Form 10QSB
period 1996-03-31
USA TECHNOLOGIES INC
filed 1996-05-14
CIK 896429

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 1O-QSB

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March  31, 1996
                              ---------------------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

                         Commission file number 33-70992

                             USA Technologies, Inc.

          Pennsylvania                                23-2679963
- -------------------------------------------------------------------------------
    (State jurisdiction of                 (I.R.S. employer Identification No.)
incorporation or organization)

1265 Drummers Lane, Suite 306, Wayne, Pa                          19087
- -------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, area code first.  (610)-989-0340



Check whether the Registrant has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            ---  ---

As of May 3, 1996, there were 19,779,600 shares of Common Stock, no par value, and 686,200 shares of Series A Convertible Preferred Stock, no par value, outstanding.

This document is comprised of 13 pages.

                             USA TECHNOLOGIES, INC.


                                      INDEX


                                                                                                     PAGE NO.

Part I - Financial Information

         Item 1. Financial Statements

         Balance Sheets - March 31, 1996 and June 30, 1995                                                1

         Statements of Operations - Three and nine months ended                                           2
         March 31, 1996 and 1995.

         Statement of Shareholders' Equity - March 31, 1996                                               3

         Statement of Cash Flows - Nine months ended                                                      4
         March 31, 1996.

         Notes to Financial Statements                                                                    5-7



         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                              8

Part II - Other Information                                                                               10


         Item 6. Exhibits and Reports on Form 8 - K                                                       12



                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                                 Balance Sheets



                                                                                       March 31,              June 30,
                                                                                         1996                  1995
                     ASSETS:                                                         -------------         -------------
Current Assets:                                                                                     (Unaudited)
       Cash..........................................................................    $414,551              $376,191
       Stock subscriptions receivable................................................                            50,000
       Prepaid expenses and deposits.................................................      14,574                 3,137
                                                                                       ----------            ----------
Total current assets.................................................................     429,125               429,328

Property and equipment,at cost,net...................................................     587,027               207,383
Other Assets                                                                                4,182                 4,832
                                                                                       ----------            ----------
Total assets.........................................................................  $1,020,334              $641,543
                                                                                       ==========              ========


       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable..............................................................    $260,083              $193,815
       Accrued expenses..............................................................      39,002                19,352
       Capital lease obligation......................................................       4,777
       Note payable - other..........................................................       1,836                 4,166
                                                                                       ----------            ----------
Total current liabilities............................................................     300,921               222,110

       Accrued rent..................................................................      10,600                25,000
                                                                                       ----------            ----------
Total liabilities....................................................................     311,521               247,110


Shareholders' equity:
Preferred stock,no par value:
       Authorized shares - 1,000,000
       Series A Convertible issued and outstanding shares - 686,200 at March 31,1996 and 491,100 at June 30,1995 (Liquidation
       preference of $8,162,116 at March 31,1996)                                       5,698,557             4,057,372
Common stock, no par value:
       Authorized shares - 34,000,000
       Issued and outstanding shares - 19,365,600 at March 31,
       1996 and 18,254,300 at June 30,1996...........................................   1,509,486               909,172
Deficit accumulated during the development stage.....................................  (6,499,230)           (4,572,111)
                                                                                       ----------            ----------
Total shareholders' equity...........................................................     708,813               394,433
                                                                                       ----------            ----------
Total liabilities and shareholders' equity...........................................  $1,020,334              $641,543
                                                                                       ==========             =========

                            (See accompanying notes)

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                             Statement of Operations




                                                                                                         Date of Inception Through
                                                     Three months ended         Nine months ended       ---------------------------
                                                          March 31,                 March 31,             March 31,       June 30
                                                --------------------------   --------------------------
                                                    1996          1995            1996           1995         1996         1995
                                               -----------   ----------     -----------   -----------   -----------    ------------
                                                  (Unaudited)  (Unaudited)     (Unaudited)    (Unaudited)  (Unaudited)
Revenue:
        License fee income...................       13,419        2,036          36,302         2,829        46,981          10,679
        Interest income......................        5,209        1,276          25,263         4,554        46,799          21,536
                                               -----------   ----------     -----------   -----------   -----------    ------------
Total revenue................................       18,628        3,312          61,565         7,383        93,780          32,215
                                               -----------   ----------     -----------   -----------   -----------    ------------
Costs and expenses:
        Compensation.........................      195,629      165,349         649,699       498,237     2,212,077       1,562,378
        General and administrative...........      407,878      116,205         960,882       370,451     2,133,577       1,172,695
        Provision for losses on
              obsolete equipment.............         --           --              --             --        356,615         356,615
        Advertising..........................        1,981       13,682          45,115        48,648       336,725         291,610
        Interest.............................        3,580          395           4,240        49,602       125,102         120,862
        Research and development.............       31,830        2,121          82,721        32,483       325,660         242,939
        Depreciation and amortization........        5,106        5,106          15,318        13,616        41,696          26,378
        Costs incurred in connection with
              abandoned private placement....         --          --               --             --         50,000          50,000
                                               -----------   ----------     -----------   -----------   -----------    ------------
Total costs and expenses.....................      646,004      302,858       1,757,975     1,013,037     5,581,452       3,823,477
                                               -----------   ----------     -----------   -----------   -----------    ------------
Net loss.....................................     (627,376)    (299,546)     (1,696,410)   (1,005,654)   (5,487,672)     (3,791,262)
                                               -----------   ----------     -----------   -----------   -----------    ------------
Cumulative preferred dividends...............     (477,150)     276,839        (954,300)      500,056
                                               -----------   ----------     -----------   -----------

Loss applicable to common shares.............  ($1,104,526)   ($576,385)    ($2,650,710)  ($1,505,710)
                                               ===========    =========      ==========    ==========

Loss per common share........................       ($0.07)      ($0.05)         ($0.18)       ($0.13)
                                               ===========    =========      ==========    ==========
Weighted average number of
        common shares outstanding............   14,871,767   11,656,883      14,760,322    11,450,468
                                               ===========    =========      ==========    ==========


                            (See accompanying notes)

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                                  Statement of
                              Shareholders' Equity
                                   (Unaudited)

                                                                                                      Deficit
                                                                        Series A                     Accumulated
                                                                      Convertible                     During the
                                                                        Preferred     Common         Development
                                                                         Stock         Stock            Stage               Total

Balance, June 30, 1995                                                $4,057,372      $909,172       ($4,572,111)         $394,433

July 1995 - 145.1 Units(145,100 shares,
      net of offering costs,of Convertible
      Preferred Stock at $10 per share)...........................     1,441,185                                         1,441,185

July 1995 - September 1995 - issuance
      of 100,000 common shares in exchange
      for consulting services.....................................                      50,000                              50,000

July 1995 - Common Stock options
      exercised - 180,000 shares at
      $.05 per share..............................................                       9,000                               9,000

August 1995 - Common Stock dividend
      distributed - 3 shares of Common Stock
      for each outstanding share of Preferred
      Stock on August 1, 1995 (435,300 shares)....................                     230,709          (230,709)              --

October 1995 - Common Stock options
      exercised - 100,000 shares at
      $.05 per share..............................................                       5,000                               5,000

January 1996-issuance of 30,000 shares
      in exchange for consulting services.........................                      14,205                              14,205

February 1996-Common Stock warrants
      excercised-145,500 shares at $.40 per
      share.......................................................                      58,200                              58,200

February 1996-issuance of 50,000 preferred
      shares at $4.00 per share...................................       200,000                                           200,000

March 1996-Common Stock warrants
      excercised-125,500 shares at $.40 per
      share.......................................................                      50,200                              50,200

March 1996-issuance of 300,000 shares
      in exchange for consulting services.........................                     183,000                             183,000

March 1996-Cancellation of 305,000 shares
      of Common Stock.............................................

Net loss..........................................................                                        (1,696,410)   (1,696,410)
                                                                     -----------    -----------         ------------    ----------
Balance, March 31, 1996                                               $5,698,557     $1,509,486          ($6,499,230)     $708,813
                                                                      ==========     ==========          ===========    ==========


                            (See accompanying notes)

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                            Statements of Cash Flows

                                                                             Nine months ended
                                                                                 March 31,
                                                                     -----------------------------------
                                                                          1996                1995
                                                                      ------------        --------------
                                                                       (Unaudited)          (Unaudited)
              OPERATING ACTIVITIES
       Net loss................................................       ($1,696,410)         ($1,005,654)
       Adjustments to reconcile net
              loss to net cash used by
              operating activities:
              Depreciation/amortization........................            15,318               13,616
       Compensation charges incurred
              in connection with the issuance
              of Common Stock..................................           247,205                --
       Changes in operating assets
              and liabilities:
              Prepaid expenses,deposits,
              and other assets.................................            38,763               (1,584)
              Accounts payable.................................            66,268              (20,547)
              Accrued expenses.................................             5,250              (64,041)
                                                                      -----------          -----------
       Net cash used by operating
              activities.......................................        (1,323,606)          (1,078,210)


INVESTING ACTIVITIES
       Purchase of property and equipment......................          (445,511)             (91,359)
       Proceeds from sale of property and equipment............            51,000               --
                                                                      -----------          -----------
       Net cash used by investing activities...................          (394,511)             (91,359)

FINANCING ACTIVITIES

       Repayment of note payable................................           (2,330)              (1,338)
       Repayment of principal on capital
              lease obligation..................................           (4,777)              (1,881)
       Net proceeds from issuance of
              common stock......................................          122,400                  949
       Net proceeds from issuance of
              preferred convertible stock.......................        1,641,185            1,354,852
       Net cash provided by
              financing activities..............................        1,756,478            1,352,582
                                                                      -----------          -----------
       Net increase in cash.....................................           38,361              183,013
       Cash at beginning of period..............................          376,191              444,212
                                                                      -----------          -----------
       Cash at end of period.....................................        $414,552             $627,225
                                                                      ===========          ===========

SUPPLEMENTAL CASHFLOW INFORMATION:
       Cash paid during the period for interest................            $4,240              $91,140
                                                                      ===========          ===========

                                               (See accompanying notes)

                             USA TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        (A Development Stage Corporation)

1.       Business

         USA Technologies, Inc. a Pennsylvania corporation (the "Company"), was incorporated on January 16, 1992. In May 1995, the Company changed it's name from USA Entertainment Center, Inc, to USA Technologies, Inc. to more accurately reflect its business. Substantially all of the Company's activities to date have been devoted to raising capital, developing markets, and starting up operations which commenced during July 1994. The Company intends to become the leading owner and licenser of credit card activated control systems for the vending, copying, debit card, and personal computer industries. The Company's products make available credit card payment technology in connection with the sale of a variety of products and services.

         The Company generally retains fifteen to thirty percent of the gross revenues in connection with the control systems. To date the total gross revenues received by the Company from these systems has been nominal.

2.       Accounting Policies

         Interim Financial Information

         The financial statements and disclosures included herein for the three and nine months ended March 31, 1996 and 1995, and for the date of inception through March 31, 1996 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments consisting of adjustments of a normal and recurring nature which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and the results of it's operations and cash flows.

         Revenue Recognition

         Licensing revenues are recognized upon the usage of the Company's credit card activated control systems.

         Loss per Common Share

         Loss per common share is based on the weighted average number of common shares outstanding during the periods. No exercise of stock options, purchase rights, purchase warrants, or the conversion of preferred stock and cumulative preferred dividends was assumed because the exercise of these securities would be antidilutive. The 4,365,000 common shares held in escrow (Note 5) are not considered outstanding for purposes of calculating the loss per common share for all periods presented.
                                        5

3.       Stock Transactions

         During June 1995, the Company's Board of Directors authorized a $1,500,000 private placement offering of 150 units at a unit price of $10,000 and each unit included 30,000 Common Stock purchase warrants and 1,000 shares of Series A Convertible Preferred Stock. During July 1995, the Company obtained approval to extend the private placement offering to 1,700,000 and 170 units. During the quarter ending September 30, 1995 this private placement offering closed and a total of 170 units were sold generating net proceeds of $1,647,567 ($1,700,000 less offering costs of $52,433).

         On May 12, 1995, the Company's shareholders approved the payment of a stock dividend of 3 shares of Common Stock, for each outstanding share of Series A Convertible Preferred Stock at the close of business on August 1, 1995. Accordingly, a total of 1,908,600 shares of Common Stock were issued to the shareholders of the Company's 636,200 shares of Preferred Stock outstanding on the record date.

         On May 6, 1995, the Company filed a registration statement on Form S-8, pursuant to which 250,000 (subsequently amended to 280,000) shares of Common Stock are to be issued to a consultant in consideration for services rendered for the period April 1, 1995 through October 31, 1995. Through March 31, 1996, the Company issued 280,000 shares under this agreement and charged $163,955 to operations.

         During February 1996, the Company filed a Form S-8 in connection with an agreement with a consulting company whereby the Company issued 300,000 shares of its common stock in exchange for consulting and advisory services to be rendered to the Company.

         During February 1996, the Company sold 50,000 shares of its Series A Convertible Preferred Stock for $200,000 to a private investment company pursuant to Regulation S under the Securities Act of 1933.

         During February 1996, the Company reduced the common stock purchase warrant price on the warrants issued in connection with the 1995 private placement offering from $.50 per warrant to $.40 per warrant through the period ending April 30, 1996.

         During April 1996, the Company's Board of Directors authorized a $1,200,000 private placement offering of 120 units at a unit price of $10,000 and each unit will include 40,000 1996 common stock purchase warrants and 1,000 shares of Series A Convertible Preferred Stock. Each warrant will entitle the holder to purchase one share of common stock for $.50 for a five year period, provided that the exercise price is $.40 per share for the balance of 1996.

         During April 1996, the Company's shareholders approved the increase in the number of the Company's authorized common stock to 45,000,000 and to increase the number of designated shares of Series A Convertible Preferred Stock from 700,000 to 1,000,000.

         During March and April 1996, the Company issued options to acquire up to 450,000 shares of its common stock to certain employees of the Company at $.65 per share, which was determined to be above the fair market value on the date of grant. These options principally vest in quarterly intervals over a five year period.

4.       Stock Options

         The Company's Board of Directors has granted Common Stock options to employees and consultants. The majority of the options have been granted at or above fair market value. During August 1995, options to purchase a total of 180,000 shares of Common Stock were exercised and shares were issued at the option price of $.05 per share. In October 1995, options to purchase a total of 100,000 shares of Common Stock were exercised and shares were issued at the option price of $.05 per share. As of March 31, 1996, there was a total of 2,785,000 options outstanding at exercise prices ranging from $.05 to $.25 per share, of which 2,760,000 were exercisable.

5.       Escrow and Cancellation Arrangements

         At the request of the Pennsylvania Securities Commission, all of the executive officers and directors of the Company serving at the commencement of the initial public offering of the Company agreed to place in escrow 10,700,000 shares of Common Stock (subsequently amended to 8,395,000 by the cancellation of 2,305,000 shares by the President of the Company during June 1995 and February
1996) beneficially owned by them until December 29, 1996. Under certain circumstances as outlined by the Pennsylvania Securities Commission, the President's shares may be held in escrow for an additional period of time, but not later than June 30, 1998. Any additional shares of Common Stock acquired by the executive officers and directors will also be held in escrow. The executive officers and directors have agreed not to sell, pledge, or transfer, directly or indirectly, any of the Common Stock held in escrow or any options to acquire stock they may own. Additionally, the President of the Company has agreed that 4,365,000 shares of his escrowed Common shares would be canceled by the Company and would no longer be issued and outstanding unless certain performance measures as specified by the Commission are achieved. If the performance measures are achieved, the common shares released from escrow will result in a compensatory charge to the Company's operations. The charge will be based on the fair value of the Company's common shares on the date the shares are released from escrow. During the nine months ended March 31, 1996, there was no such charge to operations. The 4,365,000 shares are not considered outstanding for purpose of calculating the loss per common share for all periods presented.

Item 2 Management's Discussion and Analysis of Results of Operation and Financial Condition.

Introduction

         Since its inception in January 1992, the Company, a development stage corporation, has been engaged almost exclusively in research and development activities focused on designing, developing, and marketing its credit card activated control systems. From inception through March 31, 1996, the Company has had nominal operating revenues and has generated funds primarily through the sale of its securities. As of March 31, 1996 the Company has received, net of expenses of such sales, the amount of $3,180,226 in connection with private placements and $2,345,104 in connection with its initial public offering. The Company has incurred operating losses since its inception resulting in an accumulated deficit of $6,499,230 at March 31, 1996 and such losses are expected to continue into fiscal 1997.

Results of Operations

         The fiscal quarter ended March 31, 1996 resulted in a net operating loss of $627,376 or $.07 loss per Common Share. This contrasts to a net loss of $299,546 or $.05 loss per Common Share for the comparable fiscal quarter ended March 31, 1995. A significant portion of this increased loss is due to a $183,000 charge to expense to reflect the issuance of 300,000 shares of Common Stock, at market value, to an outside consultant for services performed. On an overall basis these continuing losses reflect the development stage nature of the Company. Losses are projected to continue until sufficient revenue is generated from various applications of the Company's proprietary technology.

         Revenue from operations was $13,419, compared to $2,036 from the previous year's fiscal quarter and remains level with the immediately preceding quarter ended December 31, 1995. Despite this modest increase, revenue is still well below the level required to be profitable.

         Expenses for the period were $646,004 which represents an increase over the prior year of $343,146 or 113%, and is due primarily to the charge noted above for consulting services.

         Compensation increased by $30,280 or 18% over the prior year which is attributable to increased staffing primarily in the marketing function as the Company prepares for the introduction of its credit card activated personal computer. General and administration expenses also increased by $291,674 or 250%. The major contributors to this sharp increase were Professional Fees - $30,707 and Travel Expense - $27,238. Research and Development expense was also up by $29,709 due to the increased number and pace of application projects.

         For the nine month period ended March 31, 1996, the net operating loss was $1,696,410 compared to last years quarter of $1,005,654, representing a 68% increase and reflecting the accelerated level of operations. Revenue from operations of $61,565 for the period compared to last years $2,829, while a significant increase, remains well below breakeven requirements. Compensation increased 30% and general and administrative was up 159% while interest expense was favorably impacted by the elimination of the interest paid the previous period to investors in the Company's initial public offering.


Plan of Operations

         As of March 31, 1996 the Company's installation base consisted of the following; Credit Card Copy ExpressTM 82, Credit Card Debit ExpressTM 19, Credit Card Printer ExpressTM 14, Credit Card Vending ExpressTM 11, and the Credit Card Computer ExpressTM 9, for a total of 135 control system units. It is the Company's intention to increase the number of installed units as quickly as possible.

         During the current quarter, the company's newest product was launched, the Credit Card Computer Express, or C3X. This product enables locations such as libraries, hotels, convention centers and retailers to offer state of the art computer technology and the capacity to charge for these services via credit card. The company has entered into a dealer relationship with a major computer manufacturer who will supply all required equipment configured to the Company's specifications. Technical and leasing support has also been arranged.

         In spite of the de-emphasis of the Golfers Oasis'TM product line, the control technology developed has very broad application to the vending industry. It is the Company's intention to pursue these applications under the Credit Card Vending ExpressTM. trademark and attempt to broaden the current client relationships with merchandisers who would dispense apparel and other higher priced items such as paperback books, sunglasses, etc. via vending machines utilizing the Company's control system.

         The Company is also currently developing a "mini business center" which will be completely credit card activated and will provide computer, copier and facsimile services. It is the Company's intention to market this product line to the hospitality industry and to "quick print" retail locations.

         Additionally the Company has commenced development of an application of its proprietary technology to the coin operated laundry industry. The prototype is currently scheduled for completion in May 1996. This device would permit consumers to utilize their credit cards in connection with laundry washing machines and dryers.

Liquidity and Capital Resources

         On July 31, 1995 the Company completed a private offering on a fully subscribed basis. A total of 170 units were sold at $10,000 per unit, each consisting of 1000 shares of Preferred Stock and warrants to purchase 30,000 shares of Common Stock, at a purchase price of $.50 per share, This offering resulted in net proceeds to the Company of $1,647,567 ($1,700,000 less expenses of $52,433). As of March 31, 1996, the Company's total cash balance was $414,551. The Company anticipates that such cash would be utilized for selling, general and administrative expense as well as capital investment and related costs of installation.

         On May 1, 1996, the Company initiated a private offering of Securities, under which a total of 120 units will be sold at $10,000 per unit. Each unit consists of 1,000 shares of Preferred Stock and Warrants to purchase 40,000 shares of Common Stock at $.50 per share. As of May 10, 1996 the Company had sold and collected $1,209,000 of the offering and anticipates that it will be closed at a total of $1.3 million.

         Management believes that the existing cash balance noted above together with the proceeds of the offering will enable the Company to be sufficiently capitalized to execute the operating plan outlined above, and will not require additional funding through June 30, 1997.

         During the nine month period ended March 31, 1996 net cash of $1,323,607 was used by operating activities (principally compensation and general and administrative expenses). Net investing activities of $394,511 were principally due to the purchase of property and equipment of $445,911, net of proceeds from the sale of property and equipment of $51,000. The net cash provided by financing activities of $1,756,478 was principally due to the net proceeds generated from the issuance of Common and Preferred stock of $1,763,585.

Part II - Other information

Items 1,2,3, and 5 are not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders was held on April 10, 1996.

         (b) Election of Directors

         The number of votes cast with respect to the election of the directors was as follows:
                                      For                     Withhold
George R. Jensen, Jr.              14,297,799                 310,900
Keith L. Sterling                  14,289,799                 320,900
Peter G. Kapourelos                14,314,799                 295,900
William W. Sellers                 14,314,799                 295,900
Henry B. DuPont Smith              14,245,799                 295,900
William L. VanAlen, Jr.            14,314,799                 295,900
Stephen P. Herbert                 14,314,799                 295,900

         Each of the above individuals was elected as a director at the Annual Meeting.

         (c) In addition to the election of directors, the following other matters were also voted on and approved at the Annual Meeting:

                  (i) A proposal to ratify the appointment of Ernst & Young LLP as independent public accountants for the Company for its 1996 fiscal year. The number of votes cast with respect to such matter was as follows:

                           Affirmative Votes         14,379,399
                                                     ----------
                           Negative Votes                12,200
                                                     ----------
                           Abstaining Votes             219,100
                                                     ----------
                           Broker Non-Votes
                                                     ----------

                  (ii) A proposal to act upon an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock to 45,000,000. The number of votes cast with respect to such matter was as follows:

                           Affirmative Votes         13,937,549
                                                     ----------
                           Negative Votes               556,450
                                                     ----------
                           Abstaining Votes             146,200
                                                     ----------
                           Broker Non-Votes
                                                     ----------

                  (iii) A proposal to act upon an amendment to the Company's Articles of Incorporation increasing the number of designated shares of Series A Preferred Stock from 700,000 to 1,000,000. The number of votes cast with respect to such matter was as follows:

                           Affirmative Votes         13,876,649
                                                     ----------
                           Negative Votes               620,350
                                                     ----------
                           Abstaining Votes             143,200
                                                     ----------
                           Broker Non-Votes
                                                     ----------
                                       11

Item 6. Exhibits and Reports on Form 8 -K.

         (a) None.

         (b) Reports on Form 8 - K.
No reports on Form 8-K have been filed during the quarter for which this report on Form 10-QSB is being filed.

                                    Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                     USA TECHNOLOGIES, INC.






Date:  May 13, 1996                  /s/ George R. Jensen
                                    ------------------------------------------
                                       George R. Jensen, Jr., President,
                                           Chief Executive Officer

Date:  May 13, 1996                 /s/ Edward J. Sullivan
                                    ------------------------------------------
                                    Edward J. Sullivan, Senior Vice President,
                                             Chief Financial Officer