Form 10-K
period 1996-06-30
USA TECHNOLOGIES INC
filed 1996-09-30
CIK 896429

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1996        Commission file number: 33-70882

                                       OR

            [ ] Transition report pursuant to section 13 or 15(d) of
              the Securities Exchange Act of 1934 [No Fee Required]

                 For the transition period from ______ to ______

                             USA TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           Pennsylvania                            23-2679963
  (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)              Identification No.)

                 1265 Drummers Lane, Suite 306, Wayne, PA.19087
               (Address of principal executive offices) (Zip Code)
                                 (610)-989-0340
              (Registrant's telephone number, including area code)

                                      NONE
           (Securities registered pursuant to Section 12(g) of the Act

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
   1934 during the preceding 12 months (or for such shorter periods that the registrant was required to for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No
                                                         ---   ---

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, of regulations S-B is not contained herein, and will not be contained to, the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]
                                        -
          Transitional Small Business Disclosure Format Yes     No X
                                                            ---   ---

 Registrant's total revenues for its most recent fiscal year...........$84,847.

     As of September 24, 1996, there were outstanding 23,023,976 shares of Common Stock, no par value, and 796,025 shares of Series A Convertible Preferred
                              Stock, no par value.

    The company's voting securities are traded on the Over the Counter (OTC) Bulletin Board. The aggregate market value _ of the company's voting securities held by non-affiliates of the Registrant was $9,897,931 on September 24, 1996
   based upon the average bid and asked price of the Registrant's Common Stock and Preferred Stock on that date.

                                TABLE OF CONTENTS

Part I                                                                     Page
- ------                                                                     ----
   Item  1.       Business                                                  1

         2.       Properties                                                5

         3.       Legal Proceedings                                         5

         4.       Submission of Matters to a Vote of Security Holders       5

Part II
- -------
         5.       Market for the Registrant's Common Equity and
                  Related Stockholder Matters                               7

         6.       Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                        8

         7.       Financial Statements                                     11

         8.       Changes in and Disagreements with  Accountants on
                  Accounting and Financial Disclosure                      11

Part III
- --------
         9.       Directors and Executive Officers of the Registrant       12

         10.      Executive Compensation                                   13

         11.      Security Ownership of Certain Beneficial Owners
                  and Management                                           16

         12.      Certain Relationships and Related Transactions           20

Part IV
- -------
         13.      Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K                                              21

                             USA TECHNOLOGIES, INC.

                                     PART 1
Item 1. Business

         USA Technologies, Inc., a Pennsylvania corporation (the "Company") was founded in January 1992. The Company is in the development stage and intends to become the leading provider and licensor of unattended, credit card activated control systems for the vending, copying, debit card and personal computer industries. The Company's devices make available credit card payment technology in connection with the sale of a variety of products and services. The Company anticipates generating its revenues from both retaining a portion of the revenues generated from all credit card transactions conducted through its control systems, as well as the direct sale of its control systems and the resale of configured office products.

         The Company has developed an unattended, credit card activated control system for vending machines known as the Credit Card Vending Express(TM), an unattended, credit card activated control system to be utilized with photocopying machines; facsimile machines; and computer printers known as the Credit Card Copy ExpressTM, and an unattended, credit card activated control system to be used in connection with debit card purchase/revalue stations known as the Credit Card Debit Express(TM). The devices allow consumers to use credit cards to pay for those products and services.

         The Company has also developed the Credit Card Computer Express(TM)
(C3X), which is an unattended credit card activated control system to be used in connection with the general use of a personal computer, as well as for the use of on-line services, including the Internet. This product enables locations such as public libraries to offer the use of personal computers to the public on an "as needed" basis utilizing credit cards as a method of payment. In addition the Company introduced to the university library market its Automated Print Payment SystemTM (APPS). This system enables libraries to charge users via credit/debit cards for the printed output from computer networks, thus providing a new source of revenue to cover their increasing costs of operations.

          Recently the Company completed the prototype of its new Business Express(TM), which will be marketed to the hospitality industry as an amenity to the business traveler. The Business Express(TM) combines the Company's existing applications for computers, copiers, and facsimiles into a kiosk type configuration. All services provided are credit card activated.

         Another significant change in direction implemented in the past year has been the move toward the sale of the Company's proprietary equipment to operators rather than the revenue sharing arrangements employed to date. The Company still retains all rights to software and proprietary technology which it licenses to location operators for their exclusive use.

         In February 1996, the Company entered into an agreement with Dell Marketing, L.P., a subsidiary of Dell Computer Corporation ("Dell"), pursuant to which the Company was appointed as a Dell authorized "Remarketer/Integrator". Dell is one of the leading manufacturers of personal computers and other related computer products in the world. Pursuant to the agreement, Dell will manufacture Dell computers containing the company's C3XTM credit card activated control system. These products will be sold to the Company by Dell either for resale by the Company to its customers or for licensing by the Company to its customers. The Company is entitled to a discount from the list price of the Dell products being purchased from Dell. Dell may ship the complete computer system (including the integrated C3XTM control system) directly to the Company's customer on a COD basis and remit the applicable discount to the Company. The agreement has an initial term of one year and is cancelable by either party upon thirty days notice. Through June 30, 1996, the Company has acquired 25 computer systems from Dell for approximately $75,000.

         For the years ended June 30, 1995 and 1996, the Company has spent approximately $130,000 and $224,000, respectively for the development of its proprietary technology. These amounts include the expense of outside consultants and contractors as well as compensation paid to certain of the Company's employees as reflected in Compensation in the accompanying financial statements.

         As of June 30, 1996, the Company had 77 Credit Card Copy Express(TM) control systems, 24 Credit Card Debit Express(TM) control systems, and 21 Credit Card Computer Express(TM) control systems at the following commercial locations:
Adams State College, Anaheim Public Library, Boston College, Boston Law School, Bradley University Library, Bucks County Community College, Central Arkansas Library System, Clarkson University, Cleveland State University, Colgate University, Denver Public Library, Drexel University, Georgetown University Law Library, Library of Congress, Loyola University Medical School, Michigan State University, Nanuet Public Library, New England Law Library, Nova Southeastern University, Ohio University, Penn State University, Philadelphia College of Pharmacy & Science, Princeton University, San Francisco Public Library, Temple Law Library, University of Arkansas Law Library, University of Chicago, University of the District of Columbia, University of Georgia, University of Houston, University of Maine, University of Maryland, University of Pittsburgh, University of Tennessee, University of Texas, University of Wisconsin, Upper Merion Public Library, Villanova University, and William Jeanes Memorial Library. Through June 30, 1996 the total gross revenues received by the Company from these systems has been nominal.

Industry Trends

         With trends over the last twenty years indicating an ever increasing customer reliance on the use of credit cards as a method of payment, the Company believes the future of purchasing retail products and services is in credit cards rather than cash. There are approximately eight hundred million credit cards issued in the United States. The Company's products reflect this overall trend and feature automated credit card control systems. The Company has focused its efforts towards the vending, copiers, debit card and personal computer industries.

Credit Card Processing

         Each of the Company's credit card activated control devices records and transmits all transaction data to the Company, and the Company then forwards such data to the credit card processor. After receiving transaction information from the Company, the credit card processor electronically transfers the funds (less the credit card processor's charged) to the Company. The Company then forwards to the location its share of the funds.

         The Company and each location have agreed on a percentage split of the gross proceeds from the Company's device. The credit card processor's fees and cost to forward the location's share of the gross proceeds are all paid for out of the Company's portion of the gross revenue.

         The Company currently retains a variable portion of the gross revenues from each device, which ranges from 8% plus a fixed monthly service fee ($50-100) to 30%, depending upon the specific requirements of the location operator.

The Credit Card Vending Express(TM)

         According to the Vending Times, Census of the Industry, vending sales in the United States have increased from approximately $14.8 billion in 1983 to approximately $29.5 billion in 1995.

         The Company believes that operators have become increasingly aware of the economic gains to be realized by selling higher priced items from a vending machine. Selling higher priced products from a vending machine is difficult using a coin and dollar bill based system. These difficulties include handling increased amounts of cash as well as collecting, counting, changing and depositing the cash.

         The Company has developed a credit card activated control system to be used in connection with vending machines known as the Credit Card Vending Express(TM). This product allows owner/operators of vending machines to sell higher priced items from one or more vending machines. Using a valid credit card, the customer swipes their credit card to activate the equipment which offer dry goods, food and sundry items, without limitation as to price. The Company's device makes the vending machines operable 24 hour per day, 365 days per year and eliminates the need for cash.

The Credit Card Copy Express(TM)

         Traditionally, customers wishing to use a photocopying machine have either used a prepaid, stored value card or cash. In most instances, this places a burden on employees of the facility to provide a number of services unrelated to their primary jobs, such as providing change, coin collecting, coin counting and coin reloading. With the Credit Card Copy Express(TM) , the attendant no longer needs to interact with the customers for these purposes.

         The Credit Card Copy Express(TM) provides a cashless method to pay for the use of photocopying machines. The device is attached to the photocopying machine, computer printer, or microfilm/fiche printer in a similar manner as attaching a standard coin acceptor. The device can be attached to either existing or new equipment. The control system enables customers to photocopy documents with the use of a credit card.

The Credit Card Debit Express(TM)

         Many "closed" environments such as universities or hospitals utilize a private card system to store cash value known as a debit or "stored value" card. The system works by encouraging customers (by discounting the price of the products or services) to transfer lump sum cash values onto a magnetic stripe or imbedded chip card that can be used to activate equipment within the closed environment. As the cardholder uses the card to purchase products or services the cash value is deducted from the total value on the card. Typically, the cards are purchased from attendants or from machines which accept coins or dollar bills.

         The Company's Credit Card Debit Express(TM) enables customers to purchase or revalue their debit cards with the swipe of a credit card and eliminates the need for cash or for an attendant to handle cash or provide change. The Credit Card Debit Express(TM) eliminates any reliance on cash by allowing customers to use a valid credit card to purchase or place additional value on a debit card.

The Credit Card Computer Express(TM)

         The Company believes that the growing dependence on personal computers has created an environment where there is a need for access to personal computers by the general public on an " as needed" basis. To meet this need, the Company has developed the Credit Card Computer Express(TM). Through June 30, 1996, the Company's system is in commercial use at 21 locations, substantially all of which are public libraries. The device enables the public to utilize personal computers and/or the services they offer on an "as-needed" basis. The system is designed so that the computer could not be used until a valid credit card is swiped through the control system. Once the user is authorized to proceed, the system has the ability to charge for time in use, printed output, and any modem activity.

         During February 1996, the Company entered into an agreement with Dell Marketing, L.P., a subsidiary of Dell Computer Corporation ("Dell"), pursuant to which the Company was appointed as a Dell authorized "Remarketer/Integrator." Dell is one of the leading manufacturers of personal computers and other related computer products in the world. Pursuant to the agreement, Dell will manufacture Dell computers containing the Company's C3XTM credit card activated control system. See "Business Procurement." These products will be sold to the Company by Dell either for resale by the Company to its customers or for licensing by the Company to its customers. The Company is entitled to a discount off of the list price of the Dell products being purchased from Dell. Dell may ship the complete computer system (including the integrated C3XTM control device) directly to the Company's customer on a COD basis and remit the applicable discount to the Company. The agreement has an initial term of one year and is cancelable by either party upon thirty days notice. Through June 30, 1996, the Company acquired 25 computer systems from Dell with an approximate value of $75,000.

         The initial customer base to be targeted by the Company for the Credit Card Computer Express(TM) is public and university libraries. The Company believes that the personal computer is becoming an integral part of how library patrons access and utilize the information available to them. The Company also believes that the majority of these libraries do not currently offer general use personal computers to their patrons. The Company will also pursue print shops, cyber cafes, hotels, airports, convention and conference centers, and various retail outlets as potential customers.

The Business Express(TM)

         The hotel/motel hospitality industry continues to expand, but has become more competitive as chains increase their efforts to attract the most dominant and profitable customer; the business traveler. Business travelers and conference attendees account for the majority of hotel occupancy, stay longer and spend more per visit than the leisure traveler. For these reasons, hotels have become very sensitive and responsive to the needs and preferences of the business traveler. The Business Express(TM) enables a hotel to address these needs in a comprehensive and cost effective manner, while simultaneously generating increment of revenue.

         The Business Express(TM) utilizes the Company's existing applications for computers, copiers, and facsimile equipment, and combines them into a branded product. The Business Express(TM) bundles the Credit Card Computer Express(TM) unit, the Credit Card Copy Express(TM) unit, and the Credit Card Fax Express(TM) unit, into a functional kiosk type work station. All devices are credit card activated, therefore eliminating the need for an attendant normally required to provide such services.

         During August 1996 the Company completed the Business Express(TM) prototype and during September 1996 installed the first four operational units at; Courtyard by Marriott, Wayne, PA; the Westin, Holiday Inn, and Chino Hotel all located in Ottawa, Ontario.

Marketing

         The Company is currently marketing its products through its full-time sales staff consisting of six persons to university and public libraries, either directly or through facility management companies servicing these locations.

Procurement

         The Company's control system devices consist of a card reader, printer, amplifier, circuit board and micro chip in a specially designed housing. The devices are currently manufactured to the Company's design specification by an independent contractor, LMC - Autotech Technologies, LP. The Company has recently contracted for the purchase of 250 control devices, for a total purchase price of $142,000. Through June 30, 1996, 174 units have been delivered and $99,000 has been included in accounts payable. The Company anticipates obtaining its complete computer systems (other than the Credit Card Computer Express(TM) control system) from Dell pursuant to the agreement entered into with Dell.

Competition

         The Company believes that there are currently no other businesses competing in the areas of unattended, credit card activated control systems for use in connection with copiers or personal computers. However, the businesses which have developed unattended, credit card activated control systems currently in use in connection with gasoline dispensing, public telephones, prepaid telephone cards, ticket dispensing machines, vending machines, or facsimile machines, are capable of developing products or utilizing their existing products in direct competition with the Company. Many of these businesses are well established, have substantially greater resources than the Company and have established reputations for success in the development, sale and service of high quality products. The Company is aware of one business which has developed an unattended, credit card activated control system to be used in connection with vending machines. Any such increased competition may result in lower percentages of gross revenues being retained by the Company in connection with its licensing arrangements, or otherwise may reduce potential profits or result in a loss of some or all of its customer base.

Patents, Trademarks and Proprietary Information

         The Company has applied for federal registration of its trademarks Credit Card Printer Express(TM), Credit Card Copy Express(TM), Credit Card Debit Express(TM), Credit Card Computer Express(TM), C3XTM, P C Express(TM) and Business Express(TM).

         Much of the technology developed or to be developed by the Company is subject to trade secret protection. To reduce the risk of loss of trade secret protection through disclosure, the Company has entered into confidentiality agreements with its key employees. There can be no assurance that the Company will be successful in maintaining such trade secret protection or that others will not capitalize on certain of the Company's technology.

         The Company has applied for seven United States letters patent and has applied for foreign letters patent in connection therewith.

Employees

         The Company has sixteen full time employees and two part-time employees.

Item 2.  Properties

         The Company leases its principal executive offices, consisting of approximately 3400 square feet, at 3 Glenhardie Corporate Center, 1265 Drummers Lane, Suite 306, Wayne, Pennsylvania for a monthly rental of $3,300. The lease expires on August 31, 1997. The Company also leases approximately 5,000 square feet of warehouse space in Jacksonville, Florida, for $2,300 per month. The lease expires on April 30, 1997. It is the Company's intention to vacate this facility effective September 30, 1996, and accordingly the Company has reserved an appropriate amount for the termination expense.

Item 3.  Legal Proceedings.

         The Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a)  The Annual Meeting of Shareholders was held on April 10, 1996.
         (b)  Election of Directors

The number of votes cast with respect to the election of the directors was as follows:

                                                For                    Withheld
                                            ----------                 --------
         George R. Jensen, Jr.              14,297,799                 310,900
         Keith L. Sterling                  14,289,799                 320,900
         Peter G. Kapourelos                14,314,799                 295,900
         William W. Sellers                 14,314,799                 295,900
         Henry B. duPont Smith              14,245,799                 295,900
         William L. Van Alen, Jr.           14,314,799                 295,900
         Stephen P. Herbert                 14,314,799                 295,900

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
                                                     ----------

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

          The Common Stock and Preferred Stock are currently traded on the OTC Electronic Bulletin Board under the symbols USTT and USTTP, respectively. Such trading began on March 8, 1995. As of the date hereof, there is no established trading market for the Common Stock or the Preferred Stock.

         The high and low bid prices on the OTC Electronic Bulletin Board for the Common Stock were as follows:

Fiscal                                              High              Low
- ------                                              ----              ---
1995

Third Quarter (March 8, 1995 to March 31, 1995)     $ .75             $.50
Fourth Quarter (through June 30, 1995)              $1.25             $.25

1996

First Quarter (through September 30, 1995)          $ .55             $.25
Second Quarter (through December 31, 1995)          $1.00             $.40
Third Quarter (through March 31, 1996)              $1.40             $.37
Fourth Quarter (through June 30, 1996)              $1.68             $.50

1997

First Quarter (through August 31, 1996)             $ .62             $.38

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         At June 30, 1996, there are 3,335,000 shares of Common Stock issuable upon exercise of outstanding options, and 157,300 shares of Common Stock issuable upon exercise of outstanding purchase rights. All of these shares of Common Stock, if issued on the date hereof, would be "restricted securities" as defined under Rule 144 under the Act. Of the 3,335,000 options, 550,000 are exercisable at $.65 per share, 2,565,000 are exercisable at $.25 per share, and 220,000 are exercisable at $.05 per share. In connection with the options exercisable at $.25 and $.65 per share, the Company has agreed, at its cost and expense, to file a registration statement under the Act and applicable state securities laws covering all of the Common Stock underlying the options before the end of calendar year 1996. All of the aforesaid options have been issued by the Company to employees, Directors, officers and consultants.

         As of June 30, 1996, there were 1,414,000 shares of Common Stock issuable upon exercise of the outstanding 1995 Warrants, which when and if issued would be freely tradeable under the Act. As of the date hereof, there are 5,200,000 shares of Common Stock issuable upon exercise of the outstanding 1996 warrants, which when and if issued would be freely tradeable under the Act.

         On June 30, 1996 there were 1,019 record holders of the Common Stock and 985 record holders of the Preferred Stock.

         The holders of the Common Stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company's securities. No dividend may be paid on the Common Stock until all accumulated and unpaid dividends on the Preferred Stock have been paid. As of June 30, 1996, such accumulated unpaid dividends amount to $1,758,490 and an additional $597,019 of dividends accrued on August 1, 1996.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Introduction

         Since January 1992, the Company, a development stage corporation, has been engaged almost exclusively in research and development activities focused on designing, developing, and marketing its credit card activated control systems. From inception through June, 30, 1996, the Company has had nominal operating revenues (exclusive of interest) of $63,658 and has generated funds primarily through the sale of its securities. Through June 30, 1996 the Company has received, net of expenses of such sales, the amount of $4,367,085 in connection with private placements, $1,105,800 from the exercise of Common Stock purchase warrants, and $2,345,104 in connection with its initial public offering. The Company has incurred operating losses since its inception through June 30, 1996 of $6,242,959 and such losses are expected to continue through June 30, 1997.

Results of Operations

         For the fiscal year ended June 30, 1996, the Company had a net loss of $2,451,697. Overall this loss reflects the continuing development stage activities of the Company. The Company's preferred stock provides for an annual cumulative dividend of $1.50 per share payable to the shareholders of record on February 1 and August 1 each year as declared by the Company's Board of Directors. The $3,405,997 loss applicable to common shares or $.23 loss per common share was derived by adding the $2,451,697 net loss and the $954,300 of cumulative preferred dividends for the year ending June 30, 1996 and dividing by the weighted average shares outstanding.

         Revenues for the period remained at a nominal level reflecting the disappointing performance of the Credit Card Copy Express(TM) product line. Expenses for the fiscal year ended June 30,1996 were $2,536,544, representing a $868,546 or 52% increase over the prior year. The primary contributors to this increase were General and Administrative expense and Compensation.

         General and administrative expense of $1,449,889 increased sharply by $751,289 or 107% which reflects both a general increase in spending to support the expansion of operations as well as several non-operational factors, specifically the major contributors to this increase were as follows: Travel and lodging increased by a total of $187,122, which was concentrated in the operations area and reflects the installation of the Company's control devices. Professional fees increased by $103,355 including both financial and legal fees, including increased patent activity. Product development expense increased $93,888 primarily due to the programming and configuration of the Company's newly completed C3XTM. Consulting expenses increased by $313,548 of which $247,205 is a non-cash transaction attributable to the issuance of common stock in exchange for services rendered. The balance of the increase includes public relations and technical services. Telephone, office expense, and postage increased moderately.

         Compensation expense was $903,398, an increase of $215,013 or 31% over the previous year. This increase was concentrated in the marketing function and corporate staffing, and also including $27,343 of expense to initiate an employee medical benefits plan.

         Depreciation expense of $72,016 increased by $56,548, which is attributable to the increased depreciable asset base. Advertising remained consistent with the previous year.

         A provision for losses on equipment was charged to operations in the amount of $44,100 which represents the final charge for the discontinuance of the Golfers OasisTM product line.

         Interest expense returned to normal levels with the elimination of the public offering interest cost reflected in the prior year.

Plan of Operations

         As of June 30, 1996, the Company had a total of 130 credit card activated control systems installed in the field as follows:

         Credit Card Copy Express(TM)77, Credit Card Debit Express(TM)24, Credit Card Computer Express(TM)21, Credit Card Vending Express(TM)8. In July 1996, the licensing arrangement with the apparel manufacturer operating the Vending Express(TM) equipment was terminated by the manufacturer effective September 30, 1996. Through June 30, 1996 the total gross revenues received by the Company from these systems has been nominal.

         During the past year the Company has refined its direction on new product development. It has shifted its emphasis to products capable of generating new incremental revenue for equipment operators (ie. Computer Express, Business Express, Automated Printer Payment System) as opposed to in the past simply providing a better method of payment (ie. Copy Express).

         The Company plans to unveil the Business Express(TM) in November 1996. Development is complete and there are currently four sites in operation. The marketing and sales function has been increased to four direct sales representatives and four dealers in anticipation of the national roll out.

         Another significant change in direction implemented has been the move toward the sale of the Company's proprietary equipment to operators rather than the revenue sharing arrangements employed to date. The Company still retains all rights to software and proprietary technology which it licenses to location operators for their exclusive use. However this shift in market approach reduces the Company's dependancy on equipment revenue by providing a built in gross profit on the sale of the equipment, and simultaneously reduces the Company's capital asset requirements.

         Plans for the coming fiscal year include progressing from the developmental stage to an operating mode. This includes the Company's plans to relocate to a 7000 square foot "flex space" type facility which will provide assembly and warehousing space to support the roll out of the Business Express(TM). The Business Express(TM), which will be unveiled in November 1996, will be assembled at the Company's new facility and then shipped direct for site installation by Company personnel.

Liquidity and Capital Resources

         During the fiscal year ended June 30, 1996, the Company completed a number of equity transactions. Net proceeds of $1,441,185 were realized from the Private Placement Offering of Preferred Stock and Common Stock Warrants, which closed August 31, 1995. In February 1996, the exercise price for Common Stock Warrants issued in 1995 was reduced from $.50 per share to $.30 per share. Net warrant proceeds of $1,105,800 were generated from warrants exercised. In April 1996, a Private Placement Offering generated an additional $1,249,264 of new equity. As of June 30, 1996 total working capital was $1,530,864, including cash on hand of $1,773,356.

         During the fiscal year ended June 30, 1996, net cash of $2,392,538 was used by operating activities, primarily compensation and general and administrative expenses. Net cash of $108,904 was used by investing activities principally for the purchase of property and equipment . The net cash provided by financing activities of $3,898,607 was principally due to the net proceeds generated from the issuance of Common and Preferred Stock of $3,953,899.

         The Company anticipates that it's net cash requirements for the year ending June 30, 1997 would approximate $1.7 million. The Company anticipates that such cash would be utilized for selling, general and administrative expenses, as well as capital investment and working capital required to support the increased operating levels associated with the expansion of the Business Express(TM) and the Computer Express(TM).

         The Company's independent auditors have included an explanatory paragraph in their report on the Company's June 30, 1996 financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that the funds available at June 30, 1996 combined with the revenues to be generated during fiscal year 1997, the potential capital to be raised from the exercise of the 1995 and 1996 Common Stock purchase warrants, and the ability to defer anticipated expenditures, if required, will provide for the Company to continue as a going concern.

Commitment

         During February 1996, the Company entered into a commitment to acquire 250 control system equipment for $142,000. As of June 30, 1996, 174 units were received and accordingly $99,000 was included in accounts payable. An additional 43,000 will be payable upon the delivery of the remaining 76 units in fiscal year 1997. These amounts are expected to be paid from the existing cash resources.

Item 7.  Financial Statements

The Company's financial statements are presented on the following pages:

Report of Independent Auditors...........................................   F-1

Balance Sheets...........................................................   F-2

Statements of Operations.................................................   F-3

Statements of Shareholders' Equity.......................................   F-4

Statements of Cash Flows.................................................   F-7

Notes to Financial Statements............................................   F-9

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
         None

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

         The directors and executive officers of the Company, together with their ages and business backgrounds are as follows:

         Name                               Age                                 Position(s) Held
         ----                               ---                                 ----------------
George R. Jensen, Jr.                       47                President, Chief Executive Officer, Chairman
                                                              of the Board of Directors
Stephen P. Herbert                          34                Executive Vice President, Sales and Marketing, Director
Keith L. Sterling                           44                Executive Vice President-Operations, Secretary, Director
Edward J. Sullivan                          46                Senior Vice President, Chief Financial Officer,
                                                              Treasurer
Haven Brock Kolls, Jr.                      31                Vice President - Research and Development
Peter G. Kapourelos                         75                Director
William W. Sellers                          75                Director
Henry B. duPont Smith                       35                Director
William L. Van Alen, Jr.                    62                Director

         Each director holds office until the next Annual Meeting of Stockholders and until his successor has been elected and qualified.

         George R. Jensen, Jr., has been the President, Chief Executive Officer, and Director of the Company since January 1992. Mr. Jensen is the founder, and was Chairman, Director, and Chief Executive Officer of American Film Technologies, Inc. ("AFT") from 1985 until 1992. AFT is in the business of creating color imaged versions of black-and-white films. From 1979 to 1985, Mr. Jensen was Chief Executive Officer and President of International Film Productions, Inc. Mr. Jensen was the Executive Producer of the twelve hour mini-series, "A.D.", a $33 million dollar production filmed in Tunisia. Procter and Gamble, Inc., the primary source of funds, co-produced and sponsored the epic, which aired in March 1985 for five consecutive nights on the NBC network. Mr. Jensen was also the Executive Producer for the 1983 special for public television, " A Tribute to Princess Grace". From 1971 to 1978, Mr. Jensen was a securities broker, primarily for the firm of Smith Barney, Harris Upham. Mr. Jensen was chosen 1989 Entrepreneur of the Year in the high technology category for the Philadelphia, Pennsylvania area by Ernst & Young LLP and Inc. Magazine. Mr. Jensen received his Bachelor of Science Degree from the University of Tennessee and is a graduate of the Advanced Management Program at the Wharton School of the University of Pennsylvania.

         Stephen P. Herbert was elected a Director of the Company in April 1996, and joined the Company full-time on May 6, 1996. Prior to joining the Company and since 1986, Mr. Herbert had been employed by Pepsi-Cola, the beverage division of PepsiCo. From 1994 to April 1996, Mr. Herbert was a Manager of Market Strategy. In such position he was responsible for directing development of market strategy for the vending channel and subsequently the supermarket channel for Pepsi-Cola in North America. Prior thereto, Mr. Herbert held various sales and management positions with Pepsi-Cola. Mr. Herbert graduated with a Bachelor of Science degree from Louisiana State University.

         Keith L. Sterling joined the Company on a full-time basis as Executive Vice President-Operations and Secretary on July 1, 1993 and was elected to the Board of Directors on May 12, 1995. Mr. Sterling is part owner, and from October 1987 to July 1, 1993, was the Chief Executive Officer of Radnor Commonwealth Equities, Inc., a Washington, D.C. asset-based investment/consulting firm. He co-founded that firm in 1987. From 1980 to 1987, Mr. Sterling held various positions with MHB Companies, Inc., a national investment-development company headquartered in Houston, Texas, including Executive Vice President. Mr. Sterling held various positions with Fidelity Mutual Life Insurance Company from 1976 to 1980, including Director of Corporate Systems, and was a Systems Analyst for Philadelphia Saving Fund Society (PSFS) from 1974 to 1976. Mr. Sterling graduated with a Bachelor of Science degree in Economics from Susquehanna University.

         Edward J. Sullivan joined the Company on a full-time basis as Senior Vice President, Chief Financial Officer and Treasurer on July 1, 1993. Prior thereto, and since 1990, he was President of Brian Edwards & Co., a consulting firm specializing in controllership services, cost containment, and expense reduction programs. From 1987 to 1990, Mr. Sullivan was Vice President, Group Controller of Pony Industries, Inc., a manufacturer supplying the building products industry. Prior thereto, Mr. Sullivan was Corporate Controller for F. Schumacher & Co. and for Jonathan Logan, Inc., and Director of Internal Audit for Gulf & Western Industries. Mr. Sullivan is a Certified Public Accountant and received a Bachelor of Science degree in Accounting from Villanova University.

         Haven Brock Kolls, Jr., joined the Company on a full-time basis in May 1994 and was elected an executive officer in August 1994. From January 1992 to April 1994, Mr. Kolls was Director of Engineering for International Trade Agency, Inc., an engineering firm specializing in the development of control systems and management software packages for use in the vending machine industry. Mr. Kolls was an electrical engineer for Plateau Inc. from 1988 to December 1992. His responsibilities included mechanical and electrical computer-aided engineering, digital electronic hardware design, circuit board design and layout, fabrication of system prototypes and software development. From 1984 to 1988, Mr. Kolls was employed as an electrical engineer. Mr. Kolls is a graduate of the University of Tennessee with a Bachelor of Science Degree in Engineering.

         Peter G. Kapourelos joined the Board of Directors of the Company in May 1993. Mr. Kapourelos has been a branch manager of Advantage Capital Corporation, a subsidiary of Primerica Corporation, since 1972. He has been a member of the Millionaire Production Club since 1972. Mr. Kapourelos is currently the Vice President for American Capital High Yield Bond Fund and of the American Capital Equity Income Fund, which are publicly traded mutual funds.

         William W. Sellers joined the Board of Directors of the Company in May 1993. Mr. Sellers founded The Sellers Company in 1949 which has been nationally recognized as the leader in the design and manufacture of state-of-the-art equipment for the paving industry. Mr. Sellers has been awarded five United States patents and several Canadian patents pertaining to this equipment. The Sellers Company was sold to Mechtron International in 1985. Mr. Sellers is Chairman of the Board of the Sellers Process Equipment Company which sells products and systems to the food and other industries. Mr. Sellers is actively involved in his community. Mr. Sellers received his undergraduate degree from the University of Pennsylvania.

         Henry B. duPont Smith joined the Board of Directors of the Company in May 1994. Since January 1992, Mr. Smith has been a Vice President of The Rittenhouse Trust Company and since September 1991 has been a Vice President of Rittenhouse Financial Services, Inc. From September 1991 to December 1992, he was a registered representative of Rittenhouse Financial Securities, Inc. Mr. Smith was an Assistant Vice President of Mellon Bank, N.A. from March 1988 to July 1991, and an investment officer of Provident National Bank from March 1985 to March 1988. Mr. Smith received a Bachelor of Arts degree in Accounting in 1984 from Franklin & Marshall College.

         William L. Van Alen, Jr., joined the Board of Directors of the Company in May 1993. Mr. Van Alen is President of Cornerstone Entertainment, Inc., an organization engaged in the production of feature films of which he was a founder in 1985. Prior thereto, Mr. Van Alen practiced law in Pennsylvania for twenty-two years. Mr. Van Alen received his undergraduate degree in Economics from the University of Pennsylvania and his law degree from Villanova Law School.

Item 10.  Executive Compensation

         The following table sets forth certain information with respect to compensation paid or accrued by the Company during the fiscal years ended June 30, 1994, June 30, 1995 and June 30, 1996 to the individual acting in the capacity of Chief Executive Officer of the Company. No individual who was serving as an executive officer of the Company at the end of the fiscal years ended June 30, 1995 or June 30, 1996 received salary and bonus in excess of $100,000 in that fiscal year.

                                            Summary Compensation Table
                                                                                Annual Compensation
                                                              Fiscal            -------------------
                  Name and Principal Position                 Year              Salary           Bonus
                  ---------------------------                 ----              ------           -----
George R. Jensen, Jr., Chief Executive Officer, President     1996              $90,000          $0
                                                              1995              $90,000          $0
                                                              1994              $90,000(1)       $0

(1) During the 1994 fiscal year, Mr. Jensen actually received, in addition to his salary for the 1994 fiscal year, the amount of $50,000 for accrued but unpaid salary attributable to the 1993 fiscal year.

Executive Employment Agreements

         The Company has entered into an employment agreement with Mr. Jensen which expires June 30, 1997. The Agreement is automatically renewed from year to year unless canceled by Mr. Jensen or the Company. The Agreement provides for an annual base salary of $90,000 per year. Mr. Jensen is entitled to receive such bonus or bonuses as may be awarded to him by the Board of Directors. In determining whether to pay such a bonus, the Board would use its subjective discretion. The Agreement requires Mr. Jensen to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the Agreement and for a period of one year thereafter.

Mr. Herbert has entered into a one-year employment agreement with the Company which expires on April 30, 1997. The agreement is automatically renewed from year to year thereafter unless canceled by Mr. Herbert or the Company. The Agreement provides for an annual base salary of $90,000 per year, provided, that Mr. Herbert's base salary shall never be less than ninety percent of that of the Chief Executive Officer of the Company. Mr. Herbert is entitled to receive such bonus or bonuses as the Board of Directors may award to him. The Agreement requires Mr. Herbert to devote his full time and attention to the business and affairs of the Company and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter.

Mr. Sterling has entered into a one-year employment agreement with the Company which expires on June 30, 1997. The agreement is automatically renewed from year to year thereafter unless canceled by Mr. Sterling or the Company. The Agreement provides for an annual base salary of $90,000 per year and provides that Mr. Sterling is entitled to receive such bonus or bonuses as the Board of Directors may award to him. The agreement requires Mr. Sterling to devote his full time and attention to the business and affairs of the Company , and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter.

Mr. Sullivan has entered into a one-year employment agreement with the Company which expires on June 30, 1997. The agreement automatically renews from year to year unless canceled by the Company or Mr. Sullivan. The agreement provides for an annual base salary of $80,000 and provides that Mr. Sullivan is entitled to receive such bonus or bonuses as may be awarded by the Board of Directors. The agreement requires Mr. Sullivan to devote his full-time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter.

Mr. Kolls has entered into a one-year employment agreement with the Company which expires on April 30, 1997, and is automatically renewed from year to year thereafter unless canceled by Mr. Kolls or the Company. The agreement provides for an annual base salary of $90,000 per year. Mr. Kolls is also entitled to receive such bonus or bonuses as may be awarded to him by the Board of Directors. The Agreement requires Mr. Kolls to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of his agreement and for a period of one year thereafter.

Director Compensation and Stock Options

         Members of the Board of Directors do not currently receive any cash compensation for serving on the Board of Directors.

         In April 1993, Messrs. Kapourelos and Sellers each purchased 100,000 shares of Common Stock from the Company at a purchase price of $.001 per share. In June 1993, Mr. Van Alen purchased 100,000 shares of Common Stock from the Company at a purchase price of $.001 per share.

         In July 1993, the Company issued to each of Messrs. Kapourelos, Sellers, and Van Alen fully vested options to purchase 100,000 shares of Common Stock at an exercise price of $.25 per share. The options must be exercised on or before June 30, 1998.

         In March 1995, the Company issued to Mr. Smith fully vested options to purchase 100,000 shares of Common Stock and to Mr. Sellers fully vested options to purchase 55,000 shares of Common Stock, to Mr. Kapourelos fully vested options to purchase 70,000 shares of Common Stock, and to Mr. Van Alen fully vested options to purchase 25,000 shares of Common Stock. The exercise price of these options is $.25 per share and they must be exercised on or before February 29, 2000.

         Pursuant to the request of the Pennsylvania Securities Commission, each of the directors serving at the commencement of the initial public offering of the Company have placed all of the shares of Common Stock owned beneficially by them in escrow until December 29, 1996, and have agreed not to sell or transfer any of such shares of Common Stock or options to purchase Common Stock which have been issued to them until such date.

         The Company paid to William W. Sellers the amount of $76,600 for consulting services rendered by Mr. Sellers to the Company during the fiscal year ended June 30, 1996.

         The Company paid to Peter G. Kapourelos the amount of $22,000 for consulting services rendered by Mr. Kapourelos to the Company during the fiscal year ended June 30, 1996.

Executive Stock Options

          In July 1993, the Company issued to Messrs. Sullivan and Sterling, options to purchase shares of Common Stock at an exercise price of $.25 per share. The options must be exercised within five years of the vesting thereof. In order for the options to vest, the holder thereof must be employed by the Company on and as of the vesting date. Mr. Sterling received options to acquire 200,000 shares of Common Stock, 100,000 of which vested on June 30, 1994, and 100,000 of which vested on June 30, 1995. Mr. Sullivan was granted options to acquire 100,000 shares of Common Stock, 50,000 of which vested on June 30, 1994, and 50,000 of which vested on June 30, 1995. In March, 1995, the Company issued to Mr. Sterling fully vested options to acquire 100,000 shares of Common Stock at $.25 per share exercisable on or before February 29, 2000. In May 1996, the Company issued to Messrs. Sterling and Sullivan options to acquire up to 50,000 shares of Common Stock at an exercise price of $.65 per share, all of which will vest if they are employed by the Company on April 30, 1997. The options must be exercised within five years of vesting.

          In August 1994, the Company issued to Mr. Kolls options to acquire 50,000 shares of Common Stock at an exercise price of $.25 per share, 25,000 of which vested on April 30, 1995, and 25,000 of which vested on April 30, 1996. On March 1, 1995, the Company issued to Mr. Kolls options to acquire 150,000 shares of Common Stock, at an exercise price of $.25 per share, 75,000 of which vested on April 30, 1995, and 75,000 of which vested on April 30, 1996. In March 1996, the Company issued to Mr. Kolls options to acquire up to 50,000 shares of Common Stock at an exercise price of $.65 per share, all of which will vest if he is employed on April 30, 1997. The options must be exercised within five years after vesting.

         In August 1994, the Company issued to Mr. Slawter, a former officer of the Company, options to acquire 200,000 shares of Common Stock at an exercise prices of $.25 per share, 50,000 of which vested on February 1, 1995, 50,000 of which vested on May 1, 1995, 50,000 of which vested on August 1, 1995, and 50, 000 of which vested on November 1, 1995. The options must be exercised within five years after vesting. In June 1995, the Company issued to Mr. Slawter fully vested options to acquire 10,000 shares of Common Stock at an exercise price of $.25 per share.

         In April 1996, the Company issued to Mr. Herbert options to acquire up to 400,000 shares of Common Stock at an exercise price of $.65 per share. Subject to Mr. Herbert's continued employment with the Company, the options will become vested over a three year period, 200,000 during the first year, and 100,000 during each year thereafter, in quarterly intervals. The options must be exercised within five years of vesting.

         Pursuant to the request of the Pennsylvania Securities Commission, each of the executive officers of the Company serving at the commencement of the Company's initial public offering have placed all of the shares of Common Stock beneficially owned by them in escrow and have agreed not to sell or transfer any of such shares of Common Stock or options to purchase Common Stock which have been issued to them during the escrow period.

         The Board of Directors is responsible for awarding stock options. Such awards are made in the subjective discretion of the Board. The exercise price of all the above options represents on the date of issuance of such options an amount equal to or in excess of the market value of the Common Stock issuable upon the exercise of the options. All of the foregoing options are non-qualified stock options and not part of a qualified stock option plan.

Executive Officer Terminations

                  In June 1996, the Company did not renew the Employment and Non-Competitive Agreement of Barry Slawter, a former officer of the Company. All options to acquire Common Stock issued to Mr. Slawter had vested.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Common Stock

         The following table sets forth, as of June 30, 1996, the beneficial ownership of the Common Stock of each of the Company's directors and executive officers, as well as by the Company's directors and executive officers as a group. Except as set forth below, the Company is not aware of any beneficial owner of more than five percent of the Common Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                                     Number of Shares
         Name and Address                            of Common Stock
         of Beneficial Owner                         Beneficially Owned(1)                       Percent of Class(2)
         -------------------                         ---------------------                       -------------------
George R. Jensen, Jr.                                7,753,000 shares(3)                                  18.3%
10 Fox Chase Road
Malvern, PA 19355

Stephen P. Herbert                                      50,000 shares (4)                                  *
536 West Beachtree Lane
Strafford, PA 19087

Keith L. Sterling                                      400,000 shares(5)                                   1.0%
114 South Valley Road
Paoli, Pennsylvania 19033

                                       16


Edward J. Sullivan                                   200,000 shares(6)                                    *
3 Pickwick Lane
Malvern, Pennsylvania 19355

Haven Brock Kolls, Jr.                               221,500 shares(7)                                    *
150 Westridge Gardens
Phoenixville, Pennsylvania 19460

Peter G. Kapourelos                                  313,000 shares(8)                                    1.0%
1515 Richard Drive
West Chester, Pennsylvania 19380

William W. Sellers                                   911,000 shares(9)                                    2.2%
394 East Church Road
King of Prussia, Pennsylvania 19406

Henry B. duPont Smith                                400,000 shares(10)                                   1.0%
350 Mill Bank Road
Bryn Mawr, Pennsylvania 19010

William L. Van Alen, Jr.                             225,000 shares(11)                                   *
Cornerstone Entertainment, Inc.
P.O. Box 727
Edgemont, Pennsylvania 19028

All Directors and Executive Officers
As a Group (9 persons)                           10,473,500 shares(12)                                    24.8%

*Less than one percent (1%)
 --------------------------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities. Shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock ("Preferred Stock"), or shares of Common Stock issuable upon exercise of options currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned for purposes hereof.

(2) For purposes of computing the percentages under this table, it is assumed that as of June 30, 1996 all shares of issued and outstanding Preferred Stock have been converted into 7,960,250 shares of Common Stock, that all of the options to acquire Common Stock which have been issued and are fully vested as of the date hereof (or within 60-days of the date hereof) have been converted into 3,335,000 shares of Common Stock, that all of the 157,300 purchase rights granted as of the date hereof have been converted into 157,300 shares of Common Stock, and of the 3,335,000 options to acquire Common Stock issued as of the date hereof, only 550,000 of such options do not become vested within 60-days and one excluded from this table. For purposes of computing such percentages it has been assumed that the remaining 1995 Warrants have been exercised for 1,414,000 shares of Common Stock, all of the 1996 Warrants have been exercised for 5,200,000 shares of Common Stock and all accrued and unpaid dividends on the Preferred Stock have been converted into 1,758,490 shares of Common Stock. Therefore, for purposes of computing the percentages under this table, there are 42,299,016 shares of Common Stock issued and outstanding..

(3) Includes 6,000,000 shares of Common Stock held by Mr. Jensen with his minor children as joint tenants with right of survivorship. Includes 160,000 shares of Common Stock issuable upon conversion of the 16,000 shares of Preferred Stock beneficially owned by him. An aggregate of 4,365,000 shares of Common Stock (or under certain circumstances 1,030,000 shares of Common Stock) beneficially owned by Mr. Jensen are subject to cancellation, and are included in this table.

(4) Does not include 350,000 shares of Common Stock issuable pursuant to options not presently exercisable and not exercisable within 60-days of June 30, 1996.

(5) All shares of Common Stock held by Mr. Sterling on the date hereof are held with his spouse as joint tenants with right of survivorship. Does not include 50,000 shares of Common Stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of June 30, 1996.

(6) All shares of Common Stock held by Mr. Sullivan on the date hereof are held with his spouse as joint tenants with right of survivorship. Does not include 50,000 shares of Common Stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of June 30, 1996.

(7) Includes 5,000 shares of Common Stock issuable upon the conversion of 500 shares of Preferred Stock beneficially owned by Mr. Kolls, includes 200,000 shares of Common Stock issuable upon exercise of options. Does not include 50,000 shares of Common Stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of June 30, 1996.

(8) Includes 10,000 shares of Common Stock issuable upon the conversion of 1,000 shares of Preferred Stock beneficially owned by Mr. Kapourelos. Includes 30,000 shares of Common Stock held on the date hereof by Mr. Kapourelos with his spouse as joint tenants with right of survivorship. Includes 170,000 shares of Common Stock issuable upon exercise of options.

(9) Includes 147,250 shares of Common Stock issuable upon the conversion of 14,725 shares of Preferred Stock beneficially owned by Mr. Sellers. Includes an aggregate of 126,750 shares of Common Stock issuable upon exercise of the 1995 Warrants beneficially owned by him. Of such 1995 Warrants, 60,000 are owned by the Sellers Pension Plan of which Mr. Sellers is a trustee and 30,000 are owned by Sellers Process Equipment Company of which he is a Director. Includes an aggregate of 280,000 1996 Warrants beneficially owned by him, of which 80,000 are owned by the Sellers Pension Plan and 40,000 are owned by his wife. Includes 6,000 shares of Common Stock owned by Sellers Pension Plan, 3,000 shares of Common Stock owned by Sellers Process Equipment Company, and 18,000 shares of Common Stock owned by Mr. Seller's wife. Includes 155,000 shares of Common Stock issuable upon exercise of options.

(10) Includes 120,000 shares of Common Stock issuable upon conversion of the 12,000 shares of Preferred Stock beneficially owned by Mr. Smith. Includes 100,000 shares of Common Stock issuable upon exercise of options. Includes 80,000 shares of Common Stock issuable upon conversion of the 1996 Warrants held by trusts for the benefit of Mr. Smith's children of which he is a trustee.

(11) Includes 125,000 shares of Common Stock issuable upon exercise of options.

(12) Includes all shares of Common Stock described in footnotes (2) through (11) above.


Preferred Stock

         The following table sets forth, as of June 30, 1996, the beneficial ownership of the Preferred Stock by the Company's directors as well as by the Company's directors and executive officers as a group. Except as set forth below, the Company is not aware of any beneficial owner of more than five percent of the Preferred Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Preferred Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                            Number of Shares
         Name and Address of                of Preferred Stock
         Beneficial Owner                   Beneficially Owned                  Percent of Class(1)
         -------------------                ------------------                  -------------------
George R. Jensen, Jr.
10 Fox Chase Road
Malvern, Pennsylvania 19355  .............     16,000                                 2.0%

Haven Brock Kolls, Jr.
150 Westridge Gardens
Phoenixville, Pennsylvania 19460  ........        500                                   *

Peter G. Kapourelos
1515 Richard Drive
West Chester, Pennsylvania 19380..........      1,000                                   *

William W. Sellers
394 East Church Road
King Of Prussia, Pennsylvania 19406 (2)...     14,725                                 1.8%

Henry B. duPont Smith
350 Mill Bank Road
Bryn Mawr, Pennsylvania 19010 (3) ........     12,000                                 1.5%

All Directors and Executive Officers
As a Group (9 persons) (4)  ..............     44,225                                 5.6%

 Less than one percent (1%)
 ---------------
(1)There were 796,025 shares of Preferred Stock issued and outstanding as of June 30, 1996.

(2) Includes 4,000 shares of Preferred Stock owned by Sellers Pension Plan of which Mr. Sellers is a trustee, 1,000 shares of Preferred Stock owned by Sellers Process Equipment Company of which Mr. Sellers is a Director, and 2,000 shares of Preferred Stock of which is owned by his wife.

(3) Includes 2,000 shares of Preferred Stock held by trusts for the benefit of Mr. Smith's children of which he is a trustee.

(4) As of the date of this report, Messrs. Van Alen, Herbert, Sterling, and Sullivan do not beneficially own any shares of Preferred Stock.

Escrow And Cancellation Arrangements

     At the request of the Pennsylvania Securities Commission, all of the executive officers and directors of the Company have placed in escrow with Meridian Bank, as escrow agent, all of the 8,603,675 shares of Common Stock beneficially owned by them as of the date hereof. Any additional shares of Common Stock beneficially acquired by them until such date will also be held in escrow. Until December 29, 1996, and subject to the provisions of the escrow agreement, the executive officers and directors have agreed not to sell, pledge, or transfer, directly or indirectly, any of the Common Stock held in escrow or any options to acquire Common Stock which they may own. As set forth below, under certain circumstances, Mr. Jensen's shares of Common Stock may be held in escrow for an additional period of time but not later than June 30, 1998.

     Pursuant to the request of the Pennsylvania Securities Commission, Mr. Jensen has agreed that 4,365,000 shares of his escrowed Common Stock would be canceled by the Company and would no longer be issued and outstanding unless one of the following occurs (i) the bid price of the Common Stock equals or exceeds $1.75 for 30 consecutive trading days at any time during the July 1, 1996 through June 30, 1998; or (ii) the Company's cumulative operating income (before taxes, dividends, or extraordinary items) per share of Common Stock (on a fully diluted basis) at any time after July 1, 1994, through June 30, 1998, equals or exceeds $.18. Mr. Jensen has agreed that an amount equal to 1,030,000 shares of his escrowed Common Stock (rather than 4,365,000 shares) would be canceled if
(i) at any time after July 1, 1994 and prior to June 30, 1998, the Company's cumulative operating income per share of Common Stock is at least $.12 but less than $.18 and Mr. Jensen affirmatively elects to have this provision apply; or
(ii) on June 30, 1998, the Company's cumulative operating income per share of Common Stock since July 1, 1994 is at least $.12 but less than $.18.

     For purposes of computing the Company's cumulative operating income, all operating results prior to July 1, 1994 are ignored, and the cumulative operating income is deemed to be zero on and as of such date. Subject to the minimum escrow period for all executive officers and directors (until December 29, 1996), Mr. Jensen's Common Stock will be held in escrow until the earlier of the satisfaction of any of the above conditions (in which event no shares, or only 1,030,000 shares, would be canceled), or June 30, 1998. Unless and until any such shares would be canceled, and subject to the restrictions on sale or transfer pursuant to the escrow arrangement, Mr. Jensen has retained all rights pertaining to such shares, including voting rights.

     Prior to the date hereof, Mr. Jensen canceled an aggregate of 2,305,000 shares of Common Stock which had been owned by him and which has been held in escrow pursuant to the above arrangements. Prior to such cancellation, a maximum of 6,670,000 shares (rather than 4,365,000 shares as currently provided) were subject to cancellation.

Item 12.  Certain Relationships and Related Transactions.

     During October 1994, Mr. Jensen canceled an aggregate of 900,000 shares of Common Stock owned by him and which had been held in escrow.

     During October 1994, Mr. Jensen resigned as custodian under the Uniform Gifts to Minors Act for his three minor children, over 15,000 shares of Preferred Stock and is no longer the beneficial owner of those shares.

     In March 1995, Mr. Jensen canceled an aggregate of 1,100,000 shares of Common Stock owned by him and which had been held in escrow.

     During March 1995, the Company issued to Keith L. Sterling options to purchase up to 100,000 shares of Common Stock, to Henry B. duPont Smith options to purchase up to 100,000 shares of Common Stock, to William W. Sellers options to purchase up to 55,000 shares of Common Stock, to Peter G. Kapourelos options to purchase up to 70,000 shares of Common Stock, and to Mr. Van Alen options to purchase up to 25,000 shares of Common Stock.

     During March 1995, the Company issued to Haven Brock Kolls, Jr., options to purchase up to 150,000 shares of Common Stock. This option agreement is exercisable at $.25 per common share.

     In June 1995, the Company issued to Barry Slawter, a former officer of the Company, options to purchase up to 10,000 share of Common Stock. This option agreement is exercisable at $.25 per common share.

     In August 1995, pursuant to the special stock dividend paid by the Company to holders of Preferred Stock, the Company issued 48,000 shares of Common Stock to Mr. Jensen, 1, 500 shares of Common Stock to Mr. Kolls, 3,000 shares of Common Stock to Mr. Kapourelos, 11,175 shares of Common Stock to Mr. Sellers, and 30,000 shares of Common Stock to Mr. Smith.

         In March 1996, the Company issued to Mr. Kolls options to acquire up to 50,000 shares of Common Stock.

         In March 1996, Mr. Jensen canceled 305,000 shares of Common Stock owned by him and which had been held in escrow.

     In April 1996, the Company issued to Mr. Herbert options to acquire up to 400,000 shares of Common Stock. In May 1996, the company issued to Mr. Sterling options to acquire up to 50,000 shares of Common Stock and issued to Mr. Sullivan options to acquire up to 50,000 shares of Common Stock.

     In June 1996, the Company refunded a total of $87,200 to the holders of the 1995 Warrants who had exercised the 1995 Warrants at $.40 per share. Of such refunded amount, $4,500 was refunded to William W. Sellers.

         Mr. Jensen may be deemed a "promoter" of the Company as such term is defined under the Federal securities laws.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        a.        Financial Statements filed herewith at Item 7 hereof includes balance sheets at June 30, 1996 and 1995 and statements of cash flows, and statements of stockholder's equity for the years ended June 30, 1996 and 1995 and from the period of inception through June 30, 1996. All other schedules for which provision is made in regulation S-B of the Commission are not required under the related instruction or are not applicable and therefore have been omitted.

        b.        A report on Form 8-K was filed by the Company  on July 29, 1996 and disclosed certain events under
                  Item 5 - Other events.

        c.        The Exhibits filed as part of, or incorporated by reference into this Form 10-KSB are listed below.

                  Exhibit
                  Number                                      Description
                  -------                                     -----------
                  3.1               Articles of Incorporation of Company filed on January 16, 1992
                                    (Incorporated by reference to Exhibit 3.1 to Form SB-2 Registration
                                    Statement No. 33-70992)

                  3.1.1             First Amendment to Articles of Incorporation of the Company filed on July 17, 1992
                                    (Incorporated by reference to Exhibit 3.1.1 to Form SB-2 Registration
                                    Statement No. 33-70992)

                  3.1.2             Second Amendment to Articles of Incorporation of the Company  filed on July 27, 1992
                                    (Incorporated by reference to Exhibit 3.1.2 to Form SB-2 Registration
                                    Statement No. 33-70992)

                  3.1.3             Third Amendment to Articles of Incorporation of the Company filed on October 5, 1992
                                    (Incorporated by reference to Exhibit 3.1.3 to Form SB-2 Registration
                                    Statement No. 33-70992)

                  3.1.4             Fourth Amendment to Articles of Incorporation of the Company filed on October 18,
                                    1993 (Incorporated by reference to Exhibit 3.1.4 to Form SB-2 Registration
                                    Statement No. 33-70992)

                  3.1.5             Fifth Amendment to Articles of Incorporation of the Company filed on June 7,
                                    1995

                  3.1.6             Sixth  Amendment to Articles of Incorporation of the Company filed on May 1,
                                    1996 (Incorporated by reference to Exhibit 3.1.6 to Form SB-2 Registration
                                    Statement No. 333-09465)

                  3.2               By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to Form SB-2
                                    Registration Statement No. 33-70992)

                  4.1               1995 Warrant Agreement dated as of June 21, 1995 between the Company and
                                    American Stock Transfer and Trust Company

                  4.2               Form of 1995 Warrant Certificate

                  5.1               Opinion of Lurio & Associates



                  10.1              Amended and Restated Employment and Non-Competition Agreement between the
                                    Company and George R. Jensen, Jr., dated as of July 1, 1992 (Incorporated by reference to Exhibit 10.3 to Form SB-2 Registration Statement No. 33-70992)

                  10.1.2            First Amendment to Amended and Restated Employment and Non-Competition
                                    Agreement between the Company and George R. Jensen, Jr., dated as of April 29, 1996
                                    (Incorporated by reference to Exhibit 10.1.2 to Form SB-2 Registration Statement
                                     No. 333-09465)

                  10.2              Employment and Non-Competition Agreement between the Company and Keith L.
                                    Sterling dated as of July 1, 1993 (Incorporated by reference to Exhibit 10.4 to Form
                                    SB-2 Registration Statement No. 33-70992)

                  10.2.1            First Amendment to Employment and Non-Competition Agreement between the
                                    Company and Keith L. Sterling dated as of April 29, 1996  (Incorporated by reference to Exhibit 10.2.1 to Form SB-2 Registration Statement No. 333-09465)

                  10.3              Employment and Non-Competition Agreement between the Company and Edward J.
                                    Sullivan dated as of July 1, 1993 (Incorporated by reference to Exhibit 10.5 to Form
                                    SB-2 Registration Statement No. 33-70992)

                  10.3.1            First Amendment to Employment and Non-Competition Agreement between the
                                    Company  and Edward J. Sullivan dated as of April 29, 1996 (Incorporated by reference to Exhibit 10.3.1 to Form SB-2 Registration Statement No. 333-09465)

                  10.4              Employment and Non-Competition Agreement between the Company and Adele
                                    Hepburn dated as of January 1, 1993 (Incorporated by reference to Exhibit 10.7 to Form
                                    SB-2 Registration Statement No. 33-70992)

                  10.5              Robert L. Bartlett Common Stock Options dated as of July 1, 1993 (Incorporated by reference to Exhibit 10.9 to Form SB-2 Registration Statement No. 33-70992)

                  10.6              Edward J. Sullivan Common Stock Options dated as of July 1, 1993 (Incorporated by reference to Exhibit 10.10 to Form SB-2 Registration Statement No. 33-70992)

                  10.6.1            Edward J. Sullivan Common Stock Options dated as of April 29, 1996 (Incorporated by reference to Exhibit 10.6.1 to Form SB-2 Registration Statement No.333-09465)

                  10.7              Keith L. Sterling Common Stock Options dated July 1, 1993 (Incorporated by reference to Exhibit 10.11 to Form SB-2 Registration Statement No. 33-70992)

                  10.7.1            Keith L. Sterling Common Stock Options dated as of April 29, 1996 (Incorporated by reference to Exhibit 10.7.1 to Form SB-2 Registration Statement No. 333-09465)

                  10.8              Adele Hepburn Common Stock Options dated as of July 1, 1993 (Incorporated by reference to Exhibit 10.12 to Form SB-2 Registration Statement No. 33-70992)

                  10.9              Gregory C. Rollins Common Stock Options dates as of August 23, 1993 (Incorporated by reference to Exhibit 10.13 to Form SB-2 Registration Statement No. 33-70992)

                  10.10             Lease agreement for Principal Executive Office dated October 1, 1992 (Incorporated by reference to Exhibit 10.14 to Form SB-2 Registration Statement No. 33-70992)

                  10.10.1           First Amendment to Lease for Principal Executive Office dated July 13, 1993
                                    (Incorporated by reference to Exhibit 10.14.1 to Form SB-2 Registration Statement
                                    No. 33-70992)

                  10.11             Application Sales Agreement of the Company to Card Establishment Services, Inc. and
                                    letter of acceptance thereof (Incorporated by reference to Exhibit 10.15 to Form SB-2
                                    Registration Statement No. 33-70992)

                  10.12             Non-Disclosure Agreement between USA Entertainment Center, Inc. and Card
                                    Establishment Services, Inc. (Incorporated by  reference to Exhibit 10.16 to Form SB-2
                                    Registration Statement No. 33-70992)

                  10.13             Certificate of Appointment of American Stock Transfer & Trust Company as Transfer
                                    Agent and Registrar dated October 8, 1993 (Incorporated by reference to Exhibit 10.23 to Form SB-2 Registration Statement No. 33-70992)

                  10.14             Form of Escrow Agreement between the Company, Meridian Trust Company and various shareholders dated as of December 28, 1993 (Incorporated by reference to
                                    Exhibit 10.31 to Form SB-2 Registration Statement No. 33-70992)

                  10.14.1           Modification to Escrow Agreement dated as of October 6, 1994 between the Company,
                                    Meridian Trust Company, and George R. Jensen, Jr. (Incorporated by reference to
                                    Exhibit 10.31.1 to Form SB-2 Registration Statement No. 33-70992)

                  10.14.2           Joinder to Escrow Agreement dated as of February 14, 1996 by each of Haven Brock
                                    Kolls, Barry Slawter, and Henry B. DuPont Smith Incorporated by reference to
                                    Exhibit 10.14.2 to Form SB-2 Registration Statement No. 333-09465)

                  10.15             Employment and Non-Competition Agreement between the Company and H. Brock
                                    Kolls dated as of May 1, 1994 (Incorporated by reference to Exhibit 10.32 to Form
                                     SB-2 Registration Statement No. 33-70992)

                  10.15.1           First Amendment to Employment and Non-Competition Agreement between the
                                    Company and H. Brock Kolls dated as of May 1, 1994 (Incorporated by reference to
                                    Exhibit 10.15.1 to Form SB-2 Registration Statement No. 333-09465)

                  10.16             Agreement of Lease dated March 16,1994, by and between the Company and G.F.
                                    Florida Operating Alpha, Inc. (Incorporated by reference to Exhibit 10.33 to Form SB-2
                                    Registration Statement No. 33-70992)

                  10.17             Megan N. Cherney Common Stock Options dated as of April 1, 1994 (Incorporated by reference to Exhibit 10.41 to Form SB-2 Registration Statement No. 33-70992)

                  10.18             H. Brock Kolls Common Stock Options dated as of May 1, 1994 (Incorporated by reference to Exhibit 10.42 to Form SB-2 Registration Statement No. 33-70992)

                  10.18.1           H. Brock Kolls Common Stock Options dated as of March 20, 1996 (Incorporated by reference to Exhibit 10.19 to Form SB-2 Registration Statement No. 33-70992)

                  10.19             Barry Slawter Common Stock Options dated as of August 25, 1994 (Incorporated by reference to Exhibit 10.43 to Form SB-2 Registration Statement No. 33-70992)


                  10.20             Employment and Non-Competition Agreement between the Company and Barry
                                    Slawter dated as of July 12, 1994 (Incorporated by reference to Exhibit 10.44  to Form
                                    SB-2 Registration Statement No. 33-70992)

                  10.21             Employment Agreement dated June 20, 1994 between the Company and Megan N.
                                    Cherney (Incorporated by reference to Exhibit 10.45 to Form SB-2 Registration
                                    Statement No. 33-70992)

                  10.22             First Amendment to Employment and Non-Competition Agreement dated September
                                    2, 1994 between Barry Slawter and the Company  (Incorporated by reference to Exhibit
                                    10.46 to Form SB-2 Registration Statement No. 33-70992)

                  10.23             Consulting Agreement between Jerome M. Wenger and the Company dated March 24,
                                    1995 (Incorporated by reference to Exhibit 28 to the Form S-8 Registration Statement
                                    No. 33-92038 filed on May 6, 1995)

                  10.24             Amendment to Consulting Agreement between Jerome M. Wenger and the Company dated May 19, 1995 (Incorporated by reference to Exhibit 28.2 to Form S-8 filed on November 1, 1995)

                  10.25             First Amendment to Employment and Non-Competition Agreement between the
                                    Company and Barry Slawter dated September 8, 1995

                  10.26             Remarketer/Integrator Agreement between the Company and Dell Computer
                                    Corporation dated February 8, 1996 (Incorporated by reference to Exhibit 10.26 to
                                    Form SB-2 Registration Statement No. 333-09465)

                  10.27             Letter Agreement between the Company and Diversified Corporate Consulting Group,
                                    L.P., dated February 7, 1996 (Incorporated by reference to Exhibit 28.2 to Form S-8
                                    Registration Statement No. 333-2614)

                  10.28             Employment and Non-Competition Agreement between the Company and Michael
                                    Lawlor dated June 7, 1996 (Incorporated by reference to Exhibit 10.28 to Form SB-2
                                    Registration Statement No. 333-09465)

                  10.29             Michael Lawlor Common Stock Option Certificate dated as of June 7, 1996
                                    (Incorporated by reference to Exhibit 10.29 to Form SB-2 Registration Statement
                                    No.333-09465)

                  10.30             Employment and Non-Competition Agreement between the Company and Stephen P.
                                    Herbert dated April 4, 1996 (Incorporated by reference to Exhibit 10.30 to Form SB-2
                                    Registration Statement No. 333-09465)

                  10.31             Stephen P. Herbert Common Stock Option Certificate dated April 4, 1996
                                    (Incorporated by  reference to Exhibit 10.31 to Form SB-2 Registration Statement No.
                                    333-09465)

                  10.32             Letter between the Company and William W. Sellers dated July 17, 1996 (Incorporated by reference to Exhibit 10.32 to Form SB-2 Registration Statement No. 333-09465)

                                       24

                  10.33             Letter between the Company and Peter G. Kapourelos dated July 17, 1996
                                    (Incorporated by reference to Exhibit 10.33 to Form SB-2 Registration Statement
                                     No. 333-09465)

        d.        Schedules filed herewith include:  None

                         Report of Independent Auditors

To the Board of Directors and Shareholders
USA Technologies, Inc.

We have audited the accompanying balance sheets of USA Technologies, Inc. (A Development Stage Corporation) as of June 30, 1996 and 1995, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 1996 and the period January 16, 1992 (inception) through June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Technologies, Inc. at June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1996 and for the period January 16, 1992 (inception) through June 30, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming USA Technologies, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations from its inception and its accumulated deficit through June 30, 1996, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


                                                   Ernst & Young LLP

Philadelphia, Pennsylvania
August 9, 1996, except for Note 12, as
to which the date is September 10, 1996

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                                 Balance Sheets


                                                                            June 30
                                                                     1996              1995
                                                              -------------------------------------
Assets
Current assets:
    Cash                                                         $   1,773,356      $     376,191
    Inventory                                                          426,391                  -
    Stock subscriptions receivable                                     106,350             50,000
    Prepaid expenses and deposits                                        3,614              3,137
                                                              -------------------------------------
Total current assets                                                 2,309,711            429,328

Property and equipment, at cost, net                                   235,214            207,383
Other assets                                                            42,446              4,832
                                                              -------------------------------------
Total assets                                                     $   2,587,371      $     641,543
                                                              =====================================

Liabilities and shareholders' equity Current liabilities:
    Accounts payable                                             $     301,849      $     193,815
    Accrued expenses                                                    41,559             19,352
    Current obligation under capital lease                               9,048              4,777
    Note payable                                                             -              4,166
                                                              -------------------------------------
Total current liabilities                                              352,456            222,110

Obligation under capital lease, less current portion                    21,209                  -
Accrued rent                                                            13,516             25,000
                                                              -------------------------------------
Total liabilities                                                      387,181            247,110

Shareholders' equity:
   Preferred Stock, no par value:
     Authorized shares - 1,000,000
     Series A Convertible issued and outstanding
       shares - 796,025 and 491,100 at June 30, 1996
       and 1995, respectively (liquidation preference
       of $9,718,740 at June 30, 1996)                               6,776,132          4,057,372
   Common Stock, no par value:
     Authorized shares - 45,000,000
     Issued and outstanding shares - 23,023,976 and
     18,254,300 at June 30, 1996 and 1995,
     respectively                                                    2,720,201            909,172
   Deficit accumulated during the development
     stage                                                          (7,296,143)        (4,572,111)
                                                              -------------------------------------
Total shareholders' equity                                           2,200,190            394,433
                                                              -------------------------------------
Total liabilities and shareholders' equity                       $   2,587,371      $     641,543
                                                              =====================================

See accompanying notes.

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                            Statements of Operations



                                                                                             January 16, 1992
                                                                                           (date of inception)
                                                          Year ended June 30                     through
                                                        1996               1995              June 30, 1996
                                                 --------------------------------------   ---------------------

Revenue:
    License fee                                     $       52,979     $       10,679        $      63,658
    Interest                                                31,868             11,569               53,404
                                                 --------------------------------------------------------------
Total revenue                                               84,847             22,248              117,062

Costs and expenses:
    General and administrative                           1,449,889            698,600            2,865,523
    Compensation                                           903,398            688,385            2,465,776
    Depreciation and amortization                           72,016             15,468               98,394
    Advertising                                             61,392             67,740              353,002
    Provision for losses on equipment                       44,100            148,615              400,715
    Interest                                                 5,749             49,190              126,611
    Costs incurred in connection with
       abandoned private placement                               -                  -               50,000
                                                 --------------------------------------------------------------
Total costs and expenses                                 2,536,544          1,667,998            6,360,021
                                                 --------------------------------------------------------------

Net loss                                                (2,451,697)        (1,645,750)       $  (6,242,959)
                                                                                          =====================

Cumulative preferred dividends                            (954,300)          (503,874)
                                                 --------------------------------------
Loss applicable to common shares                    $   (3,405,997)    $   (2,149,624)
                                                 ======================================
Loss per common share                               $       (.23)      $       (.19)
                                                 ======================================
Weighted average number of common
    shares outstanding                                  14,908,904         11,428,486
                                                 ======================================


See accompanying notes.

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                       Statements of Shareholders' Equity

                                                                                                Deficit
                                                                Series A                      Accumulated
                                                              Convertible                      During the
                                                               Preferred         Common       Development
                                                                 Stock            Stock          Stage             Total
                                                           --------------------------------------------------------------------
Balance, January 16, 1992, inception                          $          -        $      -  $            -   $             -
    Issuance of stock:
      April 1992-10,500,000 shares of Common Stock
        at $.001 per share                                               -          10,500               -            10,500
      May 1992-10,000 shares of Convertible Preferred
        Stock at $9.98 per share                                    99,800               -               -            99,800
      June 1992-100,000 shares of Common Stock
        at $.001 per share                                               -             100               -               100
    Net loss                                                             -               -          (1,848)           (1,848)
                                                           --------------------------------------------------------------------
Balance, June 30, 1992                                              99,800          10,600          (1,848)          108,552
    Issuance of stock:
      September 1992-15,000 shares of Convertible
        Preferred Stock at $9.97 per share                         149,550               -               -           149,550
      September 1992- 450,000 shares of Common
        Stock at $.001 per share                                         -             450               -               450
      April 1993-400,000 shares of Common
        Stock at $.001 per share                                         -             400               -               400
      June 1993-695,000 shares of Common
        Stock at $.001 per share                                         -             695               -               695
      June 1993-142.2 units (142,200 shares, net of
        offering costs, of Convertible Preferred
        Stock at $9.97 per share and 4,266,000 shares of
        Common Stock at $.001 per share)                         1,266,439           3,815               -         1,270,254
    Net loss                                                             -               -        (899,547)         (899,547)
                                                           --------------------------------------------------------------------
Balance, June 30, 1993                                           1,515,789          15,960        (901,395)          630,354
      September 1993 - 110,000 shares of Common
        Stock at $.001 per share                                         -             110               -               110
      February 1994 - 79,522 units (79,522 shares, net of
        offering costs, of Convertible Preferred Stock at
        $9.99 per share and 556,654 shares of Common
        Stock at $.001 per share)                                  624,824             438               -           625,262
      March 1994 - 34,960 units (34,960 shares, net of
        offering costs, of Convertible Preferred Stock at
        $9.99 per share and 244,720 shares of Common
        Stock at $.001 per share)                                  288,591             202               -           288,793
      June 1994 - 15,940 units (15,940 shares, net of
        offering costs, of Convertible Preferred Stock at
        $9.99 per share and 111,580 shares of Common
        Stock at $.001 per share)                                   75,196              52               -            75,248
    Net loss                                                             -               -      (1,244,117)       (1,244,117)
                                                           --------------------------------------------------------------------
Balance, June 30, 1994                                           2,504,400          16,762      (2,145,512)          375,650

                                  - continued -

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                 Statements of Shareholders' Equity (continued)

                                                                                              Deficit
                                                              Series A                      Accumulated
                                                             Convertible                     During the
                                                              Preferred        Common       Development
                                                                Stock           Stock          Stage            Total
                                                          -----------------------------------------------------------------

July 1994 --5,092 units (5,092 shares, net of offering
    costs, of Convertible Preferred Stock at $9.99 per
    share and 35,644 of Common Stock at $.001 per
    share)                                                    $     37,248   $        26   $             -  $       37,274
August 1994--9,132 units (9,132 shares, net of offering
    costs, of Convertible Preferred Stock at $9.99 per
    share and 63,924 of Common Stock at $.001 per
    share)                                                          66,801            47                 -          66,848
September 1994--4,935 units (4,935 shares, net of
    offering costs, of Convertible Preferred Stock
    at $9.99 per share and 34,545 of Common Stock at
    $.001 per share)                                                36,098            25                 -          36,123
October 1994--12,205 units (12,205 shares, net of
    offering costs, of Convertible Preferred Stock at
    $9.99 per share and 85,435 of Common Stock at $.001
    per share)                                                      88,895            62                 -          88,957
October 1994--cancellation of 900,000 shares of Common
    Stock                                                                -             -                 -               -
November 1994--11,478 units (11,478 shares, net of
    offering costs, of Convertible Preferred Stock at
    $9.99 per share and 80,346 of Common Stock at $.001
    per share)                                                      83,600            59                 -          83,659
December 1994--16,430 units (16,430 shares, net of
    offering costs, of Convertible Preferred Stock at
    $9.99 per share and 115,010 of Common Stock at $.001
    per share)                                                     119,668            84                 -         119,752
January 1995--12,225 units (12,225 shares, net of
    offering costs, of Convertible Preferred Stock at
    $9.99 per share and 85,575 of Common Stock at $.001
    per share)                                                     102,244            71                 -         102,315
February 1995--98,081 units (98,081 shares, net of
    offering costs, of Convertible Preferred Stock at
    $9.99 per share and  686,567 of Common Stock at
    $.001 per share)                                               820,298           575                 -         820,873
March 1995--cancellation of 1,100,000 shares of Common
    Stock                                                                -             -                 -               -
April 1995 - June 1995 - issuance of 150,000 shares of
    Common Stock in exchange for consulting services                     -        99,750                 -          99,750
June 1995--24.9 units (24,900 shares, net of offering
    costs, of Convertible Preferred Stock at $10 per
    share) of which 5 units were subscribed                        206,382             -                 -         206,382
June 1995 - issuance of options to purchase 10,000
    shares of Common Stock at $.25 per share in exchange
    for services                                                         -         2,600                 -           2,600
June 1995 - conversion of 1,000 shares of Convertible
    Preferred Stock to 10,000 shares of Common Stock                (8,262)        8,262                 -               -
Net loss                                                                 -            -         (1,645,750)     (1,645,750)
Common stock dividend to be distributed - 3 shares of
    Common Stock for each outstanding share of
    Convertible Preferred Stock on August 1, 1995
    (1,473,300 shares as of June 30, 1995)                               -       780,849          (780,849)              -
                                                          ------------------------------------------------------------------
Balance, June 30, 1995                                           4,057,372       909,172        (4,572,111)        394,433

                                  - continued -

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                 Statements of Shareholders' Equity (continued)

                                                                                                  Deficit
                                                               Series A                         Accumulated
                                                             Convertible                         During the
                                                              Preferred          Common         Development
                                                                Stock             Stock            Stage             Total
                                                           ----------------------------------------------------------------------
July 1995 - 145.1 units (145,100 shares, net of
    offering costs, of Convertible Preferred Stock            $  1,441,185     $          -     $           -     $  1,441,185
    at $10 per share)
July 1995 - September 1995 - issuance of 100,000
    shares of Common Stock in exchange for                               -           50,000                 -           50,000
    consulting services
July 1995 - Common Stock options exercised - 180,000
    shares at $.05 per share                                             -            9,000                 -            9,000
August 1995 - Common stock dividend distributed -3
    shares of Common Stock for each outstanding
    share of Preferred Stock on August 1, 1995                           -          230,709          (230,709)               -
    (435,300 shares)
October 1995 - Common Stock options exercised-100,000
    shares at $.05 per share                                             -            5,000                 -            5,000
January 1996 - issuance of 30,000 shares of Common
    Stock in exchange for consulting services                            -           14,205                 -           14,205
February 1996 - issuance of 50,000 shares of
    Convertible
    Preferred Stock at $4.00 per share                             200,000                -                 -          200,000
February 1996 - Common Stock warrants exercised-
    145,500 at $.40 per warrant                                          -           58,200                 -           58,200
March 1996 - Common Stock warrants exercised-
    125,500 at $.40 per warrant                                          -           50,200                 -           50,200
March 1996 - issuance of 300,000 shares of Common
    Stock in exchange for consulting services                            -          183,000                 -          183,000
March 1996 - cancellation of 305,000 shares of
    Common Stock                                                         -                -                 -                -
April 1996 - Common Stock warrants exercised -
    264,000 at $.30 per warrant                                          -           79,200                 -           79,200
May 1996 - Common Stock warrants exercised -
    381,000 at $.30 per warrant                                          -          114,300                 -          114,300
Refund to warrant holders due to the reduction of
    the 1995 Common Stock warrant exercise price
    from $.40 per warrant to $.30 per warrant                            -          (27,100)                -          (27,100)
May 1996 - conversion of 20,175 shares of
    Convertible Preferred Stock to 201,750 shares of              (171,689)         171,689                 -                -
    Common Stock
May 1996 - conversion of $41,626 of cumulative preferred
    dividends into 41,626 shares of Common
    Stock at $1.00 per share                                             -           41,626           (41,626)               -
June 1996 - Common Stock warrants exercised -
    2,770,000 at $.30 per warrant                                        -          831,000                 -          831,000
June 1996 - 130 units (130,000 shares, net of
    offering costs, of Convertible Preferred Stock
    at $10 per share)                                            1,249,264                -                 -        1,249,264
Net loss                                                                 -                -        (2,451,697)      (2,451,697)
                                                      -------------------------------------------------------------------------
Balance, June 30, 1996                                        $  6,776,132     $  2,720,201     $  (7,296,143)    $  2,200,190
                                                      =========================================================================

See accompanying notes.

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                            Statements of Cash Flows


                                                                                                    January 16, 1992 (date
                                                                                                        of inception)
                                                                    Year ended June 30                    through
                                                                 1996                1995              June 30, 1996
                                                          ---------------------------------------  -----------------------
Operating activities
Net loss                                                     $  (2,451,697)       $ (1,645,750)        $   (6,242,959)
Adjustments to reconcile net loss to net cash
    used by operating activities:
       Depreciation and amortization                                72,016              15,468                 98,394
       Provision for losses on equipment                            44,100             148,615                383,756
       Compensation charges incurred in
          connection with the issuance of Common
          Stock and Common Stock options                           247,205             102,350                349,555
       Changes in operating assets and liabilities:
          Inventory                                               (426,391)                  -               (426,391)
          Prepaid expenses, deposits, and
              other assets                                         (38,746)              1,900                (53,395)
          Accounts payable                                         150,252              72,404                402,121
          Accrued expenses                                          10,723             (48,728)                 5,803
                                                          ----------------------------------------------------------------
Net cash used by operating activities                           (2,392,538)         (1,353,741)            (5,483,116)

Investing activities
Purchase of property and equipment                                (112,443)           (213,370)              (723,105)
Proceeds from sale of property and equipment                         3,539                   -                  3,539
                                                          ----------------------------------------------------------------
Net cash used by investing activities                             (108,904)           (213,370)              (719,566)

Financing activities
Net proceeds from issuance of Common Stock                       1,013,450                 949              1,031,161
Net proceeds from issuance of Convertible
    Preferred Stock                                              2,940,449           1,511,234              6,956,083
Repayment of note payable-other                                     (4,166)             (4,565)                (2,298)
Payments on capital lease obligation                                (8,908)                  -                 (8,908)
Change in accounts payable and accrued expenses
    relating to the private placement offering                     (42,218)             42,218                      -
Change in accounts payable relating to the
    initial public offering                                              -             (50,746)                     -
                                                          ----------------------------------------------------------------
Net cash provided by financing activities                        3,898,607           1,499,090              7,976,038
                                                          ----------------------------------------------------------------

Net increase (decrease) in cash                                  1,397,165             (68,021)             1,773,356
Cash at beginning of period                                        376,191             444,212
                                                          ================================================================
Cash at end of period                                        $   1,773,356      $      376,191         $    1,773,356
                                                          ================================================================

                                      F-7

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                      Statements of Cash Flows (continued)


                                                                                    Year ended June 30
                                                                                   1996              1995
                                                                            ------------------------------------
Supplemental disclosure of cash flow information

Cash paid during the year for interest                                         $           -      $     92,483
                                                                            ====================================

Common stock dividend                                                          $     230,709      $    780,849
                                                                            ====================================

Stock subscription receivable                                                  $     106,350      $     50,000
                                                                            ====================================

Conversion of Convertible Preferred Stock to Common Stock                      $     171,689      $      8,262
                                                                            ====================================

Conversion of Cumulative Preferred Dividends to Common
        Stock                                                                  $      41,626      $          -
                                                                            ====================================

Capital lease obligation                                                       $      34,338      $          -
                                                                            ====================================

See accompanying notes.
                                      F-8

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                          Notes to Financial Statements

                                  June 30, 1996

1. Business

USA Technologies, Inc. a Pennsylvania corporation (the "Company"), was incorporated on January 16, 1992. In May 1995, the Company changed its name from USA Entertainment Center, Inc. to USA Technologies, Inc. to more accurately reflect its business. Substantially all of the Company's activities to date have been devoted to raising capital, developing markets, and starting up operations. The Company intends to become the leading provider and licenser of credit card activated control systems for the vending, copying, debit card, and personal computer industries. The Company's products make available credit card payment technology in connection with the sale of various products and services.

Through June 30, 1996 and 1995, respectively, the Company installed 77 and 42 Credit Card Copy Express(TM) control systems; 24 and 9 Credit Card Debit Express(TM) control systems, and at June 30, 1996, 21 Computer Express(TM) control systems at various colleges, universities and public libraries. The Company generally retains twenty to thirty percent of the gross revenues in connection with the machines. Through June 30, 1996, the total gross revenues received by the Company from these systems has been nominal.

The Company has also licensed and installed refreshments centers which utilize the Credit Card Vending Express(TM) control system. The Company licensed its Credit Card Vending Express(TM) technology to an apparel manufacturer to be used in connection with the sale from a vending machine of T-shirts, windbreakers, and tote bags. The Company generally retains 20% of the gross revenues from such systems. Through June 30, 1996, the total gross revenues to the Company from these machines were nominal. Subsequent to June 30, 1996, the apparel manufacturer terminated its agreement with the Company effective September 30, 1996.

                             USA Technologies, Inc.

                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)



2. Accounting Policies

Basis of Financial Statement Presentation

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has been in the development stage since its inception in 1992 and has incurred losses from operations since its inception through June 30, 1996 amounting to $6.2 million. The Company's working capital has been substantially reduced due to operating losses incurred subsequent to June 30, 1996. Such losses are expected to continue in fiscal year 1997. Additionally, the Company has implemented a plan to sell its proprietary control systems, and accordingly, the Company will require additional capital to maintain the required inventory levels. These factors combined with the significant working capital required in the future raise substantial doubt about the Company's ability to continue as a going concern. Management believes that actions presently being taken will provide for the Company to continue as a going concern. Such actions include the generation of revenues from operations, raising capital from the exercise of the 1995 and 1996 Common Stock purchase warrants, and/or the deferral of anticipated expenditures in order to satisfactorily meet its obligations.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over five to seven years for financial statement purposes and accelerated methods for income tax reporting purposes.

                             USA Technologies, Inc.

                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)

2. Accounting Policies (continued)

Revenue Recognition

License fee revenue is recognized upon the usage of the Company's credit card activated control systems.

Research and Development

Research and development costs are charged to operations as incurred. Such research and development costs amounted to approximately $224,000 and $130,000 for the years ended June 30, 1996 and 1995, respectively, and approximately $393,000 for the period January 16, 1992 (date of inception) to June 30, 1996. These costs are reflected in general and administrative and compensation in the accompanying financial statements.

Income Taxes

The Company provides for income taxes using the asset and liability approach whereby deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Such differences result from differences in the timing of recognition by the Company of certain accrued expenses, and the periods of amortization and depreciation of certain assets.

Loss Per Common Share

Loss per common share is based on the weighted average number of common shares outstanding during the year. No exercise of stock options, purchase rights, stock purchase warrants, or the conversion of preferred stock and cumulative preferred dividends was assumed because the exercise of these securities would be antidilutive. The 4,365,000 common shares held in escrow (Note 11) are not considered outstanding for purposes of calculating the loss per common share for all periods presented.

                             USA Technologies, Inc.

                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)


3. Property and Equipment

Property and equipment consist of the following:

                                                June 30
                                        1996                1995
                                 ---------------------------------------
Control systems                     $    261,387        $    161,323
Furniture and equipment                   55,582              52,919
Vehicles                                  10,259              17,333
                                 ---------------------------------------
                                         327,228             231,575
Less accumulated depreciation             92,014              24,192
                                 ---------------------------------------
                                    $    235,214        $    207,383
                                 =======================================

The Company discontinued the Golfers Oasis(TM) vending machine control systems and an agreement was entered into with the manufacturer of the machines to repurchase certain of the machines at an amount significantly below the purchase amount. Accordingly, the Company has recorded a charge for the permanent impairment to the carrying value of the related assets of $44,160 and $149,000, respectively, during the years ended June 30, 1996 and 1995.

4. Accrued Expenses

Accrued expenses consist of the following:

                                                 June 30
                                         1996                1995
                                 ---------------------------------------

Accrued rent                         $    34,104         $    19,000
Accrued other                              7,455                 352
                                 ---------------------------------------
                                     $    41,559         $    19,352
                                 =======================================

                             USA Technologies, Inc.

                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)

5. Related Party Transactions

During July 1996, the Company formalized certain agreements with two Directors of the Company who performed consulting services during fiscal year 1996. During the year ended June 30, 1996, $98,600 was paid for such services performed.

At June 30, 1996 and 1995, approximately $14,000 and $19,000, respectively, of the Company's accounts payable are due to several shareholders for various legal and technical services performed.

6. Commitments

The Company conducts its operations from various facilities under operating leases. Rental expense under such arrangements was approximately $69,000 and $72,000, respectively during the years ended June 30, 1996 and 1995 and $233,000 for the period January 16, 1992 (date of inception) to June 30, 1996.

The Company closed its storage facility in Jacksonville, Florida during the year ended June 30, 1995. Accordingly, a $44,000 charge to operations was recorded during 1995 representing the future minimum lease payments due under the related leases net of anticipated sub-lease payments.

During fiscal year 1996, the Company entered into an agreement to lease $34,400 of computer equipment which has been accounted for as a capital lease. This computer equipment is included in control systems at June 30, 1996. Lease amortization of $5,700 is included in depreciation expense for the year ended June 30, 1996.

                             USA Technologies, Inc.

                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)


6. Commitments (continued)

Future minimum lease payments subsequent to June 30, 1996 under capital and noncancellable operating leases are as follows:

                                                                    Capital         Operating
                                                                    Leases            Leases
                                                               -----------------------------------
1997                                                                 $15,753          $  89,000
1998                                                                  15,753             20,000
1999                                                                  10,502              3,000
                                                               -----------------------------------
Total minimum lease payments                                          42,008           $112,000
                                                                                 =================
Less amount representing interest (25% per annum)                     11,751
                                                               ------------------
Present value of net minimum lease payments                           30,257
Less current obligation under capital lease                            9,048
                                                               ------------------
Obligation under capital lease, less current portion                 $21,209
                                                               ==================

During February 1996, the Company entered into an agreement with a vendor whereby it committed to acquire 250 control system units. As of June 30, 1996, 174 units were received and approximately $99,000 was included in accounts payable in connection with this obligation. An additional $43,000 will be payable upon the delivery of the remaining 76 units during fiscal year 1997.

During February 1996, the Company entered into an agreement with a consulting firm whereby the Company committed to pay this firm $50,000, and issued 300,000 shares of the Company's Common Stock which were registered with the Securities and Exchange Commission. Subsequent to June 30, 1996, the Company extended its agreement with this consulting firm providing for the issuance of an additional 250,000 shares of its Common Stock. Through June 30, 1996, $22,000 of the commitment was paid in accordance with the agreement. An additional $28,000 is payable at $4,000 per month from July 15, 1996 through January 15, 1997.

The Company has several employment agreements with its officers, none of which extend beyond one year.

                             USA Technologies, Inc.

                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)


7. Income Taxes

At June 30, 1996 and 1995, the Company had a net tax operating loss carryforward of approximately $5,176,000 and $2,565,000, respectively, to offset future taxable income expiring through 2011. At June 30, 1996 and 1995, respectively, the Company recorded a deferred tax asset of $2,537,000 and $1,564,000, which were reduced by a valuation allowance of same amounts. The deferred tax assets arose primarily from the use of different accounting methods for financial statement and income tax reporting purposes principally related to the accounting for preoperating costs and research and development costs and net operating loss carryforwards.

As of June 30, 1993, the timing and manner in which the Company can utilize operating loss carryforwards and future tax deductions for capitalized items in any year was limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. The Company believes that such limitation will have an impact on the ultimate realization of its carryforwards and future tax deductions (generated through June 30, 1993). Cumulative losses generated for income tax purposes from June 30, 1994 through June 30, 1996, are not expected to be subject to the limitation.

8. Preferred Stock

The Preferred Stock authorized may be issued from time to time in one or more series, each series with such rights, preferences or restrictions as determined by the Board of Directors. Each share of Series A Preferred Stock shall have the right to ten votes and is convertible at any time into ten shares of Common Stock. Series A Convertible Preferred Stock provides for an annual cumulative dividend of $1.50 per share payable to the shareholders of record on February 1 and August 1 of each year. Cumulative unpaid dividends at June 30, 1996 and 1995 amounted to $1,758,490 and $845,816, respectively. Cumulative unpaid dividends are convertible into common shares at $1.00 per common share at the option of the shareholder. During the year ended June 30, 1996, certain holders of the Preferred Stock converted 20,175 shares into 201,750 shares of Common Stock. Certain of these shareholders also converted cumulative preferred dividends of $41,626 into 41,626 shares of Common Stock. The Series A Preferred Stock may be called for redemption at the option of the Board of Directors at any time on and after January 1, 1998 for a price of $11.00 per share plus payment of all accrued and unpaid dividends. In the event of any liquidation, the holders of shares of Series A Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders.

                             USA Technologies, Inc.

                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)


9. Stock Transactions

During April 1996, the Company's shareholders approved the increase in the number of the Company's authorized common stock to 45,000,000 and to increase the number of designated shares of Series A Convertible Preferred Stock from 700,000 to 1,000,000.

During April 1996, the Company's Board of Directors authorized a $1,300,000 private placement offering of 130 units at a unit price of $10,000 and each unit included 40,000 1996 Common Stock purchase warrants and 1,000 shares of Series A Convertible Preferred Stock. As of June 30, 1996, all 130 units were sold, generating net proceeds of $1,249,264 ($1,300,000 less offering costs of $50,736). During August 1996, the Company filed a Registration Statement Form SB-2 to register the Common Stock underlying the 1996 Common Stock purchase warrants with the Securities and Exchange Commission. The 5,200,000 1996 warrants issued are exercisable at any time on or before May 31, 2001, unless such date is extended by the Company. Each warrant entitles the holder to purchase one share of Common Stock for $.40 through December 31, 1996 and for $.50 at any time thereafter through May 31, 2001. The exercise price of the 1996 warrants may be reduced by the Company at any time, or from time to time. At June 30, 1996 there are 5,200,000 1996 warrants outstanding.

During February 1996, the Company filed a Registration Statement with the Securities and Exchange Commission in connection with an agreement with a consulting company whereby the Company issued and registered for sale 300,000 shares of its Common Stock in exchange for consulting and advisory services to be rendered to the Company. A charge of $183,000, reflecting the estimated fair value of the shares issued, is recorded in general and administrative expenses in connection with this agreement.

During February 1996, the Company sold 50,000 shares of its Series A Convertible Preferred Stock for $200,000 to a private investment company pursuant to Regulation S under the Securities Act of 1933.

During June 1995, the Company's Board of Directors authorized a $1,500,000 private placement offering of 150 units at a unit price of $10,000 and each unit included 30,000 1995 Common Stock purchase warrants and 1,000 shares of Series A Convertible Preferred Stock. As of June 30, 1995, 24.9 units were sold generating net proceeds of $206,382. During July 1995, the Company obtained approval to extend the private placement offering to $1,700,000 and 170 units. This private placement offering closed on July 31, 1995 and a total of 170 units

                             USA Technologies, Inc.

                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)


9. Stock Transactions (continued)

were sold generating net proceeds of $1,647,567 ($1,700,000 less offering costs of $52,433). The subscriptions receivable at June 30, 1995 recorded in connection with this offering were received during July 1995. The 1995 Common Stock purchase warrants are exercisable at any time on or before January 31, 2001, unless such date is extended by the Company. Each warrant entitles the holder to purchase one share of Common Stock for $.50. The exercise price of the 1995 warrants may be reduced by the Company at any time, or from time to time.

During the period February 1996 through April 1996, 271,000 of the 1995 Common Stock purchase warrants were exercised at a reduced amount of $.40 per warrant generating gross proceeds of $108,400. Subsequent to April 30, 1996, the exercise price of the 1995 warrants was further reduced to $.30 until June 30, 1996. Such further reduction was made retroactive to those holders who had already exercised the 1995 warrants at $.40. Accordingly, the Company returned $27,100 to such holders. Subsequent to April 30, 1996 and through June 30, 1996, 2,814,000 of the 1995 warrants had been exercised at $.30. Through June 30, 1996, a total of 3,686,000 1995 warrants had been exercised for a total gross proceeds to the Company of $1,105,800. Of this amount, $106,350 was not received as of June 30, 1996 and is accordingly reflected as a subscription receivable (Note 12). At June 30, 1996, the Company had 1,414,000 of 1995 Common Stock purchase warrants outstanding.

During May 1995, the Company's shareholders approved the payment of a stock dividend of 3 shares of Common Stock, for each outstanding share of Series A Convertible Preferred Stock at the close of business on August 1, 1995. The effects of this stock dividend have been reflected in shareholders' equity in the accompanying financial statements as if the stock dividend had occurred on June 30, 1995 for the 636,200 Series A Convertible shares issued and outstanding on June 30, 1995.

During May 1995, the Company filed a registration statement on Form S-8, pursuant to which 250,000 (subsequently amended to 280,000) shares of Common Stock will be issued to a consultant in consideration for services rendered for the period April 1, 1995 through August 31, 1995. During the years ended June 30, 1996 and 1995, the Company issued 150,000 and 130,000, respectively, shares under this agreement. Professional fees of $64,205 and $99,750, respectively, were charged to operations during the years ended June 30, 1996 and 1995 representing the estimated fair value of the shares issued.

                             USA Technologies, Inc.

                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)


9. Stock Transactions (continued)

During December 1993, the Company commenced an offering of public securities in an effort to raise, before offering costs, a minimum of $500,000 and a maximum of $3,000,000. The offering permitted a minimum of 50,000 units or a maximum of 300,000 units at $10.00 per unit. Each unit consisted of 1 share of Series A Convertible Preferred Stock and 7 shares of Common Stock. The offering terminated on February 28, 1995 and, a total of 300,000 units were sold generating net proceeds of $ 2,345,104 ($3,000,000 less offering costs of $654,896).

During October 1992, the Company's Board of Directors authorized private offering of $2,000,000 for up to 200 units at a unit price of $10,000 which includes 30,000 shares of Common Stock and 1,000 shares of Series A Convertible Preferred Stock. The Company allocated $9.97 per share to the Series A Convertible Preferred Stock due to the Preferred Stock's senior position. The private offering closed on June 30, 1993 from which the Company issued 142.2 units and raised $1,270,254 of net proceeds ($1,422,000 less offering costs of $151,746).

During July 1993, the Company granted 157,300 Common Stock purchase rights at $1.00 per share to certain consultants and to a broker dealer in connection with this private placement offering. These rights were immediately vested and are exercisable for a period of five years.

During July 1992, the Company's Board of Directors authorized a $1,500,000 private placement offering of 150 units of Common and Preferred Stock. The offering was canceled effective September 1992. Approximately $50,000 of costs incurred in connection with the canceled offering were charged to operations during the year ended June 30, 1993.

10. Stock Options

Except as noted below, the Company's Board of Directors has granted options to employees and consultants to purchase common shares at or above fair market value. During June 1995, the Company issued 10,000 options at $.25 per share which was below fair market value and, accordingly, recorded a $2,600 charge to compensation expense in conjunction with the issuance.

                             USA Technologies, Inc.

                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)

10. Stock Options (continued)

The following table summarizes all stock option activity:


                                   Common Shares
                                       Under                 Price
                                 Options Granted            Per Share
                               ----------------------------------------------

Balance at June 30, 1993                     -           $          -
    Granted                            875,000           $        .25
                               -----------------------
Balance at June 30, 1994               875,000
    Canceled                          (100,000)          $        .25
    Granted                          2,290,000           $  .05 - .25
                               -----------------------
Balance at June 30, 1995             3,065,000
    Granted                            550,000           $        .65
    Exercised                         (280,000)          $        .05
                               -----------------------
Balance at June 30, 1996             3,335,000           $  .05 - .65
                               =======================

At June 30, 1996 and 1995, respectively, 2,785,000 and 2,890,000 of these options were exercisable.

11. Escrow and Cancellation Arrangements

At the request of the Pennsylvania Securities Commission, all of the executive officers and directors of the Company serving at the commencement of the initial public offering of the Company agreed to place in escrow 10,700,000 shares of Common Stock (subsequently amended to 8,395,000 by the cancellation of 2,305,000 shares by the President of the Company during June 1994, March 1995, and February 1996) beneficially owned by them until December 29, 1996. Under certain circumstances as outlined by the Pennsylvania Securities Commission, the President's shares may be held in escrow for an additional period of time, but not later than June 30, 1998. Any additional shares acquired by the executive officers and directors will also be held in escrow. The executive officers and directors have agreed not to sell, pledge, or transfer, directly or indirectly, any of the Common Stock held in escrow or any options to acquire stock they may

                             USA Technologies, Inc.

                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)


11. Escrow and Cancellation Arrangements (continued)

own. Additionally, the President of the Company has agreed that his 4,365,000 escrowed common shares would be canceled by the Company and would no longer be issued and outstanding unless certain performance measures as specified by the Commission are achieved. If the performance measures are achieved, the common shares released from escrow will result in a compensatory charge to the Company's operations. The charge will be based on the fair value of the Company's common shares on the date the shares are released from escrow. During the year ended June 30, 1996 and 1995, there was no such charge to operations. The 4,365,000 shares of Common Stock held by the President are not considered outstanding for purposes of calculating the loss per common share for all periods presented.

12. Subsequent Events

During July 1996, the Company granted options to an employee to purchase up to 100,000 shares of Common Stock at $.65 per share. These options vest at the rate of 12,500 every three months over a two-year period. The Board of Directors determined the options price to be granted at or above the fair market value of the underlying common shares on the date of grant.

During August 1996, the Company granted fully vested options to a consultant to purchase 50,000 shares of Common Stock at $.50 per share. The Board of Directors determined the option price of the underlying shares to be at or above the fair market value on the date of grant.

During August 1996, the Company's Board of Directors authorized the issuance of 15,000 shares of Common Stock to a consultant for services performed during July 1996.

On September 10, 1996, the Company received $106,350 of subscriptions receivable relating to the 1995 Common Stock Purchase warrants exercised as described in
Note 9.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   USA TECHNOLOGIES, INC.




                                   By: /s/  George R. Jensen, Jr.
                                      -----------------------------------------
                                      George R. Jensen, Jr., President
                                      and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                  Title                                        Date
/s/ George R. Jensen, Jr.
- ----------------------------               Chairman of the Board of Directors,          September 27, 1996
George R. Jensen, Jr                       President and Chief Executive Officer
                                           (Principal Executive Officer)
/s/ Edward J. Sullivan
- ----------------------------                Vice President and Chief Financial          September 27, 1996
Edward J. Sullivan                          Officer (Principal Accounting Officer)


- ----------------------------                Director
William W. Sellers


- ----------------------------                Director
Peter G. Kapourelos


- ----------------------------                Director
Henry B. duPont Smith

/s/ William L. Van Alen, Jr.
- ----------------------------                Director                                    September 27, 1996
William L. Van Alen, Jr.

/s/ Keith L. Sterling
- ----------------------------                Director                                    September 27, 1996
Keith L. Sterling

/s/ Stephen P. Herbert
- ----------------------------                Director                                    September 27, 1996
Stephen P. Herbert