Form 10QSB
period 1996-09-30
USA TECHNOLOGIES INC
filed 1996-11-14
CIK 896429

                                        SECURITIES AND EXCHANGE COMMISSION


                                              Washington, D.C. 20549


                                                    FORM 1O-QSB

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        September 30, 1996
                              ------------------------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

                                          Commission file number 33-70992

                                              USA Technologies, Inc.

        Pennsylvania                                    23-2679963
------------------------------             ------------------------------------
   (State jurisdiction of                  (I.R.S. employer Identification No.)
incorporation or organization)

200 Plant Avenue, Wayne, Pennsylvania                                  19087
----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, area code first.                  (610)-989-0340
                                                                 --------------


Check whether the Registrant has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 8, 1996, there were 23,023,976 shares of Common Stock, no par value, and 796,025 shares of Series A Convertible Preferred Stock, no par value, outstanding.

This document is comprised of 14 pages.

                             USA TECHNOLOGIES, INC.


                                      INDEX


                                                                      PAGE NO.

Part I - Financial Information

         Item 1. Financial Statements

         Balance Sheets - September 30, 1996 and June 30, 1996               1

         Statements of Operations - Three months ended                       2
         September 30, 1996 and 1995

         Statement of Shareholders' Equity - September 30, 1996              3

         Statement of Cash Flows - Three months ended                        4
         September 30, 1996 and 1995

         Notes to Financial Statements                                       5



         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 8

Part II - Other Information                                                 11


         Item 6. Exhibits and Reports on Form 8 - K

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                                 Balance Sheets

                                                                   September 30,              June 30,
                                                                            1996                  1996
                                                                   -------------          ------------
      ASSETS:
Current Assets:                                                       (Unaudited)
      Cash                                                            $1,037,335            $1,773,356
      Trade receivables                                                   17,517                     -
      Inventory                                                          548,259               426,391
      Stock subscriptions receivable                                           -               106,350
      Prepaid expenses and deposits                                        4,237                 3,614
                                                                      ----------            ----------
Total current assets                                                   1,607,348             2,309,711

Property and equipment,at cost,net                                       240,666               235,214
Other Assets                                                               4,028                42,446
                                                                      ----------            ----------
Total assets                                                          $1,852,042            $2,587,371
                                                                      ==========            ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                  $163,223              $301,849
      Accrued expenses                                                   104,857                41,559
      Capital lease obligation                                            19,968                 9,048
                                                                      ----------            ----------
Total current liabilities                                                288,048               352,456

      Obligation under Capital lease,less current portion                 36,130                21,209
      Accrued rent                                                             -                13,516
                                                                      ----------            ----------
Total liabilities                                                        324,178               387,181

Shareholders' equity:
Preferred stock, no par value:
      Authorized shares -1,000,000
      Series A Convertible issued and outstanding shares - 796,025 at September 30, 1996 and June 30, 1996 (Liquidation
      preference of $10,357,385 at September 30, 1996)                 6,776,132             6,776,132
Common stock, no par value:
      Authorized shares - 45,000,000
      Issued and outstanding shares - 23,023,976 at September 30,
      1996 and June 30, 1996                                           2,720,201             2,720,201
Deficit accumulated during the development stage                      (7,968,469)           (7,296,143)
                                                                      ----------            ----------
Total shareholders' equity                                             1,527,864             2,200,190
                                                                      ----------            ----------
Total liabilities and shareholders' equity                            $1,852,042            $2,587,371
                                                                      ==========            ==========

                            (See accompanying notes)

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                            Statements of Operations


                                                          Three months ended            Date of Inception Through
                                                              September 30,             -------------------------
                                                     -----------------------------    September 30,            June 30,
                                                        1996               1995          1996                    1996
                                                     ----------         ----------    -------------         --------------
                                                     (Unaudited)       (Unaudited)      (Unaudited)
Revenue:
     Equipment sales                                   $18,891          $                 $18,891            $       -
     License fee income                                 20,244             9,798           83,902               63,658
     Interest income                                    12,003            11,072           65,407               53,404
                                                    ----------        ----------       ----------           ----------
Total revenue                                           51,138            20,870          168,200              117,062
                                                    ----------        ----------       ----------           ----------

Costs and expenses:
     Cost of goods sold                                  9,229                 -            9,229                    -
     General and administrative                        420,055           281,606        3,285,578            2,865,523
     Compensation                                      238,104           257,494        2,703,880            2,465,776
     Depreciation and amortization                      23,261             5,106          121,655               98,394
     Advertising                                        31,005            16,323          384,007              353,002
     Provision for losses on equipment                       -                 -          400,715              400,715
     Interest                                            1,810               340          128,421              126,611
     Costs incurred in connection with
           abandoned private placement                       -                 -           50,000               50,000
                                                    ----------        ----------       ----------           ----------
Total costs and expenses                               723,464           560,869        7,083,485            6,360,021
                                                    ----------        ----------       ----------           ----------
Net loss                                              (672,326)         (539,999)      (6,915,285)          (6,242,959)
                                                    ----------        ----------       ==========           ==========
Cumulative preferred dividends                        (597,019)         (477,150)
                                                    ----------        ----------
Loss applicable to common shares                   ($1,269,345)      ($1,017,149)
                                                   ===========       ===========
Loss per common share                                   ($0.07)           ($0.08)
                                                        ======            ======
Weighted average number of
     common shares outstanding                      18,658,976        12,354,333
                                                   ===========       ===========


                            (See accompanying notes)
                                       2

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                                  Statement of
                               Shareholders Equity


                                                                                                Deficit
                                             Series A                                         Accumulated
                                            Convertible                                       During the
                                             Preferred                Common                  Development
                                              Stock                    Stock                     Stage                      Total
Balance, June 30, 1996                      $6,776,132               $2,720,201                ($7,296,143)             $2,200,190

   Net loss                                                                                       (672,326)              ($672,326)
                                            ----------               ----------                -----------              ----------
Balance, September 30, 1995 (Unaudited)     $6,776,132               $2,720,201                ($7,968,469)             $1,527,864
                                            ==========               ==========                ===========              ==========


                            (See accompanying notes)

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                            Statements of Cash Flows

                                                                         Three months ended
                                                                            September 30,
                                                                    ------------------------------
                                                                         1996             1995
                                                                    --------------  -------------
                                                                      (Unaudited)      (Unaudited)
OPERATING ACTIVITIES
      Net loss                                                         ($672,326)       ($539,999)
      Adjus(TM)ents to reconcile net
           loss to net cash used by
           operating activities:
           Depreciation/amortization                                      23,261            5,106
      Compensation charges incurred
           in connection with the issuance
           of Common Stock                                                     -           50,000
      Changes in operating assets
           and liabilities:
           Trade receivables                                             (17,517)
           Inventory                                                    (121,868)
           Prepaid expenses, deposits,
           and other assets                                               37,645           25,655
           Accounts payable                                             (138,626)        (103,115)
           Accrued expenses                                               49,782            4,777
                                                                      ----------       ----------
       Net cash used by operating
           activities                                                   (839,649)        (557,576)

INVESTING ACTIVITIES
      Purchase of property and equipment                                  (2,722)        (286,907)
      Proceeds from sale of property and equipment                             -           51,000
                                                                      ----------       ----------
      Net cash used by investing activities                               (2,722)        (235,907)

FINANCING ACTIVITIES
      Repayment of note payable                                                -           (1,778)
      Net proceeds from issuance of
           common stock                                                  106,350            9,000
      Net proceeds from issuance of
           preferred convertible stock                                         -        1,441,185
                                                                      ----------       ----------
      Net cash provided by
           financing activities                                          106,350        1,448,407
                                                                      ----------       ----------
      Net (decrease)increase in cash                                    (736,021)         654,924
      Cash at beginning of period                                      1,773,356          376,191
                                                                      ----------       ----------
      Cash at end of period                                           $1,037,335       $1,031,115
                                                                      ==========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Capital lease obligation                                           $25,841                -
                                                                      ==========       ==========

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

         The Company generally sells the control system equipment directly to the location service provider or through authorized dealers. Concurrent with the sale of equipment, locations are required to execute a software licensing and transaction processing agreement with the Company.

         In connection with it's control systems, the Company generally retains eight percent of the gross revenues, depending upon the level of services provided by the Company. To date the total gross revenues received by the Company from these systems has been nominal.

2.       Accounting Policies

         Interim Financial Information

         The financial statements and disclosures included herein for the three months ended September 30, 1996 and 1995, and for the date of inception through September 30, 1996 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments consisting of adjustments of a normal and recurring nature which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and the results of it's operations and cash flows.

         Inventory

         Inventory is stated at the lower of cost (first-in, first-out method) or market.

         Property and Equipment

         Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over five to seven years for financial statement purposes and accelerated methods for income tax reporting purposes.

         Revenue Recognition

         Licensing revenues are recognized upon the usage of the Company's credit card activated control systems. Revenue from the sale of equipment is recognized upon installation and customer acceptance.

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

3.       Stock Transactions

         In August 1996, the Company authorized the issuance of 265,000 shares of Common Stock to two consultants. The Company issued and registered these shares in October 1996 under the Act and such shares are freely tradeable thereunder.

4.       Stock Options

         In September 1996, the Company granted to an employee options to purchase up to 50,000 shares of Common Stock at $.45 per share. In November 1996, the Company granted to an employee options to purchase up to 50,000 shares of Common Stock at $.65 per share and to a consultant option to purchase up to 50,000 shares of Common Stock at $.50 per share. As of September 30, 1996, there was a total of 2,885,000 options outstanding at exercise prices ranging from $.05 to $.25 per share, of which 2,760,000 were exercisable. All of the options granted were issued at or above fair market value on the date of grant.

5.       Escrow and Cancellation Arrangements

         At the request of the Pennsylvania Securities Commission, all of the executive officers and directors of the Company serving at the commencement of the initial public offering of the Company agreed to place in escrow 10,700,000 shares of Common Stock (subsequently amended to 8,603,675 by the cancellation of 2,305,000 shares by the President of the Company during June 1995 and February 1996 and the addition of 208,675 shares by officers and directors in August 1995, February 1996, and May 1996) beneficially owned by them until December 29, 1996. Under certain circumstances as outlined by the Pennsylvania Securities Commission, the President's shares may be held in escrow for an additional period of time, but not later than June 30, 1998. Any additional shares of Common Stock acquired by the executive officers and directors will also be held in escrow. The executive officers and directors have agreed not to sell, pledge, or transfer, directly or indirectly, any of the Common Stock held in escrow or any options to acquire stock they may own. Additionally, the President of the Company has agreed that 4,365,000 shares of his escrowed Common shares would be canceled by the Company and would no longer be issued and outstanding unless certain performance measures as specified by the Commission are achieved. If the performance measures are achieved, the common shares released from escrow will result in a compensatory charge to the Company's operations. The charge will be based on the fair value of the Company's common shares on the date the shares are released from escrow. During the three months ended September 30, 1996, there was no such charge to operations. The 4,365,000 shares are not considered outstanding for purpose of calculating the loss per common share for all periods presented.

Item 2 Management's Discussion and Analysis of Results of Operation and Financial Condition.

Introduction

         Since its inception in January 1992, the Company, a development stage corporation, has been engaged almost exclusively in research and development activities focused on designing, developing, and marketing its credit card activated control systems. From inception through September 30, 1996, the Company has had nominal operating revenues and has generated funds primarily through the sale of its securities. As of September 30, 1996 the Company has received, net of expenses of such sales, the amount of $4,367,085 in connection with private placements $1,105,800 from the exercise of Common Stock purchase warrants, and $2,345,104 in connection with its initial public offering. The Company has incurred operating losses since its inception resulting in an accumulated deficit of $7,968,469 at September 30, 1996 and such losses are expected to continue into fiscal 1997.

Results of Operations

         The fiscal quarter ended September 30, 1996 resulted in a net operating loss of $672,326 compared to a net loss of $539,999 for the comparable fiscal quarter ended September 30, 1995. On an overall basis these continuing and increasing losses reflect the development stage nature of the Company. Losses are projected to continue until sufficient revenue is generated from various applications of the Company's proprietary technology.

         Revenue from operations was $51,138 compared to $20,870 from the previous year's fiscal quarter. This is also the first period to reflect the Company's revised strategy of selling its proprietary equipment as opposed to relying solely on licensing and transaction processing revenues. Equipment sales totaled $18,891. Licensing and processing revenue increased to $20,244 from $9,798 for the same period in 1995. Despite this modest increase and change in approach to the market, revenue is still well below the level required to be profitable.

         Expenses for the period were $723,464 which represents an increase over the prior year of $162,595 or 28%. Generally this increased expense level reflects continuing developmental activity for the Company's newest product offering, the Business Express(TM), as well as the associated costs of market introduction. The major contributors to the increased expense level are discussed below.

         General and administrative expenses of $420,055 increased by $138,449 or 49.2%. The increase in this expense category was concentrated in the following areas: Product Development increased by $78,448 and Travel Expense increased by $55,882, both of which resulted directly from the development and introduction of the Business Express(TM). In addition, Professional Fees increased by $20,294, and Rent increased by $9,082 primarily due to the accrual of continuing rent expense on the Company's former leased facilities.

         Compensation expense of $238,104 decreased by 7.5% due to temporary fluctuations in staffing levels and sales commission payments.

         Depreciation increased from $5,106 to $23,261 reflecting the increased depreciable capital asset base.

         Advertising increased from $16,323 to $31,005 as a result of the promotional expense related to the introduction of the Business Express(TM).

Plan of Operations

         As of October 15, 1996, the Company had a total of 155 credit card activated control systems installed in the filed as follows:

         Credit Card Copy Express(TM) 73, Credit Card Debit Express(TM) 26, Credit Card Computer Express(TM) 49, Fax Express(TM) 2, and Business Express(TM)
5. In July 1996, the licensing arrangement with the apparel manufacturer operating the Vending Express(TM) equipment was terminated by the manufacturer effective September 30, 1996. Through September 30, 1996 the total gross revenues received by the Company from these systems has been nominal.

         During the past year the Company has refined its direction on new product development. It has shifted its emphasis to products capable of generating new incremental revenue for equipment operators (ie. Computer Express(TM), Business Express(TM), Automated Printer Payment System(TM)) as opposed to in the past simply providing a better method of payment (ie. Copy Express(TM)).

         The Company introduced the Business Express(TM) in November 1996. Development is complete and there are currently six sites in operation. The marketing and sales function has been increased to four direct sales representatives and four dealers in anticipation of the national roll out.

         Another significant change in direction has been the move toward the sale of the Company's proprietary equipment to operators rather than the revenue sharing arrangements employed to date. The Company still retains all rights to software and proprietary technology which it licenses to location operators for their exclusive use. However this shift in market approach reduces the Company's dependancy on equipment revenue by providing a built in gross profit on the sale of the equipment, and simultaneously reduces the Company's capital asset requirements.

         Plans for the coming fiscal year include progressing from the development stage to an operating mode. The Company relocated to a 7000 square foot "flex space" type facility which will provide assembly and warehousing space to support the roll out of the Business Express(TM). The Business Express(TM), will be assembled at the Company's new facility and then shipped direct for site installation by Company personnel.

Liquidity and Capital Resources

         During the fiscal quarter ended September 30, 1996, the Company utilized a total of $736,021 of cash as a result of sustaining a $672,326 operating loss. The balance of cash used is attributable to working capital changes and financing activities. As of September 30, 1996, total cash on hand was $1,037,335. At the current level of operations, and without an increase in revenue, the Company has sufficient resources to continue operations for an additional five months or through February 1997.

         The Board of Directors has taken the necessary steps to provide for additional equity capital by approving a reduction in the exercise price of Common Stock warrants issued in 1996. Effective November 1, 1996 the exercise price was reduced to $.25 per share on 5,200,000 Common Stock warrants issued in 1996. This would result in net proceeds to the Company of $1,300,000 on a fully exercised basis.

Part II - Other information

Items 1,2,3, and 5 are not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

                                    Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            USA TECHNOLOGIES, INC.

Date:    November 12, 1996                  /s/ George R. Jensen, Jr.
      ----------------------------          -----------------------
                                            George R. Jensen, Jr.,
                                            President, Chief Executive Officer

Date:   November 12, 1996                   /s/ Edward J. Sullivan
      ----------------------------          ---------------------
                                            Edward J. Sullivan,
                                            Senior Vice President,
                                            Chief Financial Officer