Form 10QSB
period 1996-12-31
USA TECHNOLOGIES INC
filed 1997-02-20
CIK 896429

                       SECURITIES AND EXCHANGE COMMISSION



                             Washington, D.C. 20549


                                   FORM 1O-QSB

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 1996
                              -----------------------------------------

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

                         Commission file number 33-70992

                             USA Technologies, Inc.
                             ----------------------

Pennsylvania                                                                       23-2679963
------------                                                           ------------------------------------
(State jurisdiction of incorporation or organization)                  (I.R.S. employer Identification No.)

200 Plant Avenue, Wayne, Pennsylvania                                                19087
-------------------------------------                                             ----------
(Address of principal executive offices)                                          (Zip Code)

Registrant's telephone number, area code first.                                  (610)-989-0340
                                                                                 --------------



Check whether the Registrant has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            ---  ---

As of February 10, 1997, there were 26,644,144 shares of Common Stock, no par value, and 803,095 shares of Series A Convertible Preferred Stock, no par value, outstanding.

This document is comprised of 15 pages.


                             USA TECHNOLOGIES, INC.

                                      INDEX


                                                                        PAGE NO.

Part I - Financial Information

         Item 1. Financial Statements

         Balance Sheets - December 31, 1996 and June 30, 1996                1

         Statements of Operations - Three and six months ended               2
         December 31, 1996 and 1995

         Statement of Shareholders' Equity - December 31, 1996               3

         Statement of Cash Flows - Six months ended                          4
         December 31, 1996

         Notes to Financial Statements                                       5


         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 9

Part II - Other Information


         Item 6. Exhibits and Reports on Form 8 - K                          12

                             USA Technologies, Inc
                        (A Development Stage Corporation)

                                 Balance Sheets

                                                                       December 31,        June 30,
                                                                           1996              1996
       ASSETS:                                                         ------------      -----------
Current Assets:                                                         (Unaudited)
       Cash ........................................................   $   652,858       $ 1,773,356
       Trade receivables ...........................................        39,809              --
       Inventory ...................................................       469,085           426,391
       Stock subscriptions receivable ..............................          --             106,350
       Prepaid expenses and deposits ...............................          --               3,614
                                                                       -----------       -----------
Total current assets ...............................................     1,161,752         2,309,711

Property and equipment,at cost,net .................................       229,458           235,214
Other Assets .......................................................        14,129            42,446
                                                                       -----------       -----------
Total assets                                                           $ 1,405,339       $ 2,587,371
                                                                       ===========       ===========


       LIABILITIES AND SHAREHOLDERS'  EQUITY
Current liabilities:
       Accounts payable ............................................   $   186,893       $   301,849
       Accrued expenses ............................................        17,384            41,559
       Capital lease obligation ....................................        16,350             9,048
                                                                       -----------       -----------
Total current liabilities ..........................................       220,627           352,456

       Obligation under capital lease,less current portion .........        34,122            21,209
       Accrued rent ................................................        41,037            13,516
                                                                       -----------       -----------
Total liabilities                                                          295,786           387,181


Shareholders' equity:
Preferred stock,no par value:
       Authorized shares -1,000,000
       Series A Convertible issued and outstanding shares -
       793,995 at December 31,1996 and 796,025 at June 30,1996
       (Liquidation preference of $10,290,590 at December 31,1996)..     6,758,857         6,776,132
Common stock, no par value:
       Authorized shares - 45,000,000
       Issued and outstanding shares - 25,659,144 at December 31,
       1996 and 23,023,976 at June 30,1996 .........................     3,336,844         2,720,201
Deficit accumulated during the development stage ...................    (8,986,148)       (7,296,143)
                                                                       -----------       -----------
Total shareholders'  equity ........................................     1,109,553         2,200,190
                                                                       -----------       -----------
Total liabilities and shareholders' equity .........................   $ 1,405,339       $ 2,587,371
                                                                       ===========       ===========

                            (See accompanying notes)

                             USA Technologies, Inc
                        (A Development Stage Corporation)

                            Statements of Operations


                                                    Three months ended           Six months ended      Date of Inception Through
                                                       December  31,               December  31,       --------------------------
                                              ---------------------------  --------------------------  December 31,    June 30,
                                                   1996           1995          1996          1995         1996          1996
                                              ------------   ------------  ------------  ------------  ------------  ------------
                                               (Unaudited)    (Unaudited)   (Unaudited)  (Unaudited)   (Unaudited)
Revenue:
      Equipment sales .....................   $     70,572   $       --    $     89,463  $       --    $    89,463  $      --
      License fee income ..................         26,699         13,085        46,943        22,883  $   110,601       63,658
      Interest income .....................          5,233          8,982        17,236        20,054  $    70,640       53,404
                                              ------------   ------------  ------------  ------------  -----------  -----------
Total revenue .............................        102,504         22,067       153,642        42,937      270,704      117,062
                                              ------------   ------------  ------------  ------------  -----------  -----------
Costs and expenses:
      Cost of goods sold ..................         55,656           --          64,885          --    $    64,885         --
      General and administrative ..........        687,915        322,289     1,107,970       603,895  $ 3,973,493    2,865,523
      Compensation ........................        258,100        196,576       496,204       454,070  $ 2,961,980    2,465,776
      Depreciation and amortization .......         23,261          5,106        46,522        10,212  $   144,916       98,394
      Advertising .........................         48,467         26,811        79,472        43,134  $   432,474      353,002
      Provision for losses on equipment ...         31,705           --          31,705          --    $   432,420      400,715
      Interest ............................         10,211            319        12,021           660  $   138,632      126,611
      Costs incurred in connection with                                                                $         0
             abandoned private placement ..           --             --            --            --    $    50,000       50,000
                                              ------------   ------------  ------------  ------------  -----------  -----------
Total costs and expenses ..................      1,115,315        551,101     1,838,779     1,111,971    8,198,800    6,360,021
                                              ------------   ------------  ------------  ------------  -----------  -----------
Net loss ..................................     (1,012,811)      (529,034)   (1,685,137)   (1,069,034)  (7,928,096)  (6,242,959)
                                              ------------   ------------  ------------  ------------  ===========  ===========
Cumulative preferred dividends ............           --             --        (597,019)     (477,150)
                                              ------------   ------------  ------------  ------------

Loss applicable to common shares ..........   ($ 1,012,811)  ($   529,034) ($ 2,282,156) ($ 1,546,184)
                                              ============   ============  ============  ============

Loss per common share .....................   ($      0.05)  ($      0.04) ($      0.12) ($      0.11)
                                              ============   ============  ============  ============
Weighted average number of
      common shares outstanding ...........     19,722,421     14,399,600    19,190,699    14,349,600
                                              ============   ============  ============  ============


                            (See accompanying notes)

                             USA Technologies, Inc
                        (A Development Stage Corporation)

                                  Statement of
                               Shareholders Equity

                                                                                                     Deficit
                                                                      Series A                     Accumulated
                                                                    Convertible                     During the
                                                                     Preferred        Common        Development
                                                                       Stock           Stock           Stage           Total

Balance, June 30, 1996 .........................................    $6,776,132       $2,720,201     ($7,296,143)     $2,200,190

   October 1996-issuance of 250,000 shares
           of Common Stock in exchange for
           consulting services .................................                        117,500                         117,500
   October 1996-issuance of 15,000 shares
           of Common Stock in exchange for
           consulting services .................................                          8,000                           8,000
   November 1996-conversion of 2,030 shares of
           Convertible Preferred Stock to 20,300 shares
           of Common Stock .....................................       (17,275)          17,275
   November 1996-conversion of $4,868 of
           cumulative preferred dividends into 4,868
           shares of Common Stock at $1.00 per share ...........                          4,868          (4,868)
   December 1996- Common Stock warrants
           exercised-2,345,000 at $.20 per warrant .............                        469,000                         469,000

   Net loss ....................................................                                     (1,685,137)     (1,685,137)
                                                                    ----------       ----------     -----------      ----------
Balance, December 31, 1996 (Unaudited)                              $6,758,857       $3,336,844     ($8,986,148)     $1,109,553
                                                                    ==========       ==========     ===========      ==========



                            (See accompanying notes)

                             USA Technologies, Inc
                        (A Development Stage Corporation)

                            Statements of Cash Flows

                                                                   Six months ended
                                                                     December 31,
                                                            -----------------------------
                                                                1996              1995
                                                            -----------       -----------
                                                             (Unaudited)       (Unaudited)
OPERATING ACTIVITIES
      Net loss .......................................      ($1,685,137)      ($1,069,035)
      Adjustments to reconcile net
             loss to net cash used by
             operating activities:
             Depreciation/amortization ...............           46,522            10,212
      Compensation charges incurred
             in connection with the issuance
             of Common Stock .........................          125,500            50,000
      Changes in operating assets
             and liabilities:
             Trade receivables .......................          (39,809)
             Inventory ...............................          (42,694)
             Prepaid expenses,deposits,
             and other assets ........................           31,931            42,513
             Accounts payable ........................         (114,956)           81,413
             Accrued expenses ........................            3,346            (1,302)
                                                            -----------       -----------
      Net cash used by operating
             activities ..............................       (1,675,297)         (886,199)

INVESTING ACTIVITIES
      Purchase of property and equipment .............          (40,766)         (443,119)
      Proceeds from sale of property and equipment ...             --              51,000
                                                            -----------       -----------
      Net cash used by investing activities ..........          (40,766)         (392,119)

FINANCING ACTIVITIES
      Repayment of note payable ......................             --              (1,239)
      Net proceeds/(Repayment) of principal on capital
             lease obligation ........................           20,215            (4,777)
      Net proceeds from issuance of
             common stock ............................          575,350            14,000
      Net proceeds from issuance of
             preferred convertible stock .............             --           1,441,185
                                                            -----------       -----------
      Net cash provided by
             financing activities ....................          595,565         1,449,169
                                                            -----------       -----------
      Net (decrease)increase in cash .................       (1,120,498)          170,851
      Cash at beginning of period ....................        1,773,356           376,191
                                                            -----------       -----------
      Cash at end of period ..........................      $   652,858       $   547,042
                                                            ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
      Capital lease obligation .......................      $    27,972              --
                                                            ===========       ===========

                            (See accompanying notes)
                                       4

                             USA TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        (A Development Stage Corporation)



1.       Business

         USA Technologies, Inc. a Pennsylvania corporation (the "Company"), was incorporated on January 16, 1992. Substantially all of the Company's activities to date have been devoted to raising capital, developing markets, and starting up operations which commenced during July 1994. The Company intends to become an owner and licenser of credit card activated control systems for the vending, copying, debit card, and personal computer industries. The Company's products make available credit card payment technology in connection with the sale of a variety of products and services.

         The Company generally sells the control system equipment directly to the location service provider or through authorized dealers. Concurrent with the sale of equipment, locations are required to execute a software licensing and transaction processing agreement with the Company.

         In connection with its control systems, the Company generally retains a percentage of the gross revenues, depending upon the level of services provided by the Company. To date the total gross revenues received by the Company from these systems has been nominal.

2.       Accounting Policies

         Interim Financial Information

         The financial statements and disclosures included herein for the six months ended December 31, 1996 and 1995, and for the date of inception through December 31, 1996 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments consisting of adjustments of a normal and recurring nature which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and the results of it's operations and cash flows.

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

3.       Stock Transactions

         In August 1996, the Company authorized the issuance of 265,000 shares of Common Stock to two consultants. The Company issued and registered these shares in October 1996 under the Act and such shares are freely tradeable thereunder. Consulting fees of $125,500 were charged to operations representing the estimated fair market value of the shares issued.

         During December 1996 the Company issued 2,345,000 shares of Common Stock upon the exercise of 2,345,000 Common Stock purchase warrants at an exercise price of $.20 per common share, generating gross proceeds of $469,000.

4.       Stock Options

         During the quarter ended December 31, 1996, the Company granted to an employee options to purchase up to 50,000 shares of Common Stock at $.65 per share, to a consultant options to purchase up to 50,000 shares of Common Stock at $.50 per share and to an employee options to purchase up to 10,000 shares of Common Stock at $.50 per share. As of December 31, 1996, there was a total of 3,535,000 options outstanding at exercise prices ranging from $.25 to $.65 per share, of which 3,185,000 were vested. All of the options granted were issued at or above fair market value on the date of grant.


5.       Escrow and Cancellation Arrangements

         At the request of the Pennsylvania Securities Commission, all of the executive officers and directors of the Company serving at the commencement of the initial public offering of the Company agreed to place in escrow 10,700,000 shares of Common Stock (subsequently amended to 8,603,675 by the cancellation of 2,305,000 shares by the President of the Company during June 1995 and February 1996 and the addition of 208,675 shares by officers and directors in August 1995, February 1996, and May 1996) beneficially owned by them until January 5, 1997. Under certain circumstances as outlined by the Pennsylvania Securities Commission, the President's shares may be held in escrow for an additional period of time, but not later than June 30, 1998. Any additional shares of Common Stock acquired by the executive officers and directors will also be held in escrow. The executive officers and directors have agreed not to sell, pledge, or transfer, directly or indirectly, any of the Common Stock held in escrow or any options to acquire stock they may own. Additionally, the President of the Company has agreed that 4,365,000 shares of his escrowed Common shares would be canceled by the Company and would no longer be issued and outstanding unless certain performance measures as specified by the Commission are achieved. If the performance measures are achieved, the common shares released from escrow will result in a compensatory charge to the Company's operations. The charge will be based on the fair value of the Company's common shares on the date the shares are released from escrow. During the six months ended December 31, 1996, there was no such charge to operations. The 4,365,000 shares are not considered outstanding for purpose of calculating the loss per common share for all periods presented.

         Effective January 5, 1997 all of the shares described above, with the exception of those owned by the President of the Company, were released from escrow concurrent with the expiration of the escrow agreement described above. This represents a total of 824,500 shares of Common Stock.

         The escrow agreement provides that it shall be terminated prior to June 30, 1998, and all of the President's shares of Common Stock currently held in escrow shall be released and returned to him in the event of any dissolution, merger, consolidation, sale of assets, stock sale, liquidation, tender offer, exchange offer, or otherwise of or to the Company or its shareholders. In connection with any such event, the President would not receive any consideration for his shares of Common Stock unless and until each shareholder (other than the President) has received an amount equal to $1.00 per share of Common Stock.

Item 2 Management's Discussion and Analysis of Results of Operation and Financial Condition.

Introduction

         Since its inception in January 1992, the Company, a development stage corporation, has been engaged almost exclusively in research and development activities focused on designing, developing, and marketing its credit card activated control systems. From inception through December 31, 1996, the Company has had nominal operating revenues and has generated funds primarily through the sale of its securities. As of December 31, 1996 the Company has received, net of expenses of such sales, the amount of $4,367,085 in connection with private placements, $1,574,800 from the exercise of Common Stock purchase warrants, and $2,345,104 in connection with its initial public offering. The Company has incurred operating losses since its inception resulting in an accumulated deficit of $8,986,148 at December 31, 1996 and such losses are expected to continue at least through June 30, 1997.

Results of Operations

         The fiscal quarter ended December 31, 1996 resulted in a net operating loss of $1,012,811 compared to a net loss of $529,034 for the comparable fiscal quarter ended December 31, 1995. On an overall basis these continuing and increased losses reflect the development stage nature of the Company and the significantly higher spending levels associated with the introduction of the Company's latest proprietary product, the Business Express(TM). Losses are projected to continue until sufficient revenue is generated from various applications of the Company's proprietary technology.

         Revenue from operations was $102,504 compared to $22,067 from the previous year's fiscal quarter. This improvement reflects the Company's revised strategy of selling its proprietary equipment as opposed to relying solely on licensing and transaction processing revenues. Equipment sales totaled $70,572. Licensing and processing revenue increased to $26,699 from $13,085 from the prior year. Despite this modest increase and change in approach to the market, revenue is still well below the level required to be profitable.

         Expenses for the period were $1,115,315 which represents an increase over the prior year of $564,214. Generally this increased expense level reflects continuing developmental activity for the Company's newest product offering, the Business Express(TM), as well as the associated costs of market introduction. The major contributors to the increased expense level are discussed below. This increase also includes a non cash charge of $125,500 for the issuance of Common Stock in exchange for consulting services, and a non-cash charge of $31,705 to provide for losses on inventory.

         General and administrative expenses of $687,915 increased by $365,626. The increase in this expense category was concentrated in Product Development and Travel Expense, both of which resulted directly from the development and introduction of the Business Express(TM).

         Compensation expense of $258,100 increased by 31% due to permanent and significantly higher staffing levels in the Marketing area. Depreciation and amortization increased from $5,106 to $23,261 reflecting the increased depreciable capital asset base. Advertising increased from $26,811 to $48,467 as a result of the promotional expense related to the introduction of the Business Express(TM).

         The six month period ended December 31, 1996 resulted in a net loss of $1,685,137, which compares to a net loss of $1,069,034 from the previous year. Net revenue increased to $153,642 from the previous year's $42,937. Total expenses rose to $1,838,779, representing an increase of $726,808 or 65% over the previous year's comparable period. Major contributors to the increased spending levels were concentrated in General and Administrative, Advertising , and Depreciation.

Plan of Operations

         As of February 17, 1997 the Company had a total of 151 credit card activated control systems installed in the field as follows:

         Credit Card Copy Express(TM)60, Credit Card Debit Express(TM) 35, Credit Card Computer Express(TM) 43, Fax Express(TM) 5, and Business Express(TM)
8. In July 1996, the licensing arrangement with the apparel manufacturer operating the Vending Express(TM) equipment was terminated by the manufacturer effective September 30, 1996. Through September 30, 1996 the total gross revenues received by the Company from these systems has been nominal.

         During the past year the Company has refined its direction on new product development. It has shifted its emphasis toward the sale of equipment utilizing the Company's control systems rather than the revenue sharing arrangements previously employed. The Company still retains all rights to software and proprietary technology which it licenses to location operators for their exclusive use. This shift in approach reduces the Company's dependency on licensing revenues and simultaneously reduces the Company's capital asset requirements.

         The Company completed development of the Business Express(TM) in August 1996 and there are currently eight sites in operation. The Company is marketing its products through its full-time sales staff consisting of five persons, either directly to customer locations or through facility management companies servicing these locations.

         Plans for the remainder of fiscal year 1997 include progressing from the development stage to an operating mode. In October 1996, the Company relocated its principal offices to a 7000 square foot facility which will provide assembly and warehousing space for the anticipated increased production of the Business Express(TM). The Business Express(TM), will be assembled at the Company's new facility and then shipped direct for site installation by Company personnel.

Liquidity and Capital Resources

         For the six month period ended December 31, 1996, there was a net decrease in cash of $1,120,498. This was attributable primarily to sustaining a $1,685,137 operating loss and capital expenditures of $40,766, offset by $575,350 raised through the issuance of Common Stock.

         The Board of Directors approved a reduction in the exercise price of 5,200,000 Common Stock warrants issued in 1996. Effective November 1, 1996 the exercise price was reduced to $.20 per share through February 28, 1997. This resulted in the exercise of 2,345,000 1996 Common Stock purchase warrants for net proceeds to the Company of $469,000 as of December 31, 1996.

         In addition, in December, 1996 the Board of Directors authorized a $200,000 private placement offering of 20 units at a unit price of $10,000. Each unit included 1,000 shares of Series A Convertible Preferred Stock and 30,000 Common Stock purchase warrants at an exercise price of $.20 per share until July 1, 1997 and $.30 per share thereafter.

         As of December 31, 1996, total cash on hand was $652,858. Subsequently and through February 17, 1997, additional cash has been raised. A total of 9.1 units of the private placement offering approved in December 1996 has been sold generating $91,000 of gross proceeds to the Company. In addition, 989,000 Common Stock purchase warrants have been exercised at $.20 per share generating an additional $197,800.

         At the current level of operations and upon reflection of the additional investments noted above, the Company has sufficient resources to continue operations through April 1997. Subsequently, the Company anticipates funding operations through additional sales of its securities. If all of the 3,280,000 outstanding Common Stock purchase warrants were exercised at $.20 per share and the remaining private offering units were sold for $109,000, a total of approximately $750,000 of gross proceeds to the Company would be generated. The Company believes that this would be sufficient to fund operations through at least June 30, 1997.

Part II - Other information

Items 1,2,3, 4, and 5 are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

               None.

               Reports on Form 8-K.

                  A report on Form 8-K was filed by the Company on December 19, 1996 and disclosed certain events under Item 5 - Other events.

                                    Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       USA TECHNOLOGIES, INC.
 .
Date: 2/19/97          /s/ George R. Jensen, Jr.
      ---------        -------------------------------------
                       George R. Jensen, Jr., President, Chief Executive Officer

Date: 2/19/97          /s/ Keith L. Sterling
      ---------        -------------------------------------
                       Keith L. Sterling, Executive Vice President,
                                          Chief Financial Officer