Form 10QSB
period 1997-03-31
USA TECHNOLOGIES INC
filed 1997-05-15
CIK 896429

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                  FORM 1O-QSB

(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1997
                              ------------------------------------------------

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

                        Commission file number 33-70992

                             USA Technologies, Inc.
                             ----------------------
       (Exact name of small business issuer as specified in its charter)


Pennsylvania                                                                  23-2679963
------------                                                                  ----------
(State jurisdiction of incorporation or organization)           (I.R.S. employer Identification No.)

200 Plant Avenue, Wayne, Pennsylvania                                             19087
-------------------------------------                                             -----
(Address of principal executive offices)                                        (Zip Code)

Registrant's telephone number, area code first.                               (610)-989-0340
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

As of March 31, 1997, there were 26,760,227 shares of Common Stock, no par value, and 797,255 shares of Series A Convertible Preferred Stock, no par value, outstanding.

                             USA TECHNOLOGIES, INC.


                                      INDEX


                                                                        PAGE NO.

Part I - Financial Information

    Item 1. Financial Statements

    Balance Sheets - March 31, 1997 and June 30, 1996                          1

    Statements of Operations - Three and nine months ended                     2
    March 31, 1997 and 1996

    Statement of Shareholders' Equity - March 31, 1997                         3

    Statement of Cash Flows - Nine months ended                                4
    March 31, 1997

    Notes to Financial Statements                                              5


    Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                        9

Part II - Other Information

    Item 2. Unregistered Equity Securities Sold or Issued by the Registrant   12

    Item 4. Submission of Matters to a Vote of Security Holders               13

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                                 Balance Sheets

                                                                                      March 31,        June 30,
                                                                                           1997            1996
     ASSETS:                                                                      -------------   -------------
Current Assets:                                                                    (Unaudited)
     Cash .............................................................        $       381,934        1,773,356
     Trade receivables.................................................                135,443
     Inventory.........................................................                420,760          426,391
     Stock subscriptions receivable....................................                                 106,350
     Prepaid expenses and deposits.....................................                  4,012            3,614
                                                                                  ------------    -------------
Total current assets...................................................                942,149        2,309,711

Property and equipment, at cost, net...................................                201,186          235,214
Other Assets...........................................................                 10,000           42,446
                                                                                  ------------    -------------
Total assets...........................................................        $     1,153,335        2,587,371
                                                                                  ============    =============

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable..................................................        $       252,633          301,849
     Accrued expenses..................................................                 89,988           41,559
     Capital lease obligations.........................................                 17,373            9,048
                                                                                 -------------    -------------
Total current liabilities..............................................                359,994          352,456

     Obligation under capital leases, less current portion.............                 28,812           21,209
     Accrued rent......................................................                 25,525           13,516
                                                                                 -------------    -------------
Total liabilities......................................................        $       414,331          387,181


Shareholders' equity:
Preferred stock, no par value:
     Authorized shares -1,200,000
     Series A Convertible issued and outstanding shares -
     797,255 at March 31,1997 and 796,025 at June 30, 1996
     (Liquidation preference of $10,900,492 at March 31, 1997)                       6,800,530       6,776,132
Common stock, no par value:
     Authorized shares - 55,000,000
     Issued and outstanding shares - 26,760,227 at March
     31, 1997 and 23,023,976 at June 30, 1996..........................              3,576,160       2,720,201
Deficit accumulated during the development stage.......................             (9,637,686)     (7,296,143)
                                                                                 -------------    ------------
Total shareholders' equity.............................................                739,004       2,200,190
                                                                                 -------------    ------------
Total liabilities and shareholders' equity.............................        $     1,153,335       2,587,371
                                                                                 =============    ============

                            (See accompanying notes)

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                            Statements of Operations


                                               Three months ended              Nine months ended          Date of Inception Through
                                                    March 31,                       March 31,            ---------------------------
                                               --------------------       ----------------------------     March 31,      June 30,
                                                 1997           1996          1997             1996           1997          1996
                                           --------------  -------------  -------------   -------------  ------------- -------------
                                             (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
Revenue:
  Equipment sales........................      $102,347                     $189,514                        $189,514
  License fee income.....................        32,332         13,419        77,441         36,302          141,099         63,658
  Other Income...........................         9,857          5,209        14,039         25,263           67,443         53,404
                                            -----------    -----------   -----------    -----------      -----------    -----------
Total revenue............................       144,536         18,628       280,994         61,565          398,056        117,062
                                            -----------    -----------   -----------    -----------      -----------    -----------
Costs and expenses:
  Cost of equipment sold.................        93,923             --       158,867             --          158,867
  General and administrative.............       390,811        439,708     1,482,870      1,043,603        4,348,393      2,865,523
  Compensation...........................       240,802        195,629       732,621        649,699        3,198,397      2,465,776
  Depreciation and amortization..........        28,297          5,106        74,819         15,318          173,213         98,394
  Advertising............................         4,517          1,981        83,988         45,115          436,990        353,002
  Provision for losses on inventory......        10,440             --        46,541             --          447,256        400,715
  Interest...............................         2,760          3,580        14,780          4,240          141,391        126,611
  Costs incurred in connection with                                                                                0
    abandoned private placement..........            --             --                                        50,000         50,000
                                            -----------    -----------   -----------    -----------      -----------    -----------
Total costs and expenses.................       771,550        646,004     2,594,486      1,757,975        8,954,507      6,360,021
                                            -----------    -----------   -----------    -----------      -----------    -----------
Net loss.................................      (627,014)      (627,376)   (2,313,492)    (1,696,410)      (8,556,451)    (6,242,959)
                                            -----------    -----------   -----------    -----------      ===========    ===========
Cumulative preferred dividends...........      (577,301)      (477,150)   (1,169,452)      (954,300)
                                            -----------    -----------   -----------    -----------

Loss applicable to common shares.........    (1,204,315)    (1,104,526)   (3,482,944)    (2,650,710)
                                            ===========    ===========   ===========    ===========

Loss per common share....................        ($0.05)        ($0.07)       ($0.17)        ($0.18)
                                            ===========    ===========   ===========    ===========

Weighted average number of
  common shares outstanding..............    21,960,852     14,871,767    20,114,083     14,760,322
                                            ===========    ===========   ===========    ===========

                            (See accompanying notes)

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                                  Statement of
                              Shareholders' Equity
                                   (Unaudited)

                                                                                              Deficit
                                                            Series A                      Accumulated
                                                         Convertible                       During the
                                                           Preferred        Common        Development
                                                               Stock         Stock              Stage                  Total

Balance, June 30, 1996                                  $ 6,776,132       $2,720,201      ($7,296,143)            $2,200,190

    October 1996-issuance of 250,000 shares
        of Common Stock in exchange for
        consulting services........................                          117,500                                 117,500
    October 1996-issuance of 15,000 shares
        of Common Stock in exchange for
        consulting services........................                            8,000                                   8,000
    November 1996-conversion of 2,030 shares of
        Convertible Preferred Stock to 20,300
        shares of Common Stock.....................         (17,275)          17,275                                       0
    November 1996-conversion of $4,868 of
        cumulative preferred dividends into 4,868
        shares of Common Stock at $1.00 per share..                            4,868            (4,868)                    0
    December 1996- Common Stock warrants
        exercised-2,345,000 at $.20 per warrant....                          469,000                                 469,000
    January/February 1997- sale of 9,350 shares
        of Convertible Preferred Stock at $10.00/share       93,500                                                   93,500
    January/February/March 1997- Common Stock warrants
        exercised-857,000 at $.20 per warrant, net
        of offering costs..........................                          107,106                                 107,106
    March 1997- issuance of 160,000 shares in
        exchange for consulting services ..........                           57,200                                  57,200
    January-March 1997-conversion of 6,090 shares
        of Convertible Preferred Stock to 60,900
        shares of Common Stock.....................         (51,827)          51,827                                       0
    January-March 1997-conversion of $23,183 of
        cumulative preferred dividends into 23,183
        shares of Common Stock at $1.00 per share                             23,183           (23,183)                    0

    Net loss.......................................                                         (2,313,492)           (2,313,492)
                                                      -------------   --------------     -------------            ----------
 Balance, March 31, 1997                               $  6,800,530       $3,576,160       ($9,637,686)            $ 739,004
                                                      =============   ==============      ============            ==========


                            (See accompanying notes)

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                            Statements of Cash Flows


                                                                            Nine months ended
                                                                                 March 31,
                                                                      -----------------------------
                                                                           1997           1996
                                                                      -------------- --------------
                                                                        (Unaudited)    (Unaudited)
OPERATING ACTIVITIES
           Net loss.............................................        ($2,313,492)   ($1,696,410)
           Adjustments to reconcile net
                       loss to net cash used by
                       operating activities:
                       Depreciation/amortization................             74,819         15,318
           Compensation charges incurred
                       in connection with the issuance
                       of Common Stock..........................            182,700        247,205
           Changes in operating assets and liabilities
                       Trade receivables........................           (135,443)
                       Inventory................................              5,631
                       Prepaid expenses,deposits,
                       and other assets.........................             32,048         38,763
                       Accounts payable.........................            (49,216)        66,268
                       Accrued expenses.........................             59,703          5,250
           Net cash used by operating                                 -------------  -------------
                       activities...............................         (2,143,250)    (1,323,606)

INVESTING  ACTIVITIES
           Purchase of property and equipment...................            (17,856)      (445,511)
           Proceeds from sale of property and equipment.........                 --         51,000
                                                                      -------------  -------------
           Net cash used by investing activities................            (17,856)      (394,511)

FINANCING  ACTIVITIES
           Repayment of note payable............................                 --         (2,330)
           Repayment of principal on
                       capital lease obligations................             (6,272)        (4,777)
           Net proceeds from issuance of
                       common stock.............................            682,456        122,400
           Net proceeds from issuance of
                       preferred convertible stock..............             93,500      1,641,185
                                                                      -------------  -------------
           Net cash provided by financing activities............            769,684      1,756,478
                                                                      -------------  -------------
           Net (decrease)increase in cash.......................         (1,391,422)        38,361
           Cash at beginning of period..........................          1,773,356        376,191
                                                                      -------------  -------------
           Cash at end of period................................           $381,934       $414,552
                                                                      =============  =============


SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
           Capital lease obligations                                        $32,762             --
                                                                      =============  =============


                            (See accompanying notes)

                             USA TECHNOLOGIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                       (A Development Stage Corporation)



1.      Business

         USA Technologies, Inc. a Pennsylvania corporation (the "Company"), was incorporated on January 16, 1992. Substantially all of the Company's activities to date have been devoted to raising capital, developing markets, and starting up operations which commenced during July 1994. The Company is an owner and licenser of credit card activated control systems for use in connection with copying machines, debit card purchase/revalue stations, facsimile machines, personal computers, and computer printers. The Company's products make available credit card payment technology in connection with the sale of a variety of products and services.

         The Company generally sells equipment, including the control systems, directly to the location service provider or through authorized dealers. Concurrent with the sale of equipment, locations are required to execute a software licensing and transaction processing agreement with the Company.

         In connection with its control systems, the Company generally retains a percentage of the gross revenues, depending upon the level of services provided by the Company. Through March 31, 1997, the total gross revenues received by the Company from these systems has been nominal.

2.      Accounting Policies

        Interim Financial Information

         The financial statements and disclosures included herein for the three and nine months ended March 31, 1997 and 1996, and for the date of inception through March 31, 1997 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments consisting of adjustments of a normal and recurring nature which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and the results of its operations and cash flows.

         Inventory

         Inventory is stated at the lower of cost (first-in, first-out method) or market.

         Property and Equipment

         Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over three to seven years for financial statement purposes and accelerated methods for income tax reporting purposes.

         Revenue Recognition

         Licensing revenues are recognized upon the usage of the equipment connected to the Company's credit card activated control systems. Revenue from the sale of equipment is recognized upon installation and customer acceptance of the equipment.

         Loss per Common Share

         Loss per common share is based on the weighted average number of common shares outstanding during the periods. No exercise of stock options, purchase rights, purchase warrants, or the conversion of preferred stock and cumulative preferred dividends was assumed because the exercise or conversion of these securities would be antidilutive. The 4,365,000 common shares held in escrow or conversion are not considered outstanding for purposes of calculating the loss per common share for all periods presented.

3.      Stock Transactions


        In December, 1996 the Board of Directors authorized a $200,000 private placement offering of 20 units at a unit price of $10,000. Each unit included 1,000 shares of Series A Convertible Preferred Stock and 40,000 1996-B Common Stock purchase warrants at an exercise price of $.20 per share through August 31, 1997 and $.30 per share through February 28, 2002. The offering closed in February 1997 resulting in the sale of 9,350 shares of preferred stock and gross proceeds of $93,500.

         During the quarter ended March 31, 1997 the Company issued 857,000 shares of Common Stock upon the exercise of 857,000 Common Stock Purchase Warrants at the price of $.20 per warrant, generating gross proceeds of $171,400.

         In March 1997 the Company issued to a consultant 160,000 shares of Common Stock in exchange for consulting services valued at $57,200.

         On April 8, 1997 the Company commenced a private placement offering of 110 units at a price of $10,000 per unit, with each unit consisting of 2,000 shares of Series A Convertible Preferred Stock and 40,000 1997 Common Stock Purchase Warrants. The offering ends on May 31, 1997 and can be extended for up to 90 days at the Company's election. Through May 14, 1997 there were 20.94 units purchased, generating gross proceeds of $104,700.


   4.   Stock Options and Purchase Rights

         During the quarter ended March 31, 1997, the Company granted to an employee options to purchase up to 200,000 shares of Common Stock at $.45 per share. As of March 31, 1997, there were a total of 157,300 purchase rights outstanding at a price of $1.00 per share. As of March 31, 1997 there was a total of 3,816,000 options outstanding at exercise prices ranging from $.05 to $.65 per share, of which 3,266,000 were vested. Other than the options issued at $.05, all of the options and purchase rights granted were issued at or above fair market value on the date of grant.

5.      Escrow and Cancellation Arrangements

         In January 1994, at the time of the Company's initial public offering, and as a condition of effectiveness of the offering in Pennsylvania, the Pennsylvania Securities Commission requested that Mr. Jensen place in escrow with CoreStates Bank (formerly Meridian Bank) as escrow agent, all of the 7,593,000 shares of Common Stock beneficially owned by him until June 30, 1998. Any additional shares of Common Stock beneficially acquired by him will also be held in escrow. Subject to the provisions of the escrow agreement, Mr. Jensen, has agreed not to sell, pledge, or transfer, directly or indirectly, any of the Common Stock held in escrow.

         The escrow agreement provides that it shall be terminated prior to June 30, 1998, and all of Mr. Jensen's shares of Common Stock currently held in escrow shall be released and returned to him in the event of any dissolution, merger, consolidation, sale of assets, stock sale, liquidation, tender offer, exchange offer or otherwise of or to the Company or its shareholders.

In connection with any such event, Mr. Jensen would not receive any consideration for his shares of Common Stock unless and until each shareholder (other than Mr. Jensen) has received an amount equal to $1.00 per share of Common Stock.

         Mr. Jensen has agreed that 4,365,000 shares of his escrowed Common Stock would be cancelled by the Company and would no longer be issued and outstanding unless one of the following occurs (i) the bid price of the Common Stock equals or exceeds $1.75 for 30 consecutive trading days at any time during the period of July 1, 1996 through June 30, 1998; or (ii) the Company's cumulative operating income (before taxes, dividends or extraordinary items) per share of Common Stock (on a fully diluted basis) at any time after July 1, 1994 through June 30, 1998, equals or exceeds $.18. Mr. Jensen has agreed that an amount equal to 1,030,000 shares of his escrowed Common Stock (rather than 4,365,000 shares) would be cancelled if at any time after July 1, 1994 and prior to June 30, 1998, the Company's cumulative operating income per share of Common Stock is at least $.12 but less than $.18.

         Subject to the terms of the escrow agreement, Mr. Jensen's Common Stock will be held in escrow until the earlier of the satisfaction of any of the above conditions (in which event no shares, or only 1,030,000 shares would be cancelled) or June 30, 1998. Unless and until any such shares would be cancelled, and subject to the restrictions on sale or transfer pursuant to the escrow agreement, Mr. Jensen has retained all rights pertaining to such shares, including voting rights.

         Prior to the date hereof, Mr. Jensen canceled an aggregate of 2,305,000 shares of Common Stock which has been owned by him and which had been held in escrow pursuant to the above arrangements. Prior to such cancellation, a maximum of 6,670,000 shares (rather than 4,365,000 shares as currently provided) were subject to cancellation.

         In January 1994, at the time of the Company's initial public offering, and as a condition of effectiveness of the offering in Pennsylvania, the Pennsylvania Securities Commission also requested that all of the Directors and executive officers of the Company (in addition to Mr. Jensen) place in escrow all of the shares of Common Stock owned or to be owned by them until January 5, 1997. As set forth above, Mr. Jensen's shares of Common Stock are to remain in escrow until June 30, 1998. The escrow agreement provided that such escrowed shares could not be sold, pledged or transferred. On January 5, 1997, all of such shares of Common Stock were released from escrow, returned to their respective owner, and are no longer subject to the terms of the escrow agreement. An aggregate of 1,009,500 shares of Common Stock were released from escrow and only Mr. Jensen's shares remain in escrow.

Item 2 Management's Discussion and Analysis of Results of Operation and Financial Condition.

Introduction

         Since its inception in January 1992, the Company, a development stage corporation, has been engaged almost exclusively in research and development activities focused on designing, developing, and marketing its credit card activated control systems. From inception through March 31, 1997, the Company has had nominal operating revenues and has generated funds primarily through the sale of its securities. As of March 31, 1997 the Company has received, net of expenses of such sales, the amount of $4,460,585 in connection with private placements, $1,681,906 from the exercise of Common Stock purchase warrants, and $2,345,104 in connection with its initial public offering. The Company has incurred operating losses and converted some preferred dividends since its inception resulting in an accumulated deficit of $9,637,686 at March 31, 1997 and such losses are expected to continue at least through December 31, 1997.

Results of Operations

         The fiscal quarter ended March 31, 1997 resulted in a net operating loss of $627,014 compared to a net loss of $627,376 for the comparable fiscal quarter ended March 31, 1996. On an overall basis these continuing losses reflect the development stage nature of the Company. Losses are projected to continue until sufficient revenue is generated from various applications of the Company's proprietary technology.

         Revenue from operations was $144,536 compared to $18,628 from the previous year's fiscal quarter. This improvement reflects the Company's revised strategy of selling its proprietary equipment as opposed to relying solely on licensing and transaction processing revenues. Equipment sales totaled $102,347. Licensing and processing revenue increased to $32,332 from $13,419 for the same period during the prior year. Despite this modest increase and change in approach to marketing its products, revenue is still well below the level required to be profitable.

         Expenses and Cost of Equipment Sold for the period were $771,550 which represents an increase of $125,546 over the same period during the prior year. This is principally due to the increase in cost of equipment sold of $93,923 which did not exist last year in the same period, and to an increase in staffing levels. The major contributors to the increased expense level are discussed below:

         General and administrative expenses of $390,811 decreased by $48,897 or 11.1% from the third quarter last year, despite a non cash charge of $57,200 for the issuance of Common Stock in exchange for consulting services in the current quarter.

         Compensation expense of $240,802 increased by 23% due to permanent and significantly higher staffing levels in the Marketing/Sales area. Depreciation and amortization expense increased from $5,106 to $28,297 reflecting the increased depreciable capital asset base.

         The nine month period ended March 31, 1997 resulted in a net loss of $2,313,492, which compares to a net loss of $1,696,410 for the same period during the previous year. Net revenue increased to $280,994 from the previous year's $61,565. Total costs and expenses rose to $2,594,486, representing an increase of $836,511 or 47.6% over the previous year's comparable period. Major contributors to the increased spending levels were in General and Administrative (increase of $439,267), Cost of Equipment Sold (increase of $158,687), Depreciation (increase of $59,501), Provision for Losses on Inventory (increase of $46,541), and Advertising (increase of $38,873).

Plan of Operations

         As of March 31, 1997 the Company had a total of 183 credit card activated control systems installed in the field as follows:

         Credit Card Copy Express(TM) 49, Credit Card Debit Express(TM) 35, Public PC (formerly Credit Card Computer Express(TM) 41, Fax Express(TM) 12, and Business Express(TM) 46. The total gross revenues received by the Company from these systems has been increasing but is still nominal.

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

         The Company completed development of the Business Express(TM) in August 1996 and as of March 31, 1997 there are fifteen sites in operation containing 46 of the Company's control systems. The Company is marketing its products through its full-time sales staff consisting of four persons, either directly to customer locations or through facility management companies servicing these locations.

Liquidity and Capital Resources

         For the nine month period ended March 31, 1997, there was a net decrease in cash of $1,391,422. This was attributable to using $2,143,250 for operating activities and $17,856 for capital expenditures, partially offset by $769,684 raised through the issuance of Preferred and Common Stock, netted against offering costs. As of March 31, 1997, total cash on hand was $381,934; working capital was approximately $582,155 of which $420,760 was invested in inventory.

         The Board of Directors approved a reduction in the exercise price of 5,200,000 Common Stock warrants issued in 1996. Effective November 1, 1996 the exercise price was reduced to $.20 per share through February 28, 1997. This resulted in the exercise of 857,000 1996 Common Stock purchase warrants for gross proceeds to the Company of $171,400 during the third quarter, and a total of 3,202,000 warrants and gross proceeds of $640,400 for the full period.

        In December, 1996 the Board of Directors authorized a $200,000 private placement offering of 20 units at a unit price of $10,000. Each unit included 1,000 shares of Series A Convertible Preferred Stock and 40,000 1996-B Common Stock purchase warrants at an exercise price of $.20 per share through August 31, 1997 and $.30 per share through February 28, 2002. The offering closed in February 1997 resulting in the sale of 9,350 shares of preferred stock and proceeds of $93,500.

         On April 8, 1997 the Company commenced a private placement offering of 110 units at a price of $10,000 per unit, with each unit consisting of 2,000 shares of Series A Convertible Preferred Stock and 40,000 1997 Common Stock Purchase Warrants. The offering ends on May 31, 1997 and can be extended for up to 90 days at the Company's election. Through May 14, 1997 there were 20.94 units purchased, generating gross proceeds of $104,700.

            The Company anticipates that it would raise net proceeds of $950,000 from the current offering. Additionally the Company expects to raise funds from the exercise of outstanding warrants during the balance of calendar 1997. The Company believes that these funds together with increased revenues from its business would be sufficient to fund operations through March 31, 1998. There can be no assurance that additional sales of securities could be made by the Company or that increased revenues would result from its business. In such event, the Company may cease to be a going concern or may have to reduce its operations or operating procedures.

Part II - Other information

Items 1, 3, 5, and 6 are not applicable.

Item 2.  Unregistered Equity Securities Sold or Issued by the Registrant

          During January and February 1997, the Company sold 9.35 Units of a private placement offering. Each unit consisted of 1,000 shares of Series A Convertible Preferred Stock and 40,000 1996-B Common Stock Purchase Warrants ("1996-B Warrants") and was sold at a price of $10,000. Thus, the aggregate offering consisted of 9,350 shares of Preferred Stock and 374,000 1996-B Warrants and generated gross proceeds of $93,500. There were no underwriting commissions related to this offering and all sales were made to accredited investors. The Company issued these securities under the exemption from the registration requirements of Section 4(2) of the Securities Act of 1933, as amended ("the Act").


           During the quarter ended March 31, 1997, the Company sold 857,000 shares of Common Stock in connection with the exercise of 1996 Common Stock Purchase Warrants ("1996 Warrants"). Each of these 1996 Warrants was exercised at a price of $.20 per share generating aggregate gross proceeds of $171,400. There were approximately $64,000 in expenses and no underwriting commissions related to this offering. All sales were made to individuals owning 1996 Warrants. The Company issued these securities under the exemption from the registration requirements of Section 4(2) of the Act.

             In February 1997 the Company issued to Leland P. Maxwell, the Chief Financial Officer of the Company, options to acquire up to 200,000 shares of Common Stock at an exercise price of $.45 per share. Subject to Mr. Maxwell's continued employment with the Company, the options will become vested over a two year period at the rate of 25,000 shares per quarter. The options must be exercised within five years of vesting. The Company issued the options under the exemption from the registration requirements of Section 4(2) of the Act.

Item 4. Submission of Matters to a Vote of Security Holders

   (a) The Annual Meeting of  Shareholders was held on March 20, 1997

   (b) Election of  Directors

   The number of votes cast with respect to the election of the directors was as follows:

                                       For                       Withhold
                                       ---                       ---------

   George R. Jensen, Jr.           20,568,011                     184,950
   Keith L. Sterling               20,550,881                     202,080
   Stephen P. Herbert              20,566,011                     186,950
   Peter G. Kapourelos             20,564,011                     188,950
   William W. Sellers              20,565,011                     187,950
   Henry B. DuPont Smith           20,563,011                     189,950
   William L. VanAlen, Jr.         20,566,011                     186,950



   (c) In addition to the election of directors, the following other matters were also voted on and approved at the Annual Meeting:

        (i) A proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the Company for its 1997 fiscal year. The number of votes cast with respect to such matter was as follows:

                            Affirmative Votes         20,561,581
                                                      ----------
                            Negative Votes               152,200
                                                      ----------
                            Abstaining Votes              39,180
                                                      ----------


      (ii) A proposal to act upon an Amendment to the Company's Articles of Incorporation which increases the number of authorized shares of Common Stock from 45,000,000 to 55,000,000. The number of votes cast with respect to such matter was as follows:

                           Affirmative Votes          19,505,482
                                                      ----------
                           Negative Votes                984,679
                                                      ----------
                           Abstaining Votes              242,800
                                                      ----------

    (iii) A proposal to act upon an amendment to the Company's Articles of Incorporation which increases the number of designated shares of Series A Preferred Stock from 1,000,000 to 1,200,000. The number of votes cast with respect to such matter was as follows:


                           Affirmative Votes          13,493,230
                                                      ----------
                           Negative Votes              1,020,676
                                                      ----------
                           Abstaining Votes              272,100
                                                      ----------

     (iv) A proposal to act upon an amendment to the Company's Articles of Incorporation which would, during the period from March 24, 1997 through December 31, 1997, increase from 10 to 12 the number of shares of Common Stock into which each share of Series A Preferred Stock may be converted. The number of votes cast with respect to such matter was as follows:

                           Affirmative Votes          13,805,332
                                                      ----------
                           Negative Votes                770,344
                                                      ----------
                           Abstaining Votes              209,830
                                                      ----------

     (v) A proposal to act upon an amendment to the Company's Articles of Incorporation which would, during the period from March 24, 1997 through December 31, 1997, decrease from $1.00 to $.83 the price at which accrued but unpaid dividends on Series A Preferred Stock may be exchanged for shares of Common Stock. The number of votes with respect to such matter was as follows:


                           Affirmative Votes          13,863,575
                                                      ----------
                           Negative Votes                683,801
                                                      ----------
                           Abstaining Votes              195,130
                                                      ----------

                                   Signature



in accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           USA TECHNOLOGIES, INC.

Date: May 14, 1997    /s/ George R. Jensen, Jr.
                      ---------------------------------------------------------
                      George R. Jensen, Jr., President, Chief Executive Officer


Date: May 14, 1997    /s/ Leland P. Maxwell
                      ---------------------------------------------------------
                      Leland P. Maxwell, Senior Vice President,
                                       Chief Financial Officer