Form 10KSB
period 1997-06-30
USA TECHNOLOGIES INC
filed 1997-09-26
CIK 896429

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB

             [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 1997        Commission file number: 33-70882
                                      OR
           [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                For the transition period from ______ to ______

                            USA TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

                  Pennsylvania                      23-2679963
         (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)        Identification No.)

                    200 Plant Avenue, Wayne, PA.         19087
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

Registrant's total revenues for its most recent fiscal year............$607,772.

As of September 25, 1997, there were outstanding 31,618,019 shares of Common Stock, no par value, and 644,295 shares of Series A Convertible Preferred Stock, no par value.

The company's voting securities are traded on the Over the Counter (OTC) Electronic Bulletin Board. The aggregate market value of the company's voting securities held by non-affiliates of the Registrant was $13,615,938 on September 25, 1997 based upon the average bid and asked price of the Registrant's Common Stock and Preferred Stock on that date.

                               TABLE OF CONTENTS

Part I                                                                     Page
-------------------------------------------------------------------------------
   Item  1.       Business                                                    1

         2.       Properties                                                  5

         3.       Legal Proceedings                                           5

         4.       Submission of Matters to a Vote of Security Holders         5

Part II

         5.       Market for the Registrant's Common Equity and
                  Related Stockholder Matters                                 7

         6.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         8

         7.       Financial Statements                                       12

         8.       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                        13

Part III

         9.       Directors and Executive Officers of the Registrant         13

         10.      Executive Compensation                                     16

         11.      Security Ownership of Certain Beneficial Owners
                  and Management                                             20

         12.      Certain Relationships and Related Transactions             26

Part IV

         13.      Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K                                                   27

                            USA TECHNOLOGIES, INC.

                                    PART I

Item 1.  Business

         USA Technologies, Inc., a Pennsylvania corporation (the "Company") was founded in January 1992. The Company is in the development stage and intends to become a leading provider and licensor of unattended, credit card activated control systems for the copying, debit card and personal computer industries. The Company's devices make available credit card payment technology in connection with the sale of a variety of products and services. The Company anticipates generating its revenues from retaining a portion of the monies generated from all credit card transactions conducted through its control systems, as well as the direct sale of its control systems and the resale of configured office products.

         The Company has developed an unattended, credit card activated control system to be utilized with photocopying machines, facsimile machines, computer printers, and debit card purchase/revalue stations. The control systems allow consumers to use credit cards to pay for use of these products.

         The Company has also developed the Public PCTM, which is an unattended credit card activated control system to be used in connection with a personal computer, including on-line services, such as the Internet. This product enables locations to offer the use of personal computers to the public on an "as needed" basis utilizing credit cards as a method of payment. In addition the Company introduced to the university library market its Automated Print Payment System(TM) (APPS). This system enables libraries to charge users via credit/debit cards for the printed output from computer networks, thus providing a new source of revenue to cover their increasing costs of operations.

          During the fiscal year ended June 30, 1997, the Company introduced the Business Express(TM), which is being marketed to the hospitality industry as an amenity to the business traveler. The Business Express(TM) combines the Company's existing applications for computers, copiers, and facsimiles into a kiosk type configuration. All services provided are credit card activated. The Business Express(TM) continues the Company's move toward the sale of the Company's proprietary equipment to operators rather than the revenue sharing arrangements employed in past years. The Company still retains all rights to software and proprietary technology which it licenses to location operators for their exclusive use.

         The Company anticipates generating its revenues from the sale of equipment utilizing its control systems, from retaining a portion of the revenues generated from all credit card transactions conducted through its control systems, and from monthly management fees from each location utilizing its control systems. The Company has entered into joint marketing agreements with Minolta Corportation and Lexmark International, Inc., and has been designated as authorized equipment reseller by Hewlett-Packard Company, International Business Machines Corporation and Dell Computer Corporation. The Company believes that the Company will benefit from the association of its control systems with the well-known brands of business equipment manufactured by these companies.

         On September 24, 1997, the Company entered into a Joint Venture Agreement with Mail Boxes Etc. ("MBE"), the leading franchisor of postal, business, and communications retail service centers, with approximately 3,000 locations in North America. The joint venture shall exclusively sell and market unattended, credit card activated business centers under the name MBE Express(TM) to the hospitality industry, travel industry, convention centers, colleges, universities, supermarkets, banks, military, convenience stores, and mass merchandisers located in the United States. The gross profits from any sales of the MBE Express(TM) are to be shared by the Company and MBE. In addition, other revenues resulting from activities relating to the MBE Express(TM), such as electronic commerce, licensing, marketing and advertising, are to be split equally between MBE and the Company. MBE has agreed not to sell, use, endorse, approve, or purchase any unattended, credit card activated technology or terminals other than those offered by the Company for use in connection with the equipment included in the MBE Express(TM). The Company and MBE will agree from time to time on an advertising and marketing budget which would cover anticipated expenses for trade shows, trade advertising, direct mail, telemarketing, national account coverage, merchandising, market research and lead generation. All such expenses would be split equally between the Company and MBE. The Company is to act as the merchant for all MBE Express(TM) business centers and will receive a monthly service fee of $20.00 for each terminal. The initial term of the joint venture is five years. If certain sales goals are not met by the joint venture, the Company may terminate the exclusivity provisions of the agreement after the second year.

         The MBE Express(TM) bundles together the same components as the Business Express(TM): Public PC(TM), Copy Express(TM), and Fax Express(TM), but under the MBE brand name. In addition, the MBE Express(TM) would include a dial-through service to a nearby MBE store making available the products and services of the store.

         In addition, MBE has ordered 195 TransAct(TM) control boxes from the Company to be used by MBE franchisees for their in-store computer workstations (computer and printer). The Company will act as the merchant in connection with credit card sales and will receive a monthly service of $20.00 for each terminal. The terminals are to be delivered to MBE by the Company in October 1997.

         The Company has entered into corporate agreements which establish itself as a preferred supplier of business center products to two of the top hospitality companies in the world: Choice Hotels International (Clarion, Quality, Comfort, Sleep Inns), and Promus Hotel Corporation (Embassy Suites, Hampton, Doubletree). In addition, the Company's Business Express(TM) has been approved and recommended as a solution by Marriott for its hotels.

         For the years ended June 30, 1996 and 1997, the Company has spent approximately $224,000 and $344,000, respectively for the development of its proprietary technology. These amounts include the expense of outside consultants and contractors as well as compensation paid to certain of the Company's employees as reflected in Compensation in the accompanying financial statements.

         As of June 30, 1997, the Company had 130 Business Express(TM) control systems, 44 Copy Express(TM) control systems, 34 Debit Express(TM) control systems, 23 Fax/Printer Express(TM) control systems, and 54 Public PC(TM) control systems located at various hotels and libraries throughout the United States and Canada. Through June 30, 1997 the total gross revenues received by the Company from these systems has been nominal.

         The Company has been certified by PNC Merchant Services (a subsidiary of First Data Corporation), a leading credit card processor in the United States. PNC Merchant Services has extended to the Company a fixed rate percentage processing charge in connection with the credit card transactions conducted through the Company's control systems. This charge is payable by the Company (not the locations) out of its share of the gross proceeds.

Industry Trends

         With trends over the last twenty years indicating an ever increasing customer reliance on the use of credit cards as a method of payment, the Company believes the future of purchasing retail products and services is in credit cards rather than cash. Consumers are constantly searching for ways to purchase quality products and services in the most convenient manner. Examples of this trend include the increasing use of unattended Automated Teller Machines (ATM's) in banking transactions and the use of unattended, self-service gasoline pumps with credit and debit card payment capabilities. Consumers are becoming more accustomed to using credit cards in an ever increasing number of retail and service settings. They increasingly use mail order, telephone and the Internet to order goods and services and use credit cards to pay for them. There are over a billion credit cards in the United States. The Company's products reflect this overall trend and feature automated credit card control systems. The Company has focused its efforts towards the personal computer, copier, and debit card industries.

Credit Card Processing

         Each of the Company's credit card activated control devices records and transmits all transaction data to the Company, and the Company then forwards such data to the credit card processor. After receiving transaction information from the Company, the credit card processor electronically transfers the funds (less the credit card processor's charge) to the Company. The Company then forwards to the location its share of the funds.

         The Company and each location have agreed on a percentage split of the gross proceeds from the Company's device. The credit card processor's fees and cost to forward the location's share of the gross proceeds are all paid for out of the Company's portion of the gross revenue.

         The Company currently retains a portion of the gross revenues from each device. If the Company has sold the equipment to the location, the portion retained is generally 8% of the gross revenues. In cases where the Company continues to own the equipment, the portion retained can be as high as 90% of gross revenues. In addition the Company charges a fixed monthly management fee which is generally $25 per control device.

Product Lines

The Business Express(TM)

         The hotel/motel hospitality industry continues to expand, but has become more competitive as chains increase their efforts to attract the most dominant and profitable customer: the business traveler. Business travelers and conference attendees account for the majority of hotel occupancy, stay longer and spend more per visit than the leisure traveler. For these reasons, hotels have become very sensitive and responsive to the needs and preferences of the business traveler. The Business Express(TM) enables a hotel to address these needs in a comprehensive and cost effective manner, while simultaneously generating incremental revenue.

         The Business Express(TM) utilizes the Company's existing applications for computers, copiers, and facsimile equipment, and combines them into a branded product. The Business Express(TM) bundles the Public PC(TM) unit, the Copy Express(TM) unit, and the Fax Express(TM) unit, into a functional kiosk type work station. All devices are credit card activated, therefore eliminating the need for an attendant normally required to provide such services.

The MBE Express(TM)

         On September 24, 1997, the Company entered into a Joint Venture Agreement with Mail Boxes Etc. ("MBE"), the leading franchisor of postal, business, and communications retail service centers with approximately 3,000 locations in North America. The joint venture shall exclusively sell and market unattended, credit card activated business centers under the name MBE Express(TM) to the hospitality industry, travel industry, convention centers, colleges, universities, supermarkets, banks, military, convenience stores, and mass merchandisers located in the United States. MBE has agreed not to sell, use, endorse, approve, or purchase any unattended, credit card activated technology or terminals other than those offered by the Company for use in connection with the equipment included in the MBE Express(TM). If a customer would not desire to purchase the MBE Express(TM), the Company is permitted to sell to such customer a private label product under any name other than MBE Express(TM). The initial term of the joint venture is five years. If certain sales goals are not met by the joint venture, the Company may terminate the exclusivity provisions of the agreement after the second year.

         The MBE Express(TM) bundles together the same components as the Business Express(TM): Public PC(TM), Copy Express(TM), and Fax Express(TM), but under the MBE brand name. In addition, the MBE Express(TM) would include a dial-through service to a nearby MBE store making available the products and services of the store.

The Copy Express(TM)

         Traditionally, customers wishing to use a photocopying machine have either used a prepaid, stored value card or cash. In most instances, this places a burden on employees of the facility to provide a number of services unrelated to their primary jobs, such as providing change and collecting/counting/reloading coins. With the Copy Express(TM), the attendant no longer needs to interact with the customers for these purposes.

         The Copy Express(TM) provides a cashless method to pay for the use of photocopying machines. The device is attached to the photocopying machine, computer printer, or microfilm/fiche printer in a similar manner as attaching a standard coin acceptor. The device can be attached to either existing or new equipment. The control system enables customers to photocopy documents with the use of a credit card.

The Debit Express(TM)

         Many "closed" environments such as universities or hospitals utilize a private card known as a debit or "stored value" card, to store cash value. The system works by encouraging customers (by discounting the price of the products or services) to transfer lump sum cash values onto a magnetic stripe or imbedded chip card that can be used to activate equipment within the closed environment. As the cardholder uses the card to purchase products or services the cash value is deducted from the total value on the card. Typically, the cards are purchased from attendants or from machines which accept coins or dollar bills.

         The Company's Debit Express(TM) enables customers to purchase or revalue their debit cards with the swipe of a credit card and eliminates the need for cash or for an attendant to handle cash or provide change. The Debit Express(TM) eliminates any reliance on cash by allowing customers to use a valid credit card to purchase or place additional value on a debit card.

The Public PC(TM)

         The Company believes that the growing dependence on personal computers has created an environment where there is a need for access to personal computers by the general public on an " as needed" basis. To meet this need, the Company has developed the Public PC(TM). Through June 30, 1997, the Company has installed 54 units in libraries and retail locations. The device enables the public to utilize personal computers and/or the services they offer on an "as-needed" basis. The system is designed so that the computer cannot be used until a valid credit card is swiped through the control system. Once the user is authorized to proceed, the system has the ability to charge for time in use, printed output, and any modem activity.

         The Company believes that the personal computer is becoming an integral part of how people access and utilize the information available to them. The Company believes that the majority of libraries do not currently offer general use personal computers to their patrons. The Company will pursue print shops, cyber cafes, hotels, airports, convention and conference centers, and various retail outlets as potential customers.

Marketing

         The Company is currently marketing its products through its full-time sales staff consisting of four persons to hotel and retail locations, either directly or through facility management companies servicing these locations.

         On September 24, 1997, the Company entered into a Joint Venture Agreement with Mail Boxes Etc. ("MBE"), the leading franchisor of postal, business, and communications retail service centers with approximately 3,000 stores in North America. The joint venture shall exclusively sell and market unattended, credit card activated business centers under the name MBE Express(TM) to the hospitality industry, travel industry, convention centers, colleges, universities, supermarkets, banks, military, convenience stores, and mass merchandisers located in the United States. MBE has agreed not to sell, use, endorse, approve, or purchase any unattended, credit card activated technology or terminals other than those offered by the Company for use in connection with the equipment included in the MBE Express(TM). The Company and MBE will agree from time to time on an advertising and marketing budget which would cover anticipated expenses for trade shows, trade advertising, direct mail, telemarketing, national account coverage, merchandising, market research and lead generation, All such marketing and sales expenses would be split equally between the Company and MBE. The initial term of the joint venture is five years. If certain sales goals are not met by the joint venture, the Company may terminate the exclusivity provisions of the agreement after the second year.

         The MBE Express(TM) bundles together the same components as the Business Express(TM): Public PC(TM), Copy Express(TM), and Fax Express(TM), but under the MBE brand name. In addition, the MBE Express(TM) would include a dial-through service to a nearby MBE store making available the products and services of the store.

         The Company has entered into corporate agreements which establish itself as a preferred supplier of business center products to two of the top hospitality companies in the world: Choice Hotels International (Clarion, Quality, Comfort, Sleep Inns), and Promus Hotel Corporation (Embassy Suites, Hampton, Doubletree). In addition, the Company's Business Express(TM) has been approved and recommended as a solution by Marriott for its hotels.

         In May 1997, the Company entered into an agreement with a newly formed Canadian company pursuant to which it would sell to such purchaser 10 Business Express(TM) business centers. The purchaser has indicated to the Company that it intends to install the units within existing and propsed Wal-Mart stores in Canada. The total purchase price for the 10 units would be $1,118,261 (payable in Canadian dollars). The agreement states that the Business Express(TM) units shall be installed at the purchaser's discretion. Through June 30, 1997, one unit has been installed. No full Business Express
(TM) units have been installed since, and none are currently scheduled.

         In March 1997, the Company entered into a co-marketing agreement with Minolta Corporation ("Minolta") pursuant to which the Company and Minolta would work together to market and sell the Business Express (TM) featuring the Minolta copier to the hospitality industry. The agreement is on a nonexclusive basis and can be terminated by either party on thirty days notice.

         In March 1997, the Company entered into a co-marketing agreement with Lexmark International, Inc. ("Lexmark") pursuant to which the Company and Lexmark would work together to market and sell the the Business Express (TM) featuring the Lexmark printer to the hospitality industry. The agreement is on a nonexclusive basis and can be terminated by either party on thirty days notice.

         In December 1996, the Company entered into an agreement with International Business Machines Corporation ("IBM") pursuant to which it was appointed an IBM Business Partner-Personal Computer Reseller. This agreement will allow the Company to purchase IBM personal computers at a wholesale price for resale to its customers as a configured Public PC (TM) that is credit card activated. The agreement can be terminated by either party on thirty days notice.

         In December 1996, the Company was designated as an authorized "Hewlett-Packard Value-Added Reseller," pursuant to which the Company may purchase Hewlett-Packard facsimile machines at a wholesale price for resale to its customers. The agreement can be terminated by either party upon thirty days notice.

         During February 1996, the Company entered into an agreement with Dell Marketing, L.P., a subsidiary of Dell Computer Corporation ("Dell"), pursuant to which the Company was appointed as a Dell authorized "Remarketer/Integrator". This agreement allows the Company to purchase Dell personal computers at a wholesale price for resale to its customers. The agreement can be terminated by either party upon thirty days notice.

         The Company believes these agreements are an important component of the Company's effort to market the Business Express(TM) or other products to the hospitality industry because they provide instant brand name recognition. In addition, each of these companies offers maintenance and service agreements relating to the equipment directly to the location, thus removing the need for the Company to provide maintenance services or warranties to any of the equipment (other than the control systems). Numerous hospitality conferences have been attended jointly with one or several of the above companies. Reduced pricing has also been secured as a result of these agreements.

Procurement

         The Company's control system devices consist of a card reader, printer, amplifier, circuit board and micro chip in a specially designed housing. The devices are currently manufactured to the Company's design specification by an independent contractor, LMC - Autotech Technologies, LP. The Company has recently contracted for the purchase of 500 control devices, for a total purchase price of $242,325. The Company anticipates obtaining its complete computer systems (other than the Public PC(TM) control system) from IBM.

Competition

         The Company believes that there are currently no other businesses offering an unattended, credit card activated control systems for use in connection with copiers, printers or general use personal computers. There are other companies presently offering unattended, credit card activated control devices in connection with facsimile machines, Internet and e-mail access, and debitcard purchase/revalue stations. In addition, the businesses which have developed unattended, credit card activated control systems currently in use in connection with gasoline dispensing, public telephones, prepaid telephone cards, ticket dispensing machines, vending machines, or facsimile machines, are capable of developing products or utilizing their existing products in direct competition with the Company. Many of these businesses are well established, have substantially greater resources than the Company and have established reputations for success in the development, sale and service of high quality products. The Company is aware of one business which has developed an unattended, credit card activated control system to be used in connection with vending machines. Any such increased competition may result in reduced sales and/or lower percentages of gross revenues being retained by the Company in connection with its licensing arrangements, or otherwise may reduce potential profits or result in a loss of some or all of its customer base. The Company is also aware of several businesses which make available use of the Internet and use of personal computers to hotel guests in their hotel rooms on an "as-needed" basis. Although these services are not credit card activated, such services would compete with the Company"s Business ExpressTM ,and the locations may not order the Business Express(TM), or if ordered, the hotel guest may not use it. Recently, the Company became aware that one potential competitor has developed a credit card activated personal computer kiosk.

Patents, Trademarks and Proprietary Information

         The Company has applied for federal registration of its trademarks Business Express(TM), Printer Express(TM), Copy Express(TM), Debit Express(TM), C3X(TM), Public PC(TM) and TransAct(TM).

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

         The Company has applied for ten United States patents and has applied for foreign patents in connection therewith. To date, two of these patents have been approved: Patent Number 5,619,024 entitled "Credit card and bank issued debit card operated system and method for controlling and monitoring access of computer and copy equipment," and Patent Number 5,637,845 entitled "Credit and bank issued debit card operated system and method for controlling a prepaid card encoding/dispensing machine." As of the date hereof, the remaining eight applications are pending and have not been granted.

Employees

         The Company has seventeen full time employees.

Item 2.  Properties

         The Company leases its principal executive offices, consisting of approximately 7,000 square feet, at 200 Plant Avenue, Wayne, Pennsylvania for a monthly rental of $5,000 plus utilities and operating expenses. The lease expires on October 15, 1999. A former property located at 1265 Drummers Lane, Wayne, PA, was vacated in October, 1996. The lease payment of approximately $5,000 per month ceased as of August 31, 1997.

Item 3.  Legal Proceedings.

         The Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a)  The Annual Meeting of Shareholders was held on March 20, 1997.
         (b)  Election of Directors

                           Each of the following individuals was elected as a director at the Annual Meeting:

                           George R. Jensen, Jr.
                           Keith L. Sterling
                           Stephen P. Herbert
                           Peter G. Kapourelos
                           William W. Sellers
                           Henry B. duPont Smith
                           William L. Van Alen, Jr.

          (c) In addition to the election of directors, the following other matters were also voted on and approved at the Annual Meeting:

                  (i) A proposal to ratify the appointment of Ernst & Young LLP as independent public accountants for the Company for its 1997 fiscal year.

                  (ii) A proposal to act upon an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock from 45,000,000 to 55,000,000.

                  (iii) A proposal to act upon an amendment to the Company's Articles of Incorporation increasing the number of designated shares of Series A Preferred Stock from 1,000,000 to 1,200,000.

                  (iv) A proposal to act upon an amendment to the Company's Articles of Incorporation which would, during the period from March 24, 1997 through December 31, 1997, increase from 10 to 12 the number of shares of Common Stock into which each share of Series A Preferred Stock may be converted.

                  (v) A proposal to act upon an amendment to the Company's Articles of Incorporation which would, during the period from March 24, 1997 through December 31,1997, decrease from $1.00 to $.83 the price at which accrued but unpaid dividends on Series A Preferred Stock may be exchanged for shares of Common Stock.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

          The Common Stock and Preferred Stock are currently traded on the OTC Electronic Bulletin Board under the symbols USTT and USTTP, respectively. Such trading began on March 8, 1995.

         The high and low bid prices on the OTC Electronic Bulletin Board for the Common Stock were as follows:

Fiscal                                                  High            Low
------                                                  -------------------
1995

Third Quarter (March 8, 1995 to March 31, 1995)         $ .75           $.50
Fourth Quarter (through June 30, 1995)                  $1.25           $.25

1996

First Quarter (through September 30, 1995)              $ .55           $.25
Second Quarter (through December 31, 1995)              $1.00           $.40
Third Quarter (through March 31, 1996)                  $1.40           $.37
Fourth Quarter (through June 30, 1996)                  $1.68           $.50

1997

First Quarter (through September 30, 1996)              $ .63           $.38
Second Quarter (through December 31, 1996)              $ .57           $.29
Third Quarter (through March 31, 1997)                  $ .43           $.28
Fourth Quarter (through June 30, 1997)                  $ .50           $.19

         Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         At June 30, 1997, there are 3,971,000 shares of Common Stock issuable upon exercise of outstanding options, and 157,300 shares of Common Stock issuable upon exercise of outstanding purchase rights. All of these shares of Common Stock, if issued on the date hereof, would be "restricted securities" as defined under Rule 144 under the Act. Of the 3,971,000 options, 100,000 are exercisable at $.50 per share, 1,236,000 are exercisable at $.45 per share, 2,565,000 are exercisable at $.25 per share, and 70,000 are exercisable at $.05 per share. In connection with the options exercisable at $.25, $.45 and $.50 per share, as well as outstanding Purchase Rights to acquire up to 157,300 shares of Common Stock at $1.00 per share, the Company has agreed, at its cost and expense, to file a registration statement under the Act and applicable state securities laws covering all of the Common Stock underlying the options before December 31, 1997. All of the aforesaid options have been issued by the Company to employees, Directors, officers and consultants.

         As of June 30, 1997, there were 1,414,000 shares of Common Stock issuable upon exercise of the outstanding 1995 Warrants, which when and if issued would be freely tradeable under the Act. As of June 30, 1997, there are 1,998,000 shares of Common Stock issuable upon exercise of the outstanding 1996 warrants, which when and if issued would be freely tradeable under the Act. As of June 30, 1997, there were 374,000 shares of Common Stock issuable upon exercise of the outstanding 1996-B Warrants, which when and if issued would be freely tradeable under the Act. As of the date hereof, there are 1,600,000 shares of Common Stock issuable upon exercise of the outstanding 1997 warrants, which when and if issued would be freely tradeable under the Act. As of June 30, 1997, there were 2,000,000 shares of Common Stock issuable upon the exercise of outstanding warrants issued to affiliates and/or consultants to GEMA in connection with the sale of Convertible Securities and an undetermined amount of Common Stock issuable upon conversion of such Convertible Securities.

         On June 30, 1997 there were 1,012 record holders of the Common Stock and 933 record holders of the Preferred Stock.

         The holders of the Common Stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company's securities. No dividend may be paid on the Common Stock until all accumulated and unpaid dividends on the Preferred Stock have been paid. As of June 30, 1997, such accumulated unpaid dividends amount to $2,837,086 and an additional $645,904 of dividends accrued on August 1, 1997.

         Subsequent to June 30, 1997, certain holders of the Company's Preferred Stock converted 216,910 shares into 2,602,920 shares of Common Stock. Certain of theses shareholders also converted cumulative preferred dividends of $518,026 into 624,128 shares of Common Stock.

         During the fiscal quarter ended June 30, 1997, the Company sold 40 units (at $10,000 each) pursuant to Rule 506 of Regulation D under the Act which represented 80,000 shares of Preferred Stock and 1,600,000 1997 Warrants. In June 1997, the holder of options to acquire 150,000 shares of Common Stock at $.05 per share exercised such options. The shares of Common Stock were issued pursuant to Rule 506 of Regulation D under the Act.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

         Since January 1992, the Company, a development stage corporation, has been engaged largely in research and development activities focused on designing, developing, and marketing its credit card activated control systems. From inception through June, 30, 1997, the Company has had nominal operating revenues (exclusive of interest) of $671,430 and has generated funds primarily through the sale of its securities. Through June 30, 1997 the Company has received, net of expenses of such sales, the amount of $5,487,636 in connection with private placements, $1,681,908 from the exercise of Common Stock purchase warrants, and $2,345,104 in connection with its initial public offering. The Company has incurred operating losses since its inception through June 30, 1997 of $9,363,671 and such losses are expected to continue through June 30, 1998.

         The Company's independent auditors have included an explanatory paragraph in their report on the Company's June 30, 1997 financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that the funds available at June 30, 1997 combined with the revenues to be generated during fiscal year 1998, the potential capital to be raised from the exercise of Common Stock purchase warrants, and the ability to defer anticipated expenditures, if required, will provide for the Company to continue a a going concern. There can be no assurance, however, that any significant revenues will be generated during the 1998 fiscal year or that sufficient capital can be raised by the Company. In such event, the Company may cease to be a going concern and investors in the Common Stock may lose all of their investment.

Results of Operations

Fiscal year ended June 30, 1997:

         For the fiscal year ended June 30, 1997, the Company had a net loss of $3,120,712. Overall this loss reflects the continuing development stage activities of the Company. The Company's preferred stock provides for an annual cumulative dividend of $1.50 per share payable to the shareholders of record on February 1 and August 1 each year as declared by the Company's Board of Directors. The $4,364,007 loss applicable to common shares or $.21 loss per common share was derived by adding the $3,120,712 net loss and the $1,243,295 of cumulative preferred dividends earned for the year ending June 30, 1997, and dividing by the weighted average shares outstanding, of 20,984,381.

         Revenues for the period were $607,772, which increased $554,793 from last year, primarily reflecting the sales of the Business Express(TM) product line.

         Operating expenses for the fiscal year ended June 30,1997 were $3,742,961, representing a $1,212,166 or 47.9% increase over the prior year. The primary contributors to this increase were Cost of Sales, General and Administrative expense and Compensation, as detailed below.

         Cost of sales increased by $525,090 from nothing in the prior year, reflecting the first year of equipment sales. (The implied gross profit of $82,682 represents a margin of 13.6%). General and administrative expense of $2,040,163 increased sharply by $528,882 or 35.0% which reflects both a general increase in spending to support the expansion of operations as well as several non-operational factors. Specifically the major contributors to this increase were: Travel and lodging increased by a total of $66,393, which reflected significant marketing related travel as well as an increase in travel for the increased numbers of installations. Marketing promotions, mailings and trade show expenses increased $110,147. Advertising increased by $26,000, reflecting the need to increase product awareness in the marketplace. Professional and consultant fees increased by $86,770, reflecting increased legal, public relations and patent activity. Product development expense increased $119,852 primarily due to developmental costs for new customers. The balance of the increase includes temporary services, telephone, office expense, and postage.

         Compensation expense was $1,080,458, an increase of $177,060 or 19.6% over the previous year. This increase was primarily due to headcount increases in the sales function and to a lesser extent, operations.The cost of employee benefits also rose by $34,468.

         Depreciation expense of $97,250 increased by $25,234, which is attributable to the increased depreciable asset base.

Fiscal year ended June 30, 1996:

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

         At June 30, 1996, cash was $1,773,356 compared to $376,191 on June 30, 1995. Such increase reflects the net proceeds received by the Company in connection with a private placement offering that closed in June 1996 which raised net proceeds of $1,249,264. In addition, during fiscal year 1996, 3,686,000 1995 Warrants were exercised for aggregate proceeds to the Company of $1,105,800. At June 30, 1996, inventory was $426,391 compared to zero on June 30, 1995. Such inventory was purchased by the Company in connection with the marketing of its Credit Card Computer Express (TM) product (now known as the Public PC(TM). The increase of accounts payable and accrued expenses reflects the increased operating expenses incurred by the Company.

         General and administrative expense of $1,449,889 increased sharply by $751,289 or 10.7% which reflects both a general increase in spending to support the expansion of operations as well as several non-operational factors. Specifically the major contributors to this increase were (a) $187,122 increase in travel and lodging which was concentrated in the operations area and reflects the installation of the Company's control devices; (b) $103,355 increase in professional fees due to financial consultant and legal fees, including increased patent activity; (c) $93,888 increase in product development expense primarily due to the programming and configuration of the Company's newly completed C3X(TM); (d) $313,548 increase in consulting expenses of which $247,205 is a non-cash transaction attributable to the issuance of Common Stock in exchange for services rendered; and the balance of the increase which includes public relations and technical services. Telephone, office expense, and postage increased moderately.

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

         A provision for losses on equipment was charged to operations in the amount of $44,100 which represents the final charge for the discontinuance of the Golfers Oasis(TM) product line.

         Interest expense returned to normal levels with the elimination of the public offering interest cost reflected in the prior year.

Plan of Operations

         As of June 30, 1997, the Company had a total of 285 credit card activated control systems installed in the field as follows: Business Express(TM) 130, Copy Express(TM) 44, Debit Express(TM) 34, Public PC(TM) 54, Fax/Printer Express(TM) 23. Through June 30, 1997 the total license fee income received by the Company from these systems was $117,158.

         During the past year the Company has continued its new direction in product development. It has focused on products capable of generating new incremental revenue for equipment operators (ie, Business Express) as opposed to in the past simply providing a better method of payment (ie. Copy Express). The new direction is also reflected in the move toward the sale of the Company's proprietary equipment to operators rather than the revenue sharing arrangements employed to date. The Company still retains all rights to software and proprietary technology which it licenses to location operators for their exclusive use. However this shift in market approach reduces the Company's dependency on equipment revenue by providing a built in gross profit on the sale of the equipment, and simultaneously reduces the Company's capital asset requirements.

         Plans for the coming fiscal year include progressing from the developmental stage to an operating mode. The Company also intends to continue to focus on the sales and/or leasing of its Business Express(TM) business centers.

Liquidity and Capital Resources

         During the fiscal year ended June 30, 1997, the Company completed a number of equity transactions. Net proceeds of $394,688 were realized from the two Private Placement Offerings of Preferred Stock and $1,141,126 was realized from Common Stock transactions, principally the exercise of Common Stock purchase warrants. As of June 30, 1997 total working capital was $671,914, including cash on hand of $630,266.

         During the fiscal year ended June 30, 1997, net cash of $2,651,341 was used by operating activities, primarily compensation and general and administrative expenses. Consulting expense reflected $277,198 of a non-cash transaction attributable to the issuance of common stock in exchange for services rendered. Net cash of $17,855 was used by investing activities principally for the purchase of furniture. The net cash provided by financing activities of $1,526,107 was principally due to the net proceeds generated from the issuance of securities described in the prior paragraph.

         The Company's independent auditors have included an explanatory paragraph in their report on the Company's June 30, 1997 financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that the funds available at June 30, 1997 combined with the revenues and earnings to be generated during fiscal year 1998, the potential capital to be raised from the exercise of the Common Stock purchase warrants, and the ability to defer anticipated expenditures, if required, will provide for the Company to continue as a going concern through at least June 30, 1998. There can be no assurance, however, that any significant revenues and earnings will be generated during the 1998 fiscal year or that sufficient capital can be raised by the Company. In such event, the Company may cease to be a going concern or may have to reduce its operations or operating procedures. In such event, investors in the Common Stock may lose all of their investment.

         The Company anticipates that for the year ended June 30, 1998 there will be a negative cash flow from operations in excess of $1 million. The Company anticipates that the shortfall in cash flow will be supported by additional equity infusion from the exercise of the Common Stock purchase warrants, and, if needed, the ability to defer planned expenditures.


Commitment

         During October 1996, the Company entered into a lease for approximately 7,000 square feet in Wayne, Pennsylvania for a monthly rental of $5,000 plus utilities and operating expenses. The lease expires on October 15, 1999. A former property located at 1265 Drummers Lane, Wayne, PA, was vacated in October, 1996. The lease payment of approximately $5,000 per month ceased as of August 31, 1997.

         During August 1997, the Company entered into a commitment to acquire 500 control system equipment for $242,325. These amounts are expected to be paid from the existing cash resources plus funds generated by Common Stock warrant exercises.

Item 7. Financial Statements

                                                              Page
                                                              ----
Report of Independent Auditors                                 F-1

Balance Sheets                                                 F-2

Statements of Operations                                       F-3

Statement of Shareholders' Equity                              F-4

Statements of Cash Flows                                       F-9

Notes to Financial Statements                                  F-11

                         Report of Independent Auditors

To the Board of Directors and Shareholders
USA Technologies, Inc.

We have audited the accompanying balance sheets of USA Technologies, Inc. (A Development Stage Corporation) as of June 30, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 1997 and the period January 16, 1992 (inception) through June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Technologies, Inc. at June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1997 and for the period January 16, 1992 (inception) through June 30, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming USA Technologies, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations from its inception and its accumulated deficit through June 30, 1997, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


                                                         /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
August 14, 1997

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                                 Balance Sheets

                                                                                                         June 30
                                                                                               1997                   1996
                                                                                           ------------          ---------------
Assets
Current assets:
    Cash and cash equivalents                                                              $    630,266            $  1,773,356
    Accounts receivable less allowance for
       uncollectible accounts of $19,345                                                        127,318                    --
    Inventory                                                                                   378,318                 426,391
    Stock subscriptions receivable                                                               60,000                 106,350
    Prepaid expenses and deposits                                                                15,670                   3,614
                                                                                           ------------            ------------
Total current assets                                                                          1,211,572               2,309,711

Property and equipment, net                                                                     178,457                 235,214
Other assets                                                                                     20,250                  42,446
                                                                                           ------------            ------------
Total assets                                                                               $  1,410,279            $  2,587,371
                                                                                           ============            ============

Liabilities and shareholders' equity Current liabilities:
    Accounts payable                                                                       $    474,646            $    301,849
    Accrued expenses                                                                             46,742                  41,559
    Current obligations under capital leases                                                     18,270                   9,048
                                                                                           ------------            ------------
Total current liabilities                                                                       539,658                 352,456
Obligations under capital leases, less current portion                                           24,480                  21,209
Accrued rent                                                                                       --                    13,516
                                                                                           ------------            ------------
Total liabilities                                                                               564,138                 387,181

Shareholders' equity:
   Preferred Stock, no par value:
     Authorized shares - 1,200,000
     Series A Convertible issued and outstanding shares - 861,205 and 796,025 at June 30, 1997 and 1996, respectively (liquidation preference of $
       11,449,136
       at June 30, 1997)                                                                      7,024,811               6,776,132
   Common Stock, no par value:
     Authorized shares - 55,000,000
     Issued and outstanding shares - 29,969,934 and
       23,023,976 at June 30, 1997 and 1996, respectively                                     4,355,334               2,720,201
   Deficit accumulated during the development stage                                         (10,534,004)             (7,296,143)
                                                                                           ------------            ------------
Total shareholders' equity                                                                      846,141               2,200,190
                                                                                           ------------            ------------
Total liabilities and shareholders' equity                                                 $  1,410,279            $  2,587,371
                                                                                           ============            ============

See accompanying notes.

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                            Statements of Operations



                                                                                             January 16, 1992 (date
                                                                                              of inception) through
                                                           Year ended June 30                        June 30,
                                                        1997                  1996                     1997
                                               --------------------------------------------------------------------

Revenues:
    Equipment sales                                $    490,614            $       --              $    490,614
    License fees                                        117,158                  52,979                 180,816
                                                   ------------            ------------            ------------
Total revenues                                          607,772                  52,979                 671,430

Operating expenses:
    General and administrative                        2,040,163               1,511,281               5,258,688
    Compensation                                      1,080,458                 903,398               3,546,234
    Cost of sales                                       525,090                    --                   525,090
    Depreciation and amortization                        97,250                  72,016                 195,644
    Provision for losses on equipment                      --                    44,100                 400,715
    Costs incurred in connection with
       abandoned private placement                         --                      --                    50,000
                                                   ------------            ------------            ------------
Total operating expenses                              3,742,961               2,530,795               9,976,371
                                                   ------------            ------------            ------------
                                                     (3,135,189)             (2,477,816)             (9,304,941)

Other income (expense):
    Interest income                                      26,676                  31,868                  80,080
    Interest expense                                    (12,199)                 (5,749)               (138,810)
                                                   ------------            ------------            ------------
Total other income (expense)                             14,477                  26,119                 (58,730)
                                                   ------------            ------------            ------------
Net loss                                             (3,120,712)             (2,451,697)           $ (9,363,671)
                                                                                                   ============
Cumulative preferred dividends                       (1,243,295)               (954,300)
                                                   ------------            ------------
Loss applicable to common shares                   $ (4,364,007)           $ (3,405,997)
                                                   ============            ============

Loss per common share                              $       (.21)           $       (.23)
                                                   ============            ============

Weighted average number of common shares
outstanding                                          20,984,381              14,908,904
                                                   ============            ============

See accompanying notes

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                       Statements of Shareholders' Equity

                                                                                               Deficit
                                                            Series A                         Accumulated
                                                          Convertible                         During the
                                                           Preferred          Common         Development
                                                             Stock             Stock            Stage             Total
                                                      ----------------------------------------------------------------------

Balance, January 16, 1992, inception                      $      --         $      --       $      --       $      --
April 1992-10,500,000 shares of Common Stock at $.001
    per share                                                    --              10,500            --            10,500
May 1992-10,000 shares of Convertible Preferred Stock
    at $9.98 per share                                         99,800              --              --            99,800
June 1992-100,000 shares of Common Stock at $.001
    per share                                                    --                 100            --               100
Net loss                                                         --                --            (1,848)         (1,848)
                                                          -----------       -----------     -----------     -----------
Balance, June 30, 1992                                         99,800            10,600          (1,848)        108,552
September 1992-15,000 shares of Convertible Preferred
    Stock at $9.97 per share                                  149,550              --              --           149,550
September 1992-450,000 shares of Common Stock at
    at $.001 per share                                           --                 450            --               450
April 1993-400,000 shares of Common Stock at $.001
    per share                                                    --                 400            --               400
June 1993-695,000 shares of Common Stock at $.001
    per share                                                    --                 695            --               695
June 1993-142.2 units (142,200 shares, net of offering
    costs, of Convertible Preferred Stock at $9.97 per
    share and 4,266,000 shares of Common Stock at $.001
    per share)                                              1,266,439             3,815            --         1,270,254
Net loss                                                         --                --          (899,547)       (899,547)
                                                          -----------       -----------     -----------     -----------
Balance, June 30, 1993                                      1,515,789            15,960        (901,395)        630,354
September 1993-110,000 shares of Common Stock at
    $.001 per share                                              --                 110            --               110
February 1994-79,522 units (79,522 shares, net of
    offering costs, of Convertible Preferred Stock
    at $9.99 per share and 556,654 shares of Common
    Stock at $.001 per share)                                 624,824               438            --           625,262
March 1994-34,960 units (34,960 shares, net of
    offering costs, of Convertible Preferred Stock at $9.99
    per share and 244,720 shares of Common Stock at $.001
    per share)                                                288,591               202            --           288,793
June 1994-15,940 units (15,940 shares, net of offering
    costs, of Convertible Stock at $9.99 per share
    and 111,580 shares of Common Stock at $.001 per share      75,196                52            --            75,248
Net loss                                                         --                --        (1,244,117)     (1,244,117)
                                                          -----------       -----------     -----------     -----------
Balance, June 30, 1994                                      2,504,400            16,762      (2,145,512)        375,650

                                               - continued -

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                 Statements of Shareholders' Equity (continued)

                                                                                                      Deficit
                                                                  Series A                         Accumulated
                                                                 Convertible                         During the
                                                                 Preferred          Common         Development
                                                                   Stock             Stock            Stage             Total
                                                                ---------------------------------------------------------------
July 1994-5,092 units (5,092 shares, net of offering
  costs, of Convertible Preferred Stock at $9.99
  per share and 35,644 of Common Stock at $.001 per share)    $    37,248       $        26      $      --          $    37,274
August 1994-9,132 units (9,132 shares, net of
  offering costs, of Convertible Preferred Stock at $9.99
  per share and 63,924 of Common Stock at $.001 per share)         66,801                47             --               66,848
September 1994-4,935 units (4,935 shares, net of
  offering costs, of Convertible Preferred Stock at $9.99
  per share and 34,545 of Common Stock at $.001 per share)         36,098                25             --               36,123
October 1994-12,205 units (12,205 shares, net of at
  $9.99 per share offering costs, of Convertible
  Preferred Stock and 85,435 of Common Stock at $.001 per
  share)                                                           88,895                62             --               88,957
October 1994-cancellation of 900,000 shares of
  Common Stock                                                       --                --               --                 --
November 1994-11,478 units (11,478 shares net of
  offering costs, of Convertible Preferred Stock
  at $9.99 per share and 80,346 of Common Stock at
  $.001 per share)                                                 83,600                59             --               83,659
December 1994-16,430 units (16,430 shares, net of
  offering costs, of Convertible Preferred Stock
  at $9.99 per share and 115,010 of Common Stock at $.001
  per share)                                                      119,668                84             --              119,752
January 1995-12,225 units (12,225 shares, net of
  offering costs, of Convertible Preferred Stock at $9.99
  per share and 85,575 of Common Stock at $.001 per share)        102,244                71             --              102,315
February 1995-98,081 units (98,081 shares, net of
  offering costs, of Convertible Preferred Stock at $9.99
  per share and 686,567 of Common Stock at $.001 per share)       820,298               575             --              820,873
March 1995-cancellation of 1,100,000 shares of
  Common Stock                                                       --                --               --                 --
April 1995 - June 1995-issuance of 150,000 shares of
  Common Stock in exchange for consulting services                   --              99,750             --               99,750
June 1995-24.9 units (24,900 shares, net of offering
  costs, of Convertible Preferred Stock at $10 per share)         206,382              --               --              206,382
June 1995-issuance of options to purchase 10,000
  shares of Common Stock at $.25 per share in exchange for
  services                                                           --               2,600             --                2,600
June 1995-conversion of 1,000 shares of Convertible
  Preferred Stock to 10,000 shares of Common Stocks                (8,262)            8,262             --                 --
Net loss                                                             --                --         (1,645,750)        (1,645,750)
Common stock dividend to be distributed - 3 shares of Common Stock for each outstanding share of Convertible Preferred Stock on August 1, 1995
  (1,473,300 shares as of June 30, 1995)                             --             780,849         (780,849)              --
                                                                ---------           -------       ----------            -------
Balance, June 30, 1995                                          4,057,372           909,172       (4,572,111)           394,433

                                                 - continued -

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                 Statements of Shareholders' Equity (continued)

                                                                                               Deficit
                                                            Series A                         Accumulated
                                                          Convertible                         During the
                                                           Preferred          Common         Development
                                                             Stock             Stock            Stage                Total
                                                        -------------------------------------------------------------------

July 1995 - 145.1 units (145,100 shares, net of
    offering costs, of Convertible Preferred Stock        $ 1,441,185      $      --         $      --          $ 1,441,185
    at $10 per share)
July1995 - September 1995 - issuance of 100,000 shares of Common Stock in exchange for
    consulting services                                          --             50,000              --               50,000
July 1995 - Common Stock options exercised - 180,000
    shares at $.05 per share                                     --              9,000              --                9,000
August 1995 - Common stock dividend distributed -3
    shares of Common Stock for each outstanding
    share of Preferred Stock on August 1, 1995
    (435,300 shares)                                             --            230,709          (230,709)              --
October 1995 - Common Stock options exercised-100,000
    shares at $.05 per share                                     --              5,000              --                5,000
January 1996 - issuance of 30,000 shares of Common
    Stock in exchange for consulting services                    --             14,205              --               14,205
February 1996 - issuance of 50,000 shares of
    Convertible Preferred Stock at $4.00 per share            200,000             --                --              200,000
February 1996 - Common Stock warrants exercised-
    145,500 at $.40 per warrant                                  --             58,200              --               58,200
March 1996 - Common Stock warrants exercised-
    125,500 at $.40 per warrant                                  --             50,200              --               50,200
March 1996 - issuance of 300,000 shares of Common
    Stock in exchange for consulting services                    --            183,000              --              183,000
March 1996 - cancellation of 305,000 shares of
    Common Stock                                                 --               --                --                 --
April 1996 - Common Stock warrants exercised -
    264,000 at $.30 per warrant                                  --             79,200              --               79,200
May 1996 - Common Stock warrants exercised -
    381,000 at $.30 per warrant                                  --            114,300              --              114,300
Refund to warrant holders due to the reduction of
    the 1995 Common Stock warrant exercise price
    from $.40 per warrant to $.30 per warrant                    --            (27,100)             --              (27,100)
May 1996 - conversion of 20,175 shares of
    Convertible Preferred Stock to 201,750 shares of
    Common Stock                                             (171,689)         171,689              --                 --
May 1996 - conversion of $41,626 of cumulative
    preferred dividends into 41,626 shares of Common
    Stock at $1.00 per share                                     --             41,626           (41,626)              --
June 1996 - Common Stock warrants exercised -
    2,770,000 at $.30 per warrant                                --            831,000              --              831,000
June 1996 - 130 units (130,000 shares, net of
    offering costs, of Convertible Preferred Stock
    at $10 per share)                                       1,249,264             --                --            1,249,264
Net loss                                                         --               --          (2,451,697)        (2,451,697)
                                                          -----------      -----------       -----------        -----------
Balance, June 30, 1996                                      6,776,132        2,720,201        (7,296,143)         2,200,190

                                              - continued -

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                 Statements of Shareholders' Equity (continued)

                                                                                             Deficit
                                                          Series A                         Accumulated
                                                        Convertible                         During the
                                                         Preferred          Common         Development
                                                           Stock             Stock            Stage             Total
                                                       ----------------------------------------------------------------

October 1996 - issuance of 250,000 shares of Common
    Stock in exchange for consulting services             $   --          $117,500           $   --           $117,500
October 1996 - issuance of 15,000 shares of Common
    Stock in exchange for consulting services                 --             8,000               --              8,000
November 1996 - conversion of 2,030 shares of
    Convertible Preferred Stock to 20,300 shares of
    Common Stock                                           (17,275)         17,275               --               --
November 1996 - conversion of $4,868 of cumulative
    preferred dividends into 4,868 shares of Common
    Stock at $1.00 per share                                  --             4,868             (4,868)            --
December 1996 - Common Stock warrants exercised -
    2,345,000 at $.20 per warrant                             --           469,000               --            469,000
January 1997 - issuance of 7,750 shares of
    Convertible Preferred Stock at $10.00 per share         77,500            --                 --             77,500
January 1997 - Common Stock warrants exercised -
    724,000 at $.20 per warrant, net of offering
    costs                                                     --            90,795               --             90,795
January 1997 - conversion of 2,450 shares of
    Convertible Preferred Stock to 24,500 shares of
    Common Stock                                           (20,850)         20,850               --               --
January 1997 - conversion of $11,513 of cumulative
    preferred dividends into 11,513 shares of Common
    Stock at $1.00 per share                                  --            11,513            (11,513)            --
February 1997 - issuance of 1,600 shares of
    Convertible Preferred Stock at $10.00 per share,
    net of offering costs                                   16,000            --                 --             16,000
February 1997 - Common Stock warrants exercised -
    25,000 at $.20 per warrant, net of offering costs         --             3,071               --              3,071
February 1997 - conversion of 250 shares of
    Convertible Preferred Stock to 2,500 shares of
    Common Stock                                            (2,128)          2,128               --               --
February 1997 - conversion of $1,500 of cumulative
    preferred dividends into 1,500 shares of Common
    Stock at $1.00 per share                                  --             1,500             (1,500)            --
March 1997 - issuance of 160,000 shares of Common
    Stock in exchange for consulting services                 --            57,200               --             57,200
March 1997 - Common Stock warrants exercised -
    108,000 at $.20 per warrant, net of offering              --            13,242               --             13,242
    costs
March 1997 - conversion of 3,390 shares of
    Convertible Preferred Stock to 33,900 shares of
    Common Stock                                           (28,849)         28,849               --               --
March 1997 - conversion of $10,170 of cumulative
    preferred dividends into 10,170 shares of Common
    Stock at $1.00 per share                                  --            10,170            (10,170)            --
April 1997 - 1.2 units (2,400 shares of Convertible
    Preferred Stock at $10,000 per unit, net of
    offering costs)                                         10,835            --                 --             10,835
April 1997 - conversion of 6,800 shares of
    Convertible Preferred Stock to 81,600 shares of
    Common Stock                                           (58,004)         58,004               --               --

                                                   - continued -

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                 Statements of Shareholders' Equity (continued)

                                                                                             Deficit
                                                           Series A                        Accumulated
                                                         Convertible                        During the
                                                          Preferred         Common         Development
                                                            Stock            Stock            Stage              Total
                                                       -------------------------------------------------------------------

April 1997 - conversion of $37,875 of
    cumulative preferred dividends into 45,633
    shares of Common Stock at $.83 per share            $       --       $     37,874       $    (37,874)     $       --
April 1997- issuance of 40,000 shares of Common
    Stock in exchange for consulting services                   --             12,349               --              12,349
May 1997 - 24.7 units (49,400 shares of Convertible
    Preferred Stock at $10,000 per unit, net of
    offering costs)                                          223,034             --                 --             223,034
May 1997 - conversion of 350 shares of Convertible
    Preferred Stock to 4,200 shares of Common Stock           (2,986)           2,986               --                --
May 1997 - conversion of $11,625 of cumulative
    preferred dividends into 11,763 shares of Common
    Stock at $.83 and $1.00 per share                           --             11,625            (11,625)             --
May 1997 - issuance of 40,000 shares of Common Stock
    in exchange for consulting services                         --             14,143               --              14,143
June 1997 - 14.1 units (28,200 shares of Convertible
    Preferred Stock at $10,000 per unit, net of
    offering costs)                                          127,319             --                 --             127,319
June 1997 - conversion of 8,900 shares of
    Convertible Preferred Stock to 106,800 shares of         (75,917)          75,917               --                --
    Common Stock
June1997 - conversion of $39,599 of cumulative
    preferred dividends into 47,711 shares of Common
    Stock at $.83 per share                                     --             39,599            (39,599)             --
June 1997 - issuance of 182,000 shares of Common
    Stock in exchange for consulting services                   --             68,006               --              68,006
June 1997 - Common Stock options exercised - 150,000
    at $.05 per share                                           --              7,500               --               7,500
June 1997 - issuance of Common Stock, net of
    offering costs                                              --            451,169               --             451,169
Net loss                                                        --               --           (3,120,712)       (3,120,712)
                                                        ------------     ------------       ------------      ------------
Balance, June 30, 1997                                  $  7,024,811     $  4,355,334       $(10,534,004)     $    846,141
                                                        ============     ============       ============      ============

See accompanying notes.

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                            Statements of Cash Flows

                                                                                                          January 16, 1992
                                                                                                         (date of inception)
                                                                         Year ended June 30                through June 30,
                                                                      1997                1996                   1997
                                                                  ------------        --------------      ------------------

Operating activities
Net loss                                                         $(3,120,712)           $(2,451,697)           $(9,363,671)
Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation and amortization                                  97,250                 72,016                195,644
       Provision for losses on equipment                                --                   44,100                383,756
       Compensation charges incurred in
          connection with the issuance of Common
          Stock and Common Stock options                             277,198                247,205                626,753
       Changes in operating assets and liabilities:
          Accounts receivable                                       (127,318)                  --                 (127,318)
          Inventory                                                   48,073               (426,391)              (378,318)
          Prepaid expenses, deposits, and other assets                 9,702                (38,746)               (43,693)
          Accounts payable                                           172,797                150,252                574,918
          Accrued expenses                                            (8,332)                10,723                 (2,529)
                                                                 -----------            -----------            -----------

Net cash used in operating activities                             (2,651,342)            (2,392,538)            (8,134,458)

Investing activities
Purchase of property and equipment                                   (17,855)              (112,443)              (740,960)
Proceeds from sale of property and equipment                            --                    3,539                  3,539
                                                                 -----------            -----------            -----------
Net cash used in investing activities                                (17,855)              (108,904)              (737,421)

Financing activities
Net proceeds from issuance of Common Stock                         1,141,126              1,013,450              2,172,287
Net proceeds from issuance of Convertible                               --                     --                7,350,771
    Preferred Stock                                                  394,688              2,940,449                   --
Change in accounts payable and accrued expenses
    relating to the private placement offering                          --                  (42,218)                  --
Repayment of principal on capital lease
    obligations                                                       (9,707)                (8,908)               (18,615)
Repayment of note payable, net                                          --                   (4,166)                (2,298)
                                                                 -----------            -----------            -----------
Net cash provided by financing activities                          1,526,107              3,898,607              9,502,145
                                                                 -----------            -----------            -----------

Net (decrease) increase in cash and cash equivalents              (1,143,090)             1,397,165                630,266
Cash and cash equivalents at beginning of period                   1,773,356                376,191                   --
                                                                 -----------            -----------            -----------
Cash and cash equivalents at end of period                       $   630,266            $ 1,773,356            $   630,266
                                                                 ===========            ===========            ===========


                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                      Statements of Cash Flows (continued)


                                                                                                          January 16, 1992
                                                                                                        (date of inception)
                                                                     Year ended June 30                   through June 30,
                                                                  1997               1996                       1997
                                                          ---------------         ----------------      -------------------

Supplemental disclosure of cash flow information

Cash paid during the year for interest                     $       10,549           $         --             $  103,032
                                                           ==============           ==============           ==========

Conversion of Convertible Preferred Stock to
    Common Stock                                           $      206,009           $      171,689           $  385,960
                                                           ==============           ==============           ==========

Conversion of Cumulative Preferred Dividends to
    Common Stock                                           $      117,149           $       41,626           $  158,775
                                                           ==============           ==============           ==========

Common stock dividend                                      $         --             $      230,709           $1,011,558
                                                           ==============           ==============           ==========

Capital lease obligations incurred                         $       22,200           $       34,338
                                                           ==============           ==============

Stock subscription receivable                              $       60,000           $      106,350
                                                           ==============           ==============


See accompanying notes.

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                          Notes to Financial Statements

                                  June 30, 1997

1. Business

USA Technologies, Inc. a Pennsylvania corporation (the "Company"), was incorporated on January 16, 1992. The Company changed its name from USA Entertainment Center, Inc. to USA Technologies, Inc. on June 7, 1995 to more accurately reflect the nature of its business. The Company is in the development stage and is an owner and licensor of unattended, credit card activated control systems for use in connection with copying machines, debit card purchase/revalue stations, facsimile machines, personal computers and computer printers. During September 1996, the Company commenced offering its control systems under the name Business Express(TM). Substantially all of the Company's activities to date have been devoted to raising capital, developing markets, and starting up operations. The Company's customers are located in the United States and Canada and are comprised of hotels, retail locations, university libraries, and public libraries. The Company generates its revenues by the sale of equipment utilizing its control systems and retaining a percentage of the gross licensing fees generated by the control systems, plus a monthly administrative service fee.

2. Accounting Policies

Basis of Financial Statement Presentation

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has been in the development stage since its inception in 1992 and has incurred substantial losses of $2.4 million in 1996, $3.1 million in 1997 and cumulative losses from its inception through June 30, 1997 amounting to $9.4 million. Losses have continued through August 1997. The Company's ability to meet its future obligations is dependent upon the success of its products in the marketplace and its ability to raise capital until the Company's products can generate sufficient operating revenues. These factors raise doubt about the Company's ability to continue as a going concern. Management believes that actions presently being taken will provide for the Company to continue as a going concern. Such actions include the generation of revenues from operations, raising capital from the exercise of Common Stock purchase warrants, and/or the deferral of anticipated expenditures in order to satisfactorily meet its obligations.

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

Cash Equivalents

Cash equivalents represents all highly liquid investments with original maturities of three months or less. At June 30, 1997 cash equivalents were comprised of a money market fund and certificate of deposit.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over three to seven years for financial statement purposes and accelerated methods for income tax reporting purposes.

Revenue Recognition

Revenue from the sale of equipment is recognized upon installation and customer acceptance of the related equipment. License fee revenue is recognized upon the usage of the Company's credit card activated control systems.

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)


2. Accounting Policies (continued)

Research and Development

Research and development costs are charged to operations as incurred. Such research and development costs amounted to approximately $344,000 and $224,000 for the years ended June 30, 1997 and 1996, respectively, and approximately $737,000 for the period January 16, 1992 (date of inception) to June 30, 1997. These costs are reflected in general and administrative and compensation in the accompanying financial statements.

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

Accounting for Stock Options

Statement of Financial Accounting Standards No. 123 (FASB 123), "Accounting for Stock-Based Compensation" is effective for fiscal years beginning after December 15, 1995. FASB 123 provides companies with a choice to follow the provisions of FASB 123 in determination of stock-based compensation expense or to continue with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company has elected to follow the provisions of APB 25. Under APB 25, because the exercise price of the Company's stock options equals or exceeds the market price of the underlying Common Stock on the date of grant, no compensation expense is recognized. The effect of applying FASB 123 to the Company's stock-based awards results in net loss and net loss per common share that are not materially different from amounts reported and, accordingly, the FASB 123 pro forma disclosures have not been provided.

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)


2. Accounting Policies (continued)

Loss Per Common Share

Loss per common share is calculated based on the weighted average number of common shares outstanding during the year, including the weighted average impact of the 2,500,000 common shares held in escrow in connection with the June 1997 Placement (Note 9). No exercise of stock options, purchase rights, stock purchase warrants, or the conversion of preferred stock and cumulative preferred dividends was assumed because the assumed exercise of these securities would be antidilutive. The President's 4,365,000 common shares held in escrow (Note 11) are not considered outstanding for purposes of calculating the loss per common share for all periods presented.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No, 128 on the calculation of the Company's primary and fully diluted earnings per share is not expected to be material.

3. Property and Equipment

Property and equipment consist of the following:

                                                           June 30
                                                   1997                1996
                                              --------------      --------------

Control systems                               $      269,590      $      261,387
Furniture and equipment                               73,437              55,582
Vehicles                                              10,259              10,259
                                              --------------      --------------
                                                     353,286             327,228
Less accumulated depreciation                        174,829              92,014
                                              --------------      --------------
                                              $      178,457      $      235,214
                                              ==============      ==============

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)


4. Accrued Expenses

Accrued expenses consist of the following:

                                                           June 30
                                                   1997               1996
                                              --------------      --------------

Accrued rent                                   $    10,341        $    34,104
Accrued other                                       36,401              7,455
                                              --------------      --------------
                                               $    46,742        $    41,559
                                              ==============      ==============

5. Related Party Transactions

At June 30, 1997 and 1996, approximately $27,000 and $14,000, respectively, of the Company's accounts payable are due to several shareholders for various legal and technical services performed.

During July 1996, the Company formalized certain agreements with two Directors of the Company who performed consulting services during fiscal year 1996. During the year ended June 30, 1996, $98,600 was paid for such services performed.

6. Commitments

The Company conducts its operations from various facilities under operating leases. Rental expense under such arrangements was approximately $94,000 and $69,000, respectively, during the years ended June 30, 1997 and 1996 and $327,000 for the period January 16, 1992 (date of inception) to June 30, 1997.

During the years ended June 30, 1997 and 1996, the Company entered into agreements to lease $22,200 and $34,400, respectively, of computer equipment which has been accounted for as capital leases. This computer equipment is included in control systems at June 30, 1997 and 1996. Lease amortization of $17,600 and $5,700 is included in depreciation expense for the year ended June 30, 1997 and 1996, respectively.

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)

6. Commitments (continued)

Future minimum lease payments subsequent to June 30, 1997 under capital and noncancelable operating leases are as follows:

                                                                    Capital         Operating
                                                                    Leases            Leases
                                                               -----------------------------------

1998                                                             $     26,055      $     95,000
1999                                                                   26,055            75,000
2000                                                                    1,717            28,000
2001                                                                        -             3,000
                                                                 -------------     ------------
Total minimum lease payments                                           53,827      $    201,000
                                                                                   ============
Less amount representing interest (25% per annum)                      11,077
                                                                 ------------
Present value of net minimum lease payments                            42,750
Less current obligation under capital leases                           18,270
                                                                 ------------
Obligation under capital leases, less current portion            $     24,480
                                                                 ============

During August 1997, the Company entered into an agreement with a vendor whereby the Company committed to acquire 500 control systems for $242,325. The control systems are anticipated for delivery by the Company throughout fiscal year 1998.

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)

7. Income Taxes

At June 30, 1997 and 1996, the Company had net tax operating loss carryforwards of approximately $8,181,000 and $5,176,000, respectively, to offset future taxable income expiring through 2012. At June 30, 1997 and 1996, the Company recorded a deferred tax asset of $3,402,000 and $2,537,000, respectively, which were reduced by a valuation allowance of the same amount as the realization of these deferred tax assets are not certain. The deferred tax assets arose primarily from the use of different accounting methods for financial statement and income tax reporting purposes as follows:

                                                                         June 30
                                                               1997                 1996
                                                           -----------            -----------
Deferred tax asset:
         Net operating loss carryforwards                  $ 3,081,000            $ 2,174,000
         Deferred research and development costs               226,000                159,000
         Deferred pre-operating costs                           84,000                158,000
         Other temporary differences                            20,000                 64,000
                                                           -----------            -----------
                                                             3,411,000              2,555,000
Deferred tax liabilities:
         Depreciation                                           (9,000)               (18,000)
                                                           -----------            -----------
Deferred tax asset, net                                      3,402,000              2,537,000
Valuation allowance                                         (3,402,000)            (2,537,000)
                                                           ===========            ===========
                                                           $        --            $        --
                                                           ===========            ===========

As of June 30, 1993, the timing and manner in which the Company can utilize operating loss carryforwards and future tax deductions for capitalized items in any year was limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. The Company believes that such limitation will have an impact on the ultimate realization of its carryforwards and future tax deductions (generated through June 30, 1993). Cumulative losses generated for income tax purposes after June 30, 1993 through June 30, 1997, may be subject to similar limitation.

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)

8. Preferred Stock

The Preferred Stock authorized may be issued from time to time in one or more series, each series with such rights, preferences or restrictions as determined by the Board of Directors. Each share of Series A Preferred Stock shall have the right to ten votes and is convertible at any time into ten shares of Common Stock (each share of Common Stock entitles the holder to one voting right). (For the period from March 24, 1997 to December 31, 1997, each share of Series A Preferred Stock is convertible into twelve shares of Common Stock). Series A Convertible Preferred Stock provides for an annual cumulative dividend of $1.50 per share payable to the shareholders of record on February 1 and August 1 of each year. Cumulative unpaid dividends at June 30, 1997 and 1996 amounted to $2,837,086 and $1,758,490, respectively. Cumulative unpaid dividends are convertible into common shares at $1.00 per common share at the option of the shareholder. (For the period from March 24, 1997 to December 31, 1997, the cumulative unpaid dividends are convertible into common shares at $.83 per common share). During the years ended June 30, 1997 and 1996, certain holders of the Preferred Stock converted 24,170 and 20,175 shares, respectively, into 273,800 and 201,750 shares of Common Stock, respectively. Certain of these shareholders also converted cumulative preferred dividends of $117,149 and $41,626, respectively, into 133,158 and 41,626 shares of Common Stock at June 30, 1997 and 1996, respectively. The Series A Preferred Stock may be called for redemption at the option of the Board of Directors at any time on and after January 1, 1998 for a price of $11.00 per share plus payment of all accrued and unpaid dividends. In the event of any liquidation, the holders of shares of Series A Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders.

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)

9. Common Stock Transactions

The following is a summary of significant equity transactions:

o On June 23, 1997, the Company closed on a private placement offering of Convertible Debentures (the Placement) resulting in net proceeds to the Company of $451,169 ($500,000 less offering costs of $48,831). The Placement was issued pursuant to Regulation S of the Securities Act of 1933 to five qualified purchasers, as defined, (Purchasers). The Placement is convertible by the Purchasers into Common Stock at any time after 45 days from issuance (August 7, 1997) and through the Placement's maturity of June 1, 2002 at the option of the Purchaser. The Company has the right to redeem the unconverted portion of the Placement at any time after June 23, 1998 through June 1, 2002. The conversion or redemption rate (hereinafter referred to as conversion rate) is equal to the lesser of 100% of the average closing bid price of the Common Stock for the five trading days immediately preceding June 23, 1997, or 65% of the average closing bid price of the Common Stock for the five trading days immediately preceding the date prior to the conversion or redemption date. Upon maturity (unless converted or redeemed prior thereto), the Placement would be automatically converted into shares of Common Stock at the conversion rate. As the terms and intent of the Placement were to raise equity for the Company through the issuance of Common Stock, and the terms of the Placement do not provide for the repayment of principal in cash, the substance of the Placement is that of an equity transaction and, accordingly, the net proceeds have been reflected as Common Stock in the accompanying financial statements.

     As a requirement to the closure of the Placement, the Company placed an aggregate of 2,500,000 shares of Common Stock in escrow to ensure such shares would be available upon conversion of the Placement by the Purchasers. As the 2,500,000 shares held in escrow were legally issued and outstanding at June 30, 1997, such shares are included in the common shares issued and outstanding in the accompanying balance sheet. Upon conversion by the Purchasers, the Placement and escrow shares will be canceled and the appropriate number of shares of Common Stock will be issued to the Purchasers. During August 1997, $375,000 of the Placement was converted (at varying prices) into 1,377,949 of common shares, and the escrowed shares were reduced to 625,000.

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)

9. Common Stock Transactions (continued)

     Certain affiliates of the placement agent were issued non-detachable Common Stock purchase warrants, exercisable immediately, to purchase up to 2,000,000 shares of the Company's Common Stock at $.20 per warrant at any time through June 22, 2002. No warrants were exercised at June 30, 1997.

o During March 1997, the Company's Board of Directors authorized a $1,100,000 private placement offering of 110 units at a unit price of $10,000. Each unit included 2,000 shares of Convertible Preferred Stock and 40,000 1997 Common Stock warrants at an exercise price of $.20 through August 31, 1997 and $.40 thereafter for five years after the termination of the offering. During June 1997, the Company's Board of Directors authorized the reduction of this offering to a maximum of 40 units at an aggregate sales price of $400,000. As of June 30, 1997, 40 units were sold, generating net proceeds of $361,189 ($400,000 less offering costs of $38,811). The subscriptions receivable of $60,000 as of June 30, 1997, recorded in connection with this offering, were received in August, 1997. The Company terminated this offering on July 3, 1997. At June 30, 1997, all 1,600,000 1997 Common Stock purchase warrants are outstanding.

o During March 1997, the Company's Shareholders approved an increase in the number of the Company's authorized common stock shares to 55,000,000; an increase in the number of designated shares of Series A Convertible Preferred Stock to 1,200,000; an increase in the number of shares of Common Stock into which each share of Series A Preferred Stock may be exchanged, from 10 to 12, for the period from March 24, 1997 to December 31, 1997; and a decrease in the price at which accrued but unpaid dividends on Series A Preferred Stock may be exchanged for shares of Common Stock, from $1.00 to $.83, for the period from March 24, 1997 to December 31, 1997.

o During November 1996, the Company's Board of Directors authorized a $200,000 private placement offering 20 units at a price of $10,000. Each unit included 1,000 shares of Series A Convertible Preferred Stock and 40,000 1996-B Common Stock purchase warrants at an exercise price of $0.20 per share through August 31, 1997 and $0.30 per share through February 28, 2002. The offering closed during February 1997 resulting in the sale of
     93.5 units generating proceeds of $93,500. At June 30, 1997, the 374,000 1996-B Common Stock purchase warrants are outstanding.

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)

9. Common Stock Transactions (continued)

o During April 1996, the Company's Board of Directors authorized a $1,300,000 private placement offering of 130 units at a unit price of $10,000 and each unit included 40,000 1996 Common Stock purchase warrants and 1,000 shares of Series A Convertible Preferred Stock. As of June 30, 1996, all 130 units were sold, generating net proceeds of $1,249,264 ($1,300,000 less offering costs of $50,736). The 5,200,000 1996 warrants issued are exercisable at any time on or before May 31, 2001, unless such date is extended by the Company. Each warrant entitles the holder to purchase one share of Common Stock for $.40 through December 31, 1996 and for $.50 at any time thereafter through May 31, 2001. During November 1996, the exercise price of the 1996 warrants was reduced by the Company from $.40 to $.20 during the period November 1, 1996 through February 28, 1997, after which the exercise price will increase to $.50 (Note 12). During the year ended June 30, 1997, 3,202,000 warrants were exercised at $.20 per warrant generating gross proceeds of $640,400. At June 30, 1997, there are 1,998,000 1996
     Common Stock purchase warrants outstanding.

o During 1995, the Company issued Common Stock purchase warrants (the 1995 warrants) which are exercisable at any time on or before January 31, 2001, unless such date is extended by the Company. Each 1995 warrant entitles the holder to purchase one share of Common Stock for $.50. The exercise price of the 1995 warrants may be reduced by the Company at any time, or from time to time (Note 12). At June 30, 1997, the Company had 1,414,000 of 1995 Common Stock purchase warrants outstanding.

o The Company has outstanding 157,300 Common Stock purchase rights at $1.00 per share which are exercisable through 1998.

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)

10. Stock Options

The Company's Board of Directors has granted options to employees and consultants to purchase shares of Common Stock at or above fair market value. All options granted have 5 year terms and vest and become fully exercisable on the schedule established by the contract which granted the option. During November 1996 and June 1997, the Company's Board of Directors authorized the reduction in the exercise price of 650,000 options from $.65 to $.45 per share. These shares were previously issued during the periods March 1996 through November 1996. The new exercise price of these options was equal to or greater than the fair market value of the Common Stock on the date of such reduction.

The following table summarizes all stock option activity:



                                                                    Exercise
                                        Common Shares Under           Price
                                          Options Granted           Per Share
                                          ---------------           ---------

Balance at June 30, 1993                                -         $         -
    Granted                                       875,000         $       .25
                                               ----------
Balance at June 30, 1994                          875,000
    Canceled                                     (100,000)        $       .25
    Granted                                     2,290,000         $   .05-.25
                                               ----------
Balance at June 30, 1995                        3,065,000
    Granted                                       550,000         $       .65
    Exercised                                    (280,000)        $       .05
                                               ----------
Balance at June 30, 1996                        3,335,000         $   .05-.65
    Granted                                       815,000         $   .25-.65
    Exercised                                    (150,000)        $       .05
    Canceled                                      (29,000)        $       .45
                                               ----------
Balance at June 30, 1997                        3,971,000         $   .05-.50
                                               ==========

At June 30, 1997, 3,196,000 of these options were exercisable.

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)

11. Escrow and Cancellation Arrangements

At the request of the Pennsylvania Securities Commission, all of the executive officers and directors of the Company serving at the commencement of the initial public offering of the Company agreed to place in escrow 8,395,000 shares, as adjusted, beneficially owned by them until December 29, 1996. Under certain circumstances as outlined by the Pennsylvania Securities Commission, the President's shares may be held in escrow for an additional period of time, but not later than June 30, 1998. Any additional shares acquired by the executive officers and directors will also be held in escrow. The executive officers and directors have agreed not to sell, pledge, or transfer, directly or indirectly, any of the Common Stock held in escrow or any options to acquire stock they may own. Additionally, the President of the Company has agreed that his 4,365,000 escrowed common shares would be canceled by the Company and would no longer be issued and outstanding unless certain performance measures as specified by the Commission are achieved by June 30, 1998. If the performance measures are achieved, the common shares released from escrow will result in a compensatory charge to the Company's operations. The charge will be based on the fair value of the Company's common shares on the date the shares are released from escrow. During the years ended June 30, 1997 and 1996, there was no such charge to operations. The 4,365,000 shares of Common Stock held by the President are not considered outstanding for purposes of calculating the loss per common share for all periods presented.

12. Events (Unaudited) Subsequent to the Date of the Report of Independent Auditors


During the first quarter of 1998, 1,489,200 and 224,000 of 1997 and 1996-B Common Stock warrants, respectively, were exercised at $.20 per warrant generating total gross proceeds to the Company of $342,640.

During the first quarter of 1998, certain holders of the Company's Preferred Stock converted 216,910 shares into 2,602,920 shares of Common Stock. Certain of these shareholders also converted cumulative preferred dividends of $518,026 into 624,128 shares of Common Stock.

During September 1997, the Company's Board of Directors reduced the exercise price of the 1995 Common Stock Purchase Warrants and the 1996 Common Stock Purchase Warrants from $.50 to $.25 through October 31, 1997. Thereafter the exercise price will be $.50. Further, the reduced $.20 exercise price of the 1996-B Common Stock Warrants and the 1997 Common Stock Warrants was extended through September 30, 1997. Thereafter the exercise price will be $.50.

During September 1997, an additional $55,000 of the Placement (Note 9) was converted into 190,575 shares of the Company's Common Stock.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

                                   PART III

Item 9.  Directors and Executive Officers of the Registrant

                                   MANAGEMENT

Directors and Executive Officers

         The Directors and executive officers of the Company, together with their ages and business backgrounds are as follows.


         Name                      Age          Position(s) Held
         ----                      ---          ----------------


George R. Jensen, Jr.              48           President, Chief Executive
                                                Officer, Chairman of the
                                                Board of Directors
Stephen P. Herbert                 34           Executive Vice President - Sales
                                                and Marketing, Director
Haven Brock Kolls, Jr.             31           Vice President - Research and
                                                Development
Keith L. Sterling                  45           Executive Vice President -
                                                Operations, Secretary, Director
Leland P. Maxwell                  50           Senior Vice President, Chief
                                                Financial Officer, Treasurer
                                                Director
Peter G. Kapourelos                77           Director
William W. Sellers                 76           Director
Henry B. duPont Smith              36           Director
William L. Van Alen, Jr.           64           Director


         Each Director holds office until the next Annual Meeting of Shareholders and until his successor has been elected and qualified.

         George R. Jensen, Jr., has been the President, Chief Executive Officer, and Director of the Company since January 1992. Mr. Jensen is the founder, and was Chairman, Director, and Chief Executive Officer of American Film Technologies, Inc. ("AFT") from 1985 until 1992. AFT was in the business of creating color imaged versions of black-and-white films. From 1979 to 1985, Mr. Jensen was Chief Executive Officer and President of International Film Productions, Inc. Mr. Jensen was the Executive Producer of the twelve hour miniseries, "A.D.", a $35 million dollar production filmed in Tunisia. Procter and Gamble, Inc., the primary source of funds, co-produced and sponsored the epic, which aired in March 1985 for five consecutive nights on the NBC network. Mr. Jensen was also the Executive Producer for the 1983 special for public television, " A Tribute to Princess Grace". From 1971 to 1978, Mr. Jensen was a securities broker, primarily for the firm of Smith Barney, Harris Upham. Mr. Jensen was chosen 1989 Entrepreneur of the Year in the high technology category for the Philadelphia, Pennsylvania area by Ernst & Young LLP and Inc. Magazine. Mr. Jensen received his Bachelor of Science Degree from the University of Tennessee and is a graduate of the Advanced Management Program at the Wharton School of the University of Pennsylvania.


         Stephen P. Herbert was elected a Director of the Company in April 1996, and joined the Company on a full-time basis on May 6, 1996. Prior to joining the Company and since 1986, Mr. Herbert had been employed by Pepsi-Cola, the beverage division of PepsiCo, Inc. From 1994 to April 1996, Mr. Herbert was a Manager of Market Strategy. In such position he was responsible for directing development of market strategy for the vending channel and subsequently the supermarket channel for Pepsi-Cola in North America. Prior thereto, Mr. Herbert held various sales and management positions with Pepsi-Cola. Mr. Herbert graduated with a Bachelor of Science degree from Louisiana State University.

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

         Keith L. Sterling joined the Company on a full-time basis as Executive Vice President-Operations and Secretary on July 1, 1993 and was elected to the Board of Directors on May 12, 1995. On December 1, 1996, Mr. Sterling was appointed Chief Financial Officer and Treasurer on an interim basis through February 24, 1997. Mr. Sterling is part owner, and from October 1987 to July 1, 1993, was the Chief Executive Officer of Radnor Commonwealth Equities, Inc., a Washington, D.C. asset-based investment/consulting firm. He co-founded that firm in 1987. From 1980 to 1987, Mr Sterling held various positions with MHB Companies, Inc., a national investment-development company headquartered in Houston, Texas, including Executive Vice President. Mr. Sterling graduated with a Bachelor of Science degree in Economics from Susquehanna University.



         Leland P. Maxwell joined the Company on a full-time basis on February 24, 1997 as Chief Financial Officer, Senior Vice President and Treasurer. Prior to joining the Company, Mr. Maxwell was the corporate controller for Klearfold, Inc., a privately-held manufacturer of specialty consumer packaging. From 1992 to 1996, Mr. Maxwell was the regional controller for Jefferson Smurfit/Container Corporation of America, a plastic packaging manufacturer, and from 1986 to 1992 was the divisional accounting manager. Prior thereto, he held financial positions with Safeguard Business Systems and Smithkline-Beecham. Mr. Maxwell received a Bachelor of Arts degree in History from Williams College and a Master of Business Administration-Finance from The Wharton School of the University of Pennsylvania. Mr. Maxwell is a Certified Public Accountant.

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

         William W. Sellers joined the Board of Directors of the Company in May 1993. Mr. Sellers founded The Sellers Company in 1949 which has been nationally recognized as the leader in the design and manufacture of state-of-the-art equipment for the paving industry. Mr. Sellers has been awarded five United States patents and several Canadian patents pertaining to this equipment. The Sellers Company was sold to Mechtron International in 1985. Mr. Sellers is Chairman of the Board of Sellers Process Equipment Company which sells products and systems to the food and other industries. Mr. Sellers is actively involved in his community. Mr. Sellers received his undergraduate degree from the University of Pennsylvania.

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


         William L. Van Alen, Jr., joined the Board of Directors of the Company in May 1993. Mr. Van Alen is President of Cornerstone Entertainment, Inc., an organization engaged in the production of feature films of which he was a founder in 1985. Since 1996, Mr. Van Alen has been President and a Director of The Noah Fund, a publicly traded mutual fund. Prior to 1985, Mr. Van Alen practiced law in Pennsylvania for twenty-two years. Mr. Van Alen received his undergraduate degree in Economics from the University of Pennsylvania and his law degree from Villanova Law School.

Item 10. Executive Compensation

         The following table sets forth certain information with respect to compensation paid or accrued by the Company during the fiscal years ended June 30, 1995, June 30, 1996 and June 30, 1997 to the individual acting in the capacity of Chief Executive Officer of the Company. No individual who was serving as an executive officer of the Company at the end of the fiscal years ended June 30, 1995, June 30, 1996 or June 30, 1997 received salary and bonus in excess of $100,000 in any such fiscal year.

                           Summary Compensation Table

                                    Fiscal
Name and Principal Position          Year       Annual Compensation
---------------------------         ------      -------------------------
                                                Salary              Bonus
                                                ------              -----
George R. Jensen, Jr.,               1997       $100,000            $0
Chief Executive Officer,             1996       $90,000             $0
President                            1995       $90,000             $0


Executive Employment Agreements

         The Company has entered into an employment agreement with Mr. Jensen which expires June 30, 1998. The Agreement is automatically renewed from year to year unless canceled by Mr. Jensen or the Company. The agreement provides for an annual base salary of $100,000 per year. Mr. Jensen is entitled to receive such bonus or bonuses as may be awarded to him by the Board of Directors. In determining whether to pay such a bonus, the Board would use its subjective discretion. The Agreement requires Mr. Jensen to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the Agreement and for a period of one year thereafter.

         The Company has entered into a one-year employment agreement with Mr. Herbert which expires on April 30, 1998. The agreement is automatically renewed from year to year thereafter unless canceled by Mr. Herbert or the Company. The Agreement provides for an annual base salary of $90,000 per year, provided, that Mr. Herbert's base salary shall never be less than ninety percent of that of the Chief Executive Officer of the Company. Mr. Herbert is entitled to receive such bonus or bonuses as the Board of Directors may award to him. The Agreement requires Mr. Herbert to devote his full time and attention to the business and affairs of the Company and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter.

         Mr. Sterling has entered into a one-year employment agreement with the Company which expires on June 30, 1998. The agreement is automatically renewed from year to year thereafter unless cancelled by Mr. Sterling or the Company. The Agreement provides for an annual base salary of $90,000 per year and provides that Mr Sterling is entitled to receive such bonus or bonuses as the Board of Directors may award to him. The agreement requires Mr. Sterling to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter.

         Mr. Kolls has entered into a one-year employment agreement with the Company which expires on April 30, 1998, and is automatically renewed from year to year thereafter unless canceled by Mr. Kolls or the Company. The agreement provides for an annual base salary of $90,000 per year. Mr. Kolls is also entitled to receive such bonus or bonuses as may be awarded to him by the Board of Directors. The Agreement requires Mr. Kolls to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of his agreement and for a period of one year thereafter.

         Mr. Maxwell has entered into a one-year employment agreement with the Company which expires on February 28, 1998, and is automatically renewed from year to year thereafter unless cancelled by Mr. Maxwell or the Company. The agreement provides for an annual base salary of $85,000 per year, provided, that Mr. Maxwell's base salary shall never be less than eighty-five percent of that of the Chief Executive Officer of the Company. Mr. Maxwell is also entitled to receive such bonus or bonuses as the Board of Directors may award to him. The Agreement requires Mr. Maxwell to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter.

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

         In March 1995, the Company issued to Mr. Smith fully vested options to purchase 100,000 shares of Common Stock, to Mr. Sellers fully vested options to purchase 55,000 shares of Common Stock, to Mr. Kapourelos fully vested options to purchase 70,000 shares of Common Stock, and to Mr. Van Alen fully vested options to purchase 25,000 shares of Common Stock. The exercise price of these options is $.25 per share and they must be exercised on or before February 29, 2000.

         The Company paid to William W. Sellers the amount of $76,600 for consulting services rendered by Mr. Sellers to the Company during the fiscal year ended June 30, 1996.

         The Company paid to Peter G. Kapourelos the amount of $22,000 for consulting services rendered by Mr. Kapourelos to the Company during the fiscal year ended June 30, 1996.

Executive Stock Options

         In July 1993, the Company issued to Keith L. Sterling and Edward J. Sullivan, a former officer of the Company, options to purchase shares of Common Stock at an exercise price of $.25 per share. The options must be exercised within five years of the vesting thereof. Mr. Sterling received options to acquire 200,000 shares of Common Stock, 100,000 of which vested on June 30, 1994, and 100,000 of which vested on June 30, 1995. Mr. Sullivan was granted options to acquire 100,000 shares of Common Stock, 50,000 of which vested on June 30, 1994, and 50,000 of which vested on June 30, 1995.

         In August 1994, the Company issued to Mr. Kolls options to acquire 50,000 shares of Common Stock at an exercise price of $.25 per share, 25,000 of which vested on April 30, 1995, and 25,000 of which vested on April 30, 1996.

         In August 1994, the Company issued to Mr. Barry Slawter, a former officer of the Company, options to acquire 200,000 shares of Common Stock at an exercise price of $.25 per share, 50,000 of which vested on February 1, 1995, 50,000 of which vested on May 1, 1995, 50,000 of which vested on August 1, 1995, and 50,000 of which vested on November 1, 1995. The options must be exercised within five years after vesting.

         In March 1995, the Company issued to Mr. Sterling fully vested options to acquire 100,000 shares of Common Stock at $.25 per share exercisable on or before February 29, 2000.

         In March 1995, the Company issued to Mr. Kolls options to acquire 150,000 shares of Common Stock, at an exercise price of $.25 per share, 75,000 of which vested on April 30, 1995, and 75,000 of which vested on April 30, 1996. These options must be exercised within five years after vesting.

         In June 1995, the Company issued to Mr. Slawter fully vested options to acquire 10,000 shares of Common Stock at an exercise price of $.25 per share.
Such options must be exercised within five years.

         In March 1996, the Company issued to Mr. Kolls options to acquire up to 50,000 shares of Common Stock at an exercise price of $.65 per share, all of which will vest if he is employed on April 30, 1997. In November 1996, the exercise price of the options was reduced to $.45. The options must be exercised within five years of vesting.

         In April 1996, the Company issued to Mr. Herbert options to acquire up to 400,000 shares of Common Stock at an exercise price of $.65 per share. In November 1996, the exercise price of the options was reduced to $.45. Subject to Mr. Herbert's continued employment with the Company, the options will become vested over a three year period, 200,000 during the first year, and 100,000 during each year thereafter, in quarterly intervals. The options must be exercised within five years of vesting.


         In May 1996, the Company issued to Mr. Sterling options to acquire up to 50,000 shares of Common Stock at an exercise price of $.65 per share, all of which vested on June 30, 1997. In November 1996, the exercise price of the options was reduced to $.45. The options must be exercised within five years of vesting.


         In May 1996, the Company issued to Mr. Sullivan, a former officer of the Company, options to acquire up to 50,000 shares of Common Stock at an exercise price of $.65 per share, all of which were to vest if he was employed by the Company on June 30, 1997. In December 1996, in conjunction with Mr. Sullivan's separation of employment with the Company, the Company agreed that 21,000 of these options became vested at such time and the remainder would be cancelled. See "Managment - Officer Terminations." The options must be exercised within five years of vesting.

         In February 1997, the Company issued to Mr. Maxwell options to acquire up to 200,000 shares of Common Stock at an exercise price of $.45 per share. Subject to Mr. Maxwell's continued employment with the Company, the options will become vested over a two year period at the rate of 25,000 options per quarter. The options must be exercised within five years of vesting.


         In June 1997, the Company issued to Mr. Kolls options to acquire up to 100,000 shares of Common Stock at an exercise price of $.45 per share. Subject to Mr. Kolls' continued employment with the Company, the options will become vested over a one year period at the rate of 25,000 options per quarter.

         In June 1997, the Company issued to Mr. Sterling options to acquire up to 100,000 shares of Common Stock at an exercise price of $.45 per share. Subject to Mr. Sterling's continued employment with the Company, the options will become vested over a one year period at the rate of 25,000 options per quarter.

         In June 1997, the Company issued to Mr. Herbert options to acquire up to 100,000 shares of Common Stock at an exercise price of $.45 per share. Subject to Mr. Herbert's continued employment with the Company, the options will become vested over a one year period at the rate of 25,000 options per quarter.

         The Board of Directors is responsible for awarding stock options. Such awards are made in the subjective discretion of the Board. The exercise price of all the above options represents on the date of issuance of such options an amount equal to or in excess of the market value of the Common Stock issuable upon the exercise of the options. All of the foregoing options are non-qualified stock options and not part of a qualified stock option plan and do not constitute incentive stock options as such term is defined under
Section 422 of the Internal Revenue Code, as amended, and are not part of an employee stock purchase plan as defined in Section 423 thereunder.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Common Stock

         The following table sets forth, as of June 30, 1997, the beneficial ownership of the Common Stock of each of the Company's directors and executive officers, as well as by the Company's directors and executive officers as a group. Except as set forth below, the Company is not aware of any beneficial owner of more than five percent of the Common Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                           Number of Shares
         Name and Address                  of Common Stock          Percent
         of Beneficial Owner               Beneficially Owned(1)    of Class(2)
         -------------------               ---------------------    -----------
George R. Jensen, Jr.                      7,753,000 shares(3)         14.2%
3 Sugar Knoll Road
Devon, Pennsylvania 19333

Stephen P. Herbert                         225,000 shares (4)            *
536 West Beach Tree Lane
Strafford, Pennsylvania 19087

Haven Brock Kolls, Jr.                     266,500 shares(5)             *
150 Westridge Gardens
Phoenixville, Pennsylvania 19460

Keith L. Sterling                          450,000 shares(6)             *
114 South Valley Road
Paoli, Pennsylvania 19033

Leland P. Maxwell                          50,000 shares (7)             *
129 Windham Drive
Langhorne, Pennsylvania 19047

Peter G. Kapourelos                        315,000 shares(8)             *
1515 Richard Drive
West Chester, Pennsylvania 19380

William W. Sellers                         1,011,950 shares(9)          1.9%
394 East Church Road
King of Prussia, Pennsylvania 19406

Henry B. duPont Smith                      400,000 shares(10)            *
350 Mill Bank Road
Bryn Mawr, Pennsylvania 19010

William L. Van Alen, Jr.                   225,000 shares(11)            *
Cornerstone Entertainment, Inc.
P.O. Box 727
Edgemont, Pennsylvania 19028

All Directors and Executive Officers
As a Group (9 persons)                  10,552,450 shares(12)          19.3%

---------
*Less than one percent (1%)

  (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities. Shares of Common Stock issuable upon conversion of the Preferred Stock, or shares of Common Stock issuable upon exercise of options currently exercisable, or exercisable within 60 days of June 30, 1997, are deemed to be beneficially owned for purposes hereof.

(2) For purposes of computing the percentages under this table, it is assumed that all shares of issued and outstanding Preferred Stock have been converted into 10,334,460 shares of Common Stock, that all of the options or purchase rights to acquire Common Stock which have been issued and are fully vested as of June 30, 1997 (or within 60-days of June 30, 1997) have been converted into 3,353,300 shares of Common Stock. Of the 4,128,300 options or purchase rights to acquire Common Stock issued as of June 30, 1997, only 775,000 of such options do not become vested within 60-days thereof, and such options are excluded from this table. For purposes of computing such percentages it has also been assumed that all of the remaining 1995 Warrants have been exercised for 1,414,000 shares of Common Stock, all of the remaining 1996 Warrants have been exercised for 1,998,000 shares of Common Stock, that all of the 1996-B Warrants have been exercised for 374,000 shares of Common Stock, that all of the 1997 Warrants have been exercised for 1,600,000 shares of Common Stock, that all of the warrants issued to affiliates and/or consultants to GEM Advisors, Inc. have been exercised for 2,000,000 shares of Common Stock, and all of the accrued and unpaid dividends on the Preferred Stock as of June 30, 1997 have been converted, into 3,418,176 shares of Common Stock. Therefore, for purposes of computing the percentages under this table, there are 54,461,870 shares of Common Stock issued and outstanding.


(3) Includes 6,000,000 shares of Common Stock held by Mr. Jensen with his minor children as joint tenants with right of survivorship. Includes 160,000 shares of Common Stock issuable upon conversion of the 16,000 shares of Preferred Stock owned by him. An aggregate of 4,365,000 shares of Common Stock (or under certain circumstances 1,030,000 shares of Common Stock) beneficially owned by Mr. Jensen are subject to cancellation and are included in this table. See "Escrow and Cancellation Arrangements."


(4) Includes 225,000 shares of Common Stock issuable to Mr. Herbert upon the exercise of options. Does not include 275,000 shares of Common Stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of June 30, 1997.

(5) Includes 250,000 shares of Common Stock issuable upon exercise of options. Includes 16,500 shares acquired through the escrow agreement. Does not include 100,000 shares of Common Stock issuable pursuant to options not presently exercisable and not exercisable within 60-days of June 30, 1997.

(6) All shares of Common Stock held by Mr. Sterling on the date hereof are held with his spouse as joint tenants with right of survivorship. Includes 350,000 shares of Common Stock issuable upon exercise of options. Includes 100,000 shares acquired as founders stock. Does not include 100,000 shares of Common Stock issuable pursuant to options not presently exercisable and not exercisable within 60-days of June 30, 1997.

(7) Includes 50,000 shares of Common Stock issuable to Mr. Maxwell upon the exercise of options. Does not include 150,000 shares of Common Stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of June 30, 1997.

(8) Includes 12,000 shares of Common Stock issuable upon the conversion of 1,000 shares of Preferred Stock beneficially owned by Mr. Kapourelos (based upon the 12 to 1 conversion rate that is in effect through December 31, 1997, subsequent to which this amount will revert to 10,000 shares). Includes 30,000 shares of Common Stock held on the date hereof by Mr. Kapourelos with his spouse as joint tenants with right of survivorship. Includes 170,000 shares of Common Stock issuable upon exercise of options.

(9) Includes 176,700 shares of Common Stock issuable upon the conversion of 14,725 shares of Preferred Stock beneficially owned by Mr. Sellers (based upon the 12 to 1 conversion rate that is in effect through December 31, 1997, subsequent to which this amount will revert to 147,250). Includes an aggregate of 141,750 shares of Common Stock issuable upon exercise of the 1995 Warrants beneficially owned by him. Of such 1995 Warrants, 60,000 are owned by the Sellers Pension Plan of which Mr. Sellers is a trustee, 30,000 are owned by Sellers Process Equipment Company of which he is a Director, and 15,000 are owned by his wife. Includes an aggregate of 120,000 1996 Warrants beneficially owned by him, of which 80,000 are owned by the Sellers Pension Plan and 40,000 are owned by his wife. Includes 6,000 shares of Common Stock owned by Sellers Pension Plan, 4,500 shares of Common Stock owned by Sellers Process Equipment Company, and 28,000 shares of Common Stock owned by Mr. Seller's wife. Includes 155,000 shares of Common Stock issuable upon exercise of options.

(10) Includes 144,000 shares of Common Stock issuable upon conversion of the 12,000 shares of Preferred Stock beneficially owned by Mr. Smith (based upon the 12 to 1 conversion rate that is in effect through December 31, 1997, subsequent to which this amount will revert to 147,250). Includes 100,000 shares of Common Stock issuable upon exercise of options. Includes 80,000 shares of Common Stock issuable upon conversion of the 1996 Warrants held by trusts for the benefit of Mr. Smith's children of which he is a trustee.

(11) Includes 125,000 shares of Common Stock issuable to Mr. Van Alen upon exercise of options.

(12) Includes all shares of Common Stock described in footnotes (2) through
(11) above.

Preferred Stock

         The following table sets forth, as of June 30, 1997 the beneficial ownership of the Preferred Stock by the Company's directors and executive officers, as well as by the Company's directors and executive officers as a group. Except as set forth below, the Company is not aware of any beneficial owner of more than five percent of the Preferred Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Preferred Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                      Number of Shares
Name and Address of                   of Preferred Stock           Percent
Beneficial Owner                      Beneficially Owned         of Class(l)
-------------------                   ------------------         -----------

George R. Jensen, Jr.
3 Sugar Knoll Road
Devon, Pennsylvania 19333                  16,000                      1.9%

Haven Brock Kolls, Jr.
150 West Ridge Gardens
Phoenixville, Pennsylvania 19460              500                        *


Peter G. Kapourelos
1515 Richard Drive
West Chester, Pennsylvania 19380             1,000                       *

William W. Sellers
394 East Church Road
King Of Prussia, Pennsylvania 19406         14,725(2)                  1.7%

Henry B. duPont Smith
350 Mill Bank Road
Bryn Mawr, Pennsylvania 19010               12,000(3)                  1.4%

All Directors and
Executive Officers
As a Group (9 persons) (4)                  44,225                     5.1%
--------------
*Less than one percent (1%)

(1) There were 861,205 shares of Preferred Stock issued and outstanding as of June 30, 1997.

(2) Includes 4,000 shares of Preferred Stock owned by Sellers Pension Plan of which Mr. Seller is a trustee, 1,000 shares of Preferred Stock owned by Sellers Process Equipment Company of which Mr. Sellers is a Director, and 2,000 shares of Preferred Stock owned by his wife.

(3) Includes 2,000 shares of Preferred Stock held by trusts for the benefit of Mr. Smith's children of which he is a trustee.

(4) As of June 30, 1997, Messrs. Van Alen, Herbert, Maxwell and Sterling did not beneficially own any shares of Preferred Stock.

Escrow And Cancellation Arrangements

         In January 1994, at the time of the Company's initial public offering, and as a condition of effectiveness of the offering in Pennsylvania, the Pennsylvania Securities Commission requested that Mr. Jensen place in escrow with CoreStates Bank (formerly Meridian Bank), as escrow agent, all of the 7,593,000 shares of Common Stock beneficially owned by him until June 30, 1998. Any additional shares of Common Stock acquired by him will also be held in escrow. Subject to the provisions of the escrow agreement, Mr. Jensen has agreed not to sell, pledge, or transfer, directly or indirectly, any of the Common Stock held in escrow.

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

         Mr. Jensen has agreed that 4,365,000 shares of his escrowed Common Stock would be canceled by the Company and would no longer be issued and outstanding unless one of the following occurs: (i) the bid price of the Common Stock equals or exceeds $1.75 for 30 consecutive trading days at any time during the period of July 1, 1996 through June 30, 1998; or (ii) the Company's cumulative operating income (before taxes, dividends, or extraordinary items) per share of Common Stock (on a fully diluted basis) at any time after July 1, 1994, through June 30, 1998, equals or exceeds $.18. Mr. Jensen has agreed that an amount equal to 1,030,000 shares of his escrowed Common Stock (rather than 4,365,000 shares) would be canceled if at any time after July 1, 1994 and prior to June 30, 1998, the Company's cumulative operating income per share of Common Stock is at least $.12 but less than $.18. See "Risk Factors - Charge to Income in the Event of Release of Escrow Shares."

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

         Prior to the date hereof, Mr. Jensen cancelled an aggregate of 2,305,000 shares of Common Stock which had been owned by him and which had been held in escrow and were subject to cancellation pursuant to the above arrangements. See "Certain Transactions." Prior to such cancellation, a maximum of 6,670,000 shares (rather than 4,365,000 shares as currently provided) were subject to cancellation.

         In January 1994, at the time of the Company's initial public offering, and as a condition of effectiveness of the offering in Pennsylvania, the Pennsylvania Securities Commission also requested that all of the Directors and executive officers of the Company (in addition to Mr. Jensen) place in escrow all of the shares of Common Stock owned or to be owned by them until January 5, 1997. As set forth above, Mr. Jensen's shares of Common Stock are to remain in escrow until June 30, 1998. The escrow agreement provided that such escrowed shares could not be sold, pledged or transferred. On January 5, 1997 all of such shares of Common Stock (except for Mr. Jensen) were released from escrow, returned to their respective owner, and are no longer subject to the terms of the escrow agreement. An aggregate of 1,009,500 shares of Common Stock were released from escrow and only Mr. Jensen's shares remain in escrow.

         Pennsylvania is a so-called "merit review" state pursuant to which state regulators had broad discretion to impose conditions upon the Company in connection with its initial public offering in Pennsylvania. The staff of the Pennsylvania Securities Commission believed that the amount of Common Stock and options to acquire Common Stock that had been issued to the Directors and executive officers by the Company at the time of the initial public offering exceeded the amount permitted by its informal guidelines, and therefore requested the cancellation arrangements relating to Mr. Jensen's shares described above. In addition, the staff believed that all such Common Stock constituted "promotional securities" and requested that all such Common Stock be placed in escrow for three years (and that Mr. Jensen's shares be subject to the escrow arrangement for a longer period).


Convertible Securities Escrow Agreement

         At the time of the issuance of an aggregate of $500,000 of Convertible Securities in June 1997, the Company issued an aggregate of 2,500,000 shares of Common Stock to Lurio & Associates, as Escrow Agent, to be held pursuant to the terms of an escrow agreement. The shares of Common Stock are being issued and held in escrow in order to ensure that they are available to the holders of the Convertible Securities upon conversion of the Convertible Securities. Through September 25, 1997, the holders of $430,000 of the Convertible Securities converted their securities into 1,568,517 shares of Common Stock, leaving 350,000 shares of Common Stock held in escrow.

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

     In February 1996, Mr. Jensen cancelled 305,000 shares of Common Stock owned by him and which had been held in escrow.

     In March 1996, the Company issued to Mr. Kolls options to acquire up to 50,000 shares of Common Stock at $.65 per share.

     In April 1996, the Company issued to Mr. Herbert options to acquire up to 400,000 shares of Common Stock at $.65 per share. In May 1996, the company issued to Mr. Sterling options to acquire up to 50,000 shares of Common Stock at $.65 per share and issued to Edward J. Sullivan, a former officer of the Company, options to acquire up to 50,000 shares of Common Stock at $.65 per share.

     At June 30, 1997 and 1996 and December 31, 1996, approximately $27,000, $14,000 and $30,000, respectively, of the Company's accounts payable are due to several shareholders for various legal and technical services performed.

     In June 1996, the Company refunded a total of $87,200 to the holders of the 1995 Warrants who had exercised the 1995 Warrants at $.40 per share. Of such refunded amount, $4,500 was refunded to William W. Sellers.

     During July 1996, the Company formalized certain agreements with William
W. Sellers and Peter G. Kapourelos, two Directors of the Company, who performed consulting services during fiscal year 1996. During the year ended June 10, 1996, $98,600 was paid for such services performed.

     In November 1996, the Company reduced the exercise price of the 50,000 options issued to Mr. Kolls in March 1996, the 400,000 options issued to Mr. Herbert in April 1996 and the 50,000 issued to Mr. Sterling in May 1996 from $.65 to $.45.

     In December 1996, in conjunction with the cancellation of Mr. Sullivan's employment agreement, the Company agreed that 21,000 of the 50,000 options granted to Mr. Sullivan during May 1996 became vested as of December 1, 1996 and the balance thereof were cancelled.

     In February 1997, the Company issued to Mr. Maxwell options to purchase up to 200,000 shares of Common Stock at $.45 per share.

     In June 1997, the Company issued to Mr. Kolls options to acquire up to 100,000 shares of Common Stock at $.45 per share, to Mr. Sterling options to acquire up to 100,000 shares of Common Stock at $.45 per share, and to Mr. Herbert options to acquire up to 100,000 shares of Common Stock at $.45 per share.

     Mr. Jensen may be deemed a "promoter" of the Company as such term is defined under the Federal securities laws.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        a. Financial Statements filed herewith at Item 7 hereof includes balance sheets at June 30, 1997 and 1996 and statements of operations, shareholders' equity, and cash flows, for the years ended June 30, 1997 and 1996 and from the period January 16, 1992 (inception) through

            June 30, 1997. All other schedules for which provision is made in regulation S-B of the Commission are not required under the related instruction or are not applicable and therefore have been omitted.

        b.  A report on Form 8-K was filed by the Company on July 8, 1997.

        c. The Exhibits filed as part of, or incorporated by reference into this Form 10-KSB are listed below.

            Exhibit
            Number                                      Description
            -------------------------------------------------------
            3.1 Articles of Incorporation of Company filed on January 16, 1992 (Incorporated by reference to Exhibit 3.1 to Form SB-2 Registration Statement No. 33-70992)

            3.1.1 First Amendment to Articles of Incorporation of the Company filed on July 17, 1992 (Incorporated by reference to Exhibit 3.1.1 to Form SB-2 Registration Statement No.
                       33-70992)

            3.1.2 Second Amendment to Articles of Incorporation of the Company filed on July 27, 1992 (Incorporated by reference to Exhibit 3.1.2 to Form SB-2 Registration Statement No. 33-70992)

            3.1.3 Third Amendment to Articles of Incorporation of the Company filed on October 5, 1992 (Incorporated by reference to Exhibit 3.1.3 to Form SB-2 Registration Statement No. 33-70992)

            3.1.4 Fourth Amendment to Articles of Incorporation of the Company filed on October 18, 1993 (Incorporated by reference to Exhibit 3.1.4 to Form SB-2 Registration Statement No. 33-70992)

            3.1.5 Fifth Amendment to Articles of Incorporation of the Company filed on June 7, 1995(Incorporated by reference to Exhibit 3.1 to Form SB-2 Registration Statement No. 33-98808)

            3.1.6 Sixth Amendment to Articles of Incorporation of the Company filed on May 1, 1996 (Incorporated by reference to Exhibit 3.1.6 to Form SB-2 Registration Statement No. 333-09465)

            3.1.7 Seventh Amendment to Articles of Incorporation of the Company filed on March 24, 1997 (Incorporated by reference to Exhibit 3.1.7 to Form SB-2 Registration Statement No. 333-30853)

            3.2 By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to Form SB-2 Registration Statement No. 33-70992)

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

            10.16 Agreement of Lease dated March 16,1994, by and between the Company and G.F. Florida Operating Alpha, Inc. (Incorporated by reference to Exhibit 10.33 to Form SB-2 Registration Statement No. 33-70992)

            10.17 Megan N. Cherney Common Stock Options dated as of April 1, 1994 (Incorporated by reference to Exhibit 10.41 to Form SB-2 Registration Statement No. 33-70992)

            10.18 H. Brock Kolls Common Stock Options dated as of May 1, 1994 (Incorporated by reference to Exhibit 10.42 to Form SB-2 Registration Statement No. 33-70992)

            10.18.1 H. Brock Kolls Common Stock Options dated as of March 20, 1996 (Incorporated by reference to Exhibit 10.19 to Form SB-2 Registration Statement No. 33-70992)

            10.19 Barry Slawter Common Stock Options dated as of August 25, 1994 (Incorporated by reference to Exhibit 10.43 to Form SB-2 Registration Statement No. 33-70992)

            10.20 Employment and Non-Competition Agreement between the Company and Barry Slawter dated as of July 12, 1994 (Incorporated by reference to Exhibit 10.44 to FormSB-2 Registration Statement No. 33-70992)

            10.21 Employment Agreement dated June 20, 1994 between the Company and Megan N. Cherney (Incorporated by reference to Exhibit 10.45 to Form SB-2 Registration Statement No. 33-70992)

            10.22 First Amendment to Employment and Non-Competition Agreement dated September 2, 1994 between Barry Slawter and the Company (Incorporated by reference to Exhibit
                       10.46 to Form SB-2 Registration Statement No. 33-70992)

            10.23 Consulting Agreement between Jerome M. Wenger and the Company dated March 24, 1995 (Incorporated by reference to Exhibit 28 to the Form S-8 Registration Statement No. 33-92038 filed on May 6, 1995)

            10.24 Amendment to Consulting Agreement between Jerome M. Wenger and the Company dated May 19, 1995 (Incorporated by reference to Exhibit 28.2 to Form S-8 filed on November 1, 1995)

            10.25 First Amendment to Employment and Non-Competition Agreement between the Company and Barry Slawter dated September 8, 1995

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

            10.33 Letter between the Company and Peter G. Kapourelos dated July 17, 1996 (Incorporated by reference to Exhibit 10.33 to Form SB-2 Registration Statement No. 333-09465)

            10.34 RAM Group Common Stock Option Certificate dated as of August 22, 1996 (Incorporated by reference to Exhibit
                       10.34 to Form SB-2 Registration No. 33-98808)

            10.35 RAM Group Common Stock Option Certificate dated as of November 1, 1996 (Incorporated by reference to Exhibit
                       10.35 to Form SB-2 Registration No. 33-98808)

            10.36 Philip A. Harvey Common Stock Option Certificate dated as of November 1, 1996 (Incorporated by reference to Exhibit 10.36 to Form SB-2 Registration No. 33-98808)

            10.37 Joseph Donahue Common Stock Option Certificate dated as of September 2, 1996 (Incorporated by reference to Exhibit 10.37 to Form SB-2 Registration No. 33-98808)

            10.38 Separation and Consulting Agreement between the Company and Edward J. Sullivan dated December 17, 1996 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 19, 1996)

            10.39 Employment and Non-Competition Agreement between the Company and Leland P. Maxwell dated February 24, 1997 (Incorporated by reference to Exhibit 10.39 to Form SB-2 Registration No. 33-98808)

            10.40 Leland P. Maxwell Common Stock Option Certificate dated February 24, 1997 (Incorporated by reference to Exhibit
                       10.40 to Form SB-2 Registration No. 33-98808)

            10.41 Letter between the Company and GEM Advisers, Inc. signed May 15, 1997 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 22, 1997)

            10.42 Business Express Agreement between the Company and 1217909 Ontario Inc. dated May 20, 1997 (Incorporated by reference to Exhibit 10.42 to Form 8-K filed on May 22, 1997)

            10.43 H. Brock Kolls Common Stock Option Certificate dated as of June 9, 1997 (Incorporated by reference to Exhibit
                       10.43 to Form SB-2 Registration Statement No.
                       333-30853)

            10.44 Stephen Herbert Common Stock Option Certificate dated as of June 9, 1997 (Incorporated by reference to Exhibit 10.44 to Form SB-2 Registration Statement No. 333-30853)

            10.45 Keith Sterling Common Stock Option Certificate dated as of June 9, 1997 (Incorporated by reference to Exhibit
                       10.45 to Form SB-2 Registration Statement No.
                       333-30853)

            10.46 Michael Feeney Common Stock Option Certificate dated as of June 9, 1997 (Incorporated by reference to Exhibit
                       10.46 to Form SB-2 Registration Statement No.
                       333-30853)

          **10.47 Joint Venture Agreement dated September 24, 1997 between the Company and Mail Boxes Etc.

            27.1       Financial Data Schedule (Electronic Filing Only)
            --------------------------------------------------------------------
     ** -- Filed herewith.

d.   Schedules filed herewith include: None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               USA TECHNOLOGIES, INC.




                               By: /s/ George R. Jensen, Jr.
                                   --------------------------------------
                                        George R. Jensen, Jr., President
                                        and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                  Title                                       Date
----------                                  -----                                       ----


/s/ George R. Jensen, Jr.     Chairman of the Board of Directors,                  September 26, 1997
----------------------------   President and Chief Executive Officer
George R. Jensen, Jr           (Principal Executive Officer)

/s/ Leland P. Maxwell         Vice President and Chief Financial                   September 26, 1997
----------------------------   Officer (Principal Accounting Officer)
Leland P. Maxwell

/s/ William W. Sellers        Director                                             September 26, 1997
----------------------------
William W. Sellers

/s/ Peter G. Kapourelos       Director                                             September 26, 1997
----------------------------
Peter G. Kapourelos

/s/ Henry B. duPont Smith     Director                                             September 26, 1997
----------------------------
Henry B. duPont Smith

/s/ William L. Van Alen, Jr.  Director                                             September 26, 1997
----------------------------
William L. Van Alen, Jr.

/s/ Keith L. Sterling         Director                                             September 26, 1997
----------------------------
Keith L. Sterling

/s/ Stephen P. Herbert        Director                                             September 26, 1997
----------------------------
Stephen P. Herbert
