Form 10QSB
period 1997-09-30
USA TECHNOLOGIES INC
filed 1997-11-14
CIK 896429

                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549


                                  FORM 10-QSB

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September  30, 1997
                              --------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------   --------------------------

                        Commission file number 33-70992

                            USA Technologies, Inc.
                            ----------------------
       (Exact name of small business issuer as specified in its charter)


Pennsylvania                                              23-2679963
------------                                              ----------
(State or other jurisdiction                (I.R.S. employer Identification No.)
of incorporation or organization)

200 Plant Avenue, Wayne, Pennsylvania                              19087
-------------------------------------                              -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, area code first.          (610)-989-0340
                                                         --------------


Check whether the Registrant has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                      -----    -----

As of November 5, 1997, there were 35,953,787 shares of Common Stock, no par value, and 711,065 shares of Series A Convertible Preferred Stock, no par value, outstanding.

                            USA TECHNOLOGIES, INC.

                                     INDEX


                                                                        PAGE NO.

Part I - Financial Information

         Item 1. Financial Statements

         Balance Sheets - September 30, 1997 and June 30, 1997              1

         Statements of Operations - Three months ended
         September 30, 1997 and 1996                                        2

         Statement of Shareholders' Equity - September 30, 1997             3

         Statements of Cash Flows - Three months ended
         September 30, 1997  and 1996                                       4

         Notes to Financial Statements                                      5

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                9

Part II - Other Information

         Item 2. Unregistered Equity Securities Sold by the Registrant     12

         Item 5.  Other Information                                        12

                            USA Technologies, Inc.
                      (A Development Stage Corporation)

                                Balance Sheets

                                                                September 30,    June 30,
                                                                     1997          1997
                                                               -------------   -----------
                                                                 (Unaudited)
   ASSETS:
Current Assets:
   Cash and cash equivalents................................   $     302,343       630,266
   Accounts receivable less allowance for uncollectible
       accounts of $19,155 at September 30, 1997 (unaudited)
       and $19,345 at June 30, 1997.........................         213,420       127,318
   Inventory................................................         393,255       378,318
   Stock subscriptions receivable...........................                        60,000
   Prepaid expenses and deposits............................          22,260        15,670
                                                               -------------   -----------
Total current assets........................................         931,278     1,211,572

Property and equipment, at cost, net of accumulated
   depreciation of $200,326 at September 30, 1997
   (unaudited) and $174,829 at June 30, 1997................         152,960       178,457
Other assets................................................          23,950        20,250
                                                               -------------   -----------
Total assets................................................   $   1,108,188     1,410,279
                                                               =============   ===========


   LIABILITIES AND SHAREHOLDERS'  EQUITY
Current liabilities:
   Accounts payable.........................................   $     412,885       474,646
   Accrued expenses.........................................         134,797        46,742
   Current obligations under capital leases.................          18,679        18,270
                                                               -------------   -----------
Total current liabilities...................................         566,361       539,658

   Obligations under capital leases, less current portion...          19,876        24,480
                                                               -------------   -----------
Total liabilities............................................        586,237       564,138


Shareholders' equity:
Preferred stock,no par value:
   Authorized shares -1,200,000
   Series A Convertible issued and outstanding shares -
   729,985 at September 30,1997 (unaudited) and 861,205 at
   June 30, 1997 (Liquidation preference of $10,254,083
   at September 30, 1997 - unaudited)........................      5,954,463     7,024,811
Common stock, no par value:
   Authorized shares - 55,000,000
   Issued and outstanding shares - 33,503,701 at September
   30, 1997 (unaudited) and 29,969,934 at June 30, 1997......      6,290,023     4,355,334
Deficit accumulated during the development stage.............    (11,722,535)  (10,534,004)
                                                               -------------   -----------
Total shareholders'  equity..................................        521,951       846,141
                                                               -------------   -----------
Total liabilities and shareholders' equity..................   $   1,108,188     1,410,279
                                                               =============   ===========

                           (See accompanying notes)

                            USA Technologies, Inc.
                       (A Development Stage Corporation)

                           Statements of Operations


                                        Three months ended          Date of Inception Through
                                           September  30           ----------------------------
                                    ----------------------------   September 30,      June 30,
                                         1997          1996            1997           1997
                                    ------------  --------------   -------------- -------------
                                     (Unaudited)   (Unaudited)      (Unaudited)
Revenues:
 Equipment sales...................     $310,311       $18,891          $800,925     $490,614
 License fees......................       44,102        20,244           224,918      180,816
 Other ............................        9,342           133             9,342            0
                                     -----------   -----------       -----------  -----------
Total revenues.....................      363,755        39,268         1,035,185      671,430
                                     -----------   -----------       -----------  -----------
Expenses:
 Cost of sales.....................      292,640        13,751           817,730      525,090
 General and administrative........      401,137       446,671         5,659,825    5,258,688
 Compensation......................      307,217       238,104         3,853,451    3,546,234
 Depreciation and amortization.....       25,497        23,261           221,141      195,644
 Provision for losses on equipment           -             -             400,715      400,715
 Costs incurred in connection with
   abandoned private placement.....          -             -              50,000       50,000
 Interest expense (income) ........       (2,212)      (10,193)           56,518       58,730
                                     -----------   -----------       -----------  -----------
Total expenses.....................    1,024,279       711,594        11,059,380   10,035,101
                                     -----------   -----------       -----------  -----------
Net loss...........................     (660,524)     (672,326)      (10,024,195)  (9,363,671)
                                     -----------   -----------       ===========  ===========
Cumulative preferred dividends ....     (903,274)     (597,019)
                                     -----------   -----------

Loss applicable to common shares...  ($1,563,798)  ($1,269,345)
                                     ===========   ===========

Loss per common share..............       ($0.06)       ($0.07)
                                          ======        ======
Weighted average number of
 common shares outstanding.........    27,287,669    18,658,976
                                     ============  ============

                           (See accompanying notes)

                            USA Technologies, Inc.
                       (A Development Stage Corporation)

                       Statement of Shareholders' Equity
                                  (Unaudited)


                                                                                Deficit
                                                   Series A                 Accumulated
                                                Convertible                  During the
                                                  Preferred      Common     Development
                                                      Stock       Stock           Stage         Total
                                                -----------------------------------------------------

Balance, June 30, 1997                           $7,024,811    $4,355,334   ($10,534,004)     $846,141

 July 1997-issuance of 40,000 shares
  of Common Stock in exchange for
  consulting services..........................                    14,355                       14,355
 July 1997-conversion of 1,000 shares of
  Convertible Preferred Stock to 12,000
  shares of Common Stock.......................      (8,157)        8,157                            -
 July 1997-conversion of $1,500 of
  cumulative preferred dividends into 1,807
  shares of Common Stock at $.83 per share ....                     1,500         (1,500)            -
 July 1997- Common Stock warrants
  exercised-21,200 at $.20 per warrant ........                     4,240                        4,240
 August 1997- Common Stock warrants
  exercised-986,000 at $.20 per warrant,
  net of offering costs                                           185,617                      185,617
 August 1997-conversion of 49,465 shares
  of Convertible Preferred Stock to 593,580
  shares of Common Stock.......................    (403,480)      403,480                            -
 August 1997-conversion of $220,485 of
  cumulative preferred dividends into 266,903
  shares of Common Stock at $.83 per share ....                   220,485       (220,485)            -
 September 1997- Common Stock warrants
  exercised-40,000 at $.25 per warrant ........                    10,000                       10,000
 September 1997- Common Stock warrants
  exercised-746,000 at $.20 per warrant, net
  of offering costs ...........................                   118,622                      118,622
 September 1997-Common Stock options exercised-
  70,000 at $.05 ..............................                     3,500                        3,500
 September 1997-conversion of 80,755 shares
  of Convertible Preferred Stock to 969,060
  shares of Common Stock.......................    (658,711)      658,711                            -
 September 1997-conversion of $306,022 of
  cumulative preferred dividends into 368,700
  shares of Common Stock at $.83 per share ....                   306,022       (306,022)            -
 Net loss......................................                                 (660,524)     (660,524)
                                                 ----------    ----------   ------------      --------
Balance, September 30, 1997                      $5,954,463    $6,290,023   ($11,722,535)     $521,951
                                                 ==========    ==========    ===========      ========

                           (See accompanying notes)

                            USA Technologies, Inc.
                      (A Development Stage Corporation)

                           Statements of Cash Flows


                                                           Three months ended
                                                             September 30,
                                                      ----------------------------
                                                           1997          1996
                                                      -------------  -------------
                                                        (Unaudited)   (Unaudited)
OPERATING ACTIVITIES
         Net loss.....................................    ($660,524)    ($672,326)
         Adjustments to reconcile net
                  loss to net cash used by
                  operating activities:
                  Depreciation/amortization...........        25,497       23,261
         Compensation charges incurred
                  in connection with the issuance
                  of Common Stock.....................        14,355      -
         Changes in operating assets and liabilities
                  Trade receivables...................      (86,102)      (17,517)
                  Inventory...........................      (14,937)     (121,868)
                  Prepaid expenses,deposits,
                  and other assets....................      (10,290)       37,645
                  Accounts payable....................      (61,761)     (138,626)
                  Accrued expenses....................        88,055       49,782
                                                           --------    ----------
         Net cash used by operating
                  activities..........................     (705,707)     (839,649)

INVESTING ACTIVITIES
         Purchase of property and equipment...........        -            (2,722)
                                                           --------    ----------
         Net cash used by investing activities .......        -            (2,722)

FINANCING ACTIVITIES
         Net proceeds from issuance of
                  common stock........................      381,979       106,350
         Net proceeds from issuance of
                  convertible preferred stock.........        -             -
         Repayment of principal on
                  capital lease obligations...........       (4,195)        -
                                                           --------    ----------
         Net cash provided by financing activities ...      377,784       106,350

         Net (decrease) in cash and cash equivalents..     (327,923)     (736,021)
         Cash and cash equivalents at beginning of
         period.......................................      630,266     1,773,356
                                                           --------    ----------
         Cash and cash equivalents at end of period...     $302,343    $1,037,335
                                                           ========    ==========

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
         Capital lease obligations ...................        -           $25,841
                                                           ========    ==========

                           (See accompanying notes)

                            USA TECHNOLOGIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                       (A Development Stage Corporation)



1.       Business
         --------

         USA Technologies, Inc., a Pennsylvania corporation (the "Company") was founded in January 1992. Substantially all of the Company's activities to date have been devoted to raising capital, developing markets, and starting up operations which commenced during July 1994. The Company is in the development stage and intends to become a leading provider and licensor of unattended, credit card activated control systems for the copying, debit card and personal computer industries. The Company's devices make available credit card payment technology in connection with the sale of a variety of products and services. The Company generates its revenues from retaining a portion of the monies generated from all credit card transactions conducted through its control systems, as well as the direct sale of its control systems and the resale of configured office products.

         As of September 30, 1997, the Company had a total of 364 control systems in the field, distributed as follows: 209 Business Express(TM) control systems, 42 Copy Express(TM) control systems, 36 Debit Express(TM) control systems, 20 Fax/Printer Express(TM) control systems, and 57 Public PC(TM) control systems located at various hotels and libraries throughout the United States and Canada.

2.       Accounting Policies
         -------------------

         Interim Financial Information

         The financial statements and disclosures included herein for the three months ended September 30, 1997 and 1996, and for the date of inception through September 30, 1997 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments consisting of adjustments of a normal and recurring nature which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and the results of its operations and cash flows.

         Basis of Presentation

         Certain amounts in the 1996 financial statements have been reclassified to conform with the current period presentation.

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

         Loss per Common Share

         Loss per common share is calculated based on the weighted average number of common shares outstanding during the periods. No exercise of stock options, purchase rights, stock purchase warrants, or the conversion of preferred stock and cumulative preferred dividends was assumed because the exercise or conversion of these securities would be antidilutive. The President's 4,365,000 common shares held in escrow (Note 4) are not considered outstanding for purposes of calculating the loss per common share for all periods presented.

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


3.       Stock Options and Purchase Rights
         ---------------------------------

         As of September 30, 1997, there was a total of 157,300 Common Stock purchase rights outstanding at a price of $1.00 per share. As of September 30, 1997 there was a total of 3,951,000 options outstanding to purchase Common Stock at exercise prices ranging from $.25 to $.50 per share, of which 3,338,500 were vested. All of the options and purchase rights granted were issued at or above fair market value on the date of grant.

         During September, 1997, 70,000 Common Stock options were exercised at $.05 per option and, accordingly, the Company received $3,500 in gross proceeds.

4.       Escrow and Cancellation Arrangements
         ------------------------------------

         At the request of the Pennsylvania Securities Commission, the President agreed to place in escrow 7,593,000 shares, as adjusted. The President's shares may be held in escrow through June 30, 1998. Additionally, the President of the Company has agreed that 4,365,000 escrowed common shares would be canceled by the Company and would no longer be issued and outstanding unless certain performance measures, as specified by the Commission, are achieved by June 30, 1998. If the performance measures are achieved, the common shares released from escrow will result in a compensatory charge to the Company's operations. The charge will be based on the fair value of the Company's common shares on the date the shares are released from escrow. During the quarters ended September 30, 1997 and 1996, there was no such charge to operations. The 4,365,000 shares of Common Stock owned by the President and subject to cancellation are not considered outstanding for purposes of calculating the loss per common share for all periods presented.


 5.      Joint Venture
         -------------

         On September 24, 1997, the Company entered into a Joint Venture Agreement with Mail Boxes Etc. ("MBE"), the leading franchisor of postal, business, and communications retail service centers, with approximately 3,000 locations in North America. The joint venture shall exclusively sell and market unattended, credit card activated business centers under the name MBE Business Express(TM) to the hospitality industry, travel industry, convention centers, colleges, universities, supermarkets, banks, military, convenience stores, and mass merchandisers located in the United States. The gross profits from any sales of the MBE Business Express(TM) are to be shared by the Company and MBE. In addition, other revenues resulting from activities relating to the MBE Business Express(TM), such as electronic commerce, licensing, marketing and advertising, are to be split equally between MBE and the Company. MBE has agreed not to sell, use, endorse, approve, or purchase any unattended, credit card activated technology or terminals other than those offered by the Company for use in connection with the equipment included in the MBE Business Express(TM). The Company and MBE will agree from time to time on an advertising and marketing budget which would cover anticipated expenses for trade shows, trade advertising, direct mail, telemarketing, national account coverage, merchandising, market research and lead generation. All such expenses would be split equally between the Company and MBE. The Company is to act as the merchant for all MBE Business Express(TM) business centers and will receive a monthly service fee for each terminal. The initial term of the joint venture is five years. If certain sales goals are not met by the joint venture, the Company may terminate the exclusivity provisions of the agreement after the second year.

          The MBE Business Express(TM) bundles together the same components as the Business Express(TM): Public PC(TM), Copy Express(TM), and Fax Express(TM), but under the MBE brand name. In addition, the MBE Business Express(TM) would include a dial-through service to a nearby MBE store making available the products and services of the store.

          MBE has ordered 195 TransAct(TM) control boxes from the Company to be used by MBE franchisees for their in-store computer workstations (computer and printer). The Company will act as the merchant in connection with credit card sales and will receive a monthly service fee for each terminal. Through September 30, 1997, none of these control boxes have been shipped. Through November 5, 1997, 39 of these control boxes have been shipped, and the Company anticipates that the remainder of the 195 control boxes will be shipped prior to the end of November, 1997.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

         Since its inception in January 1992, the Company, a development stage corporation, has been engaged largely in research and development activities focused on designing, developing, and marketing its credit card activated control systems. From inception through September 30, 1997, the Company has had operating revenues of approximately $1 million and has generated funds primarily through the sale of its securities. As of September 30, 1997, the Company has received, net of expenses of such sales, the amount of $5,487,636 in connection with private placements, $2,063,887 from the exercise of Common Stock purchase warrants, and $2,345,104 in connection with its initial public offering. The Company has incurred operating losses since its inception through September 30, 1997 of $10,024,195 and such losses are expected to continue at least through June 30, 1998.

Results of Operations

         The fiscal quarter ended September 30, 1997 resulted in a net operating loss of $660,524 compared to a net loss of $672,326 for the comparable fiscal quarter ended September 30, 1996. On an overall basis these continuing losses reflect the development stage nature of the Company. Losses are projected to continue until sufficient revenue is generated from various applications of the Company's proprietary technology.

         Revenue from operations was $363,755 compared to $39,268 from the previous year's fiscal quarter. This $324,487 improvement reflects the Company's revised strategy during fiscal year 1997 of selling its proprietary equipment as opposed to relying primarily on licensing and transaction processing revenues. Of the total revenues, equipment sales totaled $310,311, an increase of $291,420 over the same period last year. Licensing and processing revenue increased to $44,102 from $20,244 for the same period during the prior year, an increase of 118%. Despite this modest increase and change in approach to marketing its products, revenue is still well below the level required for the Company to be profitable.

         Cost of Sales for the period included labor and equipment of $292,640 which represented an increase of $278,889 over the same period during the prior year, and is directly attributable to the increase in equipment sales.

         General and administrative expenses of $401,137 decreased by $45,534 or 10.2% from the first quarter last year. Reduced travel and entertainment and rent contributed to the decrease.

         Compensation expense of $307,217 increased by 29% due to permanent and higher staffing levels in Sales and Operations. Depreciation and amortization expense increased from $23,261 to $25,497 reflecting the increased depreciable capital asset base.


Plan of Operations

         As of September 30, 1997 the Company had a total of 364 credit card activated control systems installed in the field as follows: Business Express(TM) 209, Copy Express(TM) 42, Debit Express(TM) 36, Public PC (formerly Credit Card Computer Express(TM)) 57,Fax/Printer Express(TM) 20. The total gross license fee revenues received by the Company from these systems has been increasing but is still well below the level required to achieve profitability.

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

         The Company completed development of the Business Express(TM) in August 1996 and as of September 30, 1997 had 63 sites in operation containing 209 of the Company's control systems. The Company is marketing its products through its full-time sales staff consisting of four persons, either directly to customer locations or through facility management companies servicing these locations.

         On September 24, 1997, the Company entered into a Joint Venture Agreement with Mail Boxes Etc. ("MBE"), the leading franchisor of postal, business, and communications retail service centers, with approximately 3,000 locations in North America. The joint venture shall exclusively sell and market unattended, credit card activated business centers under the name MBE Business Express(TM) to the hospitality industry, travel industry, convention centers, colleges, universities, supermarkets, banks, military, convenience stores, and mass merchandisers located in the United States. In addition, MBE has ordered 195 TransAct(TM) control boxes from the Company to be used by MBE franchises for their in-store computer workstations. As of November 5, 1997, 39 of these control boxes have been shipped.

Liquidity and Capital Resources

         For the three month period ended September 30, 1997, there was a net decrease in cash of $327,923. This was attributable to using $705,707 for operating activities, partially offset by $381,979 net proceeds raised through the issuance of Common Stock. As of September 30, 1997, total cash on hand was $302,343; working capital was approximately $357,541 of which $393,255 was invested in inventory.

         On September 11, 1997, the Company's Board of Directors decided to maintain the exercise price of the 1996-B and 1997 Common Stock Warrants at $.20 through September 30, 1997 (rather than only through August 31, 1997 as previously provided). During the quarter ended September 30, 1997, 224,000 1996-B and 1,529,200 1997 Common Stock purchase warrants were exercised for gross proceeds to the Company of $350,640. On November 13, 1997, the Company's Board of Directors decided to maintain the exercise price of the 1996-B and 1997 Common Stock Warrants at $.20 through October 31, 1997 (rather than September 30, 1997 as revised above). Through October 31, 1997, exercise of 1996-B and 1997 Common Stock purchase warrants provided additional gross proceeds of $39,960 to the Company.

         On September 11, 1997, the Board of Directors approved a reduction in the exercise price of the 1995 and 1996 Common Stock warrants from $.50 to $.25 during the period of September 11, 1997 through October 31, 1997. This resulted in the exercise of 40,000 1996 Common Stock purchase warrants for gross proceeds to the Company of $10,000 during the quarter ended September 30, 1997. From October 1, 1997 to October 31, 1997, exercise of 1995 and 1996 Warrants provided additional gross proceeds of $214,938 to the Company.

         The Company believes that the above warrant proceeds, together with money available from the exercise of options and warrants, and increased revenues from its business would be sufficient to fund operations through June 30, 1998. There can be no assurance that additional sales of securities could be made by the Company or that increased revenues would result from its business. In such event, the Company may cease to be a going concern or may have to reduce its operations or operating procedures.

Part II - Other information

Items 1, 3, 4, and 6 are not applicable.

Item 2.  Unregistered Equity Securities Sold by the Registrant

         During September 1997, the holder of options exercised such options for 70,000 shares of Common Stock at $.05 per share for an aggregate purchase price of $3,500. Such shares of Common Stock are restricted securities under the Act and were issued under the exemption from registration set forth in
Section 4(2) of the Act.


Item 5.  Other Information

         During the quarter ended September 30, 1997, the holders of $430,000 of the $500,000 of Convertible Securities which were issued by the Company in June 1997 converted their Convertible Securities into 1,568,517 shares of Common Stock, and $70,000 of Convertible Securities remain outstanding.

         In connection with the issuance of such Convertible Securities, the Company had issued 2,500,000 shares of Common Stock in escrow so that such shares would be available to the holders of the Convertible Securities upon conversion thereof. Following the conversions referred to above, an aggregate of 350,000 shares remain in escrow.

         At June 30, 1997, all 2,500,000 shares held in escrow were considered issued and outstanding as Common Stock.

                                  Signatures



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     USA TECHNOLOGIES, INC.

Date:  November 14, 1997             /s/ George R. Jensen, Jr.
                                     ------------------------------------------
                                     George R. Jensen, Jr., President,
                                     Chief Executive Officer

Date:   November 14, 1997            /s/ Leland P. Maxwell
                                     ------------------------------------------
                                     Leland P. Maxwell, Senior Vice President,
                                                        Chief Financial Officer