Form 10KSB/A
period 1997-06-30
USA TECHNOLOGIES INC
filed 1998-02-12
CIK 896429

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-KSB/A-1


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

                               TABLE OF CONTENTS

                                                                           Page
-------------------------------------------------------------------------------
Part I

   Item  1.       Business                                                    1

Part II

         6.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         6

         7.       Financial Statements                                       10

Part III

         10.      Executive Compensation                                     11

         12.      Certain Relationships and Related Transactions             15

Part IV

         13.      Exhibits                                                   17

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


         In May 1997, the Company entered into an agreement with a newly formed Canadian company pursuant to which it agreed to purchase 10 Business Express(TM) business centers from the Company. The total purchase price for the 10 units if all units had been purchased would have been $1,118,261 (Canadian dollars). As of the date hereof, only one complete Business Express(TM) unit and another unit consisting of equipment only (with no control systems) have been purchased under the agreement by the purchaser. The Company does not anticipate that any of the remaining units will be ordered by the purchaser under the agreement. The Company believes that the purchaser has breached its obligations under the agreement and is currently exploring the viability of pursuing appropriate legal action against the purchaser, 1217909 Ontario, Inc., as well as its affiliates. There can be no assurance that the Company will be successful in any of its potential legal claims, or if successful, be able to actually collect any damages from the purchaser or any of its affiliates.

         On September 24, 1997, the Company entered into a Joint Venture Agreement with Mail Boxes Etc. ("MBE"), the leading franchisor of postal, business, and communications retail service centers with approximately 3,000 locations in North America. The joint venture shall exclusively sell and market unattended, credit card activated business centers under the name MBE Express(TM) to the hospitality industry, travel industry, convention centers, colleges, universities, supermarkets, banks, military, convenience stores, and mass merchandisers located in the United States. The gross profits from any sales of the MBE Express(TM) are to be shared by the Company and MBE. The agreement provides that any gross profits earned by the joint venture from sales on a national account level (where the buying decision is made at the customer's headquarters rather than at the local or store level) shall be split equally between the Company and MBE. Any gross profits earned from sales of the MBE Express(TM) to MBE franchisees in connection with placement handoffs provided by either USA or MBE would be split equally. For any sales made at the local or store level, the gross profit would be split so that the partner responsible for contractually obligating the customer for that particular sale would receive 75% and the other partner 25%. In addition, other revenues resulting from activities relating to the MBE Express(TM), such as electronic commerce, licensing, marketing and advertising, are to be split equally between MBE and the Company.

         MBE has agreed not to sell, use, endorse, approve, or purchase any unattended, credit card activated technology or terminals other than those offered by the Company for use in connection with the equipment included in the MBE Express(TM). The Company and MBE will agree from time to time on an advertising and marketing budget which would cover anticipated expenses for trade shows, trade advertising, direct mail, telemarketing, national account coverage, merchandising, market research and lead generation. All such expenses would be split equally between the Company and MBE. The Company is to act as the merchant for all MBE Express(TM) business centers and will receive a monthly service fee of $20.00 for each terminal. The initial term of the joint venture is five years. If certain sales goals are not met by the joint venture, the Company may terminate the exclusivity provisions of the agreement after the second year. The joint venture may also be terminated at any time by either partner if the other partner has breached any material term or condition of the agreement; provided, that the terminating partner has allowed the other partner at least a sixty day period to cure any alleged breach.


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

Industry Trends

         With trends over the last twenty years indicating an ever increasing customer reliance on the use of credit cards as a method of payment, the Company believes the future of purchasing retail products and services is in credit cards rather than cash. For example, according to the New York Times, November 20, 1994 in 1970 the average balance on credit cards in the United States was $649; by 1986 it was $1,472, and in 1994 it was $2,800. According to Time Magazine, May 9, 1994 from 1986 to 1994, the number of credit card transactions in the United States increased 200% compared to an increase of 17% for cash and check transactions. Consumers are constantly searching for ways to purchase quality products and services in the most convenient manner. Examples of this trend include the increasing use of unattended, Automated Teller Machines ("ATM's") in banking transactions and the use of unattended, self-service gasoline pumps with credit and debit card payment capabilities. In addition, consumers are becoming more accustomed to using credit cards as a method of payment in an ever increasing array of retail and service settings. Almost every department store, restaurant and supermarket accepts credit card payments. Consumers are increasingly using mail order, telephone and the Internet to order goods and services and are using credit cards to pay for these goods and services. In response to this increasing consumer demand for convenience and this increasing consumer acceptance of credit cards as a method of payment, the Company has focused its efforts towards developing and marketing its unattended, credit card activated control systems.


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


         The Company assists the location in the design of the unit, including selecting a layout and furniture for the equipment. To date, the Company has sold business equipment to the locations, has supplied Company owned equipment to the certain locations and has supplied control systems to the location for use with location owned equipment. In all such cases, the Company licenses the control systems to the locations and receives a fixed percentage (approximately 5.76%) of the proceeds generated from any transactions.

The MBE Express(TM)

         On September 24, 1997, the Company entered into a Joint Venture Agreement with Mail Boxes Etc. ("MBE"), the leading franchisor of postal, business, and communications retail service centers with approximately 3,000 locations in North America. The joint venture shall exclusively sell and market unattended, credit card activated business centers under the name MBE Express(TM) to the hospitality industry, travel industry, convention centers, colleges, universities, supermarkets, banks, military, convenience stores, and mass merchandisers located in the United States. MBE has agreed not to sell, use, endorse, approve, or purchase any unattended, credit card activated technology or terminals other than those offered by the Company for use in connection with the equipment included in the MBE Express(TM). If a customer would not desire to purchase the MBE Express(TM), the Company is permitted to sell to such customer a private label product under any name other than MBE Express(TM). The initial term of the joint venture is five years. If certain sales goals are not met by the joint venture, the Company may terminate the exclusivity provisions of the agreement after the second year. The joint venture may be terminated at any time by either partner if the other partner has breached any material term or condition of the agreement; provided that the terminating partner has allowed the other partner at least a sixty day period to cure any alleged breach.


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

         On September 24, 1997, the Company entered into a Joint Venture Agreement with Mail Boxes Etc. ("MBE"), the leading franchisor of postal, business, and communications retail service centers with approximately 3,000 stores in North America. The joint venture shall exclusively sell and market unattended, credit card activated business centers under the name MBE Express(TM) to the hospitality industry, travel industry, convention centers, colleges, universities, supermarkets, banks, military, convenience stores, and mass merchandisers located in the United States. MBE has agreed not to sell, use, endorse, approve, or purchase any unattended, credit card activated technology or terminals other than those offered by the Company for use in connection with the equipment included in the MBE Express(TM). The Company and MBE will agree from time to time on an advertising and marketing budget which would cover anticipated expenses for trade shows, trade advertising, direct mail, telemarketing, national account coverage, merchandising, market research and lead generation. All such marketing and sales expenses would be split equally between the Company and MBE. The initial term of the joint venture is five years. If certain sales goals are not met by the joint venture, the Company may terminate the exclusivity provisions of the agreement after the second year. The joint venture may be terminated at any time by either partner if the other partner has breached any material term or condition of the agreement; provided, that the terminating partner has allowed the other partner at least a sixty day period to cure any alleged breach.

         The MBE Express(TM) bundles together the same components as the Business Express(TM): Public PC(TM), Copy Express (TM), and Fax Express(TM), but under the MBE brand name. In addition, the MBE Express(TM) would include a dial-through service to a nearby MBE store making available the products and services of the store.

         The Company has entered into agreements which establish itself as a preferred supplier of business center products to two of the top hospitality companies in the world: Choice Hotels International (Clarion, Quality, Comfort, Sleep Inns), and Promus Hotel Corporation (Embassy Suites, Hampton, Doubletree). The agreement with Choice Hotels International was entered into in April 1997 and the agreement with Promus Hotels, Inc. was entered into in May 1997. The agreement with Choice is for one year and is automatically renewed from year to year unless terminated upon at least 30 days notice prior to the end of any one year period. The agreement with Promus is for a term of three years and may be terminated by either party for any reason upon at least 90 days written notice. The agreements provide that Choice or Promus, as the case may be, would promote the products of the Company to its owned, franchised and licensed properties at the prices set forth in the agreements. The agreements do not obligate Choice, Promus, or any other party to purchase any of the Company's products. Through October 31, 1997, Business Express(TM) units have been installed in 14 Choice Hotels and in 10 Doubletree or Embassy Suites. In addition, the Company's Business Express(TM) has been approved and recommended as a solution by Marriott for its hotels. The recommendation was set forth in an interoffice memo from Marriott corporate to its hotels to satisfy an identified Business Service Center need, and was distributed during September 1997.

         In March 1997, the Company entered into a co-marketing agreement with Minolta Corporation ("Minolta") pursuant to which the Company and Minolta would work together to market and sell the Business Express(TM) featuring the Minolta copier to the hospitality industry. The agreement is on a nonexclusive basis and can be terminated by either party on thirty days notice. Through October 31, 1997, over $100,000 of Minolta equipment has been purchased by the Company, and 60 units have been installed in customer locations.

         In March 1997, the Company entered into a co-marketing agreement with Lexmark International, Inc. ("Lexmark") pursuant to which the Company and Lexmark would work together to market and sell the Business Express(TM) featuring the Lexmark printer to the hospitality industry. The agreement is on a nonexclusive basis and can be terminated by either party on thirty days notice.

         In December 1996, the Company entered into an agreement with International Business Machines Corporation ("IBM") pursuant to which it was appointed an IBM Business Partner-Personal Computer Reseller. This agreement will allow the Company to purchase IBM personal computers at a wholesale price for resale to its customers as a configured Public PC(TM) that is credit card activiated. The agreement can be terminated by either party on thirty days notice.

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

         In December 1996, the Company was designated as an authorized "Hewlett-Packard Value-Added Reseller," ("HP") pursuant to which the Company may purchase Hewlett-Packard facsimile machines at a wholesale price for resale to its customers. The agreement can be terminated by either party upon thirty days notice.

         The Company believes these agreements are an important component of the Company's effort to market the Business Express(TM) to the hospitality industry because they provide instant brand name recognition. In addition, each of these companies offers maintenance and service agreements relating to the equipment directly to the location, thus removing the need for the Company to provide maintenance services or warranties to any of the equipment (other than the control systems).

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

                                    PART II

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

         Since its inception in January 1992, the Company, a development stage corporation, has been engaged largely in research and development activities focused on designing, developing, and marketing its credit card activated control systems. From inception through September 30, 1997, the Company has had nominal operating revenues of $1,035,185 and has generated funds primarily through the sale of its securities. Through September 30, 1997 the Company has received, net of expenses of such sales, the amount of $5,067,308 in connection with private placements, $2,492,626 from the exercise of Common Stock options and purchase warrants, and $2,345,104 in connection with its initial public offering. The Company has incurred operating losses since its inception through September 30, 1997 of $10,024,195 and such losses are expected to continue through September 30, 1998.

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


         Cost of sales increased by $525,090 from the prior year, reflecting the first year of equipment sales. The cost of equipment sales increased $473,529 and the cost of license fee revenues increased $51,561. General and administrative expense of $2,040,163 increased sharply by $528,882 or 35.0% which reflects both a general increase in spending to support the expansion of operations as well as several non-operational factors. Specifically the major contributors to this increase were: Travel and lodging increased by a total of $66,393, which reflected significant marketing related travel as well as an increase in travel for the increased numbers of installations. Marketing promotions, mailings and trade show expenses increased $110,147. Advertising increased by $26,000, reflecting the need to increase product awareness in the marketplace. Professional and consultant fees increased by $86,770, reflecting increased legal, public relations and patent activity. Product development expense increased $119,852 primarily due to developmental costs for new customers. The balance of the increase includes temporary services, telephone, office expense, and postage.


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

         General and administrative expense of $1,511,281 increased sharply by $852,681 or 12.2% which reflects both a general increase in spending to support the expansion of operations as well as several non-operational factors. Specifically the major contributors to this increase were (a) $187,122 increase in travel and lodging which was concentrated in the operations area and reflects the installation of the Company's control devices; (b) $103,355 increase in professional fees due to financial consultant and legal fees, including increased patent activity; (c) $93,888 increase in product development expense primarily due to the programming and configuration of the Company's newly completed C3X(TM); (d) $313,548 increase in consulting expenses of which $247,205 is a non-cash transaction attributable to the issuance of Common Stock in exchange for services rendered; and the balance of the increase which includes public relations and technical services. Telephone, office expense, and postage increased moderately.

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


         The Company has been certified by PNC Merchant Services (a subsidiary of First Data Corporation), a leading credit card processor in the United States. PNC Merchant Services has extended to the Company a fixed rate percentage processing charge of approximately 5.76% in connection with the credit card transactions conducted through the Company's control systems. This charge is payable by the Company (not the locations) out of its share of the gross proceeds. Charges of $51,561 and $9,555 were assessed for credit card processing for the fiscal years ended June 30, 1997 and 1996 respectively.


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


                                                         /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
August 14, 1997

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                                 Balance Sheets


                                                                                         June 30,
                                                                                 1997              1996
                                                                             ------------      ------------

Assets
Current assets:
    Cash and cash equivalents                                                $    630,266      $  1,773,356
    Accounts receivable less allowance for
       uncollectible accounts of $19,345 at June 30, 1997
       and $0 at June 30, 1996, respectively                                      127,318              --
    Inventory                                                                     378,318           426,391
    Stock subscriptions receivable                                                 60,000           106,350
    Prepaid expenses and deposits                                                  15,670             3,614
                                                                             ------------      ------------
Total current assets                                                            1,211,572         2,309,711

Property and equipment, net                                                       178,457           235,214
Other assets                                                                       20,250            42,446
                                                                             ------------      ------------
Total assets                                                                 $  1,410,279      $  2,587,371
                                                                             ============      ============

Liabilities and shareholders' equity
Current liabilities:
    Accounts payable                                                         $    474,646      $    301,849
    Accrued expenses                                                               46,742            41,559
    Current obligations under capital leases                                       18,270             9,048
                                                                             ------------      ------------
Total current liabilities                                                         539,658           352,456
Obligations under capital leases, less current portion                             24,480            21,209
Accrued rent                                                                          --             13,516
                                                                             ------------      ------------
Total liabilities                                                                 564,138           387,181

Shareholders' equity:
   Preferred Stock, no par value:
     Authorized shares - 1,200,000
     Series A Convertible issued and outstanding shares -
     861,205 and 796,025  at June 30, 1997 and 1996 (liquidation preference
     of $11,449,136 at June 30, 1997)                                           7,024,811         6,776,132
   Common Stock, no par value:
     Authorized shares - 55,000,000
     Issued and outstanding shares - 29,969,934 and
       23,023,976 at June 30, 1997 and 1996, respectively                       4,355,334         2,720,201
   Deficit accumulated during the development stage                           (10,534,004)       (7,296,143)
                                                                              -----------       ------------
Total shareholders' equity                                                        846,141         2,200,190
                                                                              -----------       -----------
Total liabilities and shareholders' equity                                     $1,410,279        $2,587,371
                                                                              ===========       ===========


See accompanying notes.

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                            Statements of Operations


                                                             Year ended June 30                  January 16, 1992
                                                   ------------------------------------   (date of inception) through
                                                       1997                    1996                June 30, 1997
                                                   ------------            ------------   ----------------------------
Revenues:
    Equipment sales                                $    490,614            $       --              $    490,614
    License fees                                        117,158                  52,979                 180,816
    Other                                                  --
                                                   ------------            ------------            ------------
Total revenues                                          607,772                  52,979                 671,430
                                                   ------------            ------------            ------------
Operating expenses:
    General and administrative                        2,040,163               1,511,281               5,258,688
    Compensation                                      1,080,458                 903,398               3,546,234
    Cost of sales                                       525,090                    --                   525,090
    Depreciation and amortization                        97,250                  72,016                 195,644
    Provision for losses on equipment                      --                    44,100                 400,715
    Costs incurred in connection with
       abandoned private placement                         --                      --                    50,000
                                                   ------------            ------------            ------------
Total operating expenses                              3,742,961               2,530,795               9,976,371
                                                   ------------            ------------            ------------
                                                     (3,135,189)             (2,477,816)             (9,304,941)

Other income (expense):
    Interest income                                      26,676                  31,868                  80,080
    Interest expense                                    (12,199)                 (5,749)               (138,810)
                                                   ------------            ------------            ------------
Total other income (expense)                             14,477                  26,119                 (58,730)
                                                   ------------            ------------            ------------
Net loss                                             (3,120,712)             (2,451,697)           $ (9,363,671)
                                                                                                   ============

Cumulative preferred dividends                       (1,243,295)               (954,300)
                                                   ------------            ------------
Loss applicable to common shares                   $ (4,364,007)           $ (3,405,997)
                                                   ============            ============
Loss per common share                              $       (.21)           $       (.23)
                                                   ============            ============

Weighted average number of common shares
outstanding                                          20,984,381              14,908,904
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

                                                 - continued -

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                 Statements of Shareholders' Equity (continued)

                                                                                               Deficit
                                                            Series A                         Accumulated
                                                          Convertible                         During the
                                                           Preferred          Common         Development
                                                             Stock             Stock            Stage                Total
                                                        -------------------------------------------------------------------

July 1995 - 145.1 units (145,100 shares, net of
    offering costs, of Convertible Preferred Stock        $ 1,441,185      $      --         $      --          $ 1,441,185
    at $10 per share)
July 1995 - September 1995 - issuance of 100,000 shares
    of Common Stock in exchange for consulting services          --             50,000              --               50,000
July 1995 - Common Stock options exercised - 180,000
    shares at $.05 per share                                     --              9,000              --                9,000
August 1995 - Common stock dividend distributed -3
    shares of Common Stock for each outstanding
    share of Preferred Stock on August 1, 1995
    (435,300 shares)                                             --            230,709          (230,709)              --
October 1995 - Common Stock options exercised-100,000
    shares at $.05 per share                                     --              5,000              --                5,000
January 1996 - issuance of 30,000 shares of Common
    Stock in exchange for consulting services                    --             14,205              --               14,205
February 1996 - issuance of 50,000 shares of
    Convertible Preferred Stock at $4.00 per share            200,000             --                --              200,000
February 1996 - Common Stock warrants exercised-
    145,500 at $.40 per warrant                                  --             58,200              --               58,200
March 1996 - Common Stock warrants exercised-
    125,500 at $.40 per warrant                                  --             50,200              --               50,200
March 1996 - issuance of 300,000 shares of Common
    Stock in exchange for consulting services                    --            183,000              --              183,000
March 1996 - cancellation of 305,000 shares of
    Common Stock                                                 --               --                --                 --
April 1996 - Common Stock warrants exercised -
    264,000 at $.30 per warrant                                  --             79,200              --               79,200
May 1996 - Common Stock warrants exercised -
    381,000 at $.30 per warrant                                  --            114,300              --              114,300
Refund to warrant holders due to the reduction of
    the 1995 Common Stock warrant exercise price
    from $.40 per warrant to $.30 per warrant                    --            (27,100)             --              (27,100)
May 1996 - conversion of 20,175 shares of
    Convertible Preferred Stock to 201,750 shares of
    Common Stock                                             (171,689)         171,689              --                 --
May 1996 - conversion of $41,626 of cumulative
    preferred dividends into 41,626 shares of Common
    Stock at $1.00 per share                                     --             41,626           (41,626)              --
June 1996 - Common Stock warrants exercised -
    2,770,000 at $.30 per warrant                                --            831,000              --              831,000
June 1996 - 130 units (130,000 shares, net of
    offering costs, of Convertible Preferred Stock
    at $10 per share)                                       1,249,264             --                --            1,249,264
Net loss                                                         --               --          (2,451,697)        (2,451,697)
                                                          -----------      -----------       -----------        -----------
Balance, June 30, 1996                                      6,776,132        2,720,201        (7,296,143)         2,200,190

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

                                                   - continued -

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                 Statements of Shareholders' Equity (continued)

                                                                                             Deficit
                                                           Series A                        Accumulated
                                                         Convertible                        During the
                                                          Preferred         Common         Development
                                                            Stock            Stock            Stage              Total
                                                       -------------------------------------------------------------------

April 1997 - conversion of $37,875 of
    cumulative preferred dividends into 45,633
    shares of Common Stock at $.83 per share            $       --       $     37,874       $    (37,874)     $       --
April 1997- issuance of 40,000 shares of Common
    Stock in exchange for consulting services                   --             12,349               --              12,349
May 1997 - 24.7 units (49,400 shares of Convertible
    Preferred Stock at $10,000 per unit, net of
    offering costs)                                          223,034             --                 --             223,034
May 1997 - conversion of 350 shares of Convertible
    Preferred Stock to 4,200 shares of Common Stock           (2,986)           2,986               --                --
May 1997 - conversion of $11,625 of cumulative
    preferred dividends into 11,763 shares of Common
    Stock at $.83 and $1.00 per share                           --             11,625            (11,625)             --
May 1997 - issuance of 40,000 shares of Common Stock
    in exchange for consulting services                         --             14,143               --              14,143
June 1997 - 14.1 units (28,200 shares of Convertible
    Preferred Stock at $10,000 per unit, net of
    offering costs)                                          127,319             --                 --             127,319
June 1997 - conversion of 8,900 shares of
    Convertible Preferred Stock to 106,800 shares of         (75,917)          75,917               --                --
    Common Stock
June1997 - conversion of $39,599 of cumulative
    preferred dividends into 47,711 shares of Common
    Stock at $.83 per share                                     --             39,599            (39,599)             --
June 1997 - issuance of 182,000 shares of Common
    Stock in exchange for consulting services                   --             68,006               --              68,006
June 1997 - Common Stock options exercised - 150,000
    at $.05 per share                                           --              7,500               --               7,500
June 1997 - issuance of Common Stock, in connection
    with convertible security placement (Note 9),
    net of offering costs                                       --            451,169               --             451,169
Net loss                                                        --               --           (3,120,712)       (3,120,712)
                                                        ------------     ------------       ------------      ------------
Balance, June 30, 1997                                  $  7,024,811     $  4,355,334       $(10,534,004)     $    846,141
                                                        ============     ============       ============      ============

See accompanying notes

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                            Statements of Cash Flows

                                                                    Year ended June 30                     January 16, 1992
                                                              --------------------------           (date of inception) through
                                                                1997              1996                     June 30, 1997
                                                              ---------         --------           ----------------------------
Operating activities
Net loss                                                    $(3,120,712)         $(2,451,697)                 $(9,363,671)
Adjustments to reconcile net loss to net
  cash used in operating activities:
       Depreciation and amortization                             97,250               72,016                      195,644
       Provision for losses on equipment                           --                 44,100                      383,756
       Compensation charges incurred in
          connection with the issuance
          of Common Stock and Common Stock
          options                                               277,198              247,205                      626,753
       Changes in operating assets and
          liabilities:
          Accounts receivable                                  (127,318)                --                       (127,318)
          Inventory                                              48,073             (426,391)                    (378,318)
          Prepaid expenses, deposits, and
             other assets                                         9,702              (38,746)                     (43,693)
          Accounts payable                                      172,797              150,252                      574,918
          Accrued expenses                                       (8,332)              10,723                       (2,529)
                                                            -----------          -----------                  -----------

Net cash used in operating activities                        (2,651,342)          (2,392,538)                  (8,134,458)

Investing activities
Purchase of property and equipment                              (17,855)            (112,443)                    (740,960)
Proceeds from sale of property and equipment                       --                  3,539                        3,539
                                                            -----------          -----------                  -----------
Net cash used in investing activities                           (17,855)            (108,904)                    (737,421)

Financing activities
Net proceeds from issuance of Common Stock                    1,141,126            1,013,450                    2,172,287
Net proceeds from issuance of Convertible                         --                   --                             --
    Preferred Stock                                             394,688            2,940,449                    7,350,771
Change in accounts payable and accrued expenses
    relating to the private placement offering                     --                (42,218)                         --
Repayment of principal on capital lease
    obligations                                                  (9,707)              (8,908)                     (18,615)
Repayment of note payable, net                                     --                 (4,166)                      (2,298)
                                                             ----------          -----------                  -----------
Net cash provided by financing activities                     1,526,107            3,898,607                    9,502,145
                                                            -----------          -----------                  -----------
Net (decrease) increase in cash and cash
     equivalents                                             (1,143,090)           1,397,165                      630,266
Cash and cash equivalents at beginning of
     period                                                   1,773,356              376,191                          --
                                                            -----------          -----------                  -----------
Cash and cash equivalents at end of period                  $   630,266          $ 1,773,356                  $   630,266
                                                            ===========          ===========                  ===========

                                                   - continued -

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                      Statements of Cash Flows (continued)


                                                                                                       January 16,1992
                                                                   Year ended June 30            (date of inception) through
                                                                    1997         1996                     June 30, 1997
                                                               -----------   -----------         ----------------------------
Supplemental disclosure of cash flow information

Cash paid during the year for interest                         $   10,549     $    --                   $  103,032
                                                               ==========     =========                 ==========

Conversion of Convertible Preferred Stock to
    Common Stock                                               $  206,009      $ 171,689                $  385,960
                                                               ==========      =========                ==========

Conversion of Cumulative Preferred Dividends to
    Common Stock                                               $  117,149      $  41,626                $  158,775
                                                               ==========      =========                ==========

Common Stock dividend                                          $     --        $ 230,709                $1,011,558
                                                               ==========      =========                ==========

Capital lease obligations incurred                            $   22,200      $  34,338
                                                              ==========      =========

Stock subscription receivable                                 $   60,000      $ 106,350
                                                              ==========      =========

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

Cash Equivalents

Cash equivalents represents all highly liquid investments with original maturities of three months or less. At June 30, 1997 and September 30, 1997 cash equivalents were comprised of a money market fund and certificate of deposit.

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
                                         ==============      ==============

5. Related Party Transactions


At June 30, 1997 and 1996 approximately $27,000 and $14,000 respectively, of the Company's accounts payable are due to several shareholders for various legal and technical services performed.


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

                             USA Technologies, Inc.
                        (A Development Stage Corporation)

                    Notes to Financial Statements (continued)

8. Preferred Stock


The Preferred Stock authorized may be issued from time to time in one or more series, each series with such rights, preferences or restrictions as determined by the Board of Directors. Each share of Series A Preferred Stock shall have the right to ten votes and is convertible at any time into ten shares of Common Stock (each share of Common Stock entitles the holder to one voting right). For the period from March 24, 1997 to December 31, 1997, each share of Series A Preferred Stock is convertible into twelve shares of Common Stock. Series A Convertible Preferred Stock provides for an annual cumulative dividend of $1.50 per share payable to the shareholders of record on February 1 and August 1 of each year. Cumulative unpaid dividends at June 30, 1997 and 1996 amounted to $2,837,086 and $1,758,490 respectively. Cumulative unpaid dividends are convertible into common shares at $1.00 per common share at the option of the shareholder. For the period from March 24, 1997 to December 31, 1997, the cumulative unpaid dividends are convertible into common shares at $.83 per common share. During the years ended June 30, 1997 and 1996, certain holders of the Preferred Stock converted 24,170 and 20,175 shares, respectively, into 273,800 and 201,750 shares of Common Stock, respectively. Certain of these shareholders also converted cumulative preferred dividends of $117,149 and $41,626 respectively, into 133,158 and 41,626 shares of Common Stock at June 30, 1997 and 1996, respectively. The Series A Preferred Stock may be called for redemption at the option of the Board of Directors at any time on and after January 1, 1998 for a price of $11.00 per share plus payment of all accrued and unpaid dividends. In the event of any liquidation, the holders of shares of Series A Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders.

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

     As a requirement to the closure of the Placement, the Company placed an aggregate of 2,500,000 shares of Common Stock in escrow to ensure such shares would be available upon conversion of the Placement by the Purchasers. As the 2,500,000 shares held in escrow were legally issued and outstanding at June 30, 1997, such shares are included in the common shares issued and outstanding in the accompanying balance sheet. Upon conversion by the Purchasers, the Placement and escrow shares will be canceled and the appropriate number of shares of Common Stock will be issued to the Purchasers. During August 1997, $375,000 of the Placement was converted (at varying prices) into 1,377,942 of common shares, and the escrowed shares were reduced to 625,000.

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

The following table summarizes all stock option activity:

                                                                    Exercise
                                        Common Shares Under           Price
                                          Options Granted           Per Share
                                          ---------------           ---------

Balance at June 30, 1993                                -         $         -
    Granted                                       875,000         $       .25
                                               ----------         -----------
Balance at June 30, 1994                          875,000
    Canceled                                     (100,000)        $       .25
    Granted                                     2,290,000         $   .05-.25
                                               ----------         -----------
Balance at June 30, 1995                        3,065,000
    Granted                                       550,000         $       .65
    Exercised                                    (280,000)        $       .05
                                               ----------         -----------
Balance at June 30, 1996                        3,335,000         $   .05-.65
    Granted                                       815,000         $   .25-.65
    Exercised                                    (150,000)        $       .05
    Canceled                                      (29,000)        $       .45
                                               ----------         -----------
Balance at June 30, 1997                        3,971,000         $   .05-.50
                                               ==========         ===========

The price range of outstanding and exercisable options at June 30, 1997 is as follows:



 Option         Options       Weighted Average      Weighted         Options       Weighted Average
Exercise      Outstanding    Remaining Contract     Exercise      Exercisable at      Exercise
 Prices    at June 30, 1997      Life (Yrs.)          Price        June 30, 1997        Price
 ------    ----------------  ------------------      -------      -------------     ---------------
  $0.05           70,000            2.67              $0.05            70,000            $0.05
  $0.25        2,565,000            2.13              $0.25         2,565,000            $0.25
  $0.45        1,236,000            4.27              $0.15           461,000            $0.45
  $0.50          100,000            4.24              $0.50           100,000            $0.50
               ---------                                            ---------
  Total        3,971,000                                            3,196,000
               =========                                            =========

Pro forma information regarding net loss and net loss per common share determined as if the Company had accounted for stock options granted under the fair value method of FASB 123 is as follows:

                                                          June 30,
                                                  1997                1996
                                                  ----                ----
Net loss applicable to common shares as
reported under APB 25:                       ($4,364,007)         ($3,405,997)
Stock option expense per FASB 123            (   137,013)         (    17,776)
                                             -----------          -----------
Pro forma net loss                           ($4,501,020)         ($3,423,773)

Pro forma net loss per common share               ($.21)               ($.23)
Loss per common share as reported                 ($.21)               ($.23)


The fair value for the Company's stock options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years 1997 and 1996; risk-free interest rate of 5.5%; an expected life of 2 years; no expected cash dividend payments on common stock and volatility factors of the expected market price of the Company's common stock, based on historical volatility of 0.765 and 0.978, respectively. The Company's pro forma information reflects the impact of the reduction in price of certain stock options.

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

12. Events (Unaudited) Subsequent to the Date of the Report of Independent Auditors

During the first quarter of fiscal 1998, 1,529,200 and 224,000 of 1997 and 1996-B Common Stock warrants, respectively, were exercised at $.20 per warrant generating total gross proceeds to the Company of $350,640.

During the first quarter of fiscal 1998, certain holders of the Company's Preferred Stock converted 131,220 shares into 1,574,640 shares of Common Stock. Certain of these shareholders also converted cumulative preferred dividends of $528,007 into 637,410 shares of Common Stock.

During September 1997, the Company's Board of Directors reduced the exercise price of the 1995 Common Stock Purchase Warrants and the 1996 Common Stock Purchase Warrants from $.50 to $.25 through October 31, 1997. Thereafter the exercise price will be $.50. Further, the reduced $.20 exercise price of the 1996-B Common Stock Warrants and the 1997 Common Stock Warrants was extended through September 30, 1997. On November 13, 1997 the Company's Board of Directors extended the $.25 Common Stock Purchase Warrant price through October 31, 1997. Thereafter the exercise price will be $.50.

During the period September 1, 1997 through December 1, 1997 an additional $100,000 of the Placement (Note 9) was converted into 396,391 shares of the Company's Common Stock.

During November 1997, the Company entered into a new Employment and Non-Competition Agreement (the Employment Agreement) with the Company's President through June 30, 2000, and providing for a base annual salary of $100,000. The Employment Agreement is automatically renewed annually thereafter unless cancelled by either the President or the Company. In connection with the Employment Agreement, the President cancelled an aggregate of 4,365,000 shares of Common Stock held in escrow in accordance with the terms as described in Note 11.

The Employment Agreement also granted the President in the event of a "USA Transaction", irrevocable and fully vested stock rights equal to that number of shares of Common Stock that when issued to him equals five percent of all of the then issued and outstanding shares of the Company's Common Stock. The President is not required to pay any additional compensation for such shares. The stock rights have no expiration and are not affected by the Presidents termination of employment. The term USA Transaction is defined as (i) the acquisition of fifty-one percent or more of the then outstanding voting securities of the Company or
(ii) the approval by shareholders of the Company of a reorganization, merger, consolidation, liquidation, or dissolution of the Company, or the sale, transfer, or other disposition of all or substantially all of the assets of the Company.

On January 16, 1998, the Board of Directors approved a private placement offering to be conducted pursuant to Regulation D promulgated under the Act for up to $700,000 of the Company's securities. The offering would consist of up to 70 units at $10,000 each, with each unit consisting of 2,000 shares of Preferred Stock and 50,000 1998-A Warrants. The 1998-A Warrants enable the holder to purchase one share of Common Stock for 5.15 on or before June 1, 1998, and for
5.40 thereafter. The Company anticipates the offering would commence on or about January 28, 1998, and would terminate on or before February 28, 1998.

                                   PART III

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

         The Company paid to William W. Sellers the amount of $76,600 for consulting services rendered by Mr. Sellers to the Company during the fiscal year ended June 30, 1996. Mr. Sellers' consulting services consisted of advising and assisting the Company with a variety of business matters including but not limited to, general operations of the business, expansion of its product line, and identification of new business directions.

         The Company paid to Peter G. Kapourelos the amount of $22,000 for consulting services rendered by Mr. Kapourelos to the Company during the fiscal year ended June 30, 1996. Mr. Kapourelos' services consisted of assisting the Company in connection with investor and public relations.


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

     At June 30, 1997 and 1996 and December 31, 1996, approximately $27,000, $14,000 and $30,000, respectively, of the Company's accounts payable are due to several shareholders for various legal and technical services performed. The several shareholders consisted of Lurio & Associates, Ratner and Prestia, and James Czeckner. The law firms (Lurio & Associates and Ratner & Prestia) provided legal services to the Company and Mr. Czeckner provided software consulting services to the Company.

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

            10.47 Joint Venture Agreement dated September 24, 1997 between the Company and Mail Boxes Etc.

            10.48 Employment and Non-Competition Agreement dated November 20, 1997 by and between the Company and George R. Jensen, Jr. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 26, 1997).

            10.49 Agreement between the Company and Promus Hotels, Inc. dated May 8, 1997.

            10.50 Agreement between the Company and Choice Hotels International, Inc. dated April 24, 1997.

            10.51 Agreement between the Company and PNC Merchant Services dated July 18, 1997.

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


Signatures                                  Title                                       Date
----------                                  -----                                       ----
/s/ George R. Jensen, Jr.      Chairman of the Board,                            February 11, 1998
----------------------------   President and Chief
George R. Jensen, Jr.          Executive  Officer
                               (Principal and Chief
                               Executive Officer)

/s/ Leland P. Maxwell          Senior Vice President, Chief
----------------------------   Financial Officer,                                February 11, 1998
Leland P. Maxwell              Treasurer (Principal
                               Accounting Officer)


/s/ Stephen P. Herbert         Executive Vice President-Chief Operating          February 11, 1998
----------------------------   Officer, Director
Stephen P. Herbert


/s/ Keith L. Sterling          Executive Vice President-Systems and              February 11, 1998
----------------------------   Chief Information Officer,
Keith L. Sterling              Secretary Director



/s/ William W. Sellers         Director                                          February 11, 1998
----------------------------
William W. Sellers


/s/ Peter G. Kapourelos        Director                                          February 11, 1998
----------------------------
Peter G. Kapourelos


                               Director                                          February   , 1998
----------------------------
Henry B. duPont Smith


/s/ William L. Van Alen, Jr.   Director                                          February 11, 1998
----------------------------
William L. Van Alen, Jr.
