Form 10QSB
period 1997-12-31
USA TECHNOLOGIES INC
filed 1998-02-17
CIK 896429

                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549


                                  FORM 1O-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            December  31, 1997
                              ------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

                        Commission file number 33-70992

                            USA Technologies, Inc.
                            ----------------------
       (Exact name of small business issuer as specified in its charter)


Pennsylvania                                                                        23-2679963
------------                                                                        ----------
(State or other jurisdiction of incorporation                          (I.R.S. employer Identification No.)
                    or organization)

200 Plant Avenue, Wayne, Pennsylvania                                              19087
-------------------------------------                                              -----
(Address of principal executive offices)                                        (Zip Code)

Registrant's telephone number, area code first.                               (610)-989-0340
                                                                              --------------


Check whether the Registrant has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

As of February 9, 1998, there were 35,029,343 shares of Common Stock, no par value, and 555,872 shares of Series A Convertible Preferred Stock, no par value, outstanding.

                            USA TECHNOLOGIES, INC.


                                     INDEX


                                                                      PAGE NO.

Part I - Financial Information

         Item 1. Financial Statements

         Balance Sheets - December 31, 1997 and June 30, 1997                1

         Statements of Operations - Three and six months ended               2
         December 31, 1997 and 1996

         Statement of Shareholders' Equity - December 31, 1997               3

         Statements of Cash Flows - Six months ended                         4
         December 31, 1997  and 1996

         Notes to Financial Statements                                       5

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 7

Part II - Other Information

         Item 5.  Other Information                                          10

         Item 6.  Reports on Form 8-K                                        10

                            USA Technologies, Inc.


                       (A Development Stage Corporation)





                                Balance Sheets





                                                              December 31,         June 30,
                                                                  1997               1997
                                                              ------------       ------------
  ASSETS:
Current Assets:                                                (Unaudited)
  Cash and cash equivalents ............................      $    274,582            630,266
  Accounts receivable less allowance for uncollectible
    accounts of $22,609 at December 31, 1997 (unaudited)           284,815            127,318
    and $19,345 at June 30, 1997
  Inventory ............................................           516,530            378,318
  Stock subscriptions receivable .......................                               60,000
  Prepaid expenses and deposits ........................            15,323             15,670
                                                              ------------       ------------
Total current assets ...................................         1,091,250          1,211,572

Property and equipment, at cost, net of accumulated
  depreciation of $225,823 at December 31, 1997 ........           128,186            178,457
  (unaudited) and $174,829 at June 30, 1997
Other assets ...........................................            23,950             20,250
                                                              ------------       ------------
Total assets ...........................................      $  1,243,386          1,410,279
                                                              ============       ============

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable .....................................      $    500,369            474,646
  Accrued expenses .....................................           228,369             46,742
  Current obligations under capital leases .............            20,414             18,270
                                                              ------------       ------------
Total current liabilities ..............................           749,152            539,658

  Obligations under capital leases,less current portion             13,707             24,480
                                                              ------------       ------------
Total liabilities ......................................           762,859            564,138

Shareholders' equity:
Preferred stock,no par value:
  Authorized shares -1,200,000
  Series A Convertible issued and outstanding shares -
  555,872 at December 31,1997 (unaudited) and 861,205 at
  June 30, 1997 (Liquidation preference of $7,881,516 at         4,533,703          7,024,811
  December 31, 1997 - unaudited)
Common stock, no par value:
  Authorized shares - 55,000,000
  Issued and outstanding shares - 34,989,343 at December
  31, 1997 (unaudited) and 29,969,934 at June 30,1997 ..         9,043,768          4,355,334
Deficit accumulated during the development stage .......       (13,096,944)       (10,534,004)
                                                              ------------       ------------
Total shareholders' equity .............................           480,527            846,141
                                                              ------------       ------------
Total liabilities and shareholders' equity .............      $  1,243,386          1,410,279
                                                              ============       ============

                           (See accompanying notes)

                            USA Technologies, Inc.
                       (A Development Stage Corporation)

                           Statements of Operations


                                          Three months ended              Six months ended              Date of Inception Through
                                             December 31,                   December 31,              ----------------------------
                                       ------------------------      -------------------------        December 31,        June 30,
                                         1997           1996            1997            1996             1997              1997
                                       --------      ----------      ----------      ----------       -----------       ----------
                                     (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)       (Unaudited)
Revenues:
  Equipment sales ..................   $309,411         $70,572        $619,722         $89,463        $1,110,336         $490,614
  License fees .....................     58,638          26,699         102,740          46,943           283,556          180,816
  Other ............................          0           5,233           9,342          17,236             9,342                0
                                     ----------      ----------      ----------      ----------       -----------       ----------
Total revenues .....................    368,049         102,504         731,804         153,642         1,403,234          671,430
                                     ----------      ----------      ----------      ----------       -----------       ----------
Expenses:
  Cost of sales ....................    256,497          55,656         549,137          64,885         1,074,227          525,090
  General and administrative .......    490,780         721,492         891,918       1,159,526         6,150,606        5,258,688
  Compensation .....................    340,858         272,990         648,075         524,120         4,194,309        3,546,234
  Depreciation and amortization ....     25,497          23,261          50,994          46,522           246,638          195,644
  Provision for losses on equipment         --           31,705             --           31,705           400,715          400,715
  Costs incurred in connection with
  abandoned private placement ......        --              --              --              --             50,000           50,000
  Interest expense (income) ........     (2,612)         10,211          (4,824)         12,021            53,906           58,730
                                     ----------      ----------      ----------      ----------       -----------       ----------
Total expenses .....................  1,111,020       1,115,315       2,135,300       1,838,779        12,170,401       10,035,101
                                     ----------      ----------      ----------      ----------       -----------       ----------
Net loss. ..........................   (742,971)     (1,012,811)     (1,403,496)     (1,685,137)      (10,767,167)      (9,363,671)
                                     ----------      ----------      ----------      ----------       ===========       ==========
Cumulative preferred dividends .....        --              --         (645,154)            --
Other adjustments ..................   (151,298)            --         (586,420)       (597,019)
                                     ----------      ----------      ----------      ----------

Loss applicable to common shares ...  ($894,269)    ($1,012,811)    ($2,635,070)    ($2,282,156)
                                     ==========      ==========      ==========      ==========

Loss per common share ..............     ($0.03)         ($0.05)         ($0.08)         ($0.12)
                                         ======          ======          ======          ======
Weighted average number of
  common shares outstanding ........ 34,734,876      19,722,421      33,193,774      19,190,699
                                     ==========      ==========      ==========      ==========


                           (See accompanying notes)

                            USA Technologies, Inc.
                       (A Development Stage Corporation)

                       Statement of Shareholders' Equity
                                  (Unaudited)

                                                                                                   Deficit
                                                                 Series A                        Accumulated
                                                               Convertible                        During the
                                                                Preferred        Common          Development
                                                                  Stock           Stock              Stage               Total
                                                              ------------------------------------------------------------------
Balance, June 30, 1997                                         $7,024,811      $4,355,334        ($10,534,004)          $846,141

    July 1997-issuance of 40,000 shares
       of Common Stock in exchange for
       consulting services ...............................                         14,355                                 14,355
    July 1997-conversion of 1,000 shares of
       Convertible Preferred Stock to 12,000
       shares of Common Stock. ...........................         (8,157)          8,157                                    --
    July 1997-conversion of $1,500 of
       cumulative preferred dividends into 1,807
       shares of Common Stock at $.83 per share                                     1,500              (1,500)               --
    July 1997- Common Stock warrants
       exercised-21,200 at $.20 per warrant                                         4,240                                  4,240
    August 1997- Common Stock warrants
       exercised-986,000 at $.20 per warrant,
       net of offering costs                                                      185,617                                185,617
    August 1997-conversion of 49,465 shares
       of Convertible Preferred Stock to 593,580
       shares of Common Stock. ...........................       (403,480)        403,480                                    --
    August 1997-conversion of $220,485 of
       cumulative preferred dividends into 266,903
       shares of Common Stock at $.83 per share                                   220,485            (220,485)               --
    September 1997- Common Stock warrants
       exercised-40,000 at $.25 per warrant                                        10,000                                 10,000
    September 1997- Common Stock warrants
       exercised-746,000 at $.20 per warrant, net
       of offering costs                                                          118,622                                118,622
    September 1997-Common Stock options exercised-
       70,000 at $.05                                                               3,500                                  3,500
    September 1997-conversion of 80,755 shares
       of Convertible Preferred Stock to 969,060
       shares of Common Stock. ...........................       (658,711)        658,711                                    --
    September 1997-conversion of $306,022 of
       cumulative preferred dividends into 368,700
       shares of Common Stock at $.83 per share                                   306,022            (306,022)               --
    October 1997- Common Stock warrants
       exercised-1,814,000 at $.25 per warrant                                    453,500                                453,500
    October 1997- Common Stock warrants
       exercised-1,099,800 at $.20 per warrant                                    219,960                                219,960
    October 1997-issuance of 5,333 shares of Common Stock
       in exchange for consulting services................                          2,754                                  2,754
    October 1997-conversion of 17,280 shares
       of Convertible Preferred Stock to 207,360
       shares of Common Stock ............................      (141,004)         141,004                                    --
    October 1997-conversion of $65,353 of
       cumulative preferred dividends into 78,739
       shares of Common Stock at $.83 per share                                    65,353              (65,353)              --
    November 1997-cancellation of 4,365,000 shares of
       Common Stock by the President of the Company ......           --               --                   --                --
    November 1997-issuance of 10,667 shares
       of Common Stock in exchange for
       consulting services ...............................                          4,462                                  4,462
    November 1997-conversion of 9,390 shares
       of Convertible Preferred Stock to 112,680
       shares of Common Stock ............................       (76,622)          76,622
    November 1997-conversion of $43,132 of
       cumulative preferred dividends into 51,966
       shares of Common Stock at $.83 per share                                    43,132              (43,132)              --
    December 1997-issuance of 64,000 shares
       of Common Stock in exchange for
       consulting services ...............................                         18,307                                 18,307
    December 1997-conversion of 147,443 shares
       of Convertible Preferred Stock to 1,769,316
       shares of Common Stock. ...........................    (1,203,134)       1,203,134                                    --
    December 1997-conversion of $522,952 of
       cumulative preferred dividends into 630,062
       shares of Common Stock at $.83 per share                                   522,952             (522,952)              --
    December 1997-issuance of 9,500 shares
       of Common Stock to employees as compensation                                 2,565                                  2,565

    Net loss .............................................                                           (1,403,496)      (1,403,496)
                                                              ----------       ----------          ------------         --------
Balance, December 31, 1997                                    $4,533,703       $9,043,768          ($13,096,944)        $480,527
                                                              ==========       ==========            ==========       ==========

                           (See accompanying notes)

                            USA Technologies, Inc.
                       (A Development Stage Corporation)

                           Statements of Cash Flows





                                                                      Six months ended
                                                                         December 31,
                                                               -----------------------------
                                                                   1997              1996
                                                               -----------       -----------
                                                               (Unaudited)       (Unaudited)

OPERATING ACTIVITIES
         Net loss .......................................      ($1,403,496)      ($1,685,137)
         Adjustments to reconcile net
                        loss to net cash used in
                        operating activities
         Depreciation/amortization ......................           50,994            46,522
         Compensation charges incurred
                        in connection with the issuance
                        of Common Stock..................           42,443           125,500
         Changes in operating assets and liabilities
                        Accounts receivable .............         (157,497)          (39,809)
                        Inventory .......................         (138,212)          (42,694)
                        Prepaid expenses and deposits ...           (3,353)           31,931
                        Accounts payable ................           25,723          (114,956)
                        Accrued expenses ................          181,627             3,346
                                                               -----------       -----------
         Net cash used in operating activities ..........       (1,401,771)       (1,675,297)

INVESTING ACTIVITIES
         Purchase of property and equipment .............             (723)          (40,766)
                                                               -----------       -----------
         Net cash used in investing activities ..........             (723)          (40,766)

FINANCING ACTIVITIES
         Net proceeds from issuance of
                        common stock ....................        1,055,439           575,350
         (Repayment)/addition to principal on
                        capital lease obligations .......           (8,629)           20,215
                                                               -----------       -----------
         Net cash provided by financing activities ......        1,046,810           595,565
                                                               -----------       -----------
         Net decrease in cash and cash equivalents ......         (355,684)       (1,120,498)
         Cash and cash equivalents at beginning of period          630,266         1,773,356
                                                               -----------       -----------
         Cash and cash equivalents at end of period .....      $   274,582       $   652,858
                                                               ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
         Capital lease obligations ......................      $      --         $    27,972
                                                               ===========       ===========

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

          As of December 31, 1997, the Company had a total of 408 control systems in the field, distributed as follows: 247 Business Express(TM) control systems, 42 Copy Express(TM) control systems, 36 Debit Express(TM) control systems, 21 Fax/Printer Express(TM) control systems, and 62 Public PC(TM) control systems located at various hotels and libraries throughout the United States and Canada.

2.       Accounting Policies

         Interim Financial Information

         The financial statements and disclosures included herein for the three and six months ended December 31, 1997 and 1996 and from the date of inception through December 31, 1997 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments consisting of adjustments of a normal and recurring nature which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and the results of its operations and cash flows.

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

             Loss per common share is calculated based on the weighted average number of common shares outstanding during the periods. In calculating basic and fully diluted earnings per share, no exercise of stock options, purchase rights, stock purchase warrants, or the conversion of preferred stock and cumulative preferred dividends was assumed because the exercise or conversion of these securities would be antidilutive, in both calculations.

3.          Stock Options, Warrants and Purchase Rights

         As of December 31, 1997, there was a total of 157,300 Common Stock purchase rights outstanding at a price of $1.00 per share. As of December 31, 1997 there was a total of 4,051,000 options outstanding to purchase Common Stock at exercise prices ranging from $.25 to $.50 per share, of which 3,526,000 were vested. All of the options and purchase rights granted were issued at or above fair market value on the date of grant.

         There are also 1,100,000 shares of Common Stock issuable upon exercise of warrants issued to affiliates and/or consultants to GEM Advisors, Inc. in June 1997; 15,000 shares of Common Stock issuable upon exercise of the 1997 warrants issued in 1997; 6,000 shares of Common Stock issuable upon exercise of the 1996-B warrants issued in January and February 1997; 864,000 shares of Common Stock issuable upon exercise of the 1996 warrants issued in 1996; and 694,000 shares of Common Stock issuable upon exercise of the 1995 warrants issued in 1995.


4.       Escrow and Cancellation Arrangements

         As of June 30, 1997, at the request of the Pennsylvania Securities Commission, the President had agreed to place in escrow 7,593,000 shares of Common Stock, of which 4,365,000 were subject to cancellation if certain events did not occur on or before June 30, 1998. On November 20, 1997, the President cancelled the 4,365,000 shares which had been in escrow, and the remaining 3,228,000 shares held in escrow were returned to the President.

 5.         Private Placement

         On January 29, 1998 the Company commenced a private placement offering of 70 units at a price of $10,000 per unit, with each unit consisting of 2,000 shares of Series A Convertible Preferred Stock and 50,000 1998 Common Stock Purchase Warrants. The offering will terminate on February 28, 1998, unless extended by the Company for up to 90 additional days. Through February 16, 1998, 46.7 units have been purchased, generating gross proceeds to the Company of $467,000.



Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

         Since its inception in January 1992, the Company, a development stage corporation, has been engaged largely in research and development activities focused on designing, developing, and marketing its credit card activated control systems. From inception through December 31, 1997, the Company has had operating revenues of $1,403,234 and has generated funds primarily through the sale of its securities. As of December 31, 1997, the Company has received, net of expenses of such sales, the amount of $5,534,547 in connection with private placements, $2,698,847 from the exercise of Common Stock purchase warrants and options, and $2,345,104 in connection with its initial public offering. The Company has incurred operating losses since its inception through December 31, 1997 of $10,767,167 and such losses are expected to continue at least through the quarter ended September 30, 1998.

Results of Operations

         The fiscal quarter ended December 31, 1997 resulted in a net operating loss of $742,971 compared to a net loss of $1,012,811 for the comparable fiscal quarter ended December 31, 1996. On an overall basis these continuing losses reflect the development stage nature of the Company. Losses are projected to continue until sufficient revenue is generated from various applications of the Company's proprietary technology.

         Revenue from operations was $368,049 compared to $102,504 from the previous year's fiscal quarter. This $265,545 improvement reflects the Company's revised strategy of selling its proprietary equipment as opposed to relying primarily on licensing and transaction processing revenues. Of the total revenues, equipment sales totaled $309,411, an increase of $238,839 over the same period last year. Licensing and processing revenue increased to $58,638 from $26,699 for the same period during the prior year, an increase of 120%. Despite this revenue increase and change in approach to marketing its products, revenue is still well below the level required for the Company to be profitable.

         Cost of sales for the period included labor and equipment of $256,497 which represented an increase of $200,841 over the same period during the prior year, and is directly attributable to the increase in equipment sales.

         General and administrative expenses of $490,780 decreased by $230,712 or 32% from the second quarter last year. Reduced consultant fees, product development costs, advertising and promotional expenses contributed to the decrease.

         Compensation expense of $340,858 increased by 25% due to permanent and higher personnel requirements in all areas of the Company. Depreciation and amortization expense increased nominally from $23,261 to $25,497, reflecting the increased depreciable capital asset base.

           The six month period ended December 31, 1997 resulted in a net loss of $1,403,496, compared to a net loss of $1,685,137 from the same period last year. Net revenue increased to $731,804 from $153,642 for the same period last year. Total expenses rose to $2,135,300 from $1,838,779, reflecting an increase in cost of sales and compensation offset by reductions in general and administrative expenses.

Plan of Operations

         As of December 31, 1997, the Company had a total of 408 control systems in the field, distributed as follows: 247 Business Express(TM) control systems, 42 Copy Express(TM) control systems, 36 Debit Express(TM) control systems, 21 Fax/Printer Express(TM) control systems, and 62 Public PC(TM) control systems located at various hotels and libraries throughout the United States and Canada. The total license fee revenues received by the Company from these systems has been increasing but is still well below the level required to achieve profitability.

         During the past six months the Company continued to emphasize the resale of equipment utilizing the company's control systems rather than the revenue sharing arrangements previously employed. The Company still retains all rights to software and proprietary technology which it licenses to location operators for their exclusive use. This shift in approach reduces the Company's dependency on licensing revenues and simultaneously reduces the Company's capital asset requirements.

         The Company is marketing its products through its full-time sales staff consisting of four persons, either directly to customer locations or through facility management companies servicing these locations.

         On September 24, 1997, the Company entered into a Joint Venture Agreement with Mail Boxes Etc. ("MBE"), the leading franchisor of postal, business, and communications retail service centers, with approximately 3,000 locations in North America. The joint venture exclusively sells and markets unattended, credit card activated business centers under the name MBE Business Express(TM) to the hospitality industry, travel industry, convention centers, colleges, universities, supermarkets, banks, military, convenience stores, and mass merchandisers located in the United States. In addition, MBE has ordered 195 TransAct(TM) control boxes from the Company to be used by MBE franchises for their in-store computer workstations. As of December 31, 1997, all of these control boxes have been shipped to MBE, generating gross revenues of approximately $140,000.

         On February 17, 1998, Prime Hospitality Corp. ("Prime") entered into an agreement with the joint venture formed by the Company and MBE (the "Joint Venture") pursuant to which Prime would purchase 100 MBE Business Express(TM) units for installation at Prime's owned and managed hotels. The agreement provides that Prime would purchase the first six units on a trial basis. If the 90-day trial period is successful, then Prime would order the remaining 94 units. If the trial period is not successful, Prime would not purchase any additional units and the Joint Venture would repurchase the initial six units from Prime at the price originally paid by Prime. The agreement provides for a purchase price of approximatley $1.3 million for all 100 units.


Liquidity and Capital Resources

         For the six month period ended December 31, 1997, there was a net decrease in cash of $355,684. This was attributable to using $1,401,771 for operating activities, partially offset by net proceeds of $1,055,439 raised through the exercise of Common Stock purchase warrants. As of December 31, 1997, total cash on hand was $274,582, and working capital was approximately $342,098 of which $516,530 was invested in inventory.

         On September 11, 1997, the Company's Board of Directors decided to maintain the exercise price of the 1996-B and 1997 Common Stock purchase warrants at $.20 through September 30, 1997 (rather than only through August 31, 1997 as previously provided). On November 13, 1997, the Company's Board of Directors decided to maintain the exercise price of the 1996-B and 1997 Common Stock purchase warrants at $.20 through October 31, 1997 (rather than September 30, 1997 as revised above). During the six months ended December 31, 1997, 368,000 1996-B and 1,585,000 1997 Common Stock purchase warrants were exercised for gross proceeds to the Company of $390,600.

         On September 11, 1997, the Board of Directors approved a temporary reduction in the exercise price of the 1995 and 1996 Common Stock purchase warrants from $.50 to $.25 during the period of September 11, 1997 through October 31, 1997. During the six month period ending December 31, 1997, a total of 720,000 1995 and 1,134,000 1996 Common Stock purchase warrants were exercised, providing gross proceeds of $463,500 to the Company.

         During the six months ended December 31, 1997, GEM Management Limited, an affiliate of GEM Advisors, Inc., exercised Common Stock purchase warrants for 900,000 shares of Common Stock at an exercise price of $.20 per share generating gross proceeds of $180,000.

         The Company believes that the above warrant proceeds, together with money available from the exercise of outstanding options and warrants, plus additional funds to be generated by the private placement approved in January 1998, and increased revenues from its business would be sufficient to fund operations through the quarter ending September 30, 1998. There can be no assurance that any such additional sales of securities could be made by the Company or that increased revenues would result from its business. In such event, the Company may cease to be a going concern or may have to reduce its operations or operating procedures.








Part II - Other information

Items 1, 2, 3, and 4 are not applicable.



Item 5.  Other Information

         During the quarter ended December 31, 1997, the holders of the remaining $70,000 of the $500,000 of Convertible Securities which were issued by the Company in June 1997 converted their Convertible Securities into 347,219 shares of Common Stock.

         In connection with the issuance of such Convertible Securities, the Company had issued 2,500,000 shares of Common Stock in escrow so that such shares would be available to the holders of the Convertible Securities upon conversion thereof. Following the conversions referred to above, no shares remain in escrow, and a total of 1,915,736 shares of Common Stock have been issued.

         At June 30, 1997, all 2,500,000 shares held in escrow were considered issued and outstanding as Common Stock.


Item 6.  Exhibits and Reports on Form 8-K

         On November 26, 1997, the Company filed with the Securities and Exchange Commission a Form 8-K which reported items under Item 5. Other Events and Item 9. Sales of Equity Securities Pursuant to Regulation S.

                                  Signatures



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                            USA TECHNOLOGIES, INC.

Date:  February 17, 1998                    /s/             George R. Jensen, Jr.
                                            ---------------------------------------------------------
                                            George R. Jensen, Jr., President, Chief Executive Officer

Date:   February 17, 1998                   /s/             Leland P. Maxwell
                                            ---------------------------------------------------
                                            Leland P. Maxwell, Senior Vice President,
                                                                   Chief Financial Officer