Form 10QSB
period 1998-03-31
USA TECHNOLOGIES INC
filed 1998-05-12
CIK 896429

                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549


                                  FORM 1O-QSB

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March  31, 1998
                              ---------------------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

                        Commission file number 33-70992

                            USA Technologies, Inc.
                            ----------------------
       (Exact name of small business issuer as specified in its charter)


Pennsylvania                                             23-2679963
------------                                             ----------
(State or other jurisdiction of         (I.R.S. employer Identification No.)
 incorporation or organization)

200 Plant Avenue, Wayne, Pennsylvania                       19087
-------------------------------------                       -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, area code first.        (610)-989-0340
                                                       --------------



Check whether the Registrant has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

As of May 12, 1998, there were 36,504,492 shares of Common Stock, no par value, and 637,536 shares of Series A Convertible Preferred Stock, no par value, outstanding.

                            USA TECHNOLOGIES, INC.


                                     INDEX


                                                                      PAGE NO.

Part I - Financial Information

         Item 1. Financial Statements

         Balance Sheets - March 31, 1998 and June 30, 1997                 1

         Statements of Operations - Three and nine months ended            2
         March 31, 1998 and 1997

         Statement of Shareholders' Equity - March 31, 1998                3

         Statements of Cash Flows - Nine months ended                      5
         March 31, 1998  and 1997

         Notes to Financial Statements                                     6

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               8

Part II - Other Information                                                12

         Item 2.  Changes in Securities                                    12

         Item 5.  Other Information                                        12

         Item 6.  Exhibits amd Reports on Form 8-K                         13

                            USA Technologies, Inc.
                       (A Development Stage Corporation)


                               Balance Sheets

                                                                   March 31,         June 30,
                                                                        1998             1997
      ASSETS:                                                   ------------     ------------
Current Assets:                                                  (Unaudited)
      Cash and cash equivalents ............................    $    421,899          630,266
      Accounts receivable less allowance for uncollectible
         accounts of $22,609 at March 31, 1998 (unaudited)
         and $19,345 at June 30, 1997 ......................         404,988          127,318
      Inventory ............................................         596,330          378,318
      Stock subscriptions receivable .......................              --           60,000
      Prepaid expenses and deposits ........................          20,419           15,670
                                                                ------------     ------------
Total current assets .......................................       1,443,636        1,211,572

Property and equipment, at cost, net of accumulated
      depreciation of $251,320 at March 31, 1998
      (unaudited) and $174,829 at June 30, 1997 ............         102,689          178,457
Other assets ...............................................          23,950           20,250
                                                                ------------     ------------
Total assets ...............................................    $  1,570,275        1,410,279
                                                                ============     ============


      LIABILITIES AND SHAREHOLDERS'  EQUITY
Current liabilities:
      Accounts payable .....................................    $    745,919          474,646
      Accrued expenses .....................................         214,369           46,742
      Current obligations under capital leases .............          21,579           18,270
                                                                ------------     ------------
Total current liabilities ..................................         981,867          539,658

      Obligations under capital leases,less current portion            7,855           24,480
                                                                ------------     ------------
Total liabilities ..........................................         989,722          564,138

Shareholders' equity:
Preferred stock,no par value:
      Authorized shares -1,200,000
      Series A Convertible issued and outstanding shares -
      641,036 at March 31,1998 (unaudited) and 861,205 at
      June 30, 1997 (Liquidation preference of $8,950,669 at
      March 31, 1998 - unaudited) ..........................       4,723,683        7,024,811
Common stock, no par value:
      Authorized shares - 55,000,000
      Issued and outstanding shares - 36,135,242 at March
      31, 1998 (unaudited) and 29,969,934 at June 30,1997 ..       9,836,666        4,355,334
Deficit accumulated during the development stage ...........     (13,979,796)     (10,534,004)
                                                                ------------     ------------
Total shareholders'  equity ................................         580,553          846,141
                                                                ------------     ------------
Total liabilities and shareholders' equity .................    $  1,570,275        1,410,279
                                                                ============     ============

                           (See accompanying notes)

                            USA Technologies, Inc.
                       (A Development Stage Corporation)

                            Statements of Operations


                                            Three months ended              Nine months ended            Date of Inception Through
                                                 March 31,                       March 31,             ----------------------------
                                       ----------------------------    ----------------------------      March 31,       June 30,
                                            1998           1997            1998            1997            1998            1997
                                       ------------    ------------    ------------    ------------    ------------    ------------
                                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Revenues:
   Equipment sales .................   $    477,239    $    102,347    $  1,096,961    $    189,514    $  1,587,575    $    490,614
   License fees ....................         70,969          32,332         173,709          77,441         354,525         180,816
   Other ...........................              0           9,857           9,342          14,039           9,342               0
                                       ------------    ------------    ------------    ------------    ------------    ------------
Total revenues .....................        548,208         144,536       1,280,012         280,994       1,951,442         671,430
                                       ------------    ------------    ------------    ------------    ------------    ------------
Expenses:
   Cost of sales ...................        380,473          93,923         929,610         158,867       1,454,700         525,090
   General and administrative ......        468,044         395,328       1,359,962       1,566,858       6,618,650       5,258,688
   Compensation ....................        320,723         240,802         968,798         732,621       4,515,032       3,546,234
   Depreciation and amortization ...         25,497          28,297          76,491          74,819         272,135         195,644
   Provision for losses on equipment           --            10,440            --            46,541         400,715         400,715
   Costs incurred in connection with
   abandoned private placement .....           --              --             --               --            50,000          50,000
   Interest expense (income) .......         (3,212)          2,760          (8,036)         14,780          50,694          58,730
                                       ------------    ------------    ------------    ------------    ------------    ------------
Total expenses .....................      1,191,525         771,550       3,326,825       2,594,486      13,361,926      10,035,101
                                       ------------    ------------    ------------    ------------    ------------    ------------
Net loss ...........................       (643,317)       (627,014)     (2,046,813)     (2,313,492)    (11,410,484)     (9,363,671)
                                       ------------    ------------    ------------    ------------    ============    ============
Cumulative preferred dividends .....       (464,277)       (577,301)     (1,109,431)     (1,169,452)
Other adjustments ..................        (58,715)           --          (645,135)           --
                                       ------------    ------------    ------------    ------------

Loss applicable to common shares ...   ($ 1,166,309)   ($ 1,204,315)   ($ 3,801,379)   ($ 3,482,944)
                                       ============    ============    ============    ============

Loss per common share ..............   ($      0.03)   ($      0.05)   ($      0.11)   ($      0.17)
                                       ============    ============    ============    ============
Weighted average number of
   common shares outstanding .......     36,094,736      21,960,852      34,160,761      20,114,083
                                       ============    ============     ============    ============


                           (See accompanying notes)

                            USA Technologies, Inc.
                       (A Development Stage Corporation)

                        Statement of Shareholders' Equity
                                  (Unaudited)

                                                                                               Deficit
                                                             Series A                      Accumulated
                                                          Convertible                       During the
                                                            Preferred          Common      Development
                                                                Stock           Stock            Stage            Total
                                                          --------------------------------------------------------------
Balance, June 30, 1997                                     $7,024,811      $4,355,334     ($10,534,004)        $846,141

    July 1997-issuance of 40,000 shares
       of Common Stock in exchange for
       consulting services .......................                             14,355                            14,355
    July 1997-conversion of 1,000 shares of
       Convertible Preferred Stock to 12,000
       shares of Common Stock ....................             (8,157)          8,157                              --
    July 1997-conversion of $1,500 of
       cumulative preferred dividends into 1,807
       shares of Common Stock at $.83 per share ..                              1,500           (1,500)            --
    July 1997- Common Stock warrants
       exercised-21,200 at $.20 per warrant ......                              4,240                             4,240
    August 1997- Common Stock warrants
       exercised-986,000 at $.20 per warrant,
       net of offering costs .....................                            185,617                           185,617
    August 1997-conversion of 49,465 shares
       of Convertible Preferred Stock to 593,580
       shares of Common Stock ....................           (403,480)        403,480                              --
    August 1997-conversion of $220,485 of
       cumulative preferred dividends into 266,903
       shares of Common Stock at $.83 per share ..                            220,485         (220,485)            --
    September 1997- Common Stock warrants
       exercised-40,000 at $.25 per warrant ......                             10,000                            10,000
    September 1997- Common Stock warrants
       exercised-746,000 at $.20 per warrant, net
       of offering costs .........................                            118,622                           118,622
    September 1997-Common Stock options exercised-
       70,000 at $.05 ............................                              3,500                             3,500
    September 1997-conversion of 80,755 shares
       of Convertible Preferred Stock to 969,060
       shares of Common Stock ....................           (658,711)        658,711                              --
    September 1997-conversion of $306,022 of
       cumulative preferred dividends into 368,700
       shares of Common Stock at $.83 per share ..                            306,022         (306,022)            --
    October 1997- Common Stock warrants
       exercised-1,814,000 at $.25 per warrant ...                            453,500                           453,500
    October 1997- Common Stock warrants
       exercised-1,099,800 at $.20 per warrant ...                            219,960                           219,960
    October 1997-issuance of 5,333 shares
       of Common Stock in exchange for
       consulting services .......................                              2,754                             2,754
    October 1997-conversion of 17,280 shares
       of Convertible Preferred Stock to 207,360
       shares of Common Stock ....................           (141,004)        141,004                               --
    October 1997-conversion of $65,353 of
       cumulative preferred dividends into 78,739
       shares of Common Stock at $.83 per share ..                             65,353          (65,353)             --

                            USA Technologies, Inc.
                       (A Development Stage Corporation)

                  Statement of Shareholders' Equity (Continued)
                                  (Unaudited)

                                                                                               Deficit
                                                             Series A                      Accumulated
                                                          Convertible                       During the
                                                            Preferred          Common      Development
                                                                Stock           Stock            Stage            Total
                                                          --------------------------------------------------------------

    November 1997-cancellation of 4,365,000 shares
       of Common Stock by the President of the
       Company ...................................               --               --               --               --
    November 1997-issuance of 10,667 shares
       of Common Stock in exchange for
       consulting services .......................                               4,462                             4,462
    November 1997-conversion of 9,390 shares
       of Convertible Preferred Stock to 112,680
       shares of Common Stock .......................         (76,622)          76,622                              --
    November 1997-conversion of $43,132 of
       cumulative preferred dividends into 51,966
       shares of Common Stock at $.83 per share .....                           43,132          (43,132)            --
    December 1997-issuance of 64,000 shares
       of Common Stock in exchange for
       consulting services ..........................                           18,307                            18,307
    December 1997-conversion of 147,443 shares
       of Convertible Preferred Stock to 1,769,316
       shares of Common Stock .......................      (1,203,134)       1,203,134                              --
    December 1997-conversion of $522,952 of
       cumulative preferred dividends into 630,062
       shares of Common Stock at $.83 per share .....                          522,952         (522,952)            --
    December 1997-issuance of 9,500 shares
       of Common Stock to employees as compensation .                            2,565                             2,565
    January 1998-issuance of 124,000 shares of
       Convertible Preferred Stock at $5.00 per share
       less offering costs of $28,830 ...............         591,170                                            591,170
    January 1998-issuance of 40,000 shares
       of Common Stock in exchange for
       consulting services ..........................                           11,576                            11,576
    January 1998-conversion of 60,836 shares
       of Convertible Preferred Stock to 730,529
       shares of Common Stock .......................        (492,505)         492,505                              --
    January 1998-conversion of $223,785 of
       cumulative preferred dividends into 271,852
       shares of Common Stock at $.83 per share .....                          223,785         (223,785)            --
    February 1998-issuance of 26,000 shares of
       Convertible Preferred Stock at $5.00 per share
       less offering costs of $6,045 ................         123,955                                            123,955
    February 1998-issuance of 40,000 shares
       of Common Stock in exchange for
       consulting services ..........................                           14,871                            14,871
    February 1998-conversion of 3,000 shares
       of Convertible Preferred Stock to 32,000
       shares of Common Stock .......................         (24,480)          24,480                              --
    February 1998-conversion of $12,750 of
       cumulative preferred dividends into 13,518
       shares of Common Stock at $.83/$1.00 per share                           12,750          (12,750)            --
    March 1998-issuance of 5,000 shares
       of Common Stock in exchange for
       consulting services ..........................                            1,771                             1,771
    March 1998-conversion of 1,000 shares
       of Convertible Preferred Stock to 10,000
       shares of Common Stock .......................          (8,160)           8,160                              --
    March 1998-conversion of $3,000 of
       cumulative preferred dividends into 3,000
       shares of Common Stock at $1.00 per share ....                            3,000           (3,000)            --

    Net loss ........................................                                        (2,046,813)      (2,046,813)
                                                         ------------     ------------     ------------     ------------
Balance, March 31, 1998 .............................    $  4,723,683     $  9,836,666     ($13,979,796)    $    580,553
                                                         ============     ============     ============     ============



                           (See accompanying notes)

                            USA Technologies, Inc.
                       (A Development Stage Corporation)

                           Statements of Cash Flows

                                                                  Nine months ended
                                                                      March 31,
                                                             ---------------------------
                                                                 1998            1997
                                                             -----------     -----------
                                                             (Unaudited)     (Unaudited)
OPERATING ACTIVITIES
         Net loss .......................................    ($2,046,813)    ($2,313,492)
         Adjustments to reconcile net
                        loss to net cash used in
                        operating activities
         Depreciation/amortization ......................         76,491          74,819
         Compensation charges incurred
                        in connection with the issuance
                        of Common Stock .................         70,661         182,700
         Changes in operating assets and liabilities
                        Accounts receivable .............       (277,670)       (135,443)
                        Inventory .......................       (218,012)          5,631
                        Prepaid expenses and deposits ...         (8,449)         32,048
                        Accounts payable ................        271,273         (49,216)
                        Accrued expenses ................        167,627          59,703
                                                             -----------     -----------
         Net cash used in operating activities ..........     (1,964,892)     (2,143,250)

INVESTING ACTIVITIES
         Purchase of property and equipment .............           (723)        (17,856)
                                                             -----------     -----------
         Net cash used in investing activities ..........           (723)        (17,856)

FINANCING ACTIVITIES
         Net proceeds from issuance of
                        common stock ....................      1,055,439         682,456
         Net proceeds from issuance of
                        convertible preferred stock .....        715,125          93,500
         Repayment of capital lease obligations .........        (13,316)         (6,272)
                                                             -----------     -----------
         Net cash provided by financing activities ......      1,757,248         769,684
                                                             -----------     -----------
         Net decrease in cash and cash equivalents ......       (208,367)     (1,391,422)
         Cash and cash equivalents at beginning of period        630,266       1,773,356
                                                             -----------     -----------
         Cash and cash equivalents at end of period .....    $   421,899     $   381,934
                                                             ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
         Capital lease obligations ......................    $      --       $    32,762
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

         On September 24, 1997, the Company entered into a Joint Venture Agreement with Mail Boxes Etc. ("MBE"), the leading franchisor of postal, business, and communications retail service centers, with approximately 3,000 locations in North America. The joint venture ("MBE Joint Venture") exclusively sells and markets unattended, credit card activated business centers under the name MBE Business Express(TM) to the hospitality industry, travel industry, convention centers, colleges, universities, supermarkets, banks, military, convenience stores, and mass merchandisers located in the United States.

          As of March 31, 1998, the Company had a total of 514 control systems in the field, distributed as follows: 331 Business Express(TM) control systems, 43 Copy Express(TM) control systems, 36 Debit Express(TM) control systems, 22 Fax/Printer Express(TM) control systems, and 81 Public PC(TM) control systems located at various hotels and libraries throughout the United States and Canada.

2.       Accounting Policies

         Interim Financial Information

         The financial statements and disclosures included herein for the three and nine months ended March 31, 1998 and 1997 and from the date of inception through March 31, 1998 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments consisting of adjustments of a normal and recurring nature which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and the results of its operations and cash flows.

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

         Loss per Common Share

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which was adopted by the Company during the quarter ended December 31, 1997. The loss per common share is calculated based on the weighted average number of common shares outstanding during the periods. In calculating basic and diluted earnings(loss) per share, no exercise of stock options, purchase rights, stock purchase warrants, or the conversion of preferred stock and cumulative preferred dividends was assumed because the exercise or conversion of these securities would be antidilutive, in both calculations.

3.       Stock Options, Warrants and Purchase Rights

         As of March 31, 1998, there was a total of 157,300 Common Stock purchase rights outstanding at a price of $1.00 per share. As of March 31, 1998, there was a total of 4,051,000 options outstanding to purchase Common Stock at exercise prices ranging from $.25 to $.50 per share, of which 3,676,000 were vested. As of March 31, 1998, all of the options and purchase rights granted were issued at or above fair market value on the date of grant.

         There are also 3,750,000 shares of Common Stock issuable upon exercise of the 1998 warrants issued in January and February 1998; 1,100,000 shares of Common Stock issuable upon exercise of warrants issued to affiliates and/or consultants of GEM Advisors, Inc. in June 1997; 15,000 shares of Common Stock issuable upon exercise of the 1997 warrants issued in 1997; 6,000 shares of Common Stock issuable upon exercise of the 1996-B warrants issued in January and February 1997; 864,000 shares of Common Stock issuable upon exercise of the 1996 warrants issued in 1996; and 694,000 shares of Common Stock issuable upon exercise of the 1995 warrants issued in 1995.

         On April 13, 1998, the Board of Directors authorized reductions in the exercise price of stock options and purchase rights held by certain shareholders. A total of 1,500,000 stock options which were granted at prices from $.25 to $.45 were reduced to prices from $.10 to $.15, and a total of 157,300 purchase rights granted at $1.00 were reduced to $.25.

4.       Escrow and Cancellation Arrangements

         As of June 30, 1997, at the request of the Pennsylvania Securities Commission, the President had agreed to place in escrow 7,593,000 shares of Common Stock, of which 4,365,000 were subject to cancellation if certain events did not occur on or before June 30, 1998. On November 20, 1997, the President cancelled the 4,365,000 shares which had been in escrow, and the remaining 3,228,000 shares held in escrow were returned to the President. At the request of the Pennsylvania Securities Commission, the President agreed that all of the shares released to him shall not be sold, pledged, hypothecated or transferred, directly or indirectly, by him through June 30, 1998, as stated in the escrow agreement. In addition, any additional shares of Common Stock, of which the President shall acquire beneficial and/or record ownership during such period of time, whether by exercise of options, warrants, or otherwise (including a right of conversion), shall be subject to such agreement.

5.       Private Placement

         On March 5, 1998 the Company completed a private placement offering of 75 units of Series A Convertible Preferred Stock at a price of $10,000 per unit, generating net proceeds to the Company of approximately $715,000. Each unit of the offering consisted of 2,000 shares of Series A Convertible Preferred Stock and 50,000 1998 Common Stock Purchase Warrants. The 1998 Warrants enable the holder to purchase one share of Common Stock for $.15 on or before June 1, 1998 and for $.40 through March 5, 2003.


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

         Since its inception in January 1992, the Company, a development stage corporation, has been engaged largely in research and development activities focused on designing, developing, and marketing its credit card activated control systems. From inception through March 31, 1998, the Company has had operating revenues of $1,951,442 and has generated funds primarily through the sale of its securities. As of March 31, 1998, the Company has received, net of expenses of such sales, the amount of $6,249,672 in connection with private placements, $2,698,847 from the exercise of Common Stock purchase warrants and options, and $2,345,104 in connection with its initial public offering. The Company has incurred operating losses since its inception through March 31, 1998 of $11,410,484 and such losses are expected to continue at least into the quarter ended December 31, 1998.

Results of Operations

         The fiscal quarter ended March 31, 1998 resulted in a net operating loss of $643,317 compared to a net loss of $627,014 for the comparable fiscal quarter ended March 31, 1997. On an overall basis these continuing losses reflect the development stage nature of the Company. Losses are projected to continue until sufficient revenue is generated from various applications of the Company's proprietary technology as well as equipment sales.

         Revenue from operations was $548,208 compared to $144,536 from the previous year's fiscal quarter. This $403,672 improvement reflects the success of the Company's sales efforts and the increasing marketplace acceptance of the Company's products. Of the total revenues, equipment sales totaled $477,239, an increase of $374,892 over the same period last year. License fees increased to $70,969 from $32,332 for the same period during the prior year, an increase of 120%. Despite these gains, revenue is still well below the level required for the Company to be profitable.

         Cost of sales for the period included labor and equipment of $380,473 which represented an increase of $286,550 over the same period during the prior year, and is directly attributable to the increase in equipment sales.

         General and administrative expenses of $468,044 increased by $72,716 or 18% from the same quarter last year. Higher professional fees, advertising and promotional expenses offset reductions in consultant fees and supplies.

         Compensation expense of $320,723 increased by 22% due to permanent and higher personnel requirements in all areas of the Company. Depreciation and amortization expense decreased nominally from $28,297 to $25,497.

           The nine month period ended March 31, 1998 resulted in a net loss of $2,046,813, compared to a net loss of $2,313,492 from the same period last year. Net revenue increased to $1,280,012 from $280,994 for the same period last year. Total expenses rose to $3,326,825 from $2,594,486, principally due to increases in cost of sales ($770,743) and compensation expense ($236,177), offset by decreases in general and administrative expense ($206,896).

Plan of Operations

         As of March 31, 1998, the Company had a total of 514 control systems in the field, distributed as follows: 331 Business Express(TM) control systems, 43 Copy Express(TM) control systems, 36 Debit Express(TM) control systems, 22 Fax/Printer Express(TM) control systems, and 81 Public PC(TM) control systems located at various hotels and libraries throughout the United States and Canada. The total license fee revenues received by the Company from these systems has been increasing but is still well below the level required to achieve profitability.

         During the past nine months the Company continued to emphasize the resale of equipment utilizing the Company's control systems rather than the revenue sharing arrangements previously employed. The Company still retains all rights to software and proprietary technology which it licenses to location operators for their exclusive use. This shift in approach reduces the Company's dependency on licensing revenues and simultaneously reduces the Company's capital asset requirements.

         The Company is marketing its products through its full-time sales staff consisting of four persons, either directly to customer locations or through facility management companies servicing these locations.

         On February 17, 1998, Prime Hospitality Corp. ("Prime") entered into an agreement with the MBE Joint Venture pursuant to which Prime would purchase 100 MBE Business Express (TM) units for installation at Prime's owned and managed hotels. The agreement provides that Prime would purchase the first six units on a trial basis. If the 90 day trial is successful, then Prime would order the remaining 94 units. If the trial period is not successful, Prime would not purchase any additional units and the Joint Venture would repurchase the initial six units from Prime at the price originally paid by Prime. The agreement provides for a purchase price of approximately $1.7 million for all 100 units. As of May 5, 1998, 5 of the 6 initial units have been installed.

         On March 31, 1998, the MBE Joint Venture signed agreements with International Business Machines Corporation ("IBM") whereby IBM agrees to be the executional partner for certain aspects of the MBE Joint Venture's business, including project management services, asset procurement and inventory financing, configuration and testing of equipment, site preparation, installation, maintenance services, and asset management. IBM would also assist the MBE Joint Venture with marketing and technology exchange.

         The Company believes that its research and development efforts over the past several years have produced an operational and marketable product, and that sales of that product are becoming commercially significant. Accordingly, effective April 1, 1998, the Company will no longer report results as a development stage enterprise.

Liquidity and Capital Resources

         For the nine month period ended March 31, 1998, there was a net decrease in cash of $208,367. This was attributable to using $1,964,892 for operating activities, partially offset by net proceeds of $1,055,439 raised through the exercise of Common Stock purchase warrants, and net proceeds of $715,125 raised through the issuance of Convertible Preferred Stock. As of March 31, 1998, total cash on hand was $421,899, and working capital was approximately $461,769 of which $596,330 was invested in inventory.

         On September 11, 1997, the Company's Board of Directors decided to maintain the exercise price of the 1996-B and 1997 Common Stock purchase warrants at $.20 through September 30, 1997 (rather than only through August 31, 1997 as previously provided). On November 13, 1997, the Company's Board of Directors decided to maintain the exercise price of the 1996-B and 1997 Common Stock purchase warrants at $.20 through October 31, 1997 (rather than September 30, 1997 as revised above). During the nine months ended March 31, 1998, 368,000 1996-B and 1,585,000 1997 Common Stock purchase warrants were exercised for gross proceeds to the Company of $390,600.

         On September 11, 1997, the Board of Directors approved a temporary reduction in the exercise price of the 1995 and 1996 Common Stock purchase warrants from $.50 to $.25 during the period of September 11, 1997 through October 31, 1997. During the nine month period ending March 31, 1998, a total of 720,000 1995 and 1,134,000 1996 Common Stock purchase warrants were exercised, providing gross proceeds of $463,500 to the Company.

         During the nine months ended March 31, 1998, GEM Management Limited, an affiliate of GEM Advisors, Inc., exercised Common Stock purchase warrants for 900,000 shares of Common Stock at an exercise price of $.20 per share generating gross proceeds of $180,000.

         The 1998 Private Placement of 75 units of Convertible Preferred Stock at $10,000 per unit generated net proceeds to the Company of $715,125. Attached to each unit were 50,000 Common Stock Purchase Warrants ("1998-A Warrants). The Company has registered the Common Stock underlying the 1998-A Warrants for resale, and until June 1, 1998, the 1998-A Warrants can be exercised at $.15 per Warrant. The Company believes that the above warrant proceeds, together with money available from the exercise of outstanding options and other warrants, plus inventory financing from IBM and increased revenues from its business would be sufficient to fund operations through the quarter ending September 30, 1998. There can be no assurance that any such additional sales of securities could be made by the Company or that increased revenues would result from its business. In such event, the Company may cease to be a going concern or may have to reduce its operations or operating procedures.

Part II - Other information

Items 1, 3, and 4 are not applicable.

Item 2.  Changes in Securities

         During the quarter ended March 31, 1998, the Company completed a private placement offering pursuant to Regulation D promulgated under the Securities and Exchange Act of 1933, as amended, for $750,000 of the Company's securities. The offering consisted of 75 units at $10,000 each, with each unit consisting of 2,000 shares of Preferred Stock and 50,000 1998-A Warrants. The Preferred Stock is convertible at any time into shares of Common Stock, no par value, at a rate of 10 shares of Common Stock for each share of Preferred Stock. The 1998-A Warrants enable the holder to purchase one share of Common Stock for $.15 on or before June 1, 1998 and for $.40 through March 5, 2003.

Item 5.  Other Information

         Keith L. Sterling resigned as the Executive Vice President-Systems, Chief Information Officer, Secretary and Director of the Company effective
April 3, 1998 for personal reasons. Mr. Sterling has agreed to act as a consultant to the Company through June 30, 1998. The Company agreed to reduce the exercise price of Mr. Sterling's options to purchase 450,000 shares of Common Stock to $.10 per share from $.25 and $.45 per share, and accelerated the additional vesting of 25,000 options to April 3, 1998.

         In March 1998, the Company extended the expiration date of the following options to purchase shares of Common Stock from June 30, 1998 to the close of business on June 30, 2000: Adele Hepburn - 50,000 options; Peter G. Kapourelos - 100,000 options; William W. Sellers - 100,000 options; Keith L. Sterling - 100,000 options; and William L. Van Alen, Jr. - 100,000 options.

         In March 1998, the Company extended the expiration date of all the purchase rights to acquire 157,300 shares of Common Stock at $1.00 per share from June 30, 1998 to the close of business on June 30, 2000.

         In April 1998, the Company reduced from $.25 to $.15 the exercise price of the following options to purchase shares of Common Stock issued to the following Directors and/or executive officers of the Company: Peter G. Kapourelos - 170,000 options; William W. Sellers - 155,000 options; William L. Van Alen, Jr. - 125,000 options; Henry B. DuPont Smith - 100,000 options; and Haven Brock Kolls, Jr. - 100,000 options.

         In April 1998, the Company reduced from $.45 to $.15 the exercise price of the following options to purchase shares of Common Stock issued to the following Directors and/or executive officers of the Company:
Leland P. Maxwell - 100,000; and Stephen P. Herbert - 100,000 options.

         In April 1998, the Company authorized a reduction in the exercise price of the options to purchase 200,000 shares of Common Stock of the Company owned by Adele Hepburn, an employee of the Company, from $.25 to $.15.

         In April 1998, the Company authorized a reduction in the exercise price of 157,300 purchase rights from $1.00 per share to $.25 per share through June 30, 1998, at which time the exercise price will revert back to $1.00 per share.

         All of the above reductions of the exercise prices were to a price which was less than the fair market value of the Common Stock as of the date of such reductions.

         In April 1998, the Company issued to each of Leland P. Maxwell, Haven Brock Kolls, Jr., and Stephen P. Herbert, officers of the Company, options to purchase up to 50,000 shares of Common Stock at $.45 per share. Such options vest ratably over a 12 month period and shall be exercisable at any time for a five year period following vesting. The exercise price of these options is equal to or greater than the fair market value of the Common Stock on the date of grant.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

         10.1 Separation Agreement between the Company and Keith L. Sterling dated April 8, 1998.

         (b)   Reports on Form 8-K

         On January 29, 1998, the Company filed with the Securities and Exchange Commission a Form 8-K which reported items under Item 5. Other Events and Item 7. Exhibits.

                                  Signatures



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         USA TECHNOLOGIES, INC.

Date:  May 12, 1998    /s/             George R. Jensen, Jr.
                       ---------------------------------------------------------
                       George R. Jensen, Jr., President, Chief Executive Officer

Date:  May 12, 1998    /s/             Leland P. Maxwell
                       ---------------------------------------------------------
                       Leland P. Maxwell, Senior Vice President,
                       Chief Financial Officer