Form 10-K
period 1998-06-30
USA TECHNOLOGIES INC
filed 1998-09-28
CIK 896429

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-KSB


             [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 1998        Commission file number: 33-70882
                                      OR
           [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

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

Registrant's total revenues for its most recent fiscal year..........$1,825,229.

As of August 31, 1998, there were outstanding 40,200,147 shares of Common Stock, no par value, and 670,966 shares of Series A Convertible Preferred Stock, no par value.

The Company's voting securities are traded on the Over the Counter (OTC) Electronic Bulletin Board. The aggregate market value of the Company's voting securities held by non-affiliates of the Registrant was $7,290,950 on September 23, 1998 based upon the average bid and asked price of the Registrant's Common Stock and Preferred Stock on that date.

                            USA TECHNOLOGIES, INC.

                                    PART I

Item 1.  Business

         USA Technologies, Inc., a Pennsylvania corporation (the "Company") was founded in January 1992. The Company is a leading provider and licensor of automated credit card activated control systems for the copying, debit card and personal computer industries. The Company's devices make available credit card payment technology in connection with the sale of a variety of products and services. The Company generates its revenues from retaining a portion of the monies generated from all credit card transactions conducted through its control systems, as well as the direct sale of its control systems and the resale of configured office products and from monthly administrative fees paid by locations utilizing its control systems.

          The Company has developed an automated, credit card activated control system to be utilized with photocopying machines, facsimile machines, computer printers, and debit card purchase/revalue stations. The control systems allow consumers to use credit cards to pay for use of these products.

          The Company has also developed the Public PC(TM), which is an automated credit card activated control system to be used in connection with a personal computer, including on-line services, such as the Internet. This product enables locations to offer the use of personal computers to the public on an "as needed" basis utilizing credit cards as a method of payment. In addition the Company introduced to the university library market its Automated Print Payment System(TM) (APPS). This system enables libraries to charge users via credit/debit cards for the printed output from computer networks, thus providing a new source of revenue to cover their increasing costs of operations.

           During the fiscal year ended June 30, 1997, the Company introduced the Business Express(TM), which is being marketed to the hospitality industry as an amenity to the business traveler. The Business Express(TM) combines the Company's existing applications for computers, copiers, and facsimiles into a kiosk type configuration. All services provided are credit card activated. The Business Express(TM) continues the Company's move toward the sale of the Company's proprietary equipment to operators rather than the revenue sharing arrangements employed in past years. The Company still retains all rights to software and proprietary technology which it licenses to location operators for their exclusive use. As of June 30, 1998, 132 Business Express(TM) units have been installed.

         The Company generates its revenues from the direct sale of equipment utilizing its control systems, from retaining a portion of the revenues generated from all credit card transactions conducted through its control systems, and from monthly administrative fees from each location utilizing its control systems. The Company has entered into a joint marketing agreement with Minolta Corporation, and has been designated as an authorized equipment reseller by Hewlett-Packard Company and International Business Machines Corporation. The Company believes that it benefits from the association of its control systems with the well-known brands of business equipment manufactured by these companies.

         On September 24, 1997, the Company entered into a Joint Venture Agreement with Mail Boxes Etc. ("MBE"), the leading franchisor of postal, business, and communications retail service centers, with approximately 3,000 locations in North America (the "Joint Venture"). The Joint Venture exclusively sells and markets automated, credit card activated business centers under the name MBE Business Express(TM) to the hospitality industry, and plans to sell and market to the travel industry, convention centers, colleges, universities, supermarkets, banks, military, convenience stores, and mass merchandisers located in the United States. The gross profits from sales of the MBE Business Express(TM) are shared by the Company and MBE. In addition, other revenues resulting from activities relating to the MBE Business Express(TM), such as electronic commerce, licensing, marketing and advertising, are to be split equally between MBE and the Company. MBE has agreed not to sell, use, endorse, approve, or purchase any automated, credit card activated technology or terminals other than those offered by the Company for use in connection with the equipment included in the MBE Business Express(TM). The Company and MBE will agree from time to time on an advertising and marketing budget which would cover anticipated expenses for trade shows, trade advertising, direct mail, telemarketing, national account coverage, merchandising, market research and lead generation. All such expenses would be split equally between the Company and MBE. The Company is to act as the merchant for all MBE Business Express(TM) business centers and will receive a monthly service fee of $20.00 for each terminal. The initial term of the Joint Venture is five years. If certain sales goals are not met by the Joint Venture, the Company may terminate the exclusivity provisions of the agreement after the second year.

         The MBE Business Express(TM) bundles together the same components as the Business Express(TM): Public PC(TM), Copy Express(TM), and Fax Express(TM), but under the MBE brand name. In addition, the MBE Business Express(TM) includes a dial-through service to a nearby MBE store making available the products and services of the store. Through June 30, 1998, the MBE Joint Venture has sold and installed 52 MBE Business Express(TM) business centers.

         In September 1997, MBE ordered 195 TransAct(TM) control boxes from the Company to be used by MBE franchisees for their in-store computer workstations (computer and printer) ("ICW Project"). The Company will act as the merchant in connection with credit card sales and will receive a monthly service fee of $20.00 for each terminal. During the fiscal year ended June 30, 1998, all 195 control boxes had been shipped to MBE generating gross proceeds of approximately $140,000. As of June 30, 1998 and to date, only 7 control systems have been installed by MBE in their franchise locations. In April 1998, MBE ordered 600 additional terminals from the Company for MBE's ICW Project.


         On February 17, 1998, Prime Hospitality Corp. ("Prime") entered into an agreement with the MBE Joint Venture, pursuant to which Prime would purchase a minimum of 100 MBE Business Express(TM) units for installation at Prime's owned and managed hotels. The agreement provided that Prime would purchase the first six units on a trial basis. If the 90-day trial period was successful, then Prime would order the remaining 94 units. The agreement provides for a purchase price of approximately $2.0 million for all 100 units.


         On June 19, 1998, the MBE Joint Venture received notification from Prime that the trial period was successful, and Prime would adopt the MBE Business Express(TM) as a brand standard at all of its AmeriSuites properties. Pursuant to the agreement, Prime is obligated to purchase a minimum of 94 additional MBE Business Express(TM) units over the next twelve months.

         On March 31, 1998, the MBE Joint Venture signed agreements with International Business Machines Corporation ("IBM") whereby IBM agreed to be the executional partner for certain aspects of the MBE Joint Venture's business, including project management services, asset procurement and inventory financing, configuration and testing of equipment, site preparation, installation, maintenance services, and asset management. IBM would also assist the MBE Joint Venture with marketing and technology exchange.



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

          For the years ended June 30, 1998 and 1997, the Company has spent approximately $199,000 and $344,000, respectively, for the development of its proprietary technology. These amounts include the expense of outside consultants and contractors as well as compensation paid to certain of the

Company's employees and are reflected in compensation expense in the accompanying consolidated financial statements.

          As of June 30, 1998, the Company had 465 Business Express(TM) control systems, 45 Copy Express(TM) control systems, 33 Debit Express(TM) control systems, 11 Fax/Printer Express(TM) control systems, and 62 Public PC(TM) control systems located at various hotels and libraries throughout the United States and Canada. Through June 30, 1998, the total gross revenues received by the Company from these systems has not been sufficient to cover operating expenses.

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

         The Company currently retains a portion of the gross revenues from each device. If the Company has sold the equipment to the location, the portion retained is generally 5% of the gross revenues. In cases where the Company continues to own the equipment, the portion retained can be as high as 90% of gross revenues. In addition, the Company charges a fixed monthly administrative fee which is generally $20 per control device.

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

The MBE Business Express(TM)

            The MBE Business Express(TM) bundles together the same components as the Business Express(TM): Public PC(TM), Copy Express(TM), and Fax Express(TM), but under the MBE brand name. In addition, the MBE Business Express(TM) includes a dial-through service to a nearby MBE store making available the products and services of the store.

         On September 24, 1997, the Company entered into a Joint Venture Agreement with Mail Boxes Etc. ("MBE"), the leading franchisor of postal, business, and communications retail service centers with approximately 3,000 locations in North America. The Joint Venture exclusively sells and markets automated, credit card activated business centers under the name MBE Business Express(TM) to the hospitality industry, with plans to enter other areas such as the travel industry, convention centers, colleges, universities, supermarkets, banks, military, convenience stores, and mass merchandisers located in the United States. Gross profits earned by the Joint Venture from sales on a National Account level and sales referred to the Joint Venture by MBE franchisees are split equally by the Company and MBE. Any sales generated by either of the partners responsible for obligating the customer for the sale would receive 75% of the gross profit and the other partner would receive 25% of the gross profit. MBE has agreed not to sell, use, endorse, approve, or purchase any unattended, credit card activated technology or terminals other than those offered by the Company for use in connection with the equipment included in the MBE Business Express(TM). If a customer does not desire to purchase the MBE Business Express(TM), the Company is permitted to sell to such customer a private label product under any name other than MBE Business Express(TM). The initial term of the Joint Venture is five years. If certain sales goals are not met by the Joint Venture, the Company may terminate the exclusivity provisions of the agreement after the second year. In this regard, if 2000 business centers are not sold by September 24, 1999, the exclusivity provisions may be terminated by the Company. The Joint Venture may also be terminated at any time by either partner if the other partner has breached any material term or condition of the agreement; provided, that the terminating partner has allowed the other partner at least a sixty day period to cure any alleged breach.


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

The Public PC(TM)

          The Company believes that the growing dependence on personal computers has created an environment where there is a need for access to personal computers by the general public on an " as needed" basis. To meet this need, the Company has developed the Public PC(TM). Through June 30, 1998, the Company has installed 55 units in libraries and retail locations. The device enables the public to utilize personal computers and/or the services they offer on an "as-needed" basis. The system is designed so that the computer cannot be used until a valid credit card is swiped through the control system. Once the user is authorized to proceed, the system has the ability to charge for time in use, printed output, and any modem activity.

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


Marketing

         The Company is currently marketing its products through its full-time sales staff consisting of four persons to hotel and retail locations, either directly or through facility management companies servicing these locations. The Company believes the agreements with Minolta, MBE, Choice Hotels International, and Promus Hotel Corporation are an important component of the Company's effort to market the Business Express(TM) to the hospitality industry because they provide instant brand name recognition.

         As of September 18, 1998, the MBE Joint Venture has a $1.9 million backlog of signed orders for the MBE Business Express(TM). Substantially all of these orders are from Amerisuites locations arising from execution of the $2.0 million contract between the MBE Joint Venture and Prime Hospitality.

Procurement

         The Company's control system devices consist of a card reader, printer, amplifier, circuit board and micro chip in a specially designed housing. The devices are currently manufactured to the Company's design specification by an independent contractor, LMC - Autotech Technologies, LP. In May 1998, the Company on behalf of the MBE Joint Venture contracted for the purchase of 1,500 control devices, for a total purchase price of $779,865. Of the 1500 units, 900 are for the Joint Venture and 600 for MBE's ICW Project, by mutual agreement of USA and MBE. The Company and the MBE Joint Venture anticipate obtaining its complete computer systems (other than the Public PC(TM) control system) from IBM.

Competition

          There are currently other businesses offering an unattended, credit card activated control system for use in connection with copiers, printers, general use personal computers, facsimile machines, Internet and e-mail access, and debit card purchase/revalue stations. In addition, the businesses which have developed unattended, credit card activated control systems currently in use in connection with gasoline dispensing, public telephones, prepaid telephone cards, ticket dispensing machines, vending machines, or facsimile machines, are capable of developing products or utilizing their existing products in direct competition with the Company. Many of these businesses are well established, have substantially greater resources than the Company and have established reputations for success in the development, sale and service of high quality products. The Company is aware of one business which has developed an unattended, credit card activated control system to be used in connection with vending machines. Any such increased competition may result in reduced sales and/or lower percentages of gross revenues being retained by the Company in connection with its licensing arrangements, or otherwise may reduce potential profits or result in a loss of some or all of its customer base. The Company is also aware of several businesses which make available use of the Internet and use of personal computers to hotel guests in their hotel rooms. Although these services are not credit card activated, such services would compete with the Company's MBE Business Express(TM), and the locations may not order the MBE Business Express(TM), or if ordered, the hotel guest may not use it. Recently, the Company became aware that one potential competitor has developed a credit card activated personal computer kiosk.

Patents, Trademarks and Proprietary Information

         The Company has applied for federal registration of its trademarks Business Express(TM), Copy Express(TM), C3X(TM), Public PC(TM) and TransAct(TM).

         Much of the technology developed or to be developed by the Company is subject to trade secret protection. To reduce the risk of loss of trade secret protection through disclosure, the Company has entered into confidentiality agreements with its key employees. There can be no assurance that the Company will be successful in maintaining such trade secret protection, that they will be recognized as trade secrets by a court of law, or that others will not capitalize on certain of the Company's technology.

          The Company has applied for eight United States patents and has applied for foreign patents in connection therewith. To date, two of these patents have been approved: Patent Number 5,619,024 entitled "Credit card and bank issued debit card operated system and method for controlling and monitoring access of computer and copy equipment," and Patent Number 5,637,845 entitled "Credit and bank issued debit card operated system and method for controlling a prepaid card encoding/dispensing machine." As of the date hereof, the remaining six applications are pending and have not been granted.

Employees

          As of June 30, 1998, the Company had twenty-one full time employees.

Item 2.  Properties

          The Company leases its principal executive offices, consisting of approximately 7,000 square feet, at 200 Plant Avenue, Wayne, Pennsylvania for a monthly rental of $5,000 plus utilities and operating expenses. The lease expires on October 15, 1999.

Item 3.  Legal Proceedings

         In June 1994, a former employee and Director of the Company filed a complaint against the Company in the Court of Common Pleas of Montgomery
County, Pennsylvania. The complaint alleges that the Company engaged in age discrimination in violation of the Pennsylvania Human Relations Act, in connection with his termination of employment. The trial of this matter was held in July 1998, and on August 28, 1998 the Court entered an Order in favor of the Company and against the former employee. The Court's decision states that the former employee failed to prove any age discrimination. On September 14, 1998, the former employee appealed the Court's decision as well as other prior orders rendered in the matter to the Superior Court of Pennsylvania.

         On June 11, 1998, the Company filed a complaint in the District Court of the Eastern District of Pennsylvania against Alphanet Hospitality Systems, Inc. ("Alphanet Hospitality") and Alphanet Telecom, Inc. ("Alphanet Telecom") (collectively "Alphanet"). The complaint alleges that the Defendants engaged in patent infringement, breach of contract, misappropriation of trade secrets, unfair competition and tortious interference with prospective business relations. The Company and Alphanet Hospitality considered entering into a business relationship. In order to protect the Company's confidential information and trade secrets, Alphanet Hospitality signed a Non-Disclosure and Non-Use Agreement as part of the negotiation process. Alphanet terminated the negotiations and the relationship with the Company. Shortly thereafter, Alphanet began marketing an unattended business center similar to the Company's Business Express(TM). The Company believes that Alphanet wrongfully used the confidential information and trade secrets it became privy to during the negotiations, to develop its product. The Company is seeking damages and injunctive relief. On September 14, 1998, Alphanet filed an answer to the Complaint denying any liability to the Company. Alphanet also filed a counterclaim against the Company seeking a declaratory judgement that the Company's patents are invalid or, in the alternative, there is no patent infringement. The counterclaim also seeks damages against the Company for unfair competition and product disparagement.

         On September 3, 1998, MBE commenced a legal action against the Company in the Superior Court of the State of California, San Diego County. The complaint alleges that the 195 terminals purchased by MBE were defective, and seeks a refund of the purchase price in the amount of $141,260 as well as lost profits claimed to be several hundred thousand dollars. In addition, the complaint seeks a declaratory judgment that MBE is not obligated to purchase the 600 terminals ordered in April 1998. The complaint states that it does not relate to the MBE Joint Venture but solely to MBE's ICW Project, and MBE is ready, willing and able to proceed in accordance with the MBE Joint Venture Agreement. The Company received the Complaint on Saturday, September 12, 1998, and therefore, has not yet responded thereto. The Company believes the claim to be without merit and that it will prevail in this action. Accordingly, there has been no provision recorded for this action in the accompanying consolidated financial statements.

         On September 28, 1998, the Company commenced arbitration proceedings against MBE as provided for in the MBE Joint Venture Agreement. The Company alleges that MBE breached the Agreement by among other things negotiating with and utilizing a competitor of the Company in connection with MBE's in-store computer workstation project ("ICW Project"). The Company believes that such action violated the exclusivity provisions of the Agreement which required MBE to use USA for the ICW Project. The Company also alleges that MBE wrongfully used and disclosed to the competitor certain proprietary information of the Company. The Company seeks a declaration that MBE is required to use the Company in connection with MBE's ICW Project, that MBE accept delivery and pay the purchase price of $428,000 for the 600 terminals ordered by MBE in April 1998, and that MBE pay to the Company monetary damages in excess of $5,000,000 for MBE's breach. The complaint states that the Company has always fully performed and intends to continue to fully perform its duties and obligations under the MBE Joint Venture Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  The Annual Meeting of Shareholders was held on June 24, 1998.
         (b)  Election of Directors

                           Each of the following individuals was elected as a director at the Annual Meeting:

                                                       For           Withhold
                                                       ---           --------
                           George R. Jensen, Jr.     31,301,296       881,643
                           Stephen P. Herbert        31,456,118       726,821
                           Peter G. Kapourelos       31,454,318       728,621
                           William W. Sellers        31,438,930       744,009
                           Henry B. duPont Smith     31,454,318       728,621
                           William L. Van Alen, Jr.  31,456,118       726,821

          (c) In addition to the election of directors, the following other matters were also voted on and approved at the Annual Meeting:

                  (i) A proposal to ratify the appointment of Ernst & Young LLP as independent public accountants for the Company for its 1998 fiscal year.

                           Affirmative Votes      -    31,910,139
                           -----------------

                           Negative Votes         -       155,150
                           --------------

                           Abstaining Votes       -       117,650
                           ----------------

                  (ii) A proposal to act upon an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock from 55,000,000 to 62,000,000.

                           Affirmative Votes      -     28,371,365
                           -----------------

                           Negative Votes         -      3,411,658
                           --------------

                           Abstaining Votes       -        399,916
                           ----------------

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

          The Common Stock and Preferred Stock are currently traded on the OTC Electronic Bulletin Board under the symbols USTT and USTTP, respectively.

         The high and low bid prices on the OTC Electronic Bulletin Board for the Common Stock were as follows:

Fiscal

1997                                                    High            Low
----                                                    ----            ---
First Quarter (through September 30, 1996)              $ .63           $.38
Second Quarter (through December 31, 1996)              $ .57           $.29
Third Quarter (through March 31, 1997)                  $ .43           $.28
Fourth Quarter (through June 30, 1997)                  $ .50           $.18

1998
----
First Quarter (through September 30, 1997)              $ .80           $.27
Second Quarter (through December 31, 1997)              $ .60           $.22
Third Quarter (through March 31, 1998)                  $ .49           $.25
Fourth Quarter (through June 30, 1998)                  $ .46           $.25

1999
----

First quarter (through September 23, 1998)           $ .31              $.12

         Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         At June 30, 1998, there are 4,201,000 shares of Common Stock issuable upon exercise of outstanding options, and 152,800 shares of Common Stock issuable upon exercise of outstanding purchase rights. All of these shares of Common Stock, if issued on the date hereof, would be "restricted securities" as defined under Rule 144 under the Act. Of the 4,201,000 options, 150,000 are exercisable at $.50 per share, 840,000 are exercisable at $.45 per share, 1,315,000 are exercisable at $.25 per share, 75,000 are exercisable at $.20 per share, 1,321,000 are exercisable at $.15 per share, 450,000 are exercisable at $.10 per share, and 50,000 are exercisable at $.05 per share. In connection with the above options and outstanding Purchase Rights to acquire up to 152,800 shares of Common Stock at $1.00 per share, the Company has filed a registration statement under the Act and applicable state securities laws covering all of the Common Stock underlying the options. All of the aforesaid options have been issued by the Company to employees, Directors, officers and consultants.

         As of June 30, 1998, there were 673,000 shares of Common Stock issuable upon exercise of the outstanding 1995 Warrants, which when and if issued would be freely tradeable under the Act. As of June 30, 1998, there are 868,000 shares of Common Stock issuable upon exercise of the outstanding 1996 Warrants, which when and if issued would be freely tradeable under the Act. As of June 30, 1998, there were 40,000 shares of Common Stock issuable upon exercise of the outstanding 1996-B Warrants, which when and if issued would be freely tradeable under the Act. As of June 30, 1998, there are 15,000 shares of Common Stock issuable upon exercise of the outstanding 1997 Warrants, which when and if issued would be freely tradeable under the Act. As of June 30, 1998, there were 1,100,000 shares of Common Stock issuable upon the exercise of outstanding Warrants issued to affiliates and/or consultants to GEMA in connection with the sale of Convertible Securities. As of June 30, 1998, there were 40,000 shares of Common Stock issuable upon the exercise of the outstanding 1998-A Warrants, which when and if issued would be freely tradeable under the Act.

         On June 30, 1998 there were 955 record holders of the Common Stock and 714 record holders of the Preferred Stock.

         The holders of the Common Stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company's securities. No dividend may be paid on the Common Stock until all accumulated and unpaid dividends on the Preferred Stock have been paid. As of June 30, 1998, such accumulated unpaid dividends amount to $2,442,650 and an additional $503,420 of dividends accrued on August 1, 1998.

         During the fourth quarter of the fiscal year, certain holders of the Company's Preferred Stock converted 22,800 shares into 228,000 shares of Common Stock. Certain of these shareholders also converted cumulative preferred dividends of $103,095 into 103,095 shares of Common Stock.

         Also during the fourth quarter of the fiscal year, 3,710,000 warrants were exercised, resulting in the issuance of 3,710,000 shares of Common Stock. Purchase rights amounting to 4,500 were also exercised, resulting in the issuance of 4,500 shares of Common Stock.

         Subsequent to June 30, 1998 and through September 18, 1998, certain holders of the Company's Preferred Stock converted 4,270 shares into 42,700 shares of Common Stock. Certain of these shareholders also converted cumulative preferred dividends of $14,460 into 14,460 shares of Common Stock.

During July and August 1998, the Company engaged in a $700,000 private placement offering of 70 units at a unit price of $10,000 pursuant to Rule 506 of Regulation D promulgated under the Act. The Company sold 27.8 units at $10,000 each, with each unit consisting of 2,000 shares of Series A Convertible Preferred Stock and 50,000 1998-B Common Stock Purchase Warrants ("1998-B Warrants"). The 1998-B Warrants enable the holder to purchase one share of Common Stock for $.15 per share through January 1, 1999 and $.40 per share thereafter.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Since January 1992, the Company has been engaged primarily in research and development activities focused on designing, developing, and marketing its credit card activated control systems. During the quarter ended June 30, 1998, the Company determined that it is no longer designated as a development stage enterprise as defined in Statement of Financial Accounting Standards No. 7 Development Stage Enterprises. The strategic alliances entered into during the year ended June 30, 1998 between the Company and MBE and between the MBE Joint Venture and IBM have provided the Company with the ability to complete its transition from a development stage enterprise to an enterprise focusing on marketing its products and its commerical operations. The Company has incurred operating losses during the years ended June 30, 1998 and 1997 of $3,568,281 and $3,120,712, respectively, and anticipates incurring operating losses through at least the first half of fiscal 1999.

         The Company's independent auditors have included an explanatory paragraph in their report on the Company's June 30, 1998 consolidated financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that the funds available at June 30, 1998 combined with the revenues to be generated during fiscal year 1999, the potential capital to be raised from private placement activities and the exercise of Common Stock Purchase Warrants, and the ability to reduce anticipated expenditures, if required, will provide for the Company to continue a going concern.

Results of Operations


Fiscal year ended June 30, 1998:

         For the fiscal year ended June 30, 1998, the Company had a net loss of $3,568,281. The overall loss applicable to common shares of $5,322,847 or $(.15) loss per common share (basic and diluted) was derived by adding the $3,568,281 net loss and the $1,754,566 cumulative preferred dividends and other adjustments and dividing by the weighted average shares outstanding of 35,320,477.

         Revenues for the fiscal year ended June 30, 1998 were $1,825,229, an increase of $1,217,457 or 200% over the prior year, reflecting the continued entrance of the Business ExpressTM and the MBE Business ExpressTM into the marketplace.

         Operating expenses for the fiscal year ended June 30, 1998 were $5,501,650, representing a $1,758,689 or 47% increase over the prior year. The primary contributors to this increase were cost of sales, general and administrative expense, and compensation expense, as discussed below.

         Cost of sales increased by $736,639 from the prior year, primarily reflecting the increase in MBE Business Express(TM) business. General and administrative expenses of $2,213,984 increased by $173,821 or 8.5% which reflects both a general increase in spending to support the expansion of operations and other factors as described below. Specifically, the major contributors to this increase were: reserves of $87,520 established in fiscal 1998 to cover estimated future field service warranty expenses for the Company's C3X terminals; marketing promotions and trade show expenses increased $64,901 or 59%; and advertising increased by $125,204 or 143%, reflecting the need to increase product awareness in the marketplace. Certain other increases were experienced in outside services, telephone, and office supplies. Certain other expenses decreased as compared to the prior year, primarily professional and consultant fees, which decreased by $109,916 or 20%.

         Compensation expense was $1,909,682, an increase of $829,224 or 76.7% over the previous year. The increase was primarily due to the non-cash expense of $554,630 which reflects the compensation charge recorded for the repricing of the common stock options below fair market value during April 1998. The remainder of the increase is due to increased personnel requirements in the operations and sales areas.

         Depreciation expense of $116,255 increased by $19,005, which is attributable to the increased depreciable asset base.



Fiscal year ended June 30, 1997:

         For the fiscal year ended June 30, 1997, the Company had a net loss of $3,120,712. Overall this loss reflects the continuing development stage activities of the Company. The Company's Preferred Stock provides for an annual cumulative dividend of $1.50 per share payable to the shareholders of record on February 1 and August 1 each year. The $4,364,007 loss applicable to common shares or $.21 loss per common share was derived by adding the $3,120,712 net loss and the $1,243,295 of cumulative preferred dividends earned for the year ending June 30, 1997, and dividing by the weighted average shares outstanding, of 20,984,381.

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

         Cost of sales increased by $525,090 in the prior year, reflecting the first year of equipment sales. The cost of equipment sales increased $473,529 and the cost of license fee revenues increased $51,561. General and administrative expense of $2,040,163 increased sharply by $528,882 or 35.0% which reflects both a general increase in spending to support the expansion of operations as well as several non-operational factors. Specifically the major contributors to this increase were: travel and lodging increased by a total of $66,393, which reflected significant marketing related travel as well as an increase in travel for the increased numbers of installations. Marketing promotions, mailings and trade show expenses increased $110,147. Advertising increased by $26,000, reflecting the need to increase product awareness in the marketplace. Professional and consultant fees increased by $86,770, reflecting increased legal, public relations and patent activity. Product development expense increased $119,852 primarily due to developmental costs for new customers. The balance of the increase includes temporary services, telephone, office expense, and postage.

         Compensation expense was $1,080,458, an increase of $177,060 or 19.6% over the previous year. This increase was primarily due to headcount increases in the sales function and to a lesser extent, operations. The cost of employee benefits also rose by $34,468.

         Depreciation expense of $97,250 increased by $25,234, which is attributable to the increased depreciable asset base.


Plan of Operations

         As of June 30, 1998, the Company had a total of 616 credit card activated control systems installed in the field as follows: Business Express(TM) 465, Copy Express(TM) 45, Debit Express(TM) 33, Public PC(TM) 62, Fax/Printer Express(TM) 11. Through June 30, 1998, total license and transaction fees earned by the Company was $236,742.

         During the past year the Company has continued its direction in product development. It has focused on products capable of generating new incremental revenue for equipment operators (i.e. Business Express(TM)) as opposed to in the past simply providing a better method of payment (i.e. Copy Express(TM)). The new direction is also reflected in the move toward the sale of the Company's proprietary equipment to operators rather than the revenue sharing arrangements employed in prior years. The Company still retains all rights to software and proprietary technology which it licenses to location operators for their exclusive use. However this shift in market approach reduces the Company's dependency on transaction processing revenue by providing a built in gross profit on the sale of the equipment, and simultaneously reduces the Company's capital asset requirements.

         Plans for the coming fiscal year include continued focus on the sales and/or leasing of its Business Express(TM) and MBE Business Express(TM) business centers, continued development of strategic partnering relationships, and continued development of its technology into new areas to include electronic commerce and advertising.

Liquidity and Capital Resources

         During the fiscal year ended June 30, 1998, the Company completed a number of equity transactions. Net proceeds of $761,510 were realized from private placement offerings of Series A Preferred Stock and $1,530,639 was realized from Common Stock transactions, principally the exercise of Common Stock Purchase Warrants. As of June 30, 1998, the Company had negative working capital of $5,312, which included cash and cash equivalents of $324,824 and inventory of $436,971.

         During the fiscal year ended June 30, 1998, net cash of $2,578,597 was used by operating activities, primarily due to the net loss of $3,568,281. The net cash provided by financing activities of $2,273,878 was principally due to the net proceeds generated from the issuance of securities described in the prior paragraph.

         The Company's independent auditors have included an explanatory paragraph in their report on the Company's June 30, 1998 consolidated financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that the funds available at June 30, 1998 combined with the revenues and earnings to be generated during fiscal year 1999, the potential capital to be raised from private placement activities and the exercise of the Common Stock Purchase Warrants, and the ability to reduce anticipated expenditures, if required, will provide for the Company to continue as a going concern through at least June 30, 1999.

         During July and August 1998, in connection with the July 1998 private placement offering the Company sold an aggregate of 55,600 shares of Series A Preferred Stock and 1,390,000 1998-B Warrants for gross proceeds of $278,000.

         The Company anticipates that for the year ended June 30, 1999, there will be a negative cash flow from operations in excess of $1.5 million. The Company anticipates that the shortfall in cash flow will be supported by additional equity infusions from private placement activity and the exercise of the Common Stock Purchase Warrants, and, if needed, the ability to reduce planned expenditures.

Commitments

         The Company leases approximately 7,000 square feet in Wayne, Pennsylvania for a monthly rental of $5,000 plus utilities and operating expenses. The lease expires on October 15, 1999.

         During May 1998, the Company, on behalf of the MBE Joint Venture, entered into a commitment to acquire 1,500 control system equipment for $779,865. Of such control systems, 600 were ordered in connection with MBE's ICW Project. These amounts are expected to be paid from profits on the sale of the associated MBE Business Express(TM) sales and from sales directly to MBE. If these sales fail to materialize, the Company would use available cash plus funds from private placement activity and/or the exercise of Common Stock Warrants, to pay for the control system equipment.

         Subsequent to June 30, 1998, the Company, made commitments to several vendors for approximately $40,000 worth of inventory beyond that required by existing sales commitments. The Company believes that future sales commitments will be secured to fully utilize this inventory investment.

Year 2000 Compliance

         The Company has recently commenced a study of its business in order to determine whether its computer systems are in compliance with Year 2000 issues. In this regard, many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000.

         In connection with its study, the Company is concentrating on five areas of its business: (i) its control system terminals; (ii) its office computers; (iii) its credit card processing systems and related systems; and
(iv) its back-up, off-site recovery system and (v) its non-Information Technology ("IT") systems. The study should be completed on or before December 31, 1998. Based on the study to date the Company estimates that it could incur costs of up to $25,000 in order to be Year 2000 compliant. In reference to item
(ii) above, the Company has already found all but two office computers to be compliant. Such computers will be replaced in fiscal year 1999.

         The Company is in the process of obtaining written assurances of compliance from all material third parties whose products may affect the Company's operations.

         The worst case scenario for the Company would be if the control systems in the field were all found to contain a Year 2000 problem which caused defective transmissions into the Company's main processing software. Preliminary analysis indicates the probability of this scenario actually happening is very low (The technology of the control units does not involve use or transmission of two digit year data). If however it did happen, the Company would utilize the services of IBM Global Services to replace all defective units. The Company anticipates the cost of such services to be approximately $150,000.

Item 7.  Consolidated Financial Statements

                                                               Page

Report of Independent Auditors                                 F-1

Consolidated Balance Sheets                                    F-2

Consolidated Statements of Operations                          F-3

Consolidated Statement of Shareholders' Equity                 F-4

Consolidated Statements of Cash Flows                          F-6

Notes to Consolidated Financial Statements                     F-7

                        Report of Independent Auditors

To the Board of Directors and Shareholders
USA Technologies, Inc.

We have audited the accompanying consolidated balance sheets of USA Technologies, Inc. as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Technologies, Inc. at June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming USA Technologies, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations from its inception and its accumulated deficit through June 30, 1998, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


                                            /s/ Ernst & Young LLP


Philadelphia, Pennsylvania
August 17, 1998

                            USA Technologies, Inc.

                          Consolidated Balance Sheets


                                                                                             June 30
                                                                                     1998               1997
                                                                                ----------------------------------
Assets
Current assets:
    Cash and cash equivalents                                                    $    324,824        $    630,266
    Accounts receivable less allowance
       for uncollectible accounts of $23,764 and
       $19,345 in 1998 and 1997, respectively                                         222,743             127,318
    Inventory                                                                         436,971             378,318
    Stock subscriptions receivable                                                     19,875              60,000
    Prepaid expenses and deposits                                                      20,515              15,670
                                                                                ---------------------------------
Total current assets                                                                1,024,928           1,211,572

Property and equipment, net                                                           151,906             178,457
Other assets                                                                           10,250              20,250
                                                                                ---------------------------------
Total assets                                                                     $  1,187,084        $  1,410,279
                                                                                =================================
Current liabilities:
Liabilities and Shareholders' equity
    Accounts payable                                                             $    576,787        $    474,646
    Accrued expenses                                                                  430,643              46,742
    Current obligations under capital leases                                           22,810              18,270
                                                                                ---------------------------------
Total current liabilities                                                           1,030,240             539,658

Obligations under capital leases, less current portion                                  1,669              24,480
                                                                                ---------------------------------
Total liabilities                                                                   1,031,909             564,138

Shareholders' equity:
   Preferred Stock, no par value:
     Authorized shares - 1,200,000
     Series A Convertible issued and outstanding shares - 618,236 and 861,205 at June 30, 1998 and 1997, respectively (liquidation
       preference of $8,625,010 at June 30, 1998)                                   4,538,114           7,024,811
   Common Stock, no par value:
     Authorized shares - 62,000,000 and 55,000,000 at
       June 30, 1998 and 1997, respectively
     Issued and outstanding shares - 40,163,837 and
       29,969,934 at June 30, 1998 and 1997, respectively                          11,223,213           4,355,334
   Accumulated deficit                                                            (15,606,152)        (10,534,004)
                                                                                ---------------------------------
Total shareholders' equity                                                            155,175             846,141
                                                                                ---------------------------------
Total liabilities and shareholders' equity                                       $  1,187,084        $  1,410,279
                                                                                =================================


See accompanying notes.

                            USA Technologies, Inc.

                     Consolidated Statements of Operations


                                                                    Year ended June 30
                                                                1998               1997
                                                           ---------------------------------

Revenues:
    Equipment sales                                        $  1,588,487        $    490,614
    License and transaction fees                                236,742             117,158
                                                           --------------------------------
Total revenues                                                1,825,229             607,772

Operating expenses:
    General and administrative                                2,213,984           2,040,163
    Compensation                                              1,909,682           1,080,458
    Cost of sales                                             1,261,729             525,090
    Depreciation and amortization                               116,255              97,250
                                                           --------------------------------
Total operating expenses                                      5,501,650           3,742,961
                                                           --------------------------------
                                                             (3,676,421)         (3,135,189)
Other income (expense):
    Interest income                                              18,225              26,676
    Interest expense                                             (8,443)            (12,199)
    Joint Venture activities                                     98,358                --
                                                           --------------------------------
Total other income (expense)                                    108,140              14,477
                                                           --------------------------------
Net loss                                                     (3,568,281)         (3,120,712)

Cumulative preferred dividends and other adjustments         (1,754,566)         (1,243,295)
                                                           --------------------------------
Loss applicable to common shares                           $ (5,322,847)       $ (4,364,007)
                                                           ================================

Loss per common share (basic and diluted)                  $      (0.15)       $      (0.21)
                                                           ================================

Weighted average number of common shares
    outstanding (basic and diluted)                          35,320,477          20,984,381
                                                           ================================


See accompanying notes.

                            USA Technologies, Inc.

                Consolidated Statements of Shareholders' Equity


                                                Series A
                                               Convertible
                                                Preferred        Common        Accumulated
                                                  Stock           Stock          Deficit           Total
                                             ------------------------------------------------------------------

Balance, June 30, 1996                         $  6,776,132     $ 2,720,201    $  (7,296,143)  $    2,200,190
Issuance of 687,000 shares of Common Stock
   in exchange for consulting services                    -         277,198                -          277,198
Conversion of 24,170 shares of Convertible
   Preferred Stock to 273,800 shares of
   Common Stock                                    (206,009)        206,009                -                -
Conversion of $39,001 of cumulative
   preferred dividends into 39,001 shares of
   Common Stock at $1.00 per share                        -          39,001          (39,001)               -
Conversion of $78,148 of cumulative
   preferred dividends into 94,157 shares of
   Common Stock at $ .83 per share                        -          78,148          (78,148)               -
Common Stock warrants exercised - 3,202,000
   at $ .20 per warrant, net of offering
   costs                                                  -         576,108                -          576,108
Issuance of 9,350 shares (9.35 units) of
   Convertible Preferred Stock at $10.00 per
   share in connection with the 1996B
   Private Placement                                 93,500               -                -           93,500
Issuance of 80,000 shares (40 units) of
   Convertible Preferred Stock at $5.00 per
   share in connection with the 1997 Private
   Placement, net of offering costs                 361,188               -                -          361,188
Exercise of 150,000 Common Stock options at
   $ .05 per share                                        -           7,500                -            7,500
Issuance of Common Stock in connection with
   convertible security placement
   (Note 9), net of offering costs                        -         451,169                -          451,169
Net loss                                                  -               -       (3,120,712)      (3,120,712)
                                              -----------------------------------------------------------------
Balance, June 30, 1997                         $  7,024,811     $ 4,355,334    $ (10,534,004)  $      846,141


                            USA Technologies, Inc.


                                                Series A
                                               Convertible
                                                Preferred        Common        Accumulated
                                                  Stock           Stock          Deficit           Total
                                             ------------------------------------------------------------------

Issuance of 205,000 shares of Common Stock    $           -   $      68,096   $            -    $      68,096
   in exchange for consulting services
Issuance of 9,500 shares of Common Stock to
   employees as compensation                              -           2,565                -            2,565
Conversion of 392,969 shares of Convertible
   Preferred Stock to 4,664,525 shares of
   Common Stock                                  (3,188,207)      3,188,207                -                -
Conversion of $1,388,772 of cumulative
   preferred dividends into 1,674,547 shares
   of Common Stock at $ .83 per share                     -       1,388,772       (1,388,772)               -
Conversion of $115,095 of cumulative
   preferred dividends into 115,095 shares
   of Common Stock at $1.00 per share                     -         115,095         (115,095)               -
Common Stock warrants exercised - 3,710,000
   at $ .15 per warrant                                   -         556,500                -          556,500
Common Stock warrants exercised - 2,819,000
   at $ .20 per warrant, net of offering
   costs                                                  -         521,639                -          521,639
Common Stock warrants exercised - 1,871,000
   at $ .25 per warrant                                   -         467,750                -          467,750
Exercise of 70,000 Common Stock options -
   at $ .05 per share                                     -           3,500                -            3,500
Exercise of 4,500 Common Stock purchase
   rights -at $ .25 per share                             -           1,125                -            1,125
Cancellation of 4,365,000 shares of Common
   Stock by the President of the Company                  -               -                -                -
Issuance of 150,000 shares (75 units) of
   Convertible Preferred Stock at $5.00 per
   share, in connection with 1997B Private
   Placement, net of offering costs                 701,510               -                -          701,510
Reduction in exercise price below the fair
   market value for 1,896,000 Common
   Stock options                                          -         554,630                -          554,630
Net loss                                                  -               -       (3,568,281)      (3,568,281)
                                              =================================================================
Balance, June 30, 1998                        $   4,538,114   $  11,223,213   $  (15,606,152)   $     155,175
                                              =================================================================

See accompanying notes.

                            USA Technologies, Inc.

                     Consolidated Statements of Cash Flows


                                                                                  Year ended June 30
                                                                               1998               1997
                                                                       ----------------------------------

Operating activities
Net loss                                                               $    (3,568,281)   $    (3,120,712)
Adjustments to reconcile net loss to net cash
    used in operating activities:
       Compensation charges incurred in
          connection with the issuance of Common Stock
          and repricing of Common Stock options                                625,291            277,198
       Depreciation and amortization                                           116,255             97,250
       Provision for allowance for uncollectible accounts                       10,441             19,345
       Changes in operating assets and liabilities:
          Accounts receivable                                                 (105,866)          (146,663)
          Inventory                                                           (147,634)            48,073
          Prepaid expenses, deposits, and other assets                           5,155              9,702
          Accounts payable                                                     102,141            172,797
          Accrued expenses                                                     383,901             (8,332)
                                                                       ----------------------------------
Net cash used in operating activities                                       (2,578,597)        (2,651,342)

Investing activities
Purchase of property and equipment                                                (723)           (17,855)
                                                                       ----------------------------------
Net cash used in investing activities                                             (723)           (17,855)

Financing activities
Net proceeds from issuance of Common Stock and
    exercise of Common Stock warrants                                        1,530,639          1,141,126
Net proceeds from issuance of Convertible
    Preferred Stock                                                            761,510            394,688
Repayment of principal on capital lease obligations                            (18,271)            (9,707)
                                                                       ----------------------------------
Net cash provided by financing activities                                    2,273,878          1,526,107
                                                                       ----------------------------------

Net decrease in cash and cash equivalents                                     (305,442)        (1,143,090)
Cash and cash equivalents at beginning of year                                 630,266          1,773,356
                                                                       ----------------------------------
Cash and cash equivalents at end of year                               $       324,824    $       630,266
                                                                       ==================================

Supplemental disclosures of cash flow information:

Conversion of Convertible Preferred Stock to
    Common Stock                                                       $     3,188,207    $       206,009
                                                                       ==================================
Conversion of Cumulative Preferred Dividends to
    Common Stock                                                       $     1,503,867    $       117,149
                                                                       ==================================
Transfer of inventory to property and equipment                        $        88,981    $             -
                                                                       ==================================
Stock subscription receivable                                          $        19,875    $        60,000
                                                                       ==================================
Capital lease obligations incurred                                     $             -    $        22,200
                                                                       ==================================
Cash paid during the year for interest                                 $        18,777    $        10,549
                                                                       ==================================


See accompanying notes.

                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 1998

1. Business

USA Technologies, Inc., a Pennsylvania corporation (the "Company"), was incorporated on January 16, 1992. The Company is a provider and licensor of unattended, credit card activated control systems for the copying, debit card and personal computer industries. The Company's customers are principally located in the United States and are comprised of hotels, retail locations, university libraries, and public libraries. The Company generates its revenues from the direct sale of equipment utilizing its control systems, from retaining a percentage of the gross licensing fees generated by the control systems, and from a monthly administrative service fee.

During September 1996, the Company commenced offering the Business Express(TM) principally to the hospitality industry, which combined the Company's business applications for computers, copiers and facsimile machines into a kiosk type unit. During September 1997, the Company entered into a joint venture agreement (Joint Venture) with Mail Boxes Etc. ("MBE") and commenced selling the MBE Business Express(TM) ("MBEX") primarily to hotels located in the United States (Note 3).

2. Accounting Policies

Basis of Financial Statement Presentation

The consolidated statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has incurred substantial losses of approximately $3.6 million and approximately $3.1 million during the fiscal years ending June 30, 1998 and 1997, respectively, and cumulative losses from its inception through June 30, 1998 amounting to approximately 12.9 million. Losses have continued through August 1998. The Company's ability to meet its future obligations is dependent upon the success of its products in the marketplace and its ability to raise capital until the Company's products can generate sufficient operating revenues. These factors raise doubt about the Company's ability to continue as a going concern. Management believes that actions presently being taken will allow for the Company to continue as a going concern. Such actions include the generation of revenues from operations, raising capital from private placements (Notes 14 and 15), the exercise of Common Stock purchase warrants and options, and continued efforts to reduce costs.

                            USA Technologies, Inc.

                  Notes to Consolidated Financial Statements



2. Accounting Policies (continued)

Development Stage Corporation

During the quarter ended June 30, 1998, the Company determined that it is no longer designated as a development stage enterprise as defined in Statement of Financial Accounting Standards No. 7 Development Stage Enterprises. During its development stage, the Company devoted a substantial portion of its efforts toward raising capital, research and development, establishing new business and developing new products and markets. The strategic alliances entered into during the year ended June 30, 1998 (Note 3) have provided the Company with the ability to complete its transition from a development stage enterprise to an enterprise focusing on marketing its products and its commercial operations.

Consolidation

The consolidated financial statements include the accounts of the Joint Venture (Note 3). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents represent all highly liquid investments with original maturities of three months or less. At June 30, 1998, cash equivalents were comprised of a money market fund and certificates of deposit.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

                            USA Technologies, Inc.

                  Notes to Consolidated Financial Statements

2. Accounting Practices (continued)

Property and Equipment

Property and equipment are recorded at cost. Property and equipment consists of control systems, which generate monthly transaction fees from usage and are depreciated using the straight-line method over three years, and furniture and vehicles, which are depreciated using the straight-line method over seven and five years, respectively, for financial statement purposes and accelerated methods for income tax reporting purposes.

Revenue Recognition

Revenue from the sale of equipment is recognized upon installation and customer acceptance of the related equipment. License and transaction fee revenue is recognized upon the usage of the Company's credit card activated control systems.

Research and Development

Research and development costs are charged to operations as incurred. Such research and development costs amounted to approximately $199,000 and $344,000 for the years ended June 30, 1998 and 1997, respectively. These costs are reflected in general and administrative and compensation expenses in the accompanying consolidated financial statements.

Income Taxes

The Company provides for income taxes using the asset and liability approach whereby deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Such differences result from differences in the timing of recognition by the Company of certain expenses, and the periods of amortization and depreciation of certain assets.

Accounting for Stock Options

During 1995, the Financial Accounting Standards Board issued Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. SFAS 123 provides companies with a choice to follow the provisions of SFAS 123 in determination

                            USA Technologies, Inc.

                  Notes to Consolidated Financial Statements

2. Accounting Practices (continued)

Accounting for Stock Options (continued)

of stock-based compensation expense or to continue with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). The Company has elected to follow the provisions of APB 25. Under APB 25, because the exercise price of the Company's stock options equals or exceeds the market price of the underlying Common Stock on the date of grant, no compensation expense is recognized. The effect of applying SFAS 123 to the Company's stock-based awards results in net loss and net loss per common share that are disclosed on a proforma basis in
Note 11.

Loss Per Common Share

During February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), Earnings per Share, which was adopted by the Company during the quarter ending December 31, 1997. SFAS 128 replaced the calculation of primary and fully diluted earnings per share. Basic earnings per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. SFAS 128 had no impact on the calculation of the Company's previously reported primary and fully diluted loss per common share. No exercise of stock options, purchase rights, stock purchase warrants, or the conversion of preferred stock and cumulative preferred dividends was assumed because the assumed exercise of these securities would be antidilutive.

Impact of Recent Accounting Pronouncements

During June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130") and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 130 requires financial statement reporting of all non-owner related changes in equity for the periods presented. SFAS 131 requires disclosure about revenue, earnings and other financial information pertaining to business segments by which a company is managed, as well as factors used by management to determine segments. Both SFAS 130 and

                            USA Technologies, Inc.

                  Notes to Consolidated Financial Statements


2. Accounting Practices (continued)

Impact of Recent Accounting Pronouncements (continued)

SFAS 131 are effective for fiscal years beginning after December 15, 1997. The Company is in the process of evaluating the disclosure requirements of these standards and believes the adoption of SFAS 130 and SFAS 131 will have no material effect on the Company's results of operations or its financial condition.

3. Joint Venture

During September 1997, the Company entered into a five year 50/50 (unless otherwise specified) Joint Venture Agreement with Mail Boxes Etc. ("MBE"). The Joint Venture operates under the name "MBE Express Joint Venture" (hereinafter referred to as "Joint Venture") and will exclusively sell and market the Company's Business Express(TM) product under the name MBE Business Express(TM). Gross profits earned by the Joint Venture from sales on a National Account level and sales referred to the Joint Venture by MBE franchisees are split equally by the partners. Any sales generated by either of the partners responsible for obligating the customer for the sale would receive 75% of the gross profit and the other partner would receive 25% of the gross profit. The agreement also allows the Company to have the option to directly sell its Business Express products. Sharing of the transaction fees earned varies based on the initiator of the sale of the MBE Business Express(TM). All other revenues and expenses of the Joint Venture are shared equally by the partners. Reimbursements due from the Joint Venture partner of $98,358 are recorded against other amounts payable to MBE at June 30, 1998.

The Joint Venture Agreement specifies that if certain sales goals are not met by the Joint Venture, the Company may terminate the exclusivity provisions of the agreement after the second year. In this regard, if 2,000 business centers are not sold by September 24, 1999, the exclusivity provisions may be terminated. The Joint Venture may be terminated at any time by either partner if the other partner has breached any material term or condition of the agreement; provided that the terminating partner has allowed the other partner at least a sixty-day period to cure any alleged breach (Note 15).

During the year ended June 30, 1998, the Company delivered to MBE 195 control boxes to be used by its MBE franchisees. Through June 30, 1998, 7 control systems were installed in MBE franchise operations. During April 1998, MBE agreed to accept an additional 600 control boxes which are scheduled to be shipped at the rate of 100 units per month commencing in September 1998 (See
Note 15).

                            USA Technologies, Inc.

                  Notes to Consolidated Financial Statements

3. Joint Venture (continued)

At June 30, 1998, the Joint Venture recorded accounts payable to MBE of approximately $248,000 which principally represents amounts payable for inventory and other expenditures paid by MBE on behalf of the Joint Venture.

During February 1998, Prime Hospitality Corp. ("Prime") entered into an agreement with the Joint Venture whereby Prime would purchase a minimum of 100 MBE Business Express(TM) units for installation at its owned and managed hotels for a purchase price of approximately $2 million. The agreement provided for a 90-day trial period on 6 units and if such trial was successful, Prime would order the remaining 94 units. During June 1998, the Joint Venture was notified by Prime that the trial period was successful and accordingly, the remaining 94 units will be purchased by Prime prior to June 1999.

During March 1998, the Joint Venture entered into an agreement with International Business Machines Corporation ("IBM") whereby IBM agreed to be the executional partner for certain aspects of the Joint Venture's business, including project management services, asset procurement and inventory financing, configuration and testing of equipment, site preparation, installation, maintenance services, and asset management. Under this agreement, IBM will also assist the Joint Venture with marketing and technology exchange. This agreement is expected to commence in the first quarter of fiscal 1999.

4. Property and Equipment

Property and equipment consist of the following:

                                                         June 30
                                                 1998                1997
                                            ----------------------------------

Control systems                             $      357,021      $      269,590
Furniture and equipment                             75,710              73,437
Vehicles                                            10,259              10,259
                                            ----------------------------------
                                                   442,990             353,286
Less accumulated depreciation                      291,084             174,829
                                            ----------------------------------
                                            $      151,906      $      178,457
                                            ==================================

                            USA Technologies, Inc.

                  Notes to Consolidated Financial Statements

5. Accrued Expenses

Accrued expenses consist of the following:
                                                           June 30
                                                   1998               1997
                                            ------------------------------------

Accrued product warranty costs               $       102,520    $             -
Accrued software license and
   support costs                                      84,297                  -
Accrued compensation and related
   sales commissions                                  79,147              3,698
Accrued professional fees                             76,000                  -
Accrued sales tax                                     44,630             25,559
Accrued other                                         30,524              7,144
Advanced customer billings                            13,525                  -
Accrued rent                                               -             10,341
                                            ====================================
                                             $       430,643    $        46,742
                                            ====================================

6. Related Party Transactions

At June 30, 1998 and 1997, approximately $26,000 and $27,000, respectively, of the Company's accounts payable were due to several shareholders for various legal and technical services performed. During the years ended June 30, 1998 and 1997, the Company incurred approximately $340,000 and $308,000, respectively, for these services.

7. Commitments

During November 1997, the Company entered into a new Employment and Non-Competition Agreement through June 30, 2000 (the Employment Agreement) with the Company's President, providing for a base annual salary of $100,000. The Employment Agreement is automatically renewed annually thereafter unless canceled by either the President or the Company. In connection with the Employment Agreement, the President canceled an aggregate of 4,365,000 shares of Common Stock held in escrow in accordance with the terms as described in
Note 12. The Employment Agreement also granted the President in the event of a "USA Transaction," as defined, irrevocable and fully vested rights equal to that number of shares of Common Stock that when issued to him equals five percent of all the then issued and outstanding shares of the Company's Common Stock. The President is not required to pay any additional consideration for such shares. The stock rights have no expiration and are not affected by the President's termination of employment.

                            USA Technologies, Inc.

                  Notes to Consolidated Financial Statements

7. Commitments (continued)

The Company conducts its operations from various facilities under operating leases. Rental expense under such arrangements was approximately $70,000 and $94,000 during the years ended June 30, 1998 and 1997, respectively.

During the year ended June 30, 1997, the Company entered into agreements to lease $22,200 of computer equipment which was accounted for as a capital lease. This computer equipment is included in control systems in the accompanying consolidated financial statements. Lease amortization of $18,862 and $17,600 is included in depreciation expense for the years ended June 30, 1998 and 1997, respectively.

Future minimum lease payments subsequent to June 30, 1998 under capital and noncancelable operating leases are as follows:

                                                            Capital         Operating
                                                            Leases            Leases
                                                         ---------------------------------

1999                                                     $     26,055      $     79,900
2000                                                            1,717            34,200
2001                                                                -             9,000
                                                         ------------------------------
Total minimum lease payments                                   27,772      $    123,100
                                                                         ==============
Less amount representing interest (25% per annum)               3,293
                                                         ----------------
Present value of net minimum lease payments                    24,479
Less current obligation under capital leases                   22,810
                                                         ----------------
Obligation under capital leases, less current portion    $      1,669
                                                         ================


During May 1998, the Company entered into an agreement with a vendor (on behalf of the Joint Venture) whereby the Company committed to acquire 1,500 control systems for approximately $780,000. The control systems are anticipated for delivery by the Company through the quarter ending March 31, 1999. As more fully discussed in Note 15, certain of these control systems have recently become the subject of litigation.

                            USA Technologies, Inc.

                  Notes to Consolidated Financial Statements

8. Income Taxes

At June 30, 1998 and 1997, the Company had federal net operating loss carryforwards of approximately $11,231,000 and $8,181,000, respectively, to offset future federal taxable income expiring through 2013. Additionally, at June 30, 1998 and 1997, the Company had state net operating loss carryforwards of approximately $8,655,000 and $5,753,000, respectively, to offset future state taxable income expiring through 2008. At June 30, 1998 and 1997, the Company recorded a deferred tax asset of $4,905,000 and $3,402,000, respectively, which were reduced by a valuation allowance of the same amount as the realization of these deferred tax assets are not certain.

The deferred tax assets arose primarily from the use of different accounting methods for financial statement and income tax reporting purposes as follows:

                                                                                June 30
                                                                       1998                 1997
                                                                   ----------------------------------
Deferred tax asset:
   Net operating loss carryforwards                                 $  4,384,000      $     3,081,000
   Compensation expense on stock option re-pricing                       222,000                    -
   Deferred research and development costs                               207,000              226,000
   Deferred pre-operating costs                                           18,000               84,000
   Other temporary differences                                            81,000               20,000
                                                                   ----------------------------------
                                                                       4,912,000            3,411,000
Deferred tax liabilities:
   Depreciation                                                           (7,000)              (9,000)
                                                                   ----------------------------------
Deferred tax asset, net                                                4,905,000            3,402,000
Valuation allowance                                                   (4,905,000)          (3,402,000
                                                                   ==================================
                                                                    $          -      $             -
                                                                   ==================================


The timing and manner in which the Company can utilize operating loss carryforwards and future tax deductions for capitalized items in any year was limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. The Company believes that such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.

                            USA Technologies, Inc.

                  Notes to Consolidated Financial Statements


9. Preferred Stock

The Preferred Stock authorized may be issued from time to time in one or more series, each series with such rights, preferences or restrictions as determined by the Board of Directors. Each share of Series A Preferred Stock shall have the right to ten votes and is convertible at any time into ten shares of Common Stock. Each share of Common Stock entitles the holder to one voting right. During the period from March 24, 1997 to December 31, 1997, each share of Series A Preferred Stock was convertible into twelve shares of Common Stock. Series A Convertible Preferred Stock provides for an annual cumulative dividend of $1.50 per share payable to the shareholders of record on February 1 and August 1 of each year. Cumulative unpaid dividends at June 30, 1998 and 1997 amounted to $2,442,650 and $2,837,086, respectively. Cumulative unpaid dividends are convertible into common shares at $1.00 per common share at the option of the shareholder. During the period from March 24, 1997 to December 31, 1997, the cumulative unpaid dividends were convertible into common shares at $.83 per common share. During the years ended June 30, 1998 and 1997, certain holders of the Preferred Stock converted 392,969 and 24,170 shares, respectively, into 4,664,525 and 273,800 shares of Common Stock, respectively. Certain of these shareholders also converted cumulative preferred dividends of $1,503,867 and $117,149, respectively, into 1,789,642 and 133,158 shares of
Common Stock at June 30, 1998 and 1997, respectively. The Series A Preferred Stock may be called for redemption at the option of the Board of Directors at any time on and after January 1, 1998 for a price of $11.00 per share plus payment of all accrued and unpaid dividends. No such redemption has occurred as of June 30, 1998. In the event of any liquidation, the holders of shares of Series A Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders.

10. Common Stock Transactions

During June 1998, the Company's shareholders approved an increase in the number of the Company's authorized common stock shares from 55,000,000 to 62,000,000.

During January 1998, the Company's Board of Directors authorized a $750,000 private placement offering of 75 units at a unit price of $10,000. Each unit included 2,000 shares of Convertible Preferred Stock and 50,000 1998-A Common Stock purchase warrants at an exercise price of $.15 through June 30, 1998 and $.40 thereafter through March 5, 2003. The Company terminated this offering during February 1998 selling all 75 units and

                            USA Technologies, Inc.

                  Notes to Consolidated Financial Statements


10. Common Stock Transactions (continued)

generating net proceeds of $701,510 ($750,000 less offering costs of $48,490). Through June 30, 1998, 3,710,000 1998-A warrants were exercised at $.15 per warrant generating gross proceeds of $556,500. At June 30, 1998, there were 40,000 1998-A Common Stock purchase warrants outstanding.

On June 23, 1997, the Company closed on a private placement offering of Convertible Debentures (the Placement) resulting in net proceeds to the Company of $451,169 ($500,000 less offering costs of $48,831). The Placement was issued pursuant to Regulation S of the Securities Act of 1933 to five qualified purchasers, as defined, (Purchasers). The Placement was convertible by the Purchasers into Common Stock at any time after 45 days from issuance (August 7, 1997) and through the Placement's maturity of June 1, 2002 at the option of the Purchaser. The Company had the right to redeem the unconverted portion of the Placement at any time after June 23, 1998 through June 1, 2002. The conversion or redemption rate (hereinafter referred to as conversion rate) was equal to the lesser of 100% of the average closing bid price of the Common Stock for the five trading days immediately preceding June 23, 1997, or 65% of the average closing bid price of the Common Stock for the five trading days immediately preceding the date prior to the conversion or redemption date. Upon maturity (unless converted or redeemed prior thereto), the Placement would be automatically converted into shares of Common Stock at the conversion rate. As the terms and intent of the Placement were to raise equity for the Company through the issuance of Common Stock, and the terms of the Placement do not provide for the repayment of principal in cash, the substance of the Placement is that of an equity transaction and, accordingly, the net proceeds have been reflected as Common Stock in the accompanying consolidated financial statements.

As a requirement to the closure of the Placement, the Company placed an aggregate of 2,500,000 shares of Common Stock in escrow to ensure such shares would be available upon conversion of the Placement by the Purchasers. As the 2,500,000 shares held in escrow were legally issued and outstanding at June 30, 1997, such shares were included in the common shares issued and outstanding in the June 30, 1997 balance sheet. During fiscal year 1998, the entire Placement was converted (at varying prices) into 1,915,736 of common shares. Accordingly, the Placement and escrow shares were canceled and the appropriate number of shares of Common Stock were issued to the Purchasers.

Certain affiliates of the placement agent were issued non-detachable Common Stock purchase warrants, exercisable immediately, to purchase up to 2,000,000 shares of the Company's Common Stock at $.20 per warrant at any time through June 22, 2002. As of June 30, 1998, 900,000 of these warrants were exercised generating gross proceeds of $180,000.

During March 1997, the Company's Board of Directors authorized a $1,100,000 private placement offering of 110 units at a unit price of $10,000. Each unit included 2,000 shares of Convertible Preferred Stock and 40,000 1997 Common Stock purchase warrants at an exercise price of $.20 through October 31, 1997 (extended from the original date of August 31, 1997) and $.40 thereafter through February 28, 2002. During June 1997, the Company's Board of Directors authorized the reduction of this offering to a maximum of 40 units at an aggregate sales price of $400,000. As of June 30, 1997, 40 units were sold, generating net proceeds of $361,189 ($400,000 less offering costs of $38,811). The stock subscriptions receivable of $60,000 as of June 30, 1997, recorded in connection with this offering were collected in August 1997. The Company terminated this offering on July 3, 1997. During the year ended June 30, 1998, 1,585,000 warrants were exercised at $.20 per warrant generating gross proceeds of $317,000. At June 30, 1998 and 1997, 15,000 and 1,600,000, respectively, of 1997
Common Stock purchase warrants were outstanding.

During November 1996, the Company's Board of Directors authorized a $200,000 private placement offering of 20 units at a unit price of $10,000. Each unit included 1,000 shares of Series A Convertible Preferred Stock and 40,000 1996-B Common Stock purchase warrants at an exercise price of $.20 per share through October 31, 1997 (extended from original date of August 31, 1997) and $.30 per share through February 28, 2002. The offering closed during February 1997 resulting in the sale of 93.5 units generating gross proceeds of $93,500. During the year ended June 30, 1998, 334,000 warrants were exercised at $.20 per warrant generating gross proceeds of $66,800. At June 30, 1998 and 1997, 40,000 and 374,000, respectively, of 1996-B Common Stock purchase warrants were outstanding.

During 1996, the Company issued Common Stock purchase warrants (the 1996 warrants) which are exercisable at any time on or before May 31, 2001, unless such date is extended by the Company. Each 1996 warrant entitles the holder to purchase one share of Common Stock for $.40 through December 31, 1996 and for $.50 at any time thereafter. The exercise price of the 1996 warrants may be reduced by the Company at any time.

                            USA Technologies, Inc.

                  Notes to Consolidated Financial Statements


10. Common Stock Transactions (continued)

During November 1996, the Company's Board of Directors reduced the exercise price of the 1996 warrants from $.40 to $.20 during the period November 1, 1996 through February 28, 1997, after which the exercise price returned to $.50. During September 1997, the Company's Board of Directors reduced the exercise price of the 1996 Common Stock purchase warrants from $.50 to $.25 through October 31, 1997. Thereafter the exercise price returned to $.50. During the years ended June 30, 1998 and 1997, 1,130,000 and 3,202,000 warrants were exercised generating gross proceeds of $282,500 and $640,400, respectively. At June 30, 1998 and 1997, respectively, there were 868,000 and 1,998,000 1996 Common Stock purchase warrants outstanding.

During 1995, the Company issued Common Stock purchase warrants (the 1995 warrants) which are exercisable at any time on or before January 31, 2001, unless such date is extended by the Company. Each 1995 warrant entitles the holder to purchase one share of Common Stock for $.50. The exercise price of the 1995 warrants may be reduced by the Company at any time. During September 1997, the Company's Board of Directors reduced the 1995 Common Stock purchase warrants from $.50 to $.25 through October 31, 1997. During the year ended June 30, 1998, 741,000 warrants were exercised at $.25 generating gross proceeds of $185,250. At June 30, 1998 and 1997, respectively, the Company had 673,000 and 1,414,000, 1995 Common Stock purchase warrants outstanding.

             At June 30, 1998 and 1997, the Company had outstanding 152,800 and 157,300 Common Stock purchase rights, respectively. These Common Stock purchase rights, issued in 1993, allow the holder to purchase shares of the Company's Common Stock at $1.00 per share and are exercisable through June 30, 2000. During April 1998, the Company's Board of Directors authorized a reduction in the exercise price of the purchase rights to $.25 per share through June 30, 1998.

At June 30, 1998, stock subscriptions receivable of $19,875 were collected during July 1998.

                            USA Technologies, Inc.

                  Notes to Consolidated Financial Statements


11. Stock Options

The Company's Board of Directors has granted options to employees and consultants to purchase shares of Common Stock at or above fair market value. All options granted have 5 year terms and vest and become fully exercisable on the schedule established by the contract which granted the option. During fiscal year 1997, the Company's Board of Directors authorized the reduction in the exercise price of 650,000 options from $.65 to $.45 per share. These options were previously issued during the periods March 1996 through November 1996 and represented all options previously granted at $.65. The new exercise price of these options was equal to or greater than the fair market value of the Common Stock on the date of such reduction. During April 1998, the Company's Board of Directors authorized the reduction in the exercise price of 1,896,000 options from $.25-$.45 per share to $.05-$.20 per share. As the new exercise prices were below the fair market value of the Company's Common Stock on the date of repricing, the Company recorded a non-cash charge to compensation expense of approximately $555,000 during fiscal year 1998.

The following table summarizes all stock option activity:

                                       Common Shares
                                           Under             Exercise
                                          Options             Price
                                          Granted            Per Share
                                        -----------------------------

Balance at June 30, 1996                  3,335,000       $  .05-$.65
Granted                                     815,000       $  .25-$.65
Exercised                                  (150,000)      $  .05
Canceled                                    (29,000)      $  .45
                                        -----------------------------
Balance at June 30, 1997                  3,971,000       $  .05-$.50
Granted                                     300,000       $  .45-$.50
Exercised                                   (70,000)      $  .05
                                        -----------------------------
Balance at June 30, 1998                  4,201,000       $  .05-$.50
                                        =============================

                            USA Technologies, Inc.

                  Notes to Consolidated Financial Statements



11. Stock Options (continued)

The price range of the outstanding and exercisable common stock options at June 30, 1998 is as follows:

                                         Weighted
                                         Average                                                      Weighted
                                        Remaining                                                     Average
 Option Exercise       Options        Contract Life      Weighted Exercise            Options         Exercise
     Prices          Outstanding          (Yrs.)               Price                Exercisable        Price
-----------------------------------------------------------------------------------------------------------------

   $   0.05                 50,000           3.03          $    0.05                       50,000      $   0.05
   $   0.10                450,000           2.23          $    0.10                      450,000      $   0.10
   $   0.15              1,321,000           2.36          $    0.15                    1,283,500      $   0.15
   $   0.20                 75,000           0.33          $    0.20                       75,000      $   0.20
   $   0.25              1,315,000           1.46          $    0.25                    1,315,000      $   0.25
   $   0.45                840,000           3.58          $    0.45                      490,000      $   0.45
   $   0.50                150,000           3.56          $    0.50                      150,000      $   0.50
                         ---------                         ----------                   ---------
                         4,201,000                         $    0.25                    3,813,500
                         =========                         ==========                   =========

Pro forma information regarding net loss and net loss per common share determined as if the Company is accounting for stock options granted under the fair value method of SFAS 123 is as follows:

                                                                                   June 30
                                                                          1998                1997
                                                                    --------------------------------------
Net loss applicable to common shares as
reported under APB 25:                                               $    (5,322,847)   $    (4,364,007)
Stock option expense per SFAS 123                                           (391,704)          (137,013)
                                                                    --------------------------------------
Pro forma net loss                                                   $    (5,714,551)   $    (4,501,020
Pro forma net loss per common share                                  $          (.16)   $         (.21)
Loss per common share as reported                                    $          (.15)   $         (.21)

The fair value for the Company's stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years 1998 and 1997; risk-free interest rate of 5.5%; an expected life of 2 years; no expected cash dividend payments on common stock and volatility factors of the expected market price of the Company's common stock, based on historical volatility of 0.793 and 0.765, respectively.

                            USA Technologies, Inc.

                  Notes to Consolidated Financial Statements


11. Stock Options (continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. As noted above, the Company's stock options are vested over an extended period. In addition, option models require the input of highly subjective assumptions including future stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management's opinion, the Black-Scholes model does not necessarily provide a reliable measure of the fair value of the Company's stock options. The Company's pro forma information reflects the impact of the reduction in price of certain stock options.

12. Escrow and Cancellation Arrangements

At the request of the Pennsylvania Securities Commission, all of the executive officers and directors of the Company serving at the commencement of the initial public offering of the Company agreed to place in escrow 8,395,000 shares, as adjusted, beneficially owned by them until December 29, 1996. Under certain circumstances as outlined by the Pennsylvania Securities Commission, the President's shares were to be held in escrow for an additional period of time, but not later than June 30, 1998. Additionally, the President of the Company agreed that his 4,365,000 escrowed common shares would be canceled by the Company and would no longer be issued and outstanding unless certain performance measures as specified by the Commission were achieved by June 30, 1998. During November 1997, in connection with a new Employment and Non-competition Agreement entered into by the Company with the President, the President canceled his 4,365,000 escrowed common shares.

13. Retirement Plan

During September 1998, the Company adopted a Savings and Retirement Plan (the
Plan) which allows employees who have attained the age of 21 and have completed one year of service to make voluntary contributions up to a maximum of 15% of their annual compensation, as defined in the Plan. The Plan does not provide for any matching contribution by the Company, however, the Board of Directors may authorize, at its sole discretion, Company contributions to the Plan. During fiscal year 1998, there were no contributions made to the Plan by the Company.

                            USA Technologies, Inc.

                  Notes to Consolidated Financial Statements



14. Subsequent Event

During July 1998, the Company's Board of Directors authorized a $700,000 private placement offering of 70 units at a unit price of $10,000. Each unit includes 2,000 shares of Convertible Preferred Stock and 50,000 1998-B Common Stock purchase warrants at an exercise price of $.15 through January 1, 1999 and $.40 thereafter for five years after the termination of the offering. The Company terminated the offering on August 17, 1998. As of August 17, 1998, 27.8 units were sold generating gross proceeds of $278,000.

15. Events (Unaudited) Subsequent to the Date of the Auditors' Report

During July 1998, the Company's Board of Directors reduced the exercise price of the 1995 Common Stock purchase warrants and the 1996 Common Stock purchase warrants from $.50 to $.25 through September 30, 1998. Thereafter, the exercise price will return to $.50.

During August 1998, the Company notified MBE that MBE breached the Joint Venture Agreement (Note 3). Specifically, the Company indicated that MBE entered into an arrangement with another vendor which was a violation of the Joint Venture Agreement which obligates MBE to solely use the Company's control boxes. On September 3, 1998, MBE commenced a legal action against the Company in the Superior Court of the State of California alleging that the 195 control boxes purchased by MBE were defective and seeks a refund of the purchase price in the amount of $141,260, plus lost profits claimed to be several hundred thousand dollars. Additionally, the complaint seeks a declaratory judgment that MBE is not obligated to purchase the control boxes ordered in April 1998 (none of which have been delivered as of September 24, 1998). The complaint filed does not relate to the Joint Venture Agreement but solely to MBE's In-Center Workstation (ICW) program and states that MBE is willing to proceed in accordance with the Joint Venture Agreement. The Company believes the claim to be without merit and that it will prevail in this action. Accordingly, there has been no provision for this action in the accompanying consolidated financial statements.

During September 1998, the Company's Board of Directors authorized a $2,000,000 private placement offering (the "Offering") of 200 units at a unit price of $10,000. Each unit of the Offering shall consist of a 12%
Senior Note in the principal amount of $10,000, 15,000 1998-C Common Stock purchase warrants and 1,000 shares of Series B Equity Participating Preferred Stock. Each 1998-C Common Stock purchase warrant entitles the holder to purchase 1 share of common stock for $.10 at any time through

                            USA Technologies, Inc.

                  Notes to Consolidated Financial Statements


15. Events (Unaudited) Subsequent to the Date of the Auditors' Report
(continued)

December 31, 2001. Each share of Series B Preferred Stock is automatically convertible into 40 shares of Common Stock at the time of a "USA Transaction," as defined. In connection with this Offering, the Board of Directors also authorized the creation of 200,000 shares of a new Series B Equity Participating Preferred Stock. The offering is scheduled to commence on September 28, 1998.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

           None



                                   PART III

Item 9.  Directors and Executive Officers of the Registrant

                                  MANAGEMENT

Directors and Executive Officers

           The Directors and executive officers of the Company, together with their ages and business backgrounds are as follows.

         Name                      Age            Position(s) Held
         ----                      ---            ----------------


George R. Jensen, Jr.              49         President, Chief Executive
                                              Officer, Chairman of the
                                              Board of Directors
Stephen P. Herbert                 35         Executive Vice President - Sales
                                              and Marketing, Director
Haven Brock Kolls, Jr.             33         Vice President - Research and
                                              Development
Leland P. Maxwell                  51         Senior Vice President, Chief
                                              Financial Officer, Treasurer
Peter G. Kapourelos                78         Director
William W. Sellers                 76         Director
Henry B. duPont Smith              37         Director
William L. Van Alen, Jr.           64         Director


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

Item 10.  Executive Compensation

         The following table sets forth certain information with respect to compensation paid or accrued by the Company during the fiscal years ended June 30, 1996, June 30, 1997 and June 30, 1998 to the individual acting in the capacity of Chief Executive Officer of the Company. No individual who was serving as an executive officer of the Company at the end of the fiscal years ended June 30, 1996, June 30, 1997 or June 30, 1998 received salary and bonus in excess of $100,000 in any such fiscal year.

                          Summary Compensation Table

                                    Fiscal
Name and Principal Position          Year          Annual Compensation
---------------------------         ------      -------------------------
                                                Salary              Bonus
                                                ------              -----
George R. Jensen, Jr.,               1998       $100,000            $0
Chief Executive Officer,             1997       $100,000            $0
President                            1996       $90,000             $0


Executive Employment Agreements

         The Company has entered into an employment agreement with Mr. Jensen which expires June 30, 2000. The Agreement is automatically renewed from year to year unless canceled by Mr. Jensen or the Company. The agreement provides for an annual base salary of $100,000 per year. Mr. Jensen is entitled to receive such bonus or bonuses as may be awarded to him by the Board of Directors. In determining whether to pay such a bonus, the Board would use its subjective discretion. The Agreement requires Mr. Jensen to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the Agreement and for a period of one year thereafter.

         As part of the Agreement, Mr. Jensen canceled an aggregate of 4,365,000 shares of Common Stock of the Company which had been beneficially owned by him and which had been held in escrow pursuant to the Escrow Agreement dated December 29, 1993 by and between the Company, Mr. Jensen and certain other parties. In January 1994, and at the request of the Pennsylvania Securities Commission, Mr. Jensen placed all of the shares of Common Stock beneficially owned by him into escrow as a condition of the Company's initial public offering being declared effective in Pennsylvania. The shares of Common Stock canceled by Mr. Jensen had been subject to cancellation if certain performance goals were not met by the Company on or before June 30, 1998.

         The agreement also grants to Mr. Jensen in the event a "USA Transaction" (as defined below) occurs after the date thereof that number of shares of Common Stock as shall when issued to him equal five percent of all the then issued and outstanding shares of Common Stock (the "Rights"). Mr. Jensen is not required to pay any additional consideration for such shares. At the time of any USA Transaction, all of the shares of Common Stock underlying the Rights are automatically deemed to be issued and outstanding immediately prior to any USA Transaction, and are entitled to be treated as any other issued and outstanding shares of Common Stock in connection with such USA Transaction.

         The term USA Transaction is defined as (i) the acquisition of fifty-one percent or more of the then outstanding voting securities entitled to vote generally in the election of Directors of the Company by any person, entity or group, or (ii) the approval by the shareholders of the Company of a reorganization, merger, consolidation, liquidation, or dissolution of the Company, or the sale, transfer, lease or other disposition of all or substantially all of the assets of the Company.

         The Rights are irrevocable and fully vested, have no expiration date, and will not be affected by the termination of Mr. Jensen's employment with the Company for any reason whatsoever. If a USA Transaction shall occur at a time when there not a sufficient number of authorized but unissued shares of Common Stock, then the Company shall as a condition of such USA Transaction promptly take any and all appropriate action to make available a sufficient number of shares of Common Stock. In the alternative, the Company may structure the USA Transactions so that Mr. Jensen would receive the same amount and type of consideration in connection with the USA Transaction as any other holder of Common Stock.

         The Company has entered into a one-year employment agreement with Mr. Herbert which expires on April 30, 1999. The agreement is automatically renewed from year to year thereafter unless canceled by Mr. Herbert or the Company. The Agreement provides for an annual base salary of $90,000 per year, provided, that Mr. Herbert's base salary shall never be less than ninety percent of that of the Chief Executive Officer of the Company. Mr. Herbert is entitled to receive such bonus or bonuses as the Board of Directors may award to him. The Agreement requires Mr. Herbert to devote his full time and attention to the business and affairs of the Company and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter.

          Mr. Kolls has entered into a one-year employment agreement with the Company which expires on April 30, 1999, and is automatically renewed from year to year thereafter unless canceled by Mr. Kolls or the Company. The agreement provides for an annual base salary of $90,000 per year. Mr. Kolls is also entitled to receive such bonus or bonuses as may be awarded to him by the Board of Directors. The Agreement requires Mr. Kolls to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of his agreement and for a period of one year thereafter.

         Mr. Maxwell has entered into a one-year employment agreement with the Company which expires on February 28, 1999, and is automatically renewed from year to year thereafter unless cancelled by Mr. Maxwell or the Company. The agreement provides for an annual base salary of $90,000 per year, provided, that Mr. Maxwell's base salary shall never be less than eighty-five percent of that of the Chief Executive Officer of the Company. Mr. Maxwell is also entitled to receive such bonus or bonuses as the Board of Directors may award to him. The Agreement requires Mr. Maxwell to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter.

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

         In July 1993, the Company issued to each of Messrs. Kapourelos, Sellers, and Van Alen fully vested options to purchase 100,000 shares of Common Stock at an exercise price of $.25 per share. In March 1998, the expiration date of these options was extended from June 30, 1998 to June 30, 2000 and in April 1998, the exercise price was reduced from $.25 to $.15.

         In March 1995, the Company issued to Mr. Smith fully vested options to purchase 100,000 shares of Common Stock, to Mr. Sellers fully vested options to purchase 55,000 shares of Common Stock, to Mr. Kapourelos fully vested options to purchase 70,000 shares of Common Stock, and to Mr. Van Alen fully vested options to purchase 25,000 shares of Common Stock. The exercise price of these options is $.25 per share and they must be exercised on or before February 29, 2000. In April 1998, the exercise price of these options was reduced from $.25 to $.15.


         The Company paid to William W. Sellers the amount of $76,600 for consulting services rendered by Mr. Sellers to the Company during the fiscal year ended June 30, 1996.

         The Company paid to Peter G. Kapourelos the amount of $22,000 for consulting services rendered by Mr. Kapourelos to the Company during the fiscal year ended June 30, 1996.

         In March 1998, the Company extended the expiration date of the following options to purchase shares of Common Stock from June 30, 1998 to the close of business on June 30, 2000, to the following Directors of the Company:
Peter G. Kapourelos - 100,000 options; William W. Sellers - 100,000 options; Keith L. Sterling - 100,000 options; and William L. Van Alen, Jr. - 100,000 options.

         In April 1998, the Company reduced from $.25 to $.15 the exercise price of the following options to purchase Common Stock issued to the following Directors of the Company: Peter G. Kapourelos - 170,000 options; William W. Sellers - 155,000 options; William L. Van Alen, Jr. - 125,000 options; and Henry B. duPont Smith - 100,000 options.

         In April 1998, all of the Common Stock underlying the above options was registered by the Company under the Act, for resale by the holder thereof. Such registration was at the Company's cost and expense.

         The Board of Directors is responsible for awarding stock options. Such awards are made in the subjective discretion of the Board. Other than the repricing of the options by the Company in April 1998, the exercise price of all the above options represents on the date of issuance of such options an amount equal to or in excess of the market value of the Common Stock issuable upon the exercise of the Options. In connection with the April 1998 of stock options repriced, the exercise prices of all these options were below the fair market value on the date or repricing, therefore, the Company recorded a charge to compensation expense during in fiscal year 1998.

         All of the foregoing options are non-qualified stock options and not part of a qualified stock option plan and do not constitute incentive stock options as such term is defined under Section 422 of the Internal Revenue Code, as amended, and are not part of an employee stock purchase plan as described in Section 423 thereunder.

Executive Stock Options

         In July 1993, the Company issued to Keith L. Sterling and Edward J. Sullivan, former officers of the Company, options to purchase shares of Common Stock at an exercise price of $.25 per share. The options must be exercised within five years of the vesting thereof. Mr. Sterling received options to acquire 200,000 shares of Common Stock, 100,000 of which vested on June 30, 1994, and 100,000 of which vested on June 30, 1995. Mr. Sullivan was granted options to acquire 100,000 shares of Common Stock, 50,000 of which vested on June 30, 1994, and 50,000 of which vested on June 30, 1995.

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

         In June 1995, the Company issued to Mr. Slawter. a former officer, fully vested options to acquire 10,000 shares of Common Stock at an exercise price of $.25 per share. Such options must be exercised within five years.

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

          In May 1996, the Company issued to Mr. Sullivan, a former officer of the Company, options to acquire up to 50,000 shares of Common Stock at an exercise price of $.65 per share, all of which were to vest if he was employed by the Company on June 30, 1997. In December 1996, in conjunction with Mr. Sullivan's separation of employment with the Company, the Company agreed that 21,000 of these options became vested at such time and the remainder would be cancelled. See "Management - Officer Terminations." The options must be exercised within five years of vesting.

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

         In April 1998, the Company issued to each of Messrs. Herbert, Kolls and Maxwell options to purchase up to 50,000 shares of Common Stock at $.45 per share. The options become vested over a one-year period at the rate of 12,500 per quarter and must be exercised within five years of vesting.

         In April 1998, the Company reduced the exercise price of the following options to purchase Common Stock issued to the following executives: Haven Brock Kolls, Jr. - 100,000 options from $.25 to $.15; Stephen P. Herbert - 100,000 options from $.45 to $.15; and Leland P. Maxwell - 100,000 options from $.45 to $.15.

         The Board of Directors is responsible for awarding stock options. Such awards are made in the subjective discretion of the Board. Other than the repricing of the options by the Company in April 1998, the exercise price of all the above options represents on the date of issuance of such options an amount equal to or in excess of the fair market value of the Common Stock issuable upon the exercise of the options. In connection with the April 1998 of stock options repriced, the exercise prices of all these options were below the fair market value on the date of the repricing, therefore the Company recorded a charge to compensation expense during fiscal year 1998.

         All of the foregoing options are non-qualified stock options and not part of a qualified stock option plan and do not constitute incentive stock options as such term is defined under Section 422 of the Internal Revenue Code, as amended, and are not part of an employee stock purchase plan as described in Section 423 thereunder.

Officer and/or Director Terminations

         Keith L. Sterling resigned as the Executive Vice President-Systems, Chief Information Officer, Secretary and Director of the Company effective April 1998 for personal reasons. Mr. Sterling agreed to act as a consultant through June 30, 1998. The Company agreed to permanently reduce the exercise price of Mr. Sterling's options to purchase 450,000 shares of Common Stock to $.10 per share from $.25 per share and $.45 per share, and accelerated the vesting of 25,000 options to April 3, 1998.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Common Stock

         The following table sets forth, as of June 30, 1998, the beneficial ownership of the Common Stock of each of the Company's directors and executive officers, as well as by the Company's directors and executive officers as a group. Except as set forth below, the Company is not aware of any beneficial owner of more than five percent of the Common Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                         Number of Shares
       Name and Address                  of Common Stock          Percent
       of Beneficial Owner               Beneficially Owned(1)   of Class(2)
       -------------------               ---------------------   -----------
George R. Jensen, Jr.                    3,228,000 shares(3)         5.8%
3 Sugar Knoll Road
Devon, Pennsylvania 19333

Stephen P. Herbert                         438,000 shares(4)            *
536 West Beach Tree Lane
Strafford, Pennsylvania 19087

Haven Brock Kolls, Jr.                     381,000 shares(5)            *
52 Norwood House Road
Downingtown, PA  19335

Leland P. Maxwell                          163,000 shares(6)            *
129 Windham Drive
Langhorne, Pennsylvania 19047

                                         Number of Shares
       Name and Address                  of Common Stock          Percent
       of Beneficial Owner               Beneficially Owned(1)   of Class(2)
       -------------------               ---------------------   -----------

Peter G. Kapourelos                        313,000 shares(7)            *
1515 Richard Drive
West Chester, Pennsylvania 19380

William W. Sellers                       1,140,750 shares(8)          2.0%
394 East Church Road
King of Prussia, Pennsylvania 19406

Henry B. duPont Smith                      400,000 shares(9)           *
350 Mill Bank Road
Bryn Mawr, Pennsylvania 19010

William L. Van Alen, Jr.                   225,000 shares(10)           *
Cornerstone Entertainment, Inc.
P.O. Box 727
Edgemont, Pennsylvania 19028

All Directors and Executive Officers
As a Group (8 persons)                   6,288,750 shares(11)        11.3%

---------
*Less than one percent (1%)

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities. Shares of Common Stock issuable upon conversion of the Preferred Stock, or shares of Common Stock issuable upon exercise of options currently exercisable, or exercisable within 60 days of June 30, 1998, are deemed to be beneficially owned for purposes hereof.

(2) On June 30,1998 there were 40,163,837 shares of Common Stock and 618,236 shares of Series A Preferred Stock issued and outstanding. For purposes of computing the percentages under this table, it is assumed that all shares of issued and outstanding Preferred Stock have been converted into 6,182,360 shares of Common Stock, that all of the options or purchase rights to acquire Common Stock which have been issued and are fully vested as of June 30, 1998 (or within 60-days of June 30, 1998) have been converted into 4,353,800 shares of Common Stock. Of the 4,353,800 options or purchase rights to acquire Common Stock issued as of June 30, 1998, only 237,500 of such options do not become vested within 60-days thereof, and such options are excluded from this table. For purposes of computing such percentages it has also been assumed that all of the remaining 1995 Warrants have been exercised for 673,000 shares of Common Stock, all of the remaining 1996 Warrants have been exercised for 868,000 shares of Common Stock, that all of the 1996-B Warrants have been exercised for 40,000 shares of Common Stock, that all of the 1997 Warrants have been exercised for 15,000 shares of Common Stock, that all of the Warrants issued to affiliates and/or consultants to GEM Advisors, Inc. have been exercised for 1,100,000 shares of Common Stock, that all of the 1998-A Warrants have been exercised for 40,000 shares of Common Stock and all of the accrued and unpaid dividends on the Preferred Stock as of June 30, 1998 have been converted, into 2,442,650 shares of Common Stock. Therefore, for purposes of computing the percentages under this table, there are 55,641,147 shares of Common Stock issued and outstanding.

(3) Includes 3,000,000 shares of Common Stock held by Mr. Jensen with his minor children as joint tenants with right of survivorship. Does not include the right granted to Mr. Jensen under his Employment Agreement to receive five percent (5%) of the issued and outstanding Common Stock upon the occurrence of a USA Transaction (as defined herein). See "Executive Employment Agreements".

(4) Includes 437,500 shares of Common Stock issuable to Mr. Herbert upon the exercise of options. Does not include 112,500 shares of Common Stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of June 30, 1998.

(5) Includes 362,500 shares of Common Stock issuable to Mr. Kolls upon exercise of options. Includes 16,500 shares acquired through the escrow agreement. Does not include 37,500 shares of Common Stock issuable pursuant to options not presently exercisable and not exercisable within 60-days of June 30, 1998.

(6) Includes 162,500 shares of Common Stock issuable to Mr. Maxwell upon the exercise of options. Does not include 87,500 shares of Common Stock issuable pursuant to options not presently exercisable and not exercisable within 60 days of June 30, 1998.

(7) Includes 10,000 shares of Common Stock issuable upon the conversion of 1,000 shares of Preferred Stock beneficially owned by Mr. Kapourelos. Includes 30,000 shares of Common Stock held on the date hereof by Mr. Kapourelos with his spouse as joint tenants with right of survivorship. Includes 170,000 shares of Common Stock issuable upon exercise of options. Does not include any shares of Common Stock issuable upon conversion of any accrued and unpaid dividends in the Series A Preferred Stock.

(8) Includes 172,458 shares of Common Stock owned by the Sellers Pension Plan of which Mr. Sellers is a trustee, 46,518 shares of Common Stock owned by Sellers Process Equipment Company of which he is a Director, and 99,299 shares of Common Stock owned by Mr. Seller's wife. Includes 155,000 shares of Common Stock issuable upon exercise of options.

(9) Includes 120,000 shares of Common Stock issuable upon conversion of the 12,000 shares of Preferred Stock beneficially owned by Mr. Smith. Includes 100,000 shares of Common Stock issuable upon exercise of options. Includes 80,000 shares of Common Stock issuable upon conversion of the 1996 Warrants held by trusts for the benefit of Mr. Smith's children of which he is a trustee. Does not include any shares of Common Stock issuable upon conversion of any accrued and unpaid dividends on the Series A Preferred Stock.

(10) Includes 125,000 shares of Common Stock issuable to Mr. Van Alen upon exercise of options.

(11) Includes all shares of Common Stock described in footnotes (2) through
(10) above.

Preferred Stock

         The following table sets forth, as of June 30, 1998 the beneficial ownership of the Preferred Stock by the Company's directors and executive officers, as well as by the Company's directors and executive officers as a group. Except as set forth below, the Company is not aware of any beneficial owner of more than five percent of the Preferred Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Preferred Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.
                                      Number of Shares
Name and Address of                   of Preferred Stock           Percent
Beneficial Owner                      Beneficially Owned         of Class(l)
-------------------                   ------------------         -----------

Peter G. Kapourelos
1515 Richard Drive
West Chester, Pennsylvania 19380            1,000                        *

Henry B. duPont Smith
350 Mill Bank Road
Bryn Mawr, Pennsylvania 19010              12,000(2)                   1.9%

All Directors and
Executive Officers
As a Group (8 persons) (3)                 13,000                      2.1%
--------------
*Less than one percent (1%)

(1) There were 618,236 shares of Preferred Stock issued and outstanding as of June 30, 1998.

(2) Includes 2,000 shares of Preferred Stock held by trusts for the benefit of Mr. Smith's children of which he is a trustee.

(3) As of June 30, 1998, Messrs. Herbert, Jensen, Kolls, Maxwell, Sellers and Van Alen did not beneficially own any shares of Preferred Stock.

Item 12.  Certain Relationships and Related Transactions

         At June 30, 1998 and 1997, approximately $26,000 and $27,000 respectively, of the Company's accounts payable are due to several shareholders for various legal and technical services performed. For the years ended June 30, 1998 and June 30, 1997, the Company incurred approximately $340,000 and
$308,000 respectively for these services.

         In September 1996, the Company issued to Joseph Donahue, a Vice President of the Company, options to purchase up to 50,000 Shares of Common Stock at $.45 per share.

         In November 1996, the Company issued to Michael Feeney, a Vice President of the Company, options to purchase up to 10,000 Shares of Common Stock at $.50 per share.

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

         In November 1997, Mr. Jensen canceled 4,365,000 shares of Common Stock owned by him and which had been held in escrow.

         In December 1997, the Company issued to each of Joseph Donahue and Phillip Harvey, Vice Presidents of the Company, options to acquire up to 50,000 shares of Common Stock at $.45 per share. The options vest at the rate of 12,500 per quarter.

            In December 1997, Adele Hepburn, a Director of Public Relations of the Company, loaned the Company the sum of $50,000 for working capital. The loan was repaid on March 31, 1998 including interest at the rate of six percent (6%) per annum.

            In March 1998, the Company extended the expiration date of the following options to purchase shares of Common Stock from June 30, 1998 to the close of business on June 30, 2000: Adele Hepburn - 50,000 options; Peter G. Kapourelos - 100,000 options; William W. Sellers - 100,000 options; William L. Van Alen, Jr. - 100,000 options; and Keith L. Sterling - 100,000 options.

         In March 1998, the Company extended the expiration date of all the purchase rights to acquire 157,300 shares of Common Stock at $1.00 per share from June 30, 1998 to the close of business June 30, 2000. As a result, 4,500 purchase rights were exercised.

         In April 1998, the Company reduced from $.25 to $15 the exercise price of the following options to purchase Common Stock issued to the following Directors and/or executive officers of the Company: Peter G. Kapourelos - 170,000 options; William W. Sellers - 155,000 options; William L. Van Alen, Jr. - 125,000 options; Henry B. duPont Smith - 100,000 options; and Haven Brock Kolls, Jr. - 100,000 options.

         In April 1998, the Company reduced the exercise price of 50,000 of the 100,000 options to purchase shares of Common Stock of the Company owned by Michael Lawlor, an officer of the Company, from $.45 per share to $.05 per share and the exercise price of the remaining 50,000 options was permanently reduced from $.45 to $.15 per share. The reduced exercise price of the 100,000 options is less than the fair market value of the Common Stock on the effective date of the reduction, and therefore, a charge against earnings has been recorded in the Statement of Operations at June 30, 1998.

         In April 1998, the Company reduced from $.45 to $.15 the exercise price of the following options to purchase shares of Common Stock issued to the following Directors and/or executive officers of the Company: Leland P. Maxwell
- 100,000 options; Haven Brock Knolls, Jr. - 100,000 options; and Stephen Herbert - 100,000 options.

             In April 1998, the Company authorized the reduction in the exercise price of the options to purchase 200,000 shares of Common Stock of the Company owned by Adele Hepburn, an employee of the company, from $.25 to $.15.

             In April 1998, the Company authorized a reduction in the exercise price of 157,300 purchase rights from $1.00 per share to $.25 per share through June 30, 1998. At that time the price reverted back to $1.00 per share.

         In April 1998, the Company authorized a temporary reduction in the exercise price of all of the options to purchase up to 121,000 shares of Common Stock of the Company owned by Edward J. Sullivan, a former officer and employee of the Company, to $.15 per share through October 31, 1998. Thereafter, the exercise price shall revert back to the current exercise price

         In April 1998 the Company authorized a permanent reduction from $.45 to $.15 in the exercise price of 100,000 options to purchase shares of Common Stock owned by Joseph Donahue. Also in April 1998 the Company authorized a permanent reduction from $.45 to $.20 in the exercise price of 75,000 options to purchase shares of Common Stock owned by Phillip Harvey.

             All of the above reductions to the exercise price of $.05, $.10, $.15, $.20 or $.25 per share were to a price which was less than the fair market value of the Common Stock as of the date of the reductions and therefore, a charge against earnings was recorded during fiscal year 1998.




                                    PART IV

Item 13. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

        a. Consolidated Financial Statements filed herewith at Item 7 hereof include balance sheets at June 30, 1998 and 1997 and statements of operations, shareholders' equity, and cash flows, for the years ended June 30, 1998 and 1997. All other schedules for which provision is made in regulation S-B of the Commission are not required under the related instruction or are not applicable and therefore have been omitted.


        b. A report on Form 8-K was filed by the Company on June 23, 1998 reporting a material event under Item 5. Other Events.

        c. The Exhibits filed as part of, or incorporated by reference into this Form 10-KSB are listed below.

            Exhibit
            Number                           Description
            -------------------------------------------------------
            3.1 Articles of Incorporation of Company filed on January 16, 1992 (Incorporated by reference to Exhibit 3.1 to Form SB-2 Registration Statement No. 33-70992).

            3.1.1 First Amendment to Articles of Incorporation of the Company filed on July 17, 1992 (Incorporated by reference to Exhibit 3.1.1 to Form SB-2 Registration Statement No. 33-70992).

            3.1.2 Second Amendment to Articles of Incorporation of the Company filed on July 27, 1992 (Incorporated by reference to Exhibit 3.1.2 to Form SB-2 Registration Statement No. 33-70992).

            3.1.3 Third Amendment to Articles of Incorporation of the Company filed on October 5, 1992 (Incorporated by reference to Exhibit 3.1.3 to Form SB-2 Registration Statement No. 33-70992).

            3.1.4 Fourth Amendment to Articles of Incorporation of the Company filed on October 18, 1993 (Incorporated by reference to Exhibit 3.1.4 to Form SB-2 Registration Statement No. 33-70992).

            3.1.5 Fifth Amendment to Articles of Incorporation of the Company filed on June 7, 1995(Incorporated by reference to Exhibit 3.1 to Form SB-2 Registration Statement No. 33-98808).

            3.1.6 Sixth Amendment to Articles of Incorporation of the Company filed on May 1, 1996 (Incorporated by reference to Exhibit 3.1.6 to Form SB-2 Registration Statement No. 333-09465).

            3.1.7 Seventh Amendment to Articles of Incorporation of the Company filed on March 24, 1997 (Incorporated by reference to Exhibit 3.1.7 to Form SB-2 Registration Statement No. 333-30853).

          **3.1.8 Eighth Amendment to Articles of Incorporation of the Company filed on July 5, 1998.

            3.2 By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to Form SB-2 Registration Statement No. 33-70992).

            4.1 Warrant Agreement dated as of June 21, 1995 between the company and American Stock Transfer and Trust Company (Incorporated by reference to Exhibit 4.1 to Form SB-2 Registration Statement N. 33-98808, filed October 31,
                       1995).

            4.2        Form of Warrant Certificate (Incorporated by reference to
                       Exhibit 4.2 to Form SB-2 Registration Statement, No. 33-98808, filed October 31, 1995).

            4.3 1996 Warrant Agreement dated as of May 1, 1996 between the Company and American Stock Transfer and Trust Company.

            4.4        Form of 1996 Warrant Certificate.

            4.5        Form of 1997 Warrant (Incorporated by reference to
                       Exhibit 4.1 to Form SB-2 Registration Statement No. 333-38593, filed February 4, 1998).

            10.1 Employment and Non-Competition Agreement between the Company and Adele Hepburn dated as of January 1, 1993 (Incorporated by reference to Exhibit 10.7 to Form SB-2 Registration Statement No. 33-70992).

            10.2 Robert L. Bartlett common Stock Options dated as of July 1, 1993 (incorporated by reference to Exhibit 10.9 to Form SB-2 Registration Statement No. 33-70992).

            10.3 Edward J. Sullivan Common Stock Options dated as of July 1, 1993 (Incorporated by reference to Exhibit 10.10 to Form SB-2 Registration Statement No. 33-70992).

            10.4 Keith L. Sterling Common Stock Options dated July 1, 1993 (Incorporated by reference to Exhibit 10.11 to Form SB-2 Registration Statement No. 33-70992).

            10.5 Adele Hepburn Common Stock Options dated as of July 1, 1993 (Incorporated by reference to Exhibit 10.12 to Form SB-2 Registration Statement No. 33-70992).

            10.6 Gregory C. Rollins Common Stock Options dates as of August 23, 1993 (Incorporated by reference to Exhibit
                       10.13 to Form SB-2 Registration Statement No. 33-70992).


            10.7 Certificate of Appointment of American Stock Transfer & Trust Company as Transfer Agent and Registrar dated October 8, 1993 (Incorporated by reference to Exhibit
                       10.23 to Form SB-2 Registration Statement No.
                       33-70992).

            10.8 Employment and Non-Competition Agreement between the Company and H. Brock Kolls dated as of May 1, 1994 (Incorporated by reference to Exhibit 10.32 to Form SB-2 Registration Statement No. 33-70992).

            10.8.1 First Amendment to Employment and Non-Competition Agreement between the Company and H. Brock Kolls dated as of May 1, 1994 (Incorporated by reference to Exhibit
                       10.13.1 to Form SB-2 Registration Statement No.
                       333-09465).

            10.9 Agreement of Lease dated March 16,1994, by and between the Company and G.F. Florida Operating Alpha, Inc. (Incorporated by reference to Exhibit 10.33 to Form SB-2 Registration Statement No. 33-70992).

            10.10 Megan N. Cherney Common Stock Options dated as of April 1, 1994 (Incorporated by reference to Exhibit 10.41 to Form SB-2 Registration Statement No. 33-70992).

            10.11 H. Brock Kolls Common Stock Options dated as of May 1, 1994 (Incorporated by reference to Exhibit 10.42 to Form SB-2 Registration Statement No. 33-70992).

            10.11.1 H. Brock Kolls Common Stock Options dated as of March 20, 1996 (Incorporated by reference to Exhibit 10.19 to Form SB-2 Registration Statement No. 33-70992)

            10.12 Barry Slawter Common Stock Options dated as of August 25, 1994 (Incorporated by reference to Exhibit 10.43 to Form SB-2 Registration Statement No. 33-70992).


            10.13 Employment and Non-Competition Agreement between the Company and Michael Lawlor dated June 7, 1996 (Incorporated by reference to Exhibit 10.28 to Form SB-2 Registration Statement No. 333-09465).

            10.14 Michael Lawlor Common Stock Option Certificate dated as of June 7, 1996 (Incorporated by reference to Exhibit
                       10.29 to Form SB-2 Registration Statement
                       No.333-09465).

            10.15 Employment and Non-Competition Agreement between the Company and Stephen P. Herbert dated April 4, 1996 (Incorporated by reference to Exhibit 10.30 to Form SB-2 Registration Statement No. 333-09465).

            10.16 Stephen P. Herbert Common Stock Option Certificate dated April 4, 1996 (Incorporated by reference to Exhibit 10.31 to Form SB-2 Registration Statement No. 333-09465).


            10.17 RAM Group Common Stock Option Certificate dated as of August 22, 1996 (Incorporated by reference to Exhibit
                       10.34 to Form SB-2 Registration No. 33-98808).

            10.18 RAM Group Common Stock Option Certificate dated as of November 1, 1996 (Incorporated by reference to Exhibit
                       10.35 to Form SB-2 Registration No. 33-98808).

            10.19 Philip A. Harvey Common Stock Option Certificate dated as of November 1, 1996 (Incorporated by reference to Exhibit 10.36 to Form SB-2 Registration No. 33-98808).

            10.20 Joseph Donahue Common Stock Option Certificate dated as of September 2, 1996 (Incorporated by reference to Exhibit 10.37 to Form SB-2 Registration No. 33-98808).

            10.21 Employment and Non-Competition Agreement between the Company and Leland P. Maxwell dated February 24, 1997 (Incorporated by reference to Exhibit 10.39 to Form SB-2 Registration No. 33-98808)

            10.21.1 First Amendment to Employment and Non-competition Agreement between the Company and Leland P. Maxwell dated February 24, 1998.

            10.22 Leland P. Maxwell Common Stock Option Certificate dated February 24, 1997 (Incorporated by reference to Exhibit
                       10.40 to Form SB-2 Registration No. 33-98808).

            10.23 Letter between the Company and GEM Advisers, Inc. signed May 15, 1997 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 22, 1997).

            10.24 Business Express Agreement between the Company and 1217909 Ontario Inc. dated May 20, 1997 (Incorporated by reference to Exhibit 10.42 to Form 8-K filed on May 22, 1997).

            10.25 H. Brock Kolls Common Stock Option Certificate dated as of June 9, 1997 (Incorporated by reference to Exhibit
                       10.43 to Form SB-2 Registration Statement No.
                       333-30853).

            10.26 Stephen Herbert Common Stock Option Certificate dated as of June 9, 1997 (Incorporated by reference to Exhibit 10.44 to Form SB-2 Registration Statement No. 333-30853).

            10.27 Keith Sterling Common Stock Option Certificate dated as of June 9, 1997 (Incorporated by reference to Exhibit
                       10.45 to Form SB-2 Registration Statement No.
                       333-30853).

            10.28 Michael Feeney Common Stock Option Certificate dated as of June 9, 1997 (Incorporated by reference to Exhibit
                       10.46 to Form SB-2 Registration Statement No.
                       333-30853).

            10.29 Joint Venture Agreement dated September 24, 1997 between the Company and Mail Boxes Etc. (Incorporated by reference to Exhibit 10.47 to Form 10-KSB filed on September 26, 1997).

            10.30 Employment and Non-competition Agreement between the Company and George R. Jensen, Jr. dated November 20, 1997 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 26, 1997).

            10.31 Agreement between the Compapny and Promus Hotels, Inc. dated May 8, 1997 (incorporated by reference to Exhibit
                       10.49 to Form SB-2 Registration Statement No. 333-38593, filed on February 4, 1998).

            10.32 Agreement between the Company and Choice Hotels International, Inc. dated April 24, 1997 (Incorporated by reference to Exhibit 10.50 to Form SB-2 Registration Statement No. 333-38593, filed on February 4, 1998).

            10.33 Agreement between the Company and PNC Merchant Services dated July 18, 1997 (Incorporated by reference to Exhibit
                       10.51 to Form SB-2 Registration Statement No. 333-38593, filed on February 4, 1998).

            10.34 Separation Agreement between the Company and Keith L. Sterling dated April 8, 1998 (Incorporated by reference to Exhibit to Exhibit 10.1 to Form 10-QSB filed May 12,
                       1998).


         ** 27.1       Financial Data Schedule (Electronic Filing Only)
            --------------------------------------------------------------------
     ** -- Filed herewith.

d.   Schedules filed herewith include: Financial Data Schedule

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

Signatures                                Title                                     Date
----------                                -----                                     ----


/s/ George R. Jensen, Jr.    Chairman of the Board of Directors,       September 28, 1998
--------------------------   President and Chief Executive Officer
George R. Jensen, Jr.         (Principal Executive Officer)

/s/ Leland P. Maxwell        Vice President and Chief Financial        September 28, 1998
--------------------------   Officer (Principal Accounting Officer)
Leland P. Maxwell

/s/ William W. Sellers       Director                                  September 28, 1998
--------------------------
William W. Sellers

/s/ Peter G. Kapourelos      Director                                  September 28, 1998
--------------------------
Peter G. Kapourelos

/s/ Henry B. duPont Smith    Director                                  September 28, 1998
--------------------------
Henry B. duPont Smith

/s/ William L. Van Alen, Jr. Director                                  September 28, 1998
--------------------------
William L. Van Alen, Jr.

/s/ Stephen P. Herbert       Director                                  September 28, 1998
--------------------------
Stephen P. Herbert