Form 10QSB
period 1998-09-30
USA TECHNOLOGIES INC
filed 1998-11-13
CIK 896429

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 1O-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September  30, 1998
                                     -------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

                         Commission file number 33-70992

                             USA Technologies, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Pennsylvania                                   23-2679963
---------------------------------------------              ----------------
(State or other jurisdiction of incorporation              (I.R.S. employer
             or organization)                             Identification No.)

200 Plant Avenue, Wayne, Pennsylvania                            19087
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, area code first.             (610)-989-0340
                                                            --------------


Check whether the Registrant has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes __X__    No _____

As of November 4, 1998, there were 40,250,852 shares of Common Stock, no par value, and 682,641 shares of Series A Convertible Preferred Stock, no par value, outstanding.

                             USA TECHNOLOGIES, INC.


                                      INDEX

                                                                        PAGE NO.
                                                                        --------

Part I - Financial Information

         Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets - September 30, 1998 and June 30, 1998  1

         Consolidated Statements of Operations - Three months ended          2
         September 30, 1998 and 1997

         Consolidated Statement of Shareholders' Equity -                    3
         September 30, 1998

         Consolidated Statements of Cash Flows - Three months ended          4
         September 30, 1998 and 1997

         Notes to Consolidated Financial Statements                          5

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 7

Part II - Other Information                                                 10

         Item 1.  Legal Proceedings                                         10

         Item 2.  Changes in Securities                                     11

         Item 6.  Reports on Form 8-K                                       11

                             USA Technologies, Inc.

                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                              September 30,           June 30,
                                                                                  1998                  1998
                                                                             --------------        -------------
                                                                           (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                  $    142,529          $    324,824
    Accounts receivable less allowance                                              659,950               222,743
       for uncollectible accounts of $19,155 at September
       30, 1998 (unaudited) and $23,764 at June 30, 1998
    Inventory                                                                       729,562               436,971
    Stock subscriptions receivable                                                     --                  19,875
    Prepaid expenses and deposits                                                    22,246                20,515
                                                                               ------------          ------------
Total current assets                                                              1,554,287             1,024,928

Property and equipment,  at cost, net of accumulated                                151,293               151,906
  depreciation of $300,347 at September 30, 1998
  (unaudited) and $291,084 at  June 30, 1998
Other assets                                                                         10,250                10,250
                                                                               ------------          ------------
Total assets                                                                   $  1,715,830          $  1,187,084
                                                                               ============          ============

Liabilities and shareholders' equity
Current liabilities:
    Accounts payable                                                           $  1,556,942          $    576,787
    Accrued expenses                                                                420,234               430,643
    Current obligations under capital leases                                         19,242                22,810
                                                                               ------------          ------------
Total current liabilities                                                         1,996,418             1,030,240

Obligations under capital leases, less current portion                                  134                 1,669
                                                                               ------------          ------------
Total liabilities                                                                 1,996,552             1,031,909

Shareholders' equity (deficit):
   Preferred Stock, no par value:
     Series A Convertible Preferred:                                              4,737,588             4,538,114
       Authorized shares - 1,200,000; issued and outstanding shares -
       669,066 at September 30, 1998 (unaudited) and 618,236 at June
       30, 1998  (liquidation preference of $ 9,619,644 at September
       30, 1998 - unaudited)
     Series B Equity Participating Preferred:                                        --                    --
       Authorized shares - 200,000; none issued and outstanding at
       September 30, 1998
   Common Stock, no par value:
     Authorized shares - 62,000,000
     Issued and outstanding shares - 40,229,122 at                               11,275,409            11,223,213
       September 30, 1998 (unaudited) and 40,163,837
       at June 30, 1998
   Accumulated deficit                                                          (16,293,719)          (15,606,152)
                                                                               ------------          ------------
Total shareholders' equity (deficit)                                               (280,722)              155,175
                                                                               ------------          ------------
Total liabilities and shareholders' equity                                     $  1,715,830          $  1,187,084
                                                                               ============          ============

See accompanying notes.

                             USA Technologies, Inc.

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                            Three months ended
                                                                               September 30,

                                                                        1998                  1997
                                                                    ------------         -------------

Revenues:
    Equipment Sales                                                 $    712,294          $    310,311
    License and transaction fees                                          80,165                49,102
                                                                    ------------          ------------

Total revenues                                                           792,459               359,413

Expenses:
    Cost of equipment sales                                              623,178               292,640
    General and administrative                                           453,420               396,795
    Compensation                                                         339,480               307,217
    Depreciation and amortization                                         23,082                25,497
                                                                    ------------          ------------
Total expenses                                                         1,439,160             1,022,149
                                                                    ------------          ------------
Operating loss                                                          (646,701)             (662,736)

Other income (expense):
    Interest income                                                        2,509                 4,531
    Interest expense                                                      (1,411)               (2,319)
    Joint Venture activities                                             (24,878)                 --
                                                                    ------------          ------------
Total other income (expense)                                             (23,780)                2,212
                                                                    ------------          ------------
Net loss                                                                (670,481)             (660,524)

Cumulative preferred dividends and other
    Adjustments                                                         (503,420)             (903,274)
                                                                    ============          ============

Loss applicable to common shares                                    $ (1,173,901)         $ (1,563,798)
                                                                    ============          ============

Loss per common share (basic and diluted)                           $      (0.03)         $      (0.06)
                                                                    ============          ============

Weighted average number of common shares outstanding (basic
and diluted)                                                          40,229,122            27,287,669
                                                                    ============          ============


See accompanying notes.

                             USA Technologies, Inc.

            Consolidated Statements of Shareholders' Equity (Deficit)
                                   (Unaudited)


                                                   Series A
                                                  Convertible
                                                   Preferred        Common         Accumulated
                                                     Stock           Stock           Deficit           Total
                                                 ------------     ------------    ------------     ------------

Balance, June 30, 1998                           $  4,538,114     $ 11,223,213    $(15,606,152)    $    155,175
Issuance of 500 shares of Common Stock to an
   employee as compensation                              --                100            --                100
Conversion of 4,770 shares of Convertible
   Preferred Stock to 47,700 shares of Common
   Stock                                              (35,011)          35,011            --               --
Conversion of $17,085 of cumulative preferred
   dividends into 17,085 shares of Common
   Stock                                                 --             17,085         (17,085)            --
Issuance of 55,600 shares (27.8 units) of
   Convertible Preferred Stock at $5.00 per
   share in connection with the 1998-B
   Private Placement, net of offering costs
                                                      234,485             --              --            234,485
Net loss                                                 --               --          (670,481)        (670,481)
                                                 ------------     ------------    ------------     ------------
Balance, September 30, 1998                      $  4,737,588     $ 11,275,409    $(16,293,719)    $   (280,722)
                                                 ============     ============    ============     ============



See accompanying notes.

                             USA Technologies, Inc.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                       Three months ended September 30,
                                                                        1998                      1997
                                                                      ---------                 ---------

Operating activities
Net loss                                                              $(670,481)                $(660,524)
Adjustments to reconcile net loss to net cash
used in operating activities:
       Compensation charges incurred in
          connection with the issuance of Common Stock
          and repricing of Common Stock options                             100                    14,355
       Depreciation and amortization                                     23,082                    25,497
       Changes in operating assets and liabilities:
          Accounts receivable                                          (437,207)                  (86,102)
          Inventory                                                    (306,410)                  (14,937)
          Prepaid expenses, deposits, and other assets                   (1,731)                  (10,290)
          Accounts payable                                              980,155                   (61,761)
          Accrued expenses                                              (10,410)                   88,055
                                                                      ---------                 ---------
Net cash used in operating activities                                  (422,902)                 (705,707)

Investing activities
Purchase of property and equipment                                       (8,650)                     --
                                                                      ---------                 ---------
Net cash used in investing activities                                    (8,650)                     --

Financing activities
Net proceeds from issuance of Common Stock and
    exercise of Common Stock warrants                                    19,875                   381,979
Net proceeds from issuance of Convertible
    Preferred Stock                                                     234,485                      --
Repayment of principal on capital lease obligations                      (5,103)                   (4,195)
                                                                      ---------                 ---------
Net cash provided by financing activities                               249,257                   377,784
                                                                      ---------                 ---------

Net decrease in cash and cash equivalents                              (182,295)                 (327,923)
Cash and cash equivalents at beginning of year                          324,824                   630,266
                                                                      ---------                 ---------
Cash and cash equivalents at end of year                              $ 142,529                 $ 302,343
                                                                      =========                 =========




See accompanying notes.

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Business
         --------
                  USA Technologies, Inc., a Pennsylvania corporation (the "Company") is a leading provider and licensor of unattended, credit card activated control systems for the copying, debit card and personal computer industries. The Company's devices make available credit card payment technology in connection with the sale of a variety of products and services. The Company generates its revenues from the direct sale of its control systems and the resale of configured office products, as well as by license fees and a portion of the monies generated from all credit card transactions conducted through its control systems.

                  As of September 30, 1998, the Company had an installed base of a total of 764 control systems, distributed as follows: 613 Business Express(TM) or MBE Business Express(TM) control systems, 45 Copy Express(TM) control systems, 33 Debit Express(TM) control systems, 9 Fax/Printer Express(TM) control systems, and 64 Public PC(TM) control systems located primarily at various hotels and libraries throughout the United States and Canada.

2.       Accounting Policies
         -------------------
         Interim Financial Information

         The financial statements and disclosures included herein for the three months ended September 30, 1998 and 1997 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments consisting of adjustments of a normal and recurring nature which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position and the results of its operations and cash flows.

         Consolidation

         The consolidated financial statements include the accounts of the MBE Joint Venture (Note 4). All significant intercompany accounts and transactions have been eliminated in consolidation.

         Inventory

         Inventory is stated at the lower of cost (first-in, first-out method) or market.

         Property and Equipment

         Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over three to seven years for financial statement purposes and accelerated methods for income tax reporting purposes.

         Revenue Recognition

                  Revenue from the sale of equipment is recognized upon installation and customer acceptance of the related equipment. License fee revenue (including transaction processing revenue) is recognized upon the usage of the Company's credit card activated control systems.

         Loss per Common Share

         Loss per share is calculated by dividing the loss by the weighted average common shares outstanding for the period. No exercise of stock options, purchase rights, stock purchase warrants, or the conversion of preferred stock and cumulative preferred dividends was assumed because the assumed exercise of these securities would be antidilutive.


3.       Stock Options, Warrants and Purchase Rights
         -------------------------------------------
         During July 1998, the Company's Board of Directors approved a reduction of the exercise price of the 1995 Common Stock purchase warrants and the 1996 Common Stock purchase warrants from $.50 to $.25 through September 30, 1998. Thereafter, the exercise price will return to $.50.

         As of September 30, 1998, there was a total of 152,800 Common Stock Purchase Rights outstanding at a price of $1.00 per share. As of September 30, 1998, there was a total of 4,201,000 options outstanding to purchase Common Stock at exercise prices ranging from $.05 to $.50 per share, of which 3,938,500 were vested. As of September 30, 1998, many of the options and purchase rights granted were issued at or above fair market value on the date of grant, and those that were issued below fair market value have resulted in an appropriate charge against earnings during the period the options were issued.

         There are also 1,390,000 shares of Common Stock issuable upon exercise of the 1998-B warrants issued in July 1998; 40,000 shares of Common Stock issuable upon exercise of the 1998-A warrants issued in January and February 1998; 1,100,000 shares of Common Stock issuable upon exercise of warrants issued to affiliates and/or consultants of GEM Advisors, Inc. in June 1997; 15,000 shares of Common Stock issuable upon exercise of the 1997 warrants issued in 1997; 40,000 shares of Common Stock issuable upon exercise of the 1996-B warrants issued in January and February 1997; 868,000 shares of Common Stock issuable upon exercise of the 1996 warrants issued in 1996; and 673,000 shares of Common Stock issuable upon exercise of the 1995 warrants issued in 1995.

4.       MBE Joint Venture
         -----------------
         On March 31, 1998, the MBE Joint Venture signed agreements with International Business Machines Corporation ("IBM") whereby IBM agreed to be the executional partner for certain aspects of the MBE Joint Venture's business, including project management services, asset procurement and inventory financing, configuration and testing of equipment, site preparation, installation, maintenance services, and asset management. IBM would also assist the MBE Joint Venture with marketing and technology exchange. As of September 30, 1998, IBM installed 34 MBE Business Express(TM) units for the Joint Venture.

         During the quarter ended September 30, 1998, IBM began purchasing and financing inventory, installing assembled product, and billing customers on behalf of the MBE Joint Venture. A significant portion of the installations (and revenues) was the partial fulfillment of the 100 unit order from Prime Hospitality for the MBE Business Express(TM) units installed in Amerisuites hotels across the United States.

         At September 30, 1998 the Joint Venture recorded gross accounts payable to MBE of approximately $255,000, due to inventory and other items. This amount has been partially offset by approximately $74,000 which is due to the Company from MBE.


5.       Private Placements
         ------------------
         During July 1998, the Company's Board of Directors authorized a $700,000 private placement offering of 70 units at a unit price of $10,000. Each unit includes 2,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") and 50,000 1998-B Common Stock purchase warrants at an exercise price of $.15 through January 1, 1999 and $.40 thereafter for five years after the termination of the offering. The Company terminated the offering on August 17, 1998, having sold 27.8 units which generated gross proceeds of $278,000.

         During September 1998, the Company's Board of Directors authorized a $2,000,000 private placement offering of 200 units at a unit price of $10,000. Each unit of the offering consists of a 12% Senior Note in the principal amount of $10,000, 15,000 1998-C Common Stock purchase warrants and 1,000 shares of Series B Equity Participating Preferred Stock. Each 1998-C Common Stock purchase warrant entitles the holder to purchase 1 share of Common Stock for $.10 at any time through December 31, 2001. Each share of Series B Preferred Stock is automatically convertible into 40 shares of Common Stock at the time of a "USA Transaction," as defined. In connection with this Offering, the Board of Directors also authorized the creation of 200,000 shares of a new Series B Equity Participating Preferred Stock. The offering commenced on September 28, 1998. Subsequent to September 30, 1998, 15 units have been sold resulting in $150,000 of gross proceeds to the Company, and no warrants have been exercised.



Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

         The fiscal quarter ended September 30, 1998 resulted in a net operating loss of $670,481 compared to a net loss of $660,524 for the comparable fiscal quarter ended September 30, 1997. Losses are projected to continue until sufficient revenue is generated from equipment sales and licensing fees from the Company's proprietary technology.

         Revenues were $792,459 compared to $359,413 from the previous year's fiscal quarter. This $433,046 or 120% improvement reflects the success of the Company's sales efforts and the increasing marketplace acceptance of the Company's products. Of the total revenues, equipment sales totaled $712,294, an increase of $401,983 or 130% over the same period last year. License fees increased to $80,165 from $49,102 for the same period during the prior year, an increase of 63%. Despite these gains, revenue is still well below the level required for the Company to be profitable.

         Cost of equipment sales for the period included labor and equipment of $623,178 which represented an increase of $330,538 over the same period during the prior year, and is directly attributable to the increase in equipment sales described above.

         General and administrative expenses of $453,420 increased by $56,625 or 14% from the same quarter last year. The principal reasons were increases in manufacturing overhead to prepare for increased activity of $43,544, and charges for warranty cost coverage of $22,476, which offset reductions in consultant and professional fees of $45,234.

         Compensation expense of $339,480 increased by 11% due to permanent and higher personnel requirements in all areas of the Company. Depreciation and amortization expense decreased nominally from $25,497 to $23,082.

             Accounts receivable and accounts payable have increased substantially from June 30, 1998 due to the September 1998 Prime Hospitality rollout which approximately doubled the number of installations of any previous month. Additionally, inventory and accounts payable also increased due to preparation for an even larger volume anticipated in the second quarter of fiscal year 1999.

Plan of Operations

         As of September 30, 1998, the Company had an installed base of a total of 764 control systems, distributed as follows: 613 Business Express(TM) or MBE Business Express(TM) control systems, 45 Copy Express(TM) control systems, 33 Debit Express(TM) control systems, 9 Fax/Printer Express(TM) control systems, and 64 Public PC(TM) control systems located at various hotels and libraries throughout the United States and Canada. The total license fee revenues received by the Company from these systems has been increasing but is still well below the level required to achieve profitability.

         During the past three months the Company continued to emphasize the resale of equipment utilizing the Company's control systems rather than the revenue sharing arrangements previously employed. The Company still retains all rights to software and proprietary technology which it licenses to location operators for their exclusive use. This shift in approach reduces the Company's dependency on licensing revenues and simultaneously reduces the Company's capital asset requirements.

         The Company is marketing its products through its full-time sales staff consisting of three persons, either directly to customer locations or through management companies servicing these locations.

         On June 19, 1998, Prime Hospitality Corp. ("Prime") declared that the trial of 6 MBE Business Express(TM) installations was successful and that it would install the additional 94 MBE Business Express(TM) units at Prime's owned and managed hotels. The agreement provides for a purchase price of approximately $1.9 million for all 100 units. During the quarter ending September 30, 1998, 23 units have been installed, generating revenues of approximately $430,000.


Liquidity and Capital Resources

         For the three month period ended September 30, 1998, there was a net decrease in cash of $182,295. This was attributable to using $422,902 for operating activities, partially offset by net proceeds of $19,875 raised through the exercise of Common Stock purchase warrants, and net proceeds of $234,485 raised through the issuance of Series A Preferred Stock. As of September 30, 1998, total cash on hand was $142,529, and the working capital deficit was $442,131 of which $729,562 was invested in inventory.

         During July 1998, the Company's Board of Directors authorized a $700,000 private placement offering of 70 units at a unit price of $10,000. Each unit includes 2,000 shares of Series A Preferred Stock and 50,000 1998-B Common Stock purchase warrants at an exercise price of $.15 through January 1, 1999 and $.40 thereafter for five years after the termination of the offering. The Company terminated the offering on August 17, 1998. As of August 17, 1998, 27.8 units were sold generating gross proceeds of $278,000.

         During September 1998, the Company's Board of Directors authorized a $2,000,000 private placement offering (the "Offering") of 200 units at a unit price of $10,000. Each unit of the Offering consists of a 12% Senior Note in the principal amount of $10,000, 15,000 1998-C Common Stock purchase warrants and 1,000 shares of Series B Equity Participating Preferred Stock. Each 1998-C Common Stock purchase warrant entitles the holder to purchase 1 share of common stock for $.10 at any time through December 31, 2001. Each share of Series B Preferred Stock is automatically convertible into 40 shares of Common Stock at the time of a "USA Transaction," as defined. In connection with this Offering, the Board of Directors also authorized the creation of 200,000 shares of a new Series B Equity Participating Preferred Stock. The offering commenced on September 28, 1998. As of October 31, 1998, 15 units have been sold, resulting in $150,000 of gross proceeds to the Company.

         The Company believes that proceeds from the above private placements, together with funds available from the potential exercise of outstanding warrants and options, plus inventory financing from IBM and increased revenues from its business would be sufficient to fund operations until at least through the quarter ended March 31, 1999. There can be no assurance that any such additional sales of securities could be made by the Company or that increased revenues would result from its business activities. In such event, the Company may cease to be a going concern or may have to reduce its operations.

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

         In connection with its study, the Company is concentrating on five areas of its business: (i) its control system terminals; (ii) its office computers; (iii) its credit card processing systems and related systems; (iv) its back-up, off-site recovery system and (v) its non-Information Technology ("IT") systems. The study should be completed on or before December 31, 1998. Based on the study to date the Company estimates that it could incur costs of up to $25,000 in order to be Year 2000 compliant. In reference to item (ii) above, the Company has already found all but two office computers to be compliant. These two computers will be replaced with Year 2000 compliant computers in fiscal year 1999.

         The Company is in the process of obtaining written assurances of compliance from all material third parties whose products may affect the Company's operations.

         The worst case scenario for the Company would be if the control systems in the field were all found to contain a Year 2000 problem which caused defective transmissions into the Company's main processing software. Preliminary analysis indicated the probability of this scenario actually happening is very low (because the technology of the control units does not involve use or transmission of two digit year data). If however it did happen, the Company would utilize the services of IBM Global Services to replace all defective units. The Company anticipates the cost of such services to be approximately $150,000.




Part II - Other information

Items 3, 4, and 5  are not applicable.

Item 1.   Legal Proceedings

         As set forth in the Company's Form 10-KSB for the fiscal year ended June 30, 1998, the Company commenced arbitration proceedings against MBE in September 1998. In October 1998, MBE filed an answer to the complaint denying the allegations of the complaint. As of the date hereof, no date has been set for the arbitration hearings.

         As set forth in the Company's Form 10-KSB for the fiscal year ended June 30, 1998, MBE commenced a legal action against the Company in the courts of the state of California in September 1998. In October 1998, the Company had the case removed to the United States District Court for the Southern District of California. The Company also filed a motion to have the case stayed and/or dismissed pending the arbitration proceedings described above. The Company's motion is currently pending before the Court.

         In addition to the legal proceedings referred to above, on August 25, 1998, the Company notified MBE that MBE was in breach of the Joint Venture Agreement, and on October 2, 1998, MBE notified the Company that the Company was in breach of the Joint Venture Agreement. The Joint Venture Agreement provides that it may be terminated by the non-breaching party if any breach is not cured within sixty days. The Company has not terminated the Joint Venture Agreement as of the date hereof as permitted thereunder.

Item 2.  Changes in Securities

         During the quarter ended September 30, 1998, the Company completed a private placement offering pursuant to Rule 506 of Regulation D promulgated under the Securities and Exchange Act of 1933, as amended, ("the "Act") for $278,000 of the Company's securities. The offering consisted of 27.8 units at $10,000 each, with each unit consisting of 2,000 shares of Series A Preferred Stock and 50,000 1998-B Warrants. The Series A Preferred Stock is convertible at any time into shares of Common Stock, no par value, at a rate of 10 shares of Common Stock for each share of Preferred Stock. The 1998-B Warrants enable the holder to purchase one share of Common Stock for $.15 on or before January 1, 1999 and for $.40 through August 17, 2003.

            During the quarter ended September 30, 1998, the Company issued 500 shares of Common Stock to an employee as compensation for services. Such shares contained a restrictive legend under the Act, and were issued pursuant to the exemption from registration set forth in Section 4(2) of the Act. Also during this quarter, the Company issued 47,700 shares of Common Stock upon the conversion of 4,770 shares of Preferred Stock and issued 17,085 shares of Common Stock upon the conversion of $17,085 of cumulative dividends accrued and unpaid on the aforesaid shares of Preferred Stock. Such shares of Common Stock were issued pursuant to the exemption from registration set forth in Section 3(a)(9) of the Act.




Item 6.  Reports on Form 8-K

              On September 16, 1998, the Company filed with the Securities and Exchange Commission a Form 8-K which reported items under Item 5. Other Events.

                                   Signatures



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     USA TECHNOLOGIES, INC.

Date:  November 13, 1998             /s/ George R. Jensen, Jr.
                                     -----------------------------------------
                                     George R. Jensen, Jr., President,
                                       Chief Executive Officer

Date:  November 13, 1998             /s/ Leland P. Maxwell
                                     -----------------------------------------
                                     Leland P. Maxwell, Senior Vice President,
                                       Chief Financial Officer