Form 10QSB
period 1998-12-31
USA TECHNOLOGIES INC
filed 1999-02-16
CIK 896429

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 1O-QSB

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1998
                              ---------------------------------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

                         Commission file number 33-70992

                             USA Technologies, Inc.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

             Pennsylvania                                                 23-2679963
---------------------------------------------                 -----------------------------------
(State or other jurisdiction of incorporation                 (I.R.S. employer Identification No.)
            or organization)

 200 Plant Avenue, Wayne, Pennsylvania                                     19087
----------------------------------------                                ----------
(Address of principal executive offices)                                (Zip Code)

Registrant's telephone number, area code first.                       (610)-989-0340
                                                                      --------------


Check whether the Registrant has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            ----    ----

As of February 9, 1999, there were 41,874,376 shares of Common Stock, no par value, 665,377 shares of Series A Convertible Preferred Stock, no par value, outstanding, and 61,900 shares of Series B Equity Participating Preferred Stock, no par value, outstanding.

                             USA TECHNOLOGIES, INC.


                                      INDEX

                                                                                              PAGE NO.
Part I - Financial Information

         Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets - December 31, 1998 and June 30, 1998                       1

         Consolidated Statements of Operations - Three and six months ended
         December 31, 1998 and 1997                                                              2

         Consolidated Statement of Shareholders' Equity -                                        3
         December 31, 1998

         Consolidated Statements of Cash Flows - Six months ended                                4
         December 31, 1998 and 1997

         Notes to Consolidated Financial Statements                                              5

         Item 2. Management's Discussion and Analysis of Financial                               7
         Condition and Results of Operations

Part II - Other Information                                                                     10

         Item 1.  Legal Proceedings                                                             10

         Item 2.  Changes in Securities                                                         11

                             USA Technologies, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                              December 31,           June 30,
                                                                                  1998                 1998
                                                                              ------------           ---------
                                                                              (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                   $ 284,068              $ 324,824
    Accounts receivable less allowance                                            400,742                222,743
       for uncollectible accounts of $8,783 at December
       31, 1998 (unaudited) and $23,764 at June 30, 1998
    Inventory                                                                     894,707                436,971
    Stock subscriptions receivable                                                      -                 19,875
    Prepaid expenses and deposits                                                  21,421                 20,515
                                                                               ----------             ----------
Total current assets                                                            1,600,938              1,024,928

Property and equipment,  at cost, net of accumulated                              153,315                151,906
  depreciation of $341,386 at December 31, 1998
  (unaudited) and $291,084 at  June 30, 1998
Other assets                                                                       10,250                 10,250
                                                                               ----------             ----------
Total assets                                                                   $1,764,503             $1,187,084
                                                                               ==========             ==========

Liabilities and shareholders' equity/(deficit)
Current liabilities:
    Accounts payable                                                          $ 1,860,421              $ 576,787
    Accrued expenses                                                              477,819                430,643
    Current obligations under capital leases                                       17,799                 22,810
                                                                               ----------             ----------
Total current liabilities                                                       2,356,039              1,030,240

Senior Notes                                                                      368,206                      -
Obligations under capital leases, less current portion                             23,635                  1,669
                                                                               ----------             ----------
Total liabilities                                                               2,747,880              1,031,909

Shareholders' equity (deficit):
   Preferred Stock, no par value:
     Series A Convertible Preferred:                                            4,724,101              4,538,114
        Authorized shares - 1,200,000; issued and outstanding shares -
            667,161 at December 31, 1998 (unaudited) and 618,236 at June 30,
            1998 (liquidation preference of $ 9,590,595 at December 31, 1998 -
            unaudited)
     Series B Equity Participating Preferred:                                         -                      -
        Authorized shares - 200,000;  issued and outstanding shares
            - 43,500 at  December 31, 1998 (unaudited)
   Common Stock, no par value:
     Authorized shares - 62,000,000 at December 31, 1998 and
         June 30, 1998
     Issued and outstanding shares - 40,308,171 at                             11,305,895             11,223,213
         December 31, 1998 (unaudited) and 40,163,837
         at June 30, 1998
   Accumulated deficit                                                        (17,013,373)           (15,606,152)
                                                                              -----------            -----------
Total shareholders' equity (deficit)                                             (983,377)               155,175
                                                                              -----------            -----------
Total liabilities and shareholders' equity                                    $ 1,764,503            $ 1,187,084
                                                                              ===========            ===========


See accompanying notes.

                             USA Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three months ended                            Six months ended
                                                         December 31,                                 December 31,
                                                  1998                   1997                 1998                    1997
                                              -----------             ---------           -----------              ----------
Revenues:
   Equipment Sales                            $ 1,445,090             $ 309,411           $ 2,157,384              $  622,639
   License and transaction fees                   105,297                58,638               185,462                 107,740
                                              -----------             ---------           -----------              ----------
Total revenues                                  1,550,387               368,049             2,342,846                 730,379


Operating Expenses:
    Cost of equipment sales                     1,268,380               256,497             1,891,558                 549,137
    General and administrative                    544,918               490,780               998,338                 890,493
    Compensation                                  349,000               340,858               688,480                 648,075
    Depreciation and amortization                  27,220                25,497                50,302                  50,994
                                              -----------             ---------           -----------              ----------
Total operating expenses                        2,189,518             1,113,632             3,628,678               2,138,699
                                              -----------             ---------           -----------              ----------
                                                 (639,131)             (745,583)           (1,285,832)             (1,408,320)


Other income (expense):
   Interest income                                  1,186                 4,942                 3,695                   9,473
   Interest expense                                (6,496)               (2,330)               (7,907)                 (4,649)
   Joint Venture activities                       (65,215)                    -               (90,093)                     -
                                              -----------             ---------           -----------              ----------
Total other income (expense)                      (70,525)                2,612               (94,305)                  4,824
                                              -----------             ---------           -----------              ----------
Net loss                                         (709,656)             (742,971)           (1,380,137)             (1,403,496)


Cumulative preferred dividends and other
adjustments                                      (499,033)             (151,298)           (1,002,453)             (1,231,574)
                                              -----------             ---------           -----------              ----------


Loss applicable to common shares              $(1,208,689)           $ (894,269)          $(2,382,590)            $(2,635,070)
                                              ===========            ==========           ===========             ===========


Loss per common share (basic and diluted)          $(0.03)               $(0.03)               $(0.06)                 $(0.08)
                                              ===========            ==========           ===========             ===========


Weighted average number of common shares
outstanding (basic and diluted)                40,268,647            34,734,876            40,232,564              33,193,774
                                              ===========            ==========           ===========             ===========


See accompanying notes.

                             USA Technologies, Inc.
            Consolidated Statements of Shareholders' Equity (Deficit)
                                   (Unaudited)


                                                   Series A        Series B
                                                  Convertible       Equity
                                                   Preferred     Participating     Common      Accumulated
                                                     Stock      Preferred Stock    Stock         Deficit          Total
                                                  -----------   --------------- ----------    ------------       --------
Balance, June 30, 1998                           $4,538,114           $0        $11,223,213   $(15,606,152)      $155,175
Issuance of 500 shares of Common Stock to an
   employee as compensation                               -             -               100                -          100
Issuance of 50,00 shares of Common Stock
    in exchange for consulting services                   -             -             7,000                -        7,000
Conversion of 6,675 shares of Convertible
   Preferred Stock to 66,750 shares of Common
   Stock                                            (48,498)            -            48,498                -            -
Conversion of $27,084 of cumulative preferred
   dividends into 27,084 shares of Common
   Stock                                                  -             -            27,084          (27,084)           -
Issuance of 55,600 shares (27.8 units) of
   Series A Convertible Preferred Stock at
   $5.00 per share in connection with
   the 1998-B Private Placement, net of offering
   costs of $43,515                                 234,485             -                 -                -       234,485
Issuance of 43,500 shares (43.5 units) of
    Series B Equity Participating Preferred               -             -                 -                -             -
    Stock
Net loss                                                  -             -                 -       (1,380,137)    (1,380,137)
                                                 ----------          ----      ------------     ------------    -----------
Balance, December 31, 1998                       $4,724,101            $0      $ 11,305,895     $(17,013,373)   $  (983,377)
                                                 ==========          ====      ============     ============    ===========



See accompanying notes.

                             USA Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                          Six months ended December 31,
                                                                             1998               1997
                                                                          -------------       -----------
Operating activities
Net loss                                                                    $(1,380,137)       $(1,403,496)
Adjustments to reconcile net loss to net cash
used in operating activities:
       Compensation charges incurred in
          connection with the issuance of Common Stock
          and repricing of Common Stock options                                   7,100             42,443
       Depreciation and amortization                                             50,302             50,994
       Changes in operating assets and liabilities:
          Accounts receivable                                                  (177,999)          (157,497)
          Inventory                                                            (471,555)          (138,212)
          Prepaid expenses, deposits, and other assets                             (906)           ( 3,353)
          Accounts payable                                                    1,283,634             25,723
          Accrued expenses                                                       47,176            181,627
                                                                             ----------         ----------
Net cash used in operating activities                                          (642,385)        (1,401,771)

Investing activities
Purchase of property and equipment                                               (8,650)              (723)
                                                                             ----------         ----------
Net cash used in investing activities                                            (8,650)              (723)

Financing activities
Net proceeds from issuance of Senior Notes                                      368,206                  -
Net proceeds from issuance of Common Stock and
    exercise of Common Stock warrants                                            19,875          1,055,439
Net proceeds from issuance of Convertible
    Preferred Stock                                                             234,485                  -
Repayment of principal on capital lease obligations                             (12,287)            (8,629)
                                                                             ----------         ----------
Net cash provided by financing activities                                       610,279          1,046,810
                                                                             ----------         ----------

Net decrease in cash and cash equivalents                                       (40,756)          (355,684)
Cash and cash equivalents at beginning of year                                  324,824            630,266
                                                                             ----------         ----------
Cash and cash equivalents at end of period                                   $  284,068         $  274,582
                                                                             ==========         ==========

Supplemental Disclosure of Cashflow Information:
       Capital lease obligations                                             $   29,242                  -



See accompanying notes.

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Business

                  USA Technologies, Inc., a Pennsylvania corporation (the "Company") is a leading provider and licensor of automated business centers, primarily to the hospitality industry. The Company's patented unattended credit card activated devices make available the use of various business equipment including personal computers, copiers, fax machines and laptop connectivity to the internet. The Company generates its revenues from the direct sale of its control systems and the resale of configured office products, as well as by license fees and a portion of the monies generated from all credit card transactions conducted through its control systems.

                  As of December 31, 1998, the Company had an installed base of a total of 1,045 control systems, distributed as follows: 894 Business Express(TM) or MBE Business Express(TM) control systems, 45 Copy Express(TM) control systems, 33 Debit Express(TM) control systems, 9 Fax/Printer Express(TM) control systems, and 64 Public PC(TM) control systems located primarily at various hotels and libraries throughout the United States and Canada.

2.       Accounting Policies

         Interim Financial Information

         The financial statements and disclosures included herein for the three and six months ended December 31, 1998 and 1997 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments consisting of adjustments of a normal and recurring nature which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position and the results of its operations and cash flows.

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


3.         Stock Options, Warrants and Purchase Rights

         As of December 31, 1998, there was a total of 152,800 Common Stock Purchase Rights outstanding at a price of $1.00 per share. As of December 31, 1998, there was a total of 3,751,000 options outstanding to purchase Common Stock at exercise prices ranging from $.05 to $.50 per share, of which 3,601,000 were vested. As of December 31, 1998, many of the options and purchase rights granted were issued at or above fair market value on the date of grant, and those that were issued below fair market value have resulted in an appropriate charge against earnings during the period the options were issued.

         In January, 1999, the Board of Directors approved the following: a) a reduction of the exercise of the warrants of the 1998-C debt offering from $.10 to $.05, effective until December 31, 1999 at which time the price shall revert to $.10; b) an increase in the number of warrants in each unit of the current debt offering from 15,000 per unit to 20,000 per unit. If all 200 units are sold, the increase would total 1,000,000 warrants; c) an extension of the reduced exercise price of $.10 for the 1,390,000 1998-B warrants through March 31, 1999 instead of only through February 1, 1999; and d)a reduction in the exercise price of the 152,800 purchase rights issued in July 1993 from $1.00 per share to $.10 per share through March 31, 1999, at which time the price will revert to $1.00.

         There are also 870,000 shares of Common Stock issuable upon exercise of the 1998-C warrants issued in November and December 1998; 1,390,000 shares of Common Stock issuable upon exercise of the 1998-B warrants issued in July 1998; 40,000 shares of Common Stock issuable upon exercise of the 1998-A warrants issued in January and February 1998; 1,100,000 shares of Common Stock issuable upon exercise of warrants issued to affiliates and/or consultants of GEM Advisors, Inc. in June 1997; 15,000 shares of Common Stock issuable upon exercise of the 1997 warrants issued in 1997; 40,000 shares of Common Stock issuable upon exercise of the 1996-B warrants issued in January and February 1997; 868,000 shares of Common Stock issuable upon exercise of the 1996 warrants issued in 1996; and 673,000 shares of Common Stock issuable upon exercise of the 1995 warrants issued in 1995.

4.         MBE Joint Venture

         On March 31, 1998, the MBE Joint Venture signed agreements with International Business Machines Corporation ("IBM") whereby IBM agreed to be the executional partner for certain aspects of the MBE Joint Venture's business, including project management services, asset procurement and inventory financing, configuration and testing of equipment, site preparation, installation, maintenance services, and asset management. IBM would also assist the MBE Joint Venture with marketing and technology exchange. For the quarter ended December 31, 1998, IBM installed 73 MBE Business Express(TM) units for the Joint Venture.

          During the quarter ended December 31, 1998, IBM continued purchasing and financing inventory, installing assembled product, and billing customers on behalf of the MBE Joint Venture. A significant portion of the installations (and revenues) was the continued fulfillment of the 100 unit order from Prime Hospitality for the MBE Business Express(TM) units installed in Amerisuites hotels across the United States. As of December 31, 1998, 85 units have been installed.

         At December 31, 1998 the Joint Venture recorded gross accounts payable to MBE of approximately $218,000, due to inventory and other items. This amount has been partially offset by approximately $8,000 which is due to the Company from MBE.

         The Company is involved in legal claims and counterclaims relating to the Joint Venture. See discussion in Legal Proceedings in Part II of this document.

5.       Private Placements

         During September 1998, the Company's Board of Directors authorized a $2,000,000 private placement offering of 200 units at a unit price of $10,000. Each unit of the offering consists of a 12% Senior Note in the principal amount of $10,000, 15,000 1998-C Common Stock purchase warrants and 1,000 shares of Series B Equity Participating Preferred Stock. Each 1998-C Common Stock purchase warrant entitles the holder to purchase 1 share of Common Stock for $.10 at any time through December 31, 2001. Each share of Series B Preferred Stock is automatically convertible into 40 shares of Common Stock at the time of a "USA Transaction," as defined. In connection with this Offering, the Board of Directors also authorized the creation of 200,000 shares of a new Series B Equity Participating Preferred Stock. The offering commenced on September 28, 1998. As of December 31, 1998, 43.5 units have been sold at $10,000 per unit, resulting in net proceeds of $368,206 to the Company after deducting costs, and no warrants have been exercised.

         In connection with the Senior Note described above, in January, 1999 the Board of Directors approved a commitment by the President to purchase 10 units for $100,000. The President will pay for the units by foregoing payroll from April 1, 1999 through June 30, 2000.


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

         The fiscal quarter ended December 31, 1998 resulted in a net operating loss of $709,656 compared to a net loss of $742,971 for the comparable fiscal quarter ended December 31, 1997. Losses are projected to continue until sufficient revenue is generated from equipment sales and licensing fees from the Company's proprietary technology.

         Revenues were $1,550,387 compared to $368,049 from the previous year's fiscal quarter. This $1,182,338 or 321% improvement reflects the success of the Company's sales efforts and the increasing marketplace acceptance of the Company's products. Of the total revenues, equipment sales totaled $1,445,090, an increase of $1,135,679 or 367% over the same period last year. License fees increased to $105,297 from $58,638 for the same period during the prior year, an increase of 80%. Despite these gains, revenue is still well below the level required for the Company to be profitable.

         Cost of equipment sales for the period included labor and equipment of $1,268,380 which represented an increase of $1,011,883 over the same period during the prior year, and is directly attributable to the increase in equipment sales described above.

         General and administrative expenses of $544,918 increased by $54,138 or 11% from the same quarter last year. The principal reasons were increases in legal costs of $137,697 to pay for activities described in Part II, Item 1 (Legal Proceedings); increases in manufacturing overhead to prepare for increased operations of $36,237; charges for warranty cost coverage of $37,390; and increases in promotions and trade show expenses of $24,870, offset by reductions in consultant and professional fees of $44,893 and reductions in travel and entertainment of $65,239.

         Compensation expense of $349,000 increased slightly by 2% due to permanent and higher personnel requirements in all areas of the Company. Depreciation and amortization expense increased nominally from $25,497 to $27,220.

             Accounts payable has increased substantially from June 30, 1998 due to the increased activity resulting from increased operations and increased expenses. Inventory and accounts payable both increased due to preparation for continued increased activity anticipated in the third quarter of fiscal year 1999.

         The six month period ended December 31, 1998 resulted in a net operating loss of $1,380,137 compared to a net loss of $1,403,496 for the comparable period ended December 31, 1997. Revenues were $2,342,846 compared to $730,379, a $1,612,467 or 221% improvement. Of the total revenues, equipment sales totaled $2,157,384, an increase of $1,534,745 or 246%. Cost of sales of $1,891,558 represented an increase of $1,342,421, and is directly attributable to the increase in equipment sales. General and administrative expenses of $998,338 increased by $107,845 or 12%. The principal reasons were increases in legal costs of $140,204 to pay for activities described in Part II, Item 1, (Legal Proceedings); increases in manufacturing overhead to prepare for increased operations of $64,797; and charges for warranty cost coverage of $59,866, offset by reductions in consultant and professional fees of $90,127 and reductions in travel and entertainment of $59,108. Compensation expense of $688,480 increased by 6% due to permanent and higher personnel requirements in all areas of the Company.

Plan of Operations

         As of December 31, 1998, the Company had an installed base of a total of 1,045 control systems, distributed as follows: 894 Business Express(TM) or MBE Business Express(TM) control systems, 45 Copy Express(TM) control systems, 33 Debit Express(TM) control systems, 9 Fax/Printer Express(TM) control systems, and 64 Public PC(TM) control systems located at various hotels and libraries throughout the United States and Canada. The total license fee revenues received by the Company from these systems has been increasing but is still well below the level required to achieve profitability.

          The Company has continued to emphasize the resale of equipment utilizing the Company's control systems rather than the revenue sharing arrangements previously employed. The Company still retains all rights to software and proprietary technology which it licenses to location operators for their exclusive use. This shift in approach reduces the Company's dependency on licensing revenues and simultaneously reduces the Company's capital asset requirements.

         The Company is marketing its products through its full-time sales staff consisting of five persons, either directly to customer locations or through management companies servicing these locations. A director of marketing was hired in December to generate additional sales opportunities to drive the Company to profitability.

         On June 19, 1998, Prime Hospitality Corp. ("Prime") declared that the trial of 6 MBE Business Express(TM) installations was successful and that it would install the additional 94 MBE Business Express(TM) units at Prime's owned and managed hotels. The agreement provides for a purchase price of approximately $1.9 million for all 100 units. During the quarter ending December 31, 1998, 56 units have been installed, generating revenues of approximately $1,070,000.


Liquidity and Capital Resources

         For the six month period ended December 31, 1998, there was a net decrease in cash of $40,756. This was attributable to using $642,385 for operating activities, partially offset by net proceeds of $368,206 raised through the issuance of 12% Senior Notes, $19,875 raised through the exercise of Common Stock purchase warrants, and net proceeds of $234,485 raised through the issuance of Series A Preferred Stock. As of December 31, 1998, total cash on hand was $284,068, and the working capital deficit was $755,101 of which $894,707 was invested in inventory.

              During September 1998, the Company's Board of Directors authorized a $2,000,000 private placement offering (the "Offering") of 200 units at a unit price of $10,000. Each unit of the Offering consists of a 12% Senior Note in the principal amount of $10,000, 15,000 1998-C Common Stock purchase warrants and 1,000 shares of Series B Equity Participating Preferred Stock. Each 1998-C Common Stock purchase warrant entitles the holder to purchase 1 share of common stock for $.10 at any time through December 31, 2001. Each share of Series B Preferred Stock is automatically convertible into 40 shares of Common Stock at the time of a "USA Transaction," as defined. In connection with this Offering, the Board of Directors also authorized the creation of 200,000 shares of a new Series B Equity Participating Preferred Stock. The offering commenced on September 28, 1998. As of December 31, 1998, 43.5 units have been sold, at $10,000 per unit, resulting in net proceeds of $368,206 to the Company, after deducting costs.

         In connection with the Senior Note described above, in January, 1999 the Board of Directors approved a commitment by the President to purchase 10 units for $100,000. The President will pay for the units by foregoing payroll from April 1, 1999 through June 30, 2000.

         The Company believes that existing and future proceeds from the Senior Notes, together with funds available from the potential exercise of outstanding warrants and options, plus inventory financing from IBM and increased revenues from its business would be sufficient to fund operations until at least through the quarter ended June 30, 1999. There can be no assurance that any such additional sales of securities could be made by the Company or that increased revenues would result from its business activities. In such event, the Company may cease to be a going concern or may have to reduce its operations. Since the cash received from sales of Senior Notes does not add to shareholder equity, a shareholder deficit has arisen while long term liabilities reflects the cash infusion. The Company plans call for improved operating results and exercise of warrants or options to turn the current deficit into positive shareholder equity.


Year 2000 Compliance

          The company is in the process of completing a study of its business in order to determine whether its computer systems are in compliance with Year 2000 issues. In this regard, many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000.

                  In connection with its study, the Company is concentrating on five areas of its business: (i) its control system terminals; (ii) its office computers; (iii) its credit card processing systems and related systems; (iv) its back-up, off-site recovery system and (v) its non-Information Technology ("IT") systems. The study should be completed on or before March 31, 1999. Based on the study to date the Company estimates that it could incur costs of up to $25,000 in order to be Year 2000 compliant. In reference to item (ii) above, the Company has already found all but two office computers to be compliant. These two computers will be replaced with Year 2000 compliant computers in fiscal year 1999.

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


Part II - Other information

Items 3, 4, 5, and 6 are not applicable.

Item 1.   Legal Proceedings

         As set forth in the Company's Form 10-KSB for the fiscal year ended June 30, 1998, the Company had commenced arbitration proceedings against MBE, and MBE had also commenced a legal action against the Company which was subsequently removed by the Company to the United States District Court for the Southern District of California. In December 1998, the parties agreed that the arbitration proceedings would be terminated, and the Company would proceed to respond to the pending Federal Court complaint of MBE.

         As further set forth in the Company's Form 10-KSB, MBE's Federal Court complaint alleges that the 195 terminals purchased by MBE from the Company in September 1997 were defective, and seeks a refund of the purchase price in the amount of $141,260 as well as lost profits claimed to be several hundred thousand dollars. In addition, the complaint seeks a declaratory judgment that MBE is not obligated to purchase the 600 terminals ordered from the Company in April 1998.

         In December 1998, pursuant to the agreement of the parties, the Company filed an Answer and Counterclaim to the Complaint of MBE. The answer denies the allegations of MBE's complaint and denies that MBE is entitled to any of the relief requested in the complaint.

         The Counterclaim of the Company alleges that MBE breached the Joint Venture Agreement by among other things, utilizing a competitor of the Company in connection with MBE's in-store computer workstation project ("ICW Project"), for which project the Company believes MBE must purchase USA's terminals. The counterclaim also alleges that by attempting to cancel its written purchase order with the Company for 600 terminals, MBE has breached such purchase order. The counterclaim seeks recovery from MBE of monetary damages caused by MBE's actions, including lost profits, consequential and/or incidental damages, and punitive damages. The Company has also requested a declaration that MBE is required to use the Company in connection with its ICW Project and prohibiting MBE from continuing to breach the Joint Venture Agreement. As of the date hereof, no discovery has been taken in the Federal Court action and no trial date has been scheduled.

         In addition to the legal proceedings referred to above, on February 4, 1999, the Company again notified MBE by letter that MBE was in breach of the Joint Venture Agreement. The Joint Venture Agreement provides that it may be terminated by the non-breaching party if any breach is not cured within sixty days. As of the date hereof, neither MBE nor the Company has terminated the Joint Venture Agreement.

Item 2.  Changes in Securities

            During the quarter ended December 31, 1998, the Company issued 50,000 shares of Common Stock to a consultant as compensation for services. Such shares contained a restrictive legend under the Act, and were issued pursuant to the exemption from registration set forth in Section 4(2) of the Act. Also during this quarter, the Company issued 19,050 shares of Common Stock upon the conversion of 1,905 shares of Series A Preferred Stock and issued 9,999 shares of Common Stock upon the conversion of $9,999 of cumulative dividends accrued and unpaid on the aforesaid shares of Preferred Stock. Such shares of Common Stock were issued pursuant to the exemption from registration set forth in
Section 3(a)(9) of the Act.

                                   Signatures



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              USA TECHNOLOGIES, INC.

Date:  February 16, 1999        _________________________________________________________
                                George R. Jensen, Jr., President, Chief Executive Officer

Date:  February 16, 1999        _________________________________________________________________
                                Leland P. Maxwell, Senior Vice President, Chief Financial Officer
