Form 10QSB
period 1999-03-31
USA TECHNOLOGIES INC
filed 1999-05-18
CIK 896429

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 1O-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1999
                              -----------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

                         Commission file number 33-70992

                             USA Technologies, Inc.
                             ----------------------
          (Exact name of small business issuer as specified in its charter)


             Pennsylvania                               23-2679963
             ------------                               -----------
   (State or other jurisdiction of         (I.R.S. employer Identification No.)
    incorporation or organization)

  200 Plant Avenue, Wayne, Pennsylvania                    19087
  -------------------------------------                    -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, area code first.        (610)-989-0340
                                                       --------------


Check whether the Registrant has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            ---   ---
As of May 6, 1999, there were 42,444,776 shares of Common Stock, no par value, 652,727 shares of Series A Convertible Preferred Stock, no par value, outstanding, and 129,387 shares of Series B Equity Participating Preferred Stock, no par value, outstanding.

                             USA TECHNOLOGIES, INC.


                                      INDEX

                                                                        PAGE NO.

Part I - Financial Information

         Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets - March 31, 1999 and June 30, 1998       1

         Consolidated Statements of Operations - Three and nine months
         ended March 31, 1999 and 1998                                        2

         Consolidated Statement of Shareholders' Equity -
         March 31, 1999                                                       3

         Consolidated Statements of Cash Flows - Nine months ended
         March 31, 1999 and 1998                                              4

         Notes to Consolidated Financial Statements                           5

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8

Part II - Other Information                                                  11

         Item 1.  Legal Proceedings                                          11

         Item 2.  Changes in Securities                                      12

                             USA Technologies, Inc.
                           Consolidated Balance Sheets



                                                                       March 31,               June 30,
                                                                            1999                   1998
                                                                     -----------             ----------
                                                                     (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                          $ 362,512              $ 324,824

    Accounts receivable less allowance
       for uncollectible accounts of $23,783 at March
       31, 1999 (unaudited) and $23,764 at June 30, 1998                 749,064                222,743
    Inventory                                                            790,860                436,971
    Stock subscriptions receivable                                             -                 19,875
    Prepaid expenses and deposits                                         32,461                 20,515
                                                                      ----------             ----------
 Total current assets                                                  1,934,897              1,024,928

Property and equipment,  at cost, net of accumulated
  depreciation of $367,530 at March 31, 1999
  (unaudited) and $291,084 at  June 30, 1998                             127,505                151,906
Other assets                                                              10,250                 10,250
                                                                      ----------             ----------
Total assets                                                          $2,072,652             $1,187,084
                                                                      ==========             ==========


Liabilities and shareholders' equity (deficit)
Current liabilities:
    Accounts payable                                                  $2,277,926             $  576,787
    Accrued expenses                                                     409,934                430,643
    Current obligations under capital leases                              12,030                 22,810
                                                                      ----------             ----------
Total current liabilities                                              2,699,890              1,030,240

Senior Notes                                                             888,758                      -
Obligations under capital leases, less current portion                    22,124                  1,669
                                                                      ----------             ----------
Total liabilities                                                      3,610,772              1,031,909

Shareholders' equity (deficit):
   Preferred Stock, no par value, authorized shares - 1,200,000:
     Series A Convertible Preferred:                                   4,673,592              4,538,114
        Authorized shares - 787,591; issued and outstanding shares -
            660,027 at March 31, 1999 (unaudited) and 618,236 at
            June 30, 1998 (liquidation preference of $ 9,982,823 at
            March 31, 1999 -  unaudited)
     Series B Equity Participating Preferred:                                  -                      -
        Authorized shares - 250,000;  issued and outstanding shares
            - 95,950 at  March 31, 1999 (unaudited)
   Common Stock, no par value:
     Authorized shares - 62,000,000
     Issued and outstanding shares - 42,333,976 at
         March 31, 1999 (unaudited) and 40,163,837
         at June 30, 1998                                             11,595,769             11,223,213
   Accumulated deficit                                               (17,807,481)           (15,606,152)
                                                                      ----------             ----------
Total shareholders' equity (deficit)                                  (1,538,120)               155,175
                                                                      ----------             ----------
Total liabilities and shareholders' equity                            $2,072,652            $ 1,187,084
                                                                      ==========             ==========

See accompanying notes.

                             USA Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                Three months ended                     Nine months ended
                                                      March 31,                             March 31,
                                             1999               1998               1999                1998
                                          ----------        ----------          -----------         ----------
Revenues:
    Equipment sales                       $  864,343        $  477,239          $ 3,021,727         $ 1,096,961
    License and transaction fees             133,093            70,969              318,555             173,709
    Other                                          -                 -                    -               9,342
                                          ----------        ----------          -----------         -----------
Total revenues                               997,436           548,208            3,340,282           1,280,012


Operating Expenses:
    Cost of equipment sales                  684,836           380,473            2,576,394             929,610
    General and administrative               616,069           468,044            1,614,407           1,359,962
    Compensation                             336,674           320,723            1,025,154             968,798
    Depreciation and amortization             31,710            25,497               82,012              76,491
                                          ----------        ----------          -----------         -----------
Total operating expenses                   1,669,289         1,194,737            5,297,967           3,334,861
                                          ----------        ----------          -----------         -----------
                                            (671,853)         (646,529)          (1,957,685)         (2,054,849)

Other income (expense):
    Interest income                            1,534             5,696                5,229              15,169
    Interest expense                         (20,353)           (2,484)             (28,260)             (7,133)
    Joint Venture activities                 (67,971)                -             (158,064)                  -
                                          ----------        ----------          -----------         -----------
Total other income (expense)                 (86,790)            3,212             (181,095)              8,036
                                          ----------        ----------          -----------         -----------
Net loss                                    (758,643)         (643,317)          (2,138,780)         (2,046,813)


Cumulative preferred dividends              (499,033)         (464,277)          (1,002,453)         (1,109,431)
Other adjustments                                  -           (58,715)                   -            (645,135)
                                          ----------        ----------          -----------         -----------


Loss applicable to common shares         $(1,257,676)      $(1,166,309)         $(3,141,233)        $(3,801,379)
                                         ===========       ===========          ===========         ===========


Loss per common share (basic and diluted)  $(0.03)         $     (0.03)         $     (0.08)        $     (0.11)
                                         ===========       ===========          ===========         ===========


Weighted average number of common shares
outstanding (basic and diluted)           41,321,074        36,094,736           40,595,401          34,160,761
                                         ===========       ===========          ===========         ===========


See accompanying notes.

                             USA Technologies, Inc.
            Consolidated Statements of Shareholders' Equity (Deficit)
                                   (Unaudited)

                                                                   Series B
                                                   Series A         Equity
                                                  Convertible    Participating
                                                   Preferred       Preferred        Common        Accumulated
                                                     Stock           Stock           Stock           Deficit           Total
                                                -----------------------------------------------------------------------------------
Balance, June 30, 1998                          $  4,538,114   $           -     $11,223,213   $  (15,606,152)  $      155,175
Issuance of 500 shares of Common Stock to an
   employee as compensation                                -               -             100                -              100
Conversion of 13,809 shares of Convertible
   Preferred Stock to 138,090 shares of
   Common Stock                                      (99,007)              -          99,007                -                -
Conversion of $62,549 of cumulative preferred
   dividends into 62,549 shares of Common
   Stock at $1.00 per share                                -               -          62,549          (62,549)               -
Issuance of 55,600 shares (27.8 units) of
   Convertible Preferred Stock at $5.00 per
   share for 1998-B Private Placement, net of
   offering costs of $43,155                         234,485               -               -                -          234,485
Issuance of 230,000 shares of Common Stock in
   exchange for consulting services                        -               -          37,000                -           37,000
Exercise of 1,289,000 Common Stock warrants
   at $.10 per share                                       -                -        128,900                -          128,900
Exercise of 450,000 Common Stock options at
   $.10 per share                                          -               -          45,000                -           45,000
Issuance of 95,950 shares (95.95 units) of
   Series B Equity Participating Preferred
   Stock                                                   -               -               -                -                -
Net loss                                                   -               -               -       (2,138,780)      (2,138,780)
                                               =================================================================================
Balance, March 31, 1999                         $  4,673,592   $           -    $ 11,595,769    $ (17,807,481)     $ (1,538,120)
                                               =================================================================================


See accompanying notes.

                             USA Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                           Nine months ended March 31,
                                                                             1999               1998
                                                                      ---------------------------------------
Operating activities
Net loss                                                                $    (2,138,780)   $    (2,046,813)
Adjustments to reconcile net loss to net cash
 used in operating activities:
       Compensation charges incurred in
        connection with the issuance of Common Stock                             37,100             70,661

       Depreciation and amortization                                             82,012             76,491
       Changes in operating assets and liabilities:
          Accounts receivable                                                  (526,321)          (277,670)
          Inventory                                                            (367,708)          (218,012)
          Prepaid expenses, deposits, and other assets                          (11,946)           ( 8,449)
          Accounts payable                                                    1,701,139            271,273
          Accrued expenses                                                      (20,709)            167,627
                                                                      ---------------------------------------
Net cash used in operating activities                                        (1,245,213)        (1,964,892)

Investing activities
Purchase of property and equipment                                               (8,984)              (723)
                                                                      ---------------------------------------
Net cash used in investing activities                                            (8,984)              (723)

Financing activities
Net proceeds from issuance of Senior Notes                                      883,192                  -
Net proceeds from issuance of Common Stock and
    exercise of Common Stock warrants and options                               193,775          1,055,439
Net proceeds from issuance of Convertible
    Preferred Stock                                                             234,485            715,125
Repayment of principal on capital lease obligations                             (19,567)           (13,316)
                                                                      ---------------------------------------
Net cash provided by financing activities                                     1,291,885          1,757,248
                                                                      ---------------------------------------

Net increase (decrease) in cash and cash equivalents                             37,688           (208,367)
Cash and cash equivalents at beginning of year                                  324,824            630,266
                                                                      =======================================
Cash and cash equivalents at end of period                              $       362,512    $       421,899
                                                                      =======================================

Supplemental Disclosure of Cashflow Information:
       Capital lease obligations                                        $        29,242                  -


See accompanying notes.

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Business
         --------
                  USA Technologies, Inc., a Pennsylvania corporation (the "Company") is a leading provider and licensor of automated business centers, primarily to the hospitality industry. The Company's patented unattended credit card activated devices make available the use of various business equipment including personal computers, copiers, fax machines and laptop connectivity to the internet. The Company generates its revenues from the direct sale of its control systems and the resale of configured business equipment, as well as by license fees and a portion of the monies generated from all credit card transactions conducted through its control systems.

                  As of March 31, 1999, the Company had a total installed base of 1,224 control systems, distributed as follows: 1,068 Business Express(TM) or MBE Business Express(TM) control systems, 45 Copy Express(TM) control systems, 33 Debit Express(TM) control systems, 9 Fax/Printer Express(TM) control systems, and 69 Public PC(TM) control systems located primarily at various hotels and libraries throughout the United States and Canada. The total Business Express(TM) or MBE Business Express(TM) locations as of March 31, 1999 is 290 compared to 100 locations as of March 31, 1998.

2.       Accounting Policies
         -------------------

         Interim Financial Information

         The financial statements and disclosures included herein for the three and nine months ended March 31, 1999 and 1998 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments consisting of adjustments of a normal and recurring nature which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position and the results of its operations and cash flows.

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


3.       Stock Options, Warrants and Purchase Rights
         -------------------------------------------

         As of March 31, 1999, there was a total of 152,800 Common Stock Purchase Rights outstanding at a price of $1.00 per share. As of March 31, 1999, there was a total of 3,751,000 options outstanding to purchase Common Stock at exercise prices ranging from $.05 to $.50 per share, of which 3,688,500 were vested.

         In January, 1999, the Board of Directors approved the following: a) a reduction of the exercise of the warrants of the 1998-C debt offering from $.10 to $.05, effective until December 31, 1999 at which time the price shall revert to $.10; b) an increase in the number of warrants in each unit of the current debt offering from 15,000 per unit to 20,000 per unit. If all 200 units are sold, the increase would total 1,000,000 warrants; c) an extension of the reduced exercise price of $.10 for the 1,390,000 1998-B warrants through March 31, 1999 versus through February 1, 1999; and d) a reduction in the exercise price of the 152,800 purchase rights issued in July 1993 from $1.00 per share to $.10 per share through March 31, 1999, at which time the price will revert to $1.00.

         There are also 1,919,000 shares of Common Stock issuable upon exercise of the 1998-C warrants issued in November and December 1998; 101,000 shares of Common Stock issuable upon exercise of the 1998-B warrants issued in July 1998; 40,000 shares of Common Stock issuable upon exercise of the 1998-A warrants issued in January and February 1998; 1,100,000 shares of Common Stock issuable upon exercise of warrants issued to affiliates and/or consultants of GEM Advisors, Inc. in June 1997; 15,000 shares of Common Stock issuable upon exercise of the 1997 warrants issued in 1997; 40,000 shares of Common Stock issuable upon exercise of the 1996-B warrants issued in January and February 1997; 868,000 shares of Common Stock issuable upon exercise of the 1996 warrants issued in 1996; and 673,000 shares of Common Stock issuable upon exercise of the 1995 warrants issued in 1995.

         During the quarter ended March 31, 1999, 1,289,000 Common Stock warrants were exercised at $.10 per share, resulting in proceeds to the Company of $128,900 and 450,000 Common Stock options were exercised at $.10 per share, resulting in proceeds of $45,000.

4.       MBE Joint Venture
         -----------------

         On March 31, 1998, the MBE Joint Venture signed agreements with International Business Machines Corporation ("IBM") whereby IBM agreed to be the executional partner for certain aspects of the MBE Joint Venture's business. For the quarter ended March 31, 1999, IBM installed 42 MBE Business Express(TM) units for the Joint Venture. As part of this, IBM is nearing completion of the 100 unit MBE Business Express(TM) order from Prime Hospitality in Amerisuites hotels across the United States, with 94 units installed as of March 31, 1999. Also at March 31, 1999 the Joint Venture recorded gross accounts payable to MBE of approximately $153,000, due to inventory and other items.

         On May 14, 1999 the Company notified MBE that the Company was terminating the Joint Venture Agreement. As required under this agreement on Februay 4, 1999 and February 19, 1999, the Company delivered to MBE notice that MBE was in default of the Joint Venture Agreement and demanded that MBE cure the breaches within sixty days. Through the date of the termination of the Joint Venture, MBE failed to cure any of the breaches and had not otherwise taken any steps to remedy the breaches. See Note 6 and discussion in Legal Proceedings in
Part II of this document.

5.       Private Placement Offering
         --------------------------

         During September 1998, the Company's Board of Directors authorized a $2,000,000 private placement offering of 200 units at a unit price of $10,000. Each unit of the offering consists of a 12% Senior Note in the principal amount of $10,000, 15,000 1998-C Common Stock purchase warrants and 1,000 shares of Series B Equity Participating Preferred Stock. Each 1998-C Common Stock purchase warrant entitles the holder to purchase 1 share of Common Stock for $.10 at any time through December 31, 2001. Each share of Series B Preferred Stock is automatically convertible into 40 shares of Common Stock at the time of a "USA Transaction," as defined. In connection with this Offering, the Board of Directors also authorized the creation of 200,000 shares of a new Series B Equity Participating Preferred Stock. The offering commenced on September 28, 1998. As of March 31, 1999, 95.95 units have been sold at $10,000 per unit, resulting in net proceeds of $883,192 to the Company after deducting costs, and no warrants have been exercised.

         In connection with the Senior Note offering described above, on January 21, 1999 the Board of Directors approved a commitment by the President to purchase 10 units for $100,000. The President will pay for the units by foregoing payroll from April 1, 1999 through June 30, 2000. The President also directly purchased 10 units, resulting in proceeds to the Company of $100,000. The Board of Directors on January 21, 1999 also expanded the rights of holders of the Series B Equity Participating Preferred Stock to allow them to convert such shares to the same number of shares of Common Stock in the event of a reverse stock split; and increased the allowable number of members of the Board of Directors from seven to nine.

         On March 4, 1999, the Board of Directors extended the offering to April 30, 1999 and increased the number of shares of Series B Equity Participating Preferred Stock from 200,000 to 250,000.

6.       Subsequent Events
         -----------------

         At the direction of the Board of Directors, the Company terminated the Joint Venture Agreement with MBE on May 14, 1999(see Part II, Legal Proceedings).

         On May 10, 1999, the Board of Directors authorized an increase in the aggregate Senior Note offering from $2,000,000 to $3,500,000; increased the aggregate of 1998-C Warrants from 4,000,000 to 7,000,000 and the aggregate of Series B Equity Participating Preferred Stock from 250,000 shares to 350,000 shares; and extended the offering deadline from April 30, 1999 to May 31, 1999, with right of extension for another thirty days, or until June 30, 1999. As of May 14, 1999 subscriptions for a total of approximately $1,650,000 have been received for this Offering.


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         The fiscal quarter ended March 31, 1999 resulted in a net operating loss of $758,643 compared to a net loss of $643,317 for the comparable fiscal quarter ended March 31, 1998. Losses are projected to continue until sufficient revenue is generated from equipment sales and licensing fees from the Company's proprietary technology.

         Revenues were $997,436 compared to $548,208 from the previous year's fiscal quarter. This $449,228 or 82% improvement reflects the success of the Company's sales efforts and the increasing marketplace acceptance of the Company's products. Of the total revenues, equipment sales totaled $864,343, an increase of $387,104 or 81% over the same period last year. License fees increased to $133,093 from $70,969 for the same period during the prior year, an increase of 87%. Despite these gains, revenue is still well below the level required for the Company to be profitable.

         Cost of equipment sales for the period included labor and equipment of $684,836 which represented an increase of $304,363 over the same period during the prior year, and is directly attributable to the increase in equipment sales described above.

         General and administrative expenses of $616,069 increased by $148,025 or 32% from the same quarter last year. The principal reason was a large increase in legal costs of $226,077 to pay for activities related to MBE described in Part II, Item 1 (Legal Proceedings). Without this legal cost, overall general and administrative costs would have decreased by $78,052. Other components of general and administrative costs included increases in professional fees of $45,805, and increases in trade show expenses of $14,480; offset by reductions in advertising costs of $42,154, product development cost reductions of $23,994, and reductions in travel and entertainment of $57,660.

         Compensation expense of $336,674 increased by 5% due to increased personnel requirements in all areas of the Company. Depreciation and amortization expense increased from $25,497 to $31,710.

             Accounts payable has increased substantially from June 30, 1998 due to the increased activity resulting from increased operations and increased expenses. Inventory and accounts payable both increased due to preparation for activity anticipated in the fourth quarter of fiscal year 1999.

         As of March 31, 1999, the Company had an installed base of a total of 1,224 control systems, distributed as follows: 1,068 Business Express(TM) or MBE Business Express(TM) control systems, 45 Copy Express(TM) control systems, 33 Debit Express(TM) control systems, 9 Fax/Printer Express(TM) control systems, and 69 Public PC(TM) control systems located at various hotels and libraries throughout the United States and Canada. The Total Business Express(TM) or MBE Business Express(TM) locations as of March 31, 1999 is 290 compared to 100 locations as of March 31, 1998. The total license fee revenues received by the Company from these systems has been increasing but is still well below the level required to achieve profitability.

         The nine month period ended March 31, 1999 resulted in a net operating loss of $2,138,780 compared to a net loss of $2,046,813 for the comparable period ended March 31, 1998. Revenues were $3,340,282 compared to $1,280,012, a $2,060,270 or 161% improvement. Of the total revenues, equipment sales totaled $3,021,727, an increase of $1,924,766 or 175%. Cost of sales of $2,576,394 represented an increase of $1,646,784, and is directly attributable to the increase in equipment sales. General and administrative expenses of $1,614,407 increased by $254,445 or 19%. The principal reason was a large increase in legal costs of $358,586 to pay for activities related to MBE described in Part II,
Item 1, (Legal Proceedings). Without this legal cost, overall general and administrative cost would have decreased by $104,141. Other components of general and administrative costs included increases in outside marketing and operational services of $72,001, and increased charges for warranty cost coverage of $26,648; offset by reductions in consultant and professional fees of $113,341 and reductions in travel and entertainment of $102,884. Compensation expense of $1,025,154 increased by 6% due to permanent and increased personnel requirements in all areas of the Company.

Plan of Operations

         On May 14, 1999, the Company signed an agreement with International Business Machines (IBM). This agreement expanded the original Agreement whereby IBM will install USA products in 1,000 locations, to 5,000 locations. In addition, the new agreement includes a wider array of USA products which are eligible for such installations.

         The Company is planning to introduce in June 1999 its next generation of terminal, which has received the approval for the trademark "e-port." This new terminal contains all the functionality of the current TransAct(TM) terminal for card processing, control and data management, and in addition offers capability for public access electronic commerce, and advertising using the internet.

         Three patents have been filed for e-port(TM), raising the total to fifteen patents filed covering various Company products. Two patents have been issued. Two other patents have received notices of allowance, one for a vending application and one for the dataport. This vending patent, in conjunction with e-port(TM), may allow the Company to explore the vending market. Other markets may also be available with e-port(TM), such as retail point of sale.

         The Company has developed a product line extension to its flagship Business Express(TM) product, called the Business Express(TM) Limited Service Series (LSS). The LSS has copier and fax capabilities plus laptop printing, dataport capabilities and credit card activated phone. The LSS is targeted to the heat of the hospitality industry, which includes mid-market, limited service and economy properties. On May 14, 1999 as part of the Company's marketing effort for LSS, an Agreement was reached with Choice Hotels (franchisor of approximately 3,000 Comfort, Clarion and Sleep brand hotels) which reflects Choice's commitment to promote the LSS internally to its hotels.

         An additional market which the Company is beginning to explore with current TransAct(TM) technology is apartments. Approximately 27,000 operators of apartment buildings in the United States have been identified as potential users of USA products. The first installation in an apartment complex has already occurred at a site in Maryland.

         The Company is marketing its products through its full-time sales staff consisting of three national accounts salespeople, four telesales individuals and one director of marketing, either directly to customer locations or to management companies servicing these locations.


Liquidity and Capital Resources

         For the nine month period ended March 31, 1999, there was a net increase in cash of $37,688. This was attributable to using $1,245,213 for operating activities, partially offset by net proceeds of $883,192 raised through the issuance of 12% Senior Notes, $193,775 raised through the exercise of Common Stock purchase warrants and options, and net proceeds of $234,485 raised through the issuance of Series A Preferred Stock. As of March 31, 1999, total cash on hand was $362,512, and the working capital deficit was $764,993 of which $790,860 was invested in inventory.

              During September 1998, the Company's Board of Directors authorized a $2,000,000 private placement offering (the "Offering") of 200 units at a unit price of $10,000. Each unit of the Offering consists of a 12% Senior Note in the principal amount of $10,000, 15,000 1998-C Common Stock purchase warrants and 1,000 shares of Series B Equity Participating Preferred Stock. Each 1998-C Common Stock purchase warrant entitles the holder to purchase 1 share of common stock for $.10 at any time through December 31, 2001. Each share of Series B Preferred Stock is automatically convertible into 40 shares of Common Stock at the time of a "USA Transaction," as defined. In connection with this Offering, the Board of Directors also authorized the creation of 200,000 shares of a new Series B Equity Participating Preferred Stock. The offering commenced on September 28, 1998. As of March 31, 1998, 95.95 units have been sold, at $10,000 per unit, resulting in net proceeds of $883,192 to the Company, after deducting costs.

         In connection with the Senior Note described above, in January, 1999 the Board of Directors approved a commitment by the President to purchase 10 units for $100,000. The President will pay for the units by foregoing payroll from April 1, 1999 through June 30, 2000. The President has also directly purchased 10 additional units for $100,000.

         During the quarter ended March 31, 1999, 1,289,000 Common Stock warrants were exercised at $.10 per share, resulting in proceeds to the Company of $128,900 and 450,000 Common Stock options were exercised at $.10 per share, resulting in proceeds of $45,000.

         The Company believes that existing and future proceeds from the expanded Senior Note Offering, together with funds available from the potential exercise of outstanding warrants and options, plus increased revenues from its business would be sufficient to fund operations until at least through the quarter ended December 31, 1999. There can be no assurance that any such additional sales of securities could be made by the Company or that increased revenues would result from its business activities. In such event, the Company may cease to be a going concern or may have to reduce its operations. Since the cash received from sales of Senior Notes does not add to shareholder equity, a shareholder deficit has arisen while long term liabilities reflects the cash infusion. The Company's plan call for improved operating results and exercise of warrants or options to turn the current deficit into positive shareholder equity.

Year 2000 Compliance

          The company is near completion of a study of its business in order to determine whether its computer systems are in compliance with Year 2000 issues. In this regard, many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000.

                  In connection with its study, the Company is concentrating on five areas of its business: (i) its control system terminals; (ii) its office computers; (iii) its credit card processing systems and related systems; (iv) its back-up, off-site recovery system and (v) its non-Information Technology ("IT") systems. The study should be completed on or before September 30, 1999. Based on the study to date the Company estimates that it could incur costs of up to $25,000 in order to be Year 2000 compliant. In reference to item (ii) above, the Company has already found all but two office computers to be compliant. These two computers will be replaced with Year 2000 compliant computers in fiscal year 1999.

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


Part II - Other information

Items 3, 4, 5, and 6 are not applicable.

Item 1.   Legal Proceedings

          On May 14, 1999, the Company notified Mail Boxes Etc. USA, Inc. ("MBE") that the Company was terminating the Joint Venture Agreement dated September 24, 1997 ("Joint Venture Agreement"). The Joint Venture Agreement provided that it could be terminated at any time by either partner if the other partner breached any material term or condition of the agreement; provided that the terminating partner allowed the other partner at least a sixty day period to cure any alleged breach.

         As required under the Joint Venture Agreement, on February 4, 1999 and February 19, 1999, the Company delivered to MBE notice that MBE was in default of the Joint Venture Agreement in connection with five separate items, and demanded that MBE cure the breaches within sixty days. Through the date of the termination of the Joint Venture, MBE failed to cure any of the breaches and had not otherwise taken any steps to remedy the breaches.

         The Company's May 14, 1999 letter to MBE states five reasons for the termination: MBE's refusal to authorize the installation of data port terminals as required under the sales agreement between the joint venture and a customer; MBE's refusal to allow the joint venture to market and sell data port terminals; MBE's ongoing failure to commit adequate and appropriate resources to joint venture sales and marketing to effectuate a reasonable number of sales of joint venture business center equipment; MBE's failure to acknowledge the Company's ownership of the trademark "Business Express" and its actions inconsistent with the Company's ownership of the mark; and MBE's refusal to timely meet with the Company to discuss and conclude a joint venture sales and marketing budget for the fiscal year commencing April 1, 1999.

         As previously disclosed, there is a pending legal action between the Company and MBE in the United States District Court for the Southern District of California. To date, limited discovery has been conducted by the parties and no trial date has been set.


Item 2.  Changes in Securities

            During the quarter ended March 31, 1999, the Company issued 180,000 shares of Common Stock to a consultant as compensation for services. Such shares contained a restrictive legend under the Act, and were issued pursuant to the exemption from registration set forth in Section 4(2) of the Act. Also during this quarter, the Company issued 71,340 shares of Common Stock upon the conversion of 7,134 shares of Series A Preferred Stock and issued 35,465 shares of Common Stock upon the conversion of $35,465 of cumulative dividends accrued and unpaid on the aforesaid shares of Preferred Stock. Such shares of Common Stock were issued pursuant to the exemption from registration set forth in
Section 3(a)(9) of the Act.

                                   Signatures



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      USA TECHNOLOGIES, INC.

Date:  May 17, 1999        /s/ George R. Jensen, Jr.
                           ----------------------------------------------------
                           George R. Jensen, Jr., President,
                           Chief Executive Officer

Date:   May 17, 1999       /s/ Leland P. Maxwell
                           ----------------------------------------------------
                           Leland P. Maxwell, Senior Vice President,
                           Chief Financial Officer