Form 10KSB
period 1999-06-30
USA TECHNOLOGIES INC
filed 1999-09-28
CIK 896429

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

For the fiscal year ended June 30, 1999         Commission file number: 33-70882

                                       OR

            [ ] Transition report pursuant to section 13 or 15(d) of the
                Securities Exchange Act of 1934 [No Fee Required]

                 For the transition period from ______ to ______

                             USA TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

              Pennsylvania                                23-2679963
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

       200 Plant Avenue, Wayne, PA.                          19087
 Address of principal executive offices)                   (Zip Code)

                                 (610)-989-0340
              (Registrant's telephone number, including area code)

                                      NONE
         (Securities registered under Section 12(b) of the Exchange Act)

                                      NONE
      (Securities registered pursuant to Section 12(g) of the Exchange Act)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, of regulations S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

Transitional Small Business Disclosure Format Yes ___ No _X_

Registrant's total revenues for its most recent fiscal year..........$3,890,516.

As of September 23, 1999, there were outstanding 6,425,334 shares of Common Stock, no par value, and 626,077 shares of Series A Convertible Preferred Stock, no par value.

The company's voting securities are traded on the Over the Counter (OTC) Electronic Bulletin Board. The aggregate market value of the company's voting securities held by non-affiliates of the Registrant was $12,673,271 on September 23, 1999 based upon the average bid and asked price of the Registrant's Common Stock and Preferred Stock on that date.

                             USA TECHNOLOGIES, INC.

                                     PART I

Item 1.  Business

         USA Technologies, Inc., a Pennsylvania corporation (the "Company") was founded in January 1992. The Company is a leading provider and licensor of automated, credit card activated control systems for the copying, debit card and personal computer industries. The Company's devices make available credit card payment technology in connection with the sale of a variety of products and services. The Company generates its revenues from the direct sale of its control systems and the resale of configured office products, from monthly administrative fees paid by locations utilizing its control systems, and from retaining a portion of the monies generated from all credit card transactions conducted through its control systems.

         The Company has developed an automated, credit card activated control system to be utilized with photocopying machines, facsimile machines, computer printers, and debit card purchase/revalue stations. The control systems allow consumers to use credit cards to pay for use of these products.

         The Company has also developed the Public PC(R), which is an automated credit card activated control system to be used in connection with a personal computer, including on-line services, such as the Internet. This product enables locations to offer the use of personal computers to the public on an "as needed" basis utilizing credit cards as a method of payment. In addition the Company introduced to the university library market its Automated Print Payment System(TM) (APPS). This system enables libraries to charge users via credit/debit cards for the printed output from computer networks, thus providing a new source of revenue to cover their increasing costs of operations.

         During fiscal year 1997, the Company introduced the Business Express(R), which is being marketed to the hospitality industry as an amenity to the business traveler. The Business Express(R) combines the Company's existing applications for computers, copiers, and facsimiles into a kiosk type configuration. All services provided are credit card activated. The Business Express(R) continues the Company's move toward the sale of the Company's proprietary equipment to operators rather than the revenue sharing arrangements employed in past years. The Company still retains all rights to software and proprietary technology which it licenses to location operators for their exclusive use. As of June 30, 1999, 304 Business Express(R) units are installed.

         During the last part of the current fiscal year, the Company introduced a product line extension to its flagship Business Express(R) product, called the Business Express(R) Limited Service Series (LSS). The LSS has copier and fax capabilities plus laptop printing, dataport capabilities and credit card activated phone. The LSS is targeted to the heart of the hospitality industry, which includes mid-market, limited service and economy properties. As of June 30, 1999, three LSS units are included in the total of 304 Business Express(R) units installed.

         The Company is beginning to explore the possibilities of apartment buildings as a market for its technology. Approximately 27,000 operators of apartment buildings in the United States have been identified. As of the end of the fiscal year, one such location has been installed.

         The Company generates its revenues from the sale of equipment utilizing its control systems, from retaining a portion of the revenues generated from all credit card transactions conducted through its control systems, and from monthly administrative fees from each location utilizing its control systems. The Company has entered into a joint marketing agreement with Minolta Corporation, and has been designated as an authorized equipment reseller by Hewlett-Packard Company and International Business Machines Corporation. The Company believes that it benefits from the association of its control systems with the well-known brands of business equipment manufactured by these companies.

         On September 24, 1997, the Company entered into a Joint Venture Agreement ("JV") with Mail Boxes Etc. ("MBE"), in order to sell and market automated, credit card activated business centers under the name MBE(TM) Business Express(R) to the hospitality industry. The MBE(TM) Business Express(R) bundles together the same components as the Business Express(R), but under the MBE brand name. In addition, the MBE(TM) Business Express(R) includes a dial-through service to a nearby MBE store making available the products and services of the store. For the fiscal year ended June 30, 1999, the MBE Joint Venture has sold and installed 151 MBE(TM) Business Express(R) business centers. The Company terminated the JV in May 1999 and is currently involved in legal proceedings with MBE. Notwithstanding these proceedings, the Company continues to service all field installations without interruption, and to carry on business with all customers of the JV. For further details, see Item 3., Legal Proceedings.

         In 1998, Prime Hospitality Corp. ("Prime") entered into an agreement with the MBE Joint Venture, pursuant to which Prime would purchase a minimum of 100 MBE(TM) Business Express(R) units for installation at Prime's owned and managed hotels (primarily the AmeriSuites brand). As of June 30, 1999, all but two of the installations have been completed, generating total revenues of approximately $1.9 million. Prime adopted the MBE(TM) Business Express(R) as a brand standard at all of its AmeriSuites properties.

         During the past year the Company has focused on developing a new terminal, trademarked "e-port". It contains all the functionality of the current TransAct(TM) terminal for credit card processing, control and data management, and in addition would offer capability for public access electronic commerce and advertising using the Internet. With the development of e-Port(TM), USA Technologies has positioned itself to claim a piece of two important market spaces within the new "Internet" economy - electronic commerce and pervasive computing.

         In May, 1999 the Company signed an agreement with International Business Machines Corporation ("IBM") whereby IBM agreed to be the executional partner for certain aspects of the Company's business, including project management services, asset procurement, configuration and testing of equipment, site preparation, installation, maintenance services, and asset management. This agreement expands an earlier JV agreement from 1,000 to 5,000 locations, and expands the array of USA products which are eligible for IBM installation. The Company also is developing a proposal with IBM whereby IBM will provide value added design, development, fulfillment and product warranty services for the Company's e-port(TM) product. The goal is to benefit from IBM research, purchasing, manufacturing and global services to provide the Company with shortened time to market, product excellence, and a lower total cost of goods. IBM has also signed a letter of intent to help the Company design an enhanced version of the network which will underlie all transaction processing for e-port(TM), including advertising and e-commerce.

         The Company has entered into a corporate agreement on May 14, 1999 with Choice Hotels International (which includes the Comfort, Clarion, Quality, Sleep, Econo Lodge, Rodeway and Mainstay brands) which establishes USA as the only endorsed vendor of business center products for its over 3,000 properties. This agreement reflects Choice's commitment to promote the

Company's LSS internally to its own hotels. Also, the Company has entered into a corporate agreement with Promus Hotel Corporation (Embassy Suites, Hampton, and Doubletree brands) which establishes itself as a preferred supplier of business center products for those brands. In addition, the Company's Business Express(R) has been approved and recommended as a solution for business center needs by Marriott for its hotels.

         On June 7, 1999, Ikon Office Solutions signed a letter of intent with the Company wherein it stated its intent to market and sell the Company's Transact solutions to businesses through its sales representatives. Ikon, with fiscal 1998 revenues of more than $5.6 billion, is one of the world's leading office technology companies, providing copier and printing systems, computer networking and digital document services. Training of Ikon sales representatives has begun, and sales to Ikon are expected to begin in the second quarter of fiscal 2000.

         For the years ended June 30, 1999 and 1998, the Company has spent approximately $198,000 and $199,000, respectively for the development of its proprietary technology. These amounts include the expense of outside consultants and contractors as well as compensation paid to certain of the Company's employees and are reflected in compensation expense in the accompanying consolidated financial statements.

         As of June 30, 1999, the Company had 1,119 Business Express(R) control systems, 36 Copy Express(TM) control systems, 27 Debit Express(TM) control systems, 10 Fax/Printer Express(TM) control systems, and 41 Public PC(R) control systems located at various hotels and libraries throughout the United States and Canada. Through June 30, 1999 the total gross revenues received by the Company from these systems, although growing, has not been sufficient to cover operating expenses.

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

         Further, trends in the space of electronic commerce and pervasive computing are encouraging signs for e-Port(TM):

>> By the year 2003, 500 million internet users will be conducting $1.3 trillion in commerce over the net (versus 160 million users conducting $50 billion in 1998). This increased use would amount to two new users per second.

>> By the year 2001, consumer used pervasive computing devices/network appliances will outship desktop PC shipments to homes - nearly 20 million per year by 2001.


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

         The Company currently retains a portion of the gross revenues from each device. If the Company has sold the equipment to the location, the portion retained is generally 5% of the gross revenues. In cases where the Company continues to own the equipment, the portion retained can be as high as 90% of gross revenues. In addition the Company charges a fixed monthly management fee which is generally $20-$25 per control device.

Product Lines

The Business Express(R)

         The hotel/motel hospitality industry continues to expand, but has become more competitive as chains increase their efforts to attract the most dominant and profitable customer: the business traveler. Business travelers and conference attendees account for the majority of hotel occupancy, stay longer and spend more per visit than the leisure traveler. For these reasons, hotels have become very sensitive and responsive to the needs and preferences of the business traveler. The Business Express(R) enables a hotel to address these needs in a comprehensive and cost effective manner, while simultaneously generating incremental revenue.

         The Business Express(R) utilizes the Company's existing applications for computers, copiers, and facsimile equipment, and combines them into a branded product. The Business Express(R) bundles the Public PC(R) unit, the Copy Express(TM) unit, and the Fax Express(TM) unit, into a functional kiosk type work station. All devices are credit card activated, therefore eliminating the need for an attendant normally required to provide such services.

The MBE(TM) Business Express(R)

         The MBE(TM) Business Express(R) bundles together the same components as the Business Express(R): Public PC(R), Copy Express(TM), and Fax Express(TM), but under the MBE brand name. In addition, the MBE(TM) Business Express(R) includes a dial-through service to a nearby MBE store making available the products and services of the store.

         The Company terminated the JV in May 1999 and is presently engaged in legal proceedings with MBE which are set forth in detail in the Legal Proceedings section.

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

The Public PC(R)

         The Company believes that the growing dependence on personal computers has created an environment where there is a need for access to personal computers by the general public on an "as needed" basis. To meet this need, the Company has developed the Public PC(R). Through June 30, 1999, the Company has an installed base of 38 units in libraries and retail locations. The device enables the public to utilize personal computers and/or the services they offer on an "as-needed" basis. The system is designed so that the computer cannot be used until a valid credit card is swiped through the control system. Once the user is authorized to proceed, the system has the ability to charge for time in use, printed output, and any modem activity.

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

The e-Port(TM)

         e-Port(TM) contains all the functionality of the current TransAct(TM) terminal for credit card processing, control and data management, and in addition would offer capability for public access electronic commerce and advertising using the Internet. With e-Port(TM), USA Technologies has positioned itself to claim a piece of two important market spaces within the new "Internet" economy -- electronic commerce and pervasive computing. e-Port(TM) takes e-commerce to the streets in the sense that it enables e-commerce to be transacted away from the computer. This offers internet merchants an extension of their business without brick and mortar outlays. It could be considered a low cost "physical" location for "virtual" merchants.

         e-Port(TM) will possibly give consumers the opportunity to engage in interactive advertising and e-Commerce while making routine purchases at millions of points of sale - including our Business Express(R) locations, vending machines, and convenience stores. The US markets for this device, and approximate sizes, are estimated at: vending - 6 million locations; retail points of sale - 7.5 million devices with expected shipments of 2 million devices in year 2000; and the Company's credit card activated business equipment.

TransAct(TM) as a Stand Alone Product

         USA Technologies produced and patented TransAct(TM), a cashless transaction terminal that enables secure, low cost credit transactions to take place. As the nerve center for USA's Business Express(R) product line, TransAct(TM) currently enables over 400 automated business center locations, that benefit from TransAct's ability to provide 24/7 business center accessibility, secure transaction settlements and voice and display instructions for users. The installed locations of Business Express(R) indicates that TransAct(TM) works effectively to transform a la carte office components into automated, credit card-operated, revenue centers.

         To effectively penetrate the "pay as you go" business service markets within the retail, university, transportation and apartment communities, three standardized TransAct(TM) packages have been developed, priced and launched to office component dealers who already service these markets. The interest from these dealers has been excellent, and the Company anticipates that the development of a dealer channel to sell TransAct(TM) units will increase the licensing and usage revenue streams that USA currently enjoys.

Marketing

         The Company is currently marketing its products through its full-time sales staff consisting of six salespeople and one marketing director, to hotel and retail locations, either directly or through facility management companies servicing these locations. The Company believes the agreements with Marriott, Choice Hotels International, and Promus Hotel Corporation are an important component of the Company's effort to market the Business Express(R) to the hospitality industry because they provide instant brand name recognition.


Procurement

         The Company's control system devices consist of a card reader, printer, amplifier, circuit board and micro chip in a specially designed housing. The devices are currently manufactured to the Company's design specification by an independent contractor, LMC - Autotech Technologies, LP. As of September 28, 1999, the Company has no outstanding orders with LMC.

         The Company anticipates obtaining its complete computer systems (other than the control system) through IBM. As of September 28, 1999, the Company has adequate inventory, and has no outstanding orders through IBM.

Competition

         There are currently other businesses offering an unattended, credit card activated control system for use in connection with copiers, printers, general use personal computers, facsimile machines, Internet and e-mail access, and debit card purchase/revalue stations. In addition, the businesses which have developed unattended, credit card activated control systems currently in use in connection with gasoline dispensing, public telephones, prepaid telephone cards, ticket dispensing machines, vending machines, or facsimile machines, are capable of developing products or utilizing their existing products in direct competition with the Company. Many of these businesses are well established, have substantially greater resources than the Company and have established reputations for success in the development, sale and service of high quality products. The Company is aware of businesses which have developed an unattended, credit card activated control system to be used in connection with vending machines. Any such increased competition may result in reduced sales and/or lower percentages of gross revenues being retained by the Company in connection with its licensing arrangements, or otherwise may reduce potential profits or result in a loss of some or all of its customer base. The Company is also aware of several businesses which make available use of the Internet and use of personal computers to hotel guests in their hotel rooms. Such services might compete with the Company's Business Express(R), and the locations may not order the Business Express(R), or if ordered, the hotel guest may not use it. The Company is aware that credit card activated personal computer kiosks have been developed and are in the marketplace.


Patents, Trademarks and Proprietary Information

         The Company received federal registration approval of its trademark Business Express(R), and has applied for federal registration of its trademarks Copy Express(TM), C3X(R), Public PC(R) and TransAct(TM).

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

         As of June 30, 1999, the Company has applied for twenty-six patents including seven foreign patents. To date, two of these patents have been issued:
Patent Number 5,619,024 entitled "Credit card and bank issued debit card operated system and method for controlling and monitoring access of computer and copy equipment," and Patent Number 5,637,845 entitled "Credit and bank issued debit card operated system and method for controlling a prepaid card encoding/dispensing machine." Three additional United States patents have been allowed (approved). The remaining twenty-one applications are pending and have not been granted.

Employees

         As of June 30, 1999, the Company had twenty-six full time employees.

Item 2.  Properties

         The Company leases its principal executive offices, consisting of approximately 7,000 square feet, at 200 Plant Avenue, Wayne, Pennsylvania for a monthly rental of $10,500 plus utilities and operating expenses. The lease expires on July 1, 2002.

Item 3.  Legal Proceedings

         In June 1994, a former employee and Director of the Company filed a complaint against the Company in the Court of Common Pleas of Montgomery County, Pennsylvania. The complaint alleges that the Company engaged in age discrimination in violation of the Pennsylvania Human Relations Act in connection with his termination of employment. The trial of this matter was held in July 1998, and on August 28, 1998 the Court entered an Order in favor of the Company and against the former employee. The Court's decision states that the former employee failed to prove any age discrimination. On September 14, 1998, the former employee appealed the Court's decision as well as other prior orders rendered in the matter to the Superior Court of Pennsylvania. On June 14, 1999, the Superior Court affirmed the judgment in favor of the Company. On August 5, 1999, the former employee filed a Petition for Allowance of Appeal with the Pennsylvania Supreme Court. The Pennsylvania Supreme Court has not yet decided whether to grant the appeal.

         On June 11, 1998, the Company filed a complaint in the District Court of the Eastern District of Pennsylvania against Alphanet Hospitality Systems, Inc. ("Alphanet Hospitality") and Alphanet Telecom, Inc. ("Alphanet Telecom") (collectively "Alphanet"). The complaint alleges that the Defendants engaged in patent infringement, breach of contract, misappropriation of trade secrets, unfair competition and tortious interference with prospective business relations. The Company and Alphanet Hospitality had considered entering into a business relationship. In order to protect the Company's confidential information and trade secrets, Alphanet Hospitality signed a Non-Disclosure and Non-Use Agreement as part of the negotiation process. Alphanet terminated the negotiations and the relationship with the Company. Shortly thereafter, Alphanet began marketing an unattended business center similar to the Company's Business Express(R). The Company believes that Alphanet wrongfully used the confidential information and trade secrets it became privy to during the negotiations, to develop its product. The Company is seeking damages and injunctive relief. On September 14, 1998, Alphanet filed an answer to the Complaint denying any liability to the company. Alphanet also filed a counterclaim against the Company seeking a declaratory judgement that the Company's patents are invalid or, in the alternative, there is no patent infringement. The counterclaim also seeks damages against the Company for unfair competition and product disparagement.

         Alphanet Telecom, Inc. filed for bankruptcy in Canada and therefore the lawsuit against them has been stayed. Tech Electro Industries announced on August 12, 1999 that it intends to acquire Alphanet Hospitality. The Company's lawsuit against Alphanet Hospitality is on-going.

         On September 3, 1998, MBE commenced a legal action against the Company in the Superior Court of the State of California, San Diego County. The complaint alleges that 195 terminals purchased by MBE were defective, and seeks a refund of the purchase price in the amount of $141,260 as well as lost profits claimed to be several hundred thousand dollars. In addition, the complaint seeks a declaratory judgement that MBE is not obligated to purchase the 600 terminals ordered in April 1998. In October 1998, the Company had the case removed to the United States District Court for the southern District of California. The Company believes the claim to be without merit and that it will prevail in this action. Accordingly, there has been no provision recorded for this action in the accompanying consolidated financial statements.

         In September 1998, the Company commenced arbitration proceedings against MBE in connection with MBE's breach of the Joint Venture Agreement. In December 1998, the parties agreed that the arbitration proceedings would be terminated, and the Company would proceed with all of its claims against MBE in the pending Federal Court action described above.

         Pursuant to the above Federal Court Action, the Company asserted counterclaims. These counterclaims allege that MBE breached the Joint Venture Agreement by among other things, utilizing a competitor of the Company in connection with MBE's in-store computer workstation project ("ICW Project"), for which project the Company believes MBE was obligated to purchase USA's terminals. The counterclaims also allege that MBE breached a separate agreement pursuant to which it had agreed to purchase USA terminals for use in the ICW Project. The counterclaims also allege that by attempting to revoke or cancel its written purchase orders with the Company for in excess of 700 terminals, MBE breached its obligations under these purchase orders. The Counterclaim includes claims by the Company against MBE for breach of contract, breach of fiduciary duty, and trade libel. The Counterclaims seek recovery from MBE of monetary damages caused by MBE's actions, including lost profits, consequential damages and/or incidental damages, and punitive damages. The total counterclaims are for an amount in excess of $10 million. The Company has also requested a declaration that MBE is required to use the Company in connections with its ICW project and prohibiting MBE from continuing to breach the Joint Venture Agreement. As of the date hereof, limited discovery has been conducted by the parties and no trial date has been set. By court order, discovery is to be completed by February 18, 2000.

         On May 14, 1999, the Company notified MBE that the Company was terminating the Joint Venture Agreement. On May 19, 1999, the Company received a letter from MBE purporting to terminate the Joint Venture Agreement. The Joint Venture Agreement provided that it could be terminated at any time by either partner if the other partner breached any material term or condition of the agreement; provided that the terminating partner will have provided the other partner with written notice of the alleged breach and at least a sixty day period to cure such alleged breach. Previously, as required under the Joint Venture Agreement, on February 4, 1999 and February 19, 1999, the Company had given to MBE notice that MBE was in default of the Joint Venture Agreement in connection with five separate items, and demanded that MBE cure the breaches within sixty days. Through the date of the termination of the Joint Venture Agreement, MBE failed to cure any of these breaches.

         The Company's May 14, 1999 letter to MBE states five reasons for the termination: MBE's refusal to authorize the installation of data port terminals as required under the sales agreement between the joint venture and a customer; MBE's refusal to allow the joint venture to market and sell the data port terminals; MBE's ongoing failure to commit adequate and appropriate resources to joint venture sales and marketing to effectuate a reasonable number of sales of joint venture business center equipment; MBE's failure to acknowledge the Company's ownership of the trademark "Business Express" and its actions inconsistent with the Company's ownership of the mark; and MBE's refusal to timely meet with the Company to discuss and conclude a joint venture sales and marketing budget for the fiscal year commencing April 1, 1999. See "Business Procurement."


Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  The Annual Meeting of Shareholders was held on May 27, 1999.
         (b)  Election of Directors

                  Each of the following individuals was elected as a director at the Annual Meeting. The number of votes cast with respect to the election of the directors was as follows:

                                                       For            Withhold
                                                    ----------        --------
                       George R. Jensen, Jr.        39,556,652         771,144
                       Stephen P. Herbert           39,577,852         749,944
                       Steven Katz                  39,599,052         728,744
                       Peter G. Kapourelos          39,599,052         728,744
                       William W. Sellers           39,599,052         728,744
                       Henry B. duPont Smith        39,202,973       1,124,823
                       William L. Van Alen, Jr.     39,554,919         772,877


         (c) In addition to the election of directors, the following other matters were also voted on and approved at the Annual Meeting:

             (i) Ratification of the appointment of Ernst & Young LLP as independent public accountants for the Company for its 1999 fiscal year.

                       Affirmative Votes            39,993,790
                       Negative Votes                  187,711
                       Abstaining Votes                226,295


             (ii) A proposal to approve a Plan of Recapitalization and amendment to the Company's Articles of Incorporation to effect a 1-for-10 reverse split of the Common Stock.

                       Affirmative Votes            37,527,408
                       Negative Votes                2,264,999
                       Abstaining Votes                615,389


             (iii) A proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of undesignated Series Preferred Stock from 1,200,000 to 1,800,000.

                       Affirmative Votes            18,414,890
                       Negative Votes                2,585,030
                       Abstaining Votes                993,931


             (iv) A proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of Series A Preferred Stock from 787,591 to 900,000.


                       Affirmative Votes            18,290,060
                       Negative Votes                2,576,779
                       Abstaining Votes              1,127,012

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Common Stock and Preferred Stock are currently traded on the OTC Electronic Bulletin Board under the symbols USTT and USTTP, respectively.

         The high and low bid prices on the OTC Electronic Bulletin Board for the Common Stock were as follows:


Fiscal

1998                                                     High            Low
----                                                     ----            ---
First Quarter (through September 30, 1997)              $ 8.00          $2.70
Second Quarter (through December 31, 1997)              $ 6.00          $2.20
Third Quarter (through March 31, 1998)                  $ 4.90          $2.50
Fourth Quarter (through June 30, 1998)                  $ 4.60          $2.50

1999
----
First Quarter (through September 30, 1998)              $ 3.10          $1.20
Second Quarter (through December 31, 1998)              $ 1.70          $ .80
Third Quarter (through March 31, 1999)                  $ 3.20          $1.10
Fourth Quarter (through June 30, 1999)                  $ 4.75          $1.20

2000
----
First quarter (through September 23, 1999)              $ 2.94          $1.63


         Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         At June 30, 1999, there are 917,100 shares of Common Stock issuable upon exercise of outstanding options, and 11,740 shares of Common Stock issuable upon exercise of outstanding purchase rights. All of these shares of Common Stock, if issued on the date hereof, would be "restricted securities" as defined under Rule 144 under the Act. Of the 917,000 options, 15,000 are exercisable at $5.00 per share, 84,000 are exercisable at $4.50 per share, 131,500 are exercisable at $2.50 per share, 549,500 are exercisable at $2.00 per share, 132,000 are exercisable at $1.50 per share, and 5,000 are exercisable at $.50 per share. In connection with the above options and outstanding Purchase Rights to acquire up to 11,740 shares of Common Stock at $10.00 per share, the Company has filed a registration statement under the Act and applicable state securities laws covering all of the Common Stock underlying the options. All of the aforesaid options have been issued by the Company to employees, Directors, officers and consultants.

         As of June 30, 1999, there were 67,300 shares of Common Stock issuable upon exercise of the outstanding 1995 Warrants, which when and if issued would be freely tradeable under the Act. As of June 30, 1999, there are 86,800 shares of Common Stock issuable upon exercise of the outstanding 1996 Warrants, which when and if issued would be freely tradeable under the Act. As of June 30, 1999, there were 4,000 shares of Common Stock issuable upon exercise of the outstanding 1996-B Warrants, which when and if issued would be freely tradeable under the Act. As of June 30, 1999, there are 1,500 shares of Common Stock issuable upon exercise of the outstanding 1997 Warrants, which when and if issued would be freely tradeable under the Act. As of June 30, 1999, there were 110,000 shares of Common Stock issuable upon the exercise of outstanding Warrants issued to affiliates and/or consultants to GEMA in connection with the sale of Convertible Securities. As of June 30, 1999, there were 4,000 shares of Common Stock issuable upon the exercise of the outstanding 1998-A Warrants, which when and if issued would be freely tradeable under the Act. As of June 30, 1999, there were 5,000 shares of Common Stock issuable upon the exercise of the outstanding 1998-B Warrants, which when and if issued would not be freely tradeable under the Act. As of June 30, 1999, there were 933,600 shares of Common Stock issuable upon the exercise of the outstanding 1999-A Warrants, which when and if issued would not be freely tradeable under the Act.

         On June 30, 1999 there were 874 record holders of the Common Stock and 684 record holders of the Preferred Stock.

         The holders of the Common Stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company's securities. No dividend may be paid on the Common Stock until all accumulated and unpaid dividends on the Preferred Stock have been paid. As of June 30, 1999, such accumulated unpaid dividends amount to $3,328,442 and an additional $469,183 of dividends accrued on August 1, 1999.

         During the fourth quarter of the fiscal year, certain holders of the Company's Preferred Stock converted 19,450 shares into 19,450 shares of Common Stock. Certain of these shareholders also converted cumulative preferred dividends of $54,112 into 5,411 shares of Common Stock. Also during the fourth quarter of the fiscal year, 5,100 warrants were exercised, resulting in the issuance of 5,100 shares of Common Stock.

         Subsequent to June 30, 1999 and through September 23, 1999, certain holders of the Company's Preferred Stock converted 14,500 shares into 14,500 shares of Common Stock. Certain of these shareholders also converted cumulative preferred dividends of $8,737 into 8,737 shares of Common Stock.

         During August and September 1999, certain holders of 136,000 of the Company's 1999-A Warrants exercised them at $.50 per warrant, generating $68,000 in gross proceeds to the Company.

         On June 7, 1999, the Company effectuated a 1-for-10 reverse stock split of all of its issued and outstanding Common Stock. Pursuant thereto, on the effective date of the reverse stock split (i) each 10 shares of outstanding Common Stock were reduced to one share of Common Stock; (ii) the number of shares of Common Stock into which each outstanding warrant, purchase right or option is exercisable was proportionately reduced on a 10-to-1 basis; (iii) the exercise price of each outstanding warrant, purchase right, or option was proportionately increased on a 1-to-10 basis; (iv) the number of shares of Common Stock into which each share of Series A Preferred Stock is convertible was reduced from 10 shares to 1 share; (v) the conversion rate of the accrued and unpaid dividends on the Series A Preferred Stock was increased from $1.00 to $10.00 per share of Common Stock; and (vi) each share of Series B Preferred Stock was converted into 4 shares of Common Stock. All of the share numbers, share prices, exercise prices, and all other similar items contained in this Form 10-KSB have been properly adjusted, on a retroactive basis, to reflect all of the foregoing.

         In June 1999, the Company issued 4,000 shares of Common Stock to Robert Flaherty in connection with public relations services rendered to the Company. The shares constitute restricted securities as such term is defined under Rule 144 promulgated under the Act.

         In June 1999, the Company issued 10,000 shares of Common Stock to Rick Joshi, for consulting services rendered to the Company. The shares constitute restricted securities as such term is defined under Rule 144 promulgated under the Act.

         In June 1999, the Company issued options to purchase an aggregate of 12,000 shares of Common Stock to six employees. The options are fully vested and may be exercised at any time for five years following vesting at $2.00 per share of Common Stock. The Company has agreed to register for resale under the Act the Common Stock underlying the options.

         In June 1999, the Company issued options to purchase an aggregate of 470,000 shares of Common Stock to its executive officers and an aggregate of 60,000 shares of Common Stock to its directors who were not executive officers. The Company has agreed to register for resale under the Act the Common Stock underlying the options.

         From September 1998 through June 1999, the Company sold 466.8 units at $10,000 each, for an aggregate of $4,668,000. Each unit consisted of a $10,000 principal amount 12% Senior Note, 2,000 1999-A Common Stock Purchase Warrants, and 1,000 shares of Series B Equity Participating Preferred Stock. The offering was sold to 223 accredited investors, and did not involve any general advertising or solicitation, and was therefore exempt from registration under Rule 506 of Regulation D promulgated under the Act. The Company paid compensation to Harmonic Research, Inc., a broker-dealer, in connection with the 47 units sold by such broker-dealer. In this regard, the Company paid to such broker-dealer cash compensation of $47,000 as well as 43,800 shares of Common Stock and 9,400 1999-A-Warrants. The shares of Common Stock issued to such broker-dealer are restricted securities as such term is defined under Rule 144 promulgated under the Act. Pursuant to the private placement offering, the Company had issued 466,800 shares of Series B Preferred Stock. The Series B Preferred Stock was convertible into 4 shares of Common Stock in the event of a reverse stock split of the Common Stock. As a result of the 1-for-10 reverse stock split which became effective on June 7, 1999, all of the shares of Series B Preferred Stock were exchanged for 1,867,200 shares of Common Stock, and as of the date hereof, there are no issued and outstanding shares of Series B Preferred Stock. The shares of Common Stock issued to the holders of the Series B Preferred Stock are restricted securities as defined under Rule 144 promulgated under the Act, and can not be sold or transferred without registration under the Act or pursuant to an applicable exemption therefrom. The Company has registered for resale under the Act the shares of Common Stock underlying the 1999-A Warrants.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         This Form 10-KSB contains certain forward looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," "expects," "anticipates," or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company's actual results to differ materially from those projected, include, for example
(i) the ability of the Company to generate sufficient sales to generate operating profits, or to sell products at a profit, (ii) the ability of the Company to raise funds in the future through sales of securities, (iii) whether the Company is able to enter into binding agreements with third parties to assist in product or network development, (iv) the ability of the Company to commercialize its developmental products, or if actually commercialized, to obtain commercial acceptance thereof, (v) the ability of the Company to compete with its competitors to obtain market share, or (vi) the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations. Although the Company believes that the forward looking statements contained herein are reasonable, it can give no assurance that the Company's expectations will be met.

Introduction

         Events in the latter portion of the fiscal year ended June 30, 1998 enabled the Company to complete its transition from a development stage enterprise to an enterprise focusing on marketing its products and its commercial operations. The Company has incurred operating losses during the years ended June 30, 1999 and 1998 of $3,651,624 and $3,568,281, respectively, and anticipates incurring operating losses through at least the majority of fiscal 2000.

         The Company's independent auditors have included an explanatory paragraph in their report on the Company's June 30, 1999 consolidated financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that the funds available at June 30, 1999 combined with the revenues to be generated during fiscal year 2000, the potential capital to be raised from the exercise of Common Stock Purchase Warrants, a private placement offering, and the ability to reduce anticipated expenditures, if required, will provide for the Company to continue a going concern.


Results of Operations

Fiscal year ended June 30, 1999:

         For the fiscal year ended June 30, 1999, the Company had a net loss of $3,651,624. The overall loss applicable to common shares of $4,654,077 or $1.07 per common share (basic and diluted) was derived by adding the $3,651,624 net loss and the $1,002,453 of cumulative preferred and other adjustments and dividing by the weighted average shares outstanding of 4,348,866.

         Revenues for the fiscal year ended June 30, 1999 were $3,890,516, an increase of $2,065,287 or 113% over the prior year, reflecting the continued penetration of the Business Express(R) and the MBE Business ExpressTM into the marketplace.

         Operating expenses for the fiscal year ended June 30, 1999 were $7,295,628, representing a $1,793,978 or 33% increase over the prior year. The primary contributors to this increase were cost of equipment sales and general and administrative expenses, as detailed below.

         Cost of sales increased by $1,701,193 from the prior year, primarily reflecting the increase in MBE(TM) Business Express(TM) business. General and administrative expenses of $2,687,744 increased by $473,760 or 21%. This increase is primarily due to legal expenses associated with the pending MBE litigation, which amounted to over $600,000. Without these legal expenses, general and administrative expenses would have declined by over $100,000. In addition, outside services increased by $141,135 or 199% primarily to fund promotional programs in the marketing and investor relations areas. Offsetting these increases were decreases in travel and entertainment expenses of $147,097, or 42%; decreases in product development of $45,760 or 46%; and decreases in advertising by $103,270 or 49%.

         Compensation expense was $1,553,189, a decrease of $356,493 or 19% from the previous year. The decrease was primarily due to the non-cash expense of $554,630 last year which reflected the compensation charge recorded for the repricing of the common stock options below fair market value during April 1998. Offsetting this decrease were increases in salaries of $237,260, or 21%, which is due to increased personnel requirements in the operations and sales areas.

         Depreciation expense of $91,773 decreased by $24,382 or 21%, due to a lower depreciable asset base.

Fiscal year ended June 30, 1998:

         For the fiscal year ended June 30, 1998, the Company had a net loss of $3,568,281. The overall loss applicable to common shares of $5,322,847 or $1.51 per common share (basic and diluted) was derived by adding the $3,568,281 net loss and the $1,754,566 of cumulative preferred and other adjustments and dividing by the weighted average shares outstanding of 3,532,048.

         Revenues for the fiscal year ended June 30, 1998 were $1,825,229, an increase of $1,217,457 or 200% over the prior year, reflecting the continued entrance of the Business Express(R) and the MBE(TM) Business ExpressTM into the marketplace.

         Operating expenses for the fiscal year ended June 30, 1998 were $5,501,650, representing a $1,758,689 or 47% increase over the prior year. The primary contributors to this increase were cost of sales, general and administrative expense, and compensation expense, as detailed below.

         Cost of sales increased by $736,639 from the prior year, primarily reflecting the increase in MBE(TM) Business Express(TM) business. General and administrative expense of $2,213,984 increased by $173,821 or 8.5% which reflects both a general increase in spending to support the expansion of operations and other factors as described below. Specifically the major contributors to this increase were: reserves of $87,520 established in fiscal 1998 to cover estimated future field service warranty expenses for the Company's C3X(R) terminals; marketing promotions and trade show expenses increased $64,901 or 59%; and advertising increased by $125,204 or 143%, reflecting the need to increase product awareness in the marketplace. Certain other increases were experienced in outside services, telephone, and office supplies. Certain other expenses decreased as compared to the prior year, primarily professional and consultant fees, which decreased by $109,916 or 20%.

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


Plan of Operations

         As of June 30, 1999, the Company had a total of 1,233 credit card activated control systems installed in the field as follows: Business Express(R) 1,119, Copy Express(TM) 36, Debit Express(TM) 27, Public PC(R) 41, Fax/Printer Express(TM) 10. Through June 30, 1999 total license and transaction fees earned by the Company from these systems were $448,319, which was almost double the fees from the prior year.


         During the past year the Company has focused on developing a new terminal with an approved trademark of "e-port". It contains all the functionality of the current TransAct(TM) terminal for credit card processing, control and data management, and in addition would offer capability for public access, electronic commerce and advertising using the Internet. The Company anticipates that Beta testing of e-port(TM) will occur in the second quarter of fiscal 2000. The Company also is developing a proposal with IBM whereby IBM will provide value added design, development, fulfillment and product warranty services for the e-port(TM). The goal is to leverage IBM research, purchasing, manufacturing and global services to provide the Company with shortened time to market, product excellence, and a lower total cost of goods. IBM has also signed a letter of intent to help the Company design an enhanced version of the network which will underlie all transaction processing for e-port(TM), including advertising and e-commerce.

         On June 7, 1999, Ikon Office Solutions signed a letter of intent with the Company wherein it stated its intent to market and sell the Company's Transact solutions to businesses through its sales representatives. Ikon, with fiscal 1998 revenues of more than $5.6 billion, is one of the world's leading office technology companies, providing copier and printing systems, computer networking and digital document document services. Training of Ikon sales representatives has begun, and sales to Ikon are expected to begin in the second quarter of fiscal 2000.

         Additional plans for the coming fiscal year include continued focus on the sales and/or leasing of its Business Express(R) business centers, and development of strategic partnering relationships.

Liquidity and Capital Resources

         During the fiscal year ended June 30, 1999, the Company completed several financing transactions. Net proceeds of $4,106,440 were realized from issuance of Senior Notes, $254,360 were realized from private placement offerings of Series A Preferred Stock, and $182,540 were realized from Common

Stock transactions, principally the exercise of Common Stock Purchase Warrants and Options. As of June 30, 1999, the Company had working capital of $1,279,367, which included cash and cash equivalents of $1,665,016 and inventory of $1,255,836.

         During the fiscal year ended June 30, 1999, net cash of $3,940,414 was used by operating activities, primarily due to the net loss of $3,651,624. The net cash provided by financing activities of $5,320,747 was principally due to the net proceeds generated from the issuance of the Senior Notes described in the prior paragraph and the $804,485 proceeds from the line of credit from IBM Global Financing (see below).

         During August and September 1999, shareholders have exercised an aggregate of 136,000 1999-A Warrants for gross proceeds of $68,000.

         The Company's independent auditors have included an explanatory paragraph in their report on the Company's June 30, 1999 consolidated financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a going concern. The Company anticipates that for the year ending June 30, 2000 there will be a negative cash flow from operations in excess of $3.0 million. However, the Company believes that the funds available at June 30, 1999 combined with the revenues to be generated during fiscal year 2000, the potential capital to be raised from the exercise of the Common Stock Purchase Warrants, a possible private placement offering, and the ability to reduce anticipated expenditures, if required, will provide for the Company to continue as a going concern through at least the third quarter of fiscal year 2000.

Commitments

         The Company leases approximately 7,000 square feet in Wayne, Pennsylvania for a monthly rental of $10,500 plus utilities and operating expenses. The lease expires on July 1, 2002.

         The Company has acquired inventory financing using IBM Global Financing. The debt to IBM is secured primarily by the inventory being financed. As of June 30, 1999, $804,485 of inventory is being financed. Such inventory was originally the inventory of the JV, but was purchased by the Company from the JV when the JV was terminated in May 1999.

Year 2000 Compliance

         In general, many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000.

         The Company's remediation efforts have proceeded with Executive level management sponsorship, funding and support. Efforts have been made to insure an orderly transition leading up to and across the date change event. The Company is committed to making the Millennium event come and pass without disruption to its customers, suppliers and business partners. November 30, 1999 has been targeted as the final trialing test and contingency planning in the event that issues arise that are outside of the Company's control, specifically utilities, municipal infrastructures, communications facilities and key interfaces.

         In analyzing its business in order to determine whether its computer systems are in compliance with Year 2000 issues, the Company has incurred costs estimated to be approximately $5,000 for internal and external study and analysis and anticipates additional costs of approximately the same to complete the study.

         In connection with its study, the Company is concentrating on five areas of its business: (i) its control system terminals; (ii) its office computers; (iii) its credit card processing systems and related systems; (iv) its back-up, off-site recovery system and (v) its non-Information Technology ("IT") systems. The study should be completed on or before November 30, 1999. Based on the study to date the Company estimates that it could incur costs of up to $25,000 in order to be Year 2000 compliant, which would be incurred for replacement accounting software, other software and database upgrades and internal or external services.

         In reference to item (i) above, selected terminals have been reexamined by the terminal designer. No hardware or firmware was found to contain any date sensitive element which would cause a Y2K problem. In addition, several terminals were tested by using year 2000 dates, and no problem was found. Future work will include contact with the terminal supplier to ascertain if any manufacturing processes could have introduced a Y2K problem. In reference to item (ii) above, the Company has already found all but two office computers to be compliant. These two computers have been re-utilized in a capacity that does not involve date sensitive processing. In reference to item (iii), the programs written by the Company to process credit card data received from the terminals in the field have been reviewed, and no Y2K problems have emerged. Further, the programs are presently being rewritten in a Y2K compliant Visual Basic programming language, and the code will be examined for Y2K issues as part of its quality testing. As indicated above, vendor software and database reviews are on going, and expenditures to procure Y2K compliant software have already been made. In reference to item (iv), the off-site recovery systems utilize IBM facilities nearby which are believed to be Y2K compliant. Item (v), non IT systems, is currently under investigation.

         The Company is in the process of obtaining written assurances of compliance from all third parties whose products may materially affect the Company's operations. These parties include, but are not limited to, the Company's credit card processor, control system manufacturer, and various equipment manufacturers.

         The worst case scenario for the Company would be if the control systems in the field were all found to contain a Year 2000 problem which caused defective transmissions into the Company's main processing software. The Company believes that the probability of this scenario actually happening is very low (the technology of the control units does not involve use or transmission of two digit year data). If however it did happen, the Company's licensing and processing revenues might be materially impacted if the time required to replace all defective units using compliant terminals was many months. The Company anticipates the cost of such replacement units to be approximately $150,000.

Item 7.  Consolidated Financial Statements

                                                                           Page
                                                                           ----
Report of Independent Auditors                                             F-1

Consolidated Balance Sheets                                                F-2

Consolidated Statements of Operations                                      F-3

Consolidated Statements of Shareholders' Equity                            F-4

Consolidated Statements of Cash Flows                                      F-10

Notes to Consolidated Financial Statements                                 F-11

                         Report of Independent Auditors

To the Board of Directors and Shareholders
USA Technologies, Inc.

We have audited the accompanying consolidated balance sheets of USA Technologies, Inc. as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Technologies, Inc. at June 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming USA Technologies, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations from its inception and its accumulated deficit through June 30, 1999, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

                                                           /s/ Ernst & Young LLP


Philadelphia, Pennsylvania
September 14, 1999

                             USA Technologies, Inc.

                           Consolidated Balance Sheets

                                                                                  June 30
                                                                          1999              1998
                                                                       ----------        -----------
Assets
Current assets:
    Cash and cash equivalents                                          $1,665,016        $   324,824
    Accounts receivable, less allowance for uncollectible accounts
       of $69,555 and $23,764 in 1999 and 1998, respectively              361,463            222,743
    Inventory                                                           1,255,836            436,971
    Subscriptions receivable                                              178,873             19,875
    Prepaid expenses and deposits                                          42,746             20,515
                                                                       ----------        -----------
Total current assets                                                    3,503,934          1,024,928

Property and equipment, net                                               143,670            151,906
Other assets                                                               10,250             10,250
                                                                       ----------        -----------
Total assets                                                           $3,657,854        $ 1,187,084
                                                                       ==========        ============
Liabilities and shareholders' equity (deficit)
Current liabilities:
    Accounts payable                                                   $  917,141        $   576,787
    Equipment line of credit                                              804,485                  -
    Accrued expenses                                                      498,548            430,643
    Current obligations under capital leases                                4,393             22,810
                                                                       ----------        -----------
Total current liabilities                                               2,224,567          1,030,240

Senior Note, net of unamortized discount                                2,054,232                  -
Obligations under capital leases, less current portion                     22,584              1,669
                                                                       ----------        -----------
Total liabilities                                                       4,301,383          1,031,909

Shareholders' equity (deficit):
   Preferred Stock, no par value:
     Authorized shares - 1,800,000
       Series A Convertible Preferred Authorized shares - 900,000
     Issued and outstanding shares - 640,577 and 618,236 at
       June 30, 1999 and 1998, respectively (liquidation preference
       of $ 9,734,212 at June 30, 1999)                                 4,537,128          4,538,114
   Common Stock, no par value:
     Authorized shares - 62,000,000
     Issued and outstanding shares - 6,191,097 and 4,016,384 at
       June 30, 1999 and 1998, respectively                            14,277,763         11,223,213
   Subscriptions receivable                                               (83,983)                 -
   Accumulated deficit                                                (19,374,437)       (15,606,152)
                                                                       ----------        -----------
Total shareholders' equity (deficit)                                     (643,529)           155,175
                                                                       ----------        -----------
Total liabilities and shareholders' equity (deficit)                   $3,657,854        $ 1,187,084
                                                                       ==========        ===========

See accompanying notes.

                             USA Technologies, Inc.

                      Consolidated Statements of Operations

                                                                             Year ended June 30
                                                                           1999              1998
                                                                       -----------       ------------
Revenues:
    Equipment sales                                                    $ 3,442,197       $  1,588,487
    License and transaction fees                                           448,319            236,742
                                                                       -----------       ------------
Total revenues                                                           3,890,516          1,825,229

Operating expenses:
    Cost of equipment sales                                              2,962,922          1,261,729
    General and administrative                                           2,687,744          2,213,984
    Compensation                                                         1,553,189          1,909,682
    Depreciation                                                            91,773            116,255
                                                                       -----------       ------------
Total operating expenses                                                 7,295,628          5,501,650
                                                                       -----------       ------------
                                                                        (3,405,112)        (3,676,421)
Other income (expense):
    Interest income                                                          8,347             18,225
    Interest expense                                                      (135,505)            (8,443)
    Joint Venture activities                                              (119,354)            98,358
                                                                       -----------       ------------
Total other income (expense)                                              (246,512)           108,140
                                                                       -----------       ------------
Net loss                                                                (3,651,624)        (3,568,281)

Cumulative preferred dividends and other adjustments                    (1,002,453)        (1,754,566)
                                                                       -----------       ------------
Loss applicable to common shares                                       $(4,654,077)      $ (5,322,847)
                                                                       ===========       ============

Loss per common share (basic and diluted)                              $     (1.07)      $      (1.51)
                                                                       ===========       ============

Weighted average number of common shares
    outstanding (basic and diluted)                                      4,348,866          3,532,048
                                                                       ===========       ============

See accompanying notes.

                             USA Technologies, Inc.

                 Consolidated Statements of Shareholders' Equity

                                                  Series A
                                                 Convertible
                                                  Preferred        Common         Accumulated
                                                    Stock          Stock            Deficit          Total
                                                ------------    ------------     --------------   ------------
Balance, June 30, 1997                          $  7,024,811    $  4,355,334     $ (10,534,004)   $    846,141
Issuance of 20,500 shares of Common Stock in
   exchange for consulting services                        -          68,096                 -          68,096
Issuance of 950 shares of Common Stock to
   employees as compensation                               -           2,565                 -           2,565
Conversion of 392,969 shares of Convertible
   Preferred Stock to 466,453 shares of
   Common Stock                                   (3,188,207)      3,188,207                 -               -
Conversion of $1,388,772 of cumulative
   preferred dividends into 167,455 shares of
   Common Stock at $8.30 per share                         -       1,388,772        (1,388,772)              -
Conversion of $115,095 of cumulative
   preferred dividends into 11,509 shares of
   Common Stock at $10.00 per share                        -         115,095          (115,095)              -
Common Stock warrants exercised - 371,000 at
   $1.50 per warrant                                       -         556,500                 -         556,500
Common Stock warrants exercised - 281,900 at
   $2.00 per warrant, net of offering costs                -         521,639                 -         521,639
Common Stock warrants exercised - 187,100 at
   $2.50 per warrant                                       -         467,750                 -         467,750
Exercise of 7,000 Common Stock options -
   at $.50 per share                                       -           3,500                 -           3,500
Exercise of 4.50 Common Stock purchase rights
   - at $2.50 per share                                    -           1,125                 -           1,125
Cancellation of 436,500 shares of Common
   Stock by the President of the Company                   -               -                 -               -
Issuance of 150,000 shares (75 units) of
   Convertible Preferred Stock at $5.00 per
   share, in connection with 1997B Private
   Placement, net of offering costs                  701,510               -                 -         701,510
Reduction in exercise price below the fair
   market value for 189,600 Common Stock
   options                                                 -         554,630                 -         554,630
Net loss                                                   -               -        (3,568,281)     (3,568,281)
                                                ------------    ------------     -------------    ------------
Balance, June 30, 1998                          $  4,538,114    $ 11,223,213     $ (15,606,152)   $    155,175

                             USA Technologies, Inc.

                                                  Series A
                                                Convertible
                                                 Preferred        Common       Subscriptions     Accumulated
                                                   Stock           Stock        Receivable         Deficit          Total
                                               ------------   --------------   -------------  ---------------   ------------
Issuance of 55,600 shares (27.8 units) of
   Convertible Preferred Stock at $5.00
   per share, in connection with 1998B Private
   Placement, net of offering costs            $    234,485   $           -     $        -    $            -    $    234,485
Issuance of 9,200 warrants of Common Stock in
   exchange for services                                  -          18,400              -                 -          18,400
Issuance of 80,400 shares of Common Stock in
   exchange for services                                  -         150,820              -                 -         150,820
Issuance of 50 shares of Common Stock to an
   employee as compensation                               -             100              -                 -             100
Conversion of 3,326 shares of Convertible
   Preferred Stock to 3,326 shares of Common
   Stock                                           (235,471)        235,471              -                 -               -
Conversion of $116,661 of cumulative
   preferred dividends into 11,666 shares of
   Common Stock at $10.00 per share                       -         116,661              -          (116,661)              -
Common Stock warrants exercised - 134,000 at
   $1.00 per warrant                                      -         134,000              -                 -         134,000
Exercise of 45,000 Common Stock options - at
   $1.00 per share                                        -          45,000              -                 -          45,000
Exercise of 3,540 Common Stock purchase rights
   - at $1.00 per share                                   -           3,540              -                 -           3,540
Issuance of 1,867,200 shares of Common
   Stock from the conversion of 466,800
   shares of Series B Equity Participating
   Preferred Stock, in connection with
   the 1999 Senior Note Offering (Note 9)                 -         524,485              -                 -         524,485
Issuance of 933,600 warrants in connection
   with the 1999 Senior Note Offering                     -       1,826,073              -                 -       1,826,073
Subscriptions receivable relating to the 1999
   Senior Note Offering                                   -               -        (83,983)                -         (83,983)
Net loss                                                  -               -              -        (3,651,624)     (3,651,624)
                                               ------------   -------------     ----------    --------------    ------------
Balance, June 30, 1999                         $  4,537,128   $  14,277,763     $  (83,983)   $  (19,374,437)   $   (643,529)
                                               ============   =============     ==========    ==============    ============

See accompanying notes

                             USA Technologies, Inc.

                      Consolidated Statements of Cash Flows

                                                                                Year ended June 30
                                                                             1999               1998
                                                                       ----------------   ----------------
Operating activities
Net loss                                                               $  (3,651,624)      $  (3,568,281)
Adjustments to reconcile net loss to net cash used in
    operating activities:
       Compensation charges incurred in connection with the
          issuance of Common Stock and Common Stock
          Purchase Warrants and repricing of Common Stock                    169,320             625,291
          options
       Depreciation                                                           91,773             116,255
       Interest relating to Senior Note Offering                              35,494                   -
       Provision for allowance for uncollectible accounts                     45,791              10,441
       Changes in operating assets and liabilities:
          Accounts receivable                                               (184,511)           (204,224)
          Inventory                                                         (832,685)           (147,634)
          Prepaid expenses, deposits, and other assets                       (22,231)              5,155
          Accounts payable                                                   340,354             200,499
          Accrued expenses                                                    67,905             383,901
                                                                       -------------       -------------
Net cash used in operating activities                                     (3,940,414)         (2,578,597)

Investing activities
Purchase of property and equipment                                           (40,141)               (723)
                                                                       -------------       -------------
Net cash used in investing activities                                        (40,141)               (723)

Financing activities
Proceeds from line of credit agreement                                       804,485                   -
Net proceeds from issuance of Senior Notes                                 4,106,440                   -
Net proceeds from issuance of Common Stock and
    exercise of Common Stock Purchase Warrants                               182,540           1,530,639
Net proceeds from issuance of Convertible
    Preferred Stock                                                          254,360             761,510
Repayment of principal on capital lease obligations                          (27,078)            (18,271)
                                                                       -------------       -------------
Net cash provided by financing activities                                  5,320,747           2,273,878
                                                                       -------------       -------------

Net increase (decrease) in cash and cash equivalents                       1,340,192            (305,442)
Cash and cash equivalents at beginning of year                               324,824             630,266
                                                                       -------------       -------------
Cash and cash equivalents at end of year                               $   1,665,016       $     324,824
                                                                       =============       =============

Supplemental disclosures of cash flow information:
Conversion of Convertible Preferred Stock to
    Common Stock                                                       $     235,471       $   3,188,207
                                                                       =============       =============
Conversion of Cumulative Preferred Dividends to
    Common Stock                                                       $     116,661       $   1,503,867
                                                                       =============       =============
Subscriptions receivable                                               $     262,856       $      19,875
                                                                       =============       =============
Cash paid during the year for interest                                 $      95,089       $      18,777
                                                                       =============       =============
Transfer of inventory to property and equipment                        $      13,820       $      88,981
                                                                       =============       =============
Capital lease obligations incurred                                     $      29,576       $           -
                                                                       =============       =============

See accompanying notes.

                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements


1. Business

USA Technologies, Inc., a Pennsylvania corporation (the "Company"), was incorporated on January 16, 1992. The Company is a provider and licensor of unattended, credit card activated control systems for the copying, debit card and personal computer industries. The Company's customers are principally located in the United States and are comprised of hotels, retail locations, university libraries, and public libraries. The Company generates its revenues from the direct sale of equipment utilizing its control systems, from retaining a percentage of the gross licensing fees generated by the control systems, and from a monthly administrative service fee. The Company offers the Business Express(R) principally to the hospitality industry. The Business Express(R) combines the Company's business applications for computers, copiers and facsimile machines into a business center unit.

2. Accounting Policies

Basis of Financial Statement Presentation

The consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has incurred substantial losses of $3.7 million and $3.6 million during each of the fiscal years ending June 30, 1999 and 1998, respectively, and cumulative losses from its inception through June 30, 1999 amounting to $16.6 million. Losses have continued through September 1999. The Company's ability to meet its future obligations is dependent upon the success of its products in the marketplace and its ability to raise capital until the Company's products can generate sufficient operating revenues. These factors raise doubt about the Company's ability to continue as a going concern. Management believes that actions presently being taken will allow for the Company to continue as a going concern. Such actions include the generation of revenues from operations, additional private placement offerings, the exercise of Common Stock purchase warrants and options, and continued efforts to reduce costs.

                             USA Technologies, Inc.

2. Accounting Policies (continued)

Consolidation

The consolidated financial statements include the accounts of the Joint Venture (Note 3). All significant intercompany accounts and transactions have been eliminated in consolidation for the years ended June 30, 1999 and 1998, respectively.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.
Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents represent all highly liquid investments with original maturities of three months or less. Cash equivalents are comprised of a money market fund and certificates of deposit.

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

                             USA Technologies, Inc.

Research and Development

Research and development costs are charged to operations as incurred. Such research and development costs amounted to approximately $198,000 and $199,000 for the years ended June 30, 1999 and 1998, respectively. These costs are reflected in general and administrative and compensation expenses in the accompanying financial statements.

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

Accounting for Stock Options

Financial Accounting Standards Board issued Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. SFAS 123 provides companies with a choice to follow the provisions of SFAS 123 in determination of stock- based compensation expense or to continue with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). The Company has elected to follow the provisions of APB 25. Under APB 25, if the exercise price of the Company's stock options equals or exceeds the market price of the underlying Common Stock on the date of grant, no compensation expense is recognized. The effect of applying SFAS 123 to the Company's stock-based awards results in net loss and net loss per common share that are disclosed on a proforma basis in Note 12.

                             USA Technologies, Inc.

2. Accounting Practices (continued)

Loss Per Common Share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average common shares outstanding of the period plus the dilutive effect of equity instruments. No exercise of stock options, purchase rights, stock purchase warrants, or the conversion of preferred stock and cumulative preferred dividends was assumed during fiscal 1999 or 1998 because the assumed exercise of these securities would be antidilutive.

Impact of Recent Accounting Pronouncements

During June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130") and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 130 requires financial statement reporting of all non-owner related changes in equity for the periods presented. SFAS 131 requires disclosure about revenue, earnings and other financial information pertaining to business segments by which a company is managed, as well as factors used by management to determine segments. Both SFAS 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 130 and SFAS 131 had no material effect on the Company's results of operations or financial condition.

Fair Value of Financial Instruments

Financial Accounting Standards Board Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate fair value due to their short maturities. The fair value of the Company's Senior Notes approximates book value as such notes are at market rates currently available to the Company.

                             USA Technologies, Inc.

3. Joint Venture

During September 1997, the Company entered into a five year Joint Venture Agreement with Mail Boxes Etc. ("MBE") to operate under the name "MBE Express Joint Venture" (hereinafter referred to as "Joint Venture") and exclusively sell and market the Company's Business Express(R) product under the name MBE Business Express(TM). Gross profits earned by the Joint Venture from sales on a National Account level and sales referred to the Joint Venture by MBE franchisees are split equally by the partners. Any sales generated by either of the partners responsible for obligating the customer for the sale would receive 75% of the gross profit and the other partner would receive 25% of the gross profit. The agreement also allows the Company to have the option to directly sell its Business Express products. All other revenues and expenses of the Joint Venture are shared equally by the partners. The Joint Venture Agreement specifies that if certain sales goals are not met by the Joint Venture, the Company may terminate the exclusivity provisions of the agreement after the second year. The Company manages the operations of the Joint Venture and handles all of its administrative matters. The Joint Venture also specifies that it may be terminated at any time by either partner if the other partner has breached any material term or condition of the agreement; provided that the terminating partner has allowed the other partner at least a sixty-day period to cure any alleged breach.

During March 1998, the Joint Venture entered into an agreement with International Business Machines Corporation ("IBM") whereby IBM agreed to be the executional partner for certain aspects of the Joint Venture's business, including project management services, asset procurement and inventory financing, configuration and testing of equipment, site preparation, installation, maintenance services, and asset management. Services provided under this agreement commenced during the first quarter of fiscal 1999.

During 1998, the Joint Venture entered into an agreement with a hospitality corporation ("Corporation") that represented various hotel chains. The agreement provided for the Corporation to purchase a minimum of 100 MBE Business Express(TM) units for installation. Through June 30, 1999, all but two installations were completed. Revenues generated in connection with this agreement represented 49% of the fiscal year 1999 consolidated revenues.

                             USA Technologies, Inc.

3. Joint Venture (continued)

During September 1998, MBE commenced a legal action against the Company in the Superior Court of the State of California, (subsequently removed to the United States District Court for the southern District of California), alleging that 195 terminals purchased by MBE were defective and a refund of $141,260 plus lost profits (claimed to be several hundred thousand dollars) were sought by MBE. MBE further claimed that it was not obligated to purchase 600 additional terminals ordered in April 1998. The Company filed a counterclaim against MBE which claimed numerous areas where MBE breached the Joint Venture Agreement, breached its fiduciary responsibility, and trade libel. The counterclaim seeks recovery from MBE of monetary damages caused by MBE's actions, including lost profits, consequential damages and/or incidental damages and punitive damages for a total amount in excess of $10 million. As of June 30, 1999, limited discovery has been conducted by the parties and a trial date has not been set. Discovery is to be completed by February 18, 2000. On May 14, 1999 the Company notified MBE that the Company was terminating the Joint Venture Agreement, citing the numerous breaches of the Joint Venture Agreement. The Company believes the claims made by MBE are without merit and it will prevail in this matter. Accordingly, there has been no provision recorded in the consolidated financial statements.

At June 30, 1999 and 1998 the Joint Venture recorded accounts payable to MBE of approximately $64,000 and $64,000, respectively which principally represents amounts payable for inventory and other expenditures paid by MBE on behalf of the Joint Venture.

4. Property and Equipment

Property and equipment consist of the following:

                                                 June 30
                                            1999         1998
                                         --------      --------

Control systems                          $410,983      $357,021
Furniture and equipment                   105,286        75,710
Vehicles                                   10,258        10,259
                                         --------      --------
                                          526,527       442,990
Less accumulated depreciation             382,857       291,084
                                         --------      --------
                                         $143,670      $151,906
                                         ========      ========

Depreciation expense was approximately $92,000 and $116,000 for the years ended June 30, 1999 and 1998, respectively.

                             USA Technologies, Inc.

5. Accrued Expenses

Accrued expenses consist of the following:

                                                                 June 30
                                                           1999          1998
                                                        ---------      --------

Accrued product warranty costs                          $ 117,300      $102,520
Accrued professional fees                                 101,000        76,000
Accrued compensation and related
   sales commissions                                       88,135        79,147
Accrued other                                              64,484        30,524
Accrued software license and support costs                 60,312        84,297
Accrued sales tax                                          46,347        44,630
Advanced customer billings                                 20,970        13,525
                                                        ---------      --------
                                                        $ 498,548      $430,643
                                                        =========      ========

6. Related Party Transactions

At June 30, 1999 and 1998, approximately $84,000 and $26,000, respectively, of the Company's accounts payable were due to several shareholders for various legal and technical services performed. During the years ended June 30, 1999 and 1998, the Company incurred approximately $381,000 and $340,000, respectively for these services.

7. Commitments

o During May 1999, the Company entered into an agreement with IBM whereby IBM agreed to be the executional partner for certain aspects of the Company's business, including project management services, asset procurement, configuration and testing of equipment, site preparation, installation, maintenance services, and asset management. The agreement expands the original agreement entered into with the Joint Venture (Note 3) and provides for an increase from 1,000 to 5,000 locations and expanded the array of USA products which are eligible for IBM installation. In connection with this agreement, the Company has also entered into an inventory financing arrangement with IBM Credit Corporation whereby IBM Credit Corporation granted the Company an equipment line of credit of up to $1.5 million. Interest accrues on the outstanding line of credit balance at 10% per annum. At June 30, 1999, $804,485 was outstanding.

                             USA Technologies, Inc.

7. Commitments (continued)

o During November 1997, the Company entered into a new Employment and Non-Competition Agreement through June 30, 2000 (the Employment Agreement) with the Company's Chief Executive Officer, providing for a base annual salary of $100,000. The Employment Agreement is automatically renewed annually thereafter unless canceled by either the Chief Executive Officer or the Company. In connection with the Employment Agreement, the Chief Executive Officer canceled an aggregate of 436,500 shares of Common Stock held in escrow in accordance with the terms of an agreement with Pennsylvania Securities Commission entered into at the time of the initial public offering. The Employment Agreement also granted the Chief Executive Officer in the event of a "USA Transaction," as defined, irrevocable and fully vested rights equal to that number of shares of Common Stock that when issued to him equals five percent (subsequently amended to eight percent during fiscal year
   1999) of all the then issued and outstanding shares of the Company's Common Stock. The Chief Executive Officer is not required to pay any additional compensation for such shares. The stock rights have no expiration and are not affected by the Chief Executive Officer's termination of employment.

o The Company conducts its operations from various facilities under operating leases. Rental expense under such arrangements was approximately $83,000 and $70,000 during the years ended June 30, 1999 and 1998, respectively. During the year ended June 30, 1999, the Company entered into agreements to lease $29,576 of equipment which was accounted for as capital leases. This computer equipment is included in control systems in the accompanying consolidated financial statements. Lease amortization of $25,076 and $30,121 is included in depreciation expense for the years ended June 30, 1999 and 1998, respectively.

   Future minimum lease payments subsequent to June 30, 1999 under capital and noncancelable operating leases are as follows:

                                                                    Capital         Operating
                                                                    Leases           Leases
                                                                   --------        ----------
2000                                                               $  8,478         $139,000
2001                                                                  8,478          135,000
2002                                                                  8,478          133,000
2003                                                                  8,478          132,000
2004, thereafter                                                      4,413          126,000
                                                                   --------         --------
Total minimum lease payments                                         38,325         $665,000
Less amount representing interest                                    11,348         ========
                                                                   --------
Present value of net minimum lease payments                          26,977
Less current obligation under capital leases                          4,393
                                                                   --------
Obligation under capital leases, less current portion              $ 22,584
                                                                   ========

                             USA Technologies, Inc.

8. Income Taxes

At June 30, 1999 and 1998, the Company had net operating loss carryforwards of approximately $15,115,000 and $11,231,000, respectively, to offset future taxable income expiring through 2013. At June 30, 1999 and 1998, the Company recorded a deferred tax asset of $6,013,100 and $4,905,000, respectively, which were reduced by a valuation allowance of the same amount as the realization of these deferred tax assets are not certain.

The deferred tax assets arose primarily from the use of different accounting methods for financial statement and income tax reporting purposes as follows:

                                                                            June 30
                                                                     1999               1998
                                                                 -----------        -----------
Deferred tax asset:
   Net operating loss carryforwards                              $ 5,530,000        $ 4,384,000
   Compensation expense on stock option re-pricing                   207,000            222,000
   Deferred research and development costs                           143,000            207,000
   Deferred pre-operating costs                                          900             18,000
   Other temporary differences                                       132,200             81,000
                                                                 -----------        -----------
                                                                   6,013,100          4,912,000
Deferred tax liabilities:
   Depreciation                                                            -             (7,000)
                                                                 -----------        -----------
Deferred tax asset, net                                            6,013,100          4,905,000
Valuation allowance                                               (6,013,100)        (4,905,000)
                                                                 -----------        -----------
                                                                 $         -        $         -
                                                                 ===========        ===========


As of June 30, 1993, the timing and manner in which the Company can utilize operating loss carryforwards and future tax deductions for capitalized items in any year was limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. The Company believes that such limitation could have an impact on the ultimate realization of its carryforwards and future tax deductions (generated through June 30, 1993). Cumulative losses generated for income tax purposes after June 30, 1993 through June 30, 1999, may be subject to similar limitation.

                             USA Technologies, Inc.

9. Senior Note Offering

During September 1998, the Company's Board of Directors authorized a $2,000,000 private placement offering (the "Senior Note Offering") of 200 units at a unit price of $10,000. Each unit consisted of a 12% Senior Note in the principal amount of $10,000, 1,500 1999-A Common Stock Purchase Warrants (subsequently increased to 2,000 Warrants) and 1,000 shares of Series B Equity Participating Preferred Stock (Series B). The Board of Directors also authorized the creation of 200,000 shares of the Series B. Each 1999-A Common Stock purchase warrant entitles the holder to purchase one share of Common Stock for $1.00 at any time through December 31, 2001. During January 1999, the Board of Directors authorized the reduction of the exercise price of the 1999-A Common Stock purchase warrants to $.50 through December 31, 1999. Each share of the Series B was automatically convertible into 4 shares of Restricted Common Stock at the time of a "USA Transaction," as defined in the Offering agreement. During January 1999, the Company's Board of Directors authorized the expanding of the rights of the Series B holders providing for each share of Series B to convert into 4 shares of Restricted Common Stock in the event of a reverse stock split.

During fiscal year 1999, the Company's Board of Directors authorized several increases to the allowable size of the Senior Note Offering with a total authorization of 500 units, $5,000,000 in gross proceeds, 1,000,000 1999-A Common Stock Purchase Warrants and 500,000 shares of Series B Equity Participating Preferred Stock.

During January 1999, the Chief Executive Officer purchased ten units of the Senior Note Offering for $100,000. The Board of Directors also approved the Chief Executive Officer's commitment to purchase an additional ten units for $100,000 which will be funded by his foregoing salary from April 1, 1999 through June 30, 2000. At June 30, 1999, $84,296 of this amount is included in subscriptions receivable.

The Senior Note Offering closed on June 23, 1999, generating net proceeds of $4,106,440 through the sale of 466.8 units, the issuance of 933,600 1999-A Common Stock purchase warrants and the issuance of 466,800 shares of Series B. In connection with the reverse stock split approved by the Company's shareholders at the Annual Meeting on May 27, 1999 (Note 11), the 466,800 shares of Series B were converted into 1,867,200 shares of restricted Common Stock effective June 7, 1999. The estimated fair value of the debt issue costs consisting of the 1999-A Common Stock purchase warrants and the Restricted Common Stock issued in connection with this Offering in the amount of $2,350,558 have been allocated to paid in capital. The resulting debt discount is being amortized over the term of the Senior Notes. Accumulated debt discount amortization at June 30, 1999 was $35,494.

                             USA Technologies, Inc.

10. Preferred Stock

The Preferred Stock authorized may be issued from time to time in one or more series, each series with such rights, preferences or restrictions as determined by the Board of Directors. Each share of Series A Preferred Stock shall have the right to one vote and is convertible at any time into one share of Common Stock (1.2 shares from March 31, 1997 to December 31, 1997). Each share of Common Stock entitles the holder to one voting right. Series A Convertible Preferred Stock provides for an annual cumulative dividend of $.15 per share payable to the shareholders of record in equal parts on February 1 and August 1 of each year. Cumulative unpaid dividends at June 30, 1999 and 1998 amounted to $3,328,442 and $2,442,650, respectively. Cumulative unpaid dividends are convertible into common shares at $10.00 per common share at the option of the shareholder ($8.30 from March 31, 1997 to December 31, 1997). During the years ended June 30, 1999 and 1998, certain holders of the Preferred Stock converted 3,326 and 392,969 shares, respectively, into 3,326 and 466,453 shares of Common Stock, respectively. Certain of these shareholders also converted cumulative preferred dividends of $116,661 and $1,503,867, respectively, into 11,666 and 178,964 shares of Common Stock during the years ended June 30, 1999 and 1998, respectively. The Series A Preferred Stock may be called for redemption at the option of the Board of Directors at any time on and after January 1, 1998 for a price of $11.00 per share plus payment of all accrued and unpaid dividends. No such redemption has occurred as of June 30, 1999. In the event of any liquidation, the holders of shares of Series A Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders.

11. Common Stock Transactions

On May 27, 1999 the Company's shareholders approved a Plan of Recapitalization and amendment to the Company's Articles of Incorporation to effect a 1-for-10 reverse split of Common Stock. The reverse stock split became effective on June 7, 1999. All Common Stock per share amounts, and related Common Stock equivalents have been restated to reflect the reverse split in the accompanying consolidated financial statements.

The shareholders also approved an increase in the number of authorized shares of undesignated Series Preferred Stock from 1,200,000 to 1,800,000 and an increase in the number of authorized shares of Series A Preferred Stock from 787,591 to 900,000.

                             USA Technologies, Inc.

11. Common Stock Transactions (continued)

During July 1998, the Company's Board of Directors authorized a $700,000 private placement offering of 70 units at a unit price of $10,000. Each unit includes 2,000 shares of Convertible Preferred Stock and 5,000 1998-B Common Stock purchase warrants at an exercise price of $1.50 through January 1, 1999 and $4.00 per warrant thereafter. The Company terminated the offering on August 17, 1998, with 27.8 units sold generating net proceeds of $234,485 ($278,000 less offering costs of $43,515). During January 1999, the Company's Board of Directors reduced the exercise price of the 1998-B warrants to $1.00 per warrant through March 31, 1999. During fiscal year 1999, 134,000 warrants were exercised generating gross proceeds of $134,000. At June 30, 1999, there were 5,000 1998-B Common Stock purchase warrants outstanding from this offering.

During January 1998, the Company's Board of Directors authorized a $750,000 private placement offering of 75 units at a unit price of $10,000. Each unit included 2,000 shares of Convertible Preferred Stock and 5,000 1998-A Common Stock purchase warrants at an exercise price of $1.50 through June 30, 1998 and $4.00 thereafter through March 5, 2003. The Company terminated this offering during February 1998 selling all 75 units and generating net proceeds of $701,510 ($750,000 less offering costs of $48,490). During fiscal year 1998, 371,000 1998-A Common Stock purchase warrants were exercised at $1.50 per warrant generating gross proceeds of $556,500. At June 30, 1999, there were 4,000 1998-A Common Stock purchase warrants outstanding from this offering.

During June 1997, the Company closed on a private placement offering of Convertible Debentures (the Placement) resulting in net proceeds to the Company of $451,169. The Placement was issued pursuant to Regulation S of the Securities Act of 1933 to five qualified purchasers, as defined, (Purchasers). The Placement was convertible by the Purchasers into Common Stock at any time after 45 days from issuance (August 7, 1997) and through the Placement's maturity of June 1, 2002 at the option of the Purchaser. The conversion or redemption rate (hereinafter referred to as conversion rate) was equal to the lesser of 100% of the average closing bid price of the Common Stock for the five trading days immediately preceding June 23, 1997, or 65% of the average closing bid price of the Common Stock for the five trading days immediately preceding the date prior to the conversion or redemption date. Upon maturity (unless converted or redeemed prior thereto), the Placement would be automatically converted into shares of Common Stock at the conversion rate. During fiscal year 1998, the entire Placement was converted (at varying prices) into 191,574 common shares. Certain affiliates of the placement agent

                             USA Technologies, Inc.

11. Common Stock Transactions (continued)

were issued non-detachable Common Stock purchase warrants, exercisable immediately, to purchase up to 200,000 shares of the Company's Common Stock at $2.00 per warrant at any time through June 22, 2002. Through June 30, 1999, 90,000 of these warrants were exercised generating gross proceeds of $180,000. At June 30, 1999, there were 110,000 purchase warrants outstanding.

In connection with a March 1997 private placement offering, the Company issued 160,000 1997 Common Stock purchase warrants at an exercise price of $2.00 per warrant through October 31, 1997 and $4.00 per warrant thereafter through February 28, 2002. Through June 30, 1999, 158,500 warrants were exercised at $2.00 per warrant generating gross proceeds of $317,000. At June 30, 1999, 1,500 of the 1997 Common Stock purchase warrants were outstanding.

In connection with a November 1996 private placement offering, the Company issued 37,400 1996-B Common Stock purchase warrants at an exercise price of $2.00 per share through October 31, 1997 and $3.00 per warrant thereafter through February 28, 2002. Through June 30, 1999, 33,400 warrants were exercised at $2.00 per warrant generating gross proceeds of $66,800.
At June 30, 1999, 4,000 of the 1996-B Common Stock purchase warrants were outstanding.

In connection with a 1996 private placement offering, the Company issued 520,000 1996 Common Stock purchase warrants at an exercise price of $4.00 through December 31, 1996 and $5.00 per warrant thereafter through May 31, 2001. Through June 30, 1999, 433,200 warrants were exercised generating gross proceeds of $922,900. At June 30, 1999, 86,800 1996 Common Stock purchase warrants were outstanding.

In connection with a 1995 private placement offering, the Company issued 141,400 1995 Common Stock purchase warrants at an exercise price of $2.50 through October 1997 and $5.00 per warrant thereafter through January 31, 2001. Through June 30, 1999, 74,100 warrants were exercised at $2.50 per warrant generating gross proceeds of $185,250. At June 30, 1999, 67,300 1995 Common Stock purchase warrants were outstanding.

At June 30, 1999 and 1998, the Company had outstanding 11,740 and 15,280 Common Stock purchase rights, respectively. These Common Stock purchase rights, issued in 1993, allow the holder to purchase shares of the Company's Common Stock at $10.00 per share and are exercisable through June 30, 2000. During fiscal year 1999, the Company's Board of Directors authorized a reduction in the exercise price from $10.00 per share to $1.00 per share from January 21, 1999 through March 31, 1999.

                             USA Technologies, Inc.

12. Stock Options

The Company's Board of Directors has granted options to employees and consultants to purchase shares of Common Stock at or above fair market value. All options granted have 5 year terms and vest and become fully exercisable on the schedule established by the contract which granted the option. During April 1998, the Company's Board of Directors authorized the reduction in the exercise price of 189,600 options from $2.50-$4.50 per share to $.50-$2.00 per share. As the new exercise prices were below the fair market value of the Company's common stock on the date of repricing, the Company recorded a non-cash charge to compensation expense of approximately $555,000 during fiscal year 1998.

The following table summarizes all stock option activity:


                                                                    Exercise
                                          Common Shares Under         Price
                                            Options Granted         Per Share
                                          -------------------      ----------
Balance at June 30, 1997                        397,100           $  .50-$5.00
Granted                                          30,000           $ 4.50-$5.00
Exercised                                        (7,000)              $  .50
Balance at June 30, 1998                        420,100           $  .50-$5.00
Granted                                         542,000               $ 2.00
Exercised                                       (45,000)              $ 1.00
                                                -------           ------------
Balance at June 30, 1999                        917,100           $  .50-$5.00
                                                =======           ============

The price range of the outstanding and exercisable common stock options at June 30, 1999 is as follows:

                                           Weighted
                                            Average                                                Weighted
     Option                                Remaining          Weighted                             Average
    Exercise              Options        Contract Life        Excercise             Options        Exercise
     Prices             Outstanding          (Yrs.)             Price             Exercisable       Price
    --------            -----------      -------------        ---------           -----------      --------
   $   0.50                 5,000             2.02          $    0.50                 5,000        $   0.50
   $   1.50               132,100             1.31          $    1.50               132,100        $   1.50
   $   2.00               549,500             4.76          $    2.00               346,167        $   2.00
   $   2.50               131,500             2.76          $    2.50               131,500        $   2.50
   $   4.50                84,000             2.34          $    4.50                84,000        $   4.50
   $   5.00                15,000             2.55          $    5.00                15,000        $   5.00
                          -------                           ---------------         -------
                          917,100                           $    0.50-$5.00         713,767
                          =======                           ===============         =======

                             USA Technologies, Inc.

12. Stock Options (continued)

Pro forma information regarding net loss and net loss per common share determined as if the Company is accounting for stock options granted under the fair value method of SFAS 123 is as follows:

                                                                                 June 30
                                                                          1999             1998
                                                                      -------------    -------------
Net loss applicable to common shares as reported under APB 25:
                                                                      $ (4,654,077)    $ (5,322,847)
Stock option expense per SFAS 123                                         (620,236)        (391,704)
                                                                      ------------     ------------
Pro forma net loss                                                    $ (5,274,313)    $ (5,714,551)
                                                                      ============     ============

Loss per common share as reported                                     $      (1.07)    $      (1.51)
Pro forma net loss per common share                                   $      (1.21)    $      (1.62)

The fair value for the Company's stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years 1999 and 1998; risk-free interest rate of 6.0% and 5.5%, respectively; an expected life of 2 years; no expected cash dividend payments on common stock and volatility factors of the expected market price of the Company's common stock, based on historical volatility of
1.364 and 0.793, respectively.

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

                             USA Technologies, Inc.

13. Retirement Plan

During September 1998, the Company adopted a Savings and Retirement Plan (the
Plan) which allows employees who have attained the age of 21 and have completed one year of service to make voluntary contributions up to a maximum of 15% of their annual compensation, as defined in the Plan. The Plan does not provide for any matching contribution by the Company, however, the Board of Directors may authorize, at its sole discretion, Company contributions to the Plan. During fiscal year 1999 and 1998, there were no contributions made to the Plan by the Company.

14. Subsequent Events

During July 1999, the Company's Board of Directors granted a new director 10,000 options to purchase Common Stock of the Company at $2.00 per share. The Board also granted to two consultants a total of 250,000 Common Stock purchase warrants at $2.50 per share in connection with financial and public relations services. During August 1999, the Company's Board of Directors issued to various employees and consultants a total of 377,800 shares of Common Stock at $2.00 per share for services rendered in fiscal year 2000 or to be rendered, in lieu of cash compensation.

Subsequent to June 30, 1999 136,000 1999-A Common Stock purchase warrants were exercised at $.50 per warrant, generating gross proceeds of $68,000.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

           None



                                     PART III

Item 9.  Directors and Executive Officers of the Registrant

                                     MANAGEMENT

Directors and Executive Officers

           The Directors and executive officers of the Company, as of June 30, 1999, together with their ages and business backgrounds are as follows.

         Name                      Age            Position(s) Held
         ----                      ---            ----------------
George R. Jensen, Jr.              50         Chief Executive Officer,
                                              Chairman of the Board of
                                              Directors
Stephen P. Herbert                 36         President, Director
Haven Brock Kolls, Jr.             33         Vice President - Research and
                                              Development
Leland P. Maxwell                  52         Senior Vice President, Chief
                                              Financial Officer, Treasurer
Peter G. Kapourelos                79         Director
William W. Sellers(1)(2)           77         Director
Henry B. duPont Smith              37         Director
William L. Van Alen, Jr.(1)(2)     65         Director
Steven Katz(1)                     50         Director
Douglas M. Lurio(2)                42         Director

------------
(1) Member of Compensation Committee
(2) Member of Audit Committee

         Each Director holds office until the next Annual Meeting of Shareholders and until his successor has been elected and qualified.

         George R. Jensen, Jr., has been Chief Executive Officer and Director of the Company since January 1992. Mr. Jensen is the founder, and was Chairman, Director, and Chief Executive Officer of American Film Technologies, Inc. ("AFT") from 1985 until 1992. AFT was in the business of creating color imaged versions of black-and-white films. From 1979 to 1985, Mr. Jensen was Chief Executive Officer and President of International Film Productions, Inc. Mr. Jensen was the Executive Producer of the twelve hour miniseries, "A.D.", a $35 million dollar production filmed in Tunisia. Procter and Gamble, Inc., the primary source of funds, co-produced and sponsored the epic, which aired in March 1985 for five consecutive nights on the NBC network. Mr. Jensen was also the Executive Producer for the 1983 special for public television, "A Tribute to Princess Grace". From 1971 to 1978, Mr. Jensen was a securities broker, primarily for the firm of Smith Barney, Harris Upham. Mr. Jensen was chosen 1989 Entrepreneur of the Year in the high technology category for the Philadelphia, Pennsylvania area by Ernst & Young LLP and Inc. Magazine. Mr. Jensen received his Bachelor of Science Degree from the University of Tennessee and is a graduate of the Advanced Management Program at the Wharton School of the University of Pennsylvania.

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

         Steven Katz joined the Board of Directors in May 1999. He is President of Steven Katz & Associates, Inc., a management consulting firm specializing in strategic planning and corporate development for technology and service-based companies in the health care, environmental, telecommunications and Internet markets. Mr. Katz's prior experience includes five years with Price Waterhouse & Co. in audit, tax and management advisory services; two years of corporate planning with Revlon, Inc.; five years with National Patent Development Corporation (NPDC) in strategic planning, merger and acquisition, technology in-licensing and out-licensing, and corporate turnaround experience as President of three NPDC subsidiaries; and two years as a Vice President and General Manager of a non-banking division of Citicorp, N.A.

         Douglas M. Lurio joined the Board of Directors of the Company in June 1999. Mr. Lurio is President of Lurio & Associates, P.C., attorneys-at-law, which he founded in 1991. He specializes in the practice of corporate and securities law. Prior thereto, he was a partner with Dilworth, Paxson LLP. Mr. Lurio received a Bachelor of Arts Degree in Government from Franklin & Marshall College, a Juris Doctor Degree from Villanova Law School, and a Masters in Law (Taxation) from Temple Law School.

         On July 30, 1999, the Board of Directors approved the appointment of Edwin R. Boynton as a Director of the Company.


Item 10.  Executive Compensation

         The following table sets forth certain information with respect to compensation paid or accrued by the Company during the fiscal years ended June 30, 1997, June 30, 1998 and June 30, 1999 to the individual acting in the capacity of Chief Executive Officer of the Company. No individual who was serving as an executive officer of the Company at the end of the fiscal years ended June 30, 1997, June 30, 1998 or June 30, 1999 received salary and bonus in excess of $100,000 in any such fiscal year.

                           Summary Compensation Table

                                    Fiscal
Name and Principal Position          Year          Annual Compensation
---------------------------         ------      -------------------------
                                                Salary              Bonus
                                                ------              -----
George R. Jensen, Jr.,               1999       $100,000              $0
Chief Executive Officer,             1998       $100,000              $0
President                            1997       $100,000              $0

Executive Employment Agreements

         The Company has entered into an employment agreement with Mr. Jensen which expires June 30, 2001. The Agreement is automatically renewed from year to year unless canceled by Mr. Jensen or the Company. The agreement provides for an annual base salary of $100,000 per year. Mr. Jensen is entitled to receive such bonus or bonuses as may be awarded to him by the Board of Directors. In determining whether to pay such a bonus, the Board would use its subjective discretion. The Agreement requires Mr. Jensen to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the Agreement and for a period of one year thereafter.

         As part of the Agreement, Mr. Jensen canceled an aggregate of 436,500 shares of Common Stock of the Company which had been beneficially owned by him and which had been held in escrow pursuant to the Escrow Agreement dated December 29, 1993 by and between the Company, Mr. Jensen and certain other parties. In January 1994, and at the request of the Pennsylvania Securities Commission, Mr. Jensen placed all of the shares of Common Stock beneficially owned by him into escrow as a condition of the Company's initial public offering being declared effective in Pennsylvania. The shares of Common Stock canceled by Mr. Jensen had been subject to cancellation if certain performance goals were not met by the Company on or before June 30, 1998.

         The agreement also grants to Mr. Jensen in the event a "USA Transaction" (as defined below) occurs after the date thereof that number of shares of Common Stock as shall when issued to him equal five percent (subsequently increased to eight percent) of all the then issued and outstanding shares of Common Stock (the "Rights"). Mr. Jensen is not required to pay any additional consideration for such shares. At the time of any USA Transaction, all of the shares of Common Stock underlying the Rights are automatically deemed to be issued and outstanding immediately prior to any USA Transaction, and are entitled to be treated as any other issued and outstanding shares of Common Stock in connection with such USA Transaction.

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

                  On January 21, 1999, Mr. Jensen purchased ten (10) units of the recently completed private debt placement offering for $100,000. In full payment for such Units, Mr. Jensen has agreed to forego any base salary otherwise payable to him under his employment agreement during the period of time commencing on April 1, 1999 and ending on June 30, 2000, or such longer period of time as may be required based upon his monthly net base salary after all applicable withholding taxes and other deductions.

                  During June 1999, the Board of Directors approved an amendment to Mr. Jensen's employment agreement to increase the number of shares of Common Stock issuable to him upon the occurrence of a "USA Transaction from five percent to eight percent.

         The Company has entered into a one-year employment agreement with Mr. Herbert which expires on April 30, 2000. The agreement is automatically renewed from year to year thereafter unless canceled by Mr. Herbert or the Company. The Agreement provides for an annual base salary of $90,000 per year, provided, that Mr. Herbert's base salary shall never be less than ninety percent of that of the Chief Executive Officer of the Company. Mr. Herbert is entitled to receive such bonus or bonuses as the Board of Directors may award to him. The Agreement requires Mr. Herbert to devote his full time and attention to the business and affairs of the Company and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter.

          Mr. Kolls has entered into a one-year employment agreement with the Company which expires on April 30, 2000, and is automatically renewed from year to year thereafter unless canceled by Mr. Kolls or the Company. The agreement provides for an annual base salary of $90,000 per year. Mr. Kolls is also entitled to receive such bonus or bonuses as may be awarded to him by the Board of Directors. The Agreement requires Mr. Kolls to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of his agreement and for a period of one year thereafter.

         Mr. Maxwell has entered into a one-year employment agreement with the Company which expires on February 28, 2000, and is automatically renewed from year to year thereafter unless cancelled by Mr. Maxwell or the Company. The agreement provides for an annual base salary of $90,000 per year, provided, that Mr. Maxwell's base salary shall never be less than eighty-five percent of that of the Chief Executive Officer of the Company. Mr. Maxwell is also entitled to receive such bonus or bonuses as the Board of Directors may award to him. The Agreement requires Mr. Maxwell to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter.

Director Compensation and Stock Options

         Members of the Board of Directors do not currently receive any cash compensation for serving on the Board of Directors or any Committee thereof.

         In July 1993, the Company issued to each of Messrs. Kapourelos, Sellers, and Van Alen fully vested options to purchase 10,000 shares of Common Stock at an exercise price of $2.50 per share. In March 1998, the expiration date of these options was extended from June 30, 1998 to June 30, 2000 and in April 1998, the exercise price was reduced from $2.50 to $1.50.

         In March 1995, the Company issued to Mr. Smith fully vested options to purchase 10,000 shares of Common Stock, to Mr. Sellers fully vested options to purchase 5,500 shares of Common Stock, to Mr. Kapourelos fully vested options to purchase 7,000 shares of Common Stock, and to Mr. Van Alen fully vested options to purchase 2,500 shares of Common Stock. The exercise price of these options is $2.50 per share and they must be exercised on or before February 29, 2000. In April 1998, the exercise price of these options was reduced from $2.50 to $1.50.

         In March 1998, the Company extended the expiration date of the following options to purchase shares of Common Stock from June 30, 1998 to the close of business on June 30, 2000: Peter G. Kapourelos - 10,000 options; William W. Sellers - 10,000 options; Keith L. Sterling - 10,000 options; and William L. Van Alen, Jr. - 10,000 options.

         In April 1998, the Company reduced from $2.50 to $1.50 the exercise price of the following options to purchase Common Stock issued to the following Directors of the Company: Peter G. Kapourelos - 17,000 options; William W. Sellers - 15,500 options; William L. Van Alen, Jr. - 12,500 options; and Henry
B. duPont Smith - 10,000 options.

         In November 1998, all of the Common Stock underlying the options held by all Directors was registered by the Company under the Act for resale by the holder thereof. Such registration was at the Company's cost and expense.

         During June and July 1999, the Company granted 10,000 options to each of the seven Directors who were not executive officers of the Company. Each option is exercisable at $2.00 per share at any time for five years following the vesting thereof.

         The Board of Directors is responsible for awarding stock options. Such awards are made in the subjective discretion of the Board. Other than the repricing of the options by the Company in April 1998, the exercise price of all the above options represents on the date of issuance of such options an amount equal to or in excess of the market value of the Common Stock issuable upon the exercise of the options. In connection with the April 1998 repricing of stock options, the exercise prices of all these fully vested options were below the fair market value on the date or repricing, therefore, the Company recorded a charge to compensation expense during fiscal year 1998.

         All of the foregoing options are non-qualified stock options and not part of a qualified stock option plan and do not constitute incentive stock options as such term is defined under Section 422 of the Internal Revenue Code, as amended, and are not part of an employee stock purchase plan as described in
Section 423 thereunder.

Executive Stock Options

         Keith L. Sterling resigned as the Executive Vice President - Systems, Chief Information Officer, Secretary and Director of the Company effective April 3, 1998 for personal reasons. The Company agreed to permanently reduce the exercise price of Mr. Sterling's options to purchase 45,000 shares of Common Stock to $1.00 per share from $2.50 per share and $4.50 per share, and accelerated the vesting of 2,500 options to April 1998. Mr. Sterling agreed to act as a consultant through June 30, 1998.

         In April 1998, the Company issued to each of Messrs. Herbert, Kolls and Maxwell options to purchase up to 5,000 shares of Common Stock at $4.50 per share. The options become vested over a one-year period at the rate of 1,200 per quarter and must be exercised within five years of vesting.

         In April 1998, the Company permanently reduced the exercise price of the following options to purchase Common Stock issued to the following executives: Haven Brock Kolls, Jr. - 10,000 options from $2.50 to $1.50; Stephen
P. Herbert - 10,000 options from $4.50 to $1.50; and Leland P. Maxwell - 10,000 options from $4.50 to $1.50.

         In June 1999, the Company granted an aggregate of 470,000 options to the executive officers as follows: Mr. Jensen - 180,000 options; Mr. Herbert - 110,000; Mr. Kolls - 100,000 options; Mr. Maxwell - 40,000 options; Mr. Lawlor - 20,000 options; Mr. Donahue - 20,000 options. All of Mr. Jensen's options became vested immediately. All of the other executive officers' options would vest as follows: one-third immediately; one-third on June 17, 2000, and one-third on June 17, 2001. Each option is exercisable at $2.00 per share at any time for five years following vesting thereof.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Common Stock

         The following table sets forth the beneficial ownership of the Common Stock of each of the Company's directors and executive officers, as well as by the Company's directors and executive officers as a group. Except as set forth below, the Company is not aware of any beneficial owner of more than five percent of the Common Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                         Number of Shares
       Name and Address                  of Common Stock          Percent
       of Beneficial Owner               Beneficially Owned(1)   of Class(2)
       -------------------               ---------------------   -----------
George R. Jensen, Jr.                    460,000 shares(3)           4.93%
16 Marlborough Road
Newtown Square, Pennsylvania 19073

Stephen P. Herbert                         97,717 shares(4)          1.05%
536 West Beach Tree Lane
Strafford, Pennsylvania 19087

Haven Brock Kolls, Jr.                     93,183 shares(5)          1.00%
52 Norwood House Road
Downingtown, PA  19335

Leland P. Maxwell                          38,383 shares(6)            *
129 Windham Drive
Langhorne, Pennsylvania 19047

Edwin R. Boynton                           55,500 shares(7)            *
104 Leighton Drive
Bryn Mawr, Pennsylvania 19010

Peter G. Kapourelos                        41,300 shares(8)            *
1515 Richard Drive
West Chester, Pennsylvania 19380

Steven Katz                                 5,000 shares(9)            *
20 Rebel Run Drive
East Brunswick, New Jersey 08816

Douglas M. Lurio                          34,533 shares(10)            *
1760 Market Street, Suite 1300
Philadelphia, Pennsylvania 19103

William W. Sellers                         166,075 shares(11)        1.78%
394 East Church Road
King of Prussia, Pennsylvania 19406

Henry B. duPont Smith                      50,000 shares(12)            *
350 Mill Bank Road
Bryn Mawr, Pennsylvania 19010

William L. Van Alen, Jr.                   32,500 shares(13)            *
Cornerstone Entertainment, Inc.
P.O. Box 727
Edgemont, Pennsylvania 19028
All Directors and Executive Officers
As a Group (11 persons)                   1,074,190 shares(14)      11.50%

---------
*Less than one percent (1%)

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities. Shares of Common Stock issuable upon conversion of the Preferred Stock, or shares of Common Stock issuable upon exercise of options currently exercisable, or exercisable within 60 days of June 30, 1999, are deemed to be beneficially owned for purposes hereof.

(2) On June 30,1999 there were 6,191,097 shares of Common Stock and 640,577 shares of Series A Preferred Stock issued and outstanding. For purposes of computing the percentages under this table, it is assumed that all shares of issued and outstanding Preferred Stock have been converted into 640,577 shares of Common Stock, that all of the options or purchase rights to acquire Common Stock which have been issued and are fully vested as of June 30, 1999 (or within 60-days of June 30, 1999) have been converted into 730,507 shares of Common Stock. Of the 928,840 options or purchase rights to acquire Common Stock issued as of June 30, 1999, only 730,507 are vested (or become vested within 60-days), and are included in this table. For purposes of computing such percentages it has also been assumed that all of the remaining 1995 Warrants have been exercised for 67,300 shares of Common Stock, all of the remaining 1996 Warrants have been exercised for 86,800 shares of Common Stock, that all of the 1996-B Warrants have been exercised for 4,000 shares of Common Stock, that all of the 1997 Warrants have been exercised for 1,500 shares of Common Stock, that all of the Warrants issued to affiliates and/or consultants to GEM Advisors, Inc. have been exercised for 110,000 shares of Common Stock, that all of the 1998-A Warrants have been exercised for 4,000 shares of Common Stock, that all of the 1998-B Warrants have been exercised for 5,000 shares of Common Stock, and all of the accrued and unpaid dividends on the Preferred Stock as of June 30, 1999 have been converted, into 332,844 shares of Common Stock. It has also been assumed that all 933,600 of the 1999-A Warrants have been exercised and converted into 933,600 shares of Common Stock. Therefore, for purposes of computing the percentages under this table, there are 9,107,225 shares of Common Stock issued and outstanding.

(3) Includes 200,000 shares of Common Stock held by Mr. Jensen with his children as joint tenants with right of survivorship, 180,000 shares of Common Stock issuable upon the exercise of options, and 40,000 shares of Common Stock issuable upon the exercise of the 1999-A Warrants. Does not include the right granted to Mr. Jensen under his Employment Agreement to receive eight percent (8%) of the issued and outstanding Common Stock upon the occurrence of a USA Transaction (as defined herein). See "Executive Employment Agreements".

(4) Includes 91,666 shares of Common Stock issuable to Mr. Herbert upon the exercise of options, 2,000 shares issuable to his spouse upon the exercise of 1999-A Warrants, and 4,000 shares of Common Stock owned by his spouse.

(5) Includes 73,333 shares of Common Stock issuable to Mr. Kolls upon the exercise of options, 6,000 shares issuable to his spouse upon the exercise of 1999-A Warrants, and 12,000 shares of Common Stock owned by his spouse.

(6) Includes 38,333 shares of Common Stock issuable to Mr. Maxwell upon the exercise of options.

(7) Includes 5,500 shares of Common Stock issuable upon conversion of the 5,500 shares of Series A Preferred Stock. Includes 5,000 vested shares of Common Stock issuable upon exercise of options. Includes 10,000 shares of Common Stock issuable upon exercise of the 1999-A Warrants. Does not include any shares of Common Stock issuable upon conversion of any accrued and unpaid dividends in the Series A Preferred Stock. Mr. Boynton was appointed a Director of the Company by the Board of Directors on July 30, 1999.

(8) Includes 1,000 shares of Common Stock issuable upon the conversion of 1,000 shares of Preferred Stock beneficially owned by Mr. Kapourelos. Includes 3,000 shares of Common Stock held on the date hereof by Mr. Kapourelos with his spouse as joint tenants with right of survivorship. Includes 27,000 shares of Common Stock issuable upon exercise of options. Does not include any shares of Common Stock issuable upon conversion of any accrued and unpaid dividends in the Series A Preferred Stock.

(9) Includes 5,000 shares of Common Stock issuable upon exercise of options.

(10) Includes 23,533 shares of Common Stock held jointly with Mr. Lurio's spouse, 5,000 shares of Common Stock issuable upon exercise of options and 6,000 shares issuable upon exercise of 1999-A Warrants.

(11) Includes 17,245 shares of Common Stock owned by the Sellers Pension Plan of which Mr. Sellers is a trustee, 4,651 shares of Common Stock owned by Sellers Process Equipment Company of which he is a Director, and 9,929 shares of Common Stock owned by Mr. Seller's wife. Includes 25,500 shares of Common Stock issuable upon exercise of options and 14,000 shares issuable upon exercise of 1999-A Warrants.

(12) Includes 12,000 shares of Common Stock issuable upon conversion of the 12,000 shares of Preferred Stock beneficially owned by Mr. Smith. Includes 20,000 shares of Common Stock issuable upon exercise of options. Includes 8,000 shares of Common Stock issuable upon conversion of the 1996 Warrants held by trusts for the benefit of Mr. Smith's children of which he is a trustee. Does not include any shares of Common Stock issuable upon conversion of any accrued and unpaid dividends on the Series A Preferred Stock.

(13) Includes 22,500 shares of Common Stock issuable to Mr. Van Alen upon exercise of options.

(14) Includes all shares of Common Stock described in footnotes (2) through (13) above.

Preferred Stock

         The following table sets forth, as of June 30, 1999 the beneficial ownership of the Preferred Stock by the Company's directors and executive officers, as well as by the Company's directors and executive officers as a group. Except as set forth below, the Company is not aware of any beneficial owner of more than five percent of the Preferred Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Preferred Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.
                                      Number of Shares
Name and Address of                   of Preferred Stock           Percent
Beneficial Owner                      Beneficially Owned         of Class(l)
-------------------                   ------------------         -----------

Edwin R. Boynton
104 Leighton Avenue
Bryn Mawr, Pennsylvania 19010               5,500                        *

Peter G. Kapourelos
1515 Richard Drive
West Chester, Pennsylvania 19380            1,000                        *

Henry B. duPont Smith
350 Mill Bank Road
Bryn Mawr, Pennsylvania 19010              12,000(2)                   1.9%

All Directors and
Executive Officers
As a Group (11 persons)                    18,500                      2.9%
--------------
*Less than one percent (1%)

(1) There were 640,577 shares of Preferred Stock issued and outstanding as of June 30, 1999.

(2) Includes 2,000 shares of Preferred Stock held by trusts for the benefit of Mr. Smith's children of which he is a trustee.

Item 12.  Certain Relationships and Related Transactions

         At June 30, 1999 and 1998, approximately $84,000 and $26,000 respectively, of the Company's accounts payable are due to several shareholders for various legal and technical services performed. For the years ended June 30, 1999 and June 30, 1998, the Company incurred approximately $381,000 and $340,000 respectively for these services.

         In November 1997, Mr. Jensen canceled 436,500 shares of Common Stock owned by him and which had been held in escrow.

         In December 1997, the Company issued to each of Joseph Donahue and Phillip Harvey, Vice Presidents of the Company, options to acquire up to 5,000 shares of Common Stock at $4.50 per share. The options vest at the rate of 1,250 per quarter.

         In December 1997, Adele Hepburn, a Director of Public Relations of the Company, loaned the Company the sum of $50,000 for working capital. The loan was repaid on March 31, 1998 including interest at the rate of six percent (6%) per annum.

         In March 1998, the Company extended the expiration date of the following options to purchase shares of Common Stock from June 30, 1998 to the close of business on June 30, 2000: Adele Hepburn - 5,000 options; Peter G. Kapourelos - 10,000 options; William W. Sellers - 10,000 options; William L. Van Alen, Jr. - 10,000 options; and Keith L. Sterling - 10,000 options.

         In March 1998, the Company extended the expiration date of all the purchase rights to acquire 15,730 shares of Common Stock at $10.00 per share from June 30, 1998 to the close of business June 30, 2000.

         In April 1998, the Company permanently reduced from $2.50 to $1.50 the exercise price of the following options to purchase Common Stock issued to the following Directors and/or executive officers of the Company: Peter G. Kapourelos - 17,000 options; William W. Sellers - 15,500 options; William L. Van Alen, Jr. - 12,500 options; Henry B. duPont Smith - 10,000 options; and Haven Brock Kolls, Jr. - 10,000 options.

         In April, 1998, the Company permanently reduced the exercise price of 5,000 of the 10,000 options to purchase shares of Common Stock of the Company owned by Michael Lawlor, an officer of the Company, from $4.50 per share to $.50 per share and the exercise price of the remaining 5,000 options was permanently reduced from $4.50 to $1.50 per share. The reduced exercise price of the 10,000 options is less than the fair market value of the Common Stock on the effective date of the reduction, and therefore, a charge against earnings has been recorded in the Statement of Operations at June 30, 1998.

         In April 1998, the Company permanently reduced from $4.50 to $1.50 the exercise price of the following options to purchase shares of Common Stock issued to the following Directors and/or executive officers of the Company:
Leland P. Maxwell - 10,000 options; Haven Brock Kolls, Jr. - 10,000 options; and Stephen Herbert - 10,000 options.

         In April 1998, the Company authorized the permanent reduction in the exercise price of the options to purchase 20,000 shares of Common Stock of the company owned by Adele Hepburn, an employee of the company, from $2.50 to $1.50.

         In April 1998, the Company authorized a reduction in the exercise price of 15,730 purchase rights from $10.00 per share to $2.50 per share through June 30, 1998. At that time the price reverted back to $10.00 per share.

         In April 1998, the Company authorized a temporary reduction in the exercise price of all of the options to purchase up to 12,100 shares of Common Stock of the Company owned by Edward J. Sullivan, a former officer and employee of the Company, to $1.50 per share through October 31, 1998. Thereafter, the exercise price shall revert back to the current exercise price.

         In April 1998 the Company authorized a permanent reduction from $4.50 to $1.50 in the exercise price of 10,000 options to purchase shares of Common Stock owned by Joseph Donahue. Also in April 1998 the Company authorized a permanent reduction from $4.50 to $2.00 in the exercise price of 7,500 options to purchase shares of Common Stock owned by Phillip Harvey.

         All of the above reductions to the exercise price of $.50, $1.00, $1.50, $2.00 or $2.50 per share were to a price which was less than the fair market value of the Common Stock as of the date of the reductions and therefore, a charge against earnings was recorded during fiscal year 1998.

         In June and July 1999, the Company issued options to purchase an aggregate of 470,000 shares of Common Stock to its executive officers and an aggregate of 70,000 shares of Common Stock to its directors who were not executive officers. Each option is exercisable at $2.00 per share of Common Stock. See "Management - Director Compensation and Stock Options" and "Executive Stock Options".

         In July 1999, the Company extended the expiration dates until June 30, 2001 of the options to acquire Common Stock held by the following directors, officers, and employees: Adele Hepburn - 77,000 options; H. Brock Kolls - 20,000 options; Henry duPont Smith - 10,000 options; William Sellers - 15,500 options; Peter Kapourelos - 17,000 otions; and William Van Alen - 12,500 options. All of the foregoing options would have expired in the first two calendar quarters of the year 2000 or the first calendar quarter of year 2001.

         During the fiscal year ended June 30, 1999, the Company paid
Lurio & Associates, P.C., of which Mr. Lurio is President, professional fees of approximately $155,000 for legal services rendered to the Company by such law firm.

         In August 1999, the Company issued to Stephen P. Herbert, President of the Company, an aggregate of 25,000 shares of Common Stock. Such Common Stock was issued in exchange for services rendered or to be rendered to the Company by Mr. Herbert. The shares of Common Stock were valued at $2.00 per share, the closing bid price on the date of the grant. The Company has registered these shares under the Act.

         In August 1999, the Company agreed to issue to Leland P. Maxwell, Chief Financial Officer of the Company, an aggregate of 10,500 shares of Common Stock. Such Common Stock was issued in exchange for services rendered or to be rendered to the Company by Mr. Maxwell. The shares of Common Stock were valued at $2.00 per share, the closing bid price on the date of the grant. The Company has agreed to register these shares under the Act.

         In August 1999, the Company agreed issued to Michael Lawlor, Vice President of the Company, an aggregate of 10,000 shares of Common Stock and agreed to issue to him an aggregate of 15,000 additional shares. Such Common Stock was or will be issued in exchange for services to be rendered to the Company by Mr. Lawlor. The shares of Common Stock were valued at $2.00 per share, the closing bid price on the date of the grant. The Company has registered 10,000 of these shares under the Act and has agreed to register the remaining 15,000 shares under the Act.

         In August 1999, the Company also issued to Mr. Lawlor fully vested options to acquire up to 20,000 shares of Common Stock at $2.00 per share. The options are exercisable at any time within five years following issuance. The Company has agreed to register under the Act the Common Stock underlying the options for resale by Mr. Lawlor.

         In August 1999, the Company agreed to issue to Joseph Donahue, Vice President of the Company, an aggregate of 15,000 shares of Common Stock. Such Common Stock will be issued in exchange for services to be rendered to the Company by Mr. Donahue. The shares of Common Stock were valued at $2.00 per share, the closing bid price on the date of the grant. The Company has agreed to register these shares under the Act.

                                     PART IV

Item 13. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

    a. Consolidated Financial Statements filed herewith at Item 7 hereof Include balance sheets at June 30, 1999 and 1998 and statements of operations, shareholders' equity, and cash flows, for the years ended June 30, 1999 and 1998. All other schedules for which provision is made in regulation S-B of the Commission are not required under the related instruction or are not applicable and therefore have been omitted.

    b. During the last quarter of the fiscal year ended June 30, 1999, the Company did not file any reports on Form 8-K.

    c. The Exhibits filed as part of, or incorporated by reference into this Form 10-KSB are listed below.

            Exhibit
            Number                           Description
            --------------------------------------------------------------------
            3.1 Articles of Incorporation of Company filed on January 16, 1992 (Incorporated by reference to Exhibit 3.1 to Form SB-2 Registration Statement No. 33-70992).

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

            3.1.8 Eighth Amendment to Articles of Incorporation of the company filed on July 5, 1998 (Incorporated by reference to Exhibit 3.1.8 to Form 10-KSB for the fiscal year ended June 30, 1998).

            3.1.9 Ninth Amendment to Articles of Incorporation of the Company filed on October 1, 1998 (Incorporated by reference to Exhibit 3.1.9 to Form SB-2 Registration Statement No. 333-81591).

            3.1.10 Tenth Amendment to Articles of Incorporation of the Company filed on April 12, 1999 (Incorporated by reference to Exhibit 3.1.10 to Form SB-2 Registration Statement No. 333-81591).

            3.1.11 Eleventh Amendment to Articles of Incorporation of the Company filed on June 7, 1999 (Incorporated by reference to Exhibit 3.1.11 to Form SB-2 Registration Statement No. 333-81591).

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

            4.2        Form of Warrant Certificate (Incorporated by reference to
                       Exhibit 4.2 to Form SB-2 Registration Statement, No. 33-98808, filed October 31, 1995).

            4.3 1996 Warrant Agreement dated as of May 1, 1996 between the Company and American Stock Transfer and Trust Company (Incorporated by reference to Exhibit 4.3 to Form SB-2 Registration Statement No. 333-09465).

            4.4 Form of 1996 Warrant Certificate (Incorporated by reference to Exhibit 4.4 to Form SB-2 Registration Statement No. 333-09465).

            4.5        Form of 1997 Warrant (Incorporated by reference to
                       Exhibit 4.1 to Form SB-2 Registration Statement No. 333-38593, filed February 4, 1998).

            4.6        Form of 12% Senior Note (Incorporated by reference to
                       Exhibit 4.6 to Form SB-2 Registration Statement No. 333-81591).

            4.7        Warrant Certificate of I. W. Miller Group, Inc.
                       (Incorporated by reference to Exhibit 4.7 to Form SB-2 Registration Statement No. 84513).

            4.8        Warrant Certificate of Harmonic Research, Inc.
                       (Incorporated by reference to Exhibit 4.8 to Form SB-2 Registration Statement No. 333-84513).

            10.1 Employment and Non-Competition Agreement between the Company and Adele Hepburn dated as of January 1, 1993 (Incorporated by reference to Exhibit 10.7 to Form SB-2 Registration Statement No. 33-70992).

            10.2 Robert L. Bartlett common Stock Options dated as of July 1, 1993 (incorporated by reference to Exhibit 10.9 to Form SB-2 Registration Statement No. 33- 70992).

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

            10.25 H. Brock Kolls Common Stock Option Certificate dated as of June 9, 1997 (Incorporated by reference to Exhibit
                       10.43 to Form SB-2 Registration Statement 333-30853).

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

            10.35 Phillip A. Harvey Common Stock Option Certificate dated as of April 22, 1999 (Incorporated by reference to Exhibit 10.35 to Form SB-2 Registration Statement No. 333-81591).

            10.36 Consulting Agreement between Ronald Trahan and the Company dated November 16, 1998 (incorporated by Reference to Exhibit 28 to Registration Statement No. 333-67503 on Form S-8 filed on November 18, 1998).

            10.37 Consulting Agreement between Mason Sexton and the Company dated March 10, 1999 (incorporated by reference to Exhibit 28 to Registration Statement No. 333-74807 on Form S-8 filed on March 22, 1999).

            10.38 Financial Public Relations Agreement between the Company and I. W. Miller Group, Inc. dated August 1, 1999 (Incorporated by reference to Exhibit 10.38 to Form SB-2 Registration Statement No. 333-84513).

            10.39 Consulting Agreement between Harmonic Research, Inc. and the Company dated August 3, 1999 (Incorporated by reference to Exhibit 10.39 to Form SB-2 Registration Statement No. 333-84513).

          **10.40 Agreement for Wholesale Financing and Addendum for Scheduled Payment Plan with IBM Credit Corporation dated May 6, 1999.

          **27.1       Financial Data Schedule (Electronic Filing Only)
--------------------------------------------------------------------------------
     ** -- Filed herewith.

d.   Schedules filed herewith include: Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               USA TECHNOLOGIES, INC.




                               By:  /s/ George R. Jensen, Jr.
                                    ------------------------------------
                                    George R. Jensen, Jr., Chairman
                                    and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                Title                               Date
----------                                -----                               ----
/s/ George R. Jensen, Jr.    Chairman of the Board of Directors,       September 28, 1999
--------------------------   Chief Executive Officer
George R. Jensen, Jr.        (Principal Executive Officer)

/s/ Leland P. Maxwell        Vice President and Chief Financial        September 28, 1999
--------------------------   Officer (Principal Accounting Officer)
Leland P. Maxwell

/s/ William W. Sellers       Director                                  September 28, 1999
--------------------------
William W. Sellers

/s/ Peter G. Kapourelos      Director                                  September 28, 1999
--------------------------
Peter G. Kapourelos

/s/ Stephen P. Herbert       Director                                  September 28, 1999
--------------------------
Stephen P. Herbert

/s/ Douglas M. Lurio         Director                                  September 28, 1999
--------------------------
Douglas M. Lurio

                             Director                                  September --, 1999
--------------------------
Steven Katz

                             Director                                  September --, 1999
--------------------------
Henry B. duPont Smith

                             Director                                  September --, 1999
--------------------------
Edwin R. Boynton
