Form 10-Q
period 1999-09-30
USA TECHNOLOGIES INC
filed 1999-11-15
CIK 896429

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1999
                              ----------------------------

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
                                                            --------------

Check whether the Registrant has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

As of November 8, 1999, there were 6,756,834 shares of Common Stock, no par value, and 624,577 shares of Series A Convertible Preferred Stock, no par value, outstanding.

                             USA TECHNOLOGIES, INC.


                                      INDEX

                                                                        PAGE NO.

Part I - Financial Information

         Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets - September 30, 1999 (Unaudited)
         and June 30, 1999                                                 1

         Consolidated Statements of Operations - Three months ended
         September 30, 1999 and 1998 (Unaudited)                           2

         Consolidated Statement of Shareholders' Deficit                   3
         September 30, 1999 (Unaudited)

         Consolidated Statements of Cash Flows - Three months ended        4
         September 30, 1999 and 1998 (Unaudited)

         Notes to Consolidated Financial Statements (Unaudited)            5

         Item 2. Management's Discussion and Analysis of Financial         8
         Condition and Results of Operations

Part II - Other Information                                               11

         Item 1.  Legal Proceedings                                       11

         Item 2.  Changes in Securities                                   12

                             USA Technologies, Inc.
                           Consolidated Balance Sheets

                                                                             September 30,              June 30,
                                                                                  1999                    1999
                                                                             -------------             -----------
                                                                              (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                  $   411,282             $ 1,665,016
    Accounts receivable less allowance
       for uncollectible accounts of $75,505 at September
       30, 1999 (unaudited) and $69,555 at June 30, 1999                           441,456                 361,463
    Inventory                                                                    1,120,687               1,255,836
    Subscriptions receivable                                                        96,060                 178,873
    Prepaid expenses and deposits                                                  578,725                  42,746
                                                                               -----------             -----------
Total current assets                                                             2,648,210               3,503,934

Property and equipment,  at cost, net of accumulated
  depreciation of $400,026 at September 30, 1999
  (unaudited) and $382,857 at  June 30, 1999                                       184,715                 143,670
Other assets                                                                        10,250                  10,250
                                                                               -----------             -----------
Total assets                                                                   $ 2,843,175             $ 3,657,854
                                                                               ===========             ===========

Liabilities and shareholders' deficit
Current liabilities:
    Accounts payable                                                           $   907,176             $   917,141
    Equipment line of credit                                                       780,787                 804,485
    Accrued expenses                                                               711,776                 498,548
    Current obligations under capital leases                                         4,613                   4,393
                                                                               -----------             -----------
Total current liabilities                                                        2,404,352               2,224,567

Senior Notes                                                                     2,310,842               2,054,232
Obligations under capital leases, less current portion                              20,366                  22,584
                                                                               -----------             -----------
Total liabilities                                                                4,735,560               4,301,383

Shareholders' deficit:
   Preferred Stock, no par value, authorized shares - 1,200,000:
     Series A Convertible Preferred:                                             4,427,388               4,537,128
        Authorized shares - 1,200,000; issued and outstanding shares -
            625,077 at September 30, 1999 (unaudited) and 640,577 at June 30,
            1999 (liquidation preference of $ 9,955,024 at September 30, 1999 -
            unaudited)
   Common Stock, no par value:
     Authorized shares - 62,000,000
     Issued and outstanding shares - 6,629,934 at
            September 30, 1999 (unaudited) and 6,191,097
            at June 30, 1999                                                    15,104,873              14,277,763
   Subscriptions receivable                                                        (69,308)                (83,983)
   Accumulated deficit                                                         (21,355,338)            (19,374,437)
                                                                               -----------             -----------
Total shareholders' deficit                                                     (1,892,385)               (643,529)
                                                                               -----------             -----------
Total liabilities and shareholders' deficit                                    $ 2,843,175             $ 3,657,854
                                                                               ===========             ===========

See accompanying notes.

                             USA Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                               Three months ended
                                                  September 30,
                                           1999                  1998
                                       -----------           -----------
Revenues:
    Equipment sales                    $   358,327           $   712,294
    License and transaction fees           154,865                80,165
                                       -----------           -----------
Total revenues                             513,192               792,459

Operating Expenses:
    Cost of equipment sales                316,385               623,178
    General and administrative           1,185,611               453,420
    Compensation                           447,293               339,480
    Depreciation and amortization           17,169                23,082
                                       -----------           -----------
Total operating expenses                 1,966,458             1,439,160
                                       -----------           -----------
                                        (1,453,266)             (646,701)

Other income (expense):
    Interest income                         17,252                 2,509
    Interest expense                      (418,375)               (1,411)
    Joint Venture activities               (33,142)              (24,878)
                                       -----------           -----------
Total other income (expense)              (434,265)              (23,780)
                                       -----------           -----------
Net loss                                (1,887,531)             (670,481)

Cumulative preferred dividends            (469,183)             (503,420)
                                       -----------           -----------
Loss applicable to common shares       $(2,356,714)          $(1,173,901)

Loss per common share (basic and
  diluted)                             $     (0.37)          $     (0.29)

Weighted average number of common
  shares outstanding (basic and
  diluted)                               6,410,516             4,022,912



See accompanying notes.

                             USA Technologies, Inc.
                 Consolidated Statement of Shareholders' Deficit
                                   (Unaudited)



                                                   Series A
                                                  Convertible
                                                   Preferred        Common       Subscriptions     Accumulated
                                                     Stock           Stock         Receivable        Deficit           Total
                                                --------------   ------------     ------------   --------------   -------------
Balance, June 30, 1999                          $  4,537,128     $14,277,763       $  (83,983)   $ (19,374,437)    $  (643,529)
Issuance of 55,000 shares of Common Stock to
   employees as prepaid compensation                       -         110,000                                 -         110,000
Conversion of 15,500 shares of Convertible
   Preferred Stock to 15,500 shares of Common
   Stock                                            (109,740)        109,740                                 -               -
Conversion of $93,370 of cumulative preferred
   dividends into 9,337 shares of Common
   Stock at $10.00 per share                               -          93,370                           (93,370)              -
Issuance of 223,000 shares of Common Stock in
   exchange for prepaid professional and
   consulting services                                     -         446,000                                 -         446,000
Exercise of 136,000 Common Stock warrants at
   $.50 per share                                          -          68,000                                 -          68,000
Collection of subscriptions receivable                                                 14,675                           14,675
Net loss                                                   -               -                        (1,887,531)     (1,887,531)
                                                ==============  ============       ===========   =============     ===========
Balance, September 30, 1999                     $  4,427,388    $ 15,104,873       $  (69,308)   $ (21,355,338)    $(1,892,385)
                                               ===============  ============       ===========   =============     ===========



See accompanying notes.

                             USA Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        Three months ended September 30,
                                                                             1999               1998
                                                                        -------------       ------------
Operating activities
Net loss                                                                $ (1,887,531)        $(670,481)
Adjustments to reconcile net loss to net cash
 used in operating activities:
       Compensation charges incurred in
          connection with the issuance of Common Stock                         6,000               100
       Interest relating to Senior Note Offering                             256,610
       Depreciation                                                           17,169            23,082
       Provision for allowance for uncollectible accounts                      5,950
       Changes in operating assets and liabilities:
          Accounts receivable                                                (85,943)         (437,207)
          Inventory                                                          106,669          (306,410)
          Prepaid expenses, deposits, and other assets                        14,021            (1,731)
          Accounts payable                                                    (9,965)          980,155
          Accrued expenses                                                   213,228           (10,410)
                                                                        ------------         ---------
Net cash used in operating activities                                     (1,363,792)         (422,902)

Investing activities
Purchase of property and equipment                                           (29,734)           (8,650)
                                                                        -----------          ---------
Net cash used in investing activities                                        (29,734)           (8,650)

Financing activities
Net repayment of equipment line of credit                                    (23,698)                -
Net proceeds from issuance of Common Stock and
    exercise of Common Stock warrants and options                             68,000            19,875
Collection of subscriptions receivable                                        97,488                 -
Net proceeds from issuance of Convertible
    Preferred Stock                                                                            234,485
Repayment of principal on capital lease obligations                           (1,998)           (5,103)
                                                                        ------------         ---------
Net cash provided by financing activities                                    139,792           249,257
                                                                        ------------         ---------

Net decrease in cash and cash equivalents                                 (1,253,734)         (182,295)
Cash and cash equivalents at beginning of year                             1,665,016           324,824
                                                                        ------------         ---------
Cash and cash equivalents at end of period                              $    411,282         $ 142,529
                                                                        ============         =========
Supplemental disclosures of cash flow information:
    Transfer of inventory to property and equipment                           28,840                 -
    Prepaid stock compensation                                               550,000

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

                  As of September 30, 1999, the Company had a total installed base of 1,294 control systems, distributed as follows: 1,156 Business Express(R) or MBE Business Express(TM) control systems, 24 Business Express(R) Limited Service (LSS), 36 Copy Express(TM) control systems, 27 Debit Express(TM) control systems, 10 Fax/Printer Express(TM) control systems, and 41 Public PC(TM) control systems located primarily at various hotels and libraries throughout the United States and Canada. The total Business Express(R) or MBE Business Express(TM) locations as of September 30, 1999 is 327, compared to 173 locations as of September 30, 1998.

2.       Accounting Policies

         Interim Financial Information

         The financial statements and disclosures included herein for the three months ended September 30, 1999 and 1998 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments consisting of adjustments of a normal and recurring nature which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position and the results of its operations and cash flows.

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


3.         Stock Options, Warrants and Purchase Rights

         On July 30, 1999, the Board of Directors granted fully vested warrants to purchase 250,000 shares of the Company's Common Stock to two consultants. These warrants were issued in exchange for financial and public relations consulting services. The warrants may be exercised for two years from date of issuance. Of the total, 50,000 warrants are exercisable at $2.00 per share, 50,000 at $3.00 per share, and 150,000 at $2.50 per share. In October 1999, the exercise price of the 50,000 options exercisable at $3.00 was reduced to $2.00 through January 31, 2000. The Company's Board of Directors also granted a new director 10,000 options to purchase Common Stock of the Company at $2.00 per share for a period of five years, with half of the options vesting immediately and the other half vesting after six months.

         As of September 30, 1999, there were 11,740 Common Stock Purchase Rights outstanding at a price of $10.00 per share, exercisable through June 30, 2000; 947,100 options outstanding to purchase Common Stock at exercise prices ranging from $.50 to $5.00 per share, of which 738,767 were vested; 797,600 shares of Common Stock issuable upon exercise of the 1999-A warrants issued between November 1998 and June 1999; 5,000 shares of Common Stock issuable upon exercise of the 1998-B warrants issued in July 1998; 4,000 shares of Common Stock issuable upon exercise of the 1998-A warrants issued in January and February 1998; 110,000 shares of Common Stock issuable upon exercise of warrants issued to affiliates and/or consultants of GEM Advisors, Inc. in June 1997; 1,500 shares of Common Stock issuable upon exercise of the 1997 warrants issued in July 1997; 4,000 shares of Common Stock issuable upon exercise of the 1996-B warrants issued in January and February 1997; 86,800 shares of Common Stock issuable upon exercise of the 1996 warrants issued in 1996; and 67,300 shares of Common Stock issuable upon exercise of the 1995 warrants issued in 1995. Subsequent to September 30, 1999, the Company authorized a private placement offering, and as of November 11, 1999, 60,000 1999-B Warrants have been purchased.

4.       MBE Joint Venture

         In May, 1999, the MBE Business Express Joint Venture was terminated. Pre-termination customer obligations for new installations, and obligations for continued servicing of existing installations are being met by the Company. See discussion in Legal Proceedings in Part II of this document. During the quarter ended September 30, 1999, IBM completed installation of the last of the 100 unit MBE Business Express(TM) order from Prime Hospitality in Amerisuites hotels across the United States. At September 30, 1999 the Joint Venture recorded gross accounts payable to MBE of approximately $95,537, due to inventory and other items.

6.       Subsequent Events

         During October 1999, the Company's Board of Directors authorized a private placement offering (the "Offering") to accredited investors of 150 units at a unit price of $10,000. Each unit of the Offering consists of 10,000 shares of restricted Common Stock at $1.00 per share, and 10,000 1999-B Common Stock purchase warrants. Each 1999-B Common Stock purchase warrant entitles the holder to purchase one share of restricted Common Stock for $2.00 at any time through March 31, 2000. As of November 11, 1999, 6 units have been sold, at $10,000 per unit, resulting in gross proceeds of $60,000 to the Company. The Company has agreed to use its best efforts to register for resale under the Securities Act of 1933 (the "Act") such Common Stock as well as the Common Stock underlying the warrants.

         During October 1999, the Company's Board of Directors also authorized voluntary conversion of all or any part of the 12% Senior Notes into shares of restricted Common Stock at the rate of $2.50 per share, at any time until the maturity date of December 31, 2001. If all of the $4,668,000 principal amount of the Notes are converted, the Company would issue 1,867,200 shares of Common Stock. The Company has agreed to use its best efforts to register for resale under the Act the shares of Common Stock into which the Senior Notes are convertible. The Board of Directors also provided that if at any time the Company prepaid the Senior Notes, the holders of such notes would maintain the right to convert the notes into Common Stock prior to such prepayment. The Board of Directors also temporarily reduced the prices of the following through January 31, 2000: 11,740 Common Stock purchase rights from $10.00 per right to $2.00 per right; and 218,600 Common Stock warrants from prices ranging from $3.00 to $5.00 per warrant to $2.00 per warrant.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

              This Form 10-QSB contains certain forward looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," "expects," "anticipates," or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company's actual results to differ materially from those projected, include, for example
(i) the ability of the Company to generate sufficient sales to generate operating profits, or to sell products at a profit, (ii) the ability of the Company to raise funds in the future through sales of securities, (iii) whether the Company is able to enter into binding agreements with third parties to assist in product or network development, (iv) the ability of the Company to commercialize its developmental products, or if actually commercialized, to obtain commercial acceptance thereof, (v) the ability of the Company to compete with its competitors to obtain market share, or (vi) the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations. Although the Company believes that the forward looking statements contained herein are reasonable, it can give no assurance that the Company's expectations will be met.

Results of Operations

         The fiscal quarter ended September 30, 1999 resulted in a net operating loss of $1,887,531 compared to a net loss of $670,481 for the fiscal quarter ended September 30, 1998. Losses are projected to continue until sufficient revenue is generated from equipment sales and licensing fees from the Company's proprietary technology.

         Revenues were $513,192 compared to $792,459 from the previous year's fiscal quarter. This $279,267 or 35% shortfall reflects the beginning of the large Prime Hospitality rollout last year at this time as well as reduced marketing efforts in the latter half of fiscal year 1999 due to the dispute with MBE. Of the total revenues, equipment sales totaled $358,327, a decrease of $353,967 or 50% over the same period last year. License fees, however, increased to $154,865 from $80,165 for the same period during the prior year, an increase of 93%. This is due to the continuing increase in the installed base of control systems. Revenue is still well below the level required for the Company to be profitable.

         Cost of equipment sales for the period included labor and equipment of $316,385 which represented a decrease of $306,793 or 49% versus the same period during the prior year, and is directly attributable to the decrease in equipment sales described above.

         General and administrative expenses of $1,185,611 increased by $732,191 or 161% from the same quarter last year. The principal reason was a large increase in legal costs of $460,912 or 656%. Of this amount, $374,715 was for activities related to the MBE litigation described in Part II, Item 1 (Legal Proceedings), all of which has been funded through the issuance of Company stock and therefore does not consume cash. Other components of general and administrative costs included increases in outside services of $114,840; professional and consulting fee increases of $54,815, and increases in advertising and print media expenses of $30,370 or 104%; offset by reductions in travel and entertainment of $22,318 or 32%.

         Compensation expense of $447,293 increased by 32% due to increased personnel requirements in all areas of the Company. The interest expense increase of $418,375 was due to two factors. The non-cash amortization of the debt cost and the equity component was $256,610; while the remaining amount was primarily due to interest payments on the 12% Senior Debt. Depreciation expense decreased from $23,082 to $17,169, due to completed depreciation on older assets.

         During the quarter, shares of common stock have been issued in lieu of cash payments with a fair value of $556,000, and are reflected primarily as an increase in prepaid assets.

         As of September 30, 1999, the Company had an installed base of a total of 1,294 control systems, distributed as follows: 1,156 Business Express(R) or MBE Business Express(TM) control systems, 24 Business Express(R) Limited Service control systems, 36 Copy Express(TM) control systems, 27 Debit Express(TM) control systems, 10 Fax/Printer Express(TM) control systems, and 41 Public PC(TM) control systems located at various hotels and libraries throughout the United States and Canada. The total Business Express(R) or MBE Business Express(TM) locations as of September 30, 1999 is 327, compared to 173 locations as of September 30, 1998. The total license fee revenues received by the Company from these systems increased 93% from last fiscal year but is still well below the level required to achieve profitability.


Plan of Operations

         The Company has developed a product line extension to its flagship Business Express(R) product, called the Business Express(R) Limited Service Series (LSS). The LSS has copier and fax capabilities plus laptop printing, dataport capabilities and credit card activated phone. The LSS is targeted to the heart of the hospitality industry, which includes mid-market, limited service and economy properties. As of September 30, 1999, 14 LSS locations have been installed, in Holiday Inns, Best Westerns and others.

         The Company's next generation of terminal, e-Port(TM), is nearing completion of development, and would contain all the functionality of the current TransAct(TM) terminal for card processing, control and data management, and in addition would offer capability for public access electronic commerce and advertising using the internet. The Company intends to introduce to the public a preliminary version of e-Port(TM) in early to mid-December. During the second fiscal quarter, the Company anticipates that it would beta-test these terminals in selected hospitality locations, and believes that it would begin selling e-Port(TM) in the following quarter.

          In October 1999, the Company filed a Form 8-K with the SEC describing a preliminary agreement with a Fortune 100 consumer products company, pursuant to which the consumer products company would establish a pilot program using e-Port(TM) in a limited number of its beverage vending machines. The pilot is expected to last several months, with all costs covered. The Company is in discussions with the consumer products company regarding a comprehensive business relationship if the pilot program is a success. In June 1999, the Company received a notice of allowance for a vending application of its technology, with patent issuance expected soon.

         The Company continues to work with its business partner IBM on a number of different projects. A proposal is being developed with IBM whereby IBM will provide value added design, development, fulfillment and product warranty services for e-port(TM). The goal is to benefit from IBM research, purchasing, manufacturing and global services to provide the Company with shortened time to market, product excellence, and a lower total cost of goods. IBM has also signed a non-binding letter of intent to help the Company design an enhanced version of the network which will underlie all transaction processing for e-port(TM), including advertising and e-commerce.

         The Company is marketing its products through its full-time sales staff consisting of two national accounts salespeople and three telesales individuals, either directly to customer locations or to management companies servicing these locations. Strategic partnerships continue to be pursued and developed.

Liquidity and Capital Resources

         For the three month period ended September 30, 1999, there was a net decrease in cash of $1,253,734. This was attributable to using $1,363,792 for operating activities, partially offset by net proceeds of $139,792 raised through the exercise of warrants and collection of subscriptions receivable. As of September 30, 1999, total cash on hand was $411,282, and working capital was $243,858, of which $1,120,687 was invested in inventory.

         During the quarter ended September 30, 1999, 136,000 Common Stock warrants were exercised at $.50 per share, resulting in proceeds to the Company of $68,000.

         During October 1999, the Company's Board of Directors authorized a private placement offering (the "Offering") to accredited investors of 150 units at a unit price of $10,000. Each unit of the Offering consists of 10,000 shares of restricted Common Stock at $1.00 per share, and 10,000 1999-B Common Stock purchase warrants. Each 1999-B Common Stock purchase warrant entitles the holder to purchase one share of restricted Common Stock for $2.00 at any time through March 31, 2000. As of November 11, 1999, 6 units have been sold at $10,000 per unit, resulting in gross proceeds of $60,000 to the Company.

         The Company believes that existing and future proceeds from the above Offering, together with funds available from the potential exercise of outstanding warrants and options, plus increased revenues from its business would be sufficient to fund operations until at least through the end of the fiscal year ending June 30, 2000. However, there can be no assurance that any such additional sales of securities could be made by the Company or that increased revenues would result from its business activities. Under such circumstances, the Company may cease to be a going concern or may have to reduce its operations.


Year 2000 Compliance

             The Company's Year 2000 remediation efforts have proceeded with Executive level management sponsorship, funding and support. Efforts have been made to ensure orderly transition leading up to and across the date change event. The Company is committed to making the Millennium event come and pass without disruption to its customers, suppliers and business partners. By November 30, 1999 final trial testing and contingency planning will be completed, in the event that issues arise that are outside of the Company's control, specifically utilities, municipal infrastructures, communications facilities and key interfaces. The Company has incurred costs estimated to be approximately $10,000 for internal and external studies and analysis related to Year 2000 compliance.

         In connection with its studies, the Company concentrated on five areas of its business: (i) its control system terminals; (ii) its office computers;
(iii) its credit card processing capability and related systems; (iv) its back-up and off-site recovery process; and (v) its non-Information Technology ("IT") systems. The study should be completed on or before November 30, 1999. The Company estimates that its actual remediation costs have been approximately $20,000, including replacement accounting software, other software and database upgrades, and internal or external services.

         In reference to item (i) above, selected terminals have been re-examined by the Development Engineer. No hardware or firmware was found to contain any date sensitive element that would cause a Year 2000 problem. In addition, several terminals were tested by using year 2000 dates, and no problem was found. In reference to item (ii) above, the Company has already found all office computers to be compliant. In reference to item (iii), the programs written by the Company to process credit card data received from the terminals in the field have been reviewed, and no Year 2000 problems have emerged. In reference to item (iv), the off-site recovery systems utilize IBM facilities nearby which are Year 2000 compliant. Item (v), non IT systems, are deemed by the Company to pose no Year 2000 risk.

         The Company is in the process of obtaining written assurances of compliance from all third parties whose products may materially affect the Company's operations. These parties include, but are not limited to, the Company's credit card processor, control systems and select equipment manufacturers.

         The worst case scenario for the Company would be if the control systems in the field were all found to contain a Year 2000 problem which caused defective transmissions into the Company's main processing software. The Company believes that the probability of this scenario actually happening is very low because the technology of the control units does not involve use or transmission of two digit year data. If however the scenario did happen, the Company's licensing and processing revenues might be materially impacted if the time required for replacing all defective units using compliant terminals was many months. The Company anticipates the cost of such replacement units to be approximately $200,000.

Part II - Other information

Items 3, 4, 5, and 6 are not applicable.

Item 1.  Legal Proceedings

         The current litigation with Mail Boxes Etc. is described in the Company's Form 10-KSB for the fiscal year ended June 30, 1999. Subsequent to this date the parties have been conducting discovery but no trial date has been set. By court order, discovery is currently required to be completed by February 18, 2000.


Item 2.  Changes in Securities

         During August 1999, the Company's Board of Directors authorized issuance of a total of 377,800 shares of Common Stock to various employees and consultants at $2.00 per share for services rendered or to be rendered in fiscal year 2000, in lieu of cash compensation. Of such shares, 3,000 constitute restricted securities as such term is defined under the Act, and the remaining shares are to be registered under the Act. Of the 377,800 total shares, 278,000 shares were issued during the quarter ended September 30, 1999.

         During the quarter ended September 30, 1999, 136,000 1999-A Common Stock purchase warrants were exercised at $.50 per warrant, generating gross proceeds of $68,000. Such shares of Common Stock were issued pursuant to the exemption from registration set forth in Section 4(2) of the Act.

         During the quarter ended September 30, 1999, the Company issued 15,500 shares of Common Stock upon the conversion of 15,500 shares of Series A Preferred Stock and issued 9,337 shares of Common Stock upon the conversion of $93,370 of cumulative dividends accrued and unpaid on the aforesaid shares of Preferred Stock. Such shares of Common Stock were issued pursuant to the exemption from registration set forth in Section 3(a)(9) of the Act.

         In August 1999, the Company issued to an executive officer fully vested options to acquire up to 20,000 shares of Common Stock at $2.00 per share. The options are exercisable at any time within five years following issuance. The Company issued the options pursuant to the exemption from registration set forth in Section 4(2) of the Act. The Company has agreed to register for resale under the Act the Common Stock underlying the options.

         In July 1999, the Company extended the expiration dates until June 30, 2001 of options to acquire Common Stock held by certain directors, officers or employees. All of such options would have expired in the first two calendar quarters of the year 2000 or the first calendar quarter of year 2001.

                                   Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  USA TECHNOLOGIES, INC.

Date:  November 15, 1999               ________________________________________
                                       George R. Jensen, Jr., Chairman,
                                       Chief Executive Officer


Date:   November 15, 1999              ________________________________________
                                       Leland P. Maxwell, Senior Vice President,
                                       Chief Financial Officer