Form 10QSB
period 1999-12-31
USA TECHNOLOGIES INC
filed 2000-02-14
CIK 896429

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 1O-QSB

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         December 31, 1999
                              -----------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

                         Commission file number 33-70992

                             USA Technologies, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                    Pennsylvania                              23-2679963
                    ------------                              ----------
    (State or other jurisdiction of incorporation          (I.R.S. employer
                    or organization)                       Identification No.)

 200 Plant Avenue, Wayne, Pennsylvania                     19087
---------------------------------------                    -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, area code first.         (610)-989-0340
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

As of February 1, 2000, there were 11,311,575 shares of Common Stock, no par value, and 621,627 shares of Series A Convertible Preferred Stock, no par value, outstanding.

                             USA TECHNOLOGIES, INC.


                                      INDEX

                                                                        PAGE NO.

Part I - Financial Information

         Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets - December 31, 1999 (Unaudited)
         and June 30, 1999                                                    1

         Consolidated Statements of Operations - Three and six months ended
         December 31, 1999 and 1998 (Unaudited)                               2

         Consolidated Statement of Shareholders' Equity (Deficit)             3
         December 31, 1999 (Unaudited)

         Consolidated Statements of Cash Flows - Six months ended
         December 31, 1999 and 1998 (Unaudited)                               4

         Notes to Consolidated Financial Statements (Unaudited)               5

         Item 2. Management's Discussion and Analysis of Financial            8
         Condition and Results of Operations

Part II - Other Information                                                  12

         Item 1.  Legal Proceedings                                          12

         Item 2.  Changes in Securities                                      12

         Item 6.  Exhibits and Reports on Form 8-K                           13

                             USA Technologies, Inc.
                           Consolidated Balance Sheets

                                                                              December 31,          June 30,
                                                                                 1999                 1999
                                                                           ---------------        -------------
                                                                               (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                 $ 2,744,429            $ 1,665,016
    Accounts receivable less allowance
       for uncollectible accounts of $78,152 at December
       31, 1999 (unaudited) and $69,555 at June 30, 1999                          285,532                361,463
    Inventory                                                                   1,040,867              1,255,836
    Subscriptions receivable                                                      490,650                178,873
    Prepaid expenses and deposits                                                 569,277                 42,746
                                                                              -----------            -----------
Total current assets                                                            5,130,755              3,503,934

Property and equipment,  at cost, net of accumulated
  depreciation of $422,465 at December 31, 1999
  (unaudited) and $382,857 at  June 30, 1999                                      201,412                143,670
Other assets                                                                       12,450                 10,250
                                                                              -----------            -----------
Total assets                                                                  $ 5,344,617            $ 3,657,854
                                                                              ===========            ===========

Liabilities and shareholders' equity (deficit)
Current liabilities:
    Accounts payable                                                          $ 1,541,898              $ 917,141
    Note payable-equipment                                                        135,085                804,485
    Accrued expenses                                                              495,975                498,548
    Current obligations under capital leases                                        4,804                  4,393
                                                                              -----------            -----------
Total current liabilities                                                       2,177,762              2,224,567

Senior Notes                                                                    2,572,992              2,054,232
Obligations under capital leases, less current portion                             14,534                 22,584
                                                                              -----------            -----------
Total liabilities                                                               4,765,288              4,301,383

Shareholders' equity (deficit):
   Preferred Stock, no par value:
     Series A Convertible Preferred:
        Authorized shares - 1,200,000; issued and outstanding shares -
            623,377 at December 31, 1999 (unaudited) and 640,577 at June 30,
            1999 (liquidation preference of $ 9,926,554 at December 31, 1999 -
            unaudited)                                                          4,415,352              4,537,128
   Common Stock, no par value:
     Authorized shares - 62,000,000
     Issued and outstanding shares - 11,146,744 at
             December 31, 1999 (unaudited) and 6,191,097
             at June 30, 1999                                                  19,567,965             14,277,763
   Subscriptions receivable                                                      (102,061)               (83,983)
   Accumulated deficit                                                        (23,301,927)           (19,374,437)
                                                                              -----------            -----------
Total shareholders' equity (deficit)                                              579,329               (643,529)
                                                                              -----------            -----------
Total liabilities and shareholders' equity (deficit)                          $ 5,344,617            $ 3,657,854
                                                                              ===========            ===========


See accompanying notes.

                             USA Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                               Three months ended                      Six months ended
                                                  December 31,                           December 31,
                                           1999                  1998                1999               1998
                                     ----------------       -----------------    ---------------  --------------
Revenues:
    Equipment sales                  $   414,459              $ 1,445,090         $   772,786     $   2,157,384
    License and transaction fees         165,853                  105,297             320,718           185,462
                                     -----------              -----------         -----------     -------------
Total revenues                           580,312                1,550,387           1,093,504         2,342,846


Operating Expenses:
    Cost of equipment sales              388,706                1,268,380             705,092        1,891,558
    General and administrative           977,606                  544,918           2,162,896          998,338
    Compensation                         703,302                  349,000           1,150,916          688,480
    Depreciation and amortization          9,418                   27,220              26,586           50,302
                                     -----------              -----------         -----------     -------------
Total operating expenses               2,079,032                2,189,518           4,045,490        3,628,678
                                     -----------              -----------         -----------     -------------
                                      (1,498,720)                (639,131)         (2,951,986)      (1,285,832)

Other income (expense):
    Interest income                        4,915                    1,186              22,167            3,695
    Interest expense                    (424,063)                  (6,496)           (842,438)          (7,907)
    Joint Venture activities             (17,251)                 (65,215)            (50,393)         (90,093)
                                     -----------              -----------         -----------     -------------
Total other income (expense)            (436,399)                 (70,525)           (870,664)         (94,305)
                                     -----------              -----------         -----------     -------------

Net loss                              (1,935,119)                (709,656)         (3,822,650)      (1,380,137)

Cumulative preferred dividends                                   (499,033)           (469,183)      (1,002,453)
                                     -----------              -----------         -----------     -------------
Loss applicable to common shares     $(1,935,119)             $(1,208,689)        $(4,291,833)     $(2,382,590)
                                     ===========              ===========         ===========     ============

Loss per common share (basic and
diluted)                             $     (0.22)             $     (0.30)        $    (0.56)      $     (0.59)
                                     ===========              ===========         ==========       ===========
Weighted average number of common
shares outstanding (basic and
diluted)                                8,888,340               4,026,865          7,649,428         4,023,256
                                     ============             ===========         ==========       ===========

See accompanying notes.

                             USA Technologies, Inc.
            Consolidated Statement of Shareholders' Equity (Deficit)
                                   (Unaudited)


                                                   Series A
                                                  Convertible
                                                   Preferred        Common       Subscriptions     Accumulated
                                                     Stock           Stock         Receivable        Deficit           Total
                                                -----------------------------------------------------------------------------------
Balance, June 30, 1999                            $4,537,128     $14,277,763       $ (83,983)      $(19,374,437)     $  (643,529)
Issuance of 121,263 shares of Common Stock to
   employees as prepaid compensation                       -         242,526                                  -          242,526
Conversion of 17,200 shares of Convertible
   Preferred Stock to 17,200 shares of Common
   Stock                                            (121,776)        121,776                                  -                -
Conversion of $104,840 of cumulative
   preferred dividends into 10,484 shares of
   Common Stock at $10.00 per share                        -         104,840                           (104,840)               -
Issuance of 373,000 shares of Common Stock in
   exchange for prepaid professional and
   consulting services                                     -         746,000                                  -          746,000
Exercise of 763,700 Common Stock warrants at
   $.50 per share                                          -         381,850          (51,000)                -          330,850
Exercise of 110,000 Common Stock warrants at
   $2.00 per share                                         -         220,000                                  -          220,000
Issuance of 3,560,000 shares (356 units) of
   Common Stock at $1.00 per share in connection
    with the 1999-B Private Placement, net
    of offering costs of $86,790                           -       3,473,210                                 -         3,473,210
Collection of subscriptions receivable                                                 32,922                             32,922
Net loss                                                   -               -                         (3,822,650)      (3,822,650)
                                               ----------------------------------------------------------------------------------
Balance, December 31, 1999                        $4,415,352     $19,567,965       $ (102,061)     $(23,301,927)      $  579,329
                                               ==================================================================================



See accompanying notes.

                             USA Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                          Six months ended December 31,
                                                                             1999               1998
                                                                      ---------------------------------------
Operating activities
Net loss                                                                  $  (3,822,650)      $ (1,380,137)
Adjustments to reconcile net loss to net cash
 used in operating activities:
       Compensation charges incurred in
             connection with the issuance of Common Stock                         6,000              7,100
       Interest expense relating to Senior Note Offering                        518,760                  -
       Depreciation                                                              39,607             50,302
       Provision for allowance for uncollectible accounts                         8,597                  -
       Changes in operating assets and liabilities:
          Accounts receivable                                                    67,334           (177,999)
          Inventory                                                             161,708           (471,555)
          Prepaid expenses, deposits, and other assets                          453,795               (906)
          Accounts payable                                                      624,757          1,283,634
          Accrued expenses                                                       (2,573)            47,176
                                                                      ---------------------------------------
Net cash used in operating activities                                        (1,944,665)          (642,385)

Investing activities
Purchase of property and equipment                                              (44,088)            (8,650)
                                                                      ---------------------------------------
Net cash used in investing activities                                           (44,088)            (8,650)

Financing activities
Repayment of note payable - equipment                                          (669,400)                 -
Net proceeds from issuance of Senior Notes                                      141,795            368,206
Net proceeds from issuance of Common Stock and
    exercise of Common Stock warrants and options                             3,603,410             19,875
Net proceeds from issuance of Convertible
    Preferred Stock                                                                   -            234,485
Repayment of principal on capital lease obligations                              (7,639)           (12,287)
                                                                      ---------------------------------------
Net cash provided by financing activities                                     3,068,166            610,279
                                                                      ---------------------------------------

Net increase (decrease) in cash and cash equivalents                          1,079,413            (40,756)
Cash and cash equivalents at beginning of year                                1,665,016            324,824
                                                                      ---------------------------------------
Cash and cash equivalents at end of period                                $   2,744,429       $    284,068
                                                                      =======================================

Supplemental disclosures of cash flow information:
      Prepaid stock compensation                                          $     982,526       $          -
                                                                      =======================================
      Capital lease obligations                                           $           -       $     29,242
                                                                      =======================================
      Transfer of inventory to property and equipment                     $      53,261       $          -
                                                                      =======================================


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

         The Company has further developed its control system to include interactive advertising and e-commerce capabilities. It is anticipated that terminals will be piloted by various customers and manufactured in production quantities by the fourth quarter of calendar 2000. The Company anticipates interactive advertising and e-commerce revenues from e-Port will grow to become a significant portion of overall Company revenues in the future.

         As of December 31, 1999, the Company had a total installed base of 1,307 control systems, distributed as follows: 1,132 Business Express(R) or MBE Business Express(TM) control systems, 57 Business Express(R) Limited Service
(LSS) control systems, 36 Copy Express(TM) control systems, 27 Debit Express(TM) control systems, 11 Fax/Printer Express(TM) control systems, 41 Public PC(TM) control systems, and 3 TransAct(TM) control systems located primarily at various hotels and libraries throughout the United States and Canada. The total Business Express(R) or MBE Business Express(TM) or LSS locations as of December 31, 1999 is 343.

2.       Accounting Policies

         Interim Financial Information

         The financial statements and disclosures included herein for the three and six months ended December 31, 1999 and 1998 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments consisting of adjustments of a normal and recurring nature which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position and the results of its operations and cash flows.

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

3.       Private Placement Offering and Senior Note Conversion

         On October 21, 1999, the Company's Board of Directors authorized a private placement offering (the "1999-B" offering) to accredited investors of 150 units (later increased to 356 units by the Board of Directors) at a unit price of $10,000. Each unit of the Offering consists of 10,000 shares of restricted Common Stock at $1.00 per share, and 10,000 1999-B Common Stock purchase warrants. Each 1999-B Common Stock purchase warrant entitles the holder to purchase one share of restricted Common Stock for $2.00 at any time through March 31, 2000. As of December 31, 1999, 356 units have been sold, at $10,000 per unit, resulting in gross proceeds of $3,560,000 to the Company. At December 31, 1999, $420,650 of subscriptions to purchase 42.065 units was not received in cash. All of the $420,650 was received through the current date and, accordingly is presented as a subscription receivable in current assets.

         On October 21, 1999, the Company's Board of Directors also authorized voluntary conversion of all or any part of the 12% Senior Notes into shares of restricted Common Stock at the rate of $2.50 per share, at any time until the maturity date of December 31, 2001. If all of the $4,668,000 principal amount of the Notes are converted, the Company would issue 1,867,200 shares of Common Stock. The Board of Directors also provided that if at any time the Company prepaid the Senior Notes, the holders of such notes would maintain the right to convert the notes into Common Stock prior to such prepayment. The Company has registered under the Securities Act of 1933 the Common Stock underlying the Senior Notes for resale by the holder.

4.         MBE Joint Venture

        In May, 1999, the MBE Business Express Joint Venture (JV) was terminated. Obligations for continued servicing of JV installations are being met by the Company. At December 31, 1999 the JV recorded gross accounts payable to MBE of $112,788. The Company is currently involved in legal proceedings with MBE. See discussion in Legal Proceedings in Part II.

5.         Stock Options, Warrants, Purchase Rights and Shares Outstanding

         As of December 31, 1999, there were 11,740 Common Stock Purchase Rights outstanding at a price of $10.00 per share, exercisable through June 30, 2000; 1,001,267 options outstanding to purchase Common Stock at exercise prices ranging from $.50 to $5.00 per share, of which 821,267 were vested; 3,560,000 shares of Common Stock issuable upon exercise of the 1999-B warrants issued between October and December, 1999; 157,900 shares of Common Stock issuable upon exercise of the 1999-A warrants issued between November 1998 and June 1999; 5,000 shares of Common Stock issuable upon exercise of the 1998-B warrants issued in July 1998; 4,000 shares of Common Stock issuable upon exercise of the 1998-A warrants issued in January and February 1998; 100,000 shares of Common Stock issuable upon exercise of warrants issued to affiliates and/or consultants of GEM Advisors, Inc. in June 1997; 1,500 shares of Common Stock issuable upon exercise of the 1997 warrants issued in July 1997; 4,000 shares of Common Stock issuable upon exercise of the 1996-B warrants issued in January and February 1997; 86,800 shares of Common Stock issuable upon exercise of the 1996 warrants issued in 1996; and 67,300 shares of Common Stock issuable upon exercise of the 1995 warrants issued in 1995. On a fully diluted basis, including conversion of all senior notes, the Company would have 19,168,106 common shares outstanding at December 31, 1999.

         In November 1999, the Company issued to a legal firm 150,000 fully vested shares of Common Stock at $2.00 per share, which was the fair value at the time. The Company will register the Common Stock for resale under the Act.

         On October 21, 1999, the Company's Board of Directors authorized the reduction in the exercise price of 50,000 options issued to a consultant from $3.00 to $2.00 (the then fair market value) through January 31, 2000; reduced the exercise price of 11,740 purchase rights from $10.00 to $2.00 through January 31, 2000; and reduced the exercise prices of 168,600 outstanding Common Stock Purchase Warrants to $2.00 from a range of $3.00 to $5.00, through January 31, 2000. On November 23, 1999 the Company granted to certain officers 90,000 fully vested Common Stock options at $2.00, which was the fair market value of the underlying stock on the grant date. The Board of Directors also authorized the Company to issue 150,000 shares of fully vested Common Stock to consultants for services rendered and to be rendered, at a price of $2.00 per share. These shares have been registered under the Securities Act of 1933, as amended.

         6.       Subsequent Events

         As authorized by the Board of Directors in January, 2000, the Company
a) registered for resale under the Securities Act of 1933, 13,013,597 shares of Common Stock which underlie the current Private Placement Offering, the conversion of the Senior Notes, and all Warrants, options, purchase rights and Stock issued by the Company; b) authorized issuance of up to 1,000,000 shares of restricted Common Stock at $2.00 per share, to several institutional investors;
c) reduced the exercise price of the 1999-A Common Stock Purchase Warrants to $.50 through January 31, 2000, after which time it shall be increased to $1.00;
d) extended the expiration date of the 1999-B Common Stock Purchase Warrants from March 31, 2000 to June 1, 2000, except that if at least half of a holder's Warrants have been exercised by June 1, 2000, then the expiration date for the remaining Warrants shall be extended until November 1, 2000; e) extended the period to June 1, 2000 during which the exercise price of the 11,740 purchase rights is reduced from $10.00 to $2.00 per share; f) extended the period to June 1, 2000 during which the exercise price of 168,600 Warrants is reduced to $2.00 per share from original prices ranging from $3.00 to $5.00; g) issued a total of 45,000 fully vested shares of Common Stock at $2.25 to several consultants for services to be rendered. Such shares were registered under the Securities Act of 1933, as amended.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

              This Form 10-QSB contains certain forward looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," "expects," "anticipates," or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company's actual results to differ materially from those projected, include, for example
(i) the ability of the Company to generate sufficient sales to generate operating profits, or to sell products at a profit, (ii) the ability of the Company to raise funds in the future through sales of securities, (iii) whether the Company is able to enter into binding agreements with third parties to assist in product or network development, (iv) the ability of the Company to commercialize its developmental products, or if actually commercialized, to obtain commercial acceptance thereof, (v) the ability of the Company to compete with its competitors to obtain market share, (vi) the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations, or (vii) the ability to prevail in its pending legal proceeding with MBE. Although the Company believes that the forward looking statements contained herein are reasonable, it can give no assurance that the Company's expectations will be met.

Results of Operations

         The fiscal quarter ended December 31, 1999 resulted in a net operating loss of $1,935,119 compared to a net loss of $709,656 for the fiscal quarter ended December 31, 1998, for the reasons described below. Losses are projected to continue until sufficient revenue is generated from equipment sales and licensing fees from the Company's proprietary technology.

         Revenues were $580,312 compared to $1,550,387 from the previous year's fiscal quarter. This $970,075 or 63% shortfall reflects the large Prime Hospitality rollout of the MBE Business Express(TM) last year at this time. Of the total revenues, equipment sales totaled $414,459, a decrease of $1,030,631 or 71% over the same period last year. License fees, however, increased to $165,853 from $105,297 for the same period during the prior year, an increase of 57%. This is due to the continuing increase in the installed base of control systems. Revenue is still well below the level required for the Company to be profitable.

         Cost of equipment sales for the period included labor and equipment of $388,706 which represented a decrease of $879,674 or 69% versus the same period during the prior year, and is directly attributable to the decrease in equipment sales described above.

         General and administrative expenses of $977,606 increased by $432,688 or 79% from the same quarter last year. The principal reason was a large increase in legal costs of $296,432 or 151%. Of this increase, $275,772 was for legal fees related to the MBE litigation described in Part II, Item 1 (Legal Proceedings), most of which has been funded through the issuance of Company stock and therefore does not consume cash. Other components of general and administrative costs included increases in outside services of $110,787 or 270%; product development cost increases of $19,315, and increases in telephone expenses of $18,593 or 78%; offset by reductions in promotions and trade shows of $34,676 or 62%.

         Compensation expense of $703,302 increased by 101% due to increased personnel activities in all areas of the Company. The interest expense of $424,063 increased by $417,567, which was due to two factors. The increase in non-cash amortization of the debt issuance cost and the equity component was $262,151; while the remaining increase was primarily due to interest payments on the 12% Senior Debt. Depreciation expense decreased from $27,200 to $9,418, primarily due to the transfer of $13,021 of depreciation expense to cost of goods as offset to licensing revenues generated from installations owned by the Company.

         During the quarter, shares of common stock have been issued in lieu of cash payments with a fair value of $432,526, and are reflected primarily as an increase in prepaid assets.

         As of December 31, 1999, the Company had an installed base of a total of 1,307 control systems, distributed as follows: 1,132 Business Express(R) or MBE Business Express(TM) control systems, 57 Business Express(R) Limited Service Series (LSS) control systems, 36 Copy Express(TM) control systems, 27 Debit Express(TM) control systems, 11 Fax/Printer Express(TM) control systems, 41 Public PC(TM) control systems, and 3 TransAct(TM) control systems located at various hotels and libraries throughout the United States and Canada. The total Business Express(R) or MBE Business Express(TM) locations as of December 31, 1999 is 343, compared to 248 locations as of December 31, 1998. The total license fee revenues received by the Company from these systems increased 57% from the same quarter last fiscal year but is still well below the level required to achieve profitability.

         The six month period ended December 31, 1999 resulted in a net operating loss of $3,822,650 compared to a net loss of $1,380,137 for the comparable period ended December 31, 1998. Revenues were $1,093,504 compared to $2,342,846, a $1,249,342 or 53% reduction. Of the total revenues, equipment sales totaled $772,786, a decrease of $1,384,598 or 64%. Cost of sales of $705,092 represented a decrease of $1,186,466, and is directly attributable to the decrease in equipment sales. General and administrative expenses of $2,162,896 increased by $1,164,558 or 117%. The principal reason was a large increase in legal fees of $757,344 related to the MBE litigation described in
Part II, Item 1, (Legal Proceedings). Other components of general and administrative costs included increases in outside marketing and operational services of $223,127, and increased charges for consulting and professional fees of $63,346 or 43%; offset by reductions in field service repair costs of $37,056 and reductions in travel and entertainment and trade show costs of $54,474. Compensation expense of $1,150,916 increased by $462,436 or 67% due to increased personnel activities in all areas of the Company. Debt related expenses including interest charges increased $834,531 over the comparable six month period last year, due to the Senior Notes outstanding for this current period.

Plan of Operations

         The Company has developed a product line extension to its flagship Business Express(R) product, called the Business Express(R) Limited Service Series (LSS). The LSS has copier and fax capabilities plus laptop printing, dataport capabilities and credit card activated phone. The LSS is targeted to the heart of the hospitality industry, which includes mid-market, limited service and economy properties. As of December 31, 1999, 34 LSS locations have been installed, in Holiday Inns, Best Westerns and other hotels.

         The Company's next generation of terminal, e-Port(TM), would contain the functionality of the current TransAct(TM) terminal for card processing, control and data management, and in addition would offer capability for public access electronic commerce and advertising using the internet. The Company introduced to the public a preliminary version of e-Port(TM) in mid December. A limited number of e-Port(TM) units have been manufactured, and during the remainder of the fiscal year, the Company anticipates that it would beta-test these terminals in selected hospitality and other locations, and believes that it would begin selling e-Port(TM) in the next fiscal year.

          The Company is working with a Fortune 100 consumer products company, pursuant to which the consumer products company would establish a pilot program using e-Port(TM) in a limited number of its beverage vending machines. The pilot is expected to begin in the early spring and last several months, with all costs covered. The Company is in discussions with the consumer products company regarding a comprehensive business relationship if the pilot program is a success. In June 1999, the Company received a notice of allowance for a vending application of its technology, with patent issuance expected soon.

              The Company continues to work with its business partner IBM on a number of different projects. A proposal is being developed with IBM whereby IBM will provide value added design, development, fulfillment and product warranty services for e-port(TM). The goal is to benefit from IBM research, purchasing, manufacturing and global services to provide the Company with shortened time to market, product excellence, a variety of form factors, and a lower total cost of goods. IBM is also working with the Company to help design an enhanced internet-capable version of the network which will underlie all transaction processing for e-Port(TM), including advertising and e-commerce.

         The Company is marketing its products through its full-time sales staff consisting of two national accounts salespeople and three regional sales managers, either directly to customer locations or to management companies servicing these locations. Strategic partnerships and pilot programs with key customers continue to be pursued and developed.


Liquidity and Capital Resources

         For the six month period ended December 31, 1999, there was a net increase in cash of $1,079,413. This was attributable primarily to net proceeds of $3,603,410 from the issuance of Common Stock and the exercise of warrants, and the collection of $141,795 of subscriptions receivable. Cash was used by the operating loss of $3,822,650, partially offset by favorable changes of $1,305,021 in operating assets and liabilities including the effect of using stock in lieu of cash payments, and $518,760 of non cash amortization of the equity component of the Senior Note. As of December 31, 1999, total cash on hand was $2,744,429, and working capital was $2,952,993, of which $1,040,867 was invested in inventory.

         During October 1999, the Company's Board of Directors authorized a private placement offering (the "1999-B" Offering) to accredited investors of 150 units (later increased to 356 units) at a unit price of $10,000. Each unit of the Offering consists of 10,000 shares of restricted Common Stock at $1.00 per share, and 10,000 1999-B Common Stock purchase warrants. Each 1999-B Common Stock purchase warrant entitles the holder to purchase one share of restricted Common Stock for $2.00 at any time through March 31, 2000. As of December 31, 1999, all 356 units have been sold at $10,000 per unit, resulting in the commitment of gross proceeds of $3,560,000 to the Company.

         The Company believes that proceeds from the above Offering, together with funds available from the potential exercise of outstanding warrants and options, plus the newly authorized ability to issue up to 1,000,000 shares of Common Stock at $2.00 (see Note 6, Subsequent Events, above) plus increased revenues from its business would be sufficient to fund operations and development costs until at least through the end of the calendar year. However, there can be no assurance that any such additional sales of securities could be made by the Company or that increased revenues would result from its business activities. Under such circumstances, the Company may cease to be a going concern or may have to reduce its operations.


Year 2000 Compliance

         The Company's Year 2000 remediation efforts have resulted in a transition into the new millenium with no known problems to date.

Part II - Other information

Items 3, 4 and 5 are not applicable.

Item 1.   Legal Proceedings

         The current litigation with Mail Boxes Etc. is described in the Company's Form 10-KSB for the fiscal year ended June 30, 1999. On January 7, 2000 the Company filed a First Amended Answer and Counterclaims. As set forth in the Form 10-KSB, the Company has denied the allegations set forth in MBE's original complaint of September 1998. In addition to the counterclaims previously set forth, the Company has stated additional claims against MBE, including that MBE misrepresented to USA that MBE's franchisees would be capable of selling the Joint Venture's products. The new counterclaims seek relief from MBE for intentional and negligent misrepresentation and seek recovery of an unspecified amount of money damages in excess of 10 million dollars as well as punitive damages. The Company has eliminated its demand for injunctive relief regarding the Joint Venture Agreement and ICW Project as described in the Form 10-KSB because the Joint Venture has now been terminated.

         On January 7, 2000, MBE filed a First Amended Complaint. In addition to the allegations set forth in MBE's original complaint, MBE has stated numerous additional claims against the Company, including that the Company failed to develop for MBE a working ICW Project as promised, the Company owes MBE $392,760 under the Joint Venture Agreement, and the Company's technology was not viable and "public proof" as promised. The new claims seek relief from the Company for intentional misrepresentation, breach of the Joint Venture Agreement, breach of express and implied warranty, breach of fiduciary duty, and trade libel, and seek recovery of an unspecified amount of money damages in excess of 10 million dollars as well as punitive damages.

         The Company believes that the claims of MBE are without merit and that it will prevail in this matter. Accordingly there has been no provision recorded for this action in the financial statements.

         On January 27, 2000 MBE filed a motion in the United States District Court for the Southern District of California to dismiss three claims of the Company's amended counterclaims against MBE. Subsequent to this filing, MBE has agreed to withdraw a portion of its motion to dismiss that relates to one of USA's claims. The date for a hearing on the remaining motion is set for February 28, 2000, although both parties have agreed to continue the hearing to March 13, 2000. The Company will oppose the motion to dismiss.

         Both parties have requested a jury trial. To date, the parties have been conducting discovery but no trial date has been set. By court order, discovery is currently required to be completed by June 9, 2000.

Item 2.  Changes in Securities

         During August 1999, the Company's Board of Directors authorized issuance of a total of 377,800 shares of Common Stock to various employees and consultants at $2.00 per share for services rendered or to be rendered in fiscal year 2000, in lieu of cash compensation. Of such shares, 3,000 constitute restricted securities as such term is defined under the Act, and the remaining shares have been registered under the Securities Act of 1933, as amended ("Act"). Of the 377,800 total shares, 278,000 shares were issued during the quarter ended September 30, 1999, and an additional 66,263 shares were issued during the quarter ended December 31, 1999.

         During the quarter ended December 31, 1999, 627,700 1999-A Common Stock purchase warrants were exercised at $.50 per warrant, generating gross proceeds of $313,850. Such shares of Common Stock were issued pursuant to the exemption from registration set forth in Section 4(2) of the Act. All of such shares have been registered for resale by the holder thereof under the Act.

         During the quarter ended December 31, 1999, the Company issued 1,700 shares of Common Stock upon the conversion of 1,700 shares of Series A Preferred Stock and issued 1,147 shares of Common Stock upon the conversion of $11,470 of cumulative dividends accrued and unpaid on the aforesaid shares of Preferred Stock. Such shares of Common Stock were issued pursuant to the exemption from registration set forth in Section 3(a)(9) of the Act.

         In November 1999, the Company issued to several executive officers fully vested options to acquire up to 90,000 shares of Common Stock at $2.00 per share. The options are exercisable at any time within five years following issuance. The Company issued the options pursuant to the exemption from registration set forth in Section 4(2) of the Act. The Company has registered all of the shares of Common Stock underlying the options for resale by the holder under the Act.

         During October, November and December 1999, the Company sold 356 units at $10,000 each for aggregate gross proceeds of $3,560,000. Each unit consisted of 10,000 shares of Common Stock and 10,000 1999-B Common Stock purchase warrants. Each warrant is exercisable at $2.00 per share of Common Stock. The shares of Common Stock and warrants were offered and sold by the Company pursuant to the exemption from registration set forth in Section 4(2) of the Act and the Rules promulgated thereunder. The Company has registered for resale by the holder under the Act all of such shares of Common Stock as well as the shares of Common Stock underlying the warrants.

         In December 1999, the holder of 10,000 of the GEM Warrants which had been issued in June 1997 exercised such warrants for $2.00 per share resulting in $20,000 of gross proceeds. The shares were issued by the Company pursuant to Regulation S promulgated under the Act.


Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits
     None

b)   Reports on Form 8-K
     On November 3, 1999 the Company filed a Form 8-K reporting an event under
     Item 5.
     On December 3, 1999 the Company filed a Form 8-K reporting an event under
     Item 5.

                                   Signatures



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      USA TECHNOLOGIES, INC.

Date:  February 14, 2000               /s/ George R. Jensen, Jr.
                                       ------------------------------------
                                       George R. Jensen, Jr.,
                                       Chairman, Chief Executive Officer

Date:  February 14, 2000               /s/ Leland P. Maxwell
                                       ------------------------------------
                                       Leland P. Maxwell,
                                       Senior Vice President,
                                       Chief Financial Officer