Form 10QSB
period 2000-03-31
USA TECHNOLOGIES INC
filed 2000-05-15
CIK 896429

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 1O-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2000
                              -----------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

                         Commission file number 33-70992

                             USA Technologies, Inc.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)


           Pennsylvania                           23-2679963
           ------------                          -----------
(State or other jurisdiction of         (I.R.S. employer Identification No.)
 incorporation or organization)

200 Plant Avenue, Wayne, Pennsylvania                      19087
-------------------------------------                      -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, area code first.        (610)-989-0340
                                                       ---------------


Check whether the Registrant has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            ---   ---

As of May 5, 2000, there were 13,381,006 shares of Common Stock, no par value, and 571,027 shares of Series A Convertible Preferred Stock, no par value, outstanding.

                             USA TECHNOLOGIES, INC.


                                      INDEX

                                                                                 PAGE NO.
Part I - Financial Information

         Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets - March 31, 2000 (Unaudited)
         and June 30, 1999                                                             1

         Consolidated Statements of Operations - Three and nine months ended
         March 31, 2000 and 1999 (Unaudited)                                           2

         Consolidated Statement of Shareholders' Equity (Deficit)
         March 31, 2000 (Unaudited)                                                    3

         Consolidated Statements of Cash Flows - Nine months ended
         March 31, 2000 and 1999 (Unaudited)                                           5

         Notes to Consolidated Financial Statements (Unaudited)                        6

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                           9

Part II - Other Information                                                           14

         Item 1.  Legal Proceedings                                                   14

         Item 2.  Changes in Securities                                               14

                             USA Technologies, Inc.
                           Consolidated Balance Sheets

                                                                            March 31,                 June 30,
                                                                             2000                      1999
                                                                          ------------              -----------
                                                                          (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                             $  3,385,430              $ 1,665,016

    Accounts receivable less allowance
       For uncollectible accounts of $79,915 at March
       31, 2000 (unaudited) and $69,555 at June 30, 1999                       192,635                  361,463
    Inventory                                                                1,117,375                1,255,836
    Subscriptions receivable                                                   340,222                  178,873
    Prepaid expenses and deposits                                              615,112                   42,746
                                                                          ------------              -----------
Total current assets                                                         5,650,774                3,503,934

Property and equipment,  at cost, net of accumulated
  Depreciation of $446,094 at March 31, 2000
  (unaudited) and $382,857 at  June 30, 1999                                   361,861                  143,670
Other assets                                                                    14,740                   10,250
                                                                          ------------              -----------
Total assets                                                              $  6,027,375              $ 3,657,854
                                                                          ============              ===========

Liabilities and shareholders' equity (deficit)
Current liabilities:
    Accounts payable                                                      $    758,018              $   917,141
    Note payable-equipment                                                      83,689                  804,485
    Accrued expenses                                                           729,523                  498,548
    Current obligations under capital leases                                     9,144                    4,393
                                                                          ------------              -----------
Total current liabilities                                                    1,580,374                2,224,567

Senior Notes                                                                 2,466,640                2,054,232
Obligations under capital leases, less current portion                          37,450                   22,584
                                                                          ------------              -----------
Total liabilities                                                            4,084,464                4,301,383

Shareholders' equity (deficit):
   Preferred Stock, no par value:
     Series A Convertible Preferred:
        Authorized shares - 1,200,000; issued and outstanding
            shares - 595,027 at March 31, 2000 (unaudited) and
            640,577 at June 30, 1999 (liquidation preference of
            $9,941,719 at March 31, 2000 - unaudited)                        4,214,634                4,537,128
   Common Stock, no par value:
     Authorized shares - 62,000,000
     Issued and outstanding shares - 13,083,732 at
            March 31, 2000 (unaudited) and 6,191,097
            At June 30, 1999                                                23,398,919               14,277,763
   Subscriptions receivable                                                    (31,446)                 (83,983)
   Accumulated deficit                                                     (25,639,196)             (19,374,437)
                                                                          ------------              -----------
Total shareholders' equity (deficit)                                         1,942,911                 (643,529)
                                                                          ------------              -----------
Total liabilities and shareholders' equity (deficit)                      $  6,027,375              $ 3,657,854
                                                                          ============              ===========

See accompanying notes.

                             USA Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                              Three months ended                       Nine months ended
                                                   March 31,                               March 31,
                                           2000               1999                  2000               1999
                                     --------------------------------------    ---------------------------------
Revenues:
    Equipment sales                  $   159,011         $   864,343          $    931,797           $ 3,021,727
    License and transaction fees         155,245             133,093               475,963               318,555
                                     --------------------------------------   ----------------------------------
Total revenues                           314,256             997,436             1,407,760             3,340,282


Operating Expenses:
    Cost of equipment sales              159,310             684,836              864,402              2,576,394
    General and administrative         1,392,857             616,069            3,555,753              1,614,407
    Compensation                         513,382             336,674            1,664,299              1,025,154
    Depreciation and amortization         20,150              31,710               46,736                 82,012
                                     --------------------------------------   ----------------------------------
Total operating expenses               2,085,699           1,669,289            6,131,190              5,297,967
                                     --------------------------------------   ----------------------------------
                                      (1,771,443)           (671,853)          (4,723,430)            (1,957,685)


Other income (expense):
    Interest income                       27,303               1,534               49,471                  5,229
    Interest expense                    (402,894)            (20,353)          (1,245,332)               (28,260)
    Joint Venture activities             (28,005)            (67,971)             (78,398)              (158,064)
                                     --------------------------------------   ----------------------------------
Total other income (expense)            (403,596)            (86,790)          (1,274,259)              (181,095)

Net loss                              (2,175,039)           (758,643)          (5,997,689)            (2,138,780)

Cumulative preferred dividends          (460,895)           (499,033)            (930,078)            (1,002,453)
                                     --------------------------------------   ----------------------------------
Loss applicable to common shares     $(2,635,934)        $(1,257,676)         $(6,927,767)           $(3,141,233)
                                     ======================================   ==================================

Loss per common share (basic and
diluted)                             $     (0.22)        $     (0.30)         $     (0.76)           $     (0.77)
                                     ======================================   ==================================

Weighted average number of common
shares outstanding (basic and
diluted)                              12,115,239           4,132,107            9,138,032              4,059,540
                                     ======================================   ==================================

See accompanying notes.

                             USA Technologies, Inc.
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                   Series A
                                                  Convertible
                                                   Preferred        Common       Subscriptions     Accumulated
                                                     Stock           Stock         Receivable        Deficit           Total
                                                -----------------------------------------------------------------------------------
Balance, June 30, 1999                          $  4,537,128     $14,277,763       $ (83,983)      $(19,374,437)     $ (643,529)
Issuance of 210,023 shares of Common Stock to
   employees as compensation                               -         504,425                                  -         504,425
Conversion of 45,550 shares of Convertible
   Preferred Stock to 45,550 shares of Common
   Stock                                            (322,494)        322,494                                  -               -
Conversion of $267,070 of cumulative
   preferred dividends into 26,707 shares of
   Common Stock at $10.00 per share                        -         267,070               -           (267,070)              -
Issuance of 418,000 shares of Common Stock in
   exchange for professional and consulting
   services                                                -         836,000               -                 -          836,000
Exercise of 910,600 Common Stock warrants at
   $.50 per share                                          -         455,300               -                  -         455,300
Exercise of 217,750 Common Stock warrants at
   $2.00 per share                                         -         435,500               -                  -         435,500
Exercise of 34,000 Common Stock
   Warrants at $2.50 per share                             -          85,000               -                  -          85,000
Exercise of 10,000 Common Stock
   Options at $1.50 per share                              -          15,000               -                  -          15,000
Exercise of 6,500 Common Stock
   Options at $2.50 per share                              -          16,250               -                  -          16,250
Issuance of 150,000 Common Stock warrants in
   exchange for professional services                      -          99,000               -                 -           99,000
Issuance of 210,000 shares of Common Stock
   from the conversion of $525,000 of the 12%
   Senior Notes                                            -         339,931               -                 -          339,931
Issuance of 3,560,000 shares  of Common Stock
   at $1.00 per share in connection with the
   1999-B Private Placement, net of offering
   costs of $96,058                                        -       3,463,942               -                 -        3,463,942
Issuance of 1,263,500 shares of Common Stock at
   $2.00 per share in connection  with the 2000-A
   Private Placement, net of offering
   costs of $220,902                                       -       2,306,098               -                 -        2,306,098
Reduction of 20,000 shares of Common Stock
   issued in connection with the cancellation
   of $50,000  Senior Notes                                           (5,618)                                            (5,618)
Reduction of 10,000 warrants in connection
   with the cancellation of $50,000 Senior
   Notes                                                             (19,559)                                           (19,559)
Collection of subscriptions receivable                                                52,537                             52,537
Net loss                                                   -               -                         (5,997,689)     (5,997,689)
                                               ----------------------------------------------------------------------------------
Balance, March 31, 2000                         $  4,214,634     $23,398,919       $ (31,446)      $(25,639,196)     $1,942,911
                                               ==================================================================================

See accompanying notes.

                             USA Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Nine months ended March 31,
                                                                              2000              1999
                                                                        ----------------------------------
Operating activities
Net loss                                                                $    (5,997,689)   $    (2,138,780)
Adjustments to reconcile net loss to net cash
 used in operating activities:
       Compensation charges incurred in
          Connection with the issuance of Common Stock                          848,969             37,100
       Interest expense relating to Senior Note Offering                        752,339                  -
       Depreciation                                                              68,741             82,012
       Provision for allowance for uncollectible accounts                        10,360                  -
       Changes in operating assets and liabilities:
          Accounts receivable                                                   158,468           (526,321)
          Inventory                                                              38,215           (367,708)
          Prepaid expenses, deposits, and other assets                           13,923            (11,946)
          Accounts payable                                                     (159,123)         1,701,139
          Accrued expenses                                                      230,975            (20,709)
                                                                        ----------------------------------
Net cash used in operating activities                                        (4,054,822)        (1,245,213)

Investing activities
Purchase of property and equipment                                             (139,704)            (8,984)
                                                                        ----------------------------------
Net cash used in investing activities                                          (139,704)            (8,984)

Financing activities
Repayment of note payable - equipment                                          (720,796)                 -
Net proceeds from issuance of Senior Notes                                      171,411            883,192
Net proceeds from issuance of Common Stock and
    exercise of Common Stock warrants and options                             6,422,691            193,775
Net proceeds from issuance of Convertible
    Preferred Stock                                                                   -            234,485
Net decrease in Subscriptions Receivable                                         48,999                  -
Repayment of principal on capital lease obligations                              (7,365)           (19,567)
                                                                        ----------------------------------
Net cash provided by financing activities                                     5,914,940          1,291,885
                                                                        ----------------------------------

Net increase in cash and cash equivalents                                     1,720,414             37,688
Cash and cash equivalents at beginning of year                                1,665,016            324,824
                                                                        ----------------------------------
Cash and cash equivalents at end of period                              $     3,385,430    $       362,512
                                                                        ==================================

Supplemental disclosures of cash flow information:
      Cash paid for interest on 12% Senior Notes                        $       270,939    $             -
                                                                        ==================================
      Prepaid stock compensation                                        $       590,779    $             -
                                                                        ==================================
      Transfer of depreciation to cost of goods                         $        22,005    $             -
                                                                        ==================================
      Non-cash addition to property and equipment                       $        20,000    $             -
                                                                        ==================================
      Transfer of inventory to property and equipment                   $       100,246    $             -
                                                                        ==================================
      Capital lease obligations                                         $             -    $        29,242
                                                                        ==================================

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

         The Company has further developed its control systems to include interactive advertising and e-commerce capabilities. It is anticipated that terminals will be piloted by various customers and manufactured in production quantities by the fourth quarter of calendar 2000. The Company anticipates that interactive advertising and e-commerce revenues from e-Port will grow to become a significant portion of overall Company revenues in the future.

                  As of March 31, 2000, the Company had a total installed base of 1,321 control systems, distributed as follows: 1,122 Business Express(R) or MBE Business Express(TM) control systems, 75 Business Express(R) Limited Service
(LSS) control systems, 36 Copy Express(TM) control systems, 27 Debit Express(TM) control systems, 11 Fax/Printer Express(TM) control systems, 42 Public PC(TM) control systems, and 8 TransAct(TM) control systems located primarily at various hotels and libraries throughout the United States and Canada. The total Business Express(R) or MBE Business Express(TM) or LSS locations as of March 31, 2000 is 352.

2. Accounting Policies

         Interim Financial Information

         The financial statements and disclosures included herein for the three and nine months ended March 31, 2000 and 1999 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments consisting of adjustments of a normal and recurring nature which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position and the results of its operations and cash flows.

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

3. Private Placement Offerings and Senior Note Activity

         On October 21, 1999, the Company's Board of Directors authorized a private placement offering (the "1999-B" offering) to accredited investors of 150 units (later increased to 356 units by the Board of Directors) at a unit price of $10,000. Each unit of the Offering consisted of 10,000 shares of restricted Common Stock at $1.00 per share, and 10,000 1999-B Common Stock purchase warrants. Each 1999-B Common Stock purchase warrant entitles the holder to purchase one share of restricted Common Stock for $2.00 at any time through March 31, 2000. All 356 units have been sold, resulting in net proceeds of $3,463,942 to the Company.

         On October 21, 1999, the Company's Board of Directors also authorized voluntary conversion of all or any part of the 12% Senior Notes into shares of restricted Common Stock at the rate of $2.50 per share, at any time until the maturity date of December 31, 2001. The Company has registered under the Securities Act of 1933 the Common Stock underlying the Senior Notes for resale by the holder. During the quarter ended, anf thruough March 31, 2000, $525,000 of the Senior Notes were converted into 210,000 shares of unrestricted Common Stock. Also during the quarter, 5 units ($50,000) of the Senior Note were cancelled, resulting in the reduction of 10,000 1999-A Warrants and 20,000 shares of Common Stock.

         On January 12, 2000, the Board of Directors authorized the Company to sell up to 1,000,000 shares of restricted Common Stock at $2.00 per share to accredited investors (the "2000-A" offering). This offering has since been amended to allow an additional 300,000 shares to be sold, through April 15, 2000. At March 31, 2000, 1,263,500 shares have been sold, generating net proceeds to the Company of $2,306,098. Subsequent to March 31, 2000, all remaining shares have been sold.

         During January, 2000, the Board authorized the Company to issue 45,000 fully vested shares of Common Stock to consultants for services rendered and to be rendered, at the then current market value of $2.25.

4. MBE Joint Venture

        In May, 1999, the MBE Business Express Joint Venture (JV) was terminated. Obligations for continued servicing of JV installations are being met by the Company. At March 31, 2000 the JV recorded gross accounts payable to MBE of $140,793. The Company is currently involved in legal proceedings with MBE. See discussion in Legal Proceedings in Part II.


5. Stock Options, Warrants, Purchase Rights and Shares Outstanding

         On January 12, 2000, the Board of Directors authorized the Company to
a) reduce the exercise price of the 1999-A Common Stock Purchase Warrants to $.50 through January 31, 2000, after which time it shall be increased to $1.00;
b) extend the expiration date of the 1999-B Common Stock Purchase Warrants from March 31, 2000 to June 1, 2000, except that if at least half of a holder's Warrants have been exercised by June 1, 2000, then the expiration date for the remaining Warrants shall be extended until November 1, 2000; c) extend the period to June 1, 2000 during which the exercise price of the 11,740 purchase rights is reduced from $10.00 to $2.00 per share; and d) extend the period to June 1, 2000 during which the exercise price of 168,600 Warrants is reduced to $2.00 per share from original prices ranging from $3.00 to $5.00.

         On May 11, 2000, the Board of Directors authorized the Company to a) extend the expiration date of the 1999-B Common Stock Purchase Warrants from June 1, 2000 to June 30, 2000, except that if at least half of a holder's Warrants have been exercised by June 30, 2000, then the expiration date for the remaining Warrants shall be extended until November 1, 2000; b) extend the period to June 30, 2000 during which the exercise price of the 11,740 purchase rights is reduced from $10.00 to $2.00 per share; and c) extend the period to June 30, 2000 during which the exercise price of 168,600 Warrants is reduced to $2.00 per share from original prices ranging from $3.00 to $5.00.

         As of March 31, 2000, there were 11,740 Common Stock Purchase Rights outstanding; 991,267 options outstanding to purchase Common Stock at exercise prices ranging from $.50 to $5.00 per share, of which 811,267 were vested; 3,452,250 shares of Common Stock issuable upon exercise of the 1999-B warrants issued between October and December, 1999; 13,000 shares of Common Stock issuable upon exercise of the 1999-A warrants issued between November 1998 and June 1999; 5,000 shares of Common Stock issuable upon exercise of the 1998-B warrants issued in July 1998; 4,000 shares of Common Stock issuable upon exercise of the 1998-A warrants issued in January and February 1998; 100,000 shares of Common Stock issuable upon exercise of warrants issued to affiliates and/or consultants of GEM Advisors, Inc. in June 1997; 1,500 shares of Common Stock issuable upon exercise of the 1997 warrants issued in July 1997; 4,000 shares of Common Stock issuable upon exercise of the 1996-B warrants issued in January and February 1997; 86,800 shares of Common Stock issuable upon exercise of the 1996 warrants issued in 1996; 67,300 shares of Common Stock issuable upon exercise of the 1995 warrants issued in 1995; 1,637,200 shares of common stock issuable upon conversion of $4,093,000 of the remaining 12% Senior Notes;
and 116,000 shares of Common Stock issuable upon exercise of warrants issued to a consultant in August 1999. In addition, the 595,027 shares of Series A Preferred Stock are convertible into 595,027 shares of Common Stock and the $3,991,449 of accrued and unpaid dividends thereon are convertible into 399,145 shares of Common Stock.

6. Subsequent Events

         On April 14, 2000, the Company's Board of Directors authorized issuance of up to 25,000 shares of registered Common Stock, to be available for use by the Chairman and Chief Executive Officer for issuance to future or current employees, directors or consultants as compensation or as signing bonus. Also on that date, the Board of Directors authorized the Company to issue 150,000 shares of fully vested, registered Common Stock at the then fair market value of $2.25 for legal services in connection with the MBE litigation. The Board also permanently reduced the exercise price of 116,000 of outstanding warrants held by a consultant from $2.50 to $1.00; and agreed to register 43,400 formerly restricted shares of Common Stock held by a consultant.

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

Results of Operations

         The fiscal quarter ended March 31, 2000 resulted in a net operating loss of $2,175,039 compared to a net loss of $758,643 for the fiscal quarter ended March 31, 1999, for the reasons described below. Losses are projected to continue until sufficient revenue is generated from equipment sales and licensing fees from the Company's proprietary technology.

         Revenues were $314,256 compared to $997,436 from the previous year's fiscal quarter. This $683,180 or 69% shortfall reflects the large Prime Hospitality rollout of the MBE Business Express(TM) last year at this time. Of the total revenues, equipment sales totaled $159,011, a decrease of $705,332 or 82% over the same period last year. License fees, however, increased to $155,245 from $133,093 for the same period during the prior year, an increase of 17%. This is due to the continuing increase in the installed base of control systems. Revenue is still well below the level required for the Company to be profitable.

         Cost of sales for the period included labor and equipment of $159,310 which represented a decrease of $525,526 or 77% versus the same period during the prior year, and is directly attributable to the decrease in equipment sales described above.

         General and administrative expenses of $1,392,857 increased by $776,788 or 126% from the same quarter last year. The principal reason was a large increase in legal costs of $355,095 or 117%. Of this increase, $280,272 was for legal fees related to the MBE litigation described in Part II, Item 1 (Legal Proceedings), which has been funded through the issuance of Company stock and therefore does not consume cash. Other components of general and administrative costs included an increase in outside services of $147,273 or 351%; consulting fees increase of $72,050, advertising cost increase of $42,105, professional fees increase of $40,139, repairs and maintenance expense increase of $34,942, travel expense increases of $26,641, and increases in telephone expenses of $19,976 or 72%.

         Compensation expense of $513,382 increased by 52% due to increased personnel activities in all areas of the Company. The interest expense of $402,894 increased by $382,541, which was due to two factors. The increase in non-cash amortization of the debt issuance cost and the equity component was $258,401; while the remaining increase was primarily due to interest payments on the remaining 12% Senior Debt. Depreciation expense decreased from $31,710 to $20,150, primarily due to the transfer of $8,984 of depreciation expense to cost of goods as offset to licensing revenues generated from installations owned by the Company.

             During the quarter, shares of common stock have been issued in lieu of cash payments with a fair value of $351,899, and are reflected primarily as an increase in prepaid assets.

                  As of March 31, 2000, the Company had an installed base of a total of 1,321 control systems, distributed as follows: 1,122 Business Express(R) or MBE Business Express(TM) control systems, 75 Business Express(R) Limited Service Series (LSS) control systems, 36 Copy Express(TM) control systems, 27 Debit Express(TM) control systems, 11 Fax/Printer Express(TM) control systems, 42 Public PC(TM) control systems, and 8 TransAct(TM) control systems located at various hotels and libraries throughout the United States and Canada. The total Business Express(R) or MBE Business Express(TM) locations as of March 31, 2000 is 352, compared to 290 locations as of March 31, 1999. The total license fee revenues received by the Company from these systems increased 17% from the same quarter last fiscal year but is still well below the level required to achieve profitability.

         The nine month period ended March 31, 2000 resulted in a net operating loss of $5,997,689 compared to a net loss of $2,138,780 for the comparable period ended March 31, 1999. Revenues were $1,407,760 compared to $3,340,282, a $1,932,522 or 58% reduction. Of the total revenues, equipment sales totaled $931,797, a decrease of $2,089,930 or 69%. Cost of sales of $864,402 represented a decrease of $1,711,992, and is directly attributable to the decrease in equipment sales. General and administrative expenses of $3,555,753 increased by $1,941,346 or 120%. The principal reason was a large increase in legal fees of $1,112,438 related to the MBE litigation described in Part II, Item 1, (Legal Proceedings). Other components of general and administrative costs included increases in outside marketing and operational services of $370,399, increased charges for consulting and professional fees of $195,535, and increases in costs related to the rental and maintenance of the company's corporate office of $88,087 or 153%; offset by reductions in travel and entertainment and trade show costs of $45,504. Compensation expense of $1,664,299 increased by $639,145 or 62% due to increased personnel activities in all areas of the Company. Debt related expenses including interest charges increased $1,217,072 over the comparable nine month period last year, due to interest charges on the Senior Notes outstanding for this current period and amortization of debt issuance costs and the equity component of the Senior Notes.

Plan of Operations

         The Company has developed a product line extension to its flagship Business Express(R) product, called the Business Express(R) Limited Service Series (LSS). The LSS has copier and fax capabilities plus laptop printing, dataport capabilities and credit card activated phone. The LSS is targeted to the heart of the hospitality industry, which includes mid-market, limited service and economy properties. As of March 31, 2000, 43 LSS locations have been installed, in Holiday Inns, Best Westerns, Red Lions, and other hotels.

         In March 2000, the Company signed an agreement with an affiliate of MeriStar Hospitality Corporation, which is the largest independent hotel management company in the United States, operating approximately 225 hotels and resorts under such names as Hilton, Holiday Inn and Wyndham. The agreement provides that the Company will be the exclusive provider of business center solutions to the approximately half of the hotels and resorts which are owned by MeriStar, and will be recommended as the preferred provider of business center solutions to the other half which are managed but not owned by MeriStar. The agreement expires in February 2002. As of March 31, 2000, two business center solutions have been installed at MeriStar locations.

         In April, 2000, the Company signed an agreement with Wayport, Inc. of Austin Texas, a leading high speed Internet solutions provider. The agreement allows the Company to broaden its business center offering to provide its hotel customers with in-room Internet access; provides faster response times for its current Business Express(R) product; and gives the Company a strategic partner to co-market the Business Express(R).

         The Company's next generation of terminal, e-Port(TM), would contain the functionality of the current TransAct(TM) terminal for card processing, control and data management, and in addition would offer capability for public access electronic commerce and advertising using the internet. The Company introduced to the public a preliminary version of e-Port(TM) in mid December. A limited number of e-Port(TM) units have been manufactured, and during the next several months, the Company anticipates that it would beta-test these terminals in selected locations, and believes that it would begin selling e-Port(TM) in the next fiscal year.

         On May 2, 2000, the Company was issued a United States patent for a system to control and network vending machines. The Company believes that the patent may place it in a solid position to help the $35 billion vending industry in its on-going efforts to network its vending machines together for better control and increases in operating efficiency. The Company also received a notice of allowance for a related patent for a system for batch processing of credit card transactions, and believes that this patent may facilitate a unique ability to affordably process the micro transactions which are typical of vending machine operations. The Company is working with a Fortune 100 consumer products company, in which that company would establish a pilot program using e-Port(TM) in a limited number of its beverage vending machines. The pilot is expected to begin in the spring and last several months, with all costs covered. The Company is in discussions with that consumer products company regarding a comprehensive business relationship if the pilot program is a success. The patent in conjunction with e-Port(TM) would allow a networked, credit card operated system which could manage inventory on a real time basis, and give consumers an internet experience.

              In total, the Company has 7 issued patents, 7 patents for which a notice of allowance has been given, and 27 patents pending. These patents generally cover credit card processing and the system and network in which it functions, which includes office equipment, vending machines and retail points of sale. The most recent patents pending cover the use of the e-Port(TM) including interactive advertising and e-commerce, in a variety of end user applications.

              The Company continues to work with its business partner IBM in designing an enhanced internet-capable version of the network which will underlie all transaction processing for e-Port(TM), including advertising and e-commerce.

         The Company is marketing its products through its full-time sales staff consisting of three national accounts salespeople and two regional sales managers, either directly to customer locations or to management companies or distributors servicing these locations. Strategic partnerships and pilot programs with key customers continue to be pursued and developed.

         In May, 2000, the Company demonstrated its vision for use of the e-Port(TM) at the @d:tech.San Francisco Internet conference. The Company announced its intention to position itself as a key player in the interactive media space, with e-Port(TM) targeted at three Internet markets: interactive advertising, electronic commerce and pervasive computing. As a non-PC device, e-Port(TM) allows Internet access in many locations currently unreachable by the PC, such as retail point of sale and vending.

Liquidity and Capital Resources

         For the nine month period ended March 31, 2000, there was a net increase in cash of $1,720,414. This was attributable primarily to net proceeds of $6,422,691 from the issuance of Common Stock and the exercise of warrants. Cash was used by the operating loss of $5,997,689, partially offset by favorable changes of $282,458 in operating assets and liabilities including the effect of using stock in lieu of cash payments, and $752,339 of non cash amortization of the equity component of the Senior Note. As of March 31, 2000, total cash on hand was $3,385,430, and working capital was $4,070,400, of which $1,117,375 was invested in inventory.

         During October 1999, the Company's Board of Directors authorized a private placement offering (the "1999-B" Offering) to accredited investors of 150 units (later increased to 356 units) at a unit price of $10,000. Each unit of the Offering consists of 10,000 shares of restricted Common Stock at $1.00 per share, and 10,000 1999-B Common Stock purchase warrants. Each 1999-B Common Stock purchase warrant entitles the holder to purchase one share of restricted Common Stock for $2.00 at any time through March 31, 2000. All 356 units have been sold at $10,000 per unit, resulting in net proceeds raised of $3,463,942.

         On January 12, 2000, the Board of Directors authorized the Company to sell up to 1,000,000 shares (later increased to 1,300,000) of restricted Common Stock at $2.00 per share to several institutional investors (the "2000-A" offering). At March 31, 2000, 1,263,500 shares have been sold, generating net proceeds raised of $2,306,098. Subsequent to March 31, 2000, all remaining shares have been sold.

         If all warrants outstanding as of March 31, 2000 were to be exercised at the currently authorized prices, the Company would realize gross proceeds of more than $7 million.

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

Year 2000 Compliance

                  The Company experienced no significant disruptions in mission critical information technology and non-information technology systems in the first quarter of the year 2000, and believes those systems successfully responded to the Year 2000 date change. The Company spent approximately $25,000 during 1999 in remediating these systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties.

Part II - Other information

Items 3, 4, 5 and 6 are not applicable.

Item 1.   Legal Proceedings

              The background of the litigation with Mail Boxes Etc. is described in the Company's Form 10-KSB for the fiscal year ended June 30, 1999, and updated for the subsequent two quarters on Forms 10-QSB . The Court has scheduled a mandatory settlement conference on June 16, 2000.

              The Company has entered into a settlement agreement with Alphanet Hospitality and is waiting for confirmation of completion of terms by Alphanet, after which a notice of dismissal of the Company's complaint will be filed.

Item 2.  Changes in Securities

         During the quarter ended March 31, 2000, 146,900 1999-A Common Stock purchase warrants were exercised at $.50 per warrant, generating gross proceeds of $73,450; 107,750 1999-B Common Stock purchase warrants were exercised at $2.00 per warrant, generating gross proceeds of $215,500; 10,000 options were exercised at $1.50 per option, generating gross proceeds of $15,000; 6,500 options were exercised at $2.50 per option, generating gross proceeds of $16,250; and 34,000 Common Stock purchase warrants were exercised at $2.50 per warrant, generating gross proceeds of $85,000. Such shares of Common Stock were issued pursuant to the exemption from registration set forth in Section 4(2) of the Act. All of such shares have been registered for resale by the holder thereof under the Act.

         During the quarter ended March 31, 2000, the Company issued 28,350 shares of Common Stock upon the conversion of 28,350 shares of Series A Preferred Stock and issued 16,223 shares of Common Stock upon the conversion of $162,230 of cumulative dividends accrued and unpaid on the aforesaid shares of Preferred Stock. Such shares of Common Stock were issued pursuant to the exemption from registration set forth in Section 3(a)(9) of the Act.

         During the quarter ended March 31, 2000, the Company sold 1,263,500 shares of the 2000-A private offering for $2.00 per share, for aggregate gross proceeds of $2,527,000. The shares of Common Stock were offered and sold by the Company pursuant to the exemption from registration set forth in Section 4(2) of the Act and the Rules promulgated thereunder. The Company has registered for resale by the holder under the Act all of such shares of Common Stock as well as the shares of Common Stock underlying the warrants.

                                   Signatures



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              USA TECHNOLOGIES, INC.

Date:  May 15, 2000          /s/ George R. Jensen, Jr.
                             ---------------------------------------------------
                                 George R. Jensen, Jr., Chairman, Chief
                                 Executive Officer

Date:  May 15, 2000          /s/ Leland P. Maxwell
                             ---------------------------------------------------
                                 Leland P. Maxwell, Senior Vice President, Chief Financial Officer