Form 10KSB
period 2000-06-30
USA TECHNOLOGIES INC
filed 2000-09-28
CIK 896429

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
    For the fiscal year ended June 30, 2000 Commission file number: 33-70882
                                       OR
          [ ] Transition report pursuant to section 13 or 15(d) of the
                Securities Exchange Act of 1934 [No Fee Required]

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

Transitional Small Business Disclosure Format Yes ___ No _X_

Registrant's total revenues for its most recent fiscal year..........$2,054,341.

As of September 21, 2000, there were outstanding 15,266,199 shares of Common Stock, no par value, and 562,444 shares of Series A Convertible Preferred Stock, no par value.

The Company's voting securities are traded on the Over the Counter (OTC) Electronic Bulletin Board. The aggregate market value of the company's voting securities held by non-affiliates of the Registrant was $19,937,668 on September 21, 2000 based upon the average bid and asked price of the Registrant's Common Stock and Preferred Stock on that date.

TABLE OF CONTENTS


Part I                                                                         Page
------                                                                         ----

      Item    1.    Business                                                     3

              2.    Properties                                                  11

              3.    Legal Proceedings                                           11

              4.    Submission of Matters to a Vote of Security Holders         13


Part II
-------

      Item    5.    Market for the Registrant's Common Equity and
                    Related Stockholder Matters                                 14

              6.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                         16

              7.    Financial Statements                                        20

              8.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                         21


Part III
--------

      Item    9.    Directors and Executive Officers of the Registrant          21

             10.    Executive Compensation                                      23

             11.    Security Ownership of Certain Beneficial Owners
                    and Management                                              28

             12.    Certain Relationships and Related Transactions              31


Part IV
-------

      Item   13.    Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K                                                    33


USA TECHNOLOGIES, INC.

PART I

Item 1.  Business

         USA Technologies, Inc., a Pennsylvania corporation (the "Company"), was founded in January 1992. The Company is a leading provider and licensor of automated, credit card activated control systems for the copying, debit card and personal computer industries. The Company's devices make available credit card payment technology in connection with the sale of a variety of products and services. The Company generates its revenues from the direct sale of its control systems and the resale of configured office products, from monthly administrative fees paid by locations utilizing its control systems, and from retaining a portion of the monies generated from all credit card transactions conducted through its control systems.

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

         During fiscal year 1997, the Company introduced the Business Express(R), which is being marketed to the hospitality industry as an amenity to the business traveler. The Business Express(R) combines the Company's existing applications for computers, copiers, and facsimiles into a kiosk type configuration. All services provided are credit card activated. The Business Express(R) continues the Company's move toward the sale of the Company's proprietary equipment to operators rather than the revenue sharing arrangements employed in past years. The Company still retains all rights to software and proprietary technology which it licenses to location operators for their exclusive use. As of June 30, 2000, 378 Business Express(R) or MBE Business Express(R) units are installed.

         During the latter part of fiscal year 1999, the Company introduced a product line extension to its flagship Business Express(R) product, called the Business Express(R) Limited Service Series (LSS). The LSS has copier and fax capabilities plus laptop printing, dataport capabilities and credit card activated phone. The LSS is targeted to the heart of the hospitality industry, which includes mid-market, limited service and economy properties. As of June 30, 2000, 69 LSS units are included in the total of 378 Business Express(R) or MBE Business Express(R) units installed.

         The Company generates its revenues from the sale of equipment utilizing its control systems, from retaining a portion of the revenues generated from all credit card transactions conducted through its control systems, and from monthly administrative fees from each location utilizing its control systems. The Company has entered into a joint marketing agreement with Minolta Corporation, and has been designated as an authorized equipment reseller by International Business Machines Corporation and Hewlett-Packard Company. The Company believes that it benefits from the association of its control systems with the well-known brands of business equipment manufactured by these companies.

         On September 24, 1997, the Company entered into a Joint Venture Agreement ("JV") with Mail Boxes Etc. ("MBE"), in order to sell and market automated, credit card activated business centers under the name MBE(TM) Business Express(R) to the hospitality industry. The MBE(TM) Business Express(R) bundles together the same components as the Business Express(R), but under the MBE brand name. In addition, the MBE(TM) Business Express(R) includes a dial-through service to a nearby MBE store making available the products and services of the store. The Company terminated the JV in May 1999 and is currently involved in legal proceedings with MBE. The Company continues to service all field installations.

         In 1998, Prime Hospitality Corp. ("Prime") entered into an agreement with the MBE Joint Venture, pursuant to which Prime would purchase a minimum of 100 MBE(TM) Business Express(R) units for installation at Prime's owned and managed hotels (primarily the AmeriSuites brand). As of June 30, 2000, all installations have been completed, generating total revenues of approximately $1.9 million, almost all of which occurred in the fiscal year ended June 30, 1999.

         During the past fiscal year the Company has focused on developing a new terminal, trademarked "e-Port". It contains all the functionality of the current TransAct(TM) terminal for credit card processing, control and data management, and in addition would offer capability for public access electronic commerce and advertising using the Internet. With the development of e-Port(TM), USA Technologies hopes to position itself to claim a piece of two important market spaces within the new "Internet" economy - electronic commerce and pervasive computing. As of June 30, 2000 there is underway a pilot test of a version of the e-Port(TM) with a Fortune 50 beverage company in two separate geographic vending markets in the United States.

         In May 1999 the Company signed an agreement with International Business Machines Corporation ("IBM") whereby IBM agreed to be the executional partner for certain aspects of the Company's business, including project management services, asset procurement, configuration and testing of equipment, site preparation, installation, maintenance services, and asset management. This agreement expanded an earlier JV agreement from 1,000 to 5,000 locations, and expanded the array of USA products which are eligible for IBM installation. IBM has also signed a letter of intent to help the Company design an enhanced version of the network which will underlie all transaction processing for e-port(TM), including advertising and e-commerce.

         The Company entered into a corporate agreement on May 14, 1999 with Choice Hotels International (which includes the Comfort, Clarion, Quality, Sleep, Econo Lodge, Rodeway and Mainstay brands) which establishes USA as the only endorsed vendor of business center products for its over 3,000 properties. Since then, Choice has promoted the Company's business center products internally to its own hotels. The Company has also entered into a corporate agreement with Promus Hotel Corporation (Embassy Suites, Hampton, and Doubletree brands) which establishes itself as a preferred supplier of business center products for those brands. In addition, the Company's Business Express(R) has been approved and recommended as a solution for business center needs by Marriott for its hotels.

         In March 2000, the Company and MeriStar H&R Operating Company, L.P., an affiliate of MeriStar Hospitality Corporation ("MeriStar"), entered into a Business Center Solutions Supply Agreement. MeriStar is the largest independent hotel management company in the United States, operating 225 hotels and resorts under such known brand names as Hilton, Holiday Inn and Wyndham. The agreement provides that the Company will supply its business center products to MeriStar managed and MeriStar owned hotels. The Company will be listed as the only business center provider in all purchasing guidebooks and purchasing web sites of MeriStar. The Company will be the exclusive provider of business center solutions to the 116 properties owned by MeriStar. MeriStar will recommend the Company as the preferred provider of business center products for the remaining 109 hotels which are managed but not owned by MeriStar. The agreement expires in February 2002, and may be terminated by either party prior thereto upon 60-days prior notice. As of June 30, 2000, business centers have been installed at four MeriStar locations.

         In March 2000, the Company was invited to join the Salutation Consortium, a non-profit group of global information technology companies which includes IBM, Xerox, Hewlett Packard, Hitachi and America Online. The Consortium focuses on providing technologies that improve information exchange among multiple and different pervasive computing devices. By joining the Consortium, the Company expects to ensure compatibility of e-Port(TM) with emerging communications protocols and be in a position to pursue partnerships and alliances.

         In April 2000, the Company signed an agreement with Wayport, Inc. of Austin, Texas, a leading high speed Internet solutions provider. The agreement could benefit the Company in three ways: broadening its business center offering to include providing hotels with in-room high speed Internet access; providing faster response times for its current Business Express(R) product; and giving the Company a strategic partner to co-market its Business Express(R) product.

         In April 2000, the Company announced it will sell its TransAct(TM)credit card device and payment system as a standalone offering to the world's leading office equipment manufacturers and distributors. The Company established a TransAct(TM) Authorized Reseller Program to sign up various independent and national dealers and distributors. As of June 30, 2000, 4 dealers have signed onto the program.

         In May 2000, the Company announced at the @d:tech Internet Conference its intentions to enter the interactive media market space through use of its e-Port(TM) technology. The e-Port(TM) would function as an interactive touchscreen Internet appliance which could allow advertisers the opportunity to target consumers in high traffic locations such as vending and retail point of sale. On June 30, 2000, in furtherance of this strategic initiative, the Company purchased a worldwide license from DoubleClick to use its AdServer software on the e-Port(TM). The Company anticipates that this software would manage any advertising and media campaigns on terminals throughout the world.

         On June 24, 2000 the Company entered into a Development and Manufacturing Agreement ("DMA") with RadiSys Corporation, a leading global designer and manufacturer of building blocks enabling next generation Internet and communications systems. Pursuant thereto, RadiSys will develop a reengineered version of the e-Port(TM) for the Company. RadiSys will then exclusively manufacture the revised e-Port(TM) product for the Company. The DMA can be terminated by either party upon thirty days notice. The Company believes that it would also benefit from RadiSys's purchasing, order fulfillment and product warranty services. RadiSys has significant design and manufacturing expertise in the embedded chip market and is partially owned by Intel.

         On June 28, 2000 the Company and Xerox Corporation entered into a Strategic Alliance Teaming Agreement pursuant to which Xerox would act as a non-exclusive reseller and distribution entity for the Company's Transact(TM) terminals in the United States. Under the Agreement, Xerox would be able to specify Transact(TM) as another value added facet of its managed business center solution, and in addition, would be able to sell Transact(TM) units through its manufacturer representative sales team and through its dealer network. The agreement is a non-exclusive arrangement for both parties and is terminable by either party upon sixty days prior notice.

         On September 15, 2000, the Company signed an Investment Agreement with Swartz Private Equity, LLC, a private equity fund, pursuant to which Swartz agreed to purchase up to $20,000,000 of Common Stock. The purchases would be made at the option of the Company over a period not to exceed three years in amounts and at prices based upon market conditions. The purchase by Swartz is subject to an effective registration statement covering the shares of Common Stock.

         For the years ended June 30, 2000 and 1999, the Company has spent approximately $554,000 and $198,000, respectively for the development of its proprietary technology. These amounts include the expense of outside consultants and contractors as well as compensation paid to certain of the Company's employees and are reflected in compensation and general and administrative expense in the accompanying consolidated financial statements.

         As of June 30, 2000, the Company had 1,134 Business Express(R) or MBE Business Express(R) control systems, 112 Business Express(R) Limited Service control systems, 36 Copy Express(TM) control systems, 27 Debit Express(TM) control systems, 11 Fax/Printer Express(TM) control systems, 40 Public PC(R) control systems and 19 TransActs(TM) located at various hotels and libraries throughout the United States and Canada. Through June 30, 2000 total license and transaction fee revenues received by the Company from these systems, although growing, has not been sufficient to cover operating expenses.

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

Industry Trends

         With trends over the last twenty years indicating an ever increasing customer reliance on the use of credit cards as a method of payment, the Company believes the future of purchasing retail products and services is in credit cards rather than cash. Consumers are constantly searching for ways to purchase quality products and services in the most convenient manner. Examples of this trend include the increasing use of unattended Automated Teller Machines (ATM's) in banking transactions and the use of unattended, self-service gasoline pumps with credit and debit card payment capabilities. Consumers are becoming more accustomed to using credit cards in an ever increasing number of retail and service settings. They increasingly use mail order, telephone and the Internet to order goods and services and use credit cards to pay for them. There are over a billion credit cards in the United States. The Company's products reflect this overall trend and feature automated credit card control systems. To date, the Company has focused its efforts towards the personal computer, copier, and debit card industries. However, with introduction of e-Port(TM), the following trends in the space of electronic commerce and pervasive computing become encouraging signs for the Company:

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

The MBE(TM) Business Express(R)

         The MBE(TM) Business Express(R) bundles together the same components as the Business Express(R): Public PC(R), Copy Express(TM), and Fax Express(TM), but under the MBE brand name. In addition, the MBE(TM) Business Express(R) includes a dial-through service to a nearby MBE store making available the products and services of the store. The Company terminated the JV in May 1999.

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

The e-Port(TM)

         e-Port(TM) contains all the functionality of the current TransAct(TM) terminal for credit card processing, control and data management, and in addition would offer capability for public access electronic commerce and advertising using the Internet. With e-Port(TM), the Company believes it has positioned itself to claim a piece of two important market spaces within the new "Internet" economy - electronic commerce and pervasive computing. e-Port(TM) would enable e-commerce to be transacted away from the computer and would offer Internet merchants an extension of their business without brick and mortar outlays. It could be considered a low cost "physical" location for "virtual" merchants.

         e-Port(TM) would possibly give consumers the opportunity to engage in interactive advertising and e-commerce while making routine purchases at millions of points of sale - including our Business Express(R) locations, vending machines, and convenience stores. The US markets for this device, and approximate sizes, are estimated at: vending - 6 million locations; retail points of sale - 7.5 million devices with expected shipments of 2 million devices in year 2000; and the Company's credit card activated business equipment.

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

Marketing

         As of June 30, 2000, the Company was marketing its products through its full-time sales staff consisting of four salespeople, to hotel and retail locations, either directly or through facility management companies servicing these locations and directly to office component dealers. The Company believes the agreements with Marriott, Choice Hotels International, Promus Hotel Corporation and MeriStar are an important component of the Company's effort to market the Business Express(R) to the hospitality industry because they provide instant brand name recognition.


Procurement

        The Company's control system devices consist of a card reader, printer, amplifier, circuit board and micro chip in a specially designed housing. The devices are currently being re-engineered to be internet capable and easily mass producible, by an independent contract manufacturer, RadiSys. As of September 28, 2000, the Company has not yet placed any orders with RadiSys.

         The Company anticipates obtaining the other components of its business center (other than the control system) through CompuCom, a distributor of IBM products, Hewlett Packard, and copier and fax manufacturers. Orders are regularly placed for quantities required for expected orders several months in advance.

Competition

         There are currently other businesses offering or announcing unattended, credit card activated control systems for use in connection with copiers, printers, personal computers, facsimile machines, Internet and e-mail access, vending, retail point of sale, and debit card purchase/revalue stations. In addition, the businesses which have developed unattended, credit card activated control systems currently in use in connection with gasoline dispensing, public telephones, prepaid telephone cards, ticket dispensing machines, vending machines, or facsimile machines, are capable of developing products or utilizing their existing products in direct competition with the Company. Many of these businesses are well established, have substantially greater resources than the Company and have established reputations for success in the development, sale and service of high quality products. The Company is aware of businesses which have developed an unattended, credit card activated control system to be used in connection with vending machines. Any such increased competition may result in reduced sales and/or lower percentages of gross revenues being retained by the Company in connection with its licensing arrangements, or otherwise may reduce potential profits or result in a loss of some or all of its customer base. The Company is also aware of several businesses which make available use of the Internet and use of personal computers to hotel guests in their hotel rooms. Such services might compete with the Company's Business Express(R), and the locations may not order the Business Express(R), or if ordered, the hotel guest may not use it. The Company is aware that credit card activated personal computer kiosks have been developed and are in the marketplace.


Patents, Trademarks and Proprietary Information

         The Company received federal registration approval of its trademarks Business Express(R), C3X(R), and Public PC(R), and has applied for federal registration of its trademarks Copy Express(TM), e-Port(TM), and TransAct(TM).

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

         As of June 30, 2000, the Company has thirty-four pending patent applications as well as fourteen pending foreign patents. To date, eight United States patents have been issued to the Company: U.S. Patent No. 5,619,024 entitled "Credit Card and Bank Issued Debit Card Operating System and Method for Controlling and Monitoring Access of Computer and Copy Equipment", U.S. Patent No. 5,637,845 entitled "Credit and Bank Issued Debit Card Operating System and Method for Controlling a Prepaid Card Encoding/Dispensing Machine", U.S. Patent No. D423,474 entitled "Dataport", U.S. Patent No. D415,742 entitled "Laptop Dataport Enclosure", U.S. Patent No. D418,878 entitled "Sign Holder", U.S.

Patent No. 6,056,194 entitled "System and Method for Networking and Controlling Vending Machines", U.S. Patent No. D428,047 entitled "Electronic Commerce Terminal Enclosure", and U.S. Patent No. D428,444 entitled "Electronic Commerce Terminal Enclosure for a Vending Machine"; and, to date, one foreign patent has been granted to the Company, Canadian Patent No. D87998 entitled "Sign Holder."

         On September 19, 2000, the Company was granted U.S. Patent No. 6,119,934 entitled "Credit Card, Smart Card and Bank Issued Debit Card Operated System and Method for Processing Electronic Transactions" The Company has also received a notice of allowance on a related patent "Credit and Bank Issued Debit Card Operated System and Method for Controlling a Vending Machine."

Employees

         As of June 30, 2000, the Company had twenty-nine full time employees.

Item 2.  Properties

         The Company leases its principal executive offices, consisting of approximately 10,000 square feet, at 200 Plant Avenue, Wayne, Pennsylvania for a monthly rental of $11,500 plus utilities and operating expenses. The lease expires on June 30, 2002.

Item 3.  Legal Proceedings

         The Company and MBE are parties to litigation in the United States District Court for the Southern District of California. These proceedings commenced in September 1998. The litigation is in the discovery stage and the Company anticipates that a jury trial will commence in June 2001.

         The Company has alleged various claims against MBE, including that MBE breached the Joint Venture Agreement by among other things, utilizing a competitor of the Company in connection with MBE's in-store computer workstation project ("ICW Project"), for which project the Company believes MBE was obligated to purchase USA's terminals, that MBE breached a separate agreement pursuant to which it had agreed to purchase USA terminals for use in the ICW Project, that by attempting to revoke or cancel its written purchase orders with the Company for in excess of 700 terminals, MBE breached its obligations under these purchase orders, and that MBE misrepresented to the Company that MBE's franchisees would be capable of selling the JV's products. The Company seeks recovery from MBE of an unspecified amount of money damages in excess of $10 million dollars as well as punitive damages.

         MBE has alleged various claims against the Company, including that the terminals purchased from the Company were defective, that the Company failed to develop for MBE a working ICW Project as promised, that the Company owes MBE monies under the Joint Venture Agreement, that the Company has breached the Joint Venture Agreement, and that the Company's technology was not viable and "public proof" as promised. MBE seeks recovery from the Company of an unspecified amount of money damages in excess of $10 million dollars as well as punitive damages.

         The Company believes that the claims of MBE are without merit and that it will prevail in this matter. Accordingly, there has been no provision recorded for this action in the accompanying consolidated financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  The Annual Meeting of Shareholders was held on June 29, 2000.
         (b)  Election of Directors

         Each of the following individuals was elected as a director at the Annual Meeting. The number of votes cast with respect to the election of the directors was as follows:

                                                For                  Withhold

         George R. Jensen, Jr.               10,185,641               125,749
         Stephen P. Herbert                  10,185,841               125,549
         Steven Katz                         10,182,039               129,351
         William W. Sellers                  10,164,341               147,049
         Henry B. duPont Smith               10,185,741               125,649
         William L. Van Alen, Jr.            10,185,841               125,549
         Douglas M. Lurio                    10,185,841               125,549
         Edwin R. Boynton                    10,185,841               125,549

          (c) In addition to the election of directors, the following other matter was also voted on and approved at the Annual Meeting:

                          Ratification of the appointment of Ernst & Young LLP as independent public accountants for the Company for its 2000 fiscal year.

                                 Affirmative Votes               10,255,016
                                 Negative Votes                      16,277
                                 Abstaining Votes                    40,097



                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

          The Common Stock and Preferred Stock are currently traded on the OTC Electronic Bulletin Board under the symbols USTT and USTTP, respectively.

         The high and low bid prices on the OTC Electronic Bulletin Board for the Common Stock were as follows:


Fiscal
------

1999                                              High            Low
----                                              ----            ---

First Quarter (through September 30, 1998)        $ 3.10          $1.20
Second Quarter (through December 31, 1998)        $ 1.70          $ .80
Third Quarter (through March 31, 1999)            $ 3.20          $1.10
Fourth Quarter (through June 30, 1999)            $ 4.75          $1.20

2000
----

First Quarter (through September 30, 1999)        $ 2.94          $1.63
Second Quarter (through December 31, 1999)        $ 6.56          $1.63
Third Quarter (through March 31, 2000)            $ 4.50          $2.19
Fourth Quarter (through June 30, 2000)            $ 3.38          $1.31


         Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         At June 30, 2000, there are 984,767 shares of Common Stock issuable upon exercise of outstanding options, and 11,740 shares of Common Stock issuable upon exercise of outstanding purchase rights. Of the 984,767 options, 5,000 are exercisable at $.50 per share, 117,100 are exercisable at $1.50 per share,

656,167 are exercisable at $2.00 per share, 110,000 are exercisable at $2.50 per share, 81,500 are exercisable at $4.50 per share, and 15,000 are exercisable at $5.00 per share. In connection with the above options and outstanding Purchase Rights to acquire up to 996,507 shares of Common Stock, the Company has filed a registration statement under the Act and applicable state securities laws covering all of the Common Stock underlying the options. All of the aforesaid options have been issued by the Company to employees, Directors, officers and consultants.

         As of June 30, 2000, there were 67,300 shares of Common Stock issuable upon exercise of the outstanding 1995 Warrants, which when and if issued would be freely tradeable under the Act. As of June 30, 2000, there are 86,800 shares of Common Stock issuable upon exercise of the outstanding 1996 Warrants, which when and if issued would be freely tradeable under the Act. As of June 30, 2000, there were 4,000 shares of Common Stock issuable upon exercise of the outstanding 1996-B Warrants, which when and if issued would be freely tradeable under the Act. As of June 30, 2000, there are 1,500 shares of Common Stock issuable upon exercise of the outstanding 1997 Warrants, which when and if issued would be freely tradeable under the Act. As of June 30, 2000, there were 100,000 shares of Common Stock issuable upon the exercise of outstanding Warrants issued to affiliates and/or consultants to GEMA in connection with the sale of Convertible Securities. As of June 30, 2000, there were 4,000 shares of Common Stock issuable upon the exercise of the outstanding 1998-A Warrants, which when and if issued would be freely tradeable under the Act. As of June 30, 2000, there were 5,000 shares of Common Stock issuable upon the exercise of the outstanding 1998-B Warrants, which when and if issued would not be freely tradeable under the Act. As of June 30, 2000, there were 14,000 shares of Common Stock issuable upon the exercise of the outstanding 1999-A Warrants, which when and if issued would not be freely tradeable under the Act. As of June 30, 2000, there were 125,400 shares of Common Stock issuable upon exercise of the outstanding Warrants issued to consultants in connection with services rendered. As of June 30, 2000, there were 3,307,250 shares of Common Stock issuable upon exercise of the outstanding 1999-B Warrants, which when and if issued would be freely tradeable under the Act. As of June 30, 2000, there were 1,629,200 shares of Common Stock issuable upon conversion of the outstanding Senior Notes, which when and if issued would be freely tradeable under the Act.

         On June 30, 2000 there were 765 record holders of the Common Stock and 618 record holders of the Preferred Stock.

         The holders of the Common Stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company's securities. No dividend may be paid on the Common Stock until all accumulated and unpaid dividends on the Preferred Stock have been paid. As of June 30, 2000, such accumulated unpaid dividends amount to $3,871,639 and an additional $424,833 of dividends accrued on August 1, 2000.

         During fiscal year 2000, certain holders of the Company's Preferred Stock converted 74,133 shares into 74,133 shares of Common Stock. Certain of these shareholders also converted cumulative preferred dividends of $386,880 into 38,688 shares of Common Stock.

         Subsequent to June 30, 2000 and through September 21, 2000, certain holders of the Company's Preferred Stock converted 4,000 shares into 4,000 shares of Common Stock. Certain of these shareholders also converted cumulative preferred dividends of $33,000 into 3,300 shares of Common Stock.

         From July 1, 2000 through September 21, 2000, certain holders of 717,350 of the Company's Warrants exercised them at $1.00 per warrant, generating $717,350 in gross proceeds to the Company.

         As of June 30, 2000, there were 566,444 shares of Common Stock issuable upon conversion of the outstanding Preferred Stock and 387,164 shares issuable upon the conversion of cumulative Preferred Dividends, which when and if issued would be freely tradeable under the Act.

         During June 2000, the Company reduced the exercise price of certain Warrants to $1.50 per share and in July 2000 further reduced the exercise price to $1.00 per share through September 30, 2000. During August 2000, the Company authorized the Chief Executive Officer to extend such date for up to ninety additional days.

         In June 2000, the Company had received and accepted subscription agreements from five investors to purchase 2,200,000 shares of restricted Common Stock at $1.50 per share. During July 2000, the purchase price was reduced to $1.00 per share. Pursuant to the agreements, full payment for the shares was to be made on or before August 31, 2000. Through September 15, 2000, the Company had not received any payment for the shares, and on such date, the Company notified the investors that it had rescinded and canceled each of the subscription agreements effective immediately.

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

Introduction

         The Company has incurred operating losses during the years ended June 30, 2000 and 1999 of $8,404,481 and $3,651,624, respectively, and anticipates incurring operating losses through at least fiscal 2001.

Results of Operations

Fiscal year ended June 30, 2000:

         For the fiscal year ended June 30, 2000, the Company had a net loss of $8,404,481. The loss applicable to common shares of $9,334,559 or $.92 loss per common share (basic and diluted) was derived by adding the $8,404,481 net loss and the $930,078 of cumulative preferred dividends and dividing by the weighted average shares outstanding of 10,135,905.

         Revenues for the fiscal year ended June 30, 2000 were $2,054,341, a decrease of $1,836,175 or 47% under the prior year, reflecting the large Prime Hospitality rollout of the MBE Business Express(R) in fiscal year 1999.

         Operating expenses for the fiscal year ended June 30, 2000 were $8,874,342, representing a $1,578,714 or 22% increase over the prior year. The primary contributors to this increase were general and administrative expenses and compensation expense offset by a reduction in cost of equipment sales, as detailed below.

         Cost of sales decreased by $1,704,128 from the prior year, primarily reflecting the decrease in the Business Express(R) or MBE Business Express(R) centers sold. General and administrative expenses of $5,001,832 increased by $2,314,088 or 86%. This increase is primarily due to legal expenses associated with the pending MBE litigation, which amounted to approximately $1,600,000 an increase of $1,000,000 over the prior year. All but approximately $150,000 of these expenses were non-cash as the legal counsel was paid for services by the issuance of the Company's common stock. Other general and administrative expenses increased by approximately $1,300,000. Components of this increase include an increase in research and development costs of $356,280, increases in outside marketing and operational services of $654,381, increased charges for consulting and professional fees of $300,436 primarily to fund promotional programs in the investor relations area, increases in costs related to the rental and maintenance of the Company's corporate office of $98,496 and one time expenses for relocation of personnel of $55,418. Offsetting these increases was a decrease in trade show costs of $26,630, or 37%.

         Compensation expense was $2,503,165, an increase of $949,976 or 61% from the previous year. The increase was due to the non-cash expense of $293,700 relating to the compensation charge recorded for bonuses to employees for work performed in fiscal year 2000, and increases in salaries of $656,276, or 42%, which is due to increased personnel activities in all areas of the Company.

         Other expenses increased by $1,337,968. Of this increase, $976,380 was non-cash, due to amortization of debt discount relating to the outstanding Senior Notes. Cash interest expense accounted for an increase of $493,462 offset by an increase in interest income of $82,707.

         Depreciation expense of $110,551 increased by $18,778, which is directly attributable to the increased depreciable asset base.

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

         Cost of sales increased by $1,701,193 from the prior year, primarily reflecting the increase in MBE(TM) Business Express(R) business. General and administrative expenses of $2,687,744 increased by $473,760 or 21%. This increase is primarily due to legal expenses associated with the pending MBE litigation, which amounted to over $600,000. Without these legal expenses, general and administrative expenses would have declined by over $100,000. In addition, outside services increased by $141,135 or 199% primarily to fund promotional programs in the marketing and investor relations areas. Offsetting these increases were decreases in travel and entertainment expenses of $147,097, or 42%; decreases in product development of $45,760 or 46%; and decreases in advertising by $103,270 or 49%.

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


Plan of Operations

         As of June 30, 2000, the Company had a total of 1,379 credit card activated control systems installed in the field as follows: Business Express(R) or MBE Business Express(R) 1,134, Business Express(R) Limited Service 112, Copy Express(TM) 36, Debit Express(TM) 27, Public PC(R) 40, Fax/Printer Express(TM) 11, and TransAct(TM) 19. Through June 30, 2000 total license and transaction fees earned by the Company from these systems were $640,341, an increase of $192,022 or 43% over the prior year.

         During the past year the Company has focused on developing a new terminal known as "e-Port(TM)". It contains all the functionality of the current TransAct(TM) terminal for credit card processing, control and data management, and in addition would offer capability for public access electronic commerce and advertising using the Internet. The Company is working with RadiSys, a contract manufacturer, whereby RadiSys is providing value added design, development, fulfillment and product warranty services for the e-Port(TM). The goal is to provide the Company with shortened time to market, product excellence, and a lower total cost of goods. The Company anticipates that the re-engineered, mass producible, Internet ready e-Port(TM) will be delivered by the end of the calendar year, and ready for mass production by the end of the quarter ended March 31, 2001. As a complement to the re-engineering of e-Port(TM), IBM is helping the Company to design an enhanced version of the network which will underlie all transaction processing for e-Port(TM), including advertising and e-commerce.

         Additional plans for the coming fiscal year include further activity in the advertising and media arenas, cultivation of customers in the vending industry, and development of strategic partnering relationships.

Liquidity and Capital Resources

         During the fiscal year ended June 30, 2000, the Company completed several financing transactions. Net proceeds of $5,641,295 were realized from private placement offerings of Common Stock and $1,044,800 was realized from Common Stock transactions, principally the exercise of Common Stock Purchase Warrants and Options. As of June 30, 2000, the Company had working capital of $2,018,994, which included cash and cash equivalents of $1,859,360 and inventory of $992,980.

         During the fiscal year ended June 30, 2000, net cash of $5,738,782 was used by operating activities, primarily due to the net loss of $8,404,481, offset by $1,696,846 of Common Stock and warrants issued for services in lieu of cash payments, and $1,011,874 of non cash amortization of the equity component of the Senior Notes. The net cash provided by financing activities of $6,255,962 was attributable primarily to net proceeds generated from the issuance of Common Stock through private placements and the exercise of Common Stock Purchase Warrants and Options described in the prior paragraph, as well as the repayment of $621,289 toward the line of credit from IBM Global Financing (see below).

         During August and September 2000, shareholders have exercised an aggregate of 717,350 Warrants for gross proceeds of $717,350.

         On September 15, 2000, the Company signed an Investment Agreement with Swartz Private Equity, LLC, a private equity fund, pursuant to which Swartz agreed to purchase up to $20,000,000 of Common Stock from the Company. The purchases would be made at the option of the Company over a period not to exceed three years in amounts and at prices based upon market conditions. The purchase by Swartz is subject to an effective registration statement covering the shares of Common Stock. The Company believes that this agreement should provide timely financing and a reduction in financing costs incurred in connection with repeated, separate, private placements.

         On September 15, 2000, the Company accepted subscription agreements from nine accredited investors to purchase 1,500,000 shares of restricted Common Stock at $1.00 per share. For each share purchased, the investor also received a warrant to purchase one share of Common Stock at $1.00 at any time through January 31, 2001.

         The Company has incurred losses of $8.4 million and $3.7 million during each of the fiscal years ending June 30, 2000 and 1999, respectively, and cumulative losses from its inception through June 30, 2000 amounting to $25 million. The Company anticipates that for the year ending June 30, 2001 there will be a negative cash flow from operations in excess of $3.0 million. Further, the Company has a stockholders' deficit of $155,000 at June 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors have included an explanatory paragraph in their report on the Company's June 30, 2000 consolidated financial statements. The Company believes that the funds available at June 30, 2000 combined with events anticipated to occur including the anticipated revenues to be generated during fiscal year 2001, the potential capital to be raised from the exercise of the Common Stock Purchase Warrants, the anticipated receipt of $1,150,000 on account of the subscription agreements received on September 15, 2000, the funds anticipated to be received under the private equity line from Swartz, and the ability to reduce anticipated expenditures, if required, will allow the Company to continue as a going concern.

Commitments

         The Company leases approximately 10,000 square feet in Wayne, Pennsylvania for a monthly rental of $11,500 plus utilities and operating expenses. The lease expires on June 30, 2002.

         The Company has acquired inventory financing using IBM Global Financing. The debt to IBM is secured primarily by the inventory being financed and bears an annual interest rate of 10%, subject to adjustment if the outstanding balance is outstanding greater than 180 days. As of June 30, 2000, $183,196 of debt is outstanding under this arrangement.

                             USA Technologies, Inc.

                        Consolidated Financial Statements

                       Years ended June 30, 2000 and 1999



                                    Contents


Report of Independent Auditors..........................................F-1

Financial Statements

Consolidated Balance Sheets.............................................F-2
Consolidated Statements of Operations...................................F-3
Consolidated Statements of Shareholders' Deficit........................F-4
Consolidated Statements of Cash Flows...................................F-6
Notes to Consolidated Financial Statements..............................F-7

                         Report of Independent Auditors


To the Board of Directors and Shareholders
USA Technologies, Inc.

We have audited the accompanying consolidated balance sheets of USA Technologies, Inc. as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the two years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Technologies, Inc. at June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming USA Technologies, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations from its inception and its accumulated deficit through June 30, 2000, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.



Philadelphia, Pennsylvania
September 20, 2000

                             USA Technologies, Inc.

                           Consolidated Balance Sheets

                                                                                    June 30
                                                                              2000               1999
                                                                     ---------------------------------------
Assets
Current assets:
    Cash and cash equivalents                                          $     1,859,360    $     1,665,016
    Accounts receivable, less allowance for uncollectible
       accounts of $50,000 and $69,555 in 2000 and 1999,
       respectively
                                                                               603,171            361,463
    Inventory                                                                  992,980          1,255,836
    Prepaid expenses and other current assets                                  300,607             42,746
    Deposits                                                                   192,000                  -
    Subscriptions receivable                                                    12,199            178,873
                                                                     ---------------------------------------
Total current assets                                                         3,960,317          3,503,934

Property and equipment, at cost, net                                           384,847            143,670
Software development costs, at cost                                            149,304                  -
Other assets                                                                    14,740             10,250
                                                                     ---------------------------------------
Total assets                                                           $     4,509,208    $     3,657,854
                                                                     =======================================

Liabilities and shareholders' deficit
Current liabilities:
    Accounts payable                                                   $     1,194,391    $       963,488
    Accrued expenses                                                           554,243            452,201
    Equipment line of credit                                                   183,196            804,485
    Current obligations under capital leases                                     9,493              4,393
                                                                     ---------------------------------------
Total current liabilities                                                    1,941,323          2,224,567

Senior Note, net of unamortized discount                                     2,688,402          2,054,232
Obligations under capital leases, less current portion                          34,965             22,584
                                                                     ---------------------------------------
Total liabilities                                                            4,664,690          4,301,383

Shareholders' deficit:
   Preferred Stock, no par value:
     Authorized shares - 1,800,000
       Series A Convertible Preferred - Authorized shares -
       900,000
     Issued and outstanding shares - 566,444 and 640,577 at
       June 30, 2000 and 1999, respectively (liquidation
       preference of $ 9,536,079 at June 30, 2000)                           4,012,266          4,537,128
   Common Stock, no par value:
     Authorized shares - 62,000,000
     Issued and outstanding shares - 13,375,291 and 6,191,097 at
       June 30, 2000 and 1999, respectively                                 24,204,050         14,277,763
   Deferred compensation                                                      (206,000)                 -
   Subscriptions receivable                                                          -            (83,983)
   Accumulated deficit                                                     (28,165,798)       (19,374,437)
                                                                     ---------------------------------------
Total shareholders' deficit                                                   (155,482)          (643,529)
                                                                     ---------------------------------------
Total liabilities and shareholders' deficit                            $     4,509,208    $     3,657,854
                                                                     =======================================

See accompanying notes.

                             USA Technologies, Inc.

                      Consolidated Statements of Operations

                                                                               Year ended June 30
                                                                            2000               1999
                                                                     ---------------------------------------
Revenues:
    Equipment sales                                                    $     1,414,000    $     3,442,197
    License and transaction fees                                               640,341            448,319
                                                                     ---------------------------------------
Total revenues                                                               2,054,341          3,890,516

Operating expenses:
    Cost of equipment sales                                                  1,258,794          2,962,922
    General and administrative                                               5,001,832          2,687,744
    Compensation                                                             2,503,165          1,553,189
    Depreciation                                                               110,551             91,773
                                                                     ---------------------------------------
Total operating expenses                                                     8,874,342          7,295,628
                                                                     ---------------------------------------
                                                                            (6,820,001)        (3,405,112)
Other income (expense):
    Interest income                                                             91,054              8,347
    Interest expense                                                        (1,610,113)          (135,505)
    Other                                                                      (65,421)          (119,354)
                                                                     ---------------------------------------
Total other income (expense)                                                (1,584,480)          (246,512)
                                                                     ---------------------------------------
Net loss                                                                    (8,404,481)        (3,651,624)

Cumulative preferred dividends                                                (930,078)        (1,002,453)
                                                                     ---------------------------------------
Loss applicable to common shares                                       $    (9,334,559)   $    (4,654,077)
                                                                     =======================================

Loss per common share (basic and diluted)                              $         (0.92)   $         (1.07)
                                                                     =======================================

Weighted average number of common shares
    outstanding (basic and diluted)                                         10,135,905          4,348,866
                                                                     =======================================


See accompanying notes.

                             USA Technologies, Inc.

                Consolidated Statements of Shareholders' Deficit

                                               Series A
                                             Convertible
                                              Preferred                     Subscriptions     Accumulated
                                                Stock       Common Stock      Receivable        Deficit           Total
                                            ---------------------------------------------------------------------------------
Balance, June 30, 1998                       $   4,538,114  $  11,223,213   $           -    $  (15,606,152)  $    155,175
Issuance of 55,600 shares (27.8 units) of
    Convertible Preferred Stock at $5.00
    per share, in connection with 1998B
    Private Placement, net of offering
    costs                                          234,485              -               -                 -        234,485
Issuance of 9,200 warrants of Common Stock
    in exchange for services                             -         18,400               -                 -         18,400
Issuance of 80,400 shares of Common Stock
    in exchange for services                             -        150,820               -                 -        150,820
Issuance of 50 shares of Common Stock to
    an employee as compensation                          -            100               -                 -            100
Conversion of 3,326 shares of Preferred
    Stock to 3,326 shares of Common Stock         (235,471)       235,471               -                 -              -
Conversion of $116,661 of cumulative
    preferred dividends into 11,666 shares of
    Common Stock at $10.00 per share                     -        116,661               -          (116,661)             -
Exercise of 134,000 Common Stock warrants
    - at $1.00 per share                                 -        134,000               -                 -        134,000
Exercise of 45,000 Common Stock options -
    at $1.00 per share                                   -         45,000               -                 -         45,000
Exercise of 3,540 Common Stock purchase
    rights - at $1.00 per share                          -          3,540               -                 -          3,540
Issuance of 1,867,200 shares of
    Common Stock from the conversion
    of 466,800 shares of Series B Equity
    Participating Preferred Stock, in
    connection with the 1999 Senior Note
    Offering (Note 9)                                    -        524,485               -                 -        524,485
Issuance of 933,600 warrants in connection
    with the 1999 Senior Note Offering                   -      1,826,073               -                 -      1,826,073
Subscriptions receivable relating to the
    1999 Senior Note Offering                            -              -         (83,983)                -        (83,983)
Net loss                                                 -              -               -        (3,651,624)    (3,651,624)
                                            ---------------------------------------------------------------------------------
Balance, June 30, 1999                       $   4,537,128  $  14,277,763   $     (83,983)   $  (19,374,437)  $   (643,529)


                             USA Technologies, Inc.


                                                Series A
                                               Convertible
                                                Preferred         Common      Deferred    Subscriptions    Accumulated
                                                  Stock            Stock    Compensation    Receivable       Deficit      Total
                                             --------------------------------------------------------------------------------------
Issuance of 210,523 shares of Common Stock
   to employees as compensation               $        -     $    505,746                $         -    $          -    $   505,746
Issuance of 578,000 shares of Common Stock
   in exchange for consulting services                 -        1,156,000                          -               -      1,156,000
Conversion of 74,133 shares of Preferred
   Stock to 74,133 shares of Common Stock       (524,862)         524,862                          -               -              -
Conversion of $386,880 of cumulative
   preferred dividends into 38,688 shares
   of Common Stock at $10.00 per share                 -          386,880                          -        (386,880)             -
Deferred compensation - employee stock
   awards - 120,000 shares at $2.00 per share          -          240,000     $(240,000)           -               -              -
Compensation expense related to deferred
   stock awards                                        -                -        34,000            -               -         34,000
Exercise of 911,600 Common Stock warrants
   - at $.50 per share                                 -          455,800                          -               -        455,800
Exercise of 252,750 Common Stock warrants
   - at $1.00 per share                                -          252,750                          -               -        252,750
Exercise of 110,000 Common Stock
   Consultant warrants - at $2.00 per share            -          220,000                          -               -        220,000
Exercise of 34,000 Common Stock warrants -
   at $2.50 per share                                  -           85,000                          -               -         85,000
Exercise of 10,000 Common Stock options -
   at $1.50 per share                                  -           15,000                          -               -         15,000
Exercise of 6,500 Common Stock options -
   at $2.50 per share                                  -           16,250                          -               -         16,250
Issuance of 250,000 Common Stock warrants
   in exchange for professional services               -           99,000                          -               -         99,000
Issuance of 218,000 shares of Common Stock
   from the conversion of $545,000 of the
   12% Senior Notes                                    -          352,881                          -               -        352,881
Issuance of 1,200,000 shares of Common Stock
   at $2.00 per share in connection
   with the 2000-A Private Placement, net
   of offering costs of $222,647                       -        2,177,353                          -               -      2,177,353
Issuance of 3,560,000 shares of Common Stock
   at $1.00 per share in connection
   with the 1999-B Private Placement, net
   of offering costs of $96,058                        -        3,463,942                          -               -      3,463,942
Reduction of 20,000 shares of Common Stock
   and 10,000 warrants issued in
   connection with the cancellation of
   $50,000 Senior Notes issued in 1999                 -          (25,177)                         -               -        (25,177)
Subscriptions receivable collected                     -                -                     83,983               -         83,983
Net loss                                               -                -                          -      (8,404,481)    (8,404,481)
                                            ---------------------------------------------------------------------------------------
Balance, June 30, 2000                        $4,012,266     $ 24,204,050   $(206,000)   $         -    $(28,165,798)   $  (155,482)
                                            =======================================================================================

See accompanying notes.

                             USA Technologies, Inc.

                      Consolidated Statements of Cash Flows

                                                                                Year ended June 30
                                                                             2000               1999
                                                                     ---------------------------------------
Operating activities
Net loss                                                               $    (8,404,481)   $    (3,651,624)
Adjustments to reconcile net loss to net cash used in
    operating activities:
       Compensation charges incurred in connection with stock
          awards and the issuance of Common Stock and Common Stock
          Purchase Warrants                                                  1,696,846            169,320
       Depreciation                                                            110,551             91,773
       Interest amortization relating to Senior Note Offering                1,011,874             35,494
       Provision for (recovery from) allowance for
          uncollectible accounts                                               (19,555)            45,791
       Changes in operating assets and liabilities:
          Accounts receivable                                                 (222,153)          (184,511)
          Inventory                                                            131,642           (832,685)
          Prepaid expenses, deposits, and other assets                        (376,451)           (22,231)
          Accounts payable                                                     230,903            386,701
          Accrued expenses                                                     102,042             21,558
                                                                     ---------------------------------------
Net cash used in operating activities                                       (5,738,782)        (3,940,414)

Investing activities
Purchase of property and equipment                                            (173,532)           (40,141)
Increase in software development costs                                        (149,304)
                                                                     ---------------------------------------
Net cash used in investing activities                                         (322,836)           (40,141)

Financing activities
Net proceeds from issuance of Common Stock and
    exercise of Common Stock Purchase Warrants and Options                   6,686,095            182,540
Net (repayment of) proceeds from equipment line of
    credit agreement                                                          (621,289)           804,485
Receipt of subscriptions receivable                                            200,657                  -
Repayment of principal on capital lease obligations                             (9,501)           (27,078)
Net proceeds from issuance of Senior Notes                                           -          4,106,440
Net proceeds from issuance of Convertible Preferred Stock                            -            254,360
                                                                     ---------------------------------------
Net cash provided by financing activities                                    6,255,962          5,320,747
                                                                     ---------------------------------------

Net increase in cash and cash equivalents                                      194,344          1,340,192
Cash and cash equivalents at beginning of year                               1,665,016            324,824
                                                                     ---------------------------------------
Cash and cash equivalents at end of year                               $     1,859,360    $     1,665,016
                                                                     =======================================

Supplemental disclosures of cash flow information:
Conversion of Convertible Preferred Stock to
    Common Stock                                                       $       524,862    $       235,471
                                                                     =======================================
Conversion of Cumulative Preferred Dividends to
    Common Stock                                                       $       386,880    $       116,661
                                                                     =======================================
Prepaid stock expenses through issuance of Common Stock                $        77,900    $             -
                                                                     =======================================
Subscriptions receivable                                               $             -    $       262,856
                                                                     =======================================
Conversion of Senior Notes to Common Stock                             $       352,881    $             -
                                                                     =======================================
Cancellation of Senior Notes                                           $        50,000    $             -
                                                                     =======================================
Cash paid during the year for interest                                 $       593,472    $        95,089
                                                                     =======================================
Transfer of inventory to property and equipment                        $       131,214    $        13,820
                                                                     =======================================
Capital lease obligations incurred                                     $        26,982    $        29,576
                                                                     =======================================
Property and equipment acquired with the issuance of
    Common Stock                                                       $        20,000    $             -
                                                                     =======================================


See accompanying notes.

                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2000

1. Business

USA Technologies, Inc., a Pennsylvania corporation (the "Company"), was incorporated on January 16, 1992. The Company is a provider and licensor of unattended, credit card activated control systems for the copying, debit card and personal computer industries. The Company's customers are principally located in the United States and are comprised of hotels, retail locations, university libraries, and public libraries. The Company generates its revenues from the direct sale of its control systems and configured business equipment utilizing its control systems, from retaining a percentage of the gross licensing fees generated by the control systems, and from a monthly administrative service fee. The Company offers the Business Express(R) and Business Express(R) Limited Service (LSS) principally to the hospitality industry. The Business Express(R) and Business Express(R) Limited Service (LSS) combines the Company's business applications for computers, copiers and facsimile machines into a business center unit.

2. Accounting Policies

Basis of Financial Statement Presentation

The consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has incurred losses of $8.4 million and $3.7 million during each of the fiscal years ending June 30, 2000 and 1999, respectively, and cumulative losses from its inception through June 30, 2000 amounting to $25 million. Losses have continued through September 2000. Further, the Company has a stockholders' deficit of $155,000 at June 30, 2000. The Company's ability to meet its future obligations is dependent upon the success of its products in the marketplace and its ability to raise capital until the Company's products can generate sufficient operating revenues. These factors raise doubt about the Company's ability to continue as a going concern. Management believes that actions presently anticipated to occur will allow for the Company to continue as a going concern. Such actions include the generation of revenues from operations, additional private placement offerings, the exercise of Common Stock purchase warrants and options, and continued efforts to reduce costs.

Reclassification

Certain amounts from the prior year financial statements have been reclassified to conform with the current year presentation.

                             USA Technologies, Inc.

2. Accounting Policies (continued)

Consolidation

The consolidated financial statements include the accounts of the Joint Venture (Note 3). All significant intercompany accounts and transactions have been eliminated in consolidation for the years ended June 30, 2000 and 1999.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents represent all highly liquid investments with original maturities of three months or less. Cash equivalents are comprised of a money market fund and certificates of deposit.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment are recorded at cost. Property and equipment consists of control systems, which generate monthly transaction fees from usage and are depreciated using the straight-line method generally over three years, computer equipment and software, which are depreciated using the straight-line method over three years, leasehold improvements, which are depreciated using the straight-line method over the term of the lease, and furniture and vehicles, which are depreciated using the straight-line method over seven and five years, respectively, for financial statement purposes and accelerated methods for income tax reporting purposes.

                             USA Technologies, Inc.

2. Accounting Practices (continued)

Revenue Recognition

Revenue from the sale of equipment is recognized upon installation and customer acceptance of the related equipment. License and transaction fee revenue is recognized upon the usage of the Company's credit card activated control systems.

Software Development Costs

The Company capitalizes software development costs after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. Such research and development costs expensed amounted to approximately $554,000 and $198,000 for the years ended June 30, 2000 and 1999, respectively. These costs are included in general and administrative and compensation in the accompanying financial statements. During the year ended June 30, 2000, $149,304 of costs incurred after technological feasibility had been reached were capitalized as software development costs in connection with the Company's development of the e-Port, a new terminal that would offer capability for public access electronic commerce and advertising using the Internet. Amortization of such costs will commence when the software becomes available for general release and licensing to the Company's customers, which is anticipated for fiscal year 2001.

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

Accounting for Stock Options

Financial Accounting Standards Board Statement ("SFAS") No. 123, Accounting for Stock-Based Compensation, provides companies with a choice to follow the provisions of SFAS 123 in determination of stock-based compensation expense or to continue with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). The Company has elected to follow the provisions of APB 25. Under APB 25, if the exercise price of the Company's stock options equals or exceeds the market price of the underlying Common Stock on the date of grant, no compensation expense is recognized. The effect of applying SFAS 123 to the Company's stock-based awards results in net loss and net loss per common share that are disclosed on a pro forma basis in Note 12.

                             USA Technologies, Inc.

Loss Per Common Share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average common shares outstanding of the period plus the dilutive effect of equity instruments. No exercise of stock options, purchase rights, stock purchase warrants, or the conversion of preferred stock and cumulative preferred dividends was assumed during fiscal 2000 or 1999 because the assumed exercise of these securities would be antidilutive.

Impact of Recent Accounting Pronouncements

The Financial Accounting Standards Board recently issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS No. 133, accounting for changes in fair value of a derivative depends on its intended use and designation. SFAS 133 is effective for fiscal years beginning after June 15, 2000. As the Company does not plan to enter into any derivative arrangements, this standard is not expected to have any impact on the financial position or results of operations of the Company.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate fair value due to their short maturities. The fair value of the Company's Senior Notes approximates book value as such notes are at market rates currently available to the Company.

3. Joint Venture

During September 1997, the Company entered into a five-year Joint Venture Agreement with Mail Boxes Etc. ("MBE") to operate under the name "MBE Express Joint Venture" (hereinafter referred to as "Joint Venture") and exclusively sell and market the Company's Business Express(R) product under the name MBE Business Express(TM). Gross profits earned by the Joint Venture from sales on a National Account level and sales referred to the Joint Venture by MBE franchisees are split equally by the partners. Any sales generated by either of the partners responsible for obligating the customer for the

                             USA Technologies, Inc.

3. Joint Venture (continued)

sale would receive 75% of the gross profit and the other partner would receive 25% of the gross profit. All revenues and expenses of the Joint Venture are shared equally by the partners. The Company has managed the operations of the Joint Venture and handled all of its administrative matters. The Joint Venture Agreement also specifies that it may be terminated at any time by either partner if the other partner has breached any material term or condition of the agreement; provided that the terminating partner has allowed the other partner at least a sixty-day period to cure any alleged breach.

During 1998, the Joint Venture entered into an agreement with a hospitality corporation ("Corporation") that represented various hotel chains. The agreement provided for the Corporation to purchase a minimum of 100 MBE Business Express(TM) units for installation. During the years ended June 30, 2000 and 1999, 2 and 98, respectively, of the installations were completed. Revenues generated in connection with this agreement represented 2% and 49%, respectively, of the fiscal year 2000 and 1999 consolidated revenues.

During September 1998, MBE commenced a legal action against the Company in the Superior Court of the State of California, (subsequently removed to the United States District Court for the southern District of California), alleging that 195 terminals purchased by MBE were defective and a refund of $141,260 plus lost profits (claimed to be several hundred thousand dollars) were sought by MBE. MBE further claimed that it was not obligated to purchase 600 additional terminals ordered in April 1998. The Company filed a counterclaim against MBE which claimed numerous areas where MBE breached the Joint Venture Agreement, breached its fiduciary responsibility, and trade libel. The counterclaim seeks recovery from MBE of monetary damages caused by MBE's actions, including lost profits, consequential damages and/or incidental damages and punitive damages for a total amount in excess of $10 million. On May 14, 1999, the Company notified MBE that the Company was terminating the Joint Venture Agreement, citing the numerous breaches of the Joint Venture Agreement. Discovery is to be completed by March 20, 2001 and a jury trial is scheduled to commence on June 18, 2001. The Company believes the claims made by MBE are without merit and it will prevail in this matter. Accordingly, there has been no provision recorded in the consolidated financial statements.

At June 30, 2000 and 1999, the Joint Venture recorded accounts payable to MBE of approximately $128,000 and $64,000, respectively, which principally represents amounts payable for inventory and other expenditures paid by MBE on behalf of the Joint Venture.

                             USA Technologies, Inc.

4. Property and Equipment

Property and equipment consist of the following:

                                                          June 30
                                                   2000             1999
                                             ---------------------------------

Control systems                                $    535,505    $    410,983
Furniture and equipment                             170,398         105,286
Computer software                                    47,762              -
Leasehold improvements                               86,628              -
Vehicles                                             10,258          10,258
                                             ---------------------------------
                                                    850,551         526,527
Less accumulated depreciation                       465,704         382,857
                                             ---------------------------------
                                               $    384,847    $    143,670
                                             =================================

Depreciation expense was approximately $111,000 and $92,000 for the years ended June 30, 2000 and 1999, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

                                                                June 30
                                                          2000          1999
                                                     --------------------------

Accrued professional fees                            $   186,808    $  101,000
Accrued software license and support costs               159,268        60,312
Accrued compensation and related sales commissions        91,592        88,135
Accrued product warranty costs                            56,684       117,300
Accrued other                                             55,150        64,484
Advanced customer billings                                 4,741        20,970
                                                     --------------------------
                                                     $   554,243    $  452,201
                                                     ==========================

6. Related Party Transactions

At June 30, 2000 and 1999, approximately $19,000 and $22,000, respectively, of the Company's accounts payable were due to a Board member for legal services performed. During the years ended June 30, 2000 and 1999, the Company incurred approximately $193,000 and $170,000, respectively, for these services.

                             USA Technologies, Inc.

7. Commitments

o During May 1999, the Company entered into an agreement with IBM whereby IBM agreed to be the executional partner for certain aspects of the Company's business, including project management services, asset procurement, configuration and testing of equipment, site preparation, installation, maintenance services, and asset management. The agreement expands an original agreement entered into with the Joint Venture and provides for an increase from 1,000 to 5,000 locations and expanded the array of USA products which are eligible for IBM installation. At June 30, 2000, $398,353 of accounts receivable from IBM is outstanding in connection with this arrangement. Such amount is included in accounts receivable in the accompanying balance sheet at June 30, 2000. In connection with this agreement, the Company has also entered into an inventory financing arrangement with IBM Credit Corporation whereby IBM Credit Corporation granted the Company an equipment line of credit of up to $1.5 million. The outstanding balance is secured by the underlying inventory. Interest accrues on the outstanding balance at 10% per annum, subject to adjustment if the outstanding balance is outstanding greater than 180 days. The weighted average interest rate for fiscal year 2000 was 10.64%. At June 30, 2000 and 1999, respectively, $183,196 and
   $804,485 was outstanding under this agreement.

o In connection with an employment agreement, expiring June 30, 2002, the Company's Chief Executive Officer has been granted in the event of a "USA Transaction," as defined, which among other events includes a change in control of the Company, irrevocable and fully vested rights equal to that number of shares of Common Stock that when issued to him equals eight percent of all the then issued and outstanding shares of the Company's Common Stock. The Chief Executive Officer is not required to pay any consideration for such shares. The stock rights have no expiration and are not affected by the Chief Executive Officer's termination of employment.

o The Company conducts its operations from various facilities under operating leases. Rent expense under such arrangements was approximately $140,000 and $83,000 during the years ended June 30, 2000 and 1999, respectively. During the year ended

                             USA Technologies, Inc.

o  7. Commitments (continued)


     June 30, 2000, the Company entered into agreements to lease $26,982 of equipment that was accounted for as capital leases. This computer equipment is included in equipment in the accompanying consolidated financial statements. Lease amortization of $8,097 and $25,076 is included in depreciation expense for the years ended June 30, 2000 and 1999, respectively.

     Future minimum lease payments subsequent to June 30, 2000 under capital and noncancelable operating leases are as follows:

                                                                     Capital          Operating
                                                                      Leases           Leases
                                                                 -----------------------------------
     2001                                                          $     16,417     $    138,000
     2002                                                                16,417          135,000
     2003                                                                16,417          132,000
     2004                                                                11,689          126,000
     2005, thereafter                                                         -          126,000
                                                                 -----------------------------------
     Total minimum lease payments                                        60,940     $    657,000
                                                                                  ==================
     Less amount representing interest                                   16,482
                                                                 -----------------
     Present value of net minimum lease payments                         44,458
     Less current obligation under capital leases                         9,493
                                                                 -----------------
     Obligation under capital leases, less current portion         $     34,965
                                                                 =================

8. Income Taxes

At June 30, 2000 and 1999, the Company had Federal net operating loss carryforwards of approximately $23,481,000 and $15,115,000, respectively, to offset future taxable income expiring through 2019. At June 30, 2000 and 1999, the Company recorded a deferred tax asset of $9,373,700 and $6,013,100, respectively, which were reduced by a valuation allowance of the same amount as the realization of these deferred tax assets are not certain.

The timing and extent in which the Company can utilize future tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

                             USA Technologies, Inc.

The deferred tax assets arose primarily from the use of different accounting methods for financial statement and income tax reporting purposes as follows:

                                                                               June 30
                                                                       2000               1999
                                                                --------------------------------------
Deferred tax asset:
   Net operating loss carryforwards                              $     8,895,000    $     5,530,000
   Compensation expense on stock option re-pricing                       170,500            207,000
   Deferred research and development costs                               216,400            143,000
   Other temporary differences                                            91,800            133,100
                                                                --------------------------------------
                                                                       9,373,700          6,013,100
Valuation allowance                                                   (9,373,700)        (6,013,100)
                                                                --------------------------------------
Deferred tax asset, net                                          $             -    $             -
                                                                ======================================

9. Senior Note Offering

During September 1998, the Company's Board of Directors authorized a $2,000,000 private placement offering (the "Senior Note Offering") of 200 units at a unit price of $10,000. Each unit consisted of a 12% Senior Note in the principal amount of $10,000, 1,500 1999-A Common Stock Purchase Warrants (subsequently increased to 2,000 Warrants) and 1,000 shares of Series B Equity Participating Preferred Stock (Series B). The Board of Directors also authorized the creation of 200,000 shares of the Series B. During fiscal year 1999, the Company's Board of Directors authorized several increases to the allowable size of the Senior Note Offering resulting in a total authorization of 500 units, $5,000,000 in gross proceeds, 1,000,000 1999-A Common Stock Purchase Warrants and 500,000 shares of Series B Equity Participating Preferred Stock. Each share of the Series B was automatically convertible into 4 shares of Restricted Common Stock at the time of a "USA Transaction," as defined in the Offering agreement. During January 1999, the Company's Board of Directors authorized the expanding of the rights of the

                             USA Technologies, Inc.

9. Senior Note Offering (continued)

Series B holders providing for each share of Series B to convert into 4 shares of Restricted Common Stock in the event of a reverse stock split. Each 1999-A Common Stock purchase warrant entitled the holder to purchase one share of Common Stock for $1.00 at any time through December 31, 2001. During January 1999 and January 2000, respectively, the Board of Directors authorized the reduction of the exercise price of the 1999-A Common Stock purchase warrants to $.50 through December 31, 1999 and January 31, 2000, respectively. During the year ended June 30, 2000, 911,600 1999-A Common Stock purchase warrants were exercised generating gross proceeds of $455,800.

During January 1999, the Chief Executive Officer purchased ten units of the Senior Note Offering for $100,000. The Board of Directors also approved the Chief Executive Officer's commitment to purchase an additional ten units for $100,000 which will be funded by his foregoing salary from April 1, 1999 through June 30, 2000. At June 30, 2000 and 1999, $12,199 and $84,296 of this amount is included in subscriptions receivable. The $12,199 was re-paid to the Company subsequent to year-end and, accordingly, is reflected as a current asset at June 30, 2000.

The Senior Note Offering closed on June 23, 1999, generating net proceeds of $4,106,440 through the sale of 466.8 units, the issuance of 933,600 1999-A Common Stock purchase warrants and the issuance of 466,800 shares of Series B. In connection with the reverse stock split approved by the Company's shareholders at the Annual Meeting on May 27, 1999 (Note 11), the 466,800 shares of Series B converted into 1,867,200 shares of restricted Common Stock effective June 7, 1999. The estimated fair value of the debt issue costs consisting of the 1999-A Common Stock purchase warrants and the Restricted Common Stock issued in connection with this Offering in the amount of $2,350,558 have been allocated to paid-in capital. The resulting debt discount is being amortized over the term of the Senior Notes. Accumulated debt discount amortization at June 30, 2000 and 1999 was $1,047,368 and $35,494, respectively.

During October 1999, the Company's Board of Directors authorized the voluntary conversion of all or any part of the 12% Senior Notes into shares of restricted Common Stock at the rate of $2.50 per share, at any time until the maturity date of December 31, 2001. During fiscal year 2000, $545,000 of the Senior Notes were converted into 218,000 shares of Common Stock (Note 14). Additionally, five units of the Senior Notes were cancelled at $50,000, resulting in the reduction of the previously issued 10,000 1999-A Warrants and 20,000 shares of Common Stock.

                             USA Technologies, Inc.

10. Series A Preferred Stock

The Preferred Stock authorized may be issued from time to time in one or more series, each series with such rights, preferences or restrictions as determined by the Board of Directors. Each share of Series A Preferred Stock shall have the right to one vote and is convertible at any time into one share of Common Stock. Each share of Common Stock entitles the holder to one voting right. Series A Preferred Stock provides for an annual cumulative dividend of $1.50 per share payable to the shareholders of record in equal parts on February 1 and August 1 of each year. Cumulative unpaid dividends at June 30, 2000 and 1999 amounted to $3,871,639 and $3,328,442, respectively. Cumulative unpaid dividends are convertible into common shares at $10.00 per common share at the option of the shareholder. During the years ended June 30, 2000 and 1999, certain holders of the Preferred Stock converted 74,133 and 3,326 shares, respectively, into 74,133 and 3,326 shares of Common Stock, respectively. Certain of these shareholders also converted cumulative preferred dividends of $368,880 and $116,661, respectively, into 38,688 and 11,666 shares of Common Stock during the years ended June 30, 2000 and 1999, respectively. The Series A Preferred Stock may be called for redemption at the option of the Board of Directors at any time on and after January 1, 1998 for a price of $11.00 per share plus payment of all accrued and unpaid dividends. No such redemption has occurred as of June 30, 2000. In the event of any liquidation, the holders of shares of Series A Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders.

11. Common Stock Transactions

During June 2000, the Company's Board of Directors authorized a $2,200,000 private placement offering to accredited investors to sell 2,200,000 shares of restricted Common Stock at $1.50 per share (subsequently reduced to $1.00 per share in July 2000). The subscription agreements required the investors to remit payment for their shares to the Company by August 30, 2000. Through September 15, 2000, the Company did not receive any such payments and as a result, the Company formally notified the investors that it rescinded and cancelled the subscription agreements. Such cancellation has been retroactively reflected in the accompanying financial statements as of June 30, 2000.

During February 2000, the Company's Board of Directors awarded 120,000 shares of the Company's Common Stock, at $2.00 per share, to certain executive officers. Pursuant to their employment agreements, these officers will be issued the Common Stock if employed by the Company on June 30, 2002. During fiscal year 2000, the Company recorded deferred compensation of $240,000 in connection with these awards. Compensation expense of $34,000 has been recorded to reflect the amortization of the shares earned through June 30, 2000.

                             USA Technologies, Inc.

11. Common Stock (continued)

During January 2000, the Company's Board of Directors authorized a $2,000,000 private placement offering of 1,000,000 shares of restricted Common Stock at $2.00 per share to accredited investors (the "2000-A" offering). This offering was later amended to 1,300,000 shares. During fiscal year 2000, 1,200,000 shares were sold, generating net proceeds to the Company of $2,177,353 ($2,400,000 less offering costs of $222,647).

During October 1999, the Company's Board of Directors authorized a private placement offering (the "1999-B" offering) to accredited investors of 150 units (later increased to 356 units by the Board of Directors) at a unit price of $10,000. Each unit of the $3,560,000 Offering consists of 10,000 shares of restricted Common Stock at $1.00 per share, and 10,000 1999-B Common Stock purchase warrants. During fiscal year 2000 all 356 units were sold, resulting in net proceeds of $3,463,942 ($3,560,000 less offering costs of $96,058) to the Company. Each 1999-B Common Stock purchase warrant entitled the holder to purchase one share of restricted Common Stock for $2.00 at any time through March 31, 2000. The 1999-B Common Stock purchase warrants were modified several times between January 2000 and August 2000 reducing their exercise price to $1.00 per share and extending the expiration date of the warrants to December 31, 2000. Additionally, those 1999-B Common Stock purchase warrant holders who exercised their purchase warrants on or before December 31, 2000 were granted a further extension of the warrants' expiration date to March 31, 2001. As a result of these reductions in the exercise price, the Company's Board of Directors authorized the refunding of the $1 reduction per warrant to those investors who exercised their warrants prior to the exercise price reduction. During fiscal year 2000, 252,750 shares of Common Stock were issued upon the exercise of the 1999-B Common Stock purchase warrants resulting in net proceeds, after refunds, of $252,750. At June 30, 2000, 3,307,250 1999-B Common Stock purchase warrants are outstanding.

During July 1999, the Board of Directors granted fully vested warrants to purchase 250,000 shares of the Company's Common Stock to two consultants. These warrants were issued in exchange in exchange for financial and public relations consulting services and resulted in consulting expense of $99,000. The warrants are exercisable for two years from date of issuance. Of the total, 50,000 warrants are exercisable at $2.00 per share, 50,000 at $3.00 per share and 150,000 at $2.50 per share. On October 21, 1999, the exercise price of the 50,000 warrants exercisable at $3.00 per share was reduced to $2.00 through January 31, 2000. On April 14, 2000, the exercise price of the warrants exercisable at $2.50 per share was reduced to $1.00 per share. During fiscal year 2000, the Company issued 34,000 shares of Common Stock upon the exercise of these warrants at $2.50 per share and 100,000 shares of Common Stock upon the exercise of these warrants at $2.00 per share, resulting in gross proceeds of $285,000.

On May 27, 1999 the Company's shareholders approved a Plan of Recapitalization and amendment to the Company's Articles of Incorporation to effect a 1-for-10 reverse split of Common Stock. The reverse stock split became effective on June 7, 1999.

                             USA Technologies, Inc.

In connection with a July 1998 private placement offering, the Company issued 139,000 1998-B Common Stock purchase warrants at an exercise price of $1.50 through January 1, 1999 and $4.00 per warrant thereafter. During January 1999, the Company's Board of Directors reduced the exercise price of the 1998-B warrants to $1.00 per warrant through March 31, 1999. During fiscal year 2000, the Company's Board of Directors authorized the reduction in the exercise price of the 1998-B Common Stock purchase warrants to $2.00 through June 30, 2000. During June 2000, the Company's Board of Directors further reduced the exercise price of the 1998-B Common Stock purchase warrants to $1.50 through July 31, 2000. During fiscal year 1999, 134,000 warrants were exercised generating gross proceeds of $134,000. At June 30, 2000, 5,000 1998-B Common Stock purchase warrants are outstanding.

In connection with a January 1998 private placement offering, the Company issued 375,000 1998-A Common Stock purchase warrants at an exercise price of $1.50 through June 30, 1998 and $4.00 thereafter through March 5, 2003. During fiscal year 2000, the Company's Board of Directors authorized the reduction in the exercise price of the 1998-A Common Stock purchase warrants to $2.00 through June 30, 2000. During June 2000, the Company's Board of Directors further reduced the exercise price of the 1998-A Common Stock purchase warrants to $1.50 through July 31, 2000. During fiscal year 1998, 371,000 1998-A Common Stock purchase warrants were exercised at $1.50 per warrant generating gross proceeds of $556,500. At June 30, 2000, 4,000 1998-A Common Stock purchase warrants are outstanding.

In connection with a June 1997 a private placement offering of Convertible Debentures, certain affiliates of the placement agent were issued non-detachable Common Stock purchase warrants, exercisable immediately, to purchase up to 200,000 shares of the Company's Common Stock at $2.00 per warrant at any time through June 22, 2002. During fiscal year 2000, the Company's Board of Directors authorized the reduction in the exercise price of these Common Stock purchase warrants to $2.00 through June 30, 2000. During June 2000, the Company's Board of Directors further reduced the exercise price of these Common Stock purchase warrants to $1.50 through July 31, 2000. During the years ended June 30, 2000 and 1999, respectively, 10,000 and 90,000 of these warrants were exercised generating gross proceeds aggregating $200,000. At June 30, 2000, 100,000 of these purchase warrants are outstanding.

                             USA Technologies, Inc.

11. Common Stock Transactions (continued)

In connection with a March 1997 private placement offering, the Company issued 160,000 1997 Common Stock purchase warrants at an exercise price of $2.00 per warrant through October 31, 1997 and $4.00 per warrant thereafter through February 28, 2002. During fiscal year 2000, the Company's Board of Directors authorized the reduction in the exercise price of the 1997 Common Stock purchase warrants to $2.00 through June 30, 2000. During June 2000, the Company's Board of Directors further reduced the exercise price of the 1997 Common Stock purchase warrants to $1.50 through July 31, 2000. Through June 30, 2000, 158,500 warrants were exercised at $2.00 per warrant generating gross proceeds of $317,000. At June 30, 2000, 1,500 of the 1997 Common Stock purchase warrants are outstanding.

In connection with a November 1996 private placement offering, the Company issued 37,400 1996-B Common Stock purchase warrants at an exercise price of $2.00 per share through October 31, 1997 and $3.00 per warrant thereafter through February 28, 2002. During fiscal year 2000, the Company's Board of Directors authorized the reduction in the exercise price of the 1996-B Common Stock purchase warrants to $2.00 through June 30, 2000. During June 2000, the Company's Board of Directors further reduced the exercise price of the 1996-B Common Stock purchase warrants to $1.50 through July 31, 2000. Through June 30, 2000, 33,400 warrants were exercised at $2.00 per warrant generating gross proceeds of $66,800. At June 30, 2000, 4,000 of the 1996-B Common Stock purchase warrants are outstanding.

In connection with a 1996 private placement offering, the Company issued 520,000 1996 Common Stock purchase warrants at an exercise price of $4.00 through December 31, 1996 and $5.00 per warrant thereafter through May 31, 2001. During fiscal year 2000, the Company's Board of Directors authorized the reduction in the exercise price of the 1996 Common Stock purchase warrants to $2.00 through June 30, 2000. During June 2000, the Company's Board of Directors further reduced the exercise price of the 1996 Common Stock purchase warrants to $1.50 through July 31, 2000. Through June 30, 2000, 433,200 warrants were exercised generating gross proceeds of $922,900. At June 30, 2000, 86,800 1996 Common Stock purchase warrants are outstanding.

In connection with a 1995 private placement offering, the Company issued 141,400 1995 Common Stock purchase warrants at an exercise price of $2.50 through October 1997 and $5.00 per warrant thereafter through January 31, 2001. During fiscal year 2000, the Company's Board of Directors authorized the reduction in the exercise price of the 1995 Common Stock purchase warrants to $2.00 through June 30, 2000. During June 2000, the Company's Board of Directors further reduced the exercise price of the 1995 Common Stock purchase warrants to $1.50 through July 31, 2000. Through June 30,

                             USA Technologies, Inc.

11. Common Stock Transactions (continued)

2000, warrants were exercised at $2.50 per warrant generating gross proceeds of $185,250. At June 30, 2000, 67,300 1995 Common Stock purchase warrants are outstanding.

At June 30, 2000 and 1999, the Company had outstanding 11,740 Common Stock purchase rights. These Common Stock purchase rights, issued in 1993, allow the holder to purchase shares of the Company's Common Stock at $10.00 per share and are exercisable through June 30, 2000. During fiscal year 1999, the Company's Board of Directors authorized a reduction in the exercise price from $10.00 per share to $1.00 per share from January 21, 1999 through March 31, 1999 and, accordingly, 3,540 purchase rights were exercised generating gross proceeds of $3,540. During July and August 2000, the Company's Board of Directors authorized a reduction in the exercise price from $10.00 per share to $1.00 per share through December 31, 2000.

As of June 30, 2000, the Company reserved 7,294,565 shares of its Common Stock for future exercises of Common Stock options, Common Stock purchase warrants and the conversions of its Preferred Stock, Cumulative Preferred Stock dividends and the Senior Notes.

12. Stock Options

The Company's Board of Directors has granted options to employees and consultants to purchase shares of Common Stock at or above fair market value. All options granted have 5-year terms and vest and become fully exercisable on the schedule established by the contract which granted the option.

                             USA Technologies, Inc.

12. Stock Options (continued)

The following table summarizes all stock option activity:

                                                  Common
                                               Shares Under      Exercise
                                                  Options          Price
                                                  Granted        Per Share
                                         -------------------------------------

Balance at June 30, 1998                          420,100       $  .50-$5.00
Granted                                           542,000       $       2.00
Exercised                                         (45,000)      $       1.00
                                         -------------------------------------
Balance at June 30, 1999                          917,100       $  .50-$5.00
Granted                                           120,000       $       2.00
Canceled or expired                               (35,833)      $ 1.50-$4.50
Exercised                                         (16,500)      $ 1.50-$2.50
                                         -------------------------------------
Balance at June 30, 2000                          984,767       $  .50-$5.00
                                         =====================================

The price range of the outstanding and exercisable common stock options at June 30, 2000 is as follows:

                                           Weighted
                                           Average                                                     Weighted
     Option                                Remaining            Weighted                                Average
    Exercise              Options        Contract Life          Exercise                  Options      Exercise
     Prices             Outstanding          (Yrs.)               Price                 Exercisable      Price
----------------------------------------------------------------------------------------------------------------
   $   0.50                   5,000           1.00          $       0.50                     5,000      $   0.50
   $   1.50                 117,100            .98          $       1.50                   117,100      $   1.50
   $   2.00                 656,167           4.01          $       2.00                   566,169      $   2.00
   $   2.50                 110,000            .73          $       2.50                   110,000      $   2.50
   $   4.50                  81,500           1.54          $       4.50                    81,500      $   4.50
   $   5.00                  15,000           1.53          $       5.00                    15,000      $   5.00
                    -----------------                   -----------------------    -----------------
                            984,767                         $    0.50-$5.00                894,769
                    =================                   =======================    =================


                             USA Technologies, Inc.

12. Stock Options (continued)

Pro forma information regarding net loss and net loss per common share determined as if the Company is accounting for stock options granted under the fair value method of SFAS 123 is as follows:

                                                           June 30
                                                    2000              1999
                                                ------------------------------
Net loss applicable to common shares
    as reported under APB 25:                   $(9,334,559)    $ (4,654,077)
Stock option expense per SFAS 123                  (329,062)        (620,236)
                                                ------------------------------
Pro forma net loss                              $(9,663,621)    $ (5,274,313)
                                                ==============================

Loss per common share as reported               $      (.92)    $      (1.07)
Pro forma net loss per common share             $      (.95)    $      (1.21)

The fair value for the Company's stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years 2000 and 1999; risk-free interest rate of 6.0%; an expected life of 2 years; no expected cash dividend payments on common stock and volatility factors of the expected market price of the Company's common stock, based on historical volatility of 1.332 and 1.364, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. As noted above, the Company's stock options are vested over an extended period. In addition, option models require the input of highly subjective assumptions including future stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management's opinion, the Black-Scholes model does not necessarily provide a reliable measure of the fair value of the Company's stock options. The Company's pro forma information reflects the impact of the reduction in price of certain stock options.

13. Retirement Plan

During September 1998, the Company adopted a Savings and Retirement Plan (the
Plan) which allows employees who have attained the age of 21 and have completed one year of service to make voluntary contributions up to a maximum of 15% of their annual compensation, as defined in the Plan. The Plan does not provide for any matching contribution by the Company, however, the Board of Directors may authorize, at its sole

                             USA Technologies, Inc.

13. Retirement Plan (continued)

discretion, Company contributions to the Plan. During fiscal years 2000 and 1999, there were no contributions made to the Plan by the Company. At the beginning of fiscal year 2001, the Company amended the Plan to include a Company matching contribution for up to 10% of an employee's compensation.

14. Subsequent Events

During July and August 2000, the Company's Board of Directors reduced the exercise price of the 1995, 1996, 1996-B, 1997, 1998A and 1998B Common Stock purchase warrants and the Common Stock purchase rights to $1.00 through December 31, 2000. As a result, certain holders of 717,350 Common Stock purchase warrants exercised warrants generating gross proceeds of $717,350.

During August 2000, the Company's Board of Directors authorized a $1,150,000 private placement of up to 1,150,000 shares of restricted Common Stock at $1.00 per share to a limited number of accredited investors. For each share purchased, the Company will issue a Common Stock purchase warrant to purchase one share of restricted Common Stock at $1.00 until January 31, 2001. As of September 15, 2000, the Company received signed subscription agreements in the amount of $1,150,000.

During September 2000, the Board of Directors ratified and approved an Investment Agreement with an investment company for an equity line of up to $20 million over a period not to exceed 3 years. Investments are determined monthly based on the current market prices of the Company's Common Stock in accordance with the terms of the Agreement. The purchase price per share for the investment company would equal 91% of the market price of the Common Stock at the time of purchase; additional warrants can be granted up to 10% of the number of shares actually purchased; the investment company will receive 1,200,000 Commitment Warrants at an initial exercise price of $1.00, adjusted to lower market pricing if applicable; and additions to these Commitment Warrants will be granted, if required, to keep the investment company's ownership percent equal to 5% (decreasing over time) of the outstanding Common Stock of the Company on a fully diluted basis.

During September 2000, the Company's Board of Directors granted each holder of the Senior Notes the option to elect to extend the maturity date of the holder's Senior Note to December 31, 2002 from December 31, 2001. Upon such election, the conversion rate for the holder's Senior Note will be reduced from $2.50 per share to $2.00 per share through the note's maturity.

                             USA Technologies, Inc.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

           None



                                     PART III

Item 9.  Directors and Executive Officers of the Registrant

                                     MANAGEMENT

Directors and Executive Officers

           The Directors and executive officers of the Company, as of June 30, 2000, together with their ages and business backgrounds are as follows.

         Name                      Age          Position(s) Held
         ----                      ---          ----------------


George R. Jensen, Jr.              51       Chief Executive Officer,
                                            Chairman of the Board of Directors
Stephen P. Herbert                 37       President, Director
Haven Brock Kolls, Jr.             34       Vice President - Research and
                                            Development
Leland P. Maxwell                  53       Senior Vice President, Chief
                                            Financial Officer, Treasurer
Michael K. Lawlor                  39       Vice President - Marketing
                                            and Sales
William W. Sellers (1)(2)          78       Director
Henry B. duPont Smith              38       Director
William L. Van Alen, Jr. (1)(2)    66       Director
Steven Katz (1)                    51       Director
Douglas M. Lurio (2)               43       Director
Edwin R. Boynton                   45       Director

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

         Michael K. Lawlor joined the Company on a full-time basis in 1997 and was promoted to Senior Vice President, Sales and Marketing in September 1999. Prior to joining the Company, Mr. Lawlor worked with Aladdin Industries, a leading manufacturer of promotional drinkware, as Director of Restaurant Sales. From 1986 to 1995, Mr. Lawlor was employed in various sales capacities by Pepsi-Cola and was National Accounts Sales Manager when he departed in 1995. Mr. Lawlor received an undergraduate degree in Marketing from the University of Texas.

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

         Edwin R. Boynton joined the Board of Directors in July 1999. He is a partner of Stradley Ronon Stevens & Young LLP, and is a member of and currently the chair of the firm's estates department. Mr. Boynton received his bachelor of arts degree from Harvard University in 1976 and his Juris Doctor degree from Duke University in 1979.


Item 10.  Executive Compensation

         The following table sets forth certain information with respect to compensation paid or accrued by the Company during the fiscal years ended June 30, 1998, June 30, 1999 and June 30, 2000 to each of the executive officers of the Company named below. Except as set forth below, no individual who was serving as an executive officer of the Company at the end of the fiscal years ended June 30, 1998, June 30, 1999 or June 30, 2000 received salary and bonus in excess of $100,000 in any such fiscal year.

                           Summary Compensation Table

                               Fiscal
Name and Principal Position    Year       Annual Compensation                   Long Term Compensation
---------------------------    ------     ---------------------------------     ----------------------
                                          Salary      Bonus     Other Anuual       Restricted Stock
                                                        (1)      Compensation           Awards
                                          ------      -----     -------------   ----------------------
George R. Jensen, Jr.,         2000       $117,500     $0           --             $80,000 (2)
Chief Executive Officer,       1999       $100,000     $0           --                  --
President                      1998       $100,000     $0           --                  --
------------------------------------------------------------------------------------------------------
Stephen P. Herbert,            2000       $107,500     $94,000      --             $80,000 (2)
President
------------------------------------------------------------------------------------------------------
Leland P. Maxwell, Chief       2000       $99,000      $29,000      --                  --
Financial Officer,Treasurer
------------------------------------------------------------------------------------------------------
H. Brock Kolls, Senior Vice    2000       $105,000     $44,000      --             $80,000 (2)
President, Research &
Development
------------------------------------------------------------------------------------------------------
Michael K. Lawlor, Senior     2000       $83,200       $35,500    $43,000 (3)           --
Vice President, Sales and
Marketing
------------------------------------------------------------------------------------------------------

(1) Represents shares of Common Stock issued to the executive officers during the fiscal year valued at $2.00 per share, the closing bid price on the date of issuance. For Mr. Lawlor, the bonus also includes a $5,500 sales commission.
(2) Represents shares of Common Stock to be issued to such executive officers if employed by the Company on June 30, 2002. The shares have been valued at $2.00 per share, the closing bid price on the date of grant.
(3)   Represents payment by the Company of relocation expenses.

         The following table sets forth information regarding stock options granted during the fiscal year 2000 to the executive officers of the Company named below:

             OPTION GRANTS DURING FISCAL YEAR ENDED JUNE 30, 2000

Name                Number of    Percent of    Exercise   Expiration
                    Securities   Total Options Price      Date
                    Underlying   Granted to    Per
                    Options      Employees in  Share
                    Granted      Fiscal Year
--------------------------------------------------------------------------------
Stephen P. Herbert    45,000       37.5%       $2.00       November 23, 2004
--------------------------------------------------------------------------------
Leland P. Maxwell     15,000       12.5%       $2.00       November 23, 2004
--------------------------------------------------------------------------------
H. Brock Kolls        30,000       25.0%       $2.00       November 23, 2004
--------------------------------------------------------------------------------
Michael K. Lawlor     20,000       16.7%       $2.00       August 5, 2004
--------------------------------------------------------------------------------

Executive Employment Agreements

         The Company has entered into an employment agreement with Mr. Jensen which expires June 30, 2002. The Agreement is automatically renewed from year to year unless canceled by Mr. Jensen or the Company. The agreement provides for an annual base salary of $135,000 effective March 1, 2000. Mr. Jensen is entitled to receive such bonus or bonuses as may be awarded to him by the Board of Directors. In determining whether to pay such a bonus, the Board would use its subjective discretion. The Agreement requires Mr. Jensen to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the Agreement and for a period of one year thereafter. The agreement provides that if Mr. Jensen is employed by the Company on June 30, 2002, the Company will issue to him 40,000 shares of Common Stock.

         The agreement also grants to Mr. Jensen in the event a "USA Transaction" (as defined below) occurs after the date thereof that number of shares of Common Stock as shall when issued to him equal five percent (increased in June 1999 to eight percent) of all the then issued and outstanding shares of Common Stock (the "Rights"). Mr. Jensen is not required to pay any additional consideration for such shares. At the time of any USA Transaction, all of the shares of Common Stock underlying the Rights are automatically deemed to be issued and outstanding immediately prior to any USA Transaction, and are entitled to be treated as any other issued and outstanding shares of Common Stock in connection with such USA Transaction.

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

         On January 21, 1999, Mr. Jensen purchased ten (10) units of the recently completed private debt placement offering for $100,000. In full payment for such Units, Mr. Jensen has agreed to forego any base salary otherwise payable to him under his employment agreement during the period of time commencing on April 1, 1999 and ending on June 30, 2000, or such longer period of time as may be required based upon his monthly net base salary after all applicable withholding taxes and other deductions. At June 30, 2000, $12,199 was outstanding. Subsequent to year end, the $12,199 has been received in full.

         The Company has entered into a one-year employment agreement with Mr. Herbert which expires on April 30, 2002. The agreement is automatically renewed from year to year thereafter unless canceled by Mr. Herbert or the Company. The Agreement provides for an annual base salary of $125,000 per year effective March 1, 2000. Mr. Herbert is entitled to receive such bonus or bonuses as the Board of Directors may award to him. The Agreement requires Mr. Herbert to devote his full time and attention to the business and affairs of the Company and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter. The agreement provides that if Mr. Herbert is employed by the Company on June 30, 2002, the Company will issue to him 40,000 shares of Common Stock.



          Mr. Kolls has entered into a one-year employment agreement with the Company which expires on April 30, 2002, and is automatically renewed from year to year thereafter unless canceled by Mr. Kolls or the Company. The agreement provides for an annual base salary of $120,000 per year effective March 1, 2000. Mr. Kolls is also entitled to receive such bonus or bonuses as may be awarded to him by the Board of Directors. The Agreement requires Mr. Kolls to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of his agreement and for a period of one year thereafter. The agreement provides that if Mr. Kolls is employed by the Company on June 30, 2002, the Company will issue to him 40,000 shares of Common Stock.

         Mr. Maxwell has entered into an employment agreement with the Company which expires on June 30, 2001, and is automatically renewed from year to year thereafter unless cancelled by Mr. Maxwell or the Company. The agreement provides for an annual base salary of $108,000 per year effective March 1, 2000. Mr. Maxwell is also entitled to receive such bonus or bonuses as the Board of Directors may award to him. The Agreement requires Mr. Maxwell to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter.

         Mr. Lawlor has entered into an employment agreement with the Company which expires on June 30, 2001, and is automatically renewed from year to year thereafter unless cancelled by Mr. Lawlor or the Company. The agreement provides for an annual base salary of $100,000 per year effective March 1, 2000. Mr. Lawlor is also entitled to receive such bonus or bonuses as the Board of Directors may award to him. The Agreement requires Mr. Lawlor to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter.


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

         All of the Common Stock underlying the options held by all Directors was registered by the Company under the Act, for resale by the holder thereof. Such registration was at the Company's cost and expense.

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

         In August 1999, the Company issued to an executive officer fully vested options to acquire up to 20,000 shares of Common Stock at $2.00 per share. The options are exercisable at any time within five years following issuance. The Company issued the options pursuant to the exemption from registration set forth in Section 4(2) of the Act. The Company registered for resale under the Act the Common Stock underlying the options.

         In November 1999, the Company issued fully vested options to purchase an aggregate of 90,000 shares of Common Stock to its executive officers as follows: Stephen P. Herbert - 45,000 options; Haven Brock Kolls - 30,000 options; and Leland Maxwell - 15,000 options. Each option is exercisable at $2.00 per share at any time within five years following issuance.

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


Item 11.  Security Ownership of Certain Beneficial Owners and Management

Common Stock

         The following table sets forth, as of June 30, 2000, the beneficial ownership of the Common Stock of each of the Company's directors and executive officers, as well as by the Company's directors and executive officers as a group. Except as set forth below, the Company is not aware of any beneficial owner of more than five percent of the Common Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                         Number of Shares
       Name and Address                  of Common Stock           Percent
       of Beneficial Owner               Beneficially Owned(1)    of Class(2)
       -------------------               ---------------------     --------
George R. Jensen, Jr.                     660,000 shares(3)          3.21%
16 Marlborough Road
Newtown Square, Pennsylvania 19073

Stephen P. Herbert                         178,717 shares(4)           *
536 West Beach Tree Lane
Strafford, Pennsylvania 19087

Haven Brock Kolls, Jr.                     157,183 shares(5)           *
1573 Potter Drive
Pottstown, PA  19464

Leland P. Maxwell                          75,884 shares(6)            *
401 Dartmouth Road
Bryn Mawr, Pennsylvania 19010

Michael K. Lawlor                          51,717 shares (7)           *
131 Lisa Drive
Paoli, PA 19301

Edwin R. Boynton                          120,500 shares(8)            *
104 Leighton Drive
Bryn Mawr, Pennsylvania 19010

Steven Katz                                10,000 shares(9)            *
20 Rebel Run Drive
East Brunswick, New Jersey 08816

Douglas M. Lurio                          63,213 shares(10)            *
2005 Market Street, Suite 2340
Philadelphia, Pennsylvania 19103

William W. Sellers                         454,075 shares(11)          2.21%
394 East Church Road
King of Prussia, Pennsylvania 19406

Henry B. duPont Smith                      50,000 shares(12)            *
350 Mill Bank Road
Bryn Mawr, Pennsylvania 19010

William L. Van Alen, Jr.                   52,500 shares(13)            *
Cornerstone Entertainment, Inc.
P.O. Box 727
Edgemont, Pennsylvania 19028
All Directors and Executive Officers
As a Group (11 persons)                   1,873,789 shares(14)        9.10%

---------
*Less than one percent (1%)

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities. Shares of Common Stock issuable upon conversion of the Preferred Stock, or shares of Common Stock issuable upon exercise of options currently exercisable, or exercisable within 60 days of June 30, 2000, are deemed to be beneficially owned for purposes hereof.

(2) On June 30, 2000 there were 13,375,291 shares of Common Stock and 566,444 shares of Series A Preferred Stock issued and outstanding. For purposes of computing the percentages under this table, it is assumed that all shares of issued and outstanding Preferred Stock have been converted into 566,444 shares of Common Stock, that all of the options or purchase rights to acquire Common Stock which have been issued and are fully vested as of June 30, 2000 (or within 60-days of June 30, 2000) have been converted into 906,509 shares of Common Stock. Of the 996,507 options or purchase rights to acquire Common Stock issued as of June 30, 1999, 906,509 are vested (or become vested within 60-days), and are included in this table. For purposes of computing such percentages it has also been assumed that all of the remaining 1995 Warrants have been exercised for 67,300 shares of Common Stock, all of the remaining 1996 Warrants have been exercised for 86,800 shares of Common Stock, that all of the 1996-B Warrants have been exercised for 4,000 shares of Common Stock, that all of the 1997 Warrants have been exercised for 1,500 shares of Common Stock, that all of the

Warrants issued to affiliates and/or consultants to GEM Advisors, Inc. have been exercised for 100,000 shares of Common Stock, that all of the 1998-A Warrants have been exercised for 4,000 shares of Common Stock; that all of the 1998-B Warrants have been exercised for 5,000 shares of Common Stock; that all of the consultant warrants have been exercised for 125,400 shares of Common Stock; that all of the 1999-A Warrants have been exercised for 14,000 shares of Common Stock; that all of the 1999-B Warrants have been exercised for 3,307,250 shares of Common Stock; that all of the Senior Notes have been converted into 1,629,200 shares of Common Stock; and that all of the accrued and unpaid dividends on the Preferred Stock as of June 30, 2000 have been converted, into 387,164 shares of Common Stock. Therefore, for purposes of computing the percentages under this table, there are 20,579,858 shares of Common Stock issued and outstanding.

(3) Includes 200,000 shares of Common Stock held by Mr. Jensen with his children as joint tenants with right of survivorship, 180,000 shares of Common Stock issuable upon the exercise of options, 80,000 shares issuable upon conversion of Senior Notes, and 200,000 shares of Common Stock issuable upon the exercise of the 1999-B Warrants. Does not include the right granted to Mr. Jensen under his Employment Agreement to receive eight percent (8%) of the issued and outstanding Common Stock upon the occurrence of a USA Transaction (as defined herein). See "Executive Employment Agreements".

(4) Includes 136,667 shares of Common Stock issuable to Mr. Herbert upon the exercise of options, and 2,000 shares of Common Stock beneficially owned by his child.

(5) Includes 103,333 shares of Common Stock issuable to Mr. Kolls upon the exercise of options, 12,000 shares of Common Stock owned by his spouse, and 12,000 shares issuable to his spouse upon conversion of her Senior Note.

(6) Includes 43,334 shares of Common Stock issuable to Mr. Maxwell upon the exercise of options.

(7) Includes 36,667 shares of Common Stock issuable to Mr. Lawlor upon exercise of options.

(8) Includes 5,500 shares of Common Stock issuable upon conversion of the 5,500 shares of Series A Preferred Stock. Includes 10,000 vested shares of Common Stock issuable upon exercise of options, 20,000 shares issuable upon conversion of his Senior Note, and 10,000 shares of Common Stock issuable upon exercise of the 1999-B Warrants. Does not include any shares of Common Stock issuable upon conversion of any accrued and unpaid dividends in the Series A Preferred Stock.

(9) Includes 10,000 shares of Common Stock issuable upon exercise of options.

(10) Includes 31,213 shares of Common Stock held jointly with Mr. Lurio's spouse, 10,000 shares of Common Stock issuable upon exercise of options, 12,000 shares issuable upon conversion of Senior Notes, and 10,000 shares issuable upon exercise of 1999-B Warrants.

(11) Includes 17,245 shares of Common Stock owned by the Sellers Pension Plan of which Mr. Sellers is a trustee, 4,651 shares of Common Stock owned by Sellers Process Equipment Company of which he is a Director, and 9,929 shares of Common Stock owned by Mr. Seller's wife. Includes 25,500 shares of Common Stock issuable upon exercise of options, 28,000 shares issuable upon conversion of Senior Notes, and 130,000 shares issuable upon exercise of 1999-B Warrants.

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

(13) Includes 22,500 shares of Common Stock issuable to Mr. Van Alen upon exercise of options and 10,000 shares issuable upon conversion of 1999-B Warrants.

(14) Includes all shares of Common Stock described in footnotes (2) through (13) above.

Preferred Stock

         The following table sets forth, as of June 30, 2000 the beneficial ownership of the Preferred Stock by the Company's directors and executive officers, as well as by the Company's directors and executive officers as a group. Except as set forth below, the Company is not aware of any beneficial owner of more than five percent of the Preferred Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Preferred Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.
                                      Number of Shares
Name and Address of                   of Preferred Stock           Percent
Beneficial Owner                      Beneficially Owned         of Class(l)
-------------------                   ------------------         ---------

Edwin R. Boynton
104 Leighton Avenue
Bryn Mawr, Pennsylvania 19010               5,500                     *

Henry B. duPont Smith
350 Mill Bank Road
Bryn Mawr, Pennsylvania 19010              12,000(2)                2.0%

All Directors and
Executive Officers
As a Group (11 persons)                    17,500                   3.1%
--------------
*Less than one percent (1%)

(1) There were 566,444 shares of Preferred Stock issued and outstanding as of June 30, 2000.

(2) Includes 2,000 shares of Preferred Stock held by trusts for the benefit of Mr. Smith's children of which he is a trustee.

Item 12.  Certain Relationships and Related Transactions

         On January 21, 1999, Mr. Jensen purchased ten units pursuant to the Company's private placement offering of Senior Notes for $100,000. In full payment, Mr. Jensen has agreed to forgo any base salary otherwise payable to him under his employment agreement during the period of time commencing on April 1, 1999 and ending on June 30, 2000, or such longer period as required. Mr. Jensen made full payment by June 30, 2000.

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

         During the fiscal years ended June 30, 1999 and June 30, 2000, the Company paid Lurio & Associates, P.C., of which Mr. Lurio is President, professional fees of approximately $155,000 and $196,000, respectively, for legal services rendered to the Company by such law firm.

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

         In August 1999, the Board of Directors authorized the Company to issue to Michael Lawlor, Vice President of the Company, an aggregate of up to 25,000 shares of Common Stock. Such Common Stock was issued in exchange for services rendered and to be rendered to the Company by Mr. Lawlor. The shares of Common Stock were valued at $2.00 per share, the closing bid price on the date of the grant. The Company has registered these shares under the Act.

         In August 1999, the Company also issued to Mr. Lawlor fully vested options to acquire up to 20,000 shares of Common Stock at $2.00 per share. The options are exercisable at any time within five years following issuance. The Company has agreed to register under the Act the Common Stock underlying the options for resale by Mr. Lawlor.

         In August 1999, the Company issued to Joseph Donahue, a former Vice President of the Company, an aggregate of 15,000 shares of Common Stock. Such Common Stock will be issued in exchange for services to be rendered to the Company by Mr. Donahue. The shares of Common Stock were valued at $2.00 per share, the closing bid price on the date of the grant. The Company has agreed to register these shares under the Act.

         In August 1999, the Company issued to each of Stephen Herbert, President, Leland Maxwell, Chief Financial Officer, and Haven Brock Kolls, Vice President Research and Development, 2,000 shares of Common Stock. Such Common Stock was issued in exchange for services rendered or to be rendered to the Company. The shares of Common Stock were valued at $2.00 per share, the closing bid price on the date of the grant. The Company has registered these shares under the Act.

         In November 1999, the Company issued fully vested options to purchase an aggregate of 90,000 shares of Common Stock to its executive officers as follows: Stephen P. Herbert - 45,000 options; Haven Brock Kolls - 30,000 options; and Leland Maxwell - 15,000 options. Each option is exercised at $2.00 per share of Common Stock at any time within five years following issuance. The Company has agreed to register the Common Stock underlying these options for resale under the Act.

         During February 2000, the Company issued an aggregate of 87,500 shares of Common Stock to five executive officers: George Jensen - 25,000 shares; Stephen Herbert - 20,000 shares; Haven Brock Kolls - 20,000 shares; Leland Maxwell - 12,500 shares; Michael Lawlor - 10,000 shares. Such shares were issued as a bonus for services rendered and to be rendered for the calendar year 2000. The shares were valued at $2.00 per share, the closing bid price on the date of issuance. The Company has registered these shares under the Act.

         In February 2000, in connection with his relocation to the Philadelphia, Pennsylvania area, the Company agreed to pay the costs of relocation for Michael Lawlor, Vice President of the Company. As of June 30, 2000, a total of approximately $43,000 has been paid for this purpose.


                                     PART IV

Item 13. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

      a. Consolidated Financial Statements filed herewith at Item 7 hereof Include balance sheets at June 30, 2000 and 1999 and statements of operations, shareholders' deficit, and cash flows, for the years ended June 30, 2000 and 1999. All other schedules for which provision is made in regulation S-B of the Commission are not required under the related instruction or are not applicable and therefore have been omitted.

      b. During the last quarter of the fiscal year ended June 30, 2000, the Company filed a Form 8-K on June 29, 2000 reporting an event under
          Item 5.

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

            10.2 Adele Hepburn Common Stock Options dated as of July 1, 1993 (Incorporated by reference to Exhibit 10.12 to Form SB-2 Registration Statement No. 33-70992).

            10.3 Certificate of Appointment of American Stock Transfer & Trust Company as Transfer Agent and Registrar dated October 8, 1993 (Incorporated by reference to Exhibit
                       10.23 to Form SB-2 Registration Statement No. 33-70992).

            10.4 Employment and Non-Competition Agreement between the Company and H. Brock Kolls dated as of May 1, 1994 (Incorporated by reference to Exhibit 10.32 to Form SB-2 Registration Statement No. 33-70992).

            10.4.1 First Amendment to Employment and Non-Competition Agreement between the Company and H. Brock Kolls dated as of May 1, 1994 (Incorporated by reference to Exhibit
                       10.13.1 to Form SB-2 Registration Statement No.
                       333-09465).

            10.4.2 Third Amendment to Employment and Non-Competition Agreement between the Company and H. Brock Kolls dated February 22, 2000 (Incorporated by reference to Exhibit
                       10.3 to Form S-8 Registration Statement No. 333-341006).

            10.5 H. Brock Kolls Common Stock Options dated as of May 1, 1994 (Incorporated by reference to Exhibit 10.42 to Form SB-2 Registration Statement No. 33-70992).

            10.5.1 H. Brock Kolls Common Stock Options dated as of March 20, 1996 (Incorporated by reference to Exhibit 10.19 to Form SB-2 Registration Statement No. 33-70992)

            10.6 Barry Slawter Common Stock Options dated as of August 25, 1994 (Incorporated by reference to Exhibit 10.43 to Form SB-2 Registration Statement No. 33-70992).

            10.7 Employment and Non-Competition Agreement between the Company and Michael Lawlor dated June 7, 1996 (Incorporated by reference to Exhibit 10.28 to Form SB-2 Registration Statement No. 333-09465).

            10.7.1 First Amendment to Employment and Non-Competition Agreement between the Company and Michael Lawlor dated February 22, 2000 (Incorporated by reference to Exhibit
                       10.5 to Form S-8 Registration Statement No. 333-34106).

            10.8 Michael Lawlor Common Stock Option Certificate dated as of June 7, 1996 (Incorporated by reference to Exhibit
                       10.29 to Form SB-2 Registration Statement No.333-09465).

            10.9 Employment and Non-Competition Agreement between the Company and Stephen P. Herbert dated April 4, 1996 (Incorporated by reference to Exhibit 10.30 to Form SB-2 Registration Statement No. 333-09465).

            10.9.1 First Amendment to Employment and Non-Competition Agreement between the Company and Stephen P. Herbert dated February 22, 2000 (Incorporated by reference to Exhibit 10.2 to Form S-8 Registration Statement No. 333-34106).

            10.10 Stephen P. Herbert Common Stock Option Certificate dated April 4, 1996 (Incorporated by reference to Exhibit 10.31 to Form SB-2 Registration Statement No. 333-09465).

            10.11 RAM Group Common Stock Option Certificate dated as of August 22, 1996 (Incorporated by reference to Exhibit
                       10.34 to Form SB-2 Registration No. 33-98808).

            10.12 RAM Group Common Stock Option Certificate dated as of November 1, 1996 (Incorporated by reference to Exhibit
                       10.35 to Form SB-2 Registration No. 33-98808).

            10.13 Joseph Donahue Common Stock Option Certificate dated as of September 2, 1996 (Incorporated by reference to Exhibit 10.37 to Form SB-2 Registration No. 33-98808).

            10.14 Employment and Non-Competition Agreement between the Company and Leland P. Maxwell dated February 24, 1997 (Incorporated by reference to Exhibit 10.39 to Form SB-2 Registration No. 33-98808)

            10.14.1 Second Amendment to Employment and Non-Competition Agreement between the Company and Leland P. Maxwell dated February 22, 2000 (Incorporated by reference to Exhibit
                       10.4 to Form S-8 Registration Statement No. 333-34106)

            10.15 Leland P. Maxwell Common Stock Option Certificate dated February 24, 1997 (Incorporated by reference to Exhibit
                       10.40 to Form SB-2 Registration No. 33-98808).

            10.16 Letter between the Company and GEM Advisers, Inc. signed May 15, 1997 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 22, 1997).

            10.17 H. Brock Kolls Common Stock Option Certificate dated as of June 9, 1997 (Incorporated by reference to Exhibit
                       10.43 to Form SB-2 Registration Statement 333-30853).

            10.18 Stephen Herbert Common Stock Option Certificate dated as of June 9, 1997 (Incorporated by reference to Exhibit
                       10.44 to Form SB-2 Registration Statement No. 333-30853).

            10.19 Michael Feeney Common Stock Option Certificate dated as of June 9, 1997 (Incorporated by reference to Exhibit
                       10.46 to Form SB-2 Registration Statement No. 333-30853).

            10.20 Joint Venture Agreement dated September 24, 1997 between the Company and Mail Boxes Etc. (Incorporated by reference to Exhibit 10.47 to Form 10-KSB filed on September 26, 1997).

            10.21 Employment and Non-competition Agreement between the Company and George R. Jensen, Jr. dated November 20, 1997 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 26, 1997).

            10.21.1 First Amendment to Employment and Non-Competition Agreement between the Company and George R. Jensen, Jr., dated as of June 17, 1999.

            10.21.2 Second Amendment to Employment and Non-Competition Agreement between the Company and George R. Jensen, Jr. dated February 22, 2000 (Incorporated by reference to Exhibit 10.1 to Form S-8 Registration Statement No. 333-34106).

            10.22 Agreement between the Company and Promus Hotels, Inc. dated May 8, 1997 (incorporated by reference to Exhibit
                       10.49 to Form SB-2 Registration Statement No. 333-38593, filed on February 4, 1998).

            10.23 Agreement between the Company and Choice Hotels International, Inc. dated April 24, 1997 (Incorporated by reference to Exhibit 10.50 to Form SB-2 Registration Statement No. 333-38593, filed on February 4, 1998).

            10.24 Agreement between the Company and PNC Merchant Services dated July 18, 1997 (Incorporated by reference to Exhibit
                       10.51 to Form SB-2 Registration Statement No. 333-38593, filed on February 4, 1998).

            10.25 Separation Agreement between the Company and Keith L. Sterling dated April 8, 1998 (Incorporated by reference to Exhibit to Exhibit 10.1 to Form 10-QSB filed May 12,
                       1998).

            10.26 Phillip A. Harvey Common Stock Option Certificate dated as of April 22, 1999 (Incorporated by reference to Exhibit 10.35 to Form SB-2 Registration Statement No. 333-81591).

            10.27 Consulting Agreement between Ronald Trahan and the Company dated November 16, 1998 (incorporated by Reference to Exhibit 28 to Registration Statement No. 333-67503 on Form S-8 filed on November 18, 1998).

            10.28 Consulting Agreement between Mason Sexton and the Company dated March 10, 1999 (incorporated by reference to Exhibit 28 to Registration Statement No. 333-74807 on Form S-8 filed on March 22, 1999).

            10.29 Financial Public Relations Agreement between the Company and I. W. Miller Group, Inc. dated August 1, 1999 (Incorporated by reference to Exhibit 10.38 to Form SB-2 Registration Statement No. 333-84513).

            10.30 Consulting Agreement between Harmonic Research, Inc. and the Company dated August 3, 1999 (Incorporated by reference to Exhibit 10.39 to Form SB-2 Registration Statement No. 333-84513).

            10.31 Investment Agreement between the Company and Swartz Private Equity, LLC dated September 15, 2000 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 21, 2000).

            10.32 Commitment Warrant issued to Swartz Private Equity LLC dated August 23, 2000 (incorporated by reference to Exhibit 10.2 to Form 8-K dated September 21, 2000).

            10.33 Warrant Anti-Dilution Agreement between the Company and Swartz Private Equity, LLC dated September 15, 2000 (incorporated by reference to Exhibit 10.3 to Form 8-K dated September 21, 2000).

            10.34 Registration Rights Agreement between the Company and Swartz Private Equity dated September 15, 2000 (incorporated by reference to Exhibit 10.4 to Form 8-K dated September 21, 2000).

            10.35 Agreement for Wholesale Financing and Addendum for Scheduled Payment Plan with IBM Credit Corporation dated May 6, 1999 (incorporated by reference to Exhibit 10.40 to Form 10-KSB for the fiscal year ended June 30, 1999).

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


                               USA TECHNOLOGIES, INC.




                               By:  /s/ George R. Jensen, Jr.
                                    -------------------------------
                                    George R. Jensen, Jr., Chairman
                                    and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signatures                                Title                                Date
----------                                -----                                ----


/s/ George R. Jensen, Jr.    Chairman of the Board of Directors,       September 28, 2000
--------------------------   Chief Executive Officer
George R. Jensen, Jr.        (Principal Executive Officer)

/s/ Leland P. Maxwell        Vice President and Chief Financial        September 28, 2000
--------------------------   Officer (Principal Accounting Officer)
Leland P. Maxwell

/s/ William W. Sellers       Director                                  September 28, 2000
--------------------------
William W. Sellers

/s/ Stephen P. Herbert       President, Chief Operating                September 28, 2000
--------------------------   Officer, Director
Stephen P. Herbert

/s/ William L. Van Alen, Jr. Director                                  September 28, 2000
----------------------------
William L. Van Alen, Jr.

/s/ Douglas M. Lurio         Director                                  September 28, 2000
--------------------------
Douglas M. Lurio

                             Director                                  September __, 2000
--------------------------
Steven Katz

                             Director                                  September __, 2000
--------------------------
Henry B. duPont Smith

                             Director                                  September __, 2000
--------------------------
Edwin R. Boynton
