Form 10-Q
period 2000-09-30
USA TECHNOLOGIES INC
filed 2000-11-14
CIK 896429

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 1O-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

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
                                                     --------------


Check whether the Registrant has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X     No ____
            -----

As of November 3, 2000, there were 15,954,302 shares of Common Stock, no par value, and 559,044 shares of Series A Convertible Preferred Stock, no par value, outstanding.

                             USA TECHNOLOGIES, INC.


                                      INDEX

                                                                        PAGE NO.

Part I - Financial Information

         Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets - September 30, 2000 (Unaudited)
         and June 30, 2000                                                     1

         Consolidated Statements of Operations - Three months ended
         September 30, 2000 and 1999 (Unaudited)                               2

         Consolidated Statement of Shareholders' Deficit                       3
         September 30, 2000 (Unaudited)

         Consolidated Statements of Cash Flows - Three months ended            4
         September 30, 2000 and 1999 (Unaudited)

         Notes to Consolidated Financial Statements (Unaudited)                5

         Item 2. Management's Discussion and Analysis of Financial             8
         Condition and Results of Operations

Part II - Other Information                                                   12

            Item 2.  Changes in Securities                                    12

                             USA Technologies, Inc.
                           Consolidated Balance Sheets


                                                                            September 30,           June 30,
                                                                                2000                  2000
                                                                        -------------------    -------------------
                                                                            (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                           $       1,290,573            $ 1,859,360
    Accounts receivable less allowance
       for uncollectible accounts of $55,659 at September
       30, 2000 (unaudited) and $50,000 at June 30, 2000                          545,456                603,171
    Inventory                                                                   1,134,362                992,980
    Prepaid expenses and other current assets                                     338,424                300,607
    Deposits                                                                            -                192,000
    Subscriptions receivable                                                      175,000                 12,199
                                                                        -------------------    -------------------
Total current assets                                                            3,483,815              3,960,317

Property and equipment, at cost, net of accumulated
  depreciation of $511,033 at September 30, 2000
  (unaudited) and $465,704 at June 30, 2000                                       551,829                384,847
Software development costs                                                        486,767                149,304
Other assets                                                                       33,690                 14,740
                                                                        -------------------    -------------------
Total assets                                                            $       4,556,101            $ 4,509,208
                                                                        ===================    ===================


Liabilities and shareholders' deficit
Current liabilities:
    Accounts payable                                                    $       1,058,000            $ 1,194,391
    Accrued expenses                                                              773,748                554,243
    Equipment line of credit                                                      168,472                183,196
    Current obligations under capital leases                                        9,900                  9,493
                                                                        -------------------    -------------------
Total current liabilities                                                       2,010,120              1,941,323

Senior Notes                                                                    2,915,632              2,688,402
Obligations under capital leases, less current portion                             32,704                 34,965
                                                                        -------------------    -------------------
Total liabilities                                                               4,958,456              4,664,690

Shareholders' deficit:
   Preferred Stock, no par value, authorized shares - 1,800,000:
     Series A Convertible Preferred:
        Authorized shares - 900,000; issued and outstanding shares -
        562,444 at September 30, 2000 (unaudited) and 566,444 at
        June 30, 2000 (liquidation preference of $ 9,884,912 at
        September 30, 2000 - unaudited)                                         3,983,946              4,012,266
   Common Stock, no par value:
     Authorized shares - 62,000,000
     Issued and outstanding shares - 15,283,198 at
        September 30, 2000 (unaudited) and 13,375,291 at
        June 30, 2000                                                          26,156,406             24,204,050
   Deferred compensation                                                         (180,250)              (206,000)
   Subscriptions receivable                                                      (525,000)                     -
   Accumulated deficit                                                        (29,837,457)           (28,165,798)
                                                                        -------------------    -------------------
Total shareholders' deficit                                                      (402,355)              (155,482)
                                                                        -------------------    -------------------
Total liabilities and shareholders' deficit                             $       4,556,101            $ 4,509,208
                                                                        ===================    ===================

See accompanying notes.

                             USA Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                   Three months ended
                                                     September 30,
                                              2000                  1999
                                        ------------------   -------------------
     Revenues:
       Equipment sales                  $         242,798       $      358,327
       License and transaction fees               163,961              154,865
                                        ------------------   -------------------
     Total revenues                               406,759              513,192

     Operating Expenses:
       Cost of sales                              250,506              321,396
       General and administrative                 817,110            1,185,611
       Compensation                               592,029              447,293
       Depreciation and amortization               32,823               12,158
                                        ------------------   -------------------
     Total operating expenses                   1,692,468            1,966,458
                                        ------------------   -------------------
                                               (1,285,709)          (1,453,266)

     Other income (expense):
       Interest income                             28,684               17,252
       Interest expense                          (363,258)            (418,375)
       Joint Venture activities                   (18,376)             (33,142)
                                        ------------------   -------------------
     Total other income (expense)                (352,950)            (434,265)
                                        ------------------   -------------------
     Net loss                                  (1,638,659)          (1,887,531)

     Cumulative preferred dividends              (421,833)            (469,183)
                                        ------------------   -------------------
     Loss applicable to common shares   $      (2,060,492)      $   (2,356,714)

     Loss per common share
       (basic and diluted)              $           (0.14)      $        (0.37)

     Weighted average number of common
       shares outstanding (basic and
       diluted)                                14,329,248            6,410,516


See accompanying notes.

                             USA Technologies, Inc.
                 Consolidated Statement of Shareholders' Deficit
                                   (Unaudited)

                                             Series A
                                            Convertible
                                            Preferred        Common         Deferred      Subscriptions    Accumulated
                                               Stock          Stock        Compensation      Receivable      Deficit        Total
                                            ----------------------------------------------------------------------------------------
Balance, June 30, 2000                      $  4,012,266   $24,204,050     $ (206,000)    $       -       $(28,165,798)  $ (155,482)

Conversion of 4,000 shares of Convertible
   Preferred Stock to 4,000 shares of
   Common Stock                                  (28,320)       28,320              -             -                  -            -

Conversion of $33,000 of cumulative
   preferred dividends into 3,300 shares of
   Common Stock at $10.00 per share                    -        33,000              -             -            (33,000)           -

Issuance of 12,250 shares of Common
   Stock to employees as compensation                  -        20,275              -             -                  -       20,275

Issuance of 4,000 shares of Common Stock
   from the conversion of $10,000 of the
   12% Senior Notes at $2.50 per share                 -         7,482              -             -                  -        7,482

Exercise of 734,350 Common Stock
   warrants at $1.00 per share                         -       734,350              -             -                  -      734,350

Compensation expense related to deferred
   stock awards                                        -             -         25,750             -                  -       25,750

Issuance of 1,150,000 Common Stock
   warrants in connection with the 2000-B
   Private Placement                                   -       368,000              -             -                  -      368,000

Issuance of 1,150,000 shares of Common
   Stock at $1.00 per share in connection
   with the 2000-B Private Placement, net
   of offering costs of $21,071                        -       760,929             -       (525,000)                 -      235,929

Issuance of 1,200,000 Common Stock
   commitment warrants in connection with
   the $20 million equity line Investment
   Agreement                                           -             -             -              -                  -            -

Net loss                                               -             -             -              -         (1,638,659)  (1,638,659)
                                            ----------------------------------------------------------------------------------------
Balance, September 30, 2000                 $  3,983,946   $26,156,406      $(180,250)    $(525,000)      $(29,837,457)  $ (402,355)
                                            ========================================================================================



See accompanying notes.

                             USA Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Three months ended September 30,
                                                                                 2000                  1999
                                                                          ---------------------------------------
Operating activities
Net loss                                                                    $    (1,638,659)   $    (1,887,531)
Adjustments to reconcile net loss to net cash
 used in operating activities:
       Compensation charges incurred in connection with
             stock awards and the issuance of Common Stock                           46,025              6,000
       Interest amortization relating to Senior Note Offering                       234,712            256,610
       Depreciation and amortization                                                 45,597             17,169
       Provision for allowance for uncollectible accounts                             5,659              5,950
       Changes in operating assets and liabilities:
          Accounts receivable                                                        52,056            (85,943)
          Inventory                                                                (156,492)           106,669
          Prepaid expenses, deposits, and other assets                              154,133             14,021
          Accounts payable                                                         (136,391)            (9,965)
          Accrued expenses                                                          219,505            213,228
                                                                          ---------------------------------------
Net cash used in operating activities                                            (1,173,855)        (1,363,792)

Investing activities
Purchase of property and equipment                                                 (197,469)           (29,734)
Increase in software development costs                                             (337,463)                 -
                                                                          ---------------------------------------
Net cash used in investing activities                                              (534,932)           (29,734)

Financing activities
Net proceeds from issuance of Common Stock and issuance and
    exercise of Common Stock warrants                                             1,163,279             68,000
Payment of deferred financing costs                                                 (18,900)                 -
Net repayment of equipment line of credit                                           (14,724)           (23,698)
Collection of subscriptions receivable                                               12,199             97,488
Repayment of principal on capital lease obligations                                  (1,854)            (1,998)
                                                                          ---------------------------------------
Net cash provided by financing activities                                         1,140,000            139,792
                                                                          ---------------------------------------

Net decrease in cash and cash equivalents                                          (568,787)        (1,253,734)
Cash and cash equivalents at beginning of year                                    1,859,360          1,665,016
                                                                          ---------------------------------------
Cash and cash equivalents at end of period                                $       1,290,573      $     411,282
                                                                          =======================================
Supplemental disclosures of cash flow information:
      Transfer of inventory to property and equipment                     $          15,110      $      28,840
                                                                          =======================================
      Transfer of depreciation to cost of sales                           $          12,774      $       5,011
                                                                          =======================================
      Conversion of Convertible Preferred Stock to Common Stock           $          28,320      $     109,740
                                                                          =======================================
      Conversion of Convertible Preferred Dividends to Common Stock       $          33,000      $      93,370
                                                                          =======================================
      Conversion of Senior Notes to Common Stock                          $           7,482      $          -
                                                                          =======================================
      Cash paid for interest                                              $         128,546      $     161,765
                                                                          =======================================
      Prepaid stock compensation                                          $               -      $     550,000
                                                                          =======================================
      Subscriptions receivable                                            $         700,000      $           -
                                                                          =======================================

See accompanying notes.

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Business
         --------

         USA Technologies, Inc. provides unattended, credit card activated control systems for the copy, fax, debit card, vending and personal computer industries. The Company's devices make available credit card payment technology in connection with the sale of a variety of products and services. Customers are located primarily in the United States and are currently comprised of hotels, retail locations, university libraries and public libraries. The Company generates its revenues from the direct sale of its control systems and the resale of configured business equipment utilizing its control systems, as well as by license fees and a percentage of the monies generated from all credit card transactions conducted through its control systems.

         The Company is developing its next generation of control systems (e-Port(TM)) which is web-enabled, and includes capabilities for interactive advertising and e-commerce. e-Port(TM) terminals are currently being piloted and production quantities are expected in the second half of fiscal 2001.

         As of September 30, 2000, the Company had a total installed base of 1,412 control systems, distributed as follows: 1,130 Business Express(R) or MBE Business Express(R) control systems, 132 Business Express(R) Limited Service
(LSS) control systems, 36 Copy Express(TM) control systems, 27 Debit Express(TM) control systems, 8 Fax/Printer Express(TM) control systems, and 40 Public PC(R) control systems and 39 TransAct(R) control systems located primarily at various hotels and libraries throughout the United States, Canada and Puerto Rico. The total Business Express(R), MBE Business Express(R) or Business Express(R) Limited Service (LSS) locations as of September 30, 2000 is 394, compared to 327 locations as of September 30, 1999.

2.       Accounting Policies
         -------------------

         Interim Financial Information

         The consolidated financial statements and disclosures included herein for the three months ended September 30, 2000 and 1999 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with accounting principles generally accepted in the United States, and reflect all adjustments consisting of adjustments of a normal and recurring nature which, in the opinion of management, are necessary for a fair presentation of the Company's consolidated financial position and the results of its operations and cash flows.

         Consolidation

         The consolidated financial statements include the accounts of the MBE Joint Venture (Note 5). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         Software Development Costs

         The Company capitalizes software development costs which are incurred subsequent to the establishment of the software's technological feasibility and up to the product's availability for general release to the Company's customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. Amortization of such capitalized costs is the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or
(ii) the straight line method over the remaining estimated economic life of the product, including the period being reported on. Amortization of such costs will commence when the software becomes available for general release and licensing to the Company's customers.

         Loss per Common Share

         Loss per share is calculated by dividing the loss by the weighted average common shares outstanding for the period. No exercise of stock options, purchase rights, stock purchase warrants, or the conversion of preferred stock, cumulative preferred dividends and senior notes is assumed because the assumed exercise of these securities would be antidilutive.

3.       Financing Activities
         --------------------

         During August 2000 the Company's Board of Directors authorized a $1,150,000 private placement offering (the "2000-B" offering) of up to 1,150,000 shares of restricted Common Stock at $1.00 per share to a limited number of accredited investors. For each share purchased, the Company will issue a Common Stock purchase warrant to purchase one share of restricted Common Stock for $1.00 at any time through January 31, 2001. The fair value of the 1,150,000 Common Stock warrants was estimated at $368,000 at the date of issuance using the Black-Scholes option pricing model. At September 30, 2000, the Company received signed subscription agreements in the amount of $1,150,000, of which $450,000 of proceeds had been collected, resulting in subscriptions receivable of $700,000. Of this amount, $175,000 of proceeds has been received subsequent to September 30, 2000 and is reflected in current assets at September 30, 2000.

         During September 2000, the Company entered into an Investment Agreement with Swartz Private Equity, LLC for an equity line of up to $20 million over a period not to exceed three years. Investments are determined monthly based on the current market prices of the Company's Common Stock in accordance with the terms of the Agreement. The purchase price per share for Swartz would equal 91% of the market price of the Common Stock at the time of purchase, and additional warrants at the same price would be granted in an amount equal to 10% of the number of shares actually purchased. Swartz received 1,200,000 Commitment Warrants with 10 year terms at an initial exercise price of $1.00, adjusted to lower market pricing if applicable, and will be granted additional Commitment Warrants at the same price and term, if required, to keep the number of Commitment Warrants equal to 5% (decreasing over a five year period to 0%) of the outstanding Common Stock of the Company on a fully diluted basis. The fair value of the 1,200,000 Commitment Warrants was estimated at $1,176,000 at the date of issuance using the Black-Scholes option pricing model.

         Any purchases by Swartz under the Investment Agreement are subject to an effective registration statement covering the resale of the Common Stock by Swartz. During November 2000, the Company's registration statement covering the Common Stock was declared effective.

         During September 2000, the Company granted each holder of the Senior Notes the option to elect to extend the maturity date of the holder's Senior Note to December 31, 2002 from December 31, 2001. Upon such election, the conversion rate for the holder's Senior Note will be reduced from $2.50 per share to $2.00 per share through the note's extended maturity date.

4.        Stock Options, Warrants and Purchase Rights
          -------------------------------------------

         During July and August 2000, the Company reduced the exercise price of the 1995, 1996, 1996-B, 1997, 1998-A and 1998-B Common Stock purchase warrants, and Common Stock purchase rights to $1.00 through December 31, 2000. Additionally, during July and August 2000, the Company reduced the exercise price of the 1999-B Common Stock purchase warrants from $1.50 to $1.00 per share and extended the exercise date from July 31, 2000 to December 31, 2000. The 1999-B Common Stock purchase warrant holders who exercise their purchase warrants on or before December 31, 2000 are granted an extension to March 31, 2001 to exercise their remaining shares (up to half of the original holding) at $1.50.

         As of September 30, 2000, there were 11,740 Common Stock Purchase Rights outstanding; 984,767 options outstanding to purchase Common Stock at exercise prices ranging from $.50 to $5.00 per share, of which 894,769 were vested; 1,200,000 shares of Common Stock issuable upon exercise of the Commitment Warrants issued to Swartz Private Equity in August 2000; 1,150,000 shares of Common Stock issuable upon exercise of the 2000-B warrants issued in September 2000; 2,573,200 shares of Common Stock issuable upon exercise of the 1999-B warrants issued between October 1999 and December 1999; 125,400 shares of Common Stock issued to consultants in August 1999; 14,000 shares of Common Stock issuable upon exercise of the 1999-A warrants issued between November 1998 and June 1999; 5,000 shares of Common Stock issuable upon exercise of the 1998-B warrants issued in July 1998; 4,000 shares of Common Stock issuable upon exercise of the 1998-A warrants issued in January and February 1998; 100,000 shares of Common Stock issuable upon exercise of warrants issued to affiliates and/or consultants of GEM Advisors, Inc. in June 1997; 1,500 shares of Common Stock issuable upon exercise of the 1997 warrants issued in July 1997; 4,000 shares of Common Stock issuable upon exercise of the 1996-B warrants issued in January and February 1997; 86,800 shares of Common Stock issuable upon exercise of the 1996 warrants issued in 1996; and 67,000 shares of Common Stock issuable upon exercise of the 1995 warrants issued in 1995.



5.         MBE Joint Venture
           -----------------

         In May 1999, the MBE Business Express Joint Venture was terminated. Obligations for continued servicing of JV installations are being met by the Company. At September 30, 2000 the JV recorded gross accounts payable to MBE of approximately $146,000. The Company is currently involved in legal proceedings with MBE.

6.       Subsequent Events
         -----------------

         During October 2000, the Company authorized issuance of fully vested options to purchase up to 200,000 shares of Common Stock at $1.50 to the Chief Executive Officer of the Company.



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

Results of Operations

         The fiscal quarter ended September 30, 2000 resulted in a net operating loss of $1,638,659 compared to a net operating loss of $1,887,531 for the fiscal quarter ended September 30, 1999. Losses are projected to continue until sufficient revenue is generated from equipment sales and licensing fees from the Company's proprietary technology.

         Revenues were $406,759 compared to $513,192 from the previous year's fiscal quarter. This $106,433 or 21% shortfall reflects the sales of the Company's lower priced product offerings consisting of the Business Express(R) Limited Service (LSS) and stand-alone TransAct(R), which decreased the quarter's average sale price per installation by 35%. Of the total revenues, equipment sales totaled $242,798, a decrease of $115,529 or 32% over the same period last year. License and transaction fees, however, increased to $163,961 from $154,865 for the same period during the prior year, an increase of 6%. This is due to the continuing increase in the installed base of control systems. Revenue is still well below the level required for the Company to be profitable.

         Cost of sales of $250,506, which included labor, equipment, transaction processing fees and depreciation on Company owned installations, represented a decrease of $70,890 or 22% versus the same period during the prior year, and is directly attributable to the decrease in equipment sales described above.

         General and administrative expenses of $817,110 decreased by $368,501 or 31% from the same quarter last year. The principal reason was a decrease in legal costs of $342,640 or 65%. Of this amount, approximately $295,000 was a decrease in legal fees related to the MBE litigation. Other changes in general and administrative costs included decreases in professional and consulting fees of $78,448 or 63%, and decreases in advertising expenses of $19,243 or 42%; offset by increases in licenses of $30,363 mostly due to DoubleClicks AdServer software, increases in promotional and public relation costs of $31,766 or 168%, and increases in trade show expense of $16,245 or 262%.

         Compensation expense of $592,029 increased by $144,736 or 32% predominantly due to increased personnel requirements, salaries and benefits in all areas of the Company. Of this increase, $20,275 was non-cash due to the issuance of 12,250 shares of Common Stock in lieu of salary, and an additional $25,750 was a non-cash increase in amortization of deferred stock awards.

         The interest expense decrease of $55,117 was due to three factors. Two factors relate to the conversion of Senior Notes into Common Stock: the non-cash amortization of the debt cost and the equity component decreased approximately $28,000, and the cash interest payments on the 12% Senior Debt decreased approximately $13,000. The third factor was a decrease in interest payments on the inventory line of credit due to lower outstanding balances. Depreciation expense increased from $12,158 to $32,823, directly attributable to an increase in the depreciable asset base.

         As of September 30, 2000, the Company had a total installed base of 1,412 control systems, distributed as follows: 1,130 Business Express(R) or MBE Business Express(R) control systems, 132 Business Express(R) Limited Service control systems, 36 Copy Express(TM) control systems, 27 Debit Express(TM) control systems, 8 Fax/Printer Express(TM) control systems, and 40 Public PC(TM) control systems and 39 TransActs(R) located at various hotels and libraries throughout the United States, Canada and Puerto Rico. The total Business Express(R) or MBE Business Express(R) locations as of September 30, 2000 is 394, compared to 327 locations as of September 30, 1999. The total license and transaction fee revenues received by the Company from these systems increased 6% from last fiscal year but is still well below the level required to achieve profitability.


Plan of Operations

         The Company has developed a product line extension to its flagship Business Express(R) product, called the Business Express(R) Limited Service Series (LSS). The LSS has copier and fax capabilities plus laptop printing, dataport capabilities and credit card activated phone. The LSS is targeted to the heart of the hospitality industry, which includes mid-market, limited service and economy properties. As of September 30, 2000, 82 LSS locations have been installed.

         The Company has established an Authorized Reseller Program with independent and national dealers and distributors of office products (primarily copier and fax machines). Three standardized TransAct(R) packages have been developed to penetrate the "pay as you go" business service markets in the retail, university, transportation and apartment community environments, where dealers and distributors already have established customers and appear to be looking for a point of difference and some revenue generation possibilities. The anticipated sales of the TransAct(R) will increase the licensing and usage revenue streams of the Company.

         The Company's next generation terminal, e-Port(TM), is nearing completion of development, and should contain all the current functionality of the TransAct(R) terminal for card processing, control and data management, and in addition would be Web-enabled and offer capability for advertising, display of local or national content (weather, sports, news highlights), and public access electronic commerce. The Company has contracted with RadiSys, an electronics and embedded systems contract manufacturer, to provide value added design, development, fulfillment and product warranty services for the e-Port(TM). The goal is to provide the Company with shortened time to market, product excellence, and a lower total cost of goods. The Company anticipates that this next generation, mass producible, Internet ready e-Port(TM) will be delivered in the second half of fiscal year 2001. On a parallel path, IBM is helping the Company to design and program the Web capable, enhanced version of the network which will underlie all transaction processing for e-Port(TM), including advertising and e-commerce.

         During October 2000, the Company attended the annual National Automated Merchandising Association's trade show, presenting e-Port(TM) to the vending industry. The e-Port(TM) was demonstrated working in various vending manufacturer's vending machines. Significant interest was shown by participants in the vending supply chain: vending machine manufacturers, vending electronics manufacturers, vending operators, vending machine contract feeders, and large beverage companies. The Company is pursuing such interested parties.

          The Company is marketing its products through its full-time sales staff, consisting of four salespeople, directly to customer locations, to management companies servicing these locations, and to office products dealers and distributors. Strategic partnerships continue to be pursued and developed.

Liquidity and Capital Resources

         For the three month period ended September 30, 2000, there was a net decrease in cash of $568,787. This was attributable to using $1,173,855 for operating activities and $534,932 for investing activities, offset by $1,140,000 of net proceeds from financing activities. As of September 30, 2000, total cash on hand was $1,290,573, and working capital was $1,473,695, of which $1,134,362 was in inventory.

         During the quarter ended September 30, 2000, 734,350 Common Stock warrants were exercised at $1.00 per share, resulting in proceeds to the Company of $734,350.

         During August 2000, the Company authorized a $1,150,000 private placement offering (the "2000-B" offering) of up to 1,150,000 shares of restricted Common Stock at $1.00 per share to a limited number of accredited investors. For each share purchased, the Company will issue a Common Stock purchase warrant to purchase one share of restricted Common Stock for $1.00 at any time through January 31, 2001. At September 30, 2000, the Company received signed subscription agreements in the amount of $1,150,000, of which $450,000 of proceeds had been collected resulting in subscriptions receivable of $700,000. Subsequent to September 30, 2000, an additional $175,000 of proceeds has been received and is reflected in current assets at September 30, 2000.

         During September 2000, the Company entered into an Investment Agreement with Swartz Private Equity, LLC for an equity line of up to $20 million over a period not to exceed three years. Investments are determined monthly based on the current market prices of the Company's Common Stock in accordance with the terms of the Agreement. The purchase price per share for Swartz would equal 91% of the market price of the Common Stock at the time of purchase, and additional warrants at the same price would be granted in an amount equal to 10% of the number of shares actually purchased. Swartz received 1,200,000 Commitment Warrants with 10 year terms at an initial exercise price of $1.00, adjusted to lower market pricing if applicable, and will be granted additional Commitment Warrants at the same price and term, if required, to keep the number of Commitment Warrants equal to 5% (decreasing over a five year period to 0%) of the outstanding Common Stock of the Company on a fully diluted basis. Any purchases by Swartz under the Investment Agreement are subject to an effective registration statement covering the resale of the Common Stock by Swartz. During November 2000, the Company's registration statement covering the Common Stock was declared effective.

         The Company believes that existing and future proceeds from the 2000-B offering and Investment Agreement, together with funds available from the potential exercise of outstanding warrants and options, plus increased revenues from its business would be sufficient to fund operations until at least through the end of the fiscal year ending June 30, 2001. However, there can be no assurance that any such additional sales of securities could be made by the Company or that increased revenues would result from its business activities. Under such circumstances, the Company may cease to be a going concern or may have to reduce its operations.

Part II - Other information

Item 2.  Changes in Securities.

         During the quarter ended September 30, 2000, 734,050 1999-B and 300 1995 Common Stock purchase warrants were exercised at $1.00 per warrant, generating gross proceeds of $734,350. Such shares of Common Stock were issued pursuant to the exemption from registration set forth in Section 4(2) of the Act. The Company has registered all of these shares for resale by the holder under the Act.

         During the quarter ended September 30, 2000, the Company issued 4,000 shares of Common Stock upon the conversion of 4,000 shares of Series A Preferred Stock and issued 3,300 shares of Common Stock upon the conversion of $33,000 of cumulative dividends accrued and unpaid on these 4,000 shares of Preferred Stock. Such shares of Common Stock were issued pursuant to the exemption from registration set forth in Section 3(a)(9) of the Act.

         During the quarter ended September 30, 2000, the Company issued 4,000 shares of Common Stock upon the conversion of $10,000 of the 12% Senior Notes. Such shares of Common Stock were issued pursuant to the exemption from registration set forth in Section 3(a)(9) of the Act. The Company has registered all of these shares for resale by the holder under the Act.

         During the quarter ended September 30, 2000, the Company sold 1,150,000 shares of Common Stock pursuant to the 2000-B offering for $1.00 per share, for gross proceeds of $1,150,000. For each share of restricted Common Stock purchased, the Company will issue a Common Stock purchase warrant to purchase one share of restricted Common Stock for $1.00 at any time through January 31, 2001. The shares of Common Stock and warrants were offered and sold by the Company pursuant to the exemption from registration set forth in Section 4(2) of the Act. The Company has registered under the Act all of the shares of Common Stock and all of the shares underlying the warrants for resale by the holder.

         In September 2000, the Company issued to Swartz Private Equity 1,200,000 Commitment Warrants at an initial exercise price of $1.00 in connection with the $20 million equity line Investment Agreement. The warrants are exercisable at any time within ten years following issuance and were offered and sold by the Company pursuant to the exemption from registration set forth in
Section 4(2) of the Act. The Company has registered under the Act all of the shares underlying the warrants for resale by Swartz.

                                   Signatures



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    USA TECHNOLOGIES, INC.

Date:  November 14, 2000          By:  /s/ George R. Jensen, Jr.
                                       -----------------------------------------
                                       George R. Jensen, Jr., Chairman,
                                       Chief Executive Officer

Date:  November 14, 2000          By:  /s/ Leland P. Maxwell
                                       -----------------------------------------
                                       Leland P. Maxwell, Senior Vice President,
                                       Chief Financial Officer