Form 10KSB/A
period 2000-06-30
USA TECHNOLOGIES INC
filed 2001-01-05
CIK 896429

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB/A

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


                           Summary Compensation Table

                               Fiscal
Name and Principal Position    Year       Annual Compensation                   Long Term Compensation
---------------------------    ------     ---------------------------------     ----------------------
                                          Salary      Bonus     Other Anuual       Restricted Stock
                                                        (1)      Compensation           Awards
                                          ------      -----     -------------   ----------------------
George R. Jensen, Jr.,         2000       $117,500     $50,000      --             $80,000 (2)
Chief Executive Officer        1999       $100,000     $0           --                  --
                               1998       $100,000     $0           --                  --
------------------------------------------------------------------------------------------------------
Stephen P. Herbert,            2000       $107,500     $94,000      --             $80,000 (2)
President
------------------------------------------------------------------------------------------------------
Leland P. Maxwell, Chief       2000       $99,000      $29,000      --                  --
Financial Officer,Treasurer
------------------------------------------------------------------------------------------------------
H. Brock Kolls, Senior Vice    2000       $105,000     $44,000      --             $80,000 (2)
President, Research &
Development
------------------------------------------------------------------------------------------------------
Michael K. Lawlor, Senior      2000       $83,200      $45,500    $43,000 (3)           --
Vice President, Sales and
Marketing
------------------------------------------------------------------------------------------------------

(1) Represents shares of Common Stock issued to the executive officers during the fiscal year valued at $2.00 per share, the closing bid price on the date of issuance. For Mr. Lawlor, the bonus also includes a $5,500 sales commission.
(2) Represents shares of Common Stock to be issued to such executive officers if employed by the Company on June 30, 2002. The shares have been valued at $2.00 per share, the closing bid price on the date of grant.
(3)   Represents cash payment by the Company of relocation expenses.

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

         The Company has entered into an employment agreement with Mr. Herbert which expires on April 30, 2002. The agreement is automatically renewed from year to year thereafter unless canceled by Mr. Herbert or the Company. The Agreement provides for an annual base salary of $125,000 per year effective March 1, 2000. Mr. Herbert is entitled to receive such bonus or bonuses as the Board of Directors may award to him. The Agreement requires Mr. Herbert to devote his full time and attention to the business and affairs of the Company and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter. The agreement provides that if Mr. Herbert is employed by the Company on June 30, 2002, the Company will issue to him 40,000 shares of Common Stock.

         Mr. Kolls has entered into an employment agreement with the Company which expires on April 30, 2002, and is automatically renewed from year to year thereafter unless canceled by Mr. Kolls or the Company. The agreement provides for an annual base salary of $120,000 per year effective March 1, 2000. Mr. Kolls is also entitled to receive such bonus or bonuses as may be awarded to him by the Board of Directors. The Agreement requires Mr. Kolls to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of his agreement and for a period of one year thereafter. The agreement provides that if Mr. Kolls is employed by the Company on June 30, 2002, the Company will issue to him 40,000 shares of Common Stock.

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

         In July 1993, the Company issued to each of Messrs. Sellers and Van Alen fully vested options to purchase 10,000 shares of Common Stock at an exercise price of $2.50 per share. In July 1999, the expiration date of these options was extended from June 30, 2000 to June 30, 2001. In April 1998, the exercise price was reduced from $2.50 to $1.50.

         In March 1995, the Company issued to Mr. Smith fully vested options to purchase 10,000 shares of Common Stock, to Mr. Sellers fully vested options to purchase 5,500 shares of Common Stock, and to Mr. Van Alen fully vested options to purchase 2,500 shares of Common Stock. The exercise price of these options was $2.50 per share. In July 1999, the expiration date of these options was extended from February 29, 2000 to June 30, 2001. In April 1998, the exercise price of these options was reduced from $2.50 to $1.50.

         During June and July 1999, the Company granted 10,000 options to each of the seven Directors who were not executive officers of the Company. Each option is exercisable at $2.00 per share at any time for five years following the vesting thereof.

         All of the Common Stock underlying the above options was registered by the Company under the Act for resale by the holder thereof. Such registration was at the Company's cost and expense.

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

Executive Stock Options

         In June 1999, the Company granted options to the executive officers as follows: Mr. Jensen - 180,000 options; Mr. Herbert - 110,000; Mr. Kolls - 100,000 options; Mr. Maxwell - 40,000 options; Mr. Lawlor - 20,000 options. All of Mr. Jensen's options became vested immediately. All of the other executive officers' options would vest as follows: one-third immediately; one-third on June 17, 2000, and one-third on June 17, 2001. Each option is exercisable at $2.00 per share at any time for five years following vesting thereof.

         In August 1999, the Company issued to Michael Lawlor fully vested options to acquire up to 20,000 shares of Common Stock at $2.00 per share. The options are exercisable at any time within five years following issuance.

         In November 1999, the Company issued fully vested options to purchase an aggregate of 90,000 shares of Common Stock to its executive officers as follows: Stephen P. Herbert - 45,000 options; Haven Brock Kolls - 30,000 options; and Leland Maxwell - 15,000 options. Each option is exercisable at $2.00 per share at any time within five years following issuance.

         All of the Common Stock underlying the above options was registered by the Company under the Act for resale by the holder thereof. The registration was at the Company's cost and expense.

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



Signatures                                Title                                Date
----------                                -----                                ----


/s/ George R. Jensen, Jr.    Chairman of the Board of Directors,       January 5, 2001
--------------------------   Chief Executive Officer
George R. Jensen, Jr.        (Principal Executive Officer)

/s/ Leland P. Maxwell        Vice President and Chief Financial        January 5, 2001
--------------------------   Officer (Principal Accounting Officer)
Leland P. Maxwell

/s/ William W. Sellers       Director                                  January 5, 2001
--------------------------
William W. Sellers

/s/ Stephen P. Herbert       President, Chief Operating                January 5, 2001
--------------------------   Officer, Director
Stephen P. Herbert

/s/ William L. Van Alen, Jr. Director                                  January 5, 2001
----------------------------
William L. Van Alen, Jr.

/s/ Douglas M. Lurio         Director                                  January 5, 2001
--------------------------
Douglas M. Lurio

                             Director                                  January __, 2001
--------------------------
Steven Katz

                             Director                                  January __, 2001
--------------------------
Henry B. duPont Smith

                             Director                                  January __, 2001
--------------------------
Edwin R. Boynton
