Form 10QSB
period 2000-12-31
USA TECHNOLOGIES INC
filed 2001-02-14
CIK 896429

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 1O-QSB

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2000
                               ------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

                         Commission file number 33-70992

                             USA Technologies, Inc.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)


              Pennsylvania                                   23-2679963
              ------------                                   ----------
(State or other jurisdiction of incorporation             (I.R.S. employer
                or organization)                         Identification No.)

200 Plant Avenue, Wayne, Pennsylvania                            19087
- -------------------------------------                            -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, area code first.              (610)-989-0340
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

As of February 9, 2001, there were 17,500,695 shares of Common Stock, no par value, outstanding.

                             USA TECHNOLOGIES, INC.


                                      INDEX

                                                                                    PAGE NO.
Part I - Financial Information

         Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets - December 31, 2000 (Unaudited)
         and June 30, 2000                                                              1

         Consolidated Statements of Operations - Three and six months ended
         December 31, 2000 and 1999 (Unaudited)                                         2

         Consolidated Statement of Shareholders' Deficit -
         December 31, 2000 (Unaudited)                                                  3

         Consolidated Statements of Cash Flows - Six months ended
         December 31, 2000 and 1999 (Unaudited)                                         4

         Notes to Consolidated Financial Statements (Unaudited)                         5

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            8

Part II - Other Information                                                            12

         Item 2.  Changes in Securities                                                12

         Signatures


                             USA Technologies, Inc.

                           Consolidated Balance Sheets

                                                                              December 31,            June 30,
                                                                                 2000                   2000
                                                                             ------------            ----------
                                                                              (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                $    743,966            $ 1,859,360
    Accounts receivable, less allowance
       for uncollectible accounts of $59,875 at December
       31, 2000 (unaudited) and $50,000 at June 30, 2000                          224,584                603,171
    Inventory                                                                   1,327,592                992,980
    Prepaid expenses and other current assets                                     340,314                300,607
    Deposits                                                                            -                192,000
    Subscriptions receivable                                                       10,000                 12,199
                                                                             ------------            -----------
Total current assets                                                            2,646,456              3,960,317

Property and equipment, net of accumulated
  depreciation of $559,293 at December 31, 2000
  (unaudited) and $465,704 at June 30, 2000                                       578,298                384,847
Software development costs                                                        873,325                149,304
Other assets                                                                       64,017                 14,740
                                                                             ------------            -----------
Total assets                                                                 $  4,162,096            $ 4,509,208
                                                                             ============            ===========


Liabilities and shareholders'deficit
Current liabilities:
    Accounts payable                                                         $  1,638,643            $ 1,194,391
    Accrued expenses                                                              747,139                554,243
    Equipment line of credit                                                      108,961                183,196
    Senior Notes                                                                  251,382                      -
    Current obligations under capital leases                                       31,246                  9,493
                                                                             ------------            -----------
Total current liabilities                                                       2,777,371              1,941,323

Senior Notes                                                                    2,904,256              2,688,402
Obligations under capital leases, less current portion                             48,353                 34,965
                                                                             ------------            -----------
Total liabilities                                                               5,729,980              4,664,690

Shareholders' deficit:
   Preferred Stock, no par value:
     Series A Convertible Preferred:
        Authorized shares - 1,800,000; issued and outstanding shares - 554,444 at December 31, 2000 (unaudited) and 566,444 at June 30, 2000
            (liquidation preference of $ 9,738,932 at
            December 31, 2000 - unaudited)                                      3,927,306              4,012,266
   Common Stock, no par value:
     Authorized shares - 62,000,000
     Issued and outstanding shares - 16,044,239 at
         December 31, 2000 (unaudited) and 13,375,291
         at June 30, 2000                                                      27,000,440             24,204,050
   Deferred compensation                                                         (154,500)              (206,000)
   Subscriptions receivable                                                      (500,000)                     -
   Accumulated deficit                                                        (31,841,130)           (28,165,798)
                                                                             ------------            -----------
Total shareholders' deficit                                                    (1,567,884)              (155,482)
                                                                             ------------            -----------
Total liabilities and shareholders' deficit                                  $  4,162,096            $ 4,509,208
                                                                             ============            ===========

See accompanying notes.

                             USA Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three months ended                       Six months ended
                                                        December 31,                            December 31,
                                                   2000               1999                 2000              1999
                                               -----------------------------           ------------------------------
         Revenues:
             Equipment sales                   $    94,242       $   414,459           $   337,040        $   772,786
             License and transaction fees          164,000           165,853               327,961            320,718
                                               -----------------------------           ------------------------------
         Total revenues                            258,242           580,312               665,001          1,093,504


         Operating expenses:
             Cost of sales                         135,671           388,706               386,177            705,092
             General and administrative          1,170,996           977,606             1,988,106          2,162,896
             Compensation                          485,446           703,302             1,077,475          1,150,916
             Depreciation and amortization          34,349             9,418                67,172             26,586
                                               -----------------------------           ------------------------------
         Total operating expenses                1,826,462         2,079,032             3,518,930          4,045,490
                                               -----------------------------           ------------------------------
                                                (1,568,220)       (1,498,720)           (2,853,929)        (2,951,986)

         Other income (expense):
             Interest income                        18,250             4,915                46,934             22,167
             Interest expense                     (362,129)         (424,063)             (725,387)          (842,438)
             Joint Venture activities              (25,594)          (17,251)              (43,970)           (50,393)
                                               -----------------------------           ------------------------------
         Total other income (expense)             (369,473)         (436,399)             (722,423)          (870,664)
                                               -----------------------------           ------------------------------
         Net loss                               (1,937,693)       (1,935,119)           (3,576,352)        (3,822,650)

         Cumulative preferred dividends                  -                 -              (421,833)          (469,183)
                                               -----------------------------           ------------------------------
         Loss applicable to common shares      $(1,937,693)      $(1,935,119)          $(3,998,185)       $(4,291,833)
                                               =============================           ==============================


         Loss per common share (basic and
         diluted)                              $     (0.12)            (0.22)                (0.27)             (0.56)
                                               =============================           ==============================
         Weighted average number of common
         shares outstanding (basic and
         diluted)                               15,663,722         8,888,340            14,996,487          7,649,428
                                               =============================           ==============================

 See accompanying notes.

                             USA Technologies, Inc.

                 Consolidated Statement of Shareholders' Deficit

                                   (Unaudited)

                                                Series A
                                               Convertible
                                                Preferred      Common        Deferred    Subscriptions   Accumulated
                                                  Stock         Stock      Compensation    Receivable      Deficit         Total
                                              ------------------------------------------------------------------------------------

Balance, June 30, 2000                        $4,012,266    $24,204,050      $(206,000)    $        -   $(28,165,798)  $  (155,482)
Conversion of 12,000 shares of Convertible
   Preferred Stock to 12,000 shares of
   Common Stock                                  (84,960)        84,960              -             -              -              -
Conversion of $98,980 of cumulative
   preferred dividends into 9,898 shares of
   Common Stock at $10.00 per share                    -         98,980              -             -        (98,980)             -
Issuance of 12,250 shares of Common Stock to
   employees as compensation                           -         20,275              -             -              -         20,275
Issuance of 4,000 shares of Common Stock
   from the conversion of $10,000 of the
   1999 12% Senior Notes at $2.50 per share            -          7,482              -             -              -          7,482
Exercise of 1,473,000 Common Stock warrants
   at $1.00 per share                                  -      1,473,000              -             -              -      1,473,000
Compensation expense related to deferred
   stock awards                                        -              -         51,500             -              -         51,500
Issuance of 1,150,000 shares of Common Stock
   at $1.00 per share in connection
   with the 2000-B Private Placement, net of
   offering costs of $45,349                           -      1,104,651              -      (500,000)             -        604,651
Issuance of 7,800 shares of Common Stock in
   connection with the 2000 12% Convertible
   Senior Note Offering                                -          7,042              -             -              -          7,042
Issuance of 1,200,000 Common Stock
   commitment warrants in connection with
   the $20 million equity line Investment
   Agreement                                           -              -              -             -              -              -
Net loss                                               -              -              -             -     (3,576,352)    (3,576,352)
                                              ------------------------------------------------------------------------------------
Balance, December 31, 2000                    $3,927,306    $27,000,440      $(154,500)    $(500,000) $ (31,841,130)   $(1,567,884)
                                              ====================================================================================

See accompanying notes.

                             USA Technologies, Inc.

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                    Six months ended December 31,
                                                                                          2000            1999
                                                                                  --------------------------------
Operating activities
Net loss                                                                           $(3,576,352)       $(3,822,650)
Adjustments to reconcile net loss to net cash
 used in operating activities:
       Compensation charges incurred in connection with
             Stock awards and the issuance of Common Stock                              71,775              6,000
       Interest/amortization relating to Senior Note Offering                          468,920            518,760
       Depreciation                                                                     93,589             39,607
       Provision for allowance for uncollectible accounts                                9,875              8,597
       Changes in operating assets and liabilities:
          Accounts receivable                                                          368,712             67,334
          Inventory                                                                   (357,166)           161,708
          Prepaid expenses, deposits, and other assets                                 152,243            453,795
          Accounts payable                                                             444,252            624,757
          Accrued expenses                                                             192,896             (2,573)
                                                                                 --------------------------------
Net cash used in operating activities                                               (2,131,256)        (1,944,665)

Investing activities
Purchase of property and equipment                                                    (221,856)           (44,088)
Increase in software development costs                                                (724,021)                 -
                                                                                 --------------------------------
Net cash used in investing activities                                                 (945,877)           (44,088)

Financing activities
Net proceeds from issuance of Common Stock and
    exercise of Common Stock warrants                                                2,067,651          3,603,410
Net proceeds from issuance of Senior Notes                                              12,840            141,795
Net repayment of equipment line of credit                                              (74,235)          (669,400)
Payment of deferred financing costs                                                    (49,227)                 -
Collection of subscriptions receivable                                                  12,199                  -
Repayment of principal on capital lease obligations                                     (7,489)            (7,639)
                                                                                 --------------------------------
Net cash provided by financing activities                                            1,961,739          3,068,166
                                                                                 --------------------------------

Net (decrease) increase in cash and cash equivalents                                (1,115,394)         1,079,413
Cash and cash equivalents at beginning of year                                       1,859,360          1,665,016
                                                                                 --------------------------------
Cash and cash equivalents at end of period                                         $   743,966        $ 2,744,429
                                                                                 ================================

Supplemental disclosures of cash flow information:
      Transfer of inventory to property and equipment                              $    22,554        $    53,261
                                                                                 ================================
      Transfer of depreciation to cost of sales                                    $    26,685        $    13,021
                                                                                 ================================
      Conversion of Convertible Preferred Stock to Common Stock                    $    84,960        $   121,776
                                                                                 ================================
      Conversion of Convertible Preferred Dividends to Common Stock                $    98,980        $   104,840
                                                                                 ================================
      Conversion of Senior Notes to Common Stock                                   $     7,482        $         -
                                                                                 ================================
      Issuance of Common Stock in connection with 2000 Senior Note Offering        $     7,042        $         -
                                                                                 ================================
      Cash paid for interest                                                       $   256,466        $   318,910
                                                                                 ================================
      Capital lease obligations                                                    $    42,630        $         -
                                                                                 ================================
      Prepaid stock compensation granted                                           $         -        $   982,526
                                                                                 ================================
      Subscriptions receivable outstanding                                         $   510,000        $         -
                                                                                 ================================

See accompanying notes.

                             USA TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Business
         --------

         USA Technologies, Inc. provides unattended, credit card activated control systems for the copy, fax, debit card, vending and personal computer industries. The Company's devices make available credit and debit card payment technology in connection with the sale of a variety of products and services. Customers are located primarily in the United States and are currently comprised of hotels, retail locations, university libraries and public libraries. The Company generates its revenues from the direct sale of its control systems and the resale of configured business equipment utilizing its control systems, as well as by license fees and a percentage of the monies generated from all credit card transactions conducted through its control systems.

         The Company is developing its next generation of control systems (e-Port(TM)) which is web-enabled, and includes capabilities for interactive advertising and e-commerce, acceptance of other forms of electronic payment systems, as well as the auditing of internal activities of the vending machine and reporting this data to a monitoring station. e-Port(TM) terminals are currently being piloted and limited production quantities are expected in the second half of fiscal 2001.

         As of December 31, 2000, the Company had a total installed base of 1,339 control systems, distributed as follows: 1,065 Business Express(R) or MBE Business Express(TM) control systems, 135 Business Express(R) Limited Service
(LSS) control systems, 23 Copy Express(TM) control systems, 12 Debit Express(TM) control systems, 3 Fax/Printer Express(TM) control systems, 3 Public PC(TM) control systems and 57 standalone TransAct(TM) located primarily at various hotels and libraries throughout the United States. In addition, there were 39 e-Port(TM) control systems located at vending locations in the United States. The total Business Express(R) or MBE Business Express(TM), LSS, Copy Express(TM), Debit Express(TM), Fax/Printer Express(TM), Public PC(R), TransAct(TM) and e-Port(TM) locations as of December 31, 2000 is 455.

2.       Accounting Policies
         -------------------

         Interim Financial Information

         The consolidated financial statements and disclosures included herein for the three and six months ended December 31, 2000 and 1999 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

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

         Software Development Costs

         The Company capitalizes software development costs that are incurred subsequent to the establishment of the software's technological feasibility and up to the product's availability for general release to the Company's customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. Amortization of such capitalized costs is the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or
(ii) the straight line method over the remaining estimated economic life of the product, including the period being reported on. Amortization of such costs will commence when the software becomes available for general release and licensing to the Company's customers which is expected to occur in the fourth quarter of the current fiscal year.

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

3.       Financing Activities
         --------------------

         On October 17, 2000 the Company's Board of Directors authorized a $5,000,000 private placement offering of 500 units at a unit price of $10,000. Each unit consists of a 12% Convertible Senior Note in the principal amount of $10,000 due December 31, 2003 and 2,000 Common Stock Purchase Warrants. Each 12% Senior Note is convertible into Common Stock at $1.25 per share anytime through its maturity date. Holders of the 12% Senior Notes issued in 1999 have the right to invest in the convertible offering by exchanging their existing Notes instead of paying cash. On December 22, 2000, the Board amended this offering by substituting 2,000 shares of restricted Common Stock for the 2,000 Common Stock Purchase Warrants, and by authorizing the sale of an additional 100 units. All payments of interest on these Convertible Notes can be used by the holder, at the holder's option, to purchase shares of Common Stock at $1.00 per share. Subsequent to December 31, 2000, the Company authorized an additional 70 units for sale for a total offering of 670 units. The Company has agreed to register for resale under the Securities Act of 1933 ("Act") all of the Common Stock into which the Notes are convertible, all of the restricted Common Stock issuable as part of the units, and all of the Common Stock which is purchased by the holders of the Notes with the interest payments made on the Notes.

         As of December 31, 2000, there has been $39,000 or 3.9 units of 12% Convertible Senior Notes purchased. Of this amount, $19,000 were purchased through the exchange of $19,000 of the 1999 12% Senior Notes.

         Subsequent to December 31, 2000, the Company closed the new Convertible Senior Note Offering maturing December 31, 2003 with 670 units sold. Signed subscription documents have been received for all units sold. Of these 670 units, the Company received signed subscription documents from 1999 Senior Noteholders agreeing to exchange 374.5 units ($3,745,000) of a total of 406.3 units ($4,063,000) of 1999 Senior Notes. These exchanges leave only $318,000 or
31.8 units of the 1999 Senior Note to be redeemed in cash by the Company as of December 31, 2001.

         Subsequent to December 31, 2000 and through January 31, 2001, the Company received $2.9 million of signed subscription documents for new purchasers of the 2000 Convertible Note, of which $.9 million of cash has been received and deposited.

4.       Stock Options, Warrants, Purchase Rights and Shares Outstanding
         ---------------------------------------------------------------

         As of December 31, 2000, there were 11,740 Common Stock Purchase Rights outstanding; 1,184,767 options outstanding to purchase Common Stock at exercise prices ranging from $.50 to $5.00 per share, of which 1,094,769 were vested; 1,200,000 shares of Common Stock issuable upon exercise of commitment warrants issued in connection with the private equity line of credit agreement in August 2000; 1,150,000 shares of Common Stock issuable upon exercise of the 2000-B warrants issued in September 2000; 1,844,550 shares of Common Stock issuable upon exercise of the 1999-B warrants issued between October and December, 1999; 125,400 shares of Common Stock issuable to consultants upon exercise of warrants issued in August 1999; 4,000 shares of Common Stock issuable upon exercise of the 1999-A warrants issued between November 1998 and June 1999; 5,000 shares of Common Stock issuable upon exercise of the 1998-B warrants issued in July 1998; 4,000 shares of Common Stock issuable upon exercise of the 1998-A warrants issued in January and February 1998; 100,000 shares of Common Stock issuable upon exercise of warrants issued to affiliates and/or consultants of GEM Advisors, Inc. in June 1997; 1,500 shares of Common Stock issuable upon exercise of the 1997 warrants issued in July 1997; 4,000 shares of Common Stock issuable upon exercise of the 1996-B warrants issued in January and February 1997; 82,800 shares of Common Stock issuable upon exercise of the 1996 warrants issued in 1996; and 67,000 shares of Common Stock issuable upon exercise of the 1995 warrants issued in 1995. On a fully diluted basis, including the conversion of the 1999 and 2000 12% Senior Notes, and the related shares of Common Stock issuable in connection with the 2000 12% Convertible Senior Note, as well as the conversion of Series A Convertible Preferred Stock and the related cumulative preferred dividends the Company would have 26,687,289 common shares outstanding at December 31, 2000.

         On October 17, 2000, the Company's Board of Directors granted to the Chief Executive Officer of the Company fully vested options to purchase up to 200,000 shares of Common Stock at an exercise price of $1.50, which was greater than the fair value of the Company's Common Stock on the grant date.

         On December 22, 2000, the Company's Board of Directors authorized the temporary reduction in the exercise price of the 1999-B Warrants to $1.00 through January 31, 2001.

5.      MBE Joint Venture
        -----------------

        In May 1999, the MBE Business Express Joint Venture was terminated. Obligations for continued servicing of JV installations are being met by the Company. At December 31, 2000 the JV recorded gross accounts payable to MBE of $212,417. The Company is currently involved in legal proceedings with MBE.

6.       Subsequent Events
         -----------------

         On February 14, 2001 the Company's Board of Directors authorized the extension of the expiration date of the 1999-B and 2000-B Warrants until March 31, 2001. In addition, the Board of Directors authorized the extension of the reduction of exercise price to $1.00 for the 11,740 Common Stock Purchase Rights, the 1995, 1996, 1996-B, 1997, 1998-A and 1998-B Warrants until March 31,
2001.

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

Results of Operations

         The fiscal quarter ended December 31, 2000 resulted in a net operating loss of $1,937,693 compared to a net operating loss of $1,935,119 for the fiscal quarter ended December 31, 1999. Losses are projected to continue until sufficient revenue is generated from equipment sales and licensing fees from the Company's proprietary technology.

         Revenues were $258,242 compared to $580,312 from the previous year's fiscal quarter. This $322,070 or 56% shortfall reflects the sales of the Company's lower priced product offerings consisting of the Business Express(R) Limited Service (LSS) and stand-alone TransAct(R), as well as a reduction in sales of equipment. Of the total revenues, equipment sales totaled $94,242, a decrease of $320,217 or 77% over the same period last year. License fees, however, remained consistent at $164,000 compared to $165,853 for the same period during the prior year. Revenue is still well below the level required for the Company to be profitable.

         Cost of equipment sales for the period included labor and equipment of $135,671 which represented a decrease of $253,035 or 65% compared to the same period during the prior year, and is directly attributable to the decrease in equipment sales described above.

         General and administrative expenses of $1,170,996 increased by $193,390 or 20% from the same quarter last year. The increase was due to increases in promotional and public relations costs of $62,188, increases in consulting fees and operational services of $73,588, product development cost increases of $61,805, increases in license fees of $29,846 and increases in trade show and related travel expenses of $33,000; offset by reductions in legal costs of $103,710 due to a decrease in activities related to the MBE litigation.

         Compensation expense of $485,446 decreased by $217,856 or 31% due to decreases in operating and financing activities of approximately $139,000, decrease of $44,204 related to the capitalization of compensation expense relating to software development costs for work performed on the e-Port(TM) network, and a decrease of approximately $43,000 due to a one-time relocation expense which occurred in the second quarter of fiscal year 2000. The interest expense decrease of $61,934 was primarily due to the conversion of Senior Notes into Common Stock resulting in a lower expense and a decrease in interest payments on the inventory line of credit due to lower outstanding balances. Depreciation expense increased from $9,418 to $34,349, directly attributable to an increase in the depreciable asset base.

         As of December 31, 2000, the Company had a total installed base of 1,339 control systems, distributed as follows: 1,065 Business Express(R) or MBE Business Express(TM) control systems, 135 Business Express(R) Limited Service
(LSS) control systems, 23 Copy Express(TM) control systems, 12 Debit Express(TM) control systems, 5 Fax/Printer Express(TM) control systems, 3 Public PC(TM) control systems and 57 standalone TransAct(TM) located primarily at various hotels and libraries throughout the United States. In addition, as of December 31, 2000, the Company has 39 e-Port(TM) control systems installed in vending locations in the United States. The total Business Express(R) or MBE Business Express(TM), LSS, Copy Express(TM), Debit Express(TM), Fax/Printer Express(TM), Public PC(R), TransAct(TM) and e-Port(TM) locations as of December 31, 2000 is 455.

         The six month period ended December 31, 2000 resulted in a net operating loss of $3,576,352 compared to a net operating loss of $3,822,650 for the comparable period ended December 31, 1999. Revenues were $665,001 compared to $1,093,504, a $428,503 or 39% reduction. Of the total revenues, equipment sales totaled $337,040, a decrease of $435,746 or 56%. Cost of sales of $386,177 represented a decrease of $318,915, and is directly attributable to the decrease in equipment sales. General and administrative expenses of $1,988,106 decreased by $174,790 or 8%. The principal reason was a large decrease in legal fees of $443,400 mostly related to the pending MBE litigation and a reduction in professional fees of $77,388. This decrease was offset by increases in outside marketing and operational services of $118,532, increased charges for public relations of $72,788, increases in license fees of $60,209, increases in product development costs of $53,835, and increases in trade show and related travel expense of $39,679 or 48%. Compensation expense of $1,077,475 decreased by $73,441 or 6% principally due to the capitalization of $97,095 of compensation expense relating to software development costs for work performed on the e-Port(TM) network. Debt related expenses including interest charges decreased $117,051 from the comparable six month period last year, due mainly to the Senior Note conversions into Common Stock and lower outstanding balances on the equipment line of credit.

Plan of Operations

         During the quarter the Company continued its work towards commercialization of its e-Port(TM) technology. The Company anticipates that the e-Port(TM) would be ready for delivery to potential customers during the fourth quarter of this fiscal year.

         In October 2000, the Company formerly introduced the e-Port(TM) product line to the vending industry at NAMA, the vending industry's largest trade event. Interest in the e-Port(TM) was shown by groups from all parts of the industry, including vending manufacturers, electronic component manufacturers, distributors, contract feeders, bottlers and beverage manufacturers. The Company has been and is continuing to cultivate relationships with such interested parties. For example, a 3 year agreement with Self Serve Centers was signed in December 2000 and the Company projects the contract may produce $3 million over the life of the agreement. In addition, the Company is negotiating its first OEM agreement in the vending industry. Finally, the Company is negotiating a strategic alliance with a multi-billion dollar company which is focused on the vending industry.

         The e-Port(TM) contains the functionality of the current TransAct(TM) terminal for credit and debit card processing, and control and data management. In addition, e-Port(TM) will also offer other capabilities including public access electronic commerce and advertising using the internet, acceptance of other forms of electronic payment systems, and the capability to audit the physical activities of the vending machine and communicate this information to a monitoring station.

         The Company is also in the process of transitioning its business model to focus on the distribution of its terminals and associated network services via key resellers, customers and Original Equipment Manufacturers in our target markets. In this regard, during the quarter, the Company increased the number of authorized resellers to a total of 10, including mobilization of the Company's Strategic Teaming Agreement with Xerox Corporation and its large direct sales network.

         The Company believes that these and other similar efforts and developments should increase the sales of its products in the future.

         The Company is marketing its products through its full-time sales staff consisting of two national accounts salespeople and two regional sales managers, either directly to customer locations or to management companies servicing these locations. Strategic partnerships and pilot programs with key customers continue to be pursued and developed.

Liquidity and Capital Resources

         For the six month period ended December 31, 2000, there was a net decrease in cash of $1,115,394. This was attributable to $2,131,256 of cash used in operating activities and $945,877 for investing activities, offset by net proceeds of $1,961,739 primarily from the issuance of Common Stock and the exercise of Common Stock Warrants. The cash used in operating activities consisted of the operating loss of $3,576,352, partially offset by favorable changes of $800,937 in operating assets and liabilities and $468,920 of non cash amortization of the equity component of the Senior Note. As of December 31, 2000, total cash on hand was $743,966, and the working capital deficit was $130,915, of which $1,327,592 was invested in inventory.

         During August 2000, the Company authorized a $1,150,000 private placement offering (the "2000-B" offering) of up to 1,150,000 shares of restricted Common Stock at $1.00 per share to a limited number of accredited investors. For each share purchased, the Company will issue a Common Stock purchase warrant to purchase one share of restricted Common Stock for $1.00 at any time through January 31, 2001. At September 30, 2000, the Company had received signed subscription agreements in the amount of $1,150,000. As of December 31, 2000, a total of $640,000 of proceeds had been collected. Subsequent to December 31, 2000, an additional $10,000 of proceeds has been received and is reflected in current assets at December 31, 2000. The Company anticipates the remaining $500,000 of subscriptions receivable will be collected by March 31, 2001.

         On October 17, 2000 the Company's Board of Directors authorized a $5,000,000 private placement offering of 500 units at a unit price of $10,000. Each unit consists of a 12% Convertible Senior Note in the principal amount of $10,000 and 2,000 Common Stock Purchase Warrants. Each 12% Senior Note is convertible into Common Stock at $1.25 per share anytime through its maturity date of December 31, 2003. Holders of the 12% Senior Notes issued in 1999 have the right to invest in the convertible offering by exchanging their existing Notes instead of paying cash. For each $10,000 face amount Senior Note exchanged, the holder would receive one unit. On December 22, 2000, the Board amended this Offering by substituting 2,000 shares of restricted Common Stock for the 2,000 Common Stock Purchase Warrants, and by authorizing the sale of an additional 100 units. Subsequent to December 31, 2000, the Company authorized an additional 70 units for sale for a total offering of 670 units.

         As of December 31, 2000, there has been $39,000 or 3.9 units of the 2000 12% Convertible Senior Notes purchased, of which, $19,000 was purchased through the exchange of $19,000 of the 1999 12% Senior Notes.

         Subsequent to December 31, 2000, the Company closed the new Convertible Senior Note Offering maturing December 31, 2003 with 670 units sold. Signed subscription documents have been received for all units sold. Of these 670 units, the Company received signed subscription documents from 1999 Senior Noteholders agreeing to exchange 374.5 units ($3,745,000) of a total of 406.3 units ($4,063,000) of 1999 Senior Notes. These exchanges leave only $318,000 or
31.8 units of the 1999 Senior Note to be redeemed in cash by the Company as of December 31, 2001.

         Subsequent to December 31, 2000 and through January 31, 2001, the Company received $2.9 million of signed subscription documents for new purchasers of the 2000 Convertible Note, of which $.9 million of cash has been received and deposited.

         Through December 31, 2000, the Company has not sold any shares of Common Stock to Swartz Private Equity, LLC under its equity line investment agreement with Swartz.

         Subsequent to December 31, 2000, the Company reduced the exercise prices of all outstanding warrants and purchase rights to $1.00 per share through March 31, 2001, and extended the expiration dates until March 31, 2001 for the exercise of the 1999-A and 1999-B warrants at $1.00.

         The Company believes that proceeds from the above offerings, together with funds available from the potential exercise of outstanding warrants and options, and from additional equity offerings, plus increased revenues from its business, would be sufficient to fund operations and investing activities until at least through the end of the fiscal year. However, there can be no assurance that any such additional sales of securities could be made by the Company or that increased revenues would result from its business activities. Under such circumstances, the Company may cease to be a going concern or may have to reduce its operations.

Part II - Other Information

Item 2.  Changes in Securities

         On October 17, 2000, the Company's Board of Directors granted to the Chief Executive Officer of the Company fully vested options to purchase up to 200,000 shares of Common Stock at a price of $1.50, which was greater than the fair value of the Company's Common Stock on the grant date. The options are exercisable at any time within two years following issuance. The Company issued the options pursuant to the exemption from registration set forth in Section 4(2) of the Act. The Company has registered all of the shares of Common Stock underlying the options for resale by the holder under the Act.

         During the quarter ended December 31, 2000, the Company sold 3.9 units of its 12% Convertible Senior Note offering to accredited investors, resulting in the issuance of $39,000 principal amount of Convertible Senior Notes due December 31, 2003, and 7,800 shares of restricted Common Stock. The securities were issued pursuant to the exemption from registration set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. Of the units sold, 1.9 were issued in exchange for $19,000 principal amount of the existing 12% Senior Notes and 2.0 for cash.

         During the quarter ended December 31, 2000, 738,650 Common Stock purchase warrants were exercised at $1.00 per warrant, generating gross proceeds of $738,650. Such shares of Common Stock were issued pursuant to the exemption from registration set forth in Section 4(2) of the Act. All of such shares have been registered for resale by the holder thereof under the Act.

         During the quarter ended December 31, 2000, the Company issued 8,000 shares of Common Stock upon the conversion of 8,000 shares of Series A Preferred Stock and issued 6,598 shares of Common Stock upon the conversion of $65,980 of cumulative dividends accrued and unpaid on the aforesaid shares of Preferred Stock. Such shares of Common Stock were issued pursuant to the exemption from registration set forth in Section 3(a)(9) of the Act.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               USA TECHNOLOGIES, INC.

Date: February 14, 2001                        /s/ George R. Jensen, Jr.
                                               ---------------------------------
                                               George R. Jensen, Jr.,
                                               Chairman, Chief Executive Officer

Date: February 14, 2001                        /s/ Leland P. Maxwell
                                               ---------------------------------
                                               Leland P. Maxwell,
                                               Senior Vice President,
                                               Chief Financial Officer
                                       12