Form 10QSB
period 2001-03-31
USA TECHNOLOGIES INC
filed 2001-05-15
CIK 896429

                     U.S. SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 1O-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2001
                              -------------------------

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

As of May 11, 2001, there were 19,765,867 shares of Common Stock, no par value, outstanding.

                             USA TECHNOLOGIES, INC.


                                      INDEX

                                                                                  PAGE NO.
Part I -  Financial Information

          Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets - March 31, 2001 (Unaudited)
          and June 30, 2000                                                           1

          Consolidated Statements of Operations - Three and nine months ended
          March 31, 2001 and 2000 (Unaudited)                                         2

          Consolidated Statement of Shareholders' Deficit -
          March 31, 2001 (Unaudited)                                                  3

          Consolidated Statements of Cash Flows - Nine months ended
          March 31, 2001 and 2000 (Unaudited)                                         4

          Notes to Consolidated Financial Statements (Unaudited)                      5

          Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                         9

Part II - Other Information

          Item 1.  Legal Proceedings                                                 14

          Item 2.  Changes in Securities                                             14

          Item 6.  Exhibits and Reports on Form 8-K                                  15

          Signatures                                                                 16

                             USA Technologies, Inc.
                           Consolidated Balance Sheets


                                                                             March 31, 2001         June 30, 2000
                                                                             --------------         -------------
                                                                              (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                  $    301,271          $  1,859,360
    Accounts receivable, less allowance
       for uncollectible accounts of $82,000 at March
       31, 2001 (unaudited) and $50,000 at June 30, 2000                            223,448               603,171
    Inventory                                                                     1,169,920               992,980
    Prepaid expenses and other current assets                                       265,094               300,607
    Deposits                                                                           --                 192,000
    Subscriptions receivable                                                         60,000                12,199
                                                                               ------------          ------------
Total current assets                                                              2,019,733             3,960,317

Property and equipment, net of accumulated
  depreciation of $603,426 at March 31, 2001
  (unaudited) and $465,704 at June 30, 2000                                         667,488               384,847
Software development costs                                                        1,709,815               149,304
Other assets                                                                         64,017                14,740
                                                                               ------------          ------------
Total assets                                                                   $  4,461,053          $  4,509,208
                                                                               ============          ============

Liabilities and shareholders' deficit
Current liabilities:
    Accounts payable                                                           $  1,937,517          $  1,194,391
    Accrued expenses                                                                943,130               554,243
    Equipment line of credit                                                         52,350               183,196
    Senior Notes                                                                    205,613                  --
    Current obligations under capital leases                                         67,038                 9,493
                                                                               ------------          ------------
Total current liabilities                                                         3,205,648             1,941,323

Senior Notes                                                                      4,379,727             2,688,402
Obligations under capital leases, less current portion                               72,521                34,965
                                                                               ------------          ------------
Total liabilities                                                                 7,657,896             4,664,690

Shareholders' deficit:
   Preferred Stock, no par value:
     Series A Convertible Preferred:
        Authorized shares - 1,800,000; issued and outstanding shares -
            551,284 at March 31, 2001 (unaudited) and 566,444 at
            June 30, 2000 (liquidation preference of $ 10,100,990 at
            March 31, 2001 - unaudited)                                           3,904,933             4,012,266
   Common Stock, no par value:
     Authorized shares - 62,000,000
     Issued and outstanding shares - 18,185,150 at
             March 31, 2001 (unaudited) and 13,375,291
             at June 30, 2000                                                    29,207,109            24,204,050
   Deferred compensation                                                           (128,750)             (206,000)
   Subscriptions receivable                                                      (1,667,500)                 --
   Accumulated deficit                                                          (34,512,635)          (28,165,798)
                                                                               ------------          ------------
Total shareholders' deficit                                                      (3,196,843)             (155,482)
                                                                               ------------          ------------
Total liabilities and shareholders' deficit                                    $  4,461,053          $  4,509,208
                                                                               ============          ============

See accompanying notes.

                             USA Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three months ended                    Nine months ended
                                                          March 31,                             March 31,
                                                 2001                 2000              2001                2000
                                            --------------------------------------  ----------------------------------
  Revenues:
      Equipment sales                       $    189,410          $    159,011      $    526,450          $    931,797
      License and transaction fees               152,298               155,245           480,259               475,963
                                            --------------------------------------  ----------------------------------
  Total revenues                                 341,708               314,256         1,006,709             1,407,760


  Operating expenses:
      Cost of sales                              216,617               159,310           602,794               864,402
      General and administrative               1,656,445             1,392,857         3,644,551             3,555,753
      Compensation                               732,027               513,382         1,809,502             1,664,299
      Depreciation and amortization               33,583                20,150           100,755                46,736
                                            --------------------------------------  ----------------------------------
  Total operating expenses                     2,638,672             2,085,699         6,157,602             6,131,190
                                            --------------------------------------  ----------------------------------
                                              (2,296,964)           (1,771,443)       (5,150,893)           (4,723,430)

  Other income (expenses):
      Interest income                              7,010                27,303            53,944                49,471
      Interest expense                          (370,714)             (402,894)       (1,096,101)           (1,245,332)
      Joint Venture activities                    10,213               (28,005)          (33,757)              (78,398)
                                            --------------------------------------  ----------------------------------
  Total other expenses                          (353,491)             (403,596)       (1,075,914)           (1,274,259)
                                            --------------------------------------  ----------------------------------
  Net loss                                    (2,650,455)           (2,175,039)       (6,226,807)           (5,997,689)

  Cumulative preferred dividends                (414,708)             (460,895)         (836,541)             (930,078)
                                            --------------------------------------  ----------------------------------
  Loss applicable to common shares          $ (3,065,163)         $ (2,635,934)     $ (7,063,348)         $ (6,927,767)
                                            ======================================  ==================================
  Loss per common share (basic and
  diluted)                                  $      (0.18)         $      (0.22)     $      (0.45)         $      (0.76)
                                            ======================================  ==================================
  Weighted average number of common
  shares outstanding (basic and
  diluted)                                    17,114,702            12,115,239        15,702,556             9,138,032
                                            ======================================  ==================================

 See accompanying notes.

                             USA Technologies, Inc.
                 Consolidated Statement of Shareholders' Deficit
                                   (Unaudited)

                                                Series A
                                               Convertible
                                                Preferred       Common       Deferred     Subscriptions  Accumulated
                                                  Stock         Stock      Compensation    Receivable      Deficit        Total
                                               -----------------------------------------------------------------------------------
Balance, June 30, 2000                         $4,012,266    $24,204,050    $(206,000)    $      --    $(28,165,798)  $  (155,482)
Conversion of 15,160 shares of Convertible
   Preferred Stock to 15,160 shares of
   Common Stock                                  (107,333)       107,333         --              --            --            --
Conversion of $120,030 of cumulative
   preferred dividends into 12,003 shares of
   Common Stock at $10.00 per share                  --          120,030         --              --        (120,030)         --
Issuance of 12,250 shares of Common Stock to
   employees as compensation                         --           20,275         --              --            --          20,275
Issuance of 200,000 shares of Common Stock
   in exchange for professional services             --          200,000         --              --            --         200,000
Issuance of 4,000 shares of Common Stock
   from the conversion of $10,000 of the
   1999 12% Senior Notes at $2.50 per share          --            7,482         --              --            --           7,482
Exercise of 2,072,600 Common Stock warrants
   at $1.00 per share                                --        2,072,600         --              --            --       2,072,600
Compensation expense related to deferred
   stock awards                                      --             --         77,250            --            --          77,250
Issuance of 1,150,000 shares of Common
   Stock at $1.00 per share in connection
   with the 2000-B Private Placement, net
   of offering costs of $117,849                     --        1,032,151         --          (255,000)         --         777,151
Issuance of 1,298,800 shares of Common Stock
   in connection with the 2000 12%
   Convertible Senior Note Offering                  --        1,389,718         --        (1,412,500)         --         (22,782)
Issuance of 45,046 shares of Common Stock in
   lieu of cash payment for interest on the
   2000 12% Convertible Senior Note Offering         --           53,470         --              --            --          53,470
Issuance of 1,200,000 Common Stock
   commitment warrants in connection with
   the $20 million equity line Investment
   Agreement                                         --             --           --              --            --            --
Net loss                                             --             --           --              --      (6,226,807)   (6,226,807)
                                               -----------------------------------------------------------------------------------
Balance, March 31, 2001                        $3,904,933    $29,207,109    $(128,750)    $(1,667,500) $(34,512,635)  $(3,196,843)
                                               ===================================================================================

See accompanying notes.

                             USA Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     Nine months ended March 31,
                                                                                       2001               2000
                                                                                   --------------------------------
Operating activities
Net loss                                                                           $(6,226,807)        $(5,997,689)
Adjustments to reconcile net loss to net cash
 used in operating activities:
       Compensation charges incurred in connection with
          Stock awards and the issuance of Common Stock                                 97,525             828,969
       Interest/amortization relating to Senior Note Offering                          674,612             752,339
       Issuance of Common Stock in lieu of cash payments for interest on                53,470                --
Senior Note
       Depreciation                                                                    137,722              68,741
       Provision for allowance for uncollectible accounts                               31,984              10,360
       Changes in operating assets and liabilities:
          Accounts receivable                                                          347,739             158,468
          Inventory                                                                   (218,758)             38,215
          Prepaid expenses, deposits, and other assets                                 427,463              13,923
          Accounts payable                                                             743,126            (159,123)
          Accrued expenses                                                             388,887             230,975
                                                                                   --------------------------------
Net cash used in operating activities                                               (3,543,037)         (4,054,822)

Investing activities
Purchase of property and equipment                                                    (260,338)           (139,704)
Increase in software development costs                                              (1,560,511)               --
                                                                                   --------------------------------
Net cash used in investing activities                                               (1,820,849)           (139,704)

Financing activities
Net proceeds from issuance of Common Stock and
 exercise of Common Stock warrants and options                                       2,849,751           6,422,691
Net proceeds from issuance of Senior Notes                                           1,147,026             171,411
Net repayment of equipment line of credit                                             (130,846)           (720,796)
Payment of deferred financing costs                                                    (49,227)               --
Collection of subscriptions receivable                                                  12,199              48,999
Repayment of principal on capital lease obligations                                    (23,106)             (7,365)
                                                                                   --------------------------------
Net cash provided by financing activities                                            3,805,797           5,914,940
                                                                                   --------------------------------

Net (decrease) increase in cash and cash equivalents                                (1,558,089)          1,720,414
Cash and cash equivalents at beginning of year                                       1,859,360           1,665,016
                                                                                   --------------------------------
Cash and cash equivalents at end of period                                         $   301,271         $ 3,385,430
                                                                                   ================================

Supplemental disclosures of cash flow information:
      Transfer of inventory to property and equipment                              $    41,818         $   100,246
                                                                                   ================================
      Conversion of Convertible Preferred Stock to Common Stock                    $   107,333         $   322,494
                                                                                   ================================
      Conversion of Convertible Preferred Dividends to Common Stock                $   120,030         $   267,070
                                                                                   ================================
      Conversion of Senior Notes to Common Stock                                   $     7,482         $      --
                                                                                   ================================
      Issuance of Common Stock in connection with 2000 Senior Note Offering        $ 1,389,718         $      --
                                                                                   ================================
      Cash paid for interest                                                       $   368,019         $   270,939
                                                                                   ================================
      Capital lease obligations                                                    $   118,207         $      --
                                                                                   ================================
      Prepaid stock compensation                                                   $   200,000         $   590,779
                                                                                   ================================
      Subscriptions receivable outstanding                                         $ 1,727,500         $      --
                                                                                   ================================

See accompanying notes.

                             USA TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.       Business

         USA Technologies, Inc. provides unattended, credit card activated control systems for the copy, fax, debit card, vending and personal computer industries. The Company's devices make available credit and debit card payment technology in connection with the sale of a variety of products and services. Customers are located primarily in the United States and are currently comprised of hotels, retail locations, university libraries and public libraries. The Company generates its revenues from the direct sale of its control systems and the resale of configured business equipment utilizing its control systems, as well as by network fees and a percentage of the monies generated from all credit card transactions conducted through its control systems.

         The Company is developing its next generation of control systems (e-Port(TM)) which is web-enabled. This web enabled e-Port(TM) includes capabilities for interactive advertising and e-commerce, acceptance of other forms of electronic payment systems, auditing of internal activities of the vending machine, and reporting of this audited data to a monitoring station. Non web enabled e-Port(TM) terminals are currently being piloted and limited production quantities are in production during the last quarter of fiscal 2001.

         As of March 31, 2001, the Company had a total installed base of 1,381 control systems, distributed as follows: 1,077 Business Express(R) or MBE Business Express(TM) control systems, 146 Business Express(R) Limited Service
(LSS) control systems, 23 Copy Express(TM) control systems, 12 Debit Express(TM) control systems, 4 Fax/Printer Express(TM) control systems, 3 Public PC(TM) control systems and 76 standalone TransAct(TM) control systems, located primarily at various hotels and libraries throughout the United States. In addition, there were 40 non web enabled e-Port(TM) control systems located at vending locations in the United States. The total Business Express(R) or MBE Business Express(TM), LSS, Copy Express(TM), Debit Express(TM), Fax/Printer Express(TM), Public PC(R), TransAct(TM) and e-Port(TM) locations as of March 31, 2001 is 458, compared to 352 locations as of March 31, 2000.

2.       Accounting Policies

         Interim Financial Information

         The consolidated financial statements and disclosures included herein for the three and nine months ended March 31, 2001 and 2000 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal and recurring nature) considered necessary have been included. Operating results for the three and nine month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

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

         Software Development Costs

         The Company capitalizes software development costs that are incurred subsequent to the establishment of the software's technological feasibility and up to the product's availability for general release to the Company's customers. Through March 31, 2001, the Company capitalized approximately $1.7 million of such costs relating to the development of the network by IBM to support the new web enabled e-Port(TM). All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. Amortization of such capitalized costs is the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight line method over the remaining estimated economic life of the product, including the period being reported on. Amortization of such costs will commence when the software becomes available for general release and use by the Company's customers which is expected to occur in the fourth quarter of fiscal 2001 or the first quarter of fiscal 2002.

         Loss per Common Share

         Loss per share is calculated by dividing the net loss by the weighted average common shares outstanding for the period. No exercise of stock options, purchase rights, stock purchase warrants, conversion of senior notes, or conversion of preferred stock and cumulative preferred dividends was assumed because the assumed exercise of these securities would be antidilutive.

3.       Financing Activities

         On October 17, 2000 the Company authorized a $5,000,000 private placement offering of 500 units at a unit price of $10,000. Each unit consists of a 12% Convertible Senior Note in the principal amount of $10,000 due December 31, 2003 and 2,000 Common Stock Purchase Warrants. Each 12% Senior Note is convertible into Common Stock at $1.25 per share anytime through its maturity date. Holders of the 12% Senior Notes issued in 1999 have the right to invest in this private placement offering by exchanging their existing Notes instead of paying cash. On December 22, 2000, the Company amended this offering by substituting 2,000 shares of restricted Common Stock for the 2,000 Common Stock Purchase Warrants, and by authorizing the sale of an additional 100 units. All payments of interest on these Convertible Notes can be used by the holder, at the holder's option, to purchase shares of Common Stock at $1.00 per share. During February 2001, the Company authorized an additional 70 units for sale for a total offering of 670 units. The Company has agreed to register for resale under the Securities Act of 1933 ("Act") all of the Common Stock into which the Notes are convertible, all of the restricted Common Stock issuable as part of the units, and all of the Common Stock which is purchased by the holders of the Notes with the interest payments made on the Notes.

         On January 31, 2001, the Company closed the new Convertible Senior Note Offering maturing December 31, 2003 with 670 units sold. Signed subscription documents were received for all units sold. During February and March 2001, subscriptions for 20.6 units were rescinded, resulting in a total as of March 31, 2001 of 649.4 units, or $6,494,000 in gross proceeds to be received from the new 12% Convertible Senior Notes. Of this amount, $3,813,000 were purchased through the exchange of $3,813,000 of the 1999 12% Senior Notes. Units representing $2,681,000 were purchased or to be purchased with cash, of which the Company has received $1,208,500 through March 31, 2001, resulting in subscriptions receivable of $1,472,500. The Company paid $61,478 in financing costs relating to this investment activity. Subsequent to March 31, 2001, $60,000 of proceeds has been received and is reflected in current assets.

         As of March 31, 2001, as a result of the exchange of 381.3 units ($3,813,000) of 1999 12% Senior Notes out of a total of 406.3 units ($4,063,000), 25.0 units or $250,000 remain to be redeemed in cash by the Company at December 31, 2001.

         During February 2001, the Company authorized a private placement of restricted Common Stock to a limited number of private investors. Subsequent to March 31, 2001, the Company sold and deposited $450,000 related to the sale of 450,000 shares of Common Stock to 9 accredited investors for $1.00 per share.

         During March 2001, the Company authorized a $1,000,000 private placement offering (the "2001-B" offering, later increased to $1,500,000 with right of oversubscription to add an additional $750,000) of up to 1,000,000 shares (later increased to 2,250,000 shares) of restricted Common Stock at $1.00 per share to a limited number of accredited investors. For each share purchased, the Company will issue a Common Stock purchase warrant to purchase two shares of restricted Common Stock for $1.00 per share at any time through December 31, 2001. The offering shall terminate by May 31, 2001, with further extension of up to 60 days authorized. Subsequent to March 31, 2001, signed subscription agreements of $1,094,000 have been received from this offering, and $250,500 of cash proceeds has been deposited by the Company.

4.        Stock Options, Warrants, Purchase Rights and Shares Outstanding

         As of March 31, 2001, there were 11,740 Common Stock Purchase Rights outstanding, 7,569,767 options outstanding to purchase Common Stock at exercise prices ranging from $1.00 to $5.00 per share, of which 7,299,769 were vested, and 4,988,650 shares of Common Stock issuable upon exercise of 4,988,650 warrants. On a fully diluted basis, including the outstanding Common Stock, the conversion of the 1999 and 2000 12% Senior Notes, the conversion of Series A Convertible Preferred Stock and the related cumulative preferred dividends, the Company would have 37,060,606 common shares outstanding at March 31, 2001.

         On February 7, 2001, the Company authorized the extension from January 31, 2001 to March 31, 2001 of the temporary reduction in the exercise price of the following warrants to $1.00 per share: 2000-B, 1999-B, 1998-B, 1998-A, 1997,
1996-B, 1996, and 1995. The Company also authorized the extension from December 31, 2000 to March 31, 2001 of the temporary reduction in the exercise price of 11,740 purchase rights to $1.00 per share. On March 23, 2001, the Company extended all dates referred to in this paragraph until May 31, 2001.

         On February 26, 2001, the Company authorized the following:


         a) granting of warrants to Automated Merchandising Systems, Inc. to purchase up to 1,000,000 shares of Common Stock at $1.50 per share (later reduced to $1.00 per share) through June 1, 2001 (later extended to June 30, 2001). The exercise price was equal to the fair value of the Company's Common Stock on the grant date;

         b) granting of options to the six outside Directors to purchase up to 300,000 shares of the Company's Common Stock at $1.00 per share, which was equal to the fair market value on the date of the grant. Forty percent of the options vested immediately, thirty percent will vest on June 30, 2001, and thirty percent will vest on June 30, 2002. Each group of options are exercisable for a period of five years from its respective date of vesting;

         c) granting of options for employees of the Company to purchase a total of 85,000 shares of the Company's Common Stock at $1.00 per share, which was equal to the fair market value on the date of the grant. The options vest immediately and are exercisable for a period of five years;

         d) extension of the expiration dates of 435,250 options held by various investors to June 30, 2003.

5.       MBE Joint Venture

         In May 1999, the MBE Business Express Joint Venture was terminated. Obligations for continued servicing of JV installations are being met by the Company. At March 31, 2001 the JV recorded gross accounts payable to MBE of $207,662 which is subject to offset pursuant to the pending legal proceedings with MBE.

6.       Subsequent Events

         On April 20, 2001 the Company signed an Alliance Agreement with Marconi Online Systems, Inc. ("Marconi"), a subsidiary of Marconi, plc, for a five year term. Both companies have agreed to sell each other's products as complementary offerings in the intelligent vending marketplace. Marconi's product offerings include market tested electronics for tracking vending machine inventory and machine performance, integrated with centralized monitoring software for cutting operator costs by improving route efficiencies. The Company's product offerings include credit card capability and web-based interactive advertising and local content display capability. As part of the Alliance Agreement, the Company has granted fully vested options to Marconi to purchase up to 3,000,000 shares of Common Stock at any time until June 5, 2001 at a price of $1.00 per share, and options to purchase up to 3,000,000 additional shares of Common Stock at $1.25 per share at any time until September 5, 2001. Both option prices were equal to or greater than the fair value of the Company's Common Stock on the grant date.

         The Company on April 26, 2001 approved a bonus of a total of 406,000 shares of Common Stock and options to purchase up to 360,000 shares of Common Stock to the executive officers of the Company. The options are exercisable at $1.00 per share and vest over a 24 month period. The Company also granted fully vested warrants to a financial and public relations company for consulting services to be rendered in the future to purchase up to 75,000 shares of the Company's Common Stock, exercisable within 5 years of issuance at $1.25 per share, which is equal to or greater than the price of the Stock on the grant date. Finally, the Company authorized issuance to Swartz Private Equity of fully vested warrants to purchase 377,927 shares of the Company's Common Stock for $1.00 per share at any time within ten years, pursuant to the terms of the prior Agreement with Swartz.

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

The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company's actual results to differ materially from those projected, include, for example
(i) the ability of the Company to generate sufficient sales to generate operating profits, or to sell products at a profit, (ii) the ability of the Company to raise funds in the future through sales of securities, (iii) whether the Company is able to enter into binding agreements with third parties to assist in product or network development, (iv) the ability of the Company to commercialize its developmental products including the e-Port(TM), or if actually commercialized, to obtain commercial acceptance thereof, (v) the ability of the Company to compete with its competitors to obtain market share,
(vi) the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations, or (vii) the ability to collect its subscriptions receivable. Although the Company believes that the forward looking statements contained herein are reasonable, it can give no assurance that the Company's expectations will be met.

Results of Operations

         The fiscal quarter ended March 31, 2001 resulted in a net operating loss of $2,650,455 compared to a net operating loss of $2,175,039 for the fiscal quarter ended March 31, 2000. Losses are projected to continue until sufficient revenue is generated from equipment sales and licensing fees from the Company's proprietary technology.

         Revenues were $341,708 compared to $314,256 from the previous year's fiscal quarter. This $27,452 or 9% increase was mainly due to an increase in the sale of the Company's stand-alone TransAct(R) control systems. Of the total revenues, equipment sales totaled $189,410, an increase of $30,399 or 19% over the same period last year. License fees, however, remained consistent at $152,298 compared to $155,245 for the same period during the prior year. Revenue is still well below the level required for the Company to be profitable.

         Cost of sales for the period included labor and equipment of $216,617, an increase of $57,307 or 36% compared to the same period during the prior year. This increase is directly attributable to the increase in equipment sales described above and the decrease of equipment purchase discounts received in the prior year's quarter from the Company's suppliers, of $30,647.

         General and administrative expenses of $1,656,445 increased by $263,588 or 19% from the same quarter last year. The increase was due principally to an increase in product development costs of $87,102, trade show and related travel expenses of $58,133, license fees of $30,885 and public relations costs of $27,428. Non cash legal costs incurred this quarter were $332,699.

         Compensation expense of $732,027 increased by $218,645 or 43% due to increases in employee benefit expense, an increase in matching 401K Company contributions instituted in July 2000, and an increase in bonuses.

         The interest expense decrease of $32,180 was primarily due to the conversion of 1999 Senior Notes into Common Stock and the lengthening of the amortization period due to the exchange of 1999 Senior Notes into 2000 Senior Notes, offset by a smaller increase in interest payments related to the sale of additional Senior Notes. Depreciation expense increased from $20,150 to $33,583, directly attributable to an increase in the depreciable asset base.

         The nine month period ended March 31, 2001 resulted in a net operating loss of $6,226,807 compared to a net operating loss of $5,997,689 for the comparable period ended March 31, 2000. Revenues were $1,006,709 compared to $1,407,760, a $401,051 or 28% reduction due to some reduction in volume and an increase in sales of lower priced standalone TransAct(R) control systems. Of the total revenues, equipment sales totaled $526,450, a decrease of $405,347 or 44%, on reduced volume. Cost of sales of $602,794 represented a decrease of $261,608, and is directly attributable to the decrease in equipment sales. General and administrative expenses of $3,644,551 increased by $88,798 or 2%. The principal reason was increases in product development costs of $142,578, public relations expense of $100,216, trade show and related travel expense of $86,064 and license fees of $76,847. These increases were offset by a large decrease in legal fees of $330,488 mostly due to the decreased activities related to the pending MBE litigation. Non cash legal costs incurred in the current nine month period were $481,776. Compensation expense of $1,809,502 increased by $145,203 or 9% due to increases in employee benefit expense, increase in matching 401K Company contributions instituted in July 2000 and an increase in bonuses. Debt related expenses including interest charges decreased $149,231 from the comparable nine month period last year, due mainly to the Senior Note conversions into Common Stock, the lengthening of the amortization period due to the 1999 Senior Note exchanges into 2000 Senior Notes, and lower outstanding balances on the equipment line of credit.

Plan of Operations

         During the quarter the Company continued its work towards commercialization of its e-Port(TM) technology and web enabled network and the cultivation of partners and future customers. e-Port(TM) terminals are currently being piloted and limited production quantities are in production during the last quarter of fiscal 2001.

         The e-Port(TM) contains the functionality of the current TransAct(TM) terminal for credit and debit card processing, control and data management. In addition, e-Port(TM) will also offer other capabilities including public access electronic commerce and advertising using the internet, acceptance of other forms of electronic payment systems, and the capability to audit the physical activities of the vending machine and communicate this information to a monitoring station.

         In March 2001, the Company unveiled the combined USA-Marconi product line including the e-Port(TM) to the vending industry at Spring NAMA, the vending industry's semi-annual trade show event. The e-Port(TM) was displayed in vending machines in the booths of three prominent vending manufacturers. Interest in the e-Port(TM) was shown by groups from all parts of the industry, including vending manufacturers, electronic component manufacturers, distributors, contract feeders, bottlers and beverage manufacturers. The Company has been and is continuing to cultivate relationships with such interested parties.

           On March 29, 2001 the Company signed its first OEM agreement in the vending industry, with Automated Merchandising Systems, Inc. (AMS), for a term of five years. The Agreement provides that the Company will sell to AMS its e-Port(TM) terminals for use in the AMS vending machine terminals.

         During the quarter, the Company negotiated a strategic alliance with Marconi Online Systems, Inc., a vending industry subsidiary of multi-billion dollar U.K. based Marconi plc., a telecommunications company. This Alliance Agreement was signed on April 20, 2001 (see Note 6).

         The Company is marketing its products through its full-time sales staff consisting of two national accounts salespeople and two regional sales managers, either directly to customer locations or to management companies servicing these locations. Strategic partnerships and pilot programs with key customers continue to be pursued and developed.

         In May 2001, the Company signed a non-binding letter of intent with International Business Machines Corporation which confirmed the parties' discussions regarding the possible formation of a strategic alliance. The strategic alliance would provide for IBM to sell the Company's e-Port terminals with IBM's services to the vending industry, point of sale market, network home appliance market, as well as to other potential markets. Unless a definitive agreement is signed, neither party has any obligation whatsoever.

Liquidity and Capital Resources

         For the nine month period ended March 31, 2001, there was a net decrease in cash of $1,558,089. This was attributable to $3,543,037 of cash used in operating activities, $1,820,849 of cash used for investing activities, principally $1,560,511 of software development cost for the new web enabled e-Port(TM) network, offset by cash provided by financing activities of $3,805,797 primarily from the issuance of Common Stock, the exercise of Common Stock Warrants and sale of Senior Notes. The cash used in operating activities consisted of the operating loss of $6,226,807, partially offset by favorable changes of $1,688,457 in operating assets and liabilities and $674,612 of non cash amortization of the equity component of the Senior Notes. As of March 31, 2001, total cash on hand was $301,271, and the working capital deficit was $1,185,915, of which $1,169,920 was invested in inventory.

         During September 2000, the Company sold securities in a $1,150,000 private placement offering to a limited number of accredited investors. As of March 31, 2001, a total of $895,000 of proceeds had been collected, resulting in subscriptions receivable of $255,000. Any receivable not collected by June 30, 2001 will be written off and the subscription document will be rescinded.

         On October 17, 2000 the Company authorized a private placement offering of 12% Convertible Senior Notes with attached Common Stock Purchase Warrants (see Note 3). On January 31, 2001, the Company closed the Offering. As of March 31, 2001, the Company has received signed subscription agreements for $2,681,000 of 12% Senior Notes, of which the Company has received and deposited $1,208,500 resulting in subscriptions receivable of $1,472,500. Of this amount, $60,000 of proceeds has been received subsequent to March 31, 2001 and is reflected in current assets. Any receivable not collected by June 30, 2001 will be written off and the subscription document will be rescinded.

         During the quarter ended March 31, 2001, the holders of 599,600 Common Stock purchase warrants exercised these warrants at $1.00 per share resulting in aggregate gross proceeds to the Company of $599,600.

         In April, 2001, the Company sold 450,000 shares to 9 accredited investors for $1.00 per share, generating $450,000 of gross proceeds for the Company.

         During March 2001, the Company extended until May 30, 2001 the reduction of the exercise prices of all outstanding warrants and purchase rights to $1.00 per share, and extended the expiration dates until May 30, 2001 for the exercise of the 2000-B and 1999-B warrants at $1.00 per share and for the exercise of the 1995 warrants.

         During March 2001, the Company authorized a $1,500,000 private placement offering (with right of oversubscription of an additional $750,000) of restricted Common Stock at $1.00 per share plus warrants to a limited number of accredited investors. Subsequent to March 31, 2001, signed subscription agreements of $1,094,000 have been received from this offering, and $250,500 of cash proceeds has been deposited by the Company.

         Short term cash inflows could be generated by the following securities:
1.2 million 1999-B warrants at $1.00 per warrant by the end of May, 2001; 3 million options at $1.00 per option in early June 2001 held by Marconi; 1 million warrants at $1.00 per option by the end of June, 2001 held by Automated Merchandising Systems, Inc.; and 3 million options at $1.25 in early September, 2001 held by Marconi. If all these securities were exercised, a total of $8.95 million in gross proceeds would be received by the Company.

         The Company believes that proceeds from the above offerings including collection of subscriptions receivable, together with funds available from the potential exercise of outstanding warrants and options, and from additional equity offerings, plus revenues from its business, would be sufficient to fund operations and investing activities until at least through the end of the fiscal year. However, there can be no assurance that any such additional sales of securities could be made by the Company, or that its subscriptions receivable could be collected, or that increased revenues would result from its business activities. Under such circumstances, the Company may cease to be a going concern or may have to reduce its operations.

Part II - Other Information

Item 1.  Legal Proceedings

         During March 2001, the Company and MBE entered into settlement discussions regarding the pending litigation in the United States District Court for the Southern District of California. By agreement of the parties, all discovery has been stayed and the trial originally scheduled for June 2001 has been postponed.

Item 2.  Changes in Securities

         On February 26, 2001, the Company granted to Automated
Merchandising Systems, Inc. warrants to purchase up to 1,000,000 shares of Common Stock at $1.00 at any time through June 30, 2001. The warrants were issued pursuant to the exemption from registration set forth in Section 4(2) of the Act. The Company plans to register all of the shares of Common Stock underlying the warrants for resale by the holder under the Act.

         During the quarter ended March 31, 2001, the Company sold 645.5 units of its 12% Convertible Senior Note offering to accredited investors, resulting in the issuance of $6,455,000 principal amount of Convertible Senior Notes due December 31, 2003, and 1,291,000 shares of restricted Common Stock. The securities were issued pursuant to the exemption from registration set forth in
Section 4(2) of the Act. Of the units sold, 379.4 units were issued in exchange for $3,794,000 principal amount of the existing 1999 12% Senior Notes and 266.1 units were issued for cash, generating $2,661,000 of gross proceeds for the Company, of which the company has received and deposited $1,188,500 resulting in subscriptions receivable of $1,472,500.

         During the quarter ended March 31, 2001, 45,046 shares of Common Stock were issued to certain 12% Senior Note Holders, in lieu of cash payment, for interest earned on the Notes. Such Note holders elected to receive Common Stock at the rate of one share per $1.00 of interest earned. Such shares of Common Stock were issued pursuant to the exemption from registration set forth in
Section 3(a)(9) of the Act.

         During the quarter ended March 31, 2001, 599,600 Common Stock purchase warrants were exercised at $1.00 per warrant, generating gross proceeds of $599,600. Such shares of Common Stock were issued pursuant to the exemption from registration set forth in Section 4(2) of the Act. All of such shares have been registered for resale by the holder thereof under the Act.

         During the quarter ended March 31, 2001, the Company issued 3,160 shares of Common Stock upon the conversion of 3,160 shares of Series A Preferred Stock and issued 2,105 shares of Common Stock upon the conversion of $21,050 of cumulative dividends accrued and unpaid on the aforesaid shares of Preferred Stock. Such shares of Common Stock were issued pursuant to the exemption from registration set forth in Section 3(a)(9) of the Act.

         During the quarter ended March 31, 2001, the Company granted to each of the six Directors who were not executive officers, options to purchase up to 50,000 shares of Common Stock for $1.00 at any time within five years of vesting. The options vest over a sixteen month period. The Company issued the options pursuant to the exemption from registration set forth in Section 4(2) of the Act. The Company has agreed at its cost and expense to use its best efforts to register the Common Stock underlying the options for resale by the holder thereof under the Act.

         During the quarter ended March 31, 2001, the Company granted to employees of the Company who were not executive officers fully vested options to purchase up to 85,000 shares of Common Stock for $1.00 at any time within five years of vesting. The Company issued the options pursuant to the exemption from registration set forth in Section 4(2) of the Act. The Company has agreed at its cost and expense to use its best efforts to register the Common Stock underlying the options for resale by the holder thereof under the Act.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.  None.
             --------

         (b) Reports on Form 8-K. During the quarter ended March 31, 2001, a ------------------- Report on Form 8-K was filed on March 14, 2001 reporting an event under Item 5.

                                   Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           USA TECHNOLOGIES, INC.

Date: May 15, 2001                        /s/ George R. Jensen, Jr.
                                   -----------------------------------------
                                      George R. Jensen, Jr., Chairman,
                                          Chief Executive Officer

Date: May 15, 2001                        /s/ Leland P. Maxwell
                                   -----------------------------------------
                                   Leland P. Maxwell, Senior Vice President,
                                         Chief Financial Officer