Form 10-K
period 2001-06-30
USA TECHNOLOGIES INC
filed 2001-10-01
CIK 896429

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
    For the fiscal year ended June 30, 2001   Commission file number: 33-70882
                                       OR
          [ ] Transition report pursuant to section 13 or 15(d) of the
                Securities Exchange Act of 1934 [No Fee Required]

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

Registrant's total revenues for its most recent fiscal year..........$1,451,002.

As of September 28, 2001, there were outstanding 28,206,539 shares of Common Stock, no par value.

The company's voting securities are traded on the Over the Counter (OTC) Electronic Bulletin Board. The aggregate market value of the company's voting securities held by non-affiliates of the Registrant was $17,300,545 on September 28, 2001 based upon the closing price of the Registrant's Common Stock on that date.

TABLE OF CONTENTS

Part I                                                                   Page
------
Item  1.      Business                                                   3

      2.      Properties                                                 11

      3.      Legal Proceedings                                          11

      4.      Submission of Matters to a Vote of Security Holders        12


Part II
-------
Item  5.      Market for the Registrant's Common Equity and
                   Related Stockholder Matters                           13

      6.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   15

      7.      Financial Statements                                       20

      8.      Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                   21


Part III
--------
Item  9.      Directors and Executive Officers of the Registrant         21

      10.     Executive Compensation                                     23

      11.     Security Ownership of Certain Beneficial Owners
                   and Management                                        28

      12.     Certain Relationships and Related Transactions             31


Part IV
-------
Item  13.     Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K                                              34

USA TECHNOLOGIES, INC.

PART I

Item 1.  Business

                  USA Technologies, Inc., a Pennsylvania corporation (the "Company"), was founded in January 1992. Our vision is to be a major player in the 'Digital, Networked Economy' by providing the marketplace with embedded technology and associated network and on-line financial services that will help transform their businesses. The ultimate goal is to position the Company as the preferred method and industry standard for cashless micropayments and automated retailing, and to become a leading point-of-sale, interactive media and network services company.

                  The Company intends to accomplish this by building on its market position in networked, unattended consumer payment systems through a new e-Business solution called e-Port(TM). To this end, the Company has focused on developing e-Port(TM) - its new credit card payment system. The non-media version of the e-Port is a device that is integrated with copiers, vending machines or other host equipment that gathers information about sales and operations of the host equipment and also allows a consumer to use a credit card to make a purchase. The media version of the e-Port is currently being engineered and would enable consumers to view interactive advertising/media, and to conduct simple, secure and direct e-commerce while making routine purchases anywhere. The non-media version of the e-Port contains all the functionality of USA Technologies' current TransAct(TM) system for credit card processing, micropayments, control and data management and would offer data management and auditing capability for vending operators, kiosk operators and others wishing to place equipment or products on a network via embedded computing capability.

                  The media capable version of the e-Port(TM) would be a non-PC device offering consumers the opportunity to view interactive advertising and to conduct e-commerce transactions while making routine purchases with a credit card, smart card or any other payment device such as a cellular phone, at vending machines, convenience stores, gas pumps and other high-traffic retail points-of-sale. The media capable e-Port(TM) also would allow advertisers the opportunity to operate non-PC electronic storefronts that could provide consumers with promotional offers at actual retail locations.

                  The Company is a leading provider and licensor of unattended, credit card activated control systems for the copying, debit card and personal computer industries. USA Technologies' devices make available unattended credit card payment technology in connection with the sale of a variety of products and services. USA Technologies has historically generated its revenues from the direct sale of its control systems and the resale of configured office products, plus network service fees, plus by retaining a portion of the monies generated from all credit card transactions conducted through its control systems.

                  We have been granted fourteen patents related to our technology. One of these is in the area of networked vending machines and credit card technology - including the use of smart cards. Another is a patented method of batch processing which enables consumers to engage in cashless micropayments. Fifty-three other foreign and domestic patents are pending.

              The Company has entered into a corporate agreement with Promus Hotel Corporation (Embassy Suites, Hampton, and Doubletree brands) which establishes itself as a preferred supplier of business center products for those brands. The Company's Business Express(R) has been approved and recommended as a solution for business center needs by Marriott for its hotels. The Company is the exclusive provider of business center solutions to over 100 properties owned by MeriStar, and the preferred provider of business center products to over 100 additional properties managed by MeriStar. MeriStar is the largest independent hotel management company in the United States, operating over 200 hotels and resorts under such known brand names as Hilton, Holiday Inn and Wyndham. As of June 30, 2001, business centers have been installed at 14 MeriStar locations. The Company has a national reseller agreement in place with Xerox.

              USA Technologies is a market leader in making self-serve, credit card activated products and services available to consumers everywhere. The Company has achieved this with the sale and installation of its product, Business Express(R) or MBE Business Express(R), at nearly 400 hotel, library and retail locations nationwide. Business Express(R) and MBE Business Express(R) offer thousands of business travelers and consumers the opportunity to conduct e-business/e-commerce 24 hours a day with the swipe of a credit card. The Business Express(R) gives consumers self-serve, public access to the Internet, copy and fax services, and other 'e-Business services'. At the heart of this product line is USA Technologies' networked payment solution TransAct(TM), an automated, credit card consumer payment system which has been utilized with photocopying machines, facsimile machines, computer printers, vending machines and debit and smart card purchase/revalue stations. The Company retains all rights to software and proprietary technology that it licenses to location operators for their exclusive use. As of June 30, 2001, 367 Business Express(R) or MBE Business Express(R) units are installed. The Company also markets a product line extension to the Business Express(R), called the Business Express(R) Limited Service Series (LSS). The LSS has copier and fax capabilities plus laptop printing, dataport capabilities and credit card activated phone. The LSS is targeted to the hospitality mid-market, limited service and economy properties. As of June 30, 2001, 100 LSS units are included in the total of 367 Business Express(R) or MBE Business Express(R) units installed. The Company also sells its TransAct(R) credit card device and payment system as a standalone offering to the world's leading office equipment manufacturers and distributors. The Company established a TransAct(R) Authorized Reseller Program to sign up various independent and national dealers and distributors. As of June 30, 2001, 22 dealers are participating in the program.

         Currently, the Company has as its core business three components: unattended credit card control systems; a financial services and auditing network; and a proposed interactive media and ad serving network.

         The first component is our credit card activated control systems. The current version of the Company's technology is TransAct(TM). This product, as outlined above, is currently installed in locations throughout North America. The latest generation of technology that the Company introduced is called the e-Port(TM). It was unveiled in October 2000 at the National Automatic Merchandising Association convention in New Orleans, the world's largest vending trade event.

         The e-Port(TM) is designed to be a flexible and versatile embedded system device. While initially targeted to the vending industry, the technology that has been developed may be applied in many other industries such as copiers, retail point of sale, mass transit, etc; wherever pervasive computing, embedded systems and credit card and other cashless payment systems are used.

                  The e-Port(TM) hardware consists of a circuit board, RAM, Flash Memory, modem, ports, credit card reader, and propriety software. The Company is in the process of engineering a media capable e-Port featuring an LCD color touch screen. The version of e-Port(TM) with the LCD color touch screen is built to USA's specifications by RadiSys, a leader in developing and mass-producing embedded systems. The Company entered into a Development and Manufacturing Agreement ("DMA") with RadiSys Corporation in June, 2000. RadiSys has significant manufacturing expertise in the embedded chip market and is partially owned by Intel. The Company also contracts with Masterwork Electronics Corporation, a leader in the manufacture of electronics for the vending industry, for the non-media version of e-Port(TM) without the LCD color touch screen.

         Additionally, e-Port(TM) uses the connectivity features developed by the Company. These include the ability to send and receive data via land lines, radio waves (like a home cordless phone), wireless modems, always-on phone connections, etc. The Telecom and Internet connections offered by Sprint support the hardware developed by the Company. USA Technologies and Sprint have agreed to a partnership allowing its customers access to many connectivity options at superior service levels and pricing.

                  e-Port(TM) technology is anticipated to be available in three primary configurations. By offering these options, the Company believes that it would provide a complete set of solutions and applications to solve the needs of customers and industries from the smallest to the largest, and most demanding.

     o e-Port(TM) - Audit. The audit only e-Port(TM) is an embedded device that is integrated with existing copiers, vending machines or other 'host' equipment. The auditing feature captures supply chain data (units sold, what sold, price of units sold, etc.) and other machine information. It will send the information back to either a customer's network or to the USA network for reporting.

     o e-Port(TM) - Audit/Credit. The Audit/Credit version of the e-Port(TM) is an embedded device that, in addition to gathering information about the sales and operation in the host equipment (the auditing portion) also allows a user to use a credit card or other cashless method to make a purchase. It will work with cash and credit as well as credit only. This version will allow a user to make multiple purchases with one credit card transaction. This unit relays both the credit and cash sales information back to a network along with the other audit information.

     o e-Port(TM) - Audit/Credit/Interactive. The Audit/Credit/ Interactive version of e-Port(TM) is also known as the media capable e-Port and is currently being engineered by the Company. It would allow a user to take advantage of the benefits that network control and remote monitoring provide, the increased sales opportunity that the credit cards provides and the potential for revenue generation that the LCD screen with its interactive ad could possibly provide.

                  Our customers' terminals are currently networked together using USALive(TM) - a network service that enables terminal users to easily access basic audit information, conduct unattended credit card transactions, turnkey banking, and micropayments. The Company together with IBM Global Services is currently developing an enhanced network which should provide interactive media and advertising at point of sale. The Company anticipates that an additional $1.6 million will be incurred in this regard in the first half of fiscal 2002.

         The second component involves financial services and auditing. This capability provides users with auditing capability as well as turnkey credit card and banking capability.

o USA utilizes a patented method of batch processing in order to conduct affordable credit card transactions of as little as $1.00.

o USA provides users of the e-Port(TM) and TransAct(TM) with the ability to instantly accept credit cards in an unattended location.

o USA acts as a 'super merchant' for its customers - thereby helping them to avoid getting certified with credit card processors to do unattended transactions.

o USA provides all the refunds, payments, and reporting of the credit card transactions.

o The auditing capability of the network provides customers with detailed information on location or host equipment operation, sales, security, etc.

         The third component would involve serving targeted, interactive ads to our proposed media capable e-Ports. In addition to being able to provide highly targeted ads, it would possibly serve these ads to a more captive audience than is possible with traditional web based advertising. The targeting of media via the Company's proposed network may be possible because the data base would be constantly updated concerning information about each e-Port(TM): state, city, zip code, make up of users from standpoint of: income, vocation, location of the machine (school, mall, convention center, movie theater, super market, etc.) A potential advertiser could possibly select the group they want to target to advertise to and the USA Ad Serving network could possibly send the ads to the targeted e-Ports.

         The Company has been designated as an authorized equipment reseller by International Business Machines Corporation and Hewlett-Packard. The Company believes that it benefits from the association of its control systems with the well-known brands of business equipment manufactured by these companies.

         On September 24, 1997, the Company entered into a Joint Venture Agreement ("JV") with Mail Boxes Etc. ("MBE"), in order to sell automated, credit card activated business centers under the name MBE(TM) Business Express(R). The JV was terminated in May 1999, but the Company continues to service all MBE(TM) Business Express(R) field installations.

         For the years ended June 30, 2001 and 2000, the Company has expensed approximately $1,260,000 and $554,000, respectively for the development of its proprietary technology. These amounts include the expense of outside consultants and contractors as well as compensation paid to certain of the Company's employees and is reflected in compensation and general and administrative expense in the accompanying financial statements. In addition, the Company has capitalized approximately $3.1 million since May, 2000 for the services of IBM, to program the enhanced version of the Company's proprietary "USAlive" network. See Note 2 to the Financial Statements.

         As of June 30, 2001, the Company had a total installed base of 1,400 control systems, distributed as follows: 1,066 Business Express(R) or MBE Business Express(R) control systems, 170 Business Express(R) Limited Service
(LSS) control systems, 23 Copy Express(TM) control systems, 10 Debit Express(TM) control systems, 6 Fax/Printer Express(TM) control systems, 3 Public PC(R) control systems and 122 standalone TransAct(R) control systems located at various hotels and libraries throughout the United States and Canada. In addition, there were 74 non-media e-Port(TM) control systems located at vending locations in the United States. Through June 30, 2001 total license and transaction fee revenues received by the Company from these systems, although growing, has not been sufficient to cover operating expenses.


Industry Trends

         USA Technologies believes it has positioned itself to claim a piece of three important market spaces within the new Internet economy: interactive advertising, electronic commerce and pervasive computing. USA Technologies intends to continue to leverage its proprietary technologies, e-Port(TM) and TransAct(TM) payment systems, which put credit card activated goods and services, e-business and e-commerce at 'arms reach' of consumers. The Company will attempt to take advantage of four powerful trends:

1. Growth in credit card/cashless transactions
- Transaction volume nearly quadrupled from 1990 to 2000
- 1.3 billion credit cards in circulation
- $2.24 trillion in purchase volume in 2000
- $3.17 trillion in total volume* in 2000
- Preferred method of payment for US consumers

This important trend is driving impressive growth in purchases of credit card devices, as well as the network services that support use of those terminals (e.g., credit card processing). Source: The Nilson Report.

(*Total volume includes purchases of goods and services, cash advances/withdrawals, and commercial funds transfers from business in China.)

2. Growth in cashless micropayments
Visa estimates that in the United States cash transactions below $10 total nearly $400 billion annually - an attractive market which is virtually untouched by credit cards. Furthermore research firm Ovum predicts that wireless micropayments - transactions of less than $10 - will total $200 billion worldwide by 2005.

3. Emergence of pervasive computing/'Internet Everywhere' appliances (source, IDC).
Growth in pervasive computing devices is expected to fuel unprecedented growth of Internet/e-Commerce. These intelligent or 'smart' devices (e.g. vending machines, personal digital assistants, credit card readers etc.) are embedded with microprocessors that allow users to gain direct, simple and secure access to relevant information and services via the Internet without the need for a PC.

It is projected that two billion people will be accessing the web with 'non-PC' Internet appliances which are simple to use and less costly than a conventional PC (e.g. digital assistants, intelligent cell phones, game devices). Billions of vending machines, television set top boxes, automobiles, telephones and payment devices of all types are anticipated to be embedded with computational ability and connected to the Internet.

4.  Growth in interactive advertising

Interactive advertising is expected to grow from an annual $2 billion industry in 1999 to over $12 Billion by 2003 (source: Forester and IAB Internet Ad Revenue Report).

5.  Growth in electronic commerce.

By the year 2003, it is projected by IDC that 500 million Internet users will be accessing information and conducting commerce over the net (versus 160 million users in 1998). This increased use would amount to two new users per second. As a consequence, consumer e-commerce will hit nearly $200 billion annually by 2004.

Credit Card Processing

              Each of the Company's credit card activated control systems records and transmits all transaction data to the Company, and the Company then forwards such data to the credit card processor. After receiving transaction information from the Company, the credit card processor electronically transfers the funds (less the credit card processor's charge) to the Company. The Company then forwards to the location its share of the funds.

              The Company and each location have agreed on a percentage split of the gross proceeds from the Company's device. The credit card processor's fees and cost to forward the location's share of the gross proceeds are all paid for out of the Company's portion of the gross revenue.

              The Company currently retains a portion of the gross revenues from each control system. If the Company has sold the equipment to the location, the portion retained is generally 5% of the gross revenues. In cases where the Company continues to own the equipment, the portion retained can be as high as 90% of gross revenues. In addition the Company charges a fixed monthly management fee which is generally $20-$25 per control system for existing hospitality locations.

Product Lines

The Business Express(R)

              The hotel/motel hospitality industry has become more competitive as chains increase efforts to attract the most profitable customer: the business traveler or conference attendee, who accounts for the majority of hotel occupancy, stays longer and spends more per visit than the leisure traveler. For these reasons, hotels have become very responsive to the needs of the business traveler. The Business Express(R) enables a hotel to address some of these needs, while offering the possibility of generating incremental revenue.

              The Business Express(R) utilizes the Company's existing applications for computers, copiers, and facsimile equipment, and combines them into a branded product. The Business Express(R) bundles the Public PC(R) unit, the Copy Express(TM) unit, and the Fax Express(TM) unit, into a functional kiosk type workstation. All devices are credit card activated, therefore eliminating the need for an attendant normally required to provide such services.

The MBE(TM) Business Express(R)

      The MBE(TM) Business Express(R) bundles together the same components as the Business Express(R): Public PC(R), Copy Express(TM), and Fax Express(TM), but under the MBE brand name. In addition, the MBE(TM) Business Express(R) includes a dial-through service to a nearby MBE store making available the products and services of the store. The Company terminated the Joint Venture in May 1999.

The Copy Express(TM)

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

The Public PC(R)

      The Public PC(R) enables the public to utilize functions of a personal computer on an "as-needed" basis in the public domain. Our system controls access to the computer and charges for time in use, printed output, and any modem activity.

TransAct(R) as a Stand Alone Product

         USA Technologies produced and patented TransAct(R), a cashless transaction terminal that enables secure, low cost credit transactions to take place. As the nerve center for USA's Business Express(R) product line, TransAct(R) currently enables all business center locations to provide 24/7 business center accessibility, secure transaction settlements and voice and display instructions for users. TransAct(R) works effectively to transform a la carte office components into automated, credit card-operated, revenue centers.

              To penetrate effectively the "pay as you go" business service markets within the retail, university, transportation and apartment communities, three standardized TransAct(R) packages have been developed, priced and launched to office component dealers who already service these markets. The Company anticipates that the development of a dealer channel to sell TransAct(R) units will increase licensing and usage revenue streams.

The e-Port(TM)

         The e-Port(TM) has two basic versions, both of which contain all the functionality of the current TransAct(R) terminal for credit card processing, control and data management. The non-media version of the e-Port is a device that is integrated with copiers, vending machines or other host equipment that gathers information about sales and operations of the host equipment and also allows a consumer to use a credit card to make a purchase. The media capable version which is currently being engineered would offer, in addition, capability for public access electronic commerce and advertising using the Internet. With the media capable e-Port(TM), the Company believes it has positioned itself to claim a piece of two important market spaces within the new "Internet" economy - electronic commerce and pervasive computing. This version would enable e-commerce to be transacted away from the computer and would offer Internet merchants an extension of their business without brick and mortar outlays. It could be considered a low cost "physical" location for "virtual" merchants. The media capable e-Port(TM) would possibly give consumers the opportunity to engage in interactive advertising and e-commerce while making routine purchases at millions of points of sale - including our Business Express(R) locations, vending machines, and convenience stores.

Marketing

         As of June 30, 2001, the Company was marketing its products through its full time staff consisting of six salespeople. The company is primarily focused on the vending, hospitality and office equipment industries, but has expanded product distribution into new industries, including transportation, laundry and multi-housing.

         In the vending industry, the non-media e-Port product line is now commercialized and being used by vending operators and soft drink bottlers in the USA and Canada. In April 2001, the Company formed a business alliance with Marconi, who holds the global agreement with the Coca-Cola Company for intelligent vending. The Company continues to work with the top vending machine manufacturers, including Automatic Products, AMS, U-Select-It, Rowe International, Vendtronics, Vendo, Royal and Dixie Narco; expand its authorized resellers, including Betson Enterprises, State Sales & Service and Weymouth Distributing; and intends to implement the non-media version of the e-Port with major national vending operators.

         As for the hospitality industry, Business Express continues to be one of the premier solutions for automated business centers. The Company has relationships with the two most recognized global hotel chains, Marriott and Hilton Hotels and two of the largest hotel management companies in the USA, MeriStar Hotels and Prime Hospitality.

         In the office equipment industry, the Company continues to work with Xerox, its largest authorized reseller on new distribution opportunities. In addition to Xerox, the Company has added a major new reseller in Canada, Global Technologies, which has increased the distribution of our TransAct products.

Procurement

                  The Company's media capable e-Port(TM) is currently being engineered to be internet and media capable and easily mass producible, by an independent contract manufacturer, RadiSys. The Company believes that work is nearing completion and test units have been received. Product orders to RadiSys are governed by the Design and Manufacturing Agreement signed in June, 2000.

              In March, 2001, a manufacturing agreement between the Company and Masterwork Electronics was signed, to provide the Company with manufacturing capability for the non-media version of e-Port(TM). In April, 2001 the Company placed an order with Masterwork for 500 non-media units. In August, 2001, 100 were received, with the remainder due in September 2001 and November 2001.

              The Company anticipates obtaining the other components of its business center (computers, printers, fax and copy machines) through CompuCom, a distributor of IBM products, Hewlett Packard, and copier and fax manufacturers. Orders are regularly placed for quantities required for expected orders several months in advance.

Competition

    There are currently other businesses offering or announcing unattended, credit card activated control systems for use in connection with copiers, printers, personal computers, fax machines, Internet and e-mail access, vending, retail point of sale, and debit card purchase/revalue stations. In addition, the businesses which have developed unattended, credit card activated control systems currently in use in connection with gasoline dispensing, public telephones, prepaid telephone cards, ticket dispensing machines, vending machines, or facsimile machines, are capable of developing products or utilizing their existing products in direct competition with the Company. Many of these businesses are well established, have substantially greater resources than the Company and have established reputations for success in the development, sale and service of high quality products. The Company is aware of businesses that have developed an unattended, credit card activated control system to be used in connection with vending machines. Any such increased competition may result in reduced sales and/or lower percentages of gross revenues being retained by the Company in connection with its licensing arrangements, or otherwise may reduce potential profits or result in a loss of some or all of its customer base. The Company is also aware of several businesses that make available use of the Internet and use of personal computers to hotel guests in their hotel rooms. Such services might compete with the Company's Business Express(R), and the locations may not order the Business Express(R), or if ordered, the hotel guest may not use it. The Company is aware that credit card activated personal computer kiosks have been developed and are in the marketplace.

Patents, Trademarks and Proprietary Information

      The Company received federal registration approval of its trademarks Business Express(R), C3X(R), TransAct(R), and Public PC(R), and has applied for federal registration of its trademarks Copy Express(TM) and e-Port(TM).

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

      To date, twelve United States patents have been issued to the Company:
U.S. Patent No. 5,619,024 entitled "Credit Card and Bank Issued Debit Card Operating System and Method for Controlling and Monitoring Access of Computer and Copy Equipment", U.S. Patent No. 5,637,845 entitled "Credit and Bank Issued Debit Card Operating System and Method for Controlling a Prepaid Card Encoding/Dispensing Machine", U.S. Patent No. D423,474 entitled "Dataport", U.S. Patent No. D415,742 entitled "Laptop Dataport Enclosure", U.S. Patent No. D418,878 entitled "Sign Holder", U.S. Patent No. 6,056,194 entitled "System and Method for Networking and Controlling Vending Machines", U.S. Patent No. D428,047 entitled "Electronic Commerce Terminal Enclosure"; U.S. Patent No. D428,444 entitled "Electronic Commerce Terminal Enclosure for a Vending Machine"; U.S. Patent No. 6,119,934 entitled "Credit Card, Smart Card and Bank Issued Debit Card Operated System and Method for Processing Electronic Transactions." U.S. Patent No. 6,152,365 entitled "Credit and Bank Issued Debit Card Operated System and Method for Controlling a Vending Machine"; U.S. Patent No. D437,890 entitled "Electronic Commerce Terminal Enclosure with a Hooked Fastening Edge for a Vending Machine". Two foreign patents have been granted to the Company, Canadian Patent No. D87998 entitled "Sign Holder" and Canadian Patent No. D91645 entitled "Laptop Data Port Enclosure".

              As of June 30, 2001, the Company has 37 pending U.S. patent applications and 16 pending foreign patent applications.

Employees

              As of June 30, 2001, the Company had twenty-eight full time employees.

Item 2.  Properties

      The Company leases its principal executive offices, consisting of approximately 10,000 square feet, at 200 Plant Avenue, Wayne, Pennsylvania for a monthly rental of $12,705 plus utilities and operating expenses. The lease expires on June 30, 2002.

Item 3.  Legal Proceedings

         On June 28, 2001 the Company and Mail Boxes Etc. USA, Inc. settled the litigation between them which had been pending in the United States District Court of the Southern District of California. The settlement agreement provides that the entire litigation will be dismissed with prejudice.

         MBE and the Company had formed a joint venture which sold unattended business centers to the hospitality industry. As part of the settlement, MBE has assigned to the Company all of MBE's rights in the joint venture as well as to all agreements entered into by the joint venture. MBE has also made a payment in an amount of not more than $356,000 to those MBE franchisees who had purchased or leased the business centers.

         As of March 31, 2001, the joint venture had an account payable to MBE in the amount of $207,662. This account payable represented MBE's portion of monies which had actually been received by the joint venture but which had not yet been paid to MBE. In full payment of this account payable, and as part of the settlement, the Company released to MBE the amount of $160,000.

Item 4.  Submission of Matters to a Vote of Security Holders

      (a) The Annual Meeting of Shareholders was held on June 7, 2001.
      (b) Election of Directors

         Each of the following individuals was elected as a director at the Annual Meeting. The number of votes cast with respect to the election of the directors was as follows:

                                                     For             Withhold
                                                     ---             --------
              George R. Jensen, Jr.              13,242,353           178,575
              Stephen P. Herbert                 13,242,353           178,575
              Steven Katz                        13,234,451           186,477
              William W. Sellers                 13,242,353           178,575
              Henry B. duPont Smith              13,241,353           179,575
              William L. Van Alen, Jr.           13,242,353           178,575
              Douglas M. Lurio                   13,242,353           178,575
              Edwin R. Boynton                   13,242,353           178,575


          (c) In addition to the election of directors, the following other matter was also voted on and approved at the Annual Meeting:

                             Ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for its 2001 fiscal year.

                                          Affirmative Votes         13,317,790
                                          Negative Votes                28,888
                                          Abstaining Votes              74,250

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

          The Common Stock is currently traded on the OTC Electronic Bulletin Board under the symbol USTT.

         The high and low bid prices on the OTC Electronic Bulletin Board for the Common Stock were as follows:


Fiscal
------

2000                                              High            Low
----                                              ----            ---
First Quarter (through September 30, 1999)        $ 2.94          $1.63
Second Quarter (through December 31, 1999)        $ 6.56          $1.63
Third Quarter (through March 31, 2000)            $ 4.50          $2.19
Fourth Quarter (through June 30, 2000)            $ 3.38          $1.31

2001
----
First Quarter (through September 30, 2000)        $ 1.75          $0.91
Second Quarter (through December 31, 2000)        $ 1.78          $0.66
Third Quarter (through March 31, 2001)            $ 1.78          $0.88
Fourth Quarter (through June 30, 2001)            $ 1.28          $0.74


         Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         At June 30, 2001, there are 4,886,667 shares of Common Stock issuable upon exercise of outstanding options. Of the 4,886,667 options, 5,000 are exercisable at $.50 per share, 735,000 are exercisable at $1.00 per share, 3,000,000 are exercisable at $1.25 per share, 310,000 are exercisable at $1.50 per share, 656,167 are exercisable at $2.00 per share, 84,000 are exercisable at $2.50 per share, 81,500 are exercisable at $4.50 per share, and 15,000 are exercisable at $5.00 per share. Subsequent to year end, 3,000,000 of the outstanding options expired unexercised. The Company has registered for resale under the 1933 Act all of the Common Stock underlying the options. All of the aforesaid options have been issued by the Company to employees, Directors, officers and consultants.

         As of June 30, 2001, the following Warrants were outstanding:

                  4,000 1996-B Warrants;
                  1,500 1997 Warrants;
                  2,500 1998-A Warrants;
                  5,000 1998-B Warrants;
                  200,400 consultant warrants;
                  1,580,828 Swartz Private Equity, LLC warrants;
                  1,000,000 Automated Merchandising Systems, Inc. warrants; 5,338,800 2001-B Warrants; and
                  100,000 GEMA Warrants.

                  As of June 30, 2001, the Company has registered for resale under the 1933 Act all of the Common Stock underlying these warrants (other than those underlying the GEMA Warrants and 2001-B Warrants).

                  As of June 30, 2001, there are $5,896,500 face value of Senior Notes Outstanding which are convertible into 4,621,200 shares of Common Stock, of these, $5,656,500 are due December 31, 2003, with the remainder due December 31, 2001.

                  On June 30, 2001 there were 1,167 record holders of the Common Stock and 596 record holders of the Preferred Stock.

      The holders of the Common Stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company's securities. No dividend may be paid on the Common Stock until all accumulated and unpaid dividends on the Preferred Stock have been paid. As of June 30, 2001, such accumulated unpaid dividends amount to $4,621,150 and an additional $413,219 of dividends accrued on August 1, 2001.

                  During fiscal year 2001, certain holders of the Company's Preferred Stock converted 11,160 shares into 11,160 shares of Common Stock. Certain of these shareholders also converted cumulative preferred dividends of $87,030 into 8,703 shares of Common Stock.

         As of June 30, 2001, there were 555,284 shares of Common Stock issuable upon conversion of the outstanding Preferred Stock and 462,115 shares issuable upon the conversion of cumulative Preferred Dividends, which when and if issued would be freely tradeable under the Act.

         Subsequent to June 30, 2001 and through September 28, 2001, the following equity activity occurred:

         On September 14, 2001, the Company completed the 2001-B Private Placement. An additional $2,116,054 has been received in cash from July 1, 2001 through September 28, 2001 related to this Private Placement

         Subsequent to June 30, 2001, the Company executed a Securities Purchase Agreement with a private placement investment company for the purchase of $225,000 of Convertible Debentures bearing 9 3/4 percent interest with a maturity date of August 3, 2003. Interest is payable by the Company monthly in arrears. The Debenture is convertible at any time after the earlier of the effectiveness of the registration statement or 90 days following issuance, at the lower of $1.00 per share or 80% of the lowest closing bid price of the Common Stock during the 30 days preceding exercise. As of September 20, 2001, the Company has received $100,000 with the remainder to be received when the Company completes the registration of the conversion shares. In July 2001, the investment company also paid gross proceeds of $50,000 to the Company to secure the right to exercise up to 500,000 warrants for a one year period commencing on the date on which the Registration Statement is first declared effective. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Certain holders of the Company's Preferred Stock converted 4,325 shares into 4,325 shares of Common Stock; certain of these shareholders also converted cumulative preferred dividends of $38,920 into 3,892 shares of Common Stock.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         This Form 10-KSB contains certain forward looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," "expects," "anticipates," or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company's actual results to differ materially from those projected, include, for example

(i) the ability of the Company to generate sufficient sales to generate operating profits, or to sell products at a profit, (ii) the ability of the Company to raise funds in the future through sales of securities, (iii) whether the Company is able to enter into binding agreements with third parties to assist in product or network development, (iv) the ability of the Company to commercialize its developmental products, including the media capable version of the e-Port, or if actually commercialized, to obtain commercial acceptance thereof, (v) the ability of the Company to compete with its competitors to obtain market share, or (vi) the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations or to fund development and marketing of its products. Although the Company believes that the forward looking statements contained herein are reasonable, it can give no assurance that the Company's expectations will be met.

Introduction

         The Company had a net loss during the years ended June 30, 2001 and 2000 of $10,956,244 and $8,404,481, respectively, and anticipates incurring operating losses through fiscal 2002.

Results of Operations

Fiscal year ended June 30, 2001:

         For the fiscal year ended June 30, 2001, the Company had a net loss of $10,956,244. The loss applicable to common shares of $11,792,785 or $.70 loss per common share (basic and diluted) was derived by adding the $10,956,244 net loss, the $836,541 of cumulative preferred dividends, and dividing by the weighted average shares outstanding of 16,731,999.

         Revenues for the fiscal year ended June 30, 2001 were $1,451,002, a decrease of $603,339 or 29% from the prior year, primarily due to a decrease of $745,000 or 55% in equipment and installation sales of our higher priced Business Express(R) or MBE Business Express(R) and Business Express(R) Limited Service Series (LSS). Offsetting this decrease were increases in the sale of the Company's standalone TransAct(R) control system of $129,000 or 462% and the initial sales of the non-media e-Port(TM) control system of $19,000 or 100%.

         Operating expenses for the fiscal year ended June 30, 2001 were $9,620,675, representing a $746,333 or 8% increase over the prior year. The primary contributors to these increases were compensation expense and general and administrative expense offset by reductions in cost of sales, as detailed below.

         Cost of sales decreased by $442,555 from the prior year, primarily reflecting the decrease in the Business Express(R) or MBE Business Express(TM) and Business Express(R) LSS centers sold. General and administrative expenses of $5,628,014 increased by $626,182 or 13%. This increase was due to increased product development costs of $450,000, public relations expenses of $188,000, license expense for DoubleClick Adserver software of $120,000, market research expenses of $88,000, trade show and related travel expenses of $74,000, offset by a decrease in legal expenses of $238,000, primarily associated with the MBE litigation which has been settled in fiscal year 2001.

         Compensation expense was $2,966,776, an increase of $463,611 or 19% from the previous year. The increase was due to an increase in executive bonus expense of $234,000 or 66%, of which $201,000 of this increase was non-cash. Additional increases in salaries and related employee benefits of $169,000 or 9%, are due to increased personnel activities in all areas of the Company and an increase of $51,000 in the matching 401K Company contributions instituted in July 2000.

         Depreciation expense of $209,646 increased by $99,095, which is directly attributable to the increased depreciable asset base.

         Other income and expense decreased by $481,909, primarily as a result of the extension of the amortization period of the debt discount due to the exchange of certain 1999 Senior Notes into 2000 Senior Notes, which is a non-cash expense.

         In November 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) required companies to adopt a new methodology for computing the beneficial conversion feature of convertible securities, which is to be applied retroactively for commitments entered into on or after May 20, 1999. Accordingly, a one-time, non-cash charge of $821,000 has been recorded for the cumulative effect of accounting change as required under the guidance provided by the EITF.

         The exchange of the 1999 Senior Notes to the 2000 Senior Notes was determined to be a substantial modification of the terms of the original debt instrument and, accordingly, the Company wrote-off the unamortized debt discount and other issuance costs associated with the exchange of the 1999 Senior Notes in the amount of $863,000. Such amount has been reported as a non-cash extraordinary item in the fiscal year 2001 statement of operations.

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

         Cost of sales decreased by $1,704,128 from the prior year, primarily reflecting the decrease in the Business Express(R) or MBE Business Express(R) centers sold. General and administrative expenses of $5,001,832 increased by $2,314,088 or 86%. This increase is primarily due to legal expenses associated with the pending MBE litigation, which amounted to approximately $1,600,000 an increase of $1,000,000 over the prior year. All but approximately $150,000 of these expenses were non-cash as the legal counsel was paid for services by the issuance of the Company's common stock. Other general and administrative expenses increased by approximately $1,300,000. Components of this increase include an increase in research and development costs of $356,280, increases in outside marketing and operational services of $654,381, increased charges for consulting and professional fees of $300,436 primarily to fund public relations, increases in costs related to the rental and maintenance of the company's corporate office of $98,496 and one time expenses for relocation of personnel of $55,418. Offsetting these increases was a decrease in trade show costs of $26,630, or 37%.

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

Plan of Operations

         As of June 30, 2001, the Company had a total of 1,474 credit card activated control systems installed in the field as follows: Business Express(R) or MBE Business Express(R) 1,066, Business Express(R) Limited Service (LSS) 170, Copy Express(TM) 23, Debit Express(TM) 10, Public PC(R) 3, Fax/Printer Express(TM) 6, standalone TransAct(TM) 122 and non-media e-Port(TM) 74. Through June 30, 2001 total license and transaction fees earned by the Company from these systems were $647,317, an increase of $6,976 or 1% over the prior year.

         During the past year the Company has focused on presenting the multiple capabilities of its new e-port(TM) by developing several product lines of e-Port(TM). The "audit plus credit" version contains all the functionality of the current TransAct(TM) terminal for credit card processing, control and data management, plus the added ability to audit vending product usage and vending machine status. Through August, 2001, over 100 pre-production units have been distributed to test sites, distributors and operators. Some minor refinements are being worked on, and limited production quantities are scheduled for delivery in late September and November 2001.

         The Company believes that the media capable version of e-Port(TM) is nearing completion. This proposed product would offer capability for public access electronic commerce and advertising using the Internet, in addition to the capabilities of the audit plus credit version. For this web enabled version, the Company is working with RadiSys, a contract manufacturer providing value added design, development, fulfillment and product warranty services. The Company anticipates that limited quantities of this Internet ready e-Port(TM) may be delivered during the second quarter of fiscal year 2002.


         Concurrent with the above developments to the e-Port(TM) product line, IBM is working with the Company to develop an internet capable version of the existing network, which is designed to support transaction processing, advertising and e-commerce on a worldwide basis with enhanced security features. Expenditures have been made to recode our existing system in an internet friendly programming language and to use a more appropriate operating system.

         In June, 2001, the Company and IBM signed an Agreement which establishes the basis for a strategic alliance between the two companies. The two companies will combine their respective products and capabilities to target sales to the intelligent vending, retail point of sale, and networked home applications markets. Cooperation is currently underway to identify customers, trade shows, and marketing avenues.

         The Company has also been cultivating relationships in the vending marketplace. Coca Cola has contracted with Marconi Online Systems, Inc., a subsidiary of Marconi plc, a British telecommunications company, to provide "intelligent vending" solutions for portions of its vending machines. Through our Company's business alliance with Marconi, executed in April of 2001, our e-Port(TM) and associated network could be used in connection with Marconi's fulfillment of the Coca Cola contract. Other major soda vending players are also being cultivated, including most of the manufacturers of vending machines and electronic components, vending product manufacturers and distributors, and large operators of major vending franchise routes. Vending companies who deal with other vended products are also being contacted, including those who vend prepaid phone cards and hot meals.

         Additional plans for the coming fiscal year include further activity in the advertising and media arenas and development of strategic partnering relationships. Recently, the Company has signed a contract with United Taxi Alliance of New York, Inc., a newly formed New York non-profit corporation, to sell media capable e-Ports to UTA over a three year period.

Liquidity and Capital Resources

         During the fiscal year ended June 30, 2001, the Company completed several financing transactions. Net proceeds of $2,722,536 were realized from private placement offerings of Common Stock and $2,112,100 was realized from the exercise of Common Stock Purchase Warrants. As of June 30, 2001, the Company had a working capital deficit of $2,390,543, which included cash and cash equivalents of $817,570 and inventory of $560,410.

         During the fiscal year ended June 30, 2001, net cash of $3,568,924 was used by operating activities, primarily due to the net loss of $10,956,244, offset by a non-cash charge of $974,222 for Common Stock, options and warrants issued for services and interest in lieu of cash payments, and $764,736 of non-cash amortization of the debt discount relating to the Senior Notes. During the fiscal year ended June 30, 2001, net cash used in investing activities was $3,318,466, principally due to the increase in software development costs of $2,938,111 relating to the e-Port(TM). The net cash provided by financing activities of $5,845,600 was attributable primarily to net proceeds generated from the issuance of Common Stock through private placements and exercise of Common Stock Purchase Warrants described in the prior paragraph and $1,174,818 of net proceeds generated through the issuance of 2000 Senior Notes.

         During fiscal 2002, the Company anticipates additional capitalization of approximately $1.6 million for software development on its network.

         During fiscal year 2001 and through September 2001, the Company sold a total of 746.88 Units in a private placement offering at a price of $6,000 per unit. Each unit consisted of 10,000 shares of Common Stock and warrants to purchase up to 20,000 shares of Common Stock at $.50 per share. One-half of the warrants are exercisable on or before December 31, 2001 and the balance are exercisable on or before June 30, 2002. Of the units sold, 618.0 were for cash and 128.88 were issued in exchange for services rendered to the Company. Of the units sold, 479.94 were sold subsequent to June 30, 2001.

         During July 2001, the Company issued to La Jolla Cove Investors, Inc. a warrant to purchase up to 500,000 shares of Common Stock. The warrant can be exercised at any time in whole or in part within one year following the effectiveness of the registration statement covering the resale of the shares issuable upon exercise of the warrant. The exercise price of the warrant is the lower of $1.00 or 80% of the lowest closing bid price of the Common Stock during the 20 trading days prior to exercise. The Company has agreed to prepare and file at its cost and expense a registration statement covering the resale by La Jolla of the shares underlying the warrant. At the time of the issuance of the warrant, La Jolla paid to the Company a non-refundable fee of $50,000 to be credited towards the exercise price under the warrant. A broker-dealer received a commission of $3,500 in connection with this warrant.

         During August 2001, the Company issued to La Jolla a $225,000 Convertible Debenture bearing 9 3/4 percent interest with a maturity date of August 2, 2003. Interest is payable by the Company monthly in arrears. The Debenture is convertible at any time after the earlier of the effectiveness of the registration statement referred to below or 90 days following issuance at the lower of $1.00 per share or 80% of the lowest closing bid price of the Common Stock during the 20 days preceding exercise. If on the date of conversion the closing bid price of the shares is $.40 or below, the Company shall have the right to prepay the portion being converted at 150% of the principal amount being converted. In such event, La Jolla shall have the right to withdraw its conversion notice. At the time of conversion of the Debenture, the Company has agreed to issue to La Jolla warrants to purchase an amount of Common Stock equal to ten times the number of shares actually issued upon conversion of the Debenture. The warrants are exercisable at any time for two years following issuance and at the related conversion price of the Debenture. The Company has agreed to prepare and file at its expense a registration statement covering the resale of the shares of Common Stock underlying the Debenture as well as the related warrants issuable upon conversion of the Debenture. La Jolla paid to the Company the sum of $100,000 at the time of the issuance of the Debenture and has agreed to pay $125,000 at the time of the effective date of the registration statement.

         In August 2001, the Company issued a warrant to a consultant, to purchase up to 150,000 shares of Common Stock at $.70 per share. The warrant is exercisable at any time prior to two years following issuance. The Company has agreed to prepare and file at its expense a registration statement covering the resale of the shares of Common Stock underlying the warrant.

         In September 2001, the Company commenced a private placement offering of up to 2,000,000 shares of Common Stock at $.50 per share. The offering is exempt from the registration requirements of the Act pursuant to Section 4(2) and Rule 506 thereunder and is being offered and sold only to accredited investors. For each share purchased, the investor shall also receive a warrant to purchase one share of Common Stock at $.50 per share at any time prior to March 31, 2002. The Company has agreed to prepare and file at its expense a registration statement covering the resale of the shares of Common Stock and the shares of Common Stock underlying the warrants. To date, $260,000 has been deposited and subscription agreements for $591,143 have been received.

         In September 2001, the Company (i) extended the expiration date of the warrants to purchase up to 1,000,000 shares issued to a consultant from August 31, 2001 until October 31, 2001; (ii) issued 200,000 options to an employee, and 100,000 options to each of two consultants. The options are fully vested and are exercisable at $.70 per share at any time prior to June 30, 2003; and (iii) reduced the purchase price for the shares of Common Stock which can be purchased with the quarterly interest payments made on the Senior Notes from $1.00 to $.50 for the quarters ending September 30, 2001 and December 31, 2001. In June 2001, the Company reduced the purchase price for the Common Stock from $1.00 to $.80 for the interest payment due for the quarter ended June 30, 2001.

         To date, the Company has received nominal funds from Swartz Private Equity, LLC under its equity credit line with Swartz. The Company does not anticipate any significant use of the Swartz credit line in the future.

         The Company has incurred losses of $11.0 million and $8.4 million during each of the fiscal years ending June 30, 2001 and 2000, respectively, and an accumulated deficit from inception through June 30, 2001 amounting to $39.2 million and a shareholders deficit of $2.8 million. The Company anticipates that for the year ending June 30, 2002 there will be a negative cash flow from operations in excess of $3 million thus, the Company will require additional debt or equity financing which may not be readily available. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors have included an explanatory paragraph in their report on the Company's June 30, 2001 financial statements. The Company believes that the funds available at June 30, 2001 combined with events anticipated to occur including the anticipated revenues to be generated during fiscal year 2002, the potential capital to be raised from the exercise of the Common Stock Purchase Warrants, the funds anticipated to be received in future private placements, and the ability to reduce anticipated expenditures, if required, will allow the Company to continue as a going concern.

Commitments

         The Company leases approximately 10,000 square feet in Wayne, Pennsylvania for a monthly rental of $12,705 plus utilities and operating expenses. The lease expires on June 30, 2002.

         The Company has acquired inventory financing using IBM Global Financing. The debt to IBM is secured primarily by the inventory being financed and bears an annual interest rate of 10%, subject to adjustments if the outstanding balance is outstanding greater than 180 days. As of June 30, 2001, $45,785 of debt is outstanding under this arrangement.

                             USA Technologies, Inc.

                              Financial Statements

                       Years ended June 30, 2001 and 2000




                                    Contents


Report of Independent Auditors...............................................F-1

Financial Statements

Balance Sheets...............................................................F-2
Statements of Operations.....................................................F-3
Statements of Shareholders' Deficit..........................................F-4
Statements of Cash Flows.....................................................F-6
Notes to Financial Statements................................................F-7

                         Report of Independent Auditors

Board of Directors and Shareholders
USA Technologies, Inc.

We have audited the accompanying balance sheets of USA Technologies, Inc. as of June 30, 2001 and 2000, and the related statements of operations, shareholders' deficit, and cash flows for each of the two years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Technologies, Inc. at June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming USA Technologies, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has never been profitable and continues to incur losses from operations and anticipates that it will require additional debt or equity financing which may not be readily available. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, including software development costs, or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

                                                   /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
September 7, 2001, except for Note 14,
as to which the date is September 20, 2001

                             USA Technologies, Inc.

                                 Balance Sheets

                                                                                 June 30
                                                                         2001             2000
                                                                     -----------------------------
Assets
Current assets:
   Cash and cash equivalents                                         $    817,570     $  1,859,360
   Accounts receivable, less allowance for uncollectible
     accounts of $28,000 and $50,000 in 2001 and 2000,
     respectively                                                          64,752          603,171
   Inventory                                                              560,410          992,980
   Prepaid expenses and other current assets                              428,825          300,607
   Deposits                                                                     -          192,000
   Subscriptions receivable                                                29,000           12,199
                                                                     -----------------------------
Total current assets                                                    1,900,557        3,960,317

Property and equipment, net                                               761,324          384,847
Software development costs, at cost                                     3,087,415          149,304
Other assets                                                               31,765           14,740
                                                                     -----------------------------
Total assets                                                         $  5,781,061     $  4,509,208
                                                                     =============================

Liabilities and shareholders' deficit
Current liabilities:
   Accounts payable                                                  $  2,607,570     $  1,194,391
   Accrued expenses                                                     1,355,595          554,243
   Equipment line of credit                                                45,785          183,196
   Convertible Senior Notes                                               211,704                -
   Current obligations under capital leases                                70,446            9,493
                                                                     -----------------------------
Total current liabilities                                               4,291,100        1,941,323

Convertible Senior Notes, less current portion                          4,236,281        2,688,402
Obligations under capital leases, less current portion                     53,577           34,965
                                                                     -----------------------------
Total liabilities                                                       8,580,958        4,664,690

Shareholders' deficit:
   Preferred Stock, no par value:
     Authorized shares - 1,800,000
     Series A Convertible Preferred - Authorized shares -
       900,000
     Issued and outstanding shares - 555,284 and 566,444 at
       June 30, 2001 and 2000, respectively (liquidation
       preference of $10,173,990 at June 30, 2001)                      3,933,253        4,012,266
   Common Stock, no par value:
     Authorized shares - 62,000,000
     Issued and outstanding shares - 21,450,755 and
       13,375,291 at June 30, 2001 and 2000, respectively              32,977,922       24,204,050
   Deferred compensation and other                                       (502,000)        (206,000)
   Accumulated deficit                                                (39,209,072)     (28,165,798)
                                                                     -----------------------------
Total shareholders' deficit                                            (2,799,897)        (155,482)
                                                                     -----------------------------
Total liabilities and shareholders' deficit                          $  5,781,061     $  4,509,208
                                                                     =============================

See accompanying notes.

                             USA Technologies, Inc.

                            Statements of Operations

                                                                         Year ended June 30
                                                                           2001        2000
                                                                     ---------------------------
Revenues:
   Equipment sales                                                   $    803,685    $ 1,414,000
   License and transaction fees                                           647,317        640,341
                                                                     ---------------------------
Total revenues                                                          1,451,002      2,054,341

Operating expenses:
   Cost of sales                                                          816,239      1,258,794
   General and administrative                                           5,628,014      5,001,832
   Compensation                                                         2,966,776      2,503,165
   Depreciation                                                           209,646        110,551
                                                                     ---------------------------
Total operating expenses                                                9,620,675      8,874,342
                                                                     ---------------------------
                                                                       (8,169,673)    (6,820,001)
Other income (expense):
   Interest income                                                         60,034         91,054
   Interest expense:
     Coupon or stated rate                                               (587,769)      (598,239)
     Non-cash amortization of debt discount                              (764,736)    (1,011,874)
     Less: Amounts capitalized                                            230,000              -
                                                                     ---------------------------
   Total interest expense                                              (1,122,505)    (1,610,113)
   Other income (expense)                                                 (40,100)       (65,421)
                                                                     ---------------------------
Total other income (expense)                                           (1,102,571)    (1,584,480)
                                                                     ---------------------------
Loss before cumulative effect of accounting change and                 (9,272,244)    (8,404,481)
   extraordinary item
Cumulative effect of accounting change                                   (821,000)             -
                                                                     ---------------------------
Loss before extraordinary item                                        (10,093,244)    (8,404,481)
Extraordinary loss on exchange of debt                                   (863,000)             -
                                                                     ---------------------------
Net loss                                                              (10,956,244)    (8,404,481)
Cumulative preferred dividends                                           (836,541)      (930,078)
                                                                     ---------------------------
Loss applicable to common shares                                     $(11,792,785)   $(9,334,559)
                                                                     ===========================

Loss per common share (basic and diluted):
   Loss before cumulative effect of accounting change and
     extraordinary item                                              $      (0.60)   $     (0.92)
   Cumulative effect of accounting change                                   (0.05)             -
   Extraordinary loss on exchange of debt                                   (0.05)             -
                                                                     ---------------------------
Loss per common share (basic and diluted)                            $      (0.70)   $     (0.92)
                                                                     ===========================

Weighted average number of common shares outstanding (basic and
   diluted)                                                            16,731,999     10,135,905
                                                                     ===========================



See accompanying notes.

                             USA Technologies, Inc.

                       Statements of Shareholders' Deficit

                                  Series A
                                Convertible
                                 Preferred          Common         Deferred         Subscriptions      Accumulated
                                   Stock            Stock         Compensation       Receivable          Deficit           Total
                                ----------------------------------------------------------------------------------------------------
Balance, June 30, 1999            $4,537,128    $14,277,763       $       -         $  (83,983)        $(19,374,437)     $(643,529)
Issuance of 210,523 shares of
   Common Stock to employees
   as compensation                         -        505,746               -                  -                    -        505,746
Issuance of 578,000 shares of
   Common Stock in exchange
   for consulting services                 -      1,156,000               -                  -                    -      1,156,000
Conversion of 74,133 shares of
   Preferred Stock to 74,133
   shares of Common Stock           (524,862)       524,862               -                  -                    -              -
Conversion of $386,880 of
   cumulative preferred
   dividends into 38,688
   shares of Common Stock at
   $10.00 per share                        -        386,880               -                  -             (386,880)             -
Deferred compensation -
   employee stock awards -
   120,000 shares at $2.00 per
   share                                   -        240,000        (240,000)                 -                    -              -
Compensation expense related
   to deferred stock awards                -              -          34,000                  -                    -         34,000
Exercise of 911,600 Common
   Stock warrants at $.50 per
   share                                   -        455,800               -                  -                    -        455,800
Exercise of 252,750 Common
   Stock warrants at $1.00 per
   share                                   -        252,750               -                  -                    -        252,750
Exercise of 110,000 Consultant
   warrants at $2.00 per share             -        220,000               -                  -                    -        220,000
Exercise of 34,000 Common
   Stock warrants at $2.50 per
   share                                   -         85,000               -                  -                    -         85,000
Exercise of 10,000 Common
   Stock options at $1.50 per
   share                                   -         15,000               -                  -                    -         15,000
Exercise of 6,500 Common Stock
   options at $2.50 per share              -         16,250               -                  -                    -         16,250
Issuance of 250,000 Common
   Stock warrants in exchange
   for professional services               -         99,000               -                  -                    -         99,000
Issuance of 218,000 shares of
   Common Stock from the
   conversion of $545,000 of
   the 12% Senior Notes                    -        352,881               -                  -                    -        352,881
Issuance of 3,560,000 shares
   of Common Stock at $1.00
   per share in connection
   with the 1999-B Private
   Placement, net of offering
   costs of $96,058                        -      3,463,942               -                  -                    -      3,463,942
Issuance of 1,200,000 shares of
   Common Stock at $2.00 per
   share in connection with the
   2000-A Private Placement,
   net of offering costs of
   $222,647                                -      2,177,353               -                  -                    -      2,177,353
Reduction of 20,000 shares of
   Common Stock and 10,000
   warrants issued in connection
   with the cancellation of
   $50,000 Senior Notes issued
   in fiscal 1999                          -        (25,177)              -                  -                    -        (25,177)
Subscriptions receivable
   collected                               -              -               -             83,983                    -         83,983
Net loss                                   -              -               -                  -           (8,404,481)    (8,404,481)
                                ----------------------------------------------------------------------------------------------------
Balance, June 30, 2000             4,012,266     24,204,050        (206,000)                 -          (28,165,798)      (155,482)

                             USA Technologies, Inc.

                                         Series A
                                       Convertible                        Deferred
                                        Preferred          Common       Compensation    Accumulated
                                          Stock            Stock         and Other        Deficit          Total
                                       -----------------------------------------------------------------------------
Conversion of 11,160 shares of
   Preferred Stock to 11,160 shares
   of Common Stock                      $   (79,013)     $   79,013      $       -        $      -       $         -
Conversion of $87,030 of cumulative
   preferred dividends into 8,703
   shares of Common Stock at $10.00
   per share                                      -          87,030              -         (87,030)                -
Issuance of 418,250 shares of Common
   Stock to employees as compensation             -         474,995              -               -           474,995
Compensation expense related to
   deferred stock awards                          -               -        103,000               -           103,000
Issuance of 200,000 shares of Common
   Stock in exchange for consulting
   services                                       -         200,000              -               -           200,000
Exercise of 2,112,100 Common Stock
   warrants at $1.00 per share                    -       2,112,100              -               -         2,112,100
Issuance of 24,000 shares of Common
   Stock from the conversion of
   $35,000 Senior Notes                           -          28,024              -               -            28,024
Issuance of 895,000 shares of Common
   Stock at $1.00 per share in
   connection with the 2000-B Private
   Placement, net of offering costs
   of $117,849                                    -         777,151              -               -           777,151
Issuance of 450,000 shares of Common
   Stock at $1.00 per share in
   connection with the 2001-A Private
   Placement, net of offering costs
   of $22,500                                     -         427,500              -               -           427,500
Issuance of 2,669,400 shares of
   Common Stock at $0.60 per share in
   connection with the 2001-B Private
   Placement, net of offering costs
   of $54,755                                     -       1,546,885              -               -         1,546,885
Issuance of 1,136,300 shares of
   Common Stock in connection with
   the 2000 12% Convertible Senior
   Note Offering                                  -       1,215,843              -               -         1,215,843
Debt discount relating to beneficial
   conversion feature on the 2000 12%
   Convertible Notes                                        409,104                                          409,104
Issuance of 121,541 shares of Common
   Stock in lieu of cash payment for
   interest on the 2000 12%
   Convertible Senior Notes                       -         114,927              -               -           114,927
Issuance of options to distributor                          420,000       (420,000)
Expense associated with options
   issued to distributor                          -               -         21,000               -            21,000
Other                                             -          60,300              -               -            60,300
Issuance of 29,010 shares of Common
   Stock at $1.05 per share in
   connection with the $20 million
   equity line Investment Agreement,
   net of offering costs of $30,461               -               -              -               -                 -
Issuance of 1,580,828 Common Stock
   commitment warrants in connection
   with $20 million Equity Line
   Investment Agreement                           -               -              -               -                 -
The cumulative effect of accounting
   change related to the beneficial
   conversion feature associated with
   the 1999 Convertible Senior Notes              -         821,000              -               -           821,000
Net loss                                          -               -              -     (10,956,244)      (10,956,244)
                                       -----------------------------------------------------------------------------
Balance, June 30, 2001                 $  3,933,253   $ 32,977,922     $  (502,000)  $ (39,209,072)     $ (2,799,897)
                                       =============================================================================

See accompanying notes.

                             USA Technologies, Inc.

                            Statements of Cash Flows

                                                                                Year ended June 30
                                                                             2001               2000
                                                                         --------------------------------
Operating activities
Net loss                                                                 $ (10,956,244)     $  (8,404,481)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Cumulative effect of accounting change                                    821,000                  -
     Extraordinary loss on exchange of debt                                    863,000                  -
     Charges incurred in connection with stock awards and the
       issuance of Common Stock and Common Stock Purchase Warrants             859,295          1,696,846
     Depreciation                                                              209,646            110,551
     Interest amortization relating to Senior Notes                            764,736          1,011,874
     Interest expense on the 2000 Senior Notes paid through the
       issuance of Common Stock                                                114,927                  -
     Changes in operating assets and liabilities:
       Accounts receivable                                                     538,419           (241,708)
       Inventory                                                               345,009            131,642
       Prepaid expenses, deposits, and other assets                            356,757           (376,451)
       Accounts payable                                                      1,713,179            230,903
       Accrued expenses                                                        801,352            102,042
                                                                         --------------------------------
Net cash used in operating activities                                       (3,568,924)        (5,738,782)

Investing activities
Purchase of property and equipment                                            (380,355)          (173,532)
Increase in software development costs                                      (2,938,111)          (149,304)
                                                                         --------------------------------
Net cash used in investing activities                                       (3,318,466)          (322,836)

Financing activities
Net proceeds from the issuance of Common Stock and the exercise of
   Common Stock Purchase Warrants and Options                                4,834,636          6,686,095
Net repayment of equipment line of credit                                     (137,411)          (621,289)
Collection of subscriptions receivable                                          12,199            200,657
Repayment of principal on capital lease obligations                            (38,642)            (9,501)
Proceeds from issuance of the 2000 Senior Notes, net of issuance
   costs of $73,682                                                          1,174,818                  -
                                                                         --------------------------------
Net cash provided by financing activities                                    5,845,600          6,255,962
                                                                         --------------------------------

Net (decrease) increase in cash and cash equivalents                        (1,041,790)           194,344
Cash and cash equivalents at beginning of year                               1,859,360          1,665,016
                                                                         --------------------------------
Cash and cash equivalents at end of year                                 $     817,570      $   1,859,360
                                                                         ================================

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                                   $     472,842      $     593,472
                                                                         ================================
Issuance of New Senior Notes in exchange for services rendered           $     610,000      $           -
                                                                         ================================
Issuance of Common Stock options to distributor                          $     420,000      $           -
                                                                         ================================
Conversion of Convertible Preferred Stock to Common Stock                $      79,013      $     524,862
                                                                         ================================
Conversion of Cumulative Preferred Dividends to Common Stock             $      87,030      $     386,880
                                                                         ================================
Prepaid stock expenses through issuance of Common Stock                  $      42,000      $      77,900
                                                                         ================================
Subscriptions receivable                                                 $      29,000      $           -
                                                                         ================================
Conversion of Senior Notes to Common Stock                               $      28,024      $     352,881
                                                                         ================================
Transfer of inventory to property and equipment                          $      87,561      $     131,214
                                                                         ================================
Capital lease obligations incurred                                       $     118,207      $      26,982
                                                                         ================================
Cancellation of Senior Notes                                             $           -      $      50,000
                                                                         ================================
Property and equipment acquired with the issuance of
   Common Stock                                                          $           -      $      20,000
                                                                         ================================

See accompanying notes.

                             USA Technologies, Inc.

                          Notes to Financial Statements

                                  June 30, 2001

1. Business

USA Technologies, Inc., a Pennsylvania corporation (the "Company"), was incorporated on January 16, 1992. The Company is a provider and licensor of unattended, credit card activated control systems for the copy, fax, debit card, personal computer and vending industries. The Company's customers are principally located in the United States and are comprised of hotels, retail locations, university libraries and public libraries. The Company generates its revenues from the direct sale of its control systems and configured business equipment utilizing its control systems, from retaining a percentage of the gross licensing fees generated by the control systems, and from a monthly administrative service fee.

The Company offers the Business Express(R) and Business Express(R) Limited Service (LSS) principally to the hospitality industry. The Business Express(R) and Business Express(R) Limited Service (LSS) combines the Company's business applications for computers, copiers and facsimile machines into a business center unit.

The Company's next generation control system (e-Port(TM)), which includes capabilities for interactive multimedia and e-commerce, acceptance of other forms of electronic payments and remote monitoring of host machine data is being marketed and sold to operators, distributors and original equipment manufacturers (OEM) primarily in the vending industry. No significant revenues have been generated from the e-Port(TM) as the product has not been released in the marketplace (Note 2).


During June 2001, the Company and IBM entered into a one year, non-exclusive strategic marketing agreement in order to market and sell information technology solutions to customers in the intelligent vending, retail point of sale and networked home application markets. The product offerings would consist of the Company's ePort(TM) and related network and IBM's products and services in the United States and Canada.

2. Accounting Policies

Basis of Financial Statement Presentation

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments to recorded asset values, including software development costs, that might be necessary should the Company be unable to continue in existence. The Company has never been profitable, has incurred losses of $11.0 million and $8.4 million during each of the fiscal years ending June 30, 2001 and 2000, respectively,

                              USA Technologies, Inc

2. Accounting Policies (continued)

Basis of Financial Statement Presentation (continued)

and cumulative losses from its inception through June 30, 2001 amounting to approximately $36 million. Losses have continued through September 2001 and are expected to continue throughout fiscal year 2002. Further, the Company has a shareholders' deficit of $2.8 million at June 30, 2001. The Company's ability to meet its future obligations is dependent upon the success of its products in the marketplace and its ability to raise capital, which may not be readily available, until the Company's products can generate sufficient operating revenues. These factors raise doubt about the Company's ability to continue as a going concern. Management believes that actions presently being taken will allow for the Company to continue as a going concern. Such actions include the generation of revenues from operations, additional private placement offerings, the exercise of Common Stock purchase warrants and options, and continued efforts to reduce costs.

Cumulative Effect of Accounting Change

During fiscal year 1999, the Company issued $4,618,000 (as adjusted) of $10,000 principal amount of Senior Notes. The Notes also included detachable equity instruments (see Note 9). During October 1999, the Company added a conversion feature to the Senior Notes whereby the Senior Notes were immediately convertible into Common Stock at $2.50 per share at the option of the holder. At the time of the addition of the conversion feature, the Company determined that, based on the fair value of the Company's Common Stock and specified conversion prices, and, in accordance with the then applicable accounting pronouncements, these Senior Notes did not contain an embedded conversion feature.

In November 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue 00-27, Application of EITF Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments," whereby it was concluded that an issuer should calculate the intrinsic value of a conversion option using the effective conversion price, based on the proceeds received allocated to the convertible instrument instead of the specified conversion prices in the instrument. Issue 00-27 requires companies to apply the prescribed methodology for computing the beneficial conversion feature of convertible securities through a cumulative catch-up accounting change (in the quarter that includes November 2000) for any such security issued after May 20, 1999, the effective date of EITF 98-5.

                              USA Technologies, Inc

2. Accounting Policies (continued)

Cumulative Effect of Accounting Change (continued)

Accordingly, the Company recorded a one-time, non-cash charge during fiscal year 2001 of $821,000 to record the cumulative effect of an accounting change as required by the EITF.

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

Property and Equipment

Property and equipment is recorded at cost. The straight-line method of depreciation is used over the estimated useful lives of the related assets.

Concentration of Credit Risk

Financial instruments that subject the Company to a concentration of credit risk consist principally of cash and accounts receivable. The Company maintains cash with various financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions, and the Company's policy is designed to limit exposure to any one institution. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks.

                              USA Technologies, Inc

2. Accounting Policies (continued)

Revenue Recognition

Revenue from the sale of equipment is recognized upon installation and customer acceptance of the related equipment. License and transaction fee revenue is recognized upon the usage of the Company's credit card activated control systems.

Software Development Costs

The Company capitalizes software development costs after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. During May 2000, the Company reached technological feasibility for the development of the e-Port(TM) control system that would offer capability for public access electronic commerce and advertising using the Internet and, accordingly, the Company commenced capitalization of software development costs related to the e-Port(TM). Costs capitalized were approximately $2,938,000 and $149,000 during the years ended June 30, 2001 and 2000, respectively.

Amortization of software development costs will be calculated as the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product. Amortization of such costs will commence when the e-Port(TM) becomes available for general release to customers, which is anticipated in fiscal year 2002. The Company reviews the unamortized software development costs at each balance sheet date and, if necessary, will write down the balance to net realizable value if the unamortized costs exceed the net realizable value of the asset. The Company anticipates capitalization of an additional $1.6 million during fiscal 2002 prior to the release of the e-Port(TM) to the marketplace.

Research and Development Expenses

Research and development expenses are expensed as incurred. Research and development expenses, which is included in general and administrative and compensation expenses in the statement of operations, was $1,260,000 and $554,000 for the years ended June 30, 2001 and 2000, respectively.

Accounting for Stock Options

Financial Accounting Standards Board Statement ("SFAS") No. 123, Accounting for Stock-Based Compensation, provides companies with a choice to follow the provisions of SFAS 123 in determination of stock-based

                              USA Technologies, Inc

2. Accounting Policies (continued)

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

Loss Per Common Share

Basic earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period plus the dilutive effect (unless such effect is anti-dilutive) of equity instruments. No exercise of stock options, purchase rights, stock purchase warrants, or the conversion of preferred stock, cumulative preferred dividends or Senior Notes was assumed during fiscal 2001 or 2000 because the assumed exercise of these securities would be antidilutive.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses reported in the balance sheets equal or approximate fair value due to their short maturities. The fair value of the Company's Senior Notes approximates book value as such notes are at market rates currently available to the Company.

3. Joint Venture

During September 1997, the Company entered into a five-year Joint Venture Agreement with Mail Boxes Etc. ("MBE") to operate under the name "MBE Express Joint Venture" (hereinafter referred to as "Joint Venture") and exclusively sell and market the Company's Business Express(R) product under the name MBE Business Express(TM). The Joint Venture Agreement outlined the terms for sharing costs and profits. During September 1998, MBE commenced a legal action against the Company in the Superior Court of the State of California, (subsequently removed to the United States District Court for the southern District of California), alleging that 195 terminals purchased by MBE were defective and a refund of $141,260 plus lost profits (claimed to be several hundred thousand dollars) were sought by MBE. MBE further claimed that it was not obligated to purchase 600 additional terminals ordered in April 1998. The Company filed a counterclaim against MBE which claimed numerous areas where MBE breached the Joint Venture Agreement, breached its fiduciary responsibility, and trade libel. On May 14, 1999, the Company notified MBE that the Company was terminating the Joint Venture Agreement, citing the numerous breaches of the Joint Venture Agreement. Obligations for continued servicing of MBE Business Express's were met by the Company.

During June 2001, the Company and MBE settled the litigation between them. As part of the settlement, MBE assigned to the Company all of the rights in the Joint Venture. The Company also agreed to pay MBE $160,000 and the parties agreed to mutually release all claims against one another.

                              USA Technologies, Inc

4. Property and Equipment

Property and equipment consist of the following:

                                                                           June 30
                                           Useful Lives            2001               2000
                                        ----------------------------------------------------------
Control systems                               3 years         $      533,055     $      377,997
Computer equipment and purchased
   software                                   3 years                609,775            205,270
Furniture and equipment                       5 years                190,836            170,398
Leasehold improvements                      Lease term                90,313             86,628
Vehicles                                      5 years                 10,258             10,258
                                                            --------------------------------------
                                                                   1,434,237            850,551
Less accumulated depreciation                                        672,913            465,704
                                                            --------------------------------------
                                                              $      761,324     $      384,847
                                                            ======================================

5. Accrued Expenses

Accrued expenses consist of the following:

                                                                              June 30
                                                                      2001               2000
                                                               ---------------------------------------
Accrued consulting fees                                         $       435,000    $             -
Accrued professional fees                                               439,478            186,808
Accrued software license and support costs                              154,229            159,268
Accrued compensation and related sales commissions                      125,668             91,592
Accrued interest                                                         91,585                  -
Accrued product warranty costs                                           52,466             56,684
Accrued other                                                            31,414             55,150
Advanced customer billings                                               25,755              4,741
                                                               ---------------------------------------
                                                                $     1,355,595    $       554,243
                                                               =======================================

6. Related Party Transactions

At June 30, 2001 and 2000, approximately $70,000 and $19,000, respectively, of the Company's accounts payable and accrued expenses were due to a Board member for legal services performed. During the years ended June 30, 2001 and 2000, the Company incurred approximately $271,000 and $193,000, respectively, for these services.

7. Commitments

o During May 1999, the Company entered into an agreement with IBM whereby IBM agreed to be the executional partner for certain aspects of the Company's business, including project management services, asset procurement, configuration and testing of equipment, site preparation, installation, maintenance services, and

                              USA Technologies, Inc

o asset management. The agreement provides for an increase from 1,000 to 5,000 locations and expanded the array of Company products which are eligible for IBM installation. In connection with this agreement, the Company has also entered into an inventory financing arrangement with IBM Credit Corporation whereby IBM Credit Corporation granted the Company a $1.5 million equipment line of credit. The outstanding balance is secured by the underlying inventory. Interest accrues on the outstanding balance at 10% per annum, subject to adjustment if the outstanding balance is outstanding greater than 180 days. At June 30, 2001 and 2000, respectively, $45,785 and $183,196 was outstanding under this agreement.

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

o At June 30, 2001, the Company has entered into purchase commitments with vendors for inventory of approximately $1,300,000.

o The Company conducts its operations from various facilities under operating leases. Rent expense under such arrangements was approximately $188,000 and $140,000 during the years ended June 30, 2001 and 2000, respectively. During the years ended June 30, 2001 and 2000, the Company entered into agreements to lease $118,207 and $26,982, respectively, of computer equipment that were accounted for as capital leases. This computer equipment is included in property and equipment in the accompanying financial statements. Capital lease amortization of $33,544 and $8,097 is included in depreciation expense for the years ended June 30, 2001 and 2000, respectively.

o As discussed in Note 2, the Company anticipates spending an additional $1.6 million during fiscal 2002 to complete the e-Port(TM) software development.

Future minimum lease payments subsequent to June 30, 2001 under capital and noncancelable operating leases are as follows:

                                                                 Capital Leases     Operating Leases
                                                               ---------------------------------------
   2002                                                           $    88,349          $   174,000
   2003                                                                47,381                9,000
   2004                                                                11,689                3,000
                                                               ---------------------------------------
   Total minimum lease payments                                       147,419          $   186,000
                                                                                   ===================
   Less amount representing interest                                   23,396
                                                               --------------------
   Present value of net minimum lease payments                        124,023
   Less current obligations under capital leases                       70,446
                                                               --------------------
   Obligations under capital leases, less current portion         $    53,577
                                                               ====================

                              USA Technologies, Inc

8. Income Taxes

At June 30, 2001 and 2000, the Company had net operating loss carryforwards of approximately $35,109,000 and $23,481,000, respectively, to offset future taxable income expiring through approximately 2021. At June 30, 2001 and 2000, the Company recorded a deferred tax asset of approximately $12,418,500 and $9,374,000, respectively, which was reduced by a valuation allowance of the same amount as the realization of the deferred tax asset is not certain.

The timing and extent in which the Company can utilize future tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

The deferred tax assets arose primarily from the use of different accounting methods for financial statement and income tax reporting purposes as follows:

                                                                               June 30
                                                                       2001               2000
                                                                --------------------------------------
Deferred tax asset:
   Net operating loss carryforwards                              $     13,237,000     $   8,895,000
   Compensation expense on stock option re-pricing                        170,500           170,500
   Deferred research and development costs                                125,000           216,000
   Other                                                                  131,000           152,000
                                                                --------------------------------------
                                                                       13,663,500         9,433,500
Deferred tax liabilities:
   Software Development Costs                                          (1,245,000)          (60,000)
                                                                --------------------------------------
                                                                       12,418,500         9,373,500
Valuation allowance                                                   (12,418,500)       (9,373,500)
                                                                --------------------------------------
Deferred tax asset, net                                         $               -     $           -
                                                                ======================================

9. Senior Note Offerings

During September 1998, the Company's Board of Directors authorized a private placement offering (the "1999 Senior Note Offering"). Each unit, as amended, sold in the offering consisted of a 12% Senior Note in the principal amount of $10,000, 2,000 1999-A Common Stock Purchase Warrants (each warrant entitled the holder to purchase one share of Common Stock at $1.00 through December 31, 2001) and 1,000 shares of Series B Equity Participating Preferred Stock (Series B). A total of 461.8 units (as adjusted)

                              USA Technologies, Inc

9. Senior Note Offerings (continued)

were sold in the Senior Note Offering. The Series B was converted into 1,847,200 shares of Common Stock in connection with the Company's fiscal year 1999 reverse stock split. In October 1999, a conversion feature was added to the Senior Notes whereby the Notes were convertible into Common Stock at the rate of $2.50 per share any time through the Senior Notes maturity of December 31, 2001.

During October 2000, the Company authorized a $6,700,000 private placement offering ("2000 Senior Note Offering") of 670 units at a unit price of $10,000. Each unit consists of a 2000 12% Convertible Senior Note in the principal amount of $10,000 maturing December 31, 2003 and 2,000 shares of Restricted Common Stock. Each 2000 12% Senior Note is convertible into Common Stock at $1.25 per share anytime through its maturity date. Holders of the 1999 12% Senior Notes had the right to exchange their 1999 Notes into 2000 Senior Notes. All payments of interest on the 2000 Notes can be used by the holder, at the holder's option, to purchase shares of Common Stock at $1.00 per share (subsequently reduced in June 2001 to $.80 per share and in September 2001 to $.60 per share). During the year ended June 30, 2001, the Company issued 121,541 shares of Common Stock in lieu of cash payment for interest on the 2000 Senior Notes. In connection with the 2000 Senior Notes issued during fiscal year 2001, the Company issued 1,136,300 shares of Common Stock. The fair value of the Common Stock on the date such shares were granted of $1,215,843 and the embedded beneficial conversion in the 2000 Senior Notes of $409,104 was recorded as a debt discount. During fiscal year 1999, 545,000 shares of such rates were converted into 218,000 shares of Common Stock.

The Company sold 568.15 units in the 2000 Senior Note Offering during fiscal year 2001 of which 382.3 units ($3,823,000) of the 1999 Senior Notes were exchanged for 2000 Senior Notes, 124.85 units were purchased with cash, resulting in gross proceeds of $1,248,500 and 61 units were issued in exchange for services provided by consultants in the amount of $610,000. The exchange of the 1999 Senior Notes to the 2000 Senior Notes was determined to be a substantial modification of the terms of the original debt instrument and, accordingly, the Company wrote-off the unamortized debt discount and other issuance costs associated with the exchange of the 1999 Senior Notes in the amount of $863,000. Such amount has been reported as a non-cash extraordinary item in the fiscal year 2001 statement of operations.

                              USA Technologies, Inc

9. Senior Note Offerings (continued)

A summary of the 1999 Senior Note and the 2000 Senior Note activities are as follows:

                                                                    1999 Senior        2000 Senior
                                                                        Notes              Notes
                                                                --------------------------------------
Outstanding at June 30, 1999                                     $     4,668,000    $             -
Cancelled                                                                (50,000)                 -
Converted into Common Stock                                             (545,000)                 -
                                                                --------------------------------------
Outstanding at June 30, 2000                                           4,073,000                  -
Issued for cash and services                                                   -          1,858,500
Exchange 1999 Senior Notes for 2000 Senior Notes                      (3,823,000)         3,823,000
Converted into Common Stock                                              (10,000)           (25,000)
                                                                --------------------------------------
Outstanding at June 30, 2001                                             240,000          5,656,500
Less:  Unamortized debt discount and other issuance costs                (28,296)        (1,420,219)
                                                                --------------------------------------
Balance at June 30, 2001                                         $       211,704    $     4,236,281
                                                                ======================================

The unamortized debt discount and other issuance costs represents fees paid in connection with these financings, the estimated fair value of the detachable equity instruments issued in connection with these financings, and any beneficial conversion embedded in the debt at the commitment date, which are being amortized over the remaining life of the respective debt instruments. Debt discount amortization, which has been reflected as interest expense in the statements of operations, was approximately $765,000 and $1,012,000 for the years ended June 30, 2001 and 2000, respectively.

10. Series A Preferred Stock

The authorized Preferred Stock may be issued from time to time in one or more series, each series with such rights, preferences or restrictions as determined by the Board of Directors. Each share of Series A Preferred Stock shall have the right to one vote and is convertible at any time into one share of Common Stock. Each share of Common Stock entitles the holder to one voting right. Series A Preferred Stock provides for an annual cumulative dividend of $1.50 per share payable to the shareholders of record in equal parts on February 1 and August 1 of each year. Cumulative unpaid dividends at June 30, 2001 and 2000 amounted to $4,621,150 and $3,871,639, respectively. Cumulative unpaid

                              USA Technologies, Inc

10. Series A Preferred Stock (continued)

dividends are convertible into common shares at $10.00 per common share at the option of the shareholder. During the years ended June 30, 2001 and 2000, certain holders of the Preferred Stock converted 11,160 and 74,133 shares, respectively, into 11,160 and 74,133 shares of Common Stock, respectively. Certain of these shareholders also converted cumulative preferred dividends of $87,030 and $386,880, respectively, into 8,703 and 38,688 shares of Common Stock during the years ended June 30, 2001 and 2000, respectively. The Series A Preferred Stock may be called for redemption at the option of the Board of Directors at any time on and after January 1, 1998 for a price of $11.00 per share plus payment of all accrued and unpaid dividends. No such redemption has occurred as of June 30, 2001. In the event of any liquidation, the holders of shares of Series A Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders.

11. Common Stock Transactions

During the year ended June 30, 2001, the Company's Board of Directors authorized the following private placement offerings of the Company's Common Stock to accredited investors:

     o 2000-B offering for the issuance of 895,000 shares of Common Stock at $1.00 per share generating net proceeds of $777,151 after deducting related offering costs;

     o 2001-A offering for the issuance of 450,000 shares of Common Stock at $1.00 per share generating net proceeds of $427,500 after deducting related offering costs;

     o 2001-B offering for the issuance of 8,400,000 shares of Common Stock at $.60 per share. Through June 30, 2001, the Company issued 2,669,400 shares of Common Stock generating net proceeds of $1,546,885 after deducting related offering costs. Additionally, each dollar invested entitled the purchaser to receive one Common Stock warrant at $.50 per share expiring in December 2001 and one Common Stock warrant at $.50 per share expiring in June 2002.

                              USA Technologies, Inc

11. Common Stock Transactions (continued)

During April 2001, the Company granted 6,000,000 fully vested options to a distributor in connection with the signing of a five-year distribution agreement. The options were granted in two 3,000,000 increments. Options in the first 3,000,000 increment had an exercise price of $1.00 and expired 90 days after the parties entered into the distribution agreement. The second 3,000,000 had an exercise price of $1.25 and expired 180 days after the parties entered into the distribution agreement. The estimated fair value of these options was $420,000. The related pro rata charge will be recorded as a reduction of revenues or as selling, general, and administrative expense, to the extent revenues have not been earned, over the term of the distribution agreement.


During April 2001, the Company's Board of Directors authorized the granting of a fully vested warrant to purchase 75,000 shares of Common Stock to a consultant. The warrants are exercisable for a period of five years from the date of grant at $1.25 per share. The warrants were issued in exchange for services and resulted in consulting expense of $52,500, which was recorded during fiscal year 2001.

During March 2001, the Company issued a warrant to purchase 1,000,000 shares of Common Stock in connection with an OEM agreement between the Company and a distributor. The warrants initially had an exercise price of $1.50 per share and were exercisable through June 30, 2001. This warrant was subsequently amended and the current exercise price is $1.00 and the warrant expires on October 31, 2001 (as amended).

During February 2001, the Company's Board of Directors authorized the issuance of 200,000 shares of Common Stock to a consultant for services previously provided by the consultant to the Company. A charge of $200,000 was recorded during fiscal year 2001 based on the fair value of the Company's Common Stock on the date the shares were granted.

During the year ended June 30, 2001, the Company issued 418,250 shares of Common Stock to certain employees and officers. The shares were fully vested on the date of grant; accordingly, the Company recorded compensation expense of $474,995 during fiscal year 2001 based on the fair value of the Company's Common Stock on the date the shares were granted.

                              USA Technologies, Inc

11. Common Stock Transactions (continued)

During September 2000, the Company entered into an Investment Agreement with Swartz Private Equity, LLC for an equity line up to $20 million over a period not to exceed three years. Investments are determined monthly based on the current market prices of the Company's Common Stock in accordance with the terms of the Agreement. The purchase price per share for Swartz would equal 91% of the market price of the Common Stock at the time of purchase, and additional warrants at the same price would be granted in an amount equal to 10% of the number of shares actually purchased. Swartz received 1,200,000 Commitment Warrants with 10 year terms at an initial exercise price of $1.00, adjusted to lower market pricing if applicable, and will be granted additional Commitment Warrants at the same price and term, if required, to keep the number of Commitment Warrants equal to 5% (decreasing over a five year period to 0%) of the outstanding Common Stock of the Company on a fully diluted basis. An additional 380,828 warrants were granted during fiscal 2001 in connection with this antidilution provision. During the year ended June 30, 2001, Swartz purchased 29,010 shares of Common Stock pursuant to the Investment Agreement. There were no net proceeds to the Company from the sale of these shares after deducting the related cash offering expenses previously incurred.

During February 2000, the Company's Board of Directors awarded 120,000 shares of the Company's Common Stock, at $2.00 per share, to certain executive officers. Pursuant to their employment agreements, these officers will be issued the Common Stock if employed by the Company on June 30, 2002. During fiscal year 2000, the Company recorded deferred compensation of $240,000 in connection with these awards. Compensation expense of $103,000 and $34,000 has been recorded to reflect the amortization of the shares earned during the years ended June 30, 2001 and 2000, respectively.

During January 2000, the Company's Board of Directors authorized a $2,000,000 private placement offering of 1,000,000 shares of restricted Common Stock at $2.00 per share (the "2000-A" offering). This offering was later amended to 1,300,000 shares. During fiscal year 2000, 1,200,000 shares were sold, generating net proceeds to the Company of $2,177,353.

During October 1999, the Company's Board of Directors authorized a private placement offering (the "1999-B" offering) to accredited investors of 150 units (later increased to 356 units by the Board of Directors) at a unit price of $10,000. Each unit of the $3,560,000 Offering consists of 10,000 shares of restricted Common Stock at $1.00 per

                              USA Technologies, Inc

11. Common Stock Transactions (continued)

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

During July 1999, the Board of Directors granted fully vested warrants to purchase 250,000 shares of the Company's Common Stock to two consultants. These warrants were issued in exchange for financial and public relations consulting services and resulted in consulting expense of $99,000. The warrants are exercisable for two years from date of issuance. The exercise prices were modified by the Company on various dates since their issuance. During fiscal year 2000, the Company issued 134,000 shares of Common Stock upon the exercise of these warrants, resulting in gross proceeds of $285,000. The exercise price of the remaining 116,000 warrants is $1.00 per share.

A summary of Common Stock Warrant activity for fiscal years 2001 and 2000 is as follows:

                                                 Warrants
                                            -------------------

Outstanding at June 30, 1999                       1,212,200
Issued                                             3,807,400
Exercised                                         (1,308,350)
                                            -------------------
Outstanding at June 30, 2000                       3,711,250
Issued                                             8,889,628
Exercised                                         (2,112,100)
Cancelled                                         (2,255,750)
                                            -------------------
Outstanding at June 30, 2001                       8,233,028
                                            ===================

                              USA Technologies, Inc

11. Common Stock Transactions (continued)

The exercise price and exercise dates of outstanding and exercisable warrants outstanding at June 30, 2001 is as follows:

      Outstanding and
        Exercisable            Exercise Price            Expiration Date
----------------------------------------------------------------------------

         2,669,400             $    0.50               December 31, 2001
         2,669,400                  0.50                   June 30, 2002
         1,200,000                  0.91                 August 29, 2010
         1,000,000                  1.00                 August 30, 2001
           377,927                  1.00                  April 24, 2011
           125,400                  1.00                  August 3, 2001
             2,901                  1.03                  April 30, 2011
            75,000                  1.25                   June 30, 2006
           100,000                  2.00                   June 30, 2002
             4,000                  3.00               February 28, 2002
             1,500                  4.00                    July 2, 2002
             2,500                  4.00                   March 5, 2003
             5,000                  4.00                 August 17, 2003
----------------------------
         8,233,028
============================

During the years ended June 30, 2001 and 2000, the Company's Board of Directors made numerous amendments to the outstanding Common Stock warrants whereby the Company reduced the exercise price and extend the expiration terms. The above table reflects the status of the warrants as of June 30, 2001.

At June 30, 2000, the Company had outstanding 11,740 Common Stock purchase rights. These Common Stock purchase rights, issued in 1993 and expired in fiscal 2001, allowed the holder to purchase shares of the Company's Common Stock at $10.00 per share.

12. Stock Options

The Company's Board of Directors has granted options to employees to purchase shares of Common Stock at or above fair market value. The option term and vesting schedule are established by the contract that granted the option.

                              USA Technologies, Inc

12. Stock Options (continued)

The following table summarizes all stock option activity:

                                       Common Shares
                                       Under Options    Exercise Price Per
                                          Granted            Share
                                  ------------------------------------------

Balance at June 30, 1999                   917,100       $      .50-$5.00
Granted                                    120,000       $           2.00
Canceled or Expired                        (35,833)      $     1.50-$4.50
Exercised                                  (16,500)      $     1.50-$2.50
                                  ------------------------------------------
Balance at June 30, 2000                   984,767       $      .50-$5.00
Granted                                  6,935,000       $     1.00-$1.50
Canceled or expired                     (3,033,100)      $     1.00-$2.50
                                  ------------------------------------------
Balance at June 30, 2001                 4,886,667       $      .50-$5.00
                                  ==========================================

As discussed in Note 11, 3,000,000 of the outstanding options at June 30, 2001 expired unexercised subsequent to year end.

The price range of the outstanding and exercisable Common Stock options at June 30, 2001 is as follows:

                                              Weighted
                                              Average
                                             Remaining
        Option           Options           Contract Life            Options
   Exercise Prices     Outstanding             (Yrs.)            Exercisable
--------------------------------------------------------------------------------

     $     0.50              5,000               1.80                5,000
     $     1.00            735,000               5.54              285,000
     $     1.25          3,000,000                .18            3,000,000
     $     1.50            310,000               1.96              310,000
     $     2.00            656,167               3.45              656,167
     $     2.50             84,000               1.96               84,000
     $     4.50             81,500               1.35               81,500
     $     5.00             15,000                .56               15,000
                   ----------------------                   --------------------
                         4,886,667                               4,436,667
                   ======================                   ====================

                              USA Technologies, Inc

12. Stock Options (continued)


Pro forma information regarding net loss and net loss per common share determined as if the Company is accounting for stock options granted under the fair value method of SFAS 123 is as follows:

                                                                     June 30
                                                            2001                 2000
                                                     -----------------------------------------
Net loss applicable to common shares as reported       $    (11,792,785)   $     (9,334,559)
    under APB 25
Stock option expense per SFAS 123                              (524,845)           (329,062)
                                                     -----------------------------------------
Pro forma net loss                                     $    (12,317,630)   $     (9,663,621)
                                                     =========================================

Loss per common share as reported                      $          (.70)   $          (.92)
Pro forma net loss per common share                    $          (.74)   $          (.95)

The fair value for the Company's stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years 2001 and 2000; risk-free interest rate of 5.5% and 6.0%, respectively, an expected life of 2 years; no expected cash dividend payments on Common Stock and volatility factors of the expected market price of the Company's Common Stock, based on historical volatility of
1.100 and 1.332, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. As noted above, the Company's stock options are vested over an extended period. In addition, option models require the input of highly subjective assumptions including future stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management's opinion, the Black-Scholes model does not necessarily provide a reliable measure of the fair value of the Company's stock options. The Company's pro forma information reflects the impact of the reduction in price of certain stock options. The pro forma results above are not necessarily reflective of the effects of applying SFAS 123 in future periods.

                              USA Technologies, Inc

12. Stock Options (continued)

As of June 30, 2001, the Company has reserved shares of Common Stock for the following:

Exercise of Common Stock options                               4,886,667
Exercise of Common Stock warrants                              8,233,028
Conversions of Preferred Stock and cumulative
  Preferred Stock dividends                                    1,017,399
Conversions of Senior Notes                                    4,621,200
                                                         ------------------
                                                              18,758,294
                                                         ==================

13. Retirement Plan

The Company's Savings and Retirement Plan (the Plan) allows employees who have attained the age of 21 and have completed six months of service to make voluntary contributions up to a maximum of 15% of their annual compensation, as defined in the Plan. Through June 30, 2000, the Plan did not provide for any matching contribution by the Company, however, starting at the beginning of fiscal year 2001, the Company has amended the Plan to include a Company matching contribution of $.50 for each $1.00 contributed, up to 10% of an employees contribution. The Company contribution for fiscal year ending June 30, 2001 was approximately $51,000.

14. Subsequent Events

Through September 20, 2001, the Company completed the 2001-B Private Placement. An additional $1,863,654 has been received in cash subsequent to June 30, 2001 related to this Private Placement.

Subsequent to June 30, 2001, the Company's Board of Directors initiated the 2001-C Private Placement for up to 2,000,000 shares to a limited number of accredited investors consisting of restricted Common Stock at $.50 per share with one associated warrant to purchase Common Stock at $.50 per share, expiring in March 2002.

                              USA Technologies, Inc

14. Subsequent Events (continued)

Subsequent to June 30, 2001, the Company executed a Securities Purchase Agreement with a private placement investment company for the purchase of $225,000 of Convertible Debentures due in August 2003. The debentures bear interest at 9.75% and is payable monthly in arrears. The debenture is convertible at a price equal to the lesser of $1.00 or 80% of the lowest closing bid price of the Company's Common Stock during the 20 day period prior to the conversion. At the time of conversion of the Debenture, the Company will issue to the holder warrants to purchase an amount of Common Stock equal to ten times the number of shares issued upon the conversion of the warrants. The warrants are exercisable at the related conversion price of the debenture.

As of September 20, 2001, the Company received $100,000 of the $225,000 Convertible Debentures with the remainder to be received when the Company completes the registration of the underlying conversion shares. The Company also issued 500,000 Common Stock warrants to the purchaser for $50,000. These warrants are exercisable at the same terms as the underlying debentures and expire one year from the date a Registration Statement is declared effective.

Subsequent to June 30, 2001, the Company received $29,000 of cash related to the subscription receivable recorded as an asset on the June 30, 2001 balance sheet.


15. Quarterly Financial Information (Unaudited)

The Company has restated its interim financial information for each of the interim periods in the fiscal year ended June 30, 2001. The restated financial statements reflect (i) the extraordinary loss on the exchange of debt during the second quarter, which was the period in which the exchange occurred, (ii) the cumulative effect of an accounting change during the second quarter related to the calculation of the beneficial conversion of the 1999 Senior Notes, and (iii) the capitalization of interest on the Company's sofware development project.

The following tables present unaudited quarterly information for the year ended June 30, 2001 as reported and as restated:


                                                                        As reported
                                                                        -----------
                                                         Third            Second            First
                                                        Quarter           Quarter          Quarter
                                                      -----------       -----------      -----------
Interest expense                                      $   370,314       $   362,129      $   363,258
                                                      ===========       ===========      ===========
Loss before cumulative effect of accounting
  change and extraordinary item                       $(2,650,455)      $(1,937,693)     $(1,638,659)
Cumulative effect of accounting change                          -                 -                -
Extraordinary loss on exchange of debt                          -                 -                -
                                                      -----------       -----------      -----------
Net loss                                              $(2,650,455)      $(1,937,693)     $(1,638,659)
                                                      ===========       ===========      ===========

Net loss per common share (basic and diluted)              $(0.18)           $(0.12)          $(0.14)

                                                                        As Adjusted
                                                                        -----------
                                                         Third            Second            First
                                                        Quarter           Quarter          Quarter
                                                      -----------       -----------      -----------
Interest expense                                      $   244,996       $   315,708      $   340,009
                                                      ===========       ===========      ===========
Loss before cumulative effect of accounting
  change and extraordinary item                       $(2,524,737)      $(1,891,272)     $(1,615,410)
Cumulative effect of accounting change                          -          (821,000)               -
Extraordinary loss on exchange of debt                          -          (863,000)               -
                                                      -----------       -----------      -----------
Net loss                                              $(2,524,737)      $(3,575,272)     $(1,615,410)
                                                      ===========       ===========      ===========

Net loss per common share (basic and diluted)              $(0.17)           $(0.23)          $(0.14)
                                                           ======            ======           ======

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

           None


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

                                     MANAGEMENT

Directors and Executive Officers

           The Directors and executive officers of the Company, as of June 30, 2001, together with their ages and business backgrounds are as follows.

         Name                      Age            Position(s) Held
         ----                      ---            ----------------


George R. Jensen, Jr.              52         Chief Executive Officer,
                                              Chairman of the Board of
                                                Directors
Stephen P. Herbert                 38         President, Director
Haven Brock Kolls, Jr.             35         Vice President - Research and
                                                Development
Leland P. Maxwell                  54         Senior Vice President, Chief
                                                Financial Officer, Treasurer
Michael K. Lawlor                  39         Vice-President-Marketing and Sales
William W. Sellers (1)(2)          79         Director
Henry B. duPont Smith              39         Director
William L. Van Alen, Jr. (1)(2)    67         Director
Steven Katz (1)                    52         Director
Douglas M. Lurio (2)               44         Director
Edwin R. Boynton                   46         Director

(1)      Member of Compensation Committee
(2)      Member of Audit Committee

         Each Director holds office until the next Annual Meeting of Shareholders and until his successor has been elected and qualified.

         George R. Jensen, Jr., has been Chief Executive Officer and Director of the Company since January 1992. Mr. Jensen was Chairman, Director, and Chief Executive Officer of American Film Technologies, Inc. ("AFT") from 1985 until 1992. AFT was in the business of creating color imaged versions of black-and-white films. From 1979 to 1985, Mr. Jensen was Chief Executive Officer and President of International Film Productions, Inc. Mr. Jensen was the Executive Producer of the twelve hour miniseries, "A.D.", a $35 million dollar production filmed in Tunisia. Procter and Gamble, Inc., the primary source of funds, co-produced and sponsored the epic, which aired in March 1985 for five consecutive nights on the NBC network. Mr. Jensen was also the Executive Producer for the 1983 special for public television, "A Tribute to Princess Grace". From 1971 to 1978, Mr. Jensen was a securities broker, primarily for the firm of Smith Barney, Harris Upham. Mr. Jensen was chosen 1989 Entrepreneur of the Year in the high technology category for the Philadelphia, Pennsylvania area by Ernst & Young LLP and Inc. Magazine. Mr. Jensen received his Bachelor of Science Degree from the University of Tennessee and is a graduate of the Advanced Management Program at the Wharton School of the University of Pennsylvania.

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

         Michael K. Lawlor joined USA Technologies in 1997. In September of 1999, he was promoted to Senior Vice President, Sales and Marketing. Mr. Lawlor joined PepsiCo in their sales department in 1986 after graduating from the University of Texas with a degree in Marketing. He rose through the ranks at PepsiCo over the course of nine years, and departed the company in 1995 as a National Accounts Sales Manager. After leaving PepsiCo, Mr. Lawlor joined Aladdin Industries, a leading manufacturer of promotional drinkware, as Director of Restaurant Sales. During his tenure at Aladdin, he was responsible for securing Coca-Cola's business at the 1996 Summer Olympics in Atlanta, Georgia.

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

Item 10.  Executive Compensation

         The following table sets forth certain information with respect to compensation paid or accrued by the Company during the fiscal years ended June 30, 1999, June 30, 2000 and June 30, 2001 to each of the executive officers and the other employee of the Company named below. Except as set forth below, no individual who was serving as an executive officer of the Company at the end of the fiscal years ended June 30, 1999, June 30, 2000 or June 30, 2001 received salary and bonus in excess of $100,000 in any such fiscal year.

                           Summary Compensation Table

                                Fiscal
Name and Principal Position     Year       Annual Compensation            Long Term Compensation
------------------------------------------------------------------------------------------------------

                                         Salary    Bonus    Other         Restricted    Securities
                                                     (1)    Annual        Stock         Underlying
                                                            Compensation  Awards        Options
------------------------------------------------------------------------------------------------------

George R. Jensen, Jr.,          2001    $135,000   $140,000     --          --          300,000
Chief Executive Officer,        2000    $117,500   $      0     --       $80,000 (2)    180,000
                                1999    $100,000   $      0     --          --

Stephen P. Herbert,             2001    $125,000   $134,400     --          --           80,000
President                       2000    $107,500   $ 94,000     --       $80,000 (2)     45,000

Leland P. Maxwell, Chief        2001    $108,000   $ 44,240     --          --           50,000
Financial Officer,Treasurer     2000    $ 99,000   $ 29,000     --          --           15,000

H. Brock Kolls, Senior Vice     2001    $120,000   $ 97,440     --          --           80,000
President, Research&            2000    $105,000   $ 44,000     --       $80,000 (2)     30,000
Development

Michael K. Lawlor, Senior       2001    $100,000   $ 38,640     --                       50,000
Vice President, Sales and       2000    $ 83,200   $ 35,500    $43,000 (3)               20,000
Marketing

Adele H. Hepburn                2001    $ 91,000   $171,700     --                        --
Director of Investor            2000    $ 91,000   $147,800     --                        --
Relations                       1999    $ 91,000   $ 51,500     --                        --


(1) For fiscal year 2000, represents shares of Common Stock issued to the executive officers valued at $2.00 per share, the closing bid price on the date of issuance. For Mr. Lawlor, the bonus also includes a $5,500 sales commission. For fiscal year 2001, represents shares of Common Stock issued to the executive officers valued at $1.12, the closing price on the effective day of authorization. For Mr. Lawlor, the bonus also includes a $1,265 sales commission. The bonus amounts for all fiscal years for Adele Hepburn consist of cash payments from the Company.

(2) Represents shares of Common Stock issued to such executive officers if employed by the Company on June 30, 2002. The shares have been valued at $2.00 per share, the closing bid price on the date of grant.
(3)   Represents payment by the Company of relocation expenses.

         The following table sets forth information regarding stock options granted during the fiscal year 2001 to the Company's executive officers named below:


             OPTION GRANTS DURING FISCAL YEAR ENDED JUNE 30, 2001

Name                  Number of    Percent of    Exercise   Expiration
                      Securities   Total Options Price      Date
                      Underlying   Granted to    Per
                      Options      Employees in  Share
                      Granted      Fiscal Year


George R. Jensen, Jr. 200,000      47.2%         $1.50     June     30, 2003
                       33,333                    $1.00     October  20, 2006
                       33,333                    $1.00     July     20, 2007
                       33,334                    $1.00     April    20, 2008

Stephen P. Herbert     26,667      12.6%         $1.00     October  20, 2006
                       26,667                    $1.00     July     20, 2007
                       26,666                    $1.00     April    20, 2008

H. Brock Kolls         26,667      12.6%         $1.00     October  20, 2006
                       26,667                    $1.00     July     20, 2007
                       26,666                    $1.00     April    20, 2008

Leland P. Maxwell      16,667       7.9%         $1.00     October  20, 2006
                       16,667                    $1.00     July     20, 2007
                       16,666                    $1.00     April    20, 2008

Michael K. Lawlor      16,667       7.9%         $1.00     October  20, 2006
                       16,667                    $1.00     July     20, 2007
                       16,666                    $1.00     April    20, 2008


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

         On January 21, 1999, Mr. Jensen purchased ten (10) units of the 1999 Senior Note placement offering for $100,000. In full payment for such Units, Mr. Jensen has agreed to forego any base salary otherwise payable to him under his employment agreement during the period of time commencing on April 1, 1999 and ending on June 30, 2000, or such longer period of time as may be required based upon his monthly net base salary after all applicable withholding taxes and other deductions. At June 30, 2000, $12,199 was outstanding. Subsequent to year end, the $12,199 has been received in full.

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

         Mr. Maxwell has entered into an employment agreement with the Company which expires on June 30, 2002, and is automatically renewed from year to year thereafter unless cancelled by Mr. Maxwell or the Company. The agreement provides for an annual base salary of $108,000 per year effective March 1, 2000. Mr. Maxwell is also entitled to receive such bonus or bonuses as the Board of Directors may award to him. The Agreement requires Mr. Maxwell to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter.

         Mr. Lawlor has entered into an employment agreement with the Company which expires on June 30, 2002, and is automatically renewed from year to year thereafter unless cancelled by Mr. Lawlor or the Company. The agreement provides for an annual base salary of $100,000 per year effective March 1, 2000. Mr. Lawlor is also entitled to receive such bonus or bonuses as the Board of Directors may award to him. The Agreement requires Mr. Lawlor to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter.

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

         In February 2001, the Board of Directors granted a total of 300,000 options to purchase Common Stock at $1.00 per share to outside members of the Board. Of these, 120,000 options vested immediately; 90,000 options vested on June 30, 2001; and 90,000 will vest on June 30, 2002. The options may be exercised at any time within five years following the vesting.

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

         In October 2000, the Company issued to George R. Jensen, Jr., fully vested options to acquire up to 200,000 shares of Common Stock at $1.50 per share. The options were exercisable at any time within two years following issuance. In February 2001, the Company extended the expiration date of these options until June 30, 2003.

         In April 2001, the Company issued the following options to purchase an aggregate of 360,000 shares of Common Stock to its executive officers as follows: George R. Jensen, Jr. - 100,000; Stephen P. Herbert - 80,000 options; Haven Brock Kolls - 80,000 options; Leland Maxwell - 50,000 options; and Michael Lawlor - 50,000 options. Each option is exercisable at $1.00 per share at any time within five years following vesting. The options vest one-third in October 2001, one-third in July 2002 and the balance in April 2003.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

Common Stock

         The following table sets forth, as of June 30, 2001, the beneficial ownership of the Common Stock of each of the Company's directors and executive officers, as well as by the Company's directors and executive officers as a group. Except as set forth below, the Company is not aware of any beneficial owner of more than five percent of the Common Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                         Number of Shares
       Name and Address                  of Common Stock           Percent
       of Beneficial Owner               Beneficially Owned(1)    of Class(2)
       -------------------               ---------------------    ----------
George R. Jensen, Jr.                     755,000 shares(3)          1.90%
517 Legion Road
West Chester, Pennsylvania 19382

Stephen P. Herbert                        378,050 shares(4)            *
536 West Beach Tree Lane
Strafford, Pennsylvania 19087

Haven Brock Kolls, Jr.                    328,850 shares(5)            *
1573 Potter Drive
Pottstown, PA  19464

Leland P. Maxwell                         137,050 shares(6)            *
401 Dartmouth Road
Bryn Mawr, Pennsylvania 19010

Michael K. Lawlor                          99,550 shares(7)            *
131 Lisa Drive
Paoli, PA 19301

Edwin R. Boynton                          140,500 shares(8)            *
104 Leighton Drive
Bryn Mawr, Pennsylvania 19010

Steven Katz                                45,000 shares(9)            *
20 Rebel Run Drive
East Brunswick, New Jersey 08816

Douglas M. Lurio                         113,713 shares(10)            *
2005 Market Street, Suite 2340
Philadelphia, Pennsylvania 19103

William W. Sellers                       519,075 shares(11)          1.31%
394 East Church Road
King of Prussia, Pennsylvania 19406

Henry B. duPont Smith                     77,000 shares(12)            *
350 Mill Bank Road
Bryn Mawr, Pennsylvania 19010

William L. Van Alen, Jr.                  77,500 shares(13)            *
Cornerstone Entertainment, Inc.
P.O. Box 727
Edgemont, Pennsylvania 19028

Marconi Online Systems, Inc.           3,000,000 shares(14)          7.55%
120 Interstate North Parkway,
Suite 118
Atlanta, GA 30339

All Directors and Executive Officers
As a Group (11 persons)                2,706,288 shares(15)          6.81%

---------
*Less than one percent (1%)

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities. Shares of Common Stock issuable upon conversion of the Preferred Stock, or shares of Common Stock issuable upon exercise of options currently exercisable, or exercisable within 60 days of June 30, 2001, are deemed to be beneficially owned for purposes hereof.

(2) On June 30, 2001 there were 21,450,755 shares of Common Stock and 555,284 shares of Series A Preferred Stock issued and outstanding. For purposes of computing the percentages under this table, it is assumed that all shares of issued and outstanding Preferred Stock have been converted into 555,284 shares of Common Stock, that all of the options to acquire Common Stock which have been issued and are fully vested as of June 30, 2001 (or within 60-days of June 30, 2001) have been converted into 4,436,667 shares of Common Stock. For purposes of computing such percentages it has also been assumed that all of the remaining Purchase Warrants have been exercised for 8,233,028 shares of Common Stock; that all of the Senior Notes have been converted into 4,621,200 shares of Common Stock; and that all of the accrued and unpaid dividends on the Preferred Stock as of June 30, 2001 have been converted, into 462,115 shares of Common Stock. Therefore, for purposes of computing the percentages under this table, there are 39,759,049 shares of Common Stock issued and outstanding.

(3) Includes 380,000 shares of Common Stock issuable upon the exercise of options, 160,000 shares issuable upon conversion of Senior Notes, and 10,000 shares of Common Stock beneficially owned by his spouse. Does not include the right granted to Mr. Jensen under his Employment Agreement to receive eight percent (8%) of the issued and outstanding Common Stock upon the occurrence of a USA Transaction (as defined therein). See "Executive Employment Agreements".

(4) Includes 210,000 shares of Common Stock issuable to Mr. Herbert upon the exercise of options, and 1,000 shares of Common Stock beneficially owned by his child.

(5) Includes 170,000 shares of Common Stock issuable to Mr. Kolls upon the exercise of options, 18,000 shares of Common Stock owned by his spouse, and 24,000 shares issuable to his spouse upon conversion of her Senior Note.

(6) Includes 70,000 shares of Common Stock issuable to Mr. Maxwell upon the exercise of options.

(7) Includes 50,000 shares of Common Stock issuable to Mr. Lawlor upon exercise of options.

(8) Includes 5,500 shares of Common Stock issuable upon conversion of the 5,500 shares of Series A Preferred Stock. Includes 45,000 vested shares of Common Stock issuable upon exercise of options, and 16,000 shares issuable upon conversion of his Senior Note. Does not include any shares of Common Stock issuable upon conversion of any accrued and unpaid dividends in the Series A Preferred Stock.

(9) Includes 45,000 shares of Common Stock issuable upon exercise of options.

(10) Includes 42,213 shares of Common Stock held jointly with Mr. Lurio's spouse, 45,000 shares of Common Stock issuable upon exercise of options, and 24,000 shares issuable upon conversion of Senior Notes.

(11) Includes 21,245 shares of Common Stock owned by the Sellers Pension Plan of which Mr. Sellers is a trustee, 4,651 shares of Common Stock owned by Sellers Process Equipment Company of which he is a Director, and 9,929 shares of Common Stock owned by Mr. Seller's wife. Includes 60,500 shares of Common Stock issuable upon exercise of options, 40,000 shares issuable upon conversion of his Senior Notes.

(12) Includes 12,000 shares of Common Stock issuable upon conversion of the 12,000 shares of Preferred Stock beneficially owned by Mr. Smith. Includes 55,000 shares of Common Stock issuable upon exercise of options. Does not include any shares of Common Stock issuable upon conversion of any accrued and unpaid dividends on the Series A Preferred Stock.

(13) Includes 57,500 shares of Common Stock issuable to Mr. Van Alen upon exercise of options.

(14) Pursuant to the Alliance Agreement entered into between Marconi and USA on April 20, 2001, Marconi had the option to purchase up to 3,000,000 shares of Common Stock at $1.25 per share at any time through September 5, 2001. The option expired unexercised on that date.

(15) Includes all shares of Common Stock described in footnotes (2) through (13) above.

Preferred Stock

         The following table sets forth, as of June 30, 2001 the beneficial ownership of the Preferred Stock by the Company's directors and executive officers, as well as by the Company's directors and executive officers as a group. Except as set forth below, the Company is not aware of any beneficial owner of more than five percent of the Preferred Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Preferred Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.
                                      Number of Shares
Name and Address of                   of Preferred Stock           Percent
Beneficial Owner                      Beneficially Owned         of Class(l)
-------------------                   ------------------         -----------

Edwin R. Boynton
104 Leighton Avenue
Bryn Mawr, Pennsylvania 19010               5,500                     *

Henry B. duPont Smith
350 Mill Bank Road
Bryn Mawr, Pennsylvania 19010              12,000(2)                 2.2%

All Directors and
Executive Officers
As a Group (11 persons)                    17,500                    3.2%
--------------
*Less than one percent (1%)

(1) There were 555,284 shares of Preferred Stock issued and outstanding as of June 30, 2001.

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

         In July 1999, the Company extended the expiration dates until June 30, 2001 of the options to acquire Common Stock held by the following directors, officers, and employees: Adele Hepburn - 77,000 options; H. Brock Kolls - 20,000 options; Henry duPont Smith - 10,000 options; William Sellers - 15,500 options; Peter Kapourelos - 17,000 otions; and William Van Alen - 12,500 options. All of the foregoing options would have expired in the first two calendar quarters of the year 2000 or the first calendar quarter of year 2001. In February, 2001, all these options were further extended until June 30, 2003, and in addition the expiration dates of the following additional options were also extended to June 30, 2003: H. Brock Kolls - 20,000 options; Stephen Herbert - 40,000 options; Michael Lawlor - 3,750 options; George Jensen - 200,000 options.

         During the fiscal year ended June 30, 2000 and June 30, 2001, the Company paid Lurio & Associates, P.C., of which Mr. Lurio is President, professional fees of approximately $196,000 and $220,000 respectively, for legal services rendered to the Company by such law firm.

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

         In August 1999, the Company issued to Leland P. Maxwell, Chief Financial Officer of the Company, an aggregate of 10,500 shares of Common Stock. Such Common Stock was issued in exchange for services rendered or to be rendered to the Company by Mr. Maxwell. The shares of Common Stock were valued at $2.00 per share, the closing bid price on the date of the grant. The Company has agreed to register these shares under the Act.

         In August 1999, the Company issued to Michael Lawlor, Vice President of the Company, an aggregate of up to 25,000 shares of Common Stock. Such Common Stock was issued in exchange for services rendered and to be rendered to the Company by Mr. Lawlor. The shares of Common Stock were valued at $2.00 per share, the closing bid price on the date of the grant. The Company has registered these shares under the Act.

         In August 1999, the Company also issued to Mr. Lawlor fully vested options to acquire up to 20,000 shares of Common Stock at $2.00 per share. The options are exercisable at any time within five years following issuance. The Company has agreed to register under the Act the Common Stock underlying the options for resale by Mr. Lawlor.

         In August 1999, the Company issued to Joseph Donahue, Vice President of the Company, an aggregate of 15,000 shares of Common Stock. Such Common Stock will be issued in exchange for services to be rendered to the Company by Mr. Donahue. The shares of Common Stock were valued at $2.00 per share, the closing bid price on the date of the grant. The Company has agreed to register these shares under the Act.

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

         In April, 2000, the Board of Directors authorized the Company to issue up to 25,000 shares of Common Stock to current or future employees, directors or consultants as compensation or bonus. Through June 30, 2001, all shares have been issued.

         In October 2000, the Company issued to George R. Jensen, Jr., fully vested options to acquire up to 200,000 shares of Common Stock at $1.50 per share. The options were exercisable at any time within two years following issuance. In February 2001, the Company extended the expiration date of these options until June 30, 2003.

         In February 2001, the Board of Directors granted a total of 300,000 options to purchase Common Stock at $1.00 per share to outside members of the Board. Of these, 120,000 options vested immediately; 90,000 options vested on June 30, 2001; and 90,000 will vest on June 30, 2002. The options may be exercised at any time within five years following the vesting.

         In April 2001, the Company issued the following options to purchase an aggregate of 360,000 shares of Common Stock to its executive officers as follows: George R. Jensen, Jr. - 100,000; Stephen P. Herbert - 80,000 options; Haven Brock Kolls - 80,000 options; Leland Maxwell - 50,000 options; and Michael Lawlor - 50,000 options. Each option is exercisable at $1.00 per share at any time within five years following vesting. The options vest one-third in October 2001, one-third in July 2002 and the balance in April 2003. The Company also issued the following shares of Common Stock to its executive officers as follows: George R. Jensen, Jr. - 125,000 shares; Stephen P. Herbert - 120,000 shares; Haven Brock Kolls - 87,000 shares; Leland Maxwell - 39,500 shares; and Michael Lawlor - 34,500 shares.

         In September 2001, the Company paid a bonus to Adele Hepburn in the amount of $200,000 consisting of 33.33 units of the 2001-B private placement offering which closed on September 14, 2001.

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         a. Financial Statements filed herewith at Item 7 hereof Include balance sheets at June 30, 2001 and 2000 and statements of operations, shareholders' deficit, and cash flows, for the years ended June 30, 2001 and 2000. All other schedules for which provision is made in regulation S-B of the Commission are not required under the related instruction or are not applicable and therefore have been omitted.

         b. During the last quarter of the fiscal year ended June 30, 2001, the Company filed a Form 8-K on April 24, 2001 and June 4, 2001 (as updated on September 25, 2001), each reporting an event under
             Item 5.

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

            4.5        Form of 1997 Warrant (Incorporated by reference to
                       Exhibit 4.1 to Form SB-2 Registration Statement No. 333-38593, filed February 4, 1998).

            4.6        Form of 12% Senior Note (Incorporated by reference to
                       Exhibit 4.6 to Form SB-2 Registration Statement No. 333-81591).

            4.7        Warrant Certificate of I. W. Miller Group, Inc.
                       (Incorporated by reference to Exhibit 4.7 to Form SB-2 Registration Statement No. 84513).

            4.8        Warrant Certificate of Harmonic Research, Inc.
                       (Incorporated by reference to Exhibit 4.8 to Form SB-2 Registration Statement No. 333-84513).

            4.9 Registration Rights Agreement dated August 3, 2001 by and between the Company and La Jolla Cove Investors, Inc.

            4.10 Securities Purchase Agreement dated August 3, 2001 between the Company and La Jolla Cove Investors, Inc.

            4.11 Form of Conversion Warrants to be issued by the Company to La Jolla Cove Investors, Inc.

            4.12 $225,000 principal amount 9 3/4% Convertible Debenture dated August 3, 2001 issued by the Company to La Jolla Cove Investors, Inc.

            4.13 Warrant certificate dated July 11, 2001 from the Company to La Jolla Cove Investors, Inc.

            4.14 August 2, 2001 letter from La Jolla Cove Investors, Inc. to the Company

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

            10.4.2 Third Amendment to Employment and Non-Competition Agreement between the Company and H. Brock Kolls dated Agreement between the Company and H. Brock Kolls dated February 22, 2000 (Incorporated by reference to Exhibit
                       10.3 to Form S-8 Registration Statement No. 333-341006).

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

            10.35 Agreement for Wholesale Financing and Addendum for Scheduled Payment Plan with IBM Credit Corporation dated May 6, 1999 (Incorporated by reference to Exhibit 10.40 to Form 10KSB for the fiscal year ended June 30, 1999).

            10.36 Agreement dated August 29, 2001 between the Company and United Taxi Alliance (Incorporated by reference to
                       Exhibit 10.1 to Form 8-K filed September 25, 2001).

            23         Consent of Ernst & Young LLP, Independent Auditors

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

Signatures                                     Title                              Date
----------                                     -----                              ----
/s/ George R. Jensen, Jr.         Chairman of the Board of Directors,       September 28, 2001
----------------------------      Chief Executive Officer
George R. Jensen, Jr.             (Principal Executive Officer)

/s/ Leland P. Maxwell             Vice President and Chief Financial        September 28, 2001
----------------------------      Officer (Principal Accounting Officer)
Leland P. Maxwell

/s/ William W. Sellers            Director                                  September 28, 2001
----------------------------
William W. Sellers

/s/ Stephen P. Herbert            Director                                  September 28, 2001
----------------------------
Stephen P. Herbert

/s/ William L. Van Alen, Jr.      Director                                  September 28, 2001
----------------------------
William L. Van Alen, Jr.

/s/ Douglas M. Lurio              Director                                  September 28, 2001
--------------------------
Douglas M. Lurio

                                  Director                                  September __, 2001
--------------------------
Steven Katz

                                  Director                                  September __, 2001
--------------------------
Henry B. duPont Smith

                                  Director                                  September __, 2001
--------------------------
Edwin R. Boynton