Form 10QSB
period 2001-09-30
USA TECHNOLOGIES INC
filed 2001-11-14
CIK 896429

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 1O-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2001
                                ------------------------------------------------

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

As of November 9, 2001, there were 30,923,242 shares of Common Stock, no par value, outstanding.

                             USA TECHNOLOGIES, INC.


                                      INDEX

                                                                      PAGE NO.

Part I - Financial Information

         Item 1. Financial Statements (Unaudited)

         Balance Sheets - September 30, 2001 and June 30, 2000           1

         Statement of Operations - Three months ended
         September 30, 2001 and 2000                                     2

         Statement of Shareholders' Deficit - September 30, 2001         3

         Statement of Cash Flows - Three months ended
         September 30, 2001 and 2000                                     5

         Notes to Financial Statements                                   6

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             9

Part II - Other Information

         Item 2.  Changes in Securities                                 13

         Item 6.  Exhibits and Reports on Form 8-K                      14

         Signatures                                                     15

                             USA Technologies, Inc.
                                 Balance Sheets

                                                                               September 30,              June 30,
                                                                                    2001                    2001
                                                                                ------------           ------------
                                                                                (Unaudited)               (Note 2)
Assets
Current assets:
    Cash and cash equivalents                                                   $    939,268           $    817,570
    Accounts receivable                                                              130,339                 64,752
    Inventory                                                                        745,924                560,410
    Prepaid expenses and other current assets                                        732,908                428,825
    Subscriptions receivable                                                         130,000                 29,000
                                                                                ------------           ------------
Total current assets                                                               2,678,439              1,900,557

Property and equipment, net of accumulated
  depreciation of $754,734 at September 30, 2001
  and $672,913 at June 30, 2001                                                      683,538                761,324
Software development costs                                                         3,866,130              3,087,415
Other assets                                                                          31,765                 31,765
                                                                                ------------           ------------
Total assets                                                                    $  7,259,872           $  5,781,061
                                                                                ============           ============
Liabilities and shareholders'deficit
Current liabilities:
    Accounts payable                                                            $  2,865,284           $  2,607,570
    Accrued expenses                                                                 826,632              1,355,595
    Equipment line of credit                                                          42,132                 45,785
    Convertible Senior Notes                                                         225,852                211,704
    Current obligations under capital leases                                          74,030                 70,446
                                                                                ------------           ------------
Total current liabilities                                                          4,033,930              4,291,100

Convertible Senior Notes, less current portion                                     4,009,538              4,236,281
Convertible Debenture, net of discount                                                18,750                   --
Obligations under capital leases, less current portion                                33,669                 53,577
                                                                                ------------           ------------
Total liabilities                                                                  8,095,887              8,580,958

Shareholders' deficit:
   Preferred Stock, no par value:
     Series A Convertible Preferred:
        Authorized shares - 1,800,000; issued and outstanding shares -
            550,959 at September 30, 2001 and 555,284 at
            June 30, 2001 (liquidation preference of $10,582,879 at
            September 30, 2001)                                                    3,902,632              3,933,253
   Common Stock, no par value:
     Authorized shares - 62,000,000
     Issued and outstanding shares - 27,446,388 at
            September 30, 2001 and 21,450,755
            at June 30, 2001                                                      37,222,233             32,977,922
   Deferred compensation and other                                                  (455,250)              (502,000)
   Accumulated deficit                                                           (41,505,630)           (39,209,072)
                                                                                ------------           ------------
Total shareholders' deficit                                                         (836,015)            (2,799,897)
                                                                                ------------           ------------
Total liabilities and shareholders' deficit                                     $  7,259,872           $  5,781,061
                                                                                ============           ============


See accompanying notes.

                             USA Technologies, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                      Three months ended
                                                         September 30,
                                                  2001                 2000
                                            -----------------------------------
Revenues:
    Equipment sales                         $    201,896           $    242,798
    License and transaction fees                 163,851                163,961
                                            -----------------------------------
Total revenues                                   365,747                406,759

Operating expenses:
    Cost of sales                                213,034                250,506
    General and administrative                 1,131,207                835,486
    Compensation                                 902,092                592,029
    Depreciation and amortization                 81,821                 32,823
                                            -----------------------------------
Total operating expenses                       2,328,154              1,710,844
                                            -----------------------------------
                                              (1,962,407)            (1,304,085)
Interest income (expenses):
    Interest income                                2,756                 28,684
    Interest expense:
         Coupon or stated rate                  (166,497)              (128,546)
         Non-cash amortization of               (278,656)              (234,712)
           debt discount
         Less: Amounts capitalized               147,166                 23,249
                                            -----------------------------------
Total interest expense                          (297,987)              (340,009)

                                            -----------------------------------
Total interest income (expense)                 (295,231)              (311,325)
                                            -----------------------------------
Net loss                                      (2,257,638)            (1,615,410)

Cumulative preferred dividends                  (413,219)              (421,833)
                                            -----------------------------------
Loss applicable to common shares            $ (2,670,857)          $ (2,037,243)
                                            ===================================
Loss per common share (basic and
  diluted)                                  $      (0.11)          $      (0.14)
                                            ===================================
Weighted average number of common
  shares outstanding (basic and
  diluted)                                    24,448,579             14,329,248
                                            ===================================

See accompanying notes.

                             USA Technologies, Inc.
                       Statement of Shareholders' Deficit
                                   (Unaudited)

                                                    Series A
                                                   Convertible                       Deferred
                                                    Preferred        Common        Compensation     Accumulated
                                                      Stock           Stock         and Other         Deficit              Total
                                                 -----------------------------------------------------------------------------------
Balance, June 30, 2001                           $  3,933,253    $ 32,977,922    $   (502,000)      $(39,209,072)      $ (2,799,897)
Conversion of 4,325 shares of  Preferred
   Stock to 4,325 shares of Common Stock              (30,621)         30,621            --                 --                 --
Conversion of $38,920 of cumulative
   preferred dividends into 3,892 shares of
   Common Stock at $10.00 per share                      --            38,920            --              (38,920)              --
Issuance of 150,000  Common Stock Warrants
   in exchange for professional services                 --            55,500            --                 --               55,500
Issuance of 200,000 Common Stock Options in
   exchange for professional services                    --            66,000            --                 --               66,000
Issuance of 378,000 shares of Common Stock
   from the conversion of $472,500 of the
   2000 12% Senior Notes at $1.25 per share              --           472,500            --                 --              472,500
Exercise of 30,000 Common Stock warrants at
   $1.00 per share                                       --            30,000            --                 --               30,000
Compensation expense related to deferred
   stock awards                                          --              --            25,750               --               25,750
Expense associated with options issued to
   distributor                                           --              --            21,000               --               21,000
Issuance of warrant to purchase 500,000
   shares of Common Stock at $1.00 per
   share, net of offering costs of $3,500                --            46,500            --                 --               46,500
Issuance of 4,726,040 shares of Common
   Stock in connection with the 2001-B
   Private Placement, net of offering costs
   of $108,630                                           --         2,799,284            --                 --            2,799,284
Issuance of 735,502 shares of Common
   Stock in connection with the 2001-C
   Private Placement, net of offering costs
   of $12,675                                            --           408,769            --                 --              408,769
Debt discount relating to beneficial
   conversion feature on the $225,000
   Convertible Debentures                                --           225,000            --                 --              225,000
Issuance of 117,874 shares of Common Stock
   in lieu of cash payment for interest on
   the 2000 12% Convertible Senior Note
   Offering                                              --            59,217            --                 --               59,217
Other                                                    --            12,000            --                 --               12,000
Net loss                                                 --              --              --           (2,257,638)        (2,257,638)
                                                 -----------------------------------------------------------------------------------
Balance, September 30, 2001                      $  3,902,632    $ 37,222,233    $   (455,250)      $(41,505,630)      $   (836,015)
                                                 ===================================================================================

See accompanying notes.

                             USA Technologies, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                      Three months ended September 30,
                                                                                          2001                 2000
                                                                                     ----------------------------------
Operating activities
Net loss                                                                             $(2,257,638)          $(1,615,410)
Adjustments to reconcile net loss to net cash
  used in operating activities:
       Charges incurred in connection with Stock awards and the issuance of
       Common Stock and Common Stock Purchase Warrants                                   889,558                46,025
       Interest / amortization relating to Senior Notes and Convertible
       Debentures                                                                        278,656               211,463
       Issuance of Common Stock in lieu of cash payments for interest on                  59,217                    --
       Senior Note
       Depreciation                                                                       81,821                45,597
       Changes in operating assets and liabilities:
          Accounts receivable                                                            (65,587)               57,715
          Inventory                                                                     (185,514)             (156,492)
          Prepaid expenses, deposits, and other assets                                     7,311               154,133
          Accounts payable                                                               257,714              (136,391)
          Accrued expenses                                                              (528,964)              219,505
                                                                                     ----------------------------------
Net cash used in operating activities                                                 (1,463,426)           (1,173,855)

Investing activities
Purchase of property and equipment                                                        (4,035)             (197,469)
Increase in software development costs                                                  (778,715)             (337,463)
                                                                                     ----------------------------------
Net cash used in investing activities                                                   (782,750)             (534,932)

Financing activities
Net proceeds from issuance of Common Stock and
    exercise of Common Stock warrants and options                                      2,263,851             1,163,279
Proceeds from issuance of Convertible Debenture                                          100,000                    --
Net repayment of equipment line of credit                                                 (3,653)              (14,724)
Collection of subscriptions receivable                                                    24,000                12,199
Repayment of principal on capital lease obligations                                      (16,324)               (1,854)
                                                                                     ----------------------------------
Net cash provided by financing activities                                              2,367,874             1,140,000
                                                                                     ----------------------------------

Net increase (decrease) in cash and cash equivalents                                     121,698              (568,787)
Cash and cash equivalents at beginning of year                                           817,570             1,859,360
                                                                                     ----------------------------------
Cash and cash equivalents at end of period                                           $   939,268           $ 1,290,573
                                                                                     ==================================

Supplemental disclosures of cash flow information:
      Conversion of Convertible Preferred Stock to Common Stock                      $    30,621           $    28,320
                                                                                     ==================================
      Conversion of Cumulative Preferred Dividends to Common Stock                   $    38,920           $    33,000
                                                                                     ==================================
      Conversion of Senior Notes to Common Stock                                     $   472,500           $     7,482
                                                                                     ==================================
      Transfer of depreciation to cost of sales                                      $    16,590           $    12,774
                                                                                     ==================================
      Cash paid for interest                                                         $   166,497           $   128,546
                                                                                     ==================================
      Prepaid stock compensation                                                     $   311,394           $        --
                                                                                     ==================================
      Subscriptions receivable                                                       $   125,000           $   700,000
                                                                                     ==================================
      Transfer of inventory to property and equipment                                $        --           $    15,110
                                                                                     ==================================

See accompanying notes.

                             USA TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)


1.     Business

       USA Technologies, Inc. provides unattended, cashless payment / control systems and associated network and financial services for the copy, fax, debit card, smart card, vending, laundry and personal computer industries. The Company's devices make available credit and debit card and other payment methods in connection with the sale of a variety of products and services. Customers are located primarily in the continental United States. The Company also has installations in Alaska, Hawaii, Puerto Rico and Europe. Sample customers include major hotel chains, consumer package goods companies, information technology companies, vending operators. Distribution and Strategic partners include International Business Machines, Marconi plc., DoubleClick, Xerox and Sprint. The Company generates its revenues from the direct sale of its control systems and the resale of configured business equipment utilizing its control systems, as well as by network fees and a percentage of the monies generated from all credit card transactions conducted through its control systems.

       The Company has developed and commenced shipping of its next generation of cashless control/payment systems, network and financial services (e-Port(TM)). Current e-Port(TM) shipments include capabilities for credit card processing, tracking of vending inventory, wireless communication and reporting of this inventory data to a monitoring station. New networking and financial services capabilities currently being delivered via USALive(TM) to customers include electronic transfer of funds and transaction reports to customers. e-Port(TM) terminal and USALive network capabilities currently in beta and targeted for shipment to certain customers late fiscal Q2 include interactive advertising, web based transaction reporting and terminal management, acceptance of other forms cashless payment systems.

       As of September 30, 2001, the Company had a total installed base located at various hotels, libraries, and vending machine locations throughout the United States, consisting of 1,566 control systems, distributed as follows:
964 Business Express(R) or MBE Business Express(TM) control systems, 171 Business Express(R) Limited Service (LSS) control systems, 20 Copy Express(TM) control systems, 10 Debit Express(TM) control systems, 4 Fax/Printer Express(TM) control systems, 6 Public PC(TM) control systems and 187 standalone TransAct(TM) control systems, 60 systems in placements of office equipment, and 144 non web enabled e-Port(TM) control systems. The total Business Express(R) or MBE Business Express(TM), LSS, Copy Express(TM), Debit Express(TM), Fax/Printer Express(TM), Public PC(R), TransAct(TM) and e-Port(TM) locations as of September 30, 2001 is 468, compared to 394 locations as of September 30, 2000.


2.     Accounting Policies

       Interim Financial Information

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results for the three month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001.

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

       Software Development Costs

       The Company capitalizes software development costs that are incurred subsequent to the establishment of the software's technological feasibility and up to the product's availability for general release to the Company's customers. Through September 30, 2001, the Company has capitalized approximately $3.9 million of such costs relating to the development of the e-Port(TM) network. Amortization of such capitalized costs will be the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or
(ii) the straight line method over the remaining estimated economic life of the product, including the period being reported on. Amortization of such costs will commence when the software becomes available for general release and use by the Company's customers which is expected to occur in the second or third quarter of fiscal 2002. The Company anticipates capitalization of an additional $600,000 during fiscal 2002 prior to release of the basic networked, internet capable e-Port(TM) to the marketplace, and an additional amount thereafter for enhancements to the basic network. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility have been expensed as incurred.

       Loss Per Common Share

       Basic earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing income
(loss) applicable to common shares by the weighted average common shares outstanding for the period plus the dilutive effect (unless such effect is anti-dilutive) of equity instruments. No exercise of stock options, purchase rights, stock purchase warrants, or the conversion of senior notes, debentures, preferred stock, or cumulative preferred dividends was assumed for all periods presented because the assumed exercise of these securities would be antidilutive.


3.     Financing Activities

       During the quarter, the Company completed a $4,509,554 private placement offering (the "2001-B" offering), consisting of 7,395,440 shares of restricted Common Stock to accredited investors. For each share purchased, the Company issued a Common Stock purchase warrant to purchase two shares of restricted Common Stock for $0.50 per share. Half of the warrants are exercisable at any time through December 31, 2001, with the other half exercisable until June 30, 2002. A total of $3,693,694 (6,156,157 shares) of the Common Stock was sold for cash, and $815,860 (1,239,283 shares) of the Common Stock was issued in exchange for services.

       During the quarter, the Company initiated a private placement offering (the "2001-C" offering), consisting of up to 4,500,000 shares of restricted Common Stock at $0.50 per share to accredited investors. For each share purchased, the Company will issue a Common Stock purchase warrant to purchase one share of restricted Common Stock for $0.50 per share at any time through March 31, 2002. Through September 30, 2001, the Company issued 735,502 shares of Common Stock in connection with this Offering, generating proceeds before offering costs of $421,444. Of this amount, $186,443 are for services and $235,001 are for cash proceeds, which have been deposited by the Company.

       During the quarter, the Company sold a $225,000 9 3/4% Convertible Debenture with a maturity date two years following issuance, to a private investment company. Of this, $100,000 was received during the current quarter and the remaining $125,000 was received subsequent to September 30, 2001. The debenture may be converted into Common Stock at any time prior to maturity at a price per share equal to the lower of $1.00 or 80% of the lowest market price during the twenty trading days immediately prior to the conversion. In addition, the investor is entitled to receive additional Common Stock purchase warrants equal to ten times the number of Common shares converted from the debenture. The Company also issued to this investor fully vested warrants to purchase up to 500,000 shares of Common Stock at a price per share equal to the lower of $1.00 or 80% of the lowest market price during the twenty trading days immediately prior to the purchase. For this right, the Company received a non-refundable payment of $50,000 which can be applied on a pro-rata basis toward the exercise price of the 500,000 Warrants. The proceeds received were allocated to the debt and equity instruments issued based on their relative fair values on the date of the issuance.

       In September, 2001, the Company lowered the price to $.50 from $1.00 at which shares of Common Stock may be purchased by holders of the 12% Convertible Senior Note due December 31, 2003, for those holders who wish to receive Common Stock in lieu of their quarterly cash interest payments for the quarters ending September 30, 2001 and December 31, 2001.

4.     Stock Options, Warrants, Purchase Rights and Shares Outstanding

       During the quarter, the Company issued 400,000 options to employees or consultants at $0.70 per share, which approximated the market price at the time of the grant. The options vested immediately and are exercisable at any time on or before June 30, 2003. In addition, the Company issued 150,000 fully vested warrants to a marketing and financial consultant in exchange for consulting services rendered and to be rendered in the future. The warrants may be exercised at any time within two years of issuance, at $0.70 per share.

       As of September 30, 2001, 3,000,000 options that had been issued to Marconi expired unexercised, and 1,000,000 warrants that had been issued to Automated Merchandising Systems also expired unexercised on September 30, 2001.

       As of September 30, 2001, there were 2,276,667 options outstanding to purchase Common Stock at exercise prices ranging from $0.50 to $5.00 per share, of which 1,826,667 were vested, and 17,945,210 shares of Common Stock issuable upon exercise of 17,945,210 Common Stock warrants. On a fully diluted basis, including the outstanding Common Stock, and the conversion into Common Stock of all options, warrants and other convertible securities (assuming such conversions occurred on September 30, 2001), the Company would have 55,469,760 common shares outstanding at September 30, 2001.


5.     Subsequent Events

       Subsequent to September 30, 2001 and through November 12, 2001, the Company has deposited $356,010 of the 2001-C private placement. Through November 12, 2001, the total private placement of $2,190,430 consists of $591,011 deposited, $403,005 sold in lieu of cash payment for services rendered and to be rendered to the Company, and $1,196,414 in subscriptions receivable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

       This Form 10-QSB contains certain forward looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," "expects," "anticipates," or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company's actual results to differ materially from those projected, include, for example
(i) the ability of the Company to generate sufficient sales to generate operating profits, or to sell products at a profit, (ii) the ability of the Company to raise funds in the future through sales of securities, including but not limited to the exercise of outstanding options and warrants, (iii) whether the Company is able to enter into binding agreements with third parties to assist in product or network development, (iv) the ability of the Company to commercialize its developmental products including the e-Port(TM), or if actually commercialized, to obtain commercial acceptance thereof, (v) the ability of the Company to compete with its competitors to obtain market share,
(vi) the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations, (vii) the ability to collect its subscriptions receivable, or (viii) the ability to locate and acquire suitable acquisition opportunities, and if acquired, the ability of any such businesses to generate operating profits. Although the Company believes that the forward looking statements contained herein are reasonable, it can give no assurance that the Company's expectations will be met.

Results of Operations

       The fiscal quarter ended September 30, 2001 resulted in a net operating loss of $2,257,638 compared to a net operating loss of $1,615,410 for the fiscal quarter ended September 30, 2000. Losses are projected to continue until sufficient revenue is generated from equipment sales and licensing fees from the Company's proprietary technology.

       Revenues were $365,747 compared to $406,759 from the previous year's fiscal quarter. This $41,012 or 10% decrease was due to a decrease in equipment sales of the same amount, as sales from license fees remained consistent with the September quarter of the prior year. Revenue is still well below the level required for the Company to be profitable.

       Cost of sales for the period included labor and equipment of $213,034, a decrease of $37,472 or 15% compared to the same period during the prior year. This decrease is directly attributable to the decrease in equipment sales described above.

       General and administrative expenses of $1,131,207 increased by $295,721 or 35% from the same quarter last year. The increase was due principally to increases in spending for consulting and public relations services of $523,771 (of which $503,520 was non-cash), and increases in professional fees of $76,547, partially offset by decreases in spending for legal services of $182,092, primarily related to the MBE litigation which has been settled, advertising of $42,491, outside services of $41,841, and promotional expense of $37,906.

       Compensation expense of $902,092 increased by $310,063 or 52%, of which $266,300 was due to increases in non cash compensation.

       The interest expense decrease of $42,022 was primarily due to the capitalization of software development interest costs associated with the Company's spending to develop its e-Port(TM) network, partially offset by smaller increases in cash interest payments and the amortization of the debt discount. Depreciation expense increased from $32,823 to $81,821, largely due to an increase in the depreciable asset base.

       Of the total of $2,623,385 of operating and other expenses for the quarter, $1,315,128 were non-cash expenses, primarily consulting, public relations, employee compensation, depreciation, amortization, and interest.

Plan of Operations

       During the quarter the Company sold e-Port terminals and network services and continued its work towards commercialization of additional new e-Port(TM) products and services. The Company also continued development of its distribution channels, strategic partnerships, and current and future customers. e-Port(TM) terminals are currently being sold and additional inventory is expected to be delivered in the next quarter. Current e-Port(TM) shipments include capabilities for credit card processing, tracking of vending inventory, wireless communication and reporting of this inventory data to a monitoring station. New networking and financial services capabilities currently being delivered via USALive(TM) to customers include electronic transfer of funds and transaction reports to customers. e-Port(TM) terminal and USALive network capabilities currently in development and testing and targeted for shipment to certain customers in the near future include internet capability, interactive advertising, web based transaction reporting and terminal management, and acceptance of other forms of cashless payment systems.

       The Company is marketing its products through its full-time sales staff consisting of six salespeople, approximately 25 authorized resellers, and numerous office equipment and vending OEMs, either directly to customer locations or to management companies servicing these locations. Strategic partnerships and demonstration programs with key distributors continue to be pursued and developed. Among these partnerships is the Teaming Agreement signed with IBM in June, 2001, which has already generated IBM participation in developing market strategies and in identifying specific customer opportunities with numerous Fortune 100 consumer package goods, retail, pharmaceutical and large vending companies. Applications for e-Port(TM) are believed to exist in a wide variety of point of sale locations including retail, coin operated laundrymats, car wash centers, postage machine dispensers and even possibly gas pumps. In September, 2001, the Company signed a contract with United Taxi Alliance, a newly formed non-profit organization, for the installation of up to 15,000 e-Ports(TM) over a three year period in taxis and a fleet of limousines based in New York City.

       In October 2001, the Company unveiled enhancements to its e-Port(TM) and the USALive(TM) network to the vending industry at Fall NAMA, the vending industry's semi-annual trade show event. Enhancements include mobile commerce technology permitting access to vending machines through customer cell phones; proprietary wireless technology allowing for low cost, highly reliable connectivity via existing customer telephone connections; and capability for customers to manage their own e-Port locations and access vending machine data and transaction data on the web. The e-Port(TM) was demonstrated in the booths of seven different vending machine manufacturers, and the Company received sales orders for our e-Port(TM) at the show. From the inception of e-Port(TM) shipments to date, the Company has delivered e-Ports to or taken orders from 70 separate customers, many of them on behalf of very large corporations with well-known brand names. Based upon current and near term product availability and customer prospects, the Company expects to report improved sales in the future.

       A merchant banker has been retained by the Company to help it plan and execute the growth of the Company. We are currently in negotiations to acquire a profitable business unit of a multinational company with complementary technology, products, services and customers. The Company is also pursuing other possible other acquisitions which should build upon the current foundation of technology, partnerships and customers. If completed, these acquisitions are anticipated to increase potential market applications and increase near term revenues of the Company.

Liquidity and Capital Resources

       For the quarter ended September 30, 2001, there was a net increase in cash of $121,698. This was attributable to $1,463,426 of cash used in operating activities, $782,750 of cash used for investing activities, principally software development cost for the new web enabled e-Port(TM) network, offset by cash provided by financing activities of $2,367,874 primarily from the issuance of Common Stock. The cash used in operating activities consisted of the operating loss of $2,257,638, plus unfavorable changes of $515,040 in operating assets and liabilities, partially offset by $889,558 in non cash charges from the issuance of stock and warrants, and $278,656 of non cash amortization of debt discount. As of September 30, 2001, total cash on hand was $939,268, and the working capital deficit was $1,355,491, of which $745,924 was invested in inventory.

       During the quarter, the Company initiated a private placement offering (the "2001-C" offering), consisting of shares of restricted Common Stock at $0.50 per share to accredited investors. For each share purchased, the Company will issue a Common Stock purchase warrant to purchase one share of restricted Common Stock for $0.50 per share at any time through March 31, 2002. This offering was completed on October 19, 2001 with a total of 4,212,350 shares subscribed for. Through November 12, 2001, the Company has deposited $591,011 of the placement. The remainder of the total private placement of $2,190,430 consists of $403,005 sold in lieu of cash payment for services rendered and to be rendered to the Company, and $1,196,414 in subscriptions receivable.

       Cash inflows could potentially be generated by exercise of as many as 7.4 million warrants at $0.50 per warrant by the end of December 2001; 4.2 million warrants at $0.50 per warrant by the end of March, 2002; and 7.4 million warrants at $0.50 per warrant by the end of June, 2002. If all these securities were exercised, a total of approximately $9.5 million in gross proceeds would be received by the Company.

       The Company's ability to meet its future obligations is dependent upon the success of its products in the marketplace and its ability to raise capital, which may not be readily available, until the Company's products can generate sufficient operating revenues. These factors raise doubt about the Company's ability to continue as a going concern. The Company believes that proceeds from the potential exercise of outstanding warrants and options, and from additional equity or debt offerings, plus revenues from its business, would be sufficient to fund operations and investing activities until at least through the end of the fiscal year. However, there can be no assurance that any such additional sales of securities could be made by the Company, or that its subscriptions receivable could be collected, or that increased revenues would result from its business activities. Under such circumstances, the Company may cease to be a going concern or may have to reduce its operations.

Part II - Other Information

Item 2.  Changes in Securities

       During the quarter, the Company sold a $225,000 9 3/4% Convertible Debenture with a maturity date two years following issuance, to a private investment company. The debenture may be converted into Common Stock at any time prior to maturity at a price per share equal to the lower of $1.00 or 80% of the lowest market price during the twenty trading days immediately prior to the conversion. In addition, the investor is entitled to receive additional Common Stock purchase warrants equal to ten times the number of common shares converted from the debenture. The Company also issued to this investor fully vested warrants to purchase up to 500,000 shares of Common Stock at a price per share equal to the lower of $1.00 or 80% of the lowest market price during the twenty trading days immediately prior to the purchase. The Company issued these securities pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended ("Act"). The Company has agreed at its cost and expense to use its best efforts to register the Common Stock underlying the debenture and warrants for resale by the holder under the Act.

       In August, 2001, the Company granted to a consultant fully vested warrants to purchase up to 150,000 shares of Common Stock at $0.70, in return for services rendered or to be rendered to the Company. The Company issued the warrants pursuant to the exemption from registration set forth in Section 4(2) of the Act. The Company has agreed at its cost and expense to use its best efforts to register the Common Stock underlying the warrants for resale by the holder under the Act.

       During the quarter, the Company completed a $4,509,554 private placement offering (the "2001-B" offering), consisting of 7,395,440 shares of restricted Common Stock to accredited investors. For each share purchased, the Company issued a Common Stock purchase warrant to purchase two shares of restricted Common Stock for $0.50 per share. The securities were issued pursuant to the exemption from registration set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. The Company has agreed at its cost and expense to use its best efforts to register the Common Stock as well as the Common Stock underlying the warrants for resale by the holder under the Act.

       During the quarter, the Company initiated a private placement offering (the "2001-C" offering), consisting of up to 4,500,000 shares of restricted Common Stock at $0.50 per share to accredited investors. For each share purchased, the Company will issue a Common Stock purchase warrant to purchase one share of restricted Common Stock for $0.50 per share at any time through March 31, 2002. The securities were issued pursuant to the exemption from registration set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. The Company has agreed at its cost and expense to use its best efforts to register the Common Stock as well as the Common Stock underlying the warrants for resale by the holder under the Act. Through September 30, 2001, signed subscription agreements of $421,444 have been received, of which $186,443 are for services rendered or to be rendered to us, and $235,001 are for cash which has been deposited by the Company.

       During the quarter, 117,874 shares of Common Stock were issued to certain 12% Senior Note Holders, in lieu of cash payment, for interest earned on the Notes during the quarter. Such Note holders elected to receive Common Stock at the rate of one share per $0.50 of interest earned. Such shares of Common Stock were issued pursuant to the exemption from registration set forth in Section 3(a)(9) of the Act.

       During the quarter, the Company issued 4,325 shares of Common Stock upon the conversion of 4,325 shares of Series A Preferred Stock and issued 3,892 shares of Common Stock upon the conversion of $38,920 of cumulative dividends accrued and unpaid on the aforesaid shares of Preferred Stock. Such shares of Common Stock were issued pursuant to the exemption from registration set forth in Section 3(a)(9) of the Act.

       During the quarter, the Company granted to an employee and two consultants, fully vested options to purchase up to 400,000 shares of Common Stock for $0.70 at any time on or before June 30, 2003. The Company issued the options pursuant to the exemption from registration set forth in Section 4(2) of the Act. The Company has agreed at its cost and expense to use its best efforts to register the Common Stock underlying the options for resale by the holder under the Act.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.  None.

         (b) Reports on Form 8-K. During the quarter, a Report of Form 8-K was filed on July 2, 2001 and on September 25, 2001, each reporting an event under
Item 5.

                                   Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           USA TECHNOLOGIES, INC.

Date:  November 14, 2001                   /s/ George R. Jensen, Jr.
                                           --------------------------------
                                           George R. Jensen, Jr., Chairman,
                                           Chief Executive Officer

Date:   November 14, 2001                  /s/ Leland P. Maxwell
                                           ----------------------------------
                                           Leland P. Maxwell, Senior Vice
                                           President, Chief Financial Officer