Form 10QSB
period 2001-12-31
USA TECHNOLOGIES INC
filed 2002-02-19
CIK 896429

                     U.S. SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 1O-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2001
                              -------------------

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

                         Commission file number 33-70992

                             USA Technologies, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Pennsylvania                                               23-2679963
---------------------------------------------                 ------------------------------------
(State or other jurisdiction of incorporation                 (I.R.S. employer Identification No.)
             or organization)

200 Plant Avenue, Wayne, Pennsylvania                             19087
-------------------------------------                             -----
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, area code first.           (610)-989-0340
                                                           --------------


Check whether the Registrant has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of February 15, 2002, there were 35,399,300 shares of Common Stock, no par value, outstanding.

                             USA TECHNOLOGIES, INC.


                                      INDEX

                                                                                                       PAGE NO.

Part I - Financial Information

         Item 1. Financial Statements (Unaudited)

         Balance Sheets - December 31, 2001 and June 30, 2001                                              1

         Statement of Operations - Three and six months ended
         December 31, 2001 and 2000                                                                        2

         Statement of Shareholders' Deficit - December 31, 2001                                            3

         Statement of Cash Flows - Six months ended
         December 31, 2001 and 2000                                                                        4

         Notes to Financial Statements                                                                     5

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                              10

Part II - Other Information

         Item 2.  Changes in Securities                                                                   14

         Item 6.  Exhibits and Reports on Form 8-K                                                        15

         Signatures                                                                                       16

                             USA Technologies, Inc.
                                 Balance Sheets

                                                                             December 31,              June 30,
                                                                                 2001                    2001
                                                                            -------------             -----------
                                                                             (Unaudited)               (Note 2)
Assets
Current assets:
    Cash and cash equivalents                                               $ 1,132,494                $ 817,570
    Accounts receivable                                                         139,562                   64,752
    Inventory                                                                   747,765                  560,410
    Prepaid expenses and other current assets                                   721,354                  428,825
    Subscriptions receivable                                                    781,500                   29,000
                                                                            -----------              -----------
Total current assets                                                          3,522,675                1,900,557

Property and equipment, net of accumulated
  depreciation of $835,915 at December 31, 2001
  and $672,913 at June 30, 2001                                                 630,092                  761,324
Software development costs                                                    4,666,130                3,087,415
Other assets                                                                    388,865                  430,765
                                                                            -----------              -----------
Total assets                                                                $ 9,207,762              $ 6,180,061
                                                                            ===========              ===========

Liabilities and shareholders' deficit
Current liabilities:
    Accounts payable                                                        $ 2,716,090              $ 2,607,570
    Accrued expenses                                                          1,027,674                1,355,595
    Funds deposited for Senior Notes                                            895,601                        -
    Equipment line of credit                                                     42,132                   45,785
    Current obligations under convertible Senior Notes                          240,000                  211,704
    Current obligations under capital leases                                     58,661                   70,446
                                                                            -----------              -----------
Total current liabilities                                                     4,980,158                4,291,100

Convertible Senior Notes, less current portion                                4,497,228                4,236,281
Convertible Debenture, less current portion                                      54,792                        -
Obligations under capital leases, less current portion                           17,798                   53,577
                                                                            -----------              -----------
Total liabilities                                                             9,549,976                8,580,958

Shareholders' deficit:
   Preferred Stock, no par value:
     Series A Convertible Preferred:
        Authorized shares - 1,800,000; issued and outstanding
         shares - 550,959 at December 31, 2001 and 555,284 at
         June 30, 2001 (liquidation preference of $10,582,879 at
         December 31, 2001)                                                   3,902,632                3,933,253
   Common Stock, no par value:
     Authorized shares - 62,000,000
     Issued and outstanding shares - 32,910,612 at
         December 31, 2001 and 21,450,755
         at June 30, 2001                                                    39,774,958               32,977,922
   Deferred compensation                                                        (51,500)                (103,000)
   Accumulated deficit                                                      (43,968,304)             (39,209,072)
                                                                            -----------              -----------
Total shareholders' deficit                                                    (342,214)              (2,400,897)
                                                                            -----------              -----------
Total liabilities and shareholders' deficit                                 $ 9,207,762              $ 6,180,061
                                                                            ===========              ===========

See accompanying notes.

                             USA Technologies, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                       Three months ended                       Six months ended
                                                           December 31,                            December 31,
                                                    2001                 2000                 2001               2000
                                               ---------------------------------      -----------------------------------
Revenues:
    Equipment sales                                163,210           $    94,242         $   365,106         $   337,040
    License and transaction fees                   161,672               164,000             325,523             327,961
                                               -----------           -----------         -----------         -----------
Total revenues                                     324,882               258,242             690,629             665,001

Operating expenses:
    Cost of sales                                  196,998               135,671             410,031             386,177
    General and administrative                   1,468,237             1,196,590           2,599,442           2,032,076
    Compensation                                   827,720               485,446           1,729,813           1,077,475
    Depreciation                                    81,181                34,349             163,002              67,172
                                               -----------           -----------         -----------         -----------
Total operating expenses                        (2,574,136)           (1,852,056)         (4,902,288)         (3,562,900)
                                               -----------           -----------         -----------         -----------
                                                (2,249,254)           (1,593,814)         (4,211,659)         (2,897,899)

Other income (expense):
    Interest income                                  3,511                18,250               6,267              46,934
    Interest expense:
        Coupon or stated rate                     (170,501)             (127,920)           (336,998)           (256,466)
        Non-cash amortization
         of debt discount                         (246,432)             (234,209)           (525,088)           (468,920)
        Less: amount capitalized                   200,000                46,421             347,166              69,669
                                               -----------           -----------         -----------         -----------
    Total interest expense                        (216,933)             (315,708)           (514,920)           (655,717)
                                               -----------           -----------         -----------         -----------
Total other income (expense)                      (213,422)             (297,458)           (508,653)           (608,783)
                                               -----------           -----------         -----------         -----------
Loss before cumulative effect of
 accounting change and extraordinary item       (2,462,676)           (1,891,272)         (4,720,312)         (3,506,682)
Cumulative effect of accounting change                   -              (821,000)                  -            (821,000)
                                               -----------           -----------         -----------         -----------
Loss before extraordinary item                  (2,462,676)           (2,712,272)         (4,720,312)         (4,327,682)
Extraordinary loss on exchange of debt                   -              (863,000)                  -            (863,000)
                                               -----------           -----------         -----------         -----------
Net loss                                        (2,462,676)           (3,575,272)         (4,720,312)         (5,190,682)
Cumulative preferred dividends                           -                     -            (413,219)           (421,833)
                                               -----------           -----------         -----------         -----------
Loss applicable to common shares               $(2,462,676)          $(3,575,272)        $(5,133,531)        $(5,612,515)
                                               -----------           -----------         -----------         -----------

Loss per common share (basic and diluted)      $      (.08)          $     (0.23)        $      (.19)        $     (0.37)
                                               ===========           ===========         ===========         ===========


Weighted average number of common shares
 outstanding (basic and diluted)                30,178,507            15,663,722          27,313,543          14,996,487
                                               ===========           ===========         ===========         ===========

See accompanying notes.

                             USA Technologies, Inc.
                       Statement of Shareholders' Deficit
                                   (Unaudited)

                                                 Series A
                                                Convertible
                                                 Preferred        Common        Deferred        Accumulated
                                                   Stock           Stock      Compensation        Deficit         Total
                                               -------------    -----------   --------------  --------------  --------------

Balance, June 30, 2001                         $  3,933,253     $32,977,922   $    (103,000)  $  (39,209,072) $  (2,400,897)
Conversion of 4,325 shares of  Preferred
   Stock to 4,325 shares of Common Stock            (30,621)         30,621                -               -               -
Conversion of $38,920 of cumulative
   preferred dividends into 3,892 shares of
   Common Stock at $10.00 per share                       -          38,920                -         (38,920)              -
Issuance of 1,330,500 shares of Common Stock
   in exchange for professional services                  -         500,640                -               -         500,640
Issuance of 500,000  Common Stock Warrants
   in exchange for professional services                  -         115,000                -               -         115,000
Issuance of 200,000 Common Stock Options in
   exchange for professional services                     -          66,000                -               -          66,000
Issuance of 498,000 shares of Common Stock
   from the conversion of $622,500 of the
   2000 12% Senior Notes at $1.25 per share               -         622,500                -               -         622,500
Exercise of 30,000 Common Stock warrants at
   $1.00 per share                                        -          30,000                -               -          30,000
Compensation expense related to deferred
   stock awards                                           -               -           51,500               -         51,500
Exercise of 500,000 Common Stock warrants
   at $.29 per share, net of offering costs               -         142,900                -               -         142,900
Issuance of 38,850 shares of Common Stock
   from the conversion of $10,000 of 9-3/4%
   debentures and the related exercise of
   Common Stock warrants at $.2574 per share
   to purchase 388,500 shares of Common Stock             -          83,717                -               -          83,717
Issuance of 4,726,040 shares of Common Stock in
   connection with the 2001-B Private Placement,
   net of offering costs of $108,630                      -       2,765,991                -               -       2,765,991
Issuance of 3,704,576 shares of Common Stock in
   connection with the 2001-C Private Placement,
   net of offering costs of $203,567 and net of
   subscriptions receivable of $270,000                   -       1,608,852                -               -       2,114,065
Issuance of 235,174 shares of Common Stock
   in lieu of cash payment for interest on
   the 2000 12% Convertible Senior Note
   Offering                                               -         117,867                -               -         117,867
Debt discount relating to beneficial
   conversion feature on the 2001 12% Senior
   Notes due 2004                                         -         429,948                -               -         429,948
Debt discount relating to beneficial
   conversion feature on the $225,000, 9-3/4%
   Convertible Debenture                                  -         225,000                -               -         225,000
Other                                                     -          19,080                -               -          19,080
Net loss                                                  -               -                -      (4,720,312)     (4,706,973)
                                               ------------    ------------     ------------    ------------     -----------
Balance, December 31, 2001                     $  3,902,632    $ 39,774,958     $    (51,500)   $(43,968,304)    $  (342,214)
                                               ============    ============     ============    ============     ===========

      See accompanying notes.

                             USA Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                        Six months ended December 31,
                                                                                           2001               2000
                                                                                        -----------------------------
Operating activities
Net loss                                                                               $(4,720,312)      $ (3,576,352)
Adjustments to reconcile net loss to net cash used in operating activities:
       Compensation charges incurred in connection with
             Stock awards and the issuance of Common Stock                               1,914,241             71,775
       Issuance of Common Stock in lieu of cash payments for interest on
             Senior Note                                                                   117,867
       Interest/amortization relating to Senior Note Offering                              525,088            468,920
       Depreciation                                                                        163,002             93,589
       Provision for allowance for uncollectible accounts                                   11,855              9,875
       Changes in operating assets and liabilities:
          Accounts receivable                                                              (86,665)           368,712
          Inventory                                                                       (187,355)          (357,166)
          Prepaid expenses, deposits, and other assets                                     264,774            152,243
          Accounts payable                                                                 108,520            444,252
          Accrued expenses                                                                (327,921)           192,896
                                                                                        ----------         ----------
Net cash used in operating activities                                                   (2,216,906)        (2,131,256)

Investing activities
Purchase of property and equipment                                                         (31,770)          (221,856)
Increase in software development costs                                                  (1,578,715)          (724,021)
                                                                                        ----------         ----------
Net cash used in investing activities                                                   (1,610,485)          (945,877)

Financing activities
Net proceeds from issuance of Common Stock and
    exercise of Common Stock warrants                                                    2,715,916          2,067,651
Net proceeds from issuance of Senior Notes and Convertible Debenture                       558,015             12,840
Increase in funds deposited for Senior Notes                                               895,601                 --
Net repayment of equipment line of credit                                                   (3,653)           (74,235)
Payment of deferred financing costs                                                                           (49,227)
Collection of subscriptions receivable                                                      24,000             12,199
Repayment of principal on capital lease obligations                                        (47,564)            (7,489)
                                                                                        ----------         ----------
Net cash provided by financing activities                                                4,142,315          1,961,739
                                                                                        ----------         ----------
Net (decrease) increase in cash and cash equivalents                                       314,924         (1,115,394)
Cash and cash equivalents at beginning of year                                             817,570          1,859,360
                                                                                        ----------         ----------
Cash and cash equivalents at end of period                                              $1,132,494         $  743,966
                                                                                        ==========         ==========
Supplemental disclosures of cash flow information:

      Conversion of Convertible Preferred Stock to Common Stock                         $   30,621         $   84,960
                                                                                        ==========         ==========
      Conversion of Convertible Preferred Dividends to Common Stock                     $   38,920         $   98,980
                                                                                        ==========         ==========
      Conversion of Senior Notes to Common Stock                                        $  622,500         $    7,482
                                                                                        ==========         ==========
      Cash paid for interest                                                            $  336,998         $  256,466
                                                                                        ==========         ==========
      Prepaid stock compensation granted                                                $  557,303         $        -
                                                                                        ==========         ==========
      Subscriptions receivable outstanding                                              $  781,500         $  510,000
                                                                                        ==========         ==========
      Issuance of Common Stock in connection with 2000 Senior Note Offering             $       --         $    7,042
                                                                                        ==========         ==========
      Capital lease obligations                                                         $       --         $   42,630
                                                                                        ==========         ==========

See accompanying notes.

                            USA TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)


1.       Business

         USA Technologies, Inc. provides unattended, cashless payment / control systems and associated network and financial services for the copy, fax, debit card, smart card, vending, laundry and personal computer industries. The Company's devices make available credit and debit card and other payment methods in connection with the sale of a variety of products and services. Customers are located primarily in the continental United States. The Company also has installations in Alaska, Hawaii, Puerto Rico and Europe. Sample customers include major hotel chains, consumer package goods companies, information technology companies, and vending operators. Distribution and strategic partners include International Business Machines, Marconi plc., DoubleClick, Xerox and Sprint. Manufacturing partners include Rad.Sys and Masterwork Electronics. The Company generates its revenues from the direct sale of its control systems and the resale of configured business equipment utilizing its control systems, as well as by network fees and a percentage of the monies generated from all credit card transactions conducted through its control systems.

         The Company has developed and commenced shipping of its next generation of cashless control/payment systems, network and financial services (e-Port(TM)). Current e-Port(TM) shipments include capabilities for credit card processing, tracking of vending inventory, wireless communication and reporting of this inventory data to a monitoring station. New networking and financial services capabilities currently being delivered via USALive(TM) to customers include electronic transfer of funds and transaction reports to customers. e-Port(TM) terminal and USALive network capabilities currently in beta and targeted for shipment to certain customers during the fourth quarter of fiscal 2002 include interactive advertising, web based transaction reporting and terminal management, and acceptance of other forms of cashless payment systems.

         At December 31, 2001, the Company had a total of 1,683 terminals installed at various hotels, libraries, and vending machines located throughout the United States and Canada. This represented an increase of 344 terminals based on an installed base of 1,339 terminals as of December 31, 2000.



2.       Accounting Policies

         Interim Financial Information

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results for the three and six month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

         Software Development Costs

         The Company capitalizes software development costs that are incurred subsequent to the establishment of the software's technological feasibility and up to the product's availability for general release to the Company's customers. Through December 31, 2001, the Company has capitalized approximately $4.7 million of such costs relating to the development of the e-Port(TM) network. Amortization of such capitalized costs will be the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or
(ii) the straight line method over the remaining estimated economic life of the product, including the period being reported on. Amortization of such costs will commence when the software becomes available for general release and use by the Company's customers which is expected to occur in the third quarter of fiscal 2002. The Company anticipates capitalization of an additional $400,000 during the third quarter of fiscal 2002 prior to release of the basic networked, internet capable e-Port(TM) to the marketplace, and an additional amount thereafter for enhancements to the basic network. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility have been expensed as incurred.

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

                  Reclassification

                  During April 2001, the Company granted 6,000,000 fully vested options to a distributor in connection with the signing of a five-year distribution agreement. The estimated fair value of the options was $420,000 and is being recorded as a reduction of revenues or as selling, general, and administrative expenses, to the extent revenues have not been earned, over the term of the distribution agreement. Prior to December 31, 2001, the unamortized balance had previously been classified as a contra-equity account. Pursuant to EITF 00-18, the Company has presented the unamortized balance as an other asset on the consolidated balance sheet at December 31, 2001 and has reclassified the June 30, 2001 balance sheet to be consistent with the current period presentation.


3.       Financing Activities

         During the quarter ended December 31,2001, the Company initiated a $2,500,000 private placement offering (the "2001-D" offering), consisting of 12% Convertible Senior Notes ("Notes") due December 31, 2004. Each $10,000 Unit is convertible into Common Stock at $.40 per share, and interest is payable quarterly. Certain stockholders of the Company, who received warrants to purchase common stock of the Company as a part of earlier private placements, received an extension of the termination date and a reduction of the exercise price of a portion of their warrants if they invested in the 2001-D Offering. The warrants were scheduled to expire by December 31, 2001 or March 2002 (according to their original terms) at $.50 and now become exercisable at $.10 through December 31, 2002. The fair value of this warrant on the date of extension of $429,948 has been recorded as equity, and this debt discount is being amortized to interest expense through the maturity date of the Notes. The Convertible Note offering is to close no later than March 30, 2002. As of December 31, 2001, gross proceeds of approximately $1,230,000 had been deposited, and additional signed subscription documents for approximately $559,000 had been received, for which the Company received cash in January 2002. Subsequent to December 31, 2001 the Company increased the offering by an additional $4,000,000. As of January 30, 2002, a total of approximately $3,311,000 of subscriptions and cash have been received.

         During January 2002, the Company modified the terms of the 2001-D Offering so that pending the March 21, 2002 Annual Shareholder's Meeting only half of the first $3,500,000 of subcriptions may be accepted. If the Company's shareholders do not approve an increase in the authorized shares of Common Stock at the Annual Meeting, the Company will return one-half of such initial subscription. Since half of the 2001-D Notes for which the consideration was received prior to December 31 may be returned to the note holder upon the noteholder's election, the Company has reported one-half of the cash and subscriptions receivable received (approximately $896,000) prior to December 31, 2001 as a current liability in the December 31, 2001 balance sheet.

         During the quarter ended December 31, 2001, the Company issued 2,969,074 shares of Common Stock in connection with the 2001-C private placement offering. Of the total of shares issued, 1,240,392 were issued for services, 743,682 for cash and 985,000 for subscriptions receivable. For each share, the Company issued a Common Stock purchase warrant to purchase one share of restricted Common Stock for $0.50 per share at any time through March 31, 2002. Combined with first quarter results, net equity increased in the amount of $1,608,852 from the sale of 3,704,576 shares. Of the gross amount, $983,077 are for services, $606,842 are cash proceeds which have been deposited by the Company, and $222,500 has been classified as a subscription receivable, which has been received in cash subsequent to December 31, 2001.

         During the quarter ended September 30, 2002, the Company issued to a private investment company a $225,000 9 3/4% Convertible Debenture with a maturity date two years following issuance. The debenture may be converted into Common Stock at any time prior to maturity at a price per share equal to the lower of $1.00 or 80% of the lowest market price during the twenty trading days immediately prior to the conversion. In December 2001, the twenty trading days was amended to be two hundred seventy calendar days prior to any conversion. In addition, the investor is entitled to receive additional Common Stock purchase warrants equal to ten times the number of Common shares converted from the debenture. The investor is entitled to convert up to 6% of the original value of the debentures each month starting also during August of 2001, on a cumulative basis. Due to the significance of the beneficial conversion feature associated with this instrument, the entire amount of the proceeds of $225,000 has been allocated to equity. This discount to the face value of the debt is being amortized to interest expense over the term of the debt. During the quarter ended December 31, 2001, the investment company converted $10,000 of these debentures, resulting in issuance of 38,850 shares of Common Stock, and exercised warrants resulting in the issuance of 388,500 shares of Common Stock and generating net proceeds of $83,717.

4. Stock Options, Warrants and Purchase Rights

         During the quarter ended December 31, 2001, and subject to the approval of the proposal to increase the authorized shares at the Annual Shareholder's Meeting, the Company agreed to issue an aggregate of 650,000 warrants to two consultants and one employee at $0.40 per share, which approximated the market value at the time of the grant. The warrants will vest immediately and are exercisable for a period of two years after issuance. The warrants will be issued in exchange for consulting services rendered and to be rendered in the future.

         As of December 31, 2001, there were 2,276,667 options outstanding to purchase Common Stock at exercise prices ranging from $0.50 to $5.00 per share, of which 2,046,668 were vested, and 12,999,905 warrants to purchase Common Stock at exercise prices ranging from $.10 to $4.00 per share, of which all were vested.

5. Senior Note Offerings -- 1999/2000

During the quarter ended December 31, 2000, the Company exchanged a new debt instrument (2000 Senior Note) for an existing debt instrument (1999 Sernior
Note). The exchange of the 1999 Senior Notes to the 2000 Senior Notes was determined to be a substantial modification of the terms of the original debt instrument and, accordingly, the Company wrote-off the unamortized debt discount and other issuance costs associated with the exchange of the 1999 Senior Notes in the amount of $863,000. Such amount has been reported as a non-cash extraordinary item in the fiscal year 2001 statement of operations.

6. Cumulative Effect of Accounting Change

During fiscal year 1999, the Company issued $4,618,000 (as adjusted) of $10,000 principal amount of Senior Notes. The Notes also included detachable equity instruments. During October 1999, the Company added a conversion feature to the Senior Notes whereby the Senior Notes were immediately convertible into Common Stock at $2.50 per share at the option of the holder. At the time of the addition of the conversion feature, the Company determined that, based on the fair value of the Company's Common Stock and specified conversion prices, and, in accordance with the then applicable accounting pronouncements, these Senior Notes did not contain an embedded conversion feature.

In November 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue 00-27, Application of EITF Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments," whereby it was concluded that an issuer should calculate the intrinsic value of a conversion option using the effective conversion price, based on the proceeds received allocated to the convertible instrument instead of the specified conversion prices in the instrument. Issue 00-27 requires companies to apply the prescribed methodology for computing the beneficial conversion feature of convertible securities through a cumulative catch-up accounting change (in the quarter that includes November 2000) for any such security issued after May 20, 1999, the effective date of EITF 98-5. Accordingly, the Company recorded a one-time, non-cash charge of $821,000 during the quarter ended December 31, 2000 to record the cumulative effect of an accounting change as required by the EITF.

7. Employment Agreement

         In November 2001, the Company and Mr. Jensen agreed to reduce the percentage of shares of Common Stock to be issued to him under his Employment Agreement in the event of a USA Transaction from eight percent to seven percent of the issued and outstanding shares.

8. Subsequent Event

         In November 2001, the Company agreed to issue a bonus in January 2002 to its Executive Officers. The bonus consists of 1,080,000 shares of Common Stock. In addition, subject to approval of the proposal to increase the authorized shares at the March 21, 2002 Annual Shareholder's Meeting, the Company agreed to issue 1,080,000 additional options exercisable at $.40 per share to the executive officers. The additional options are vested 75% upon issuance and 25% on March 30, 2002.

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

Results of Operations

         The fiscal quarter ended December 31, 2001 resulted in a net loss of $2,462,676 compared to a net loss of $3,575,272 (including the effects of a non-cash extraordinary loss on exchange of debt of $863,000 and a non-cash cumulative effect of change in accounting principle of $821,000) for the fiscal quarter ended December 31, 2000. Losses are projected to continue until sufficient revenue is generated from equipment sales and licensing fees from the Company's proprietary technology.

         Revenues were $324,882 compared to $258,242 from the previous year's fiscal quarter. This $66,640 or 26% increase was due to an increase in equipment sales of the same amount, as sales from license fees remained consistent with the December quarter of the prior year. Revenue is still well below the level required for the Company to be profitable.

         Cost of sales for the period included labor and equipment of $196,998, an increase of $61,327 or 45% compared to the same period during the prior year. This increase is directly attributable to the increase in equipment sales described above.

         General and administrative expenses of $1,468,237 increased by $271,647 or 23% from the same quarter last year. The increase was due principally to increases in spending for consulting and promotion services of $631,693 (of which $607,632 was non-cash), and increases in professional fees of $66,537, partially offset by decreases in spending for legal services of $208,011, primarily related to the MBE litigation which has been settled, and for outside services of $194,607.

         Compensation expense of $827,720 increased by $342,274 or 71%. Non-cash compensation in the quarter was $253,845.

         The interest expense decrease of $98,775 is primarily due to the capitalization of software development interest costs associated with the Company's spending to develop its e-Port(TM) network, partially offset by smaller increases in cash interest payments and the amortization of the debt discount. Depreciation expense increased from $34,349 to $81,181, largely due to an increase in the depreciable asset base.

         Of the total of $2,590,560 of operating and other expenses for the quarter, $1,083,333 were non-cash expenses, primarily consulting, public relations, employee compensation, depreciation, amortization and interest.

         The six month period ended December 31, 2001 resulted in a net loss of $4,702,312 compared to a net loss of $5,190,682 (including the effects of a non-cash extraordinary loss on exchange of debt of $863,000 and a non-cash cumulative effect of change in accounting principle of $821,000) for the comparable period ended December 31, 2000. Revenues were $690,629 compared to $665,001, a $25,628 or 4% increase. Of the total revenues, equipment sales totaled $365,106, an increase of $28,066 or 8%. Cost of sales of $410,031 represented an increase of $23,854, and is directly attributable to the increase in equipment sales. General and administrative expenses of $2,599,442 increased by $567,366 or 28%. The principal reason was a large increase in promotion expense, public relations, and consultant fees of $1,170,538. The increase was offset by decreases in legal fees of $390,102 mostly related to the pending MBE litigation and a reduction in outside services of $249,252. Compensation expense of $1,729,813 increased by $652,338 or 61%. Non-cash compensation was $545,895. The interest expense decrease of $140,797 is primarily due to the capitalization of software development interest costs associated with the Company's spending to develop its e-Port(TM) network.


Plan of Operations

         During the quarter the Company sold e-Port terminals and network services and continued its work towards the release of the e-Port(TM) products and services. The Company also continued development of its distribution channels, strategic partnerships, and current and future customers. Current e-Port(TM) shipments include capabilities for credit card processing, tracking of vending inventory, wireless communication and reporting of this inventory data to a monitoring station. New networking and financial services capabilities currently being delivered via USALive(TM) to customers include electronic transfer of funds and transaction reports to customers. e-Port(TM) terminal and USALive network capabilities currently in development and testing and targeted for shipment to certain customers in the near future include internet capability, interactive advertising, web based transaction reporting and terminal management, and acceptance of other forms of cashless payment systems.

         The Company is marketing its products through its full-time sales staff consisting of five salespeople, approximately 25 authorized resellers, and office equipment and vending OEMs, either directly to customer locations or to management companies servicing these locations. Strategic partnerships and demonstration programs with key distributors continue to be pursued and developed. Among these partnerships is the Marketing Agreement signed with IBM in June, 2001, which has already generated IBM participation in developing market strategies and in identifying specific customer opportunities with numerous Fortune 100 consumer package goods, retail, pharmaceutical and large vending companies. Applications for e-Port(TM) are believed to exist in a wide variety of point of sale locations including retail, coin operated laundromats, car wash centers, postage machine dispensers and even possibly gas pumps.

         During October 2001, the Company unveiled enhancements to its e-Port(TM) and the USALive(TM) network to the vending industry at Fall NAMA, the vending industry's semi-annual trade show event. Enhancements included mobile commerce technology permitting access to vending machines through customer cell phones; proprietary wireless technology allowing for low cost, highly reliable connectivity via existing customer telephone connections; and capability for customers to manage their own e-Port locations and access vending machine data and transaction data on the web. The e-Port(TM) was demonstrated in the booths of seven different vending machine manufacturers, and the Company received sales orders for our e-Port(TM) at the show. From the inception of shipments of e-Port(TM) to date, the Company has delivered e-Ports to or taken orders from 70 separate customers, many of them on behalf of very large corporations with well-known brand names, including two Fortune 50 companies.

         An investment banker has been retained by the Company to help it plan and execute the growth of the Company. We are currently working to acquire complementary technology, products, services and customers. The goal is to increase potential market applications and increase near term revenues of the Company.


Liquidity and Capital Resources

         For the quarter ended December 31, 2001, there was a net increase in cash of $314,924. This was attributable to $2,216,906 of cash used in operating activities, $1,610,485 of cash used for investing activities, principally software development cost for the new e-Port(TM) network, offset by cash provided by financing activities of $4,142,315 primarily from the issuance of Common Stock, and the 2001-D note offering. The cash used in operating activities consisted of the operating loss of $4,720,312, partially offset by $1,914,241 in non cash charges from the issuance of stock and warrants, and $525,088 of non cash amortization of debt discount. As of December 31, 2001, total cash on hand was $1,132,494, and the working capital deficit was $1,507,270.

         In November 2001, the Company commenced a private placement offering of $2,500,000 principal amount of 12% Convertible Senior Notes due 2004. The principal amount of each Senior Note is convertible at any time into shares of Common Stock at the rate of $.40 per share. As part of this offering, current warrant holders were incented to participate through a price reduction of some warrants and an extension of time for exercise, as related in Note 3. Because the offering was oversubscribed, in January 2002, the offering was increased to up to $6,500,000 principal amount of Senior Notes. In order to not exceed the number of currently authorized shares of Common Stock, the Company further amended the offering so that pending the consideration of the proposal to increase the authorized number of shares at the March 21, 2002 Annual Shareholder's Meeting, the Company will accept only fifty percent (50%) of the first $3,500,000 subscriptions actually received. If this proposal is approved at the Annual Meeting, the Company will accept any and all additional subscriptions received for the Senior Notes up to the authorized offering amount of $6,500,000. If the proposal is not approved, the Company will not be permitted to accept any further subscriptions for the Senior Notes. As of January 30, 2002, the Company has received subscription agreements and cash for $3,311,000 of the Senior Notes, and in accordance with the above, has accepted $1,655,500 of these subscriptions and is holding the balance pending the Annual Shareholder's Meeting. The Company has also received subscription agreements and checks (which have not been cashed) for $1,061,000.

         During the quarter ended December 31, 2001, the Company deposited $371,841 as part of the 2001-C private placement offering. Combined with first quarter results, proceeds generated were $1,812,419, less offering costs of $203,567. Of the gross amount, $983,077 are for services, $606,842 are cash proceeds which have been deposited by the Company, and $222,500 has been classified as a subscription receivable, which has been received in cash subsequent to December 31, 2001.

         The Company's ability to meet its future obligations is dependent upon the success of its products in the marketplace and its ability to raise capital, which may not be readily available, until the Company's products can generate sufficient operating revenues. These factors raise doubt about the Company's ability to continue as a going concern. The Company believes that, assuming approval at the Annual Shareholder's Meeting of the proposal to increase the number of authorized Common shares, proceeds from the completion of the 2001 - D offering of Convertible Notes which might yield an additional $4.5 million, conversion of convertible debentures held by a private investment company with subsequent exercise of warrants which might yield up to $2.0 million, the potential exercise of outstanding warrants and options, plus revenues from its business, would be sufficient to fund operations and investing activities until at least through the end of the fiscal year. However, there can be no assurance that any such additional sales of securities could be made by the Company, or that its subscriptions receivable could be collected, or that increased revenues would result from its business activities. Under such circumstances, the Company may cease to be a going concern or may have to reduce its operations.

Part II - Other Information

Item 2.  Changes in Securities

         During the previous quarter, the Company sold a $225,000 9 3/4% Convertible Debenture with a maturity date two years following issuance, to La Jolla Cove Investors, Inc. The debenture may be converted into Common Stock at any time prior to maturity at a price per share equal to the lower of $1.00 or 80% of the lowest market price during the twenty trading days (changed to 270 calendar days) immediately prior to the conversion. In addition, the investor is entitled to receive additional Common Stock purchase warrants equal to ten times the number of common shares converted from the debenture. During this quarter, the private investment company converted $10,000 of principal and exercised related warrants for 388,500 shares receiving a total of 427,350 shares of Common Stock. The Debenture was converted at the rate of $.2574 per share and the exercise price of the warrants was $.2574 per share and was paid in cash to the Company. The shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the Act. The Company has registered these shares for resale by the holder under the Act at its cost and expense.

         During November, 2001, and subject to approval of the proposal to increase the authorized shares at the Annual Meeting, the Company agreed to grant to two consultants and an employee, fully vested warrants to purchase up to 650,000 shares of Common Stock at $0.40, in return for services rendered or to be rendered to the Company. The Company will issue the warrants pursuant to the exemption from registration set forth in Section 4(2) of the Act. The Company has agreed at its cost and expense to use its best efforts to register the Common Stock underlying the warrants for resale by the holder under the Act.

         Through the quarter ended December 31, 2001, the Company has sold $1,812,419 in a private placement offering (the "2001-C" offering), consisting of 3,704,576 shares of restricted Common Stock and the same number of Warrants to purchase Common Stock, exercisable at $.50 per share, to accredited investors. The Company received $606,842 of cash, $222,500 of subscriptions receivable and issued the remainder for $983,077 of services rendered or to be rendered to the Company. The $1,812,419 does not include $270,000 of subscriptions from the executive officers which were satisfied through a bonus in January 2002. The securities were issued pursuant to the exemption from registration set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. The Company has registered the Common Stock as well as the Common Stock underlying the warrants for resale by the holder under the Act.

         During the quarter, the Company initiated a private placement offering (the "2001-D" offering), consisting of up to $2,500,000 (later revised to $6,500,000) principal of 12% Convertible Senior Notes due December 31, 2004. Each Senior Note is convertible into Common Stock at $.40 per share, and interest is payable quarterly. The offering is to close no later than March 30, 2002. As of December 31, 2001, gross proceeds of approximately $1,230,000 had been deposited. The Notes were issued pursuant to the exemption from registration set forth in Section 4(2) of the Act. The Company has agreed at its cost and expense to use its best efforts to register the Common Stock underlying the Notes for resale by the holder under the Act. As of January 30, 2002, a total of approximately $3,311,000 cash subscriptions have been received and pending the Annual Meeting, the Company has accepted $1,655,500 of these subscriptions.

         During the quarter, 117,300 shares of Common Stock were issued to certain 12% Senior Note Holders, in lieu of cash payment, for interest earned on the Notes during the quarter. Such Note holders elected to receive Common Stock at the rate of one share per $0.50 of interest earned. Such shares of Common Stock were issued pursuant to the exemption from registration set forth in
Section 3(a)(9) of the Act.

         During October 2001, the Company agreed to issue 200,000 shares to Ratner & Prestia, P.C., an accredited investor. The offering did not involve any general advertising or solicitation, and was therefore exempt from registration under Section 4(2) of the Act. The proceeds from the sales of the shares will be applied by Ratner & Prestia towards the unpaid professional fees due to them by the Company. The Company has registered these shares for resale under the Act.

         During the quarter, La Jolla Cove Investors, Inc. exercised warrants to purchase 500,000 shares under warrants granted to it by the Company in July 2001. The warrants were exercised for a cash payment of approximately $.29 per share. The shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the Act. The Company has registered these shares for resale under the Act.

         During November 2001, the Company reduced the exercise price of warrants to purchase up to 100,000 shares from $2.00 per share to $.40 per share and agreed to register these shares for resale under the Act. The warrants had been issued to a consultant and expire in June 2002.

         In November 2001, and subject to the approval at the Annual Shareholder's Meeting of the proposal to increase the number of authorized shares, the Company agreed to issue the following options to purchase an aggregate of 1,080,000 shares to its executive officers: George R. Jensen, Jr. - 320,000 options; Stephen P. Herbert - 300,000 options; Haven Brock Kolls 200,000 options; Leland Maxwell - 130,000 options; and Michael Lawlor - 130,000 options. Each option is exercisable at $.40 per share at any time following vesting and on or before June 30, 2003. The options vest three-quarters immediately upon issuance and the balance on March 30, 2002. The securities will be issued pursuant to the exemption from registration set forth in Section 4(2) of the Act. The Company has agreed at its cost and expense to register for resale under the Act all of the shares underlying these options.

         The following executive officers had signed subscription agreements but had not paid the amounts due thereunder to the Company in connection with the private placement offering of Common Stock and 2001-C Warrants that closed in October 2001: George R. Jensen, Jr. - $160,000; Stephen P. Herbert - $150,000; Haven Brock Kolls - $100,000; Leland P. Maxwell - $75,000; and Michael Lawlor - $75,000. For each $10,000 subscribed for in the offering, the subscriber is entitled to receive 10,000 shares and warrants to purchase up to 10,000 shares at $.50 per share. As detailed in the next paragraph, in January 2002, the shares of Common Stock subscribed for as well as all of the shares of Common Stock underlying the 2001-C Warrants subscribed for were issued to the executive officers by the Company as a bonus.

         In November 2001, the Company approved a bonus payable in January 2002 to the executive officers, as follows: George R. Jensen, Jr. - 320,000 shares; Stephen P. Herbert - 300,000 shares; Haven Brock Kolls - 200,000 shares; Leland
P. Maxwell - 130,000 shares; and Michael Lawlor - 130,000 shares. These shares represented all of the Common Stock issuable pursuant to the subscription agreements entered into by these executive officers referred to above as well as all of the Common Stock underlying all of the 2001-C Warrants subscribed for by them. In connection with the issuance of the shares, the executive officers were not required to pay any amounts due under the subscription agreements or any of the amounts due for the exercise price of the 2001-C Warrants. The shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the Act. The Company has agreed at its cost and expense to register all of these shares for resale under the Act.

         In November 2001, the Company and Mr. Jensen agreed to reduce the percentage of shares to be issued to him under his Employment Agreement in the event of a USA Transaction from eight percent to seven percent of the issued and outstanding shares.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.  None.
         --------

         (b) Reports on Form 8-K.

                    None.

                                   Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     USA TECHNOLOGIES, INC.



Date:  February 19, 2002             /s/ George R. Jensen, Jr.
                                     -----------------------------------------
                                     George R. Jensen, Jr., Chairman,
                                     Chief Executive Officer

Date:  February 19, 2002             /s/ Leland P. Maxwell
                                     -----------------------------------------
                                     Leland P. Maxwell, Senior Vice President,
                                     Chief Financial Officer