Form 10QSB
period 2002-03-31
USA TECHNOLOGIES INC
filed 2002-05-20
CIK 896429

                     U.S. SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 1O-QSB

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2002
                               ---------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

                         Commission file number 33-70992

                             USA Technologies, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Pennsylvania                                23-2679963
   -------------------------------         ------------------------------------
   (State or other jurisdiction            (I.R.S. employer Identification No.)
  of incorporation or organization)

200 Plant Avenue, Wayne, Pennsylvania                       19087
-------------------------------------                       -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, area code first.         (610)-989-0340
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

As of May 17, 2002, there were 62,843,421 shares of Common Stock, no par value, outstanding.

                             USA TECHNOLOGIES, INC.

                                      INDEX

                                                                                              PAGE NO.
Part I - Financial Information

         Item 1. Financial Statements (Unaudited)

         Balance Sheets - March 31, 2002 and June 30, 2001                                       1

         Statement of Operations - Three and nine months ended
         March 31, 2002 and 2001                                                                 2

         Statement of Shareholders' Equity (Deficit) - March 31, 2002                            3

         Statement of Cash Flows - Nine months ended
         March 31, 2002 and 2001                                                                 5

         Notes to Financial Statements                                                           6

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                    11

Part II - Other Information

         Item 2.  Changes in Securities                                                         14

         Item 4.  Submission of Matters to a Vote of Security Holders                           15

         Item 6.  Exhibits and Reports on Form 8-K                                              17

         Signatures                                                                             18

                             USA Technologies, Inc.
                                 Balance Sheets

                                                                                            March 31,                 June 30,
                                                                                              2002                      2001
                                                                                          ------------             ------------
                                                                                           (Unaudited)                (Note 2)
Assets
Current assets:
    Cash and cash equivalents                                                             $  1,328,455             $    817,570
    Accounts receivable                                                                        237,047                   64,752
    Inventory                                                                                  876,765                  560,410
    Prepaid expenses and other current assets                                                  899,214                  428,825
    Subscriptions receivable                                                                    79,237                   29,000
                                                                                          ------------             ------------
Total current assets                                                                         3,420,718                1,900,557

Property and equipment, net of accumulated
  depreciation of $916,725 at March 31, 2002
  and $672,913 at June 30, 2001                                                                576,939                  761,324
Software development costs                                                                   5,326,186                3,087,415
Other assets                                                                                   408,215                  430,765
                                                                                          ------------             ------------
Total assets                                                                              $  9,732,058             $  6,180,061
                                                                                          ============             ============

Liabilities and shareholders' equity (deficit)
Current liabilities:
    Accounts payable                                                                      $  2,118,063             $  2,607,570
    Accrued expenses                                                                         1,346,017                1,355,595
    Equipment line of credit                                                                    34,632                   45,785
    Current obligations under convertible Senior Notes                                            --                    211,704
    Current obligations under capital leases                                                    58,113                   70,446
                                                                                          ------------             ------------
Total current liabilities                                                                    3,556,825                4,291,100

Convertible Senior Notes, less current portion                                               4,590,963                4,236,281
Convertible Debenture, less current portion                                                     51,667                     --
Obligations under capital leases, less current portion                                          14,407                   53,577
                                                                                          ------------             ------------
Total liabilities                                                                            8,213,862                8,580,958

Shareholders' equity (deficit):
   Preferred Stock, no par value:
     Series A Convertible Preferred:
        Authorized shares - 1,800,000; issued and outstanding shares - 540,789 at March 31, 2002 (unaudited) and 555,284 at
        June 30, 2001 (liquidation preference of $10,703,531 at
        March 31, 2002)                                                                      3,830,628                3,933,253
   Common Stock, no par value:
     Authorized shares - 85,000,000
     Issued and outstanding shares - 39,787,136 at
        March 31, 2002 (unaudited) and 21,450,755
        at June 30, 2001                                                                    45,252,955               32,977,922
   Deferred compensation                                                                       (25,750)                (103,000)
   Accumulated deficit                                                                     (47,539,637)             (39,209,072)
                                                                                          ------------             ------------
Total shareholders' equity (deficit)                                                         1,518,196               (2,400,897)
                                                                                          ------------             ------------
Total liabilities and shareholders' equity (deficit)                                      $  9,732,058             $  6,180,061
                                                                                          ============             ============

See accompanying notes.

                             USA Technologies, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                      Three months ended                    Nine months ended
                                                            March 31,                             March 31,
                                                   2002               2001                2002              2001
                                               -------------------------------       -------------------------------
Revenues:
    Equipment sales                            $    233,875       $    189,410       $    598,980       $    526,450
    License and transaction fees                    193,768            152,298            519,291            480,259
                                               ------------       ------------       ------------       ------------
Total revenues                                      427,643            341,708          1,118,271          1,006,709

Operating expenses:
    Cost of sales                                   201,774            216,617            611,805            602,794
    General and administrative                    1,708,609          1,646,232          4,308,049          3,678,308
    Compensation                                  1,426,173            732,027          3,155,986          1,809,502
    Depreciation                                     80,809             33,583            243,812            100,755
                                               ------------       ------------       ------------       ------------
Total operating expenses                          3,417,365          2,628,459          8,319,652          6,191,359
                                               ------------       ------------       ------------       ------------
                                                 (2,989,722)        (2,286,751)        (7,201,381)        (5,184,650)
Other income (expense):
    Interest income                                   4,197              7,010             10,464             53,944
    Interest expense
        Coupon or stated rate                      (257,176)          (246,382)          (594,174)          (502,848)
        Non-cash amortization of
          debt discount                            (364,974)           (54,332)          (890,062)          (523,252)
        Less: amount capitalized                    145,492             55,718            492,658            125,387
                                               ------------       ------------       ------------       ------------

    Total interest expense                         (476,658)          (244,996)          (991,578)          (900,713)
                                               ------------       ------------       ------------       ------------
Total other income (expense)                       (472,461)          (237,986)          (981,114)          (846,769)
                                               ------------       ------------       ------------       ------------
Loss before extraordinary item and
  cumulative effect of accounting change         (3,462,183)        (2,524,737)        (8,182,495)        (6,031,419)
Extraordinary loss on exchange of debt                   --                 --                 --           (863,000)
                                               ------------       ------------       ------------       ------------
Loss before cumulative effect of
  accounting change                              (3,462,183)        (2,524,737)        (8,182,495)        (6,894,419)
Cumulative effect of accounting change                   --                 --                 --           (821,000)
                                               ------------       ------------       ------------       ------------
Net loss                                         (3,462,183)        (2,524,737)        (8,182,495)        (7,715,419)
Cumulative preferred dividends                     (409,342)          (414,708)          (822,561)          (836,541)
                                               ------------       ------------       ------------       ------------
Loss applicable to common shares               $ (3,871,525)      $ (2,939,445)      $ (9,005,056)      $ (8,551,960)
                                               ------------       ------------       ------------       ------------
Loss per common share (basic and diluted)      $      (0.11)      $      (0.17)      $      (0.30)      $      (0.54)
                                               ===============================       ===============================
Weighted average number of common shares
outstanding (basic and diluted)                  35,931,050         17,114,702         30,186,045         15,702,556
                                               ===============================       ===============================

 See accompanying notes.

                             USA Technologies, Inc.
                   Statement of Shareholders' Equity (Deficit)
                                   (Unaudited)

                                                 Series A
                                               Convertible
                                                Preferred        Common         Deferred       Accumulated
                                                  Stock           Stock       Compensation       Deficit          Total
                                              -------------------------------------------------------------------------------
Balance, June 30, 2001                         $  3,933,253     $32,977,922   $    (103,000) $  (39,209,072)   $  (2,400,897)
Conversion of 14,495 shares of Preferred
   Stock to 14,495 shares of Common Stock          (102,625)        102,625               -               -                -
Conversion of $148,070 of cumulative
   preferred dividends into 14,807 shares of
   Common Stock at $10.00 per share                       -         148,070               -        (148,070)               -
Issuance of 2,381,834 shares of Common Stock
   in exchange for professional services                  -       1,214,714               -               -        1,214,714
Issuance of 500,000 Common Stock Warrants in
   exchange for professional services                     -         115,000               -               -          115,000
Issuance of 200,000 Common Stock Options in
   exchange for professional services                     -          66,000               -               -           66,000
Issuance of 498,000 shares of Common Stock
   from the conversion of $622,500 of the
   2000 12% Senior Notes at $1.25 per share               -         622,500               -               -          622,500
Exercise of 30,000 Common Stock warrants at
   $1.00 per share                                        -          30,000               -               -           30,000
Exercise of 26,667 Common Stock warrants at
   $.50 per share                                         -          13,334               -               -           13,334
Exercise of 1,472,694 Common Stock warrants
   at $.10 per share                                      -         147,270               -               -          147,270
Compensation expense related to deferred
   stock awards                                           -               -          77,250               -           77,250
Exercise of 500,000 Common Stock warrants at
   $.29 per share, net of offering costs                  -         142,900               -               -          142,900
Issuance of 271,950 shares of Common
   Stock from the conversion of $70,000 of
   9-3/4% debentures, and the related
   exercise of Common Stock warrants at
   $.2574 per share to purchase 2,719,500
   shares of Common Stock, net of fees of
   $15,750                                                -         754,250               -               -          754,250

                             USA Technologies, Inc.
                   Statement of Shareholders' Equity (Deficit)
                                   (Unaudited)


                                                 Series A
                                               Convertible
                                                Preferred        Common         Deferred       Accumulated
                                                  Stock           Stock       Compensation       Deficit          Total
                                              -------------------------------------------------------------------------------
Issuance of 4,726,040 shares of Common
   Stock in connection with the 2001-B
   Private Placement, net of offering costs
   of $108,630                                            -       2,747,913              -               -         2,747,913
Issuance of 4,212,350 shares of Common Stock in
   connection with the 2001-C Private
   Placement, net of offering costs of
   $226,567                                               -       1,838,214              -               -         1,838,214
Issuance of 373,549 shares of Common Stock
   in lieu of cash payment for interest on
   the 2000 12% Convertible Senior Note
   Offering                                               -         173,217              -               -           173,217
Issuance of 1,080,000 shares of Common Stock
   to Officers as compensation                            -         486,000              -               -           486,000
Debt discount relating to beneficial
   conversion feature on the 2001 12% Senior
   Notes                                                  -       3,424,266              -               -         3,424,266
Debt discount relating to beneficial
   conversion feature on the $225,000,
    9-3/4% Convertible Debenture                          -         225,000              -               -           225,000
Other                                                     -          23,760              -               -            23,760
Net loss                                                  -               -              -      (8,182,495)       (8,182,495)
                                              -------------------------------------------------------------------------------
Balance, March 31, 2002                        $  3,830,628    $ 45,252,955   $    (25,750)  $ (47,539,637)     $  1,518,196
                                              ===============================================================================


See accompanying notes.

                             USA Technologies, Inc.
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                          Nine months ended March 31,
                                                                                           2002                  2001
                                                                                      ----------------------------------
Operating activities
Net loss                                                                              $(8,182,495)           $(6,226,807)
Adjustments to reconcile net loss to net cash used in operating activities:
       Services and compensation paid through issuance of Common
           Stock Warrants and  shares of Common Stock                                   3,093,291                 97,525
       Issuance of Common Stock in lieu of cash payments for
           interest on Senior Note                                                        173,217                 53,470
       Interest/amortization relating to Senior Note Offering                             890,062                674,612
       Depreciation                                                                       243,812                137,722
       Provision for allowance for uncollectible accounts                                   3,694                 31,984
       Changes in operating assets and liabilities:
          Accounts receivable                                                            (175,989)               347,739
          Inventory                                                                      (316,355)              (218,758)
          Prepaid expenses, deposits, and other assets                                    418,646                427,463
          Accounts payable                                                               (489,507)               743,126
          Accrued expenses                                                                 (9,578)               388,887
                                                                                      ----------------------------------
Net cash used in operating activities                                                  (4,351,202)            (3,543,037)

Investing activities
Purchase of property and equipment                                                        (59,427)              (260,338)
Increase in software development costs                                                 (2,238,771)            (1,560,511)
                                                                                      ----------------------------------
Net cash used in investing activities                                                  (2,298,198)            (1,820,849)

Financing activities
Net proceeds from issuance of Common Stock and
    exercise of Common Stock warrants                                                   3,626,553              2,849,751
Net proceeds from issuance of Senior Notes and Convertibe Debenture                     3,812,388              1,147,026
Net repayment of equipment line of credit                                                 (11,153)              (130,846)
Repayment of 1999 Convertible Senior Notes                                               (240,000)                    --
Payment of deferred financing costs                                                            --                (49,227)
Collection of subscriptions receivable                                                     24,000                 12,199
Repayment of principal on capital lease obligations                                       (51,503)               (23,106)
                                                                                      ----------------------------------
Net cash provided by financing activities                                               7,160,285              3,805,797
                                                                                      ----------------------------------

Net increase (decrease) in cash and cash equivalents                                      510,885             (1,558,089)
Cash and cash equivalents at beginning of period                                          817,570              1,859,360
                                                                                      ----------------------------------
Cash and cash equivalents at end of period                                            $ 1,328,455            $   301,271
                                                                                      ==================================
Supplemental disclosures of cash flow information:
     Transfer of inventory to property and equipment                                  $        --            $    41,818
                                                                                      ==================================
     Conversion of Convertible Preferred Stock to Common Stock                        $   102,625            $   107,333
                                                                                      ==================================
     Conversion of Convertible Preferred Dividends to Common Stock                    $   148,070            $   120,030
                                                                                      ==================================
     Conversion of Senior Notes to Common Stock                                       $   622,500            $     7,482
                                                                                      ==================================
     Issuance of Common Stock in connection with 2000 Senior Note Offering            $        --            $ 1,389,718
                                                                                      ==================================
     Cash paid for interest                                                           $   420,959            $   368,019
                                                                                      ==================================
     Subscriptions receivable outstanding                                             $    79,237            $ 1,727,500
                                                                                      ==================================
     Capital lease obligations                                                        $        --            $   118,207
                                                                                      ==================================

See accompanying notes.

                             USA TECHNOLOGIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)


1.       Business

         USA Technologies, Inc. provides unattended, cashless payment / control systems and associated network and financial services for the copy, fax, debit card, smart card, vending, laundry and personal computer industries. The Company's devices make available credit and debit card and other payment methods in connection with the sale of a variety of products and services. Customers are located primarily in the continental United States. The Company also has installations in Alaska, Hawaii, Puerto Rico, Canada and Europe. Sample customers include major hotel chains, consumer package goods companies, information technology companies, and vending operators. Distribution and strategic partners include International Business Machines, Marconi plc., DoubleClick, Xerox, MEI (Mars Electronics), and Sprint. Manufacturing partners include RadiSys and Masterwork Electronics. The Company generates its revenues from the direct sale of its control systems and the resale of configured business equipment utilizing its control systems, as well as by network fees and a percentage of the monies generated from all credit card transactions conducted through its control systems.

         The Company has developed and commenced shipping of its next generation of cashless control/payment systems, network and financial services (e-Port(TM)). Current e-Port(TM) shipments include capabilities for credit card processing, tracking of vending inventory, wireless communication and reporting of this inventory data to a monitoring station. New networking and financial services capabilities currently being delivered via USALive(TM) to customers include electronic transfer of funds and transaction reports to customers. e-Port(TM) terminal and USALive network capabilities currently in development and testing and targeted for shipment to certain customers during the fourth quarter of fiscal 2002 include interactive advertising, web based transaction reporting and terminal management, and acceptance of other forms of cashless payment systems.

         At March 31, 2002, the Company had a total of 1,279 terminals shipped and installed at various hotels, libraries, vending machines, airports, theme parks, retail locations and business/industry locations located throughout the United States and Canada.

2.       Accounting Policies

         Interim Financial Information

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included. Operating results for the three and nine month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

         Software Development Costs

         The Company capitalizes software development costs that are incurred subsequent to the establishment of the software's technological feasibility and up to the product's availability for general release to the Company's customers. Through March 31, 2002, the Company has capitalized approximately $5.3 million of such costs relating to the development of the e-Port(TM) network. Amortization of such capitalized costs will be the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or
(ii) the straight line method over the remaining estimated economic life of the product, including the period being reported on. Amortization of such costs will commence when the software becomes available for general release and use by the Company's customers which is expected to occur in the final quarter of fiscal 2002. The Company anticipates capitalization of an additional $400,000 during the final quarter of fiscal 2002 prior to the anticipated release of the basic networked, internet capable e-Port(TM) to the marketplace. In the alternative, management may determine that the capitalized software development costs are not recorded at net realizable value and a charge to earnings may be taken by the Company for all or a portion of these capitalized costs during the fourth quarter of fiscal year 2002. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility (in fiscal year 2000) have been expensed as incurred.

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

         Reclassification

         During April 2001, the Company granted 6,000,000 fully vested options to a distributor in connection with the signing of a five-year distribution agreement. The estimated fair value of the options was $420,000 and is being recorded as a reduction of revenues or as selling, general, and administrative expenses, to the extent revenues have not been earned, over the term of the distribution agreement. Prior to December 31, 2001, the unamortized balance was classified as a contra-equity account. Pursuant to EITF 00-18, the Company has presented the unamortized balance as an other asset on the March 31, 2002 balance sheet and has reclassified the June 30, 2001 balance sheet to be consistent with the current period presentation.


3.       Financing Activities

         During the quarter ended December 31, 2001, the Company commenced a $2,500,000 private placement offering (the "2001-D" offering later increased to $6,500,000 due to oversubscription), consisting of 12% Convertible Senior Notes ("Notes") due December 31, 2004. Each $10,000 Note is convertible into Common Stock at $.40 per share, and interest is payable quarterly. Certain stockholders of the Company, who received warrants to purchase common stock of the Company as a part of earlier private placements, received an extension of the termination date and a reduction of the exercise price of a portion of their warrants if they invested in the 2001-D offering. The warrants were scheduled to expire by December 31, 2001 or March 2002 (according to their original terms) at $.50 and if the warrant holder participated in the 2001-D offering, the warrants become exercisable at $.10 through December 31, 2002. The fair value of the warrants on the date of extension of $3,424,266 has been recorded as equity, and this debt discount is being amortized to interest expense through the maturity date of the Notes. The 2001-D offering has been extended by the Company to close no later than May 31, 2002. As of March 31, 2002, gross proceeds of $3,618,985 had been deposited, and additional signed subscription documents for $79,237 had been received, for which the Company received the cash subsequent to March 31, 2002.

         During the nine months ended March 31, 2002, the Company completed its 2001-C offering and issued 4,212,350 shares of Common Stock for $829,342 of net cash proceeds and $1,008,872 in exchange for services. For each share, the Company issued a Common Stock purchase warrant to purchase one share of restricted Common Stock for $0.50 per share at any time through May 31, 2002.

         During the quarter ended September 30, 2001, the Company issued to a private investment company a $225,000 9-3/4% Convertible Debenture with a maturity date two years following issuance. The debenture may be converted into Common Stock at any time prior to maturity at a price per share equal to the lower of $1.00 or 80% of the lowest market price during the twenty trading days immediately prior to the conversion. In December 2001, the twenty trading days was amended to be two hundred seventy calendar days prior to any conversion. In addition, the investor is entitled to receive additional Common Stock purchase warrants equal to ten times the number of Common shares converted from the debenture. The investor is also entitled to convert up to 6% of the original value of the debentures each month starting also during August of 2001, on a cumulative basis. Due to the significance of the beneficial conversion feature associated with this instrument, the entire amount of the proceeds of $225,000 has been allocated to equity. This discount to the face value of the debt is being amortized to interest expense over the term of the debt. During the nine months ended March 31, 2002, the investment company converted $70,000 of these debentures, resulting in issuance of 271,950 shares of Common Stock, and exercised warrants resulting in the issuance of 2,719,500 shares of Common Stock and generating net cash proceeds of $684,250.

4.       Stock Options, Warrants, and Purchase Rights

         As of March 31, 2002, there were 3,356,667 options outstanding to purchase Common Stock at exercise prices ranging from $0.50 to $5.00 per share, of which 3,026,668 were vested; and there were 9,931,448 fully vested warrants to purchase Common Stock at exercise prices ranging from $0.10 to $4.00 per share. Subsequent to March 31, 2002, the Company cancelled and converted 1,080,000 of fully vested options held by executive officers into common stock. The Company also issued 730,000 shares of common stock to consultants subsequent to March 31, 2002.

5.       Senior Note Offerings

         During the quarter ended December 31, 2000, the Company exchanged a new debt instrument (2000 Senior Note) for an existing debt instrument (1999 Senior Note). The exchange of the 1999 Senior Notes to the 2000 Senior Notes was determined to be a substantial modification of the terms of the original debt instrument and, accordingly, the Company wrote-off the unamortized debt discount and other issuance costs associated with the exchange of the 1999 Senior Notes in the amount of $863,000. Such amount has been reported as a non-cash extraordinary item in the fiscal year 2001 statement of operations.


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

         The effect of these changes are reflected in the Statement of Operations in the nine month period ended March 31, 2001.


7.       Subsequent Events

         On May 14, 2002, USA Acquisition Corp., a wholly-owned subsidiary of the Company merged with and into Stitch Networks Corporation pursuant to an Agreement and Plan of Merger by and among the Company, USA Acquisition Corp., Stitch and the stockholders of Stitch dated April 10, 2002. At the close of the transaction, Stitch became a wholly owned subsidiary of the Company. The stockholders of Stitch were David H. Goodman, Pennsylvania Early Stage Partners, L.P., and Maytag Holdings, Inc.

         Stitch, located in Kennett Square, Pennsylvania, is a leading provider of wireless remote monitoring, and cashless and mobile commerce solutions. Two significant Stitch investors, Maytag Holdings, Inc. and Pennsylvania Early Stage Partners, L.P., have become shareholders of the Company. Maytag invested $10 million in Stitch, and Pennsylvania Early Stage Partners invested $2 million.

         All of the outstanding shares of stock of Stitch were converted into the right to receive an aggregate of 22,762,341 shares of Common Stock and warrants to purchase up to 7,587,447 shares of Common Stock at $.40 per share at any time through June 30, 2002. Additionally, the Company assumed outstanding Stitch stock options which were converted into options to purchase an aggregate of 2,475,318 shares of Common Stock at $.165 per share at any time prior to May 14, 2007 and warrants identical to those issued to the stockholders to purchase up to 412,553 shares of Common Stock. The exchange rate used to convert the capital stock and options of Stitch into Common Stock, warrants and options of the Company was determined as the result of an arms length negotiation. Under its investment banking contract, Technology Partners (Holdings) LLC is entitled to receive an aggregate of 875,000 shares of Common Stock from the Company in payment for its services rendered in connection with the Stitch transaction.

         The March 15, 2002 letter of intent had originally provided for the issuance of 24,000,000 shares of Common Stock to the Stitch stockholders and option holders. The final merger agreement provided that the Stitch stockholders would receive only 22,762,341 shares and the Stitch option holders would not receive any shares but options to purchase up to 2,475,318 shares at one-half of the closing market price of the shares.

         Effective May 14, 2002, the Board of Directors of the Company was increased to ten members with the three resulting vacancies to be filled with the nominees of Stitch.

         The Stitch financial statements and any pro forma financial information required to be filed with the Securities and Exchange Commission under Item 7 of Form 8-K shall be filed by the Company no later than July 29, 2002.

         On May 14, 2002, at a special meeting of shareholders, the Company's shareholders approved an increase in the number of authorized shares of the Company's Common Stock from 85,000,000 to 150,000,000 and approved an increase in the size of the Board of Directors to ten members.


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

Company to raise funds in the future through sales of securities, including but not limited to the exercise of outstanding options and warrants, (iii) whether the Company is able to enter into binding agreements with third parties to assist in product or network development, (iv) the ability of the Company to commercialize its developmental products including the e-Port(TM), or if actually commercialized, to obtain commercial acceptance thereof, (v) the ability of the Company to compete with its competitors to obtain market share,
(vi) the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations, (vii) the ability to collect its subscriptions receivable, (viii) the ability to locate and acquire suitable acquisition opportunities, and if acquired, the ability of any such businesses to generate operating profits, or (ix) the determination by management that the capitalized software development costs are not recorded at net realizable value resulting in a charge against earnings of the Company of all or part of these capitalized costs during the fourth quarter of fiscal year 2002. Although the Company believes that the forward looking statements contained herein are reasonable, it can give no assurance that the Company's expectations will be met.

Results of Operations

         The fiscal quarter ended March 31, 2002 resulted in a net loss of $3,462,183 compared to a net loss of $2,524,737 for the fiscal quarter ended March 31, 2001. Losses are projected to continue until sufficient revenue is generated from equipment sales and licensing fees from the Company's proprietary technology.

         Revenues were $427,643 compared to $341,708 from the previous year's fiscal quarter. This $85,935 or 25% increase was due to increases in both equipment sales and license and transaction fees. The increase of $44,465 in equipment sales is primarily due to the addition of equipment sales for e-Ports(TM). License and transaction fees increased $41,470 as a result of the increased install base. Revenue is still well below the level required for the Company to be profitable.

         Cost of sales for the period included labor and equipment of $201,774, a decrease of $14,843 or 7% compared to the same period during the prior year. This decrease is directly attributable to reduced levels of Business Express installation and maintenance costs.

         General and administrative expenses of $1,708,609 increased by $62,377 or 4% from the same quarter last year. The increase was due principally due to increases in promotion expense of $666,645 (of which all was non-cash), and product development of $189,738. These increases were partially offset by a decrease in legal fees of $574,979, primarily related to the MBE litigation which has been settled.

         Compensation expense of $1,426,173 increased by $694,146 or 95%. This increase was primarily due to non-cash compensation of $734,930, which related in part to stock-based compensation issued to executive officers.

         The interest expense increase of $231,662 is primarily due to the increases in non-cash amortization of the debt discount partially offset by capitalization of software development interest costs associated with the Company's spending to develop its e-Port(TM) network. Depreciation expense increased $47,226 to $80,809, largely due to an increase in the depreciable asset base.

         Of the total of $3,417,365 of operating and other expenses for the quarter, $1,026,554 were non-cash expenses, primarily consulting, promotions, employee compensation, and the issuance of common stock in lieu of interest.

         The nine-month period ended March 31, 2002 resulted in a net loss of $8,182,495 compared to a net loss of $7,715,419 for the comparable period ended March 31, 2001. Revenues were $1,118,271 compared to $1,006,709 a $111,562 or
11% increase. Of the total revenues, equipment sales totaled $598,980, an increase of $72,530 or 14%. Cost of sales of $611,805 represented an increase of $9,011, and is directly attributable to the increase in equipment sales, offset by the decrease in Business Express installation and maintenance costs. General and administrative expenses of $4,308,049 increased by $629,741 or 17%. The principal reason was a large increase in promotion expense, public relations, consultant fees and professional fees of $1,983,919. The increase was offset by decreases in legal fees of $965,081 mostly related to the MBE litigation, which has been settled. Compensation expense of $3,155,986 increased by $1,346,484 or 74%. Non-cash compensation was $1,280,825. The interest expense increase of $90,865 is primarily due to the increase in non cash amortization of debt discount partially offset by the capitalization of software development interest costs associated with the Company's spending to develop its e-Port(TM) network.

Plan of Operations

         During the quarter, the Company sold e-Port(TM) terminals and network services and continued its work towards the anticipated release of the web-enabled e-Port(TM) products and services. The Company also continued development of its distribution channels, strategic partnerships, and current and future customers. Current e-Port(TM) shipments include capabilities for credit card processing, tracking of vending inventory, wireless communication and reporting of this inventory data to a monitoring station. New networking and financial services capabilities currently being delivered via USALive(TM) to customers include electronic transfer of funds and transaction reports to customers. e-Port(TM) terminal and USALive network capabilities currently in development and testing and targeted for shipment to certain customers during the fourth quarter of the year include internet capability, interactive advertising, web based transaction reporting and terminal management, and acceptance of other forms of cashless payment systems. A new application under consideration by the Company is the CineMachine, a vending machine which could be installed at locations such as movie theatres, which would sell DVD's.

         The Company is marketing its products through its full-time sales staff consisting of five salespeople, approximately 31 authorized resellers, and office equipment and vending OEMs, either directly to customer locations or to management companies servicing these locations. Strategic partnerships and demonstration programs with key distributors continue to be pursued and developed. Among these partnerships is the Marketing Agreement signed with IBM in June, 2001, which has already generated IBM participation in developing market strategies and in identifying specific customer opportunities with numerous Fortune 100 consumer package goods, retail, pharmaceutical and large vending companies. Applications for e-Port(TM) are believed to exist in a wide variety of point of sale locations including retail, coin operated laundromats, car wash centers, postage machine dispensers and even possibly gas pumps. One of the first USA-IBM installations of technology took place in February 2002 at the newly opened, 1,400 room Gaylord Palms Resort & Convention Center in Orlando, Florida. Hotel guests can use their room key at any of the vending machines, and their purchase is added to their hotel bill.

         In March 2002, the Company signed an agreement with MEI, a world leader in the manufacture of electronic coin mechanisms that are found in vending machines, coin telephones and other equipment. MEI has agreed to make available a cashless payment system to be developed by the Company as part of its future vending solutions, which would include a comprehensive suite of software and hardware and wide area network communications technologies. The agreement contemplates that the combined offering would be available by December 2002.

         During March 2002, the Company demonstrated enhancements to its e-Port(TM) and the USALive(TM) network to the vending industry at Spring NAMA, the vending industry's semi-annual trade show event. Enhancements included mobile commerce technology permitting access to vending machines through customer cell phones; proprietary wireless technology allowing for low cost, highly reliable connectivity via existing customer telephone connections; and capability for customers to manage their own e-Port locations and access vending machine data and transaction data on the web. The e-Port(TM) was demonstrated in the booths of several different vending machine manufacturers. From the inception of shipments of e-Port(TM) to date, the Company has delivered e-Ports(TM) to or taken orders from 70 separate customers, many of them on behalf of very large corporations with well-known brand names, including two Fortune 50 companies. Our sales pipeline includes negotiatons with 10 Fortune 500 companies.

         On May 14, 2002, USA Acquisition Corp., a wholly-owned subsidiary of the Company merged with and into Stitch Networks Corporation pursuant to an Agreement and Plan of Merger by and among the Company, USA Acquisition Corp., Stitch and the stockholders of Stitch dated April 10, 2002. At the close of the transaction, Stitch became a wholly owned subsidiary of the Company. The stockholders of Stitch were David H. Goodman, Pennsylvania Early Stage Partners, L.P., and Maytag Holdings, Inc.

         Stitch, located in Kennett Square, Pennsylvania, is a leading provider of wireless remote monitoring, and cashless and mobile commerce solutions. Two significant Stitch investors, Maytag Holdings, Inc. and Pennsylvania Early Stage Partners, L.P., have become shareholders of the Company. Maytag invested $10 million in Stitch, and Pennsylvania Early Stage Partners invested $2 million.

         All of the outstanding shares of stock of Stitch were converted into the right to receive an aggregate of 22,762,341 shares of Common Stock and warrants to purchase up to 7,587,447 shares of Common Stock at $.40 per share at any time through June 30, 2002. Additionally, the Company assumed outstanding Stitch stock options which were converted into options to purchase an aggregate of 2,475,318 shares of Common Stock at $.165 per share at any time prior to May 14, 2007 and warrants identical to those issued to the stockholders to purchase up to 412,553 shares of Common Stock. The exchange rate used to convert the capital stock and options of Stitch into Common Stock, warrants and options of the Company was determined as the result of an arms length negotiation. Under its investment banking contract, Technology Partners (Holdings) LLC is entitled to receive an aggregate of 875,000 shares of Common Stock from the Company in payment for its services rendered in connection with the Stitch transaction.

         The March 15, 2002 letter of intent had originally provided for the issuance of 24,000,000 shares of Common Stock to the Stitch stockholders and option holders. The final merger agreement provided that the Stitch stockholders would receive only 22,762,341 shares and the Stitch option holders would not receive any shares but options to purchase up to 2,475,318 shares at one-half of the closing market price of the shares.

         Effective May 14, 2002, the Board of Directors of the Company was increased to ten members with the three resulting vacancies to be filled with the nominees of Stitch.

         The Stitch financial statements and any pro forma financial information required to be filed with the Securities and Exchange Commission under Item 7 of Form 8-K shall be filed by the Company no later than July 29, 2002.

         Technology Partners (Holdings) LLC, an investment banker, has been retained by the Company to help it plan and execute the growth of the Company. We are currently working to acquire complementary technology, products, services and customers. The acquisition of Stitch Networks brings revenues from an on going program with Kodak to dispense disposable cameras; potential revenues from a program to provide cashless payment systems in retail laundry operations in apartments or colleges; and potential revenues from the application of RFID (wireless) technology which was demonstrated by Stitch at the Olympics in Coca Cola vending machines. Two significant Stitch investors, Maytag Holdings, Inc. and Pennsylvania Early Stage Partners, L.P., have become shareholders of the Company. Maytag invested $10 million in Stitch, and PA Early Stage Partners invested $2 million in Stitch. Maytag owns Dixie Narco, which is the world's largest manufacturer of vending machines. A letter of intent was signed on May 13, 2002, between the Company and a semiconductor company, which expresses our mutual intention to reach a definitive agreement within 45 days to produce a new product offering and penetrate new and different markets.


Liquidity and Capital Resources

         For the quarter ended March 31, 2002, there was a net increase in cash of $510,885. This was attributable to $4,128,702 of cash used in operating activities, $2,298,198 of cash used for investing activities, principally software development cost for the new e-Port(TM) network, offset by cash provided by financing activities of $6,937,785 primarily from the issuance of Common Stock, and the 2001-D note offering. The cash used in operating activities consisted of the operating loss of $8,182,495, partially offset by $3,017,428 in non cash charges from the issuance of stock and warrants, and $890,062 of non cash amortization of debt discount. As of March 31, 2002, total cash on hand was $1,328,455 and the working capital deficit was $136,109.

         During the quarter ended December 31, 2001, the Company initiated a $6,500,000 private placement offering (the "2001-D" offering), consisting of 12% Convertible Senior Notes ("Notes") due December 31, 2004. Each $10,000 Note is convertible into Common Stock at $.40 per share, and interest is payable quarterly. Certain stockholders of the Company, who received warrants to purchase common stock of the Company as a part of earlier private placements, received an extension of the termination date and a reduction of the exercise price of a portion of their warrants if they invested in the 2001-D offering. The warrants were scheduled to expire by December 31, 2001 or March 2002 (according to their original terms) at $.50 and if the warrant holder participates in the 2001-D offering, the warrants become exercisable at $.10 through December 31, 2002. The fair value of the warrants on the date of extension of $3,424,266 has been recorded as equity, and this debt discount is being amortized to interest expense through the maturity date of the Notes. The Convertible Note offering has been extended until May 31, 2002. As of March 31, 2002, gross proceeds of $3,618,985 had been deposited, and additional signed subscription documents for $79,237 had been received, for which the Company received the cash subsequent to March 31, 2002.

         During the quarter ended March 31, 2002, the Company deposited $222,500 to complete the collections for the subscriptions receivable for the 2001-C private placement offering which was closed during the second quarter. The Company issued 4,212,350 shares of Common Stock in connection with the 2001-C offering, which included $829,342 of cash proceeds and $1,008,872 in exchange for services. The Company has extended the expiration date of the warrants in the 2001-C offering until May 31, 2002.

         The Company's ability to meet its obligations is currently dependent upon its ability to raise capital, which may not be readily available, until the Company's products are accepted in the marketplace and can generate sufficient operating revenues. These factors raise doubt about the Company's ability to continue as a going concern. The Company believes that proceeds from the sale of additional debt or equity securities, the potential exercise of outstanding warrants and options, future equity or debt offerings, and revenues from its business, would be sufficient to fund operations and investing activities until at least through the end of the fiscal year. However, there can be no assurance that any such additional sales of securities could be made by the Company, or that the Company's products will be accepted in the marketplace, or that increased revenues would result from its business activities. Under such circumstances, the Company may cease to be a going concern or may have to reduce its operations.

Part II - Other Information

Item 2.  Changes in Securities

         During a previous quarter, the Company sold a $225,000 9-3/4% Convertible Debenture with a maturity date two years following issuance, to La Jolla Cove Investors, Inc. The debenture may be converted into Common Stock at any time prior to maturity at a price per share equal to the lower of $1.00 or 80% of the lowest market price during the twenty trading days (changed to 270 calendar days) immediately prior to the conversion. In addition, La Jolla Cove Investors is entitled to receive additional Common Stock purchase warrants equal to ten times the number of common shares converted from the debenture. During the quarter ended March 31, 2002, La Jolla Cove Investors converted $60,000 of principal, receiving 233,100 shares of common stock, and exercised related warrants for 2,331,000 shares, receiving a total of 2,564,100 shares of common stock. The Debenture was converted at the rate of $.2574 per share and the exercise price of the warrants was $.2574 per share and was paid in cash to the Company. The shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the Act. The Company has, at its cost and expense, registered these shares for resale by the holder under the Act.

         During the previous quarter, the Company initiated a private placement offering (the "2001-D" offering), consisting of $2,500,000 (later expanded to $6,500,000) principal of 12% Convertible Senior Notes due December 31, 2004. Each Senior Note is convertible into Common Stock at $.40 per share, and interest is payable quarterly. The offering is to close no later than May 31, 2002. During the quarter ended March 31, 2002, the Company received gross proceeds of approximately $2,339,000. The Notes were issued pursuant to the exemption from registration set forth in Section 4(2) of the Act. The Company has agreed at its cost and expense to use its best efforts to register the Common Stock underlying the Notes for resale by the holder under the Act.

         During the quarter, 138,375 shares of Common Stock were issued to certain holders of 12% Senior Notes due December 31, 2003, in lieu of cash payment, for interest earned on the Notes during the quarter ended March 31, 2002. Such Note holders elected to receive Common Stock at the rate of one share per $0.40 of interest earned. Such shares of Common Stock were issued pursuant to the exemption from registration set forth in Section 3(a)(9) of the Act. The Company, at its cost and expense, has registered these shares under the Act for resale by the holder.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company held an annual meeting of its shareholders on March 21, 2002.

         (b)  The following members of the Board of Directors were elected:

                                               For                   Against
                                               ---                   -------
              George R. Jensen, Jr.        28,565,083                577,554
              Stephen P. Herbert           28,630,305                512,332
              William W. Sellers           28,646,942                495,695
              William L. Van Alen          28,599,193                543,444
              Steven Katz                  28,289,461                853,176
              Douglas M. Lurio             28,557,533                584,104
              Edwin R. Boynton             28,652,342                490,295

         (c) The following was the voting in connection with the approval of the appointment of Ernst & Young LLP as the independent public accountants of the Company for fiscal 2002:

                  For:              28,711,263
                  Against:             238,280
                  Abstain:             146,204

              The following was the voting in connection with the approval of the increase of the number of authorized shares of Common Stock to 85,000,000:

                  For:              12,937,523
                  Against:           1,685,937
                  Abstain:             252,566
                  Broker Non-Votes:

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              2.1 Agreement and Plan of Merger dated April 10, 2002, by and among USA Technologies, Inc., USA Acquisition, Inc., Stitch Networks Corporation, David H. Goodman, Pennsylvania Early Stage Partners, L.P., and Maytag Holdings, Inc.

         (b)  Reports on Form 8-K.

              On March 21, 2002, the Company filed a Form 8-K to report that the Company and Stitch Networks Corporation had entered into a binding letter of intent whereby Stitch would merge with and into a wholly-owned subsidiary of the Company.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      USA TECHNOLOGIES, INC.



                                      /s/ George R. Jensen, Jr.
Date:  May 20, 2002                   -----------------------------------------
                                      George R. Jensen, Jr., Chairman,
                                      Chief Executive Officer



                                      /s/ Leland P. Maxwell
Date:  May 20, 2002                   -----------------------------------------
                                      Leland P. Maxwell, Senior Vice President,
                                      Chief Financial Officer