Form 10KSB
period 2002-06-30
USA TECHNOLOGIES INC
filed 2002-10-15
CIK 896429

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended June 30, 2002       Commission file number: 33-70882
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Transitional  Small  Business  Disclosure  Format  Yes  ___  No  _X_

Registrant's total revenues for its most recent fiscal year  . . . .$1,682,701.

As of September 23, 2002, there were outstanding 71,319,789 shares of Common Stock, no par value.

The Company's voting securities are traded on the Over the Counter (OTC) Electronic Bulletin Board. The aggregate market value of the company's voting securities held by non-affiliates of the Registrant was $13,550,760 on September 23, 2002 based upon the closing price of the Registrant's Common Stock on that date.

TABLE  OF  CONTENTS

PART  I                                                                 PAGE
-------                                                                 ----
Item  1.     Business                                                     3

      2.     Properties                                                   12

      3.     Legal  Proceedings                                           12

      4.     Submission of Matters to a Vote of Security Holders          13


PART  II
--------
Item   5.     Market  for  the  Registrant's  Common  Equity  and
                 Related  Stockholder  Matters                            14

       6.     Management's  Discussion  and  Analysis  of  Financial
                  Condition  and  Results  of  Operations                 16

       7.     Financial  Statements                                       25

       8.     Changes  in  and  Disagreements  with  Accountants  on
                  Accounting  and  Financial  Disclosure                  26


PART  III
---------
Item   9.     Directors  and  Executive  Officers  of  the  Registrant    26

      10.     Executive  Compensation                                     28

      11.     Security  Ownership  of  Certain  Beneficial  Owners
                  and  Management                                         33

      12.     Certain  Relationships  and  Related  Transactions          36


PART  IV
--------
Item  13.     Exhibits,  Financial  Statement  Schedules  and Reports on
                  Form  8-K                                               37

                             USA TECHNOLOGIES, INC.

                                     PART I

ITEM  1.  BUSINESS

     USA Technologies, Inc., a Pennsylvania corporation (the "Company") was founded in January 1992. Our vision is to be a major player in the 'Digital, Networked Economy' by providing the marketplace with embedded technology and associated network and on-line financial services that will help transform their businesses. The ultimate goal is to position the Company as the preferred method and industry standard for cashless micropayments and automated retailing, including wireless payment processing, and to become a leading point-of-sale, interactive media and network services company.

     The Company intends to accomplish this by building on its market position in networked, unattended consumer payment systems through a new e-Business solution called e-Port (TM). To this end, the Company has focused on developing e-Port (TM) - its cashless payment system. At a basic level, the e-Port (TM) integrates with copiers, vending machines or other host equipment and gathers information about sales and operations of the host equipment and also allows a consumer to use a credit card to make a purchase. There are capabilities for multiple forms of cashless payment processing including "micropayments", control and data management, and auditing capability for vending operators, kiosk operators and others wishing to place equipment or products on a network. With the acquisition of Stitch Networks (see below), the Company has acquired wireless connectivity in addition to the above capabilities. At an enhanced level, the e-Port (TM) contains additional capabilities, such as a display screen which could display interactive advertising/media, and could, with some additional development, allow simple e-commerce transactions while the consumer is making routine purchases from the vending machine, whether by using a credit card, smart card or any other payment device such as a cellular phone, at vending machines, convenience stores, gas pumps and other retail points-of-sale. Thus, advertisers could operate virtual electronic storefronts that could provide consumers with promotional offers at actual retail locations.

     As part of its strategy to be a broad provider of network and financial services, the Company acquired Stitch Networks in May 2002 as a wholly owned subsidiary. The Company acquired Stitch to strengthen its position as a leading provider of wireless remote monitoring and cashless and mobile commerce solutions. Stitch designs and employs embedded connectivity solutions that enable network servers to monitor and control vending machines and appliances over the internet. Prior to the acquisition, on December 31, 2000, Stitch executed a Vending Placement, Supply and Distribution Agreement with Eastman Kodak Company, Maytag Corporation and Dixie Narco, Inc., which formed a strategic alliance to market and execute a national vending program for the sale of one-time use camera and film products. The Agreement provides for an initial term of three years ending December 31, 2003, with additional provisions for early termination and extensions as defined. Furthermore, the Agreement also provides for exclusivity among the parties for the term of the Agreement relating to the sale of camera and film products from vending machines within the Continental United States. (See Note 3 to the consolidated financial statements included herein)

     The Company is also a leading provider and licensor of unattended, credit card activated control systems for the hospitality industry (business centers). USA Technologies has historically generated its revenues from the direct sale of its control systems and the resale of configured office products, plus network service fees, plus the retention of a portion of the monies generated from all credit card transactions conducted through its control systems.

     The Company has entered into a corporate agreement with Promus Hotel Corporation (Embassy Suites, Hampton, and Doubletree brands)which establishes itself as a preferred supplier of business center products for those brands. The Company's Business Express has been approved and recommended as a solution for business center needs by Marriott for its hotels.

     USA Technologies is the market leader in making self-serve, credit card activated products and services available to consumers everywhere. The Company has achieved this with the sale and installation of its product, Business Express or MBE Business Express, at nearly 400 hotel, library and retail locations nationwide. Business Express and MBE Business Express offer thousands of business travelers and consumers the unprecedented opportunity to conduct e-business/e-commerce 24 hours a day with the swipe of a credit card. The Business Express gives consumers self-serve, public access to the Internet, copy and fax services, and other 'e-Business services'. At the heart of this product line is USA Technologies' networked payment solution TransAct , an automated, credit card consumer payment system which has been utilized with photocopying machines, facsimile machines, computer printers, vending machines and debit and smart card purchase/revalue stations. The Company retains all rights to software and proprietary technology that it licenses to location operators for their exclusive use. As of June 30, 2002, 394 Business Express or MBE Business Express locations are installed. The Company also markets a product line extension to the Business Express , called the Business Express Limited Service Series (LSS). The LSS has copier and fax capabilities plus laptop printing, dataport capabilities and credit card activated phone. The LSS is targeted to the hospitality mid-market, limited service and economy properties. As of June 30, 2002, 99 LSS units are included in the total of 394 Business Express or MBE Business Express locations installed. The Company also sells its TransAct credit card device and payment system as a standalone offering to the world's leading office equipment manufacturers and distributors. The Company established a TransAct Authorized Reseller Program to sign up various independent and national dealers and distributors. As of June 30, 2002, 13 dealers are participating in the program.

     As of June 30, 2002, the Company had a total installed base of 1,309 control systems, primarily 727 Business Express control systems, 168 Business Express Limited Service (LSS) control systems, and 229 standalone TransAct control systems located at various hospitality locations throughout the United States and Canada. In addition, there were 157 e-Port (TM) control systems located at vending locations in the United States and 323 Kodak vending machines. Through June 30, 2002 total license and transaction fee revenues received by the Company from these systems, although growing, has not been sufficient to cover operating expenses.

     The Company has been designated as an authorized equipment reseller by International Business Machines Corporation and Hewlett-Packard. The Company believes that it benefits from the association of its control systems with the well-known brands of business equipment manufactured by these companies.

      We have been granted 15 patents related to our technology, and our wholly owned subsidiary, Stitch Networks, has been granted one. One patent is in the area of networked vending machines and credit card technology - including the use of smart cards. Another is a patented method of batch processing which enables consumers to engage in cashless micropayments. Fifty other domestic and foreign patents are pending.

          Currently, the Company has as its core business two key components: cashless control systems (basically, the hardware); and a financial services and auditing network. A third future component is a proposed interactive media and ad serving network.

          The first component is our cashless control system, e-Port (TM) , or its predecessor technology, TransAct. TransAct , as outlined above, is currently installed in locations throughout North America while e-Port (TM) was unveiled in October 2000 at the National Automatic Merchandising Association (NAMA) convention in New Orleans, the world's largest vending trade event.

          The e-Port (TM) is designed to be a flexible and versatile embedded system device. While initially targeted to the vending industry, our technology may be applied in other industries such as copiers, retail point of sale, mass transit, and wherever pervasive computing, embedded systems and other cashless payment systems are used. e-Port (TM) technology is available in three primary configurations. By offering these options, the Company believes that it would provide a complete set of solutions and applications to solve the needs of customers and industries from the smallest to the largest and most demanding.

-     Audit. The audit only e-Port (TM)  is an embedded device that can be
      -----
     integrated with existing copiers, vending machines or other 'host' equipment. The auditing feature would capture supply chain data (units sold, what sold, price of units sold) and other machine information, and send the information back to either a customer's network or to the USA network for reporting.

-     Audit/Cashless.  This  version  of  e-Port (TM)  can,  in addition to
      --------------
     gathering information about the sales and operation in the host equipment (the auditing portion), allow a user to use a credit card or other cashless method to make a purchase (as well as cash). This version will allow a user to make multiple purchases with one credit card transaction. This unit relays both the credit and cash sales information back to a network along with the audit information. The acquisition of Stitch Networks has added multiple forms of wireless connectivity to the above capabilities, including RFID (radio frequency identification) and cell phone.

-     Audit/Cashless/Interactive.  In  addition to the above benefits of network
      --------------------------
     control and remote monitoring, increased sales opportunity provided by the credit cards, and wireless connectivity, this interactive capability provides potential for revenue generation through interactive advertising on the LCD screen.

     e-Port (TM) features multiple connectivity options. These include the ability to send and receive data via land lines, radio waves (like a home cordless phone), wireless modems, and always-on phone connections. The telecom and internet connections offered by Sprint support the hardware developed by the Company. USA Technologies and Sprint have agreed to a partnership allowing its customers access to many connectivity options at superior service levels and pricing.

     The Company has contracted with two manufacturers for e-Port (TM) . Masterwork Electronics Corporation, a leader in the manufacture of electronics for the vending industry, manufactures the version of e-Port (TM) without the LCD color touch screen. The other manufacturer, RadiSys Corporation, is a leader in developing and mass-producing embedded systems, and has produced the e-Port
(TM) with the LCD screen and internet and advertising capability. The Company entered into a Development and Manufacturing Agreement ("DMA") with RadiSys in June, 2000. RadiSys has significant manufacturing expertise in the embedded chip market and is partially owned by Intel. This e-Port (TM) client uses programming developed by IBM simultaneously with IBM's work to enhance the "USAlive" server network, all of which became available as an integrated package as of April, 2002, offering internet connectivity and screen capability in addition to the audit and cashless functions.

          Our customers' terminals are currently integrated into a network that enables terminal users to easily access basic audit information, conduct unattended credit card transactions, turnkey banking, and micropayments. The Company together with IBM Global Services has developed an enhanced network, which is IP compliant and has wireless capability. The Company anticipates that an additional $0.5 million may be incurred and expensed for legacy integration and specific vending machine integration in the first half of fiscal 2003.

          The second component involves financial services and auditing. This capability provides users with auditing capability as well as turnkey credit card and banking capability.

- USA utilizes a patented method of batch processing in order to conduct affordable credit card transactions of as little as $1.00.

- USA provides users of the e-Port (TM) and TransAct with the ability to instantly accept credit cards in an unattended location.

- USA acts as a 'super merchant' for its customers - thereby helping them to avoid getting certified with credit card processors to do unattended transactions.

- USA provides all the refunds, payments, and reporting of the credit card transactions.

- The auditing capability of the network provides customers with detailed information on location or host equipment operation, sales, security, etc.

     The third component would involve serving targeted, interactive ads. These ads would be served to a more captive audience than is possible with traditional web based advertising. The targeting of media via the Company's network may be possible because the data base could be constantly updated concerning information about each e-Port (TM) : state, city, zip code, make up of users from standpoint of: income, vocation, location of the machine (school, mall, convention center, movie theater, supermarket). The Company has secured a license from DoubleClick for its advertising software for use in this regard.

     For the years ended June 30, 2002 and 2001, the Company has expensed approximately $1,187,000 and $1,260,000, respectively for the development of its proprietary technology. These amounts include the expense of outside consultants and contractors as well as compensation paid to certain of the Company's employees and is reflected in compensation and general and administrative expense in the accompanying consolidated financial statements. Through March 31, 2002 the Company had capitalized approximately $5.3 million for the services of IBM, to program the enhancements to the Company's proprietary "USAlive" server network and to the e-Port (TM) client. During the fourth quarter of fiscal 2002, the e-Port (TM) product and related network became available for general release to the Company's customers. Management performed an evaluation of the commercial success and preliminary market acceptance of the e-Port (TM) product and network pursuant to SFAS 121 during the fourth quarter. Accordingly, during the fourth quarter of fiscal 2002, the Company recorded an impairment charge of approximately $2.7 million to reflect the software development costs at its fair value. See Note 2 to the Consolidated Financial Statements.


INDUSTRY  TRENDS

     USA Technologies believes it has positioned itself to claim a piece of three important market spaces within the new Internet economy: interactive advertising, electronic commerce and pervasive computing. USA Technologies intends to continue to leverage its proprietary technologies, e-Port (TM) and TransAct payment systems, which put credit card activated goods and services, e-business and e-commerce at 'arms reach' of consumers. The Company will attempt to take advantage of four powerful trends:

1.     Growth  in  credit  card/cashless  transactions
          - Transaction volume nearly quadrupled from 1990 to 2000, with 27.3 billion credit/debit card transactions in 2001
          -    1.7  billion  credit  cards  in  circulation
          -    $2.24  trillion  in  purchase  volume  in  2000
          -    $3.17  trillion  in  total  volume*  in  2000
-     Preferred  method  of  payment  for  US  consumers

     This important trend is driving impressive growth in purchases of credit card devices, as well as the network services that support use of those terminals (e.g., credit card processing). (Source: The Nilson Report)

(*Total volume includes purchases of goods and services, cash advances/withdrawals, and commercial funds transfers from business in China.)

2.     Growth  in  cashless  micropayments

       Visa estimates that in the United States cash transactions below $10 total nearly $400 billion annually - an attractive market which is virtually untouched by credit cards. Furthermore research firm Ovum predicts that wireless micropayments - transactions of less than $10 - will total $200 billion worldwide by 2005. Within this micropayment market, the largest single component is vending, which is a $40 billion market.

3.     Emergence  of  pervasive  computing/'Internet  Everywhere'  appliances
(Source:  IDC)

     Growth in pervasive computing devices is expected to fuel unprecedented growth of Internet/e-Commerce. These intelligent or 'smart' devices (e.g. vending machines, personal digital assistants, credit card readers etc) are embedded with microprocessors that allow users to gain direct, simple and secure access to relevant information and services via the Internet without the nee for a PC.

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


4.     Growth  in  interactive  advertising
       Interactive advertising is expected to grow from an annual $2 billion industry in 1999 to over $12 Billion by 2003. (Source: Forester and IAB
Internet  Ad  Revenue  Report)


5.     Growth  in  electronic  commerce.

       By the year 2003, it is projected by IDC that 500 million Internet users will be accessing information and conducting commerce over the net (versus 160 million users in 1998). This increased use would amount to two new users per second. As a consequence, consumer e-commerce will hit nearly $200 billion annually by 2004.

CASHLESS  PAYMENT  PROCESSING

          Each of the Company's cashless control systems records and transmits all transaction data to the Company, which then forwards it to the credit card processor and related system involving the banks and the credit card companies such as Visa, MasterCard and American Express. Based on the transaction data, the payment for services rendered or product purchased is then electronically transfered to the Company's bank (less various financial charges). The Company then forwards to the location its agreed upon share of the funds, through check or EFT. In hospitality, if the Company has sold the business center equipment to the location, the portion retained by the Company is generally 5% of the gross revenues. In cases where the Company continues to own the equipment, the portion retained can be as high as 90% of gross revenues. In the Kodak program, charges for product have been negotiated to give Stitch a reasonable margin. In addition the Company charges a fixed monthly management fee which is generally $20-$25 per control system for existing hospitality locations.

PRODUCT  LINES

THE  E-PORT (TM)  FOR  VENDING


          In  general,  our  wireless  vending  service  enables:

     - cashless transactions including credit cards, smart cards, student Ids, PDAs and cell phones;
     - real-time access to monitor inventory, sales, audit (cash and credit) and machine maintenance via the internet from any PC;
     - the potential of an added revenue stream with the LCD color touch screen for displaying interactive advertising and content.

     With the acquisition of Stitch Networks, the Company has acquired vending business with Eastman Kodak. This consists of locating specially designed Kodak vending machines in high profile venues across the United States such as amusement parks, zoos, and sports stadiums. The vending machines dispense disposable cameras and associated film.

     The e-Port (TM) allows a consumer to use a credit card or other forms of cashless payment to make a purchase, and also gathers information about sales and operations of the host equipment. Additional capabilities can include internet connectivity and wireless communications. With some additional effort, capability for public access electronic commerce and advertising is possible.


THE  BUSINESS  EXPRESS (R) FOR  HOTELS

     The hotel/motel hospitality industry has become more competitive as chains increase efforts to attract the most profitable customer: the business traveler or conference attendee, who accounts for the majority of hotel occupancy, stays longer and spends more per visit than the leisure traveler. For these reasons, hotels have become responsive to the needs of the business traveler. The Business Express enables a hotel to address some of these needs, while offering the possibility of generating incremental revenue.

          The Business Express utilizes the Company's existing applications for computers, copiers, and facsimile equipment, and combines them into a branded product in a functional kiosk type workstation. All devices are cashless, therefore eliminating the need for an attendant normally required to provide such services.

          Our  hotel  service  enables:

     -    cashless  transactions  using credit cards and room cards for payment;
     -    access  to  unattended 24/7 business center services for hotel guests;
     - access to vending machines for hotel guests with the use of their room card.


E-SUDS (TM)  FOR  LAUNDRY

          With the acquisition of Stitch Networks, the Company has acquired additional product line enhancements. One such enhancement is our university laundry services which enable:

     - students to go on-line and check the availability of laundry machines and receive email or a page when their laundry cycles are complete;
     - students to charge the cost of their laundry to their credit card or student account;
     - laundry operators to access inventory, sales, audit and maintenance via the internet from any PC;
     - laundry operators to benefit from additional revenue through the sale of detergent automatically added to the wash cycle.

MARKETING

     As of June 30, 2002, the Company was marketing and selling its products through its full time staff consisting of six people. The Company is primarily focused on the vending, hospitality, office equipment and laundry industries, but has expanded product distribution into new industries, including transportation and multi-housing.

     In the vending industry, the e-Port (TM) is being purchased by soft drink bottlers and independent vending operators throughout the USA and Canada. On the soft drink bottler side, heavy effort is being put into securing initial distribution agreements with the top ten Coke and Pepsi bottlers. The initial installations of e-Port (TM)s are already complete for a number of bottlers. At a corporate level, the Dr. Pepper/7-Up Company announced in October 2002 at the Dr. Pepper National Bottling meeting that it has selected USA Technologies to make available its cashless payment services in its vending machines throughout the United States. Dr. Pepper will offer our e-Port (TM) not only to its own bottlers, but also to Coca-Cola and Pepsi bottlers that distribute Dr. Pepper products. The Dr. Pepper Company has completed its first implementation of e-Port (TM) with The Pepsi Cola Bottler of Central Virginia, with numerous vending machines using e-Port (TM), with a Sprint-enabled wireless solution.

     Three of the premier national independent vending operators, Compass, ARAMARK and Sodexho, have already installed e-Port (TM) in various locations, with plans for additional purchases based on the success of the initial e-Port
(TM)s. One major vending operator, International Vending Management, has signed a contract with the Company.

     In March 2002, the Company signed an agreement with MEI (Mars Electronics), a world leader in the manufacturing and supplier of electronic coin mechanisms and dollar bill acceptors to the vending industry. MEI has agreed to sell and distribute an MEI branded cashless payment system to be developed by the Company, as part of its portfolio of vending solutions, which would include a comprehensive suite of cashless payment services and vending software management tools. The Company has performed its developmental work, and the combined offering will be introduced at the fall NAMA in October (the primary annual vending trade show) with commercial availability planned for early 2003. By contract, MEI has committed to buy a minimum of 10,000 unit of the USA product over the course of 24 month agreement or pay the Company $4.00 per unity for any shortfall. In addition, all MEI payment systems in the field would have the option to connect to the Company's network and produce recurring revenues.

     The Stitch Kodak program continues to install machines, with over 350 units installed to date, including high profile locations such as Yankee Stadium, Time Square and Six Flags Amusement Parks. New Kodak machines are being installed weekly, which collectively represent recurring revenues to the Company from service fees as well as sales of disposable cameras and film.

     The Company continues to work with the top vending machine manufacturers, including Automatic Products, AMS, U-Select-It, Crane Merchandising Systems, FastCorp and Dixie Narco, in order to incorporate our e-Port (TM) technology into vending machines at the factory (OEM); and with authorized resellers, including Betson Enterprises, HA Franz, Brady Distributing and Weymouth Distributing. The Company's Vending Machines for the Kodak Program are purchased from Dixie Narco and the film and cameras are purchased directly from Eastman Kodak Company. Dixie Narco is a large worldwide manufacturer of vending machines owned by Maytag Corporation. Maytag Corporation owns Maytag Holdings, Inc., who is also a shareholder of the Company (see Part III, Item 12).

     In October, 2002, the Company signed a Strategic Alliance Agreement with ZiLOG Corporation, a semiconductor company which is the largest supplier of microprocessors to the retail point of sale industry. The agreement allows the Company's proprietary network software (USAlive) to be embedded on a chip produced by ZiLOG. The Company would license its software to the purchaser and would receive a license fee. A second revenue stream could be generated when those who buy the retail point of sales terminals begin to use them, because they could elect to use the USA network which is embedded on the chip. The Company believes that these fees could become the primary driver of profitability for the Company in the intermediate and longer term. The Company believes that the cost of e-Port (TM) to our customers could decline with this activity.

     In the hospitality industry, Business Express continues to be one of the premier solutions for automated business centers. The Company has relationships with two of the most recognized global hotel chains, Marriott and Hilton Hotels. The addition of e-Port (TM) technology for vending machines located in hotels now offers a "one-stop shopping" experience to hotels who also have or are considering purchasing a USA business center. Recently, the Company completed development of an e-Port (TM) application using hotel room keys, and 40 vending machines are now operating successfully with such technology at the 1,400 room Gaylord Palms Resort Hotel in Florida.

     In laundry, American Sales Inc. signed a five year agreement to purchase units of Stitch's e-Suds laundry solution for their university locations in the Midwest, with initial installations to begin in December. The Agreement provides that if ASI purchases at least 9,000 units over the contract period, then ASI shall have exclusive rights to the units in Ohio, Kentucky, Indiana, Michigan and Marshall University. The Company has additionally begun working with two of the premier laundry operators, Web Services and the MacGray Company. These two companies have already implemented the e-Port (TM) solution, with discussions underway to implement the e-Suds solution.

     The Company continues to work with IBM, including recent installations of its wireless (802.11) e-Port (TM) in prominent hotel vending machines.

PROCUREMENT

     The Company's e-Port (TM) has been completed in a mass producible form factor, by an independent contract manufacturer, RadiSys. Product orders to RadiSys are governed by the Design and Manufacturing Agreement signed in June, 2000. In March, 2001, a manufacturing agreement between the Company and Masterwork Electronics was signed, to provide the Company with additional manufacturing capability for e-Port (TM).

     The Company anticipates obtaining the other components of its business center (computers, printers, fax and copy machines) through Decision One and CDW. Orders are regularly placed for expected orders weeks in advance.


COMPETITION

    There are currently other businesses offering or announcing unattended, credit card activated control systems for use in connection with copiers, printers, personal computers, fax machines, Internet and e-mail access, vending, retail point of sale, and debit card purchase/revalue stations. In addition, the businesses which have developed unattended, credit card activated control systems currently in use in connection with gasoline dispensing, public telephones, prepaid telephone cards, ticket dispensing machines, vending machines, or facsimile machines, are capable of developing products or utilizing their existing products in direct competition with the Company. Many of these businesses are well established, have substantially greater resources than the Company and have established reputations for success in the development, sale and service of high quality products. The Company is aware of businesses that have developed an unattended, credit card activated control system to be used in connection with vending machines. Any such increased competition may result in reduced sales and/or lower percentages of gross revenues being retained by the Company in connection with its licensing arrangements, or otherwise may reduce potential profits or result in a loss of some or all of its customer base. The Company is also aware of several businesses that make available use of the Internet and use of personal computers to hotel guests in their hotel rooms. Such services might compete with the Company's Business Express , and the locations may not order the Business Express , or if ordered, the hotel guest may not use it. The Company is aware that credit card activated personal computer kiosks have been developed and are in the marketplace.


PATENTS,  TRADEMARKS  AND  PROPRIETARY  INFORMATION

     The  Company  received  federal  registration  approval  of  its trademarks
Business Express , C3X, TransAct , and Public PC, and has applied for federal registration of its trademarks Copy Express and e-Port (TM). Through its wholly owned subsidiary, Stitch Networks, the Company has secured three trademarks: eVend.Net, eSuds.Net and Stitch Networks.

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

     To date, 15 United States patents have been issued to the Company: U.S. Patent No. 5,619,024 entitled "Credit Card and Bank Issued Debit Card Operating System and Method for Controlling and Monitoring Access of Computer and Copy Equipment", U.S. Patent No. 5,637,845 entitled "Credit and Bank Issued Debit Card Operating System and Method for Controlling a Prepaid Card Encoding/Dispensing Machine", U.S. Patent No. D423,474 entitled "Dataport", U.S. Patent No. D415,742 entitled "Laptop Dataport Enclosure", U.S. Patent No. D418,878 entitled "Sign Holder", U.S. Patent No. 6,056,194 entitled "System and Method for Networking and Controlling Vending Machines", U.S. Patent No. D428,047 entitled "Electronic Commerce Terminal Enclosure"; U.S. Patent No.
D428,444 entitled "Electronic Commerce Terminal Enclosure for a Vending Machine"; U.S. Patent No. 6,119,934 entitled "Credit Card, Smart Card and Bank Issued Debit Card Operated System and Method for Processing Electronic Transactions." U.S. Patent No. 6,152,845 entitled "Credit and Bank Issued Debit Card Operated System and Method for Controlling a Prepaid Card Encoding/Dispensing Machine"; U.S. Patent No. 6,321,985B1 entitled "System and Method for Networking and Controlling Vending Machines"; U.S. Patent No.
D437,890 entitled "Electronic Commerce Terminal Enclosure with a Hooked Fastening Edge for a Vending Machine"; U.S. Patent No. D441,401 entitled "Electronic Commerce Terminal Enclosure with brackets". Two foreign patents have been granted to the Company, Canadian Patent No. D199-1014 entitled "Sign Holder" and Canadian Patent No. D199-1038 entitled "Laptop Data Port Enclosure". To date, one United States patent has been issued to its subsidiary, Stitch
Networks: U.S. Patent No. 6,021,626 entitled "Forming, Packaging, Storing, Displaying and Selling Clothing".

     The  Company  also  has  50  pending  patent  applications.

EMPLOYEES

     As   of  June  30,  2002,  the  Company  had  44  full  time  employees.


ITEM  2.  PROPERTIES

      The Company leases its principal executive offices, consisting of approximately 10,000 square feet, at 200 Plant Avenue, Wayne, Pennsylvania for a monthly rental of $14,000 plus utilities and operating expenses. The lease expired on June 30, 2002, and subsequently the Company has leased these facilities on a month to month basis. With the acquisition of Stitch Networks, the Company acquired 12,225 square feet of rented space in Kennett Square, PA. The rent is $11,153 per month and the lease expires on March 2005. The Company is consolidating facilities, and therefore has vacated the rented space in Kennett Square. For that reason, the Company has accrued for the remaining payments of the lease of approximately $354,000 as part of the Stitch purchase price as of June 30, 2002 (see Note 3 to the Consolidated Financial Statements). The Company is attempting to secure a tenant to sublease the space for the duration of the lease and is in default under the lease since August, 2002. Subsequent to June 30, 2002, the Company also signed a lease for 16.5 months for $4,000 per month for additional space in Malvern, PA for business activities.


ITEM  3.  LEGAL  PROCEEDINGS

     In August 2002, Fieldman Hay & Ullman, LLP(FHU) filed an action against the Company in the Supreme Court of the State of New York located in the County of New York. The Complaint alleges that the Company owes FHU the cash sum of $624,051 for legal services rendered by FHU on behalf of the Company in connection with litigation involving the Company and Mail Boxes Etc. USA, Inc. The Company has removed the action to the Federal District Court for the Southern District of New York and intends to file various preliminary objections and to assert various defenses to the Complaint, including that FHU agreed to accept Common Stock of the Company in satisfaction of any amount due and that it has already satisfied all of its obligations to FHU.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

      (a)  The  Annual  Meeting  of  Shareholders  was  held  on March 21, 2002.
      (b)  Election  of  Directors

            Each of the following individuals was elected as a director at the Annual Meeting. The number of votes cast with respect to the election of the directors was as follows:

                                                   For             Withhold
                                                   ---             --------

          George  R.  Jensen,  Jr.              28,565,083          577,554
          Stephen  P.  Herbert                  28,630,305          512,332
          William  W.  Sellers                  28,646,942          495,695
          William  L.  Van  Alen,  Jr.          28,599,193          543,444
          Steven  Katz                          28,289,461          853,176
          Douglas  M.  Lurio                    28,557,533          584,104
          Edwin  R.  Boynton                    28,652,342          490,295


          (c) In addition to the election of directors, the following other matters were also voted on and approved at the Annual Meeting:

                    Ratification of the appointment of Ernst & Young LLP as independent public accountants for the Company for its 2002 fiscal year:

                              Affirmative  Votes  28,711,263
                              Negative  Votes  238,280
                              Abstaining  Votes  146,204

     Approval of the increase to the number of authorized shares of Common Stock to 85,000,000:


                              Affirmative  Votes  12,937,523
                              Negative  Votes  1,685,937
                              Abstaining  Votes  252,566


(c) A Special Meeting of Shareholders was held on May 14, 2002. The following matters were voted on and approved:

     Approval of the proposal to amend the By-laws to increase the number of Directors of the Company to 10:

                              Affirmative  Votes  29,601,608
                              Negative  Votes  822,599
                              Abstaining  Votes  122,816

     Approval of the increase to the number of authorized shares of Common Stock from 85,000,000 to 150,000,000:


                              Affirmative  Votes  13,579,906
                              Negative  Votes  1,169,272
                              Abstaining  Votes  198,985

                                     PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Common Stock is currently traded on the OTC Electronic Bulletin Board under the symbol USTT.

         The high and low bid prices on the OTC Electronic Bulletin Board for the Common Stock were as follows:


FISCAL
------

2001                                                      HIGH          LOW
----                                                      ----          ---

First  Quarter  (through  September  30,  2000)        $  1.75          $0.91
Second  Quarter  (through  December  31,  2000)        $  1.78          $0.66
Third  Quarter  (through  March  31,  2001)            $  1.78          $0.88
Fourth  Quarter  (through  June  30,  2001)            $  1.28          $0.74

2002
----

First  Quarter  (through  September  30,  2001)        $  1.05        $  0.60
Second  Quarter  (through  December  31,  2001)        $  0.74        $  0.34
Third  Quarter  (through  March  31,  2002)            $  0.80        $  0.39
Fourth  Quarter  (through  June  30,  2002)            $  0.41        $  0.20


      Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

      At June 30, 2002, there are 5,290,485 shares of Common Stock issuable upon exercise of outstanding options. The following table shows the number of options outstanding and their exercise price:

                                                        OPTION
                             OPTIONS OUTSTANDING      EXERCISE PRICE
                             -------------------     --------------
                              2,475,318                $  .165
                                550,000                $   .40
                                  5,000                $   .50
                                400,000                $   .70
                                735,000                $  1.00
                                305,000                $  1.50
                                651,167                $  2.00
                                 84,000                $  2.50
                                 80,000                $  4.50
                                  5,000                $  5.00
                             -------------------
                              5,290,485  Total


          The Company has registered for resale under the 1933 Act all of the Common Stock underlying the options. All of the aforesaid options have been issued by the Company to employees, Directors, officers or consultants.

      As  of  June  30,  2002,  the  following  Warrants  were  outstanding:

          1,500  1997  Warrants;
          2,500  1998-A  Warrants;
          5,000  1998-B  Warrants;
          875,000  consultant  warrants;
          1,580,828  Swartz  Private  Equity,  LLC  warrants;

          3,971,163  2001-B  and  C  Warrants;
          100,000  GEMA  Warrants;  and
          303,829  Warrants  associated  with  Stock  for  interest.

     As of June 30, 2002, the Company has registered for resale under the 1933 Act all of the Common Stock underlying these warrants (other than those underlying the GEMA Warrants and the Warrants associated with Stock for interest).

     As of June 30, 2002 there are $10,292,676 face value of Senior Notes Outstanding which are convertible into 19,038,462 shares of Common Stock, of these, $5,034,000 are due December 31, 2003, $4,814,593 are due December 31, 2004 and $444,083 are due December 31, 2005.

     On June 30, 2002 there were 989 record holders of the Common Stock and 582 record holders of the Preferred Stock.

      The holders of the Common Stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company's securities. No dividend may be paid on the Common Stock until all accumulated and unpaid dividends on the Preferred Stock have been paid. As of June 30, 2002, such accumulated unpaid dividends amount to $5,175,571 and an additional $396,962 of dividends accrued on August 1, 2002.

     During fiscal year 2002, certain holders of the Company's Preferred Stock converted 26,002 shares into 26,002 shares of Common Stock. Certain of these shareholders also converted cumulative preferred dividends of $268,140 into 26,814 shares of Common Stock.

     As of June 30, 2002, there were 529,282 shares of Common Stock issuable upon conversion of the outstanding Preferred Stock and 517,557 shares issuable upon the conversion of cumulative Preferred Dividends, which when and if issued would be freely tradeable under the Act.

     During the quarter ended June 30, 2002, the following issuances of Common Stock were authorized: 11,507 shares from the conversion of Preferred Stock; 12,007 shares from the conversion of cumulative Preferred dividends; 334,168 from the exercise of Warrants; 61,728 shares from the conversion of Convertible Debentures and 617,280 shares from the related exercise of Warrants; 390,000 shares in exchange for professional services; 300,882 shares in lieu of interest on the 12% convertible Notes; 1,250,000 shares to Officers as compensation; and 23,637,341 shares issued in connection with the acquisition of Stitch Networks Corporation (See Note 3 to the Consolidated Financial Statements).

     Subsequent to June 30, 2002 and through September 28, 2002, the following equity activity occurred:

     During September 2002, the Company sold 2,000,000 shares of restricted Common Stock at $.12 per share for aggregate proceeds of $240,000.

     The Company had received signed subscription documents for the 2002-A Private Placement of Senior Notes for $2,103,000, of which $1,694,000 has been deposited and the remainder of $409,000 was for services.

     La Jolla Cove Investors converted Debentures and exercised warrants. The investor utilized previously remitted funds to the Company which was reflected as a deposit in the June 30, 2002 consolidated financial statements. Specifically, La Jolla converted $21,000 of 9 3/4 percent Convertible Debentures, for which the Company issued 201,227 shares of stock, and exercised 2,012,270 warrants to purchase Common Stock at an average price of $.104 per share. The Company had previously executed a Securities Purchase Agreement with La Jolla for the purchase of $225,000 (increased by $100,000 on June 18, 2002) of Convertible Debentures bearing 9 3/4 percent interest with a maturity date of August 3, 2003 (extended to August 2, 2004 on June 18, 2002). Interest is payable by the Company monthly in arrears. The Debenture is convertible at any time after the earlier of the effectiveness of the registration statement or 90 days following issuance, at the lower of $1.00 per share or 80% (later lowered to 72%) of the lowest closing bid price of the Common Stock during the 30 days preceding exercise. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION  AND  RESULTS  OF  OPERATIONS

CRITICAL  ACCOUNTING  POLICIES

GENERAL

    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe the following accounting policies include the estimates that are the most critical and could have the most potential impact on our results of operations.

REVENUE  RECOGNITION

          Revenue from the sale of equipment is recognized upon shipment, or if installation services are purchased, upon installation of the equipment of the related equipment. License and transaction fee revenue (including transaction processing revenue) is recognized upon the usage of the Company's credit card activated control systems. Revenue from the sale of products from the Company's vending machines is recognized upon the acceptance by the customer of the products. Monthly fees for the use of vending machines equipped with embedded Internet connectivity technology is recognized upon usage of the equipment.

SOFTWARE  DEVELOPMENT  COSTS

          The Company capitalizes software development costs after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. During May 2000, the Company reached technological feasibility for the development of the e-Port control system and related network and, accordingly, the Company commenced capitalization of software development costs related to this product. Costs capitalized were approximately $2,239,000 and $2,938,000 during the years ended June 30, 2002 and 2001, respectively. Amortization of software development costs commence when the product becomes available for general release to customers. Amortization of software development costs will be calculated as the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product. Amortization of such costs commences when the product becomes available for general release to it customers. The Company reviews the unamortized software development costs at each balance sheet date and, if necessary, will write down the balance to net realizable value if the unamortized costs exceed the net realizable value of the asset.

During the fourth quarter of fiscal 2002, the e-Port product and related network became available for general release to the Company's customers. Management performed an evaluation of the commercial success and preliminary market acceptance of the e-Port product and network pursuant to SFAS 121 during the fourth quarter. As a result the Company wrote down to fair value $2,663,000 of software development costs related to the e-Port and the related network. The unamortized balanced is being amortized over an estimated useful life of two years. Amortization expense during the year ended June 30, 2002, including the above impairment adjustment of $2,663,000, was $2,996,000.

FORWARD  LOOKING  STATEMENTS

          This Form 10-KSB contains certain forward looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," "expects," "anticipates," or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company's actual results to differ materially from those projected, include, for example
(i) the ability of the Company to generate sufficient sales to generate operating profits, or to sell products at a profit, (ii) the ability of the Company to raise funds in the future through sales of securities, (iii) whether the Company is able to enter into binding agreements with third parties to assist in product or network development, (iv) the ability of the Company to commercialize its developmental products, including the e-Port , or if actually commercialized, to obtain commercial acceptance thereof, (v) the ability of the Company to compete with its competitors to obtain market share, (vi) the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations or to fund development and marketing of its products
(vii) the ability of the Company to obtain approval of its pending patent applications; or (viii) the ability of the Company to satisfy its accounts payable and accrued liabilities. Although the Company believes that the forward looking statements contained herein are reasonable, it can give no assurance that the Company's expectations will be met.

INTRODUCTION

          The Company has a net loss during the years ended June 30, 2002 and 2001 of $17,314,807 and $10,956,244, respectively, and anticipates incurring operating losses into fiscal 2003.

RESULTS  OF  OPERATIONS

FISCAL  YEAR  ENDED  JUNE  30,  2002:

          For the fiscal year ended June 30, 2002, the Company had a net loss of $17,314,807. The loss applicable to common shares of $18,137,368 or $0.50 loss per common share (basic and diluted) was derived by adding the $17,314,807 net loss, the $822,561 of cumulative preferred dividends, and dividing by the weighted average shares outstanding of 35,994,157.

          Revenues for the fiscal year ended June 30, 2002 were $1,682,701 an increase of $231,699 or 16% from the prior year, primarily due to the sales of Kodak disposable cameras and film from Stitch Networks.

          Operating expenses for the fiscal year ended June 30, 2002 were $16,999,478, representing a $7,378,803 or 77% increase over the prior year. The primary contributors to this increase were compensation expense, general and administrative expense and depreciation and amortization expense, as detailed below.

     Cost of sales increased by $102,709 from the prior year, primarily reflecting the cost of product relating to Stitch Networks Corporation. General and administrative expenses of $7,989,651 increased by $2,361,637 or 42%. This increase was due to increased consultant fees of $1,125,724, promotion expense of $1,574,252 and public relations expenses of $454,812 offset by a decrease in legal expenses of $992,181, primarily associated with the MBE litigation which was settled in fiscal year 2001.

     Compensation expense was $4,654,662, an increase of $1,687,886 or 57% from the previous year. The increase was due to an increase in officer stock bonus expense of $905,624 or 151%. Included in bonus expense was $1,264,135 of non-cash expense. In addition, compensation expense increased due to an increase in corporate salaries of $342,921 or 113%, a total of $475,682 of corporate saleries were non-cash.

       Depreciation and amortization expense of $3,436,217 increased by $3,226,571, which is directly attributable to the non cash amortization of software development costs. The amortization was primarily due to a $2,663,000 impairment adjustment taken to write down the capitalized costs to fair value in the 4th quarter of the fiscal year.

       Other income and expense increased by $895,459, primarily as a result of the amortization to interest expense of the beneficial conversion feature of the 2001-D Convertible Senior Note, which is a non-cash expense.


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

       Revenues for the fiscal year ended June 30, 2001 were $1,451,002, a decrease of $603,339 or 29% from the prior year, primarily due to a decrease of $745,000 or 55% in equipment and installation sales of our higher priced
Business Express and Business Express Limited Service Series (LSS). Offsetting this decrease were increases in the sale of the Company's standalone TransAct control system of $129,000 or 462% and the initial sales of the non-media e-Port control system of $19,000 or 100%.

       Operating expenses for the fiscal year ended June 30, 2001 were $9,620,675, representing a $746,333 or 8% increase over the prior year. The primary contributors to these increases were compensation expense and general and administrative expense offset by reductions in cost of sales, as detailed below.

      Cost of sales decreased by $442,555 from the prior year, primarily reflecting the decrease in the Business Express and Business Express LSS centers sold. General and administrative expenses of $5,628,014 increased by $626,182 or 13%. This increase was due to increased product development costs of $450,000, public relations expenses of $188,000, license expense for DoubleClick Adserver software of $120,000, market research expenses of $88,000, trade show and related travel expenses of $74,000, offset by a decrease in legal expenses of $238,000, primarily associated with the MBE litigation which has been settled in fiscal year 2001.

      Compensation expense was $2,966,776, an increase of $463,611 or 19% from the previous year. The increase was due to an increase in executive bonus expense of $234,000 or 66%, of which $201,000 was non-cash. Additional increases in salaries and related employee benefits of $169,000 or 9%, are due to increased personnel activities in all areas of the Company and an increase of $51,000 in the matching 401K Company contributions instituted in July 2000.

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


PLAN  OF  OPERATIONS

          As of June 30, 2002, the Company had a total of 1,632 credit card terminals installed in the field as follows: Hospitality related, 923 (consisting of Business Express , MBE Business Express, Business Express Limited Service (LSS), and other); standalone TransAct 229; e-Port 157; and Cash Free 200 (Kodak) 323. Through June 30, 2002 total license and transaction fees earned by the Company from these systems were $778,906, an increase of $131,589 or 20% over the prior year.

          During the past year the Company has focused on presenting the multiple capabilities of the e-port by developing several product lines of e-Port and by the acquisition of Stitch Networks. The "audit plus cashless" version contains all the functionality for multiple forms of cashless payment processing including credit card processing, control and data management, plus the added ability to audit vending product usage and vending machine status. Through June 30 2002, over 525 units have been sold to distributors, soft drink bottlers and operators. Additional in-house work continues, to enable the e-Port to be compatible with the largest feasible portion of the installed base of 8 million vending machines in the United States, many of which have slightly different connectivity requirements. With the acquisition of Stitch Networks, the Company has acquired a wireless "audit plus cashless" product line and is pursuing and securing customers for that product.

          An enhanced version of e-Port offers capability for internet and wireless connectivity, in addition to the capabilities of the audit plus credit version. For this product, the Company is working with RadiSys, a contract manufacturer providing value added design, development, fulfillment and product warranty services.

          Concurrent with the above developments to the e-Port product line, IBM is working with the Company to enhance the existing network, which is designed to support transaction processing, advertising and e-commerce on a worldwide basis with enhanced security features. Expenditures have been made to recode our existing system in an Internet friendly programming language and to use a more appropriate operating system.

     In June 2001, the Company and IBM signed an Agreement which establishes the basis for a strategic alliance between the two companies. The two companies are combining their respective products and capabilities to target sales to the intelligent vending, retail point of sale, and networked home applications markets. Customers have been identified, and trade shows have been attended.

     In the vending industry, the e-Port is being purchased by soft drink bottlers and independent vending operators throughout the USA and Canada. On the soft drink bottler side, heavy effort is being put into securing initial distribution agreements with the top ten Coke and Pepsi bottlers. The initial installations of e-Ports are already complete for a number of bottlers. At a corporate level, the Dr. Pepper/7-Up Company announced in October 2002 at the Dr. Pepper National Bottling meeting that it has selected USA Technologies to make available its cashless payment services in its vending machines throughout the United States. Dr. Pepper will offer our e-Port not only to its own bottlers, but also to Coca-Cola and Pepsi bottlers that distribute Dr. Pepper products. The Dr. Pepper Company has completed its first implementation of e-Port with The Pepsi Cola Bottler of Central Virginia, with numerous vending machines using e-Port, with a Sprint-enabled wireless solution.

     Three of the premier national independent vending operators, Compass, ARAMARK and Sodexho, have already installed e-Port in various locations, with plans for additional purchases based on the success of the initial e-Ports. One major vending operator, International Vending Management, has signed a contract with the Company.

     In March 2002, the Company signed an agreement with MEI (Mars Electronics), a world leader in the manufacturing and supplier of electronic coin mechanisms and dollar bill acceptors to the vending industry. MEI has agreed to sell and distribute an MEI branded cashless payment system to be developed by the Company, as part of its portfolio of vending solutions, which would include a comprehensive suite of cashless payment services and vending software management tools. The Company has performed its developmental work, and the combined offering will be introduced at the fall NAMA in October (the primary annual vending trade show) with commercial availability planned for early 2003. By contract, MEI has committed to buy a minimum of 10,000 units of the USA product over the course of 24 month agreement, or pay the Company $4.00 for each unit less than 10,000. In addition, all MEI payment systems in the field would have the option to connect to the Company's network and produce recurring revenues.

     The Stitch Kodak program continues to install machines, with over 350 units installed to date, including high profile locations like Yankee Stadium, Time Square and Six Flags Amusement Parks. New Kodak machines are being installed weekly, which collectively represent recurring revenues to the Company from service fees as well as sales of disposable cameras and film.

     The Company continues to work with the top vending machine manufacturers, including Automatic Products, AMS, U-Select-It, Crane Merchandising Systems, FastCorp and Dixie Narco, in order to incorporate our e-Port technology into vending machines at the factory (OEM); and with authorized resellers, including Betson Enterprises, HA Franz, Brady Distributing and Weymouth Distributing. The Company's Vending Machines for the Kodak Program are purchased from Dixie Narco and the film and cameras are purchased directly from Eastman Kodak Company.

          In October 2002, the Company signed a Strategic Alliance Agreement with ZiLOG Corporation, a semiconductor company which is the largest supplier of microprocessors to the retail point of sale industry. The agreement allows the Company's proprietary network software (USAlive) to be embedded on a chip produced by ZiLOG. The Company would license its software to the purchaser and would receive a fee from the licensing of each such chip. A second revenue stream could be generated when those who buy the retail point of sales terminals begin to use them, because they could elect to use the USA network which is embedded on the chip. The Company believes that these fees could become the primary driver of profitability for the Company in the intermediate and longer term. The company believes that the cost of e-Port to our customers could decline with this activity.

          In the hospitality industry, Business Express continues to be one of the premier solutions for automated business centers. The Company has relationships with two of the most recognized global hotel chains, Marriott and Hilton Hotels. The addition of e-Port technology for vending machines located in hotels now offers a "one-stop shopping" experience to hotels who also have or are considering purchasing a USA business center. Recently, the Company completed development of an e-Port application using hotel room keys, and 40 vending machines are now operating successfully with such technology at the 1,400 room Gaylord Palms Resort Hotel in Florida.

          In laundry, American Sales Inc. signed a five year agreement to purchase units of Stitch's e-Suds laundry solution for their university locations in the Midwest, with initial installations to begin in December. The agreement provides that if ASI purchases at least 9,000 units over the contract period, then ASI shall have exclusive rights to the units in Ohio, Kentucky, Indiana, Michigan and Marshall University. The Company has additionally began working with two of the premier laundry operators, Web Services and the MacGray Company. These two companies have already implemented the e-Port solution, with discussions underway to implement the e-Suds solution.

          The Company continues to work with IBM, including a recent installation of its wireless (802.11) e-Port in a prominent hotel vending machine.

          In September, 2002, the Company signed an Agreement with IBM to host its network at a remote location which is secure and equipped with 24/7 backup protection. The Company believes that the security and professionalism of the hosting arrangement will be a significant factor in assuring customers of the reliability of the financial and data management services which the Company is providing.


LIQUIDITY  AND  CAPITAL  RESOURCES

           During the fiscal year ended June 30, 2002, the Company completed several financing transactions. Net proceeds of $3,912,765 were realized from private placement offerings of Common Stock including the exercise of Common Stock Purchase Warrants and Options, and net proceeds of $3,944,233 were realized from private placement offerings of Senior Notes. As of June 30, 2002, the Company had a working capital deficit of $4,607,486, which included cash and cash equivalents of $557,970 and inventory of $877,814.

          During the fiscal year ended June 30, 2002, net cash of $6,133,766 was used by operating activities, primarily due to the net loss of $17,314,807 offset by a non-cash charge of $4,532,533 for Common Stock, options and warrants issued for services; $3,032,479 of non cash amortization primarily to record an impairment charge of $2,663,000 to reduce such software development costs to fair value; and $1,513,118 of non-cash amortization of the debt discount relating to the Senior Notes. During the fiscal year ended June 30, 2002, net cash used in investing activities was $63,459 principally due to the increase in software development costs of $2,238,771 relating to the e-Port and associated network, offset by the cash acquired in the Stitch acquisition. The net cash provided by financing activities of $5,937,625 was attributable primarily to net proceeds generated from the issuance of Common Stock through private placements, exercise of Common Stock Purchase Warrants, and net proceeds generated through the issuance of 2001 and 2002 Senior Notes, as described in the prior paragraph, offset by the paydown during June 2002 of $2,165,000 of debt assumed in the Stitch acquisition.

          During fiscal 2003, the Company anticipates expensing additional expenditures of approximately $0.5 - $1.0 million for enhancements to its software development on its network.

          In June 2002, the Company commenced a private placement offering (the 2002-A offering) of up to $4,000,000 of Convertible Senior Notes. The offering consists of up to 400 units at $10,000, convertible into Common Shares at $.20 per share. Each noteholder initially was to receive 20,000 Common Stock warrants for each unit purchased. However, subsequent to June 30, 2002, the offering was amended to replace the warrants with 20,000 shares of Common Stock for each unit. The offering is exempt from the registration requirements of the Act pursuant to Section 4(2) and Rule 506 thereunder and is being offered and sold only to accredited investors. The Company has agreed to prepare and file at its expense a registration statement covering the resale of the shares of Common Stock. Through September 27, 2002, approximately $1,694,000 has been deposited and subscription agreements for services of approximately $409,000 have been received. Mr. Jensen and Mr. Herbert have each subscribed for $100,000 into this offering, as compensation for services rendered and to be rendered.

          During August 2001, the Company issued to La Jolla Cove Investors a $225,000 (increased by $100,000 on June 18, 2002) Convertible Debenture bearing 9 3/4 percent interest with a maturity date of August 2, 2003. Interest is payable by the Company monthly in arrears. The Debenture is convertible at the lower of $1.00 per share or 80% (later lowered to 72%) of the lowest closing bid price of the Common Stock during the 20 days preceding exercise. La Jolla is limited to no more than 5% of the investment that is convertible during any month. If on the date of conversion the closing bid price of the shares is $.40 or below, the Company shall have the right to prepay the portion being converted at 150% of the principal amount being converted. In such event, La Jolla shall have the right to withdraw its conversion notice. At the time of conversion of the Debenture, the Company has agreed to issue to La Jolla warrants to purchase an amount of Common Stock equal to ten times the number of shares actually issued upon conversion of the Debenture. The warrants are exercisable at any time for two years following issuance and at the related conversion price of the Debenture. The Company has filed at its expense a registration statement covering the resale of the shares of Common Stock underlying the Debenture as well as the related warrants issuable upon conversion of the Debenture. At June 30, 2002, there were $243,000 Convertible Debentures outstanding with a due date extended (by Agreement on June 18, 2002) to August 2, 2004. Subsequent to June 30, 2002, La Jolla converted $21,000 of Debentures into 201,227 shares of Common Stock and exercised Warrants at an average price of approximately $.104 per share to purchase 2,012,270 shares of Common Stock. The investor utilized money previously remitted to the Company which was reflected as a liability in the June 30, 2002 consolidated financial statements.

          In connection with the Stitch acquisition (Note 3 to the Consolidated Financial Statements), the Company assumed long term debt of $3,976,000 which included a vending equipment borrowing facility and working capital loans. The Company repaid $2,165,000 of the working capital loans in June 2002. All but $225,000 of these working capital loans bear interest at a variable rate based on the bank's prime rate. These loans are secured by the assets of Stitch. At June 30, 2002 $275,000 of working capital loans are outstanding of which

$225,000, which bears interest at 6.75%, was payable on July 8, 2002 and $50,000 was payable on demand. Subsequent to June 30, 2002, the Company has made interest only payments to the bank. On July 26, 2002, August 29, 2002 and September 27, 2002 the bank agreed to extend the due date of these notes until September 1, 2002, October 1, 2002, and November 1, 2002, respectively. In connection with this extension, the Company paid $13,000 of fees to the bank.

       At June 30, 2002 the Company also has a $1.5 million borrowing facility available (the Facility) to fund the purchase of vending machines placed at locations where Kodak film products are sold. Borrowings are made from time to time under the facility, with repayment schedules set at the time of each borrowing, including equal monthly payments over 36 months and an interest rate based upon 495 basis points over the three year U.S. Treasury Notes. The Company has granted the bank a security interest in the film products vending machines. Repayment of principal is also insured by a Surety Bond issued by a third-party insurer in exchange for an initial fee paid by the Company. Subsequent to June 30, 2002, the Company has not borrowed any additional funds under this facility.

      The Company has incurred losses of $17.3 million and $11.0 million during each of the fiscal years ending June 30, 2002 and 2001, respectively, and an accumulated deficit from inception through June 30, 2002 amounting to $53.3 million. At June 30, 2002 the Company's working capital deficit is $4,607,486. The Company believes that for the year ending June 30, 2003 there could be a breakeven cash flow from operations; nevertheless, there is no guaranty this will happen and the possibility exists that the Company will require additional debt or equity financing which may not be readily available. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors have included an explanatory paragraph in their report on the Company's June 30, 2002 financial statements. The Company believes that the funds available at June 30, 2002 combined with events anticipated to occur including the anticipated revenues to be generated during fiscal year 2002, the potential capital to be raised from the exercise of the Common Stock Purchase Warrants, the funds anticipated to be received in current and perhaps future private placements, and the ability to reduce anticipated expenditures, if required, will allow the Company to continue as a going concern.

The Company has scheduled a special meeting of shareholders for October 28, 2002 in order to consider a proposal to increase the authorized shares of Common Stock from 150,000,000 to 200,000,000 which has been approved by the Board of Directors.

COMMITMENTS

      The Company leases its principal executive offices, consisting of approximately 10,000 square feet, at 200 Plant Avenue, Wayne, Pennsylvania for a monthly rental of $14,000 plus utilities and operating expenses. The lease expired on June 30, 2002, and subsequently the Company has leased these facilities on a month to month basis. With the acquisition of Stitch Networks, the Company acquired 12,225 square feet of rented space in Kennett Square, PA. The rent is $11,153 per month and the lease expires on March 2005. The Company is consolidating facilities, and therefore has vacated the rented space in Kennett Square. For that reason, the Company has accrued for the remaining payments of the lease of approximately $354,000 as part of the Stitch purchase price as of June 30, 2002 (see Note 3 to the Consolidated Financial Statements). The Company is attempting to secure a tenant to sublease the space for the duration of the lease and is in default under the lease since August, 2002. Subsequent to June 30, 2002, the Company also signed a lease for 16.5 months for $4,000 per month for additional space in Malvern, PA for business activities.

                             USA Technologies, Inc.

                        Consolidated Financial Statements

                       Years ended June 30, 2002 and 2001




                                    Contents


Report  of  Independent  Auditors                                  F-1

Consolidated  Financial  Statements

Consolidated  Balance  Sheets                                      F-2
Consolidated  Statements  of  Operations                           F-3
Consolidated  Statements  of  Shareholders'  Equity  (Deficit)     F-4
Consolidated  Statements  of  Cash  Flows                          F-6
Notes  to  Consolidated  Financial  Statements                     F-7

                         Report of Independent Auditors



USA  Technologies,  Inc.
Board  of  Directors  and  Shareholders

We have audited the accompanying consolidated balance sheets of USA Technologies, Inc. as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Technologies, Inc. at June 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming USA Technologies, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has never been profitable, continues to incur losses from operations, has continued to require forebearance agreements on debt obligations, and anticipates that it will require additional debt or equity financing which may not be readily available. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

                                                  /s/ Ernst & Young, LLP

Philadelphia,  Pennsylvania
September  27,  2002

                             USA Technologies, Inc.

                           Consolidated Balance Sheets



                                                                     June 30
                                                                2002           2001
                                                         ----------------------------
Assets
Current assets:
 Cash and cash equivalents                               $    557,970   $    817,570
 Accounts receivable, less allowance for uncollectible
  accounts of $37,000 and $28,000 in 2002 and 2001,
  respectively                                                340,293         64,752
 Inventory                                                    877,814        560,410
 Prepaid expenses and other current assets                    124,865        428,825
 Subscriptions receivable                                      35,000         29,000
                                                         ----------------------------
Total current assets                                        1,935,942      1,900,557

Property and equipment, net                                 1,932,427        761,324
Software development costs, at cost, less accumulated
 amortization of $2,995,979 and $0 in 2002
 and 2001, respectively                                     2,330,207      3,087,415
Goodwill                                                    6,800,827              -
Intangibles, less accumulated amortization of $36,500       2,883,500              -
Other assets                                                   29,117        430,765
                                                         ----------------------------
Total assets                                             $ 15,912,020   $  6,180,061
                                                         ============================

Liabilities and shareholders' equity (deficit)
Current liabilities:
 Accounts payable                                        $  3,081,495   $  2,607,570
 Accrued expenses                                           2,131,289      1,355,595
 Deposits                                                     480,000              -
 Current obligations under long term debt                     850,644        116,231
 Convertible Senior Notes                                           -        211,704
                                                         ----------------------------
Total current liabilities                                   6,543,428      4,291,100

Convertible Senior Notes, less current portion              6,289,825      4,236,281
Long term debt, net of current portion                        762,085         53,577
Convertible debenture                                          65,543              -
                                                         ----------------------------
Total liabilities                                          13,660,881      8,580,958

Shareholders' equity (deficit):
 Preferred Stock, no par value:
  Authorized shares-1,800,000
  Series A Convertible Preferred-Authorized shares -
   900,000
  Issued and outstanding shares-529,282 and 555,284 at
   June 30, 2002 and 2001, respectively (liquidation
   preference of $10,468,391 at June 30, 2002)              3,749,158      3,933,253
Common Stock, no par value:
  Authorized shares-150,000,000 and 62,000,000 at
   June 30, 2002 and 2001, respectively
  Issued and outstanding shares-66,214,188 and
   21,450,755 at June 30, 2002 and 2001, respectively      55,443,750     32,977,922
 Subscriptions receivable                                    (149,750)             -
 Deferred compensation                                              -       (103,000)
 Accumulated deficit                                      (56,792,019)   (39,209,072)
                                                         ----------------------------
Total shareholders' equity (deficit)                        2,251,139     (2,400,897)
                                                         ----------------------------
Total liabilities and shareholders' equity (deficit)     $ 15,912,020   $  6,180,061
                                                         ============================

See accompanying notes.

                             USA Technologies, Inc.

                      Consolidated Statements of Operations



                                                                    Year ended June 30
                                                                    2002           2001
                                                            ----------------------------
Revenues:
 Equipment sales                                            $    903,795   $    803,685
 License and transaction fees                                    778,906        647,317
                                                            ----------------------------
Total revenues                                                 1,682,701      1,451,002

Operating expenses:
 Cost of sales                                                   918,948        816,239
 General and administrative                                    7,989,651      5,628,014
 Compensation                                                  4,654,662      2,966,776
 Depreciation and amortization                                 3,436,217        209,646
                                                            ----------------------------
Total operating expenses                                      16,999,478      9,620,675
                                                            ----------------------------
                                                             (15,316,777)    (8,169,673)
Other income (expense):
 Interest income                                                  15,791         60,034
 Interest expense:
  Coupon or stated rate                                         (966,974)      (587,769)
  Non-cash amortization of debt discount                      (1,513,118)      (764,736)
  Less: amounts capitalized                                      492,658        230,000
                                                            ----------------------------
 Total interest expense                                       (1,987,434)    (1,122,505)
 Other expense                                                   (26,387)       (40,100)
                                                            ----------------------------
Total other income (expense)                                  (1,998,030)    (1,102,571)
                                                            ----------------------------
Loss before cumulative effect of accounting change
 and extraordinary item                                      (17,314,807)    (9,272,244)
Cumulative effect of accounting change                                 -       (821,000)
                                                            ----------------------------
Loss before extraordinary item                               (17,314,807)   (10,093,244)
Extraordinary loss on exchange of debt                                 -       (863,000)
                                                            ----------------------------
Net loss                                                     (17,314,807)   (10,956,244)
Cumulative preferred dividends                                  (822,561)      (836,541)
                                                            ----------------------------
Loss applicable to common shares                            $(18,137,368)  $(11,792,785)
                                                            ============================
Loss per common share (basic and diluted):
 Loss before cumulative effect of accounting change
  and extraordinary item                                    $      (0.50)  $      (0.60)
 Cumulative effect of accounting change                                -          (0.05)
 Extraordinary loss on exchange of debt                                -          (0.05)
                                                            ----------------------------
Loss per common share (basic and diluted)                   $      (0.50)  $      (0.70)
                                                            ============================

Weighted average number of common shares
 outstanding (basic and diluted)                              35,994,157     16,731,999
                                                            ============================


See  accompanying  notes.

                             USA Technologies, Inc.

            Consolidated Statements of Shareholders' Equity (Deficit)




                                                    Series A
                                                   Convertible        Common         Deferred    Accumulated
                                                 Preferred Stock       Stock       Compensation    Deficit        Total
                                                -----------------------------------------------------------------------------

Balance, June 30, 2000                           $     4,012,266   $24,204,050  $    (206,000)  $(28,165,798)  $   (155,482)
Conversion of 11,160 shares of Preferred
 Stock to 11,160 shares of Common Stock                  (79,013)       79,013              -              -              -
Conversion of $87,030 of cumulative
 preferred dividends into 8,703 shares of
 Common Stock at $10.00 per share                              -        87,030              -        (87,030)             -
Issuance of 418,250 shares of Common Stock
 to employees as compensation                                  -       474,995              -              -        474,995
Compensation expense related to deferred
 stock awards                                                  -             -        103,000              -        103,000
Issuance of 200,000 shares of Common Stock
 in exchange for consulting services                           -       200,000              -              -        200,000
Exercise of 2,112,100 Common Stock
 warrants at $1.00 per share                                   -     2,112,100              -              -      2,112,100
Issuance of 24,000 shares of Common Stock
 from the conversion of $35,000 Senior Notes                   -        28,024              -              -         28,024
Issuance of 895,000 shares of Common Stock
 at $1.00 per share in connection with the
 2000-B Private Placement, net of offering
 costs of $117,849                                             -       777,151              -              -        777,151
Issuance of 450,000 shares of Common Stock
 at $1.00 per share in connection with the
 2001-A Private Placement, net of offering
 costs of $22,500                                              -       427,500              -              -        427,500
Issuance of 2,669,400 shares of Common
 Stock at $0.60 per share in connection with
 the 2001-B Private Placement, net of offering
 costs of $54,755                                              -     1,546,885              -              -      1,546,885
Issuance of 1,136,300 shares of Common
 Stock in connection with the 2000 12%
 Convertible Senior Note Offering                              -     1,215,843              -              -      1,215,843
Debt discount relating to beneficial
 conversion feature on the 2000 12%
 Convertible Notes                                                     409,104                                      409,104
Issuance of 121,541 shares of Common Stock
 in lieu of cash payment for interest on the
 2000 12% Convertible Senior Notes                             -       114,927              -              -        114,927
Issuance of stock options to distributor                       -       420,000              -              -        420,000
Other                                                          -        60,300              -              -         60,300
Issuance of 29,010 shares of Common Stock
 at $1.05 per share in connection with the $20
 million equity line Investment Agreement,
 net of offering costs of $30,461                              -             -              -              -              -
Issuance of 1,580,828 Common Stock
 commitment warrants in connection with $20
 million Equity Line Investment Agreement                      -             -              -              -              -
The cumulative effect of accounting change
 related to the beneficial conversion feature
 associated with the 1999 Convertible Senior
 Notes                                                         -       821,000              -              -        821,000
Net loss                                                       -             -              -    (10,956,244)   (10,956,244)
                                                -----------------------------------------------------------------------------
Balance, June 30, 2001                                 3,933,253    32,977,922       (103,000)   (39,209,072)    (2,400,897)


                             USA Technologies, Inc.

            Consolidated Statements of Shareholders' Equity (Deficit)




                                                Series A
                                               Convertible       Common      Deferred    Subscriptions   Accumulated
                                             Preferred Stock      Stock    Compensation    Receivable      Deficit       Total
                                            -------------------------------------------------------------------------------------
Conversion of 26,002 shares of Preferred
 stock to 26,002 shares of Common Stock              (184,095)     184,095             -                            -           -
Conversion of $268,140 of cumulative
 preferred dividends into 26,814 shares of
 Common Stock at $10.00 per share                                  268,140                                   (268,140)
Issuance of 2,784,134 shares of Common
 Stock in exchange for professional services                     1,330,944                                              1,330,944
Issuance of 500,000 Common Stock
 Warrants in exchange for professional
 services                                                          115,000                                                115,000
Issuance of 2,340,000 shares of Common
 Stock to Officers as compensation                                 981,000                                                981,000
Issuance of 200,000 Common Stock Options
 in exchange for professional services                              66,000                                                 66,000
Issuance of 498,000 shares of Common
 Stock from the conversion of $622,500 of
 the 2000 12% Senior Notes at $1.25 per
 share                                                             622,500                                                622,500
Exercise of 26,667 Common Stock warrants
 at $.50 per share                                                  13,334                                                 13,334
Exercise of 1,806,862 Common Stock
 Warrants at $.10 per share                                        180,687                                                180,687
Exercise of 500,000 Common Stock
 Warrants at $.29 per share, net of offering
 costs of $2,100                                                   142,900                                                142,900
Issuance of 333,678 shares of Common
 Stock from the conversion of $82,000 of 9-
 3/4% debentures, and the related exercise of
 Common Stock Warrants at varying prices
 per share to purchase 3,336,780 shares of
 Common Stock, net of offering costs of
 15,750                                                            886,250                                                886,250
Issuance of 4,726,040 shares of Common
 Stock in connection with the 2001-B Private
 Placement, net of offering costs of $259,672                    2,754,371                                              2,754,371
Issuance of 4,046,684 shares of Common
 Stock in Connection with the 2001-C Private
 Placement, net of offering costs of $84,272                     1,992,852                  (149,750)                   1,843,102
Issuance of 674,431 shares of Common
 Stock in lieu of cash payment for interest on
 the Convertible Senior Notes and the
 issuance of 303,829 warrants                                      301,856                                                301,856
Debt discount relating to beneficial
 conversion feature on the 2001 12% Senior
 Notes                                                           3,742,813                                              3,742,813
Debt discount relating to beneficial
 conversion feature on the $325,000,
 9-3/4% Convertible Debenture                                      325,000                                                325,000
Issuance of Common Stock in connection
 with Stitch acquisition                                         7,800,323                                              7,800,323
Issuance of Common Stock Options and
 Common Stock Warrants in connection with
 Stitch acquisition                                                729,323                                                729,323
Compensation expense related to deferred
 stock awards                                                                   103,000                                   103,000
Other                                                               28,440                                                 28,440
Net loss                                                                                                (17,314,807)  (17,314,807)
                                                ----------------------------------------------------------------------------------
Balance, June 30, 2002                          $   3,749,158  $55,443,750  $         -  S  (149,750)  $(56,792,019)   $2,251,139
                                                ==================================================================================

See accompanying notes

                             USA Technologies, Inc.

                      Consolidated Statements of Cash Flows

                                                                                        Year ended June 30
                                                                                        2002           2001
                                                                             ----------------------------------
Operating activities:
Net loss                                                                            $(17,314,807) $(10,956,244)
Adjustments to reconcile net loss to net cash used in operating activities:
    Cumulative effect of accounting change                                                     -       821,000
    Extraordinary loss on exchange of debt                                                     -       863,000
    Charges incurred in connection with stock awards and the issuance of
     Common Stock and Common Stock Purchase Warrants                                   4,532,533       859,295
    Depreciation                                                                         403,738       209,646
    Amortization                                                                       3,032,479             -
    Loss on property and equipment                                                       195,722             -
    Interest amortization relating to Senior Notes                                     1,513,118       764,736
    Interest expense on the Senior Notes paid through the issuance of
     Common Stock                                                                        301,856       114,927
    Charges incurred in connection with Senior Notes                                   1,000,085             -
    Changes in operating assets and liabilities:
     Accounts receivable                                                                (232,653)      538,419
     Inventory                                                                           (36,642)      345,009
     Prepaid expenses and other assets                                                  774,845       356,757
     Accounts payable                                                                   (259,627)    1,713,179
     Accrued expenses                                                                    (44,413)      801,352
                                                                             ----------------------------------
Net cash used in operating activities                                                 (6,133,766)   (3,568,924)

Investing activities:
Cash acquired in connection with Stitch Acquisition, net of financing costs            2,278,229             -
Purchase of property and equipment                                                      (102,917)     (380,355)
Increase in software development costs                                                (2,238,771)   (2,938,111)
                                                                             ----------------------------------
Net cash used in investing activities                                                    (63,459)   (3,318,466)

Financing activities:
Net proceeds from the issuance of Common Stock and the exercise of
 Common Stock Purchase Warrants and Options                                             3,912,765    4,834,636
Net repayment of long-term debt                                                       (2,533,363)     (176,053)
Collection of subscriptions receivable                                                    29,000        12,199
Proceeds from the issuance of convertible debenture                                      325,000             -
Repayment of the Senior Notes                                                           (240,000)            -
Proceeds received the from deposits for future financings                                500,000
Proceeds from issuance of the Senior Notes, net of issuance costs                      3,944,223     1,174,818
                                                                             ----------------------------------
Net cash provided by financing activities                                              5,937,625     5,845,600
                                                                             ----------------------------------
Net decrease in cash and cash equivalents                                               (259,600)   (1,041,790)
Cash and cash equivalents at beginning of year                                           817,570     1,859,360
                                                                             ----------------------------------
Cash and cash equivalents at end of year                                     $           557,970   $   817,570
                                                                             ==================================
Supplemental disclosures of cash flow information:
Cash paid during the year for interest                                       $           603,312   $   472,842
                                                                             ==================================
Issuance of Common Stock options to distributor                              $                 -   $   420,000
                                                                             ==================================
Issuance of Common Stock, Common Stock Options and Warrants in
 connection with Stitch acquisition                                           $        8,529,646   $         -
                                                                             ==================================
Conversion of Convertible Preferred Stock to Common Stock                    $           184,095   $    79,013
                                                                             ==================================
Conversion of Cumulative Preferred Dividends to Common Stock                 $           268,140   $    87,030
                                                                             ==================================
Prepaid stock expenses through issuance of Common Stock                      $                 -   $    42,000
                                                                             ==================================
Subscriptions receivable                                                     $            35,000   $    29,000
                                                                             ==================================
Conversion of Senior Notes to Common Stock                                   $           622,500   $    28,024
                                                                             ==================================
Transfer of inventory to property and equipment                              $                 -   $    87,561
                                                                             ==================================
Capital lease obligations incurred                                           $                 -   $   118,207
                                                                             ==================================
Beneficial conversion feature related to Senior Notes                        $         3,742,813   $   409,104
                                                                             ==================================
Beneficial conversion feature related to Convertible Debenture               $           325,000   $         -
                                                                             ==================================

See accompanying notes.
                                      F-6
                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

1.  Business

USA Technologies, Inc., a Pennsylvania corporation (the Company), was incorporated on January 16, 1992. The Company provides unattended cashless payment/control systems and associated network and financial services for the copy, fax, debit card, smart card personal computer, laundry, and vending industries. The Company's devices make available credit and debit card and other payment methods in connection with the sale of a variety of products and services. The Company's customers are principally located in the United States and are comprised of hotels, chains, consumer package goods companies, information technology and vending operators. The Company generates its revenues from the direct sale of its control systems and configured business equipment utilizing its control systems, from retaining a percentage of the gross licensing fees generated by the control systems, and from a monthly administrative service fee.

The  Company  offers the Business Express  and Business Express  Limited Service
(LSS) principally to the hospitality industry. The Business Express and Business Express Limited Service (LSS) combines the Company's business applications for computers, copiers and facsimile machines into a business center unit. The Company has developed its next generation of cashless control/payment systems (e-Port), which includes capabilities for interactive multimedia and e-commerce, acceptance of other forms of electronic payments and remote monitoring of host machine data and is being marketed and sold to operators, distributors and original equipment manufacturers (OEM) primarily in the vending industry.

The Company's wholly owned subsidiary, Stitch Networks Corporation (Stitch) designs and employs embedded connectivity solutions that enable network servers to monitor and control vending machines and appliances over the internet (Note
3).  On  December  31,  2000,  Stitch  executed  a Vending Placement, Supply and
Distribution Agreement (the Agreement) with Eastman Kodak Company, Maytag Corporation and Dixie Narco, Inc., which formed a strategic alliance to market and execute a national vending program for the sale of one-time use camera and film products. The Agreement provides for an initial term of three years ending December 31, 2003, with additional provisions for early termination and extensions as defined. Furthermore, the Agreement also provides for exclusivity among the parties for the term of the Agreement relating to the sale of camera and film products from vending machines within the Continental United States.

                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

2.  Accounting  Policies

Basis  of  Financial  Statement  Presentation

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments to recorded asset values, principally software development costs, goodwill and other intangibles, that might be necessary should the Company be unable to continue in existence. The Company has never been profitable, has incurred losses of $17.3 million and $11.0 million during each of the fiscal years ending June 30, 2002 and 2001, respectively, and cumulative losses from its inception through June 30, 2002 amounting to approximately $53.3 million. Losses have continued through September 2002 and are expected to continue throughout fiscal year 2003. Additionally, the Company has continued to require forebearance agreements on debt obligations (Note 8) and is in the process of renegotiating the terms of the debt. The Company's ability to meet its future obligations is dependent upon the success of its products in the marketplace and its ability to raise capital, which may not be readily available, until the Company's products can generate sufficient operating revenues. These factors raise doubt about the Company's ability to continue as a going concern. Management believes that actions presently being taken will allow for the Company to continue as a going concern. Such actions include the generation of revenues from operations, additional private placement offerings, the exercise of Common Stock purchase warrants and options, and continued efforts to reduce costs.

Use  of  Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Consolidation

The accompanying consolidated financial statements include the accounts of Stitch. All significant intercompany accounts and transactions have been eliminated in consolidation.

                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

2.  Accounting  Policies  (continued)

Cash  Equivalents

Cash equivalents represent all highly liquid investments with original maturities of three months or less. Cash equivalents are comprised of a money market fund and certificates of deposit.

Inventory

Inventory, which principally consists of finished goods, components, and packaging materials, is stated at the lower of cost (first-in, first-out basis) or market. The Company maintains a valuation reserve, which reflects the Company's estimate of the impact on inventory of potential obsolescence, excess quantities, and declines in market values.

Property  and  Equipment

Property and equipment is recorded at cost. The straight-line method of depreciation is used over the estimated useful lives of the related assets.

Goodwill  and  Intangible  Assets

Goodwill represents the excess of cost over fair value of the net assets acquired from Stitch. Intangible assets include patents ($1,870,000) and trademarks ($1,050,000) acquired in the Stitch acquisition. Amortization of these intangibles is computed on the straight-line basis over 10 years.

Concentration  of  Credit  Risk

Financial instruments that subject the Company to a concentration of credit risk consist principally of cash and accounts receivable. The Company maintains cash with various financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions, and the Company's policy is designed to limit exposure to any one institution. The Company does not require collateral or other security to support credit sales, but provides an allowance for bad debts based on historical experience and specifically identified risks. Approximately 41% and 12% respectively of the Company's accounts receivable and revenues for the year ended June 30, 2002 is concentrated with one customer.

                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002


2.  Accounting  Policies  (continued)

Revenue  Recognition

Revenue from the sale of equipment is recognized upon shipment, or upon installation of the equipment if installation services are purchased of the related equipment. License and transaction fee revenue (including transaction processing revenue) is recognized upon the usage of the Company's credit card activated control systems. Revenue from the sale of products from the Company's vending machines is recognized upon the acceptance by the customer of the products. Monthly fees for the use of vending machines equipped with embedded Internet connectivity technology is recognized upon usage of the equipment.

Software  Development  Costs

The Company capitalizes software development costs after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. During May 2000, the Company reached technological feasibility for the development of the e-Port product and related network and, accordingly, the Company commenced capitalization of software development costs related to this product. Costs capitalized were approximately $2,239,000 and $2,938,000 during the years ended June 30, 2002 and 2001, respectively. Amortization of software development costs will commence when the product becomes available for general release to customers. Amortization of software development costs will be calculated as the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product. Amortization of such costs commences when the product becomes available for general release to its customers. The Company reviews the unamortized software development costs at each balance sheet date and, if necessary, will write down the balance to net realizable value if the unamortized costs exceed the net realizable value of the asset.

During the fourth quarter of fiscal 2002, the e-Port product and related network became available for general release to the Company's customers. Management performed an evaluation of the commercial success and preliminary market acceptance of the e-Port product and network pursuant to SFAS 121 during the fourth quarter. As a result the Company wrote down $2,663,000 of software development costs related to the e-Port and the related network. The unamortized balanced after the impairment charge is being

                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002


2.  Accounting  Policies  (continued)

Software  Development  Costs  (continued)

amortized over an estimated useful life of two years. Amortization expense during the year ended June 30, 2002, including the above impairment adjustment of $2,663,000, was $2,996,000.

Advertising  Expenses

Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2002 and 2001 was approximately $429,000 and $88,000, respectively.

Research  and  Development  Expenses

Research and development expenses are expensed as incurred. Research and development expenses, which are included in general and administrative and compensation expenses in the consolidated statements of operations, were $1,187,000 and $1,260,000 for the years ended June 30, 2002 and 2001, respectively.

Accounting  for  Stock  Options

Financial Accounting Standards Board Statement ("SFAS") No. 123, Accounting for Stock-Based Compensation, provides companies with a choice to follow the provisions of SFAS 123 in determination of stock-based compensation expense or to continue with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). The Company has elected to follow the provisions of APB 25. Under APB 25, if the exercise price of the Company's stock options equals or exceeds the market price of the underlying Common Stock on the date of grant, no compensation expense is recognized. The effect of applying SFAS 123 to the Company's stock-based awards results in net loss and net loss per common share that are disclosed on a pro forma basis in Note 13.

Loss  Per  Common  Share

Basic earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period plus the dilutive effect (unless such effect is anti-dilutive) of equity instruments. No exercise of stock options, purchase rights, stock purchase warrants, or the conversion of preferred stock,

                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

2.  Accounting  Policies  (continued)

Loss  Per  Common  Share  (continued)

cumulative preferred dividends or Senior Notes was assumed during fiscal 2002 or 2001 because the assumed exercise of these securities would be antidilutive.

Cumulative  Effect  of  Accounting  Change

During fiscal year 1999, the Company issued $4,618,000 (as adjusted) of $10,000 principal amount of Senior Notes. The Notes included detachable equity instruments (see Note 10). During October 1999, the Company added a conversion feature to the Senior Notes whereby the Senior Notes were immediately convertible into Common Stock at $2.50 per share at the option of the holder. At the time of the addition of the conversion feature, the Company determined that, based on the fair value of the Company's Common Stock and specified conversion prices, and, in accordance with the then applicable accounting pronouncements, these Senior Notes did not contain an embedded conversion feature. In November 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue 00-27, Application of EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments, whereby it was concluded that an issuer should calculate the intrinsic value of a conversion option using the effective conversion price, based on the proceeds received allocated to the convertible instrument instead of the specified conversion prices in the instrument. Issue 00-27 requires companies to apply the proscribed methodology for computing the beneficial conversion feature of convertible securities through a cumulative catch-up accounting change (in the quarter that includes November 2000) for any such security issued after May 20, 1999, the effective date of EITF 98-5. Accordingly, the Company recorded a one-time, noncash charge during fiscal year 2001 of $821,000 to record the cumulative effect of an accounting change as required by the EITF.

Reclassification

During April 2001, the Company granted 6,000,000 fully vested options to a distributor in connection with the signing of a five-year distribution agreement. The $420,000 estimated fair value of the options was amortized as a reduction of selling, general, and administrative expenses over the term of the distribution agreement. During the third quarter of fiscal year 2002 and pursuant to EITF 00-18 Accounting Recognition for

                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002


2.  Accounting  Policies  (continued)

Reclassification  (continued)

Certain Transactions Involving Equity Instruments Granted to Other Than Employees, the Company presented the unamortized balance in other assets, and reclassified the June 30, 2001 balance from a contra-equity account to other assets for a consistent presentation. As of June 30, 2002, the distribution agreement is no longer in effect and, accordingly, the Company wrote off the unamortized balance of $315,000.

Fair  Value  of  Financial  Instruments

The carrying value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate fair value due to their short maturities. The fair value of the Company's Senior Notes, Debentures, and other Long-Term Debt approximates book value as such notes are at market rates currently available to the Company.

Impairment  of  Long  Lived  Assets

In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews its property and equipment and unamortized intangible assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company estimates the future cash flows expected to result from operations and if the sum of the expected undiscounted future cash flows is less than the carrying amount of the long-lived asset, the Company recognizes an impairment loss by reducing the unamortized cost of the long-lived asset to its estimated fair value.

New  Accounting  Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite

                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

2.  Accounting  Policies  (continued)

New  Accounting  Pronouncements  (continued)

useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. As Statement 142 is effective for fiscal years beginning after December 15, 2001, the Company will adopt the Statement on July 1, 2002. Although the Company did not adopt Statement 142 until fiscal year 2003, the nonamortization provisions of Statement 142 for combinations initiated after June 30, 2001 are applicable for the Company effective July 1, 2001.

Under Statement 142 the Company will test goodwill for impairment during fiscal year 2003 using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2002 in the first quarter of fiscal year 2003. If the first test indicates a potential impairment, the second phase will be completed to calculate any actual impairment. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of fiscal year 2003. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

The FASB recently issued Statement No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of APB Opinion 30, Reporting the Results of Operations. This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a significant effect on the Company's financial position or results of operations.

                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002


3.  Acquisition  of  Stitch  Networks  Corporation

On May 14, 2002, USA Acquisition Corp., a wholly owned subsidiary of the Company acquired Stitch pursuant to an Agreement and Plan of Merger by and among the Company, USA Acquisition Corp., Stitch and the stockholders of Stitch. The Company acquired Stitch to strengthen its position as a leading provider of wireless remote monitoring and cashless and mobile commerce solutions. At the close of the transaction on May 14, 2002, Stitch became a wholly owned subsidiary of the Company. The acquisition was accounted for using the purchase method and, accordingly, the results of the operations of Stitch have been included in the accompanying consolidated statements of operations since the acquisition date. The purchase price consisted of the issuance of 22,762,341 shares of Common Stock of the Company in exchange for the outstanding shares of Stitch and the issuance of warrants to purchase up to 7,587,447 shares of Common Stock of the Company at $.40 per share at any time through June 30, 2002. The purchase price also included the assumption of outstanding Stitch stock options that were converted into options to purchase an aggregate of 2,475,318 shares of the Company's Common Stock at $.165 per share at any time prior to May 14, 2007, warrants to purchase up to 412,553 shares of the Company's Common Stock at $.40 per share at any time through June 30, 2002 and acquisition related expenses which included the issuance of 875,000 shares of Common Stock to an investment banking firm. None of the warrants issued in connection with the acquisition were exercised as of June 30, 2002. A total of 4,800,000 shares of the Common Stock issued to the former stockholders of Stitch are being held in escrow to secure the former stockholder's indemnification obligations under the Agreement and Plan of Merger. Such shares are subject to cancellation if there is a breach of the indemnification (as defined). In connection with the acquisition, the Company's shareholders voted in May of 2002 to increase the number of authorized shares of Common Stock to 150,000,000.

During June 2002, the Company determined that it would vacate the office space previously occupied by Stitch. Accordingly, the Company accrued the remaining lease exit costs relating to this property in the amount of approximately $354,000 as part of the cost of Stitch. While the Company is attempting to sublease this space, no provision for recovery has been estimated at this time.

                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002


3.  Acquisition  of  Stitch  Networks  Corporation  (continued)

The following table summarizes the preliminary purchase price allocation of the fair value of the assets and liabilities assumed at the date of acquisition:

                     Current  assets               $      2,710,000
                     Property  and  equipment             1,700,000
                     Goodwill                             6,801,000
                     Intangibles                          2,920,000
                     Current  liabilities                (1,554,000)
                     Long-term  debt                     (3,976,000)
                                                   -----------------
                                                   $      8,601,000
                                                   =================

Long-term  debt  of  $2,165,000  was  repaid  during  June  2002.

Unaudited pro-forma combined results of the Company as if the Company acquired Stitch on July 1, 2000 and July 1, 2001 are as follows:


                                                                Year ended June 30
                                                                2002           2001
                                                         ------------------------------
Revenues                                                 $    2,869,466   $  1,953,250

Loss before cumulative effect of accounting change and
 extraordinary item                                         (19,583,216)   (15,058,358)
Cumulative effect of accounting change                                -       (821,000)
                                                         ------------------------------
Loss before extraordinary item                              (19,583,216)   (15,879,358)
                                                         ------------------------------
Extraordinary loss on exchange of debt                                -       (863,000)
Net loss                                                    (19,583,216)   (16,742,358)
                                                         ------------------------------
Cumulative preferred dividends                                 (822,561)      (836,541)
Loss applicable to common shares                         $  (20,405,777)  $(17,578,849)
                                                         ==============================
Loss before cumulative effect of accounting change and
 extraordinary item                                      $        (0.36)  $     (0.40)
                                                         ==============================
Cumulative effect of accounting change                   $            -   $     (0.02)
                                                         ==============================
Extraordinary loss on exchange of debt                   $            -   $     (0.02)
                                                         ==============================
Loss per common share (basic and diluted)                $        (0.36)  $     (0.44)
                                                         ==============================
Weighted average number of common shares
 outstanding (basic and diluted)                             56,676,823    40,369,340
                                                         ==============================

                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

4.  Property  and  Equipment

Property  and  equipment  consist  of  the  following:




                                  Useful           June 30
                                  Lives       2002         2001
                               ------------------------------------

Computer equipment and
 purchased software               3 years  $ 1,855,459   $  609,775
Vending machines and related
 components                       7 years    1,050,220            -
Control systems                   3 years      982,371      533,055
Furniture and equipment         5-7 years      503,110      190,836
Leasehold improvements         Lease term       94,031       90,313
Vehicles                          5 years       10,258       10,258
                                           -------------------------
                                             4,495,449    1,434,237
                                           -------------------------
Less accumulated depreciation               (2,563,022)    (672,913)
                                           -------------------------
                                           $ 1,932,427   $  761,324
                                           =========================


5.  Accrued  Expenses

Accrued  expenses  consist  of  the  following:

                                                             June 30
                                                          2002        2001
                                                    ----------------------

Accrued professional fees                           $  628,372  $  439,478
Accrued lease termination payments, net                344,934           -
Accrued other                                          264,518      31,414
Accrued compensation and related sales commissions     225,917     125,668
Accrued interest                                       209,885      91,585
Accrued software license and support costs             144,755     154,229
Accrued taxes and filing fees                          134,411           -
Accrued product warranty costs                          85,827      52,466
Accrued consulting fees                                 62,480     435,000
Advanced customer billings                              30,190      25,755
                                                    ----------------------
                                                    $2,131,289  $1,355,595
                                                    ======================

                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002


6.  Related  Party  Transactions

At June 30, 2002 and 2001, approximately $30,000 and $70,000, respectively, of the Company's accounts payable and accrued expenses were due to a Board member for legal services performed. During the years ended June 30, 2002 and 2001, the Company incurred approximately $213,000 and $271,000, respectively, for these services. During the year ended June 30, 2002, certain Board members participated in various offerings of debt or equity of the Company for a total investment of approximately $277,500.

Stitch purchases vending machines from Dixie-Narco, Inc. (Dixie), an affiliate of a shareholder of the Company. There were no purchases from Dixie for the period May 14, 2002 to June 30, 2002. Amounts payable to Dixie of $124,333 are included in accounts payable in the accompanying 2002 consolidated balance sheet.

7.  Commitments

- In connection with an employment agreement, expiring June 30, 2002, the Company's Chief Executive Officer has been granted in the event of a "USA Transaction," as defined, which among other events includes a change in control of the Company, irrevocable and fully vested rights equal to that number of shares of Common Stock that when issued to him equals seven percent of all the then issued and outstanding shares of the Company's Common Stock. The Chief Executive Officer is not required to pay any consideration for such shares. The stock rights have no expiration and are not affected by the Chief Executive Officer's termination of employment. The employment agreement was extended to June 30, 2004.

- The Company conducts its operations from various facilities under operating leases. Rent expense under such arrangements was approximately $220,000 and $188,000 during the years ended June 30, 2002 and 2001, respectively. Future minimum lease payments are reflected below. During the years ended June 30, 2002 and 2001, the Company entered into agreements to lease $0 and $118,207 of computer equipment accounted for as capital leases. This computer equipment is included in property and equipment in the accompanying consolidated financial statements. Capital lease amortization of approximately $54,000 and $34,000 is included in depreciation expense for the years ended June 30, 2002 and 2001, respectively.

                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002


7.  Commitments  (continued)

Future minimum lease payments subsequent to June 30, 2002 under capital and noncancelable operating leases are as follows:





                                                        Capital Leases   Operating Leases
                                                        ----------------------------------


2003                                                    $        52,942  $         155,000
2004                                                             15,960            109,000
2005                                                              1,779             80,000
2006                                                                  -             20,000
                                                        ----------------------------------
Total minimum lease payments                                     70,681  $         364,000
                                                                         =================
Less amount representing interest                                 7,697
                                                        ---------------
Present value of net minimum lease payments                      62,984
Less current obligations under capital leases                    46,300
                                                        ---------------
Obligations under capital leases, less current portion  $        16,684
                                                        ===============

8.  Long-Term  Debt

Long-term  debt  consists  of  the  following:

                                                         June 30
                                                      2002      2001
                                                  -----------------------
                Bank facility                       $1,255,113  $      -
                Working capital loans                  275,000         -
                IBM inventory financing                 19,632    45,785
                Capital lease obligations (Note 7)      62,984   124,023
                                                  -----------------------
                                                     1,612,729   169,808
                Less current portion                   850,644   116,231
                                                  -----------------------
                                                    $  762,085  $ 53,577
                                                  =======================



At  June  30,  2002  the Company has a $1.5 million bank facility available (the
Facility) to fund the purchase of vending machines placed at locations where Kodak film products are sold. Borrowings are made from time to time under the Facility, with repayment schedules set at the time of each borrowing, including equal monthly payments over 36 months and an interest rate based upon 495 basis points over the three year U.S. Treasury Notes. The Company has granted the bank a security interest in the film products vending machines. Repayment of principal is also insured by a Surety Bond issued by a third-party insurer in exchange for an initial fee paid by the Company. Subsequent to June 30, 2002, the Company has not borrowed any additional funds under this Facility.

                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002


 8.  Long-Term  Debt  (continued)

In connection with the Stitch acquisition (Note 3), the Company assumed long term debt of $3,976,000 which included a vending equipment borrowing facility and working capital loans. The Company repaid $2,165,000 of the working capital loans in June 2002. All but $225,000 of these working capital loans bear interest at a variable rate based on the bank's prime rate. These loans are secured by the assets of Stitch. At June 30, 2002 $275,000 of working capital loans are outstanding of which $225,000, which bears interest at 6.75%, was payable on July 8, 2002 and $50,000 was payable on demand. Subsequent to June 30, 2002, the Company has made interest only payments to the bank. On July 26, 2002, August 29, 2002 and September 27, 2002 the bank agreed to extend the due date of these notes until September 1, 2002, October 1, 2002, and November 1, 2002, respectively under several forebearance agreements. In connection these extensions, the Company paid $13,000 of fees to the bank.

The Company also had an inventory financing arrangement whereby IBM Credit Corporation originally granted the Company a $1.5 million equipment line of credit. This arrangement expired in fiscal year 2002. The outstanding balance at June 30, 2002 and 2001, of $19,632 and $45,785, respectively, is secured by the underlying inventory. Interest accrues on the outstanding balance at 10% per annum, subject to adjustment if the outstanding balance is outstanding greater than 180 days.

9.  Income  Taxes

At June 30, 2002 and 2001, the Company had net operating loss carryforwards of approximately $54,769,000 and $31,234,000, respectively, to offset future taxable income expiring through approximately 2022. At June 30, 2002 and 2001, the Company recorded a net deferred tax asset of approximately $20,546,000 and $12,418,500, respectively, which was principally reduced by a valuation allowance of the same amount as the realization of the deferred tax asset is not certain, principally due to the lack of earnings history.

The timing and extent in which the Company can utilize future tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. Stitch had net operating loss carryforwards of approximately

                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002


9.  Income  Taxes  (continued)

$10,985,000 at the acquisition date. Such net operating loss carryforwards are limited under these provisions as to the amount available to offset future taxable income and such limited amounts are reflected below.

The deferred tax assets arose primarily from the use of different accounting methods for financial statement and income tax reporting purposes as follows:






                                                              June 30
                                                         2002           2001
                                                   ---------------------------
Deferred tax assets:
  Net operating loss carryforwards                 $ 19,837,000  $ 13,237,000
  Compensation expense on stock option re-pricing             -       170,500
  Deferred research and development costs               480,000       125,000
  Software development costs                          1,008,000             -
  Other                                                 392,000       131,000
                                                   ---------------------------
                                                     21,717,000    13,663,500
Deferred tax liabilities:
  Intangibles                                        (1,171,000)            -
  Software development costs                                  -    (1,245,000)
                                                   ---------------------------
                                                     20,546,000    12,418,500
Valuation allowance                                 (20,546,000)  (12,418,500)
                                                   ---------------------------
Deferred tax asset, net                            $          -  $          -
                                                   ===========================

Amounts assigned to intangibles acquired in the Stitch acquisition exceeded the tax basis. Such excess will increase taxable income as the Intangibles (excluding goodwill) are amortized. The net operating loss caryyforwards will be used to offset the increase in taxable income. Accordingly, the Company recorded a deferred tax liability of $1,171,000 and a deferred tax asset in the same amount related to these intangibles at the acquisition date.

10.  Senior  Notes  and  Debentures

During June 2002, the Company commenced a $2,500,000 2002-A private placement offering (subsequently increased to $4,000,000 in September, 2002) consisting of 12% Convertible Senior Notes due December 31, 2005. Each $10,000 Note is convertible into Common Stock at $.20 per share at any time through June 30, 2004 and interest is payable quarterly. Each Noteholder initially received 20,000 Common Stock warrants, however subsequent to June 30, 2002, the Board of Directors amended the offering to replace the warrants with 20,000 shares of Restricted Common Stock. Through June 30, 2002, the Company sold 444.08 units generating proceeds of $444,083, of which $35,000 is reflected as subscriptions receivable. Such amounts were collected subsequent to June

                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002


10.  Senior  Notes  and  Debentures  (continued)

30, 2002. The offering was scheduled to terminate June 30, 2002 with extension possible for up to an additional 60 days. The offering was extended to September 30, 2002, with right of further extension for an additional 30 days. As of September 27, 2002, the Company had signed subscription agreements for $2,103,000, of which $1,694,000 was received in cash which has been deposited. The remainder is for services.

During fiscal year 2002, the Company commenced a $2,500,000 2001-D private placement offering (later increased to $6,500,000), consisting of 12% Convertible Senior Notes due December 31, 2004. Each $10,000 Note is convertible into Common Stock at $.40 per share, and interest is payable quarterly. Certain stockholders of the Company, who received warrants to purchase Common Stock of the Company as a part of earlier private placements, were offered the opportunity to cancel a portion of such warrants and to receive an equivalent number of new warrants at $.10 expiring on December 31,2002 if they invested in the 2001-D offering. The original warrants were scheduled to expire December 31, 2001 or March 31, 2002 (according to their original terms) at $.50. The fair value of the new warrants issued to 2001-D participants was determined using the Black-Scholes valuation method in the amount of $3,424,000. Such amount was allocated to equity. The debt discount is being amortized to interest expense through December 31, 2004. Through June 30, 2002, the Company issued 481.4 units generating net cash proceeds of $3,906,740. An additional $907,853 of notes were issued to consultants for services rendered. The 2001-D offering was extended by the Company to close on October 31, 2002.

During August 2001, the Company executed a Securities Purchase Agreement with an investment company for the purchase of $225,000 of a 9.75% Convertible Debenture (the "Debenture") due August 2003. Interest on the Debenture is payable monthly in arrears. On June 18, 2002, the investment company increased the Debenture by $100,000, extended the maturity date of the $325,000 to August 2004 and lowered the conversion rate. The investment company also paid the Company $300,000 towards a future exercise of Common Stock warrants. Of this amount $20,000 was used during June 2002 to exercise Common Stock warrants. The remaining balance of $280,000 is reflected in deposits at June 30, 2002.

The Debenture is convertible at a price equal to the lesser of $1.00 or 72% (80% prior to June 18, 2002) of the lowest closing bid price of the Company's Common Stock during the 20 day period prior to the conversion. The Company reserves the right to prepay the portion of the Debenture that the investment company elected to convert, plus interest, at 150% of such amount, if the price of Common Stock is less than $0.40 per share. At the time of conversion, the Company will issue to the holder warrants to purchase an amount

                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002


10.  Senior  Notes  and  Debentures  (continued)

of Common Stock equal to ten times the number of shares issued upon the conversion of the Debenture. The warrants are exercisable at the same conversion price as the Debenture. Due to the significance of the beneficial conversion feature associated with this instrument, the entire $325,000 of proceeds has been allocated to the warrants, and is included in equity. The debt discount is being amortized to interest expense over the term of the Debenture. During fiscal year 2002, the investment company converted $82,000 of the Debenture, resulting in the issuance of 333,678 shares of Common Stock. The investment company also exercised warrants resulting in the issuance of 3,336,780 shares of Common Stock and generating net cash proceeds of $886,250.

During fiscal year 1999, the Company's Board of Directors authorized a private placement offering (the "1999 Senior Note Offering"). Each unit, as amended, consisted of a 12% Senior Note in the principal amount of $10,000, maturing on December 31, 2001, 2,000 1999-A Common Stock Purchase Warrants (each warrant entitled the holder to purchase one share of Common Stock at $1.00 through December 31, 2001) and 1,000 shares of Series B Equity Participating Preferred Stock (Series B). A total of 461.8 units (as adjusted) were sold in this Offering. The Series B was converted into 1,847,200 shares of Common Stock in connection with the Company's fiscal year 1999 reverse stock split. During October 1999, a conversion feature was added to the Senior Notes whereby the Notes were convertible into Common Stock at the rate of $2.50 per share any time through the Senior Notes maturity of December 31, 2001.

During fiscal year 2001, the Company authorized a private placement offering ("2000 Senior Note Offering") of 670 units at a unit price of $10,000. Each unit consisted of a 12% Convertible Senior Note in the principal amount of $10,000, maturing December 31, 2003 and 2,000 shares of Restricted Common Stock. Each 2000 Senior Note is convertible into Common Stock at $1.25 per share anytime through its maturity. This offering provided for the holders of the 1999 Senior Notes to exchange their 1999 Senior Notes into 2000 Senior Notes. All payments of interest on the 2000 Notes can be used by the holder, at the holder's option, to purchase shares of Common Stock at specific prices established by the Board of Directors.

During fiscal year 2001 the Company issued 1,136,300 shares of Common Stock in connection with the 2000 Senior Notes. The fair value of the Common Stock on the date such shares were granted of $1,215,843 and the embedded beneficial conversion in the 2000 Senior Notes of $409,104 was recorded as equity. The debt discount is being amortized to interest expense through December 31, 2003. Through June 30, 2002, $647,500 of such Notes were converted into 518,000 shares of Common Stock

                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002


10.  Senior  Notes  and  Debentures  (continued)

The Company sold 568.15 units in the 2000 Senior Note Offering of which 382.3 units ($3,823,000) of the 1999 Senior Notes were exchanged for 2000 Senior Notes, 124.85 units were purchased with cash, resulting in gross proceeds of $1,248,500 and 61 units were issued in exchange for services provided by consultants in the amount of $610,000. The exchange of the 1999 Senior Notes to the 2000 Senior Notes was determined to be a substantial modification of the terms of the original debt instrument and, accordingly, the Company wrote-off the unamortized debt discount and other issuance costs associated with the exchange of the 1999 Senior Notes in the amount of $863,000. Such amount has been reported as a non-cash extraordinary item in the fiscal year 2001 statement of operations.

During the years ended June 30, 2002 and 2001, the Company issued 674,431 and 121,541 shares of Common Stock respectively, in lieu of cash payment for interest on the Senior Notes.

A  summary  of  the  various  Senior  Note  activities  are  as  follows:




                                   1999 Senior    2000 Senior    2001 Senior    2002 Senior
                                       Notes          Notes          Notes          Notes
                                  ----------------------------------------------------------

Outstanding at June 30, 2000      $  4,073,000   $              $              $
Issued for cash and services                        1,858,500
Exchange 1999 Senior Notes for
  2000 Senior Notes                 (3,823,000)     3,823,000
Converted into Common Stock            (10,000)       (25,000)
                                  ----------------------------------------------------------
Outstanding at June 30, 2001           240,000      5,656,500
Converted into Common Stock                          (622,500)
Repaid at maturity                    (240,000)
Issued for cash and services                                       4,814,593        444,083
Less:  Unamortized debt discount
  and other issuance costs                   -       (750,295)    (2,928,567)      (323,989)
                                  ----------------------------------------------------------
Balance at June 30, 2002          $          -   $  4,283,705   $  1,886,026   $    120,094
                                  ==========================================================


The unamortized debt discount and other issuance costs represents fees paid in connection with these financings, the estimated fair value of the detachable equity instruments issued in connection with these financings, and any beneficial conversion embedded in the debt at the commitment date, which are being amortized over the

                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002


10.  Senior  Notes  and  Debentures  (continued)

remaining life of the respective debt instruments. Debt discount amortization, which has been reflected as interest expense in the consolidated statements of operations, was approximately $1,513,000 and $765,000 for the years ended June 30, 2002 and 2001, respectively.

11.  Series  A  Preferred  Stock

The authorized Preferred Stock may be issued from time to time in one or more series, each series with such rights, preferences or restrictions as determined by the Board of Directors. Each share of Series A Preferred Stock shall have the right to one vote and is convertible at any time into one share of Common Stock. Each share of Common Stock entitles the holder to one voting right. Series A Preferred Stock provides for an annual cumulative dividend of $1.50 per share payable to the shareholders of record in equal parts on February 1 and August 1 of each year. Cumulative unpaid dividends at June 30, 2002 and 2001 amounted to $5,175,571 and $4,621,150, respectively. Cumulative unpaid dividends are convertible into common shares at $10.00 per common share at the option of the shareholder. During the years ended June 30, 2002 and 2001, certain holders of the Preferred Stock converted 26,002 and 11,160 shares, respectively, into 26,002 and 11,160 shares of Common Stock, respectively. Certain of these shareholders also converted cumulative preferred dividends of $268,140 and $87,030, respectively, into 26,814 and 8,703 shares of Common Stock during the years ended June 30, 2002 and 2001, respectively. The Series A Preferred Stock may be called for redemption at the option of the Board of Directors at any time on and after January 1, 1998 for a price of $11.00 per share plus payment of all accrued and unpaid dividends. No such redemption has occurred as of June 30, 2002. In the event of any liquidation, the holders of shares of Series A Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders.

12.  Common  Stock  Transactions

During the years ended June 30, 2002 and 2001, the Company's Board of Directors authorized the following private placement offerings of the Company's Common
Stock:
     - 2000-B offering for the issuance of 895,000 shares of Common Stock at $1.00 per share generating net proceeds of $777,151 after deducting related offering costs;

     - 2001-A offering for the issuance of 450,000 shares of Common Stock at $1.00 per share generating net proceeds of $427,500 after deducting related offering costs;

                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002


12.  Common  Stock  Transactions  (continued)

     - 2001-B offering for the issuance of 8,400,000 shares of Common Stock at $.60 per share. Through June 30, 2001, the Company issued 2,669,400 shares of Common Stock generating net proceeds of $1,546,885 after deducting related offering costs. During fiscal year 2002 the Company issued 4,726,040 shares of Common Stock from this offering generating additional net proceeds of $2,754,371. Additionally, each dollar invested entitled the purchaser to receive one Common Stock warrant at $.50 per share expiring in December 2001 and one Common Stock warrant at $.50 per share expiring in June 2002.

     - 2001-C offering for the issuance of 4,500,000 shares of Common Stock at $.50 per share. In each share purchased the holder received a warrant to purchase a share of Common Stock at $.50 per share expiring May 2002. The Company issued 4,046,684 shares of Common Stock generating net proceeds of $1,992,852 after deducting related offering costs. Of this amount, $149,750 has not been received, and, accordingly is reflected in subscriptions receivable at June 30, 2002.

The Company issued 2,784,137 and 200,000 shares of Common Stock for professional services during the years ended June 30, 2002 and 2001, respectively. Such shares were valued based on the fair value of the Company's Common Stock on the date the shares were granted. During the year ended June 30, 2002 and 2001, the Company also issued 2,340,000 and 418,250 shares of Common Stock to certain employees and officers. The shares were fully vested on the date of grant; accordingly, the Company recorded compensation expense of $981,000 during fiscal year 2002 and $474,995 during fiscal year 2001 based on the fair value of the Company's Common Stock on the date the shares were granted.

During fiscal year 2000, the Company entered into an Investment Agreement with Swartz Private Equity LLC, for an equity line up to $20 million over a period not to exceed three years. Investments are determined monthly based on the current market prices of the Company's Common Stock in accordance with the terms of the Agreement. The purchase price per share would equal 91% of the market price of the Common Stock at the time of purchase, and additional warrants at the same price would be granted in an amount equal to 10% of the number of shares actually purchased. Swartz received 1,200,000 Commitment Warrants with 10 year terms at an initial exercise price of $1.00, adjusted to lower market pricing if applicable, and will be granted additional Commitment Warrants at the same price and term, if required, to keep the number of Commitment Warrants equal to 5% (decreasing over a five year period to 0%) of the outstanding Common Stock of the Company on a fully diluted basis. An additional 380,828 warrants were granted during fiscal 2001 in connection with this antidilution provision.

                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002


12.  Common  Stock  Transactions  (continued)

During the year ended June 30, 2001, Swartz purchased 29,010 shares of Common Stock pursuant to the Investment Agreement. There were no net proceeds to the Company from the sale of these shares after deducting the related cash offering expenses previously incurred. No purchases were made during the fiscal year ended June 30, 2002. The agreement was terminated during April 2002.

During February 2000, the Company's Board of Directors awarded 120,000 shares of the Company's Common Stock, at $2.00 per share, to certain executive officers. Pursuant to their employment agreements, these officers would be issued the Common Stock if employed by the Company on June 30, 2002. The Company recorded deferred compensation of $240,000 in connection with these awards. Compensation expense of $103,000 has been recorded to reflect the amortization of the shares earned during each of the years ended June 30, 2002 and 2001, respectively. All officers were employed by the Company as of June 30, 2002.

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

                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002


12.  Common  Stock  Transactions  (continued)

A summary of Common Stock Warrant activity for the years ending June 30, 2002 and 2001 is as follows:


                                                         Warrants
                                                      -------------
                   Outstanding  at  June  30,  2000     3,711,250
                     Issued                             8,889,628
                     Exercised                         (2,112,100)
                     Cancelled                         (2,255,750)
                                                      -------------
                   Outstanding  at  June  30,  2001     8,233,028
                     Issued                            22,602,593
                     Exercised                         (1,833,529)
                     Cancelled                        (22,162,272)
                                                      -------------
                   Outstanding  at  June  30,  2002     6,839,820
                                                      =============
The exercise price and exercise dates of outstanding and exercisable warrants outstanding at June 30, 2002 are as follows:



             Outstanding and
               Exercisable     Exercise Price    Expiration Date
             -----------------------------------------------------

                3,971,163           $   0.10     December 31, 2002
                  303,829               0.20         June 30, 2004
                  150,000               0.70        August 2, 2003
                  650,000               0.70     November 23, 2003
                1,200,000               0.91       August 29, 2010
                  377,927               1.00        April 24, 2011
                    2,901               1.03        April 30, 2011
                   75,000               1.25         June 30, 2006
                  100,000               2.00         June 22, 2003
                    1,500               4.00          July 2, 2002
                            2,500               4.00         March 5, 2003
                    5,000               4.00       August 17, 2003
             ----------------
                6,839,820
             ================

During the years ended June 30, 2002 and 2001, the Company's Board of Directors made numerous amendments to the outstanding Common Stock Warrants whereby the Company reduced the exercise price and extended the expiration terms. The above table reflects the status of the warrants as of June 30, 2002.

                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002


13.  Stock  Options

The Company's Board of Directors has granted options to employees and its Board members to purchase shares of Common Stock at or above fair market value. The option term and vesting schedule are established by the contract that granted the option.

The following table summarizes all stock option activity during the years ended June 30, 2002 and 2001:





                          Common Shares
                          Under Options   Exercise Price Per
                             Granted            Share
                          -----------------------------------
Balance at June 30, 2000        984,767   $         .50-$5.00
Granted                       6,935,000   $        1.00-$1.50
Canceled or Expired          (3,033,100)  $        1.00-$2.50
                          -----------------------------------
Balance at June 30, 2001      4,886,667   $         .50-$5.00
Granted                       4,505,318   $         .165-$.70
Canceled or expired          (4,101,500)  $         .40-$5.00
                          -----------------------------------
Balance at June 30, 2002      5,290,485   $        .165-$5.00
                          ===================================



The price range of the outstanding Common Stock options at June 30, 2002 is as follows:

                                      Weighted Average
    Option                                Remaining               Options
Exercise Prices  Options Outstanding  Contract Life (Yrs.)       Exercisable
------------------------------------------------------------------------------
 $.165                     2,475,318                 4.87            2,475,318
 $.40                        550,000                 2.78              550,000
 $.50                          5,000                 0.80                5,000
 $.70                        400,000                 0.97              400,000
 $1.00                       735,000                 4.47              615,002
 $1.50                       305,000                 0.98              305,000
 $2.00                       651,167                 2.48              651,167
 $2.50                        84,000                 0.96               84,000
 $4.50                        80,000                 1.10               80,000
 $5.00                         5,000                 0.17                5,000
                       -------------                           ---------------
                           5,290,485                                 5,170,487
                       =============                           ===============

                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002


13.  Stock  Options  (continued)

Pro forma information regarding net loss and net loss per common share determined as if the Company is accounting for stock options granted under the fair value method of SFAS 123 is as follows:

                                                               June 30
                                                                       2002           2001
                                                               ----------------------------
Net loss applicable to common shares as
  reported under APB 25                                        $(18,137,368)  $(11,792,785)
Stock option expense per SFAS 123                                  (985,046)      (524,845)
                                                               ----------------------------
Pro forma net loss                                             $(19,122,414)  $(12,317,630)
                                                               ============================

Loss per common share as reported                              $      (0.50)  $       (.70)
Pro forma net loss per common share                            $      (0.53)  $       (.74)


The fair value for the Company's stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years 2002 and 2001: an expected life of 2 years; no expected cash dividend payments on Common Stock, respectively; and for fiscal 2002 a risk-free interest rate of 4.5% to 5.5% and for fiscal 2001, 5.5%, and volatility factors of the expected market price of the Company's Common Stock, based on historical volatility of .85 to .95 for fiscal 2002, and
1.100  for  fiscal  2001.

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

                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2002


13.  Stock  Options  (continued)

As of June 30, 2002, the Company has reserved shares of Common Stock for the following:

Exercise  of  Common  Stock  options      5,290,485
Exercise  of  Common  Stock  warrants     6,839,820
Conversion  of  remaining  Debentures
 and  exercise  of  related  warrants    19,038,462
Conversions  of  Preferred  Stock
 and  cumulative Preferred  Stock
  dividends                               1,046,839
Conversions  of  Senior  Notes           19,172,264
                                       ------------
                                         51,387,870
                                       ============
14.  Retirement  Plan

The Company's Savings and Retirement Plan (the Plan) allows employees who have attained the age of 21 and have completed six months of service to make voluntary contributions up to a maximum of 15% of their annual compensation, as defined in the Plan. Through June 30, 2000, the Plan did not provide for any matching contribution by the Company, however, starting at the beginning of fiscal year 2001, the Company has amended the Plan to include a Company matching contribution up to 10% of an employee's compensation. The Company contribution for the years ended June 30, 2002 and 2001 was approximately $48,000 and $51,000, respectively.

15.  Contingencies

In the normal course of business, various legal actions and claims are pending or may be instituted or asserted in the future against the Company. The Company does not believe that the resolution of these matters will have a material effect on the financial position or results of operations of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None



                                    PART III

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

                                     MANAGEMENT

DIRECTORS  AND  EXECUTIVE  OFFICERS

          The Directors and executive officers of the Company, as of September 30, 2002, together with their ages and business backgrounds are as follows.

         Name                        Age            Position(s)  Held
         ----                        ---            ----------------


George  R.  Jensen,  Jr.              53         Chief  Executive  Officer,
                                                 Chairman  of  the  Board  of
                                                 Directors
Stephen  P.  Herbert                  39         President,  Chief  Operating
                                                 Officer,  Director
Haven  Brock  Kolls,  Jr.             36         Vice  President  - Research and
                                                 Development
Leland  P.  Maxwell                   55         Senior  Vice  President,  Chief
                                                 Financial  Officer,  Treasurer
Michael  K.  Lawlor                   40         Vice-President-Marketing  and
                                                 Sales
William  W.  Sellers  (1)(2)          80         Director
William  L.  Van  Alen,  Jr.  (1)(2)  68         Director
Steven  Katz  (1)                     53         Director
Douglas  M.  Lurio  (2)               45         Director
Edwin  R.  Boynton                    47         Director
Kenneth  C.  Boyle                    38         Director

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

        Kenneth C. Boyle joined the Board of Directors in May 2002. Mr. Boyle is the Vice President & General Manager - eBusiness of the Maytag Corporation. He leads Maytag's global eBusiness unit, which explores and develops e-commerce opportunities and Web enabled business models that support profitable growth across Maytag's business units. He is responsible for all eBusiness efforts at the corporate level as well as business and brand specific activities at the operating unit level, inclusive of partnerships and strategy development. Prior to Maytag, Mr. Boyle served as a director of business development with iXL, a major global e-consulting firm. He was responsible for developing long-term, strategic relationships with Global 2000 companies and assisting them with consulting services to transform their traditional business models by leveraging Internet technology. Mr. Boyle began his career with Delta Air Lines. His ten-year career with Delta included management positions in sales and marketing and founding Delta's e-commerce department. While there he led the development and implementation of initiatives to drive sales via the Internet, Internet-connected kiosks, smart card programs and other digital avenues.

ITEM  10.  EXECUTIVE  COMPENSATION

       The following table sets forth certain information with respect to compensation paid or accrued by the Company during the fiscal years ended June 30, 2000, June 30, 2001 and June 30, 2002 to each of the executive officers of the Company named below. Except as set forth below, no individual who was serving as an executive officer of the Company at the end of the fiscal years ended June 30, 2000, June 30, 2001 or June 30, 2002 received salary and bonus in excess of $100,000 in any such fiscal year.

                           SUMMARY COMPENSATION TABLE



                                  Fiscal
Name  and  Principal  Position     Year       Annual  Compensation            Long  Term  Compensation
------------------------------  ------  -----------------------------     --------------------------

                                        Salary    Bonus   Other            Restricted      Securities
                                                   (1)    Annual           Stock           Underlying
                                                          Compensation     Awards          Options
------------------------------  ------  -------------------------------------------------------------
George R. Jensen, Jr.,          2002    $135,000   $288,000  $80,000   (4)
Chief Executive Officer,        2001    $135,000   $140,000     --                         300,000
                                2000    $117,500   $0           --         $80,000 (2)     180,000

Stephen P. Herbert,             2002    $125,000   $270,000  $80,000   (4)
President                       2001    $125,000   $134,400     --                          80,000
                                2000    $107,500   $94,000      --          $80,000 (2)     45,000

Leland P. Maxwell, Chief        2002    $110,308   $151,200     --
Financial Officer, Treasurer    2001    $108,000   $44,240      --                          50,000
                                2000    $99,000    $29,000      --                          15,000

H. Brock Kolls, Senior Vice     2002    $125,769   $180,000  $50,000   (4)                  50,000
President, Research &           2001    $120,000   $97,440      --                          80,000
Development                     2000    $105,000   $44,000      --          $80,000 (2)     30,000


Michael K. Lawlor, Senior       2002    $103,846   $151,200     --
Vice President, Sales and       2001    $100,000   $38,640      --                          50,000
Marketing                       2000    $83,200    $35,500   $43,000 (3)                    20,000

Adele H. Hepburn                2002    $91,000    $472,609     --
Director of Investor            2001    $91,000    $171,700     --
Relations                       2000    $91,000    $147,800     --

(1) For fiscal year 2000, represents shares of Common Stock issued to the executive officers valued at $2.00 per share, the closing bid price on the date of issuance. For Mr. Lawlor, the bonus also includes a $5,500 sales commission. For fiscal year 2001, represents shares of Common Stock issued to the executive officers valued at $1.12, the closing price on the effective day of authorization. For Mr. Lawlor, the bonus also includes a $1,265 sales commission. For fiscal year 2002, represents shares of Common Stock issued to the executive officers valued at $.45 per share, which was the market value on the date of grant. For Mr. Maxwell and Mr. Lawlor in 2002, the bonus also includes 90,000 shares of Common Stock valued at $.38, which was the market price on the day of grant. This stock was awarded to reimburse them for tax payments incurred as a result of the award of a previous bonus. For Adele Hepburn in fiscal 2002, the bonus includes $408,267 of non cash compensation, as follows: 435,334 shares of Common Stock at $.60; 384,334 Warrants at $.10; and 217,668 Warrants at $.50 which have been exercised into the 2001 - D 12% Senior Notes due December 31, 2003.

(2) Represents shares of Common Stock issued to such executive officers if employed by the Company on June 30, 2002. The shares have been valued at $2.00 per share, the closing bid price on the date of grant.

(3)  Represents  payment  by  the  Company  of  relocation  expenses.

(4) Represents cash payments authorized to reimburse certain executive officers for tax payments incurred from the award of a previous bonus.

               The following table sets forth information regarding stock options granted during the fiscal year 2002 to the Company's executive officers named below:

             OPTION  GRANTS  DURING  FISCAL  YEAR  ENDED  JUNE  30,  2002

Name                  Number  of    Percent  of    Exercise   Expiration
                      Securities   Total  Options  Price      Date
                      Underlying   Granted  to    Per
                      Options      Employees  in  Share
                      Granted      Fiscal  Year

H.  Brock  Kolls      50,000         01.5%         $0.40      April  15,  2005


EXECUTIVE  EMPLOYMENT  AGREEMENTS

      The Company has entered into an employment agreement with Mr. Jensen which expires June 30, 2004. The agreement provides for an annual base salary of $180,000 effective April 15, 2002. Mr. Jensen is entitled to receive such bonus or bonuses as may be awarded to him by the Board of Directors. In determining whether to pay such a bonus, the Board would use its subjective discretion. The Agreement requires Mr. Jensen to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the Agreement and for a period of one year thereafter.

     The agreement also grants to Mr. Jensen in the event a "USA Transaction" (as defined below) occurs after the date thereof that number of shares of Common Stock as shall when issued to him equal five percent (amended first to eight percent and then reduced in November 2001 to seven percent) of all the then issued and outstanding shares of Common Stock (the "Rights"). Mr. Jensen is not required to pay any additional consideration for such shares. At the time of any USA Transaction, all of the shares of Common Stock underlying the Rights are automatically deemed to be issued and outstanding immediately prior to any USA Transaction, and are entitled to be treated as any other issued and outstanding shares of Common Stock in connection with such USA Transaction.

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

       During the year ended June 30, 2002 the Company issued to Mr. Jensen 640,000 shares of fully vested Common Stock as a bonus, and authorized payment of $80,000 as reimbursement for income taxes payable due to an earlier Company bonus. By an earlier agreement, Mr. Jensen was awarded 40,000 shares of Common Stock of as June 30, 2002.

      The Company has entered into an employment agreement with Mr. Herbert which expires on June 30, 2004. The Agreement provides for an annual base salary of $165,000 per year effective April 15, 2002. Mr. Herbert is entitled to receive such bonus or bonuses as the Board of Directors may award to him. The Agreement requires Mr. Herbert to devote his full time and attention to the business and affairs of the Company and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter. In the year ended June 30, 2002, the Company issued to Mr. Herbert 600,000 shares of fully vested Common Stock as a bonus, and authorized payment of $80,000 as reimbursement for income taxes payable due to an earlier Company bonus. By an earlier agreement, Mr. Herbert was awarded 40,000 shares of Common Stock as of June 30, 2002.

     Mr. Kolls has entered into an employment agreement with the Company which expires on June 30, 2004. The agreement provides for an annual base salary of $150,000 per year effective April 15, 2002. Mr. Kolls is also entitled to receive such bonus or bonuses as may be awarded to him by the Board of Directors. The Agreement requires Mr. Kolls to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of his agreement and for a period of one year thereafter. In the fiscal year ended June 30, 2002, the Company issued to Mr. Kolls 400,000 shares of fully vested Common Stock as a bonus, and authorized payment of $50,000 as reimbursement for income taxes payable due to an earlier Company bonus. Mr. Kolls was also granted, effective April 15, 2002, fully vested options to purchase up to 50,000 shares of Common Stock at $ 0.40. By an earlier agreement, Mr. Kolls was awarded 40,000 shares of Common Stock as of June 30, 2002.

      Mr. Maxwell has entered into an employment agreement with the Company which expires on June 30, 2003, and is automatically renewed from year to year thereafter unless cancelled by Mr. Maxwell or the Company. The agreement provides for an annual base salary of $120,000 per year effective April 15, 2002. Mr. Maxwell is also entitled to receive such bonus or bonuses as the Board of Directors may award to him. The Agreement requires Mr. Maxwell to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter. In the fiscal year ended June 30, 2002, the Company issued to Mr. Maxwell 260,000 shares of fully vested Common Stock as a bonus, and an additional 90,000 shares of fully vested Common Stock to replace shares sold by Mr. Maxwell to pay income taxes payable due to an earlier Company bonus.

     Mr. Lawlor has entered into an employment agreement with the Company which expires on June 30, 2003, and is automatically renewed from year to year thereafter unless cancelled by Mr. Lawlor or the Company. The agreement provides for an annual base salary of $120,000 per year effective April 15, 2002. Mr. Lawlor is also entitled to receive such bonus or bonuses as the Board of Directors may award to him. The Agreement requires Mr. Lawlor to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter. In the fiscal year ended June 30, 2002, the Company issued to Mr. Lawlor 260,000 shares of fully vested Common Stock as a bonus, and an additional 90,000 shares of fully vested Common Stock to replace shares sold by Mr. Lawlor to pay income taxes payable due to an earlier Company bonus.

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

     In April 2002, the Board of Directors granted a total of 500,000 options to purchase Common Stock at $.40 per share to outside directors of the Board, as compensation for serving the one-year term which commenced March 21, 2002. The options are fully vested and are exercisable at any time prior to April 12, 2005.

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

     In April 2002, the Company issued to Haven Brock Kolls, fully vested options to acquire up to 50,000 shares of Common Stock at $.40 per share. The options are exercisable at any time until April, 2005.

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


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

COMMON  STOCK

         The following table sets forth, as of June 30, 2002, the beneficial ownership of the Common Stock of each of the Company's directors and executive officers, as well as by the Company's directors and executive officers as a group. Except as set forth below, the Company is not aware of any beneficial owner of more than five percent of the Common Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                           Number  of  Shares
       Name  and  Address                  of  Common  Stock          Percent
       of  Beneficial  Owner               Beneficially  Owned(1)   of  Class(2)
       -------------------                ---------------------     ------------
George  R.  Jensen,  Jr.                     1,150,666  shares(3)            *
517  Legion  Road
West  Chester,  Pennsylvania  19382

Stephen  P.  Herbert                         1,031,384  shares(4)            *
536  West  Beach  Tree  Lane
Strafford,  Pennsylvania  19087

Haven  Brock  Kolls,  Jr.                      844,184  shares(5)            *
1573  Potter  Drive
Pottstown,  PA  19464

Leland  P.  Maxwell                            323,384  shares(6)            *
401  Dartmouth  Road
Bryn  Mawr,  Pennsylvania  19010

Michael  K.  Lawlor                            392,884  shares(7)            *
131  Lisa  Drive
Paoli,  PA  19301

Edwin  R.  Boynton                             386,750  shares(8)            *
104  Leighton  Drive
Bryn  Mawr,  Pennsylvania  19010

Steven  Katz                                   160,000  shares(9)            *
20  Rebel  Run  Drive
East  Brunswick,  New  Jersey  08816

Douglas  M.  Lurio                             381,713  shares(10)           *
2005  Market  Street,  Suite  2340
Philadelphia,  Pennsylvania  19103

William  W.  Sellers                           986,577  shares(11)           *
394  East  Church  Road
King  of  Prussia,  Pennsylvania  19406

William  L.  Van  Alen,  Jr.                   367,501  shares(12)           *
Cornerstone  Entertainment,  Inc.
P.O.  Box  727
Edgemont,  Pennsylvania  19028

La  Jolla  Cove  Investors, Inc.             22,708,920 shares(13)        19.31%
7817  Herschel  Avenue,  Suite  200
La  Jolla,  California  92037

David Goodman                                12,653,185                   10.76%
31 Springbrook Lane
Newark, Delaware 19711

Maytag Holdings, Inc.                        11,128,255                    9.46%
403 West Fourth Street North
Newton, Iowa 50208

PA Early Stage                                6,568,347                    5.59%
435 Devon Park Drive Bldg. 500
Wayne, PA 19087

All  Directors  and  Executive  Officers
As  a  Group  (11 persons)                    6,045,043 shares(14)         5.14%
---------
*Less  than  one  percent  (1%)

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities. Shares of Common Stock issuable upon conversion of the Preferred Stock, or shares of Common Stock issuable upon exercise of options currently exercisable, or exercisable within 60 days of June 30, 2002, are deemed to be beneficially owned for purposes hereof.

(2) On June 30, 2002 there were 66,214,188 shares of Common Stock and 529,282 shares of Series A Preferred Stock issued and outstanding. For purposes of computing the percentages under this table, it is assumed that all shares of issued and outstanding Preferred Stock have been converted into 529,282 shares of Common Stock, that all of the options to acquire Common Stock which have been issued and are fully vested as of June 30, 2002 (or within 60-days of June 30,

2002) have been converted into 5,290,485 shares of Common Stock. For purposes of computing such percentages it has also been assumed that all of the remaining Purchase Warrants have been exercised for 6,839,820 shares of Common Stock; that all of the Senior Notes have been converted into 19,172,264 shares of Common Stock; that all of the Convertible Debentures have been converted and related Warrants have been exercised into 19,038,462 shares of Common Stock; and that all of the accrued and unpaid dividends on the Preferred Stock as of June 30, 2002 have been converted, into 517,557 shares of Common Stock. Therefore, for purposes of computing the percentages under this table, there are 117,602,058 shares of Common Stock issued and outstanding.

(3) Includes 446,666 shares of Common Stock issuable upon the exercise of options, 160,000 shares issuable upon conversion of Senior Notes, and 14,000 shares of Common Stock beneficially owned by his spouse. Does not include the right granted to Mr. Jensen under his Employment Agreement to receive seven percent (7%) of the issued and outstanding Common Stock upon the occurrence of a USA Transaction (as defined herein). See "Executive Employment Agreements".

(4) Includes 263,334 shares of Common Stock issuable to Mr. Herbert upon the exercise of options, and 1,000 shares of Common Stock beneficially owned by his child.

(5) Includes 273,334 shares of Common Stock issuable to Mr. Kolls upon the exercise of options, 18,000 shares of Common Stock owned by his spouse, and 24,000 shares issuable to his spouse upon conversion of her Senior Note.

(6) Includes 103,334 shares of Common Stock issuable to Mr. Maxwell upon the exercise of options.

(7) Includes 83,334 shares of Common Stock issuable to Mr. Lawlor upon exercise of options.

(8) Includes 5,500 shares of Common Stock issuable upon conversion of the 5,500 shares of Series A Preferred Stock. Includes 160,000 vested shares of Common Stock issuable upon exercise of options, and 16,000 shares issuable upon conversion of his Senior Note. Does not include any shares of Common Stock issuable upon conversion of any accrued and unpaid dividends in the Series A Preferred Stock.

(9)  Includes  160,000 shares of Common Stock issuable upon exercise of options.

(10) Includes 42,213 shares of Common Stock held jointly with Mr. Lurio's spouse, 160,000 shares of Common Stock issuable upon exercise of options, and 99,000 shares issuable upon conversion of Senior Notes.

(11) Includes 21,245 shares of Common Stock owned by the Sellers Pension Plan of which Mr. Sellers is a trustee, 4,651 shares of Common Stock owned by Sellers Process Equipment Company of which he is a Director, and 9,929 shares of Common Stock owned by Mr. Seller's wife. Includes 175,500 shares of Common Stock issuable upon exercise of options, 100,000 shares of Common Stock issuable upon exercise of Warrants, and 56,000 shares issuable upon conversion of his Senior Notes.

(12) Includes 172,500 shares of Common Stock issuable to Mr. Van Alen upon exercise of options.

(13) Includes 3,670,458 shares of Common Stock owned by La Jolla, and 19,038,462 shares of Common Stock issuable upon conversion of Convertible Debentures and exercise of related Warrants.

(14) Includes all shares of Common Stock described in footnotes (2) through (12) above.

PREFERRED  STOCK

         The following table sets forth, as of June 30, 2002 the beneficial ownership of the Preferred Stock by the Company's directors and executive officers, as well as by the Company's directors and executive officers as a group. Except as set forth below, the Company is not aware of any beneficial owner of more than five percent of the Preferred Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Preferred Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.
                                       Number  of  Shares
Name  and  Address  of                 of  Preferred  Stock           Percent
Beneficial  Owner                      Beneficially  Owned         of  Class(l)
-------------------                   ------------------           --------

Edwin  R.  Boynton
104  Leighton  Avenue
Bryn  Mawr,  Pennsylvania  19010            5,500                      1.0%

All  Directors  and
Executive  Officers
As  a  Group  (11  persons)                 5,500                      1.0%
--------------

(1) There were 529,282 shares of Preferred Stock issued and outstanding as of June 30, 2002.



ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

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

          During the fiscal year ended June 30, 2002 and June 30, 2001, the Company paid Lurio & Associates, P.C., of which Mr. Lurio is President, professional fees of approximately $209,000 and $220,000 respectively, for legal services rendered to the Company by such law firm.

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

          In November 2001 the Company agreed to issue a bonus in January 2002 to its Executive Officers, consisting of 1,080,000 shares of Common Stock, and 1,080,000 options to purchase Common stock at $.40 per share. In January 2002 the Company issued the 1,080,000 shares. In April 2002 the Company issued 1,080,000 shares of Common Stock to its Executive Officers as a bonus in lieu of the previously granted options, and cancelled these options.

          In April 2002, the Company: 1) issued to Haven Brock Kolls, fully vested options to acquire up to 50,000 shares of Common Stock at $.40 per share. The options are exercisable at any time until April, 2005; (2) granted a total of 500,000 options to purchase Common Stock at $.40 per share to outside directors of the Board, as compensation for serving the one-year term which commenced March 21, 2002. The options are fully vested and are exercisable at any time prior to April 12, 2005; (3) authorized $80,000 each to George R. Jensen and Stephen P. Herbert and $50,000 to Haven Brock Kolls as reimbursement for taxes paid as a result of the award of a previous bonus; and (4) authorized 90,000 shares of stock each to Leland P. Maxwell and Michael Lawlor as reimbursement for taxes paid as a result of the award of a previous bonus.

                                     PART IV

ITEM  13.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K

a. Consolidated Financial Statements filed herewith at Item 7 hereof include consolidated balance sheets at June 30, 2002 and 2001 and consolidated statements of operations, shareholders' equity (deficit), and consolidated cash flows, for the years ended June 30, 2002 and 2001. All other schedules for which provision is made in regulation S-B of the Commission are not required under the related instruction or are not applicable and therefore have been omitted.

b. During the first quarter of the fiscal year ending June 30, 2002, the Company filed a Form 8-K on July 29, 2002 reporting an event under Item 2 and Item 7.

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

            4.8          Warrant  Certificate  of  Harmonic  Research,  Inc.
                         (Incorporated  by reference to Exhibit 4.8 to Form SB-2
                         Registration  Statement  No.  333-84513).

            4.9          Registration  Rights  Agreement  dated August 3, 2001 by and between the
                         Company  and  La  Jolla  Cove  Investors,  Inc.

           4.10          Securities  Purchase Agreement dated August 3, 2001 between the Company and  La  Jolla  Cove  Investors,  Inc.

           4.11          Form  of  Conversion  Warrants  to be issued by the Company to La Jolla
                         Cove  Investors,  Inc.

           4.12          $225,000  principal  amount  9  % Convertible Debenture dated August 3,
                         2001  issued by the Company to La Jolla Cove Investors,
                         Inc.

           4.13          Warrant  certificate  dated  July 11, 2001 from the Company to La Jolla
                         Cove  Investors,  Inc.

           4.14          August  2, 2001 letter from La Jolla Cove Investors, Inc. to the  Company.

           4.15          Subscription  Agreement  dated October 26, 2001 by and between the
                         Company  and  Ratner  &  Prestia, P.C. (incorporated by
                         reference  to  Exhibit  4.15  to Form SB-2 Registration
                         Statement  No.  333-72302).


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

            10.5.1 H. Brock Kolls Common Stock Options dated as of March 20, 1996 (Incorporated by reference to Exhibit 10.19 to Form SB-2 Registration Statement No.
                         33-70992).

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

            10.14        Employment  and  Non-Competition  Agreement  between  the
                         Company  and  Leland  P.  Maxwell dated February 24, 1997
                         (Incorporated  by  reference  to  Exhibit  10.39  to Form
                         SB-2  Registration  No.  33-98808).

            10.14.1      Second  Amendment  to Employment and Non-Competition
                         Agreement between the Company and Leland P. Maxwell dated February 22, 2000 (Incorporated by reference to Exhibit 10.4 to Form S-8 Registration Statement No.
                         333-34106).

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

            10.25        Separation  Agreement  between  the  Company  and  Keith  L.
                         Sterling dated April 8, 1998 (Incorporated by reference
                         to  Exhibit  10.1  to  Form 10-QSB filed May 12, 1998).

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

         10.36           Agreement  and  Plan  of Merger dated April 10, 2002, by and among the
                         Company,  USA  Acquisitions,  Inc.,  Stitch  Networks
                         Corporation, David H. Goodman, Pennsylvania Early Stage
                         Partners, L.P., and Maytag Holdings, Inc. (Incorporated
                         by  reference  to  Exhibit  2.1  to Form 10-QSB for the
                         quarter  ended  March  31,  2002).
..



                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               USA  TECHNOLOGIES,  INC.


                                     /s/ George R. Jensen, Jr.
                              By:  _______________________________
                              George  R.  Jensen,  Jr.,  Chairman
                                      and  Chief  Executive  Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                TITLE                           DATE
-----------                               -----                           ----


/s/  George  R. Jensen, Jr.    Chairman of the Board of Directors,       October   15,  2002
-------------------------      Chief  Executive  Officer
George  R.  Jensen,  Jr.       (Principal  Executive  Officer)

/s/  Leland  P. Maxwell        Vice President and Chief Financial        October   15,  2002
--------------------------    Officer  (Principal  Accounting  Officer)
Leland  P.  Maxwell

/s/  William  W. Sellers       Director                                  October   15,  2002
--------------------------
William  W.  Sellers

/s/  Stephen  P. Herbert       Director                                  October   15,  2002
--------------------------
Stephen  P.  Herbert

/s/  William  L. Van Alen, Jr. Director                                  October   15,  2002
-------------------------------------
William  L.  Van  Alen,  Jr.

/s/  Douglas  M. Lurio         Director                                  October   15,  2002
--------------------------
Douglas  M.  Lurio

                               Director                                  October   __,  2002
--------------------------
Steven  Katz

                               Director                                  October   __,  2002
--------------------------
Kenneth C. Boyle

                               Director                                  October   __,  2002
--------------------------
Edwin  R.  Boynton



                                  CERTIFICATION

I,  George  R.  Jensen,  Jr.,  certify  that:

1. I have reviewed the Registrant's Form 10-KSB annual report for the year ended June 30, 2002;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the time period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.


                                   By:      /s/ George R. Jensen, Jr.
                                            -----------------------------
                                   Name:    George  R.  Jensen,  Jr.
                                   Title:   Principal  Executive  Officer

                                  CERTIFICATION


I,  Leland  P.  Maxwell,  certify  that:

1. I have reviewed the Registrant's Form 10-KSB annual report for the year ended June 30, 2002;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the time period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.


                                   By:      /s/ Leland P. Maxwell
                                            -----------------------------
                                   Name:    Leland  P.  Maxwell
                                   Title:   Principal  Financial  Officer