Form 10QSB
period 2002-09-30
USA TECHNOLOGIES INC
filed 2002-11-19
CIK 896429

                     U.S. SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 1O-QSB

(Mark  One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended        September  30,  2002
                                  ----------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from ____________________ to _____________________

                         Commission file number 33-70992

                             USA Technologies, Inc.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)


PENNSYLVANIA                                                       23-2679963
------------                                                       ----------
(State or other jurisdiction of incorporation(I.R.S.employer Identification No.)
                    or  organization)

200  PLANT  AVENUE,  WAYNE,  PENNSYLVANIA                               19087
-----------------------------------------                               -----
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

As of November 15, 2002, there were 90,520,493 shares of Common Stock, no par value, outstanding.

                             USA TECHNOLOGIES, INC.


                                      INDEX

                                                                       PAGE  NO.

PART  I  -  Financial  Information

     ITEM  1.  Financial  Statements  (Unaudited)

     Consolidated  Balance  Sheets  -  September  30,  2002
          and  June  30,  2002                                               2

     Consolidated  Statement  of  Operations  -  Three  months  ended
          September  30,  2002 and 2001                                      3

     Consolidated  Statement  of Shareholders' Equity - September 30, 2002   4

     Consolidated  Statement  of  Cash  Flows  -  Three  months  ended
          September  30,  2002  and  2001                                    5

     Notes  to  Consolidated  Financial  Statements                          6

     ITEM  2.  Management's  Discussion  and  Analysis  of  Financial
          Condition  and  Results  of  Operations                           12

     ITEM  3.  Controls  and  Procedures                                    19

PART  II  -  Other  Information

     ITEM  2.  Changes  in  Securities                                      19

     ITEM  6.  Exhibits  and  Reports  on  Form  8-K                        20

SIGNATURES                                                                  21

CERTIFICATIONS                                                              22

                             USA Technologies, Inc.
                           Consolidated Balance Sheets

                                                              SEPTEMBER 30,     JUNE 30,
                                                                  2002            2002
                                                             -----------------------------
ASSETS:
Current assets:
Cash and cash equivalents                                    $      430,067   $    557,970
Accounts receivable, less allowance for uncollectible
 accounts of $46,500 at September 30, 2002 and $37,000
 at June 30, 2002                                                   292,769        340,293
Inventory                                                           855,844        877,814
Prepaid expenses and other current assets                           406,453        124,865
Subscriptions receivable                                                  -         35,000
                                                             ---------------  -------------
Total current assets                                              1,985,133      1,935,942

Property and equipment, net                                       1,803,812      1,932,427
Software development costs, at cost, less accumulated
 amortization of $3,287,255 at September 30, 2002 and
 $2,995,979 at June 30, 2002                                      2,038,931      2,330,207
Goodwill                                                          6,800,827      6,800,827
Intangibles, less accumulated amortization of $109,500 at
 September 30, 2002 and $36,500 at June 30, 2002                  2,810,500      2,883,500
Other assets                                                         23,561         29,117
                                                             ---------------  -------------
Total assets                                                 $   15,462,764   $ 15,912,020
                                                             ===============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable                                             $    4,134,306   $  3,081,495
Accrued expenses                                                  2,008,478      2,131,289
Deposits                                                            120,000        480,000
Current obligations under long term debt                            817,285        850,644
                                                            ---------------  -------------
Total current liabilities                                         7,080,069      6,543,428

Convertible Senior Notes, less current portion                    6,855,276      6,289,825
Long term debt, net of current portion                              619,610        762,085
Convertible debenture                                                71,167         65,543
                                                            ---------------  -------------
Total liabilities                                                14,626,122     13,660,881

Shareholders' equity:
Preferred Stock, no par value:
Authorized shares-1,800,000
Series A Convertible Preferred-Authorized shares-900,000
Issued and outstanding shares-529,282 at September 30,
 2002  and  June 30, 2002 (liquidation preference of
 10,865,353 at September 30, 2002)                                3,749,158      3,749,158
Common Stock, no par value:
Authorized shares-150,000,000
Issued and outstanding shares-76,171,652 at
 September 30, 2002 and 66,214,188 at June 30, 2002              57,603,471     55,443,750
Subscriptions receivable                                           (149,750)      (149,750)
Accumulated deficit                                             (60,366,237)   (56,792,019)
                                                             ---------------  -------------
Total shareholders' equity                                          836,642      2,251,139
                                                             ---------------  -------------
Total liabilities and shareholders' equity                   $   15,462,764   $ 15,912,020
                                                             ===============  =============

See accompanying notes.


                             USA Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                          --------------------------
                                                                              2002          2001
Revenues:
Equipment sales                                                           $   404,111   $   201,896
License and transaction fees                                                  330,334       163,851
                                                                          ------------  ------------
Total revenues                                                                734,445       365,747

Operating expenses:
Cost of sales                                                                 376,184       213,034
General and administrative                                                  1,642,378     1,131,207
Compensation                                                                  845,719       902,092
Depreciation and amortization                                                 538,360        81,821
                                                                          ------------  ------------
Total operating expenses                                                    3,402,641     2,328,154
                                                                          ------------  ------------
                                                                           (2,668,196)   (1,962,407)
Other income (expense):
Interest income                                                                 2,974         2,756
Interest expense:
Coupon or stated rate                                                        (347,752)     (166,497)
Non-cash amortization of debt discount                                       (561,244)     (278,656)
Less: amounts capitalized                                                           -       147,166
                                                                          ------------  ------------
Total interest expense                                                       (908,996)     (297,987)
                                                                          ------------  ------------
Total other income (expense)                                                 (906,022)     (295,231)
                                                                          ------------  ------------
Net loss                                                                   (3,574,218)   (2,257,638)
Cumulative preferred dividends                                               (396,962)     (413,219)
                                                                          ------------  ------------
Loss applicable to common shares                                          $(3,971,180)  $(2,670,857)
                                                                          ============  ============

Loss per common share (basic and diluted)                                 $     (0.06)  $     (0.11)
                                                                          ============  ============
Weighted average number of common shares outstanding (basic and diluted)   71,192,921    24,448,579
                                                                          ============  ============
 See accompanying notes.

                             USA Technologies, Inc.
                        Statement of Shareholders' Equity
                                   (Unaudited)

                                               SERIES A
                                             CONVERTIBLE
                                              PREFERRED           COMMON           SUBSCRIPTIONS       ACCUMULATED
                                                STOCK             STOCK             RECEIVABLE          DEFICIT            TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance,  June  30,  2002                    $  3,749,158     $   55,443,750     $    (149,750) $    (56,792,019)     $   2,251,139
Exercise  of  49,318  Common  Stock
  warrants  at  $.10  per  share                                       4,931                                                  4,931

Issuance  of  600,000  shares  of  Common
  Stock  from  the conversion of $120,000 of
  the  2002-A  12%  Senior  Notes                                    120,000                                                120,000

Issuance  of  201,226  shares  of  Common
  Stock  from  conversion  of  $21,000  of
  9-3/4%  debentures,  and  the  related
  exercise  of  Common  Stock  Warrants  to
  purchase  2,012,260  shares  of  Common
  Stock                                                              231,000                                                231,000

Issuance of 320,000 shares of Common
  Stock in exchange for professional
  Services                                                            79,307                                                79,307

Issuance of 2,000,000 shares of Common
  Stock at $0.12 per share.                                          240,000                                                240,000

Issuance  of 529,324 shares of Common
  Stock and related Warrants in lieu of
  Cash payment  for  interest  on  the  12%
  Convertible  Senior Notes                                          139,113                                                139,113

Debt discount relating to beneficial
  conversion feature on the 2002-A 12% Senior
  Notes                                                              410,247                                                410,247

Issuance  of  3,908,036 shares in connection
  with the 2002-A 12% Convertible Senior
  Notes                                                              854,288                                                854,288

Issuance  of  337,300  shares  of  Common
  Stock  in  connection  with severance
  arrangements                                                        78,075                                                78,075

Other                                                                  2,760                                                  2,760

Net  loss                                                                                             (3,574,218)       (3,574,218)
                                             --------------------------------------------------------------------------------------
Balance,  September  30,  2002               $  3,749,158      $  57,603,471     $(149,750)     $    (60,366,237)     $    836,642
                                             ======================================================================================
See  accompanying  notes.


                             USA Technologies, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                          Three months ended September 30,
                                                                          ================================

                                                                                 2002          2001
                                                                             ------------  ------------
OPERATING ACTIVITIES
Net loss                                                                     $(3,574,218)  $(2,257,638)
Adjustments to reconcile net loss to net cash used in operating activities:
   Services and compensation paid through issuance of Common
     Stock Warrants and shares of Common Stock                                   160,142             -
   Issuance of Common Stock and Warrants in lieu of cash payments for
     interest on Senior Note                                                     139,113        59,217
   Interest/amortization relating to Senior Notes and Convertible
     Debentures                                                                  513,605       278,656
   Amortization                                                                  364,276             -
   Depreciation                                                                  174,084        81,821
   Changes in operating assets and liabilities:
     Accounts receivable                                                          47,524       (65,587)
     Inventory                                                                    21,970      (185,514)
     Prepaid expenses, deposits, and other assets                                (77,588)        7,311
     Accounts payable                                                          1,052,811       257,714
     Accrued expenses                                                           (122,811)     (528,964)
                                                                             ------------  ------------
Net cash used in operating activities                                         (1,301,092)   (1,463,426)

INVESTING ACTIVITIES
Purchase of property and equipment                                               (45,468)       (4,035)
Increase in software development costs                                                 -      (778,715)
                                                                             ------------  ------------
Net cash used in investing activities                                            (45,468)     (782,750)

FINANCING ACTIVITIES
Net proceeds from issuance of Common Stock and
exercise of Common Stock warrants                                                294,931     2,263,851
Net proceeds from issuance of Senior Notes and Convertible Debentures          1,064,560       100,000
Net repayment of equipment line of credit and other                             (154,743)       (3,653)
Collection of subscriptions receivable                                            35,000        24,000
Repayment of principal on capital lease obligations                              (21,091)      (16,324)
                                                                             ------------  ------------
Net cash provided by financing activities                                      1,218,657     2,367,874
                                                                             ------------  ------------
Net (decrease) increase in cash and cash equivalents                            (127,903)      121,698
Cash and cash equivalents at beginning of period                                 557,970       817,570
                                                                             --------------------------
Cash and cash equivalents at end of period                                   $   430,067   $   939,268
                                                                             ============  ============
Supplemental disclosures of cash flow information:
     Conversion of Convertible Preferred Stock to Common Stock               $         -   $    30,621
                                                                             ============  ============
     Conversion of Convertible Preferred Dividends to Common Stock           $         -   $    38,920
                                                                             ============  ============
     Conversion of Senior Notes to Common Stock                              $   120,000   $   472,500
                                                                             ============  ============
     Cash paid for interest                                                  $   347,752   $   166,497
                                                                             ============  ============
     Subscriptions receivable                                                $         -   $   125,000
                                                                             ============  ============
     Beneficial conversion feature related to Senior Notes                   $   410,247   $         -
                                                                             ============  ============
     Prepaid stock expense through Issuance of Common Stock                  $   204,000   $         -
                                                                             ============  ============
     Transfer of deposits to debt and equity                                 $   360,000   $         -
                                                                             ============  ============
     Issuance of common shares in connection with Senor Note offering        $   854,288   $         -
                                                                             ============  ============
See accompanying notes.


                              USA TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.     BUSINESS
       --------

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

     At September 30, 2002, the Company had a total of 1,681 terminals shipped and installed at various hotels, libraries, vending machines, airports, theme parks, retail locations and business/ industry locations located throughout the United States and Canada.

2.     ACCOUNTING  POLICIES
       --------------------

     INTERIM  FINANCIAL  INFORMATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary have been included. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002.

     USE  OF  ESTIMATES

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

     GOODWILL  AND  INTANGIBLE  ASSETS

     Goodwill represents the excess of cost over fair value of the net assets acquired from Stitch in May 2002. Intangible assets include patents and trademarks acquired in the Stitch acquisition. Amortization of these intangibles is computed on the straight-line basis over 10 years.

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

     SOFTWARE  DEVELOPMENT  COSTS

     The Company capitalizes software development costs after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility were expensed as incurred. During May 2000, the Company reached technological feasibility for the development of the e-Port product and related network and, accordingly, the Company commenced capitalization of software development costs related to this product. Amortization of software development costs commenced when the product became available for general release to customers, in April 2002. Amortization of software development costs is calculated as the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product. The Company reviews the unamortized software development costs at each balance sheet date and, if necessary, writes down the balance to net realizable value if the unamortized costs exceed the net realizable value of the asset.

     During the fourth quarter of fiscal 2002, the e-Port product and related network became available for general release to the Company's customers. Management performed an evaluation of the commercial success and preliminary market acceptance of the e-Port product and network pursuant to SFAS 121 during the fourth quarter of fiscal 2002. As a result the Company wrote down $2,663,000 of software development costs related to the e-Port and the related network. The unamortized balanced after the impairment charge is being amortized over an estimated useful life of two years. Amortization expense during the quarter ended September 30, 2002 was $291,276.

     NEW  ACCOUNTING  PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. As Statement 142 is effective for fiscal years beginning after December 15, 2001, the Company adopted the Statement on July 1, 2002. Although the Company did not adopt Statement 142 until fiscal year 2003, the non-amortization provisions of Statement 142 for combinations initiated after June 30, 2001 were applicable for the Company effective July 1, 2001.

     Under Statement 142 the Company will test goodwill for impairment during fiscal year 2003 using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2002 in the second quarter of fiscal year 2003. If the first test indicates a potential impairment, the second phase will be completed to calculate any actual impairment. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the second quarter of fiscal year 2003. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.


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


3.     FINANCING  ACTIVITIES
       ---------------------

     In June 2002, the Company commenced a private placement offering (the "2002-A" offering) of up to $4,000,000 of Convertible Senior Notes (increased in October 2002 to $4,300,000). The offering consists of up to 430 units at $10,000. Each note is convertible into Common Shares at $.20 per share and is due in December 2005. Each noteholder was initially to receive 20,000 Common Stock warrants for each unit purchased. Subsequent to June 30, 2002, the offering was amended to replace the warrants with 20,000 shares of Common Stock for each unit. Through September 30, 2002 $1,954,018 of Senior Notes were subscribed for ($1,760,785 in cash and $193,233 for services) and a total of 3,908,036 shares were issued to these noteholders. The offering is exempt from the registration requirements of the Act pursuant to Section 4(2) and Rule 506 thereunder and is being offered and sold only to accredited investors. The Company has agreed to prepare and file at its expense a registration statement covering the resale of the shares of Common Stock. The offering terminated October 31, 2002 with total subscriptions of $4,284,000. The Company's Chief Executive Officer and the Company's President have each subscribed for $100,000 into this offering, as compensation for services rendered and to be rendered.

During August 2001, the Company issued to an investment company a $225,000 Convertible Debenture bearing 9-3/4 percent interest with a maturity date of August 2, 2003. On June 18, 2002, the debenture was increased by $100,000, the maturity date extended to August 2004, and the conversion rate was lowered. Interest is payable by the Company monthly in arrears. The Debenture is convertible at the lower of $1.00 per share or 80% (amended to 72%) of the lowest closing bid price of the Common Stock during the 20 days preceding exercise. The investment company is limited to no more than 5% of the investment that is convertible during any month, on a cumulative basis. If on the date of conversion the closing bid price of the shares is $.40 or below, the Company shall have the right to prepay the portion being converted at 150% of the principal amount being converted. In such event, the investment company shall have the right to withdraw its conversion notice. At the time of conversion of the Debenture, the Company has agreed to issue to the investment company warrants to purchase an amount of Common Stock equal to ten times the number of shares actually issued upon conversion of the Debenture. The warrants are exercisable at any time for two years following issuance and at the related conversion price of the Debenture. The Company has filed at its expense a registration statement covering the resale of the shares of Common Stock underlying the Debenture as well as the related warrants issuable upon conversion of the Debenture. At September 30, 2002, $222,000 of Convertible Debentures were outstanding. During the quarter ended September 30, 2002, the investment company converted $21,000 of the debenture resulting in the issuance of 201,226 shares of common stock, and exercised related warrants for 2,012,260 shares. Funds for the conversion of the debentures and the exercise of warrants were $50,000 in cash received this quarter and $160,000 of funds previously paid, which had been reflected as a deposit as of June 30, 2002. Subsequent to September 30, 2002 and through November 15, 2002, the investment company converted an additional $17,500 of Debentures into 170,188 shares of Common Stock and exercised Warrants to purchase 1,701,880 shares of Common Stock.

     In September 2002, the Company sold to an investor 2,000,000 shares at $0.12 per share, receiving $240,000 in net proceeds. (Note 6)

4.  LONG-TERM  DEBT

     At September 30, 2002 the Company has a $1.5 million bank facility available (the Facility) to fund the purchase of vending machines placed at locations where Kodak film products are sold. Borrowings are made from time to time under the Facility, with repayment schedules set at the time of each borrowing, including equal monthly payments over 36 months and an interest rate based upon 495 basis points over the three year U.S. Treasury Notes. The Company has granted the bank a security interest in the film products vending machines. Repayment of principal is also insured by a Surety Bond issued by a third-party insurer in exchange for an initial fee paid by the Company. At September 30, 2002, $1,168,465 is outstanding under this Facility.

     The Company also has outstanding working capital loans, of which $221,000 is outstanding at September 30,2002 and bears interest at 6.75%. Subsequent to June 30, 2002, the Company has made payments to the bank on these loans. On July 26, 2002, August 29, 2002, September 27, 2002 and October 31, 2002 the bank agreed to extend the due date of these notes until September 1, 2002, October 1, 2002, November 1, 2002, and December 1, 2002, respectively under several forebearance agreements. In connection with these extensions, the Company paid $3,000 of fees to the bank.

5.         STOCK  OPTIONS,  WARRANTS,  AND  STOCK
           --------------------------------------

     As of September 30, 2002, there were 5,290,485 options outstanding to purchase Common Stock at exercise prices ranging from $0.50 to $5.00 per share, of which 5,170,487 were vested; and there were 7,299,826 fully vested warrants to purchase Common Stock at exercise prices ranging from $0.10 to $4.00 per share.

     In October 2002, the Company issued to a Director of the Company 50,000 shares in lieu of the 100,000 options granted to the Director in April 2002. Such shares were issued at the fair value of the Common Stock on the grant date. The 100,000 options were cancelled in October.


6.   SUBSEQUENT  EVENTS
     ------------------

     On October 28, 2002 at a special meeting of shareholders, the Company's shareholders approved an increase in the number of authorized shares of the Company's Common Stock from 150,000,000 to 200,000,000 and approved an increase in the size of the Board of Directors from ten to eleven members.

     During October 2002, the Company granted to the same investor who purchased 2,000,000 shares in September 2002, a total of 2,000,000 warrants to purchase the Company's Common Stock at $0.10 per share through November 30, 2002. If all 2,000,000 warrants are exercised, the investor has been granted another warrant to purchase 2,000,000 shares of Common Stock at $0.10 per share through March 31, 2003.

     In October 2002, the Company sold to an investor 1,500,000 shares of Restricted Common Stock for gross proceeds of $150,000 and granted common stock warrants to purchase up to 750,000 shares at $.10 per share at any time for a five year period. Within seven days following the effectiveness of the registration statement covering these shares, the Company has agreed to sell to the investor an additional 1,500,000 shares at $.10 per share and grant common stock warrants to purchase up to 750,000 shares at $.10 per share at any time for a five year period.

     In October 2002, the Company sold to an investor 3,571,429 shares at $.07 per share and issued the following common stock warrants: (1) warrants to purchase up to 7,142,858 shares at $0.07 at any time for a five year period; and (2) warrants to purchase up to 7,142,858 shares at $0.07 per share and

5,000,000  shares  at  $0.10  per  share,  exercisable  over  a one year period.

     In October 2002, the Company granted to the holders of all the 12% Senior Notes common stock warrants to purchase that number of shares equal to 75% of the dollar amount of the notes held by such holder. The total number of warrants is 10,360,025. They are exercisable at any time prior to November 30, 2002. If the holder exercises all of such holder's warrants, the holder shall receive another identical warrant exercisable at any time prior to March 31, 2003. The offer and sale of the shares was exempt from registration under Section 4(2) of the Act.

     In October 2002, the Company approved the issuance to the Chief Executive Officer and President of the Company $100,000 each of the senior note offering for future services to be rendered to the Company. Pursuant thereto, each of them received a $100,000 senior note and 200,000 shares of common stock. In October 2002, the Company approved the issuance of $100,000 of the senior note offering to an employee for services rendered.

     In October 2002, the Company agreed to issue 400,000 shares to one of its law firms. Such shares are intended to resolve certain outstanding obligations to this firm. We have agreed to register these shares for resale under the Act at our cost and expense.

     In November 2002, the Company issued an aggregate of 1,480,000 shares to employees and consultants for services to be rendered. The shares were valued at $.125 per share which was the fair value of such shares on the grant date. The offer and sale of the shares was exempt from registration under Section 4(2) of the Act.

     In November 2002, the Company issued an aggregate of 690,000 shares to 4 accredited investors at $.10 per share for an aggregate of $69,000. The offer and sale of the shares was exempt from registration under Section 4(2) of the Act.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL  ACCOUNTING  POLICIES

GENERAL

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

     During the fourth quarter of fiscal 2002, the e-Port product and related network became available for general release to the Company's customers. Management performed an evaluation of the commercial success and preliminary market acceptance of the e-Port product and network pursuant to SFAS 121 during the fourth quarter. As a result the Company wrote down to fair value $2,663,000 of software development costs related to the e-Port and the related network. The unamortized balanced is being amortized over an estimated useful life of two years. Amortization expense during the quarter ended September 30, 2002 was $291,276.


FORWARD  LOOKING  STATEMENTS

     This Form 10-QSB contains certain forward looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," "expects," "anticipates," or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company's actual results to differ materially from those projected, include, for example
(i) the ability of the Company to generate sufficient sales to generate operating profits, or to sell products at a profit, (ii) the ability of the Company to raise funds in the future through sales of securities, including but not limited to the exercise of outstanding options and warrants, (iii) whether the Company is able to enter into binding agreements with third parties to assist in product or network development, (iv) the ability of the Company to commercialize its developmental products including the e-Port , or if actually commercialized, to obtain commercial acceptance thereof, (v) the ability of the

Company to compete with its competitors to obtain market share, (vi) the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations, (vii) the ability to collect its subscriptions receivable, or (viii) the ability to locate and acquire suitable acquisition opportunities, and if acquired, the ability of any such businesses to generate operating profits. Although the Company believes that the forward looking statements contained herein are reasonable, it can give no assurance that the Company's expectations will be met.

RESULTS  OF  OPERATIONS

     The fiscal quarter ended September 30, 2002 resulted in a net loss of $3,574,218 compared to a net loss of $2,257,638 for the fiscal quarter ended September 30, 2001. Losses are projected to continue until sufficient revenue is generated from equipment sales and licensing fees from the Company's proprietary technology.

     Revenues were $734,445 compared to $365,747 from the previous year's fiscal quarter. This $368,698 or 101% increase was due to the inclusion of Stitch
Networks revenues for the Kodak vending program during the first quarter of fiscal 2003. Such revenues did not exist in the first quarter of the prior year, as the Stitch acquisition occurred in the fourth quarter of fiscal 2002. The increase of $202,215 in equipment sales was primarily due to the addition Stitch Networks revenues. License and transaction fees increased $166,483 as a result of the increased install base. Revenue is still well below the level required for the Company to be profitable.

     Cost of sales for the period included labor and equipment of $376,184, an increase of $163,150 or 77% compared to the same period during the prior year. This increase was directly attributable to the increase in revenues.

     General and administrative expenses of $1,642,378 increased by $511,171 or 45% from the same quarter last year. The increase was due principally due to increases in product development expense of $618,603, telephone expense of $195,267 and legal expense of $79,038. These increases were partially offset by a decrease in public relations of $217,804 and consulting fees of $124,629.

     Compensation expense of $845,719 decreased by $56,373 or 6%. This decrease was primarily due to a decrease in non-cash compensation.

     The interest expense increase of $611,009 was primarily due to the increases in non-cash amortization of the debt discount and beneficial conversion features relating to the senior notes and convertible debentures, as well as an increase in cash interest expense due to the addition of the 2001-D and 2002-A Senior Notes. Depreciation and amortization expense increased by $456,539, largely due to an increase of $291,276 in amortization of software development costs and $73,000 of amortization relating to intangibles. The remaining increase is due to the higher depreciable asset levels due to assets acquired from Stitch.

     Of the total of $4,311,637 of operating and other expenses for the quarter, $1,361,345 were non-cash expenses, including consulting, promotions, employee compensation, depreciation, amortization, non-cash interest and the issuance of common stock in lieu of interest.

PLAN  OF  OPERATIONS

          The Company has focused on presenting the multiple capabilities of the e-Port by developing several product lines of e-Port and by the acquisition of Stitch Networks. The "audit plus cashless" version contains all the functionality for multiple forms of cashless payment processing including credit card processing, control and data management, plus the added ability to audit vending product usage and vending machine status. Through September 30, 2002, over 625 units have been sold to distributors, soft drink bottlers and operators. Additional in-house work continues, to enable the e-Port to be compatible with the largest feasible portion of the installed base of 8 million vending machines in the United States, many of which have slightly different connectivity requirements. With the acquisition of Stitch Networks, the Company acquired a wireless "audit plus cashless" product line and is pursuing and securing customers for that product.

          An enhanced version of e-Port offers capability for internet and wireless connectivity, in addition to the capabilities of the "audit plus cashless" version. For this product, the Company is working with RadiSys, a contract manufacturer providing value added design, development, fulfillment and product warranty services.

          Concurrent with the above developments to the e-Port product line, IBM is working with the Company to enhance the existing network, which is designed to support transaction processing, advertising and e-commerce on a worldwide basis with enhanced security features. Expenditures have been made to recode our existing system in an Internet capable or TCPIP protocol and to use a more appropriate operating system. In September 2002, the Company signed an Agreement with IBM to host its network at a remote location which is secure and equipped with 24 / 7 backup protection. The Company believes that the security and professionalism of the hosting arrangement will be a significant factor in assuring customers of the reliability of the financial and data management services which the Company is providing. In addition, the Company and IBM signed an Agreement which establishes the basis for a strategic alliance. We are combining products and capabilities to target sales to the intelligent vending, retail point of sale, and networked home applications markets. Customers have been identified, and trade shows have been attended.

     In the vending industry, the e-Port is being purchased by soft drink bottlers and independent vending operators throughout the USA and Canada. On the soft drink bottler side, heavy effort is being put into securing initial distribution agreements with the top ten Coke and Pepsi bottlers. At a corporate level, the Dr Pepper / 7-Up Company announced in October 2002 at the Dr Pepper National Bottling meeting that it has selected USA Technologies to make available its cashless payment services in its vending machines throughout the United States. Dr Pepper will offer our e-Port not only to its own bottlers, but also to Coca-Cola and Pepsi bottlers that distribute Dr Pepper products. The Dr Pepper Company has completed its first implementation of e-Port with The Pepsi Cola Bottler of Central Virginia, with numerous vending machines using e-Port and a Sprint-enabled wireless solution.

     Three of the premier national independent vending operators, Compass, ARAMARK and Sodexho, have already installed e-Port in various locations, with plans for additional purchases based on the success of the initial e-Ports. One major vending operator, International Vending Management, has signed a contract with the Company.

     In March 2002, the Company signed an agreement with MEI (Mars Electronics), a world leader in the manufacturing and supplier of electronic coin mechanisms and dollar bill acceptors to the vending industry. MEI has agreed to sell and distribute an MEI branded cashless payment system to be developed by the Company, as part of its portfolio of vending solutions, which would include a comprehensive suite of cashless payment services and vending software management tools. The Company has performed its developmental work, and the combined offering was introduced at the fall NAMA in October (the primary annual vending trade show) with commercial availability planned for early 2003. By contract, MEI has committed to buy a minimum of 10,000 units of the USA product over the course of 24 month agreement, or pay the Company $4.00 per unit for any shortfall from 10,000 units. In addition, all MEI payment systems in the field would have the option to connect to the Company's network and produce recurring revenues.

     The Stitch Kodak program continues to install machines, with 335 units installed as of September 30, 2002, including high profile locations like Yankee Stadium, Time Square and Six Flags Amusement Parks. New Kodak machines are being installed weekly. They provide recurring revenues to the Company from service fees as well as sales of disposable cameras and film.

     The Company continues to work with the top vending machine manufacturers, including Automatic Products, AMS, U-Select-It, Crane Merchandising Systems, FastCorp and Dixie-Narco, in order to incorporate our e-Port technology into vending machines at the factory (OEM); and with authorized resellers, including Betson Enterprises, HA Franz, Brady Distributing and Weymouth Distributing.

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

     In the hospitality industry, Business Express continues to be one of the premier solutions for automated business centers. The Company has relationships with two of the most recognized global hotel chains, Marriott and Hilton Hotels. The addition of e-Port technology for vending machines located in hotels now offers a "one-stop shopping" experience to hotels which also have or are considering purchasing a USA business center. The Company has developed an e-Port application using hotel room keys in vending machines, with the purchase being added to their hotel bill. Forty vending machines are now operating successfully with such technology at the 1,400 room Gaylord Palms Resort & Convention Center in Orlando, Florida.

     In laundry, American Sales Inc. (ASI) signed a five year agreement to purchase units of Stitch's e-Suds laundry solution for their university locations in the Midwest, with initial installations to begin in December 2002.The agreement provides that if ASI purchases at least 9,000 units over the contract period, then ASI shall have exclusive rights to the units in Ohio, Kentucky, Indiana, Michigan and Marshall University. The Company has additionally begun working with two of the premier laundry operators, Web Services and the MacGray Company. These two companies have already implemented the e-Port solution, with discussions underway to implement the e-Suds solution.

     The Company continues to work with IBM, including a recent installation of its wireless (802.11) e-Port in a prominent hotel vending machine.

     As of September 30, 2002, the Company had a total of 1,681 credit card terminals installed in the field as follows: Hospitality related (consisting of Business Express , MBE Business Express , Business Express Limited Service
(LSS), and other) 1,171; e-Port Vending related 175; and Cash Free 200 (Kodak) 335.

     The Company is marketing its products through its full-time sales staff consisting of five salespeople, approximately 13 authorized resellers, and office equipment and vending OEMs, either directly to customer locations or to management companies servicing these locations.

     During October 2002, the Company demonstrated capabilities of its e-Port and the network to the vending industry at Fall NAMA, the vending industry's semi-annual trade show event. Capabilities include mobile commerce technology permitting access to vending machines through customer cell phones; proprietary wireless technology allowing for low cost, highly reliable connectivity via existing customer telephone connections; and ability for customers to manage their own e-Port locations and access vending machine data and transaction data on the web. The e-Port was demonstrated in the booths of several different vending machine manufacturers. From the inception of shipments of e-Port to date, the Company has delivered e-Ports to or taken orders from over 70 separate customers, many of them on behalf of very large corporations with well-known brand names, including several Fortune 500 companies.

     The Company is negotiating to become a 50% owner in CineMachine, Inc., a newly formed Delaware corporation. CineMachine, Inc. would be an entertainment marketing company selling DVDs, CDs, and video games through a specially designed vending machine known as CineMachine . The CineMachine would be equipped with a screen and speakers to preview movie trailers, commercials and music selections of the items for sale in the CineMachine , and promotional posters for advertising placement. The CineMachine would use the Company's e-Port for cashless transactions, and allow for multiple purchases, sales and inventory tracking, and printing a receipt. Sales opportunities are currently being explored in movie theatres, universities, fitness centers and retail locations.

     In November 2002, the e-Port was introduced to Japan at VENDEX Japan 2002, a major vending exposition in Tokyo. Altech Co. Ltd., a major distributor of information technology products to the Japanese market, showcased the e-Port . The Company and its partners plan to collaborate to support the implementation of e-Port systems in Japan. Vending machines are more prevalent in Japan than the United States on a per capita basis, which makes the market attractive. In addition, since cell phone use is widespread in Japan, the ability of the e-Port to support this form of wireless purchase is critical.

     Technology Partners (Holdings) LLC, an investment banker, has been retained by the Company to help it plan and execute the growth of the Company. We are working to acquire complementary technology, products, services and customers.

LIQUIDITY  AND  CAPITAL  RESOURCES

     For the three months ended September 30, 2002, there was a net decrease in cash of $127,903. This was attributable to $1,301,092 of cash used in operating activities, $45,468 of cash used for investing activities, offset by cash provided by financing activities of $1,218,657 primarily from the 2002-A Senior Note offering and the issuance of Common Stock. The cash used in operating activities consisted of the operating loss of $3,574,218, partially offset by $1,052,811 increase in accounts payable, and $513,605 of non cash amortization of debt discount. As of September 30, 2002, total cash on hand was $430,067 and the working capital deficit was $5,094,936.

     In June 2002, the Company commenced a private placement offering (the "2002-A" offering) of up to $4,000,000 of Convertible Senior Notes (increased in October 2002 to $4,300,000). The offering consists of up to 430 units at $10,000, convertible into Common Shares at $.20 per share. Each noteholder initially was to receive 20,000 Common Stock warrants for each unit purchased. Subsequent to June 30, 2002, the offering was amended to replace the warrants with 20,000 shares of Common Stock for each unit. The Notes mature in December 2005. Through September 30, 2002 $1,954,018 of Senior Notes were subscribed for ($1,760,785 in cash and $193,233 for services) and a total of 3,908,036 shares were issued to these Senior noteholders. The offering is exempt from the registration requirements of the Act pursuant to Section 4(2) and Rule 506 thereunder and is being offered and sold only to accredited investors. The Company has agreed to prepare and file at its expense a registration statement covering the resale of the shares of Common Stock. The offering terminated October 31, 2002 with total subscriptions of $4,284,000. The Company's Chief Executive Officer and the Company's President have each subscribed for $100,000 into this offering, as compensation for services rendered and to be rendered.

     During the remainder of fiscal 2003, the Company anticipates expensing additional expenditures of approximately $0.5 - $1.0 million for enhancements to its network.

     At September 30, 2002 the Company has a $1.5 million bank facility available (the Facility) to fund the purchase of vending machines placed at locations where Kodak film products are sold. Borrowings are made from time to time under the Facility, with repayment schedules set at the time of each borrowing, including equal monthly payments over 36 months and an interest rate based upon 495 basis points over the three year U.S. Treasury Notes. The Company has granted the bank a security interest in the film products vending machines. Repayment of principal is also insured by a Surety Bond issued by a third-party insurer in exchange for an initial fee paid by the Company. At September 30, 2002, $1,168,465 is outstanding under this Facility.

     At September 30, 2002, $221,000 of working capital loans originally due on July 8, 2002, and bearing interest at 6.75%, are outstanding. On July 26, 2002, August 29, 2002, September 27, 2002 and October 31, 2002, the bank agreed to extend the due date of these notes until September 1, 2002, October 1, 2002, November 1, 2002 and December 1, 2002, respectively. In connection with these extensions, the Company paid $3,000 of fees to the bank.

     The Company's ability to meet its obligations is currently dependent upon its ability to raise capital, which may not be readily available, until the Company's products are purchased in sufficient quantities in the marketplace to generate sufficient operating revenues. These factors raise doubt about the Company's ability to continue as a going concern. The Company believes that proceeds from the sale of additional debt or equity securities, the potential exercise of outstanding warrants and options, future equity or debt offerings, and revenues from its business, would be sufficient to fund operations and investing activities until at least through the end of the fiscal year. However, there can be no assurance that any such additional sales of securities could be made by the Company, the Company's products will be purchased in sufficient quantities in the marketplace to generate the required revenues. Under such circumstances, the Company may cease to be a going concern or may have to reduce its operations.

ITEM  3.  CONTROLS  AND  PROCEDURES

(a)     Evaluation  of  disclosure  controls  and  procedures.

     The principal executive officer and principal financial officer have evaluated the disclosure controls and procedures as of the date within 90 days prior to the filing date of this report. Based on this evaluation, they conclude that the disclosure controls and procedures effectively ensure that the information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)     Changes  in  internal  controls.

     There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation of the internal controls, including any corrective action with regard to significant deficiencies or material weaknesses.


PART  II  -  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

     In June 2002, the Company commenced a private placement offering (the "2002-A" offering) of up to $4,000,000 of Convertible Senior Notes (increased in October 2002 to $4,300,000). The offering consists of up to 430 units at $10,000, convertible into Common Shares at $.20 per share. Each noteholder initially was to receive 20,000 Common Stock warrants for each unit purchased. Subsequent to June 30, 2002, the offering was amended to replace the warrants with 20,000 shares of Common Stock for each unit. Through September 30, 2002 $1,954,018 of Senior Notes were subscribed for ($1,760,785 in cash and $193,233 for services) and a total of 3,908,036 shares were issued to these Senior noteholders. The offering is exempt from the registration requirements of the Act pursuant to Section 4(2) and Rule 506 thereunder and is being offered and sold only to accredited investors. The Company has agreed to prepare and file at its expense a registration statement covering the resale of the shares of Common Stock. The offering terminated October 31, 2002 with total subscriptions of $4,284,000.

     During August 2001, the Company issued to La Jolla Cove Investors, Inc. a $225,000 Convertible Debenture bearing 9-3/4 percent interest with a maturity date of August 2, 2003. On June 18, 2002, the Debenture was increased by $100,000, the maturity date extended to August 2004, and the conversion rate was lowered. Interest is payable by the Company monthly in arrears. The Debenture is convertible at the lower of $1.00 per share or 80% (amended to 72%) of the lowest closing bid price of the Common Stock during the 20 days preceding exercise. The investment company is limited to no more than 5% of the investment that is convertible during any month, on a cumulative basis. If on the date of conversion the closing bid price of the shares is $.40 or below, the Company shall have the right to prepay the portion being converted at 150% of the principal amount being converted. In such event, the investment company shall have the right to withdraw its conversion notice. At the time of conversion of the Debenture, the Company has agreed to issue to the investment company warrants to purchase an amount of Common Stock equal to ten times the number of shares actually issued upon conversion of the Debenture. The warrants are exercisable at any time for two years following issuance and at the related conversion price of the Debenture. The Company has filed at its expense a registration statement covering the resale of the shares of Common Stock underlying the Debenture as well as the related warrants issuable upon conversion of the Debenture. At September 30, 2002, there were $222,000 Convertible Debentures outstanding with a due date of August 2, 2004. During the quarter ended September 30, 2002, the investment company converted $21,000 of the debenture resulting in the issuance of 201,226 shares of common stock, and exercised related warrants for 2,012,260 shares. Funds for the conversion of the debentures and the exercise of warrants were $50,000 in cash received this quarter and $160,000 of funds previously paid, which had been reflected as a deposit as of June 30, 2002. Subsequent to September 30, 2002 and through November 15, 2002, the investment company converted an additional $17,500 of Debentures into 170,188 shares of Common Stock and exercised Warrants to purchase 1,701,880 shares of Common Stock.

     During the quarter, 529,324 shares of Common Stock were issued to certain holders of 12% Senior Notes due December 31, 2003, December 31, 2004, and December 31, 2005 in lieu of cash payment, for interest earned on the Notes during the quarter ended September 30, 2002. Such Note holders elected to receive Common Stock at the rate of one share per $0.20 of interest earned. Such Note holders also are entitled to receive 529,324 warrants to purchase Common Stock as part of their election to receive stock in lieu of interest. Such shares of Common Stock were issued pursuant to the exemption from registration set forth in Section 3(a)(9) of the Act. The Company, at its cost and expense, has registered these shares under the Act for resale by the holder.

     During the quarter, 337,300 shares of Common Stock were issued to former employees of Stitch and the Company as severance. The offer and sale of the shares was exempt from registration under Section 4(2) of the Act. The Company agreed at its cost and expense to register these shares for resale by the holder under the Act.

     In September 2002, the Company sold to an investor 2,000,000 shares at $0.12 per share, receiving $240,000 in proceeds. Such shares of Common Stock were issued pursuant to the exemption from registration set fort in Section 4(2) of the Act and Regulation D. The Company, at its cost and expense, has agreed to register these shares under the Act for resale by the holder.

During the quarter, holders of common stock purchase warrants were issued an aggregate of 49,318 shares of Common Stock purchased at the exercise price of $.10 per share for an aggregate of $4,931. The offer and sale of the shares was exempt from registration under Section 4(2) of the Act. The Company agreed at its cost and expense to register these shares for resale by the holder under the Act.

During the quarter, the Company issued to two consultants (Diligent Finance Ltd. and Technology Partners (Holdings) LLC), an aggregate of 320,000 shares of Common Stock at $.20 per share at any time prior to December 31, 2004 for services. Of these shares, 40,000 were issued at $.21 per share, 80,000 were issued at $.19 per share and 200,000 at $.199 per share. The shares were issued at the fair value on the date of grant. The offer and sale of the shares was exempt from registration under Section 4(2) of the Act. The Company agreed at its cost and expense to register these shares for resale by the holder under the Act.

During the quarter, the Company issued an aggregate of 600,000 shares at $.20 per share in connection with the conversion of $120,000 of the 12% Convertible Senior Notes due December 31, 2005. The offer and sale of these shares were issued pursuant to the exception from registration set forth in Section 4(2) of the Act. The Company has agreed to register these shares for resale under the Act at its cost and expense.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits.
          99.1 Certifications Pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certifications Pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports  on  Form  8-K.
          On July 29, 2002, the Company filed a Form 8-K to report information under Items 2 and 7 thereof relating to the acquisition of Stitch Networks Corporation.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          USA  TECHNOLOGIES,  INC.

Date:  November  19,  2002    / s / George R.Jensen, Jr.
                              ----------------------------
                              Chairman,Chief Executive Officer


Date:  November  19,  2002    / s / Leland P. Maxwell
                              ----------------------------
                              Senior Vice President,
                              Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                             (18 U.S.C. SECTION 1350)

 I, George R. Jensen, Jr., Chief Executive Officer of the registrant, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of USA Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:  November  19,  2002     /s/  George  R.  Jensen,  Jr.
      -----------------         -------------------------
                                George  R. Jensen, Jr.,Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                             (18 U.S.C. SECTION 1350)

 I,  Leland P. Maxwell, Chief Financial Officer of the registrant, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of USA Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:  November  19,  2002    /s/Leland  P.  Maxwell
      -----------------        ----------------------
                               Leland  P.  Maxwell, Chief  Financial  Officer