Form 10QSB
period 2002-12-31
USA TECHNOLOGIES INC
filed 2003-02-19
CIK 896429

                     U.S. SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 1O-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 2002
                              ---------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

                         Commission file number 33-70992

                             USA Technologies, Inc.
        (Exact name of small business issuer as specified in its charter)


Pennsylvania                                                     23-2679963
------------                                                    -----------
(State or other jurisdiction of incorporation  (I.R.S. employer Identification
                   or organization)                                       No.)


200 Plant Avenue, Wayne, Pennsylvania                                19087
-------------------------------------                                -----
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, area code first.                (610)-989-0340
                                                             ------------------


Check whether the Registrant has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.          Yes X   No
                     ---     ---

As of February 12, 2003, there were 101,007,697 shares of Common Stock, no par value, outstanding.

                             USA TECHNOLOGIES, INC.


                                      INDEX

                                                                      PAGE  NO.

Part I - Financial Information

     Item 1. Financial Statements (Unaudited)

     Consolidated Balance Sheets - December 31, 2002
         and June 30, 2002                                                  2

     Consolidated Statement of Operations - Three and six months ended
         December 31, 2002 and 2001                                         3

     Consolidated Statement of Shareholders' Equity - December 31, 2002     4

     Consolidated Statement of Cash Flows - Six months ended
         December 31, 2002 and 2001                                         5

     Notes to Consolidated Financial Statements                             6

     Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                12

     Item 3.  Controls and Procedures                                       18

Part II - Other Information

     Item 2.  Changes in Securities                                         19

     Item 6.  Exhibits and Reports on Form 8-K                              20

     Signatures                                                             21

     Certifications                                                         22

                             USA Technologies, Inc.
                           Consolidated Balance Sheets


                                                                             Unaudited
                                                                           December 31,            June 30,
                                                                                   2002                2002
                                                                     ---------------------------------------
Assets:
Current assets:
   Cash and cash equivalents                                         $         517,809   $        557,970
   Accounts receivable, less allowance for uncollectible accounts
     of $55,555 at December 31, 2002 and $37,000 at June 30, 2002              422,604            340,293
   Inventory                                                                   742,615            877,814
   Prepaid expenses and other current assets                                 1,749,515            124,865
   Subscriptions receivable                                                    276,000             35,000
                                                                     ---------------------------------------
Total current assets                                                         3,708,543          1,935,942

Property and equipment, net                                                  1,676,248          1,932,427
Software development costs, at cost, less accumulated amortization of $3,578,531 at December 31, 2002 and $2,995,979 at June 30,
   2002                                                                      1,747,655          2,330,207
Goodwill                                                                     6,800,827          6,800,827
Intangibles, less accumulated amortization of $182,500 at December
   31, 2002 and $36,500 at June 30, 2002                                     2,737,500          2,883,500
Other assets                                                                    19,257             29,117
                                                                     ---------------------------------------
Total assets                                                         $      16,690,030  $      15,912,020
                                                                     =======================================

Liabilities and shareholders' equity:
Current liabilities:
   Accounts payable                                                  $      4,088,023    $      3,081,495
   Accrued expenses                                                          2,156,471          2,131,289
   Deposits                                                                    120,000            480,000
   Current obligations under long term debt                                    789,373            850,644
   Convertible Senior Notes, current portion                                 4,533,803                  -
                                                                     ---------------------------------------
Total current liabilities                                                   11,687,670          6,543,428

Convertible Senior Notes, less current portion                               3,536,672          6,289,825
Long term debt, net of current portion                                         477,008            762,085
Convertible debenture                                                           72,530             65,543
                                                                     ---------------------------------------
Total liabilities                                                           15,773,880         13,660,881

Shareholders' equity:
   Preferred Stock, no par value:
     Authorized shares--1,800,000
     Series A Convertible Preferred--Authorized shares - 900,000 Issued and outstanding shares- 529,132 at December 31, 2002
       and 529,282 at June 30, 2002 (liquidation preference of
       $10,862,283 at December 31, 2002)                                     3,748,096          3,749,158
   Common Stock, no par value:
     Authorized shares--200,000,000 at December 31, 2002 and
       150,000,000 at June 30, 2002
     Issued and outstanding shares--99,096,167 at December 31, 2002
       and 66,214,188 at June 30, 2002                                      61,166,858         55,443,750
   Subscriptions receivable                                                          -           (149,750)
   Accumulated deficit                                                     (63,998,804)       (56,792,019)
                                                                     ---------------------------------------
Total shareholders' equity                                                     916,150          2,251,139
                                                                     ---------------------------------------
Total liabilities and shareholders' equity                           $      16,690,030   $     15,912,020
                                                                     =======================================
See accompanying notes.

                             USA Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                       Three months ended                       Six months ended
                                                          December 31,                            December 31,
                                                    2002               2001                 2002               2001
                                              --------------------------------        ----------------------------------
  Revenues:
      Equipment sales                         $      384,459    $      163,210        $     572,947     $        365,106
      Product sales                                   75,576                 -              278,880                    -
       Service and transaction fees                  314,612           161,672              657,265              325,523
                                              --------------    --------------        -------------     ----------------
  Total revenues                                     774,647           324,882            1,509,092              690,629

  Operating expenses:
      Cost of sales (including amortization
      of software development costs)                 671,940           196,998            1,339,400              410,031
      General and administrative                   1,368,373         1,468,237            3,010,751            2,599,442
      Compensation                                   838,713           827,720            1,684,432            1,729,813
      Depreciation                                   247,579            81,181              494,663              163,002
                                              --------------    --------------       --------------     ----------------
  Total operating expenses                        (3,126,605)       (2,574,136)          (6,529,246           (4,902,288)
                                              --------------    --------------       --------------     ----------------
                                                  (2,351,958)       (2,249,254)          (5,020,154)          (4,211,659)

  Other income (expense):
      Interest income                                  4,263             3,511                7,237                6,267

  Interest expense:
         Coupon or stated rate                      (498,853)         (170,501)            (846,605)            (336,998)
               Non-cash amortization of
                   debt discount                    (784,449)         (246,432)          (1,345,693)            (525,088)
             Less: amounts capitalized                     -           200,000                    -              347,166
                                              --------------    --------------       --------------    -----------------
  Total interest expense                          (1,283,302)         (216,933)          (2,192,298)            (514,920)
                                              ---------------   --------------       --------------    -----------------
  Total other income (expense)                    (1,279,039)         (213,422)          (2,185,061)            (508,653)
                                              ---------------   --------------       --------------    -----------------
  Net loss                                        (3,630,997)       (2,462,676)          (7,205,215)          (4,720,312)
  Cumulative preferred dividends                           -                 -             (396,962)            (413,219)
                                              ---------------   --------------       --------------    -----------------

  Loss applicable to common shares            $   (3,630,997)   $   (2,462,676)      $   (7,602,177)   $      (5,133,531)
                                              ---------------   --------------       --------------    -----------------

  Loss per common share (basic and diluted)
                                              $        (0.04)   $         (0.08)     $      (-0.10)   $           (0.19)
                                              ==============    ===============      ==============    =================

  Weighted average number of common shares
  outstanding (basic and diluted)                 87,713,910         30,178,507          79,493,416           27,313,543
                                              ==============    ===============      ==============    =================

 See accompanying notes.

                             USA Technologies, Inc.
                        Statement of Shareholders' Equity
                                   (Unaudited)

                                              Series A
                                            Convertible
                                             Preferred        Common      Subscriptions     Accumulated
                                               Stock           Stock        Receivable        Deficit          Total
                                           -------------------------------------------------------------------------------

 Balance, June 30, 2002                     $   3,749,158 $   55,443,750  $    (149,750) $  (56,792,019)   $    2,251,139
 Conversion of 150 shares of Convertible
    Preferred Stock to 150 shares of
    Common Stock                                   (1,062)         1,062                                                -
 Conversion of $1,570 cumulative
    preferred dividends into shares of
    157 Common Stock at $10.00 per share                           1,570                         (1,570)                -
 Exercise of 6,281,579 Common Stock
    warrants at $0.10 per share                                  628,158                                          628,158
 Issuance of 1,110,465 shares of Common
    Stock from the conversion of $222,058
    of the 2002-A 12% Senior Notes                               222,058                                          222,058
 Issuance of 495,421 shares of Common
    Stock from conversion of $51,000 of
    9-3/4% debentures, and the
    related exercise of Common Stock
    Warrants to purchase 4,954,210
    shares of Common Stock, and the
    issuance of 175,294 adjustment shares.                       561,000                                          561,000
 Issuance of 2,050,003 shares of Common
    Stock in exchange for payroll and
    professional services                                        395,008        149,750                           544,758
 Issuance of 2,000,000 shares of Common
    Stock at $0.12 per share                                     240,000                                          240,000
 Issuance of 1,500,000 shares of Common
    Stock at $0.10 per share, net of
    offering costs                                               123,000                                          123,000
 Issuance of 715,000 shares of Common
    Stock in connection with the 2003-A
    Private Placement Offering at $0.10                           71,500                                           71,500
    per share
 Issuance of 3,571,429 shares of Common
    Stock at $0.07 per share, net of
    offering costs                                               244,925                                          244,925
 Issuance of 1,122,958 shares of Common
    Stock and related Warrants in lieu
    of cash payment for interest on the 12%
    Convertible Senior Notes                                     318,011                                          318,011


                             USA Technologies, Inc.
                        Statement of Shareholders' Equity
                                   (Unaudited)


                                              Series A
                                            Convertible
                                             Preferred        Common      Subscriptions     Accumulated
                                               Stock           Stock        Receivable        Deficit          Total
                                           -------------------------------------------------------------------------------

 Debt discount relating to beneficial
    conversion feature on the 2002-A 12%
    Senior Notes                                               1,084,120                                        1,084,120
 Issuance of 8,568,016 shares in
    connection with the 2002-A 12%
    Convertible Senior Notes                                   1,750,062                                        1,750,062
 Issuance of 337,300 shares of Common
    Stock in connection with severance
    arrangements                                                  78,075                                           78,075
 Other                                                             4,559                                            4,559
 Net loss                                                                                    (7,205,215)       (7,205,215)
                                           -------------------------------------------------------------------------------
 Balance, December 31, 2002                 $   3,748,096 $ 61,166,858    $           -  $  (63,998,804)   $      916,150
                                           ===============================================================================

      See accompanying notes.

                             USA Technologies, Inc.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                                     Six months ended December 31,
                                                                                        2002               2001
                                                                                 --------------------------------------

Operating activities
Net loss                                                                         $      (7,205,215)  $     (4,720,312)
Adjustments to reconcile net loss to net cash used in operating activities:
       Service and Compensation charges incurred in connection with
               the issuance of Senior Notes and Common  Stock                               399,187          1,914,241
       Issuance of Common Stock in lieu of cash payments for
                 interest on Senior Note                                                   318,011            117,867
           Interest/amortization relating to Senior Notes and Convertible
          Debentures                                                                     1,288,332            525,088
       Depreciation                                                                        348,663            163,002
       Amortization                                                                        728,552                  -
       Changes in operating assets and liabilities:
          Accounts receivable                                                              (82,311)           (74,810)
          Inventory                                                                        135,199           (187,355)
          Prepaid expenses, deposits, and other assets                                     (48,190)           264,774
          Accounts payable                                                               1,006,528            108,520
          Accrued expenses                                                                  25,182           (327,921)
                                                                                 --------------------------------------
Net cash used in operating activities                                                   (3,086,062)        (2,216,906)

Investing activities
Purchase of property and equipment                                                         (92,484)           (31,770)
Increase in software development costs                                                           -         (1,578,715)
                                                                                 --------------------------------------
Net cash used in investing activities                                                      (92,484)        (1,610,485)

Financing activities
Net proceeds from issuance of Common Stock and
    exercise of Common Stock warrants                                                    1,657,583          2,715,916
Net proceeds from issuance of Senior Notes and Convertible Debenture                     1,792,150            558,015
Increase in funds deposited for Senior Notes                                                     -            895,601
Net repayment of equipment line of credit and other                                       (308,143)            (3,653)
Collection of subscriptions receivable                                                      35,000             24,000
Repayment of principal on capital lease obligations                                        (38,205)           (47,564)
                                                                                 --------------------------------------
Net cash provided by financing activities                                                3,138,385          4,142,315
                                                                                 --------------------------------------

Net (decrease) increase in cash and cash equivalents                                       (40,161)           314,924
Cash and cash equivalents at beginning of year                                             557,970            817,570
                                                                                 --------------------------------------
Cash and cash equivalents at end of period                                       $         517,809  $       1,132,494
                                                                                 ======================================

Supplemental disclosures of cash flow information:
     Conversion of Convertible Preferred Stock to Common Stock                   $           1,062   $         30,621
                                                                                 ======================================
     Conversion of Convertible Preferred Dividends to Common Stock               $           1,570   $         38,920
                                                                                 ======================================
     Conversion of Senior Notes to Common Stock                                  $         222,058    $       622,500
                                                                                 ======================================
    Cash paid for interest                                                       $         371,972    $       336,998
                                                                                 ======================================
                                                                                                         $
    Subscriptions Receivable                                                     $         276,000  781,500
                                                                                 ======================================
    Beneficial Conversion feature related to Senior Notes and Convertible
Debentures                                                                       $       1,084,120     $      654,948
                                                                                 ======================================
    Prepaid stock expense through Issuance of Common Stock                       $         236,800     $      557,303
                                                                                 ======================================
    Prepaid Senior Note Issuances                                                $       1,329,800     $            -
                                                                                 ======================================
    Transfer of deposits to debt and equity                                      $         360,000     $            -
                                                                                 ======================================
    Issuance of Common Shares in connection with Senior Note Offering            $       1,750,062     $            -
                                                                                 ======================================
    Conversion of Convertible Debenture                                          $          51,000     $            -
                                                                                 ======================================

See accompanying notes.

                             USA TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.       Business
         --------

         USA Technologies, Inc., a Pennsylvania corporation (the Company), was incorporated on January 16, 1992. The Company provides unattended cashless payment/control systems and associated network and financial services to automated business centers, vending machines, debit card revalue stations, and commercial laundries. The Company's devices process credit and debit cards for these markets. The Company's customers are principally located in the United States and are comprised of hotel chains; vending operators for cold drinks, snacks and cameras; and consumer package goods companies.

         The Company offers the Business Express(R) and Business Express(R) Space Saver principally to the hospitality industry. These products combine the Company's business applications for computers, copiers and facsimile machines into a business center unit. In the vending industry, the Company has developed its next generation of cashless control/payment systems (e-Port(TM)), which includes capabilities for interactive multimedia and e-commerce, acceptance of other forms of electronic payments and remote monitoring of host machine data. The e-PortTM is being marketed and sold primarily to operators, distributors and original equipment manufacturers (OEM) in the vending industry. All products use the Network which has been developed by USA and upgraded by IBM, and which is currently hosted at a remote location operated by IBM.

         The Company's wholly owned subsidiary, Stitch Networks Corporation (Stitch) designs and employs embedded connectivity solutions that enable network servers to monitor and control vending machines and appliances over the internet. On December 31, 2000, Stitch executed a Vending Placement, Supply and Distribution Agreement (the Agreement) with Eastman Kodak Company, Maytag Corporation and Dixie Narco, Inc., which formed a strategic alliance to market and execute a national vending program for the sale of one-time use camera and film products. The initial phase of the Agreement ends December 31, 2003, with provision for extensions. The Agreement also provides for exclusivity among the parties for the term of the Agreement relating to the sale of camera and film products from vending machines within the continental United States.

         At December 31, 2002, the Company had a total of 1,728 terminals shipped and installed at various hotels, vending machines, amusement/theme parks, retail locations and business/ industry locations located throughout the United States and Canada.


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company adopted SFAS No. 142 on July 1, 2002. however the non-amortization provisions of SFAS No. 142 for combinations initiated after June 30, 2001 were applicable for the Company effective July 1, 2001.

The Company has completed the required transitional impairment test of goodwill as of July 1, 2002, as prescribed in SFAS No. 142, during the quarter ended December 31, 2002 using a discounted cash flow analysis. The Company has concluded that there were no goodwill impairment indicators to be recorded as a result of this transitional test.

         Intangible Assets

         Intangible assets include patents ($1,870,000) and trademarks ($1,050,000) acquired in the Stitch acquisition. Amortization of intangible assets is computed on the straight-line basis over 10 years. Amortization expense was $73,000 and $146,000 during the three and six-month periods ended December 31, 2002, respectively. At December 31, 2002, the expected amortization of the intangible assets is as follows: $146,000 in fiscal 2003, $292,000 per year in fiscal 2004-2011 and $255,500 in fiscal 2012.

         Revenue Recognition

         Revenue from the sale of equipment is recognized upon freight on board shipment terms or upon installation of the equipment if installation services are purchased for the related equipment. Transaction processing revenues are recognized upon the usage of the Company's credit card activated systems and network. Services fees for access to the Company's credit card terminals and vending equipment are recognized on a monthly basis. Revenues from the sale of products from the Company's vending machines are recognized upon purchase and acceptance by the vending customer.

         Software Development Costs

         The Company capitalizes software development costs after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility were expensed as incurred. During May 2000, the Company reached technological feasibility for the development of the e-Port(TM) product and related network and, accordingly, the Company commenced capitalization of software development costs related to this product. Amortization of software development costs commenced when the product became available for general release to customers, in April 2002. Amortization of software development costs is calculated as the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product. The Company reviews the unamortized software development costs at each balance sheet date and, if necessary, writes down the balance to net realizable value if the unamortized costs exceed the net realizable value of the asset.

         During the fourth quarter of fiscal 2002, the e-Port(TM) product and related network became available for general release to the Company's customers. Management performed an evaluation of the commercial success and preliminary market acceptance of the e-Port(TM) product and network and as a result of this evaluation, the Company wrote down $2,663,000 of software development costs related to the e-Port(TM) and the related network. The unamortized balance after the impairment charge is being amortized over an estimated useful life of two years. Amortization expense during three and six months ended December 31, 2002 was $291,276 and $582,552, respectively. Such amount is reflected in cost of sales in the statements of operations.

         Loss Per Common Share

         Basic earnings per share are calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings per share are calculated by dividing income
(loss)  applicable  to  common  shares by the  weighted  average  common  shares outstanding for the period plus the dilutive effect (unless such effect is anti-dilutive) of equity instruments. No exercise of stock options, purchase rights, stock purchase warrants, or the conversion of senior notes, debentures, preferred stock, or cumulative preferred dividends was assumed for all periods presented because the assumed exercise of these securities would be antidilutive.

         Recently Issued Accounting Pronouncements

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a disposal of a segment of a business". SFAS 144 was effective for fiscal years beginning after December 15, 2001 and, accordingly, the Company adopted SFAS 144 as of July 1, 2002. The adoption of the Statement did not have an impact on the Company's financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires all gains and losses from extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provide in Accounting Principles Board No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No.
123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 48 is effective for financial statements for fiscal years ending after December 15, 2002. The Company is in the process of determining if SFAS No. 148 will have any impact on the Company's financial position or results of operations.


3.       Financing Activities
         --------------------

         During June 2002, the Company commenced a private placement offering (the "2002-A" offering) of up to $2,500,000 of 12% Convertible Senior Notes (increased in October 2002 to $4,300,000). The offering consisted of up to 430 units at $10,000 and each note is convertible into Common Stock at $.20 per share and is due in December 2005. Interest is payable quarterly. Each note holder also received 20,000 shares of Restricted Common Stock for each unit purchased. This offering closed on October 31, 2002, for a total of 4.284 units issued (258.5 units were issued in cash and 169.9 units for services). A total of 8,568,016 shares of Common Stock were issued to these note holders. The Board of Directors authorized the issuance of $400,000 of these Senior Notes to certain officers, directors and consultants of the Company in exchange for services to be performed.

         During September 2002, the Company issued to an investor 2,000,000 shares of its restricted Common Stock at $.12 per share generating gross proceeds of $240,000. This investor also received a warrant to purchase up to 2,000,000 shares of restricted Common Stock of the Company at $.10 per share at any time on or before November 30, 2002 (subsequently extended to January 31, 2003) and if all such warrants are exercised, the investor was granted another warrant to purchase up to 2,000,000 shares of Common Stock at $.10 per share expiring March 31, 2003.

         During October 2002, the Company issued to an investor 1,500,000 shares of its restricted Common Stock at $.10 per share generating net proceeds of $123,000. The investor group also received a warrant to purchase up to 750,000 shares of restricted Common Stock of the Company at an exercise price of $0.15 per share. Within 7 business days of the effectiveness of a registration statement to register the 1,500,000 shares, the investor group has agreed to purchase an additional 1,500,000 shares of restricted Common Stock at $.10 per share and receive another warrant to purchase up to 750,000 shares of restricted Common Stock at $.15 per share.

         During October 2002, the Company issued to an investor   3,571,429
shares of its restricted Common Stock at $.07 per share generating net proceeds of $244,925. This investor group also received a warrant to purchase up to 7,142,858 shares of restricted Common Stock of the Company at $.07 per share at any time on or before October 26, 2007, and a warrant to purchase up to 7,142,858 shares of Common Stock at $.07 per share and up to 5,000,000 shares at $.10 per share over a one year period. None of these warrants have been exercised through December 31, 2002.

         During October 2002 the Company's Board of Directors also approved that for the quarterly interest payment made by the Company on the 12% Convertible Senior Notes (for September 30, 2002 and December 30, 2002), at the option of the note holder, the interest payment due can be used to purchase shares of the Company's Common Stock at a rate of $.20 per share. For each share purchased, the note holder shall receive a warrant to purchase one share of the Company's Common Stock at $.20 per share exercisable at any time prior to June 30, 2004. During the three and six months ended December 31, 2002, 529,324 and 593,634 shares respectively, were issued for payment of the quarterly interest payment and 529,324 and 593,634 warrants to purchase Common Stock were issued to the note holders, respectively. The fair value of the warrants issued of approximately $93,000 was determined using a Black Scholes Valuation Model.

         During October 2002, the Company's Board of Directors authorized the issuance of 1,480,000 shares of its Common Stock to certain of its employees and consultants at the fair value of the underlying shares on the grant date. Such shares were issued for services to be performed in subsequent periods. At December 31, 2002, $236,800 is reflected in prepaid expenses for the services that have not been performed as of December 31, 2002.

         During October 2002, the Company granted to all of the holders of the 12% Convertible Senior Notes, 10,306,026 warrants to purchase Common Stock at $.10 per share. The total number of the warrants issued was equal to 75% of the dollar amount of the Senior notes held by the note holders. The warrants are exercisable through November 30, 2002 (subsequently extended through January 31,
2003). Upon the exercise of this warrant by the Senior note holder, the Company granted an identical number of warrants to that note holder with an exercise price of $0.10 per share exercisable through March 31, 2003. Through December 31, 2002, the note holders exercised a total of 5,080,261 Common Stock warrants of the 10,306,026 warrants initially granted, generating gross proceeds to the Company of $508,026. An additional 5,080,261 warrants were granted upon the exercise of the initial warrant to the note holders at December 31, 2002. Of these additional March 2003 warrants, 291,376 were exercised as of December 31, 2002 generating gross proceeds to the Company of $29,138.

         On October 28, 2002 at a special meeting of shareholders, the Company's shareholders approved an increase in the number of authorized shares of the Company's Common Stock from 150,000,000 shares to 200,000,000 shares and approved an increase in the size of the Board of Directors from ten to eleven members.

         During August 2001, the Company issued to an investment company a 9.75% $225,000 Convertible Debenture maturing August 2003. On June 18, 2002, the Debenture was increased by $100,000, the maturity date extended to August 2004, and the conversion rate was lowered (Amended Debenture) Interest is payable by the Company monthly in arrears. The Amended Debenture is convertible at the lower of $1.00 per share or 72% of the lowest closing bid price of the Common Stock during the 20 days preceding exercise. The investment company is limited to no more than 5% of the investment that is convertible during any month, on a cumulative basis. If on the date of conversion the closing bid price of the shares is $.40 or below, the Company shall have the right to prepay the portion being converted at 150% of the principal amount being converted. In such event, the investment company shall have the right to withdraw its conversion notice. At the time of conversion of the Debenture, the Company will issue to the investment company warrants to purchase an amount of Common Stock equal to ten times the number of shares actually issued upon conversion of the Debenture at the same conversion price as the Debenture. The warrants are exercisable at any time for two years following issuance and at the related conversion price of the Debenture. During the three and six months ended December 31, 2002, the investment company converted $21,000 and $30,000, respectively of the Debenture resulting in the issuance of 201,226 and 294,195 shares of Common Stock, respectively and exercised related warrants for 2,012,260 and 2,941,950 shares, respectively resulting in gross proceeds of $561,000 . The investment company has paid the Company $120,000 towards a future exercise of Common Stock warrants which has been reflected in deposits at December 31, 2002. The Company has granted to the investment company an additional 175,294 shares of Common Stock to correct an earlier conversion calculation. The additional shares are reflected in the consolidated statement of shareholder's equity.

         During December 2002, the Company's Board of Directors authorized a Private Placement Offering to sell up to 15,000,000 shares of the Company's Common Stock at $.10 per share for a total offering of $1,500,000. The Company's Board of Directors also authorized the 2003-A Private Placement Offering to sell up to 5,000,000 shares of restricted Common Stock of the Company at $0.10 per share for a ninety-day period. Through December 31, 2002, 715,000 shares of Common Stock were sold from the 2003-A offering generating gross proceeds of $71,500. Subsequent to December 31, 2002 and through February 12, 2003, the Company issued an aggregate of 1,945,000 additional shares in this offering generating additional gross proceeds of $194,500.


4.       Long-Term Debt
         --------------

         At December 31, 2002, Stitch has a $1.5 million bank facility available (the Facility) to fund the purchase of vending machines placed at locations where Kodak film products are sold. Borrowings are made from time to time under the Facility, with repayment schedules set at the time of each borrowing, including equal monthly payments over 36 months and an interest rate based upon 495 basis points over the three year U.S. Treasury Notes. Stitch has granted the bank a security interest in the film products vending machines. Repayment of principal is also insured by a Surety Bond issued by a third-party insurer in exchange for an initial fee paid by Stitch. At December 31, 2002, $1,043,047 is outstanding under this Facility.

         Stitch also has outstanding working capital loans, of which approxiamately $195,000 is outstanding, at December 31, 2002 and bears interest at 6.75%. Subsequent to June 30, 2002, Stitch has made payments to the bank on these loans. On July 26, 2002, August 29, 2002, September 27, 2002, October 31, 2002, February 3 2003 and February 19 2003 , the bank agreed to extend the due date of these notes until September 1, 2002, October 1, 2002, November 1, 2002, December 1, 2002, March 1 2003 and March 17, 2003, respectively, under several forbearance agreements. In connection with these extensions, Stitch paid $3,000 of fees to the bank.

5.       Stock Options and Stock Warrants
         --------------------------------

         As of December 31, 2002, there were 5,235,485 options outstanding to purchase Common Stock at exercise prices ranging from $0.165 to $5.00 per share, of which 5,115,487 were vested; and there were 18,319,812 fully vested warrants to purchase Common Stock at exercise prices ranging from $0.10 to $4.00 per share.


6.       Subsequent Events
         -----------------

         On February 14, 2003 at the Annual Shareholders Meeting, the Company's shareholders approved an increase in the number of authorized shares of the Company's Common Stock from 200,000,000 shares to 300,000,000 shares.

         Subsequent to December 31, 2002 and through February 12, 2003, 475,909 of the Common Stock warrants expiring on January 31, 2003 and March 31, 2003, were exercised at $.10 per share by the 12% Senior Note Holders generating gross proceeds of $47,591. (Note 3).

         Subsequent to December 31, 2002 and through February 12, 2003, the Company issued an aggregate of 3,826,000 shares in the 2003-A Private Placement Offering at $.10 per share generating gross proceeds of $382,600. The 2003-A offering and sale of the shares was exempt from registration under Section 4(2) of the Act.

         In February, 2003, Jubilee Investment Trust, PLC ("Jubilee"), a United Kingdom investment trust whose shares trade on the London Stock Exchange, agreed to make an equity investment in USA Technologies at U.S.$0.20 per share. Jubilee is a newly established investment trust set up to invest in securities traded on a range of public markets, primarily in the United Kingdom. USA Technologies will issue to Jubilee 15,000,000 shares of Common Stock of USA Technologies at a price per share of U.S.$0.20 with an aggregate value of U.S.$3,000,000. In full payment for the shares of USA Technologies, Jubilee will issue to USA Technologies a U.S.$3,000,000 equivalent of their shares (1,870,091 shares of Jubilee at a price per share valued at One British Pound which was the initial public offering price per share for the Jubilee shares). The exchange rate used by the parties for the transaction was One British Pound equals U.S.$1.6042.

         The shares to be issued to Jubilee by USA Technologies will not be registered under the Securities Act of 1933, as amended. The Jubilee shares to be issued to USA Technologies are admitted to listing on the London Stock Exchange under the symbol JIT. USA Technologies has agreed not to sell the Jubilee shares for a period of 90 days from January 24, 2003, and to sell a maximum of 10% of the Jubilee shares during each month thereafter. Jubilee has agreed not to sell USA Technologies' shares for a period of two (2) years from the date of issuance unless USA Technologies agrees otherwise. USA Technologies has agreed to use its best efforts to file an appropriate Registration Statement with the Securities and Exchange Commission no later than June 30, 2003 registering all of the shares to be issued to Jubilee for resale under the Act and to use its best efforts to keep such registration statement effective for a period of three years.


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

         Revenue Recognition

         Revenue from the sale of equipment is recognized upon freight on board shipment terms or upon installation of the equipment if installation services are purchased for the related equipment. Transaction processing revenues are recognized upon the usage of the Company's credit card activated systems and network. Services fees for the access to the Company's credit card terminals and vending equipment are recognized on a monthly basis. Revenues from the sale of products from the Company's vending machines are recognized upon purchase and acceptance by the vending customer.

         Software Development Costs

         The Company capitalizes software development costs after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. During May 2000, the Company reached technological feasibility for the development of the e-Port(TM) control system and related network and, accordingly, the Company commenced capitalization of software development costs related to this product. Amortization of software development costs commences when the product becomes available for general release to customers. Amortization of software development costs will be calculated as the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product. Amortization of such costs commences when the product becomes available for general release to it customers. The Company reviews the unamortized software development costs at each balance sheet date and, if necessary, will write down the balance to net realizable value if the unamortized costs exceed the net realizable value of the asset.

         During the fourth quarter of fiscal 2002, the e-Port(TM) product and related network became available for general release to the Company's customers. Management performed an evaluation of the commercial success and preliminary market acceptance of the e-Port(TM) product and network and as a result of this evaluation, the Company wrote down $2,663,000 of software development costs related to the e-Port(TM) and the related network. The unamortized balanced after the impairment charge is being amortized over an estimated useful life of two years. Amortization expense during three and six months ended December 31, 2002 was $291,276 and $582,552, respectively. Such amount is reflected in cost of sales in the statement of operations.

         Goodwill and Intangible Assets

         Goodwill represents the excess of cost over fair value of the net assets acquired from Stitch in May 2002.

         Intangible assets include patents ($1,870,000) and trademarks ($1,050,000) acquired in the Stitch acquisition. Amortization of intangible assets is computed on the straight-line basis over 10 years. Amortization expense was $73,000 and $146,000 during the three and six-month periods ended December 31, 2002, respectively. At December 31, 2002, the expected amortization of the intangible assets is as follows: $146,000 in 2003, $292,000 per year in 2004-2011 and $255,500 in 2012.

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company adopted SFAS No. 142 on July 1, 2002. however the non-amortization provisions of SFAS No. 142 for combinations initiated after June 30, 2001 were applicable for the Company effective July 1, 2001.

The Company has completed the required transitional impairment test of goodwill as of July 1, 2002, as prescribed in SFAS No. 142, during the quarter ended December 31, 2002 using a discounted cash flow analysis. The Company has concluded that there were no goodwill impairment indicators to be recorded as a result of this transitional test.

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

Results of Operations

         The fiscal quarter ended December 31, 2002 resulted in a net loss of $3,630,997 compared to a net loss of $2,462,676 for the fiscal quarter ended December 31, 2001. Losses are projected to continue until sufficient revenue is generated from equipment and product sales, service and transaction fees from the Company's proprietary technology.

         Revenues were $774,647 compared to $324,882 from the previous year's fiscal quarter. This $449,765 or 138% increase was primarily due to an increase in equipment sales of e-Ports of approximately $110,000, during the quarter. An increase in the installed base also resulted in an increase in revenues by increasing service and transaction fees by $152,940. In addition, the inclusion of Stitch revenues for the Kodak vending program increased revenues by $75,576 for product sales during the quarter. Total revenue for Stitch inclusive of the Kodak vending revenues was $291,014 for the quarter. Such revenues did not exist in the second quarter of the prior year, as the Stitch acquisition occurred in the fourth quarter of fiscal 2002. Revenue is still well below the level required for the Company to be profitable.

         Cost of sales for the period included labor, equipment and amortization of software costs of $671,940, an increase of $474,942 or 251% compared to the same period during the prior year. This increase is primarily due to the inclusion of amortization of software development costs in the amount of $291,276 for the quarter ended December 31, 2002. A similar amount did not exist for the quarter ended December 31, 2001 as amortization of such costs commenced in the fourth quarter of fiscal year 2002. This remaining increase was directly attributable to the increase in equipment and product revenues.

         General and administrative expenses of $1,368,373 decreased by $99,864 or 7% from the same quarter last year. The decrease was due principally due to decreases in promotion expense of $412,154 offset by increases in product development expense of $130,018, legal fees of $53,451, software license fees of $44,254, licenses of $36,992 and insurance expense of $33,129.

         Compensation expense of $838,713 increased by $10,993 or 1%. This increase was due to small fluctuations in the employee base.

         The interest expense increase of $1,066,369 was primarily due to the increases in non-cash amortization of the debt discount and beneficial conversion features relating to the senior notes and convertible debentures, as well as an increase in cash interest expense due to the addition of the 2001-D and 2002-A Senior Notes in the current fiscal year. Depreciation and amortization expense increased by $166,398, largely due to an increase of $73,000 of amortization relating to intangible assets. The remaining increase is due to the higher depreciable asset levels due to assets acquired in the Stitch Acquisition.

         Of the total of $3,126,605 of operating and other expenses for the quarter, $1,602,449 were non-cash expenses, including consulting, promotions, employee compensation, public relations, amortization, non-cash interest and the issuance of common stock in lieu of interest.

         The six-month period ended December 31, 2002 resulted in a net operating loss of $7,205,215 compared to a net loss of $4,720,312 for the comparable period ended December 31, 2001. Revenues were $1,509,092 compared to $690,629, a $818,463 or 119% increase. Of the total revenues, equipment sales totaled $572,947, an increase of $207,841 or 57%. Cost of sales of $1,339,400 represented an increase of $929,369, and is directly attributable to the increase in equipment sales as well as the inclusion of amortization of software development costs in the amount of $582,550 for the six-month period ended December 31, 2002.

         General and administrative expenses of $3,010,751 increased by $411,309 or 16%. The principal reason was a large increase in product development expense of $748,621, telephone expense of $195,408 and legal fees of $132,489. The increase was offset by decreases in promotion expense of $403,746, public relations expense of $207,272 and consultant fees expense of $96,400. Compensation expense of $1,684,432 decreased by $45,381 or 3%. Non-cash compensation was $2,963,794 including consulting expense, promotion expense, public relations expense, employee compensation, amortization expense, non-cash interest and the issuance of common stock in lieu of interest. The interest expense increase of $1,677,378 is primarily due to increases in non-cash amortization of the debt discount and beneficial conversion features relating to the senior notes and convertible debentures, as well as an increase in cash interest expense due to the addition of the 2001-D and 2002-A Senior Notes.

Plan of Operations

          The Company has focused on presenting the multiple capabilities of the e-Port(TM) by developing several product lines of e-Port(TM) and by the acquisition of Stitch Networks. The "audit plus cashless" version contains all the functionality for multiple forms of cashless payment processing including credit card processing, control and data management, plus the added ability to audit vending product usage and vending machine status. Through December 31, 2002, over 825 units have been sold to distributors, soft drink bottlers and operators. Additional in-house work continues, to enable the e-Port(TM) to be compatible with the largest feasible portion of the installed base of 8 million vending machines in the United States, many of which have slightly different connectivity requirements. With the acquisition of Stitch Networks, the Company acquired a wireless "audit plus cashless" product line.

          An enhanced version of e-Port(TM) offers capability for Internet and wireless connectivity, in addition to the capabilities of the "audit plus cashless" version. For this product, the Company is working with RadiSys, a contract manufacturer providing value added design, development, fulfillment and product warranty services. Through December 31, 2002, 58 units have been sold.

          Concurrent with the above developments to the e-Port product line, IBM is working with the Company to enhance the existing network to support transaction processing, advertising and e-commerce on a worldwide basis with enhanced security features. Expenditures have been made to recode our existing system in an Internet capable or TCPIP protocol and to use a more appropriate operating system. In September 2002, the Company signed a Hosting Agreement with IBM, and completed a transfer of its network to a remote IBM location, which is secure and equipped with 24/7 backup protection. The Company believes that the security and professionalism of the hosting arrangement will be a significant factor in assuring customers of the reliability of the financial and data management services which the Company is providing. IBM and the Company are combining products and capabilities to target sales to the intelligent vending, retail point of sale, and networked home applications markets. Customer prospects have been identified, and trade shows have been attended.

         In the vending industry, the e-Port(TM) is being purchased by soft drink bottlers and independent vending operators throughout the USA and Canada. On the soft drink bottler side, heavy effort is being put into securing initial distribution agreements with the top ten Coke and Pepsi bottlers. At a corporate level, the Dr Pepper / 7-Up Company announced in October 2002 at the Dr Pepper National Bottling meeting that it has selected USA Technologies to make available its cashless payment services in its vending machines throughout the United States. Dr Pepper will offer our e-Port(TM) not only to its own bottlers, but also to Coca-Cola and Pepsi bottlers that distribute Dr Pepper products. The Dr Pepper Company has completed its first implementation of e-Port(TM) with The Pepsi Cola Bottler of Central Virginia, with some vending machines using a Sprint-enabled wireless solution.

         Three of the premier national independent vending operators, Compass, ARAMARK and Sodexho, have already installed e-Port(TM) in various locations, with plans for additional purchases based on the success of the initial e-Ports. One major vending operator, International Vending Management (IVM), has signed a contract with the Company. Through December 31, 2002, 98 units have been sold to IVM and 19 are installed.

         In  March  2002,  the  Company  signed  an  agreement  with  MEI  (Mars
Electronics), a world leader in the manufacturing and supplier of electronic coin mechanisms and dollar bill acceptors to the vending industry. MEI has agreed to sell and distribute an MEI branded cashless payment system developed by the Company, as part of its portfolio of vending solutions, which would include a comprehensive suite of cashless payment services and vending software management tools. The Company introduced the combined offering at the fall NAMA in October (the primary annual vending trade show) with commercial availability planned for March 2003. By contract, MEI has committed to buy a minimum of 10,000 units of the USA product over the course of the 24 month agreement, or pay the Company $4.00 per unit for any shortfall from 10,000 units. In addition, all MEI payment systems in the field would have the option to connect to the Company's network and produce recurring revenues.

         The Stitch Kodak program has 296 units installed as of December 31, 2002, including high profile locations like Yankee Stadium, Times Square, the Empire State Building and Six Flags Amusement Parks. Kodak machines provide recurring revenues to the Company from monthly service fees as well as from sales of product.

         The Company continues to work with the top vending machine manufacturers, including Automatic Products, AMS, U-Select-It, Crane Merchandising Systems, FastCorp and Dixie-Narco, in order to incorporate our e-Port(TM) technology into vending machines at the factory (OEM); and with authorized resellers, including Betson Enterprises, HA Franz, Brady Distributing and Weymouth Distributing.

          In October 2002, the Company signed a Strategic Alliance Agreement with ZiLOG Corporation, a semiconductor company that is the largest supplier of microprocessors to the retail point of sale industry. The agreement allows the Company's proprietary network software (USAlive) to be embedded on a chip produced by ZiLOG. The Company would license its software to the purchaser and would receive a fee from the licensing of each such chip. A second revenue stream could be generated when those who buy the retail point of sales terminals begin to use them, because they could elect to use the USA network which is embedded on the chip. The Company believes that these fees could become the primary driver of profitability for the Company in the intermediate and longer term. The company believes that the cost of e-Port(TM) to our customers could decline with this activity.

         In the hospitality industry, Business Express(R) continues to be one of the premier solutions for automated business centers. The Company has relationships with two of the most recognized global hotel chains, Marriott and Hilton Hotels. The addition of e-Port(TM) technology for vending machines located in hotels now offers a "one-stop shopping" experience to hotels which also have or are considering purchasing a USA business center. The Company has developed an e-Port(TM) application using hotel room keys in vending machines, with the purchase being added to the hotel bill of the hotel guest. Forty vending machines are now operating successfully with such technology at the 1,400 room Gaylord Palms Resort & Convention Center in Orlando, Florida.

         In laundry, American Sales Inc. (ASI) signed a five-year agreement to purchase units of Stitch's e-Suds(TM) laundry solution for their university locations in the Midwest, with initial installations to begin in the summer of 2003. The agreement provides that if ASI purchases at least 9,000 units over the contract period, then ASI shall have exclusive rights to the units in Ohio, Kentucky, Indiana, Michigan and Marshall University. The Company has additionally begun working with two of the premier laundry operators, Web

Services and the MacGray Company. These two companies have already implemented the e-Port(TM) solution, with discussions underway to implement the e-Suds(TM) solution.

         The Company is marketing its products through its full-time sales staff consisting of five salespeople, approximately 35 authorized resellers, and office equipment and vending OEMs, either directly to customer locations or to management companies servicing these locations.

         During October 2002, the Company demonstrated capabilities of its e-Port(TM) and the network to the vending industry at Fall NAMA, the vending industry's semi-annual trade show event. Capabilities include mobile commerce technology permitting access to vending machines through customer cell phones; proprietary wireless technology allowing for low cost, connectivity via existing customer telephone connections; and ability for customers to manage their own e-Port locations and access vending machine data and transaction data on the web. The e-Port(TM) was demonstrated in the booths of several different vending machine manufacturers. From the inception of shipments of e-Port(TM) to date, the Company has delivered e-Ports to or taken orders from over 70 separate customers, many of them on behalf of very large corporations with well-known brand names, including several Fortune 500 companies.

         In March 2002 the Company signed a letter of intent with Virtual Concepts Corporation to help promote a specially designed vending machine known as CineMachine(TM). The CineMachine(TM) would sell DVDs, CDs, and video games and would be equipped with a screen and speakers to preview movie trailers, commercials and music selections of the items for sale in the CineMachine(TM), and promotional posters for advertising placement. The CineMachine(TM) would use the Company's e-Port(TM) for cashless transactions, and allow for multiple purchases, sales and inventory tracking, and printing a receipt. Sales opportunities are currently being explored in movie theatres, universities, fitness centers and retail locations.

         In November 2002, the e-Port(TM) was introduced to Japan at VENDEX Japan 2002, a major vending exposition in Tokyo. Altech Co. Ltd., a major distributor of information technology products to the Japanese market, showcased the e-Port(TM). The Company and its partners plan to collaborate to support the implementation of e-Port(TM) systems in Japan.
         Technology Partners (Holdings) LLC, an investment banker, has been retained by the Company to help it plan and execute the growth of the Company. Work is underway to acquire financing, complementary technology, products, services and customers.

Liquidity and Capital Resources

         For the six months ended December 31, 2002, there was a net decrease in cash of $40, 161. This was attributable to $3,086,062 of cash used in operating activities, $92,484 of cash used for investing activities, offset by cash provided by financing activities of $3,138,385 primarily from the 2002-A Senior Note offering and the issuance of Common Stock. The cash used in operating activities consisted of the operating loss of $7,205,215, partially offset by $1,288,332 of non-cash amortization of debt discount and $1,006,528 increase in accounts payable. As of December 31, 2002, total cash on hand was $517,809 and the working capital deficit was $7,979,127.

         In June 2002, the Company commenced a private placement offering (the "2002-A" offering) of up to $2,500,000 of Convertible Senior Notes (increased in October 2002 to $4,300,000). The offering now consists of up to 430 units at $10,000, convertible into Common Shares at $.20 per share. Each note holder receives 20,000 shares of Common Stock for each unit purchased. The Notes mature in December 2005. Through December 31, 2002 $4,284,008 of Senior Notes were subscribed for ($2,585,024 in cash and $1,698,984 for services) and a total of 8,568,016 shares were issued to these Senior note holders. The offering is exempt from the registration requirements of the Act pursuant to Section 4(2) and Rule 506 thereunder and is being offered and sold only to accredited investors. The Company has agreed to prepare and file at its expense a registration statement covering the resale of the shares of Common Stock. The offering terminated October 31, 2002 with total subscriptions of $4,284,008. The Board of Directors authorized the issuance of $400,000 of these Senior Notes to certain officers, directors and consultants of the Company in exchange for services to be performed.


         During October 2002, the Company granted to all of the holders of the 12% Convertible Senior Notes, 10,306,026 warrants to purchase Common Stock at $.10 per share. The total number of the warrants issued was equal to 75% of the dollar amount of the Senior notes held by the note holders. The warrants are exercisable through November 30, 2002 (subsequently extended through January 31,
2003). Upon the exercise of this warrant by the Senior note holder, the Company granted an identical number of warrants to that note holder with an exercise price of $0.10 per share exercisable through March 31, 2003. Through December 31, 2002, the note holders exercised a total of 5,080,261 Common Stock warrants of the 10,306,026 warrants initially granted, generating gross proceeds to the Company of $508,026. An additional 5,080,261 warrants were granted upon the exercise of the initial warrant to the note holders at December 31, 2002. Of these additional March 2003 warrants, 291,376 were exercised as of December 31, 2002 generating gross proceeds to the Company of $29,138.

                          On December 19, 2002,  the Company was  authorized to
sell during the subsequent sixty days up to 15 million shares of restricted Common Stock at $.10 per share (or other securities convertible into shares of Common Stock at $.10 per share) to no more than three accredited investors. The conversion period is limited to not more than 90 days. To date, no gross proceeds have been deposited. The Company was also authorized to sell up to 5 million shares of restricted Common Stock at $.10 per share (or other securities convertible into shares of Common Stock at $.10 per share) to accredited investors called the 2003-A offering. The conversion period is limited to not more than 180 days. As of December 31, 2002, $71,500 of gross proceeds has been deposited.

         During the remainder of fiscal 2003, the Company anticipates expensing additional expenditures of approximately $500,000 for enhancements to its network.

         At December 31, 2002 Stitch has a $1.5 million bank facility available (the Facility) to fund the purchase of vending machines placed at locations where Kodak film products are sold. Borrowings are made from time to time under the Facility, with repayment schedules set at the time of each borrowing, including equal monthly payments over 36 months and an interest rate based upon 495 basis points over the three year U.S. Treasury Notes. Stitch has granted the bank a security interest in the film products vending machines. Repayment of principal is also insured by a Surety Bond issued by a third-party insurer in exchange for an initial fee paid by Stitch. At December 31, 2002, $1,043,047 is outstanding under this Facility.

         Stitch also has outstanding working capital loans, of which approxiamately $195,000 is outstanding, at December 31, 2002 and bears interest at 6.75%. Subsequent to June 30, 2002, Stitch has made payments to the bank on these loans. On July 26, 2002, August 29, 2002, September 27, 2002, October 31, 2002, February 3 2003 and February 19 2003 , the bank agreed to extend the due date of these notes until September 1, 2002, October 1, 2002, November 1, 2002, December 1, 2002, March 1 2003 and March 17, 2003, respectively, under several forbearance agreements. In connection with these extensions, Stitch paid $3,000 of fees to the bank.


         As described in Note 6, during February 2003, the Company entered into an Agreement with an Investment Trust (the Trust) whereby the Company will exchange 15,000,000 shares of its restricted Common Stock at a fixed price of $.20 per share for securities of the Trust valued at a fixed price of one

British Pound per share, which would be listed on the London Stock Exchange. The Company has agreed not to sell the Trust shares for a period of 90 days from January 24, 2003, but is allowed to sell a maximum of 10% of the Trust's shares during each month thereafter. Given the uncertain liquidity of this new Trust, the cash that the Company might obtain from such sales is difficult to predict.

         As shown on the Consolidated Statement of Cash Flows for the six months ended December 31, 2002, and discussed in Note 3 for the quarter ended on the same date, the Company has financed its operations basically through issuance of stock, exercise of warrants, and issuance of convertible debentures. Over this time period there has been a small decrease in cash, approximately $40,000. Plans are in place to continue financing Company operations through similar means at least through the remainder of the fiscal year ending June 30, 2003. The increases in the authorized shares of Common Stock enable those plans. These additional shares would be not only for investors who provide cash to the Company, but also for service providers who otherwise would require cash from the Company. The financings are also anticipated in part to permit the Company to reduce payables. We continue to explore ways to reduce costs further, while preserving resources needed to grow the business.

         The Company's ability to meet its obligations is currently dependent upon its ability to raise capital, (which may not be readily available), until the Company's products are purchased in sufficient quantities in the marketplace to generate sufficient operating revenues. These factors raise doubt about the Company's ability to continue as a going concern. The Company believes that proceeds from the sale of additional debt or equity securities, the potential exercise of outstanding warrants and options, future equity or debt offerings, and revenues from its business, would be sufficient to fund operations and investing activities until at least through the end of the fiscal year. However, there can be no assurance that any such additional sales of securities could be made by the Company, the Company's products will be purchased in sufficient quantities in the marketplace to generate the required revenues. Under such circumstances, the Company may cease to be a going concern or may have to reduce its operations.


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

Part II - Other Information

Item 2.  Changes in Securities

         In June 2002, the Company commenced a private placement offering (the "2002-A" offering) of up to $4,000,000 of Convertible Senior Notes (increased in October 2002 to $4,300,000). The offering consists of up to 430 units at $10,000, convertible into Common Shares at $.20 per share. Each note holder initially was to receive 20,000 Common Stock warrants for each unit purchased. Subsequent to June 30, 2002, the offering was amended to replace the warrants with 20,000 shares of Common Stock for each unit. The offering terminated October 31, 2002. During the quarter ended December 31, 2002, $2,449,990 of Senior Notes were subscribed for ($824,240 in cash and $1,625,750 for services) and a total of 4,899,980 shares were issued to these Senior noteholders. The offering is exempt from the registration requirements of the Act pursuant to
Section 4(2) and Rule 506 thereunder and is being offered and sold only to accredited investors. The Company has agreed to prepare and file at its expense a registration statement covering the resale of the shares of Common Stock.

         During August 2001, the Company issued to La Jolla Cove Investors, Inc. a $225,000 Convertible Debenture bearing 9-3/4 percent interest with a maturity date of August 2, 2003. On June 18, 2002, the Debenture was increased by $100,000, the maturity date extended to August 2004, and the conversion rate was lowered. Interest is payable by the Company monthly in arrears. The Debenture is convertible at the lower of $1.00 per share or 80% (amended to 72%) of the lowest closing bid price of the Common Stock during the 20 days preceding exercise. The investment company is limited to no more than 5% of the investment that is convertible during any month, on a cumulative basis. If on the date of conversion the closing bid price of the shares is $.40 or below, the Company shall have the right to prepay the portion being converted at 150% of the principal amount being converted. In such event, the investment company shall have the right to withdraw its conversion notice. At the time of conversion of the Debenture, the Company has agreed to issue to the investment company warrants to purchase an amount of Common Stock equal to ten times the number of shares actually issued upon conversion of the Debenture. The warrants are exercisable at any time for two years following issuance and at the related conversion price of the Debenture. The Company has granted to La Jolla certain registration rights covering the resale of the shares of Common Stock underlying the Debenture as well as the related warrants issuable upon conversion of the Debenture. At December 31, 2002, there were $192,530 Convertible Debentures outstanding with a due date of August 2, 2004. During the quarter ended December 31, 2002, the investment company converted $30,000 of the debenture resulting in the issuance of 294,194 shares of common stock, and exercised related warrants for 2,941,950 shares. Funds for the conversion of the debentures and the exercise of warrants were $300,000 in cash received this quarter and $30,000 of funds previously paid, which had been reflected as a deposit as of June 30, 2002. The price per share paid by La Jolla during the quarter was $0.103.

              During the quarter, 593,634 shares of Common Stock were issued to certain holders of 12% Senior Notes due December 31, 2003, December 31, 2004, and December 31, 2005 in lieu of cash payment, for interest earned on the Notes during the quarter ended September 30, 2002. Such Note holders elected to receive Common Stock at the rate of one share per $0.20 of interest earned. Such Note holders also are entitled to receive 593,364 warrants to purchase Common Stock as part of their election to receive stock in lieu of interest. Such shares of Common Stock were issued pursuant to the exemption from registration set forth in Section 3(a)(9) of the Act. The Company, at its cost and expense, has agreed to register these shares under the Act for resale by the holder.

              In September 2002, the Company sold to an investor 2,000,000 shares at $0.12 per share, receiving $240,000 in proceeds. In addition, in October 2002, the Company granted to the investor warrants to purchase up to 2,000,000 shares at $.10 per share through November 30, 2002 (later extended until January 31, 2003, and if all of these warrants are exercised, the investor has been granted another identical warrant for 2,000,000 shares exercisable at any time through March 31, 2003. None of these warrants have been exercised. Such shares of Common Stock and warrants were issued pursuant to the exemption from registration set fort in Section 4(2) of the Act and Regulation D. The Company, at its cost and expense, has agreed to register these shares under the Act for resale by the holder.

                  In October 2002, the Company issued to Edwin R. Boynton, a Director, 50,000 shares in lieu of the 100,000 options granted to him in April 2002. The shares were issued at a price per share of $.___. The offering was exempt from the registration requirements of the Act pursuant to Section 4(2). The Company has agreed to prepare and file at its expense a registration statement covering the resale of the shares of Common Stock.

                  In October 2002, the Company sold to an investor 3,571,429 shares at $.07 per share and issued the following warrants: (1) warrants to purchase up to 7,142,858 shares at $.07 at any time for a five year period; and
(2) warrants to purchase up to 7,142,858 shares, at $.07 per share and up to 5,000,000 shares at $.10 per share, exercisable over a one year period. The offering is exempt from the registration requirements of the Act pursuant to
Section 4(2) and Rule 506 thereunder. We have agreed to register these shares for resale under the Act at our cost and expense.

              In October 2002, the Company sold to an investor 1,500,000 shares at $.10 per share and granted warrants to purchase up to 750,000 shares at $.15 per share at any time for five years. Within seven days following the effectiveness of the registration statement covering these shares, the Company has agreed to sell to the investor an additional 1,500,000 shares at $.10 per share and grant warrants to purchase up to 750,000 shares at the then closing price per share at any time for five years. The offering is exempt from the registration requirements of the Act pursuant to Section 4(2) and Rule 506 thereunder and is being offered and sold only to accredited investors. We have agreed to register these shares for resale under the Act at our cost and expense.

              In October 2002, the Company granted to the holders of the 12% senior notes warrants to purchase that number of shares equal to 75% of the dollar amount of the notes held by such holder. The total number of warrants was 10,360,025 and are exercisable at any time prior to November 30, 2002 (later extended to January 31, 2003). If the holder exercises all of such holder's warrants, the holder shall receive another identical warrant exercisable at any time prior to March 31, 2003. Through December 31, 2002, warrants were exercised for an aggregate of 5,371,637 shares resulting in $537,164 of proceeds. The offering is exempt from the registration requirements of the Act pursuant to
Section 4(2) and Rule 506 thereunder and is being offered and sold only to accredited investors. We have agreed to register these shares for resale under the Act at our cost and expense.

              In November 2002, the Company agreed to issue an aggregate of 1,480,000 shares to employees and consultants for services to be rendered. The shares were valued at $.16 per share. The offering is exempt from the registration requirements of the Act pursuant to Section 4(2). The Company has agreed to prepare and file at its expense a registration statement covering the resale of the shares of Common Stock.

              In December 2002, the Company issued an aggregate of 715,000 shares to 5 investors at $.10 per share for an aggregate of $71,500. The offering is exempt from the registration requirements of the Act pursuant to
Section 4(2) and Rule 506 thereunder and is being offered and sold only to accredited investors. The Company has agreed to prepare and file at its expense a registration statement covering the resale of the shares of Common Stock.

         ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

              (a)  Exhibits.
                     99.1 Certifications Pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    99.2 Certifications Pursuant to 18 U.S.C Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              (b)  Reports  on  Form  8-K.
                   None

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      USA TECHNOLOGIES, INC.

Date:  February 19, 2003           / s /
                              ------------------------------------------------
                               George R. Jensen, Jr., Chairman, Chief
                               Executive Officer

Date:  February 19, 2003        / s /
                               -----------------------------------------------
                               Leland P.  Maxwell,  Senior  Vice-President,
                               Chief  Financial Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

 Date: February 19, 2003          /s/ George R. Jensen, Jr.
       -----------------          -------------------------
                                  George R. Jensen, Jr., Chief Executive Officer

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

 Date: February 19, 2003            /s/Leland P. Maxwell
       -----------------            ----------------------
                                    Leland P. Maxwell, Chief Financial Officer