Form 10QSB
period 2003-03-31
USA TECHNOLOGIES INC
filed 2003-05-20
CIK 896429

U.S. SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 1O-QSB

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2003
                              --------------------------------

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
                                                        ------------------


Check whether the Registrant has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 20, 2003, there were 185,246,707 shares of Common Stock, no par value, outstanding.

                             USA TECHNOLOGIES, INC.


                                      INDEX

                                                                       PAGE  NO.

PART I - Financial Information

   ITEM 1. Financial Statements (Unaudited)

   Consolidated Balance Sheets - March 31, 2003 and June 30, 2002              2

   Consolidated Statements of Operations - Three and nine months ended
       March 31, 2003 and 2002                                                 3

   Consolidated Statement of Shareholders' Equity (Deficit) - March 31, 2003   4

   Consolidated Statements of Cash Flows - Nine months ended
       March 31, 2003 and 2002                                                 6

   Notes to Consolidated Financial Statements - March 31, 2003                 7

   ITEM 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                    15

   ITEM 3.  Controls and Procedures                                           23

PART II - Other Information

   ITEM 2.  Changes in Securities                                             24

   ITEM 6.  Exhibits and Reports on Form 8-K                                  25

   SIGNATURES                                                                 26

   CERTIFICATIONS                                                             27

                             USA Technologies, Inc.
                           Consolidated Balance Sheets

                                                                              March 31, 2003       June 30. 2002
                                                                                 (Unaudited)            (Note 2)
                                                                       ------------------------------------------
ASSETS:
Current assets:
   Cash and cash equivalents                                           $         573,828      $        557,970
   Accounts receivable, less allowance for uncollectible accounts of
     $71,000 at March 31, 2003 and $37,000 at June 30, 2002,
     respectively.                                                               444,435               340,293
   Inventory                                                                     687,719               877,814
   Prepaid expenses and other current assets                                     121,580               124,865
   Prepaid services                                                              884,475                     -
   Subscriptions receivable                                                      137,000                35,000
   Investment                                                                  2,081,559                     -
                                                                       ------------------------------------------
Total current assets                                                           4,930,596             1,935,942

Property and equipment, net                                                    1,500,986             1,932,427
Software development costs, at cost, less accumulated amortization of
   $3,869,808 at March 31, 2003 and $2,995,979 at June 30, 2002                1,456,379             2,330,207
Goodwill                                                                       6,800,827             6,800,827
Intangibles, less accumulated amortization of $255,500 at March 31,
   2003 and $36,500 at June 30, 2002                                           2,664,500             2,883,500
Other assets                                                                      19,394                29,117
                                                                       ------------------------------------------
Total assets                                                           $      17,372,682      $     15,912,020
                                                                       ==========================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Current liabilities:
   Accounts payable                                                    $       4,442,713      $      3,081,495
   Accrued expenses                                                            2,426,404             2,131,289
   Deposits                                                                      120,000               480,000
   Current obligations under long term debt                                      782,405               850,644
   Convertible Senior Notes                                                    2,063,524                     -
                                                                       ------------------------------------------
Total current liabilities                                                      9,835,046             6,543,428

Convertible Senior Notes, less current portion                                 7,537,951             6,289,825
Long term debt, net of current portion                                           374,624               762,085
Convertible debenture                                                             91,394                65,543
                                                                       ------------------------------------------
Total liabilities                                                             17,839,015            13,660,881

Shareholders' equity:
   Preferred Stock, no par value:
     Authorized shares--1,800,000
     Series A  Convertible  Preferred--Authorized  shares - 900,000
     Issued and outstanding shares- 527,832 at March 31, 2003 and
       529,282 at June 30, 2002 (liquidation preference of
       $11,231,507 at March 31, 2003)                                          3,738,892             3,749,158
   Common Stock, no par value:
     Authorized shares--300,000,000 at March 31, 2003 and 150,000,000 at June 30, 2002
     Issued and outstanding shares--131,880,995 at March 31, 2003 and
       66,214,188 at June 30, 2002                                            65,714,460            55,443,750
   Subscriptions receivable                                                            -              (149,750)
   Accumulated deficit                                                       (69,350,887)          (56,792,019)
   Accumulated other comprehensive loss                                         (568,798)                    -
                                                                       ------------------------------------------
Total shareholders' equity (deficit)                                            (466,333)            2,251,139
                                                                       ------------------------------------------
Total liabilities and shareholders' equity                             $      17,372,682      $     15,912,020
                                                                       ==========================================

See accompanying notes.

                             USA Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three months ended                     Nine months ended
                                                            March 31,                              March 31,
                                                -----------------------------------  ---------------------------------------
                                                      2003              2002                2003                2002
                                                -----------------------------------  ---------------------------------------
         REVENUES:
             Equipment sales                    $      307,598     $      233,875   $          880,545     $      598,980
             Product sales                              78,823                 -               357,703                 -
             Service and transaction fees              337,817            193,768              995,082            519,291
                                                -----------------  ----------------  -------------------  ------------------
         Total revenues                                724,238            427,643            2,233,330          1,118,271

         OPERATING EXPENSES:
             Cost of sales (including
                 amortization of software
                 development costs)                    717,773            201,774            2,057,173            611,805
             General and administrative              1,940,270          1,708,609            4,951,021          4,308,049
             Compensation                            1,082,736          1,426,173            2,767,168          3,155,986
             Depreciation and amortization             239,363             80,809              734,026            243,812
             Loss on debt modification                 959,352                 -               959,352                 -
                                                -----------------  ----------------  -------------------  ------------------
         Total operating expenses                   (4,939,494)        (3,417,365)         (11,468,740)        (8,319,652)
                                                -----------------  ----------------  -------------------  ------------------
                                                    (4,215,256)        (2,989,722)          (9,235,410)        (7,201,381)

         OTHER INCOME (EXPENSE):
             Interest income                             4,719              4,197               11,956             10,464
             Interest expense
                    Coupon or stated rate             (461,067)          (257,176)          (1,307,672)          (594,174)
                    Non-cash amortization of
                        debt discount                 (666,079)          (364,974)          (2,011,772)          (890,062)
                    Less: amount capitalized                 -            145,492                    -            492,658
                                                -----------------  ----------------  -------------------  ------------------
                Total interest expense              (1,127,146)          (476,658)          (3,319,444)          (991,578)
                                                -----------------  ----------------  -------------------  ------------------
         Total other income (expense)               (1,122,427)          (472,461)          (3,307,488)          (981,114)
                                                -----------------  ----------------  -------------------  ------------------
         Net loss                                   (5,337,683)        (3,462,183)         (12,542,898)        (8,182,495)
         Cumulative preferred dividends               (396,624)          (409,342)            (793,586)          (822,561)
                                                -----------------  ----------------  -------------------  ------------------
         Loss applicable to common shares       $   (5,734,307)    $   (3,871,525)   $     (13,336,484)   $    (9,005,056)
                                                =================  ================  ===================  ==================

         Loss per common share (basic and
         diluted)                               $        (0.05)    $        (0.11)   $           (0.15)   $         (0.30)
                                                =================  ================  ===================  ==================

         Weighted average number of common
         shares outstanding (basic and diluted)
                                                   115,488,581         35,931,050           91,491,804         30,186,045
                                                =================  ================  ===================  ==================

 See accompanying notes.

                             USA Technologies, Inc.
                   Statement of Shareholders' Equity (Deficit)
                                   (Unaudited)

                                            SERIES A                                                     ACCUMULATED
                                           CONVERTIBLE                                                      OTHER
                                            PREFERRED        COMMON     SUBSCRIPTIONS   ACCUMULATED   COMPREHENSIVE LOSS
                                              STOCK          STOCK        RECEIVABLE      DEFICIT                          TOTAL
                                         ------------------------------------------------------------------------------------------

 Balance, June 30, 2002                   $   3,749,158  $   55,443,750 $    (149,750)  $ (56,792,019)  $       -     $   2,251,139
 Conversion of 1,450 shares of
    Convertible Preferred Stock to
    1,450 shares of Common Stock                (10,266)         10,266              -               -               -            -
 Conversion of $15,970 cumulative
    preferred dividends into 1,597
    shares of Common Stock at $10.00                  -          15,970              -         (15,970)              -            -
    per share
 Issuance of 1,500,000 shares of Common
    Stock at $.10 per share, net of
    offering costs                                    -         123,000              -               -               -      123,000
 Issuance of 3,571,429 shares of Common
    Stock at $0.07 per share, net of
    offering costs                                    -         244,925              -               -               -      244,925
 Issuance of 15,000,000 shares of
    Common Stock in connection with
    investment in Jubilee Investment                  -       2,650,357              -               -               -    2,650,357
    Trust, net
 Issuance of 14,124,110 shares of
    Common Stock in connection with
    2003-A offering at $.10 per share                 -       1,412,411              -               -               -    1,412,411
 Exercise of 9,044,687 Common Stock
    warrants at $.10 per share                        -         904,469              -               -               -      904,469
 Issuance of 1,264,465 shares of Common
    Stock from the conversion of 2002-A
    Senior Notes                                      -         252,858              -               -               -      252,858
 Issuance of 495,421 shares of Common
    Stock from the conversion of $51,000
    of 9-3/4% debentures, and the related
    exercise of Common Stock Warrants to
    purchase 4,954,210 shares of Common
    Stock                                             -         561,000              -               -               -      561,000
 Issuance of 3,255,052 shares of Common
    Stock in exchange for payroll and
    professional services                             -         591,619        149,750               -               -      741,369
 Issuance of 2,000,000 shares of Common
    Stock at $0.12 per share                          -         240,000              -               -               -      240,000
 Issuance of 1,653,776 shares of Common
    Stock and related warrants in lieu
    of cash payment for interest on the
    12% Convertible Senior Notes                      -         444,618              -               -               -      444,618

                                              SERIES A                                                     ACCUMULATED
                                             CONVERTIBLE                                                      OTHER
                                              PREFERRED        COMMON     SUBSCRIPTIONS   ACCUMULATED   COMPREHENSIVE LOSS
                                                STOCK          STOCK        RECEIVABLE      DEFICIT                          TOTAL
                                           ----------------------------------------------------------------------------------------

   Debt discount relating to beneficial
      conversion on the 2002-A 12% Senior
      Notes                                             -       1,037,920            -               -               -   1,037,920
   Issuance of 8,288,016 shares in
      connection with the 2002-A 12%
      Senior Notes                                      -       1,696,862            -               -               -   1,696,862
   Issuance of 337,300 shares of Common
      Stock in connection with severance
      arrangements                                      -          78,075            -               -               -      78,075
   Other                                                -           6,360            -               -                       6,360
   Net loss                                                             -            -     (12,542,898)                (12,542,898)
   Unrealized loss on investment                                                                            (568,798)     (568,798)
                                                                                                                      ==============
   Total comprehensive loss                                                                                            (13,111,696)
                                           -----------------------------------------------------------------------------------------
   Balance, March 31, 2003                 $    3,738,892  $ 65,714,460   $         -   $  (69,350,887))$   (568,798) $   (466,333)
                                           =========================================================================================

         See accompanying notes.

                             USA Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Nine months ended March 31,
                                                                                        2003               2002
                                                                                 --------------------------------------
OPERATING ACTIVITIES
Net loss                                                                         $   (12,542,898)   $      (8,182,495)
Adjustments to reconcile net loss to net cash used in operating activities:
       Charges incurred in connection with the issuance of Common Stock,
            Common Stock Warrants, and Senior Notes                                      1,278,724          3,093,291
       Interest expense on the Senior Notes paid through the issuance of
            Common Stock                                                                   444,618            173,217
           Interest amortization related to Senior Notes and Convertible                                      890,062
            Debentures                                                                   1,950,244
       Depreciation                                                                        632,182            243,812
       Amortization                                                                      1,092,828                  -
       Loss on debt modification                                                           959,352                  -
       Changes in operating assets and liabilities:
          Accounts receivable                                                             (104,142)          (172,295)
          Inventory                                                                        190,095           (316,355)
          Prepaid expenses, deposits, and other assets                                      13,008            418,646
          Accounts payable                                                               1,361,218           (489,507)
          Accrued expenses                                                                 295,115             (9,578)
                                                                                 --------------------------------------
Net cash used in operating activities                                                   (4,429,656)        (4,351,202)

INVESTING ACTIVITIES
Purchase of property and equipment                                                        (200,741)           (59,427)
Increase in software development costs                                                           -         (2,238,771)
                                                                                 --------------------------------------
Net cash used in investing activities                                                     (200,741)        (2,298,198)

FINANCING ACTIVITIES
Net proceeds from issuance of Common Stock and
    exercise of Common Stock purchase warrants and options                               3,274,805          3,626,553
Net proceeds from issuance of Senior Notes and Convertible Debenture                     1,792,150          3,812,388
Net repayment of long term debt                                                           (412,912)           (11,153)
Repayment of the Senior Notes                                                                    -           (240,000)
Collection of subscriptions receivable                                                      35,000             24,000
Repayment of principal on capital lease obligations                                        (42,788)           (51,503)
                                                                                 --------------------------------------
Net cash provided by financing activities                                                4,646,255          7,160,285
                                                                                 --------------------------------------

Net increase in cash and cash equivalents                                                   15,858            510,885
Cash and cash equivalents at beginning of period                                           557,970            817,570
                                                                                 --------------------------------------
Cash and cash equivalents at end of period                                       $         573,828    $     1,328,455
                                                                                 ======================================

Supplemental disclosures of cash flow information:
     Conversion of Convertible Preferred Stock to Common Stock                   $          10,266    $       102,625
                                                                                 ======================================
     Conversion of Convertible Preferred Dividends to Common Stock               $          15,970    $       148,070
                                                                                 ======================================
     Conversion of Senior Notes to Common Stock                                  $         252,858    $       622,500
                                                                                 ======================================
     Cash paid for interest                                                      $         642,842    $       420,959
                                                                                 ======================================
     Subscriptions receivable outstanding                                        $         177,000    $        79,237
                                                                                 ======================================

     Purchase of investment in Jubilee through the issuance of Common Stock      $       2,650,357    $             -
                                                                                 ======================================

See accompanying notes.

                             USA TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       BUSINESS

USA Technologies, Inc., a Pennsylvania corporation (the Company), was incorporated on January 16, 1992. The Company provides unattended cashless payment/control systems and associated network and services for the copy, fax, debit card, smart card, personal computer, laundry, and vending industries. The Company's devices make available credit and debit card and other payment methods in connection with the sale of a variety of products and services. The Company's customers are principally located in the United States and are comprised of hotels chains, consumer package goods companies, and vending operators.

The Company offers the Business  Express and Business  Express  Limited  Service
(LSS) principally to the hospitality industry. The Business Express and Business Express Limited Service (LSS) combine the Company's business applications for computers, copiers and facsimile machines into a business center unit. The Company has developed its next generation of cashless control/payment systems (e-Port), which includes capabilities for interactive multimedia and e-commerce, acceptance of other forms of electronic payments and remote monitoring of host machine data and is being marketed and sold to operators, distributors and original equipment manufacturers (OEM) primarily in the vending industry.

The Company's wholly owned subsidiary, Stitch Networks Corporation (Stitch) designs and employs embedded connectivity solutions that enable network servers to monitor and control vending machines and appliances over the internet. On December 31, 2000, Stitch executed a Vending Placement, Supply and Distribution Agreement (the Kodak Agreement) with Eastman Kodak Company, Maytag Corporation and Dixie Narco, Inc., which formed a strategic alliance to market and execute a national vending program for the sale of one-time use camera and film products. The Kodak Agreement ends December 31, 2003. The Kodak Agreement also provides for exclusivity among the parties for the term of the Agreement relating to the sale of camera and film products from vending machines within the Continental United States. In May 2003, Stitch notified the parties to the Kodak Agreement that Maytag Corporation and Dixie Narco had breached the Kodak Agreement by failing to perform their various obligations thereunder (Note 7).


2.       ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. The consolidated balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and

                             USA TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.       ACCOUNTING POLICIES (CONTINUED)


footnotes required by generally accepted accounting principles for complete financial statements.

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

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of the net assets acquired from Stitch. Intangible assets include patents ($1,870,000) and trademarks ($1,050,000) acquired in the Stitch acquisition. Amortization of these intangibles is computed on the straight-line basis over 10 years. Amortization expense was $73,000 and $219,000 during the three and nine month periods ended March 31, 2003. At March 31, 2003, the expected amortization of the intangible assets is as follows: $73,000 in the fourth quarter of fiscal year 2003, $292,000 per year in fiscal year 2004 through fiscal year 2011, and $255,500 in fiscal year 2012.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other

                             USA TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.       ACCOUNTING POLICIES (CONTINUED)


Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company adopted SFAS No. 142 on July 1, 2002, however the non-amortization provisions of SFAS No. 142 for combinations initiated after June 30,2001 were applicable for the Company effective July 1, 2001.

The Company completed the required transitional impairment test of goodwill as of July 1, 2002, as prescribed in SFAS No. 142, during the quarter ended December 31, 2002 using a discounted cash flow analysis. The Company concluded that there was no impairment to goodwill as a result of this transitional test.

Investment

The Company accounts for investments in debt and equity securities under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classifications of securities at the time of purchase and reevaluates such designation as of each balance sheet date. The investment held by the Company consists of a United Kingdom Investment Trust, which is classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity in other comprehensive income (loss).

Revenue Recognition

Revenue from the sale of equipment is recognized on the terms of freight-on-board shipping point, or upon installation and acceptance of the equipment if installation services are purchased for the related equipment. Transaction processing revenue is recognized upon the usage of the Company`s cashless payment and control network. Service fees for access to the Company`s equipment and network services are recognized on a monthly basis. Product revenues are recognized from the sale of products from the Company`s vending machines upon purchase and acceptance by the vending customer.

Software Development Costs

The Company capitalizes software development costs after technological feasibility of the software is established and through the product`s availability for general release to the Company`s customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. During May 2000, the Company reached technological feasibility for the development of the e-Port product and related network and, accordingly, the Company commenced capitalization of software development costs related to this product. Costs capitalized were approximately $2,239,000 during the year ended June 30, 2002, which included capitalized interest of approximately $493,000 pursuant to SFAS No. 34, "Capitalization of Interest Costs".

                             USA TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.       ACCOUNTING POLICIES (CONTINUED)

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

During the fourth quarter of fiscal 2002, the e-Port product and related network became available for general release to the Company's customers. During the fourth quarter of fiscal year 2002, the Company performed an evaluation of the commercial success and preliminary market acceptance of the e-Port product and related network and as a result of this evaluation the Company wrote down $2,663,000 of software development costs related to the e-Port and the related network. The unamortized balance after the impairment charge is being amortized over an estimated useful life of two years. Amortization expense for the three and nine month periods ended March 31, 2003 was $291,376 and $873,828, respectively. Such amortization is reflected in cost of sales in the accompanying statements of operations.

Loss Per Common Share

Basic earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period plus the dilutive effect (unless such effect is anti-dilutive) of equity instruments. No exercise of stock options, purchase rights, stock purchase warrants, or the conversion of preferred stock cumulative preferred dividends or Senior Notes was assumed for all periods presented because the assumed exercise of these securities would be antidilutive.

Reclassification

Certain prior year amounts have been reclassified to conform with the March 31, 2003 consolidated financial statements.

Accounting for Stock Options

Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation", provides companies with a choice to follow the provisions of SFAS 123 in determination of stock-based compensation expense or to continue with the provisions of Accounting Principles Board Opinion No. 25 (APB 25). The Company has elected to follow the provisions of APB 25. Under APB 25, if the exercise price of the Company's stock options equals or exceeds the

                             USA TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.       ACCOUNTING POLICIES (CONTINUED)

market price of the underlying Common Stock on the date of grant, no compensation expense is recognized. Under SFAS No. 123, the fair value of the Company's stock options was estimated at the date of grant using a Black Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options vesting period. The effect of applying SFAS No.123 to the Company's stock-based awards results in the same net loss and net loss per common share for the three and nine month periods ended March 31, 2003 and 2002 on a pro-forma basis under SFAS No. 123 and under APB 25.


3.       FINANCING ACTIVITIES

During August 2001, the Company issued to an investment company a 9.75% $225,000 Convertible Debenture maturing August 2003. On June 18, 2002, the Debenture was increased by $100,000, the maturity date extended to August 2004, and the conversion rate was lowered (Amended Debenture). Interest is payable by the Company monthly in arrears. The Amended Debenture is convertible at the lower of $1.00 per share or 72% of the lowest closing bid price of the Common Stock during the 20 days preceding exercise. The investment company is limited to no more than 5% of the investment that is convertible during any month, on a cumulative basis. If on the date of conversion the closing bid price of the shares is $.40 or below, the Company shall have the right to prepay the portion being converted at 150% of the principal amount being converted. In such event, the investment company shall have the right to withdraw its conversion notice. At the time of conversion of the Debenture, the Company will issue to the investment company warrants to purchase an amount of Common Stock equal to ten times the number of shares actually issued upon conversion of the Debenture at the same conversion price as the Debenture. The warrants are exercisable at any time for two years following issuance and at the related conversion price of the Debenture. During the three and nine months ended March 31, 2003, the investment company converted $0 and $51,000, respectively of the Amended Debenture resulting in the issuance of 0 and 495,421 shares of Common Stock, respectively and exercised related warrants for 0 and 4,954,210 shares, respectively generating gross proceeds of $510,000. The investment company has paid the Company $120,000 towards a future exercise of Common Stock warrants which has been reflected in deposits at March 31, 2003.

During October 2002 the Company approved that for the quarterly interest payment made by the Company on the 12% Convertible Senior Notes (for September 30, 2002, December 31, 2002, and March 31, 2003), at the option of the note holder, the interest payment due can be used to purchase shares of the Company's Common Stock at a rate of $.20 per share. For each share purchased, the note holder shall also receive a warrant to purchase one share of the Company's Common Stock at $.20 per share exercisable at any time prior to June 30, 2004. During the three and nine month periods ended March 31, 2003, 530,818 and 1,653,776 shares respectively, were issued for payment of the quarterly interest payment, and identical numbers, respectively, of warrants to purchase Common Stock were issued to the note holders. The fair value of the warrants issued during the nine months ended March 31, 2003, of approximately $128,200 was determined using a Black Scholes Valuation Model and has been recorded as interest expense.

                             USA TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During October 2002, the Company authorized the issuance of 1,480,000 shares of its Common Stock to certain of its employees and consultants at the fair value of the underlying shares on the grant date. Such shares were issued for services performed or to be performed in subsequent periods. At March 31, 2003, $236,800 is reflected in prepaid services for the services that have not yet been performed related to these shares.

During October 2002, the Company granted to all of the holders of the 12% Convertible Senior Notes, 10,360,026 warrants to purchase Common Stock at $.10 per share. The total number of the warrants issued was equal to 75% of the dollar amount of the Senior Notes held by the note holders. The warrants are exercisable through November 30, 2002 (subsequently extended through May 31,
2003). Upon the exercise of this warrant by the Senior Note Holder, the Company granted an identical number of warrants to that note holder with an exercise price of $0.10 per share exercisable through May 31, 2003. Through March 31, 2003, the Senior Note Holders exercised a total of 5,436,259 Common Stock warrants (of the 10,360,026 warrants initially granted) generating gross proceeds to the Company of approximately $543,600. An additional 5,436,259 warrants were granted upon the exercise of the initial warrant to the note holders at March 31, 2003. Of these additional warrants, 855,965 were exercised as of March 31, 2003, generating gross proceeds to the Company of approximately $85,600 (See Note 7).

During December 2002, the Company authorized a Private Placement Offering ("2003-A") to sell up to 15,000,000 shares of the Company's restricted Common Stock at $.10 per share for a total offering of $1,500,000. Through March 31, 2003, 14,124,110 shares of Common Stock were issued for cash from this offering generating gross proceeds of $1,412,411. During May 2003, the Company's Board of Directors amended the offering to sell up to 70,000,000 shares of the Company's restricted Common Stock at $0.10 per share through May 31, 2003 (See Note 7).

On February 14, 2003 at the Annual Shareholders Meeting, the Company's shareholders approved an increase in the number of authorized shares of the Company's Common Stock from 200,000,000 shares to 300,000,000 shares.

In March 2003, the Company granted to the holders of the Senior Notes due in December 2003 (2000 Senior Notes) and due in December 2004 (2001 Senior Notes) the right to extend the maturity date of these Senior Notes to December 31, 2006 and December 31, 2007 respectively, in exchange for reducing the conversion rate on these notes from $1.25 per share (2000 Senior Notes) and $.40 per share (2001 Senior Notes) respectively to $.20 per share. Through March 31, 2003, $1,352,000 of the 2000 Senior Notes and $2,094,000 of the 2001 Senior Notes have been extended through December 31, 2006 and December 31, 2007, respectively. Subsequent to March 31, 2003 and through May 19, 2003, an additional $1,403,500 of the 2000 and $1,174,000 of the 2001 Senior Notes have been extended through December 31, 2006 and December 31, 2007, respectively. Accordingly, for all Senior Note holders who have agreed to the modification, such amounts have been reflected as long term in the accompanying March 31, 2003 consolidated balance sheet.

The modification of the 2000 and 2001 Senior Notes was deemed a substantial modification of the terms of the Senior Notes and, accordingly, the Company expensed $959,352 of unamortized debt discount and other issuance costs remaining on the modified Senior Notes as of March 31, 2003. Such amount has been reported as a loss from operations during the three and nine month periods ended March 31, 2003.

In March 2003, the Company issued warrants to an investment company to purchase up to 9,000,000 shares at $.10 per share. The warrants expire as follows:
3,000,000 on the three month anniversary of the date of effectiveness of the Registration Statement covering the shares; 3,000,000 on the six month anniversary of the date of effectiveness of the Registration Statement covering the shares; and 3,000,000 on the nine month anniversary of the date of effectiveness of the Registration Statement covering the shares. The warrants may not be exercised without the Company's consent on any date on which the closing price of our shares is less than $.40.

4.       INVESTMENT IN JUBILEE INVESTMENT TRUST, PLC

During February 2003, the Company issued 15,000,000 shares of its Common Stock to Jubilee Investment Trust, PLC (Jubilee), a United Kingdom investment trust whose shares trade on the London Stock Exchange. Jubilee is a newly established investment trust set up to invest in securities traded on a range of public markets, primarily in the United Kingdom. The shares issued to Jubilee were issued at fair value ($0.19 per share), net of a common stock commission of $199,500 to an investment banker, for a net investment in the amount of $2,650,357. Jubilee issued to the Company an equivalent number of Jubilee shares (1,739,091 shares of Jubilee at a price per share valued at One British Pound which was the initial public offering price per share for the Jubilee shares). At March 31, 2003, the 1,739,091 shares of Jubilee were valued at $2,081,559, based on a fair market value of 76 pence per share of Jubilee. The unrealized loss on the investment is reflected in other comprehensive loss at March 31, 2003.

The Jubilee shares issued to the Company are admitted to listing on the London Stock Exchange under the symbol JIT. The Company has agreed not to sell the Jubilee shares for a period of 90 days from January 24, 2003, and to sell a maximum of 10% of the Jubilee shares during each month thereafter. Jubilee has agreed not to sell the Company's shares for a period of two years from the date of issuance unless the Company agrees otherwise.

5.         LONG-TERM DEBT

At December 31, 2002, Stitch has a $1.5 million bank facility available (the Facility) to fund the purchase of vending machines placed at locations where Kodak film products are sold. Borrowings are made from time to time under the Facility, with repayment schedules set at the time of each borrowing, including equal monthly payments over 36 months and an interest rate based upon 495 basis points over the three year U.S. Treasury Notes. Stitch has granted the bank a security interest in the film products vending machines. Repayment of principal is also insured by a Surety Bond issued by a third-party insurer in exchange for an initial fee paid by Stitch. At March 31, 2003, $915,000 is outstanding under this Facility.

Stitch also has outstanding working capital loans, of which approximately $167,000 is outstanding, at March 31, 2003 and bears interest at 6.75%. On July 26, 2002, August 29, 2002, September 27, 2002, October 31, 2002, February 3,
2003, and February 19, 2003, the bank agreed to extend the due date of these working capital until September 1, 2002, October 1, 2002, November 1, 2002,

December 1, 2002, March 1, 2003, and March 17, 2003, respectively, under several forbearance agreements. In connection with these extensions, Stitch paid $3,000 of fees to the bank. The Company is currently in default under this loan agreement.

6.         STOCK OPTIONS AND STOCK WARRANTS

The Company has granted options to employees and its Board members to purchase shares of Common Stock at or above fair market value. The option term and vesting schedule are established by the contract that granted the option. As of March 31, 2003, there were 3,317,485 options outstanding to purchase Common Stock at exercise prices ranging from $0.165 to $5.00 per share, all of which were fully vested; and there were 39,066,803 fully vested warrants to purchase Common Stock at exercise prices ranging from $0.10 to $4.00 per share.

7.        SUBSEQUENT EVENTS

Subsequent to March 31, 2003 and through May 20, 2003, approximately 6.3 million Common Stock warrants expiring on May 31, 2003, were exercised at $.10 per share by the 12% Senior Note Holders generating gross proceeds of approximately $630,000. Additionally, the Company issued an aggregate of approximately 37 million shares in the 2003-A Private Placement Offering at $.10 per share generating gross proceeds of approximately $3.7 million. The 2003-A offering and sale of the shares was exempt from registration under Section 4(2) of the Act and Rule 506 promulgated thereunder.

The Company also issued shares and Common Stock Warrants in connection with two additional private placement offerings subsequent to March 31, 2003. The Company issued 1,000,000 shares of restricted stock to an investor at $.10 per share generating gross proceeds of $100,000, as well as warrants to purchase up to 4,000,000 shares of restricted stock at $.10 per share through June 30, 2003 to the same investor. The Company issued 2,500,000 shares of restricted stock to another investor at $.10 per share generating gross proceeds of $250,000.

In April and May 2003, the Board of Directors authorized the payment of $419,900 over the following six months to its five executive officers. The payments are to assist in the 2002 tax liability incurred by the executives due to Common Stock bonuses received in calendar year 2002.

In May 2003, the Company notified the former stockholders of Stitch that they had among other things breached a representation and warranty in the Agreement and Plan of Merger. As a result thereof, the Company has asserted that all of the 4,800,000 shares of the Company's common shares held in escrow, as well as all of the remaining 17,962,341 common shares of the Company issued to the former stockholders as part of the transaction should be cancelled.

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

REVENUE RECOGNITION

Revenue from the sale of equipment is recognized on the terms of freight-on-board shipping point, or upon installation and acceptance of the equipment if installation services are purchased for the related equipment. Transaction processing revenue is recognized upon the usage of the Company's cashless payment and control services and network. Service fees for access to the Company's equipment and network are recognized on a monthly basis. Product revenues are recognized from the sale of products from the Company's vending machines upon purchase and acceptance by the vending customer.


SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. During May 2000, the Company reached technological feasibility for the development of the e-Port control system and related network and, accordingly, the Company commenced capitalization of software development costs related to this product. Costs capitalized were approximately $2,239,000 during the year ended June 30, 2002. Amortization of software development costs commence when the product becomes available for general release to customers. Amortization of software development costs will be calculated as the greater of the amount computed using
(i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product. Amortization of such costs commences when the product becomes available for general release to it customers. The Company reviews the unamortized software development costs at each balance sheet date and, if necessary, will write down the balance to net realizable value if the unamortized costs exceed the net realizable value of the asset.

During the fourth quarter of fiscal 2002, the e-Port product and related network became available for general release to the Company's customers. The Company performed an evaluation of the commercial success and preliminary market acceptance of the e-Port product and network during the fourth quarter. As a result the Company wrote down to its net realizable value $2,663,000 of software development costs. The unamortized balanced is being amortized over an estimated useful life of two years. Amortization expense during the three and nine month periods ended March 31, 2003, was $291,276 and $873,828 respectively. Such amortization is reflected in cost of sales.

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over fair value of the net assets acquired from Stitch in May 2002. Intangible assets include patents ($1,870,000) and trademarks ($1,050,000) acquired in the Stitch acquisition. Amortization of intangible assets is computed on the straight-line basis over 10 years. Amortization expense was $73,000 and $219,000 during the three and nine-month periods ended March 31, 2003, respectively. At March 31, 2003, the expected amortization of the intangible assets is as follows: $73,000 in the fourth quarter of fiscal year 2003, $292,000 per year in fiscal year 2004 through fiscal year 2011 and $255,500 in fiscal year 2012.

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

The Company completed the required transitional impairment test of goodwill as of July 1, 2002, as prescribed in SFAS No. 142, during the quarter ended December 31, 2002 using a discounted cash flow analysis. The Company concluded that there were no goodwill impairment indicators to be recorded as a result of this transitional test.

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

RESULTS OF OPERATIONS

For the three  months  ended March 31, 2003 versus the three  months ended
--------------------------------------------------------------------------
March 31, 2002
--------------

The three month period ended March 31, 2003 resulted in a net operating loss of $5,337,683 compared to a net loss of $3,462,183 for the comparable quarter in the prior fiscal year. Losses are projected to continue until sufficient revenue is generated from equipment, product sales and service and transaction fees from the Company's proprietary technology.

Revenues for the three month period ended March 31, 2003 were $724,238, an increase of $296,595 or 69% from the prior year's fiscal quarter ended March 31, 2002. This increase in revenues is primarily due to the product revenues and service and transaction fees relating to Stitch Networks Corporation, which accounted for approximately $234,000 of the revenue increase. The remaining increase was due to equipment sales of e-Port and Business Express. The Company is continually increasing its sales efforts to sell e-Ports and its Business Express products.

Overall, operating expenses for the three month period ended March 31, 2003 were $4,939,494, representing a $1,522,129 or 45% increase over the prior period. The significant increases in each category were as follows:

The increase of $515,999 or 256% in cost of sales is due primarily to the inclusion of amortization of software development costs of $291,376 during the quarter in cost of sales, as well as to the cost of product relating to increased product sales.

The increase in general and administrative expenses was $231,661 or 14%. This increase is due to changes in the following expenses: product development increase of $99,000 relating to the network; telephone expense increase of $60,000 primarily due to Stitch Network operations; legal expense increase of $55,000 for corporate activity required to grow and maintain our business; professional fee increase of $39,000, primarily for auditing and accounting fees; consulting, promotion and public relations decrease of $10,000 for reduced corporate and investor relations services. We have continued to utilize consultants for general business activities, including network services, and have attempted whenever possible to pay for these services on a non cash basis through the issuance of debt and equity instruments.

Compensation expense decreased $343,437 or 24% from the comparable three month period last year. This decrease is principally due to a decrease in bonus expenses during the three months ended March 31, 2003 versus the three months ended March 31, 2002.

Depreciation and amortization expense increased by $158,554 in this quarter, which is directly attributable to increased depreciation expense resulting from assets acquired in the Stitch acquisition.

The Company incurred a charge this quarter relating to the modification of debt terms for certain of the 1999 and 2000 Senior Notes in the amount of $959,352. There was no such comparable charge in the same quarter of the prior year. This charge relates to the unamortized debt discount remaining for the Senior Notes maturing in December 2003 and December 2004 whose conversion and maturity terms were modified. The Company offered these note modifications to the Note holders, and recognized the related non-cash charge to operations in order to manage short-term cash flows.

Interest expense increased by $650,488, due to an increase in Senior Notes carried by the Company to finance its operations. A significant portion of interest expense is the amortization of the non-cash debt discount.

For the nine months  ended March 31, 2003 versus the nine months ended
----------------------------------------------------------------------
March 31, 2002
--------------

The nine month period ended March 31, 2003 resulted in a net operating loss of $12,542,898 compared to a net loss of $8,182,495 for the comparable period in the prior fiscal year. Losses are projected to continue until sufficient revenue is generated from equipment, product sales and service and transaction fees from the Company's proprietary technology.

Revenues for the nine month period ended March 31, 2003 were $2,233,330, an increase of $1,115,059 or 100% from the nine month period ended March 31, 2002. This increase in revenues is primarily due to the product revenues and service and transaction fees relating to Stitch Networks Corporation, which accounted for approximately $895,000 of the revenue increase. The remaining increase was due to equipment sales of e-Port and Business Express. The Company is continually increasing its sales efforts to sell e-Ports and its Business Express products.

Overall, operating expenses for the nine month period ended March 31, 2003 were $11,468,740, representing a $3,149,088 or 38% increase over the prior period. The significant increases in each category were as follows:

The increase of $1,445,368 or 236% in cost of sales is due primarily to the inclusion of amortization of software development costs of $873,828 in cost of sales as well as the cost of product relating to sales of Stitch Networks
Corporation. The remaining increase in cost of sales is attributable to the increase in e-Port sales.

The increase in general and administrative expenses was $642,972 or 15%. This increase is due to changes in the following expenses: product development increase of $848,000 for work on the network; telephone expense increase of $255,000 primarily due to Stitch Network operations; legal expense increase of $188,000 for corporate activity required to grow and maintain our business; insurance increase of $86,000 primarily for director and officer coverage; consulting and promotion expense decrease of $639,000 for reduced corporate and investor relations services. We have continued to utilize consultants for general business activities, including network services, and have attempted whenever possible to pay for these services on a non cash basis through the issuance of debt and equity instruments.

Compensation expense decreased $388,818 or 12% from the comparable nine month period last year. This decrease is due to a decrease in bonus expenses during the nine months ended March 31, 2003 versus the nine months ended March 31, 2002.

Depreciation and amortization expense increased by $490,214 for the nine month period ending March 31, 2003, which is directly attributable to increased depreciation expense resulting from assets acquired in the Stitch acquisition.

The Company incurred a charge during the nine months ended March 31, 2003 relating to the modification of debt terms for certain 1999 and 2000 Senior Notes in the amount of $959,352. There was no such comparable charge during the same period in the prior year. This charge relates to the unamortized debt discount remaining for the Senior Notes maturing in December 2003 and December 2004 whose conversion and maturity terms were modified. The Company offered these note modifications (e.g. extended maturity dates), and recognized the related non-cash charge to operations in order to manage short-term cash flows.

Interest expense increased by $2,327,866, due to the greater debt carried by the Company to finance its operations. A significant portion of interest expense is the amortization of non-cash debt discount.

PLAN OF OPERATIONS

At March 31, 2003 we had a total of 1,753 TransActs and e-Ports at various hotels, vending machines and amusement theme parks located throughout the United States and Canada. During the nine months ended March 31, 2003, revenues generated from equipment sales of Business Express and related hospitality offerings were approximately $546,000. These revenues were a result of USA's sales of the equipment with various hotel chains, directly and through distributors. Hospitality related service fees for nine months ended March 31, 2003 were $250,000, and transaction processing fees were $229,000.

In May 2002, we acquired Stitch to increase product offerings and the related revenues. These revenues would include product revenues based on purchases of cameras and film and the related monthly service fees. Additionally, certain Stitch personnel which the Company believed would enhance its business were also acquired. Since we acquired Stitch, we have eliminated a substantial number of former Stitch employees, combined technologies, consolidated facilities and reduced duplicative operating expenses.

During the nine months ended March 31, 2003, the costs incurred in the ongoing maintenance of our network were reduced by approximately $500,000. The costs saved in eliminating the Stitch employees were approximately $500,000 per year.

In March 2002, the Company signed an agreement with MEI (Mars Electronics), a world leader in the manufacturing of electronic coin mechanisms and dollar bill acceptors for the vending industry. MEI has agreed to sell and distribute an MEI branded cashless payment system to be developed by the Company, as part of its portfolio of vending solutions. Commercial availability is planned for spring 2003 and no revenues have been generated from this arrangement to date.

The Company's Vending Machines for the Kodak Program are purchased from Dixie Narco and the film and cameras are purchased directly from Eastman Kodak Company. Product revenues through the nine months ended March 31, 2003 were approximately $358,000. In addition, during this period, service and transaction fee revenues were approximately $993,000 related to this program. In May 2003, the Company notified the parties to the Kodak Agreement that Maytag Corporation and Dixie Narco had breached the Kodak Agreement by failing to perform their various obligations thereunder.

In October 2002, the Company signed a Strategic Alliance Agreement with ZiLOG Corporation, a semiconductor company which is a supplier of microprocessors to the retail point of sale industry. The agreement allows the Company`s proprietary network software (USAlive) to be embedded on a chip produced by ZiLOG. The Company would license its software to the purchaser and would receive a fee from the licensing of each such chip. A second revenue stream could be generated when those who buy the retail point of sales terminals begin to use them, because they could elect to use the USA network which is embedded on the chip. To date, no products have been available for commercial use and accordingly, no revenues have been generated.

In laundry, American Sales Inc. (ASI) signed a five year agreement to purchase units of Stitch`s e-Suds laundry solution for their university locations in the Midwest. The agreement provides that if ASI purchases at least 9,000 units over the contract period, then ASI shall have exclusive rights to the units in Ohio, Kentucky, Indiana, Michigan and Marshall University. To date, ASI has not purchased any units.

e-Port(TM) is being used for a pilot of a McDonald's-Coca Cola "Combo Machine" vending program and ten e-Ports were purchased for this pilot program. The project entails combining a new McDonalds(R) branded French fry vending machine, with a traditional 20 oz. Coca-Cola(R) vending machines. USA Technologies' e-Port solution provides both the credit card vending payment solution, which includes both the hardware and associated credit card processing/settlement services, and the back end web-based sales data reporting services.

Working with Masterfoods USA, a division of Mars Incorporated -- e-Port has been installed on a pilot program with M&M(R) branded candy and ice cream machines in multiple locations in the New York market. No revenues have been generated to date.

The Company, working in concert with Canteen(R) Vending Services (a division of Compass PLC) just completed the installation of 30 e-Ports with Walt Disney World(R) Resorts as part of a pilot program. No revenues have been generated to date.

Certain locations of the Sony(R) Digital Photo Kiosk Program have connected to the Company's network for cashless transactions, financial and data services as part of a pilot program. No revenues have been generated to date.

The Company has been providing e-Port hardware and network services to Kraft Foods(R), in order to support Kraft's expansion into branded food and beverage vending. Multiple pilot locations are now in place in the New York City and Chicago markets - vending a number of well-known Kraft brands. No revenues have been generated to date.

During the quarter ended March 31, 2003, the Company was issued three United States patents bringing the total as of the end of the quarter to twenty issued, twenty-one allowed, and forty-one pending. Although the Company has not done so to date, in the future it may be able to procure license agreements for its patents.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred losses of $17.3 million and $12.5 million during the fiscal year ended June 30, 2002, and for the nine months ended March 31, 2003, and cumulative losses from inception through March 31, 2003 amounting to $65.8 million. At March 31, 2003 the Company's working capital deficit is $4,904,450. The Company will require additional debt or equity financing for its operations which may not be readily available. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that the funds available at March 31, 2003 combined with fund raising activities that have occurred subsequent to March 31, 2003 and through the current date, the anticipated revenues to be generated during the remainder of fiscal year 2003, the potential capital to be raised from the exercise of the Common Stock Purchase Warrants, the funds anticipated to be received in current and future private placements, and the ability to reduce anticipated expenditures, will allow the Company to continue as a going concern. In this regard, cash deposited subsequent to March 31, 2003 and through May 20, 2003 from the sale of shares and the exercise of warrants amounted to approximately $4.7 million. Beyond this, the Company has received signed subscription documents for the remainder of the $7 million 2003-A offering. Additional cash expected to be received in the near future pursuant to completing this offering would amount to approximately $1.7 million.

During the nine months ended March 31, 2003 the Company used cash of approximately $690,000 per month in its operations and plans to reduce that rate to approximately $600,000 per month in the near future.

The Company's current liabilities at March 31, 2003 of $9.8 million principally consist of outstanding long-term debt in the amount of approximately $782,000, accounts payable of $4.4 million, accrued expenses of $2.4 million and $2.0 million of the face amount of Senior Notes maturing in December 2003. Of this amount $2.6 million of such current liabilities related to the Company's wholly owned subsidiary, Stitch Networks Corporation. Of the $4.4 million of accounts payable, $2.7 million is outstanding greater than 60 days. The Company works with its vendors on a continuous basis to reduce the outstanding payable balances. The significant working capital deficit is symptomatic of the urgency of our capital needs. In addition, the time and attention given by management to satisfying our working capital deficit detracts from management's pursuit of development and sales of our products.

At March 31, 2003, the Company has a $1.5 million borrowing facility available (the Facility) to fund the purchase of vending machines placed at locations where Kodak film products are sold. Borrowings are made from time to time under the facility, with repayment schedules set at the time of each borrowing, including equal monthly payments over 36 months and an interest rate based upon 495 basis points over the three year U.S. Treasury Notes. The Company has granted the bank a security interest in the film products vending machines. Repayment of principal is also insured by a Surety Bond issued by a third-party insurer in exchange for an initial fee paid by the Company. Subsequent to June 30, 2002, the Company has not borrowed any additional funds under this facility and the balance outstanding is $915,000 at March 31, 2003. The Company is current on its payment terms for this facility. The Company is currently in default on a working capital loan acquired in connection with the Stitch acquisition that has an outstanding balance of $167,000 at March 31, 2003.

In March 2003 the Company granted to the holders of the 2000 Senior Notes due in December 2003 and the 2001 Senior Notes due in December 2004 the right to extend the maturity date of such notes to December 31, 2006 and December 31, 2007, respectively in exchange for the conversion rate on these notes from $1.25 and $0.40 per share respectively to $.20 per share. Management anticipates that substantially all of the note holders will accept this modification and, accordingly, the Company does not believe it will require any substantial amounts of cash to fund these obligations at their maturity dates of December 31, 2003 and 2004. As of May 15, 2003, approximately $2.75 million (of a total of $5.0 million) of the 2000 Senior Notes have been extended to December 31, 2006 and $3.3 million (of a total of $4.6 million) of the 2001 Senior Notes have been extended to December 31, 2007.

We currently have limited cash resources and liquidity, and must continue to raise funds through sales of our securities in order to continue business operations. For the next twelve months, the Company anticipates that it would require cash of $7.2 million for funding of business operations ($600,000 per month) and $8.0 million to pay accrued and unpaid liabilities over 60 days as of March 31, 2003 (consisting of $2.7 million of accounts payable, $2.4 million of accrued expenses, $2.1 million of Senior Notes maturing in December 2003, and $.8 million of current obligations under long-term debt) for a total funding requirement of $15.2 million.

After subtracting $1.7 million of certain current assets as of March 31, 2003 (consisting of cash, accounts receivable and inventory) and the $4.7 million raised by us through May 20, 2003 from the sale of shares and exercise of our common stock warrants, we anticipate our additional cash needs for the next twelve months to be $8.8 million.

Of this $8.8 million of required capital, we anticipate raising $2.5 million from the existing in the money warrants, $1.4 million from existing subscriptions to the 2003-A offering, and $2.2 million from the sale of Jubilee shares acquired in February 2003. The balance of $2.7 million is anticipated to be raised by us from the sales of additional securities during the calendar year. To the extent that the shares of Jubilee do not result in the anticipated proceeds, or to the extent that less warrants are exercised than anticipated, we would have to sell additional securities. The funds required to be raised through the sales of additional securities would be reduced by the cash, if any, generated from our operations during the year, and the continued reductions, if any, in our operating costs associated with the Stitch business operations. To the extent that we are unable to generate sufficient cash as outlined above, we intend to pay our current operating expenses and will attempt to continue to negotiate with our past due creditors.

During August 2001, the Company issued to La Jolla Cove Investors a $225,000 (increased by $100,000 on June 18, 2002) Convertible Debenture bearing 9 3/4 percent interest with a maturity date of August 2, 2003. Interest is payable by the Company monthly in arrears. The Debenture is convertible at the lower of $1.00 per share or 80% (later lowered to 72%) of the lowest closing bid price of the Common Stock during the 20 days preceding exercise. La Jolla is limited to no more than 5% of the investment that is convertible during any month. If on the date of conversion the closing bid price of the shares is $.40 or below, the Company shall have the right to prepay the portion being converted at 150% of the principal amount being converted. In such event, La Jolla shall have the right to withdraw its conversion notice. At the time of conversion of the Debenture, the Company has agreed to issue to La Jolla warrants to purchase an amount of Common Stock equal to ten times the number of shares actually issued upon conversion of the Debenture. The warrants are exercisable at any time for two years following issuance and at the related conversion price of the Debenture. The Company has filed at its expense a registration statement covering the resale of the shares of Common Stock underlying the Debenture as well as the related warrants issuable upon conversion of the Debenture. At June 30, 2002, there were $243,000 Convertible Debentures outstanding with a due date extended (by Agreement on June 18, 2002) to August 2, 2004. Subsequent to June 30, 2002 and through March 31, 2003, La Jolla converted $51,000 of Debentures into 495,421 shares of Common Stock and exercised Warrants at an average price of approximately $.103 per share to purchase 4,954,210 shares of Common Stock. Total proceeds for the warrants were $510,000, for which the Company received cash proceeds of $350,000 and utilized a previously received deposit of $160,000.

In March 2003, we issued warrants to La Jolla Cove Investors, Inc. to purchase up to 9,000,000 shares at $.10 per share. The warrants expire as follows:
3,000,000 on the three month anniversary of the date of effectiveness of the registration statement covering these shares; 3,000,000 on the 6 month anniversary of the date of effectiveness of the registration statement covering these shares; and 3,000,000 on the nine month anniversary of the date of effectiveness of the registration statement covering these shares. The warrants may not be exercised without our consent on any date on which the closing price of our shares is less than $.40. We have agreed to register the shares underlying the warrants for resale under the Act for a period of one year. The warrants were offered and sold to La Jolla pursuant to the exemption from registration set forth in Section 4(2) of the Act.

During the last quarter of fiscal 2003, the Company anticipates expensing additional expenditures of approximately $0.3 million for enhancements to its software development on its network.

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

In March 2003, we issued warrants to La Jolla Cove Investors, Inc. to purchase up to 9,000,000 shares at $.10 per share. The warrants expire as follows:
3,000,000 on the three month anniversary of the date of effectiveness of the registration statement covering the shares; 3,000,000 on the six month anniversary of the date of effectiveness of the registration statement covering the shares; and 3,000,000 on the nine month anniversary of the date of effectiveness of the registration statement covering the shares. The warrants may not be exercised without our consent on any date on which the closing price of our shares is less than $.40. We have agreed to register the shares underlying the warrants for resale under the Act for a period of one year. The warrants were offered and sold to La Jolla pursuant to the exemption from registration set forth in Section 4(2) of the Act.

During the quarter ended March 31, 2003, 530,818 shares of Common Stock were issued to certain holders of 12% Senior Notes due December 31, 2003, December 31, 2004, and December 31, 2005 in lieu of cash payment, for interest earned on the Notes during the quarter ended March 31, 2002. Such Note holders elected to receive Common Stock at the rate of one share per $0.20 of interest earned. Such Note holders also are entitled to receive 530,818 warrants to purchase Common Stock at $.20 per share at any time prior to June 30, 2004 as part of their election to receive stock in lieu of interest. Such shares of Common Stock were issued pursuant to the exemption from registration set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. The Company, at its cost and expense, has agreed to register these shares under the Act for resale by the holder.

In October 2002, the Company granted to the holders of the 12% Senior Notes warrants to purchase that number of shares equal to 75% of the dollar amount of the notes held by such holder. The total number of warrants was 10,360,025 and are exercisable at any time prior to November 30, 2002 (later extended to May 31, 2003). If the holder exercises all of such holder's warrants, the holder shall receive another identical warrant exercisable at any time prior to May 31, 2003. Through March 31, 2003, warrants were exercised for an aggregate of 6,292,224 shares resulting in $629,200 of proceeds. The offering is exempt from the registration requirements of the Act pursuant to Section 4(2) and Rule 506 thereunder and is being offered and sold only to accredited investors. We have agreed to register these shares for resale under the Act at our cost and expense for a period of two years.

During February 2003, the Company issued 15,000,000 shares of its Common Stock to Jubilee Investment Trust, PLC (Jubilee), a United Kingdom investment trust whose shares trade on the London Stock Exchange. Jubilee is a newly established investment trust set up to invest in securities traded on a range of public markets, primarily in the United Kingdom. The shares issued to Jubilee were at fair value ($0.19 per share), net of a stock commission of $199,500 to an investment banker for a net investment of $2,650,357. Jubilee issued to the Company an equivalent number of their shares (1,739,091 shares of Jubilee at a price per share valued at One British Pound which was the initial public offering price per share for the Jubilee shares). At March 31, 2003, the 1,739,091 shares of Jubilee were valued at $2,081,559, based on a fair market value of 76 pence per share of Jubilee. The unrealized loss is reflected in other comprehensive loss at March 31, 2003.

The shares issued to Jubilee by USA Technologies were issued pursuant to the exemption from registration set forth in Section 4(2) of the Act. The Jubilee shares issued to USA Technologies are admitted to listing on the London Stock

Exchange under the symbol JIT. At the present time, there is not an established trading market for Jubilee shares. USA Technologies agreed not to sell the Jubilee shares for a period of 90 days from January 24, 2003, and to sell a maximum of 10% of the Jubilee shares during each month thereafter. Jubilee has agreed not to sell USA Technologies` shares for a period of two (2) years from the date of issuance unless USA Technologies agrees otherwise.

During the three months ended March 31, 2003, the Company sold 13,149,110 shares at $.10 per share as part of its 2003-A Private Placement. The shares were sold to 118 accredited investors and were issued pursuant to the exemption from registration set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. We have agreed to use our best efforts to register these shares for resale by the holder thereof under the Act for a period of two years.

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



                                                    USA TECHNOLOGIES, INC.

Date:  May 20, 2003                       /s/ George R. Jensen, Jr.
                                          --------------------------------------------------------------
                                          George R. Jensen, Jr., Chairman, Chief Executive Officer

Date:  May 20, 2003                       /s/ Leland P. Maxwell
                                          --------------------------------------------------------------
                                          Leland P. Maxwell, Sr. Vice-President, Chief Financial Officer

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

 Date: May 20, 2003               /s/ George R. Jensen, Jr.
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

 Date: May 20, 2003                  /s/ Leland P. Maxwell
       --------------                ----------------------
                                     Leland P. Maxwell, Chief Financial Officer