Form 10KSB
period 2003-06-30
USA TECHNOLOGIES INC
filed 2003-10-14
CIK 896429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended June 30, 2003         Commission file number: 33-70882

                                       OR

          [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                 For the transition period from ______ to ______

                             USA TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Pennsylvania                               23-2679963
                ------------                               ----------
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)

                100 Deerfield Lane, Suite 140, Malvern, PA. 19355
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (610)-989-0340
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
         (Securities registered under Section 12(b) of the Exchange Act)

                           COMMON STOCK, NO PAR VALUE
      (Securities registered pursuant to Section 12(g) of the Exchange Act)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to for such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, of regulations S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

Transitional Small Business Disclosure Format Yes [ ] No [X]

Registrant's total revenues for its most recent fiscal year..........$2,853,068.


As of October 10, 2003, there were outstanding 282,432,753 shares of Common Stock, no par value.



The Company's voting securities are traded on the Over the Counter (OTC) Electronic Bulletin Board. The aggregate market value of the company's voting securities held by non-affiliates of the Registrant was $98,739,673 on October 10, 2003 based upon the closing price of the Registrant's Common Stock on that date.

                                TABLE OF CONTENTS

Part I                                                                          Page
------                                                                          ----
         Item  1. Business                                                      3

               2. Properties                                                    11

               3. Legal Proceedings                                             11

               4. Submission of Matters to a Vote of Security Holders           12


Part II

         Item  5. Market for the Registrant's Common Equity and
                  Related Stockholder Matters                                   13

               6. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                     16

               7. Financial Statements                                          28

               8. Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                      29


Part III

         Item  9. Directors and Executive Officers of the Registrant;
                  Compliance with Section 16(a) of the Exchange Act             29

              10. Executive Compensation                                        31

              11. Security Ownership of Certain Beneficial Owners
                  and Management                                                35

              12. Certain Relationships and Related Transactions                39


Part IV

         Item 13. Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K                                                      40

              14. Controls and Procedures                                       49

                             USA TECHNOLOGIES, INC.

                                     PART I

Item 1. BUSINESS

USA Technologies, Inc., a Pennsylvania corporation (the "Company"), was founded in January 1992. Currently, the Company's core business is its cashless payment and control network. The equipment component of the network consists of the Company's client devices, e-Port and TransAct, and any associated equipment such as copiers, computers or vending machines. When sold to hotels, the TransAct plus office equipment is called the Business Express(R). The e-Port or TransAct client device allows a consumer to use a credit card to make a purchase from host equipment such as copiers, computers or vending machines and gathers information about sales and operations of the host equipment. The e-Port client products currently are targeted to the vending industry. USA Technologies has historically generated some revenues from the direct sale of this equipment. A second source of revenues is generated from product sales from our Kodak vending machines. In addition, transaction processing revenue is recognized upon the usage of the Company's cashless payment and control network. Service fees for access to the Company's equipment and network services are recognized on a monthly basis.

The Company's network brings additional benefits to the auditing and financial services the Company provides its customers. The auditing feature of our e-Port and TransAct client products, captures supply chain data (i.e. units sold, product sold, price of units sold) and other machine diagnostic information, and transmits this information back to either a customer's network or to the USA network for reporting. The Company provides financial services consisting of turnkey processing of unattended cashless transactions; 24x7x365 helpdesk support for customer refunds and troubleshooting and the reporting of sales and inventory data. This service generates monthly network fees, plus transaction processing fees from the retention of a portion of the monies generated from all credit card transactions conducted through its cashless payment and control network.

Our cashless payment and control network operates as follows:

- The consumer swipes a credit card through the e-Port or TransAct. - The e-Port or TransAct transmits the request to the credit card processor. - The e-Port or TransAct activates the equipment for use by the consumer. - Once the consumer finishes using the e-Port or TransAct, the control system transmits a record of the transaction to the credit card processor. - The credit card processor electronically transfers the proceeds derived from the transaction, less the credit card processor's charge (i.e. transaction fees), to us. - Finally, we forward money (check or electronic) to each customer representing its share of the proceeds.

For the years ended June 30, 2003 and 2002, the Company has expensed approximately $1,505,000 and $1,187,000, respectively for the development of its proprietary technology. These amounts include the expense of outside consultants and contractors as well as compensation paid to certain of the Company's employees and is reflected in compensation and general and administrative expense in the accompanying consolidated financial statements. Through March 31, 2002 the Company capitalized approximately $5.3 million for the services of IBM, to program the enhancements to the Company's proprietary "USAlive" server network and for the development of the e-Port client product containing multi-media capabilities. During the fourth quarter of fiscal 2002, the multi-media e-Port product and the enhanced network became available for general release to the Company's customers. Management performed an evaluation of the commercial success and preliminary market acceptance of the multi-media e-Port client product and the enhanced network and as a result of this evaluation, the Company determined that the estimated future revenues less costs to complete and dispose of the multi-media e-Port (TM) client product was zero. Accordingly, the Company recorded an impairment charge of approximately $2.7 million of software development costs related to the multi-media e-Port client product reflecting the software development costs at its net realizable value. See Note 2 to the Consolidated Financial Statements.

Through the acquisition of substantially all of the assets of Bayview Technology Group, LLC (Bayview) in July 2003, the Company now designs and manufactures patented energy conservation devices for equipment such as laser printers, monitors, office peripherals, refrigerated vending machines and glass front merchandisers (referred to as slide or visi coolers).

These energy conservation products reduce power consumption of various types of equipment by allowing the equipment to operate in power saving mode when full power mode is not necessary. These devices, which include the VendingMiser, CoolerMiser, SnackMiser, MonitorMiser and LaserMiser can use activity, occupancy, temperature, timing or other various methods of determining which mode it should be in.

Route to market for the energy conservation products is much the same as for the Company's e-Port technology, with the notable addition of governmental and utility rebate and give-away programs where part or all of the cost of the energy management products is covered by government funds available for energy conservation projects.


CASHLESS PAYMENT PROCESSING

Each of the Company's cashless control systems records and transmits all transaction data to the Company, which then forwards it to the credit card processor and related system involving the banks and the credit card companies such as Visa, MasterCard and American Express. Based on the transaction data, the payment for services rendered or product purchased is then electronically transferred to the Company's bank (less various financial charges). The Company then forwards to the location it's agreed upon share of the funds, through check or EFT. In hospitality, if the Company has sold the business center equipment to the location, the portion retained by the Company is generally 5% of the gross revenues. In cases where the Company continues to own the equipment, the portion retained can be as high as 90% of gross revenues. In the Kodak program, charges for product have been negotiated to give Stitch a reasonable margin. In addition the Company charges a fixed monthly management fee which is generally $20-$25 per control system for existing hospitality locations.


PRODUCT LINES

THE E-PORT FOR VENDING

In general, our vending service enables:

- cashless transactions including credit cards, smart cards, student Ids, PDAs and cell phones;

- real-time access to monitor inventory, sales, audit (cash and credit) and machine maintenance via the Internet from any PC;

- the potential of an added revenue stream with the LCD color touch screen for displaying interactive advertising and content.


With the acquisition of Stitch Networks, the Company has acquired vending business with Eastman Kodak. This consists of locating specially designed Kodak vending machines in high profile venues across the United States such as amusement parks, zoos, and sports stadiums. The vending machines dispense disposable cameras and associated film. This agreement will terminate December 31, 2003, and after this date we will continue to receive on going revenues from the approximately 286 placements in service.


The e-Port  allows a consumer  to use a credit  card or other  forms of cashless payment to make a purchase, and also gathers information about sales and operations of the host equipment. Additional capabilities can include Internet connectivity and wireless communications. With some additional effort, capability for public access electronic commerce and advertising is possible.
The Internet, web enabled version of this product has had limited market acceptance to date.

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

E-SUDS (TM) FOR LAUNDRY

With the acquisition of Stitch Networks, the Company acquired additional product line enhancements. One such enhancement is our university laundry services, which enable:

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

There are minimal revenues in the year ended June 30, 2003 for this product due to it currently being under development.

ENERGY CONSERVATION PRODUCTS

With the acquisition of Bayview in July 2003, the Company has acquired the following additional products:

- VendingMiser(TM)installs in a cold drink vending machine and reduces the power consumption of the vending machine by an average of 46%;

-   CoolerMiser   reduces  the  energy  used  by  sliding  glass  or  pull  open glass-front coolers that contain non-perishable goods;

- SnackMiser reduces the amount of electricity used by non-refrigerated snack vending machines;

- MonitorMiser Plus is a computer monitor power controller. It works with all operating systems and performs by powering down the monitor based upon keyboard or mouse activity;

- LaserMiser provides energy conservation to laser printers, shutting them down when they are idle. It is a plug-and-play device that is software transparent and capable of handling any laser printer with a parallel or serial connection;

- Internal VendingMiser (IVM) is the second generation of the VendingMiser in development. It installs into cold drink vending machines and has the capability to control the cooling system and the advertising lights separately.

MARKETING


As of June 30, 2003, the Company was marketing and selling its products through its full time staff consisting of five people. The Company is primarily focused on the vending, hospitality, kiosk and laundry industries.


Within the vending industry, our e-Port (TM) client product is being purchased by soft drink bottlers and independent vending operators throughout the United States. On the soft drink bottler side, heavy effort is being put into securing initial distribution agreements with the top ten Coke and Pepsi bottlers, and Dr. Pepper. Three of the premier national independent vending operators, Compass, ARAMARK and Sodexho, have already installed e-Port (TM) in various locations. One major vending operator, International Vending Management, has signed a contract with the Company although nominal revenues have resulted to date from this contract.


In March 2002, the Company signed an agreement with MEI (Mars Electronics), who agreed to sell and distribute an MEI branded cashless payment system to be developed by the Company, as part of its portfolio of vending solutions. By contract, MEI has committed to buy a minimum of 10,000 unit of the USA product over the course of 24 month agreement or pay the Company $4.00 per unit for any shortfall. Commercial availability is planned for winter 2003 and through the date hereof no revenues have been generated from this arrangement.

The Company continues to work with the top vending machine manufacturers (OEM) in order to incorporate our e-Port (TM) technology into newly manufactured vending machines coming off the factory assembly line. In addition, the Company continues to sell to and increase the number of authorized resellers for its products. In the hospitality industry, Business Express continues to be one of the premier solutions for automated business centers. The addition of e-Port
(TM) technology for vending machines located in hotels now offers a "one-stop shopping" experience to hotels that have or are considering purchasing a USA business center.

Within the laundry industry, American Sales Inc. (ASI) has signed a five-year agreement to purchase units of Stitch's e-Suds laundry solution for their university locations in the Midwest. Through the date hereof, the Company is finalizing product commercialization; therefore, ASI has not yet purchased units under this contract. The Company anticipates unit sales to begin being realized during the second quarter of fiscal year 2004.

In October 2002, the Company signed a Strategic Alliance Agreement with ZiLOG Corporation, a semiconductor company that is a supplier of microprocessors to the retail point of sale industry. The agreement allows the Company's proprietary network software (USALive) to be embedded on a chip produced by ZiLOG. The Company would license its software to the purchaser and would receive a license fee. A second revenue stream could be generated when those who buy the retail point of sales terminals begin to use them, because they could elect to use the USA network which is embedded on the chip procurement. As of the date hereof, no products have been available for commercial use and accordingly, no revenues have been generated.

The Company utilizes independent third party companies for the manufacturing of its e-Port(TM) product line. The Company purchases other components of its business center (computers, printers, fax and copy machines) through various manufacturers. Orders are regularly placed for expected orders weeks in advance.


COMPETITION

We are aware of three competitors who offer unattended business centers in the hospitality industry in competition with the Business Express. We believe that our products (currently located in over 400 locations) are in approximately seventy-five percent of the locations currently utilizing unattended business centers. We are aware of one competitor in regards to our e-Port control systems for use in the beverage vending industry. There are at the present time very few installations of this product.


In addition, the businesses which have developed unattended, credit card activated control systems currently in use in connection with gasoline dispensing, public telephones, prepaid telephone cards, ticket dispensing machines, vending machines, or facsimile machines, might be capable of developing products or utilizing their existing products in direct competition with our e-port control systems targeted to the beverage vending industry. Many of these businesses are well established, have substantially greater resources than the Company and have established reputations for success in the development, sale and service of high quality products. Any such increased competition may result in reduced sales and/or lower percentages of gross revenues being retained by the Company in connection with its licensing arrangements, or otherwise may reduce potential profits or result in a loss of some or all of its customer base. The Company is also aware of several businesses that make available use of the Internet and use of personal computers to hotel guests in their hotel rooms. Such services might compete with the Company's Business Express, and the locations may not order the Business Express, or if ordered, the hotel guest may not use it.

TRADEMARKS, PROPRIETARY INFORMATION AND PATENTS

The Company received federal registration  approval of the following trademarks:
Business Express, Express Solutions, C3X, TransAct, Public PC, PC Express, Copy Express, Credit Card Copy Express, Credit Card Computer Express, Credit Card Printer Express, Credit Card Microfiche Express, Credit Card Debit Express, The Office That Never Sleeps, Intelligent Vending and e-Port(TM). The following trademarks are pending federal registration: USALive, Dial-A-Vend, Dial-A-Snack, Dial-A-Vend.com, e-Port The Next Generation in Vending and CineMachine. Through its wholly owned subsidiary, Stitch Networks, the Company has secured one registered trademark eVend.net and three trademarks that are pending registration: eSuds.net, E-ppliance and Stitch Networks. In addition, due to the July 2003 acquisition of Bayview, the Company has secured the VendingMiser trademark and the trademark SnackMiser is pending federal registration.

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

Through September 30, 2003, 45 United States patents and 2 Canadian patents have been issued to the Company (including 4 patents acquired in July 2003 from Bayview). Thirty-five patents are pending (including 2 Canadian and 5 acquired from Bayview) and 3 patents have received notices of allowance as of September 30, 2003.

The list of issued patents is as follows:

o U.S. Patent No. 5,619,024 entitled "Credit Card and Bank Issued Debit Card Operating System and Method for Controlling and Monitoring Access of Computer and Copy Equipment";

o   U.S.  Patent No.  5,637,845  entitled  "Credit  and Bank  Issued  Debit Card
    Operating    System   and   Method   for    Controlling   a   Prepaid   Card
    Encoding/Dispensing Machine";

o   U.S. Patent No. D423,474 entitled "Dataport";

o   U.S. Patent No. D415,742 entitled "Laptop Dataport Enclosure";

o   U.S. Patent No. D418,878 entitled "Sign Holder";

o U.S. Patent No. 6,056,194 entitled "System and Method for Networking and Controlling Vending Machines";

o   U.S. Patent No. D428,047 entitled "Electronic Commerce Terminal Enclosure";

o U.S. Patent No. D428,444 entitled "Electronic Commerce Terminal Enclosure for a Vending Machine";

o   U.S. Patent No. 6,119,934  entitled "Credit Card, Smart Card and Bank Issued
    Debit  Card   Operated   System  and   Method  for   Processing   Electronic
    Transactions";

o U.S. Patent No. 6,152,365 entitled "Credit and Bank Issued Debit Card Operated System and Method for Controlling a Vending Machine";

o U.S. Patent No. D437,890 entitled "Electronic Commerce Terminal Enclosure with a Hooked Fastening Edge for a Vending Machine";

o U.S. Patent No. D441,401 entitled "Electronic Commerce Terminal Enclosure with Brackets";

o U.S. Patent No. 6,321,985 entitled "System and Method for Networking and Controlling Vending Machines";


o U.S. Patent No. 6,505,095 entitled "System for Providing Remote Audit, Cashless Payment, and Interactive Transaction Capabilities in a Vending Machine";

o U.S. Patent No. 6,389,337 entitled "Transacting e-commerce and Conducting e-business Related to Identifying and Procuring Automotive Service and Vehicle Replacement Parts";


o U.S. Patent No. 6,021,626 entitled "Forming, Packaging, Storing, Displaying and Selling Clothing Articles"; and

o   U.S.  Patent No.  6,152,845  entitled  "Credit  and Bank  Issued  Debit Card
    Operated    System   and   Method   for    Controlling    a   Prepaid   Card
    Encoding/Dispensing Machine";

o U.S Patent No. 6,622,124 entitled "Method of transacting an electronic mail, an electronic commerce, and an electronic business transaction by an electronic commerce terminal operated on a transportation vehicle";

o U.S. Patent No. 6,615,186 entitled "Communicating interactive digital content between vehicles and internet based data processing resources for the purpose of transacting e-commerce or conducting e-business";

o U.S. Patent No. 6,615,183 entitled "Method of warehousing user data entered at an electronic commerce terminal";

o U.S. Patent No. 6,611,810 entitled "Store display window connected to an electronic commerce terminal";

o U.S. Patent No. 6,609,103 entitled "Electronic commerce terminal for facilitating incentive-based purchasing on transportation vehicles";

o U.S. Patent No. 6,609,102 entitled "Universal interactive advertising and payment system for public access electronic commerce and business related products and services";

o   U.S. Patent No. D478,577 entitled "Transceiver base unit";

o U.S. Patent No. 6,606,605 entitled "Method to obtain customer specific data for public access electronic commerce services";

o U.S. Patent No. 6,606,602 entitled "Vending machine control system having access to the internet for the purposes of transacting e-mail, e-commerce, and e-business, and for conducting vending transactions";

o U.S. Patent No. 6,604,087 entitled "Vending access to the internet, business application software, e-commerce, and e-business in a hotel room";

o U.S. Patent No. 6,604,086 entitled "Electronic commerce terminal connected to a vending machine operable as a telephone";

o U.S. Patent No. 6,604,085 entitled "Universal interactive advertising and payment system network for public access electronic commerce and business related products and services";

o U.S. Patent No. 6,601,040 entitled "Electronic commerce terminal for wirelessly communicating to a plurality of communication devices";

o U.S. Patent No. 6,601,039 entitled "Gas pump control system having access to the Internet for the purposes of transacting e-mail, e-commerce, and e-business, and for conducting vending transactions";

o U.S. Patent No. 6,601,038 entitled "Delivery of goods and services resultant from an electronic commerce transaction by way of a pack and ship type company";

o U.S. Patent No. 6,601,037 entitled "System and method of processing credit card, e-commerce, and e-business transactions without the merchant incurring transaction processing fees or charges worldwide";

o   U.S.  Patent  No.  D477,030   entitled  "Vending  machine  cashless  payment
    terminal";

o U.S. Patent No. D476,037 entitled "User interface bracket for a point of sale terminal";

o U.S. Patent No. D476,036 entitled "Printer bracket for point of sale terminal";

o U.S. Patent No. D475,751 entitled "User interface bracket for a point of sale terminal";

o U.S. Patent No. D475,750 entitled "Paper guide for a point of sale terminal";

o U.S. Patent No. D475,414 entitled "Printer bracket for point of sale terminal";

o U.S. Patent No. 5,844,808 entitled "Apparatus and methods for monitoring and communicating with a plurality of networked vending machines";

o U.S. Patent No. 6,581,396 entitled "Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode";

o U.S. Patent No. 6,389,822 entitled "Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode";

o U.S. Patent No. 6,243,626 entitled "External power management device with current monitoring precluding shutdown during high current"; and

o U.S. Patent No. 5,477,476 entitled "Power conservation system for computer peripherals";

o U.S. Patent No. 6,629,080 entitled "Transaction processing method of fulfilling an electronic commerce transaction by an electronic commerce terminal system";

o   Canadian Patent No. D199-1014 entitled "Sign Holder";

o   Canadian Patent No. D199-1038 entitled "Laptop Data Port Enclosure".

The Company believes that the U.S. patent No. 6,505,095 entitled "System for providing remote audit, cashless payment, and interactive transaction capabilities in a vending machine" is very important in protecting its intellectual property used in its e-Port control system targeted to the vending industry. The patent expires in July 2021.

Employees


On June 30, 2003, the Company had 32 full-time employees. In addition, as a result of the purchase of Bayview on July 11, 2003, the Company continued the services of 9 full-time independent contractors to Bayview.



Item 2. Properties

During March 2003, the Company entered into a lease through December 31, 2008 for 12,864 square feet of space in Malvern, PA for its principal executive office. The operating lease provides for escalating rent payments and a period of free rent prior to the commencement of the monthly lease payment in January 2004 of approximately $25,000 per month. With the acquisition of Stitch Networks in May 2002, the Company acquired 12,225 square feet of rented space in Kennett Square, PA. The rent is $11,153 per month and the lease expires on March 2005. The Company consolidated facilities in Malvern, and vacated the rented space in Kennett Square. For that reason, the Company has accrued for the remaining payments of the lease of approximately $354,000 as part of the Stitch purchase price as of June 30, 2002 (see Note 4 to the Consolidated Financial Statements). Stitch is in default under the lease since August 2002. During the fiscal year, the Company also signed a lease expiring in January 2004 at $4,000 per month (increased to $6,000 per month in December 2002) for additional space in Malvern, PA for business activities.

As a result of the July 2003 acquisition of Bayview, the Company assumed two additional operating leases for office space located in Denver, Colorado, which expire in June 2005. The Denver office space leases 6,742 square feet of space for approximately $6,000 per month. The lease agreements generally require the Company to pay certain operating expenses, maintenance and property taxes.


Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

    (a) A Special Meeting of Shareholders was held on June 30, 2003.

    (b) The following matter was voted on and approved at the Special Meeting:

            Amendment to increase the number of authorized shares of Common Stock to 400,000,000:

            Affirmative Votes                         116,049,295
            Negative Votes                             16,061,372
            Abstaining Votes                              219,117

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Common Stock is currently traded on the OTC Electronic Bulletin Board under the symbol USTT.

The high and low bid prices on the OTC Electronic Bulletin Board for the Common Stock were as follows:


Fiscal

2002                                               High           Low
----                                               ----           ---
First Quarter (through September 30, 2001)        $ 1.05         $ 0.60
Second Quarter (through December 31, 2001)        $ 0.74         $ 0.34
Third Quarter (through March 31, 2002)            $ 0.80         $ 0.39
Fourth Quarter (through June 30, 2002)            $ 0.41         $ 0.20

2003
----
First Quarter (through September 30, 2002)        $ 0.39         $ 0.14
Second Quarter (through December 31, 2002)        $ 0.23         $ 0.13
Third Quarter (through March 31, 2003)            $ 0.22         $ 0.16
Fourth Quarter (through June 30, 2003)            $ 0.64         $ 0.17

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At June 30, 2003, there are 2,907,485 shares of Common Stock issuable upon exercise of outstanding options. The following table shows the number of options outstanding and their exercise price:

                                                      Option
                          Options Outstanding     Exercise Price
                          -------------------     --------------
                              2,475,318               $0.165
                                150,000               $ 0.70
                                125,000               $ 1.00
                                 42,000               $ 1.50
                                 41,167               $ 2.00
                                 74,000               $ 2.50
                           ------------------
                       Total  2,907,485
                           ==================


All of the aforesaid options have been issued to our employees, former Stitch option holders or consultants.

As of June 30, 2003, a total of 62,127,724 warrants were outstanding with exercise prices ranging from $.07 per share to $4.00 per share. See Footnote 13 to the Consolidated Financial Statements.

As of June 30, 2003, there were 524,492 shares of Common Stock issuable upon conversion of the outstanding Preferred Stock and 591,311 shares issuable upon the conversion of cumulative preferred dividends.


As of June 30, 2003 there are $12,546,818 face value of Senior Notes outstanding, which are convertible into 53,295,128 shares of Common Stock.

On June 30, 2003 there were 1,519 record holders of the Common Stock and 565 record holders of the Preferred Stock.

The holders of the Common Stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company's securities. No dividend may be paid on the Common Stock until all accumulated and unpaid dividends on the Preferred Stock have been paid. As of June 30, 2003, such accumulated unpaid dividends amount to $5,913,107.

During fiscal year 2003, certain holders of the Company's Preferred Stock converted 4,790 shares into 4,790 shares of Common Stock. Certain of these shareholders also converted cumulative preferred dividends of $56,050 into 5,605 shares of Common Stock.


Recent Sales of Unregistered Securities


During the quarter ended June 30, 2003, the Company issued to La Jolla Cove Investors, Inc., an aggregate of 1,971,804 shares in exchange for the conversion of $192,000 principal amount of the convertible debenture held by La Jolla at $0.097 per share. As provided for in the convertible debenture, for each share issued to La Jolla upon conversion, the Company agreed to issue to La Jolla warrants to purchase ten shares. Pursuant thereto, the Company issued to La Jolla warrants to purchase up to 19,718,040 shares at $0.1008 per share exercisable at any time within two years of issuance. During the quarter ended June 30, 2003, La Jolla exercised 2,252,683 warrants for total cash proceeds of $120,000. The Company has granted to La Jolla certain registration rights in connection with the shares underlying these warrants. The shares and the warrants issued to La Jolla were sold pursuant to the exemption from registration set forth in Section 4(2) of the Act.

During the quarter ended June 30, 2003, 50 holders of $2,196,000 principal amount of the Senior Notes maturing in December 2003 elected to extend these notes until December 31, 2006 and to have the conversion rate reduced from $1.25 per share to $0.20 per share. The note exchange was exempt from the registration requirements of the Act pursuant to Section 3(a)(9) thereof.

During the quarter ended June 30, 2003, 56 holders of $1,296,397 principal amount of the Senior Notes maturing in December 2004 elected to extend these notes until December 31, 2007 and to have the conversion rate reduced from $0.40 per share to $0.20 per share. The note exchange was exempt from the registration requirements of the Act pursuant to Section 3(a)(9) thereof.

During the quarter ended June 30, 2003, the Company issued 3,340 shares of Common Stock upon the conversion of 3,340 shares of Series A Preferred Stock and issued 4,008 shares of Common Stock upon the conversion of $40,080 of cumulative dividends accrued and unpaid on these shares of Preferred Stock. The shares of Common Stock were issued pursuant to the exemption from registration set forth in Section 3(a)(9) of the Act.

In April 2003, the Company issued 530,817 shares and warrants to purchase up to 530,817 shares to the holders of its Convertible Senior Notes who elected to receive these securities in lieu of the cash interest payment due for the quarter ended March 31, 2003. The shares were purchased at the rate of $0.20 per share and the warrants are exercisable at $0.20 per share at any time through June 30, 2004. We have agreed to use our best efforts to register these shares and the shares underlying the warrants under the Act for resale through June 30, 2004. The securities were offered and sold under the exemption from registration set forth in Rule 506 promulgated under Section 4(2) of the Act. All of the note holders are accredited investors and there was no general solicitation or advertising.



During May 2003, the Company issued to Providence Investment Management an aggregate of 2,500,000 shares for $0.10 per share. The offer and sale of the shares was exempt from registration under Section 4(2) of the Act. Providence Investment Management is an accredited investor, made appropriate investment representations, was afforded access to all public filings and all other information that USA could reasonably obtain, and the securities contained appropriate restrictive legends under the Act. The Company agreed to use its best efforts to register the shares for resale under the Act for a period of one year.


During the quarter ended June 30, 2003, the Company issued an aggregate of 64,511,970 shares to 399 accredited investors at $0.10 per share in connection with the 2003-A offering for an aggregate of $6,379,722 (net of offering costs). Additionally, the Company issued 1,432,590 shares in connection with this offering for services rendered or to be rendered. The offer and sales of the shares was exempt from the registration requirements of the Act under Rule 506 promulgated thereunder. In this regard, the offer and sale thereof did not involve any general advertising or solicitation and the securities contained appropriate restrictive legends under the Act. The Company agreed to use its best efforts to register the shares for resale under the Act for a period of two years. In connection with the issuance of 8,000,000 of these shares, the Company paid Sloan Securities, Inc, a broker dealer, a sales commission of $64,000.

During the quarter ended June 30, 2003, the Company issued an aggregate of 8,497,819 shares to 464 holders of warrants at $0.10 per share for an aggregate of $849,783. The offer and sales of the shares was exempt from the registration requirements of the Act under Rule 506 promulgated thereunder. In this regard, the offer and sale thereof did not involve any general advertising or solicitation and the securities contained appropriate restrictive legends under the Act. The Company agreed to use its best efforts to register the shares for resale under the Act.

During the quarter ended June 30, 2003, the Company issued an aggregate of 4,462,918 shares to 13 holders of its Convertible Senior Notes at the rate of $0.20 per share for aggregate conversions of $892,584. The offer and sales of the shares was exempt from the registration requirements of the Act under Rule 506 promulgated thereunder. In this regard, the offer and sale thereof did not involve any general advertising or solicitation and the securities contained appropriate restrictive legends under the Act.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

GENERAL

The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe the policies and estimates related to revenue recognition, software development costs, impairment of long-lived assets, goodwill and intangible assets, and investments represent our critical accounting policies and estimates. Future results may differ from our estimates under different assumptions or conditions.

REVENUE RECOGNITION

Revenue from the sale of equipment is recognized on the terms of freight-on-board shipping point, or upon installation and acceptance of the equipment if installation services are purchased for the related equipment. Transaction processing revenue is recognized upon the usage of the Company's cashless payment and control network. Service fees for access to the Company's equipment and network services are recognized on a monthly basis. Product revenues are recognized from the sale of products from Company owned vending machines when there is purchase and acceptance by the vending customer.

SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs pursuant to Statement of Financial Accounting Standards No. 86 (SFAS No. 86), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. Amortization of software development costs commences when the product becomes available for general release to customers. Amortization of software development costs is calculated as the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product. The Company reviews the unamortized software development costs at each balance sheet date and, if necessary, will write down the balance to net realizable value if the unamortized costs exceed the net realizable value of the asset. During May 2000, the Company reached technological feasibility for the development of the multi-media e-Port client product and related enhanced network and, accordingly, the Company commenced capitalization of software development costs related to this product and network. Costs capitalized through 2002 were $5.1 million, which included capitalized interest of approximately $493,000, pursuant to SFAS No. 34, "Capitalization of Interest Costs".

During the fourth quarter of fiscal 2002, the multi-media e-Port(TM) client product and enhanced network became available for general release to the Company's customers. During this quarter, Management performed an evaluation of the commercial success and preliminary market acceptance of the multi-media e-Port(TM) client product and enhanced network and as a result of this evaluation the Company determined that the estimated future revenues less costs to complete and dispose of the multi-media e-Port client product was zero. Therefore, the Company wrote down $2,663,000 of software development costs related to the multi-media e-Port client product. The unamortized balance of the software development costs after the impairment charge is being amortized over an estimated useful life of two years. Amortization expense was approximately $1,331,000 during the year ended June 30, 2003 and $2,996,000 during the year ended June 30, 2002 (including the above impairment adjustment of $2,663,000.) Such amortization is reflected in cost of sales in the accompanying consolidated statements of operations.


IMPAIRMENT OF LONG LIVED ASSETS


The Company adopted SFAS No. 144 on July 1, 2002. In accordance with SFAS No. 144, the Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the fourth quarter of fiscal year 2003, the Company reviewed certain long-lived assets and determined that such assets were impaired. The estimated undiscounted cash flows for this group of assets was less than the carrying value of the related assets. As a result, the Company recorded a charge of approximately $321,000 representing the difference between the fair value as determined from a quoted market price and carrying value of the group of assets. Such amount is reflected in depreciation expense in the 2003 consolidated statement of operations.

GOODWILL AND INTANGIBLE ASSETS

On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142) "Goodwill and other Intangible Assets," under which Goodwill is no longer permitted to be amortized to earnings, but instead is subject to periodic testing for impairment. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Although the Company did not adopt Statement No. 142 until fiscal year 2003, the non-amortization provisions of Statement No. 142 for combinations initiated after June 30, 2001 were applicable for the Company effective July 1, 2001.

Under SFAS No. 142, the Company tested goodwill for impairment during fiscal year 2003 using the transitional two-step process prescribed by SFAS No. 142. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the Company with its net book value (or carrying amount), including goodwill. If the fair value of the Company exceeds its carrying amount, goodwill is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the Company exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the Company's goodwill with the carrying amount of that goodwill. If the carrying amount of the Company's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Determining the fair value of the Company under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a the Company (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, the Company performed an internal valuation and estimated fair value using a discounted cash flow analysis. This approach uses significant estimates and assumptions, which include projected future cash flows (including timing), discount rate reflecting the risk inherent in future cash flows and a perpetual growth rate.

The Company performed an annual impairment test of goodwill as of April 1, 2003, as prescribed by SFAS and concluded that there were no impairment indicators. The Company will perform the impairment tests required under SFAS No. 142 on an annual basis unless other indicators are present.

INVESTMENT

The Company's accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classifications of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available for sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity in other comprehensive income (loss).

A judgmental aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value, by a charge to earnings. Such evaluation is dependent on the specific facts and circumstances. Factors that are considered by the Company each quarter in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. In evaluating the factors above for available-for-sale securities, management presumes a decline in value to be other-than-temporary if the quoted market price of the security is below the investment's cost basis for a period of six months or more. However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee, historical volatility of investee, etc.).


During the fiscal year ended June 30, 2003, the Company invested in the Jubilee Investment Trust, PLC (Jubilee), a United Kingdom investment trust whose shares trade on the London Stock Exchange. The investment in Jubilee has been accounted for as "available for sale". At June 30, 2003, the Company determined in accordance with SFAS 115, that the decline in the market value of this investment was "other than temporary", as the security's quoted market price was below the investments's cost basis for a period of six months or more. Accordingly, the Company wrote down the investment to its fair value of $904,049, realizing an impairment loss of $1,945,951.


FORWARD LOOKING STATEMENTS


This 10-KSB contains certain forward looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," "expects," "anticipates," or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company's actual results to differ materially from those projected, include, for example (i) the ability of the Company to generate sufficient sales to generate operating profits, or to sell products at a profit, (ii) the ability of the Company to raise funds in the future through sales of securities, (iii) whether the Company is able to enter into binding agreements with third parties to assist in product or network development, (iv) the ability of the Company to commercialize its developmental products, or if actually commercialized, to obtain commercial acceptance thereof, (v) the ability of the Company to compete with its competitors to obtain market share, (vi) the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations, including but not limited to Senior Notes, or to fund development and marketing of its products;
(vii) the ability of the Company to obtain approval of its pending patent applications; or (viii) the ability of the Company to satisfy its trade obligations included in accounts payable and accrued liabilities. Although the Company believes that the forward looking statements contained herein are reasonable, it can give no assurance that the Company's expectations will be met.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2003:

The fiscal year ended June 30, 2003 resulted in a net operating loss of $21,965,499 (approximately $12.6 million non-cash) compared to a net loss of $17,314,807 (approximately $11.0 million non-cash) for the comparable period in the prior fiscal year.

Revenues for the fiscal year ended June 30, 2003 were $2,853,068, an increase of $1,170,367 or 70% from the fiscal year ended June 30, 2002. This increase in revenues is primarily due the inclusion of a full year of product revenues and service and transaction fees relating to Stitch Networks Corporation, which accounted for approximately $1,136,000 of the revenue increase. The remaining increase was due to increased equipment sales of e-Port and Business Express. The Company is continually increasing its sales efforts to sell its e-Port and Business Express products.

Overall, operating expenses for the fiscal year ended June 30, 2003 were $17,912,707, representing a $886,842 or 5% increase over the prior period. The significant changes in each category were as follows:

The decrease of $1,091,458 or 27% in cost of sales is due primarily to amortization of software development costs of $1,331,000 in 2003 compared to $2,996,000 in 2002. The 2002 amortization included a one-time impairment charge of $2,663,000 that was non-recurring in fiscal year 2003. The remaining increase in cost of sales is attributable to the increase in e-Port sales during fiscal year 2003.

The decrease in general and administrative expenses was $673,380 or 9%. This decrease is due to changes in the following expenses: consulting, advertising, public relations and promotion expense decrease of $1,368,022 for reduced corporate and investor relations services offset by increases in product development and outside services of $926,395 for work on the network. We have continued to utilize consultants for general business activities, including network services, and have attempted whenever possible to pay for these services on a non-cash basis through the issuance of debt and equity instruments.

Compensation expense increased $318,548 or 7% over last year. This increase is due to the inclusion of salaries of $136,000 related to the Stitch operations as well as an increase of approximately $200,000 in bonus expense during the fiscal year ended June 30, 2003 versus fiscal year ended June 30, 2002.

Depreciation and amortization expense increased by $811,478 for the fiscal year ended June 30, 2003, which is attributable to increased depreciation expense resulting from assets acquired in the Stitch acquisition, as well as the impairment loss of $321,476 recorded on a group of vending machines during the fiscal year in accordance with SFAS No. 144.

The Company incurred a charge during the fiscal year ended June 30, 2003 relating to the modification of debt terms for certain 2000 and 2001 12%
Convertible Senior Notes in the amount of $1,521,654. There was no such comparable charge in the prior year. This charge is for the unamortized debt discount that remained on the Senior Notes that are scheduled to mature in December 2003 and December 2004 whose terms were modified for those note holders who agreed to extend the maturity of their notes in exchange for a reduction in the conversion rate. The Company offered these note modifications (e.g. extended maturity dates), and recognized the related non-cash charge to operations in order to manage short-term cash flows.

In June 2003, the Company determined that the decline in the market value of the investment in the Jubilee Investment Trust was "other than temporary." Accordingly, the Company recorded a loss of $1,945,951, which is reflected as a loss on investment in the 2003 Consolidated Statement of Operations. No such comparable loss was recorded in the previous year.

Total interest expense increased by $2,991,166, due to the greater debt carried by the Company to finance its operations. A significant portion of interest expense is the amortization of non-cash debt discount.

FISCAL YEAR ENDED JUNE 30, 2002:


For the fiscal year ended June 30, 2002, the Company had a net loss of $17,314,807 (approximately $11.0 million non-cash).


Revenues for the fiscal year ended June 30, 2002 were $1,682,701, an increase of $231,699 or 16% from the prior year. This increase in revenues is directly attributable to the acquisition of Stitch Networks Corporation, which accounted for $210,068 of the increase. Other revenues remained flat with the prior year, as the Company's sales efforts did not produce significant revenues due to limited market acceptance, which was less than that anticipated by the Company. The Company is continually increasing its sales efforts to sell its e-Ports and its Business Express products.

Overall, operating expenses for the fiscal year ended June 30, 2002 were $17,025,865, representing a $7,365,090 or 76% increase over the prior year. This increase is due to the increases of $3,113,674 or 328% in cost of sales, $2,332,938 or 42% in general and administrative expenses, $1,687,886 or 57% in compensation expense, and $230,592 or 110% in depreciation and amortization expense. The significant changes in each category are as follows:

The increase of $3,113,674 or 328% in cost of sales is due primarily to the inclusion of amortization of software development costs and the cost of product relating to Stitch Networks Corporation. In fiscal 2002, the Company recorded software amortization of $2,996,000, including an impairment charge of $2,663,000, in cost of sales as required by generally accepted accounting principles. During the fourth quarter of fiscal year 2002, the Company determined that the estimated future revenues less costs to complete and dispose the enhanced e-Port client product was zero, and therefore recorded this impairment charge to reflect software development costs at their net realizable value. There was no amortization expense for software development costs in fiscal year ended 2001. The remaining increase in cost of sales is attributable to the increase in sales, primarily related to the Stitch revenues in fiscal 2002.

The increase in general and administrative expenses of $2,332,938 or 42% is due primarily to the increase in non-cash (securities) compensation in the amount of $555,482 paid to our investment banker, increase in the non-cash (securities) compensation paid to our public relations consultants in the amount of $1,601,915, and the increase in non-cash (securities) compensation in the amount of $657,238 paid to our other business consultants. Although these expenses did not result in increased revenues during the fiscal year, we believe that increased revenues may occur in the future. Our investment banker provided us with various financial advisory services during the fiscal year, including identifying strategic acquisition opportunities. Our public relations consultants assisted us to attempt to introduce the Company and its products as well as communicate with our shareholders. Our other business consultants assisted us during the fiscal year with technical development of and advice in connection with our network and e-Port products. The increases in our general and administrative expenses were offset by a substantial decrease in legal expenses of $992,181, primarily associated with termination of the Mail Boxes Etc. litigation, which was settled in fiscal year 2001.

The increase in compensation expense of $1,687,886 or 57% from the previous year is mainly attributable to an increase in stock bonus expense to Company officers and employees of $1,248,545, which was a non-cash expense. The stock bonuses were issued in order to adequately compensate and attempt to retain the Company's management team intact. Corporate salaries increased $342,921 or 113%, due to increased headcount by 16% during the year, primarily due to the addition of Stitch Network's personnel during the last one and one half months of 2002.


Depreciation and amortization expense of $440,238 increased by $230,592, which is directly attributable to the increased depreciation expense of the assets acquired in the Stitch acquisition.

Interest expense increased by $864,929, primarily as a result of the non-cash amortization to interest expense relating to the debt discount and beneficial conversion features on the Company's convertible Senior Notes.


Plan of Operations

During the fiscal year ended June 30, 2003, revenues generated from equipment sales of Business Express and related hospitality offerings were approximately $642,000. These revenues were a result of the Company's sales of equipment directly to various hotel chains, and through distributors.


In May 2002, the Company acquired Stitch to increase product offerings and related revenues. These revenues include product revenues based on purchases of cameras and film and other products in development and the related monthly service fees. The Stitch technology complimented and enhanced the Company's existing technology. Additionally, certain Stitch personnel that the Company believed would enhance its business were also acquired. Since the acquisition of Stitch, the Company has eliminated a substantial number of former Stitch employees, is in the process of combining technologies, consolidating facilities and reducing duplicative operating expenses.


In March 2002, the Company signed an agreement with MEI (Mars Electronics), a world leader in the manufacturing of electronic coin mechanisms and dollar bill acceptors for the vending industry. MEI has agreed to sell and distribute an MEI branded cashless payment system to be developed by the Company, as part of its portfolio of vending solutions. Commercial availability is planned for fall 2003 and through October 13, 2003 no revenues have been generated from this arrangement.

The Company's vending machines for the Kodak Program are purchased from Dixie-Narco and the film and cameras are purchased directly from Eastman Kodak Company. Product revenues through the fiscal year ended June 30, 2003 were approximately $445,000. In May 2003, Stitch notified Maytag and Dixie-Narco that they had breached the Kodak Agreement because Maytag had failed to create and maintain during the term of the Kodak Agreement a customer focus team and Dixie had failed to service, place and pick up the machines as required in the Kodak Agreement. In June 2003, Maytag and Dixie-Narco indicated to Stitch that they were not in breach of the Kodak Agreement and that Stitch had breached the Agreement by failing to pay certain payments due thereunder. Maytag and Dixie indicated that the customer focus team was terminated due to Stitch's breach of the Kodak Agreement by failing to pay fees due thereunder and Stitch's not taking delivery of vending machines ordered from Dixie. The parties have been negotiating  a  resolution  of this  matter  although  no  settlement  has  been finalized. The Company believes that any settlement would involve the termination of the Kodak Agreement. In such event, although revenues of the Company would be reduced, because the Kodak program is and has been operating at a loss, the termination of the program would eliminate these ongoing losses. The Company also believes that any settlement would involve the payment of the amount due by Stitch to U.S. Bancorp by the other parties to the Kodak Agreement and the forgiveness of the payments due by Stitch to Dixie in the approximate amount of $123,716.

In October 2002, the Company signed a Strategic Alliance Agreement with ZiLOG Corporation, a semiconductor company, which is a supplier of microprocessors to the retail point of sale industry. The agreement allows the Company's proprietary network software (USALive) to be embedded on a chip produced by ZiLOG. The Company licenses its software to the purchaser and is entitled to a fee for the licensing of each such chip. A second revenue stream could be generated from purchasers who buy the retail point of sales terminals and begin to use them, if they elect to use the USA network embedded on the chip. As of October 13, 2003, no products have been available for commercial use and accordingly, no revenues have been generated.

In laundry, American Sales Inc. (ASI) has signed a five-year agreement to purchase units of Stitch's e-Suds laundry solution for their university locations in the Midwest, with initial installations to begin in the fall of 2003. As of October 13, 2003 there have been no installations. The product is in the final statges of commercialization and we anticiapte unit sales to begin during the second quarter of fiscal year 2004.


On July 11, 2003, USA purchased Bayview pursuant to an asset purchase agreement. Bayview designs and manufactures energy conservation devices for the vending industry. The operating assets consist primarily of the patents and other intellectual property relating to such devices and customer accounts. The Bayview transaction adds a complementary product to the Company's available offerings to the vending industry.


The purchase price for Bayview's assets was 20,000,000 shares of restricted Common Stock of USA issued to Bayview, and a cash payment made by USA in the amount of $631,247 to a creditor of Bayview (paid from USA's working capital). The purchase price was determined as a result of an arms length negotiation between Bayview and USA. To the best knowledge of USA, neither USA, any affiliate, director, officer nor associate of any director or officer of USA had any material relationship with Bayview prior to the transaction. The Company also agreed to issue 170,000 shares to Robert McGarrah who provided certain services to the Company in connection with this acquisition.

Bayview has agreed not to sell any of the Common Stock until July 11, 2004, at which time Bayview shall be permitted to sell during each calendar month thereafter (on a non-cumulative basis) the greater of (i) 250,000 shares of the Stock, or (ii) that number of shares of the stock equal to five percent (5%) of the immediately prior calendar month's trading volume of the shares of Common stock of USA. USA has agreed to use its best efforts to register all of the stock for resale by Bayview under the Act, for a period of one year (from July 11, 2004 through July 11, 2005).


Due to the Company's acquisition Bayview in July 2003, the Company now designs and manufactures patented energy conservation devices for equipment such as laser printers, monitors, office peripherals, refrigerated vending machines and glass front merchandisers (referred to as slide or visi coolers). These energy conservation products reduce power consumption of various types of equipment by allowing the equipment to operate in power saving mode when full power mode is not necessary. These devices, which include the VendingMiser, CoolerMiser, SnackMiser, MonitorMiser and LaserMiser can use activity, occupancy, temperature, timing or other various methods of determining which mode it should be in. Route to market for the energy conservation products is much the same as for the Company's e-Port technology, with the notable addition of governmental and utility rebate and give-away programs where part or all of the cost of the energy management products is covered by government funds available for energy conservation projects.


In August and September 2003, the Company fulfilled an order for over 3,400 vendingMiser units from Austin Energy in Austin, Texas for total proceeds of approximately $486,000.

In October 2003, the Company signed a strategic alliance agreement with Conopco, Inc. dba Unilever Home & Personal Care North America as the exclusive provider of laundry detergent solely for the e-Suds laundry solution to be used in colleges and universities located in the United States. The agreement provides for the Company to receive payments per injection of detergent as well as a series of investment payments to be distributed to various operators who allow branding of their machines with the Unilever "all" logo.


Liquidity and Capital Resources

During the fiscal year ended June 30, 2003, the Company completed several financing transactions. Net proceeds of $9,930,879 were realized from private placement offerings of Common Stock including the exercise of Common Stock Purchase Warrants and Options. Proceeds of $1,833,841 were realized from private placement offerings of 12% Convertible Senior Notes. As of June 30, 2003, the Company had a working capital deficit of $791,532.


During the fiscal year ended June 30, 2003, net cash of $9,228,899 was used by operating activities, primarily due to the net loss of $21,965,499 offset by the following non-cash charges: $2,573,301 for Common Stock, Common Stock Warrants and Senior Notes issued for services; $2,743,083 of non cash depreciation and amortization; $2,955,158 of non-cash amortization of the debt discount relating to the 12% Convertible Senior Notes; $1,945,951 for a realized loss on the investment in the Jubilee Trust; $1,521,654 loss realized on the modifications of the Senior Notes; and $860,250 of interest expense on the Senior Notes paid through the issuance of Common Stock.

During the fiscal year ended June 30, 2003, net cash used in investing activities was $186,895 principally due to the investment in computer equipment and furniture and equipment of $149,000 (a reduction of over $2 million from 2002 for investments in property, equipment and software development costs). The net cash provided by financing activities of $11,242,279 was attributable primarily to net proceeds generated from the issuance of Common Stock through private placements, exercise of Common Stock Purchase Warrants, and net proceeds generated through the issuance of the 12% Convertible Senior Notes offset by the payment of long-term debt and capital leases of $557,441.

In connection with the May 2002 Stitch acquisition (Note 4 to the Consolidated Financial Statements), the Company assumed long term debt of $3,976,000, which included a vending equipment borrowing facility and working capital loans. The Company repaid $2,165,000 of the working capital loans in June 2002 leaving an outstanding balance of $275,000. These loans are secured by certain assets of Stitch. At June 30, 2003 $166,765 of working capital loans are outstanding which bear interest at 6.75% per annum. Such loans were payable on July 8, 2002. During fiscal year 2003 the bank extended the due date on these loans on several occasions under forbearance agreements. At June 30, 2003, the Company is in default under this working capital loan agreement. If we cannot negotiate a satisfactory payment arrangement with the bank, we intend to pay off this debt in full from working capital.

At June 30, 2003 the Company also has a bank facility (the Facility), which was utilized to fund the purchase of vending machines placed at locations where Kodak film products are sold. Borrowings were made from time to time under the facility, with repayment schedules set at the time of each borrowing, including equal monthly payments over 36 months and an interest rate based upon 495 basis points over the three year U.S. Treasury Notes. The Company has granted the bank a security interest in these vending machines. Repayment of principal is also insured by a Surety Bond issued by a third-party insurer in exchange for an initial fee paid by the Company.

A summary of outstanding debt obligations of the Company at June 30, 2003 is as follows:


Bank facility                                   $   828,466
Working capital loans                               166,765
Other, including capital lease obligations           60,057
                                               ------------
                                                  1,055,288
Less current portion                                830,674
                                               ------------
                                                $   224,614
                                               ============


The Company has incurred losses of $22.0 million (approximately $12.6 million non-cash) and $17.3 million (approximately $11.0 million non-cash) during each of the fiscal years ended June 30, 2003 and 2002, respectively, and cumulative losses from inception through June 30, 2003 amounting to $75.2 million. At June 30, 2003 the Company's working capital deficit was $791,532. The Company will require additional capital to fund operations and meet its obligations for the year ending June 30, 2004.

During the fiscal year ending June 30, 2004, the Company anticipates its cash needs to be approximately $9 million. This estimate is based on the actual cash requirements during fiscal year 2003 of approximately $750,000 per month. This estimate does not consider the positive impact we believe the July 2003 Bayview acquisition will have on the Company's operations, or any incremental revenues from the Company's other products. Bayview is expected to generate $6 million of revenues and operating cash flows of approximately $2.5 million during fiscal year 2004. This revenue and cash flow projection is based on the Company achieving the same levels of revenues in fiscal year 2004 as were achieved by Bayview in the calendar year ended December 31, 2002, prior to the Company's ownership of Bayview. As the Bayview acquisition only occurred in July 2003, we do not have historical experience with this operation as integrated into the Company's operations and, therefore, the achievement of the positive cash flow impact is not certain at this early stage of integration and operation.

As set forth in the prior paragraph, the Company anticipates its capital requirement to be $6.5 million in fiscal year 2004 assuming that Bayview's forecasted results are achieved. Subsequent to June 30, 2003, the Company collected cash of approximately $6.5 million, which we believe, is sufficient to meet the Company's cash requirements for the 2004 fiscal year. In this regard, during the first quarter of fiscal year 2004, the Company received proceeds of $5 million in a private placement of its common stock, collected $1.1 million from subscriptions receivable recorded from a prior year private placement offering and sold 700,000 shares of its investment in the Jubilee Trust, generating proceeds of $395,000.

The Company does not expect to rely on the proceeds from the exercise of warrants to meet its capital requirements. To the extent that these sources of capital are not sufficient to meet our obligations in fiscal year 2004, we anticipate that the sale of our remaining Jubilee shares during fiscal year 2004 would provide approximately $700,000 of additional cash. In the event that we could not meet our projected cash requirements for the fiscal year, we would reduce our operating expenses accordingly, primarily through reductions in discretionary expenditures such as travel, marketing, advertising and research and development.

The Company has undertaken means to minimize cash requirements and will continue to employ similar means during fiscal year 2004, if needed. These techniques include (i) issuing shares of Common Stock in lieu of cash for third-party services provided to the Company, compensation to employees and interest on the 12% Convertible Senior Notes, (ii) extending maturity dates on the 12% Convertible Senior Notes, (iii) reducing the conversion terms to $.20 per share on the 12% Convertible Senior Notes and (iv) negotiating with vendors and suppliers to extend payment terms of trade obligations.

As described in Note 17 of the Consolidated Financial Statements, the purchase of Bayview was accomplished primarily by the issuance of 20,000,000 shares of Company Common Stock coupled with a cash component of $631,000 of the purchase price. The acquisition of Bayview provides a complimentary addition to the Company's product offerings to the vending industry and is expected to increase revenues. The Bayview acquisition coupled with the Company's other product offerings and the realization by customers of the benefits that are available from using the Company's technology and services are expected to yield higher revenues for the fiscal year ending June 30, 2004 than experienced in 2003. However, deficits in operating cash flows are still anticipated for fiscal year 2004 but at reduced levels compared to 2003.

The Company has debt scheduled to mature during the year ending June 30, 2004 of approximately $1,170,000 comprised of $800,000 of long-term debt and $370,000 of 12% Convertible Senior Notes. There is an outstanding offer through October 31, 2003 to the holders of these Senior Notes maturing on December 31, 2003 to extend their maturity date to December 2006 in exchange for a reduction in the conversion rate to $0.20 per share.

Commitments


During March 2003, the Company entered into a lease through December 31, 2008 for 12,864 square feet of space in Malvern, Pennsylvania for its principal executive office. The operating lease provides for escalating rent payments and a period of free rent prior to the commencement of the monthly lease payment in January 2004 of approximately $25,000 per month. With the acquisition of Stitch Networks in May 2002, the Company acquired 12,225 square feet of rented space in Kennett Square, PA. The rent is $11,153 per month and the lease expires on March 2005. The Company consolidated facilities in Malvern, and vacated the rented space in Kennett Square. For that reason, the Company has accrued for the remaining payments of the lease of approximately $354,000 as part of the Stitch purchase price as of June 30, 2002 (see Note 4 to the Consolidated Financial Statements). Stitch is in default under the lease since August 2002. The Company also signed a lease expiring in January 2004 at $4,000 per month (increased to $6,000 per month in December 2002) for additional space in Malvern, Pennsylvania for business activities.


As a result of the acquisition of Bayview, the Company assumed two additional operating leases for office space located in Denver Colorado, which expire in June 2005. The Denver office space leases 6,742 square feet of space for approximately $6,000 per month. The lease agreements generally require the Company to pay certain operating expenses, maintenance and property taxes.

Item 7. Financial Statements

                             USA Technologies, Inc.

                        Consolidated Financial Statements

                       Years ended June 30, 2003 and 2002




                                    Contents


Report of Independent Auditors..............................................F-1

Consolidated Financial Statements

Consolidated Balance Sheets.................................................F-2
Consolidated Statements of Operations.......................................F-3
Consolidated Statements of Shareholders' Equity ............................F-4
Consolidated Statements of Cash Flows.......................................F-6
Notes to Consolidated Financial Statements..................................F-7

                         Report of Independent Auditors



USA Technologies, Inc.
Board of Directors and Shareholders

We have audited the accompanying consolidated balance sheets of USA Technologies, Inc. as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Technologies, Inc. at June 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming USA Technologies, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring operating losses and has a working capital deficiency at June 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

                                        /s/ Ernst & Young LLP

Philadelphia,  Pennsylvania
September 12, 2003,
except for Note 17, as to which
the date is September 30, 2003

                             USA Technologies, Inc.

                           Consolidated Balance Sheets


                                                                                   June 30
                                                                            2003               2002
                                                                     ---------------------------------------
Assets                                                                                      (Restated)
Current assets:
   Cash and cash equivalents                                         $       2,384,455   $        557,970
   Accounts receivable, less allowance for uncollectible accounts
     of $65,000 and $37,000 in 2003 and 2002, respectively                     414,796            340,293
   Inventory                                                                   457,900            877,814
   Prepaid expenses and other current assets                                   201,383            124,865
   Subscriptions receivable                                                  1,013,400             35,000
   Investment                                                                  904,049                  -
                                                                     ---------------------------------------
Total current assets                                                         5,375,983          1,935,942

Property and equipment, net                                                    943,784          1,932,427
Software development costs, at cost, less accumulated amortization
   of $4,327,526 and $2,995,979 in 2003 and 2002, respectively                 998,660          2,330,207
Goodwill                                                                     7,945,580          7,945,580
Intangibles, net                                                             2,591,500          2,883,500
Other assets                                                                    37,174             29,117
                                                                     ---------------------------------------
Total assets                                                         $      17,892,681  $      17,056,773
                                                                     =======================================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                  $       2,266,156   $      3,081,495
   Accrued expenses                                                          2,720,743          2,131,289
   Current obligations under long-term debt                                    830,674            850,644
   Convertible Senior Notes                                                    349,942                  -
   Deposits                                                                          -            480,000
                                                                     ---------------------------------------
Total current liabilities                                                    6,167,515          6,543,428

Convertible Senior Notes, less current portion                               7,808,469          6,289,825
Long-term debt, less current portion                                           224,614            762,085
Convertible debenture                                                                -             65,543
                                                                     ---------------------------------------
Total liabilities                                                           14,200,598         13,660,881

Shareholders' equity:
   Preferred Stock, no par value:
     Authorized shares--1,800,000
     Series A  Convertible  Preferred--Authorized  shares - 900,000
     Issued and outstanding shares-- 524,492 and 529,282 at June 30,
       2003 and 2002, respectively (liquidation preference of
       $11,158,027 at June 30, 2003)                                         3,715,246          3,749,158
   Common Stock, no par value:
     Authorized shares--400,000,000 and 150,000,000 at
       June 30, 2003 and 2002, respectively
     Issued and outstanding shares--218,741,042 and 65,339,188 at
       June 30, 2003 and 2002, respectively                                 78,790,405         56,588,503
   Subscriptions receivable                                                          -           (149,750)
   Accumulated deficit                                                     (78,813,568)       (56,792,019)
                                                                     ---------------------------------------
Total shareholders' equity                                                   3,692,083          3,395,892
                                                                     ---------------------------------------
Total liabilities and shareholders' equity                           $      17,892,681   $     17,056,773
                                                                     =======================================


See accompanying notes.

                             USA Technologies, Inc.

                      Consolidated Statements of Operations


                                                                                   Year ended June 30
                                                                                2003               2002
                                                                     ---------------------------------------
Revenues:
   Equipment sales                                                   $        1,034,427  $         795,938
   License and transaction fees                                               1,373,573            778,906
   Product sales                                                                445,068            107,857
                                                                     ---------------------------------------
Total revenues                                                                2,853,068          1,682,701

Operating expenses:
   Cost of sales (including amortization of software
     development costs)                                                       2,971,443          4,062,901
   General and administrative                                                 7,194,684          7,868,064
   Compensation                                                               4,973,210          4,654,662
   Depreciation and amortization                                              1,251,716            440,238
   Loss on debt modification                                                  1,521,654                  -
                                                                     ---------------------------------------
Total operating expenses                                                     17,912,707         17,025,865
                                                                     ---------------------------------------
                                                                            (15,059,639)       (15,343,164)
Other income (expense):
   Interest income                                                               18,691             15,791
   Loss on investment                                                        (1,945,951)                 -
   Interest expense:
     Coupon or stated rate                                                   (1,163,192)          (966,974)
     Non-cash interest and amortization of debt discount                     (3,815,408)        (1,513,118)
     Less: amount capitalized                                                         -            492,658
                                                                     ---------------------------------------
   Total interest expense                                                    (4,978,600)        (1,987,434)
Total other income (expense)                                                 (6,905,860)        (1,971,643)
                                                                     ---------------------------------------
Net loss                                                                    (21,965,499)       (17,314,807)
Cumulative preferred dividends                                                 (793,586)          (822,561)
                                                                     ---------------------------------------
Loss applicable to common shares                                     $      (22,759,085) $     (18,137,368)
                                                                     =======================================

Loss per common share (basic and diluted)                            $            (0.20) $           (0.50)
                                                                     =======================================

Weighted average number of common shares outstanding (basic and
   diluted)                                                                 111,790,358         35,994,157
                                                                     =======================================

See accompanying notes.

                             USA Technologies, Inc.

                 Consolidated Statements of Shareholders' Equity
                                   (Restated)


                                             Series A
                                            Convertible                        Deferred   Subscriptions  Accumulated
                                          Preferred Stock   Common Stock     Compensation   Receivable     Deficit        Total
                                          -----------------------------------------------------------------------------------------
Balance, June 30, 2001                      $ 3,933,253      $32,977,922      $(103,000)          -   $ (39,209,072)   $(2,400,897)
Conversion of 26,002 shares of Preferred
   Stock to 26,002 shares of Common Stock      (184,095)         184,095              -           -              -               -
Conversion of $268,140 of cumulative
   preferred dividends into 26,814
   shares of Common Stock at $10.00 per
   share                                              -          268,140              -           -        (268,140)             -
Issuance of 2,784,134 shares of Common
   Stock for professional services                    -        1,330,944              -           -               -      1,330,944
Issuance of 500,000 Common Stock
   Warrants for professional services                 -          115,000              -           -               -        115,000
Issuance of 2,340,000 shares of Common
   Stock for Officer compensation                     -          981,000              -           -               -        981,000
Issuance of 200,000 Common Stock Options
   for professional services                          -           66,000              -           -               -         66,000
Issuance of 498,000 shares of Common
   Stock from the conversion of $622,500
   of the 2000 12% Senior Notes at $1.25
   per share                                          -          622,500              -           -               -        622,500
Exercise of 2,333,529 Common Stock
   Warrants at exercise prices  ranging from
   $0.10 to $0.50 per share, net of
   offering costs                                     -          336,921              -           -               -        336,921
Issuance of 333,678  shares of Common Stock
   from the  conversion of $82,000 of a
   9-3/4% Convertible  Debenture, and the
   related exercise of Common Stock
   Warrants at varying prices per share to
   purchase 3,336,780 shares of Common
   Stock, net of offering costs                       -          886,250              -           -               -        886,250
Issuance of 8,772,724 shares of Common
   Stock in connection with Private
   Placement Offerings at varying
   offering prices, net of offering
   costs of $343,944                                  -        4,747,223              -    (149,750)              -      4,597,473
Issuance of 674,431 shares of Common
   Stock in lieu of cash payments for
   interest on the Convertible Senior
   Notes and the related issuance of
   303,829 Common Stock Warrants                      -          301,856              -           -               -        301,856
Debt discount relating to beneficial
   conversion feature on the 2001 12%
   Senior Notes and on the $325,000
   9-3/4% Convertible Debenture                       -        4,067,813              -           -               -      4,067,813
Issuance of Common Stock in connection
   with Stitch acquisition                            -        8,710,816              -           -               -      8,710,816
Issuance of Common Stock Options and
   Common Stock Warrants in connection
   with Stitch acquisition                            -          963,583              -           -               -        963,583
Compensation expense related to deferred
   stock awards                                       -                -        103,000           -               -        103,000
Other                                                 -           28,440              -           -               -         28,440
Net loss                                              -                -              -           -     (17,314,807)   (17,314,807)
                                          ----------------------------------------------------------------------------------------
Balance, June 30, 2002                        3,749,158       56,588,503              -    (149,750)    (56,792,019)     3,395,892
                                          ----------------------------------------------------------------------------------------

                             USA Technologies, Inc.

                 Consolidated Statements of Shareholders' Equity



                                                Series A
                                               Convertible                    Subscriptions    Accumulated
                                             Preferred Stock   Common Stock     Receivable       Deficit           Total
                                           -----------------------------------------------------------------------------------
Conversion of 4,790 shares of Preferred
   Stock to 4,790 shares of Common Stock         (33,912)              33,912              -             -                  -
Conversion of $56,050 of cumulative
   preferred dividends into 5,605 shares
   of Common Stock at $10.00 per share                 -               56,050              -         (56,050)               -
Issuance of 5,749,442 shares of Common
   Stock for professional services                     -            1,245,631        149,750               -        1,395,381
Exercise of 17,686,489 Common Stock
   Warrants at $0.10 per share                         -            1,768,650              -               -        1,768,650
Issuance of 5,727,383 shares of Common
   Stock from the conversion of 12%
   Senior Notes                                        -            1,145,442              -               -        1,145,442
Issuance off 2,467,225 shares of Common
   Stock from the conversion of $243,000 of
   9-3/4%  debentures,  and the related
   exercise of Common  Stock  Warrants  at
   varying  prices per share to purchase
   7,206,893 shares of Common Stock, net
   of offering costs                                   -              873,000              -               -          873,000
Issuance of 89,207,511 shares of Common
   Stock in connection with various
   Private Placement Offerings at varying
   prices per share                                    -            8,750,058              -               -        8,750,058
Issuance of  2,315,000  shares  of  Common
   Stock in lieu of cash payments for
   interest on the Convertible Senior Notes
   and the issuance of 2,315,000 Common
   Stock Warrants                                      -              860,250              -               -          860,250
Debt Discount relating to beneficial
   conversion feature on the various 12%
   Senior Notes                                        -            2,947,130              -               -        2,947,130
Issuance of 8,031,516 shares of Common
   Stock in connection with the issuance
   of 12% Senior Notes                                 -            1,664,819              -               -        1,664,819
Issuance of 15,000,000 shares of Common
   Stock for the investment in Jubilee                 -            2,850,000              -               -        2,850,000
Other                                                  -                6,960              -               -            6,960
Net loss                                               -                    -              -     (21,965,499)     (21,965,499)
                                           -----------------------------------------------------------------------------------
Balance, June 30, 2003                     $   3,715,246          $78,790,405     $        -   $ (78,813,568)  $    3,692,083
                                           ===================================================================================

See accompanying notes.

                             USA Technologies, Inc.

                      Consolidated Statements of Cash Flows

                                                                                            Year ended June 30
                                                                                        2003                 2002
                                                                                --------------------------------------
                                                                                                           (Restated)
Operating activities:
Net loss                                                                            $(21,965,499)         $(17,314,807)
Adjustments to reconcile net loss to net cash used in operating activities:
     Charges incurred in connection with the issuance of Common Stock,
       Common Stock Warrants and Senior Notes                                          2,573,301             5,532,037
     Interest expense on the Senior Notes paid through the issuance of
       Common Stock                                                                      860,250               301,856
     Interest amortization related to Senior Notes and Convertible
       Debentures                                                                      2,955,158             1,513,699
     Depreciation                                                                      1,119,536               403,738
     Amortization                                                                      1,623,547             3,032,479
     Loss on investment                                                                1,945,951                    --
     Loss on debt modification                                                         1,521,654                    --
     Loss on property and equipment                                                           --               195,722
     Changes in operating assets and liabilities:
       Accounts receivable                                                               (74,503)             (232,653)
       Inventory                                                                         419,914               (36,642)
       Prepaid expenses, deposits and other assets                                       (38,325)              774,845
       Accounts payable                                                                 (759,337)             (259,627)
       Accrued expenses                                                                  589,454               (44,413)
                                                                                --------------------------------------
Net cash used in operating activities                                                 (9,228,899)           (6,133,766)
Investing activities:
Purchase of property and equipment                                                      (186,895)             (102,917)
Cash acquired in connection with Stitch Acquisition, net of financing costs                   --             2,278,229
Increase in software development costs                                                        --            (2,238,771)
                                                                                --------------------------------------
Net cash used in investing activities                                                   (186,895)              (63,459)

Financing activities:
Net proceeds from the issuance of Common Stock and the exercise of Common
   Stock Purchase Warrants and Options                                                 9,930,879             3,912,765
Net proceeds from issuance of Senior Notes and Convertible Debenture                   1,833,841             4,269,223
Net repayment of long-term debt                                                         (510,314)           (2,472,324)
Collection of subscriptions receivable                                                    35,000                29,000
Repayment of principal on capital lease obligations                                      (47,127)              (61,039)
Proceeds received from deposits for future financings                                         --               500,000
Repayment of the Senior Notes                                                                 --              (240,000)
                                                                                --------------------------------------
Net cash provided by financing activities                                             11,242,279             5,937,625
                                                                                --------------------------------------

Net increase (decrease) in cash and cash equivalents                                   1,826,485              (259,600)
Cash and cash equivalents at beginning of year                                           557,970               817,570
                                                                                --------------------------------------
Cash and cash equivalents at end of year                                            $  2,384,455          $    557,970
                                                                                ======================================

Supplemental disclosures of cash flow information:
Cash paid for interest                                                              $  1,479,984          $    603,312
                                                                                ======================================
Conversion of Convertible Preferred Stock to Common Stock                           $     33,912          $    184,095
                                                                                ======================================
Conversion of Cumulative Preferred Dividends to Common Stock                        $     56,050          $    268,140
                                                                                ======================================
Subscriptions receivable                                                            $  1,013,400          $     35,000
                                                                                ======================================
Conversion of Senior Notes and Debenture to Common Stock                            $  1,388,442          $    622,500
                                                                                ======================================
Purchase of investment in Jubilee through the issuance of Common Stock              $  2,850,000          $         --
                                                                                ======================================
Beneficial conversion feature related to Senior Notes and Convertible
   Debenture                                                                        $  2,947,130          $  4,067,813
                                                                                ======================================

Issuance of Common Stock in connection with Senior Note Conversions                 $  1,664,819          $         --
                                                                                ======================================
Issuance of Common Stock, Common Stock Options and Warrants in connection
   with Stitch acquisition                                                          $         --          $  9,674,399
                                                                                ======================================
Capital lease obligations incurred                                                  $         --          $     62,984
                                                                                ======================================

See accompanying notes.               F-6

                             USA Technologies, Inc.

                   Notes to Consolidated Financial Statements

                                  June 30, 2003

1. Business

USA Technologies, Inc., a Pennsylvania corporation (the Company), was incorporated on January 16, 1992. The Company provides unattended cashless payment/control systems and associated network and services for the copy, fax, debit card, smart card personal computer, laundry, and vending industries. The Company's devices make available credit and debit card and other payment methods in connection with the sale of a variety of products and services. The Company's customers are principally located in the United States and are comprised of hotels, chains, consumer package goods companies, information technology and vending operators.

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

2. Accounting Policies

Basis of Financial Statement Presentation

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments to recorded asset values that might be necessary should the Company be unable to continue in existence. The Company has incurred recurring operating losses of $22 million and $17.3 million during each of the fiscal years ended June 30, 2003 and 2002, respectively, recorded cumulative losses from its inception through June 30, 2003 amounting to approximately $75.2 million and has a working capital deficiency at June 30, 2003. Losses have continued through September 2003 and are expected to continue during fiscal year 2004. The Company's ability to meet its future obligations is dependent upon the success of its products in the marketplace. Until the Company's products can generate sufficient operating revenues, the Company will be required to raise capital to meet its cash flow requirements. These factors raise substantial doubt about the Company's ability

                              USA Technologies Inc.

                   Notes to Consolidated Financial Statements

2. Accounting Policies (continued)

to continue as a going concern. Management believes that actions presently being taken will allow for the Company to continue as a going concern. Such actions include the generation of revenues from operations, additional private placement offerings (Note 17) and continued efforts to reduce costs.

Restatement


The Company restated the June 30, 2002 balance sheet, statement of shareholders' equity and statement of cash flows to correct the valuation of the marketable equity securities issued in connection with the Company's May 2002 acquisition of Stitch Corporation (Note 4) in accordance with EITF 99-12: "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination". The Company originally valued the marketable securities issued in connection with this acquisition at the market price a few days before and a few days after May 14, 2002, which was the date the Company's shareholders approved the increase in the Company's Common Stock to allow for this transaction to close. The restated June 30, 2002 balance sheet, statement of shareholders' equity and statement of cash flows reflect the marketable securities issued in connection with this transaction at the market price a few days before and a few days after April 10, 2002, the date the definitive agreement was signed. The restated June 30, 2002 consolidated financial statements reflect an increase in Goodwill from $6,800,827 to $7,945,580 and an increase in Common Stock from $55,443,750 to $56,588,503. The restatement did not impact the net loss or loss per common share reported during 2002 or 2003.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

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

                              USA Technologies Inc.

                   Notes to Consolidated Financial Statements


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

Property and Equipment

Property and equipment is recorded at cost. Property and equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the respective lease term.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of the net assets acquired from Stitch. The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets," on July 1, 2002. Under SFAS No. 142, Goodwill is no longer permitted to be amortized to earnings, but instead is subject to periodic testing for impairment. The Company tests goodwill for impairment using the two-step process prescribed by SFAS No. 142. The first step screens for potential impairment, while the second step measures the amount of impairment, if any. The Company uses a discounted cash flow analysis to complete the first step in this process. The Company completed the transitional test of goodwill as of July 1, 2002, as prescribed in SFAS No. 142, during the quarter ended December 31, 2002. The Company concluded that there were no goodwill impairment indicators as a result of the transitional test. The Company also performed an annual impairment test of goodwill as of April 1, 2003 and concluded there was no goodwill impairment.

Intangible assets include patents and trademarks acquired in the Stitch acquisition. The aggregate amortization expense was $292,000 and $36,500 during the years ended June 30, 2003 and 2002, respectively. The intangible asset balance and related accumulated amortization consists of the following:

                                                                        June 30, 2003
                                          ---------------------------------------------------------------------------
                                             Gross Carrying               Accumulated              Net Carrying
                                                    Amount               Amortization                 Value
                                          ------------------------ -------------------------- -----------------------
Amortized intangible assets
     Trademark                               $        1,050,000         $       (118,125)       $         931,875
     Patents                                          1,870,000                 (210,375)               1,659,625
                                           --------------------      --------------------               ---------
Total                                        $        2,920,000         $       (328,500)            $  2,591,500
                                           ====================       ===================            ============


                                                                        June 30, 2002
                                          ---------------------------------------------------------------------------
                                             Gross Carrying               Accumulated              Net Carrying
                                                    Amount               Amortization                 Value
                                          ------------------------ -------------------------- -----------------------
Amortized intangible assets
     Trademark                               $       1,050,000           $       (13,125)            $  1,036,875
     Patents                                         1,870,000                   (23,375)               1,846,625
                                           -------------------         ------------------            ------------
Total                                        $       2,920,000           $       (36,500)            $  2,883,500
                                           ===================         ==================            ============


At June 30, 2003, the expected amortization of the intangible assets is as follows: $292,000 per year in fiscal year 2004 through fiscal year 2011, and $255,500 in fiscal year 2012. The weighted average useful life of these intangibles is 10 years.

Concentration of Credit Risk

Financial instruments that subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions, and the Company's policy is designed to limit exposure to any one institution. The Company's accounts receivable is net of an allowance for uncollectible accounts. The Company does not require collateral or other security to support credit sales, but provides an allowance for uncollectible accounts based on historical experience and specifically identified risks. Accounts receivable are determined to be carried at fair value and charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the company ceases collection efforts. Approximately 57% and 41% of the Company's accounts receivable at June 30, 2003 and 2002, and 35% and 12% of the Company's revenues for the years ended June 30, 2003 and 2003, respectively are concentrated with two customers.

                              USA Technologies Inc.

                   Notes to Consolidated Financial Statements

2.  Accounting Policies (continued)

Revenue Recognition

Revenue from the sale of equipment is recognized on the terms of freight-on-board shipping point, or upon installation and acceptance of the equipment if installation services are purchased for the related equipment. Transaction processing revenue is recognized upon the usage of the Company's cashless payment and control network. Service fees for access to the Company's equipment and network services are recognized on a monthly basis. Product revenues are recognized from the sale of products from Company owned vending machines when there is purchase and acceptance of product by the vending customer.

Investment

The Company accounts for investments in debt and equity securities under the provisions of Statement of Financial Accounting Standards No. 115, (SFAS No.
115), "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classifications of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity in other comprehensive income (loss). If the investment sustains an other than temporary decline in fair value, the investment is written down to its fair value by a charge to earnings.

Software Development Costs

The Company capitalizes software development costs pursuant to Statement of Financial Accounting Standards No. 86 (SFAS No. 86), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. Amortization of software development costs commences when the product becomes available for general release to customers. Amortization of software development costs is calculated as the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product. The Company reviews the unamortized software development costs at each balance sheet date and, if necessary, will write down the balance to net realizable value if the unamortized costs exceed the net realizable value of the asset. During May 2000, the Company reached technological feasibility for the development of the multi-media e-Port client product and related enhanced network and, accordingly, the Company commenced capitalization of software development costs related to

                              USA Technologies Inc.

                   Notes to Consolidated Financial Statements


2.  Accounting Policies (continued)

Software Development Costs (continued)

this product and network. Costs capitalized through 2002 were $5.1 million, which included capitalized interest of approximately $493,000, pursuant to SFAS No. 34, "Capitalization of Interest Costs".

During the fourth quarter of fiscal 2002, the multi-media e-Port(TM) client product and enhanced network became available for general release to the Company's customers. During this quarter, Management performed an evaluation of the commercial success and preliminary market acceptance of the multi-media e-Port(TM) client product and enhanced network and as a result of this evaluation the Company determined that the estimated future revenues less costs to complete and dispose of the multi-media e-Port client product was zero. Therefore, the Company wrote down $2,663,000 of software development costs related to the multi-media e-Port client product. The unamortized balance of the software development costs after the impairment charge is being amortized over an estimated useful life of two years. Amortization expense was approximately $1,331,000 during the year ended June 30, 2003 and $2,996,000 during the year ended June 30, 2002 (including the above impairment adjustment of $2,663,000). Such amortization is reflected in cost of sales in the accompanying consolidated statements of operations.

Fair  Value  of  Financial  Instruments

The carrying  value of cash and cash  equivalents,  accounts  receivable,  other current assets, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate fair value due to their short maturities. The fair value of the Company's Senior Notes, Debenture, and other Long-Term Debt approximates book value as such notes are at market rates currently available to the Company.

Impairment of Long Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" on July 1, 2002. In accordance with SFAS No. 144, the Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the fourth quarter of fiscal year 2003, the Company reviewed certain long-lived assets and determined that such assets were impaired. The estimated undiscounted cash flows for this group of assets was less than the carrying value of the related assets. As a result, the Company recorded a charge of approximately $321,000 representing the difference between the fair value as determined from a quoted market price and the carrying value of the group of assets. Such amount is reflected in depreciation expense in the 2003 consolidated statement of operations.

                              USA Technologies Inc.

                   Notes to Consolidated Financial Statements

2. Accounting Policies (continued)

Advertising Expenses

Advertising   expenses  for  the  years  ended  June  30,  2003  and  2002  were approximately $72,000 and $429,000, respectively and were expensed as incurred.

Research and Development Expenses

Research and development expenses are expensed as incurred. Research and development expenses, which are included in general and administrative and compensation expense in the consolidated statements of operations, were $1,505,000 and $1,187,000 for the years ended June 30, 2003 and 2002, respectively.

Accounting for Stock Options

Statement of Financial Accounting Standards No. 123 (SFAS No.123), "Accounting for Stock-Based Compensation", provides companies with a choice to follow the provisions of SFAS No. 123 in determination of stock-based compensation expense or to continue with the provisions of APB No. 25, "Accounting for Stock Issued to Employees and Related Interpretations in Accounting for Stock-Compensation Plans" and the related FASB Interpretation No. 44. The Company has elected to follow the provisions of APB 25. Under APB 25, if the exercise price of the Company's stock options equals or exceeds the market price of the underlying Common Stock on the date of grant, no compensation expense is recognized.

The effect of applying SFAS No. 123 to the Company's stock-based awards results in the same net loss and net loss per common share for the year ended June 30, 2003 on a pro-forma basis under SFAS No. 123 and under APB 25. The effect of applying SFAS No. 123 to the Company's stock-based awards resulted in a net loss and net loss per common share for the year ended June 30, 2002 as follows:

Net loss applicable to common shares as reported
    under APB 25                                         $(18,137,368)
Stock option expense per SFAS 123                            (985,046)
                                                         ------------
Pro forma net loss                                       $(19,122,414)
                                                         ============

Loss per common share as reported                        $      (0.50)
                                                         ============
Pro forma net loss per common share                      $      (0.53)
                                                         ============

The fair value for the Company's stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal year 2002: an expected life of 2 years; no expected cash dividend payments on Common Stock, and a risk-free interest rate of 4.5% to 5.5%, and volatility factors of the expected market price of the Company's Common Stock, based on historical volatility of .85 to .95 for fiscal 2002.

                              USA Technologies Inc.

                   Notes to Consolidated Financial Statements


2.  Accounting Policies (continued)

Accounting for Stock Options (continued)

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

Loss  Per Common  Share

Basic earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period plus the dilutive effect (unless such effect is anti-dilutive) of equity instruments. No exercise of stock options, purchase rights, stock purchase warrants, or the conversion of preferred stock, cumulative preferred dividends or Senior Notes was assumed during fiscal year 2003 or 2002 because the assumed
exercise   of  these   securities   would  be   antidilutive.

New   Accounting Pronouncements

In December 2002,  Statement of Financial Accounting Standards No. 148 (SFAS No.
148), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" (SFAS No. 123) was issued. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has provided the prescribed disclosure format required by SFAS No. 148 during the year ended June 30, 2003.

3. Investment in Jubilee  Investment  Trust

During February 2003, the Company issued 15,000,000 shares of its Common Stock ($2,850,000) for an investment of 1,870,091 shares in the Jubilee Investment Trust, PLC (`Jubilee"), a United Kingdom Investment Trust whose shares trade on the London Stock

                              USA Technologies Inc.

                   Notes to Consolidated Financial Statements


3. Investment in Jubilee Investment Trust (continued)


Exchange. The Company agreed not to sell the Jubilee shares for a period of 90 days from January 24, 2003 and to sell a maximum of 10% of the Jubilee shares during each month thereafter. Jubilee has agreed not to sell the Company's shares of Common Stock for a period of two years from the date of issuance unless agreed to by the Company. As the investment declined in value below its cost basis for a period of six months or more, the Company determined that the decline in the market value of this available for sale investment was "other than temporary" and, accordingly, the Company wrote down the investment to its fair value as of June 30, 2003 realizing an impairment loss of $1,945,951.


4.  Acquisition of Stitch Networks  Corporation

On May 14, 2002, USA Acquisition Corp., a wholly owned subsidiary of the Company acquired Stitch pursuant to an Agreement and Plan of Merger by and among the Company, USA Acquisition Corp., Stitch and the stockholders of Stitch. Additionally, on May 14, 2002, the Company's shareholders voted to increase the number of authorized shares of Common Stock to 150,000,000. The Company acquired Stitch to strengthen its position as a leading provider of wireless remote monitoring and cashless and mobile commerce solutions and to increase the Company's revenue base. These revenues would include product revenues and monthly service and transaction fees. Additionally, the acquisition of the Stitch technology enhanced the Company's existing technology and complemented the revenue and transaction processing revenue of the Company's existing products. Certain Stitch personnel were believed to possess some key strengths in several disciplines that the Company believed to be of great value in its plans for growth.

Stitch became a wholly-owned subsidiary of the Company effective May 14, 2002. The acquisition was accounted for using the purchase method and, accordingly, the results of the operations of Stitch have been included in the accompanying consolidated statements of operations since the acquisition date. The purchase price consisted of the issuance of 22,762,341 shares of the Company's Common Stock in exchange for the outstanding shares of Stitch, and the issuance of warrants to purchase up to 7,587,447 shares of the Company's Common Stock at $.40 per share at any time through June 30, 2002. The purchase price also included the assumption of outstanding Stitch stock options that were converted into options to purchase an aggregate of 2,475,318 shares of the Company's Common Stock at $.165 per share at any time prior to May 14, 2007, warrants to purchase up to 412,553 shares of the Company's Common Stock at $.40 per share at any time through June 30, 2002 and other acquisition related expenses. None of the warrants issued in connection with the acquisition were exercised as of June 30, 2003. A total of 4,800,000 shares of the Common Stock issued to the former stockholders of Stitch are held in escrow to secure the former stockholder's indemnification obligations under the Agreement and Plan of Merger. Such shares are subject to cancellation if there is a breach of the indemnification (as defined). The value of the marketable equity securities issued in connection with this acquisition was determined based on the average market price of the Company's Common Stock over a two-day period before and after April 10, 2002, the date the definitive agreement to acquire Stitch was entered into. Such valuation was in accordance with

                              USA Technologies Inc.

                   Notes to Consolidated Financial Statements


4. Acquisition of Stitch Networks Corporation (continued)

EITF 99-12: "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination".

During June 2002, the Company determined that it would vacate the office space previously occupied by Stitch. Accordingly, the Company accrued the remaining lease exit costs relating to this property in the amount of approximately $354,000 as part of the cost of Stitch. While the Company is attempting to sublease this space, no provision for recovery was estimated.

The following table summarizes the final purchase price allocation of the fair value of the assets and liabilities assumed at the date of acquisition:

Current assets                  $ 2,710,000
Property and equipment            1,700,000
Goodwill                          7,946,000
Intangibles                       2,920,000
Current liabilities              (1,554,000)
Long-term debt (Note 9)          (3,976,000)
                                -----------
                                $ 9,746,000
                                ===========

Unaudited pro-forma combined results of the Company as if the Company acquired Stitch on July 1, 2001 is as follows:

                                                           Year ended June 30
                                                                 2002
                                                             ------------
Revenues                                                     $  2,869,466
                                                             ============
Net loss                                                      (19,583,216)
Cumulative preferred dividends
                                                                 (822,561)
                                                             ------------
Loss applicable to common shares                             $(20,405,777)
                                                             ============
Loss per common share (basic and diluted)                    $      (0.36)
                                                             ============
Weighted average number of common shares outstanding
   (basic and diluted)                                         56,676,823
                                                             ============

                              USA Technologies Inc.

                   Notes to Consolidated Financial Statements

5. Property and Equipment

Property and equipment consist of the following:

                                                Useful                        June 30
                                                Lives                 2003                2002
                                        ----------------------------------------------------------
Computer equipment and purchased
   software                                     3 years        $    1,931,912      $    1,855,459
Vending machines and related components         7 years               688,284           1,050,220
Control systems                                 3 years               980,759             982,371
Furniture and equipment                       5-7 years               532,570             503,110
Leasehold improvements                       Lease term                16,140              94,031
Vehicles                                        5 years                10,258              10,258
                                                           ---------------------------------------
                                                                    4,159,923           4,495,449
Less accumulated depreciation                                      (3,216,139)         (2,563,022)
                                                           ---------------------------------------
                                                              $       943,784    $      1,932,427
                                                           =======================================

6. Accrued Expenses

Accrued expenses consist of the following:

                                                                              June 30
                                                                      2003               2002
                                                               ---------------------------------------
Accrued professional fees                                       $       650,974      $     628,372
Accrued consulting fees                                                 662,010             62,480
Accrued lease termination payments, net                                 344,934            344,934
Accrued compensation and related sales commissions                      250,808            225,917
Accrued interest                                                        291,315            209,885
Accrued software license and support costs                              125,385            144,755
Accrued product warranty costs                                          104,406             85,827
Accrued taxes and filing fees                                            94,529            134,411
Advanced customer billings                                               62,540             30,190
Accrued other                                                           133,842            264,518
                                                               ---------------------------------------
                                                                $     2,720,743      $   2,131,289
                                                               =======================================

7. Related Party  Transactions

During the years ended June 30, 2003 and 2002, the Company incurred approximately $305,000 and $213,000, respectively, in connection with legal services provided by a member of the Company's Board of Directors. At June 30, 2003 and 2002, approximately $22,000 and $30,000,

                              USA Technologies Inc.

                   Notes to Consolidated Financial Statements

7. Related Party Transactions (continued)

respectively, of the Company's accounts payable and accrued expenses were due to this Board member. During the years ended June 30, 2003 and 2002, certain Board members participated in various debt or equity offerings of the Company for a total investment of approximately $661,500 and $277,500 respectively.Stitch currently purchases parts and services from Dixie-Narco, Inc. (Dixie), an affiliate of a shareholder (Maytag Holdings, a subsidiary of Maytag Inc.) of the Company. There were purchases from Dixie of $201,000 and $8,000, for the fiscal year ended June 30, 2003 and for the period May 14, 2002 to June 30, 2002, respectively. Amounts payable to Dixie included in accounts payable in the accompanying June 30, 2003 and 2002 consolidated balance sheets were approximately $130,000 and $124,000, respectively.

8. Commitments


o During July 2003, in connection with an amendment to the Company's Chief Executive Officer's employment agreement (expiring June 2005) the Company issued an aggregate of 10,500,000 shares of its Common Stock to the Company's Chief Executive Officer. In connection with this amendment, the Chief Executive Officer also entered into a lock-up agreement pursuant to which he shall not sell 2,500,000 of these shares of Common Stock for a one-year period and 8,000,000 of these shares for a two-year period. The agreement also grants the Chief Executive Officer an aggregate of 14,000,000 shares of Common Stock subject to adjustment for stock splits or combinations in the event a "USA Transaction" (as defined) occurs, which among other events includes a change in control of the Company. Prior to this amendment the Chief Executive Officer would have been granted seven percent of all the then issued and outstanding shares of the Company's Common Stock. The Chief Executive Officer will not be required to pay any additional consideration for these shares of Common Stock. At the time of a USA Transaction, all of the shares issued to the Chief Executive Officer in connection with this amendment are automatically deemed to be issued and outstanding, and will be entitled to be treated as any other issued and outstanding shares of Common Stock. These shares will be irrevocable and fully vested, have no expiration date, and will not be affected by the termination of the Chief Executive Officer with the Company for any reason whatsoever.


o The Company conducts its operations from various facilities under operating leases. During March 2003, the Company entered into a lease agreement for its new corporate headquarters. The lease provides for escalating rent payments and a period of free rent prior to the commencement of the lease payments in January 2004. The Company has provided for deferred rent expense for the difference between the rent payments to be made and the straight line allocation of total rent payments to be made over the lease term. In connection with this lease agreement, the Company has provided the landlord with a security deposit comprised of shares in the Jubilee Investment Trust valued at $100,000.

                              USA Technologies Inc.

                   Notes to Consolidated Financial Statements


8. Commitments (continued)

Rent expense under such arrangements was approximately $292,000 and $220,000 during the years ended June 30, 2003 and 2002, respectively. The Company has $180,000 of equipment under capital lease agreements. Capital lease amortization of approximately $46,000 and $54,000 is included in depreciation expense for the years ended June 30, 2003 and 2002, respectively. Future minimum lease payments subsequent to June 30, 2003 under capital and noncancelable operating leases are as follows:

                                                               Capital Leases    Operating Leases
                                                             ---------------------------------------
2004                                                         $          15,960  $         244,000
2005                                                                     1,779            346,000
2006                                                                         -            343,000
2007                                                                         -            313,000
2008 and thereafter                                                          -            480,000
                                                             ---------------------------------------
Total minimum lease payments                                             17,739 $       1,726,000
                                                                                ====================
Less amount representing interest                                         1,882
                                                             -------------------
Present value of net minimum lease payments                              15,857
Less current obligations under capital leases                            14,161
                                                             -------------------
Obligations under capital leases, less current portion        $           1,696
                                                             ===================


9. Long-Term Debt

Long-term debt consists of the following:

                                                                            June 30
                                                                    2003              2002
                                                               ---------------- -----------------
        Bank facility                                          $       828,466    $   1,255,113
        Working capital loans                                          166,765          275,000
        Other, including capital lease obligations                      60,057           62,984
        IBM inventory financing                                              -           19,632
                                                               ---------------- -----------------
                                                                     1,055,288        1,612,729
        Less current portion                                           830,674          850,644
                                                               ---------------- -----------------
                                                               $       224,614    $     762,085
                                                               ================ =================


In connection with the Stitch acquisition (Note 4), the Company assumed long-term debt of $3,976,000, which included a vending equipment borrowing facility and working capital loans. The Company repaid $2,165,000 of the working capital loans in June 2002 leaving an outstanding balance of $275,000 at June 30, 2002. These loans are secured by certain assets of Stitch. At June 30, 2003, $166,765 of the working capital loans are outstanding which bear interest at 6.75% per annum. Such loans were payable on July 8, 2002. During fiscal year 2003

                              USA Technologies Inc.

                   Notes to Consolidated Financial Statements

9. Long-Term Debt (continued)

the bank extended the due date on these loans on several occasions under forbearance agreements. At June 30, 2003, the Company is in default under this working capital loan agreement.

The bank facility (the Facility) was utilized by Stitch to fund the purchase of vending machines placed at locations where Kodak film products are sold. Borrowings were made from time to time under the Facility, with repayment schedules set at the time of each borrowing, including equal monthly payments over 36 months and an interest rate based upon 495 basis points over the three year U.S. Treasury Notes. The Company granted the bank a security interest in the film products vending machines. Repayment of principal is also insured by a Surety Bond issued by a third-party insurer in exchange for an initial fee paid by the Company.

10. Income Taxes

At June 30, 2003 and 2002, the Company had net operating loss carryforwards of approximately $76,211,000 and $54,769,000, respectively, to offset future taxable income expiring through approximately 2023. At June 30, 2003 and 2002, the Company recorded a net deferred tax asset of approximately $29,771,000 and $20,546,000, respectively, which was reduced by a valuation allowance of the same amount as the realization of the deferred tax asset is not certain, principally due to the lack of earnings history.

The timing and extent in which the Company can utilize future tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. Stitch had net operating loss carryforwards of approximately $10,985,000 at the acquisition date. Such net operating loss carryforwards are limited under these provisions as to the amount available to offset future taxable income.

The deferred tax assets arose primarily from the use of different accounting methods for financial statement and income tax reporting purposes as follows:

                                                          June 30
                                                 2003                  2002
                                             ------------          ------------
Deferred tax assets:
Net operating loss carryforwards             $ 28,431,000          $ 19,837,000
Deferred research and development costs           730,000               480,000
Software development costs                      1,324,000             1,008,000
Other                                             338,000               392,000
                                             ------------          ------------
                                               30,823,000            21,717,000
Deferred tax liabilities:
Intangibles                                    (1,052,000)           (1,171,000)
                                             ------------          ------------
                                               29,771,000            20,546,000
Valuation allowance                           (29,771,000)          (20,546,000)
                                             ------------          ------------
Deferred tax asset, net                      $         --          $         --
                                             ============          ============

                              USA Technologies Inc.

                   Notes to Consolidated Financial Statements

10. Income Tax (continued)

Amounts assigned to intangibles acquired in the Stitch acquisition exceeded the tax basis. Such excess will increase taxable income as the intangibles are amortized. The net operating loss carryforwards will be used to offset the increase in taxable income. Accordingly, the Company recorded a deferred tax liability of $1,171,000 and a deferred tax asset in the same amount related to these intangibles at the acquisition date.

11. Senior Notes and Debenture

During June 2002, the Company commenced a $2,500,000 2002-A private placement offering (subsequently increased to 430 units or $4,300,000), consisting of 12% Convertible Senior Notes due December 31, 2005 ("2002 Senior Notes"). Each $10,000 Senior Note is convertible into Common Stock at $.20 per share and interest is payable quarterly. Each Note holder initially received 20,000 Common Stock warrants, however subsequent to June 30, 2002, the Board of Directors amended the offering to replace the warrants with 20,000 shares of the Company's Common Stock. The fair value of the Common Stock issued and the intrinsic value of the beneficial conversion feature aggregating $2,881,847 have been allocated to equity. This resulting debt discount is being amortized to interest expense through December 31, 2005. Through June 30, 2003, the Company issued a total of
401.5 units in this offering, of which 7.5 units are reflected in subscriptions receivable at June 30, 2003. During the year ended June 30, 2003, $489,608 of the 2002 Senior Notes were converted into 2,448,215 shares of the Company's Common Stock.

During fiscal year 2002, the Company commenced a $2,500,000 2001-D private placement offering (subsequently increased to 650 units or $6,500,000), consisting of 12% Convertible Senior Notes due December 31, 2004 ("2001 Senior Notes"). Each $10,000 Senior Note is convertible into Common Stock at $.40 per share and interest is payable quarterly. Certain shareholders of the Company, who held warrants to purchase Common Stock of the Company as part of an earlier private placement at $.50 per share, were offered the opportunity to cancel a portion of such warrants and to receive an equivalent number of new Common Stock warrants at $.10 expiring on December 31, 2002 (subsequently extended to August 31, 2003), if they invested in the 2001-D offering. The original warrants were scheduled to expire on December 31, 2001 or March 31, 2002 (according to their original terms) (Note 13). The estimated fair value of the new warrants was determined to be $1,787,084 (using the Black-Scholes method) and the intrinsic value of the beneficial conversion feature of $1,623,352 have been allocated to equity. This resulting debt discount is being amortized to interest expense through December 31, 2004. During fiscal year 2002, the Company issued a total of 481.4 units, resulting in the issuance of $4,814,000 of 2001 Senior Notes.

During fiscal year 2001, the Company authorized a $6,700,000 private placement offering ("2000 Senior Notes") of 670 units at $10,000 per unit. Each unit consisted of a $10,000 12% Convertible Senior Note, maturing December 31, 2003, and 2,000 shares of Restricted Common Stock. Each Note is convertible

                              USA Technologies Inc.

                   Notes to Consolidated Financial Statements

11. Senior Notes and Debentures (continued)

into Common Stock at $1.25 per share anytime through December 31, 2003. The Company issued 1,136,300 shares of Common Stock in connection with this Offering. The fair value of the Common Stock on the date such shares were granted of $1,215,843 and the intrinsic value of the beneficial conversion feature in the 2000 Senior Notes of $409,104 was allocated to equity. This resulting debt discount is being amortized to interest expense through December 31, 2003. Through June 30, 2003, $647,500 of such Notes were converted into 518,000 shares of Common Stock.

In March 2003, the Company granted to the holders of the 2000 Senior Notes and 2001 Senior Notes the right to extend the maturity date of these Senior Notes to December 31, 2006 and December 31, 2007, respectively, in exchange for reducing the conversion rates from $1.25 to $0.20 per share for the 2000 Senior Notes and from $0.40 to $0.20 per share for the 2001 Senior Notes. This offer has been extended by the Company's Board of Directors until October 31, 2003. Through June 30, 2003, $3,548,000 of the 2000 Senior Note holders and $3,363,397 of the 2001 Senior Note holders agreed to this offer and exchanged their Notes. Subsequent to June 30, 2003 and through September 12, 2003, an additional $456,000 of the 2000 Senior Notes and $276,701 of the 2001 Senior Notes have been exchanged for the 2006 Senior Notes and 2007 Senior Notes, respectively. For all 2000 Senior Note holders who agreed to exchange their Notes, such amounts have been reflected as long-term in the accompanying June 30, 2003 consolidated balance sheet. The exchange of the 2000 Senior Notes and 2001 Senior Notes to the 2006 Senior Notes and 2007 Senior Notes was deemed a significant modification of the terms of the Senior Notes and, accordingly the 2000 and 2001 Senior Notes have been extinguished. Accordingly, at June 30, 2003 the Company expensed $1,521,654 of unamortized debt discount and other issuance costs remaining on the 2000 Senior Notes and 2001 Senior Notes. Such amount has been reported as a loss on debt modification in the 2003 statement of operations.

As the share price was greater than the conversion rate in the fourth quarter of fiscal year 2003, the Company recorded the intrinsic value of this beneficial conversion feature of $1,318,500 and $590,710 for the Senior Notes due in 2006 and 2007, respectively. Such amount has been allocated to equity and the resulting debt discount is being amortized to interest expense through the Notes maturity dates. During fiscal year 2003, $332,500 and $323,334 of the Senior Notes maturing in 2006 and 2007, respectively, were converted into 1,662,500 and 1,616,668, shares of the Company's Common Stock.

                              USA Technologies Inc.

                   Notes to Consolidated Financial Statements

11. Senior Notes and Debentures (continued)

A summary of the various Senior Note activities is as follows:

                                                               Senior Notes Maturing December 31,
                                      -----------------------------------------------------------------------------------
                                          2003              2004               2005              2006             2007
                                      -----------------------------------------------------------------------------------
                                      (2000 Senior      (2001 Senior       (2002 Senior      (2006 Senior     (2007 Senior
                                          Notes)            Notes)             Notes)            Notes)           Notes)
Outstanding at June 30, 2001          $ 5,656,500                $-                $-                $-                $-
Issued for cash and services                   --         4,814,593           444,083                --                --
Converted into Common Stock              (622,500)               --                --                --                --
Repaid at maturity                             --                --                --                --                --
Less:  Unamortized debt discount
   and other issuance costs              (750,295)       (2,928,567)         (323,989)               --                --
                                      -----------------------------------------------------------------------------------
Balance at June 30, 2002                4,283,705         1,886,026           120,094                --                --
Issued for cash and services/
   (rescinded)                                 --          (172,091)        3,571,675                --                --
Exchange of 2000 and 2001 Senior
   Notes for 2006 and 2007
   Senior Notes                        (3,548,000)       (3,363,397)               --         3,548,000         3,363,397
Converted into Common Stock                    --                --          (489,608)         (332,500)         (323,334)
Less: Unamortized debt discount
   and other issuance costs, net
   of accretion                           670,062         2,474,637        (1,829,234)       (1,104,169)         (596,852)
                                      -----------------------------------------------------------------------------------
Balance at June 30, 2003              $ 1,405,767       $   825,175       $ 1,372,927       $ 2,111,331       $ 2,443,211
                                      ===================================================================================


The unamortized debt discount and other issuance costs represents fees paid in connection with these financings, the estimated fair value of the detachable equity instruments issued in connection with these financings, and any beneficial conversion embedded in the debt at the commitment date. Such amounts are being amortized over the remaining life of the respective debt instruments. Debt discount amortization for the Senior Notes, which has been reflected as interest expense in the consolidated statements of operations, was approximately $2,690,000 and $1,513,000 for the years ended June 30, 2003 and 2002, respectively.

During October 2002, the Company's Board of Directors approved that for the quarterly interest payment payable by the Company on its 12% Convertible Senior Notes (for all quarters in fiscal year 2003), at the option of the note holder, the interest payment due can be used to purchase shares of the Company's Common Stock at a rate of $.20 per share. Additionally, for each share purchased, the note holder also received a warrant to purchase one share of the Company's Common Stock at $.20 per share exercisable at any time prior to June 30, 2004. During the years ended June 30, 2003 and 2002, 2,315,000 and 674,431 shares respectively, were issued for the payment of the quarterly interest. A total of 2,315,000 and 303,831 warrants were also issued during the years ended June 30, 2003 and 2002, respectively. The estimated fair value of the

                              USA Technologies Inc.

                   Notes to Consolidated Financial Statements


11. Senior Notes and Debenture (continued)

warrants issued of approximately $279,000 and $43,000 was determined using a Black-Scholes method and has been recorded as interest expense.

The Company executed a Securities Purchase Agreement with an investment company for the purchase of $325,000 (as amended) of a 9.75% Convertible Debenture (the Debenture) due August 2004. Interest on the Debenture was payable monthly in arrears and the Debenture was convertible at a price equal to the lesser of $1.00 or 72% (80% prior to June 18, 2002) of the lowest closing bid price of the Company's Common Stock during the 20 day period prior to the conversion. The Company reserved the right to prepay the portion of the Debenture that the investment company elected to convert, plus interest, at 150% of such amount, if the price of Common Stock is less than $0.40 per share. At the time of conversion, the Company issued to the Debenture holder warrants to purchase an amount of Common Stock equal to ten times the number of shares issued upon the conversion of the Debenture. The warrants are exercisable at the same conversion price as the Debenture. Due to the significance of the beneficial conversion feature associated with this instrument, the entire $325,000 of proceeds was allocated to the warrants and has been allocated to equity. This debt discount is being amortized to interest expense over the term of the Debenture. During the fiscal years ending June 30, 2003 and 2002, the investment company converted $243,000 and $82,000, respectively of the Debenture, resulting in the issuance of 2,467,225 and 333,678 shares, respectively of Common Stock. The investment company also exercised warrants resulting in the issuance of 7,206,893 and 3,336,780 shares of Common Stock and generating net cash proceeds of $630,000 and $804,250 during the years ended June 30, 2003 and 2002, respectively. At June 30, 2002, $280,000 of deposits represented funds advanced to the Company by the investment company for future warrant exercises. Such funds were utilized for this purpose during fiscal year 2003.

12. Series A Preferred Stock

The authorized Preferred Stock may be issued from time to time in one or more series, each series with such rights, preferences or restrictions as determined by the Board of Directors. Each share of Series A Preferred Stock shall have the right to one vote and is convertible at any time into one share of Common Stock. Each share of Common Stock entitles the holder to one voting right. Series A Preferred Stock provides for an annual cumulative dividend of $1.50 per share payable to the shareholders of record in equal parts on February 1 and August 1 of each year. Cumulative unpaid dividends at June 30, 2003 and 2002 amounted to $5,913,107 and $5,175,571, respectively. Cumulative unpaid dividends are convertible into common shares at $10.00 per common share at the option of the shareholder. During the years ended June 30, 2003 and 2002, certain holders of the Preferred Stock converted 4,790 and 26,002 shares, respectively, into 4,790 and 26,002 shares of Common Stock, respectively. Certain of these shareholders also converted cumulative preferred dividends of $56,050 and $268,140, respectively, into 5,605 and 26,814 shares of Common Stock during the years ended June 30, 2003 and 2002, respectively. The Series A Preferred Stock may be called for redemption at the option of the Board of Directors at any time on and after January 1, 1998 for a price of $11.00 per share plus payment

                              USA Technologies Inc.

                   Notes to Consolidated Financial Statements


12. Series A Preferred Stock (continued)

of all accrued and unpaid dividends. No such redemption has occurred as of June 30, 2003. In the event of any liquidation, the holders of shares of Series A Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders.

13. Common Stock Transactions

During the years ended June 30, 2003 and 2002, the Company's Board of Directors authorized various Common Stock private placement offerings as follows:

    o 2003-A Private Placement Offering to sell up to 15,000,000 restricted shares of Common Stock (subsequently amended to 86,000,000 shares in August 2003). Through June 30, 2003, the Company issued 78,636,082 shares of its Common Stock generating net proceeds of $7,792,133 ($7,863,082 less offering costs of $71,475). Included in this amount are subscriptions receivable totaling $937,830. Such subscriptions are reflected in current assets in the 2003 balance sheet as such amounts were collected by the Company as of September 12, 2003. The Company also issued 1,854,390 shares from this offering for services rendered by consultants in the amount of $397,889. Subsequent to June 30, 2003 and through September 12, 2003, the Company issued an additional 2,228,390 shares of Common Stock in this offering generating gross cash proceeds of $222,839.

    o Five private placement offerings during fiscal year 2003 to individual investors aggregating 10,571,429 shares of Common Stock generating net proceeds of $957,925 as follows:

                  i.) 2,500,000 million shares to an accredited investor at $0.10 per share generating proceeds of $250,000;

                  ii.) 1,000,000 shares to an accredited investor at $0.10 per share generating proceeds of $100,000, plus warrants to purchase up to 4,000,000 shares of the Company's Common Stock at $0.10 per share at any time through November 28, 2003;

                  iii.) 1,500,000 shares to an accredited  investor at $0.10 per share generating proceeds of $50,000, plus warrants to purchase 750,000 shares of Common Stock at $0.15 per share through October 2007. This investor has also agreed to purchase an additional 1,500,000 shares of Common Stock at $0.10 per share and receive an additional 750,000 warrants upon the effectiveness of a registration statement to register the initial 1,500,000 million shares purchased;

                              USA Technologies Inc.

                   Notes to Consolidated Financial Statements

13. Common Stock Transactions (continued)


                  iv.) 3,571,429 shares to an accredited investor at $.07 per share generating net proceeds of $244,925 ($250,000 less offering costs of $5075). This investor also received a warrant to purchase 7,142,858 shares of the Company's Common Stock at $.07 per share at any time before October 26, 2007, and an additional warrant to purchase 5,000,000 shares at $0.10 per share expiring October 2003; and

                  v.) 2,000,000 shares to an accredited investor at $0.12 per share generating proceeds of $240,000. The investor also received a warrant to purchase 2,000,000 shares of Common Stock at $.10 per share through May 31, 2003. No warrants were exercised during fiscal year 2003.

o 2001-C Private Placement Offering for the issuance of 4,500,000 shares of Common Stock at $.50 per share. For each share purchased the holder received a warrant to purchase one share of Common Stock at $.50 per share expiring in May 2002. During fiscal year 2002, the Company issued 4,046,684 shares of Common Stock generating net proceeds of $1,992,852 ($2,077,124 less offering costs of $84,272).

o 2001-B Private Placement Offering for the issuance of 8,400,000 shares of Common Stock at $.60 per share. For each dollar invested in this offering the Company also issued a Common Stock Warrant to the investor at $.50 per share (subsequently reduced to $.10 if the shareholder invested in the 2001 D Senior Note Offering). Through June 30, 2001, the Company issued 2,669,400 shares of Common Stock generating net proceeds of $1,546,885 ($1,601,640 less offering costs of $54,755).
         During fiscal year 2002, the Company issued an additional 4,726,040 shares of Common Stock generating net proceeds of $2,754,371 ($3,014,043 less offering costs of $259,672).

Participants in the 2001-B offering exercised 3,375,761 and 1,684,504 warrants during the years ending June 30, 2003 and 2002, respectively, generating proceeds of $337,577 and $168,451, respectively. Participants in the 2001-C offering exercised 284,934 and 122,358 warrants at $0.10 per share during the years ending June 30, 2003 and 2002, respectively, generating proceeds of $28,494 and $12,236, respectively.

The Company  also issued  2,855,042  and  2,784,134  shares of Common  Stock for professional services during the years ended June 30, 2003 and 2002, respectively. Such shares were valued based on the fair value of the Company's Common Stock on the date the shares were granted. During the year ended June 30, 2003 and 2002, the Company also issued 1,040,000 and 2,340,000 shares of Common Stock to certain employees and officers for services. These shares were fully vested on the date of grant; accordingly, the Company recorded compensation expense of $166,400 and $981,000 during the years ended June 30, 2003 and 2002, respectively, based on the fair value of the Company's Common Stock on the date the shares were granted.

                              USA Technologies Inc.

                   Notes to Consolidated Financial Statements

13. Common Stock Transactions (continued)

During October 2002, the Company's Board of Directors authorized granting to all of the holders of the 12% Convertible Senior Notes (hereinafter referred to as Investors), 10,306,026 Common Stock warrants to purchase the Company's Common Stock at $0.10 per share. The total number of the warrants issued was equal to 75% of the dollar amount of the Senior Notes held by the then Investors. These warrants were exercisable through November 30, 2002 (subsequently extended through October 31, 2003). Upon the exercise of the warrant by the Investor, the Company granted an identical number of warrants to that Investor with an exercise price of $0.10 per share exercisable through October 31, 2003. Through June 30, 2003, the Investors exercised a total of 7,127,508 Common Stock warrants, generating gross proceeds to the Company of $712,751. At June 30, 2003, an additional 7,127,508 warrants were granted upon the exercise of the initial warrant to these Investors. Of the additional warrants, 6,898,296 were exercised as of June 30, 2003, generating gross proceeds to the Company of $689,830.

During the year ended June 30, 2003, the Company's shareholders approved the increase in the Company's authorized Common Stock on several occasions. At June 30, 2003, the Company's shareholders approved an increase in the authorized shares of Common Stock to 400,000,000.

A summary of Common Stock Warrant activity for the years ended June 30, 2003 and 2002 is as follows:

                                                         Warrants
                                                    -------------------
Outstanding at June 30, 2001                               8,233,028
    Issued                                                22,602,593
    Exercised                                             (1,833,529)
    Cancelled                                            (22,162,272)
                                                    -------------------
Outstanding at June 30, 2002                               6,839,820
    Issued                                                76,286,145
    Exercised                                            (18,894,241)
    Cancelled                                             (2,104,000)
                                                    -------------------
Outstanding at June 30, 2003                              62,127,724
                                                    ===================

                              USA Technologies Inc.

                   Notes to Consolidated Financial Statements

13. Common Stock Transactions (continued)

The exercise price and exercise dates of outstanding and exercisable warrants outstanding at June 30, 2003 are as follows:

                 Outstanding and
                   Exercisable       Exercise Price         Expiration Date
           ---------------------------------------------------------------------
                      5,796,973         $ 0.10              September 30, 2003
                      7,142,858           0.07              To Be Determined
                      7,142,858           0.07              To Be Determined
                      5,000,000           0.10              To Be Determined
                      4,000,000           0.10              November 28, 2003
                      2,480,150           0.10              April 18, 2005
                      3,472,220           0.10              April 24, 2005
                     11,513,006           0.10              June 2, 2005
                      1,500,000           0.15              November 15, 2007
                      2,618,831           0.20              June 30, 2004
                        150,000           0.70              August 2, 2003
                        650,000           0.70              November 23, 2003
                      1,200,000           0.91              August 29, 2010
                        377,927           1.00              April 24, 2011
                          2,901           1.03              April 30, 2011
                         75,000           1.25              June 30, 2006
                          5,000           4.00              August 17, 2003
                      9,000,000           0.10              To Be Determined
           --------------------
                     62,127,724
           ====================

During the years ended June 30, 2003 and 2002, the Company's Board of Directors amended the terms of certain outstanding Common Stock Warrants whereby the exercise price was reduced and the expiration dates were extended. The above table reflects the status of the warrants as of June 30, 2003. Certain of the warrant expiration dates will be determined upon the registration of share of common stock underlying such warrants.

14. Stock Options

The Company's Board of Directors has granted options to employees and its Board members to purchase shares of Common Stock at or above fair market value. The option term and vesting schedule are established by the contract that granted the option.

The following table summarizes all stock option activity during the years ended June 30, 2003 and 2002:

                                    Common Shares Under   Exercise Price Per
                                      Options Granted            Share
                                 -----------------------------------------------
Balance at June 30, 2001                4,886,667          $    0.50-$5.00
Granted                                 4,505,318          $    0.165-$.70
Canceled or expired                    (4,101,500)         $    0.40-$5.00
                                 -----------------------------------------------
Balance at June 30, 2002                5,290,485          $   0.165-$5.00
Canceled or expired                    (2,383,000)         $    0.40-$5.00
                                 -----------------------------------------------
Balance at June 30, 2003                2,907,485          $   0.165-$2.50
                                 ===============================================

                              USA Technologies Inc.

                   Notes to Consolidated Financial Statements

14. Stock Options (continued)

The price range of the outstanding Common Stock options at June 30, 2003 is as follows:

                                                            Weighted Average
          Option             Options Outstanding and    Remaining Contract Life
      Exercise Prices              Exercisable                   (Yrs.)
--------------------------------------------------------------------------------
      $   .165                       2,475,318                   3.87
      $    .70                         150,000                   0.09
      $   1.00                         125,000                   2.85
      $   1.50                          42,000                   0.10
      $   2.00                          41,167                   1.25
      $   2.50                          74,000                   0.04
                            ---------------------------
                                     2,907,485
                            ===========================

As of June 30, 2003, the Company has reserved shares of Common Stock for the following:

Exercise of Common Stock options                                              2,907,485
Exercise of Common Stock warrants                                            53,127,724
Conversions of Preferred Stock and cumulative Preferred Stock dividends       1,115,803
Conversions of Senior Notes                                                  53,295,128
                                                                           ------------
                                                                            110,446,140
                                                                           ============

15. Retirement Plan

The Company's Savings and Retirement Plan (the Plan) allows employees who have attained the age of 21 and have completed six months of service to make voluntary contributions up to a maximum of 15% of their annual compensation, as defined in the Plan. Through June 30, 2000, the Plan did not provide for any matching contribution by the Company, however, starting at the beginning of fiscal year 2001, the Company has amended the Plan to include a Company matching contribution up to 10% of an employee's compensation. Effective January 1, 2003, the matching contribution changed to a dollar-for-dollar matching contribution on salary deferrals up to 3% of the employee's compensation then a fifty-cents on the dollar matching contribution on salary deferrals from 3% to 5%. The Company contribution for the years ended June 30, 2003 and 2002 was approximately $67,000 and $48,000, respectively.

                              USA Technologies Inc.

                   Notes to Consolidated Financial Statements

16.  Contingencies

In the normal course of business, various legal actions and claims are pending or may be instituted or asserted in the future against the Company. The Company does not believe that the resolution of these matters will have a material effect on the financial position or results of operations of the Company.

17. Subsequent Events

Bayview Technology Group, LLC

On July 11, 2003, the Company entered into a definitive agreement to acquire substantially all of the assets of Bayview Technology Group, LLC (Bayview). Under the terms of the asset purchase agreement the Company issued to Bayview 20,000,000 shares of its restricted Common Stock and cash of $631,000 to settle an obligation of Bayview. The definitive agreement also provides for the Company to assume certain obligations under a royalty agreement expiring May 31, 2006. In connection with this transaction the Company also agreed to issue 170,000 shares of its restricted Common Stock to a consultant who provided certain services to the Company in connection with this acquisition.

Bayview is engaged in the sale and distribution of energy saving devices, which includes plug load controllers. Bayview's energy control products reduce energy consumption in vending machines and glass front coolers throughout the United States. As a result of the acquisition, the Company believes it will be the leading provider of end-to-end networked solutions that includes wireless and internet connections, cashless transaction and security/ ID capability and interactive media functionality, to remote inventory and auditing control and a provider or energy cost reductions and environmental emissions reductions. The Company also expects to reduce costs through economies of scale.

The aggregate purchase price of Bayview was $10,099,000, which principally was due to the issuance of 20,000,000 shares of restricted common stock valued at $9,200,000 and a cash payment of $631,000. The value of the 20,000,000 shares of Common Stock was determined based on the average market price of the Company's Common Stock over the two-day period before and after the definitive agreement date of July 11, 2003. The purchase price also included other acquisition related costs of approximately $268,000.

                              USA Technologies Inc.

                   Notes to Consolidated Financial Statements

17. Subsequent Events (continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

Current assets                 $    57,000
Property and equipment             237,000
Intangible assets                9,500,000
Goodwill                           305,000
                               -----------
Total assets acquired          $10,099,000
                               ===========

Of the $9,500,00 of acquired intangible assets, $7,500,000 was assigned to patents that are subject to amortization over a 10-year period, $1,000,000 was assigned to non-compete agreements that are subject to amortization over a 5-year period and $1,000,000 was assigned to trademarks and trade names that are not subject to amortization.

Other Subsequent Events

On September 26, 2003, the Company completed a sale of 20,000,000 shares of Common Stock to accredited investors at $0.25 per share generating gross proceeds of $5,000,000. Of these shares, Wellington Management Company, LLP purchased 18,000,000 on behalf of their clients, and the balance of the shares were purchased by other investors.

During September 2003, the Company issued 500,000 shares of Common Stock to an existing investor in connection with provision from a fiscal year 2003 equity transaction. The Company also reduced the exercise price on 750,000 Common Stock Warrants previously issued to this investor from $0.10 per share to $0.0665 per share.

On September 16, 2003 and September 24, 2003, the Company sold an aggregate of 700,000 shares of its investment in Jubilee realizing net cash proceeds of approximately $395,000.

During September 2003, the Company's Board of Directors authorized the establishment of the 2003-A Stock Compensation Plan whereby 500,000 shares of the Company's Common Stock shall be available for future issuance to Company employees, directors or consultants as compensation.

During the period from September 15, 2003 through September 30, 2003, an additional $660,000 of the 2000 Senior Notes and $430,390 of the 2001 Senior Notes have been exchanged for the 2006 and 2007 Senior Notes, respectively. For the 2000 Senior Noteholders who agreed to exchange their notes, such amounts have been reflected as long-term in the accompanying June 30, 2003 consolidated balance sheet.

                              USA Technologies Inc.

                   Notes to Consolidated Financial Statements

17. Subsequent Events (continued)

Other Subsequent Events (continued)

The following condensed consolidated pro forma balance sheet reflects the effects of these subsequent events as if they have occurred as of June 30, 2003:

                                                      As Reported                             Proforma
Condensed Consolidated Proforma Balance Sheet        June 30, 2003         Adjustments      June 30, 2003
                                                    -----------------------------------------------------
Total current assets                                  $ 5,375,983         $ 4,426,000         $ 9,801,983

Property and equipment                                    943,784             237,000           1,180,784

Intangibles, including goodwill                        11,535,740           9,805,000          21,340,740

Other assets                                               37,174                  --              37,174
                                                    -----------------------------------------------------
Total assets                                          $17,892,681         $14,468,000         $32,360,681
                                                    =====================================================

Current liabilities                                   $ 6,215,108         $   190,000         $ 6,405,108

Long-term liabilities                                   7,985,490                  --           7,985,490

Total shareholders' equity                              3,692,083          14,278,000          17,970,083
                                                    -----------------------------------------------------
Total liabilities and shareholders' equity            $17,892,681         $14,468,000         $32,360,681
                                                    =====================================================


The adjustment column reflects the recording of the operating assets of Bayview. The purchase price is comprised of the issuance of 20,000,000 shares of the Company's Common Stock valued at $9,200,000, a cash payment of $631,000, the assumption of $40,000 of liabilities and the payment of acquisition related expenses of $228,000. The adjustment column also reflects the issuance of 20,000,000 shares of the Company's Common Stock at $0.25 per share generating gross proceeds of $5,000,000.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

          None



                                    PART III

Item 9.  Directors and Executive  Officers of the  Registrant;  Compliance  with
Section 16(a) of the Exchange Act.

                                     MANAGEMENT

Directors and Executive Officers

Our Directors and executive officers, on September 30, 2003, together with their ages and business backgrounds were as follows:

Name                                  Age      Position(s) Held
----                                  ---      ----------------
George R. Jensen, Jr.                 54       Chief Executive Officer,
                                               Chairman of the Board of
                                               Directors
Stephen P. Herbert                    40       President, Director
Haven Brock Kolls, Jr.                37       Vice President - Research and
                                               Development
David M. DeMedio                      32       Chief Financial Officer
William W. Sellers (1)(2)             80       Director
William L. Van Alen, Jr. (1)(2)       67       Director
Steven Katz (1)                       52       Director
Douglas M. Lurio (2)                  46       Director

(1) Member of Compensation Committee
(2) Member of Audit Committee

Each Director holds office until the next Annual Meeting of shareholders and until his successor has been elected and qualified.

George R. Jensen, Jr., has been our Chief Executive Officer and a Director since our inception in January 1992. Mr. Jensen was Chairman, Director, and Chief Executive Officer of American Film Technologies, Inc. ("AFT") from 1985 until
1992. AFT was in the business of creating color imaged versions of black-and-white films. From 1979 to 1985, Mr. Jensen was Chief Executive Officer and President of International Film Productions, Inc. Mr. Jensen was the Executive Producer of the twelve hour miniseries, "A.D.", a $35 million dollar production filmed in Tunisia. Procter and Gamble, Inc., the primary source of funds, co-produced and sponsored the epic, which aired in March 1985 for five consecutive nights on the NBC network. Mr. Jensen was also the Executive Producer for the 1983 special for public television, "A Tribute to Princess Grace". From 1971 to 1978, Mr. Jensen was a securities broker, primarily for the firm of Smith Barney, Harris Upham. Mr. Jensen was chosen 1989 Entrepreneur of the Year in the high technology category for the Philadelphia, Pennsylvania area by Ernst & Young LLP and Inc. Magazine. Mr. Jensen received his Bachelor of Science Degree from the University of Tennessee and is a graduate of the Advanced Management Program at the Wharton School of the University of Pennsylvania.

Stephen P. Herbert was elected a Director in April 1996, and joined USA on a full-time basis on May 6, 1996. Prior to joining us and since 1986, Mr. Herbert had been employed by Pepsi-Cola, the beverage division of PepsiCo, Inc. From 1994 to April 1996, Mr. Herbert was a Manager of Market Strategy. In such position he was responsible for directing development of market strategy for the vending channel and subsequently the supermarket channel for Pepsi-Cola in North America. Prior thereto, Mr. Herbert held various sales and management positions with Pepsi-Cola. Mr. Herbert graduated with a Bachelor of Science degree from Louisiana State University.

Haven Brock Kolls, Jr., joined USA Technologies on a full-time basis in May 1994 and was elected an executive officer in August 1994. From January 1992 to April 1994, Mr. Kolls was Director of Engineering for International Trade Agency, Inc., an engineering firm specializing in the development of control systems and management software packages for use in the vending machine industry. Mr. Kolls was an electrical engineer for Plateau Inc. from 1988 to December 1992. His responsibilities included mechanical and electrical computer-aided engineering, digital electronic hardware design, circuit board design and layout, fabrication of system prototypes and software development. Mr. Kolls is a graduate of the University of Tennessee with a Bachelor of Science Degree in Engineering.

David M. DeMedio joined USA Technologies on a full-time basis in March 1999 as Controller and become Chief Financial Officer effective July 1, 2003. In the summer of 2001, Mr. DeMedio was promoted to Director of Financial Services where he was responsible for the sales and financial data reporting to customers, the companies turnkey banking services and maintaining and developing relationships with credit card processors and card associations. From 1996 to March 1999, prior to joining the company, Mr. DeMedio had been employed by Elko, Fischer, Cunnane and Associates, LLC as a supervisor in its' accounting and auditing and consulting practice. Prior thereto, Mr. DeMedio held various accounting positions with Intelligent Electronics, Inc., a multi-billion reseller of computer hardware and configuration services. Mr. DeMedio graduated with a Bachelor of Science in Business Administration from Shippensburg University and is a Certified Public Accountant.

William W. Sellers joined the Board of Directors of USA in May 1993. Mr. Sellers founded The Sellers Company in 1949, which has been nationally recognized as the leader in the design and manufacture of state-of-the-art equipment for the paving industry. Mr. Sellers has been awarded five United States patents and several Canadian patents pertaining to this equipment. The Sellers Company was sold to Mechtron International in 1985. Mr. Sellers is Chairman of the Board of Sellers Process Equipment Company, which sells products and systems to the food and other industries. Mr. Sellers is actively involved in his community. Mr. Sellers received his undergraduate degree from the University of Pennsylvania.

William L. Van Alen, Jr., joined the Board of Directors of USA in May 1993. Mr. Van Alen is President of Cornerstone Entertainment, Inc., an organization engaged in the production of feature films of which he was a founder in 1985. Since 1996, Mr. Van Alen has been President and a Director of The Noah Fund, a publicly traded mutual fund. Prior to 1985, Mr. Van Alen practiced law in Pennsylvania for twenty-two years. Mr. Van Alen received his undergraduate degree in Economics from the University of Pennsylvania and his law degree from Villanova Law School.

Steven Katz joined the Board of Directors in May 1999. He is President of Steven Katz & Associates, Inc., a management consulting firm specializing in strategic planning and corporate development for technology and service-based companies in the health care, environmental, telecommunications and Internet markets. Mr. Katz`s prior experience includes five years with PriceWaterhouse & Co. in audit, tax and management advisory services; two years of corporate planning with Revlon, Inc.; five years with National Patent Development Corporation (NPDC) in strategic planning, merger and acquisition, technology in-licensing and out-licensing, and corporate turnaround experience as President of three NPDC subsidiaries; and two years as a Vice President and General Manager of a non-banking division of Citicorp, N.A.

Douglas M. Lurio joined the Board of Directors of USA in June 1999. Mr. Lurio is President of Lurio & Associates, P.C., attorneys-at-law, which he founded in 1991. He specializes in the practice of corporate and securities law. Prior thereto, he was a partner with Dilworth, Paxson LLP. Mr. Lurio received Bachelor of Arts Degree in Government from Franklin & Marshall College, a Juris Doctor Degree from Villanova Law School, and a Masters in Law (Taxation) from Temple Law School.

The employment agreements of Leland P. Maxwell (former Chief Financial Officer of USA) and Michael K. Lawlor (former Vice President - Marketing and Sales) expired on June 30, 2003. Messrs. Maxwell and Lawlor each entered into a Separation Agreement with the Company that provided a severance payment of $77,273. The payments are due by the Company over a six-month period, or sooner at the discretion of the Company, and are conditioned upon Messrs. Lawlor and Maxwell each canceling an aggregate of 186,200 of the shares owned by each of them. The Separation Agreements also provided a Common Stock based severance pay based upon length of service to the Company. Mr. Lawlor received 333,070 shares of Common Stock as part of the 2003-A Common Stock offering at $.10 per share. Mr. Maxwell received 276,920 shares of Common Stock as part of the 2003-A Common Stock offering at $.10 per share.

During June 2003, Kenneth C. Boyle resigned as a Director of USA and Edwin
R. Boynton resigned as a Director of USA.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more that 10% of the Company's common stock are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended June 30, 2003, and except as indicated below, beneficial owners complied with Section 16(a) filing requirements applicable to them.

Mr. Kolls failed to file a Form 3 reporting his beneficial ownership of securities which was required to be filed on October 28, 2002. The appropriate form was filed by Mr. Kolls on January 3, 2003.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to compensation paid or accrued by the Company during the fiscal years ended June 30, 2001, June 30, 2002 and June 30, 2003 to each of the executive officers and employee of the Company named below.

                           Summary Compensation Table

                                Fiscal
Name and Principal Position     Year                Annual Compensation                    Long Term Compensation
------------------------------ ------      ----------------------------------------     ---------------------------
                                           Salary        Bonus         Other              Restricted   Securities
                                                         (1)           Annual             Stock        Underlying
                                                                       Compensation       Awards       Options (3)
-------------------------------------------------------------------------------------------------------------------
George R. Jensen, Jr.,           2003      $189,038      $250,000      $223,211(2)            --            --
Chief Executive Officer,         2002      $135,000      $288,000      $ 80,000(2)            --       320,000
                                 2001      $135,000      $140,000            --               --       300,000

Stephen P. Herbert,              2003      $183,854      $225,000      $185,317(2)            --            --
President                        2002      $125,000      $270,000      $ 80,000(2)            --       300,000
                                 2001      $125,000      $134,400            --               --        80,000

Leland P. Maxwell, Chief         2003      $120,000      $ 85,845      $ 89,190(2)            --            --
Financial Officer(4)             2002      $110,308      $151,200            --               --       130,000
                                 2001      $108,000      $ 44,240            --               --        50,000

H. Brock Kolls, Senior Vice      2003      $150,000      $ 25,000      $ 64,493(2)            --            --
President, Research &            2002      $125,769      $180,000      $ 50,000(2)            --       250,000
Development                      2001      $120,000      $ 97,440            --               --        80,000

Michael K. Lawlor, Senior        2003      $120,000      $103,252      $ 89,190(2)            --            --
Vice President, Sales and        2002      $103,846      $151,200            --               --       130,000
Marketing(4)                     2001      $100,000      $ 38,640            --               --        50,000


Adele H. Hepburn                 2003      $ 91,000      $282,382            --               --            --
Director of Investor             2002      $ 91,000      $472,609            --               --       500,000
Relations                        2001      $ 91,000      $171,700            --               --            --

(1) For fiscal year 2001, represents shares of Common Stock issued to the executive officers during the fiscal year valued at $1.12 per share, the closing bid price on the date of issuance. For Mr. Lawlor, the bonus also includes $1,265 sales commission. For fiscal year 2002, represents shares of Common Stock issued to the executive officers valued at $0.45 per share, which was the market value on the date of grant (Mr. Jensen-640,000 shares; Mr. Herbert-600,000 shares; Mr. Kolls-400,000 shares; Mr. Maxwell-260,000 shares; and Mr. Lawlor-260,000 shares). For Mr. Maxwell and Mr. Lawlor in 2002, the bonus also includes 90,000 shares of Common Stock valued at $0.38, which was the market price on the day of grant. This stock was awarded to reimburse them for tax payments incurred as a result of the award of a previous bonus. For Adele Hepburn in fiscal 2002, the bonus includes $408,267 of non cash compensation, as follows: 435,334 shares of Common Stock at $0.60; 384,334 shares at $0.10; and a $108,834 2001 - D 12% Senior Notes due December 31, 2003. For fiscal year 2003, includes a $100,000 Senior Note due 2005, including 200,000 shares valued at $.20, and $150,000 cash bonus for Mr. Jensen and $100,000 Senior Note due 2005, including 200,000 shares valued at $0.20 and $125,000 cash bonus for Mr. Herbert and a $25,000 cash bonus for Mr. Kolls; and a $100,000 Senior Note due 2005, including 200,000 shares valued at $.20 per share, a $41,095 Senior Note due 2004, and $100,000 cash bonus for Ms. Hepburn.

(2) Represents cash payments authorized to reimburse certain executive officers for tax payments incurred from the award of a previous bonus as well as car allowance payments.

(3) In July 1999, the Company extended the expiration dates until June 30, 2001 of the options to acquire Common Stock held by the following directors, officers, and employee: Adele Hepburn - 77,000 options; H. Brock Kolls - 20,000 options; William Sellers - 15,500 options; and William Van Alen - 12,500 options. All of the foregoing options would have expired in the first two calendar quarters of the year 2000 or the first calendar quarter of year

2001. In February 2001, all these options were further extended until June 30, 2003, and in addition the expiration dates of the following additional options were also extended to June 30, 2003: H. Brock Kolls - 20,000 options; Stephen Herbert - 40,000 options; Michael Lawlor - 3,750 options; George Jensen - 200,000 options. In October 2000, the Company issued to George R. Jensen, Jr., fully vested options to acquire up to 200,000 shares of Common Stock at $1.50 per share. The options were exercisable at any time within two years following issuance. In February 2001, the Company extended the expiration date of these options until June 30, 2003. Effective December 31, 2002, all of the outstanding options (whether vested or unvested) then held by each of Messrs. Jensen, Herbert, Kolls, Maxwell, Sellers, Van Alen, Katz, Lurio and Boynton were voluntarily canceled by each of the foregoing individuals.

(4) Employed by the Company through June 30, 2003.

During the fiscal year ended June 30, 2003, there were no grants of stock options to the executive officers or the employee named above.

TOTAL OPTIONS EXERCISED IN FISCAL YEAR ENDED JUNE 30, 2003 AND YEAR END VALUES

The following table gives information for options exercised by each of the named executive officers and an employee in fiscal year 2003, and the number of options held by these executive officers and an employee at fiscal year end:


                                                                  Number of
                                                                  Securities            Value of
                                                                  Underlying            Unexercised
                                                                  Unexercised           In-the -Money
                                                                  Options at            Options at
                                                                  FY-End (#)            FY-End($)
                            Shares Acquired                       Exercisable/          Exercisable/
Name                        On Exercise (#)  Value Realized ($)   Unexersisabble        Unexercisable
--------------------------------------------------------------------------------------------------------
Adele H. Hepburn            0                0                    77,000/0              0
--------------------------------------------------------------------------------------------------------

During the fiscal year ended June 30, 2003, there were no options exercised by the executive officers and there were no options held by executive officers at fiscal year end.

EXECUTIVE EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement with Mr. Jensen which expires June 30, 2005, and is automatically renewed from year to year thereafter unless canceled by Mr. Jensen or the Company. The agreement provides for an annual base salary of $180,000. Mr. Jensen is entitled to receive such bonus or bonuses as may be awarded to him by the Board of Directors. In determining whether to pay such a bonus, the Board would use its subjective discretion. The Agreement requires Mr. Jensen to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the Agreement and for a period of one year thereafter.

The agreement also grants to Mr. Jensen in the event a "USA Transaction" (as defined below) occurs after the date thereof an aggregate of 14,000,000 shares of Common Stock subject to adjustment for stock splits or combinations("Jensen Shares"). Mr. Jensen is not required to pay any additional consideration for the Jensen Shares. At the time of any USA Transaction, all of the Jensen Shares are automatically deemed to be issued and outstanding immediately prior to any USA Transaction, and are entitled to be treated as any other issued and outstanding shares of Common Stock in connection with such USA Transaction.

The term USA Transaction is defined as (i) the acquisition of fifty-one percent or more of the then outstanding voting securities entitled to vote generally in the election of Directors of the Company by any person, entity or group, or (ii) the approval by the shareholders of the Company of a reorganization, merger, consolidation, liquidation, or dissolution of the Company, or the sale, transfer, lease or other disposition of all or substantially all of the assets of the Company. The Jensen Shares are irrevocable and fully vested, have no expiration date, and will not be affected by the termination of Mr. Jensen`s employment with the Company for any reason whatsoever. If a USA Transaction shall occur at a time when there are not a sufficient number of authorized but unissued shares of Common Stock, then the Company shall as a condition of such USA Transaction promptly take any and all appropriate action to make available a sufficient number of shares of Common Stock. In the alternative, the Company may structure the USA Transaction so that Mr. Jensen would receive the same amount and type of consideration in connection with the USA Transaction as any other holder of Common Stock.

The Company has entered into an employment agreement with Mr. Herbert, which expires on June 30, 2005, and is automatically renewed from year to year thereafter unless canceled by Mr. Herbert or the Company. The Agreement provides for an annual base salary of $165,000 per year. Mr. Herbert is entitled to receive such bonus or bonuses as the Board of Directors may award to him. The Agreement requires Mr. Herbert to devote his full time and attention to the business and affairs of the Company and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter. In the event that a USA Transaction (as defined in Mr. Jensen's employment agreement) shall occur, then Mr. Herbert has the right to terminate his agreement upon 30 days notice to USA.

Mr. Kolls has entered into an employment agreement with the Company, which expires on June 30, 2004, and is automatically renewed from year to year thereafter unless canceled by Mr. Kolls or the Company. The agreement provides for an annual base salary of $150,000 per year. Mr. Kolls is also entitled to receive such bonus or bonuses as may be awarded to him by the Board of Directors. The Agreement requires Mr. Kolls to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of his agreement and for a period of one year thereafter.

Ms. Hepburn has entered into an employment agreement with the Company, which expires on June 30, 2005, and is automatically renewed from year to year thereafter unless canceled by Ms. Hepburn or the Company. The agreement provides for an annual base salary of $91,000 per year. Ms. Hepburn is also entitled to receive such bonus or bonuses as the Board of Directors may award to her. The Agreement requires Ms. Hepburn to devote her full time and attention to the business and affairs of the Company, and obligates her not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter.

The employment agreements of Messrs. Maxwell and Lawlor expired on June 30, 2003.

COMPENSATION OF DIRECTORS

Members of the Board of Directors receive cash and equity compensation for serving on the Board of Directors.

In April 2002, the Company granted to each of the five outside Directors (Messrs. Sellers, Van Alen, Katz, Lurio, and Boynton) options to purchase up to 100,000 shares of Common Stock at $0.40 per share as compensation for serving the one-year term, which commenced March 21, 2002. The options are fully vested and are exercisable at any time prior to April 12, 2005. Commencing on July 1, 2002 and at any and all times through June 30, 2003, each Director has been granted the right, without the payment of the per share exercise price of such options, to receive up to 50,000 shares represented by those options. In September 2002, Edwin P. Boynton elected to receive 50,000 shares in lieu of the above options.

In February 2001, the Company granted a total of 300,000 options to purchase Common Stock at $1.00 per share to each of the then outside members of the Board (Messrs. Sellers, Van Alen, Smith, Katz, Lurio, and Boynton). Of these, 120,000 options vested immediately; 90,000 options vested on June 30, 2001; and 90,000 vested on June 30, 2002. The options are exercisable at any time within five years following the vesting.

On December 31, 2002, each of Messrs. Sellers, Van Alen, Katz, Lurio, and Boynton voluntarily canceled all of the outstanding options then held by them.

During June 2003, we paid $50,000 to each of Messrs. Sellers, Van Alen, and Katz for their services as Directors during the 2003 fiscal year. As a condition of the cash payment, each of these Directors agreed to purchase from the Company 500,000 shares of Common Stock at $0.10 per share.



Item 11.  Security Ownership of Certain Beneficial Owners and Management

Common Stock

The following table sets forth, as of June 30, 2003, the beneficial ownership of the Common Stock of each of the Company's directors and executive officers, the other employee named in the summary compensation table set forth above, as well as by the Company's directors and executive officers as a group. Except as set forth below, the Company is not aware of any beneficial owner of more than five percent of the Common Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable:

                                         Number of Shares
       Name and Address                  of Common Stock          Percent
       of Beneficial Owner               Beneficially Owned(1)   of Class(2)
       -------------------                ---------------------     --------
George R. Jensen, Jr.                     2,266,000 shares(3)           *
517 Legion Road
West Chester, Pennsylvania 19382

Stephen P. Herbert                        1,186,050 shares(4)           *
536 West Beach Tree Lane
Strafford, Pennsylvania 19087

Haven Brock Kolls, Jr.                      103,825 shares(5)           *
1573 Potter Drive
Pottstown, Pennsylvania  19464

Leland P. Maxwell                                50 shares              *
401 Dartmouth Road
Bryn Mawr, Pennsylvania 19010

Michael K. Lawlor                           332,050 shares(6)           *
131 Lisa Drive
Paoli, Pennsylvania 19301

Adele H. Hepburn                          6,898,445 shares(7)          2.04%
208 St. Georges Road
Ardmore, Pennsylvania 19003

Douglas M. Lurio                            421,463 shares(8)           *
2005 Market Street, Suite 2340
Philadelphia, Pennsylvania 19103

William W. Sellers                        1,833,812 shares(9)           *
394 East Church Road
King of Prussia, Pennsylvania 19406

William L. Van Alen, Jr.                    648,340 shares(10)          *
Cornerstone Entertainment, Inc.
P.O. Box 727 Edgemont, Pennsylvania 19028

La Jolla Cove Investors, Inc.             28,736,059 shares(11)        8.50%
7817 Herschel Avenue, Suite 200
La Jolla, California 92037

Kazi Management VI Inc.                   22,857,145 shares(12)        6.76%
30 Dronnigens Gade Ste B
St. Thomas, Virgin Islands 00802

                                         Number of Shares
       Name and Address                  of Common Stock          Percent
       of Beneficial Owner               Beneficially Owned(1)   of Class(2)
       -------------------                ---------------------     --------
All Directors and Executive Officers
As a Group (9 persons)                     7,244,477 shares(13)        2.20%

---------
* Less than one percent (1%)

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities. Shares of Common Stock issuable upon conversion of the Preferred Stock, shares issuable upon the conversion of Convertible Senior Notes, or shares of Common Stock issuable upon exercise of warrants and options currently exercisable, or exercisable within 60 days of June 30, 2003, are deemed to be beneficially owned for purposes hereof.

(2) On June 30, 2003 there were 218,741,042 shares of Common Stock and 524,492 shares of Series A Preferred Stock issued and outstanding. For purposes of computing the percentages under this table, it is assumed that all shares of issued and outstanding Preferred Stock have been converted into 524,492 shares of Common Stock, that all of the options to acquire Common Stock which have been issued and are fully vested as of June 30, 2003 (or within 60-days of June 30, 2003) have been converted into 2,907,485 shares of Common Stock. For purposes of computing such percentages it has also been assumed that all of the remaining Purchase Warrants have been exercised for 62,127,724 shares of Common Stock; that all of the Senior Notes have been converted into 53,295,128 shares of Common Stock; and that all of the accrued and unpaid dividends on the Preferred Stock as of June 30, 2003 have been converted, into 591,311 shares of Common Stock. Therefore, for purposes of computing the percentages under this table, there are 338,187,182 shares of Common Stock issued and outstanding.

(3) Includes 500,000 shares issuable upon conversion of Senior Notes, 311,000 shares of Common Stock beneficially owned by his spouse, 75,000 shares issuable upon the exercise of warrants beneficially owned by his son and 80,000 and 50,000 shares issuable upon conversion of Senior Notes beneficially owned by his son and spouse, respectively. Does not include the right granted to Mr. Jensen under his Employment Agreement to receive Common Stock upon the occurrence of a USA Transaction (as defined therein). See "Executive Employment Agreements".

(4) Includes 250,000 shares issuable to Mr. Herbert upon the conversion of Senior Notes, 1,000 shares of Common Stock beneficially owned by his child, 100,000 shares of Common Stock beneficially owned by his spouse and 250,000 shares issuable upon the conversion of Senior Notes beneficially owned by his spouse.

(5) Includes 22,500 shares of Common Stock issuable to Mr. Kolls upon the exercise of warrants, 12,000 shares of Common Stock owned by his spouse, 24,000 shares issuable to his spouse upon conversion of her Senior Note and 3,600 shares issuable upon the exercise of warrants beneficially owned by his spouse.

(6) Includes 80,000 shares of Common Stock beneficially owned by Mr. Lawlor's spouse.

(7) Includes 375,549 shares of Common Stock owned by her spouse, 5,150 shares underlying Series A Preferred Stock held by her and her spouse, 1,109,420 shares issuable upon the conversion of her Senior Notes, 72,895 shares issuable to her spouse upon the conversion of his Senior Notes, 300,000 shares issuable upon the exercise of her warrants, 77,000 shares issuable upon the exercise of options held by her and 5,000 shares issuable upon the exercise of options held by her spouse.

(8) Includes 225,000 shares issuable upon conversion of Senior Notes.

(9) Includes 17,846 shares of Common Stock owned by the Sellers Pension Plan of which Mr. Sellers is a trustee, 4,952 shares of Common Stock owned by Sellers Process Equipment Company of which he is a Director, and 10,423 shares of Common Stock owned by Mr. Seller's wife. Includes 408,334 shares issuable upon conversion of his Senior Notes.

(10) Includes 116,670 shares of Common Stock issuable to Mr. Van Alen upon conversion of his Senior Notes and 4,000 shares of Common Stock beneficially owned by his spouse.

(11) Includes 2,270,683 shares of Common Stock owned by La Jolla and 26,465,376 shares of Common Stock issuable to upon the exercise of Purchase Warrants. In October 2003, warrants exercisable for 9,000,000 of these shares were cancelled.

(12) Includes 3,571,429 shares of Common Stock owned by Kazi and 19,285,716 shares of Common Stock issuable upon the exercise of Purchase Warrants.

(13) Includes all shares of Common Stock described in footnotes (3) through (10) above.

Preferred Stock

The following table sets forth, as of June 30, 2003 the beneficial ownership of the Preferred Stock by the Company's directors and executive officers, the other employee named in the Summary Compensation Table set forth above, as well as by the Company's directors and executive officers as a group. Except as set forth below, the Company is not aware of any beneficial owner of more than five percent of the Preferred Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Preferred Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                      Number of Shares
Name and Address of                   of Preferred Stock           Percent
Beneficial Owner                      Beneficially Owned         of Class(l)
-------------------                   ------------------           --------
Adele H. Hepburn
208 St. Georges Road
Ardmore, Pennsylvania 19003             5,150 shares (2)              *

All Directors and
Executive Officers
As a Group (9 persons)                         0                      *

--------------
(1) There were 524,492 shares of Preferred Stock issued and outstanding as of June 30, 2003.

(2) Ms. Hepburn is an employee of the Company.


Item 12.  Certain Relationships and Related Transactions

On December 31, 2000, Stitch Networks Corporation ("Stitch") executed a Vending Placement, Supply and Distribution Agreement with Eastman Kodak Company, Maytag Corporation and Dixie Narco, Inc., which formed a strategic alliance to market and execute a national vending program for the sale of one-time use camera and film products. The Agreement provides for an initial term of three years ending December 31, 2003, with additional provisions for early termination and extensions as defined. Furthermore, the Agreement also provides for exclusivity among the parties for the term of the Agreement relating to the sale of camera and film products from vending machines within the Continental United States. Pursuant to this agreement, Stitch, the Company`s subsidiary, purchases vending machines from Dixie-Narco, Inc. ("Dixie"). Dixie is owned by Maytag Corporation which is the owner of the Company`s shareholder, Maytag Holdings, Inc. Mr. Boyle, a former Director of the Company, is a Vice President of Maytag Corporation. There were purchases from Dixie of $201,000 and $8,000 for the fiscal year ended June 30, 2003 and for the period May 14, 2002 through June 30, 2002, respectively. Amounts payable to Dixie of approximately $130,000 and $124,000 are included in accounts payable in the June 30, 2003 and 2002 consolidated balance sheets of the Company.

During the fiscal years ended June 30, 2003 and June 30, 2002, the Company incurred charges to Lurio & Associates, P.C., of which Mr. Lurio is President and a shareholder, for professional fees of approximately $305,000 and $213,000 respectively, for legal services rendered to the Company by such law firm. During the years ended June 30, 2003 and 2002, the Company accrued approximately $22,000 and $30,000, respectively, for these services. Mr. Lurio is a Director of the Company.

On July 10, 2003, USA and George R. Jensen, Jr., Chief Executive Officer and Chairman of USA, agreed upon an amendment to Mr. Jensen's employment agreement. Pursuant thereto, the number of shares of Common Stock of USA issuable to Mr. Jensen by USA upon the occurrence of a

"USA Transaction" (as such term is defined in his employment agreement) was fixed at 14,000,000 shares rather than seven percent of the then issued and outstanding shares as previously provided. USA also agreed to issue to Mr. Jensen an aggregate of 10,500,000 shares of restricted Common Stock, 2,500,000 shares of which will be issued as compensation to Mr. Jensen for future services, and 8,000,000 shares of which will be issued to Mr. Jensen in connection with the employment agreement amendment. Mr. Jensen has agreed to enter into a lock up agreement pursuant to which he shall not sell 2,500,000 of the shares for a one-year period and 8,000,000 of the shares for a two-year period.

The Company does not have any policy with respect to entering into future related party transactions.


                                     PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a. Consolidated Financial Statements filed herewith at Item 7 hereof include consolidated balance sheets at June 30, 2003 and 2002 and consolidated statements of operations, shareholders' equity, and consolidated cash flows, for the years ended June 30, 2003 and 2002. All other schedules for which provision is made in regulation S-B of the Commission are not required under the related instruction or are not applicable and therefore have been omitted.

      b.    None.


      c. The Exhibits filed as part of, or incorporated by reference into this Form 10-KSB are listed below.

Exhibit
Number        Description
--------------------------------------------------------------------------------

2.1 Asset Purchase Agreement dated July 11, 2003 by and between USA and Bayview Technology Group LLC (incorporated by reference to
              Exhibit 2.1 to Form 8-K filed July 14, 2003)

3.1           Articles  of  Incorporation  of USA  filed  on  January  16,  1992
              (Incorporated   by   reference   to  Exhibit   3.1  to  Form  SB-2
              Registration Statement No. 33-70992).

3.1.1 First Amendment to Articles of Incorporation of USA filed on July 17, 1992 (Incorporated by reference to Exhibit 3.1.1 to Form SB-2 Registration Statement No. 33-70992).

3.1.2 Second Amendment to Articles of Incorporation of USA filed on July 27, 1992 (Incorporated by reference to Exhibit 3.1.2 to Form SB-2 Registration Statement No. 33-70992.

3.1.3 Third Amendment to Articles of Incorporation of USA filed on October 5, 1992 (Incorporated by reference to Exhibit 3.1.3 to Form SB-2 Registration Statement No. 33-70992).

3.1.4 Fourth Amendment to Articles of Incorporation of USA filed on October 18, 1993 (Incorporated by reference to Exhibit 3.1.4 to Form SB-2 Registration Statement No. 33-70992).

3.1.5 Fifth Amendment to Articles of Incorporation of USA filed on June 7, 1995(Incorporated by Reference to Exhibit 3.1 to Form SB-2 Registration Statement No. 33-98808).

3.1.6 Sixth Amendment to Articles of Incorporation of USA filed on May 1, 1996 (Incorporated by Reference to Exhibit 3.1.6 to Form SB-2 Registration Statement No. 333-09465).

3.1.7 Seventh Amendment to Articles of Incorporation of USA filed on March 24, 1997 (Incorporated by reference to Exhibit 3.1.7 to Form SB-2 Registration Statement No. 333-30853).

3.1.8 Eighth Amendment to Articles of Incorporation of USA filed on July 5, 1998 (Incorporated by reference to Exhibit 3.1.8 to Form 10-KSB for the fiscal year ended June 30, 1998).

3.1.9 Ninth Amendment to Articles of Incorporation of USA filed on October 1, 1998 (Incorporated by reference to Exhibit 3.1.9 to Form SB-2 Registration Statement No. 333-81591).

3.1.10 Tenth Amendment to Articles of Incorporation of USA filed on April 2, 1999 (Incorporated by reference to Exhibit 3.1.10 to Form SB-2 Registration Statement No. 333-81591).

3.1.11 Eleventh Amendment to Articles of Incorporation of USA filed on June 7, 1999 (Incorporated by reference to Exhibit 3.1.11 to Form SB-2 Registration Statement No. 333-81591).

3.1.12 Twelfth Amendment to Articles of Incorporation of USA filed on May 1, 2000 (Incorporated by reference to Exhibit 3.1.12 to Form SB-2 Registration Statement No. 333-101032).

3.1.13 Thirteenth Amendment to Articles of Incorporation of USA filed on March 22, 2002 (Incorporated by reference to Exhibit 3.1.13 to Form SB-2 Registration Statement No. 333-101032).

3.1.14 Fourteenth Amendment to Articles of Incorporation of USA filed on May 14, 2002 (Incorporated by reference to Exhibit 3.1.14 to Form SB-2 Registration Statement No. 333-101032).

3.1.15 Fifteenth Amendment to Articles of Incorporation of USA filed on October 31, 2002 (Incorporated by reference to Exhibit 3.1.15 to Form SB-2 Registration Statement No. 333-101032).

3.1.16 Sixteenth Amendment to Articles of Incorporation of USA filed on February 14, 2003 (Incorporated by reference to Exhibit 3.1.16 to Form SB-2 Registration Statement No. 333-101032).

3.1.17 Seventeenth Amendment to Articles of Incorporation of USA filed on June 30, 2003 (Incorporated by reference to Exhibit 3.1.17 to Form SB-2 Registration Statement No. 333-101032).

3.1.18 Eighteenth Amendment to Articles of Incorporation of USA filed on July 11, 2003.(Incorporated by reference to Exhibit 3.1.18 to Form SB-2 Registration Statement No. 333-101032).

3.2 By-Laws of USA (Incorporated by reference to Exhibit 3.2 to Form SB-2 Registration Statement No. 33-70992).

4.1           Warrant  Agreement  dated  as of June  21,  1995  between  USA and
              American Stock Transfer and Trust Company (Incorporated by reference to Exhibit 4.1 to Form SB-2 Registration Statement N. 33-98808, filed October 31, 1995).

4.2           Form of Warrant Certificate  (Incorporated by reference to Exhibit
              4.2 to Form SB-2 Registration Statement, No. 33-98808, filed October 31, 1995).

4.3 1996 Warrant Agreement dated as of May 1, 1996 between USA and American Stock Transfer and Trust Company (Incorporated by reference to Exhibit 4.3 to Form SB-2 Registration Statement No. 333-09465).

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

4.5 Form of 1997 Warrant (Incorporated by reference to Exhibit 4.1 to Form SB-2 Registration Statement No. 333-38593, filed February 4,
              1998).

4.6 Form of 12% Senior Note (Incorporated by reference to Exhibit 4.6 to Form SB-2 Registration Statement No. 333-81591).

4.7 Warrant Certificate of I. W. Miller Group, Inc. (Incorporated by reference to Exhibit 4.7 to Form SB-2 Registration Statement No. 84513).

4.8 Warrant Certificate of Harmonic Research, Inc. (Incorporated by reference to Exhibit 4.8 to Form SB-2 Registration Statement No. 333-84513).

4.9 Registration Rights Agreement dated August 3, 2001 by and between the Company and La Jolla Cove Investors, Inc. (Incorporated by reference to Exhibit 4.9 to Form 10-KSB filed on October 1, 2001).

4.10 Securities Purchase Agreement dated August 3, 2001 between the Company and La Jolla Cove Investors, Inc. (Incorporated by reference to Exhibit 4.10 to Form 10-KSB filed on October 1,
              2001).

4.11 Form of Conversion Warrants to be issued by the Company to La Jolla Cove Investors, Inc. (Incorporated by reference to Exhibit
              4.11 to Form 10-KSB filed on October 1, 2001).

4.12 $225,000 principal amount 9 3/4% Convertible Debenture dated August 3, 2001 issued by the Company to La Jolla Cove Investors, Inc. (Incorporated by reference to Exhibit 4.12 to Form 10-KSB filed on October 1, 2001).

4.13 Warrant certificate dated July 11, 2001 from the Company to La Jolla Cove Investors, Inc. (Incorporated by reference to Exhibit
              4.13 to Form 10-KSB filed on October 1, 2001).

4.14 August 2, 2001 letter from La Jolla Cove Investors, Inc. to the Company (Incorporated by reference to Exhibit 4.14 to Form 10-KSB filed on October 1, 2001).

4.15 Subscription Agreement dated October 26, 2001 by and between the Company and Ratner & Prestia, P.C. (Incorporated by reference to
              Exhibit 4.15 to Form SB-2 Registration Statement No. 333-72302).

4.16 Subscription Agreement dated October 26, 2002 by and between the Company and Ratner & Prestia, P.C. (Incorporated by reference to
              Exhibit 4.16 to Form SB-2 Registration Statement No. 333-101032).

4.17 Stock Purchase Agreement dated October 26, 2002 by and between the Company and Kazi Management VI, Inc. (Incorporated by reference to
              Exhibit 4.17 to Form SB-2 Registration Statement No. 333-101032).

4.18 Warrant Certificate (no. 189) dated October 26, 2002 in favor of Kazi Management VI, Inc. (Incorporated by reference to Exhibit
              4.18 to Form SB-2 Registration Statement No. 333-101032).

4.19 Registration Rights Agreement dated October 26, 2002 by and between the Company and Kazi Management, Inc. (Incorporated by reference to Exhibit 4.19 to Form SB-2 Registration Statement No. 333-101032).

4.20 Warrant Certificate (no. 190) dated October 26, 2002 in favor of Kazi Management VI, Inc. (Incorporated by reference to Exhibit
              4.20 to Form SB-2 Registration Statement No. 333-101032).

4.21 Subscription Agreement dated November 4, 2002 by and between the Company and Alpha Capital Aktiengesellschaft (Incorporated by reference to Exhibit 4.21 to Form SB-2 Registration Statement No. 333-101032).

4.22 Form of Common Stock Purchase Warrant dated November 4, 2002 in favor of Alpha Capital Aktiengesellschaft (Incorporated by reference to Exhibit 4.22 to Form SB-2 Registration Statement No. 333-101032).

4.23 Warrant Certificate (No. 196) dated March 17, 2003 in favor of La Jolla Cove Investors, Inc.(Incorporated by reference to Exhibit
              4.23 to Form SB-2 Registration Statement No. 333-101032).

4.24          Form of 2004 Senior Note  (Incorporated  by  reference  to Exhibit
              4.24 to Form SB-2 Registration Statement No. 333-101032).

4.25 Form of 2005 Senior Note(Incorporated by reference to Exhibit 4.25 to Form SB-2 Registration Statement No. 333-101032).

4.26 Stock Purchase Agreement dated May 2, 2003 by and between USA and Providence Investment Management (Incorporated by reference to
              Exhibit 4.26 to Form SB-2 Registration Statement No. 333-101032).

4.27 Stock Purchase Agreement dated March, 2003 by and between USA and Steve Illes (Incorporated by reference to Exhibit 4.27 to Form SB-2 Registration Statement No. 333-101032).

**4.28 Stock Purchase Agreement dated September 23, 2003 by and between USA and Wellington Management Company, LLC.

**4.29 Stock Purchase Agreement dated September 26, 2003 by and between USA and George O'Connell.

**4.30 Stock Purchase Agreement dated September 24, 2003 by and between USA and Fulcrum Global Partners, LLC.

**4.31 Stock Purchase Agreement dated September 2003 by and between USA and Prophecy Asset Management, Inc.

10.1 Employment and Non-Competition Agreement between USA and Adele Hepburn dated as of January 1, 1993 (Incorporated by reference to Exhibit 10.7 to Form SB-2 Registration Statement No. 33-70992).

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

10.4 Employment and Non-Competition Agreement between USA and H. Brock Kolls dated as of May 1, 1994 (Incorporated by reference to Exhibit 10.32 to Form SB-2 Registration Statement No. 33-70992).

10.4.1 First Amendment to Employment and Non-Competition Agreement between USA and H. Brock Kolls dated as of May 1, 1994
              (Incorporated by reference to Exhibit 10.13.1 to Form SB-2 Registration Statement No. 333-09465).

10.4.2 Third Amendment to Employment and Non-Competition Agreement between USA and H. Brock Kolls dated February 22, 2000 (Incorporated by reference to Exhibit 10.3 to Form S-8 Registration Statement No. 333-341006).

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

10.7 Employment and Non-Competition Agreement between USA and Michael Lawlor dated June 7, 1996 (Incorporated by reference to Exhibit
              10.28 to Form SB-2 Registration Statement No. 333-09465).

10.7.1 First Amendment to Employment and Non-Competition Agreement between USA and Michael Lawlor dated February 22, 2000 (Incorporated by reference to Exhibit 10.5 to Form S-8 Registration Statement No. 333-34106).

**10.7.2      Separation  Agreement between USA and Michael Lawlor dated May 13,
              2003.

10.8 Michael Lawlor Common Stock Option Certificate dated as of June 7, 1996 (Incorporated by reference to Exhibit 10.29 to Form SB-2 Registration Statement No.333-09465).

10.9          Employment and  Non-Competition  Agreement between USA and Stephen
              P.  Herbert  dated April 4, 1996  (Incorporated  by  reference  to
              Exhibit 10.30 to Form SB-2 Registration Statement No. 333-09465).

10.9.1        First  Amendment  to  Employment  and  Non-Competition   Agreement
              between  USA and  Stephen  P.  Herbert  dated  February  22,  2000
              (Incorporated by reference to Exhibit 10.2 to Form S-8 Registration Statement No. 333-34106).

10.9.2 Second Amendment to Employment and Non-Competition Agreement between Stephen P. Herbert and the Company dated April 15, 2002 (Incorporated by reference to Exhibit 10.9.2 to Form SB-2 Registration Statement No. 333-101032).

10.9.3        Third  Amendment  to  Employment  and  Non-Competition   Agreement
              between   Stephen  P.   Herbert   and  USA  dated  July  25,  2003
              (Incorporated by reference to Exhibit 10.9.3 to Form SB-2 Registration Statement No. 333-101032).

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

10.14         Employment and Non-Competition Agreement between USA and Leland P.
              Maxwell  dated  February  24, 1997  (Incorporated  by reference to
              Exhibit 10.39 to Form SB-2 Registration No. 33-98808)

10.14.1       Second  Amendment  to  Employment  and  Non-Competition  Agreement
              between  USA  and  Leland  P.  Maxwell  dated  February  22,  2000
              (Incorporated by reference to Exhibit 10.4 to Form S-8 Registration Statement No.
              333-34106)

**10.14.2     Separation  Agreement  between USA and Leland P. Maxwell dated May
              9, 2003.

10.15 Leland P. Maxwell Common Stock Option Certificate dated February 24, 1997 (Incorporated by reference to Exhibit 10.40 to Form SB-2 Registration No. 33-98808).

10.16 Letter between USA and GEM Advisers, Inc. signed May 15, 1997 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 22, 1997).

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

10.20 Joint Venture Agreement dated September 24, 1997 between USA and Mail Boxes Etc. (Incorporated by reference to Exhibit 10.47 to Form 10-KSB filed on September 26, 1997).

10.21         Employment and Non-competition Agreement between USA and George R.
              Jensen,  Jr. dated November 20, 1997 (Incorporated by reference to
              Exhibit 10.1 to Form 8-K filed on November 26, 1997).

10.21.1       First  Amendment  to  Employment  and  Non-Competition   Agreement
              between USA and George R. Jensen, Jr., dated as of June 17, 1999.

10.21.2 Second Amendment to Employment and Non-Competition Agreement between USA and George R. Jensen, Jr. dated February 22, 2000 (Incorporated by reference to Exhibit 10.1 to Form S-8 Registration Statement No. 333-34106).

10.21.3 Third Amendment to Employment and Non-Competition Agreement between USA and George R. Jensen, Jr. dated January 16, 2002 (Incorporated by reference to Exhibit 10.21.3 to Form SB-2 Registration Statement No. 333-101032).

10.21.4 Fourth Amendment to Employment and Non-Competiton Agreement between USA and George R. Jensen, Jr., dated April 15, 2002(Incorporated by reference to Exhibit 10.21.4 to Form SB-2 Registration Statement No. 333-101032).

10.21.5 Fifth Amendment to Employment and Non-Competiton Agreement between USA and George R. Jensen, Jr., dated July 16, 2003(Incorporated by reference to Exhibit 10.21.5 to Form SB-2 Registration Statement No. 333-101032).

10.21.6 Lock-Up Agreement dated July 16, 2003 by George R. Jensen, Jr. in favor of USA(Incorporated by reference to Exhibit 10.21.6 to Form SB-2 Registration Statement No. 333-101032).

10.22         Agreement  between USA and Promus  Hotels,  Inc. dated May 8, 1997
              (incorporated   by  reference  to  Exhibit   10.49  to  Form  SB-2
              Registration Statement No. 333-38593, filed on February 4, 1998).

10.23 Agreement between USA and Choice Hotels International, Inc. dated April 24, 1997 (Incorporated by reference to Exhibit 10.50 to Form SB-2 Registration Statement No. 333-38593, filed on February 4,
              1998).

10.24 Agreement between USA and PNC Merchant Services dated July 18, 1997 (Incorporated by reference to Exhibit 10.51 to Form SB-2 Registration Statement No. 333-38593, filed on February 4, 1998).

10.25 Separation Agreement between USA and Keith L. Sterling dated April 8, 1998 (Incorporated by reference to Exhibit to Exhibit 10.1 to Form 10-QSB filed May 12, 1998).

10.26 Phillip A. Harvey Common Stock Option Certificate dated as of April 22, 1999 (Incorporated by reference to Exhibit 10.35 to Form SB-2 Registration Statement No. 333-81591).

10.27 Consulting Agreement between Ronald Trahan and USA dated November 16, 1998 (incorporated by Reference to Exhibit 28 to Registration Statement No. 333-67503 on Form S-8 filed on November 18, 1998)

10.28 Consulting Agreement between Mason Sexton and USA dated March 10, 1999 (incorporated by reference to Exhibit 28 to Registration Statement No. 333-74807 on Form S-8 filed on March 22, 1999).

10.29 Financial Public Relations Agreement between USA and I. W. Miller Group, Inc. dated August 1, 1999 (Incorporated by reference to
              Exhibit 10.38 to Form SB-2 Registration Statement No. 333-84513).

10.30 Consulting Agreement between Harmonic Research, Inc. and USA dated August 3, 1999 (Incorporated by reference to Exhibit 10.39 to Form SB-2 Registration Statement No. 333-84513).

10.31 Investment Agreement between USA and Swartz Private Equity, LLC dated September 15, 2000 (incorporated by reference to Exhibit
              10.1 to Form 8-K dated September 21, 2000).

10.32 Commitment Warrant issued to Swartz Private Equity LLC dated August 23, 2000 (incorporated by reference to Exhibit 10.2 to Form 8-K dated September 21, 2000).

10.33 Warrant Anti-Dilution Agreement between USA and Swartz Private Equity, LLC dated September 15, 2000 (incorporated by reference to
              Exhibit 10.3 to Form 8-K dated September 21, 2000).

10.34 Registration Rights Agreement between USA and Swartz Private Equity dated September 15, 2000 (incorporated by reference to
              Exhibit 10.4 to Form 8-K dated September 21, 2000).

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

10.37 Cancellation of subscription Agreement between USA and Ratner & Prestia, P.C. dated March 20, 2003 (Incorporated by reference to
              Exhibit 10.37 to Form SB-2 Registration Statement No. 333-101032).

10.38 Agreement between USA and Mars Electronics, Inc. dated March 8, 2002 (Incorporated by reference to Exhibit 10.38 to Form SB-2 Registration Statement No. 333-101032).

10.39 Strategic Alliance Agreement between USA and ZiLOG Corporation dated October 15, 2002 (Incorporated by reference to Exhibit 10.39 to Form SB-2 Registration Statement No. 333-101032).

10.40 Vending Placement, Supply and Distribution Agreement between Stitch Networks Corporation, Eastman Kodak Company, Maytag Corporation and Dixie-Narco, Inc. dated December 2000
              (Incorporated by reference to Exhibit 10.40 to Form SB-2 Registration Statement No. 333-101032).

10.41 Design and Manufacturing Agreement between USA and RadiSys dated June 27, 2000 (Incorporated by reference to Exhibit 10.41 to Form SB-2 Registration Statement No. 333-101032).

10.42 Loan Agreement between Stitch Networks Corporation and US Bancorp dated May 22, 2001 (Incorporated by reference to Exhibit 10.42 to Form SB-2 Registration Statement No. 333-101032).

**31.1        Certification  by the Chief Executive  Officer  Pursuant to 18 USC
              Section  1350,   as  adopted   pursuant  to  Section  302  of  the
              Sarbanes-Oxley Act of 2002.

**31.2        Certification  by the Chief Financial  Officer  Pursuant to 18 USC
              Section  1350,   as  adopted   pursuant  to  Section  302  of  the
              Sarbanes-Oxley Act of 2002.

**32 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------
** Filed Herewith

Item 14. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

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

(b) Changes in internal controls

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


                                USA TECHNOLOGIES, INC.



                                By: /s/ George R. Jensen
                                   ----------------------------------------
                                   George R. Jensen, Jr., Chairman
                                   and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                Title                              Date
-----------                               -----                              ----
/s/ George R. Jensen, Jr.    Chairman of the Board of Directors,       October 14, 2003
-------------------------     Chief Executive Officer
George R. Jensen, Jr.        (Principal Executive Officer)

/s/ David M. DeMedio         Chief Financial Officer (Principal        October 14, 2003
--------------------------    Accounting Officer)
David M. DeMedio

/s/ William W. Sellers       Director                                  October 14, 2003
--------------------------
William W. Sellers

/s/ Stephen P. Herbert       President, Chief Operating Officer,       October 14, 2003
--------------------------   Director
Stephen P. Herbert

/s/ William L. Van Alen, Jr. Director                                  October 14, 2003
---------------------------
William L. Van Alen, Jr.

/s/ Douglas M. Lurio         Director                                  October 14, 2003
--------------------------
Douglas M. Lurio

                             Director                                  October __, 2003
--------------------------
Steven Katz

Exhibit
Number        Description
--------------------------------------------------------------------------------

4.28 Stock Purchase Agreement between USA and Wellington Management Company, LLC dated September 23, 2003.

4.29 Stock Purchase Agreement between USA and George O'Connell dated September 26, 2003.

4.30 Stock Purchase Agreement by and between USA and Fulcrum Global Partners, LLC dated September 24, 2003.

4.31          Stock   Purchase   Agreement   between  USA  and  Prophecy   Asset
              Management, Inc. dated September 2003.

10.7.2        Separation  Agreement between USA and Michael Lawlor dated May 13,
              2003.

10.14.2       Separation  Agreement  between USA and Leland P. Maxwell dated May
              9, 2003.

31.1          Certification  by the Chief Executive  Officer  Pursuant to 18 USC
              Section  1350,   as  adopted   pursuant  to  Section  302  of  the
              Sarbanes-Oxley Act of 2002.

31.2          Certification  by the Chief Financial  Officer  Pursuant to 18 USC
              Section  1350,   as  adopted   pursuant  to  Section  302  of  the
              Sarbanes-Oxley Act of 2002.

32 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.