Form 10QSB
period 2003-09-30
USA TECHNOLOGIES INC
filed 2003-11-19
CIK 896429

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 1O-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2003
                                ------------------


(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      EXCHANGE ACT

For the transition period from ____________________ to _____________________

                         Commission file number 0-50054

                             USA Technologies, Inc.
                             ----------------------
       (Exact name of small business issuer as specified in its charter)


Pennsylvania                                             23-2679963
------------                                        -------------------
(State or other jurisdiction of incorporation       (I.R.S. employer
 or organization)                                   Identification No.)


100 Deerfield Lane, Suite 140, Malvern, Pennsylvania             19355
----------------------------------------------------           ---------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, area code first.            (610)-989-0340
                                                           --------------


Check whether the Registrant has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

As of October 31, 2003, there were 283,565,516 shares of Common Stock, no par value, outstanding.

                             USA TECHNOLOGIES, INC.


                                INDEX

                                                                       PAGE  NO.

PART I - Financial Information

   ITEM 1. Consolidated Financial Statements (Unaudited)

   Consolidated Balance Sheets - September 30, 2003
      and June 30, 2003                                                      2

   Consolidated Statements of Operations - Three months ended
      September 30, 2003 and 2002                                            3

   Consolidated Statement of Shareholders' Equity - Three months
        ended September 30, 2003                                             4

   Consolidated Statements of Cash Flows - Three months ended
      September 30, 2003 and 2002                                            5

   Notes to Consolidated Financial Statements                                6

   ITEM 2. Management's Discussion and Analysis or Plan
      of Operations                                                         14

   ITEM 3.  Controls and Procedures                                         21

PART II - Other Information                                                 21

   ITEM 2.  Changes in Securities                                           21

   ITEM 6.  Exhibits and Reports on Form 8-K                                23

   SIGNATURES                                                               25

                             USA Technologies, Inc.
                           Consolidated Balance Sheets

                                                             SEPTEMBER 30,    JUNE 30,
                                                                2003            2003
                                                             (UNAUDITED)
                                                              ---------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                   $  4,618,420  $   2,384,455
  Accounts receivable, less allowance for uncollectible
   accounts of $69,000 at September 30, 2003 and
   $65,000 at June 30, 2003                                      1,466,017        414,796
  Other receivable                                                 395,249              -
  Inventory                                                        911,463        457,900
  Prepaid expenses and other current assets                        312,328        201,383
  Subscriptions receivable                                         406,687      1,013,400
  Investment                                                       658,264        904,049
                                                             ----------------------------
Total current assets                                             8,768,428      5,375,983

Property and equipment, less accumulated depreciation of
  $3,350,932 at September 30, 2003 and $3,216,139 at
    June 30, 2003                                                1,150,959        943,784
Software development costs, at cost, less accumulated
  amortization of $4,660,413 at September 30, 2003 and
  $4,327,526 at June 30, 2003                                      665,773        998,660
Goodwill                                                         8,275,141      7,945,580
Intangibles, less accumulated amortization of $609,718
  at September 30, 2003 and $328,500 at June 30, 2003           11,759,282      2,591,500
Other assets                                                        10,094         37,174
                                                             ----------------------------
Total assets                                                 $  30,629,677   $ 17,892,681
                                                             ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $   2,497,806   $  2,266,156
  Accrued expenses                                               3,071,905      2,720,743
  Current obligations under long-term debt                         813,681        830,674
  Convertible Senior Notes                                         246,962        349,942
                                                             ----------------------------
Total current liabilities                                        6,630,354      6,167,515

Convertible Senior Notes, less current portion                   6,326,047      7,808,469
Long-term debt, less current portion                               101,564        224,614
                                                             ----------------------------
Total liabilities                                               13,057,965     14,200,598

Shareholders' equity:
  Preferred Stock, no par value:
   Authorized shares--1,800,000
   Series A Convertible Preferred--Authorized shares - 900,000
   Issued and outstanding shares--524,492 at September
    30, 2003 and June 30, 2003 (liquidation preference of
    $11,551,396 at September 30, 2003)                          3,715,246       3,715,246
  Common Stock, no par value:
   Authorized shares--400,000,000
   Issued and outstanding shares--281,237,382 at
    September 30, 2003 and 218,741,042 at June 30, 2003       101,855,015      78,790,405
  Accumulated other comprehensive income                          118,103               -
  Accumulated deficit                                         (88,116,652)    (78,813,568)
                                                             ----------------------------
Total shareholders' equity                                     17,571,712       3,692,083
                                                             ----------------------------
Total liabilities and shareholders' equity                   $ 30,629,677    $ 17,892,681
                                                             ============================
See accompanying notes.

                                 USA Technologies, Inc.
                          Consolidated Statements of Operations
                                       (Unaudited)

                                                                   THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                 2003             2002
                                                           --------------------------------
   Revenues:
     Equipment sales                                       $ 1,286,478       $     188,488
     License and transaction fees                              319,649             342,653
     Product sales                                              74,481             203,304
                                                           --------------------------------
   Total revenues                                            1,680,608             734,445

     Cost of sales (including amortization of software
      development costs)                                     1,082,163             667,460
                                                           --------------------------------
   Gross profit                                                598,445              66,985

   Operating expenses:
     General and administrative                              1,501,769           1,642,378
     Compensation                                            5,703,198             845,719
     Depreciation and amortization                             394,959             247,084
     Loss on debt modification                                 277,297                   -
                                                           --------------------------------
   Total operating expenses                                  7,877,223           2,735,181
                                                           --------------------------------
   Operating loss                                           (7,278,778)        (2,668,196)

   Other income (expense):
     Interest income                                             7,729               2,974
     Gain on sale of investment                                 31,361                   -
     Interest expense:
      Coupon or stated rate                                   (265,491)           (256,278)
      Non-cash interest and amortization of debt discount   (1,797,905)           (652,718)
                                                           --------------------------------
     Total interest expense                                 (2,063,396)           (908,996)
                                                           --------------------------------
   Total other income (expense)                             (2,024,306)           (906,022)
                                                           --------------------------------
   Net loss                                                 (9,303,084)         (3,574,218)
   Cumulative preferred dividends                             (393,369)           (396,962)
                                                           --------------------------------
   Loss applicable to common shares                       $ (9,696,453)      $  (3,971,180)
                                                          =================================
   Loss per common share (basic and diluted)              $      (0.04)      $       (0.06)
                                                          =================================
   Weighted average number of common
     shares outstanding (basic and diluted)                249,989,212          71,192,921
                                                          =================================
   See accompanying notes.

                             USA Technologies, Inc.
                Consolidated Statement of Shareholders' Equity
                                   (Unaudited)


                                            SERIES A                                  ACCUMULATED
                                           CONVERTIBLE                                   OTHER
                                           PREFERRED      COMMON      ACCUMULATED     COMPREHENSIVE
                                             STOCK         STOCK        DEFICIT          INCOME       TOTAL
                                  -----------------------------------------------------------------------------

Balance, June 30, 2003                     $3,715,246  $78,790,405    $(78,813,568)  $      -       $3,692,083
Exercise of 535,258 Common Stock
  Warrants at $0.10 per share                       -       53,526               -          -           53,526
Issuance of 7,500,834 shares of
Common Stock from the conversion
  of 12% Senior Notes                               -    1,500,167               -          -        1,500,167
Issuance of 475,000 shares of Common
  Stock in exchange for professional
  services                                          -      177,000               -          -          177,000
Issuance of 10,500,000 shares of
  Common Stock to executive in
   connection with employment
   agreement                                        -    4,620,000               -          -        4,620,000
Issuance of 22,737,791 shares of
  Common Stock with various private
   placement offerings at varying prices
   per share                                        -    5,275,279               -          -        5,275,279
Issuance of 577,457 shares of Common
  Stock and related Common Stock
  Warrants in lieu of cash payment for
  interest on the 12% Senior Notes                  -      363,831               -          -          363,831
Debt discount relating to beneficial
  conversion feature on 12% Senior Notes            -    1,796,607               -          -        1,796,607
Issuance of 20,170,000 shares of Common
  Stock in connection with the Bayview
  acquisition                                       -    9,278,200               -          -        9,278,200

Net loss                                            -            -      (9,303,084)         -       (9,303,084)
Unrealized gain on investment                       -            -               -    118,103          118,103
                                                                                                   ------------
Total comprehensive loss                                                                            (9,184,981)
                                           --------------------------------------------------------------------
Balance, September 30, 2003                $3,715,246 $101,855,015    $(88,116,652)  $118,103      $17,571,712
                                           ====================================================================
See accompanying notes.


                             USA Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                              THREE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            2003              2002
                                                                                        ------------------------------
OPERATING ACTIVITIES
Net loss                                                                                $ (9,303,084)     $(3,574,218)
Adjustments to reconcile net loss to net cash used in operating activities:
    Charges incurred in connection with the issuance of Common Stock,
      Common Stock Purchase Warrants and Senior Notes                                      4,692,000          160,142
    Interest expense on Senior Notes paid through the issuance of Common
      Stock                                                                                  363,831          139,113
    Interest amortization related to Senior Notes and Convertible Debentures               1,434,074          513,605
    Amortization                                                                             614,105          364,276
    Depreciation                                                                             143,356          174,084
    Loss on debt modification                                                                277,297                -
    Gain on sale of investment                                                               (31,361)               -
    Changes in operating assets and liabilities:
      Accounts receivable                                                                 (1,051,221)          47,524
      Inventory                                                                             (453,563)          21,970
      Prepaid expenses and other assets                                                        4,039          (77,588)
      Accounts payable                                                                       231,650        1,052,811
      Accrued expenses                                                                       351,162         (122,811)
                                                                                        ------------------------------
Net cash used in operating activities                                                     (2,727,715)      (1,301,092)

INVESTING ACTIVITIES
Purchase of property and equipment                                                          (105,826)         (45,468)
Cash paid in connection with Bayview acquisition                                            (727,969)               -
                                                                                        ------------------------------
Net cash used in investing activities                                                       (833,795)         (45,468)

FINANCING ACTIVITIES
Net proceeds from issuance of Common Stock and
  exercise of Common Stock Warrants                                                        4,933,355          294,931
Net proceeds from issuance of Senior Notes and Convertible Debentures                              -        1,064,560
Net repayment of long-term debt                                                             (140,043)        (175,834)
Collection of subscriptions receivable                                                     1,002,163           35,000
                                                                                        ------------------------------
Net cash provided by financing activities                                                  5,795,475        1,218,657

Net increase (decrease) in cash and cash equivalents                                       2,233,965         (127,903)
Cash and cash equivalents at beginning of period                                           2,384,455          557,970
                                                                                        -----------------------------
Cash and cash equivalents at end of period                                              $  4,618,420      $   430,067
                                                                                        =============================
Supplemental disclosures of cash flow information:
  Cash paid for interest                                                                $    249,423      $   347,752
                                                                                        =============================
  Subscriptions receivable                                                              $    406,687      $         -
                                                                                        =============================
  Conversion of Senior Notes to Common Stock                                            $  1,500,167      $   120,000
                                                                                        =============================
  Beneficial conversion feature related to Senior Notes                                 $  1,796,607      $   410,247
                                                                                        =============================
  Prepaid stock expenses through issuance of Common Stock                               $    105,000      $   204,000
                                                                                        =============================
  Issuance of Common Stock in connection with the Bayview acquisition                   $  9,278,200      $         -
                                                                                        =============================
  Other receivable for sale of Jubilee investment                                       $    395,249      $         -
                                                                                        =============================
  Deposits used to fund debt and equity                                                 $          -      $   360,000
                                                                                        =============================
  Issuance of Common Stock related to Senior Note Offering                              $          -      $   854,288
                                                                                        =============================
See accompanying notes.

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

      With the acquisition of the assets of Bayview Technology Group, LLC in July 2003, the Company also sells and distributes energy saving devices. These devices control energy consumption in vending machines, glass front coolers, laser printers, monitors and other office peripherals, and are used throughout the United States by many of the same customers that use the Company's other equipment and services.

2.    ACCOUNTING POLICIES
      -------------------

      INTERIM FINANCIAL INFORMATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary have been included. Operating results for the three-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

      RECLASSIFICATION

      Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

      USE OF ESTIMATES

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company and Stitch Networks Corporation ("Stitch"). All significant intercompany accounts and transactions have been eliminated in consolidation.

      CASH EQUIVALENTS

      Cash equivalents represent all highly liquid investments with original maturities of three months or less. Cash equivalents are comprised of a money market fund and certificates of deposit.

      INVENTORY

      Inventory, which principally consists of finished goods and components, is stated at the lower of cost (first-in, first-out basis) or market.

      PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost. The straight-line method of depreciation is used over the estimated useful lives of the related assets. Leasehold improvements are amortized on the straight-line basis over the lesser of the estimated useful life of the asset or the respective lease terms.

      IMPAIRMENT OF LONG LIVED ASSETS

      In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", the Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value.

      GOODWILL AND INTANGIBLE ASSETS

      Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. The Company tests goodwill for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment, if any. The Company uses a discounted cash flow analysis to complete the first step in this process. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date. During the quarter ended September 30, 2003, no events or circumstances arose indicating an impairment of goodwill may have occurred.

      Intangible assets include patents, trademarks and non-compete arrangements purchased in acquisitions. Amortization of these intangibles is computed using the straight-line method over their estimated useful lives of five and ten years. Amortization expense was $281,218 and $73,000 for the three months ended September 30, 2003 and 2002, respectively.

      REVENUE RECOGNITION

      Revenue from the sale of equipment is recognized on the terms of freight-on-board shipping point, or upon installation and acceptance of the equipment if installation services are purchased for the related equipment. Transaction processing revenue is recognized upon the usage of the Company's cashless payment and control network. Service fees for access to the Company's equipment and network services are recognized on a monthly basis. Product revenues are recognized from the sale of products from Company owned vending machines when there is purchase and acceptance of product by the vending customer. Customers have the ability to return vended products for a full refund. The Company estimates an allowance of product returns at the date of sale.

      INVESTMENT

      The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classifications of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity in other comprehensive income (loss). If the investment sustains an other-than-temporary decline in fair value, the investment is written down to its fair value by a charge to earnings.

      SOFTWARE DEVELOPMENT COSTS

      The Company capitalizes software development costs pursuant to Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. Amortization of software development costs commences when the product becomes available for general release to customers. Amortization of software development costs is calculated as the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product. The Company reviews the unamortized software development costs at each balance sheet date and, if necessary, will write down the balance to net realizable value if the unamortized costs exceed the net realizable value of the asset.

      Software development costs are being amortized over a useful life of two-years. Amortization expense, reflected in cost of sales, was $332,887 and $291,276 for the three months ended September 30, 2003 and 2002, respectively.

      ACCOUNTING FOR STOCK OPTIONS

      Statement of Financial Accounting Standards No. 123 (SFAS No.123), "Accounting for Stock-Based Compensation", provides companies with a choice to follow the provisions of SFAS No. 123 in determination of stock-based compensation expense or to continue with the provisions of APB No. 25 (APB 25), "Accounting for Stock Issued to Employees and Related Interpretations in Accounting for Stock-Compensation Plans" and the related FASB Interpretation No.
44. The Company has elected to follow the provisions of APB 25. Under APB 25, if the exercise price of the Company's stock options granted to employees and directors equals or exceeds the market price of the underlying Common Stock on the date of grant, no compensation expense is recognized. All stock options granted by the Company have been at prices equal to the market price of the Company's Common Stock on the dates of grant. Under SFAS No. 123 the fair value of stock options is estimated at the date of grant using an option pricing model such as Black-Scholes and the value determined is amortized to expense over the option vesting period.

      There were no stock options granted during the year ended June 30, 2003 or during the three months ended September 30, 2003. All options granted through June 30, 2002 were vested as of that date. Therefore pro-forma net loss and pro-forma net loss per common share under SFAS 123 for the three months ended September 30, 2003 and 2002 would be the same as reported by the Company under APB 25.

      LOSS PER COMMON SHARE

      Basic earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing income
(loss) applicable to common shares by the weighted average common shares outstanding for the period plus the dilutive effect (unless such effect is anti-dilutive) of equity instruments. No exercise of stock options, purchase rights, stock purchase warrants, or the conversion of senior notes, debentures, preferred stock, or cumulative preferred dividends was assumed for the periods presented because the assumed exercise of these securities would be anti-dilutive.

3.    ACQUISITION OF ASSETS OF BAYVIEW TECHNOLOGY GROUP, LLC
      ------------------------------------------------------

      On July 11, 2003, the Company acquired substantially all of the assets of Bayview Technology Group, LLC (Bayview). Under the terms of the asset purchase agreement the Company issued to Bayview 20,000,000 shares of its restricted Common Stock and cash of $631,247 to settle an obligation of Bayview. The definitive agreement also provides for the Company to assume certain obligations under a royalty agreement expiring May 31, 2006. In connection with this transaction the Company also agreed to issue 170,000 shares of its restricted Common Stock to a consultant who provided certain services to the Company in connection with this acquisition.

      The acquired energy control equipment reduces energy consumption in vending machines, glass front coolers, laser printers, monitors and other office peripherals throughout the United States. As a result of the acquisition, the Company believes it will be a leading provider of end-to-end networked solutions that includes wireless and internet connections, cashless transaction and security/ID capability and interactive media functionality, and remote inventory and auditing control and energy cost reductions and environmental emissions reductions. The Company also expects to reduce costs through economies of scale.

      The preliminary acquisition cost of Bayview was $10,030,894, which principally was comprised of the issuance of 20,000,000 shares of restricted Common Stock valued at $9,200,000 and a cash payment of $631,247. The value of the 20,000,000 shares of Common Stock was determined based on the average market price of the Company's Common Stock over the two-day period before and after the definitive agreement date of July 11, 2003. The purchase price also included acquisition related costs of $199,647.


      The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

                Current assets                    $     7,628
                Property and equipment                244,704
                Intangible assets                   9,449,000
                Goodwill                              329,562
                                               --------------
                Total assets acquired          $   10,030,894
                                               ==============

      Of the $9,449,000 of acquired intangible assets, $7,424,000 was assigned to patents that are subject to amortization over a 10-year period, $1,011,000 was assigned to non-compete agreements that are subject to amortization over a 5-year period and $1,014,000 was assigned to trademarks and trade names that are not subject to amortization.

      The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Bayview have been included in the accompanying consolidated statements of operations since the date of acquisition. Results of operations of the Company for the three months ended September 30, 2003 would not have been significantly different than reported had the acquisition taken place July 1, 2003. Pro-forma combined results for the three months ended September 30, 2002 would have been as follows had the acquisition taken place July 1, 2002 - revenues of $2,431,270; net loss of $3,511,604; loss applicable to common shares of $3,908,566; loss per common share (basic and diluted) of $0.04.

4.    INVESTMENT IN JUBILEE INVESTMENT TRUST
      --------------------------------------

      During the year ended June 30, 2003, the Company issued 15,000,000 shares of its Common Stock for an investment of 1,870,091 shares in Jubilee Investment Trust, PLC ("Jubilee"), a United Kingdom Investment Trust whose shares trade on the London Stock Exchange. The Company agreed not to sell the Jubilee shares for a period of 90 days from January 24, 2003 and to sell a maximum of 10% of the Jubilee shares during each month thereafter. Jubilee has agreed not to sell the Company's shares of Common Stock for a period of two years from the date of issuance unless agreed to by the Company. In September 2003, the Company sold 700,000 of its Jubilee shares for net proceeds of $395,249. These proceeds are expected to be collected in the subsequent quarter and are reflected as an Other receivable as of September 30, 2003. A gain of $31,361 was realized from the sales of these shares. An unrealized gain of $118,103 on the remaining shares held by the Company is reflected in shareholders' equity as Accumulated other comprehensive income at September 30, 2003.

5.    FINANCING ACTIVITIES
      --------------------

      The Company currently has five series of Senior Notes outstanding with an interest rate of 12%, which are convertible into shares of the Company's Common Stock. The notes are scheduled to mature on December 31, 2003, 2004, 2005, 2006 and 2007. In March 2003, holders of the Senior Notes scheduled to mature on December 31, 2003 and 2004, respectively, were granted the right to extend their maturity to December 31, 2006 and 2007, respectively, in exchange for reducing the conversion rates from $1.25 to $0.20 per share for the 2003 Senior Notes and from $0.40 to $0.20 per share for the 2004 Senior Notes. This offer is scheduled to expire on December 31, 2003. During the three months ended September 30, 2003, certain Senior Note holders agreed to exchange an aggregate of $1,824,096 of these notes for notes maturing in 2006 and 2007.

      The exchange of the 2003 Senior Notes and 2004 Senior Notes for 2006 Senior Notes and 2007 Senior Notes was deemed a significant modification of the terms of the 2003 and 2004 Senior Notes and, accordingly, the 2003 and 2004 Senior Notes that were exchanged have been extinguished. The unamortized debt discount and other issuance costs of $277,297 remaining on the 2003 and 2004 Senior Notes exchanged and extinguished during the three months ended September 30, 2003 have been expensed and have been reported in the consolidated statements of operations as a Loss on debt modification.

      The Company's share price during the three months ended September 30, 2003 was greater than the conversion price of the 2006 and 2007 Senior Notes exchanged for the respective 2003 and 2004 Senior Notes. Therefore, the intrinsic value of this beneficial conversion feature of $1,796,607 is reflected as additional equity and debt discount and is being amortized to interest expense through the maturity dates of these Senior Notes.

      During the three months ended September 30, 2003, Senior Notes totaling $1,500,167 were converted into 7,500,834 shares of the Company's Common Stock.

      Debt discount and other issuance costs associated with the Senior Notes are being amortized to interest expense over the remaining life of the debt instruments. Upon conversion of Senior Notes into Common Stock, unamortized costs relating to the notes converted are also charged to interest expense. Total charges to interest for debt discount and other issuance costs were $1,434,074 and $513,605 for the three months ended September 30, 2003 and 2002, respectively.

      As of September 30, 2003, outstanding debt for Senior Notes reflected in the consolidated balance sheet was $6,573,009. This is comprised of an $11,046,651 face amount of notes less unamortized debt discount and other issuance costs of $4,473,642. Subsequent to September 30, 2003, holders of 2003 Senior Notes have extended an additional $115,000 of their Senior Notes to 2006. Accordingly, these notes are reflected in non-current liabilities in the consolidated balance sheet as of September 30, 2003.

      The holders of the Senior Notes currently have the right to purchase shares of the Company's Common Stock at $0.20 per share using quarterly interest payments that are due in lieu of a cash payment for the interest. Additionally, for each share purchased, the note holder is entitled to receive a warrant to purchase one share of the Company's Common Stock at $0.20 per share exercisable at any time through June 30, 2004. The Board of Directors has authorized the Company to offer Common Stock and Common Stock Warrants for cash interest due through the quarter ended December 31, 2003. For the three months ended September 30, 2003, 577,457 shares were issued (along with an identical number of warrants) for payment of interest due for the quarter of $115,472 to those note holders accepting the offer. The fair value of the warrants issued and the beneficial conversion feature related to the $0.20 per share rate used to convert the quarter's interest to Common Stock totaled $248,359 and has been recorded as additional interest expense for the period.

      During the three months ended September 30, 2003, the Company issued shares of Common Stock in various transactions:

o 2,727,791 shares were issued at $0.10 per share under the 2003-A Private Placement Offering authorized during fiscal year 2003 which generated proceeds of $272,779. The Company also issued 295,000 shares under this offering for services rendered by consultants amounting to $105,000.

o 20,010,000 shares of Common Stock were issued to accredited investors at $0.25 per share in four private placement offerings, which generated proceeds of $5,002,500. Included in this amount are Subscriptions receivable of $315,000, which were collected in October 2003.

6.    LONG-TERM DEBT
      --------------

      Long-term debt consisted of the following:

                                                        September 30,    June 30,
                                                                2003       2003
                                                        --------------------------
     Bank facility                                        $  696,305    $ 828,466
     Working capital loans                                   166,765      166,765
     Other, including capital lease obligations               52,175       60,057
                                                          ----------    ---------
                                                             915,245    1,055,288
     Less current portion                                    813,681      830,674
                                                          ----------    ---------
                                                          $  101,564   $  224,614
                                                          ==========   ==========

      The bank facility (the Facility) was utilized to fund the purchase of vending machines placed at locations where Kodak film products are sold. Borrowings were made from time to time under the Facility, with repayment schedules set at the time of each borrowing, including equal monthly payments over 36 months and an interest rate based upon 495 basis points over the three year U.S. Treasury Notes. The Company granted the bank a security interest in the film products vending machines. Repayment of principal is also insured by a Surety Bond issued by a third-party insurer in exchange for an initial fee paid by the Company. Final maturity of principal on the debt extends into the year ending June 30, 2005.

      In connection with the Stitch acquisition, the Company assumed long-term debt which included a vending equipment borrowing facility and working capital loans. These loans are secured by certain assets of Stitch. At September 30, 2003 and June 30, 2003, $166,765 of the working capital loans remain outstanding, and bear interest at 6.75% per annum. Such loans were payable on July 8, 2002. During fiscal year 2003, the bank extended the due date on these loans on several occasions under forbearance agreements. The Company was in default under this working capital loan agreement, however, on November 6, 2003, the Company reached an agreement with the bank to pay the remaining balance in installments over the next twelve months.

7.    STOCK OPTIONS AND STOCK WARRANTS
      --------------------------------

      The Company has granted options to employees and its Board Members to purchase shares of Common Stock at prices that were at or above fair market value on the dates the options were granted. The option term and vesting schedule were established by the contract that granted the option. As of September 30, 2003, there were 2,646,485 options outstanding to purchase Common Stock at exercise prices ranging from $0.165 to $4.50 per share, all of which were fully vested. As of September 30, 2003, there were 47,253,208 fully vested warrants to purchase Common Stock at exercise prices ranging from $0.07 to $1.25 per share.

8.    AMENDMENT TO EXECUTIVE EMPLOYMENT AGREEMENT
      -------------------------------------------

       In July 2003, the Company and the Company's Chief Executive Officer (CEO) amended the terms of his employment agreement (expiring June 2005). Under the terms of the previous Executive Employment Agreement, the CEO would have been granted seven percent (non-dilutive) of all the then issued and outstanding shares of the Company's Common Stock in the event a "USA Transaction" (as defined) occurs, which among other events includes a change in control of the Company. The amended terms of the Executive Employment Agreement, eliminates the seven percent (non-dilutive) right to receive Common Stock upon a "USA Transaction" and now grants the CEO an aggregate of 14,000,000 shares of Common Stock subject to adjustment for stock splits or combinations in the event a "USA Transaction" occurs. In exchange for the amendment of these terms, the Company issued an aggregate of 10,500,000 shares of its Common Stock to the CEO valued at $4,620,000 or $0.44 per share representing the quoted market price of the Company's Common Stock on the date the purchase agreement was entered into and the shares were granted as required by generally accepted accounting principles. The issuance of the shares to the CEO had no effect on shareholders' equity and did not impact the Company's cash flow from operations. In connection with this amendment, the CEO also entered into a lock-up agreement pursuant to which he shall not sell 2,500,000 of these shares for a one-year period and 8,000,000 of these shares for a two-year period. The CEO will not be required to pay any additional consideration for these shares of Common Stock. At the time of a "USA Transaction", all of the 14,000,000 shares to be issued to the CEO in connection with this amendment are automatically deemed to be issued and outstanding, and will be entitled to be treated as any other issued and outstanding shares of Common Stock. These shares will be irrevocable and fully vested, and have no expiration date and will not be affected by the termination of the CEO with the Company for any reason whatever.

9.    SUBSEQUENT EVENT
      -----------------

      In October 2003, the Company issued to Alpha Capital Atkiengesellschaft, a current shareholder, an aggregate of 500,000 shares of Common Stock due to Alpha as liquidated damages as a result of the occurrence of a Non-Registration Event as defined under the Company's agreement with Alpha because the Company failed to register within 120 days of issuance the securities issued to Alpha in November 2002. The securities were sold to an accredited investor and the offer and sale thereof did not involve any general advertising or solicitation and the offer and sale was therefore exempt from registration under Section 4(2) under the Act.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

GENERAL

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company believes that its critical accounting policies and estimates relate to revenue recognition, software development costs, impairment of long-lived assets, goodwill and intangible assets and investments. Future results may differ from our estimates under different assumptions or conditions.

REVENUE RECOGNITION

       Revenue from the sale of equipment is recognized on the terms of freight-on-board shipping point, or upon installation and acceptance of the equipment if installation services are purchased for the related equipment. Transaction processing revenue is recognized upon the usage of the Company's cashless payment and control network. Service fees for access to the Company's equipment and network services are recognized on a monthly basis. Product revenues are recognized from the sale of products from Company owned vending machines when there is purchase and acceptance by the vending customer. Customers have the ability to return vended products for a full refund. The Company estimates an allowance of product returns at the date of sale.

SOFTWARE DEVELOPMENT COSTS

      The Company capitalizes software development costs pursuant to Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. Amortization of software development costs commences when the product becomes available for general release to customers. Amortization of software development costs is calculated as the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product. The Company reviews the unamortized software development costs at each balance sheet date and, if necessary, will write down the balance to net realizable value if the unamortized costs exceed the net realizable value of the asset.

      Software development costs are being amortized over a useful life of two years ending in April 2004. Amortization expense, reflected in cost of sales, was $332,887 and $291,276 for the three months ended September 30, 2003 and 2002, respectively.

IMPAIRMENT OF LONG LIVED ASSETS

      In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", the Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value.

GOODWILL AND INTANGIBLE ASSETS

      Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. The Company tests goodwill for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment, if any. The Company uses a discounted cash flow analysis to complete the first step in this process. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date. To date, no impairment of goodwill has occurred.

      Intangible assets include patents, trademarks and non-compete arrangements purchased in acquisitions. Amortization of these intangibles is computed using the straight-line method over their estimated useful lives of five and ten years. Amortization expense was $281,218 and $73,000 for the three months ended September 30, 2003 and 2002, respectively.

INVESTMENT

      The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classifications of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity in other comprehensive income (loss).

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

FORWARD LOOKING STATEMENTS

      This Form 10-QSB contains certain forward looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," "expects," "anticipates," or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company's actual results to differ materially from those projected, include, for example
(i) the ability of the Company to generate sufficient sales to generate operating profits, or to sell products at a profit, (ii) the ability of the Company to raise funds in the future through sales of securities, including but not limited to the exercise of outstanding options and warrants, (iii) whether the Company is able to enter into binding agreements with third parties to assist in product or network development, (iv) the ability of the Company to commercialize its developmental products including the e-Port(TM), or if actually commercialized, to obtain commercial acceptance thereof, (v) the ability of the Company to compete with its competitors to obtain market share,
(vi) the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations, including but not limited to Senior Notes, or to fund development and marketing of its products (vii) the ability of the Company to obtain approval of its pending patent applications, or (viii) the ability of the Company to satisfy its trade obligations included in accounts payable and accrued liabilities. Although the Company believes that the forward looking statements contained herein are reasonable, it can give no assurance that the Company's expectations will be met.

RESULTS OF OPERATIONS

      The quarter ended September 30, 2003 resulted in a net loss of $9,303,084 (approximately $7.5 million non-cash) compared to a net loss of $3,574,218 (approximately $1.4 million non-cash) for the quarter ended September 30, 2002.

      Revenues were $1,680,608 compared to $734,445 from the previous year's quarter. This $946,163 or 129% increase was mainly due to the inclusion of the Company's energy conservation equipment revenues as such revenues did not exist in the first quarter of the prior year, since the acquisition of Bayview occurred in July 2003. The increase of $1,097,990 in equipment sales was primarily due to approximately $945,000 of energy conservation equipment sales and an increase of $126,000 in e-Port client equipment sales. License and transaction fees and product sales decreased $23,004 and $128,823, respectively, as a result of a decrease in the number of sited vending machines in the Kodak vending placement program. Revenue is still well below the level required for the Company to be profitable.

      Cost of sales for the period consisted of equipment, product and labor costs of approximately $598,000, software development amortization of approximately $333,000 and network and transaction related costs of $151,000. The increase in cost of sales of $414,703 or 62% over the prior year period was directly attributable to the increase in equipment sales.

       Gross profit for the three months ended September 30, 2003 was $598,455, compared to gross profit of $66,985 in the same period in the prior fiscal year. This 793% increase was primarily due to an increase in equipment sales of our e-Port client equipment and the addition of our energy conservation equipment sales that were not present in the same period in the prior fiscal year.

      General and administrative expenses of $1,501,769 decreased by $140,609 or 9% from the same quarter last fiscal year. The decrease was principally due to a decrease in product development expense of $595,000, offset by an increase in total general and administrative costs of approximately $352,000 related to the newly acquired energy conservation equipment line, which consisted primarily of consulting expense of approximately $145,000 and royalty expense of approximately $52,000.

      Compensation expense of $5,703,198 increased by $4,857,479 or 574% primarily due to the issuance of 10,500,000 shares of Common Stock to the Company's Chief Executive Officer in connection with the amendment of his employment agreement. This was a one-time, non-cash charge valued at $4,620,000 representing 95% of the total increase. Another component of this increase was due to approximately $209,000 of additional compensation expense related to the operations of the newly acquired energy conservation equipment line.

      Depreciation and amortization expense increased by $147,875, largely due to $238,000 related to the property and equipment and intangible assets purchased from Bayview. This increase was offset by a decrease of approximately $90,000 related to other depreciable assets due to a lower depreciable asset base.

      During the quarter, the Company incurred a charge of $277,297 related to the modification of debt terms for certain 2003 and 2004 12% Convertible Senior Notes. This charge represents the unamortized debt discount that remained on the Senior Notes that were scheduled to mature in December 2003 and 2004, and whose terms were substantially modified when the note holders agreed to extend the maturity date of their notes in exchange for a reduction in the conversion rate on the note. There was no such comparable charge in the prior year's quarter ended September 30, 2002.

      The interest expense increase of $1,154,400 was due mainly to non-cash charges of $1,031,232 related to expensing the unamortized debt discount and other issuance costs on the 12% Senior Notes that were converted into Common Stock during the quarter. The decrease in cash interest expense of $82,261 was mainly due to the issuance of Common Stock in lieu of cash for payment of interest due to Senior Note holders.


PLAN OF OPERATIONS

      With the acquisition of Bayview on July 11, 2003, the Company now designs and manufactures patented energy conservation devices for equipment such as laser printers, monitors, office peripherals, refrigerated vending machines and glass front merchandisers (referred to as slide or visi coolers). These energy conservation devices reduce power consumption of various types of equipment by allowing the equipment to operate in power saving mode when full power mode is not necessary. These devices, which include the VendingMiser, CoolerMiser, SnackMiser, MonitorMiser and LaserMiser can use activity, occupancy, temperature, timing or other various methods to determine which mode the equipment should be in. Route to market for the energy conservation devices is much the same as the Company's e-Port technology, with the notable addition of governmental and utility rebate and give-away programs, where by part or all of the cost of the energy management device is covered by government funds allocated to energy conservation projects. In August and September 2003, the Company fulfilled an order for over 3,400 VendingMiser units from Austin Energy in Austin Texas for a total sale of approximately $486,000.

      In October 2003, the Company signed a strategic alliance agreement with Conopco, Inc. dba Unilever Home & Personal Care North America to be the exclusive provider of laundry detergent for the e-Suds program to be used in colleges and universities located in the United States. The agreement provides for the Company to receive payments per injection of detergent as well as a series of investment payments to be distributed to various operators who allow branding of their machines with the Unilever "all" logo.

      The Company's vending machines for the Kodak Program are purchased from Dixie-Narco and the film and cameras are purchased directly from Eastman Kodak Company. Product revenues through the fiscal year ended June 30, 2003 were approximately $445,000 and approximately $75,000 for the three months ended September 30, 2003. In May 2003, Stitch notified Maytag and Dixie-Narco that they had breached the Kodak Agreement because Maytag had failed to create and maintain during the term of the Kodak Agreement a customer focus team and Dixie had failed to service, place and pick up the machines as required in the Kodak Agreement. In June 2003, Maytag and Dixie-Narco indicated to Stitch that they were not in breach of the Kodak Agreement and that Stitch had breached the Agreement by failing to pay certain payments due thereunder. Maytag and Dixie indicated that that the customer focus team was terminated due to Stitch's breach of the Kodak Agreement by failing to pay fees due thereunder and Stitch's not taking delivery of vending machines ordered from Dixie. The parties have been negotiating a resolution of this matter although no settlement has been finalized. The Company believes that any settlement would involve the termination of the Kodak Agreement. In such event, although revenues of the Company would be reduced, because the Kodak program is and has been operating at a loss, the termination of the program would eliminate these ongoing losses. The Company also believes that any settlement would involve the payment of the amount due by Stitch to U.S. Bancorp by the other parties to the Kodak Agreement and the forgiveness of the payments due by Stitch to Dixie in the approximate amount of $123,716.

      In March 2002, the Company signed an agreement with MEI (Mars Electronics), a world leader in the manufacturing of electronic coin mechanisms and dollar bill acceptors for the vending industry. MEI has agreed to sell and distribute a MEI branded cashless payment system to be developed by the Company, as part of its portfolio of vending solutions. Commercial availability is planned for winter 2003. To date, no revenue has been generated from this agreement.

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

      In laundry, American Sales Inc. (ASI) has signed a five-year agreement to purchase units of Stitch's e-Suds laundry solution for their university locations in the Midwest, with initial installations to begin in the fall of 2003. In October 2003, the Company installed a system at ASI's facilities for final testing. The Company anticipates unit sales to begin during the second quarter of fiscal year 2004.


LIQUIDITY AND CAPITAL RESOURCES

      For the three months ended September 30, 2003, net cash of $2,727,715 was used by operating activities, primarily due to the net loss of $9,303,084 offset by non-cash charges aggregating to $7,493,302 for transactions involving issuing Common Stock for services and in connection with the amendment to the CEO's employment agreement, depreciation and amortization of assets, amortization of debt discount, loss on debt modifications relating to the Senior Notes and interest expense relating to the Senior Notes paid through the issuance of Common Stock and Common Stock Warrants, offset by a gain on the sale of investment. In addition, the Company's operating assets increased by $917,933 primarily due to accounts receivable and inventory increases related to the addition of the energy conservation equipment line from the Bayview acquisition.

      For the three months ended September 30, 2003, net cash used in investing activities was $833,795, primarily due to the cash component of the investment in Bayview of $727,969.

      Proceeds from financing activities for the three months ended September 30, 2003 provided the funds necessary to support cash used in operating and investing activities. Proceeds of $5,935,518 were realized from several private placement offerings of Common Stock, the exercise of Common Stock Warrants and collection of Common Stock subscriptions receivable. Payments of long-term debt and capital leases totaled $140,043 for the quarter.

      Long-term debt obligations of the Company as of September 30, 2003 were as follows:

         Bank facility                                  $696,305
         Working capital loans                           166,765
         Other, including capital lease obligations       52,175
                                                        --------
                                                         915,245
         Less current portion                            813,681
                                                        --------
                                                        $101,564
                                                        ========

      The bank facility (the Facility) was utilized to fund the purchase of vending machines placed at locations where Kodak film products are sold. Borrowings were made from time to time under the Facility, with repayment schedules set at the time of each borrowing, including equal monthly payments over 36 months and an interest rate based upon 495 basis points over the three year U.S. Treasury Notes. The Company granted the bank a security interest in the film products vending machines. Repayment of principal is also insured by a Surety Bond issued by a third-party insurer in exchange for an initial fee paid by the Company. Final maturity of principal extends into the year ending June 30, 2005.

      In connection with the Stitch acquisition, the Company assumed long-term debt which included a vending equipment borrowing facility and working capital loans. These loans are secured by certain assets of Stitch. At September 30, 2003, $166,765 of the working capital loans remain outstanding, and bear interest at 6.75% per annum. Such loans were payable on July 8, 2002. During fiscal year 2003, the bank extended the due date on these loans on several occasions under forbearance agreements. The Company was in default under this working capital loan agreement, however, on November 6, 2003, the Company reached an agreement with the bank to pay the remaining balance in installments over the next twelve months.

      The Company has incurred losses since inception. For the three months ended September 30, 2003, the net loss was $9,303,084 of which $7,493,302 related to non-cash charges. Cumulative losses through September 30, 2003 amounted to approximately $88 million. The Company has continued to raise capital through equity and debt offerings to fund operations.

      The impact of the Bayview acquisition on cash flow for the three months ended September 30, 2003 was a net cash outflow of approximately $1.5 million - $760,000 of cash used in operations and $728,000 invested in operating assets and liabilities in connection with the purchase. The structure of the acquisition of the energy conservation equipment line from Bayview did not include acquiring the working capital required to support the business. The quarter's operating cash flows reflected an investment for this working capital. Such amount was greater than that expected to support the on-going business activities of the energy conservation equipment line by approximately $650,000 due to the acquisition transition and integration. The Company has since reduced working capital invested in October 2003 by that amount.

      During the year ended June 30, 2003, cash used in operating activities was approximately $750,000 per month. For the three months ended September 30, 2003 cash used in operating activities, excluding the excess working capital investment related to Bayview, was approximately $700,000 per month. Using that as a basis for estimating capital requirements for the next twelve months, along with requirements for capital expenditures and repayment of long-term debt, the Company anticipates cash needs of approximately $9.1 million through September 30, 2004.

      This estimate does not consider the positive impact the Company expects to achieve from the Bayview acquisition during the remainder of the year and the incremental revenues from the Company's other products and services. The energy conservation equipment line acquired from Bayview is expected to generate revenues of $6 million during the fiscal 2004 year and produce operating cash flow exceeding $2 million during the remainder of the year. However, deficits in consolidated operating cash flows are still anticipated for fiscal year 2004 but at reduced levels as compared to 2003.

      As of September 30, 2003, the Company had $4.6 million of cash and cash equivalents, primarily as a result of proceeds from several private placements of Common Stock entered into during the three months ended September 30, 2003. Subscriptions receivable of $406,687 as of September 30, 2003 were collected in October 2003. Working capital investment related to energy conservation equipment of $650,000 was realized in cash due to the collection of accounts receivable subsequent to September 30, 2003. In September 2003, the Company also sold 700,000 shares of its investment in the Jubilee Trust generating net proceeds of $395,000 (expected to be collected in the subsequent quarter) and anticipates selling a substantial portion of the remaining Jubilee shares during fiscal year 2004 creating additional cash of approximately $700,000 based on the investment's current quoted market price. These available sources of cash should be sufficient to meet the Company's cash requirements for the remainder of the 2004 fiscal year.

      The Company does not expect to rely on the proceeds from the exercise of warrants to meet its capital requirements. To the extent that the sources of capital described above are not sufficient to meet the Company's obligations during the remainder of the year, the Company would reduce operating expenses accordingly, primarily through reductions in discretionary expenditures such as travel, marketing, advertising and research and development. In addition, the Company will continue to employ means to minimize cash requirements such as (i) issuing shares of Common Stock in lieu of cash for third-party services provided to the Company, compensation to employees and interest on the 12% Convertible Senior Notes, (ii) extending maturity dates on the 12% Convertible Senior Notes by reducing the conversion terms to $0.20 per share on the 12% Convertible Senior Notes and (iii) negotiating with vendors and suppliers to extend payment terms of trade obligations.

ITEM 3. CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

      The principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of September 30, 2003. Based on this evaluation, they conclude that the disclosure controls and procedures effectively ensure that the information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)   Changes in internal controls.

      There have been no changes during the quarter ended September 30, 2003 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

      During the quarter ended September 30, 2003, the Company issued an aggregate of 535,258 shares of Common Stock to 7 holders of warrants at $0.10 per share for an aggregate of $53,526. Additionally, the Company issued 105,000 shares of Common Stock for services rendered or to be rendered to the Company. The offer and sales of the shares was exempt from the registration requirements of the Act under Rule 506 promulgated thereunder. In this regard, the offer and sale thereof was to existing security holders and did not involve any general advertising or solicitation and the securities contained appropriate restrictive legends under the Act. The Company agreed to use its best efforts to register the shares for resale under the Act.

      During the quarter ended September 30, 2003, the Company issued an aggregate of 7,500,834 shares of Common Stock to 31 holders of its Convertible Senior Notes upon their conversion at the rate of $0.20 per share for an aggregate of $1,500,167. The offer and sales of the shares was exempt from the registration requirements of the Act under Rule 506 promulgated thereunder. In this regard, the offer and sale thereof was to existing security holders and did not involve any general advertising or solicitation and the securities contained appropriate restrictive legends under the Act.

      During July 2003, the Company issued an aggregate of 10,500,000 shares to George R. Jensen, Jr., our Chairman and Chief Executive Officer, as part of the amendment to his employment agreement. The offer and sale of these shares was exempt from registration under Section 4(2) of the Act. Mr. Jensen is an accredited investor, made appropriate investment representations, was afforded access to all public filings and all other information that USA could reasonable obtain, and the securities contained appropriate restrictive legends under the Act. Mr. Jensen has entered into a lock up agreement pursuant to which he shall not sell 2,500,000 of the shares for a one year period and 8,000,000 of the shares for a two year period.

      On July 11, 2003, the Company issued 20,000,000 shares to Bayview Technology Group, LLC, as part of the Company's purchase of substantially all of the assets of Bayview. The securities were offered and sold under the exemption from registration set forth in Rule 506 promulgated under the Act. Bayview was introduced to the Company through the Company's consultant, Robert McGarrah, and there was no general solicitation or advertising. Bayview has agreed not to sell any of these shares until July 11, 2004, at which time Bayview shall be permitted to sell during each calendar month thereafter (on a non-cumulative basis) the greater of (i) 250,000 shares of the Stock, or (ii) that number of shares of the Stock equal to five percent (5%) of the immediately prior calendar month's trading volume of the shares of Common Stock of USA. USA has agreed to use its best efforts to register all of the shares for resale by Bayview under the Securities Act of 1933, as amended, for a period of one year (from July 11, 2004 through July 11, 2005).

      During September 2003, the Company issued to Wellington Management Company, LLP, an investment manager, on behalf of several of its clients, an aggregate of 18,000,000 shares for $0.25 per share. The offer and sale of the shares was exempt from registration under Section 4(2) of the Act. All of these clients are accredited investors. This investor approached the Company regarding this investment and the Company did not solicit this investor. The Company has agreed to register the shares for resale under the Act for a period of one year.

      During September 2003, the Company issued to Prophecy Asset Management, an accredited investor, an aggregate of 750,000 shares for $0.25 per share. The offer and sale of the shares was exempt from registration under Section 4(2) of the Act. This investor approached the Company regarding this investment and the Company did not solicit this investor. The Company has agreed to register the shares for resale under the Act for a period of one year.

      During September 2003, the Company issued to Fulcrum Global Partners, LLC, an accredited investor, an aggregate of 260,000 shares for $0.25 per share. The offer and sale of the shares was exempt from registration under Section 4(2) of the Act. This investor approached the Company regarding this investment and the Company did not solicit this investor. The Company has agreed to register the shares for resale under the Act for a period of one year.

      During September 2003, the Company issued to George O'Connell, an accredited investor and existing shareholder, an aggregate of 1,000,000 shares for $0.25 per share. The offer and sale of the shares was exempt from registration under Section 4(2) of the Act. We have agreed to register the shares for resale under the Act for a period of one year.

      During the quarter ended September 30, 2003, the Company issued an aggregate of 2,727,791 shares of Common Stock to 13 accredited investors at $0.10 per share in connection with the 2003-A offering for an aggregate of $272,779. Additionally, the Company issued 295,000 shares for services rendered or to be rendered to the Company. The offer and sales of the shares was exempt from the registration requirements of the Act under Rule 506 promulgated thereunder. In this regard, the offer and sale thereof did not involve any general advertising or solicitation and the securities contained appropriate restrictive legends under the Act. The Company agreed to use its best efforts to register the shares for resale under the Act for a period of two years.

      In September 2003, the Company agreed to issue 577,457 shares of Common Stock and Common Stock Warrants to purchase up to 577,457 shares to holders of its Convertible Senior Notes who elected to receive these securities in lieu of the cash interest payment due for the quarter ended September 30, 2003. The shares were purchased at the rate of $0.20 per share and the Common Stock Warrants are exercisable at $0.20 per share at any time through June 30, 2004. The Company has agreed to use its best efforts to register these shares and the shares underlying the warrants under the Act for resale through June 30, 2004. The securities were offered and sold under the exemption from registration set forth in Rule 506 promulgated under Section 4(2) of the Act. All of the note holders are accredited investors and there was no general solicitation or advertising.

      During the quarter ended September 30, 2003, 54 holders of $1,081,000 principal amount of the Senior Notes maturing in December 2003 elected to extend these notes until December 31, 2006 and to have the conversion rate reduced from $1.25 per share to $0.20 per share. The note exchange was exempt from the registration requirements of the Act pursuant to Section 3(a)(9) thereof.

      During the quarter ended September 30, 2003, 23 holders of $743,096 principal amount of the Senior Notes maturing in December 2004 elected to extend these notes until December 31, 2007 and to have the conversion rate reduced from $0.40 per share to $0.20 per share. The note exchange was exempt form the registration requirements of the Act pursuant to Section 3(a)(9) thereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

          10.21.7 Letter agreement between USA and George R. Jensen, Jr. dated July 16, 2003.

          31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K.
          During the three months ended September 30, 2003, the Company filed the following reports on Form 8-K:
          On July 14, 2003 the Company filed a Form 8-K to report information under Item 2 thereof relating to the purchase of assets of Bayview Technology Group, LLC (Bayview). In the same Form 8-K, the Company also reported information under Item 5 thereof relating to the amendment of the employment agreement of George R. Jensen, Jr., the Company's Chief Executive Officer. On September 24, 2003 the Company filed a Form 8-K/A reporting under Item 7 financial statements for Bayview and related pro-forma financial information.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      USA TECHNOLOGIES, INC.

Date:  November 19, 2003                     /s/ George R. Jensen, Jr.
                                             -----------------------------------
                                             George R. Jensen, Jr.,
                                             Chairman, Chief Executive Officer



Date:  November 19, 2003                     /s/ David M. DeMedio
                                             -----------------------------------
                                             David M. DeMedio,
                                             Chief Financial Officer