Form 10QSB
period 2003-12-31
USA TECHNOLOGIES INC
filed 2004-02-12
CIK 896429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 2003

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________________ to _____________________

                         Commission file number 0-50054

                             USA Technologies, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



          Pennsylvania                                          23-2679963
---------------------------------                           -------------------
(State or other jurisdiction                                (I.R.S. employer
of incorporation or organization)                           Identification No.)


100 Deerfield Lane, Suite 140, Malvern, Pennsylvania              19355
----------------------------------------------------              -----
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, area code first.               (610)-989-0340
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

As of February 10, 2004 there were 293,516,953 shares of Common Stock, no par value, outstanding.

                             USA TECHNOLOGIES, INC.

                                      INDEX

                                                                        PAGE NO.

PART I - Financial Information

     ITEM 1. Consolidated Financial Statements (Unaudited)

     Consolidated Balance Sheets - December 31, 2003
         and June 30, 2003                                                2

     Consolidated Statements of Operations - Three and six months
           ended December 31, 2003 and 2002                               3

     Consolidated Statement of Shareholders' Equity - Six months
          ended December 31, 2003                                         4

     Consolidated Statements of Cash Flows - Six months ended
         December 31, 2003 and 2002                                       5

     Notes to Consolidated Financial Statements                           6

     ITEM 2.  Management's Discussion and Analysis or Plan
                of Operations                                            16

     ITEM 3.  Controls and Procedures                                    27

PART II - Other Information                                              28

     ITEM 2.  Changes in Securities

     ITEM 6.  Exhibits and Reports on Form 8-K                           28

     SIGNATURES                                                          30

                             USA Technologies, Inc.
                           Consolidated Balance Sheets

                                                                         DECEMBER 31,          JUNE 30,
                                                                            2003                 2003
                                                                         (UNAUDITED)
                                                                         --------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $   2,521,804      $   2,384,455
   Accounts receivable, less allowance for uncollectible accounts
     of $121,000 at December 31, 2003 and $65,000 at June 30, 2003           1,850,832            414,796
   Other receivable                                                            674,649                 --
   Inventory                                                                 1,017,214            457,900
   Prepaid expenses and other current assets                                   344,661            201,383
   Subscriptions receivable                                                     11,237          1,013,400
   Investment                                                                  794,645            904,049
   Assets held for sale                                                        135,000                 --
                                                                         --------------------------------
Total current assets                                                         7,350,042          5,375,983

Property and equipment, less accumulated depreciation of
    $2,762,518 at December 31, 2003 and $3,216,139 at
    June 30, 2003                                                              728,416            943,784
Software development costs, at cost, less accumulated amortization
   of $4,993,300 at December 31, 2003 and $4,327,526 at June 30, 2003          332,887            998,660
Goodwill                                                                     7,985,207          7,945,580
Intangibles, less accumulated amortization of $918,868 at
   December 31, 2003 and $328,500 at June 30, 2003                          11,450,132          2,591,500
Other assets                                                                     8,544             37,174
                                                                         --------------------------------
Total assets                                                             $  27,855,228      $  17,892,681
                                                                         ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $   2,609,907      $   2,266,156
   Accrued expenses                                                          2,841,181          2,720,743
   Current obligations under long-term debt                                    639,611            830,674
   Convertible Senior Notes                                                    365,123            349,942
                                                                         --------------------------------
Total current liabilities                                                    6,455,822          6,167,515

Convertible Senior Notes, less current portion                               6,327,306          7,808,469
Long-term debt, less current portion                                            23,048            224,614
                                                                         --------------------------------
Total liabilities                                                           12,806,176         14,200,598

Shareholders' equity:
   Preferred Stock, no par value:
     Authorized shares--1,800,000
     Series A  Convertible  Preferred--Authorized  shares - 900,000
     Issued and outstanding shares--524,192 at December 31, 2003 and
       524,492 at June 30, 2003 (liquidation preference of
       $11,544,576 at December 31, 2003)                                     3,713,121          3,715,246
   Common Stock, no par value:
     Authorized shares--400,000,000
     Issued and outstanding shares--287,317,721 at December 31, 2003
       and 218,741,042 at June 30, 2003                                    102,939,543         78,790,405
   Accumulated other comprehensive income                                      254,484                 --
   Accumulated deficit                                                     (91,858,096)       (78,813,568)
                                                                         --------------------------------
Total shareholders' equity                                                  15,049,052          3,692,083
                                                                         --------------------------------
Total liabilities and shareholders' equity                               $  27,855,228      $  17,892,681
                                                                         ================================

See accompanying notes.

                             USA Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three months ended                      Six months ended
                                                        December 31,                           December 31,
                                                  2003               2002                2003               2002
                                              --------------------------------      --------------------------------
Revenues:
    Equipment sales                           $   1,425,176      $     384,459      $   2,711,654      $     572,947
    Product sales and other                         222,253             75,576            296,734            278,880
    License and transaction fees                    267,157            314,612            586,806            657,265
                                              --------------------------------      --------------------------------
Total revenues                                    1,914,586            774,647          3,595,194          1,509,092

Cost of sales (including amortization
    of software development costs)                1,083,419            671,940          2,165,582          1,339,400
                                              --------------------------------      --------------------------------
Gross profit                                        831,167            102,707          1,429,612            169,692

Operating expenses:
    General and administrative                    1,780,242          1,368,373          3,282,011          3,010,751
    Compensation                                  1,740,012            838,713          7,443,210          1,684,432
    Depreciation and amortization                   420,945            247,579            815,904            494,663
    Loss on debt modification                        41,618                 --            318,915                 --
                                              --------------------------------      --------------------------------
Total operating expenses                          3,982,817          2,454,665         11,860,040          5,189,846
                                              --------------------------------      --------------------------------
Operating loss                                   (3,151,650)        (2,351,958)       (10,430,428)        (5,020,154)

Other income (expense):
    Interest income                                  12,087              4,263             19,816              7,237
Gain on termination of contract                     515,844                 --            515,844                 --
Gain on sale of investment                               --                 --             31,361                 --
Interest expense:
       Coupon or stated rate                       (241,749)          (329,677)          (507,240)          (585,955)
       Non-cash interest and
         amortization of debt discount             (872,156)          (953,625)        (2,670,061)        (1,606,343)
                                              --------------------------------      --------------------------------
Total interest expense                           (1,113,905)        (1,283,302)        (3,177,301)        (2,192,298)
                                              --------------------------------      --------------------------------
Total other income (expense)                       (585,974)        (1,279,039)        (2,610,280)        (2,185,061)
                                              --------------------------------      --------------------------------
Net loss                                         (3,737,624)        (3,630,997)       (13,040,708)        (7,205,215)
Cumulative preferred dividends                           --                 --           (393,369)          (396,962)
                                              --------------------------------      --------------------------------
Loss applicable to common shares              $  (3,737,624)     $  (3,630,997)     $ (13,434,077)     $  (7,602,177)
                                              ================================      ================================

Loss per common share (basic and diluted)     $       (0.01)     $       (0.04)     $       (0.05)     $       (0.10)
                                              ================================      ================================

Weighted average number of common shares
outstanding (basic and diluted)                 284,277,552         87,713,910        267,133,382         79,493,416
                                              ================================      ================================

See accompanying notes.

                             USA Technologies, Inc.
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                 SERIES A                                           ACCUMULATED
                                               CONVERTIBLE                                             OTHER
                                                PREFERRED          COMMON         ACCUMULATED       COMPREHENSIVE
                                                  STOCK             STOCK            DEFICIT           INCOME            TOTAL
                                              ------------------------------------------------------------------------------------
Balance, June 30, 2003                        $   3,715,246     $  78,790,405     $ (78,813,568)    $          --    $   3,692,083
Issuance of 300 shares of Common
   Stock from the conversion of 300
   shares of Preferred Stock                         (2,125)            2,125                --                --               --
Issuance of 382 shares of Common Stock
   from the conversion of cumulative
   preferred dividends at $10.00 per share               --             3,820            (3,820)               --               --
Exercise of 3,035,258 Common Stock
   Warrants at $0.10 per share                           --           303,526                --                --          303,526
Issuance of 9,971,669 shares of Common
   Stock from the conversion of
   12% Senior Notes                                      --         1,994,334                --                --        1,994,334
Issuance of 594,000 shares of Common
   Stock in exchange for salaries and
   professional services                                 --           215,980                --                --          215,980
Issuance of 10,500,000 shares of
   Common Stock to executive in
   connection with employment agreement                  --         4,620,000                --                --        4,620,000
Issuance of 23,239,036  shares of
   Common Stock with various private
   placement offerings at varying
   prices per share                                      --         5,270,529                --                --        5,270,529
Issuance of shares of Common Stock and
   related Common 1,066,034 Stock
   Warrants in lieu of cash payment
   for interest on the 12% Senior Notes                  --           479,617                --                --          479,617
Debt discount relating to beneficial
   conversion feature on 12% Senior Notes                --         1,981,007                --                --        1,981,007
Issuance of 20,170,000 shares of Common
   Stock in connection with the Bayview
   acquisition                                           --         9,278,200                --                --        9,278,200
Net loss                                                 --                --       (13,040,708)               --      (13,040,708)
Unrealized gain on investment                            --                --                --           254,484          254,484
                                                                                                                     -------------
Total comprehensive loss                                                                                               (12,786,224)
                                              ------------------------------------------------------------------------------------
Balance, December 31, 2003                    $   3,713,121     $ 102,939,543     $ (91,858,096)    $     254,484    $  15,049,052
                                              ====================================================================================

See accompanying notes

                             USA Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                               SIX MONTHS ENDED
                                                                                                  DECEMBER 31,
                                                                                            2003              2002
                                                                                        ------------------------------
OPERATING ACTIVITIES
Net loss                                                                                $(13,040,708)     $ (7,205,215)
Adjustments to reconcile net loss to net cash used in operating activities:
       Charges incurred in connection with the issuance of Common Stock,
          Common Stock Purchase Warrants and Senior Notes                                  4,835,980           399,187
       Interest expense on Senior Notes paid through the issuance of Common Stock            479,617           318,011
       Interest amortization related to Senior Notes and Convertible Debentures            2,190,444         1,288,332
       Amortization                                                                        1,256,142           728,552
       Depreciation                                                                          271,294           348,663
       Loss on debt modification                                                             318,915                --
       Gain on sale of investment                                                            (31,361)               --
       Gain on contract settlement                                                          (515,844)               --
       Changes in operating assets and liabilities:
          Accounts receivable                                                             (1,442,536)          (82,311)
          Inventory                                                                         (559,314)          135,199
          Prepaid expenses and other assets                                                 (131,744)          (48,190)
          Accounts payable                                                                   474,592         1,006,528
          Accrued expenses                                                                   410,372            25,182
                                                                                        ------------------------------
Net cash used in operating activities                                                     (5,484,151)       (3,086,062)

INVESTING ACTIVITIES
Purchase of property and equipment                                                          (229,369)          (92,484)
Cash paid in connection with Bayview acquisition                                            (727,969)               --
Cash received for sale of Jubilee shares                                                     395,249                --
                                                                                        ------------------------------
Net cash used in investing activities                                                       (562,089)          (92,484)

FINANCING ACTIVITIES
Net proceeds from issuance of Common Stock and
    exercise of Common Stock Warrants                                                      5,574,055         1,657,583
Net proceeds from issuance of Senior Notes and Convertible Debentures                             --         1,792,150
Net repayment of long-term debt                                                             (392,629)         (346,348)
Collection of subscriptions receivable                                                     1,002,163            35,000
                                                                                        ------------------------------
Net cash provided by financing activities                                                  6,183,589         3,138,385
                                                                                        ------------------------------
Net increase (decrease) in cash and cash equivalents                                         137,349           (40,161)
Cash and cash equivalents at beginning of period                                           2,384,455           557,970
                                                                                        ------------------------------
Cash and cash equivalents at end of period                                              $  2,521,804      $    517,809
                                                                                        ==============================
Supplemental disclosures of cash flow information:
    Conversion of Convertible Preferred Stock to Common Stock                           $      2,125      $      1,062
                                                                                        ==============================
    Conversion of Convertible Preferred Dividends to Common Stock                       $      3,820      $      1,570
                                                                                        ==============================
    Cash paid for interest                                                              $    464,864      $    371,972
                                                                                        ==============================
    Subscriptions receivable                                                            $     11,237      $    276,000
                                                                                        ==============================
    Conversion of Senior Notes and Convertible Debenture to Common Stock                $  1,994,334      $    273,058
                                                                                        ==============================
    Beneficial conversion feature related to Senior Notes                               $  1,981,007      $  1,084,120
                                                                                        ==============================
    Prepaid stock expenses through issuance of Common Stock                             $    105,000      $    236,800
                                                                                        ==============================
    Prepaid Senior Note issuances                                                       $         --      $  1,329,800
                                                                                        ==============================
    Issuance of Common Stock in connection with the Bayview acquisition                 $  9,278,200      $         --
                                                                                        ==============================
    Other receivable from termination of contract                                       $    674,649      $         --
                                                                                        ==============================
    Deposits used to fund debt and equity                                               $         --      $    360,000
                                                                                        ==============================
    Issuance of Common Stock related to Senior Note Offering                            $         --      $  1,750,062
                                                                                        ==============================

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

2.       ACCOUNTING POLICIES

         INTERIM FINANCIAL INFORMATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary have been included. Operating results for the three and six month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

         IMPAIRMENT OF LONG LIVED ASSETS

         In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-lived Assets", the Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value.

         In the period when the plan of sale criteria of SFAS 144 are met, long-lived assets are reported as held for sale, depreciation and amortization cease, and the assets are reported at the lower of carrying value or fair value less costs to sell.

         GOODWILL AND INTANGIBLE ASSETS

         Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No.
142), "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. The Company tests goodwill for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment, if any. The Company uses a discounted cash flow analysis to complete the first step in this process. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date. During the six months ended December 31, 2003, no events or circumstances arose indicating that impairment of goodwill may have occurred.

         Intangible assets include patents, trademarks and non-compete arrangements purchased in acquisitions. Amortization of these intangibles is computed using the straight-line method over their estimated useful lives of five and ten years. Amortization expense was $309,150 and $590,368 for the three and six months ended December 31, 2003, respectively, and $73,000 and $146,000 for the three and six months ended December 31, 2002, respectively.

         REVENUE RECOGNITION

         Revenue from the sale of equipment is recognized on the terms of freight-on-board shipping point, or upon installation and acceptance of the equipment if installation services are purchased for the related equipment. Transaction processing revenue is recognized upon the usage of the Company's cashless payment and control network. Service fees for access to the Company's equipment and network services are recognized on a monthly basis. Product revenues are recognized from the sale of products from Company owned vending machines when there is purchase and acceptance of product by the vending customer. Customers have the ability to return vended products for a full refund. The Company estimates an allowance for product returns at the date of sale.

         INVESTMENT

         The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classifications of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of shareholders' equity in accumulated other comprehensive income (loss). If the investment sustains an other-than-temporary decline in fair value, the investment is written down to its fair value by a charge to earnings.

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

         Software development costs are being amortized over a useful life of two-years. Amortization expense, reflected in cost of sales, was $332,887 and $665,774 for the three and six months ended December 31, 2003, respectively, and $291,276 and $582,552 for the three and six months ended December 31, 2002, respectively.

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

         There were no stock options granted during the year ended June 30, 2003 or during the six months ended December 31, 2003. All options granted through June 30, 2002 were vested as of that date. Therefore pro-forma net loss and pro-forma net loss per common share under SFAS 123 for the three months and six months ended December 31, 2003 and 2002 would be the same as reported by the Company under APB 25.

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

3.       ACQUISITIONS

         BAYVIEW TECHNOLOGY GROUP, LLC

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

         The acquired energy control equipment is used to reduce energy consumption in vending machines, glass front coolers, laser printers, monitors and other office peripherals throughout the United States. As a result of the acquisition, the Company believes it will be a leading provider of end-to-end networked solutions that includes wireless and internet connections, cashless transaction and security/ID capability and interactive media functionality, and remote inventory and auditing control and energy cost reductions and environmental emissions reductions. The Company also expects to reduce costs through economies of scale.

         The acquisition cost of Bayview was $10,030,894, which principally was comprised of the issuance of 20,000,000 shares of restricted Common Stock valued at $9,200,000 and a cash payment of $631,247. The value of the 20,000,000 shares of Common Stock was determined based on the average market price of the Company's Common Stock over the two-day period before and after the definitive agreement date of July 11, 2003. The purchase price also included acquisition related costs of $199,647.

         The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

               Current assets                         $     7,628
               Property and equipment                     244,704
               Intangible assets                        9,449,000
               Goodwill                                   329,562
                                                      -----------
               Total assets acquired                  $10,030,894
                                                      ===========

         Of the $9,449,000 of acquired intangible assets, $7,424,000 was assigned to patents that are subject to amortization over a 10-year period, $1,011,000 was assigned to non-compete agreements that are subject to amortization over a 5-year period and $1,014,000 was assigned to trademarks and trade names that are not subject to amortization.

         The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Bayview have been included in the accompanying consolidated statements of operations since the date of acquisition. Results of operations of the Company for the six months ended December 31, 2003 would not have been significantly different than reported had the acquisition taken place July 1, 2003 as the acquisition occurred on July 11, 2003. Pro-forma combined results for the six months ended December 31, 2002 would have been as follows had the acquisition taken place July 1, 2002 - revenues of $4,628,479; net loss of $7,234,269; loss applicable to common shares of $7,631,231; loss per common share (basic and diluted) of $0.08.

         STITCH NETWORKS CORPORATION

         In connection with the acquisition of Stitch, in May 2002, the Company determined that it would vacate the office space previously occupied by Stitch. Accordingly, the Company accrued the remaining lease exit costs relating to this lease in the amount of approximately $354,000 as part of the cost of purchasing Stitch.

         In November 2003, Stitch and the lessor of the office space reached an agreement that required Stitch to pay the lessor $55,000 as consideration to release Stitch from any further obligations under the lease. In addition, a security deposit of approximately $9,000 was retained by the lessor. Accordingly, the difference between estimated lease exit costs accrued and actual consideration paid, was recorded as a reduction of goodwill in the amount of $290,000 during the three months ended December 31, 2003.

4.       INVESTMENT IN JUBILEE INVESTMENT TRUST

         During the year ended June 30, 2003, the Company issued 15,000,000 shares of its Common Stock for an investment in 1,870,091 shares of Jubilee Investment Trust, PLC ("Jubilee"), a United Kingdom Investment Trust whose shares trade on the London Stock Exchange. The Company agreed not to sell the Jubilee shares for a period of 90 days from January 24, 2003 and to not sell more than 10% of the Jubilee shares during each month thereafter. Jubilee has agreed not to sell the Company's shares of Common Stock for a period of two years from the date of issuance unless agreed to by the Company. In September 2003, the Company sold 700,000 of its Jubilee shares for net proceeds of $395,249, and realized a gain of $31,361 from the sale of these shares. An unrealized gain of $254,484 on the remaining shares held by the Company is reflected in shareholders' equity as Accumulated other comprehensive income at December 31, 2003.

5.       FINANCING ACTIVITIES

         The Company had issued five series of Senior Notes with an interest rate of 12%, which are convertible into shares of the Company's Common Stock. The notes were scheduled to mature on December 31, 2003, 2004, 2005, 2006 and 2007. In March 2003, holders of the Senior Notes scheduled to mature on December 31, 2003 and 2004, respectively, were granted the right to extend their maturity to December 31, 2006 and 2007, respectively, in exchange for reducing the conversion rates from $1.25 to $0.20 per share for the 2003 Senior Notes and from $0.40 to $0.20 per share for the 2004 Senior Notes. This offer expired on December 31, 2003. During the six months ended December 31, 2003, certain Senior Note holders agreed to exchange an aggregate of $2,301,453 of these notes for new notes maturing in 2006 and 2007. These exchanges included all but $20,000 of the Notes scheduled to mature on December 31, 2003. This amount, and Notes scheduled to mature on December 31, 2004, are reflected as a current liability as of December 31, 2003.

         The exchange of the 2003 Senior Notes and 2004 Senior Notes for 2006 Senior Notes and 2007 Senior Notes was deemed a significant modification of the terms of the 2003 and 2004 Senior Notes and, accordingly, the 2003 and 2004 Senior Notes that were exchanged have been extinguished. The unamortized debt discount and other issuance costs of $318,915 remaining on the 2003 and 2004 Senior Notes exchanged and extinguished during the six months ended December 31, 2003 have been expensed and have been reported in the consolidated statements of operations as a Loss on debt modification ($41,618 for the three months ended December 31, 2003).

         During the six months ended December 31, 2003, the Company's share price, on days when certain noteholders agreed to exchange their 2003 or 2004 Senior Notes for 2006 and 2007 Senior Notes, respectively, was greater than the conversion price of the 2006 and 2007 Senior Notes. Therefore, the intrinsic value of this beneficial conversion feature of $1,981,007 is reflected as additional equity and debt discount and is being amortized to interest expense through the maturity dates of these Senior Notes.

         Debt discount and other issuance costs associated with the Senior Notes are being amortized to interest expense over the remaining life of the debt instruments. Upon conversion of Senior Notes into Common Stock, unamortized costs relating to the notes converted are also charged to interest expense. Total charges to interest for debt discount and other issuance costs were $756,369 and $2,190,444 for the three and six months ended December 31, 2003, respectively, and $774,727 and $1,288,332 for the three and six months ended December 31, 2002, respectively.

         As of December 31, 2003, outstanding debt for Senior Notes reflected in the consolidated balance sheet was $6,692,429. This is comprised of $10,552,484 face amount of notes less unamortized debt discount and other issuance costs of $3,860,055.

         The holders of the Senior Notes have had the right to purchase shares of the Company's Common Stock at $0.20 per share using quarterly interest payments that are due in lieu of a cash payment for the interest. Additionally, for each share purchased, the note holder is entitled to receive a warrant to purchase one share of the Company's Common Stock at $0.20 per share exercisable at any time through June 30, 2004. The Board of Directors authorized the Company to offer Common Stock and Common Stock Warrants for cash interest due through December 31, 2003. For the six months ended December 31, 2003, 1,066,034 common shares were issued (along with an identical number of warrants) for payment of interest due for the period of $213,188 to those note holders accepting the offer. The fair value of the warrants issued and the beneficial conversion feature related to the $0.20 per share rate used to convert the interest to Common Stock totaled $266,429 and has been recorded as additional interest expense for the period. For the three months ended December 31, 2003, $115,786 was charged to interest expense for these transactions.

         During the six months ended December 31, 2003, the Company issued shares of Common Stock in various transactions:

o 2,729,036 shares were issued at $0.10 per share under the 2003-A Private Placement Offering authorized during fiscal year 2003 which generated net proceeds of $268,029. The Company also issued 295,000 shares under this offering for services rendered by consultants amounting to $105,000.

o 20,010,000 shares of Common Stock were issued to accredited investors at $0.25 per share in four private placement offerings, which generated proceeds of $5,002,500.

o 500,000 shares of Common Stock were issued to an accredited investor as settlement resulting from a non-registration event as defined under the agreement of sale entered into during November 2002.

6.       LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                              December 31,    June 30,
                                                                 2003           2003
                                                              ----------     ----------
               Bank facility                                  $  516,009     $  828,466
               Working capital loans                              96,765        166,765
               Other, including capital lease obligations         49,885         60,057
                                                              ----------     ----------
                                                                 662,659      1,055,288
               Less current portion                              639,611        830,674
                                                              ----------     ----------
                                                              $   23,048     $  224,614
                                                              ==========     ==========


         The bank facility (the Facility) was utilized to fund the purchase of vending machines placed at locations where Kodak film products are sold. Borrowings were made from time to time under the Facility, with repayment schedules set at the time of each borrowing, including equal monthly payments over 36 months and an interest rate based upon 495 basis points over the three year U.S. Treasury Notes. The Company granted the bank a security interest in the vending machines. Repayment of principal is also insured by a Surety Bond issued by a third-party insurer in exchange for an initial fee paid by the Company. Final maturity, scheduled to extend into the fiscal year ending June 30, 2005, is anticipated to occur during the year ending June 30, 2004 due to the termination of the vending placement agreement and the removal from service and sale of the vending machines used as collateral for the bank facility. See
Note 9 Termination of Vending Agreement.

         In connection with the Stitch acquisition, the Company assumed long-term debt which included a vending equipment borrowing facility and working capital loans. These loans are secured by certain assets of Stitch and bear interest at 6.75% per annum. Such loans were payable on July 8, 2002. During fiscal year 2003, the bank extended the due date on these loans on several occasions under forbearance agreements. On November 6, 2003, the Company reached an agreement with the bank to make monthly installments that will repay the remaining balance by October 2004.

7.       STOCK OPTIONS AND STOCK WARRANTS

         The Company has granted options to employees to purchase shares of Common Stock at prices that were at or above fair market value on the dates the options were granted. The option term and vesting schedule were established by the contract that granted the option. As of December 31, 2003, there were 2,638,985 options outstanding to purchase Common Stock at exercise prices ranging from $0.165 to $2.00 per share, all of which were fully vested. As of December 31, 2003, there were 44,591,785 fully vested warrants to purchase Common Stock at exercise prices ranging from $0.067 to $1.25 per share.

8.       AMENDMENT   TO  EXECUTIVE   EMPLOYMENT   AGREEMENT   AND   COMPENSATION
         ARRANGEMENTS

         In July 2003 the  Company and the  Company's  Chief  Executive  Officer
(CEO) amended the terms of his employment agreement (expiring June 2005). Under the terms of the previous Executive Employment Agreement, the CEO would have been granted seven percent (non-dilutive) of all the then issued and outstanding shares of the Company's Common Stock in the event a "USA Transaction" (as defined) occurs, which among other events includes a change in control of the Company. The amended terms of the Executive Employment Agreement, eliminates the seven percent (non-dilutive) right to receive Common Stock upon a "USA Transaction" and now grants the CEO an aggregate of 14,000,000 shares of Common Stock subject to adjustment for stock splits or combinations in the event a "USA Transaction" occurs. In exchange for the amendment of these terms, the Company issued an aggregate of 10,500,000 shares of its Common Stock to the CEO valued at $4,620,000 or $0.44 per share representing the quoted market price of the Company's Common Stock on the date the purchase agreement was entered into and the shares were granted as required by generally accepted accounting principles. The issuance of the shares to the CEO had no effect on shareholders' equity and did not impact the Company's cash flow from operations. In connection with this amendment, the CEO also entered into a lock-up agreement pursuant to which he shall not sell 2,500,000 of these shares for a one-year period and 8,000,000 of these shares for a two-year period. The CEO will not be required to pay any additional consideration for these shares of Common Stock. At the time of a "USA Transaction", all of the 14,000,000 shares to be issued to the CEO in connection with this amendment are automatically deemed to be issued and outstanding, and will be entitled to be treated as any other issued and outstanding shares of Common Stock. These shares will be irrevocable and fully vested, and have no expiration date and will not be affected by the termination of the CEO with the Company for any reason whatsoever.

         During December 2003, the Company awarded cash bonuses based on recent performance to its executive officers and an employee in the aggregate amount of $645,000 that included a $250,000 bonus to its Chief Executive Officer and a $225,000 bonus to its President.

9.       TERMINATION OF KODAK VENDING PLACEMENT AGREEMENT

         The Company's wholly owned subsidiary, Stitch, had entered into a vending placement agreement whereby Stitch agreed to purchase film and cameras directly from Eastman Kodak Company and vending machines from a supplier. Stitch placed the vending machines at numerous locations throughout the United States under agreements negotiated with the location owners and derived revenues amounting to $144,000 and $347,000 for three and six months ended December 31, 2003, respectively.

         As previously reported, Stitch alleged that the supplier and another party to the vending agreement breached the vending agreement and the supplier and another party to the vending agreement alleged that Stitch had breached the vending agreement. Effective December 31, 2003, the parties finalized a settlement of this matter which resulted in the termination of the vending agreement as of December 31, 2003. Per the settlement agreement, the Company will receive a payment from Kodak of approximately $675,000, which was received in January 2004. The Company will also receive payments of $300 per vending machine from the supplier of the vending machines, as the machines are pulled from service at the supplier's sole cost and expense. Upon receipt of the $300 per machine, title to the vending machine will transfer from Stitch to the supplier. The settlement agreement provides that all machines are to be pulled from service no later than mid calendar year 2004. The agreement also provided for the supplier to cancel a $124,000 obligation of Stitch for the purchase of vending machines.

         The vending machines were used as collateral to secure the bank facility used to purchase the machines under which $516,009 was outstanding as of December 31, 2003. The Company will repay this debt as the vending machines are returned to the supplier.

         This termination agreement resulted in a gain of $515,844 during the quarter ended December 31, 2003 and such amount is reflected as Other income in the December 31, 2003 Consolidated Statement of Operations. This gain is comprised of the payment from Kodak of approximately $675,000 plus the cancellation of Stitch's obligation to the supplier of the vending machines of approximately $124,000 reduced by a write down of the carrying value of vending machines of approximately $283,000 to reflect the vending machines at their realizable value of $300 per machine. The vending machines are reported as assets held for sale in the December 31, 2003 Consolidated Balance Sheet, as it was determined that the plan of sale criteria in FAS 144 was met in the termination agreement, at which time depreciation of these assets ceased. To the extent any costs are incurred by Stitch to fulfill its obligations under the settlement agreement, these costs will be recorded as incurred, as any additional costs cannot be reasonably estimated at this time.

10.      SUBSEQUENT EVENT

         On January 16, 2004, an increase in the number of authorized shares, from 400,000,000 to 475,000,000, was approved during the Company's Annual Meeting of Shareholders.

         Subsequent to December 31, 2003, 5,215,370 Common Stock Warrants were exercised, which resulted in $465,070 of proceeds to the Company.

         Pursuant to the registration rights agreement with La Jolla Cove Investors, Inc., we agreed to maintain an effective registration statement for the resale by La Jolla of the 2,252,683 shares and the 17,465,370 shares underlying the unexercised warrants held by La Jolla at all times from and after the date of issuance of the shares or warrants, as the case may be. These shares and warrants were issued by us to La Jolla in April, May and June 2003. From and after the date of issuance of these securities and until December 22, 2003, there was no effective registration statement covering these shares. In January 2004, we received a letter from La Jolla claiming, among other things, damages in an unspecified amount because the Company had failed to maintain an effective registration statement for these shares. We have informed La Jolla that any delay in having the registration statement declared effective was reasonable under the circumstances, and La Jolla is not entitled to damages. The Company believes that the claims of La Jolla are without merit and that it will prevail in this matter. Accordingly, there has been no provision recorded for this claim in the financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES

GENERAL

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company believes that its critical accounting policies and estimates relate to revenue recognition, software development costs, impairment of long-lived assets, goodwill and intangible assets and investments. Future results may differ from the estimates under different assumptions or conditions.

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

         Software development costs are being amortized over a useful life of two years ending in April 2004. Amortization expense, reflected in cost of sales, was $333,000 and $666,000 for the three and six months ended December 31, 2003, respectively, and $291,000 and $583,000 for the three and six months ended December 31, 2002, respectively.

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

         In the period when the plan of sale criteria of SFAS 144 are met, long-lived assets are reported as held for sale, depreciation and amortization cease, and assets are reported at the lower of carrying value or fair value less costs to sell.

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

         Intangible assets include patents, trademarks and non-compete arrangements purchased in acquisitions. Amortization of these intangibles is computed using the straight-line method over their estimated useful lives of five and ten years. Amortization expense was $309,000 and $590,000 for the three and six months ended December 31, 2003, respectively, and $73,000 and $146,000 for the three and six months ended December 31, 2002, respectively.

INVESTMENT

         The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classifications of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of shareholders' equity in accumulated other comprehensive income (loss).

         A judgmental aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. Such evaluation is dependent on the specific facts and circumstances. Factors that are considered by the Company each quarter in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. In evaluating the factors above for available-for-sale securities, management presumes a decline in value to be other-than-temporary if the quoted market price of the security is below the investment's cost basis for a period of six months or more. However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee, historical volatility of investee, etc.).

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

RESULTS OF OPERATIONS

For the three  months  ended  December  31, 2003 versus the three  months  ended
--------------------------------------------------------------------------------
December 31, 2002
-----------------

         The three month period ended December 31, 2003 resulted in a net operating loss of $3,737,624 (approximately $1.3 million non-cash) compared to a net loss of $3,630,997 (approximately $1.7 million non-cash) for the comparable quarter in the prior fiscal year.

         Revenues for the three month period ended December 31, 2003 increased to $1,914,586 from $774,647 during the same period in the prior fiscal year, an increase of $1,139,939 or 147%. This increase was primarily attributed to sales of the Company's energy conservation equipment for the three months ended December 31, 2003, as such revenues did not exist in the corresponding quarter of the prior fiscal year since the acquisition of Bayview occurred in July 2003. Revenues are discussed in more detail as follows:

         Equipment sales: Revenues from equipment sales increased to $1,425,176 from $384,459 in the corresponding quarter of the prior fiscal year, an increase of $1,040,717 or 271%. This increase is mainly due to sales of the Company's energy conservation equipment of approximately $1,162,000 for the three months ended December 31, 2003, as such revenues did not exist in the corresponding quarter of the prior year, since the acquisition of Bayview occurred in July 2003. The increase from energy conservation equipment sales was offset by a decrease in Business Center equipment sales of approximately $86,000 due to a lower average selling price per Business Center. The average selling price per business center decreased as a result of the popularity of the Company's newly introduced, lower priced Space Saver product.

         License and transaction fees: Revenues from license and transaction fees decreased $47,455 or 15% from $314,612 to $267,157 for the three months ended December 31, 2002 and 2003, respectively. This decrease was due to a decrease in fees earned from the Kodak Vending Placement Agreement of approximately $59,000 as a result of the wind down of the contract, offset by an increase in fees of approximately $12,000 as a result of an increase in the number of the Company's e-Port and TransAct units connected to the Company's network.

         Product sales and other: Revenues from product sales and other increased to $222,253 from $75,576, an increase of $146,677 or 194% over the same period of the prior fiscal year. This increase was due to $200,000 recorded for the three months ended December 31, 2003 related to the Strategic Alliance Agreement executed in October 2003 between the Company and Conopco, Inc dba Unilever Home & Personal Care North America. This was offset by a decrease in camera and film sales from Company owned vending machines of approximately $56,000 as a result of the wind down of the Kodak Vending Placement Agreement.

         Cost of sales consisted of equipment, product and labor costs of approximately $615,000 and $242,000 for the three months ended December 31, 2003 and 2002, respectively, an increase of $373,000; software development amortization of approximately $333,000 and $292,000 for the three months ended December 31, 2003 and 2002, respectively, an increase of $41,000; and network and transaction related costs of $135,000 and $139,000 for the three months ended December 31, 2003 and 2002, respectively, a decrease of $4,000. The increase in total cost of sales to $1,083,419 from $671,940 in the same period prior fiscal year, an increase of $411,479 or 61%, was principally attributable to the increase in equipment sales.

         Gross profit for the three months ended December 31, 2003 was $831,167, compared to gross profit of $102,707 in the same period in the prior fiscal year. The increase of $728,460 or 709% was primarily due to the addition of our higher margin, energy conservation equipment sales that were not present in the same period in the prior fiscal year.

         Total operating expenses for the three months ended December 31, 2003 was $3,982,817, an increase of $1,528,152 or 62% over the same period from the prior fiscal year. The components of operating expenses (General and administrative, Compensation, Depreciation and amortization and Loss on debt modification) and the causes of this significant increase are explained further below:

         General and administrative expenses increased from $1,368,373 for the three months ended December 31, 2002 to $1,780,242 for the three months ended December 31, 2003, an increase of $411,869 or 30%. This increase is due to increases in overall general and administrative expenses of approximately $369,000 related to the acquired energy conservation operation, as such expenses did not exist in the comparable period last fiscal year, an increase of $89,000 in consulting and temporary services, primarily for network services and a $41,000 increase in utility expenses. These increases were offset by decreases in expenses related to professional fees of $130,000, primarily related to promotion and public relations.

         Compensation expense increased to $1,740,012 for the three months ended December 31, 2003, a $901,299 or 107% increase over the comparable period last fiscal year. This increase is due to approximately $641,000 increase in bonus expenses, primarily to the Company's executive officers and approximately $205,000 of additional compensation, including sales commissions, related to the acquired energy conservation operations in July 2003, as such expenses did not exist in the comparable period last fiscal year.

         Depreciation and amortization expense for the three months ended December 31, 2003 was $420,945, compared to $247,579 for the same period in the prior fiscal year, a $173,366 or 70% increase. This increase was attributable to amortization expense of intangible assets of $236,000 and depreciation expense of fixed assets of $30,000 acquired from Bayview in July 2003. These increases were offset by a decrease of $93,000 of depreciation expense in this quarter compared to the same period last fiscal year, due to assets reaching the end of their estimated useful life after December 31, 2002 but prior to the quarter ended December 31, 2003.

         The Company incurred a charge this quarter relating to the modification of debt terms for certain of the 2003 and 2004 Senior Notes in the amount of $41,618. There was no such comparable charge in the same quarter of the prior year. This charge relates to the unamortized debt discount remaining for the Senior Notes maturing in December 2003 and December 2004 whose conversion and maturity terms were modified. The Company offered these note modifications to the Note holders, and recognized the related non-cash charge to operations in order to manage short-term cash flows.

         In the three months ended December 31, 2003, a gain of $515,844 was recorded relating to the termination of the Kodak Vending Placement Agreement. This gain is comprised of the payment from Kodak of approximately $675,000 plus the cancellation of Stitch's obligation to the supplier of the vending machines of approximately $124,000 reduced by a write down of the carrying value of vending machines of approximately $283,000 to their realizable value of $300 per vending machine. To the extent any costs are incurred by Stitch to fulfill its obligations under the settlement agreement, these costs will be recorded as incurred, as any additional costs cannot be reasonably estimated at this time.

         Total interest expense decreased from $1,283,302 to $1,113,905 for the three months ended December 31, 2002 and 2003, respectively, a decrease of $169,397 or 13%. This decrease was primarily due to lower principal balances on the Company's 12% Senior Notes as the result of conversions of the Senior Notes into shares of the Company's Common Stock. At the time of conversion, the note holder is issued shares equivalent to the conversion rate on the Senior Note, any unamortized debt discount on the note is accelerated and charged to interest expense and future interest on the converted note ceases to accrue. Therefore, interest expense and debt discount amortization for the three months ended December 31, 2003 decreased from the comparable period last fiscal year.

For the six months ended  December 31, 2003 versus the six months ended December
--------------------------------------------------------------------------------
31, 2002
--------

         The six month period ended December 31, 2003 resulted in a net operating loss of $13,040,708 (approximately $8.8 million non-cash) compared to a net loss of $7,205,215 (approximately $3.1 million non-cash) for the comparable period in the prior fiscal year.

         Revenues for the six month period ended December 31, 2003 increased to $3,595,194 from $1,509,092 during the same period in the prior fiscal year, an increase of $2,086,102 or 138%. This increase was primarily attributed to sales of the Company's energy conservation equipment for the six months ended December 31, 2003, as such revenues did not exist in the corresponding period of the prior fiscal year since the acquisition of Bayview occurred in July 2003. Revenues are discussed in more detail as follows:

         Equipment sales: Revenues from equipment sales increased to $2,711,654 from $572,947 in the corresponding period of the prior fiscal year, an increase of $2,138,707 or 373%. This increase is mainly due to sales of the Company's energy conservation equipment of approximately $2,107,383. During the period, the Company fulfilled purchase orders for its energy conservation equipment from customers such as food and drug retailer, Albertsons, automotive parts retailer, AutoZone, and Texas energy utility company, Austin Energy. Revenue from the sales of the Company's e-Port device increased to approximately $264,000 for the six months ended December 31, 2003, an increase of $136,000 or 106%, from $128,000 for the six months ended December 31, 2002. During the period, the Company fulfilled purchase orders for its e-Port device from customers such as vending management company, International Vending Management (IVM), and food service and vending company, Canteen. The increases from energy conservation equipment and e-Port sales was offset by a slight decrease in Business Center equipment sales of approximately $76,000 due to a lower average selling price per business center. The average selling price per business center decreased as a result of the popularity of the Company's newly introduced, lower priced Space Saver product.

         License and transaction fees: Revenues from license and transaction fees decreased $70,459 or 11% from $657,265 to $586,806 for the six months ended December 31, 2002 and 2003, respectively. This decrease was due to a decrease in fees earned from the Kodak Vending Placement Agreement of approximately $94,000 as a result of the wind down of the contract, offset by an increase in fees of approximately $24,000 as a result of an increase in the number of the Company's e-Port and TransAct units connected to the Company's network.

         Product sales and other: Revenues from product sales and other increased to $296,734 from $278,880, an increase of $17,854 or 6% over the same period of the prior fiscal year. This increase was due to $200,000 recorded in the quarter ended December 31, 2003 related to the Strategic Alliance Agreement executed in October 2003 between the Company and Conopco, Inc dba Unilever Home & Personal Care North America. This increase was offset by a decrease in camera and film sales from Company owned vending machines of approximately $182,000 as a result of the wind down of the Kodak Vending Placement Agreement.

         Cost of sales consisted of equipment, product and labor costs of approximately $1,213,000 and $451,000 for the six months ended December 31, 2003 and 2002, respectively, an increase of $762,000; software development amortization of approximately $666,000 and $583,000 for the six months ended December 31, 2003 and 2002, respectively, an increase of $83,000; and network and transaction related costs of $287,000 and $306,000 for the six months ended December 31, 2003 and 2002, respectively, a decrease of $19,000. The increase in total cost of sales to $2,165,582 from $1,339,400 in the same period prior fiscal year, an increase of $826,182 or 62%, was primarily attributable to the increase in equipment sales.

         Gross profit for the six months ended December 31, 2003 was $1,429,612, compared to gross profit of $169,692 in the same period in the prior fiscal year. The increase of $1,259,920 or 742% was primarily due to the addition of our higher margin, energy conservation equipment sales that were not present in the same period in the prior fiscal year.

         Total operating expenses for the six months ended December 31, 2003 was $11,860,040, an increase of $6,670,194 or 129% over the same period from the prior fiscal year. The components of operating expenses (General and administrative, Compensation, Depreciation and amortization and Loss on debt modification) and the causes of this significant increase in each category are explained further below:

         General and administrative expenses increased from $3,010,751 for the six months ended December 31, 2002 to $3,282,011 for the six months ended December 31, 2003, an increase of $271,260 or 9%. This increase is due to increases in overall general and administrative expenses of approximately $731,000 related to the acquired energy conservation operation, as such expenses did not exist in the comparable period last fiscal year. This increase was offset by decreases of $240,000 related to professional fees, primarily related to promotion and public relations, $140,000 of utility expenses and $120,000 in consulting and temporary services, primarily for network services.

         Compensation expense increased to $7,443,210 for the six months ended December 31, 2003, a $5,758,778 or 342% increase over the comparable period last fiscal year. This increase is primarily due to the issuance of 10,500,000 shares of Common Stock to the Company's Chief Executive Officer in connection with the amendment of his employment agreement. This was a one-time, non-cash payment valued at $4,620,000 representing 80% of the total increase. Other components of this increase were due to approximately $711,000 increase in bonus expenses, primarily to the Company's executive officers and approximately $412,000 of additional compensation, including sales commissions, related to the acquired energy conservation operations in July 2003, as such expenses did not exist in the comparable period last fiscal year.

         Depreciation and amortization expense for the six months ended December 31, 2003 was $815,904, compared to $494,663 for the same period in the prior fiscal year, a $321,241 or 65% increase. This increase was attributable to amortization expense of intangible assets of $444,000 and depreciation expense of fixed assets of $60,000 acquired from Bayview in July 2003. These increases were offset by a decrease of $183,000 of depreciation expense during the current six month compared to the same period last fiscal year, due to assets reaching the end of their estimated useful life after December 31, 2002.

         The Company incurred a charge during the six months ended December 31, 2003 relating to the modification of debt terms for certain of the 1999 and 2000 Senior Notes in the amount of $318,915. There was no such comparable charge in the same period of the prior year. This charge relates to the unamortized debt discount remaining for the Senior Notes maturing in December 2003 and December 2004 whose conversion and maturity terms were modified. The Company offered these note modifications to the Note holders, and recognized the related non-cash charge to operations in order to manage short-term cash flows.

         In the six months ended December 31, 2003, a gain of $515,844 was recorded relating to the termination the Kodak Vending Placement Agreement. This gain is comprised of the payment from Kodak of approximately $675,000 plus the cancellation of Stitch's obligation to the supplier of the vending machines of approximately $124,000 less a write down of the carrying value of vending machines of approximately $283,000 to their realizable value of $300 per vending machine. To the extent any costs are incurred by Stitch to fulfill its obligations under the settlement agreement, these costs will be recorded as incurred, as any additional costs cannot be reasonably estimated at this time.

         Total interest expense increased from $2,192,298 to $3,177,301 for the six months ended December 31, 2002 and 2003, respectively, an increase of $985,003 or 45%. This increase was primarily attributable to charges incurred due to the acceleration of unamortized debt discount and other issuance costs on the 12% Senior Notes that were converted into Common Stock during the six month period.

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

         In October 2003, the Company signed a strategic alliance agreement with Conopco, Inc. dba Unilever Home & Personal Care North America to be the exclusive provider of laundry detergent for the e-Suds program to be used in colleges and universities located in the United States. Per the terms of the agreement, the Company agrees to be a reseller of Unilever Products that are dispensed through the USA e-Suds System and the Company will also receive fees from Unilever based on the number of injections of Unilever Products through the USA e-Suds System.

         In December 2003, the parties to the Kodak Vending Placement Agreement agreed to the termination of the contract effective December 31, 2003. The settlement resulted in the termination of the vending agreement pursuant to which the Company will receive a payment from Kodak of approximately $675,000 (received in January 2004) and payments equal to $300 per vending machine, due from the supplier of the vending machines, as the machines are pulled from service at the supplier's sole cost and expense. Upon receipt of the $300 per vending machine, title to the vending machine will transfer from Stitch to the supplier. The settlement agreement provides that all machines are to be pulled from service no later than mid calendar year 2004. In addition, the supplier agreed to cancel an obligation for the purchase of vending machines owed by Stitch in the approximate amount of $124,000.

         The vending machines were used as collateral to secure a bank facility used to purchase the machines under which $516,009 was outstanding as of December 31, 2003. Final payment of the debt will occur no later than the time Stitch transfers title of the machines to the supplier.

         Although revenues of the Company will be reduced as a result of vending contract termination, because the Kodak program is and has been operating at a loss, the termination of the program would eliminate these ongoing losses. Revenues related to the Kodak program through the fiscal year ended June 30, 2003 were approximately $1,092,000 and approximately $144,000 and $352,000 for the three and six months ended December 31, 2003, respectively.

         In October 2002, the Company signed a Strategic Alliance Agreement with ZiLOG Corporation, a semiconductor company, which is a supplier of microprocessors to the retail point of sale industry. The agreement allows the Company's proprietary network software (USALive) to be embedded on a chip produced by ZiLOG. The Company will license its software to the purchaser and will be entitled to receive a fee for this license. A second revenue stream could be generated from purchasers who buy the retail point of sales terminals and begin to use them, if they elect to use the USA network embedded on the chip. To date, no products have been available for commercial use and accordingly, no revenues have been generated.

         In laundry, American Sales Inc. (ASI) has signed a five-year agreement to purchase units of Stitch's e-Suds laundry solution for their university locations in the Midwest, with initial installations to begin in the fall of 2003. In October 2003, the Company installed a system at ASI's facilities for final testing. To date, the system has not completed final testing, and the Company anticipates unit sales to begin during the fourth quarter of fiscal year 2004.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended December 31, 2003, net cash of $5,484,151 was used by operating activities, primarily due to the net loss of $13,040,708 offset by non-cash charges aggregating to $8,805,187 for transactions involving issuing Common Stock for services and in connection with the amendment to the CEO's employment agreement, depreciation and amortization of assets, amortization of debt discount, loss on debt modifications relating to the Senior Notes and interest expense relating to the Senior Notes paid through the issuance of Common Stock and Common Stock Warrants, offset by a gain on the sale of investment and gain on the termination of a contract. In addition, the Company's net operating assets increased by $1,248,630 (primarily inventory and accounts receivable), a substantial portion of which relates to the addition of the energy conservation equipment line from the Bayview acquisition.

         For the six months ended December 31, 2003, net cash used in investing activities was $562,089, comprised of the cash component of the investment in Bayview, purchases of property and equipment and the proceeds received from the sale of a portion of the investment in the Jubilee Trust.

         Proceeds from financing activities for the six months ended December 31, 2003 provided the funds necessary to support cash used in operating and investing activities. Proceeds of $6,576,218 were realized from several private placement offerings of Common Stock, the exercise of Common Stock Warrants and collection of Common Stock subscriptions receivable. Payments of long-term debt and capital leases totaled $392,629.

         Long-term debt obligations of the Company as of December 31, 2003 were as follows:

                Bank facility                                     $   516,009
                Working capital loans                                  96,765
                Other, including capital lease obligations             49,885
                                                                   ----------
                                                                      662,659
                Less current portion                                  639,611
                                                                   ----------
                                                                   $   23,048
                                                                   ==========


         The bank facility (the Facility) was utilized to fund the purchase of vending machines placed at locations where Kodak film products are sold. Borrowings were made from time to time under the Facility, with repayment schedules set at the time of each borrowing, including equal monthly payments over 36 months and an interest rate based upon 495 basis points over the three year U.S. Treasury Notes. The Company granted the bank a security interest in the vending machines. Repayment of principal is also insured by a Surety Bond issued by a third-party insurer in exchange for an initial fee paid by the Company. Final maturity, scheduled to extend into the fiscal year ending June 30, 2005, is anticipated to occur during the year ending June 30, 2004 due to the termination of the vending placement agreement and the removal from service and sale of the vending machines used as collateral for the bank facility. As described above, the debt, with a balance outstanding at December 31, 2003 of $516,009, will be repaid no later than the time Stitch returns the vending machines to the supplier.

         In connection with the Stitch acquisition, the Company assumed long-term debt which included a vending equipment borrowing facility and working capital loans. These loans are secured by certain assets of Stitch and bear interest at 6.75% per annum, payable on July 8, 2002. During fiscal year 2003 the bank extended the due date on these loans on several occasions under forbearance agreements. On November 6, 2003, the Company reached an agreement with the bank to make monthly installments that will repay the remaining balance by October 2004.

         The Company has incurred losses since inception. For the six months ended December 31, 2003, the net loss was $13,040,708 of which $8,805,187 related to non-cash charges. Cumulative losses through December 31, 2003 amounted to approximately $92 million. The Company has continued to raise capital through equity and debt offerings to fund operations.

         The impact of the Bayview acquisition on cash flow for the six months ended December 31, 2003 was a net cash outflow of approximately $1.2 million - $500,000 of cash used in operations and $728,000 invested in operating assets and liabilities in connection with the purchase. The structure of the acquisition of the energy conservation equipment line from Bayview did not include acquiring the working capital required to support the business. The six months' operating cash flows reflected an investment for this working capital.

         During the year ended June 30, 2003, cash used in operating activities was approximately $750,000 per month. For the six months ended December 31, 2003 cash used in operating activities, was approximately $915,000 per month. Operating cash flows during the six months ended December 31, 2003 was impacted by increases in inventory and accounts receivable that were disproportionate to the increase in revenues by approximately $600,000. The period also absorbed costs for cash bonuses of approximately $600,000, primarily to the Company's executive officers. The Company believes it can improve its management of working capital, primarily related to accounts receivables, and operating costs to reduce cash used in operating activities to approximately $700,000 per month. Using that as a basis for estimating capital requirements for the next twelve months, along with requirements for capital expenditures and repayment of long-term debt, the Company's cash needs would approximate $9.4 million from January 1, 2004 through December 31, 2004.

         This estimate does not consider the positive impact the Company expects to achieve from the Bayview acquisition during the remainder of the year and the incremental revenues from the Company's other products and services. The energy conservation equipment line acquired from Bayview is expected to generate revenues of $5 million during the fiscal 2004 year and produce operating cash flow of approximately $1.5 million during the remainder of the year. As the Bayview acquisition only occured in July 2003, we do not have historical experience with this operation as integrated into the Company's operations and, therefore, the achievement of the positive cash flow impact is not certain at this stage of integration and operation. However, deficits in consolidated operating cash flows are still anticipated for the remainder of fiscal year 2004.

         As of December 31, 2003, the Company had $2.5 million of cash and cash equivalents, primarily as a result of proceeds from several private placements of Common Stock entered into during the three months ended September 30, 2003. In September 2003, the Company also sold 700,000 shares of its investment in the Jubilee Trust generating net proceeds of $395,000 and could sell a substantial portion of the remaining Jubilee shares during fiscal year 2004 creating additional cash of approximately $1 million based on the investment's current quoted market price.

         As of December 31, 2003, there were 44,591,785 fully vested warrants to purchase Common Stock at exercise prices ranging from $0.067 to $1.25 per share. There are 39,251,092 warrants that are "in the money", with exercise prices below $0.11 per share. The potential exercise of these "in the money" warrants could provide $3,460,260 of additional proceeds to the Company. Subsequent to December 31, 2003, 5,215,370 warrants were exercised, generating $465,070 of proceeds to the Company. However, future exercises of warrants is uncertain and the Company does not expect to rely on the proceeds from the potential exercise of warrants to meet its capital requirements through the end the of 2004 fiscal year.

         Based on current revenue and operating levels, cash on hand of $2.5 million, proceeds received from the exercise of warrants subsequent to December 31, 2003 of $465,070, as well as working capital management initiatives and the potential proceeds, at current market prices, generated from the sale of the Jubilee shares, the Company believes it will have sufficient funds to meet its requirements for the remainder of the 2004 fiscal year (through June 30, 2004). However, if revenues remain at current levels during the next twelve months, additional capital of at least $5.5 million will be required to meet cash flow needs during this period from July 1, 2004 and through December 31, 2004 considering the assumptions described above of approximately $9.4 million cash need, cash on hand of $2.5 million and $1 million of additional cash from the sale of its investment in Jubilee, based on current market prices and proceeds of $0.5 million from warrant exercises subsequent to December 31, 2003. The Company intends to meet this capital requirement by raising additional funds through the sale its securities, and given the Company's current product offerings and the markets it is addressing, the Company believes the capital markets should be available to raise sufficient capital to fund its operating needs. However, if revenues increase significantly over this period, cash generated from such improved operations and additional proceeds from the potential exercise of "in the money" warrants could meet a substantial portion of these capital requirements.

ITEM 3. CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures.

         The principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of December 31, 2003. Based on this evaluation, they conclude that the disclosure controls and procedures effectively ensure that the information required to be disclosed in the Company's filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)      Changes in internal controls.

         There have been no changes during the quarter ended December 31, 2003 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         In December 2003, the Company agreed to issue 488,577 shares of Common Stock and Common Stock Warrants to purchase up to 488,577 shares to holders of its Convertible Senior Notes who elected to receive these securities in lieu of the cash interest payment due for the quarter ended December 31, 2003. The shares were purchased at the rate of $0.20 per share and the warrants are exercisable at $0.20 per share at any time through June 30, 2004. The Company has agreed to use its best efforts to register these shares and the shares underlying the warrants under the Act for resale through June 30, 2004. The securities were offered and sold under the exemption from registration set forth in Rule 506 promulgated under Section 4(2) of the Act. All of the note holders are accredited investors and there was no general solicitation or advertising.

         During the quarter ended December 31, 2003, 31 holders of $350,000 principal amount of the Senior Notes that matured in December 2003 elected to extend these notes until December 31, 2006 and to have the conversion rate reduced from $1.25 per share to $0.20 per share. The note exchange was exempt from the registration requirements of the Act pursuant to Section 3(a)(9) thereof.

         During the quarter ended December 31, 2003, 24 holders of $127,357 principal amount of the Senior Notes maturing in December 2004 elected to extend these notes until December 31, 2007 and to have the conversion rate reduced from $0.40 per share to $0.20 per share. The note exchange was exempt from the registration requirements of the Act pursuant to Section 3(a)(9) thereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  3.1.19 Nineteenth Amendment to Articles of Incorporation of USA filed January 16, 2004.

                  3.1.20 Amended and Restated Articles of Incorporation of USA filed January 26, 2004.

                  10.1.1 First Amendment to Employment and Non-Competition Agreement between USA and Adele Hepburn dated as of February 4, 2004.

                  10.4.3 Fourth Amendment to Employment and Non-Competition Agreement between USA and H. Brock Kolls dated April 15, 2002.

                  10.9.4 Fourth Amendment to Employment and Non-Competition Agreement between USA and Stephen P. Herbert dated February 4, 2004.

                  10.21.6 Sixth Amendment to Employment and Non-Competition Agreement between USA and George R. Jensen, Jr. dated February 4, 2004.

                  10.6  Termination  Agreement  dated  December  31, 2003 by and
                  between   Eastman   Kodak   Company,    Maytag    Corporation,
                  Dixie-Narco, Inc. and Stitch Networks Corporation.

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

                  32   Certifications  by  Chief  Executive  Officer  and  Chief
                  Financial   Officer   pursuant   to   Section   906   of   the
                  Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K.

                  On October 3, 2003, the Company filed a Form 8-K to report on Items 5 and 7(c) the sale of 20,000,000 shares of Common Stock, with the form of Stock Purchase Agreement and a Press Release attached as exhibits thereto.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    USA TECHNOLOGIES, INC.


Date:  February 12, 2004            / s / George R. Jensen, Jr.
                                    -----------------------------------------
                                    George R. Jensen, Jr., Chairman,
                                    Chief Executive Officer


Date:  February 12, 2004            / s / David M. DeMedio
                                    -----------------------------------------
                                    David M. DeMedio, Chief Financial Officer