Form 10QSB
period 2004-03-31
USA TECHNOLOGIES INC
filed 2004-05-17
CIK 896429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 1O-QSB

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2004
                              ----------------------

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ________________ to ________________

                         Commission file number 0-50054

                             USA Technologies, Inc.
        (Exact name of small business issuer as specified in its charter)


Pennsylvania                                            23-2679963
(State or other jurisdiction of             (I.R.S. employer Identification No.)
incorporation or organization)

100 Deerfield Lane, Suite 140, Malvern, Pennsylvania             19355
----------------------------------------------------             -----
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, area code first.              (610)-989-0340
                                                             --------------

Check whether the Registrant has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

As of May 17, 2004 there were 353,641,950 shares of Common Stock, no par value, outstanding.

                             USA TECHNOLOGIES, INC.

                                      INDEX

                                                                       PAGE  NO.

PART I - Financial Information

      ITEM 1. Consolidated Financial Statements (Unaudited)

      Consolidated Balance Sheets - March 31, 2004 and June 30, 2003           2

      Consolidated Statements of Operations - Three and nine months
            ended March 31, 2004 and 2003                                      3

      Consolidated Statement of Shareholders' Equity - Nine months
            ended March 31, 2004                                               4

      Consolidated Statements of Cash Flows - Nine months ended
            March 31, 2004 and 2003                                            5

      Notes to Consolidated Financial Statements                               6

      ITEM 2. Management's Discussion and Analysis or Plan
            of Operations                                                     16

      ITEM 3. Controls and Procedures                                         28

PART II - Other Information

      ITEM 2. Changes in Securities                                           29

      ITEM 4. Submission of Matters to a Vote of Security Holders             29

      ITEM 6. Exhibits and Reports on Form 8-K                                30

      SIGNATURES                                                              32

                             USA Technologies, Inc.
                           Consolidated Balance Sheets

                                                                                     March 31,        June 30,
                                                                                       2004            2003
                                                                                   (Unaudited)
                                                                                   ----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $   1,459,429   $   2,384,455
   Accounts receivable, less allowance for uncollectible accounts
     of $167,000 at March 31, 2004 and $65,000 at June 30, 2003                       1,315,958         414,796
   Other receivable                                                                     762,130              --
   Inventory                                                                          1,425,126         457,900
   Prepaid expenses and other current assets                                            337,636         201,383
   Investment                                                                            88,206         904,049
   Assets held for sale                                                                  93,300              --
   Subscriptions receivable                                                                  --       1,013,400
                                                                                   ------------   -------------
Total current assets                                                                  5,481,785       5,375,983

Property and equipment, less accumulated depreciation of
    $2,858,489 at March 31, 2004 and $3,216,139 at
    June 30, 2003                                                                       670,488         943,784
Software development costs, at cost, less accumulated amortization
   of $5,326,187 at March 31, 2004 and $4,327,526 at June 30, 2003                           --         998,660
Goodwill                                                                              7,985,207       7,945,580
Intangibles, less accumulated amortization of $1,228,018 at
   March 31, 2004 and $328,500 at June 30, 2003                                      11,140,982       2,591,500
Other assets                                                                              8,544          37,174
                                                                                   ------------   -------------
Total assets                                                                      $  25,287,006   $  17,892,681
                                                                                   ============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $   2,881,330   $   2,266,156
   Accrued expenses                                                                   2,174,533       2,720,743
   Current obligations under long-term debt                                             479,070         830,674
   Convertible Senior Notes                                                             387,255         349,942
                                                                                   ------------   -------------
Total current liabilities                                                             5,922,188       6,167,515

Convertible Senior Notes, less current portion                                        6,602,556       7,808,469
Long-term debt, less current portion                                                     17,810         224,614
                                                                                   ------------   -------------
Total liabilities                                                                    12,542,554      14,200,598

Shareholders' equity:
   Preferred Stock, no par value:
     Authorized shares--1,800,000
     Series A  Convertible  Preferred--Authorized  shares - 900,000
     Issued  and outstanding shares--523,442 at March 31, 2004 and
       524,492 at June 30, 2003 (liquidation preference of
       $11,920,670 at March 31, 2004)                                                 3,707,812       3,715,246
   Common Stock, no par value:
     Authorized shares--475,000,000 at March 31, 2004 and
       400,000,000 at June 30, 2003
     Issued and outstanding shares--300,151,941 at March 31, 2004
       and 218,741,042 at June 30, 2003                                             104,236,037      78,790,405
   Accumulated other comprehensive income                                                51,819              --
   Accumulated deficit                                                              (95,251,216)    (78,813,568)
                                                                                   ------------   -------------
Total shareholders' equity                                                           12,744,452       3,692,083
                                                                                   ------------   -------------
Total liabilities and shareholders' equity                                        $  25,287,006   $  17,892,681
                                                                                   ============   =============

See accompanying notes

                             USA Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                             Three months ended           Nine months ended
                                                   March 31,                  March 31,
                                             2004           2003          2004           2003
                                         -----------    -----------   ------------   ------------
Revenues:
    Equipment sales                     $  1,026,523   $    307,598   $  3,741,359   $    880,545
    Product sales and other                   10,924         78,823        304,476        357,703
    License and transaction fees             315,242        337,817        902,047        995,082
                                         -----------    -----------   ------------   ------------
Total revenues                             1,352,689        724,238      4,947,882      2,233,330

Cost of sales (including amortization
    of software development costs)         1,070,942        717,773      3,236,524      2,057,173
                                         -----------    -----------   ------------   ------------
Gross profit                                 281,747          6,465      1,711,358        176,157

Operating expenses:
    General and administrative             1,814,437      1,940,270      5,096,447      4,951,021
    Compensation                           1,220,990      1,082,736      8,664,200      2,767,168
    Depreciation and amortization            411,205        239,363      1,227,109        734,026
    Loss on debt modification                     --        959,352        318,915        959,352
                                         -----------    -----------   ------------   ------------
Total operating expenses                   3,446,632      4,221,721     15,306,671      9,411,567
                                         -----------    -----------   ------------   ------------
Operating loss                            (3,164,885)    (4,215,256)   (13,595,313)    (9,235,410)

Other income (expense):
    Interest income                           10,183          4,719         29,999         11,956
    Gain (loss) on termination of contract    (6,600)            --        509,244             --
    Gain on sale of investment               572,119             --        603,480             --
    Interest expense:
       Coupon or stated rate                (343,679)      (346,627)      (850,919)      (924,582)
       Non-cash interest and
         amortization of debt discount      (450,708)      (780,519)    (3,120,769)    (2,394,862)
                                         -----------    -----------   ------------   ------------
    Total interest expense                  (794,387)    (1,127,146)    (3,971,688)    (3,319,444)
                                         -----------    -----------   ------------   ------------
Total other income (expense)                (218,685)    (1,122,427)    (2,828,965)    (3,307,488)
                                         -----------    -----------   ------------   ------------
Net loss                                  (3,383,570)    (5,337,683)   (16,424,278)   (12,542,898)
Cumulative preferred dividends              (393,144)      (396,624)      (786,513)      (793,586)
                                         -----------    -----------   ------------   ------------
Loss applicable to common shares        $ (3,776,714)  $ (5,734,307)  $(17,210,791)  $(13,336,484)
                                         ===========    ===========   ============   ============

Loss per common share (basic and diluted)$     (0.01)  $      (0.05)  $      (0.06)  $      (0.15)
                                         ==========================   ===========================

Weighted average number of common shares
outstanding (basic and diluted)          293,734,831    115,488,581    276,000,532     91,491,804
                                         ==========================   ===========================

See accompanying notes.

                             USA Technologies, Inc.
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                             SERIES A                                     ACCUMULATED
                                            CONVERTIBLE                                     OTHER
                                             PREFERRED        COMMON     ACCUMULATED    COMPREHENSIVE
                                               STOCK          STOCK        DEFICIT          INCOME       TOTAL
                                           -----------------------------------------------------------------------
Balance, June 30, 2003                     $  3,715,246   $ 78,790,405  $(78,813,568)  $         --   $  3,692,083

Issuance of 1,050 shares of Common Stock
   from the conversion of 1,050 shares
   of Preferred Stock                            (7,434)         7,434            --             --             --

Issuance of 1,337 shares of Common Stock
   from the conversion of cumulative
   preferred dividends at $10.00 per
   share                                             --         13,370       (13,370)            --             --

Exercise of 12,053,218 Common Stock
   Warrants and Options                              --      1,013,436            --             --      1,013,436

Issuance of 10,743,154 shares of Common
   Stock from the conversion of 12%
   Senior Notes                                      --      2,148,630            --             --      2,148,630

Issuance of 1,443,070 shares of Common
   Stock in exchange for salaries and
   professional services                             --        387,155            --             --        387,155

Issuance of 10,500,000 shares of Common
   Stock to executive in connection with
   employment agreement                              --      4,620,000            --             --      4,620,000

Issuance of  25,437,036 shares of Common
   Stock from  various  private
   placement offerings at varying
   prices per share                                  --      5,517,754            --             --      5,517,754

Issuance of 1,062,034 shares of
   Common Stock and related  Common Stock
   Warrants  in lieu of cash  payment
   for  interest  on the 12% Senior
   Notes                                             --        478,646            --             --        478,646

Debt discount relating to beneficial
   conversion feature on 12% Senior Notes            --      1,981,007            --             --      1,981,007

Issuance of 20,170,000 shares of Common
   Stock in connection with the Bayview
   acquisition                                       --      9,278,200            --             --      9,278,200
Net loss                                             --             --   (16,424,278)            --    (16,424,278)
Unrealized gain on investment                        --             --            --         51,819         51,819
                                                                                                      ------------
Total comprehensive loss                             --             --            --             --    (16,372,459)
                                           -----------------------------------------------------------------------
Balance, March 31, 2004                    $  3,707,812   $104,236,037  $(95,251,216)  $     51,819   $ 12,744,452
                                           =======================================================================

See accompanying notes.

                             USA Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                          NINE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                         2004           2003
                                                                                     ------------   ------------
OPERATING ACTIVITIES
Net loss                                                                             $(16,424,278)  $(12,542,898)
Adjustments to reconcile net loss to net cash used in operating activities:
       Charges incurred in connection with the issuance of Common Stock,
          Common Stock Purchase Warrants and Senior Notes                               4,950,905      1,278,724
       Interest expense on Senior Notes paid through the issuance of Common Stock         478,646        444,618
       Interest amortization related to Senior Notes and Convertible Debentures         2,642,123      1,950,244
       Amortization                                                                     1,898,178      1,092,828
       Depreciation                                                                       373,347        632,182
       Loss on debt modification                                                          318,915        959,352
       Gain on sale of investment                                                        (603,480)            --
       Gain on contract settlement                                                       (509,244)            --
       Changes in operating assets and liabilities:
          Accounts receivable                                                            (907,662)      (104,142)
          Other receivable                                                                674,649             --
          Inventory                                                                      (967,226)       190,095
          Prepaid expenses and other assets                                               (68,469)        13,008
          Accounts payable                                                                746,015      1,361,218
          Accrued expenses                                                               (256,276)       295,115
                                                                                     ------------   ------------
Net cash used in operating activities                                                  (7,653,857)    (4,429,656)

INVESTING ACTIVITIES
Purchase of property and equipment                                                       (273,493)      (200,741)
Cash received from sale of property and equipment                                          35,100             --
Cash paid in connection with Bayview acquisition                                         (727,969)            --
Cash received for sale of Jubilee shares                                                  709,011             --
                                                                                     ------------   ------------
Net cash used in investing activities                                                    (257,351)      (200,741)

FINANCING ACTIVITIES
Net proceeds from issuance of Common Stock and exercise of Common Stock Warrants        6,531,190      3,274,805
Net proceeds from issuance of Senior Notes and Convertible Debentures                          --      1,792,150
Repayment of long-term debt                                                              (558,408)      (455,700)
Collection of subscriptions receivable                                                  1,013,400         35,000
                                                                                     ------------   ------------
Net cash provided by financing activities                                               6,986,182      4,646,255
                                                                                     ------------   ------------
Net (decrease) increase in cash and cash equivalents                                     (925,026)        15,858
Cash and cash equivalents at beginning of period                                        2,384,455        557,970
                                                                                     ------------   ------------
Cash and cash equivalents at end of period                                           $  1,459,429   $    573,828
                                                                                     ============   ============

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                           $    685,121   $    642,842
                                                                                     ============   ============
    Conversion of Convertible Preferred Stock to Common Stock                        $      7,434   $     10,266
                                                                                     ============   ============
    Conversion of Convertible Preferred Dividends to Common Stock                    $     13,370   $     15,970
                                                                                     ============   ============
    Conversion of Senior Notes and Convertible Debenture to Common Stock             $  2,148,630   $    252,858
                                                                                     ============   ============
    Beneficial conversion feature related to Senior Notes                            $  1,981,007   $  1,037,920
                                                                                     ============   ============
    Prepaid stock expenses through issuance of Common Stock                          $     56,250   $    884,475
                                                                                     ============   ============
    Issuance of Common Stock in connection with the Bayview acquisition              $  9,278,200   $         --
                                                                                     ============   ============
    Purchase of investment in Jubilee through issuance of Common Stock               $         --   $  2,850,000
                                                                                     ============   ============
    Subscriptions receivable                                                         $         --   $    177,000
                                                                                     ============   ============

See accompanying notes

                             USA Technologies, Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)


1. BUSINESS

      USA Technologies, Inc., a Pennsylvania corporation (the "Company"), was incorporated on January 16, 1992. The Company provides unattended cashless payment/control systems and associated network and services for the copy, fax, debit card, smart card, personal computer, laundry, and vending industries. The Company's devices make available credit and debit card and other payment methods in connection with the sale of a variety of products and services. The Company's customers are principally located in the United States and are comprised of hotels, chains, consumer package goods companies, information technology companies and vending operators.

      The Company offers the Business Express(R) and Business Express(R) Limited Service (LSS) principally to the hospitality industry. The Business Express(R) and Business Express(R) Limited Service (LSS) combines the Company's business applications for computers, copiers and facsimile machines into a business center unit. The Company has developed, commercialized and marketed its next generation of cashless control/payment systems (e-Port(TM)), which includes capabilities for interactive multimedia and e-commerce, acceptance of other forms of electronic payments and remote monitoring of host machine data and is being marketed and sold to operators, distributors and original equipment manufacturers (OEM) primarily in the vending industry.

      The Company has also developed, commercialized and is currently marketing its eSuds Laundry system, an end-to-end solution for the commercial laundry industry, and its Kiosk software, both of which utilize the Company's network for transaction processing, web-based reporting, web-based remote monitoring and management.

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

Operating results for the three and nine month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

      GOODWILL AND INTANGIBLE ASSETS

      Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. The Company tests goodwill for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment, if any. The Company uses a discounted cash flow analysis to complete the first step in this process. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date. During the nine months ended March 31, 2004, no events or circumstances arose indicating that impairment of goodwill may have occurred.

      Intangible assets include patents, trademarks and non-compete arrangements purchased in acquisitions. Amortization of these intangibles is computed using the straight-line method over their estimated useful lives of five and ten years. Amortization expense was $309,150 and $899,518 for the three and nine months ended March 31, 2004, respectively, and $73,000 and $219,000 for the three and nine months ended March 31, 2003, respectively.

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

      Software development costs were amortized over a useful life of two-years. Amortization expense, reflected in cost of sales, was $332,887 and $998,661 for the three and nine months ended March 31, 2004, respectively, and $291,276 and $873,828 for the three and nine months ended March 31, 2003, respectively.

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

      There were no stock options granted during the year ended June 30, 2003 or during the nine months ended March 31, 2004. All options granted through June 30, 2002 were vested as of that date. Therefore pro-forma net loss and pro-forma net loss per common share under SFAS 123 for the three months and nine months ended March 31, 2004 and 2003 would be the same as reported by the Company under APB 25.

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

3. ACQUISITIONS

      BAYVIEW TECHNOLOGY GROUP, LLC

      On July 11, 2003, the Company acquired substantially all of the assets of Bayview Technology Group, LLC (Bayview). Under the terms of the asset purchase agreement the Company issued to Bayview 20,000,000 shares of its restricted Common Stock and cash of $631,247 to settle an obligation of Bayview. The definitive agreement also provided for the Company to assume certain obligations under a royalty agreement expiring May 31, 2006. In connection with this transaction, the Company also agreed to issue 170,000 shares of its restricted Common Stock to a consultant who provided certain services to the Company in connection with this acquisition.

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

      The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Bayview have been included in the accompanying consolidated statements of operations since the date of acquisition. Results of operations of the Company for the nine months ended March 31, 2004 would not have been significantly different than reported had the acquisition taken place July 1, 2003 as the acquisition occurred on July 11, 2003. Pro-forma combined results for the nine months ended March 31, 2003 would have been as follows had the acquisition taken place July 1, 2002 - revenues of $6,306,838; net loss of $12,927,242; loss applicable to common shares of $13,720,828; loss per common share (basic and diluted) of $0.12.

      STITCH NETWORKS CORPORATION

      In connection with the acquisition of Stitch, in May 2002, the Company determined that it would vacate the office space previously occupied by Stitch. Accordingly, the Company accrued the remaining lease exit costs relating to this lease in the amount of approximately $354,000 as part of the cost of purchasing Stitch.

      In November  2003,  Stitch and the lessor of the office  space  reached an agreement that required Stitch to pay the lessor $55,000 as consideration to release Stitch from any further obligations under the lease. In addition, a security deposit of approximately $9,000 was retained by the lessor. Accordingly, the difference between estimated lease exit costs accrued and actual consideration paid, was recorded as a reduction of goodwill in the amount of $290,000 during the nine months ended March 31, 2004.

4. INVESTMENT IN JUBILEE INVESTMENT TRUST

      During the year ended June 30, 2003, the Company issued 15,000,000 shares of its Common Stock for an investment in 1,870,091 shares of Jubilee Investment Trust, PLC ("Jubilee"), a United Kingdom Investment Trust whose shares trade on the London Stock Exchange. The Company agreed not to sell the Jubilee shares for a period of 90 days from January 24, 2003 and to not sell more than 10% of the Jubilee shares during each month thereafter. Jubilee has agreed not to sell the Company's shares of Common Stock for a period of two years from the date of issuance unless agreed to by the Company. In September 2003, the Company sold 700,000 of its Jubilee shares for net proceeds of $395,249, and realized a gain of $31,361 from this sale. In March 2004, the Company sold 969,091 of the Jubilee shares for net proceeds of $1,075,891, and realized a gain of $572,119 from this sale. Sale proceeds of $762,130 were outstanding as of March 31, 2004 and are reflected as Other receivable in the accompanying financial statements. These proceeds were subsequently received in April 2004. An unrealized gain of $51,819 on the remaining shares held by the Company is reflected in shareholders' equity as Accumulated other comprehensive income at March 31, 2004.

5. FINANCING ACTIVITIES

      The Company issued five series of Senior Notes with an interest rate of 12%, which are convertible into shares of the Company's Common Stock. The notes were scheduled to mature on December 31, 2003, 2004, 2005, 2006 and 2007. In March 2003, holders of the Senior Notes scheduled to mature on December 31, 2003 and 2004, respectively, were granted the right to extend their maturity to December 31, 2006 and 2007, respectively, in exchange for reducing the conversion rates from $1.25 to $0.20 per share for the 2003 Senior Notes and from $0.40 to $0.20 per share for the 2004 Senior Notes. This offer expired on December 31, 2003. Through December 31, 2003, certain Senior Note holders agreed to exchange an aggregate of $2,303,953 of these notes for new notes maturing in 2006 and 2007. These exchanges included all but $10,000 of the Notes scheduled to mature on December 31, 2003. Notes scheduled to mature on December 31, 2004 are reflected as a current liability as of March 31, 2004.

      The exchange of the 2003 Senior Notes and 2004 Senior Notes for 2006 Senior Notes and 2007 Senior Notes was deemed a significant modification of the terms of the 2003 and 2004 Senior Notes and, accordingly, the 2003 and 2004 Senior Notes that were exchanged have been extinguished. The unamortized debt discount and other issuance costs of $318,915 remaining on the 2003 and 2004 Senior Notes exchanged and extinguished during the nine months ended March 31, 2004 have been expensed and have been reported in the consolidated statements of operations as a Loss on debt modification ($0 and $959,352 for the three months ended March 31, 2004 and March 31, 2003, respectively).

      Through December 31, 2003, when noteholders agreed to exchange their 2003 and 2004 Senior Notes for 2006 and 2007 Senior Notes, respectively, the Company's share price was often greater than the conversion price of the 2006 and 2007 Senior Notes. Therefore, the intrinsic value of this beneficial conversion feature of $1,981,007 is reflected as additional equity and debt discount and is being amortized to interest expense through the maturity dates of these Senior Notes.

      Debt discount and other issuance costs associated with the Senior Notes are being amortized to interest expense over the remaining life of the debt instruments. Upon conversion of Senior Notes into Common Stock, unamortized costs relating to the notes converted are also charged to interest expense. Total charges to interest expense for debt discount and other issuance costs were $451,679 and $2,642,123 for the three and nine months ended March 31, 2004, respectively, and $661,912 and $1,950,244 for the three and nine months ended March 31, 2003, respectively.

      As of March 31, 2004, outstanding debt for Senior Notes reflected in the consolidated balance sheet was $6,989,811. This is comprised of $10,398,187 face amount of notes less unamortized debt discount and other issuance costs of $3,408,376.

      Through December 31, 2003, the holders of the Senior Notes had the right to purchase shares of the Company's Common Stock at $0.20 per share using quarterly interest payments that were due in lieu of a cash payment for the interest. Additionally, for each share purchased, the note holder was entitled to receive a warrant to purchase one share of the Company's Common Stock at $0.20 per share exercisable at any time through June 30, 2004. For the nine months ended March 31, 2004, 1,062,034 common shares were issued (along with an identical number of warrants) for payment of interest due for the period of $212,388 to those note holders accepting the offer. The fair value of the warrants issued and the beneficial conversion feature related to the $0.20 per share rate used to convert the interest to Common Stock totaled $266,258 and has been recorded as additional interest expense for the period.

      During the nine months ended March 31, 2004, the Company issued shares of Common Stock in various transactions:

o 4,377,036 shares were issued at $0.10 per share under the 2003-A Private Placement Offering authorized during fiscal year 2003 which generated net proceeds of $432,754. The Company also issued 695,000 shares under this offering for services rendered by consultants amounting to $185,000.

o 550,000 shares were issued at $0.15 per share under the 2004-A Private Placement Offering, authorized in February 2004, which generated net proceeds of $82,500 through March 31, 2004. Subsequent to March 31, 2004, 34,450,000 shares have been subscribed for, resulting in net proceeds of $5,167,500, of which $3,460,000 has been received to date and $1,707,500 for which collection is expected in May 2004.

o 20,010,000 shares of Common Stock were issued to accredited investors at $0.25 per share in four private placement offerings, which generated proceeds of $5,002,500.

o 500,000 shares of Common Stock were issued to an accredited investor as settlement resulting from a non-registration event as defined under the subscription agreement dated November 4, 2002.


6. LONG-TERM DEBT

      Long-term debt consisted of the following:

                                                  March 31,    June 30,
                                                     2004         2003
                                                  ----------  ----------
      Bank facility                               $  377,653  $  828,466
      Working capital loans                           76,765     166,765
      Other, including capital lease obligations      42,462      60,057
                                                  ----------  ----------
                                                     496,880   1,055,288
      Less current portion                           479,070     830,674
                                                  ----------  ----------
                                                  $   17,810  $  224,614
                                                  ==========  ==========

      The bank facility (the Facility) was utilized to fund the purchase of vending machines placed at locations where Kodak film products are sold. Borrowings were made from time to time under the Facility, with repayment schedules set at the time of each borrowing, including equal monthly payments over 36 months and an interest rate based upon 495 basis points over the three year U.S. Treasury Notes. The Company granted the bank a security interest in the vending machines. Repayment of principal is also insured by a Surety Bond issued by a third-party insurer in exchange for an initial fee paid by the Company. Final maturity, scheduled to extend into the fiscal year ending June 30, 2005, is anticipated to occur during the year ending June 30, 2004 due to the termination of the vending placement agreement and the removal from service and sale of the vending machines used as collateral for the bank facility. See
Note 9 Termination of Kodak Vending Placement Agreement.

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

7. STOCK OPTIONS AND STOCK WARRANTS

      The Company has granted options to employees to purchase shares of Common Stock at prices that were at or above fair market value on the dates the options were granted. The option term and vesting schedule were established by the contract that granted the option. As of March 31, 2004, there were 2,134,232 options outstanding to purchase Common Stock at exercise prices ranging from $0.165 to $2.00 per share, all of which were fully vested, and 35,793,687 fully vested warrants to purchase Common Stock at exercise prices ranging from $0.070 to $1.25 per share.

      On April 21, 2004, the Company and La Jolla Cove Investors, Inc. reached an agreement regarding La Jolla's letter claiming damages for failure to register the shares underlying La Jolla's warrants. Per this agreement, the Company agreed to extend the expiration date of La Jolla's 13,510,000 remaining warrants until December 1, 2005, La Jolla released all claims against the Company, and La Jolla agreed to limit the sale of our shares during any calendar month to an amount not greater than seven percent of the prior month's share trading volume. On May 11, 2004, the Company agreed the reduce the exercise price of La Jolla's remaining warrants from $0.1008 to $0.0908. During May 2004, La Jolla exercised all of their remaining warrants at $0.0908 per share generating net proceeds of $1,215,900.

8. AMENDMENT TO EXECUTIVE EMPLOYMENT AGREEMENT AND COMPENSATION ARRANGEMENTS

      In July 2003 the Company and the Company's Chief Executive Officer (CEO) amended the terms of his employment agreement (expiring June 2005). Under the terms of the previous Executive Employment Agreement, the CEO would have been granted seven percent (non-dilutive) of all the then issued and outstanding shares of the Company's Common Stock in the event a "USA Transaction" (as defined) occurs, which among other events includes a change in control of the Company. The amended terms of the Executive Employment Agreement, eliminates the seven percent (non-dilutive) right to receive Common Stock upon a "USA

Transaction" and now grants the CEO an aggregate of 14,000,000 shares of Common Stock subject to adjustment for stock splits or combinations in the event a "USA Transaction" occurs. In exchange for the amendment of these terms, the Company issued an aggregate of 10,500,000 shares of its Common Stock to the CEO valued at $4,620,000 or $0.44 per share representing the quoted market price of the Company's Common Stock on the date the purchase agreement was entered into and the shares were granted as required by generally accepted accounting principles. The issuance of the shares to the CEO did not impact the Company's cash flow from operations. In connection with this amendment, the CEO also entered into a lock-up agreement pursuant to which he shall not sell 2,500,000 of these shares for a one-year period and 8,000,000 of these shares for a two-year period. The CEO will not be required to pay any additional consideration for these shares of Common Stock. At the time of a "USA Transaction", all of the 14,000,000 shares to be issued to the CEO in connection with this amendment are automatically deemed to be issued and outstanding, and will be entitled to be treated as any other issued and outstanding shares of Common Stock. These shares will be irrevocable and fully vested, and have no expiration date and will not be affected by the termination of the CEO with the Company for any reason whatsoever.

9. TERMINATION OF KODAK VENDING PLACEMENT AGREEMENT

      The Company's wholly owned subsidiary, Stitch, had entered into a vending placement agreement whereby Stitch agreed to purchase film and cameras directly from Eastman Kodak Company and vending machines from a supplier. Stitch placed the vending machines at numerous locations throughout the United States under agreements negotiated with the location owners and derived revenues amounting to $124,000 and $471,000 for three and nine months ended March 31, 2004, respectively.

      As previously reported, Stitch alleged that the supplier and another party to the vending agreement breached the vending agreement and the supplier and another party to the vending agreement alleged that Stitch had breached the vending agreement. Effective December 31, 2003, the parties finalized a settlement of this matter which resulted in the termination of the vending agreement as of December 31, 2003. Under the settlement agreement, the Company received a payment from Kodak of approximately $675,000. The Company will also receive payments of $300 per vending machine from the supplier of the vending machines, as the machines are pulled from service at the supplier's sole cost and expense. Upon receipt of the $300 per machine, title to the vending machine will transfer from Stitch to the supplier. Through March 31, 2004 the Company has received approximately $35,000 for these machines. The settlement agreement provides that all machines are to be pulled from service no later than mid calendar year 2004. The agreement also provides for the supplier to cancel a $124,000 obligation of Stitch for the purchase of vending machines.

      The vending machines were used as collateral to secure the bank facility used to purchase the machines under which $377,653 was outstanding as of March 31, 2004. The Company will repay this debt as the vending machines are returned to the supplier.

      This termination agreement resulted in a gain of $509,244 during the nine months ended March 31, 2004 and such amount is reflected as Other income in the Consolidated Statements of Operations. This gain is comprised of the payment from Kodak of approximately $675,000 plus the cancellation of Stitch's obligation to the supplier of the vending machines of approximately $124,000 reduced by a write down of the carrying value of vending machines of approximately $290,000 to reflect the vending machines at their realizable value of $300 per machine. The vending machines are reported as assets held for sale in the Consolidated Balance Sheet, as it was determined that the plan of sale criteria in FAS 144 was met in the termination agreement, at which time depreciation of these assets ceased. To the extent any costs are incurred by Stitch to fulfill its obligations under the settlement agreement, these costs will be recorded as incurred, as any additional costs cannot be reasonably estimated at this time.


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

      Software development costs are being amortized over a useful life of two years ending in April 2004. Amortization expense, reflected in cost of sales, was $333,000 and $999,000 for the three and nine months ended March 31, 2004, respectively, and $291,000 and $874,000 for the three and nine months ended March 31, 2003, respectively.

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

      Intangible assets include patents, trademarks and non-compete arrangements purchased in acquisitions. Amortization of these intangibles is computed using the straight-line method over their estimated useful lives of five and ten years. Amortization expense was $309,000 and $900,000 for the three and nine months ended March 31, 2004, respectively, and $73,000 and $219,000 for the three and nine months ended March 31, 2003, respectively.


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

RESULTS OF OPERATIONS

For the three months ended March 31, 2004 versus the three months ended March 31, 2003

      The three months ended March 31, 2004 resulted in a net operating loss of $3,383,570 (approximately $700,000 non-cash) compared to a net loss of $5,337,683 (approximately $3,300,000 non-cash) for the comparable quarter in the prior fiscal year.

      Revenues for the three months ended March 31, 2004 increased to $1,352,689 from $724,238 during the same period in the prior fiscal year, an increase of $628,451 or 87%. This increase was primarily attributed to sales of the Company's energy conservation equipment for the three months ended March 31, 2004, as such revenues did not exist in the corresponding quarter of the prior fiscal year since the acquisition of Bayview occurred in July 2003. The increase in revenues is also partially attributable to an increase in the Company's cashless technology and services. Revenues are discussed in more detail as follows:

      Equipment sales: Revenues from equipment sales increased to $1,026,523 from $307,598 in the corresponding quarter of the prior fiscal year, an increase of $718,925 or 234%. This increase is mainly due to sales of the Company's energy conservation equipment of approximately $644,000 for the three months ended March 31, 2004, as such revenues did not exist in the corresponding quarter of the prior year, since the acquisition of Bayview occurred in July 2003. In addition, sales of the Company's cashless technology, which includes e-Port, e-Suds and Kiosk systems, increased to $211,000, approximately $122,000 or 137% over the corresponding period of the prior fiscal year. The increases in sales were offset by a decrease in Business Center equipment sales of approximately $40,000.

      Product sales and other: Revenues from product sales and other decreased to $10,924 from $78,823 directly due to a decrease in camera and film sales from Company owned vending machines as a result of the wind down of the Kodak Vending Placement Agreement.

      License and transaction fees: Revenues from license and transaction fees decreased $22,575 or 7% from $337,817 to $315,242 for the three months ended March 31, 2003 and 2004, respectively. This decrease was due to a decrease in fees earned from the Kodak Vending Placement Agreement of approximately $33,000 as a result of the wind down of the contract, offset by an increase in fees of approximately $11,000 as a result of an increase in the number of devices connected to the Company's network.

      Cost of sales consisted of equipment, product and labor costs of approximately $534,000 and $272,000 for the three months ended March 31, 2004 and 2003, respectively, an increase of $262,000; software development amortization of approximately $333,000 and $291,000 for the three months ended March 31, 2004 and 2003, respectively, an increase of $42,000; and network and transaction related costs of $204,000 and $154,000 for the three months ended March 31, 2004 and 2003, respectively, an increase of $50,000. The increase of approximately $353,169 or 49% in total cost sales from $717,773 to $1,070,942 for the three months ended March 31, 2003 and 2004, respectively, was principally attributable to the increase in energy conservation equipment sales.

      Gross profit for the three months ended March 31, 2004 was $281,747, compared to gross profit of $6,465 in the same period in the prior fiscal year. The increase of $275,282 was due to increases in hardware sales, particularly the addition of our higher margin, energy conservation equipment sales that were not present in the same period in the prior fiscal year.

      Total operating expenses of $3,446,632, for the three months ended March 31, 2004 decreased $775,089 or 18% from $4,221,721 for the same period ended March 31, 2003. The components of operating expenses (General and administrative, Compensation, Depreciation and amortization and Loss on debt modification) and the causes of this significant decrease are explained further below:

      General and administrative expenses decreased from $1,940,270 for the three months ended March 31, 2003 to $1,814,437 for the three months ended March 31, 2004, a decrease of $125,833 or 6%. This decrease is due to decreases of $636,000 related to professional fees, primarily related to business consulting and public relations. This decrease was offset by increases in overall general and administrative expenses of approximately $269,000 related to the acquired energy conservation operation, as such expenses did not exist in the comparable period last fiscal year, as well as $114,000 of expenses related to the recruitment of executive personnel, $91,000 of additional bad debt reserve and an increase in utility expenses of $42,000.

      Compensation expense increased to $1,220,990 for the three months ended March 31, 2004, a $138,254 or 13% increase over the comparable period last fiscal year. This increase is due to approximately $249,000 of additional compensation, including employee benefits and sales commissions, related to the energy conservation operations acquired in July 2003 as such expenses did not exist in the comparable period last fiscal year and an increase of $43,000 due to overall higher compensation levels and cost of employee benefits. These increases were offset by a decrease in bonuses and sales commissions of $153,000.

      Depreciation and amortization expense for the three months ended March 31, 2004 was $411,205, compared to $239,363 for the same period in the prior fiscal year, a $171,842 or 72% increase. This increase was attributable to amortization expense of intangible assets of $236,000 and depreciation expense of property and equipment of $31,000 acquired from Bayview in July 2003, offset by decreases in depreciation of existing assets that have reached the end of their estimated useful life.

      During March 2004, the Company sold 969,091 shares of its Jubilee investment for net proceeds of $1,075,891, of which $762,130 was received subsequent to March 31, 2004 and is reflected as an other receivable as of that date, and realized a gain of $572,119 from the sale of these shares (see Note
4).

      Total interest expense decreased from $1,127,146 to $794,387 for the three months ended March 31, 2003 and 2004, respectively, a decrease of $332,759 or 30%. This decrease was primarily due to lower principal balances on the Company's 12% Senior Notes as the result of conversions of the Senior Notes into shares of the Company's Common Stock by Senior Note Holders. Upon the time of conversion, the note holder is issued shares equivalent to the conversion rate on the Senior Note, any unamortized debt discount on the note is accelerated and charged to interest expense and future interest on the converted note ceases to accrue. In addition, during the quarter ended March 31, 2004, the Company did not offer Note holders the option to receive Common Stock and Common Stock Warrants in lieu of cash for interest earned on the notes, as it did in the corresponding quarter of the prior fiscal year. Warrants issued in connection with this offer are valued and charged as additional non-cash interest. Therefore, due to lower unamortized discount balances and the absence of a warrant issuance, non-cash interest expense and debt discount amortization of $450,708 for the three months ended March 31, 2004 decreased $329,811 from $780,519 for the comparable period last fiscal year.

For the nine months ended March 31, 2004 versus the nine months ended March 31, 2003

      The nine months ended March 31, 2004 resulted in a net operating loss of $16,424,278 (approximately $9,500,000 non-cash) compared to a net loss of $12,542,898 (approximately $3,100,000 million non-cash) for the comparable period in the prior fiscal year.

      Revenues for the nine months ended March 31, 2004 increased to $4,947,882 from $2,233,330 during the same period in the prior fiscal year, an increase of $2,714,552 or 122%. This increase was primarily attributed to sales of the Company's energy conservation equipment for the nine months ended March 31, 2004, as such revenues did not exist in the corresponding period of the prior fiscal year since the acquisition of Bayview occurred in July 2003, as well as increases in equipment sales of our cashless technologies and services. Revenues are discussed in more detail as follows:

      Equipment sales: Revenues from equipment sales increased to $3,741,359 from $880,545 in the corresponding period of the prior fiscal year, an increase of $2,860,814 or 325%. This increase is mainly due to sales of the Company's energy conservation equipment of approximately $2,751,000 for the nine months ended March 31, 2004 as such revenues did not exist in the corresponding quarter of the prior year, since the acquisition of Bayview occurred in July 2003. In addition, sales of the Company's cashless technology, which includes e-Port, e-Suds and Kiosk systems, increased to $521,000, approximately $225,000 or 76% over the corresponding period of the prior fiscal year. The increases in sales were offset by a decrease in Business Center equipment sales of approximately $84,000.

      Product sales and other: Revenues from product sales and other decreased to $304,476 from $357,703, a decrease of $53,227 or 15% over the same period of the prior fiscal year. This decrease was due to a decrease in camera and film sales from Company owned vending machines of approximately $254,000 as a result of the wind down of the Kodak Vending Placement Agreement, offset by $200,000 of revenue recorded in the quarter ended December 31, 2003 relating to the Strategic Alliance Agreement executed in October 2003 between the Company and Conopco, Inc dba Unilever Home & Personal Care North America.

      License and transaction fees: Revenues from license and transaction fees decreased $93,035 or 9% from $995,082 to $902,047 for the nine months ended March 31, 2003 and 2004, respectively. This decrease was due to a decrease in fees earned from the Kodak Vending Placement Agreement of approximately $128,000 as a result of the wind down of the contract, offset by an increase in fees of approximately $35,000 as a result of an increase in the number of devices connected to the Company's network.

      Cost of sales consisted of equipment, product and labor costs of approximately $1,750,000 and $723,000 for the nine months ended March 31, 2004 and 2003, respectively, an increase of $1,027,000; software development amortization of approximately $999,000 and $874,000 for the nine months ended March 31, 2004 and 2003, respectively, an increase of $125,000; and network and transaction related costs of $488,000 and $461,000 for the nine months ended March 31, 2004 and 2003, respectively, a increase of $27,000. The increase of $1,179,351 or 57% in total cost sales from $2,057,173 to $3,236,524 for the nine months ended March 31, 2003 and 2004, respectively, was principally attributable to the increase in equipment sales.

      Gross profit for the nine months ended March 31, 2004 was $1,711,358, compared to gross profit of $176,157 in the same period in the prior fiscal year. The increase of $1,535,201 was due to increases in hardware sales, particularly the addition of our higher margin, energy conservation equipment sales that were not present in the same period in the prior fiscal year.

      Total operating expenses for the nine months ended March 31, 2004 was $15,306,671, (non-cash $7,200,000) an increase of $5,895,104 or 63% over the same period from the prior fiscal year. The components of operating expenses (General and administrative, Compensation, Depreciation and amortization and Loss on debt modification) and the causes of this significant increase in each category are explained further below:

      General and administrative expenses increased from $4,951,021 for the nine months ended March 31, 2003 to $5,096,447 for the nine months ended March 31, 2004, an increase of $145,426 or 3%. This increase is due to increases in overall general and administrative expenses of approximately $1,001,000 related to the acquired energy conservation operation, as such expenses did not exist in the comparable period last fiscal year. This increase was offset by decreases of $873,000 of professional fees, primarily related to business consulting, promotion and public relations.

      Compensation expense increased to $8,664,200 (non-cash $4,700,000) for the nine months ended March 31, 2004, a $5,897,032 or 213% increase over the comparable period last fiscal year. This increase is primarily due to the issuance of 10,500,000 shares of Common Stock to the Company's Chief Executive Officer in connection with the amendment of his employment agreement. This was a one-time, non-cash payment valued at $4,620,000 representing 80% of the total increase. Other components of this increase were due to approximately $554,000 increase in bonus expenses, primarily to the Company's executive officers and approximately $662,000 of additional compensation, including employee benefits and sales commissions, related to the acquired energy conservation operations in July 2003, as such expenses did not exist in the comparable period last fiscal year.

      Depreciation and amortization expense for the nine months ended March 31, 2004 was $1,227,109, compared to $734,026 for the same period in the prior fiscal year, a $493,083 or 67% increase. This increase was attributable to amortization expense of intangible assets of $681,000 and depreciation expense of property and equipment of $90,000 acquired from Bayview in July 2003, offset by decreases in depreciation of existing assets that have reached the end of their estimated useful life.

      The Company incurred charges during the nine months ended March 31, 2004 and 2003 relating to the modification of debt terms for certain of the Senior Notes in the amount of $318,915 and $959,352, respectively. This charge is for the write-off of the unamortized debt discount remaining for Senior Notes scheduled to mature in December 2003 and December 2004 whose conversion and maturity terms were modified. The Company offered these note modifications to the Note holders, and recognized the related non-cash charge to operations in order to manage short-term cash flows.

      During the nine months ended March 31, 2004, a gain of $509,244 was recorded relating to the termination the Kodak Vending Placement Agreement. This gain is comprised of the payment from Kodak of approximately $675,000 plus the cancellation of Stitch's obligation to the supplier of the vending machines of approximately $124,000 less a write down of the carrying value of vending machines of approximately $290,000 to their realizable value of $300 per vending machine. To the extent any costs are incurred by Stitch to fulfill its obligations under the settlement agreement, these costs will be recorded as incurred, as any additional costs cannot be reasonably estimated at this time.

      During the nine months ended March 31, 2004, the Company sold 1,669,091 shares of its Jubilee investment for net proceeds of $1,471,142, resulting in a gain of $603,480. Proceeds of $762,130 were received subsequent to March 31, 2004 and are reflected as an other receivable as of that date (see Note 4).

      Total interest expense increased from $3,319,444 to $3,971,688 for the nine months ended March 31, 2003 and 2004, respectively, an increase of $652,244 or 20%. This increase was primarily attributable to charges incurred due to the acceleration of unamortized debt discount and other issuance costs on the 12% Senior Notes that were converted into Common Stock during the nine month period ending March 31, 2004.

PLAN OF OPERATIONS

      Vending

      In February 2004, the Company and Motient Corporation, owner and operator of a two-way wireless data network, together launched a marketing program to bring vending machines online using the Company's e-Port cashless payment system and Motient's wireless data network. In December 2003, the Motient wireless network became available to the current generation of e-Port, on-line, vending technology. This connectivity capability has enabled customers to substantially ramp up the adoption of solutions such as cashless vending and data delivery. The targeted goal for the marketing program is to bring 10,000 units online by December 31, 2004. As of March 31, 2004, there were 260 units on the Company's network and Motient wireless network as result of this initiative.

      Coinciding with the Motient initiative, described above, was the identifying and pursuit of target markets where customers can be assured of early success from the adoption of cashless technology. As a result of this initiative, sales in the quarter ended March 31, 2004 increased over the previous two quarters of the 2004 fiscal year, the largest ever increase in e-Port sales, with shipments to 19 different bottlers and vending operators, of which 11 were new accounts. Most notable were sales to an operator for the new Pop Century Hotel at Disney in Orlando, Florida and to a vending operator in Southern California, to address a growing problem of vandalism in their hotel locations e-Port cashless payment solution enabled this operator to replace coins and bills completely, thus removing cash reserves in the machines.

      Three other initiatives are targeted for the fourth quarter of fiscal year 2004. First, the availability of new combo readers (combined bill validator and card reader in a single device) brings many joint selling opportunities with MEI and Coinco, manufacturers of these devices. Second, the Company is pursuing a campaign titled "Coca-Cola experience with cashless" aimed at acquiring as customers, Coke bottlers throughout the U.S., based upon experiences with current Coca-Cola customers. Lastly, the Company has appointed John Roughneen, a successful vending executive, as VP of Strategic Business Development. Mr. Roughneen is well known within the vending industry, and his reputation and prior successes within the vending industry is already having a positive impact on our business.

      Energy Management

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

      In April 2004,  the Company  launched  "Project  Get Green",  an incentive program developed and sponsored by the National Automatic Merchandiser Association (NAMA) and the Company. This program is aimed at helping the vending industry meet new ENERGY STAR(R) standards for energy consumption that were announced in April 2004 by the Environmental Protection Agency (EPA). The EPA's new standards represent a significant opportunity for the Company, as our technology will render a non-conforming vending machine ENERGY STAR(R) equivalent or compliant. The Company estimates that 4.6 million machines in the U.S. market are candidates for our energy management technology. The joint NAMA and Company initiative includes a 20 percent marketing allowance on the Company's energy management solutions through June 30, 2004 and the Company anticipates increased sales as a result of vending operators taking proactive actions to become compliant with the new EPA standards.

      In February 2004, in an effort to continue to strengthen its network of government and utility entities offering rebates for the Company's energy products, Eugene Water & Electric Board, a publicly owned electric utilities company located in the State of Oregon, agreed to offer a $120 rebate per installation of the VendingMiser. To date the Company has Twenty-Two (22) power utility or government agencies currently offering rebates to customers who install the Company's energy products.

      In January 2004, the Company entered into an alliance with the EnergySmart Grocer, an energy consultant to independent grocers, to bring an energy conservation program, utilizing the Company's CoolerMiser and VendingMiser solutions, to thousands of independent grocery stores in the state of California. The program includes a rebate of $90 for every CoolerMiser and VendingMiser installed. To date, 390 units or $54,000 has been sold under this program.

      The Company has also targeted local, state and federal government agencies as customers for this product line. In order to increase the Company's reach in this regard, the Company embarked on a campaign for General Services Administration (GSA) approval, which would make these products available to all government agencies. The Company is anticipating GSA approval in the near term.

      Laundry

      In April 2004, the Company and Caldwell and Gregory entered into a five-year agreement, whereby the Company has granted Caldwell and Gregory rights, subject to total minimum purchase requirements of 10,500 units by September 2008, to exclusively provide e-Suds to colleges and universities in Pennsylvania, Delaware, Maryland, Virginia, West Virginia, Tennessee and the District of Columbia.

      In March 2004, the Company installed its eSuds Internet connected laundry system at Carnegie Mellon University, in Pittsburgh, Pennsylvania, on a limited number of machines for a pilot phase working through Caldwell and Gregory, a laundry service operator in the university and college laundry marketplace. After only two weeks into the pilot phase, due to favorable student response, Caldwell and Gregory and Carnegie Mellon University agreed to transition from the pilot to full implementation for the fall semester 2004, giving the universities 4,000 campus residents the ability to use the eSuds laundry services.

      In October 2003, the Company signed a strategic alliance agreement with Conopco, Inc. dba Unilever Home & Personal Care North America to be the exclusive provider of laundry detergent for the e-Suds program to be used in colleges and universities located in the United States. Under the terms of the agreement, the Company agrees to be a reseller of Unilever Products that are dispensed through the USA e-Suds System and the Company will also receive fees from Unilever based on the number of injections of Unilever Products through the USA e-Suds System.

      American Sales Inc. (ASI) has signed a five-year agreement to purchase units of Stitch's eSuds laundry solution for their university locations in the Midwest. In October 2003, the Company installed a system at ASI's facilities for testing, which completed final testing in May 2004. The Company anticipates unit sales to begin the fourth quarter of fiscal year 2004, with two universities scheduled for installation in June 2004 and a third by August 2004.

      ZiLOG Strategic Alliance

      In October 2002, the Company signed a five-year Strategic Alliance with ZiLOG Corporation, a semiconductor company, which is a supplier of microprocessors to the retail point of sale and other industries. One of the purposes of this alliance was to combine the Company's proprietary e-Port software with ZiLOG's eZ80 line of microprocessors, such that the Company might be able to improve price/performance of its product line, and allow ZiLOG to market an e-Port enabled, network ready, eZ80 microprocessor. Since the signing of this agreement, the Company has developed, commercialized and implemented, for purchase by its customers, products and services utilizing the work-product of this alliance. For example, in its e-Suds product line, the Company has contracted with Caldwell and Gregory, and American Sales Inc. for up to 19,000 e-Suds `connections'. Additionally, the Company has developed, and is beginning to test, its new G-5 e-Port for the vending market.

      The Company has also worked with ZiLOG to create an e-Port enabled eZ80 ZiLOG processor, which is intended to allow ZiLOG customers to engineer and manufacture their products with the capability to attach to a network, and in some cases, the Company's network. The e-Port enabled eZ80 ZiLOG processor has been shown at various trade events, and has been demonstrated to a limited number of potential customers.

      The Company expects to see an increase in sales of its products due to improved price/performance - such as in e-Suds and the new G-5 e-Port for vending. Additionally, the Company intends to license software embedded in the e-Port enabled ZiLOG eZ80, as well as, possibly providing network services for ZiLOG customers who engineer and manufacture the e-Port enabled eZ80 processor into the products they bring to market.

      Kodak Vending

      In December 2003, the parties to the Kodak Vending Placement Agreement agreed to terms of an early termination of the contract effective December 31, 2003. The settlement resulted in the termination of the vending agreement pursuant to which the Company received a payment from Kodak of approximately $675,000 and payments equal to $300 per vending machine from the supplier of the vending machines as the machines are pulled from service at the supplier's sole cost and expense. Upon receipt of the $300 per vending machine, title to the vending machine will transfer to the supplier. The settlement agreement provides that all machines are to be pulled from service no later than mid calendar year 2004. In addition, the supplier agreed to cancel an obligation for the purchase of vending machines in the approximate amount of $124,000.

      The vending machines were used as collateral to secure a bank facility used to purchase the machines under which $377,653 was outstanding as of March 31, 2004. Final payment of the debt will occur no later than the time title of the machines is transferred to the supplier.

      Revenues of the Company will be reduced as a result of the vending contract termination. However, because the Kodak program is and has been operating at a loss, the termination of the program would eliminate these ongoing losses. Revenues related to the Kodak program through the fiscal year ended June 30, 2003 were approximately $1,092,000 and approximately $124,000 and $471,000 for the three and nine months ended March 31, 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      For the nine months ended March 31, 2004, net cash of $7,653,857 was used by operating activities, primarily due to the net loss of $16,424,278 offset by non-cash charges aggregating approximately $9,500,000 for transactions involving issuing Common Stock for services and in connection with the amendment to the CEO's employment agreement, depreciation and amortization of assets, amortization of debt discount, loss on debt modifications relating to the Senior Notes and interest expense relating to the Senior Notes paid through the issuance of Common Stock and Common Stock Warrants, offset by a gain on the sale of investment and gain on the termination of a contract. In addition, the Company's net operating assets increased by $778,969 (primarily inventory and accounts receivable), a substantial portion of which relates to the addition of the energy conservation equipment line from the Bayview acquisition.

      For the nine months ended March 31, 2004, net cash used in investing activities was $257,351, comprised of the cash component of the investment in Bayview, purchases of property and equipment and the proceeds received from the sale of a portion of the investment in the Jubilee Trust.

      Proceeds from financing activities for the nine months ended March 31, 2004 provided $6,986,182 of funds, which was necessary to support cash used in operating and investing activities. Proceeds of $7,544,590 were realized from several private placement offerings of Common Stock, the exercise of Common Stock Warrants and collection of Common Stock subscriptions receivable. Payments of long-term debt and capital leases totaled $558,408.

      Long-term debt obligations of the Company as of March 31, 2004 were as follows:

            Bank facility                               $377,653
            Working capital loans                         76,765
            Other, including capital lease obligations    42,462
                                                        --------
                                                         496,880
            Less current portion                         479,070
                                                        --------
                                                        $ 17,810
                                                        ========

      The bank facility (the Facility) was utilized to fund the purchase of vending machines placed at locations where Kodak film products are sold. Borrowings were made from time to time under the Facility, with repayment schedules set at the time of each borrowing, including equal monthly payments over 36 months and an interest rate based upon 495 basis points over the three year U.S. Treasury Notes. The Company granted the bank a security interest in the vending machines. Repayment of principal is also insured by a Surety Bond issued by a third-party insurer in exchange for an initial fee paid by the Company. Final maturity, scheduled to extend into the fiscal year ending June 30, 2005, is anticipated to occur during the year ending June 30, 2004 due to the termination of the vending placement agreement and the removal from service and sale of the vending machines used as collateral for the bank facility. As described above, the debt, with a balance outstanding at March 31, 2004 of $377,653, will be repaid no later than the time Stitch returns the vending machines to the supplier.

      In connection with the Stitch acquisition, the Company assumed long-term debt which included a working capital loan. This loan is secured by certain assets of Stitch and bears interest at 6.75% per annum. On November 6, 2003, the Company reached an agreement with the bank to make monthly installments that will repay the remaining balance on the working capital loan by October 2004.

      The Company has incurred losses since inception. For the nine months ended March 31, 2004, the net loss was $16,424,278 of which approximately $9,500,000 related to non-cash charges. Cumulative losses through March 31, 2004 amounted to approximately $95,000,000. The Company has continued to raise capital through equity and debt offerings to fund operations.

      The impact of the Bayview acquisition on cash flow for the nine months ended March 31, 2004 was a net cash outflow of approximately $1,000,000 - $300,000 of cash used in operations and $728,000 invested in assets and liabilities connected with the purchase. The structure of the acquisition of the energy conservation equipment line from Bayview did not include acquiring the working capital required to support the business. The nine months' operating cash flows reflected an investment for this working capital.

      During the year ended June 30, 2003, cash used in operating activities was approximately $750,000 per month. For the nine months ended March 31, 2004 cash used in operating activities was approximately $850,000 per month. Operating cash flows during the nine months ended March 31, 2004 were impacted by working capital increases that were disproportionate to the increase in revenues, as well as the investment made in working capital to support the energy management equipment line acquired from Bayview. The nine-month period also absorbed cash bonuses of approximately $600,000, primarily to the Company's executive officers. The Company believes it can improve its management of working capital, primarily related to accounts receivables, and reduce cash used in operating activities to approximately $700,000 per month, which is comparable to cash used in operating activities during the three months ended March 31, 2004. The foregoing estimated monthly cash requirement assumes no significant increase in revenues. Using that as a basis for estimating cash requirements for the next twelve months, along with requirements for capital expenditures and repayment of long-term debt, the Company's cash needs would approximate $9,200,000 through March 31, 2005.

      As of March 31, 2004, the Company had approximately $1,500,000 of cash and cash equivalents, primarily as a result of proceeds from several private placements of Common Stock during fiscal 2004. In September 2003 and March 2004, the Company sold a total of approximately 1,700,000 shares of its investment in the Jubilee Trust generating net proceeds of approximately $1,500,000, of which approximately $800,000 was received in April 2004.

      In February 2004, the Company initiated a private placement offering (the "2004-A" offering) involving an aggregate sale of up to 35,000,000 shares of Common Stock at $0.15 per share. Through March 31, 2004, 550,000 shares were sold, resulting in proceeds of $82,500 in connection with this offering. As of May 17, 2004, an aggregate of 35,000,000 shares have been subscribed for, resulting in proceeds of $5,250,000, of which $3,542,500 has been received as of this date and $1,707,500 of which the Company believes will be collected in May, 2004.

      During April and May 2004, La Jolla exercised a total of 14,000,000 warrants for an aggregate of approximately $1,265,000. As of March 31, 2004, there were 35,793,687 fully vested warrants to purchase Common Stock at exercise prices ranging from $0.070 to $1.25 per share, of which 30,464,194 warrants are "in the money", with exercise prices below $0.11 per share. The potential exercise of these "in the money" warrants could provide $2,576,000 of additional proceeds to the Company. Subsequent to March 31,2004 17,608,402 warrants were excercised providing proceeds of $1,433,000.

      Using current revenue of approximately $1,500,000 per quarter and current operating levels and considering cash on hand of $1,500,000 as of March 31, 2004, proceeds of $800,000 received in April 2004 from the sale of Jubilee shares in March 2004, proceeds of $1,433,000 from the excercise of "in the money" warrants subsequent to March 31,2004 and the expected proceeds of approximately $5,000,000 from the 2004-A Private Placement Offering anticipated to be received by May 2004, there will be sufficient capital available to fund the Company's cash requirements through the end of the current fiscal year ending June 30, 2004. However, if cash needs of $9,200,000 materialize over the next twelve months on the basis described above, cash of approximately $500,000 will be required in addition to the sources enumerated above. A substantial portion of this capital could likely come from increased revenues, the exercise of warrants, as well as from further sales of the Company's securities. Given the Company's current product offerings and the markets it is addressing, the Company believes the capital markets should be available to raise additional capital sufficient to fund its operating needs. If revenues increase over the next twelve months from those realized by the Company in the past, cash generated from such improved operations would help satisfy the Company's cash requirements.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

      The principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of March 31, 2004. Based on this evaluation, they conclude that the disclosure controls and procedures effectively ensure that the information required to be disclosed in the Company's filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.


(b) Changes in internal controls.

      There have been no changes during the quarter ended March 31, 2004 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

      In February 2004, the Company initiated a private placement offering (the "2004-A" offering), consisting of up to 35,000,000 shares of restricted Common Stock at $0.15 per share to accredited investors. The securities will be offered and sold pursuant to the exemption from registration set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. The Company has agreed at its cost and expense to use its best efforts to register the Common Stock for resale by the holder under the Act. Through March 31, 2004, the Company issued 550,000 shares to two (2) accredited investors and $82,500 of proceeds has been received.

      In January 2004, the Company issued 150,000 shares to CEOCast Inc., a consultant for investor relation services to be rendered. The issuance is exempt from the registration requirements of the Securities Act of 1933 pursuant to
Section 4(2). The Company has agreed to prepare and file at its expense a registration statement covering the resale of the shares of Common Stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The Annual  Meeting of  Shareholders  was held on January  16,  2004.
(b)   Election of Directors

      Each of the following individuals was elected as a director at the Annual Meeting. The number of votes cast with respect to the election of directors was as follows:

                                        For         Withhold
                                        ---         --------
      George R. Jensen, Jr          192,641,987    5,577,738
      Stephen P. Herbert            191,717,390    6,502,335
      William W. Sellers            191,761,317    6,458,408
      William L. Van Alen, Jr       191,971,617    6,248,108
      Steven Katz                   193,743,872    4,475,853
      Douglas M. Lurio              192,560,752    5,658,973

(c) In addition to the election of directors, the following other matters were also voted on and approved at the Annual Meeting:

      Ratification of the appointment of Ernst & Young LLP as independent public accountants for the Company for its 2004 fiscal year:

                    Affirmative Votes    196,455,944
                    Negative Votes         1,047,715
                    Abstaining Votes         716,066

      Approval of the increase to the number of authorized shares of Common Stock from 400,000,000 to 475,000,000:

                    Affirmative Votes    177,477,247
                    Negative Votes        18,643,461
                    Abstaining Votes       2,099,017


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            4.1 Addendum to Warrant to Purchase Common Stock dated April 21, 2004, between the Company and La Jolla Cove Investors, Inc.

            4.2 Addendum to Warrant to Purchase Common Stock dated May 11, 2004, between the Company and La Jolla Cove Investors, Inc.

            4.3 Form of Subscription Agreement for 2004-A Offering.

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

            32 Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K.

            On January 7, 2004, the Company filed a report on Form 8-K to report information under Item 12 thereof relating to revenues for the month of December 2003 and the quarter ended December 31, 2003.

            On January 22, 2004, the Company filed a report on Form 8-K to report information under Item 5 thereof relating a Strategic Alliance Agreement between the Company and Conopco, Inc dba Unilever Home & Personal Care North America. The report also contained information under Item 9 relating to the speech made by George R. Jensen, Jr., Chairman and Chief Executive Officer, at the Company's annual meeting of shareholders.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        USA TECHNOLOGIES, INC.

Date:  May 17, 2004           /s/ George R. Jensen, Jr.
                              --------------------------------------------------
                              George R. Jensen, Jr., Chairman,
                              Chief Executive Officer

Date:  May 17, 2004           /s/ David M. DeMedio
                              --------------------------------------------------
                              David M. DeMedio, Chief Financial Officer