Form 10KSB
period 2004-06-30
USA TECHNOLOGIES INC
filed 2004-09-28
CIK 896429

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2004

                       COMMISSION FILE NUMBER: __________

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                             USA TECHNOLOGIES, INC.
                      (Exact name of small business issuer)

          PENNSYLVANIA                             23-2679963
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

                100 DEERFIELD LANE, SUITE 140, MALVERN, PA. 19355
               (Address of principal executive offices)(Zip Code)

                                 (610)-989-0340
                           (Issuer's telephone number)

                                      NONE
         (Securities registered under Section 12(b) of the Exchange Act)

                           COMMON STOCK, NO PAR VALUE
      (Securities registered pursuant to Section 12(g) of the Exchange Act)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to for such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Check if disclosure of delinquent filers pursuant to Item 405, of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. |_|

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT YES |_| NO |X|

Registrant's total revenues for its most recent fiscal year..........$5,632,815

The Company's voting securities are traded on the Over the Counter (OTC) Electronic Bulletin Board. The aggregate market value of the voting common equity securities held by non-affiliates of the Registrant was on $45,854,655 August 31, 2004 based upon the closing price of the Registrant's Common Stock on that date.

As of August 31, 2004, there were 352,728,112 outstanding shares of Common Stock, no par value.

                                TABLE OF CONTENTS

PART I                                                                    PAGE

Item  1.    Description of Business.                                        3

      2.    Description of Property.                                       16

      3.    Legal Proceedings.                                             17

      4.    Submission of Matters to a Vote of Security Holders.           17

PART II

Item  5.    Market for Common Equity and Related Stockholder Matters.      17

      6.    Management's Discussion and Analysis or Plan of Operation.     20

      7.    Financial Statements.                                          30

      8.    Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure.                      31

      8A.   Controls and Procedures.                                       31

PART III

Item  9.    Directors, Executive Officers, Promoters and Control Persons;
                 Compliance With Section 16(a) of the Exchange Act.        31

      10.   Executive Compensation.                                        35

      11.   Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters.               40

      12.   Certain Relationships and Related Transactions.                43

      13.   Exhibits and Reports on Form 8-K.                              44

      14.   Principal Accountant Fees and Services.                        50

                             USA TECHNOLOGIES, INC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

USA Technologies, Inc. ("USAT" or the "Company") was incorporated in the Commonwealth of Pennsylvania in January 1992. The Company offers a suite of networked devices and associated wireless non-cash payment, control/access management, remote monitoring and data reporting services, as well as energy management products. Our networked devices and associated services enable the owners and operators of everyday, stand-alone, distributed assets, such as vending machines, personal computers, copiers, faxes, kiosks and laundry equipment, the ability to remotely monitor, control and report on the results of these distributed assets, as well as the ability to offer their customers alternative cashless payment options. As a result of the acquisition of the assets of Bayview Technology Group, LLC ("Bayview") in July 2003, our Company also manufactures and sells energy management products which reduce the power consumption of various equipment, such as refrigerated vending machines and glass front coolers, thus reducing the energy costs associated with operating this equipment.

Our customers fall into the following categories; vending machine owners and/or operators, business center operators which include hotels and audio visual companies, commercial laundry operators servicing colleges and universities, brand marketers wishing to provide their products or services via kiosks or vending machines and equipment manufacturers such as consumer electronics, appliances, building control systems, factory equipment and computer peripherals that would like to incorporate the technological features of our networked devices (i.e. remote monitoring, reporting and control as well as cashless payments) into their products. Customers for our energy management products also include energy utility companies, schools and operators of glass front coolers.

THE TECHNOLOGY

The Company offers an end-to-end solution for control/access management, remote monitoring, turnkey cashless payment processing and data reporting for distributed assets such as vending machines, office equipment and laundry equipment. This solution consists of a device (thin-client hardware or firmware) that controls the distributed asset, a connectivity medium, and our network that includes server-based software applications for remote monitoring and cashless transaction processing and a central database for web-based reporting of sales, inventory, machine diagnostic and other supply chain data.

THE CLIENT DEVICES

As part of its end-to-end solution, the Company offers its customers several different client devices. These client devices range from software, or dynamic link libraries ("DLLs"), to hardware devices consisting of control boards, magnetic strip card readers, barcode and RFID readers, LCD screen and/or receipt printers. The client device can be embedded inside the host equipment, such as software residing in the central processing unit of a Kiosk; it can be integrated as part of the host equipment, such as our e-Port(TM) hardware that can be attached to the door of a vending machine; or it can be a peripheral, stand-alone terminal, such as our TransAct(TM) terminal for Business Express(R).

e-Port(TM) is the Company's core client device, which is currently being utilized in vending and commercial laundry applications. Our e-Port(TM) product facilitates cashless payments by capturing the payment media and transmitting the information to our network for authorization with the payment authority (e.g. credit card processors). Additional capabilities of our e-Port(TM) consist of control/access management by authorized users, collection of audit information (e.g. product or service sold, date and time of sale and sales amount), diagnostic information of the host equipment, and transmission of this data back to our network for web-based reporting.

TransAct(TM) is the Company's original cashless, transaction-enabling device developed for self-service business center equipment such as PC's, fax machines and copiers. Similar to e-Port(TM), the TransAct(TM) capabilities include control/access management, collection of sales data (e.g. date and time of sale, sales amount and product or service purchased), and transmission back to our network for reporting to customers.

THE NETWORK

USALive(TM) is the network component of our end-to-end solution to which the Company's devices transmit their cashless payment information for processing as well as the valuable sales and diagnostic data for storage and reporting to our customers. Also, the network, through server-based software applications, provides remote management information and enables control of the networked device's functionality.

USALive(TM) is the enabler of turnkey cashless payment processing for our customers. The network is certified with several cashless payment authorities, such as credit card processors and property management systems, facilitating the authorization and settlement of credit cards, debit cards, hotel room keys and student ids. The network can also act as its own payment processing authority for other cashless payment media, such as on-line stored value or employee payroll deduction. The network authorizes transactions, occurring at the host equipment, with the appropriate payment authority and sends approval or decline responses back to the networked device to allow or terminate the transaction for the purchase of the product or service. The network consolidates successfully approved transactions from multiple devices, batches, and then transmits these batched transactions to the payment authority for settlement. By bundling and batching transactions from multiple networked devices and connecting to the appropriate payment authorities through one central dedicated processing medium, it reduces the fees charged by the payment authority.

USALive On-line(TM) is the web based reporting system that customers use to gain access to the valuable business information collected from the networked devices. The website's functionality includes: management of the distributed assets deployed in the field, such as new activations and location redeployments; user-defined reporting for miscellaneous payment types (e.g. cash, credit, etc), date and time product sold, and sales amount; and detailed bank account deposit information, by device, for easier bank reconciliation.

THE CONNECTIVITY MEDIUMS

Connectivity of our client devices (e-Port(TM) and TransAct(TM)) to the USALive(TM) network is another component of the Company's end-to-end solution. The reliable, cost effective transfer of customer's business critical data is paramount to the services we deliver. Due to the importance of connectivity, and realizing that every customer's connectivity needs may be different (e.g. access, or lack thereof, to phone lines, local area networks ("LAN"s), wide area networks ("WAN"s) and wireless data networks), the Company offers multiple connectivity solutions - phone line, Ethernet and wireless.

Increasing wireless connectivity options, coverage and reliability and decreasing costs, over the past few years have allowed us to service a greater number of customer locations, since many of our customer's host equipment, particularly within the vending industry, do not have access to any other communication medium. Additionally, we make it easy for our customers to deploy wireless solutions by being a single point of contact. By aggregating different wireless networks, we ensure our customers have reliable, cost effective nationwide coverage without the hassles of certification and administration of multiple wireless suppliers.

ENERGY MANAGEMENT PRODUCTS

With the acquisition of Bayview in July 2003, our Company offers energy conservation products ("Miser"s) that reduce the power consumption of various types of equipment, such as vending machines, glass front coolers and other "always-on" appliances by allowing the equipment to selectively operate in a power saving mode when the full power mode is not necessary. Each of the Company's Miser products utilizes occupancy sensing technology to determine when the surrounding area is vacant or occupied. The Miser then utilizes occupancy data, room and product temperatures, and an energy saving algorithm to selectively control certain high-energy components (e.g. compressor and fan) to realize power savings over the long-term use of the equipment.

Customers of our VendingMiser(TM) product benefit from reduced energy consumption and costs of up to 46% per machine, depending on regional energy costs, machine type, and utilization of the machine. Our Misers also reduce the overall stress loads on the equipment, helping to reduce associated maintenance costs. In addition, customers could play an important role in helping to improve our environment, since our Miser products have been demonstrated to reduce the emission of Greenhouse gases of up to 2200 lbs. of CO2 and 3600g of NO, per machine per year. The foregoing discussion of greenhouse gases assumes that the energy savings, resulting from our product, resulted in a corresponding reduction of energy produced by the energy production plant.

THE OPPORTUNITY

Everyday devices from vending machines and logistics equipment to steam valves, refrigerators, security systems, and countless other devices can be better managed by embedding thin-client computing technology with network connectivity into each unit. Using wired and/or wireless networks and centralized, server-based software applications, managers can remotely monitor, control, and optimize a network of devices regardless of where they are located, resulting in a host of benefits including lower maintenance costs, improved inventory and transaction management, and increased operating efficiency.

This market opportunity is known by several different names, including Machine-to-Machine ("M2M") networking, Device Relationship Management ("DRM"), the Pervasive Internet and Device Networking. This industry is the convergence of computer-enabled devices and embedded systems, the Internet or other networking mediums, and centralized enterprise data-management tools. By connecting stand-alone devices into large-scale networks, new opportunities emerge between brand marketers, service providers, and their customers. Networked devices enable remote monitoring, cashless transactions, sales analysis, and optimized machine maintenance - all yielding higher return on investment for operators while increasing consumer satisfaction with improved and expanded services.

Brand marketers will be able to provide their products and services to customers wherever and whenever the need arises. They will no longer be limited to existing distribution channels and outlets. Just as beverage vending machines bring bottlers' products beyond the supermarket to the location where and when the customer wants them, a vast range of products and branding opportunities can be made available to customers at the point-of-need. In laundry, makers of detergent and fabric softener can have their products injected directly into a consumer's laundry, again putting their products at the point-of-need.

The market for networked device solutions is projected to be large and growing rapidly and includes a wide variety of segments such as the security and alarm, automated meter reading, fleet and asset management, and consumer telemetry markets. Networked devices will include personal devices (e.g. cell phones, PDAs), vehicles, containers, supply chain assets, medical devices, HVAC units, industrial machinery, home appliances, energy, accelerometers, pressure gauges, flow control indicators, biosensors, and countless other applications. According to an article, "Pervasive Internet", in M2M Magazine (Fall 2003), a minimum of
1.5 billion devices will be connected to the Internet worldwide by 2010. This represents a $700 billion total opportunity including device enabling, monitoring, and providing value-added services made available by the M2M network, according to M2M Magazine.

We believe that an opportunity exists to combine our technology with world-class partners in order to deliver a best-in-class solution and emerge as a leader in the Device Networking industry. Our Company has begun addressing this opportunity by working in several initial verticals, which include vending, commercial laundry, self-service business centers and self-service kiosks. These services share several key attributes, specifically, they are all self-service, cash-based businesses that are distributed across broad geographic areas. We address the extremely broad range of Device Networking opportunities by licensing our technologies to equipment makers throughout a variety of market segments. Equipment makers will be able to merge our technology with their in-depth market expertise.

THE INDUSTRY

Our current customers are primarily in the vending, commercial laundry, business center and kiosk industry sectors. While these industry sectors represent only a small fraction of the total Device Networking market, these are the areas where we have gained the most traction. In addition to being our primary markets, these sectors serve as a compelling proof-of-concept for other Device Networking industry applications.

VENDING

Annual worldwide sales in the vending industry sector are estimated to be approximately $143.5 billion, according to Vending Times Census of the Industry 2002. According to this Census, there are an estimated 8 million vending locations in the United States, and 30 million locations worldwide. The market segment that can be addressed by our end-to-end solution consists primarily of vended products retailing for $1 or greater, which represents a Company estimated vended volume of approximately $28 billion. Per census statistics, the overall market growth is 5% to 6% annually, while the addressable market segment for our end-to-end solution is growing more rapidly at 9% annually. Our VendingMiser(TM) energy conservation product can serve the entire vending market.

COMMERCIAL LAUNDRY

The domestic commercial laundry industry is estimated to be $5 billion in annual sales and 3.5 million commercial laundry machines in operation, according to Coin Laundry Association, October 2000 edition. The average annual growth rate for the commercial laundry sector is estimated to be between 10% and 12%. The Company believes the inline sale of additives (i.e. push-button selections for detergent and softener) may lead to a significant increase in this figure due to larger net margins over traditional industry standards. The addressable market is primarily the seven largest laundry operators, as well as several other small operators. These operators own and manage the equipment that is installed in multi-housing and college and university locations. The addressable market excludes those who own single laundromats.

BUSINESS CENTERS

There are currently 52,000 hotels in the United States and 300,000 worldwide, per American Hotel & Lodging Association's website, www.ahma.com. There is demand for business center availability in hotels, with ever-greater percentages of travelers needing and expecting use of computers, printers, fax machines, copiers, and other business services. We believe that there are 5,900 hotels in the primary addressable market - business oriented hotels with over 150 rooms - and 13,900 in the secondary market, hotels with 75 to 150 rooms. The growth rate for the overall market is 5% annually, with the addressable market gaining 8% annually.

KIOSK

According to a report by Frost and Sullivan Consulting, Kiosks represent a $500 million market. Kiosks are becoming increasingly popular as self-service "specialty" shops within larger retail environments. Value-added services, such as photo enlargement and custom imaging are a prominent example, located within many major retailers. Since pricing on these products is generally higher than $1 or $2, cashless payment options are essential.

OUR SUITE OF PRODUCTS AND SERVICES

INTELLIGENT VENDING(TM)

Developed for the vending industry, Intelligent Vending(TM) is our end-to-end vending solution. This system bundles e-Port(TM), USALive(TM), and its web-based remote monitoring, management, reporting and turnkey payment processing. Our latest improvement to Intelligent Vending(TM) is the introduction of our e-Port(TM) G-5. This device is smaller due to its one-piece design and costs less to manufacture, as compared to our e-Port(TM) G-4 device. These features make it more affordable and easier to install, improving our customers' rate of return.

Vending operators purchasing our Intelligent Vending(TM) products and services will have the capability: to conduct cashless transactions via credit cards, debit cards and other payment mediums such as employee/student ids and hotel room keys; to offer improved and expanded customer services by utilizing 'real-time', web-based reporting to keep machine inventory at a desirable level and consumer access to our 1-800 help-desk center for customer purchasing inquiries, both providing the end-user a more consistent user experience; to reduce operational costs through utilization of our remote monitoring technology, thereby maximizing the scheduling of service visits and limiting 'out-of-stock' machines; and to reduce theft and vandalism by providing 100% accountability of all sales transactions and reducing the cash reserves inside the machine.

eSUDS(TM)

eSuds(TM) is our end-to-end solution developed for the commercial laundry industry. The eSuds(TM) system bundles e-Port(TM) and USALive(TM) to offer a cash-free payment option, web-based remote monitoring and management, an e-mail alert system to notify users regarding machine availability, cycle completion, and other events. The Company is also in the process of developing an injectable detergent and fabric softener system which will allow users to inject and pay for detergent and softener directly into their wash cycle, as well as allow laundry operators to benefit from additional revenue through the sale of detergent automatically added to the wash cycle. eSuds(TM) also supports a variety of value-added services such as custom advertising or subscription-based payments.

Laundry operators purchasing our eSuds(TM) system will have the capability: to conduct cashless transactions via credit cards, debit cards and other payment mediums such as student ids; to reduce operational costs through utilization of our remote monitoring technology, thereby maximizing the scheduling of service visits and increasing machine up-time. The system can also increase customer satisfaction through improved maintenance, higher machine availability, specialized services (i.e. email alerts to indicate that laundry cycle is finished) and value-added services such as pay-injection laundry detergent and fabric softener, and the convenience of non-cash transactions. Installations have been completed at Carnegie Mellon University, Cedarville College, and Bluffton College. We are working with distributors to install eSuds(TM) at other colleges and universities based on the positive results of these installations.

TRANSACT(TM) AND BUSINESS EXPRESS(R)

TransAct(TM), our original payment technology system developed for self-service business center devices, such as PCs, fax machines, and copiers, is a cashless transaction-enabling terminal that permits customers to use office equipment quickly and simply with the swipe of a major credit card. The TransAct(TM) device can be sold as a stand-alone unit for customers wishing to integrate it with their own office equipment.

Business Express(R) is a bundled solution comprised of the TransAct(TM) payment terminal and a suite of office equipment (i.e. PC, fax and copier). Business Express(R) enables hoteliers and others to offer unmanned business services 24/7/365. In addition, the Company offers the Public PC(TM), the Public Fax(TM) and the Public Copier(TM) to customers wishing to purchase a specific self-service product versus a complete bundled Business Center(R). The Company also provides additional value-added service and revenue generating opportunities with BEXPrint(TM), our proprietary technology that allows users, without access to a printer, to send a document to a secure web-site for storage, and then password retrieval of the document for printing at our Business Center locations, and our Kinko's relationship, which gives our Business Center users access to the nearest, convenient Kinko's center for their more advance business center needs.

Although larger hotels are expected to provide business centers to its guests, operation of the center can be costly. In addition to the cost of operating a supervised business center, operating hours usually are limited due to staff availability. Business Express(R) provides a cost-effective solution.

KIOSK

We provide an end-to-end solution that utilizes e-Port(TM) and USALive(TM) to offer a cash-free payment option and web-based remote monitoring and management for all kiosk types. Kiosks permit a host of new services to become available at the point-of-demand, such as Sony's self-service, PictureStation kiosks, where consumers can produce prints from their own digital media. Our solution also enables Kiosks to sell a variety of more expensive items.

Sony's PictureStation kiosks, which use our e-Port(TM) software solution, have been installed in approximately 60 locations across the US.

ENERGY MANAGEMENT PRODUCTS

The Miser family of energy-control devices, include:

VendingMiser(TM) - installs in a cold drink vending machine and can reduce the power consumption of the vending machine by an average of 50%.

CoolerMiser(TM) - reduces the energy used by sliding glass or pull open glass-front coolers that contain non-perishable goods.

SnackMiser(TM) - reduces the amount of electricity used by non-refrigerated snack vending machines.

PlugMiser(TM) - reduces the amount of electricity used by all types of plug loads including those found in personal or modular offices (printers, personal heaters, and radios), video arcade games, and more.

The Company has completed the development of the Internal VendingMiser(TM) and Internal CoolerMiser(TM). The second generation of these devices is installed directly inside the machine and has the capability to control the cooling system and the advertising lights separately.

SALES AND MARKETING

The Company's sales strategy includes both direct sales and channel development, depending on the particular dynamics of each of our markets. Our marketing strategy is diversified and includes media relations, direct mail, conferences and client referrals. As of June 30, 2004, the Company was marketing and selling its products through its full time staff consisting of thirteen people.

DIRECT SALES

We sell directly to the major operators in each of our target markets. Each of our target markets is dominated by a handful of large companies, and these companies comprise our primary customer base. In the vending sector, approximately ten large operators dominate the sector; in the commercial laundry sector, seven operators own the majority of the market. We also work directly with hoteliers for our TransAct(TM) and Business Express(R) products.

Within the vending industry, our customers include soft drink bottlers and independent vending operators throughout the United States. On the soft drink bottler side, heavy effort is being put into securing initial distribution agreements. Three of the premier national independent vending operators, the Compass Group (Canteen, Flik, Eurest, Restaurant Associates and other affiliates), ARAMARK and Sodexho, have already installed approximately 140 e-Port(TM) devices.

CHANNEL SALES

We currently engage in channel sales for our TransAct(TM) and Business Express(R) products. We have established traction by working with audio-visual companies that service major hotels.

MARKETING

Our marketing strategy consists of building our brand by creating a company and product presence at industry conferences and events, in order to raise visibility within our industry, create opportunity to conduct product demonstrations and consult with potential customers one-on-one; sponsoring of education workshops with trade associations such as National Automated Merchandiser Association (NAMA), to educate the industry on the importance and benefits of our solution and establish our position as the industry leader; develop several one-sheet case studies to demonstrate real-life success stories to dramatically illustrate the value of our products; the use of direct mail campaigns; advertising in vertically-oriented trade publications such as Vending Times, Automatic Merchandiser and Energy User News; and cultivate a network of State governments and utility companies to provide incentives or underwriting for our energy management products.

STRATEGIC RELATIONSHIPS

IBM CORPORATION

We are an official "preferred" hardware, software, and services solution for IBM Corporation. Together with IBM, we market and sell combined information technology solutions to customers in the intelligent vending, retail point of sale, and networked home applications markets. The proposed combined product offerings include the e-Port(TM) terminal and related network, and IBM's products and services, including but not limited to systems integration and logistics support and delivery services.

ZiLOG, INC.

In October 2002, we signed a strategic alliance with ZiLOG, a leader in the 8-bit microprocessor market to co-develop an e-Port(TM) enabled chip, which the Company currently uses in its eSuds(TM) and Intelligent Vending(TM) solutions, and to co-market a joint product that combines ZiLOG's Web-enabled microprocessor, the eZ80(R) Webserver, with the benefits of our wireless device networking, cashless transactions processing, and remote control and monitoring capabilities.

During August 2004, the Company and ZiLOG(R) announced the completion of the combination of ZiLOG's ezAcclaim!(TM) Family of Flash microcontrollers and e-Port(TM), enabling businesses to install networking capability into every day commercial applications at an affordable price. Our new eSuds(TM) solution incorporates this new microcontroller. As of September 2004, the Company has not yet earned revenues from this agreement.

MARS ELECTRONICS INC. (MEI)

In March 2002, we signed an agreement with MEI, a world leader in the manufacture of electronic dollar bill and coin mechanisms found in vending machines, coin telephones, and other equipment, to jointly develop a cashless payment system.

In September 2004, MEI and the Company signed a technology licensing and sales agreement to bring a turnkey cash and credit card payment system to the vending market. Under the agreement, MEI licensed our intellectual property so operators can connect to USALive(TM), our network for services and credit card transaction capability. As of September 2004, the Company has not yet earned revenues from these agreements.

UNILEVER

In October 2003, the Company signed a strategic alliance agreement with Conopco, Inc. dba Unilever Home & Personal Care North America to be the exclusive provider of laundry detergent for the eSuds(TM) program to be used in colleges and universities located in the United States. Under the terms of the agreement, the Company agrees to be a reseller of Unilever Products that are dispensed through the USA eSuds(TM) System and the Company will also receive fees from Unilever based on the number of injections of Unilever Products through the USA eSuds(TM) System. As of September 2004, the Company has not yet earned revenues from product sales under this agreement.

AT&T WIRELESS

In July 2004, we signed an agreement to use AT&T Wireless' digital wireless wide area network for transport of data, including credit card transactions and inventory management data. AT&T Wireless is a provider of advanced wireless voice and data services for consumers and businesses, operating one of the largest digital wireless networks in North America and the fastest nationwide wireless data network in the United States.

MANUFACTURING

The Company utilizes independent third party companies for the manufacturing of its products. The Company purchases other components of its business center (computers, printers, fax and copy machines) through various manufacturers and resellers. Our manufacturing process mainly consists of quality assurance of materials and testing of finished goods received from our contract manufacturers. We have not entered into a long-term contract with our contract manufacturers, nor have we agreed to commit to purchase certain quantities of materials or finished goods beyond those submitted under routine purchase orders, typically covering short-term forecasts.

COMPETITION

Although the industries we operate in are established, the technology we provide is new and emerging. As such, we expect increasing competition in the future. While there are a number of companies providing certain limited aspects of our offering (i.e. raw network connectivity for client devices), few companies offer an end-to-end solution similar to our suite of products and services. To be successful, the Company must offer the highest quality products and services, and maintain the following advantages over its competitors:

SUPERIOR PRODUCT OFFERING

While some companies offer either reporting systems or cashless transaction processing capability, we believe we are the only provider offering both capabilities. We have developed an efficient solution for facilitating cashless payments for low cost vended goods and services and for transporting inventory and machine data, both through wire and wireless means. Additionally, we believe no reporting system provides the depth of functionality that our system provides. Our system goes beyond simple data reporting to analyze, organize, and streamline that data into actionable information.

RELATIONSHIPS WITH BEST-IN-CLASS STRATEGIC PARTNERS

We have established partnerships with leading providers in our industry such as IBM, Mars Electronics, and ZiLOG. Our partnerships are designed to extend our reach and enable us to service the largest industry segments.

MULTI-VERTICAL EXPERTISE

We believe that none of our competitors serve the broad range of industry verticals that we do. As such, we are able to leverage insights and best practices from one industry sector for use in a new sector.

We are aware of three competitors who offer unattended business centers in the hospitality industry in competition with Business Express(TM). We are aware of one competitor for our e-Port(TM) control system, which is being used in the beverage vending industry. We believe that there are very few installations of this product at the present time.

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

CUSTOMER CONCENTRATIONS

Approximately 39% and 57% of the Company's accounts receivable at June 30, 2004 and 2003, respectively, were concentrated with two customers. Approximately 13% and 35% of the Company's revenues for the years ended June 30, 2004 and 2003, respectively, were concentrated with one and two customers, respectively.

TRADEMARKS, PROPRIETARY INFORMATION AND PATENTS

The Company received federal registration approval of the following trademarks:
Business Express, Express Solutions, C3X, TransAct, Public PC, PC Express, Copy Express, Credit Card Copy Express, Credit Card Computer Express, Credit Card Printer Express, Credit Card Microfiche Express, Credit Card Debit Express, The Office That Never Sleeps, Intelligent Vending, e-Port, Dial-A-Vend, Dial-A-Snack, and Dial-A-Vend.com. The following trademarks are pending federal registration: USALive and e-Port The Next Generation in Vending. Through its wholly owned subsidiary, Stitch Networks, the Company has secured one registered trademark eVend.net and three trademarks that are pending registration: eSuds.net, E-ppliance and Stitch Networks. In addition, due to the July 2003 acquisition of Bayview, the Company has secured the VendingMiser trademark and the trademark SnackMiser is pending federal registration.

Much of the technology developed or to be developed by the Company is subject to trade secret protection. To reduce the risk of loss of trade secret protection through disclosure, the Company has entered into confidentiality agreements with its key employees. There can be no assurance that the Company will be successful in maintaining such trade secret protection, that they will be recognized as trade secrets by a court of law, or that others will not capitalize on certain aspects of the Company's technology.

Through July 28, 2004, 49 United States patents and 2 Canadian patents have been issued to the Company (including 4 patents acquired in July 2003 from Bayview). Thirty-four patents are pending (including 2 Canadian and 5 acquired from Bayview) and 3 patents have received notices of allowance as of July 28, 2004.

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

o U.S. Patent No. 6,152,365 entitled "Credit and Bank Issued Debit Card Operated System and Method for Controlling a Vending Machine";

o U.S. Patent No. D437,890 entitled "Electronic Commerce Terminal Enclosure with a Hooked Fastening Edge for a Vending Machine";

o U.S. Patent No. D441,401 entitled "Electronic Commerce Terminal Enclosure with Brackets";

o U.S. Patent No. 6,321,985 entitled "System and Method for Networking and Controlling Vending Machines";

o U.S. Patent No. 6,505,095 entitled "System for Providing Remote Audit, Cashless Payment, and Interactive Transaction Capabilities in a Vending Machine" (Stitch);

o U.S. Patent No. 6,389,337 entitled "Transacting e-commerce and Conducting e-business Related to Identifying and Procuring Automotive Service and Vehicle Replacement Parts" (Stitch);

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

o U.S. Patent No. D480,948 entitled "Mounting bracket for mounting a cashless payment terminal to a vending machine";

o U.S. Patent No. 6,643,623 entitled "A method of transacting an electronic mail, an electronic commerce, and an electronic business transaction by an electronic commerce terminal using a gas pump";

o U.S. Patent No. 6,684,197 entitled "Method of revaluing a private label card using an electronic commerce terminal (as amended)";

o U.S. Patent No. 6,763,336 entitled "Method of transacting an e-mail, an e-commerce, and an e-business transaction by an electronic commerce terminal using a wirelessly networked plurality of portable devices";

o Canadian Patent No. D199-1014 entitled "Sign holder";

o Canadian Patent No. D199-1038 entitled "Laptop data port enclosure".

The Company believes that the U.S. patent No. 6,505,095 entitled "System for providing remote audit, cashless payment, and interactive transaction capabilities in a vending machine" is very important in protecting its intellectual property used in its e-Port(TM) control system targeted to the vending industry. The patent expires in July 2021.

RESEARCH AND DEVELOPMENT

Research and development expenses, which are included in general and administrative and compensation expense in the Consolidated Statements of Operations, were $688,000 and $1,505,000 for the years ended June 30, 2004 and 2003, respectively.

EMPLOYEES

On June 30, 2004, the Company had 46 employees, all of whom were full-time.

ITEM 2. DESCRIPTION OF PROPERTY

In March 2003, the Company entered into a lease for 12,864 square feet of space located in Malvern, Pennsylvania for its principal executive office and used for general administrative functions, sales activities, and product development. The lease term extends through December 31, 2008 and provides for escalating rent payments and a period of free rent prior to the commencement of the monthly lease payment in January 2004 of approximately $25,000 per month.

The Company also leases 9,084 square feet of space, located in Malvern, Pennsylvania, on a month-to-month basis for a monthly payment of approximately $8,000. During prior years, the facility was solely used to warehouse product. All product warehousing, shipping and customer support was transferred to this location from the executive office location during the first quarter of fiscal year 2005.

In connection with the acquisition of the energy conservation product line in July 2003 from Bayview Technology Group, LLC, the Company assumed leases for 6,384 square feet of space located in Denver, CO used for administrative functions, sales activities and product warehousing associated with the our Miser products. The lease terms extend through June 30, 2005 and provide for escalating rent payments currently at $8,200 per month. The lease provides for additional rent for a prorated share of operating costs for the entire facility.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is currently traded on the OTC Electronic Bulletin Board under the symbol USTT.

The high and low bid prices on the OTC Electronic Bulletin Board for the Common Stock were as follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


Year ended June 30, 2003                            High           Low
------------------------                            ----           ---

First Quarter (through September 30, 2002)        $ 0.39         $ 0.14
Second Quarter (through December 31, 2002)        $ 0.23         $ 0.13
Third Quarter (through March 31, 2003)            $ 0.22         $ 0.16
Fourth Quarter (through June 30, 2003)            $ 0.64         $ 0.17


Year ended June 30, 2004
------------------------

First Quarter (through September 30, 2003)        $ 0.54         $ 0.34
Second Quarter (through December 31, 2003)        $ 0.42         $ 0.12
Third Quarter (through March 31, 2004)            $ 0.29         $ 0.15
Fourth Quarter (through June 30, 2004)            $ 0.34         $ 0.17


On June 30, 2004 there were 1,510 record holders of the Common Stock and 544 record holders of the Preferred Stock.

The holders of the Common Stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company's Common Stock or Preferred Stock. No dividend may be paid on the Common Stock until all accumulated and unpaid dividends on the Preferred Stock have been paid. As of June 30, 2004, such accumulated unpaid dividends amounted to $6,677,180.

As of June 30, 2004, equity securities authorized for issuance by the Registrant with respect to compensation plans were as follows:


                      Number of
                      securities           Weighted           Number of
                      to be issued         average            securities
                      upon exercises       exercise price     remaining
                      of outstanding       of outstanding     available
                      options and          options and        for future
Plan category         warrants             warrants           issuance
----------------      --------             --------           --------

Equity compensation
plans approved by
security holders      None                Not applicable      None

Equity compensation
plans not approved
by security holders   1,897,472(a)        $0.25               14,409,273(b)


a) Represents stock options outstanding as of June 30, 2004 for the purchase of shares of Common Stock of the Company expiring at various times from February 2006 through May 2007. These options were granted to employees and directors of the Company, former option holders of Stitch Networks Corporation and consultants to the Company. Exercise prices for all the options outstanding were at prices that were either equal to or greater than the market price of the Company's Common Stock on the dates the options were granted.

b) Represents 14,000,000 shares of Common Stock issuable to the Company's Chief Executive Officer under the terms of his employment agreement plus 409,273 shares of Common Stock issuable under the Company's 2004-A Stock Compensation Plan.

In July 2003 the Company and the Company's Chief Executive Officer (CEO) amended the terms of his employment agreement (expiring June 2005). Under the terms of the previous Executive Employment Agreement, the CEO would have been granted seven percent (non-dilutive) of all the then issued and outstanding shares of the Company's Common Stock in the event a "USA Transaction" (as defined) occurs, which among other events includes a change in control of the Company. The amended terms of the Executive Employment Agreement, eliminated the seven percent (non-dilutive) right to receive Common Stock upon a "USA Transaction", and granted the CEO an aggregate of 14,000,000 shares of Common Stock in the event a "USA Transaction" occurs. In exchange for the amendment of these terms, the Company issued an aggregate of 10,500,000 shares of its Common Stock to the CEO. In connection with this amendment, the CEO also entered into a lock-up agreement pursuant to which he shall not sell 2,500,000 of these shares for a one-year period and 8,000,000 of these shares for a two-year period. The CEO will not be required to pay any additional consideration for these shares of Common Stock. At the time of a "USA Transaction", all of the 14,000,000 shares to be issued to the CEO in connection with this amendment are automatically deemed to be issued and outstanding, and will be entitled to be treated as any other issued and outstanding shares of Common Stock. These shares will be irrevocable and fully vested, and have no expiration date and will not be affected by the termination of the CEO with the Company for any reason whatsoever.

The Company's Board of Directors established and authorized the 2004-A Stock Compensation Plan in April 2004 for use in compensating employees, directors and consultants through the issuance of shares of Common Stock of the Company. There were 500,000 shares authorized under the Plan. The underlying shares for the Plan have been registered with the Securities and Exchange Commission as an employee benefit plan under Form S-8. As of June 30, 2004 there were 409,273 shares available for future issuance under the plan.

On April 28, 2004 the Company issued its Chief Financial Officer, Mary West Young, options to purchase 300,000 shares of Common Stock for $.30 per share, which vest ratably over a two-year period. The issuance of all of the foregoing options was made in reliance upon the exemption provided by Section 4(2) of the Act as all of the options were issued to an executive officer and did not involve any general solicitation or advertising.

As of June 30, 2004, shares of Common Stock reserved for future issuance were as follows:

      1,897,472 shares issuable upon the exercise of stock options at exercise prices ranging from $.165 to $2.00 per share

      33,457,191 shares issuable upon the exercise of common stock warrants at exercise prices ranging from $.07 to $1.25 per share

      522,742 shares issuable upon the conversion of outstanding Preferred Stock

      667,718 shares issuable upon the conversion of unpaid cumulative preferred dividends

      47,351,320 shares issuable upon the conversion of Senior Notes having an aggregate face value of $9,695,840

RECENT SALES OF UNREGISTERED SECURITIES

In February 2004, the Company initiated a private placement offering (the "2004-A" offering), consisting of up to 35,000,000 shares of restricted Common Stock at $0.15 per share to accredited investors. The securities were offered and sold pursuant to the exemption from registration set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. All of the investors were either pre-existing security holders or business associates. The offer and sale thereof did not involve any general advertising or solicitation and the securities contained appropriate restrictive legends under the Act. The Company agreed at its cost and expense to use its best efforts to register the Common Stock for resale by the holder under the Act. During the quarter ended June 30, 2004, the Company sold 27,740,833 shares to 34 accredited investors for gross proceeds of $4,161,125. These shares were registered with the Securities and Exchange Commission for resale under Form SB-2 that became effective August 11, 2004.

In June 2004, we issued warrants to purchase up to 3,716,496 shares of Common Stock to the holders of our senior notes who elected to receive warrants in lieu of the cash interest payment due for the quarters ended June 30, 2002, September 30, 2002, December 31, 2002, March 31, 2003, June 30, 2003, September 30, 2003
and December 31, 2003. The warrants are exercisable at $.20 per share at any time through December 31, 2004. We have agreed to register the shares underlying the warrants under the Act for resale for a period of 2 years. The securities were offered and sold under the exemption from registration set forth in Rule 506 promulgated under the Act. All of the noteholders are accredited investors and existing security holders of the Company. There was no general solicitation or advertising involved.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

REVENUE RECOGNITION

Revenue from the sale of equipment is recognized on the terms of freight-on-board shipping point, or upon installation and acceptance of the equipment if installation services are purchased for the related equipment. Transaction processing revenue is recognized upon the usage of the Company's cashless payment and control network. License fees for access to the Company's devices and network services are recognized on a monthly basis. Product revenues are recognized for the sale of products from Company owned vending machines when there is purchase and acceptance by the vending customer. The Company estimates an allowance for product returns at the date of sale.

SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. Amortization of software development costs commences when the product becomes available for general release to customers. Amortization of software development costs is calculated as the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product. The Company reviews the unamortized software development costs at each balance sheet date and, if necessary, will write down the balance to net realizable value if the unamortized costs exceed the net realizable value of the asset.

Software development costs related to the development of the multi-media e-Port drink product and related internal network were capitalized and have been amortized over a useful life of two-years that ended during the year ended June 30, 2004. Amortization expense, reflected in cost of sales, was approximately $999,000 and $1,331,000 during the years ended June 30, 2004 and 2003, respectively.

IMPAIRMENT OF LONG LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("FAS 144"), the Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value. In the period when the plan of sale criteria of FAS 144 are met, long-lived assets are reported as held for sale, depreciation and amortization cease, and the assets are reported at the lower of carrying value or fair value less costs to sell.

During the fourth quarter of fiscal year 2003, the Company reviewed certain long-lived assets (vending machines) and determined that such assets were impaired. These vending machines were used in connection with the Company's program with Kodak to sell disposable cameras and film pursuant to the Kodak Vending Placement Agreement. Management determined that it was more likely than not that these vending machines would be disposed of before the end of their previously estimated useful lives. The estimated undiscounted cash flows for this group of assets was less than the carrying value of the related assets. As a result, the Company recorded a charge of approximately $321,000 representing the difference between the fair value as determined from a quoted market price and the carrying value of the group of assets. Such amount is reflected in depreciation expense in the 2003 Consolidated Statement of Operations.

Effective December 31, 2003, the Kodak Vending Placement Agreement was terminated. As a result, the carrying value of the vending machines were further impaired and a charge of approximately $367,000 was recorded as a component of the gain on contract settlement in the June 30, 2004 Consolidated Statement of Operations to reflect these assets at their realizable value. The remaining value of these vending machines is reported as assets held for sale in the Consolidated Balance Sheet as of June 30, 2004.

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. The Company tests goodwill for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a discounted cash flow analysis to complete the first step in this process. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date. The Company has concluded there was no impairment of goodwill as a result of its testing on July 1, 2002 (the transitional test date upon adopting FAS 142), April 1, 2003 and April 1, 2004.

Intangible assets include patents, trademarks and non-compete arrangements purchased in acquisitions. Amortization expense related to these intangible assets was $1,208,668 and $292,000 during the years ended June 30, 2004 and 2003, respectively.

INVESTMENTS

The Company's accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). Management determines the appropriate classifications of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available for sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity in other comprehensive income (loss). A judgmental aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value, by a charge to earnings. Such evaluation is dependent on the specific facts and circumstances. Factors that are considered by the Company each quarter in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. In evaluating the factors above for available-for-sale securities, management presumes a decline in value to be other-than-temporary if the quoted market price of the security is below the investment's cost basis for a period of six months or more. However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee, historical volatility of investee, etc.).

During the fiscal year ended June 30, 2003, the Company invested in the Jubilee Investment Trust, PLC ("Jubilee"), a United Kingdom investment trust whose shares trade on the London Stock Exchange. The investment in Jubilee has been accounted for as "available for sale". At June 30, 2003, the Company determined in accordance with FAS 115, that the decline in the market value of this investment was "other than temporary" as the security's quoted market price was below the investments' cost basis for a period of six months or more. Accordingly, the Company wrote down the investment to its fair value of $904,049, realizing an impairment loss of $1,945,951. During fiscal year 2004, the Company sold 1,669,091 of its Jubilee shares for net proceeds of $1,471,140 and realized a gain of $603,480 from these sales. An unrealized gain of $32,249 on the remaining shares held by the Company is reflected in shareholders' equity as accumulated other comprehensive income at June 30, 2004.

FORWARD LOOKING STATEMENTS

This 10-KSB contains certain forward looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," "expects," "anticipates," or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company's actual results to differ materially from those projected, include, for example (i) the ability of the Company to generate sufficient sales to generate operating profits, or to sell products at a profit, (ii) the ability of the Company to raise funds in the future through sales of securities, (iii) whether the Company is able to enter into binding agreements with third parties to assist in product or network development, (iv) the ability of the Company to commercialize its developmental products, or if actually commercialized, to obtain commercial acceptance thereof, (v) the ability of the Company to compete with its competitors to obtain market share, (vi) the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations including but not limited to Senior Notes, or to fund development and marketing of its products;
(vii) the ability of the Company to obtain approval of its pending patent applications, (viii) the ability of the Company to satisfy its trade obligations included in accounts payable and accrued liabilities, and (ix) the ability of the Company to predict or estimate its future quarterly or annual revenues given the developing and unpredictable market for its products and the lack of established revenues. Although the Company believes that the forward looking statements contained herein are reasonable, it can give no assurance that the Company's expectations will be met.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2004

Revenues for the fiscal year ended June 30, 2004 were $5,632,815, an increase of $2,779,747 or 97% from the fiscal year ended June 30, 2003. This increase was primarily attributed to sales of the Company's energy management equipment during the fiscal year ended June 30, 2004. Such revenues did not exist in fiscal year ended June 30, 2003 since the acquisition of Bayview occurred in July 2003. The increase was also due to increases in the sale of our networked devices and related services. Revenues are discussed in more detail as follows:

Equipment sales: Revenues from equipment sales increased to $4,349,566 from $1,034,427 in the prior fiscal year, an increase of $3,315,139 or 320%. This increase is mainly due to sales of approximately $3,025,000 of the Company's energy management equipment for the fiscal year ended June 30, 2004. As noted above, such revenues did not exist in the prior fiscal year. In addition, sales of the Company's cashless technology equipment, which includes e-Port, e-Suds and Kiosk systems, increased to $736,000, approximately $349,000 or 90% over the prior fiscal year. The increases in sales were offset by a decrease in Business Center equipment sales of approximately $59,000.

License and transaction fees: Revenues from license and transaction fees decreased $395,922 or 29% from $1,373,573 to $977,651 for the fiscal years ended June 30, 2003 and 2004, respectively. This decrease was primarily due to a decrease in fees earned from the Kodak Vending Placement Agreement of approximately $387,000, which resulted from the termination of the contract on December 31, 2003.

Product sales and other: Revenues from product sales and other decreased to $305,598 from $445,068, a decrease of $139,470 or 31% from the prior fiscal year. This decrease was due to a decrease in camera and film sales from Company owned vending machines of approximately $340,000 as a result of the termination of the Kodak Vending Placement Agreement. This decrease was offset by $200,000 of revenue relating to the Strategic Alliance Agreement executed in October 2003 between the Company and Conopco, Inc dba Unilever Home & Personal Care North America.

Cost of sales consisted of equipment, product and labor costs of approximately $2,503,000 and $1,085,000 for the fiscal years ended June 31, 2004 and 2003, respectively, an increase of $1,418,000; software development amortization of approximately $999,000 and $1,331,000 for the fiscal years ended June 30, 2004 and 2003, respectively, a decrease of $332,000; and network and transaction related costs of $828,000 and $555,000 for the years ended June 30, 2004 and 2003, respectively, an increase of $273,000. The total increase of $1,358,249 or 46% in cost of sales from $2,971,443 to $4,329,692 for the years ended June 30, 2003 and 2004, respectively, was principally attributable to the increase in equipment sales.

Gross profit for the fiscal year ended June 30, 2004 was $1,303,123, compared to a gross loss of $118,375 for fiscal year ended June 30, 2003. The increase of $1,421,498 was due to increases in hardware sales, particularly the addition of energy management equipment sales, which yield a higher profit margin and were not present in the prior fiscal year, as well as a decrease of approximately $332,000 related to the amortization of software development costs, which were fully amortized as of March 31, 2004.

Total operating expenses for the fiscal year ended June 30, 2004 was $18,770,423, an increase of $3,829,159 or 26% over the prior fiscal year. The components of operating expenses (General and administrative, Compensation, Depreciation and amortization and Loss on debt modification) and the causes of this increase are explained in further detail, below:

General and administrative expenses decreased from $7,194,684 for the fiscal year ended June 30, 2003 to $6,747,824 for the fiscal year ended June 30, 2004, a decrease of $446,860 or 6%. The decrease is due to decreases of $1,717,000 of professional fees, primarily related to business consulting, promotion and public relations and decreases of $134,000 in IT consulting fees, offset by increases in overall general and administrative expenses of approximately $1,184,000 related to the acquired energy management operations, as such expenses did not exist in the prior fiscal year, an increase of $118,000 in expenses related to the recruitment of executive personnel, and an increase of $164,000 in bad debt expense related to an increase in the allowance for uncollectible accounts as a result of the increase in sales and accounts receivable.

Compensation expense increased to $10,071,354 for the fiscal year ended June 30, 2004, a $5,098,144 or 103% increase over the prior fiscal year. This increase is primarily due to the one-time issuance of 10,500,000 shares of Common Stock, valued at $4,620,000, to the Company's Chief Executive Officer in connection with the amendment of his employment agreement. Additionally, approximately $845,000 and $376,000 of this increase relates to additional compensation, including salaries, employee benefits and sales commissions, from the Bayview acquisition in July 2003 and existing operations, respectively. These increases were offset by a $742,000 reduction in compensation expense due to a reduction in bonuses awarded during the fiscal year ended June 30, 2004 as compared to the prior year.

Depreciation and amortization expense for the fiscal year ended June 30, 2004 was $1,632,330, compared to $1,251,716 for the prior fiscal year, a $380,614 or 30% increase. This increase was attributable to amortization of intangible assets of $917,000 and depreciation of property and equipment of $122,000 acquired from Bayview in July 2003, offset by a decrease in depreciation of approximately $337,000 related to existing assets that have reached the end of their estimated useful life. Additionally there was an impairment charge of $321,476 recorded on a group of vending machines during fiscal year 2003.

The Company incurred charges during the fiscal year ended June 30, 2004 and 2003 relating to the modification of debt terms for certain of the Senior Notes in the amount of $318,915 and $1,521,654, respectively. This charge reflects the write-off of the unamortized debt discount remaining for Senior Notes scheduled to mature in December 2003 and December 2004, for which the conversion and maturity terms were modified. The Company offered these note modifications to manage short-term cash flows, which resulted in a non-cash charge.

During the fiscal year ended June 30, 2004, the Company sold 1,669,091 shares of its investment in the Jubilee Investment Trust for net proceeds of $1,471,140, resulting in a gain of $603,480. During the fiscal year ended June 30, 2003, the Company determined that the decline in the market value of the investment in the Jubilee Investment Trust was "other than temporary." Accordingly, the Company recorded a loss of $1,945,951 on the investment during fiscal year 2003.

During the fiscal year ended June 30, 2004, a gain of $429,204 was recorded relating to the termination of the Kodak Vending Placement Agreement. This gain is comprised of the payment from Kodak of approximately $675,000 plus the cancellation of Stitch's obligation to the supplier of the vending machines of approximately $124,000 less a write down of the carrying value of vending machines of approximately $367,000 and a net write-off of amounts due to and from Kodak of $3,000.

Total interest expense increased from $4,978,600 to $5,032,351 for the fiscal year ended June 30, 2003 and 2004, respectively, an increase of $53,751 or 1%. Although the average principal balances were lower on the Company's 12% Senior Notes during fiscal year ended June 30, 2004 versus 2003, as the result of conversions of the Senior Notes into shares of the Company's Common Stock by Senior Note Holders, interest expense increased due to the accelerated amortization of debt discount charged to interest expense at the time of the conversion of the Senior Notes.

The fiscal year ended June 30, 2004 resulted in a net loss of $21,426,178 (approximately $10.9 million of non-cash charges) compared to a net loss of $21,965,499 (approximately $12.6 million of non-cash charges) for the prior fiscal year.

FISCAL YEAR ENDED JUNE 30, 2003

Revenues for the fiscal year ended June 30, 2003 were $2,853,068, an increase of $1,170,367 or 70% from the fiscal year ended June 30, 2002. This increase in revenues is primarily due to the inclusion of a full year of product revenues and service and transaction fees relating to Stitch Networks Corporation, which accounted for approximately $1,136,000 of the revenue increase. The remaining increase was due to increased equipment sales of e-Port. Revenues are discussed in more detail as follows:

Equipment sales: Revenues from equipment sales increased to $1,034,427 from $795,938 in the prior fiscal year, an increase of $238,489 or 30%. This increase was directly due to the increase in sales of the Company's e-Port equipment.

License and transaction fees: Revenues from license and transaction fees increased $594,667 or 76% from $778,906 to $1,373,573 for the fiscal year ended June 30, 2002 and 2003, respectively. This increase was due to the inclusion of a full year of service fees earned on Company owned vending machines during fiscal year ended June 30, 2003, as the acquisition of Stitch occurred in May 2002, the fourth quarter of fiscal year ended June 30, 2002.

Product sales and other: Revenues from product sales and other increased to $445,068 from $107,857, an increase of $337,211 or 313% from the prior fiscal year. This increase was due to the inclusion of a full year sales of camera and film from Company owned vending machines during fiscal year ended June 30, 2003, as the acquisition of Stitch occurred in May 2002, the fourth quarter of fiscal year ended June 30, 2002.

Cost of sales consisted of equipment, product and labor costs of approximately $1,085,000 and $695,000 for the fiscal years ended June 30, 2003 and 2002, respectively, an increase of $390,000; software development amortization of approximately $1,331,000 and $2,996,000 for the fiscal years ended June 30, 2003 and 2002, respectively, a decrease of $1,665,000; and network and transaction related costs of $555,000 and $372,000 for the years ended June 30, 2003 and 2002, respectively, an increase of $183,000. The total decrease of $1,091,458 or 27% in cost of sales from $4,062,901 to $2,971,443 for the years ended June 30, 2002 and 2003, respectively, was principally attributable to the decrease in software development amortization, offset by a full year of product costs related to the Kodak Vending Placement Agreement acquired with Stitch.

Total operating expenses for the fiscal year ended June 30, 2003 was $14,941,264 (approximately $11.6 million of non-cash charges), an increase of $1,978,300 or 15% over the prior fiscal year. The components of operating expenses (General and administrative, Compensation, Depreciation and amortization and Loss on debt modification) and the causes of this increase are explained in further detail, below:

General and administrative expenses decreased from $7,868,064 for the fiscal year ended June 30, 2002 to $7,194,684 for the fiscal year ended June 30, 2003, a decrease of $673,380 or 9%. This decrease is due to changes in the following expenses: consulting, advertising, public relations and promotion expense decrease of $1,368,022 for reduced corporate and investor relations services offset by increases in product development and outside services of $926,395 for work on the network.

Compensation expense increased to $4,973,210 for the fiscal year ended June 30, 2003, a $318,548 or 7% increase over the prior fiscal year. This increase is due to the inclusion of salaries of $136,000 related to the Stitch operations as well as an increase of approximately $200,000 in bonus expense during the fiscal year ended June 30, 2003 compared to the fiscal year ended June 30, 2002.

Depreciation and amortization expense for the fiscal year ended June 30, 2003 was $1,251,716, compared to $440,238 for the prior fiscal year, an $811,478 or 184% increase. This increase was attributable to increased depreciation expense resulting from assets acquired in the Stitch acquisition, as well as the impairment loss of $321,476 recorded on a group of vending machines during the fiscal year in accordance with SFAS No. 144.

The Company incurred charges during the fiscal year ended June 30, 2003 relating to the modification of debt terms for certain of the Senior Notes in the amount of $1,521,654. There was no such comparable charge in the prior year. This charge was for the write-off of the unamortized debt discount remaining for Senior Notes scheduled to mature in December 2003 and December 2004 whose conversion and maturity terms were modified. The Company offered these note modifications to the Note holders, and recognized the related non-cash charge to operations in order to manage short-term cash flows.

In June 2003, the Company determined that the decline in the market value of the investment in the Jubilee Investment Trust was "other than temporary." Accordingly, the Company recorded a loss of $1,945,951, which is reflected as a loss on investment. No such comparable loss was recorded in the previous year.

Total interest expense increased by $2,991,166, due to the greater debt carried by the Company to finance its operations. A significant portion of interest expense is the amortization of non-cash debt discount.

The fiscal year ended June 30, 2003 resulted in a net loss of $21,965,499 (approximately $12.6 million of non-cash charges) compared to a net loss of $17,314,807 (approximately $11.0 million of non-cash charges) for the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2004, net cash of $12,557,456 was used by operating activities, primarily due to the net loss of $21,426,178 offset by non-cash charges totaling $10,858,101 for transactions involving the issuance of Common Stock (for services and in connection with the amendment to the CEO's Executive Employment Agreement), depreciation and amortization of assets, amortization of debt discount, loss on the Senior Note modifications, and Senior Note interest expense paid through the issuance of Common Stock and Common Stock Warrants, offset by a gain on the sale of investment and a gain on contract settlement. In addition to these non-cash charges, the Company's net operating assets increased by $1,989,379 (primarily inventory and accounts receivable), a substantial portion of which relates to the Bayview acquisition.

For the year ended June 30, 2004, net cash provided from investing activities was $1,101,186, comprised of the proceeds received from the sales of substantially all of the investment in the Jubilee Trust and proceeds from the settlement of the Kodak Vending Placement Agreement, offset by purchases of property and equipment and cash used in connection with the Bayview acquisition.

Proceeds from financing activities for the year ended June 30, 2004 provided $12,091,029 of funds, which were necessary to support cash used in operating activities. Proceeds of $12,903,135 were realized from several private placement offerings of Common Stock, the exercise of Common Stock Warrants and the collection of Common Stock subscriptions receivable. These proceeds were reduced by payments of long-term debt and capital leases totaling $812,106.

The Company has incurred losses since inception. Cumulative losses through June 30, 2004 amounted to approximately $97,500,000. The Company has continued to raise capital through equity and debt offerings to fund operations.

The impact of the Bayview acquisition on cash flows for the year ended June 30, 2004 was a net cash outflow of approximately $2,100,000 - $1,330,000 of cash used in operations and $728,000 invested in assets and liabilities connected with the purchase. The Bayview acquisition was structured such that it did not include the working capital required to support future operations.

During the year ended June 30, 2004, cash used in operating activities was approximately $1,050,000 per month. These cash flows were impacted by working capital increases that were disproportionate to the increase in revenues. The Company believes it can improve its management of working capital, specifically as it relates to accounts receivable and inventory. Excluding the working capital requirements related to the Bayview acquisition (approximately $1,200,000) and existing operations (approximately $800,000), cash used in operating activities would have been approximately $850,000 per month in fiscal year 2004. Using that as a basis for estimating cash requirements for the year ending June 30, 2005 (which assumes a static level of revenues), cash requirements for fiscal year 2005, including requirements for capital expenditures and repayment of long-term debt, would be approximately $10,500,000.

As of June 30, 2004, the Company had approximately $3,000,000 of cash and cash equivalents on hand, primarily as a result of proceeds from several private placements of Common Stock during fiscal year 2004.

On August 6, 2004, the Company entered into a Common Stock Purchase Agreement with an accredited investor to purchase shares of the Company's Common Stock, provided that the aggregate purchase price does not exceed $7,500,000. Under this agreement, the Company has the right at any time to require the investor to purchase Common Stock from the Company at the lower of: (i) $0.30 per share; or
(ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to the investor of notice of his obligation to purchase. The Company can require the investor to purchase shares under this agreement only if the shares have been registered by the Company for resale under the Act. 35,000,000 shares were registered, effective August 13, 2004. Additionally, the shares are only available for purchase for a period of one year from the date the shares are registered under the Act. During any calendar month, the investor cannot be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $700,000. Subsequent to year end, the Company issued 5,632,275 shares under this agreement for total gross proceeds of $647,000.

Funding sources in place to meet the Company's cash requirements for the year ending June 30, 2005 are primarily comprised of approximately $3,000,000 in cash and cash equivalents on hand as of June 30, 2004 and the proceeds that are available under the Common Stock Purchase Agreement detailed above. In order to provide funds for substantially all of the cash needs as described above, the market price for the Company's Common Stock will have to increase to $0.23 per share and remain at that level, or higher, from a price of $0.15 per share as of September 15, 2004, to maximize the proceeds available under the Common Stock Purchase Agreement, without registering additional shares for resale under the Act and increasing the number of authorized shares.

Other sources of capital include (i) future exercises of warrants for which there are "in the money" warrants with exercise prices below $0.15 per share that would yield approximately $800,000 (other warrants are outstanding with an exercise price of $0.20 per share that would yield approximately $4,300,000 if exercised) and (ii) the capital markets, which the Company believes are available to raise funding as needed given its current product offerings and the markets the Company addresses.

FUTURE REVENUE GUIDANCE

The Company is expecting and focused on increasing revenues over the long term. We believe that we should measure progress as it is achieved, instead of focusing on the establishment and attainment of public forecasts. Therefore, the Company will no longer provide any quarterly or annual revenue guidance or forecasts. Further, the Company will not update annual revenue forecasts for the 2005 fiscal year as the year progresses and any such forecasts are hereby disclaimed.

ITEM 7. FINANCIAL STATEMENTS

                             USA TECHNOLOGIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2004 AND 2003

                                    CONTENTS

Report of Independent Registered Public Accounting Firm...................F-1

Consolidated Financial Statements

Consolidated Balance Sheets...............................................F-2
Consolidated Statements of Operations.....................................F-3
Consolidated Statements of Shareholders' Equity ..........................F-4
Consolidated Statements of Cash Flows.....................................F-6
Notes to Consolidated Financial Statements................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

USA Technologies, Inc.
Board of Directors and Shareholders

We have audited the accompanying consolidated balance sheets of USA Technologies, Inc. as of June 30, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Technologies, Inc. at June 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that USA Technologies, Inc. will continue as a going concern. As more fully described in
Note 2 to the financial statements, the Company has an accumulated deficit and has incurred recurring operating losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


                                       /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
September 10, 2004

                             USA TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                         JUNE 30
                                                                                  2004               2003
                                                                              ------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $   3,019,214    $   2,384,455
   Accounts receivable, less allowance for uncollectible accounts
     of $240,000 and $65,000 in 2004 and 2003, respectively                       1,075,858          414,796
   Inventory                                                                      1,707,684          457,900
   Prepaid expenses and other current assets                                        234,448          201,383
   Subscriptions receivable                                                         300,000        1,013,400
   Investment                                                                        68,636          904,049
   Assets held for sale                                                              46,200               --
                                                                              ------------------------------
Total current assets                                                              6,452,040        5,375,983

Property and equipment, net                                                         602,953          943,784
Software development costs, net                                                          --          998,660
Intangibles, net                                                                 10,831,832        2,591,500
Goodwill                                                                          7,985,208        7,945,580
Other assets                                                                          8,544           37,174
                                                                              ------------------------------
Total assets                                                                  $  25,880,577    $  17,892,681
                                                                              ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $   2,929,491    $   2,266,156
   Accrued expenses                                                               1,569,368        2,720,743
   Current obligations under long-term debt                                         240,764          830,674
   Convertible Senior Notes                                                         401,887          349,942
                                                                              ------------------------------
Total current liabilities                                                         5,141,510        6,167,515

Convertible Senior Notes, less current portion                                    6,617,987        7,808,469
Long-term debt, less current portion                                                 12,418          224,614
                                                                              ------------------------------
Total liabilities                                                                11,771,915       14,200,598

Shareholders' equity:
   Preferred Stock, no par value:
     Authorized shares--1,800,000
     Series A Convertible Preferred--Authorized shares - 900,000
     Issued and outstanding shares--522,742 and 524,492 at June 30,
       2004 and 2003, respectively (liquidation preference of
       $11,904,600 at June 30, 2004)                                              3,702,856        3,715,246
   Common Stock, no par value:
     Authorized shares--475,000,000 and 400,000,000 at
       June 30, 2004 and 2003, respectively
     Issued and outstanding shares--351,654,131 and 218,741,042 at
       June 30, 2004 and 2003, respectively                                     110,635,743       78,790,405
   Accumulated other comprehensive income                                            32,249               --
   Accumulated deficit                                                         (100,262,186)     (78,813,568)
                                                                              ------------------------------
Total shareholders' equity                                                       14,108,662        3,692,083
                                                                              ------------------------------
Total liabilities and shareholders' equity                                    $  25,880,577    $  17,892,681
                                                                              ==============================

See accompanying notes.

                             USA TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED JUNE 30
                                                                      2004             2003
                                                                  ------------------------------
Revenues:
   Equipment sales                                                $   4,349,566    $   1,034,427
   License and transaction fees                                         977,651        1,373,573
   Product sales and other                                              305,598          445,068
                                                                  ------------------------------
Total revenues                                                        5,632,815        2,853,068

Cost of sales (including amortization of software
   development costs)                                                 4,329,692        2,971,443
                                                                  ------------------------------
Gross profit (loss)                                                   1,303,123         (118,375)

Operating expenses:
   General and administrative                                         6,747,824        7,194,684
   Compensation                                                      10,071,354        4,973,210
   Depreciation and amortization                                      1,632,330        1,251,716
   Loss on debt modification                                            318,915        1,521,654
                                                                  ------------------------------
Total operating expenses                                             18,770,423       14,941,264
                                                                  ------------------------------
Operating loss                                                      (17,467,300)     (15,059,639)

Other income (expense):
   Interest income                                                       40,789           18,691
   Gain (loss) on investment                                            603,480       (1,945,951)
   Gain on contract settlement                                          429,204               --
   Interest expense:
     Coupon or stated rate                                           (1,179,322)      (1,163,192)
     Non-cash interest and amortization of debt discount             (3,853,029)      (3,815,408)
                                                                  ------------------------------
   Total interest expense                                            (5,032,351)      (4,978,600)
Total other income (expense)                                         (3,958,878)      (6,905,860)
                                                                  ------------------------------
Net loss                                                            (21,426,178)     (21,965,499)
Cumulative preferred dividends                                         (786,513)        (793,586)
                                                                  ------------------------------
Loss applicable to common shares                                  $ (22,212,691)   $ (22,759,085)
                                                                  ==============================

Loss per common share (basic and diluted)
                                                                  $       (0.08)   $       (0.20)
                                                                  ==============================

Weighted average number of common shares outstanding
   (basic and diluted)                                              288,476,158      111,790,358
                                                                  ==============================

See accompanying notes.

                             USA TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                SERIES A
                                              CONVERTIBLE                        SUBSCRIPTIONS    ACCUMULATED
                                             PREFERRED STOCK     COMMON STOCK     RECEIVABLE        DEFICIT             TOTAL
                                             ------------------------------------------------------------------------------------
Balance, June 30, 2002                        $  3,749,158      $ 56,588,503     $   (149,750)     $(56,792,019)     $  3,395,892

Conversion of 4,790 shares of Preferred
   Stock to 4,790 shares of Common Stock           (33,912)           33,912               --                --                --
Conversion of $56,050 of cumulative
   preferred dividends into 5,605 shares
   of Common Stock at $10.00 per share                  --            56,050               --           (56,050)               --
Issuance of 5,749,442 shares of Common
   Stock for professional services                      --         1,245,631          149,750                --         1,395,381
Exercise of 17,686,489 Common Stock
   Warrants at $0.10 per share                          --         1,768,650               --                --         1,768,650
Issuance of 5,727,383 shares of Common
   Stock from the conversion of 12%
   Senior Notes                                         --         1,145,442               --                --         1,145,442
Issuance off 2,467,225 shares of Common
   Stock from the conversion of $243,000
   of 9-3/4% debentures, and the related
   exercise of Common Stock Warrants at
   varying prices per share to purchase
   7,206,893 shares of Common Stock, net
   of offering costs                                    --           873,000               --                --           873,000
Issuance of 89,207,511 shares of Common
   Stock in connection with various
   Private Placement Offerings at varying
   prices per share                                     --         8,750,058               --                --         8,750,058
Issuance of 2,315,000 shares of Common
   Stock in lieu of cash payments for
   interest on the Convertible Senior
   Notes and the issuance of 2,315,000
   Common Stock Warrants                                --           860,250               --                --           860,250
Debt Discount relating to beneficial
   conversion feature on the various 12%
   Senior Notes                                         --         2,947,130               --                --         2,947,130
Issuance of 8,031,516 shares of Common
   Stock in connection with the issuance
   of 12% Senior Notes                                  --         1,664,819               --                --         1,664,819
Issuance of 15,000,000 shares of Common
   Stock for the investment in Jubilee                  --         2,850,000               --                --         2,850,000

Other                                                   --             6,960               --                --             6,960

Net loss and total comprehensive loss                   --                --               --       (21,965,499)      (21,965,499)
                                             ------------------------------------------------------------------------------------
Balance, June 30, 2003                        $  3,715,246      $78,790,405      $         --      $(78,813,568)     $  3,692,083
                                             ------------------------------------------------------------------------------------

See accompanying notes.

                             USA TECHNOLOGIES, INC.

                                                                                 ACCUMULATED
                                               SERIES A                            OTHER
                                             CONVERTIBLE                        COMPREHENSIVE      ACCUMULATED
                                           PREFERRED STOCK     COMMON STOCK        INCOME           DEFICIT             TOTAL
                                           -----------------------------------------------------------------------------------------
Issuance of 1,750 shares of Common
   Stock from the conversion of 1,750
   shares of Preferred Stock                $      (12,390)    $      12,390     $          --     $          --      $          --

   Stock from the conversion of
   cumulative preferred dividends at
   $10.00 per share                                     --            22,440                --           (22,440)                --
Exercise of 32,179,321 Common Stock
   Warrants and Options                                 --         2,800,472                --                --          2,800,472
Issuance of 14,204,894 shares of Common
   Stock from the conversion of 12%
   Senior Notes                                         --         2,840,978                --                --          2,840,978
Issuance of 1,615,727 shares of Common
   Stock in exchange for salaries and
   professional services                                --           422,092                --                --            422,092
Issuance of 10,500,000 shares of Common
   Stock to executive in connection
   with employment agreement                            --         4,620,000                --                --          4,620,000
Issuance of 53,177,869 shares of Common
   Stock from various private placement
   offerings at varying prices per share,
    less issuance costs of $253,071                     --         9,389,263                --                --          9,389,263
Issuance of 1,061,284 shares of Common
   Stock and related Common Stock
   Warrants in lieu of cash payment for
   interest on the 12% Senior Notes                     --           478,496                --                --            478,496
Debt discount relating to beneficial
   conversion feature on 12% Senior
   Notes                                                --         1,981,007                --                --          1,981,007
Issuance of 20,170,000 shares of Common
   Stock in connection with the Bayview
   acquisition                                          --         9,278,200                --                --          9,278,200
Comprehensive loss:
   Net loss                                                                                          (21,426,178)       (21,426,178)
   Unrealized gain on investment                                                        32,249                               32,249
                                                                                                                        ------------
Total comprehensive loss                                                                                                (21,393,929)
                                           -----------------------------------------------------------------------------------------
Balance, June 30, 2004                      $    3,702,856     $ 110,635,743     $      32,249     $(100,262,186)     $  14,108,662
                                           =========================================================================================

See accompanying notes.

                             USA TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       YEAR ENDED JUNE 30
                                                                                     2004               2003
                                                                                  ------------------------------
OPERATING ACTIVITIES:
Net loss                                                                          $(21,426,178)     $(21,965,499)
Adjustments to reconcile net loss to net cash used in operating activities:
     Charges incurred in connection with the issuance of Common Stock,
       Common Stock Warrants and Senior Notes                                        5,042,092         2,573,301
     Interest expense on the Senior Notes paid through the issuance of
       Common Stock                                                                    478,496           860,250
     Interest amortization related to Senior Notes and Convertible Debentures        3,374,533         2,955,158
     Depreciation                                                                      469,418         1,119,536
     Amortization                                                                    2,207,329         1,623,547
     Loss (gain) on sale of investment                                                (603,478)        1,945,951
     Gain on contract settlement                                                      (429,204)               --
     Loss on debt modification                                                         318,915         1,521,654
     Changes in operating assets and liabilities:
       Accounts receivable                                                            (785,201)          (74,503)
       Inventory                                                                    (1,249,784)          419,914
       Prepaid expenses and other assets                                                (1,732)          (38,325)
       Accounts payable                                                                843,680          (759,337)
       Accrued expenses                                                               (796,342)          589,454
                                                                                  ------------------------------
Net cash used in operating activities                                              (12,557,456)       (9,228,899)

INVESTING ACTIVITIES:
Purchase of property and equipment                                                    (358,033)         (186,895)
Cash paid in connection with Bayview acquisition                                      (727,970)               --
Cash received from the sale of investment                                            1,471,140                --
Cash received from contract settlement                                                 674,649                --
Cash received from the sale of assets held for sale                                     41,400                --
                                                                                  ------------------------------
Net cash provided by (used in) investing activities                                  1,101,186          (186,895)

FINANCING ACTIVITIES:
Net proceeds from the issuance of Common Stock and the exercise of Common
   Stock Purchase Warrants and Options                                              11,889,735         9,930,879
Collection of subscriptions receivable                                               1,013,400            35,000
Net proceeds from issuance of Senior Notes and Convertible Debenture                        --         1,833,841
Repayment of long-term debt and Senior Notes                                          (812,106)         (557,441)
                                                                                  ------------------------------
Net cash provided by financing activities                                           12,091,029        11,242,279
                                                                                  ------------------------------

Net increase in cash and cash equivalents                                              634,759         1,826,485
Cash and cash equivalents at beginning of year                                       2,384,455           557,970
                                                                                  ------------------------------
Cash and cash equivalents at end of year                                          $  3,019,214      $  2,384,455
                                                                                  ==============================

Supplemental disclosures of cash flow information:
Cash paid for interest                                                            $  1,098,727      $  1,479,984
                                                                                  ==============================
Conversion of Convertible Preferred Stock to Common Stock                         $     12,390      $     33,912
                                                                                  ==============================
Conversion of Cumulative Preferred Dividends to Common Stock                      $     22,440      $     56,050
                                                                                  ==============================
Subscriptions receivable                                                          $    300,000      $  1,013,400
                                                                                  ==============================
Conversion of Senior Notes and Debenture to Common Stock                          $  2,840,978      $  1,388,442
                                                                                  ==============================
Issuance of Common Stock in connection with Bayview acquisition                   $  9,278,200      $         --
                                                                                  ==============================
Beneficial conversion feature related to Senior Notes and Convertible
   Debenture                                                                      $  1,981,007      $  2,947,130
                                                                                  ==============================
Purchase of investment through the issuance of Common Stock                       $         --      $  2,850,000
                                                                                  ==============================
Issuance of Common Stock in connection with Senior Note Conversions               $         --      $  1,664,819
                                                                                  ==============================

See accompanying notes

                             USA TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

1. BUSINESS

USA Technologies, Inc. ("USAT" or the "Company") was incorporated in the Commonwealth of Pennsylvania in January 1992. The Company offers a suite of networked devices and associated wireless non-cash payment, control/access management, remote monitoring and data reporting services, as well as energy management products. Our networked devices and associated services enable the owners and operators of everyday, stand-alone, distributed assets, such as vending machines, personal computers, copiers, faxes, kiosks and laundry equipment, the ability to remotely monitor, control and report on the results of these distributed assets, as well as the ability to offer their customers alternative cashless payment options. As a result of the acquisition of the assets of Bayview Technology Group, LLC ("Bayview") in July 2003(Note 4), our Company also manufactures and sells energy management products which reduce the power consumption of various equipment, such as refrigerated vending machines and glass front coolers, thus reducing the energy costs associated with operating this equipment.

2. ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments to recorded asset values that might be necessary should the Company be unable to continue in existence. The Company has incurred recurring operating losses of $21.4 million and $21.9 million during each of the fiscal years ending June 30, 2004 and 2003, respectively, and recorded cumulative losses from its inception through June 30, 2004 amounting to approximately $97.6 million. Losses have continued through September 2004 and are expected to continue during fiscal year 2005. The Company's ability to meet its future obligations is dependent upon the success of its products in the marketplace. Until the Company's products can generate sufficient operating revenues, the Company will be required to raise capital to meet its cash flow requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that actions presently being taken will allow for the Company to continue as a going concern. Such actions include the generation of revenues from operations, the issuance of Common Stock (Note 12), the exercise of outstanding Common Stock warrants, and raising funds in the capital markets, as needed.

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Stitch Networks Corporation ("Stitch"). All significant intercompany accounts and transactions have been eliminated in consolidation.

                             USA TECHNOLOGIES, INC.

                                  JUNE 30, 2004

2. ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATION

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

USE OF ESTIMATES

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

Cash equivalents represent all highly liquid investments with original maturities of three months or less. Cash equivalents are comprised of certificates of deposit and a money market fund, of which $80,000 is on deposit to support Automated Clearing House banking transactions and $30,000 to support a letter of credit issued to a vendor as of June 30, 2004, and is therefore restricted as to use.

INVENTORY

Inventory, which principally consists of finished goods, components, and packaging materials, is stated at the lower of cost (first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Property and equipment are depreciated on the straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on the straight-line basis over the lesser of the estimated useful life of the asset or the respective lease term.

                             USA TECHNOLOGIES, INC.

                                  JUNE 30, 2004

2. ACCOUNTING POLICIES (CONTINUED)

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. The Company tests goodwill for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a discounted cash flow analysis to complete the first step in this process. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill as a result of its testing on July 1, 2002 (the transitional test date upon adopting FAS 142), April 1, 2003 and April 1, 2004.

SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", after technological feasibility of the software is established and through the product's availability for general release to the Company's customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. Amortization of software development costs commences when the product becomes available for general release to customers. Amortization of software development costs is calculated as the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or (ii) the straight-line method over the remaining estimated economic life of the product. The Company reviews the unamortized software development costs at each balance sheet date and, if necessary, will write down the balance to net realizable value if the unamortized costs exceed the net realizable value of the asset.

Software development costs related to the development of the multi-media e-Port product and related internal network were fully amortized during the year ended June 30, 2004. Accumulated amortization was $5,326,186 and $4,327,526 at June 30, 2004 and 2003, respectively. Amortization expense, reflected in cost of sales, was approximately $999,000 and $1,331,000 during the years ended June 30, 2004 and 2003, respectively.

                             USA TECHNOLOGIES, INC.

                                  JUNE 30, 2004

2. ACCOUNTING POLICIES (CONTINUED)

INVESTMENT

The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classifications of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of shareholders' equity in accumulated other comprehensive income. If the investment sustains an other-than-temporary decline in fair value, the investment is written down to its fair value by a charge to earnings.

IMPAIRMENT OF LONG LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("FAS 144"), the Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value. In the period when the plan of sale criteria of FAS 144 are met, long-lived assets are reported as held for sale, depreciation and amortization cease, and the assets are reported at the lower of carrying value or fair value less costs to sell. During the fourth quarter of fiscal year 2003, the Company reviewed certain long-lived assets (vending machines) and determined that such assets were impaired. These vending machines were used and intended for use in connection with the Company's program with Kodak to sell disposable cameras and film pursuant to the Kodak Vending Placement Agreement. Management determined that it was more likely than not that these vending machines would be disposed of before the end of their previously estimated useful lives. The estimated undiscounted cash flows for this group of assets was less than the carrying value of the related assets. As a result, the Company recorded a charge of approximately $321,000 representing the difference between the fair value as determined from a quoted market price and the carrying value of the group of assets. Such amount is reflected in depreciation expense in the 2003 Consolidated Statement of Operations.

Effective December 31, 2003, the Kodak agreement was terminated (Note 14). As a result, the carrying value of the vending machines were further impaired and a charge of approximately $367,000 was recorded as a component of the gain on contract settlement in the June 30, 2004 Consolidated Statement of Operations to reflect these assets at their realizable value. The remaining value of these vending machines is recorded as assets held for sale in the Consolidated Balance Sheet as of June 30, 2004.

                             USA TECHNOLOGIES, INC.

                                  JUNE 30, 2004

2. ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate fair value due to their short maturities. The fair value of the Company's Senior Notes and Long-Term Debt approximates book value as such notes are at market rates currently available to the Company.

CONCENTRATION OF CREDIT RISK

Financial instruments that subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions, and the Company's policy is designed to limit exposure to any one institution. The Company's accounts receivable are net of an allowance for uncollectible accounts. The Company does not require collateral or other security to support credit sales, but provides an allowance for uncollectible accounts based on historical experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the Company ceases collection efforts. Approximately 39% and 57% of the Company's accounts receivable at June 30, 2004 and 2003, respectively, were concentrated with two customers. Approximately 13% and 35% of the Company's revenues for the years ended June 30, 2004 and 2003, respectively, were concentrated with one and two customers, respectively. The Company's customers are principally located in the United States.

REVENUE RECOGNITION

Revenue from the sale of equipment is recognized on the terms of freight-on-board shipping point, or upon installation and acceptance of the equipment if installation services are purchased for the related equipment. Transaction processing revenue is recognized upon the usage of the Company's cashless payment and control network. License fees for access to the Company's devices and network services are recognized on a monthly basis. Product revenues are recognized for the sale of products from Company owned vending machines when there is purchase and acceptance of product by the vending customer. The Company estimates an allowance for product returns at the date of sale.

                             USA TECHNOLOGIES, INC.

                                  JUNE 30, 2004

2. ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed as incurred. Research and development expenses, which are included in general and administrative and compensation expense in the consolidated statements of operations, were approximately $688,000 and $1,505,000 for the years ended June 30, 2004 and 2003, respectively.

ACCOUNTING FOR STOCK OPTIONS

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), provides companies with a choice to follow the provisions of FAS 123 in determination of stock-based compensation expense or to continue with the provisions of APB No. 25, "Accounting for Stock Issued to Employees and Related Interpretations in Accounting for Stock-Compensation Plans" ("APB 25") and the related FASB Interpretation No. 44. The Company has elected to follow the provisions of APB 25. Under APB 25, if the exercise price of the Company's stock options granted to employees and directors equals or exceeds the market price of the underlying Common Stock on the date of grant, no compensation expense is recognized. All stock options granted by the Company have been at prices equal to the market price of the Company's Common Stock on the date of grant. Under FAS 123, the fair value of stock options is estimated at the date of grant using an option pricing model such as Black-Scholes and the value determined is amortized to expense over the option vesting period.

LOSS PER COMMON SHARE

Basic earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period plus the dilutive effect (unless such effect is anti-dilutive) of equity instruments. No exercise of stock options, purchase rights, stock purchase warrants, or the conversion of senior notes, debentures, preferred stock, or cumulative preferred dividends was assumed during the fiscal year 2004 or 2003 because the assumed exercise of these securities would be anti-dilutive.

                             USA TECHNOLOGIES, INC.

                                  JUNE 30, 2004

3. INVESTMENT IN JUBILEE INVESTMENT TRUST, PLC

During the year ended June 30, 2003, the Company issued 15,000,000 shares of its Common Stock ($2,850,000) for an investment in 1,870,091 shares in the Jubilee Investment Trust, PLC ("Jubilee"), a United Kingdom Investment Trust whose shares trade on the London Stock Exchange. The Company agreed not to sell the Jubilee shares for a period of 90 days from January 24, 2003 and to sell a maximum of 10% of the Jubilee shares during each month thereafter. Jubilee agreed not to sell the Company's shares of Common Stock for a period of two years from the date of issuance unless agreed to by the Company. As this investment declined in value below its cost basis for a period of six months or more as of June 30, 2003, the Company determined that the decline in the market value of this available for sale investment was "other than temporary" and, accordingly, the Company wrote down the investment to its fair value, realizing an impairment loss of $1,945,951 during fiscal year 2003.

During fiscal year 2004, the Company sold 1,669,091 of the Jubilee shares for net proceeds of $1,471,140 and realized a gain of $603,480, with the cost of the securities calculated by the specific identification method. An unrealized gain of $32,249 on the remaining shares held by the Company is reflected in shareholders' equity as accumulated other comprehensive income at June 30, 2004. The 70,000 remaining shares have been provided as a security deposit for the lease of the Company's corporate headquarters and are recorded at their fair value of $68,636 at June 30, 2004.

4. ACQUISITIONS

BAYVIEW TECHNOLOGY GROUP, LLC

On July 11, 2003, the Company acquired substantially all of the assets of Bayview. Under the terms of the asset purchase agreement, the Company issued to Bayview 20,000,000 shares of its restricted Common Stock and cash of $631,247 to settle an obligation of Bayview. The definitive agreement also provided for the Company to assume certain obligations under a royalty agreement expiring May 31, 2006. Approximately $169,000 of royalty expense was recorded during fiscal year 2004 in connection with this agreement. In connection with this transaction, the Company also agreed to issue 170,000 shares of its restricted Common Stock to a consultant who provided certain services to the Company in connection with this acquisition.

The acquisition allows the Company to offer energy conservation products that reduce the power consumption of various types of equipment, such as vending machines, glass front coolers and other "always-on" appliances by allowing the equipment to operate in power saving mode when the full power mode is not necessary.

                             USA TECHNOLOGIES, INC.

                                  JUNE 30, 2004

4. ACQUISITIONS (CONTINUED)

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

The following table summarizes the final purchase price allocation to reflect the fair values of the assets acquired and liabilities assumed at the date of acquisition.

             Current assets                 $            7,628
             Property and equipment                    244,704
             Intangible assets                       9,449,000
             Goodwill                                  329,562
                                            ------------------
             Total assets acquired          $       10,030,894
                                            ==================

Of the $9,449,000 of Bayview acquired intangible assets, $7,424,000 was assigned to patents that are subject to amortization over a 10-year period, $1,011,000 was assigned to a non-compete agreement that is subject to amortization over a 5-year period and $1,014,000 was assigned to trademarks and trade names that are not subject to amortization.

The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Bayview have been included in the accompanying consolidated statements of operations since the date of acquisition. Results of operations of the Company for year ended June 30, 2004 would not have been significantly different than reported had the acquisition taken place July 1, 2003 as the acquisition occurred on July 11, 2003. Pro-forma combined results for the year ended June 30, 2003 would have been as follows had the acquisition taken place July 1, 2002 - revenues of $8,487,190; net loss of $22,478,740; loss applicable to common shares of $23,272,326; loss per common share (basic and diluted) of $0.18.

STITCH NETWORKS CORPORATION

In connection with the acquisition of Stitch in May 2002, the Company determined that it would vacate office space previously occupied by Stitch. Accordingly, in connection with this acquisition, the Company accrued the remaining lease exit costs relating to the lease in the amount of approximately $354,000 as part of the cost of purchasing Stitch. In November 2003, Stitch and the lessor of the office space reached an agreement that required Stitch to pay the lessor $55,000 as consideration to release Stitch from any further obligations under the lease. In addition, a security deposit of approximately $9,000 was retained by the lessor. Accordingly, the difference between estimated lease exit costs recorded in conjunction with the acquisition and actual consideration paid was recorded as a reduction of goodwill in the amount of $290,000 during the year ended June 30, 2004.

                             USA TECHNOLOGIES, INC.

                                  JUNE 30, 2004

4. ACQUISITIONS (CONTINUED)

Amortization expense relating to all acquired intangible assets was $1,208,668 and $292,000 during the years ended June 30, 2004 and 2003, respectively. The intangible asset balance and related accumulated amortization consisted of the following:

                                              JUNE 30, 2004
                               ----------------------------------------------
                               GROSS CARRYING   ACCUMULATED      NET CARRYING
                                  AMOUNT       AMORTIZATION          VALUE
                               ----------------------------------------------
Intangible assets:
    Trademarks                 $ 2,064,000     $  (223,125)     $  1,840,875
    Patents                      9,294,000      (1,117,822)        8,176,178
    Non-Compete agreement        1,011,000        (196,221)          814,779
                               ----------------------------------------------
Total                          $12,369,000     $(1,537,168)     $ 10,831,832
                               ==============================================

                                               June 30, 2003
                               ----------------------------------------------
                               GROSS CARRYING   ACCUMULATED      NET CARRYING
                                  AMOUNT       AMORTIZATION          VALUE
                               ----------------------------------------------
Intangible assets:
    Trademark                  $ 1,050,000     $  (118,125)     $    931,875
    Patents                      1,870,000        (210,375)        1,659,625
                               ----------------------------------------------
Total                          $ 2,920,000     $  (328,500)     $  2,591,500
                               ==============================================

At June 30, 2004, the expected amortization of the intangible assets is as follows: $1,200,000 per year in fiscal year 2005 through fiscal year 2008, $1,000,000 per year in fiscal year 2009 through fiscal year 2012, $740,000 in fiscal year 2013 and $22,000 in fiscal year 2014. The weighted average useful life of these intangible assets is 9.55 years at June 30, 2004.

                             USA TECHNOLOGIES, INC.

                                  JUNE 30, 2004

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                USEFUL                      JUNE 30
                                                LIVES              2004                 2003
                                             ----------------------------------------------------
Computer equipment and purchased
   software                                     3 years      $      2,206,759     $     1,931,912
Vending machines and related components         7 years                 4,427             688,284
Control systems                                 3 years               479,530             980,759
Furniture and equipment                       5-7 years               745,341             532,570
Leasehold improvements                       Lease term                59,575              16,140
Vehicles                                        5 years                    --              10,258
                                                             ------------------------------------
                                                                    3,495,632           4,159,923
Less accumulated depreciation                                      (2,892,679)         (3,216,139)
                                                             ------------------------------------
                                                             $        602,953     $       943,784
                                                             ====================================

Assets under capital lease totaled approximately $113,000 and $180,000 as of June 30, 2004 and 2003, respectively. Capital lease amortization of approximately $20,000 and $46,000 is included in depreciation expense for the years ended June 30, 2004 and 2003, respectively.

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                              JUNE 30
                                                                      2004               2003
                                                               -----------------------------------
Accrued compensation and related sales commissions             $        444,302   $        250,808
Accrued interest                                                        376,350            291,315
Accrued professional fees                                               192,633            650,974
Accrued taxes and filing fees                                           108,362             94,529
Accrued consulting fees                                                 104,438            662,010
Accrued rent                                                             66,662             15,572
Advanced customer billings                                               58,811             62,540
Accrued lease termination payments, net                                      --            344,934
Accrued software license and support costs                                   --            125,385
Accrued other                                                           217,810            222,676
                                                               -----------------------------------
                                                               $      1,569,368   $      2,720,743
                                                               ===================================

                             USA TECHNOLOGIES, INC.

                                  JUNE 30, 2004

7. RELATED PARTY TRANSACTIONS

During the years ended June 30, 2004 and 2003, the Company incurred approximately $391,000 and $305,000, respectively, in connection with legal services provided by a member of the Company's Board of Directors. At June 30, 2004 and 2003, approximately $32,000 and $22,000, respectively, of the Company's accounts payable and accrued expenses were due to this Board member. During the years ended June 30, 2004 and 2003, certain Board members participated in various debt or equity offerings of the Company for total investments of approximately $266,250 and $661,500, respectively.

Stitch had purchased parts and services from Dixie-Narco, Inc. ("Dixie"), an affiliate of a shareholder (Maytag Holdings, a subsidiary of Maytag Inc.) of the Company. There were purchases from Dixie of $201,000 during the year ended June 30, 2003 and approximately $130,000 in payables to Dixie included in accounts payable in the accompanying June 30, 2003 consolidated balance sheet. There were no such purchases from Dixie during the year ended June 30, 2004 and no payables to Dixie at June 30, 2004.

8. LONG-TERM DEBT

Long-term debt consists of the following:

                                                               JUNE 30
                                                        2004           2003
                                                     -------------------------
      Bank facility                                  $  170,987     $  828,466
      Working capital loans                              46,765        166,765
      Other, including capital lease obligations         35,430         60,057
                                                     -------------------------
                                                        253,182      1,055,288
      Less current portion                              240,764        830,674
                                                     -------------------------
                                                     $   12,418     $  224,614
                                                     =========================

The bank facility (the "Facility") was assumed as part of the fiscal year 2002 acquisition of Stitch and was used to fund the purchase of vending machines placed at locations where Kodak film products were sold. Borrowings were made from time to time under the Facility, with repayment schedules set at the time of each borrowing, including equal monthly payments over 36 months and an interest rate based upon 495 basis points over the three year U.S. Treasury Notes. The Company granted the bank a security interest in the vending machines. Repayment of principal was insured by a Surety Bond issued by a third-party insurer in exchange for an initial fee paid by the Company. The Facility matures during the year ending June 30, 2005, due to the termination of the vending placement agreement and the sale of the vending machines (Note 14).

                             USA TECHNOLOGIES, INC.

                                  JUNE 30, 2004

8. LONG-TERM DEBT (CONTINUED)

The Company also assumed working capital loans in connection with of the Stitch acquisition. These loans are secured by certain assets of Stitch and bear interest at 6.75% per annum. The working capital loans were payable on July 8, 2002, however, during fiscal year 2003, the bank extended the due date on these loans on several occasions under forbearance agreements. On November 6, 2003, the Company reached an agreement with the bank to repay these loans in monthly installments through October 2004.

9. INCOME TAXES

At June 30, 2004 and 2003, the Company had net operating loss carryforwards of approximately $84,097,000 and $76,211,000, respectively, to offset future taxable income expiring through approximately 2024. In addition, the Company had a capital loss carryforward of approximately $1,264,000 as of June 30, 2004 that expires in 2009. At June 30, 2004 and 2003, the Company recorded a net deferred tax asset of approximately $34,365,000 and $29,771,000, respectively, which was reduced by a valuation allowance of the same amount as the realization of the deferred tax asset is not likely, principally due to the lack of earnings history.

The timing and extent to which the Company can utilize future tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. Stitch had net operating loss carryforwards of approximately $11,800,000 at the acquisition date. Such net operating loss carryforwards are limited under the same provisions as to the amount available to offset future taxable income and to the extent used in any given year, will result in decreases to goodwill as opposed to income tax expense.

The deferred tax assets arose primarily from the use of different accounting methods for financial statement and income tax reporting purposes as follows:

                                                             JUNE 30
                                                      2004              2003
                                                 ------------------------------
Deferred tax assets:
Net operating loss and capital loss
  carryforwards                                  $ 32,447,000      $ 28,431,000
Deferred research and development costs               548,000           730,000
Software development costs                          1,513,000         1,324,000
Other                                                 790,000           338,000
                                                 ------------------------------
                                                   35,298,000        30,823,000
Deferred tax liabilities:
Intangibles                                          (933,000)       (1,052,000)
                                                 ------------------------------
                                                   34,365,000        29,771,000
Valuation allowance                               (34,365,000)      (29,771,000)
                                                 ------------------------------
Deferred tax assets, net                         $         --      $         --
                                                 ==============================

                             USA TECHNOLOGIES, INC.

                                  JUNE 30, 2004

10. SENIOR NOTES

The Company has issued five series of Senior Notes each with an annual interest rate of 12% and are convertible into shares of the Company's Common Stock. The Senior Notes were scheduled to mature on December 31, 2003 ("2003 Senior Notes"), December 31, 2004 ("2004 Senior Notes"), December 31, 2005 ("2005 Senior Notes"), December 31, 2006 ("2006 Senior Notes"), and December 31, 2007 ("2007 Senior Notes").

The 2003 Senior Notes were issued pursuant to a private placement offering authorized during the year ended June 30, 2001 that included the issuance of 2,000 shares of Common Stock for each $10,000 of face amount of notes issued. The 2003 Senior Notes were convertible into shares of Common Stock at $1.25 per share at any time through December 31, 2003. The fair value of the Common Stock issued and the intrinsic value of the beneficial conversion feature associated with the 2003 Senior Notes created debt discount that was allocated to equity and was amortized to interest expense through December 31, 2003.

The 2004 Senior Notes were issued pursuant to a private placement offering authorized during the year ended June 30, 2002. The 2004 Senior Notes are convertible into shares of Common Stock at $.40 per share at any time through December 31, 2004. Certain shareholders of the Company who held warrants to purchase shares of Common Stock exercisable at $.50 per share were offered the opportunity to cancel those warrants and receive an equivalent number of new warrants exercisable at $.10 per share if they invested in the 2004 Senior Note offering. The fair value of the new warrants issued and the intrinsic value of the beneficial conversion feature associated with the 2004 Senior Notes created debt discount that was allocated to equity and is being amortized to interest expense through December 31, 2004.

The 2005 Senior Notes were issued pursuant to a private placement offering authorized during the year ended June 30, 2002 that included the issuance of 20,000 shares of Common Stock for each $10,000 of face amount of notes issued. The 2005 Senior Notes are convertible into shares of Common Stock at $.20 per share at any time through December 31, 2005. The fair value of the Common Stock issued and the intrinsic value of beneficial conversion feature associated with the 2005 Senior Notes created debt discount that was allocated to equity and is being amortized to interest expense through December 31, 3005. During the years ended June 30, 2004 and 2003, $514,359 and $489,608, respectively, of the 2005
Senior Notes converted into 2,571,797 and 2,448,215 shares of Common Stock, respectively.

                             USA TECHNOLOGIES, INC.

                                  JUNE 30, 2004

10. SENIOR NOTES (CONTINUED)

In March 2003, the Company granted to the holders of the 2003 Senior Notes and 2004 Senior Notes the right to extend the maturity date of these Senior Notes to December 31, 2006 and December 31, 2007, respectively, in exchange for reducing the conversion rates from $1.25 to $0.20 per share for the 2003 Senior Notes and from $0.40 to $0.20 per share for the 2004 Senior Notes. This offer expired on December 31, 2003. During the years ended June 30, 2004 and 2003, Senior Note holders agreed to exchange an aggregate of $2,303,953 and $6,911,397, respectively, of 2003 Senior Notes and 2004 Senior Notes for new notes maturing in 2006 and 2007. The exchange of the 2003 Senior Notes and 2004 Senior Notes to the 2006 Senior Notes and 2007 Senior Notes was deemed a significant modification of the terms of the Senior Notes and, accordingly, the exchanged 2003 Senior Notes and 2004 Senior Notes have been extinguished. The unamortized debt discount and other issuance costs remaining on the 2003 Senior Notes and 2004 Senior Notes exchanged and extinguished were expensed ($318,915 and $1,521,654 for the years ended June 30, 2004 and 2003, respectively) and have been reported as a loss on debt modification in the Consolidated Statements of Operations.

During fiscal year 2003 and 2004, the Company's share price was often greater than the conversion price at times when Senior Note holders exchanged their 2003 and 2004 Senior Notes for 2006 and 2007 Senior Notes. The intrinsic value of this beneficial conversion feature created debt discount that was allocated to equity and is being amortized to interest expense through December 31, 2006 and 2007, respectively.

During the years ended June 30, 2004 and 2003, $1,478,000 and $332,500, respectively, of the 2006 Senior Notes were converted into 7,390,000 and 1,662,500 shares of Common Stock, respectively, and $848,619 and $323,334, respectively, of the 2007 Senior Notes were converted into 4,243,097 and 1,616,668 shares of Common Stock, respectively.

                             USA TECHNOLOGIES, INC.

                                  JUNE 30, 2004

10. SENIOR NOTES (CONTINUED)

A summary of the activity for the Senior Notes for the years ended June 30, 2004 and 2003 follows:

                                                                       Senior Notes Maturing December 31,
                                                -------------------------------------------------------------------------------
                                                    2003            2004             2005            2006             2007
                                                (2003 Senior    (2004 Senior     (2005 Senior     (2006 Senior     (2007 Senior
                                                   Notes)           Notes)          Notes)           Notes)           Notes)
                                                -------------------------------------------------------------------------------
 Face amount of Senior Notes
  Balance, June 30, 2002                        $ 5,034,000      $ 4,814,593      $   444,083      $        --      $        --
  Issued (rescinded) for cash and services               --         (172,091)       3,571,675               --               --
  2003 and 2004 Senior Notes exchanged
    for 2006 and 2007 Senior Notes               (3,548,000)      (3,363,397)              --        3,548,000        3,363,397
  Conversions to Common Stock                            --               --         (489,608)        (332,500)        (323,334)
                                                -------------------------------------------------------------------------------
  Balance, June 30, 2003                          1,486,000        1,279,105        3,526,150        3,215,500        3,040,063
  Repayment                                         (10,000)              --               --               --               --
  2003 and 2004 Senior Notes exchanged
    for 2006 and 2007 Senior Notes               (1,476,000)        (827,953)              --        1,476,000          827,953
  Conversions to Common Stoc                             --               --         (514,359)      (1,478,000)        (848,619)
                                                -------------------------------------------------------------------------------
  Balance, June 30, 2004                        $        --      $   451,152      $ 3,011,791      $ 3,213,500      $ 3,019,397
                                                ===============================================================================

Debt discount and other issuance costs

  Unamortized costs at June 30, 2002            $  (750,295)     $(2,928,567)     $  (323,988)     $        --      $        --
  Debt discount (created) reduced for
    (issuances) rescissions                              (2)         169,365       (2,933,392)      (1,287,749)        (621,459)
  Amortization and write-off of unamortized
    costs upon conversions to Common
    Stock                                           448,934        1,004,748        1,104,157          183,580           24,607
  Loss on modification for exchanges of
    2003 and 2004 Senior Notes for 2006
    and 2007 Senior Notes                           221,130        1,300,524               --               --               --
                                                -------------------------------------------------------------------------------
  Unamortized costs at June 30, 2003                (80,233)        (453,930)      (2,153,223)      (1,104,169)        (596,852)
  Debt discount from issuances                           --               --               --       (1,155,475)        (825,532)
  Amortization and write-off of unamortized
    costs upon conversions to Common
    Stock                                            32,803          133,180        1,052,231        1,329,255          827,064
  Loss on modification for exchanges of
    2003 and 2004 Senior Notes for 2006
    and 2007 Senior Notes                            47,430          271,485               --               --               --
                                                -------------------------------------------------------------------------------
  Unamortized costs at June 30, 2004            $        --      $   (49,265)     $(1,100,992)     $  (930,389)     $  (595,320)
                                                ===============================================================================

                             USA TECHNOLOGIES, INC.

                                  JUNE 30, 2004

10. SENIOR NOTES (CONTINUED)

                                                             Senior Notes Maturing December 31,
                                        -------------------------------------------------------------------------------
                                            2003            2004             2005              2006            2007
                                        (2003 Senior    (2004 Senior     (2005 Senior      (2006 Senior    (2007 Senior
                                           Notes)           Notes)           Notes)            Notes)          Notes)
                                        -------------------------------------------------------------------------------
Senior Notes reflected in the
Consolidated Balance Sheet:
  June 30, 2003
    Face amount                         $ 1,486,000      $ 1,279,105      $ 3,526,150      $ 3,215,500      $ 3,040,063
    Unamortized costs                       (80,233)        (453,930)      (2,153,223)      (1,104,169)        (596,852)
                                        -------------------------------------------------------------------------------
                                        $ 1,405,767      $   825,175      $ 1,372,927      $ 2,111,331      $ 2,443,211
                                        ===============================================================================

  June 30, 2004
    Face amount                         $        --      $   451,152      $ 3,011,791      $ 3,213,500      $ 3,019,397
    Unamortized costs                            --          (49,265)      (1,100,992)        (930,389)        (595,320)
                                        -------------------------------------------------------------------------------
                                        $                    401,887      $ 1,910,799      $ 2,283,111      $ 2,424,077
                                        ===============================================================================

During the year ended June 30, 2003 and through December 31, 2003, the holders of the Senior Notes had the right to purchase shares of the Company's Common Stock at $0.20 per share using quarterly interest payments that were due in lieu of a cash payment of the interest. Additionally, for each share purchased, the note holder was entitled to receive a warrant to purchase one share of the Company's Common Stock at $0.20 per share exercisable at any time through June 30, 2004 (extended to August 30, 2004). For the years ended June 30, 2004 and 2003, 1,061,284 and 2,315,000 shares of Common Stock, respectively, were issued (along with an identical number of warrants) for payment of interest due of $212,238 and $448,647, respectively. The fair value of the warrants issued and the beneficial conversion feature related to the $0.20 per share rate used to convert the interest to shares of Common Stock totaled $266,258 and $411,603 for the years ended June 30, 2004 and 2003, respectively, and have been recorded as additional interest expense.

During the year ended June 30, 2002, the Company executed a Securities Purchase Agreement with an investment company for the purchase of $325,000 (as amended) of a 9.75% Convertible Debenture (the Debenture) due August 2004. Interest on the Debenture was payable monthly in arrears and the Debenture was convertible at a price equal to the lesser of $1.00 or 72% (80% prior to June 18, 2002) of the lowest closing bid price of the Company's Common Stock during the 20 day period prior to the conversion. At the time of conversion, the Company issued to the Debenture holder warrants to purchase an amount of Common Stock equal to ten times the number of shares issued upon the conversion of the Debenture. The warrants were exercisable at the same conversion price as the Debenture. During the year ended June 30, 2003 the investment company converted the remaining $243,000 of the Debenture, resulting in the issuance of 2,467,225 shares of Common Stock. The investment company also exercised warrants resulting in the issuance of 17,465,469 and 7,206,893 shares of Common Stock and generating net cash proceeds of $1,591,296 and $630,000 during the years ended June 30, 2004 and 2003, respectively.

                             USA TECHNOLOGIES, INC.

                                  JUNE 30, 2004

11. PREFERRED STOCK

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

Cumulative unpaid dividends at June 30, 2004 and 2003 amounted to $6,677,180 and $5,913,107, respectively. Cumulative unpaid dividends are convertible into common shares at $10.00 per common share at the option of the shareholder. During the years ended June 30, 2004 and 2003, certain holders of the Preferred Stock converted 1,750 and 4,790 shares, respectively, into 1,750 and 4,790 shares of Common Stock, respectively. Certain of these shareholders also converted cumulative preferred dividends of $22,440 and $56,050, respectively, into 2,244 and 5,605 shares of Common Stock during the years ended June 30, 2004 and 2003, respectively. The Series A Preferred Stock may be called for redemption at the option of the Board of Directors at any time on and after January 1, 1998 for a price of $11.00 per share plus payment of all accrued and unpaid dividends. No such redemption has occurred as of June 30, 2004. In the event of any liquidation, the holders of shares of Series A Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders.

12. COMMON STOCK

The Company's Board of Directors has authorized various Common Stock private placement offerings. Activity for these offerings during the years ended June 30, 2004 and 2003 is as follows:

      o The 2004-A Private Placement Offering was authorized during fiscal year 2004 for the issuance of common stock at $0.15 per share. During the year ended June 30, 2004, there were 28,290,833 shares issued generating net proceeds of $4,207,080. Included in this amount are subscriptions receivable of $300,000 at June 30, 2004, which were collected by the Company during July 2004. Participants in the offering were granted one warrant to purchase shares of Common Stock for every two shares of Common Stock purchased and are exercisable at $0.20 per share through December 31, 2004.

                             USA TECHNOLOGIES, INC.

                                  JUNE 30, 2004

12. COMMON STOCK (CONTINUED)

      o The 2003-A Private Placement Offering was authorized during fiscal year 2003 for the issuance of common stock at $0.10 per share. During the years ended June 30, 2004 and 2003, there were 4,377,036 and 78,636,082 shares, respectively, issued generating net proceeds of $432,754 and $7,792,133, respectively. The Company also issued 695,000 and 1,854,390 shares under this offering during the years ended June 30, 2004 and 2003, respectively, for services rendered by consultants amounting to $185,000 and $397,889, respectively.

      o During the year ended June 30, 2004, 20,010,000 shares of Common Stock were issued to accredited investors at $0.25 per share in four private placement offerings generating net proceeds of $5,002,500.

      o During the year ended June 30, 2003, 10,571,429 shares of Common Stock were issued to accredited investors at per share prices ranging from $0.07 to $0.12 in five private placement offerings generating net proceeds of $957,925. These investors were also granted warrants in connection with these private placement offerings to purchase 18,892,858 shares of Common Stock at per share prices ranging from $0.07 to $0.15 and expiring from May 2003 to October 2007. None of these warrants were exercised during the year ended June 30, 2003.

During the year ended June 30, 2004, the Company's Board of Directors granted additional warrants to purchase shares of Common Stock to Senior Note holders who chose to receive shares of Common Stock in lieu of being paid cash for interest on their notes. The grant was one additional warrant for each warrant previously granted in conjunction with receiving shares for interest and totaled warrants to purchase 3,662,481 shares of Common Stock at $0.20 per share expiring on December 31, 2004.

During the year ended June 30, 2003, the Company's Board of Directors granted warrants to purchase shares of Common Stock to the holders of all Senior Notes at the time of grant. The grant equaled 75% of the face amount of the Senior Notes and totaled 10,306,026 warrants exercisable at $0.10 per share through October 31, 2003. An additional warrant was granted for each of the initial warrants exercised on the same terms and as a result, an additional 7,943,384 warrants to purchase Common Stock were granted.

During the year ended June 30, 2004, warrants and stock options were exercised to purchase 32,179,321 shares of Common Stock at share prices ranging from $0.07 to $0.20, generating proceeds of $2,800,472. During the year ended June 30, 2003, warrants were exercised to purchase 17,686,489 shares of Common Stock at $0.10 per share, generating proceeds of $1,768,651.

                             USA TECHNOLOGIES, INC.

                                  JUNE 30, 2004

12. COMMON STOCK (CONTINUED)

In July 2003, the Company and the Company's Chief Executive Officer ("CEO") amended the terms of his Executive Employment Agreement (expiring June 2005). Under the terms of the previous Executive Employment Agreement, the CEO would have been granted seven percent (non-dilutive) of all the then issued and outstanding shares of the Company's Common Stock in the event a "USA Transaction" (as defined) occurs, which among other events includes a change in control of the Company. The amended terms of the Executive Employment Agreement, eliminates the seven percent (non-dilutive) right to receive Common Stock upon a "USA Transaction" and granted the CEO an aggregate of 14,000,000 shares of Common Stock (subject to adjustment for stock splits or combinations) in the event a "USA Transaction" occurs. In exchange for the amendment of these terms, the Company issued the CEO 10,500,000 shares of its Common Stock valued at $4,620,000 or $0.44 per share representing the quoted market price of the Company's Common Stock on the date the amendment was entered into and the shares were granted. In connection with this amendment, the CEO also entered into a lock-up agreement pursuant to which he can not sell 2,500,000 of these shares for a one-year period and 8,000,000 of these shares for a two-year period. The CEO is not required to pay any additional consideration for these shares of Common Stock. At the time of a "USA Transaction", all of the 14,000,000 shares are automatically deemed to be issued and outstanding, and will be entitled to be treated as any other issued and outstanding shares of Common Stock. These shares are irrevocable and fully vested, have no expiration date, and are not affected by the termination of the CEO for any reason whatsoever.

In addition to the shares issued to the CEO, there were 920,727 and 3,895,052 shares of Common Stock issued to certain employees and officers for services and for professional services during the years ended June 30, 2004 and 2003, respectively. The value of these shares was based upon the fair value of the Company's Common Stock on the dates the shares were granted and totaled $237,040 and $847,742 for the years ended June 30, 2004 and 2003, respectively.

During the year ended June 30, 2004, 500,000 shares of Common Stock were issued to an accredited investor as settlement resulting from a non-registration event as defined under the subscription agreement dated November 4, 2002.

                             USA TECHNOLOGIES, INC.

                                  JUNE 30, 2004

12. COMMON STOCK (CONTINUED)

A Common Stock purchase agreement with an accredited investor was initially executed in June 2004 and then replaced in August 2004 with a new agreement (the "Common Stock Agreement"). Pursuant to the Common Stock Agreement, the investor agreed to purchase shares of the Company's Common Stock, provided that the aggregate purchase price does not exceed $7,500,000. Under the Common Stock Agreement, the Company has the right at any time to require the investor to purchase Common Stock from the Company at the lower of: (i) $0.30 per share; or
(ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to the investor of notice of his obligation to purchase. The Company can require the investor to purchase shares under the Common Stock Agreement only if the shares have been registered by the Company for resale under the Act. Such shares were registered effective August 13, 2004. Additionally, the shares are only available for purchase for a period of one year from the date the shares are registered under the Act. During any calendar month, the investor cannot be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $700,000. Although the Company has registered 35,000,000 shares for resale by the investor, the Company has the right in the future, if necessary, to register additional shares in order to ensure that a sufficient number of shares are available for purchase by the investor. The Company has agreed to pay the investor a due diligence fee of $45,000 in connection with this transaction. Subsequent to year end, the Company issued 5,632,275 shares of Common Stock under the Common Stock Agreement for total gross proceeds of $647,000.

As of June 30, 2004, the Company has reserved shares of Common Stock for future issuance for the following:

Exercise of Common Stock Options                                      1,897,472
Exercise of Common Stock Warrants                                    33,457,191
Conversions of Preferred Stock and cumulative
  Preferred Stock dividends                                           1,190,460
Conversions of Senior Notes                                          47,351,320
                                                                     ----------
Total shares reserved for future issuance                            83,896,443
                                                                     ==========

13. COMMON STOCK WARRANTS AND OPTIONS

Common Stock Warrant activity for the years ended June 30, 2004 and 2003 was as follows:

                                                                WARRANTS
                                                              ------------
       Outstanding at June 30, 2002                             6,839,820
           Issued                                              76,286,145
           Exercised                                          (18,894,241)
           Cancelled                                           (2,104,000)
                                                              -----------
       Outstanding at June 30, 2003                            62,127,724
           Issued                                              18,873,932
           Exercised                                          (32,060,459)
           Cancelled                                          (15,484,006)
                                                              -----------
       Outstanding at June 30, 2004                            33,457,191
                                                              ===========

                             USA TECHNOLOGIES, INC.

                                  JUNE 30, 2004

13.  COMMON STOCK WARRANTS AND OPTIONS (CONTINUED)

All Common Stock warrants outstanding as of June 30, 2004 were exercisable. The following table shows exercise prices and expiration dates for warrants outstanding as of June 30, 2004:

               WARRANTS       EXERCISE PRICE
             OUTSTANDING         PER SHARE          EXPIRATION DATE
             ------------------------------------------------------

                3,600,607          $0.20          August 30, 2004
                2,500,000          $0.10          December 22, 2004
               17,807,898          $0.20          December 31, 2004
                   75,000          $1.25          June 30, 2006
                7,142,858          $0.07          October 26, 2007
                  750,000          $0.07          November 15, 2007
                1,200,000          $0.91          August 29, 2010
                  377,927          $1.00          April 24, 2011
                    2,901          $1.03          April 30, 2011
               ----------
               33,457,191
               ==========

During the years ended June 30, 2004 and 2003, the Company's Board of Directors amended the terms of certain outstanding Common Stock Warrants whereby the exercise price was reduced and the expiration dates were extended. The above table reflects the status of the warrants as of June 30, 2004.

The Company's Board of Directors has granted options to employees and Board members to purchase shares of Common Stock at prices that were at or above fair market value on the dates the options were granted. The option term and vesting schedule were established by the contracts under which the options were granted.

In April 2004, the Company's Board of Directors established and authorized the 2004-A Stock Compensation Plan for use in compensating employees, directors and consultants through the issuance of shares of Common Stock of the Company. There were 500,000 shares authorized under the Plan. As of June 30, 2004 there were 90,727 shares issued under the Plan.

                             USA TECHNOLOGIES, INC.

                                  JUNE 30, 2004

13. COMMON STOCK WARRANTS AND OPTIONS (CONTINUED)

Common Stock Option activity during the years ended June 30, 2004 and 2003 was as follows:

                                             OPTIONS          EXERCISE PRICE
                                           OUTSTANDING          PER SHARE
                                           ---------------------------------
Outstanding at June 30, 2002                5,290,485          $0.165-$5.00
     Canceled or expired                   (2,383,000)         $0.40-$5.00
                                           ---------------------------------
Outstanding at June 30, 2003                2,907,485          $0.165-$2.50
     Granted                                  300,000          $0.30
     Exercised                               (223,862)         $0.165
     Canceled or expired                   (1,086,151)         $0.165-$2.50
                                           ---------------------------------
Outstanding at June 30, 2004                1,897,472          $0.165-$2.00
                                           =================================

The following table shows exercise prices and the weighted average remaining contractual life for options outstanding as of June 30, 2004. All Common Stock Options outstanding as of June 30, 2004 were exercisable except for the options granted at an exercise price of $.30 per share, none of which were exercisable as of June 30, 2004.

           OPTIONS       EXERCISE PRICE        WEIGHTED AVERAGE REMAINING
         OUTSTANDING       PER SHARE            CONTRACTUAL LIFE (YEARS)
         ----------------------------------------------------------------
          1,465,805         $0.165                        2.92
            300,000         $0.30                         2.96
            125,000         $1.00                         1.67
              6,667         $2.00                         2.00
          ---------
          1,897,472
          =========

As there were no stock options granted during the year ended June 30, 2003 and all options granted through June 30, 2002 were vested as of that date, pro-forma net loss and pro-forma net loss per common share under FAS 123 for the year ended June 30, 2003 would be the same as reported by the Company under APB 25.

                             USA TECHNOLOGIES, INC.

                                  JUNE 30, 2004

13. COMMON STOCK WARRANTS AND OPTIONS (CONTINUED)

During the year ended June 30, 2004, stock options were granted to one individual to purchase 300,000 shares of Common Stock of the Company at $0.30 per share. The pro-forma disclosures required by FAS 123 have not been included for June 30, 2004 as the fair value of options granted for the year ended June 30, 2004 were not considered to be material. The fair value of the stock options granted, $0.16, was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions.

         Dividend yield                          0%
         Expected stock price volatility      0.971
         Risk-free interest rate               4.0%
         Expected life, in years                  3

14. TERMINATION OF KODAK VENDING PLACEMENT AGREEMENT

The Company's wholly owned subsidiary, Stitch, entered into a vending placement agreement whereby Stitch agreed to purchase film and cameras directly from Eastman Kodak Company and vending machines from a supplier. Stitch placed the vending machines at numerous locations throughout the United States under agreements negotiated with the location owners and derived revenues amounting to $358,484 and $1,092,167 for the years ended June 30, 2004 and 2003, respectfully.

During 2003, Stitch alleged that the supplier and another party to the vending agreement breached the vending agreement and the supplier and the other party to the vending agreement alleged that Stitch had breached the vending agreement. Effective December 31, 2003, the parties finalized a settlement of this matter which resulted in the termination of the vending agreement. Under the settlement agreement, the Company received a payment from Kodak of approximately $675,000. The agreement also provides for the Company to receive payments of $300 per vending machine from the supplier of the vending machines, as the machines are pulled from service at the supplier's sole cost and expense. Upon receipt of the $300 per machine, title to the vending machine transfers from Stitch to the supplier. Through June 30, 2004, the Company has received approximately $41,400 for these machines. The agreement also provided that the supplier cancel a $124,000 obligation of Stitch for the purchase of vending machines.

This termination agreement resulted in a gain of $429,204 during the year ended June 30, 2004 and is reflected as Other income in the June 30, 2004 Consolidated Statement of Operations. This gain is comprised of the payment from Kodak of approximately $675,000 plus the cancellation of Stitch's obligation to the supplier of the vending machines of approximately $124,000 less a write-down of the carrying value of vending machines of approximately $367,000 and a net write-off of amounts due to and from Kodak of $3,000. The remaining vending machines are reported as assets held for sale in the June 30, 2004 Consolidated Balance Sheet, as it was determined that the plan of sale criteria in FAS 144 was met in the termination agreement, at which time depreciation of these assets ceased.

                             USA TECHNOLOGIES, INC.

                                  JUNE 30, 2004

15. RETIREMENT PLAN

The Company's Savings and Retirement Plan (the "Plan") allows employees who have attained the age of 21 and have completed six months of service to make voluntary contributions up to a maximum of 15% of their annual compensation, as defined in the Plan. Through June 30, 2000, the Plan did not provide for any matching contribution by the Company, however, starting at the beginning of fiscal year 2001, the Company has amended the Plan to include a Company matching contribution up to 10% of an employee's compensation. Effective January 1, 2003, the matching contribution changed to a dollar-for-dollar matching contribution on salary deferrals up to 3% of the employee's compensation then a fifty-cents on the dollar matching contribution on salary deferrals from 3% to 5%. The Company's contribution for the years ended June 30, 2004 and 2003 was approximately $78,000 and $67,000, respectively.

16. LEASE COMMITMENTS

The Company conducts its operations from various facilities under operating leases. In March 2003, the Company entered into a lease for 12,864 square feet of space located in Malvern, Pennsylvania for its principal executive office and used for general administrative functions, sales activities, and product development. The lease term extends through December 31, 2008 and provides for escalating rent payments and a period of free rent prior to the commencement of the monthly lease payment in January 2004 of approximately $25,000 per month.

In connection with the acquisition of the energy conservation product line in July 2003 from Bayview Technology Group, LLC, the Company assumed leases for 6,384 square feet of space located in Denver, CO used for administrative functions, sales activities and product warehousing associated with our Miser products. The lease terms extend through June 30, 2005 and provide for escalating rent payments currently at $8,200 per month. The lease provides for additional rent for a prorated share of operating costs for the entire facility.

                             USA TECHNOLOGIES, INC.

                                  JUNE 30, 2004

16. LEASE COMMITMENTS (CONTINUED)

Rent expense under operating leases was approximately $450,000 and $292,000 during the years ended June 30, 2004 and 2003, respectively. Future minimum lease payments subsequent to June 30, 2004 under capital and noncancelable operating leases are as follows:

                                                           CAPITAL    OPERATING
                                                            LEASES      LEASES
                                                         -----------------------

2005                                                     $  5,622    $   462,000
2006                                                        1,060        339,000
2007                                                           --        313,000
2008                                                           --        319,000
2009 and thereafter                                            0-        161,000
                                                         -----------------------
Total minimum lease payments                                6,682    $ 1,594,000
                                                                     ===========
Less amount representing interest                             134
                                                         --------
Present value of net minimum lease payments                 6,548
Less current obligations under capital leases               5,491
                                                         --------
Obligations under capital leases, less current portion   $  1,057
                                                         ========

17.  CONTINGENCIES

Various legal actions and claims occurring in the normal course of business are pending or may be instituted or asserted in the future against the Company. The Company does not believe that the resolution of these matters will have a material effect on the financial position or results of operations of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 8A. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of June 30, 2004. Based on this evaluation, they conclude that the disclosure controls and procedures effectively ensure that the information required to be disclosed in the Company's filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)  Changes in internal controls.

There have been no changes during the quarter ended June 30, 2004 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

Our Directors and executive officers, on September 28, 2004, together with their ages and business backgrounds were as follows:

Name                                Age        Position(s) Held
----                                ---        ----------------
George R. Jensen, Jr.                55       Chief Executive Officer,
                                              Chairman of the Board of Directors
Stephen P. Herbert                   41       President, Director
Haven Brock Kolls, Jr.               39       Vice President - Research and
                                              Development
Mary West Young                      49       Chief Financial Officer
William W. Sellers (1)(2)            83       Director
William L. Van Alen, Jr. (1)(2)      71       Director
Steven Katz (1)                      56       Director
Douglas M. Lurio (2)                 47       Director
----
(1) Member of Compensation Committee
(2) Member of Audit Committee

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

Mary West Young joined USA in April 2004 and was named our Chief Financial Officer in May 2004. From 2001 to 2003, Ms. Young served as Senior Vice President-Finance, Controller and Chief Accounting Officer of RCN Corporation, and from 1998 to 2000 she served as Vice President - Finance and Corporate Controller for De Lage Landen Financial Services, Inc. Ms. Young held several management positions in International, Treasury and Accounting with Verizon from 1984 to 1992 and 1994 to 1998. Ms. Young received her Bachelor of Science and Masters of Business Administration degrees from La Salle University and is a Certified Public Accountant.

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

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that the Company does not have an audit committee financial expert (as defined under the rules of the Securities and Exchange Commission) serving on its audit committee. The Company believes that the current members of the audit committee have sufficient knowledge, background, and experience to fulfill their responsibilities, and at the present time, it is not necessary to have such a financial expert serving on the audit committee.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a Code of Business Conduct and Ethics that applies to all executive officers, directors and employees of the Company. The Code of Business Conduct and Ethics is attached as an exhibit to this Annual Report on Form 10-KSB.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of Common Stock. Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

George R. Jensen, Jr. did not timely report 4 transactions and filed 3 late reports; Stephen P. Herbert did not timely report 5 transactions and filed 3 late reports; William Van Alen, Jr. did not timely report 18 transactions (relating primarily to quarterly interest received for past quarters) and filed 2 late reports; Steven Katz did not timely report 1 transaction and filed 1 late report; William W. Sellers did not timely reports 12 transactions (relating primarily to quarterly interest received for past quarters) and filed 1 late report; H. Brock Kolls did not timely report 2 transactions and filed 1 late report; and Mary West Young did not timely file 3 transactions and filed 1 late report.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to compensation paid or accrued by the Company during the fiscal years ended June 30, 2002, June 30, 2003 and June 30, 2004 to each of the executive officers and employee of the Company named below:

                           SUMMARY COMPENSATION TABLE

                                Fiscal
Name and Principal Position     Year               Annual Compensation                 Long Term Compensation
------------------------------ ------ -------------------------------------------    --------------------------
                                                                                                     Securities
                                                                   Other Annual       Restricted     Underlying
                                          Salary     Bonus(1)     Compensation(2)    Stock Awards    Options(3)
------------------------------ ------ -------------------------------------------------------------------------
George R. Jensen, Jr.,          2004    $217,500   $4,870,000(4)     $ 17,875           --                  --
Chief Executive Officer,        2003    $189,038     $250,000        $223,211           --                  --
                                2002    $135,000     $288,000        $ 80,000           --             320,000

Stephen P. Herbert,             2004    $192,692     $225,000        $ 17,875           --                  --
President                       2003    $183,854     $225,000        $185,317           --                  --
                                2002    $125,000     $270,000        $ 80,000           --             300,000

H. Brock Kolls, Senior Vice     2004    $156,923     $ 60,000        $ 63,205           --                  --
President, Research &           2003    $150,000     $ 25,000        $ 64,493           --                  --
Development                     2002    $125,769     $180,000        $ 50,000           --             250,000

Adele H. Hepburn                2004    $130,000     $167,075           --              --                  --
Director of Investor            2003    $ 91,000     $282,382           --              --                  --
Relations                       2002    $ 91,000     $472,609           --              --             500,000

Mary W. Young
Chief Financial Officer(5)      2004    $24,187      $33,636            --              --             300,000

(1) For fiscal year 2004 includes: 10,500,000 shares valued at $0.44 per share, in connection with the amendment of his employment agreement, and a $250,000 cash bonus for Mr. Jensen; a $225,000 cash bonus for Mr. Herbert; a $60,000 cash bonus for Mr. Kolls; a cashless exercise of 470,750 warrants into 470,750 shares valued at $0.10 per share and a $120,000 cash bonus for Ms. Hepburn; and 200,000 shares valued at $0.168 per share for Ms. Young. For fiscal year 2003 includes: a $100,000 Senior Note due 2005, including 2,000,000 shares valued at $0.20, and $150,000 cash bonus for Mr. Jensen; a $100,000 Senior Note due 2005, 200,000 shares valued at $0.20 and a $125,000 cash bonus for Mr. Herbert; a $25,000 cash bonus for Mr. Kolls; and a $100,000 Senior Note due 2005, including 200,000 shares valued at $0.20 a share, $41,095 Senior Note due 2004, and a $100,000 cash bonus for Ms. Hepburn. For fiscal year 2002, amount represents shares of Common Stock issued to the executive officers valued at $0.45 per share, which was the market value on the date of grant (Mr. Jensen-640,000 shares; Mr. Herbert-600,000 shares; and Mr. Kolls-400,000 shares). For Adele Hepburn in fiscal 2002, the bonus includes $408,267 of non-cash compensation, as follows:
435,334 shares of Common Stock at $0.60; 384,334 shares at $0.10; and a $108,834
2001 - D 12% Senior Notes due December 31, 2003.

(2) Represents cash payments authorized to reimburse certain executive officers for tax payments incurred from the award of a previous bonus as well as car allowance payments.

(3) In July 1999, the Company extended the expiration dates to June 30, 2001 for the options to acquire Common Stock as held by the following directors, officers, and employee: Adele Hepburn - 77,000 options; H. Brock Kolls - 20,000 options; William Sellers - 15,500 options; and William Van Alen - 12,500 options. All of the foregoing options would have expired in the first two calendar quarters of the year 2000 or the first calendar quarter of year 2001. In February 2001, all these options were further extended until June 30, 2003, and in addition the expiration dates of the following additional options were also extended to June 30, 2003: H. Brock Kolls - 20,000 options; Stephen Herbert
- 40,000 options; Michael Lawlor - 3,750 options; George Jensen - 200,000 options. In October 2000, the Company issued to George R. Jensen, Jr., fully vested options to acquire up to 200,000 shares of Common Stock at $1.50 per share. The options were exercisable at any time within two years following issuance. In February 2001, the Company extended the expiration date of these options until June 30, 2003. Effective December 31, 2002, all of the outstanding options (whether vested or unvested) then held by each of Messrs. Jensen, Herbert, Kolls, Maxwell, Sellers, Van Alen, Katz, Lurio and Boynton were voluntarily canceled by each of the foregoing individuals.

(4) Prior to July 2003, Mr. Jensen's employment agreement provided that upon the occurrence of a USA Transaction he would receive that number of shares equal to seven percent of all of the then issued and outstanding shares on a fully converted basis. During July 2003, the Company and Mr. Jensen agreed to amend Mr. Jensen's employment agreement so that upon the occurrence of a USA Transaction he would receive only four percent of the authorized shares as of July 2003. Based upon the authorized shares as of July 2003 of 350,000,000, the fixed number of shares to be issued to Mr. Jensen by the Company upon the occurrence of a USA Transaction was now only 14,000,000 shares. Under the new amended agreement, the 14,000,000 shares became subject to dilution (i.e., did not increase in order to reflect subsequent issuances by the Company of its shares). Under the prior agreement, the number of shares to be issued to Mr. Jensen was not subject to dilution (i.e., would be increased in order to reflect subsequent issuances by the Company of its shares) and was based upon the actual total number of shares outstanding at the time of a USA Transaction.

For example, if a USA Transaction occurred while there were 475,000,000 shares then outstanding on a fully converted basis, Mr. Jensen would have received 33,250,000 shares under his prior agreement rather than the fixed number of 14,000,000 shares under his new amended agreement.

During July 2003, the Company issued to Mr. Jensen an aggregate of 10,500,000 shares of restricted Common Stock, 2,500,000 shares of which were issued as compensation to Mr. Jensen, and 8,000,000 shares of which were issued to Mr. Jensen in connection with the employment agreement amendment described above. In accordance with generally accepted accounting principles, the Company was required to value these shares at $.44 per share or an aggregate of $4,620,000.

(5) Employment commenced on April 28, 2004.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)
--------------------------------------------------------------------------------

         Number of              Percent of           Exercise        Expiration
         securities             total options        base price      date
         underlying             granted to           ($/share)
         options granted        employees in
Name     (#)                    fiscal year
--------------------------------------------------------------------------------
Mary West Young 300,000 (1)         100%              $.30           (2)

      (1) Conditioned upon Ms. Young's employment, the options vest at a rate of 37,500 per three-month period commencing on July 31, 2004 for an aggregate of 300,000 options on April 30, 2006.

      (2)   The options expire two-years from the date of vesting.

TOTAL OPTIONS EXERCISED IN FISCAL YEAR ENDED JUNE 30, 2004 AND YEAR END VALUES

The following table gives information for options exercised by an executive officer and an employee in fiscal year 2004, and the number of options held by the executive officer and the employee at fiscal year end:

                                                            Number of
                                                            Securities      Value of
                                                            Underlying      Unexercised
                                                            Unexercised     In-the-Money
                                                            Options at      Options at
                                                            FY-End (#)      FY-End($)
Name               Shares Acquired                          Exercisable/    Exercisable/
                   On Exercise (#)    Value Realized ($)    Unexercisable/  Unexercisable/
-------------------------------------------------------------------------------------
Adele H. Hepburn    0                 0                      77,000/0          0

Mary W. Young       0                 0                      0/300,000         0
-------------------------------------------------------------------------------------

EXECUTIVE EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement with Mr. Jensen, which expires June 30, 2005, and is automatically renewed from year to year thereafter unless canceled by Mr. Jensen or the Company. The agreement provides for an annual base salary of $250,000 effective January 1, 2004. Mr. Jensen is entitled to receive such bonus or bonuses as may be awarded to him by the Board of Directors. In determining whether to pay such a bonus, the Board would use its subjective discretion. The Agreement requires Mr. Jensen to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the Agreement and for a period of one year thereafter.

The agreement also grants to Mr. Jensen in the event a "USA Transaction" (as defined below) occurs after the date thereof an aggregate of 14,000,000 shares of Common Stock subject to adjustment for stock splits or combinations ("Jensen Shares"). Mr. Jensen is not required to pay any additional consideration for the Jensen Shares. At the time of any USA Transaction, all of the Jensen Shares are automatically deemed to be issued and outstanding immediately prior to any USA Transaction, and are entitled to be treated as any other issued and outstanding shares of Common Stock in connection with such USA Transaction.

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

The Company has entered into an employment agreement with Mr. Herbert, which expires on June 30, 2005, and is automatically renewed from year to year thereafter unless canceled by Mr. Herbert or the Company. The Agreement provides for an annual base salary of $230,000 per year effective January 1, 2004. Mr. Herbert is entitled to receive such bonus or bonuses as the Board of Directors may award to him. The Agreement requires Mr. Herbert to devote his full time and attention to the business and affairs of the Company and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter. In the event that a USA Transaction (as defined in Mr. Jensen's employment agreement) shall occur, then Mr. Herbert has the right to terminate his agreement upon 30 days notice to USA.

Mr. Kolls has entered into an employment agreement with the Company, which expires on June 30, 2005, and is automatically renewed from year to year thereafter unless canceled by Mr. Kolls or the Company. The agreement provides for an annual base salary of $165,000 per year effective January 1, 2004. Mr. Kolls is entitled to a payment of $5,000 upon each of the following: (i) filing of a new patent application by USA for which he is listed as the inventor; (ii) granting of any such patent application; and (iii) issuance of a patent for any patent application that had been filed prior to April 20, 2004. Mr. Kolls is also entitled to receive such bonus or bonuses as may be awarded to him by the Board of Directors. The Agreement requires Mr. Kolls to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of his agreement and for a period of one year thereafter. In the event that a USA Transaction (as defined in Mr. Jensen's employment agreement) shall occur, then Mr. Kolls has the right to terminate his agreement upon 30 days notice to USA.

Ms. Hepburn has entered into an employment agreement with the Company, which expires on June 30, 2005, and is automatically renewed from year to year thereafter unless canceled by Ms. Hepburn or the Company. The agreement provides for an annual base salary of $130,000 per year effective January 1, 2004. Ms. Hepburn is also entitled to receive such bonus or bonuses as the Board of Directors may award to her. The Agreement requires Ms. Hepburn to devote her full time and attention to the business and affairs of the Company, and obligates her not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter.

Ms. Young has entered into an employment agreement with the Company, which expires on April 30, 2005, and is automatically renewed from year to year thereafter unless canceled by Ms. Young or the Company. The agreement provides for a base annual salary of $165,000 and a discretionary performance-based bonus of up to 35% of her base salary. Ms. Young also received a $30,000 payment that she used to purchase 200,000 shares of restricted Common Stock at $.15 per share as part of the 2004-A private placement offering. Ms. Young was also granted options to purchase up to 300,000 shares of Common Stock of the Company at $.30 per share. The options vest ratably over a two-year period and are exercisable at any time during the two-year period following vesting. The agreement requires Ms. Young to devote her full-time and attention to the business and affairs of the Company, and obligates her not to engage in any investments or activities which would compete with the Company during the term of her agreement and for a period of one year thereafter.

COMPENSATION OF DIRECTORS

Members of the Board of Directors receive cash and equity compensation for serving on the Board of Directors, as determined from time to time by the Compensation Committee with subsequent approval thereof by the Board of Directors.

The only compensation paid to our Directors during the fiscal year ended June 30, 2004 was during June 2004, when we paid $30,000 to each of Messrs. Sellers and Van Alen for services as Chairperson of the Compensation Committee and the Audit Committee, respectively, rendered during the two prior fiscal years. As a condition of the payment, each agreed to purchase 200,000 shares of Common Stock at $.15 per share as part of our 2004-A private placement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

COMMON STOCK

The following table sets forth, as of June 30, 2004, the beneficial ownership of the Common Stock of each of the Company's directors and executive officers, the other employee named in the summary compensation table set forth above, as well as by the Company's directors and executive officers as a group. Except as set forth below, the Company is not aware of any beneficial owner of more than five percent of the Common Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable:

                                        Number of Shares
Name and Address                        of Common Stock           Percent
of Beneficial Owner                     Beneficially Owned(1)     of Class(2)
-------------------                     ---------------------     -----------
George R. Jensen, Jr.                    10,821,000 shares(3)            2.48%
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355

Stephen P. Herbert                        3,236,050 shares(4)             *
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355

Haven Brock Kolls, Jr.                      707,325 shares(5)             *
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355

Adele H. Hepburn                          9,112,859 shares(6)            2.09%
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355

Douglas M. Lurio                            921,463 shares(7)             *
2005 Market Street, Suite 2340
Philadelphia, Pennsylvania 19103

William W. Sellers                        2,712,486 shares(8)             *
701 Eagle Road
Wayne, Pennsylvania 19087

Steven Katz                                 535,000 shares                *
440 South Main Street
Milltown, New Jersey 08850

William L. Van Alen, Jr.                  2,773,269 shares(9)             *
P.O. Box 727
Edgemont, Pennsylvania 19028
Mary West Young                             200,000 shares                *
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355

All Directors and Executive Officers
As a Group (8 persons)                  21,906,593 shares(10)            5.03%
---------
*Less than one percent (1%)

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities. Shares of Common Stock issuable upon conversion of the Preferred Stock, shares issuable upon the conversion of Convertible Senior Notes, or shares of Common Stock issuable upon exercise of warrants and options currently exercisable, or exercisable within 60 days of June 30, 2004, are deemed to be beneficially owned for purposes hereof.

(2) On June 30, 2004 there were 351,654,131 shares of Common Stock and 522,742 shares of Preferred Stock issued and outstanding. For purposes of computing the percentages under this table, it is assumed that all shares of issued and outstanding Preferred Stock have been converted into 522,742 shares of Common Stock, that all of the options to acquire Common Stock which have been issued and are fully vested as of June 30, 2004 (or within 60-days of June 30, 2004) have been converted into 1,897,472 shares of Common Stock. For purposes of computing such percentages it has also been assumed that all of the remaining Common Stock Warrants have been exercised for 33,457,191 shares of Common Stock; that all of the Senior Notes have been converted into 47,351,320 shares of Common Stock; and that all of the accrued and unpaid dividends on the Preferred Stock as of June 30, 2004 have been converted into 667,718 shares of Common Stock. Therefore, 435,550,574 shares of Common Stock were treated as issued and outstanding for purposes of computing the percentages under this table.

(3) Includes 511,000 shares of Common Stock beneficially owned by his spouse. Does not include the right granted to Mr. Jensen under his Employment Agreement to receive Common Stock upon the occurrence of a USA Transaction (as defined therein). See "Executive Employment Agreements". Includes 6,000,000 shares owned by George R. Jensen, Jr. Grantor Retained Unitrust dated July 14, 2003 over which Mr. Jensen retains beneficial ownership.

(4) Includes 250,000 shares issuable to Mr. Herbert upon the conversion of Senior Notes, 1,050 shares of Common Stock beneficially owned by his child, 600,000 shares of Common Stock beneficially owned by his spouse, 250,000 shares issuable upon the conversion of Senior Notes beneficially owned by his spouse and 250,000 shares issuable to Mr. Herbert upon the exercise of warrants.

(5) Includes 12,000 shares of Common Stock owned by Mr. Kolls' spouse, 150,000 shares issuable to his spouse upon conversion of her Senior Note and 3,600 shares issuable upon the exercise of warrants beneficially owned by his spouse.

(6) Includes 473,044 shares of Common Stock owned by her spouse, 5,150 shares underlying Series A Preferred Stock held by her and her spouse, 1,615,418 shares issuable upon the conversion of her Senior Notes, 58,495 shares issuable upon the conversion of Senior Notes beneficially owned by her spouse, 212,025 shares issuable upon the exercise of her warrants, and 77,000 shares upon exercise of options.

(7) Includes 225,000 shares issuable upon conversion of Senior Notes and 13,500 shares issuable upon exercise of warrants.

(8) Includes 17,846 shares of Common Stock owned by the Sellers Pension Plan of which Mr. Sellers is a trustee, 4,952 shares of Common Stock owned by Sellers Process Equipment Company of which he is a Director, 10,423 shares of Common Stock owned by Mr. Seller's wife, 408,334 shares issuable upon conversion of his Senior Notes and 143,366 shares issuable upon the exercise of warrants.

(9) Includes 266,670 shares of Common Stock issuable to Mr. Van Alen upon conversion of his Senior Notes, 548,566 shares issuable upon the exercise of warrants and 4,000 shares of Common Stock beneficially owned by his spouse.

(10)   Includes all shares of Common Stock described in footnotes (3) through
       (5) and (7) through (9) above.

PREFERRED STOCK

The following table sets forth, as of June 30, 2004 the beneficial ownership of the Preferred Stock by the Company's directors and executive officers, the other employee named in the Summary Compensation Table set forth above, as well as by the Company's directors and executive officers as a group. Except as set forth below, the Company is not aware of any beneficial owner of more than five percent of the Preferred Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Preferred Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.
                                      Number of Shares
Name and Address of                   of Preferred Stock           Percent
Beneficial Owner                      Beneficially Owned         of Class(l)
-------------------                   ------------------         -----------

Adele H. Hepburn
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355
                                       5,150 shares (2)              *

All Directors and
Executive Officers
As a Group (8 persons)                     0 shares                  *
--------------------
*    Less than 1%

(1) There were 522,742 shares of Preferred Stock issued and outstanding as of June 30, 2004.

(2) Ms. Hepburn is an employee of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal years ended June 30, 2004 and June 30, 2003, the Company incurred charges to Lurio & Associates, P.C., of which Mr. Lurio is President and a shareholder, for professional fees of approximately $391,000 and $305,000 respectively, for legal services rendered to the Company by such law firm. During the years ended June 30, 2004 and 2003, the Company accrued approximately $32,000 and $22,000, respectively, for these services. Mr. Lurio is a Director of the Company.

In October 2002, the Company approved the issuance to each of George R. Jensen, Jr., our Chief Executive Officer, and Stephen P. Herbert, our President and Chief Operating Officer, of $100,000 of the Senior Note offering. Pursuant thereto, each of them received a $100,000 12% Senior Note due December 31, 2005, and the related 200,000 shares of Common Stock. Both Mr. Jensen and Mr. Herbert earned the Note and related shares in fiscal 2003 for services rendered. In October 2002, the Company approved the issuance of $100,000 of the Senior Note offering and 200,000 related shares of Common Stock to Adele Hepburn for services rendered during the 2002 calendar year. Ms. Hepburn earned the Note and related shares in fiscal 2003 for services rendered.

In April and May 2003, the Company authorized the payment of $420,000 over the following six months to its five executive officers. The payments are to assist in the 2002 tax liability incurred by the executives due to common stock bonuses received by them during calendar year 2002.

During March through August, 2003, certain Directors, officers, an employee, and members of their immediate family, invested in the 2003-A Private Placement of USA shares at $.10 per share, as follows: Adele Hepburn purchased 5,422,000 shares ($543,200); Austin Hepburn purchased 30,000 shares ($3,000); Adele Hepburn IRA purchased 415,000 shares ($41,500); Stephen Herbert purchased 1,000,000 shares ($100,000); Julie Herbert purchased 250,000 shares ($25,000);
Burton Jensen purchased 1,000,000 shares ($100,000); David Jensen purchased 1,000,000 shares ($100,000), Ron Jensen purchased 1,000,000 shares ($100,000);
George R. Jensen, Jr. purchased 1,000,000 shares ($100,000); Michael Lawlor purchased 333,070 shares ($33,307); Douglas M. Lurio purchased 500,000 shares ($50,000); Steven Katz purchased 500,000 shares ($50,000); the William W. Sellers Trust purchased 1,160,000 shares ($116,000); William Van Alen, Jr., purchased 90,000 shares ($9,000); and Leland P. Maxwell purchased 276,920 shares ($27,692).

During June 2003, the Company approved the following cash payments as a bonus for services rendered to the Company by the named executive during the 2003 fiscal year: Mr. Jensen-$150,000; Mr. Herbert-$125,000; Ms. Hepburn-$100,000; and Mr. Kolls- $25,000. The payment of the bonus was conditioned upon the executive investing the entire cash bonus in common stock of the Company at $.10 per share.

On July 10, 2003, USA and George R. Jensen, Jr., Chief Executive Officer and Chairman of USA, agreed upon an amendment to Mr. Jensen's employment agreement. Pursuant thereto, the number of shares of Common Stock of USA issuable to Mr. Jensen by USA upon the occurrence of a "USA Transaction" (as such term is defined in his employment agreement) was fixed at 14,000,000 shares rather than seven percent of the then issued and outstanding shares as previously provided. USA also issued to Mr. Jensen an aggregate of 10,500,000 shares of restricted Common Stock, 2,500,000 shares of which were issued as compensation to Mr. Jensen for future services, and 8,000,000 shares of which will be issued to Mr. Jensen in connection with the employment agreement amendment. Mr. Jensen has entered into a lock up agreement pursuant to which he shall not sell 2,500,000 of the shares for a one-year period and 8,000,000 of the shares for a two-year period.

During April through June, 2004, certain Directors and officers, members of their immediate family, and an employee, invested in the 2004-A Private Placement of USA shares at $.15 per share and received a warrant to purchase an additional fifty-percent of such shares at $.20 per share at any time before December 31, 2004. The foregoing individuals invested as follows: Stephen P. Herbert purchased 500,000 shares ($75,000) and received a warrant to purchase an additional 250,000 shares; William W. Sellers purchased 200,000 shares ($30,000) and received a warrant to purchase an additional 100,000 shares; William L. Van Alen, Jr., purchased 1,025,000 ($153,750) and received a warrant to purchase an additional 512,500 shares; Mary West Young purchased 200,000 shares ($30,000) and received a warrant to purchase an additional 100,000 shares; Adele Hepburn purchased 333,333 shares ($50,000) and received a warrant to purchase an additional 166,667 shares; Burton Jensen purchased 733,333 shares ($110,000) and received a warrant to purchase an additional 366,667 shares; David Jensen purchased 733,333 shares ($110,000) and received a warrant to purchase an additional 366,667 shares; Ronald Jensen purchased 733,333 shares ($110,000) and received a warrant to purchase an additional 366,667 shares; and Lucas Post Van Alen purchased 125,000 shares ($18,750) and received a warrant to purchase an additional 62,500 shares.

Our Code of Business Conduct and Ethics prohibits us from entering into any related party transaction with an officer or director where such transaction would interfere with the exercise of the independent judgment of such officer or director or materially impair the performance of the responsibilities of any such officer or director.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit
Number      Description
--------------------------------------------------------------------------------

2.1 Asset Purchase Agreement dated July 11, 2003 by and between USA and Bayview Technology Group LLC (Incorporated by reference to Exhibit
            2.1 to Form 8-K filed July 14, 2003)

3.1 Amended and Restated Articles of Incorporation of USA filed January 26, 2004 (Incorporated by reference to Exhibit 3.1.19 to Form 10-QSB filed on February 12, 2004).

3.2 By-Laws of USA (Incorporated by reference to Exhibit 3.2 to Form SB-2 Registration Statement No. 33-70992).

4.1 Form of 12% Senior Note (Incorporated by reference to Exhibit 4.6 to Form SB-2 Registration Statement No. 333-81591).

4.2 Registration Rights Agreement dated August 3, 2001 by and between the Company and La Jolla Cove Investors, Inc. (Incorporated by reference to Exhibit 4.9 to Form 10-KSB filed on October 1, 2001).

4.3 Securities Purchase Agreement dated August 3, 2001 between the Company and La Jolla Cove Investors, Inc. (Incorporated by reference to Exhibit 4.10 to Form 10-KSB filed on October 1, 2001).

4.4 Form of Conversion Warrants to be issued by the Company to La Jolla Cove Investors, Inc. (Incorporated by reference to Exhibit 4.11 to Form 10-KSB filed on October 1, 2001).

4.4.1 Addendum to Warrant to Purchase Common Stock dated April 21, 2004, between the Company and La Jolla Cove Investors, Inc. (Incorporated by reference to Exhibit 4.1 to Form 10-QSB filed on May 17, 2004).

4.4.2 Addendum to Warrant to Purchase Common Stock dated May 11, 2004, between the Company and La Jolla Cove Investors, Inc. (Incorporated by reference to Exhibit 4.2 to Form 10-QSB filed on May 17, 2004).

4.5 August 2, 2001 letter from La Jolla Cove Investors, Inc. to the Company (Incorporated by reference to Exhibit 4.14 to Form 10-KSB filed on October 1, 2001).

4.6 Stock Purchase Agreement dated October 26, 2002 by and between the Company and Kazi Management VI, Inc. (Incorporated by reference to
            Exhibit 4.17 to Form SB-2 Registration Statement No. 333-101032).

4.7 Warrant Certificate (no. 189) dated October 26, 2002 in favor of Kazi Management VI, Inc. (Incorporated by reference to Exhibit 4.18 to Form SB-2 Registration Statement No. 333-101032).

4.8 Registration Rights Agreement dated October 26, 2002 by and between the Company and Kazi Management, Inc. (Incorporated by reference to Exhibit 4.19 to Form SB-2 Registration Statement No. 333-101032).

4.9 Warrant Certificate (no. 190) dated October 26, 2002 in favor of Kazi Management VI, Inc. (Incorporated by reference to Exhibit 4.20 to Form SB-2 Registration Statement No. 333-101032).

4.10 Subscription Agreement dated November 4, 2002 by and between the Company and Alpha Capital Aktiengesellschaft (Incorporated by reference to Exhibit 4.21 to Form SB-2 Registration Statement No. 333-101032).

4.11 Form of Common Stock Purchase Warrant dated November 4, 2002 in favor of Alpha Capital Aktiengesellschaft (Incorporated by reference to Exhibit 4.22 to Form SB-2 Registration Statement No. 333-101032).

4.12 Form of 2004 Senior Note (Incorporated by reference to Exhibit 4.24 to Form SB-2 Registration Statement No. 333-101032).

4.13 Form of 2005 Senior Note (Incorporated by reference to Exhibit 4.25 to Form SB-2 Registration Statement No. 333-101032).

**4.14      Addendum to 2006 Senior Note.

**4.15      Addendum to 2007 Senior Note.

4.16 Stock Purchase Agreement dated May 2, 2003 by and between USA and Providence Investment Management (Incorporated by reference to
            Exhibit 4.26 to Form SB-2 Registration Statement No. 333-101032).

4.17 Stock Purchase Agreement dated March, 2003 by and between USA and Steve Illes (Incorporated by reference to Exhibit 4.27 to Form SB-2 Registration Statement No. 333-101032).

4.18 Stock Purchase Agreement dated September 23, 2003 by and between USA and Wellington Management Company, LLC. (Incorporated by reference to Exhibit 4.28 to Form 10-KSB filed on October 14, 2003).

4.19 Stock Purchase Agreement dated September 26, 2003 by and between USA and George O'Connell. (Incorporated by reference to Exhibit 4.29 to Form 10-KSB filed on October 14, 2003).

4.20 Stock Purchase Agreement dated September 24, 2003 by and between USA and Fulcrum Global Partners, LLC. (Incorporated by reference to
            Exhibit 4.30 to Form 10-KSB filed on October 14, 2003).

4.21 Stock Purchase Agreement dated September 2003 by and between USA and Prophecy Asset Management, Inc. (Incorporated by reference to
            Exhibit 4.31 to Form 10-KSB filed on October 14, 2003).

4.22 Letter Agreement between USA and La Jolla Cove Investors dated October 9, 2003. (Incorporated by reference to Exhibit 4.32 to Form SB-2 Registration Statement No. 333-101032).

4.23 Letter Agreement between USA and Alpha Capital Atkiengesellschaft dated October 3, 2003. (Incorporated by reference to Exhibit 4.33 to Form SB-2 Registration Statement No. 333-101032).

4.24 Form of Subscription Agreement for 2004-A Offering. (Incorporated by reference to Exhibit 4.3 to Form 10-QSB filed on May 17, 2004).

4.25        Form of 2004-A Warrant Certificate. (Incorporated by reference to
            Exhibit 4.34 to Form SB-2 Registration Statement No. 333-116977).

4.26 Common Stock Purchase Agreement between the Company and Steve Illes dated June 18, 2004. (Incorporated by reference to Exhibit 4.35 to Form SB-2 Registration Statement No. 333-116977).

4.27 Common Stock Purchase Agreement between the Company and Steve Illes dated August 6, 2004 (Incorporated by reference to Exhibit 4.35 to Form S-2 Registration Statement No. 333-118072).

10.1 Employment and Non-Competition Agreement between USA and Adele Hepburn dated as of January 1, 1993 (Incorporated by reference to Exhibit 10.7 to Form SB-2 Registration Statement No. 33-70992).

10.1.1 First Amendment to Employment and Non-Competition Agreement between USA and Adele Hepburn dated as of February 4, 2004. (Incorporated by reference to Exhibit 10.1.1 to Form 10-QSB filed on February 12,
            2004).

10.2 Certificate of Appointment of American Stock Transfer & Trust Company as Transfer Agent and Registrar dated October 8, 1993 (Incorporated by reference to Exhibit 10.23 to Form SB-2 Registration Statement No. 33-70992).

10.3 Employment and Non-Competition Agreement between USA and H. Brock Kolls dated as of May 1, 1994 (Incorporated by reference to Exhibit
            10.32 to Form SB-2 Registration Statement No. 33-70992).

10.3.1 First Amendment to Employment and Non-Competition Agreement between USA and H. Brock Kolls dated as of May 1, 1994 (Incorporated by reference to Exhibit 10.13.1 to Form SB-2 Registration Statement No. 333-09465).

10.3.2 Third Amendment to Employment and Non-Competition Agreement between USA and H. Brock Kolls dated February 22, 2000 (Incorporated by reference to Exhibit 10.3 to Form S-8 Registration Statement No. 333-341006).

10.3.3 Fourth Amendment to Employment and Non-Competition Agreement between USA and H. Brock Kolls dated April 15, 2002. (Incorporated by reference to Exhibit 10.4.3 to Form 10-QSB filed on February 12,
            2004).

10.3.4 Fifth Amendment to Employment and Non-Competition Agreement between USA and H. Brock Kolls dated April 20, 2004 (Incorporated by reference to Exhibit 10.4 to Form SB-2 Registration Statement No. 333-116977).

10.4 H. Brock Kolls Common Stock Options dated as of May 1, 1994 (Incorporated by reference to Exhibit 10.42 to Form SB-2 Registration Statement No. 33-70992).

10.4.1 H. Brock Kolls Common Stock Options dated as of March 20, 1996 (Incorporated by reference to Exhibit 10.19 to Form SB-2 Registration Statement No. 33-70992)

10.5        Employment and Non-Competition Agreement between USA and Stephen P.
            Herbert dated April 4, 1996 (Incorporated by reference to Exhibit
            10.30 to Form SB-2 Registration Statement No. 333-09465).

10.5.1 First Amendment to Employment and Non-Competition Agreement between USA and Stephen P. Herbert dated February 22, 2000 (Incorporated by reference to Exhibit 10.2 to Form S-8 Registration Statement No. 333-34106).

10.5.2 Second Amendment to Employment and Non-Competition Agreement between Stephen P. Herbert and the Company dated April 15, 2002 (Incorporated by reference to Exhibit 10.9.2 to Form SB-2 Registration Statement No. 333-101032).

10.5.3 Third Amendment to Employment and Non-Competition Agreement between Stephen P. Herbert and USA dated July 25, 2003 (Incorporated by reference to Exhibit 10.9.3 to Form SB-2 Registration Statement No. 333-101032).

10.5.4 Fourth Amendment to Employment and Non-Competition Agreement between USA and Stephen P. Herbert dated February 4, 2004. (Incorporated by reference to Exhibit 10.9.4 to Form 10-QSB filed on February 12,
            2004).

10.6        Employment and Non-competition Agreement between USA and George R.
            Jensen, Jr. dated November 20, 1997 (Incorporated by reference to
            Exhibit 10.1 to Form 8-K filed on November 26, 1997).

10.6.1 First Amendment to Employment and Non-Competition Agreement between USA and George R. Jensen, Jr., dated as of June 17, 1999. (Incorporated by reference to Exhibit 4.21.1 to Form SB-2 Registration Statement No. 333-94917)

10.6.2 Second Amendment to Employment and Non-Competition Agreement between USA and George R. Jensen, Jr. dated February 22, 2000 (Incorporated by reference to Exhibit 10.1 to Form S-8 Registration Statement No. 333-34106).

10.6.3 Third Amendment to Employment and Non-Competition Agreement between USA and George R. Jensen, Jr. dated January 16, 2002 (Incorporated by reference to Exhibit 10.21.3 to Form SB-2 Registration Statement No. 333-101032).

10.6.4 Fourth Amendment to Employment and Non-Competiton Agreement between USA and George R. Jensen, Jr., dated April 15, 2002(Incorporated by reference to Exhibit 10.21.4 to Form SB-2 Registration Statement No. 333-101032).

10.6.5 Fifth Amendment to Employment and Non-Competition Agreement between USA and George R. Jensen, Jr., dated July 16, 2003 (Incorporated by reference to Exhibit 10.21.5 to Form SB-2 Registration Statement No. 333-101032).

10.6.6 Sixth Amendment to Employment and Non-Competition Agreement between USA and George R. Jensen, Jr. dated February 4, 2004. (Incorporated by reference to Exhibit 10.21.6 to Form 10-QSB filed on February 12,
            2004).

10.6.7 Letter agreement between USA and George R. Jensen, Jr. dated July 16, 2003 (Incorporated by reference to Exhibit 10.21.7 to Form 10-QSB filed on November 19, 2003).

10.6.8 Lock-Up Agreement dated July 16, 2003 by George R. Jensen, Jr. in favor of USA (Incorporated by reference to Exhibit 10.21.6 to Form SB-2 Registration Statement No. 333-101032).

10.7 Agreement between USA and PNC Merchant Services dated July 18, 1997 (Incorporated by reference to Exhibit 10.51 to Form SB-2 Registration Statement No. 333-38593, filed on February 4, 1998).

10.8 Investment Agreement between USA and Swartz Private Equity, LLC dated September 15, 2000 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 21, 2000).

10.9 Commitment Warrant issued to Swartz Private Equity LLC dated August 23, 2000 (incorporated by reference to Exhibit 10.2 to Form 8-K dated September 21, 2000).

10.10 Warrant Anti-Dilution Agreement between USA and Swartz Private Equity, LLC dated September 15, 2000 (incorporated by reference to
            Exhibit 10.3 to Form 8-K dated September 21, 2000).

10.11 Registration Rights Agreement between USA and Swartz Private Equity dated September 15, 2000 (incorporated by reference to Exhibit 10.4 to Form 8-K dated September 21, 2000).

10.12 Agreement and Plan of Merger dated April 10, 2002, by and among the Company, USA Acquisitions, Inc., Stitch Networks Corporation, David
            H. Goodman, Pennsylvania Early Stage Partners, L.P., and Maytag Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to Form 10-QSB for the quarter ended March 31, 2002).

10.13 Agreement between USA and Mars Electronics, Inc. dated March 8, 2002 (Incorporated by reference to Exhibit 10.38 to Form SB-2 Registration Statement No. 333-101032).

10.14 Strategic Alliance Agreement between USA and ZiLOG Corporation dated October 15, 2002 (Incorporated by reference to Exhibit 10.39 to Form SB-2 Registration Statement No. 333-101032).

10.15 Vending Placement, Supply and Distribution Agreement between Stitch Networks Corporation, Eastman Kodak Company, Maytag Corporation and Dixie-Narco, Inc. dated December 2000 (Incorporated by reference to
            Exhibit 10.40 to Form SB-2 Registration Statement No. 333-101032).

10.16 Design and Manufacturing Agreement between USA and RadiSys dated June 27, 2000 (Incorporated by reference to Exhibit 10.41 to Form SB-2 Registration Statement No. 333-101032).

10.17 Loan Agreement between Stitch Networks Corporation and US Bancorp dated May 22, 2001 (Incorporated by reference to Exhibit 10.42 to Form SB-2 Registration Statement No. 333-101032).

10.18 Termination Agreement dated December 31, 2003 by and between Eastman Kodak Company, Maytag Corporation, Dixie-Narco, Inc. and Stitch Networks Corporation. (Incorporated by reference to Exhibit 10.6 to Form 10-QSB filed on February 12, 2004).

10.19 Option Certificate (No. 198) dated April 28, 2004 in favor of Mary West Young. (Incorporated by reference to Exhibit 10.45 to Form SB-2 Registration Statement No. 333-116977)

10.20 Employment and Non-Competition Agreement between USA and Mary West Young dated April 28, 2004. (Incorporated by reference to Exhibit
            10.46 to Form SB-2 Registration Statement No. 333-116977).

**10.21 Agreement of Lease between Pennswood Spring Mill Associates, as landlord, and the Company, as tenant, dated September 2002, and the Rider thereto

**10.22 Agreement of Lease between Deerfield Corporate Center 1 Associates LP, as landlord, and the Company, as tenant, dated March 2003

10.23 Adele Hepburn Common Stock Options dated as of July 1, 1993 (Incorporated by reference to Exhibit 10.12 to Form SB-2 Registration Statement No. 33-70992).

**14.1      Code of Business Conduct and Ethics.

**23        Consent of Independent Registered Public Accounting Firm.

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

**32 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------
** Filed herewith

(b) Reports on Form 8-K.

During the quarter ended June 30, 2004, the Company filed a Form 8-K dated May 24, 2004, reporting information under Item 5 thereof relating to the appointment of Mary West Young as Chief Financial Officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

During the fiscal years ended June 30, 2004 and 2003, fees in connection with services rendered by Ernst & Young LLP, the Company's independent auditors were as set forth below:

                                 Fiscal 2003       Fiscal 2004
                                 -----------       -----------

Audit Fees                        $410,700           $299,869
Audit-Related Fees                      --                 --
Tax Fees                          $ 83,097           $ 65,321
All Other Fees                          --                 --
                                  --------           --------

TOTAL                             $493,797           $365,190

Audit fees consisted of fees for the audit of our annual financial statements and review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with and review of Company documents filed the Securities and Exchange Commission.

Tax fees consisted primarily of fees for tax compliance, tax advice and tax planning services.

There were no fees categorized as Audit-related or Other fees during fiscal years 2003 and 2004.

AUDIT COMMITTEE PRE-APPROVAL POLICY

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               USA TECHNOLOGIES, INC.


                               By:   /s/ George R. Jensen, Jr.
                                    --------------------------
                                    George R. Jensen, Jr., Chairman
                                      and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                                TITLE                              DATE
-----------                               -----                              ----

/s/ George R. Jensen, Jr.       Chairman of the Board of Directors,       September 28, 2004
-------------------------        Chief Executive Officer
George R. Jensen, Jr.           (Principal Executive Officer)

/s/ Mary West Young             Chief Financial Officer (Principal        September 28, 2004
--------------------------       Accounting Officer)
Mary West Young

/s/ William W. Sellers          Director                                  September 28, 2004
--------------------------
William W. Sellers

/s/ Stephen P. Herbert          Director                                  September 28, 2004
--------------------------
Stephen P. Herbert

/s/ William L. Van Alen, Jr.    Director                                  September 28, 2004
----------------------------
William L. Van Alen, Jr.

/s/ Douglas M. Lurio            Director                                  September 28, 2004
--------------------------
Douglas M. Lurio

/s/ Steven Katz                 Director                                  September 28, 2004
--------------------------
Steven Katz

Exhibit Index

Exhibit
Number      Description
--------------------------------------------------------------------------------

4.14        Addendum to 2006 Senior Note

4.15        Addendum to 2007 Senior Note

10.21 Agreement of Lease between Pennswood Spring Mill Associates, as landlord, and USA, as tenant, Dated September 2002, with Rider thereto.

10.22 Agreement of Lease between Deerfield Corporate Center I Associates, L.P., as landlord, and USA, as tenant, Dated March 28, 2003.

14.1        Code of Business Conduct and Ethics

23          Consent of Independent Registered Public Accounting Firm.

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