Form 10-Q
period 2004-09-30
USA TECHNOLOGIES INC
filed 2004-11-15
CIK 896429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 1O-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
                               ------------------

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF
      1934

For the transition period from ____________________ to _____________________

                        Commission file number 000-50054

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

       (610) 989-0340 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of October 31, 2004, there were 370,371,440 shares of Common Stock, no par value, outstanding.

                             USA TECHNOLOGIES, INC.

                                      INDEX

                                                                                     PAGE NO.
Part I - Financial Information

     Item 1. Financial Statements (Unaudited)

         Consolidated Balance Sheets - September 30, 2004
                  and June 30, 2004                                                     2

         Consolidated Statements of Operations - Three months ended
                  September 30, 2004 and 2003                                           3

         Consolidated Statement of Shareholders' Equity - Three months
                           ended September 30, 2004                                     4

         Consolidated Statements of Cash Flows - Three months ended
                  September 30, 2004 and 2003                                           5

         Notes to Consolidated Financial Statements                                     6

     Item 2.  Management's Discussion and Analysis of Financial Condition              12
               and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk               15

     Item 4.  Controls and Procedures                                                  15

Part II - Other Information

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds              15

     Item 3.  Defaults Upon Senior Securities                                          15

     Item 6.  Exhibits                                                                 16

         Signatures                                                                    17

         Certifications

                             USA Technologies, Inc.
                           Consolidated Balance Sheets

                                                                               SEPTEMBER 30,     JUNE 30,
                                                                                  2004             2004
                                                                               (UNAUDITED)
                                                                              ------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $     626,639    $   3,019,214
   Accounts receivable, less allowance for uncollectible accounts
     of $288,000 at September 30, 2004 and $240,000 at June 30, 2004              1,245,297        1,075,858
   Inventory                                                                      1,896,606        1,707,684
   Prepaid expenses and other current assets                                        261,800          234,448
   Subscriptions receivable                                                              --          300,000
   Investment                                                                        57,617           68,636
   Assets held for sale                                                              42,300           46,200
                                                                              ------------------------------
Total current assets                                                              4,130,259        6,452,040

Property and equipment, less accumulated depreciation of $2,979,707 at September 30, 2004 and $2,892,679 at
    June 30, 2004                                                                   609,829          602,953
Intangibles, less accumulated amortization of $1,846,318 at
   September 30, 2004 and $1,537,168 at June 30, 2004                            10,522,682       10,831,832
Goodwill                                                                          7,663,208        7,985,208
Other assets                                                                         10,244            8,544
                                                                              ------------------------------
Total assets                                                                  $  22,936,222    $  25,880,577
                                                                              ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $   2,934,987    $   2,929,491
   Accrued expenses                                                               1,414,801        1,569,368
   Current obligations under long-term debt                                         136,039          240,764
   Convertible Senior Notes                                                         426,520          401,887
                                                                              ------------------------------
Total current liabilities                                                         4,912,347        5,141,510

Convertible Senior Notes, less current portion                                    6,930,093        6,617,987
Long-term debt, less current portion                                                  6,865           12,418
                                                                              ------------------------------
Total liabilities                                                                11,849,305       11,771,915

Shareholders' equity:
   Preferred Stock, no par value:
     Authorized shares--1,800,000
     Series A Convertible Preferred--Authorized shares - 900,000 Issued and outstanding shares--522,742 at September 30, 2004
       and June 30, 2004 (liquidation preference of $12,296,657 at
       September 30, 2004)                                                        3,702,856        3,702,856
   Common Stock, no par value:
     Authorized shares--475,000,000
     Issued and outstanding shares--359,785,148 at September 30,
       2004 and 351,654,131 at June 30, 2004                                    111,265,654      110,635,743
   Accumulated other comprehensive income                                            21,230           32,249
   Accumulated deficit                                                         (103,902,823)    (100,262,186)
                                                                              ------------------------------
Total shareholders' equity                                                       11,086,917       14,108,662
                                                                              ------------------------------
Total liabilities and shareholders' equity                                    $  22,936,222    $  25,880,577
                                                                              ==============================

See accompanying notes

                             USA Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      2004              2003
                                                                  -------------------------------
Revenues:
   Equipment sales                                                $     765,346    $   1,286,478
   License and transaction fees                                         267,232          319,649
   Product sales and other                                                   --           74,481
                                                                  -------------------------------
Total revenues                                                        1,032,578        1,680,608

   Cost of sales (including amortization of software
     development costs of $0 and $332,887 for the three months
     ended September 30, 2004 and 2003, respectively)                   902,044        1,082,163
                                                                  -------------------------------
Gross profit                                                            130,534          598,445

Operating expenses:
   General and administrative                                         1,442,178        1,501,769
   Compensation                                                       1,300,022        5,703,198
   Depreciation and amortization                                        396,178          394,959
   Loss on debt modification                                                 --          277,297
                                                                  -------------------------------
Total operating expenses                                              3,138,378        7,877,223
                                                                  -------------------------------
Operating loss                                                       (3,007,844)      (7,278,778)

Other income (expense):
   Interest income                                                       10,537            7,729
   Gain on investment                                                        --           31,361
   Interest expense:
     Coupon or stated rate                                             (296,591)        (265,491)
     Non-cash interest and amortization of debt discount               (346,739)      (1,797,905)
                                                                  -------------------------------
   Total interest expense                                              (643,330)      (2,063,396)
                                                                  -------------------------------
Total other income (expense)                                           (632,793)      (2,024,306)
                                                                  -------------------------------
Net loss                                                             (3,640,637)      (9,303,084)
Cumulative preferred dividends                                         (392,057)        (393,369)
                                                                  -------------------------------
Loss applicable to common shares                                  $  (4,032,694)   $  (9,696,453)
                                                                  ===============================

Loss per common share (basic and diluted)                         $       (0.01)   $       (0.04)
                                                                  ===============================

Weighted average number of common shares outstanding (basic and
   diluted)                                                         355,719,640      249,989,212
                                                                  ===============================

See accompanying notes.

                             USA Technologies, Inc.
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                             SERIES A                        ACCUMULATED
                                            CONVERTIBLE                         OTHER
                                             PREFERRED         COMMON       COMPREHENSIVE      ACCUMULATED
                                               STOCK           STOCK            INCOME           DEFICIT          TOTAL
                                          -----------------------------------------------------------------------------------
Balance, June 30, 2004                     $   3,702,856    $ 110,635,743    $      32,249    $(100,262,186)   $  14,108,662
Exercise of 677,344 Common Stock
   Warrants at $0.15 per share, net                   --           98,507               --               --           98,507
Issuance of 50,000 shares of Common
   Stock from the conversion of 12%
   Senior Notes                                       --           10,000               --               --           10,000
Issuance of 50,000 shares of Common
   Stock in exchange for professional
   services                                           --            8,500               --               --            8,500
Issuance of 8,053,673 shares of Common
   Stock to an accredited investor at
   varying prices per share, less
   issuance costs of $78,550                          --          834,904               --               --          834,904
Cancellation of 700,000 shares of Common
   Stock in connection with the Bayview
   acquisition                                        --         (322,000)              --               --         (322,000)
Comprehensive loss:
  Net loss                                            --               --               --       (3,640,637)      (3,640,637)
  Unrealized loss on investment                       --               --          (11,019)              --          (11,019)
                                                                                                               -------------
Total comprehensive loss                                                                                          (3,651,656)
                                           ---------------------------------------------------------------------------------
Balance, September 30, 2004                $   3,702,856    $ 111,265,654    $      21,230    $(103,902,823)   $  11,086,917
                                           =================================================================================

See accompanying notes.

                             USA Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                   2004          2003
                                                                                --------------------------
OPERATING ACTIVITIES
Net loss                                                                        $(3,640,637)   $(9,303,084)
Adjustments to reconcile net loss to net cash used in operating activities:
       Charges incurred in connection with the issuance of Common Stock,
          Common Stock Purchase Warrants and Senior Notes                             8,500      4,692,000
       Interest expense on Senior Notes paid through the issuance of Common
          Stock                                                                          --        363,831
           Interest amortization related to Senior Notes and Convertible            346,739      1,434,074
Debentures
                                                                                    309,150        614,105
Amortization
       Depreciation                                                                  87,028        143,356
       Loss on debt modification                                                         --        277,297
       Gain on sale of investment                                                        --        (31,361)
       Changes in operating assets and liabilities:
          Accounts receivable                                                      (169,439)    (1,051,221)
          Inventory                                                                (188,922)      (453,563)
          Prepaid expenses and other assets                                         (48,852)         4,039
          Accounts payable                                                            5,496        231,650
          Accrued expenses                                                         (154,567)       351,162
                                                                                --------------------------
Net cash used in operating activities                                            (3,445,504)    (2,727,715)

INVESTING ACTIVITIES
Purchase of property and equipment                                                  (93,904)      (105,826)
Cash paid in connection with Bayview acquisition                                         --       (727,969)
Cash received from the sale of assets held for sale                                  23,700             --
                                                                                --------------------------
Net cash used in investing activities                                               (70,204)      (833,795)

FINANCING ACTIVITIES
Net proceeds from issuance of Common Stock and
    exercise of Common Stock Warrants                                               933,411      4,933,355
Collection of subscriptions receivable                                              300,000      1,002,163
Repayment of long-term debt                                                        (110,278)      (140,043)
                                                                                --------------------------
Net cash provided by financing activities                                         1,123,133      5,795,475
                                                                                --------------------------

Net increase (decrease) in cash and cash equivalents                             (2,392,575)     2,233,965
Cash and cash equivalents at beginning of period                                  3,019,214      2,384,455
                                                                                --------------------------
Cash and cash equivalents at end of period                                      $   626,639    $ 4,618,420
                                                                                ==========================

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                      $   299,848    $   249,423
                                                                                ==========================
    Subscriptions receivable                                                    $        --    $   406,687
                                                                                ==========================
    Conversion of Senior Notes to Common Stock                                  $    10,000    $ 1,500,167
                                                                                ==========================
    Beneficial conversion feature related to Senior Notes                       $        --    $ 1,796,607
                                                                                ==========================
    Prepaid stock expenses through issuance of Common Stock                     $        --    $   105,000
                                                                                ==========================
    Issuance (cancellation) of Common Stock in connection with the Bayview
      acquisition                                                               $  (322,000)   $ 9,278,200
                                                                                ==========================
    Other receivable for sale of Jubilee investment                             $        --    $   395,249
                                                                                ==========================

See accompanying notes.

                             USA Technologies, Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1.    Accounting Policies

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004. In the opinion of management, all adjustments considered necessary, consisting of normal recurring adjustments, have been included. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market and consists of finished goods and packaging materials.

                             USA Technologies, Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1. Accounting Policies (Continued)

Loss Per Common Share

Basic earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period plus the dilutive effect (unless such effect is anti-dilutive) of equity instruments. No exercise of stock options, purchase rights, stock purchase warrants, or the conversion of senior notes, debentures, preferred stock, or cumulative preferred dividends was assumed during the periods presented because the assumed exercise of these securities would be anti-dilutive.

Accounting For Stock Options

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", provides companies with a choice to follow the provisions of FAS 123 in determination of stock-based compensation expense or to continue with the provisions of APB No. 25, "Accounting for Stock Issued to Employees and Related Interpretations in Accounting for Stock-Compensation Plans" ("APB 25") and the related FASB Interpretation No. 44. The Company has elected to follow the provisions of APB
25. Under APB 25, if the exercise price of the Company's stock options granted to employees and directors equals or exceeds the market price of the underlying Common Stock on the date of grant, no compensation expense is recognized. All stock options granted by the Company have been at prices equal to the market price of the Company's Common Stock on the date of grant. Under FAS 123, the fair value of stock options is estimated at the date of grant using an option pricing model such as Black-Scholes and the value determined is amortized to expense over the option vesting period.

There were no stock options granted during the quarter ended September 30, 2004. The pro-forma disclosures required by FAS 148 have not been included as the pro-forma compensation expense related to the vesting of options during the quarter ended September 30, 2004 was not considered to be material and there was no pro-forma compensation expense during the quarter ended September 30, 2003.

                             USA Technologies, Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

2.    Acquisition of Bayview Technology Group, LLC ("Bayview")

On July 11, 2003, the Company acquired substantially all of the assets of Bayview. The initial acquisition cost was $10,030,894, which principally was comprised of the issuance of 20,000,000 shares of restricted Common Stock valued at $9,200,000 and a cash payment of $631,247. The value of the 20,000,000 shares of Common Stock was determined based on the average market price of the Company's Common Stock over the two-day period before and after the definitive agreement date of July 11, 2003. The purchase price also included acquisition related costs of $199,647.

Of the 20,000,000 shares issued to Bayview, 700,000 shares were placed into an escrow account to be issued to one owner of Bayview if certain Bayview stock options were exercised. This agreement called for these shares to be returned to the Company if the Bayview stock options were not exercised. During the three-month period ending September 30, 2004, the Company determined that the Bayview stock options would not be exercised and the shares previously issued into escrow would be cancelled. Therefore, the Company decreased the purchase price by $322,000 due to the return and cancellation of the 700,000 shares held in escrow. The decrease in the purchase price resulted in a reduction of goodwill and shareholders' equity of $322,000 in the three months ended September 30, 2004.

The following table summarizes the final purchase price allocation to reflect the fair values of the assets acquired and liabilities assumed at the date of acquisition.

      Current assets           $    7,628
      Property and equipment      244,704
      Intangible assets         9,449,000
      Goodwill                      7,562
                               ----------
      Total assets acquired    $9,708,894
                               ==========

The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Bayview have been included in the accompanying consolidated statements of operations since the date of acquisition. Results of operations of the Company for three months ended September 30, 2003 would not have been significantly different than reported had the acquisition taken place July 1, 2003 as the acquisition occurred on July 11, 2003.

                             USA Technologies, Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

3.    Senior Notes

As of September 30, 2004, the outstanding balance of Senior Notes was $7,356,613. This is comprised of notes with a face amount of $9,685,840 less unamortized debt discount and other issuance costs of $2,329,227.

Debt discount and other issuance costs associated with the Senior Notes are amortized to interest expense over the remaining life of the Senior Notes. Upon conversion of Senior Notes into Common Stock, unamortized costs relating to the notes converted are charged to interest expense. Total charges to interest for debt discount and other issuance costs were $346,739 and $1,434,074 for the three months ended September 30, 2004 and 2003, respectively.

During the three months ended September 30, 2004 and 2003, Senior Notes totaling $10,000 and $1,500,167, respectively, converted into 50,000 and 7,500,834 shares, respectively, of the Company's Common Stock.

4.    Common Stock

On August 6, 2004, the Company entered into a Common Stock purchase agreement (the "Common Stock Agreement") with an accredited investor to purchase shares of the Company's Common Stock, provided that the aggregate purchase price does not exceed $7,500,000. Under the Common Stock Agreement, the Company has the right at any time to require the investor to purchase Common Stock from the Company at the lower of: (i) $0.30 per share; or (ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to the investor of notice of his obligation to purchase. The Company can require the investor to purchase shares under the Common Stock Agreement only if the shares have been registered by the Company for resale under the Act. Such shares were registered effective August 13, 2004. Additionally, the shares are only available for purchase for a period of one year from the date the shares are registered under the Act. During any calendar month, the investor cannot be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $700,000. The Company has registered 35,000,000 shares for resale by the investor and the Company has the right in the future, if necessary, to register additional shares in order to ensure that a sufficient number of shares are available for purchase by the investor. The Company paid the investor a due diligence fee of $45,000 in connection with this transaction. During the quarter ended September 30, 2004, the Company issued 8,053,673 shares of Common Stock under the Common Stock Agreement for total gross proceeds of $913,454. In addition to the due diligence fee, the Company incurred $33,550 of other stock issuance costs during the three months ended September 30, 2004.

                             USA Technologies, Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

5.    Subsequent Events

From October 1, 2004 to November 12, 2004, the Company issued an additional 12,786,797 shares of Common Stock under the Common Stock Agreement (Note 3) for total gross proceeds of $1,209,166.

Senior Notes outstanding, which are scheduled to mature on December 31, 2004, have an aggregate face amount of $451,152 and are convertible into shares of Common Stock at $0.40 per share. In October 2004, the holders of these Senior Notes were granted the option, through December 31, 2004, to extend the maturity of the Senior Notes to December 31, 2006 in exchange for reducing the conversion rate to $0.15 per share.

Through June 30, 2004, the Company issued warrants to purchase approximately 3,700,000 shares of Common Stock to holders of the Senior Notes who chose to receive quarterly interest on their Notes in shares of Common Stock, in lieu of cash payment of interest ("Original Interest Warrants"). These warrants were exercisable at $0.20 per share through August 30, 2004. In June 2004, the Company issued additional warrants to the Senior Note holders who chose to receive interest in shares of Common Stock ("Additional Interest Warrants"). One additional warrant was issued for each warrant previously issued with an exercise price of $0.20 per share through December 31, 2004.

The Company reduced the exercise price of the Original Interest Warrants to $0.15 per share and extended their expiration through October 29, 2004. In addition, for each Original Interest Warrant exercised through October 4, 2004, the expiration date of one Additional Interest Warrant was extended to June 30, 2005 from December 31, 2004 and the exercise price was permanently reduced to $0.15 per share. The Company also reduced the exercise price of the Additional Interest Warrants to $0.15 per share through November 30, 2004. Through October 29, 2004, Original Interest Warrants and Additional Interest Warrants were exercised at $0.15 per share to purchase approximately 750,000 shares of Common Stock. Such exercises generated gross proceeds of approximately $113,000.

As of October 25, 2004, the Company reduced the exercise price of the Common Stock warrants issued in conjunction with the 2004-A Private Placement Offering of Common Stock to $0.10 per share, from $0.20 per share, through November 30, 2004. During October 2004, the Company received $150,000 upon the exercise of 1,500,000 of these Common Stock warrants at an exercise price of $0.10 per share.

On October 29, 2004, the Board of Directors approved the 2004-B Stock Compensation Plan to allow up to 500,000 shares of Common Stock to be available for issuance to future or current employees, directors or consultants of the Company.

                             USA Technologies, Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

4.    Subsequent Events (Continued)

On November 3, 2004, the Company authorized the issuance of up to $2,500,000 of Senior Notes convertible into shares of Common Stock at $0.10 per share and maturing on June 30, 2007. Interest is payable quarterly at a rate of 10% per annum. Participation in the Senior Note offering will be offered to the holders of the Additional Interest Warrants, holders of the warrants issued in conjunction with the 2004-A Private Placement Offering, and to an accredited investor and current warrant holder. As of November 3, 2004, these warrants were for the purchase of approximately 18,800,000 shares of Common Stock. If any of the warrant holders participate in the Senior Note offering, all of their above-mentioned warrants will be cancelled. If a warrant holder does not participate in the Senior Note offering, their warrants will remain in full force and effect in accordance with their terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," "expects," "anticipates," or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company's actual results to differ materially from those projected, include, for example (i) the ability of the Company to generate sufficient sales to generate operating profits, or to sell products at a profit, (ii) the ability of the Company to raise funds in the future through sales of securities, including but not limited to the exercise of outstanding options and warrants, (iii) whether the Company is able to enter into binding agreements with third parties to assist in product or network development, (iv) the ability of the Company to commercialize its developmental products including the e-Port(TM), or if actually commercialized, to obtain commercial acceptance thereof, (v) the ability of the Company to compete with its competitors to obtain market share, (vi) the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations, including but not limited to Senior Notes, or to fund development and marketing of its products (vii) the ability of the Company to obtain approval of its pending patent applications, or (viii) the ability of the Company to satisfy its trade obligations included in accounts payable and accrued liabilities. Although the Company believes that the forward looking statements contained herein are reasonable, it can give no assurance that the Company's expectations will be met.

RESULTS OF OPERATIONS

Revenues for the three months ended September 30, 2004 were $1,032,578 compared to $1,680,608 for the corresponding three-month period in the previous fiscal year. This $648,030 or 39% decrease was primarily due to a decrease in equipment sales and the termination of the Kodak Vending Placement Agreement. The $521,132 decrease in equipment sales was primarily due to a decrease in sales of approximately $517,000 of energy conservation equipment and a decrease of approximately $72,000 in e-Port vending equipment sales, offset by an increase of approximately $79,000 in business center equipment sales. Of the $517,000 decrease is energy conservation equipment, $432,000 relates to one large customer order of energy Miser(TM) products during the three month period ended September 30, 2003. There was no corresponding equipment sale of this magnitude in the first quarter of the current fiscal year. License and transaction fees decreased by $52,417 primarily due to a decrease of approximately $131,000 in fees due to the termination of the Kodak agreement and a decrease of approximately $24,000 in fees from our business centers, offset by an increase in our vending fees of approximately $96,000. Product sales decreased $74,481 due to the termination of the Kodak vending placement agreement.

During the first quarter 2004, the next generation internal vending miser, VM2IQ, was not available for sale to our customers. This smaller and more affordable internal vending miser product became available for sale to our customers during the second quarter. The Company is in negotiations with a Fortune 50 company that has conducted independent testing of this internal vending miser product. The Company anticipates receiving a contract with this potential customer to provide internal vending misers for installation throughout the United States--including installations at outlets of a major retailer which has thousands of locations in the United States and abroad. The Company anticipates that installations by the major company would commence during the third quarter of the current fiscal year. The Company can make no assurances about being successful in executing this contract or how many internal vending misers would ultimately be purchased by the potential customer under the contract. If the Company is successful in selling vending misers under the contract, the impact upon revenues could be material.

Cost of sales for the period consisted of equipment costs of approximately $442,000 and network and transaction related costs of $460,000. The decrease in cost of sales of $180,119 or 17% over the prior year period was due to the fact that software development costs were fully amortized as of June 30, 2004, resulting in a decrease of approximately $333,000. Additionally, equipment costs decreased by approximately $155,000 due to the reduction in energy and vending equipment sales. These two decreases were offset by an increase of approximately $308,000 of network and transaction related costs. This increase was primarily a result of approximately $94,000 related to a net increase in the number of vending and business center transactions processed, approximately $20,000 related to an increase in wireless service costs due to an increase in the number of networked e-Port vending devices, and approximately $224,000 related to processing customer credit card transactions. This increase was slightly offset by a reduction of approximately $56,000 of Kodak vending placement agreement related costs.

Gross profit for the three months ended September 30, 2004 was $103,534, compared to gross profit of $598,445 for the corresponding three-month period in the previous fiscal year. This 78% decrease is due to the combined effect of the decrease in energy and vending equipment sales, the termination of the Kodak vending placement agreement and the increase in transaction processing costs.

Compensation expense of $1,300,022 decreased by $4,403,176 or 77% primarily due to the issuance of 10,500,000 shares of Common Stock to the Company's Chief Executive Officer in connection with the amendment of his employment agreement during the corresponding period in the prior fiscal year. This was a one-time, non-cash payment valued at $4,620,000. This decrease was offset by an increase in salaries expense of approximately $219,000 due to an increase in the number of full-time employees.

During the first quarter of the prior fiscal year, the Company incurred a charge of $277,297 related to the modification of debt terms for certain 2003 and 2004 12% Convertible Senior Notes. This charge represents the unamortized debt discount that remained on the Senior Notes that were scheduled to mature in December 2003 and 2004, and whose terms were substantially modified when the note holders agreed to extend the maturity date of their notes in exchange for a reduction in the conversion rate on the note. There was no such comparable charge in the quarter ended September 30, 2004.

Interest expense decreased by $1,420,006 or 69% due to a decrease in non-cash charges of $1,451,167 that related to accelerated interest charges for the unamortized debt discount and other issuance costs on the 12% Senior Notes that were converted into Common Stock during the first quarter of the prior fiscal year. Conversions of Senior Notes totaled $1,500,167 during the quarter ended September 30, 2003 whereas only $10,000 of Senior Notes were converted during the first quarter of the current fiscal year.

The quarter ended September 30, 2004 resulted in a net loss of $3,640,637 (approximately $0.8 million of non-cash charges) compared to a net loss of $9,303,084 (approximately $7.5 million of non-cash charges) for the quarter ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2004, net cash of $3,445,504 was used by operating activities, primarily due to the net loss of $3,640,637 offset by non-cash charges aggregating to $751,417 for transactions involving issuing Common Stock for services, depreciation and amortization of assets, and amortization of debt discount. In addition, the Company's net operating assets increased by $556,284 primarily due to increases in inventories and accounts receivable. The Company's working capital decreased during the three months ended September 30, 2004 due primarily to cash utilized to fund operations.

Proceeds from financing activities for the three months ended September 30, 2004 provided funds to support cash used in operating and investing activities. Net proceeds of $1,123,133 were realized from the sale of Common Stock, the exercise of Common Stock Warrants and the collection of Common Stock subscriptions receivable, offset by cash used to repay long-term debt.

The Company has incurred losses since inception. Cumulative losses through September 30, 2004 amounted to approximately $101,200,000. The Company has raised capital through equity and debt offerings to fund operations.

During the year ended June 30, 2004, cash used in operating activities was approximately $1,050,000 per month. These cash flows were impacted by working capital increases that were disproportionate to the increase in revenues. The Company is in the process of improving its management of working capital, specifically as it relates to controllable costs, accounts receivable, inventory, accounts payable and accrued expenses. Excluding the working capital requirements related to the Bayview acquisition (approximately $1,200,000) and existing operations (approximately $800,000), cash used in operating activities would have been approximately $850,000 per month in fiscal year 2004. Using that as a basis for estimating cash requirements for the year ending June 30, 2005 (which assumes a static level of revenues year over year), cash requirements for fiscal year 2005, including requirements for capital expenditures and repayment of long-term debt, would be approximately $10,500,000. Through the funding sources outlined below and by improving working capital, the Company believes it has a plan to obtain funding for operating activities through June 30, 2005. As of September 30, 2004, the Company had approximately $627,000 of cash and cash equivalents on hand. From the funding sources mentioned below, the Company has raised $1,361,259 from October 1, 2004 through November 12, 2004.

On August 6, 2004, the Company entered into a Common Stock Purchase Agreement with an accredited investor to purchase shares of the Company's Common Stock, provided that the aggregate purchase price does not exceed $7,500,000. Under this agreement, the Company has the right at any time to require the investor to purchase Common Stock from the Company at the lower of: (i) $0.30 per share; or
(ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to the investor of notice of his obligation to purchase. The Company can require the investor to purchase shares under this agreement only if the shares have been registered by the Company for resale under the Act. 35,000,000 shares were registered, effective August 13, 2004. Additionally, the shares are only available for purchase for a period of one year from the date the shares are registered under the Act. During any calendar month, the investor cannot be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $700,000. From July 1, 2004 through November 12, 2004, the Company issued 20,840,470 shares under this agreement for total gross proceeds of $2,122,620.

Through October 29, 2004, Original Interest Warrants and Additional Interest Warrants were exercised at $0.15 per share to purchase approximately 750,000 shares of Common Stock. Such exercises generated gross proceeds of approximately $113,000.

The Company has also reduced the exercise price of the Common Stock warrants issued in conjunction with the 2004-A Private Placement Offering of Common Stock to $0.10 per share, from $0.20 per share, through November 30, 2004. During October 2004, the Company received $150,000 upon the exercise of 1,500,000 of these Common Stock warrants at an exercise price of $0.10 per share.

On November 3, 2004, the Company authorized the issuance of up to $2,500,000 of Senior Notes convertible into shares of Common Stock at $0.10 per share and maturing on June 30, 2007. Interest is payable quarterly at a rate of 10% per annum. Participation in the Senior Note offering will be offered to the holders of the Additional Interest Warrants, holders of the warrants issued in conjunction with the 2004-A Private Placement Offering, and to an accredited investor and current warrant holder. As of November 3, 2004, these warrants were for the purchase of approximately 18,800,000 shares of Common Stock. If any of the warrant holders participate in the Senior Note offering, all of their above-mentioned warrants will be cancelled. If a warrant holder does not participate in the Senior Note offering, their warrants will remain in full force and effect in accordance with their terms.

Other sources of capital include (i) future exercises of warrants for which there are "in the money" warrants with exercise prices below $0.13 per share that would yield approximately $550,000 to $800,000 and (ii) the capital markets, which the Company believes are available to raise funding as needed given its current product offerings and the markets the Company addresses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risks for interest rate changes is not significant. Interest rates on its Senior Notes and long-term debt are generally fixed and its investments in cash equivalents and other securities are not significant. Market risks related to fluctuations of foreign currencies are not significant and the Company has no derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of September 30, 2004. Based on this evaluation, they conclude that the disclosure controls and procedures effectively ensure that the information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)   Changes in internal controls.

There have been no changes during the quarter ended September 30, 2004 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 2004, the Company issued to Steve Illes 8,053,673 shares of Common Stock for an aggregate purchase price of $913,454 pursuant to a Stock Purchase Agreement between Mr. Illes and the Company. The offer and sale of the shares were exempt from registration under Rule 506 promulgated under Section 4(2) of the Act. Mr. Illes is an accredited investor, made appropriate investment representations, was afforded access to all public filings and all other information that USA could reasonably obtain. We have agreed to register the shares for resale under the Act.

During the quarter ended September 30, 2004, the Company received proceeds of $98,503 from the exercise of Common Stock warrants at $.15 per share, resulting in the issuance of 677,344 shares of Common Stock. We have agreed to register the shares for resale under the Act. The securities were offered and sold under the exemption from registration set forth in Rule 506 promulgated under Section 4(2) of the Act. All of the warrant holders were accredited investors and there was no general solicitation or advertising.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults on any senior securities. However, on August 1, 2004, an additional $392,057 of dividends accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of September 30, 2004 was $ 7,069,237. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

ITEM 6. EXHIBITS

31.1 Certification by the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       USA TECHNOLOGIES, INC.

Date:  November 15, 2004               /s/ George R. Jensen, Jr.
                                       -----------------------------------------
                                       George R. Jensen, Jr.,
                                       Chairman, Chief Executive Officer

Date:  November 15, 2004               /s/ Mary W. Young
                                       -----------------------------------------
                                       Mary W. Young, Chief Financial Officer