Form 10-Q
period 2004-12-31
USA TECHNOLOGIES INC
filed 2005-02-14
CIK 896429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 1O-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004
                              --------------------

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

                        Commission file number 000-50054

                             USA Technologies, Inc.
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                   23-2679963
---------------------------------           -----------------------------------
  (State or other jurisdiction              (I.R.S. employer Identification No.)
of incorporation or organization)

100 Deerfield Lane, Suite 140, Malvern, Pennsylvania                  19355
----------------------------------------------------                ---------
(Address of principal executive offices)                            (Zip Code)

                          (610) 989-0340 (Registrant's
                     telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of February 8, 2005, there were 395,418,013 shares of Common Stock, no par value, outstanding.

                             USA TECHNOLOGIES, INC.


                                      INDEX

                                                                        PAGE NO.

Part I - Financial Information

     Item 1. Condensed Financial Statements (Unaudited)

         Consolidated Balance Sheets - December 31, 2004
                  and June 30, 2004                                            2

         Consolidated Statements of Operations - Three and six months ended
                  December 31, 2004 and 2003                                   3

         Consolidated Statement of Shareholders' Equity - Six months
                           ended December 31, 2004                             4

         Consolidated Statements of Cash Flows - Six months ended
                  December 31, 2004 and 2003                                   5

         Notes to Consolidated Financial Statements                            6

     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      18

     Item 4.  Controls and Procedures                                         18

Part II - Other Information

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     18

     Item 3.  Defaults Upon Senior Securities                                 19

     Item 6.  Exhibits                                                        19

         Signatures                                                           20

         Certifications

                             USA Technologies, Inc.
                           Consolidated Balance Sheets

                                                                               December 31,       June 30,
                                                                                  2004              2004
                                                                               (Unaudited)
                                                                           -------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                  $   1,935,922    $   3,019,214
   Accounts receivable, less allowance for uncollectible accounts
     of $220,000 at December 31, 2004 and $240,000 at June 30, 2004               1,214,173        1,075,858
   Inventory                                                                      1,572,377        1,707,684
   Prepaid expenses and other current assets                                        207,438          234,448
   Subscriptions receivable                                                              --          300,000
   Investment                                                                        52,248           68,636
   Assets held for sale                                                              42,300           46,200
                                                                              -------------    -------------
Total current assets                                                              5,024,458        6,452,040

Property and equipment, less accumulated depreciation of $3,062,913 at December 31, 2004 and $2,892,679 at
    June 30, 2004                                                                   552,503          602,953
Intangibles, less accumulated amortization of $2,155,469 at
   December 31, 2004 and $1,537,168 at June 30, 2004                             10,213,531       10,831,832
Goodwill                                                                          7,663,208        7,985,208
Other assets                                                                         12,408            8,544
                                                                              -------------    -------------
Total assets                                                                  $  23,466,108    $  25,880,577
                                                                              =============    =============

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                           $   2,839,281    $   2,929,491
   Accrued expenses                                                               1,213,689        1,569,368
   Current obligations under long-term debt                                          48,134          240,764
   Convertible Senior Notes                                                       2,714,010          401,887
                                                                              -------------    -------------
Total current liabilities                                                         6,815,114        5,141,510

Convertible Senior Notes, less current portion                                    5,755,247        6,617,987
Long-term debt, less current portion                                                  1,678           12,418
                                                                              -------------    -------------
Total liabilities                                                                12,572,039       11,771,915

Shareholders' equity:
   Preferred Stock, no par value:
     Authorized shares--1,800,000
     Series A Convertible Preferred--Authorized shares - 900,000 Issued and outstanding shares--522,742 at December 31, 2004 and
       June 30, 2004 (liquidation preference of $12,296,657 at
       December 31, 2004)                                                         3,702,856        3,702,856
   Common Stock, no par value:
     Authorized shares--475,000,000
     Issued and outstanding shares--394,082,468 at December 31, 2004
       and 351,654,131 at June 30, 2004                                         114,883,179      110,635,743
   Accumulated other comprehensive income                                            15,861           32,249
   Accumulated deficit                                                         (107,707,827)    (100,262,186)
                                                                              -------------    -------------
Total shareholders' equity                                                       10,894,069       14,108,662
                                                                              -------------    -------------
Total liabilities and shareholders' equity                                    $  23,466,108    $  25,880,577
                                                                              =============    =============

See accompanying notes

                             USA Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three months ended                Six months ended
                                                            December 31,                    December 31,
                                                       2004             2003             2004             2003
                                                  -------------    -------------    -------------    -------------
Revenues:
   Equipment sales                                $     882,731    $   1,425,176    $   1,648,076    $   2,711,654
   License and transaction fees                         252,718          267,157          519,950          586,806
   Product sales and other                                   --          222,253               --          296,734
                                                  -------------    -------------    -------------    -------------
Total revenues                                        1,135,449        1,914,586        2,168,026        3,595,194

   Cost of sales (including amortization of software development costs of $0,
     $332,887, $0 and $665,774, respectively)

                                                        792,744        1,083,419        1,694,787        2,165,582
                                                  -------------    -------------    -------------    -------------
Gross profit                                            342,705          831,167          473,239        1,429,612

Operating expenses:
   General and administrative                         1,750,016        1,780,242        3,171,900        3,282,011
   Compensation                                       1,359,056        1,740,012        2,679,371        7,443,210
   Depreciation and amortization                        392,356          420,945          788,535          815,904
   Loss on debt modification                                 --           41,618               --          318,915
                                                  -------------    -------------    -------------    -------------
Total operating expenses                              3,501,428        3,982,817        6,639,806       11,860,040
                                                  -------------    -------------    -------------    -------------
Operating loss                                       (3,158,723)      (3,151,650)      (6,166,567)     (10,430,428)

Other income (expense):
   Interest income                                        9,554           12,087           20,091           19,816
   Gain on investment                                        --               --               --           31,361
   Gain on contract settlement                               --          515,844               --          515,844
   Interest expense:
     Coupon or stated rate                             (298,082)        (241,749)        (594,673)        (507,240)
     Non-cash interest and amortization of debt
       discount                                        (357,753)        (872,156)        (704,492)      (2,670,061)
                                                  -------------    -------------    -------------    -------------
   Total interest expense                              (655,835)      (1,113,905)      (1,299,165)      (3,177,301)
                                                  -------------    -------------    -------------    -------------
Total other income (expense)                           (646,281)        (585,974)      (1,279,074)      (2,610,280)
                                                  -------------    -------------    -------------    -------------
Net loss                                             (3,805,004)      (3,737,624)      (7,445,641)     (13,040,708)
Cumulative preferred dividends                               --               --         (392,057)        (393,369)
                                                  -------------    -------------    -------------    -------------
Loss applicable to common shares                  $  (3,805,004)   $  (3,737,624)   $  (7,837,698)   $ (13,434,077)
                                                  =============    =============    =============    =============

Loss per common share (basic and diluted)         $       (0.01)   $       (0.01)   $       (0.02)   $       (0.05)
                                                  =============    =============    =============    =============

Weighted average number of common shares
   outstanding (basic and diluted)                  376,933,808      284,277,552      366,326,724      267,133,382
                                                  =============    =============    =============    =============

See accompanying notes.

                             USA Technologies, Inc.
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                             Series A                          Accumulated
                                            Convertible                           Other
                                             Preferred          Common        Comprehensive      Accumulated
                                               Stock             Stock            Income           Deficit               Total
                                         ----------------------------------------------------------------------------------------
Balance, June 30, 2004                     $   3,702,856     $ 110,635,743     $      32,249    $(100,262,186)      $  14,108,662
Exercise of 10,965,828 Common Stock
   Warrants at $0.10 per share, net                   --         1,090,395                --               --           1,090,395
Issuance of 236,459 shares of Common
   Stock from the conversion of 12%
   Senior Notes                                       --            47,292                --               --              47,292
Issuance of 475,580 shares of Common
   Stock for employee compensation                    --            59,570                --               --              59,570
Issuance of 31,450,470 shares of Common
   Stock to an accredited investor at
   varying prices per share, less              3,055,559
   issuance costs of $128,062                         --         3,055,559                --               --
Cancellation of 700,000 shares of Common
   Stock in connection with the Bayview
   acquisition                                        --          (322,000)               --               --            (322,000)
Debt discount related to the beneficial
   conversion feature on Senior Notes
   issued                                             --           316,620                --               --             316,620
Comprehensive loss:
  Net loss                                            --                --                --       (7,445,641)         (7,445,641)
  Unrealized loss on investment                       --                --           (16,388)              --             (16,388)
                                                                                                                    -------------
Total comprehensive loss                      (7,462,029)
                                         ----------------------------------------------------------------------------------------
Balance, December 31, 2004                 $   3,702,856     $ 114,883,179     $      15,861    $(107,707,827)      $  10,894,069
                                         ========================================================================================

See accompanying notes.

                             USA Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        Six months ended
                                                                                           December 31,
                                                                                     2004               2003
                                                                                 ------------       ------------
Operating activities
Net loss                                                                         $ (7,445,641)      $(13,040,708)
Adjustments to reconcile net loss to net cash used in operating activities:
       Charges incurred in connection with the issuance of Common Stock,
          Common Stock Purchase Warrants and Senior Notes                              59,570          4,835,980
       Interest expense on Senior Notes paid through the issuance of Common
          Stock                                                                            --            479,617
           Interest amortization related to Senior Notes                              704,492          2,190,444
                                                                                      618,301          1,256,142
Amortization
       Depreciation                                                                   170,234            271,294
       Loss on debt modification                                                           --            318,915
       Gain on sale of investment                                                          --            (31,361)
       Gain on contract settlement                                                         --           (515,844)
       Changes in operating assets and liabilities:
          Accounts receivable                                                        (138,315)        (1,442,536)
          Inventory                                                                   135,307           (559,314)
          Prepaid expenses and other assets                                             3,346           (131,744)
          Accounts payable                                                            (90,210)           474,592
          Accrued expenses                                                           (355,679)           410,372
                                                                                 ------------       ------------
Net cash used in operating activities                                              (6,338,595)        (5,484,151)

Investing activities
Purchase of property and equipment                                                   (119,784)          (229,369)
Cash paid in connection with Bayview acquisition                                           --           (727,969)
Cash received from the sale of investment                                                  --            395,249
Cash received from the sale of assets held for sale                                    23,700                 --
                                                                                 ------------       ------------
Net cash used in investing activities                                                 (96,084)          (562,089)

Financing activities
Net proceeds from issuance of Common Stock and
    exercise of Common Stock Warrants                                               4,145,954          5,574,055
Net proceeds from the issuance of Senior Notes                                      1,108,803                 --
Collection of subscriptions receivable                                                300,000          1,002,163
Repayment of long-term debt                                                          (203,370)          (392,629)
                                                                                 ------------       ------------
Net cash provided by financing activities                                           5,351,387          6,183,589
                                                                                 ------------       ------------

Net increase (decrease) in cash and cash equivalents                               (1,083,292)           137,349
Cash and cash equivalents at beginning of period                                    3,019,214          2,384,455
                                                                                 ------------       ------------
Cash and cash equivalents at end of period                                       $  1,935,922       $  2,521,804
                                                                                 ============       ============

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                       $    648,123       $    464,864
                                                                                 ============       ============
    Subscriptions receivable                                                     $         --       $     11,237
                                                                                 ============       ============
    Conversion of Senior Notes to Common Stock                                   $     47,292       $  1,994,334
                                                                                 ============       ============
    Beneficial conversion feature related to Senior Notes                        $    316,620       $  1,981,007
                                                                                 ============       ============
    Prepaid stock expenses through issuance of Common Stock                      $         --       $    105,000
                                                                                 ============       ============
    Issuance (cancellation) of Common Stock in connection with the Bayview
      acquisition                                                                $   (322,000)      $  9,278,200
                                                                                 ============       ============
    Other receivable from contract termination                                   $         --       $    674,649
                                                                                 ============       ============
    Conversion of Convertible Preferred Stock to Common Stock                    $         --       $      2,125
                                                                                 ============       ============
    Conversion of Convertible Preferred Dividends to Common Stock                $         --       $      3,820
                                                                                 ============       ============

See accompanying notes.

                             USA Technologies, Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1. Accounting Policies

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004. In the opinion of management, all adjustments considered necessary, consisting of normal recurring adjustments, have been included. Operating results for the three-month and six-month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market and consists of finished goods and packaging materials.

Income Taxes

No provision for income taxes has been made in either the three or six months ended December 31, 2004 and 2003 given the Company's losses in 2004 and 2003 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

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

There were no stock options granted during the six months ended December 31, 2004. The pro-forma disclosures required by FAS 148 have not been included as the pro-forma compensation expense related to the vesting of options during the six months ended December 31, 2004 was not considered to be material and there was no pro-forma compensation expense during the six months ended December 31, 2003.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("FAS 123(R)"), which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the alternative to account for such awards using the intrinsic method currently allowable under APB
25. FAS 123(R) will be effective for the Company for the interim reporting period beginning on July 1, 2005. The Company believes FAS 123(R) will not have a material impact on the Company's financial statements. 2.

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

Of the 20,000,000 shares issued to Bayview, 700,000 shares were placed into an escrow account to be issued to one owner of Bayview if certain Bayview stock options were exercised. This agreement called for these shares to be returned to the Company if the Bayview stock options were not exercised. During the three-month period ended September 30, 2004, the Company determined that the Bayview stock options would not be exercised and the shares previously issued into escrow would be cancelled. Therefore, the Company decreased the purchase price by $322,000 due to the return and cancellation of the 700,000 shares held in escrow. The decrease in the purchase price resulted in a reduction of goodwill and shareholders' equity of $322,000 in the three months ended September 30, 2004.

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
                                              ==========

The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Bayview have been included in the accompanying consolidated statements of operations since the date of acquisition. Results of operations of the Company for three and six months ended December 31, 2003 would not have been significantly different than reported had the acquisition taken place July 1, 2003 as the acquisition occurred on July 11, 2003.

                             USA Technologies, Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

3. Senior Notes

As of December 31, 2004, the outstanding balance of Senior Notes was $8,469,257. This is comprised of notes with a face amount of $10,757,352 less unamortized debt discount and other issuance costs of $2,288,095.

Debt discount and other issuance costs associated with the Senior Notes are amortized to interest expense over the remaining life of the Senior Notes. Upon conversion of Senior Notes into Common Stock, unamortized costs relating to the notes converted are charged to interest expense. Total charges to interest for amortization of debt discount and other issuance costs were $357,753 and $704,492 for the three and six months ended December 31, 2004, respectively and $756,369 and $2,190,444 for the three and six months ended December 31, 2003.

During the six months ended December 31, 2004 and 2003, Senior Notes totaling $47,292 and $1,994,334, respectively, converted into 236,459 and 9,971,669 shares, respectively, of the Company's Common Stock.

Certain Senior Notes outstanding, which matured on December 31, 2004, had an aggregate face amount of $451,152 and were convertible into shares of Common Stock at $0.40 per share. During January 2005, the Company repaid $131,152 of these Senior Notes and agreed with the holders of the remaining $320,000 of these notes to extend the maturity date to June 30, 2005. In exchange for extending the maturity date, the Company authorized a reduction of the conversion price to $0.10.

On November 3, 2004, the Company authorized the issuance of up to $2,500,000 of Senior Notes convertible into shares of Common Stock at $0.10 per share and maturing on June 30, 2007 (the "2004-B Senior Notes"). Interest is payable quarterly at a rate of 10% per annum. Participation in the Senior Note offering was offered to the holders of certain warrants issued in conjunction with the payment of interest on Senior Notes (see "Additional Interest Warrants" in Note
5), holders of the warrants issued in conjunction with the 2004-A Private Placement Offering, and to an accredited investor and current warrant holder. Due to the limited number of authorized shares available for issuance, the terms of the offering provided that all of such warrant holder's warrants would be cancelled if they participated in the offering. Through December 31, 2004, the Company received $1,108,803 in gross proceeds from sales of the 2004-B Senior Notes and 1,770,635 shares underlying the warrants were cancelled. As the Company's share price on the day of issuance of each of these Senior Notes was greater than the conversion price of $0.10, the Company recorded the intrinsic value of this beneficial conversion feature totaling $316,620 as additional debt discount, which is being amortized to interest expense through the maturity date of these Senior Notes. 4.

                             USA Technologies, Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

4. Common Stock

On August 6, 2004, the Company entered into a Common Stock purchase agreement (the "Common Stock Agreement") with an accredited investor to purchase shares of the Company's Common Stock, provided that the aggregate purchase price does not exceed $7,500,000. Under the Common Stock Agreement, the Company has the right at any time to require the investor to purchase Common Stock from the Company at the lower of: (i) $0.30 per share; or (ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to the investor of notice of his obligation to purchase. The Company can require the investor to purchase shares under the Common Stock Agreement only if the shares have been registered by the Company for resale under the Act. Such shares were registered effective August 13, 2004. Additionally, the shares are only available for purchase for a period of one year from the date the shares are registered under the Act. During any calendar month, the investor cannot be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $700,000. The Company has registered 35,000,000 shares for resale by the investor and the Company has the right in the future, if necessary, to register additional shares in order to ensure that a sufficient number of shares are available for purchase by the investor. The Company paid the investor a due diligence fee of $45,000 in connection with this transaction. During the six-month period ended December 31, 2004, the Company issued 31,450,470 shares of Common Stock under the Common Stock Agreement for total gross proceeds of $3,183,621. In addition to the due diligence fee, the Company incurred $83,062 of other stock issuance costs during the six months ended December 31, 2004.

On October 29, 2004, the Board of Directors approved the 2004-B Stock Compensation Plan to allow up to 500,000 shares of Common Stock to be available for issuance to future or current employees, directors or consultants of the Company.

5. Common Stock Warrants

Prior to June 30, 2004, the Company issued warrants to purchase approximately 3,700,000 shares of Common Stock to holders of the Senior Notes who elected to receive quarterly interest on their Notes in shares of Common Stock, in lieu of a cash payment of interest ("Original Interest Warrants"). These warrants were exercisable at $0.20 per share through August 30, 2004. In June 2004, the Company issued additional warrants to the Senior Note holders who elected to receive interest in shares of Common Stock ("Additional Interest Warrants"). One additional warrant was issued for each warrant previously issued with an exercise price of $0.20 per share through December 31, 2004.

                             USA Technologies, Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

5. Common Stock Warrants (Continued)

The Company reduced the exercise price of the Original Interest Warrants to $0.15 per share and extended their expiration through October 29, 2004. In addition, for each Original Interest Warrant exercised through October 4, 2004, the expiration date of one Additional Interest Warrant was extended to June 30, 2005 from December 31, 2004, and the exercise price was reduced to $0.15 per share through June 30, 2005. The Company also reduced the exercise price of the Additional Interest Warrants to $0.15 per share through November 30, 2004 and then retroactively to $0.10 per share through December 31, 2004. Investors who had previously exercised Original Interest Warrants and Additional Interest Warrants at $0.15 per share were refunded the equivalent of $0.05 per share in recognition of the reduction of the exercise price to $0.10 per share that occurred after the warrants were exercised. Such refunds amounted to $40,971. During the six-month period ended December 31, 2004, Original Interest Warrants and Additional Interest Warrants were exercised to purchase 807,494 shares of Common Stock. Such exercises generated net proceeds of approximately $75,000, after considering the above-mentioned refund.

As of October 25, 2004, the Company reduced the exercise price of the Common Stock warrants issued as part of the 2004-A Private Placement Offering to $0.10 per share, from $0.20 per share, through November 30, 2004. On December 13, 2004, the exercise price of $0.10 per share was retroactively extended to December 31, 2004. During the six-month period ended December 31, 2004, the Company received $765,833 upon the exercise of 7,658,334 of these warrants at an exercise price of $0.10 per share.

During the quarter ended December 31, 2004, the Company received $250,000 from an accredited investor upon the exercise of 2,500,000 Common Stock warrants at an exercise price of $0.10 per share.

As of December 31, 2004, there were 9,071,579 Common Stock warrants outstanding, all of which were exercisable at exercise prices ranging from $0.07 to $1.25 per share.

6. Subsequent Events

From January 1, 2005 to February 8, 2005, the Company issued an additional 1,700,000 shares of Common Stock under the Common Stock Agreement (Note 4) for total gross proceeds of $170,000.

From January 1, 2005 to February 8, 2005, the Company received an additional $142,485 in gross proceeds from the 2004-B Senior Note offering.

                             USA Technologies, Inc.
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

6. Subsequent Events (Continued)

On February 3, 2005, the Company authorized the issuance of up to $6,000,000 of Senior Notes, which will not result in any additional dilution to existing shareholders, due December 31, 2008 (the "2008 Senior Notes") and up to 15,000,000 shares of Common Stock to accredited investors and holders of the Convertible Senior Notes due December 31, 2005 (the "2005 Senior Notes"). Interest is payable quarterly at a rate of 12% per annum. This offering will allow the Company to raise up to $3,000,000 to repay the 2005 Senior Notes and up to $3,000,000 for working capital requirements. For each $10,000 invested in the offering, the subscriber shall receive a $10,000 12% Senior Note and 25,000 shares of restricted Common Stock. Due to the fact that a portion of the proceeds could be used to repay the 2005 Senior Notes and release the reserved underlying shares, the offering will not require the Company to reserve any additional shares of Common Stock and will not result in any additional dilution to existing shareholders.

Additionally, each holder of the 2005 Senior Notes has the right to exchange their Notes as part of the offering. For each $10,000 of 2005 Senior Notes exchanged, the holder will receive $10,000 of 2008 Senior Notes and 25,000 shares of restricted Common Stock. Due to the fact that the 2005 Senior Notes are being exchanged for the 2008 Senior Notes and thus releasing the reserved underlying shares, the offering will not require the Company to reserve any additional shares of Common Stock and will not result in any additional dilution to existing shareholders.

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

Results of Operations

Three months ended December 31, 2004

Revenues for the three months ended December 31, 2004 were $1,135,449 compared to $1,914,586 for the corresponding three-month period in the previous fiscal year. This $779,137 or 41% decrease was primarily due to a decrease in equipment sales and a one-time payment that only occurred in the prior fiscal year. The $542,446 decrease in equipment sales was primarily due to a decrease in sales of approximately $516,000 of energy conservation equipment and a decrease of approximately $104,000 in intelligent vending equipment sales, offset by an increase of approximately $79,000 in business center equipment sales. Of the $516,000 decrease in energy conservation equipment sales, approximately $454,000 relates to one large customer order of energy Miser(TM) products during the three-month period ended December 31, 2003. There was no corresponding equipment sale of this magnitude in the three-month period of the current fiscal year. License and transaction fees decreased by $14,000 primarily due to a decrease of approximately $122,000 in fees due to the termination of the Kodak Vending Placement Agreement, offset by an increase in our intelligent vending fees of approximately $106,000. Product sales and other decreased $222,253 primarily due to the one-time payment of $200,000 in the corresponding prior period related to the Strategic Alliance Agreement executed in October 2003 between the Company and Conopco, Inc dba Unilever Home & Personal Care North America.

As previously disclosed, the Company had been in negotiations with a Fortune 50 company for the sale of its internal vending miser product. The Company and the Fortune 50 company have entered into a one-year contract pursuant to which the Company has agreed to supply its energy miser products to the customer. Under the contract, the Fortune 50 customer would purchase our vending miser products for delivery to its own customer, a Fortune 50 major retailer, which has thousands of locations in the United States and abroad. The Fortune 50 customer has agreed to provide us with a forecast of its requirements during the third quarter of our fiscal year, at which time it is contemplated that the Company will receive its first purchase order. Furthermore, it is contemplated that the Fortune 50 customer could purchase our energy miser products for delivery to other major accounts. The Company anticipates that installations by the Fortune 50 customer would commence during the fourth quarter of our current fiscal year. The Company can make no assurances as to how many internal vending misers would ultimately be purchased by the Fortune 50 customer under the contract. Based upon our discussions with the Fortune 50 customer and subject to the receipt of purchase orders, the Company believes that the impact upon revenues could be material.

Cost of sales for the three-month period consisted of equipment costs of approximately $629,000 and network and transaction related costs of $163,524. The decrease in cost of sales of $290,675 or 27% over the prior year period was due to the fact that software development costs were fully amortized as of June 30, 2004, resulting in a decrease of approximately $333,000. This decrease was offset by an increase of approximately $39,000 of network and transaction related costs. The increase in network and transaction related costs was primarily due to an increase in the number of vending and business center transactions processed and the related infrastructure support costs due to an increase in the number of intelligent vending devices.

Gross profit for the three months ended December 31, 2004 was $342,705, compared to gross profit of $831,167 for the corresponding three-month period in the previous fiscal year. This 59% decrease is due to the combined effect of the lack of amortization of software development costs, the termination of the Kodak agreement, the decrease in energy and intelligent vending equipment sales, the one-time Unilever payment in the prior period, and decreased margins on intelligent vending equipment sales. Specifically, despite a decrease of approximately $540,000 in equipment sales, equipment costs increased by $4,000 as a result of decreased margins on our intelligent vending equipment sales as well as a one-time cost of approximately $80,000 to switch some of our customers' intelligent vending devices to the AT&T wireless network.

Compensation expense of $1,359,056 decreased by $380,956 or 22% primarily due to a decrease in bonus expense of approximately $665,000, offset by an increase in salaries and benefits expense of approximately $284,000, due to an increase in the number of employees, as compared to the prior period.

During the three-month period of the prior fiscal year, the Company incurred a charge of $41,618 related to the modification of debt terms for certain 2003 and 2004 Senior Notes in order to manage short-term cash flows. This charge represents the unamortized debt discount that remained on the Senior Notes that were scheduled to mature in December 2003 and 2004, and whose terms were substantially modified when the note holders agreed to extend the maturity date of their notes in exchange for a reduction in the conversion rate on the note. There was no such comparable charge in the period ended December 31, 2004.

During the three-month period of the prior fiscal year, the Company recorded a one-time gain of $515,844 relating to the termination of the Kodak Vending Placement Agreement. This gain was comprised of the payment from Kodak of approximately $675,000 plus the cancellation of Stitch Network's obligation to the supplier of the vending machines of approximately $124,000 reduced by a write down of the carrying value of vending machines of approximately $283,000 to their net realizable value of $300 per vending machine.

Interest expense decreased by $458,070 or 41% due to a decrease in non-cash charges related to accelerated interest charges for the unamortized debt discount and other issuance costs on the Senior Notes that were converted into Common Stock during the corresponding three-month period of the prior fiscal year. Conversions of Senior Notes totaled $494,167 during the three-month period ended December 31, 2003 whereas only $37,292 of Senior Notes were converted during the corresponding period of the current fiscal year.

The three-month period ended December 31, 2004 resulted in a net loss of $3,805,004 (approximately $0.8 million of non-cash charges) compared to a net loss of $3,737,624 (approximately $1.3 million of non-cash charges) for the three-month period ended December 31, 2003.

Six months ended December 31, 2004

Revenues for the six months ended December 31, 2004 were $2,168,026 compared to $3,595,194 for the corresponding six-month period in the previous fiscal year. This $1,427,168 or 40% decrease was primarily due to a decrease in equipment sales, a one-time payment that only occurred in the prior fiscal year and the termination of the Kodak Vending Placement Agreement. The $1,063,578 decrease in equipment sales was primarily due to a decrease in sales of approximately $1,032,000 of energy conservation equipment and a decrease of approximately $176,000 in intelligent vending equipment sales, offset by an increase of approximately $158,000 in business center equipment sales. Of the $1,032,000 decrease in energy conservation equipment sales, approximately $886,000 relates to two large customer orders of energy Miser(TM) products during the six-month period ended December 31, 2003. There were no corresponding equipment sales of this magnitude in the six-month period of the current fiscal year. License and transaction fees decreased by $67,000 primarily due to a decrease of approximately $253,000 in fees due to the termination of the Kodak agreement and a decrease of approximately $24,000 in fees from our business centers, offset by an increase in our intelligent vending fees of approximately $202,000. Product sales and other decreased $296,734 due to the termination of the Kodak vending placement agreement and the one-time payment of $200,000 in the corresponding prior period related to the agreement with Unilever.

Cost of sales for the period consisted of equipment costs of approximately $1,072,000 and network and transaction related costs of $623,000. The decrease in cost of sales of $470,795 or 22% over the prior year period was due to the fact that software development costs were fully amortized as of June 30, 2004, resulting in a decrease of approximately $666,000. Additionally, equipment costs decreased by approximately $183,000 due to the reduction in energy and intelligent vending equipment sales. These two decreases were offset by an increase of approximately $378,000 of network and transaction related costs.

Gross profit for the six months ended December 31, 2004 was $473,239, compared to gross profit of $1,429,612 for the corresponding six-month period in the previous fiscal year. This 67% decrease is due to the combined effect of the lack of amortization of software development costs, the termination of the Kodak Vending Placement Agreement, the decrease in energy and intelligent vending equipment sales, the one-time Unilever payment in the prior period, the decreased margins on intelligent vending equipment sales, and the increase in transaction processing costs.

Compensation expense of $2,679,371 decreased by $4,763,839 or 64% primarily due to the issuance of 10,500,000 shares of Common Stock valued at $0.44 per share to the Company's Chief Executive Officer in connection with the amendment of his employment agreement during the corresponding period in the prior fiscal year. This was a one-time, non-cash payment valued at $4,620,000. Compensation expense further decreased by approximately $134,000 due to a decrease in bonus expense, excluding the above-mentioned one-time non cash payment, of approximately $715,000 due to a reduction in bonuses granted, offset by an increase in salaries and benefits expense of approximately $551,000 due to an increase in the number of employees as compared to the prior period.

During the six-month period of the prior fiscal year, the Company incurred a charge of $318,915 related to the modification of debt terms for certain 2003 and 2004 Senior Notes. This charge represents the unamortized debt discount that remained on the Senior Notes that were scheduled to mature in December 2003 and 2004, and whose terms were substantially modified when the note holders agreed to extend the maturity date of their notes in exchange for a reduction in the conversion rate on the note. There was no such comparable charge in the period ended December 31, 2004.

During the six-month period of the prior fiscal year, the Company recorded a one-time gain of $515,844 relating to the termination of the Kodak Vending Placement Agreement. This gain was comprised of the payment from Kodak of approximately $675,000 plus the cancellation of Stitch Network's obligation to the supplier of the vending machines of approximately $124,000 reduced by a write down of the carrying value of vending machines of approximately $283,000 to their net realizable value of $300 per vending machine.

Interest expense decreased by $1,878,136 or 59% due to a decrease in non-cash charges related to accelerated interest charges for the unamortized debt discount and other issuance costs on the Senior Notes that were converted into Common Stock during the corresponding six months of the prior fiscal year. Conversions of Senior Notes totaled $1,994,334 during the six-month period ended December 31, 2003 whereas only $47,292 of Senior Notes were converted during the corresponding period of the current fiscal year.

The six-month period ended December 31, 2004 resulted in a net loss of $7,445,641 (approximately $1.6 million of non-cash charges) compared to a net loss of $13,040,708 (approximately $8.8 million of non-cash charges) for the six-month period ended December 31, 2003.

Liquidity and Capital Resources

For the six months ended December 31, 2004, net cash of $6,338,595 was used by operating activities, primarily due to the net loss of $7,445,641 offset by non-cash charges aggregating to $1,552,597 for transactions involving the issuance of Common Stock for services, depreciation and amortization of assets, and amortization of debt discount. In addition, the Company's net operating assets increased by $445,551 primarily due to decreases in accrued expenses. The Company's working capital decreased during the six months ended December 31, 2004 due primarily to cash utilized to fund operations and a portion of the long-term Senior Notes becoming current.

Proceeds from financing activities for the six months ended December 31, 2004 provided funds to support cash used in operating and investing activities. Net proceeds of $5,351,387 were realized from the sale of Common Stock ($3,055,559), the exercise of Common Stock Warrants ($1,090,395), the collection of Common Stock subscriptions receivable ($300,000), and the issuance of Senior Notes ($1,108,803), offset by cash used to repay long-term debt ($203,370).

The Company has incurred losses since inception. Cumulative losses through December 31, 2004 amounted to approximately $105,000,000. The Company has raised capital through equity and debt offerings to fund operations.

During the year ended June 30, 2004, cash used in operating activities was approximately $1,050,000 per month. These cash flows were impacted by working capital increases that were disproportionate to the increase in revenues. The Company is in the process of improving its management of working capital, specifically as it relates to controllable costs, accounts receivable, inventory, accounts payable and accrued expenses. During the first six months of fiscal year 2005, the Company used approximately $1,056,000 cash per month in operating activities. For the three months ended December 31, 2004, cash used in operating activities was approximately $964,000 per month. Using the first two quarters of the fiscal year as a basis for estimating cash requirements for the year ending June 30, 2005 (which assumes a static level of revenues as compared to the prior fiscal year), cash requirements for the fiscal year 2005, including requirements for capital expenditures and repayments of long-term debt, would be approximately $12,100,000.

Through the funding sources outlined below and by improving the management of working capital, the Company believes it has a plan to obtain funding for operating activities through the end of the fiscal year. As of December 31, 2004, the Company had approximately $1,936,000 of cash and cash equivalents on hand.

As of December 31, 2004, the Company issued 31,450,470 shares out of 35,000,000 shares registered for issuance under the Common Stock Agreement. From January 1 through February 8, 2005, the Company issued 1,700,000 additional shares under this agreement for gross proceeds of $170,000.

From January 1 through February 8, 2005, the Company received $142,485 in gross proceeds from the 2004-B Senior Note offering.

On February 3, 2005, the Company authorized the issuance of up to $6,000,000 of Senior Notes, which will not result in any additional dilution to existing shareholders, due December 31, 2008 (the "2008 Senior Notes") and up to 15,000,000 shares of Common Stock to accredited investors and holders of the Convertible Senior Notes due December 31, 2005 (the "2005 Senior Notes"). Interest is payable quarterly at a rate of 12% per annum. This offering will allow the Company to raise up to $3,000,000 to repay the 2005 Senior Notes and up to $3,000,000 for working capital requirements. For each $10,000 invested in the offering, the subscriber shall receive a $10,000 12% Senior Note and 25,000 shares of restricted Common Stock. Due to the fact that a portion of the proceeds could be used to repay the 2005 Senior Notes and release the reserved underlying shares, the offering will not require the Company to reserve any additional shares of Common Stock and will not result in any additional dilution to existing shareholders.

Additionally, each holder of the 2005 Senior Notes has the right to exchange their Notes as part of the offering. For each $10,000 of 2005 Senior Notes exchanged, the holder will receive $10,000 of 2008 Senior Notes and 25,000 shares of restricted Common Stock. Due to the fact that the 2005 Senior Notes are being exchanged for the 2008 Senior Notes and thus releasing the reserved underlying shares, the offering will not require the Company to reserve any additional shares of Common Stock and will not result in any additional dilution to existing shareholders.

Future exercises of warrants that are "in the money", with exercise prices below $0.10 per share, could yield approximately $500,000 as of February 8, 2005.

The Company has scheduled the 2005 Annual Meeting of Shareholders for March 17, 2005. One of the proposals to be considered by the shareholders at the meeting is the approval of the increase in the number of authorized shares of Common Stock of the Company from 475,000,000 to 560,000,000, which could provide the Company with the flexibility to issue Common Stock for a variety of corporate purposes, such as to raise equity capital, to issue convertible debt, to issue additional warrants or options or to make acquisitions through the use of shares. However, the Company currently has no specific plans in place regarding future offerings.

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

The principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of December 31, 2004. Based on this evaluation, they conclude that the disclosure controls and procedures effectively ensure that the information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls.

There have been no changes during the quarter ended December 31, 2004 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2004, the Company issued an aggregate of 186,459 shares of Common Stock to 2 holders of its Convertible Senior Notes upon their conversion at the rate of $0.20 per share for an aggregate of $37,292. The offer and sales of the shares was exempt from the registration requirements of the Act under Rule 506 promulgated thereunder. In this regard, the offer and sale thereof was to existing security holders and did not involve any general advertising or solicitation and the securities contained appropriate restrictive legends under the Act.

During the quarter ended December 31, 2004, the Company issued to Steve Illes 23,396,797 shares of Common Stock for an aggregate purchase price of $2,270,167 pursuant to a Common Stock Purchase Agreement dated August 6, 2004 between Mr. Illes and the Company. The offer and sale of the shares were exempt from registration under Rule 506 promulgated under Section 4(2) of the Act. Mr. Illes is an accredited investor, made appropriate investment representations, was afforded access to all public filings and all other information that the Company could reasonably obtain. We have agreed to register the shares for resale under the Act.

During the quarter ended December 31, 2004, the Company received net proceeds of $741,888 from the exercise of Common Stock warrants at $.10 per share, resulting in the issuance of 7,788,484 shares of Common Stock. We have agreed to register the shares for resale under the Act. The securities were offered and sold under the exemption from registration set forth in Rule 506 promulgated under Section 4(2) of the Act. All of the warrant holders were accredited investors and there was no general solicitation or advertising.

During the quarter ended December 31, 2004, the Company received $250,000 from Kazi Management VI, Inc., an accredited investor, upon the exercise of 2,500,000 Common Stock warrants at an exercise price of $0.10 per share. The offer and sale of the shares were exempt from registration under Rule 506 promulgated under Section 4(2) of the Act and there was no general solicitation or advertising. We have agreed to register the shares for resale under the Act.

In November 2004, the Company initiated a private placement offering, the 2004-B offering, consisting of up to $2,500,000 of 10% Senior Notes. The Senior Notes are convertible into shares of Common Stock at $0.10 per share and mature on June 30, 2007. The securities were offered and sold pursuant to the exemption from registration set forth in Section 4(2) of the Act and Rule 506 promulgated thereunder. The Company has agreed at its cost and expense to use its best efforts to register the underlying Common Stock for resale by the holder under the Act. Through December 31, 2004, the Company received $1,108,803 in gross proceeds pursuant to this offering to 54 accredited investors.

Item 3. Defaults Upon Senior Securities

There were no defaults on any senior securities. However, on February 1, 2005, an additional $392,057 of dividends accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of February 8, 2005 was $7,461,294. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.


Item 6. Exhibits

31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a)under the Securities Exchange act of 1934 .

31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a0 under the Securities Exchange Act of 1934.

32 Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        USA TECHNOLOGIES, INC.

Date: February 14, 2005                 /s/ George R. Jensen, Jr.
                                        ----------------------------------------
                                        George R. Jensen, Jr.,
                                        Chairman, Chief Executive Officer


Date:  February 14, 2005                /s/ Mary W. Young
                                        ----------------------------------------
                                        Mary W. Young, Chief Financial Officer