Form 10-Q
period 2005-03-31
USA TECHNOLOGIES INC
filed 2005-05-16
CIK 896429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 1O-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2005

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

                                 (610) 989-0340
                                 --------------
              (Registrant's telephone number, including area code)

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

As of May 4, 2005, there were 425,131,493 shares of Common Stock, no par value, outstanding.

                             USA TECHNOLOGIES, INC.

                                      INDEX

                                                                                              PAGE  NO.
Part I - Financial Information

     Item 1. Condensed Financial Statements (Unaudited)

         Consolidated Balance Sheets - March 31, 2005
                  and June 30, 2004                                                               2

         Consolidated Statements of Operations - Three and nine months ended
                  March 31, 2005 and 2004                                                         3

         Consolidated Statement of Shareholders' Equity - Nine months
                           ended March 31, 2005                                                   4

         Consolidated Statements of Cash Flows - Nine months ended
                  March 31, 2005 and 2004                                                         5

         Notes to Consolidated Financial Statements                                               6

     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                         15

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         20

     Item 4.  Controls and Procedures                                                            20

Part II - Other Information

     Item 1.  Legal Proceedings                                                                  20

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        20

     Item 3.  Defaults Upon Senior Securities                                                    21

     Item 4.  Submission of Matters to a Vote of Security Holders                                22

     Item 6.  Exhibits                                                                           22

         Signatures                                                                              23

         Certifications                                                                          24

                             USA Technologies, Inc.
                           Consolidated Balance Sheets

                                                                          March 31,           June 30,
                                                                            2005                2004
                                                                         (Unaudited)
                                                                     ---------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                         $       3,187,896  $       3,019,214
   Accounts receivable, less allowance for uncollectible accounts
     of $228,000 at March 31, 2005 and $240,000 at June 30, 2004               507,239            771,722
   Loans receivable                                                            243,029            162,874
   Inventory                                                                 1,785,778          1,707,684
   Prepaid expenses and other current assets                                   228,429            234,448
   Subscriptions receivable                                                         --            300,000
   Investment                                                                   44,384             68,636
   Assets held for sale                                                         42,300             46,200
                                                                     ---------------------------------------
Total current assets                                                         6,039,055          6,310,778

Property and equipment, net                                                    578,742            602,953
Intangibles, net                                                             9,904,382         10,831,832
Goodwill                                                                     7,663,208          7,985,208
Loans receivable                                                               242,923            141,262
Other assets                                                                    12,409              8,544
                                                                     ---------------------------------------
Total assets                                                         $      24,440,719  $      25,880,577
                                                                     =======================================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                   $      2,983,520  $       2,929,491
   Accrued expenses                                                          1,329,601          1,569,368
   Current obligations under long-term debt                                     23,575            240,764
   Convertible Senior Notes                                                    920,265            401,887
                                                                     ---------------------------------------
Total current liabilities                                                    5,256,961          5,141,510

Convertible Senior Notes, less current portion                               8,151,294          6,617,987
Long-term debt, less current portion                                                --             12,418
                                                                     ---------------------------------------
Total liabilities                                                           13,408,255         11,771,915

Shareholders' equity:
   Preferred Stock, no par value:
     Authorized shares--1,800,000
     Series A Convertible Preferred--Authorized shares - 900,000 Issued and outstanding shares--522,742 at March 31, 2005 and
       June 30, 2004 (liquidation preference of $12,688,714 at
       March 31, 2005)                                                       3,702,856          3,702,856
   Common Stock, no par value:
     Authorized shares--560,000,000
     Issued and outstanding shares--411,982,585 at March 31, 2005
       and 351,654,131 at June 30, 2004                                    118,731,488        110,635,743
   Accumulated other comprehensive income                                        7,997             32,249
   Accumulated deficit                                                    (111,409,877)      (100,262,186)
                                                                     ---------------------------------------
Total shareholders' equity                                                  11,032,464         14,108,662
                                                                     ---------------------------------------
Total liabilities and shareholders' equity                           $      24,440,719  $      25,880,577
                                                                     =======================================
See accompanying notes.

                             USA Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                      Three months ended                Nine months ended
                                                                           March 31,                         March 31,
                                                                     2005             2004             2005             2004
                                                                 -------------    -------------    -------------    -------------
Revenues:
   Equipment sales                                               $     801,028    $   1,026,523    $   2,449,104    $   3,741,359
   License and transaction fees                                        321,302          315,242          841,252          902,047
   Product sales and other                                                  --           10,924               --          304,476
                                                                 -------------    -------------    -------------    -------------
Total revenues                                                       1,122,330        1,352,689        3,290,356        4,947,882

   Cost of sales (including amortization of software
     development costs of $0, $332,887, $0 and $998,660,
     respectively)
                                                                       555,610        1,070,942        2,250,398        3,236,524
                                                                 -------------    -------------    -------------    -------------
Gross profit                                                           566,720          281,747        1,039,958        1,711,358

Operating expenses:
   General and administrative                                        1,547,866        1,814,437        4,740,060        5,096,447
   Compensation                                                      1,469,333        1,220,990        4,128,412        8,664,200
   Depreciation and amortization                                       399,446          411,205        1,187,979        1,227,109
   Loss on debt modification                                                --               --               --          318,915
                                                                 -------------    -------------    -------------    -------------
Total operating expenses                                             3,416,645        3,446,632       10,056,451       15,306,671
                                                                 -------------    -------------    -------------    -------------
Operating loss                                                      (2,849,925)      (3,164,885)      (9,016,493)     (13,595,313)

Other income (expense):
   Interest income                                                      14,564           10,183           34,656           29,999
   Gain on investment                                                       --          572,119               --          603,480
   Gain (loss) on contract settlement                                       --           (6,600)              --          509,244
   Interest expense:
     Coupon or stated rate                                            (325,098)        (343,679)        (928,509)        (850,919)
     Non-cash interest and amortization of debt
       discount                                                       (541,590)        (450,708)      (1,237,345)      (3,120,769)
                                                                 -------------    -------------    -------------    -------------
   Total interest expense                                             (866,688)        (794,387)      (2,165,854)      (3,971,688)
                                                                 -------------    -------------    -------------    -------------
Total other income (expense)                                          (852,124)        (218,685)      (2,131,198)      (2,828,965)
                                                                 -------------    -------------    -------------    -------------
Net loss                                                            (3,702,049)      (3,383,570)     (11,147,691)     (16,424,278)
Cumulative preferred dividends                                        (392,057)        (393,144)        (784,114)        (786,513)
                                                                 -------------    -------------    -------------    -------------
Loss applicable to common shares                                 $  (4,094,106)   $  (3,776,714)   $ (11,931,805)   $ (17,210,791)
                                                                 =============    =============    =============    =============

Loss per common share (basic and diluted)                        $       (0.01)   $       (0.01)   $       (0.03)   $       (0.06)
                                                                 =============    =============    =============    =============

Weighted average number of common shares
   outstanding (basic and diluted)                                 403,032,527      293,734,831      378,561,992      276,000,532
                                                                 =============    =============    =============    =============

See accompanying notes.

                             USA Technologies, Inc.
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                             Series A                        Accumulated
                                            Convertible                         Other
                                             Preferred         Common        Comprehensive    Accumulated
                                               Stock            Stock           Income           Deficit           Total
                                           -------------    -------------    -------------    -------------    -------------
Balance, June 30, 2004                     $   3,702,856    $ 110,635,743    $      32,249    $(100,262,186)   $  14,108,662
Exercise of 10,976,011 Common Stock
   Warrants at $0.10 per share, net                   --        1,091,922               --               --
                                                                                                                   1,091,922
Issuance of 4,431,393 shares of Common
   Stock from the conversion of Senior
   Notes                                              --          468,452               --               --
                                                                                                                     468,452
Issuance of 670,580 shares of Common
   Stock for employee compensation                    --           84,530               --               --           84,530
Issuance of 44,950,470 shares of Common
   Stock to accredited investors at
   varying prices per share, less
   issuance costs of $152,624                         --        4,907,996               --               --
                                                                                                                   4,907,996
Cancellation of 700,000 shares of Common
   Stock in connection with the Bayview
   acquisition                                        --         (322,000)              --               --         (322,000)
Debt discount related to the beneficial
   conversion feature on Senior Notes
   issued                                             --        1,864,845               --               --        1,864,845
Comprehensive loss:
  Net loss                                            --               --               --      (11,147,691)     (11,147,691)
  Unrealized loss on investment                       --               --          (24,252)              --          (24,252)
                                                                                                               -------------
Total comprehensive loss                                                                                         (11,171,943)
                                           -------------    -------------    -------------    -------------    -------------
Balance, March 31, 2005                    $   3,702,856    $ 118,731,488    $       7,997    $(111,409,877)   $  11,032,464
                                           =============    =============    =============    =============    =============

See accompanying notes.

                             USA Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    Nine months ended
                                                                                         March 31,
                                                                                   2005              2004
                                                                              --------------    --------------
Operating activities
Net loss                                                                      $  (11,147,691)   $  (16,424,278)
Adjustments to reconcile net loss to net cash used in operating activities:
       Charges incurred in connection with the issuance of Common Stock,
          Common Stock Purchase Warrants and Senior Notes                             84,530         4,950,905
       Interest expense on Senior Notes paid through the issuance of Common
          Stock                                                                           --           478,646
       Interest amortization related to Senior Notes                               1,237,345         2,642,123
       Amortization                                                                  927,450         1,898,178
       Depreciation                                                                  260,529           373,347
       Loss on debt modification                                                          --           318,915
       Gain on sale of investment                                                         --          (603,480)
       Gain on contract settlement                                                        --          (509,244)
       Changes in operating assets and liabilities:
          Accounts receivable                                                        264,483          (834,309)
          Loans receivable                                                          (181,816)          (73,353)
          Other receivable                                                                --           674,649
          Inventory                                                                  (78,094)         (967,226)
          Prepaid expenses and other assets                                          (17,647)          (68,469)
          Accounts payable                                                            54,029           746,015
          Accrued expenses                                                          (239,767)         (256,276)
                                                                              --------------    --------------
Net cash used in operating activities                                             (8,836,649)       (7,653,857)

Investing activities
Purchase of property and equipment, net                                             (236,318)         (238,393)
Cash paid in connection with Bayview acquisition                                          --          (727,969)
Cash received from the sale of investment                                                 --           709,011
Cash received from the sale of assets held for sale                                   23,700                --
                                                                              --------------    --------------
Net cash used in investing activities                                               (212,618)         (257,351)

Financing activities
Net proceeds from issuance of Common Stock and
    exercise of Common Stock Warrants                                              5,972,918         6,531,190
Net proceeds from the issuance of Senior Notes                                     3,305,790                --
Collection of subscriptions receivable                                               300,000         1,013,400
Repayment of senior notes                                                           (131,152)               --
Repayment of long-term debt                                                         (229,607)         (558,408)
                                                                              --------------    --------------
Net cash provided by financing activities                                          9,217,949         6,986,182
                                                                              --------------    --------------

Net increase (decrease) in cash and cash equivalents                                 168,682          (925,026)
Cash and cash equivalents at beginning of period                                   3,019,214         2,384,455
                                                                              --------------    --------------
Cash and cash equivalents at end of period                                    $    3,187,896    $    1,459,429
                                                                              ==============    ==============

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                    $      831,562    $      685,121
                                                                              ==============    ==============
    Subscriptions receivable                                                  $           --    $           --
                                                                              ==============    ==============
    Conversion of Senior Notes to Common Stock                                $      468,452    $    2,148,630
                                                                              ==============    ==============
    Beneficial conversion feature related to Senior Notes                     $    1,864,845    $    1,981,007
                                                                              ==============    ==============
    Prepaid stock expenses through issuance of Common Stock                   $           --    $       56,250
                                                                              ==============    ==============
    Issuance (cancellation) of Common Stock in connection with the Bayview
      acquisition                                                             $     (322,000)   $    9,278,200
                                                                              ==============    ==============
    Conversion of Convertible Preferred Stock to Common Stock                 $           --    $        7,434
                                                                              ==============    ==============
    Conversion of Convertible Preferred Dividends to Common Stock             $           --    $       13,370
                                                                              ==============    ==============

See accompanying notes

1. Accounting Policies

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004. In the opinion of management, all adjustments considered necessary, consisting of normal recurring adjustments, have been included. Operating results for the three-month and nine-month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market and consists of finished goods and packaging materials.

Loans Receivable

The Company offers extended payment terms to certain customers for equipment sales. Loans receivable are net of an allowance for credit losses. The Company does not require collateral or other security to support credit sales, but provides an allowance for credit losses based on historical experience and specifically identified risks. Loans receivable are carried at fair value and charged off against the allowance for credit losses when management determines that recovery is unlikely and the Company ceases collection efforts. The Company recognizes a portion of the loan payments as interest income based on the effective interest rate method in the accompanying Consolidated Statement of Operations.

Income Taxes

No provision for income taxes has been made in either the three or nine months ended March 31, 2005 and 2004 given the Company's losses in 2004 and 2003 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

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

There were no stock options granted during the nine months ended March 31, 2005. The pro-forma disclosures required by FAS 148 have not been included as the pro-forma compensation expense related to the vesting of options during the nine months ended March 31, 2005 was not considered to be material and there was no pro-forma compensation expense during the nine months ended March 31, 2004.

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
                               ==========

The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Bayview have been included in the accompanying consolidated statements of operations since the date of acquisition. Results of operations of the Company for three and nine months ended March 31, 2004 would not have been significantly different than reported had the acquisition taken place July 1, 2003 as the acquisition occurred on July 11, 2003.

3. Senior Notes

As of March 31, 2005, the outstanding balance of Senior Notes was $9,071,559. This is comprised of notes with a face amount of $12,402,025 less unamortized debt discount and other issuance costs of $3,330,466.

Debt discount and other issuance costs associated with the Senior Notes are amortized to interest expense over the remaining life of the Senior Notes. Upon conversion of Senior Notes into Common Stock, unamortized costs relating to the notes converted are charged to interest expense. Total charges to interest for amortization of debt discount and other issuance costs were $541,590 and $1,237,345 for the three and nine months ended March 31, 2005, respectively and $450,708 and $2,642,123 for the three and nine months ended March 31, 2004.

During the nine months ended March 31, 2005 and 2004, Senior Notes totaling $468,452 and $2,148,630, respectively, were converted into 4,431,393 and 10,743,154 shares, respectively, of the Company's Common Stock.

Certain Senior Notes outstanding, which matured on December 31, 2004, had an aggregate face amount of $451,152 and were convertible into shares of Common Stock at $0.40 per share. During January 2005, the Company repaid $131,152 of these Senior Notes and agreed with the holders of the remaining $320,000 of these notes to extend the maturity date to June 30, 2005. In exchange for extending the maturity date, the Company authorized a reduction of the conversion price to $0.10. The maturity date was further extended to June 30, 2006 in April 2005, with no other terms being modified.

On November 3, 2004, the Company authorized the issuance of up to $2,500,000 of Senior Notes convertible into shares of Common Stock at $0.10 per share and maturing on June 30, 2007 (the "2004-B Senior Notes"). Interest is payable quarterly at a rate of 10% per annum. Through the last day of the offering on February 14, 2005, the Company received $1,550,790 in gross proceeds from sales of the 2004-B Senior Notes and 1,770,635 shares underlying the warrants were cancelled. As the Company's share price on the day of issuance of each of these Senior Notes was greater than the conversion price of $0.10, the Company recorded the intrinsic value of this beneficial conversion feature totaling $518,645 as additional debt discount, which is being amortized to interest expense through the maturity date of these Senior Notes.

On February 23, 2005, the Company authorized the issuance of up to $1,755,000 of Senior Notes, due April 30, 2005 to accredited investors (the "2005-B Senior Notes") with interest payable at a rate of 10% per annum. In connection with this offering, the Company paid a due diligence fee of $27,000 to an accredited investor. Through March 31, 2005 the Company received $1,755,000 in gross proceeds from the 2005-B Senior Note offering. On March 22, 2005, the Company authorized an offer whereby the holders of the 2005-B Senior Notes had the right through April 30, 2005 to exchange their 2005-B Senior Notes for Senior Notes convertible into shares of Common Stock at $.10 per share maturing on December 31, 2010 ("2010 Senior Notes"). Interest on the 2010 Senior Notes is payable quarterly at 10% per annum. During March 2005, all of the 2005-B Senior Notes were exchanged for 2010 Senior Notes. As the Company's share price on the day of issuance of each of these Senior Notes was greater than the conversion price of $0.10, the Company recorded the intrinsic value of this beneficial conversion feature totaling $1,314,200 as additional debt discount, which is being amortized to interest expense through the maturity date of these Senior Notes.

On March 22, 2005, the Company authorized an offer expiring on April 30, 2005 to the holders of certain Senior Notes whereby those holders may elect to extend the maturity date of their Senior Notes (the "Senior Note Extension Offer"). Holders of Senior Notes scheduled to mature on December 31, 2005 may extend their maturity to December 31, 2008 and holders of Senior Notes scheduled to mature on December 31, 2006 may elect to extend their maturity to December 31, 2009. Principal on Senior Notes extended will not be prepaid prior to April 1, 2006. As of March 31, 2005, the outstanding face amount of each of these series of Senior Notes was approximately $3,000,000, convertible into Common Stock at $.20 per share and has interest payable at 12% per annum. Through March 31, 2005, the maturity date for none of these notes was extended.

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

During the nine-month period ended March 31, 2005, the Company issued 34,950,470 shares of Common Stock under the Common Stock Agreement for total gross proceeds of $3,533,620. In addition to the due diligence fee, the Company incurred $107,624 of other stock issuance costs during the nine months ended March 31, 2005.

On October 29, 2004, the Board of Directors approved the 2004-B Stock Compensation Plan to allow up to 500,000 shares of Common Stock to be available for issuance to future or current employees, directors or consultants of the Company.

On March 17, 2005, the Company's shareholders approved an increase in the number of authorized shares of Common Stock from 475,000,000 to 560,000,000.

On March 22, 2005, the Company authorized the issuance of up to 23,333,334 shares of Common Stock at $.15 per share to accredited investors through April 15, 2005 (the "2005-D Private Placement Offering"). For shares purchased under the offering, the investors also received warrants to purchase an equal number of shares of Common Stock exercisable at $.15 per share at any time prior to December 31, 2005. As of March 31, 2005, the Company issued 10,000,000 shares of Common Stock under the 2005-D Private Placement Offering, for total gross proceeds of $1,500,000.

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

As of March 31, 2005, there were 19,061,294 Common Stock warrants outstanding, all of which were exercisable at exercise prices ranging from $0.07 to $1.25 per share.

6. Contingencies

Various legal actions and claims occurring in the normal course of business are pending or may be instituted or asserted in the future against the Company. The Company does not believe that the resolution of these matters will have a material effect on the financial position or results of operations of the Company.

In February 2005, a Complaint was filed against the Company in the State Court of Fulton County, Georgia, captioned Swartz Private Equity, L.L.C. vs. USA Technologies, Inc. (File No. 2005 VS 0777772D). The Complaint alleges that the Company breached various agreements entered into with Swartz Private Equity, LLC in August and September 2000 in connection with the so-called equity line of credit provided by Swartz to the Company. The Complaint alleges, among other things, that the Company failed to issue common stock purchase warrants to Swartz as required, and the Company did not permit the exercise by Swartz of certain warrants already held by Swartz. The Complaint also alleges that the Company breached certain rights of first refusal granted to Swartz to purchase future securities offerings. The Complaint requests money damages of $4,350,381 representing the alleged value of the warrants currently held by or claimed to be due to Swartz, money damages of $196,953 representing a termination fee allegedly due in connection with the termination of the agreements, and unspecified money damages relating to the alleged breach of the rights of first refusal. The Complaint was served on the Company on March 10, 2005, and the Company has not yet filed any motions in connection with or responses to the Complaint. The Company intends to vigorously defend this action. At the present time, the Company is unable to estimate the possible range of damages that the Company might incur should this action be resolved against the Company.

7. Subsequent Events

From April 1 through the last day of the 2005-D Private Placement Offering on April 13, 2005, the Company issued an additional 13,333,334 shares of Common Stock for additional gross proceeds of $2,000,000 and issued warrants to purchase a like number of shares of Common Stock. None of the warrants issued in conjunction with the 2005-D Private Placement Offering have been exercised as of May 4, 2005.

From April 1 through the last day of the Senior Note Extension Offer on April 30, 2005, there were extensions for $1,874,244 of Senior Notes maturing December 31, 2005 to December 31, 2008 and extensions for $1,384,000 of Senior Notes maturing December 31, 2006 to December 31, 2009. As such, $1,511,326 of Senior Notes, net, has been reclassified from current to long-term liabilities in the accompanying Consolidated Balance Sheet.

On April 4, 2005, the Company entered into a new Common Stock Purchase Agreement ("2005 Common Stock Agreement") with the same accredited investor as the Common Stock Agreement entered into on August 4, 2004. Pursuant to the 2005 Common Stock Agreement, the investor agreed to purchase shares of the Company's Common Stock, provided that the aggregate purchase price does not exceed $10,000,000. Under the 2005 Common Stock Agreement, the Company has the right at any time to require the investor to purchase Common Stock from the Company at the lower of:
(i) $0.30 per share; or (ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to the investor of notice of his obligation to purchase. The Company can require the investor to purchase shares under the Common Stock Agreement only if the shares have been registered by the Company for resale under the Act. During any calendar month, the investor cannot be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $800,000. Although the Company has filed a registration statement that includes 20,000,000 shares of Common Stock related to the 2005 Common Stock Agreement for resale by the investor, the Company has the right in the future, if necessary, to register additional shares in order to ensure that a sufficient number of shares are available for purchase by the investor. The Company issued 500,000 shares of Common Stock to the investor as a due diligence/commitment fee in connection with the 2005 Common Stock Agreement. The 2005 Common Stock Agreement terminates August 11, 2007. Through May 4, 2005 no proceeds have been received under the 2005 Common Stock Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Form 10-Q contains certain forward looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," "expects," "anticipates," or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company's actual results to differ materially from those projected, include, for example (i) the ability of the Company to generate sufficient sales to generate operating profits, or to sell products at a profit, (ii) the ability of the Company to raise funds in the future through sales of securities, including but not limited to the exercise of outstanding options and warrants, (iii) whether the Company is able to enter into binding agreements with third parties to assist in product or network development, (iv) the ability of the Company to commercialize its developmental products including the e-Port(TM), or if actually commercialized, to obtain commercial acceptance thereof, (v) the ability of the Company to compete with its competitors to obtain market share, (vi) the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations, including but not limited to Senior Notes, or to fund development and marketing of its products (vii) the ability of the Company to obtain approval of its pending patent applications, (viii) the ability of the Company to satisfy its trade obligations included in accounts payable and accrued liabilities, or (ix) the ability of the Company to predict or estimate its future quarterly or annual revenues given the developing and unpredictable market for its products and the lack of established revenues. Although the Company believes that the forward looking statements contained herein are reasonable, it can give no assurance that the Company's expectations will be met.

Results of Operations

Three months ended March 31, 2005

Revenues for the three months ended March 31, 2005 were $1,122,330 compared to $1,352,689 for the corresponding three-month period in the previous fiscal year. This $230,359 or 17% decrease was primarily due to a decrease in equipment sales. The $225,495 decrease in equipment sales was primarily due to a decrease in sales of approximately $244,000 of energy conservation equipment and a decrease of approximately $129,000 in intelligent vending equipment sales, offset by an increase of approximately $159,000 in business center equipment sales. License and transaction fees increased by $6,060 primarily due to a increase in our intelligent vending fees of approximately $101,000, an increase in our business center fees of approximately $3,000, an increase in our laundry fees of approximately $3,000 and an increase in our kiosk fees by approximately $9,000, offset by a decrease of approximately $111,000 in fees due to the termination of the Kodak Vending Placement Agreement.

As previously disclosed, the Company and PepsiCo, Inc ("Pepsi") have entered into a one-year contract pursuant to which the Company has agreed to supply its energy miser products. Under the contract, Pepsi would purchase our vending miser products for delivery to its own customer, a Fortune 50 major retailer, which has thousands of locations in the United States and internationally. The Company anticipates that it will receive a requirements forecast and an initial purchase order from Pepsi and that shipments to Pepsi would commence, during the fourth quarter of our current fiscal year. The Company can make no assurances as to how many internal vending misers would ultimately be purchased by Pepsi under the contract.

Due to a number of factors, including but not limited to the Pepsi agreement, the five year contract with the General Services Administration of the Federal Government, and the current upward spiraling of energy costs, the Company is anticipating a significant increase in demand for our energy miser products and believes sales of its energy miser product line will be the single largest contributor to its sales revenues during fiscal year 2006. The Company can make no assurances as to how many internal vending misers ultimately will be sold during fiscal year 2006.

Cost of sales for the three-month period consisted of equipment costs of approximately $397,000 and network and transaction related costs of approximately $158,000. The decrease in cost of sales of $515,332 or 48% over the prior year period was due to the fact that software development costs were fully amortized as of June 30, 2004, resulting in a decrease of approximately $333,000, a decrease in equipment costs of approximately $151,000 and a decrease in network and transaction related costs of approximately $31,000. The decrease in equipment costs was primarily due to the decrease in equipment sales.

Gross profit for the three months ended March 31, 2005 was $566,720, or approximately 50% of revenues, compared to gross profit of $281,747, or 21% of revenues, for the corresponding three-month period in the previous fiscal year. This increase is primarily due to the lack of amortization of software development costs ($332,887) during the third quarter of fiscal year 2005 as described above. This is the largest gross profit margin achieved by the Company in the last 12 consecutive fiscal quarters. Based on anticipations reductions in manufacturing costs due to possible future offshore manufacturing and improved product design, in conjunction with an anticipated increase in sales of the higher-margin energy miser products, the Company believes that a 50% profit margin should be possible during the next fiscal quarter and during fiscal year 2006.

General and administrative expense of $1,547,866 decreased by $266,571 or 15% primarily due to a decrease in consulting expense as a result of decreasing the use of certain consultants by replacing them with full-time employees at a more affordable rate.

Compensation expense of $1,469,333 increased by $248,343 or 20% primarily due to an increase in bonus expense of approximately $37,000 and an increase in salaries and benefits expense of approximately $211,000, due to an increase in the number of employees, as compared to the prior period.

Interest expense increased by $72,301 or 9% due to an increase in non-cash interest amortization on the debt discount for new Senior Note issuances in the third quarter of fiscal year 2005.

During March of the previous fiscal year, the Company sold 969,091 shares of its Jubilee investment for net proceeds of $1,075,891, of which $762,130 was received subsequent to March 31, 2004 and was reflected as an other receivable as of that date, and realized a gain of $572,119 from the sale of these shares. There was no such comparable charge in the period ended March 31, 2005.

The three-month period ended March 31, 2005 resulted in a net loss of $3,702,049 (approximately $1.0 million of non-cash charges) compared to a net loss of $3,383,570 (approximately $1.0 million of non-cash charges) for the three-month period ended March 31, 2004.

Nine months ended March 31, 2005

Revenues for the nine months ended March 31, 2005 were $3,290,356 compared to $4,947,882 for the corresponding nine-month period in the previous fiscal year. This $1,657,526 or 33% decrease was primarily due to a decrease in equipment sales, a one-time payment from Unilever that only occurred in the prior fiscal year and the termination of the Kodak Vending Placement Agreement. The $1,290,256 decrease in equipment sales was primarily due to a decrease in sales of approximately $1,276,000 of energy conservation equipment and a decrease of approximately $305,000 in intelligent vending equipment sales, offset by an increase of approximately $314,000 in business center equipment sales. Of the $1,276,000 decrease in energy conservation equipment sales, approximately $886,000 relates to two large customer orders of energy Miser(TM) products during the nine-month period ended March 31, 2004. There was only one equipment sale of this magnitude in the nine-month period of the current fiscal year. License and transaction fees decreased by approximately $61,000 primarily due to a decrease of approximately $364,000 in fees related to the termination of the Kodak agreement and a decrease of approximately $19,000 in fees from our business centers, offset by an increase in our intelligent vending fees of approximately $303,000. Product sales and other decreased by $304,476 due to the termination of the Kodak vending placement agreement and the one-time payment of $200,000 related to the Strategic Alliance Agreement with Unilever in the corresponding period of the prior fiscal year.

Cost of sales for the period consisted of equipment costs of approximately $1,466,000 and network and transaction related costs of approximately $785,000. The decrease in cost of sales of $986,126 or 30% over the prior year period was primarily due to the fact that software development costs were fully amortized as of June 30, 2004, resulting in a decrease of approximately $999,000.

Gross profit for the nine months ended March 31, 2005 was $1,039,958, compared to gross profit of $1,711,358 for the corresponding nine-month period in the previous fiscal year. This 39% decrease is due to the combined effect of the termination of the Kodak Vending Placement Agreement, the decrease in energy and intelligent vending equipment sales and the one-time Unilever payment in the prior period, offset by the lack of amortization of software developments costs ($999,000) during fiscal year 2005.

General and administrative expense of $4,740,060 decreased by $356,387 or 7% primarily due to a decrease in consulting expense as a result of decreasing the use of certain consultants by replacing them with full-time employees at a more affordable rate.

Compensation expense of $4,128,412 decreased by $4,535,788 or 52% primarily due to the issuance of 10,500,000 shares of Common Stock valued at $0.44 per share to the Company's Chief Executive Officer in connection with the amendment of his employment agreement during the corresponding period in the prior fiscal year. This was a one-time, non-cash payment valued at $4,620,000. Compensation expense further decreased by approximately $678,000 due to a decrease in bonus expense, excluding the above-mentioned one-time non-cash payment,, offset by an increase in salaries and benefits expense of approximately $762,000 due to an increase in the number of employees as compared to the prior period.

During the nine-month period of the prior fiscal year, the Company incurred a charge of $318,915 related to the modification of debt terms for certain 2003 and 2004 Senior Notes. This charge represents the unamortized debt discount that remained on the Senior Notes that were scheduled to mature in December 2003 and 2004, and whose terms were substantially modified when the note holders agreed to extend the maturity date of their notes in exchange for a reduction in the conversion rate on the note. There was no such comparable charge in the period ended March 31, 2005.

During the nine-month period of the prior fiscal year, the Company recorded a one-time gain of $509,244 relating to the termination of the Kodak Vending Placement Agreement. This gain was comprised of the payment from Kodak of approximately $675,000 plus the cancellation of Stitch Network's obligation to the supplier of the vending machines of approximately $124,000 reduced by a write down of the carrying value of vending machines of approximately $283,000 to their net realizable value of $300 per vending machine.

Interest expense decreased by $1,805,834 or 45% due to a decrease in non-cash charges for accelerated interest on the unamortized debt discount and other issuance costs on the Senior Notes that were converted into Common Stock during the corresponding nine months of the prior fiscal year. Conversions of Senior Notes totaled $2,418,630 during the nine-month period ended March 31, 2004 whereas only $468,452 of Senior Notes were converted during the corresponding period of the current fiscal year.

During the nine months ended March 31, 2004, the Company sold 1,669,091 shares of its Jubilee investment for net proceeds of $1,471,142, resulting in a gain of $603,480. Proceeds of $762,130 were received subsequent to March 31, 2004 and are reflected as an other receivable as of that date. There was no such comparable charge in the nine-month period ended March 31, 2005.

The nine-month period ended March 31, 2005 resulted in a net loss of $11,147,691 (approximately $2.5 million of non-cash charges) compared to a net loss of $16,424,278 (approximately $9.5 million of non-cash charges) for the nine-month period ended March 31, 2004.

Liquidity and Capital Resources

For the nine months ended March 31, 2005, net cash of $8,836,649 was used by operating activities, primarily due to the net loss of $11,147,691 offset by non-cash charges aggregating to $2,509,854 for transactions involving the issuance of Common Stock for services, depreciation and amortization of assets, and amortization of debt discount. In addition, the Company's net operating assets increased by $198,812 primarily due to decreases in accrued expenses. The Company's working capital decreased during the nine months ended March 31, 2005 due primarily to cash utilized to fund operations and a portion of the long-term Senior Notes becoming current.

Proceeds from financing activities for the nine months ended March 31, 2005 provided funds to support cash used in operating and investing activities. Net proceeds of $9,217,949 were realized from the sale of Common Stock ($4,880,996), the exercise of Common Stock Warrants ($1,091,922), the collection of Common Stock subscriptions receivable ($300,000), and the issuance of Senior Notes ($3,305,790), offset by cash used to repay long-term debt ($229,607) and Senior Notes ($131,152).

The Company has incurred losses since inception. Cumulative losses through March 31, 2005 amounted to approximately $109,000,000. The Company has raised capital through equity and debt offerings to fund operations.

During the year ended June 30, 2004, cash used in operating activities was approximately $1,050,000 per month. These cash flows were impacted by working capital increases that were disproportionate to the increase in revenues. During the first nine months of fiscal year 2005, the Company used approximately $982,000 cash per month in operating activities. For the three months ended March 31, 2005, cash used in operating activities was approximately $833,000 per month. Using the first three quarters of the fiscal year as a basis for estimating cash requirements for the year ending June 30, 2005 (which assumes a static level of revenues as compared to the prior fiscal year), cash requirements for the fiscal year 2005, including requirements for capital expenditures and repayments of long-term debt, would be approximately $12,100,000.

As of March 31, 2005, the Company had approximately $3,188,000 of cash and cash equivalents on hand. Subsequent to March 31, 2005 and through the date hereof, the Company has received funds from the issuance of an additional 13,333,334 shares of Common Stock for additional gross proceeds of $2,000,000.

On April 4, 2005, the Company and Steve Illes entered into the 2005 Common Stock Agreement. See Note 7 to Consolidated Financial Statements. Through the date hereof no proceeds have been received under the 2005 Common Stock Agreement.

As of the date hereof, additional capital available from funding sources currently in place include the 2005 Common Stock Agreement ($3,060,000 based on shares being registered related to the Agreement and a share price of $.17) and future exercises of warrants that are "in the money" with exercise prices below $.17 per share that would yield approximately $4,039,000.

To reduce capital required in future periods, holders of Senior Notes scheduled to mature on December 31, 2005 and December 31, 2006 were offered the opportunity through April 30, 2005 to extend the maturity date of their Senior Notes; December 31, 2008 for the Senior Notes maturing December 31, 2005 and December 31, 2009 for the Senior Notes maturing December 31, 2006. The principal for each of these series of Senior Notes was approximately $3,000,000 as of March 31, 2005. Subsequent to March 31, 2005, the holders of the Senior Notes elected to extend $1,874,244 of Senior Notes maturing December 31, 2005 to December 31, 2008, and $1,384,000 of Senior Notes maturing December 31, 2006 to December 31, 2009.

Cash on hand as of March 31, 2005 and the above-mentioned sources of capital will provide sufficient funds to support operating activities through the fiscal year ending June 30, 2005 and the Company believes that these sources should provide sufficient funds thereafter through December 31, 2005, including the repayment of approximately $1,100,000 of Senior Notes scheduled to mature December 31, 2005. Subsequent to December 31, 2005, and assuming that there would be no material increase in revenues, the Company anticipates meeting its liquidity needs through a combination of issuing debt securities, available equity securities, additional equity securities, or reduction of its expenses. If the Company is required to issue additional equity securities, the Company would be required to increase the number of its authorized shares, as the number of issued and outstanding shares on a fully diluted basis as of date hereof is only slightly less than the number of authorized shares (560,000,000).

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

The principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of March 31, 2005. Based on this evaluation, they conclude that the disclosure controls and procedures effectively ensure that the information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls.

There have been no changes during the quarter ended March 31, 2005 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.


Part II - Other Information

Item 1. Legal Proceedings

See Note 6 to the accompanying Consolidated Financial Statements which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2005 through February 14, 2005, the Company sold $1,550,789 of senior notes convertible into Common Shares at $.10 per share and maturing on June 30, 2007. Interest is payable quarterly at a rate of 10% per annum. The securities were offered and sold under the exemption from registration set forth in Rule 506 promulgated under Section 4(2) of the Act. All of the purchasers of the notes were accredited investors, were either pre-existing security holders or business associates and there was no general solicitation or advertising. We have agreed to use our best efforts to have the shares underlying the senior notes registered for resale under the Act through June 30, 2007.

During February and March 2005, the Company sold $1,755,000 of senior notes due April 30, 2005. The notes were not convertible into shares and earned interest at 10% per annum. The notes were sold to accredited investors, all of whom were either pre-existing security holders or business associates and there was no general advertising or solicitation. The notes were offered and sold under the exemption from registration set forth in Rule 506 promulgated under Section 4(2) of the Act.

In March 2005, each of the holders of the senior notes due April 30, 2005 agreed to exchange all such notes for a like principal amount of 2005-C 10% Convertible Senior Notes ("2010 Senior Notes"). The 2010 Senior Notes are convertible into Common Shares at $.10 per share and due December 31, 2010. Interest is payable quarterly at a rate of 10% per annum. We have agreed to register the shares underlying the 2010 Senior Notes under the Act for resale through April 30, 2006. The exchange of the notes was exempt from registration under Section 3(a)(9) of the Act. All of the investors receiving 2010 Senior Notes were existing security holders. No commission or remuneration was paid or given directly or indirectly for soliciting the exchange.

From March 22, 2005 through March 31, 2005, the Company sold 10,000,000 shares of Common Stock at $.15 per share for an aggregate of $1,500,000 ("2005-D Private Placement Offering"). For each share purchased, the Company granted a warrant to purchase one share of Common Stock exercisable at $.15 per share at anytime prior to December 31, 2005. The Company issued warrants to purchase a total of 10,000,000 shares. We have agreed to register the shares and the shares underlying the warrants under the Act for resale through December 31, 2006. The offer and sales of the shares was exempt from registration under Rule 506 promulgated under Section 4(2) of the Act. All of the investors were accredited investors. The offer and sale thereof did not involve any general advertising or solicitation and the securities contained appropriate restrictive legends under the Act.

During the quarter ended March 31, 2005, the Company issued to Steve Illes 3,500,000 shares of Common Stock for an aggregate purchase price of $377,000 pursuant to a Common Stock Purchase Agreement dated August 6, 2004 between Mr. Illes and the Company. The offer and sale of the shares were exempt from registration under Rule 506 promulgated under Section 4(2) of the Act. Mr. Illes is an accredited investor, made appropriate investment representations, was afforded access to all public filings and all other information that the Company could reasonably obtain. We have agreed to register the shares for resale under the Act.

Item 3.  Defaults Upon Senior Securities

There were no defaults on any senior securities. However, on February 1, 2005, an additional $392,057 of dividends accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of May 4, 2005 are $7,461,294. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)   The Annual Meeting of Shareholders was held on March 17, 2005.

(b)   Election of Directors

      Each of the following individuals was elected as a director at the Annual Meeting. The number of votes cast with respect to the election of directors was as follows:

                                        For                    Withhold
                                        ---                    --------
      George R. Jensen, Jr.         335,220,620               10,373,231
      Stephen P. Herbert            335,714,570                9,879,281
      William W. Sellers            337,254,425                8,339,426
      William L. Van Alen, Jr.      337,286,389                8,307,462
      Steven Katz                   334,791,225               10,802,626
      Douglas M. Lurio              337,137,901                8,455,950

(c) In addition to the election of directors, the following other matters were also voted on and approved at the Annual Meeting:

      Ratification of the appointment of Ernst & Young LLP as independent public accountants for the Company for its 2005 fiscal year:

                    Affirmative Votes    343,756,497
                    Negative Votes           763,823
                    Abstaining Votes       1,073,531

      Approval of the increase to the number of authorized shares of Common Stock from 475,000,000 to 560,000,000:

                    Affirmative Votes    313,555,886
                    Negative Votes        30,757,524
                    Abstaining Votes       1,280,441


Item 6.  Exhibits

31.1 Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

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


                                        USA TECHNOLOGIES, INC.

Date:  May 9, 2005     /s/ George R. Jensen, Jr.
                       --------------------------------------------------------
                       George R. Jensen, Jr., Chairman, Chief Executive Officer

Date:  May 9, 2005     /s/ David M. DeMedio
                       --------------------------------------------------------
                       David M. DeMedio, Chief Financial Officer