Form 10-K
period 2005-06-30
USA TECHNOLOGIES INC
filed 2005-09-28
CIK 896429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2005

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]

For the transition period from ______ to ______



                        Commission file number: 000-50054

                             USA TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                23-2679963
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

               100 Deerfield Lane, Suite 140, Malvern, PA.   19355
                (Address of principal executive offices)   (Zip Code)

                                 (610)-989-0340
              (Registrant's telephone number, including area code)


Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:
                                                      COMMON STOCK, NO PAR VALUE


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to for such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The Company's voting securities are traded on the Over the Counter (OTC) Electronic Bulletin Board. The aggregate market value of the voting common equity securities held by non-affiliates of the Registrant was $48,688,456 as of the last business day of the most recently completed second fiscal quarter, December 31, 2004, based upon the closing price of the Registrant's Common Stock on that date.

As of August 31, 2005, there were 442,588,262 outstanding shares of Common Stock, no par value.

                                TABLE OF CONTENTS


PART I                                                                      PAGE

Item  1.    Business.                                                          3

      2.    Properties.                                                       15

      3.    Legal Proceedings.                                                16

      4.    Submission of Matters to a Vote of Security Holders.              16

PART II

Item  5.    Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities.               17

      6.    Selected Financial Data.                                          20

      7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.                                       21

      7A.   Quantitative and Qualitative Disclosures About Market Risk.       32

      8.    Financial Statements and Supplementary Data.                      33

      9.    Changes in and Disagreements With Accountants on Accounting and
             Financial Disclosure.                                            34

      9A.   Controls and Procedures.                                          34

      9B.   Other Information.                                                34

PART III

Item  10.   Directors and Executive Officers of the Registrant.               34

      11.   Executive Compensation.                                           37

      12.   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters.                                 42

      13.   Certain Relationships and Related Transactions.                   44

      14.   Principal Accounting Fees and Services.                           45

PART IV

      15.   Exhibits, Financial Statement Schedules.                          46

                             USA TECHNOLOGIES, INC.

                                     PART I

Item 1. Business.

OVERVIEW

USA Technologies, Inc. (the "Company", "We" or "Our") was incorporated in the Commonwealth of Pennsylvania in January 1992. The Company offers a suite of networked devices and associated wireless non-cash payment, control/access management, remote monitoring and data reporting services, as well as energy management products. Our networked devices and associated services enable the owners and operators of everyday, stand-alone, distributed assets, such as vending machines, personal computers, copiers, faxes, kiosks and laundry equipment, the ability to remotely monitor, control and report on the results of these distributed assets, as well as the ability to offer their customers alternative cashless payment options. As a result of the acquisition of the assets of Bayview Technology Group, LLC ("Bayview") in July 2003 (Note 4), our Company also manufactures and sells energy management products which reduce the electrical power consumption of various existing equipment, such as refrigerated vending machines and glass front coolers, thus reducing the electrical energy costs associated with operating this equipment.

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

The Client Devices

As part of its end-to-end solution, the Company offers its customers several different client devices. These client devices range from software, or dynamic link libraries ("DLLs"), to hardware devices consisting of control boards, magnetic strip card readers, barcode and RFID readers, LCD screen and/or receipt printers. The client device can be embedded inside the host equipment, such as software residing in the central processing unit of a Kiosk; it can be integrated as part of the host equipment, such as our e-Port(R) hardware that can be attached to the door of a vending machine; or it can be a peripheral, stand-alone terminal, such as our TransAct(TM) terminal for Business Express(R).

e-Port(R) is the Company's core client device, which is currently being utilized in vending and commercial laundry applications. Our e-Port(R) product facilitates cashless payments by capturing the payment media and transmitting the information to our network for authorization with the payment authority (e.g. credit card processors). Additional capabilities of our e-Port(R) consist of control/access management by authorized users, collection of audit information (e.g. product or service sold, date and time of sale and sales amount), diagnostic information of the host equipment, and transmission of this data back to our network for web-based reporting.

TransAct(R) is the Company's original cashless, transaction-enabling device developed for self-service business center equipment such as PC's, fax machines and copiers. Similar to e-Port(R), the TransAct(R) capabilities include control/access management, collection of sales data (e.g. date and time of sale, sales amount and product or service purchased), and transmission back to our network for reporting to customers.

The Network

USALive(R) is the network component of our end-to-end solution to which the Company's devices transmit their cashless payment information for processing as well as the valuable sales and diagnostic data for storage and reporting to our customers. Also, the network, through server-based software applications, provides remote management information and enables control of the networked device's functionality.

USALive(R) is the enabler of turnkey cashless payment processing for our customers. The network is certified with several cashless payment authorities, such as credit card processors and property management systems, facilitating the authorization and settlement of credit cards, debit cards, hotel room keys and student ids. The network can also act as its own payment processing authority for other cashless payment media, such as on-line stored value or employee payroll deduction. The network authorizes transactions, occurring at the host equipment, with the appropriate payment authority and sends approval or decline responses back to the networked device to allow or terminate the transaction for the purchase of the product or service. The network consolidates successfully approved transactions from multiple devices, batches, and then transmits these batched transactions to the payment authority for settlement. By bundling and batching transactions from multiple networked devices and connecting to the appropriate payment authorities through one central dedicated processing medium, it reduces the fees charged by the payment authority.

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

The Connectivity Mediums

Connectivity of our client devices (e-Port(R) and TransAct(R)) to the USALive(R) network is another component of the Company's end-to-end solution. The reliable, cost effective transfer of customer's business critical data is paramount to the services we deliver. Due to the importance of connectivity, and realizing that every customer's connectivity needs may be different (e.g. access, or lack thereof, to phone lines, local area networks ("LANs"), wide area networks ("WANs") and wireless data networks), the Company offers multiple connectivity solutions - phone line, Ethernet and wireless.

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

ENERGY MANAGEMENT PRODUCTS

With the acquisition of Bayview in July 2003, our Company offers energy conservation products ("Misers") that reduce the electrical power consumption of various types of existing equipment, such as vending machines, glass front coolers and other "always-on" appliances by allowing the equipment to selectively operate in a power saving mode when the full power mode is not necessary. Each of the Company's Miser products utilizes occupancy sensing technology to determine when the surrounding area is vacant or occupied. The Miser then utilizes occupancy data, room and product temperatures, and an energy saving algorithm to selectively control certain high-energy components (e.g. compressor and fan) to realize electrical power savings over the long-term use of the equipment. Customers of our VendingMiser(R) product benefit from reduced energy consumption and costs of up to 46% per machine, depending on regional energy costs, machine type, and utilization of the machine. Our Misers also reduce the overall stress loads on the equipment, helping to reduce associated maintenance costs.

THE OPPORTUNITY

Everyday devices from vending machines and logistics equipment to refrigerators, security systems, and countless other devices can be better managed by embedding thin-client computing technology with network connectivity into each unit. Using wired and/or wireless networks and centralized, server-based software applications, managers can remotely monitor, control, and optimize a network of devices regardless of where they are located, resulting in a host of benefits including lower maintenance costs, improved inventory and transaction management, and increased operating efficiency.

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

THE INDUSTRY

Our current customers are primarily in the vending, commercial laundry, business center and kiosk industry sectors. While these industry sectors represent only a small fraction of the total Device Networking market, these are the areas where we have gained the most traction. In addition to being our primary markets, these sectors serve as a proof-of-concept for other Device Networking industry applications.

Vending

Annual worldwide sales in the vending industry sector are estimated to be approximately $143.5 billion, according to Vending Times Census of the Industry 2002. According to this Census, there are an estimated 8 million vending locations in the United States, and 30 million locations worldwide. The market segment that can be addressed by our end-to-end solution consists primarily of vended products retailing for $1 or greater, which represents a Company estimated vended volume of approximately $28 billion. Per census statistics, the overall market growth is 5% to 6% annually, while the addressable market segment for our end-to-end solution is growing more rapidly at 9% annually. Our VendingMiser(R) energy conservation product can serve the entire vending market.

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

OUR SUITE OF PRODUCTS AND SERVICES

Intelligent Vending(R)

Developed for the vending industry, Intelligent Vending(R) is our end-to-end vending solution. This system bundles e-Port(R), USALive(R), and its web-based remote monitoring, management, reporting and turnkey payment processing. Our latest improvement to Intelligent Vending(R) is the introduction of our e-Port(R) G-5. This device is smaller due to its one-piece design and costs less to manufacture, as compared to our e-Port(R) G-4 device. These features make it more affordable and easier to install, improving our customers' rate of return.

Vending operators purchasing our Intelligent Vending(R) products and services will have the capability: to conduct cashless transactions via credit cards, debit cards and other payment mediums such as employee/student ids and hotel room keys; to offer improved and expanded customer services by utilizing 'real-time', web-based reporting to keep machine inventory at a desirable level and consumer access to our 1-800 help-desk center for customer purchasing inquiries, both providing the end-user a more consistent user experience; to reduce operational costs through utilization of our remote monitoring technology, thereby maximizing the scheduling of service visits and limiting 'out-of-stock' machines; and to reduce theft and vandalism by providing 100% accountability of all sales transactions and reducing the cash reserves inside the machine.

e-Suds(TM)

eSuds(TM) is our end-to-end solution developed for the commercial laundry industry. The eSuds(TM) system bundles e-Port(R) and USALive(R) to offer a cash-free payment option, web-based remote monitoring and management, an e-mail alert system to notify users regarding machine availability, cycle completion, and other events. The Company is also in the process of developing an injectable detergent and fabric softener system which will allow users to inject and pay for detergent and softener directly into their wash cycle, as well as allow laundry operators to benefit from additional revenue through the sale of detergent automatically added to the wash cycle. eSuds(TM) also supports a variety of value-added services such as custom advertising or subscription-based payments.

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

Transact(R) And Business Express(R)

TransAct(R), our original payment technology system developed for self-service business center devices, such as PCs, fax machines, and copiers, is a cashless transaction-enabling terminal that permits customers to use office equipment quickly and simply with the swipe of a major credit card. The TransAct(R) device can be sold as a stand-alone unit for customers wishing to integrate it with their own office equipment.

Business Express(R) is a bundled solution comprised of the TransAct(R) payment terminal and a suite of office equipment (i.e. PC, fax and copier). Business Express(R) enables hoteliers and others to offer unmanned business services 24/7/365. In addition, the Company offers the Public PC(TM), the Public Fax(TM) and the Public Copier(TM) to customers wishing to purchase a specific self-service product versus a complete bundled Business Center(R). The Company also provides additional value-added service and revenue generating opportunities with BEXPrint(TM), our proprietary technology that allows users, without access to a printer, to send a document to a secure web-site for storage, and then password retrieval of the document for printing at our Business Center locations, and our Kinko's relationship, which gives our Business Center users access to the nearest, convenient Kinko's center for their more advanced business center needs.

Although larger hotels are expected to provide business centers to its guests, operation of the center can be costly. In addition to the cost of operating a supervised business center, operating hours usually are limited due to staff availability. Business Express(R) provides a cost-effective solution.

Kiosk

We provide an end-to-end solution that utilizes e-Port(R) and USALive(R) to offer a cash-free payment option and web-based remote monitoring and management for all kiosk types. Kiosks permit a host of new services to become available at the point-of-demand, such as Sony's self-service, PictureStation kiosks, where consumers can produce prints from their own digital media. Our solution also enables Kiosks to sell a variety of more expensive items.

Sony's PictureStation kiosks, which use our e-Port(R) software solution, have been installed in approximately 60 locations across the United States.

Energy Management Products

The Miser family of energy-control devices, include:

VendingMiser(R) - installs in a cold drink vending machine and can reduce the electrical power consumption of the vending machine by an average of up to 46%.

CoolerMiser(TM) - reduces the electrical energy used by sliding glass or pull open glass-front coolers that contain non-perishable goods.

SnackMiser(TM) - reduces the amount of electricity used by non-refrigerated snack vending machines.

PlugMiser(TM) - reduces the amount of electricity used by all types of plug loads including those found in personal or modular offices (printers, personal heaters, and radios), video arcade games, and more.

VM2IQ(TM) and CM2IQ(TM) - The second generation of the VendingMiser(TM) and CoolerMiser(TM) devices that is installed directly inside the machine and has the capability to control the cooling system and the advertising lights separately.

SALES AND MARKETING

The Company's sales strategy includes both direct sales and channel development, depending on the particular dynamics of each of our markets. Our marketing strategy is diversified and includes media relations, direct mail, conferences and client referrals. As of June 30, 2005, the Company was marketing and selling its products through its full time staff consisting of thirteen people.

Direct Sales

We sell directly to the major operators in each of our target markets. Each of our target markets is dominated by a handful of large companies, and these companies comprise our primary customer base. In the vending sector, approximately ten large operators dominate the sector; in the commercial laundry sector, seven operators currently control the majority of the market. We also work directly with hoteliers for our TransAct(TM) and Business Express(R) products.

Within the vending industry, our customers include soft drink bottlers and independent vending operators throughout the United States. On the soft drink bottler side, heavy effort is being put into securing initial distribution agreements. Three of the premier national independent vending operators, the Compass Group (Canteen, Flik, Eurest, Restaurant Associates and other affiliates), ARAMARK and Sodexho, have installed approximately 130 e-Port(R) devices.

Channel Sales

We currently engage in channel sales for our TransAct(TM) and Business Express(R) products. We also work with audio-visual companies that service major hotels.

Marketing

Our marketing strategy consists of building our brand by creating a company and product presence at industry conferences and events, in order to raise visibility within our industry, create opportunity to conduct product demonstrations and consult with potential customers one-on-one; sponsoring of education workshops with trade associations such as National Automated Merchandiser Association ("NAMA"), to educate the industry on the importance and benefits of our solution and establish our position as the industry leader; develop several one-sheet case studies to illustrate the value of our products; the use of direct mail campaigns; advertising in vertically-oriented trade publications such as Vending Times, Automatic Merchandiser and Energy User News; and cultivate a network of State governments and utility companies to provide incentives or underwriting for our energy management products.

STRATEGIC RELATIONSHIPS

IBM Corporation

We are an official "preferred" hardware, software, and services solution provider for IBM Corporation. We market combined information technology solutions to customers in the intelligent vending markets. The proposed combined product offerings include the e-Port(R) terminal and related network, and IBM's products and services, including but not limited to managed network services, systems integration and logistics support and delivery services.

ZiLog, Inc.

In October 2002, we signed a strategic alliance with ZiLOG, a leader in the 8-bit microprocessor market to co-develop an e-Port(R) enabled chip, which the Company currently uses in its eSuds(TM) and Intelligent Vending(R) solutions, and to co-market a joint product that combines ZiLOG's Web-enabled microprocessor, the eZ80(R) Webserver, with the benefits of our wireless device networking, cashless transactions processing, and remote control and monitoring capabilities.

During August 2004, the Company and ZiLOG(R) announced the completion of the combination of ZiLOG's ezAcclaim!(TM) Family of Flash microcontrollers and e-Port(R). Although the Company has recognized the benefit of this development effort by incorporating the new microcontroller in our eSuds(TM) solution,, the Company has not yet earned revenues from this agreement as of September 2005.

Mars Electronics Inc. (MEI)

In September 2004, MEI and the Company signed a technology licensing and sales agreement to bring a turnkey cash and credit card payment system to the vending market. Under the agreement, MEI licensed our intellectual property so operators can connect to USALive(R), our network for services and credit card transaction capability. As of September 2005, the Company has not earned material revenues from these agreements.

Cingular Wireless (formerly AT&T Wireless)

In July 2004, we signed an agreement to use AT&T Wireless' digital wireless wide area network for transport of data, including credit card transactions and inventory management data. AT&T Wireless (now Cingular Wireless) is a provider of advanced wireless voice and data services for consumers and businesses, operating one of the largest digital wireless networks in North America and the fastest nationwide wireless data network in the United States.

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

COMPETITION

The cashless vending, remote business service and energy conservation industries are each highly competitive markets. While the Company offers unique products and services within smaller niche markets of these industries, a number of competitors in the broader market may offer products and services within our niche market in the future. In the cashless vending market, we are aware of one direct competitor, Transaction Network Services, Inc. In the cashless laundry market, we are aware of one direct competitor, Mac-Gray Corporation. In the automated business center market, we are aware of three direct competitors. In the energy management market, we are not aware of any direct competitors for our Miser products.

The businesses which have developed unattended, credit card activated control systems currently in use in non-vending machine applications (e.g., gasoline dispensing, public telephones, prepaid telephone cards and ticket dispensing machines), might be capable of developing products or utilizing their existing products in direct competition with our e-port control systems targeted to the vending industry. The Company is also aware of several businesses that make available use of the Internet and use of personal computers to hotel guests in their hotel rooms. Such services might compete with the Company's Business Express, and the locations may not order the Business Express, or if ordered, the hotel guest may not use it. Finally, the production of highly efficient vending machines and glass front coolers or alternative energy conservation products may reduce or replace the need for our energy management products.

The Company's key competitive factors include our unique products, our integrated services, product performance and price. Our competitors are well established, have substantially greater resources than the Company and have established reputations for success in the development, sale and service of high quality products. Any increase in competition in the future may result in reduced sales and/or lower percentages of gross revenues being retained by the Company in connection with its licensing arrangements, or otherwise may reduce potential profits or result in a loss of some or all of its customer base.

CUSTOMER CONCENTRATIONS

Approximately 36% and 39% of the Company's accounts and finance receivables at June 30, 2005 and 2004, respectively, were concentrated with two customers. Approximately 11 and 13% of the Company's revenues for the year ended June 30, 2005 and 2004, respectively, were concentrated with one customer and 35% was concentrated with two customers (12% with one customer and 23% with another customer) for the year ended June 30, 2003. The Company's customers are principally located in the United States.

TRADEMARKS, PROPRIETARY INFORMATION AND PATENTS

The Company received federal registration approval of the following trademarks:
Business Express, Express Solutions, C3X, TransAct, Public PC, PC Express, Copy Express, Credit Card Copy Express, Credit Card Computer Express, Credit Card Printer Express, Credit Card Microfiche Express, Credit Card Debit Express, The Office That Never Sleeps, Intelligent Vending, e-Port, Dial-A-Vend, Dial-A-Snack, Dial-A-Vend.com, USALive and e-Port The Next Generation in Vending. The Company has two trademarks pending registration, VM2IQ and CM2IQ. Through its wholly owned subsidiary, Stitch Networks, the Company has secured three registered trademarks, including eVend.net, eSuds.net, and Stitch Networks, and one trademark, E-ppliance, which is pending registration. In addition, due to the July 2003 acquisition of Bayview, the Company has secured the VendingMiser trademark and the trademark SnackMiser is pending federal registration.

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

Through August 23, 2005, 56 United States patents and 4 Foreign patents have been issued to the Company (including 7 patents acquired in July 2003 from Bayview), 17 United States patents and 8 Foreign patents are pending (including 5 acquired from Bayview) and 4 patents have received notices of allowance.

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

o U.S. Patent No. 6,801,836 entitled "Power-conservation based on indoor/outdoor and ambient-light determinations";

o U.S. Patent No. 6,807,532 entitled "Method of soliciting a user to input survey data at an electronic commerce terminal";

o U.S. Patent No. 6,853,894 entitled "Global network based vehicle safety and security telematics";

o U.S. Patent No. 6,856,820 entitled "An in-vehicle device for wirelessly connecting a vehicle to the internet and for transacting e-commerce and e-business";

o U.S. Patent No. 6,895,310 entitled "Vehicle related wireless scientific instrumentation telematics";

o U.S. Patent No. 6,931,869 entitled "Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode";

o  Canadian Patent No. D199-1014 entitled "Sign holder";

o  Canadian Patent No. D199-1038 entitled "Laptop data port enclosure";

o Canadian Patent No. 2,291,015 entitled "Universal interactive advertising and payment system for public access electronic commerce and business related products and services"; and

o Australian Patent No. 2001263356 entitled "Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode".

The Company believes that the U.S. patent No. 6,505,095 entitled "System for providing remote audit, cashless payment, and interactive transaction capabilities in a vending machine" is important in protecting its intellectual property used in its e-Port(R) control system targeted to the vending industry. The patent expires in July 2021.

RESEARCH AND DEVELOPMENT

Research and development expenses, which are included in general and administrative and compensation expense in the Consolidated Statements of Operations, were approximately $1,364,000, $688,000, and $1,505,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

EMPLOYEES

On August 31, 2005, the Company had 50 employees, all of whom were full-time.


Item 2. Properties

The Company conducts its operations from various facilities under operating leases. In March 2003, the Company entered into a lease for 12,864 square feet of space located in Malvern, Pennsylvania for its principal executive office and used for general administrative functions, sales activities, and product development. The lease term extends through December 31, 2008 and provides for escalating rent payments and a period of free rent prior to the commencement of the monthly lease payment in January 2004 of approximately $25,000 per month. During April 2005, the Company entered into an amendment to the lease covering 4,385 additional square feet that is contiguous to its existing space. The lease term was extended to December 31, 2010, and the amendment provides for a period of free rent for the additional space with rent of approximately $31,000 per month commencing in September 2005 with escalating rental payments thereafter.

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

In connection with the acquisition of the energy conservation product line in July 2003 from Bayview Technology Group, LLC, the Company assumed leases for 6,384 square feet of space located in Denver, Colorado used for administrative functions, sales activities and product warehousing associated with our energy management products. The lease terms extended through June 30, 2005 and provided for escalating rent payments ending at $8,200 per month. The lease provided for additional rent for a prorated share of operating costs for the entire facility.

In December 2004, the Company entered into a lease for 2,837 square feet of space located in Denver, Colorado to replace the above-mentioned lease used for administrative functions, sales activities and product warehousing associated with our energy management products. The lease term extends through May 31, 2009 and provides for five months of free rent followed by rent payments of $1,200 per month and escalating payments beginning on June 1, 2006. The lease provides for additional rent for a prorated share of operating costs for the entire facility.


Item 3. Legal Proceedings.

As previously reported, in February 2005, a Complaint was filed against the Company in the State Court of Fulton County, Georgia, captioned Swartz Private Equity, L.L.C. vs. USA Technologies, Inc. (File No. 2005 VS 0777772D). The Complaint alleges that the Company breached various agreements entered into with Swartz Private Equity, LLC in August and September 2000 in connection with the so-called equity line of credit provided by Swartz to the Company.

In June 2005, the Company filed an Answer, Affirmative Defenses and Counterclaims in response to the Swartz Complaint. The Company's response denied any liability to Swartz and sought unspecified money damages and other affirmative relief against Swartz. The Company's filing alleged that Swartz should be prohibited from enforcing the various agreements entered into by the parties because Swartz had failed to register as a broker-dealer under applicable Federal and state securities laws as required in order for Swartz to be engaged in the business of providing equity line products. The Company's filing also alleged that Swartz fraudulently induced the Company to enter into the transaction by misrepresenting to the Company that Swartz was a deep pocket investor with significant financial resources, and Swartz would make significant investments in the Company. The Company's response states that Swartz only provided the Company with approximately $30,000 of funding. The Company's filing also alleged that Swartz misrepresented to the Company that it was properly licensed under the securities laws to engage in the equity line transaction. The Company also alleges that Swartz breached the agreements entered into between the parties by refusing to promptly return shares to the Company that had previously been delivered by the Company to Swartz under the equity line arrangement.

The Company intends to vigorously defend this action and to prosecute its counterclaims. At the present time, the Company is unable to estimate the possible range of damages that the Company might incur should this action be resolved against the Company.


Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Common Stock of the Company is currently traded on the OTC Electronic Bulletin Board under the symbol USTT.

The high and low bid prices on the OTC Electronic Bulletin Board for the Common Stock were as follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         Year ended June 30, 2005
         ------------------------

         First Quarter (through September 30, 2004)        $ 0.18         $ 0.12
         Second Quarter (through December 31, 2004)        $ 0.16         $ 0.10
         Third Quarter (through March 31, 2005)            $ 0.28         $ 0.11
         Fourth Quarter (through June 30, 2005)            $ 0.20         $ 0.13

         Year ended June 30, 2004
         ------------------------

         First Quarter (through September 30, 2003)        $ 0.54         $ 0.34
         Second Quarter (through December 31, 2003)        $ 0.42         $ 0.12
         Third Quarter (through March 31, 2004)            $ 0.29         $ 0.15
         Fourth Quarter (through June 30, 2004)            $ 0.34         $ 0.17

On June 30, 2005 there were 1,423 record holders of the Common Stock and 535 record holders of the Preferred Stock.

The holders of the Common Stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company's Common Stock or Preferred Stock. No dividend may be paid on the Common Stock until all accumulated and unpaid dividends on the Preferred Stock have been paid. As of June 30, 2005, such accumulated unpaid dividends amounted to $7,461,293.

As of June 30, 2005, equity securities authorized for issuance by the Registrant with respect to compensation plans were as follows:


                      Number of
                      securities           Weighted           Number of
                      to be issued         average            securities
                      upon exercises       exercise price     remaining
                      of outstanding       of outstanding     available
                      options and          options and        for future
Plan category         warrants             warrants           issuance
----------------      --------             --------           --------
Equity compensation
plans approved by
security holders      None                Not applicable      None
Equity compensation
plans not approved
by security holders   2,009,972(a)        $0.25               14,108,693(b)


a) Represents stock options outstanding as of June 30, 2005 for the purchase of shares of Common Stock of the Company expiring at various times from February 2006 through April 2009. Of such options, 544,167 were granted to employees of the Company and 1,465,805 to former option holders of Stitch Networks Corporation. Exercise prices for all the options outstanding were at prices that were either equal to or greater than the market price of the Company's Common Stock on the dates the options were granted.

b) Represents 14,000,000 shares of Common Stock issuable to the Company's Chief Executive Officer under the terms of his employment agreement plus 108,693 shares of Common Stock issuable under the Company's 2004-B Stock Compensation Plan.

In July 2003 the Company and the Company's Chief Executive Officer (CEO) amended the terms of his employment agreement (expiring June 2007). Under the terms of the previous Executive Employment Agreement, the CEO would have been granted seven percent (non-dilutive) of all the then issued and outstanding shares of the Company's Common Stock in the event a "USA Transaction" (as defined) occurs, which among other events includes a change in control of the Company. The amended terms of the Executive Employment Agreement, eliminated the seven percent (non-dilutive) right to receive Common Stock upon a "USA Transaction", and granted the CEO an aggregate of 14,000,000 shares of Common Stock in the event a "USA Transaction" occurs. In exchange for the amendment of these terms, the Company issued an aggregate of 10,500,000 shares of its Common Stock to the CEO. In connection with this amendment, the CEO also entered into a lock-up agreement pursuant to which he shall not sell 2,500,000 of these shares for a one-year period and 8,000,000 of these shares for a two-year period. The CEO will not be required to pay any additional consideration for these shares of Common Stock. At the time of a "USA Transaction", all of the 14,000,000 shares to be issued to the CEO in connection with this amendment are automatically deemed to be issued and outstanding, and will be entitled to be treated as any other issued and outstanding shares of Common Stock. The right to receive the shares is irrevocable and fully vested, and the rights have no expiration date and will not be affected by the termination of the CEO's employment with the Company for any reason whatsoever. The shares issuable to Mr. Jensen have not been reserved for issuance by the Company and are not reflected or included in the number of issued and outstanding shares of the Company on a fully diluted basis in this Form 10-K.

The Company's Board of Directors established and authorized the 2004-B Stock Compensation Plan in October 2004 for use in compensating employees, directors and consultants through the issuance of shares of Common Stock of the Company. There were 500,000 shares authorized under the Plan. The underlying shares for the Plan have been registered with the Securities and Exchange Commission as an employee benefit plan under Form S-8. As of June 30, 2005 there were 108,693 shares available for future issuance under the Plan.

As of June 30, 2005, shares of Common Stock reserved for future issuance were as follows:

        2,009,972 shares issuable upon the exercise of stock options at exercise prices ranging from $.165 to $2.00 per share

        32,132,019 shares issuable upon the exercise of common stock warrants at exercise prices ranging from $.07 to $1.25 per share

        522,742 shares issuable upon the conversion of outstanding Preferred
        Stock

        73,382,480 shares issuable upon the conversion of Senior Notes having an aggregate face value of $11,926,534

        16,500,000 shares issuable to an accredited investor under the 2005 Common Stock Agreement

        108,693 shares issuable the 2004-B Stock Compensation Plan

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended June 30, 2005, the Company sold 23,333,333 shares of Common Stock at $.15 per share for an aggregate of $3,500,000 ("2005-D Private Placement Offering"). For each share purchased, the Company granted a warrant to purchase one share of Common Stock exercisable at $.15 per share at anytime prior to December 31, 2005. The Company issued warrants to purchase a total of 23,333,333 shares. We have agreed to register the shares and the shares underlying the warrants under the Act for resale through December 31, 2006. The offer and sales of the shares was exempt from registration under Rule 506 promulgated under Section 4(2) of the Act. All of the investors were accredited investors. The offer and sale thereof did not involve any general advertising or solicitation and the securities contained appropriate restrictive legends under the Act.

During the quarter ended June 30, 2005, the Company issued to Steve Illes 3,500,000 shares of Common Stock for an aggregate purchase price of $420,000 pursuant to a Common Stock Purchase Agreement dated April 4, 2005 between Mr. Illes and the Company. The offer and sale of the shares were exempt from registration under Rule 506 promulgated under Section 4(2) of the Act. Mr. Illes is an accredited investor, made appropriate investment representations, was afforded access to all public filings and all other information that the Company could reasonably obtain. We have agreed to register the shares for resale under the Act through May 13, 2007.

On April 12, 2005 the Company issued its Chief Financial Officer, David DeMedio, options to purchase 300,000 shares of Common Stock for $.20 per share, which vested ratably over a two-year period. The issuance of all of the foregoing options was made in reliance upon the exemption provided by Section 4(2) of the Act as all of the options were issued to an executive officer and did not involve any general solicitation or advertising.

Item 6. Selected Financial Data.

                                                                             Year ended June 30

                                                    2005            2004             2003             2002             2001
                                               ---------------------------------------------------------------------------------

OPERATIONS DATA

Revenues                                       $  4,677,989     $  5,632,815     $  2,853,068     $  1,682,701     $   1,451,002

Loss before cumulative effect of
  accounting change                            $(15,499,190)    $(21,426,178)    $(21,965,499)    $(17,314,807)    $ (10,135,244)

Cumulative effect of accounting change                   --               --               --               --          (821,000)
                                               ---------------------------------------------------------------------------------
Net loss                                        (15,499,190)     (21,426,178)     (21,965,499)     (17,314,807)      (10,956,244)

Cumulative preferred dividends                     (784,113)        (786,513)        (793,586)        (822,561)         (836,541)
                                               ---------------------------------------------------------------------------------
Loss applicable to common shares               $(16,283,303)    $(22,212,691)    $(22,759,085)    $(18,137,368)    $ (11,792,785)
                                               =================================================================================

Loss per common share (basic and diluted)
  Loss before cumulative effect of
    accounting change                          $      (0.04)    $      (0.08)    $      (0.20)    $      (0.50)    $       (0.65)

  Cumulative effect of accounting
    change                                               --               --               --               --             (0.05)
                                               ---------------------------------------------------------------------------------
  Net loss                                     $      (0.04)    $      (0.08)    $      (0.20)    $      (0.50)    $       (0.70)
                                               =================================================================================

Cash dividends per common share
                                               $        --      $         --     $         --     $         --     $          --

BALANCE SHEET DATA
Total assets                                   $ 23,391,765     $ 25,880,577     $ 17,892,681     $ 17,056,773     $   6,180,061
Convertible Senior Notes and other
  long-term debt                               $  7,984,494     $  6,630,405     $  8,033,083     $  7,117,453     $   4,289,858

Shareholders' equity (accumulated deficit)     $  9,309,185     $ 14,108,662     $  3,692,083     $  3,395,892     $  (2,400,897)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

During May 2000, the Company reached technological feasibility for the development of the multi-media e-Port(TM) product, a previous generation of our product with vending machine advertising capabilities, and related internal network and, accordingly, the Company commenced capitalization of software development costs related to this product and network. Costs capitalized through 2002 were $5.3 million, which included capitalized interest of approximately $493,000 pursuant to SFAS No. 34, "Capitalization of Interest Costs".

During the fourth quarter of fiscal year 2002, the multi-media e-Port(TM) client product and enhanced network became available for general release to the Company's customers. During this quarter, management performed an evaluation of the commercial success and preliminary market acceptance of the multi-media e-Port(TM) and enhanced network and as a result of this evaluation the Company determined that the estimated future revenues less costs to complete and dispose of the multi-media e-Port client product was zero. Therefore, the Company wrote down $2,663,000 of software development costs related to the multi-media e-Port client product. The unamortized balance of the software development costs after the impairment charge was amortized over an estimated useful life of two years and was fully amortized during the year ended June 30, 2004. Accumulated amortization was $5,326,186 at June 30, 2005 and June 30, 2004 and $4,327,526 at
June 30, 2003. Amortization expense was approximately $999,000 and $1,331,000 during the year ended June 30, 2004 and 2003, respectively. Such amortization is reflected in cost of sales in the accompanying consolidated statements of operations.

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

Effective December 31, 2003, the Kodak agreement was terminated (Note 14). As a result, the carrying value of the vending machines were further impaired and a charge of approximately $367,000 was recorded as a component of the gain on contract settlement in the June 30, 2004 Consolidated Statement of Operations to reflect these assets at their realizable value. The remaining value of these vending machines was then recorded as assets held for sale in the Consolidated Balance Sheets as of June 30, 2004. During the year ended June 30, 2005, the Company wrote off the remaining value of the vending machines that had not been sold during the year as a loss on contract settlement.

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. The Company tests goodwill for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a discounted cash flow analysis to complete the first step in this process. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill as a result of its testing on April 1, 2003, April 2004 and April 1, 2005.

Intangible assets include patents, trademarks and non-compete arrangements purchased in acquisitions. Amortization expense related to these intangible assets was $1,236,600, $1,208,668 and $292,000 during the years ended June 30, 2005, 2004, and 2003, respectively.

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

During fiscal year 2004, the Company sold 1,669,091 of the Jubilee shares for net proceeds of $1,471,140 and realized a gain of $603,480, with the cost of the securities calculated by the specific identification method. An unrealized gain of $3,080 and $32,249 on the remaining shares held by the Company is reflected in shareholders' equity as accumulated other comprehensive income at June 30, 2005 and 2004, respectively. The 70,000 remaining shares are recorded at their fair value of $39,467 and $68,636 at June 30, 2005 and 2004, respectively.

FORWARD LOOKING STATEMENTS

This Form 10-K contains certain forward looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," "expects," "anticipates," or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company's actual results to differ materially from those projected, include, for example (i) the ability of the Company to generate sufficient sales to generate operating profits, or to sell products at a profit, (ii) the ability of the Company to raise funds in the future through sales of securities, (iii) whether the Company is able to enter into binding agreements with third parties to assist in product or network development, (iv) the ability of the Company to commercialize its developmental products, or if actually commercialized, to obtain commercial acceptance thereof, (v) the ability of the Company to compete with its competitors to obtain market share, (vi) the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations including but not limited to Senior Notes, or to fund development and marketing of its products; (vii) the ability of the Company to obtain approval of its pending patent applications, (viii) the ability of the Company to satisfy its trade obligations included in accounts payable and accrued liabilities, and (ix) the ability of the Company to predict or estimate its future quarterly or annual revenues given the developing and unpredictable market for its products and the lack of established revenues. Although the Company believes that the forward looking statements contained herein are reasonable, it can give no assurance that the Company's expectations will be met.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2005

Revenues for the fiscal year ended June 30, 2005 were $4,677,989, a decrease of $954,826 or 17% from the fiscal year ended June 30, 2004. This decrease was primarily attributed to a decrease in sales of our energy management products. Revenues are discussed in more detail as follows:

Equipment sales: Revenues from equipment sales decreased to $3,535,064 from $4,349,566 in the prior fiscal year, a decrease of $814,502 or 19%. This decrease was primarily attributed to a decrease in sales of our energy management products of approximately $1 million. This was a result of approximately $686,000 in sales from three large customer orders in the current fiscal year as compared to approximately $1,691,000 in sales from five large customer orders during fiscal year 2004.

License and transaction fees: Revenues from license and transaction fees increased $165,274 or 17% from $977,651 to $1,142,925 for the fiscal years ended June 30, 2004 and 2005, respectively. This increase was primarily due to an increase in license and transaction fees from our Intelligent Vending products, which was offset by the decrease in revenues from the termination of the Kodak Vending Placement Agreement in the prior fiscal year.

Product sales and other: Revenues from product sales and other decreased to $0 from $305,598 in the prior fiscal year. This decrease was due to a decrease in camera and film sales from Company owned vending machines of approximately $105,000 as a result of the termination of the Kodak Vending Placement Agreement and a decrease of $200,000 relating to a one-time payment in the prior fiscal year related to the agreement with Unilever.

Cost of sales consisted of equipment, product and labor costs of approximately $2,431,000 and $2,503,000 for the fiscal years ended June 31, 2005 and 2004, respectively, a decrease of $72,000; software development amortization of approximately $0 and $999,000 for the fiscal years ended June 30, 2005 and 2004, respectively; and network and transaction related costs of $1,048,000 and $828,000 for the years ended June 30, 2005 and 2004, respectively, an increase of $220,000. The total decrease of $851,019 or 20% in cost of sales from $4,329,692 to $3,478,673 for the years ended June 30, 2004 and 2005, respectively, was principally attributable to the decrease in equipment sales and the lack of software development costs.

Gross profit for the fiscal year ended June 30, 2005 was $1,119,316, compared to $1,303,123 for fiscal year ended June 30, 2004. The decrease of $183,807 was due to a reduction in sales of our higher margin energy management products.

Total operating expenses for the fiscal year ended June 30, 2005 was $13,589,523, a decrease of $5,180,899 or 28% over the prior fiscal year. The components of operating expenses (General and administrative, Compensation, Depreciation and amortization and Loss on debt modification) and the causes of this decrease are explained in further detail, below:

General and administrative expenses decreased from $6,747,824 for the fiscal year ended June 30, 2004 to $6,429,458 for the fiscal year ended June 30, 2005, a decrease of $318,366 or 5%. The decrease is due to decrease in bad debt expense and consulting fees, which is partially offset by increases in public relations expenses.

Compensation expense decreased from $10,071,354 to $5,559,945 for the fiscal year ended June 30, 2004 and 2005, respectively, a $4,511,409 or 45% decrease over the prior fiscal year. This decrease is primarily due to the one-time issuance of 10,500,000 shares of Common Stock, valued at $4,620,000, to the Company's Chief Executive Officer in connection with the amendment of his employment agreement in the prior fiscal year. Additionally compensation expense increased by approximately $108,000 related to an increase in medical insurance costs.

Depreciation and amortization expense for the fiscal year ended June 30, 2005 was $1,600,120, compared to $1,632,330 for the prior fiscal year, a $32,210 or 2% decrease. This decrease was attributable to assets becoming fully depreciated during the fiscal year ended June 30, 2005.

During the prior fiscal year, the Company incurred a charge of $318,915 related to the modification of debt terms for certain 2003 and 2004 Senior Notes. This charge represents the unamortized debt discount that remained on the Senior Notes that were scheduled to mature in December 2003 and 2004, and whose terms were substantially modified when the note holders agreed to extend the maturity date of their notes in exchange for a reduction in the conversion rate on the note. There was no such comparable charge in the fiscal year ended June 30, 2005.

During the fiscal year ended June 30, 2004, the Company sold 1,669,091 shares of its investment in the Jubilee Investment Trust for net proceeds of $1,471,140, resulting in a gain of $603,480. There were no sales of such investments during the year ended June 30, 2005.

During the fiscal year ended June 30, 2004, a gain of $429,204 was recorded relating to the termination of the Kodak Vending Placement Agreement. This gain is comprised of the payment from Kodak of approximately $675,000 plus the cancellation of Stitch's obligation to the supplier of the vending machines of approximately $124,000 less a write down of the carrying value of vending machines of approximately $367,000 and a net write-off of amounts due to and from Kodak of $3,000. During the year ended June 30, 2005, the Company wrote off the remaining value of the vending machines that had not been sold during the year as a loss on contract settlement totaling $42,300.

Total interest expense decreased from $5,032,351 to $3,127,751 for the fiscal year ended June 30, 2004 and 2005, respectively, a decrease of $1,904,600 or 38%. The decrease is a result of a reduction in the number of conversions of the Senior Notes into shares of the Company's Common Stock by Senior Note Holders. In the prior fiscal year, these conversions resulted in additional interest expense due to the accelerated amortization of debt discount charged to interest expense at the time of the conversion of the Senior Notes.

The fiscal year ended June 30, 2005 resulted in a net loss of $15,499,190 (approximately $3.6 million of non-cash charges) compared to a net loss of $21,426,178 (approximately $10.9 million of non-cash charges) for the prior fiscal year.

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

The fiscal year ended June 30, 2003 resulted in a net loss of $21,965,499 approximately $12.6 million of non-cash charges) compared to a net loss of $17,314,807 (approximately $11.0 million of non-cash charges) for the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2005, net cash of $11,900,521 was used by operating activities, primarily due to the net loss of $15,499,190 offset by non-cash charges totaling $3,620,842 for transactions involving the issuance of Common Stock (for services), depreciation and amortization of assets, amortization of debt discount, and a loss on contract settlement. In addition to these non-cash charges, the Company's net operating assets increased by $22,173 (primarily an increase in finance receivables and other assets as well as accrued expense reductions, which were offset by an increase in accounts payable).

For the year ended June 30, 2005, net cash used in investing activities was $224,343, comprised of purchases of property and equipment, offset by sales of assets held for sale related to the termination of the Kodak Vending Placement Agreement.

Proceeds from financing activities for the year ended June 30, 2005 provided $11,203,531 of funds, which were necessary to support cash used in operating activities. Net proceeds of $8,004,436 were realized from the issuance of Common Stock to an accredited investor, a private placement offering of Common Stock, the exercise of Common Stock Warrants and the collection of Common Stock subscriptions receivable. Net proceeds of $3,305,790 were realized from the issuance of Senior Notes. These proceeds were reduced by payments of long-term debt and capital leases totaling $262,808 and by the repayment of Senior Notes totaling $143,887.

The Company has incurred losses since inception. Cumulative losses through June 30, 2005 amounted to approximately $112,900,000. The Company has continued to raise capital through equity and debt offerings to fund operations.

During the year ended June 30, 2005, cash used in operating activities was approximately $992,000 per month. During the second half of fiscal year 2005, the Company made efforts to improve its working capital management. For the six months ended June 30, 2005, cash used in operating activities was approximately $927,000 per month. Using the second half of the prior fiscal year as a basis for estimating cash requirements for the year ending June 30, 2006 (which assumes a static level of revenues), cash requirements for the fiscal year 2006, including requirements for capital expenditures and repayments of long-term debt, would be approximately $12,600,000.

As of June 30, 2005, the Company had approximately $2,000,000 of cash and cash equivalents on hand.

On April 4, 2005, the Company and an accredited investor entered into a new Common Stock Purchase Agreement ("2005 Common Stock Agreement") that terminates August 11, 2007. Pursuant to the 2005 Common Stock Agreement, the investor agreed to purchase shares of the Company's Common Stock, provided that the aggregate purchase price does not exceed $10,000,000. Under the 2005 Common Stock Agreement, the Company has the right at any time to require the investor to purchase Common Stock from the Company at the lower of: (i) $0.30 per share; or (ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to the investor of notice of his obligation to purchase. During any calendar month, the investor cannot be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $800,000. The Company can require the investor to purchase shares under the Common Stock Agreement only if the shares have been registered by the Company for resale under the Act. Although the Company filed a registration statement related to this agreement that included 20,500,000 shares of Common Stock and was effective May 13, 2005, the Company has the right in the future, if necessary, to register additional shares in order to ensure that a sufficient number of shares are available for purchase by the investor. The Company issued 500,000 shares of Common Stock ($90,000) to the investor as a due diligence/commitment fee in connection with this agreement. In addition to the due diligence fee, the Company incurred $48,542 of other stock issuance costs in connection with the 2005 Common Stock Agreement during the year ended June 30, 2005. During the year ended June 30, 2005, the Company issued 3,000,000 shares of Common Stock under the 2005 Common Stock Agreement for total gross proceeds of $420,000. From July 1 to September 23, 2005, the Company issued an additional 9,929,923 shares of Common Stock under the 2005 Common Stock Agreement for total gross proceeds of $1,297,890. As of September 23, 2005, there are approximately 7,000,000 shares that remain registered for issuance under the 2005 Common Stock Agreement. Based upon a share price of $.14, there is approximately $980,000 of available funds.

On September 26, 2005, the Company approved a private placement offering (non-dilutive) of up to $2,000,000 of principal amount 10% Senior Notes due December 31, 2008 (the "2008-B Senior Notes"). The offering will terminate on November 30, 2005. Interest on the 2008-B Senior Notes shall be paid on a quarterly basis in arrears at the rate of 10% per annum with the outstanding principal amount of the 2008-B Senior Notes together with all accrued and unpaid interest thereon to be paid in full no later than December 31, 2008. In addition, for each $10,000 investment in the 2008-B Senior Notes, the subscriber would also receive a special purchase right to purchase up to 100,000 shares of Common Stock at $.20 per share at any time on or before December 31, 2008. If all of the Senior Notes are sold, the Company would issue special purchase rights to acquire up to 20,000,000 shares of Common Stock. As of the date hereof, the number of issued and outstanding shares on a fully diluted basis is slightly less than the number of our authorized shares. As a result, the Common Stock underlying the special purchase rights has not and will not be reserved for issuance by the Company. The special purchase rights are non-dilutive and can only be exercised if the shares issuable upon the exercise of the special purchase rights are made available through the prepayment by the Company of the currently outstanding Convertible Senior Notes that are convertible at $.20 per share. As of the date hereof, there are approximately $9,000,000 principal amount of these Convertible Senior Notes currently outstanding. The holders of the special purchase rights shall provide the Company with at least 14-days advance notice of the intent to exercise the special purchase rights. If the Company is not able to make the shares available through the repayment of the existing Convertible Senior Notes during such period, then the holder shall not be able to exercise the special purchase rights and the special purchase rights attempted to be exercised shall be deemed null and void. In such event, the appropriate principal amount of the related 2008-B Senior Note (i.e., $10,000 principal amount for each 100,000 of purchase rights) shall become due and payable by the Company within six months. In addition, the interest rate on the principal amount of the related 2008-B Senior Note shall increase from 10% to 12% per annum effective retroactively from and after the original issuance date of the related 2008-B Senior Note. The 2008-B Senior Notes as well as any shares to be issued upon exercise of the special purchase rights have not been registered under the Act and can not be sold or transferred unless the shares or the 2008-B Senior Notes are so registered or are transferred or sold pursuant to an exemption from registration.

Funding sources in place to meet the Company's cash requirements for the year ending June 30, 2006 are primarily comprised of approximately $2,000,000 in cash and cash equivalents on hand as of June 30, 2005, the proceeds that are available under the 2005 Common Stock Purchase Agreement detailed above ($980,000 at $0.14 per share), the proceeds anticipated to be received in connection with the sales of the 2008-B Senior Notes of up to $2,000,000, and future exercises of warrants issued in connection with the 2005-D Private Placement Offering (none of which are in the money as of the date hereof, however could generate proceeds of approximately $3,500,000 if exercised at $0.15). The Company believes these sources should provide sufficient funds through March 31, 2006, including repayment of approximately $900,000 of Senior Notes scheduled to mature on December 31, 2005. Subsequent to March 31, 2006, and assuming that there would be no material increase in revenues, the Company anticipates meeting its liquidity needs through a combination of issuing debt securities or additional equity securities. If the Company is required to issue additional equity securities, the Company would be required to increase the number of its authorized and outstanding shares, as the number of issued and outstanding shares on a fully diluted basis as of the date hereof is only slightly less than the number of authorized shares (560,000,000). As an alternative, we would have to significantly reduce our expenses and operations to remain in business.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risks for interest rate changes is not significant. Interest rates on its Senior Notes and long-term debt are generally fixed and its investments in cash equivalents and other securities are not significant. Market risks related to fluctuations of foreign currencies are not significant and the Company has no derivative instruments.

Item 8. Financial Statements and Supplementary Data.


                             USA TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Financial Statements:

Reports of Independent Registered Public Accounting Firms.................F-1
Consolidated Balance Sheets...............................................F-3
Consolidated Statements of Operations.....................................F-4
Consolidated Statements of Shareholders' Equity...........................F-5
Consolidated Statements of Cash Flows.....................................F-8
Notes to Consolidated Financial Statements...............................F-10

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
USA Technologies, Inc.

We have audited the accompanying consolidated balance sheet of USA Technologies, Inc. as of June 30, 2005 and the related consolidated statement of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the June 30, 2005 balances in the financial statement schedule listed in Item 15(b). These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Technologies, Inc. at June 30, 2005 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related June 30, 2005 balances in the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        /s/ Goldstein Golub Kessler LLP

New York, NY
September 2, 2005

Board of Directors and Shareholders of
USA Technologies, Inc.

We have audited the accompanying consolidated balance sheets of USA Technologies, Inc. as of June 30, 2004 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 2004. Our audits also included the June 30, 2004 and 2003 balances in the financial statement schedule listed in Item 15(b). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Technologies, Inc. at June 30, 2004 and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the June 30, 2004 and 2003 balances in the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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



                                        /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
September 10, 2004

                        USA Technologies, Inc.

                     Consolidated Balance Sheets


                                                                         June 30
                                                            --------------------------------
                                                                 2005             2004
                                                            -------------      -------------
Assets
Current assets:
  Cash and cash equivalents                                 $   2,097,881      $   3,019,214
  Accounts receivable, less allowance for
    uncollectible accounts of $196,000
    and $240,000 as of 2005 and 2004,
    respectively                                                  744,041            771,722
  Finance receivables                                             255,595            162,874
  Inventory                                                     1,697,236          1,707,684
  Prepaid expenses and other current assets                       240,324            234,448
  Subscriptions receivable                                         35,723            300,000
  Investment                                                       39,467             68,636
  Assets held for sale                                                  -             46,200
                                                            -------------      -------------
Total current assets                                            5,110,267          6,310,778

Finance receivables, less current portion                         269,722            141,262
Property and equipment, net                                       684,927            602,953
Intangibles, net                                                9,595,232         10,831,832
Goodwill                                                        7,663,208          7,985,208
Other assets                                                       68,409              8,544
                                                            -------------      -------------
Total assets                                                $  23,391,765      $  25,880,577
                                                            =============      =============

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                          $   3,265,928      $   2,929,491
  Accrued expenses                                              1,479,352          1,569,368
  Current obligations under long-term debt                        100,646            240,764
  Convertible Senior Notes                                      1,252,161            401,887
                                                            -------------      -------------
Total current liabilities                                       6,098,087          5,141,510

Convertible Senior Notes, less current portion                  7,897,314          6,617,987
Long-term debt, less current portion                               87,179             12,418
                                                            -------------      -------------
Total liabilities                                              14,082,580         11,771,915

Commitments and contingencies (Note 16)

Shareholders' equity:
  Preferred Stock, no par value:
    Authorized shares- 1,800,000
    Series A Convertible Preferred-
      Authorized shares- 900,000
      Issued and outstanding shares- 522,742
        as of 2005 and 2004 (liquidation
        preference of $12,688,713 and $11,904,600
        as of 2005 and 2004, respectively)                      3,702,856          3,702,856
  Common Stock, no par value:
    Authorized shares- 560,000,000 as of 2005
    Issued and outstanding shares- 433,567,931
      and 351,654,131 as of 2005 and 2004,
      respectively                                            121,598,475        110,635,743
  Subscriptions receivable                                       (233,850)                --
  Accumulated other comprehensive income                            3,080             32,249
  Accumulated deficit                                        (115,761,376)      (100,262,186)
                                                            -------------      -------------
Total shareholders' equity                                      9,309,185         14,108,662
                                                            -------------      -------------
Total liabilities and shareholders' equity                  $  23,391,765      $  25,880,577
                                                            =============      =============


See accompanying notes.

                        USA Technologies, Inc.

                 Consolidated Statements of Operations

                                                  Year ended June 30
                                  ---------------------------------------------------
                                       2005               2004               2003
                                  -------------      -------------      -------------
Revenues:
Equipment sales                   $   3,535,064      $   4,349,566      $   1,034,427
License and transaction fees          1,142,925            977,651          1,373,573
Product sales and other                       -            305,598            445,068
                                  -------------      -------------      -------------
Total revenues                        4,677,989          5,632,815          2,853,068
Cost of sales (including
 amortization of software
 development costs Note 2)            3,478,673          4,329,692          2,971,443
                                  -------------      -------------      -------------
Gross profit (loss)                   1,199,316          1,303,123           (118,375)

Operating expenses:
General and administrative            6,429,458          6,747,824          7,194,684
Compensation                          5,559,945         10,071,354          4,973,210
Depreciation and amortization         1,600,120          1,632,330          1,251,716
Loss on debt modification                     -            318,915          1,521,654
                                  -------------      -------------      -------------
Total operating expenses             13,589,523         18,770,423         14,941,264
                                  -------------      -------------      -------------
Operating loss                      (12,390,207)       (17,467,300)       (15,059,639)

Other income (expense):
Interest income                          61,068             40,789             18,691
Gain (loss) on investment                    --            603,480         (1,945,951)
Gain (loss) on contract
 settlement                             (42,300)           429,204                 --
Interest expense:
Coupon or stated rate                (1,256,999)        (1,179,322)        (1,163,192)
Non-cash interest and
 amortization of debt
 discount                            (1,870,752)        (3,853,029)        (3,815,408)
                                  -------------      -------------      -------------
Total interest expense               (3,127,751)        (5,032,351)        (4,978,600)
Total other income (expense)         (3,108,983)        (3,958,878)        (6,905,860)
                                  -------------      -------------      -------------
Net loss                            (15,499,190)       (21,426,178)       (21,965,499)
Cumulative preferred
 dividends                             (784,113)          (786,513)          (793,586)
                                  -------------      -------------      -------------
Loss applicable to common
 shares                           $ (16,283,303)     $ (22,212,691)     $ (22,759,085)
                                  =============      =============      =============
Loss per common share (basic
 and diluted)                     $       (0.04)     $       (0.08)     $       (0.20)
                                  =============      =============      =============
Weighted average number of
 common shares outstanding
 (basic and diluted)                389,420,433        288,476,158        111,790,358
                                  =============      =============      =============


See accompanying notes.

                             USA Technologies, Inc.

                 Consolidated Statements of Shareholders' Equity

                                             SERIES A
                                            CONVERTIBLE         COMMON        SUBSCRIPTIONS    ACCUMULATED
                                           PREFERRED STOCK       STOCK         RECEIVABLE        DEFICIT         TOTAL
                                          -------------------------------------------------------------------------------
Balance, June 30, 2002                      $  3,749,158    $ 56,588,503    $   (149,750)   $(56,792,019)    $ 3,395,892

Conversion of 4,790 shares of
   Preferred Stock to 4,790
   shares of Common                        $    (33,912)    $     33,912    $         --    $         --     $        --
Conversion of $56,050 of
   cumulative preferred dividends
   into 5,605 shares of  Common
   Stock at $10.00 per share                         --           56,050              --         (56,050)             --
Issuance of 5,749,442 shares of
   Common Stock for professional
   services                                          --        1,245,631         149,750              --       1,395,381
Exercise of 17,686,489 Common
   Stock Warrants at $0.10 per share                 --        1,768,650              --              --       1,768,650
Issuance of 5,727,383 shares of
   Common Stock from the conversion
   of 12% Senior Notes                               --        1,145,442              --              --       1,145,442
Issuance of  2,467,225 shares of
   Common Stock from the conversion of
   $243,000 of 9-3/4% debentures, and
   the related exercise of Common Stock
   Warrants at varying prices per share
   to purchase 7,206,893 shares of
   Common Stock, net of offering costs               --          873,000              --              --         873,000
Issuance of 89,207,511 shares of Common
   Stock in connection with various
   Private Placement Offering at
   varying prices per share                          --        8,750,058              --              --       8,750,058
Issuance of 2,315,000 shares of
   Common Stock in lieu of cash
   payments for interest on the
   convertible Senior Notes and
   the issuance of 2,315,000
   Common Stock Warrants                             --          860,250              --              --         860,250
Debt Discount relating to beneficial
   conversion feature on the various
   12% Senior Notes                                  --        2,947,130              --              --       2,947,130
Issuance of 8,031,516 shares of
   Common Stock in connection with
   the issuance of 12% Senior Notes                  --        1,664,819              --              --       1,664,819
Issuance of 15,000,000 shares of
   Common Stock for the
   investment in Jubilee                             --        2,850,000              --              --       2,850,000
Other                                                --            6,960              --              --           6,960
Net loss and total comprehensive loss                --               --              --     (21,965,499)    (21,965,499)

                                          -------------------------------------------------------------------------------
Balance, June 30, 2003                     $  3,715,246     $ 78,790,405    $         --    $(78,813,568)    $ 3,692,083
                                          -------------------------------------------------------------------------------


See accompanying notes.

                             USA Technologies, Inc.

                                                                               ACCUMULATED
                                                SERIES A                          OTHER
                                              CONVERTIBLE         COMMON       COMPREHENSIVE    ACCUMULATED
                                             PREFERRED STOCK      STOCK           INCOME          DEFICIT          TOTAL
                                            --------------------------------------------------------------------------------
Issuance of 1,750 shares of Common Stock
   from the conversion of 1,750 shares
   of Preferred Stock                       $     (12,390)     $    12,390    $          --     $        --    $         --
Stock from the conversion of cumulative
   preferred dividends at $10.00 per
   share                                               --           22,440               --         (22,440)             --
Exercise of 32,179,321 Common Stock
   Warrants and Options                                --        2,800,472               --              --       2,800,472
Issuance of 14,204,894 shares of Common
   Stock from the conversion of 12%
   Senior Notes                                        --        2,840,978               --              --       2,840,978
Issuance of 1,615,727 shares of Common
   Stock in exchange for salaries and
   professional services                               --          422,092               --              --         422,092
Issuance of 10,500,000 shares of Common
   Stock to executive in connection with
   employment agreement                                --        4,620,000               --              --       4,620,000
Issuance of 53,177,869 shares of Common
   Stock from various private placement
   offerings at varying prices per
   share, less issuance costs of $253,071              --        9,389,263               --              --       9,389,263
Issuance of 1,061,284 shares of Common
   Stock and related common Stock
   Warrants in lieu of cash payment for
   interest on the 12% senior Notes                    --          478,496               --              --         478,496
Debt discount relating to beneficial
   conversion feature on 12% Senior Notes              --        1,981,007               --              --       1,981,007
Issuance of 20,170,000 shares of Common
   Stock in connection with the Bayview
   acquisition                                         --        9,278,200               --              --       9,278,200
Comprehensive Loss:
   Net loss                                            --               --               --     (21,426,178)    (21,426,178)
   Unrealized gain on investment                       --               --           32,249              --          32,249
                                                                                                               ------------
Total comprehensive loss                                                                                        (21,393,929)

                                           ---------------------------------------------------------------------------------
Balance, June 30, 2004                      $   3,702,856    $ 110,635,743    $      32,249   $(100,262,186)   $ 14,108,662
                                           ---------------------------------------------------------------------------------


See accompanying notes.

                                  USA Technologies, Inc.

                                             SERIES A                                ACCUMULATED
                                            CONVERTIBLE                                 OTHER
                                             PREFERRED     COMMON    SUBSCRIPTIONS  COMPREHENSIVE   ACCUMULATED
                                               STOCK        STOCK     RECEIVABLE        INCOME        DEFICIT        TOTAL
                                           -----------------------------------------------------------------------------------
Exercise of 10,994,244 Common Stock
  Warrants at $0.10 per share, net         $        --  $ 1,094,658   $     --       $      --    $         --    $  1,094,658
Issuance of 9,035,173 shares of Common
  Stock from the conversion of 12%
  Senior Notes                                      --      931,208         --              --              --         931,208
Issuance of 800,580 shares of Common
  Stock for employee compensation                   --      107,670         --              --              --         107,670
Issuance of 38,450,470 shares of Common
  Stock to an accredited investor at
  varying prices per share, less
  issuance costs of $291,166                        --    3,779,454         --              --              --       3,779,454
Issuance of 23,333,333 shares of Common
  Stock from a private placement at
  varying prices per share, less
  issuance costs of $73,103                         --    3,426,897    (233,850)            --              --       3,193,047
Cancellation of 700,000 shares of Common
  Stock in connection with the Bayview
  acquisition                                       --     (322,000)        --              --              --        (322,000)
Debt discount related to the beneficial
  conversion feature on various Senior
  Notes issued                                      --    1,944,845         --              --              --       1,944,845
Comprehensive loss:
  Net loss                                          --           --         --              --     (15,499,190)    (15,499,190)
  Unrealized loss on investment                     --           --         --         (29,169)             --         (29,169)
                                                                                                                   ------------
Total comprehensive loss                                                                                           (15,528,359)
                                           ------------------------------------------------------------------------------------
Balance, June 30, 2005                     $ 3,702,856 $121,598,475   $(233,850)      $  3,080   $(115,761,376)   $  9,309,185
                                           ====================================================================================


See accompanying notes.

                      USA Technologies, Inc.

              Consolidated Statements of Cash Flows



                                                 Year ended June 30
                                    --------------------------------------------
                                        2005            2004           2003
                                    ------------    ------------   ------------
OPERATING ACTIVITIES:
Net loss                            $(15,499,190)   $(21,426,178)  $(21,965,499)
Adjustment to reconcile net loss
  to net cash used in operating
  activities:
   Charges incurred in
     connection with the
     issuance of Common Stock,
     Common Stock Warrants and
     Senior Notes                        107,670       5,042,092      2,573,301
   Interest expense on the
     Senior Notes paid through
     the issuance of Common Stock             --         478,496        860,250
   Interest amortization related
     to Senior Notes and
     Convertible Debentures            1,870,752       3,374,533      2,955,158
   Depreciation                          363,520         469,418      1,119,536
   Amortization                        1,236,600       2,207,329      1,623,547
   Loss (gain) on sale of
     investment                               --        (603,478)     1,945,951
   Loss (gain) on contract settlement     42,300        (429,204)            --
   Loss on debt modification                  --         318,915      1,521,654

   Changes in operating assets and
    liabilities:
     Accounts receivable                  27,680        (711,848)       116,948
     Finance receivables                (221,181)        (73,353)      (191,451)
     Inventory                            10,448      (1,249,784)       419,914
     Prepaid expenses, deposits
     and other assets                    (85,541)         (1,732)       (38,325)
     Accounts payable                    336,437         843,680       (759,337)
     Accrued expenses                    (90,016)       (796,342)       589,454
                                    ------------    ------------   ------------
Net cash used in operating
     activities                      (11,900,521)    (12,557,456)    (9,228,899)

INVESTING ACTIVITIES
Purchase of property and
   equipment                            (248,043)       (358,033)      (186,895)
Cash paid in connection with
   Bayview acquisition                        --        (727,970)            --
Cash received from the sale of
   investment                                 --       1,471,140             --
Cash received from contract
   settlement                                 --         674,649             --
Cash received from the sale of
   assets held for sale                   23,700          41,400             --
                                    ------------    ------------   ------------
Net cash provided by (used in)
   investing activities                 (224,343)      1,101,186       (186,895)


See accompanying notes.

                             USA Technologies, Inc.

                                                 Year ended June 30
                                    --------------------------------------------
                                        2005            2004           2003
                                    ------------    ------------   ------------
FINANCING ACTIVITIES:
Net proceeds from the issuance
   of Common Stock and the
   exercise of Common Stock
   Purchase Warrants and Options    $  8,004,436   $  11,889,735   $  9,930,879
Collection of subscriptions
   receivable                            300,000       1,013,400         35,000
Net proceeds from the issuance
   of Senior Notes                     3,305,790              --      1,833,841
Repayment of long-term debt and
   Senior Notes                         (406,695)       (812,106)      (557,441)
                                    ------------    ------------   ------------
Net cash provided by financing
   activities                         11,203,531      12,091,029     11,242,279
                                    ------------    ------------   ------------
Net increase (decrease) in cash
   and cash equivalents                 (921,333)        634,759      1,826,485
Cash and cash equivalents at
   beginning of year                   3,019,214       2,384,455        557,970
                                    ------------    ------------   ------------
Cash and cash equivalents at end
   of year                          $  2,097,881    $  3,019,214   $  2,384,455
                                    ============    ============   ============

Supplemental disclosures of cash
  flow information:

Cash paid for interest              $  1,187,833    $  1,098,727   $  1,479,984
                                    ============    ============   ============
Purchases of equipment with
 long-term debt                     $    197,450    $         --   $         --
                                    ============    ============   ============
Conversion of Convertible
  Preferred Stock to Common Stock   $         --    $     12,390   $     33,912
                                    ============    ============   ============
Conversion of Cumulative
  Preferred Dividends to Common
  Stock                             $         --    $     22,440   $     56,050
                                    ============    ============   ============
Subscriptions receivable            $     35,723    $    300,000   $  1,013,400
                                    ============    ============   ============
Conversion of Senior Notes and
  Debenture to Common Stock         $    931,208    $  2,840,978   $  1,388,442
                                    ============    ============   ============
Issuance (cancellation) of
  Common Stock in connection
  with Bayview acquisition          $  (322,000)    $  9,278,200   $         --
                                    ============    ============   ============
Beneficial conversion feature
  related to Senior Notes           $  1,944,845    $  1,981,007   $  2,947,130
                                    ============    ============   ============
Purchase of investment through
  the issuance of Common Stock      $         --    $         --   $  2,850,000
                                    ============    ============   ============
Issuance of Common Stock in
  connection with Senior Note
  Conversions                       $         --    $         --   $  1,664,819
                                    ============    ============   ============

See accompanying notes.

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


1. BUSINESS

USA Technologies, Inc. (the "Company") was incorporated in the Commonwealth of Pennsylvania in January 1992. The Company offers a suite of networked devices and associated wireless non-cash payment, control/access management, remote monitoring and data reporting services, as well as energy management products. Our networked devices and associated services enable the owners and operators of everyday, stand-alone, distributed assets, such as vending machines, personal computers, copiers, faxes, kiosks and laundry equipment, the ability to remotely monitor, control and report on the results of these distributed assets, as well as the ability to offer their customers alternative cashless payment options. As a result of the acquisition of the assets of Bayview Technology Group, LLC ("Bayview") in July 2003 (Note 4), our Company also manufactures and sells energy management products which reduce the electrical power consumption of various existing equipment, such as refrigerated vending machines and glass front coolers, thus reducing the electrical energy costs associated with operating this equipment.

2. ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments to recorded asset values that might be necessary should the Company be unable to continue in existence. The Company has incurred recurring operating losses of $15.5 million, $21.4 million and $22.0 million during the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Cumulative losses from its inception through June 30, 2005 amounted to approximately $112.9 million. Losses have continued through September 2005 and are expected to continue during fiscal year 2006. The Company's ability to meet its future obligations is dependent upon the success of its products and services in the marketplace. Until the Company's products and services can generate sufficient operating revenues, the Company will be required to raise capital to meet its cash flow requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that actions presently being taken will allow for the Company to continue as a going concern. Such actions include the generation of revenues from operations, the issuance of Common Stock (Note 12), the exercise of outstanding Common Stock warrants (Note 13), the issuance of debt (Note 10) and raising funds in the capital markets, as needed.

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

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

2. ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

Cash equivalents represent all highly liquid investments with original maturities of three months or less. Cash equivalents are comprised of certificates of deposit and a money market fund. The Company maintains its cash in bank deposit accounts, which may exceed federally insured limits at times.

FINANCE RECEIVABLES

The Company offers extended payment terms to certain customers for equipment sales. Finance receivables are reported net of an allowance for credit losses. The Company does not require collateral or other security to support credit sales, but provides an allowance for credit losses and discontinues the accrual of interest, if necessary, based on historical experience and specifically identified risks. Finance receivables are carried at fair value and charged off against the allowance for credit losses when management determines that recovery is unlikely and the Company ceases collection efforts. The Company recognizes a portion of the loan payments as interest income based on the effective interest rate method in the accompanying Consolidated Statement of Operations.

INVENTORY

Inventory, which principally consists of finished goods and packaging materials, is stated at the lower of cost (first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Property and equipment are depreciated on the straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on the straight-line basis over the lesser of the estimated useful life of the asset or the respective lease term.

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. The Company tests goodwill for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a discounted cash flow analysis to complete the first step in this process. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill as a result of its testing on April 1, 2003, April 2004 and April 1, 2005.

Patents, trademarks and the non-compete agreement are carried at cost less accumulated amortization, which is calculated on a straight-line basis over their estimated economic life. The Company reviews intangible for impairment whenever events or changes in circumstances indicate that they carrying amount may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The amount of the impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value.

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

2. ACCOUNTING POLICIES (CONTINUED)

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

During May 2000, the Company reached technological feasibility for the development of the multi-media e-Port(TM) product and related internal network and, accordingly, the Company commenced capitalization of software development costs related to this product and network. Costs capitalized through 2002 were $5.3 million, which included capitalized interest of approximately $493,000 pursuant to SFAS No. 34, "Capitalization of Interest Costs".

During the fourth quarter of fiscal year 2002, the multi-media e-Port(TM) client product and enhanced network became available for general release to the Company's customers. During this quarter, management performed an evaluation of the commercial success and preliminary market acceptance of the multi-media e-Port(TM) and enhanced network and as a result of this evaluation the Company determined that the estimated future revenues less costs to complete and dispose of the multi-media e-Port client product was zero. Therefore, the Company wrote down $2,663,000 of software development costs related to the multi-media e-Port client product. The unamortized balance of the software development costs after the impairment charge was amortized over an estimated useful life of two years and was fully amortized during the year ended June 30, 2004. Accumulated amortization was $5,326,186 at June 30, 2005 and June 30, 2004 and $4,327,526 at
June 30, 2003. Amortization expense was approximately $999,000 and $1,331,000 during the year ended June 30, 2004 and 2003, respectively. Such amortization is reflected in cost of sales in the accompanying consolidated statements of operations.

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

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

2. ACCOUNTING POLICIES (CONTINUED)

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

Effective December 31, 2003, the Kodak agreement was terminated (Note 14). As a result, the carrying value of the vending machines were further impaired and a charge of approximately $367,000 was recorded as a component of the gain on contract settlement in the June 30, 2004 Consolidated Statement of Operations to reflect these assets at their realizable value. The remaining value of these vending machines was then recorded as assets held for sale in the Consolidated Balance Sheets as of June 30, 2004. During the year ended June 30, 2005, the Company wrote off the remaining value of the vending machines that had not been sold during the year as a loss on contract settlement.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, finance receivables-current portion, other current assets, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate fair value due to their short maturities. The fair value of the Company's long-term Finance Receivables and Long-Term Debt approximates book value as such instruments are at market rates currently available to the Company. The fair value of the Senior Notes approximates the principal amount as such instruments are at market rates currently available to the Company.

CONCENTRATION OF CREDIT RISK

Financial instruments that subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts and finance receivables. The Company maintains cash and cash equivalents with various financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions, and the Company's policy is designed to limit exposure to any one institution. The Company's accounts and finance receivables are net of an allowance for uncollectible accounts. The Company does not require collateral or other security to support credit sales, but provides an allowance for uncollectible accounts based on historical experience and specifically identified risks. Accounts and finance receivables are carried at fair value and charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the Company ceases collection efforts. Approximately 36% and 39% of the Company's accounts and finance receivables at June 30, 2005 and 2004, respectively, were concentrated with two customers. Approximately 11% and 13% of the Company's revenues for the year ended June 30, 2005 and 2004, respectively, were concentrated with one customer and 35% was concentrated with two customers (12% with one customer and 23% with another customer) for the year ended June 30, 2003. The Company's customers are principally located in the United States.

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

2. ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenue from the sale of equipment is recognized on the terms of freight-on-board shipping point, or upon installation and acceptance of the equipment if installation services are purchased for the related equipment. Transaction processing revenue is recognized upon the usage of the Company's cashless payment and control network. License fees for access to the Company's devices and network services are recognized on a monthly basis. Product revenues are recognized for the sale of products from Company owned vending machines when there is purchase and acceptance of product by the vending customer. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. The Company estimates an allowance for product returns at the date of sale.

WARRANTY COSTS

The Company generally warrants its products for one to three years. Warranty costs are estimated and recorded at the time of sale based on historical warranty experience, if available.

SHIPPING AND HANDLING

Shipping and handling fees billed to our customers in connection with sales are recorded as revenue. The costs incurred for shipping and handling of our product are recorded as cost of sales.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed as incurred. Research and development expenses, which are included in general and administrative and compensation expense in the consolidated statements of operations, were approximately $1,364,000, $688,000, and $1,505,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

ACCOUNTING FOR STOCK OPTIONS

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), provides companies with a choice to follow the provisions of FAS 123 in determination of stock-based compensation expense or to continue with the provisions of APB No. 25, "Accounting for Stock Issued to Employees and Related Interpretations in Accounting for Stock-Compensation Plans" ("APB 25") and the related Financial Accounting Standards Board ("FASB") Interpretation No. 44. The Company has elected to follow the provisions of APB
25. Under APB 25, if the exercise price of the Company's stock options granted to employees and directors equals or exceeds the market price of the underlying Common Stock on the date of grant, no compensation expense is recognized. All stock options granted by the Company have been at prices equal to the market price of the Company's Common Stock on the date of grant. Under FAS 123, the fair value of stock options is estimated at the date of grant using an option pricing model such as Black-Scholes and the value determined is amortized to expense over the option vesting period.

The pro-forma disclosures required by FAS 123 have not been included for the years ended June 30, 2005 and 2004 as the fair value of the options granted were not considered to be material.

As there were no stock options granted during the year ended June 30, 2003 and all options granted through June 30, 2002 were vested as of that date, pro-forma net loss and pro-forma net loss per common share under FAS 123 for the year ended June 30, 2003 would be the same as reported by the Company under APB 25.

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

2. ACCOUNTING POLICIES (CONTINUED)

LOSS PER COMMON SHARE

Basic earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period plus the dilutive effect (unless such effect is anti-dilutive) of potential common shares (approximately 125,000,000 shares as of June 30, 2005). No exercise of stock options, purchase rights, stock purchase warrants, or the conversion of senior notes, debentures, preferred stock, or cumulative preferred dividends was assumed during the three fiscal years ended June 30, 2005 because the assumed exercise of these securities would be anti-dilutive.

RECENT ACCOUNTING PRONOUCEMENTS

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB No.20 and FAS No.3" ("FAS 154"). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. The standard also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that implementing FAS 154 should not have a material impact on its financial position and results of operations.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company believes that implementing FIN 47 should not have a material impact on its financial position and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("FAS 123(R)"), which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the alternative to account for such awards using the intrinsic method currently allowable under APB
25. FAS 123(R) will be effective for the Company for the interim reporting period beginning on July 1, 2005. The Company has not determined if FAS 123(R) will have a material impact on the Company's financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 clarifies the accounting for abnormal amounts of idle facilities, freight, handling costs and spoilage and requires these items be recognized as current period expenses. Also, FAS 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes that implementing FAS 151 should not have a material impact on its financial position and results of operations.

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

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

During fiscal year 2004, the Company sold 1,669,091 of the Jubilee shares for net proceeds of $1,471,140 and realized a gain of $603,480, with the cost of the securities calculated by the specific identification method. An unrealized gain of $3,080 and $32,249 on the remaining shares held by the Company is reflected in shareholders' equity as accumulated other comprehensive income at June 30, 2005 and 2004, respectively. The 70,000 remaining shares are recorded at their fair value of $39,467 and $68,636 at June 30, 2005 and 2004, respectively.

4. ACQUISITIONS

BAYVIEW TECHNOLOGY GROUP, LLC

On July 11, 2003, the Company acquired substantially all of the assets of Bayview. Under the terms of the asset purchase agreement, the Company issued to Bayview 20,000,000 shares of its restricted Common Stock and cash of $631,247 to settle an obligation of Bayview. The definitive agreement also provided for the Company to assume certain obligations under a royalty agreement expiring May 31, 2006. Approximately $112,000 and $169,000 of royalty expense was recorded during the year ended June 30, 2005 and 2004, respectively, in connection with this agreement. In connection with this transaction, the Company also agreed to issue 170,000 shares of its restricted Common Stock to a consultant who provided certain services to the Company in connection with this acquisition.

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


Current assets                              $      7,628
Property and equipment                           244,704
Intangible assets                              9,449,000
Goodwill                                         329,562
                                            ------------
Total assets acquired                       $ 10,030,894
                                            ============

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

4. ACQUISITIONS (CONTINUED)

BAYVIEW TECHNOLOGY GROUP, LLC (CONTINUED)

Of the $9,449,000 of Bayview acquired intangible assets, $7,424,000 was assigned to patents that are subject to amortization over a 10-year period, $1,011,000 was assigned to a non-compete agreement that is subject to amortization over a 5-year period and $1,014,000 was assigned to trademarks and trade names that are not subject to amortization.

Of the 20,000,000 shares issued to Bayview, 700,000 shares were placed into an escrow account to be issued to one owner of Bayview if certain Bayview stock options were exercised. This agreement called for these shares to be returned to the Company if the Bayview stock options were not exercised. During the three months ended September 30, 2004, the Company determined that the Bayview stock options would not be exercised and the shares previously issued into escrow would be cancelled. Therefore, the Company decreased the purchase price by $322,000 due to the return and cancellation of the 700,000 shares held in escrow. The decrease in the purchase price resulted in a reduction of goodwill and shareholders' equity of $322,000 in the three months ended September 30, 2004.

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

The acquisition was accounted for using the purchase method and, accordingly, the results of the operations of Stitch have been included in the accompanying consolidated statements of operations since the acquisition date. The purchase price consisted of the issuance of 22,762,341 shares of the Company's Common Stock in exchange for the outstanding shares of Stitch, and the issuance of warrants to purchase up to 7,587,447 shares of the Company's Common Stock at $.40 per share at any time through June 30, 2002. The purchase price also included the assumption of outstanding Stitch stock options that were converted into options to purchase an aggregate of 2,475,318 shares of the Company's Common Stock at $.165 per share at any time prior to May 14, 2007, warrants to purchase up to 412,553 shares of the Company's Common Stock at $.40 per share at any time through June 30, 2002 and other acquisition related expenses. None of the warrants issued in connection with the acquisition were exercised. A total of 4,800,000 shares of the Common Stock issued to the former stockholders of Stitch were held in escrow to secure the former stockholder's indemnification obligations under the Agreement and Plan of Merger. Such shares are subject to cancellation if there is a breach of the indemnification (as defined). The value of the marketable equity securities issued in connection with this acquisition was determined based on the average market price of the Company's Common Stock over a two-day period before and after April 10, 2002, the date the definitive agreement to acquire Stitch was entered into. Such valuation was in accordance with EITF 99-12: "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination".

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

4. ACQUISITIONS (CONTINUED)

STITCH NETWORKS CORPORATION (CONTINUED)

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
                                             -----------
                                             $ 9,746,000
                                             ===========

In connection with the acquisition, the Company determined that it would vacate office space previously occupied by Stitch. Accordingly, in connection with this acquisition, the Company accrued the remaining lease exit costs relating to the lease in the amount of approximately $354,000 as part of the cost of purchasing Stitch. In November 2003, Stitch and the lessor of the office space reached an agreement that required Stitch to pay the lessor $55,000 as consideration to release Stitch from any further obligations under the lease. In addition, a security deposit of approximately $9,000 was retained by the lessor. Accordingly, the difference between estimated lease exit costs recorded in conjunction with the acquisition and actual consideration paid was recorded as a reduction of goodwill in the amount of $290,000 during the year ended June 30, 2004.

INTANGIBLE ASSETS

Amortization expense relating to all acquired intangible assets was $1,236,600, $1,208,668, and $292,000 during the years ended June 30, 2005, 2004 and 2003, respectively. The intangible asset balance and related accumulated amortization consisted of the following:

                                            JUNE 30, 2005
                        -----------------------------------------------------
                         GROSS CARRYING        ACCUMULATED       NET CARRYING
                             AMOUNT           AMORTIZATION           VALUE
                        -----------------------------------------------------
Intangible assets:
  Trademarks              $ 2,064,000         $  (328,125)       $  1,735,875
  Patents                   9,294,000          (2,047,222)          7,246,778
  Non-Compete agreement     1,011,000            (398,421)            612,579
                        -----------------------------------------------------
    Total                 $12,369,000         $(2,773,768)       $  9,595,232
                        =====================================================

                                            JUNE 30, 2004
                        -----------------------------------------------------
                         GROSS CARRYING        ACCUMULATED       NET CARRYING
                             AMOUNT           AMORTIZATION           VALUE
                        -----------------------------------------------------
Intangible assets:
  Trademarks              $ 2,064,000        $  (223,125)       $  1,840,875
  Patents                   9,294,000         (1,117,822)          8,176,178
  Non-Compete agreement     1,011,000           (196,221)            814,779
                        -----------------------------------------------------
    Total                 $12,369,000        $(1,537,168)       $ 10,831,832
                        =====================================================

At June 30, 2005 and 2004, the expected amortization of the intangible assets is as follows: $1,200,000 per year in fiscal year 2006 through fiscal year 2008, $1,000,000 per year in fiscal year 2009 through fiscal year 2012, $740,000 in fiscal year 2013 and $22,000 in fiscal year 2014. The weighted average useful life of these intangible assets is 9.55 years at June 30, 2005 and 2004.

5. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:


                                   USEFUL                    JUNE 30
                                   LIVES                2005         2004
                                   --------          -----------------------
Computer equipment and
  purchased software               3 years           $2,536,990   $2,206,759
Vending machines and
  related components               7 years                4,427        4,427
Control systems                    3 years              479,530      479,530
Furniture and equipment          5-7 years              816,537      745,341
Leasehold improvements          Lease term               74,576       59,575
Vehicles                           5 years               29,066           --
                                                     -----------------------
                                                      3,941,126    3,495,632
Less accumulated depreciation                        (3,256,199)  (2,892,679)
                                                     -----------------------
                                                     $  684,927   $  602,953
                                                     =======================

Assets under capital lease totaled approximately $6,000, $113,000, and $180,000 as of June 30, 2005, 2004 and 2003, respectively. Capital lease amortization of approximately $2,000, $20,000, and $46,000, is included in depreciation expense for the years ended June 30, 2005, 2004 and 2003.

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

6. ACCRUED EXPENSES

Accrued expenses consist of the following:
                                                             JUNE 30
                                                         2005         2004
                                                     -----------------------
Accrued compensation and related sales commissions   $  404,485   $  444,302
Accrued interest                                        445,495      376,350
Accrued professional fees                               151,220      192,633
Accrued taxes and filing fees                            97,860      108,362
Accrued consulting fees                                 122,500      104,438
Accrued rent                                                 --       66,662
Advanced customer billings                               65,385       58,811
Accrued other                                           192,407      217,810
                                                     -----------------------
                                                     $1,479,352   $1,569,368
                                                     =======================

7. RELATED PARTY TRANSACTIONS

During the years ended June 30, 2005, 2004, and 2003, the Company incurred approximately $284,000, $391,000, and $305,000, respectively, in connection with legal services provided by a member of the Company's Board of Directors. At June 30, 2005 and 2004, approximately $25,000 and $32,000, respectively, of the Company's accounts payable and accrued expenses were due to this Board member. During the year ended June 30, 2005, the Company incurred approximately $72,600 in connection with consulting services provided by another member of the Company's Board of Directors. At June 30, 2005, approximately $72,600 of the Company's accrued expenses were due to this Board member. During the years ended June 30, 2005, 2004 and 2003, certain Board members and executives participated in various debt or equity offerings of the Company for total investments of approximately $244,642, $266,250, and $661,500, respectively.

8. LONG-TERM DEBT

Long-term debt consists of the following:
                                                              JUNE 30
                                                         2005         2004
                                                     -----------------------
Bank facility                                        $       --   $  170,987
Working capital loans                                        --       46,765
Software licensing and other                            186,768       28,881
Capital lease obligations                                 1,057        6,549
                                                     -----------------------
                                                        187,825      253,182
Less current portion                                    100,646      240,764
                                                     -----------------------
                                                     $   87,179   $   12,418
                                                     =======================

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

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

8. LONG-TERM DEBT (CONTINUED)

The Company also assumed working capital loans in connection with of the Stitch acquisition. These loans were collaterized by certain assets of Stitch and had an interest rate of 6.75% per annum. The working capital loans were payable on July 8, 2002, however, during fiscal year 2003, the bank extended the due date on these loans on several occasions under forbearance agreements. On November 6, 2003, the Company reached an agreement with the bank to repay these loans in monthly installments through October 2004. The Company repaid these loans during fiscal year 2005.

During fiscal year 2005, the Company entered into a loan agreement in connection with software licensing for approximately $170,000, due in eight equal quarterly payments of $21,229 through March 2007 at an interest rate of 5.32%.

9. INCOME TAXES

At June 30, 2005 and 2004, the Company had net operating loss carryforwards of approximately $98,428,000 and $84,097,000, respectively, to offset future taxable income expiring through approximately 2025. In addition, the Company had a capital loss carryforward of approximately $1,264,000 as of June 30, 2005 and 2004 that expires in 2009. At June 30, 2005 and 2004, the Company recorded a net deferred tax asset of approximately $39,143,000 and $34,365,000, respectively, which was reduced by a valuation allowance of the same amount as the realization of the deferred tax asset is not likely, principally due to the lack of earnings history.

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

The deferred tax assets arose primarily from the use of different accounting methods for financial statement and income tax reporting purposes as follows:


                                                        JUNE 30
                                                  2005           2004
                                            ------------------------------
Deferred tax assets:
Net operating loss and capital loss
  carryforwards                             $ 37,508,000      $ 32,447,000
Deferred research and development costs          373,000           548,000
Software development costs                     1,297,000         1,513,000
Other                                            780,000           790,000
                                            ------------------------------
                                              39,958,000        35,298,000
Deferred tax liabilities:
Intangibles                                     (815,000)         (933,000)
                                            ------------------------------
                                              39,143,000        34,365,000
Valuation allowance                          (39,143,000)      (34,365,000)
                                            ------------------------------
Deferred tax assets, net                    $         --      $         --
                                            ==============================

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

10. SENIOR NOTES

The Company has issued six series of Senior Notes each with an annual interest rate of 12% and are convertible into shares of the Company's Common Stock for which there were outstanding obligations during the years ended June 30, 2005 and 2004. These Senior Notes were scheduled to mature on December 31, 2004 ("2004 Senior Notes"), December 31, 2005 ("2005 Senior Notes"), December 31, 2006 ("2006 Senior Notes"), December 31, 2007 ("2007 Senior Notes"), December 31, 2008 ("2008 Senior Notes"), and December 31, 2009 ("2009 Senior Notes"). The Company has also issued two series of Senior Notes each with an annual interest rate of 10% and are convertible into shares of the Company's Common Stock for which there were outstanding obligations during the year ended June 30, 2005. These Senior Notes were scheduled to mature on June 30, 2007 ("2004-B Senior Notes") and December 31, 2010 ("2010 Senior Notes").

The 2004 Senior Notes were issued pursuant to a private placement offering authorized during the year ended June 30, 2002. The 2004 Senior Notes are convertible into shares of Common Stock at $.40 per share at any time through December 31, 2004. Certain shareholders of the Company who held warrants to purchase shares of Common Stock exercisable at $.50 per share were offered the opportunity to cancel those warrants and receive an equivalent number of new warrants exercisable at $.10 per share if they invested in the 2004 Senior Note offering. The fair value of the new warrants issued and the intrinsic value of the beneficial conversion feature associated with the 2004 Senior Notes created debt discount that was allocated to equity and is being amortized to interest expense through December 31, 2004. During January 2005, the Company repaid $131,152 of these Senior Notes and agreed with the holders of the remaining $320,000 of these notes to extend the maturity date to March 31, 2005. In exchange for extending the maturity date, the Company authorized a reduction of the conversion price to $0.10 resulting in the recording of $32,000 as debt discount related to the intrinsic value of this beneficial conversion feature, which was amortized through March 31, 2005. The maturity date was further extended to June 30, 2006 in April 2005, with no other terms being modified.

The 2005 Senior Notes were issued pursuant to a private placement offering authorized during the year ended June 30, 2002 that included the issuance of 20,000 shares of Common Stock for each $10,000 of face amount of notes issued. The 2005 Senior Notes are convertible into shares of Common Stock at $.20 per share at any time through December 31, 2005. The fair value of the Common Stock issued and the intrinsic value of beneficial conversion feature associated with the 2005 Senior Notes created debt discount that was allocated to equity and is being amortized to interest expense through December 31, 2005. During the years ended June 30, 2005, 2004 and 2003, $21,000, $514,359 and $489,608,
respectively, of the 2005 Senior Notes were converted into 105,000, 2,571,797 and 2,448,215 shares of Common Stock, respectively.

In March 2003, the Company granted to the holders of Senior Notes due December 31, 2003 ("2003 Senior Notes") and the 2004 Senior Notes the right to extend the maturity date of these Senior Notes to December 31, 2006 and December 31, 2007, respectively, in exchange for reducing the conversion rates from $1.25 to $0.20 per share for the 2003 Senior Notes and from $0.40 to $0.20 per share for the 2004 Senior Notes. This offer expired on December 31, 2003. During the years ended June 30, 2004 and 2003, Senior Note holders agreed to exchange an aggregate of $2,303,953 and $6,911,397, respectively, of 2003 Senior Notes and 2004 Senior Notes for new notes maturing in 2006 and 2007. The exchange of the 2003 Senior Notes and 2004 Senior Notes to the 2006 Senior Notes and 2007 Senior Notes was deemed a significant modification of the terms of the Senior Notes and, accordingly, the exchanged 2003 Senior Notes and 2004 Senior Notes have been extinguished. The unamortized debt discount and other issuance costs remaining on the 2003 Senior Notes and 2004 Senior Notes exchanged and extinguished were expensed ($318,915 and $1,521,654 for the years ended June 30, 2004 and 2003, respectively) and have been reported as a loss on debt modification in the Consolidated Statements of Operations. Included in the loss on debt modification for the year ended June 30, 2004 is $277,279 that occurred during the three months ended September 30, 2003. During fiscal year 2003 and 2004, the Company's share price was often greater than the conversion price at times when Senior Note holders exchanged their 2003 and 2004 Senior Notes for 2006 and 2007 Senior Notes. The intrinsic value of this beneficial conversion feature created debt discount that was allocated to equity and is being amortized to interest expense through December 31, 2006 and 2007, respectively. During the year ended June 30, 2004, $1,478,000 of the 2006 Senior Notes were converted into 7,390,000 shares of Common Stock, respectively. During the years ended June 30, 2005 and 2004, $34,381 and $848,619, respectively, of the 2007
Senior Notes were converted into 171,907 and 4,243,097 shares of Common Stock, respectively.

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

10. SENIOR NOTES (CONTINUED)

On November 3, 2004, the Company authorized the issuance of up to $2,500,000 of Senior Notes convertible into shares of Common Stock at $0.10 per share and maturing on June 30, 2007 (the "2004-B Senior Notes"). Interest is payable quarterly at a rate of 10% per annum. Participation in the Senior Note offering was offered to the holders of certain warrants issued in conjunction with the payment of interest on Senior Notes (see "Additional Interest Warrants" in Note
13), holders of the warrants issued in conjunction with the 2004-A Private Placement Offering, and to an accredited investor and current warrant holder. Due to the limited number of authorized shares available for issuance, the terms of the offering provided that all of such warrant holder's warrants would be cancelled if they participated in the offering. Through the last day of the offering, the Company received $1,550,789 in gross proceeds from sales of the 2004-B Senior Notes and 5,637,083 shares underlying the warrants were cancelled. As the Company's share price on the day of issuance of each of these Senior Notes was greater than the conversion price of $0.10, the Company recorded the intrinsic value of this beneficial conversion feature totaling $518,645 as additional debt discount, which is being amortized to interest expense through the maturity date of these Senior Notes. During the years ended June 30, 2005, $460,827 of the 2004-B Senior Notes were converted into 4,608,266 shares of Common Stock.

On February 23, 2005, the Company authorized the issuance of up to $1,755,000 of Senior Notes, due April 30, 2005 to accredited investors (the "2005-B Senior Notes") with interest payable at a rate of 10% per annum. In connection with this offering, the Company paid a due diligence fee of $27,000 to an accredited investor. The Company received $1,755,000 in gross proceeds from the 2005-B Senior Note offering. On March 22, 2005, the Company authorized an offer whereby the holders of the 2005-B Senior Notes had the right through April 30, 2005 to exchange their 2005-B Senior Notes for Senior Notes convertible into shares of Common Stock at $.10 per share maturing on December 31, 2010 ("2010 Senior Notes"). Interest on the 2010 Senior Notes is payable quarterly at 10% per annum. During March 2005, all of the 2005-B Senior Notes were exchanged for 2010 Senior Notes. As the Company's share price on the day of issuance of each of these Senior Notes was greater than the conversion price of $0.10, the Company recorded the intrinsic value of this beneficial conversion feature totaling $1,394,200 as additional debt discount, which is being amortized to interest expense through the maturity date of these Senior Notes. During the years ended June 30, 2005, $415,000 of the 2010 Senior Notes were converted into 4,150,000 shares of Common Stock.

On March 22, 2005, the Company authorized an offer to the holders of the Senior Notes whereby those holders may elect to extend the maturity date of their Senior Notes (the "Senior Note Extension Offer"). Holders of 2005 Senior Notes may extend their maturity to December 31, 2008 and holders of 2006 Senior Notes may elect to extend their maturity to December 31, 2009. Principal on these Senior Notes extended will not be prepaid prior to April 1, 2006. During the year ended June 30, 2005, these Senior Note holders agreed to exchange an aggregate of $1,920,651 and $1,520,000, respectively, of 2005 Senior Notes and 2006 Senior Notes for new notes maturing in 2008 and 2009. The exchange of the 2005 Senior Notes and 2006 Senior Notes to the 2008 Senior Notes and 2009 Senior Notes was not deemed a significant modification of the terms of the Senior Notes and, accordingly, the unamortized debt discount and other issuance costs remaining on the 2005 Senior Notes and 2006 Senior Notes exchanged will be amortized to interest expense through the maturity date of the new notes.

During the year ended June 30, 2003 and through December 31, 2003, the holders of the Senior Notes had the right to purchase shares of the Company's Common Stock at $0.20 per share using quarterly interest payments that were due in lieu of a cash payment of the interest. Additionally, for each share purchased, the note holder was entitled to receive a warrant to purchase one share of the Company's Common Stock at $0.20 per share exercisable at any time through June 30, 2004 (extended to August 30, 2004). For the years ended June 30, 2004, and 2003, 1,061,284 and 2,315,000 shares of Common Stock, respectively, were issued for payment of interest due of $212,238 and $448,647, respectively. The fair value of the warrants issued and the beneficial conversion feature related to the $0.20 per share rate used to convert the interest to shares of Common Stock totaled $266,258 and $411,603 for the years ended June 30, 2004 and 2003, respectively, and have been recorded as additional interest expense. There were no shares of Common Stock issued for payment of interest on the Senior Notes during the year ended June 30, 2005.

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

10. SENIOR NOTES (CONTINUED)

The Company executed a Securities Purchase Agreement, during the year ended June 30, 2002, with an investment company for the purchase of $325,000 (as amended) of a 9.75% Convertible Debenture (the Debenture) due August 2004. Interest on the Debenture was payable monthly in arrears and the Debenture was convertible, in whole or in part, at a price equal to the lesser of $1.00 or 72% (80% prior to June 18, 2002) of the lowest closing bid price of the Company's Common Stock during the 20 day period prior to the conversion. At the various times of conversion, the Company issued to the Debenture holder warrants to purchase an amount of Common Stock equal to ten times the number of shares issued upon the conversion of the Debenture. The warrants were exercisable at the same conversion price as the Debenture. Due to the significance of the beneficial conversion features associated with this instrument, the entire $325,000 of proceeds was allocated to the warrants and was allocated to equity. During the year ended June 30, 2003, the investment company converted $243,000 of the Debenture, resulting in the issuance of 2,467,225 shares of Common Stock. The investment company also exercised warrants resulting in the issuance of 17,465,469 and 7,206,893 shares of Common Stock and generating net cash proceeds of $1,591,296 and $630,000 during the years ended June 30, 2004 and 2003.

A summary of the activity for the Senior Notes for the years ended June 30, 2005 and 2004 follows:

                                                           Senior Notes Maturing December 31,
                             -------------------------------------------------------------------------------------------------------
                                2003         2004          2005         2006        2007         2008         2009         2010
                            (2003 Senior  (2004 Senior (2005 Senior (2006 Senior (2007 Senior (2008 Senior (2009 Senior (2010 Senior
                                Notes)        Notes)       Notes)       Notes)       Notes)       Notes)      Notes)       Notes)
                             -------------------------------------------------------------------------------------------------------
 Face amount of Senior Notes
 Balance, June 30, 2003      $ 1,486,000  $ 1,279,105  $ 3,526,150  $ 3,215,500  $ 3,040,063  $      --   $      --   $      --
 Repayment                       (10,000)        --           --           --           --           --          --          --
 2003 and 2004 Senior Notes
 exchanged for 2006 and 2007
 Senior Notes                 (1,476,000)    (827,953)        --      1,476,000      827,953         --          --          --
 Conversions to Common Stock        --           --       (514,359)  (1,478,000)    (848,619)        --          --          --
                             -------------------------------------------------------------------------------------------------------

 Balance, June 30, 2004             --        451,152    3,011,791    3,213,500    3,019,397         --          --          --

 Issued for cash                    --           --           --           --           --           --          --          --
 Repayment                          --       (131,152)     (12,735)        --           --           --          --          --
 2004 Senior Notes exchanged
  for June 30, 2006 Senior
  Notes                             --       (320,000)        --           --           --           --          --          --
 2005 and 2006 Senior Notes
  exchanged for 2008 and 2009
  Senior Notes                      --           --     (1,920,651)  (1,520,000)        --      1,920,651   1,520,000        --
 2005-B Senior Notes issued
  for cash and subsequently
  exchanged for 2010 Senior
  Notes                             --           --           --           --           --           --          --     1,755,000
 Conversions to Common Stock        --           --        (21,000)        --        (34,381)        --          --      (415,000)
                             -------------------------------------------------------------------------------------------------------
 Balance, June 30, 2005      $      --    $      --    $ 1,057,405  $ 1,693,500  $ 2,985,016  $ 1,920,651 $ 1,520,000 $ 1,340,000
                             =======================================================================================================


                                   Senior Notes Maturing
                                          June 30,
                                ---------------------------
                                    2006         2007
                                            (2004-B Senior
                                                Notes)
                                ---------------------------

Face amount of Senior Notes
Balance, June 30, 2004          $       --    $         --

 Issued for cash                        --       1,550,790
 2004 Senior Notes exchanged
  for June 30, 2006 Senior
  Notes                            320,000              --
Conversions to Common Stock             --        (460,827)
                                --------------------------

 Balance, June 30, 2005         $  320,000    $  1,089,962
                                ==========================

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

10. SENIOR NOTES (CONTINUED)


                                                   Senior Notes Maturing December 31,
                            --------------------------------------------------------------------------------------------------------
                                2003         2004          2005         2006        2007         2008         2009         2010
                            (2003 Senior  (2004 Senior (2005 Senior (2006 Senior (2007 Senior (2008 Senior (2009 Senior (2010 Senior
                                Notes)        Notes)       Notes)       Notes)       Notes)       Notes)      Notes)       Notes)
                            --------------------------------------------------------------------------------------------------------
Debt discount and other
  issuance costs
  Unamortized costs at
   June 30, 2002            $  (750,295) $(2,928,567)  $ (323,988) $        --  $        --  $        --  $        --  $        --
  Debt discount (created)
   reduced for (issuances)
   rescissions                       (2)     169,365   (2,933,392)  (1,287,749)    (621,459)          --           --           --
  Amortization and
   write-off of unamortized
   costs upon conversions
   to Common Stock              448,934    1,004,748    1,104,157      183,580       24,607           --           --           --
  Loss on modification
   for exchanges of 2003
   and 2004 Senior Notes
   for 2006 and 2007 Senior
   Notes                        221,130    1,300,524           --           --           --           --           --           --
                            --------------------------------------------------------------------------------------------------------

  Unamortized costs at
   June 30, 2003                (80,233)    (453,930)  (2,153,223)  (1,104,169)    (596,852)          --           --           --
  Debt discount from
   issuances                         --           --           --   (1,155,475)    (825,532)          --           --           --
  Amortization and
   write-off of unamortized
   costs upon conversions
   to Common Stock               32,803      133,180    1,052,231    1,329,255      827,064           --           --           --
  Loss on modification
   for exchanges of
   2003 and 2004 Senior
   Notes for 2006 and
   2007 Senior Notes             47,430      271,485           --           --           --           --           --           --
                            --------------------------------------------------------------------------------------------------------

  Unamortized costs at
   June 30, 2004                     --      (49,265)  (1,100,992)    (930,389)    (595,320)          --           --           --

  Debt discount from
   issuance                          --           --      358,659      308,052           --     (358,659)    (308,052)  (1,394,200)
  Amortization and
   write off of unamortized
   costs upon conversions
   to Common Stock                   --       49,265      617,089      328,148      174,933       23,911       16,213      376,778
                            --------------------------------------------------------------------------------------------------------
  Unamortized costs at
    June 30, 2005           $        --  $        --  $  (125,244) $  (294,189) $  (420,387) $  (334,748) $  (291,839) $(1,017,422)
                            ========================================================================================================

Senior Notes reflected
  in the Consolidated
  Balance Sheet:
  June 30, 2004
    Face amount             $        --  $   451,152  $ 3,011,791  $ 3,213,500  $ 3,019,397  $        --  $        --  $        --
    Unamortized costs                --      (49,265)  (1,100,992)    (930,389)    (595,320)          --           --           --
                            --------------------------------------------------------------------------------------------------------
                            $        --  $   401,887  $ 1,910,799  $ 2,283,111  $ 2,424,077  $        --  $        --  $        --
                            ========================================================================================================
  June 30, 2005
    Face amount             $        --  $        --  $ 1,057,405  $ 1,693,500  $ 2,985,016  $ 1,920,651  $ 1,520,000  $ 1,340,000
    Unamortized costs                --           --     (125,244)    (294,189)    (420,387)    (334,748)    (291,839)  (1,017,422)
                            --------------------------------------------------------------------------------------------------------

                            $        --  $        --  $   932,161  $ 1,399,311  $ 2,564,629  $ 1,585,903  $ 1,228,161  $   322,578
                            ========================================================================================================


                                       Senior Notes Maturing
                                              June 30,
                                    --------------------------
                                        2006         2007
                                                (2004-B Senior
                                                    Notes)
                                    --------------------------
Debt discount and other
  issuance costs
  Unamortized costs at
   June 30, 2004                    $       --    $       --
  Debt discount from issuance               --      (518,645)
  Amortization and write off
   of unamortized costs upon
   conversions to Common
   Stock                                    --       225,415
                                    ---------------------------
  Unamortized costs at
    June 30, 2005                   $       --    $ (293,230)
                                    ===========================
Senior Notes reflected in the
Consolidated Balance Sheet:
  June 30, 2005
    Face amount                     $   320,000   $ 1,089,962
    Unamortized costs                        --   $  (293,230)
                                    ---------------------------
                                    $   320,000   $   796,732
                                    ===========================

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

10. SENIOR NOTES (CONTINUED)

Aggregate maturities of Senior Notes as of June 30, 2005 are as follows:

              2006                               $ 1,377,405
              2007                                 2,783,462
              2008                                 2,985,016
              2009                                 1,920,651
              2010                                 1,520,000
              2011                                 1,340,000
                                                  ----------
                                                 $11,926,534
              Less discount                        2,777,059
                                                  ----------
                                                 $ 9,149,475
                                                  ==========

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

Cumulative unpaid dividends at June 30, 2005 and 2004 amounted to $7,461,293 and $6,677,180, respectively. Cumulative unpaid dividends are convertible into common shares at $10.00 per common share at the option of the shareholder. During the years ended June 30, 2004 and 2003, certain holders of the Preferred Stock converted 1,750 and 4,790 shares, respectively, into 1,750 and 4,790 shares of Common Stock, respectively. Certain of these shareholders also converted cumulative preferred dividends of $22,440 and $56,050, respectively, into 2,244 and 5,605 shares of Common Stock during the years ended June 30, 2004 and 2003, respectively. There were no conversions of preferred stock or cumulative preferred dividends during the year ended June 30, 2005. The Series A Preferred Stock may be called for redemption at the option of the Board of Directors at any time on and after January 1, 1998 for a price of $11.00 per share plus payment of all accrued and unpaid dividends. No such redemption has occurred as of June 30, 2004 or June 30, 2005. In the event of any liquidation, the holders of shares of Series A Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders.

12. COMMON STOCK

The Company's Board of Directors has authorized various Common Stock private placement offerings. Activity for these offerings during the years ended June 30, 2005, 2004 and 2003 is as follows:

o On March 22, 2005, the Company authorized the issuance of up to 23,333,334 shares of Common Stock at $.15 per share to accredited investors through April 15, 2005 (the "2005-D Private Placement Offering"). For shares purchased under the offering, the investors also received warrants to purchase an equal number of shares of Common Stock exercisable at $.15 per share at any time prior to December 31, 2005. The Company issued 23,333,333 shares of Common Stock and 23,333,333 Common Stock warrants under the 2005-D Private Placement Offering, for total gross proceeds of $3,500,000. Included in this amount are subscriptions receivable of $35,723 and $233,850 at June 30, 2005, of which $35,723 was received in July 2005. No warrants have been exercised as of June 30, 2005. The Company incurred $73,103 of stock issuance costs in connection with the 2005-D Private Placement Offering.

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


12. COMMON STOCK (CONTINUED)

o A Common Stock purchase agreement with an accredited investor was initially executed in June 2004 and then replaced in August 2004 with a new agreement (the "Common Stock Agreement"). Pursuant to the Common Stock Agreement, the investor agreed to purchase shares of the Company's Common Stock, provided that the aggregate purchase price did not exceed $7,500,000. Under the Common Stock Agreement, the Company had the right at any time to require the investor to purchase Common Stock from the Company at the lower of: (i) $0.30 per share; or
(ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to the investor of notice of his obligation to purchase. The Company could require the investor to purchase shares under the Common Stock Agreement only if the shares had been registered by the Company for resale under the Act. Additionally, the shares were only available for purchase for a period of one year from the date the shares were registered under the Act. During any calendar month, the investor could not be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $700,000. The Company registered 35,000,000 shares that were effective August 13, 2004. The Company agreed to pay the investor a due diligence fee of $45,000 in connection with this transaction. During the year ended June 30, 2005, the Company issued 34,950,470 shares of Common Stock under the Common Stock Agreement for total gross proceeds of $3,560,620. In addition to the due diligence fee, the Company incurred $152,624 of other stock issuance costs in connection with the Common Stock Agreement during the year ended June 30, 2005.

On April 4, 2005, the Company and the same investor entered into a new Common Stock Purchase Agreement ("2005 Common Stock Agreement") that terminates August 11, 2007. Pursuant to the 2005 Common Stock Agreement, the investor agreed to purchase shares of the Company's Common Stock, provided that the aggregate purchase price does not exceed $10,000,000. Under the 2005 Common Stock Agreement, the Company has the right at any time to require the investor to purchase Common Stock from the Company at the lower of: (i) $0.30 per share; or
(ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to the investor of notice of his obligation to purchase. During any calendar month, the investor cannot be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $800,000. The Company can require the investor to purchase shares under the Common Stock Agreement only if the shares have been registered by the Company for resale under the Act. Although the Company filed a registration statement related to this agreement that included 20,500,000 shares of Common Stock and was effective May 13, 2005, the Company has the right in the future, if necessary, to register additional shares in order to ensure that a sufficient number of shares are available for purchase by the investor. The Company issued 500,000 shares of Common Stock ($90,000) to the investor as a due diligence/commitment fee in connection with this agreement. In addition to the due diligence fee, the Company incurred $48,542 of other stock issuance costs in connection with the 2005 Common Stock Agreement during the year ended June 30, 2005. During the year ended June 30, 2005, the Company issued 3,000,000 shares of Common Stock under the 2005 Common Stock Agreement for total gross proceeds of $420,000.

o The 2004-A Private Placement Offering was authorized during fiscal year 2004 for the issuance of common stock at $0.15 per share. During the year ended June 30, 2004, there were 28,290,833 shares issued generating net proceeds of $4,207,080. Included in this amount are subscriptions receivable of $300,000 at June 30, 2004, which were collected by the Company during July 2004. Participants in the offering were granted one warrant to purchase shares of Common Stock for every two shares of Common Stock purchased and were exercisable at $0.20 per share through December 31, 2004.

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

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


12. COMMON STOCK (CONTINUED)

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

During the year ended June 30, 2005, warrants were exercised to purchase 10,994,244 shares of Common Stock at a share price of $0.10, generating net proceeds of $1,094,658. During the year ended June 30, 2004, warrants and stock options were exercised to purchase 32,179,321 shares of Common Stock at share prices ranging from $0.07 to $0.20, generating proceeds of $2,800,472. During the year ended June 30, 2003, warrants were exercised to purchase 17,686,489 shares of Common Stock at $0.10 per share, generating proceeds of $1,768,651.

In July 2003, the Company and the Company's Chief Executive Officer ("CEO") amended the terms of his Executive Employment Agreement (expiring June 2005). Under the terms of the previous Executive Employment Agreement, the CEO would have been granted seven percent (non-dilutive) of all the then issued and outstanding shares of the Company's Common Stock in the event a "USA Transaction" (as defined) occurs, which among other events includes a change in control of the Company. The amended terms of the Executive Employment Agreement, eliminates the seven percent (non-dilutive) right to receive Common Stock upon a "USA Transaction" and granted the CEO an aggregate of 14,000,000 shares of Common Stock (subject to adjustment for stock splits or combinations) in the event a "USA Transaction" occurs. In exchange for the amendment of these terms, the Company issued the CEO 10,500,000 shares of its Common Stock valued at $4,620,000 or $0.44 per share representing the quoted market price of the Company's Common Stock on the date the amendment was entered into and the shares were granted. In connection with this amendment, the CEO also entered into a lock-up agreement pursuant to which he cannot sell 2,500,000 of these shares for a one-year period and 8,000,000 of these shares for a two-year period. The CEO is not required to pay any additional consideration for these shares of Common Stock. At the time of a "USA Transaction", all of the 14,000,000 shares are automatically deemed to be issued and outstanding, and will be entitled to be treated as any other issued and outstanding shares of Common Stock. These shares are irrevocable and fully vested, have no expiration date, and are not affected by the termination of the CEO for any reason whatsoever.

In addition to the shares issued to the CEO, there were 800,580, 920,727, and 3,895,052 shares of Common Stock issued to certain employees and officers for services and for professional services during the years ended June 30, 2005, 2004, and 2003, respectively. The value of these shares was based upon the fair value of the Company's Common Stock on the dates the shares were granted and totaled $107,670, $237,040, and $847,742 for the years ended June 30, 2005,
2004, and 2003 respectively. The value of these warrants and options was based upon their fair value on dates they were granted and totaled $181,000.

During the year ended June 30, 2004, 500,000 shares of Common Stock were issued to an accredited investor as settlement resulting from a non-registration event as defined under the subscription agreement dated November 4, 2002.

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


12. COMMON STOCK (CONTINUED)

As of June 30, 2005, the Company has reserved shares of Common Stock for future issuance for the following:

Exercise of Common Stock Options                              2,009,972
Exercise of Common Stock Warrants                            32,132,019
Conversions of Preferred Stock and cumulative
  Preferred Stock dividends                                   1,268,871
Conversions of Senior Notes                                  73,382,480
Issuance under 2005 Common Stock Agreement                   16,500,000
Issuance under 2004-B Stock Compensation Plan                   108,693
                                                            -----------
Total shares reserved for future issuance                   125,402,035
                                                            ===========

13. COMMON STOCK WARRANTS AND OPTIONS

Common Stock Warrant activity for the years ended June 30, 2005, 2004 and 2003 was as follows:


                                                      WARRANTS
                                                    -----------
Outstanding at June 30, 2002                          6,839,820
    Issued                                           76,286,145
    Exercised                                       (18,894,241)
    Cancelled                                        (2,104,000)
                                                    -----------
Outstanding at June 30, 2003                         62,127,724
    Issued                                           18,873,932
    Exercised                                       (32,060,459)
    Cancelled                                       (15,484,006)
                                                    -----------
Outstanding at June 30, 2004                         33,457,191
    Issued                                           23,333,333
    Exercised                                       (10,994,244)
    Cancelled                                       (13,664,261)
                                                    -----------
Outstanding at June 30, 2005                         32,132,019
                                                    ===========

All Common Stock warrants outstanding as of June 30, 2005 were exercisable. The following table shows exercise prices and expiration dates for warrants outstanding as of June 30, 2005:

    WARRANTS           EXERCISE PRICE
  OUTSTANDING            PER SHARE               EXPIRATION DATE
-------------------------------------------------------------------
  23,333,333               $0.15                 December 31, 2005
      75,000               $1.25                 June 30, 2006
   7,142,858               $0.07                 October 26, 2007
   1,200,000               $0.91                 August 29, 2010
     377,927               $1.00                 April 24, 2011
       2,901               $1.03                 April 30, 2011
  ----------
  32,132,019
  ==========

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


13. COMMON STOCK WARRANTS AND OPTIONS (CONTINUED)

In conjunction with the 2005-D Private Placement Offering (Note 12), the Company issued warrants to purchase 23,333,333 shares of Common Stock and are exercisable at $.15 per share at any time prior to December 31, 2005. Prior to June 30, 2004, the Company issued warrants to purchase approximately 3,700,000 shares of Common Stock to holders of the Senior Notes who elected to receive quarterly interest on their Notes in shares of Common Stock, in lieu of a cash payment of interest ("Original Interest Warrants"). These warrants were exercisable at $0.20 per share through August 30, 2004. In June 2004, the Company issued additional warrants to the Senior Note holders who elected to receive interest in shares of Common Stock ("Additional Interest Warrants"). One additional warrant was issued for each warrant previously issued with an exercise price of $0.20 per share through December 31, 2004.

The Company reduced the exercise price of the Original Interest Warrants to $0.15 per share and extended their expiration through October 29, 2004. In addition, for each Original Interest Warrant exercised through October 4, 2004, the expiration date of one Additional Interest Warrant was extended to June 30, 2005 from December 31, 2004, and the exercise price was reduced to $0.15 per share through June 30, 2005. The Company also reduced the exercise price of the Additional Interest Warrants to $0.15 per share through November 30, 2004 and then retroactively to $0.10 per share through December 31, 2004. Investors who had previously exercised Original Interest Warrants and Additional Interest Warrants at $0.15 per share were refunded the equivalent of $0.05 per share in recognition of the reduction of the exercise price to $0.10 per share that occurred after the warrants were exercised. Such refunds amounted to $40,971. During the year ended June 30, 2005, Original Interest Warrants and Additional Interest Warrants were exercised to purchase 807,494 shares of Common Stock. Such exercises generated net proceeds of approximately $75,000, after considering the above-mentioned refund.

As of October 25, 2004, the Company reduced the exercise price of the Common Stock warrants issued as part of the 2004-A Private Placement Offering to $0.10 per share, from $0.20 per share, through November 30, 2004. On December 13, 2004, the exercise price of $0.10 per share was retroactively extended to December 31, 2004. During the year ended June 30, 2005, the Company received $765,833 upon the exercise of 7,658,334 of these warrants at an exercise price of $0.10 per share.

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

In April 2004, the Company's Board of Directors established and authorized the 2004-A Stock Compensation Plan for use in compensating employees, directors and consultants through the issuance of shares of Common Stock of the Company. There were 500,000 shares authorized under the 2004-A Plan. As of June 30, 2005 and 2004, there were 500,000 and 500,000 shares, respectively, issued under the 2004-A Plan. On October 29, 2004, the Board of Directors approved the 2004-B Stock Compensation Plan to allow up to 500,000 shares of Common Stock to be available for issuance to future or current employees, directors or consultants of the Company. As of June 30, 2005, there were 391,307 shares issued under the 2004-B Plan.

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


13. COMMON STOCK WARRANTS AND OPTIONS (CONTINUED)

Common Stock Option activity during the years ended June 30, 2005, 2004 and 2003 was as follows:

                                                OPTIONS       EXERCISE PRICE
                                              OUTSTANDING        PER SHARE
                                             --------------------------------
Outstanding at June 30, 2002                   5,290,485       $0.165-$5.00
     Cancelled or expired                     (2,383,000)       $0.40-$5.00
                                              -----------------------------
Outstanding at June 30, 2003                   2,907,485       $0.165-$2.50
     Granted                                     300,000              $0.30
     Exercised                                  (223,862)            $0.165
     Cancelled or expired                     (1,086,151)      $0.165-$2.50
                                              -----------------------------
Outstanding at June 30, 2004                   1,897,472       $0.165-$2.00
     Granted                                     300,000              $0.20
     Cancelled or expired                       (187,500)             $0.30
                                              -----------------------------
Outstanding at June 30, 2005                   2,009,972       $0.165-$2.00
                                              =============================

The following table shows exercise prices and the weighted average remaining contractual life for options outstanding as of June 30, 2005. All Common Stock Options outstanding as of June 30, 2005 were exercisable except for the options granted at an exercise price of $.20 per share, none of which were exercisable as of June 30, 2005.

   OPTIONS               EXERCISE PRICE         WEIGHTED AVERAGE REMAINING
 OUTSTANDING              PER SHARE             CONTRACTUAL LIFE (YEARS)
-----------------------------------------------------------------------------
  1,465,805                $0.165                          1.87
    300,000                $0.20                           2.95
    112,500                $0.30                           1.31
    125,000                $1.00                           0.85
      6,667                $2.00                           0.96
  ---------
  2,009,972
  =========

During the year ended June 30, 2005, stock options were granted to one individual to purchase 300,000 shares of Common Stock of the Company at $0.20 per share. The fair value of the stock options granted, $0.09, was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions.

Dividend yield                                    0%
Expected stock price volatility                  0.922
Risk-free interest rate                          4.0%
Expected life, in years                            2

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

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005



14. TERMINATION OF KODAK VENDING PLACEMENT AGREEMENT

The Company's wholly owned subsidiary, Stitch, entered into a vending placement agreement whereby Stitch agreed to purchase film and cameras directly from Eastman Kodak Company and vending machines from a supplier. Stitch placed the vending machines at numerous locations throughout the United States under agreements negotiated with the location owners and derived revenues amounting to $0, $358,484, and $1,092,167 for the years ended June 30, 2005, 2004 and 2003, respectfully.

During 2003, Stitch alleged that the supplier and another party to the vending agreement breached the vending agreement and the supplier and the other party to the vending agreement alleged that Stitch had breached the vending agreement. Effective December 31, 2003, the parties finalized a settlement of this matter which resulted in the termination of the vending agreement. Under the settlement agreement, the Company received a payment from Kodak of approximately $675,000. The agreement also provides for the Company to receive payments of $300 per vending machine from the supplier of the vending machines, as the machines are pulled from service at the supplier's sole cost and expense. Upon receipt of the $300 per machine, title to the vending machine transfers from Stitch to the supplier. Through December 30, 2004, the Company had received $65,100 for these machines. The agreement also provided that the supplier cancel a $124,000 obligation of Stitch for the purchase of vending machines.

This termination agreement resulted in a gain of $429,204 during the year ended June 30, 2004 and is reflected as Other income in the June 30, 2004 Consolidated Statement of Operations. This gain is comprised of the payment from Kodak of approximately $675,000 plus the cancellation of Stitch's obligation to the supplier of the vending machines of approximately $124,000 less a write-down of the carrying value of vending machines of approximately $367,000 and a net write-off of amounts due to and from Kodak of $3,000. The remaining vending machines are reported as assets held for sale in the June 30, 2004, as it was determined that the plan of sale criteria in FAS 144 was met in the termination agreement, at which time depreciation of these assets ceased. During the year ended June 30, 2005, the Company wrote off the remaining value of the vending machines that had not been sold during the year as a loss on contract settlement totaling $42,300.

15. RETIREMENT PLAN

The Company's Savings and Retirement Plan (the "Plan") allows employees who have attained the age of 21 and have completed six months of service to make voluntary contributions up to a maximum of 15% of their annual compensation, as defined in the Plan. Through June 30, 2000, the Plan did not provide for any matching contribution by the Company, however, starting at the beginning of fiscal year 2001, the Company amended the Plan to include a Company matching contribution up to 10% of an employee's compensation. Effective January 1, 2003, the matching contribution changed to a dollar-for-dollar matching contribution on salary deferrals up to 3% of the employee's compensation then a fifty-cents on the dollar matching contribution on salary deferrals from 3% to 5%. The Company's contribution for the years ended June 30, 2005, 2004 and 2003 was approximately $96,000, $78,000, and $67,000, respectively.

16. COMMITMENTS AND CONTINGENCIES

The Company conducts its operations from various facilities under operating leases. In March 2003, the Company entered into a lease for 12,864 square feet of space located in Malvern, Pennsylvania for its principal executive office and used for general administrative functions, sales activities, and product development. The lease term extends through December 31, 2008 and provides for escalating rent payments and a period of free rent prior to the commencement of the monthly lease payment in January 2004 of approximately $25,000 per month. During April 2005, the Company entered into an amendment to the lease covering 4,385 additional square feet that is contiguous to its existing space. The lease term was extended to December 31, 2010, and the amendment provides for a period of free rent for the additional space with rent of approximately $31,000 per month commencing in September 2005 with escalating rental payments thereafter.

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

In connection with the acquisition of the energy conservation product line in July 2003 from Bayview Technology Group, LLC, the Company assumed leases for 6,384 square feet of space located in Denver, Colorado used for administrative functions, sales activities and product warehousing associated with our energy management products. The lease terms extended through June 30, 2005 and provided for escalating rent payments ending at $8,200 per month. The lease provided for additional rent for a prorated share of operating costs for the entire facility.

In December 2004, the Company entered into a lease for 2,837 square feet of space located in Denver, Colorado to replace the above-mentioned lease used for administrative functions, sales activities and product warehousing associated with our energy management products. The lease terms extend through May 31, 2009 and provide for five months of free rent followed by rent payments of $1,200 per month and escalating payments beginning on June 1, 2006. The lease provides for additional rent for a prorated share of operating costs for the entire facility.

Rent expense under operating leases was approximately $447,000, $450,000, and $292,000 during the years ended June 30, 2005, 2004 and 2003, respectively. Future minimum lease payments subsequent to June 30, 2005 under capital and noncancellable operating leases are as follows:

                                                      CAPITAL        OPERATING
                                                       LEASES          LEASES
                                                     ---------------------------

2006                                                  $ 1,060        $  432,000
2007                                                       --           438,000
2008                                                       --           447,000
2009                                                       --           452,000
2010                                                       --           220,000
                                                     ---------------------------
Total minimum lease payments                          $ 1,060        $1,989,000
                                                     ===========================
Less amount representing interest                           3
                                                     ---------
Present value of net minimum lease payments             1,057
Less current obligations under capital leases           1,057
                                                     ---------
Obligations under capital leases, less
 current portion                                      $     0
                                                     =========

As of June 30, 2005, the Company had committed to purchase approximately $529,000 of inventory from a third party contract manufacturer through December 31, 2005.

The Company has entered into an employment agreement with Mr. Jensen that expires June 30, 2007 and is automatically renewed from year to year thereafter, unless canceled by Mr. Jensen or the Company. The agreement provides for an annual base salary of $250,000 effective January 1, 2004. Mr. Jensen is entitled to receive such bonus or bonuses, as may be awarded to him by the Board of Directors. In determining whether to pay such a bonus, the Board would use its subjective discretion. The Agreement requires Mr. Jensen to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the Agreement and for a period of one year thereafter.

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The agreement also grants to Mr. Jensen in the event a "USA Transaction" (as defined below) occurs after the date thereof an aggregate of 14,000,000 shares of Common Stock subject to adjustment for stock splits or combinations ("Jensen Shares"). The Jensen Shares have not been reserved for issuance by the Company and are not reflected or included in the number of issued and outstanding shares of the Company on a fully diluted basis in this Form 10-K. Mr. Jensen is not required to pay any additional consideration for the Jensen Shares. At the time of any USA Transaction, all of the Jensen Shares are automatically deemed to be issued and outstanding immediately prior to any USA Transaction, and are entitled to be treated as any other issued and outstanding shares of Common Stock in connection with such USA Transaction.

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

The Company has entered into an employment agreement with Mr. Herbert that expires on June 30, 2007 and is automatically renewed from year to year thereafter, unless canceled by Mr. Herbert or the Company. The Agreement provides for an annual base salary of $230,000 per year effective January 1, 2004. Mr. Herbert is entitled to receive such bonus or bonuses as the Board of Directors may award to him. The Agreement requires Mr. Herbert to devote his full time and attention to the business and affairs of the Company and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter. In the event that a USA Transaction (as defined in Mr. Jensen's employment agreement) shall occur, then Mr. Herbert has the right to terminate his agreement upon 30 days notice to USA.

Various legal actions and claims occurring in the normal course of business are pending or may be instituted or asserted in the future against the Company. The Company does not believe that the resolution of these matters will have a material effect on the financial position or results of operations of the Company.

In February 2005, a Complaint was filed against the Company in the State Court of Fulton County, Georgia, captioned Swartz Private Equity, L.L.C. vs. USA Technologies, Inc. (File No. 2005 VS 0777772D). The Complaint alleges that the Company breached various agreements entered into with Swartz Private Equity, LLC in August and September 2000 in connection with the so-called equity line of credit provided by Swartz to the Company. The Complaint alleges, among other things, that the Company failed to issue common stock purchase warrants to Swartz as required, and the Company did not permit the exercise by Swartz of certain warrants already held by Swartz. The Complaint also alleges that the Company breached certain rights of first refusal granted to Swartz to purchase future securities offerings. The Complaint requests money damages of $4,350,381 representing the alleged value of the warrants currently held by or claimed to be due to Swartz, money damages of $196,953 representing a termination fee allegedly due in connection with the termination of the agreements, and unspecified money damages relating to the alleged breach of the rights of first refusal. The Complaint was served on the Company on March 10, 2005.

                             USA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

In June 2005, the Company filed an Answer, Affirmative Defenses and Counterclaims in response to the Swartz Complaint. The Company's response denied any liability to Swartz and sought money damages and other affirmative relief against Swartz. The Company alleged that the entire transaction should be declared by the Court to be void and unenforceable because Swartz had failed to register as a broker-dealer under applicable Federal and state securities laws as required in order for Swartz to be engaged in the business of providing equity line products. The Company also alleged that Swartz fraudulently induced the Company to enter into the transaction by misrepresenting to the Company that Swartz was a deep pocket investor with significant financial resources, and Swartz would make significant investments in the Company. The Company's response states that Swartz only provided the Company with approximately $30,000 of funding. The Company alleged that it has suffered unspecified money damages as a result of Swartz's misrepresentations and requests the Court to declare the transaction rescinded. The Company also alleged that Swartz misrepresented to the Company that it was properly licensed under the securities laws to engage in the equity line transaction. The Company also alleges that Swartz breached the agreements entered into between the parties by not being registered as a broker-dealer as well as failing and refusing to promptly return shares to the Company that had previously been delivered by the Company to Swartz under the equity line arrangement.

The Company intends to vigorously defend this action and to prosecute its counterclaims. At the present time, the Company is unable to estimate the possible range of damages that the Company might incur should this action be resolved against the Company.

17. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

Unaudited quarterly results of operations for the years ended June 30, 2005 and 2004 follow and should be read in conjunction with the Company's quarterly reports on Form 10-QSB for the fiscal year 2004 and Form 10-Q for the fiscal year 2005.

                                                 First            Second          Third            Fourth
                                                Quarter           Quarter        Quarter           Quarter          Year
                                             ----------------------------------------------------------------------------------
YEAR ENDED JUNE 30, 2005
Revenues                                     $  1,032,578     $  1,135,449     $  1,122,330     $  1,387,632     $  4,677,989

Gross profit                                 $    130,534     $    342,705     $    566,720     $    159,357     $  1,119,316

Net loss                                     $ (3,640,637)    $ (3,805,004)    $ (3,702,049)    $ (4,351,500)    $(15,499,190)

Cumulative preferred dividends               $   (392,057)    $         --     $   (392,056)    $         --     $   (784,113)

Loss applicable to common shares             $ (4,032,694)    $ (3,805,004)    $ (4,094,105)    $ (4,351,500)    $(16,283,303)

Loss per common share (basic and diluted)    $      (0.01)    $      (0.01)    $      (0.01)    $      (0.01)    $      (0.04)


YEAR ENDED JUNE 30, 2004

Revenues                                     $  1,680,608     $  1,914,586     $  1,352,689     $    684,932     $  5,632,815

Gross profit                                 $    598,445     $    831,167     $    281,747     $   (408,236)    $  1,303,123

Net loss                                     $ (9,303,084)    $ (3,737,624)    $ (3,383,570)    $ (5,001,900)    $(21,426,178)

Cumulative preferred dividends               $   (393,369)    $         --     $   (393,144)    $         --     $   (786,513)

Loss applicable to common shares             $ (9,696,453)    $ (3,737,624)    $ (3,776,714)    $ (5,001,900)    $(22,212,691)

Loss per common share (basic and diluted)    $      (0.04)    $      (0.01)    $      (0.01)    $      (0.02)    $      (0.08)


18. SUBSEQUENT EVENTS (UNAUDITED)

From July 1 through September 2005, the Company issued an additional 9,929,923 shares of Common Stock to an investor under the 2005 Common Stock Agreement (Note 12) for total gross proceeds of $1,297,890.

From July 1 through September 2005, $147,143 of the 2005 Senior Notes were converted into 735,715 shares of Common Stock, $10,000 of the 2006 Senior Notes were converted into 50,000 shares of Common Stock, and $40,000 of the 2010 Senior Notes were converted into 400,000 shares of Common Stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of June 30, 2005. Based on this evaluation, they conclude that the disclosure controls and procedures effectively ensure that the information required to be disclosed in the Company's filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls.

There have been no changes during the quarter ended June 30, 2005 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Item 9B. Other Information.

Not Applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

DIRECTORS AND EXECUTIVE OFFICERS

Our Directors and executive officers, on September 28, 2005, together with their ages and business backgrounds were as follows:

Name                                Age        Position(s) Held
----                                ---        ----------------
George R. Jensen, Jr.                56       Chief Executive Officer,
                                              Chairman of the Board of Directors
Stephen P. Herbert                   42       Chief Operating Officer and
                                              President, Director
Haven Brock Kolls, Jr.               40       Senior Vice President - Research
                                              And Development
David M. DeMedio                     34       Chief Financial Officer
William W. Sellers (1)(2)            84       Director
William L. Van Alen, Jr. (1)(2)      72       Director
Steven Katz (1)                      57       Director
Douglas M. Lurio (2)                 48       Director

(1) Member of Compensation Committee
(2) Member of Audit Committee

Each Director holds office until the next Annual Meeting of shareholders and until his successor has been elected and qualified.

George R. Jensen, Jr., has been our Chief Executive Officer and a Director since our inception in January 1992. Mr. Jensen was Chairman, Director, and Chief Executive Officer of American Film Technologies, Inc. ("AFT") from 1985 until 1992. AFT was in the business of creating color imaged versions of black-and-white films. From 1979 to 1985, Mr. Jensen was Chief Executive Officer and President of International Film Productions, Inc. Mr. Jensen was the Executive Producer of the twelve hour miniseries, "A.D.", a $35 million dollar production filmed in Tunisia. Procter and Gamble, Inc., the primary source of funds, co-produced and sponsored the epic, which aired in March 1985 for five consecutive nights on the NBC network. Mr. Jensen was also the Executive Producer for the 1983 special for public television, "A Tribute to Princess Grace". From 1971 to 1978, Mr. Jensen was a securities broker, primarily for the firm of Smith Barney, Harris Upham. Mr. Jensen was chosen 1989 Entrepreneur of the Year in the high technology category for the Philadelphia, Pennsylvania area by Ernst & Young LLP and Inc. Magazine. Mr. Jensen received his Bachelor of Science Degree from the University of Tennessee and is a graduate of the Advanced Management Program at the Wharton School of the University of Pennsylvania. Mr. Jensen is also a Director of The Noah Fund, a publicly traded mutual fund.

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

David M. DeMedio joined USA Technologies on a full-time basis in March 1999 as Controller. In the Summer of 2001, Mr. DeMedio was promoted to Director of Financial Services where he was responsible for the sales and financial data reporting to customers, the Company's turnkey banking services and maintaining and developing relationships with credit card processors and card associations. In July 2003, Mr. DeMedio served as interim Chief Financial Officer through April, 2004. From April, 2004 until April 12, 2005, Mr. DeMedio served as Vice President - Financial & Data Services. On April 12, 2005, he was appointed as the Company's Chief Financial Officer. From 1996 to March 1999, prior to joining the Company, Mr. DeMedio had been employed by Elko, Fischer, Cunnane and Associates, LLC as a supervisor in its' accounting and auditing and consulting practice. Prior thereto, Mr. DeMedio held various accounting positions with Intelligent Electronics, Inc., a multi-billion reseller of computer hardware and configuration services. Mr. DeMedio graduated with a Bachelor of Science in Business Administration from Shippensburg University and is a Certified Public Accountant.

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

Steven Katz joined the Board of Directors in May 1999. He is President of Steven Katz & Associates, Inc., a management consulting firm specializing in strategic planning and corporate development for technology and service-based companies in the health care, environmental, telecommunications and Internet markets. Mr. Katz`s prior experience includes five years with PriceWaterhouse & Co. in audit, tax and management advisory services; two years of corporate planning with Revlon, Inc.; five years with National Patent Development Corporation (NPDC) in strategic planning, merger and acquisition, technology in-licensing and out-licensing, and corporate turnaround experience as President of three NPDC subsidiaries; and two years as a Vice President and General Manager of a non-banking division of Citicorp, N.A. Mr. Katz is also a Director of Health Systems Solutions Inc., Vivid Learning Systems Inc., Nanoscience Technologies Inc. and Biophan Technologies Inc., all publicly traded companies.

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

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that the Company does not have an audit committee financial expert (as defined under the rules of the Securities and Exchange Commission) serving on its audit committee. Although the Company believes that the current members of the audit committee have sufficient knowledge, background, and experience to fulfill their responsibilities, the Company realizes the importance of having a financial expert serve on its audit committee, and plans to nominate a member to serve in this capacity before June 30, 2006.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a Code of Business Conduct and Ethics that applies to all executive officers, directors and employees of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of Common Stock. Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all
Section 16(a) forms they file.

Stephen P. Herbert did not timely report 1 transaction and filed 1 late report; William Van Alen, Jr. did not timely report 7 transactions and filed 2 late reports; and William W. Sellers did not timely report 1 transaction and filed 1 late report.

Item 11. Executive Compensation.

The following table sets forth certain information with respect to compensation paid or accrued by the Company during the fiscal years ended June 30, 2003, June 30, 2004 and June 30, 2005 to each of the executive officers and employee of the Company named below:

                           SUMMARY COMPENSATION TABLE

                               Fiscal
Name and Principal Position     Year               Annual Compensation                 Long Term Compensation
------------------------------ ------ -------------------------------------------    --------------------------
                                                                                                     Securities
                                                                   Other Annual       Restricted     Underlying
                                          Salary     Bonus(1)     Compensation(2)    Stock Awards($) Options(#)
------------------------------ ------ ------------ -------------- -----------------  -------------- -----------
George R. Jensen, Jr.           2005    $250,000           --        $ 17,875           --                  --
Chief Executive Officer &       2004    $217,500   $4,870,000(3)     $ 17,875           --                  --
Chairman of the Board           2003    $189,038     $250,000        $223,211           --                  --

Stephen P. Herbert              2005    $231,923           --        $ 17,875           --                  --
Chief Operating Officer &       2004    $192,692     $225,000        $ 17,875           --                  --
President                       2003    $183,854     $225,000        $185,317           --                  --

H. Brock Kolls                  2005    $165,000     $110,000        $ 11,917           --                  --
Senior Vice-President,          2004    $156,923     $ 60,000        $ 63,205           --                  --
Research & Development          2003    $150,000     $ 25,000        $ 64,493           --                  --

Adele H. Hepburn                2005    $130,000           --           --              --                  --
Director of Investor            2004    $130,000     $167,075           --              --                  --
Relations                       2003    $ 91,000     $282,382           --              --                  --

David M. DeMedio                2005    $131,689     $ 11,000        $  7,800           --             300,000
Chief Financial Officer (4)

(1) Fiscal year 2005, includes: a $110,000 cash bonus for Mr. Kolls and cash bonuses totaling $11,000 for Mr. DeMedio. Fiscal year 2004 includes: 10,500,000 shares valued at $0.44 per share, in connection with the amendment of his employment agreement, and a $250,000 cash bonus for Mr. Jensen; a $225,000 cash bonus for Mr. Herbert; a $60,000 cash bonus for Mr. Kolls; and a cashless exercise of 470,750 warrants into 470,750 shares valued at $0.10 per share and a $120,000 cash bonus for Ms. Hepburn. For fiscal year 2003 includes: a $100,000 Senior Note due 2005, including 2,000,000 shares valued at $0.20, and $150,000 cash bonus for Mr. Jensen; a $100,000 Senior Note due 2005, 200,000 shares valued at $0.20 and a $125,000 cash bonus for Mr. Herbert; a $25,000 cash bonus for Mr. Kolls; and a $100,000 Senior Note due 2005, including 200,000 shares valued at $0.20 a share, $41,095 Senior Note due 2004, and a $100,000 cash bonus for Ms. Hepburn.

(2) Represents cash payments authorized to reimburse certain executive officers for tax payments incurred from the award of a previous bonus as well as car allowance payments.

(3) Prior to July 2003, Mr. Jensen's employment agreement provided that upon the occurrence of a USA Transaction he would receive that number of shares equal to seven percent of all of the then issued and outstanding shares on a fully converted basis. During July 2003, the Company and Mr. Jensen agreed to amend Mr. Jensen's employment agreement so that upon the occurrence of a USA Transaction he would receive only 14,000,000 shares. Under the new amended agreement, the 14,000,000 shares became subject to dilution (i.e., did not increase in order to reflect subsequent issuances by the Company of its shares). Under the prior agreement, the number of shares to be issued to Mr. Jensen was not subject to dilution (i.e., would be increased in order to reflect subsequent issuances by the Company of its shares) and was based upon the actual total number of shares outstanding at the time of a USA Transaction.

For example, if a USA Transaction occurred while there were 475,000,000 shares then outstanding on a fully converted basis, Mr. Jensen would have received 33,250,000 shares under his prior agreement rather than the fixed number of 14,000,000 shares under his new amended agreement.

During July 2003, the Company issued to Mr. Jensen an aggregate of 10,500,000 shares of restricted Common Stock, 2,500,000 shares of which were issued as compensation to Mr. Jensen, and 8,000,000 shares of which were issued to Mr. Jensen in connection with the employment agreement amendment described above. In accordance with generally accepted accounting principles, the Company was required to value all of these shares at $.44 per share or an aggregate of $4,620,000.

(4) Employment as Chief Financial Officer commenced on April 12, 2005.


                        OPTION GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)
--------------------------------------------------------------------------------
                      Number of         Percent of        Exercise    Expiration
                     securities        total options     base price      date
                     underlying         granted to        ($/share)
                  Options granted      employees in
Name                    (#)            fiscal year
--------------------------------------------------------------------------------
David M. DeMedio    300,000 (1)            100%             $.20         (2)

      (1) Conditioned upon Mr. DeMedio's employment, the options vest at a rate of 37,500 per three-month period commencing on July 31, 2005 for an aggregate of 300,000 options on April 30, 2007.

      (2)   The options expire two-years from the date of vesting.

TOTAL OPTIONS EXERCISED IN FISCAL YEAR ENDED JUNE 30, 2005 AND YEAR END VALUES

The following table gives information for options exercised by an executive officer and an employee in fiscal year 2005, and the number of options held by the executive officer and the employee at fiscal year end:

                                                            Number of
                                                            Securities      Value of
                                                            Underlying      Unexercised
                                                            Unexercised     In-the-Money
                                                            Options at      Options at
                                                            FY-End (#)      FY-End($)
                   Shares Acquired                          Exercisable/    Exercisable/
Name               On Exercise (#)    Value Realized ($)    Unexercisable   Unexercisable
-------------------------------------------------------------------------------------
Adele H. Hepburn    0                 0                      77,000/0          0



David M. DeMedio    0                 0                      0/300,000         0
-------------------------------------------------------------------------------------

EXECUTIVE EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement with Mr. Jensen that expires June 30, 2007 and is automatically renewed from year to year thereafter, unless canceled by Mr. Jensen or the Company. The agreement provides for an annual base salary of $250,000 effective January 1, 2004. Mr. Jensen is entitled to receive such bonus or bonuses, as may be awarded to him by the Board of Directors. In determining whether to pay such a bonus, the Board would use its subjective discretion. The Agreement requires Mr. Jensen to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the Agreement and for a period of one year thereafter.

The agreement also grants to Mr. Jensen in the event a "USA Transaction" (as defined below) occurs after the date thereof an aggregate of 14,000,000 shares of Common Stock subject to adjustment for stock splits or combinations ("Jensen Shares"). The Jensen Shares have not been reserved for issuance by the Company and are not reflected or included in the number of issued and outstanding shares of the Company on a fully diluted basis in this Form 10-K. Mr. Jensen is not required to pay any additional consideration for the Jensen Shares. At the time of any USA Transaction, all of the Jensen Shares are automatically deemed to be issued and outstanding immediately prior to any USA Transaction, and are entitled to be treated as any other issued and outstanding shares of Common Stock in connection with such USA Transaction.

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

The Company has entered into an employment agreement with Mr. Herbert that expires on June 30, 2007 and is automatically renewed from year to year thereafter, unless canceled by Mr. Herbert or the Company. The Agreement provides for an annual base salary of $230,000 per year effective January 1, 2004. Mr. Herbert is entitled to receive such bonus or bonuses as the Board of Directors may award to him. The Agreement requires Mr. Herbert to devote his full time and attention to the business and affairs of the Company and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter. In the event that a USA Transaction (as defined in Mr. Jensen's employment agreement) shall occur, then Mr. Herbert has the right to terminate his agreement upon 30 days notice to USA.

Mr. Kolls has entered into an employment agreement with the Company that expires on June 30, 2006 and is automatically renewed from year to year thereafter unless canceled by Mr. Kolls or the Company. The agreement provides for an annual base salary of $165,000 per year effective January 1, 2004. Mr. Kolls is entitled to a payment of $5,000 upon each of the following: (i) filing of a new patent application by USA for which he is listed as the inventor; (ii) granting of any such patent application; and (iii) issuance of a patent for any patent application that had been filed prior to April 20, 2004. Mr. Kolls is also entitled to receive such bonus or bonuses, as may be awarded to him by the Board of Directors. The Agreement requires Mr. Kolls to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of his agreement and for a period of one year thereafter. In the event that a USA Transaction (as defined in Mr. Jensen's employment agreement) shall occur, then Mr. Kolls has the right to terminate his agreement upon 30 days notice to USA. During December 2004, Mr. Kolls agreed to extend the expiration date of his employment agreement from June 30, 2005 to June 30, 2006, and in accordance with his employment agreement received an incentive cash payment from USA of $70,000.

Ms. Hepburn has entered into an employment agreement with the Company that expires on June 30, 2006 and is automatically renewed from year to year thereafter unless canceled by Ms. Hepburn or the Company. The agreement provides for an annual base salary of $130,000 per year effective January 1, 2004. Ms. Hepburn is also entitled to receive such bonus or bonuses as the Board of Directors may award to her. The Agreement requires Ms. Hepburn to devote her full time and attention to the business and affairs of the Company, and obligates her not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter.

Mr. DeMedio has entered into an employment agreement with the Company, which expires on April 30, 2006, and is automatically renewed from year to year thereafter unless cancelled by Mr. DeMedio or the Company. The agreement provides for a base annual salary of $155,000 and discretionary bonuses. Mr. DeMedio was also granted options to purchase up to 300,000 shares of Common Stock of the Company at $.20 per share. The options vest ratably over a two-year period and are exercisable at any time during the two-year period following vesting. The agreement requires Mr. DeMedio to devote his full-time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities that would compete with the Company during the term of his agreement and for a period of one year thereafter.

Effective April 8, 2005, Mary West Young resigned as Senior Vice President and Chief Financial Officer of the Company. Effective April 12, 2005, the Company appointed David M. DeMedio as Chief Financial Officer.

COMPENSATION OF DIRECTORS

Members of the Board of Directors receive cash and equity compensation for serving on the Board of Directors, as determined from time to time by the Compensation Committee with subsequent approval thereof by the Board of Directors.

During fiscal year 2005, we paid each of our four outside Directors $20,000 each for serving as a Director during the fiscal year and $10,000 each for serving on Board Committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

COMMON STOCK

The following table sets forth, as of June 30, 2005, the beneficial ownership of the Common Stock of each of the Company's directors and executive officers, the other employee named in the summary compensation table set forth above, as well as by the Company's directors and executive officers as a group. Except as set forth below, the Company is not aware of any beneficial owner of more than five percent of the Common Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable:

                                           Number of Shares
Name and Address of                         of Common Stock          Percent of
Beneficial Owner                         Beneficially Owned(1)       of Class(2)
-------------------                      --------------------        ----------
George R. Jensen, Jr.                    10,821,000 shares(3)            2.00%
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355

Stephen P. Herbert                        3,236,050 shares(4)             *
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355

Haven Brock Kolls, Jr.                      703,725 shares(5)             *
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355

Adele H. Hepburn                          3,382,760 shares(6)             *
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355

Douglas M. Lurio                            921,463 shares(7)             *
2005 Market Street, Suite 2340
Philadelphia, Pennsylvania 19103

William W. Sellers                        2,812,486 shares(8)             *
701 Eagle Road
Wayne, Pennsylvania 19087

Steven Katz                                 535,000 shares                *
440 South Main Street
Milltown, New Jersey 08850

William L. Van Alen, Jr.                  3,924,955 shares(9)             *
P.O. Box 727
Edgemont, Pennsylvania 19028

David M. DeMedio                            282,625 shares(10)            *
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355

All Directors and Executive Officers
As a Group (8 persons)                   23,237,304 shares(11)           4.30%
---------
*Less than one percent (1%)

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities. Shares of Common Stock issuable upon conversion of the Preferred Stock, shares issuable upon the conversion of Convertible Senior Notes, or shares of Common Stock issuable upon exercise of warrants and options currently exercisable, or exercisable within 60 days of June 30, 2005, are deemed to be beneficially owned for purposes hereof.

(2) On June 30, 2005 there were 432,008,931 shares of Common Stock and 522,742 shares of Preferred Stock issued and outstanding. For purposes of computing the percentages under this table, it is assumed that all shares of issued and outstanding Preferred Stock have been converted into 522,742 shares of Common Stock, and that all of the options to acquire Common Stock which have been issued and are fully vested as of June 30, 2005 (or within 60-days of June 30, 2005) have been converted into 1,747,472 shares of Common Stock. For purposes of computing such percentages it has also been assumed that all of the remaining Common Stock Warrants have been exercised for 32,132,019 shares of Common Stock; that all of the Senior Notes have been converted into 73,382,480 shares of Common Stock; and that all of the accrued and unpaid dividends on the Preferred Stock as of June 30, 2005 have been converted into 746,129 shares of Common Stock. Therefore, 540,539,773 shares of Common Stock were treated as issued and outstanding for purposes of computing the percentages under this table. Does not reflect or include the shares issuable to Mr. Jensen upon a "USA Transaction".

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

(5) Includes 12,000 shares of Common Stock owned by Mr. Kolls' spouse and 150,000 shares issuable to his spouse upon conversion of her Senior Note.

(6) Includes 473,044 shares of Common Stock owned by her spouse, 7,875 shares underlying Series A Preferred Stock held by her and her spouse, 2,556,923 shares issuable upon the conversion of her Senior Notes, 58,495 shares issuable upon the conversion of Senior Notes beneficially owned by her spouse, 212,025 shares issuable upon the exercise of her warrants.

(7) Includes 225,000 shares issuable upon conversion of Senior Notes.

(8) Includes 17,846 shares of Common Stock owned by the Sellers Pension Plan of which Mr. Sellers is a trustee, 4,952 shares of Common Stock owned by Sellers Process Equipment Company of which he is a Director, 10,423 shares of Common Stock owned by Mr. Seller's wife, 551,700 shares issuable upon conversion of his Senior Notes and 100,000 shares issuable upon the exercise of warrants.

(9) Includes 1,300,720 shares of Common Stock issuable to Mr. Van Alen upon conversion of his Senior Notes, 512,500 shares issuable upon the exercise of warrants and 4,000 shares of Common Stock beneficially owned by his spouse.

(10) Includes 81,500 shares of Common Stock issuable to Mr. DeMedio upon conversion of his Senior Notes.

(11) Includes all shares of Common Stock described in footnotes (3) through (5) and (7) through (10) above.

PREFERRED STOCK

The following table sets forth, as of June 30, 2005 the beneficial ownership of the Preferred Stock by the Company's directors and executive officers, the other employee named in the Summary Compensation Table set forth above, as well as by the Company's directors and executive officers as a group. Except as set forth below, the Company is not aware of any beneficial owner of more than five percent of the Preferred Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Preferred Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                      Number of Shares
Name and Address of                   of Preferred Stock           Percent
Beneficial Owner                      Beneficially Owned           of Class(l)
-------------------                   ------------------           -----------
Adele H. Hepburn
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355
                                       5,150 shares (2)                *
All Directors and
Executive Officers
As a Group (8 persons)                     0 shares                    *
--------------------

*    Less than 1%

(1) There were 522,742 shares of Preferred Stock issued and outstanding as of June 30, 2005.

(2) Ms. Hepburn is an employee of the Company.


Item 13. Certain Relationships and Related Transactions.

During the fiscal year ended June 30, 2005, the Company incurred charges to Lurio & Associates, P.C., of which Mr. Lurio is President and a shareholder, for professional fees of approximately $284,000 for legal services rendered to the Company by such law firm. Mr. Lurio is a Director of the Company. As of June 30, 2005, the Company had accrued approximately $25,000 for these services. During fiscal year 2005, Mr. Lurio extended $15,000 and $30,000 of his 2005 and 2006 Senior Notes, respectively, into the 2008 and 2009 Senior Notes, respectively.

During the fiscal year ended June 30, 2005, the Company incurred charges of approximately $72,600 in connection with consulting services provided by Steven Katz, a Director of the Company. As of June 30, 2005, the Company had accrued approximately $72,600 for these services.

During fiscal year 2005, William Van Alen, Jr., a Director, purchased 333,333 shares of Common Stock at $.15 per share, or $50,000, as part of the 2005-D Private Placement. Mr. Van Alen also received warrants to purchase 333,333 shares of Common Stock at $.15 per share exercisable at any time prior to December 31, 2005, pursuant to his investment in this offering. No value was assigned to these warrants. Mr. Van Alen also purchased senior notes in the principal amount of $103,405 as part of the 2004-B Senior Note offering and extended $30,000 of his 2006 Senior Notes to 2009 Senior Notes.

During fiscal year 2005, William Sellers, a Director, invested $14,337 as part of the 2004-B Senior Note offering and extended $50,000 of his 2006 Senior Notes to 2009 Senior Notes.

During fiscal year 2005, David DeMedio, Chief Financial Officer, invested $1,900 as part of the 2004-B Senior Note offering.

Our Code of Business Conduct and Ethics prohibits us from entering into any related party transaction with an officer or director where such transaction would interfere with the exercise of the independent judgment of such officer or director or materially impair the performance of the responsibilities of any such officer or director.

Item 14. Principal Accounting Fees and Services.

AUDIT AND NON-AUDIT FEES

Effective July 7, 2005, the Company dismissed Ernst & Young LLP as the Company's independent registered public accounting firm and engaged Goldstein Golub Kessler LLP as the Company's new independent registered public accounting firm. Ernst & Young LLP served as the Company's independent registered public accounting firm during the fiscal year ended June 30, 2004. Ernst & Young LLP reviewed the Company's quarterly financial statements for the first, second, and third quarters of the fiscal year ended June 30, 2005. Accordingly, the Company was billed for professional services rendered by each of Ernst & Young LLP and Goldstein Golub Kessler LLP in connection with the fiscal year ended June 30, 2005.

During the fiscal years ended June 30, 2005 and 2004, fees in connection with services rendered by Ernst & Young LLP were as set forth below:

                                 Fiscal 2004       Fiscal 2005
                                 -----------       -----------
Audit Fees                        $299,869           $177,839
Audit-Related Fees                      --                 --
Tax Fees                          $ 65,321           $ 80,314
All Other Fees                          --                 --
                                  --------           --------
TOTAL                             $365,190           $258,153

During the fiscal year ended June 30, 2005, fees in connection with services rendered by Goldstein, Golub, Kessler LLP were as set forth below:

                                 Fiscal 2005
                                 -----------
Audit Fees                        $100,000
Audit-Related Fees                      --
Tax Fees                                --
All Other Fees                          --
                                  --------
TOTAL                             $100,000

Audit fees consisted of fees for the audit of our annual financial statements and review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with and review of Company documents filed with the Securities and Exchange Commission.

Tax fees consisted primarily of fees for tax compliance, tax advice and tax planning services.

There were no fees categorized as Audit-related or Other fees during fiscal years 2004 and 2005.

AUDIT COMMITTEE PRE-APPROVAL POLICY

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm on a case-by-case basis.


                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules

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

3.1.1 First Amendment to Amended and Restated Articles of Incorporation of USA filed on March 17, 2005 (Incorporated by reference to Exhibit
            3.1.1 to Form S-1 Registration Statement No. 333-124078).

3.2 By-Laws of USA (Incorporated by reference to Exhibit 3.2 to Form SB-2 Registration Statement No. 33-70992).

4.1 Form of 12% Senior Note (Incorporated by reference to Exhibit 4.6 to Form SB-2 Registration Statement No. 333-81591).

4.2 Stock Purchase Agreement dated October 26, 2002 by and between the Company and Kazi Management VI, Inc. (Incorporated by reference to Exhibit 4.17 to Form SB-2 Registration Statement No. 333-101032).

4.3 Warrant Certificate (no. 189) dated October 26, 2002 in favor of Kazi Management VI, Inc. (Incorporated by reference to Exhibit
            4.18 to Form SB-2 Registration Statement No. 333-101032).

4.4 Registration Rights Agreement dated October 26, 2002 by and between the Company and Kazi Management VI, Inc. (Incorporated by reference to Exhibit 4.19 to Form SB-2 Registration Statement No. 333-101032).

4.5 Warrant Certificate (no. 190) dated October 26, 2002 in favor of Kazi Management VI, Inc. (Incorporated by reference to Exhibit
            4.20 to Form SB-2 Registration Statement No. 333-101032).

4.6         Form of 2004 Senior Note (Incorporated by reference to Exhibit
            4.24 to Form SB-2 Registration Statement No. 333-101032).

4.7         Form of 2005 Senior Note (Incorporated by reference to Exhibit
            4.25 to Form SB-2 Registration Statement No. 333-101032).

4.8         Addendum to 2006 Senior Note. (Incorporated by reference to
            Exhibit 4.30 to Form 10-KSB filed on September 28, 2004).

4.9         Addendum to 2007 Senior Note. (Incorporated by reference to
            Exhibit 4.30 to Form 10-KSB filed on September 28, 2003).

4.10 Form of Subscription Agreement for 2004-A Offering. (Incorporated by reference to Exhibit 4.3 to Form 10-QSB filed on May 17,
            2004).

4.11        Form of 2004-A Warrant Certificate. (Incorporated by reference to
            Exhibit 4.34 to Form SB-2 Registration Statement No. 333-116977).

4.12 Common Stock Purchase Agreement between the Company and Steve Illes dated April 4, 2005 (Incorporated by reference to Exhibit 4.13.1 to Form S-1 Registration Statement No. 333-124078).

4.13 Form of 2004-B Note. (Incorporated by reference to Exhibit 4.28 to Form S-1 Registration Statement No. 333-119951).

4.14 Form of 2005-C Note (Incorporated by reference to Exhibit 4.15 to Form S-1 Registration Statement No. 333-124078).

4.15 Form of Subscription Agreement for 2005-D Offering (Incorporated by reference to Exhibit 4.16 to Form S-1Registration Statement No. 333-124078).

4.16 Subscription Agreement between the Company and Ashford Capital Management, Inc. dated March 28, 2005 (Incorporated by reference to Exhibit 4.17 to Form S-1 Registration Statement No. 333-124078).

4.17 Subscription Agreement between the Company and Anvil Investment Associates, LP dated March 28, 2005(Incorporated by reference to
            Exhibit 4.18 to Form   S-1 Registration Statement No. 333-124078).

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

10.4        Employment and Non-Competition Agreement between USA and Stephen
            P. Herbert dated April 4, 1996 (Incorporated by reference to
            Exhibit 10.30 to Form SB-2 Registration Statement No. 333-09465).

10.4.1 First Amendment to Employment and Non-Competition Agreement between USA and Stephen P. Herbert dated February 22, 2000 (Incorporated by reference to Exhibit 10.2 to Form S-8 Registration Statement No. 333-34106).

10.4.2 Second Amendment to Employment and Non-Competition Agreement between Stephen P. Herbert and the Company dated April 15, 2002 (Incorporated by reference to Exhibit 10.9.2 to Form SB-2 Registration Statement No. 333-101032).

10.4.3 Third Amendment to Employment and Non-Competition Agreement between Stephen P. Herbert and USA dated July 25, 2003 (Incorporated by reference to Exhibit 10.9.3 to Form SB-2 Registration Statement No. 333-101032).

10.4.4 Fourth Amendment to Employment and Non-Competition Agreement between USA and Stephen P. Herbert dated February 4, 2004. (Incorporated by reference to Exhibit 10.9.4 to Form 10-QSB filed on February 12,
            2004).

10.4.5 Fifth Amendment to Employment and Non-Competition Agreement between USA and Stephen P. Herbert dated February 28, 2005 (Incorporated by reference to Exhibit 10.4 5 to Form S-1 Registration Statement No. 333-124078).

10.5        Employment and Non-competition Agreement between USA and George
            R. Jensen, Jr. dated November 20, 1997 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 26, 1997).

10.5.1 First Amendment to Employment and Non-Competition Agreement between USA and George R. Jensen, Jr., dated as of June 17, 1999. (Incorporated by reference to Exhibit 4.21.1 to Form SB-2 Registration Statement No. 333-94917)

10.5.2 Second Amendment to Employment and Non-Competition Agreement between USA and George R. Jensen, Jr. dated February 22, 2000 (Incorporated by reference to Exhibit 10.1 to Form S-8 Registration Statement No. 333-34106).

10.5.3 Third Amendment to Employment and Non-Competition Agreement between USA and George R. Jensen, Jr. dated January 16, 2002 (Incorporated by reference to Exhibit 10.21.3 to Form SB-2 Registration Statement No. 333-101032).

10.5.4 Fourth Amendment to Employment and Non-Competition Agreement between USA and George R. Jensen, Jr., dated April 15, 2002 (Incorporated by reference to Exhibit 10.21.4 to Form SB-2 Registration Statement No. 333-101032).

10.5.5 Fifth Amendment to Employment and Non-Competition Agreement between USA and George R. Jensen, Jr., dated July 16, 2003 (Incorporated by reference to Exhibit 10.21.5 to Form SB-2 Registration Statement No. 333-101032).

10.5.6 Sixth Amendment to Employment and Non-Competition Agreement between USA and George R. Jensen, Jr. dated February 4, 2004. (Incorporated by reference to Exhibit 10.21.6 to Form 10-QSB filed on February 12, 2004).

10.5.7 Letter agreement between USA and George R. Jensen, Jr. dated July 16, 2003 (Incorporated by reference to Exhibit 10.21.7 to Form 10-QSB filed on November 19, 2003).

10.5.8 Lock-Up Agreement dated July 16, 2003 by George R. Jensen, Jr. in favor of USA (Incorporated by reference to Exhibit 10.21.6 to Form SB-2 Registration Statement No. 333-101032).

10.5.9 Seventh Amendment to Employment and Non-Competition Agreement between USA and George R. Jensen, Jr. dated February 28, 2005 (Incorporated by reference to Exhibit 10.5.9 to Form S-1 Registration Statement No. 333-124078).

10.6 Investment Agreement between USA and Swartz Private Equity, LLC dated September 15, 2000 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 21, 2000).

10.7 Commitment Warrant issued to Swartz Private Equity LLC dated August 23, 2000 (incorporated by reference to Exhibit 10.2 to Form 8-K dated September 21, 2000).

10.8 Warrant Anti-Dilution Agreement between USA and Swartz Private Equity, LLC dated September 15, 2000 (incorporated by reference to
            Exhibit 10.3 to Form 8-K dated September 21, 2000).

10.9 Registration Rights Agreement between USA and Swartz Private Equity dated September 15, 2000 (incorporated by reference to Exhibit 10.4 to Form 8-K dated September 21, 2000).

10.10 Agreement and Plan of Merger dated April 10, 2002, by and among the Company, USA Acquisition, Inc., Stitch Networks Corporation, David H. Goodman, Pennsylvania Early Stage Partners, L.P., and Maytag Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to Form 10-QSB for the quarter ended March 31, 2002).

10.11 Strategic Alliance Agreement between USA and ZiLOG Corporation dated October 15, 2002 (Incorporated by reference to Exhibit
            10.39 to Form SB-2 Registration Statement No. 333-101032).

10.12 Vending Placement, Supply and Distribution Agreement between Stitch Networks Corporation, Eastman Kodak Company, Maytag Corporation and Dixie-Narco, Inc. dated December 2000
            (Incorporated by reference to Exhibit 10.40 to Form SB-2 Registration Statement No. 333-101032).

10.13 Design and Manufacturing Agreement between USA and RadiSys dated June 27, 2000 (Incorporated by reference to Exhibit 10.41 to Form SB-2 Registration Statement No. 333-101032).

10.14 Loan Agreement between Stitch Networks Corporation and US Bancorp dated May 22, 2001 (Incorporated by reference to Exhibit 10.42 to Form SB-2 Registration Statement No. 333-101032).

10.15 Termination Agreement dated December 31, 2003 by and between Eastman Kodak Company, Maytag Corporation, Dixie-Narco, Inc. and Stitch Networks Corporation. (Incorporated by reference to
            Exhibit 10.6 to Form 10-QSB filed on February 12, 2004).

10.16 Option Certificate (No. 198) dated April 28, 2004 in favor of Mary West Young. (Incorporated by reference to Exhibit 10.45 to Form SB-2 Registration Statement No. 333-116977)

10.17 Agreement of Lease between Pennswood Spring Mill Associates, as landlord, and the Company, as tenant, dated September 2002, and the Rider thereto (Incorporated by reference to Exhibit 10.21 to Form 10-KSB filed on September 28, 2004).

10.18 Agreement of Lease between Deerfield Corporate Center 1 Associates LP, as landlord, and the Company, as tenant, dated March 2003 (Incorporated by reference to Exhibit 10.22 to Form 10-KSB filed on September 28, 2004).

10.19 Amendment to Office Space Lease dated as of April 1, 2005 by and between the Company and Deerfield Corporate Center Associates, LP. (Incorporated by reference to Exhibit 10.19.1 to Form S-1 Registration Statement No. 333-124078)

10.20 Adele Hepburn Common Stock Options dated as of July 1, 1993 (Incorporated by reference to Exhibit 10.12 to Form SB-2 Registration Statement No. 33-70992).

10.21 Co-Marketing Agreement between Honeywell D.M.C. Services, LLC and the Company dated July 13, 2004 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 29, 2004).

10.22 Employment and Non-Competition Agreement between USA and David M. DeMedio dated April 12, 2005 (Incorporated by reference to Exhibit
            10.22 to Form S-1 Registration Statement No. 333-124078).

10.23       Option Certificate (No. 200) dated April 12, 2005 in favor of
            David M. DeMedio (Incorporated by reference to Exhibit 10.23 to Form S-1 Registration Statement No. 333-124078).

10.24 Agreement dated December 28, 2004 between USA Technologies and PepsiCo, Inc. (Incorporated by reference to Exhibit 10.01 of Form 8-K filed July 27, 2005)

14.1 Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to Form 10-KSB filed on September 28, 2004).

**23.1 Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

**23.2 Consent of Goldstein, Golub, Kessler LLP, Independent Registered Public Accounting Firm.

**31.1 Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

**31.2 Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

**32 Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

------------
** Filed herewith

                                   SCHEDULE II

                             USA TECHNOLOGIES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003

--------------------------------------------------------------------------------
ACCOUNTS RECEIVABLE                                     Deductions
                                           Additions   uncollectible
                           Balance at    (reductions)   receivables      Balance
                          beginning of    charged to  written off, net   at end
                            period         earnings    of recoveries   of period
--------------------------------------------------------------------------------
June 30, 2005              $240,000        (23,000)        20,000       $196,000
--------------------------------------------------------------------------------
June 30, 2004              $ 65,000        194,000         19,000       $240,000
--------------------------------------------------------------------------------
June 30, 2003              $ 37,000         30,000          2,000       $ 65,000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
INVENTORY                 Balance at      Additions      Deductions     Balance
                         beginning of    charged to    shrinkage and     at end
                            period        earnings      obsolescence   of period
--------------------------------------------------------------------------------
June 30, 2005              $229,000        286,000        194,000       $321,000
--------------------------------------------------------------------------------
June 30, 2004              $ 63,000        190,000         24,000       $229,000
--------------------------------------------------------------------------------
June 30, 2003              $244,000         76,000        257,000       $ 63,000
--------------------------------------------------------------------------------

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



SIGNATURES                                TITLE                              DATE
-----------                               -----                              ----
/s/ George R. Jensen, Jr.       Chairman of the Board of Directors        September 28, 2005
-------------------------        and Chief Executive Officer
George R. Jensen, Jr.            (Principal Executive Officer)

/s/ David M. DeMedio            Chief Financial Officer (Principal        September 28, 2005
--------------------------       Accounting Officer)
David M. DeMedio

/s/ Stephen P. Herbert          Chief Operating Officer, President        September 28, 2005
--------------------------       and Director
Stephen P. Herbert

/s/ William W. Sellers          Director                                  September 28, 2005
--------------------------
William W. Sellers

/s/ William L. Van Alen, Jr.    Director                                  September 28, 2005
----------------------------
William L. Van Alen, Jr.

/s/ Douglas M. Lurio            Director                                  September 28, 2005
--------------------------
Douglas M. Lurio

/s/ Steven Katz                 Director                                  September 28, 2005
--------------------------
Steven Katz