Form 10-Q
period 2005-09-30
USA TECHNOLOGIES INC
filed 2005-11-07
CIK 896429

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 1O-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF
      1934

For the transition period from ____________________ to _____________________

                        Commission file number 000-50054


                             USA Technologies, Inc.
                             ----------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of November 4, 2005, there were 453,960,687 shares of Common Stock, no par value, outstanding.

                             USA TECHNOLOGIES, INC.

                                      INDEX

                                                                        PAGE NO.

Part I - Financial Information

   Item 1. Condensed Financial Statements (Unaudited)

      Consolidated Balance Sheets - September 30, 2005
            and June 30, 2005                                               2

      Consolidated Statements of Operations - Three months ended
            September 30, 2005 and 2004                                     3

      Consolidated Statement of Shareholders' Equity - Three months
            ended September 30, 2005                                        4

      Consolidated Statements of Cash Flows - Three months ended
            September 30, 2005 and 2004                                     5

      Notes to Consolidated Financial Statements                            6

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             13

   Item 3. Quantitative and Qualitative Disclosures About Market Risk

   Item 4. Controls and Procedures                                         16

Part II - Other Information

   Item 1. Legal Proceedings                                               16

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     16

   Item 3. Defaults Upon Senior Securities                                 16

   Item 6. Exhibits                                                        17

      Signatures                                                           18

      Certifications                                                       19

                             USA Technologies, Inc.
                           Consolidated Balance Sheets


                                                  September 30,     June 30,
                                                       2005            2005
                                                   (Unaudited)
                                                  -------------   -------------
Assets
Current assets:
  Cash and cash equivalents                       $     829,248   $   2,097,881
  Accounts receivable, less allowance for
    uncollectible accounts of approximately
    $210,000 at September 30, 2005 and
    $196,000 at June 30, 2005                           879,048         744,041
  Finance receivables                                   253,757         255,595
  Inventory                                           1,566,731       1,697,236
  Prepaid expenses and other current assets             189,003         240,324
  Subscriptions receivable                                   --          35,723
  Investment                                             30,535          39,467
                                                  -------------   -------------
Total current assets                                  3,748,322       5,110,267

Finance receivables, less current portion               251,588         269,722
Property and equipment, net                             749,779         684,927
Intangibles, net                                      9,286,082       9,595,232
Goodwill                                              7,663,208       7,663,208
Other assets                                             68,409          68,409
                                                  -------------   -------------
Total assets                                      $  21,767,388   $  23,391,765
                                                  =============   =============

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                $   2,794,381   $   3,265,928
  Accrued expenses                                    1,443,246       1,479,352
  Current obligations under long-term debt               89,460         100,646
  Convertible Senior Notes                            1,164,836       1,252,161
                                                  -------------   -------------
Total current liabilities                             5,491,923       6,098,087

Convertible Senior Notes, less current portion        8,091,894       7,897,314
Long-term debt, less current portion                     64,346          87,179
                                                  -------------   -------------
Total liabilities                                    13,648,163      14,082,580

Commitments and contingencies (Note 6)

Shareholders' equity:
  Preferred Stock, no par value:
    Authorized shares - 1,800,000
    Series A Convertible Preferred - Authorized
      shares-900,000 Issued and outstanding
      shares- 521,642 as of September 30, 2005
      and 522,742 as of June 30, 2005
      (liquidation preference of $13,052,450
      at September 30, 2005)                          3,695,068       3,702,856
  Common Stock, no par value:
    Authorized shares - 560,000,000
    Issued and outstanding shares - 449,233,378
      at September 30, 2005 and 433,567,931 at
      June 30, 2005                                 123,639,427     121,598,475
  Subscriptions receivable                             (233,850)       (233,850)
  Accumulated other comprehensive income (loss)          (5,852)          3,080
  Accumulated deficit                              (118,975,568)   (115,761,376)
                                                  -------------   -------------
Total shareholders' equity                            8,119,225       9,309,185
                                                  -------------   -------------
Total liabilities and shareholders' equity        $  21,767,388   $  23,391,765
                                                  =============   =============

See accompanying notes.

                             USA Technologies, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  Three months ended
                                                     September 30,
                                                 2005             2004
                                            -------------    -------------
Revenues:
  Equipment sales                           $   1,072,370    $     765,346
  License and transaction fees                    291,516          267,232
                                            -------------    -------------
Total revenues                                  1,363,886        1,032,578

  Cost of sales                                 1,048,959          902,044
                                            -------------    -------------
Gross profit                                      314,927          130,534

Operating expenses:

  General and administrative                    1,107,503        1,442,178
  Compensation                                  1,353,596        1,300,022
  Depreciation and amortization                   409,793          396,178
                                            -------------    -------------
Total operating expenses                        2,870,892        3,138,378
                                            -------------    -------------
Operating loss                                 (2,555,965)      (3,007,844)

Other income (expense):
  Interest income                                  20,492           10,537
  Interest expense:
    Coupon or stated rate                        (345,002)        (296,591)
    Non-cash interest and amortization
      of debt discount                           (316,397)        (346,739)
                                            -------------    -------------
  Total interest expense                         (661,399)        (643,330)
                                            -------------    -------------
Total other income (expense)                     (640,907)        (632,793)
                                            -------------    -------------
Net loss                                       (3,196,872)      (3,640,637)
Cumulative preferred dividends                   (392,057)        (392,057)
                                            -------------    -------------
Loss applicable to common shares            $  (3,588,929)   $  (4,032,694)
                                            =============    =============

Loss per common share (basic and diluted)   $       (0.01)   $       (0.01)
                                            =============    =============

Weighted average number of common shares
  outstanding (basic and diluted)
                                              402,765,774      355,719,640
                                            =============    =============

See accompanying notes.

                             USA Technologies, Inc.
                 Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                     Series A                                        Accumulated
                                   Convertible                                          Other
                                    Preferred         Common      Subscriptions     Comprehensive      Accumulated
                                      Stock           Stock         Receivable      Income (Loss)        Deficit           Total
                                  --------------   ------------   --------------    --------------    --------------    -----------
Balance, June 30, 2005            $    3,702,856   $121,598,475   $     (233,850)   $        3,080    $ (115,761,376)   $ 9,309,185
Issuance of 14,426,900 shares
  of Common Stock to accredited
  investors at varying prices
  per share                                   --      1,807,990               --                --                --      1,807,990
Conversion of 1,100 shares of
  Preferred Stock to 1,110
  shares of Common Stock                  (7,788)         7,788               --                --                --             --
Conversion of $17,320 of
  cumulative preferred
  dividends into 1,732 shares
  of Common Stock at $10.00 per
  share                                                  17,320                                              (17,320)            --
Issuance of 1,185,715 shares of
  Common Stock from the
  conversion of Senior Notes                  --        197,143               --                --                --        197,143
Issuance of 50,000 shares of
  Common Stock for employee
  compensation                                --          7,200               --                --                --          7,200
Stock option compensation
  charges                                     --          3,511               --                --                --          3,511
Comprehensive loss:
  Net loss                                    --             --                                 --        (3,196,872)    (3,196,872)
  Unrealized loss on investment               --             --                             (8,932)               --         (8,932)
                                                                                                                        -----------
Total comprehensive loss                                                                                                 (3,205,804)
                                  --------------   ------------   --------------    --------------    --------------    -----------
Balance, September 30, 2005       $    3,695,068   $123,639,427   $     (233,850)   $       (5,852)   $ (118,975,568)   $ 8,119,225
                                  ==============   ============   ==============    ==============    ==============    ===========

See accompanying notes.

                             USA Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         Three months ended
                                                            September 30,
                                                         2005           2004
                                                     -----------    -----------
Operating activities
Net loss                                             $(3,196,872)   $(3,640,637)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Charges incurred in connection with the
      issuance of Common Stock, Common Stock
      Purchase Warrants and Senior Notes                   7,200          8,500
    Charges incurred in connection with stock
      option compensation                                  3,511             --
    Interest amortization related to Senior Notes        316,397        346,739
    Amortization                                         309,150        309,150
    Depreciation                                         100,643         87,028
    Changes in operating assets and liabilities:
      Accounts receivable                               (135,007)      (112,474)
      Finance receivables                                 19,972        (56,965)
      Inventory                                          130,505       (188,922)
      Prepaid expenses and other assets                   51,321        (48,852)
      Accounts payable                                  (471,547)         5,496
      Accrued expenses                                   (36,106)      (154,567)
                                                     -----------    -----------
Net cash used in operating activities                 (2,900,833)    (3,445,504)

Investing activities
Purchase of property and equipment, net                 (165,495)       (93,904)
Cash received from the sale of assets held for
  sale                                                        --         23,700
                                                     -----------    -----------
Net cash used in investing activities                   (165,495)       (70,204)

Financing activities
Net proceeds from issuance of Common Stock and
  exercise of Common Stock Warrants                    1,807,990        933,411
Collection of subscriptions receivable                    35,723        300,000
Repayment of senior notes                                (12,000)            --
Repayment of long-term debt                              (34,018)      (110,278)
                                                     -----------    -----------
Net cash provided by financing activities              1,797,695      1,123,133
                                                     -----------    -----------

Net decrease in cash and cash equivalents             (1,268,633)    (2,392,575)
Cash and cash equivalents at beginning of period       2,097,881      3,019,214
                                                     -----------    -----------
Cash and cash equivalents at end of period           $   829,248    $   626,639
                                                     ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest                             $   355,039    $   299,848
                                                     ===========    ===========
  Conversion of Senior Notes to Common Stock         $   197,143    $    10,000
                                                     ===========    ===========
  Cancellation of Common Stock in connection with
    the Bayview acquisition                          $        --    $  (322,000)
                                                     ===========    ===========
  Conversion of Convertible Preferred Stock to
    Common Stock                                     $     7,788    $        --
                                                     ===========    ===========
  Conversion of Convertible Preferred Dividends to
    Common Stock                                     $    17,320    $        --
                                                     ===========    ===========

See accompanying notes.

1. Accounting Policies

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2005. In the opinion of management, all adjustments considered necessary, consisting of normal recurring adjustments, have been included. Operating results for the three-month month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. The balance sheet at June 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company continues to incur operating losses and has a working capital deficiency. These factors raise doubt about the Company's ability to continue as a going concern. Management believes that the actions presently considered or being taken, as described in the liquidity and capital resources section of item 2, will allow the company to continue as a going concern.

For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2005.

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

Income Taxes

No provision for income taxes has been made in the three months ended September 30, 2005 and 2004 given the Company's losses in 2005 and 2004 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

Loss Per Common Share

Basic earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period plus the dilutive effect (unless such effect is anti-dilutive) of potential common shares. No exercise of stock options, purchase rights, stock purchase warrants, or the conversion of senior notes, debentures, preferred stock, or cumulative preferred dividends was assumed during the periods presented because the assumed exercise of these securities would be anti-dilutive.

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

On July 1, 2006, the Company adopted FAS123(R) using the Modified Prospective Application method. For outstanding nonvested share-based awards as of July 1, 2006, compensation expense for the portion of the award for which the requisite services have not been rendered will be recognized in the Statement of Operations as the services are rendered. Compensation expense will be recognized based on the grant-date fair value of the share-based award as previously calculated under FAS 123 at the time of the grant, however, the Company is required to adjust the compensation expense for expected forfeitures. Awards granted subsequent to July 1, 2005 will be based on the guidance provided by FAS 123(R).

Due to the adoption of FAS 123(R), the Company has recognized $3,511 of compensation expense related to a single grant of 300,000 common stock options during the prior fiscal year for which were not fully vested as of the date of adoption. The remainder of the outstanding common stock options were fully vested as of the date of adoption. The effect of the adoption on the Company's operating loss and net loss for the quarter ended September 30, 2005 was $3,511. There was no impact on cash flows or basic and diluted earnings per share.

There were no stock options granted during the quarter ended September 30, 2005 and 2004. The pro-forma disclosures required by FAS 123(R) have not been included as the pro-forma compensation expense related to the vesting of options during the quarter ended September 30, 2004 was not considered to be material.

2. Accrued Expenses

Accrued expenses consist of the following:

                                                     September 30,    June 30,
                                                          2005          2005
                                                     -------------   ----------
Accrued compensation and related sales commissions   $     367,207   $  404,485
Accrued interest                                           435,459      445,495
Accrued professional fees                                   94,551      151,220
Accrued taxes and filing fees                              100,461       97,860
Accrued consulting fees                                     60,000      122,500
Advanced customer billings                                  82,325       65,385
Accrued other                                              303,243      192,407
                                                     -------------   ----------
                                                     $   1,443,246   $1,479,352
                                                     =============   ==========


3. Senior Notes

As of September 30, 2005, the outstanding balance of Senior Notes was $9,256,730. This is comprised of notes with a face amount of $11,717,391 less unamortized debt discount of $2,460,661.

Debt discount and other issuance costs associated with the Senior Notes are amortized to interest expense over the remaining life of the Senior Notes. Upon conversion of Senior Notes into Common Stock, unamortized costs relating to the notes converted are charged to interest expense. Total charges to interest for amortization of debt discount and other issuance costs were $316,397 for the three months ended September 30, 2005 and $346,739 for the three months ended September 30, 2004.

During the three months ended September 30, 2005 and 2004, Senior Notes totaling $197,143 and $10,000, respectively, were converted into 1,185,715 and 50,000 shares, respectively, of the Company's Common Stock.

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

As a result, the Common Stock underlying the special purchase rights has not and will not be reserved for issuance by the Company. The special purchase rights are non-dilutive and can only be exercised if the shares issuable upon the exercise of the special purchase rights are made available through the prepayment by the Company of the currently outstanding Convertible Senior Notes that are convertible at $.20 per share. As of the date hereof, there are approximately $9,000,000 principal amount of these Convertible Senior Notes currently outstanding. The holders of the special purchase rights shall provide the Company with at least 14-days advance notice of the intent to exercise the special purchase rights. If the Company is not able to make the shares available through the repayment of the existing Convertible Senior Notes during such period, then the holder shall not be able to exercise the special purchase rights and the special purchase rights attempted to be exercised shall be deemed null and void. In such event, the appropriate principal amount of the related 2008-B Senior Note (i.e., $10,000 principal amount for each 100,000 of purchase rights) shall become due and payable by the Company within six months. In addition, the interest rate on the principal amount of the related 2008-B Senior Note shall increase from 10% to 12% per annum effective retroactively from and after the original issuance date of the related 2008-B Senior Note. The 2008-B Senior Notes as well as any shares to be issued upon exercise of the special purchase rights have not been registered under the Act and can not be sold or transferred unless the shares or the 2008-B Senior Notes are so registered or are transferred or sold pursuant to an exemption from registration. As of October 21, 2005, there have been no issuances of the 2008-B Senior Notes.

4. Common Stock

On April 4, 2005, the Company entered into a Common Stock Purchase Agreement ("2005 Common Stock Agreement") that terminates August 11, 2007. Pursuant to the 2005 Common Stock Agreement, an accredited investor agreed to purchase shares of the Company's Common Stock, provided that the aggregate purchase price does not exceed $10,000,000. Under the 2005 Common Stock Agreement, the Company has the right at any time to require the investor to purchase Common Stock from the Company at the lower of: (i) $0.30 per share; or (ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to the investor of notice of his obligation to purchase. During any calendar month, the investor cannot be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $800,000. The Company can require the investor to purchase shares under the Common Stock Agreement only if the shares have been registered by the Company for resale under the Act. Although the Company filed a registration statement related to this agreement that included 20,500,000 shares of Common Stock and was effective May 13, 2005, the Company has the right in the future, if necessary, to register additional shares in order to ensure that a sufficient number of shares are available for purchase by the investor. During the three months ended September 30, 2005, the Company issued 14,426,900 shares of Common Stock under the 2005 Common Stock Agreement for total gross proceeds of $1,807,990.

5. Common Stock Warrants

As of September 30, 2005, there were 32,132,019 Common Stock warrants outstanding, all of which were exercisable at exercise prices ranging from $0.07 to $1.25 per share.

6. Commitments and Contingencies

Various legal actions and claims occurring in the normal course of business are pending or may be instituted or asserted in the future against the Company. The Company does not believe that the resolution of these matters will have a material effect on the financial position or results of operations of the Company.

As previously reported, a Complaint was filed against the Company by Swartz Private Equity, LLC ("Swartz") alleging that the Company breached various agreements entered into with Swartz in August and September 2000 in connection with the so-called equity line of credit provided by Swartz to the Company. The Complaint requests money damages of $4,350,381 representing the alleged value of the warrants currently held by or claimed to be due to Swartz, money damages of $196,953 representing a termination fee allegedly due in connection with the termination of the agreements, and unspecified money damages relating to the alleged breach of the rights of first refusal.

The Company's response to the Complaint denied any liability to Swartz and asserted various counterclaims against Swartz that seek money damages and other affirmative relief against Swartz. The Company's response, among other things, states that the entire transaction is void and unenforceable because Swartz had failed to register as a broker-dealer under applicable Federal and state securities laws as required in order for Swartz to be engaged in the business of providing equity line products. In September 2005, the Company served various discovery requests upon Swartz that have not been responded to by Swartz as of the date hereof.

The Company intends to vigorously defend this action and to prosecute its counterclaims. In particular, the Company believes it has a substantial defense to the Complaint because Swartz was not registered as a broker-dealer, and intends to vigorously pursue this defense. At the present time, the Company is unable to estimate the possible range of damages that the Company might incur should this action be resolved against the Company.

As of September 30, 2005, the Company had committed to purchase approximately $529,000 of inventory from a third party contract manufacturer through December 31, 2005.

7. Subsequent Events

During October 2005, the Company approved a non-dilutive private placement offering of up to $2,333,333 of principal amount 10% Convertible Senior Notes due June 30, 2008 (the "2008-C Senior Notes") to the holders of the 2005-D Common Stock Warrants, which were received in connection with an offering that commenced on March 22, 2005 and ended on April 15, 2005 ("2005-D Private Placement Offering) in which accredited investors purchased Common Stock at $0.15 per share. The 2008-C Senior Note offering will terminate on November 30, 2005. The holders of the 2005-D Common Stock Warrants shall have the right to purchase the principal amount of the 2008-C Senior Notes equal to the number of 2005-D Common Stock Warrants multiplied by $0.10. Upon any investment in the offering, the corresponding 2005-D Common Stock Warrants shall be cancelled, resulting in a non-dilutive offering. Interest on the 2008-C Senior Notes shall be paid on a quarterly basis in arrears at the rate of 10% per annum with the outstanding principal amount of the 2008-C Senior Notes together with all accrued and unpaid interest thereon to be paid in full no later than June 30, 2008. The 2008-C Senior Notes are convertible at any time into Common Stock at the rate of $0.10 per share. If all of the 2008-C Senior Notes were sold, the Company would cancel the corresponding 23,333,333 2005-D Common Stock Warrants and if the 2008-C Senior Notes were then converted, the Company would issue an aggregate of 23,333,333 shares on Common Stock. In addition, for each $10,000 investment in the 2008-C Senior Notes, the subscriber would also receive a special purchase right to purchase up to 100,000 shares of Common Stock at $.20 per share at any time on or before December 31, 2008. If all of the 2008-C Senior Notes are sold, the Company would issue special purchase rights to acquire up to 23,333,333 shares of Common Stock at $.20 per share.

As of the date hereof, the number of issued and outstanding shares on a fully diluted basis is slightly less than the number of our authorized shares. As a result, the Common Stock underlying the special purchase rights has not and will not be reserved for issuance by the Company. The special purchase rights are non-dilutive and can only be exercised if the shares issuable upon the exercise of the special purchase rights are made available through the prepayment by the Company of the currently outstanding Convertible Senior Notes that are convertible at $.20 per share. As of the date hereof, there are approximately $9,000,000 principal amount of these Convertible Senior Notes currently outstanding. The holders of the special purchase rights shall provide the Company with at least 14-days advance notice of the intent to exercise the special purchase rights. If the Company is not able to make the shares available through the repayment of the existing Convertible Senior Notes during such period, then the holder shall not be able to exercise the special purchase rights and the special purchase rights attempted to be exercised shall be deemed null and void. In such event, the appropriate principal amount of the related 2008-C Senior Note (i.e., $10,000 principal amount for each 100,000 of purchase rights) shall become due and payable by the Company within three months. In addition, the interest rate on the principal amount of the related 2008-B Senior Note shall increase from 10% to 12% per annum effective retroactively from and after the original issuance date of the related 2008-C Senior Note. The 2008-C Senior Notes as well as any shares to be issued upon exercise of the special purchase rights have not been registered under the Act and can not be sold or transferred unless the shares or the 2008-C Senior Notes are so registered or are transferred or sold pursuant to an exemption from registration. As of November 4, 2005, there were issuances of $373,333 of the 2008-C Senior Notes.

During October 2005, the Company approved a temporary reduction in the exercise price of the 2005-D Common Stock Warrants from $0.15 to $0.10 per share through November 30, 2005. As of November 4, 2005, the Company received $300,000 and issued 3,000,000 shares of Common Stock as a result of the exercise of the 2005-D Common Stock Warrants at $.10 per share.

During October 2005, the Company approved a non-dilutive private placement offering of up to $1,000,000 of Notes ("Bridge Notes") due January 6, 2006 with interest payable on the due date at a rate of 10% per annum. The offering will terminate on November 30, 2005. If all of the aforementioned 2008-C Senior Notes have not been subscribed on the due date of the Bridge Notes, the Bridge Notes would be automatically exchanged for a like principal amount of new Convertible Senior Notes due December 31, 2010 ("2010-B Senior Notes"), otherwise the principal amount will be repaid. Interest on the 2010-B Senior Notes would be payable quarterly at 10% per annum and would be convertible into Common Shares at $0.10 per share.

In addition, for each $10,000 of 2010-B Senior Notes issued in exchange for the Bridge Notes, the Company would also issue special purchase rights that would enable the holder to purchase up to 100,000 shares of Common Stock at $0.20 per share through December 31, 2008. The proceeds from the exercise of special purchase rights would be used to prepay the existing convertible senior notes of the Company that are convertible at $0.20 per share, therefore making the special purchase rights non-dilutive. If all of the Bridge Notes are exchanged for 2010-B Senior Notes, the Company would issue special purchase rights to acquire up to 10,000,000 shares of Common Stock. As of the date hereof, the number of issued and outstanding shares on a fully diluted basis is slightly less than the number of our authorized shares. As a result, the Common Stock underlying the special purchase rights has not and will not be reserved for issuance by the Company. The special purchase rights are non-dilutive and can only be exercised if the shares issuable upon the exercise of the special purchase rights are made available through the prepayment by the Company of the currently outstanding Convertible Senior Notes that are convertible at $.20 per share. As of the date hereof, there are approximately $9,000,000 principal amount of these Convertible Senior Notes currently outstanding. The holders of the special purchase rights shall provide the Company with at least 14-days advance notice of the intent to exercise the special purchase rights. If the Company is not able to make the shares available through the repayment of the existing Convertible Senior Notes during such period, then the holder shall not be able to exercise the special purchase rights and the special purchase rights attempted to be exercised shall be deemed null and void. In such event, the appropriate principal amount of the related 2010-B Senior Note (i.e., $10,000 principal amount for each 100,000 of purchase rights) shall become due and payable by the Company within three months. In addition, the interest rate on the principal amount of the related 2010-B Senior Note shall increase from 10% to 12% per annum effective retroactively from and after the original issuance date of the related 2010-B Senior Note. The 2010-B Senior Notes as well as any shares to be issued upon exercise of the special purchase rights have not been registered under the Act and can not be sold or transferred unless the shares or the 2010-B Senior Notes are so registered or are transferred or sold pursuant to an exemption from registration. Through November 4, 2005, the Company issued $200,000 of the Bridge Notes.

From October 1 through November 4, the Company issued an additional 1,725,998 shares of Common Stock under the 2005 Common Stock Agreement for total gross proceeds of $160,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Form 10-Q contains certain forward looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," "expects," "anticipates," or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company's actual results to differ materially from those projected, include, for example (i) the ability of the Company to generate sufficient sales to generate operating profits, or to sell products at a profit, (ii) the ability of the Company to raise funds in the future through sales of securities, (iii) whether the Company is able to enter into binding agreements with third parties to assist in product or network development, (iv) the ability of the Company to commercialize its developmental products, or if actually commercialized, to obtain commercial acceptance thereof, (v) the ability of the Company to compete with its competitors to obtain market share, (vi) the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations, including but not limited to Senior Notes, or to fund development and marketing of its products, (vii) the ability of the Company to obtain approval of its pending patent applications or the risk that its technologies would infringe patents owned by others, (viii) the ability of the Company to satisfy its trade obligations included in accounts payable and accrued liabilities, and (ix) the ability of the Company to predict or estimate its future quarterly or annual revenues given the developing and unpredictable market for its products and the lack of established revenues. Although the Company believes that the forward looking statements contained herein are reasonable, it can give no assurance that the Company's expectations will be met.

Results of Operations

Three months ended September 30, 2005

Revenues for the three months ended September 30, 2005 were $1,363,886 compared to $1,032,578 for the corresponding three-month period in the previous fiscal year. This $331,308 or 32% increase was primarily due to an increase in equipment sales of approximately $307,000 and license and transaction fees of approximately $24,000. The increase in equipment sales was due to an increase in sales of approximately $64,000 of energy conservation equipment, approximately $149,000 in laundry equipment, and approximately $135,000 in e-Port vending equipment sales, offset by a decrease of approximately $36,000 in sales of business centers.

Cost of sales for the period consisted of equipment costs of approximately $856,000 and network and transaction related costs of $193,000. The increase in cost of sales of $146,915 or 16% over the prior year period was due to an increase in equipment costs of approximately $414,000, offset by a decrease of approximately $267,000 of network and transaction related costs.

Gross profit for the three months ended September 30, 2005 was $314,927, compared to gross profit of $130,534 for the corresponding three-month period in the previous fiscal year. This 141% increase is due to the combined effect of the increase in energy, laundry and vending equipment sales and the decrease in network and transaction related costs.

General and administrative expense of $1,107,503 decreased by $334,675 or 23% primarily due to a reduction in consulting fees of approximately $250,000 and a reduction in public relations fees of approximately $56,000.

Compensation expense of $1,353,596 increased by $53,574 or 4% primarily due to an increase in salaries expense of approximately $40,000 due to an increase in the number of employees and annual salary increases.

The quarter ended September 30, 2005 resulted in a net loss of $3,196,872 (approximately $0.7 million of non-cash charges) compared to a net loss of $3,640,637 (approximately $0.8 million of non-cash charges) for the quarter ended September 30, 2004.

Liquidity and Capital Resources

For the three months ended September 30, 2005, net cash of $2,900,833 was used by operating activities, primarily due to the net loss of $3,196,872 offset by non-cash charges totaling $736,901 for transactions involving the issuance of Common Stock for services, depreciation and amortization of assets, and amortization of debt discount. In addition to these non-cash charges, the Company's net operating assets decreased by $440,862 primarily due to a decrease in accounts payable.

Proceeds from financing activities for the three months ended September 30, 2005 provided $1,797,695 of funds, which were necessary to support cash used in operating and investing activities. Net proceeds of $1,797,695 were realized from the issuance of Common Stock ($1,807,990), the collection of Common Stock subscriptions receivable ($35,723), offset by cash used to repay long-term debt ($34,018) and Senior Notes ($12,000).

The Company has incurred losses since inception. Cumulative losses through September 30, 2005 amounted to approximately $119,000,000. The Company has continued to raise capital through equity and debt offerings to fund operations.

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

As of September 30, 2005, the Company had approximately $829,000 of cash and cash equivalents on hand.

On April 4, 2005, the Company and an accredited investor entered into a new Common Stock Purchase Agreement ("2005 Common Stock Agreement") that terminates August 11, 2007, as more fully described in Note 4 to the accompanying Condensed Consolidated Financial Statements. As of November 4, 2005, there are approximately 850,000 shares that remain registered for issuance under the 2005 Common Stock Agreement. Based upon a share price of $.10, these shares would provide approximately $85,000 of available funds. After considering these funds, approximately $7,500,000 of funds remain available under this 2005 Common Stock Agreement, however, the Company would be required to increase the number of its authorized shares and register these shares for resale under the Act.

On September 26, 2005, the Company approved a private placement offering (non-dilutive), expiring November 30, 2005, of up to $2,000,000 of principal amount 10% Senior Notes due December 31, 2008 (the "2008-B Senior Notes"), as more fully described in Note 3 to the accompanying Condensed Consolidated Financial Statements. Through November 4, 2005, the Company has not sold any of the 2008-B Senior Notes.

During October 2005, the Company approved a non-dilutive private placement offering of up to $2,333,333 of principal amount 10% Convertible Senior Notes due June 30, 2008 (the "2008-C Senior Notes") to the holders of the 2005-D Common Stock Warrants, as more fully described in Note 7 to the accompanying Condensed Consolidated Financial Statements. Through November 4, 2005, the Company has sold $373,333 of the 2008-C Senior Notes.

During October 2005, the Company approved a temporary reduction in the exercise price of the 2005-D Common Stock Warrants from $0.15 to $0.10 per share through November 30, 2005. As of November 4, 2005, the Company received $300,000 and issued 3,000,000 shares of Common Stock as a result of the exercise of the 2005-D Common Stock Warrants at $.10 per share.

During October 2005, the Company approved a non-dilutive private placement offering of up to $1,000,000 of Notes ("Bridge Notes") due January 6, 2006 with interest payable on the due date at a rate of 10% per annum. If all of the aforementioned 2008-C Senior Notes have not been subscribed on the due date of the Bridge Notes, the Bridge Notes would be automatically exchanged for a like principal amount of new Convertible Senior Notes due December 31, 2010 ("2010-B Senior Notes"), otherwise the principal amount will be repaid, as more fully described in Note 7 to the accompanying Condensed Consolidated Financial Statements. Through November 4, 2005, the Company issued $200,000 of the Bridge Notes.

Funding sources in place to meet the Company's cash requirements for the year ending June 30, 2006 are primarily comprised of approximately $829,000 in cash and cash equivalents on hand as of September 30, 2005, the proceeds that are available under the 2005 Common Stock Purchase Agreement detailed above ($85,000 at $0.10 per share), the proceeds anticipated to be received in connection with the sales of the 2008-B Senior Notes of up to $2,000,000, the proceeds anticipated to be received in connection with the sales of the 2008-C Senior Notes of up to $2,333,333, the proceeds anticipated to be received in connection with sales of the Bridge Notes of up to $1,000,000, and future exercises of warrants issued in connection with the 2005-D Private Placement Offering. The Company believes these sources should provide sufficient funds through March 31, 2006, including repayment of approximately $900,000 of Senior Notes scheduled to mature on December 31, 2005. Subsequent to March 31, 2006, and assuming that there would be no material increase in revenues, the Company anticipates meeting its liquidity needs through a combination of issuing debt securities or additional equity securities. For example, the Company could issue additional equity securities for up to approximately $7,500,000 under its existing 2005 Common Stock Agreement as more fully described above. If the Company is required to issue additional equity securities, the Company would be required to increase the number of its authorized and outstanding shares, as the number of issued and outstanding shares on a fully diluted basis as of the date hereof is only slightly less than the number of authorized shares (560,000,000).

If the capital resources described above do not materialize, or if the Company is unsuccessful in meeting its forecasted operating plans, the Company has the alternative of significantly reducing its expenses and operations to remain in business.

The Company has scheduled its Annual Meeting of Shareholders for December 13, 2005. The matters scheduled for consideration and approval by the shareholders at the Annual Meeting are the election of Directors, the ratification of the appointment of the Company's independent registered public accounting firm, and the increase of the authorized shares of Common Stock to 640,000,000 shares.

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

The principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of September 30, 2005. Based on this evaluation, they conclude that the disclosure controls and procedures effectively ensure that the information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls.

There have been no changes during the quarter ended September 30, 2005 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

See Note 6 to the accompanying Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2005, the Company issued to Steve Illes 14,426,900 shares of Common Stock for an aggregate purchase price of $1,807,990 pursuant to a Common Stock Purchase Agreement dated April 4, 2005 between Mr. Illes and the Company. The offer and sale of the shares were exempt from registration under Rule 506 promulgated under Section 4(2) of the Act. Mr. Illes is an accredited investor, made appropriate investment representations, was afforded access to all public filings and all other information that the Company could reasonably obtain. We have agreed to register the shares for resale under the Act.

During the quarter ended September 30, 2005, the Company issued an aggregate of 1,185,715 shares of Common Stock to 6 holders of its Convertible Senior Notes upon their conversion for an aggregate of $197,143. Of such Convertible Senior Notes, $157,143 were converted at $.20 per share and $40,000 were converted at $.10 per share. The offer and sales of the shares was exempt from the registration requirements of the Act under Rule 506 promulgated thereunder. In this regard, the offer and sale thereof was to existing security holders and did not involve any general advertising or solicitation and the securities contained appropriate restrictive legends under the Act.

Item 3. Defaults Upon Senior Securities

There were no defaults on any senior securities. However, on August 1, 2005, an additional $392,057 of dividends accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of October 27, 2005 are $7,836,030. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

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

                                     USA TECHNOLOGIES, INC.

Date:  November 7, 2005              /s/ George R. Jensen, Jr.
                                     -----------------------------------------
                                     George R. Jensen, Jr., Chairman,
                                     Chief Executive Officer

Date:  November 7, 2005              /s/ David M. DeMedio
                                     -----------------------------------------
                                     David M. DeMedio, Chief Financial Officer