Form 10-Q
period 2005-12-31
USA TECHNOLOGIES INC
filed 2006-02-14
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, ora non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 3, 2006, there were 498,614,858 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.
Consolidated Balance Sheets

	December 31,	June 30,
	2005 (Unaudited)	2005
Assets
Current assets:
Cash and cash equivalents	$4,081,716	$2,097,881
Accounts receivable, less allowance for uncollectible accounts of approximately $91,000 at December 31, 2005 and $196,000 at June 30, 2005	1,422,457	744,041
Finance receivables	255,430	255,595
Inventory	1,347,916	1,697,236
Prepaid expenses and other current assets	127,888	240,324
Subscriptions receivable	-	35,723
Investment	24,220	39,467
Total current assets	7,271,627	5,110,267

Finance receivables, less current portion	228,573	269,722
Property and equipment, net	920,983	684,927
Intangibles, net	8,976,932	9,595,232
Goodwill	7,663,208	7,663,208
Other assets	68,409	68,409
Total assets	$25,129,732	$23,391,765

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,766,961	$3,265,928
Accrued expenses	1,440,818	1,479,352
Current obligations under long-term debt	105,810	100,646
Convertible Senior Notes	2,718,793	1,252,161
Total current liabilities	7,032,082	6,098,087

Convertible Senior Notes, less current portion	7,870,665	7,897,314
Long-term debt, less current portion	67,069	87,179
Total liabilities	14,970,116	14,082,580

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred Stock, no par value:
Authorized shares- 1,800,000
Series A Convertible Preferred- Authorized shares-900,000 Issued and outstanding shares- 521,642 as of December 31, 2005 and 522,742 as of June 30, 2005 (liquidation preference of $13,052,450 at December 31, 2005)	3,695,068	3,702,856
Common Stock, no par value:
Authorized shares- 640,000,000
Issued and outstanding shares- 494,603,015 at December 31, 2005 and 433,567,931 at June 30, 2005	128,316,374	121,598,475
Subscriptions receivable	—	(233,850)
Accumulated other comprehensive income (loss)	(12,167)	3,080
Accumulated deficit	(121,839,659)	(115,761,376)
Total shareholders’ equity	10,159,616	9,309,185
Total liabilities and shareholders’ equity	$25,129,732	$23,391,765

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Revenues:
Equipment sales	$1,666,675	$882,731	$2,739,045	$1,648,076
License and transaction fees	291,078	252,718	582,594	519,950
Total revenues	1,957,753	1,135,449	3,321,639	2,168,026

Cost of sales	1,169,871	792,744	2,218,830	1,694,787
Gross profit	787,882	342,705	1,102,809	473,239

Operating expenses:
General and administrative	1,136,470	1,750,016	2,239,773	3,171,900
Compensation	1,435,568	1,359,056	2,793,364	2,679,371
Depreciation and amortization	421,981	392,356	831,774	788,535
Total operating expenses	2,994,019	3,501,428	5,864,911	6,639,806
Operating loss	(2,206,137)	(3,158,723)	(4,762,102)	(6,166,567)

Other income (expense):
Interest income	16,288	9,554	36,781	20,091
Interest expense: Coupon or stated rate	(358,459)	(298,082)	(703,462)	(594,673)
Non-cash interest and amortization of debt discount	(315,783)	(357,753)	(632,180)	(704,492)
Total interest expense	(674,242)	(655,835)	(1,335,642)	(1,299,165)
Total other income (expense)	(657,954)	(646,281)	(1,298,861)	(1,279,074)
Net loss	(2,864,091)	(3,805,004)	(6,060,963)	(7,445,641)
Cumulative preferred dividends	--	--	(392,057)	(392,057)
Loss applicable to common shares	$(2,864,091)	$(3,805,004)	$(6,453,020)	$(7,837,698)

Loss per common share (basic and diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding (basic and diluted)	471,035,194	376,933,808	455,916,713	366,326,724

See accompanying notes

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A Convertible Preferred Stock	Common Stock	Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, June 30, 2005	$3,702,856	$121,598,475	$(233,850)	$3,080	$(115,761,376)	$9,309,185
Issuance of 56,999,898 shares of Common Stock to accredited investors at varying prices per share	—	6,052,340	—	—	—	6,052,340
Exercise of 3,680,000 2005-D Common Stock Warrants at $0.10 per share	—	368,000	—	—	—	368,000
Cancellation of 1,559,000 shares of Common Stock issued as part of the 2005-D private placement	—	(233,850)	233,850	—	—	—
Conversion of 1,100 shares of Preferred Stock to 1,110 shares of Common Stock	(7,788)	7,788	—	—	—	—
Conversion of $17,320 of cumulative preferred dividends into 1,732 shares of Common Stock at $10.00 per share	—	17,320	—	—	(17,320)	—
Issuance of 1,841,354 shares of Common Stock from the conversion of Senior Notes	—	259,135	—	—	—	259,135
Debt discount related to the beneficial conversion feature on Senior Notes	—	46,322	—	—	—	46,322
Issuance of special purchase rights in conjunction with the 2008-C Senior Notes	—	184,542	—	—	—	184,542
Issuance of 70,000 shares of Common Stock for employee compensation	—	9,280	—	—	—	9,280
Stock option compensation charges	—	7,022	—	—	—	7,022
Comprehensive loss:
Net loss	—	—	—	—	(6,060,963)	(6,060,963)
Unrealized loss on investment	—	—	—	(15,247)	—	(15,247)
Total comprehensive loss						(6,076,210)
Balance, December 31, 2005	$3,695,068	$128,316,374	$—	$(12,167)	$(121,839,659)	$10,159,616

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	December 31,
	2005	2004
Operating activities
Net loss	$(6,060,963)	$(7,445,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Charges incurred in connection with the issuance of Common Stock, Common Stock Purchase Warrants and Senior Notes	9,280	59,570
Charges incurred in connection with stock option compensation	7,022	—
Interest amortization related to Senior Notes	632,180	704,492
Amortization	618,300	618,301
Depreciation	213,474	170,234
Changes in operating assets and liabilities:
Accounts receivable	(690,416)	(48,121)
Finance receivables	41,314	(90,194)
Inventory	349,320	135,307
Prepaid expenses and other assets	112,437	3,346
Accounts payable	(498,967)	(90,210)
Accrued expenses	(38,534)	(355,679)
Net cash used in operating activities	(5,305,553)	(6,338,595)

Investing activities
Purchase of property and equipment, net	(449,531)	(119,784)
Cash received from the sale of assets held for sale	—	23,700
Net cash used in investing activities	(449,531)	(96,084)

Financing activities
Net proceeds from issuance of Common Stock and exercise of Common Stock Warrants	6,420,340	4,145,954
Collection of subscriptions receivable	35,723	300,000
Net proceeds from the issuance of senior notes	1,297,801	1,108,803
Net repayment of long-term debt	(14,945)	(203,370)
Net cash provided by financing activities	7,738,919	5,351,387

Net increase (decrease) in cash and cash equivalents	1,983,835	(1,083,292)
Cash and cash equivalents at beginning of period	2,097,881	3,019,214
Cash and cash equivalents at end of period	$4,081,716	$1,935,922

Supplemental disclosures of cash flow information:
Cash paid for interest	$697,714	$648,123
Conversion of Senior Notes to Common Stock	$259,135	$47,292
Beneficial conversion feature related to Senior Notes	$46,322	$316,620
Cancellation of Common Stock in connection with the Bayview acquisition	$—	$(322,000)
Conversion of Convertible Preferred Stock to Common Stock	$7,788	$—
Conversion of Convertible Preferred Dividends to Common Stock	$17,320	$—

See accompanying notes.

1.	Accounting Policies

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2005. In the opinion of management, all adjustments considered necessary, consisting of normal recurring adjustments, have been included. Operating results for the six-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. The balance sheet at June 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company continues to incur operating losses. These factors raise doubt about the Company’s ability to continue as a going concern. Management believes that the actions presently considered or being taken, as described in the liquidity section of item 2, will allow the Company to continue as a going concern.

For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

1.	Accounting Policies (Continued)

Inventory

Inventory consists of finished goods and packaging materials. Through November 30, 2005, inventory was stated at the lower of cost (first-in, first-out basis) or market. Due to the implementation of a new accounting system on December 1, 2005, the Company's inventory is stated at the lower of cost (average cost basis) or market. The Company determined that the change in accounting principle was not material and therefore have excluded the current and cumulative effect of the change and pro forma disclosures.

Income Taxes

No provision for income taxes has been made in the six months ended December 31, 2005 and 2004 given the Company’s losses in 2005 and 2004 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

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

Accounting For Stock Options

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”), which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

On July 1, 2005, the Company adopted FAS123(R) using the Modified Prospective Application method. For outstanding nonvested share-based awards as of July 1, 2005, compensation expense for the portion of the award for which the requisite services have not been rendered will be recognized in the Statement of Operations as the services are rendered. Compensation expense will be recognized based on the grant-date fair value of the share-based award as previously calculated under FAS 123 at the time of the grant, however, the Company is required to adjust the compensation expense for expected forfeitures. Awards granted subsequent to July 1, 2005 will be based on the guidance provided by FAS 123(R).

1.	Accounting Policies (Continued)

Due to the adoption of FAS 123(R), the Company has recognized $7,022 of compensation expense related to a single grant of 300,000 common stock options during the prior fiscal year that were not fully vested as of the date of adoption. The remainder of the outstanding common stock options were fully vested as of the date of adoption. The effect of the adoption on the Company’s operating loss and net loss for the six months ended December 31, 2005 was $7,022. There was no impact on cash flows or basic and diluted earnings per share.

There were no stock options granted during the six months ended December 31, 2005 and 2004. The pro-forma disclosures required by FAS 123 have not been included as the pro-forma compensation expense related to the vesting of options during the six months ended December 31, 2004 was not considered to be material.

2.	Accrued Expenses

Accrued expenses consist of the following:
	December 31,	June 30,
	2005 (Unaudited)	2005
Accrued compensation and related sales commissions	$387,111	$404,485
Accrued interest	451,243	445,495
Accrued professional fees	103,051	151,220
Accrued taxes and filing fees	96,121	97,860
Accrued consulting fees	10,000	122,500
Advanced customer billings	100,342	65,385
Accrued other	292,950	192,407
	$1,440,818	$1,479,352

3.	Senior Notes

As of December 31, 2005, the outstanding balance of Senior Notes was $10,589,458. This is comprised of notes with a face amount of $12,965,200 less unamortized debt discount of $2,375,742.

Debt discount and other issuance costs associated with the Senior Notes are amortized to interest expense over the remaining life of the Senior Notes. Upon conversion of Senior Notes into Common Stock, unamortized discount relating to the notes converted are charged to interest expense. Total charges to interest for amortization of debt discount and other issuance costs were $315,783 and $632,180 for the three and six months ended December 31, 2005, respectively and $357,753 and $704,492 for the three and six months ended December 31, 2004.

During the six months ended December 31, 2005 and 2004, Senior Notes totaling $259,135 and $47,292, respectively, were converted into 1,841,354 and 236,459 shares, respectively, of the Company's Common Stock.

3.	Senior Notes (Continued)

During October 2005, the Company approved a non-dilutive private placement offering of up to $2,333,333 of principal amount 10% Convertible Senior Notes due June 30, 2008 (the “2008-C Senior Notes”) to the holders of the 2005-D Common Stock Warrants, which were received in connection with an offering that commenced on March 22, 2005 and ended on April 15, 2005 (“2005-D Private Placement Offering) in which accredited investors purchased Common Stock at $0.15 per share. The 2008-C Senior Note offering terminated on November 30, 2005. The holders of the 2005-D Common Stock Warrants had the right to purchase the principal amount of the 2008-C Senior Notes equal to the number of 2005-D Common Stock Warrants multiplied by $0.10. Upon the investment in the offering, the corresponding 2005-D Common Stock Warrants were cancelled, resulting in a non-dilutive offering. Interest on the 2008-C Senior Notes shall be paid on a quarterly basis in arrears at the rate of 10% per annum with the outstanding principal amount of the 2008-C Senior Notes together with all accrued and unpaid interest thereon to be paid in full no later than June 30, 2008. The 2008-C Senior Notes are convertible at any time into Common Stock at the rate of $0.10 per share. For each $10,000 investment in the 2008-C Senior Notes, the subscriber received a special purchase right to purchase up to 100,000 shares of Common Stock at $.20 per share at any time on or before December 31, 2008.

The Company issued $544,944 of the 2008-C Senior Notes during the six months ended December 31, 2005 and issued special purchase rights to acquire up to 5,449,443 shares of Common Stock at $.20 per share. During January 2006, the holder of each special purchase right agreed to exchange the purchase rights for warrants to purchase shares of Common Stock at $.20 at anytime prior to December 31, 2008. The fair value of the purchase rights issued in conjunction with the 2008-C Senior Notes created debt discount totaling $184,542, which is being amortized to interest expense through the maturity date of these Senior Notes.

During October 2005, the Company approved a non-dilutive private placement offering of up to $1,000,000 of Notes (“Bridge Notes”) due January 6, 2006 with interest payable on the due date at a rate of 10% per annum. The offering terminated on November 30, 2005. The Company issued $770,000 of the Bridge Notes. As all of the aforementioned 2008-C Senior Notes were not subscribed on the due date of the Bridge Notes, the Bridge Notes were automatically exchanged on January 6, 2006, in accordance with the original terms of Bridge Notes, for a like principal amount of new Convertible Senior Notes due December 31, 2010 (“2010-B Senior Notes”). Interest on the 2010-B Senior Notes is payable quarterly at 10% per annum and is convertible into Common Shares at $0.10 per share. In addition, for each $10,000 of 2010-B Senior Notes issued in exchange for the Bridge Notes, the Company also issued special purchase rights that enable the holder to purchase up to 100,000 shares of Common Stock at $0.20 per share through December 31, 2008. The Company issued $770,000 of the 2010-B Senior Notes and issued special purchase rights to acquire up to 7,700,000 shares of Common Stock at $.20 per share. During January 2006, the holder of each special purchase right agreed to exchange the purchase rights for warrants to purchase shares of Common Stock at $.20 at anytime prior to December 31, 2008.

4.	Common Stock

On April 4, 2005, the Company entered into a Common Stock Purchase Agreement (“2005 Common Stock Agreement”) that terminates August 11, 2007. Pursuant to the 2005 Common Stock Agreement, an accredited investor agreed to purchase shares of the Company’s Common Stock, provided that the aggregate purchase price does not exceed $10,000,000. Under the 2005 Common Stock Agreement, the Company has the right at any time to require the investor to purchase Common Stock from the Company at the lower of: (i) $0.30 per share; or (ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to the investor of notice of his obligation to purchase. During any calendar month, the investor cannot be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $800,000. The Company can require the investor to purchase shares under the Common Stock Agreement only if the shares have been registered by the Company for resale under the Act. Although the Company filed a registration statement related to this agreement that included 20,500,000 shares of Common Stock and was effective May 13, 2005 and filed a registration statement on January 12, 2006 that included 36,000,000 shares that was declared effective on February 14, 2006, the Company has the right in the future, if necessary, to register additional shares in order to ensure that a sufficient number of shares are available for purchase by the investor. During the six months ended December 31, 2005, the Company issued 16,999,898 shares of Common Stock under the 2005 Common Stock Agreement for total gross proceeds of $2,052,690.

On December 13, 2005, the Company entered into a Stock Purchase Agreement with Wellington Management Company, LLP, a large Boston-based institutional investor, on behalf of certain of its clients (“Wellington”). Under this agreement, the Company sold to Wellington 40,000,000 shares of Common Stock for $.10 per share for an aggregate of $4,000,000.

5.	Common Stock Warrants

As of December 31, 2005, there were 21,443,576 Common Stock warrants outstanding, all of which were exercisable at exercise prices ranging from $0.07 to $1.25 per share.

During October 2005, the Company approved a temporary reduction in the exercise price of the 2005-D Common Stock Warrants from $0.15 to $0.10 per share through November 30, 2005. The Company received $368,000 and issued 3,680,000 shares of Common Stock as a result of the exercise of the 2005-D Common Stock Warrants at $.10 per share.

6.	Commitments and Contingencies

Various legal actions and claims occurring in the normal course of business are pending or may be instituted or asserted in the future against the Company. The Company does not believe that the resolution of these matters will have a material effect on the financial position or results of operations of the Company.

6.	Commitments and Contingencies (Continued)

As previously reported, a Complaint was filed against the Company by Swartz Private Equity, LLC (“Swartz”) alleging that the Company breached various agreements entered into with Swartz in August and September 2000 in connection with the so-called equity line of credit provided by Swartz to the Company. The Complaint requests money damages of $4,350,381 representing the alleged value of the warrants currently held by or claimed to be due to Swartz, money damages of $196,953 representing a termination fee allegedly due in connection with the termination of the agreements, and unspecified money damages relating to the alleged breach of the rights of first refusal.

The Company’s response to the Complaint denied any liability to Swartz and asserted various counterclaims against Swartz that seek money damages and other affirmative relief against Swartz. The Company’s response, among other things, states that the entire transaction is void and unenforceable because Swartz had failed to register as a broker-dealer under applicable Federal and state securities laws as required in order for Swartz to be engaged in the business of providing equity line products. In September 2005, the Company served various discovery requests upon Swartz that have been partially responded to by Swartz as of the date hereof.

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

As of December 31, 2005, the Company had committed to purchase approximately $529,000 of inventory from a third party contract manufacturer through December 31, 2005. As of December 31, 2005, the Company had purchased approximately $482,000 of this inventory and expects to receive the remainder of the units from the contract manufacturer upon completion of manufacturing during the third quarter of fiscal year 2006.

7.	Subsequent Events

On January 9, 2006, the Company entered into a Stock Purchase Agreement with Rationalwave Onshore Equity Fund, LP (“Rationalwave”). Under this agreement, the Company sold to Rationalwave 4,000,000 shares of Common Stock for $.10 per share for an aggregate of $400,000.

On January 1, 2006, the Company repaid all of the Senior Notes that matured on December 31, 2005 for a total repayment of $910,262.

On January 6, 2006, the Company automatically exchanged $770,000 of Bridge Notes for a like amount of 2010-B Senior Notes, as more fully described in Note 3.

7.	Subsequent Events (Continued)

On February 7, 2006, our shareholders approved a 1-for100 reverse stock split of our Common Stock. The effective date of the reverse stock split will be February 17, 2006. On the effective date of the reverse stock split, (i) each 100 shares of outstanding Common Stock would be reduced to one share of Common Stock; (ii) the number of shares of Common Stock into which each outstanding warrant, or option is exercisable would be proportionately reduced on a 100-to-1 basis; (iii) the exercise price of each outstanding warrant, or option would be proportionately increased on a 1-to-100 basis; (iv) the number of shares of Common Stock into which each share of Series A Preferred Stock is convertible would be reduced from 1 share to one-hundredth of a share, and each share would be entitled to one-hundredth of a vote rather than one vote per share as currently provided; (v) the conversion rate of the accrued and unpaid dividends on the Series A Preferred Stock would be increased from $10.00 to $1,000.00 per share of Common Stock; (vi) the conversion price of each convertible senior note would be proportionately increased on a 1-to-100 basis, and the number of shares into which each convertible senior note would be convertible would be decreased on a 100-to-1 basis; and (vii) the number of shares issuable under the 2004-B Stock Compensation Plan would be reduced from 58,693 to 586 shares. Following the effective date of the reverse stock split, the number of our authorized shares of Common Stock will remain unchanged at 640,000,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Form 10-Q contains certain forward looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “believes,” “expects,” “anticipates,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected, include, for example (i) the ability of the Company to generate sufficient sales to generate operating profits, or to sell products at a profit, (ii) the ability of the Company to raise funds in the future through sales of securities, (iii) whether the Company is able to enter into binding agreements with third parties to assist in product or network development, (iv) the ability of the Company to commercialize its developmental products, or if actually commercialized, to obtain commercial acceptance thereof, (v) the ability of the Company to compete with its competitors to obtain market share, (vi) the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations, including but not limited to Senior Notes, or to fund development and marketing of its products, (vii) the ability of the Company to obtain approval of its pending patent applications or the risk that its technologies would infringe patents owned by others, (viii) the ability of the Company to satisfy its trade obligations included in accounts payable and accrued liabilities, and (ix) the ability of the Company to predict or estimate its future quarterly or annual revenues given the developing and unpredictable market for its products and the lack of established revenues. Although the Company believes that the forward looking statements contained herein are reasonable, it can give no assurance that the Company’s expectations will be met.

Results of Operations

Three months ended December 31, 2005

Revenues for the three months ended December 31, 2005 were $1,957,753 compared to $1,135,449 for the corresponding three-month period in the previous fiscal year. This $822,304 or 72% increase was primarily due to an increase in equipment sales of approximately $787,000 and license and transaction fees of approximately $36,000. The increase in equipment sales was due to an increase in sales of approximately $343,000 of energy conservation equipment, approximately $377,000 in e-Port vending equipment sales, approximately $28,000 in laundry equipment, and approximately $38,000 in business center and other equipment sales.

Cost of sales for the period consisted of equipment costs of approximately $925,000 and network and transaction related costs of $245,000. The increase in cost of sales of $377,127 or 48% over the prior year period was due to an increase in equipment costs of approximately $296,000 and an increase of approximately $81,000 of network and transaction related costs.

Gross profit for the three months ended December 31, 2005 was $787,882, compared to gross profit of $342,705 for the corresponding three-month period in the previous fiscal year. This 130% increase is due to the 89% increase in equipment sales with only a 47% increase in equipment costs.

General and administrative expense of $1,136,470 decreased by $613,546 or 35% primarily due to a reduction in consulting fees of approximately $512,000 and a reduction in public relations fees of approximately $134,000.

Compensation expense of $1,435,568 increased by $76,512 or 6% primarily due to an increase in salaries and benefits expense of approximately $95,000 due to an increase in the number of employees, offset by a decrease in bonus expense of approximately $18,000.

The quarter ended December 31, 2005 resulted in a net loss of $2,864,091 (approximately $0.7 million of non-cash charges) compared to a net loss of $3,805,004 (approximately $0.8 million of non-cash charges) for the quarter ended December 31, 2004.

Six months ended December 31, 2005

Revenues for the six months ended December 31, 2005 were $3,321,639 compared to $2,168,026 for the corresponding six-month period in the previous fiscal year. This $1,153,613 or 53% increase was primarily due to an increase in equipment sales of approximately $1,091,000 and license and transaction fees of approximately $63,000. The increase in equipment sales was due to an increase in sales of approximately $407,000 of energy conservation equipment, approximately $512,000 in e-Port vending equipment sales, and approximately $178,000 in laundry equipment, offset by a decrease of approximately $6,000 in business center and other equipment sales.

Cost of sales for the period consisted of equipment costs of approximately $1,772,000 and network and transaction related costs of $447,000. The increase in cost of sales of $524,043 or 31% over the prior year period was due to an increase in equipment costs of approximately $700,000, offset by a decrease of approximately $176,000 of network and transaction related costs. The increase in equipment costs relates to the increase in equipment sales. The decrease in network and transaction related costs is due to a decrease from the prior year period related to the one-time cost of switching our e-Port vending customers to the Cingular wireless network and the processing of customer credit card transactions in the prior period.

Gross profit for the six months ended December 31, 2005 was $1,102,809, compared to gross profit of $473,239 for the corresponding six-month period in the previous fiscal year. This 133% increase is due to the 53% increase in revenues with only a 31% increase in equipment and transaction costs as described above.

General and administrative expense of $2,239,773 decreased by $932,127 or 29% primarily due to a reduction in consulting fees of approximately $793,000 and a reduction in public relations fees of approximately $190,000, offset by a $60,000 increase in telecommunications costs.

Compensation expense of $2,793,364 increased by $113,993 or 4% primarily due to an increase in salaries and benefits expense of approximately $169,000 due to an increase in the number of employees, offset by a decrease in bonus expense of approximately $8,000 and a decrease of $47,000 in commissions. The decrease in commissions is due to changes made to the commission program in the current fiscal year.

The six-month period ended December 31, 2005 resulted in a net loss of $6,060,963 (approximately $1.5 million of non-cash charges) compared to a net loss of $7,445,641 (approximately $1.6 million of non-cash charges) for the six-month period ended December 31, 2004.

Liquidity and Capital Resources

For the six months ended December 31, 2005, net cash of $5,305,533 was used by operating activities, primarily due to the net loss of $6,060,963 offset by non-cash charges totaling $1,480,256 for transactions involving the issuance of Common Stock for services, stock option compensation charges, depreciation and amortization of assets, and amortization of debt discount. In addition to these non-cash charges, the Company’s net operating assets increased by $724,846 primarily due to an increase in accounts receivable and a decrease in accounts payable.

Proceeds from financing activities for the six months ended December 31, 2005 provided $7,738,919 of funds, which were necessary to support cash used in operating and investing activities. These proceeds were realized from the issuance of Common Stock and exercise of Common Stock Warrants ($6,420,340), the issuance of Senior Notes ($1,297,801), the collection of Common Stock subscriptions receivable ($35,723), offset by cash used to repay long-term debt ($14,945).

The Company has incurred losses since inception. Cumulative losses through December 31, 2005 amounted to approximately $119,000,000. The Company has continued to raise capital through equity and debt offerings to fund operations.

During the year ended June 30, 2005, cash used in operating activities was approximately $992,000 per month. During the first half of fiscal year 2006, the Company continued to make efforts to improve its working capital management. For the three months ended December 31, 2005, cash used in operating activities was approximately $802,000 per month. Using the actual cash requirements for the first six months of the fiscal year and the last three months to estimate the remaining six months of the fiscal year as a basis for estimating cash requirements for the entire year ending June 30, 2006 (which assumes a static level of revenues), cash requirements for fiscal year 2006, including requirements for capital expenditures and repayments of long-term debt, would be approximately $11,900,000.

As of December 31, 2005, the Company had approximately $4,082,000 of cash and cash equivalents on hand.

On April 4, 2005, the Company and an accredited investor entered into a new Common Stock Purchase Agreement (“2005 Common Stock Agreement”) that terminates August 11, 2007, as more fully described in Note 4 to the accompanying Condensed Consolidated Financial Statements. From April 2005 through December 31, 2005, we received $2,472,690 from Mr. Illes under the agreement, leaving $7,527,310 of future potential sales to him by us thereunder. On January 12, 2006, the Company filed a registration statement covering 36,000,000 additional common shares under the 2005 Common Stock Agreement. The registration statement was declared effective on February 14, 2006. These additional shares would provide $3,600,000 of funds under this agreement based on a purchase price of $0.10 per share.

On January 9, 2006, the Company entered into a Stock Purchase Agreement with Rationalwave Onshore Equity Fund, LP (“Rationalwave”). Under this agreement, the Company sold to Rationalwave 4,000,000 shares of Common Stock for $.10 per share for an aggregate of $400,000.

Funding sources in place to meet the Company's cash requirements for the year ending June 30, 2006 are primarily comprised of approximately $4,082,000 in cash and cash equivalents on hand as of December 31, 2005, the $400,000 proceeds received from Rationalwave, the proceeds that are available under the 2005 Common Stock Purchase Agreement detailed above ($3,600,000 at $0.10 per share), and future exercises of warrants that are “in the money” (approximately $500,000). The Company believes these sources should provide sufficient funds through June 30, 2006.

If the capital resources described above do not materialize, or if the Company is unsuccessful in meeting its forecasted operating plans, the Company has the alternative of significantly reducing its expenses and operations to remain in business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risks for interest rate changes is not significant. Interest rates on its Senior Notes and long-term debt are generally fixed and its investments in cash equivalents and other securities are not significant. Market risks related to fluctuations of foreign currencies are not significant and the Company has no derivative financial instruments.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2005. Based on this evaluation, they conclude that the disclosure controls and procedures effectively ensure that the information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls.

There have been no changes during the quarter ended December 31, 2005 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

See Note 6 to the accompanying Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2005, the Company issued to Steve Illes 2,572,998 shares of Common Stock for an aggregate purchase price of $244,700 pursuant to a Common Stock Purchase Agreement dated April 4, 2005 between Mr. Illes and the Company. The offer and sale of the shares were exempt from registration under Rule 506 promulgated under Section 4(2) of the Act. Mr. Illes is an accredited investor, made appropriate investment representations, was afforded access to all public filings and all other information that the Company could reasonably obtain. We have agreed to register the shares for resale under the Act through May 2007.

During the quarter ended December 31, 2005, the Company sold $544,945 principal amount of 2005-G Convertible Senior Notes due December 31, 2008 to six investors. These notes earn interest at 10% per annum, payable quarterly, and are convertible into Common Shares at $.10 per share at any time prior to maturity. The offering was made to the holders of the 2005-D Common Stock Warrants. The 2005-D Warrants were exercisable at $.10 per share through November 30, 2005, and at $.15 through December 31, 2005. Each holder of the 2005-D Common Stock Warrants was entitled to purchase the principal amount of the 2005-G Senior Notes equal to the number of 2005-D Warrants held multiplied by $.10. Upon any investment in the offering, the corresponding number of 2005-D Warrants were cancelled. For each $10,000 of senior notes purchased, the investor also received a purchase right to purchase up to 100,000 shares at $.20 per share at anytime prior to December 31, 2008. The purchase rights could only be exercised if the shares issuable upon the exercise of the purchase rights are made available through the prepayment by the Company of outstanding convertible senior notes that are convertible at $.20 per share. The Company issued purchase rights to acquire 5,449,443 shares. During January 2006, the holder of each purchase right agreed to exchange the purchase rights for warrants to purchase shares at $.20 at anytime prior to December 31, 2008. Pursuant thereto, warrants were issued for an aggregate of 5,449,443 shares. We have agreed to register the shares underlying the 2005-G Senior Notes and the shares underlying the warrants under the Act for resale, and to keep the registration statement current and effective through November 30, 2006. The offer and sale of the 2005-G Senior Notes and purchase rights was exempt from registration under Rule 506 promulgated under Section 4(2) of the Act. All of the investors were accredited investors. The offer and sale thereof did not involve any general advertising or solicitation and the securities contained appropriate restrictive legends under the Act. The issuance by us of the warrants was exempt from registration under Section 3(a)(9) of the Act. All of the investors were existing holders of the purchase rights. No commission or remuneration was paid or given directly or indirectly for soliciting the exchange.

During the quarter ended December 31, 2005, the Company entered into a Stock Purchase Agreement with Wellington Management Company, LLP, a large Boston-based institutional investor, on behalf of certain of its clients (“Wellington”). Pursuant thereto, the Company sold to Wellington 40,000,000 shares of Common Stock for $.10 per share for an aggregate of $4,000,000. The offer and sale of the shares was exempt from registration under Rule 506 promulgated under Section 4(2) of the Act. As investment manager, Wellington has shared dispositive and shared voting power over the shares. All of these clients are accredited investors. We have agreed to register the shares for resale under the Act for a period of one year. The Stock Purchase Agreement provides that if the registration statement is not declared effective by the SEC within 60 days from the date of the Stock Purchase Agreement, then the Company will pay to Wellington as liquidated damages two percent of the purchase price for the shares for each month beyond 60 days that the registration statement is not effective. As a condition of its investment, Wellington required the Company to approve and call a special meeting of its shareholders to consider approval of a 1-to-100 reverse stock split of its Common Stock. The shareholders approved the reverse stock split at a February 7, 2006 special meeting, and the Company anticipates that the reverse stock split will become effective on February 17, 2006.

During the quarter ended December 31, 2005, the Company offered for sale up to $1,000,000 of principal amount of 10% Bridge Notes due January 6, 2006. Interest accrued on the Bridge Notes at the rate of 10% per annum from and after the date of issuance with all accrued and unpaid interest paid on January 6, 2006. The Company sold $770,000 Bridge Notes to 8 investors. On January 6, 2006, the Bridge Notes were automatically exchanged for a like principal amount of new 2006-A Convertible Senior Notes due December 31, 2010. The 2006-A Notes bear interest at 10% and are convertible at any time prior to maturity at $.10 per share. For each $10,000 of 2006-A Convertible Senior Notes received in exchange for the Bridge Notes, the Company also issued purchase rights enabling the holder to purchase up to 100,000 shares of Common Stock at $.20 per share at anytime prior to December 31, 2008. The purchase rights could only be exercised if the shares issuable upon the exercise of the purchase rights are made available through the prepayment by the Company of outstanding convertible senior notes that are convertible at $.20 per share. The Company issued purchase rights to acquire 7,700,000 shares. During January 2006, the holder of each purchase right agreed to exchange the purchase right for a warrant to purchase one share at $.20 at anytime prior to December 31, 2008. Pursuant thereto, warrants were issued for an aggregate of 7,770,000 shares. The offer and sale of the Bridge Notes was exempt from registration under Rule 506 promulgated under Section 4(2) of the Act. All of the investors were accredited investors. The offer and sale thereof did not involve any general advertising or solicitation and the securities contained appropriate restrictive legends under the Act. The issuance by us of the 2006-A Senor Notes and purchase rights in exchange for the Bridge Notes, and the warrants in exchange for the purchase rights was exempt from registration under Section 3(a)(9) of the Act. All investors were existing security holders of the Company. No commission or remuneration was paid or given directly or indirectly for soliciting the exchange. We have agreed to register the shares underlying the 2006-A Senior Notes and the shares underlying the warrants under the Act for resale, and to keep the registration statement current and effective through November 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on December 13, 2005.

(b)	Election of Directors

Each of the following individuals was elected as a director at the Annual Meeting. The number of votes cast with respect to the election of directors was as follows:

	For	Withhold
George R. Jensen, Jr.	366,223,617	34,758,238
Stephen P. Herbert	367,099,005	33,882,850
William W. Sellers	391,860,888	9,120,967
William L. Van Alen, Jr.	391,808,295	9,173,560
Steven Katz	363,561,568	37,420,287
Douglas M. Lurio	363,678,915	37,302,940

(c)	In addition to the election of directors, the following other matters were also voted on and approved at the Annual Meeting:

Ratification of the appointment of Goldstein Golub Kessler LLP as independent public accountants for the Company for its 2006 fiscal year:

Affirmative Votes	396,242,917
Negative Votes	3,307,479
Abstaining Votes	1,431,459

(d)	Approval of the increase to the number of authorized shares of Common Stock from 560,000,000 to 640,000,000:

Affirmative Votes	375,945,001
Negative Votes	23,656,276
Abstaining Votes	1,380,578

Item 6. Exhibits

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date: February 14, 2006	By:	/s/ GEORGE R. JENSEN, JR.

Name: George R. Jensen, Jr. Title: Chairman, Chief Executive Officer

Date: February 14, 2006	By:	/s/ DAVID M. DEMEDIO

Name: David M. DeMedio Title: Chief Financial Officer