Form 10-Q
period 2006-03-31
USA TECHNOLOGIES INC
filed 2006-05-15
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number 000-50054

USA Technologies, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2679963
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

100 Deerfield Lane, Suite 140, Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)

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

As of May 12, 2006, there were 5,992,062 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.
Consolidated Balance Sheets

	March 31, 2006 (Unaudited)	June 30, 2005
Assets
Current assets:
Cash and cash equivalents	$1,463,055	$2,097,881
Accounts receivable, less allowance for uncollectible accounts of approximately $161,000 at March 31, 2006 and $196,000 at June 30, 2005	1,301,844	744,041
Finance receivables	282,749	255,595
Inventory	1,351,028	1,697,236
Prepaid expenses and other current assets	163,124	240,324
Subscriptions receivable	-	35,723
Investment	22,911	39,467
Total current assets	4,584,711	5,110,267

Finance receivables, less current portion	274,763	269,722
Property and equipment, net	1,047,971	684,927
Intangibles, net	8,667,782	9,595,232
Goodwill	7,663,208	7,663,208
Other assets	67,009	68,409
Total assets	$22,305,444	$23,391,765

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,520,614	$3,265,928
Accrued expenses	1,632,725	1,479,352
Current obligations under long-term debt	112,140	100,646
Convertible Senior Notes	1,537,273	1,252,161
Total current liabilities	5,802,752	6,098,087

Convertible Senior Notes, less current portion	8,002,804	7,897,314
Long-term debt, less current portion	39,561	87,179
Total liabilities	13,845,117	14,082,580

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred Stock, no par value:
Authorized shares- 1,800,000
Series A Convertible Preferred- Authorized shares-900,000 Issued and outstanding shares- 521,542 as of March 31, 2006 and 522,742 as of June 30, 2005 (liquidation preference of $13,441,681 at March 31, 2006)	3,694,360	3,702,856
Common Stock, no par value:
Authorized shares- 640,000,000
Issued and outstanding shares- 5,109,872 at March 31, 2006 and 4,335,679 at June 30, 2005	129,934,619	121,598,475
Subscriptions receivable	-	(233,850)
Accumulated other comprehensive income (loss)	(13,476)	3,080
Accumulated deficit	(125,155,176)	(115,761,376)
Total shareholders’ equity	8,460,327	9,309,185
Total liabilities and shareholders’ equity	$22,305,444	$23,391,765

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Revenues:
Equipment sales	$1,285,138	$801,028	$4,024,183	$2,449,104
License and transaction fees	333,638	321,302	916,231	841,252
Total revenues	1,618,776	1,122,330	4,940,414	3,290,356

Cost of sales	931,027	555,610	3,149,856	2,250,398
Gross profit	687,749	566,720	1,790,558	1,039,958

Operating expenses:
General and administrative	1,421,333	1,547,866	3,661,107	4,740,060
Compensation	1,566,573	1,469,333	4,359,936	4,128,412
Depreciation and amortization	437,642	399,446	1,269,416	1,187,979
Total operating expenses	3,425,548	3,416,645	9,290,459	10,056,451
Operating loss	(2,737,799)	(2,849,925)	(7,499,901)	(9,016,493)

Other income (expense):
Interest income	34,080	14,564	70,861	34,656
Interest expense:
Coupon or stated rate	(357,868)	(325,098)	(1,061,330)	(928,509)
Non-cash interest and amortization of debt discount	(252,281)	(541,590)	(884,460)	(1,237,345)
Total interest expense	(610,149)	(866,688)	(1,945,790)	(2,165,854)
Total other income (expense)	(576,069)	(852,124)	(1,874,929)	(2,131,198)
Net loss	(3,313,868)	(3,702,049)	(9,374,830)	(11,147,691)
Cumulative preferred dividends	(391,232)	(392,057)	(783,289)	(784,114)
Loss applicable to common shares	$(3,705,100)	$(4,094,106)	$(10,158,119)	$(11,931,805)

Loss per common share (basic and diluted)	$(0.74)	$(1.02)	$(2.15)	$(3.15)

Weighted average number of common shares outstanding (basic and diluted)	5,027,952	4,030,325	4,714,494	3,785,619

See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A Convertible Preferred Stock	Common Stock	Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance, June 30, 2005	$3,702,856	$121,598,475	$(233,850)	$3,080	$(115,761,376)	$9,309,185
Issuance of 731,352 shares of Common Stock to accredited investors at varying prices per share	-	7,319,097	-	-	-	7,319,097
Exercise of 36,800 2005-D Common Stock Warrants at $10 per share		368,000				368,000
Cancellation of 15,590 shares of Common Stock issued as part of the 2005-D private placement	-	(233,850)	233,850	-	-	-
Conversion of 1,200 shares of Preferred Stock to 12 shares of Common Stock	(8,496)	8,496	-	-	-	-
Conversion of $18,320 of cumulative preferred dividends into 18 shares of Common Stock at $1,000 per share	-	18,320	-	-	(18,970)	(650)
Issuance of 20,913 shares of Common Stock from the conversion of Senior Notes	-	284,135	-	-	-	284,135
Debt discount related to the beneficial conversion feature on Senior Notes	-	123,322	-	-	-	123,322
Issuance of special purchase rights in conjunction with the 2008-C and 2010-A Senior Notes	-	428,941	-	-	-	428,941
Issuance of 1,000 shares of Common Stock for employee compensation	-	12,640	-	-	-	12,640
Stock option compensation charges	-	10,533	-	-	-	10,533
Repayment of fractional shares from reverse split	-	(3,490)	-	-	-	(3,490)
Comprehensive loss:
Net loss	-	-		-	(9,374,830)	(9,374,830)
Unrealized loss on investment	-	-		(16,556)	-	(16,556)
Total comprehensive loss						(9,391,386)
Balance, March 31, 2006	$3,694,360	$129,934,619	$-	$(13,476)	$(125,155,176)	$8,460,327

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	March 31,
	2006	2005
Operating activities
Net loss	$(9,374,830)	$(11,147,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Charges incurred in connection with the issuance of Common Stock for employee compensation	12,640	84,530
Charges incurred in connection with stock option compensation	10,533	-
Interest amortization related to Senior Notes	884,460	1,237,345
Amortization	927,450	927,450
Depreciation	341,966	260,529
Changes in operating assets and liabilities:
Accounts receivable	(557,803)	264,483
Finance receivables	(32,195)	(181,816)
Inventory	346,208	(78,094)
Prepaid expenses and other assets	78,600	(17,647)
Accounts payable	(745,314)	54,029
Accrued expenses	152,723	(239,767)
Net cash used in operating activities	(7,955,562)	(8,836,649)

Investing activities
Purchase of property and equipment, net	(650,110)	(236,318)
Cash received from the sale of assets held for sale	-	23,700
Net cash used in investing activities	(650,110)	(212,618)

Financing activities
Net proceeds from issuance of Common Stock and exercise of Common Stock Warrants	7,683,607	5,972,918
Collection of subscriptions receivable	35,723	300,000
Net proceeds from the issuance of senior notes	1,314,944	3,305,790
Repayment of senior notes	(972,405)	(131,152)
Net repayment of long-term debt	(91,023)	(229,607)
Net cash provided by financing activities	7,970,846	9,217,949

Net increase (decrease) in cash and cash equivalents	(634,826)	168,682
Cash and cash equivalents at beginning of period	2,097,881	3,019,214
Cash and cash equivalents at end of period	$1,463,055	$3,187,896

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,064,904	$831,562
Conversion of Senior Notes to Common Stock	$284,135	$468,452
Beneficial conversion feature related to Senior Notes	$123,322	$1,864,845
Cancellation of Common Stock in connection with the Bayview acquisition	$-	$(322,000)
Conversion of Convertible Preferred Stock to Common Stock	$8,496	$-
Conversion of Convertible Preferred Dividends to Common Stock	$18,320	$-

See accompanying notes.

USA Technologies, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

1. Accounting Policies

Reverse Stock Split

On February 7, 2006, our shareholders approved a 1-for-100 reverse stock split of our Common Stock. The effective date of the reverse stock split was February 17, 2006. On the effective date of the reverse stock split, (i) each 100 shares of outstanding Common Stock was reduced to one share of Common Stock; (ii) the number of shares of Common Stock into which each outstanding warrant, or option is exercisable was proportionately reduced on a 100-to-1 basis; (iii) the exercise price of each outstanding warrant, or option was proportionately increased on a 1-to-100 basis; (iv) the number of shares of Common Stock into which each share of Series A Preferred Stock is convertible was reduced from 1 share to one-hundredth of a share, and each share is entitled to one-hundredth of a vote rather than one vote per share as previously provided; (v) the conversion rate of the accrued and unpaid dividends on the Series A Preferred Stock was increased from $10.00 to $1,000.00 per share of Common Stock; (vi) and the conversion price of each convertible senior note proportionately increased on a 1-to-100 basis, and the number of shares into which each convertible senior note would be convertible was decreased on a 100-to-1 basis. The number of our authorized shares of Common Stock remains unchanged at 640,000,000. All of the share numbers, share prices, exercise prices, and conversion prices have been adjusted, on a retroactive basis, to reflect this 1-for-100 reverse stock split.

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2005. In the opinion of management, all adjustments considered necessary, consisting of normal recurring adjustments, have been included. Operating results for the nine-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. The balance sheet at June 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Income Taxes

No provision for income taxes has been made in the nine months ended March 31, 2006 and 2005 given the Company’s losses in 2006 and 2005 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

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

Due to the adoption of FAS 123(R), the Company has recognized $10,533 of compensation expense related to a single grant of 3,000 common stock options during the prior fiscal year that were not fully vested as of the date of adoption. The remainder of the outstanding common stock options were fully vested as of the date of adoption. The effect of the adoption on the Company’s operating loss and net loss for the nine months ended March 31, 2006 was $10,533. There was no impact on cash flows or basic and diluted earnings per share.

2. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2006 (Unaudited)	June 30, 2005
Accrued compensation and related sales commissions	$460,368	$404,485
Accrued interest	441,921	445,495
Accrued professional fees	132,051	151,220
Accrued taxes and filing fees	99,209	97,860
Accrued consulting fees	30,000	122,500
Advanced customer billings	111,704	65,385
Accrued other	357,472	192,407
	$1,632,725	$1,479,352

USA Technologies, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

3. Senior Notes

As of March 31, 2006, the outstanding balance of Senior Notes was $9,540,077. This is comprised of notes with a face amount of $11,979,938 less unamortized debt discount of $2,439,861.Debt discount and other issuance costs associated with the Senior Notes are amortized to interest expense over the remaining life of the Senior Notes. Upon conversion of Senior Notes into Common Stock, unamortized discount relating to the notes converted are charged to interest expense. Total charges to interest for amortization of debt discount and other issuance costs were $252,281 and $884,460 for the three and nine months ended March 31, 2006, respectively and $541,590 and $1,237,345 for the three and nine months ended March 31, 2005.During the nine months ended March 31, 2006 and 2005, Senior Notes totaling $284,135 and $468,452, respectively, were converted into 20,913 and 44,313 shares, respectively, of the Company's Common Stock.During October and November 2005, the Company issued $544,944 of principal amount 10% Convertible Senior Notes due December 31, 2008 (the “2008-C Senior Notes”) and issued special purchase rights to these note holders to acquire up to 54,494 shares of Common Stock at $20 per share on or before December 31, 2008. Interest on the 2008-C Senior Notes shall be paid on a quarterly basis in arrears at the rate of 10% per annum with the outstanding principal amount of the 2008-C Senior Notes together with all accrued and unpaid interest thereon to be paid in full no later than December 31, 2008. The 2008-C Senior Notes are convertible at any time into Common Stock at the rate of $10 per share. During January 2006, the holder of each special purchase right agreed to exchange the purchase rights for warrants to purchase shares of Common Stock at $20 at anytime prior to December 31, 2008. The fair value of the purchase rights issued in conjunction with the 2008-C Senior Notes created debt discount totaling $184,542, which is being amortized to interest expense through the maturity date of these Senior Notes. The fair value was estimated using the Black-Scholes model.

During October and November 2005, the Company issued $770,000 of Notes (“Bridge Notes”) due January 6, 2006 with interest payable on the due date at a rate of 10% per annum. On January 6, 2006, the Bridge Notes were automatically exchanged, in accordance with the original terms of the Bridge Notes, for a like principal amount of new Convertible Senior Notes due December 31, 2010 (“2010-B Senior Notes”) and special purchase rights were issued to these note holders to acquire up to 77,000 shares of Common Stock at $20 per share on or before December 31, 2008. Interest on the 2010-B Senior Notes is payable quarterly at 10% per annum and is convertible into Common Shares at $10 per share. During January 2006, the holder of each special purchase right agreed to exchange the purchase rights for warrants to purchase shares of Common Stock at $20 at anytime prior to December 31, 2008. The fair value of the purchase rights issued in conjunction with the 2010-B Senior Notes created additional debt discount totaling $244,399, which is being amortized to interest expense through the maturity date of these Senior Notes. The fair value was estimated using the Black-Scholes model.

On January 1, 2006, the Company repaid all of the Senior Notes that matured on December 31, 2005 for a total repayment of $910,262.

USA Technologies, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

3. Senior Notes (Continued)

In March 2006, the Company extended the maturity date of the Senior Notes due June 30, 2006 totaling $320,000 to June 30, 2009, with no other terms being modified.

4. Common Stock

On February 7, 2006, our shareholders approved a 1-for-100 reverse stock split of our Common Stock (see Note 1).

On April 4, 2005, the Company entered into a Common Stock Purchase Agreement (“2005 Common Stock Agreement”) with Steve Illes that terminates August 11, 2007. Pursuant to the 2005 Common Stock Agreement, Mr. Illes agreed to purchase shares of the Company’s Common Stock, provided that the aggregate purchase price does not exceed $10,000,000. Under the 2005 Common Stock Agreement, the Company has the right at any time to require Mr. Illes to purchase Common Stock from the Company at the lower of: (i) $0.30 per share; or (ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to Mr. Illes of notice of his obligation to purchase. During any calendar month, Mr. Illes cannot be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $800,000. The Company can require Mr. Illes to purchase shares under the 2005 Common Stock Agreement only if the shares have been registered by the Company for resale under the Act. The Company filed a registration statement related to this agreement that included 205,000 shares of Common Stock and was effective May 13, 2005 and a registration statement that included 360,000 shares of Common Stock and was effective February 14, 2006. During the nine months ended March 31, 2006, the Company issued 291,352 shares of Common Stock under the 2005 Common Stock Agreement for total gross proceeds of $2,990,590.

On February 17, 2006, the Company entered into a new Common Stock Purchase Agreement (the “2006 Common Stock Agreement”) with Mr. Illes. Mr. Illes agreed to purchase shares of the Company's Common Stock with an aggregate purchase price not to exceed $15,000,000. Under the 2006 Common Stock Agreement, the Company has the right at any time to require Mr. Illes to purchase Common Stock from the Company at the lower of: (i) $30.00 per share; or (ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to Mr. Illes of notice of his obligation to purchase. The Company can require Mr. Illes to purchase shares only if the shares have been registered by the Company for resale under the Act. The agreement also states that no additional shares shall be registered under the 2005 Common Stock Agreement. During any calendar month, Mr. Illes cannot be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $800,000. The Company has the right in the future, if necessary, to register additional shares under the 2006 Common Stock Agreement in order to ensure that a sufficient number of shares are available for purchase by Mr. Illes. The 2006 Common Stock Agreement terminates June 30, 2009. The Company filed a registration statement related to the 2006 Common Stock Agreement that included 1,500,000 shares of Common Stock and was effective April 7, 2006. As of March 31, 2006, no shares were issued under the 2006 Common Stock Agreement.

USA Technologies, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

4. Common Stock (Continued)

On January 9, 2006, the Company entered into a Stock Purchase Agreement with Rationalwave Onshore Equity Fund, LP (“Rationalwave”). Under this agreement, the Company sold to Rationalwave 40,000 shares of Common Stock for $10 per share for an aggregate of $400,000.

On December 13, 2005, the Company entered into a Stock Purchase Agreement with Wellington Management Company, LLP, a large Boston-based institutional investor, on behalf of certain of its clients (“Wellington”). Under this agreement, the Company sold to Wellington 400,000 shares of Common Stock for $10 per share for an aggregate of $4,000,000.

5. Common Stock Warrants and Options

As of March 31, 2006, there were 219,481 Common Stock warrants outstanding, all of which were exercisable at exercise prices ranging from $7 to $125 per share.

During October 2005, the Company approved a temporary reduction in the exercise price of the 2005-D Common Stock Warrants from $15 to $10 per share through November 30, 2005. The Company received $368,000 and issued 36,800 shares of Common Stock as a result of the exercise of the 2005-D Common Stock Warrants at $10 per share.

The Company's Board of Directors has granted options to employees and Board members to purchase shares of Common Stock at prices that were at or above fair market value on the dates the options were granted. The option term and vesting schedule were established by the contracts under which the options were granted.

Common Stock Option activity during the year ended June 30, 2005 was as follows. No activity occurred during the nine months ended March 31, 2006.

	OPTIONS	EXERCISE PRICE
	OUTSTANDING	PER SHARE
Outstanding at June 30, 2005	20,099	$16.50-$200
Cancelled or expired	(950)	$100

Outstanding at March 31, 2006 (unaudited)	19,149	$16.50-$200

The following table shows exercise prices and the weighted average remaining contractual life for options outstanding as of June 30, 2005. All Common Stock Options outstanding as of June 30, 2005 were exercisable except for the options granted at an exercise price of $20 per share, none of which were exercisable as of June 30, 2005. The 3,000 non-vested options vest through April 30, 2007 and have a grant-date fair value of $9.00 as noted below.

OPTIONS	EXERCISE PRICE	WEIGHTED AVERAGE REMAINING
OUTSTANDING	PER SHARE	CONTRACTUAL LIFE (YEARS)
14,658	$16.50	1.87
3,000	$20	2.95
1,125	$30	1.31
1,250	$100	0.85
66	$200	0.96
20,099

The following table shows exercise prices and the weighted average remaining contractual life for options outstanding as of March 31, 2006. All Common Stock Options outstanding as of March 31, 2006 were exercisable except for the options granted at an exercise price of $20 per share, 1125 of which were exercisable as of March 31, 2006. The 1,875 non-vested options vest through April 30, 2007and have a grant-date fair value of $9.00 as noted below. Total expected compensation expense related to the vesting of these options as of March 31, 2006 is $14,043 and $11,700 during the years ending June 30, 2006 and 2007.

OPTIONS	EXERCISE PRICE	WEIGHTED AVERAGE REMAINING	AGGREGATE
OUTSTANDING	PER SHARE	CONTRACTUAL LIFE (YEARS)	INTRINSIC VALUE
14,658	$16.50	1.12	$0
3,000	$20	2.20	$0
1,125	$30	0.56	$0
300	$100	0.71	$0
66	$200	0.21	$0
19,149			$0

The total fair value of shares vested during the nine months ended March 31, 2006 and 2005 was $10,125 and $18,000, respectively.

USA Technologies, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

5. Common Stock Warrants and Options (Continued)

There were no stock options granted or excercised during the nine months ended March 31, 2006 and 2005. The pro-forma disclosures required by FAS 123 have not been included as the pro-forma compensation expense related to the vesting of options during the nine months ended March 31, 2005 was not considered to be material.

During the year ended June 30, 2005, stock options were granted to one individual to purchase 3,000 shares of Common Stock of the Company at $20 per share. The fair value of the stock options granted, $9.00, was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions.

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

The Company’s response to the Complaint denied any liability to Swartz and asserted various counterclaims against Swartz that seek money damages and other affirmative relief against Swartz. The Company’s response, among other things, states that the entire transaction is void and unenforceable because Swartz had failed to register as a broker-dealer under applicable Federal and state securities laws as required in order for Swartz to be engaged in the business of providing equity line products. In September 2005, the Company served various discovery requests upon Swartz that have been partially responded to by Swartz as of the date hereof. During April 2006, the deadline for the completion of discovery was extended from June 1, 2006 until December 1, 2006.

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

During 2005, the Company had committed to purchase approximately $529,000 of inventory from a third party manufacturer through December 31, 2005. The Company had purchased $482,000 of this inventory through December 31, 2005 and purchased the remainder during the quarter ended March 31, 2006 upon completion of manufacturing and delivery.

7. Subsequent Events

From April 1 through May 9, 2006, the Company issued an additional 238,647 shares of Common Stock under the 2005 Common Stock Agreement for total gross proceeds of $1,452,476.

From April 1 through May 12, 2006, the Company issued 612,601 shares of Common Stock under the 2006 Common Stock Agreement for total gross proceeds of $3,832,524.

USA Technologies, Inc.
Notes To Consolidated Financial Statements
(Unaudited)
7. Subsequent Events (Continued)

During April 2006, $363,333 and $20,000 of the Senior Notes due December 31, 2008 and June 30, 2007, respectively, were converted into 36,333 and 2,000 shares of Common Stock, respectively.

On May 8, 2006, the Company repaid all of the Senior Notes due December 31, 2006, for a total principal repayment of $1,683,500.

On April 12, 2006, the Board of Directors was increased from six to seven members and Albert Passner was selected to fill the open vacancy. On April 21, 2006, the Board of Directors approved the grant of 12,000 Common Stock Options to each of the outside directors serving as of February 27, 2006 and 6,000 Common Stock Options to Mr. Passner, all with an exercise price of $7.50 per share and all exercisable at any time within five years following the date of vesting. The options granted to Mr. Sellers and Mr. Van Allen are fully vested. Of the options granted to Mr. Katz and Mr. Lurio, 6,000 vest immediately, 3,000 vest on April 1, 2007, and 3,000 vest on April 1, 2008. Of the options granted to Mr. Passner, 3,000 vest on April 1, 2007, and 3,000 vest on April 1, 2008.

On May 11, 2006, the Company and Mr. Jensen entered into an Amended and Restated Employment Agreement pursuant to which the term of Mr. Jensen’s employment with the Company was extended to June 30, 2009. Effective May 11, 2006, Mr. Jensen’s base salary was increased to $325,000 per annum. Mr. Jensen’s base salary had not been increased since January 1, 2004. Mr. Jensen was granted the right (exercisable at any time prior to the 60th day following the commencement of each fiscal year) to elect to have one-half of his base salary for each of the fiscal years ending June 30, 2007, June 30, 2008, and June 30, 2009 paid in shares of Common Stock rather than cash. Mr. Jensen has elected to receive shares in lieu of cash for one-half of his base salary for the fiscal year ending June 30, 2007. As a result of such election, 22,080 shares will be issued to him which will vest as follows: 5,520 on July 1, 2006; 5,520 on October 1, 2006; 5,520 on January 1, 2007; and 5,520 on April 1, 2007. Mr. Jensen was also granted 75,000 fully vested shares of Common Stock and an additional amount of options to purchase up to 75,000 shares of Common Stock at $7.50 per share. The options vest as follows: 25,000 on May 11, 2006; 25,000 on June 30, 2007; and 25,000 on June 30, 2008. The options may be exercised at any time within 5 years of vesting. As previously provided in his employment agreement, upon the occurrence of a USA Transaction (as defined in the employment agreement), the Company will issue to Mr. Jensen 140,000 shares of Common Stock. All of the shares granted to or to be issued to Mr. Jensen under his employment agreement, and the shares underlying the options granted to Mr. Jensen, are not and will not be registered under the Securities Act of 1933, as amended, and constitute restricted securities as such term is defined in Rule 144 promulgated under the 1933 Act.

On May 11, 2006, the Company and Mr. Herbert entered into an Amended and Restated Employment Agreement pursuant to which the term of Mr. Herbert’s employment with the Company was extended to June 30, 2009. Effective May 11, 2006, Mr. Herbert’s base salary was increased to $285,000 per annum. Mr. Herbert’s base salary had not been increased since January 1, 2004. Mr. Herbert was granted the right to elect to have one-half of his base salary for each of the fiscal years ending June 30, 2007, June 30, 2008, and June 30, 2009 paid in shares of Common Stock rather than cash. Mr. Herbert was also granted 50,000 shares of Common Stock and an additional amount of options to purchase up to 18,000 shares of Common Stock at $7.50 per share. The 50,000 shares of Common Stock vest as follows: 16,667 on June 1, 2006; 16,667 on January 1, 2007; and 16,666 on June 1, 2007. The options vest as follows: 6,000 on May 11, 2006; 6,000 on June 30, 2007; and 6,000 on June 30, 2008. The options may be exercised at any time within 5 years of vesting. All of the shares granted to or to be issued to Mr. Herbert under his employment agreement, and the shares underlying the options granted to Mr. Herbert, are not and will not be registered under the Securities Act of 1933, as amended, and constitute restricted securities as such term is defined in Rule 144 promulgated under the 1933 Act.

USA Technologies, Inc.
Notes To Consolidated Financial Statements
(Unaudited)

7. Subsequent Events (Continued)

On May 11, 2006, the Company and Mr. DeMedio entered into an amendment to his Employment Agreement pursuant to which the term of Mr. DeMedio’s employment with the Company was extended to June 30, 2008. Effective May 11, 2006, Mr. DeMedio’s base salary was increased to $165,000 per annum. Mr. DeMedio was granted the right to elect to have one-half of his base salary for each of the fiscal years ending June 30, 2007, and June 30, 2008 paid in shares of Common Stock rather than cash. Mr. DeMedio was also granted options to purchase up to 7,000 shares of Common Stock at $7.50 per share. The options vest as follows: 2,334 on May 11, 2006; 2,333 on June 30, 2007; and 2,333 on June 30, 2008. The options may be exercised at any time within 5 years of vesting. All of the shares underlying the options granted to Mr. DeMedio under his employment agreement are not and will not be registered under the Securities Act of 1933, as amended, and constitute restricted securities as such term is defined in Rule 144 promulgated under the 1933 Act.

Total expected expense related to the vesting of the options granted on April 21 and May 11, 2006 is approximately $420,000, $330,000 and $108,000 during the years ending June 30, 2006, 2007 and 2008. The fair value of the stock options granted on April 21 and May 11, $4.83 and $5.51, respectively, was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

Dividend yield	0%
Expected stock price volatility	0.823
Risk-free interest rate	4.0%
Expected life, in years	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

Our Company offers a suite of networked devices and associated wireless non-cash payment, control/access management, remote monitoring, and data reporting services, as well as energy control devices. Our networked devices and associated services enable the owners and operators of distributed assets, such as vending machines, personal computers, copiers, faxes, kiosks, and laundry equipment the ability to remotely monitor, control, and report on the results of these distributed assets, as well as the ability to offer their customers alternative cashless payment options. The Company offers Intelligent Vending®, a vending solution that bundles e-Port®, USALive®, and its Web-based remote monitoring, management, reporting, and payment processing; e-Suds™, a solution developed for the commercial laundry industry; TransAct®, a payment technology system developed for self-service business center devices; Business Express®, a solution comprising the TransAct payment terminal and a suite of office equipment; and KIOSK, a solution that utilizes e-Port and USALive to offer a cash-free payment option and Web-based remote monitoring and management for all kiosk types. Our energy control devices include VendingMiser®, CoolerMiser™, SnackMiser™, and PlugMiser™, which reduce the power consumption of various equipment, such as refrigerated vending machines and glass front coolers. Our customers include vending machine owners and/or operators, business center operators, commercial laundry operators, energy utility companies, schools, and operators of glass front coolers. USA Technologies markets its products through direct sales, distributors, channel sales and licensing. The Company has strategic relationships with IBM Corporation; ZiLOG, Inc.; Mars Electronics, Inc.; Cingular Wireless and Pepsi. USA Technologies was founded in 1992 and is based in Malvern, Pennsylvania. The Company has 50 employees.

Our Product and Services

Intelligent Vending(R)

Developed for the vending industry, Intelligent Vending(R) is our end-to-end vending solution. Vending operators purchasing our Intelligent Vending(R) products and services will have the capability: to conduct cashless transactions via credit cards, debit cards, RFID tags and other payment mediums such as employee/student ids and hotel room keys; to offer a variety of items with increasingly higher price points; to reduce operational costs through utilization of our remote monitoring technology, thereby maximizing the scheduling of service visits and limiting 'out-of-stock' machines; to reduce theft and vandalism by providing 100% accountability of all sales transactions and reducing the cash reserves inside the machine; and to offer improved customer service by keeping machine inventory at a desirable level and giving consumers access to our 1-800 help-desk center for customer purchasing inquiries.

e-Suds(TM)

e-Suds(TM) is our end-to-end solution developed for the commercial laundry industry. Laundry operators purchasing our eSuds(TM) system will have the capability: to conduct cashless transactions via credit cards, debit cards and other payment mediums such as student ids; to reduce operational costs through utilization of our remote monitoring technology, thereby maximizing the scheduling of service visits and increasing machine up-time. Users of the system can enjoy the convenience of the e-Suds Internet portal and email alerts that notify them of machine availability, cycle completion and other events. The system can also increase customer satisfaction through higher machine availability and the convenience of non-cash transactions.

TransAct(R) And Business Express(R)

TransAct(R) enables self-service business centers to accept cashless payments via the swipe of a credit or debit card. Business Express bundles the TransAct(R) device payment terminal with business center devices, such as PCs, fax machines, and copiers, for hotels. Although larger hotels are expected to provide business centers to its guests, operation of the center can be costly. Business Express(R) offers a cost-effective solution that provides 24/7 services to travelers.

Kiosk

Our kiosk solution offers a cashless payment option and web-based remote monitoring and management for all kiosk types. Kiosks permit a host of new services to become available at the point-of-demand, such as Sony's self-service, PictureStation kiosks, where consumers can produce prints from their own digital media. Our solution also enables kiosks to sell a variety of more expensive items.

Energy Management Products

The Miser family of energy-control devices, include:

VendingMiser(R) - installs in a cold drink vending machine and can reduce the electrical power consumption of the vending machine by an average of up to 46%.

CoolerMiser™ - reduces the electrical energy used by sliding glass or pull open glass-front coolers that contain non-perishable goods.

VM2IQ™ and CM2IQ™ - The second generation of the VendingMiser™ and CoolerMiser™ devices that is installed directly inside the machine and has the capability to control the cooling system and the advertising lights separately.

SnackMiser™ - reduces the amount of electricity used by non-refrigerated snack vending machines.

PlugMiser™ - reduces the amount of electricity used by all types of plug loads including those found in personal or modular offices (printers, personal heaters, and radios), video arcade games, and more.

Results of Operations

Three months ended March 31, 2006

Revenues for the three months ended March 31, 2006 were $1,618,776 compared to $1,122,330 for the corresponding three-month period in the previous fiscal year. This $496,446 or 44% increase was primarily due to an increase in equipment sales of approximately $484,000 and license and transaction fees of approximately $12,000. The increase in equipment sales was due to an increase in sales of approximately $469,000 of energy conservation equipment and approximately $32,000 in e-Port vending equipment sales, which was offset by a decrease in sales of approximately $17,000 in business center and other equipment sales.

Cost of sales for the period consisted of equipment costs of approximately $719,000 and network and transaction related costs of approximately $212,000. The increase in cost of sales of $375,417 or 68% over the prior year period was due to an increase in equipment costs of approximately $321,000 and an increase of approximately $54,000 of network and transaction related costs.

Gross profit for the three months ended March 31, 2006 was $687,748, compared to gross profit of $566,720 for the corresponding three-month period in the previous fiscal year. This 21% increase is due to the change in our product mix, specifically, 68% of equipment sales in the current three-month period were from higher margin energy equipment sales as compared to 50% in the corresponding three-month period in the previous fiscal year.

General and administrative expense of $1,421,333 decreased by $126,533 or 8% primarily due to a reduction in consulting fees of approximately $93,000 and a reduction in public relations fees of approximately $41,000.

Non-cash interest expense and amortization of debt discount decreased by $289,309 or 53% due to a decrease in non-cash charges for accelerated interest on the unamortized debt discount and other issuance costs on the Senior Notes that were converted into Common Stock during the corresponding three months of the prior fiscal year. Conversions of Senior Notes totaled $421,160 during the three-month period ended March 31, 2005 whereas only $25,000 of Senior Notes were converted during the corresponding period of the current fiscal year.

Compensation expense of $1,566,573 increased by $97,240 or 7% primarily due to an increase in salaries and benefits expense of approximately $183,000 due to an increase in the number of employees, offset by a decrease in bonus expense of approximately $85,000.

The quarter ended March 31, 2006 resulted in a net loss of $3,313,868 (approximately $0.7 million of non-cash charges) compared to a net loss of $3,702,049 (approximately $1.0 million of non-cash charges) for the quarter ended March 31, 2005.

Nine months ended March 31, 2006

Revenues for the nine months ended March 31, 2006 were $4,940,414 compared to $3,290,356 for the corresponding nine-month period in the previous fiscal year. This $1,650,057 or 50% increase was primarily due to an increase in equipment sales of approximately $1,575,000 and license and transaction fees of approximately $75,000. The increase in equipment sales was due to an increase in sales of approximately $876,000 of energy conservation equipment, approximately $544,000 in e-Port vending equipment sales, and approximately $175,000 in laundry equipment, offset by a decrease of approximately $19,000 in business center and other equipment sales.

Cost of sales for the period consisted of equipment costs of approximately $2,491,000 and network and transaction related costs of $659,000. The increase in cost of sales of $899,458 or 40% over the prior year period was due to an increase in equipment costs of approximately $1,059,000, offset by a decrease of approximately $159,000 of network and transaction related costs. The increase in equipment costs directly relates to the increase in equipment sales. The decrease in network and transaction related costs is due to a decrease from the prior year period related to the one-time cost of switching our e-Port vending customers to the Cingular wireless network and the processing of customer credit card transactions in the prior period.

Gross profit for the nine months ended March 31, 2006 was $1,790,558, compared to gross profit of $1,039,958 for the corresponding nine-month period in the previous fiscal year. This 72% increase is due to the 50% increase in revenues with only a 40% increase in equipment and transaction costs as described above.

General and administrative expense of $3,661,107 decreased by $1,286,863 or 27% primarily due to a reduction in consulting fees of approximately $1,022,000 and a reduction in public relations fees of approximately $230,000.

Compensation expense of $4,359,936 increased by $231,524 or 6% primarily due to an increase in salaries and benefits expense of approximately $388,000 due to an increase in the number of employees, offset by a decrease in bonus expense of approximately $97,000 and a decrease of $60,000 in commissions. The decrease in commissions is due to changes made to the commission program in the current fiscal year.

Non-cash interest expense and amortization of debt discount decreased by $352,885 or 29% due to a decrease in non-cash charges for accelerated interest on the unamortized debt discount and other issuance costs on the Senior Notes that were converted into Common Stock during the corresponding nine months of the prior fiscal year. Conversions of Senior Notes totaled $468,452 during the nine-month period ended March 31, 2005 whereas only $284,135 of Senior Notes were converted during the corresponding period of the current fiscal year.

The nine-month period ended March 31, 2006 resulted in a net loss of $9,374,830 (approximately $2.2 million of non-cash charges) compared to a net loss of $11,147,691 (approximately $2.5 million of non-cash charges) for the nine-month period ended March 31, 2005.

Liquidity and Capital Resources

For the nine months ended March 31, 2006, net cash of $7,955,562 was used by operating activities, primarily due to the net loss of $9,374,830 offset by non-cash charges totaling $2,177,049 for transactions involving the issuance of Common Stock for services, stock option compensation charges, depreciation and amortization of assets, and amortization of debt discount. In addition to these non-cash charges, the Company’s net operating assets increased by $757,131 primarily due to an increase in accounts receivable and a decrease in accounts payable.

Proceeds from financing activities for the nine months ended March 31, 2006 provided $7,970,846 of funds, which were necessary to support cash used in operating and investing activities. These proceeds were realized from the issuance of Common Stock and exercise of Common Stock Warrants ($7,683,607), the issuance of Senior Notes ($1,314,944), the collection of Common Stock subscriptions receivable ($35,723), offset by cash used to repay long-term debt and Senior Notes ($1,063,428).

The Company has incurred losses since inception. Cumulative losses through March 31, 2006 amounted to approximately $122,000,000. The Company has continued to raise capital through equity and debt offerings to fund operations.

During the year ended June 30, 2005, cash used in operating activities was approximately $992,000 per month. During the first half of fiscal year 2006, the Company continued to make efforts to improve its working capital management. For the three months ended March 31, 2006, cash used in operating activities was approximately $883,000 per month. Using the actual cash requirements for the first nine months of the fiscal year and the last three months to estimate the remaining three months of the fiscal year as a basis for estimating cash requirements for the entire year ending June 30, 2006 (which assumes a static level of revenues), cash requirements for fiscal year 2006, including requirements for capital expenditures and repayments of long-term debt, would be approximately $12,400,000.

As of March 31, 2006, the Company had approximately $1,463,000 of cash and cash equivalents on hand.

On April 4, 2005, the Company and Mr. Illes entered into the 2005 Common Stock Agreement, as more fully described in Note 4 to the accompanying Condensed Consolidated Financial Statements. From April 1 through May 5, 2006, the Company issued the remaining 238,647 shares of Common Stock under the 2005 Common Stock Agreement for total gross proceeds of $1,452,476.

On February 17, 2006, the Company entered into the 2006 Common Stock Agreement with Mr. Illes, as more fully described in Note 4 to the accompanying Condensed Consolidated Financial Statements. As previously stated, the Company has registered for resale by Mr. Illes an aggregate of 1,500,000 shares. These shares would provide $10,500,000 of funds based on a purchase price of $7 per share. Through May 12, 2006, the Company issued 612,601 shares of Common Stock under the 2006 Common Stock Agreement for total gross proceeds of $3,832,524.

Funding sources in place to meet the Company's cash requirements for the year ending June 30, 2006 are primarily comprised of approximately $1,463,000 in cash and cash equivalents on hand as of March 31, 2006 and the proceeds received from the 2005 and 2006 Common Stock Purchase Agreement ($5,285,000). The Company believes these sources should provide sufficient funds through June 30, 2006.

Additionally, the Company has approximately $6,212,000 of available funds under the 2006 Common Stock Agreement based on a purchase price of $7 per share. The Company believes the funds available under this Agreement should provide sufficient funds through March 31, 2007.

Guidance

On October 3, 2005, the Company announced that according to its forecasts, it expected to reach its goal of attaining an operating profit (before interest expense and other non-operating income and expenses) and positive cash flow from operations during one or more of the calendar months in the quarter ending June 30, 2006. The Company is currently in negotiations with several Fortune 500 companies for the purchase of our products. The Company anticipated these contracts would be finalized and result in fourth quarter revenues. Although the Company is optimistic that these negotiations will result in contracts and material future revenues, the Company does not anticipate it will be able to achieve this forecast during the quarter ending June 30, 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2006, the Company and Steve Illes entered into the 2006 Common Stock Agreement that is more fully described in Note 4 to the accompanying Condensed Consolidated Financial Statements.. The offer and sale of the shares covered by this agreement were exempt from registration under Rule 506 promulgated under Section 4(2) of the Act. Mr. Illes is an accredited investor, made appropriate investment representations, was afforded access to all public filings and all other information that the Company could reasonably obtain. We have agreed to register the shares to be purchased by Mr. Illes under the agreement for resale under the Act through April 2007.

During the quarter ended March 31, 2006, the Company entered into a Stock Purchase Agreement with Rationalwave Onshore Equity Fund, LP (“Rationalwave”). Pursuant thereto, the Company sold to Rationalwave 40,000 shares of Common Stock for $10 per share for an aggregate of $400,000. The offer and sale of the shares was exempt from registration under Rule 506 promulgated under Section 4(2) of the Act. We have agreed to register the shares for resale under the Act through January 9, 2007.

Item 3. Defaults Upon Senior Securities

There were no defaults on any senior securities. However, on February 1, 2006, an additional $391,232 of dividends accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of May 12, 2006 are $8,226,261. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

Item 4. Submission of Matters to a Vote of Security Holders

(a)   A Special Meeting of Shareholders was held on February 7, 2006.

(c)   The following matters were voted on and approved at the Special Meeting:

Approval of an amendment to the Company’s Bylaws increasing the number of directors to eleven members:

Affirmative Votes	385,814,460
Negative Votes	26,973,233
Abstaining Votes	2,855,142

Approval of Plan on Recapitalization effecting a 1-for-100 reverse split of Common Stock:

Affirmative Votes	380,357,685
Negative Votes	33,816,854
Abstaining Votes	1,476,296

Item 5. Other Information

On May 11, 2006, the Company and Mr. Jensen entered into an Amended and Restated Employment Agreement pursuant to which the term of Mr. Jensen’s employment with the Company was extended to June 30, 2009. Effective May 11, 2006, Mr. Jensen’s base salary was increased to $325,000 per annum. Mr. Jensen’s base salary had not been increased since January 1, 2004. Mr. Jensen was granted the right (exercisable at any time prior to the 60th day following the commencement of each fiscal year) to elect to have one-half of his base salary for each of the fiscal years ending June 30, 2007, June 30, 2008, and June 30, 2009 paid in shares of Common Stock rather than cash. Mr. Jensen has elected to receive shares in lieu of cash for one-half of his base salary for the fiscal year ending June 30, 2007. As a result of such election, 22,080 shares will be issued to him which will vest as follows: 5,520 on July 1, 2006; 5,520 on October 1, 2006; 5,520 on January 1, 2007; and 5,520 on April 1, 2007. Mr. Jensen was also granted 75,000 shares of Common Stock and an additional amount of options to purchase up to 75,000 shares of Common Stock at $7.50 per share. The 75,000 shares of Common Stock vest as follows: 25,000 on June 1, 2006; 25,000 on January 1, 2007; and 25,000 on June 1, 2007. The options vest as follows: 25,000 on May 11, 2006; 25,000 on June 30, 2007; and 25,000 on June 30, 2008. The options may be exercised at any time within 5 years of vesting.

As previously provided in his employment agreement, upon the occurrence of a USA Transaction (as defined in the employment agreement), the Company will issue to Mr. Jensen 140,000 shares of Common Stock.

All of the shares granted to or to be issued to Mr. Jensen under his employment agreement, and the shares underlying the options granted to Mr. Jensen, are not and will not be registered under the Securities Act of 1933, as amended, and constitute restricted securities as such term is defined in Rule 144 promulgated under the 1933 Act.

On May 11, 2006, the Company and Mr. Herbert entered into an Amended and Restated Employment Agreement pursuant to which the term of Mr. Herbert’s employment with the Company was extended to June 30, 2009. Effective May 11, 2006, Mr. Herbert’s base salary was increased to $285,000 per annum. Mr. Herbert’s base salary had not been increased since January 1, 2004. Mr. Herbert was granted the right to elect to have one-half of his base salary for each of the fiscal years ending June 30, 2007, June 30, 2008, and June 30, 2009 paid in shares of Common Stock rather than cash. Mr. Herbert was also granted 50,000 shares of Common Stock and an additional amount of options to purchase up to 18,000 shares of Common Stock at $7.50 per share. The 50,000 shares of Common Stock vest as follows: 16,667 on June 1, 2006; 16,667 on January 1, 2007; and 16,666 on June 1, 2007. The options vest as follows: 6,000 on May 11, 2006; 6,000 on June 30, 2007; and 6,000 on June 30, 2008. The options may be exercised at any time within 5 years of vesting. All of the shares granted to or to be issued to Mr. Herbert under his employment agreement, and the shares underlying the options granted to Mr. Herbert, are not and will not be registered under the Securities Act of 1933, as amended, and constitute restricted securities as such term is defined in Rule 144 promulgated under the 1933 Act.

On May 11, 2006, the Company and Mr. DeMedio entered into an amendment to his Employment Agreement pursuant to which the term of Mr. DeMedio’s employment with the Company was extended to June 30, 2008. Effective May 11, 2006, Mr. DeMedio’s base salary was increased to $165,000 per annum. Mr. DeMedio was granted the right to elect to have one-half of his base salary for each of the fiscal years ending June 30, 2007, and June 30, 2008 paid in shares of Common Stock rather than cash. Mr. DeMedio was also granted options to purchase up to 7,000 shares of Common Stock at $7.50 per share. The options vest as follows: 2,334 on May 11, 2006; 2,333 on June 30, 2007; and 2,333 on June 30, 2008. The options may be exercised at any time within 5 years of vesting. All of the shares underlying the options granted to Mr. DeMedio under his employment agreement are not and will not be registered under the Securities Act of 1933, as amended, and constitute restricted securities as such term is defined in Rule 144 promulgated under the 1933 Act.

Item 6. Exhibits

10.1	Amended and Restated Employment and Non-Competition Agreement between the Company and George R. Jensen, Jr., dated May 11, 2006

10.2	Amended and Restated Employment and Non-Competition Agreement between the Company and Stephen P. Herbert dated May 11, 2006

10.3	First Amendment to Employment and Non-Competition Agreement between the Company and David M. DeMedio dated May 11, 2006

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date: May 15, 2006	/s/ George R. Jensen, Jr.
George R. Jensen, Jr., Chairman, Chief Executive Officer

Date: May 15, 2006	/s/ David M. DeMedio
David M. DeMedio, Chief Financial Officer