Form 10-K
period 2006-06-30
USA TECHNOLOGIES INC
filed 2006-09-28
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The Company's voting securities are traded on the Over the Counter (OTC) Electronic Bulletin Board. The aggregate market value of the voting common equity securities held by non-affiliates of the Registrant was $54,406,332 as of the last business day of the most recently completed second fiscal quarter, December 31, 2005, based upon the closing price of the Registrant's Common Stock on that date.

As of September 15, 2006, there were 6,586,487 outstanding shares of Common Stock, no par value.

 USA TECHNOLOGIES, INC.

USA TECHNOLOGIES, INC.

PART I

Item 1. Business.

OVERVIEW

USA Technologies, Inc. (the “Company”, “We” or “Our”) was incorporated in the Commonwealth of Pennsylvania in January 1992. The Company offers a suite of networked devices and associated wireless non-cash payment, control/access management, remote monitoring and data reporting services, as well as energy management products. Our networked devices and associated services enable the owners and operators of everyday, stand-alone, distributed assets, such as vending machines, personal computers, copiers, faxes, kiosks and laundry equipment, the ability to remotely monitor, control and report on the results of these distributed assets, as well as the ability to offer their customers alternative cashless payment options. As a result of the acquisition of the assets of Bayview Technology Group, LLC (“Bayview”) in July 2003, our Company also manufactures and sells energy management products which reduce the electrical power consumption of various existing equipment, such as refrigerated vending machines and glass front coolers, thus reducing the electrical energy costs associated with operating this equipment.

Our customers fall into the following categories: vending machine owners and operators, business center operators which include hotels and audio visual companies, commercial laundry operators servicing colleges and universities, brand marketers wishing to provide their products or services via kiosks or vending machines and equipment manufacturers that would like to incorporate the technological features of our networked devices (i.e. remote monitoring, reporting and control as well as cashless payments) into their products. Customers for our energy management products also include energy utility companies, schools and operators of glass front coolers.

OUR TECHNOLOGY

Our Company offers an end-to-end solution for control/access management, remote monitoring, turnkey cashless payment processing and data reporting for distributed assets such as vending machines, office equipment, laundry machines and kiosks. This solution consists of a device in the distributed asset (the “client device”), a connectivity medium, and our proprietary network.

The Client Devices

As part of the end-to-end solution, the Company offers its customers several different client devices to connect their distributed assets. These client devices range from software, or dynamic link libraries ("DLLs"), to hardware devices consisting of control boards, magnetic strip card readers, RFID readers, and/or receipt printers. The client device can be embedded inside the host equipment, such as software residing in the central processing unit of a Kiosk; it can be integrated as part of the host equipment, such as our e-Port(R) hardware that can be attached to the door of a vending machine; or it can be a peripheral, stand-alone terminal, such as our TransAct(TM) terminal for Business Express(R).

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

The Connectivity Mediums

Connectivity of our client devices (e-Port(R) and TransAct(R)) to the USALive(R) network is another component of the Company's end-to-end solution. The reliable, cost effective transfer of customer's business critical data is paramount to the services we deliver. Due to the importance of connectivity, and realizing that every customer's connectivity needs may be different (e.g. access, or lack thereof, to phone lines, local area networks ("LANs”), wide area networks ("WANs”) and wireless data networks), the Company offers multiple connectivity solutions - phone line, Ethernet and wireless.

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

USALive On-line(TM) is the web based reporting system that customers use to gain access to the valuable business information collected from the networked devices. The website's functionality includes: management of the distributed assets deployed in the field, such as new activations and location redeployments; user-defined reporting for miscellaneous payment types (e.g. cash, credit, etc), date and time product sold, and sales amount; and detailed bank account deposit information, by device, for easier bank reconciliation. The Company offers this service through either a Company branded website or Customer specific branded website.

OUR PRODUCTS AND SERVICES

Intelligent Vending(R)

Developed for the vending industry, Intelligent Vending(R) is our end-to-end vending solution. This system bundles e-Port(R), USALive(R), and its web-based remote monitoring, management, reporting and turnkey payment processing. Our latest improvement to Intelligent Vending(R) is the introduction of our e-Port(R) G-6. This device includes a radio frequency identification (“RFID”) or “Tap & Go™” tag reader for added convenience to consumers.

Vending operators purchasing our Intelligent Vending(R) products and services will have the capability to conduct cashless transactions via credit cards, debit cards and other payment mediums such as employee/student ids and hotel room keys; to offer improved and expanded customer services by utilizing 'real-time', web-based reporting to keep machine inventory at a desirable level and consumer access to our 1-800 help-desk center for customer purchasing inquiries, both providing the end-user a more consistent user experience; to reduce operational costs through utilization of our remote monitoring technology, thereby maximizing the scheduling of service visits and limiting 'out-of-stock' machines; and to reduce theft and vandalism by providing 100% accountability of all sales transactions and reducing the cash reserves inside the machine.

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

Laundry operators purchasing our eSuds(TM) system will have the capability to conduct cashless transactions via credit cards, debit cards and other payment mediums such as student ids; to reduce operational costs through utilization of our remote monitoring technology, thereby maximizing the scheduling of service visits and increasing machine up-time. The system can also increase customer satisfaction through improved maintenance, higher machine availability, specialized services (i.e. email alerts to indicate that laundry cycle is finished) and the convenience of non-cash transactions. Installations have been completed at Carnegie Mellon University, Rutgers University, Case Western Reserve, John Hopkins University and others. We are working with distributors to install eSuds(TM) at other colleges and universities based on the positive results of these installations.

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

Energy Management Products

With the acquisition of Bayview in July 2003, our Company offers energy conservation products ("Misers”) that reduce the electrical power consumption of various types of existing equipment, such as vending machines, glass front coolers and other "always-on" appliances by allowing the equipment to selectively operate in a power saving mode when the full power mode is not necessary. Each of the Company's Miser products utilizes occupancy sensing technology to determine when the surrounding area is vacant or occupied. The Miser then utilizes occupancy data, room and product temperatures, and an energy saving algorithm to selectively control certain high-energy components (e.g. compressor and fan) to realize electrical power savings over the long-term use of the equipment. Customers of our VendingMiser(R) product benefit from reduced energy consumption and costs of up to 46% per machine, depending on regional energy costs, machine type, and utilization of the machine. Our Misers also reduce the overall stress loads on the equipment, helping to reduce associated maintenance costs.

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

SALES AND MARKETING

The Company's sales strategy includes both direct sales and channel development, depending on the particular dynamics of each of our markets. Our marketing strategy is diversified and includes media relations, direct mail, conferences and client referrals. As of June 30, 2006, the Company was marketing and selling its products through its full time staff consisting of thirteen people.

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

STRATEGIC RELATIONSHIPS

Mastercard International

In June 2006, Mastercard International and the Company signed an agreement to deploy 1,000 e-Port devices that accept Matercard “PayPass™” in Coca-Cola vending machines owned and operated by the Philadelphia Coca-Cola Bottling Company. From July through September 2006, the Company has earned approximately $400,000 from this agreement.

Mars Electronics Inc. (MEI)

In September 2004, MEI and the Company signed a technology licensing and sales agreement to bring a turnkey cash and credit card payment system to the vending market. Under the agreement, MEI licensed our intellectual property so operators can connect to USALive(R), our network for services and credit card transaction capability. As of September 2006, the Company has not earned material revenues from these agreements.

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

The Company’s key competitive factors include our unique products, our integrated services, product performance and price. Our competitors are well established, have substantially greater resources than the Company and have established reputations for success in the development, sale and service of high quality products. Any increase in competition in the future may result in reduced sales and/or lower percentages of gross revenues being retained by the Company in connection with its licensing arrangements, or otherwise may reduce potential profits or result in a loss of some or all of its customer base.

CUSTOMER CONCENTRATIONS

Approximately 39% and 36% of the Company's accounts and finance receivables at June 30, 2006 and 2005, respectively, were concentrated with two and two customers, respectively. Approximately 29%, 11% and 13% of the Company's revenues for the year ended June 30, 2006, 2005 and 2004, respectively, were concentrated with two, one and one customer(s), respectively. The Company's customers are principally located in the United States.

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

Through August 31, 2006, 59 United States patents and 5 Foreign patents have been issued to the Company, 21 United States patents and 8 Foreign patents are pending and 2 patents have received notices of allowance.

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

o	U.S. Patent No. D477,030 entitled "Vending machine cashless payment terminal";

o	U.S. Patent No. D476,037 entitled "User interface bracket for a point of sale terminal";

o	U.S. Patent No. D476,036 entitled "Printer bracket for point of sale terminal";

o	U.S. Patent No. D475,751 entitled "User interface bracket for a point of sale terminal";

o	U.S. Patent No. D475,750 entitled "Paper guide for a point of sale terminal";

o	U.S. Patent No. D475,414 entitled "Printer bracket for point of sale terminal";

o	U.S. Patent No. 5,844,808 entitled "Apparatus and methods for monitoring and communicating with a plurality of networked vending machines";

o	U.S. Patent No. 6,581,396 entitled "Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode";

o	U.S. Patent No. 6,389,822 entitled "Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode";

o	U.S. Patent No. 6,243,626 entitled "External power management device with current monitoring precluding shutdown during high current"; and

o	U.S. Patent No. 5,477,476 entitled "Power conservation system for computer peripherals";

o	U.S. Patent No. 6,629,080 entitled "Transaction processing method of fulfilling an electronic commerce transaction by an electronic commerce terminal system";

o	U.S. Patent No. D480,948 entitled "Mounting bracket for mounting a cashless payment terminal to a vending machine";

o	U.S. Patent No. 6,643,623 entitled "A method of transacting an electronic mail, an electronic commerce, and an electronic business transaction by an electronic commerce terminal using a gas pump";

o	U.S. Patent No. 6,684,197 entitled "Method of revaluing a private label card using an electronic commerce terminal (as amended)";

o	U.S. Patent No. 6,754,641 entitled "Dynamic identification interchange method for exchanging one form of identification for another";

o
U.S. Patent No. 6,763,336 entitled "Method of transacting an e-mail, an e-commerce, and an e-business transaction by an electronic commerce terminal using a wirelessly networked plurality of portable devices";

o	U.S. Patent No. 6,801,836 entitled "Power-conservation based on indoor/outdoor and ambient-light determinations";

o	U.S. Patent No. 6,807,532 entitled "Method of soliciting a user to input survey data at an electronic commerce terminal";

o	U.S. Patent No. 6,853,894 entitled "Global network based vehicle safety and security telematics";

o	U.S. Patent No. 6,856,820 entitled "An in-vehicle device for wirelessly connecting a vehicle to the internet and for transacting e-commerce and e-business";

o	U.S. Patent No. 6,895,310 entitled "Vehicle related wireless scientific instrumentation telematics";

o	U.S. Patent No. 6,898,942 entitled "Method and apparatus for conserving power consumed by a refrigerated appliance";

o	U.S. Patent No. 6,931,869 entitled "Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode";

o	U.S. Patent No. 6,975,926 entitled "Method and apparatus for power management control of a compressor-based appliance that reduces electrical power consumption on an appliance";

o	U.S. Patent No. 7,003,289 entitled "Communication interface device for managing wireless data transmission between a vehicle and the internet";

o	U.S. Patent No. 7,076,329 entitled "Cashless vending transaction management by a Vend Assist mode of operation";

o	Canadian Patent No. D199-1014 entitled "Sign holder";

o	Canadian Patent No. D199-1038 entitled "Laptop data port enclosure";

o	Canadian Patent No. 2,291,015 entitled "Universal interactive advertising and payment system for public access electronic commerce and business related products and services";

o	Australian Patent No. 2001263356 entitled "Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode"; and

o	Mexican Patent No. 234363 entitled "Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode".

The Company believes that the U.S. patent No. 6,505,095 entitled "System for providing remote audit, cashless payment, and interactive transaction capabilities in a vending machine" is important in protecting its intellectual property used in its e-Port(R) control system targeted to the vending industry. The patent expires in July 2021.

RESEARCH AND DEVELOPMENT

Research and development expenses, which are included in general and administrative and compensation expense in the Consolidated Statements of Operations, were approximately $974,000, $1,364,000, and $688,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

EMPLOYEES

On August 31, 2006, the Company had 57 full-time employees and 2 part-time employees.

Item 1A. Risk Factors

We have a history of losses since inception and if we continue to incur losses the price of our shares can be expected to fall.

We have experienced losses since inception. We expect to continue to incur losses for the foreseeable future as we expend substantial resources on sales, marketing, and research and development of our products. From our inception through June 30, 2006, our cumulative losses are approximately $128 million. For our fiscal years ended June 30, 2004, 2005 and 2006, we have incurred net losses of $21,426,178, $15,499,190, and $14,847,076, respectively. If we continue to incur losses, the price of our common stock can be expected to fall.

Our existence is dependent on our ability to raise capital that may not be available.

There is currently limited experience upon which to assume that our business will prove financially profitable or generate sufficient revenues to cover our expenses. From inception, we have generated funds primarily through the sale of securities. Although we believe that we have adequate existing resources to provide for our funding requirements through at least June 30, 2007, there can be no assurances that we will be able to continue to generate sufficient funds thereafter. We expect to raise funds in the future through sales of our debt or equity securities until such time, if ever, as we are able to operate profitably. During the year ended June 30, 2006, cash used in operating activities was approximately $924,000 per month. Using the actual cash requirements for the prior fiscal year for estimating cash requirements for the entire year ending June 30, 2006 (which assumes a static level of revenues), cash requirements for fiscal year 2007, including requirements for capital expenditures and repayments of long-term debt, would be approximately $11,600,000. Subsequent to June 30, 2007, our inability to obtain needed funding can be expected to have a material adverse effect on our operations and our ability to achieve profitability. If we fail to generate increased revenues or fail to sell additional securities you may lose all or a substantial portion of your investment.

We received an opinion from our auditor which raises substantial doubt about our ability to continue as a going concern.

Our auditors, Goldstein Golub Kessler LLP, have included an explanatory paragraph in their report on our June 30, 2006 consolidated financial statements indicating that as of June 30, 2006, there is substantial doubt about our ability to continue as a going concern. We will require additional funds in the future, and there can be no assurance that any independent auditors` report on our future financial statements will not include a similar explanatory paragraph if we are unable to raise sufficient funds or generate sufficient cash from operations to cover the cost of our operations. The existence of the explanatory paragraph may adversely affect our relationship with prospective customers, suppliers and potential investors, and therefore could have a material adverse effect on our business, financial condition and results of operations.

We depend on our key personnel and if they would leave us, our business could be adversely affected.

We are dependent on key management personnel, particularly the Chairman and Chief Executive Officer, George R. Jensen, Jr. The loss of services of Mr. Jensen or other executive officers would dramatically affect our business prospects. Certain of our employees are particularly valuable to us because:

o	they have specialized knowledge about our company and operations;

o	they have specialized skills that are important to our operations; or

o	they would be particularly difficult to replace.

We have entered into an employment agreement with Mr. Jensen that expires in June 30, 2009. We have also entered into employment agreements with other executive officers, each of which contain non-compete agreements. We have obtained a key man life insurance policy in the amount of $2,000,000 on Mr. Jensen and a key man life insurance policy in the amount of $1,000,000 on our President, Stephen P. Herbert.

We do not have and do not intend to obtain key man life insurance coverage on any of our other executive officers. As a result, we are exposed to the costs associated with the death of these key employees.

USA's dependence on proprietary technology and limited ability to protect our intellectual property may adversely affect our ability to compete.

A successful challenge to our ownership of our technology could materially damage our business prospects. Our technology may infringe upon the proprietary rights of others. Our success is dependent in part on our ability to obtain patent protection for our proprietary products, maintain trade secret protection and operate without infringing the proprietary rights of others.

Through August 31, 2006, we have 29 pending patent applications, and intend to file applications for additional patents covering our future products, although there can be no assurance that we will do so. In addition, there can be no assurance that we will maintain or prosecute these applications. The United States Government and other countries have granted us 64 patents as of August 31, 2006. There can be no assurance that:

o	any of the remaining patent applications will be granted to us;

o	we will develop additional products that are patentable or do not infringe the patents of others;

o	any patents issued to us will provide us with any competitive advantages or adequate protection for our products;

o	any patents issued to us will not be challenged, invalidated or circumvented by others; or

o	any of our products would not infringe the patents of others.

If any of the products are found to have infringed any patent, there can be no assurance that we will be able to obtain licenses to continue to manufacture and license such product or that we will not have to pay damages as a result of such infringement. Even if a patent application is granted for any of our products, there can be no assurance that the patented technology will be a commercial success or result in any profits to us.

Competition from others with greater resources could prevent USA from increasing revenue and achieving profitability.

Competition from other companies that are well established and have substantially greater resources may reduce our profitability. Many of our competitors have established reputations for success in the development, sale and service of high quality products. We face competition from the following groups:

o
companies offering automated, credit card activated control systems in connection with facsimile machines, personal computers, debit card purchase/revalue stations, and use of the Internet and e-mail which directly compete with our products;

o
companies which have developed unattended, credit card activated control systems currently used in connection with public telephones, prepaid telephone cards, gasoline dispensing machines, or vending machines and are capable of developing control systems in direct competition with USA; and

o
businesses which provide access to the Internet and personal computers to hotel guests. Although these services are not credit card activated, such services would compete with USA's Business Express(R).

Competition may result in lower profit margins on our products or may reduce potential profits or result in a loss of some or all of our customer base. To the extent that our competitors are able to offer more attractive technology, our ability to compete could be adversely affected.

The termination of any of our relationships with third parties upon whom we rely for supplies and services that are critical to our products could adversely affect our business and delay achievement of our business plan.

We depend on arrangements with third parties for a variety of component parts used in our products. We have contracted with Masterwork Electronics to assist us to develop and manufacture our e-Port(R) products and with various sources to manufacture our energy miser products. For other components, we do not have supply contracts with any of our third-party suppliers and we purchase components as needed from time to time. We have contracted with IBM to host our network in a secure, 24/7 environment to ensure reliability of our network services. If these business relationships are terminated, the implementation of our business plan may be delayed until an alternative supplier or service provider can be retained. If we are unable to find another source or one that is comparable, the content and quality of our products could suffer and our business, operating results and financial condition could be harmed.

Our reliance on our telecommunication service provider exposes us to a number of risks over which we have no control, including risks with respect to increased prices and termination of essential services.

The operation of our network depends upon the capacity, reliability and security of services provided to us by our telecommunication services provider, Cingular. We have no control over the operation, quality or maintenance of these services or whether the vendor will improve its services or continue to provide services that are essential to our business. In addition, our telecommunication services provider may increase its prices at which it provides services, which would increase our costs. If our telecommunication services provider were to cease to provide essential services or to significantly increase its prices, we could be required to find alternative vendors for these services. With a limited number of vendors, we could experience significant delays in obtaining new or replacement services, which could lead to slowdowns or failures of our network. In addition, we may have to replace our existing e-Port devices that are already installed in the marketplace. This could significantly harm our reputation and could cause us to lose customers and revenues.

We may not be able to adapt to changing technology and our customers’ technology needs.

We face rapidly changing technology and frequent new service offerings by competitors that can render existing services obsolete or unmarketable. Our future success depends on our ability to enhance existing services and to develop, introduce and market, on a timely and cost effective basis, new services that keep pace with technological developments and customer requirements.

We do not expect to pay cash dividends in the foreseeable future and therefore investors should not anticipate cash dividends on their investment.

The holders of our common stock and series A preferred stock are entitled to receive dividends when, and if, declared by our board of directors. Our board of directors does not intend to pay cash dividends in the foreseeable future, but instead intends to retain any and all earnings to finance the growth of the business. To date, we have not paid any cash dividends on the common stock or series A preferred stock and there can be no assurance that cash dividends will ever be paid on the common stock.

In addition, our articles of incorporation prohibit the declaration of any dividends on the Common Stock unless and until all unpaid and accumulated dividends on the Series A preferred stock have been declared and paid. Through June 30, 2006, the unpaid and cumulative dividends on the series A preferred stock equal $8,226,261. The unpaid and cumulative dividends on the series A preferred stock are convertible into shares of common stock at the rate of $1000 per share at the option of the shareholder. Through June 30, 2006, $2,702,764 of unpaid and cumulative dividends on the Series A Preferred Stock were converted into 2,903 shares of common stock.

Our products may fail to gain widespread market. As a result, we may not generate sufficient revenues or profit margins to become successful.

There can be no assurance that demand for our products will be sufficient to enable us to become profitable. Likewise, no assurance can be given that we will be able to install the TransActs and e-Ports at enough locations or sell equipment utilizing our network or our energy management products to enough locations to achieve significant revenues or that our operations can be conducted profitably. Alternatively, the locations which would utilize the network may not be successful locations and our revenues would be adversely affected. We may in the future lose locations utilizing our products to competitors, or may not be able to install our products at competitors’ locations. In addition, there can be no assurance that our products could evolve or be improved to meet the future needs of the market place.

The lack of an established trading market may make it difficult to transfer our stock and you may not be able to sell your shares on our trading market.

Our Common Stock is traded on the OTC Bulletin Board. Although there is limited trading in the Common Stock, there is no established trading market. Until there is an established trading market, holders of the common stock may find it difficult to dispose of, or to obtain accurate quotations for the price of the common stock.

The substantial market overhang of our shares will tend to depress the market price of our shares.

The substantial number of our shares currently eligible for sale in the open market will tend to depress the market price of our shares. As of June 30, 2006, these shares consisted of the following:

-	6,327,175 shares of Common Stock
-	5,215 shares of Preferred Stock
-	8,226 shares issuable upon conversion of the accrued and unpaid dividends on the Series A Preferred Stock
-	398,414 shares underlying Common Stock options and warrants
-	140,000 shares issuable to Mr. Jensen, our Chief Executive Officer, under his employment agreement upon the occurrence of a USA Transaction
-	669,635 shares underlying our Convertible Senior Notes
-	715,571 shares issuable under the 2006 Common Stock Agreement with Steve Illes; and
-	16,587 shares issuable under our 2006-A Stock Compensation Plan.

Sales of shares eligible for future sale from exercise of warrants and options and our 2006 Common Stock Agreement could depress the market price of our common stock.

As of June 30, 2006, we had issued and outstanding options to purchase 178,933 shares of our common stock, warrants to purchase 219,481 shares, and 715,571 shares eligible for sale under our 2006 Common Stock Agreement. The shares underlying 78,933 of these options, all of these warrants, and all of the shares underlying the 2006 Common Stock Agreement have been registered and may be freely sold upon issuance. Market sales of large amounts of our common stock, or the potential for those sales even if they do not actually occur, may have the effect of depressing the market price of our common stock. In addition, if our future financing needs require us to issue additional shares of common stock or securities convertible into common stock, or the increase of the number of shares eligible for sale to Mr. Illes under our agreements with him, the supply of common stock available for resale could be increased which could stimulate trading activity and cause the market price of our common stock to drop, even if our business is doing well.

We are obligated to make substantial principal and interest payments to the holders of the Senior Notes for which funds may not be available or would use our available working capital.

As of June 30, 2006, we had $320,000 of unsecured senior notes due on June 30, 2009, $983,826 of unsecured senior notes due on June 30, 2007, $2,962,516 of unsecured senior notes due on December 31, 2007, $2,096,919 of unsecured senior notes due on December 31, 2008, $1,520,000 of unsecured senior notes due on December 31, 2009, and $2,012,000 of unsecured senior notes due on December 31, 2010. These notes accrue cash interest at the rate of twelve percent (12%) per year with the exception of the notes due June 30, 2007, December 31, 2010 and $181,611 of the December 31, 2008 notes, which accrue cash interest at the rate of ten percent (10%) per year. We are required to make quarterly interest payments totaling approximately $281,000 or $1,124,000 each year.

Until the Senior Notes have been paid by us, they will be reflected as a liability on our financial statements, net of the related unamortized discount and other issuance costs.

Our ability to satisfy the debt obligations is dependent on our future performance, the success of our product lines and on our ability to raise capital. Our performance is also subject to financial, business and market factors affecting our business and operations.

We anticipate that the Senior Notes will either be converted into Common Stock or be paid from cash generated from operations, as well as proceeds from securities offerings. However, there can be no assurance that we will meet our obligations to pay quarterly interest on or the principal amount of the senior notes at maturity. The payment of the interest and principal on these notes would utilize our available working capital, which would not be available for other purposes.

Credit card issuers have promulgated credit card security guidelines as part of their ongoing efforts to battle identity theft and credit card fraud.

We continue to work with credit card issuers to assure that our products and services comply with these rules. These can be no assurances, however, that our products and services are invulnerable to unauthorized access or hacking. When there is unauthorized access to credit card data that results in financial loss, there is the potential that parties could seek damages from us.

We are subject to laws and regulations that affect the products, services and markets in which we operate. Failure by us to comply with these laws or regulations would have an adverse effect on our business, financial condition, or results of operations.

The Company is, among other things, subject to banking regulations and credit card association regulations. Failure to comply with these regulations may result in the suspension or revocation of our business, the limitation, suspension or termination of service, and/or the imposition of fines that could have an adverse effect on our financial condition. Additionally, changes to legal rules and regulations, or interpretation or enforcement thereof, could have a negative financial effect on the Company and our product offerings. The payment processing industry may become subject to regulation as a result of recent data security breaches that have exposed consumer data to potential fraud. To the extent this occurs, we could be subject to additional technical, contractual or other requirements as a condition of our continuing to conduct our payment processing business. These requirements could cause us to incur additional costs, which could be significant, or to lose revenues to the extent we do not comply with these requirements.

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

In December 2004, the Company entered into a lease for 2,837 square feet of space located in Denver, Colorado, to be used for administrative functions, sales activities and product warehousing associated with our energy management products. The lease term extends through May 31, 2009 and provides for five months of free rent followed by rent payments of $1,200 per month and escalating payments beginning on June 1, 2006. The lease provides for additional rent for a prorated share of operating costs for the entire facility.

Item 3. Legal Proceedings.

In February 2005, a Complaint was filed against the Company in the State Court of Fulton County, Georgia, captioned Swartz Private Equity, L.L.C. vs. USA Technologies, Inc. (File No. 2005 VS 0777772D). The Complaint alleges that the Company breached various agreements entered into with Swartz Private Equity, LLC in August and September 2000 in connection with the so-called equity line of credit provided by Swartz to the Company. The Complaint requests monetary damages of $4,350,381 representing the alleged value of the warrants currently held by, or claimed to be due to, Swartz, monetary damages of $196,953 representing a termination fee allegedly due in connection with the termination of an agreement, and unspecified monetary damages relating to the alleged breach of certain rights of first refusal.

In June 2005, the Company filed an Answer, Affirmative Defenses and Counterclaims in response to the Swartz Complaint. The Company’s response denied any liability to Swartz and sought unspecified money damages and other affirmative relief against Swartz. The Company’s filing alleged, among other things, that Swartz should be prohibited from enforcing the various agreements entered into by the parties because Swartz had failed to register as a broker-dealer under applicable Federal and state securities laws as required in order for Swartz to be engaged in the business of providing equity line products. The Company’s filing also alleged that Swartz fraudulently induced the Company to enter into the transaction by misrepresenting to the Company that Swartz was a deep pocket investor with significant financial resources, and Swartz would make significant investments in the Company.

On September 20, 2006, the parties agreed to fully settle this litigation. In this regard, we agreed to issue to Swartz 33,184 shares of our Common Stock. We also agreed to honor the cashless exercise of warrants by Swartz in 2003 for 6,816 shares of Common Stock. We had previously disputed that Swartz had validly exercised those warrants. We have granted to Swartz certain registration rights in connection with the 33,184 shares. The parties are currently preparing the settlement agreement and release implementing the settlement.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Common Stock of the Company is currently traded on the OTC Electronic Bulletin Board under the symbol USAT.

The high and low bid prices on the OTC Electronic Bulletin Board for the Common Stock were as follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year ended June 30, 2006
First Quarter (through September 30, 2005)	$16.80	$12.00
Second Quarter (through December 31, 2005)	$13.10	$8.50
Third Quarter (through March 31, 2006)	$14.00	$10.10
Fourth Quarter (through June 30, 2006)	$8.95	$6.50

Year ended June 30, 2005
First Quarter (through September 30, 2004)	$18.10	$11.70
Second Quarter (through December 31, 2004)	$16.40	$9.50
Third Quarter (through March 31, 2005)	$28.00	$10.80
Fourth Quarter (through June 30, 2005)	$20.00	$13.30

On August 31, 2006 there were 1,293 record holders of the Common Stock and 506 record holders of the Preferred Stock.

The holders of the Common Stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company's Common Stock or Preferred Stock. No dividend may be paid on the Common Stock until all accumulated and unpaid dividends on the Preferred Stock have been paid. As of June 30, 2006, such accumulated unpaid dividends amounted to $8,226,261.

As of June 30, 2006, equity securities authorized for issuance by the Company with respect to compensation plans were as follows:

Plan category	Number of securities to be issued upon exercises of outstanding options and warrants		Weighted average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance

Equity compensation plans approved
by security holders	None		Not applicable	None
Equity compensation plans not approved
by security holders	178,933	(a)	$8.68	156,587	(b)

a) Represents stock options outstanding as of June 30, 2006 for the purchase of shares of Common Stock of the Company expiring at various times from July 2006 through June 2013. Of such options, 164,275 were granted to employees and directors of the Company and 14,658 to former option holders of Stitch Networks Corporation. Exercise prices for all the options outstanding were at prices that were either equal to or greater than the market price of the Company's Common Stock on the dates the options were granted.

b) Represents 140,000 shares of Common Stock issuable to the Company's Chief Executive Officer under the terms of his employment agreement plus 16,587 shares of Common Stock issuable under the Company's 2006-A Stock Compensation Plan.

In July 2003 the Company and the Company's Chief Executive Officer (CEO) amended the terms of his employment agreement. Under the terms of the previous Executive Employment Agreement, the CEO would have been granted seven percent (non-dilutive) of all the then issued and outstanding shares of the Company's Common Stock in the event a "USA Transaction" (as defined) occurs, which among other events includes a change in control of the Company. The amended terms of the Executive Employment Agreement, eliminated the seven percent (non-dilutive) right to receive Common Stock upon a "USA Transaction", and granted the CEO an aggregate of 140,000 shares of Common Stock in the event a "USA Transaction" occurs. In exchange for the amendment of these terms, the Company issued an aggregate of 105,000 shares of its Common Stock to the CEO. In connection with this amendment, the CEO also entered into a lock-up agreement pursuant to which he shall not sell 25,000 of these shares for a one-year period and 80,000 of these shares for a two-year period. The CEO will not be required to pay any additional consideration for these shares of Common Stock. At the time of a "USA Transaction", all of the 140,000 shares to be issued to the CEO in connection with this amendment are automatically deemed to be issued and outstanding, and will be entitled to be treated as any other issued and outstanding shares of Common Stock. The right to receive the shares is irrevocable and fully vested, and the rights have no expiration date and will not be affected by the termination of the CEO’s employment with the Company for any reason whatsoever. The shares issuable to Mr. Jensen have not been reserved for issuance by the Company and are not reflected or included in the number of issued and outstanding shares of the Company on a fully diluted basis in this Form 10-K.

The Company's Board of Directors established and authorized the 2006-A Stock Compensation Plan in June 2006 for use in compensating employees, directors and consultants through the issuance of shares of Common Stock of the Company. There were 25,000 shares authorized under the Plan. The underlying shares for the Plan have been registered with the Securities and Exchange Commission as an employee benefit plan under Form S-8. As of June 30, 2006 there were 16,587 shares available for future issuance under the Plan.

As of June 30, 2006, shares of Common Stock reserved for future issuance were as follows:

-	178,933 shares issuable upon the exercise of stock options at exercise prices ranging from $7.50 to $100 per share

-	214,436 shares issuable upon the exercise of common stock warrants at exercise prices ranging from $7 to $125 per share

-	5,215 shares issuable upon the conversion of outstanding Preferred Stock

-	669,635 shares issuable upon the conversion of Senior Notes having an aggregate face value of $9,895,262

-	715,571 shares issuable to an accredited investor under the 2006 Common Stock Agreement

-	16,587 shares issuable the 2006-A Stock Compensation Plan; and

-	140,000 shares issuable to Mr. Jensen under his employment agreement upon the occurrence of a USA Transaction

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended June 30, 2006, the Company issued to Mr. Steve Illes 1,023,076 shares of Common Stock for an aggregate purchase price of $6,436,250 pursuant to the 2006 Common Stock Agreement dated February 17, 2006, between Mr. Illes and the Company. The offer and sale of the shares were exempt from registration under Rule 506 promulgated under Section 4(2) of the Act. Mr. Illes is an accredited investor, made appropriate investment representations, was afforded access to all public filings and all other information that the Company could reasonably obtain. As agreed between Mr. Illes and the Company, the shares issued to Mr. Illes were registered for resale under the Act.

The following shares were not registered pursuant to the exemption from registration under Section 4(2) of the Act, and constitute restricted securities as such term is defined under Rule 144 promulgated thereunder.

During the quarter ended June 30, 2006, the Company issued to Mr. Jensen 75,000 shares of Common Stock in consideration for Mr. Jensen executing his employment agreement with the Company. See “Item 11 - Executive Compensation - Executive Employment Agreements”.

Similarly, the Company issued to Mr. Herbert 50,000 shares of Common Stock in consideration for Mr. Herbert executing his employment agreement with the Company. See “Item 11 - Executive Compensation - Executive Employment Agreements”.

The Company also issued non-qualified stock options to purchase shares of Common Stock to certain executive officers and directors, as indicated in Item 11, under the headings, “Option Grants in Last Fiscal Year,” “Executive Employment Agreements,” and “Compensation of Directors.”

Item 6. Selected Financial Data.

	Year ended June 30
	2006	2005	2004	2003	2002
OPERATIONS DATA

Revenues	$6,414,803	$4,677,989	$5,632,815	$2,853,068	$1,682,701

Net loss	(14,847,076)	(15,499,190)	(21,426,178)	(21,965,499)	(17,314,807)

Cumulative preferred dividends	(783,289)	(784,113)	(786,513)	(793,586)	(822,561)
Loss applicable to common shares	$(15,630 ,365)	$(16,283,303)	$(22,212,691)	$(22,759,085)	$(18,137,368)

Loss per common share (basic and diluted)	$(3.15)	$(4.18)	$(7.70)	$(20.36)	$(50.39)

Cash dividends per common share
	$—	$—	$—	$—	$—

BALANCE SHEET DATA
Total assets	$23,419,466	$23,391,765	$25,880,577	$17,892,681	$17,056,773
Convertible Senior Notes and other
long-term debt	$7,780,853	$9,337,300	$7,273,056	$9,213,699	$7,968,097

Shareholders' equity	$11,177,064	$9,309,185	$14,108,662	$3,692,083	$3,395,892

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

During the fourth quarter of fiscal year 2002, the multi-media e-Port(TM) client product and enhanced network became available for general release to the Company's customers. During this quarter, management performed an evaluation of the commercial success and preliminary market acceptance of the multi-media e-Port(TM) and enhanced network and as a result of this evaluation the Company determined that the estimated future revenues less costs to complete and dispose of the multi-media e-Port client product was zero. Therefore, the Company wrote down $2,663,000 of software development costs related to the multi-media e-Port client product. The unamortized balance of the software development costs after the impairment charge was amortized over an estimated useful life of two years and was fully amortized during the year ended June 30, 2004. Accumulated amortization was $5,326,186 at June 30, 2006, 2005, and 2004. Amortization expense was approximately $999,000 during the year ended June 30, 2004. Such amortization is reflected in cost of sales in the accompanying consolidated statements of operations.

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

During the fourth quarter of fiscal year 2003, the Company reviewed certain long-lived assets (vending machines) and determined that such assets were impaired. These vending machines were used and intended for use in connection with the Company's program with Kodak to sell disposable cameras and film pursuant to the Kodak Vending Placement Agreement. Management determined that it was more likely than not that these vending machines would be disposed of before the end of their previously estimated useful lives. The estimated undiscounted cash flows for this group of assets were less than the carrying value of the related assets. As a result, the Company recorded a charge of approximately $321,000 representing the difference between the fair value as determined from a quoted market price and the carrying value of the group of assets. Effective December 31, 2003, the Kodak agreement was terminated. As a result, the carrying value of the vending machines were further impaired and a charge of approximately $367,000 was recorded as a component of the gain on contract settlement in the June 30, 2004 Consolidated Statement of Operations to reflect these assets at their realizable value. The remaining value of these vending machines was then recorded as assets held for sale in the Consolidated Balance Sheets as of June 30, 2004. During the year ended June 30, 2005, the Company wrote off the remaining value of the vending machines that had not been sold during the year as a loss on contract settlement.

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. The Company tests goodwill for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a discounted cash flow analysis to complete the first step in this process. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill as a result of its testing on April 1, 2004, April 2005 and April 1, 2006.

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

Intangible assets include patents, trademarks and non-compete arrangements purchased in acquisitions. Amortization expense related to these intangible assets was $1,236,600, $1,236,600, and $1,208,668 during the years ended June 30, 2006, 2005, and 2004, respectively.

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

During the year ended June 30, 2003, the Company issued 150,000 shares of its Common Stock ($2,850,000) for an investment in 1,870,091 shares in the Jubilee Investment Trust, PLC ("Jubilee"), a United Kingdom Investment Trust whose shares trade on the London Stock Exchange. The Company agreed not to sell the Jubilee shares for a period of 90 days from January 24, 2003 and to sell a maximum of 10% of the Jubilee shares during each month thereafter. Jubilee agreed not to sell the Company's shares of Common Stock for a period of two years from the date of issuance unless agreed to by the Company.

During fiscal year 2004, the Company sold 1,669,091 of the Jubilee shares for net proceeds of $1,471,140 and realized a gain of $603,480, with the cost of the securities calculated by the specific identification method. An unrealized gain of $3,080 and $32,249 on the shares held by the Company was reflected in shareholders' equity as accumulated other comprehensive income at June 30, 2005 and 2004, respectively. During fiscal year 2006, the Company sold the remaining 70,000 shares for net proceeds of $19,243 and realized a loss of $16,087, with the cost of the securities calculated by the specific identification method.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2006

Revenues for the fiscal year ended June 30, 2006 were $6,414,803, an increase of $1,736,814 or 37% from the fiscal year ended June 30, 2005. This increase was primarily attributed to increased sales in our energy, vending and laundry product lines. Revenues are discussed in more detail as follows:

Equipment sales: Revenues from equipment sales increased to $5,198,360 from $3,535,064 in the prior fiscal year, an increase of $1,663,296 or 47%. This increase was primarily attributed to increased sales in our energy ($784,000), vending ($497,000) and laundry ($311,000) equipment sales.

License and transaction fees: Revenues from license and transaction fees increased $73,518 or 6% from $1,142,925 to $1,216,443 for the fiscal years ended June 30, 2005 and 2006, respectively. This increase was primarily due to an increase in license and transaction fees from our Intelligent Vending and eSuds products due to the increased number of devices connected to our USALive® network.

Cost of sales consisted of equipment, product and labor costs of approximately $3,547,000 and $2,431,000 for the fiscal years ended June 30, 2006 and 2005, respectively, an increase of $1,116,000 and network and transaction related costs of approximately $857,000 and $1,048,000 for the years ended June 30, 2006 and 2005, respectively, a decrease of $191,000. The total increase of $925,000 or 27% in cost of sales from $3,478,673 to $4,404,457 for the years ended June 30, 2005 and 2006, respectively, was principally attributable to the increase in equipment sales.

Gross profit for the fiscal year ended June 30, 2006 was $2,010,346, compared to $1,199,316 for the fiscal year ended June 30, 2005. The increase of $811,030 was due to an increase in sales of our higher margin energy management products.

Total operating expenses for the fiscal year ended June 30, 2006 was $13,792,145, an increase of $202,622 or 2% over the prior fiscal year. The components of operating expenses (General and administrative, Compensation, and Depreciation and amortization) and the causes of this increase are explained in further detail, below:

General and administrative expenses decreased from $6,429,458 for the fiscal year ended June 30, 2005 to $5,200,116 for the fiscal year ended June 30, 2006, a decrease of $1,229,342 or 19%. The decrease is due to a reduction in consulting services of approximately $918,000 and a reduction in public relations expenses of approximately $204,000.

Compensation expense increased from $5,559,945 to $6,892,436 for the fiscal year ended June 30, 2005 and 2006, respectively, a $1,332,491 or 24% increase over the prior fiscal year. This increase is primarily due to stock bonuses and options awarded to executives as well as stock options awarded to members of the board of directors. In addition, the Company increased the number of full-time employees during the fiscal year.

Depreciation and amortization expense for the fiscal year ended June 30, 2006 was $1,699,593, compared to $1,600,120 for the prior fiscal year, a $99,473 or 6% increase. This increase was attributable to an increased amount of depreciation expense resulting from approximately $842,000 in property, plant and equipment purchases during the fiscal year. The majority of the purchases relate to the purchase and implementation of Oracle’s e-Business Suite, an enterprise management system.

Total interest expense decreased from $3,127,751 to $2,878,966 for the fiscal year ended June 30, 2005 and 2006, respectively, a decrease of $248,785 or 8%. The decrease is a result of a reduction in the number of conversions of Senior Notes into shares of the Company's Common Stock by Senior Note Holders. In the prior fiscal year, these conversions resulted in additional interest expense due to the accelerated amortization of debt discount charged to interest expense at the time of the conversion of the Senior Notes.

For the fiscal year ended June 30, 2006, the Company recorded a contingent loss accrual related to a proposed settlement agreement with Swartz Private Equity, LLC, as more fully described above, resulting in a contingent loss of $270,000. There were no such losses in the prior fiscal year.

The fiscal year ended June 30, 2006 resulted in a net loss of $14,847,076 (approximately $4.0 million of non-cash charges) compared to a net loss of $15,499,190 (approximately $3.6 million of non-cash charges) for the prior fiscal year.

FISCAL YEAR ENDED JUNE 30, 2005

Revenues for the fiscal year ended June 30, 2005 were $4,677,989, a decrease of $954,826 or 17% from the fiscal year ended June 30, 2004. This decrease was primarily attributed to a decrease in sales of our energy management products. Revenues are discussed in more detail as follows:

Equipment sales: Revenues from equipment sales decreased to $3,535,064 from $4,349,566 in the prior fiscal year, a decrease of $814,502 or 19%. This decrease was primarily attributed to a decrease in sales of our energy management products of approximately $1,000,000. This was a result of approximately $686,000 in sales from three large customer orders in the current fiscal year as compared to approximately $1,691,000 in sales from five large customer orders during fiscal year 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2006, net cash of $11,082,407 was used by operating activities, primarily due to the net loss of $14,847,076 offset by non-cash charges totaling $3,966,080 for transactions involving the issuance of Common Stock for services, stock option compensation charges, depreciation and amortization of assets, amortization of debt discount, and a loss on the sale of an investment. In addition to these non-cash charges, the Company's net operating assets increased by $419,925 (primarily a decrease in accounts payable and an increase in both accounts and finance receivables).

For the year ended June 30, 2006, net cash used in investing activities was $823,227, comprised of purchases of property and equipment (primarily consisting of our purchase and implementation of Oracle’s e-Business Suite, an enterprise management system), reduced slightly by the proceeds from the sale of an investment.

Proceeds from financing activities for the year ended June 30, 2006 provided $12,674,554 of funds, which were necessary to support cash used in operating activities. Net proceeds of $14,150,335 were realized from the issuance of Common Stock and the collection of Common Stock subscriptions receivable. Net proceeds of $1,314,944 were realized from the issuance of Senior Notes. These proceeds were reduced by payments of long-term debt and Senior Notes totaling $2,790,725, including $927,405 of Senior Notes due December 31, 2005, and $1,683,500 of Senior Notes due December 31, 2006.

The Company has incurred losses since inception. Cumulative losses through June 30, 2006 amounted to approximately $127,900,000. The Company has continued to raise capital through equity and debt offerings to fund operations.

During the year ended June 30, 2006, cash used in operating activities was approximately $925,000 per month. Using the prior fiscal year as a basis for estimating cash requirements for the year ending June 30, 2007 (which assumes a static level of revenues), cash requirements for the fiscal year 2007, including requirements for capital expenditures and repayments of long-term debt, would be approximately $11,600,000.

As of June 30, 2006, the Company had approximately $2,900,000 of cash and cash equivalents on hand.

On February 17, 2006, the Company entered into a Common Stock Purchase Agreement (the “2006 Common Stock Agreement”) with Mr. Illes, an accredited investor, as more fully disclosed in the Consolidated Financial Statements. From July 1 to September 15, the Company issued 258,040 shares of Common Stock under the 2006 Common Stock Agreement for total gross proceeds of $1,653,500. As of September 15, 2006, 401,975 registered shares remain issuable under this agreement.

On September 25, 2006, the Company entered into a Common Stock Purchase Agreement (the “2006-B Common Stock Agreement”) with Mr. Illes, an accredited investor. Mr. Illes agreed to purchase shares of the Company's Common Stock with an aggregate purchase price not to exceed $15,000,000. Under the 2006-B Common Stock Agreement, the Company has the right at any time to require Mr. Illes to purchase Common Stock from the Company at the lower of: (i) $30.00 per share; or (ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to Mr. Illes of notice of his obligation to purchase. The Company can require Mr. Illes to purchase shares only if the shares have been registered by the Company for resale under the Act. The agreement also states that no additional shares shall be registered under the 2006 Common Stock Agreement. During any calendar month, Mr. Illes cannot be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $800,000. The initial number of shares of Common Stock subject to this agreement is 1,000,000. The Company has the right in the future, if necessary, to register additional shares in order to ensure that a sufficient number of shares are available for purchase by Mr. Illes. The 2006-B Common Stock Agreement terminates August 30, 2009. The Company agreed to pay Mr. Illes 20,000 shares of Common Stock as a due diligence fee in connection with this transaction.

Funding sources in place to meet the Company's cash requirements for the year ending June 30, 2007 are primarily comprised of approximately $2,900,000 in cash and cash equivalents on hand as of June 30, 2006 and the proceeds that are available under the 2006 and 2006-B Common Stock Agreements detailed above. The Company believes these existing sources will provide sufficient funds to meet its cash requirements through at least June 30, 2007.

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

Item 8. Financial Statements and Supplementary Data.

USA TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

Board of Directors and Shareholders of
USA Technologies, Inc.

We have audited the accompanying consolidated balance sheets of USA Technologies, Inc. as of June 30, 2006 and 2005 and the related consolidated statement of operations, shareholders' equity, and cash flows for the years then ended. Our audits also included the June 30, 2006 and 2005 balances in the financial statement schedule listed in Item 15(b). These consolidated financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Technologies, Inc. at June 30, 2006 and 2005 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related June 30, 2006 and 2005 balances in the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As disclosed in note 1, the Company changed its method of accounting for stock-based compensation effective July 1, 2005.

/s/ Goldstein Golub Kessler LLP

New York, NY
September 1, 2006,except for Note 16, last paragraph, which is dated September 20, 2006

Board of Directors and Shareholders of
USA Technologies, Inc.

We have audited the accompanying consolidated statement of operations, shareholders' equity, and cash flows for the year ended June 30, 2004. Our audit also included the June 30, 2004 balances in the financial statement schedule listed in Item 15(b). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of USA Technologies, Inc. for the year ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the June 30, 2004 balances in the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania September 10, 2004

 USA Technologies, Inc.

Consolidated Balance Sheets

	June 30
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$2,866,801	$2,097,881

Accounts receivable, less allowance for uncollectible accounts of $229,000 and $196,000 as of 2006 and 2005, respectively	1,022,114	744,041
Finance receivables	418,184	255,595
Inventory	1,410,812	1,697,236
Prepaid expenses and other current assets	209,108	240,324
Subscriptions receivable	—	35,723
Investment	—	39,467

Total current assets	5,927,019	5,110,267

Finance receivables, less current portion	289,389	269,722
Property and equipment, net	1,119,304	684,927
Intangibles, net	8,358,632	9,595,232
Goodwill	7,663,208	7,663,208
Other assets	61,914	68,409
Total assets	$23,419,466	$23,391,765

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$2,448,611	$3,265,928
Accrued expenses	2,012,938	1,479,352
Current obligations under long-term debt	89,917	100,646
Convertible Senior Notes	851,486	1,252,161
Total current liabilities	5,402,952	6,098,087

Convertible Senior Notes, less current portion	6,805,403	7,897,314
Long-term debt, less current portion	34,047	87,179
Total liabilities	12,242,402	14,082,580

Commitments and contingencies (Note 16)

Shareholders' equity:
Preferred Stock, no par value:
Authorized shares- 1,800,000
Series A Convertible Preferred-
Authorized shares- 900,000
Issued and outstanding shares- 521,542 and
522,742 as of 2006 and 2005, respectively
(liquidation preference of $13,441,681 and
$12,688,713 as of 2006 and 2005, respectively)	3,694,360	3,702,856
Common Stock, no par value:
Authorized shares- 640,000,000 as of
June 30, 2006 and 560,000,000 as of
June 30, 2005, respectively
Issued and outstanding shares- 6,327,175 and
4,335,679 as of 2006 and 2005,respectively	138,110,126	121,598,475
Subscriptions receivable	—	(233,850)
Accumulated other comprehensive income	—	3,080
Accumulated deficit	(130,627,422)	(115,761,376)
Total shareholders' equity	11,177,064	9,309,185
Total liabilities and shareholders' equity	$23,419,466	$23,391,765

See accompanying notes.

  USA Technologies, Inc.

Consolidated Statements of Operations

	Year ended June 30
	2006	2005	2004

Revenues:
Equipment sales	$5,198,360	$3,535,064	$4,349,566
License and transaction fees	1,216,443	1,142,925	977,651
Product sales and other	—	—	305,598
Total revenues	6,414,803	4,677,989	5,632,815
Cost of sales (including
amortization of software
development costs- Note 2)	4,404,457	3,478,673	4,329,692
Gross profit	2,010,346	1,199,316	1,303,123

Operating expenses:
General and administrative	5,200,116	6,429,458	6,747,824
Compensation	6,892,436	5,559,945	10,071,354
Depreciation and amortization	1,699,593	1,600,120	1,632,330
Loss on debt modification	—	—	318,915
Total operating expenses	13,792,145	13,589,523	18,770,423
Operating loss	(11,781,799)	(12,390,207)	(17,467,300)

Other income (expense):
Interest income	99,776	61,068	40,789
Gain (loss) on investment	(16,087)	—	603,480
Gain (loss) on contract
settlement	—	(42,300)	429,204
Legal loss contingency	(270,000)	—	—
Interest expense:
Coupon or stated rate	(1,365,860)	(1,256,999)	(1,179,322)
Non-cash interest and
amortization of debt
Discount	(1,513,106)	(1,870,752)	(3,853,029)
Total interest expense	(2,878,966)	(3,127,751)	(5,032,351)
Total other income (expense)	(3,065,277)	(3,108,983)	(3,958,878)
Net loss	(14,847,076)	(15,499,190)	(21,426,178)
Cumulative preferred
dividends	(783,289)	(784,113)	(786,513)
Loss applicable to common
shares	$(15,630,365)	$(16,283,303)	$(22,212,691)
Loss per common share (basic
and diluted)	$(3.15)	$(4.18)	$(7.70)
Weighted average number of
common shares outstanding
(basic and diluted)	4,965,501	3,894,204	2,884,761

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Shareholders' Equity

	SERIES A CONVERTIBLE PREFERRED STOCK	COMMON STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL
Balance, June 30, 2003	$3,715,246	$78,790,405	$—	$(78,813,568)	$3,692,083
Issuance of 17 shares of Common Stock
from the conversion of 1,750 shares
of Preferred Stock	$(12,390)	$12,390	$—	$—	$—
Conversion of cumulative preferred
dividends into 22 shares of Common
Stock at $1000 per share	—	22,440	—	(22,440)	—
Exercise of 321,793 Common Stock
Warrants and Options	—	2,800,472	—	—	2,800,472
Issuance of 142,048 shares of Common
Stock from the conversion of 12%
Senior Notes	—	2,840,978	—	—	2,840,978
Issuance of 16,157 shares of Common
Stock in exchange for salaries and
professional services	—	422,092	—	—	422,092
Issuance of 105,000 shares of Common
Stock to executive in connection with
employment agreement	—	4,620,000	—	—	4,620,000
Issuance of 531,778 shares of Common
Stock from various private placement
offerings at varying prices per
share, less issuance costs of $253,071	—	9,389,263	—	—	9,389,263
Issuance of 10,612 shares of Common
Stock and related common Stock
Warrants in lieu of cash payment for
interest on the 12% senior Notes	—	478,496	—	—	478,496
Debt discount relating to beneficial
conversion feature on 12% Senior Notes	—	1,981,007	—	—	1,981,007
Issuance of 201,700 shares of Common
Stock in connection with the Bayview
acquisition	—	9,278,200	—	—	9,278,200
Comprehensive Loss:
Net loss	—	—	—	(21,426,178)	(21,426,178)
Unrealized gain on investment	—	—	32,249	—	32,249

Total comprehensive loss					(21,393,929)
Balance, June 30, 2004	$3,702,856	$110,635,743	$32,249	$(100,262,186)	$14,108,662

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Shareholders' Equity (Continued)

	SERIES A CONVERTIBLE PREFERRED STOCK	COMMON STOCK	SUBSCRIPTIONS RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL
Exercise of 109,942 Common Stock Warrants at $10 per share, net	$—	$1,094,658	$—	$—	$—	$1,094,658
Issuance of 90,351 shares of Common Stock from the conversion of 12% Senior Notes	—	931,208	—	—	—	931,208
Issuance of 8,005 shares of Common Stock for employee compensation	—	107,670	—	—	—	107,670
Issuance of 384,504 shares of Common Stock to an accredited investor at varying prices per share, less issuance costs of $291,166	—	3,779,454	—	—	—	3,779,454
Issuance of 233,333 shares of Common Stock from a private placement at varying prices per share, less issuance costs of $73,103	—	3,426,897	(233,850)	—	—	3,193,047
Cancellation of 7,000 shares of Common Stock in connection with the Bayview acquisition	—	(322,000)	—	—	—	(322,000)
Debt discount related to the beneficial conversion feature on various Senior Notes issued	—	1,944,845	—	—	—	1,944,845
Comprehensive loss:
Net loss	—	—	—	—	(15,499,190)	(15,499,190)
Unrealized loss on investment	—	—	—	(29,169)	—	(29,169)
Total comprehensive loss						(15,528,359)
Balance, June 30, 2005	$3,702,856	$121,598,475	$(233,850)	$3,080	$(115,761,376)	$9,309,185

See accompanying notes.

 USA Technologies, Inc.

Consolidated Statements of Shareholders' Equity (Continued)
	SERIES A CONVERTIBLE PREFERRED STOCK	COMMON STOCK	SUBSCRIPTIONS RECEIVABLE	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL
Issuance of 1,754,428 shares of Common Stock to an accredited investors at varying prices per share	$—	$13,747,261	$—	$—	$—	$13,747,261
Exercise of 36,800 2005-D Common Stock Warrants at $10 per share	—	368,000	—	—	—	368,000
Cancellation of 15,590 shares of Common Stock issued as part of the 2005-D private placement	—	(233,850)	233,850	—	—	—
Conversion of 1,200 shares of Preferred Stock to 12 shares of Common Stock	(8,496)	8,496	—	—	—	—
Conversion of $18,320 of cumulative preferred dividends into 18 shares of Common Stock at $1000 per share	—	18,320	—	—	(18,970)	(650)
Issuance of 59,247 shares of Common Stock from the conversion of Senior Notes	—	667,469	—	—	—	667,469
Debt discount related to the beneficial conversion feature on Senior Notes	—	552,263	—	—	—	552,263
Issuance of special purchase rights in conjunction with the 2008-C and 2010-A Senior Notes	—	428,941	—	—	—	428,941
Issuance of 9,500 shares of Common Stock for employee compensation	—	79,195	—	—	—	79,195
Stock option compensation charges	—	875,556	—	—	—	875,556
Repayment of fractional shares from reverse stock split	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	(14,847,076)	(14,847,076)
Unrealized loss on investment	—	—	—	(3,080)	—	(3,080)
Total comprehensive loss						(14,850,156)
Balance, June 30, 2006	$3,694,360	$138,110,126	$—	$—	$(130,627,422)	$11,177,064

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Cash Flows
	Year ended June 30
	2006	2005	2004

OPERATING ACTIVITIES:
Net loss	$(14,847,076)	$(15,499,190)	$(21,426,178)
Adjustment to reconcile net loss
to net cash used in operating
activities:
Charges incurred in connection
with the issuance of Common
Stock for employee compensation	79,195	107,670	5,042,092
Charges incurred in connection
with stock option compensation	875,556	—	—
Interest expense on the
Senior Notes paid through
the issuance of Common Stock	—	—	478,496
Non-cash interest and amortization
of debt discount	1,513,106	1,870,752	3,374,533
Depreciation	462,993	363,520	469,418
Amortization	1,236,600	1,236,600	2,207,329
Loss (gain) on sale of
investment	17,144	—	(603,478)
Loss (gain) on contract settlement	—	42,300	(429,204)
Loss on debt modification	—	—	318,915
Changes in operating assets
and liabilities:
Accounts receivable	(278,073)	27,680	(711,848)
Finance receivables	(182,256)	(221,181)	(73,353)
Inventory	286,424	10,448	(1,249,784)
Prepaid expenses and
other assets	37,711	(85,541)	(1,732)
Accounts payable	(817,317)	336,437	843,680
Accrued expenses	533,586	(90,016)	(796,342)
Net cash used in operating
activities	(11,082,407)	(11,900,521)	(12,557,456)

INVESTING ACTIVITIES:
Purchase of property and
equipment, net	(842,470)	(248,043)	(358,033)
Cash paid in connection with
Bayview acquisition	—	—	(727,970)
Cash received from the sale of
Investment	19,243	—	1,471,140
Cash received from contract
settlement	—	—	674,649
Cash received from the sale of
assets held for sale	—	23,700	41,400
Net cash provided by (used in)
investing activities	(823,227)	(224,343)	1,101,186

 See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Cash Flows (Continued)

	Year ended June 30
	2006	2005	2004

FINANCING ACTIVITIES:
Net proceeds from the issuance
of Common Stock and the
exercise of Common Stock
Warrants	$14,114,612	$8,004,436	$11,889,735
Collection of subscriptions
receivable	35,723	300,000	1,013,400
Net proceeds from the issuance
of Senior Notes	1,314,944	3,305,790	—
Repayment of long-term debt and
Senior Notes	(2,790,725)	(406,695)	(812,106)
Net cash provided by financing
activities	12,674,554	11,203,531	12,091,029
Net increase (decrease) in cash
and cash equivalents	768,920	(921,333)	634,759
Cash and cash equivalents at
beginning of year	2,097,881	3,019,214	2,384,455
Cash and cash equivalents at end
of year	$2,866,801	$2,097,881	$3,019,214

Supplemental disclosures of
cash flow information:

Cash paid for interest	$1,430,115	$1,187,833	$1,098,727
Purchases of equipment with
long-term debt	$54,900	$197,450	$—
Conversion of Convertible
Preferred Stock to Common Stock	$8,496	$—	$12,390
Conversion of Cumulative
Preferred Dividends to Common
Stock	$18,320	$—	$22,440

Subscriptions receivable	$—	$35,723	$300,000
Conversion of Senior Notes
to Common Stock	$667,469	$931,208	$2,840,978
Issuance (cancellation) of
Common Stock in connection
with Bayview acquisition	$—	$(322,000)	$9,278,200
Beneficial conversion feature
related to Senior Notes	$552,263	$1,944,845	$1,981,007
Debt discount related to
issuance of purchase rights	$428,941	$—	$—

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

BASIS OF FINANCIAL STATEMENT PRESENTATION

The financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments to recorded asset values that might be necessary should the Company be unable to continue in existence. The Company has incurred recurring operating losses of $14.8 million, $15.5 million and $21.4 million during the fiscal years ended June 30, 2006, 2005 and 2004, respectively. Cumulative losses from its inception through June 30, 2006 amounted to approximately $127.9 million. Losses have continued through September 2006 and are expected to continue during fiscal year 2007. The Company's ability to meet its future obligations is dependent upon the success of its products and services in the marketplace. Until the Company's products and services can generate sufficient operating revenues, the Company will be required to raise capital to meet its cash flow requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that actions presently being taken will allow for the Company to continue as a going concern. Such actions include the generation of revenues from operations, the issuance of Common Stock (Note 12), the exercise of outstanding Common Stock warrants (Note 13), the issuance of debt (Note 10) and raising funds in the capital markets, as needed.

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

ACCOUNTS RECEIVABLE

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts for accounts receivable and finance receivables based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when management determines the balance is uncollectible and the Company ceases collection efforts. Management believes that the allowance accrued is adequate to provide for normal credit losses.

FINANCE RECEIVABLES

The Company offers extended payment terms to certain customers for equipment sales. The Company does not require collateral or other security to support credit sales, but provides an allowance for credit losses and discontinues the accrual of interest, if necessary. Finance receivables are carried at their contractual amount and charged off against the allowance for credit losses when management determines that recovery is unlikely and the Company ceases collection efforts. The Company recognizes a portion of the loan payments as interest income based on the effective interest rate method in the accompanying Consolidated Statement of Operations.

INVENTORY

Inventory consists of finished goods and packaging materials. Through November 30, 2005, inventory was stated at the lower of cost (first-in, first-out basis) or market. Due to the implementation of a new accounting system on December 1, 2005, the Company's inventory is stated at the lower of cost (average cost basis) or market. The Company determined that the change in accounting principle was not material and therefore has excluded the current and cumulative effect of the change and pro forma disclosures.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Property and equipment are depreciated on the straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on the straight-line basis over the lesser of the estimated useful life of the asset or the respective lease term.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. The Company tests goodwill for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a discounted cash flow analysis to complete the first step in this process. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill as a result of its testing on April 1, 2004, April 2005 and April 1, 2006.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

SOFTWARE DEVELOPMENT COSTS (CONTINUED)

During the fourth quarter of fiscal year 2002, the multi-media e-Port(TM) client product and enhanced network became available for general release to the Company's customers. During this quarter, management performed an evaluation of the commercial success and preliminary market acceptance of the multi-media e-Port(TM) and enhanced network and as a result of this evaluation the Company determined that the estimated future revenues less costs to complete and dispose of the multi-media e-Port client product was zero. Therefore, the Company wrote down $2,663,000 of software development costs related to the multi-media e-Port client product. The unamortized balance of the software development costs after the impairment charge was amortized over an estimated useful life of two years and was fully amortized during the year ended June 30, 2004. The gross amount of software development costs and the accumulated amortization was $5,326,186 at June 30, 2006, 2005, and 2004. Amortization expense was approximately $999,000 during the year ended June 30, 2004. Such amortization is reflected in cost of sales in the accompanying consolidated statements of operations.

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

During the fourth quarter of fiscal year 2003, the Company reviewed certain long-lived assets (vending machines) and determined that such assets were impaired. These vending machines were used and intended for use in connection with the Company's program with Kodak to sell disposable cameras and film pursuant to the Kodak Vending Placement Agreement. Management determined that it was more likely than not that these vending machines would be disposed of before the end of their previously estimated useful lives. The estimated undiscounted cash flows for this group of assets were less than the carrying value of the related assets. As a result, the Company recorded a charge of approximately $321,000 representing the difference between the fair value as determined from a quoted market price and the carrying value of the group of assets. Effective December 31, 2003, the Kodak agreement was terminated (Note 14). As a result, the carrying value of the vending machines were further impaired and a charge of approximately $367,000 was recorded as a component of the gain on contract settlement in the June 30, 2004 Consolidated Statement of Operations to reflect these assets at their realizable value. The remaining value of these vending machines was then recorded as assets held for sale in the Consolidated Balance Sheets as of June 30, 2004. During the year ended June 30, 2005, the Company wrote off the remaining value of the vending machines that had not been sold during the year as a loss on contract settlement.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

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

CONCENTRATION OF CREDIT RISK

Financial instruments that subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts and finance receivables. The Company maintains cash and cash equivalents with various financial institutions. Approximately 39% and 36% of the Company's accounts and finance receivables at June 30, 2006 and 2005, respectively, were concentrated with two and two customers, respectively. Approximately 29%, 11% and 13% of the Company's revenues for the year ended June 30, 2006, 2005 and 2004, respectively, were concentrated with two (19% with one customer and 10% with another customer), one and one customer, respectively. The Company's customers are principally located in the United States.

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

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed as incurred. Research and development expenses, which are included in general and administrative and compensation expense in the consolidated statements of operations, were approximately $974,000, $1,364,000, and $688,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

USA Technologies, Inc.
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

Due to the adoption of FAS 123(R), the Company has recognized $14,044 of compensation expense related to a single grant of 3,000 common stock options during the prior fiscal year for which were not fully vested as of the date of adoption. The remainder of the common stock options that were outstanding at the date of adoption were fully vested as of the date of adoption. There was no impact on cash flows or basic and diluted earnings per share.

The pro-forma disclosures required by FAS 123 have not been included for the years ended June 30, 2005 and 2004 as the fair value of the options granted were not considered to be material.

LOSS PER COMMON SHARE

Basic earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period plus the dilutive effect (unless such effect is anti-dilutive) of potential common shares (approximately 1,081,000 and 1,250,000 shares as of June 30, 2006 and 2005, respectively). No exercise of stock options, purchase rights, stock purchase warrants, or the conversion of senior notes, debentures, preferred stock, or cumulative preferred dividends was assumed during the three fiscal years ended June 30, 2006 because the assumed exercise of these securities would be anti-dilutive.

RECENT ACCOUNTING PRONOUCEMENTS

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the impact of the adoption of FIN 48.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

3. INVESTMENT IN JUBILEE INVESTMENT TRUST, PLC

During the year ended June 30, 2003, the Company issued 150,000 shares of its Common Stock ($2,850,000) for an investment in 1,870,091 shares in the Jubilee Investment Trust, PLC ("Jubilee"), a United Kingdom Investment Trust whose shares trade on the London Stock Exchange. The Company agreed not to sell the Jubilee shares for a period of 90 days from January 24, 2003 and to sell a maximum of 10% of the Jubilee shares during each month thereafter. Jubilee agreed not to sell the Company's shares of Common Stock for a period of two years from the date of issuance unless agreed to by the Company.

During fiscal year 2004, the Company sold 1,669,091 of the Jubilee shares for net proceeds of $1,471,140 and realized a gain of $603,480, with the cost of the securities calculated by the specific identification method. An unrealized gain of $3,080 and $32,249 on the shares held by the Company was reflected in shareholders' equity as accumulated other comprehensive income at June 30, 2005 and 2004, respectively. During fiscal year 2006, the Company sold the remaining 70,000 shares for net proceeds of $20,300 and realized a loss of $17,144, with the cost of the securities calculated by the specific identification method.

4. ACQUISITIONS

BAYVIEW TECHNOLOGY GROUP, LLC

On July 11, 2003, the Company acquired substantially all of the assets of Bayview. Under the terms of the asset purchase agreement, the Company issued to Bayview 200,000 shares of its restricted Common Stock and cash of $631,247 to settle an obligation of Bayview. The definitive agreement also provided for the Company to assume certain obligations under a royalty agreement expiring May 31, 2006. Approximately $149,000, $112,000 and $169,000 of royalty expense was recorded during the years ended June 30, 2006, 2005 and 2004, respectively, in connection with this agreement. In connection with this transaction, the Company also agreed to issue 1,700 shares of its restricted Common Stock to a consultant who provided certain services to the Company in connection with this acquisition.

The acquisition allows the Company to offer energy conservation products that reduce the power consumption of various types of equipment, such as vending machines, glass front coolers and other "always-on" appliances by allowing the equipment to operate in power saving mode when the full power mode is not necessary.

The acquisition cost of Bayview was $10,030,894, which principally was comprised of the issuance of 200,000 shares of restricted Common Stock valued at $9,200,000 and a cash payment of $631,247. The value of the 200,000 shares of Common Stock was determined based on the average market price of the Company's Common Stock over the two-day period before and after the definitive agreement date of July 11, 2003. The purchase price also included acquisition related costs of $199,647.

The following table summarizes the final purchase price allocation to reflect the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$7,628
Property and equipment	244,704
Intangible assets	9,449,000
Goodwill	329,562
Total assets acquired	$10,030,894

USA Technologies, Inc.
Notes to Consolidated Financial Statements

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

Of the 200,000 shares issued to Bayview, 7,000 shares were placed into an escrow account to be issued to one owner of Bayview if certain Bayview stock options were exercised. This agreement called for these shares to be returned to the Company if the Bayview stock options were not exercised. During the three months ended September 30, 2004, the Company determined that the Bayview stock options would not be exercised and the shares previously issued into escrow would be cancelled. Therefore, the Company decreased the purchase price by $322,000 due to the return and cancellation of the 7,000 shares held in escrow. The decrease in the purchase price resulted in a reduction of goodwill and shareholders’ equity of $322,000 in the three months ended September 30, 2004.

The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Bayview have been included in the accompanying consolidated statements of operations since the date of acquisition. Results of operations of the Company for year ended June 30, 2004 would not have been significantly different than reported had the acquisition taken place July 1, 2003 as the acquisition occurred on July 11, 2003. Pro-forma combined results for the year ended June 30, 2003 would have been as follows had the acquisition taken place July 1, 2002 - revenues of $8,487,190; net loss of $22,478,740; loss applicable to common shares of $23,272,326; loss per common share (basic and diluted) of $17.66.

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

The acquisition was accounted for using the purchase method and, accordingly, the results of the operations of Stitch have been included in the accompanying consolidated statements of operations since the acquisition date. The purchase price consisted of the issuance of 227,623 shares of the Company's Common Stock in exchange for the outstanding shares of Stitch, and the issuance of warrants to purchase up to 75,874 shares of the Company's Common Stock at $40 per share at any time through June 30, 2002. The purchase price also included the assumption of outstanding Stitch stock options that were converted into options to purchase an aggregate of 24,753 shares of the Company's Common Stock at $16.50 per share at any time prior to May 14, 2007, warrants to purchase up to 4,125 shares of the Company's Common Stock at $40 per share at any time through June 30, 2002 and other acquisition related expenses. None of the warrants issued in connection with the acquisition were exercised. A total of 48,000 shares of the Common Stock issued to the former stockholders of Stitch were held in escrow to secure the former stockholder's indemnification obligations under the Agreement and Plan of Merger. Such shares are subject to cancellation if there is a breach of the indemnification (as defined). The value of the marketable equity securities issued in connection with this acquisition was determined based on the average market price of the Company's Common Stock over a two-day period before and after April 10, 2002, the date the definitive agreement to acquire Stitch was entered into. Such valuation was in accordance with EITF 99-12: "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination".

USA Technologies, Inc.
Notes to Consolidated Financial Statements

4. ACQUISITIONS (CONTINUED)

STITCH NETWORKS CORPORATION (CONTINUED)

The following table summarizes the final purchase price allocation of the fair value of the assets and liabilities assumed at the date of acquisition:

Current assets	$2,710,000
Property and equipment	1,700,000
Goodwill	7,946,000
Intangibles	2,920,000
Current liabilities	(1,554,000)
Long-term debt (Note 9)	(3,976,000)

$9,746,000

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

INTANGIBLE ASSETS

Amortization expense relating to all acquired intangible assets was $1,236,600, $1,236,600 and $1,208,668 during the years ended June 30, 2006, 2005 and 2004, respectively. The intangible asset balance and related accumulated amortization consisted of the following:

	JUNE 30, 2006
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING VALUE
Intangible assets:
Trademarks	$2,064,000	$(433,125)	$1,630,875
Patents	9,294,000	(2,976,622)	6,317,378
Non-Compete agreement	1,011,000	(600,621)	410,379
Total	$12,369,000	$(4,010,368)	$8,358,632

	JUNE 30, 2005
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	NET CARRYING VALUE
Intangible assets:
Trademarks	$2,064,000	$(328,125)	$1,735,875
Patents	9,294,000	(2,047,222)	7,246,778
Non-Compete agreement	1,011,000	(398,421)	612,579
Total	$12,369,000	$(2,773,768)	$9,595,232

At June 30, 2006, the expected amortization of the intangible assets is as follows: $1,240,000 per year in fiscal year 2007 through fiscal year 2008, $1,030,000 per year in fiscal year 2009 through fiscal year 2012, $740,000 in fiscal year 2013 and $22,000 in fiscal year 2014. The weighted average useful life of these intangible assets is 9.55 years at June 30, 2006.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

5. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

	USEFUL	JUNE 30
	LIVES	2006	2005
Computer equipment and purchased software	3 years	$3,063,618	$2,536,990
Vending machines and
related components	7 years	4,427	4,427
Control systems	3 years	79,567	479,530
Furniture and equipment	5-7 years	738,746	816,537
Leasehold improvements	Lease term	126,007	74,576
Vehicles	5 years	29,066	29,066
Less accumulated depreciation		4,041,431	3,941,126
		(2,922,127)	(3,256,199)
		$1,119,304	$684,927

Assets under capital lease totaled approximately $0 and $6,000 as of June 30, 2006 and 2005, respectively. Capital lease amortization of approximately $2,000, $2,000, and $20,000, is included in depreciation expense for the years ended June 30, 2006, 2005 and 2004, respectively.

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	JUNE 30
	2006	2005

Accrued compensation and related
sales commissions	$384,256	$404,485
Accrued interest	381,240	445,495
Accrued professional fees	162,051	151,220
Accrued taxes and filing fees	100,573	97,860
Accrued consulting fees	—	122,500
Accrued rent	—	—
Advanced customer billings	109,007	65,385
Accrued loss contingency	270,000	—
Accrued other	605,811	192,407
	$2,012,938	$1,479,352

USA Technologies, Inc.
Notes to Consolidated Financial Statements

7. RELATED PARTY TRANSACTIONS

During the years ended June 30, 2006, 2005, and 2004, the Company incurred approximately $258,000, $284,000 and $391,000, respectively, in connection with legal services provided by a member of the Company's Board of Directors. At June 30, 2006 and 2005, approximately $28,000 and $25,000, respectively, of the Company's accounts payable and accrued expenses were due to this Board member. During the year ended June 30, 2005, the Company incurred approximately $72,600 in connection with consulting services provided by another member of the Company's Board of Directors. At June 30, 2006 and 2005, approximately $0 and $73,000, respectively, of the Company's accrued expenses were due to this Board member. During the years ended June 30, 2006, 2005 and 2004, certain Board members and executives participated in various debt or equity offerings of the Company for total investments of approximately $53,000, $245,000, and $266,000, respectively. As of June 30, 2006 and 2005, Mr. Illes, an accredited investor, held $1,000,000 of Senior Notes.

8. LONG-TERM DEBT

Long-term debt consists of the following:
	JUNE 30
	2006	2005
Software licensing and other	$123,964	$186,768
Capital lease obligations	—	1,057
	123,964	187,825
Less current portion	89,917	100,646
	$34,047	$87,179

During fiscal year 2005, the Company entered into a loan agreement in connection with software licensing for approximately $170,000, due in eight equal quarterly payments of $21,229 through March 2007 at an interest rate of 5.32%.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

9. INCOME TAXES

At June 30, 2006 and 2005, the Company had net operating loss carryforwards of approximately $111,024,000 and $98,428,000, respectively, to offset future taxable income expiring through approximately 2026. In addition, the Company had a capital loss carryforward of approximately $1,360,000 and $1,264,000 as of June 30, 2006 and 2005, respectively, that expires in 2011. At June 30, 2006 and 2005, the Company recorded net deferred tax assets of approximately $43,882,000 and $39,143,000, respectively, which was reduced by a valuation allowance of the same amount as the realization of the deferred tax asset is not likely, principally due to the lack of earnings history.

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

The deferred tax assets arose primarily from the use of different accounting methods for financial statement and income tax reporting purposes as follows:

	JUNE 30
	2006	2005

Deferred tax assets:
Net operating loss and capital loss carryforwards	$41,833,000	$37,508,000
Deferred research and development costs	234,000	373,000
Software development costs	1,081,000	1,297,000
Other	1,430,000	780,000
	44,578,000	39,958,000
Deferred tax liabilities:
Intangibles	(696,000)	(815,000)
	43,882,000	39,143,000
Valuation allowance	(43,882,000)	(39,143,000)
Deferred tax assets, net	$—	$—

USA Technologies, Inc.
Notes to Consolidated Financial Statements

10. SENIOR NOTES

The Company has issued six series of Senior Notes each with an annual interest rate of 12% and are convertible into shares of the Company's Common Stock for which there were outstanding obligations as of June 30, 2006, 2005 or 2004. These Senior Notes were scheduled to mature on December 31, 2004 ("2004 Senior Notes"), December 31, 2005 ("2005 Senior Notes"), December 31, 2006, December 31, 2007, December 31, 2008, and December 31, 2009. The Company has also issued three series of Senior Notes each with an annual interest rate of 10% and are convertible into shares of the Company's Common Stock for which there were outstanding obligations as of June 30, 2006 or June 30, 2005. These Senior Notes were scheduled to mature on June 30, 2007, December 31, 2008, and December 31, 2010.

The 2004 Senior Notes were issued pursuant to a private placement offering authorized during the year ended June 30, 2002. The 2004 Senior Notes were convertible into shares of Common Stock at $40 per share at any time through December 31, 2004. Certain shareholders of the Company who held warrants to purchase shares of Common Stock exercisable at $50 per share were offered the opportunity to cancel those warrants and receive an equivalent number of new warrants exercisable at $10 per share if they invested in the 2004 Senior Note offering. The fair value of the new warrants issued and the intrinsic value of the beneficial conversion feature associated with the 2004 Senior Notes created debt discount that was allocated to equity and was amortized to interest expense through December 31, 2004. During January 2005, the Company repaid $131,152 of these Senior Notes and agreed with the holders of the remaining $320,000 of these notes to extend the maturity date to March 31, 2005. In exchange for extending the maturity date, the Company authorized a reduction of the conversion price to $10 resulting in the recording of $32,000 as debt discount related to the intrinsic value of this beneficial conversion feature, which was amortized through March 31, 2005. The maturity date of these notes was further extended to June 30, 2009 in March 2006, with no other terms being modified.

The 2005 Senior Notes were issued pursuant to a private placement offering authorized during the year ended June 30, 2002 that included the issuance of 200 shares of Common Stock for each $10,000 of face amount of notes issued. The 2005 Senior Notes were convertible into shares of Common Stock at $20 per share at any time through December 31, 2005. The fair value of the Common Stock issued and the intrinsic value of beneficial conversion feature associated with the 2005 Senior Notes created debt discount that was allocated to equity and was amortized to interest expense through December 31, 2005. During the years ended June 30, 2006, 2005 and 2004, $130,000, $21,000, and $514,359, respectively, of the 2005 Senior Notes were converted into 6,500, 1,050, and 25,717, shares of Common Stock, respectively. On January 1, 2006, the Company repaid all of the outstanding 2005 Senior Notes for a total repayment of $910,262.

In March 2003, the Company granted to the holders of Senior Notes due December 31, 2003 (“2003 Senior Notes”) and the 2004 Senior Notes the right to extend the maturity date of these Senior Notes to December 31, 2006 (“2006 Senior Notes”) and December 31, 2007 (“2007 Senior Notes”), respectively, in exchange for reducing the conversion rates from $125 to $20 per share for the 2003 Senior Notes and from $40 to $20 per share for the 2004 Senior Notes. This offer expired on December 31, 2003. During the years ended June 30, 2004 and 2003, Senior Note holders agreed to exchange an aggregate of $2,303,953 and $6,911,397, respectively, of 2003 Senior Notes and 2004 Senior Notes for new notes maturing in 2006 and 2007. The exchange of the 2003 Senior Notes and 2004 Senior Notes to the 2006 Senior Notes and 2007 Senior Notes was deemed a significant modification of the terms of the Senior Notes and, accordingly, the exchanged 2003 Senior Notes and 2004 Senior Notes have been extinguished. The unamortized debt discount and other issuance costs remaining on the 2003 Senior Notes and 2004 Senior Notes exchanged and extinguished were expensed ($318,915 for the year ended June 30, 2004) and have been reported as a loss on debt modification in the Consolidated Statements of Operations. Included in the loss on debt modification for the year ended June 30, 2004 is $277,279 that occurred during the three months ended September 30, 2003. During fiscal year 2003 and 2004, the Company's share price was often greater than the conversion price at times when Senior Note holders exchanged their 2003 and 2004 Senior Notes for 2006 and 2007 Senior Notes. The intrinsic value of this beneficial conversion feature created debt discount that was allocated to equity and is being amortized to interest expense through December 31, 2006 and 2007, respectively.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

10. SENIOR NOTES (CONTINUED)

During the year ended June 30, 2006 and 2004, $10,000 and $1,478,000, respectively, of the 2006 Senior Notes were converted into 500 and 73,900 shares of Common Stock, respectively. During the years ended June 30, 2006, 2005 and 2004, $10,000, $34,381, and $848,619, respectively, of the 2007 Senior Notes were converted into 500, 1,719 and 42,430 shares of Common Stock, respectively. During May 2006, the Company repaid all of the 2006 Senior Notes for a total principal repayment of $1,683,500.

On November 3, 2004, the Company authorized the issuance of up to $2,500,000 of Senior Notes convertible into shares of Common Stock at $10 per share and maturing on June 30, 2007 (2007-B Senior Notes”). Interest is payable quarterly at a rate of 10% per annum. Participation in the Senior Note offering was offered to the holders of certain warrants issued in conjunction with the payment of interest on Senior Notes (see “Additional Interest Warrants” in Note 13), holders of the warrants issued in conjunction with the 2004-A Private Placement Offering, and to an accredited investor and current warrant holder. Due to the limited number of authorized shares available for issuance, the terms of the offering provided that all of such warrant holder’s warrants would be cancelled if they participated in the offering. Through the last day of the offering, the Company received $1,550,789 in gross proceeds from sales of the 2007-B Senior Notes and 56,370 shares underlying the warrants were cancelled. As the Company’s share price on the day of issuance of each of these Senior Notes was greater than the conversion price of $10, the Company recorded the intrinsic value of this beneficial conversion feature totaling $518,645 as additional debt discount, which is being amortized to interest expense through the maturity date of these Senior Notes. During the years ended June 30, 2006 and 2005, $56,136 and $460,827, respectively, of the 2007-B Senior Notes were converted into 5,613 and 46,082, respectively, shares of Common Stock.

On February 23, 2005, the Company authorized the issuance of up to $1,755,000 of Senior Notes, due April 30, 2005 to accredited investors (the “2005-B Senior Notes”) with interest payable at a rate of 10% per annum. In connection with this offering, the Company paid a due diligence fee of $27,000 to an accredited investor. The Company received $1,755,000 in gross proceeds from the 2005-B Senior Note offering. On March 22, 2005, the Company authorized an offer whereby the holders of the 2005-B Senior Notes had the right through April 30, 2005 to exchange their 2005-B Senior Notes for Senior Notes convertible into shares of Common Stock at $10 per share maturing on December 31, 2010 (“2010 Senior Notes”). Interest on the 2010 Senior Notes is payable quarterly at 10% per annum. During March 2005, all of the 2005-B Senior Notes were exchanged for 2010 Senior Notes. As the Company’s share price on the day of issuance of each of these Senior Notes was greater than the conversion price of $10, the Company recorded the intrinsic value of this beneficial conversion feature totaling $1,394,200 as additional debt discount, which is being amortized to interest expense through the maturity date of these Senior Notes. During the years ended June 30, 2006 and 2005, $98,000 and $415,000, respectively, of the 2010 Senior Notes were converted into 9,800 and 41,500 shares, respectively, of Common Stock.

On March 22, 2005, the Company authorized an offer to the holders of the Senior Notes whereby those holders could elect to extend the maturity date of their Senior Notes (the “Senior Note Extension Offer”). Holders of 2005 Senior Notes had the right to extend their maturity to December 31, 2008 (“2008 Senior Notes”) and holders of 2006 Senior Notes had the right to elect to extend their maturity to December 31, 2009 (“2009 Senior Notes”). Principal on the Senior Notes extended was not be prepaid prior to April 1, 2006. During the year ended June 30, 2005, these Senior Note holders agreed to exchange an aggregate of $1,920,651 and $1,520,000, respectively, of 2005 Senior Notes and 2006 Senior Notes for new notes maturing in 2008 and 2009. The exchange of the 2005 Senior Notes and 2006 Senior Notes to the 2008 Senior Notes and 2009 Senior Notes was not deemed a significant modification of the terms of the Senior Notes and, accordingly, the unamortized debt discount and other issuance costs remaining on the 2005 Senior Notes and 2006 Senior Notes exchanged will be amortized to interest expense through the maturity date of the new notes.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

10. SENIOR NOTES (CONTINUED)

During October 2005, the Company approved a non-dilutive private placement offering of up to $2,333,333 of principal amount 10% Convertible Senior Notes due December 31, 2008 (the “2008-C Senior Notes”) to the holders of the 2005-D Common Stock Warrants, which were received in connection with an offering that commenced on March 22, 2005 and ended on April 15, 2005 (“2005-D Private Placement Offering”) in which accredited investors purchased Common Stock at $15 per share. The 2008-C Senior Note offering terminated on November 30, 2005. The holders of the 2005-D Common Stock Warrants had the right to purchase the principal amount of the 2008-C Senior Notes equal to the number of 2005-D Common Stock Warrants multiplied by $10. Upon the investment in the offering, the corresponding 2005-D Common Stock Warrants were cancelled, resulting in a non-dilutive offering. Interest on the 2008-C Senior Notes shall be paid on a quarterly basis in arrears at the rate of 10% per annum with the outstanding principal amount of the 2008-C Senior Notes together with all accrued and unpaid interest thereon to be paid in full no later than December 31, 2008. The 2008-C Senior Notes are convertible at any time into Common Stock at the rate of $10 per share. As the Company’s share price on the day of issuance of each of these Senior Notes was greater than the conversion price of $10, the Company recorded the intrinsic value of this beneficial conversion feature totaling $230,864 as additional debt discount, which is being amortized to interest expense through the maturity date of these Senior Notes. For each $10,000 investment in the 2008-C Senior Notes, the subscriber received a special purchase right to purchase up to 1,000 shares of Common Stock at $20 per share at any time on or before December 31, 2008. The Company issued $544,944 of the 2008-C Senior Notes during the six months ended December 31, 2005 and issued special purchase rights to acquire up to 54,494 shares of Common Stock at $20 per share. During January 2006, the holder of each special purchase right agreed to exchange the purchase rights for warrants to purchase shares of Common Stock at $20 at anytime prior to December 31, 2008. The fair value of the purchase rights issued in conjunction with the 2008-C Senior Notes created debt discount totaled $184,542, which is being amortized to interest expense through the maturity date of these Senior Notes. The fair value was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 0.868, risk-free interest rate of 4.0%, and an expected life of three years. During the year ended June 30, 2006, $363,333 of the 2008-C Senior Notes were converted into 36,333 shares of Common Stock.

During October 2005, the Company approved a non-dilutive private placement offering of up to $1,000,000 of Notes (“Bridge Notes”) due January 6, 2006 with interest payable on the due date at a rate of 10% per annum. The offering terminated on November 30, 2005. The Company issued $770,000 of the Bridge Notes. As all of the aforementioned 2008-C Senior Notes were not subscribed on the due date of the Bridge Notes, the Bridge Notes were automatically exchanged on January 6, 2006, in accordance with the original terms of Bridge Notes, for a like principal amount of new Convertible Senior Notes due December 31, 2010 (“2010-B Senior Notes”). Interest on the 2010-B Senior Notes is payable quarterly at 10% per annum and is convertible into Common Shares at $10 per share. As the Company’s share price on the day of issuance of each of these Senior Notes was greater than the conversion price of $10, the Company recorded the intrinsic value of this beneficial conversion feature totaling $321,399 as additional debt discount, which is being amortized to interest expense through the maturity date of these Senior Notes. In addition, for each $10,000 of 2010-B Senior Notes issued in exchange for the Bridge Notes, the Company also issued special purchase rights that enable the holder to purchase up to 1,000 shares of Common Stock at $20 per share through December 31, 2008. The Company issued $770,000 of the 2010-B Senior Notes and issued special purchase rights to acquire up to 77,000 shares of Common Stock at $20 per share. During January 2006, the holder of each special purchase right agreed to exchange the purchase rights for warrants to purchase shares of Common Stock at $20 at anytime prior to December 31, 2008. The fair value of the purchase rights issued in conjunction with the 2010-B Senior Notes created debt discount totaled $244,399, which is being amortized to interest expense through the maturity date of these Senior Notes. The fair value was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 0.844, risk-free interest rate of 4.0%, and an expected life of three years.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

10. SENIOR NOTES (CONTINUED)

Through December 31, 2003, the holders of the Senior Notes had the right to purchase shares of the Company's Common Stock at $20 per share using quarterly interest payments that were due in lieu of a cash payment of the interest. Additionally, for each share purchased, the note holder was entitled to receive a warrant to purchase one share of the Company's Common Stock at $20 per share exercisable at any time through June 30, 2004 (extended to August 30, 2004). For the year ended June 30, 2004, 10,612 shares of Common Stock were issued for payment of interest due of $212,238. The fair value of the warrants issued and the beneficial conversion feature related to the $20 per share rate used to convert the interest to shares of Common Stock totaled $266,258 for the year ended June 30, 2004 and have been recorded as additional interest expense. There were no shares of Common Stock issued for payment of interest on the Senior Notes during the years ended June 30, 2005 and 2006.

A summary of the activity for the Senior Notes for the years ended June 30, 2006 and 2005 follows:

	Senior Notes Maturing December 31,
	2003	2004	2005	2006	2007	2008	2009	2010
	(2003 Senior	(2004 Senior	(2005 Senior	(2006 Senior	(2007 Senior	(2008 & 2008-C	(2009 Senior	(2010 & 2010-B
	Notes)	Notes)	Notes)	Notes)	Notes)	Senior Notes)	Notes)	Senior Notes)
Face amount of Senior Notes
Balance, June 30, 2004	$—	$451,152	$3,011,791	$3,213,500	$3,019,397	$—	$—	$—
Issued for cash	—	—	—	—	—	—	—	—
Repayment	—	(131,152)	(12,735)	—	—	—	—	—
2004 Senior Notes exchanged
for June 30, 2006 Senior
Notes	—	(320,000)	—	—	—	—	—	—
2005 and 2006 Senior Notes
exchanged for 2008 and 2009
Senior Notes	—	—	(1,920,651)	(1,520,000)	—	1,920,651	1,520,000	—
2005-B Senior Notes issued
for cash and subsequently
exchanged for 2010 Senior
Notes	—	—	—	—	—	—	—	1,755,000
Conversions to Common Stock	—	—	(21,000)	—	(34,381)	—	—	(415,000)
Balance, June 30, 2005	$—	$—	$1,057,405	$1,693,500	$2,985,016	$1,920,651	$1,520,000	$1,340,000

2008-C Issued for cash	—	—	—	—	—	544,944	—	—
Bridge Notes converted into
2010-B Senior Notes	—	—	—	—	—	—	—	770,000
Repayment	—	—	(927,405)	(1,683,500)	(12,500)	(5,343)	—	—
Conversions to Common Stock	—	—	(130,000)	(10,000)	(10,000)	(363,333)	—	(98,000)
Balance, June 30, 2006	$—	$—	$—	$—	$2,962,516	$2,096,919	$1,520,000	$2,012,000

	Senior Notes Maturing
	June 30,
	2009	2007
		(2007-B Senior
		Notes)
Face amount of Senior Notes
Balance, June 30, 2004	$—	$—

Issued for cash	—	1,550,790
2004 Senior Notes exchanged
for June 30, 2006 Senior
Notes	320,000	—
Conversions to Common Stock	—	(460,827)
Balance, June 30, 2005	$320,000	$1,089,962
Repayment	—	(50,000)
Conversions to Common Stock	—	(56,136)
Balance, June 30, 2006	$320,000	$983,826

USA Technologies, Inc.
Notes to Consolidated Financial Statements

10. SENIOR NOTES (CONTINUED)

	Senior Notes Maturing December 31,
	2003	2004	2005	2006	2007	2008	2009	2010
	(2003 Senior	(2004 Senior	(2005 Senior	(2006 Senior	(2007 Senior	(2008 & 2008-C	(2009 Senior	(2010 & 2010-B
	Notes)	Notes)	Notes)	Notes)	Notes)	Senior Notes)	Notes)	Senior Notes)

Debt discount and other
issuance costs
Unamortized costs at
June 30, 2003	$(80,233)	$(453,930)	$(2,153,223)	$(1,104,169)	$(596,852)	$—	$—	$—
Debt discount from issuances	—	—	—	(1,155,475)	(825,532)	—	—	—
Amortization and write-off of
unamortized costs upon
conversions to Common Stock	32,803	133,180	1,052,231	1,329,255	827,064	—	—	—
Loss on modification for
exchanges of 2003 and 2004
Senior Notes for 2006 and
2007 Senior Notes	47,430	271,485	—	—	—	—	—	—
Unamortized costs at
June 30, 2004	—	(49,265)	(1,100,992)	(930,389)	(595,320)	—	—	—

Debt discount from issuance	—	—	358,659	308,052	—	(358,659)	(308,052)	(1,394,200)
Amortization and write off
of unamortized costs upon
conversions to Common
Stock	—	49,265	617,089	328,148	174,933	23,911	16,213	376,778
Unamortized costs at
June 30, 2005	$—	$—	$(125,244)	$(294,189)	$(420,387)	$(334,748)	$(291,839)	$(1,017,422)

Debt discount from issuance	—	—	—	—	—	(415,406)	—	(565,798)
Amortization and write off
of unamortized costs upon
conversions to Common
Stock	—	—	125,244	294,189	170,061	402,128	64,853	302,526
Unamortized costs at
June 30, 2006	$—	$—	$—	$—	$(250,326)	$(348,026)	$(226,986)	$(1,280,694)

Senior Notes reflected in the
Consolidated Balance Sheet:
June 30, 2005
Face amount	$—	$—	$1,057,405	$1,693,500	$2,985,016	$1,920,651	$1,520,000	$1,340,000
Unamortized costs	—	—	(125,244)	(294,189)	(420,387)	(334,748)	(291,839)	(1,017,422)
	$—	$—	$932,161	$1,399,311	$2,564,629	$1,585,903	$1,228,161	$322,578

June 30, 2006
Face amount	$—	$—	$—	$—	$2,962,516	$2,096,919	$1,520,000	$2,012,000
Unamortized costs	—	—	—	—	(250,326)	(348,026)	(226,986)	(1,280,694)
	$—	$—	$—	$—	$2,712,190	$1,748,893	$1,293,014	$731,306

USA Technologies, Inc.
Notes to Consolidated Financial Statements

10. SENIOR NOTES (CONTINUED)

	Senior Notes Maturing
	June 30,
	2009	2007
		(2007-B Senior
		Notes)
Debt discount and other
issuance costs
Unamortized costs at
June 30, 2004	$—	$—
Debt discount from issuance	—	(518,645)
Amortization and write off
of unamortized costs upon
conversions to Common
Stock	—	225,415
Unamortized costs at
June 30, 2005	$—	$(293,230)
Debt discount from issuance	—	—
Amortization and write off
of unamortized costs upon
conversions to Common
Stock	—	160,890
Unamortized costs at
June 30, 2006	$—	$(132,340)

Senior Notes reflected in the
Consolidated Balance Sheet:
June 30, 2005
Face amount	$320,000	$1,089,962
Unamortized costs	—	$(293,230)
	$320,000	$796,732
June 30, 2006
Face amount	$320,000	$983,826
Unamortized costs	—	$(132,340)
	$320,000	$851,486

USA Technologies, Inc.
Notes to Consolidated Financial Statements

10. SENIOR NOTES (CONTINUED)

Aggregate maturities of Senior Notes as of June 30, 2006 are as follows:

2007	$3,946,342
2008	2,096,919
2009	1,840,000
2010	2,012,000
$9,895,261
Less discount	2,238,372
$7,656,889

11. PREFERRED STOCK

The authorized Preferred Stock may be issued from time to time in one or more series, each series with such rights, preferences or restrictions as determined by the Board of Directors. Each share of Series A Preferred Stock shall have the right to one-hundredth of a vote and is convertible at any time into one-hundredth of a share of Common Stock. Each share of Common Stock entitles the holder to one voting right. Series A Preferred Stock provides for an annual cumulative dividend of $1.50 per share, payable when, as and if declared by the Board of Directors, to the shareholders of record in equal parts on February 1 and August 1 of each year. Any and all accumulated and unpaid cash dividends on the Series A Preferred Stock must be declared and paid prior to the declaration and payment of any dividends on the Common Stock.

Cumulative unpaid dividends at June 30, 2006 and 2005 amounted to $8,226,261 and $7,461,293, respectively. Cumulative unpaid dividends are convertible into common shares at $1,000 per common share at the option of the shareholder. During the years ended June 30, 2006 and 2004, certain holders of the Preferred Stock converted 1,200 and 1,750, respectively, into 12 and 17 shares of Common Stock, respectively. Certain of these shareholders also converted cumulative preferred dividends of $18,320 and $22,440, respectively, into 18 and 22 shares of Common Stock during the years ended June 30, 2006 and 2004, respectively. There were no conversions of preferred stock or cumulative preferred dividends during the year ended June 30, 2005. The Series A Preferred Stock may be called for redemption at the option of the Board of Directors at any time on and after January 1, 1998 for a price of $11.00 per share plus payment of all accrued and unpaid dividends. No such redemption has occurred as of June 30, 2004, 2005, or 2006. In the event of any liquidation, the holders of shares of Series A Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

12. COMMON STOCK

On February 7, 2006, our shareholders approved a 1-for-100 reverse stock split of our Common Stock (see Note 1).

The Company's Board of Directors has authorized various Common Stock private placement offerings. Activity for these offerings during the years ended June 30, 2006, 2005 and 2004:

o On January 9, 2006, the Company entered into a Stock Purchase Agreement with Rationalwave Onshore Equity Fund, LP (“Rationalwave”). Under this agreement, the Company sold to Rationalwave 40,000 shares of Common Stock for $10 per share for an aggregate of $400,000.

o On December 13, 2005, the Company entered into a Stock Purchase Agreement with Wellington Management Company, LLP, a large Boston-based institutional investor, on behalf of certain of its clients (“Wellington”). Under this agreement, the Company sold to Wellington 400,000 shares of Common Stock for $10 per share for an aggregate of $4,000,000.

o On March 22, 2005, the Company authorized the issuance of up to 233,333 shares of Common Stock at $15 per share to accredited investors through April 15, 2005 (the “2005-D Private Placement Offering”). For shares purchased under the offering, the investors also received warrants to purchase an equal number of shares of Common Stock exercisable at $15 per share at any time prior to December 31, 2005. The Company issued 233,333 shares of Common Stock and 233,333 Common Stock warrants under the 2005-D Private Placement Offering, for total gross proceeds of $3,500,000. Included in this amount are subscriptions receivable of $35,723 and $233,850 at June 30, 2005, of which $35,723 was received in July 2005. The Company incurred $73,103 of stock issuance costs in connection with the 2005-D Private Placement Offering.

o A Common Stock purchase agreement with an accredited investor, Steve Illes, was initially executed in June 2004 and then replaced in August 2004 with a new agreement (the "Common Stock Agreement"). Pursuant to the Common Stock Agreement, the investor agreed to purchase shares of the Company's Common Stock, provided that the aggregate purchase price did not exceed $7,500,000. Under the Common Stock Agreement, the Company had the right at any time to require Mr. Illes to purchase Common Stock from the Company at the lower of: (i) $30 per share; or (ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to the investor of notice of his obligation to purchase. The Company could require Mr. Illes to purchase shares under the Common Stock Agreement only if the shares had been registered by the Company for resale under the Act. Additionally, the shares were only available for purchase for a period of one year from the date the shares were registered under the Act. During any calendar month, Mr. Illes could not be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $700,000. The Company registered 350,000 shares that were effective August 13, 2004. The Company agreed to pay Mr. Illes a due diligence fee of $45,000 in connection with this transaction. During the year ended June 30, 2005, the Company issued 349,504 shares of Common Stock under the Common Stock Agreement for total gross proceeds of $3,560,620. In addition to the due diligence fee, the Company incurred $152,624 of other stock issuance costs in connection with the Common Stock Agreement during the year ended June 30, 2005.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

12. COMMON STOCK (CONTINUED)

On April 4, 2005, the Company and Mr. Illes entered into a new Common Stock Purchase Agreement (“2005 Common Stock Agreement”). Pursuant to the 2005 Common Stock Agreement, Mr. Illes agreed to purchase shares of the Company’s Common Stock, provided that the aggregate purchase price did not exceed $10,000,000. Under the 2005 Common Stock Agreement, the Company had the right at any time to require Mr. Illes to purchase Common Stock from the Company at the lower of: (i) $30 per share; or (ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to the investor of notice of his obligation to purchase. During any calendar month, Mr. Illes could not be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $800,000. The Company could require the investor to purchase shares under the Common Stock Agreement only if the shares had been registered by the Company for resale under the Act. The Company filed a registration statement related to this agreement that included 205,000 shares of Common Stock and was effective May 13, 2005 and a registration statement that included 360,000 shares of Common Stock and was effective February 14, 2006. The Company issued 5,000 shares of Common Stock ($90,000) to the investor as a due diligence/commitment fee in connection with this agreement. In addition to the due diligence fee, the Company incurred $48,542 of other stock issuance costs in connection with the 2005 Common Stock Agreement during the year ended June 30, 2005. During the year ended June 30, 2006 and 2005, the Company issued 529,999 and 30,000 shares, respectively, of Common Stock under the 2005 Common Stock Agreement for total gross proceeds of $4,443,066 and $420,000, respectively.

On February 17, 2006, the Company entered into a Common Stock Purchase Agreement (the “2006 Common Stock Agreement”) with Mr. Illes, an accredited investor. Mr. Illes agreed to purchase shares of the Company's Common Stock with an aggregate purchase price not to exceed $15,000,000. Under the 2006 Common Stock Agreement, the Company has the right at any time to require Mr. Illes to purchase Common Stock from the Company at the lower of: (i) $30.00 per share; or (ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to Mr. Illes of notice of his obligation to purchase. The Company can require Mr. Illes to purchase shares only if the shares have been registered by the Company for resale under the Act. The agreement also states that no additional shares shall be registered under the 2005 Common Stock Agreement. During any calendar month, Mr. Illes cannot be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $800,000. The Company has the right in the future, if necessary, to register additional shares in order to ensure that a sufficient number of shares are available for purchase by Mr. Illes. The 2006 Common Stock Agreement terminates June 30, 2009. The Company filed a registration statement related to the 2006 Common Stock Agreement that included 1,500,000 shares of Common Stock and was effective April 7, 2006. During the year ended June 30, 2006, the Company issued 784,429 shares of Common Stock under the 2006 Common Stock Agreement for total gross proceeds of $4,983,774.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

12. COMMON STOCK (CONTINUED)

o The 2004-A Private Placement Offering was authorized during fiscal year 2004 for the issuance of common stock at $15 per share. During the year ended June 30, 2004, there were 282,908 shares issued generating net proceeds of $4,207,080. Included in this amount are subscriptions receivable of $300,000 at June 30, 2004, which were collected by the Company during July 2004. Participants in the offering were granted one warrant to purchase shares of Common Stock for every two shares of Common Stock purchased and were exercisable at $20 per share through December 31, 2004.

o The 2003-A Private Placement Offering was authorized during fiscal year 2003 for the issuance of common stock at $10 per share. During the year ended June 30, 2004, there were 43,770 shares issued generating net proceeds of $432,754. The Company also issued 6,950 shares under this offering during the years ended June 30, 2004 for services rendered by consultants amounting to $185,000.

o During the year ended June 30, 2004, 200,100 shares of Common Stock were issued to accredited investors at $25 per share in four private placement offerings generating net proceeds of $5,002,500.

On March 17, 2005, the Company’s shareholders approved an increase in the number of authorized shares of Common Stock from 475,000,000 to 560,000,000. On December 13, 2005, the Company’s shareholders approved an increase in the number of authorized shares of Common Stock from 560,000,000 to 640,000,000.

During the year ended June 30, 2006, warrants were exercised to purchase 36,800 shares of Common Stock at a share price of $10, generating proceeds of $368,000. During the year ended June 30, 2005, warrants were exercised to purchase 109,942 shares of Common Stock at a share price of $10, generating net proceeds of $1,094,658. During the year ended June 30, 2004, warrants and stock options were exercised to purchase 321,793 shares of Common Stock at share prices ranging from $7 to $20, generating proceeds of $2,800,472.

In July 2003, the Company and the Company's Chief Executive Officer ("CEO") amended the terms of his Executive Employment Agreement (expiring June 2005). Under the terms of the previous Executive Employment Agreement, the CEO would have been granted seven percent (non-dilutive) of all the then issued and outstanding shares of the Company's Common Stock in the event a "USA Transaction" (as defined) occurs, which among other events includes a change in control of the Company. The amended terms of the Executive Employment Agreement, eliminates the seven percent (non-dilutive) right to receive Common Stock upon a "USA Transaction" and granted the CEO an aggregate of 140,000 shares of Common Stock (subject to adjustment for stock splits or combinations) in the event a "USA Transaction" occurs. In exchange for the amendment of these terms, the Company issued the CEO 105,000 shares of its Common Stock valued at $4,620,000 or $44 per share representing the quoted market price of the Company's Common Stock on the date the amendment was entered into and the shares were granted. In connection with this amendment, the CEO also entered into a lock-up agreement pursuant to which he cannot sell 25,000 of these shares for a one-year period and 80,000 of these shares for a two-year period. The CEO is not required to pay any additional consideration for these shares of Common Stock. At the time of a "USA Transaction", all of the 140,000 shares are automatically deemed to be issued and outstanding, and will be entitled to be treated as any other issued and outstanding shares of Common Stock. These shares are irrevocable and fully vested, have no expiration date, and are not affected by the termination of the CEO for any reason whatsoever.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

12. COMMON STOCK (CONTINUED)

In addition to the shares issued to the CEO, there were 9,500, 8,005, and 9,207 shares of Common Stock issued to certain employees and officers for services and for professional services during the years ended June 30, 2006, 2005, and 2004, respectively. The value of these shares was based upon the fair value of the Company's Common Stock on the dates the shares were granted and totaled $79,195, $107,670, and $237,040 for the years ended June 30, 2006, 2005, and 2004, respectively.

During the year ended June 30, 2004, 5,000 shares of Common Stock were issued to an accredited investor as settlement resulting from a non-registration event as defined under the subscription agreement dated November 4, 2002.

In April 2004, the Company's Board of Directors established and authorized the 2004-A Stock Compensation Plan for use in compensating employees, directors and consultants through the issuance of shares of Common Stock of the Company. There were 5,000 shares authorized under the 2004-A Plan. As of June 30, 2005 and 2004, there were 5,000 and 5,000 shares, respectively, issued under the 2004-A Plan. On October 29, 2004, the Board of Directors approved the 2004-B Stock Compensation Plan to allow up to 5,000 shares of Common Stock to be available for issuance to future or current employees, directors or consultants of the Company. As of June 30, 2006 and 2005, there were 5,000 and 3,913 shares, respectively, issued under the 2004-B Plan. On June 13, 2006, the Board of Directors approved the 2006-A Stock Compensation Plan to allow up to 25,000 shares of Common Stock to be available for issuance to future or current employees, directors or consultants of the Company. As of June 30, 2006, there were 8,413 shares issued under the 2006-A Plan.

As of June 30, 2006, the Company had reserved shares of Common Stock for future issuance for the following:

Exercise of Common Stock Options	178,933
Exercise of Common Stock Warrants	219,481
Conversions of Preferred Stock and cumulative
Preferred Stock dividends	13,441
Conversions of Senior Notes	669,635
Issuance under 2006 Common Stock Agreement	715,571
Issuance under 2006-A Stock Compensation Plan	16,587
Issuance under Chief Executive Officer’s employment
agreement upon the occurrence of a USA Transaction	140,000
Total shares reserved for future issuance	1,953,648

A summary of the status of the Company’s nonvested common shares as of June 30, 2006, and changes during the year ended June 30, 2006, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2006	—	$—
Granted	125,000	8.00
Vested	41,667	8.00
Forfeited	—	—

Nonvested at June 30, 2006	83,333	$8.00

USA Technologies, Inc.
Notes to Consolidated Financial Statements

13. COMMON STOCK WARRANTS AND OPTIONS

Common Stock Warrant activity for the years ended June 30, 2006, 2005 and 2004 was as follows:

WARRANTS
Outstanding at June 30, 2003	621,277
Issued	188,739
Exercised	(320,604)
Cancelled	(154,840)

Outstanding at June 30, 2004	334,571
Issued	233,333
Exercised	(109,942)
Cancelled	(136,642)

Outstanding at June 30, 2005	321,320
Issued	131,494
Exercised	(36,800)
Cancelled	(196,533)

Outstanding at June 30, 2006	219,481

All Common Stock warrants outstanding as of June 30, 2006 and 2005 were exercisable. The following table shows exercise prices and expiration dates for warrants outstanding as of June 30, 2006:

WARRANTS OUTSTANDING	EXERCISE PRICE PER SHARE	EXPIRATION DATE

750	$12.50	June 30, 2006
71,429	$7	October 26, 2007
131,494	$20	December 31, 2008
12,000	$91	August 29, 2010
3,779	$100	April 24, 2011
29	$103	April 30, 2011
219,481

The following table shows exercise prices and expiration dates for warrants outstanding as of June 30, 2005:

WARRANTS OUTSTANDING	EXERCISE PRICE PER SHARE	EXPIRATION DATE

233,333	$15	December 31, 2005
750	$12.50	June 30, 2006
71,429	$7	October 26, 2007
12,000	$91	August 29, 2010
3,779	$100	April 24, 2011
29	$103	April 30, 2011
321,320

USA Technologies, Inc.
Notes to Consolidated Financial Statements

13. COMMON STOCK WARRANTS AND OPTIONS (CONTINUED)

In conjunction with the 2008-C Senior Note offering (Note 10), the Company issued warrants to purchase 54,494 shares of Common Stock and are exercisable at $20 per share at any time prior to December 31, 2008.

In conjunction with the 2010-B Senior Note offering (Note 10), the Company issued warrants to purchase 77,000 shares of Common Stock and are exercisable at $20 per share at any time prior to December 31, 2008.

In conjunction with the 2005-D Private Placement Offering (Note 12), the Company issued warrants to purchase 233,333 shares of Common Stock and are exercisable at $15 per share at any time prior to December 31, 2005. During October 2005, the Company approved a temporary reduction in the exercise price of the 2005-D Common Stock Warrants from $15 to $10 per share through November 30, 2005. The Company received $368,000 and issued 36,800 shares of Common Stock as a result of the exercise of the 2005-D Common Stock Warrants at $10 per share.

Prior to June 30, 2004, the Company issued warrants to purchase approximately 37,000 shares of Common Stock to holders of the Senior Notes who elected to receive quarterly interest on their Notes in shares of Common Stock, in lieu of a cash payment of interest ("Original Interest Warrants"). These warrants were exercisable at $20 per share through August 30, 2004. In June 2004, the Company issued additional warrants to the Senior Note holders who elected to receive interest in shares of Common Stock ("Additional Interest Warrants"). One additional warrant was issued for each warrant previously issued with an exercise price of $20 per share through December 31, 2004.

The Company reduced the exercise price of the Original Interest Warrants to $15 per share and extended their expiration through October 29, 2004. In addition, for each Original Interest Warrant exercised through October 4, 2004, the expiration date of one Additional Interest Warrant was extended to June 30, 2005 from December 31, 2004, and the exercise price was reduced to $15 per share through June 30, 2005. The Company also reduced the exercise price of the Additional Interest Warrants to $15 per share through November 30, 2004 and then retroactively to $10 per share through December 31, 2004. Investors who had previously exercised Original Interest Warrants and Additional Interest Warrants at $15 per share were refunded the equivalent of $5 per share in recognition of the reduction of the exercise price to $10 per share that occurred after the warrants were exercised. Such refunds amounted to $40,971. During the year ended June 30, 2005, Original Interest Warrants and Additional Interest Warrants were exercised to purchase 8,074 shares of Common Stock. Such exercises generated net proceeds of approximately $75,000, after considering the above-mentioned refund.

As of October 25, 2004, the Company reduced the exercise price of the Common Stock warrants issued as part of the 2004-A Private Placement Offering to $10 per share, from $20 per share, through November 30, 2004. On December 13, 2004, the exercise price of $10 per share was retroactively extended to December 31, 2004. During the year ended June 30, 2005, the Company received $765,833 upon the exercise of 76,583 of these warrants at an exercise price of $10 per share.

The Company's Board of Directors has granted options to employees and Board members to purchase shares of Common Stock at prices that were at or above fair market value on the dates the options were granted. The option term and vesting schedule were established by the contracts under which the options were granted.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

13. COMMON STOCK WARRANTS AND OPTIONS (CONTINUED)

Common Stock Option activity during the years ended June 30, 2006, 2005 and 2004 was as follows.

	OPTIONS OUTSTANDING	EXERCISE PRICE PER SHARE	WEIGHTED-AVERAGE EXCERCISE PRICE

Outstanding at June 30, 2003	29,075	$16.50-$250	$35.32
Granted	3,000	$30	$30.00
Exercised	(2,239)	$16.50	$16.50
Expired	(10,861)	$16.50-$250	$56.15

Outstanding at June 30, 2004	18,975	$16.50-$200	$23.80
Granted	3,000	$20	$20.00
Cancelled	(1,876)	$30	$30.00

Outstanding at June 30, 2005	20,099	$16.50-$200	$23.58
Granted	160,000	$7.50-$8	$7.52
Expired	(1,166)	$100-$200	$105.66

Outstanding at June 30, 2006	178,933	$7.50-$100	$8.68

Exercisable at June 30, 2006	86,767	$7.50-$100	$9.69

The following table shows exercisable options, exercise prices, the weighted average remaining contractual life and the aggregate intrinsic value for options outstanding as of June 30, 2006.

			WEIGHTED AVERAGE
		EXERCISE	REMAINING CONTRACTUAL
OPTIONS	OPTIONS	PRICE	LIFE (YEARS)-		INTRINSIC VALUE-
OUTSTANDING	EXERCISABLE	PER SHARE	OUTSTANDING	EXERCISEABLE	OUTSTANDING	EXERCISABLE

154,000	69,334	$7.50	5.72	4.83	$30,800	$13,867
6,000	—	$8	6.47	0.00	$—	$—
14,658	14,658	$16.50	0.87	0.87	$—	$—
3,000	1,500	$20	1.95	0.40	$—	$—
1,125	1,125	$30	0.31	0.31	$—	$—
150	150	$100	0.96	0.96	$—	$—

178,933	86,767		5.25	4.02	$30,800	$13,867

Total expected compensation expense related to the vesting of options outstanding as of June 30, 2006 is $477,946 and is expected to be recognized over weighted-average period of 1.43 years. The intrinsic value of the non-vested options as of June 30, 2006 was $16,933.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

13. COMMON STOCK WARRANTS AND OPTIONS (CONTINUED)

On April 21, 2006, the Board of Directors approved the grant of 12,000 Common Stock Options to each of the outside directors serving as of February 27, 2006 and 6,000 Common Stock Options to Mr. Passner, a new director as of April 12, 2006, all with an exercise price of $7.50 per share and all exercisable at any time within five years following the date of vesting. The options granted to Mr. Sellers and Mr. Van Allen are fully vested. Of the options granted to Mr. Katz and Mr. Lurio, 6,000 vest immediately, 3,000 vest on April 1, 2007, and 3,000 vest on April 1, 2008. Of the options granted to Mr. Passner, 3,000 vest on April 1, 2007, and 3,000 vest on April 1, 2008.

In conjunction with the signing of employment agreements on May 11, 2006, the Company granted Mr. Jensen, Mr. Herbert, and Mr. DeMedio, 75,000, 18,000 and 7,000 Common Stock Options, all with an exercise price of $7.50 per share and all exercisable at any time within five years following the date of vesting. The options vest as follows: one-third on May 11, 2006; one-third on June 30, 2007; and one-third on June 30, 2008.

In conjunction with the appointment of Stephen McHugh to the Board of Directors on June 20, 2006, the Company granted Mr. McHugh 6,000 Common Stock Options with an exercise price of $8.00 per share. The options vest as follows: 3,000 on June 20, 2007 and 3,000 on June 20, 2008. The options are exercisable at any time within five years of vesting.

The fair value of the stock options granted on April 21and May 11, 2006 was $4.83 and $5.51, respectively, and was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

Dividend yield	0%
Expected stock price volatility	0.823
Risk-free interest rate	4.0%
Expected life, in years	5

The fair value of the stock options granted on June 20, 2006 was $5.06 and was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

Dividend yield	0%
Expected stock price volatility	0.796
Risk-free interest rate	4.0%
Expected life, in years	5

During the year ended June 30, 2005, stock options were granted to one individual to purchase 3,000 shares of Common Stock of the Company at $20 per share and vest through April 30, 2007. The fair value of the stock options granted, $9.36, was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions.

Dividend yield	0%
Expected stock price volatility	0.922
Risk-free interest rate	4.0%
Expected life, in years	2

During the year ended June 30, 2004, stock options were granted to one individual to purchase 3,000 shares of Common Stock of the Company at $30 per share. The fair value of the stock options granted, $16.00, was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions.

Dividend yield	0%
Expected stock price volatility	0.971
Risk-free interest rate	4.0%
Expected life, in years	3

The weighted-average grant-date fair value of stock options granted was $5.26, $9.36 and $16.00 during the years ended June 30, 2006, 2005 and 2004, respectively. The total fair value of options vested during the years ended June 30, 2006, 2005 and 2004 was $371,050, $18,000 and $0.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

14. TERMINATION OF KODAK VENDING PLACEMENT AGREEMENT

The Company's wholly owned subsidiary, Stitch, entered into a vending placement agreement whereby Stitch agreed to purchase film and cameras directly from Eastman Kodak Company and vending machines from a supplier. Stitch placed the vending machines at numerous locations throughout the United States under agreements negotiated with the location owners and derived revenues amounting to $0, $0 and $358,484 for the years ended June 30, 2006, 2005 and 2004, respectively.

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

15. RETIREMENT PLAN

The Company's Savings and Retirement Plan (the "Plan") allows employees who have attained the age of 21 and have completed six months of service to make voluntary contributions up to a maximum of 15% of their annual compensation, as defined in the Plan. Through June 30, 2000, the Plan did not provide for any matching contribution by the Company, however, starting at the beginning of fiscal year 2001, the Company amended the Plan to include a Company matching contribution up to 10% of an employee's compensation. Effective January 1, 2003, the matching contribution changed to a dollar-for-dollar matching contribution on salary deferrals up to 3% of the employee's compensation then a fifty-cents on the dollar matching contribution on salary deferrals from 3% to 5%. The Company's contribution for the years ended June 30, 2006, 2005 and 2004 was approximately $114,000, $96,000 and $78,000, respectively.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

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

Rent expense under operating leases was approximately $489,000, $447,000, and $450,000 during the years ended June 30, 2006, 2005 and 2004, respectively. Future minimum lease payments subsequent to June 30, 2006 undernoncancellable operating leases are as follows:
OPERATING
LEASES

2007	$438,000
2008	447,000
2009	452,000
2010	220,000
Total minimum lease payments	$1,989,000

During the fourth quarter of fiscal year 2006, the Company committed to purchase approximately $1,334,000 of inventory from a third party manufacturer through December 31, 2007. The Company expects to begin taking delivery of the inventory during the third quarter of fiscal year 2007 upon completion of manufacturing.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

On May 11, 2006, the Company and Mr. Jensen entered into an Amended and Restated Employment Agreement pursuant to which the term of Mr. Jensen’s employment with the Company was extended to June 30, 2009. Effective May 11, 2006, Mr. Jensen’s base salary was increased to $325,000 per annum. Mr. Jensen’s base salary had not been increased since January 1, 2004. The Agreement requires Mr. Jensen to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the Agreement and for a period of one year thereafter. Mr. Jensen was granted the right (exercisable at any time prior to the 60th day following the commencement of each fiscal year) to elect to have one-half of his base salary for each of the fiscal years ending June 30, 2007, June 30, 2008, and June 30, 2009 paid in shares of Common Stock rather than cash. Mr. Jensen has elected to receive shares in lieu of cash for one-half of his base salary for the fiscal year ending June 30, 2007. As a result of such election, 22,080 shares will be issued to him which will vest as follows: 5,520 on July 1, 2006; 5,520 on October 1, 2006; 5,520 on January 1, 2007; and 5,520 on April 1, 2007. Mr. Jensen was also granted 75,000 shares of Common Stock and an additional amount of options to purchase up to 75,000 shares of Common Stock at $7.50 per share. The 75,000 shares of Common Stock vest as follows: 25,000 on June 1, 2006; 25,000 on January 1, 2007; and 25,000 on June 1, 2007. The options vest as follows: 25,000 on May 11, 2006; 25,000 on June 30, 2007; and 25,000 on June 30, 2008. The options may be exercised at any time within 5 years of vesting. The Company recorded a non-cash compensation charge of $264,000 and $172,127 related to the grant of restricted Common Stock and Common Stock Options, respectively, during the fiscal year ended June 30, 2006. See note 13 for additional option disclosures. All of the shares granted to or to be issued to Mr. Jensen under his employment agreement, and the shares underlying the options granted to Mr. Jensen, are not and will not be registered under the Securities Act of 1933, as amended, and constitute restricted securities as such term is defined in Rule 144 promulgated under the 1933 Act.

As previously provided in his employment agreement, upon the occurrence of a "USA Transaction" (as defined below), the Company will issue to Mr. Jensen 140,000 shares of Common Stock subject to adjustment for stock splits or combinations ("Jensen Shares"). The Jensen Shares have not been reserved for issuance by the Company and are not reflected or included in the number of issued and outstanding shares of the Company on a fully diluted basis in this Form 10-K. Mr. Jensen is not required to pay any additional consideration for the Jensen Shares. At the time of any USA Transaction, all of the Jensen Shares are automatically deemed to be issued and outstanding immediately prior to any USA Transaction, and are entitled to be treated as any other issued and outstanding shares of Common Stock in connection with such USA Transaction.

The term USA Transaction is defined as (i) the acquisition of fifty-one percent or more of the then outstanding voting securities entitled to vote generally in the election of Directors of the Company by any person, entity or group, or (ii) the approval by the shareholders of the Company of a reorganization, merger, consolidation, liquidation, or dissolution of the Company, or the sale, transfer, lease or other disposition of all or substantially all of the assets of the Company. The Jensen Shares are irrevocable and fully vested, have no expiration date, and will not be affected by the termination of Mr. Jensen’s employment with the Company for any reason whatsoever. If a USA Transaction shall occur at a time when there are not a sufficient number of authorized but unissued shares of Common Stock, then the Company shall as a condition of such USA Transaction promptly take any and all appropriate action to make available a sufficient number of shares of Common Stock. In the alternative, the Company may structure the USA Transaction so that Mr. Jensen would receive the same amount and type of consideration in connection with the USA Transaction as any other holder of Common Stock.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

On May 11, 2006, the Company and Mr. Herbert entered into an Amended and Restated Employment Agreement pursuant to which the term of Mr. Herbert’s employment with the Company was extended to June 30, 2009. Effective May 11, 2006, Mr. Herbert’s base salary was increased to $285,000 per annum. Mr. Herbert’s base salary had not been increased since January 1, 2004. The Agreement requires Mr. Herbert to devote his full time and attention to the business and affairs of the Company and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter. In the event that a USA Transaction (as defined in Mr. Jensen's employment agreement) shall occur, then Mr. Herbert has the right to terminate his agreement upon 30 days notice to USA. Mr. Herbert was granted the right to elect to have one-half of his base salary for each of the fiscal years ending June 30, 2007, June 30, 2008, and June 30, 2009 paid in shares of Common Stock rather than cash. Mr. Herbert was also granted 50,000 shares of Common Stock and an additional amount of options to purchase up to 18,000 shares of Common Stock at $7.50 per share. The 50,000 shares of Common Stock vest as follows: 16,667 on June 1, 2006; 16,667 on January 1, 2007; and 16,666 on June 1, 2007. The options vest as follows: 6,000 on May 11, 2006; 6,000 on June 30, 2007; and 6,000 on June 30, 2008. The options may be exercised at any time within 5 years of vesting. The Company recorded a non-cash compensation charge of $176,003 and $41,310 related to the grant of restricted Common Stock and Common Stock Options, respectively, during the fiscal year ended June 30, 2006. See note 13 for additional option disclosures. All of the shares granted to or to be issued to Mr. Herbert under his employment agreement, and the shares underlying the options granted to Mr. Herbert, are not and will not be registered under the Securities Act of 1933, as amended, and constitute restricted securities as such term is defined in Rule 144 promulgated under the 1933 Act.

On May 11, 2006, the Company and Mr. DeMedio entered into an amendment to his Employment Agreement pursuant to which the term of Mr. DeMedio’s employment with the Company was extended to June 30, 2008. Effective May 11, 2006, Mr. DeMedio’s base salary was increased to $165,000 per annum. Mr. DeMedio was granted the right to elect to have one-half of his base salary for each of the fiscal years ending June 30, 2007, and June 30, 2008 paid in shares of Common Stock rather than cash. Mr. DeMedio was also granted options to purchase up to 7,000 shares of Common Stock at $7.50 per share. The options vest as follows: 2,334 on May 11, 2006; 2,333 on June 30, 2007; and 2,333 on June 30, 2008. The options may be exercised at any time within 5 years of vesting. The Company recorded a non-cash compensation charge of $16,068 related to the grant of restricted Common Stock Options during the fiscal year ended June 30, 2006. See note 13 for additional option disclosures. All of the shares underlying the options granted to Mr. DeMedio under his employment agreement are not and will not be registered under the Securities Act of 1933, as amended, and constitute restricted securities as such term is defined in Rule 144 promulgated under the 1933 Act.

Various legal actions and claims occurring in the normal course of business are pending or may be instituted or asserted in the future against the Company. The Company does not believe that the resolution of these matters will have a material effect on the financial position or results of operations of the Company.

In February 2005, a Complaint was filed against the Company by Swartz Private Equity, LLC (“Swartz”) alleging that the Company breached various agreements entered into with Swartz in August and September 2000 in connection with the so-called equity line of credit provided by Swartz to the Company. The Complaint requests money damages of $4,350,381 representing the alleged value of the warrants currently held by or claimed to be due to Swartz, money damages of $196,953 representing a termination fee allegedly due in connection with the termination of the agreements, and unspecified money damages relating to the alleged breach of the rights of first refusal.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

On September 20, 2006, the parties agreed to fully settle this litigation. In this regard, we agreed to issue to Swartz 33,184 shares of our Common Stock. We also agreed to honor the cashless exercise of warrants by Swartz in 2003 for 6,816 shares of Common Stock. We had previously disputed that Swartz had validly exercised those warrants. We have granted to Swartz certain registration rights in connection with the 33,184 shares. The parties are currently preparing the settlement agreement and release implementing the settlement. The Company has recorded a contingent liability of $270,000 as of June 30, 2006 to accrue for the value of the 40,000 shares of Common Stock to be issued under the proposed settlement agreement.

17. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

Unaudited quarterly results of operations for the years ended June 30, 2006 and 2005 follow and should be read in conjunction with the Company's quarterly reports on Form 10-Q.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
YEAR ENDED JUNE 30, 2006

Revenues	$1,363,886	$1,957,753	$1,618,776	$1,474,388	$6,414,803

Gross profit	$314,927	$787,882	$687,749	$219,788	$2,010,346

Net loss	$(3,196,872)	$(2,864,091)	$(3,313,868)	$(5,472,245)	$(14,847,076)

Cumulative preferred dividends	$(392,057)	$—	$(391,232)	$—	$(783,289)

Loss applicable to common shares	$(3,588,929)	$(3,705,100)	$(5,472,245)	$(15,630,365)	$(2,864,091)

Loss per common share (basic and diluted)	$(0.90)	$(0.61)	$(0.74)	$(0.96)	$(3.15)

YEAR ENDED JUNE 30, 2005

Revenues	$1,032,578	$1,135,449	$1,122,330	$1,387,632	$4,677,989

Gross profit	$130,534	$342,705	$566,720	$159,357	$1,119,316

Net loss	$(3,640,637)	$(3,805,004)	$(3,702,049)	$(4,351,500)	$(15,499,190)

Cumulative preferred dividends	$(392,057)	$—	$(392,056)	$—	$(784,113)

Loss applicable to common shares	$(4,032,694)	$(3,805,004)	$(4,094,105)	$(4,351,500)	$(16,283,303)

Loss per common share (basic and diluted)	$(1.14)	$(1.01)	$(1.02)	$(1.12)	$(4.18)

18. SUBSEQUENT EVENTS (UNAUDITED)

From July 1 through September 15, 2006, the Company issued 258,040 shares of Common Stock under the 2006 Common Stock Agreement for total gross proceeds of $1,653,500.

On September 25, 2006, the Company entered into a Common Stock Purchase Agreement (the “2006-B Common Stock Agreement”) with Mr. Illes, an accredited investor. Mr. Illes agreed to purchase shares of the Company's Common Stock with an aggregate purchase price not to exceed $15,000,000. Under the 2006-B Common Stock Agreement, the Company has the right at any time to require Mr. Illes to purchase Common Stock from the Company at the lower of: (i) $30.00 per share; or (ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to Mr. Illes of notice of his obligation to purchase. The Company can require Mr. Illes to purchase shares only if the shares have been registered by the Company for resale under the Act. The agreement also states that no additional shares shall be registered under the 2006 Common Stock Agreement. During any calendar month, Mr. Illes cannot be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $800,000. The initial number of shares of Common Stock subject to this agreement is 1,000,000. The Company has the right in the future, if necessary, to register additional shares in order to ensure that a sufficient number of shares are available for purchase by Mr. Illes. The 2006-B Common Stock Agreement terminates August 30, 2009. The Company agreed to pay Mr. Illes 20,000 shares of Common Stock as a due diligence fee in connection with this transaction.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of June 30, 2006. Based on this evaluation, they conclude that the disclosure controls and procedures effectively ensure that the information required to be disclosed in the Company's filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in internal controls.

There have been no changes during the quarter ended June 30, 2006 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

DIRECTORS AND EXECUTIVE OFFICERS

Our Directors and executive officers, on August 31, 2006, together with their ages and business backgrounds were as follows:

Name	Age	Position(s) Held
George R. Jensen, Jr.	57	Chief Executive Officer,
		Chairman of the Board of Directors
Stephen P. Herbert	43	Chief Operating Officer and President, Director
David M. DeMedio	35	Chief Financial Officer
William L. Van Alen, Jr. (1)(2)	73	Director
Steven Katz (1)(2)	58	Director
Douglas M. Lurio	49	Director
Albert Passner	67	Director
Stephen W. McHugh (2)	50	Director

(1)	Member of Compensation Committee

(2)	Member of Audit Committee

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

Albert Passner joined the Board of Directors of USA in April 2006. Mr. Passner is a consultant in the fields of physics and engineering. He was a former member of the technical staff at Lucent/AT&T Bell Labs where he participated in many projects including designing systems in electronics, optics, lasers, pulsed magnets, electron-optics, cryogenics and thin films. He has authored and co-authored more than fifty scientific publications.

Stephen W. McHugh joined the Board of Directors of USA in June 2006. Mr. McHugh was appointed by the Board to fill the vacancy on the Board caused by the death of William W. Sellers. Mr. McHugh is the President and co-founder of Santa Barbara Infrared, Inc., a designer and manufacturer of military and commercial Electro-Optical test equipment that was recently acquired by HEICO Corporation. Mr. McHugh formerly was a mechanical engineer and technical sales expert at Electro Optical Industries where he designed optical and mechanical instruments for the test of infrared camera systems.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company’s Board of Directors has determined that Steven Katz is the Audit Committee financial expert serving on the Audit Committee as defined by applicable SEC rules. The Board has also determined that Mr. Katz is “independent” as such term is defined by applicable SEC rules.

CODE OF BUSINESS CONDUCT AND ETHICS

In May 2006, we adopted an amended and restated Code of Business Conduct and Ethics that applies to all executive officers, directors and employees of the Company, including our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Controller. A copy of our Code of Business Conduct and Ethics is filed with this Form 10-K as Exhibit 14.1.

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

Stephen P. Herbert filed a late Form 4, William Van Alen, Jr., filed two late Form 4s and each of Albert Passner and Stephen W. McHugh filed a late Form 3.

Item 11. Executive Compensation.

The following table sets forth certain information with respect to compensation paid or accrued by the Company during the fiscal years ended June 30, 2004, June 30, 2005 and June 30, 2006 to each of the executive officers and employees of the Company named below:

 SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Annual Compensation			Long Term Compensation
		Salary	Bonus(1)	Other Annual Compensation(2)	Restricted Stock Awards($)	Securities Underlying Options(#)

George R. Jensen, Jr.	2006	$270,288	$200,000	$18,563	$400,000(6)	75,000
Chief Executive Officer &	2005	$250,000	—	$17,875	—	—
Chairman of the Board	2004	$217,500	$4,870,000(3)	$17,875	—	—

Stephen P. Herbert	2006	$246,673	$133,336	$18,563	$266,664(6)	18,000
Chief Operating Officer &	2005	$231,923	—	$17,875	—	—
President	2004	$192,692	$225,000	$17,875	—	—

H. Brock Kolls (5)	2006	$171,346	$30,000	$12,375	—	—
Senior Vice-President,	2005	$165,000	$110,000	$11,917	—	—
Research & Development	2004	$156,923	$60,000	$63,205	—	—

David M. DeMedio	2006	$162,385	$—	$20,112	—	7,000
Chief Financial Officer (4)	2005	$131,689	$11,000	$7,800	—	3,000

Wendy Jenkins	2006	$130,850	$20,000	$16,200	—	—
Vice-President of Marketing	2005	$103,653	$26,000	$14,850	—	—
	2004	$65,384	$—	$10,500	—	—

(1) Fiscal year 2006 includes 25,000 shares that vested on June 1, 2006 valued at $8.00 per share for Mr. Jensen; 16,667 shares that vested on June 1, 2006 valued at $8.00 per share for Mr. Herbert, a $30,000 cash bonus for Mr. Kolls, and a $20,000 cash bonus for Ms. Jenkins. Fiscal year 2005 includes a $110,000 cash bonus for Mr. Kolls, cash bonuses totaling $11,000 for Mr. DeMedio, and a $20,000 cash bonus and $6,000 stock bonus for Ms. Jenkins. Fiscal year 2004 includes 105,000 shares valued at $44 per share, in connection with the amendment of his employment agreement, and a $250,000 cash bonus for Mr. Jensen; a $225,000 cash bonus for Mr. Herbert; and a $60,000 cash bonus for Mr. Kolls.

(2) Represents cash payments authorized to reimburse certain executive officers for tax payments incurred from the award of a previous bonus as well as car allowance payments.

(3) Prior to July 2003, Mr. Jensen's employment agreement provided that upon the occurrence of a USA Transaction he would receive that number of shares equal to seven percent of all of the then issued and outstanding shares on a fully converted basis. During July 2003, the Company and Mr. Jensen agreed to amend Mr. Jensen's employment agreement so that upon the occurrence of a USA Transaction he would receive only 140,000 shares. Under the new amended agreement, the 140,000 shares became subject to dilution (i.e., did not increase in order to reflect subsequent issuances by the Company of its shares). Under the prior agreement, the number of shares to be issued to Mr. Jensen was not subject to dilution (i.e., would be increased in order to reflect subsequent issuances by the Company of its shares) and was based upon the actual total number of shares outstanding at the time of a USA Transaction.

For example, if a USA Transaction occurred while there were 4,750,000 shares then outstanding on a fully converted basis, Mr. Jensen would have received 332,500 shares under his prior agreement rather than the fixed number of 140,000 shares under his new amended agreement.

During July 2003, the Company issued to Mr. Jensen an aggregate of 105,000 shares of restricted Common Stock, 25,000 shares of which were issued as compensation to Mr. Jensen, and 80,000 shares of which were issued to Mr. Jensen in connection with the employment agreement amendment described above. In accordance with generally accepted accounting principles, the Company was required to value all of these shares at $44 per share or an aggregate of $4,620,000.

(4) Employment as Chief Financial Officer commenced on April 12, 2005.

(5) During May 2006, Mr. Kolls notified the Company that he was resigning as an employee effective as of June 30, 2006, and requested that his employment agreement not be renewed.

(6) Under the terms of Mr. Jensen’s existing employment agreement with us, he received an award of 75,000 shares of restricted stock upon his signing of the agreement in May 2006. These shares vest as follows: 25,000 on June 1, 2006; 25,000 on January 1, 2007; and 25,000 on June 1, 2007. As of June 30, 2006, based upon a price per share of $7.80, the closing bid price for our common stock as of such date, the value of the restricted stock held by Mr. Jesnen was $390,000. This stock will be treated like all other shares of our stock, including the right to receive any dividends declared on our common stock. The 25,000 shares that vested on June 1, 2006 are reflected in the Bonus column of the above table.

Under the terms of Mr. Herbert’s existing employment agreement with us, he received an award of 50,000 shares of restricted stock upon his signing of the agreement in May 2006. These shares vest as follows: 16,667 on June 1, 2006; 16,667 on January 1, 2007; and 16,666 on June 1, 2007. As of June 30, 2006, based upon a price per share of $7.80, the closing bid price for our common stock as of such date, the value of the restricted stock held by Mr. Herbert was $259,997. This stock will be treated like all other shares of our stock, including the right to receive any dividends declared on our common stock. The 16,667 shares that vested on June 1, 2006 are reflected in the Bonus column of the above table.

OPTION GRANTS IN LAST FISCAL YEAR
(Individual Grants)

	Number of	Percent of
	securities	total options
	underlying	granted to	Exercise
	options	employees in	base price	Expiration
Name	granted (1)	fiscal year	($/share)	date

George R. Jensen	75,000	75%	$7.50	(2)
Stephen P. Herbert	18,000	18%	$7.50	(2)
David M. DeMedio	7,000	7%	$7.50	(2)

(1)	Conditioned upon continued employment, the options vest as follows: one-third on May 11, 2006, one-third on June 30, 2007, and one-third on June 30, 2008.

(2)	The options expire five years from the date of vesting.

TOTAL OPTIONS EXERCISED IN FISCAL YEAR ENDED JUNE 30, 2006 AND YEAR END VALUES

The following table gives information for options exercised by an executive officer and an employee in fiscal year 2006, and the number of options held by the executive officer and the employee at fiscal year end:

Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In-the-Money
	Shares		Options at	Options at
	Acquired		FY-End (#)	FY-End($)
	On	Value	Exercisable/	Exercisable/
Name	Exercise (#)	Realized ($)	Unexercisable	Unexercisable

George R. Jensen	0	0	25,000/50,000	7,500/15,000

Stephen P. Herbert	0	0	6,000/12,000	1,800/3,600

David M. DeMedio	0	0	3,834/6,166	700/1,400

EXECUTIVE EMPLOYMENT AGREEMENTS

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

As previously provided in his employment agreement, upon the occurrence of a "USA Transaction" (as defined below), the Company will issue to Mr. Jensen 140,000 shares of Common Stock subject to adjustment for stock splits or combinations ("Jensen Shares"). The Jensen Shares are not reflected or included in the number of issued and outstanding shares of the Company on a fully diluted basis in this Form 10-K. Mr. Jensen is not required to pay any additional consideration for the Jensen Shares. At the time of any USA Transaction, all of the Jensen Shares are automatically deemed to be issued and outstanding immediately prior to any USA Transaction, and are entitled to be treated as any other issued and outstanding shares of Common Stock in connection with such USA Transaction.

The term USA Transaction is defined as (i) the acquisition of fifty-one percent or more of the then outstanding voting securities entitled to vote generally in the election of Directors of the Company by any person, entity or group, or (ii) the approval by the shareholders of the Company of a reorganization, merger, consolidation, liquidation, or dissolution of the Company, or the sale, transfer, lease or other disposition of all or substantially all of the assets of the Company. The Jensen Shares are irrevocable and fully vested, have no expiration date, and will not be affected by the termination of Mr. Jensen’s employment with the Company for any reason whatsoever.

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

Mr. Kolls entered into an employment agreement with the Company that required Mr. Kolls or the Company to deliver written notice of termination at least sixty days prior to June 30, 2006, or the agreement would be automatically renewed until June 30, 2007. During May 2006, Mr. Kolls notified the Company that he was resigning as an employee effective as of June 30, 2006, and requested that his employment agreement not be renewed for another year. The Company does not believe that Mr. Kolls’ resignation was timely. The agreement provided for an annual base salary of $165,000 per year. Mr. Kolls was entitled to a payment of $5,000 upon each of the following: (i) filing of a new patent application by USA for which he is listed as the inventor; (ii) granting of any such patent application; and (iii) issuance of a patent for any patent application that had been filed prior to April 20, 2004. Mr. Kolls is also entitled to receive such bonus or bonuses, as may be awarded to him by the Board of Directors. The Agreement required Mr. Kolls to devote his full time and attention to the business and affairs of the Company, and obligated him not to engage in any investments or activities which would compete with the Company during the term of his agreement and for a period of one year thereafter. In the event that a USA Transaction (as defined in Mr. Jensen's employment agreement) occured, then Mr. Kolls had the right to terminate his agreement upon 30 days notice to USA.

COMPENSATION OF DIRECTORS

Members of the Board of Directors receive cash and equity compensation for serving on the Board of Directors, as determined from time to time by the Compensation Committee with subsequent approval thereof by the Board of Directors.

During fiscal year 2006, we paid each of Messrs. Sellers, Van Alen, Katz and Lurio $20,000 each for serving as a Director during the fiscal year and $10,000 each for serving on Board Committees.

On April 21, 2006, the Board of Directors approved the grant of 12,000 Common Stock Options to each of Messrs. Sellers, Van Alen, Katz, and Lurio and 6,000 Common Stock Options to Mr. Passner, a new director as of April 12, 2006, all with an exercise price of $7.50 per share and all exercisable at any time within five years following the date of vesting. The options granted to Mr. Sellers and Mr. Van Allen are fully vested. Of the options granted to Mr. Katz and Mr. Lurio, 6,000 vest immediately, 3,000 vest on April 1, 2007, and 3,000 vest on April 1, 2008. Of the options granted to Mr. Passner, 3,000 vest on April 1, 2007, and 3,000 vest on April 1, 2008.

In conjunction with the appointment of Stephen McHugh to the Board of Directors on June 20, 2006, the Company granted Mr. McHugh 6,000 Common Stock Options with an exercise price of $8.00 per share. The options vest as follows: 3,000 on June 20, 2007 and 3,000 on June 20, 2008. The options are exercisable at any time within five years of vesting.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters

COMMON STOCK

The following table sets forth, as of June 30, 2006, the beneficial ownership of the Common Stock of each of the Company's directors and executive officers, the other employees named in the summary compensation table set forth above, as well as by the Company's directors and executive officers as a group. Except as set forth below, the Company is not aware of any beneficial owner of more than five percent of the Common Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable:

Number of
Shares of
Name and Address of	Common Stock	Percent of Beneficial
Beneficially Owned(1)	of Class(2)	Owner

George R. Jensen, Jr.	132,210 shares(3)	1.81%
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355

Stephen P. Herbert	46,527 shares(4)	*
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355

Haven Brock Kolls, Jr.	5,537 shares(5)	*
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355

David M. DeMedio	7,535 shares(8)	*
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355

Douglas M. Lurio	15,280 shares(7)	*
2005 Market Street, Suite 2340
Philadelphia, Pennsylvania 19103

Steven Katz	12,350 shares(6)	*
440 South Main Street
Milltown, New Jersey 08850

William L. Van Alen, Jr.	63,023 shares(9)	*
P.O. Box 727
Edgemont, Pennsylvania 19028

Albert Passner	- shares	*
3 Disbrow Ct
East Brunswick, New Jersey 08816

Stephen W. McHugh	- shares	*
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355

Wendy Jenkins	2,819 shares(10)	*
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355

Wellington Management Company, LLP	710,000 shares(11)	9.71%
75 State Street
Boston, Massachusetts 02109

All Directors and Executive Officers
As a Group (10 persons)	285,281 shares	3.90%

*Less than one percent (1%)

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities. Shares of Common Stock issuable upon conversion of the Preferred Stock, shares issuable upon the conversion of Convertible Senior Notes, or shares of Common Stock issuable upon exercise of warrants and options currently exercisable, or exercisable within 60 days of June 30, 2006, are deemed to be beneficially owned for purposes hereof.

(2) On June 30, 2006 there were 6,327,175 shares of Common Stock and 521,542 shares of Preferred Stock issued and outstanding. For purposes of computing the percentages under this table, it is assumed that all shares of issued and outstanding Preferred Stock have been converted into 5,215 shares of Common Stock, and that all of the options to acquire Common Stock which have been issued and are fully vested as of June 30, 2006 (or within 60-days of June 30, 2006) have been converted into 87,142 shares of Common Stock. For purposes of computing such percentages it has also been assumed that all of the remaining Common Stock Warrants have been exercised for 219,481 shares of Common Stock; that all of the Senior Notes have been converted into 669,635 shares of Common Stock; and that all of the accrued and unpaid dividends on the Preferred Stock as of June 30, 2006 have been converted into 8,226 shares of Common Stock. Therefore, 7,316,874 shares of Common Stock were treated as issued and outstanding for purposes of computing the percentages under this table. Does not reflect or include the shares issuable to Mr. Jensen upon a “USA Transaction”.

(3) Includes 2,000 shares of Common Stock beneficially owned by his spouse. Does not include the right granted to Mr. Jensen under his Employment Agreement to receive Common Stock upon the occurrence of a USA Transaction (as defined therein). See "Executive Employment Agreements". Includes 60,000 shares owned by George R. Jensen, Jr. Grantor Retained Unitrust dated July 14, 2003 over which Mr. Jensen retains beneficial ownership. Includes 25,000 shares underlying vested stock options.

(4) Includes 10 shares of Common Stock beneficially owned by his child and 4,000 shares of Common Stock beneficially owned by his spouse. Includes 6,000 shares underlying vested stock options.

(5) Includes 120 shares of Common Stock owned by Mr. Kolls' spouse and 1,500 shares issuable to his spouse upon conversion of her Senior Note.

(6) Includes 6,000 shares underlying vested stock options.

(7) Includes 2,250 shares issuable upon conversion of Senior Notes. Includes 6,000 shares underlying vested stock options.

(8) Includes 565 shares of Common Stock issuable to Mr. DeMedio upon conversion of his Senior Notes, 3,834 shares underlying vested stock options and 375 shares underlying stock options that vest within 60 days of June 30, 3006.

(9) Includes 17,339 shares of Common Stock issuable to Mr. Van Alen upon conversion of his Senior Notes, 5,333 shares issuable upon the exercise of warrants and 100 shares of Common Stock beneficially owned by his spouse. Includes 12,000 shares underlying vested stock options.

(10) Includes 790 shares underlying vested stock options.

(11) Wellington Management Company, LLP ("Wellington Management"), in its capacity as an investment adviser, may be deemed to have beneficial ownership of 71,000,000 shares of common stock that are owned by numerous investment advisory clients, none of which is known to have such interest with respect to more than five percent of the class of shares. Wellington Management has shared voting authority over 45,600,000 shares and shared dispositive power over 71,000,000 shares. Wellington Management is a registered investment adviser under the Investment Advisers Act of 1940, as amended.

PREFERRED STOCK

There were no shares of Preferred Stock that were beneficially owned by the Company's directors, executive officers, or the other employees named in the Summary Compensation Table set forth above.

Item 13. Certain Relationships and Related Transactions.

During the fiscal year ended June 30, 2006, the Company incurred charges to Lurio & Associates, P.C., of which Mr. Lurio is President and a shareholder, for professional fees of approximately $258,000 for legal services rendered to the Company by such law firm. Mr. Lurio is a Director of the Company. As of June 30, 2006, the Company had accrued approximately $28,000 for these services.

During fiscal year 2006, William Van Alen, Jr., a Director, invested $33,333 in the 2008-C Senior Note offering and received warrants to purchase 3,333 shares of Common Stock at $10 per share, pursuant to his investment in this offering. Mr. Van Alen also invested $20,000 in the 2010-B Senior Note offering and received warrants to purchase 2,000 shares of Common Stock at $10 per share, pursuant to his investment in this offering.

Item 14. Principal Accounting Fees and Services.

AUDIT AND NON-AUDIT FEES

Effective July 7, 2005, the Company dismissed Ernst & Young LLP as the Company’s independent registered public accounting firm and engaged Goldstein Golub Kessler LLP as the Company’s new independent registered public accounting firm. Ernst & Young LLP served as the Company’s independent registered public accounting firm during the fiscal year ended June 30, 2004. Ernst & Young LLP reviewed the Company’s quarterly financial statements for the first, second, and third quarters of the fiscal year ended June 30, 2005. Ernst & Young LLP provided audit services related to the transition to Goldstein Golub Kessler LLP and the issuance of multiple offering documents during the fiscal year ended June 30, 2006. Accordingly, the Company was billed for professional services rendered by each of Ernst & Young LLP and Goldstein Golub Kessler LLP in connection with the fiscal years ended June 30, 2006 and 2005.

During the fiscal years ended June 30, 2006 and 2005, fees in connection with services rendered by Ernst & Young LLP were as set forth below:

	Fiscal 2006	Fiscal 2005
Audit Fees	$43,949	$177,839
Audit-Related Fees	—	—
Tax Fees	—	$80,314
All Other Fees	—	—
TOTAL	$43,949	$258,153

During the fiscal years ended June 30, 2006 and 2005, fees in connection with services rendered by Goldstein Golub Kessler LLP were as set forth below:

	Fiscal 2006	Fiscal 2005
Audit Fees	$225,000	$138,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$225,000	$138,000

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

There were no fees categorized as Audit-related or Other fees during fiscal years 2005 and 2006.

AUDIT COMMITTEE PRE-APPROVAL POLICY

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm on a case-by-case basis.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description

2.1	Asset Purchase Agreement dated July 11, 2003 by and between USA and Bayview Technology Group LLC (Incorporated by reference to Exhibit 2.1 to Form 8-K filed July 14, 2003)

3.1	Amended and Restated Articles of Incorporation of USA filed January 26, 2004 (Incorporated by reference to Exhibit 3.1.19 to Form 10-QSB filed on February 12, 2004).

3.1.1	First Amendment to Amended and Restated Articles of Incorporation of USA filed on March 17, 2005 (Incorporated by reference to Exhibit 3.1.1 to Form S-1 Registration Statement No. 333-124078).

3.1.2	Second Amendment to Amended and Restated Articles of Incorporation of USA filed on December 13, 2005 (Incorporated by reference to Exhibit 3.1.2 to Form S-1 Registration Statement No. 333-130992).

3.2	By-Laws of USA (Incorporated by reference to Exhibit 3.2 to Form SB-2 Registration Statement No. 33-70992).

4.1	Form of 2004 Senior Note (Incorporated by reference to Exhibit 4.24 to Form SB-2 Registration Statement No. 333-101032).

4.2	Form of 2005 Senior Note (Incorporated by reference to Exhibit 4.25 to Form SB-2 Registration Statement No. 333-101032).

4.3	Addendum to 2006 Senior Note. (Incorporated by reference to Exhibit 4.30 to Form 10-KSB filed on September 28, 2004).

4.4	Addendum to 2007 Senior Note. (Incorporated by reference to Exhibit 4.30 to Form 10-KSB filed on September 28, 2003).

4.5	Common Stock Purchase Agreement between the Company and Steve Illes dated April 4, 2005 (Incorporated by reference to Exhibit 4.13.1 to Form S-1 Registration Statement No. 333-124078).

4.6	Form of 2004-B Note (Incorporated by reference to Exhibit 4.28 to Form S-1 Registration Statement No. 333-119951).

4.7	Form of 2005-C Note (Incorporated by reference to Exhibit 4.15 to Form S-1 Registration Statement No. 333-124078).

4.8
Stock Purchase Agreement dated December 13, 2005 by and between the Company and certain clients of Wellington Management Company, LLC (Incorporated by reference to Exhibit 4.1 to Form 8-K filed December 19, 2005).

4. 9
Stock Purchase Agreement dated January 9, 2006, by and between the Company and Rationalwave On Shore Equity Fund, L.P. (Incorporated by reference to Exhibit 4.19 to Form S-1 Registration Statement No. 333-130992).

4.10	Form of 2006-A 10% Convertible Senior Note due December 31, 2010 (Incorporated by reference to Exhibit 4.20 to Form S-1 Registration Statement No. 333-130992).

4.11	Form of 2006-A Warrant(Incorporated by reference to Exhibit 4.21 to Form S-1 Registration Statement No. 333-130992).

4.12	Form of 2005-G Warrant (Incorporated by reference to Exhibit 4.22 to Form S-1 Registration Statement No. 333-130992).

4.13	Common Stock Purchase Agreement between the Company and Steve Illes dated February 17, 2006 (Incorporated by reference to Exhibit 4.23 to Form S-1 Statement No. 333-132019).

**4.14	2006-B Common Stock Purchase Agreement between the Company and Steve Illes dated September 25, 2006

10.14	Amended And Restated Employment and Non-Competition Agreement between USA and Stephen P. Herbert dated May 11, 2006 (Incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 15, 2006).

10.2	Amended And Restated Employment and Non-competition Agreement between USA and George R. Jensen, Jr. dated May 11, 2006 (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 15, 2006).

10.3	Investment Agreement between USA and Swartz Private Equity, LLC dated September 15, 2000 (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 21, 2000).

10.4	Commitment Warrant issued to Swartz Private Equity LLC dated August 23, 2000 (incorporated by reference to Exhibit 10.2 to Form 8-K dated September 21, 2000).

10.5	Warrant Anti-Dilution Agreement between USA and Swartz Private Equity, LLC dated September 15, 2000 (incorporated by reference to Exhibit 10.3 to Form 8-K dated September 21, 2000).

10.6	Registration Rights Agreement between USA and Swartz Private Equity dated September 15, 2000 (incorporated by reference to Exhibit 10.4 to Form 8-K dated September 21, 2000).

10.7
Agreement and Plan of Merger dated April 10, 2002, by and among the Company, USA Acquisition, Inc., Stitch Networks Corporation, David H. Goodman, Pennsylvania Early Stage Partners, L.P., and Maytag Holdings, Inc. (Incorporated by reference to Exhibit 2.1 to Form 10-QSB for the quarter ended March 31, 2002).

10.8	Strategic Alliance Agreement between USA and ZiLOG Corporation dated October 15, 2002 (Incorporated by reference to Exhibit 10.39 to Form SB-2 Registration Statement No. 333-101032).

10.9
Vending Placement, Supply and Distribution Agreement between Stitch Networks Corporation, Eastman Kodak Company, Maytag Corporation and Dixie-Narco, Inc. dated December 2000 (Incorporated by reference to Exhibit 10.40 to Form SB-2 Registration Statement No. 333-101032).

10.10	Design and Manufacturing Agreement between USA and RadiSys dated June 27, 2000 (Incorporated by reference to Exhibit 10.41 to Form SB-2 Registration Statement No. 333-101032).

10.11
Termination Agreement dated December 31, 2003 by and between Eastman Kodak Company, Maytag Corporation, Dixie-Narco, Inc. and Stitch Networks Corporation. (Incorporated by reference to Exhibit 10.6 to Form 10-QSB filed on February 12, 2004).

10.12	Option Certificate (No. 198) dated April 28, 2004 in favor of Mary West Young. (Incorporated by reference to Exhibit 10.45 to Form SB-2 Registration Statement No. 333-116977).

10.13
Agreement of Lease between Pennswood Spring Mill Associates, as landlord, and the Company, as tenant, dated September 2002, and the Rider thereto (Incorporated by reference to Exhibit 10.21 to Form 10-KSB filed on September 28, 2004).

10.14
Agreement of Lease between Deerfield Corporate Center 1 Associates LP, as landlord, and the Company, as tenant, dated March 2003 (Incorporated by reference to Exhibit 10.22 to Form 10-KSB filed on September 28, 2004).

10.15
Amendment to Office Space Lease dated as of April 1, 2005 by and between the Company and Deerfield Corporate Center Associates, LP. (Incorporated by reference to Exhibit 10.19.1 to Form S-1Registration Statement No. 333-124078)

10.16	Co-Marketing Agreement between Honeywell D.M.C. Services, LLC and the Company dated July 13, 2004 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 29, 2004).

10.17	Employment and Non-Competition Agreement between USA and David M. DeMedio dated April 12, 2005 (Incorporated by reference to Exhibit 10.22 to Form S-1 Registration Statement No. 333-124078).

10.18	First Amendment to Employment and Non-Competition Agreement between USA and David M. DeMedio dated May 11,2006 (Incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 15, 2006).

10.19	Option Certificate (No. 200) dated April 12, 2005 in favor of David M. DeMedio (Incorporated by reference to Exhibit 10.23 to Form S-1 Registration Statement No. 333-124078).

10.20	Agreement dated December 28, 2004 between USA Technologies and PepsiCo, Inc. (Incorporated by reference to Exhibit 10.01 of Form 8-K filed July 27, 2005)

**10.21	Option Certificate (No. 201) dated May 11, 2006 in favor of George R. Jensen, Jr.

**10.22	Option Certificate (No. 202) dated May 11, 2006 in favor of Stephen P. Herbert.

**10.23	Option Certificate (No. 203) dated May 11, 2006 in favor of David M. Demedio.

**10.24	Option Certificate (No. 204) dated April 21, 2006 in favor of William W. Sellers.

**10.25	Option Certificate (No. 205) dated April 21, 2006 in favor of William L. Van Alen, Jr.

**10.26	Option Certificate (No. 206) dated April 21, 2006 in favor of Steven Katz.

**10.27	Option Certificate (No. 207) dated April 21, 2006 in favor of Douglas M. Lurio.

**10.28	Option Certificate (No. 208) dated April 21, 2006 in favor of Albert Passner.

**10.29	Option Certificate (No. 209) dated July 20, 2006 in favor of Stephen W. McHugh.

10.30	USA Technologies, Inc. 2006-A Stock Compensation Plan (Incorporated by reference to Exhibit 10.1 to Form S-8 filed June 19, 2006).

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to Form 8-K filed on April 17, 2006).

**23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

**23.2	Consent of Goldstein Golub Kessler LLP, Independent Registered Public Accounting Firm.

**31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

**31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

**32	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** Filed herewith

SCHEDULE II

USA TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004

ACCOUNTS RECEIVABLE			Deductions
		Additions	uncollectible
	Balance at	(reductions)	receivables	Balance
	beginning of	charged to	written off, net	at end
	period	earnings	of recoveries	of period

June 30, 2006	$196,000	131,000	98,000	$229,000

June 30, 2005	$240,000	(23,000)	20,000	$196,000

June 30, 2004	$65,000	194,000	19,000	$240,000

INVENTORY	Balance at	Additions	Deductions	Balance
	beginning of	charged to	shrinkage and	at end
	period	earnings	obsolescence	of period

June 30, 2006	$321,000	484,000	546,000	$259,000

June 30, 2005	$229,000	286,000	194,000	$321,000

June 30, 2004	$63,000	190,000	24,000	$229,000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA TECHNOLOGIES, INC.

By:	/s/ George R. Jensen, JR,
George R. Jensen, Jr., Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ George R. Jensen, Jr.	Chairman of the Board of Directors	September 28, 2006
George R. Jensen, Jr.	and Chief Executive Officer
(Principal Executive Officer)

/s/ David M. DeMedio	Chief Financial Officer (Principal	September 28, 2006
David M. DeMedio	Accounting Officer)

/s/ Stephen P. Herbert	Chief Operating Officer, President	September 28, 2006
Stephen P. Herbert	and Director

/s/ William L. Van Alen, Jr.	Director	September 28, 2006
William L. Van Alen, Jr.

/s/ Douglas M. Lurio	Director	September 28, 2006
Douglas M. Lurio

/s/ Steven Katz	Director	September 28, 2006
Steven Katz

/s/ Albert Passner	Director	September 28, 2006
Albert Passner

/s/ Stephen W. McHugh	Director	September 28, 2006
Stephen W. McHugh