Form 10-Q
period 2006-09-30
USA TECHNOLOGIES INC
filed 2006-11-13
CIK 896429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
For the transition period from _______ to ___________

Commission file number 000-50054

USA Technologies, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2679963
(State or other jurisdiction of incorporation)	(I.R.S. employer Identification No.)

100 Deerfield Lane, Suite 140, Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)

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

As of November 3, 2006, there were 6,836,916 shares of Common Stock, no par value, outstanding.

	USA TECHNOLOGIES, INC.
	TABLE OF CONTENTS

Part I - Financial Information		Page No.
Item 1.	Condensed Financial Statements (Unaudited)
	Consolidated Balance Sheets – September 30, 2006
	and June 30, 2006	2
	Consolidated Statements of Operations – Three months ended
	September 30, 2006 and 2005	3
	Consolidated Statement of Shareholders’ Equity – Three months
	ended September 30, 2006	4
	Consolidated Statements of Cash Flows – Three months ended
	September 30, 2006 and 2005	5
	Notes to Consolidated Financial Statements	6
2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11
3.	Quantitative and Qualitative Disclosures About Market Risk	14
4.	Controls and Procedures	14

Part II - Other Information
Item 1.	Legal Proceedings	15
2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
3.	Defaults Upon Senior Securities	15
6.	Exhibits	15
	Signatures	16

USA Technologies, Inc.
Consolidated Balance Sheets

	September 30,	June 30,
	2006	2006
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,461,059	$2,866,801
Accounts receivable, less allowance for uncollectible accounts of approximately $292,000 at September 30, 2006 and
$229,000 at June 30, 2006	1,207,660	1,022,114
Finance receivables	426,832	418,184
Inventory	1,469,298	1,410,812
Prepaid expenses and other current assets	239,875	209,108
Total current assets	4,804,724	5,927,019

Finance receivables, less current portion	289,762	289,389
Property and equipment, net	1,095,105	1,119,304
Intangibles, net	8,049,482	8,358,632
Goodwill	7,663,208	7,663,208
Other assets	61,914	61,914
Total assets	$21,964,195	$23,419,466

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,359,433	$2,448,611
Accrued expenses	2,049,406	2,012,938
Current obligations under long-term debt	67,369	89,917
Convertible Senior Notes	884,122	851,486
Total current liabilities	5,360,330	5,402,952

Convertible Senior Notes, less current portion	6,917,702	6,805,403
Long-term debt, less current portion	28,387	34,047
Total liabilities	12,306,419	12,242,402

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred Stock, no par value:
Authorized shares- 1,800,000
Series A Convertible Preferred- Authorized shares-900,000
Issued and outstanding shares- 520,392 as of September
30, 2006 and 521,542 as of June 30, 2006 (liquidation
preference of $13,806,338 at September 30, 2006	3,686,218	3,694,360
Common Stock, no par value:
Authorized shares- 640,000,000
Issued and outstanding shares- 6,614,569 September 30,
2006 and 6,327,175 at June 30, 2006	140,294,294	138,110,126
Accumulated deficit	(134,322,736)	(130,627,422)
Total shareholders’ equity	9,657,776	11,177,064
Total liabilities and shareholders’ equity	$21,964,195	$23,419,466

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended
	September 30,
	2006	2005
Revenues:
Equipment sales	$1,670,807	$1,072,370
License and transaction fees	338,090	291,516
Total revenues	2,008,897	1,363,886

Cost of equipment	1,131,159	845,372
Cost of services	262,202	203,587
Cost of sales	1,393,361	1,048,959
Gross profit	615,536	314,927

Operating expenses:
General and administrative	1,425,868	1,107,503
Compensation	1,921,188	1,353,596
Depreciation and amortization	426,972	409,793
Total operating expenses	3,774,028	2,870,892
Operating loss	(3,158,492)	(2,555,965)

Other income (expense):
Interest income	32,543	20,492
Interest expense:
Coupon or stated rate	(297,380)	(345,002)
Non-cash interest and amortization of debt
discount	(256,985)	(316,397)
Total interest expense	(554,365)	(661,399)
Total other income (expense)	(521,822)	(640,907)
Net loss	(3,680,314)	(3,196,872)
Cumulative preferred dividends	(391,157)	(392,057)
Loss applicable to common shares	$(4,071,471)	$(3,588,929)

Loss per common share (basic and diluted)	$(0.63)	$(0.89)

Weighted average number of common shares
outstanding (basic and diluted)	6,451,553	4,027,657

See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A
	Convertible
	Preferred	Common	Accumulated
	Stock	Stock	Deficit	Total
Balance, June 30, 2006	$3,694,360	$138,110,126	$(130,627,422)	$11,177,064
Issuance of 285,818 shares of Common
Stock to an accredited investor at varying
prices per share	-	1,803,500	-	1,803,500
Conversion of 1,150 shares of Preferred
Stock to 11 shares of Common Stock	(8,142)	8,142	-	-
Conversion of $15,000 of cumulative
preferred dividends into 15 shares of
Common Stock at $1,000 per share	-	15,000	(15,000)	-
Issuance of 50 shares of Common Stock
from the conversion of Senior Notes	-	500	-	500
Charges incurred in connection with the
issuance of Common Stock for employee
compensation	-	262,683	-	262,683
Charges incurred in connection with stock
options	-	94,343	-	94,343
Net loss	-	-	(3,680,314)	(3,680,314)
Balance, September 30, 2006	$3,686,218	$140,294,294	$(134,322,736)	$9,657,776

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	September 30,
	2006	2005
Operating activities
Net loss	$(3,680,314)	$(3,196,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Charges incurred in connection with the issuance of Common Stock for
employee compensation	262,683	7,200
Charges incurred in connection with stock options	94,343	3,511
Non-cash interest and amortization of debt discount	256,985	316,397
Gain on repayment of senior notes	(22,310)	--
Amortization	309,150	309,150
Depreciation	117,822	100,643
Changes in operating assets and liabilities:
Accounts receivable	(185,546)	(135,007)
Finance receivables	(9,021)	19,972
Inventory	(58,486)	130,505
Prepaid expenses and other assets	(30,767)	51,321
Accounts payable	(89,178)	(471,547)
Accrued expenses	36,468	(36,106)
Net cash used in operating activities	(2,998,171)	(2,900,833)

Investing activities
Purchase of property and equipment, net	(93,623)	(165,495)
Net cash used in investing activities	(93,623)	(165,495)

Financing activities
Net proceeds from the issuance of Common Stock	1,803,500	1,807,990
Collection of subscriptions receivable	-	35,723
Repayment of senior notes	(89,240)	(12,000)
Repayment of long-term debt	(28,208)	(34,018)
Net cash provided by financing activities	1,686,052	1,797,695

Net decrease in cash and cash equivalents	(1,405,742)	(1,268,633)
Cash and cash equivalents at beginning of period	2,866,801	2,097,881
Cash and cash equivalents at end of period	$1,461,059	$829,248

Supplemental disclosures of cash flow information:
Cash paid for interest	$286,022	$355,039
Conversion of Senior Notes to Common Stock	$500	$197,143
Conversion of Convertible Preferred Stock to Common Stock	$8,142	$7,788
Conversion of Convertible Preferred Dividends to Common Stock	$15,000	$17,320

See accompanying notes.

1. Accounting Policies Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2006. In the opinion of management, all adjustments considered necessary, consisting of normal recurring adjustments, have been included. Operating results for the three-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. The balance sheet at June 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company continues to incur operating losses and has a working capital deficiency. These factors raise doubt about the Company’s ability to continue as a going concern. Management believes that the actions presently considered or being taken, as described in the liquidity section of Item 2, will allow the Company to continue as a going concern.

For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Stitch Networks Corporation ("Stitch") and USAT Capital Corp LLC (“USAT Capital”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Income Taxes

No provision for income taxes has been made in the three months ended September 30, 2006 and 2005 given the Company’s losses in 2006 and 2005 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. Loss Per Common Share

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

Shared-Based Payment

On July 1, 2005, the Company adopted FAS123(R) “Share-Based Payment” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. There were no common stock options granted during the quarter ended September 30, 2006. The Company recorded stock compensation expense of $262,683 related to Common Stock grants to employees and $94,343 related to the vesting of Common Stock options during the quarter ended September 30, 2006.

2. Accrued Expenses

Accrued expenses consist of the following:
	September 30	June 30
	2006	2006
	(unaudited)
Accrued compensation and related sales commissions	$423,296	$384,256
Accrued interest	392,598	381,240
Accrued professional fees	92,051	162,051
Accrued taxes and filing fees	108,464	100,573
Advanced customer billings	75,349	109,007
Accrued legal settlement	270,000	270,000
Accrued other	687,648	605,811
	$2,049,406	$2,012,938

3. Senior Notes

As of September 30, 2006, the outstanding balance of Senior Notes was $7,801,824. This is comprised of notes with a face amount of $9,783,211 less unamortized debt discount of $1,981,387.

Debt discount and other issuance costs associated with the Senior Notes are amortized to interest expense over the remaining life of the Senior Notes. Upon conversion of Senior Notes into Common Stock, unamortized costs relating to the notes converted are charged to interest expense. Total charges to interest for amortization of debt discount and other issuance costs were $256,985 for the three months ended September 30, 2006 and $316,397 for the three months ended September 30, 2005.

During the three months ended September 30, 2006 and 2005, Senior Notes totaling $500 and $197,143, respectively, were converted into 50 and 11,857 shares, respectively, of the Company's Common Stock.

4. Common Stock

During the three months ended September 30, 2006, the Company issued shares of Common Stock under the 2006 Common Stock Agreement for total gross proceeds of $1,803,500.

On September 25, 2006, the Company entered into a Common Stock Purchase Agreement (the “2006-B Common Stock Agreement”) with Steve Illes. Mr. Illes agreed to purchase shares of the Company's Common Stock with an aggregate purchase price not to exceed $15,000,000. Under the 2006-B Common Stock Agreement, the Company has the right at any time to require Mr. Illes to purchase Common Stock from the Company at the lower of: (i) $30.00 per share; or (ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to Mr. Illes of notice of his obligation to purchase. The Company can require Mr. Illes to purchase shares only if the shares have been registered by the Company for resale by Mr. Illes under the Securities Act of 1933, as amended. The agreement also states that no additional shares shall be registered under the 2006 Common Stock Agreement. During any calendar month, Mr. Illes cannot be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $800,000. The 2006-B Common Stock Agreement terminates August 30, 2009. The initial number of shares of Common Stock subject to this agreement is 1,000,000. On October 20, 2006 the Company filed a registration statement under the 1933 Act that included these 1,000,000 shares of Common Stock. The Company has the right in the future, if necessary, to register additional shares for resale by Mr. Illes in order to ensure that a sufficient number of shares are available for purchase by Mr. Illes under the 2006-B Common Stock Agreement. The Company agreed to issue to Mr. Illes 20,000 shares of Common Stock as a due diligence fee in connection with this transaction, and to register these shares for resale by Mr. Illes under the 1933 Act. As of November 14, 2006, no shares have been purchased by Mr. Illes under the 2006-B Common Stock Agreement.

5. Common Stock Warrants

As of September 30, 2006, there were 202,923 Common Stock warrants outstanding, all of which were exercisable at exercise prices ranging from $7 to $20 per share.

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

6. Commitments and Contingencies (Continued)

The Company’s response to the Complaint denied any liability to Swartz and asserted various counterclaims against Swartz that seek money damages and other affirmative relief against Swartz. The Company’s response, among other things, stated that the entire transaction was void and unenforceable because Swartz had failed to register as a broker-dealer under applicable Federal and state securities laws as required in order for Swartz to be engaged in the business of providing equity line products.

On September 20, 2006, the parties agreed to fully settle this litigation. In this regard, the Company agreed to issue to Swartz 33,184 shares of our Common Stock. We also agreed to honor the cashless exercise of warrants by Swartz in 2003 for 6,816 shares of Common Stock. We had previously disputed that Swartz had validly exercised those warrants. We have granted to Swartz certain registration rights in connection with the 33,184 shares. The settlement agreement and release implementing the settlement was signed by the parties on October 12, 2006. The Company had recorded a liability of $270,000 as of June 30 and September 30, 2006 to accrue for the value of the 40,000 shares of Common Stock that were issued in October under the settlement agreement.

7. Subsequent Events

From October 1, 2006 through November 3, 2006, the Company issued an additional 222,472 shares of Common Stock under the 2006 Common Stock Agreement for total gross proceeds of $990,000.

During October 2006, the Company entered into a loan agreement with a financial institution bearing interest at 18% and secured by $470,000 of the Finance Receivables. The Company received $470,000 in proceeds and agreed to make 12 monthly payments of $25,000 followed by 18 monthly payments of $15,000 from the proceeds received from the finance receivables.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Form 10-Q contains certain forward looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “believes,” “expects,” “anticipates,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected, include, for example (i) the ability of the Company to generate sufficient sales to generate operating profits, or to sell products at a profit, (ii) the ability of the Company to raise funds in the future through sales of securities, (iii) whether the Company is able to enter into binding agreements with third parties to assist in product or network development, (iv) the ability of the Company to commercialize its developmental products, or if actually commercialized, to obtain commercial acceptance thereof, (v) the ability of the Company to compete with its competitors to obtain market share, (vi) the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations, including but not limited to Senior Notes, or to fund development and marketing of its products, (vii) the ability of the Company to obtain approval of its pending patent applications or the risk that its technologies would infringe patents owned by others, (viii) the ability of the Company to satisfy its trade obligations included in accounts payable and accrued liabilities, (ix) the ability of the Company to predict or estimate its future quarterly or annual revenues given the developing and unpredictable market for its products and the lack of established revenues, (x) the ability of the Company to retain key customers as a significant portion of its revenues is derived from a limited number of key customers, and (xi) the ability of a key customer to reduce or delay purchasing products from the Company. Although the Company believes that the forward looking statements contained herein are reasonable, it can give no assurance that the Company’s expectations will be met.

Results of Operations Three months ended September 30, 2006

Revenues for the three months ended September 30, 2006 were $2,008,897 compared to $1,363,886 for the corresponding three-month period in the previous fiscal year. This $645,011 or 47% increase was primarily due to an increase in equipment sales of approximately $598,000 and license and transaction fees of approximately $47,000. The increase in equipment sales was due to an increase in sales of approximately $150,000 of energy conservation equipment, approximately $56,000 in sales of business centers, and approximately $482,000 in e-Port vending equipment sales, primarily to MasterCard International in connection with the Philadelphia Coke initiative, offset by a decrease of approximately $90,000 in laundry equipment.

Cost of sales for the period consisted of equipment costs of $1,131,159 and network and transaction related costs of $262,202. The increase in total cost of sales of $344,402 or 33% over the prior year period was due to an increase in equipment costs of approximately $286,000 and network and transaction related costs of approximately $58,000.

Gross profit for the three months ended September 30, 2006 was $615,536, compared to gross profit of $314,927 for the corresponding three-month period in the previous fiscal year. This 95% increase is primarily due to the increased margins on our energy equipment sales due to the reduced costs of producing the equipment overseas.

General and administrative expense of $1,425,868 increased by $318,365 or 29% primarily due to an increase in legal fees of approximately $134,000, an increase in public relations expenses of approximately $74,000, an increase in product development costs of approximately $56,000 and an increase in consultant costs of approximately $44,000.

Compensation expense of $1,921,188 increased by $567,592 or 42% primarily due to an increase in salaries expense of approximately $199,000 due to an increase in the number of employees, an increase in bonus expense of approximately $301,000 due to non-cash charges from common stock and common stock option grants to our executive officers, and an increase in sales commissions of $87,000 due to an increase in equipment sales.

Interest expense of $554,365 decreased by $107,034 or 16% due to a reduction in conversions to senior notes of approximately $197,000 and a reduction in total senior note debt outstanding due to principal repayments.

The quarter ended September 30, 2006 resulted in a net loss of $3,680,314 (approximately $1.0 million of non-cash charges) compared to a net loss of $3,196,872 (approximately $0.7 million of non-cash charges) for the quarter ended September 30, 2005.

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

Liquidity and Capital Resources

For the three months ended September 30, 2006, net cash of $2,998,171 was used by operating activities, primarily due to the net loss of $3,680,314 offset by non-cash charges totaling $1,018,673 for transactions involving the issuance of Common Stock for services, depreciation and amortization of assets, and amortization of debt discount. In addition to these non-cash charges, the Company’s net operating assets decreased by $336,530 primarily due to increases in accounts receivable and inventory offset by a decrease in accounts payable.

Proceeds from financing activities for the three months ended September 30, 2006 provided $1,686,052 of funds, which were necessary to support cash used in operating and investing activities. Net proceeds of $1,803,500 were realized from the issuance of Common Stock, offset by cash used to repay long-term debt ($28,208) and Senior Notes ($111,550).

The Company has incurred losses since inception. Cumulative losses through September 30, 2006 amounted to approximately $134,000,000. The Company has continued to raise capital through equity and debt offerings to fund operations.

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

As of September 30, 2006 the Company had approximately $1,461,000 of cash and cash equivalents on hand.

From October 1 to November 3, 2006 the Company issued 222,472 shares of Common Stock under the 2006 Common Stock Agreement for total gross proceeds of $990,000. As of November 3, 2006, 207,281 registered shares remain issuable under this agreement. The 2006-B Common Stock Agreement referred to below replaced the 2006 Common Stock Agreement and provided that no further shares are to be registered under the 2006 Common Stock Agreement.

On September 25, 2006, the Company entered into the 2006-B Common Stock Agreement with Mr. Illes, as more fully disclosed in the Condensed Consolidated Financial Statements, pursuant to which he agreed to purchase shares with an aggregate purchase price not to exceed $15,000,000.

Funding sources in place to meet the Company's cash requirements for the year ending June 30, 2007 are primarily comprised of approximately $1,461,000 in cash and cash equivalents on hand as of September 30, 2006 and the proceeds that are available under the 2006 and 2006-B Common Stock Agreements referred to above. The Company believes these existing sources will provide sufficient funds to meet its cash requirements through at least June 30, 2007.

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2006. Based on this evaluation, they conclude that the disclosure controls and procedures effectively ensure that the information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls.

There have been no changes during the quarter ended September 30, 2006 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information Item 1. Legal Proceedings

See Note 6 to the accompanying Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2006, the Company issued to Steve Illes 285,818 shares of Common Stock for an aggregate purchase price of $1,803,500 pursuant to the 2006 Common Stock Purchase Agreement dated February 17, 2006, between Mr. Illes and the Company. The offer and sale of the shares were exempt from registration under Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended. Mr. Illes is an accredited investor, made appropriate investment representations, was afforded access to all public filings and all other information that the Company could reasonably obtain. As agreed between Mr. Illes and the Company, the shares issued to Mr. Illes were registered for resale by Mr. Illes under the 1933 Act.

Item 3. Defaults Upon Senior Securities

There were no defaults on any senior securities. However, on August 1, 2006, an additional $391,157 of dividends accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of November 3, 2006 are $8,602,418. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

Item 6. Exhibits

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date:	November 14, 2006	/s/ George R. Jensen, Jr.
George R. Jensen, Jr., Chairman and
Chief Executive Officer

Date:	November 14, 2006	/s/ David M. DeMedio
David M. DeMedio,
Chief Financial Officer