Form 10-Q
period 2006-12-31
USA TECHNOLOGIES INC
filed 2007-02-13
CIK 896429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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

As of February 9, 2007, there were 9,307,924 shares of Common Stock, no par value, outstanding.

		USA Technologies, Inc.
		Table of Contents
			Page
Part I.		Financial Information
Item 1	.	Condensed Financial Statements (Unaudited)
		Consolidated Balance Sheets – December 31, 2006
		and June 30, 2006	3
		Consolidated Statements of Operations – Three and six months
		ended December 31, 2006 and 2005	4
		Consolidated Statement of Shareholders’ Equity – Six months
		ended December 31, 2006	5
		Consolidated Statements of Cash Flows – Six months ended
		December 31, 2006 and 2005	6
		Notes to Consolidated Financial Statements	7
2	.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	12
3	.	Quantitative and Qualitative Disclosures About Market Risk	15
4	.	Controls and Procedures	15

Part II.		Other Information
Item 2	.	Unregistered Sales of Equity Securities and Use of Proceeds	16
5	.	Other Information	16
6	.	Exhibits	18
		Signatures	19

USA Technologies, Inc.
Consolidated Balance Sheets

	December 31,	June 30,
	2006	2006
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$8,464,919	$2,866,801
Accounts receivable, less allowance for uncollectible accounts of approximately $216,000 at December 31, 2006 and
$229,000 at June 30, 2006	1,024,195	1,022,114
Finance receivables	451,734	418,184
Inventory	1,837,295	1,410,812
Prepaid expenses and other current assets	88,905	209,108
Total current assets	11,867,048	5,927,019

Finance receivables, less current portion	343,845	289,389
Property and equipment, net	1,182,727	1,119,304
Intangibles, net	7,740,332	8,358,632
Goodwill	7,663,208	7,663,208
Other assets	61,914	61,914
Total assets	$28,859,074	$23,419,466

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,740,413	$2,448,611
Accrued expenses	1,508,723	2,012,938
Current obligations under long-term debt	266,040	89,917
Convertible Senior Notes	-	851,486
Total current liabilities	4,515,176	5,402,952

Convertible Senior Notes, less current portion	3,961,040	6,805,403
Long-term debt, less current portion	300,650	34,047
Total liabilities	8,776,866	12,242,402

Commitments and contingencies (Note 6)

Shareholders’ equity
Preferred Stock, no par value:
Authorized shares- 1,800,000
Series A Convertible Preferred- Authorized shares- 900,000
issued and outstanding shares- 520,392 as of December
31, 2006 and 521,542 as of June 30, 2006 (liquidation
preference of $13,806,338 at December 31, 2006)	3,686,218	3,694,360
Common Stock, no par value:
Authorized shares- 640,000,000
Issued and outstanding shares- 9,299,719 December 31,
2006 and 6,327,175 at June 30, 2006	155,095,814	138,110,126
Accumulated deficit	(138,699,824)	(130,627,422)
Total shareholders’ equity	20,082,208	11,177,064
Total liabilities and shareholders’ equity	$28,859,074	$23,419,466

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues:
Equipment sales	$1,654,314	$1,666,675	$3,325,121	$2,739,045
License and transaction fees	357,408	291,078	695,498	582,594
Total revenues	2,011,722	1,957,753	4,020,619	3,321,639

Cost of equipment	1,456,779	924,951	2,587,938	1,770,990
Cost of services	270,754	244,919	532,956	447,840
Cost of sales	1,727,533	1,169,871	3,120,894	2,218,830
Gross profit	284,189	787,882	899,725	1,102,809

Operating expenses:
General and administrative	1,515,849	1,136,470	2,941,718	2,239,773
Compensation	1,943,325	1,435,568	3,864,513	2,793,364
Depreciation and amortization	429,524	421,981	856,496	831,774
Total operating expenses	3,888,698	2,994,019	7,662,727	5,864,911
Operating loss	(3,604,509)	(2,206,137)	(6,763,002)	(4,762,102)

Other expense:
Interest income	26,568	16,288	59,112	36,781
Interest expense:
Coupon or stated rate	(298,811)	(358,459)	(596,191)	(703,462)
Non-cash interest and amortization
of debt discount	(500,336)	(315,783)	(757,321)	(632,180)
Total interest expense	(799,147)	(674,242)	(1,353,512)	(1,335,642)
Total other expense	(772,579)	(657,954)	(1,294,400)	(1,298,861)
Net loss	(4,377,088)	(2,864,091)	(8,057,402)	(6,060,963)
Cumulative preferred dividends	-	-	(391,157)	(392,057)
Loss applicable to common shares	$(4,377,088)	$(2,864,091)	$(8,448,559)	$(6,453,020)

Loss per common share (basic and
diluted)	$(0.60)	$(0.61)	$(1.23)	$(1.42)

Weighted average number of common
shares outstanding (basic and diluted)	7,248,300	4,710,351	6,849,926	4,559,167

See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A
	Convertible
	Preferred	Common	Accumulated
	Stock	Stock	Deficit	Total
Balance, June 30, 2006	$3,694,360	$138,110,126	$(130,627,422)	$11,177,064
Issuance of 1,514,332 shares of Common
Stock to an accredited investor at varying
prices per share, less issuance costs of
$53,226	-	8,022,168	-	8,022,168
Issuance of 1,400,000 shares of Common
Stock to an accredited investor at $6.00
per share and 700,000 warrants exercisable
at $6.40 per share, less issuance costs of $542,801	-	7,857,199	-	7,857,199
Conversion of 1,150 shares of Preferred
Stock to 11 shares of Common Stock	(8,142)	8,142	-	-
Conversion of $15,000 of cumulative
preferred dividends into 15 shares of
Common Stock at $1,000 per share	-	15,000	(15,000)	-
Issuance of 50 shares of Common Stock
from the conversion of Senior Notes	-	500	-	500
Issuance of 42,536 shares of Common
Stock to settle legal disputes	-	288,000	-	288,000
Issuance of 15,600 shares of Common
Stock under the 2006-A Stock
Compensation Plan		98,078		98,078
Charges incurred in connection with the
issuance of Common Stock for employee
compensation	-	507,917	-	507,917
Charges incurred in connection with stock
options	-	188,684	-	188,684
Net loss	-	-	(8,057,402)	(8,057,402)
Balance, December 31, 2006	$3,686,218	$155,095,814	$(138,699,824)	$20,082,208

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended
	December 31,
	2006	2005
Operating activities
Net loss	$(8,057,402)	$(6,060,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Charges incurred in connection with the issuance of Common
Stock for employee compensation	605,995	9,280
Charges incurred in connection with stock options	188,684	7,022
Non-cash interest and amortization of debt discount	757,321	632,180
Charges incurred in connection with the issuance of Common
Stock for legal settlements	288,000	-
Gain on repayment of Senior Notes	(42,073)	-
Bad debt expense	51,322	(12,329)
Amortization	618,300	618,300
Depreciation	238,196	213,474
Changes in operating assets and liabilities:
Accounts receivable	(53,403)	(678,087)
Finance receivables	(88,006)	41,314
Inventory	(426,483)	349,320
Prepaid expenses and other assets	120,203	112,437
Accounts payable	291,802	(498,967)
Accrued expenses	(504,215)	(38,534)
Net cash used in operating activities	(6,011,759)	(5,305,553)

Investing activities
Purchase of property and equipment	(301,619)	(449,531)
Net cash used in investing activities	(301,619)	(449,531)

Financing activities
Net proceeds from the issuance of Common Stock and exercise of
Common Stock Warrants	15,879,367	6,420,340
Collection of subscriptions receivable	-	35,723
Proceeds from the issuance of Senior Notes	-	1,297,801
Repayment of Senior Notes	(4,410,598)	-
Net proceeds from (repayment of) long-term debt	442,727	(14,945)
Net cash provided by financing activities	11,911,496	7,738,919

Net increase in cash and cash equivalents	5,598,118	1,983,835
Cash and cash equivalents at beginning of period	2,866,801	2,097,881
Cash and cash equivalents at end of period	$8,464,919	$4,081,716

Supplemental disclosures of cash flow information:
Cash paid for interest	$597,097	$697,714
Conversion of Senior Notes to Common Stock	$500	$259,135
Conversion of Convertible Preferred Stock to Common Stock	$8,142	$7,788
Conversion of Convertible Preferred Dividends to Common
Stock	$15,000	$17,320
Common Stock Issued to Settle Lawsuits	$288,000	$-
Beneficial conversion feature related to Senior Notes	$-	$46,322

See accompanying notes.

1. Accounting Policies

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2006. In the opinion of management, all adjustments considered necessary, consisting of normal recurring adjustments, have been included. Operating results for the six-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. The balance sheet at June 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Income Taxes

No provision for income taxes has been made in the six months ended December 31, 2006 and 2005 given the Company’s losses in 2006 and 2005 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

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

Shared-Based Payment

On July 1, 2005, the Company adopted FAS123(R) “Share-Based Payment” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. There were no common stock options granted during the quarter ended December 31, 2006. The Company recorded stock compensation expense of $605,995 related to Common Stock grants and vesting of shares previously granted to employees and $188,684 related to the vesting of Common Stock options during the quarter ended December 31, 2006.

1. Accounting Policies (continued)

Recent Pronouncements

On December 21, 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position EITF 00-19-2 (“FSP EITF 00-19-2”). This FSP addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP was effective on December 21, 2006 for new arrangements. For registration payment arrangements entered into prior to the issuance of this FSP, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company elected to adopt FSP EITF 00-19-2 early, on December 21, 2006. See Note 4.

2. Accrued Expenses

Accrued expenses consist of the following:

	December 31	June 30
	2006	2006
	(unaudited)
Accrued compensation and related sales commissions	$236,005	$384,256
Accrued interest	391,691	381,240
Accrued professional fees	90,466	162,051
Accrued taxes and filing fees	104,818	100,573
Advanced customer billings	97,250	109,007
Accrued legal fees	33,094	270,000
Accrued other	555,399	605,811
	$1,508,723	$2,012,938

3. Senior Notes and Long-term Debt

As of December 31, 2006, the outstanding balance of Senior Notes was $3,961,040. This is comprised of notes with a face amount of $5,442,091 less unamortized debt discount of $1,481,051.

Debt discount and other issuance costs associated with the Senior Notes are amortized to interest expense over the remaining life of the Senior Notes. Upon conversion of Senior Notes into Common Stock, unamortized costs relating to the notes converted are charged to interest expense. Total charges to interest for amortization of debt discount and other issuance costs were $500,336 and $757,321 for the three and six months ended December 31, 2006, respectively, and $315,783 and $632,180 for the three and six months ended December 31, 2005, respectively.

During the six months ended December 31, 2006 and 2005, Senior Notes totaling $500 and $259,135, respectively, were converted into 50 and 1,841,354 shares, respectively, of the Company's Common Stock.

3. Senior Notes and Long-term Debt (continued)

In December 2006, and as permitted under the terms thereof, the Company prepaid a total of $4,341,121 of Convertible Senior Notes. These Convertible Senior Notes consisted of all the $983,327 principal amount of outstanding 10% Convertible Senior Notes due June 30, 2007, all the $2,962,516 principal amount of outstanding 12% Convertible Senior Notes due December 31, 2007, and $395,278 principal amount of 10% Convertible Senior Notes due December 31, 2008. During the six months ended December 31, 2006, the Company also repaid $11,550 and $100,000 principal amount of 10% Convertible Senior Notes due December 31, 2008 and 2010, respectively. The Company recognized a gain on the early repayment of the December 31, 2008 and 2010 Senior Notes totaling $42,073.

During October 2006, the Company entered into a loan agreement with a financial institution bearing interest at 18% and collaterized by $470,000 of the Finance Receivables. The Company received $470,000 in proceeds and agreed to make 12 monthly payments of $25,000 followed by 18 monthly payments of $15,000, which include interest and principal, from the proceeds received from the Finance Receivables. As of December 31, 2006, $239,291 and $199,975 of the current and long-term Finance Receivables, respectively, are collateral for the outstanding balance of the loan, of which $221,549 and $212,172 is current and long-term debt, respectively.

4. Common Stock

During the six months ended December 31, 2006, the Company issued 715,571 shares of Common Stock under the 2006 Common Stock Agreement between Mr. Illes and the Company dated February 17, 2006 (the “2006 Common Stock Agreement”) for total gross proceeds of $3,794,651.

On September 25, 2006, the Company entered into a new Common Stock Purchase Agreement (the “2006-B Common Stock Agreement”) with Steve Illes. Mr. Illes agreed to purchase shares of the Company's Common Stock with an aggregate purchase price not to exceed $15,000,000. Under the 2006-B Common Stock Agreement, the Company has the right at any time to require Mr. Illes to purchase Common Stock from the Company at the lower of: (i) $30.00 per share; or (ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to Mr. Illes of notice of his obligation to purchase. The Company can require Mr. Illes to purchase shares only if the shares have been registered by the Company for resale by Mr. Illes under the Securities Act of 1933, as amended. The agreement also states that no additional shares shall be registered under the existing 2006 Common Stock Agreement. During any calendar month, Mr. Illes cannot be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $800,000. The 2006-B Common Stock Agreement terminates August 30, 2009. The initial number of shares of Common Stock subject to this agreement is 1,500,000. The Company registered 1,500,000 shares effective December 21, 2006. The Company has the right in the future, if necessary, to register additional shares for resale by Mr. Illes in order to ensure that a sufficient number of shares are available for purchase by Mr. Illes under the 2006-B Common Stock Agreement. The Company agreed to issue to Mr. Illes

4. Common Stock (continued)

20,000 shares of Common Stock as a due diligence fee in connection with this transaction, and to register these shares for resale by Mr. Illes under the 1933 Act. During the six months ended December 31, 2006, the Company issued 798,761 shares of Common Stock, including the 20,000 shares as a due diligence fee, under the 2006-B Common Stock Agreement for total gross proceeds of $4,280,743. The Company incurred issuance costs of $53,226 during the six months ended December 31, 2006 in connection with this agreement.

On December 15, 2006, the Company entered into stock purchase agreements (the “Agreements”) with certain investors (“Buyers”). Pursuant to the Agreements, the Company agreed to sell to the Buyers 1,400,000 shares of the Company’s Common Stock (the “Shares”) at a price of $6.00 per share, for gross proceeds of $8,400,000. The Company also agreed to issue to the Buyers warrants to purchase up to 700,000 common shares at an exercise price of $6.40 per share exercisable at any time through December 31, 2011 (the “Warrants”). The fair value of these warrants was estimated to be $2,778,300 using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 0.695, risk free interest rate of 4.76%, and an expected life of five years. The closing under the Agreements occurred on December 20, 2006. William Blair & Co., LLC (“Blair”) acted as the exclusive placement agent for the private placement. As compensation for its services, the Company paid Blair cash compensation of $542,801 and issued warrants to purchase up to 11,454 Common Shares at $6.60 per share at any time through December 31, 2011. Pursuant to the Agreements, the Company agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the Shares and of the Shares underlying the Warrants within thirty days from the date of the Agreements. The Company registered the 1,400,000 shares and 711,454 warrants effective February 13, 2007. In the event that the registration statement was not declared effective by the SEC within ninety (90) days from the date of the Agreements, the Company would have been required to pay to the Buyers a cash payment equal to one percent (1%) of the aggregate subscription price paid by the Buyers for each month beyond such ninety (90) day period that the registration statement was not effective. The maximum aggregate penalty payable to the Buyers was twelve percent (12%) of the aggregate subscription price paid by the Buyers, or $1,008,000. In accordance with FSP EITF 00-19-2, the Company determined that the likelihood of being required to remit any payments was not probable and thus did not record a liability related to this contingent payment arrangement.

5. Common Stock Warrants

As of December 31, 2006, there were 913,923 Common Stock warrants outstanding, all of which were exercisable at exercise prices ranging from $6.40 to $125 per share.

6. Commitments and Contingencies

Various legal actions and claims occurring in the normal course of business are pending or may be instituted or asserted in the future against the Company. The Company does not believe that the resolution of these matters will have a material effect on the financial position or results of operations of the Company.

As previously disclosed, on September 20, 2006, the Company and Swartz Private Equity, LLC, agreed to fully settle the litigation between them by the issuance by the Company to Swartz of 40,000 shares of our Common Stock. The settlement agreement and release implementing the settlement was signed by the parties on October 12, 2006. The Company had recorded a liability of $270,000 as of June 30, 2006 to accrue for the value of the 40,000 shares of Common Stock that were issued in October under the settlement agreement.

The Company also issued 2,536 shares of Common Stock to a former employee totaling $18,000 relating to the settlement of litigation.

7. Subsequent Events

From January 1, 2007 through January 26, 2007, the Company issued an additional 8,205 shares of Common Stock under the 2006-B Common Stock Agreement for total gross proceeds of $48,000.

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

Results of Operations

Three months ended December 31, 2006

Revenues for the three months ended December 31, 2006 were $2,011,722 compared to $1,957,753 for the corresponding three-month period in the previous fiscal year. This $53,969 or 3% increase was due to an increase in license and transaction fees of $66,330, which was offset by a decrease in equipment sales of $12,361. The decrease in equipment sales was due to a decrease in sales of approximately $522,000 of energy conservation equipment, approximately $17,000 in sales of business centers, and approximately $16,000 in laundry equipment, offset by an increase of approximately $558,000 in e-Port vending equipment sales, primarily to Mastercard International.

Cost of sales for the period consisted of equipment costs of $1,456,779 and network and transaction related costs of $270,754. The increase in total cost of sales of $557,662 or 48% over the prior year period was due to an increase in equipment costs of approximately $532,000 and network and transaction related costs of approximately $26,000. The increase in equipment costs was due to the change in sales mixture that consisted of an increase in higher cost e-Port equipment, as compared to the cost of our energy conservation equipment.

Gross profit for the three months ended December 31, 2006 was $284,189, compared to a gross profit of $787,882 for the corresponding three-month period in the previous fiscal year. This 64% decrease is primarily due to the change in equipment sales mixture that consisted of an increase in sales of e-Ports at or near cost along with a decrease in our higher margin energy conservation equipment sales.

General and administrative expense of $1,515,849 increased by $379,379 or 33% primarily due to an increase in legal fees of approximately $32,000, an increase in outside service expenses of approximately $150,000, an increase in product development costs of approximately $79,000 and an increase in consultant costs of approximately $212,000, offset by a decrease in public relations expense of approximately $48,000 and a decrease in royalty expense of approximately $59,000.

Compensation expense of $1,943,325 increased by $507,757 or 35% primarily due to an increase in salaries expense of approximately $271,000 due to an increase in the number of employees, an increase in bonus expense of approximately $299,000 due to non-cash charges from common stock and common stock option grants to our executive officers, offset by a decrease in sales commissions of approximately $35,000 due to a decrease in energy equipment sales and a new commission plan.

Interest expense of $799,147 increased by $124,905 or 19% primarily due to the recognition of the remaining unamortized debt discount on the $4,341,121 of convertible Senior Notes that were repaid early in December 2006.

The quarter ended December 31, 2006 resulted in a net loss of $4,377,088 (approximately $1.7 million of non-cash charges) compared to a net loss of $2,864,091 (approximately $0.7 million of non-cash charges) for the quarter ended December 31, 2005.

Six months ended December 31, 2006

Revenues for the six months ended December 31, 2006 were $4,020,619 compared to $3,321,639 for the corresponding six-month period in the previous fiscal year. This $698,980 or 21% increase was primarily due to an increase in equipment sales of $586,076 and license and transaction fees of $112,904. The increase in equipment sales was due to an increase in sales of approximately $1,040,000 of e-Port vending equipment sales and approximately $39,000 in business center sales, offset by decreases of approximately $372,000 in energy conservation equipment, approximately $106,000 in laundry equipment sales and approximately $15,000 in other equipment sales.

Cost of sales for the period consisted of equipment costs of $2,587,938 and network and transaction related costs of $532,956. The increase in cost of sales of $902,064 or 41% over the prior year period was due to an increase in equipment costs of approximately $817,000 and an increase of approximately $85,000 of network and transaction related costs. The increase in equipment costs is due to the increase in equipment sales, specifically, the increase in equipment costs was due to the change in sales mixture that consisted of an increase in our higher cost e-Port equipment, as compared to the cost of our energy conservation equipment.

Gross profit for the six months ended December 31, 2006 was $899,725 compared to gross profit of $1,102,809 for the corresponding six-month period in the previous fiscal year. This 18% decrease is primarily due to the change in equipment sales mixture that consisted of an increase in sales of e-Ports at or near cost along with a decrease in our higher margin energy Miser sales. General and administrative expense of $2,941,718, increased by $701,945 or 31% primarily due to an increase in legal fees of approximately $166,000, an increase in consulting fees of approximately $380,000, and an increase of approximately $135,000 in product development costs.

Compensation expense of $3,864,513 increased by $1,071,149 or 38%, primarily due to an increase in salaries and benefits expense of approximately $430,000 related to the increase in the number of employees and an increase in bonus expense of approximately $600,000 due to non-cash charges from common stock and common stock option grants to our executive officers.

The six-month period ended December 31, 2006 resulted in a net loss of $8,057,402 (approximately $2.7 million of non-cash charges) compared to a net loss of $6,060,963 (approximately $1.5 million of non-cash charges) for the six-month period ended December 31, 2005.

Liquidity and Capital Resources

For the six months ended December 31, 2006, net cash of $6,011,759 was used by operating activities, primarily due to the net loss of $8,057,402 offset by non-cash charges totaling $2,705,745 for transactions involving the issuance of Common Stock and Common Stock Options for compensation, the issuance of Common Stock for legal settlements, the gain on repayment of Senior Notes, bad debt expense, depreciation and amortization of assets, and amortization of debt discount. In addition to these non-cash charges, the Company’s net operating assets increased by $660,102 primarily due the increases in finance receivables and inventory, along with a decrease in accrued expenses, offset by a decrease in prepaid expenses and an increase in accounts payable.

Proceeds from financing activities for the six months ended December 31, 2006 provided $11,911,496 of funds, which were necessary to support cash used in operating and investing activities. Net proceeds of $15,879,367 were realized from the issuance of Common Stock and $470,000 of proceeds from a loan agreement, offset by cash used to repay long-term debt ($27,273) and Senior Notes less discount ($4,410,598).

The Company has incurred losses since inception. Cumulative losses through December 31, 2006 amounted to approximately $136,000,000. The Company has continued to raise capital through equity and debt offerings to fund operations.

During the year ended June 30, 2006, cash used in operating activities was approximately $925,000 per month. Using the prior fiscal year as a basis for estimating cash requirements for the year ending June 30, 2007 (which assumes a static level of revenues), cash requirements for the fiscal year 2007, including requirements for capital expenditures and repayments of long term debt, would be approximately $11,600,000.

As of December 31, 2006 the Company had approximately $8,465,000 of cash and cash equivalents on hand.

On September 25, 2006, the Company entered into the 2006-B Common Stock Agreement with Mr. Illes, as more fully disclosed in the Condensed Consolidated Financial Statements, pursuant to which he agreed to purchase shares with an aggregate purchase price not to exceed $15,000,000. Of the $15,000,000, $4,328,743 in gross proceeds have been received through January 26, 2007 ($4,280,743 of which was sold on or before December 31, 2006), leaving $10,671,257 of available funds through the expiration date of the agreement on August 30, 2009

Funding sources in place to meet the Company's cash requirements for the year ending June 30, 2007 are primarily comprised of approximately $8,465,000 in cash and cash equivalents on hand as of December 31, 2006 and the proceeds that are available from Mr. Illes under the 2006-B Common Stock Agreement referred to above. The Company believes these existing sources will provide sufficient funds to meet its cash requirements through at least June 30, 2007.

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2006. Based on this evaluation, they conclude that the disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls.

There have been no changes during the quarter ended December 31, 2006 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2006, the Company issued to Steve Illes 429,753 shares of Common Stock under the 2006 Common Stock Purchase Agreement and 798,761 shares of Common Stock under the 2006-B Common Stock Purchase Agreement for an aggregate purchase price of $6,271,894. The offer and sale of the shares were exempt from registration under Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended. Mr. Illes is an accredited investor, made appropriate investment representations, was afforded access to all public filings and all other information that the Company could reasonably obtain. As agreed between Mr. Illes and the Company, the shares issued to Mr. Illes were registered for resale by Mr. Illes under the 1933 Act.

During September 2006, the Company agreed to settle a legal action brought against the Company by a former employee. As part of the settlement, during October 2006, the Company issued to the former employee 2,536 shares valued at $7.10 per share. The Company agreed to register these shares for resale through October 12, 2007. The offer and sale of the shares was exempt from registration under Section 4(2) of the Act.

During September 2006, the Company settled its pending litigation with Swartz Private Equity, LLC. In full settlement of the litigation, during October 2006, the Company issued to Swartz an aggregate of 40,000 shares of Common Stock. Of these shares, 6,816 shares were attributable to the cashless exercise by Swartz in May and June 2003 of warrants, and the balance of 33,184 shares were newly issued shares. Under the settlement agreement, the Company has agreed to register for resale the 33,184 shares through October 12, 2007. The issuance of the shares to Swartz by the Company was exempt from registration under Rule 506 promulgated under Section 4(2) of the Act.

Item 5. Other Information

On February 12, 2007, upon recommendation of the Compensation Committee of the Board of Directors of the Company, the Board adopted the Long-Term Equity Incentive Program (the “Program”) for each of George R. Jensen, Jr., Stephen P. Herbert, and David M. DeMedio. The Program is intended to ensure continuity of the Company’s executive management, to encourage stock ownership by such persons, and to align the interests of executive management with those of the shareholders.

Pursuant to the Program, each executive would be awarded shares of the Company’s Common Stock if the Company achieves certain target goals relating to revenues, gross profit, and EBITDA (earnings before interest, taxes, depreciation, and amortization) of the Company during each of the fiscal years ending June 30, 2007, June 30, 2008 and June 30, 2009.

During each such fiscal year, the number of eligible shares to be awarded to the executive is based upon the following weightings: 40% of eligible shares are determined by revenues; 30% of eligible shares are determined by gross profit; and 30% of eligible shares are determined by EBITDA.

If the target goals for revenues, gross profit, and EBITDA are achieved by the Company during the applicable fiscal year, the executive officers would be awarded the following number of shares:

	Fiscal Year Ended
		June 30,
	2007	2008	2009

George R. Jensen, Jr.	178,570	178,570	178,570
Stephen P. Herbert	53,713	53,713	53,714
David M. DeMedio	21,663	21,663	21,664

The target goals for each fiscal year are referred to in the minutes of the Compensation Committee.

If the actual revenues, gross profit, or EBITDA for a particular fiscal year exceeds the target goals, each executive would be awarded an additional pro rata portion of the eligible shares, up to an amount no greater than 125% of the number of eligible shares. If the actual revenues, gross profit, or EBITDA for a particular fiscal year is less than the target goals, each executive would be awarded a lesser pro rata portion of the number of eligible shares. If minimum target goals for revenues, gross profit, or EBITDA for a particular fiscal year are not achieved, no eligible shares would be awarded to each executive.

The Board also set the date for the Company’s 2007 Annual Meeting of Shareholders at 10:00 a.m., on Friday, May 11, 2007, at the Chester Valley Golf Club, 430 Swedesford Road, Malvern, Pennsylvania.

Item 6. Exhibits

10.1	Amendment to Agreement of Lease between BMR-Spring Mill Drive, L.P., as landlord, and the Company, as tenant, dated January 15, 2007.

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date: February 13, 2007	/s/ George R. Jensen, Jr.
George R. Jensen, Jr., Chairman and
Chief Executive Officer

Date: February 13, 2007	/s/ David M. DeMedio
David M. DeMedio,
Chief Financial Officer