Form 10-Q
period 2007-03-31
USA TECHNOLOGIES INC
filed 2007-05-15
CIK 896429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

As of May 14, 2007, there were 11,590,192 shares of Common Stock, no par value, outstanding.

	USA Technologies, Inc.
	Table of Contents
		Page
Part I.	Financial Information
Item 1.	Condensed Financial Statements (Unaudited)
	Consolidated Balance Sheets – March 31, 2007
	and June 30, 2006	3
	Consolidated Statements of Operations – Three and nine months
	ended March 31, 2007 and 2006	4
	Consolidated Statement of Shareholders’ Equity – Nine months
	ended March 31, 2007	5
	Consolidated Statements of Cash Flows – Nine months ended
	March 31, 2007 and 2006	6
	Notes to Consolidated Financial Statements	7
2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	18
3.	Quantitative and Qualitative Disclosures About Market Risk	22
4.	Controls and Procedures	22

Part II.	Other Information
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
3.	Defaults Upon Senior Securities	24
5.	Other Events	24
6.	Exhibits	25
	Signatures	26

USA Technologies, Inc.
Consolidated Balance Sheets

	March 31,	June 30,
	2007	2006
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$5,700,026	$2,866,801
Available-for-sale securities	7,000,000	-
Accounts receivable, less allowance for uncollectible accounts of approximately $190,000 at March 31, 2007 and $229,000
at June 30, 2006	2,669,956	1,022,114
Finance receivables	361,623	418,184
Inventory	1,948,916	1,410,812
Subscription receivable	340,000	-
Prepaid expenses and other current assets	163,938	209,108
Total current assets	18,184,459	5,927,019

Finance receivables, less current portion	337,464	289,389
Property and equipment, net	1,532,611	1,119,304
Intangibles, net	7,431,182	8,358,632
Goodwill	7,663,208	7,663,208
Other assets	61,914	61,914
Total assets	$35,210,838	$23,419,466

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,315,857	$2,448,611
Accrued expenses	1,724,293	2,012,938
Current obligations under long-term debt	432,319	89,917
Convertible senior notes	-	851,486
Total current liabilities	4,472,469	5,402,952

Convertible senior notes, less current portion	2,509,945	6,805,403
Long-term debt, less current portion	420,667	34,047
Total liabilities	7,403,081	12,242,402

Commitments and contingencies (Note 6)

Shareholders’ equity
Preferred stock, no par value:
Authorized shares- 1,800,000
Series A convertible preferred- authorized shares- 900,000
issued and outstanding shares- 520,392 as of March 31,
2007 and 521,542 as of June 30, 2006 (liquidation
preference of $14,196,632 at March 31, 2007)	3,686,218	3,694,360
Common stock, no par value:
Authorized shares- 640,000,000
Issued and outstanding shares- 11,233,581 as of March 31,
2007 and 6,327,175 as of June 30, 2006	166,940,821	138,110,126
Accumulated deficit	(142,819,282)	(130,627,422)
Total shareholders’ equity	27,807,757	11,177,064
Total liabilities and shareholders’ equity	$35,210,838	$23,419,466

See accompanying notes.

	USA Technologies, Inc.
	Consolidated Statements of Operations
	(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues:
Equipment sales	$2,279,452	$1,285,138	$5,604,573	$4,024,183
License and transaction fees	410,962	333,638	1,106,460	916,231
Total revenues	2,690,414	1,618,776	6,711,033	4,940,414

Cost of equipment	2,022,159	718,687	4,610,096	2,489,205
Cost of services	350,315	212,340	883,272	660,651
Cost of sales	2,372,474	931,027	5,493,368	3,149,856
Gross profit	317,940	687,749	1,217,665	1,790,558

Operating expenses:
General and administrative	1,292,267	1,421,333	4,233,885	3,661,107
Compensation	2,308,277	1,566,573	6,172,890	4,359,936
Depreciation and amortization	428,275	437,642	1,284,771	1,269,416
Total operating expenses	4,028,819	3,425,548	11,691,546	9,290,459
Operating loss	(3,710,879)	(2,737,799)	(10,473,881)	(7,499,901)

Other expense:
Interest income	105,705	34,080	164,817	70,861
Interest expense:
Coupon or stated rate	(175,288)	(357,868)	(771,479)	(1,061,330)
Non-cash interest and amortization
of debt discount	(338,996)	(252,281)	(1,096,317)	(884,460)
Total interest expense	(514,284)	(610,149)	(1,867,796)	(1,945,790)
Total other expense	(408,579)	(576,069)	(1,702,979)	(1,874,929)
Net loss	(4,119,458)	(3,313,868)	(12,176,860)	(9,374,830)
Cumulative preferred dividends	(390,294)	(391,232)	(781,451)	(783,289)
Loss applicable to common shares	$(4,509,752)	$(3,705,100)	$(12,958,311)	$(10,158,119)

Loss per common share (basic and
diluted)	$(0.45)	$(0.74)	$(1.65)	$(2.15)

Weighted average number of common
shares outstanding (basic and diluted)	9,652,693	5,027,952	7,770,543	4,714,494

See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A
	Convertible
	Preferred	Common	Accumulated
	Stock	Stock	Deficit	Total
Balance, June 30, 2006	$3,694,360	$138,110,126	$(130,627,422)	$11,177,064
Issuance of 1,769,827 shares of common
stock to an accredited investor at varying
prices per share, less issuance costs of
$75,261	-	9,573,133	-	9,573,133
Issuance of 1,400,000 shares of common
stock to an accredited investor at $6.00
per share and 700,017 warrants
exercisable at $6.40 per share, less
issuance costs of $542,801	-	7,857,199	-	7,857,199
Issuance of 1,666,667 shares of common
stock to an accredited investor at $6.00
per share and 833,333 warrants
exercisable at $6.40 per share, less
issuance costs of $100,150	-	9,899,850	-	9,899,850
Conversion of 1,150 shares of preferred
stock to 11 shares of common stock	(8,142)	8,142	-	-
Conversion of $15,000 of cumulative
preferred dividends into 15 shares of
common stock at $1,000 per share	-	15,000	(15,000)	-
Issuance of 50 shares of common stock
from the conversion of senior notes	-	500	-	500
Issuance of 42,536 shares of common stock
to settle legal disputes	-	288,000	-	288,000
Retirement of 1,300 shares of common
stock	-	(23,000)	-	(23,000)
Issuance of 16,587 shares of common stock
under the 2006-A stock compensation
plan		104,345		104,345
Issuance of 12,013 shares of common stock
under the 2007-A stock compensation
plan	-	74,135	-	74,135
Charges incurred in connection with the
issuance of common stock for employee
compensation	-	750,363	-	750,363
Charges incurred in connection with stock
options	-	283,028	-	283,028
Net loss	-	-	(12,176,860)	(12,176,860)
Balance, March 31, 2007	$3,686,218	$166,940,821	$(142,819,282)	$27,807,757

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended
	March 31,
	2007	2006
Operating activities
Net loss	$(12,176,860)	$(9,374,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Charges incurred in connection with the issuance of common stock for
employee compensation	928,843	12,640
Charges incurred in connection with stock options	283,028	10,533
Non-cash interest and amortization of debt discount	1,096,317	884,460
Charges incurred in connection with the issuance of common stock for
legal settlements	288,000	-
Gain on repayment of senior notes	(44,285)	-
Bad debt expense	45,327	43,284
Amortization	927,450	927,450
Depreciation	357,321	341,966
Changes in operating assets and liabilities:
Accounts receivable	(1,693,169)	(601,087)
Finance receivables	8,486	(32,195)
Inventory	(538,104)	346,208
Prepaid expenses and other assets	41,935	78,600
Accounts payable	(132,754)	(745,314)
Accrued expenses	(288,645)	152,723
Net cash used in operating activities	(10,897,110)	(7,955,562)

Investing activities
Purchase of property and equipment	(334,454)	(650,110)
Purchase of available-for-sale securities	(7,000,000)	-
Net cash used in investing activities	(7,334,454)	(650,110)

Financing activities
Net proceeds from the issuance of common stock and exercise of common
stock warrants	26,967,182	7,683,607
Collection of subscriptions receivable	3,234	35,723
Proceeds from the issuance of senior notes	-	1,314,944
Repayment of senior notes	(6,198,476)	(972,405)
Net proceeds from (repayment of) long-term debt	292,849	(91,023)
Net cash provided by financing activities	21,064,789	7,970,846

Net increase in cash and cash equivalents	2,833,225	(634,826)
Cash and cash equivalents at beginning of period	2,866,801	2,097,881
Cash and cash equivalents at end of period	$5,700,026	$1,463,055

Supplemental disclosures of cash flow information:
Cash paid for interest	$899,272	$1,064,904
Conversion of senior notes to common stock	$500	$284,135
Conversion of convertible preferred stock to common stock	$8,142	$8,496
Conversion of convertible preferred dividends to common stock	$15,000	$18,320
Equipment and software under capital leases	$436,173	$-
Subscription receivable	$340,000	$-
Common stock issued to settle lawsuits	$288,000	$-
Beneficial conversion feature related to senior notes	$-	$123,322

See accompanying notes.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1. Accounting Policies

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2006. In the opinion of management, all adjustments considered necessary, consisting of normal recurring adjustments, have been included. Operating results for the nine-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. The balance sheet at June 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1. Accounting Policies (Continued)

Available-for-sale Securities

The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classifications of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of shareholders' equity in accumulated other comprehensive income (loss). If the investment sustains an other-than-temporary decline in fair value, the investment is written down to its fair value by a charge to earnings. As of March 31, 2007, Available-for-sales securities consisted of auction market securities. There was no unrealized gain (loss) as of March 31, 2007.

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

Income Taxes

No provision for income taxes has been made in the nine months ended March 31, 2007 and 2006 given the Company’s losses in 2006 and 2005 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations (i.e. IRS Code Section 382).

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1. Accounting Policies (Continued)

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

Shared-Based Payment

On July 1, 2005, the Company adopted FAS123(R) “Share-Based Payment” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. There were no common stock options granted during the quarter ended March 31, 2007. The Company recorded stock compensation expense of $928,843 related to Common Stock grants and vesting of shares previously granted to employees and $283,028 related to the vesting of Common Stock options during the nine months ended March 31, 2007.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. Accrued Expenses

Accrued expenses consist of the following:

	March 31	June 30
	2007	2006
	(unaudited)
Accrued compensation and related sales commissions	$457,525	$384,256
Accrued interest	263,898	381,240
Accrued professional fees	120,466	162,051
Accrued taxes and filing fees	134,343	100,573
Advanced customer billings	106,384	109,007
Accrued legal fees	54,527	270,000
Accrued other	587,150	605,811
	$1,724,293	$2,012,938

3. Senior Notes and Long-term Debt

As of March 31, 2007, the outstanding balance of Senior Notes was $2,509,945. This is comprised of notes with a face amount of $3,652,000 less unamortized debt discount of $1,142,055.

Debt discount and other issuance costs associated with the Senior Notes are amortized to interest expense over the remaining life of the Senior Notes. Upon conversion of Senior Notes into Common Stock, unamortized costs relating to the notes converted are charged to interest expense. Total charges to interest for amortization of debt discount and other issuance costs were $338,996 and $1,096,317 for the three and nine months ended March 31, 2007, respectively, and $252,281 and $884,460 for the three and nine months ended March 31, 2006, respectively.

During the nine months ended March 31, 2007 and 2006, Senior Notes totaling $500 and $284,135, respectively, were converted into 50 and 20,913 shares, respectively, of the Company's Common Stock.

In March 2007, and as permitted under the terms thereof, the Company repaid a total of $1,645,841 of Convertible Senior Notes. These Convertible Senior Notes consisted of all the $91,333 principal amount of outstanding 10% Convertible Senior Notes due December 31, 2008 and all the $1,554,508 principal amount of outstanding 12% Convertible Senior Notes due December 31, 2008. During the nine months ended March 31, 2007, the Company also repaid $360,800 and $200,000 principal amounts of 12% and 10% Convertible Senior Notes due December 31, 2008 and 2010, respectively. The Company recognized a gain on the early repayment of the December 31, 2008 and 2010 Senior Notes totaling $44,285.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

3. Senior Notes and Long-term Debt (continued)

In December 2006, and as permitted under the terms thereof, the Company repaid a total of $4,341,121 of Convertible Senior Notes. These Convertible Senior Notes consisted of all the $983,327 principal amount of outstanding 10% Convertible Senior Notes due June 30, 2007, all the $2,962,516 principal amount of outstanding 12% Convertible Senior Notes due December 31, 2007, and $395,278 principal amount of 10% Convertible Senior Notes due December 31, 2008.

Long-term debt consists of the following:
	March 31	June 30
	2007	2006
	(unaudited)

Software licensing and other	$416,813	$123,964
Capital lease obligations	436,173	-
	852,986	123,964
Less current portion	432,319	89,917
Long-term debt	$420,667	$34,057

During March 2007, the Company entered into a capital lease agreement in connection with software licensing for approximately $290,000, due in sixteen equal monthly payments of $17,769 through July 2008 followed by two equal monthly payments of $19,787 through September 2008 at an interest rate of 14.27% .

During March 2007, the Company entered into a capital lease agreement in connection with office equipment for approximately $146,000, due in sixty equal monthly payments of $2,965 through March 2012 at an interest rate of 7.83% .

During October 2006, the Company entered into a loan agreement with a financial institution bearing interest at 18% and collaterized by $470,000 of the Finance Receivables. The Company received $470,000 in proceeds and agreed to make 12 monthly payments of $25,000 followed by 18 monthly payments of $15,000, which include interest and principal, from the proceeds received from the Finance Receivables. As of March 31, 2007, $227,350 and $161,509 of the current and long-term Finance Receivables, respectively, are collateral for the outstanding balance of the loan, of which $201,139 and $176,113 is current and long-term debt, respectively.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

4. Common Stock

During the nine months ended March 31, 2007, the Company issued 715,571 shares of Common Stock under the 2006 Common Stock Agreement between Mr. Illes and the Company dated February 17, 2006 (the “2006 Common Stock Agreement”) for total gross proceeds of $3,794,651.

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

The Company has the right in the future, if necessary, to register additional shares for resale by Mr. Illes in order to ensure that a sufficient number of shares are available for purchase by Mr. Illes under the 2006-B Common Stock Agreement. The Company agreed to issue to Mr. Illes 20,000 shares of Common Stock as a due diligence fee in connection with this transaction, and to register these shares for resale by Mr. Illes under the 1933 Act. During the nine months ended March 31, 2007, the Company issued 1,054,256 shares of Common Stock, including the 20,000 shares as a due diligence fee, under the 2006-B Common Stock Agreement for total gross proceeds of $5,853,743, of which $340,000 was classified as a Subscription Receivable at March 31, 2007. This Subscription Receivable was collected in April 2007. The Company incurred issuance costs of $75,261 during the nine months ended March 31, 2007 in connection with this agreement.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

4. Common Stock (continued)

On March 14, 2007, the Company entered into a Securities Purchase Agreement with S.A.C. Capital Associates, LLC (“SAC”). Pursuant thereto, the Company sold to SAC 1,666,667 shares of the Company’s Common Stock at a price of $6.00 per share for an aggregate purchase price of $10,000,000. The Company also issued warrants to SAC to purchase up to 833,333 shares of Common Stock at an exercise price of $6.40 per share. The warrants are exercisable at any time within six years following the six-month anniversary of the issuance of the warrants. The fair value of these warrants was estimated to be $2,897,204 using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 0.545, risk free interest rate of 5.14%, and an expected life of six years. Upon vesting, the warrants are exercisable to the extent that such exercise would not result in the beneficial ownership by SAC and its affiliates of more than 9.99% of the number of shares outstanding immediately after giving effect to the issuance of shares upon exercise of the warrants. The warrant also provides that if the Company would issue securities in the future at a purchase price that is less than the exercise price of the warrant, then the exercise price of the warrant would be reduced to such lower purchase price, provided, however, that such exercise price can never be lower than $5.90 which was the closing bid price of our shares on the day prior to the sale of our securities to SAC. The warrant also provides that in the event we issue securities at a purchase price less than the exercise price of the warrant, the number of shares issuable under the warrant shall be increased by that number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares issuable under the warrant immediately prior to such adjustment and dividing the product thereof by the new exercise price of the warrant (which can never be less than $5.90) . Under this formula, the maximum number shares would be issuable under the warrant would be 903,955. The warrant provides that no adjustments shall be made for any shares sold to Mr. Illes by the Company under the 2006-B Common Stock Agreement. There were no commissions or placement agent fees paid by the Company in connection with this offering. The proceeds received by the Company were reduced by a $100,000 expense allowance. The Company registered the shares under this agreement effective May 11, 2007.

For a period of five years, SAC has been granted the pre-emptive right to purchase that number of securities being offered for sale by the Company in order to maintain SAC’s pro-rata ownership of the Common Stock of the Company following the issuance of any such securities by the Company. SAC has also been granted the right to have one observer attend all of the Company’s Board of Director meetings for a period of one year.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

4. Common Stock (continued)

On December 15, 2006, the Company entered into stock purchase agreements (the “Blair Agreements”) with certain investors (“Buyers”). Pursuant to the Agreements, the Company agreed to sell to the Buyers 1,400,000 shares of the Company’s Common Stock at a price of $6.00 per share, for gross proceeds of $8,400,000. The Company also agreed to issue to the Buyers warrants to purchase up to 700,017 common shares at an exercise price of $6.40 per share exercisable at any time through December 31, 2011. The fair value of these warrants was estimated to be $2,778,300 using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 0.695, risk free interest rate of 4.76%, and an expected life of five years. The closing under the Blair Agreements occurred on December 20, 2006. William Blair & Co., LLC (“Blair”) acted as the exclusive placement agent for the private placement. As compensation for its services, the Company paid Blair cash compensation of $542,801 and issued warrants to purchase up to 11,454 Common Shares at $6.60 per share at any time through December 31, 2011. Pursuant to the Blair Agreements, the Company agreed to file a registration statement with the SEC covering the resale of these shares and of the shares underlying the warrants within thirty days from the date of the Agreements. The Company registered the 1,400,000 shares and 711,454 warrants effective February 13, 2007.

On January 8, 2007, the Board of Directors approved the 2007-A Stock Compensation Plan to allow up to 100,000 shares of Common Stock to be available for issuance to future or current employees, directors or consultants of the Company. As of March 31, 2007, there were 12,013 shares issued under the Plan totaling $74,135 based on the grant date fair value of the shares. During the nine months ended March 31, 2007, the Company issued 16,587 shares under the 2006-A Stock Compensation plan totaling $104,345 based on the grant date fair value of the shares.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

4. Common Stock (continued)

Pursuant to and as defined in the Program, each executive would be awarded shares of the Company’s Common Stock if the Company achieves certain target goals relating to revenues, gross profit, and EBITDA (earnings before interest, taxes, depreciation, and amortization) (the “Target Goals”) of the Company during each of the fiscal years ending June 30, 2007, June 30, 2008 and June 30, 2009. The maximum number of shares that can be awarded under the Program is 952,298.

During each such fiscal year, the number of eligible shares to be awarded to the executive is based upon the following weightings: 40% of eligible shares are determined by revenues; 30% of eligible shares are determined by gross profit; and 30% of eligible shares are determined by EBITDA.

If the Target Goals are achieved by the Company during the applicable fiscal year, the executive officers would be awarded the following number of shares:

	Fiscal Year Ended
	June 30,
	2007	2008	2009

George R. Jensen, Jr.	178,570	178,570	178,570
Stephen P. Herbert	53,713	53,713	53,714
David M. DeMedio	21,663	21,663	21,664

If the actual results for a particular fiscal year exceeds the Target Goals, each executive would be awarded an additional pro rata portion of the eligible shares, up to an amount no greater than 125% of the number of eligible shares. If the actual results for a particular fiscal year is less than the Target Goals, each executive would be awarded a lesser pro rata portion of the number of eligible shares. If minimum Target Goals for a particular fiscal year are not achieved, no eligible shares would be awarded to each executive.

If a USA Transaction (as defined in Mr. Jensen’s Employment Agreement) would occur during any such fiscal year, and provided that the executive is an employee of the Company on the date of such USA Transaction, the executive would be awarded shares for each of the fiscal years that have not yet been completed as of the date of such USA Transaction. The number of shares to be awarded to each executive for each of the uncompleted fiscal years is as follows: Mr. Jensen-178,570 shares; Mr. Herbert-53,713 shares; and Mr. DeMedio-21,663 shares.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

4. Common Stock (continued)

In conjunction with the Program, during March 2007, each of Mr. Jensen, Mr. Herbert, and Mr. DeMedio signed amendments to their Employment and Non-Competition Agreements. In conjunction with the Program and the signing of the amendments to these agreements, the Company recorded compensation expense of $124,948 and a corresponding amount to Common Stock for the period ended March 31, 2007. This amount was based on management’s estimate of the probability of meeting the Target Goals and on the grant date fair value of the Company’s stock of $5.90. Management will update this estimate and adjust the amount of compensation expense recorded at each quarterly reporting date. There is no effect on the number of issued and outstanding shares of Common Stock until shares are awarded.

5. Common Stock Warrants

As of March 31, 2007, there were 1,747,727 Common Stock warrants outstanding, all of which were exercisable at exercise prices ranging from $6.40 to $20 per share.

6. Commitments and Contingencies

Various legal actions and claims occurring in the normal course of business are pending or may be instituted or asserted in the future against the Company. The Company does not believe that the resolution of these matters will have a material effect on the financial position or results of operations of the Company.

As previously disclosed, on September 20, 2006, the Company and Swartz Private Equity, LLC, agreed to fully settle the litigation between them by the issuance by the Company to Swartz of 40,000 shares of the Company’s Common Stock. The settlement agreement and release implementing the settlement was signed by the parties on October 12, 2006. The Company had recorded a liability of $270,000 as of June 30, 2006 to accrue for the value of the 40,000 shares of Common Stock that were issued in October under the settlement agreement.

The Company also issued 2,536 shares of Common Stock to a former employee totaling $18,000 relating to the settlement of litigation.

In February 2004, the Company also leased 9,084 square feet of space, located in Malvern, Pennsylvania, on a month-to-month basis for a monthly payment of approximately $8,000. During prior years, the facility was solely used to warehouse product. All product warehousing, shipping and customer support was transferred to this location from the executive office location during the first quarter of fiscal year 2005. During December 2006, the Company entered into an amendment to the lease covering 4,293 additional square feet that is contiguous to its existing space. The lease term was set to December 31, 2010 with rent of approximately $13,000 per month commencing in April 2007 with escalating rental payments thereafter.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

7. Subsequent Events

From April 1, 2007 through May 4, 2007, the Company issued an additional 167,537 shares of Common Stock to Mr. Illes under the 2006-B Common Stock Agreement for total gross proceeds of $1,550,000. On April 6, 2007, the Company received the amounts due related to the $340,000 Subscription Receivable.

In April 2007, and as permitted under the terms thereof, the Company repaid all of the remaining outstanding Convertible Senior Notes in the principal amount of $3,652,000 of Convertible Senior Notes. These Convertible Senior Notes consisted of all the $320,000 principal amount of outstanding 12% Convertible Senior Notes due June 30, 2009, all of the $1,520,000 principal amount of outstanding 12% Convertible Notes due December 31, 2009 and all of the $1,812,000 principal amount of outstanding 10% Convertible Notes due December 31, 2010. Each of the note holders has the right, for 30 days, to elect to convert the Senior Notes into shares of Common Stock in lieu of accepting the repayment. As of May 14, 2007, the holders of $798,800 of these Senior Notes elected to convert their Senior Notes at the rate of $10 per share into 79,880 shares of Common Stock in lieu of accepting repayment.

From April 1, 2007 through May 4, 2007, the Company sold $3,000,000 of the available-for-sale securities. The Company used the proceeds from the sale to repay the outstanding Convertible Senior Notes as previously mentioned.

From April 1, 2007 through May 4, 2007, the holders of 32,098 warrants at $6.40 per share exercised their warrants for total proceeds of $205,427.

On May 14, 2007, the holder of 11,454 warrants at $6.60 per share exercised their warrants for total proceeds of $75,596.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Form 10-Q contains certain forward looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “believes,” “expects,” “anticipates,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected, include, for example (i) the ability of the Company to generate sufficient sales to generate operating profits, or to sell products at a profit, (ii) the ability of the Company to raise funds in the future through sales of securities, (iii) whether the Company is able to enter into binding agreements with third parties to assist in product or network development, (iv) the ability of the Company to commercialize its developmental products, or if actually commercialized, to obtain commercial acceptance thereof, (v) the ability of the Company to compete with its competitors to obtain market share, (vi) the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations or to fund development and marketing of its products, (vii) the ability of the Company to obtain approval of its pending patent applications or the risk that its technologies would infringe patents owned by others, (viii) the ability of the Company to satisfy its trade obligations included in accounts payable and accrued liabilities, (ix) the ability of the Company to predict or estimate its future quarterly or annual revenues given the developing and unpredictable market for its products and the lack of established revenues, (x) the ability of the Company to retain key customers as a significant portion of its revenues is derived from a limited number of key customers, and (xi) the ability of a key customer to reduce or delay purchasing products from the Company. Although the Company believes that the forward looking statements contained herein are reasonable, it can give no assurance that the Company’s expectations will be met.

Results of Operations

Three months ended March 31, 2007

Revenues for the three months ended March 31, 2007 were $2,690,414 compared to $1,618,776 for the corresponding three-month period in the previous fiscal year. This $1,071,638 or 66% increase was due to an increase in equipment sales of $994,314 and an increase in license and transaction fees of $77,324. The increase in equipment sales was due to an increase in e-Port vending sales of approximately $1,363,000, relating primarily to our initiative with Mastercard Worldwide, an increase in other equipment sales of approximately $63,000, which is offset by a decrease in sales of approximately $331,000 of energy conservation equipment and a decrease of approximately $101,000 in sales of business centers.

Cost of sales for the period consisted of equipment costs of $2,022,159 and network and transaction related costs of $350,315. The increase in total cost of sales of $1,441,447 or 155% over the prior year period was due to an increase in equipment costs of $1,303,472 and network and transaction related costs of $137,975. The increase in equipment costs was due to the change in sales mixture that consisted of an increase in higher cost e-Port equipment, as compared to the cost of our energy conservation equipment. The increase in network and transaction costs relates to an increase in the number of devices on our network and the number of transactions processed.

Gross profit for the three months ended March 31, 2007 was $317,940, compared to a gross profit of $687,749 for the corresponding three-month period in the previous fiscal year. This 54% decrease is primarily due to the change in equipment sales mixture that consisted of an increase in sales of e-Ports at or near cost along with a decrease in sales of our higher margin energy conservation equipment sales. The resulting e-Port margins were driven by our market seeding program with Mastercard Worldwide. Product pricing under this program does not reflect the Company’s current retail pricing.

General and administrative expense of $1,292,267 decreased by $129,066 or 9% primarily due to a decrease in repairs and maintenance costs of approximately $97,000, a decrease in bad debt expense of approximately $62,000, a decrease in royalty expense of approximately $50,000, and an overall decrease in various expense categories of approximately $71,000, offset by an increase in consulting expense of approximately $151,000.

Compensation expense of $2,308,277 (approximately $532,000 of non-cash charges) increased by $741,704 or 47% primarily due to an increase in salaries expense of approximately $256,000 due to an increase in the number of employees, an increase in bonus expense of approximately $491,000 due to non-cash charges from common stock issued to employees and executive officers and the vesting of common stock option grants to our executive officers, offset by a decrease in sales commissions of approximately $28,000 due to a decrease in energy equipment sales and a new commission plan.

Interest expense of $514,284 decreased by $95,865 or 16% primarily due to a reduction in the amount of interest expense relating to senior notes that were repaid early in December 2006, offset by the recognition of the remaining unamortized debt discount on the $1,645,841 of convertible Senior Notes that were repaid early in March 2007.

The quarter ended March 31, 2007 resulted in a net loss of $4,119,458 (approximately $1.2 million of non-cash charges) compared to a net loss of $3,313,868 (approximately $0.7 million of non-cash charges) for the quarter ended March 31, 2006.

Nine months ended March 31, 2007

Revenues for the nine months ended March 31, 2007 were $6,711,033 compared to $4,940,414 for the corresponding nine-month period in the previous fiscal year. This $1,770,619 or 36% increase was primarily due to an increase in equipment sales of $1,580,390 and license and transaction fees of $190,229. The increase in equipment sales was due to an increase in sales of approximately $2,404,000 of e-Port vending equipment sales, relating primarily to our initiative with MasterCard Worldwide, and approximately $55,000 in other equipment sales, offset by decreases of approximately $703,000 in energy conservation equipment, approximately $114,000 in laundry equipment sales and approximately $62,000 in business center sales.

Cost of sales for the period consisted of equipment costs of $4,610,096 and network and transaction related costs of $883,272. The increase in cost of sales of $2,343,512 or 74% over the prior year period was due to an increase in equipment costs of $2,120,891 and an increase of $222,621 of network and transaction related costs. The increase in equipment costs is due to the increase in equipment sales, specifically, the increase in equipment costs was due to the change in sales mixture that consisted of an increase in our higher cost e-Port equipment, as compared to the cost of our energy conservation equipment. The increase in network and transaction costs relates to an increase in the number of devices on our network and the number of transactions processed.

Gross profit for the nine months ended March 31, 2007 was $1,217,665 compared to gross profit of $1,790,558 for the corresponding nine-month period in the previous fiscal year. This 32% decrease is primarily due to the change in equipment sales mixture that consisted of an increase in sales of e-Ports at or near cost along with a decrease in our higher margin energy Miser sales. The resulting e-Port margins were driven by our market seeding program with Mastercard Worldwide. Product pricing under this program does not reflect the Company’s current retail pricing.

General and administrative expense of $4,233,885, increased by $572,778 or 16% primarily due to an increase in consulting expense of approximately $408,000, an increase in legal fees of approximately $219,000, an increase in temporary labor expenses of approximately $84,000 and an increase of approximately $119,000 in product development costs, offset by a decrease in repairs and maintenance expense of approximately $121,000 and a decrease in royalty expense of approximately $139,000.

Compensation expense of $6,172,890 (approximately $1,213,000 of non-cash charges) increased by $1,812,954 or 42%, primarily due to an increase in salaries and benefits expense of approximately $663,000 related to the increase in the number of employees and an increase in bonus expense of approximately $1,091,000 due to non-cash charges from common stock issued to employees and executive officers and the vesting of common stock option grants to our executive officers.

Interest expense of $1,867,796 decreased by $77,994 or 4% primarily due to a reduction in the amount of interest expense relating to senior notes that were repaid early in December 2006, offset by the recognition of the remaining unamortized debt discount on the $1,645,841 of convertible Senior Notes that were repaid early in March 2007.

The nine-month period ended March 31, 2007 resulted in a net loss of $12,176,860 (approximately $3.9 million of non-cash charges) compared to a net loss of $9,374,830 (approximately $2.2 million of non-cash charges) for the nine-month period ended March 31, 2006.

Liquidity and Capital Resources

For the nine months ended March 31, 2007, net cash of $10,897,110 was used by operating activities, primarily due to the net loss of $12,176,860 offset by non-cash charges totaling $3,882,001 for transactions involving the issuance of Common Stock and Common Stock Options for compensation, the issuance of Common Stock for legal settlements, the gain on repayment of Senior Notes, bad debt expense, depreciation and amortization of assets, and amortization of debt discount. In addition to these non-cash charges, the Company’s net operating assets increased by $2,602,251 primarily due to the increases in accounts receivables and inventory along with decreases in accounts payable and accrued expenses.

Proceeds from financing activities for the nine months ended March 31, 2007 provided $21,064,789 of funds, a portion of which was necessary to support cash used in operating and investing activities. Net proceeds of $26,967,182 were realized from the issuance of Common Stock, $3,234 of proceeds from the collection of subscriptions receivable and $470,000 of proceeds from a loan agreement, offset by cash used to repay long-term debt ($177,151) and Senior Notes less discount ($6,198,476).

The Company has incurred losses since inception. Cumulative losses through March 31, 2007 amounted to approximately $140,000,000. The Company has continued to raise capital through equity offerings to fund operations.

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

As of March 31, 2007 the Company had approximately $5,700,000 of cash and cash equivalents on hand and $7,000,000 of short-term available-for-sale securities.

On September 25, 2006, the Company entered into the 2006-B Common Stock Agreement with Mr. Illes, as more fully disclosed in the Condensed Consolidated Financial Statements, pursuant to which he agreed to purchase shares with an aggregate purchase price not to exceed $15,000,000. From April 1, 2007 through May 4, 2007, the Company issued an additional 167,537 shares of Common Stock to Mr. Illes under the 2006-B Common Stock Agreement for total gross proceeds of $1,550,000. Of the $15,000,000, $7,403,743 in gross proceeds have been received through May 4, 2007, leaving $7,596,257 of available funds through the expiration date of the agreement on August 30, 2009.

On April 30, 2007, the Company prepaid all of the remaining outstanding convertible senior notes in the principal amount of $3,652,000. Each of the note holders has the right, for 30 days, to elect to convert the Senior Notes into shares of Common Stock in lieu of accepting the repayment. As of May 14, 2007, the holders of $798,800 of these Senior Notes elected to convert their Senior Notes at the rate of $10 per share into 79,880 shares of Common Stock in lieu of accepting repayment.

From April 1, 2007 through May 4, 2007, the holders of 32,098 warrants at $6.40 per share exercised their warrants for total proceeds of $205,427.

Funding sources in place to meet the Company's cash requirements for the year ending June 30, 2007 are primarily comprised of approximately $6,000,000 in cash and cash equivalents on hand and $4,000,000 of available-for-sale securities as of May 4, 2007, the proceeds that are available from Mr. Illes under the 2006-B Common Stock Agreement totaling $7,596,257, as referred to above, and future exercises of warrants (750,802 of which are currently exerciseable and in the money as of the date hereof and could generate proceeds of approximately $4,850,000 and 833,333 of which will become exercisable on September 15, 2007 and are in the money as of the date hereof and could generate proceeds of approximately $5,333,000), for total resources of approximately $27,779,000. The foregoing warrants that become exercisable on September 15, 2007 can not be exercised to the extent the exercise would result in the holder thereof being the beneficial owner of more than 9.99% of our shares. The owner of these warrants is currently the beneficial owner of approximately 15% of our shares, and therefore these warrants could not be exercised by the holder unless and until its ownership of our shares is reduced. The Company believes these existing sources will provide sufficient funds to meet its cash requirements through at least June 30, 2008.

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2007. Based on this evaluation, they conclude that the disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls.

There have been no changes during the quarter ended March 31, 2007 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2007, the Company issued to Steve Illes 255,495 shares of Common Stock under the 2006-B Common Stock Purchase Agreement for an aggregate purchase price of $1,573,000. The offer and sale of the shares were exempt from registration under Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended. Mr. Illes is an accredited investor, made appropriate investment representations, was afforded access to all public filings and all other information that the Company could reasonably obtain. As agreed between Mr. Illes and the Company, the shares issued to Mr. Illes were registered for resale by Mr. Illes under the 1933 Act.

On March 14, 2007, the Company entered into a Securities Purchase Agreement with S.A.C. Capital Associates, LLC (the “Buyer”). Pursuant thereto, the Company sold to the Buyer 1,666,667 shares of the Company’s Common Stock at a price of $6.00 per share for an aggregate purchase price of $10,000,000. The Company also issued warrants to the Buyer to purchase up to 833,333 shares of Common Stock at an exercise price of $6.40 per share. The warrants are exercisable at any time within six years following the six-month anniversary of the issuance of the warrants. The offer and sale of the shares and the warrants was exempt from the registration requirements of the 1933 Act pursuant to Section 4(2) and Rule 506 promulgated thereunder. There were no commissions or placement agent fees paid by the Company in connection with this offering. The proceeds received by the Company were reduced by a $100,000 expense allowance. The terms and conditions of this sale and the warrants are more fully described in Note 4 to the Condensed Consolidated Financial Statements.

For a period of five years, the Buyer has been granted the pre-emptive right to purchase that number of securities being offered for sale by the Company in order to maintain Buyer’s pro-rata ownership of the Common Stock of the Company following the issuance of any such securities by the Company. The Buyer has also been granted the right to have one observer attend all of the Company’s Board of Director meetings for a period of one year.

The Buyer qualifies as an accredited investor as such term is defined in Rule 501 under the Securities Act of 1933, as amended. The shares of Common Stock and the warrants issued by the Company to the Buyer as well as the shares of Common Stock underlying the warrants have not been registered under the Act. The offer and sale of the shares, the warrants, and the shares underlying the warrants by the Company to the Buyer is exempt from the registration requirements of the Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. The Company has agreed at its cost and expense to register the shares of Common Stock and the shares underlying the warrants for resale under the Act until the earlier of the date on which all of the shares have been sold or the date on which all of the shares are eligible for sale under Rule 144(k) promulgated under the Act.

Item 3. Defaults Upon Senior Securities

There were no defaults on any senior securities. However, on February 1, 2007, an additional $390,294 of dividends accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of May 11, 2007 are $8,992,712. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

Item 5. Other Events.

On May 10, 2007, the Board of Directors of the Company approved the form of the Indemnification Agreement to be entered into between the Company and each of Messrs. Jensen, Herbert, DeMedio, Van Alen, Katz, Lurio, McHugh, and Brooks. The Indemnification Agreement supplements the indemnification rights currently provided to the Directors and executive officers under the By-laws of the Company, and provides for the maximum indemnity and expense advancement allowable under the laws of Pennsylvania.

Item 6. Exhibits

10.1	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date: May 15, 2007	/s/ George R. Jensen, Jr.
George R. Jensen, Jr., Chairman and
Chief Executive Officer

Date: May 15, 2007	/s/ David M. DeMedio
David M. DeMedio,
Chief Financial Officer