Form 10-K
period 2007-06-30
USA TECHNOLOGIES INC
filed 2007-09-27
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number 000-50054

USA Technologies, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2679963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Deerfield Lane, Suite 140, Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)

(610) 989-0340
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered
Common Stock, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting common equity securities held by non-affiliates of the Registrant was $67,422,963 as of the last business day of the most recently completed second fiscal quarter, December 31, 2006, based upon the closing price of the Registrant's Common Stock on that date.

As of September 14, 2007, there were 12,239,223 outstanding shares of Common Stock, no par value.

USA TECHNOLOGIES, INC.

USA TECHNOLOGIES, INC.

PART I

Item 1. Business.

OVERVIEW

USA Technologies, Inc. (the “Company”, “We” or “Our”) was incorporated in the Commonwealth of Pennsylvania in January 1992. The Company is a leading supplier of cashless, remote management, reporting and energy management solutions serving the unattended Point of Sale market. Our networked devices and associated services enable the owners and operators of everyday, stand-alone, distributed assets, such as vending machines, kiosks, personal computers, photocopiers, and laundry equipment, the ability to remotely monitor, control and report on the results of these distributed assets, as well as the ability to offer their customers cashless payment options. As a result of the acquisition of the assets of Bayview Technology Group, LLC (“Bayview”) in July 2003, our Company also manufactures and sells energy management products which reduce the electrical power consumption of equipment, such as refrigerated vending machines and glass front coolers, thus reducing the electrical energy costs associated with operating this equipment.

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

OUR TECHNOLOGY-BASED SOLUTION

Our Company offers the e-Port Connect™ end-to-end solution for turnkey cashless payment processing, remote management, and on-line reporting for distributed assets such as vending machines, kiosks, office equipment, and laundry machines. The e-Port Connect™ solution consists of a device or software in the distributed asset (the “Client”), a connectivity medium, and our proprietary USALive® network, all coupled with first-class technology support and customer service.

The Client

As part of the end-to-end solution, the Company offers its customers several different Clients to connect their distributed assets. These range from software to hardware devices consisting of control boards, magnetic strip card readers, and RFID readers. The Client can be embedded inside the host equipment, such as software residing in the central processing unit of a Kiosk or Business Center computer; it can be integrated as part of the host equipment, such as our e-Port® hardware that can be attached to the door of a vending machine; or it can be a peripheral, stand-alone terminal, such as our TransAct® terminal for Copier Express®.

e-Port® is the Company's core Client, which is currently being utilized in vending and commercial laundry applications. Our e-Port® product facilitates cashless payments by capturing the payment media and transmitting the information to our network for authorization with the payment authority (e.g. credit card processors). Additional capabilities of our e-Port® consist of control/access management by authorized users, collection of audit information (e.g. product or service sold, date and time of sale and sales amount), diagnostic information of the host equipment, and transmission of this data back to our network for web-based reporting.

TransAct® is the Company's original cashless, transaction-enabling device developed for self-service business center equipment such as PC's, fax machines and copiers. Similar to e-Port®, the TransAct® capabilities include control/access management, collection of sales data (e.g. date and time of sale, sales amount and product or service purchased), and transmission back to our network for reporting to customers.

The Connectivity Mediums

Connectivity of our Clients to the USALive® network is another component of the Company's end-to-end e-Port Connect™ solution. The reliable, cost effective transfer of customer's business critical data is paramount to the services we deliver. Due to the importance of connectivity, and realizing that every customer's connectivity needs may be different (e.g. access, or lack thereof, to phone lines, local area networks ("LANs”), wide area networks ("WANs”) and wireless data networks), the Company offers multiple connectivity solutions - phone line, Ethernet and wireless.

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

The Network

USALive® is the network component of our end-to-end solution to which the Company's devices transmit their cashless payment information for processing as well as the valuable sales and diagnostic data for storage and reporting to our customers. Also, the network, through server-based software applications, provides remote management information and enables control of the networked device's functionality.

USALive® is the enabler of turnkey cashless payment processing for our customers. The network is certified with several cashless payment authorities, such as credit card processors and property management systems, facilitating the authorization and settlement of credit cards, debit cards, hotel room keys and student identification cards. The network can also act as its own payment processing authority for other cashless payment media, such as on-line stored value or employee payroll deduction. The network authorizes transactions, occurring at the host equipment, with the appropriate payment authority and sends approval or decline responses back to the networked device to allow or terminate the transaction for the purchase of the product or service. The network consolidates successfully approved transactions from multiple devices, batches, and then transmits these batched transactions to the payment authority for settlement. By bundling and batching transactions from multiple networked devices and connecting to the appropriate payment authorities through one central dedicated processing medium, it reduces the fees charged by the payment authority.

USALive On-line™ is the web based reporting system that customers use to gain access to the valuable business information collected from the networked devices. The website's functionality includes: management of the distributed assets deployed in the field, such as new activations and location redeployments; user-defined reporting for miscellaneous payment types (e.g. cash, credit, etc), date and time product sold, and sales amount; and detailed bank account deposit information, by device, for easier bank reconciliation. The Company offers this service through either a Company branded website or Customer specific branded website.

OUR PRODUCTS AND SERVICES

Intelligent Vending®

Developed for the vending industry, Intelligent Vending® is our e-Port Connect™ solution for the vending industry. This solution bundles the e-Port® Client, the USALive® network, and our first class technology support and customer service. Our latest improvement to Intelligent Vending® is the introduction of our e-Port® G-6. This  hardware includes a radio frequency identification (“RFID”) or “Tap & Go™” tag reader for added convenience to consumers.

Vending operators purchasing our Intelligent Vending® products and services will have the capability to conduct cashless transactions via credit cards, debit cards and other payment mediums such as employee/student ids and hotel room keys; to offer improved and expanded customer services by utilizing 'real-time', web-based reporting to keep machine inventory at a desirable level and consumer access to our 1-800 help-desk center for customer purchasing inquiries, both providing the end-user a more consistent user experience; to reduce operational costs through utilization of our remote monitoring technology, thereby maximizing the scheduling of service visits and limiting 'out-of-stock' machines; and to reduce theft and vandalism by providing 100% accountability of all sales transactions and reducing the cash reserves inside the machine.

e-Suds™

eSuds™ is our e-Port Connect™ solution developed for the commercial laundry industry. The eSuds™ solution bundles the e-Port® Client and the USALive® network, and our first class technology support and customer service. eSuds™ offers an e-mail alert system to notify users regarding machine availability, cycle completion, and other events and supports a variety of value-added services such as custom advertising or subscription-based payments.

Laundry operators purchasing our eSuds™ system will have the capability to conduct cashless transactions via credit cards, debit cards and other payment mediums such as student ids; to reduce operational costs through utilization of our remote monitoring technology, thereby maximizing the scheduling of service visits and increasing machine up-time. The system can also increase customer satisfaction through improved maintenance, higher machine availability, specialized services (i.e. email alerts to indicate that laundry cycle is finished) and the convenience of non-cash transactions. Installations have been completed at Carnegie Mellon University, Rutgers University, Case Western Reserve, John Hopkins University, Temple University and others. We are working with resellers, such as BlackBoard, and distributors, such as Caldwell & Gregory, to install eSuds™ at other colleges and universities based on the positive results of these installations.

Business Express®

Business Express® is our e-Port Connect™ solution comprised of our software Client, the USALive® network and a suite of office equipment (i.e. PC, fax and copier), all coupled with our first class technology support and customer service. Business Express® enables hoteliers and others to offer unmanned business services 24/7/365. The Company also provides additional value-added service and revenue generating opportunities with BEXPrint™, our proprietary technology that allows users, without access to a printer, to send a document to a secure web-site for storage, and then password retrieval of the document for printing at our business center locations, and our Kinko's relationship, which gives our Business Center users access to the nearest, convenient Kinko's center for their more advanced business center needs.

TransAct®, our original payment technology system developed for self-service business center devices, such as fax machines and copiers, is a cashless transaction-enabling terminal that permits customers to use office equipment quickly and simply with the swipe of a major credit card. The TransAct® device can be sold as a stand-alone unit for customers wishing to integrate it with their own office equipment.

Although larger hotels are expected to provide business centers to its guests, operation of the center can be costly. In addition to the cost of operating a supervised business center, operating hours usually are limited due to staff availability. Business Express® provides a cost-effective solution.

Kiosk

We provide an e-Port Connect™ solution that utilizes our e-Port® or software Client, USALive®, and our first class technology support and customer service to offer a cash-free payment option and web-based remote monitoring and management for all kiosk types. Kiosks permit a host of new services to become available at the point-of-demand, such as Sony's self-service, PictureStation kiosks, where consumers can produce prints from their own digital media. Our solution also enables Kiosks to sell a variety of more expensive items.

Energy Management Products

With the acquisition of Bayview in July 2003, our Company offers energy conservation products ("Misers”) that reduce the electrical power consumption of various types of existing equipment, such as vending machines, glass front coolers and other "always-on" appliances by allowing the equipment to selectively operate in a power saving mode when the full power mode is not necessary. Each of the Company's Miser products utilizes occupancy sensing technology to determine when the surrounding area is vacant or occupied. The Miser then utilizes occupancy data, room and product temperatures, and an energy saving algorithm to selectively control certain high-energy components (e.g. compressor and fan) to realize electrical power savings over the long-term use of the equipment. Customers of our VendingMiser® product benefit from reduced energy consumption and costs of up to 46% per machine, depending on regional energy costs, machine type, and utilization of the machine. Our Misers also reduce the overall stress loads on the equipment, helping to reduce associated maintenance costs.

The Miser family of energy-control devices include:

VendingMiser® - installs in a cold drink vending machine and can reduce the electrical power consumption of the vending machine by an average of up to 46%.

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

THE OPPORTUNITY

Everyday devices from vending machines to toll booths, refrigerators, security systems, and countless other devices can be better managed by embedding thin-client computing technology with network connectivity into each unit. Using wired and/or wireless networks and centralized, server-based software applications, managers can remotely monitor, control, and optimize a network of devices regardless of where they are located, resulting in a host of benefits including lower maintenance costs, improved inventory and transaction management, and increased operating efficiency.

This market opportunity is known by several different names, including Machine-to-Machine ("M2M") networking, Device Relationship Management ("DRM") and Device Networking. This industry is the convergence of computer-enabled devices and embedded systems, the Internet or other networking mediums, and centralized enterprise data-management tools. By connecting stand-alone devices into large-scale networks, new opportunities emerge between brand marketers, service providers, and their customers. Networked devices enable remote monitoring, cashless transactions, sales analysis, and optimized machine maintenance - all yielding higher return on investment for operators while increasing consumer satisfaction with improved and expanded services.

Brand marketers will be able to provide their products and services to customers wherever and whenever the need arises and capitalize on loyalty rewards programs. They will no longer be limited to existing distribution channels and outlets. Just as beverage vending machines bring bottlers' products beyond the supermarket to the location where and when the customer wants them, a vast range of products and branding opportunities can be made available to customers at the point-of-need. In laundry, makers of detergent and fabric softener can have their products injected directly into a consumer's laundry, again putting their products at the point-of-need.

The market for networked device solutions is projected to be large and growing rapidly and includes a wide variety of segments such as the security and alarm, automated meter reading, fleet and asset management, and consumer telemetry markets. Networked devices will include personal devices (e.g. cell phones, PDAs), vehicles, containers, supply chain assets, medical devices, HVAC units, industrial machinery, home appliances, accelerometers, pressure gauges, flow control indicators, biosensors, and countless other applications. According to an article, "Pervasive Internet", in M2M Magazine (Fall 2003), a minimum of 1.5 billion devices will be connected to the Internet worldwide by 2010. This represents a $700 billion total opportunity including device enabling, monitoring, and providing value-added services made available by the M2M network, according to M2M Magazine.

We believe that an opportunity exists to combine our technology and services with world-class partners in order to deliver a best-in-class solution and emerge as a leader in the Device Networking industry. We are currently focused on becoming a leader in the unattended Point of Sale market. Our Company has begun addressing this opportunity by working in several initial verticals, which include vending, commercial laundry, unattended business centers and unattended kiosks. These services share several key attributes, specifically, they are all unattended, cash-based businesses that are distributed across broad geographic areas. We have the ability to address the extremely broad range of Device Networking opportunities by licensing our technologies to equipment makers throughout a variety of market segments. Equipment makers will be able to merge our turnkey technology-based solutions with their in-depth market expertise.

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

Vending

Annual worldwide sales in the vending industry sector are estimated to be approximately $143.5 billion, according to Vending Times Census of the Industry 2002. According to this Census, there are an estimated 8 million vending locations in the United States, and 30 million locations worldwide. The market segment that can be addressed by our end-to-end solution consists primarily of vended products retailing for $1 or greater, which represents a Company estimated vended volume of approximately $28 billion. Per census statistics, the overall market growth is 5% to 6% annually, while the addressable market segment for our end-to-end solution is growing more rapidly at 9% annually. Our VendingMiser® energy conservation product can serve the entire vending market.

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

SALES AND MARKETING

The Company's sales strategy includes both direct sales and channel development, depending on the particular dynamics of each of our markets. Our marketing strategy is diversified and includes media relations, direct mail, conferences and client referrals. As of June 30, 2007, the Company was marketing and selling its products through its full time staff consisting of sixteen people.

Direct Sales

We sell directly to the major operators in each of our target markets. Each of our target markets is dominated by a handful of large companies, and these companies comprise our primary customer base. In the vending sector, approximately ten large operators dominate the sector; in the commercial laundry sector, seven operators currently control the majority of the market. We also work directly with hoteliers for our TransAct™ and Business Express® products.

Within the vending industry, our customers include soft drink bottlers and independent vending operators throughout the United States. On the soft drink bottler side, heavy effort is being put into securing initial distribution agreements. Three of the premier national independent vending operators, the Compass Group (Canteen, Flik, Eurest, Restaurant Associates and other affiliates), ARAMARK and Sodexho, have installed approximately 1,120 e-Port® Client devices.

Channel Sales

We currently engage in channel sales for our TransAct™ and Business Express® products. We also work with audio-visual companies that service major hotels.

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

STRATEGIC RELATIONSHIPS

Mastercard International

In June 2006, Mastercard International and the Company signed an agreement to deploy 1,000 e-Port devices that accept Mastercard “PayPass™” in Coca-Cola vending machines owned and operated by the Philadelphia Coca-Cola Bottling Company. From July 2006 through June 30, 2007, the Company has earned approximately $400,000 from this agreement.

In November 2006, Mastercard International and the Company signed an agreement to deploy 5,000 e-Port devices that accept Mastercard “PayPass™”. As of June 30, 2007, the Company had earned approximately $1,975,000 from this agreement.

In May 2007, MasterCard International, the Company, and Coca-Cola Enterprises, Inc. entered into an agreement to deploy 7,500 e-Port devices, all as more fully described below. As of June 30, 2007, the Company had earned approximately $684,000 from this agreement.

AT&T Mobility (formerly Cingular Wireless and AT&T Wireless)

In July 2004, we signed an agreement to use AT&T's digital wireless wide area network for transport of data, including credit card transactions and inventory management data. AT&T is a provider of advanced wireless voice and data services for consumers and businesses, operating the largest digital wireless network in North America and the fastest nationwide wireless data network in the United States.

Coca-Cola Enterprises, Inc.

In May 2007, we entered into a three year Supply and Licensing Agreement with Coca-Cola Enterprises, Inc. (“CCE”), the world’s largest marketer, producer and distributor of Coca-Cola products. The Agreement covers the purchase by CCE from us of our G6 e-Port® and related e-Port Connect™ services for use in CCE’s beverage vending machines, including the purchase of e-Ports® by CCE under the MasterCard agreement referred to below. The price of each e-Port is $433. We would also receive 5% of the cashless revenues from the CCE vending machine as a processing fee and a monthly payment of $9.95 per unit if we would act as the transaction processor for the CCE vending machine.

The Agreement also includes as an exhibit the MasterCard PayPass Participation Agreement entered into between us, CCE, and MasterCard International Incorporated under which CCE had agreed to use commercially reasonable efforts to complete installation of up to 7,500 e-Ports by August 31, 2007. By amendment executed by the parties to the Agreement, the installation completion date was changed to October 31, 2007. In addition to accepting credit and debit cards, these e-Ports accept payment from credit cards utilizing MasterCard’s PayPass contactless technology. The e-Ports would be utilized in CCE beverage vending machines in multiple cities throughout the United States. For each e-Port successfully installed by CCE, we will receive an aggregate of $433 from CCE and MasterCard. The agreement provides that if all 7,500 e-Ports are not installed by August 31, 2007 (later extended to October 31, 2007), we are required to refund to MasterCard a pro rata share of any payments received from MasterCard that relate to any uninstalled units. CCE is required to pay $433 per unit whether or not they successfully install the e-Ports by October 31, 2007. If all of the 7,500 e-Ports are timely installed, we would receive $3,247,500 for the e-Ports from MasterCard and CCE. However, if the units are not installed by October 31, 2007 and CCE continued to install the e-Ports, CCE would owe the Company $433 per e-Port. As of September 14, 2007, a total of approximately 1,400 units have been installed by CCE.

MANUFACTURING

The Company utilizes independent third party companies for the manufacturing of its products. The Company purchases other components of its business center (computers, printers, fax and copy machines) through various manufacturers and resellers. Our manufacturing process mainly consists of quality assurance of materials and testing of finished goods received from our contract manufacturers. With the exception of a manufacturer of our e-Port product, we have not entered into a long-term contract with our contract manufacturers, nor have we agreed to commit to purchase certain quantities of materials or finished goods beyond those submitted under routine purchase orders, typically covering short-term forecasts.

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

CUSTOMER CONCENTRATIONS

Approximately 41% and 39% of the Company's accounts and finance receivables at June 30, 2007 and 2006, respectively, were concentrated with two customers each year. Approximately 40%, 29% and 11% of the Company's revenues for the year ended June 30, 2007, 2006 and 2005, respectively, were concentrated with one, two and one customer(s), respectively. The Company's customers are principally located in the United States.

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

Through August 31, 2007, 61 United States patents and 5 Foreign patents have been issued to the Company, 19 United States patents and 8 Foreign patents are pending and 2 patents have received notices of allowance.

The list of issued patents is as follows:

•
U.S. Patent No. 5,619,024 entitled "Credit Card and Bank Issued Debit Card Operating System and Method for Controlling and Monitoring Access of Computer and Copy Equipment"; o U.S. Patent No. 5,637,845 entitled "Credit and Bank Issued Debit Card Operating System and Method for Controlling a Prepaid Card Encoding/Dispensing Machine";

•	U.S. Patent No. D423,474 entitled "Dataport";

•	U.S. Patent No. D415,742 entitled "Laptop Dataport Enclosure";

•	U.S. Patent No. D418,878 entitled "Sign Holder";

•	U.S. Patent No. 6,056,194 entitled "System and Method for Networking and Controlling Vending Machines";

•	U.S. Patent No. D428,047 entitled "Electronic Commerce Terminal Enclosure";

•	U.S. Patent No. D428,444 entitled "Electronic Commerce Terminal Enclosure for a Vending Machine";

•	U.S. Patent No. 6,119,934 entitled "Credit Card, Smart Card and Bank Issued Debit Card Operated System and Method for Processing Electronic Transactions";

•	U.S. Patent No. 6,152,365 entitled "Credit and Bank Issued Debit Card Operated System and Method for Controlling a Vending Machine";

•	U.S. Patent No. D437,890 entitled "Electronic Commerce Terminal Enclosure with a Hooked Fastening Edge for a Vending Machine";

•	U.S. Patent No. D441,401 entitled "Electronic Commerce Terminal Enclosure with Brackets";

•	U.S. Patent No. 6,321,985 entitled "System and Method for Networking and Controlling Vending Machines";

•	U.S. Patent No. 6,505,095 entitled "System for Providing Remote Audit, Cashless Payment, and Interactive Transaction Capabilities in a Vending Machine" (Stitch);

•	U.S. Patent No. 6,389,337 entitled "Transacting e-commerce and Conducting e-business Related to Identifying and Procuring Automotive Service and Vehicle Replacement Parts" (Stitch);

•	U.S. Patent No. 6,021,626 entitled "Forming, Packaging, Storing, Displaying and Selling Clothing Articles";

•
U.S Patent No. 6,622,124 entitled "Method of transacting an electronic mail, an electronic commerce, and an electronic business transaction by an electronic commerce terminal operated on a transportation vehicle";

•
U.S. Patent No. 6,615,186 entitled "Communicating interactive digital content between vehicles and internet based data processing resources for the purpose of transacting e-commerce or conducting e-business";

•	U.S. Patent No. 6,615,183 entitled "Method of warehousing user data entered at an electronic commerce terminal";

•	U.S. Patent No. 6,611,810 entitled "Store display window connected to an electronic commerce terminal";

•	U.S. Patent No. 6,609,103 entitled "Electronic commerce terminal for facilitating incentive-based purchasing on transportation vehicles";

•	U.S. Patent No. 6,609,102 entitled "Universal interactive advertising and payment system for public access electronic commerce and business related products and services";

•	U.S. Patent No. D478,577 entitled "Transceiver base unit";

•	U.S. Patent No. 6,606,605 entitled "Method to obtain customer specific data for public access electronic commerce services";

•
U.S. Patent No. 6,606,602 entitled "Vending machine control system having access to the internet for the purposes of transacting e-mail, e-commerce, and e-business, and for conducting vending transactions";

•	U.S. Patent No. 6,604,087 entitled "Vending access to the internet, business application software, e-commerce, and e-business in a hotel room";

•	U.S. Patent No. 6,604,086 entitled "Electronic commerce terminal connected to a vending machine operable as a telephone";

•	U.S. Patent No. 6,604,085 entitled "Universal interactive advertising and payment system network for public access electronic commerce and business related products and services";

•	U.S. Patent No. 6,601,040 entitled "Electronic commerce terminal for wirelessly communicating to a plurality of communication devices";

•	U.S. Patent No. 6,601,039 entitled "Gas pump control system having access to the Internet for the purposes of transacting e-mail, e-commerce, and e-business, and for conducting vending transactions";

•	U.S. Patent No. 6,601,038 entitled "Delivery of goods and services resultant from an electronic commerce transaction by way of a pack and ship type company";

•
U.S. Patent No. 6,601,037 entitled "System and method of processing credit card, e-commerce, and e-business transactions without the merchant incurring transaction processing fees or charges worldwide";

•	U.S. Patent No. D477,030 entitled "Vending machine cashless payment terminal";

•	U.S. Patent No. D476,037 entitled "User interface bracket for a point of sale terminal";

•	U.S. Patent No. D476,036 entitled "Printer bracket for point of sale terminal";

•	U.S. Patent No. D475,751 entitled "User interface bracket for a point of sale terminal";

•	U.S. Patent No. D475,750 entitled "Paper guide for a point of sale terminal";

•	U.S. Patent No. D475,414 entitled "Printer bracket for point of sale terminal";

•	U.S. Patent No. 5,844,808 entitled "Apparatus and methods for monitoring and communicating with a plurality of networked vending machines";

•	U.S. Patent No. 6,581,396 entitled "Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode";

•	U.S. Patent No. 6,389,822 entitled "Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode";

•	U.S. Patent No. 6,243,626 entitled "External power management device with current monitoring precluding shutdown during high current"; and

•	U.S. Patent No. 5,477,476 entitled "Power conservation system for computer peripherals";

•	U.S. Patent No. 6,629,080 entitled "Transaction processing method of fulfilling an electronic commerce transaction by an electronic commerce terminal system";

•	U.S. Patent No. D480,948 entitled "Mounting bracket for mounting a cashless payment terminal to a vending machine";

•	U.S. Patent No. 6,643,623 entitled "A method of transacting an electronic mail, an electronic commerce, and an electronic business transaction by an electronic commerce terminal using a gas pump";

•	U.S. Patent No. 6,684,197 entitled "Method of revaluing a private label card using an electronic commerce terminal (as amended)";

•	U.S. Patent No. 6,754,641 entitled "Dynamic identification interchange method for exchanging one form of identification for another";

•
U.S. Patent No. 6,763,336 entitled "Method of transacting an e-mail, an e-commerce, and an e-business transaction by an electronic commerce terminal using a wirelessly networked plurality of portable devices";

•	U.S. Patent No. 6,801,836 entitled "Power-conservation based on indoor/outdoor and ambient-light determinations";

•	U.S. Patent No. 6,807,532 entitled "Method of soliciting a user to input survey data at an electronic commerce terminal";

•	U.S. Patent No. 6,853,894 entitled "Global network based vehicle safety and security telematics";

•	U.S. Patent No. 6,856,820 entitled "An in-vehicle device for wirelessly connecting a vehicle to the internet and for transacting e-commerce and e-business";

•	U.S. Patent No. 6,895,310 entitled "Vehicle related wireless scientific instrumentation telematics";

•	U.S. Patent No. 6,898,942 entitled "Method and apparatus for conserving power consumed by a refrigerated appliance";

•	U.S. Patent No. 6,931,869 entitled "Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode";

•	U.S. Patent No. 6,975,926 entitled "Method and apparatus for power management control of a compressor-based appliance that reduces electrical power consumption on an appliance";

•	U.S. Patent No. 7,003,289 entitled "Communication interface device for managing wireless data transmission between a vehicle and the internet";

•	U.S. Patent No. 7,076,329 entitled "Cashless vending transaction management by a Vend Assist mode of operation";

•	U.S. Patent No. 7,089,209 entitled "Method for revaluing a phone card";

•	U.S. Patent No. 7,131,575 entitled "MDB transaction string effectuated cashless vending";

•	Canadian Patent No. D199-1014 entitled "Sign holder";

•	Canadian Patent No. D199-1038 entitled "Laptop data port enclosure";

•	Canadian Patent No. 2,291,015 entitled "Universal interactive advertising and payment system for public access electronic commerce and business related products and services";

•	Australian Patent No. 2001263356 entitled "Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode"; and

•	Mexican Patent No. 234363 entitled "Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode".

The Company believes that one or more of its patents, including the U.S. patent No. 6,505,095 entitled "System for providing remote audit, cashless payment, and interactive transaction capabilities in a vending machine", are important in protecting its intellectual property used in its e-Port® control system targeted to the vending industry. The aforesaid patent expires in July 2021. Reference is hereby made to our risk factors relating to our intellectual property.

The Company has filed for the reexamination of U.S. Patent No. 7,131,575 (reexamination control no. 90/008,437) and for the reexamination of U.S. Patent No. 6,505,095 (reexamination control no. 90/008,448).

RESEARCH AND DEVELOPMENT

Research and development expenses, which are included in general and administrative and compensation expense in the Consolidated Statements of Operations, were approximately $1,355,000, $974,000, and $1,364,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

EMPLOYEES

On August 31, 2007, the Company had 70 full-time employees and 13 part-time employees.

Item 1A. Risk Factors

We have a history of losses since inception and if we continue to incur losses the price of our shares can be expected to fall.

We have experienced losses since inception. We expect to continue to incur losses for the foreseeable future as we expend substantial resources on sales, marketing, and research and development of our products. From our inception through June 30, 2007, our cumulative losses from operations are approximately $146 million. For our fiscal years ended June 30, 2007, 2006 and 2005, we have incurred net losses of $17,782,458, $14,847,076 and $15,499,190, respectively. If we continue to incur losses, the price of our common stock can be expected to fall.

Our existence is dependent on our ability to raise capital that may not be available.

There is currently limited experience upon which to assume that our business will prove financially profitable or generate sufficient revenues to cover our expenses. From inception, we have generated funds primarily through the sale of securities. Although we believe that we have adequate existing resources to provide for our funding requirements through at least June 30, 2008, there can be no assurances that we will be able to continue to generate sufficient funds thereafter. We expect to raise funds in the future through sales of our debt or equity securities until such time, if ever, as we are able to operate profitably. During the year ended June 30, 2007, cash used in operating activities was approximately $1,140,000 per month. Using the actual cash requirements for the prior fiscal year for estimating cash requirements for the entire year ending June 30, 2008 (which assumes a static level of revenues), cash requirements for fiscal year 2008, including requirements for capital expenditures and repayments of long-term debt, would be approximately $14,600,000. Subsequent to June 30, 2008, our inability to obtain needed funding can be expected to have a material adverse effect on our operations and our ability to achieve profitability. If we fail to generate increased revenues or fail to sell additional securities you may lose all or a substantial portion of your investment.

We may be required to incur further debt to meet future capital requirements of our business. Should we be required to incur additional debt, the restrictions imposed by the terms of our debt could adversely affect our financial condition and our ability to respond to changes in our business.

If we incur additional debt, we may be subject to the following risks:

•	our vulnerability to adverse economic conditions and competitive pressures may be heightened;

•	our flexibility in planning for, or reacting to, changes in our business and industry may be limited;

•	we may be sensitive to fluctuations in interest rates if any of our debt obligations are subject to variable interest rates; and

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

We cannot assure you our leverage and such restrictions will not materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. In addition, we cannot assure you additional financing will be available when required or, if available, will be on terms satisfactory to us.

The loss of one or more of our key customers could significantly reduce our revenues and profits.

We have derived, and believe we may continue to derive, a significant portion of our revenues from a limited number of large customers. Approximately 41% and 39% of the Company's accounts and finance receivables at June 30, 2007 and 2006, respectively, were concentrated with two customers each year. Approximately 40%, 29% and 11% of the Company's revenues for the year ended June 30, 2007, 2006 and 2005, respectively, were concentrated with one, two and one customer(s), respectively. Our customers may buy less of our products or services depending on their own technological developments, end-user demand for our products and internal budget cycles. A major customer in one year may not purchase any of our products or services in another year, which may negatively affect our financial performance. If any of our large customers significantly reduce or delay purchases from us or if we are required to sell products to them at reduced prices or unfavorable terms, our results of operations and revenue could be materially adversely affected.

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

We are dependent on key management personnel, particularly the Chairman and Chief Executive Officer, George R. Jensen, Jr. The loss of services of Mr. Jensen or other executive officers would dramatically affect our business prospects. Certain of our employees are particularly valuable to us because:

•	they have specialized knowledge about our company and operations;

•	they have specialized skills that are important to our operations; or

•	they would be particularly difficult to replace.

We have entered into an employment agreement with Mr. Jensen that expires on June 30, 2009. We have also entered into employment agreements with other executive officers, each of which contain confidentiality and non-compete agreements. We have obtained a key man life insurance policy in the amount of $2,000,000 on Mr. Jensen and a key man life insurance policy in the amount of $1,000,000 on our President, Stephen P. Herbert. We do not have and do not intend to obtain key man life insurance coverage on any of our other executive officers. As a result, we are exposed to the costs associated with the death of these key employees.

We also may be unable to retain other existing senior management, sales personnel and development and engineering personnel critical to our ability to execute our business plan, which could result in harm to key customer relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs.

Our dependence on proprietary technology and limited ability to protect our intellectual property may adversely affect our ability to compete.

Challenge to our ownership of our intellectual property could materially damage our business prospects. Our technology may infringe upon the proprietary rights of others. Our ability to execute our business plan is dependent, in part, on our ability to obtain patent protection for our proprietary products, maintain trade secret protection and operate without infringing the proprietary rights of others.

Through August 31, 2007, we have 27 pending patent applications, and intend to file applications for additional patents covering our future products, although there can be no assurance that we will do so. In addition, there can be no assurance that we will maintain or prosecute these applications. The United States Government and other countries have granted us 66 patents as of August 31, 2007. There can be no assurance that:

•	any of the remaining patent applications will be granted to us;

•	we will develop additional products that are patentable or do not infringe the patents of others;

•	any patents issued to us will provide us with any competitive advantages or adequate protection for our products;

•	any patents issued to us will not be challenged, invalidated or circumvented by others; or

•	any of our products would not infringe the patents of others.

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

If we are unable to adequately protect our proprietary technology, third parties may be able to compete more effectively against us, which could result in the loss of customers and our business being adversely affected. Patent and proprietary rights litigation entails substantial legal and other costs, and diverts company resources as well as the attention of our management. There can be no assurance we will have the necessary financial resources to appropriately defend or prosecute our rights in connection with any such litigation.

Competition from others with greater resources could prevent the Company from increasing revenue and achieving profitability.

Competition from other companies that are well established and have substantially greater resources may reduce our profitability or reduce our business opportunities. Many of our competitors have established reputations for success in the development, sale and service of high quality products. We face competition from the following groups:

•
companies offering automated, credit card activated control systems in connection with facsimile machines, personal computers, debit card purchase/revalue stations, and use of the Internet and e-mail which directly compete with our products;

•
companies which have developed unattended, credit card activated control systems currently used in connection with public telephones, prepaid telephone cards, gasoline dispensing machines, or vending machines and are capable of developing control systems in direct competition with the Company; and

•
businesses which provide access to the Internet and personal computers to hotel guests. Although these services are not credit card activated, such services would compete with the Company's Business Express®.

In addition, it is also possible that a company not currently engaged in any of the businesses described above could develop services and products that compete with our services and products. Competition may result in lower profit margins on our products or may reduce potential profits or result in a loss of some or all of our customer base. To the extent that our competitors are able to offer more attractive technology, our ability to compete could be adversely affected.

The termination of any of our relationships with third parties upon whom we rely for supplies and services that are critical to our products could adversely affect our business and delay achievement of our business plan.

We depend on arrangements with third parties for a variety of component parts used in our products. We have contracted with various suppliers to assist us to develop and manufacture our e-Port® products and with various suppliers to manufacture our energy miser products. For other components, we do not have supply contracts with any of our third-party suppliers and we purchase components as needed from time to time. We have contracted with IBM and DBSi to host our network in a secure, 24/7 environment to ensure the reliability of our network services. We also have contracted with multiple land-based telecommunications providers to ensure the reliability of our land-based network. If these business relationships are terminated, the implementation of our business plan may be delayed until an alternative supplier or service provider can be retained. If we are unable to find another source or one that is comparable, the content and quality of our products could suffer and our business, operating results and financial condition could be harmed.

A disruption in the manufacturing capabilities of our third-party manufacturers, suppliers or distributors would negatively impact our ability to meet customer requirements.

We depend upon third-party manufacturers, suppliers and distributors to deliver components free from defects, competitive in functionality and cost, and in compliance with our specifications and delivery schedules. Since we generally do not maintain large inventories of our products or components, any termination of, or significant disruption in, our manufacturing capability or our relationship with our third-party manufacturers or suppliers may prevent us from filling customer orders in a timely manner.

We have occasionally experienced, and may in the future experience, delays in delivery of products and delivery of products of inferior quality from third-party manufacturers. Although alternate manufacturers and suppliers are generally available to produce our products and product components, the number of manufacturers or suppliers of some of our products and components is limited, and a qualified replacement manufacturer or supplier could take several months. In addition, our use of third-party manufacturers reduces our direct control over product quality, manufacturing timing, yields and costs. Disruption of the manufacture or supply of our products and components, or a third-party manufacturer’s or supplier’s failure to remain competitive in functionality, quality or price, could delay or interrupt our ability to manufacture or deliver our products to customers on a timely basis, which would have a material adverse effect on our business and financial performance.

Our reliance on our wireless telecommunication service provider exposes us to a number of risks over which we have no control, including risks with respect to increased prices and termination of essential services.

The operation of our wirelessly networked devices depends upon the capacity, reliability and security of services provided to us by our wireless telecommunication services provider, AT&T Mobility. We have no control over the operation, quality or maintenance of these services or whether the vendor will improve its services or continue to provide services that are essential to our business. In addition, our wireless telecommunication services provider may increase its prices at which it provides services, which would increase our costs. If our wireless telecommunication services provider were to cease to provide essential services or to significantly increase its prices, we could be required to find alternative vendors for these services. With a limited number of vendors, we could experience significant delays in obtaining new or replacement services, which could lead to slowdowns or failures of our network. In addition, we may have to replace our existing e-Port devices that are already installed in the marketplace. This could significantly harm our reputation and could cause us to lose customers and revenues.

Our products may contain defects that may be difficult or even impossible to correct, which could result in lost sales, additional costs and customer erosion.

We offer technically complex products which, when first introduced or released in new versions, may contain software or hardware defects that are difficult to detect and correct. The existence of defects and delays in correcting them could result in negative consequences, including the following:

•	delays in shipping products;

•	cancellation of orders;

•	additional warranty expense;

•	delays in the collection of receivables;

•	product returns;

•	the loss of market acceptance of our products;

•	diversion of research and development resources from new product development; and

•	inventory write-downs.

Even though we test all of our products, defects may continue to be identified after products are shipped. In past periods, we have experienced various issues in connection with product launches, including the need to rework certain products and stabilize product designs. Correcting defects can be a time-consuming and difficult task. Software errors may take several months to correct, and hardware errors may take even longer.

We may accumulate excess or obsolete inventory that could result in unanticipated price reductions and write downs and adversely affect our financial results.

Managing the proper inventory levels for components and finished products is challenging. In formulating our product offerings, we have focused our efforts on providing our customers products with greater capability and functionality, which requires us to develop and incorporate the most current technologies in our products. This approach tends to increase the risk of obsolescence for products and components we hold in inventory and may compound the difficulties posed by other factors that affect our inventory levels, including the following:

•	the need to maintain significant inventory of components that are in limited supply;

•	buying components in bulk for the best pricing;

•	responding to the unpredictable demand for products;

•	responding to customer requests for short lead-time delivery schedules;

•	failure of customers to take delivery of ordered products; and

•	product returns.

If we accumulate excess or obsolete inventory, price reductions and inventory write-downs may result, which could adversely affect our results of operation and financial condition.

We may not be able to adapt to changing technology and our customers’ technology needs.

We face rapidly changing technology and frequent new service offerings by competitors that can render existing services obsolete or unmarketable. Our future depends, in part, on our ability to enhance existing services and to develop, introduce and market, on a timely and cost effective basis, new services that keep pace with technological developments and customer requirements. Developing new products and technologies is a complex, uncertain process requiring innovation and accurate anticipation of technological and market trends. When changes to the product line are announced, we will be challenged to manage possible shortened life cycles for existing products, continue to sell existing products and prevent customers from returning existing products. Our inability to respond effectively to any of these challenges may have a material adverse effect on our business and financial success.

Our products may fail to gain widespread market acceptance. As a result, we may not generate sufficient revenues or profit margins to become successful.

There can be no assurances that demand for our products will be sufficient to enable us to generate sufficient revenue or become profitable. Likewise, no assurance can be given that we will be able to install the e-Ports at enough locations or sell equipment utilizing our network or our energy management products to enough locations to achieve significant revenues or that our operations can be conducted profitably. Alternatively, the locations which would utilize the network may not be successful locations and our revenues would be adversely affected. We may in the future lose locations utilizing our products to competitors, or may not be able to install our products at competitors’ locations. In addition, there can be no assurance that our products could evolve or be improved to meet the future needs of the market place.

Our internal control over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to its effectiveness, which could have a significant and adverse effect on our business and reputation.

We are evaluating our internal control over financial reporting in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder, which we refer to as Section 404. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. At the present time, we anticipate the management certification requirement of Section 404 will initially apply to our Annual Report on Form 10-K for our fiscal year ended June 30, 2008 and the auditor attestation requirement for our fiscal year ended June 30, 2009. However, as we are still in the evaluation process, we may identify conditions that may result in significant deficiencies or material weaknesses in the future. A material weakness is a significant deficiency, as currently defined by the Public Accounting Oversight Board (“PCAOB”), or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions. Auditing Standard No. 5 was approved by the Securities and Exchange Commission on July 25, 2007 and is effective for audits of internal control over financial reporting required by Section 404(b) of the Sarbanes-Oxley Act of 2002 for fiscal years ending on or after November 15, 2007.

We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our internal controls would be considered ineffective for purposes of Section 404, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results.

Security is vital to our customers and therefore breaches in the security of transactions involving our products or services could adversely affect our reputation and results of operations.

Protection against fraud is of key importance to purchasers and end-users of our products. We incorporate security features, such as encryption software and secure hardware, into our products to protect against fraud in electronic payment transactions and to ensure the privacy and integrity of consumer data. Our products may be vulnerable to breaches in security due to defects in the security mechanisms, the operating system and applications or the hardware platform. Security vulnerabilities could jeopardize the security of information transmitted or stored using our products. In general, liability associated with security breaches of a certified electronic payment system belongs to the institution that acquires the financial transaction. In addition, we have not experienced any material security breaches affecting our business. However, if the security of the information in our products is compromised, our reputation and marketplace acceptance of our products will be adversely affected, which would adversely affect our results of operations, and subject us to potential liability.

Credit card issuers have promulgated credit card security guidelines as part of their ongoing efforts to battle identity theft and credit card fraud.

We continue to work with credit card issuers to assure that our products and services comply with these rules. There can be no assurances, however, that our products and services are invulnerable to unauthorized access or hacking. When there is unauthorized access to credit card data that results in financial loss, there is the potential that parties could seek damages from us.

We are subject to laws and regulations that affect the products, services and markets in which we operate. Failure by us to comply with these laws or regulations would have an adverse effect on our business, financial condition, or results of operations.

We are, among other things, subject to banking regulations and credit card association regulations. Failure to comply with these regulations may result in the suspension or revocation of our business, the limitation, suspension or termination of service, and/or the imposition of fines that could have an adverse effect on our financial condition. Additionally, changes to legal rules and regulations, or interpretation or enforcement thereof, could have a negative financial effect on us or our product offerings. The payment processing industry may become subject to regulation as a result of recent data security breaches that have exposed consumer data to potential fraud. To the extent this occurs, we could be subject to additional technical, contractual or other requirements as a condition of our continuing to conduct our payment processing business. Our failure to properly comply with these standards and regulations could result in lost product sales and significant costs associated with required remedial measures or production stoppages, any of which could have a material adverse effect on our business and financial performance.

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

In addition, our articles of incorporation prohibit the declaration of any dividends on the Common Stock unless and until all unpaid and accumulated dividends on the Series A preferred stock have been declared and paid. Through June 30, 2007, the unpaid and cumulative dividends on the series A preferred stock equal $8,992,712. The unpaid and cumulative dividends on the series A preferred stock are convertible into shares of common stock at the rate of $1000 per share at the option of the shareholder. Through June 30, 2007, $2,439,920 of unpaid and cumulative dividends on the Series A Preferred Stock were converted into 1,219 shares of common stock.

Sales of shares eligible for future sale from exercise of warrants and options and our 2006-B Common Stock Agreement could depress the market price of our Common Stock.

As of June 30, 2007, we had issued and outstanding options to purchase 163,000 shares of our common stock, warrants to purchase 1,704,175 shares, and 86,908 shares eligible for sale under our 2006-B Common Stock Agreement with Steve Illes. The shares underlying 117,667 of these options, 870,842 of these warrants, and all of the shares underlying the 2006-B Common Stock Agreement have been registered and may be freely sold upon issuance. Market sales of large amounts of our common stock, or the potential for those sales even if they do not actually occur, may have the effect of depressing the market price of our common stock. In addition, if our future financing needs require us to issue additional shares of common stock or securities convertible into common stock, or the increase of the number of shares eligible for sale to Mr. Illes under our agreements with him, the supply of common stock available for resale could be increased which could stimulate trading activity and cause the market price of our common stock to drop, even if our business is doing well.

The limited prior public market and trading market may cause possible volatility in our stock price.

The overall market for securities in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of our Common Stock is expected to be subject to significant fluctuations including, but not limited to, the following:

•	quarterly variations in operating results and achievement of key business metrics;

•	changes in earnings estimates by securities analysts, if any;

•	any differences between reported results and securities analysts’ published or unpublished expectations;

•	announcements of new contracts or service offerings by us or our competitors;

•	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;

•	demand for our services and products;

•	shares being sold pursuant to Rule 144 or upon exercise of warrants; and

•	general economic or stock market conditions unrelated to our operating performance.

These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our Common Stock.

The substantial market overhang of our shares will tend to depress the market price of our shares.

The substantial number of our shares currently eligible for sale in the open market will tend to depress the market price of our shares. As of June 30, 2007, these shares consisted of the following:

- 11,810,849 shares of Common Stock
- 5,203 shares of Preferred Stock
- 8,992 shares issuable upon conversion of the accrued and unpaid dividends on the Series A Preferred Stock
- 988,509 shares underlying vested Common Stock options and warrants
- 86,908 shares issuable under the 2006-B Common Stock Agreement with Steve Illes; and
- 87,987 shares issuable under our 2007-A Stock Compensation Plan.

Director and officer liability is limited.

As permitted by Pennsylvania law, our by-laws limit the liability of our directors for monetary damages for breach of a director's fiduciary duty except for liability in certain instances. As a result of our by-law provisions and Pennsylvania law, shareholders may have limited rights to recover against directors for breach of fiduciary duty. In addition, our by-laws and indemnification agreements entered into by the Company with each of the officers and Directors provide that we shall indemnify our directors and officers to the fullest extent permitted by law.

Our publicly-filed reports are reviewed by the SEC from time to time and any significant changes required as a result of any such review may result in material liability to us, and have a material adverse impact on the trading price of our Common Stock.

The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements and to enhance the overall effectiveness of companies’ public filings, and comprehensive reviews of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply in all material respects with the published SEC rules and regulations, we could be required to modify or reformulate information contained in prior filings as a result of an SEC review. Any modification or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of our Common Stock.

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

Item 2. Properties.

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

The Company also leases 9,084 square feet of space, located in Malvern, Pennsylvania, on a month-to-month basis for a monthly payment of approximately $8,000. During January 2007, the Company entered into an amendment to the lease covering 4,293 additional square feet that is contiguous to its existing space. The lease term was extended to December 31, 2010, and the amendment provides for a rent of $13,377 per month with escalating rental payments through the remainder of the lease. During prior years, the facility was solely used to warehouse product. All product warehousing, shipping and customer support was transferred to this location from the executive office location during the first quarter of fiscal year 2005.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on May 11, 2007. The only matters voted upon were the election of seven directors and ratification of the appointment of the independent registered public accounting firm of the Company. No other business came before the meeting.

The result of the voting in the election of directors was as follows:

Director Nominees	For	Withheld

George R. Jensen, Jr.	6,655,406	475,510
Stephen P. Herbert	6,674,104	456,812
William L. Van Alen, Jr.	6,662,109	468,807
Steven Katz	6,826,820	304,096
Douglas M. Lurio	6,672,663	458,253
Stephen W. McHugh	6,811,436	319,480
Joel Brooks	6,826,727	304,189

The shareholders ratified the appointment of Goldstein Golub Kessler LLP as the independent registered public accounting firm of the Company for fiscal year 2007 by a vote of 7,033,337 for, 92,467 against and 5,111 abstain.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Common Stock of the Company has been trading on The NASDAQ Capital Market under the symbol USAT since March 19, 2007. Prior thereto, the Common Stock of the Company was traded on the OTC Electronic Bulletin Board under the symbol USAT.  Commencing August 1, 2007 the Company began trading on the NASDAQ Global Market.

The high and low bid prices on the OTC Electronic Bulletin Board and the high low sales prices on The NASDAQ Capital Market, as the case may be, for the Common Stock were as follows. The quotations on the OTC Electronic Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year ended June 30, 2007	High	Low
First Quarter (through September 30, 2006)	$6.30	$6.00
Second Quarter (through December 31, 2006)	$7.65	$4.90
Third Quarter (through March 31, 2007)	$9.01	$5.50
Fourth Quarter (through June 30, 2007)	$12.75	$7.71

Year ended June 30, 2006
First Quarter (through September 30, 2005)	$16.80	$12.00
Second Quarter (through December 31, 2005)	$13.10	$8.50
Third Quarter (through March 31, 2006)	$14.00	$10.10
Fourth Quarter (through June 30, 2006)	$8.95	$6.50

On August 31, 2007 there were 1,246 record holders of the Common Stock and 494 record holders of the Preferred Stock.

The holders of the Common Stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company's Common Stock or Preferred Stock. No dividend may be paid on the Common Stock until all accumulated and unpaid dividends on the Preferred Stock have been paid. As of June 30, 2007, such accumulated unpaid dividends amounted to $8,992,712.

As of June 30, 2007, equity securities authorized for issuance by the Company with respect to compensation plans were as follows:

Number of
	securities	Weighted	Number of
	to be issued	average	securities
	upon exercises	exercise price	remaining
	of outstanding	of outstanding	available
	options and	options and	for future
Plan category	warrants	warrants	issuance
Equity compensation plans approved by security holders	None	Not applicable	None

Equity compensation plans not approved by security holders	163,000(a)	$7.75	1,078,707(b)

a) Represents stock options outstanding as of June 30, 2007 for the purchase of shares of Common Stock of the Company expiring at various times from July 2007 through June 2013. All such options, were granted to employees and directors of the Company. Exercise prices for all the options outstanding were at prices that were either equal to or greater than the market price of the Company's Common Stock on the dates the options were granted.

b) Represents 140,000 shares of Common Stock issuable to the Company's Chief Executive Officer under the terms of his employment agreement plus 87,987 shares of Common Stock issuable under the Company's 2007-A Stock Compensation Plan and 850,720 shares of Common Stock issuable under the Long-Term Equity Incentive Program adopted in February 2007.

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

The Company's Board of Directors established and authorized the 2007-A Stock Compensation Plan in February 2007 for use in compensating employees, directors and consultants through the issuance of shares of Common Stock of the Company. There were 100,000 shares authorized under the Plan. The underlying shares for the Plan have been registered with the Securities and Exchange Commission as an employee benefit plan under Form S-8. As of June 30, 2007 there were 87,987 shares available for future issuance under the Plan.

As of June 30, 2007, shares of Common Stock reserved for future issuance were as follows:

-	163,000 shares issuable upon the exercise of stock options at exercise prices ranging from $7.50 to $20 per share

-	1,704,175 shares issuable upon the exercise of common stock warrants at exercise prices ranging from $6.40 to $20 per share

-	14,195 shares issuable upon the conversion of outstanding Preferred Stock and cumulative Preferred Stock dividends

-	86,908 shares issuable to an accredited investor under the 2006-B Common Stock Agreement

-	952,298 shares issuable under the Long-Term Equity Incentive Program adopted in February 2007

-	87,987 shares issuable the 2007-A Stock Compensation Plan; and

-	140,000 shares issuable to Mr. Jensen under his employment agreement upon the occurrence of a USA Transaction

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended June 30, 2007, the Company issued to Mr. Steve Illes 378,836 shares of Common Stock for an aggregate purchase price of $3,473,000 pursuant to the 2006-B Common Stock Agreement dated September 25, 2006, between Mr. Illes and the Company. The offer and sale of the shares were exempt from registration under Rule 506 promulgated under Section 4(2) of the Act. Mr. Illes is an accredited investor, made appropriate investment representations, was afforded access to all public filings and all other information that the Company could reasonably obtain. As agreed between Mr. Illes and the Company, the shares issued to Mr. Illes were registered for resale under the Act.

PERFORMANCE GRAPH

The following graph shows a comparison of the 5-year cumulative total shareholder return for our common stock with the NASDAQ Composite Index and the Dow Jones Technology 9000 Index for small cap companies in the United States. The graph assumes a $100 investment on June 30, 2002 in our common stock and in the NASDAQ Composite Index and the Dow Jones Technology 9000 Index, including reinvestment of dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

Among USA Technologies, Inc., The NASDAQ Composite Index and The Dow Jones Technology Index

Total Return For	6/02	6/03	6/04	6/05	6/06	6/07

USA Technologies, Inc.	100	210.40	89.42	78.90	41.29	42.92
NASDAQ Composite	100	110.90	139.93	140.58	148.43	177.90
Dow Jones Technology 9000	100	115.73	157.21	136.84	157.94	186.25

The information in the performance graph is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of the Securities Exchange At of 1934, as amended, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such a filing. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.

	Year ended June 30

	2007	2006	2005	2004	2003
OPERATIONS DATA

Revenues	$9,158,012	$6,414,803	$4,677,989	$5,632,815	$2,853,068

Net loss	(17,782,458)	(14,847,076)	(15,499,190)	(21,426,178)	(21,965,499)

Cumulative preferred dividends	(781,451)	(783,289)	(784,113)	(786,513)	(793,586)
Loss applicable to common shares	$(18,563,909)	(15,630,365)	$(16,283,303)	$(22,212,691)	$(22,759,085)

Loss per common share (basic and diluted)	$(2.13)	$(3.15)	$(4.18)	$(7.70)	$(20.36)

Cash dividends per common share	$--	$--	$--	$--	$--

BALANCE SHEET DATA
Total assets	$34,491,497	$23,419,466	$23,391,765	$25,880,577	$17,892,681
Convertible Senior Notes and other long-term debt	$1,029,745	$7,780,853	$9,337,300	$7,273,056	$9,213,699
Shareholders' equity	$28,084,206	$11,177,064	$9,309,185	$14,108,662	$3,692,083

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. The Company tests goodwill for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a discounted cash flow analysis to complete the first step in this process. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill as a result of its testing on April 1, 2005, April 1, 2006 and April 1, 2007.

Patents, trademarks and the non-compete agreement are carried at cost less accumulated amortization, which is calculated on a straight-line basis over their estimated economic life. The Company reviews intangible for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The amount of the impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value.

Intangible assets include patents, trademarks and non-compete arrangements purchased in acquisitions. Amortization expense related to these intangible assets was $1,236,600, $1,236,600, and $1,236,600 during the years ended June 30, 2007, 2006, and 2005, respectively.

INVESTMENTS

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

As of June 30, 2007, available-for-sales securities consisted of auction market securities. There was no unrealized gain (loss) as of June 30, 2007.

FORWARD LOOKING STATEMENTS

This Form 10-K contains certain forward looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, "believes," "expects," "anticipates," or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company's actual results to differ materially from those projected, include, for example (i) the ability of the Company to generate sufficient sales to generate operating profits, or to sell products at a profit, (ii) the ability of the Company to raise funds in the future through sales of securities, (iii) whether the Company is able to enter into binding agreements with third parties to assist in product or network development, (iv) the ability of the Company to commercialize its developmental products, or if actually commercialized, to obtain commercial acceptance thereof, (v) the ability of the Company to compete with its competitors to obtain market share, (vi) the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations, or to fund development and marketing of its products; (vii) the ability of the Company to obtain approval of its pending patent applications, (viii) the ability of the Company to satisfy its trade obligations included in accounts payable and accrued liabilities; (ix) the ability of the Company to predict or estimate its future quarterly or annual revenues given the developing and unpredictable market for its products and the lack of established revenues; (x) the ability of the Company to retain key customers from whom a significant portion of its revenues is derived; and (xi) the ability of a key customer to reduce or delay purchasing products from the Company . Although the Company believes that the forward looking statements contained herein are reasonable, it can give no assurance that the Company's expectations will be met.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2007

Revenues for the fiscal year ended June 30, 2007 were $9,158,012, an increase of $2,743,609 or 43% from the fiscal year ended June 30, 2006. This increase was primarily attributed to increased sales in our vending product lines. Revenues are discussed in more detail as follows:

Equipment sales: Revenues from equipment sales increased to $7,454,076 from $5,198,360 in the prior fiscal year, an increase of $2,256,116 or 43%. This increase was primarily attributed to increased sales in our vending equipment sales ($3,176,000) relating primarily to our seeding initiative with MasterCard Worldwide and other sales  offset by decreases in our energy ($625,000), business center ($230,000) and laundry equipment sales ($120,000).

License and transaction fees: Revenues from license and transaction fees increased $487,493 or 40% from $1,216,443 to $1,703,936 for the fiscal years ended June 30, 2006 and 2007, respectively. This increase was primarily due to an increase in license and transaction fees from our Intelligent Vending and eSuds products due to the increased number of devices connected to our USALive® network.

Cost of equipment for the fiscal year ended June 30, 2007 was $6,442,627, compared to $3,549,450 for the fiscal year ended June 30, 2006. The increase of $2,893,177 was primarily due to an increase in vending equipment sales relating primarily to our seeding initiative with MasterCard Worldwide.

Cost of services for the fiscal year ended June 30, 2007 was $1,369,152, compared to $855,007 for the fiscal year ended June 30, 2006. The increase of $514,145 was primarily due to the increase in the number of e-Ports connected to our network relating primarily to our seeding initiative with MasterCard Worldwide.

Gross profit for the fiscal year ended June 30, 2007 was $1,346,233, compared to $2,010,346 for the fiscal year ended June 30, 2006. The decrease of $664,113 was due to an increase in sales of our vending products as part of a seeding program. Specifically, we increased the sale of our e-Ports at or near cost pursuant to our seeding program with MasterCard Worldwide which had the effect of reducing our margins. Product pricing under this program does not reflect the Company’s current retail pricing.

Total operating expenses for the fiscal year ended June 30, 2007 was $16,454,809, an increase of $2,662,664 or 19% over the prior fiscal year. The components of operating expenses (general and administrative, compensation, and depreciation and amortization) and the causes of this increase are explained in further detail, below:

General and administrative expenses increased from $5,200,116 for the fiscal year ended June 30, 2006 to $5,856,868 for the fiscal year ended June 30, 2007, an increase of $656,752 or 13%. The increase is due to an increase in consulting expenses of approximately $516,000, primarily related to Sarbanes-Oxley implementation costs and the setup of an equipment leasing program, and an increase in legal fees of approximately $290,000 related to intellectual property protection, offset by a reduction in royalty expenses of approximately $150,000 due to the end of the energy management product royalty term agreement.

Compensation expense increased from $6,892,436 to $8,849,288 for the fiscal year ended June 30, 2006 and 2007, respectively, a $1,956,852 or 28% increase over the prior fiscal year. This increase is due to stock bonuses awarded to executive officers through the Long-Term Equity Incentive Program, which resulted in a charge of $599,311, and   due to an increase in the number of full-time and part-time employees during the fiscal year.

Total interest expense increased to $2,984,950 for the fiscal year ended June 30, 2007 from $2,878,966 in the prior fiscal year, an increase of $105,984 or 4%. The increase is a result of the repayment of all remaining outstanding Senior Notes, which resulted in expensing all of the remaining unamortized beneficial conversion features for the outstanding Senior Notes.

The fiscal year ended June 30, 2007 resulted in a net loss of $17,782,458 (approximately $5.8 million of non-cash charges) compared to a net loss of $14,847,076 (approximately $4.0 million of non-cash charges) for the prior fiscal year.

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

Cost of equipment for the fiscal year ended June 30, 2006 was $3,549,450, compared to $2,430,649 for the fiscal year ended June 30, 2005.  The increase of $1,118,801 was primarily due to an increase in equipment sales from our energy, vending and laundry products.

Cost of services for the fiscal year ended June 30, 2006 decreased to $193,017 from $1,048,024 to $855,007 for the fiscal years ended June 30, 2005 and 2006, respectively.  This decrease was primarily due to a decrease in software development costs.

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

Depreciation and amortization expense for the fiscal year ended June 30, 2006 was $1,699,593, compared to $1,600,120 for the prior fiscal year, a $99,473 or 6% increase. This increase was attributable to an increased amount of depreciation expense resulting from approximately $842,000 in property, plant and equipment purchases during the fiscal year.  The majority of the purchases relate to the purchase and implementation of Oracle’s e-Business Suite, an enterprise management system, and product development software.

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

For the fiscal year ended June 30, 2006, the Company recorded a contingent loss accrual related to a proposed settlement agreement with Swartz Private Equity, LLC, resulting in a contingent loss of $270,000. There were no such losses in the current or prior fiscal years.

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

Cost of equipment for the fiscal year ended June 30, 2005 was $2,430,649, compared to $2,502,743 for the fiscal year ended June 30, 2004.  The decrease of $72,094 was primarily due to a decrease in equipment sales as previously discussed.

Cost of services for the fiscal year ended June 30, 2005 was $1,048,024, compared to $828,289 for the fiscal year ended June 30, 2004.  The increase of $219,735 was primarily due to an increase in the number of installed business centers.

Software development amortization costs charged to cost of sales decreased to $0 from $998,660 for the fiscal years ended June 30, 2005 and 2004, respectively.  This decrease of $998,660 was due to the fact that software development costs were fully amortized during the year ended June 30, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2007, net cash of $13,678,043, was used by operating activities, primarily due to the net loss of $17,782,458 offset by non-cash charges totaling $5,831,362 for transactions involving the issuance of Common Stock for services and legal settlements, stock option compensation charges, depreciation and amortization of assets, amortization of debt discount, and a gain on the repayment of Senior Notes. In addition to these non-cash charges, the Company's net operating assets increased by $1,726,947, primarily due to an increase in both accounts receivables and inventory, partially offset by an increase in accounts payable.

For the year ended June 30, 2007, net cash used in investing activities was $6,876,615, comprised of purchases of property and equipment of $526,615, primarily consisting of our implementation of Oracle’s e-Business Suite and software for product development, and the purchase of available-for-sale securities of $7,000,000 offset by the sale of available-for-sale securities of $650,000.

Proceeds from financing activities for the year ended June 30, 2007 provided $22,851,701 of funds, which were necessary to support cash used in operating activities. Net proceeds of $30,989,109 were realized from the issuance of Common Stock and $470,000 of proceeds from a loan agreement. These proceeds were reduced by repayments of long-term debt ($305,732) and Senior Notes less discount ($8,301,676).

The Company has incurred losses since inception. Cumulative losses through June 30, 2007 amounted to approximately $145,700,000. The Company has continued to raise capital through equity and debt offerings to fund operations.

During the year ended June 30, 2007, cash used in operating activities was approximately $1,140,000 per month. Using the prior fiscal year as a basis for estimating cash requirements for the year ending June 30, 2008 (which assumes a static level of revenues), cash requirements for the fiscal year 2008, including requirements for capital expenditures and repayments of long-term debt, would be approximately $14,600,000.

As of June 30, 2007, the Company had approximately $5,164,000 of cash and cash equivalents on hand and $6,350,000 of available-for-sale securities.

On September 25, 2006, the Company entered into a Common Stock Purchase Agreement (the “2006-B Common Stock Agreement”) with Steven Illes, as more fully described in the Consolidated Financial Statements, pursuant to which he agreed to purchase shares with an aggregate purchase price not to exceed $15,000,000. From July 1, 2007 through September 14, 2007, the Company issued an additional 394,385 shares to Mr. Illes under the agreement for total gross proceeds of $2,947,500. Of the $15,000,000, $12,274,243 in gross proceeds have been received through September 14, 2007, leaving $2,725,757 of available funds through the expiration date of the agreement on August 30, 2009.

Funding sources in place to meet the Company's cash requirements for the year ending June 30, 2008 are primarily comprised of approximately $5,164,000 in cash and cash equivalents on hand as of June 30, 2007, $6,350,000 of available-for-sale securities as of June 30, 2007, $2,947,500 of gross proceeds raised from July 1 through September 14 described above, and the proceeds that are still available under the 2006-B Common Stock Agreement, all totaling $17,187,257 as detailed above. The Company believes these existing sources will provide sufficient funds to meet its cash requirements through at least June 30, 2008.

During the 2008 fiscal year, the Company intends to continue to attempt to improve its business model and financial results. In this regard, we are considering an e-Port rental program under which our customer would not purchase the unit from us but would pay a higher monthly service fee in order to compensate us for the use of the unit. Under this arrangement, the Company would retain ownership of the unit. Management believes that this rental business model would accelerate the adoption of its e-Port technology. In order to effectuate this business model, the Company would require significant additional capital which the Company does not have at the present time. The Company is also considering the possibility of becoming a credit card processor (rather than a merchant as is currently the case). We believe that becoming a credit card processor would enable us to increase our processing revenues and gross profits. This initiative would also require significant additional capital which the Company does not have at the present time. Finally, during the first quarter of the 2008 fiscal year, the Company entered into a contract with a manufacturer under which the manufacturer would attempt to produce for us a lower cost e-Port device. If successful, we have committed to purchase at least $3,600,000 of the new e-Port device from this manufacturer over an eighteen month period. We believe that our current financial resources are more than adequate to fund this commitment.

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

Item 8. Financial Statements and Supplementary Data.

USA TECHNOLOGIES, INC.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

Board of Directors and Shareholders of
USA Technologies, Inc.

We have audited the accompanying consolidated balance sheets of USA Technologies, Inc. as of June 30, 2007 and 2006 and the related consolidated statement of operations, shareholders' equity, and cash flows for the years ended June 30, 2007, 2006 and 2005. Our audits also included the June 30, 2007, 2006 and 2005 balances in the financial statement schedule. These consolidated financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Technologies, Inc. at June 30, 2007 and 2006 and the consolidated results of their operations and their cash flows for the years ended June 30, 2007, 2006 and 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related June 30, 2007, 2006 and 2005 balances in the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Goldstein Golub Kessler LLP

New York, NY
September 26, 2007

USA Technologies, Inc.

Consolidated Balance Sheets

	June 30
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$5,163,844	$2,866,801
Available-for-sale-securities	6,350,000	--
Accounts receivable, less allowance for uncollectible accounts of $142,000 and $229,000 as of 2007 and 2006, respectively	2,269,193	1,022,114
Finance receivables	330,692	418,184
Inventory	3,033,792	1,410,812
Prepaid expenses and other current assets	206,508	209,108
Total current assets	17,354,029	5,927,019

Finance receivables, less current portion	279,324	289,389
Property and equipment, net	1,876,754	1,119,304
Intangibles, net	7,122,032	8,358,632
Goodwill	7,663,208	7,663,208
Other assets	196,150	61,914
Total assets	$34,491,497	$23,419,466

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,945,894	$2,448,611
Accrued expenses	1,431,652	2,012,938
Current obligations under long-term debt	514,302	89,917
Convertible senior notes	--	851,486
Total current liabilities	5,891,848	5,402,952

Convertible senior notes, less current portion	--	6,805,403
Long-term debt, less current portion	515,443	34,047
Total liabilities	6,407,291	12,242,402

Commitments and contingencies (Note 14)

Shareholders' Equity:
Preferred stock, no par value: Authorized shares- 1,800,000 Series A convertible preferred- Authorized shares- 900,000 Issued and outstanding shares- 520,392 and 521,542 as of 2007 and 2006, respectively (liquidation preference of $14,196,632 and $13,441,681 as of 2007 and 2006, respectively)	3,686,218	3,694,360
Common stock, no par value: Authorized shares- 640,000,000 Issued and outstanding shares- 11,810,849 and 6,327,175 as of 2007 and 2006, respectively	172,822,868	138,110,126
Accumulated deficit	(148,424,880)	(130,627,422)
Total Shareholders' Equity	28,084,206	11,177,064
Total Liabilities and Shareholders' Equity	$34,491,497	$23,419,466

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Operations

	Year ended June 30
	2007	2006	2005

Revenues:
Equipment sales	$7,454,076	$5,198,360	$3,535,064
License and transaction fees	1,703,936	1,216,443	1,142,925
Total revenues	9,158,012	6,414,803	4,677,989

Cost of equipment	6,442,627	3,549,450	2,430,649
Cost of services	1,369,152	855,007	1,048,024
Gross profit	1,346,233	2,010,346	1,199,316

Operating expenses:
General and administrative	5,856,868	5,200,116	6,429,458
Compensation	8,849,288	6,892,436	5,559,945
Depreciation and amortization	1,748,653	1,699,593	1,600,120
Total operating expenses	16,454,809	13,792,145	13,589,523
Operating loss	(15,108,576)	(11,781,799)	(12,390,207)

Other income (expense):
Interest income	315,827	99,776	61,068
Legal loss contingency	--	(270,000)	-
Interest expense:
Coupon or stated rate	(746,578)	(1,365,860)	(1,256,999)
Non-cash interest and amortization of debt discount	(2,238,372)	(1,513,106)	(1,870,752)
Other loss	(4,759)	(16,087)	(42,300)
Total interest expense	(2,984,950)	(2,878,966)	(3,127,751)
Total other income (expense)	(2,673,882)	(3,065,277)	(3,108,983)
Net loss	(17,782,458)	(14,847,076)	(15,499,190)
Cumulative preferred dividends	(781,451)	(783,289)	(784,113)
Loss applicable to common shares	$(18,563,909)	$(15,630,365)	$(16,283,303)
Loss per common share (basic and diluted)	$(2.13)	$(3.15)	$(4.18)
Weighted average number of common shares outstanding (basic and diluted)	8,702,523	4,965,501	3,894,204

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Shareholders' Equity

	SERIES A			ACCUMULATED
	CONVERTIBLE			OTHER
	PREFERRED	COMMON	SUBSCRIPTIONS	COMPREHENSIVE	ACCUMULATED
	STOCK	STOCK	RECEIVABLE	INCOME	DEFICIT	TOTAL
Balance, June 30, 2004	$3,702,856	$110,635,743	$--	$32,249	$(100,262,186)	$14,108,662
Exercise of 109,942 Common Stock Warrants at $10 per share, net	--	1,094,658	--	--	--	1,094,658
Issuance of 90,351 shares of Common Stock from the conversion of 12% Senior Notes	--	931,208	--	--	--	931,208
Issuance of 8,005 shares of Common Stock for employee compensation	--	107,670	--	--	--	107,670
Issuance of 384,504 shares of Common Stock to an accredited investor at varying prices per share, less issuance costs of $291,166	--	3,779,454	--	--	--	3,779,454
Issuance of 233,333 shares of Common Stock from a private placement at varying prices per share, less issuance costs of $73,103	--	3,426,897	(233,850)	--	--	3,193,047
Cancellation of 7,000 shares of Common Stock in connection with the Bayview acquisition	--	(322,000)	--	--	--	(322,000)
Debt discount related to the beneficial conversion feature on various Senior Notes issued	--	1,944,845	--	--	--	1,944,845
Comprehensive loss:
Net loss	--	--	--	--	(15,499,190)	(15,499,190)
Unrealized loss on investment	--	--	--	(29,169)	--	(29,169)
Total comprehensive loss						(15,528,359)
Balance, June 30, 2005	$3,702,856	$121,598,475	$(233,850)	$3,080	$(115,761,376)	$9,309,185

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Shareholders' Equity (Continued)

	SERIES A			ACCUMULATED
	CONVERTIBLE			OTHER
	PREFERRED	COMMON	SUBSCRIPTIONS	COMPREHENSIVE	ACCUMULATED
	STOCK	STOCK	RECEIVABLE	INCOME	DEFICIT	TOTAL
Issuance of 1,754,428 shares of Common Stock to accredited investors at varying prices per share	$--	$13,747,261	$--	$--	$--	$13,747,261
Exercise of 36,800 2005-D Common Stock Warrants at $10 per share	--	368,000	--	--	--	368,000
Cancellation of 15,590 shares of Common Stock issued as part of the 2005-D private placement	--	(233,850)	233,850	--	--	--
Conversion of 1,200 shares of Preferred Stock to 12 shares of Common Stock	(8,496)	8,496	--	--	--	--
Conversion of $18,320 of cumulative preferred dividends into 18 shares of Common Stock at $1000 per share	--	18,320	--	--	(18,970)	(650)
Issuance of 59,247 shares of Common Stock from the conversion of Senior Notes	--	667,469	--	--	--	667,469
Debt discount related to the beneficial conversion feature on Senior Notes	--	552,263	--	--	--	552,263
Issuance of special purchase rights in conjunction with the 2008-C and 2010-A Senior Notes	--	428,941	--	--	--	428,941
Issuance of 9,500 shares of Common Stock for employee compensation	--	79,195	--	--	--	79,195
Stock option compensation charges	--	875,556	--	--	--	875,556
Comprehensive loss:
Net loss	--	--	--	--	(14,847,076)	(14,847,076)
Unrealized loss on investment	--	--	--	(3,080)	--	(3,080)
Total comprehensive loss						(14,850,156)
Balance, June 30, 2006	$3,694,360	$138,110,126	$--	$--	$(130,627,422)	$11,177,064

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Shareholders' Equity (Continued)

	SERIES A		ACCUMULATED
	CONVERTIBLE		OTHER
	PREFERRED	COMMON	SUBSCRIPTIONS	COMPREHENSIVE	ACCUMULATED
	STOCK	STOCK	RECEIVABLE	INCOME	DEFICIT	TOTAL

Issuance of 2,148,663 shares of common stock to an accredited investor at varying prices per share, less issuance costs of $147,359	$--	$12,974,036	$--	$--	$--	$12,974,036
Issuance of 1,400,000 shares of common stock to an accredited investor at $6.00 per share and 700,017 warrants exercisable at $6.40 per share, less issuance costs of $542,801	--	7,857,199	--	--	--	7,857,199
Issuance of 1,666,667 shares of common stock to an accredited investor at $6.00 per share and 833,333 warrants exercisable at $6.40 per share, less issuance costs of $100,150	--	9,899,850	--	--	--	9,899,850
Exercise of 32,098 and 11,454 warrants at $6.40 and $6.60 per share, respectively	--	281,024	--	--	--	281,024
Conversion of 1,150 shares of preferred stock into 11 shares of common stock	(8,142)	8,142	--	--	--	--
Conversion of $15,000 of cumulative preferred dividends into 15 shares of common stock at $1,000 per share	--	15,000	--	--	(15,000)	--
Issuance of 154,930 shares of common stock from the conversion of senior notes	--	1,549,300	--	--	--	1,549,300
Issuance of 42,536 shares of common stock to settle legal matters	--	288,000	--	--	--	288,000
Retirement of 1,300 shares of common stock	--	(23,000)	--	--	--	(23,000)
Issuance of 16,587 shares of common stock under 2006-A Stock Compensation Plan	--	104,345	--	--	--	104,345
Issuance of 12,013 shares of common stock under 2007-A Stock Compensation Plan	--	74,135	--	--	--	74,135
Charges incurred in connection with the issuance of common stock for employee compensation	--	722,497	--	--	--	722,497
Charges incurred in connection with the Long-Term Equity Incentive Program relating to the vesting of 101,578 shares to be issued	--	599,311	--	--	--	599,311
Charges incurred in connection with stock options	--	362,903	--	--	--	362,903
Comprehensive loss:
Net loss	--	--	--	--	(17,782,458)	(17,782,458)
Balance, June 30, 2007	$3,686,218	$172,822,868	$--	$--	$(148,424,880)	$28,084,206

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Cash Flows

	Year ended June 30
	2007	2006	2005

OPERATING ACTIVITIES:
Net loss	$(17,782,458)	$(14,847,076)	$(15,499,190)
Adjustment to reconcile net loss to net cash used in operating activities:
Charges incurred in connection with the issuance of common stock for employee compensation	1,500,288	79,195	107,670
Charges incurred in connection with stock option compensation	362,903	875,556	--
Charges incurred in connection with the issuance of common stock for a legal settlement	18,000	--	--
Non-cash interest and amortization of debt discount	2,238,372	1,513,106	1,870,752
Depreciation	510,678	462,993	363,520
Amortization	1,236,600	1,236,600	1,236,600
Other loss	--	17,144	42,300
Gain on repayment of senior notes	(44,285)	--	--
Bad debt expense (recovery)	8,806	130,778	(23,215)
Changes in operating assets and liabilities:
Accounts receivable	(1,255,885)	(408,851)	50,895
Finance receivables	97,557	(182,256)	(221,181)
Inventory	(1,622,980)	286,424	10,448
Prepaid expenses and other assets	(131,636)	37,711	(85,541)
Accounts payable	1,497,283	(817,317)	336,437
Accrued expenses	(311,286)	533,586	(90,016)
Net cash used in operating activities	(13,678,043)	(11,082,407)	(11,900,521)

INVESTING ACTIVITIES:
Purchase of property and equipment, net	(526,615)	(842,470)	(248,043)
Purchase of available-for-sale securities	(7,000,000)	--	--
Cash received from the sale of available-for-sale securities	650,000	19,243	--
Cash received from the sale of assets held for sale	--	--	23,700
Net cash used in investing activities	(6,876,615)	(823,227)	(224,343)

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Cash Flows (Continued)

	Year ended June 30
	2007	2006	2005

FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock and the exercise of common stock warrants	$30,989,108	$14,114,612	$8,004,436
Collection of subscriptions receivable	--	35,723	300,000
Net proceeds from the issuance of senior notes	--	1,314,944	3,305,790
Proceeds from issuance of long-term debt	470,000	--	--
Repayment of senior notes	(8,301,676)	(2,654,821)	(143,887)
Repayment of long-term debt	(305,731)	(135,904)	(262,808)
Net cash provided by financing activities	22,851,701	12,674,554	11,203,531
Net increase (decrease) in cash and cash equivalents	2,297,043	768,920	(921,333)
Cash and cash equivalents at beginning of year	2,866,801	2,097,881	3,019,214
Cash and cash equivalents at end of year	$5,163,844	$2,866,801	$2,097,881

Supplemental disclosures of cash flow information:

Cash paid for interest	$1,013,339	$1,430,115	$1,187,833
Equipment and software under capital lease	$741,513	$--	$--
Purchases of equipment with long-term debt	$--	$54,900	$197,450
Conversion of convertible preferred stock to common stock	$8,142	$8,496	$--
Conversion of cumulative preferred dividends to common stock	$15,000	$18,320	$--
Subscriptions receivable	$--	$--	$35,723
Conversion of senior notes to common stock	$1,549,300	$667,469	$931,208
Common stock issued to settle a legal liability	$270,000	$--	$--
Issuance (cancellation) of common stock in connection with Bayview acquisition	$--	$--	$(322,000)
Beneficial conversion feature related to senior notes	$--	$552,263	$1,944,845
Debt discount related to issuance of purchase rights	$--	$428,941	$--

 See accompanying notes.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1. BUSINESS

USA Technologies, Inc. (the "Company") was incorporated in the Commonwealth of Pennsylvania in January 1992. The Company is a leading supplier of cashless, remote management, reporting and energy management solutions serving the unattended Point of Sale market. Our networked devices and associated services enable the owners and operators of everyday, stand-alone, distributed assets, such as vending machines, kiosks, personal computers, photocopiers, and laundry equipment, the ability to remotely monitor, control and report on the results of these distributed assets, as well as the ability to offer their customers cashless payment options. As a result of the acquisition of the assets of Bayview Technology Group, LLC ("Bayview") in July 2003 (Note 3), our Company also manufactures and sells energy management products which reduce the electrical power consumption of various existing equipment, such as refrigerated vending machines and glass front coolers, thus reducing the electrical energy costs associated with operating this equipment.  The Company's customers are principally located in the United States.

The Company has incurred losses from its inception through June 30, 2007 and losses have continued through September 2007 and are expected to continue during fiscal year 2008. The Company's ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and the available capital resources. Until the Company's products and services can generate sufficient operating revenues, the Company will be required to use its cash and cash equivalents on hand and available-for-sale securities (Note 2) as well as raise capital to meet its cash flow requirements including the issuance of Common Stock (Notes 11 and 16) and the exercise of outstanding Common Stock warrants (Note 12).

2. ACCOUNTING POLICIES

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

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

As of June 30, 2007, available-for-sales securities consisted of auction market securities. There was no unrealized gain (loss) as of June 30, 2007.

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

FINANCE RECEIVABLES

The Company offers extended payment terms to certain customers for equipment sales. The Company provides an allowance for credit losses as discussed above and discontinues the accrual of interest, if necessary. Finance receivables are carried at their contractual amount and charged off against the allowance for credit losses when management determines that recovery is unlikely and the Company ceases collection efforts. The Company recognizes a portion of the loan payments as interest income based on the effective interest rate method in the accompanying Consolidated Statement of Operations.

INVENTORY

Inventory consists of finished goods and packaging materials. Through November 30, 2005, inventory was stated at the lower of cost (first-in, first-out basis) or market. Due to the implementation of a new accounting system on December 1, 2005, the Company's inventory is stated at the lower of cost (average cost basis) or market. The Company determined that the change in accounting principle was not material.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. The Company tests goodwill for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a discounted cash flow analysis to complete the first step in this process. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill as a result of its testing on April 1, 2005, April 1, 2006 and April 1, 2007.

Patents, trademarks and the non-compete agreement are carried at cost less accumulated amortization, which is calculated on a straight-line basis over their estimated economic life. The Company reviews intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows resulting from the use of the asset and its eventual disposition is less than its carrying amount. The amount of the impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts and finance receivables. The Company maintains cash and cash equivalents with various financial institutions. Approximately 41% and 39% of the Company's accounts and finance receivables at June 30, 2007 and 2006, respectively, were concentrated with two customers each year. Approximately 40%, 29% and 11% of the Company's revenues for the year ended June 30, 2007, 2006 and 2005, respectively, were concentrated with one, two (19% with one customer and 10% with another customer), and one customer, respectively. The Company's customers are principally located in the United States.

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

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed as incurred. Research and development expenses, which are included in general and administrative and compensation expense in the consolidated statements of operations, were approximately $1,355,000, $974,000, and $1,364,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR STOCK OPTIONS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”), which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

On July 1, 2005, the Company adopted FAS123R using the Modified Prospective Application method. For outstanding nonvested share-based awards as of July 1, 2005, compensation expense for the portion of the award for which the requisite services have not been rendered will be recognized in the Statement of Operations as the services are rendered. Compensation expense will be recognized based on the grant-date fair value of the share-based award as previously calculated under FAS 123 at the time of the grant, however, the Company is required to adjust the compensation expense for expected forfeitures. Awards granted subsequent to July 1, 2005 will be based on the guidance provided by FAS 123R.

Due to the adoption of FAS 123R, the Company has recognized $14,044 of compensation expense during the year ended June 30, 2006 related to a single grant of 3,000 common stock options during the year ended June 30, 2005 for which were not fully vested as of the date of adoption. The remainder of the common stock options that were outstanding at the date of adoption were fully vested as of the date of adoption. There was no impact on cash flows or basic and diluted earnings per share.

The pro-forma disclosures required by FAS 123 have not been included for the year ended June 30, 2005 as the fair value of the options granted were not considered to be material.

There were no common stock options granted during the year ended June 30, 2007. The Company recorded stock compensation expense of $1,500,288, $79,195 and $107,670 related to common stock grants and vesting of shares previously granted to employees and $362,903, $875,556 and $0 related to the vesting of common stock options during the year ended June 30, 2007, 2006 and 2005, respectively.

LOSS PER COMMON SHARE

Basic earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period plus the dilutive effect (unless such effect is anti-dilutive) of potential common shares (approximately 2,618,000, 1,081,000 and 1,250,000 shares as of June 30, 2007, 2006 and 2005, respectively). No exercise of stock options (163,000) or stock purchase warrants (1,704,175); or the conversion of preferred stock (5,203) or cumulative preferred dividends (8,992); or the issuance of shares granted under the Long-Term Equity Incentive Program (736,444) was assumed during the fiscal year ended June 30, 2007 because the result would be anti-dilutive. No exercise of stock options or stock purchase warrants, or the conversion of senior notes, preferred stock or cumulative preferred dividends was assumed during the fiscal years ended June 30, 2006 and 2005 because the result would be anti-dilutive.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUCEMENTS

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements” (“SFAS No.157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this statement to have a material affect on our results of operations or financial position.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We will adopt FIN 48 effective July 1, 2007 and we do not expect the adoption of this statement to have a material affect on our results of operations or financial position.

3. ACQUISITIONS AND INTANGIBLES

BAYVIEW TECHNOLOGY GROUP, LLC

On July 11, 2003, the Company acquired substantially all of the assets of Bayview. Under the terms of the asset purchase agreement, the Company issued to Bayview 200,000 shares of its restricted Common Stock and cash of $631,247 to settle an obligation of Bayview. The definitive agreement also provided for the Company to assume certain obligations under a royalty agreement expiring May 31, 2006. Approximately $0, $149,000, and $112,000 of royalty expense was recorded during the years ended June 30, 2007, 2006 and 2005, respectively, in connection with this agreement. In connection with this transaction, the Company also agreed to issue 1,700 shares of its restricted Common Stock to a consultant who provided certain services to the Company in connection with this acquisition.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

3. ACQUISITIONS AND INTANGIBLES (CONTINUED)

BAYVIEW TECHNOLOGY GROUP, LLC (CONTINUED)

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

3. ACQUISITIONS AND INTANGIBLES (CONTINUED)

INTANGIBLE ASSETS

Amortization expense relating to all acquired intangible assets was $1,236,600, $1,236,600 and $1,236,600 during the years ended June 30, 2007, 2006 and 2005, respectively. The intangible asset balance and related accumulated amortization consisted of the following:

	JUNE 30, 2007
	GROSS CARRYING	ACCUMULATED	NET CARRYING
	AMOUNT	AMORTIZATION	VALUE
Intangible assets:
Trademarks	$2,064,000	$(538,125)	$1,525,875
Patents	9,294,000	(3,906,022)	5,387,978
Non-Compete agreement	1,011,000	(802,821)	208,179
Total	$12,369,000	$(5,246,968)	$7,122,032

	JUNE 30, 2006
	GROSS CARRYING	ACCUMULATED	NET CARRYING
	AMOUNT	AMORTIZATION	VALUE
Intangible assets:
Trademarks	$2,064,000	$(433,125)	$1,630,875
Patents	9,294,000	(2,976,622)	6,317,378
Non-Compete agreement	1,011,000	(600,621)	410,379
Total	$12,369,000	$(4,010,368)	$8,358,632

 At June 30, 2007, the expected amortization of the intangible assets is as follows: $1,240,000 in fiscal year 2008, $1,030,000 per year in fiscal year 2009 through fiscal year 2012, $740,000 in fiscal year 2013 and $22,000 in fiscal year 2014. The weighted average useful life of these intangible assets is 9.55 years at June 30, 2007.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

	USEFUL	JUNE 30
	LIVES	2007	2006
Computer equipment and purchased software	3 years	$4,089,137	$3,063,618
Vending machines and related components	7 years	4,427	4,427
Control systems	3 years	8,503	79,567
Furniture and equipment	5-7 years	940,386	738,746
Leasehold improvements	Lesser of life or lease term	118,475	126,007
Vehicles	5 years	29,066	29,066
		5,189,994	4,041,431
Less accumulated depreciation		(3,313,240)	(2,922,127)
		$1,876,754	$1,119,304

Assets under capital lease totaled approximately $741,513 and $0 as of June 30, 2007 and 2006, respectively. Capital lease amortization of approximately $39,310, $2,000, and $2,000, is included in depreciation expense for the years ended June 30, 2007, 2006 and 2005, respectively.

5. ACCRUED EXPENSES

Accrued expenses consist of the following:

	JUNE 30
	2007	2006
Accrued compensation and related sales commissions	$502,431	$384,256
Accrued interest	14,574	381,240
Accrued professional fees	207,786	162,051
Accrued taxes and filing fees	202,428	100,573
Accrued consulting fees	5,300	--
Advanced customer billings	96,264	109,007
Accrued loss contingency	--	270,000
Accrued other	402,869	605,811
	$1,431,652	$2,012,938

USA Technologies, Inc.
Notes to Consolidated Financial Statements

6. RELATED PARTY TRANSACTIONS

During the years ended June 30, 2007, 2006, and 2005, the Company incurred approximately $355,000, $258,000 and $284,000, respectively, in connection with legal services provided by a member of the Company's Board of Directors. At June 30, 2007 and 2006, approximately $33,000 and $28,000, respectively, of the Company's accounts payable and accrued expenses were due to this Board member. During the year ended June 30, 2005, the Company incurred approximately $72,600 in connection with consulting services provided by another member of the Company's Board of Directors. As of June 30, 2007, 2006 and 2005, approximately $0, $0 and $73,000, respectively, of the Company's accrued expenses were due to this Board member. During the years ended June 30, 2007, 2006 and 2005, certain Board members and executives participated in various debt or equity offerings of the Company for total investments of approximately $0, $53,000, and $245,000, respectively. As of June 30, 2007, 2006 and 2005, Mr. Illes (see Note 11), held $0, $1,000,000 and $1,000,000 of Senior Notes, respectively.

7. LONG-TERM DEBT

Long-term debt consists of the following:
	JUNE 30
	2007	2006
Capital lease obligations	$677,475	$--
Loan agreement	318,224	--
Software licensing and other	34,046	123,964
	1,029,745	123,964
Less current portion	514,302	89,917
	$515,443	$34,047

The maturities of long-term debt as of June 30, 2007 are as follows:

2008	$514,302
2009	331,683
2010	125,751
2011	32,175
2012	25,834
$1,029,745

During May 2007, the Company entered into a capital lease agreement in connection with office equipment for approximately $305,000, due in thirty-six equal monthly payments of $9,456 through April 2010 at an interest rate of 7.13%.

During March 2007, the Company entered into a capital lease agreement in connection with software licensing for approximately $290,000, due in sixteen equal monthly payments of $17,769 through July 2008 followed by two equal monthly payments of $19,787 through September 2008 at an interest rate of 14.27%.

During March 2007, the Company entered into a capital lease agreement in connection with office equipment for approximately $146,000, due in sixty equal monthly payments of $2,965 through March 2012 at an interest rate of 7.83%.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

7.  LONG-TERM DEBT (CONTINUED)

During October 2006, the Company entered into a loan agreement with a financial institution bearing interest at 18% and collaterized by $470,000 of the Finance Receivables. The Company received $470,000 in proceeds and agreed to make 12 monthly payments of $25,000 followed by 18 monthly payments of $15,000, which include interest and principal, from the proceeds received from the Finance Receivables. As of June 30, 2007, $206,223 and $121,428 of the current and long-term Finance Receivables, respectively, are collateral for the outstanding balance of the loan, of which $179,804 and $138,420 is current and long-term debt, respectively.

During fiscal year 2005, the Company entered into a loan agreement in connection with software licensing for approximately $170,000, due in eight equal quarterly payments of $21,229 through March 2007 at an interest rate of 5.32%. This loan agreement was satisfied in March 2007.

8. INCOME TAXES

At June 30, 2007 and 2006, the Company had net operating loss carryforwards of approximately $125,443,000 and $111,024,000, respectively, to offset future taxable income expiring through approximately 2027. In addition, the Company had a capital loss carryforward of approximately $1,364,000 and $1,360,000 as of June 30, 2007 and 2006, respectively.  At June 30, 2007 and 2006, the Company recorded net deferred tax assets of approximately $49,521,000 and $43,882,000, respectively, which was reduced by a valuation allowance of the same amount as the realization of the deferred tax asset is not likely, principally due to the lack of earnings history.

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

The net deferred tax assets arose primarily from the use of different accounting methods for financial statement and income tax reporting purposes as follows:

	JUNE 30
	2007	2006
Deferred tax assets:
Net operating loss and capital loss carryforwards	$47,018,000	$41,833,000
Deferred research and development costs	155,000	234,000
Software development costs	865,000	1,081,000
Intangibles	500,000	372,000
Stock based compensation	909,000	355,000
Other	653,000	703,000
	50,100,000	44,578,000
Deferred tax liabilities:
Intangibles	(579,000)	(696,000)
	49,521,000	43,882,000
Valuation allowance	(49,521,000)	(43,882,000)
Deferred tax assets, net	$--	$--

USA Technologies, Inc.
Notes to Consolidated Financial Statements

9. SENIOR NOTES

The Company had issued six series of Senior Notes each with an annual interest rate of 12% that were convertible into shares of the Company's Common Stock for which there were outstanding obligations as of June 30, 2006 or 2005. These Senior Notes were scheduled to mature on December 31, 2004 ("2004 Senior Notes"), December 31, 2005 ("2005 Senior Notes"), December 31, 2006, December 31, 2007, December 31, 2008, and December 31, 2009. The Company had also issued three series of Senior Notes each with an annual interest rate of 10% that were convertible into shares of the Company's Common Stock for which there were outstanding obligations as of June 30, 2006 or June 30, 2005. These Senior Notes were scheduled to mature on June 30, 2007, December 31, 2008, and December 31, 2010. There were no Senior Notes outstanding as of June 30, 2007 due to the repayment of all of the Senior Notes during the year ended June 30, 2007. During the year ended June 30, 2007, repayments of Senior Notes totaled $8,325,961 (less discounts of $24,285) and $1,549,300 of Senior Notes were converted into 154,930 shares of Common Stock.

The 2004 Senior Notes were issued pursuant to a private placement offering authorized during the year ended June 30, 2002. The 2004 Senior Notes were convertible into shares of Common Stock at $40 per share at any time through December 31, 2004. Certain shareholders of the Company who held warrants to purchase shares of Common Stock exercisable at $50 per share were offered the opportunity to cancel those warrants and receive an equivalent number of new warrants exercisable at $10 per share if they invested in the 2004 Senior Note offering. The fair value of the new warrants issued and the intrinsic value of the beneficial conversion feature associated with the 2004 Senior Notes created debt discount that was allocated to equity and was amortized to interest expense through December 31, 2004. During January 2005, the Company repaid $131,152 of these Senior Notes and agreed with the holders of the remaining $320,000 of these notes to extend the maturity date to March 31, 2005. In exchange for extending the maturity date, the Company authorized a reduction of the conversion price to $10 resulting in the recording of $32,000 as debt discount related to the intrinsic value of this beneficial conversion feature, which was amortized through March 31, 2005. In March 2006, the maturity date of these notes was further extended to June 30, 2009 with no other terms being modified. In April 2007, all of these notes were converted into 32,000 shares of Common Stock.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

9. SENIOR NOTES (CONTINUED)

The intrinsic value of this beneficial conversion feature created debt discount that was allocated to equity and was being amortized to interest expense through December 31, 2006 and 2007, respectively. During the year ended June 30, 2006 and 2004, $10,000 and $1,478,000, respectively, of the 2006 Senior Notes were converted into 500 and 73,900 shares of Common Stock, respectively. During the years ended June 30, 2006, 2005 and 2004, $10,000, $34,381, and $848,619, respectively, of the 2007 Senior Notes were converted into 500, 1,719 and 42,430 shares of Common Stock, respectively. During May 2006, the Company repaid all of the 2006 Senior Notes for a total principal repayment of $1,683,500.

On November 3, 2004, the Company authorized the issuance of up to $2,500,000 of Senior Notes convertible into shares of Common Stock at $10 per share and maturing on June 30, 2007 (“2007-B Senior Notes”). Interest is payable quarterly at a rate of 10% per annum. Participation in the Senior Note offering was offered to the holders of certain warrants issued in conjunction with the payment of interest on Senior Notes (see “Additional Interest Warrants” in Note 12), holders of the warrants issued in conjunction with the 2004-A Private Placement Offering, and to an accredited investor and current warrant holder. Due to the limited number of authorized shares available for issuance, the terms of the offering provided that all of such warrant holder’s warrants would be cancelled if they participated in the offering. Through the last day of the offering, the Company received $1,550,789 in gross proceeds from sales of the 2007-B Senior Notes and 56,370 shares underlying the warrants were cancelled. As the Company’s share price on the day of issuance of each of these Senior Notes was greater than the conversion price of $10, the Company recorded the intrinsic value of this beneficial conversion feature totaling $518,645 as additional debt discount, which is being amortized to interest expense through the maturity date of these Senior Notes. During the years ended June 30, 2007, 2006 and 2005, $500, $56,136 and $460,827, respectively, of the 2007-B Senior Notes were converted into 50, 5,613 and 46,082, respectively, shares of Common Stock.  During December 2006, the Company repaid all of the 2007-B Senior Notes for a total principal repayment of $983,326.

On February 23, 2005, the Company authorized the issuance of up to $1,755,000 of Senior Notes, due April 30, 2005 to accredited investors (the “2005-B Senior Notes”) with interest payable at a rate of 10% per annum.  In connection with this offering, the Company paid a due diligence fee of $27,000 to an accredited investor.  The Company received $1,755,000 in gross proceeds from the 2005-B Senior Note offering. On March 22, 2005, the Company authorized an offer whereby the holders of the 2005-B Senior Notes had the right through April 30, 2005 to exchange their 2005-B Senior Notes for Senior Notes convertible into shares of Common Stock at $10 per share maturing on December 31, 2010 (“2010 Senior Notes”). Interest on the 2010 Senior Notes is payable quarterly at 10% per annum. During March 2005, all of the 2005-B Senior Notes were exchanged for 2010 Senior Notes. As the Company’s share price on the day of issuance of each of these Senior Notes was greater than the conversion price of $10, the Company recorded the intrinsic value of this beneficial conversion feature totaling $1,394,200 as additional debt discount, which is being amortized to interest expense through the maturity date of these Senior Notes. During the years ended June 30, 2007, 2006 and 2005, $778,800, $98,000 and $415,000, respectively, of the 2010 Senior Notes were converted into 77,880, 9,800 and 41,500 shares, respectively, of Common Stock.  During the year ended June 30, 2007, the Company repaid all of the 2010 Senior Notes for a total principal repayment of $463,200 less a discount of $20,000.

On March 22, 2005, the Company authorized an offer to the holders of the Senior Notes whereby those holders could elect to extend the maturity date of their Senior Notes (the “Senior Note Extension Offer”).  Holders of 2005 Senior Notes had the right to extend their maturity to December 31, 2008 (“2008 Senior Notes”) and holders of 2006 Senior Notes had the right to elect to extend their maturity to December 31, 2009 (“2009 Senior Notes”). Principal on the Senior Notes extended was not be prepaid prior to April 1, 2006. During the year ended June 30, 2005, these Senior Note holders agreed to exchange an aggregate of $1,920,651 and $1,520,000, respectively, of 2005 Senior Notes and 2006 Senior Notes for new notes maturing in 2008 and 2009. The exchange of the 2005 Senior Notes and 2006 Senior Notes to the 2008 Senior Notes and 2009 Senior Notes was not deemed a significant modification of the terms of the Senior Notes and, accordingly, the unamortized debt discount and other issuance costs remaining on the 2005 Senior Notes and 2006 Senior Notes exchanged will be amortized to interest expense through the maturity date of the new notes.  During the year ended June 30, 2007, the Company repaid all of the 2008 Senior Notes and 2009 Senior Notes for total principal repayments of $1,915,308 (less discounts of $19,772) and $1,520,000 respectively.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

9. SENIOR NOTES (CONTINUED)

During October 2005, the Company approved a non-dilutive private placement offering of up to $2,333,333 of principal amount 10% Convertible Senior Notes due December 31, 2008 (the “2008-C Senior Notes”) to the holders of the 2005-D Common Stock Warrants, which were received in connection with an offering that commenced on March 22, 2005 and ended on April 15, 2005 (“2005-D Private Placement Offering”) in which accredited investors purchased Common Stock at $15 per share. The 2008-C Senior Note offering terminated on November 30, 2005. The holders of the 2005-D Common Stock Warrants had the right to purchase the principal amount of the 2008-C Senior Notes equal to the number of 2005-D Common Stock Warrants multiplied by $10. Upon the investment in the offering, the corresponding 2005-D Common Stock Warrants were cancelled, resulting in a non-dilutive offering. Interest on the 2008-C Senior Notes shall be paid on a quarterly basis in arrears at the rate of 10% per annum with the outstanding principal amount of the 2008-C Senior Notes together with all accrued and unpaid interest thereon to be paid in full no later than December 31, 2008. The 2008-C Senior Notes are convertible at any time into Common Stock at the rate of $10 per share. As the Company’s share price on the day of issuance of each of these Senior Notes was greater than the conversion price of $10, the Company recorded the intrinsic value of this beneficial conversion feature totaling $230,864 as additional debt discount, which is being amortized to interest expense through the maturity date of these Senior Notes. For each $10,000 investment in the 2008-C Senior Notes, the subscriber received a special purchase right to purchase up to 1,000 shares of Common Stock at $20 per share at any time on or before December 31, 2008. The Company issued $544,944 of the 2008-C Senior Notes during the six months ended December 31, 2005 and issued special purchase rights to acquire up to 54,494 shares of Common Stock at $20 per share. During January 2006, the holder of each special purchase right agreed to exchange the purchase rights for warrants to purchase shares of Common Stock at $20 at anytime prior to December 31, 2008. The fair value of the purchase rights issued in conjunction with the 2008-C Senior Notes created debt discount totaled $184,542, which is being amortized to interest expense through the maturity date of these Senior Notes. The fair value was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 0.868, risk-free interest rate of 4.0%, and an expected life of three years. During the year ended June 30, 2006, $363,333 of the 2008-C Senior Notes were converted into 36,333 shares of Common Stock.  During the year ended June 30, 2007, the Company repaid all of the 2008-C Senior Notes for a total principal repayment of $181,611 less a discount of $4,513.

During October 2005, the Company approved a non-dilutive private placement offering of up to $1,000,000 of Notes (“Bridge Notes”) due January 6, 2006 with interest payable on the due date at a rate of 10% per annum. The offering terminated on November 30, 2005. The Company issued $770,000 of the Bridge Notes. As all of the aforementioned 2008-C Senior Notes were not subscribed on the due date of the Bridge Notes, the Bridge Notes were automatically exchanged on January 6, 2006, in accordance with the original terms of Bridge Notes, for a like principal amount of new Convertible Senior Notes due December 31, 2010 (“2010-B Senior Notes”). Interest on the 2010-B Senior Notes is payable quarterly at 10% per annum and is convertible into Common Shares at $10 per share. As the Company’s share price on the day of issuance of each of these Senior Notes was greater than the conversion price of $10, the Company recorded the intrinsic value of this beneficial conversion feature totaling $321,399 as additional debt discount, which is being amortized to interest expense through the maturity date of these Senior Notes. In addition, for each $10,000 of 2010-B Senior Notes issued in exchange for the Bridge Notes, the Company also issued special purchase rights that enable the holder to purchase up to 1,000 shares of Common Stock at $20 per share through December 31, 2008. The Company issued $770,000 of the 2010-B Senior Notes and issued special purchase rights to acquire up to 77,000 shares of Common Stock at $20 per share. During January 2006, the holder of each special purchase right agreed to exchange the purchase rights for warrants to purchase shares of Common Stock at $20 at anytime prior to December 31, 2008. The fair value of the purchase rights issued in conjunction with the 2010-B Senior Notes created debt discount totaled $244,399, which is being amortized to interest expense through the maturity date of these Senior Notes. The fair value was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 0.844, risk-free interest rate of 4.0%, and an expected life of three years.  During the year ended June 30, 2007, $450,000 of the 2010-B Senior Notes were converted into 45,000 shares of Common Stock.  During April 2007, the Company repaid all of the 2010-B Senior Notes for a total principal repayment of $320,000.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

9. SENIOR NOTES (CONTINUED)

A summary of the activity for the Senior Notes for the years ended June 30, 2007 and 2006 follows:

	Senior Notes Maturing December 31,
	2005	2006	2007	2008	2009	2010
	(2005 Senior Notes)	(2006 Senior Notes)	(2007 Senior Notes)	(2008 & 2008-C Notes)	(2009 Senior Notes)	(2010 & 2010-B Senior Notes)
Face amount of Senior Notes
Balance, June 30, 2005	$1,057,405	$1,693,500	$2,985,016	$1,920,651	$1,520,000	$1,340,000

2008-C Issued for cash	--	--	--	544,944	--	--
Bridge Notes converted into
2010-B Senior Notes	--	--	--	--	--	770,000
Repayment	(927,405)	(1,683,500)	(12,500)	(5,343)	--	--
Conversions to Common Stock	(130,000)	(10,000)	(10,000)	(363,333)	--	(98,000)
Balance, June 30, 2006	$--	$--	$2,962,516	$2,096,919	$1,520,000	$2,012,000

Repayment	--	--	(2,962,516)	(2,072,634)	(1,520,000)	(763,200)
Discount on Repayment	--	--	--	(24,285)	--	(20,000)
Conversions to Common Stock	--	--	--	--	--	(1,228,800)
Balance, June 30, 2007	$--	$--	$--	$--	$--	$--

	Senior Notes Maturing
	June 30,
	2009	2007
		(2007-B Senior Notes)

Face amount of Senior Notes
Balance, June 30, 2005	$320,000	$1,089,962

Repayment	--	(50,000)
Conversions to Common Stock	--	(56,136)
Balance, June 30, 2006	$320,000	$983,826

Repayment	--	(983,326)
Conversions to Common Stock	(320,000)	(500)
Balance, June 30, 2007	$--	$--

USA Technologies, Inc.
Notes to Consolidated Financial Statements

9. SENIOR NOTES (CONTINUED)

	Senior Notes Maturing December 31,
	2005	2006	2007	2008	2009	2010
	(2005 Senior Notes)	(2006 Senior Notes)	(2007 Senior Notes)	(2008 & 2008-C Notes)	(2009 Senior Notes)	(2010 & 2010-B Notes)
Debt discount and other issuance costs
Unamortized costs at June 30, 2005	$(125,244)	$(294,189)	$(420,387)	$(334,748)	$(291,839)	$(1,017,422)
Debt discount from issuance	--	--	--	(415,406)	--	(565,798)
Amortization and write off of unamortized costs upon conversions to Common Stock	125,244	294,189	170,061	402,128	64,853	302,526
Unamortized costs at June 30, 2006	$--	$--	$(250,326)	$(348,026)	$(226,986)	$(1,280,694)
Amortization and write off of unamortized costs upon conversions to Common Stock	--	--	250,326	348,026	226,986	1,280,694
Unamortized costs at June 30, 2007	$--	$--	$--	$--	$--	$--
Senior Notes reflected in the Consolidated Balance Sheet:
June 30, 2006
Face amount	$--	$--	$2,962,516	$2,096,919	$1,520,000	$2,012,000
Unamortized costs	--	--	(250,326)	(348,026)	(226,986)	(1,280,694)
	$--	$--	$2,712,190	$1,748,893	$1,293,014	$731,306
June 30, 2007
Face amount	$--	$--	$--	$--	$--	$--
Unamortized costs	--	--	--	--	--	--
	$--	$--	$--	--	$--	$--

	Senior Notes Maturing June 30,
	2009	2007
		(2007-B Senior Notes)
Debt discount and other issuance costs
Unamortized costs at June 30, 2005	$--	$(293,230)
Amortization and write off of unamortized costs upon conversions to Common Stock	--	160,890
Unamortized costs at June 30, 2006	$--	$(132,340)
Amortization and write off of unamortized costs upon conversions to Common Stock	--	132,340
Unamortized costs at June 30, 2007	$--	$--

Senior Notes reflected in the Consolidated Balance Sheet:
June 30, 2006
Face amount	$320,000	$983,286
Unamortized costs	--	$(132,340)
	$320,000	$851,486
June 30, 2007
Face amount	$--	$--
Unamortized costs	--	$--
	$--	$--

USA Technologies, Inc.
Notes to Consolidated Financial Statements

10. PREFERRED STOCK

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

Cumulative unpaid dividends at June 30, 2007 and 2006 amounted to $8,992,712 and $8,226,261, respectively. Cumulative unpaid dividends are convertible into common shares at $1,000 per common share at the option of the shareholder. During the years ended June 30, 2007 and 2006, certain holders of the Preferred Stock converted 1,150 and 1,200, respectively, into 11 and 12 shares of Common Stock, respectively. Certain of these shareholders also converted cumulative preferred dividends of $15,000 and $18,320, respectively, into 15 and 18 shares of Common Stock during the years ended June 30, 2007 and 2006, respectively. There were no conversions of preferred stock or cumulative preferred dividends during the year ended June 30, 2005. The Series A Preferred Stock may be called for redemption at the option of the Board of Directors at any time on and after January 1, 1998 for a price of $11.00 per share plus payment of all accrued and unpaid dividends. No such redemption has occurred as of June 30, 2007, 2006, or 2005. In the event of any liquidation, the holders of shares of Series A Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

11. COMMON STOCK (CONTINUED)

The Company's Board of Directors has authorized various Common Stock private placement offerings. Activity for these offerings during the years ended June 30, 2007, 2006 and 2005:

- On March 14, 2007, the Company entered into a Securities Purchase Agreement with S.A.C. Capital Associates, LLC (“SAC”). Pursuant thereto, the Company sold to SAC 1,666,667 shares of the Company’s Common Stock at a price of $6.00 per share for an aggregate purchase price of $10,000,000. The Company also issued warrants to SAC to purchase up to 833,333 shares of Common Stock at an exercise price of $6.40 per share. The warrants are exercisable at any time within six years following the six-month anniversary of the issuance of the warrants. The fair value of these warrants was estimated to be $2,897,204 using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 0.545, risk free interest rate of 5.14%, and an expected life of six years. Upon vesting, the warrants are exercisable to the extent that such exercise would not result in the beneficial ownership by SAC and its affiliates of more than 9.99% of the number of shares outstanding immediately after giving effect to the issuance of shares upon exercise of the warrants. The warrant also provides that if the Company would issue securities in the future at a purchase price that is less than the exercise price of the warrant, then the exercise price of the warrant would be reduced to such lower purchase price, provided, however, that such exercise price can never be lower than $5.90 which was the closing bid price of our shares on the day prior to the sale of our securities to SAC. The warrant also provides that in the event we issue securities at a purchase price less than the exercise price of the warrant, the number of shares issuable under the warrant shall be increased by that number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares issuable under the warrant immediately prior to such adjustment and dividing the product thereof by the new exercise price of the warrant (which can never be less than $5.90). Under this formula, the maximum number shares would be issuable under the warrant would be 903,955. The warrant provides that no adjustments shall be made for any shares sold to Mr. Illes by the Company under the 2006-B Common Stock Agreement, as described below. There were no commissions or placement agent fees paid by the Company in connection with this offering. The proceeds received by the Company were reduced by a $100,000 expense allowance. The Company registered the shares under this agreement effective May 11, 2007.

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

- On December 15, 2006, the Company entered into stock purchase agreements (the “Blair Agreements”) with certain investors (“Buyers”). Pursuant to the Agreements, the Company agreed to sell to the Buyers 1,400,000 shares of the Company’s Common Stock at a price of $6.00 per share, for gross proceeds of $8,400,000. The Company also agreed to issue to the Buyers warrants to purchase up to 700,017 common shares at an exercise price of $6.40 per share exercisable at any time through December 31, 2011. The fair value of these warrants was estimated to be $2,778,300 using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 0.695, risk free interest rate of 4.76%, and an expected life of five years. The closing under the Blair Agreements occurred on December 20, 2006. William Blair & Co., LLC (“Blair”) acted as the exclusive placement agent for the private placement. As compensation for its services, the Company paid Blair cash compensation of $542,801 and issued warrants to purchase up to 11,454 Common Shares at $6.60 per share at any time through December 31, 2011. Pursuant to the Blair Agreements, the Company agreed to file a registration statement with the SEC covering the resale of these shares and of the shares underlying the warrants within thirty days from the date of the Agreements. The Company registered the 1,400,000 shares and 711,454 warrants effective February 13, 2007.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

11. COMMON STOCK (CONTINUED)

- On January 9, 2006, the Company entered into a Stock Purchase Agreement with Rationalwave Onshore Equity Fund, LP (“Rationalwave”). Under this agreement, the Company sold to Rationalwave 40,000 shares of Common Stock for $10 per share for an aggregate of $400,000.

- On December 13, 2005, the Company entered into a Stock Purchase Agreement with Wellington Management Company, LLP, a large Boston-based institutional investor, on behalf of certain of its clients (“Wellington”). Under this agreement, the Company sold to Wellington 400,000 shares of Common Stock for $10 per share for an aggregate of $4,000,000.

- On March 22, 2005, the Company authorized the issuance of up to 233,333 shares of Common Stock at $15 per share to accredited investors through April 15, 2005 (the “2005-D Private Placement Offering”). For shares purchased under the offering, the investors also received warrants to purchase an equal number of shares of Common Stock exercisable at $15 per share at any time prior to December 31, 2005. The Company issued 233,333 shares of Common Stock and 233,333 Common Stock warrants under the 2005-D Private Placement Offering, for total gross proceeds of $3,500,000. Included in this amount are subscriptions receivable of $35,723 and $233,850 at June 30, 2005, of which $35,723 was received in July 2005. The Company incurred $73,103 of stock issuance costs in connection with the 2005-D Private Placement Offering.

- A Common Stock purchase agreement with an accredited investor, Steve Illes, was initially executed in June 2004 and then replaced in August 2004 with a new agreement (the "Common Stock Agreement"). Pursuant to the Common Stock Agreement, the investor agreed to purchase shares of the Company's Common Stock, provided that the aggregate purchase price did not exceed $7,500,000. Under the Common Stock Agreement, the Company had the right at any time to require Mr. Illes to purchase Common Stock from the Company at the lower of: (i) $30 per share; or (ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to the investor of notice of his obligation to purchase. The Company could require Mr. Illes to purchase shares under the Common Stock Agreement only if the shares had been registered by the Company for resale under the Act. Additionally, the shares were only available for purchase for a period of one year from the date the shares were registered under the Act. During any calendar month, Mr. Illes could not be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $700,000. The Company registered 350,000 shares that were effective August 13, 2004. The Company agreed to pay Mr. Illes a due diligence fee of $45,000 in connection with this transaction. During the year ended June 30, 2005, the Company issued 349,504 shares of Common Stock under the Common Stock Agreement for total gross proceeds of $3,560,620. In addition to the due diligence fee, the Company incurred $152,624 of other stock issuance costs in connection with the Common Stock Agreement during the year ended June 30, 2005.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

11. COMMON STOCK (CONTINUED)

On February 17, 2006, the Company entered into a Common Stock Purchase Agreement (the “2006 Common Stock Agreement”) with Mr. Illes, an accredited investor. Mr. Illes agreed to purchase shares of the Company's Common Stock with an aggregate purchase price not to exceed $15,000,000. Under the 2006 Common Stock Agreement, the Company has the right at any time to require Mr. Illes to purchase Common Stock from the Company at the lower of: (i) $30.00 per share; or (ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to Mr. Illes of notice of his obligation to purchase. The Company can require Mr. Illes to purchase shares only if the shares have been registered by the Company for resale under the Act. The agreement also states that no additional shares shall be registered under the 2005 Common Stock Agreement. During any calendar month, Mr. Illes cannot be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $800,000. The Company has the right in the future, if necessary, to register additional shares in order to ensure that a sufficient number of shares are available for purchase by Mr. Illes. The 2006 Common Stock Agreement terminates June 30, 2009. The Company filed a registration statement related to the 2006 Common Stock Agreement that included 1,500,000 shares of Common Stock and was effective April 7, 2006. During the year ended June 30, 2007 and 2006, the Company issued 715,571 and 784,429 shares, respectively, of Common Stock under the 2006 Common Stock Agreement for total gross proceeds of $3,794,651 and $4,983,774, respectively.

On September 25, 2006, the Company entered into a Common Stock Purchase Agreement (the “2006-B Common Stock Agreement”) with Steve Illes. Mr. Illes agreed to purchase shares of the Company's Common Stock with an aggregate purchase price not to exceed $15,000,000. Under the 2006-B Common Stock Agreement, the Company has the right at any time to require Mr. Illes to purchase Common Stock from the Company at the lower of: (i) $30.00 per share; or (ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to Mr. Illes of notice of his obligation to purchase. The Company can require Mr. Illes to purchase shares only if the shares have been registered by the Company for resale by Mr. Illes under the Securities Act of 1933, as amended. The agreement also states that no additional shares shall be registered under the 2006 Common Stock Agreement. During any calendar month, Mr. Illes cannot be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $800,000. The 2006-B Common Stock Agreement terminates August 30, 2009. The initial number of shares of Common Stock subject to this agreement is 1,500,000. The Company registered 1,500,000 shares effective December 21, 2006. The Company has the right in the future, if necessary, to register additional shares for resale by Mr. Illes in order to ensure that a sufficient number of shares are available for purchase by Mr. Illes under the 2006-B Common Stock Agreement. The Company agreed to issue to Mr. Illes 20,000 shares of Common Stock as a due diligence fee in connection with this transaction, and to register these shares for resale by Mr. Illes under the 1933 Act. During the year ended June 30, 2007, the Company issued 1,433,092 shares of Common Stock, including the 20,000 shares as a due diligence fee, under the 2006-B Common Stock Agreement for total gross proceeds of $9,326,743. The Company incurred issuance costs of $147,509 during the year ended June 30, 2007 in connection with this agreement.

On March 17, 2005, the Company’s shareholders approved an increase in the number of authorized shares of Common Stock from 475,000,000 to 560,000,000. On December 13, 2005, the Company’s shareholders approved an increase in the number of authorized shares of Common Stock from 560,000,000 to 640,000,000.

During the year ended June 30, 2007 and 2006, warrants were exercised to purchase 43,552 and 36,800 shares of Common Stock at a share price of $6.40 and $10, generating proceeds of $281,024 and $368,000. During the year ended June 30, 2005, warrants were exercised to purchase 109,942 shares of Common Stock at a share price of $10, generating net proceeds of $1,094,658.

There were 28,600, 9,500, and 8,005 shares of Common Stock issued to certain employees and officers for services and for professional services during the years ended June 30, 2007, 2006, and 2005, respectively. The value of these shares was based upon the fair value of the Company's Common Stock on the dates the shares were granted and totaled $178,480, $79,195, and $107,670 for the years ended June 30, 2007, 2006, and 2005, respectively.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

11. COMMON STOCK (CONTINUED)

In April 2004, the Company's Board of Directors established and authorized the 2004-A Stock Compensation Plan for use in compensating employees, directors and consultants through the issuance of shares of Common Stock of the Company. There were 5,000 shares authorized under the 2004-A Plan. As of June 30, 2005, there were 5,000 shares issued under the 2004-A Plan. On October 29, 2004, the Board of Directors approved the 2004-B Stock Compensation Plan to allow up to 5,000 shares of Common Stock to be available for issuance to future or current employees, directors or consultants of the Company. As of June 30, 2006 and 2005, there were 5,000 and 3,913 shares, respectively, issued under the 2004-B Plan. On June 13, 2006, the Board of Directors approved the 2006-A Stock Compensation Plan to allow up to 25,000 shares of Common Stock to be available for issuance to future or current employees, directors or consultants of the Company. During the year ended June 30, 2007 and 2006, the Company issued 16,587 and 8,413 shares under the 2007-A Stock Compensation plan totaling $104,345 and $65,874 based on the grant date fair value of the shares. On January 8, 2007, the Board of Directors approved the 2007-A Stock Compensation Plan to allow up to 100,000 shares of Common Stock to be available for issuance to future or current employees, directors or consultants of the Company. As of June 30, 2007, there were 12,013 shares issued under the Plan totaling $74,135 based on the grant date fair value of the shares.

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

Pursuant to and as defined in the Program, each executive would be awarded shares of the Company’s Common Stock if the Company achieves certain target goals relating to revenues, gross profit, and EBITDA (the “Target Goals”) of the Company during each of the fiscal years ending June 30, 2007, June 30, 2008 and June 30, 2009. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, and excludes non-cash stock payments/awards and stock options granted to officers and Board members. The maximum number of shares that can be awarded under the Program is 952,298.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

11. COMMON STOCK (CONTINUED)

If a USA Transaction (see Note 14) would occur during any such fiscal year, and provided that the executive is an employee of the Company on the date of such USA Transaction, the executive would be awarded shares for each of the fiscal years that have not yet been completed as of the date of such USA Transaction.

The number of shares to be awarded to each executive for each of the uncompleted fiscal years 2008 and 2009 is as follows: Mr. Jensen-178,570 shares; Mr. Herbert-53,713 shares; and Mr. DeMedio-21,663 shares.

In conjunction with the Program, during March 2007, each of Mr. Jensen, Mr. Herbert, and Mr. DeMedio signed amendments to their Employment and Non-Competition Agreements. The Company recorded compensation expense of $599,311 and a corresponding amount to Common Stock for the year ended June 30, 2007 related to the vesting of 101,578 shares for Fiscal Year 2007 Target Goals. This amount was based on the audited results as compared to the Target Goals and on the grant date fair value of the Company’s stock of $5.90. There is no effect on the number of issued and outstanding shares of Common Stock until shares are issued and thus none of the shares vested as of June 30, 2007 are included in issued and outstanding Common Stock as of June 30, 2007. The Program allows for the executive officers to reduce the number of shares to be issued in order to satisfy the minimum statutory tax withholding requirements.

As of June 30, 2007, the Company had reserved shares of Common Stock for future issuance for the following:

Exercise of Common Stock Options	163,000
Exercise of Common Stock Warrants	1,704,175
Conversions of Preferred Stock and cumulative Preferred Stock dividends	14,195
Issuance under 2006-B Common Stock Agreement	86,908
Issuance under 2007-A Stock Compensation Plan	87,987
Issuance under Long-Term Equity Incentive Program- Fiscal Years 2007 (vested, but not issued)	101,578
Issuance under Long-Term Equity Incentive Program- Fiscal Years 2008 and 2009 (not vested)	634,866
Issuance under Chief Executive Officer’s employment agreement upon the occurrence of a USA Transaction	140,000
Total shares reserved for future issuance	2,932,709

A summary of the status of the Company’s nonvested common shares as of June 30, 2007 and 2006, and changes during the years then ended, is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at July 1, 2005	-	$-
Granted	125,000	8.00
Vested	(41,667)	8.00
Nonvested at July 1, 2006	83,333	$8.00
Granted (LTIP)	952,298	5.90
Vested (Bonus)	(83,333)	8.00
Vested (LTIP)	(101,578)	5.90
Forfeited (LTIP)	(215,854)	5.90
Nonvested at June 30, 2007	634,866	5.90

USA Technologies, Inc.
Notes to Consolidated Financial Statements

12. COMMON STOCK WARRANTS AND OPTIONS

Common Stock Warrant activity for the years ended June 30, 2007, 2006 and 2005 was as follows:

WARRANTS
Outstanding at June 30, 2004	334,571
Issued	233,333
Exercised	(109,942)
Cancelled	(136,642)
Outstanding at June 30, 2005	321,320
Issued	131,494
Exercised	(36,800)
Cancelled	(196,533)
Outstanding at June 30, 2006	219,481
Issued	1,544,804
Exercised	(43,552)
Cancelled	(16,558)
Outstanding at June 30, 2007	1,704,175

All Common Stock warrants outstanding as of June 30, 2007 were exercisable except for the 833,333 warrants expiring March 15, 2013 which are exercisable as of September 15, 2007. The following table shows exercise prices and expiration dates for warrants outstanding as of June 30, 2007:

WARRANTS	EXERCISE PRICE
OUTSTANDING	PER SHARE	EXPIRATION DATE
71,429	$7	October 26, 2007
131,494	$20	December 31, 2008
667,919	$6.40	December 31, 2011
833,333	$6.40	March 15, 2013
1,704,175

All Common Stock warrants outstanding as of June 30, 2006 were exercisable. The following table shows exercise prices and expiration dates for warrants outstanding as of June 30, 2006:

WARRANTS	EXERCISE PRICE
OUTSTANDING	PER SHARE	EXPIRATION DATE
750	$12.50	June 30, 2006
71,429	$7	October 26, 2007
131,494	$20	December 31, 2008
12,000	$91	August 29, 2010
3,779	$100	April 24, 2011
29	$103	April 30, 2011
219,481

USA Technologies, Inc.
Notes to Consolidated Financial Statements

12. COMMON STOCK WARRANTS AND OPTIONS (CONTINUED)

The following table shows exercise prices and expiration dates for warrants outstanding as of June 30, 2005:

WARRANTS	EXERCISE PRICE
OUTSTANDING	PER SHARE	EXPIRATION DATE

233,333	$15	December 31, 2005
750	$12.50	June 30, 2006
71,429	$7	October 26, 2007
12,000	$91	August 29, 2010
3,779	$100	April 24, 2011
29	$103	April 30, 2011
321,320

In conjunction with the SAC agreement (Note 11), the Company issued warrants to purchase 833,333 shares of Common Stock and are exercisable at $6.40 per share. The warrants are exercisable at any time within six years following the six-month anniversary of the issuance of the warrants. Upon vesting, the warrants are exercisable to the extent that such exercise would not result in the beneficial ownership by SAC and its affiliates of more than 9.99% of the number of shares outstanding immediately after giving effect to the issuance of shares upon exercise of the warrants. The warrant also provides that if the Company would issue securities in the future at a purchase price that is less than the exercise price of the warrant, then the exercise price of the warrant would be reduced to such lower purchase price, provided, however, that such exercise price can never be lower than $5.90 which was the closing bid price of our shares on the day prior to the sale of our securities to SAC. The warrant also provides that in the event we issue securities at a purchase price less than the exercise price of the warrant, the number of shares issuable under the warrant shall be increased by that number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares issuable under the warrant immediately prior to such adjustment and dividing the product thereof by the new exercise price of the warrant (which can never be less than $5.90). Under this formula, the maximum number shares would be issuable under the warrant would be 903,955. The warrant provides that no adjustments shall be made for any shares sold to Mr. Illes by the Company under the 2006-B Common Stock Agreement at any time prior to December 31, 2011.

In conjunction with the Blair Agreements (Note 11), the Company issued warrants to purchase 700,017 shares of Common Stock and are exercisable at $6.40 per share at any time prior to December 31, 2011. Of these warrants, 32,098 were exercised during the year ended June 30, 2007. Additionally, the Company issued Blair, the placement agent, warrants to purchase 11,454 shares of Common Stock and are exercisable at $6.60 per share at any time prior to December 31, 2011. All of these warrants were exercised during the year ended June 30, 2007.

In conjunction with the 2008-C Senior Note offering (Note 9), the Company issued warrants to purchase 54,494 shares of Common Stock and are exercisable at $20 per share at any time prior to December 31, 2008.

In conjunction with the 2010-B Senior Note offering (Note 9), the Company issued warrants to purchase 77,000 shares of Common Stock and are exercisable at $20 per share at any time prior to December 31, 2008.

In conjunction with the 2005-D Private Placement Offering (Note 11), the Company issued warrants to purchase 233,333 shares of Common Stock and are exercisable at $15 per share at any time prior to December 31, 2005. During October 2005, the Company approved a temporary reduction in the exercise price of the 2005-D Common Stock Warrants from $15 to $10 per share through November 30, 2005. The Company received $368,000 and issued 36,800 shares of Common Stock as a result of the exercise of the 2005-D Common Stock Warrants at $10 per share.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

12. COMMON STOCK WARRANTS AND OPTIONS (CONTINUED)

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

Common Stock Option activity during the years ended June 30, 2007, 2006 and 2005 was as follows.

		EXERCISE
	OPTIONS	PRICE	WEIGHTED-AVERAGE
	OUTSTANDING	PER SHARE	EXERCISE PRICE
Outstanding at June 30, 2004	18,975	$16.50-$200	$23.80
Granted	3,000	$20	$20.00
Cancelled	(1,876)	$30	$30.00
Outstanding at June 30, 2005	20,099	$16.50-$200	$23.58
Granted	160,000	$7.50-$8	$7.52
Expired	(1,166)	$100-$200	$105.66
Outstanding at June 30, 2006	178,933	$7.50-$100	$8.68
Granted	--	--	--
Expired	(15,933)	$16.50-$100	$18.24
Outstanding at June 30, 2007	163,000	$7.50-$20	$7.75
Exercisable at June 30, 2007	117,667	$7.50-$20	$7.83

USA Technologies, Inc.
Notes to Consolidated Financial Statements

12. COMMON STOCK WARRANTS AND OPTIONS (CONTINUED)

The following table shows exercisable options, exercise prices, the weighted average remaining contractual life and the aggregate intrinsic value for options outstanding as of June 30, 2007.

			WEIGHTED AVERAGE
		EXERCISE	REMAINING	CONTRACTUAL	INTRINSIC
OPTIONS	OPTIONS	PRICE	LIFE	(YEARS)-	VALUE-
OUTSTANDING	EXERCISABLE	PER SHARE	OUTSTANDING	EXERCISEABLE	OUTSTANDING	EXERCISABLE
154,000	111,667	$7.50	4.72	2.99	$500,500	$362,918
6,000	3,000	$8	5.47	1.60	$-	$-
3,000	3,000	$20	0.95	0.95	$-	$-
163,000	117,667		4.68	2.90	$500,500	$362,918

The following table shows exercisable options, exercise prices, the weighted average remaining contractual life and the aggregate intrinsic value for options outstanding as of June 30, 2006.

			WEIGHTED AVERAGE
		EXERCISE	REMAINING	CONTRACTUAL	INTRINSIC
OPTIONS	OPTIONS	PRICE	LIFE	(YEARS)-	VALUE-
OUTSTANDING	EXERCISABLE	PER SHARE	OUTSTANDING	EXERCISEABLE	OUTSTANDING	EXERCISABLE
154,000	69,334	$7.50	5.72	4.83	$30,800	$13,867
6,000	-	$8	6.47	0.00	$-	$-
14,658	14,658	$16.50	0.87	0.87	$-	$-
3,000	1,500	$20	1.95	0.40	$-	$-
1,125	1,125	$30	0.31	0.31	$-	$-
150	150	$100	0.96	0.96	$-	$-
178,933	86,767		5.25	4.02	$30,800	$13,867

Total expected compensation expense related to the vesting of options outstanding as of June 30, 2007 is $115,046 and is expected to be recognized over weighted-average period of 0.95 years. The intrinsic value of the non-vested options as of June 30, 2007 was $145,832. On April 21, 2006, the Board of Directors approved the grant of 12,000 Common Stock Options to each of the outside directors serving as of February 27, 2006 all with an exercise price of $7.50 per share and all exercisable at any time within five years following the date of vesting.

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

The fair value of the stock options granted on April 21 and May 11, 2006 was $4.83 and $5.51, respectively, and was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

Dividend yield	0%
Expected stock price volatility	0.823
Risk-free interest rate	4.0%
Expected life, in years	5

USA Technologies, Inc.
Notes to Consolidated Financial Statements

12. COMMON STOCK WARRANTS AND OPTIONS (CONTINUED)

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

The weighted-average grant-date fair value of stock options granted was $5.26 and $9.36 during the years ended June 30, 2006 and 2005, respectively. The total fair value of options vested during the years ended June 30, 2007, 2006, and 2005 was $255,815, $371,050, and $18,000.

13. RETIREMENT PLAN

The Company's Savings and Retirement Plan (the "Plan") allows employees who have attained the age of 21 and have completed six months of service to make voluntary contributions up to a maximum of 15% of their annual compensation, as defined in the Plan. Through June 30, 2000, the Plan did not provide for any matching contribution by the Company, however, starting at the beginning of fiscal year 2001, the Company amended the Plan to include a Company matching contribution up to 10% of an employee's compensation. Effective January 1, 2003, the matching contribution changed to a dollar-for-dollar matching contribution on salary deferrals up to 3% of the employee's compensation then a fifty-cents on the dollar matching contribution on salary deferrals from 3% to 5%. The Company's contribution for the years ended June 30, 2007, 2006 and 2005 was approximately $143,000, $114,000 and $96,000, respectively.

14. COMMITMENTS AND CONTINGENCIES

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

The Company also leases 9,084 square feet of space, located in Malvern, Pennsylvania, on a month-to-month basis for a monthly payment of approximately $8,000. During January 2007, the Company entered into an amendment to the lease covering 4,293 additional square feet that is contiguous to its existing space. The lease term was extended to December 31, 2010, and the amendment provides for a rent of $13,377 per month with escalating rental payments through the remainder of the lease. During prior years, the facility was solely used to warehouse product. All product warehousing, shipping and customer support was transferred to this location from the executive office location during the first quarter of fiscal year 2005.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Rent expense under operating leases was approximately $492,000, $489,000, and $447,000 during the years ended June 30, 2007, 2006 and 2005, respectively. Future minimum lease payments subsequent to June 30, 2007 under capital leases and noncancellable operating leases are as follows:

	CAPITAL	OPERATING
	LEASES	LEASES
2008	$362,280	$448,000
2009	206,398	455,000
2010	130,577	223,000
2011	35,578	3,000
2012	26,684	--
Total minimum lease payments	$761,517	$1,129,000
Less amount representing interest	84,042
Present value of net minimum lease payments	677,475
Less current obligations under capital leases	311,420
Obligations under capital leases, less current portion	$366,055

In conjunction with the Program (Note 11), during March 2007, each of Mr. Jensen, Mr. Herbert, and Mr. DeMedio signed amendments to their Employment and Non-Competition Agreements.

On May 11, 2006, the Company and Mr. Jensen entered into an Amended and Restated Employment Agreement pursuant to which the term of Mr. Jensen’s employment with the Company was extended to June 30, 2009. Effective May 11, 2006, Mr. Jensen’s base salary was increased to $325,000 per annum. Mr. Jensen’s base salary had not been increased since January 1, 2004. The Agreement requires Mr. Jensen to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the Agreement and for a period of one year thereafter. Mr. Jensen was granted the right (exercisable at any time prior to the 60th day following the commencement of each fiscal year) to elect to have one-half of his base salary for each of the fiscal years ending June 30, 2007, June 30, 2008, and June 30, 2009 paid in shares of Common Stock rather than cash. Mr. Jensen has elected to receive shares in lieu of cash for one-half of his base salary for the fiscal year ending June 30, 2007. As a result of such election, 22,080 shares were issued to him which will vest as follows: 5,520 on July 1, 2006; 5,520 on October 1, 2006; 5,520 on January 1, 2007; and 5,520 on April 1, 2007. Mr. Jensen was also granted 75,000 shares of Common Stock and an additional amount of options to purchase up to 75,000 shares of Common Stock at $7.50 per share. The 75,000 shares of Common Stock vested as follows: 25,000 on June 1, 2006; 25,000 on January 1, 2007; and 25,000 on June 1, 2007. The options

USA Technologies, Inc.
Notes to Consolidated Financial Statements

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

vest as follows: 25,000 on May 11, 2006; 25,000 on June 30, 2007; and 25,000 on June 30, 2008. The options may be exercised at any time within 5 years of vesting. The Company recorded a non-cash compensation charge of $264,000 and $172,127 related to the grant of restricted Common Stock and Common Stock Options, respectively, during the fiscal year ended June 30, 2006. All of the shares granted to or to be issued to Mr. Jensen under his employment agreement, and the shares underlying the options granted to Mr. Jensen, are not and will not be registered under the Securities Act of 1933, as amended, and constitute restricted securities as such term is defined in Rule 144 promulgated under the 1933 Act.

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

On May 11, 2006, the Company and Mr. Herbert entered into an Amended and Restated Employment Agreement pursuant to which the term of Mr. Herbert’s employment with the Company was extended to June 30, 2009. Effective May 11, 2006, Mr. Herbert’s base salary was increased to $285,000 per annum. Mr. Herbert’s base salary had not been increased since January 1, 2004. The Agreement requires Mr. Herbert to devote his full time and attention to the business and affairs of the Company and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter. In the event that a USA Transaction (as defined in Mr. Jensen's employment agreement) shall occur, then Mr. Herbert has the right to terminate his agreement upon 30 days notice to USA. Mr. Herbert was granted the right to elect to have one-half of his base salary for each of the fiscal years ending June 30, 2007, June 30, 2008, and June 30, 2009 paid in shares of Common Stock rather than cash. Mr. Herbert was also granted 50,000 shares of Common Stock and an additional amount of options to purchase up to 18,000 shares of Common Stock at $7.50 per share. The 50,000 shares of Common Stock vested as follows: 16,667 on June 1, 2006; 16,667 on January 1, 2007; and 16,666 on June 1, 2007. The options vest as follows: 6,000 on May 11, 2006; 6,000 on June 30, 2007; and 6,000 on June 30, 2008. The options may be exercised at any time within 5 years of vesting. The Company recorded a non-cash compensation charge of $176,003 and $41,310 related to the grant of restricted Common Stock and Common Stock Options, respectively, during the fiscal year ended June 30, 2006. All of the shares granted to or to be issued to Mr. Herbert under his employment agreement, and the shares underlying the options granted to Mr. Herbert, are not and will not be registered under the Securities Act of 1933, as amended, and constitute restricted securities as such term is defined in Rule 144 promulgated under the 1933 Act.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

In February 2005, a Complaint was filed against the Company by Swartz Private Equity, LLC (“Swartz”) alleging that the Company breached various agreements entered into with Swartz in August and September 2000 in connection with the so-called equity line of credit provided by Swartz to the Company. The Complaint requests money damages of $4,350,381 representing the alleged value of the warrants currently held by or claimed to be due to Swartz, money damages of $196,953 representing a termination fee allegedly due in connection with the termination of the agreements, and unspecified money damages relating to the alleged breach of the rights of first refusal. The Company’s response to the Complaint denied any liability to Swartz and asserted various counterclaims against Swartz that seek money damages and other affirmative relief against Swartz. The Company’s response, among other things, states that the entire transaction is void and unenforceable because Swartz had failed to register as a broker-dealer under applicable Federal and state securities laws as required in order for Swartz to be engaged in the business of providing equity line products. On September 20, 2006, the parties agreed to fully settle this litigation. In this regard, the Company agreed to issue to Swartz 33,184 shares of our Common Stock. We also agreed to honor the cashless exercise of warrants by Swartz in 2003 for 6,816 shares of Common Stock. We had previously disputed that Swartz had validly exercised those warrants. We have granted to Swartz certain registration rights in connection with the 33,184 shares. The settlement agreement and release implementing the settlement was signed by the parties on October 12, 2006. The Company had recorded a liability of $270,000 as of June 30, 2006 to accrue for the value of the 40,000 shares of Common Stock that were issued in October 2006 under the settlement agreement.

The Company also issued 2,536 shares of Common Stock to a former employee totaling $18,000 relating to the settlement of litigation.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

15. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

Unaudited quarterly results of operations for the years ended June 30, 2007 and 2006 follow and should be read in conjunction with the Company's quarterly reports on Form 10-Q.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
YEAR ENDED JUNE 30, 2007

Revenues	$2,008,897	$2,011,722	$2,690,414	$2,446,979	$9,158,012

Gross profit	$615,536	$284,189	$317,940	$128,568	$1,346,233

Net loss	$(3,680,314)	$(4,377,088)	$(4,119,458)	$(5,605,598)	$(17,782,458)

Cumulative preferred dividends	$(391,157)	$--	$(390,294)	$--	$(781,451)

Loss applicable to common shares	$(4,071,471)	$(4,377,088)	$(4,509,752)	$(5,605,598)	$(18,563,909)

Loss per common share (basic and diluted)	$(0.63)	$(0.60)	$(0.45)	$(0.49)	$(2.13)

YEAR ENDED JUNE 30, 2006

Revenues	$1,363,886	$1,957,753	$1,618,776	$1,474,388	$6,414,803

Gross profit	$314,927	$787,882	$687,749	$219,788	$2,010,346

Net loss	$(3,196,872)	$(2,864,091)	$(3,313,868)	$(5,472,245)	$(14,847,076)

Cumulative preferred dividends	$(392,057)	$--	$(391,232)	$--	$(783,289)

Loss applicable to common shares	$(3,588,929)	$(2,864,091)	$(3,705,100)	$(5,472,245)	$(15,630,365)

Loss per common share (basic and diluted)	$(0.90)	$(0.61)	$(0.74)	$(0.96)	$(3.15)

16. SUBSEQUENT EVENTS (UNAUDITED)

From July 1 through September 14, 2007, the Company issued 394,385 shares of Common Stock under the 2006-B Common Stock Agreement for total gross proceeds of $2,947,500.

In September 2007, the Company had committed to purchase approximately $3,600,000 of inventory from a third party contract manufacturer through May 2009.

During July 2007, the Company entered into a loan agreement for $150,355 with a financial institution bearing interest at 12% that was collaterized by $169,420 of the Finance Receivables. The Company agreed to make 32 monthly payments of $5,826, which include interest and principal, from the proceeds received from the Finance Receivables. During July 2007, the Company also entered into a loan agreement for $89,385 with the same financial institution bearing interest at 12% that was collaterized by $105,074 of the Finance Receivables. The Company agreed to make 32 monthly payments of $3,278, which include interest and principal, from the proceeds received from the Finance Receivables.

In regards to the Long-Term Equity Incentive Program (see Note 11), based upon the financial results of the Company for the fiscal year ended June 30, 2007, the target goal (100%) relating to revenues was met and the minimum target goals relating to gross profit and EBITDA were not met. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, and excludes non-cash stock payments/awards and stock options granted to officers and Board members. Substantially all of the e-Port units sold during the fiscal year consisted of units pertaining to the MasterCard PayPass seeding program with substantially reduced selling prices which resulted in reduced gross profit and EBITDA.

Management’s goal was to have the maximum number of units deployed in the field as quickly as possible. The Compensation Committee agrees with management that given the current stage of the Company’s business, it was more beneficial to the Company to maximize the number of e-Ports in the field as soon as possible.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

16. SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED)

As a result, on September 21, 2007, the Compensation Committee recommended to the Board of Directors that the selling price of all the e-Ports sold during the fiscal year be “normalized” to the current retail price. This normalization resulted in increased proforma revenues, gross profit and EBITDA for the e-Port units sold in the MasterCard PayPass seeding program. The Compensation Committee also recommended that the executive officers be given the option to elect to satisfy the Company’s minimum statutory tax withholding obligations for this Program and the restricted stock bonus award by reducing the number of Common Shares issuable under this Program. The Board of Directors approved the recommendation of the Compensation Committee.

As a result of the normalization, the maximum revenue target (125%) was met, and the targets for gross profit (100%) and EBITDA (100%) were also met, resulting in the vesting of a total of 241,249 shares under the Plan for the fiscal year rather than a total of 101,578 shares prior to the normalization. As a result of the option to allow the executives to elect to satisfy the Company’s tax withholding obligations for the restricted stock award with shares from the Program, the Program will be accounted for as a liability award rather than an equity award as of the date of the change.

As a result of the tax withholding option, the Company will reclassify the $599,311 from Common Stock to a short-term share-based payment liability. The Company will remeasure the short-term share-based payment liability at the end of each reporting period until settlement. The final measurement and charge to compensation expense will be determined on the date of settlement. As the price of the Company’s shares was $8.45 on the date of the approval of the normalization, a charge of $1,180,220 will be recorded to compensation expense with a corresponding amount to the short-term share-based payment liability for a total share-based payment liability of $1,779,531 as of September 21, 2007.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of June 30, 2007. Based on this evaluation, they conclude that the disclosure controls and procedures effectively ensure that the information required to be disclosed in the Company's filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)  Changes in internal controls.

There have been no changes during the quarter ended June 30, 2007 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our Directors and executive officers, on August 31, 2007, together with their ages and business backgrounds were as follows:

Name	Age	Position(s) Held
George R. Jensen, Jr.	58	Chief Executive Officer,
		Chairman of the Board of Directors
Stephen P. Herbert	44	Chief Operating Officer and President, Director
David M. DeMedio	36	Chief Financial Officer
William L. Van Alen, Jr. (1) (2)	74	Director
Steven Katz (1)	59	Director
Douglas M. Lurio	50	Director
Joel Brooks (2)	48	Director
Stephen W. McHugh (2)	51	Director

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

Joel Brooks joined the Board of Directors of USA on March 22, 2007.  Mr. Brooks was appointed by the Board to fill the vacancy on the Board caused by the resignation of Albert Passner.  Since December 2000, Mr. Brooks has served as the Chief Financial Officer and Treasurer of Senesco Technologies, Inc., a biotechnology company whose shares are traded on the American Stock Exchange. From September 1998 until November 2000, Mr. Brooks was the Chief Financial Officer of Blades Board and Skate, LLC, a retail establishment specializing in the action sports industry. Mr. Brooks was Chief Financial Officer from 1997 until 1998 and Controller from 1994 until 1997 of Cable and Company Worldwide, Inc. He also held the position of Controller at USA Detergents, Inc. from 1992 until 1994, and held various positions at several public accounting firms from 1983 through 1992. Mr. Brooks received his Bachelor of Science degree in Commerce with a major in Accounting from Rider University in February 1983

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has a standing Audit Committee presently consisting of each of Mr. Van Alen (Chairman), Mr. McHugh and Mr. Brooks.  The Company’s Board of Directors has determined that Joel Brooks is the Audit Committee financial expert serving on the Audit Committee as defined by applicable SEC rules. The Board has also determined that Mr. Brooks is “independent” as such term is defined by applicable SEC rules.

CODE OF BUSINESS CONDUCT AND ETHICS

Our Board has adopted a Code of Ethics, which was amended and restated in May 2006 and applies to all executive officers, directors and employees of the Company, including our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Controller. A copy of our Code of Business Conduct and Ethics is filed with this Form 10-K as Exhibit 14.1.

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

Stephen P. Herbert filed a late Form 4, William Van Alen, Jr., filed two late Form 4s and Stephen W. McHugh filed a late Form 3.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Our Compensation Committee is currently comprised of two non-employee directors. The Compensation Committee is responsible for reviewing and recommending compensation and compensation changes for the executive officers of the Company. The compensation of the two other employees named in the Summary Compensation Table is determined by the executive officers. The Chief Executive Officer assists the Committee in determining the compensation of all other executive officers and the other executive officers do not have a role in determining their own compensation. Our Chief Executive Officer regularly provides information to the Compensation Committee. The Compensation Committee considers each component of executive compensation in light of total compensation. In considering adjustments to the total compensation of the executive officers, the Compensation Committee also considers the value of previous compensation.

We have developed a compensation policy that is designed to attract and retain key executives responsible for our success and motivate management to enhance long-term shareholder value. The Compensation Committee believes that compensation of the Company’s executive officers should encourage creation of shareholder value and achievement of strategic corporate objectives and the Committee seeks to align the interests of the Company’s shareholders and management by integrating compensation with the Company’s annual and long-term corporate and financial objectives. We believe that providing our executive officers who have responsibility for the Company’s management and growth with an opportunity to increase their ownership of Company stock aligns the interests of the executive officers with those of the shareholders. During the 2007 fiscal year, we adopted the Long Term Equity Incentive Program for our executive officers in order to provide them with the opportunity to further increase the number of shares owned by them. In order to be competitive with compensation offered by other technology companies and to motivate and retain executive officers, the Company intends to offer a total compensation package competitive with other technology companies as well as take into account individual responsibilities and performance. The annual compensation package for our executives primarily consists of:

•	a base salary
•	stock options
•	long-term stock incentive awards
•	cash and stock bonuses
•	restricted stock awards
•	other benefits

Base Salary

Base salary is the fixed component of our executive’s annual cash compensation and is set with the goal of attracting talented executives and adequately compensating and rewarding them for services rendered during the fiscal year. For fiscal 2007, our executive officers had employment agreements that specified the level of salary to which the officer is entitled, subject to review of our Board or Compensation Committee from time to time. These base salaries were established in April 2006, and reflected the individual’s level of responsibility and performance. In recommending base salaries to the Board, the Compensation Committee also considers changes in duties and responsibilities, our business and financial results, the relationship among base salaries paid to others within our Company, and its knowledge of base salaries paid to executive officers of other technology companies. As permitted under his employment agreement, Mr. Jensen elected to receive fifty-percent (50%) of his base salary in shares of Common Stock rather than cash payments during the 2007 fiscal year. The base salaries for each of Messrs. Sagady and McLaughlin for the fiscal year were established by our President after discussions with each employee.

Stock Options

Stock options serve to ensure that executive management is properly focused on shareholder value. Stock options align management incentives with shareholder’s objectives because options have value only if the stock price increases over time. A vesting schedule also keeps the executives focused on long term performance and not short term gains. For fiscal 2007, various stock options became vested that were granted to our executive officers at the time the officers entered into their employment agreements in May 2006. During the fiscal year, the Company granted to our executive officers piggy back registration rights in connection with the shares underlying the options granted to them in their employment agreements.

Restricted Stock Awards

During fiscal 2007, shares of restricted stock became vested that had been issued to Messrs. Jensen and Herbert at the time they entered into their May 2006 employment agreements. During the fiscal year, the Company granted to our executive officers piggy back registration rights in connection with the restricted shares granted to them in their employment agreements.

Cash and Stock Bonuses

In addition to base salary, we may award variable cash bonus awards to our executives as well as shares available under our stock compensation programs. The shares awarded under our stock compensation plans are registered under the Securities Act of 1933, as amended.  Shares were awarded under our stock plans to each of Messrs. Sagady and McLaughlin during the fiscal year. The shares were awarded to them upon the recommendation of our President. In addition, based upon performance, Messrs. Sagady and McLaughlin earned cash bonuses.

Long-Term Equity Incentive Program

During February 2007, at the recommendation of the Compensation Committee, the Board of Directors adopted the Long-Term Equity Incentive Program covering the Company’s executive officers – Messrs. Jensen, Herbert and DeMedio. The purpose of the Plan is to ensure continuity of the Company’s executives, encourage stock ownership by the executives, align the interests of the executives with those of the shareholders, and provide incentives and rewards to the executives who are largely responsible for the management and growth of the Company.

Under the Plan, each executive officer will be awarded common stock of the Company in the event the Company achieves target goals relating to each of revenues, gross profit and EBITDA during each of the fiscal years ending June 30, 2007, June 30, 2008, and June 30, 2009. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, and excludes non-cash stock payments/awards and stock options granted to officers and Board members. During each such fiscal year, the number of eligible shares to be awarded to the executive is based upon the following weightings: 40% of eligible shares are determined by revenues; 30% of eligible shares are determined by gross profit; and 30% of eligible shares are determined by EBITDA.

If the target goals (100%) for revenues, gross profit, and EBITDA are achieved by the Company during the applicable fiscal year, the executive officers would be awarded the following number of shares:

	Fiscal Year Ended June 30,
	2007	2008	2009
George R. Jensen, Jr.	178,570	178,570	178,570
Stephen P. Herbert	53,713	53,713	53,714
David M. DeMedio	21,663	21,663	21,664

If actual revenues, gross profit, or EBITDA for a particular fiscal year exceed the target goals, each executive would be awarded additional eligible shares, up to an amount no greater than 125% of the number of eligible shares. If the actual revenues, gross profit, or EBITDA for a particular fiscal year are less than the target goals, each executive would be awarded a lesser pro rata portion of the number of eligible shares. If minimum target goals for revenues, gross profit, or EBITDA for a particular fiscal year are not achieved, no eligible shares will be awarded to each executive. Up to 952,298 shares of common stock are reserved for issuance under the Plan.

Based upon the financial results of the Company for the fiscal year ended June 30, 2007, the target goal (100%) relating to revenues was met and the minimum target goals relating to gross profit and EBITDA were not met.  Substantially all of the e-Port units sold during the fiscal year consisted of units pertaining to the MasterCard PayPass seeding program with substantially reduced selling prices resulting in reduced gross profit and EBITDA.

Management’s goal was to have the maximum number of units deployed in the field as quickly as possible. The Compensation Committee agreed with management that given the current stage of the Company’s business, it was more beneficial to the Company to maximize the number of e-Ports in the field as soon as possible.

As a result, during September 2007, the Compensation Committee recommended to the Board of Directors that the selling price of all the e-Ports sold during the fiscal year be “normalized” to the current retail price. This normalization resulted in increased revenues, gross profit and EBITDA for the e-Port units sold in the MasterCard PayPass seeding program. The Board of Directors has approved the recommendation of the Compensation Committee.

As a result of the normalization, a higher than target revenue hurdle was met (110%), and lower than target hurdles for each of gross profit (85%) and EBITDA (85%) were also met, resulting in the issuance to the executive officers a total of 241,249 shares under the Plan for the fiscal year rather than a total of 101,578 shares prior to the normalization. The specific allocation of the shares among the executive officers is as follows: Mr. Jensen-169,641 shares; Mr. Herbert- 51,028 shares; and Mr. DeMedio- 20,580 shares.

While it is difficult for management to fully predict our unit sales for e-Ports for the 2008 fiscal year, the Company believes that the current Seeding Program would not continue for the majority of the 2008 fiscal year. Based on the foregoing, management believes that it is likely that the Company would meet the target goals established under the Plan for the 2008 fiscal year

Other Benefits

Our health care, insurance and other employee benefits are substantially the same for all our employees, including our executive officers. We do maintain an automobile allowance program for each of our executive officers.

Impact of Taxation and Accounting Considerations on Executive Compensation

The Compensation Committee and the Board take into account tax and accounting consequences of the compensation program and weigh these factors when setting total compensation and determining the individual elements of any executive officer’s compensation package.

As a result of the normalization of the selling price of the e-Ports described above in September 2007, there is an additional charge of $1,180,220, as of September 21, 2007, required to be taken by our Company in connection with the additional shares issued to our executives under the Long Term Equity Incentive Program. Of the total charge of $1,779,531, as of September 21, 2007, to be taken by the Company, $599,311 is reflected in our financial statements for the 2007 fiscal year and the balance of $1,180,220, as of September 21, 2007, is to be reflected in our financial statements for first quarter of the 2008 fiscal year. The charge of $1,180,220, as of September 21, 2007, for the additional shares issued to our executives is not reflected in the compensation tables presented below and will be reflected in the compensation tables presented in connection with the 2008 fiscal year.

The Plan permits the executives to satisfy any income tax withholding obligations by electing to reduce the number of shares otherwise issuable to them under the Plan. The executives have not yet determined whether or not to do so, and accordingly, the number of shares to be issued under the Plan does not reflect any possible reduction. See footnote 16 to the Consolidated Financial Statements.

COMPENSATION COMMITTEE REPORT

The following “Compensation Committee Report” shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The Compensation Committee reviewed the above Compensation Discussion and Analysis and discussed its contents with Company management. Based on the review and discussions, the Committee has recommended that this Compensation Discussion and Analysis be included in the Form 10-K for the fiscal year ended June 30, 2007.

Respectfully submitted:

Steven Katz, Chairman
William L. Van Alen,  Jr .

SUMMARY COMPENSATION TABLE

The following table sets forth certain information with respect to compensation paid or accrued by the Company during the fiscal years ended June 30, 2005, June 30, 2006 and June 30, 2007 to each of the executive officers and employees of the Company named below:

Name and	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Prinicpal Position	Year	($) (4)	($) (5)	($) (6)	($) (7)	($)	($)	($) (8)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
George R. Jensen, Jr.,	2007	$325,000	$-	$821,424	$137,750	$-	$-	$17,875	$1,302,049
Chief Executive Officer &	2006	$270,288	$-	$200,000	$137,750	$-	$-	$18,563	$626,601
Chairman of the Board	2005	$250,000	$-	$-	$-	$-	$-	$17,875	$267,875

Stephen P. Herbert,	2007	$285,000	$-	$393,426	$33,060	$-	$-	$17,875	$729,361
Chief Operating Officer &	2006	$246,673	$-	$133,336	$33,060	$-	$-	$18,563	$431,632
President	2005	$231,923	$-	$-	$-	$-	$-	$17,875	$249,798

David M. DeMedio (1),	2007	$165,000	$-	$51,124	$26,355	$-	$-	$17,875	$260,354
Chief Financial Officer	2006	$162,385	$-	$-	$26,360	$-	$-	$20,112	$208,857
	2005	$131,689	$11,000	$-	$-	$-	$-	$7,800	$150,489

John McLaughlin (2),	2007	$132,028	$46,629	$18,821	$-	$-	$-	$8,450	$205,928
Vice President of Sales

Cary Sagady (3),	2007	$125,400	$25,000	$27,675	$-	$-	$-	$7,800	$185,875
Vice President, Research & Development

(1) Employment as Chief Financial Officer commenced on April 12, 2005.

(2) Employment as Vice President of Sales commenced on August 3, 2004.

(3) Employment as Vice President of Research and Development commenced on January 1, 2006.

(4) Includes Mr. Jensen’s election to receive one-half of his base salary in Common Stock during the 2007 fiscal year.  As a result, 22,080 restricted shares were issued to Mr. Jensen on June 30, 2006 and recorded at $7.36 per share of Common Stock for a total value of $162,500 during the fiscal year.  These shares vested as follows: 5,520 on July 1, 2006; 5,520 on October 1, 2006; 5,520 on January 1, 2007; and 5,520 on April 1, 2007

(5) Consists of cash bonuses awarded upon achievement of performance goals.

(6) Fiscal year 2007 includes 50,000 shares (25,000 vested on January 1, 2007 and 25,000 vested on June 1, 2007) valued at $8.00 per share and 71,428 shares valued at $5.90 per share relating to the Long-Term Equity Incentive Program for Mr. Jensen; 33,333 shares (16,666 vested on January 1, 2007 and 16,666 vested on June 1, 2007) valued at $8.00 and 21,485 shares valued at $5.90 per share relating to the Long-Term Equity Incentive Program for Mr. Herbert; 8,665 shares valued at $5.90 relating to the Long-Term Equity Incentive Program for Mr. DeMedio; 3,150 shares valued at $5.975 per share for Mr. McLaughlin and 4,500 shares valued at $6.15 per share for Mr. Sagady.   Fiscal year 2006 includes 25,000 shares that vested on June 1, 2006 valued at $8.00 per share for Mr. Jensen; and 16,667 shares that vested on June 1, 2006 valued at $8.00 per share for Mr. Herbert.

(7) Fiscal year 2007 includes 25,000 options that vested on June 30, 2007 at the fair market value of the grant date of $5.51 for Mr. Jensen; 6,000 options that vested on June 30, 2007 at the fair market value of the grant date of $5.51 for Mr. Herbert; 2,333 options that vested on June 30, 2007 at the fair market value of the grant date of $5.51 and 1,500 options that vested on various dates during the fiscal year at the fair market value of the grant of $9.00 for Mr. DeMedio.  Fiscal year 2006 includes 25,000 options that vested on June 30, 2006 at the fair market value of the grant date of $5.51 for Mr. Jensen; 6,000 options that vested on June 30, 2006 at the fair market value of the grant date of $5.51 for Mr. Herbert; 2,334 options that vested on June 30, 2006 at the fair market value of the grant date of $5.51 and 1,500 options that vested on various dates during the fiscal year at the fair market value of the grant of $9.00 for Mr. DeMedio.

(8) Represents cash payments for car allowance payments.

GRANTS OF PLAN-BASED AWARDS TABLE

The table below summarizes the amounts of awards granted to the executive officers under our Long-Term Equity Incentive Program and the shares awarded to the two employees named below during the fiscal year ended June  30, 2007:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards Number of Shares of Stock or	All Other Option Awards Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Option Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($)	($) (2)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
George R. Jensen, Jr.	02/12/2007	-	-	-	187,500	535,710	669,638	-	-	-	$3,950,864
Stephen P. Herbert	02/12/2007	-	-	-	56,400	161,139	201,424	-	-	-	$1,194,302
David M. DeMedio	02/12/2007	-	-	-	22,747	64,989	81,236	-	-	-	$479,292
John McLaughlin	10/24/2006	-	-	-	-	-	-	3,150	-	$5.975	$18,821
Cary Sagady	03/08/2007	-	-	-	-	-	-	4,500	-	$6.150	$27,675

(1) – The amounts in columns (f), (g) and (h) represent the range of equity awards for each named executive officer under the Long-Term Equity Incentive Program issuable over the 2007, 2008 and 2009 fiscal years.

(2) – Amounts represent the grant fair value determined in accordance with SFAS No. 123R.

TOTAL OPTION EXERCISES AND STOCK VESTED

The following table sets forth information regarding options exercised and shares of common stock acquired upon vesting by our named executive officers during fiscal 2007::

	Option Awards		Stock Awards

	Number of Shares
	Acquired on	Value Realized	Number of Shares	Value Realized on
Name	Exercise (#)	on Exercise ($)	Acquired on Vesting (#)	Vesting ($) (1)
(a)	(b)	(c)	(d)	(e)
George R. Jensen, Jr.	-	$-	121,428	$1,205,351
Stephen P. Herbert	-	$-	54,817	$522,619
David M. DeMedio	-	$-	8,665	$93,149
John McLaughlin	-	$-	3,150	$18,821
Cary Sagady	-	$-	4,500	$27,675

(1) Value equals number of shares multiplied by the market value on vesting date.

OUSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table shows information regarding unexercised stock options and unvested equity awards granted to the executive officers as of the fiscal year ended June 30, 2007:

	Option Awards					Stock Awards

									Equity
									Incentive
			Equity					Equity	Plan
			Incentive					Incentive	Awards:
			Plan Awards:					Plan Awards:	Market or
	Number of	Number of	Number of					Number of	Payout Value
	Securities	Securities	Securities			Number	Market Value	Unearned	of Unearned
	Underlying	Underlying	Underlying			of Shares or	of Shares or	Shares, Units or	Shares, Units
	Unexercsied	Unexercsied	Unexercised	Option	Option	Units of Stock	Units of Stock	Other Rights	or Other Rights
	Options (#)	Options (#)	Unearned	Exercise	Expiration	That Have Not	That Have Not	That Have Not	That Have Not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
George R. Jensen, Jr.,	--	--	--	--	--	--	--	497,140	$5,344,255
Chief Executive Officer &	25,000	--	--	$7.50	05/10/2011	--	--	--	--
Chairman of the Board	25,000	--	--	$7.50	06/28/2012	--	--	--	--
	--	25,000	--	$7.50	06/29/2013	--	--	--	--

Stephen P. Herbert,	--	--	--	--	--	--	--	107,427	$1,154,840
Chief Operating Officer &	6,000	--	--	$7.50	05/10/2011	--	--	--	--
President	6,000	--	--	$7.50	06/28/2012	--	--	--	--
	--	6,000	--	$7.50	06/29/2013	--	--	--	--

David M. DeMedio,	--	--	--	--	--	--	--	43,327	$465,765
Chief Financial Officer	375	--	--	$7.50	07/01/2007	--	--	--	--
	375	--	--	$7.50	10/31/2007	--	--	--	--
	375	--	--	$7.50	01/31/2008	--	--	--	--
	375	--	--	$7.50	04/30/2008	--	--	--	--
	375	--	--	$7.50	07/31/2008	--	--	--	--
	375	--	--	$7.50	10/31/2008	--	--	--	--
	375	--	--	$7.50	01/31/2009	--	--	--	--
	375	--	--	$7.50	04/30/2009	--	--	--	--
	2,334	--	--	$7.50	05/10/2011	--	--	--	--
	2,333	---	--	$7.50	06/28/2012	--	--	--	--
	--	2,333	--	$7.50	06/29/2013	--	--	--	--

(1)
 Reflects 357,140 shares issuable to Mr. Jensen under the Long Term Equity Incentive Program on account of fiscal years 2008 and 2009 assuming the target performance goals are attained, and 140,000 shares issuable to Mr. Jensen under his employment agreement upon the occurrence of a USA Transaction. Reflects 107,427 shares issuable to Mr. Herbert and 43,327 shares issuable to Mr. DeMedio on account of fiscal years 2008 and 2009 under the Long Term Equity Incentive Program assuming the target performance goals are attained.

EXECUTIVE EMPLOYMENT AGREEMENTS

On May 11, 2006, the Company and Mr. Jensen entered into an Amended and Restated Employment Agreement pursuant to which the term of Mr. Jensen’s employment with the Company was extended to June 30, 2009. Effective May 11, 2006, Mr. Jensen’s base salary was increased to $325,000 per annum. The Agreement requires Mr. Jensen to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the Agreement and for a period of one year thereafter. Mr. Jensen was granted the right (exercisable at any time prior to the 60th day following the commencement of each fiscal year) to elect to have one-half of his base salary for each of the fiscal years ending June 30, 2007, June 30, 2008, and June 30, 2009 paid in shares of Common Stock rather than cash. Mr. Jensen has elected to receive shares in lieu of cash for one-half of his base salary for the fiscal year ending June 30, 2007. As a result of such election, 22,080 shares will be issued to him which will vest as follows: 5,520 on July 1, 2006; 5,520 on October 1, 2006; 5,520 on January 1, 2007; and 5,520 on April 1, 2007. Mr. Jensen was also granted 75,000 shares of Common Stock and an additional amount of options to purchase up to 75,000 shares of Common Stock at $7.50 per share. The 75,000 shares of Common Stock vest as follows: 25,000 on June 1, 2006; 25,000 on January 1, 2007; and 25,000 on June 1, 2007. The options vest as follows: 25,000 on May 11, 2006; 25,000 on June 30, 2007; and 25,000 on June 30, 2008. The options may be exercised at any time within 5 years of vesting. In October 2006, the Company granted to Mr. Jensen piggyback registration rights under the 1933 Act for the shares described above for a period of five years following the vesting of any such shares and the shares underlying any of the options described above for a period of  five years following the vesting of any such options.

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

On May 11, 2006, the Company and Mr. Herbert entered into an Amended and Restated Employment Agreement pursuant to which the term of Mr. Herbert’s employment with the Company was extended to June 30, 2009. Effective May 11, 2006, Mr. Herbert’s base salary was increased to $285,000 per annum. The Agreement requires Mr. Herbert to devote his full time and attention to the business and affairs of the Company and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter. In the event that a USA Transaction (as defined in Mr. Jensen's employment agreement) shall occur, then Mr. Herbert has the right to terminate his agreement upon 30 days notice to USA. Mr. Herbert was granted the right to elect to have one-half of his base salary for each of the fiscal years ending June 30, 2007, June 30, 2008, and June 30, 2009 paid in shares of Common Stock rather than cash. Mr. Herbert was also granted 50,000 shares of Common Stock and an additional amount of options to purchase up to 18,000 shares of Common Stock at $7.50 per share. The 50,000 shares of Common Stock vest as follows: 16,667 on June 1, 2006; 16,667 on January 1, 2007; and 16,666 on June 1, 2007. The options vest as follows: 6,000 on May 11, 2006; 6,000 on June 30, 2007; and 6,000 on June 30, 2008. The options may be exercised at any time within 5 years of vesting.  In October 2006, the Company granted to Mr. Herbert piggyback registration rights under the 1933 Act for the shares described above for a period of five years following the vesting of any such shares and the shares underlying any of the options described above for a period of  five years following the vesting of any such options.

On May 11, 2006, the Company and Mr. DeMedio entered into an amendment to his Employment Agreement pursuant to which the term of Mr. DeMedio’s employment with the Company was extended to June 30, 2008. Effective May 11, 2006, Mr. DeMedio’s base salary was increased to $165,000 per annum. Mr. DeMedio was granted the right to elect to have one-half of his base salary for each of the fiscal years ending June 30, 2007, and June 30, 2008 paid in shares of Common Stock rather than cash. Mr. DeMedio was also granted options to purchase up to 7,000 shares of Common Stock at $7.50 per share. The options vest as follows: 2,334 on May 11, 2006; 2,333 on June 30, 2007; and 2,333 on June 30, 2008. The options may be exercised at any time within 5 years of vesting.  In October 2006, the Company granted to Mr. DeMedio piggyback registration rights under the 1933 Act for the shares underlying any of the options described above for a period of five years following the vesting of any such options. In the event that a USA Transaction (as defined in Mr. Jensen’s employment agreement) shall occur, then Mr. DeMedio has the right to terminate his agreement upon 30 days notice to the Company.

Potential Payments Upon Termination Or Change Of Control

Each of the executive officers’ employment agreements provides that upon the occurrence of a USA Transaction, each such executive officer shall be awarded a specified number of shares under the Long Term Equity Incentive Program for each of the fiscal years that has not been completed as of the date of such USA Transaction provided that each such executive officer is an employee of the Company on the date of the USA Transaction. The term USA Transaction has the same meaning as set forth in Mr. Jensen’s employment agreement. In addition, each executive officer’s employment agreement provides that upon the executive officer’s termination of employment for any reason other than for cause, including death, disability, or voluntary resignation, the executive officer will be eligible to earn shares under the Plan for the fiscal year during which such termination occurred, but will not be eligible to earn shares for any fiscal year following the fiscal year during which the termination occurred.

The following table describes the stock awards issuable by us to each of our executive officers upon the occurrence of a USA Transaction assuming that such USA Transaction occurred on June 30, 2007, when the closing price per share of the Company’s Common Stock was $10.75:

Name	Upon Occurrence Of USA Transaction

George R. Jensen, Jr.	$5,344,255.00	(1)
Stephen P. Herbert	$1,154,840.25	(2)
David M. DeMedio	$465,765.25	(3)

(1)
Represents (i) 178,570 shares issuable to Mr. Jensen for each of the fiscal years ending June 30, 2008 and June 30 2009 pursuant to the Long-Term Equity Incentive Program; and (ii) 140,000 shares issuable to Mr. Jensen upon the occurrence of a USA Transaction pursuant to the Amended and Restated Employment and Non-competition Agreement executed by the Company and Mr. Jensen on May 11, 2006.

(2)
Represents 53,713 shares issuable to Mr. Herbert for the fiscal year 2008, and 53,714 shares issuable for the fiscal year ending June 30, 2009 pursuant to the Company’s Long-Term Equity Incentive Program.

(3)
Represents 21,663 shares issuable to Mr. DeMedio for the fiscal year 2008, and 21,664 shares issuable for the fiscal year ending June 30, 2009 pursuant to the Company’s Long-Term Equity Incentive Program.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year 2007, Steven Katz and William Van Alen, Jr., served as members of the Compensation Committee of our Board of Directors. No member of the Compensation Committee was an employee or former employee of our company or any of our subsidiaries, or had any relationship with us requiring disclosure herein.

During the last fiscal year, none of our executive officers served as: (i) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee; (ii) a director of another entity, one of whose executive officers served on our Compensation Committee; or (iii) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director on our Board of Directors.

COMPENSATION OF DIRECTORS

Members of the Board of Directors receive cash and equity compensation for serving on the Board of Directors, as determined from time to time by the Compensation Committee with subsequent approval thereof by the Board of Directors.

Director Compensation Table

The table below summarizes the compensation paid by the Company to non-employee Directors during the fiscal year ended June 30, 2007.

					Change in
					Pension Value
					and
	Fees			Non-Equity	Nonqualified
	Earned or	Stock	Option	Incentive	Deferred	All Other
	Paid in	Awards	Awards	Compensation	Compensation	Compensation
Name	Cash ($)	($)	($)	Plan ($)	Earnings ($)	($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Joel Brooks (1)	$7,500	$-	$-	$-	$-	$-	$7,500
Steven Katz	$35,000	$-	$-	$-	$-	$-	$35,000
Douglas M. Lurio	$20,000	$-	$-	$-	$-	$-	$20,000
Stephen W. McHugh	$30,000	$-	$-	$-	$-	$-	$30,000
Albert Passner (2)	$15,000	$-	$-	$-	$-	$-	$15,000
William L. Van Alen Jr.	$37,500	$-	$-	$-	$-	$-	$37,500

 (1) Appointed a Director on March 22, 2007
 (2) Resigned as a Director on March 22, 2007

During fiscal year 2007, we paid each of Messrs. Van Alen, Katz, McHugh and Lurio $20,000 for serving as a Director during the fiscal year. The Company paid Mr. Passner $15,000 for serving as a Director during the first three quarters of the fiscal year. The Company paid Mr. Brooks $5,000 for serving as a Director and $2,500 for serving on the Audit Committee during the fourth quarter of the fiscal year.  The Company paid Mr. McHugh $10,000 for serving on the Audit Committee during the fiscal year, Mr. Katz $10,000 for serving on the Compensation Committee and $5,000 for serving on the Audit Committee during the fiscal year and Mr. Van Alen $10,000 for serving on the Compensation Committee and $7,500 for serving on the Audit Committee.

On April 21, 2006, we granted 12,000 Common Stock Options to each of Messrs. Van Alen, Katz, and Lurio all with an exercise price of $7.50 per share and all exercisable at any time within five years following the date of vesting. The options granted to Mr. Van Alen were fully vested. Of the options granted to Mr. Katz and Mr. Lurio, 6,000 vested immediately, 3,000 vested on April 1, 2007, and 3,000 vest on April 1, 2008.  In conjunction with the appointment of Stephen McHugh to the Board of Directors on June 20, 2006, the Company granted Mr. McHugh 6,000 Common Stock Options with an exercise price of $8.00 per share. The options vest as follows: 3,000 on June 20, 2007 and 3,000 on June 20, 2008. The options are exercisable at any time within five years of vesting. During the 2007 fiscal year, the Company granted to each Director piggy back registration rights in connection with the shares underlying these options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

COMMON STOCK

The following table sets forth, as of June 30, 2007, the beneficial ownership of the Common Stock of each of the Company's directors and executive officers, the other employees named in the summary compensation table set forth above, as well as by the Company's directors and executive officers as a group. Except as set forth below, the Company is not aware of any beneficial owner of more than five percent of the Common Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable:

Name and Address of	Number of Shares	Percent of
Beneficial Owner(1)	of Common Stock (2)	Class
George R. Jensen, Jr.	179,290 shares(3)	1.51%
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355

Stephen P. Herbert	75,860 shares(4)	*
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355

David M. DeMedio	9,678 shares(5)	*
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355

Douglas M. Lurio	16,030 shares(6)	*
2005 Market Street, Suite 2340
Philadelphia, Pennsylvania 19103

Steven Katz	15,350 shares(7)	*
440 South Main Street
Milltown, New Jersey 08850

William L. Van Alen, Jr.	56,684 shares(8)	*
P.O. Box 727
Edgemont, Pennsylvania 19028

Stephen W. McHugh	3,000 shares(9)	*
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355

Joel Brooks	0 shares	*
303 George Street Suite 140
New Brunswick, New Jersey 08901

John McLaughlin	500 shares	*
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355

Cary Sagady	0 shares	*
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355

S.A.C. Capital Advisors, LLC	1,666,667 shares(10)	14.11%
72 Cummings Point Road
Stamford, Connecticut 06902

Wellington Management Company, LLP	942,500 shares(11)	6.88%
75 State Street
Boston, Massachusetts 02109

All Directors and Executive Officers
As a Group (8 persons)	355,892 shares	2.60%
--------
*Less than one percent (1%)

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities. Shares of Common Stock issuable upon conversion of the Preferred Stock, shares issuable upon the conversion of Convertible Senior Notes, or shares of Common Stock issuable upon exercise of warrants and options currently exercisable, or exercisable within 60 days of June 30, 2007, are deemed to be beneficially owned for purposes hereof.

(2) On June 30, 2007 there were 11,810,849 shares of Common Stock and 520,392 shares of Preferred Stock issued and outstanding. For purposes of computing the percentages under this table, it is assumed that all shares of issued and outstanding Preferred Stock have been converted into 5,203 shares of Common Stock, and that all of the options to acquire Common Stock which have been issued and are fully vested as of June 30, 2007 (or within 60-days of June 30, 2007) have been converted into 177,808 shares of Common Stock. For purposes of computing such percentages it has also been assumed that all of the remaining Common Stock Warrants have been exercised for 1,704,175 shares of Common Stock; and that all of the accrued and unpaid dividends on the Preferred Stock as of June 30, 2007 have been converted into 8,992 shares of Common Stock. Therefore, 13,707,027 shares of Common Stock were treated as issued and outstanding for purposes of computing the percentages under this table. Does not reflect or include the 140,000 shares issuable to Mr. Jensen upon a “USA Transaction” nor any shares issuable to the executive officers under the Long Term Equity Incentive Program on account of the 2007 fiscal year.

(3)  Includes 2,000 shares of Common Stock beneficially owned by his spouse. Does not include the right granted to Mr. Jensen under his Employment Agreement to receive Common Stock upon the occurrence of a USA Transaction nor any shares issuable to the executive officers under the Long Term Equity Incentive Program. See "Executive Employment Agreements". Includes 60,000 shares owned by George R. Jensen, Jr. Grantor Retained Unitrust dated July 14, 2003 over which Mr. Jensen retains beneficial ownership. Includes 50,000 shares underlying vested stock options.

(4) Includes 10 shares of Common Stock beneficially owned by his child and 4,000 shares of Common Stock beneficially owned by his spouse. Includes 12,000 shares underlying vested stock options. Does not include any shares issuable to Mr. Herbert under the Long Term Equity Incentive Program.

(5)  Includes 7,667 shares underlying vested stock options. Does not include any shares issuable to Mr. DeMedio under the Long-Term Equity Incentive Program.

(6)  Includes 9,000 shares underlying vested stock options.

(7)  Includes 9,000 shares underlying vested stock options.

(8)  Includes 5,333 shares issuable upon the exercise of warrants and 100 shares of Common Stock beneficially owned by his spouse. Includes 12,000 shares underlying vested stock options.

(9)  Includes 3,000 shares underlying vested stock options.

(10)  Based upon a Schedule 13G filed with the Securities and Exchange Commission on March 22, 2007, S.A.C. Capital Advisors, LLC, S.A.C. Capital Management, LLC, S.A.C. Capital Associates, LLC, and Steven A. Cohen, each have shared voting and investment power with respect to such shares. The address of SAC Capital Advisors and Mr. Cohen is as indicated in the table. The address of SAC Capital Management is 540 Madison Avenue, New York, New York, 10023. The address of SAC Capital Associates is P.O. Box 58, Victoria House, The Valley, Anguilla, British West Indies. Each of SAC Capital Advisors, SAC Capital Management and Mr. Cohen disclaim beneficial ownership of these shares.

(11) Based upon a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2007, reflecting the beneficial ownership of our Common Stock by Wellington Management Company, LLP, which has shared voting authority over 484,750 shares and shared dispositive power over 942,500 shares. Does not include 75,000 shares underlying warrants that were not reflected in the Schedule 13G/A.

PREFERRED STOCK

There were no shares of Preferred Stock that were beneficially owned by the Company's directors, executive officers, or the other employees named in the Summary Compensation Table set forth above.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended June 30, 2007, 2006, and 2005, the Company incurred approximately $356,000, $258,000 and $284,000, respectively, in connection with legal services provided by a member of the Company's Board of Directors. At June 30, 2007 and 2006, approximately $33,000 and $28,000, respectively, of the Company's accounts payable and accrued expenses were due to this Board member. During the year ended June 30, 2005, the Company incurred approximately $72,600 in connection with consulting services provided by another member of the Company's Board of Directors. During the years ended June 30, 2007, 2006 and 2005, certain Board members and executives participated in various debt or equity offerings of the Company for total investments of approximately $0, $53,000, and $245,000, respectively.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

Our policy is that all related party transactions, which are required to be disclosed under Item 404 of Regulation S-K promulgated under the Securities Act of 1933, as amended, are to be reviewed and approved by the Audit Committee for any possible conflicts of interest. This policy is evidenced in the Charter of the Audit Committee of the Board of Directors of the Company.

DIRECTOR INDEPENDENCE

The Board of Directors has affirmatively determined that that William Van Alen, Jr., Steven Katz, Stephen W. McHugh, and Joel Brooks, which members constitute a majority of the Board of Directors, are independent in accordance with the applicable listing standards of The NASDAQ Stock Market, Inc.

The Board of Directors has a standing Audit Committee and Compensation Committee. In addition, all nominees for election or appointment to the Board must be recommended to the Board by a majority of our independent directors (as such term is defined in the listing standards of The NASDAQ Stock Market, Inc.).

The Audit Committee of the Board of Directors presently consists of Mr. Van Alen (Chairman), Mr. McHugh, and Mr. Brooks. The Audit Committee recommends the engagement of the Company’s independent accountants and is primarily responsible for approving the services performed by the Company’s independent accountants, for reviewing and evaluating the Company’s accounting principles, reviewing the independence of independent auditors, and reviewing the adequacy and effectiveness of the Company’s internal controls. The Audit Committee operates pursuant to a charter that was last amended and restated by the Board of Directors on April 11, 2006.

The Compensation Committee of the Board of Directors presently consists of Mr. Katz (Chairman) and Mr. Van Alen. The Board of Directors has determined that each of the current members of the Compensation Committee is independent in accordance with the applicable listing standards of The Nasdaq Stock Market, Inc. In making such determination, the Board took into consideration the payment by the Company of approximately $72,600 to Mr. Katz in connection with consulting services provided by Mr. Katz during the year ended June 30, 2007. The Committee reviews and recommends compensation and compensation changes for the executive officers of the Company and administers the Company’s stock option and restricted stock grant plans. The Compensation Committee operates pursuant to a charter that was adopted by the Board in September 2007.

Our independent directors are required to recommend to the entire Board of Directors for selection any nominees for director. The foregoing applies to the election of Directors at any annual or special meeting of shareholders as well as in the case of a vacancy on the Board of Directors resulting from resignation, death, or otherwise. The current independent members of our Board are William Van Alen, Jr., Steven Katz, Stephen W. McHugh, and Joel Brooks. There is no written charter governing the selection of our director nominees by the independent directors.

Our independent directors have not established any specific minimum qualifications for recommending membership on our Board of Directors. Rather, the independent directors will generally consider all relevant factors, which may include independence, expertise that is useful to the Company and complementary to the background, skills and experience of the other Board members, a commitment to ethics and integrity, a commitment to personal and organizational accountability, a history of achievement that reflects superior standards for themselves and others, and a willingness to express alternate points of view while, at the same time, being respectful of the opinions of others and working collaboratively as a team player.

The independent directors use their available network of contacts when compiling a list of potential director candidates. The independent directors also consider potential director candidates recommended by shareholders and other parties and all potential candidates are evaluated based upon the above criteria. Because the independent directors make no distinction in their evaluation of candidates based on whether such candidates are recommended by shareholders or other parties, no formal policy or procedure has been established for the consideration of director candidates recommended by shareholders.

Item 14. Principal Accounting Fees and Services.

AUDIT AND NON-AUDIT FEES

Effective July 7, 2005, the Company dismissed Ernst & Young LLP as the Company’s independent registered public accounting firm and engaged Goldstein Golub Kessler LLP as the Company’s new independent registered public accounting firm. Ernst & Young LLP served as the Company’s independent registered public accounting firm during the fiscal year ended June 30, 2004. Ernst & Young LLP provided audit services related to the transition to Goldstein Golub Kessler LLP and the issuance of multiple offering documents during the fiscal years ended June 30, 2007 and 2006. Accordingly, the Company was billed for professional services rendered by each of Ernst & Young LLP and Goldstein Golub Kessler LLP in connection with the fiscal years ended June 30, 2007 and 2006.

During the fiscal years ended June 30, 2007 and 2006, fees in connection with services rendered by Ernst & Young LLP were as set forth below:

	Fiscal 2007	Fiscal 2006
Audit Fees	$21,500	$43,949
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
TOTAL	$21,500	$43,949

During the fiscal years ended June 30, 2007 and 2006, fees in connection with services rendered by Goldstein Golub Kessler LLP were as set forth below:

	Fiscal 2007	Fiscal 2006
Audit Fees	$245,000	$225,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
TOTAL	$245,000	$225,000

Audit fees consisted of fees for the audit of our annual financial statements and review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with and review of Company documents filed with the Securities and Exchange Commission.

There were no fees categorized as Audit-related, Tax, or Other fees during fiscal years 2006 and 2007.

AUDIT COMMITTEE PRE-APPROVAL POLICY

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm on a case-by-case basis.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit
Number             Description
2.1	Asset Purchase Agreement dated July 11, 2003 by and between USA and Bayview Technology Group LLC (Incorporated by reference to Exhibit 2.1 to Form 8-K filed July 14, 2003)

3.1	Amended and Restated Articles of Incorporation of USA filed January 26, 2004 (Incorporated by reference to Exhibit 3.1.19 to Form 10-QSB filed on February 12, 2004).

3.1.1	First Amendment to Amended and Restated Articles of Incorporation of USA filed on March 17, 2005 (Incorporated by reference to Exhibit 3.1.1 to Form S-1 Registration Statement No. 333-124078).

3.1.2	Second Amendment to Amended and Restated Articles of Incorporation of USA filed on December 13, 2005 (Incorporated by reference to Exhibit 3.1.2 to Form S-1 Registration Statement No. 333-130992).

3.2	By-Laws of USA (Incorporated by reference to Exhibit 3.2 to Form SB-2 Registration Statement No. 33-70992).

4.14	2006-B Common Stock Purchase Agreement between the Company and Steve Illes dated September 25, 2006 (Incorporated by reference to Exhibit 4.14 to Form 10-K filed September 28, 2006).

4.2
Common Stock Purchase Agreement between the Company and Wellington Management Company, LLP, acting on behalf of Public Sector Pension Investment Board, dated December 15, 2006 (Incorporated by reference to Exhibit 4.18 to Form S-1 filed on January 9, 2007).

4.3
Common Stock Purchase Agreement between the Company and Wellington Management Company, LLP, acting on behalf of New York Nurses Association Pension Plan, dated December 15, 2006 (Incorporated by reference to Exhibit 4.19 to Form S-1 filed on January 9, 2007).

4.4
Common Stock Purchase Agreement between the Company and Wellington Management Company, LLP, acting on behalf of The Government of Singapore Investment Corporation Pte Ltd, dated December 15, 2006 (Incorporated by reference to Exhibit 4.20 to Form S-1 filed on January 9, 2007).

4.5	Common Stock Purchase Agreement between the Company and SF Capital Partners Ltd. dated December 15, 2006 (Incorporated by reference to Exhibit 4.21 to Form S-1 filed on January 9, 2007).

4.6	Common Stock Purchase Agreement between the Company and United Capital Management, Inc. dated December 15, 2006 (Incorporated by reference to Exhibit 4.22 to Form S-1 filed on January 9, 2007).

4.7	Common Stock Purchase Agreement between the Company and Harbour Holdings Ltd. dated December 15, 2006 (Incorporated by reference to Exhibit 4.23 to Form S-1 filed on January 9, 2007).

4.8	Common Stock Purchase Agreement between the Company and Skylands Special Investment LLC dated December 15, 2006 (Incorporated by reference to Exhibit 4.24 to Form S-1 filed on January 9, 2007).

4.9	Common Stock Purchase Agreement between the Company and Skylands Quest LLC dated December 15, 2006 (Incorporated by reference to Exhibit 4.25 to Form S-1 filed on January 9, 2007).

4.10	Common Stock Purchase Agreement between the Company and Skylands Special Investment II LLC dated December 15, 2006 (Incorporated by reference to Exhibit 4.26 to Form S-1 filed on January 9, 2007).

4.11	Form of 2006-BP Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.27 to Form S-1 filed on January 9, 2007).

4.12	Common Stock Purchase Warrant issued to William Blair & Co., LLC, dated January 4, 2007 (Incorporated by reference to Exhibit 4.28 to Form S-1 filed on January 9, 2007).

4.13	Securities Purchase Agreement between the Company and S.A.C. Capital Associates, LLC dated March 14, 2007 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 15, 2007).

4.14	Form of Warrant No. SAC-001 issued to S.A.C. Capital Associates, LLC (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 15, 2007).

4.15	Registration Rights Agreement between the Company and S.A.C. Capital Associates, LLC dated March 14, 2007 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 15, 2007).

10.1	Amended And Restated Employment and Non-Competition Agreement between USA and Stephen P. Herbert dated May 11, 2006 (Incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 15, 2006).

10.2	Amended And Restated Employment and Non-competition Agreement between USA and George R. Jensen, Jr. dated May 11, 2006 (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 15, 2006).

10.3
Agreement of Lease between Pennswood Spring Mill Associates, as landlord, and the Company, as tenant, dated September 2002, and the Rider thereto (Incorporated by reference to Exhibit 10.21 to      Form 10-KSB filed on September 28, 2004).

10.4
Agreement of Lease between Deerfield Corporate Center 1 Associates LP, as landlord, and the Company, as tenant, dated March 2003 (Incorporated by reference to Exhibit 10.22 to Form 10-KSB filed on September 28, 2004).

10.5
Amendment to Office Space Lease dated as of April 1, 2005 by and between the Company and Deerfield Corporate Center Associates, LP. (Incorporated by reference to Exhibit 10.19.1 to Form S-1Registration Statement No. 333-124078)

10.6	Employment and Non-Competition Agreement between USA and David M. DeMedio dated April 12, 2005 (Incorporated by reference to Exhibit 10.22 to Form S-1 Registration Statement No. 333-124078).

10.7	First Amendment to Employment and Non-Competition Agreement between USA and David M. DeMedio dated May 11,2006 (Incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 15, 2006).

10.8	Option Certificate (No. 200) dated April 12, 2005 in favor of David M. DeMedio (Incorporated by reference to Exhibit 10.23 to Form S-1 Registration Statement No. 333-124078).

10.9	Agreement dated December 28, 2004 between USA Technologies and PepsiCo, Inc. (Incorporated by reference to Exhibit 10.01 of Form 8-K filed July 27, 2005).

10.10	Option Certificate (No. 201) dated May 11, 2006 in favor of George R. Jensen, Jr. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.11	Option Certificate (No. 202) dated May 11, 2006 in favor of Stephen P. Herbert. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.12	Option Certificate (No. 203) dated May 11, 2006 in favor of David M. Demedio. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.13	Option Certificate (No. 204) dated April 21, 2006 in favor of William W. Sellers. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.14	Option Certificate (No. 205) dated April 21, 2006 in favor of William L. Van Alen, Jr. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.15	Option Certificate (No. 206) dated April 21, 2006 in favor of Steven Katz. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.16	Option Certificate (No. 207) dated April 21, 2006 in favor of Douglas M. Lurio. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.17	Option Certificate (No. 208) dated April 21, 2006 in favor of Albert Passner. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.18	Option Certificate (No. 209) dated July 20, 2006 in favor of Stephen W. McHugh. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.19	USA Technologies, Inc. 2006-A Stock Compensation Plan (Incorporated by reference to Exhibit 10.1 to Form S-8 filed June 19, 2006).

10.20
Amendment to Agreement of Lease between BMR-Spring Mill Drive, L.P., as landlord, and the Company, as tenant, dated January 15, 2007 (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on February 13, 2007).

10.21
First Amendment to Employment and Non-Competition Agreement dated March 13, 2007, between the Company and George R. Jensen, Jr. (Incorporated by reference to Exhibit 10.32 to Form S-1 filed April 12, 2007).

10.22
First Amendment to Employment and Non-Competition Agreement dated March 13, 2007, between the Company and Stephen P. Herbert (Incorporated by reference to Exhibit 10.33 to Form S-1 filed April 12, 2007).

10.23
Second Amendment to Employment and Non-Competition Agreement dated March 13, 2007, between the Company and David M. DeMedio (Incorporated by reference to Exhibit 10.34 to Form S-1 filed April 12, 2007).

10.24	Form of Indemnification Agreement between the Company and each of its officers and Directors (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 14, 2007).

10.25	Supply and Licensing Agreement dated as of February 19, 2007 between Coca-Cola Enterprises, Inc. and the Company. (Incorporated by reference to Exhibit 10.36 to Form S-1 filed on June 6, 2007).

**10.26
First Amendment to Mastercard PayPass Participation Agreement dated August 17, 2007 between the Company, Mastercard International Incorporated and Coca Cola Enterprises Inc. And Its Bottling Subsidiaries.

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to Form 8-K filed on April 17, 2006).

**23.1	Consent of Goldstein Golub Kessler LLP, Independent Registered Public Accounting Firm.

**31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

**31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

**32	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______
** Filed herewith

SCHEDULE II

USA TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005

ACCOUNTS RECEIVABLE			Deductions
		Additions	uncollectible
	Balance at	(reductions)	receivables	Balance
	beginning of	charged to	written off, net	at end
	period	earnings	of recoveries	of period
June 30, 2007	$229,000	9,000	96,000	$142,000
June 30, 2006	$196,000	131,000	98,000	$229,000
June 30, 2005	$240,000	(23,000)	20,000	$197,000

INVENTORY	Balance at	Additions	Deductions	Balance
	beginning of	charged to	shrinkage and	at end
	period	earnings	obsolescence	of period
June 30, 2007	$259,000	141,000	83,000	$317,000
June 30, 2006	$321,000	484,000	546,000	$259,000
June 30, 2005	$229,000	286,000	194,000	$321,000

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

SIGNATURES	TITLE	DATE

/s/ George R. Jensen, Jr.	Chairman of the Board of Directors	September 26, 2007
George R. Jensen, Jr.	and Chief Executive Officer
(Principal Executive Officer)

/s/ David M. DeMedio	Chief Financial Officer (Principal	September 26, 2007
David M. DeMedio	Accounting Officer)

/s/ Stephen P. Herbert	Chief Operating Officer, President	September 26, 2007
Stephen P. Herbert	and Director

/s/ William L. Van Alen, Jr.	Director	September 26, 2007
William L. Van Alen, Jr.

/s/ Douglas M. Lurio	Director	September 26, 2007
Douglas M. Lurio

/s/ Steven Katz	Director	September 26, 2007
Steven Katz

/s/ Stephen W. McHugh	Director	September 26, 2007
Stephen W. McHugh

/s/ Joel Brooks	Director	September 26, 2007
Joel Brooks