Form 10-Q
period 2007-09-30
USA TECHNOLOGIES INC
filed 2007-11-13
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

As of November 2, 2007, there were 14,915,557 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.
Consolidated Balance Sheets

	September 30,	June 30,
	2007	2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$3,943,241	$5,163,844
Available-for-sale securities	6,350,000	6,350,000
Accounts receivable, less allowance for uncollectible accounts of approximately $145,000 at September 30, 2007 and $142,000 at June 30, 2007	3,134,753	2,269,193
Finance receivables	360,855	330,692
Inventory	2,655,242	3,033,792
Prepaid expenses and other current assets	421,636	206,508
Total current assets	16,865,727	17,354,029

Finance receivables, less current portion	417,681	279,324
Property and equipment, net	1,844,558	1,876,754
Intangibles, net	6,812,882	7,122,032
Goodwill	7,663,208	7,663,208
Other assets	196,150	196,150
Total assets	$33,800,206	$34,491,497

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,996,372	$3,945,894
Accrued expenses	3,548,771	1,431,652
Current obligations under long-term debt	691,472	514,302
Total current liabilities	7,236,615	5,891,848

Long-term debt, less current portion	563,864	515,443
Total liabilities	7,800,479	6,407,291

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000
Series A convertible preferred- Authorized shares-900,000; Issued and outstanding shares- 520,392 as of September 30, 2007 and as of June 30, 2007 (liquidation preference of $14,586,926 at September 30, 2007)	3,686,218	3,686,218
Common stock, no par value:
Authorized shares- 640,000,000;
Issued and outstanding shares- 12,544,072 September 30, 2007 and 11,810,849 at June 30, 2007	176,001,378	172,822,868
Accumulated deficit	(153,687,869)	(148,424,880)
Total shareholders’ equity	25,999,727	28,084,206
Total liabilities and shareholders’ equity	$33,800,206	$34,491,497
See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2007	2006
Revenues:
Equipment sales	$2,650,264	$1,670,807
License and transaction fees	705,392	338,090
Total revenues	3,355,656	2,008,897

Cost of equipment	2,272,492	1,131,159
Cost of services	563,988	262,202
Cost of sales	2,836,480	1,393,361
Gross profit	519,176	615,536

Operating expenses:
Selling, general and administrative	5,392,034	3,347,056
Depreciation and amortization	500,627	426,972
Total operating expenses	5,892,661	3,774,028
Operating loss	(5,373,485)	(3,158,492)

Other income (expense):
Interest income	148,892	32,543
Interest expense:
Coupon or stated rate	(38,396)	(297,380)
Non-cash interest and amortization of debt discount	-	(256,985)
Total interest expense	(38,396)	(554,365)
Total other income (expense)	110,496	(521,822)
Net loss	(5,262,989)	(3,680,314)
Cumulative preferred dividends	(390,294)	(391,157)
Loss applicable to common shares	$(5,653,283)	$(4,071,471)

Loss per common share (basic and diluted)	$(0.47)	$(0.63)

Weighted average number of common shares outstanding (basic and diluted)	12,031,530	6,451,553
See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A Convertible Preferred Stock	Common Stock	Accumulated Deficit	Total
Balance, June 30, 2007	$3,686,218	$172,822,868	$(148,424,880)	$28,084,206
Issuance of 474,385 shares of common stock to an accredited investor at varying prices per share, less issuance costs	-	3,490,890	-	3,490,890
Exercise of 25,989 warrants at $6.40 per Share	-	166,330	-	166,330
Retirement of 400 shares of common Stock	-	(5,600)	-	(5,600)
Issuance of 8,000 shares of common stock to employees under the 2007-A Stock Compensation Plan	-	81,355	-	81,355
Reclassification of charges from Long-Term Equity Incentive Program to share-based liability	-	(599,311)	-	(599,311)
Charges incurred in connection with the vesting of common stock for employee compensation	-	14,569	-	14,569
Charges incurred in connection with stock options	-	30,277	-	30,277
Net loss	-	-	(5,262,989)	(5,262,989)
Balance, September 30, 2007	$3,686,218	$176,001,378	$(153,687,869)	$25,999,727
See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	September 30,
	2007	2006
Operating activities
Net loss	$(5,262,989)	$(3,680,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Charges incurred in connection with the vesting and issuance of common stock for employee compensation	1,587,355	262,683
Charges incurred in connection with stock options	30,277	94,343
Non-cash interest and amortization of debt discount	-	256,985
Gain on repayment of senior notes	-	(22,310)
Bad debt expense	5,012	56,249
Amortization	309,150	309,150
Depreciation	191,477	117,822
Changes in operating assets and liabilities:
Accounts receivable	(870,572)	(241,795)
Finance receivables	(168,520)	(9,021)
Inventory	378,550	(58,486)
Prepaid expenses and other assets	(215,128)	(30,767)
Accounts payable	(949,522)	(89,178)
Accrued expenses	26,377	36,468
Net cash used in operating activities	(4,938,533)	(2,998,171)

Investing activities
Purchase of property and equipment, net	(95,356)	(93,623)
Net cash used in investing activities	(95,356)	(93,623)

Financing activities
Net proceeds from the issuance of common stock	3,651,620	1,803,500
Repayment of senior notes	-	(89,240)
Proceeds from the issuance of long-term debt	239,740	-
Repayment of long-term debt	(78,074)	(28,208)
Net cash provided by financing activities	3,813,286	1,686,052

Net decrease in cash and cash equivalents	(1,220,603)	(1,405,742)
Cash and cash equivalents at beginning of period	5,163,844	2,866,801
Cash and cash equivalents at end of period	$3,943,241	$1,461,059

Supplemental disclosures of cash flow information:
Cash paid for interest	$52,970	$286,022
Equipment under capital lease	$63,925	$-
Conversion of senior notes to common stock	$-	$500
Conversion of convertible preferred stock to common stock	$-	$8,142
Conversion of convertible preferred dividends to common stock	$-	$15,000
See accompanying notes.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.  Accounting Policies

Business

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

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. In the opinion of management, all adjustments considered necessary, consisting of normal recurring adjustments, have been included. Operating results for the three-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company has incurred losses from its inception through June 30, 2007 and losses have continued through September 2007 and are expected to continue during fiscal year 2008. The Company's ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and the available capital resources. Until the Company's products and services can generate sufficient operating revenues, the Company will be required to use its cash and cash equivalents on hand and available-for-sale securities as discussed below as well as raise capital to meet its cash flow requirements including the issuance of Common Stock (Note 4) and the exercise of outstanding Common Stock warrants (Note 5).

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

As of September 30, 2007, available-for-sales securities consisted of auction market securities. There was no unrealized gain (loss) as of September 30, 2007.

Inventory

Inventory consists of finished goods and packaging materials. The Company's inventory is stated at the lower of cost (average cost basis) or market.

Income Taxes

No provision for income taxes has been made in the three months ended September 30, 2007 and 2006 given the Company’s losses in 2007 and 2006 and available net operating loss carryforwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No.109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No.109, “Accounting for Income Taxes”. FIN48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN48 effective July1, 2007 and there was no material affect on our results of operations or financial position.

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

Shared-Based Payment

On July 1, 2005, the Company adopted FAS123(R) “Share-Based Payment” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. There were no common stock options granted during the quarter ended September 30, 2007. The Company recorded stock compensation expense of $1,587,355 related to Common Stock grants and the vesting of shares previously granted  to employees and $30,277 related to the vesting of Common Stock options during the quarter ended September 30, 2007.

2.  Accrued Expenses

Accrued expenses consist of the following:
	September 30	June 30
	2007	2007
	(unaudited)
Accrued compensation and related sales commissions	$614,978	$502,431
Accrued interest	-	14,574
Accrued professional fees	115,171	207,786
Accrued taxes and filing fees	328,000	202,428
Advanced customer billings	193,514	96,264
Accrued consulting fees	28,115	5,300
Accrued share-based payment liability	1,956,662	-
Accrued other	312,331	402,869
	$3,548,771	$1,431,652

USA Technologies, Inc.
Notes to Consolidated Financial Statements

3.  Senior Notes and Long-Term Debt

As of September 30, 2007 there were no outstanding Senior Notes as all of the remaining Senior Note balances were repaid during the fiscal year ended June 30, 2007.

As of September 30, 2006, the outstanding balance of Senior Notes was $7,801,824. Debt discount and other issuance costs associated with the Senior Notes were amortized to interest expense over the life of the Senior Notes. Total charges to interest for amortization of debt discount and other issuance costs were $256,985 for the three months ended September 30, 2006.

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

As of September 30, 2007, $297,382 and $351,259 of the current and long-term Finance Receivables, respectively, are collateral for the outstanding balances of loans, of which $247,594 and $234,534 is classified as current and long-term debt, respectively.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

4.  Common Stock

On September 25, 2006, the Company entered into a Common Stock Purchase Agreement (the “2006-B Common Stock Agreement”) with Steve Illes. Mr. Illes agreed to purchase shares of the Company's Common Stock with an aggregate purchase price not to exceed $15,000,000. Under the 2006-B Common Stock Agreement, the Company has the right at any time to require Mr. Illes to purchase Common Stock from the Company at the lower of: (i) $30.00 per share; or (ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to Mr. Illes of notice of his obligation to purchase. The Company can require Mr. Illes to purchase shares only if the shares have been registered by the Company for resale by Mr. Illes under the Securities Act of 1933, as amended (the “Act”). On October 20, 2006 and July 9, 2007 the Company filed a registration statement under the 1933 Act that included 1,000,000 and 800,000 shares of Common Stock, respectively. During any calendar month, Mr. Illes cannot be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $800,000. The 2006-B Common Stock Agreement terminates August 30, 2009. During the three months ended September 30, 2007, the Company issued shares of Common Stock under the 2006-B Common Stock Agreement for total gross proceeds of $3,492,300, net of issuance costs of $1,410.

On February 12, 2007, the Company adopted the Long-Term Equity Incentive Program (the “Plan”) for each of George R. Jensen, Jr., Stephen P. Herbert, and David M. DeMedio. Based upon the financial results of the Company for the fiscal year ended June 30, 2007, the target goal (100%) relating to revenues was met and the minimum target goals relating to gross profit and EBITDA were not met. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, and excludes non-cash stock payments/awards and stock options granted to officers and Board members. Substantially all of the e-Port units sold during fiscal year 2007 consisted of units pertaining to the MasterCard PayPass seeding program with substantially reduced selling prices which resulted in reduced gross profit and EBITDA. Management’s goal was to have the maximum number of units deployed in the field as quickly as possible. The Compensation Committee agreed with management that given the current stage of the Company’s business, it was more beneficial to the Company to maximize the number of e-Ports in the field as soon as possible.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

4.  Common Stock (Continued)

As a result, on September 21, 2007, the Compensation Committee recommended to the Board of Directors that the selling price of all the e-Ports sold during the fiscal year be “normalized” to the current retail price. This normalization resulted in increased proforma revenues, gross profit and EBITDA for the e-Port units sold in the MasterCard PayPass seeding program. The Compensation Committee also recommended that the executive officers be given the option to elect to satisfy certain minimum statutory tax withholding obligations for the restricted stock bonuses previously awarded and issued to the executives under their employment agreements by reducing the number of Common Shares otherwise issuable to them under the Plan. The Board of Directors approved the recommendations of the Compensation Committee.

As a result of the normalization, certain target hurdles were met  resulting in the vesting of a total of 241,249 shares under the Plan for the fiscal year rather than a total of 101,578 shares prior to the normalization. The value of the number of the shares of executives may apply to tax withholding was in excess of the minimum statutory obligation and, as a result the Plan is classified as a liability award rather than an equity award. As such, the Company reclassified the $599,311 related to the 101,578 shares that was previously recorded in Common Stock to a short-term share-based payment liability. As the price of the Company’s shares was $8.45 on the date of the approval of the normalization, a charge of $1,180,220 was also recorded to compensation expense, related to the additional 139,671 additional shares, with a corresponding amount to the short-term share-based payment liability for a total share-based payment liability of $1,779,531 as of September 21, 2007. On September 28, 2007, as the Company’s share price was $8.38, the total share-based payment liability related to fiscal year 2007 was $1,769,754 ($599,311 compensation expense in fiscal year 2007 and $1,170,443 in the three months ended September 30, 2007). Of the 241,249 shares vested for fiscal year 2007, the Company issued 225,249 shares of Common Stock and the remaining 16,000 shares were redeemed by the executives to settle tax withholding obligations paid by the Company totaling $134,080 in connection with the restricted stock bonuses previously awarded and issued to them under their employment agreements. As a result of the fact that a portion of the remaining 225,249 shares are subject to redemption, the Company has recorded the entire fair value of these remaining shares as a short-term share-based payment liability as of September 30, 2007 totaling $1,635,674. The Company will continue to remeasure this share-based liability until final settlement with changes in the fair value being charged to compensation expense. Final settlement will occur upon the exercise or lapse of the redemption provision on December 30, 2007 and the fair value of the remaining shares will be charged to Common Stock.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

4.  Common Stock (Continued)

In conjunction with the Plan award for fiscal year 2008, the Company recorded compensation expense of $320,988 and a corresponding amount to the short-term accrued shared-based payment liability for the three month period ended September 30, 2007. This amount was based on management’s estimate of the probability of meeting the target goals and fair value of the Company’s stock of $8.38 at the end of the reporting period, September 28, 2007. Management will update this estimate and remeasure the short-term share-based payment liability at the end of each reporting period until settlement. The final measurement and charge to compensation expense will be determined on the date of settlement.

5.  Common Stock Warrants

During the quarter ended September 30, 2007, the Company received $166,330 upon the exercise of 25,989 Common Stock warrants at an exercise price of $6.40 per share.

As of September 30, 2007, there were 1,678,186 Common Stock warrants outstanding, all of which were exercisable at exercise prices ranging from $6.40 to $20 per share.

6.  Commitments and Contingencies

Various legal actions and claims occurring in the normal course of business are pending or may be instituted or asserted in the future against the Company. The Company does not believe that the resolution of these matters will have a material effect on the financial position or results of operations of the Company.

In September 2007 and provided that the manufacturer can produce a lower cost e-Port for the Company, the Company had committed to purchase approximately $3,600,000 of inventory from a third party contract manufacturer over an eighteen month period.

7.  Subsequent Events

From October 1, 2007 through November 2, 2007, the Company issued an additional 195,360 shares of Common Stock under the 2006-B Common Stock Agreement for total gross proceeds of $1,222,500.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

7.  Subsequent Events (Continued)

On October 17, 2007, the Company entered into a securities purchase agreement (collectively, the “Securities Purchase Agreement”) with institutional investors (“Buyers”). Pursuant to the Securities Purchase Agreement, the Company sold to the Buyers a total of 2,142,871 shares of the Company’s Common Stock (“Shares”) at a price of $7.00 per Share, for gross proceeds of $15,000,097.  All of the Buyers qualified as accredited investors as such term is defined in Rule 501 under the Act. The Shares issued by the Company to the Buyers have not been registered under the Act. The offer and sale of the Shares by the Company to the Buyers was exempt from the registration requirements of the Act pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. William Blair & Co., LLC (“Blair”) acted as the exclusive placement agent for the private placement. As compensation for its services, the Company paid Blair a fee equal to eight percent of the total consideration received by the Company as a result of the offering. The fee is comprised of seven percent in cash and one percent in the form of five-year warrants for the purchase of the Company’s Common Stock at $7.70 per share.  Pursuant to the Registration Rights Agreement entered into between the Company and each Buyer, the Company agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) covering the resale of the Shares within thirty days.

The Registration Rights Agreement provides that if the registration statement is not declared effective within ninety days from the date of the Securities Purchase Agreement (and provided that the registration is not subject to a full review by the SEC), the Company is required to pay to the Buyers one percent of the aggregate subscription price paid by the Buyers for every thirty days beyond such ninety day period that the registration statement is not effective. The maximum aggregate penalty payable to the Buyers is twelve percent of the aggregate subscription price paid by the Buyers. In accordance with FSP EITF 00-19-2, the Company determined that the likelihood of being required to remit any payments was not probable and thus did not record a liability related to this contingent payment arrangement.

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

Results of Operations

Three months ended September 30, 2007

Revenues for the three months ended September 30, 2007 were $3,355,656 compared to $2,008,897 for the corresponding three-month period in the previous fiscal year. This $1,346,759 or 67% increase was primarily due to an increase in equipment sales of approximately $979,000 and license and transaction fees of approximately $367,000. The increase in equipment sales was due to an increase in sales of approximately $1,109,000 in e-Port vending equipment sales, primarily related to the MasterCard PayPass Participation Agreement entered into among the Company, Coca-Cola Enterprises and Mastercard Worldwide agreement (the “CCE/MasterCard Agreement”), offset by a decrease of approximately $131,000 in business center sales.  The increase in license and transaction fees was due to the increase in the number of e-Port units on our USALive® network, primarily as a result of the CCE/MasterCard Agreement.

In regards to license fees, as of September 30, 2007, the Company had approximately 19,000 devices connected to our USALive® network as compared to approximately 9,000 devices as of September 30, 2006. During the month of October 2007, the Company added approximately 5,000 devices for a total of approximately 24,000 connected devices as of October 30, 2007.

In regards to transaction fees, during the quarter ended September 30, 2007, the Company processed approximately 1.8 million transactions totaling over $7.3 million as compared to approximately 650 thousand transactions totaling over $4.3 million during the quarter ended September 30, 2006, an increase of 177% in transaction volume and 70% in dollars processed.

Cost of equipment for the period was $2,272,492, compared to $1,131,159 for the corresponding period in the prior fiscal year. The increase of $1,141,333 was primarily due to an increase in vending equipment sales relating primarily to our seeding initiative under the CCE/MasterCard Agreement.

Cost of services for the period was $563,988, compared to $262,202 for the corresponding period in the prior fiscal year. The increase of $301,786 was primarily due to the increase in the number of e-Ports connected to our USALive network relating primarily to our seeding initiative under the CCE/MasterCard Agreement.

Gross profit for the three months ended September 30, 2007 was $519,176, compared to gross profit of $615,536 for the corresponding three-month period in the previous fiscal year. This 16% decrease is primarily due to an increase in sales of our vending products as part of a seeding program. Specifically, we lowered the price of our e-Ports at or near cost pursuant to our seeding program under the CCE/MasterCard Agreement that had the effect of reducing our margins. Product pricing under this program does not reflect the Company’s current retail pricing.

Selling, general and administrative expense of $5,392,034 increased by $2,044,978 or 61% primarily due to an increase in compensation expense of approximately $1,757,000 and an increase in consulting and outside service fees of approximately $289,000. The increase in compensation expense is primarily comprised of an increase in salaries expense of approximately $342,000 due to an increase in the number of employees and an increase in bonus expense of approximately $1,403,000 primarily due to non-cash charges from our Long-term Equity Incentive Program. Specifically, the Company recorded $1,170,443 in the three months ended September 30, 2007 attributable to 139,671 of the shares earned by our executive officers under this program on account of fiscal year 2007 as well as $320,988 attributable to the vesting of shares for the 2008 fiscal year.

Interest expense of $38,396 decreased by $515,969 or 93% due to the repayment of all senior notes during fiscal year 2007.

The quarter ended September 30, 2007 resulted in a net loss of $5,262,989 (approximately $2.1 million of non-cash charges) compared to a net loss of $3,680,314 (approximately $1.0 million of non-cash charges) for the quarter ended September 30, 2006.

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

Cost of equipment for the period was $1,131,159, compared to $845,372 for the corresponding period in the prior fiscal year.

Cost of services for the period was $262,202, compared to $203,587 for the corresponding period in the prior fiscal year.

Gross profit for the three months ended September 30, 2006 was $615,536, compared to gross profit of $314,927 for the corresponding three-month period in the previous fiscal year. This 95% increase is primarily due to the increased margins on our energy equipment sales due to the reduced costs of producing the equipment overseas.

Selling, general and administrative expense of $3,347,056 increased by $885,957 or 36% primarily due to an increase in compensation expense of approximately $568,000, an increase in legal fees of approximately $134,000, an increase in public relations expenses of approximately $74,000, an increase in product development costs of approximately $56,000 and an increase in consultant costs of approximately $44,000. Compensation expense increased primarily due to an increase in salaries expense of approximately $199,000 due to an increase in the number of employees, an increase in bonus expense of approximately $301,000 due to non-cash charges from common stock and common stock option grants to our executive officers, and an increase in sales commissions of $87,000 due to an increase in equipment sales.

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

Liquidity and Capital Resources

For the three months ended September 30, 2007, net cash of $4,938,533 was used by operating activities, primarily due to the net loss of $5,262,989 offset by non-cash charges totaling $2,123,271 for transactions involving the vesting and issuance of Common Stock to employees, transactions involving stock options, bad debt expense and the depreciation and amortization of assets. In addition to these non-cash charges, the Company’s net operating assets increased by $1,798,815 primarily due to increases in accounts and finance receivables, and prepaid expenses and a decrease in accounts payable, offset by a decrease in inventory and an increase in accrued expenses.

Proceeds from financing activities for the three months ended September 30, 2007 provided $3,813,286 of funds, which were necessary to support cash used in operating and investing activities. Net proceeds of $3,651,620 were realized from the issuance of Common Stock and net proceeds of $239,740 were realized from the issuance of long-term debt, offset by cash used to repay long-term debt ($78,074).

The Company has incurred losses since inception. Cumulative losses through September 30, 2007 amounted to approximately $151,000,000. The Company has continued to raise capital through equity offerings to fund operations.

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

As of September 30, 2007 the Company had approximately $3,943,000 of cash and cash equivalents on hand and $6,350,000 of available-for-sale securities.

From October 1 to November 2, 2007 the Company issued 195,360 shares of Common Stock under the 2006-B Common Stock Agreement for total gross proceeds of $1,222,500. As of November 2, 2007, the remaining total aggregate purchase price of shares is $958,457 is available and can be purchased under the 2006-B Common Stock Agreement.

As set forth in Note 7 to the Condensed Financial Statements, during October 2007, the Company received gross proceeds of $15,000,097 in connection with a private placement offering of Common Stock to institutional investors.

Funding sources in place to meet the Company's cash requirements for the year ending June 30, 2008 are primarily comprised of approximately $3,943,000 of cash and cash equivalents on hand and $6,350,000 of available-for-sale securities as of September 30, 2007, $958,457 in proceeds that are available under the 2006-B Common Stock Agreement referred to above, the proceeds received by the Company in October 2007 from the private placement offering of Common Stock referred to above, and anticipated proceeds from the future exercises of warrants (1,475,263 of which are currently exercisable and in the money as of the date hereof and could generate proceeds of $9,441,683), for total resources of approximately $35,693,000. Of the foregoing warrants, 833,333 warrants (which are exercisable at $6.40 per share for an aggregate of $5,333,333) can not be exercised by the holder thereof to the extent the exercise would result in the holder thereof being the beneficial owner of more than 9.99% of our shares. The holder of these 833,333 warrants is currently the beneficial owner of approximately 13% of our shares, and therefore these warrants could not be exercised by the holder unless and until its ownership of our shares is reduced. The Company believes these existing sources will provide sufficient funds to meet its cash requirements through at least June 30, 2008.

During the 2008 fiscal year, the Company intends to continue to attempt to improve its business model and financial results. In this regard, we are marketing an e-Port rental program under which our customer would not purchase the unit from us but would pay a higher monthly service fee in order to compensate us for the use of the unit. Under this arrangement, the Company would retain ownership of the unit. Management believes that this rental business model would accelerate the adoption of its e-Port technology. The Company is also considering the possibility of becoming a credit card processor (rather than a merchant as is currently the case). We believe that becoming a credit card processor would enable us to increase our processing revenues and gross profits. Finally, during the first quarter of the 2008 fiscal year, the Company entered into a contract with a manufacturer under which the manufacturer would attempt to produce for us a lower cost e-Port device. If successful, we have committed to purchase at least $3,600,000 of the new e-Port device from this manufacturer over an eighteen month period.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risks for interest rate changes is not significant. Interest rates on its long-term debt are generally fixed and its investments in cash equivalents and other securities are not significant. Market risks related to fluctuations of foreign currencies are not significant and the Company has no derivative financial instruments.

Item 4.  Controls and Procedures

(a)        Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2007.  Based on this evaluation, they conclude that the disclosure controls and procedures effectively ensure that the information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)        Changes in internal controls.

There have been no changes during the quarter ended September 30, 2007 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2007, the Company issued to Steve Illes 474,385 shares for an aggregate purchase price of $3,492,300 pursuant to the 2006-B Common Stock Purchase Agreement. The offer and sale of the shares were exempt from registration under Rule 506 promulgated under Section 4(2) of the Act. Mr. Illes is an accredited investor, made appropriate investment representations, was afforded access to all public filings and all other information that the Company could reasonably obtain. As agreed between Mr. Illes and the Company, the shares issued to Mr. Illes were registered for resale by Mr. Illes under the 1933 Act.

During the quarter ended September 30, 2007, the Company issued the following number of shares to its executive officers under the Plan on account of the 2007 fiscal year: George R. Jensen, Jr. – 160,041 shares; Stephen P. Herbert – 44,628 shares; and David M. DeMedio – 20,580 shares. The issuance of the shares was exempt from registration under Section 4(2) of the Act. During October 2007, the Company granted to the executive officers piggy-back registration rights in connection with any shares issued to them under the Plan for a period of five years after vesting.

During September 2007, the Company granted to Bruce Shirey in connection with the commencement of his employment with the Company as Vice President- e-Port Connect Services, 6,000 shares which vest as follows: 2,000 on March 1, 2008; 2,000 on September 1, 2008; and 2,000 on September 1, 2009. The offer and sale of the shares was exempt from registration under Section 4(2) of the Act.

During September 2007, the Company granted to Len Crosson in connection with the commencement of his employment with the Company as Vice President- Global Sales & Business Development, 6,000 shares which vest as follows: 2,000 on April 1, 2008; 2,000 on August 1, 2008; and 2,000 on August 1, 2009. The offer and sale of the shares was exempt from registration under Section 4(2) of the Act.

Item 3.  Defaults Upon Senior Securities

There were no defaults on any senior securities. However, on August 1, 2007, an additional $390,294 of dividends were accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of November 2, 2007 are $9,383,006. The dividend accrual dates for our Preferred Stock are February 1 and August 1.  The annual cumulative dividend on our Preferred Stock is $1.50 per share.

Item 6.  Exhibits

10.1	Stock Issuance And Withholding Agreement between the Company and George R. Jensen, Jr., dated September 28, 2007

10.2	Stock Issuance And Withholding Agreement between the Company and Stephen P. Herbert dated September 28, 2007

10.3	Stock Issuance Agreement between the Company and David M. DeMedio dated September 28, 2007

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date: November 12, 2007	/s/ George R. Jensen, Jr.
George R. Jensen, Jr., Chairman and
Chief Executive Officer

Date: November 12, 2007	/s/ David M. DeMedio
David M. DeMedio,
Chief Financial Officer