Form 10-Q
period 2007-12-31
USA TECHNOLOGIES INC
filed 2008-02-11
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number 001-33365

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

As of February 8, 2008, there were 14,915,557 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.
Consolidated Balance Sheets

	December 31,	June 30,
	2007	2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$23,875,095	$5,163,844
Available-for-sale securities	-	6,350,000
Accounts receivable, less allowance for uncollectible accounts of approximately $246,000 at December 31, 2007 and $142,000 at June 30, 2007	3,627,294	2,269,193
Finance receivables	367,213	330,692
Inventory	2,456,006	3,033,792
Prepaid expenses and other current assets	1,068,023	206,508
Total current assets	31,393,631	17,354,029

Finance receivables, less current portion	397,943	279,324
Property and equipment, net	1,955,243	1,876,754
Intangibles, net	6,503,732	7,122,032
Goodwill	7,663,208	7,663,208
Other assets	196,150	196,150
Total assets	$48,109,907	$34,491,497

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,546,999	$3,945,894
Accrued expenses	2,301,234	1,431,652
Current obligations under long-term debt	730,920	514,302
Total current liabilities	8,579,153	5,891,848

Long-term debt, less current portion	526,032	515,443
Total liabilities	9,105,185	6,407,291

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000
Series A convertible preferred- Authorized shares-900,000; Issued and outstanding shares- 520,392 as of December 31, 2007 and as of June 30, 2007 (liquidation preference of $14,586,926 at December 31, 2007)	3,686,218	3,686,218
Common stock, no par value:
Authorized shares- 640,000,000;
Issued and outstanding shares- 14,915,557at December 31, 2007 and 11,810,849 at June 30, 2007	192,646,039	172,822,868
Accumulated deficit	(157,327,535)	(148,424,880)
Total shareholders’ equity	39,004,722	28,084,206
Total liabilities and shareholders’ equity	$48,109,907	$34,491,497

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Revenues:
Equipment sales	$2,631,061	$1,654,314	$5,281,325	$3,325,121
License and transaction fees	828,342	357,408	1,533,734	695,498
Total revenues	3,459,403	2,011,722	6,815,059	4,020,619

Cost of equipment	1,756,000	1,456,779	4,028,492	2,587,938
Cost of services	660,493	270,754	1,224,481	532,956
Cost of sales	2,416,493	1,727,533	5,252,973	3,120,894
Gross profit	1,042,910	284,189	1,562,086	899,725

Operating expenses:
Selling, general and administrative	4,442,646	3,459,174	9,834,680	6,806,231
Depreciation and amortization	507,048	429,524	1,007,675	856,496
Total operating expenses	4,949,694	3,888,698	10,842,355	7,662,727
Operating loss	(3,906,784)	(3,604,509)	(9,280,269)	(6,763,002)

Other expense:
Interest income	302,661	26,568	451,553	59,112
Interest expense:
Coupon or stated rate	(35,543)	(298,811)	(73,939)	(596,191)
Non-cash interest and amortization of debt discount	-	(500,336)	-	(757,321)
Total interest expense	(35,543)	(799,147)	(73,939)	(1,353,512)
Total other income (expense)	267,118	(772,579)	377,614	(1,294,400)
Net loss	(3,639,666)	(4,377,088)	(8,902,655)	(8,057,402)
Cumulative preferred dividends	-	-	(390,294)	(391,157)
Loss applicable to common shares	$(3,639,666)	$(4,377,088)	$(9,292,949)	$(8,448,559)

Loss per common share (basic and diluted)	$(0.25)	$(0.60)	$(0.70)	$(1.23)

Weighted average number of common shares outstanding (basic and diluted)	14,469,667	7,248,300	13,250,598	6,849,926

See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A Convertible Preferred Stock	Common Stock	Accumulated Deficit	Total
Balance, June 30, 2007	$3,686,218	$172,822,868	$(148,424,880)	$28,084,206
Issuance of 2,142,871 shares of common stock to an accredited investor at $7.00 per share, less issuance costs of $1,012,597	-	13,987,500	-	13,987,500
Issuance of 669,745 shares of common stock to an accredited investor at varying prices per share, less issuance costs of $1,410	-	4,713,390	-	4,713,390
Exercise of 58,543 warrants at $6.40 per share	-	374,675	-	374,675
Retirement of 400 shares of common stock	-	(5,600)	-	(5,600)
Issuance of 8,700 shares of common stock to employees under the 2007-A Stock Compensation Plan	-	86,591	-	86,591
Reclassification of charges from Long-Term Equity Incentive Program for Fiscal Year 2007 to a share-based liability until settlement	-	(599,311)	-	(599,311)
Issuance of 225,249 shares of common stock for settlement of the Long-Term Equity Incentive Program liability for Fiscal Year 2007	-	1,189,222	-	1,189,222
Charges incurred in connection with the vesting of common stock for employee compensation	-	16,150	-	16,150
Charges incurred in connection with stock options	-	60,554	-	60,554
Net loss	-	-	(8,902,655)	(8,902,655)
Balance, December 31, 2007	$3,686,218	$192,646,039	$(157,327,535)	$39,004,722

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	December 31,
	2007	2006
Operating activities
Net loss	$(8,902,655)	$(8,057,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Charges incurred in connection with the vesting and issuance of common stock for employee compensation	1,215,749	605,995
Charges incurred in connection with stock options	60,554	188,684
Non-cash interest and amortization of debt discount	-	757,321
Charges incurred in connection with the issuance of common stock for legal settlements	-	288,000
Gain on repayment of senior notes	-	(42,073)
Bad debt expense	125,711	51,322
Amortization	618,300	618,300
Depreciation	389,375	238,196
Changes in operating assets and liabilities:
Accounts receivable	(1,483,812)	(53,403)
Finance receivables	(155,140)	(88,006)
Inventory	577,786	(426,483)
Prepaid expenses and other assets	(657,739)	120,203
Accounts payable	1,601,105	291,802
Accrued expenses	346,486	(504,215)
Net cash used in operating activities	(6,264,280)	(6,011,759)

Investing activities
Purchase of property and equipment, net	(403,939)	(301,619)
Net proceeds from the sale of available-for-sale securities	6,350,000	-
Net cash provided by (used in) investing activities	5,946,061	(301,619)

Financing activities
Net proceeds from the issuance of common stock and exercise of common stock warrants	19,069,965	15,879,367
Proceeds from the issuance of long-term debt	332,740	470,000
Repayment of long-term debt	(373,235)	(27,273)
Repayment of senior notes	-	(4,410,598)
Net cash provided by financing activities	19,029,470	11,911,496

Net increase in cash and cash equivalents	18,711,251	5,598,118
Cash and cash equivalents at beginning of period	5,163,844	2,866,801
Cash and cash equivalents at end of period	$23,875,095	$8,464,919

Supplemental disclosures of cash flow information:
Cash paid for interest	$73,097	$597,097
Equipment under capital lease	$63,925	$-
Prepaid insurance financed with long-term debt	$203,777	$-
Conversion of senior notes to common stock	$-	$500
Conversion of convertible preferred stock to common stock	$-	$8,142
Conversion of convertible preferred dividends to common stock	$-	$15,000
Common stock issued to settle lawsuits	$-	$288,000

See accompanying notes.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.  Accounting Policies

Business

USA Technologies, Inc. (the “Company”, “We” or “Our”) was incorporated in the Commonwealth of Pennsylvania in January 1992. The Company is a leading supplier of cashless, remote management, reporting and energy management solutions serving the unattended Point of Sale market. Our networked devices and associated services enable the owners and operators of everyday, stand-alone, distributed assets, such as vending machines, kiosks, personal computers, photocopiers, and laundry equipment, the ability to remotely monitor, control and report on the results of these distributed assets, as well as the ability to offer their customers cashless payment options. As part of our Intelligent Vending® Solution, our Company also manufactures and sells energy management products which reduce the electrical power consumption of equipment, such as refrigerated vending machines and glass front coolers, thus reducing the electrical energy costs associated with operating this equipment.

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. In the opinion of management, all adjustments considered necessary, consisting of normal recurring adjustments, have been included. Operating results for the six-month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company has incurred losses from its inception through June 30, 2007 and losses have continued through December 2007 and are expected to continue during fiscal year 2008. The Company's ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and the available capital resources. Until the Company's products and services can generate sufficient operating revenues, the Company will be required to use its cash and cash equivalents on hand as discussed below, as well as raise capital to meet its cash flow requirements including the issuance of Common Stock (Note 4) and the exercise of outstanding Common Stock warrants (Note 5).

USA Technologies, Inc.
Notes to Consolidated Financial Statements

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

As of December 31, 2007, there were no available-for-sale securities.

Inventory

Inventory consists of finished goods and packaging materials. The Company's inventory is stated at the lower of cost (average cost basis) or market.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.  Accounting Policies (Continued)

Income Taxes

No provision for income taxes has been made in the six months ended December 31, 2007 and 2006 given the Company’s losses in 2007 and 2006 and available net operating loss carryforwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective July 1, 2007 and there was no material affect on our results of operations or financial position.

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

Shared-Based Payment

The Company applies FAS123(R) “Share-Based Payment” which requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. There were no common stock options granted during the six months ended December 31, 2007. The Company recorded stock compensation expense of $1,587,355 and $1,215,749 related to Common Stock grants and the vesting of shares previously granted to employees and $30,277 and $60,554 related to the vesting of Common Stock options during the three and six months ended December 31, 2007, respectively.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2.  Accrued Expenses

Accrued expenses consist of the following:

	December 31	June 30
	2007	2007
	(unaudited)
Accrued compensation and related sales commissions	$472,455	$502,431
Accrued interest	-	14,574
Accrued professional fees	101,966	207,786
Accrued taxes and filing fees	398,267	202,428
Advanced customer billings	379,374	96,264
Accrued consulting fees	13,925	5,300
Accrued share-based payment liability	523,099	-
Accrued other	392,148	402,869
	$2,301,234	$1,431,652

3.  Senior Notes and Long-Term Debt

As of December 31, 2007 there were no outstanding Senior Notes as all of the remaining Senior Note balances were repaid during the fiscal year ended June 30, 2007. As of December 31, 2006, the outstanding balance of Senior Notes was $3,961,040.  Debt discount and other issuance costs associated with the Senior Notes were amortized to interest expense over the life of the Senior Notes. Total charges to interest for amortization of debt discount and other issuance costs were $500,336 and $757,321 for the three and six months ended December 31, 2006, respectively.
Long-term debt consists of the following:

	December 31	June 30
	2007	2007
	(unaudited)
Capital lease obligations	$576,519	$677,475
Loan agreements	508,292	318,224
Software licensing and other	172,141	34,046
	1,256,952	1,029,745
Less current portion	730,920	514,302
	$526,032	$515,443

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

3.  Senior Notes and Long-Term Debt (Continued)

As of December 31, 2007, $280,510 and $281,846 of the current and long-term Finance Receivables, respectively, are collateral for the outstanding balances of loans, of which $246,782 and $169,337 is classified as current and long-term debt, respectively.

During November 2007, the Company entered into a long-term debt agreement for $93,000 with a financial institution bearing interest at 8.25% that was collaterized by the assets of the Company. The Company agreed to make 84 monthly payments of $1,467, including interest and principal.

During the six months ended December 31, 2007, the Company financed the premiums for various insurance policies totaling $203,777, due in 10 monthly installments.

4.  Common Stock

On October 17, 2007, the Company entered into a securities purchase agreement (collectively, the “Securities Purchase Agreement”) with 37 accredited investors (“Buyers”). Pursuant to the Securities Purchase Agreement, the Company sold to the Buyers a total of 2,142,871 shares of the Company’s Common Stock (“Shares”) at a price of $7.00 per Share, for gross proceeds of $15,000,097. William Blair & Co., LLC (“Blair”), a broker-dealer registered under the 1934 Act, acted as the exclusive placement agent for the private placement. As compensation for its services, the Company paid Blair a fee equal to approximately eight percent of the total consideration received by the Company as a result of the offering. The fee was comprised of cash of $945,000 and warrants to purchase up to 17,532 shares of the Company’s Common Stock at $7.70 per share at any time through October 17, 2012. Pursuant to the Registration Rights Agreement entered into between the Company and each Buyer, the Company registered the Buyers shares with the Securities and Exchange Commission (“SEC”) covering the resale of the Shares effective December 20, 2007.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

4.  Common Stock (Continued)

On September 25, 2006, the Company entered into a Common Stock Purchase Agreement (the “2006-B Common Stock Agreement”) with Steve Illes. Mr. Illes agreed to purchase shares of the Company's Common Stock with an aggregate purchase price not to exceed $15,000,000. Under the 2006-B Common Stock Agreement, the Company has the right at any time to require Mr. Illes to purchase Common Stock from the Company at the lower of: (i) $30.00 per share; or (ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to Mr. Illes of notice of his obligation to purchase. The Company can require Mr. Illes to purchase shares only if the shares have been registered by the Company for resale by Mr. Illes under the Securities Act of 1933, as amended (the “Act”). On October 20, 2006 and July 9, 2007 the Company filed a registration statement under the 1933 Act that included 1,000,000 and 800,000 shares of Common Stock, respectively. During any calendar month, Mr. Illes cannot be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $800,000. The 2006-B Common Stock Agreement terminates August 30, 2009. During the six months ended December 31, 2007, the Company issued shares of Common Stock under the 2006-B Common Stock Agreement for total gross proceeds of $4,713,390, net of issuance costs of $1,410.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

4.  Common Stock (Continued)

As a result of the normalization, certain target hurdles were met resulting in the vesting of a total of 241,249 shares under the Plan for the fiscal year rather than a total of 101,578 shares prior to the normalization. The value of the number of the shares the executives may apply to tax withholding was in excess of the minimum statutory obligation and, as a result the Plan is classified as a liability award rather than an equity award. As such, the Company reclassified the $599,311 related to the 101,578 shares that was previously recorded in Common Stock to a short-term share-based payment liability. As the price of the Company’s shares was $8.45 on the date of the approval of the normalization, a charge of $1,180,220 was also recorded to compensation expense, related to the additional 139,671 additional shares, with a corresponding amount to the short-term share-based payment liability for a total share-based payment liability of $1,779,531 as of September 21, 2007. On September 28, 2007, as the Company’s share price was $8.38, the total share-based payment liability related to fiscal year 2007 was $1,769,754 ($599,311 compensation expense in fiscal year 2007 and $1,170,443 in the three months ended September 30, 2007). Of the 241,249 shares vested for fiscal year 2007, the Company issued 225,249 shares of Common Stock and the remaining 16,000 shares were exchanged by the executives and redeemed by the Company to settle tax withholding obligations paid by the Company totaling $134,080 in connection with the restricted stock bonuses previously awarded and issued to them under their employment agreements. As a result of the fact that a portion of the remaining 225,249 shares were subject to redemption at September 30, 2007, the Company had recorded the entire fair value of those remaining shares as a short-term share-based payment liability as of September 30, 2007 totaling $1,635,674. On December 30, 2007 the redemption provision lapsed, no further shares were redeemed and the final settlement resulted in a reduction of the short-term share-based payment liability of $1,635,674, a reduction of compensation expense of $446,452 and a credit to Common Stock of $1,189,222 (123,671 shares at $4.77 and 101,578 shares at $5.90), as the share price on the date of settlement was $4.77.

In conjunction with the Plan award for fiscal year 2008, the Company recorded compensation expense of $320,988 and $523,099 and a corresponding amount to the short-term accrued shared-based payment liability during the three and six months ended December 31, 2007. This amount was based on management’s estimate of the probability of meeting the target goals and fair value of the Company’s stock of $4.95 at the end of the reporting period, December 31, 2007. Management will update this estimate and remeasure the short-term share-based payment liability at the end of each reporting period until settlement. The final measurement and charge to compensation expense will be determined on the date of settlement.

5.  Common Stock Warrants

During the six months ended December 31, 2007, the Company received $374,675 upon the exercise of 58,543 Common Stock warrants at an exercise price of $6.40 per share.

As of December 31, 2007, there were 1,591,735 Common Stock warrants outstanding, all of which were exercisable at exercise prices ranging from $6.40 to $20 per share.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

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

Results of Operations

Three months ended December 31, 2007

Revenues for the three months ended December 31, 2007 were $3,459,403 compared to $2,011,722 for the corresponding three-month period in the previous fiscal year. This $1,447,681 or 72% increase was due to an increase in equipment sales of $976,747 and an increase in license and transaction fees of $470,934. The increase in equipment sales was due to an increase in sales of approximately $748,000 in e-Port vending equipment sales, primarily related to the MasterCard PayPass Participation Agreement entered into by the Company, Coca-Cola Enterprises and MasterCard Worldwide (the “CCE/MasterCard Agreement”), and an increase in sales of approximately $306,000 in energy conservation equipment, offset by a decrease in  sales of business centers of approximately $68,000 and a decrease of approximately $9,000 in laundry equipment sales. Of the 4,000 e-Ports purchased by MasterCard Worldwide as part of the November 2007 agreement between the Company and MasterCard Worldwide, this increase in equipment sales only includes 469 of those e-Ports, with the remaining 3,531 e-Ports expected to be reflected in revenues during the third quarter of fiscal year 2008.  The increase in license and transaction fees was due to the increase in the number of e-Port units on our USALive® network, primarily as a result of the CCE/MasterCard Agreement.

In regards to license fees, as of December 31, 2007, the Company had approximately 25,000 devices connected to our USALive® network as compared to approximately 9,000 devices as of December 31, 2006.

In regards to transaction fees, during the quarter ended December 31, 2007, the Company processed approximately 2.4 million transactions totaling over $7.7 million as compared to approximately 737 thousand transactions totaling over $4.7 million during the quarter ended December 31, 2006, an increase of 226% in transaction volume and 64% in dollars processed.

Cost of sales for the period consisted of equipment costs of $1,756,000 and network and transaction services related costs of $660,493. The increase in total cost of sales of $688,960 or 40% over the same period in the prior year was due to an increase in equipment costs of $299,221 and network and transaction services related costs of $389,739.

Gross profit for the three months ended December 31, 2007 was $1,042,910, compared to a gross profit of $284,189 for the corresponding three-month period in the previous fiscal year. This $758,721 or 267% increase is primarily due to an increase in the profit margins of both the energy equipment sales as well as the e-Port vending equipment sales as a result of producing the products at a lower cost primarily due to offshore production, as well as selling both of the products at higher average sales prices.

Selling, general and administrative expense of $4,442,646 increased by $983,472 or 28% primarily due to an increase in compensation expense of approximately $486,000, an increase in recruiting fees of approximately $115,000, an increase in consulting services of approximately $166,000, and an increase in bad debt expense of $126,000.

Compensation expense increased by approximately $486,000 primarily due to an increase in salaries expense of approximately $431,000 and an increase in benefit costs of approximately $28,000, due to the increase in the number of employees over the prior year.

Interest expense of $35,543 decreased by $763,604 or 96% primarily due to retirement of the outstanding convertible Senior Notes that were repaid in April 2007. Interest income increased by $276,093 due to the investment of proceeds received from private placements.

The quarter ended December 31, 2007 resulted in a net loss of $3,639,666 (approximately $0.3 million of non-cash charges) compared to a net loss of $4,377,088 (approximately $0.7 million of non-cash charges) for the quarter ended December 31, 2006.

Six months ended December 31, 2007

Revenues for the six months ended December 31, 2007 were $6,815,059 compared to $4,020,619 for the corresponding six-month period in the previous fiscal year. This $2,794,440 or 70% increase was primarily due to an increase in equipment sales of $1,956,204 and license and transaction fees of $838,236. The increase in equipment sales was due to an increase in sales of approximately $1,849,000 of e-Port vending equipment sales and approximately $324,000 in energy conservation equipment, offset by decreases of approximately $199,000 in business center sales and approximately $18,000 in laundry equipment sales. The increase in e-Port vending equipment sales was primarily related to the CCE/MasterCard Agreement. The increase in license and transaction fees was due to the increase in the number of e-Port units on our USALive® network, primarily as a result of the CCE/MasterCard Agreement.

Cost of sales for the period consisted of equipment costs of $4,028,492 and network and transaction services related costs of $1,224,481. The increase in cost of sales of $2,132,079 or 68% over the prior year period was due to an increase in equipment costs of approximately $2,727,000 and an increase of approximately $692,000 of network and transaction related costs. The increase in equipment costs is due to the increase in equipment sales, specifically, the increase in equipment costs was due to the change in sales mixture that consisted of an increase in our higher cost e-Port equipment, as compared to the cost of our energy conservation equipment.

Gross profit for the six months ended December 31, 2007 was $1,562,086 compared to gross profit of $899,725 for the corresponding six-month period in the previous fiscal year. This 74% increase is primarily due to an increase in the profit margins of both the energy equipment sales as well as the e-Port vending equipment sales as a result of producing the products at a lower cost primarily due to offshore production, as well as selling both of the products at higher average sales prices.

Selling, general and administrative expense of $9,834,680, increased by $3,028,449 or 44% primarily due to an increase in compensation expense of approximately $2,243,000, an increase in recruiting fees of approximately $285,000, an increase in consulting services of approximately $307,000, and an increase of approximately $74,000 in bad debt expense.

Compensation expense increased by approximately $2,243,000 due primarily to an increase in salaries and benefits expense of approximately $861,000, an increase in bonus expense of approximately $228,000, and due to non-cash charges of approximately $1,247,000 related to the vesting of shares under the Long-Term Equity Incentive Program for fiscal years 2007 and 2008.

Interest expense of $73,939 decreased by $1,279,573 primarily due to retirement of the outstanding convertible Senior Notes that were repaid in April 2007. Interest income increased by $392,441 due to the investment in available-for-sale securities with proceeds received from private placements.

The six-month period ended December 31, 2007 resulted in a net loss of $8,902,655 (approximately $2.4 million of non-cash charges) compared to a net loss of $8,057,402 (approximately $2.7 million of non-cash charges) for the six-month period ended December 31, 2006.

Liquidity and Capital Resources

For the six months ended December 31, 2007, net cash of $6,264,280 was used by operating activities, primarily due to the net loss of $8,902,655 offset by non-cash charges totaling $2,409,689 for transactions involving the vesting and issuance of common stock to employees, the vesting of stock options, bad debt expense and the depreciation and amortization of assets. In addition to these non-cash charges, the Company’s net operating assets decreased by $228,686 primarily due to increases in accounts payable and accrued expenses and a decrease in inventories, partially offset by an increase in accounts and finance receivables and prepaid expenses.

Proceeds from financing activities for the six months ended December 31, 2007 provided $19,029,470 of funds, which were necessary to support cash used in operating activities. Net proceeds of $19,069,965 were realized from the issuance of Common Stock and exercise of Common Stock warrants, offset by the net repayment of $40,495 of long-term debt.

The Company has incurred losses since inception. Cumulative losses through December 31, 2007 amounted to approximately $154,000,000. The Company has continued to raise capital through equity offerings to fund operations.

During the year ended June 30, 2007, cash used in operating activities was approximately $1,140,000 per month, approximately $96,000 higher per month than experienced during the first six months of fiscal year 2008. Using the prior fiscal year as a basis for estimating cash requirements for the year ending June 30, 2008 (which assumes a static level of revenues), cash requirements for the fiscal year 2008, including requirements for capital expenditures and repayments of long-term debt, would be approximately $14,600,000.

As of December 31, 2007 the Company had approximately $23,875,000 of cash and cash equivalents on hand.

As of December 31, 2007, the remaining total aggregate purchase price of shares able to be purchased under the 2006-B Common Stock Agreement is $958,457.

Funding sources in place to meet the Company's cash requirements for the year ending June 30, 2008 are primarily comprised of approximately $23,875,000 of cash and cash equivalents on hand as of December 31, 2007 and $958,457 in proceeds that are available under the 2006-B Common Stock Agreement for total resources of approximately $24,833,000. The Company believes these existing sources will provide sufficient funds to meet its cash requirements through at least December 31, 2008.

During January 2008, in order to preserve our cash and cash equivalents, and in recognition of the existing condition of the capital markets, we took appropriate action to reduce our annual expenses by the amount of approximately $2,400,000. These actions consisted of staff reductions and reductions in our controllable costs. We believe that these actions will not materially adversely affect our planned revenue growth for the foreseeable future.

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

Item 4T.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2007.  Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified  in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls.

There have been no changes during the quarter ended December 31, 2007 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2007, the Company issued to Steve Illes 195,360 shares for an aggregate purchase price of $1,222,500 pursuant to the 2006-B Common Stock Purchase Agreement. The offer and sale of the shares were exempt from registration under Rule 506 promulgated under Section 4(2) of the Act. Mr. Illes is an accredited investor, made appropriate investment representations, was afforded access to all public filings and all other information that the Company could reasonably obtain. As agreed between Mr. Illes and the Company, the shares issued to Mr. Illes were registered for resale by Mr. Illes under the 1933 Act.

As detailed in Note 4 to the consolidated financial statements, during October 2007, the Company sold 2,142,871 shares of Common Stock for $7.00 per share to 37 accredited investors. The offer and sale of the shares was exempt from registration under Rule 506 promulgated under Section 4(2) of the 1933 Act. As also detailed, we issued to William Blair & Company, LLC, a registered broker-dealer acting as the exclusive placement agent, warrants to purchase up to 17,532 shares of Common Stock at $7.70 per share. The offer and sale of the warrants was exempt from registration under Section 4(2) of the 1933 Act.

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

USA TECHNOLOGIES, INC.

Date: February 11, 2008	/s/ George R. Jensen, Jr.
George R. Jensen, Jr., Chairman and
Chief Executive Officer

Date: February 11, 2008	/s/ David M. DeMedio
David M. DeMedio,
Chief Financial Officer