Form 10-Q
period 2008-03-31
USA TECHNOLOGIES INC
filed 2008-05-06
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2008

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

As April 25, 2008, there were 15,138,470 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.
Consolidated Balance Sheets

	March 31,	June 30,
	2008	2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$6,814,731	$5,163,844
Available-for-sale securities	7,575,000	6,350,000
Accounts receivable, less allowance for uncollectible accounts of approximately $129,000 at March 31, 2008 and $142,000 at June 30, 2007	2,250,227	2,269,193
Finance receivables	379,620	330,692
Inventory, net	2,258,046	3,033,792
Prepaid expenses and other current assets	489,792	206,508
Total current assets	19,767,416	17,354,029

Available-for-sale securities	6,575,000	-
Finance receivables, less current portion	518,222	279,324
Property and equipment, net	2,054,877	1,876,754
Intangibles, net	6,194,582	7,122,032
Goodwill	7,663,208	7,663,208
Other assets	201,195	196,150
Total assets	$42,974,500	$34,491,497

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,285,408	$3,945,894
Accrued expenses	2,266,230	1,431,652
Current obligations under long-term debt	656,454	514,302
Total current liabilities	6,208,092	5,891,848

Long-term debt, less current portion	522,346	515,443
Total liabilities	6,730,438	6,407,291

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000
Series A convertible preferred- Authorized shares-900,000; Issued and outstanding shares- 520,392 as of March 31, 2008 and as of June 30, 2007 (liquidation preference of $14,586,926 and $14,196,632, respectively)	3,686,218	3,686,218
Common stock, no par value:
Authorized shares- 640,000,000;
Issued and outstanding shares- 15,138,470 at March 31, 2008 and 11,810,849 at June 30, 2007	193,645,925	172,822,868
Accumulated deficit	(161,088,081)	(148,424,880)
Total shareholders’ equity	36,244,062	28,084,206
Total liabilities and shareholders’ equity	$42,974,500	$34,491,497

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Revenues:
Equipment sales	$3,220,397	$2,279,452	$8,501,722	$5,604,573
License and transaction fees	1,043,115	410,962	2,576,849	1,106,460
Total revenues	4,263,512	2,690,414	11,078,571	6,711,033

Cost of equipment	2,563,596	2,022,159	6,592,088	4,610,096
Cost of services	804,194	350,315	2,028,675	883,272
Cost of sales	3,367,790	2,372,474	8,620,763	5,493,368
Gross profit	895,722	317,940	2,457,808	1,217,665

Operating expenses:
Selling, general and administrative	4,392,292	3,600,544	14,226,973	10,406,775
Depreciation and amortization	490,093	428,275	1,497,768	1,284,771
Total operating expenses	4,882,385	4,028,819	15,724,741	11,691,546
Operating loss	(3,986,663)	(3,710,879)	(13,266,933)	(10,473,881)

Other expense:
Interest income	264,567	105,705	716,120	164,817
Interest expense:
Coupon or stated rate	(38,450)	(175,288)	(112,388)	(771,479)
Non-cash interest and amortization of debt discount	-	(338,996)	-	(1,096,317)
Total interest expense	(38,450)	(514,284)	(112,388)	(1,867,796)
Total other income (expense)	226,117	(408,579)	603,732	(1,702,979)
Net loss	(3,760,546)	(4,119,458)	(12,663,201)	(12,176,860)
Cumulative preferred dividends	(390,294)	(390,294)	(780,588)	(781,451)
Loss applicable to common shares	$(4,150,840)	$(4,509,752)	$(13,443,789)	$(12,958,311)

Loss per common share (basic and diluted)	$(0.28)	$(0.45)	$(0.97)	$(1.65)

Weighted average number of common shares outstanding (basic and diluted)	15,023,313	9,652,693	13,837,206	7,770,543

See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A Convertible Preferred Stock	Common Stock	Accumulated Deficit	Total
Balance, June 30, 2007	$3,686,218	$172,822,868	$(148,424,880)	$28,084,206
Issuance of 2,142,871 shares of common stock to an accredited investor at $7.00 per share, less issuance costs of $1,012,597	-	13,987,500	-	13,987,500
Issuance of 886,908 shares of common stock to an accredited investor at varying prices per share, less issuance costs of $1,410	-	5,671,847	-	5,671,847
Exercise of 58,543 warrants at $6.40 per share	-	374,675	-	374,675
Retirement of 650 shares of common stock	-	(5,600)	-	(5,600)
Issuance of 14,700 shares of common stock to employees under the 2007-A Stock Compensation Plan	-	138,704	-	138,704
Reclassification of charges from Long-Term Equity Incentive Program for Fiscal Year 2007 to a share-based liability until settlement	-	(599,311)	-	(599,311)
Issuance of 225,249 shares of common stock for settlement of the Long-Term Equity Incentive Program liability for Fiscal Year 2007	-	1,189,222	-	1,189,222
Charges incurred in connection with stock options	-	66,020	-	66,020
Net loss	-	-	(12,663,201)	(12,663201)
Balance, March 31, 2008	$3,686,218	$193,645,925	$(161,088,081)	$36,244,062

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	March 31,
	2008	2007
Operating activities
Net loss	$(12,663,201)	$(12,176,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Charges incurred in connection with the vesting and issuance of common stock for employee compensation	1,157,540	928,843
Charges incurred in connection with stock options	66,020	283,028
Non-cash interest and amortization of debt discount	-	1,096,317
Charges incurred in connection with the issuance of common stock for legal settlements	-	288,000
Gain on repayment of senior notes	-	(44,285)
Bad debt expense	137,212	45,327
Amortization	927,450	927,450
Depreciation	570,318	357,321
Changes in operating assets and liabilities:
Accounts receivable	(118,246)	(1,693,169)
Finance receivables	(287,826)	8,486
Inventory	775,746	(538,104)
Prepaid expenses and other assets	(84,552)	41,935
Accounts payable	(660,486)	(132,754)
Accrued expenses	405,653	(288,645)
Net cash used in operating activities	(9,774,372)	(10,897,110)

Investing activities
Purchase of property and equipment, net	(528,110)	(334,454)
Net purchases of available-for-sale securities	(7,800,000)	(7,000,000)
Net cash used in investing activities	(8,328,110)	(7,334,454)

Financing activities
Net proceeds from the issuance of common stock and exercise of common stock warrants	20,028,422	26,967,182
Collection of subscriptions receivable	-	3,234
Proceeds from the issuance of long-term debt	332,740	470,000
Repayment of long-term debt	(607,793)	(177,151)
Repayment of senior notes	-	(6,198,476)
Net cash provided by financing activities	19,753,369	21,064,789

Net increase in cash and cash equivalents	1,650,887	2,833,225
Cash and cash equivalents at beginning of period	5,163,844	2,866,801
Cash and cash equivalents at end of period	$6,814,731	$5,700,026

Supplemental disclosures of cash flow information:
Cash paid for interest	$126,962	$899,272
Equipment under capital lease	$220,331	$436,173
Prepaid insurance financed with long-term debt	$203,777	$-
Conversion of senior notes to common stock	$-	$500
Conversion of convertible preferred stock to common stock	$-	$8,142
Conversion of convertible preferred dividends to common stock	$-	$15,000
Subscription receivable	$-	$340,000
Common stock issued to settle lawsuits	$-	$288,000

See accompanying notes.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.	Accounting Policies

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

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the nine-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company has incurred losses from its inception through June 30, 2007 and losses have continued through March 2008 and are expected to continue during fiscal year 2008. The Company's ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and the available capital resources. Until the Company's products and services can generate sufficient operating revenues, the Company will be required to use its cash and cash equivalents on hand as discussed below, as well as raise capital to meet its cash flow requirements including the issuance of Common Stock (Note 4) and the exercise of outstanding Common Stock warrants (Note 5).

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

As of March 31, 2008, available-for-sales securities consisted of $14,150,000 par value of auction rate securities (“ARS”) that were purchased during January 2008. The Company’s ARS are long-term variable rate securities whose dividend rates are reset every seven days through a “dutch auction” conducted by investment banks. We have the option to participate in the auction and sell our ARS to prospective buyers at par value. Our ARS are all AAA or Aaa rated, and represent preferred stock of closed-end investment firms. Our ARS have no fixed maturity dates.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.	Accounting Policies (Continued)

Until February 2008, the auction process had allowed investors to obtain liquidity if so desired by selling the securities at their par values on the weekly auction date. However, beginning the week of February 11, 2008, the auctions for our ARS failed as a result of negative overall market conditions, meaning there were not enough buyers to purchase the amount of securities available for sale at auction. The result of a failed auction, which does not signify a default by the issuer, is that the ARS continue to pay dividends in accordance with their terms, but we are not able to liquidate any of these securities until these securities are redeemed by the issuer, or until there is a successful auction, or until such time as other markets for these investments develop.

As of March 31, 2008, we have classified $7,575,000 of our ARS as current assets as we have received a notice of redemption at par value from the issuer subsequent to March 31, 2008, and classified the remaining $6,575,000 of our ARS as non-current assets. Although we have uncertainty with regard to the short-term liquidity of these securities, we continue to believe that the par value represents the fair value of these investments. We currently anticipate that we will be able to realize the par value of our ARS either through redemption by the issuer, successful auction, or through a buyer outside of the auction process and believe that we have the ability to hold these securities for a sufficient period of time for us to realize the par value of these securities. As such, there was no unrealized loss recorded as of March 31, 2008 in connection with our ARS investments.

Inventory

Inventory consists of finished goods and packaging materials. The Company's inventory is stated at the lower of cost (average cost basis) or market.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.	Accounting Policies (Continued)

Income Taxes

No provision for income taxes has been made in the nine months ended March 31, 2008 and 2007 given the Company’s losses in 2008 and 2007 and available net operating loss carryforwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

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

Shared-Based Payment

The Company applies FAS123(R) “Share-Based Payment” which requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. There were no common stock options granted during the nine months ended March 31, 2008. The Company recorded stock compensation expense of $35,963 and $138,704 related to Common Stock grants and the vesting of shares previously granted to employees under the 2007-A Stock Compensation Plan and $5,466 and $66,020 related to the vesting of Common Stock options during the three and nine months ended March 31, 2008, respectively. The Company recorded a reduction to stock compensation expense of $94,174 and recorded stock compensation expense of $428,925 related to the vesting of shares under the Long-term Equity Incentive Program during the three and nine months ended March 31, 2008.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2.	Accrued Expenses

Accrued expenses consist of the following:

	March 31	June 30
	2008	2007
	(unaudited)
Accrued compensation and related sales commissions	$619,834	$502,431
Advanced customer billings	433,447	96,264
Accrued share-based payment liability	428,925	-
Accrued taxes and filing fees	377,494	202,428
Accrued professional fees	235,926	213,086
Accrued other	170,604	402,869
Accrued interest	-	14,574
	$2,266,230	$1,431,652

3.	Senior Notes and Long-Term Debt

As of March 31, 2008 there were no outstanding Senior Notes as all of the remaining Senior Note balances were repaid during the fiscal year ended June 30, 2007. As of March 31, 2007, the outstanding balance of Senior Notes was $2,509,945.  Debt discount and other issuance costs associated with the Senior Notes were amortized to interest expense over the life of the Senior Notes. Total charges to interest for amortization of debt discount and other issuance costs were $338,996 and $1,096,317 for the three and nine months ended March 31, 2007, respectively.

Long-term debt consists of the following:

	March 31	June 30
	2008	2007
	(unaudited)
Capital lease obligations	$624,758	$677,475
Loan agreements for working capital	447,491	318,224
Loan agreements for fixed assets and insurance premiums	106,551	34,046
	1,178,800	1,029,745
Less current portion	656,454	514,302
	$522,346	$515,443

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

As of March 31, 2008, $241,053 and $225,505 of the current and long-term Finance Receivables, respectively, are collateral for the outstanding balances of loans, of which $256,188 and $101,646 is classified as current and long-term debt, respectively.

During November 2007, the Company entered into a long-term debt agreement for $93,000 with a financial institution bearing interest at 8.25% that was collaterized by the assets of the Company. The Company agreed to make 84 monthly payments of $1,467, including interest and principal.

During August and December 2007, the Company financed the premiums for various insurance policies totaling $203,777, due in 10 monthly installments at an interest rate of 8%.

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

On September 25, 2006, the Company entered into a Common Stock Purchase Agreement (the “2006-B Common Stock Agreement”) with Steve Illes. Mr. Illes agreed to purchase shares of the Company's Common Stock with an aggregate purchase price not to exceed $15,000,000. Under the 2006-B Common Stock Agreement, the Company has the right at any time to require Mr. Illes to purchase Common Stock from the Company at the lower of: (i) $30.00 per share; or (ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to Mr. Illes of notice of his obligation to purchase. The Company can require Mr. Illes to purchase shares only if the shares have been registered by the Company for resale by Mr. Illes under the Securities Act of 1933, as amended (the “Act”). On October 20, 2006 and July 9, 2007 the Company filed a registration statement under the 1933 Act that included 1,000,000 and 800,000 shares of Common Stock, respectively. During any calendar month, Mr. Illes cannot be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $800,000. The 2006-B Common Stock Agreement terminates August 30, 2009. During the nine months ended March 31, 2008, the Company issued shares of Common Stock under the 2006-B Common Stock Agreement for total gross proceeds of $5,671,847, net of issuance costs of $1,410. As of March 31, 2008, the Company issued $15,000,000 in Common Stock and there are no remaining funds under this agreement.

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

In conjunction with the Plan award for fiscal year 2008, the Company recorded a reduction to compensation expense of $94,174 and recorded compensation expense of $428,925 and a corresponding amount to the short-term accrued shared-based payment liability during the three and nine months ended March 31, 2008. This amount was based on management’s estimate of the probability of meeting the target goals and fair value of the Company’s stock of $4.50 at the end of the reporting period, March 31, 2008. Management will update this estimate and remeasure the short-term share-based payment liability at the end of each reporting period until settlement. The final measurement and charge to compensation expense will be determined on the date of settlement.

5.	Common Stock Warrants

During the nine months ended March 31, 2008, the Company received $374,675 upon the exercise of 58,543 Common Stock warrants at an exercise price of $6.40 per share.

As of March 31, 2008, there were 1,591,735 Common Stock warrants outstanding, all of which were exercisable at exercise prices ranging from $6.40 to $20 per share.

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

Forward Looking Statements

This Form 10-Q contains certain forward looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “believes,” “expects,” “anticipates,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected, include, for example (i) the ability of the Company to generate sufficient sales to generate operating profits, or to sell products at a profit, (ii) the ability of the Company to raise funds in the future through sales of securities, (iii) whether the Company is able to enter into binding agreements with third parties to assist in product or network development, (iv) the ability of the Company to commercialize its developmental products, or if actually commercialized, to obtain commercial acceptance thereof, (v) the ability of the Company to compete with its competitors to obtain market share, (vi) the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations or to fund development and marketing of its products, (vii) the ability of the Company to obtain approval of its pending patent applications or the risk that its technologies would infringe patents owned by others, (viii) the ability of the Company to satisfy its trade obligations included in accounts payable and accrued liabilities, (ix) the ability of the Company to predict or estimate its future quarterly or annual revenues given the developing and unpredictable market for its products and the lack of established revenues, (x) the ability of the Company to retain key customers as a significant portion of its revenues is derived from a limited number of key customers, (xi) the ability of a key customer to reduce or delay purchasing products from the Company, and (xii) the risk that the Company may have to take an impairment charge relating to its ARS investments in the future, or may have to sell its ARS investments below par value in the future. Although the Company believes that the forward looking statements contained herein are reasonable, it can give no assurance that the Company’s expectations will be met.

Results of Operations

Three months ended March 31, 2008

Revenues for the three months ended March 31, 2008 were $4,263,512 to $2,690,414 for the corresponding three-month period in the previous fiscal year. This $1,573,098 or 58% increase was due to an increase in equipment sales of $940,945 and an increase in license and transaction fees of $632,153. The increase in equipment sales was due to an increase in sales of approximately $542,000 in e-Port vending equipment sales, primarily related to the November 2007 agreement with MasterCard Worldwide to deploy an additional 4,000 e-Ports, an increase in sales of approximately $325,000 in energy conservation equipment, and a slight increase in other equipment sales of approximately $74,000. The increase in license and transaction fees was due to the increase in the number of e-Port units on our USALive® network, primarily as a result of the November 2007 MasterCard agreement and the recurring revenues being generated by the e-Ports deployed in the prior two quarters under the MasterCard PayPass Participation Agreement entered into by the Company, Coca-Cola Enterprises and MasterCard Worldwide (the “CCE/MasterCard Agreement”).

In regards to license fees, as of March 31, 2008, the Company had approximately 31,000 devices connected to our USALive® network as compared to approximately 14,000 devices as of March 31, 2007.

In regards to transaction fees, during the quarter ended March 31, 2008, the Company processed approximately 3.2 million transactions totaling over $9.0 million as compared to approximately 1.0 million transactions totaling over $5.5 million during the quarter ended March 31, 2007, an increase of 220% in transaction volume and 64% in dollars processed.

Cost of sales for the period consisted of equipment costs of $2,563,596 and network and transaction services related costs of $804,194. The increase in total cost of sales of $995,316 or 42% over the same period in the prior year was due to an increase in equipment costs of $541,437 and network and transaction services related costs of $453,879.

Gross profit for the three months ended March 31, 2008 was $895,722, compared to a gross profit of $317,940 for the corresponding three-month period in the previous fiscal year. This $577,782 or 182% increase is primarily due to an increase in the profit margins of both the energy equipment sales as well as the e-Port vending equipment sales as a result of producing the products at a lower cost primarily due to offshore production, as well as selling both of the products at higher average sales prices.

Selling, general and administrative expense of $4,392,292 increased by $791,748 or 22% primarily due to an increase in professional and consulting services of approximately $289,000, an increase of approximately $130,000 in facilities expense, an increase in recruiting fees of approximately $103,000, a net increase in compensation expense of approximately $66,000, an increase of approximately $65,000 in sales commissions and an increase in other operating expenses of approximately $138,000.

Compensation expense increased by approximately $66,000 due primarily to an increase in salaries and benefits expense of approximately $286,000, offset by a decrease of approximately $219,000 in non-cash charges related to the vesting of shares under the Long-Term Equity Incentive Program for fiscal year 2008 as compared to 2007. The increase in salaries and benefits expense relates to an increase in the number of employees as of March 31, 2008 as compared to the prior year.

Interest expense of $38,450 decreased by $475,834 or 93% primarily due to retirement of the outstanding convertible Senior Notes that were repaid in April 2007. Interest income increased by $158,861 due to the investment of proceeds received from private placements.

The quarter ended March 31, 2008 resulted in a net loss of $3,760,546 (approximately $0.4 million of non-cash charges) compared to a net loss of $4,119,458 (approximately $1.2 million of non-cash charges) for the quarter ended March 31, 2007.

During March 2008, the Company introduced its new generation seven (G7) e-Port product at the NAMA Spring Expo, the vending industry’s trade show. The Company has already received orders for 6,200 e-Port G7 cashless terminals representing revenues to the Company of approximately $2,740,000. Of these recent orders, sales of 1,200 e-Port G7 units (representing approximately $540,000 of revenues) are included in the operating results for the three months ended March 31, 2008, and sales of the remaining 5,000 e-Port G7 units (or approximately $2,200,000 of revenues) are anticipated to be included in the operating results for the three months ended June 30, 2008. The foregoing does not reflect any monthly network service fees or transaction processing fees to be received by the Company in connection with these e-Port G7 cashless terminals.

Nine months ended March 31, 2008

Revenues for the nine months ended March 31, 2008 were $11,078,571 compared to $6,711,033 for the corresponding nine-month period in the previous fiscal year. This $4,367,538 or 65% increase was primarily due to an increase in equipment sales of $2,897,149 and license and transaction fees of $1,470,389. The increase in equipment sales was due to an increase in sales of approximately $2,391,000 of e-Port vending equipment sales and approximately $649,000 in energy conservation equipment, offset by decreases of approximately $101,000 in business center sales and approximately $41,000 in other equipment sales. The increase in e-Port vending equipment sales was primarily related to the CCE/MasterCard Agreement and the November 2007 MasterCard Worldwide agreement. The increase in license and transaction fees was due to the increase in the number of e-Port units on our USALive® network, primarily as a result of the November 2007 MasterCard agreement and the recurring revenues being generated by the e-Ports deployed in the prior two quarters under the CCE/MasterCard Agreement.

Cost of sales for the period consisted of equipment costs of $6,592,088 and network and transaction services related costs of $2,028,675. The increase in cost of sales of $3,127,395 or 57% over the prior year period was due to an increase in equipment costs of approximately $1,981,992 and an increase of approximately $1,145,403 of network and transaction related costs.

Gross profit for the nine months ended March 31, 2008 was $2,457,808 compared to gross profit of $1,217,665 for the corresponding nine-month period in the previous fiscal year. This 102% increase is primarily due to an increase in the profit margins of both the energy equipment sales as well as the e-Port vending equipment sales as a result of producing the products at a lower cost primarily due to offshore production, as well as selling both of the products at higher average sales prices.

Selling, general and administrative expense of $14,226,973, increased by $3,820,198 or 37% primarily due to an increase in compensation expense of approximately $2,348,000, an increase in professional and consulting services of approximately $607,000, an increase in recruiting fees of approximately $388,000, and an increase of approximately $189,000 in facilities expense, and an increase in bad debt expense of approximately $92,000.

Compensation expense increased by approximately $2,348,000 due primarily to an increase in salaries and benefits expense of approximately $1,320,000 and an increase of approximately $1,028,000 in non-cash charges related to the vesting of shares under the Long-Term Equity Incentive Program for fiscal year 2008 as compared to 2007.

Interest expense of $112,388 decreased by $1,755,408 primarily due to retirement of the outstanding convertible Senior Notes that were repaid in April 2007. Interest income increased by $581,303 due to the investment in available-for-sale securities with proceeds received from private placements.

The nine-month period ended March 31, 2008 resulted in a net loss of $12,663,201 (approximately $2.9 million of non-cash charges) compared to a net loss of $12,176,860 (approximately $3.9 million of non-cash charges) for the nine-month period ended March 31, 2007.

During fiscal year 2008, the Company intends to continue to attempt to improve its business model and financial results. In this regard, we will continue our e-Port rental program.  Management believes that this rental business model will accelerate the adoption of its e-Port technology among operators that do not want to initially purchase the e-Port technology outright. During the first quarter of the 2008 fiscal year, the Company entered into a contract with a manufacturer under which the manufacturer would attempt to produce for us a lower cost e-Port device. If successful, we have committed to purchase at least $3,600,000 of the new e-Port device from this manufacturer over an eighteen month period. Finally, due to the fact that the Company, as a merchant, has recently received competitive offers from various credit card processors, the Company has discontinued considering the possibility of becoming a credit card processor at this time.

Liquidity and Capital Resources

For the nine months ended March 31, 2008, net cash of $9,774,372 was used by operating activities, primarily due to the net loss of $12,663,201 offset by non-cash charges totaling $2,858,540 for transactions involving the vesting and issuance of common stock to employees, the vesting of stock options, bad debt expense and the depreciation and amortization of assets. In addition to these non-cash charges, the Company’s net operating assets increased by $185,689 primarily due to an increase in inventories and decrease in accrued expenses, partially offset by an increase in accounts payable and slight decreases in accounts and finance receivables and prepaid expenses.

Proceeds from financing activities for the nine months ended March 31, 2008 provided $19,753,369 of funds, which were necessary to support cash used in operating activities. Net proceeds of $20,028,422 were realized from the issuance of Common Stock and exercise of Common Stock warrants, offset by the net repayment of $275,053 of long-term debt.

The Company has incurred losses since inception. Cumulative losses through March 31, 2008 amounted to approximately $158,000,000. The Company has continued to raise capital through equity offerings to fund operations.

As of March 31, 2008 the Company had $6,814,731 of cash and cash equivalents on hand and $14,150,000 of available-for-sale securities, of which $7,575,000 and $6,575,000 are classified as current and non-current, respectively (see Note 1 to the Consolidated Financial Statements). The ARS classified as non-current are all rated AAA or Aaa. As set forth above, the auctions for these securities failed in mid-February 2008, and the funds represented by the ARS will not be accessible until the issuer calls the security, a successful auction occurs, or a buyer is found outside of the auction process. Based on our expected operating cash flows and our other sources of cash, we do not believe that the uncertainty regarding the liquidity of our ARS will have a material impact on our overall ability to meet our liquidity needs for the next twelve months.

In order to attempt to improve our operating results and accelerate profitability, we took appropriate actions during the fiscal quarter to reduce our cash-based selling, general and administrative expenses by approximately $4,600,000 on an annualized basis.  These actions consisted of staff reductions and related costs of approximately $2.6 million and reductions in our controllable costs of approximately $2.0 million. The Company anticipates that the effect of these cost reductions will begin to be reflected in the fourth quarter of this fiscal year with the full benefit of the cost reductions reflected in the 2009 fiscal year. We also believe that these cost reductions will not materially adversely affect our planned revenue growth for the foreseeable future.

During the first nine months of the fiscal year, the Company’s monthly cash requirement, including requirements for capital expenditures and repayment of long-term debt, were approximately $1,200,000 per month. Assuming that the Company’s monthly cash requirement for each of the next fifteen months was $1,200,000, or an aggregate of $18,000,000, and assuming further that the cash cost reductions described above of $4,600,000 per annum ($5,750,000 for the fifteen months) are fully realized during the next fifteen months, the Company’s cash requirements, including capital expenditures and repayment of long-term debt, during the next fifteen months would be approximately $12,250,000.

Funding sources in place to meet the Company's cash requirements are primarily comprised of approximately $6,800,000 of cash and cash equivalents on hand as of March 31, 2008 and $7,575,000 of current available-for-sale securities. Based upon the assumptions described above, the Company believes these existing sources will provide sufficient funds to meet its cash requirements, including capital expenditures and repayment of long-term debt, through at least June 30, 2009.

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2008.  Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified  in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls.

There have been no changes during the quarter ended March 31, 2008 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2008, the Company issued to Steve Illes 217,163 shares for an aggregate purchase price of $958,457 pursuant to the 2006-B Common Stock Purchase Agreement. The offer and sale of the shares were exempt from registration under Rule 506 promulgated under Section 4(2) of the Act. Mr. Illes is an accredited investor, made appropriate investment representations, was afforded access to all public filings and all other information that the Company could reasonably obtain. As agreed between Mr. Illes and the Company, the shares issued to Mr. Illes were registered for resale by Mr. Illes under the 1933 Act.

Item3.	Defaults Upon Senior Securities

There were no defaults on any senior securities. However, on February 1, 2008, an additional $390,294 of dividends were accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of April 25, 2008 are $9,773,300. The dividend accrual dates for our Preferred Stock are February 1 and August 1.  The annual cumulative dividend on our Preferred Stock is $1.50 per share.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company's Annual Meeting of Shareholders was held on February 28, 2008.

(b)	The result of the voting in the election of directors was as follows:

Director Nominees	For	Withheld

George R. Jensen, Jr.	10,476,011	1,371,667
Stephen P. Herbert	10,488,079	1,362,599
William L. Van Alen, Jr.	11,418,682	431,996
Steven Katz	10,789,283	1,061,395
Douglas M. Lurio	10,503,332	1,347,346
Stephen W. McHugh	11,416,061	434,617
Joel Brooks	11,415,653	435,025

(c)	In addition to the election of directors, the following other matters were also voted on and approved at the Annual Meeting:

The shareholders ratified the appointment of McGladrey & Pullen, LLP as the independent registered public accounting firm of the Company for fiscal year 2008 by a vote of 11,674,006 for, 88,953 against and 87,719 abstained.

The shareholders approved the USA Technologies, Inc. 2008 Stock Incentive Plan by a vote of 3,728,075 for, 1,880,264 against, 39,858 abstained. There were 6,202,481 broker non-votes. Under Pennsylvania law, the broker non-votes do not affect the voting on the proposal (i.e., are not considered as votes cast).

The shareholders approved an amendment to the Articles of Incorporation of the Company to allow the Company to purchase its shares of Common Stock. Under Pennsylvania law, the proposal required the approval of at least a majority of the votes actually cast by each of the Common Stock and the Preferred Stock voting separately as a class. The Common Stock approved the proposal as follows: for- 5,030,623 shares; against- 64,290 shares; and abstain -18,294 shares. The Preferred Stock approved the proposal as follows: for - 143,880 shares; against- 30,380 shares; and abstain - 2,150 shares. There were also broker non-votes representing 6,404,349 shares of Common Stock and 112,641 shares of Preferred Stock. Under Pennsylvania law, these broker non-votes do not affect the voting on the proposal (i.e., are not considered as votes cast).

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

USA TECHNOLOGIES, INC.

Date: May 6, 2008	/s/ George R. Jensen, Jr.
George R. Jensen, Jr., Chairman and
Chief Executive Officer

Date: May 6, 2008	/s/ David M. DeMedio
David M. DeMedio,
Chief Financial Officer