Form 10-K
period 2008-06-30
USA TECHNOLOGIES INC
filed 2008-09-24
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting common equity securities held by non-affiliates of the Registrant was $53,195,214 as of the last business day of the most recently completed second fiscal quarter, December 31, 2007, based upon the closing price of the Registrant's Common Stock on that date.

As of August 22, 2008, there were 15,160,845 outstanding shares of Common Stock, no par value.

USA TECHNOLOGIES, INC.

USA TECHNOLOGIES, INC.

PART I

Item 1.	Business.

OVERVIEW

USA Technologies, Inc. (the “Company”, “We” or “Our”) was incorporated in the Commonwealth of Pennsylvania in January 1992. The Company is a leading supplier of cashless payment, remote management, reporting and energy management solutions serving the unattended Point of Sale market. Our networked devices and associated services enable the owners and operators of everyday, stand-alone, distributed assets, such as vending machines, kiosks, personal computers, photocopiers, and laundry equipment, the ability to offer their customers cashless payment options, as well as remotely monitor, control and report on the results of these distributed assets. As part of our Intelligent Vending® solution, our Company also manufactures and sells energy management products which reduce the electrical power consumption of vending related equipment, such as refrigerated vending machines and glass front coolers, thus reducing the electrical energy costs associated with operating this equipment.

As of June 30, 2008, the Company had approximately 38,000 devices connected to its USALive® network. During the year ended June 30, 2008, the Company processed approximately 11.3 million transactions totaling over $34.4 million.

Our customers fall into the following categories: vending machine owners and operators, business center operators which include hotels and audio visual companies, commercial laundry operators servicing colleges, universities and multi-family housing, brand marketers wishing to provide their products or services via kiosks or vending machines and equipment manufacturers that would like to incorporate the technological features of our networked devices (i.e. remote monitoring, reporting and control as well as cashless payments) into their products. Customers for our energy management products also include energy utility companies, schools and operators of glass front coolers.

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

OUR PRODUCTS AND SERVICES

Intelligent Vending®

Developed for the vending industry, Intelligent Vending® is our e-Port Connect™ solution for the vending industry. This solution bundles the e-Port® Client, the USALive® network, and our first class technology support and customer service. During fiscal year 2007, we introduced our e-Port® G-6. This hardware includes a radio frequency identification (“RFID”) or “Tap & Go™” tag reader for added convenience to consumers. Our latest improvement to Intelligent Vending® is our e-Port® G-7, which provides the same benefits of the G-6, plus important new features at a lower price. Some of these features include gift, loyalty, prepaid and electronic couponing program support, as well as remote upgrade and increased DEX capabilities.

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

Laundry operators purchasing our eSuds™ system will have the capability to conduct cashless transactions via credit cards, debit cards and other payment mediums such as student ids; to reduce operational costs through utilization of our remote monitoring technology, thereby maximizing the scheduling of service visits and increasing machine up-time. The system can also increase customer satisfaction through improved maintenance, higher machine availability, specialized services (i.e. email alerts to indicate that laundry cycle is finished) and the convenience of non-cash transactions. Installations have been completed at Carnegie Mellon University, Rutgers University, Case Western Reserve, Johns Hopkins University, Temple University and others. We are working with resellers, such as BlackBoard, and distributors, such as Caldwell & Gregory, to install eSuds™ at other colleges and universities based on the positive results of these installations.

Business Express®

Business Express® is our e-Port Connect™ solution comprised of our software Client, the USALive® network and a suite of office equipment (i.e. PC, fax and copier), all coupled with our first class technology support and customer service. Business Express® enables hoteliers and others to offer unmanned business services 24/7/365. The Company also provides additional value-added service and revenue generating opportunities with BEXPrint™, our proprietary technology that allows users, without access to a printer, to send a document to a secure web-site for storage, and then password retrieval of the document for printing at our business center locations.

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

This market opportunity is known by several different names, including Machine-to-Machine ("M2M") networking, Device Relationship Management ("DRM") and Device Networking. This industry is the convergence of computer-enabled devices and embedded systems, the Internet or other networking mediums, and centralized enterprise data-management tools. By connecting stand-alone devices into large-scale networks, new opportunities emerge between brand marketers, service providers, and their customers. Networked devices enable cashless transactions, sales analysis, remote monitoring, and optimized machine maintenance - all yielding higher return on investment for operators while increasing consumer satisfaction with improved and expanded services.

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

Vending

Annual worldwide sales in the vending industry sector were estimated to be approximately $143.5 billion, according to Vending Times Census of the Industry 2002. According to this Census, there are an estimated 8 million vending locations in the United States, and 30 million locations worldwide. The market segment that can be addressed by our end-to-end solution consists primarily of vended products retailing for $1 or greater, which represents a Company estimated vended volume of approximately $28 billion. Per census statistics, the overall market growth is 5% to 6% annually, while the addressable market segment for our end-to-end solution is growing more rapidly at 9% annually. Our VendingMiser® energy conservation product can serve the entire vending market.

Commercial Laundry

The domestic commercial laundry industry was estimated to be $5 billion in annual sales and 3.5 million commercial laundry machines in operation, according to Coin Laundry Association, October 2000 edition. The average annual growth rate for the commercial laundry sector is estimated to be between 10% and 12%. The addressable market is primarily the seven largest laundry operators, as well as several other small operators. These operators own and manage the equipment that is installed in multi-housing and college and university locations. The addressable market excludes those who own single laundromats.

Business Centers

There were approximately 47,000 hotels in the United States and 300,000 worldwide during 2006, per American Hotel & Lodging Association's website, www.ahla.com. There is demand for unattended business center availability in hotels, with ever-greater percentages of travelers needing and expecting use of computers, printers, fax machines, copiers, and other business services. We believe that there are 5,900 hotels in the primary addressable market - business oriented hotels with over 150 rooms - and 13,900 in the secondary market, hotels with 75 to 150 rooms. The growth rate for the overall market is 5% annually, with the addressable market gaining 8% annually.

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

SALES AND MARKETING

The Company's sales strategy includes both direct sales and channel development, depending on the particular dynamics of each of our markets. Our marketing strategy is diversified and includes media relations, direct mail, conferences and client referrals. As of June 30, 2008, the Company was marketing and selling its products through its full time staff consisting of eleven people.

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

Within the vending industry, our customers include soft drink bottlers and independent vending operators throughout the United States and Canada. On the soft drink bottler side, heavy effort is being put into securing additional distribution agreements and servicing our existing customers growing demand for additional cashless locations and the related back-office services.

Channel Sales

We currently engage in channel sales for our TransAct™ and Business Express® products. We also work with audio-visual companies that service major hotels.

Marketing

Our marketing strategy consists of building our brand by creating a company and product presence at industry conferences and events, in order to raise visibility within our industry, create opportunity to conduct product demonstrations and consult with potential customers one-on-one; sponsoring educational workshops with trade associations such as National Automated Merchandiser Association ("NAMA"), to educate the industry on the importance and benefits of our solution and establish our position as the industry leader; develop several one-sheet case studies to illustrate the value of our products; the use of direct mail campaigns; advertising in vertically-oriented trade publications such as Vending Times, Automatic Merchandiser and Energy User News; and cultivate a network of State governments and utility companies to provide incentives or underwriting for our energy management products.

STRATEGIC RELATIONSHIPS

MasterCard International

In June 2006, MasterCard International and the Company signed an agreement to deploy 1,000 e-Port devices that accept MasterCard “PayPass™” in Coca-Cola vending machines owned and operated by the Philadelphia Coca-Cola Bottling Company. From July 2006 through June 30, 2007, the Company had earned approximately $400,000 in equipment revenues from this agreement.

In November 2006, MasterCard International and the Company signed an agreement to deploy 5,000 e-Port devices that accept MasterCard “PayPass™”. From November 2006 through June 30, 2007, the Company had earned approximately $1,975,000 in equipment revenues from this agreement.

In May 2007, MasterCard International, the Company, and Coca-Cola Enterprises, Inc. entered into an agreement to deploy 7,500 e-Port devices, as more fully described below. From May 2007 through December 31, 2007, the Company had earned approximately $3,248,000 in equipment revenues from this agreement.

In November 2007, MasterCard International and the Company signed an agreement to deploy 4,051 e-Port devices that accept MasterCard “PayPass™” (the “November 2007 MasterCard Agreement”). From November 2007 through March 31, 2008, the Company had earned approximately $1,600,000 in equipment revenues from this agreement.

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

Coca-Cola Enterprises, Inc.

In May 2007, we entered into a three-year Supply and Licensing Agreement with Coca-Cola Enterprises, Inc. (“CCE”), the world’s largest marketer, producer and distributor of Coca-Cola products. The agreement covers the purchase by CCE from us of our G6 e-Port® and related e-Port Connect™ services for use in CCE’s beverage vending machines, including the purchase of e-Ports® by CCE under the MasterCard agreement referred to below. The price of each e-Port is $433. We receive 5% of the cashless revenues from the CCE vending machine as a processing fee and a monthly payment of $9.95 per unit when we act as the transaction processor for the CCE vending machines. As of June 30, 2008, we act as the transaction processor for all of the units sold under this agreement.

The agreement also included, as an exhibit, the MasterCard PayPass Participation Agreement entered into between us, CCE, and MasterCard International Incorporated under which CCE had agreed to use commercially reasonable efforts to complete installation of up to 7,500 e-Ports by August 31, 2007 (the “CCE/MasterCard Agreement”). By amendment executed by the parties to the Agreement, the installation completion date was changed to October 31, 2007. In addition to accepting credit and debit cards, these e-Ports accept payment from credit cards utilizing MasterCard’s PayPass contactless technology and were to be utilized in CCE beverage vending machines in multiple cities throughout the United States. For each e-Port successfully installed by CCE, we received an aggregate of $433 from CCE and MasterCard. The agreement provided that if all 7,500 e-Ports were not installed by August 31, 2007 (later extended to October 31, 2007), we were required to refund to MasterCard a pro rata share of any payments received from MasterCard that related to any uninstalled units. CCE was required to pay $433 per unit whether or not they successfully install the e-Ports by October 31, 2007. As of October 31, 2007, a total of approximately 7,000 units were installed by CCE, and as of December 31, 2007, all of the units had been installed by CCE.

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

CUSTOMER CONCENTRATIONS

Approximately 68% and 41% of the Company's accounts and finance receivables at June 30, 2008 and 2007, respectively, were concentrated with two and two customers each year, respectively. Approximately 59%, 40% and 29% of the Company's revenues for the years ended June 30, 2008, 2007 and 2006, respectively, were concentrated with two (35% with one customer and 24% with another customer), one, and two (19% with one customer and 10% with another customer) customer(s), respectively. The Company's customers are principally located in the United States.

TRADEMARKS, PROPRIETARY INFORMATION AND PATENTS

The Company received federal registration approval of the following trademarks: Business Express, Express Solutions, C3X, TransAct, Public PC, PC Express, Copy Express, Credit Card Copy Express, Credit Card Computer Express, Credit Card Printer Express, Credit Card Microfiche Express, Credit Card Debit Express, The Office That Never Sleeps, Intelligent Vending, e-Port, Dial-A-Vend, Dial-A-Snack, Dial-A-Vend.com, USALive, e-Port The Next Generation in Vending, and VendingMiser. The Company has three trademarks pending registration, VM2IQ, CM2IQ, and SnackMiser. Through its wholly owned subsidiary, Stitch Networks, the Company has secured three registered trademarks, including eVend.net, eSuds.net, and Stitch Networks, and one trademark, E-ppliance, which is pending registration.

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

Through August 22, 2008, 64 United States patents and 5 Foreign patents have been issued to the Company, 18 United States patents and 8 Foreign patents are pending.

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

•	U.S. Patent No. 6,801,836 entitled "Power-conservation based on indoor/outdoor and ambient-light determinations";

•	U.S. Patent No. 6,807,532 entitled "Method of soliciting a user to input survey data at an electronic commerce terminal";

•	U.S. Patent No. 6,853,894 entitled "Global network based vehicle safety and security telematics";

•	U.S. Patent No. 6,856,820 entitled "An in-vehicle device for wirelessly connecting a vehicle to the internet and for transacting e-commerce and e-business";

•	U.S. Patent No. 6,895,310 entitled "Vehicle related wireless scientific instrumentation telematics";

•	U.S. Patent No. 6,898,942 entitled "Method and apparatus for conserving power consumed by a refrigerated appliance";

•	U.S. Patent No. 6,931,869 entitled "Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode";

•	U.S. Patent No. 6,975,926 entitled "Method and apparatus for power management control of a compressor-based appliance that reduces electrical power consumption on an appliance";

•	U.S. Patent No. 7,003,289 entitled "Communication interface device for managing wireless data transmission between a vehicle and the internet";

•	U.S. Patent No. 7,076,329 entitled "Cashless vending transaction management by a Vend Assist mode of operation";

•	U.S. Patent No. 7,089,209 entitled "Method for revaluing a phone card";

•	U.S. Patent No. 7,131,575 entitled "MDB transaction string effectuated cashless vending";

•	U.S. Patent No. 7,200,467 entitled “Method and Apparatus for Power Management Control of a Compressor-Based Appliance that Reduces Electrical Power Consumption of an Appliance”;

•	U.S. Design Patent No. D543,588 entitled “Point of Sale Terminal Mountable on a Vending Machine’;

•	U.S. Patent No. 7,286,907 entitled “Method and Apparatus for Conserving Power Consumed by a Refrigerated Appliance Utilizing Audio Signal Detection”;

•	Canadian Patent No. D199-1014 entitled "Sign holder";

•	Canadian Patent No. D199-1038 entitled "Laptop data port enclosure";

•	Canadian Patent No. 2,291,015 entitled "Universal interactive advertising and payment system for public access electronic commerce and business related products and services";

•	Australian Patent No. 2001263356 entitled "Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode"; and

•	Mexican Patent No. 234363 entitled "Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode".

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

RESEARCH AND DEVELOPMENT

Research and development expenses, which are included in selling, general and administrative expense in the Consolidated Statements of Operations, were approximately $1,679,000, $1,355,000, and $974,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

EMPLOYEES

On August 22, 2008, the Company had 57 full-time employees and 2 part-time employees.

Item 1A.	Risk Factors.

Risks Relating to Our Business

We have a history of losses since inception and if we continue to incur losses the price of our shares can be expected to fall.

We have experienced losses since inception. We expect to continue to incur losses for the foreseeable future as we expend substantial resources on sales, marketing, and research and development of our products. From our inception through June 30, 2008, our cumulative losses from operations are approximately $162 million. For our fiscal years ended June 30, 2008, 2007 and 2006, we have incurred net losses of $16,417,893, $17,782,458, $14,847,076, respectively. If we continue to incur losses, the price of our common stock can be expected to fall.

Our existence is dependent on our ability to raise capital that may not be available.

There is currently limited experience upon which to assume that our business will prove financially profitable or generate sufficient revenues to cover our expenses. From inception, we have generated funds primarily through the sale of securities. Although we believe that we have adequate existing resources to provide for our funding requirements through at least July 1, 2009, there can be no assurances that we will be able to continue to generate sufficient funds thereafter. We expect to raise funds in the future through sales of our debt or equity securities until such time, if ever, as we are able to operate profitably. During the year ended June 30, 2008, the Company’s monthly cash requirement, including requirements for capital expenditures and net repayments of long-term debt, were approximately $1,200,000 per month. Assuming that the Company’s monthly cash requirement for each of the next twelve months was $1,200,000, the Company’s cash requirements, including capital expenditures and repayment of long-term debt, during the next twelve months would be approximately $14,400,000. This estimate does not reflect the full impact of the cash-based cost reduction measures taken during the third and fourth quarters of fiscal year 2008. Subsequent to July 1, 2009, our inability to obtain needed funding can be expected to have a material adverse effect on our operations and our ability to achieve profitability. If we fail to generate increased revenues or fail to sell additional securities, you may lose all or a substantial portion of your investment.

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

We have derived, and believe we may continue to derive, a significant portion of our revenues from a limited number of large customers. Approximately 68% and 41% of the Company's accounts and finance receivables at June 30, 2008 and 2007, respectively, were concentrated with two and two customers each year, respectively. Approximately 59%, 40% and 29% of the Company's revenues for the years ended June 30, 2008, 2007 and 2006, respectively, were concentrated with two (35% with one customer and 24% with another customer), one, and two (19% with one customer and 10% with another customer) customer(s), respectively. Our customers may buy less of our products or services depending on their own technological developments, end-user demand for our products and internal budget cycles. A major customer in one year may not purchase any of our products or services in another year, which may negatively affect our financial performance. If any of our large customers significantly reduce or delay purchases from us or if we are required to sell products to them at reduced prices or unfavorable terms, our results of operations and revenue could be materially adversely affected.

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

We have entered into an employment agreement with Mr. Jensen that expires on June 30, 2011. We have also entered into employment agreements with other executive officers, each of which contain confidentiality and non-compete agreements. We have obtained a key man life insurance policy in the amount of $2,000,000 on Mr. Jensen and a key man life insurance policy in the amount of $1,000,000 on our President, Stephen P. Herbert. We do not have and do not intend to obtain key man life insurance coverage on any of our other executive officers. As a result, we are exposed to the costs associated with the death of these key employees.

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

Through August 22, 2008, we have 26 pending patent applications, and intend to file applications for additional patents covering our future products, although there can be no assurance that we will do so. In addition, there can be no assurance that we will maintain or prosecute these applications. The United States Government and other countries have granted us 69 patents as of August 22, 2008. There can be no assurance that:

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

We depend on arrangements with third parties for a variety of component parts used in our products. We have contracted with various suppliers to assist us to develop and manufacture our e-Port® products and with various suppliers to manufacture our energy miser products. For other components, we do not have supply contracts with any of our third-party suppliers and we purchase components as needed from time to time. We have contracted with DBSi to host our network in a secure, 24/7 environment to ensure the reliability of our network services. We also have contracted with multiple land-based telecommunications providers to ensure the reliability of our land-based network. If these business relationships are terminated, the implementation of our business plan may be delayed until an alternative supplier or service provider can be retained. If we are unable to find another source or one that is comparable, the content and quality of our products could suffer and our business, operating results and financial condition could be harmed.

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

Our systems or technology or our third-party provider’s systems or technology may fail, which would interrupt our network, causing us to lose customers and revenue.

We depend on the efficient and uninterrupted operation of our network and our technology. Our network could slow down significantly or fail for a variety of reasons, including failure of third-party equipment, software or services utilized by us, undetected defects or errors in our software or technology, especially when first integrated into our network, computer viruses, or natural or man-made disasters disrupting power or telecommunications systems generally. Any significant slow down or failure of our network whether caused by defects in our systems or technology or in those provided to us by third-parties could result in damage to our reputation, increase our operating and development costs, or cause us to lose customers and revenues.

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

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. Beginning in our fiscal year ending June 30, 2010, our independent registered public accounting firm must attest to, and report on, management’s assessment of internal controls. There can be no positive assurance that we will receive a positive attestation from our independent auditors.

In the event we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements, and our ability to obtain equity or debt financing could suffer.

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

Risks Related to Our Common Stock

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

In addition, our articles of incorporation prohibit the declaration of any dividends on the Common Stock unless and until all unpaid and accumulated dividends on the Series A preferred stock have been declared and paid. Through June 30, 2008, the unpaid and cumulative dividends on the series A preferred stock equal $9,773,300. The unpaid and cumulative dividends on the series A preferred stock are convertible into shares of common stock at the rate of $1,000 per share at the option of the shareholder. During the years ended June 30, 2008, 2007 and 2006, certain holders of the Preferred Stock converted 0, 1,150, and 1,200, respectively, into 0, 11, and 12 shares of Common Stock, respectively. Certain of these shareholders also converted cumulative preferred dividends of $0, $15,000, $18,320, respectively, into 0, 15, 18 shares of Common Stock during the years ended June 30, 2008, 2007 and 2006, respectively.

Sales of shares eligible for future sale from exercise of warrants and options could depress the market price of our Common Stock.

As of June 30, 2008, we had issued and outstanding options to purchase 161,500 shares of our common stock and warrants to purchase 1,591,735 shares. The shares underlying 833,333 of these warrants have been registered and may be freely sold. None of the shares underlying the options have been registered. Market sales of large amounts of our common stock, or the potential for those sales even if they do not actually occur, may have the effect of depressing the market price of our common stock. In addition, if our future financing needs require us to issue additional shares of common stock or securities convertible into common stock, the supply of common stock available for resale could be increased which could stimulate trading activity and cause the market price of our common stock to drop, even if our business is doing well.

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

The substantial number of our shares currently eligible for sale in the open market will tend to depress the market price of our shares. As of June 30, 2008, these shares consisted of the following:

•	15,155,270 shares of Common Stock
•	5,203 shares of Preferred Stock
•	9,774 shares issuable upon conversion of the accrued and unpaid dividends on the Series A Preferred Stock
•	833,333 shares underlying Common Stock warrants
•	56,487 shares issuable under our 2007-A Stock Compensation Plan; and
•	300,000 shares issuable under our 2008 Stock Incentive Plan.

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

Year ended June 30, 2008	High	Low
First Quarter (through September 30, 2007)	$11.30	$7.36
Second Quarter (through December 31, 2007)	$8.84	$4.53
Third Quarter (through March 31, 2008)	$5.99	$2.90
Fourth Quarter (through June 30, 2008)	$6.49	$4.30

Year ended June 30, 2007
First Quarter (through September 30, 2006)	$6.30	$6.00
Second Quarter (through December 31, 2006)	$7.65	$4.90
Third Quarter (through March 31, 2007)	$9.01	$5.50
Fourth Quarter (through June 30, 2007)	$12.75	$7.71

On August 22, 2008 there were 1,255 record holders of the Common Stock and 485 record holders of the Preferred Stock.

The holders of the Common Stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company's Common Stock or Preferred Stock. No dividend may be paid on the Common Stock until all accumulated and unpaid dividends on the Preferred Stock have been paid. As of June 30, 2008, such accumulated unpaid dividends amounted to $9,773,300.

As of June 30, 2008, equity securities authorized for issuance by the Company with respect to compensation plans were as follows:

Plan category	Number of securities to be issued upon exercises of outstanding options and warrants (a)		Weighted average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-		-	300,000	(3)

Equity compensation plans not approved by security holders	161,500	(1)	$7.56	513,920	(2)

Total	161,500		$7.56	813,920

1) Represents stock options outstanding as of June 30, 2008 for the purchase of shares of Common Stock of the Company expiring at various times from July 2008 through June 2013. All such options were granted to employees and directors of the Company. Exercise prices for all the options outstanding were at prices that were either equal to or greater than the market price of the Company's Common Stock on the dates the options were granted. Shareholder approval of these options was not required because the options were granted prior to the Company's shares being listed on the NASDAQ Stock Market LLC.
2) Represents 140,000 shares of Common Stock issuable to the Company's Chief Executive Officer under the terms of his employment agreement upon the occurrence of a USA Transaction, plus 56,487 shares of Common Stock issuable under the Company's 2007-A Stock Compensation Plan, plus 317,433 shares of Common Stock issuable under the Long-Term Equity Incentive Program adopted in February 2007. Shareholder approval of the foregoing was not required because each of the foregoing was adopted by the Company prior to the Company's shares being listed on the NASDAQ Stock Market LLC.
The Company's Board of Directors established and authorized the 2007-A Stock Compensation Plan in February 2007 for use in compensating employees, directors and consultants through the issuance of shares of Common Stock of the Company. There were 100,000 shares authorized under the Plan. The shares have been registered with the Securities and Exchange Commission as an employee benefit plan under Form S-8. As of June 30, 2008 there were 56,487 shares available for future issuance under the Plan.

3) Represents shares of Common Stock issuable under the Company's 2008 Stock Incentive Plan as approved by shareholders on February 28, 2008 for use in compensating employees, directors and consultants through the issuance of shares of Common Stock of the Company. The shares have been registered with the Securities and Exchange Commission as an employee benefit plan under Form S-8.

As of June 30, 2008, shares of Common Stock reserved for future issuance were as follows:

-	161,500 shares issuable upon the exercise of stock options at exercise prices ranging from $7.50 to $20 per share

-	1,591,735 shares issuable upon the exercise of common stock warrants at exercise prices ranging from $6.40 to $20 per share

-	14,977 shares issuable upon the conversion of outstanding Preferred Stock and cumulative Preferred Stock dividends

-	317,433 shares issuable under the Long-Term Equity Incentive Program adopted in February 2007

-	56,487 shares issuable under the 2007-A Stock Compensation Plan

-	300,000 shares issuable under the 2008 Stock Incentive Plan; and

-	140,000 shares issuable to Mr. Jensen under his employment agreement upon the occurrence of a USA Transaction

PERFORMANCE GRAPH

The following graph shows a comparison of the 5-year cumulative total shareholder return for our common stock with the NASDAQ Composite Index and the Dow Jones Technology 9000 Index for small cap companies in the United States. The graph assumes a $100 investment on June 30, 2003 in our common stock and in the NASDAQ Composite Index and the Dow Jones Technology 9000 Index, including reinvestment of dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

Among USA Technologies, Inc., The NASDAQ Composite Index and The Dow Jones Technology Index

Total Return For	Jun-03	Jun-04	Jun-05	Jun-06	Jun-07	Jun-08

USA Technologies, Inc.	100	45	37.5	19.5	26.88	14.88
NASDAQ Composite	100	126.19	126.75	133.85	160.42	141.3
Dow Jones Technology 9000	100	135.76	118.06	136.11	160.32	125.27

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

Item 6.	Selected Financial Data.

	Year ended June 30

	2008	2007	2006	2005	2004
OPERATIONS DATA

Revenues	$16,103,546	$9,158,012	$6,414,803	$4,677,989	$5,632,815

Net loss	(16,417,893)	(17,782,458)	(14,847,076)	(15,499,190)	(21,426,178)

Cumulative preferred dividends	(780,588)	(781,451)	(783,289)	(784,113)	(786,513)
Loss applicable to common shares	$(17,198,481)	$(18,563,909)	(15,630,365)	$(16,283,303)	$(22,212,691)

Loss per common share (basic and diluted)	$(1.21)	$(2.13)	$(3.15)	$(4.18)	$(7.70)

Cash dividends per common share	$--	$--	$--	$--	$--

BALANCE SHEET DATA
Total assets	$40,055,651	$34,491,497	$23,419,466	$23,391,765	$25,880,577
Convertible Senior Notes and other long-term debt	$967,518	$1,029,745	$7,780,853	$9,337,300	$7,273,056
Shareholders' equity	$32,576,549	$28,084,206	$11,177,064	$9,309,185	$14,108,662

Item 7.	Management's Discussion and Analysis of Financial Condition and Results ofOperations

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. The Company tests goodwill for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a discounted cash flow analysis to complete the first step in this process. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill as a result of its testing on April 1, 2006, April 1, 2007 and April 1, 2008.

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

Intangible assets include patents, trademarks and non-compete arrangements purchased in acquisitions. Amortization expense related to these intangible assets was $1,236,600, $1,236,600, and $1,236,600 during the years ended June 30, 2008, 2007, and 2006, respectively.

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

As of June 30, 2008, available-for-sales securities consisted of $6,875,000 par value of auction rate securities (“ARS”) that were purchased during January 2008. The Company’s ARS are long-term variable rate securities whose dividend rates are reset every seven days through a “dutch auction” conducted by investment banks. We have the option to participate in the auction and sell our ARS to prospective buyers at par value. Our ARS are all AAA or Aaa rated, and represent preferred stock of closed-end investment funds. Our ARS have no fixed maturity dates.

Until February 2008, the auction process had allowed investors to obtain liquidity if so desired by selling the securities at their par values on the weekly auction date. However, beginning the week of February 11, 2008, the auctions for our ARS failed as a result of negative overall market conditions, meaning there were not enough buyers to purchase the amount of securities available for sale at auction. The result of a failed auction, which does not signify a default by the issuer, is that the ARS continue to pay dividends in accordance with their terms, but we are not able to liquidate any of these securities until these securities are redeemed by the issuer, or until there is a successful auction, or until such time as other markets for these investments develop. As of March 31, 2008, the Company had $14,150,000 of ARS, of which $7,275,000 were redeemed by the various issuers at par value through June 30, 2008 and as such, there were no losses realized in connection with the redemption of our ARS investments.

As of June 30, 2008, we have classified $6,875,000 of our ARS as non-current assets. We continue to believe that the par value represents the fair value of these investments. As such, there was no unrealized loss recorded as of June 30, 2008 in connection with our ARS investments.

As of June 30, 2007, available-for-sale securities consisted of $6,350,000 par value of auction rate securities. There was no unrealized gain (loss) as of June 30, 2007. These securities were redeemed during the first quarter of fiscal year 2008.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2008

Revenues for the fiscal year ended June 30, 2008 were $16,103,546, an increase of $6,945,534 or 76% from the fiscal year ended June 30, 2007. This increase was primarily attributed to increased sales in our vending product line. Revenues are discussed in more detail as follows:

Equipment sales: Revenues from equipment sales increased to $12,384,870 from $7,454,076 in the prior fiscal year, an increase of $4,930,794 or 66%. This increase was primarily attributed to increased sales of our vending ($4,643,000) and energy ($711,000) equipment, offset by decreases in business center ($189,000) and laundry ($165,000) equipment sales. The increase in vending equipment sales was primarily related to the CCE/MasterCard Agreement and the November 2007 MasterCard Agreement, as more fully described in Item 1 of this Annual Report, as well as first time volume purchases following the MasterCard seeding initiative.

License and transaction fees: Revenues from license and transaction fees increased $2,014,740 or 118% from $1,703,936 to $3,718,676 for the fiscal years ended June 30, 2007 and 2008, respectively. The increase in license and transaction fees was due to the increase in the number of e-Port vending units on our USALive® network, primarily as a result of the recurring revenues being generated by the e-Ports deployed under the CCE/MasterCard Agreement and the November 2007 MasterCard Agreement, as well as sales of new e-Port vending units.

In regards to license fees, as of June 30, 2008, the Company had approximately 38,000 devices connected to our USALive® network as compared to approximately 17,000 devices as of June 30, 2007.

In regards to transaction fees, during the year ended June 30, 2008, the Company processed approximately 11.3 million transactions totaling over $34.4 million as compared to approximately 3.9 million transactions totaling over $21.3 million during the year ended June 30, 2007, an increase of 190% in transaction volume and 62% in dollars processed.

Cost of equipment for the fiscal year ended June 30, 2008 was $9,703,474, compared to $6,442,627 for the fiscal year ended June 30, 2007. The increase of $3,260,847 was primarily due to the increase in vending equipment sales.

Cost of services for the fiscal year ended June 30, 2008 was $2,981,218, compared to $1,369,152 for the fiscal year ended June 30, 2007. The increase of $1,612,066 was primarily due to the increase in the number of e-Ports connected to our network.

Gross profit for the fiscal year ended June 30, 2008 was $3,418,854, representing 21.2% of revenues, compared to $1,346,233, representing 14.7% of revenues, for the fiscal year ended June 30, 2007. The increase of $2,072,621 was primarily due to an increase in sales of our vending products coupled with the Company’s continued efforts to decrease the per unit costs to manufacture the e-Port. In the prior year, the units were sold at or near cost. Additionally, the Company maintained the profit margins generated from sales of the energy saving Miser product line.

Selling, general and administrative expenses increased from $14,706,156 for the fiscal year ended June 30, 2007 to $18,643,215 for the fiscal year ended June 30, 2008, an increase of $3,937,059 or 27%. The increase is primarily due to an increase in compensation expense of approximately $2,518,000, an increase in consulting expenses of approximately $479,000, primarily related to Sarbanes-Oxley implementation costs and network support services, recruiting expenses of approximately $311,000, and facilities expenses of approximately $294,000. The increase in compensation expense is due to non-cash stock bonuses awarded to executive officers through the Long-Term Equity Incentive Program ($880,000) and due to an increase in the number of full-time employees during the fiscal year ($1,638,000). In order to attempt to improve our operating results, the Company took appropriate actions during the third and fourth fiscal quarters to reduce our cash-based selling, general and administrative expenses, as further discussed below under “Liquidity and Capital Resources”. As a result, our cash-based selling, general and administrative expenses decreased from approximately $4,753,000 during the second quarter of fiscal year 2008 to approximately $4,445,000 during the third quarter of fiscal year 2008, and further decreased to approximately $4,000,000 during the fourth quarter of fiscal year 2008.

Interest expense of $147,200 decreased by $2,837,751 primarily due to the retirement of the outstanding convertible Senior Notes that were repaid in April 2007. Interest income increased by $561,332 due to the investment in available-for-sale securities with proceeds received from private placements.

The fiscal year ended June 30, 2008 resulted in a net loss of $16,417,893 (including approximately $3.7 million of non-cash charges) compared to a net loss of $17,782,458 (including approximately $5.8 million of non-cash charges) for the prior fiscal year.

During fiscal year 2009, the Company intends to continue to attempt to improve its business model and financial results. In this regard, we will continue our e-Port rental program. Management believes that this rental business model will accelerate the adoption of its e-Port technology among operators that do not want to initially purchase the e-Port technology outright. During the first quarter of the 2008 fiscal year, the Company entered into a contract with a manufacturer under which the manufacturer would attempt to produce for us a lower cost e-Port unit. If successful, we have committed to purchase at least $3,600,000 of the new e-Port unit from this manufacturer over an eighteen month period. Finally, due to the fact that the Company, as a merchant, has recently received competitive offers from various credit card processors, the Company has discontinued considering the possibility of becoming a credit card processor at this time.

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

Selling, general and administrative expenses increased from $12,092,552 for the fiscal year ended June 30, 2006 to $14,706,156 for the fiscal year ended June 30, 2007, an increase of $2,613,604 or 22%. The increase is due to an increase in compensation expense of approximately $1,956,000, an increase in consulting expenses of approximately $516,000, primarily related to Sarbanes-Oxley implementation costs and the setup of an equipment leasing program, and an increase in legal fees of approximately $290,000 related to intellectual property protection, offset by a reduction in royalty expenses of approximately $150,000 due to the end of the energy management product royalty term agreement. The increase in compensation expense is due to stock bonuses awarded to executive officers through the Long-Term Equity Incentive Program, which resulted in a charge of $599,311, and due to an increase in the number of full-time and part-time employees during the fiscal year.

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

Selling, general and administrative expenses increased from $11,989,403 for the fiscal year ended June 30, 2005 to $12,092,552 for the fiscal year ended June 30, 2006, an increase of $103,149 or 1%. The increase is primarily due to an increase in compensation expense of approximately $1,332,000 due to stock bonuses and options awarded to executives as well as stock options awarded to members of the board of directors. In addition, the Company increased the number of full-time employees during the fiscal year. This increase was offset by a reduction in consulting services of approximately $918,000 and a reduction in public relations expenses of approximately $204,000.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2008, net cash of $13,594,054 was used by operating activities, primarily due to the net loss of $16,417,893 offset by non-cash charges totaling $3,700,263 for transactions involving the vesting and issuance of common stock to employees, the vesting of stock options, bad debt expense and the depreciation and amortization of assets. In addition to these non-cash charges, the Company’s net operating assets increased by $876,424 primarily due to an increase in accounts and finance receivables and prepaid expenses, partially offset by an increase in accounts payable and accrued expenses and a decrease in inventory.

For the year ended June 30, 2008, net cash of $1,097,278 was used in investing activities due to net purchases of property and equipment totaling $572,278 and net purchases of available-for-sale securities totaling $525,000.

Proceeds from financing activities for the year ended June 30, 2008 provided $19,498,179 of funds, which were necessary to support cash used in operating and investing activities. Net proceeds of $20,026,884 were realized from the issuance of Common Stock and exercise of Common Stock warrants, offset by the net repayment of $528,705 of long-term debt.

The Company has incurred losses since inception. Our accumulated deficit through June 30, 2008 is composed of cumulative losses amounting to approximately $162,200,000 and preferred dividends converted to common stock of approximately $2,700,000. The Company has continued to raise capital through equity offerings to fund operations.

As of June 30, 2008 the Company had $9,970,691 of cash and cash equivalents on hand and $6,875,000 of non-current available-for-sale securities, as discussed in “Investments” above. These consist of $6,875,000 par value of auction rate securities that were purchased during January 2008 from a broker-dealer. On August 21, 2008 the broker-dealer who sold us the auction rate securities announced a settlement with state regulators and an agreement in principle with the Securities and Exchange Commission pursuant to which, among other things, the broker-dealer will purchase all of our remaining auction rate securities at par upon our request at any time from January 2, 2009 through January 15, 2010. We intend to sell all of our auction rate securities to the broker-dealer on January 2, 2009, if the securities have not already been redeemed by the issuer.

In order to attempt to improve our operating results, we took appropriate actions during the third and fourth fiscal quarters to reduce our cash-based selling, general and administrative expenses. These actions consisted of staff reductions and related costs and reductions in our controllable costs. The Company anticipates that the full benefit of these cash-based cost reductions will be reflected in the 2009 fiscal year. We also believe that these cost reductions will not materially adversely affect our planned revenue growth for the foreseeable future.

During the 2008 fiscal year, the Company’s monthly cash requirement, including requirements for capital expenditures and net repayments of long-term debt, was approximately $1,200,000 per month. Assuming that the Company’s monthly cash requirement for each of the next twelve months was $1,200,000, the Company’s cash requirements, including capital expenditures and repayment of long-term debt, during the next twelve months would be approximately $14,400,000. This estimate does not reflect the full impact of the cash-based cost reduction measures taken during the third and fourth quarters of fiscal year 2008.

Funding sources in place to meet the Company's cash requirements are comprised of approximately $10,000,000 of cash and cash equivalents on hand and $6,875,000 of non-current available-for-sale securities as of June 30, 2008, for a total of approximately $16,875,000. Based upon the assumptions described above, the Company believes these existing sources will provide sufficient funds to meet its cash requirements, including capital expenditures and repayment of long-term debt, through at least July 1, 2009.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risks for interest rate changes is not significant. Interest rates on its long-term debt are generally fixed and its investments in cash equivalents is not significant. Regarding the Company’s exposure to market risks related to Available-for-sale securities, see “Investments” in Item 7 above. Market risks related to fluctuations of foreign currencies are not significant and the Company has no derivative instruments.

Item 8.	Financial Statements and Supplementary Data.

USA TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
USA Technologies, Inc.

We have audited the accompanying consolidated balance sheet of USA Technologies, Inc. as of June 30, 2008, and the related consolidated statement of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the June 30, 2008 balances in the financial statement schedule listed in Item 15(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Technologies, Inc. at June 30, 2008, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related June 30, 2008 balances in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management’s assertion about the effectiveness of USA Technologies, Inc.’s internal control over financial reporting as of June 30, 2008, included in the accompanying management’s annual report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

New York, NY
September 23, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
USA Technologies, Inc.

We have audited the accompanying consolidated balance sheet of USA Technologies, Inc. as of June 30, 2007 and the related consolidated statement of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 2007. Our audits also included the June 30, 2007 and 2006 balances in the financial statement schedule. These consolidated financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Technologies, Inc. at June 30, 2007 and the consolidated results of their operations and their cash flows for each  of the two years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related June 30, 2007 and 2006 balances in the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Goldstein Golub Kessler LLP

New York, NY
September 26, 2007

USA Technologies, Inc.
Consolidated Balance Sheets

	June 30
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$9,970,691	$5,163,844
Available-for-sale securities	--	6,350,000
Accounts receivable, less allowance for uncollectible accounts of $215,000 and $142,000 as of 2008 and 2007, respectively	3,483,666	2,269,193
Finance receivables	399,427	330,692
Inventory	2,299,002	3,033,792
Prepaid expenses and other current assets	802,223	206,508
Total current assets	16,955,009	17,354,029

Available-for-sale securities	6,875,000	--
Finance receivables, less current portion	424,336	279,324
Property and equipment, net	2,024,842	1,876,754
Intangibles, net	5,885,432	7,122,032
Goodwill	7,663,208	7,663,208
Other assets	227,824	196,150
Total assets	$40,055,651	$34,491,497

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$4,005,549	$3,893,307
Accrued expenses	2,506,035	1,484,239
Current obligations under long-term debt	526,348	514,302
Total current liabilities	7,037,932	5,891,848

Long-term debt, less current portion	441,170	515,443
Total liabilities	7,479,102	6,407,291

Commitments and contingencies (Note 14)

Shareholders' equity:
Preferred stock, no par value: Authorized shares- 1,800,000 Series A convertible preferred- Authorized shares- 900,000 Issued and outstanding shares- 520,392 as of 2008 and 2007 (liquidation preference of $14,977,220 and $14,196,632 as of 2008 and 2007, respectively)	3,686,218	3,686,218
Common stock, no par value: Authorized shares- 640,000,000 Issued and outstanding shares- 15,155,270 and 11,810,849 as of 2008 and 2007, respectively	193,733,104	172,822,868
Accumulated deficit	(164,842,773)	(148,424,880)
Total shareholders' equity	32,576,549	28,084,206
Total liabilities and shareholders' equity	$40,055,651	$34,491,497

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations

	Year ended June 30
	2008	2007	2006

Revenues:
Equipment sales	$12,384,870	$7,454,076	$5,198,360
License and transaction fees	3,718,676	1,703,936	1,216,443
Total revenues	16,103,546	9,158,012	6,414,803

Cost of equipment	9,703,474	6,442,627	3,549,450
Cost of services	2,981,218	1,369,152	855,007
Gross profit	3,418,854	1,346,233	2,010,346

Operating expenses:
Selling, general and administrative	18,643,215	14,706,156	12,092,552
Depreciation and amortization	1,923,491	1,748,653	1,699,593
Total operating expenses	20,566,706	16,454,809	13,792,145
Operating loss	(17,147,852)	(15,108,576)	(11,781,799)

Other income (expense):
Interest income	877,159	315,827	99,776
Legal loss contingency	--	--	(270,000)
Other loss	--	(4,759)	(16,087)
Interest expense:
Coupon or stated rate	(147,200)	(746,578)	(1,365,860)
Non-cash interest and amortization of debt discount	--	(2,238,372)	(1,513,106)
Total interest expense	(147,200)	(2,984,950)	(2,878,966)
Total other income (expense)	729,959	(2,673,882)	(3,065,277)
Net loss	(16,417,893)	(17,782,458)	(14,847,076)
Cumulative preferred dividends	(780,588)	(781,451)	(783,289)
Loss applicable to common shares	$(17,198,481)	$(18,563,909)	$(15,630,365)
Loss per common share (basic and diluted)	$(1.21)	$(2.13)	$(3.15)
Weighted average number of common shares outstanding (basic and diluted)	14,158,298	8,702,523	4,965,501

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Shareholders' Equity

	Series A Convertible Preferred Stock	Common Stock	Subscriptions Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance, June 30, 2005	$3,702,856	$121,598,475	$(233,850)	$3,080	$(115,761,376)	$9,309,185
Issuance of 1,754,428 shares of Common Stock to accredited investors at varying prices per share	$--	$13,747,261	$--	$--	$--	$13,747,261
Exercise of 36,800 2005-D Common Stock Warrants at $10 per share	--	368,000	--	--	--	368,000
Cancellation of 15,590 shares of Common Stock issued as part of the 2005-D private placement	--	(233,850)	233,850	--	--	--
Conversion of 1,200 shares of Preferred Stock to 12 shares of Common Stock	(8,496)	8,496	--	--	--	--
Conversion of $18,320 of cumulative preferred dividends into 18 shares of Common Stock at $1000 per share	--	18,320	--	--	(18,970)	(650)
Issuance of 59,247 shares of Common Stock from the conversion of Senior Notes	--	667,469	--	--	--	667,469
Debt discount related to the beneficial conversion feature on Senior Notes	--	552,263	--	--	--	552,263
Issuance of special purchase rights in conjunction with the 2008-C and 2010-A Senior Notes	--	428,941	--	--	--	428,941
Issuance of 9,500 shares of Common Stock for employee compensation	--	79,195	--	--	--	79,195
Stock option compensation charges	--	875,556	--	--	--	875,556
Comprehensive loss:
Net loss	--	--	--	--	(14,847,076)	(14,847,076)
Unrealized loss on investment	--	--	--	(3,080)	--	(3,080)
Total comprehensive loss						(14,850,156)
Balance, June 30, 2006	$3,694,360	$138,110,126	$--	$--	$(130,627,422)	$11,177,064

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Shareholders' Equity (Continued)

	Series A Convertible Preferred Stock	Common Stock	Accumulated Deficit	Total

Issuance of 2,148,663 shares of common stock to an accredited investor at varying prices per share, less issuance costs of $147,359	$--	$12,974,036	$--	$12,974,036
Issuance of 1,400,000 shares of common stock to an accredited investor at $6.00 per share and 700,017 warrants exercisable at $6.40 per share, less issuance costs of $542,801	--	7,857,199	--	7,857,199
Issuance of 1,666,667 shares of common stock to an accredited investor at $6.00 per share and 833,333 warrants exercisable at $6.40 per share, less issuance costs of $100,150	--	9,899,850	--	9,899,850
Exercise of 32,098 and 11,454 warrants at $6.40 and $6.60 per share, respectively	--	281,024	--	281,024
Conversion of 1,150 shares of preferred stock into 11 shares of common stock	(8,142)	8,142	--	--
Conversion of $15,000 of cumulative preferred dividends into 15 shares of common stock at $1,000 per share	--	15,000	(15,000)	--
Issuance of 154,930 shares of common stock from the conversion of senior notes	--	1,549,300	--	1,549,300
Issuance of 42,536 shares of common stock to settle legal matters	--	288,000	--	288,000
Retirement of 1,300 shares of common stock	--	(23,000)	--	(23,000)
Issuance of 16,587 shares of common stock under 2006-A Stock Compensation Plan	--	104,345	--	104,345
Issuance of 12,013 shares of common stock under 2007-A Stock Compensation Plan	--	74,135	--	74,135
Charges incurred in connection with the issuance of common stock for employee compensation	--	722,497	--	722,497
Charges incurred in connection with the Long-Term Equity Incentive Program relating to the vesting of 101,578 shares to be issued	--	599,311	--	599,311
Charges incurred in connection with stock options	--	362,903	--	362,903
Net loss	--	--	(17,782,458)	(17,782,458)
Balance, June 30, 2007	$3,686,218	$172,822,868	$(148,424,880)	$28,084,206

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Shareholders' Equity (Continued)

	Series A Convertible Preferred Stock	Common Stock	Accumulated Deficit	Total

Issuance of 886,908 shares of common stock to an accredited investor at varying prices per share, less issuance costs of $1,410	$--	$5,671,847	$--	$5,671,847
Issuance of 2,142,871 shares of common stock to an accredited investor at $7.00 per share, less issuance costs of $1,012,597	--	13,987,500	--	13,987,500
Exercise of 58,543 warrants at $6.40 per share resulting in the issuance of 58,543 shares of Common Stock	--	374,675	--	374,675
Retirement of 650 shares of common stock	--	(7,138)	--	(7,138)
Issuance of 31,500 fully-vested shares of common stock to employees and vesting of restricted shares granted under the 2007-A Stock Compensation Plan		221,953	--	221,953
Reclassification of charges from Long-Term Equity Incentive Program for Fiscal Year 2007 to a share-based liability until settlement	--	(599,311)		(599,311)
Issuance of 225,249 shares of common stock for settlement of the Long-Term Equity Incentive Program liability for Fiscal Year 2007	--	1,189,222	--	1,189,222
Charges incurred in connection with stock options	--	71,488	--	71,488
Net loss	--	--	(16,417,893)	(16,417,893)
Balance, June 30, 2008	$3,686,218	$193,733,104	$(164,842,773)	$32,576,549

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows

	Year ended June 30
	2008	2007	2006

Operating activities:
Net loss	$(16,417,893)	$(17,782,458)	$(14,847,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Charges incurred in connection with the vesting and issuance of common stock for employee compensation	1,567,353	1,500,288	79,195
Charges incurred in connection with stock option compensation	71,488	362,903	875,556
Charges incurred in connection with the issuance of common stock for a legal settlement	--	18,000	--
Non-cash interest and amortization of debt discount	--	2,238,372	1,513,106
Depreciation	686,891	510,678	462,993
Amortization	1,236,600	1,236,600	1,236,600
Other loss	--	--	17,144
Gain on repayment of senior notes	--	(44,285)	--
Bad debt expense	137,931	8,806	130,778
Changes in operating assets and liabilities:
Accounts receivable	(1,352,404)	(1,255,885)	(408,851)
Finance receivables	(213,747)	97,557	(182,256)
Inventory	734,790	(1,622,980)	286,424
Prepaid expenses and other assets	(423,612)	(131,636)	37,711
Accounts payable	112,242	1,352,973	(725,594)
Accrued expenses	266,307	(166,976)	441,863
Net cash used in operating activities	(13,594,054)	(13,678,043)	(11,082,407)

Investing activities:
Purchase of property and equipment, net	(572,278)	(526,615)	(842,470)
Net (purchases) sales of available-for-sale securities	(525,000)	(6,350,000)	19,243
Net cash used in investing activities	(1,097,278)	(6,876,615)	(823,227)

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows (Continued)

	Year ended June 30
	2008	2007	2006

Financing activities:
Net proceeds from the issuance of common stock and the exercise of common stock warrants	$20,026,884	$30,989,108	$14,114,612
Proceeds from issuance of long-term debt	332,740	470,000	--
Repayment of long-term debt	(861,445)	(305,731)	(135,904)
Repayment of senior notes	--	(8,301,676)	(2,654,821)
Proceeds from the issuance of senior notes	--	--	1,314,944
Collection of subscriptions receivable	--	--	35,723
Net cash provided by financing activities	19,498,179	22,851,701	12,674,554
Net increase in cash and cash equivalents	4,806,847	2,297,043	768,920
Cash and cash equivalents at beginning of year	5,163,844	2,866,801	2,097,881
Cash and cash equivalents at end of year	$9,970,691	$5,163,844	$2,866,801

Supplemental disclosures of cash flow information:

Cash paid for interest	$168,332	$1,013,339	$1,430,115
Equipment and software acquired under capital lease	$262,701	$741,513	$--
Prepaid insurance financed with long-term debt	$203,777	--	--
Purchases of equipment with long-term debt	$--	$--	$54,900
Conversion of convertible preferred stock to common stock	$--	$8,142	$8,496
Conversion of cumulative preferred dividends to common stock	$--	$15,000	$18,320
Conversion of senior notes to common stock	$--	$1,549,300	$667,469
Common stock issued to settle a legal liability	$--	$270,000	$--
Beneficial conversion feature related to senior notes	$--	$--	$552,263
Debt discount related to issuance of purchase rights	$--	$--	$428,941

 See accompanying notes.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1. BUSINESS

USA Technologies, Inc. (the "Company") was incorporated in the Commonwealth of Pennsylvania in January 1992. The Company is a leading supplier of cashless payment, remote management, reporting and energy management solutions serving the unattended Point of Sale market. Our networked devices and associated services enable the owners and operators of everyday, stand-alone, distributed assets, such as vending machines, kiosks, personal computers, photocopiers, and laundry equipment, the ability to offer their customers cashless payment options, as well as remotely monitor, control and report on the results of these distributed assets. As part of out Intelligent Vending® solution, our Company also manufactures and sells energy management products which reduce the electrical power consumption of vending related equipment, such as refrigerated vending machines and glass front coolers, thus reducing the electrical energy costs associated with operating this equipment.

The Company has incurred losses from its inception through June 30, 2008 and losses have continued through August 2008 and are expected to continue during fiscal year 2009. The Company's ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and the available capital resources. Until the Company's products and services can generate sufficient operating revenues, the Company will be required to use its cash and cash equivalents on hand and available-for-sale securities (Note 2) as well as raise capital to meet its cash flow requirements including the issuance of Common Stock and the exercise of outstanding Common Stock warrants.

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

As of June 30, 2007, available-for-sale securities consisted of $6,350,000 par value of auction rate securities. There was no unrealized gain (loss) as of June 30, 2007. These securities were redeemed during the first quarter of fiscal year 2008.

As of June 30, 2008, available-for-sales securities consisted of $6,875,000 par value of auction rate securities (“ARS”) that were purchased during January 2008. The Company’s ARS are long-term variable rate securities whose dividend rates are reset every seven days through a “dutch auction” conducted by investment banks. The Company has the option to participate in the auction and sell the ARS to prospective buyers at par value. The Company’s ARS are all AAA or Aaa rated, and represent preferred stock of closed-end investment funds. The Company’s ARS have no fixed maturity dates.

Until February 2008, the auction process had allowed investors to obtain liquidity if so desired by selling the securities at their par values on the weekly auction date. However, beginning the week of February 11, 2008, the auctions for the Company’s ARS failed as a result of negative overall market conditions, meaning there were not enough buyers to purchase the amount of securities available for sale at auction. The result of a failed auction, which does not signify a default by the issuer, is that the ARS continue to pay dividends in accordance with their terms, but the Company is not able to liquidate any of these securities until these securities are redeemed by the issuer, or until there is a successful auction, or until such time as other markets for these investments develop. As of March 31, 2008, the Company had $14,150,000 of ARS, of which $7,275,000 were redeemed by the various issuers at par value through June 30, 2008 and as such, there were no losses realized in connection with the redemption of our ARS investments.

In addition, on August 21, 2008, the broker-dealer who sold the Company the auction rate securities announced a settlement with state regulators and an agreement in principle with the Securities and Exchange Commission pursuant to which, among other things, the broker-dealer will purchase all of the Company’s remaining auction rate securities at par upon the Company’s request at any time from January 2, 2009 through January 15, 2010. The Company continues to believe that the par value represents the fair value of these investments. As such, there was no unrealized loss recorded as of June 30, 2008 in connection with these investments.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts for accounts receivable and finance receivables based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends. Customer accounts are considered past due if payment is not received by the invoice due date. The Company writes off accounts receivable against the allowance when management determines the balance is uncollectible and the Company ceases collection efforts. Management believes that the allowance accrued is adequate to provide for normal credit losses.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. The Company tests goodwill for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a discounted cash flow analysis to complete the first step in this process. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill as a result of its testing on April 1, 2006, April 1, 2007 and April 1, 2008.

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

IMPAIRMENT OF LONG LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("FAS 144"), the Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value. In the period when the plan of sale criteria of FAS 144 are met, long-lived assets are reported as held for sale, depreciation and amortization cease, and the assets are reported at the lower of carrying value or fair value less costs to sell. There was no impairment of long-lived assets, including intangibles, as of June 30, 2008.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, accounts and finance receivables, and available-for-sale securities, as noted above. The Company maintains cash and cash equivalents with various financial institutions. Approximately 68% and 41% of the Company's accounts and finance receivables at June 30, 2008 and 2007, respectively, were concentrated with two customers each year. Approximately 59%, 40% and 29% of the Company's revenues for the years ended June 30, 2008, 2007 and 2006, respectively, were concentrated with two (35% with one customer and 24% with another customer), one, and two (19% with one customer and 10% with another customer) customer(s), respectively.  The Company's customers are principally located in the United States.

REVENUE RECOGNITION

Revenue from the sale of equipment is recognized on the terms of freight-on-board shipping point, or upon installation and acceptance of the equipment if installation services are purchased for the related equipment. Transaction processing revenue is recognized upon the usage of the Company's cashless payment and control network. License and transaction fees for access to the Company's devices and network services are recognized on a monthly basis. Product revenues are recognized for the sale of products from Company owned vending machines when there is purchase and acceptance of product by the vending customer. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. The Company estimates an allowance for product returns at the date of sale.

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

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed as incurred. Research and development expenses, which are included in selling, general and administrative expense in the consolidated statements of operations, were approximately $1,679,000, $1,355,000, and $974,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

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

There were no common stock options granted during the year ended June 30, 2008. The Company recorded stock compensation expense of $221,953, $900,977, and $79,195 related to common stock grants and vesting of shares previously granted to employees, excluding the Long-term Equity Incentive Program, and $71,488, $362,903, and $875,556 related to the vesting of common stock options during the year ended June 30, 2008, 2007 and 2006, respectively. The Company recorded stock compensation expense of $1,479,479 and $599,311 related to the vesting of shares under the Long-term Equity Incentive Program during the years ended June 30, 2008 and 2007, respectively.

INCOME TAXES

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

LOSS PER COMMON SHARE

Basic earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period plus the dilutive effect (unless such effect is anti-dilutive) of potential common shares (approximately 2,213,000, 2,618,000, and 1,081,000 shares as of June 30, 2008, 2007 and 2006, respectively). No exercise of stock options (161,500) or stock purchase warrants (1,591,735); or the conversion of preferred stock (5,203) or cumulative preferred dividends (9,774); or the issuance of shares granted under the Long-Term Equity Incentive Program (444,405) was assumed during the fiscal year ended June 30, 2008 because the result would be anti-dilutive. No exercise of stock options (163,000) or stock purchase warrants (1,704,175); or the conversion of preferred stock (5,203) or cumulative preferred dividends (8,992); or the issuance of shares granted under the Long-Term Equity Incentive Program (736,444) was assumed during the fiscal year ended June 30, 2007 because the result would be anti-dilutive. No exercise of stock options or stock purchase warrants, or the conversion of senior notes, preferred stock or cumulative preferred dividends was assumed during the fiscal year ended June 30, 2006 because the result would be anti-dilutive.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUCEMENTS

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements” (“SFAS No.157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the Financial Accounting Standards Board deferred the effective date for one year for certain nonfinancial assets and nonfinancial liabilities and removed certain leasing transactions from its scope. We do not expect the adoption of this statement to have a material affect on our results of operations or financial position.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect the adoption of this statement to have a material affect on our results of operations or financial position.

3. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

	Useful	June 30
	Lives	2008	2007
Computer equipment and purchased software	3-5 years	$3,573,898	$4,089,137
Vending machines and related components	7 years	4,427	4,427
Control systems	3 years	8,503	8,503
Furniture and equipment	5-7 years	1,033,691	940,386
Leasehold improvements	Lesser of life or lease term	265,749	118,475
Vehicles	5 years	29,066	29,066
		4,915,334	5,189,994
Less accumulated depreciation		(2,890,492)	(3,313,240)
		$2,024,842	$1,876,754

Assets under capital lease totaled approximately $1,017,000 and $742,000 as of June 30, 2008 and 2007, respectively. Capital lease amortization of approximately $228,000, $39,000, and $2,000, is included in depreciation expense for the years ended June 30, 2008, 2007 and 2006, respectively.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

4. INTANGIBLE ASSETS

Amortization expense relating to all acquired intangible assets was $1,236,600 during each of the years ended June 30, 2008, 2007 and 2006. The intangible asset balance and related accumulated amortization consisted of the following:

	June 30, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Intangible assets:
Trademarks	$2,064,000	$(643,125)	$1,420,875
Patents	9,294,000	(4,835,422)	4,458,578
Non-Compete agreement	1,011,000	(1,005,021)	5,979
Total	$12,369,000	$(6,483,568)	$5,885,432

	June 30, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Intangible assets:
Trademarks	$2,064,000	$(538,125)	$1,525,875
Patents	9,294,000	(3,906,022)	5,387,978
Non-Compete agreement	1,011,000	(802,821)	208,179
Total	$12,369,000	$(5,246,968)	$7,122,032

At June 30, 2008, the expected amortization of the intangible assets is as follows: $1,040,000 in fiscal year 2009, $1,034,000 per year in fiscal year 2010 through fiscal year 2012, $742,000 in fiscal year 2013 and $22,000 in fiscal year 2014. The weighted average useful life of these intangible assets is 9.55 years at June 30, 2008.

5. ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30
	2008	2007
Accrued compensation and related sales commissions	$640,726	$502,431
Accrued professional fees	265,557	213,086
Accrued taxes and filing fees	417,848	202,428
Advanced customer billings	199,988	96,264
Accrued share-based liability	755,489	--
Accrued other	226,427	470,030
	$2,506,035	$1,484,239

6. RELATED PARTY TRANSACTIONS

During the years ended June 30, 2008, 2007, and 2006, the Company incurred approximately $317,000, $356,000 and $258,000, respectively, in connection with legal services provided by a member of the Company's Board of Directors. At June 30, 2008 and 2007, approximately $27,000 and $33,000, respectively, of the Company's accounts payable and accrued expenses were due to this Board member. During the years ended June 30, 2008, 2007 and 2006, certain Board members and executives participated in various debt offerings of the Company for total investments of approximately $0, $0, and $53,000, respectively. As of June 30, 2008, 2007 and 2006, Mr. Illes (see Note 11), held $0, $0, and $1,000,000 of Senior Notes, respectively.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

7. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30
	2008	2007
Capital lease obligations	$561,287	$677,475
Loan agreements	406,232	352,270
	967,518	1,029,745
Less current portion	526,348	514,302
	$441,170	$515,443

The maturities of long-term debt as of June 30, 2008 are as follows:

2009	$526,348
2010	275,670
2011	87,895
2012	39,678
2013	15,031
Thereafter	22,896
$967,518

During February, March, and April 2008, the Company entered into various capital leases for network equipment totaling approximately $199,000, due in 36 monthly installments at interest rates from 3.78% to 12.35%.

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

During July 2007, the Company entered into a loan agreement for $150,355 with a financial institution bearing interest at 12% that was collaterized by $169,420 of the Finance Receivables. The Company agreed to make 32 monthly payments of $5,826, which include interest and principal, from the proceeds received from the Finance Receivables. During July 2007, the Company also entered into a loan agreement for $89,385 with the same financial institution bearing interest at 12% that was collaterized by $105,074 of the Finance Receivables. The Company agreed to make 32 monthly payments of $3,278, which include interest and principal, from the proceeds received from the Finance Receivables. During October 2006, the Company entered into a loan agreement with the same financial institution bearing interest at 18% and collaterized by $470,000 of the Finance Receivables. The Company received $470,000 in proceeds and agreed to make 12 monthly payments of $25,000 followed by 18 monthly payments of $15,000, which include interest and principal, from the proceeds received from the Finance Receivables. As of June 30, 2008, $236,216 and $151,320 of the current and long-term Finance Receivables, respectively, are collateral for the outstanding balance of these loans, of which $235,751 and $61,585 is current and long-term debt, respectively. As of June 30, 2007, $206,223 and $121,428 of the current and long-term Finance Receivables, respectively, are collateral for the outstanding balance of the $470,000 loan, of which $179,804 and $138,420 is current and long-term debt, respectively.

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

8. INCOME TAXES

At June 30, 2008 and 2007, the Company had net operating loss carryforwards of approximately $141,446,000 and $125,443,000, respectively, to offset future taxable income expiring through approximately 2028. In addition, the Company had a capital loss carryforward of approximately $1,364,000 and $1,364,000 as of June 30, 2008 and 2007, respectively. At June 30, 2008 and 2007, the Company recorded net deferred tax assets of approximately $55,034,000 and $49,521,000, respectively, which was reduced by a valuation allowance of the same amount as the realization of the deferred tax asset is not likely, principally due to the lack of earnings history.

The timing and extent to which the Company can utilize future tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations (i.e. IRS Code Section 382). The Company has not yet determined the extent of these limitations, if any. Stitch had net operating loss carryforwards of approximately $11,800,000 at the acquisition date. Such net operating loss carryforwards are limited under the same provisions as to the amount available to offset future taxable income and to the extent used in any given year, will result in decreases to goodwill as opposed to income tax expense.

The net deferred tax assets arose primarily from the use of different accounting methods for financial statement and income tax reporting purposes as follows:

	JUNE 30
	2008	2007
Deferred tax assets:
Net operating loss and capital loss carryforwards	$52,773,000	$47,018,000
Deferred research and development costs	164,000	155,000
Software development costs	648,000	865,000
Intangibles	628,000	500,000
Stock-based compensation	667,000	909,000
Other	614,000	653,000
	55,494,000	50,100,000
Deferred tax liabilities:
Intangibles	(460,000)	(579,000)
	55,034,000	49,521,000
Valuation allowance	(55,034,000)	(49,521,000)
Deferred tax assets, net	$--	$--

USA Technologies, Inc.
Notes to Consolidated Financial Statements

9. SENIOR NOTES

The Company had issued three series of Senior Notes each with an annual interest rate of 12% that were convertible into shares of the Company's Common Stock for which there were outstanding obligations as of June 30, 2006. These Senior Notes were scheduled to mature on December 31, 2007, December 31, 2008, and December 31, 2009. The Company had also issued four series of Senior Notes each with an annual interest rate of 10% that were convertible into shares of the Company's Common Stock for which there were outstanding obligations as of June 30, 2006. These Senior Notes were scheduled to mature on June 30, 2007, December 31, 2008, and December 31, 2010. There were no Senior Notes outstanding as of June 30, 2007 due to the repayment of all of the Senior Notes during the year ended June 30, 2007. During the year ended June 30, 2007, repayments of Senior Notes totaled $8,325,961 (less discounts of $24,285) and $1,549,300 of Senior Notes were converted into 154,930 shares of Common Stock.

In April 2007, all of the Senior Notes due June 30, 2009 were converted into 32,000 shares of Common Stock.

During fiscal year 2003, the Company granted to the holders of Senior Notes due December 31, 2004 the right to extend the maturity date of these Senior Notes to December 31, 2007 (“2007 Senior Notes”), in exchange for reducing the conversion rates from $40 to $20 per share. During fiscal year 2003 and 2004, the Company's share price was often greater than the conversion price at times when Senior Note holders exchanged their notes. The intrinsic value of this beneficial conversion feature created debt discount that was allocated to equity and was being amortized to interest expense through December 31, 2007. During the year ended June 30, 2007, the Company repaid all of the outstanding 2007 Senior Notes for a total principal repayment of $2,962,516.

During fiscal year 2005, the Company issued $1,550,789 of Senior Notes convertible into shares of Common Stock at $10 per share and maturing on June 30, 2007 (“2007-B Senior Notes”). As the Company’s share price on the day of issuance of each of these Senior Notes was greater than the conversion price of $10, the Company recorded the intrinsic value of this beneficial conversion feature totaling $518,645 as additional debt discount, which was being amortized to interest expense through the maturity date of these Senior Notes. During the year ended June 30, 2007, $500 of the 2007-B Senior Notes were converted into 50 shares of Common Stock. During December 2006, the Company repaid all of the outstanding 2007-B Senior Notes for a total principal repayment of $983,326.

During fiscal year 2005, the Company issued $1,755,000 of Senior Notes due April 30, 2005 to accredited investors. During fiscal year 2005, the Company authorized an offer whereby all of the holders of these notes exchanged these Senior Notes for new Senior Notes convertible into shares of Common Stock at $10 per share maturing on December 31, 2010 (“2010 Senior Notes”). As the Company’s share price on the day of issuance of each of these Senior Notes was greater than the conversion price of $10, the Company recorded the intrinsic value of this beneficial conversion feature totaling $1,394,200 as additional debt discount, which was being amortized to interest expense through the maturity date of these Senior Notes. During the year ended June 30, 2007, $778,800 of the 2010 Senior Notes were converted into 77,880 shares of Common Stock. During the year ended June 30, 2007, the Company repaid all of the outstanding 2010 Senior Notes for a total principal repayment of $463,200 less a discount of $20,000.

During fiscal year 2005, holders of an aggregate of $1,920,651 in Senior Notes due December 31, 2005 extended their maturity to December 31, 2008 (“2008 Senior Notes”) and holders of an aggregate of $1,520,000 in Senior Notes due December 31, 2006 extended their maturity to December 31, 2009 (“2009 Senior Notes”). The exchange of these Senior Notes was not deemed a significant modification of the terms of the Senior Notes and, accordingly, the unamortized debt discount and other issuance costs remaining on these Senior Notes was amortized to interest expense through the maturity date of the new notes. During the year ended June 30, 2007, the Company repaid all of the outstanding 2008 Senior Notes and 2009 Senior Notes for total principal repayments of $1,915,308 (less discounts of $19,772) and $1,520,000, respectively.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

9. SENIOR NOTES (CONTINUED)

During fiscal year 2006, the Company issued $544,944 of convertible Senior Notes due December 31, 2008 (the “2008-C Senior Notes”). The 2008-C Senior Notes were convertible at any time into Common Stock at the rate of $10 per share. As the Company’s share price on the day of issuance of each of these Senior Notes was greater than the conversion price of $10, the Company recorded the intrinsic value of this beneficial conversion feature totaling $230,864 as additional debt discount, which was being amortized to interest expense through the maturity date of these Senior Notes. For each $10,000 investment in the 2008-C Senior Notes, the subscriber received a special purchase right to purchase up to 1,000 shares of Common Stock at $20 per share at any time on or before December 31, 2008. The Company issued special purchase rights to acquire up to 54,494 shares of Common Stock at $20 per share. During January 2006, the holder of each special purchase right agreed to exchange the purchase rights for warrants to purchase shares of Common Stock at $20 at anytime prior to December 31, 2008. The fair value of the purchase rights issued in conjunction with the 2008-C Senior Notes created debt discount totaled $184,542, which was being amortized to interest expense through the maturity date of these Senior Notes. The fair value was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 0.868, risk-free interest rate of 4.0%, and an expected life of three years. During the year ended June 30, 2006, $363,333 of the 2008-C Senior Notes were converted into 36,333 shares of Common Stock. During the year ended June 30, 2007, the Company repaid all of the 2008-C Senior Notes for a total principal repayment of $181,611 less a discount of $4,513.

During October 2005, the Company issued $770,000 of Notes (“Bridge Notes”) due January 6, 2006 with interest payable on the due date at a rate of 10% per annum. The Bridge Notes were automatically exchanged on January 6, 2006, in accordance with the original terms of Bridge Notes, for a like principal amount of new convertible Senior Notes due December 31, 2010 (“2010-B Senior Notes”) and were convertible into Common Shares at $10 per share. As the Company’s share price on the day of issuance of each of these Senior Notes was greater than the conversion price of $10, the Company recorded the intrinsic value of this beneficial conversion feature totaling $321,399 as additional debt discount, which was being amortized to interest expense through the maturity date of these Senior Notes. In addition, for each $10,000 of 2010-B Senior Notes issued in exchange for the Bridge Notes, the Company also issued special purchase rights that enable the holder to purchase up to 1,000 shares of Common Stock at $20 per share through December 31, 2008. The Company issued $770,000 of the 2010-B Senior Notes and issued special purchase rights to acquire up to 77,000 shares of Common Stock at $20 per share. During January 2006, the holder of each special purchase right agreed to exchange the purchase rights for warrants to purchase shares of Common Stock at $20 at anytime prior to December 31, 2008. The fair value of the purchase rights issued in conjunction with the 2010-B Senior Notes created debt discount totaled $244,399, which was being amortized to interest expense through the maturity date of these Senior Notes. The fair value was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 0.844, risk-free interest rate of 4.0%, and an expected life of three years. During the year ended June 30, 2007, $450,000 of the 2010-B Senior Notes were converted into 45,000 shares of Common Stock. During April 2007, the Company repaid all of the outstanding 2010-B Senior Notes for a total principal repayment of $320,000.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

9. SENIOR NOTES (CONTINUED)

A summary of the activity for the Senior Notes for the years ended June 30, 2008 and 2007 follows:

	Senior Notes Maturing December 31,
	2007	2008	2009	2010
	(2007 Senior Notes)	(2008 & 2008-C Notes)	(2009 Senior Notes)	(2010 & 2010-B Senior Notes)
Face amount of Senior Notes
Balance, June 30, 2006	$2,962,516	$2,096,919	$1,520,000	$2,012,000

Repayment	(2,962,516)	(2,072,634)	(1,520,000)	(763,200)
Discount on Repayment	--	(24,285)	--	(20,000)
Conversions to Common Stock	--	--	--	(1,228,800)
Balance, June 30, 2007	$--	$--	$--	$--

	Senior Notes Maturing
	June 30,
	2009	2007
		(2007-B Senior Notes)

Face amount of Senior Notes
Balance, June 30, 2006	$320,000	$983,826

Repayment	--	(983,326)
Conversions to Common Stock	(320,000)	(500)
Balance, June 30, 2007	$--	$--

	Senior Notes Maturing December 31,
	2007	2008	2009	2010
	(2007 Senior Notes)	(2008 & 2008-C Notes)	(2009 Senior Notes)	(2010 & 2010-B Notes)
Debt discount and other issuance costs
Unamortized costs at June 30, 2006	$(250,326)	$(348,026)	$(226,986)	$(1,280,694)
Amortization and write off of unamortized costs upon conversions to Common Stock	250,326	348,026	226,986	1,280,694
Unamortized costs at June 30, 2007	$--	$--	$--	$--
Senior Notes reflected in the Consolidated Balance Sheet:
June 30, 2007
Face amount	$--	$--	$--	$--
Unamortized costs	--	--	--	--
	$--	--	$--	$--

	Senior Notes Maturing June 30,
	2009	2007
		(2007-B Senior Notes)
Debt discount and other issuance costs
Unamortized costs at June 30, 2006	$--	$(132,340)
Amortization and write off of unamortized costs upon conversions to Common Stock	--	132,340
Unamortized costs at June 30, 2007	$--	$--

Senior Notes reflected in the Consolidated Balance Sheet:
June 30, 2007
Face amount	$--	$--
Unamortized costs	--	$--
	$--	$--

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

Cumulative unpaid dividends at June 30, 2008 and 2007 amounted to $9,773,300 and $8,992,712, respectively. Cumulative unpaid dividends are convertible into common shares at $1,000 per common share at the option of the shareholder. There were no conversions of preferred stock or cumulative preferred dividends during the year ended June 30, 2008. During the years ended June 30, 2007 and 2006, certain holders of the Preferred Stock converted 1,150 and 1,200 shares, respectively, into 11 and 12 shares of Common Stock, respectively. Certain of these shareholders also converted cumulative preferred dividends of $15,000 and $18,320, respectively, into 15 and 18 shares of Common Stock during the years ended June 30, 2007 and 2006, respectively. The Series A Preferred Stock may be called for redemption at the option of the Board of Directors at any time on and after January 1, 1998 for a price of $11.00 per share plus payment of all accrued and unpaid dividends. No such redemption has occurred as of June 30, 2008, 2007, or 2006. In the event of any liquidation, the holders of shares of Series A Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

11. COMMON STOCK (CONTINUED)

The Company's Board of Directors has authorized various Common Stock private placement offerings. Activity for these offerings during the years ended June 30, 2008, 2007 and 2006:

-On October 17, 2007, the Company entered into a securities purchase agreement (collectively, the “Securities Purchase Agreement”) with 37 accredited investors (“Buyers”). Pursuant to the Securities Purchase Agreement, the Company sold to the Buyers a total of 2,142,871 shares of the Company’s Common Stock (“Shares”) at a price of $7.00 per Share, for gross proceeds of $15,000,097. William Blair & Co., LLC (“Blair”), a broker-dealer registered under the 1934 Act, acted as the exclusive placement agent for the private placement. As compensation for its services, the Company paid Blair a fee equal to approximately eight percent of the total consideration received by the Company as a result of the offering. The fee was comprised of cash of $945,000 and warrants to purchase up to 17,532 shares of the Company’s Common Stock at $7.70 per share at any time through October 17, 2012. Pursuant to the Registration Rights Agreement entered into between the Company and each Buyer, the Company registered the Buyers shares with the Securities and Exchange Commission (“SEC”) covering the resale of the Shares effective December 20, 2007.

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

- On April 4, 2005, the Company entered into a Common Stock purchase agreement with an accredited investor, Steve Illes (“2005 Common Stock Agreement”). Pursuant to the 2005 Common Stock Agreement, Mr. Illes agreed to purchase shares of the Company’s Common Stock, provided that the aggregate purchase price did not exceed $10,000,000. Under the 2005 Common Stock Agreement, the Company had the right at any time to require Mr. Illes to purchase Common Stock from the Company at the lower of: (i) $30 per share; or (ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to the investor of notice of his obligation to purchase. During any calendar month, Mr. Illes could not be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $800,000. The Company could require the investor to purchase shares under the Common Stock Agreement only if the shares had been registered by the Company for resale under the Act. The Company filed a registration statement related to this agreement that included 205,000 shares of Common Stock and was effective May 13, 2005 and a registration statement that included 360,000 shares of Common Stock and was effective February 14, 2006. The Company issued 5,000 shares of Common Stock ($90,000) to the investor as a due diligence/commitment fee in connection with this agreement. In addition to the due diligence fee, the Company incurred $48,542 of other stock issuance costs in connection with the 2005 Common Stock Agreement during the year ended June 30, 2005. During the year ended June 30, 2006 and 2005, the Company issued 529,999 and 30,000 shares, respectively, of Common Stock under the 2005 Common Stock Agreement for total gross proceeds of $4,443,066 and $420,000, respectively.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

11. COMMON STOCK (CONTINUED)

On February 17, 2006, the Company entered into a Common Stock Purchase Agreement (the “2006 Common Stock Agreement”) with Mr. Illes, an accredited investor. Mr. Illes agreed to purchase shares of the Company's Common Stock with an aggregate purchase price not to exceed $15,000,000. Under the 2006 Common Stock Agreement, the Company had the right at any time to require Mr. Illes to purchase Common Stock from the Company at the lower of: (i) $30.00 per share; or (ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to Mr. Illes of notice of his obligation to purchase. The Company could require Mr. Illes to purchase shares only if the shares have been registered by the Company for resale under the Act. The agreement also stated that no additional shares shall be registered under the 2005 Common Stock Agreement. During any calendar month, Mr. Illes could not be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $800,000. The Company had the right in the future, if necessary, to register additional shares in order to ensure that a sufficient number of shares were available for purchase by Mr. Illes. The 2006 Common Stock Agreement terminates June 30, 2009. The Company filed a registration statement related to the 2006 Common Stock Agreement that included 1,500,000 shares of Common Stock and was effective April 7, 2006. During the year ended June 30, 2007 and 2006, the Company issued 715,571 and 784,429 shares, respectively, of Common Stock under the 2006 Common Stock Agreement for total gross proceeds of $3,794,651 and $4,983,774, respectively.

On September 25, 2006, the Company entered into a Common Stock Purchase Agreement (the “2006-B Common Stock Agreement”) with Steve Illes. Mr. Illes agreed to purchase shares of the Company's Common Stock with an aggregate purchase price not to exceed $15,000,000. Under the 2006-B Common Stock Agreement, the Company had the right at any time to require Mr. Illes to purchase Common Stock from the Company at the lower of: (i) $30.00 per share; or (ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to Mr. Illes of notice of his obligation to purchase. The Company could require Mr. Illes to purchase shares only if the shares had been registered by the Company for resale by Mr. Illes under the Securities Act of 1933, as amended. The agreement also stated that no additional shares would be registered under the 2006 Common Stock Agreement. During any calendar month, Mr. Illes could not be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $800,000. The 2006-B Common Stock Agreement terminates August 30, 2009. The Company registered 1,500,000 and 800,000 shares effective December 21, 2006 and July 9, 2007, respectively. The Company had the right in the future, if necessary, to register additional shares for resale by Mr. Illes in order to ensure that a sufficient number of shares were available for purchase by Mr. Illes under the 2006-B Common Stock Agreement. The Company issued to Mr. Illes 20,000 shares of Common Stock as a due diligence fee in connection with this transaction and registered these shares for resale by Mr. Illes under the 1933 Act. During the year ended June 30, 2008 and 2007, the Company issued 886,908 and 1,433,092 shares, including the 20,000 shares as a due diligence fee, of Common Stock, respectively, under the 2006-B Common Stock Agreement for total gross proceeds of $5,671,847 and $9,326,743, respectively. The Company incurred issuance costs of $1,410 and $147,509 during the year ended June 30, 2008 and 2007, respectively, in connection with this agreement.

On December 13, 2005, the Company’s shareholders approved an increase in the number of authorized shares of Common Stock from 560,000,000 to 640,000,000.

During the years ended June 30, 2008, 2007 and 2006 warrants were exercised to purchase 58,543, 43,552, and 36,800 shares of Common Stock at share prices of $6.40, $10 and $6.40 generating proceeds of $374,675, $281,024, and $368,000.

There were 31,500, 28,600, and 9,500 shares of Common Stock issued to certain employees during the years ended June 30, 2008, 2007, and 2006, respectively. The value of these shares was based upon the fair value of the Company's Common Stock on the dates the shares were granted and totaled $202,671, $178,480, and $79,195 for the years ended June 30, 2008, 2007, and 2006, respectively.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

11. COMMON STOCK (CONTINUED)

In April 2004, the Company's Board of Directors established and authorized the 2004-A Stock Compensation Plan for use in compensating employees, directors and consultants through the issuance of shares of Common Stock of the Company. There were 5,000 shares authorized under the 2004-A Plan. As of June 30, 2005, there were 5,000 shares issued under the 2004-A Plan. On October 29, 2004, the Board of Directors approved the 2004-B Stock Compensation Plan to allow up to 5,000 shares of Common Stock to be available for issuance to future or current employees, directors or consultants of the Company. As of June 30, 2006 and 2005, there were 5,000 and 3,913 shares, respectively, issued under the 2004-B Plan. On June 13, 2006, the Board of Directors approved the 2006-A Stock Compensation Plan to allow up to 25,000 shares of Common Stock to be available for issuance to future or current employees, directors or consultants of the Company. During the year ended June 30, 2007 and 2006, the Company issued 16,587 and 8,413 shares under the 2006-A Stock Compensation Plan totaling $104,345 and $65,874, respectively, based on the grant date fair value of the shares. On January 8, 2007, the Board of Directors approved the 2007-A Stock Compensation Plan to allow up to 100,000 shares of Common Stock to be available for issuance to future or current employees, directors or consultants of the Company. During the year ended June 30, 2008 and 2007, the Company issued 31,500 and 12,013 shares under the 2007-A Stock Compensation plan totaling $202,671 and $74,135 based on the grant date fair value of the shares. On February 28, 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan to allow up to 300,000 shares of Common Stock to be available for issuance to future or current employees, directors and consultants of the Company.

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

In conjunction with the Program, during March 2007, each of Mr. Jensen, Mr. Herbert, and Mr. DeMedio signed amendments to their Employment and Non-Competition Agreements. Based upon the audited financial results of the Company for the fiscal year ended June 30, 2007, the target goal (100%) relating to revenues was met and the minimum Target Goals relating to gross profit and EBITDA were not met. Therefore the Company recorded compensation expense of $599,311 and a corresponding amount to Common Stock for the year ended June 30, 2007 related to the vesting of 101,578 shares for Fiscal Year 2007 Target Goals based on the grant date fair value of the Company’s stock of $5.90. There is no effect on the number of issued and outstanding shares of Common Stock until shares are issued and thus none of the shares vested as of June 30, 2007 are included in issued and outstanding Common Stock as of June 30, 2007.

During fiscal year 2007, substantially all of the e-Port units sold consisted of units pertaining to the MasterCard PayPass seeding program with substantially reduced selling prices which resulted in reduced gross profit and EBITDA. Management’s goal was to have the maximum number of units deployed in the field as quickly as possible. The Compensation Committee agreed with management that given the current stage of the Company’s business, it was more beneficial to the Company to maximize the number of e-Ports in the field as soon as possible. As a result, on September 21, 2007, the Compensation Committee recommended to the Board of Directors that the selling price of all the e-Ports sold during the fiscal year be “normalized” to the current retail price. This normalization resulted in increased proforma revenues, gross profit and EBITDA for the e-Port units sold in the MasterCard PayPass seeding program. The Compensation Committee also recommended that the executive officers be given the option to elect to satisfy certain minimum statutory tax withholding obligations for the restricted stock bonuses previously awarded and issued to the executives under their employment agreements by reducing the number of Common Shares otherwise issuable to them under the Plan. The Board of Directors approved the recommendations of the Compensation Committee.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

11. COMMON STOCK (CONTINUED)

Based on the financial results of the Company for the fiscal year ended June 30, 2008, a higher amount than the target revenue goal was met (125%) and the minimum target goals relating to gross profit and EBITDA were not met, resulting in the vesting of a total of 126,973 shares under the Plan for fiscal year 2008. As a result, the Company recorded compensation expense of $755,489 and a corresponding amount to the short-term accrued shared-based payment liability during the year ended June 30, 2008. This amount was based on meeting the target goals and fair value of the Company’s stock of $5.95 at the end of the reporting period, June 30, 2008. Management will update this estimate and remeasure the short-term share-based payment liability at the end of each reporting period until settlement. The final measurement and charge to compensation expense will be determined on the date of settlement.

As of June 30, 2008, the Company had reserved shares of Common Stock for future issuance for the following:

Exercise of Common Stock Options	161,500
Exercise of Common Stock Warrants	1,591,735
Conversions of Preferred Stock and cumulative Preferred Stock dividends	14,977
Issuance under 2007-A Stock Compensation Plan	56,487
Issuance under 2008 Stock Incentive Plan	300,000
Issuance under Long-Term Equity Incentive Program- Fiscal Year 2008 (vested, but not issued)	126,973
Issuance under Long-Term Equity Incentive Program- Fiscal Year 2009 (not vested)	317,433
Issuance under Chief Executive Officer’s employment agreement upon the occurrence of a USA Transaction	140,000
Total shares reserved for future issuance	2,709,105

A summary of the status of the Company’s nonvested common shares as of June 30, 2008, 2007 and 2006, and changes during the years then ended, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2005	-	$-
Granted	125,000	8.00
Vested	(41,667)	8.00
Nonvested at June 30, 2006	83,333	$8.00
Granted (LTIP)	952,298	5.90
Vested (Bonus)	(83,333)	8.00
Vested (LTIP)	(101,578)	5.90
Forfeited (LTIP)	(215,854)	5.90
Nonvested at June 30, 2007	634,866	$5.90
Reversal of forfeited shares due to normalization- FY 2007 (LTIP)	139,671	5.90
Vested- FY 2007 (LTIP)	(139,671)	5.90
Vested- FY 2008 (LTIP)	(126,973)	5.90
Forfeited- FY 2008 (LTIP)	(190,460)	5.90
Nonvested at June 30, 2008	317,433	$5.90

USA Technologies, Inc.
Notes to Consolidated Financial Statements

12. COMMON STOCK WARRANTS AND OPTIONS

Common Stock Warrant activity for the years ended June 30, 2008, 2007 and 2006 was as follows:

Warrants
Outstanding at June 30, 2005	321,320
Issued	131,494
Exercised	(36,800)
Cancelled	(196,533)
Outstanding at June 30, 2006	219,481
Issued	1,544,804
Exercised	(43,552)
Cancelled	(16,558)
Outstanding at June 30, 2007	1,704,175
Issued	17,532
Exercised	(58,543)
Cancelled	(71,429)
Outstanding at June 30, 2008	1,591,735

All Common Stock warrants outstanding as of June 30, 2008 were exercisable. The following table shows exercise prices and expiration dates for warrants outstanding as of June 30, 2008:

Warrants	Exercise Price
Outstanding	Per Share	Expiration Date
131,494	$20	December 31, 2008
609,376	$6.40	December 31, 2011
833,333	$6.40	March 15, 2013
17,532	$7.70	October 17, 2012
1,591,735

All Common Stock warrants outstanding as of June 30, 2007 were exercisable except for the 833,333 warrants expiring March 15, 2013, which were exercisable as of September 15, 2007. The following table shows exercise prices and expiration dates for warrants outstanding as of June 30, 2007:

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
219,481

In conjunction with the October 17, 2007 Securities Purchase Agreement (Note 11), the Company issued warrants to purchase up to 17,532 shares of the Company’s Common Stock at $7.70 per share at any time through October 17, 2012.

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

In conjunction with the Blair Agreements (Note 11), the Company issued warrants to purchase 700,017 shares of Common Stock and are exercisable at $6.40 per share at any time prior to December 31, 2011. Of these warrants, 58,543 and 32,098 were exercised during the year ended June 30, 2008 and 2007, respectively. Additionally, the Company issued Blair, the placement agent, warrants to purchase 11,454 shares of Common Stock that were exercisable at $6.60 per share at any time prior to December 31, 2011. All of these warrants were exercised during the year ended June 30, 2007.

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

Common Stock Option activity during the years ended June 30, 2008, 2007 and 2006 was as follows:

	Options Outstanding	Exercise Price Per Share	Weighted-Average Exercise Price
Outstanding at June 30, 2004	18,975	$16.50-200	$23.80
Granted	3,000	$20	$20.00
Cancelled	(1,876)	$30	$30.00
Outstanding at June 30, 2005	20,099	$16.50-200	$23.58
Granted	160,000	$7.50-8	$7.52
Expired	(1,166)	$100-200	$105.66
Outstanding at June 30, 2006	178,933	$7.50-100	$8.68
Granted	--	--	--
Expired	(15,933)	$16.50-100	$18.24
Outstanding at June 30, 2007	163,000	$7.50-20	$7.75
Expired	(1,500)	$20	$20.00
Outstanding and exercisable at June 30, 2008	161,500	$7.50-20	$7.63

The following table shows exercisable options, exercise prices, the weighted average remaining contractual life and the aggregate intrinsic value for options outstanding as of June 30, 2008.

			Weighted Average
		Exercise	Remaining	Contractual	Intrinsic
Options	Options	Price Per	Life	(Years)-	Value-
Outstanding	Exercisable	Share	Outstanding	Exercisable	Outstanding	Exercisable
154,000	154,000	$7.50	3.72	2.09	$-	$-
6,000	6,000	$8	4.47	1.92	$-	$-
1,500	1,500	$20	0.46	0.46	$-	$-
161,500	161,500		3.72	2.07	$-	$-

The following table shows exercisable options, exercise prices, the weighted average remaining contractual life and the aggregate intrinsic value for options outstanding as of June 30, 2007.

			Weighted Average
		Exercise	Remaining	Contractual	Intrinsic
Options	Options	Price Per	Life	(Years)-	Value-
Outstanding	Exercisable	Share	Outstanding	Exercisable	Outstanding	Exercisable
154,000	111,667	$7.50	4.72	2.99	$500,500	$362,918
6,000	3,000	$8	5.47	1.60	$-	$-
3,000	3,000	$20	0.95	0.95	$-	$-
163,000	117,667		4.68	2.90	$500,500	$362,918

USA Technologies, Inc.
Notes to Consolidated Financial Statements

12. COMMON STOCK WARRANTS AND OPTIONS (CONTINUED)

The following table shows exercisable options, exercise prices, the weighted average remaining contractual life and the aggregate intrinsic value for options outstanding as of June 30, 2006.

			Weighted Average
		Exercise	Remaining	Contractual	Intrinsic
Options	Options	Price Per	Life	(Years)-	Value-
Outstanding	Exercisable	Share	Outstanding	Exercisable	Outstanding	Exercisable
154,000	69,334	$7.50	5.72	4.83	$30,800	$13,867
6,000	-	$8	6.47	0.00	$-	$-
14,658	14,658	$16.50	0.87	0.87	$-	$-
3,000	1,500	$20	1.95	0.40	$-	$-
1,125	1,125	$30	0.31	0.31	$-	$-
150	150	$100	0.96	0.96	$-	$-
178,933	86,767		5.25	4.02	$30,800	$13,867

There is no expected compensation expense related to the vesting of options outstanding as of June 30, 2008 as all options were vested as of June 30, 2008.

On April 21, 2006, the Board of Directors approved the grant of 12,000 Common Stock Options to each of the outside directors serving as of February 27, 2006 all with an exercise price of $7.50 per share and all exercisable at any time within five years following the date of vesting.

In conjunction with the signing of employment agreements on May 11, 2006, the Company granted Mr. Jensen, Mr. Herbert, and Mr. DeMedio, 75,000, 18,000 and 7,000 Common Stock Options, all with an exercise price of $7.50 per share and all exercisable at any time within five years following the date of vesting. The options vested as follows: one-third on May 11, 2006; one-third on June 30, 2007; and one-third on June 30, 2008.

In conjunction with the appointment of Stephen McHugh to the Board of Directors on June 20, 2006, the Company granted Mr. McHugh 6,000 Common Stock Options with an exercise price of $8.00 per share. The options vested as follows: 3,000 on June 20, 2007 and 3,000 on June 20, 2008. The options are exercisable at any time within five years of vesting.

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

The weighted-average grant-date fair value of stock options granted was $5.26 during the year ended June 30, 2006. The total fair value of options vested during the years ended June 30, 2008, 2007, and 2006 was $242,315, $255,815, and $371,050.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

13. RETIREMENT PLAN

The Company’s 401(k) Plan (the "Plan") allows employees who have completed six months of service to make voluntary contributions up to a maximum of 100% of their annual compensation, as defined in the Plan. Through June 30, 2000, the Plan did not provide for any matching contribution by the Company; however, starting at the beginning of fiscal year 2001, the Company amended the Plan to include a Company matching contribution up to 10% of an employee's compensation. Effective January 1, 2003, the Company may, in its discretion, make a matching contribution, a profit sharing contribution, and/or a safe harbor 401(k) contribution to the Plan. Effective July 1, 2006, the Plan was restated to conform to provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”) and other applicable laws and regulations. In fiscal years 2008, 2007 and 2006 the Company made safe harbor matching contributions of 100% of the participant’s first 3% and 50% of the next 2% of compensation deferred into the Plan. The Company's contribution for the years ended June 30, 2008, 2007 and 2006 approximated $197,000, $143,000, and $114,000, respectively.

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

In December 2004, the Company entered into a lease for 2,837 square feet of space located in Denver, Colorado for administrative functions, sales activities and product warehousing associated with our energy management products. The lease terms extend through May 31, 2009 and provide for five months of free rent followed by rent payments of $1,200 per month and escalating payments beginning on June 1, 2006. The lease provides for additional rent for a prorated share of operating costs for the entire facility.

Rent expense under operating leases was approximately $598,000, $492,000, and $489,000 during the years ended June 30, 2008, 2007 and 2006, respectively. Future minimum lease payments subsequent to June 30, 2008 under capital leases and noncancellable operating leases are as follows:

	Capital	Operating
	Leases	Leases
2009	$299,251	$621,081
2010	216,524	619,099
2011	80,713	91,064
2012	26,684	1,400
Total minimum lease payments	$623,172	$1,332,644
Less amount representing interest	61,885
Present value of net minimum lease payments	561,287
Less current obligations under capital leases	262,028
Obligations under capital leases, less current portion	$299,259

USA Technologies, Inc.
Notes to Consolidated Financial Statements

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

In conjunction with the Long-Term Equity Incentive Program (Note 11), during March 2007, each of Mr. Jensen, Mr. Herbert, and Mr. DeMedio signed amendments to their Employment and Non-Competition Agreements.

On May 11, 2006, the Company and Mr. Jensen entered into an Amended and Restated Employment Agreement pursuant to which the term of Mr. Jensen’s employment with the Company was extended to June 30, 2009. Effective May 11, 2006, Mr. Jensen’s base salary was increased to $325,000 per annum. Mr. Jensen’s base salary had not been increased since January 1, 2004. The Agreement requires Mr. Jensen to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the Agreement and for a period of one year thereafter. Mr. Jensen was granted the right (exercisable at any time prior to the 60th day following the commencement of each fiscal year) to elect to have one-half of his base salary for each of the fiscal years ending June 30, 2007, June 30, 2008, and June 30, 2009 paid in shares of Common Stock rather than cash. Mr. Jensen has elected to receive shares in lieu of cash for one-half of his base salary for the fiscal year ending June 30, 2007. As a result of such election, 22,080 shares were issued to him that vested as follows: 5,520 on July 1, 2006; 5,520 on October 1, 2006; 5,520 on January 1, 2007; and 5,520 on April 1, 2007. Mr. Jensen was also granted 75,000 shares of Common Stock and an additional amount of options to purchase up to 75,000 shares of Common Stock at $7.50 per share. The 75,000 shares of Common Stock vested as follows: 25,000 on June 1, 2006; 25,000 on January 1, 2007; and 25,000 on June 1, 2007. The options vested as follows: 25,000 on May 11, 2006; 25,000 on June 30, 2007; and 25,000 on June 30, 2008. The options may be exercised at any time within 5 years of vesting. The Company recorded a non-cash compensation charge of $264,000 and $172,127 related to the grant of restricted Common Stock and Common Stock Options, respectively, during the fiscal year ended June 30, 2006.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

On May 11, 2006, the Company and Mr. Herbert entered into an Amended and Restated Employment Agreement pursuant to which the term of Mr. Herbert’s employment with the Company was extended to June 30, 2009. Effective May 11, 2006, Mr. Herbert’s base salary was increased to $285,000 per annum. Mr. Herbert’s base salary had not been increased since January 1, 2004. The Agreement requires Mr. Herbert to devote his full time and attention to the business and affairs of the Company and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter. In the event that a USA Transaction (as defined in Mr. Jensen's employment agreement) shall occur, then Mr. Herbert has the right to terminate his agreement upon 30 days notice to USA. Mr. Herbert was granted the right to elect to have one-half of his base salary for each of the fiscal years ending June 30, 2007, June 30, 2008, and June 30, 2009 paid in shares of Common Stock rather than cash. Mr. Herbert was also granted 50,000 shares of Common Stock and an additional amount of options to purchase up to 18,000 shares of Common Stock at $7.50 per share. The 50,000 shares of Common Stock vested as follows: 16,667 on June 1, 2006; 16,667 on January 1, 2007; and 16,666 on June 1, 2007. The options vested as follows: 6,000 on May 11, 2006; 6,000 on June 30, 2007; and 6,000 on June 30, 2008. The options may be exercised at any time within 5 years of vesting. The Company recorded a non-cash compensation charge of $176,003 and $41,310 related to the grant of restricted Common Stock and Common Stock Options, respectively, during the fiscal year ended June 30, 2006.

On May 11, 2006, the Company and Mr. DeMedio entered into an amendment to his Employment Agreement pursuant to which the term of Mr. DeMedio’s employment with the Company was extended to June 30, 2008. Effective May 11, 2006, Mr. DeMedio’s base salary was increased to $165,000 per annum. Mr. DeMedio was granted the right to elect to have one-half of his base salary for each of the fiscal years ending June 30, 2007, and June 30, 2008 paid in shares of Common Stock rather than cash. Mr. DeMedio was also granted options to purchase up to 7,000 shares of Common Stock at $7.50 per share. The options vested as follows: 2,334 on May 11, 2006; 2,333 on June 30, 2007; and 2,333 on June 30, 2008. The options may be exercised at any time within 5 years of vesting. The Company recorded a non-cash compensation charge of $16,068 related to the grant of restricted Common Stock Options during the fiscal year ended June 30, 2006. Effective October 1, 2007, Mr. DeMedio’s base salary was increased to $195,000 per annum.

Various legal actions and claims occurring in the normal course of business are pending or may be instituted or asserted in the future against the Company. The Company does not believe that the resolution of these matters will have a material effect on the financial position or results of operations of the Company.

In February 2005, a Complaint was filed against the Company by Swartz Private Equity, LLC (“Swartz”) alleging that the Company breached various agreements entered into with Swartz in August and September 2000 in connection with the so-called equity line of credit provided by Swartz to the Company. The Complaint requests money damages of $4,350,381, representing the alleged value of the warrants currently held by or claimed to be due to Swartz, money damages of $196,953, representing a termination fee allegedly due in connection with the termination of the agreements, and unspecified money damages relating to the alleged breach of the rights of first refusal. The Company’s response to the Complaint denied any liability to Swartz and asserted various counterclaims against Swartz that seek money damages and other affirmative relief against Swartz. The Company’s response, among other things, states that the entire transaction is void and unenforceable because Swartz had failed to register as a broker-dealer under applicable Federal and state securities laws as required in order for Swartz to be engaged in the business of providing equity line products. On September 20, 2006, the parties agreed to fully settle this litigation. In this regard, the Company agreed to issue to Swartz 33,184 shares of our Common Stock. We also agreed to honor the cashless exercise of warrants by Swartz in 2003 for 6,816 shares of Common Stock. We had previously disputed that Swartz had validly exercised those warrants. We have granted to Swartz certain registration rights in connection with the 33,184 shares. The settlement agreement and release implementing the settlement was signed by the parties on October 12, 2006. The Company had recorded a liability of $270,000 as of June 30, 2006 to accrue for the value of the 40,000 shares of Common Stock that were issued in October 2006 under the settlement agreement.

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

15. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

Unaudited quarterly results of operations for the years ended June 30, 2008 and 2007 follow and should be read in conjunction with the Company's quarterly reports on Form 10-Q.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
YEAR ENDED JUNE 30, 2008
Revenues	$3,355,656	$3,459,403	$4,263,512	$5,024,975	$16,103,546

Gross profit	$519,176	$1,042,910	$895,722	$961,046	$3,418,854

Net loss	$(5,262,989)	$(3,639,666)	$(3,760,546)	$(3,754,692)	$(16,417,893)

Cumulative preferred dividends	$(390,294)	$--	$(390,294)	$--	$(780,588)

Loss applicable to common shares	$(5,653,283)	$(3,639,666)	$(4,150,840)	$(3,754,692)	$(17,198,481)

Loss per common share (basic and diluted)	$(0.47)	$(0.25)	$(0.28)	$(0.25)	$(1.21)

YEAR ENDED JUNE 30, 2007

Revenues	$2,008,897	$2,011,722	$2,690,414	$2,446,979	$9,158,012

Gross profit	$615,536	$284,189	$317,940	$128,568	$1,346,233

Net loss	$(3,680,314)	$(4,377,088)	$(4,119,458)	$(5,605,598)	$(17,782,458)

Cumulative preferred dividends	$(391,157)	$--	$(390,294)	$--	$(781,451)

Loss applicable to common shares	$(4,071,471)	$(4,377,088)	$(4,509,752)	$(5,605,598)	$(18,563,909)

Loss per common share (basic and diluted)	$(0.63)	$(0.60)	$(0.45)	$(0.49)	$(2.13)

16. SUBSEQUENT EVENTS

During July of fiscal year 2009, the Company purchased 7,300 shares of its Common Stock on the open market at a price of $4.00 per share for a total of $29,200 and then retired the Common Shares.

As was the case in fiscal year 2007 for the Program (see Note 11), during the 2008 fiscal year a portion of the e-Port units sold consisted of units pertaining to the MasterCard PayPass seeding program with reduced selling prices resulting in reduced gross profit and EBITDA. As a result, during September 2008, the Compensation Committee recommended to the Board of Directors that the selling price of all the e-Ports sold during fiscal year 2008 as part of the seeding program be “normalized” to the current retail price. This normalization resulted in increased gross profit and EBITDA for the e-Port units sold in the MasterCard PayPass seeding program. The Board of Directors approved the recommendation of the Compensation Committee on September 3, 2008.

As a result of the normalization, a lower than target hurdle was met for gross profit (85%), resulting in the issuance to the executive officers of a total of 191,729 shares under the Plan for the 2008 fiscal year rather than a total of 126,973 shares prior to the normalization. The specific allocation of the shares among the executive officers was as follows: Mr. Jensen-134,820 shares; Mr. Herbert- 40,553 shares; and Mr. DeMedio- 16,356 shares. The vesting of the additional 64,756 shares resulted in compensation expense of $287,517 and a corresponding amount recorded to the accrued share-based liability on September 3, 2008, when the market value of the Company’s Common Stock was $4.44 per share.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

16. SUBSEQUENT EVENTS (CONTINUED)

During September 2008, Mr. Jensen and the Company entered into an amendment to his employment agreement pursuant to which the term of Mr. Jensen’s employment with the Company was extended from June 30, 2009 until June 30, 2011, and his annual base salary was increased to $365,000 effective October 1, 2008. In addition, Mr. Jensen was also granted 110,000 shares of Common Stock under the 2008 Stock Incentive Plan valued at $4.44 per share which vest as follows: 36,000 on September 15, 2008; 37,000 on January 15, 2009; and 37,000 on June 30, 2009.

During September 2008, Mr. Herbert and the Company entered into an amendment to his employment agreement pursuant to which the term of Mr. Herbert’s employment with the Company was extended from June 30, 2009 until June 30, 2011, and his annual base salary was increased to $320,000 effective October 1, 2008. In addition, Mr. Herbert was also granted 85,000 shares of Common Stock under the 2008 Stock Incentive Plan valued at $4.44 per share which vest as follows: 28,000 on September 15, 2008; 28,000 on January 15, 2009; and 29,000 on June 30, 2009.

During September 2008, Mr. DeMedio and the Company entered into an amendment to his employment agreement pursuant to which he was granted 25,000 shares of Common Stock under the 2008 Stock Incentive Plan valued at $4.44 per share which vest as follows: 8,000 on September 15, 2008; 8,000 on January 15, 2009; and 9,000 on June 30, 2009.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item9A(T).	Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2008.  Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified  in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)  Management's annual report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f).  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only a reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2008.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, management believes that, as of June 30, 2008, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(c) Changes in internal control over financial reporting.

There have been no changes during the quarter ended June 30, 2008 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our Directors and executive officers, on August 22, 2008, together with their ages and business backgrounds were as follows:

Name	Age	Position(s) Held
George R. Jensen, Jr.	59	Chief Executive Officer,
		Chairman of the Board of Directors
Stephen P. Herbert	45	Chief Operating Officer and President, Director
David M. DeMedio	37	Chief Financial Officer
William L. Van Alen, Jr. (1) (2)	73	Director
Steven Katz (1)	60	Director
Douglas M. Lurio	51	Director
Joel Brooks (2)	49	Director
Stephen W. McHugh (2)	50	Director

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

David M. DeMedio joined USA Technologies on a full-time basis in March 1999 as Controller. In the Summer of 2001, Mr. DeMedio was promoted to Director of Financial Services where he was responsible for the sales and financial data reporting to customers, the Company's turnkey banking services and maintaining and developing relationships with credit card processors and card associations. In July 2003, Mr. DeMedio served as interim Chief Financial Officer through April, 2004. From April, 2004 until April 12, 2005, Mr. DeMedio served as Vice President - Financial & Data Services. On April 12, 2005, he was appointed as the Company's Chief Financial Officer. From 1996 to March 1999, prior to joining the Company, Mr. DeMedio had been employed by Elko, Fischer, Cunnane and Associates, LLC as a supervisor in its accounting and auditing and consulting practice. Prior thereto, Mr. DeMedio held various accounting positions with Intelligent Electronics, Inc., a multi-billion reseller of computer hardware and configuration services. Mr. DeMedio graduated with a Bachelor of Science in Business Administration from Shippensburg University and is a Certified Public Accountant. Mr. DeMedio is a Director of Gammacan International, Inc., a publicly traded company.

William L. Van Alen, Jr., joined the Board of Directors of USA in May 1993. Mr. Van Alen is President of Cornerstone Entertainment, Inc., an organization engaged in the production of feature films of which he was a founder in 1985. Since 1996 and until March 2006, Mr. Van Alen had been President and a Director of The Noah Fund, a publicly traded mutual fund. Prior to 1985, Mr. Van Alen practiced law in Pennsylvania for twenty-two years. Mr. Van Alen received his undergraduate degree in Economics from the University of Pennsylvania and his law degree from Villanova Law School.

Steven Katz joined the Board of Directors in May 1999. He is President of Steven Katz & Associates, Inc., a management consulting firm specializing in strategic planning and corporate development for technology and service-based companies in the health care, environmental, telecommunications and Internet markets. Mr. Katz`s prior experience includes five years with PriceWaterhouse & Co. in audit, tax and management advisory services; two years of corporate planning with Revlon, Inc.; five years with National Patent Development Corporation (NPDC) in strategic planning, merger and acquisition, technology in-licensing and out-licensing, and corporate turnaround experience as President of three NPDC subsidiaries; and two years as a Vice President and General Manager of a non-banking division of Citicorp, N.A. Mr. Katz is also a Director of Health Systems Solutions Inc. and NaturalNano, Inc., each publicly traded companies. Mr. Katz is also President and Chairman of the Board of Gammacan International, Inc., a publicly traded company.

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

Stephen P. Herbert filed two late Form 4s during the 2008 fiscal year.

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

Base Salary

Base salary is the fixed component of our executive’s annual cash compensation and is set with the goal of attracting talented executives and adequately compensating and rewarding them for services rendered during the fiscal year. For the fiscal years 2008 and 2007, our executive officers had employment agreements that specified the level of salary to which the officer is entitled, subject to review of our Board or Compensation Committee from time to time. These base salaries were established in April 2006, and reflected the individual’s level of responsibility and performance. In recommending base salaries to the Board, the Compensation Committee also considers changes in duties and responsibilities, our business and financial results, the relationship among base salaries paid to others within our Company, and its knowledge of base salaries paid to executive officers of other technology companies. In October 2007, the Board approved the recommendation of the Compensation Committee that Mr. DeMedio’s annual base salary be increased to $195,000 effective October 1, 2007. As permitted under his employment agreement, Mr. Jensen elected to receive fifty-percent (50%) of his base salary in shares of Common Stock rather than cash payments during the 2007 fiscal year. The base salaries for each of Messrs. Lawlor and McLaughlin for the fiscal year were established by our President after discussions with each employee.

Stock Options

Stock options serve to ensure that executive management is properly focused on shareholder value. Stock options align management incentives with shareholder’s objectives because options have value only if the stock price increases over time. A vesting schedule also keeps the executives focused on long term performance and not short term gains. For the fiscal years 2008 and 2007, various stock options became vested that were granted to our executive officers at the time the officers entered into their employment agreements in May 2006. During fiscal year 2007, the Company granted to our executive officers piggy back registration rights in connection with the shares underlying the options granted to them in their employment agreements.

Restricted Stock Awards

During fiscal year 2007, shares of restricted stock became vested that had been issued to Messrs. Jensen and Herbert at the time they entered into their May 2006 employment agreements. During fiscal year 2007, the Company granted to our executive officers piggy back registration rights in connection with the restricted shares granted to them in their employment agreements.

Cash and Stock Bonuses

In addition to base salary, we may award variable cash bonus awards to our executives as well as shares available under our stock compensation programs. The shares awarded under our stock compensation plans are registered under the Securities Act of 1933, as amended.  Shares were awarded under our stock plans to Mr. Lawlor during the 2008 fiscal year and to Mr. McLaughlin during fiscal year 2007. The shares were awarded to them upon the recommendation of our President. In addition, based upon performance, Messrs. Lawlor and McLaughlin earned cash bonuses during fiscal year 2008. In December 2007, the Board approved the recommendation of the Compensation Committee that Messrs. Jensen, Herbert, and DeMedio receive cash bonuses based upon each of their performance during the first six months of the fiscal year.

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

If actual revenues, gross profit, or EBITDA for a particular fiscal year exceed the target goals, each executive would be awarded additional eligible shares, up to an amount no greater than 125% of the number of eligible shares. If the actual revenues, gross profit, or EBITDA for a particular fiscal year are less than the target goals, each executive would be awarded a lesser pro rata portion of the number of eligible shares. If minimum target goals for revenues, gross profit, or EBITDA for a particular fiscal year are not achieved, no eligible shares will be awarded to each executive. Up to 952,298 shares of common stock were reserved for issuance under the Plan.

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

As a result of the normalization, a higher than target revenue hurdle was met (110%), and lower than target hurdles for each of gross profit (85%) and EBITDA (85%) were also met, resulting in the issuance to the executive officers a total of 241,249 shares under the Plan for the 2007 fiscal year rather than a total of 101,578 shares prior to the normalization. The specific allocation of the shares among the executive officers is as follows: Mr. Jensen-169,641 shares; Mr. Herbert- 51,028 shares; and Mr. DeMedio- 20,580 shares.

Based upon the financial results of the Company for the fiscal year ended June 30, 2008, a higher amount than the target revenue hurdle was met (125%) and the minimum target hurdles relating to gross profit and EBITDA were not met, resulting in the vesting of a total of 126,973 shares under the Plan as of June 30, 2008. The specific allocation of the shares among the executive officers is as follows: Mr. Jensen-89,285 shares; Mr. Herbert- 26,857 shares; and Mr. DeMedio- 10,831 shares.

As was the case in fiscal year 2007, during the 2008 fiscal year a portion of the e-Port units sold consisted of units pertaining to the MasterCard PayPass seeding program with reduced selling prices resulting in reduced gross profit and EBITDA. As a result, during September 2008, the Compensation Committee recommended to the Board of Directors that the selling price of all the e-Ports sold during the fiscal year ended June 30, 2008 as part of the seeding program be “normalized” to the current retail price. This normalization resulted in increased gross profit and EBITDA for the e-Port units sold in the MasterCard PayPass seeding program. The Board of Directors has approved the recommendation of the Compensation Committee.

As a result of the normalization, a lower than target hurdle was met for gross profit (85%), resulting in the issuance to the executive officers of a total of 191,729 shares under the Plan for the 2008 fiscal year rather than a total of 126,973 shares prior to the normalization. The specific allocation of the shares among the executive officers is as follows: Mr. Jensen-134,820 shares; Mr. Herbert- 40,553 shares; and Mr. DeMedio- 16,356 shares.

It is difficult for management to fully predict our unit sales for e-Ports for the 2009 fiscal year. Based upon our current estimates, management believes that it is likely that the Company would not meet the target (100%) goals established under the Plan for the 2009 fiscal year relating to gross profit and EBITDA but would meet the target (100%) goal established under the Plan for the 2009 fiscal year relating to revenue.

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

As a result of the normalization of the selling prices of the e-Ports described above in September 2007, certain target hurdles were met resulting in the vesting of a total of 241,249 shares under the Plan for the 2007 fiscal year rather than a total of 101,578 shares prior to the normalization. The value of the number of the shares the executives may apply to tax withholding was in excess of the minimum statutory obligation and, as a result the Plan is classified as a liability award rather than an equity award. As such, during the first quarter of fiscal year 2008, the Company reclassified the $599,311 related to the 101,578 shares that was previously recorded in Common Stock to a short-term share-based payment liability. As the price of the Company’s shares was $8.45 on the date of the approval of the normalization, a charge of $1,180,220 was also recorded to compensation expense, related to the additional 139,671 additional shares, with a corresponding amount to the short-term share-based payment liability for a total share-based payment liability of $1,779,531 as of September 21, 2007. On September 28, 2007, as the Company’s share price was $8.38, the total share-based payment liability related to fiscal year 2007 was $1,769,754 ($599,311 compensation expense in fiscal year 2007 and $1,170,443 in the three months ended September 30, 2007). Of the 241,249 shares vested for fiscal year 2007, the Company issued 225,249 shares of Common Stock and the remaining 16,000 shares were exchanged by the executives and redeemed by the Company to settle tax withholding obligations paid by the Company totaling $134,080 in connection with the restricted stock bonuses previously awarded and issued to them under their employment agreements. As a result of the fact that a portion of the remaining 225,249 shares were subject to redemption at September 30, 2007, the Company had recorded the entire fair value of those remaining shares as a short-term share-based payment liability as of September 30, 2007 totaling $1,635,674. On December 30, 2007 the redemption provision lapsed, no further shares were redeemed and the final settlement resulted in a reduction of the short-term share-based payment liability of $1,635,674, a reduction of compensation expense of $446,452 and a credit to Common Stock of $1,189,222 (123,671 shares at $4.77 and 101,578 shares at $5.90), as the share price on the date of settlement was $4.77.

As a result of the normalization of the selling price of the e-Ports described above in September 2008, there is an additional charge of $287,517, as of September 3, 2008, required to be taken by our Company in connection with the additional shares issued to our executives under the Plan. Of the total charge of $1,043,006 to be taken by the Company on account of the shares awarded in connection with the 2008 fiscal year, $755,489 is reflected in our financial statements for the 2008 fiscal year and the balance of $287,517, as of September 3, 2008, is to be reflected in our financial statements in the first quarter of the 2009 fiscal year. The Company will adjust the compensation expense related to this award for changes in the fair value of this award until final settlement occurs.

The Plan permits the executives to satisfy any income tax withholding obligations by electing to reduce the number of shares otherwise issuable to them under the Plan. For the fiscal year 2007 award, the executives did not elect to reduce the number of shares issued under the Plan related to the income tax withholding obligations on the Plan shares, however, Mr. Jensen and Mr. Herbert did elect to exchange 16,000 shares to settle tax withholding obligations paid by the Company totaling $134,080 in connection with the restricted stock bonuses previously awarded and issued to them under their employment agreements. For the fiscal year 2008 award, the executives have not yet determined whether to satisfy any income tax withholding obligations in connection with the shares awarded to them under the Plan, and accordingly, the number of shares to be issued under the Plan does not reflect any possible reduction.

COMPENSATION COMMITTEE REPORT

The following “Compensation Committee Report” shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The Compensation Committee reviewed the above Compensation Discussion and Analysis and discussed its contents with Company management. Based on the review and discussions, the Committee has recommended that this Compensation Discussion and Analysis be included in the Form 10-K for the fiscal year ended June 30, 2008.

Respectfully submitted:

Steven Katz, Chairman
William L. Van Alen, Jr.

SUMMARY COMPENSATION TABLE

The following table sets forth certain information with respect to compensation paid or accrued by the Company during the fiscal years ended June 30, 2008, June 30, 2007 and June 30, 2006 to each of the executive officers and employees of the Company named below:
Name and	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Principal Position	Year	($) (3)	($) (4)	($) (5)	($) (6)	($)	($)	($) (7)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
George R. Jensen, Jr.,	2008	$325,000	$171,000	$1,039,994	$68,851	$-	$-	$26,875	$1,631,720
Chief Executive Officer &	2007	$325,000	$-	$821,424	$137,750	$-	$-	$17,875	$1,302,049
Chairman of the Board	2006	$270,288	$-	$200,000	$137,750	$-	$-	$18,563	$626,601

Stephen P. Herbert,	2008	$285,000	$61,000	$312,827	$16,524	$-	$-	$26,875	$702,226
Chief Operating Officer &	2007	$285,000	$-	$393,426	$33,060	$-	$-	$17,875	$729,361
President	2006	$246,673	$-	$133,336	$33,060	$-	$-	$18,563	$431,632

David M. DeMedio,	2008	$187,499	$18,000	$126,170	$6,425	$-	$-	$24,849	$362,943
Chief Financial Officer	2007	$165,000	$-	$51,124	$26,355	$-	$-	$17,875	$260,354
	2006	$162,385	$-	$-	$26,360	$-	$-	$20,112	$208,857

Michael Lawlor (1),	2008	$129,673	$122,980	$16,640	$-	$-	$-	$13,637	$282,930
Vice President of Sales &
Business Development

John McLaughlin (2),	2008	$132,028	$125,668	$-	$-	$-	$-	$13,731	$271,427
Vice President, Business	2007	$132,028	$46,629	$18,821	$-	$-	$-	$8,450	$205,928
Development/Strategic Partners

(1) Employment as Vice President of Sales & Business Development commenced on January 28, 2008.

(2) Employment as Vice President, Business Development/Strategic Partners commenced on August 1, 2007.  Prior to that date, Mr. McLaughlin was Vice President of Sales.

(3) Includes Mr. Jensen’s election to receive one-half of his base salary in Common Stock during the 2007 fiscal year.  As a result, 22,080 restricted shares were issued to Mr. Jensen on June 30, 2006 and recorded at $7.36 per share of Common Stock for a total value of $162,500 during the fiscal year.  These shares vested as follows: 5,520 on July 1, 2006; 5,520 on October 1, 2006; 5,520 on January 1, 2007; and 5,520 on April 1, 2007

(4) Represents cash bonuses paid during December 2007 based upon such person’s performance during the first 6 months of the 2008 fiscal year. The cash bonus awarded to Mr. McLaughlin during the 2007 fiscal year was in recognition of his achievement of performance goals.

(5) Amounts reported for fiscal year 2008 for Messrs. Jensen, Herbert and DeMedio represent amounts earned under USA Technologies, Inc. Long-term Equity Incentive Program as follows: 88,613 and 9,601 shares valued at $4.77 and $8.38, respectively, earned by Mr. Jensen in September 2007 on account of the 2007 fiscal year and 89,285 shares valued at $5.95 earned by Mr. Jensen on June 30, 2008 on account of the 2008 fiscal year; 23,143 and 6,399 shares valued at $4.77 and $8.38, respectively, earned by Mr. Herbert in September 2007 and 26,857 shares valued at $5.95 earned Mr. Herbert on June 30, 2008 on account of the 2008 fiscal year; and 11,915 shares valued at $4.77 earned by Mr. DeMedio in September 2007 and 10,831 shares valued at $5.95 earned by Mr. DeMedio on June 30, 2008 on account of the 2008 fiscal year. Fiscal year 2008 also includes 3,200 shares for Mr. McLaughlin valued at $5.20 per share.

Fiscal year 2007 includes 50,000 shares (25,000 vested on January 1, 2007 and 25,000 vested on June 1, 2007) valued at $8.00 per share and 71,428 shares valued at $5.90 per share relating to the Long-Term Equity Incentive Program for Mr. Jensen; 33,333 shares (16,666 vested on January 1, 2007 and 16,666 vested on June 1, 2007) valued at $8.00 and 21,485 shares valued at $5.90 per share relating to the Long-Term Equity Incentive Program for Mr. Herbert; 8,665 shares valued at $5.90 relating to the Long-Term Equity Incentive Program for Mr. DeMedio; 3,150 shares valued at $5.975 per share for Mr. McLaughlin.  Fiscal year 2006 includes 25,000 shares that vested on June 1, 2006 valued at $8.00 per share for Mr. Jensen; and 16,667 shares that vested on June 1, 2006 valued at $8.00 per share for Mr. Herbert.

(6) Amounts reported represent the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R).  The amounts may include amounts from awards granted in prior years.  The amounts shown exclude the impact of estimated forfeitures related to service based vesting conditions. See Note 12 of the Consolidated Financial Statements for additional discussion on SFAS 123(R) valuation methodology.

(7)  All other compensation for fiscal year 2008 includes the following: amounts for Messrs. Jensen and Herbert include car allowance payments of $17,875 and Company matching contributions under our 401(k) Plan of $9,000; amounts for Mr. DeMedio include car allowance payments of $17,875 and Company matching contributions under our 401(k) Plan of $6,974; and amounts for Mr. Lawlor include car allowance payments of $8,450 and Company matching contributions under our 401(k) Plan of $5,187; and amounts for Mr. McLaughlin include car allowance payments of $8,450 and Company matching contributions under our 401(k) Plan of $5,281.

Amounts reported for fiscal years 2006 and 2007, represents cash payments for car allowances.

GRANTS OF PLAN-BASED AWARDS TABLE

There were no awards granted to our executive officers during fiscal year 2008. The table below summarizes the amounts of awards granted to the employee named below during the fiscal year ended June 30, 2008:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards Number of Shares of Stock or	All Other Option Awards Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option (1)
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Michael Lawlor	5/7/2008	-	-	-	-	-	-	3,200	-	$5.20	$16,640

(1) – Amount represents the grant date fair value determined in accordance with FAS 123(R).

TOTAL OPTION EXERCISES AND STOCK VESTED

The following table sets forth information regarding options exercised and shares of common stock acquired upon vesting by our named executive officers and one employee during fiscal 2008:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
(a)	(b)	(c)	(d)	(e)
George R. Jensen, Jr. (2)	-	$-	187,499	$1,361,154
Stephen P. Herbert (3)	-	$-	56,399	$409,429
David M. DeMedio (4)	-	$-	22,746	$165,126
Michael Lawlor	-	$-	3,200	$16,640

(1) For awards classified as equity, the value equals number of shares multiplied by the market value on the vesting date. For awards classified as liabilities, the value equals the number of shares multiplied by the market value on the settlement date.

(2) Represents 89,285 shares valued at $5.95 that vested on June 30, 2008, and 98,214 shares valued at $8.45 that vested on September 21, 2007.

(3) Represents 26,857 shares valued at $5.95 that vested on June 30, 2008, and 29,542 shares valued at $8.45 that vested on September 21, 2007.

(4) Represents 10,831 shares valued at $5.95 that vested on June 30, 2008, and 11,915 shares valued at $8.45 that vested on September 21, 2007.

OUSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table shows information regarding unexercised stock options and unvested equity awards granted to the executive officers as of the fiscal year ended June 30, 2008:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
George R. Jensen, Jr.,	--	--	--	--	--	--	--	318,570	$1,895,492
Chief Executive Officer &	25,000	--	--	$7.50	05/10/2011	--	--	--	--
Chairman of the Board	25,000	--	--	$7.50	06/28/2012	--	--	--	--
	25,000	--	--	$7.50	06/29/2013	--	--	--	--

Stephen P. Herbert,	--	--	--	--	--	--	--	53,713	$319,592
Chief Operating Officer &	6,000	--	--	$7.50	05/10/2011	--	--	--	--
President	6,000	--	--	$7.50	06/28/2012	--	--	--	--
	6,000	--	--	$7.50	06/29/2013	--	--	--	--

David M. DeMedio,	--	--	--	--	--	--	--	21,663	$128,895
Chief Financial Officer	375	--	--	$20	07/31/2008	--	--	--	--
	375	--	--	$20	10/31/2008	--	--	--	--
	375	--	--	$20	01/31/2009	--	--	--	--
	375	--	--	$20	04/30/2009	--	--	--	--
	2,334	--	--	$7.50	05/10/2011	--	--	--	--
	2,333	--	--	$7.50	06/28/2012	--	--	--	--
	2,333	--	--	$7.50	06/29/2013	--	--	--	--

(1)
Reflects 178,570 shares issuable to Mr. Jensen under the Long Term Equity Incentive Program on account of fiscal year 2009 assuming the target performance goals are attained, and 140,000 shares issuable to Mr. Jensen under his employment agreement upon the occurrence of a USA Transaction. Reflects 53,713 shares issuable to Mr. Herbert and 21,663 shares issuable to Mr. DeMedio on account of fiscal year 2009 under the Long Term Equity Incentive Program assuming the target performance goals are attained.

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

During September 2008, Mr. Jensen and the Company entered into an amendment to his employment agreement pursuant to which the term of Mr. Jensen’s employment with the Company was extended from June 30, 2009 until June 30, 2011, and his annual base salary was increased to $365,000 effective October 1, 2008. In addition, Mr. Jensen was also granted 110,000 shares of Common Stock under the 2008 Stock Incentive Plan which vest as follows: 36,000 on September 15, 2008; 37,000 on January 15, 2009; and 37,000 on June 30, 2009.

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

During September 2008, Mr. Herbert and the Company entered into an amendment to his employment agreement pursuant to which the term of Mr. Herbert’s employment with the Company was extended from June 30, 2009 until June 30, 2011, and his annual base salary was increased to $320,000 effective October 1, 2008. In addition, Mr. Herbert was also granted 85,000 shares of Common Stock under the 2008 Stock Incentive Plan which vest as follows: 28,000 on September 15, 2008; 28,000 on January 15, 2009; and 29,000 on June 30, 2009.

On May 11, 2006, the Company and Mr. DeMedio entered into an amendment to his Employment Agreement pursuant to which the term of Mr. DeMedio’s employment with the Company was extended to June 30, 2008. Effective May 11, 2006, Mr. DeMedio’s base salary was increased to $165,000 per annum and effective October 1, 2007, his base salary was increased to $195,000 per annum. Mr. DeMedio was granted the right to elect to have one-half of his base salary for each of the fiscal years ending June 30, 2007, and June 30, 2008 paid in shares of Common Stock rather than cash. Mr. DeMedio was also granted options to purchase up to 7,000 shares of Common Stock at $7.50 per share. The options vest as follows: 2,334 on May 11, 2006; 2,333 on June 30, 2007; and 2,333 on June 30, 2008. The options may be exercised at any time within 5 years of vesting.  In October 2006, the Company granted to Mr. DeMedio piggyback registration rights under the 1933 Act for the shares underlying any of the options described above for a period of five years following the vesting of any such options. In the event that a USA Transaction (as defined in Mr. Jensen’s employment agreement) shall occur, then Mr. DeMedio has the right to terminate his agreement upon 30 days notice to the Company.

During September 2008, Mr. DeMedio and the Company entered into an amendment to his employment agreement pursuant to which he was granted 25,000 shares of Common Stock under the 2008 Stock Incentive Plan which vest as follows: 8,000 on September 15, 2008; 8,000 on January 15, 2009; and 9,000 on June 30, 2009.

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

The following table describes the stock awards issuable by us to each of our executive officers upon the occurrence of a USA Transaction assuming that such USA Transaction occurred on June 30, 2008, when the closing price per share of the Company’s Common Stock was $5.95:

Name	Upon Occurrence Of USA Transaction

George R. Jensen, Jr.	$1,895,492	(1)
Stephen P. Herbert	$319,598	(2)
David M. DeMedio	$128,901	(3)

(1)
Represents (i) 178,570 shares issuable to Mr. Jensen for each of the fiscal year ending June 30 2009 pursuant to the Long-Term Equity Incentive Program; and (ii) 140,000 shares issuable to Mr. Jensen upon the occurrence of a USA Transaction pursuant to the Amended and Restated Employment and Non-competition Agreement executed by the Company and Mr. Jensen on May 11, 2006.

(2)	Represents 53,714 shares issuable to Mr. Herbert for the fiscal year ending June 30, 2009 pursuant to the Company’s Long-Term Equity Incentive Program.
(3)	Represents 21,664 shares issuable to Mr. DeMedio for the fiscal year ending June 30, 2009 pursuant to the Company’s Long-Term Equity Incentive Program.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year 2008, Steven Katz and William Van Alen, Jr., served as members of the Compensation Committee of our Board of Directors. No member of the Compensation Committee was an employee or former employee of our company or any of our subsidiaries, or had any relationship with us requiring disclosure herein.

In October 2007, our Chief Financial Officer, David M. DeMedio, became a Director and a member of the Compensation Committee of the Board of Directors of Gammacon International, Inc., a Delaware corporation whose shares are traded on the OTC Bulletin Board. Steven Katz, a Director and a member of our Compensation Committee, is also the Chairman of the Board and President of Gannacon International, Inc. Except as set forth in the prior sentence, during the last fiscal year, none of our executive officers served as: (i) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee; (ii) a director of another entity, one of whose executive officers served on our Compensation Committee; or (iii) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director on our Board of Directors.

COMPENSATION OF DIRECTORS

Members of the Board of Directors receive cash and equity compensation for serving on the Board of Directors, as determined from time to time by the Compensation Committee with subsequent approval thereof by the Board of Directors.

Director Compensation Table

The table below summarizes the compensation paid by the Company to non-employee Directors during the fiscal year ended June 30, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Compensation Plan ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Joel Brooks	$30,000	$-	$-	$-	$-	$-	$30,000
Steven Katz	$30,000	$-	$-	$-	$-	$-	$30,000
Douglas M. Lurio	$20,000	$-	$-	$-	$-	$-	$20,000
Stephen W. McHugh	$30,000	$-	$-	$-	$-	$-	$30,000
William L. Van Alen Jr.	$40,000	$-	$-	$-	$-	$-	$40,000

During fiscal year 2008, we paid each of Messrs. Brooks, Van Alen, Katz, McHugh and Lurio $20,000 for serving as a Director during the fiscal year.  The Company paid Mr. McHugh, Mr. Brooks and Mr. Van Alen $10,000 for serving on the Audit Committee during the fiscal year. The Company paid Mr. Katz and Mr. Van Alen $10,000 for serving on the Compensation Committee.

On April 21, 2006, we granted 12,000 Common Stock Options to each of Messrs. Van Alen, Katz, and Lurio all with an exercise price of $7.50 per share and all exercisable at any time within five years following the date of vesting. The options granted to Mr. Van Alen were fully vested. Of the options granted to Mr. Katz and Mr. Lurio, 6,000 vested immediately, 3,000 vested on April 1, 2007, and 3,000 vested on April 1, 2008. In conjunction with the appointment of Stephen McHugh to the Board of Directors on June 20, 2006, the Company granted Mr. McHugh 6,000 Common Stock Options with an exercise price of $8.00 per share. The options vested as follows: 3,000 on June 20, 2007 and 3,000 on June 20, 2008. The options are exercisable at any time within five years of vesting. During the 2007 fiscal year, the Company granted to each Director piggy back registration rights in connection with the shares underlying these options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

COMMON STOCK

The following table sets forth, as of June 30, 2008, the beneficial ownership of the Common Stock of each of the Company's directors and executive officers, the other employees named in the summary compensation table set forth above, as well as by the Company's directors and executive officers as a group. Except as set forth below, the Company is not aware of any beneficial owner of more than five percent of the Common Stock. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable:

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock (2)	Percent of Class
George R. Jensen, Jr.	198,001 shares(3)	1.17%
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355

Stephen P. Herbert	94,950 shares(4)	*
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355

David M. DeMedio	33,591 shares(5)	*
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355

Douglas M. Lurio	19,030 shares(6)	*
2005 Market Street, Suite 2340
Philadelphia, Pennsylvania 19103

Steven Katz	18,350 shares(7)	*
440 South Main Street
Milltown, New Jersey 08850

William L. Van Alen, Jr.	53,773 shares(8)	*
P.O. Box 727
Edgemont, Pennsylvania 19028

Stephen W. McHugh	6,000 shares(9)	*
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355

Joel Brooks	0 shares	*
303 George Street Suite 140
New Brunswick, New Jersey 08901

John McLaughlin	500 shares	*
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355

Michael Lawlor	3,200 shares	*
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355

S.A.C. Capital Advisors, LLC	1,950,426 shares(10)	11.53%
72 Cummings Point Road
Stamford, Connecticut 06902

Wellington Management Company, LLP	2,051,000 shares(11)	12.13%
75 State Street
Boston, Massachusetts 02109

All Directors and Executive Officers
As a Group (8 persons)	423,695 shares	2.51%
--------
*Less than one percent (1%)

 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities. Shares of Common Stock issuable upon conversion of the Preferred Stock, shares issuable upon the conversion of Convertible Senior Notes, or shares of Common Stock issuable upon exercise of warrants and options currently exercisable, or exercisable within 60 days of June 30, 2008, are deemed to be beneficially owned for purposes hereof.

(2) On June 30, 2008 there were 15,141,670 shares of Common Stock and 520,392 shares of Preferred Stock issued and outstanding. For purposes of computing the percentages under this table, it is assumed that all shares of issued and outstanding Preferred Stock have been converted into 5,203 shares of Common Stock, and that all of the options to acquire Common Stock which have been issued and are fully vested as of June 30, 2008 (or within 60 days of June 30, 2008) have been converted into 161,500 shares of Common Stock. For purposes of computing such percentages it has also been assumed that all of the remaining Common Stock Warrants have been exercised for 1,591,735 shares of Common Stock; and that all of the accrued and unpaid dividends on the Preferred Stock as of June 30, 2008 have been converted into 9,774 shares of Common Stock. Therefore, 16,909,882 shares of Common Stock were treated as issued and outstanding for purposes of computing the percentages under this table. Does not reflect or include the 140,000 shares issuable to Mr. Jensen upon a “USA Transaction” nor any shares issuable to the executive officers under the Long Term Equity Incentive Program on account of the 2008 fiscal year.

(3)  Includes 2,000 shares of Common Stock beneficially owned by his spouse. Does not include the right granted to Mr. Jensen under his Employment Agreement to receive Common Stock upon the occurrence of a USA Transaction nor any shares issuable to the executive officers under the Long Term Equity Incentive Program on account of the 2008 fiscal year. See "Executive Employment Agreements". Includes 39,366 shares owned by George R. Jensen, Jr. Grantor Retained Unitrust dated July 14, 2003 over which Mr. Jensen retains beneficial ownership. Includes 75,000 shares underlying vested stock options, and 670 shares underlying Preferred Stock.

(4) Includes 10 shares of Common Stock beneficially owned by his child and 10,000 shares of Common Stock beneficially owned by his spouse. Includes 18,000 shares underlying vested stock options. Does not include any shares issuable to Mr. Herbert under the Long Term Equity Incentive Program on account of the 2008 fiscal year.

(5)  Includes 8,500 shares underlying vested stock options. Does not include any shares issuable to Mr. DeMedio under the Long-Term Equity Incentive Program on account of the 2008 fiscal year.

(6)  Includes 12,000 shares underlying vested stock options.

(7)  Includes 12,000 shares underlying vested stock options.

(8)  Includes 5,333 shares issuable upon the exercise of warrants and 100 shares of Common Stock beneficially owned by his spouse. Includes 12,000 shares underlying vested stock options.

(9)  Includes 6,000 shares underlying vested stock options.

(10)  Based upon a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2008. S.A.C. Capital Advisors, LLC, S.A.C. Capital Management, LLC, S.A.C. Capital Associates, LLC, and Steven A. Cohen, each have shared voting and dispositive power with respect to such shares. The address of SAC Capital Advisors and Mr. Cohen is as indicated in the table. The address of SAC Capital Management is 540 Madison Avenue, New York, New York, 10023. The address of SAC Capital Associates is P.O. Box 58, Victoria House, The Valley, Anguilla, British West Indies. Each of SAC Capital Advisors, SAC Capital Management and Mr. Cohen disclaim beneficial ownership of these shares.

(11) Based upon a Schedule 13G/A filed with the Securities and Exchange Commission on March 3, 2008, reflecting the beneficial ownership of our Common Stock by Wellington Management Company, LLP, which has shared voting authority over 1,209,000 shares and shared dispositive power over 2,051,000 shares.

PREFERRED STOCK

Other than the 67,000 shares of Preferred Stock owned by Mr. Jensen, there were no shares of Preferred Stock that were beneficially owned as of June 30, 2008 by the Company's directors, executive officers, or the other employees named in the Summary Compensation Table set forth above.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended June 30, 2008, 2007, and 2006, the Company incurred approximately $317,000, $356,000 and $258,000, respectively, in connection with legal services provided by Lurio & Associates, P.C., of which its president is a member of the Company's Board of Directors. At June 30, 2008 and 2007, approximately $27,000 and $33,000, respectively, of the Company's accounts payable and accrued expenses were due to this Board member. During the years ended June 30, 2008, 2007 and 2006, certain Board members and executives participated in various debt offerings of the Company for total investments of approximately $0, $0, and $53,000, respectively.

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

The Audit Committee of the Board of Directors presently consists of Mr. Van Alen (Chairman), Mr. McHugh, and Mr. Brooks. The Audit Committee recommends the engagement of the Company’s independent accountants and is primarily responsible for approving the services performed by the Company’s independent accountants, for reviewing and evaluating the Company’s accounting principles, reviewing the independence of independent auditors, and reviewing the adequacy and effectiveness of the Company’s internal controls. The Audit Committee operates pursuant to a charter that was last amended and restated by the Board of Directors on April 11, 2006, a copy of which is accessible on the Company’s website, www.usatech.com.

The Compensation Committee of the Board of Directors presently consists of Mr. Katz (Chairman) and Mr. Van Alen. The Board of Directors has determined that each of the current members of the Compensation Committee is independent in accordance with the applicable listing standards of The Nasdaq Stock Market, Inc. In making such determination, the Board took into consideration the payment by the Company of approximately $20,000 to Mr. Katz in connection with consulting services provided by Mr. Katz during the year ended June 30, 2008. The Committee reviews and recommends compensation and compensation changes for the executive officers of the Company and administers the Company’s stock option and restricted stock grant plans. The Compensation Committee operates pursuant to a charter that was adopted by the Board in September 2007, and which was an appendix to our Proxy Statement for our February 28, 2008 Annual Shareholders’ Meeting.

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

AUDIT AND NON-AUDIT FEES

Goldstein Golub Kessler LLP had served as our independent registered accounting firm since July 2005. During October 2007, we were notified that certain partners of Goldstein Golub Kessler LLP became partners of McGladrey & Pullen, LLP in a limited asset purchase agreement. Effective November 16, 2007, Goldstein Golub Kessler LLP’s position as our independent registered public accounting firm ceased, and we appointed McGladrey & Pullen, LLP as our independent registered public accounting firm.  Accordingly, the Company was billed for professional services rendered by each of Goldstein Golub Kessler LLP and McGladrey & Pullen, LLP in connection with the fiscal year ended June 30, 2008.

During the fiscal year ended June 30, 2008, fees in connection with services rendered by McGladrey & Pullen, LLP were as set forth below:

Fiscal 2008
Audit Fees	$260,000
Audit-Related Fees	--
Tax Fees	--
All Other Fees	--
TOTAL	$260,000

During the fiscal years ended June 30, 2008 and 2007, fees in connection with services rendered by Goldstein Golub Kessler LLP were as set forth below:

	Fiscal 2008	Fiscal 2007
Audit Fees	$55,000	$245,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
TOTAL	$55,000	$245,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit
Number	Description
2.1	Asset Purchase Agreement dated July 11, 2003 by and between USA and Bayview Technology Group LLC (Incorporated by reference to Exhibit 2.1 to Form 8-K filed July 14, 2003)

3.1	Amended and Restated Articles of Incorporation of USA filed January 26, 2004 (Incorporated by reference to Exhibit 3.1.19 to Form 10-QSB filed on February 12, 2004).

3.1.1	First Amendment to Amended and Restated Articles of Incorporation of USA filed on March 17, 2005 (Incorporated by reference to Exhibit 3.1.1 to Form S-1 Registration Statement No. 333-124078).

3.1.2	Second Amendment to Amended and Restated Articles of Incorporation of USA filed on December 13, 2005 (Incorporated by reference to Exhibit 3.1.2 to Form S-1 Registration Statement No. 333-130992).

**3.1.3	Third Amendment to Amended and Restated Articles of Incorporation of USA filed on July 25, 2007.

**3.1.4	Fourth Amendment to Amended and Restated Articles of Incorporation of USA filed on March 6, 2008.

3.2	By-Laws of USA (Incorporated by reference to Exhibit 3.2 to Form SB-2 Registration Statement No. 33-70992).

4.1	2006-B Common Stock Purchase Agreement between the Company and Steve Illes dated September 25, 2006 (Incorporated by reference to Exhibit 4.14 to Form 10-K filed September 28, 2006).

4.2	Common Stock Purchase Agreement between the Company and Cortina Asset Management LLC dated December 15, 2006 (Incorporated by reference to Exhibit 4.17 to Form S-1 filed on January 9, 2007).

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

4.6	Common Stock Purchase Agreement between the Company and SF Capital Partners Ltd. dated December 15, 2006 (Incorporated by reference to Exhibit 4.21 to Form S-1 filed on January 9, 2007).

4.7	Common Stock Purchase Agreement between the Company and United Capital Management, Inc. dated December 15, 2006 (Incorporated by reference to Exhibit 4.22 to Form S-1 filed on January 9, 2007).

4.8	Common Stock Purchase Agreement between the Company and Harbour Holdings Ltd. dated December 15, 2006 (Incorporated by reference to Exhibit 4.23 to Form S-1 filed on January 9, 2007).

4.9	Common Stock Purchase Agreement between the Company and Skylands Special Investment LLC dated December 15, 2006 (Incorporated by reference to Exhibit 4.24 to Form S-1 filed on January 9, 2007).

4.10	Common Stock Purchase Agreement between the Company and Skylands Quest LLC dated December 15, 2006 (Incorporated by reference to Exhibit 4.25 to Form S-1 filed on January 9, 2007).

4.11	Common Stock Purchase Agreement between the Company and Skylands Special Investment II LLC dated December 15, 2006 (Incorporated by reference to Exhibit 4.26 to Form S-1 filed on January 9, 2007).

4.12	Form of 2006-BP Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.27 to Form S-1 filed on January 9, 2007).

4.13	Common Stock Purchase Warrant issued to William Blair & Co., LLC, dated January 4, 2007 (Incorporated by reference to Exhibit 4.28 to Form S-1 filed on January 9, 2007).

4.14	Securities Purchase Agreement between the Company and S.A.C. Capital Associates, LLC dated March 14, 2007 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 15, 2007).

4.15	Form of Warrant No. SAC-001 issued to S.A.C. Capital Associates, LLC (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 15, 2007).

4.16	Registration Rights Agreement between the Company and S.A.C. Capital Associates, LLC dated March 14, 2007 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 15, 2007).

4.17	Form of Securities Purchase Agreement dated October 17, 2007 between the Company and each of the Buyers (Incorporated by reference to Exhibit 4.1 of Form 8-K filed October 17, 2007).

4.18	Form of Registration Rights Agreement dated October 17, 2007 between the Company and each of the Buyers (Incorporated by reference to Exhibit 4.2 of Form 8-K filed October 17, 2007).

4.19	Common Stock Purchase Warrant issued to William Blair & Co., LLC, dated October 17, 2007 (Incorporated by reference to Exhibit 4.34 of Form S-1 filed November 16, 2007).

10.1	Amended And Restated Employment and Non-Competition Agreement between USA and Stephen P. Herbert dated May 11, 2006 (Incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 15, 2006).

10.2	Amended And Restated Employment and Non-competition Agreement between USA and George R. Jensen, Jr. dated May 11, 2006 (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 15, 2006).

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

10.26
First Amendment to MasterCard PayPass Participation Agreement dated August 17, 2007 between the Company, MasterCard International Incorporated and Coca Cola Enterprises Inc. And Its Bottling Subsidiaries. (Incorporated by reference to Exhibit 10.26 to Form 10-K filed September 27, 2007).

**10.27	Second Amendment to Amended and Restated Employment and Non-Competition Agreement between the Company and George R. Jensen, Jr. dated September 22, 2008.

**10.28	Second Amendment to Amended and Restated Employment and Non-Competition Agreement between the Company and Stephen P. Herbert dated September 22, 2008.

**10.29	Third Amendment to Employment and Non-Competition Agreement between the Company and David M. DeMedio dated September 22, 2008.

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to Form 8-K filed on April 17, 2006).

**23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm.

**23.2	Consent of Goldstein Golub Kessler LLP, Independent Registered Public Accounting Firm.

**31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

**31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

**32	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------
** Filed herewith

 Item 15(a).

SCHEDULE II

USA TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2008, 2007 AND 2006

ACCOUNTS RECEIVABLE	Balance at beginning of period	Additions charged to earnings	Deductions uncollectible receivables written off, net of recoveries	Balance at end of period
June 30, 2008	$142,000	138,000	65,000	$215,000
June 30, 2007	$229,000	9,000	96,000	$142,000
June 30, 2006	$196,000	131,000	98,000	$229,000

INVENTORY	Balance at beginning of period	Additions charged to earnings	Deductions Shrinkage and obsolescence	Balance at end of period
June 30, 2008	$317,000	253,000	152,000	$418,000
June 30, 2007	$259,000	141,000	83,000	$317,000
June 30, 2006	$321,000	484,000	546,000	$259,000

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

SIGNATURES	TITLE	DATE

/s/ George R. Jensen, Jr.	Chairman of the Board of Directors	September 23, 2008
George R. Jensen, Jr.	and Chief Executive Officer
(Principal Executive Officer)

/s/ David M. DeMedio	Chief Financial Officer (Principal	September 23, 2008
David M. DeMedio	Accounting Officer)

/s/ Stephen P. Herbert	Chief Operating Officer, President	September 23, 2008
Stephen P. Herbert	and Director

/s/ William L. Van Alen, Jr.	Director	September 23, 2008
William L. Van Alen, Jr.

/s/ Douglas M. Lurio	Director	September 23, 2008
Douglas M. Lurio

/s/ Steven Katz	Director	September 23, 2008
Steven Katz

/s/ Stephen W. McHugh	Director	September 23, 2008
Stephen W. McHugh

/s/ Joel Brooks	Director	September 23, 2008
Joel Brooks