Form 10-Q
period 2008-09-30
USA TECHNOLOGIES INC
filed 2008-11-05
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As October 17, 2008, there were 15,267,060 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.
Consolidated Balance Sheets

	September 30, 2008	June 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,967,980	$9,970,691
Available-for-sale securities	1,425,000	-
Accounts receivable, less allowance for uncollectible accounts of approximately $114,000 at September 30, 2008 and $215,000 at June 30, 2008	1,102,050	3,483,666
Finance receivables	365,092	399,427
Inventory, net	1,983,262	2,299,002
Prepaid expenses and other current assets	972,860	802,223
Total current assets	13,816,244	16,955,009

Available-for-sale securities	5,450,000	6,875,000
Finance receivables, less current portion	337,933	424,336
Property and equipment, net	1,864,516	2,024,842
Intangibles, net	5,620,853	5,885,432
Goodwill	7,663,208	7,663,208
Other assets	219,618	227,824
Total assets	$34,972,372	$40,055,651

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,605,374	$4,005,549
Accrued expenses	2,324,306	2,506,035
Current obligations under long-term debt	507,472	526,348
Total current liabilities	5,437,152	7,037,932

Long-term debt, less current portion	353,059	441,170
Total liabilities	5,790,211	7,479,102

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000
Series A convertible preferred- Authorized shares-900,000;
Issued and outstanding shares- 520,392 as of September 30, 2008 and as of June 30, 2008 (liquidation preference of $15,367,514 and $14,977,220, respectively)	3,686,218	3,686,218
Common stock, no par value:
Authorized shares- 640,000,000;
Issued and outstanding shares- 15,238,350 at September 30, 2008 and 15,155,270 at June 30, 2008	194,192,611	193,733,104
Accumulated deficit	(168,696,668)	(164,842,773)
Total shareholders’ equity	29,182,161	32,576,549
Total liabilities and shareholders’ equity	$34,972,372	$40,055,651

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,
	2008	2007
Revenues:
Equipment sales	$2,038,915	$2,650,264
License and transaction fees	1,355,964	705,392
Total revenues	3,394,879	3,355,656

Cost of equipment	1,433,844	2,272,492
Cost of services	1,057,626	563,988
Cost of sales	2,491,470	2,836,480
Gross profit	903,409	519,176

Operating expenses:
Selling, general and administrative	4,439,533	5,392,034
Depreciation and amortization	418,779	500,627
Total operating expenses	4,858,312	5,892,661
Operating loss	(3,954,903)	(5,373,485)

Other income (expense):
Interest income	127,966	148,892
Interest expense	(26,958)	(38,396)
Total other income (expense)	101,008	110,496
Net loss	(3,853,895)	(5,262,989)
Cumulative preferred dividends	(390,294)	(390,294)
Loss applicable to common shares	$(4,244,189)	$(5,653,283)

Loss per common share (basic and diluted)	$(0.28)	$(0.47)

Weighted average number of common shares outstanding (basic and diluted)	15,169,216	12,031,530

See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A Convertible Preferred Stock	Common Stock	Accumulated Deficit	Total

Balance, June 30, 2008	$3,686,218	$193,733,104	$(164,842,773)	$32,576,549
Retirement of 7,300 shares of common stock	-	(29,200)	-	(29,200)
Issuance of 18,380 fully-vested shares of common stock to employees and vesting of shares granted under the 2007-A Stock Compensation Plan	-	152,557	-	152,557
Issuance of 72,000 fully-vested shares of common stock to officers and vesting of shares granted under the 2008 Stock Incentive Plan	-	336,150	-	336,150
Net loss	-	-	(3,853,895)	(3,853,895)
Balance, September 30, 2008	$3,686,218	$194,192,611	$(168,696,668)	$29,182,161

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended September 30,
	2008	2007
Operating activities
Net loss	$(3,853,895)	$(5,262,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Charges incurred in connection with the vesting and issuance of common stock for employee and officer compensation	488,707	95,924
Charges incurred in connection with stock options	-	30,277
Charges incurred in connection with the Long-term Equity Incentive Program	197,423	1,491,431
Bad debt (recovery) expense	(5,068)	5,012
Amortization	264,579	309,150
Depreciation, $20,721 of which is allocated to cost of services for the three months ended September 30, 2008	174,921	191,477
Changes in operating assets and liabilities:
Accounts receivable	2,386,684	(870,572)
Finance receivables	120,738	(168,520)
Inventory	315,740	378,550
Prepaid expenses and other assets	(71,633)	(215,128)
Accounts payable	(1,400,175)	(960,709)
Accrued expenses	(379,152)	37,564
Net cash used in operating activities	(1,761,131)	(4,938,533)

Investing activities
Purchase of property and equipment, net	(14,595)	(95,356)
Net cash used in investing activities	(14,595)	(95,356)

Financing activities
Net proceeds from the issuance (retirement) of common stock	(29,200)	3,651,620
Proceeds from the issuance of long-term debt	-	239,740
Repayment of long-term debt	(197,785)	(78,074)
Net cash provided by (used in) financing activities	(226,985)	3,813,286

Net decrease in cash and cash equivalents	(2,002,711)	(1,220,603)
Cash and cash equivalents at beginning of period	9,970,691	5,163,844
Cash and cash equivalents at end of period	$7,967,980	$3,943,241

Supplemental disclosures of cash flow information:
Prepaid insurance financed with long-term debt	$90,798	$-
Cash paid for interest	$29,511	$52,970
Equipment acquired under capital lease	$-	$63,925

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

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company has incurred losses from its inception through June 30, 2008 and losses have continued through September 2008 and are expected to continue during fiscal year 2009. The Company's ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and the available capital resources. Until the Company's products and services can generate sufficient operating revenues, the Company will be required to use its cash and cash equivalents on hand as discussed below, as well as raise capital to meet its cash flow requirements including the issuance of Common Stock and the exercise of outstanding Common Stock warrants.

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

As of September 30, 2008 and June 30, 2008, available-for-sales securities consisted of $6,875,000 par value of auction rate securities (“ARS”) that were purchased during January 2008. At September 30, 2008, the Company classified $1,425,000 of the ARS as current assets due to the redemption of the securities at par by the issuer on October 22, 2008.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.  Accounting Policies (Continued)

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

In addition, on August 21, 2008, the broker-dealer who sold the Company the ARS announced a settlement with state regulators and an agreement in principle with the Securities and Exchange Commission pursuant to which, among other things, the broker-dealer will purchase all of the Company’s remaining ARS at par upon the Company’s request at any time from January 2, 2009 through January 15, 2010. The Company continues to believe that the par value represents the fair value of these investments. As such, there was no unrealized loss recorded as of September 30, 2008 in connection with these investments.

Inventory

Inventory consists of finished goods and packaging materials. The Company's inventory is stated at the lower of cost (average cost basis) or market.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.  Accounting Policies (Continued)

Income Taxes

No provision for income taxes has been made in the three months ended September 30, 2008 and 2007 given the Company’s losses in 2008 and 2007 and available net operating loss carryforwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

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

Shared-Based Payment

The Company applies FAS123(R) “Share-Based Payment” which requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. There were no common stock options granted during the three months ended September 30, 2008. The Company recorded stock compensation expense of $488,707 and $95,924 related to Common Stock grants and the vesting of shares previously granted to employees, excluding the Long-term Equity Incentive Program, and $0 and $30,277 related to the vesting of Common Stock options during the three months ended September 30, 2008 and 2007, respectively. The Company recorded stock compensation expense of $197,423 and $1,491,431 related to the vesting of shares under the Long-term Equity Incentive Program during the three months ended September 30, 2008 and 2007, respectively.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2.  Accrued Expenses

Accrued expenses consist of the following:

	September 30 2008	June 30 2008
	(unaudited)
Accrued share-based payment liability	$952,912	$755,489
Accrued compensation and related sales commissions	594,286	640,726
Accrued taxes and filing fees	232,837	417,848
Accrued other	221,685	226,427
Accrued professional fees	162,091	265,557
Advanced customer billings	160,495	199,988
	$2,324,306	$2,506,035

3.  Long-Term Debt

Long-term debt consists of the following:

	September 30 2008	June 30 2008
	(unaudited)
Capital lease obligations	$457,930	$561,286
Loan agreements	402,601	406,232
	860,531	967,518
Less current portion	507,472	526,348
	$353,059	$441,170

As of September 30, 2008, $202,328 and $110,874 of the current and long-term Finance Receivables, respectively, are collateral for the outstanding balances of loans, of which $198,890 and $35,644 is classified as current and long-term debt, respectively.

4.  Common Stock

During July of fiscal year 2009, the Company purchased 7,300 shares of its Common Stock on the open market at a price of $4.00 per share for a total of $29,200 and then retired the Common Shares.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

4.  Common Stock (Continued)

As was the case in fiscal year 2007 for the Long-Term Equity Incentive Program (the “Program”), during the 2008 fiscal year a portion of the e-Port units sold consisted of units pertaining to the MasterCard PayPass seeding program with reduced selling prices resulting in reduced gross profit and EBITDA. As a result, during September 2008, the Compensation Committee recommended to the Board of Directors that the selling price of all the e-Ports sold during fiscal year 2008 as part of the seeding program be “normalized” to the current retail price. This normalization resulted in increased gross profit and EBITDA for the e-Port units sold in the MasterCard PayPass seeding program. The Board of Directors approved the recommendation of the Compensation Committee on September 3, 2008.

As a result of the normalization, a lower than target hurdle was met for gross profit (85%), resulting in the issuance to the executive officers of a total of 191,729 shares under the Plan for the 2008 fiscal year rather than a total of 126,973 shares prior to the normalization. The specific allocation of the shares among the executive officers was as follows: Mr. Jensen-134,820 shares; Mr. Herbert- 40,553 shares; and Mr. DeMedio- 16,356 shares. As a result, the vesting of the additional 64,756 shares resulted in compensation expense of $287,517 and a corresponding amount recorded to the accrued share-based liability on September 3, 2008, when the market value of the Company’s Common Stock was $4.44 per share. On September 30, 2008, as the Company’s share price was $4.14, the total share-based payment liability related to fiscal year 2008 was $794,333. The Company will continue to remeasure this share-based liability until final settlement with changes in the fair value being charged to compensation expense. Final settlement will occur upon the exercise or lapse of the cancellation provision on December 30, 2008 and the fair value of the remaining shares will be charged to Common Stock. During the three months ended September 30, 2008, the Company recorded stock compensation expense of $38,844 related to the Program for fiscal year 2008, $268,284 of which relates to the additional 64,756 shares awarded, offset by a reduction of $229,440 related to the change in the fair value of the original award.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

4.  Common Stock (Continued)

During September 2008, Mr. DeMedio and the Company entered into an amendment to his employment agreement pursuant to which he was granted 25,000 shares of Common Stock under the 2008 Stock Incentive Plan valued at $4.44 per share which vest as follows: 8,000 on September 15, 2008; 8,000 on January 15, 2009; and 9,000 on June 30, 2009.

In conjunction with the Plan award for fiscal year 2009, the Company recorded compensation expense of $158,579 and a corresponding amount to the short-term accrued shared-based payment liability during the three months ended September 30, 2008. This amount was based on management’s estimate of the probability of meeting the target goals and fair value of the Company’s stock of $4.14 at the end of the reporting period, September 30, 2008. Management will update this estimate and remeasure the short-term share-based payment liability at the end of each reporting period until settlement. The final measurement and charge to compensation expense will be determined on the date of settlement.

5.  Common Stock Warrants

As of September 30, 2008, there were 1,591,735 Common Stock warrants outstanding, all of which were exercisable at exercise prices ranging from $6.40 to $20 per share.

6.  Commitments and Contingencies

Various legal actions and claims occurring in the normal course of business are pending or may be instituted or asserted in the future against the Company. The Company does not believe that the resolution of these matters will have a material effect on the financial position or results of operations of the Company.

In September 2007 and provided that the manufacturer can produce a lower cost e-Port for the Company, the Company had committed to purchase approximately $3,600,000 of inventory from a third party contract manufacturer over an eighteen month period. As of September 30, 2008, the Company had not yet purchased any inventory under this commitment, however it is highly likely that the Company will be required to do so as it is highly likely that the manufacturer will meet its commitment to produce a lower cost e-Port.

7. Subsequent Events

On October 1, 2008, the Company and First Data Merchant Services Corporation, a wholly-owned subsidiary of First Data Corporation ("First Data"), entered into a three year Joint Marketing Agreement. Pursuant to the Joint Marketing Agreement, the Company and First Data agreed to jointly market and sell to vending operators and soft drink bottlers in the United States a prepaid vending solution which utilizes the Company’s e-Port device and First Data’s GO-Tag contactless payment presentation device. The Joint Marketing Agreement contemplates the sale to customers of up to 100,000 e-Ports and up to 25 million GO-Tags over the three year term of the agreement. The Company would sell the e-Ports to the customers at retail pricing. The e-Ports would accept credit cards, debit cards, and contactless cards as well as First Data’s GO-Tag.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

7. Subsequent Events (Continued)

At the time of entering into the Joint Marketing Agreement, the Company issued First Data performance-based warrants to purchase up to 1,500,000 shares of Common Stock. First Data would have the right to purchase 500,000 of such shares within two years of issuance at $5.25 per share (the "A Warrants"), and 1,000,000 of such shares within three years of issuance at $6.00 per share (the "B Warrants"). The A Warrants are only exercisable by First Data if a minimum of 20,000 e-Ports are sold to a customer pursuant to the Joint Marketing Agreement prior to the expiration of the A Warrants. The B Warrants are only exercisable by First Data if the A Warrants become exercisable and if a minimum of 15,000 additional e-Ports are sold to a customer pursuant to the Joint Marketing Agreement following the date on which the A Warrants become exercisable and prior to the expiration of the B Warrants.

The Joint Marketing Agreement provides that First Data has the pre-emptive right for a period of three years to purchase that number of securities being offered for sale by the Company during such three year period in order to maintain its pro-rata portion of the Common Stock of the Company following the issuance of any securities to be sold by the Company in any such subsequent securities offering.

As a result of the issuance of warrants to First Data, the exercise price of the warrants held by S.A.C. Capital Associates, LLC (“S.A.C.”) has been automatically reduced to $5.90 per share from $6.40 per share, and the number of shares underlying these warrants has been automatically increased to 903,955 from 833,333, as required by the terms of the Securities Purchase Agreement with S.A.C. dated March 14, 2007.

During October of fiscal year 2009, the Company purchased 61,244 shares of its Common Stock on the open market at prices ranging from $2.85 to $4.00 per share for a total of $182,895. The Company also purchased 500 shares of its Preferred Stock on the open market at a price of $9.00 per share for a total of $4,500.

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

Results of Operations

Three months ended September 30, 2008

Revenues for the three months ended September 30, 2008 were $3,394,879 compared to $3,355,656 for the corresponding three-month period in the previous fiscal year. This $39,223 or 1% increase was due to a decrease in equipment sales of $611,349 and an increase in license and transaction fees of $650,572. The decrease in equipment sales was due to a decrease in sales of approximately $517,000 in e-Port vending equipment sales, primarily related to the significant number of e-Port units installed in the prior period under the November 2007 agreement with MasterCard Worldwide as compared to sales during the current period, a decrease in sales of approximately $122,000 in energy conservation equipment, and a slight increase in other equipment sales of approximately $28,000. The increase in license and transaction fees was due to the increase in the number of e-Port units on our USALive® network, primarily as a result of the recurring revenues being generated by the e-Port units deployed in the prior fiscal year under the MasterCard PayPass Participation Agreement entered into by the Company, Coca-Cola Enterprises and MasterCard Worldwide (the “CCE/MasterCard Agreement”), as well as first time volume purchases following the MasterCard seeding initiative.

In regards to license fees, as of September 30, 2008, the Company had approximately 42,000 devices connected to our USALive® network as compared to approximately 24,000 devices as of September 30, 2007.

In regards to transaction fees, during the quarter ended September 30, 2008, the Company processed approximately 4.7 million transactions totaling over $11.6 million as compared to approximately 1.8 million transactions totaling over $7.3 million during the quarter ended September 30, 2007, an increase of 161% in transaction volume and 59% in dollars processed.

Cost of sales for the period consisted of equipment costs of $1,433,844 and network and transaction services related costs of $1,057,626. The decrease in total cost of sales of $345,010 or 12% over the same period in the prior year was due to a decrease in equipment costs of $838,648 and an increase in network and transaction services related costs of $493,638.

Gross profit for the three months ended September 30, 2008 was $903,409, compared to a gross profit of $519,176 for the corresponding three-month period in the previous fiscal year. This $384,233 or 74% increase is primarily due to an increase in the profit margins of both the energy equipment sales as well as the e-Port vending equipment sales as a result of producing the products at a lower cost as well as selling both of the products at higher average sales prices.

Selling, general and administrative expense of $4,439,533 decreased by $952,501 or 18% primarily due to a decrease in compensation expense of approximately $980,000, and a decrease in professional and consulting services of approximately $44,000, offset by an increase in product development costs of approximately $80,000. The overall decrease was due to focused cost reduction measures taken by the Company during the third and fourth quarters of fiscal year 2008.

Compensation expense decreased by approximately $980,000 primarily due to a decrease of approximately $1.3 million in non-cash charges related to the Long-Term Equity Incentive Program for fiscal year 2008 as compared to 2007, offset by an increase in salaries expense of approximately $286,000 for non-cash charges for restricted stock granted to officers and an increase in benefit expenses of approximately $29,000.

Depreciation and amortization expense of $418,779 decreased by $81,848 or 16% primarily due to completion of amortization of a non-compete agreement during the current quarter.

The quarter ended September 30, 2008 resulted in a net loss of $3,853,895 (approximately $1.1 million of non-cash charges) compared to a net loss of $5,262,989 (approximately $2.1 million of non-cash charges) for the quarter ended September 30, 2007.

Three months ended September 30, 2007

Revenues for the three months ended September 30, 2007 were $3,355,656 compared to $2,008,897 for the corresponding three-month period in the previous fiscal year. This $1,346,759 or 67% increase was primarily due to an increase in equipment sales of approximately $979,000 and license and transaction fees of approximately $367,000. The increase in equipment sales was due to an increase in sales of approximately $1,109,000 in e-Port vending equipment sales, primarily related to the CCE/MasterCard Agreement, offset by a decrease of approximately $131,000 in business center sales.  The increase in license and transaction fees was due to the increase in the number of e-Port units on our USALive® network, primarily as a result of the CCE/MasterCard Agreement.

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

Liquidity and Capital Resources

For the three months ended September 30, 2008, net cash of $1,761,131 was used by operating activities, primarily due to the net loss of $3,853,895 offset by non-cash charges totaling $1,120,562 for transactions involving the vesting and issuance of common stock to employees, the vesting of stock options, bad debt expense and the depreciation and amortization of assets. In addition to these non-cash charges, the Company’s net operating assets increased by $972,202 primarily due to an increase in prepaid expenses and decreases in accounts payable and accrued expenses, partially offset by decreases in accounts and finance receivables.

The Company used $226,985 in financing activities for the three months ended September 30, 2008 due to the repayment of $197,785 of long-term debt and the retirement of $29,200 in Common Stock.

The Company has incurred losses since inception. Our accumulated deficit through September 30, 2008 is composed of cumulative losses amounting to approximately $166,000,000 and preferred dividends converted to common stock of approximately $2,700,000. The Company has continued to raise capital through equity offerings to fund operations.

As of September 30, 2008 the Company had $7,967,980 of cash and cash equivalents on hand and $6,875,000 of available-for-sale securities, of which $1,425,000 are classified as current assets due to their redemption by the issuer on October 22, 2008. These available-for-sale securities consist of $6,875,000 par value of auction rate securities that were purchased during January 2008 from a broker-dealer. On August 21, 2008 the broker-dealer who sold us the auction rate securities announced a settlement with state regulators and an agreement in principle with the Securities and Exchange Commission pursuant to which, among other things, the broker-dealer will purchase all of our remaining auction rate securities at par upon our request at any time from January 2, 2009 through January 15, 2010. We intend to sell all of our auction rate securities to the broker-dealer on January 2, 2009, if the securities have not already been redeemed by the issuer.

In order to attempt to improve our operating results, we took appropriate actions during the third and fourth quarters of fiscal year 2008 to reduce our cash-based selling, general and administrative expenses. These actions consisted of staff reductions and related costs and reductions in our controllable costs. As a result, our cash-based selling, general and administrative expenses decreased from approximately $4,753,000 during the second quarter of fiscal year 2008 to approximately $4,445,000 during the third quarter of fiscal year 2008, approximately $4,000,000 during the fourth quarter of fiscal year 2008 and further decreased to approximately $3,758,000 during the first quarter of fiscal year 2009. The full benefit of these cash-based cost reductions is reflected starting in the first quarter of the 2009 fiscal year. We also believe that these cost reductions will not materially adversely affect our planned revenue growth for the foreseeable future.

During the 2008 fiscal year, the Company’s monthly cash requirement, including requirements for capital expenditures and net repayments of long-term debt, was approximately $1,200,000 per month. Assuming that the Company’s monthly cash requirement for each of the twelve months during fiscal year 2009 is $1,200,000, the Company’s cash requirements, including capital expenditures and repayment of long-term debt, during fiscal year 2009 would be approximately $14,400,000.

Funding sources in place to meet the Company's cash requirements are comprised of approximately $8,000,000 of cash and cash equivalents on hand and $6,875,000 of available-for-sale securities as of September 30, 2008, for a total of approximately $14,875,000. Based upon the assumptions described above, the Company believes these existing sources will provide sufficient funds to meet its cash requirements, including capital expenditures and repayment of long-term debt, through not only July 1, 2009 (the end of our current fiscal year plus one day) but through at least October 1, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risks for interest rate changes is not significant. Interest rates on its long-term debt are generally fixed and its investments in cash equivalents is not significant. Regarding the Company’s exposure to market risks related to available-for-sale securities, see “Available-for sale Securities” in the Notes to Consolidated Financial Statements. Market risks related to fluctuations of foreign currencies are not significant and the Company has no derivative instruments.

Item 4T.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2008.  Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified  in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There have been no changes during the quarter ended September 30, 2008 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities during the Quarter ended September 30, 2008

During the quarter ended September 30, 2008, the Company issued the following number of shares to its executive officers under the Program on account of the 2008 fiscal year: George R. Jensen, Jr. – 134,820 shares; Stephen P. Herbert – 40,553 shares; and David M. DeMedio – 16,356 shares. The issuance of the shares was exempt from registration under Section 4(2) of the Act.

(b) Issuer purchases of Equity Securities during the Quarter ended September 30, 2008

The following table provides information relating to the Company’s purchases of its Common Stock during the quarter ended September 30, 2008:

Period	Total number of shares (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that yet may be purchased under the plans or programs

July 1 through	7,300	$4.00	--	$470,800
July 31, 2008

Total	7,300	$4.00	--	$470,800

(1) On July 15, 2008, the Board of Directors authorized the purchase by the Company in the open market of up to $500,000 of Common Stock or Series A Preferred Stock through December 31, 2008. All purchases of Common Stock must be in compliance with the Securities and Exchange Commission’s Rule 10b-18. There were no purchases of Series A Preferred Stock during the quarter.

Item 3.  Defaults Upon Senior Securities

There were no defaults on any senior securities. However, on August 1, 2008, an additional $390,294 of dividends were accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of September 30, 2008 are $10,163,594. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

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

USA TECHNOLOGIES, INC.

Date: November 4, 2008	/s/ George R. Jensen, Jr.
George R. Jensen, Jr., Chairman and
Chief Executive Officer

Date: November 4, 2008	/s/ David M. DeMedio
David M. DeMedio,
Chief Financial Officer