Form 10-Q
period 2008-12-31
USA TECHNOLOGIES INC
filed 2009-02-09
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

As of January 16, 2009, there were 15,289,927 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.
Consolidated Balance Sheets

	December 31,	June 30,
	2008	2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$6,111,637	$9,970,691
Available-for-sale securities	4,850,000	-
Accounts receivable, less allowance for uncollectible accounts of approximately $92,000 at December 31, 2008 and $215,000 at June 30, 2008	909,460	3,483,666
Finance receivables	324,257	399,427
Inventory, net	2,481,791	2,299,002
Prepaid expenses and other current assets	644,074	802,223
Total current assets	15,321,219	16,955,009

Available-for-sale securities	-	6,875,000
Finance receivables, less current portion	253,343	424,336
Property and equipment, net	2,293,635	2,024,842
Intangibles, net	5,362,253	5,885,432
Goodwill	7,663,208	7,663,208
Other assets	240,365	227,824
Total assets	$31,134,023	$40,055,651

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,505,270	$4,005,549
Accrued expenses	1,446,613	2,506,035
Current obligations under long-term debt	690,665	526,348
Total current liabilities	4,642,548	7,037,932

Long-term debt, less current portion	496,372	441,170
Total liabilities	5,138,920	7,479,102

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000
Series A convertible preferred- Authorized shares-900,000;
Issued and outstanding shares- 510,270 at December 31, 2008 and 520,392 at June 30, 2008 (liquidation preference of $15,098,161 and $14,977,220, respectively)	3,614,554	3,686,218
Common stock, no par value:
Authorized shares- 640,000,000;
Issued and outstanding shares- 15,275,527 at December 31, 2008 and 15,155,270 at June 30, 2008	194,522,634	193,733,104
Accumulated deficit	(172,142,085)	(164,842,773)
Total shareholders’ equity	25,995,103	32,576,549
Total liabilities and shareholders’ equity	$31,134,023	$40,055,651

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Revenues:
Equipment sales	$1,244,694	$2,631,061	$3,283,609	$5,281,325
License and transaction fees	1,425,535	828,342	2,781,499	1,533,734
Total revenues	2,670,229	3,459,403	6,065,108	6,815,059

Cost of equipment	896,742	1,756,000	2,330,586	4,028,492
Cost of services	1,108,358	660,493	2,165,984	1,224,481
Cost of sales	2,005,100	2,416,493	4,496,570	5,252,973
Gross profit	665,129	1,042,910	1,568,538	1,562,086

Operating expenses:
Selling, general and administrative	3,776,302	4,442,646	8,215,833	9,834,680
Depreciation and amortization	388,252	507,048	807,032	1,007,675
Total operating expenses	4,164,554	4,949,694	9,022,865	10,842,355
Operating loss	(3,499,425)	(3,906,784)	(7,454,327)	(9,280,269)

Other expense:
Interest income	96,572	302,661	224,537	451,553
Interest expense	(26,180)	(35,543)	(53,138)	(73,939)
Total other income	70,392	267,118	171,399	377,614
Net loss	(3,429,033)	(3,639,666)	(7,282,928)	(8,902,655)
Cumulative preferred dividends	-	-	(390,294)	(390,294)
Loss applicable to common shares	$(3,429,033)	$(3,639,666)	$(7,673,222)	$(9,292,949)

Loss per common share (basic and diluted)	$(0.23)	$(0.25)	$(0.51)	$(0.70)

Weighted average number of common shares outstanding (basic and diluted)	15,196,988	14,469,667	15,183,102	13,250,598

See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A Convertible Preferred Stock	Common Stock	Accumulated Deficit	Total
Balance, June 30, 2008	$3,686,218	$193,733,104	$(164,842,773)	$32,576,549
Retirement of 135,744 shares of common stock	-	(315,304)	-	(315,304)
Retirement of 10,122 shares of preferred stock	(71,664)	-	(16,384)	(88,048)
Issuance of 49,390 fully-vested shares of common stock to employees and vesting of shares granted under the 2007-A Stock Compensation Plan	-	274,423	-	274,423
Issuance of 72,000 fully-vested shares of common stock to officers and vesting of shares granted under the 2008 Stock Incentive Plan	-	563,881	-	563,881
Issuance of 134,611 shares of common stock for settlement of the Long-Term Equity Incentive Program liability for Fiscal Year 2008	-	266,530	-	266,530
Net loss	-	-	(7,282,928)	(7,282,928)
Balance, December 31, 2008	$3,614,554	$194,522,634	$(172,142,085)	$25,995,103

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended
	December 31,
	2008	2007
Operating activities
Net loss	$(7,282,928)	$(8,902,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Charges incurred in connection with the vesting and issuance of common stock for employee and officer compensation	838,304	102,741
Charges incurred (reduced) in connection with the Long-term Equity Incentive Program	(268,407)	1,247,089
Charges incurred in connection with stock options	-	60,554
Bad debt expense (recovery)	(27,380)	125,711
Amortization	523,179	618,300
Depreciation, $41,667 of which is allocated to cost of services for the six months ended December 31, 2008	325,520	389,375
Changes in operating assets and liabilities:
Accounts receivable	2,601,586	(1,483,812)
Finance receivables	246,163	(155,140)
Inventory	(182,789)	577,786
Prepaid expenses and other assets	408,822	(657,739)
Accounts payable	(1,500,279)	1,601,105
Accrued expenses	(524,485)	212,405
Net cash used in operating activities	(4,842,694)	(6,264,280)

Investing activities
Purchase of property and equipment, net	(170,100)	(403,939)
Net proceeds from redemption/sale of available-for-sale securities	2,025,000	6,350,000
Net cash provided by investing activities	1,854,900	5,946,061

Financing activities
Net proceeds from the issuance (payments for retirement) of common stock	(315,304)	19,069,965
Payments for retirement of preferred stock	(88,048)	-
Proceeds from the issuance of long-term debt	-	332,740
Repayment of long-term debt	(467,908)	(373,235)
Net cash provided by (used in) financing activities	(871,260)	19,029,470

Net increase (decrease) in cash and cash equivalents	(3,859,054)	18,711,251
Cash and cash equivalents at beginning of period	9,970,691	5,163,844
Cash and cash equivalents at end of period	$6,111,637	$23,875,095

Supplemental disclosures of cash flow information:
Prepaid insurance financed with long-term debt	$225,785	$203,777
Prepaid maintenance contracts financed with long-term debt	$37,429	$-
Cash paid for interest	$54,351	$73,097
Equipment acquired under capital lease	$424,213	$63,925

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

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the six-month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company has incurred losses from its inception through June 30, 2008 and losses have continued through December 2008 and are expected to continue during fiscal year 2009. The Company's ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and the available capital resources. Until the Company's products and services can generate sufficient operating revenues, the Company will be required to use its cash and cash equivalents on hand as discussed below, as well as raise capital to meet its cash flow requirements including the issuance of Common Stock and the exercise of outstanding Common Stock warrants.

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

As of December 31, 2008 and June 30, 2008, available-for-sales securities consisted of $4,850,000 and $6,875,000, par value of auction rate securities (“ARS”), respectively that were purchased during January 2008. At December 31, 2008, the Company classified $4,850,000 of the ARS as current assets due to the purchase of the securities, at par, on January 2, 2009, pursuant to the agreement described in the following paragraph, by the broker-dealer who sold the ARS to the Company.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.  Accounting Policies (Continued)

On August 21, 2008, the broker-dealer who sold the Company the ARS announced a settlement with state regulators and an agreement in principle with the Securities and Exchange Commission pursuant to which, among other things, the broker-dealer purchased all of the Company’s remaining ARS at par upon the Company’s request on January 2, 2009. As such, there were no unrealized losses recorded as of December 31, 2008 in connection with these investments.

Inventory

Inventory consists of finished goods and packaging materials. The Company's inventory is stated at the lower of cost (average cost basis) or market.

Income Taxes

No provision for income taxes has been made in the six months ended December 31, 2008 and 2007 given the Company’s losses in 2008 and 2007 and available net operating loss carryforwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

Loss Per Common Share

Basic earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period plus the dilutive effect (unless such effect is anti-dilutive) of potential common shares. No exercise of stock options, stock purchase warrants, or the conversion of preferred stock or cumulative preferred dividends was assumed during the periods presented because the assumed exercise of these securities would be anti-dilutive.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.  Accounting Policies (Continued)

Shared-Based Payment

The Company applies FAS123(R) “Share-Based Payment” which requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. There were no common stock options granted during the six months ended December 31, 2008 and 2007. The Company recorded stock compensation expense of $349,597 and $838,304 related to Common Stock grants and the vesting of shares previously granted to employees and officers, excluding the Long-term Equity Incentive Program, during the three and six months ended December 31, 2008, respectively. The Company recorded stock compensation expense of $52,787 and $102,741 related to Common Stock grants and the vesting of shares previously granted to employees, excluding the Long-term Equity Incentive Program, during the three and six months ended December 31, 2007, respectively. There was no vesting of Common Stock options during the six months ended December 31, 2008. The Company recorded $30,277 and $60,554 related to the vesting of Common Stock options during the three and six months ended December 31, 2007, respectively. The Company recorded a reduction to stock compensation expense of $465,830 and $244,342 related to the vesting of shares under the Long-term Equity Incentive Program during the three months ended December 31, 2008 and 2007, respectively. The Company recorded a reduction to stock compensation expense of $268,407 and expense of $1,247,089 related to the vesting of shares under the Long-term Equity Incentive Program during the six months ended December 31, 2008 and 2007, respectively.

2.  Accrued Expenses

Accrued expenses consist of the following:
	December 31	June 30
	2008	2008
	(unaudited)
Accrued professional fees	$474,410	$265,557
Accrued other	325,804	226,427
Accrued compensation and related sales commissions	248,325	640,726
Accrued taxes and filing fees	203,850	417,848
Accrued share-based payment liability	107,458	755,489
Advanced customer billings	86,766	199,988
	$1,446,613	$2,506,035

USA Technologies, Inc.
Notes to Consolidated Financial Statements

3.  Long-Term Debt

Long-term debt consists of the following:
	December 31	June 30
	2008	2008
	(unaudited)
Capital lease obligations	$756,081	$561,286
Loan agreements	430,956	406,232
	1,187,037	967,518
Less current portion	690,665	526,348
	$496,372	$441,170

As of December 31, 2008, $163,126 and $68,789 of the current and long-term Finance Receivables, respectively, are collateral for the outstanding balances of loans, of which $160,311 and $9,026 is classified as current and long-term debt, respectively.

During November 2008, the Company entered into various capital leases for network equipment and maintenance contracts on the equipment totaling $461,642, due in 24 to 36 monthly installments at interest rates from 3.75% to 12.35%.

During November 2008, the Company financed a portion of the premiums for various insurance policies totaling $134,987 due in 10 monthly installments at an interest rate of 6.25%.

4.  Common Stock

For the six months ended December 31, 2008, the Company purchased 135,744 shares of its Common Stock on the open market at prices ranging from $1.26 to $4.00 per share for a total of $315,304 and then retired the Common Shares. During the same period, the Company also purchased 10,122 shares of its Preferred Stock on the open market at prices ranging from $8.00 to $9.50 per share for a total of $88,048 and then retired the Preferred Shares.

During the 2008 fiscal year a portion of the e-Port units sold consisted of units pertaining to the MasterCard PayPass seeding program with reduced selling prices resulting in reduced gross profit and EBITDA. Management’s goal was to have the maximum number of units deployed in the field as quickly as possible. The Compensation Committee agreed with management that given the current stage of the Company’s business, it was beneficial to the Company to maximize the number of e-Ports in the field as soon as possible. In September 2008, the Compensation Committee recommended to the Board of Directors that the selling price of the e-Ports sold during fiscal year 2008 as part of the seeding program be “normalized” to the current retail price for the Long-Term Equity Incentive Program (the “Program”). The normalization resulted in increased gross profit and EBITDA for the e-Port units sold in the MasterCard PayPass seeding program. The Board of Directors approved the recommendation of the Compensation Committee on September 3, 2008.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

4.  Common Stock (Continued)

As a result of the normalization, a lower than target hurdle was met for gross profit (85%), resulting in the issuance to the executive officers of a total of 191,729 shares under the Plan for the 2008 fiscal year versus a total of 126,973 shares prior to the normalization. The specific allocation of the shares among the executive officers was as follows: Mr. Jensen-134,820 shares; Mr. Herbert- 40,553 shares; and Mr. DeMedio- 16,356 shares. As a result, the vesting of the additional 64,756 shares resulted in compensation expense of $287,517 and a corresponding amount recorded to the accrued share-based liability on September 3, 2008, when the market value of the Company’s Common Stock was $4.44 per share. On September 30, 2008, the Company’s share price was $4.14, and the total share-based payment liability related to the fiscal year 2008 award was $794,333. During the three months ended September 30, 2008, the Company recorded stock compensation expense of $38,844 related to the Program for fiscal year 2008, $268,284 of which relates to the additional 64,756 shares awarded, offset by a reduction of $229,440 related to the change in the fair value of the original award. On December 30, 2008, the executive officers exercised their right to cancel shares for payroll tax obligations. As a result, 57,118 of the 191,729 vested shares were cancelled to satisfy $113,093 of related payroll tax obligations. The final settlement of the award for the fiscal year 2008 Program resulted in a reduction of the short-term share-based payment liability of $794,333, a reduction of a tax receivable for $113,093, a reduction of compensation expense of $414,710 and a credit to Common Stock of $266,530 (134,611 shares at $1.98), as the share price on the date of settlement was $1.98. The total compensation expense recognized for the fiscal year 2008 Program was $379,623, of which $755,489 was recorded in the fiscal year ended June 30, 2008, and was offset by reductions in compensation expense of $375,866 during the first six months of fiscal year 2009.

During September 2008, the Company entered into amendments to the employment agreements with Mr. Jensen, Mr. Herbert and Mr. DeMedio. As part of the amendments, Mr. Jensen was granted 110,000 shares of Common Stock under the 2008 Stock Incentive Plan valued at $4.44 per share which vest as follows: 36,000 on September 15, 2008; 37,000 on January 15, 2009; and 37,000 on June 30, 2009; Mr. Herbert was also granted 85,000 shares of Common Stock under the 2008 Stock Incentive Plan valued at $4.44 per share which vest as follows: 28,000 on September 15, 2008; 28,000 on January 15, 2009; and 29,000 on June 30, 2009; and Mr. DeMedio was granted 25,000 shares of Common Stock under the 2008 Stock Incentive Plan valued at $4.44 per share which vest as follows: 8,000 on September 15, 2008; 8,000 on January 15, 2009; and 9,000 on June 30, 2009.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

4.  Common Stock (Continued)

In conjunction with the Plan award for fiscal year 2009, the Company recorded compensation expense of $107,458 and a corresponding amount to the short-term accrued shared-based payment liability during the six months ended December 31, 2008. Of which, $158,758 of compensation expense was recorded during the three months ended September 30, 2008, offset by a reduction of compensation expense of $51,120 during the three months ended December 31, 2008. This amount was based on management’s estimate of the probability of meeting the target goals and fair value of the Company’s stock of $2.11 at the end of the reporting period, December 31, 2008. Management will update this estimate and remeasure the short-term share-based payment liability at the end of each reporting period until settlement. The final measurement and charge to compensation expense will be determined on the date of settlement.

5.  Common Stock Warrants

As of December 31, 2008, there were 3,162,357 Common Stock warrants outstanding, all of which were exercisable at exercise prices ranging from $5.25 to $20 per share.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

5.  Common Stock Warrants (Continued)

At the time of entering into the Joint Marketing Agreement, the Company issued First Data performance-based warrants to purchase up to 1,500,000 shares of Common Stock. First Data would have the right to purchase 500,000 of such shares within two years of issuance at $5.25 per share (the "A Warrants"), and 1,000,000 of such shares within three years of issuance at $6.00 per share (the "B Warrants"). The A Warrants are only exercisable by First Data if a minimum of 20,000 e-Ports are sold to a customer pursuant to the Joint Marketing Agreement prior to the expiration of the A Warrants. The B Warrants are only exercisable by First Data if the A Warrants become exercisable and if a minimum of 15,000 additional e-Ports are sold to a customer pursuant to the Joint Marketing Agreement following the date on which the A Warrants become exercisable and prior to the expiration of the B Warrants. In accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", the Company will determine the fair market value of the warrants on their respective measurement dates for determining the amount of expense, if any, to record to Selling, General and Administrative expense.

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

In September 2007 and provided that the manufacturer can produce a lower cost e-Port for the Company, the Company had committed to purchase approximately $3,600,000 of inventory from a third party contract manufacturer over an eighteen month period. As of December 31, 2008, the Company had not yet purchased any inventory under this commitment. The commitment to purchase inventory is to begin upon the approval, by the Company, of the pre-production unit.  The Company provided such approval to the manufacturer in February 2009. The Company expects to start receiving shipments from this third party contract manufacturer during the third quarter of the 2009 fiscal year.

7.  Subsequent Events

On February 4, 2009, the Board of Directors approved the recommendation of the Compensation Committee that the final twelve month measuring period under the Program (see note 4) be changed from the fiscal year ending June 30, 2009 to the fiscal year ending June 30, 2010. The foregoing was approved by the Board as the Board did not believe it would be appropriate to reward senior management with bonuses during the current economic slow down. As a result, the short-term accrued share-based payment liability of $107,458 as of December 31, 2008 will be reversed, with a corresponding reduction to compensation expense during the three months ended March 31, 2009.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations Forward Looking Statements

This Form 10-Q contains certain forward looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “believes,” “expects,” “anticipates,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected, include, for example (i) the ability of the Company to generate sufficient sales to generate operating profits, or to sell products at a profit, (ii) the ability of the Company to raise funds in the future through sales of securities, (iii) whether the Company is able to enter into binding agreements with third parties to assist in product or network development, (iv) the ability of the Company to commercialize its developmental products, or if actually commercialized, to obtain commercial acceptance thereof, (v) the ability of the Company to compete with its competitors to obtain market share, (vi) the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations or to fund development and marketing of its products, (vii) the ability of the Company to obtain approval of its pending patent applications or the risk that its technologies would infringe patents owned by others, (viii) the ability of the Company to satisfy its trade obligations included in accounts payable and accrued liabilities, (ix) the ability of the Company to predict or estimate its future quarterly or annual revenues given the developing and unpredictable market for its products and the lack of established revenues, (x) the ability of the Company to retain key customers as a significant portion of its revenues is derived from a limited number of key customers, (xi) the ability of a key customer to reduce or delay purchasing products from the Company, and (xii) as a result of the slowdown in the economy and/or the tightening of the capital and credit markets, our customers may modify, delay or cancel plans to purchase our products or services, and suppliers may increase their prices, reduce their output or change their terms of sale. Although the Company believes that the forward looking statements contained herein are reasonable, it can give no assurance that the Company’s expectations will be met.

Results of Operations

Three months ended December 31, 2008

Revenues for the three months ended December 31, 2008 were $2,670,229 compared to $3,459,403 for the corresponding three-month period in the previous fiscal year. This $789,174 or 23% decrease was due to a decrease in equipment sales of $1,386,367, offset by an increase in license and transaction fees of $597,193. The decrease in equipment sales was due to a decrease in sales of approximately $1,186,000 in e-Port vending equipment and approximately $383,000 in energy conservation equipment, offset by an increase in other equipment sales of approximately $183,000. The decrease in e-Port vending equipment sales was primarily related to a decrease in capital spending by some of our customers due to the current economic slowdown, as well as key customers awaiting release of the e-Port G8 and e-Port Edge™ products, anticipated to occur during the third quarter of fiscal 2009. The increase in license and transaction fees was due to the increase in the number of e-Port units on our USALive® network, primarily as a result of the recurring revenues being generated by the e-Port units connected to our network.

In regards to license fees, as of December 31, 2008, the Company had approximately 43,000 devices connected to our USALive® network as compared to approximately 25,000 devices as of December 31, 2007.

In regards to transaction fees, during the quarter ended December 31, 2008, the Company processed approximately 5.1 million transactions totaling over $10.6 million as compared to approximately 2.4 million transactions totaling over $7.7 million during the quarter ended December 31, 2007, an increase of 113% in transaction volume and 38% in dollars processed.

Cost of sales for the period consisted of equipment costs of $896,742 and network and transaction services related costs of $1,108,358. The decrease in total cost of sales of $411,393 or 17% over the same period in the prior year was due to a decrease in equipment costs of $859,258, offset by an increase in network and transaction services related costs of $447,865.

Gross profit for the three months ended December 31, 2008 was $665,129, compared to a gross profit of $1,042,910 for the corresponding three-month period in the previous fiscal year. This $377,781 or 36% decrease is primarily due to a decrease in sales of both energy conservation equipment as well as e-Port vending equipment, offset by an increase in the gross profit from license and transaction fees. The decrease in equipment sales is primarily due to a decrease in capital spending by some of our customers due to the current economic slowdown.

Selling, general and administrative expense of $3,776,302 decreased by $666,344 or 15% primarily due to a decrease in compensation expense of approximately $769,000, a decrease in employee recruitment and relocation expenses of approximately $215,000, and a decrease in bad debt expense of approximately $143,000, offset by an increase in professional and consulting services of approximately $370,000 and an increase in product development costs of approximately $140,000. The overall decrease was due to focused cost reduction measures taken by the Company during the third and fourth quarters of fiscal year 2008. The increase in product development costs and consulting services is directly attributable to the costs incurred in connection with the development of our new e-Port G-8 and e-Port Edge products which are anticipated to be released during the third quarter of this fiscal year.

Compensation expense decreased by approximately $769,000 primarily due to a decrease of approximately $221,000 in non-cash charges related to the Long-Term Equity Incentive Program for fiscal year 2008 as compared to the program for 2007, specifically due to a decrease in the market value of the Company’s stock, as well as a $515,000 decrease in salary expense.

Depreciation and amortization expense of $388,252 decreased by $118,796 or 23% primarily due to completion of amortization of a non-compete agreement during the quarter ended September 30, 2008.

The quarter ended December 31, 2008 resulted in a net loss of $3,429,033 (approximately $0.3 million of non-cash charges) compared to a net loss of $3,639,666 (approximately $0.4 million of non-cash charges) for the quarter ended December 31, 2007.

Six months ended December 31, 2008

Revenues for the six months ended December 31, 2008 were $6,065,108 compared to $6,815,059 for the corresponding six-month period in the previous fiscal year. This $749,951 or 11% decrease was primarily due to a decrease in equipment sales of $1,997,716, offset by an increase in license and transaction fees of $1,247,765. The decrease in equipment sales was due to a decrease in sales of approximately $1,703,000 of e-Port vending equipment and approximately $505,000 in energy conservation equipment, offset by an increase in other equipment sales of approximately $210,000. The decrease in e-Port vending equipment sales was primarily related to a decrease in capital spending by some of our customers due to the current economic slowdown, as well as key customers awaiting release of the e-Port G8 and e-Port Edge™ products, anticipated to occur during the third quarter of fiscal 2009. The increase in license and transaction fees was due to the increase in the number of e-Port units on our USALive® network, primarily as a result of the recurring revenues being generated by the e-Port units connected to our network.

In regards to transaction fees, during the six months ended December 31, 2008, the Company processed approximately 9.8 million transactions totaling over $22.2 million as compared to approximately 4.2 million transactions totaling over $15.0 million during the six months ended December 31, 2007, an increase of 133% in transaction volume and 48% in dollars processed.

Cost of sales for the period consisted of equipment costs of $2,330,586 and network and transaction services related costs of $2,165,984. The decrease in total cost of sales of $756,403 or 14% over the same period in the prior year was due to a decrease in equipment costs of $1,697,906 and an increase in network and transaction services related costs of $941,503.

Gross profit for the six months ended December 31, 2008 was $1,568,538 compared to gross profit of $1,562,086 for the corresponding six-month period in the previous fiscal year. This slight increase is primarily due to an increase in the profit margin of e-Port vending equipment sales as a result of an increase in the average sales price and producing more of the product components at a lower cost primarily due to offshore production.

Selling, general and administrative expense of $8,215,833, decreased by $1,618,847 or 16% primarily due to a decreases in compensation expense of approximately $1,768,000, recruiting fees of approximately $252,000, bad debt expense of approximately $153,000, and advertising expense of approximately $110,000, offset by increases in professional and consulting services of approximately $326,000, and product development costs of approximately $220,000. The overall decrease was due to focused cost reduction measures taken by the Company during the third and fourth quarters of fiscal year 2008. The increase in product development costs and consulting services is directly attributable to the costs related to the development of our new e-Port G-8 and e-Port Edge products which are anticipated to be released during the third quarter of this fiscal year.

Compensation expense decreased by approximately $1,768,000 primarily due to a decrease of approximately $1,515,000 in non-cash charges related to the Long-Term Equity Incentive Program for fiscal year 2008 as compared to the program for fiscal year 2007, specifically due to a decrease in the market value of the Company’s stock, as well as a $229,000 decrease in salaries expense.

The six-month period ended December 31, 2008 resulted in a net loss of $7,282,928 (approximately $1.4 million of non-cash charges) compared to a net loss of $8,902,655 (approximately $2.5 million of non-cash charges) for the six-month period ended December 31, 2007.

Liquidity and Capital Resources

For the six months ended December 31, 2008, net cash of $4,842,694 was used by operating activities, primarily due to the net loss of $7,282,928 offset by non-cash charges totaling $1,391,216 for transactions involving the vesting and issuance of common stock for employee and officer compensation, the vesting of stock options, bad debt expense and the depreciation and amortization of assets. In addition to these non-cash charges, the Company’s net operating assets decreased by $1,049,018 primarily due to decreases in prepaid expenses, and accounts and finance receivables, offset by an increase in inventory and decreases in accounts payable and accrued expenses.

The Company used cash of $871,260 in financing activities for the six months ended December 31, 2008 due to the repayment of $467,908 of long-term debt and cash used to purchase and retire of $315,304 and $88,048 in Common Stock and Preferred Stock, respectively.

The Company has incurred losses since inception. Our accumulated deficit through December 31, 2008 is composed of cumulative losses amounting to approximately $169,000,000 and preferred dividends converted to common stock of approximately $2,700,000. The Company has continued to raise capital through equity offerings to fund operations.

As of December 31, 2008 the Company had $6,111,637 of cash and cash equivalents on hand and $4,850,000 of available-for-sale securities, which were classified as current assets due to their purchase at par value, on January 2, 2009 by the broker-dealer who sold the ARS to the Company. As a result of these purchases, as of January 2, 2009, the Company had cash and cash equivalents of approximately $11,000,000.

In order to attempt to improve our operating results, we took appropriate actions during the third and fourth quarters of fiscal year 2008 to reduce our cash-based selling, general and administrative expenses. These actions consisted of staff reductions and related costs and reductions in our controllable costs. As a result, our cash-based selling, general and administrative expenses decreased from approximately $4,753,000 during the second quarter of fiscal year 2008 to approximately $4,445,000 during the third quarter of fiscal year 2008, to approximately $4,000,000 during the fourth quarter of fiscal year 2008, to approximately $3,758,000 during the first quarter of fiscal year 2009 and further decreased to approximately $3,547,000 during the second quarter of fiscal year 2009. As a result of these reductions, during the first six months of the 2009 fiscal year, the Company’s average monthly cash used in operating activities was $807,116 resulting in net cash used during the six month period of $4,842,694.

On January 5, 2009, the Company reduced the number of its employees by 22 individuals and implemented other cost savings measures. The Company also intends to eliminate costs during the third quarter of this fiscal year related to product development projects that are expected to be completed by the end of the third fiscal quarter. These actions are anticipated to have the effect of reducing the Company's monthly cash-based operating expenses to approximately $800,000 commencing in the fourth quarter of fiscal year 2009. Assuming that the Company's anticipated monthly cash-based operating expenses would be $800,000 and that its average monthly gross profit of $261,000 earned during the six months ended December 31, 2008 would continue, the Company’s average monthly cash requirements would be approximately $539,000.

Based on the assumptions above, the Company believes its existing cash and cash equivalents as of January 2, 2009, totaling approximately $10,962,000, would provide sufficient funds to meet its cash requirements, including capital expenditures and repayment of long-term debt, through at least July 1, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risks for interest rate changes is not significant. Interest rates on its long-term debt are generally fixed and its investment in cash equivalents is not significant. Regarding the Company’s exposure to market risks related to available-for-sale securities, see “Available-for sale Securities” in the Notes to Consolidated Financial Statements. Market risks related to fluctuations of foreign currencies are not significant and the Company has no derivative instruments.

Item 4T.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2008.  Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified  in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There have been no changes during the quarter ended December 31, 2008 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of Equity Securities during the Quarter ended December 31, 2008

The following table provides information relating to the Company’s purchases of its Common Stock and Series A Convertible Preferred Stock during the quarter ended December 31, 2008:

Period	Total number of shares (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that yet may be purchased under the plans or programs (2)

October 1 through October 31, 2008: Common Stock	61,244	$3.055	61,244	$278,950
November 1 through November 30, 2008: Common Stock	21,900	1.5463	21,900	$161,788
December 1 through December 31, 2008: Common Stock	45,300	1.4379	45,300	$596,651
Total, Common	128,444	$2.2275	128,444	$596,651

October 1 through October 31, 2008: Preferred Stock	500	$9.50	500	$278,950
November 1 through November 30, 2008: Preferred Stock	9,622	8.657	9,622	$161,788
Total, Preferred	10,122	$8.6987	10,122	$596,651

(1) On July 15, 2008, the Board of Directors authorized the purchase by the Company in the open market of up to $500,000 of Common Stock or Series A Preferred Stock through December 31, 2008. On December 4, 2008, the Board of Directors increased the aggregate amount that may be utilized under its existing share repurchase program from $500,000 to $1,000,000 and extended the expiration date of the repurchase program from December 31, 2008 to June 30, 2009. All purchases of Common Stock must be in compliance with the Securities and Exchange Commission’s Rule 10b-18.
(2) Reflects dollar amount available for purchase of either Common Stock and/or Preferred stock under the plan. As of December 31, 2008, there was $596,651 available for purchase of Common Stock and/or Preferred Stock under the plan.

Item 5.	Other Information

During February 2007, at the recommendation of the Compensation Committee, the Board of Directors adopted the Long-Term Equity Incentive Program covering the Company’s executive officers – Messrs. Jensen, Herbert and DeMedio. The purpose of the Plan is to ensure continuity of the Company’s executives, encourage stock ownership by the executives, align the interests of the executives with those of the shareholders, and provide incentives and rewards to the executives who are largely responsible for the management and growth of the Company. Under the Plan, each executive officer will be awarded common stock of the Company in the event the Company achieves target goals relating to each of revenues, gross profit and EBITDA during each of the fiscal years ending June 30, 2007, June 30, 2008, and June 30, 2009. On February 4, 2009, the Board of Directors approved the recommendation of the Compensation Committee that the final twelve month measuring period under the Plan be changed from the fiscal year ending June 30, 2009 to the fiscal year ending June 30, 2010. The foregoing was approved by the Board as the Board did not believe it would be appropriate to reward senior management with bonuses during the current economic slow down.

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

USA TECHNOLOGIES, INC.

Date: February 9, 2009	/s/ George R. Jensen, Jr.
George R. Jensen, Jr., Chairman and
Chief Executive Officer

Date: February 9, 2009	/s/ David M. DeMedio
David M. DeMedio,
Chief Financial Officer