Form 10-Q
period 2009-03-31
USA TECHNOLOGIES INC
filed 2009-05-11
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

As of April 23, 2009, there were 15,345,322 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.
Consolidated Balance Sheets

	March 31,	June 30,
	2009	2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$8,440,255	$9,970,691
Accounts receivable, less allowance for uncollectible accounts of approximately $157,000 at March 31, 2009 and $215,000 at June 30, 2008	1,767,200	3,483,666
Finance receivables	281,493	399,427
Inventory, net	2,310,164	2,299,002
Prepaid expenses and other current assets	759,255	802,223
Total current assets	13,558,367	16,955,009

Available-for-sale securities	-	6,875,000
Finance receivables, less current portion	184,728	424,336
Property and equipment, net	2,149,059	2,024,842
Intangibles, net	5,103,653	5,885,432
Goodwill	7,663,208	7,663,208
Other assets	229,561	227,824
Total assets	$28,888,576	$40,055,651

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,104,318	$4,005,549
Accrued expenses	2,128,694	2,506,035
Current obligations under long-term debt	567,311	526,348
Total current liabilities	5,800,323	7,037,932

Long-term debt, less current portion	396,629	441,170
Total liabilities	6,196,952	7,479,102

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000
Series A convertible preferred- Authorized shares 900,000;
Issued and outstanding shares- 510,270 at March 31, 2009 and 520,392 at June 30, 2008 (liquidation preference of $15,451,307 and $14,977,220, respectively)	3,614,554	3,686,218
Common stock, no par value:
Authorized shares- 640,000,000;
Issued and outstanding shares- 15,336,722 at March 31, 2009 and 15,155,270 at June 30, 2008	194,749,708	193,733,104
Accumulated deficit	(175,672,638)	(164,842,773)
Total shareholders’ equity	22,691,624	32,576,549
Total liabilities and shareholders’ equity	$28,888,576	$40,055,651

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Revenues:
Equipment sales	$883,318	$3,220,397	$4,166,927	$8,501,722
License and transaction fees	1,425,614	1,043,115	4,207,113	2,576,849
Total revenues	2,308,932	4,263,512	8,374,040	11,078,571

Cost of equipment	608,943	2,563,596	2,939,529	6,592,088
Cost of services	1,108,805	804,194	3,274,789	2,028,675
Cost of sales	1,717,748	3,367,790	6,214,318	8,620,763
Gross profit	591,184	895,722	2,159,722	2,457,808

Operating expenses:
Selling, general and administrative	3,755,245	4,392,292	11,971,078	14,226,973
Depreciation and amortization	381,388	490,093	1,188,420	1,497,768
Total operating expenses	4,136,633	4,882,385	13,159,498	15,724,741
Operating loss	(3,545,449)	(3,986,663)	(10,999,776)	(13,266,933)

Other expense:
Interest income	38,700	264,567	263,237	716,120
Interest expense	(23,804)	(38,450)	(76,942)	(112,388)
Total other income	14,896	226,117	186,295	603,732
Net loss	(3,530,553)	(3,760,546)	(10,813,481)	(12,663,201)
Cumulative preferred dividends	(382,703)	(390,294)	(772,997)	(780,588)
Loss applicable to common shares	$(3,913,256)	$(4,150,840)	$(11,586,478)	$(13,443,789)

Loss per common share (basic and diluted)	$(0.26)	$(0.28)	$(0.76)	$(0.97)

Weighted average number of common shares outstanding (basic and diluted)	15,345,492	15,023,313	15,236,442	13,837,206

See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity Nine months ended March 31, 2009 (Unaudited)

	Series A Convertible Preferred Stock	Common Stock	Accumulated Deficit	Total
Balance, June 30, 2008	$3,686,218	$193,733,104	$(164,842,773)	$32,576,549
Retirement of 162,599 shares of common stock	-	(364,597)	-	(364,597)
Retirement of 10,122 shares of preferred stock	(71,664)	-	(16,384)	(88,048)
Issuance of 56,487 fully-vested shares of common stock to employees and vesting of shares granted under the 2007-A Stock Compensation Plan	-	284,117	-	284,117
Issuance of 152,953 fully-vested shares of common stock to officers and employees and vesting of shares granted under the 2008 Stock Incentive Plan	-	830,554	-	830,554
Issuance of 134,611 shares of common stock for settlement of the Long-Term Equity Incentive Program liability for Fiscal Year 2008	-	266,530	-	266,530
Net loss	-	-	(10,813,481)	(10,813,481)
Balance, March 31, 2009	$3,614,554	$194,749,708	$(175,672,638)	$22,691,624

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended
	March 31,
	2009	2008
Operating activities
Net loss	$(10,813,481)	$(12,663,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Charges incurred in connection with the vesting and issuance of common stock for employee and officer compensation	1,114,671	138,704
Charges incurred (reduced) in connection with the Long-term Equity Incentive Program	(375,866)	1,152,915
Charges incurred in connection with stock options	-	66,020
Bad debt expense	40,552	137,212
Amortization	781,779	927,450
Depreciation, $64,201 of which is allocated to cost of services for the nine months ended March 31, 2009	470,842	570,318
Changes in operating assets and liabilities:
Accounts receivable	1,675,914	(118,246)
Finance receivables	357,542	(287,826)
Inventory	(11,162)	775,746
Prepaid expenses and other assets	304,444	(84,552)
Accounts payable	(901,231)	(768,911)
Accrued expenses	265,055	379,999
Net cash used in operating activities	(7,090,941)	(9,774,372)

Investing activities
Purchase of property and equipment, net	(170,447)	(528,110)
Net proceeds from redemption/sale (purchases) of available-for-sale securities	6,875,000	(7,800,000)
Net cash provided by (used in) investing activities	6,704,553	(8,328,110)

Financing activities
Net proceeds from the issuance (payments for retirement) of common stock	(364,597)	20,028,422
Payments for retirement of preferred stock	(88,048)	-
Proceeds from the issuance of long-term debt	-	332,740
Repayment of long-term debt	(691,403)	(607,793)
Net cash provided by (used in) financing activities	(1,144,048)	19,753,369

Net increase (decrease) in cash and cash equivalents	(1,530,436)	1,650,887
Cash and cash equivalents at beginning of period	9,970,691	5,163,844
Cash and cash equivalents at end of period	$8,440,255	$6,814,731

Supplemental disclosures of cash flow information:
Prepaid insurance financed with long-term debt	$225,785	$203,777
Prepaid maintenance contracts financed with long-term debt	$37,429	$-
Cash paid for interest	$78,230	$126,962
Equipment acquired under capital lease	$424,612	$220,331

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

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the nine-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company has incurred losses from its inception through June 30, 2008 and losses have continued through March 2009 and are expected to continue during fiscal year 2009. The Company's ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and the available capital resources. Until the Company's products and services can generate sufficient operating revenues, the Company will be required to use its cash and cash equivalents on hand, as well as raise capital to meet its cash flow requirements including the issuance of Common Stock and the exercise of outstanding Common Stock warrants.

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

As of March 31, 2009 and June 30, 2008, available-for-sale securities consisted of $0 and $6,875,000, par value of auction rate securities (“ARS”), respectively, that were purchased during January 2008. On January 2, 2009 the ARS were purchased by the broker-dealer who sold the securities to the Company, pursuant to the agreement described in the following paragraph.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.  Accounting Policies (Continued)

On August 21, 2008, the broker-dealer who sold the Company the ARS announced a settlement with state regulators and an agreement in principle with the Securities and Exchange Commission pursuant to which, among other things, the broker-dealer purchased all of the Company’s remaining ARS at par upon the Company’s request on January 2, 2009. As such, there were no unrealized losses recorded as of March 31, 2009 in connection with these investments.

Inventory

Inventory consists of finished goods and packaging materials. The Company's inventory is stated at the lower of cost (average cost basis) or market.

Income Taxes

No provision for income taxes has been made in the nine months ended March 31, 2009 and 2008 given the Company’s losses in 2009 and 2008 and available net operating loss carryforwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.  Accounting Policies (Continued)

Shared-Based Payment

The Company applies FAS123(R) “Share-Based Payment” which requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. There were no common stock options granted during the nine months ended March 31, 2009 and 2008. The Company recorded stock compensation expense of $276,367 and $1,114,671 related to Common Stock grants and the vesting of shares previously granted to employees and officers, excluding the Long-term Equity Incentive Program (the “LTIP Program”), during the three and nine months ended March 31, 2009, respectively. The Company recorded stock compensation expense of $35,963 and $138,704 related to Common Stock grants and the vesting of shares previously granted to employees, excluding the LTIP Program, during the three and nine months ended March 31, 2008, respectively. There was no vesting of Common Stock options during the nine months ended March 31, 2009. The Company recorded $5,466 and $66,020 related to the vesting of Common Stock options during the three and nine months ended March 31, 2008, respectively.

The Company recorded a reduction to stock compensation expense of $94,174 and recorded stock compensation expense of $1,152,915 related to the vesting of shares under the LTIP Program during the three and nine months ended March 31, 2008, respectively. On February 4, 2009, the Board of Directors approved the recommendation of the Compensation Committee that the final twelve month measuring period under the LTIP Program be changed from the fiscal year ending June 30, 2009 to the fiscal year ending June 20, 2010.  The foregoing was approved by the Board as it did not believe it would be appropriate to reward senior management with bonuses during the current economic slowdown. Accordingly, during the three months ended March 31, 2009, the Company recorded a reduction to stock compensation expense of $107,458, representing the total stock compensation expense accrued, to date, for the fiscal year. During the nine months ended March 31, 2009 the Company recorded a reduction to stock compensation expense of $375,866 related to the LTIP Program.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities.  The Statement is effective for financial statements issued for a reporting period that begins after November 15, 2008, regardless of whether that reporting period is the first interim period in the entity’s fiscal year. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.  Accounting Policies (Continued)

In April 2008, the Financial Accounting Standards Board issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

In May 2008, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF Issue No. 08-4, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios” (“EITF 08-4”). EITF 08-4 provides transition guidance for conforming changes made to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios”, that resulted from EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity”.  The conforming changes are effective for financial statements issued for fiscal years ending after December 15, 2008, with earlier application permitted. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

In June 2008, the Financial Accounting Standards Board issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 clarifies that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. The EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

In June 2008, the Financial Accounting Standards Board issued FSP No. EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock” (“EITF 07-5”). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2.  Accrued Expenses

Accrued expenses consist of the following:
	March 31	June 30
	2009	2008
	(unaudited)
Accrued professional fees	$426,505	$265,557
Accrued other	323,617	226,427
Accrued compensation and related sales commissions	421,076	640,726
Accrued taxes and filing fees	203,624	417,848
Accrued share-based payment liability	-	755,489
Advanced customer billings	753,872	199,988
	$2,128,694	$2,506,035

3.  Long-Term Debt

Long-term debt consists of the following:

	March 31	June 30
	2009	2008
	(unaudited)
Capital lease obligations	$669,875	$561,286
Loan agreements	294,065	406,232
	963,940	967,518
Less current portion	567,311	526,348
	$396,629	$441,170

As of March 31, 2009, $124,102 and $42,412 of the current and long-term Finance Receivables, respectively, are collateral for the outstanding balances of loans, of which $101,646 and $0 is classified as current and long-term debt, respectively.

4.  Common Stock

During the nine months ended March 31, 2009, the Company retired 138,744 shares of its Common Stock it purchased on the open market at prices ranging from $1.26 to $4.00 per share for a total of $320,703. During the same period, the Company also retired 10,122 shares of its Preferred Stock it purchased on the open market at prices ranging from $8.00 to $9.50 per share for a total of $88,048.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

4.  Common Stock (Continued)

On February 4, 2009, the Board of Directors approved the recommendation of the Compensation Committee that the final twelve month measuring period under the LTIP Program be changed from the fiscal year ending June 30, 2009 to the fiscal year ending June 20, 2010.  The foregoing was approved by the Board as the Board did not believe it would be appropriate to reward senior management with bonuses during the current economic slowdown.  As a result, the short-term accrued share based liability of $107,458 as of December 31, 2008 was reversed, with a corresponding reduction to compensation expense during the three months ended March 31, 2009.

During September 2008, the Company entered into amendments to the employment agreements with Mr. Jensen, Mr. Herbert and Mr. DeMedio. As part of the amendments, Mr. Jensen was granted 110,000 shares of Common Stock under the 2008 Stock Incentive Plan valued at $4.44 per share which vest as follows: 36,000 on September 15, 2008; 37,000 on January 15, 2009; and 37,000 on June 30, 2009; Mr. Herbert was also granted 85,000 shares of Common Stock under the 2008 Stock Incentive Plan valued at $4.44 per share which vest as follows: 28,000 on September 15, 2008; 28,000 on January 15, 2009; and 29,000 on June 30, 2009; and Mr. DeMedio was granted 25,000 shares of Common Stock under the 2008 Stock Incentive Plan valued at $4.44 per share which vest as follows: 8,000 on September 15, 2008; 8,000 on January 15, 2009; and 9,000 on June 30, 2009. During the three months ended March 31, 2009, and as permitted under their employment agreements, these executive officers cancelled an aggregate of 23,855 shares of Common Stock held by them in order to satisfy an aggregate of $43,894 of payroll tax withholding obligations related to shares of Common Stock which vested during September 2008 under their employment agreements.

5.  Common Stock Warrants

As of March 31, 2009, there were 3,030,863 Common Stock warrants outstanding, all of which were exercisable at exercise prices ranging from $5.25 to $7.70 per share.

6.  Commitments and Contingencies

Various legal actions and claims occurring in the normal course of business are pending or may be instituted or asserted in the future against the Company. The Company does not believe that the resolution of these matters will have a material effect on the financial position or results of operations of the Company.

In September 2007, and provided that the manufacturer can produce a lower cost e-Port for the Company, the Company had committed to purchase a certain number of e-Ports for a maximum of $3,600,000 from a third party contract manufacturer over an eighteen month period. The commitment to purchase inventory was to begin upon the approval, by the Company, of the pre-production unit.  The Company provided such approval to the manufacturer in February 2009. As of March 31, 2009, the Company had ordered, but not yet received, approximately $450,000 of inventory under this commitment.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

7.  Subsequent Events

On April 1, 2009 the Company and VISA U.S.A. INC. (“VISA”) entered into a Contactless Terminal Support Agreement. The agreement provides that VISA would pay the Company the amount of $200 for each e-Port that is deployed by us prior to December 31, 2009. The agreement would cover up to a maximum of 4,000 e-Ports. These e-Ports would accept credit and debit cards utilizing VISA’s contactless technology as well as VISA’s magnetic stripe payment cards. The initial 1,500 e-Ports covered by the agreement are anticipated to be deployed by the Company in the Chicago, Illinois geographic area. VISA would pay the Company an aggregate of $800,000 if all 4,000 e-Ports are timely deployed. Our customer (i.e., the location owner) would enter into a three year exclusive processing agreement with the Company in connection with the vending machine utilizing the e-Port.

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

Results of Operations

Three months ended March 31, 2009

Revenues for the three months ended March 31, 2009 were $2,308,932 compared to $4,263,512 for the corresponding three-month period in the previous fiscal year. This $1,954,580 or 46% decrease was due to a decrease in equipment sales of $2,337,079, offset by an increase in license and transaction fees of $382,499. The decrease in equipment sales was due to a decrease in sales of approximately $1,532,000 in e-Port vending equipment and approximately $498,000 in energy conservation equipment, as well as a decrease in other equipment sales of approximately $307,000. The decrease in e-Port vending equipment sales was primarily related to a decrease in capital spending by some of our customers due to the current economic slowdown, as well as key customers awaiting the availability of the e-Port G8 and e-Port Edge™ products. The e-Port G8 product was available for sale to our customers at the end of the third quarter of fiscal 2009, and the e-Port Edge™ product is anticipated to be available for sale to our customers during the fourth quarter of fiscal 2009. The increase in license and transaction fees was primarily due to the increase in the number of e-Port units on our USALive® network.

In regards to license fees, as of March 31, 2009, the Company had approximately 48,000 devices connected to our USALive® network as compared to approximately 31,000 devices as of March 31, 2008.

In regards to transaction fees, during the quarter ended March 31, 2009, the Company processed approximately 5.7 million transactions totaling over $11.2 million as compared to approximately 3.2 million transactions totaling over $8.9 million during the quarter ended March 31, 2008, an increase of 78% in transaction volume and 26% in dollars processed.

Cost of sales for the period consisted of equipment costs of $608,943 and network and transaction services related costs of $1,108,805. The decrease in total cost of sales of $1,650,042 or 49% over the same period in the prior year was due to a decrease in equipment costs of $1,954,653, offset by an increase in network and transaction services related costs of $304,611.

Gross profit for the three months ended March 31, 2009 was $591,184, compared to a gross profit of $895,722 for the corresponding three-month period in the previous fiscal year. During the same periods, percentage based gross profit increased to 26% from 21%; this increase is primarily due to an increase in the profit margin of e-Port vending equipment sales as a result of lower production costs primarily due to offshore production.

Selling, general and administrative expense of $3,755,245 decreased by $637,047 or 15% primarily due to decreases in compensation expense of approximately $367,000, professional and consulting services of approximately $107,000, employee recruitment and relocation expenses of approximately $85,000, trade show expenses of approximately $73,000, and travel and entertainment expenses of approximately $53,000, offset by an increase in bad debt expense of approximately $56,000. The overall decrease was due to cost reduction measures taken by the Company during the third and fourth quarters of fiscal year 2008.

Compensation expense decreased by approximately $367,000 primarily due to decreases of approximately $244,000 in salary expenses, approximately $93,000 in commission expenses, and approximately $28,000 in other compensation expenses.

Depreciation and amortization expense of $381,388 decreased by $108,705 or 22% primarily due to completion of the amortization of a non-compete agreement during the quarter ended September 30, 2008.

The quarter ended March 31, 2009 resulted in a net loss of $3,530,553 (including approximately $0.6 million of non-cash charges) compared to a net loss of $3,760,546 (including approximately $0.3 million of non-cash charges) for the quarter ended March 31, 2008.

Nine months ended March 31, 2009

Revenues for the nine months ended March 31, 2009 were $8,374,040 compared to $11,078,571 for the corresponding nine-month period in the previous fiscal year. This $2,704,531 or 24% decrease was primarily due to a decrease in equipment sales of $4,334,795, offset by an increase in license and transaction fees of $1,630,264. The decrease in equipment sales was due to a decrease in sales of approximately $3,235,000 of e-Port vending equipment and approximately $1,003,000 in energy conservation equipment, as well as a net decrease in other equipment sales of approximately $96,000. The decrease in e-Port vending equipment sales was primarily related to a decrease in capital spending by some of our customers due to the current economic slowdown, as well as key customers awaiting the availability of the e-Port G8 and e-Port Edge™ products. The e-Port G8 product was available for sale to our customers at the end of the third quarter of fiscal 2009, and the e-Port Edge™ product is anticipated to be available for sale to our customers during the fourth quarter of fiscal 2009. The increase in license and transaction fees was primarily due to the increase in the number of e-Port units on our USALive® network.

In regards to transaction fees, during the nine months ended March 31, 2009, the Company processed approximately 15.5 million transactions totaling over $33.4 million compared to approximately 7.4 million transactions totaling over $23.9 million during the nine months ended March 31, 2008, an increase of 109% in transaction volume and 40% in dollars processed.

Cost of sales for the period consisted of equipment costs of $2,939,529 and network and transaction services related costs of $3,274,789. The decrease in total cost of sales of $2,406,445 or 28% over the same period in the prior year was due to a decrease in equipment costs of $3,652,559 and an increase in network and transaction services related costs of $1,246,114.

Gross profit for the nine months ended March 31, 2009 was $2,159,722 compared to gross profit of $2,457,808 for the corresponding nine-month period in the previous fiscal year. During the same periods, percentage based gross profit increased to 26% from 22%; this increase is primarily due to an increase in the profit margin of e-Port vending equipment sales as a result of lower production costs primarily due to offshore production.

Selling, general and administrative expense of $11,971,078, decreased by $2,255,895 or 16% primarily due to decreases in compensation expense of approximately $2,135,000, recruiting fees of approximately $337,000, trade show expenses of approximately $183,000, travel and entertainment expenses of approximately $131,000, and bad debt expense of approximately $97,000, offset by increases in professional and consulting services of approximately $219,000, product development costs of approximately $215,000, and facilities expenses of approximately $75,000. The overall decrease was due to cost reduction measures taken by the Company during the third and fourth quarters of fiscal year 2008. The increase in product development costs and consulting services is directly attributable to the costs related to the development of our new e-Port G-8 and e-Port Edge™ products.

Compensation expense decreased by approximately $2,135,000 primarily due to a decrease of approximately $1,529,000 in non-cash charges related to the LTIP Program (See Notes 1 and 4 of the Consolidated Financial Statements), as well as a $607,000 decrease in compensation and benefits expense.

The nine-month period ended March 31, 2009 resulted in a net loss of $10,813,481 (including approximately $2.0 million of non-cash charges) compared to a net loss of $12,663,201 (including approximately $2.9 million of non-cash charges) for the nine-month period ended March 31, 2008.

Liquidity and Capital Resources

For the nine months ended March 31, 2009, net cash of $7,090,941 was used by operating activities, primarily due to the net loss of $10,813,481 offset by non-cash charges totaling $2,031,978 for transactions involving the vesting and issuance of common stock for employee and officer compensation, bad debt expense and the depreciation and amortization of assets. In addition to these non-cash charges, the Company’s net operating assets decreased by $1,641,984 primarily due to decreases in accounts and finance receivables, inventory, and prepaid expenses, offset by decreases in accounts payable and accrued expenses.

The Company used cash of $1,144,048 in financing activities during the nine months ended March 31, 2009 as a result of the repayment of $691,403 of long-term debt, the purchase in the open market of $88,048 of Preferred Stock and $320,703 of Common Stock which was subsequently canceled and retired, and the cancellation and retirement of $43,894 of Common Stock which had been held by our executive officers in order to satisfy payroll withholding tax obligations of our executive officers in connection with shares of Common Stock which vested during September 2008 under their employment agreements.

The Company has incurred losses since inception. Our accumulated deficit through March 31, 2009 is composed of cumulative losses amounting to approximately $173,000,000 and preferred dividends converted to common stock of approximately $2,700,000. The Company has continued to raise capital through equity offerings to fund operations.

As of March 31, 2009 the Company had $8,440,255 of cash and cash equivalents on hand.

In order to attempt to improve our operating results, we took appropriate actions during the third and fourth quarters of fiscal year 2008 to reduce our cash-based selling, general and administrative expenses. These actions consisted of staff reductions and related costs and reductions in our controllable costs. Prior to these reductions our cash-based selling, general and administrative expenses were approximately $4,753,000 during the second quarter of fiscal year 2008. Primarily as a result of these cost reduction measures, our cash-based selling, general and administrative expenses during the quarter ended March 31, 2009 were approximately $3,518,000. During the first nine months of the 2009 fiscal year, the Company’s average monthly cash used in operating activities was $787,882 resulting in net cash used during the nine-month period of $7,090,941.

In addition to the above reductions, during the quarter ended March 31, 2009, the Company reduced the number of its employees by 22 individuals and implemented other cost saving measures. Due to severance charges related to the reductions in staff and the timing of other cost reductions, the majority of these cost reductions will not be reflected until the fourth quarter of fiscal year 2009. As a result of these reductions, our cash-based selling, general and administrative expenses are expected to further decrease to approximately $2,800,000 during the fourth quarter of fiscal year 2009. Assuming that the Company's operating assets and liabilities remain constant and its average monthly gross profit of $240,000 earned during the nine months ended March 31, 2009 would continue, the Company’s average monthly cash used in operating activities would be approximately $693,000. Based on the foregoing assumptions, the Company’s existing cash and cash equivalents as of March 31, 2009 should provide sufficient funds to meet the Company’s cash requirements, including capital expenditures and repayment of long-term debt, through at least March 31, 2010.

The Company had expected to eliminate additional development costs during the quarter ended March 31, 2009 as a result of the anticipated completion of our e-Port G-8 and e-Port Edge products, as well as enhancements to our e-Port Connect Service. The Company has not reduced these expenses as anticipated, as the completion of the e-Port Edge and several e-Port Connect Service enhancements continued beyond the third quarter.  In addition, during and subsequent to the third quarter, the Company commenced additional development projects relating to customer requested enhancements to our e-Port Connect service. Following the completion of the e-Port Edge product and the e-Port Connect service enhancements, the Company may nevertheless determine to engage in additional development efforts and maintain the development costs in question. The decision of whether to eliminate or continue these development efforts will depend upon, among other things, our business and customer opportunities, financial results and capital raising opportunities.

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2009.  Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified  in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There have been no changes during the quarter ended March 31, 2009 in the Company’s internal controls over financial reporting that have materially effected, or are reasonably likely to materially effect, internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of Equity Securities during the Quarter ended March 31, 2009

The following table provides information relating to the Company’s purchases of its Common Stock and Series A Convertible Preferred Stock during the quarter ended March 31, 2009:

Period	Total number of shares (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that yet may be purchased under the plans or programs (2)

February 1 through February 28, 2009: Common Stock	3,000	$1.80	3,000	$591,251
Total, Common	3,000	$1.80	3,000	$591,251

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
(2) Reflects dollar amount available for purchase of either Common Stock and/or Preferred stock under the plan. As of March 31, 2009, there was $591,251 available for purchase of Common Stock and/or Preferred Stock under the plan.

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

USA TECHNOLOGIES, INC.

Date: May 11, 2009	/s/ George R. Jensen, Jr.
George R. Jensen, Jr., Chairman and
Chief Executive Officer

Date: May 11, 2009	/s/ David M. DeMedio
David M. DeMedio,
Chief Financial Officer