Form 10-K/A
period 2008-06-30
USA TECHNOLOGIES INC
filed 2009-06-23
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number 000-50054

USA Technologies, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2679963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Deerfield Lane, Suite 140, Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)

(610) 989-0340
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, no par value	Name Of Each Exchange On Which Registered The NASDAQ Stock Market LLC

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

As of June 22, 2009, there were 15,345,322 outstanding shares of Common Stock, no par value.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of USA Technologies, Inc. for the fiscal year ended June 30, 2008, which we previously filed with the Securities and Exchange Commission on September 24, 2008 (the “Original Filing”).

In response to a comment letter we received from the SEC, we are amending Part IV, Item 15, Exhibits 31.1 and 31.2, certifications required under Exchange Act rules 13a-14(a) and 15d-14(a), of our Original Filing solely to include introductory language in paragraph 4 and paragraph 4(b) referring to internal control over financial reporting.

Except as described above, we have not modified or updated other disclosures presented in the Original Filing. This Amendment does not amend, update or change the financial statements or any other disclosures in the Original Filing and does not reflect events occurring after the filing of the Original Filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on June 23, 2009.

USA TECHNOLOGIES, INC.

By: /s/ George R. Jensen, Jr.
George R. Jensen, Jr., Chairman
and Chief Executive Officer