Form 10-K
period 2009-06-30
USA TECHNOLOGIES INC
filed 2009-09-25
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered
Common Stock, no par value	The NASDAQ Stock Market LLC
Series A Convertible Preferred Stock
Warrants to Purchase Common Stock

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
Yes ☐ No ☒

The aggregate market value of the voting common equity securities held by non-affiliates of the Registrant was $22,652,211 as of the last business day of the most recently completed second fiscal quarter, December 31, 2008, based upon the closing price of the Registrant’s Common Stock on that date.

As of August 31, 2009, there were 22,709,408 outstanding shares of Common Stock, no par value.

USA TECHNOLOGIES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected, include, for example:

●	general economic, market or business conditions;

●	the ability of the Company to generate sufficient sales to generate operating profits, or to sell products at a profit;

●	the ability of the Company to raise funds in the future through sales of securities;

●	whether the Company is able to enter into binding agreements with third parties to assist in product or network development;

●	the ability of the Company to commercialize its developmental products, or if actually commercialized, to obtain commercial acceptance thereof;

●	the ability of the Company to compete with its competitors to obtain market share;

●	the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations, or to fund development and marketing of its products;

●	the ability of the Company to obtain approval of its pending patent applications;

●	the ability of the Company to satisfy its trade obligations included in accounts payable and accrued liabilities;

●
the ability of the Company to predict or estimate its future quarterly or annual revenues and expenses given the developing and unpredictable market for its products and the lack of established revenues;

●	the ability of the Company to retain key customers from whom a significant portion of its revenues is derived;

●	the ability of a key customer to reduce or delay purchasing products from the Company; and

●
as a result of the slowdown in the economy and/or the tightening of the capital and credit markets, our customers may modify, delay or cancel plans to purchase our products or services, and suppliers may increase their prices, reduce their output or change their terms of sale.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, those described above and in the “Risk Factors” section of this Form 10-K. We cannot assure you that we have identified all the factors that create uncertainties. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Readers should not place undue reliance on forward-looking statements.

Any forward-looking statement made by us in this Form 10-K speaks only as of the date of this Form 10-K. Unless required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

USA TECHNOLOGIES, INC.

PART I

Item 1. Business.

OVERVIEW

We are a leading provider of technology-enabled solutions that facilitate electronic payment transactions and value-added services within the unattended Point of Sale (“POS”) market. Since our incorporation in 1992 in the Commonwealth of Pennsylvania, we have designed and marketed systems and solutions that facilitate electronic payment options, as well as the ability to remotely monitor, control and report on the results of distributed assets such as vending machines, kiosks, personal computers, photocopiers, and laundry equipment. Historically, these distributed assets have relied on cash for payment in the form of coins or bills, whereas, our systems allow them to accept card-based payments such as through the use of a credit card. We derive revenues from both the sale of our POS terminals and transaction fees on installed products. As of June 30, 2009, the Company had approximately 52,000 devices connected to its network. During the year ended June 30, 2009, the Company processed approximately 22.4 million transactions totaling over $47.1 million, representing a 98% increase in transaction volume and a 37% increase in dollars processed from the year ended June 30, 2008 to June 30, 2009.

Our solutions consist of POS electronic payment devices, proprietary operating systems, certified payment software, and reporting and communication capabilities. Our solutions are able to process credit, debit, and contactless / radio frequency identification (“RFID”) devices. Our proprietary POS solutions enable electronic micro-payments at unattended POS locations.

Our customers are primarily large vending machine owners and operators; business center operators, which include hotels and audio visual companies; commercial laundry operators servicing colleges, universities and multi-family housing; brand marketers wishing to provide their products or services via kiosks or vending machines; and equipment manufacturers that would like to incorporate our networked devices (e.g. remote monitoring, reporting and control as well as cashless payments) into their products. The functionality of our solutions includes the flexibility to execute a variety of payment applications on a single system, transaction security, connectivity, compliance with certification standards, and centralized, accurate and real-time sales and inventory data to manage distributed assets.

We have a 17 year history in our industry, a recognized brand name, value proposition for our customers, and reputation of innovation in our product and services. We believe that the foregoing positions us to capitalize on industry trends.

THE INDUSTRY

We operate in the electronic payments industry and more specifically the unattended POS market. Our solutions facilitate electronic payments in industries that have traditionally relied on cash transactions. In addition, our solutions provide electronic monitoring and online reporting for distributed assets. We believe there are four industry trends which will drive growth in demand for electronic payment systems in general and more specifically within the markets we serve:

■	the shift toward electronic payment transactions and away from cash and checks;

■	the increase in both consumer and merchant/operator demand for electronic transaction functionality;

■	improving POS technology coupled with declining device manufacturing and technology costs; and

■
increased market sponsorship from industry participants (e.g., card associations (e.g., MasterCard and Visa), card issuers (e.g., American Express, Bank of America, Citibank, Discover), payment processors) leading to increased market adoption.

Shift toward electronic payment transactions and away from cash and checks

There has been a shift away from paper-based methods of payment, including cash and checks, towards electronic-based methods of payment. While consumers continue to use checks and cash to pay for goods and services, there is a migration towards the use of card-based payment to purchase items. According to The Nilson Report, a news and research publication on consumer payment systems, electronic payment transaction volume surpassed paper-based transaction volume for the first time in 2006, continuing the trend of migration of consumer transactions from paper-based to electronic payments. According to The Nilson Report, U.S. card purchase volume is projected to reach $4.9 trillion in 2012, representing a compound annual growth rate of 7.7% from 2007 card purchase volume of $3.4 trillion. Over this same time period, card-based purchase volume is projected to increase from 44.5% of total consumer payments during 2007 to a projected 53.6% of total consumer payments in 2012.

Increase in Consumer and Merchant/Operator Demand for Electronic Payments

Increase in Consumer Demand. The unattended, vending and kiosk POS market has historically been dominated by cash purchases. However, oftentimes, cash purchases at unattended POS locations represent a cumbersome transaction for the consumer because they do not have the correct monetary value (paper or coin), or the consumer does not have the ability to convert their bills into coins. We believe electronic payment system providers such as us that can meet consumers’ demand within the unattended market will be able to offer retailers, card associations, card issuers and payment processors an expanding value proposition at the POS.

Increase in Merchant/Operator Demand. Increasingly, merchants and operators of unattended payment locations (e.g., vending machines, photo kiosks, mobile business centers, etc.) are utilizing electronic payments alternatives. Several of the Company’s customers have been able to drive increased revenue of their distributed assets through this expanded market opportunity. Furthermore, owners have demonstrated the ability to increase price with little to no decline in transaction volume. In addition, electronic payment systems provide merchants and operators real-time sales and inventory data utilized for back-office reporting and forecasting, helping the merchant or operator to manage their business.

Increase in Demand for Networked Assets. According to M2M Magazine (M2M, “Is it Touching Our Everyday Lives?”, November 18, 2008) there are over 50 billion machines capable of being networked. The potential of machines such as robots, trucks and home appliances and billions of machines that contain data is large and continues to grow. Networked assets provide improved internal business processes such as energy management systems capable of collecting diagnostic information and communicating with the operator’s host information system to optimize energy consumption. Networked assets also have the ability to remotely monitor merchandise to maximize sales and track inventory in real-time. In addition, networked assets provide valuable information into consumer’s purchasing patterns and payment preferences allowing operators to more effectively reach and satisfy consumers. Networked assets allow information to be centralized and reported in electronic format enabling the data to be more accurately and thoroughly analyzed and digitally presented and available online. According to the M2M Magazine the networked asset industry is in its nascency and electronic solution providers that can provide interconnectivity between distributed assets offer consumers, retailers, machine operators and manufacturers an expanded value proposition by optimizing the capabilities of a distributed asset.

POS Technology Improvements and Decreasing Costs are Increasing Adoption of Electronic Payment Solutions

Advances in Computing. History has shown that advances in microprocessing technology, storage capacity and software are enabling increasing complexity and functionality of electronic payment systems at unattended POS locations. Such advances are expanding the range of services and functionality offered by electronic payment systems-including credit and debit, prepaid cards, gift cards and loyalty card programs, electronic bill payment and electronic check truncation. In addition, advances in technology, computing and telecommunications over the past decade have reduced the cost of production and operations of more sophisticated electronic payment systems, thereby reducing the barrier of adoption for merchants and operators.

Wireless Connectivity and Reliability. Advancements in wireless technology are providing faster transmission of transaction data at a lower cost, enabling more advanced payment and other value-added applications at the unattended POS. Major telecommunications carriers have expanded their communications networks and lowered fees. The foregoing have opened new markets for electronic payment systems, many of which have been primarily cash-only industries such as vending, kiosks, mobile business centers and quick service restaurants. We believe that lower production costs, combined with increased consumer demand, will lead to increasing merchant and operator adoption of electronic POS solutions at unattended locations.

Card Innovation at the POS. Recent industry developments such as the emergence of contactless/RFID have resulted in the POS becoming an important area of differentiation for card associations, card issuers and payment processors. As the market for issuing credit cards has become more saturated in the U.S., card associations and card issuers are differentiating their brands by expanding their offerings. Payment processors are also differentiating themselves by expanding their offerings as front-end authorization and back-end clearing and settlement have become more commoditized. Card associations, card issuers and payment processors are differentiating their offerings, in part, by offering value-added applications and incorporating innovative technologies including contactless / RFID.

Increased Market Sponsorship

Key Industry Constituents Continue to Drive Market Acceptance. U.S. card associations, card issuers and payment processors continue to look for innovative strategies to increase market opportunity and search for new ways to differentiate their brands by expanding their electronic payment offerings. Unattended POS terminals that have traditionally been dominated by cash-based payments represent a significant growth area for industry participants to increase market opportunity by converting cash-based industries to electronic payments. In addition, the recent emergence of payment technologies such as Tap & Go™, pay-at-the-pump and other POS solutions at unattended or mobile locations such as taxi cabs, restaurants and vending, represent the ongoing shift to electronic payments for everyday transactions. We believe that continued innovation within unattended POS markets by large organizations within the electronic payments industry will drive increased market acceptance and overall market growth.

Increased Participation from Card Associations. According to KioskCom 2008, less than 5% of the approximate eight million traditional beverage and food vending machines in the U.S. accept card payment. With the volume of credit and debit transactions exceeding cash transactions, consumers have clearly shown a preference for card payments. More importantly, the unattended POS market represents a sizeable and attractive growth market for card associations and electronic payment companies. Card associations have been helping accelerate the conversion of the unattended POS industry from a primarily cash-only industry to a card-accepting marketplace. For example, the major credit card associations agreed to waive the signature requirements for purchases of less than $25 making it faster and more efficient to utilize POS terminals with distributed assets. Additionally, the card associations are encouraging unattended POS electronic payment technology by seeding this market through purchases of unattended POS electronic payment devices. Specifically, we have received, to date, approximately $7.2 million for approximately 19,000 ePort® devices from the card associations. These purchases were in collaboration with owners and operators of vending machines in the U.S., and in our opinion helps increase market adoption in the unattended POS electronic payments industry. Our historical data demonstrates that approximately 20% of all of the transactions on traditional beverage and food vending machines utilizing our e-Port® terminals consist of credit/debit card transactions.

Favorable Legislation. The revisions to Regulation E by the Federal Reserve eliminate the requirement to provide a receipt for debit card purchases under a specified dollar amount. The new rule, effective August 6, 2007, eliminates the receipt requirement for transactions of $15 or less. Previously, Regulation E required that a paper receipt be made available to consumers for all electronic fund transfer systems, including small-dollar transactions such as vending machines in which consumers may not expect a receipt. In many of these environments, the cost and operational challenges of receipt printing limited the deployment of electronic payment acceptance terminals.

SPECIFIC MARKETS WE SERVE

Our current customers are primarily in the vending, kiosk, commercial laundry and business center industry sectors. While these industry sectors represent only a small fraction of our total market potential, these are the areas where we have gained the most traction. In addition to being our primary markets, these sectors serve as a proof-of-concept for other unattended POS industry applications.

Vending. According to Vending Times Census of the Industry 2008, annual U.S. sales in the vending industry sector were estimated to be approximately $47.5 billion. According to this census, there are an estimated 8 million traditional beverage and food vending locations in the U.S. and 30 million locations worldwide. The market segment that can be addressed by our end-to-end solution consists primarily of vended products retailing for $1.00 or greater. Per census statistics, the overall market growth is 5% to 6% annually, while the addressable market segment for our end-to-end solution is growing more rapidly at 9% annually. Currently, our network supports only approximately .5% of the total traditional beverage and food vending market in the United States. With the continued shift to electronic payments and the advancement in mobile and POS technology, we believe the traditional beverage and food vending industry will experience growth in offering card-based payment alternatives in addition to cash.

Kiosk. According to IHL Consulting Group Market Study dated July 3, 2007, consumers spent over $525 billion at self-service kiosks during 2007, representing an approximate 20% increase over self-service kiosk sales of $438 billion during 2006. Furthermore, IHL projects that spending at self-service kiosks will grow approximately 18% during 2008 and that demand for self-service kiosks should push sales at these terminals to approximately $1.3 trillion by 2011. Kiosks are becoming increasingly popular as self-service “specialty” shops within larger retail environments. Value-added services, such as photo enlargement and custom imaging are a prominent example, located within many major retailers. As merchants continue to seek new ways to reach their customers outside of retail locations and mobile and electronic payment technology make this expansion more plausible, we believe electronic payment system providers that can service the payment needs of kiosk-driven transactions will be able to offer retailers, card associations, card issuers and payment processors an expanding value proposition at the POS.

Commercial Laundry. According to The Dry Cleaning and Laundry Facilities Industry Profile published by First Research dated March 2, 2009, laundry services in the U.S. represent annual revenues of $20 billion. More specifically, the Coin Laundry Association cites about 35,000 coin laundries in the United States, generating nearly $5 billion in gross revenue annually. This segment of the business is made up of both coin-op laundries and coin-op machines located in multi-family housing developments such as apartments, condominiums and universities. The Coin Laundry Association points out that “...coin laundries thrive in periods of both growth and recession. During periods of recession, when home ownership decreases, the self-service laundry market expands as more people are unable to afford to repair, replace or purchase new washers and dryers, or as they move to apartment housing with inadequate or nonexistent laundry facilities.” The self-service laundry market consists of an estimated primary customer base of 86 million people living in rental housing, as of the 2000 U.S. Census. A secondary customer base consists of the over 2 million resident college and university students in the US (U.S. Census Bureau, 2004). We reach our target market primarily via the seven largest laundry operators in the US.

Single Cup/Office Coffee Service (OCS). In 2007/08 OCS sales surpassed the $4 billion mark for the first time, according to the State of the Coffee Industry Report published by Automatic Merchandiser, July 2008. According to this same publication, the gain was driven by higher prices, the ongoing expansion of single-cup systems and the consumer’s willingness to pay for ‘good’ coffee. According to the National Coffee Association 2008 National Coffee Drinking Trends survey, 2007 was the first year that daily coffee consumption among adults surpassed soft drink consumption. We have entered into a contract with Starbucks pursuant to which Starbucks will offer coffee in unattended locations using the e-Port Cashless payment system.

Business Centers. According to the American Hotel & Lodging Association, there were approximately 47,000 hotels in the United States and 300,000 worldwide during 2008. With the increased globalization of our economies and the increased need for travel both for personal and business, there remains a demand for unattended business center availability in hotels, with ever-greater percentages of travelers needing and expecting use of computers, printers, fax machines, copiers, and other business services.

OUR COMPETITIVE STRENGTHS

We believe that we benefit from a number of advantages gained through our 17-year history in our industry. They include:

Trusted Brand Name. The USA Technologies brand has a strong national reputation for quality, reliability and innovation. We believe that card associations, payment processors and merchants/operators trust our system solutions to handle financial transactions in a secure operating environment. Our trusted brand name is best exemplified through several one-way exclusive relationships, each averaging three years in duration, which we have solidified with several leading organizations within the unattended POS industry.

Large Installed Base. We have a large installed base of unattended POS electronic payment systems. Our technology provides POS payment solutions as well as real-time POS and diagnostic data to our customers. Our customers maintain both the payment solution as well as the real-time data with one provider rather than through multiple providers. Our installed base supports our sales and marketing infrastructure by enhancing our ability to establish or expand our market position. In addition, our large installed base of unattended POS electronic payment systems makes our proprietary operating systems a preferred choice on which third party developers can create value- added applications for broad distribution of their applications. Finally, our installed base provides several opportunities for referrals for new business, either from the merchant or operator of the deployed asset or through one of our several strategic relationships.

Attractive Value Proposition for Our Customers. We believe that our solutions provide our customers an attractive value proposition. Our solutions make possible increased purchases by consumers who in the past were limited to the physical cash value on-hand while making a purchase at an unattended terminal. Rather than search for coins or dollar bills to feed a vending machine, customers have the option of paying by card. We believe our solutions make possible increased convenience and a broader universe of potential customers – those with cash or electronic forms of payment. Furthermore, the cost of our solution continues to decrease making it more economically attractive for our customers to install our devices in their assets. Our historical data demonstrates that approximately 20% of all of the transactions on traditional beverage and food vending machines utilizing our e-Port® terminals consist of credit/debit card transactions.

Large and Increasing Scale. During the year ended June 30, 2009, we generated total licensing and processing fees of $5.86 million, successfully processed approximately 22.4 million transactions accounting for more than $47.1 million in purchases and, as of June 30, 2009 had approximately 52,000 distributed assets such as vending machines, kiosks, copiers, personal computers, and laundry equipment connected to our network. We believe that our scale and footprint enable us to market and distribute our products more effectively and in more markets than most of our competitors, and to provide our customers with innovative, comprehensive and reliable system solutions.

Leading Research and Development. Our research and development initiatives focus on adding features and functionality to our system solutions through the development and utilization of new technology. Since we began operations in 1992, we have been granted 72 patents and currently have 17 patent applications pending. We have developed innovative and reliable unattended POS electronic payment devices and solutions over the past several years. For example, our most recent cashless vending solution, the ePort EDGE™, was made available for sale to our customers during the fourth quarter of the 2009 fiscal year. Our new e-Port G-8 is an integrated one-piece design, combining the card-reader and processor while enabling both magnetic swipe and RFID card transactions, and is 65% smaller than our previous G-7 model.

OUR GROWTH OPPORTUNITY

Our objective is to enhance our position as a leading provider of technology that enables electronic payment transactions and value-added services at the unattended POS such as traditional beverage and food vending, kiosks and commercial laundry. The key elements of our strategy are to:

Increase Market Share in the U.S. We intend to increase our market share in the U.S. by capitalizing on industry trends, penetrating key sales channels, leveraging and building our strategic relationships and expanding our solutions offering. As an example, in October 2008 we announced our pre-paid co-marketing agreement with First Data, enabling their pre-paid Go-Tags to transact with our ePort® POS devices. The Go-Tags allow a customer to simply place the tag in front of an ePort® device to be scanned for payment. The Go-Tag is linked to a pre-paid account. We intend to continue to seek opportunities to expand our market share in the U.S. by leveraging our brand, market position, scale, technology and distribution channels.

Further Penetrate Attractive Adjacent Markets. We plan to continue to increase the functionality of our system solutions to address the specific needs of various markets. We currently focus on specific segments of unattended POS markets, including traditional beverage and food vending, kiosk, commercial laundry and business center industry sectors. We believe we have the ability to penetrate a much larger addressable market by licensing our technologies to equipment makers of everyday devices such as toll booths, refrigerators, security systems, and countless other devices. Using wired and/or wireless networks and centralized, server-based software applications, managers can remotely monitor, control, and optimize a network of devices regardless of where they are located. Networked devices enable cashless transactions, sales analysis, remote monitoring, and optimized machine maintenance.

New Product Innovation. We are a leading innovator of technology that enables electronic payment transactions and value-added services at the unattended POS. We will continue enhancing our solutions in order to satisfy our customers and the end-consumers relying on our products at the POS. Our product innovation team enhances the design, size, speed of data transmission, security, and compatibility with other electronic payment solution providers’ technologies. We believe our continued product innovation will lead to further adoption in the unattended POS payments market. For example, our new ePort G-8™ solution is 65% smaller than our previous model, and the cost of the ePort EDGE™ will be $199 per device.

Leverage Technology to Drive Increased Return on Investment for Owners. There is a correlation with decreasing unit costs of our devices and increased installments. As our manufacturing costs per device decline, more customers install our technology. We see further opportunity to reduce manufacturing costs of our products which we believe will accelerate unit installations and offer a more attractive solution, economically, to new and existing customers.

Capitalize on High Growth Opportunities in International Markets. We currently are focused on the U.S. and Canadian market for our e-Port devices and related network but may seek to establish a presence in emerging, high growth electronic payment markets in Europe, Asia and Latin America. In order to do so, we would have to invest in additional sales and marketing and research and development resources targeted towards these regions. Our energy management devices have been shipped to customers located in the U.S., Canada, Mexico, United Kingdom, Germany, France, Japan, Australia and the Philippines.

OUR PRODUCTS AND SERVICES

Our products are available in several distinctive modular configurations, offering our customers flexibility to install a POS solution that best fits their needs and customer demands.

Intelligent Vending™. As of June 30, 2009, we have approximately 43,500 e-Port® and other cashless devices on vending machines and kiosks operating for use by the general public that are connected to our ePort Connect® solution. Our ePort Connect® solution for the vending industry enables cashless payments at unattended POS vending machines. ePort Connect® is an end to end suite of cashless payment and telemetry services for the self service retail industries.

During fiscal year 2007, we introduced our e-Port® G-6. This hardware includes a RFID or “Tap & Go™” tag reader for added convenience to consumers. During fiscal year 2008, we introduced our e-Port® G-7, which offers additional features including gift, loyalty, prepaid and electronic couponing program support, as well as remote upgrade and increased remote diagnostics capabilities. Our latest improvement to Intelligent Vending™ is our e-Port® G-8, which provides the same benefits of the G-7, plus important new features at a lower price. The G-8 solution is 65% smaller than the G-7, combines traditional mag-strip and RFID payment capabilities and is compatible with pre-pay and GoTag programs available through First Data. In addition, our e-Port Edge™ product would be available for sale to customers during the fourth quarter of the 2009 fiscal year. The e-Port Edge™ would be a one piece design and is intended for those in the vending industry who want a magnetic swipe-only cashless system at a cost of $199 per device.

Kiosk. We provide an e-Port® solution that utilizes our e-Port® or software Client, USALive®, and our comprehensive technology support and customer service to offer an electronic payment option and web-based remote monitoring and management for all kiosk types. Our e-Port® solution enables Kiosks to sell an increased variety of items and at a higher price point as compared to cash-only Kiosks as consumers are typically limited to the amount of available cash-on-hand. Kiosks permit a host of new services to become available at the point-of-demand, such as Sony’s self-service, PictureStation kiosks, where consumers can produce prints from their own digital media. In addition, our e-Port® solution powers the POS solutions for unattended Kiosk providers such as Merit Megatouch, Fantasy Photobooth and AIR-serv. In October 2008 Starbucks chose our e-Port® mobile solution to deliver their product to customers through coffee Kiosks.

Business Express®. Business Express® is our solution comprised of the ePort SDK™ (our software Client), the ePort Connect® service, and a suite of office equipment (i.e. PC, fax and copier), all coupled with our technology support and customer service. Business Express® enables hoteliers and others to offer unattended business services round-the-clock. Our Business Express® solution also provides additional value-added services and revenue generating opportunities with BEXPrint™, our proprietary technology that allows users, without access to a printer, to send a document to a secure web-site for storage, and then password retrieval of the document for printing at our business center locations.

TransAct®, our original payment technology system developed for self-service business center devices, such as fax machines and copiers, is a cashless transaction-enabling terminal that permits customers to use office equipment with the swipe of a major credit card. The TransAct® device can be sold as a stand-alone unit for customers wishing to integrate it with their own office equipment.

As of June 30, 2009, we have approximately 1,000 Business Express® units installed nationwide with several of the major hotel chains.

eSuds™. eSuds™ is our solution developed for the commercial laundry industry. eSuds™ offers an e-mail alert system to notify users regarding machine availability, cycle completion, and other events and supports a variety of value-added services such as custom advertising or subscription-based payments.

Our eSuds™ system enables laundry operators to provide customers cashless transactions via the use of their credit cards, debit cards and other payment mediums such as student IDs. In addition, our eSuds™ service reduces operational costs through utilization of our remote monitoring technology, thereby maximizing the scheduling of service visits and increasing machine up-time. The system increases customer satisfaction through improved maintenance, higher machine availability, specialized services (i.e., e-mail alerts to indicate that laundry cycle is finished) and the convenience of non-cash transactions.

Installations of our eSuds™ product have been completed at 47 universities and are serviced on approximately 6,600 washer and dryer machines. For example, installations of our eSuds™ product have been completed at Carnegie Mellon University, Rutgers University, Case Western Reserve, Johns Hopkins University, Temple University and others. We are working with resellers, such as BlackBoard, and distributors, such as Caldwell & Gregory, to install eSuds™ at other colleges and universities. The Company recently expanded e-Suds into multi-family housing with CoinMach, a firm which has indicated that it operates approximately 850,000 laundry machines in North America.

As of June 30, 2009, we had approximately 700 eSuds™ room controllers servicing approximately 6,600 washers and dryers.

Energy Management Products. Our Company offers energy conservation products (“Energy Misers” ®) that reduce the electrical power consumption of various types of existing equipment, such as vending machines, glass front coolers and other “always-on” appliances by allowing the equipment to selectively operate in a power saving mode when the full power mode is not necessary. Each of the Company’s Energy Miser® products utilizes occupancy sensing technology to determine when the surrounding area is vacant or occupied. The Energy Miser® then utilizes occupancy data, room and product temperatures, and an energy saving algorithm to selectively control certain high-energy components (e.g. compressor and fan) to realize electrical power savings over the long-term use of the equipment. Customers of our VendingMiser® product benefit from reduced energy consumption costs, depending on regional energy costs, machine type, and utilization of the machine. Our Energy Misers® also reduce the overall stress loads on the equipment, helping to reduce associated maintenance costs.

The Energy Miser® family of energy-control devices includes:

VendingMiser® - installs in a cold drink vending machine and reduces the electrical power consumption of the vending machine.

CoolerMiser™ - reduces the electrical energy used by sliding glass or pull open glass-front coolers that contain non-perishable goods.

VM2IQ® and CM2IQ® - the second generation of the VendingMiser® and CoolerMiser™ devices that is installed directly inside the machine and has the capability to control the cooling system and the advertising lights separately.

SnackMiser® - reduces the amount of electricity used by non-refrigerated snack vending machines.

PlugMiser™ - reduces the amount of electricity used by all types of plug loads including those found in personal or modular offices (printers, personal heaters, and radios), video arcade games, and more.

Our Services
Through ePort Connect®, we offer end-to-end services to support our ePort devices and ePort SDK™.

The ePort Connect® service includes:

Card Processing Services. Through our existing relationships with card processors and card associations, we provide merchant account and terminal ID set up, pre-negotiated discounted fees on small ticket purchases and direct EFTs to our customer’s bank account for all settled card transactions as well as ensure compliance with current processing regulations.

Wireless Connectivity. We manage the wireless SIM account activation, distribution, and the relationship with wireless providers for our customers.

Customer/Consumer Services. We support our installed base by providing 24-hour help desk support, repairs, and replacement of impaired system solutions. In addition, as the merchant of record on all transactions, all inbound billing inquiries are handled through a 24-hour help desk, thereby eliminating the need for merchants and operators to be bothered with customer billing inquiries and potential chargebacks.

Online Sales Reporting and Remote Management. Effective remote management is essential to cost effective deployment, maintenance and management of unattended POS locations. Via the USALive online reporting system, we provide reporting of credit and cash transactions, user configuration, reporting by machine and region, by date range and transaction type, data reports for operations and finance, graphical reporting for sales and to customers, and condition monitoring for equipment service as well as activation of new devices and location redeployments.

Over-the-Air Update Capabilities. Automatic over-the-air updates to software, settings, and security protocol from our network to our e-Port card reader keep our customers’ hardware up-to-date and enable customers to benefit from any advancement made after their hardware or software purchase.

OUR TECHNOLOGY-BASED SOLUTION

In addition to the ePort Connect® end-to-end payment and processing services, the Company’s full cashless solution must include a device or software in the distributed assets such as vending machines, kiosks, laundry equipment, photocopiers or personal computers.

The Client. The Company offers its customers several different devices or software to connect their distributed assets. These range from software to hardware devices consisting of control boards, magnetic strip card readers, and RFID readers. The devices or software can be embedded inside the host equipment, such as ePort SDK™ software residing in the central processing unit of a Kiosk or Business Center computer; it can be integrated as part of the host equipment, such as our e-Port® hardware that can be attached to the door of a vending machine; or it can be a peripheral, stand-alone terminal, such as our TransAct® terminal for Copier Express.

e-Port® is the Company’s core device, which is currently being utilized in vending and commercial laundry applications. Our e-Port® product facilitates cashless payments by capturing the payment media and transmitting the information to our network for authorization with the payment system (e.g. credit card processors). Additional capabilities of our e-Port® consist of control/access management by authorized users, collection of audit information (e.g. product or service sold, date and time of sale and sales amount), diagnostic information of the host equipment, and transmission of this data back to our network for web-based reporting.

TransAct® is the Company’s original cashless, transaction-enabling device developed for self-service business center equipment such as PCs, fax machines and copiers. Similar to e-Port®, the TransAct® capabilities include control/access management, collection of sales data (e.g. date and time of sale, sales amount and product or service purchased), and transmission back to our network for reporting to customers.

The Connectivity Mediums. Our solutions are interconnected for the transfer of our customer’s data through our USALive® network, providing multiple connectivity options such as phone line, Ethernet or wireless.

Increasing wireless connectivity options, coverage and reliability have allowed us to service a greater number of customer locations. Additionally, we make it easy for our customers to deploy wireless solutions by acting as a single point of contact. We have contracted with AT&T Mobility in the United States and Rogers Wireless in Canada in order to supply our customers with wireless network coverage.

The Network. Our USALive® network is responsible for transmitting payment information from our terminals for processing as well as transmitting sales and diagnostic data for storage and reporting to our customers. Also, the network, through server-based software applications, provides remote management information and enables control of the networked device’s functionality. Through our network we have the ability to push software and update devices remotely enabling us to manage the devices (e.g., change protocol functionality, software upgrades, change terminal display messages).

USALive® is the enabler of turnkey cashless payment processing for our customers. The network is certified with several cashless payment systems, such as credit card processors and property management systems, facilitating the authorization and settlement of credit cards, debit cards, hotel room keys and student identification cards. The network also has the capability to act as its own payment processing system for other cashless payment media, such as on-line stored value or employee payroll deduction. The network authorizes transactions, occurring at the host equipment, with the appropriate payment system and sends approval or decline responses back to the networked device to allow or terminate the transaction for the purchase of the product or service. The network consolidates successfully approved transactions from multiple devices, batches, and then transmits these batched transactions to the payment system for settlement.

Data Security. On January 14, 2009 the Company received notice from Visa that it had been accepted as a Compliant Service Provider as a result of its third party PCI Report on Compliance. The USAT listing on Visa can be found online at http://usa.visa.com/download/merchants/cisp-list-of-pcidss-compliant-service-providers.pdf.

SALES AND MARKETING

The Company’s sales strategy includes both direct sales and channel development, depending on the particular dynamics of each of our markets. Our marketing strategy is diversified and includes media relations, direct mail, conferences and client referrals. As of August 31, 2009, the Company was marketing and selling its products through its full time staff consisting of five people.

Direct Sales

We sell directly to the major operators in each of our target markets. Each of our target markets is dominated by a handful of large companies, and these companies comprise our primary customer base. In the vending sector, approximately ten large operators dominate the sector; in the commercial laundry sector, seven operators currently control the majority of the market. We also work directly with hoteliers for our TransAct® and Business Express® products.

Within the vending industry, our customers include soft drink bottlers and independent vending operators throughout the United States and Canada. On the soft drink bottler side, we are attempting to secure additional distribution agreements and servicing our existing customer’s requirements for cashless locations and the related network services.

Indirect Sales/ Distribution

We have entered into agreements with resellers and distributors in connection with our energy management products.

Marketing

Our marketing strategy consists of building our brand by creating a company and product presence at industry conferences and events in order to raise visibility within our industry, create opportunity to conduct product demonstrations, and consult with potential customers one-on-one; sponsoring educational workshops with trade associations such as National Automated Merchandiser Association (“NAMA”), to educate the industry on the importance and benefits of our solution and establish our position as the industry leader; develop several case studies to illustrate the value of our products; the use of direct mail campaigns; advertising in vertically-oriented trade publications such as Vending Times, Automatic Merchandiser and Energy User News; and cultivate a network of state governments and utility companies to provide incentives or underwriting for our energy management products.

IMPORTANT RELATIONSHIPS

MasterCard International

In June 2006, MasterCard International and the Company signed an agreement to deploy 1,000 e-Port® devices that accept MasterCard “PayPass™” in Coca-Cola vending machines owned and operated by the Philadelphia Coca-Cola Bottling Company. The Company had earned a total of approximately $400,000 in equipment revenues from this agreement, which was earned during the period of July 1, 2006 through September 30, 2006.

In November 2006, MasterCard International and the Company signed an agreement to deploy 5,000 e-Port® devices that accept MasterCard “PayPass™”. The Company had earned a total of approximately $1,975,000 in equipment revenues from this agreement, which was earned during the period of February 1, 2007 through May 31, 2007.

In May 2007, MasterCard International, the Company, and Coca-Cola Enterprises, Inc. entered into an agreement to deploy 7,500 e-Port® devices, as more fully described below. The Company had earned a total of approximately $3,248,000 in equipment revenues from this agreement, which was earned during the period of June 1, 2007 through October 31, 2007.

In November 2007, MasterCard International and the Company signed an agreement to deploy 4,051 e-Port® devices that accept MasterCard “PayPass™” (the “November 2007 MasterCard Agreement”). The Company had earned a total of approximately $1,600,000 in equipment revenues from this agreement, which was earned during the period of December 1, 2007 through March 31, 2008.

AT&T Mobility (formerly Cingular Wireless and AT&T Wireless)

In July 2004, we signed an agreement to use AT&T’s digital wireless wide area network for transport of data, including credit card transactions and inventory management data. AT&T is a provider of advanced wireless voice and data services for consumers and businesses, operating the largest digital wireless network in North America and the fastest nationwide wireless data network in the United States. We offer AT&T’s wireless services in connection with our e-Port® devices which are utilized in the traditional beverage and food vending market in the U.S.

Coca-Cola Enterprises, Inc.

In May 2007, we entered into a three-year Supply and Licensing Agreement with Coca-Cola Enterprises, Inc. (“CCE”), the world’s largest marketer, producer and distributor of Coca-Cola products. The agreement covers the purchase by CCE from us of our G6 e-Port® and related ePort Connect® services for use in CCE’s beverage vending machines, including the purchase of e-Ports® by CCE under the MasterCard agreement referred to below. The price of each e-Port® is $433. We receive 5% of the cashless revenues from the CCE vending machine as a processing fee and a monthly payment of $9.95 per unit when we act as the transaction processor for the CCE vending machines. As of June 30, 2009, we act as the transaction processor for all of the units sold under this agreement.

The agreement also included, as an exhibit, the MasterCard PayPass Participation Agreement entered into between us, CCE, and MasterCard International Incorporated under which CCE had agreed to use commercially reasonable efforts to complete installation of up to 7,500 e-Ports® (the “CCE/MasterCard Agreement”). In addition to accepting credit and debit cards, these e-Ports® accept payment from credit cards utilizing MasterCard’s PayPass contactless technology and were to be utilized in CCE beverage vending machines in multiple cities throughout the United States. For each e-Port® successfully installed by CCE, we received an aggregate of $433 from CCE and MasterCard. All units under this agreement were installed as of December 31, 2007.

VISA

On April 1, 2009 we entered into a Contactless Terminal Support Agreement with VISA U.S.A. INC. (“VISA”), pursuant to which VISA would pay us the amount of $200 for each e-Port® that we deploy prior to December 31, 2009. The agreement would cover up to a maximum of 4,000 e-Ports®. These e-Ports® would accept credit and debit cards utilizing VISA’s contactless technology as well as VISA’s magnetic stripe payment cards. We anticipate deploying the initial 1,500 e-Ports® covered by the agreement in the Chicago, Illinois geographic area. In June 2009, the agreement was amended to provide funding for up to an additional 2,500 e-Ports® which may be installed on vending machines owned by The Compass Group. VISA would pay us an aggregate of $800,000 if all 4,000 e-Ports® are timely deployed. Our customer (i.e., the location owner) would enter into a three-year exclusive processing agreement with us in connection with the vending machine utilizing the e-Port®.

Compass/Foodbuy

On June 30, 2009, we entered into a Master Purchase Agreement (“MPA”) with Foodbuy, LLC (“Foodbuy”), the procurement company for Compass Group USA, Inc. (“Compass”) and other customers. As per its website, Compass is a $9 billion organization with locations throughout the US, Mexico and Canada, is the leader in vending, foodservice management and support services, is the largest national vending operating company, operating 150 branches and 18,500 client sites, and is one of the leading owners and operators of vending machines in the United States. Compass is a division of UK-based Compass Group PLC.

The MPA provides, among other things, that for a period of thirty-six months, Foodbuy on behalf of Compass shall utilize USAT as the sole credit or debit card vending system hardware and related software and connect services provider for not less than seventy-five percent of the vending machines of Compass utilizing cashless payments solutions. The MPA also provides that for a period of thirty-six months, USAT shall be a preferred supplier and provider to Foodbuy and its customers, including Compass, of USAT’s products and services. The MPA provides for initial pricing for the e-Port hardware and monthly service and DEX telemetry fees at USAT’s standard pricing. Foodbuy’s customers have the right under the MPA to acquire USAT’s G-8 or Edge e-Port devices through USAT’s Quick Start Program. The MPA also provides for the ability of the customer to obtain DEX telemetry services from USAT in connection with vending machines utilizing the e-Port devices.

On July 1, 2009, USAT and Compass, in conjunction with the MPA described above, entered into a Quick Start Master Lease Agreement pursuant to which Compass could purchase USAT’s G-8 or Edge e-Port devices utilizing USAT’s Quick Start Program. The Quick Start Program enables Compass to acquire USAT’s e-Port through a 36 month non-cancellable lease. Under the Quick Start Program, Compass will pay USAT a monthly amount, per terminal, that includes the lease of the e-Port hardware and activation fee. The total monthly payment due under the Quick Start Program would be deducted by USAT directly out of the gross revenues generated from the Compass vending machines. Compass would be able to utilize the Quick Start Program to acquire e-Ports during the three year term of the Master Purchase Agreement referred to above.

On July 1, 2009, USAT and Compass, in conjunction with the MPA described above, also entered into a new three year e-Port Connect Services Agreement pursuant to which USAT will provide Compass with all card processing, data, network, communications and financial services, and DEX telemetry data services required in connection with all Compass vending machines utilizing e-Ports.

Merit

In October of 2008, we entered into an exclusive three-year agreement for the supply of e-Port® devices and ePort Connect® cashless services with Merit Entertainment. Merit is the provider of Megatouch countertop entertainment systems and selected the e-Port® software and ePort Connect® Services to help give Megatouch players the ability to pay with their debit or credit cards. Under this agreement every newly manufactured Megatouch system will include our ePort Connect® software. Merit has indicated to us that it currently has an installed base of over 250,000 touch screen games.

AIR-Serv

In September 2008, we entered into a three year agreement with AIR-serv, a leader in the coin-operated tire inflation and vacuuming services space, to enable Air-serv’s tire inflation and vacuuming kiosks to accept credit cards with our e-Port® and ePort Connect® Service. AIR-serv plans to install e-Port® devices on its tire inflation and car vacuum terminals in gas stations that are already operating in the field. AIR-serv has indicated to us that it currently has an install base of approximately 65,000 units worldwide.

QUICK START PROGRAM

The Quick Start Program (“Quick Start”) eliminates the customer’s up front capital outlay required for the purchase of the company’s e-Port® cashless payment products. The Company designed Quick Start in response to customer demands for more convenient and flexible financing alternatives of our product. Quick Start offers vending machine operators and bottlers a convenient ‘no money down’ plan to help them get started with the ePort Connect® service quickly and easily.

Under the program, vending operators or bottlers have no upfront capital cost, but will pay a monthly fee which includes the e-Port® device and the full ePort Connect® suite of services. The program will offer the operator several different lease options for the e-Port®, such as a fair market value lease or a $1 purchase option lease. On a limited basis, and at the Company’s discretion on which customers would qualify, the program will also include a rental option. The monthly lease or rental fee will be combined with the ePort Connect® Service fees and then automatically deducted from the either the cashless proceeds from the machine or via an automated ACH from the customer’s bank account on a monthly basis.

Quick Start lowers the upfront cost of entry for our products and services, providing our customer the ability to realize enhanced cash flows with the implementation of our e-Port® cashless technology. The Company believes providing convenient and flexible financing for our products, thereby lowering the upfront capital outlay requirement of customers will contribute to the increased adoption of cashless payment systems in vending, thus accelerating sales of its e-Port® products and services to the vending industry.

On July 1, 2009, USAT and Compass, entered into a Quick Start Master Lease Agreement pursuant to which Compass could purchase USAT’s G-8 or Edge e-Port devices utilizing USAT’s Quick Start Program. See Compass/Foodbuy, above, for more details.

In August 2009, the Company closed a subscription rights offering (see Note 15 to the Consolidated Financial Statements, Subsequent Events, Rights Offering) and received net cash proceeds of approximately $13,100,000, which, among other things, will be available to be used to finance the e-Ports which may be utilized in the Quick Start Program.

MANUFACTURING

The Company utilizes independent third party companies for the manufacturing of its products. The Company purchases other components of its business center (computers, printers, fax and copy machines) through various manufacturers and resellers. Our manufacturing process mainly consists of quality assurance of materials and testing of finished goods received from our contract manufacturers. With the exception of a manufacturer of our e-Port® product, we have not entered into a long-term contract with our contract manufacturers, nor have we agreed to commit to purchase certain quantities of materials or finished goods beyond those submitted under routine purchase orders, typically covering short-term forecasts.

COMPETITION

The cashless vending, remote business service and energy conservation industries are competitive markets. While the Company offers unique products and services within smaller niche markets of these industries, a number of competitors in the broader market may offer products and services within our niche market in the future. In the cashless vending market, we are not aware of a direct competitor that provides a complete solution, offering both a cashless/remote monitoring device and turnkey service. We are aware of two competitors that offer a cashless hardware device, MEI and Coin Acceptors Inc. (Coinco). We are aware of five competitors that offer a remote monitoring device, MEI, Coin Acceptors Inc. (Coinco), Cantaloupe Systems, Inc, InOne Technology, LLC, and Crane Streamware. We are aware of one direct competitor that offers a wireless service for cashless processing, Transaction Network Services, Inc. In the cashless laundry market, we are aware of one direct competitor, Mac-Gray Corporation. In the automated business center market, we are aware of three direct competitors. In the energy management market, we are not aware of any direct competitors for our Energy Miser products.

The businesses which have developed unattended, credit card activated control systems currently in use in non-vending machine applications (e.g., gasoline dispensing, public telephones, prepaid telephone cards and ticket dispensing machines), might be capable of developing products or utilizing their existing products in direct competition with our e-Port® control systems targeted to the vending industry. The Company is also aware of several businesses that make available use of the Internet and use of personal computers to hotel guests in their hotel rooms. Such services might compete with the Company’s Business Express, and the locations may not order the Business Express, or if ordered, the hotel guest may not use it. Finally, the production of highly efficient vending machines and glass front coolers or alternative energy conservation products may reduce or replace the need for our energy management products.

The Company’s key competitive factors include our unique products, our integrated services, product performance and price. Our competitors are well established, have substantially greater resources than the Company and have established reputations for success in the development, sale and service of high quality products. Any increase in competition in the future may result in reduced sales and/or lower percentages of gross revenues being retained by the Company, or otherwise may reduce potential profits or result in a loss of some or all of its customer base.

CUSTOMER CONCENTRATIONS

Approximately 32% and 68% of the Company’s accounts and finance receivables at June 30, 2009 and 2008, respectively, were concentrated with one and two customers, respectively. Approximately 11%, 61% and 40% of the Company’s revenues for the years ended June 30, 2009, 2008 and 2007, respectively, were concentrated with one, two (34% with one customer and 27% with another customer), and one customer(s), respectively. The Company’s customers are principally located in the United States.

TRADEMARKS, PROPRIETARY INFORMATION AND PATENTS

The Company received federal registration approval of the following trademarks: Blue Light Sequence®, Business Express®, C3X®, Cinemachine®, CM2iQ®, Credit Card Computer Express®, Dial-A-Snack®, Dial-A-Vend®, Dial-A-Vend.com®, Energy Miser®, ePort®, e-Port, ePort Connect®, ePort The Next Generation in Vending®, PC Express®, Public PC®, SnackMiser®, The Office That Never Sleeps®, TransAct®, USA Technologies®, USALive®, VendingMiser®, and VM2iQ®. The Company has three trademarks pending registration, ePort EDGE™, Intelligent Vending™, and Creating Value Through Innovation™. Through its wholly owned subsidiary, Stitch Networks, the Company has secured two registered trademarks, including eSuds.net® and Stitch Networks®, and has one trademark pending registration, eSuds™.

Much of the technology developed or to be developed by the Company is subject to trade secret protection. To reduce the risk of loss of trade secret protection through disclosure, the Company has entered into confidentiality agreements with its key employees. There can be no assurance that the Company will be successful in maintaining such trade secret protection, that they will be recognized as trade secrets by a court of law, or that others will not capitalize on certain aspects of the Company’s technology.

Through June 30, 2009, 66 United States patents and 6 Foreign patents have been issued to the Company, 13 United States and 4 Foreign patent applications are pending.

The list of issued patents is as follows:

●	U.S. Patent No. 6,856,820 entitled “An in-vehicle device for wirelessly connecting a vehicle to the internet and for transacting e-commerce and e-business”;

●	U.S. Patent No. 5,844,808 entitled “Apparatus and methods for monitoring and communicating with a plurality of networked vending machines”;

●	U.S. Patent No. 7,076,329 entitled “Cashless vending transaction management by a Vend Assist mode of operation”;

●	U.S. Patent No. 7,464,867 entitled “Cashless vending transaction management by a Vend Assist mode of operation”;

●	U.S. Patent No. 7,131,575 C1 entitled “Cashless vending transaction management by a Vend Assist mode of operation”;

●
U.S. Patent No. 6,615,186 entitled “Communicating interactive digital content between vehicles and internet based data processing resources for the purpose of transacting e-commerce or conducting e-business”;

●	U.S. Patent No. 7,003,289 entitled “Communication interface device for managing wireless data transmission between a vehicle and the internet”;

●	U.S. Patent No. 5,637,845 entitled “Credit Card and Bank Issued Debit Card Operated System and Method for Controlling a Prepaid Card Encoding/Dispensing Machine”;

●	U.S. Patent No. 6,119,934 entitled “Credit Card and Bank Issued Debit Card Operated System and Method for Controlling a Prepaid Card Encoding/Dispensing Machine”;

●	U.S. Patent No. 6,152,365 entitled “Credit Card and Bank Issued Debit Card Operated System and Method for Controlling a Vending Machine (as Amended)”;

●	U.S. Patent No. 5,619,024 entitled “Credit Card and Bank Issued Debit Card Operated System and Method for Controlling and Monitoring Access of Computer and Copy Equipment”;

●	U.S. Patent No. D423,474 entitled “Dataport”;

●	U.S. Patent No. 6,754,641 entitled “Dynamic identification interchange method for exchanging one form of identification for another”;

●	U.S. Patent No. D428,444 entitled “Electronic Commerce Terminal Enclosure for a Vending Machine”;

●	U.S. Patent No. D437,890 entitled “Electronic Commerce Terminal Enclosure for a Vending Machine”;

●	U.S. Patent No. D441,401 entitled “Electronic Commerce Terminal Enclosure with Brackets”;

●	U.S. Patent No. D428,047 entitled “Electronic Commerce Terminal Enclosure”;

●	U.S. Patent No. 6,243,626 entitled “External power management device with current monitoring precluding shutdown during high current”;

●	U.S. Patent No. D415,742 entitled “Laptop Data Port Enclosure”;

●	Canadian Patent No. D91645 entitled “Laptop Data Port enclosure”;

●	U.S. Patent No. 7,286,907 entitled “Method and Apparatus for Conserving Power Consumed by a Refrigerated Appliance Utilizing Audio Signal Detection”;

●	U.S. Patent No. 6,021,626 entitled “Method and Apparatus for Forming, Packaging, Storing, Displaying and Selling Clothing Articles”;

●	U.S. Patent No. 6,975,926 entitled “Method and Apparatus for Power Management Control of a Compressor-Based Appliance that Reduces Electrical Power Consumption of an Appliance”;

●	U.S. Patent No. 7,200,467 entitled “Method and Apparatus for Power Management Control of a Compressor-Based Appliance that Reduces Electrical Power Consumption of an Appliance”;

●
U.S. Patent No. 6,622,124 entitled “Method of transacting an electronic mail, an electronic commerce, and an electronic business transaction by an electronic commerce terminal operated on a transportation vehicle”;

●	U.S. Patent No. 6,606,605 entitled “Method to obtain customer specific data for public access electronic commerce services”;

●	U.S. Patent No. D480,948 entitled “Mounting bracket for mounting a cashless payment terminal to a vending machine”;

●	U.S. Patent No. D475,750 entitled “Paper guide for a point of sale terminal”;

●	U.S. Design Patent No. D543,588 entitled “Point of Sale Terminal Mountable on a Vending Machine’;

●	U.S. Patent No. 6,801,836 entitled “Power-conservation based on indoor/outdoor and ambient-light”;

●	European Patent No. 1419425 entitled “Power-Conservation System based on Indoor/Outdoor and Ambient-Light” (validated in Germany, Spain, France, the United Kingdom, and Italy);

●	U.S. Patent No. 5,477,476 entitled “Power conservation system for computer peripherals”;

●	U.S. Patent No. D475,414 entitled “Printer bracket for point of sale terminal”;

●	U.S. Patent No. D476,036 entitled “Printer bracket for point of sale terminal”;

●	Australian Patent No. 2001263356 entitled “Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode”;

●	Mexican Patent No. 234363 entitled “Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode”.

●	U.S. Patent No. 6,389,822 entitled “Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode”;

●	U.S. Patent No. 6,581,396 entitled “Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode”;

●	U.S. Patent No. 6,898,942 entitled “Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode”;

●	U.S. Patent No. 6,931,869 entitled “Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode”;

●	U.S. Patent No. D418,878 entitled “Sign Holder”;

●	Canadian Patent No. D87998 entitled “Sign Holder”;

●	U.S. Patent No. 6,056,194 entitled “System and Method for Networking and Controlling Vending Machines”;

●	U.S. Patent No. 6,321,985 entitled “System and Method for Networking and Controlling Vending Machines”;

●	U.S. Patent No. 6,505,095 entitled “System for Providing Remote Audit, Cashless Payment, and Interactive Transaction Capabilities in a Vending Machine” (Stitch);

●	U.S. Patent No. 6,389,337 entitled “Transacting E-commerce and Conducting E-business Related to Identifying and Procuring Automotive Service and Vehicle Replacement Parts” (Stitch);

●	U.S. Patent No. D478,577 entitled “Transceiver base unit”;

●	U.S. Patent No. 6,609,102 entitled “Universal interactive advertising and payment system for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,604,085 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,601,038 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,604,086 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,601,037 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,611,810 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,606,602 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,601,039 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,604,087 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,615,183 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,601,040 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,609,103 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,629,080 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 7,089,209 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,643,623 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,684,197 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,807,532 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,763,336 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	Canadian Patent No. 2,291,015 entitled “Universal interactive advertising and payment system for public access electronic commerce and business related products and services”;

●	U.S. Patent No. D475,751 entitled “User interface bracket for a point of sale terminal”;

●	U.S. Patent No. D476,037 entitled “User interface bracket for a point of sale terminal”;

●	U.S. Patent No. 6,895,310 entitled “Vehicle related wireless scientific instrumentation telematics”;

●	U.S. Patent No. 6,853,894 entitled “Vehicle related wireless scientific instrumentation telematics”;

●	U.S. Patent No. D477,030 entitled “Vending machine cashless payment terminal”; and

●	U.S. Patent No. 7,502,672 entitled “Wireless Vehicle Diagnostics Device and Method with Service and Part Determination Capabilities (as amended)”.

The Company believes that one or more of its patents, including the U.S. patent No. 6,505,095 entitled “System for providing remote audit, cashless payment, and interactive transaction capabilities in a vending machine”, are important in protecting its intellectual property used in its e-Port® control system targeted to the vending industry. The aforesaid patent expires in July 2021. Reference is hereby made to our risk factors relating to our intellectual property.

The Company has filed for the reexamination of U.S. Patent No. 7,131,575 (reexamination control no. 90/008,437) and for the reexamination of U.S. Patent No. 6,505,095 (reexamination control no. 90/008,448). On August 11, 2009, the U.S. Patent Office issued an Ex Parte Reexamination Certificate in connection with U.S. Patent No. 6,505,095 which, among other things, approved amendments to certain of the prior claims and approved twelve new claims, for a total of 43 claims.

RESEARCH AND DEVELOPMENT

Research and development expenses, which are included in selling, general and administrative expense in the Consolidated Statements of Operations, were approximately $2,691,000, $1,679,000, and $1,355,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

EMPLOYEES

On August 31, 2009 the Company had forty full-time employees and no part-time employees.

Item 1A. Risk Factors.

Risks Relating to Our Business

We have a history of losses since inception and if we continue to incur losses the price of our shares can be expected to fall.

We have experienced losses since inception. We expect to continue to incur losses for the foreseeable future as we expend substantial resources on sales, marketing, and research and development of our products. From our inception through June 30, 2009, our cumulative losses from operations are approximately $176 million. For our fiscal years ended June 30, 2009, 2008 and 2007, we have incurred net losses of $13,731,818, $16,417,893, $17,782,458, respectively. If we continue to incur losses, the price of our common stock can be expected to fall.

Our existence is dependent on our ability to raise capital that may not be available.

There is currently limited experience upon which to assume that our business will prove financially profitable or generate sufficient revenues to cover our expenses. From inception, we have generated funds primarily through the sale of securities. Although we believe that we have adequate existing resources to provide for our funding requirements through at least July 1, 2010, there can be no assurances that we will be able to continue to generate sufficient funds thereafter. We expect to raise funds in the future through sales of our debt or equity securities until such time, if ever, as we are able to operate profitably. Subsequent to July 1, 2010, our inability to obtain needed funding can be expected to have a material adverse effect on our operations and our ability to achieve profitability. If we fail to generate increased revenues or fail to sell additional securities, you may lose all or a substantial portion of your investment.

Our products may fail to gain widespread market acceptance. As a result, we may not generate sufficient revenues or profit margins to become successful.

There can be no assurances that demand for our products will be sufficient to enable us to generate sufficient revenue or become profitable. Likewise, no assurance can be given that we will be able to install the e-Ports® at enough locations or sell equipment utilizing our network or our energy management products to enough locations to achieve significant revenues or that our operations can be conducted profitably. Alternatively, the locations which would utilize the network may not be successful locations and our revenues would be adversely affected. We may in the future lose locations utilizing our products to competitors, or may not be able to install our products at competitors’ locations. In addition, there can be no assurance that our products could evolve or be improved to meet the future needs of the market place.

We may be required to incur further debt to meet future capital requirements of our business. Should we be required to incur additional debt, the restrictions imposed by the terms of our debt could adversely affect our financial condition and our ability to respond to changes in our business.

If we incur additional debt, we may be subject to the following risks:

●	our vulnerability to adverse economic conditions and competitive pressures may be heightened;

●	our flexibility in planning for, or reacting to, changes in our business and industry may be limited;

●	we may be sensitive to fluctuations in interest rates if any of our debt obligations are subject to variable interest rates; and

●	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

We cannot assure you that our leverage and such restrictions will not materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. In addition, we cannot assure you that additional financing will be available when required or, if available, will be on terms satisfactory to us.

Current conditions in the global financial markets and the distressed economy may materially adversely affect our business, results of operations and ability to raise capital.

Our business and results of operations may be materially affected by conditions in the financial markets and the economy generally. The stress being experienced by global financial markets that began in late 2007 continued and substantially increased during 2008 and into 2009. The volatility and disruption in the financial markets have reached unprecedented levels. The availability and cost of credit has been materially affected. These factors, combined with volatile oil prices, depressed home prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and the risks of increased inflation and unemployment, have precipitated an economic slowdown and severe recession. These events and the continuing market upheavals may have an adverse effect on us, our suppliers and our customers. The demand for our products could be adversely affected in an economic downturn and our revenues may decline under such circumstances.

Furthermore, the fixed-income markets are experiencing a period of both extreme volatility and limited market liquidity, which has affected a broad range of asset classes and sectors. Equity markets have also been experiencing heightened volatility. We rely on the credit and equity markets for funding our business by issuing debt and equity securities. We may find it difficult, or we may not be able, to access the credit or equity markets, or we may experience higher funding costs as a result of the current adverse market conditions. Continued instability in these markets may limit our ability to access the capital we require to fund and grow our business.

The loss of one or more of our key customers could significantly reduce our revenues and profits.

We have derived, and believe we may continue to derive, a significant portion of our revenues from a limited number of large customers. Approximately 32% and 68% of the Company’s accounts and finance receivables at June 30, 2009 and 2008, respectively, were concentrated with one and two customers, respectively. Approximately 11%, 61% and 40% of the Company’s revenues for the years ended June 30, 2009, 2008 and 2007, respectively, were concentrated with one, two (34% with one customer and 27% with another customer), and one customer(s), respectively. The Company’s customers are principally located in the United States. Our customers may buy less of our products or services depending on their own technological developments, end-user demand for our products and internal budget cycles. A major customer in one year may not purchase any of our products or services in another year, which may negatively affect our financial performance. If any of our large customers significantly reduce or delay purchases from us or if we are required to sell products to them at reduced prices or unfavorable terms, our results of operations and revenue could be materially adversely affected.

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

We are dependent on key management personnel, particularly the Chairman and Chief Executive Officer, George R. Jensen, Jr. The loss of services of Mr. Jensen or other executive officers would dramatically affect our business prospects. Certain of our employees are particularly valuable to us because:

●	they have specialized knowledge about our company and operations;

●	they have specialized skills that are important to our operations; or

●	they would be particularly difficult to replace.

We have entered into an employment agreement with Mr. Jensen that expires on June 30, 2011. We have also entered into employment agreements with other executive officers, each of which contain confidentiality and non-compete agreements. We have obtained a key man life insurance policy in the amount of $1,000,000 on Mr. Jensen and a key man life insurance policy in the amount of $1,000,000 on our President, Stephen P. Herbert. We do not have and do not intend to obtain key man life insurance coverage on any of our other executive officers. As a result, we are exposed to the costs associated with the death of these key employees.

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

Through June 30, 2009, we have 17 pending patent applications, and intend to file applications for additional patents covering our future products, although there can be no assurance that we will do so. In addition, there can be no assurance that we will maintain or prosecute these applications. The United States Government and other countries have granted us 72 patents as of June 30, 2009. There can be no assurance that:

●	any of the remaining patent applications will be granted to us;

●	we will develop additional products that are patentable or do not infringe the patents of others;

●	any patents issued to us will provide us with any competitive advantages or adequate protection for our products;

●	any patents issued to us will not be challenged, invalidated or circumvented by others; or

●	any of our products would not infringe the patents of others.

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

●
companies offering automated, credit card activated control systems in connection with facsimile machines, personal computers, debit card purchase/revalue stations, and use of the Internet and e-mail which directly compete with our products;

●
companies which have developed unattended, credit card activated control systems currently used in connection with public telephones, prepaid telephone cards, gasoline dispensing machines, or vending machines and are capable of developing control systems in direct competition with the Company; and

●
businesses which provide access to the Internet and personal computers to hotel guests. Although these services are not credit card activated, such services would compete with the Company’s Business Express®.

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

We depend on arrangements with third parties for a variety of component parts used in our products. We have contracted with various suppliers to assist us to develop and manufacture our e-Port® products and with various suppliers to manufacture our Energy Miser® products. For other components, we do not have supply contracts with any of our third-party suppliers and we purchase components as needed from time to time. We have contracted with DBSi to host our network in a secure, 24/7 environment to ensure the reliability of our network services. We also have contracted with multiple land-based telecommunications providers to ensure the reliability of our land-based network. If these business relationships are terminated, the implementation of our business plan may be delayed until an alternative supplier or service provider can be retained. If we are unable to find another source or one that is comparable, the content and quality of our products could suffer and our business, operating results and financial condition could be harmed.

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

The operation of our wirelessly networked devices depends upon the capacity, reliability and security of services provided to us by our wireless telecommunication services provider, AT&T Mobility. We have no control over the operation, quality or maintenance of these services or whether the vendor will improve its services or continue to provide services that are essential to our business. In addition, our wireless telecommunication services provider may increase its prices at which it provides services, which would increase our costs. If our wireless telecommunication services provider were to cease to provide essential services or to significantly increase its prices, we could be required to find alternative vendors for these services. With a limited number of vendors, we could experience significant delays in obtaining new or replacement services, which could lead to slowdowns or failures of our network. In addition, we may have to replace our existing e-Port® devices that are already installed in the marketplace. This could significantly harm our reputation and could cause us to lose customers and revenues.

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

We offer technically complex products which, when first introduced or released in new versions, may contain software or hardware defects that are difficult to detect and correct. The existence of defects and delays in correcting them could result in negative consequences, including the following:

●	delays in shipping products;

●	cancellation of orders;

●	additional warranty expense;

●	delays in the collection of receivables;

●	product returns;

●	the loss of market acceptance of our products;

●	diversion of research and development resources from new product development; and

●	inventory write-downs.

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

Managing the proper inventory levels for components and finished products is challenging. In formulating our product offerings, we have focused our efforts on providing our customers products with greater capability and functionality, which requires us to develop and incorporate the most current technologies in our products. This approach tends to increase the risk of obsolescence for products and components we hold in inventory and may compound the difficulties posed by other factors that affect our inventory levels, including the following:

●	the need to maintain significant inventory of components that are in limited supply;

●	buying components in bulk for the best pricing;

●	responding to the unpredictable demand for products;

●	responding to customer requests for short lead-time delivery schedules;

●	failure of customers to take delivery of ordered products; and

●	product returns.

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

Protection against fraud is of key importance to purchasers and end-users of our products. We incorporate security features, such as encryption software and secure hardware, into our products to protect against fraud in electronic payment transactions and to ensure the privacy and integrity of consumer data. Our products may be vulnerable to breaches in security due to defects in the security mechanisms, the operating system and applications or the hardware platform. Security vulnerabilities could jeopardize the security of information transmitted or stored using our products. In general, liability associated with security breaches of a certified electronic payment system belongs to the institution that acquires the financial transaction. In addition, we have not experienced any material security breaches affecting our business. However, if the security of the information in our products is compromised, our reputation and marketplace acceptance of our products will be adversely affected, which would adversely affect our results of operations, and subject us to potential liability. If our security applications are breached and sensitive data is lost or stolen, we could incur significant costs to not only assess and repair any damage to our systems, but also to reimburse customers for losses that occur from the fraudulent use of the data. We may also be subject to fines and penalties from the credit card associations in the event of the loss of confidential card information. Adverse publicity raising concerns about the safety or privacy of electronic transactions, or widely reported breaches of our or another provider’s security, have the potential to undermine consumer confidence in the technology and could have a materially adverse effect on our business.

Our products and services may be vulnerable to security breach.

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

If we fail to adhere to the standards of the Visa and MasterCard credit card associations, our registrations with these associations could be terminated and we could be required to stop providing payment processing services for Visa and MasterCard.

A large portion of all of the transactions we process involve Visa or MasterCard. If we fail to comply with the applicable requirements of the Visa and MasterCard credit card associations, Visa or MasterCard could suspend or terminate our registration with them. The termination of our registration with them or any changes in the Visa or MasterCard rules that would impair our registration with them could require us to stop providing payment processing services.

We rely on other card payment processors and service providers; if they fail or no longer agree to provide their services, our merchant relationships could be adversely affected and we could lose business.

We rely on agreements with other large payment processing organizations, primarily Elavon, Inc., to enable us to provide card authorization, data capture, settlement and merchant accounting services and access to various reporting tools for the merchants we serve. Many of these organizations and service providers are our competitors and are subject to termination by them.

The termination by our service providers of their arrangements with us or their failure to perform their services efficiently and effectively may adversely affect our relationships with the merchants whose accounts we serve and may cause those merchants to terminate their processing agreements with us.

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

The holders of our common stock and series A convertible preferred stock are entitled to receive dividends when, and if, declared by our board of directors. Our board of directors does not intend to pay cash dividends in the foreseeable future, but instead intends to retain any and all earnings to finance the growth of the business. To date, we have not paid any cash dividends on our common stock or our series A convertible preferred stock and there can be no assurance that cash dividends will ever be paid on our common stock.

In addition, our articles of incorporation prohibit the declaration of any dividends on our common stock unless and until all unpaid and accumulated dividends on the series A convertible preferred stock have been declared and paid. Through August 31, 2009, the unpaid and cumulative dividends on the series A convertible preferred stock are $10,731,310. The unpaid and cumulative dividends on the series A convertible preferred stock are convertible into shares of our common stock at the rate of $1,000 per share at the option of the shareholder. During the years ended June 30, 2009 and 2008 no Preferred Stock or cumulative preferred dividends was converted into shares of Common Stock. During the year ended June 30, 2007, certain holders converted 1,150 shares of the Preferred Stock into 11 shares of Common Stock. Certain of these shareholders also converted cumulative preferred dividends of $15,000, into 15 shares of Common Stock during the year ended June 30, 2007.

We may issue additional shares of our common stock, which could depress the market price of our common stock and dilute your ownership.

As of August 31, 2009, we had issued and outstanding options to purchase 160,000 shares of our common stock and warrants to purchase 10,608,087 shares of our common stock. The shares underlying none of these options, and 8,189,747 of these warrants have been registered and may be freely sold. Market sales of large amounts of our common stock, or the potential for those sales even if they do not actually occur, may have the effect of depressing the market price of our common stock. In addition, if our future financing needs require us to issue additional shares of common stock or securities convertible into common stock, the supply of common stock available for resale could be increased which could stimulate trading activity and cause the market price of our common stock to drop, even if our business is doing well. Furthermore, the issuance of any additional shares of our common stock, including those pursuant to the warrants subject to this offering, or securities convertible into our common stock could be substantially dilutive to holders of our common stock if they do not invest in future offerings.

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

The overall market for securities in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of our common stock is expected to be subject to significant fluctuations including, but not limited to, the following:

●	quarterly variations in operating results and achievement of key business metrics;

●	changes in earnings estimates by securities analysts, if any;

●	any differences between reported results and securities analysts’ published or unpublished expectations;

●	announcements of new contracts or service offerings by us or our competitors;

●	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;

●	demand for our services and products;

●	shares being sold pursuant to Rule 144 or upon exercise of warrants; and

●	general economic or stock market conditions unrelated to our operating performance.

These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

The substantial market overhang of our shares will tend to depress the market price of our shares.

The substantial number of our shares currently eligible for sale in the open market will tend to depress the market price of our shares. As of August 31, 2009, these shares consisted of the following:

●	22,709,408 shares of common stock

●	510,270 shares of series A convertible preferred stock

●	10,731 shares issuable upon conversion of the accrued and unpaid dividends on the series A convertible preferred stock

●	8,481,179 shares underlying common stock warrants

●	57,747 shares issuable under our 2008 Stock Incentive Plan.

Director and officer liability is limited.

As permitted by Pennsylvania law, our by-laws limit the liability of our directors for monetary damages for breach of a director’s fiduciary duty except for liability in certain instances. As a result of our by-law provisions and Pennsylvania law, shareholders may have limited rights to recover against directors for breach of fiduciary duty. In addition, our by-laws and indemnification agreements entered into by the Company with each of the officers and directors provide that we shall indemnify our directors and officers to the fullest extent permitted by law.

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

Item 2. Properties.

The Company conducts its operations from various facilities under operating leases. The Company leases 17,249 square feet of space located in Malvern, Pennsylvania for its principal executive office and used for general administrative functions, sales activities, and product development. The lease term expires on December 31, 2010. As of June 30, 2009, the Company’s rent payment for this facility is $36,654 per month.

The Company also leases 13,377 square feet of space, located in Malvern, Pennsylvania for its product warehousing, shipping and customer support. The lease term expires December 31, 2010. As of June 30, 2009, the Company’s rent payment for this facility is $13,377 per month with escalating rental payments through the remainder of the lease.

Since December 2004, the Company leased 2,837 square feet of space located in Denver, Colorado for administrative functions, sales activities and product warehousing associated with our energy management products. The lease was set to expire May 31, 2009, at which time the Company extended one additional month, through June 2009, when the lease expired and the location was closed.

Item 3. Legal Proceedings.

The Company is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on April 29, 2009. The only matters voted upon were the election of seven directors and ratification of the appointment of the independent registered public accounting firm of the Company. No other business came before the meeting.

The result of the voting in the election of directors was as follows:

Director Nominees	For	Withheld

George R. Jensen, Jr.	10,454,159	1,981,440
Stephen P. Herbert	10,522,225	1,913,374
William L. Van Alen, Jr.	11,097,799	1,337,800
Steven Katz	10,421,045	2,014,554
Douglas M. Lurio	10,447,935	1,987,664
Stephen W. McHugh	11,113,533	1,322,066
Joel Brooks	11,105,194	1,330,405

The shareholders ratified the appointment of McGladrey & Pullen, LLP as the independent registered public accounting firm of the Company for fiscal year 2009 by a vote of 11,628,752 for, 251,858 against and 554,989 abstain.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company has been trading on The NASDAQ Global Market under the symbol USAT since August 1, 2007. Prior thereto, and since March 17, 2007, the common stock traded on the NASDAQ Capital Market. Prior thereto, the common stock of the Company was traded on the OTC Electronic Bulletin Board under the symbol USAT.

The high and low bid prices on The NASDAQ Capital Market and the NASDAQ Global Market, as the case may be, for the common stock were as follows.

Year ended June 30, 2009	High	Low
First Quarter (through September 30, 2008)	$6.00	$2.92
Second Quarter (through December 31, 2008)	$4.20	$0.90
Third Quarter (through March 31, 2009)	$3.54	$1.44
Fourth Quarter (through June 30, 2009)	$3.17	$1.56

Year ended June 30, 2008
First Quarter (through September 30, 2007)	$11.30	$7.36
Second Quarter (through December 31, 2007)	$8.84	$4.53
Third Quarter (through March 31, 2008)	$5.99	$2.90
Fourth Quarter (through June 30, 2008)	$6.49	$4.30

On August 31, 2009 there were 627 record holders of the Common Stock and 427 record holders of the Preferred Stock.

The holders of the Common Stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company’s Common Stock or Preferred Stock. No dividend may be paid on the Common Stock until all accumulated and unpaid dividends on the Preferred Stock have been paid. As of August 31, 2009, such accumulated unpaid dividends amounted to $10,731,310.

As of June 30, 2009, equity securities authorized for issuance by the Company with respect to compensation plans were as follows:

Plan category	Number of Securities to be issued upon exercises of outstanding options and warrants (a)		Weighted average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	—		—	60,747	(3)

Equity compensation plans not approved by security holders	160,000	(1)	$7.52	457,433	(2)

Total	160,000		$7.52	518,180

1) Represents stock options outstanding as of June 30, 2009 for the purchase of shares of Common Stock of the Company expiring at various times from April 2011 through June 2013. All such options were granted to employees and directors of the Company. Exercise prices for all the options outstanding were at prices that were either equal to or greater than the market price of the Company’s Common Stock on the dates the options were granted. Shareholder approval of these options was not required because the options were granted prior to the Company’s shares being listed on the NASDAQ Stock Market LLC.

2) Represents 140,000 shares of Common Stock issuable to the Company’s Chief Executive Officer under the terms of his employment agreement plus 317,433 shares of Common Stock issuable under the Long-Term Equity Incentive Program adopted in February 2007. Shareholder approval of the foregoing was not required because each of the foregoing was adopted by the Company prior to the Company’s shares being listed on the NASDAQ Stock Market LLC.

3) Represents shares of Common Stock issuable under the Company’s 2008 Stock Incentive Plan as approved by shareholders on February 28, 2008 for use in compensating employees, directors and consultants through the issuance of shares of Common Stock of the Company. The shares have been registered with the Securities and Exchange Commission as an employee benefit plan under Form S-8.

As of August 31, 2009, shares of Common Stock reserved for future issuance were as follows:

-	160,000 shares issuable upon the exercise of stock options at exercise prices ranging from $7.50 to $8 per share

-
10,608,087 shares issuable upon the exercise of common stock warrants at exercise prices ranging from $2.20 to $7.70 per share; 1,530,863 of which were exercisable as of August 31, 2009 at prices ranging from $5.90 to $7.70 per share; 7,577,224 will be exercisable in January 2010 at $2.20 per share; and 1,500,000 will be exercisable at $5.25 and $6 per share when certain performance hurdles are met.

-	15,834 shares issuable upon the conversion of outstanding Preferred Stock and cumulative Preferred Stock dividends

-	317,433 shares issuable under the Long-Term Equity Incentive Program adopted in February 2007

-	57,747 shares issuable under the 2008 Stock Incentive Plan; and

-	140,000 shares issuable to Mr. Jensen under his employment agreement upon the occurrence of a USA Transaction.

PERFORMANCE GRAPH

The following graph shows a comparison of the 5-year cumulative total shareholder return for our common stock with the NASDAQ Composite Index and the S&P 500 Information Technology Index for small cap companies in the United States. The graph assumes a $100 investment on June 30, 2004 in our common stock and in the NASDAQ Composite Index and the Dow Jones Technology 9000 Index, including reinvestment of dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

Among USA Technologies, Inc., The NASDAQ Composite Index and The S&P 500 Information Technology Index

Total Return For	Jun-04	Jun-05	Jun-06	Jun-07	Jun-08	Jun-09

USA Technologies, Inc.	100	77.78	43.44	59.72	33.28	16.06
NASDAQ Composite	100	101.67	106.85	127.93	113.79	90.62
S&P 500 Information Technology Index	100	97.25	97.50	120.77	111.97	89.44

The information in the performance graph is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such a filing. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.

The following selected financial data for the five years ended June 30, 2009 are derived from the audited consolidated financial statements of USA Technologies, Inc. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information.

	Year ended June 30

	2009	2008	2007	2006	2005
OPERATIONS DATA

Revenues	$12,020,123	$16,103,546	$9,158,012	$6,414,803	$4,677,989

Net loss	(13,731,818)	(16,417,893)	(17,782,458)	(14,847,076)	(15,499,190)

Cumulative preferred dividends	(772,997)	(780,588)	(781,451)	(783,289)	(784,113)
Loss applicable to common shares	$(14,504,815)	(17,198,481)	$(18,563,909)	$(15,630,365)	$(16,283,303)

Loss per common share (basic and diluted)	$(0.95)	$(1.21)	$(2.13)	$(3.15)	$(4.18)

Cash dividends per common share	$—	$—	$—	$—	$—

BALANCE SHEET DATA
Total assets	$25,980,378	$40,055,651	$34,491,497	$23,419,466	$23,391,765
Convertible Senior Notes and other long-term debt	$820,059	$967,518	$1,029,745	$7,780,853	$9,337,300
Shareholders’ equity	$19,972,272	$32,576,549	$28,084,206	$11,177,064	$9,309,185

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

USA Technologies, Inc. provides wireless networking, cashless transactions, asset monitoring and energy management products and services. The Company markets and sells its products and services principally to the vending, hospitality, retail and laundry industries. Our technology, e-Port® and ePort SDK™, can be installed and/or embedded into everyday devices such as vending machines, kiosks and copiers, as well as our eSuds™ technology for washer and dryers. Our associated network service, ePort Connect®, provides wireless connectivity that facilitates cashless transaction processing and remote monitoring of assets, through the collection of financial/sales and machine diagnostic data, which is made accessible to our customers via our USALive® website. In addition, the Company provides energy management products, such as its VendingMiser® and CoolerMiser™, which reduce energy consumption in vending machines and coolers.

The Company generates revenue in multiple ways. The Company generates revenue through the sale of equipment and/or through the licensing of its technology. In addition, we generate recurring revenues through our associated services. The Company charges a monthly network service fee for each device that is connected to the Company’s network. In addition, we charge a transaction processing fee for every cashless transaction we process. Since our energy management products are a stand-alone, non-networked device, we only generate revenue through the sale of equipment.

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

REVENUE RECOGNITION

Revenue from the sale of equipment is recognized on the terms of freight-on-board shipping point, or upon installation and acceptance of the equipment if installation services are purchased for the related equipment. Activation fee revenue is recognized when the Company’s cashless payment device is initially activated for use on the Company network. Transaction processing revenue is recognized upon the usage of the Company’s cashless payment and control network. License fees for access to the Company’s devices and network services are recognized on a monthly basis. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. The Company estimates an allowance for product returns at the date of sale.

IMPAIRMENT OF LONG LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“FAS 144”), the Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value. In the period when the plan of sale criteria of FAS 144 are met, long-lived assets are reported as held for sale, depreciation and amortization cease, and the assets are reported at the lower of carrying value or fair value less costs to sell.

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. The Company tests goodwill for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a discounted cash flow analysis to complete the first step in this process. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill as a result of its testing on April 1, 2007, April 1, 2008 and April 1, 2009.

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

Intangible assets include patents, trademarks and non-compete arrangements purchased in acquisitions. Amortization expense related to these intangible assets was $1,040,379, $1,236,600, and $1,236,600 during the years ended June 30, 2009, 2008, and 2007, respectively.

INVESTMENTS

The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Management determines the appropriate classifications of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of shareholders’ equity in other comprehensive income (loss). A judgmental aspect of accounting for investments involves determining whether an other-than-temporary decline in value of the investment has been sustained. If it has been determined that an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value, by a charge to earnings. Such evaluation is dependent on the specific facts and circumstances. Factors that are considered by the Company each quarter in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the investee; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. In evaluating the factors above for available-for-sale securities, management presumes a decline in value to be other-than-temporary if the quoted market price of the security is below the investment’s cost basis for a period of six months or more. However, the presumption of an other-than-temporary decline in these instances may be overcome if there is persuasive evidence indicating that the decline is temporary in nature (e.g., strong operating performance of investee, historical volatility of investee, etc.).

As of June 30, 2009 and June 30, 2008, available-for-sale securities consisted of $0 and $6,875,000 par value of auction rate securities (“ARS”), respectively, that were purchased during January 2008. The Company’s ARS were long-term variable rate securities whose dividend rates were reset every seven days through a “dutch auction” conducted by investment banks. We had the option to participate in the auction and sell our ARS to prospective buyers at par value. Our ARS were all AAA or Aaa rated, and represent preferred stock of closed-end investment funds. Our ARS had no fixed maturity dates.

Until February 2008, the auction process had allowed investors to obtain liquidity if so desired by selling the securities at their par values on the weekly auction date. However, beginning the week of February 11, 2008, the auctions for our ARS failed as a result of negative overall market conditions, meaning there were not enough buyers to purchase the amount of securities available for sale at auction. The result of a failed auction, which does not signify a default by the issuer, is that the ARS continue to pay dividends in accordance with their terms, but we were not able to liquidate any of these securities until these securities are redeemed by the issuer, or until there is a successful auction, or until such time as other markets for these investments develop.

On August 21, 2008, the broker-dealer who sold the Company the ARS announced a settlement with state regulators and an agreement in principle with the Securities and Exchange Commission pursuant to which, among other things, the broker-dealer purchased all of the Company’s remaining ARS at par upon the Company’s request on January 2, 2009. As such, there were no unrealized losses recorded in connection with these investments during the year ended June 30, 2009.

As of June 30, 2008, we have classified $6,875,000 of our ARS as non-current assets at par value. As such, there was no unrealized loss recorded as of June 30, 2008 in connection with our ARS investments.

As of June 30, 2007, available-for-sale securities consisted of $6,350,000 par value of auction rate securities. There was no unrealized gain (loss) as of June 30, 2007. These securities were redeemed during the first quarter of fiscal year 2008.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2009 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2008

Revenues for the year ended June 30, 2009 were $12,020,123 compared to $16,103,546 for the year ended June 30, 2008. This $4,083,423 or 25% decrease was primarily due to a decrease in equipment sales of $6,226,853, offset by an increase in license and transaction fees of $2,143,430. The decrease in equipment sales was due to a decrease in sales of approximately $4,924,000 of e-Port® vending equipment and approximately $1,250,000 in energy conservation equipment, as well as a net decrease in other equipment sales of approximately $53,000. The decrease in e-Port® vending equipment sales was primarily related to a decrease in capital spending by some of our customers due to the current economic slowdown, as well as key customers awaiting the availability of the e-Port® G8 and e-Port Edge™ products. The e-Port® G8 product was available for sale to our customers at the end of the third quarter of fiscal 2009, and the e-Port Edge™ product was available for sale to our customers during the fourth quarter of fiscal 2009. The increase in license and transaction fees was primarily due to the increase in the number of e-Port® units on our USALive® network.

In regards to license fees, as of June 30, 2009, the Company had approximately 52,000 distributed assets connected to our USALive® network as compared to approximately 38,000 distributed assets connected to our USALive network as of June 30, 2008.

In regards to transaction fees, during the year ended June 30, 2009, the Company processed approximately 22.4 million transactions totaling over $47.1 million compared to approximately 11.3 million transactions totaling over $34.4 million during the year ended June 30, 2008, an increase of approximately 98% in transaction volume and approximately 37% in dollars processed.

Cost of sales for the 2009 fiscal year consisted of equipment costs of $4,490,519 and network and transaction services related costs of $4,680,087. The decrease in total cost of sales of $3,514,086 or 28% over the prior fiscal year was due to a decrease in equipment costs of $5,212,955 and an increase in network and transaction services related costs of $1,698,869.

Gross profit for the year ended June 30, 2009 was $2,849,517 compared to gross profit of $3,418,854 for the previous fiscal year. The decrease was primarily the result of a reduction in equipment sales. During the same periods, percentage based gross profit increased to 24% from 21%; this increase is primarily due to an increase in the profit margin of e-Port® vending equipment sales as a result of lower production costs primarily due to offshore production.

Selling, general and administrative expense of $15,183,847, decreased by $3,459,369 or 19% primarily due to decreases in compensation expenses of approximately $3,067,000, recruiting fees of approximately $349,000, trade show expenses of approximately $197,000, travel and entertainment expenses of approximately $195,000, and bad debt expense of approximately $155,000, offset by increases in professional and consulting services of approximately $282,000 and product development costs of approximately $183,000. The overall decrease was due to cost reduction measures taken by the Company during the third and fourth quarters of fiscal year 2008 and during the third quarter of fiscal year 2009. The increase in product development costs and consulting services is directly attributable to the costs related to the development of our new e-Port® G-8 and e-Port Edge™ products.

Compensation expense decreased by approximately $3,067,000 primarily due to a decrease of approximately $1,855,000 in non-cash charges related to the LTIP Program (See Note 11 of the Consolidated Financial Statements), as well as a $1,212,000 decrease in compensation and benefits expense.

The year ended June 30, 2009 resulted in a net loss of $13,731,818 (including approximately $2.6 million of non-cash charges) compared to a net loss of $16,417,893 (including approximately $3.2 million of non-cash charges) for the year ended June 30, 2008.

FISCAL YEAR ENDED JUNE 30, 2008 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2007

Revenues for the fiscal year ended June 30, 2008 were $16,103,546, an increase of $6,945,534 or 76% from the fiscal year ended June 30, 2007. This increase was primarily attributed to increased sales in our vending product line. Revenues are discussed in more detail as follows:

Equipment sales: Revenues from equipment sales increased to $12,384,870 from $7,454,076 in the prior fiscal year, an increase of $4,930,794 or 66%. This increase was primarily attributed to increased sales of our vending ($4,643,000) and energy ($711,000) equipment, offset by decreases in business center ($189,000) and laundry ($165,000) equipment sales. The increase in vending equipment sales was primarily related to the CCE/MasterCard Agreement and the November 2007 MasterCard Agreement, as well as customer purchases following the MasterCard seeding initiative.

License and transaction fees: Revenues from license and transaction fees increased $2,014,740 or 118% from $1,703,936 to $3,718,676 for the fiscal years ended June 30, 2007 and 2008, respectively. The increase in license and transaction fees was due to the increase in the number of e-Port® vending units on our USALive® network, primarily as a result of the recurring revenues being generated by the e-Ports® deployed under the CCE/MasterCard Agreement and the November 2007 MasterCard Agreement, as well as sales of new e-Port® vending units.

In regards to license fees, as of June 30, 2008, the Company had approximately 38,000 distributed assets connected to our USALive® network as compared to approximately 17,000 distributed assets connected to our USALive network as of June 30, 2007.

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

Cost of services for the fiscal year ended June 30, 2008 was $2,981,218, compared to $1,369,152 for the fiscal year ended June 30, 2007. The increase of $1,612,066 was primarily due to the increase in the number of e-Ports® connected to our network.

Gross profit for the fiscal year ended June 30, 2008 was $3,418,854, representing 21.2% of revenues, compared to $1,346,233, representing 14.7% of revenues, for the fiscal year ended June 30, 2007. The increase of $2,072,621 was primarily due to an increase in sales of our vending products coupled with the Company’s continued efforts to decrease the unit costs to manufacture the e-Port®. In the prior year, the units were sold at or near cost. Additionally, the Company maintained the profit margins generated from sales of the energy saving Miser product line.

Selling, general and administrative expenses increased from $14,706,156 for the fiscal year ended June 30, 2007 to $18,643,215 for the fiscal year ended June 30, 2008, an increase of $3,937,059 or 27%. The increase is primarily due to an increase in compensation expense of approximately $2,518,000, an increase in consulting expenses of approximately $479,000, primarily related to Sarbanes-Oxley implementation costs and network support services, recruiting expenses of approximately $311,000, and facilities expenses of approximately $294,000. The increase in compensation expense is due to non-cash stock bonuses awarded to executive officers through the LTIP Program ($880,000) and due to an increase in the number of full-time employees during the fiscal year ($1,638,000). In order to attempt to improve our operating results, the Company took appropriate actions during the third and fourth fiscal quarters to reduce our cash-based selling, general and administrative expenses. As a result, our cash-based selling, general and administrative expenses decreased from approximately $4,753,000 during the second quarter of fiscal year 2008 to approximately $4,445,000 during the third quarter of fiscal year 2008, and further decreased to approximately $4,000,000 during the fourth quarter of fiscal year 2008.

Interest expense of $147,200 decreased by $2,837,751 primarily due to the retirement of the outstanding convertible Senior Notes that were repaid in April 2007. Interest income increased by $561,332 due to the investment in available-for-sale securities with proceeds received from private placements.

The fiscal year ended June 30, 2008 resulted in a net loss of $16,417,893 (including approximately $3.2 million of non-cash charges) compared to a net loss of $17,782,458 (including approximately $5.8 million of non-cash charges) for the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2009, net cash of $8,477,680 was used by operating activities, primarily due to the net loss of $13,731,818 offset by non-cash charges totaling $2,604,406, representing the vesting and issuance of common stock for employee and officer compensation, bad debt recovery and the depreciation and amortization of assets. In addition to these non-cash charges, the Company’s net operating assets decreased by $2,649,732 primarily due to decreases in accounts and finance receivables, inventory, and prepaid expenses, offset by decreases in accrued expenses and accounts payable.

The Company used cash of $1,354,886 in financing activities during the year ended June 30, 2009 as a result of the repayment of $891,254 of long-term debt, the purchase in the open market of $88,048 of Preferred Stock and $331,690 of Common Stock which was subsequently canceled and retired, and the cancellation and retirement of $43,894 of Common Stock which had been held by our executive officers in order to satisfy payroll withholding tax obligations of our executive officers in connection with shares of Common Stock which vested during September 2008 under their employment agreements.

The Company has incurred losses since inception. Our accumulated deficit through June 30, 2009 is composed of cumulative losses amounting to approximately $176,000,000 and preferred dividends converted to common stock of approximately $2,700,000. The Company has continued to raise capital through equity offerings to fund operations.

As of June 30, 2009 the Company had $6,748,262 of cash and cash equivalents on hand.

In order to attempt to improve our operating results, we took appropriate actions during the third and fourth quarters of fiscal year 2008 to reduce our cash-based selling, general and administrative expenses. These actions consisted of staff reductions and related costs and reductions in our controllable costs. In addition to those reductions, during the quarter ended March 31, 2009, the Company reduced the number of its employees by 22 individuals and implemented other cost saving measures. Due to severance charges related to the reductions in staff and the timing of other cost reductions, the majority of these cost reductions were not reflected until the fourth quarter of fiscal year 2009. Primarily as a result of these reductions, our cash-based selling, general and administrative expenses decreased to approximately $3,060,000 during the fourth quarter of fiscal year 2009 as compared to approximately $3,518,000 during the third quarter of fiscal year 2009.

With a monthly cash-based selling, general and administrative expense of $1,020,000, assuming the Company’s cash-based selling, general and administrative expenses incurred in the fourth quarter of fiscal year 2009 continue, and operating assets and liabilities remain constant, as well as its average monthly gross profit of approximately $240,000 earned during the fiscal year ended June 30, 2009 would continue, the Company’s average monthly cash used in operating activities would be approximately $780,000.

During July 2009, the Company commenced a subscription rights offering to raise additional capital for general corporate purposes, including working capital and providing financing for purchasers of our e-Port cashless payment products participating in our Quick Start Program. The subscription rights offering closed on August 7, 2009, with net cash proceeds received by the Company of approximately $13,100,000.

Based on the assumption that our average monthly cash used in operating activities would be $780,000, the Company’s existing cash and cash equivalents as of June 30, 2009, as well as the net proceeds received from the subscription rights offering during August 2009, should provide sufficient funds to meet the Company’s cash requirements, including capital for the Quick Start Program, capital expenditures and repayment of long-term debt, through at least July 1, 2010.

CONTRACTUAL OBLIGATIONS

As of June 30, 2009, the Company had certain contractual obligations due over a period of time as summarized in the following table:

	Payments due by period
Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$263,834	$186,730	$35,200	$35,200	$6,704
Capital Lease Obligations	637,525	358,907	278,618	—	—
Operating Lease Obligations	714,923	619,099	94,424	1,400	—
Purchase Obligations	2,600,000	—	2,600,000	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$4,216,282	$1,164,736	$3,008,242	$36,600	$6,704

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risks for interest rate changes is not significant. Interest rates on its long-term debt are generally fixed and its investments in cash equivalents are not significant. Regarding the Company’s exposure to market risks related to Available-for-sale securities, see “Investments” in Item 7 above. Market risks related to fluctuations of foreign currencies are not significant and the Company has no derivative instruments.

Item 8. Financial Statements and Supplementary Data.

USA TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
USA Technologies, Inc.

We have audited the accompanying consolidated balance sheets of USA Technologies, Inc. and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended June 30, 2009. Our audits also included the June 30, 2009 and 2008 balances in the financial statement schedule listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Technologies, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related June 30, 2009 and 2008 balances in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We were not engaged to examine management’s assessment of the effectiveness of USA Technologies, Inc.’s internal control over financial reporting as of June 30, 2009, included in the accompanying management’s annual report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

New York, NY
September 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
USA Technologies, Inc.

We have audited the accompanying consolidated statement of operations, shareholders’ equity, and cash flows of USA Technologies, Inc. for the year ended June 30, 2007. Our audit also included the June 30, 2007 balances in the financial statement schedule. These consolidated financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and the cash flows of USA Technologies, Inc. for the year ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related June 30, 2007 balances in the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Goldstein Golub Kessler LLP

New York, NY
September 26, 2007

USA Technologies, Inc.
Consolidated Balance Sheets

	June 30
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$6,748,262	$9,970,691
Accounts receivable, less allowance for uncollectible accounts of $42,000 and $215,000, respectively	1,468,052	3,483,666
Finance receivables	212,928	399,427
Inventory	1,671,226	2,299,002
Prepaid expenses and other current assets	1,078,026	802,223
Total current assets	11,178,494	16,955,009

Available-for-sale securities	—	6,875,000
Finance receivables, less current portion	121,624	424,336
Property and equipment, net	2,081,909	2,024,842
Intangibles, net	4,845,053	5,885,432
Goodwill	7,663,208	7,663,208
Other assets	90,090	227,824
Total assets	$25,980,378	$40,055,651

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,794,691	$4,005,549
Accrued expenses	1,393,356	2,506,035
Current obligations under long-term debt	494,850	526,348
Total current liabilities	5,682,897	7,037,932

Long-term debt, less current portion	325,209	441,170
Total liabilities	6,008,106	7,479,102

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000 Series A convertible preferred- Authorized shares- 900,000 Issued and outstanding shares- 510,270 and 520,392, respectively (liquidation preference of $15,451,307 and $14,977,220, respectively)	3,614,554	3,686,218
Common stock, no par value:
Authorized shares- 640,000,000
Issued and outstanding shares- 15,423,022 and 15,155,270, respectively	194,948,693	193,733,104
Accumulated deficit	(178,590,975)	(164,842,773)
Total shareholders’ equity	19,972,272	32,576,549
Total liabilities and shareholders’ equity	$25,980,378	$40,055,651

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations

	Year ended June 30
	2009	2008	2007

Revenues:
Equipment sales	$6,158,017	$12,384,870	$7,454,076
License and transaction fees	5,862,106	3,718,676	1,703,936
Total revenues	12,020,123	16,103,546	9,158,012

Cost of equipment	4,490,519	9,703,474	6,442,627
Cost of services	4,680,087	2,981,218	1,369,152
Gross profit	2,849,517	3,418,854	1,346,233

Operating expenses:
Selling, general and administrative	15,183,847	18,643,215	14,706,156
Depreciation and amortization	1,583,426	1,923,491	1,748,653
Total operating expenses	16,767,273	20,566,706	16,454,809
Operating loss	(13,917,756)	(17,147,852)	(15,108,576)

Other income (expense):
Interest income	282,930	877,159	315,827
Other loss	—	—	(4,759)
Interest expense:
Coupon or stated rate	(96,992)	(147,200)	(746,578)
Non-cash interest and amortization of debt discount	—	—	(2,238,372)
Total interest expense	(96,992)	(147,200)	(2,984,950)
Total other income (expense)	185,938	729,959)	(2,673,882)
Net loss	(13,731,818)	(16,417,893)	(17,782,458)
Cumulative preferred dividends	(772,997)	(780,588)	(781,451)
Loss applicable to common shares	$(14,504,815)	$(17,198,481)	$(18,563,909)
Loss per common share (basic and diluted)	$(0.95)	$(1.21)	$(2.13)
Weighted average number of common shares outstanding (basic and diluted)	15,263,788	14,158,298	8,702,523

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Shareholders’ Equity

	Series A Convertible Preferred Stock	Common Stock	Accumulated Deficit	Total

Balance, June 30, 2006	$3,694,360	$138,110,126	$(130,627,422)	$11,177,064

Issuance of 2,148,663 shares of common stock to an accredited investor at varying prices per share, less issuance costs of $147,359	—	12,974,036	—	12,974,036
Issuance of 1,400,000 shares of common stock to an accredited investor at $6.00 per share and 700,017 warrants exercisable at $6.40 per share, less issuance costs of $542,801	—	7,857,199	—	7,857,199
Issuance of 1,666,667 shares of common stock to an accredited investor at $6.00 per share and 833,333 warrants exercisable at $6.40 per share, less issuance costs of $100,150	—	9,899,850	—	9,899,850
Exercise of 32,098 and 11,454 warrants at $6.40 and $6.60 per share, respectively	—	281,024	—	281,024
Conversion of 1,150 shares of preferred stock into 11 shares of common stock	(8,142)	8,142	—	—
Conversion of $15,000 of cumulative preferred dividends into 15 shares of common stock at $1,000 per share	—	15,000	(15,000)	—
Issuance of 154,930 shares of common stock from the conversion of senior notes	—	1,549,300	—	1,549,300
Issuance of 42,536 shares of common stock to settle legal matters	—	288,000	—	288,000

Retirement of 1,300 shares of common stock	—	(23,000)	—	(23,000)

Issuance of 16,587 shares of common stock under 2006-A Stock Compensation Plan	—	104,345	—	104,345

Issuance of 12,013 shares of common stock under 2007-A Stock Compensation Plan	—	74,135	—	74,135

Charges incurred in connection with the issuance of common stock for employee compensation	—	722,497	—	722,497
Charges incurred in connection with the Long-Term Equity Incentive Program relating to the vesting of 101,578 shares to be issued	—	599,311	—	599,311

Charges incurred in connection with stock options	—	362,903	—	362,903

Net loss	—	—	(17,782,458)	(17,782,458)

Balance, June 30, 2007	$3,686,218	$172,822,868	$(148,424,880)	$28,084,206

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Shareholders’ Equity (Continued)

	Series A Convertible Preferred Stock	Common Stock	Accumulated Deficit	Total

Issuance of 886,908 shares of common stock to an accredited investor at varying prices per share, less issuance costs of $1,410	$—	$5,671,847	$—	$5,671,847
Issuance of 2,142,871 shares of common stock to an accredited investor at $7.00 per share, less issuance costs of $1,012,597	—	13,987,500	—	13,987,500
Exercise of 58,543 warrants at $6.40 per share resulting in the issuance of 58,543 shares of Common Stock	—	374,675	—	374,675

Retirement of 650 shares of common stock	—	(7,138)	—	(7,138)
Issuance of 31,500 fully-vested shares of common stock to employees and vesting of restricted shares granted under the 2007-A Stock Compensation Plan		221,953	—	221,953
Reclassification of charges from Long-Term Equity Incentive Program for Fiscal Year 2007 to a share-based liability until settlement	—	(599,311)		(599,311)
Issuance of 225,249 net shares of common stock for settlement of the Long-Term Equity Incentive Program liability for Fiscal Year 2007	—	1,189,222	—	1,189,222
Charges incurred in connection with stock options	—	71,488	—	71,488

Net loss	—	—	(16,417,893)	(16,417,893)

Balance, June 30, 2008	$3,686,218	$193,733,104	$(164,842,773)	$32,576,549

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Shareholders’ Equity (Continued)

	Series A Convertible Preferred Stock	Common Stock	Accumulated Deficit	Total

Retirement of 162,599 shares of common stock	—	$(375,584)	—	$(375,584)
Retirement of 10,122 shares of preferred stock	(71,664)	—	(16,384)	(88,048)
Issuance of 56,487 fully-vested shares of common stock to employees and vesting of shares granted under the 2007-A Stock Compensation Plan	—	284,117	—	284,117
Issuance of 239,253 fully-vested shares of common stock to officers and employees and vesting of shares granted under the 2008 Stock Incentive Plan	—	1,040,526	—	1,040,526
Issuance of 134,611 net shares of common stock for settlement of the Long-Term Equity Incentive Program liability for Fiscal Year 2008		266,530	—	266,530

Net loss	—	—	(13,731,818)	(13,731,818)

Balance, June 30, 2009	$3,614,554	$194,948,693	$(178,590,975)	$19,972,272

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows

	Year ended June 30
	2009	2008	2007

OPERATING ACTIVITIES:
Net loss	$(13,731,818)	$(16,417,893)	$(17,782,458)
Adjustment to reconcile net loss to net cash used in operating activities:
Charges incurred (reduced) in connection with the vesting and issuance of common stock for employee and officer compensation	1,324,643	(377,358)	900,977
Charges incurred (reduced) in connection with the Long-term Equity Incentive Program	(375,866)	1,479,479	599,311
Charges incurred in connection with stock options	—	71,488	362,903
Charges incurred in connection with the issuance of common stock for a legal settlement	—	—	18,000
Non-cash interest and amortization of debt discount	—	—	2,238,372
Depreciation, $89,361 of which is allocated to cost of services for the year ended June 30, 2009	632,408	686,891	510,678
Amortization	1,040,379	1,236,600	1,236,600
Gain on repayment of senior notes		—	(44,285)
Bad debt expense (recovery)	(17,158)	137,931	8,806
Changes in operating assets and liabilities:
Accounts receivable	2,032,772	(1,352,404)	(1,255,885)
Finance receivables	489,211	(213,747)	97,557
Inventory	627,776	734,790	(1,622,980)
Prepaid expenses and other assets	181,114	(423,612)	(131,636)
Accounts payable	(210,858)	112,242	1,352,973
Accrued expenses	(470,283)	731,539	(166,976)

Net cash used in operating activities	(8,477,680)	(13,594,054)	(13,678,043)

INVESTING ACTIVITIES:
Purchase of property and equipment, net	(264,863)	(572,278)	(526,615)
Net proceeds (purchases) from redemption/sale of available-for-sale securities	6,875,000	(525,000)	(6,350,000)

Net cash provided by (used in) investing activities	6,610,137	(1,097,278)	(6,876,615)

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows (Continued)

	Year ended June 30
	2009	2008	2007
FINANCING ACTIVITIES:
Net proceeds from the issuance (payments for retirement) of common stock and exercise of common stock warrants	$(375,584)	$20,026,884	$30,989,108

Payments for retirement of preferred stock	(88,048)	—	—
Proceeds from the issuance of long-term debt	—	332,740	470,000
Repayment of senior notes	—	—	(8,301,676)
Repayment of long-term debt	(891,254)	(861,445)	(305,731)

Net cash provided by (used in) financing activities	(1,354,886)	19,498,179	22,851,701

Net increase (decrease) in cash and cash equivalents	(3,222,429)	4,806,847	2,297,043
Cash and cash equivalents at beginning of year	9,970,691	5,163,844	2,866,801
Cash and cash equivalents at end of year	$6,748,262	$9,970,691	$5,163,844
Supplemental disclosures of cash flow information:
Cash paid for interest	$97,385	$168,332	$1,013,339
Equipment and software acquired under capital lease	$424,612	$262,701	$741,513
Prepaid insurance financed with long-term debt	$225,785	$203,777	$—
Prepaid software licenses and maintenance financed with long-term debt	$93,398	$—	$—
Conversion of convertible preferred stock to common stock	$—	$—	$8,142
Conversion of cumulative preferred dividends to common stock	$—	$—	$15,000
Conversion of senior notes to common stock	$—	$—	$1,549,300
Common stock issued to settle a legal liability	$—	$—	$270,000

See accompanying notes.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1. BUSINESS

USA Technologies, Inc. (the “Company”) was incorporated in the Commonwealth of Pennsylvania in January 1992. The Company is a leading supplier of cashless, remote management, reporting and energy management solutions serving the unattended Point of Sale market. Our networked devices and associated services enable the owners and operators of everyday, stand-alone, distributed assets, such as vending machines, kiosks, personal computers, photocopiers, and laundry equipment, the ability to remotely monitor, control and report on the results of these distributed assets, as well as the ability to offer their customers cashless payment options. As part of our Intelligent Vending™ solution, our Company also manufactures and sells energy management products which reduce the electrical power consumption of various existing equipment, such as refrigerated vending machines and glass front coolers, thus reducing the electrical energy costs associated with operating this equipment. The Company’s customers are principally located in the United States.

The Company has incurred losses from its inception through June 30, 2009 and losses have continued through August 2009 and are expected to continue during fiscal year 2010. The Company’s ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and the available capital resources. Until the Company’s products and services can generate sufficient operating revenues, the Company will be required to use its cash and cash equivalents on hand, as well as raise capital to meet its cash flow requirements including the issuance of Common Stock and the exercise of outstanding Common Stock warrants.

2. ACCOUNTING POLICIES

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Stitch Networks Corporation (“Stitch”) and USAT Capital Corp LLC (“USAT Capital”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

AVAILABLE-FOR-SALE SECURITIES

The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Management determines the appropriate classifications of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of shareholders’ equity in accumulated other comprehensive income (loss). If the investment sustains an other-than-temporary decline in fair value, the investment is written down to its fair value by a charge to earnings.

As of June 30, 2009 and June 30, 2008, available-for-sale securities consisted of $0 and $6,875,000, par value of auction rate securities (“ARS”), respectively. The Company’s ARS consisted of long-term variable rate securities whose dividend rates were reset every seven days through a “dutch auction” conducted by investment banks. Our ARS were all AAA or Aaa rated, and represented preferred stock of closed-end investment firms. Our ARS had no fixed maturity dates.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

Until February 2008, the auction process had allowed investors to obtain liquidity if so desired by selling the securities at their par values on the weekly auction date. However, beginning the week of February 11, 2008, the auctions for our ARS failed as a result of negative overall market conditions, meaning there were not enough buyers to purchase the amount of securities available for sale at auction. The result of a failed auction, which does not signify a default by the issuer, is that the ARS continued to pay dividends in accordance with their terms, but we were not able to liquidate any of these securities until these securities were redeemed by the issuer, or until there was a successful auction, or until such time as other markets for these investments developed. As a result of these failures, the Company changed the classification of its ARS from a current asset to a long term asset in its June 30, 2008 Consolidated Balance Sheet.

On August 21, 2008, the broker-dealer who sold the Company the ARS announced a settlement with state regulators and an agreement in principle with the Securities and Exchange Commission pursuant to which, among other things, the broker-dealer purchased all of the Company’s remaining ARS at par upon the Company’s request on January 2, 2009. Accordingly, on January 2, 2009 the ARS were purchased by the broker-dealer who sold the securities to the Company, pursuant to the agreement. As such, there were no unrealized losses recorded as of June 30, 2009 and June 30, 2008 in connection with these investments.

ACCOUNTS RECEIVABLE

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts for accounts receivable and finance receivables based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when management determines the balance is uncollectible and the Company ceases collection efforts. Management believes that the allowance accrued is adequate to provide for its estimated credit losses.

FINANCE RECEIVABLES

The Company offers extended payment terms to certain customers for equipment sales. The Company provides an allowance for credit losses as discussed above and discontinues the accrual of interest, if necessary. Finance receivables are carried at their contractual amount and charged off against the allowance for credit losses when management determines that recovery is unlikely and the Company ceases collection efforts. The Company recognizes a portion of the loan payments as interest income in the accompanying consolidated financial statements based on the effective interest rate method..

INVENTORY

Inventory consists of finished goods and packaging materials. The Company’s inventory is stated at the lower of cost (average cost basis) or market.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Property and equipment are depreciated on the straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on the straight-line basis over the lesser of the estimated useful life of the asset or the respective lease term.

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. The Company tests goodwill for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a discounted cash flow analysis to complete the first step in this process. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill as a result of its testing on April 1, 2009, April 1, 2008 and April 1, 2007.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

Patents, trademarks and the non-compete agreement are carried at cost less accumulated amortization, which is calculated on a straight-line basis over their estimated economic life. The Company reviews intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows resulting from the use of the asset and its eventual disposition is less than its carrying amount. The amount of the impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. As of June 30, 2009 and 2008, the Company has concluded there has been no impairment of patents or trademarks. As of June 30, 2009 the non-compete agreement is fully amortized; and there was no impairment of the non-compete agreement as of June 30, 2008.

IMPAIRMENT OF LONG LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“FAS 144”), the Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value. In the period when the plan of sale criteria of FAS 144 are met, long-lived assets are reported as held for sale, depreciation and amortization cease, and the assets are reported at the lower of carrying value or fair value less costs to sell. The Company has concluded that the carrying amount of long-lived assets is recoverable as of June 30, 2009 and 2008.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, finance receivables-current portion, other current assets, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate fair value due to their short maturities. The fair value of the Company’s long-term finance receivables and long-term debt approximates book value as such instruments are at market rates currently available to the Company.

CONCENTRATION OF CREDIT RISK

Financial instruments that subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts and finance receivables. The Company maintains cash and cash equivalents with various financial institutions. Approximately 32% and 68% of the Company’s accounts and finance receivables at June 30, 2009 and 2008, respectively, were concentrated with one and two customers, respectively. Approximately 11%, 61% and 40% of the Company’s revenues for the years ended June 30, 2009, 2008 and 2007, respectively, were concentrated with one, two (34% with one customer and 27% with another customer), and one customer(s), respectively. The Company’s customers are principally located in the United States.

REVENUE RECOGNITION

Revenue from the sale of equipment is recognized on the terms of freight-on-board shipping point, or upon installation and acceptance of the equipment if installation services are purchased for the related equipment. Activation fee revenue is recognized when the Company’s cashless payment device is initially activated for use on the Company network. Transaction processing revenue is recognized upon the usage of the Company’s cashless payment and control network. License fees for access to the Company’s devices and network services are recognized on a monthly basis. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. The Company estimates an allowance for product returns at the date of sale.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed as incurred. Research and development expenses, which are included in general and administrative and compensation expense in the consolidated statements of operations, were approximately $2,691,000, $1,679,000 and $1,355,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

ACCOUNTING FOR EQUITY AWARDS

The cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award and allocated over the vesting period of the award.

There were no common stock options granted during the year ended June 30, 2009, 2008, or 2007. The Company recorded stock compensation expense of $1,324,643, $221,953, and $900,977 related to common stock grants and vesting of shares previously granted to employees, excluding the Long-term Equity Incentive Program, and $0, $71,488, and $362,903 related to the vesting of common stock options during the years ended June 30, 2009, 2008 and 2007, respectively. On February 4, 2009, the Board of Directors approved the recommendation of the Compensation Committee that the final twelve month measuring period under the LTIP Program be changed from the fiscal year ending June 30, 2009 to the fiscal year ending June 30, 2010. The foregoing was approved by the Board as it did not believe it would be appropriate to reward senior management with bonuses during the current economic slowdown. During the year ended June 30, 2009 the Company recorded a reduction to stock compensation expense of $375,866 related to the final settlement of the June 30, 2008 award under the LTIP Program (See Note 11). The Company recorded stock compensation expense of $1,479,479 and $599,311 related to the vesting of shares under the Long-term Equity Incentive Program during the years ended June 30, 2008 and June 30, 2007, respectively.

INCOME TAXES

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective July 1, 2007 and there was no material effect on our results of operations or financial position.

LOSS PER COMMON SHARE

Basic earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the year plus the effect of potential common shares (approximately 3,524,000, 2,213,000 and 2,618,000 shares as of June 30, 2009, 2008 and 2007, respectively) unless such effect is anti-dilutive. No exercise of stock options (160,000) or stock purchase warrants (3,030,863); or the conversion of preferred stock (5,103) or cumulative preferred dividends (10,349); or the issuance of shares granted under the Long-Term Equity Incentive Program (317,433) was assumed during the fiscal year ended June 30, 2009 because the result would be anti-dilutive. No exercise of stock options (161,500) or stock purchase warrants (1,591,735); or the conversion of preferred stock (5,203) or cumulative preferred dividends (9,774); or the issuance of shares granted under the Long-Term Equity Incentive Program (444,405) was assumed during the fiscal year ended June 30, 2008 because the result would be anti-dilutive. No exercise of stock options (163,000) or stock purchase warrants (1,704,175); or the conversion of preferred stock (5,203) or cumulative preferred dividends (8,992); or the issuance of shares granted under the Long-Term Equity Incentive Program (736,444) was assumed during the fiscal year ended June 30, 2007 because the result would be anti-dilutive.

SUBSEQUENT EVENTS

The Company has evaluated subsequent events through September 25, 2009, the date these consolidated financial statements were issued.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUCEMENTS

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements” (“SFAS No.157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the Financial Accounting Standards Board deferred the effective date for one year for certain nonfinancial assets and nonfinancial liabilities and removed certain leasing transactions from its scope. Adoption of this statement has not had a material effect on our results of operations or financial position.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Adoption of this statement has not had a material effect on our results of operations or financial position.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities. The Statement is effective for financial statements issued for a reporting period that begins after November 15, 2008, regardless of whether that reporting period is the first interim period in the entity’s fiscal year. Adoption of this statement has not had a material effect on our results of operations or financial position.

In April 2008, the Financial Accounting Standards Board issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

In May 2008, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF Issue No. 08-4, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios” (“EITF 08-4”). EITF 08-4 provides transition guidance for conforming changes made to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios”, that resulted from EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity”. The conforming changes are effective for financial statements issued for fiscal years ending after December 15, 2008, with earlier application permitted. Adoption of this statement has not had a material effect on our results of operations or financial position.

In June 2008, the Financial Accounting Standards Board issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

In June 2008, the Financial Accounting Standards Board issued FSP No. EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

In May 2009, the FASB issued Statement of Financial Accounting Standards 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS 165 requires disclosure of the date through which a company has evaluated subsequent events and the basis for that date, which for public entities is the date the financial statements are issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other generally accepted accounting principles. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. We implemented SFAS 165 for the fiscal year ended June 30, 2009. The adoption of SFAS 165 had no material impact on the Company’s results of operations, cash flows or financial condition.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

On July 1, 2009, the Financial Accounting Standards Board officially launched the FASB Accounting Standards CodificationTM  (Codification), which has become the single official source of authoritative, nongovernmental U.S. GAAP, superseding all prior FASB, AICPA, EITF, and related literature. The Codification is effective for interim and annual periods ending on or after September 15, 2009. We do not expect the adoption of this statement to have an effect on our results of operations or financial position.

3. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

	Useful Lives	June 30
		2009	2008
Computer equipment and purchased software	3-7 years	$4,169,063	$3,573,898
Furniture and equipment	3-7 years	937,389	1,046,621
	Lesser of life or
Leasehold improvements	lease term	265,749	265,749
Vehicles	5 years	29,066	29,066
		5,401,267	4,915,334
Less accumulated depreciation		(3,319,358)	(2,890,492)
		$2,081,909	$2,024,842

Assets under capital lease totaled approximately $1,442,000 and $1,017,000 as of June 30, 2009 and 2008, respectively. Capital lease amortization of approximately $204,000, $228,000 and $39,000, is included in depreciation expense for the years ended June 30, 2009, 2008 and 2007, respectively.

4. INTANGIBLE ASSETS

Amortization expense relating to all acquired intangible assets was approximately $1,040,000, $1,237,000 and $1,237,000 during each of the years ended June 30, 2009, 2008 and 2007, respectively. The intangible asset balance and related accumulated amortization consisted of the following:

	June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:

Trademarks	$2,064,000	$(748,125)	$1,315,875

Patents	9,294,000	(5,764,822)	3,529,178

Non-compete agreement	1,011,000	(1,011,000)	—
Total	$12,369,000	$(7,523,947)	$4,845,053

	June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Trademarks	$2,064,000	$(643,125)	$1,420,875
Patents	9,294,000	(4,835,422)	4,458,578
Non-compete agreement	1,011,000	(1,005,021)	5,979
Total	$12,369,000	$(6,483,568)	$5,885,432

At June 30, 2009, the expected amortization of the intangible assets is as follows: $1,034,000 per year in fiscal year 2010 through fiscal year 2012, $742,000 in fiscal year 2013 and $22,000 in fiscal year 2014. The weighted average useful life of these amortized intangible assets is 3.8 years at June 30, 2009.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

5. ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30
	2009	2008
Accrued compensation and related sales commissions	$318,792	$640,726
Accrued professional fees	439,759	265,557
Accrued taxes and filing fees	206,875	417,848
Advanced customer billings	101,942	199,988
Accrued share-based payment liability	—	755,489
Accrued other	325,988	226,427
	$1,393,356	$2,506,035

6. RELATED PARTY TRANSACTIONS

During the years ended June 30, 2009, 2008, and 2007, the Company incurred approximately $438,000, $317,000 and $356,000, respectively, in connection with legal services provided by a member of the Company’s Board of Directors. At June 30, 2009 and 2008, approximately $30,000 and $27,000, respectively, of the Company’s accrued expenses were due to this Board member. During the years ended June 30, 2009, 2008 and 2007, the Company incurred approximately $0, $20,000 and $0 in connection with consulting services provided by another member of the Company’s Board of Directors. At June 30, 2009 and 2008, none of the Company’s accrued expenses were due to this Board member.

7. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30
	2009	2008
Capital lease obligations	$580,383	$561,287
Loan agreement	239,676	406,232
	820,059	967,518
Less current portion	494,850	526,348
	$325,209	$441,170

The maturities of long-term debt as of June 30, 2009 are as follows:

2010	$494,850
2011	205,856
2012	81,427
2013	15,031
2014	16,319
Thereafter	6,576
$820,059

During May 2009, the Company financed a software license agreement totaling approximately $56,000, due in four quarterly installments of $14,747 each, at an interest rate of 9%.

During November 2008, the Company entered into various capital leases for network equipment and maintenance contracts on the equipment totaling $462,041, due in 24 to 36 monthly installments at interest rates from 3.75% to 12.35%.

During August and November 2008, the Company financed a portion of the premiums for various insurance policies totaling $90,798 and $134,987, due in 11 and 10 monthly installments, at an interest rate of 5.95% and 6.25%, respectively.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

7. LONG-TERM DEBT (CONTINUED)

During November 2007, the Company entered into a long-term debt agreement for $93,000 with a financial institution bearing interest at 8.25% that was collateralized by the assets of the Company. The Company agreed to make 84 monthly payments of $1,467, including interest and principal.

During July 2007, the Company entered into loan agreements for $239,740 with a financial institution bearing interest at 12% that was collateralized by $274,494 of the Finance Receivables. The Company agreed to make 32 monthly payments of $9,104, which include interest and principal, from the proceeds received from the Finance Receivables. During October 2006, the Company entered into a loan agreement with a financial institution bearing interest at 18% and collateralized by $470,000 of the Finance Receivables. The Company received $470,000 in proceeds and agreed to make 12 monthly payments of $25,000 followed by 18 monthly payments of $15,000, which include interest and principal, from the proceeds received from the Finance Receivables. As of June 30, 2009, $110,464 and $21,727 of the current and long-term Finance Receivables, respectively, are collateral for the outstanding balance of these loans, of which $61,585 and $0 is current and long-term debt, respectively. As of June 30, 2008, $236,216 and $151,320 of the current and long-term Finance Receivables, respectively, are collateral for the outstanding balance of these loans, of which $235,751 and $61,585 is current and long-term debt, respectively.

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

8. INCOME TAXES

At June 30, 2009 and 2008, the Company had net operating loss carryforwards of approximately $153,833,000 and $141,514,000, respectively, to offset future taxable income expiring through approximately 2029. In addition, the Company had a capital loss carryforward of approximately $100,000 and $1,364,000 as of June 30, 2009 and 2008, respectively. At June 30, 2009 and 2008, the Company recorded net deferred tax assets of approximately $55,853,000 and $55,034,000, respectively, which were reduced by a valuation allowance of the same amount as the realization of the deferred tax asset is not likely, principally due to the lack of earnings history.

The timing and extent to which the Company can utilize future tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations (i.e. IRS Code Section 382). The Company has not yet determined the extent of these limitations, if any. If limited, net operating loss carryforwards could expire unused due to Internal Revenue Code limitations. Stitch had net operating loss carryforwards of approximately $11,800,000 at the acquisition date. Such net operating loss carryforwards are limited under the same provisions as to the amount available to offset future taxable income and to the extent used in any given year, will result in decreases to goodwill as opposed to income tax expense.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

8. INCOME TAXES (CONTINUED)

The net deferred tax assets arose primarily from net operating loss and capital loss carryforwards, as well as the use of different accounting methods for financial statement and income tax reporting purposes as follows:

	JUNE 30
	2009	2008
Deferred tax assets:
Net operating loss and capital loss carryforwards	$56,589,000	$52,773,000
Deferred research and development costs	265,000	164,000
Software development costs	432,000	648,000
Intangibles	676,000	628,000
Stock-based compensation	761,000	667,000
Other	472,000	614,000
	59,195,000	55,494,000
Deferred tax liabilities:
Intangibles	(342,000)	(460,000)
Deferred tax assets, net	58,853,000	55,034,000
Valuation allowance	(58,853,000)	(55,034,000)
Deferred tax assets, net of allowance	$—	$—

9. SENIOR NOTES

The Company had issued three series of Senior Notes each with an annual interest rate of 12% that were convertible into shares of the Company’s Common Stock for which there were outstanding obligations as of June 30, 2006. These Senior Notes were scheduled to mature on December 31, 2007, December 31, 2008, and December 31, 2009. The Company had also issued four series of Senior Notes each with an annual interest rate of 10% that were convertible into shares of the Company’s Common Stock for which there were outstanding obligations as of June 30, 2006. These Senior Notes were scheduled to mature on June 30, 2007, December 31, 2008, and December 31, 2010. There were no Senior Notes outstanding as of June 30, 2007 due to the repayment of all of the Senior Notes during the year ended June 30, 2007. During the year ended June 30, 2007, repayments of Senior Notes totaled $8,325,961 (less discounts of $24,285) and $1,549,300 of Senior Notes were converted into 154,930 shares of Common Stock.

In April 2007, all of the Senior Notes due June 30, 2009 were converted into 32,000 shares of Common Stock.

During fiscal year 2003, the Company granted to the holders of Senior Notes due December 31, 2004 the right to extend the maturity date of these Senior Notes to December 31, 2007 (“2007 Senior Notes”), in exchange for reducing the conversion rates from $40 to $20 per share. During fiscal year 2003 and 2004, the Company’s share price was often greater than the conversion price at times when Senior Note holders exchanged their notes. The intrinsic value of this beneficial conversion feature created debt discount that was allocated to equity and was being amortized to interest expense through December 31, 2007. During the year ended June 30, 2007, the Company repaid all of the outstanding 2007 Senior Notes for a total principal repayment of $2,962,516.

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

During fiscal year 2006, the Company issued $544,944 of convertible Senior Notes due December 31, 2008 (the “2008-C Senior Notes”). The 2008-C Senior Notes were convertible at any time into Common Stock at the rate of $10 per share. As the Company’s share price on the day of issuance of each of these Senior Notes was greater than the conversion price of $10, the Company recorded the intrinsic value of this beneficial conversion feature totaling $230,864 as additional debt discount, which was being amortized to interest expense through the maturity date of these Senior Notes. For each $10,000 investment in the 2008-C Senior Notes, the subscriber received a special purchase right to purchase up to 1,000 shares of Common Stock at $20 per share at any time on or before December 31, 2008. The Company issued special purchase rights to acquire up to 54,494 shares of Common Stock at $20 per share. During January 2006, the holder of each special purchase right agreed to exchange the purchase rights for warrants to purchase shares of Common Stock at $20 at any time prior to December 31, 2008. The fair value of the purchase rights issued in conjunction with the 2008-C Senior Notes created debt discount totaled $184,542, which was being amortized to interest expense through the maturity date of these Senior Notes. The fair value was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 0.868, risk-free interest rate of 4.0%, and an expected life of three years. During the year ended June 30, 2006, $363,333 of the 2008-C Senior Notes were converted into 36,333 shares of Common Stock. During the year ended June 30, 2007, the Company repaid all of the 2008-C Senior Notes for a total principal repayment of $181,611 less a discount of $4,513.

During October 2005, the Company issued $770,000 of Notes (“Bridge Notes”) due January 6, 2006 with interest payable on the due date at a rate of 10% per annum. The Bridge Notes were automatically exchanged on January 6, 2006, in accordance with the original terms of Bridge Notes, for a like principal amount of new convertible Senior Notes due December 31, 2010 (“2010-B Senior Notes”) and were convertible into Common Shares at $10 per share. As the Company’s share price on the day of issuance of each of these Senior Notes was greater than the conversion price of $10, the Company recorded the intrinsic value of this beneficial conversion feature totaling $321,399 as additional debt discount, which was being amortized to interest expense through the maturity date of these Senior Notes. In addition, for each $10,000 of 2010-B Senior Notes issued in exchange for the Bridge Notes, the Company also issued special purchase rights that enable the holder to purchase up to 1,000 shares of Common Stock at $20 per share through December 31, 2008. The Company issued $770,000 of the 2010-B Senior Notes and issued special purchase rights to acquire up to 77,000 shares of Common Stock at $20 per share. During January 2006, the holder of each special purchase right agreed to exchange the purchase rights for warrants to purchase shares of Common Stock at $20 at any time prior to December 31, 2008. The fair value of the purchase rights issued in conjunction with the 2010-B Senior Notes created debt discount totaled $244,399, which was being amortized to interest expense through the maturity date of these Senior Notes. The fair value was estimated using the Black-Scholes model with the following assumptions: dividend yield of 0%, expected stock price volatility of 0.844, risk-free interest rate of 4.0%, and an expected life of three years. During the year ended June 30, 2007, $450,000 of the 2010-B Senior Notes were converted into 45,000 shares of Common Stock. During April 2007, the Company repaid all of the outstanding 2010-B Senior Notes for a total principal repayment of $320,000.

A summary of the activity for the Senior Notes for the years ended June 30, 2008 and 2007 follows:

	Senior Notes Maturing December 31,
	2007	2008	2009	2010
	(2007 Senior Notes)	(2008 & 2008-C Notes)	(2009 Senior Notes)	(2010 & 2010-B Senior Notes)
Face amount of Senior Notes
Balance, June 30, 2006	$2,962,516	$2,096,919	$1,520,000	$2,012,000

Repayment	(2,962,516)	(2,072,634)	(1,520,000)	(763,200)
Discount on Repayment	—	(24,285)	—	(20,000)
Conversions to Common Stock	—	—	—	(1,228,800)
Balance, June 30, 2007	$—	$—	$—	$—

USA Technologies, Inc.
Notes to Consolidated Financial Statements

9. SENIOR NOTES (CONTINUED)

	Senior Notes Maturing June 30,
	2009	2007
		(2007-B Senior Notes)

Face amount of Senior Notes
Balance, June 30, 2006	$320,000	$983,826

Repayment	—	(983,326)
Conversions to Common Stock	(320,000)	(500)
Balance, June 30, 2007	$—	$—

	Senior Notes Maturing December 31,
	2007	2008	2009	2010
	(2007 Senior Notes)	(2008 & 2008-C Notes)	(2009 Senior Notes)	(2010 & 2010-B Notes)
Debt discount and other issuance costs
Unamortized costs at June 30, 2006	$(250,326)	$(348,026)	$(226,986)	$(1,280,694)
Amortization and write off of unamortized costs upon conversions to Common Stock	250,326	348,026	226,986	1,280,694
Unamortized costs at June 30, 2007	$—	$—	$—	$—
Senior Notes reflected in the Consolidated Balance Sheet:
June 30, 2007
Face amount	$—	$—	$—	$—
Unamortized costs	—	—	—	—
	$—	—	$—	$—

	Senior Notes Maturing June 30,
	2009	2007
		(2007-B Senior Notes)
Debt discount and other issuance costs
Unamortized costs at June 30, 2006	$—	$(132,340)
Amortization and write off of unamortized costs upon conversions to Common Stock	—	132,340
Unamortized costs at June 30, 2007	$—	$—

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

10. PREFERRED STOCK (CONTINUED)

Cumulative unpaid dividends at June 30, 2009 and 2008 amounted to $10,348,607 and $9,773,300, respectively. Cumulative unpaid dividends are convertible into common shares at $1,000 per common share at the option of the shareholder. During the years ended June 30, 2009 and 2008 no Preferred Stock or cumulative preferred dividends was converted into shares of Common Stock. During the year ended June 30, 2007, certain holders converted 1,150 shares of the Preferred Stock into 11 shares of Common Stock. Certain of these shareholders also converted cumulative preferred dividends of $15,000, into 15 shares of Common Stock during the year ended June 30, 2007. The Series A Preferred Stock may be called for redemption at the option of the Board of Directors for a price of $11.00 per share plus payment of all accrued and unpaid dividends. No such redemption has occurred as of June 30, 2009. In the event of any liquidation, the holders of shares of Series A Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders.

During the year ended June 30, 2009, the Company retired 10,122 shares of its Preferred Stock it purchased on the open market at prices ranging from $8.00 to $9.50 per share for a total of $88,048.

11. COMMON STOCK

The Company’s Board of Directors has authorized various Common Stock private placement offerings. Activity for these offerings during the years ended June 30, 2009, 2008 and 2007:

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

On March 14, 2007, the Company entered into a Securities Purchase Agreement with S.A.C. Capital Associates, LLC (“SAC”). Pursuant thereto, the Company sold to SAC 1,666,667 shares of the Company’s Common Stock at a price of $6.00 per share for an aggregate purchase price of $10,000,000. The Company also issued warrants to SAC to purchase up to 833,333 shares of Common Stock at an exercise price of $6.40 per share. The warrants are exercisable at any time within six years following the six-month anniversary of the issuance of the warrants. The fair value of these warrants was estimated using the Black-Scholes model and applying an estimated fair value adjustment related to warrant exercise restrictions, which resulted in a de minimus fair value. Upon vesting, the warrants are exercisable to the extent that such exercise would not result in the beneficial ownership by SAC and its affiliates of more than 9.99% of the number of shares outstanding immediately after giving effect to the issuance of shares upon exercise of the warrants. The warrant contains a provision that if a Fundamental Transaction occurs, notably a change in control, within ninety days of the Fundamental Transaction the warrant holder may require the Company to pay the Black-Scholes calculated value of the then unexercised warrant to the warrant holder in cash. The warrant also provides that if the Company would issue securities in the future at a purchase price that is less than the exercise price of the warrant, then the exercise price of the warrant would be reduced to such lower purchase price, provided, however, that such exercise price can never be lower than $5.90 which was the closing bid price of our shares on the day prior to the sale of our securities to SAC. The warrant also provides that in the event we issue securities at a purchase price less than the exercise price of the warrant, the number of shares issuable under the warrant shall be increased by that number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares issuable under the warrant immediately prior to such adjustment and dividing the product thereof by the new exercise price of the warrant (which can never be less than $5.90). Under this formula, the maximum number of shares which would be issuable under the warrant would be 903,955. In October 2008, the Company entered into an agreement which caused the number of warrants to be automatically increased to 903,955 and the exercise price reduced to $5.90 (See Note 12). The warrant provides that no adjustments shall be made for any shares sold to Mr. Illes by the Company under the 2006-B Common Stock Agreement, as described below. There were no commissions or placement agent fees paid by the Company in connection with this offering. The proceeds received by the Company were reduced by a $100,000 expense allowance. The Company registered the shares under this agreement effective May 11, 2007.

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

On March 22, 2005, the Company authorized the issuance of up to 233,333 shares of Common Stock at $15 per share to accredited investors through April 15, 2005 (the “2005-D Private Placement Offering”). For shares purchased under the offering, the investors also received warrants to purchase an equal number of shares of Common Stock exercisable at $15 per share at any time prior to December 31, 2005. The Company issued 233,333 shares of Common Stock and 233,333 Common Stock warrants under the 2005-D Private Placement Offering, for total gross proceeds of $3,500,000. Included in this amount are subscriptions receivable of $35,723 at June 30, 2005, of which $35,723 was received in July 2005. The Company incurred $73,103 of stock issuance costs in connection with the 2005-D Private Placement Offering.

On April 4, 2005, the Company entered into a Common Stock purchase agreement with an accredited investor, Steve Illes (“2005 Common Stock Agreement”). Pursuant to the 2005 Common Stock Agreement, Mr. Illes agreed to purchase shares of the Company’s Common Stock, provided that the aggregate purchase price did not exceed $10,000,000. Under the 2005 Common Stock Agreement, the Company had the right at any time to require Mr. Illes to purchase Common Stock from the Company at the lower of: (i) $30 per share; or (ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to the investor of notice of his obligation to purchase. During any calendar month, Mr. Illes could not be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $800,000. The Company could require the investor to purchase shares under the Common Stock Agreement only if the shares had been registered by the Company for resale under the Act. The Company filed a registration statement related to this agreement that included 205,000 shares of Common Stock and was effective May 13, 2005 and a registration statement that included 360,000 shares of Common Stock and was effective February 14, 2006. During the year ended June 30, 2006 the Company issued 529,999 shares of Common Stock under the 2005 Common Stock Agreement for total gross proceeds of $4,443,066.

On February 17, 2006, the Company entered into a Common Stock Purchase Agreement (the “2006 Common Stock Agreement”) with Mr. Illes, an accredited investor. Mr. Illes agreed to purchase shares of the Company’s Common Stock with an aggregate purchase price not to exceed $15,000,000. Under the 2006 Common Stock Agreement, the Company had the right at any time to require Mr. Illes to purchase Common Stock from the Company at the lower of: (i) $30.00 per share; or (ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to Mr. Illes of notice of his obligation to purchase. The Company could require Mr. Illes to purchase shares only if the shares have been registered by the Company for resale under the Act. The agreement also stated that no additional shares shall be registered under the 2005 Common Stock Agreement. During any calendar month, Mr. Illes could not be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $800,000. The Company had the right in the future, if necessary, to register additional shares in order to ensure that a sufficient number of shares were available for purchase by Mr. Illes. The 2006 Common Stock Agreement terminated June 30, 2009. The Company filed a registration statement related to the 2006 Common Stock Agreement that included 1,500,000 shares of Common Stock and was effective April 7, 2006. During the year ended June 30, 2007 and 2006, the Company issued 715,571 and 784,429 shares, respectively, of Common Stock under the 2006 Common Stock Agreement for total gross proceeds of $3,794,651 and $4,983,774, respectively.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

11. COMMON STOCK (CONTINUED)

On September 25, 2006, the Company entered into a Common Stock Purchase Agreement (the “2006-B Common Stock Agreement”) with Steve Illes. Mr. Illes agreed to purchase shares of the Company’s Common Stock with an aggregate purchase price not to exceed $15,000,000. Under the 2006-B Common Stock Agreement, the Company had the right at any time to require Mr. Illes to purchase Common Stock from the Company at the lower of: (i) $30.00 per share; or (ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to Mr. Illes of notice of his obligation to purchase. The Company could require Mr. Illes to purchase shares only if the shares had been registered by the Company for resale by Mr. Illes under the Securities Act of 1933, as amended. The agreement also stated that no additional shares would be registered under the 2006 Common Stock Agreement. During any calendar month, Mr. Illes could not be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $800,000. The 2006-B Common Stock Agreement terminates August 30, 2009. The Company registered 1,500,000 and 800,000 shares effective December 21, 2006 and July 9, 2007, respectively. The Company had the right in the future, if necessary, to register additional shares for resale by Mr. Illes in order to ensure that a sufficient number of shares were available for purchase by Mr. Illes under the 2006-B Common Stock Agreement. The Company issued to Mr. Illes 20,000 shares of Common Stock as a due diligence fee in connection with this transaction and registered these shares for resale by Mr. Illes under the 1933 Act. During the year ended June 30, 2008 and 2007, the Company issued 886,908 and 1,433,092 shares, including the 20,000 shares as a due diligence fee, of Common Stock, respectively, under the 2006-B Common Stock Agreement for total gross proceeds of $5,671,847 and $9,326,743, respectively. The Company incurred issuance costs of $1,410 and $147,509 during the year ended June 30, 2008 and 2007, respectively, in connection with this agreement. No shares were issued under this agreement during the year ended June 30, 2009.

During the year ended June 30, 2009 no warrants were exercised to purchase shares of Common Stock. During the years ended June 30, 2008 and 2007 warrants were exercised to purchase 58,543 and 43,552 shares of Common Stock at share prices of $6.40 and $10, generating proceeds of $374,675 and $281,024, respectively.

The Company’s Board of Directors has authorized various compensation plans. Activity for these plans during the years ended June 30, 2009, 2008 and 2007:

On June 13, 2006, the Board of Directors approved the 2006-A Stock Compensation Plan to allow up to 25,000 shares of Common Stock to be available for issuance to future or current employees, directors or consultants of the Company. During the year ended June 30, 2007, the Company issued the last 16,587 shares available under the 2006-A Stock Compensation Plan totaling $104,345, based on the grant date fair value of the shares.

On January 8, 2007, the Board of Directors approved the 2007-A Stock Compensation Plan to allow up to 100,000 shares of Common Stock to be available for issuance to future or current employees, directors or consultants of the Company. During the years ended June 30, 2009, 2008 and 2007, the Company issued 56,487, 31,500 and 12,013 shares under the 2007-A Stock Compensation plan totaling $284,117, $221,953 and $74,135, respectively based on the grant date fair value of the shares.

On February 28, 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan to allow up to 300,000 shares of Common Stock to be available for issuance to future or current employees, directors and consultants of the Company. During the year ended June 30, 2009, the Company issued 239,253 shares under the plan totaling $1,040,526 based on the grant date fair value of the shares. There were no shares issued under the plan during the fiscal year ended June 30, 2008.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

11. COMMON STOCK (CONTINUED)

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

If the Target Goals are achieved by the Company during the applicable fiscal year, the executive officers would be awarded the following number of shares:

	Fiscal Year Ended June 30,
	2007	2008	2010

George R. Jensen, Jr.	178,570	178,570	178,570
Stephen P. Herbert	53,713	53,713	53,714
David M. DeMedio	21,663	21,663	21,664

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

If a USA Transaction (see Note 14) would occur during any such fiscal year, and provided that the executive is an employee of the Company on the date of such USA Transaction, the executive would be awarded shares for each of the fiscal years that have not yet been completed as of the date of such USA Transaction. The number of shares to be awarded to each executive for the uncompleted fiscal year 2010 is as follows: Mr. Jensen-178,570 shares; Mr. Herbert-53,714 shares; and Mr. DeMedio-21,664 shares.

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

During fiscal year 2007, substantially all of the e-Port® units sold consisted of units pertaining to the MasterCard PayPass™ seeding program with substantially reduced selling prices which resulted in reduced gross profit and EBITDA. Management’s goal was to have the maximum number of units deployed in the field as quickly as possible. The Compensation Committee agreed with management that given the current stage of the Company’s business, it was more beneficial to the Company to maximize the number of e-Ports® in the field as soon as possible. As a result, on September 21, 2007, the Compensation Committee recommended to the Board of Directors that the selling price of all the e-Ports® sold during the fiscal year be “normalized” to the current retail price. This normalization resulted in increased proforma revenues, gross profit and EBITDA for the e-Port® units sold in the MasterCard PayPass™ seeding program. The Compensation Committee also recommended that the executive officers be given the option to elect to satisfy certain minimum statutory tax withholding obligations for the restricted stock bonuses previously awarded and issued to the executives under their employment agreements by reducing the number of Common Shares otherwise issuable to them under the Plan. The Board of Directors approved the recommendations of the Compensation Committee.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

11. COMMON STOCK (CONTINUED)

As a result of the normalization, certain target hurdles were met resulting in the vesting of a total of 241,249 shares under the Plan for the fiscal year rather than a total of 101,578 shares prior to the normalization. The value of the number of the shares the executives may apply to tax withholding was in excess of the minimum statutory obligation and, as a result the Plan is classified as a liability award rather than an equity award. As such, in September 2007, the Company reclassified the $599,311 related to the 101,578 shares that was previously recorded in Common Stock to a short-term share-based payment liability. As the price of the Company’s shares was $8.45 on the date of the approval of the normalization, a charge of $1,180,220 was also recorded to compensation expense, related to the additional 139,671 additional shares, with a corresponding amount to the short-term share-based payment liability for a total share-based payment liability of $1,779,531 as of September 21, 2007. On September 28, 2007, as the Company’s share price was $8.38, the total share-based payment liability related to fiscal year 2007 was $1,769,754 ($599,311 compensation expense in fiscal year 2007 and $1,170,443 in the three months ended September 30, 2007). Of the 241,249 shares vested for fiscal year 2007, the Company issued 225,249 shares of Common Stock and the remaining 16,000 shares were exchanged by the executives and redeemed by the Company to settle tax withholding obligations paid by the Company totaling $134,080 in connection with the restricted stock bonuses previously awarded and issued to them under their employment agreements. As a result of the fact that a portion of the remaining 225,249 shares were subject to redemption at September 30, 2007, the Company had recorded the entire fair value of those remaining shares as a short-term share-based payment liability as of September 30, 2007 totaling $1,635,674. On December 30, 2007 the redemption provision lapsed, no further shares were redeemed and the final settlement resulted in a reduction of the short-term share-based payment liability of $1,635,674, a reduction of compensation expense of $446,452 and a credit to Common Stock of $1,189,222 (123,671 shares at $4.77 and 101,578 shares at $5.90), as the share price on the date of settlement was $4.77.

During the 2008 fiscal year a portion of the e-Port® units sold consisted of units pertaining to the MasterCard PayPass™ seeding program with reduced selling prices resulting in reduced gross profit and EBITDA. Management’s goal was to have the maximum number of units deployed in the field as quickly as possible. The Compensation Committee agreed with management that given the current stage of the Company’s business, it was beneficial to the Company to maximize the number of e-Ports® in the field as soon as possible. In September 2008, the Compensation Committee recommended to the Board of Directors that the selling price of the e-Ports® sold during fiscal year 2008 as part of the seeding program be “normalized” to the current retail price for the Long-Term Equity Incentive Program (the “Program”). The normalization resulted in increased gross profit and EBITDA for the e-Port® units sold in the MasterCard PayPass™ seeding program. The Board of Directors approved the recommendation of the Compensation Committee on September 3, 2008.

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

As a result of the Board’s decision to change the final twelve month measuring date of the LTIP Program from fiscal year 2009 to fiscal year 2010, there was no accrued share based liability as of June 30, 2009, and no related compensation expense for the fiscal year ended June 30, 2009.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

11. COMMON STOCK (CONTINUED)

During September 2008, the Company entered into amendments to the employment agreements with Mr. Jensen, Mr. Herbert and Mr. DeMedio. As part of the amendments, Mr. Jensen was granted 110,000 shares of Common Stock under the 2008 Stock Incentive Plan valued at $4.44 per share which vest as follows: 36,000 on September 15, 2008; 37,000 on January 15, 2009; and 37,000 on June 30, 2009; Mr. Herbert was also granted 85,000 shares of Common Stock under the 2008 Stock Incentive Plan valued at $4.44 per share which vest as follows: 28,000 on September 15, 2008; 28,000 on January 15, 2009; and 29,000 on June 30, 2009; and Mr. DeMedio was granted 25,000 shares of Common Stock under the 2008 Stock Incentive Plan valued at $4.44 per share which vest as follows: 8,000 on September 15, 2008; 8,000 on January 15, 2009; and 9,000 on June 30, 2009. During the year ended June 30, 2009, and as permitted under their employment agreements, these executive officers cancelled an aggregate of 23,855 shares of Common Stock held by them in order to satisfy an aggregate of $43,894 of payroll tax withholding obligations related to shares of Common Stock which vested during September 2008 under their employment agreements.

During the year ended June 30, 2009, the Company retired 138,744 shares of its Common Stock it purchased on the open market at prices ranging from $1.26 to $4.00 per share for a total of $331,690.

As of June 30, 2009, the Company had reserved shares of Common Stock for future issuance for the following:

Exercise of Common Stock Options	160,000
Exercise of Common Stock Warrants	3,030,863
Conversions of Preferred Stock and cumulative Preferred Stock dividends	15,451
Issuance under 2008 Stock Incentive Plan	60,747
Issuance under Long-Term Equity Incentive Program- Fiscal Year 2010 (not vested)	317,433
Issuance under Chief Executive Officer’s employment agreement upon the occurrence of a USA Transaction	140,000
Total shares reserved for future issuance	3,724,494

A summary of the status of the Company’s nonvested common shares as of June 30, 2009, 2008 2007 and 2006, and changes during the years ended June 30, 2009, 2008 and 2007 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested Shares
Nonvested at June 30, 2006	83,333	$8.00
Granted (LTIP)	952,298	5.90
Vested (Bonus)	(83,333)	8.00
Vested (LTIP)	(101,578)	5.90
Forfeited (LTIP)	(215,854)	5.90
Nonvested at June 30, 2007	634,866	$5.90
Granted	65,400	4.93
Vested	(15,600)	4.96
Reversal of forfeited shares due to normalization- FY 2007 (LTIP)	139,671	5.90
Vested- FY 2007 (LTIP)	(139,671)	5.90
Vested- FY 2008 (LTIP)	(126,973)	5.90
Forfeited- FY 2008 (LTIP)	(190,460)	5.90
Nonvested at June 30, 2008	367,233	$5.77
Granted	239,000	4.36
Vested	(268,600)	4.50
Forfeited shares due to terminations	(6,200)	4.45
Reversal of forfeited shares due to normalization- FY 2008 (LTIP)	64,756	5.90
Vested- FY 2008 (LTIP)	(64,756)	5.90
Nonvested at June 30, 2009	331,433	$5.81

The 331,433 nonvested shares of Common Stock as of June 30, 2009 were composed of 317,433 shares for the Long-Term Equity Incentive Program – Fiscal 2010 and 14,000 shares granted under the 2008 Stock Incentive Plan related to employment contracts.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

12. COMMON STOCK WARRANTS AND OPTIONS

Common Stock Warrant activity for the years ended June 30, 2009, 2008 and 2007 was as follows:

Warrants
Outstanding at June 30, 2006	219,481
Issued	1,544,804
Exercised	(43,552)
Cancelled	(16,558)
Outstanding at June 30, 2007	1,704,175
Issued	17,532
Exercised	(58,543)
Cancelled	(71,429)
Outstanding at June 30, 2008	1,591,735
Issued	1,570,622
Exercised	—
Expired	(131,494)
Outstanding at June 30, 2009	3,030,863

All Common Stock warrants outstanding as of June 30, 2009 were exercisable except for the 500,000 and 1,000,000 warrants expiring on October 1, 2010 and October 1, 2011, respectively, which are not exercisable until minimum performance hurdles in the First Data Joint Marketing Agreement are achieved, as discussed later in this Note. The following table shows exercise prices and expiration dates for warrants outstanding as of June 30, 2009:

Warrants Outstanding	Exercise Price Per Share	Expiration Date
500,000	$5.25	October 1, 2010
1,000,000	$6.00	October 1, 2011
609,376	$6.40	December 31, 2011
17,532	$7.70	October 17, 2012
903,955	$5.90	September 14, 2013
3,030,863

All Common Stock warrants outstanding as of June 30, 2008 were exercisable. The following table shows exercise prices and expiration dates for warrants outstanding as of June 30, 2008:

Warrants Outstanding	Exercise Price Per Share	Expiration Date
131,494	$20	December 31, 2008
609,376	$6.40	December 31, 2011
17,532	$7.70	October 17, 2012
833,333	$6.40	September 14, 2013
1,591,735

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

In conjunction with the 2008-C Senior Note offering (Note 9), the Company issued warrants to purchase 54,494 shares of Common Stock and were exercisable at $20 per share at any time prior to December 31, 2008. None of these warrants were exercised by December 31, 2008.

In conjunction with the 2010-B Senior Note offering (Note 9), the Company issued warrants to purchase 77,000 shares of Common Stock and were exercisable at $20 per share at any time prior to December 31, 2008. None of these warrants were exercised by December 31, 2008.

On October 1, 2008, the Company and First Data Merchant Services Corporation, a wholly-owned subsidiary of First Data Corporation (“First Data”), entered into a three year Joint Marketing Agreement. Pursuant to the Joint Marketing Agreement, the Company and First Data agreed to jointly market and sell to vending operators and soft drink bottlers in the United States a prepaid vending solution which utilizes the Company’s e-Port® device and First Data’s GO-Tag contactless payment presentation device. The Joint Marketing Agreement contemplates the sale to customers of up to 100,000 e-Ports® and up to 25 million GO-Tags over the three year term of the agreement. The Company would sell the e-Ports® to the customers at retail pricing. The e-Ports® would accept credit cards, debit cards, and contactless cards as well as First Data’s GO-Tag.

At the time of entering into the Joint Marketing Agreement, the Company issued First Data performance-based warrants to purchase up to 1,500,000 shares of Common Stock. First Data would have the right to purchase 500,000 of such shares within two years of issuance at $5.25 per share (the “A Warrants”), and 1,000,000 of such shares within three years of issuance at $6.00 per share (the “B Warrants”). The A Warrants are only exercisable by First Data if a minimum of 20,000 e-Ports® are sold to a customer pursuant to the Joint Marketing Agreement prior to the expiration of the A Warrants. The B Warrants are only exercisable by First Data if the A Warrants become exercisable and if a minimum of 15,000 additional e-Ports® are sold to a customer pursuant to the Joint Marketing Agreement following the date on which the A Warrants become exercisable and prior to the expiration of the B Warrants. In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the Company will determine the fair market value of the warrants on their respective measurement dates for determining the amount of expense, if any, to record to Selling, General and Administrative expense.

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

The Company’s Board of Directors has granted options to employees and Board members to purchase shares of Common Stock at prices that were at or above fair market value on the dates the options were granted. The option term and vesting schedule were established by the contracts under which the options were granted.

Common Stock Option activity during the years ended June 30, 2009, 2008 and 2007 was as follows:

	Options Outstanding	Exercise Price Per Share	Weighted- Average Exercise Price

Outstanding at June 30, 2006	178,933	$7.50-100	$8.68
Granted	—	—	—
Expired	(15,933)	$16.50-100	$18.24
Outstanding at June 30, 2007	163,000	$7.50-20	$7.75
Expired	(1,500)	$20	$20
Outstanding and exercisable at June 30, 2008	161,500	$7.50-20	$7.63
Expired	(1,500)	$20	$20
Outstanding and exercisable at June 30, 2009	160,000	$7.50-8	$7.52

The following table shows exercisable options, exercise prices, the weighted average remaining contractual life and the aggregate intrinsic value for options outstanding as of June 30, 2009:

			Weighted Average
		Exercise	Remaining	Contractual	Intrinsic
Options	Options	Price Per	Life	(Years)-	Value-
Outstanding	Exercisable	Share	Outstanding	Exercisable	Outstanding	Exercisable
154,000	154,000	$7.50	2.27	1.46	$—	$—
6,000	6,000	$8	3.47	1.49	$—	$—
160,000	160,000		2.72	1.46	$—	$—

The following table shows exercisable options, exercise prices, the weighted average remaining contractual life and the aggregate intrinsic value for options outstanding as of June 30, 2008.

			Weighted Average
		Exercise	Remaining	Contractual	Intrinsic
Options	Options	Price Per	Life	(Years)-	Value-
Outstanding	Exercisable	Share	Outstanding	Exercisable	Outstanding	Exercisable
154,000	154,000	$7.50	3.72	2.09	$—	$—
6,000	6,000	$8	4.47	1.92	$—	$—
1,500	1,500	$20	0.46	0.46	$—	$—
161,500	161,500		3.72	2.07	$—	$—

As of June 30, 2009 all compensation expense related to the vesting of options outstanding has been recognized as all options were vested as of June 30, 2009.

The total fair value of options vested during the years ended June 30, 2009, 2008, and 2007 was $0, $242,315 and $255,815.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

13. RETIREMENT PLAN

The Company’s 401(k) Plan (the “Plan”) allows employees who have completed six months of service to make voluntary contributions up to a maximum of 100% of their annual compensation, as defined in the Plan. Through June 30, 2000, the Plan did not provide for any matching contribution by the Company; however, starting at the beginning of fiscal year 2001, the Company amended the Plan to include a Company matching contribution up to 10% of an employee’s compensation. Effective January 1, 2003, the Company may, in its discretion, make a matching contribution, a profit sharing contribution, and/or a safe harbor 401(k) contribution to the Plan. Effective July 1, 2006, the Plan was restated to conform to provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”) and other applicable laws and regulations. In fiscal years 2009, 2008 and 2007 the Company made safe harbor matching contributions of 100% of the participant’s first 3% and 50% of the next 2% of compensation deferred into the Plan. The Company’s contribution for the years ended June 30, 2009, 2008 and 2007 approximated $189,000, $197,000 and $143,000, respectively.

14. COMMITMENTS AND CONTINGENCIES

The Company conducts its operations from various facilities under operating leases. The Company leases 17,249 square feet of space located in Malvern, Pennsylvania for its principal executive office and used for general administrative functions, sales activities, and product development. The lease term expires on December 31, 2010. As of June 30, 2009, the Company’s rent payment for this facility is $36,654 per month.

The Company also leases 13,377 square feet of space, located in Malvern, Pennsylvania for its product warehousing, shipping and customer support. The lease term expires December 31, 2010. As of June 30, 2009, the Company’s rent payment for this facility is $13,377 per month with escalating rental payments through the remainder of the lease.

Since December 2004, the Company leased 2,837 square feet of space located in Denver, Colorado for administrative functions, sales activities and product warehousing associated with our energy management products. The lease was set to expire May 31, 2009, at which time the Company extended one additional month, through June 2009, when the lease expired and the location was closed.

Rent expense under operating leases was approximately $612,000, $598,000 and $492,000 during the years ended June 30, 2009, 2008 and 2007, respectively. Future minimum lease payments subsequent to June 30, 2009 under capital leases and noncancellable operating leases are as follows:

	Capital Leases	Operating Leases
2010	$358,907	$619,099
2011	209,071	91,064
2012	69,547	3,360
2013	—	1,400
Total minimum lease payments	$637,525	$714,923
Less amount representing interest	57,142
Present value of net minimum lease payments	580,383
Less current obligations under capital leases	319,698
Obligations under capital leases, less current portion	$260,685

In conjunction with the Long-Term Equity Incentive Program (Note 11), during March 2007, each of Mr. Jensen, Mr. Herbert, and Mr. DeMedio signed amendments to their Employment and Non-Competition Agreements.

During September 2008, Mr. Jensen and the Company entered into an amendment to his employment agreement pursuant to which the term of Mr. Jensen’s employment with the Company was extended from June 30, 2009 until June 30, 2011, and his annual base salary was increased to $365,000 effective October 1, 2008. In addition, Mr. Jensen was granted 110,000 shares of Common Stock under the 2008 Stock Incentive Plan valued at $4.44 per share which vest as follows: 36,000 on September 15, 2008; 37,000 on January 15, 2009; and 37,000 on June 30, 2009. During the year ended June 30, 2009, and as permitted under his employment agreement, Mr. Jensen cancelled 11,520 shares of Common Stock held by him in order to satisfy $21,197 of payroll tax withholding obligations related to shares of Common Stock which vested during September 2008 under his employment agreement.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Agreement requires Mr. Jensen to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the Agreement and for a period of one year thereafter. As previously provided in his employment agreement, Mr. Jensen was granted the right (exercisable at any time prior to the 60th day following the commencement of each fiscal year) to elect to have one-half of his base salary for each of the fiscal years ending June 30, 2007, June 30, 2008, and June 30, 2009 paid in shares of Common Stock rather than cash. Mr. Jensen elected to receive shares in lieu of cash for one-half of his base salary for the fiscal year ending June 30, 2007. As a result of such election, 22,080 shares were issued to him that vested as follows: 5,520 on July 1, 2006; 5,520 on October 1, 2006; 5,520 on January 1, 2007; and 5,520 on April 1, 2007. Mr. Jensen was also granted 75,000 shares of Common Stock and an additional amount of options to purchase up to 75,000 shares of Common Stock at $7.50 per share. The 75,000 shares of Common Stock vested as follows: 25,000 on June 1, 2006; 25,000 on January 1, 2007; and 25,000 on June 1, 2007. The options vested as follows: 25,000 on May 11, 2006; 25,000 on June 30, 2007; and 25,000 on June 30, 2008. The options may be exercised at any time within 5 years of vesting. The Company recorded a non-cash compensation charge of $264,000 and $172,127 related to the grant of restricted Common Stock and Common Stock Options, respectively, during the fiscal year ended June 30, 2006.

As previously provided in his employment agreement, upon the occurrence of a “USA Transaction” (as defined below), the Company will issue to Mr. Jensen 140,000 shares of Common Stock subject to adjustment for stock splits or combinations (“Jensen Shares”). Mr. Jensen is not required to pay any additional consideration for the Jensen Shares. At the time of any USA Transaction, all of the Jensen Shares are automatically deemed to be issued and outstanding immediately prior to any USA Transaction, and are entitled to be treated as any other issued and outstanding shares of Common Stock in connection with such USA Transaction.

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

During September 2008, Mr. Herbert and the Company entered into an amendment to his employment agreement pursuant to which the term of Mr. Herbert’s employment with the Company was extended from June 30, 2009 until June 30, 2011, and his annual base salary was increased to $320,000 effective October 1, 2008. In addition, Mr. Herbert was granted 85,000 shares of Common Stock under the 2008 Stock Incentive Plan valued at $4.44 per share which vest as follows: 28,000 on September 15, 2008; 28,000 on January 15, 2009; and 29,000 on June 30, 2009. During the year ended June 30, 2009, and as permitted under his employment agreement, Mr. Herbert cancelled 9,433 shares of Common Stock held by him in order to satisfy $17,356 of payroll tax withholding obligations related to shares of Common Stock which vested during September 2008 under his employment agreement.

As previously provided in his employment agreement, Mr. Herbert is required to devote his full time and attention to the business and affairs of the Company and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter. In the event that a USA Transaction (as defined in Mr. Jensen’s employment agreement) shall occur, then Mr. Herbert has the right to terminate his agreement upon 30 days notice to USA. Mr. Herbert was granted the right to elect to have one-half of his base salary for each of the fiscal years ending June 30, 2007, June 30, 2008, and June 30, 2009 paid in shares of Common Stock rather than cash. Mr. Herbert was also granted 50,000 shares of Common Stock and an additional amount of options to purchase up to 18,000 shares of Common Stock at $7.50 per share. The 50,000 shares of Common Stock vested as follows: 16,667 on June 1, 2006; 16,667 on January 1, 2007; and 16,666 on June 1, 2007. The options vested as follows: 6,000 on May 11, 2006; 6,000 on June 30, 2007; and 6,000 on June 30, 2008. The options may be exercised at any time within 5 years of vesting. The Company recorded a non-cash compensation charge of $176,003 and $41,310 related to the grant of restricted Common Stock and Common Stock Options, respectively, during the fiscal year ended June 30, 2006.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

During September 2008, Mr. DeMedio and the Company entered into an amendment to his employment agreement, expiring June 30, 2009, pursuant to which he was granted 25,000 shares of Common Stock under the 2008 Stock Incentive Plan valued at $4.44 per share which vest as follows: 8,000 on September 15, 2008; 8,000 on January 15, 2009; and 9,000 on June 30, 2009. During the year ended June 30, 2009, and as permitted under his employment agreement, Mr. DeMedio cancelled 2,902 shares of Common Stock held by him in order to satisfy $5,340 of payroll tax withholding obligations related to shares of Common Stock which vested during September 2008 under his employment agreement.

As previously provided in his employment agreement, Mr. DeMedio was granted the right to elect to have one-half of his base salary for each of the fiscal years ending June 30, 2007, and June 30, 2008 paid in shares of Common Stock rather than cash. Mr. DeMedio was also granted options to purchase up to 7,000 shares of Common Stock at $7.50 per share. The options vested as follows: 2,334 on May 11, 2006; 2,333 on June 30, 2007; and 2,333 on June 30, 2008. The options may be exercised at any time within 5 years of vesting. The Company recorded a non-cash compensation charge of $16,068 related to the grant of restricted Common Stock Options during the fiscal year ended June 30, 2006. Effective October 1, 2007, Mr. DeMedio’s base salary was increased to $195,000 per annum.

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

In the year ended June 30, 2007, the Company also issued 2,536 shares of Common Stock to a former employee totaling $18,000 relating to the settlement of litigation.

Various other legal actions and claims occurring in the normal course of business are pending or may be instituted or asserted in the future against the Company. The Company does not believe that the resolution of these matters will have a material effect on the financial position or results of operations of the Company.

In September 2007, and provided that the manufacturer can produce a lower cost e-Port® for the Company, the Company had committed to purchase a certain number of e-Ports® for a maximum of $3,600,000 from a third party contract manufacturer over an eighteen month period. The commitment to purchase inventory was to begin upon the approval, by the Company, of the pre-production unit. The Company provided such approval to the manufacturer in February 2009. As of June 30, 2009, the remaining commitment is estimated at approximately $2,600,000 based on our purchase order pricing accepted by the manufacturer less inventory purchased as of year-end.

15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through September 25, 2009, the date these consolidated financial statements were issued, and determined that there were no events or transactions occurring subsequent to June 30, 2009 that would have a material impact on the Company’s consolidated financial statements and that there were no events or transactions occurring subsequent to June 30, 2009 that would require disclosure, except for the disclosures made in this Note.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

15. SUBSEQUENT EVENTS (CONTINUED)

Foodbuy/Compass

On July 1, 2009, USAT and Compass Group USA, Inc. (“Compass”) entered into a Quick Start Master Lease Agreement (“Master Lease”) pursuant to which Compass could purchase USAT’s G-8 or Edge e-Port devices utilizing USAT’s Quick Start Program. The Quick Start Program enables Compass to acquire USAT’s e-Port through a 36 month non-cancellable capital lease. Under the Quick Start Program, Compass will pay USAT a monthly amount, per terminal, that includes the lease of the e-Port hardware and activation fee. The total monthly payment due under the Quick Start Program would be deducted by USAT directly out of the gross revenues generated from the Compass vending machines.

On July 1, 2009, USAT and Compass also entered into a new three year e-Port Connect Services Agreement pursuant to which USAT will provide Compass with all card processing, data, network, communications and financial services, and DEX telemetry data services required in connection with all Compass vending machines utilizing e-Ports.

The Master Lease and the e-Port Connect Services Agreement were signed in conjunction with a Master Purchase Agreement (“MPA”) with Foodbuy, LLC (“Foodbuy”), the procurement company for Compass and other customers dated June 30, 2009. Compass is a $9 billion organization with locations throughout the US, Mexico and Canada, is the leader in vending, foodservice management and support services, is the largest national vending operating company, operating 150 branches and 18,500 client sites, and is one of the leading owners and operators of vending machines in the United States. Compass is a division of UK-based Compass Group PLC.

The MPA provides, among other things, that for a period of thirty-six months, Foodbuy on behalf of Compass shall utilize USAT as the sole credit or debit card vending system hardware and related software and connect services provider for not less than seventy-five percent of the vending machines of Compass utilizing cashless payments solutions. The MPA also provides that for a period of thirty-six months, USAT shall be a preferred supplier and provider to Foodbuy and its customers, including Compass, of USAT’s products and services. The MPA provides for initial pricing for the e-Port hardware and monthly service and DEX telemetry fees at USAT’s standard pricing. Foodbuy’s customers have the right under the MPA to acquire USAT’s G-8 or Edge e-Port devices through USAT’s Quick Start Program. The MPA also provides for the ability of the customer to obtain DEX telemetry services from USAT in connection with vending machines utilizing the e-Port devices.

Under these agreements, all monthly amounts due to USAT by Compass and other Foodbuy customers will be deducted by USAT directly out of the gross revenues generated from the vending machines. These amounts will include monthly service fees, transaction processing fees, activation fees, and if applicable, Quick Start Program lease payments.

Rights Offering

On May 22, 2009, the Company filed a registration statement with the Securities and Exchange Commission for a proposed rights offering relating to transferable subscription rights to purchase up to $15 million of USAT common stock and warrants. Holders of the Company’s Common Stock on the record date for the rights offering would be eligible to participate. The maximum amount of subscription proceeds to be raised by USAT in connection with the subscription rights offering was $15,000,000. The proceeds from the rights offering are to be used for general corporate purposes, including working capital and will be available to finance the e-Ports which may be utilized in the Quick Start Program.

Under the proposed rights offering, the Company would distribute one right to each holder of record of every share of its common stock that is held on the record date. Each right would entitle the holder to purchase one share of common stock at a subscription price to be determined prior to the effective date of the registration statement and a warrant that would entitle the holder to purchase one share of common stock. Each warrant would be exercisable commencing January 1, 2010 and through December 31, 2011 to purchase one share of common stock at 110% of the subscription price per right.

We also distributed the transferable subscription rights to two of our warrant holders who are entitled to participate in the rights offering pursuant to the terms of the warrants held by them. Each such warrant holder will receive one subscription right for each share of common stock into which the warrants are exercisable as of the record date.

Holders who fully exercised their rights would be entitled, if available, to subscribe for an additional amount of common stock and warrants in amount equal to up to 400% of the shares of common stock and warrants for which such holder was otherwise entitled to subscribe.

The Company engaged William Blair & Company and Maxim Group LLC to act as the dealer-managers for the rights offering and MacKenzie Partners, Inc. to act as the information agent.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

15. SUBSEQUENT EVENTS (CONTINUED)

On June 30, 2009, the Company announced the record date of the rights offerings as the close of trading on The NASDAQ Global Market on July 10, 2009, at which time the subscription price for the right was set at $2.50 per share and the exercise price of the warrant at $2.75 per share. As a result of this pricing, the maximum number of shares of common stock issuable upon exercise of the subscription rights would be 6,000,000 shares and warrants to purchase up to 6,000,000 shares of common stock

On July 13, 2009, the Company commenced the transferable subscription rights offering pursuant to a Registration Statement on Form S-1 (No. 333-159467). Pursuant to the rights offering, we distributed, at no charge to the holders of its common stock as of 5:00 p.m., New York City time, on July 10, 2009, and at no charge to two of its warrant holders who were entitled to participate in the rights offering pursuant to the terms of the warrants held by such warrant holders, transferable subscription rights to subscribe for shares of common stock and attached warrants to purchase additional shares of common stock. The subscription rights offering was scheduled to expire at 5:00 p.m., New York City time, on July 31, 2009.

On July 17, 2009, USAT reduced the subscription exercise price of the rights from $2.50 to $2.00 per right. As a result of this reduction, the exercise price of the warrants, which will be issued in connection with the exercise of the subscription rights, were also reduced from $2.75 to $2.20 per share of common stock. Also as a result of this reduction, the maximum number of shares of common stock issuable upon exercise of the subscription rights was increased to 7,500,000 shares and warrants to purchase up to 7,500,000 shares of common stock.

The rights offering expired on July 31, 2009. On August 7, 2009, the closing of the rights offering, the Company received $14,571,584 of gross proceeds. The net cash proceeds, after deduction of fees and expenses, including dealer-manager fees, was approximately $13,100,000. In addition, the Company issued a total of 291,432 warrants to the dealer-managers to purchase the Company’s Common Stock at $2.20 per share at any time from January 8, 2010 through December 31, 2011. Approximately $350,000 of issuance costs are included with prepaid expenses and other current assets on the consolidated balance sheets at June 30, 2009.

In accordance with the terms of the rights offering, the Company issued an aggregate of 7,285,792 shares for $2.00 per share and 7,285,792 warrants, entitling the holder to purchase one share of common stock at the exercise price of $2.20 per share of common stock commencing January 1, 2010 and through December 31, 2011. The warrants commenced trading on August 7, 2009, on the NASDAQ Global Market under the symbol USATW.

Employment Agreements

During September 2009, Mr. Jensen and the Company entered into an Amended and Restated Employment Agreement which replaced his prior employment agreement. The Agreement extended the term of Mr. Jensen’s employment with the Company from June 30, 2011 until September 30, 2012 and will automatically continue from year to year thereafter unless terminated as of the end of the original term or any such one year renewal period by the Company or Mr. Jensen by at least 60-days notice. The period during which Mr. Jensen has agreed not to compete with the Company following his termination of employment has been increased from one year to two years. Mr. Jensen was granted 30,000 shares of common stock under the 2008 Stock Incentive Plan which vest as follows: 10,000 on the date of the Agreement; 10,000 on April 1, 2010; and 10,000 on September 30, 2010. The Company has agreed to obtain and pay the premiums for a term life insurance policy in the amount of $2,000,000 on the life of Mr. Jensen while he is employed by the Company. Mr. Jensen has the right to designate the beneficiary of the policy. The Company has agreed to obtain and pay the premiums for a long term disability policy covering Mr. Jensen. If he shall become disabled while employed by the Company, the policy would provide for monthly disability coverage of up to 65% of his monthly base compensation payable to age 65 or death. Mr. Jensen’s base salary was not changed from the prior employment agreement.

The September 2009 Agreement also provides that if Mr. Jensen would terminate his employment with the Company for good reason (as defined in the Agreement), or if the Company would terminate his employment without cause (as defined in the Agreement), then the Company would continue to pay to him his then annual base salary for a period of two years following the termination of his employment (or, if greater, the remaining term of his employment). In addition, upon any such termination of Mr. Jensen’s employment, the Company has agreed, at its cost, to continue to provide Mr. Jensen with health insurance benefits for a period of 2 years substantially similar to those which he had been receiving immediately prior to the date of termination. The term good reason as defined in the Agreement, includes: (A) a material breach of the terms of the Agreement by the Company; (B) the assignment by the Company to Mr. Jensen of duties materially inconsistent with his authorities, duties, responsibilities, and status as the Chief Executive Officer of the Company, or a material reduction or alteration in the nature or status of his authority, duties, or responsibilities;  (C) the Company materially reduces Mr. Jensen’s rate of annual base salary below the level in effect immediately before such reduction; or (D) a material reduction by the Company in the kind or level of employee benefits to which Mr. Jensen is entitled immediately prior to such reduction with the result that his overall benefit package is significantly reduced unless such failure to continue a plan, policy, practice or arrangement pertains to all plan participants generally. As a condition to Mr. Jensen receiving any payments or benefits upon his termination of his employment for good reason, Mr. Jensen shall have executed and delivered (and not revoked) a release of any and all claims against the Company and its affiliates in form reasonably acceptable to the Company.

The September 2009 Agreement also provides that if there is a change of control (as defined in the Agreement), and within 12 months thereafter, Mr. Jensen’s employment is terminated as a result of the Company giving a notice of non-renewal of the Agreement, then the Company would continue to pay to Mr. Jensen his then annual base salary for a period of two years following the termination of his employment, and, at its cost, for such period of time would continue to provide Mr. Jensen with health insurance benefits substantially similar to those which he is receiving immediately prior to the date of termination. As a condition to Mr. Jensen receiving any payments or benefits upon such a termination of his employment, Mr. Jensen shall have executed and delivered (and not revoked) a release of any and all claims against the Company and its affiliates in form reasonably acceptable to the Company.

The September 2009 Agreement defines a change of control to include the following: (i) the acquisition by any person of beneficial ownership of any capital stock of the Company if, after such acquisition, such person beneficially owns more than 50% of either the total fair market value of the then-outstanding shares of the Company’s stock, or the combined voting power of the then-outstanding securities of the Company entitled to vote generally in the election of directors; or (ii) a change in the composition of the Board of Directors of the Company over a period of twelve (12) months or less such that the continuing directors fail to constitute a majority of the Board; or (iii) the consummation of a merger, consolidation, reorganization, recapitalization or statutory share exchange involving the Company or a sale or other disposition of all or substantially all of the assets of the Company in one or a series of related transactions over a 12-month period, unless, immediately following such transaction, all or substantially all of the individuals and entities who were the beneficial owners of the Company’s outstanding common stock and outstanding voting securities immediately prior to such transaction beneficially own, directly or indirectly, more than 50% of the then-outstanding shares of common stock and the combined voting power of the then-outstanding securities entitled to vote generally in the election of directors of the resulting or acquiring corporation in such transaction; or (iv) approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

15. SUBSEQUENT EVENTS (CONTINUED)

During September 2009, Mr. Herbert and the Company entered into an Amended and Restated Employment Agreement which replaced his prior employment agreement. The Agreement extended the term of Mr. Herbert’s employment with the Company from June 30, 2011 until September 30, 2012 and will automatically continue from year to year thereafter unless terminated as of the end of the original term or any such one year renewal period by the Company or Mr. Herbert by at least 60-days notice. The period during which Mr. Herbert has agreed not to compete with the Company following his termination of employment has been increased from one year to two years. Mr. Herbert was granted 9,000 shares of common stock under the 2008 Stock Incentive Plan which vest as follows: 3,000 on the date of the Agreement; 3,000 on April 1, 2010; and 3,000 on September 30, 2010. The Company has agreed to obtain and pay the premiums for a term life insurance policy in the amount of $1,500,000 on the life of Mr. Herbert while he is employed by the Company. Mr. Herbert has the right to designate the beneficiary of the policy. The Company has agreed to obtain and pay the premiums for a long term disability policy covering Mr. Herbert. If he shall become disabled while employed by the Company, the policy would provide for monthly disability coverage of up to 65% of his monthly base compensation payable to age 65 or death. Mr. Herbert’s base salary was not changed from the prior employment agreement.

The September 2009 Agreement also provides that if Mr. Herbert would terminate his employment with the Company for good reason (as defined in the Agreement), or if the Company would terminate his employment without cause (as defined in the Agreement), then the Company would continue to pay to him his then annual base salary for a period of two years following the termination of his employment (or, if greater, the remaining term of his employment). In addition, upon any such termination of Mr. Herbert’s employment, the Company has agreed, at its cost, to continue to provide Mr. Herbert with health insurance benefits for a period of 2 years substantially similar to those which he had been receiving immediately prior to the date of termination. The term good reason as defined in the Agreement, includes: (A) a material breach of the terms of the Agreement by the Company; (B) the assignment by the Company to Mr. Herbert of duties materially inconsistent with his authorities, duties, or responsibilities, or a material reduction or alteration in the nature or status of his authority, duties, or responsibilities; (C) the Company materially reduces Mr. Herbert’s rate of annual base salary below the level in effect immediately before such reduction; or  (D) a material reduction by the Company in the kind or level of employee benefits to which Mr. Herbert is entitled immediately prior to such reduction with the result that his overall benefit package is significantly reduced unless such failure to continue a plan, policy, practice or arrangement pertains to all plan participants generally. As a condition to Mr. Herbert receiving any payments or benefits upon his termination of his employment for good reason, Mr. Herbert shall have executed and delivered (and not revoked) a release of any and all claims against the Company and its affiliates in form reasonably acceptable to the Company.

The September 2009 Agreement also provides that if there is a change of control (as defined in the Agreement and described above), and within 12 months thereafter, Mr. Herbert’s employment is terminated as  a result of the Company giving a notice of non-renewal of the Agreement, then the Company would continue to pay to Mr. Herbert  his then base salary for a period of two years following the termination of his employment, and, at its cost, for such period of time would continue to provide Mr. Herbert with health insurance benefits substantially similar to those which he is receiving immediately prior to the date of termination. The provision of Mr. Herbert’s prior employment agreement that granted him the right to terminate his employment with the Company in the event of a USA Transaction has been revoked. As a condition to Mr. Herbert receiving any payments or benefits upon such a termination of his employment, Mr. Herbert shall have executed and delivered (and not revoked) a release of any and all claims against the Company and its affiliates in form reasonably acceptable to the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2009. Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s annual report on internal control over financial reporting.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, management believes that, as of June 30, 2009, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal control over financial reporting.

There have been no changes during the quarter ended June 30, 2009 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our Directors and executive officers, on August 31, 2009, together with their ages and business backgrounds were as follows:

Name	Age	Position(s) Held
George R. Jensen, Jr.	60	Chief Executive Officer, Chairman of the Board of Directors
Stephen P. Herbert	46	Chief Operating Officer and President, Director
David M. DeMedio	38	Chief Financial Officer
William L. Van Alen, Jr.(1),(2)	76	Director
Steven Katz(1)	61	Director
Douglas M. Lurio	52	Director
Joel Brooks(2)	50	Director
Stephen W. McHugh(2)	51	Director

(1)	Member of Compensation Committee
(2)	Member of Audit Committee

Each Director holds office until the next Annual Meeting of shareholders and until his successor has been elected and qualified.

George R. Jensen, Jr., has been our Chief Executive Officer and a Director since our inception in January 1992. Mr. Jensen was Chairman, Director, and Chief Executive Officer of American Film Technologies, Inc. (“AFT”) from 1985 until 1992. AFT was in the business of creating color imaged versions of black-and-white films. From 1979 to 1985, Mr. Jensen was Chief Executive Officer and President of International Film Productions, Inc. Mr. Jensen was the Executive Producer of the twelve hour miniseries, “A.D.”, a $35 million dollar production filmed in Tunisia. Procter and Gamble, Inc., the primary source of funds, co-produced and sponsored the epic, which aired in March 1985 for five consecutive nights on the NBC network. Mr. Jensen was also the Executive Producer for the 1983 special for public television, “A Tribute to Princess Grace”. From 1971 to 1978, Mr. Jensen was a securities broker, primarily for the firm of Smith Barney, Harris Upham. Mr. Jensen was chosen 1989 Entrepreneur of the Year in the high technology category for the Philadelphia, Pennsylvania area by Ernst & Young LLP and Inc. Magazine. Mr. Jensen received his Bachelor of Science Degree from the University of Tennessee and is a graduate of the Advanced Management Program at the Wharton School of the University of Pennsylvania.

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

David M. DeMedio joined USA Technologies on a full-time basis in March 1999 as Controller. In the Summer of 2001, Mr. DeMedio was promoted to Director of Financial Services where he was responsible for the sales and financial data reporting to customers, the Company’s turnkey banking services and maintaining and developing relationships with credit card processors and card associations. In July 2003, Mr. DeMedio served as interim Chief Financial Officer through April 2004. From April 2004 until April 2005, Mr. DeMedio served as Vice President - Financial & Data Services. On April 12, 2005, he was appointed as the Company’s Chief Financial Officer. From 1996 to March 1999, prior to joining the Company, Mr. DeMedio had been employed by Elko, Fischer, Cunnane and Associates, LLC as a supervisor in its accounting and auditing and consulting practice. Prior thereto, Mr. DeMedio held various accounting positions with Intelligent Electronics, Inc., a multi-billion reseller of computer hardware and configuration services. Mr. DeMedio graduated with a Bachelor of Science in Business Administration from Shippensburg University and is a Certified Public Accountant. From October 2007 until September 2008, Mr. DeMedio was a Director of GammaCan International, Inc., a publicly traded corporation.

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

Steven Katz joined the board of directors in May 1999. He is President of Steven Katz & Associates, Inc., a management consulting firm specializing in strategic planning and corporate development for technology and service-based companies in the health care, environmental, telecommunications and Internet markets. Mr. Katz`s prior experience includes five years with PriceWaterhouse & Co. in audit, tax and management advisory services; two years of corporate planning with Revlon, Inc.; five years with National Patent Development Corporation (NPDC) in strategic planning, merger and acquisition, technology in-licensing and out-licensing, and corporate turnaround experience as President of three NPDC subsidiaries; and two years as a Vice President and General Manager of a non-banking division of Citicorp, N.A. Mr. Katz is also a Director of Health Systems Solutions Inc. and NaturalNano, Inc., each publicly traded companies. From May 2007 until September 2008, Mr. Katz was President and Chairman of the Board of GammaCan International, Inc., a publicly traded corporation.

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

Joel Brooks joined the board of directors of USA on March 22, 2007. Since December 2000, Mr. Brooks has served as the Chief Financial Officer and Treasurer of Senesco Technologies, Inc., a biotechnology company whose shares are traded on the American Stock Exchange. From September 1998 until November 2000, Mr. Brooks was the Chief Financial Officer of Blades Board and Skate, LLC, a retail establishment specializing in the action sports industry. Mr. Brooks was Chief Financial Officer from 1997 until 1998 and Controller from 1994 until 1997 of Cable and Company Worldwide, Inc. He also held the position of Controller at USA Detergents, Inc. from 1992 until 1994, and held various positions at several public accounting firms from 1983 through 1992. Mr. Brooks received his Bachelor of Science degree in Commerce with a major in Accounting from Rider University in February 1983.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s Common Stock, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of Common Stock. Officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

Stephen P. Herbert and George R. Jensen, Jr. each filed two late Form 4s, and David M. DeMedio filed one late Form 4 during the 2009 fiscal year.

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

We have developed a compensation policy that is designed to attract and retain key executives responsible for our success and motivate management to enhance long-term shareholder value. The Compensation Committee believes that compensation of the Company’s executive officers should encourage creation of shareholder value and achievement of strategic corporate objectives and the Committee seeks to align the interests of the Company’s shareholders and management by integrating compensation with the Company’s annual and long-term corporate and financial objectives. We believe that providing our executive officers who have responsibility for the Company’s management and growth with an opportunity to increase their ownership of Company stock aligns the interests of the executive officers with those of the shareholders. During the 2007 fiscal year, we adopted the Long Term Equity Incentive Program for our executive officers in order to provide them with the opportunity to further increase the number of shares owned by them. In order to be competitive with compensation offered by other technology companies and to motivate and retain executive officers, the Company intends to offer a total compensation package competitive with other technology companies as well as take into account individual responsibilities and performance. The annual compensation package for our executives primarily consists of:

●	a base salary

●	stock options

●	restricted stock awards

●	cash and stock bonuses

●	long-term stock incentive awards

●	other benefits

Base Salary

Base salary is the fixed component of our executive officer’s annual cash compensation and is set with the goal of attracting talented executives and adequately compensating and rewarding them for services rendered during the fiscal year. Our executive officers’ employment agreements specify the level of salary to which the officer is entitled, subject to review of our board of directors or Compensation Committee from time to time. During September 2008, and in connection with the execution of amendments to their employment agreements, we increased each of Messrs. Jensen’s and Herbert’s base salary by approximately twelve percent. The base salaries of our executive officers reflect the individual’s level of responsibility and performance. In recommending base salaries of our executive officers to the board of directors, the Compensation Committee also considers changes in duties and responsibilities, our business and financial results, the relationship among base salaries paid to others within our Company, and its knowledge of base salaries paid to executive officers of other technology companies. The base salaries for each of Messrs. Sagady and Shirey are set forth in their respective employment agreements, and were established by our President after discussions with each employee.

Stock Options

Stock options serve to ensure that executive management is properly focused on shareholder value. Stock options align management incentives with shareholder’s objectives because options granted at fair value have value only if the stock price increases over time. A vesting schedule also keeps the executives focused on long term performance and not short term gains. During the 2009 fiscal year, no stock options were issued to our executive officers or employees and no previously issued stock options became vested. For the fiscal years 2008 and 2007, various stock options became vested that were granted to our executive officers at the time the officers entered into their employment agreements in May 2006. During fiscal year 2007, the Company granted to our executive officers piggy back registration rights in connection with the shares underlying the options granted to them in their employment agreements.

Restricted Stock Awards

During the 2009 fiscal year, no shares of restricted stock were granted to our executive officers or employees. During fiscal year 2007, shares of restricted stock became vested that had been issued to Messrs. Jensen and Herbert at the time they entered into their May 2006 employment agreements. During fiscal year 2007, the Company granted to our executive officers piggy back registration rights in connection with the restricted shares granted to them in their employment agreements.

Cash and Stock Bonuses

In addition to base salary, we may award variable cash bonus awards to our executives as well as shares available under our stock compensation programs. The shares awarded under our stock compensation plans are registered under the Securities Act of 1933, as amended. During September 2008, and based upon past performance and in consideration of the execution of amendments to their employment agreements, we awarded an aggregate of 220,000 shares to our executive officers under our stock plans. All of these shares become vested during the 2009 fiscal year. Shares were awarded under our stock plans to Mr. Sagady during the 2009 fiscal year upon the recommendation of our President and based on his performance, and each of Messrs. Sagady and Shirey received shares pursuant to the terms of their employment agreements. In addition, based upon performance, Messrs. Sagady and Shirey earned cash bonuses during fiscal year 2009. In December 2007, the board of directors approved the recommendation of the Compensation Committee that Messrs. Jensen, Herbert, and DeMedio receive cash bonuses based upon each of their performance during the first six months of the fiscal year.

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

Under the Plan, each executive officer will be awarded common stock of the Company in the event the Company achieves target goals relating to each of revenues, gross profit and EBITDA during each of the fiscal years ending June 30, 2007, June 30, 2008, and June 30, 2009. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, and excludes non-cash stock payments/awards and stock options granted to officers and members of the board of directors. During each such fiscal year, the number of eligible shares to be awarded to the executive is based upon the following weightings: 40% of eligible shares are determined by revenues; 30% of eligible shares are determined by gross profit; and 30% of eligible shares are determined by EBITDA.

If the target goals (100%) for revenues, gross profit, and EBITDA are achieved by the Company during the applicable fiscal year, the executive officers would be awarded the following number of shares:

	Fiscal Year Ended June 30,
	2007	2008	2009
George R. Jensen, Jr.	178,570	178,570	178,570
Stephen P. Herbert	53,713	53,713	53,714
David M. DeMedio	21,663	21,663	21,664

On February 4, 2009, the board of directors approved the recommendation of the Compensation Committee that the final twelve month measuring period under the Plan be changed from the fiscal year ending June 30, 2009 to the fiscal year ending June 30, 2010. The foregoing was approved by the board of directors as the board of directors did not believe it would be appropriate to reward senior management with bonuses during the current economic slowdown.

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

Based upon the financial results of the Company for the fiscal year ended June 30, 2007, the target goal (100%) relating to revenues was met and the minimum target goals relating to gross profit and EBITDA were not met. Substantially all of the e-Port® units sold during the fiscal year consisted of units pertaining to the MasterCard PayPass seeding program with substantially reduced selling prices resulting in reduced gross profit and EBITDA.

Management’s goal was to have the maximum number of units deployed in the field as quickly as possible. The Compensation Committee agreed with management that given the current stage of the Company’s business, it was more beneficial to the Company to maximize the number of e-Ports® in the field as soon as possible.

As a result, during September 2007, the Compensation Committee recommended to the board of directors that the selling price of all the e-Ports® sold during the fiscal year be “normalized” to the current retail price. This normalization resulted in increased revenues, gross profit and EBITDA for the e-Port® units sold in the MasterCard PayPass seeding program. The board of directors has approved the recommendation of the Compensation Committee.

As a result of the normalization, a higher than target revenue hurdle was met (110%), and lower than target hurdles for each of gross profit (85%) and EBITDA (85%) were also met, resulting in the issuance to the executive officers of a total of 241,249 shares under the Plan for the 2007 fiscal year rather than a total of 101,578 shares prior to the normalization. The specific allocation of the shares among the executive officers is as follows: Mr. Jensen-169,641 shares; Mr. Herbert- 51,028 shares; and Mr. DeMedio- 20,580 shares.

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

As was the case in fiscal year 2007, during the 2008 fiscal year a portion of the e-Port® units sold consisted of units pertaining to the MasterCard PayPass seeding program with reduced selling prices resulting in reduced gross profit and EBITDA. As a result, during September 2008, the Compensation Committee recommended to the board of directors that the selling price of all the e-Ports® sold during the fiscal year ended June 30, 2008 as part of the seeding program be “normalized” to the current retail price. This normalization resulted in increased gross profit and EBITDA for the e-Port® units sold in the MasterCard PayPass seeding program. The board of directors has approved the recommendation of the Compensation Committee.

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

It is difficult for management to fully predict our unit sales for e-Ports® for the 2010 fiscal year. Based upon our current estimates, management believes that it is likely that the Company would not meet the target (100%) goals established under the Plan for the 2010 fiscal year relating to gross profit and EBITDA but would meet the target (100%) goal established under the Plan for the 2010 fiscal year relating to revenue.

Other Benefits

During the 2009 fiscal year, our health care, insurance and other employee benefits are substantially the same for all our employees, including our executive officers. We do maintain an automobile allowance program for each of our executive officers as well as for Messrs. Sagady and Shirey.

Impact of Taxation and Accounting Considerations on Executive Compensation

The Compensation Committee and the Board of directors take into account tax and accounting consequences of the compensation program and weigh these factors when setting total compensation and determining the individual elements of any executive officer’s compensation package.

As a result of the normalization of the selling prices of the e-Ports® described above in September 2007, certain target hurdles were met resulting in the vesting of a total of 241,249 shares under the Plan for the 2007 fiscal year rather than a total of 101,578 shares prior to the normalization. The value of the number of the shares the executives may apply to tax withholding was in excess of the minimum statutory obligation and, as a result the Plan is classified as a liability award rather than an equity award. As such, during the first quarter of fiscal year 2008, the Company reclassified the $599,311 related to the 101,578 shares that was previously recorded in common stock to a short-term share-based payment liability. As the price of the Company’s shares was $8.45 on the date of the approval of the normalization, a charge of $1,180,220 was also recorded to compensation expense, related to the additional 139,671 additional shares, with a corresponding amount to the short-term share-based payment liability for a total share-based payment liability of $1,779,531 as of September 21, 2007. On September 28, 2007, as the Company’s share price was $8.38, the total share-based payment liability related to fiscal year 2007 was $1,769,754 ($599,311 compensation expense in fiscal year 2007 and $1,170,443 in the three months ended September 30, 2007). Of the 241,249 shares vested for fiscal year 2007, the Company issued 225,249 shares of common stock and the remaining 16,000 shares were exchanged by the executives and redeemed by the Company to settle tax withholding obligations paid by the Company totaling $134,080 in connection with the restricted stock bonuses previously awarded and issued to them under their employment agreements. As a result of the fact that a portion of the remaining 225,249 shares were subject to redemption at September 30, 2007, the Company had recorded the entire fair value of those remaining shares as a short-term share-based payment liability as of September 30, 2007 totaling $1,635,674. On December 30, 2007 the redemption provision lapsed, no further shares were redeemed and the final settlement resulted in a reduction of the short-term share-based payment liability of $1,635,674, a reduction of compensation expense of $446,452 and a credit to common stock of $1,189,222 (123,671 shares at $4.77 and 101,578 shares at $5.90), as the share price on the date of settlement was $4.77.

As a result of the normalization of the selling price of the e-Ports® described above in September 2008, there is an additional charge of $287,517, as of September 3, 2008, required to be taken by our Company in connection with the additional shares issued to our executives under the Plan. Of the total charge of $1,043,006 to be taken by the Company on account of the shares awarded in connection with the 2008 fiscal year, $755,489 is reflected in our financial statements for the 2008 fiscal year and the balance of $287,517, as of September 3, 2008, is to be reflected in our financial statements in the first quarter of the 2009 fiscal year. The Company will adjust the compensation expense related to this award for changes in the fair value of this award until final settlement occurs.

As a result of the change of the last twelve month measuring period under the Plan from the fiscal year ending June 30, 2009 to the fiscal year ending June 30, 2010, the short-term accrued share-based payment liability of $107,458 as of December 31, 2008 was reversed, with a corresponding reduction to compensation expense during the three months ended March 31, 2009.

The Plan permits the executives to satisfy any income tax withholding obligations by electing to reduce the number of shares otherwise issuable to them under the Plan. For the fiscal year 2007 award, the executives did not elect to reduce the number of shares issued under the Plan related to the income tax withholding obligations on the Plan shares, however, Mr. Jensen and Mr. Herbert did elect to exchange 16,000 shares to settle tax withholding obligations paid by the Company totaling $134,080 in connection with the restricted stock bonuses previously awarded and issued to them under their employment agreements. In connection with the fiscal year 2008 award, on December 30, 2008, the executives elected to cancel 57,118 of the 191,729 shares awarded to them to satisfy $113,093 of related income tax withholding obligations in connection with the shares.

COMPENSATION COMMITTEE REPORT

The following “Compensation Committee Report” shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The Compensation Committee reviewed the above Compensation Discussion and Analysis and discussed its contents with Company management. Based on the review and discussions, the Committee has recommended that this Compensation Discussion and Analysis be included in the Form 10-K for the fiscal year ended June 30, 2009.

Respectfully submitted:

Steven Katz, Chairman
William L. Van Alen, Jr.

Summary Compensation Table

The following table sets forth certain information with respect to compensation paid or accrued by the Company during the fiscal years ended June 30, 2009, June 30, 2008 and June 30, 2007 to each of the executive officers and employees of the Company named below:

Name and Principal Position (a)	Fiscal Year (b)	Salary ($)(3) (c)	Bonus ($)(4) (d)	Stock Awards ($)(5) (e)	Option Awards ($)(6) (f)	Non- Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($)(7) (i)	Total ($) (j)
George R. Jensen, Jr., Chief Executive Officer & Chairman of the Board	2009	$354,231	$—	$578,559	$—	$—	$—	$27,075	$959,865
	2008	$325,000	$171,000	$1,039,994	$68,851	$—	$—	$26,875	$1,631,720
	2007	$325,000	$—	$821,424	$137,750	$—	$—	$17,875	$1,302,049

Stephen P. Herbert, Chief Operating Officer & President	2009	$310,577	$—	$404,518	$—	$—	$—	$27,075	$742,170
	2008	$285,000	$61,000	$312,827	$16,524	$—	$—	$26,875	$702,226
	2007	$285,000	$—	$393,426	$33,060	$—	$—	$17,875	$729,361

David M. DeMedio, Chief Financial Officer	2009	$195,000	$—	$121,940	$—	$—	$—	$26,352	$343,292
	2008	$187,499	$18,000	$126,170	$6,425	$—	$—	$24,849	$362,943
	2007	$165,000	$—	$51,124	$26,355	$—	$—	$17,875	$260,354

Cary Sagady, Sr. VP Network Solutions (1)	2009	$187,084	$29,839	$65,003	$—	$—	$—	$18,242	$300,168
	2008	$130,800	$90,822	$—	$—	$—	$—	$9,108	$230,730
	2007	$125,400	$—	$27,675	$—	$—	$—	$7,800	$160,875

Bruce Shirey, VP ePort Connect Services (2)	2009	$180,000	$35,630	$10,917	$—	$—	$—	$80,976	$307,523
	2008	$145,385	$—	$38,112	$—	$—	$—	$45,103	$228,600

(1)	Employment as Sr. VP of Network Solutions commenced on July, 2 2008. Prior to that date, Mr. Sagady was VP of Engineering.

(2)	Employment as VP ePort Connect Services commenced on August 14, 2007.

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

(4)	Represents cash bonuses paid based upon such person’s performance during the fiscal year.

(5)
Amounts reported for fiscal year 2009 for Messrs. Jensen, Herbert and DeMedio represent amounts earned under USA Technologies, Inc. Long-term Equity Incentive Program as follows: 45,535 shares, 13,696 shares and 5,525 shares valued at $1.98 earned by Messrs. Jensen, Herbert and DeMedio, respectively, in September 2008 on account of the 2008 fiscal year and 110,000 shares, 85,000 shares and 25,000 shares valued at $4.44 earned by Messrs. Jensen, Herbert and DeMedio, respectively, related to the execution of amendments to the respective officer’s employment agreement. Fiscal year 2009 also includes 5,000 shares and 2,000 shares for Messrs. Sagady and Shirey, respectively, per the terms of their employment agreements, and 11,115 shares valued at $3.50 for Mr. Sagady issued as a bonus.

Fiscal year 2008 for Messrs. Jensen, Herbert and DeMedio represent amounts earned under USA Technologies, Inc. Long-term Equity Incentive Program as follows: 88,613 and 9,601 shares valued at $4.77 and $8.38, respectively, earned by Mr. Jensen in September 2007 on account of the 2007 fiscal year and 89,285 shares valued at $5.95 earned by Mr. Jensen on June 30, 2008 on account of the 2008 fiscal year; 23,143 and 6,399 shares valued at $4.77 and $8.38, respectively, earned by Mr. Herbert in September 2007 and 26,857 shares valued at $5.95 earned Mr. Herbert on June 30, 2008 on account of the 2008 fiscal year; and 11,915 shares valued at $4.77 earned by Mr. DeMedio in September 2007 and 10,831 shares valued at $5.95 earned by Mr. DeMedio on June 30, 2008 on account of the 2008 fiscal year. Fiscal year 2008 also includes 2,000 shares for Mr. Shirey per the terms of his employment agreement. Fiscal year 2007 includes 50,000 shares (25,000 vested on January 1, 2007 and 25,000 vested on June 1, 2007) valued at $8.00 per share and 71,428 shares valued at $5.90 per share relating to the Long-Term Equity Incentive Program for Mr. Jensen; 33,333 shares (16,666 vested on January 1, 2007 and 16,666 vested on June 1, 2007) valued at $8.00 and 21,485 shares valued at $5.90 per share relating to the Long-Term Equity Incentive Program for Mr. Herbert; 8,665 shares valued at $5.90 relating to the Long-Term Equity Incentive Program for Mr. DeMedio; 4,500 shares for Mr. Sagady as a bonus.

(6)
Amounts reported represent the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R). The amounts may include amounts from awards granted in prior years. The amounts shown exclude the impact of estimated forfeitures related to service based vesting conditions. See Note 12 to the Consolidated Financial Statements.

(7)
All other compensation for fiscal year 2009 includes the following: amounts for Messrs. Jensen and Herbert include car allowance payments of $17,875 and Company matching contributions under our 401(k) Plan of $9,200; amounts for Mr. DeMedio include car allowance payments of $17,875 and Company matching contributions under our 401(k) Plan of $8,477; amounts for Mr. Sagady include car allowance payments of $7,800 and Company matching contributions under our 401(k) Plan of $10,442; and amounts for Mr. Shirey include car allowance payments of $15,000 and relocation payments of $65,976. Amounts reported for fiscal years 2007 and 2008, represents cash payments for car allowances.

Grants Of Plan-Based Awards Table

The table below summarizes the amounts of awards granted to our named executive officers during the fiscal year ended June 30, 2009:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Secur- ities Under- lying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option(1)
Name (a)	Grant Date (b)	Thresh old ($)(c)	Target ($)(d)	Maximum ($)(e)	Thresh old (#)(f)	Target (#)(g)	Maximum (#)(h)	Units (#)(i)	Options (#)(j)	Awards ($)(k)	Awards ($)(l)
George R. Jensen, Jr.	9/3/2008	—	—	—	—	—	—	110,000	—	—	$488,400
Stephen P. Herbert	9/3/2008	—	—	—	—	—	—	85,000	—	—	$377,400
David M. DeMedio	9/3/2008	—	—	—	—	—	—	25,000	—	—	$111,000
Cary Sagady	7/2/2008	—	—	—	—	—	—	5,000	—	—	$26,100
	4/30/2009	—	—	—	—	—	—	5,000	—	—	$14,750

(1)	Amount represents the grant date fair value determined in accordance with FAS 123(R).

Total Option Exercises And Stock Vested

 The following table sets forth information regarding options exercised and shares of common stock acquired upon vesting by our named executive officers and one employee during fiscal 2009:

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($)(1) (e)
George R. Jensen, Jr.(2)	—	$—	155,535	$451,939
Stephen P. Herbert(3)	—	$—	98,696	$307,078
David M. DeMedio(4)	—	$—	30,525	$93,100
Cary Sagady(5)	—	$—	5,000	$13,938
Bruce Shirey(6)	—	$—	2,000	$8,900

(1)
For awards classified as equity, the value equals number of shares multiplied by the market value on the vesting date. For awards classified as liabilities, the value equals the number of shares multiplied by the market value on the settlement date.

(2)
Represents 45,535 shares valued at $1.98 that vested on September 3, 2008; 36,000 shares valued at $4.15 that vested on September 22, 2008; 37,000 shares valued at $2.70 that vested on January 15, 2009; and 37,000 shares valued at $3.04 that vested on June 30, 2009.

(3)
Represents 13,696 shares valued at $1.98 that vested on September 3, 2008; 28,000 shares valued at $4.15 that vested on September 22, 2008; 28,000 shares valued at $2.70 that vested on January 15, 2009; and 29,000 shares valued at $3.04 that vested on June 30, 2009.

(4)
Represents 5,525 shares valued at $1.98 that vested on September 3, 2008; 8,000 shares valued at $4.15 that vested on September 22, 2008; 8,000 shares valued at $2.70 that vested on January 15, 2009; and 9,000 shares valued at $3.04 that vested on June 30, 2009.

(5)
Represents 1,250 shares valued at $4.14 that vested on September 30, 2008; 1,250 shares valued at $2.11 that vested on December 31, 2008; 1,250 shares valued at $1.86 that vested on March 31, 2009; and 1,250 shares valued at $3.04 that vested on June 30, 2009.

(6)	Represents 2,000 shares valued at $4.45 that vested on September 1, 2008.

Outstanding Equity Awards At Fiscal Year-End

The following table shows information regarding unexercised stock options and unvested equity awards granted to the executive officers as of the fiscal year ended June 30, 2009:

Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options(#) Exercisable (b)	Number of Securities Underlying Unexer- cised Options(#) Unexercis- able (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#) (d)	Option Exercise Price($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested(#) (g)	Market Value of Shares or Units of Stock That Have Not Vested($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($) (j)
George R. Jensen, Jr., Chief Executive Officer & Chairman of the Board (1)	—	—	—	—	—	—	—	318,570	$968,453
	25,000	—	—	$7.50	05/10/2011	—	—	—	—
	25,000	—	—	$7.50	06/28/2012	—	—	—	—
	25,000	—	—	$7.50	06/29/2013	—	—	—	—

Stephen P. Herbert, Chief Operating Officer & President (1)	—	—	—	—	—	—	—	53,713	$163,288
	6,000	—	—	$7.50	05/10/2011	—	—	—	—
	6,000	—	—	$7.50	06/28/2012	—	—	—	—
	6,000	—	—	$7.50	06/29/2013	—	—	—	—

David M. DeMedio, Chief Financial Officer (1)	—	—	—	—	—	—	—	21,663	$65,856
	2,334	—	—	$7.50	05/10/2011	—	—	—	—
	2,333	—	—	$7.50	06/28/2012	—	—	—	—
	2,333	—	—	$7.50	06/29/2013	—	—	—	—

Cary Sagady, Sr. VP Network Solutions (1)	—	—	—	—	—	—	—	5,000	$15,200

Bruce Shirey, VP ePort Connect Services (1)	—	—	—	—	—	—	—	2,000	$6,080

(1)
Reflects 178,570 shares issuable to Mr. Jensen under the Long Term Equity Incentive Program on account of fiscal year 2010 assuming the target performance goals are attained, and 140,000 shares issuable to Mr. Jensen under his employment agreement upon the occurrence of a USA Transaction. Reflects 53,713 shares issuable to Mr. Herbert and 21,663 shares issuable to Mr. DeMedio on account of fiscal year 2010 under the Long Term Equity Incentive Program assuming the target performance goals are attained. The options expiring on May 10, 2011, June 28, 2012, and June 29, 2013 vested on May 11, 2006, June 30, 2007 and June 29, 2008, respectively. Reflects shares issuable under Messrs. Sagady and Shirey’s employment agreements that have not vested as of June 30, 2009.

Executive Employment Agreements

George R. Jensen, Jr.

On May 11, 2006, the Company and Mr. Jensen entered into an Amended and Restated Employment Agreement pursuant to which the term of Mr. Jensen’s employment with the Company was extended to June 30, 2009. Effective May 11, 2006, Mr. Jensen’s base salary was increased to $325,000 per annum. The Agreement requires Mr. Jensen to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the Agreement and for a period of one year thereafter. Mr. Jensen was granted the right (exercisable at any time prior to the 60th day following the commencement of each fiscal year) to elect to have one-half of his base salary for each of the fiscal years ending June 30, 2007, June 30, 2008, and June 30, 2009 paid in shares of common stock rather than cash. Mr. Jensen has elected to receive shares in lieu of cash for one-half of his base salary for the fiscal year ending June 30, 2007. As a result of such election, 22,080 shares will be issued to him, which will vest as follows: 5,520 on July 1, 2006; 5,520 on October 1, 2006; 5,520 on January 1, 2007; and 5,520 on April 1, 2007. Mr. Jensen was also granted 75,000 shares of common stock and an additional amount of options to purchase up to 75,000 shares of common stock at $7.50 per share. The 75,000 shares of common stock vest as follows: 25,000 on June 1, 2006; 25,000 on January 1, 2007; and 25,000 on June 1, 2007. The options vest as follows: 25,000 on May 11, 2006; 25,000 on June 30, 2007; and 25,000 on June 30, 2008. The options may be exercised at any time within 5 years of vesting. In October 2006, the Company granted to Mr. Jensen piggyback registration rights under the 1933 Act for the shares described above for a period of five years following the vesting of any such shares and the shares underlying any of the options described above for a period of five years following the vesting of any such options.

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

On September 24, 2009, Mr. Jensen and the Company entered into an Amended and Restated Employment Agreement which replaced his prior employment agreement. The Agreement extended the term of Mr. Jensen’s employment with the Company from June 30, 2011 until September 30, 2012 and will automatically continue from year to year thereafter unless terminated as of the end of the original term or any such one year renewal period by the Company or Mr. Jensen by at least 90-days notice. The period during which Mr. Jensen has agreed not to compete with the Company following his termination of employment has been increased from one year to two years. Mr. Jensen was granted 30,000 shares of common stock under the 2008 Stock Incentive Plan which vest as follows: 10,000 on October 1, 2009; 10,000 on April 1, 2010; and 10,000 on September 30, 2010. The Company has agreed to obtain and pay the premiums for a term life insurance policy in the amount of $2,000,000 on the life of Mr. Jensen while he is employed by the Company. Mr. Jensen has the right to designate the beneficiary of the policy. The Company has agreed to obtain and pay the premiums for a supplemental long term disability policy covering Mr. Jensen over and above the existing long-term group disability plan of the Company. If he shall become disabled while employed by the Company, the policy would provide for monthly disability coverage of up to 65% of his monthly base compensation payable to age 65 or death. If the policy would not provide at least 65% of his monthly base salary, then the Company has agreed to make monthly payments to Mr. Jensen in an amount equal to the difference between the monthly benefit provided under such policy and 65% of Mr. Jensen's monthly base salary; provided, however, that the Company's total obligation shall not exceed $110,000. Mr. Jensen’s base salary was not changed from the prior employment agreement.

The September 24, 2009 Agreement also provides that if Mr. Jensen would terminate his employment with the Company for good reason (as defined in the Agreement), or if the Company would terminate his employment without cause (as defined in the Agreement), then the Company would continue to pay to him his then annual base salary for a period of two years following the termination of his employment (or, if greater, the remaining term of his employment). In addition, upon any such termination of Mr. Jensen’s employment, the Company has agreed, at its cost, to continue to provide Mr. Jensen with health insurance benefits for a period of 2 years substantially similar to those which he had been receiving immediately prior to the date of termination. The term good reason as defined in the Agreement, includes: (A) a material breach of the terms of the Agreement by the Company; (B) the assignment by the Company to Mr. Jensen of duties materially inconsistent with his authorities, duties, responsibilities, and status as the Chief Executive Officer of the Company, or a material reduction or alteration in the nature or status of his authority, duties, or responsibilities;  (C) the Company materially reduces Mr. Jensen’s rate of annual base salary below the level in effect immediately before such reduction; or (D) a material reduction by the Company in the kind or level of employee benefits to which Mr. Jensen is entitled immediately prior to such reduction with the result that his overall benefit package is significantly reduced unless such failure to continue a plan, policy, practice or arrangement pertains to all plan participants generally. As a condition to Mr. Jensen receiving any payments or benefits upon his termination of his employment for good reason, Mr. Jensen shall have executed and delivered (and not revoked) a release of any and all claims, suits, or causes of action against the Company and its affiliates in form reasonably acceptable to the Company.

The September 24, 2009 Agreement also provides that as a condition of the consummation of a USA Transaction (as defined in the Agreement), the successor to the Company's business or assets would agree to assume and perform Mr. Jensen's employment agreement. If any such successor would not do so, Mr. Jensen's employment would terminate on the date of the consummation of the USA Transaction, and the Company would continue to pay to Mr. Jensen his then annual base salary for a period of two years following the termination of his employment (or, if greater, the remaining term of his employment) and, at its cost, for a period of two years would continue to provide Mr. Jensen with health insurance benefits substantially similar to those which he is receiving immediately prior to the date of termination.

As provided in his prior employment agreement, upon the occurrence of a USA Transaction, the Company will issue to Mr. Jensen 140,000 shares of common stock subject to adjustment for stock splits or combinations (“Jensen Shares”). Mr. Jensen is not required to pay any additional consideration for the Jensen Shares. At the time of any USA Transaction, all of the Jensen Shares are automatically deemed to be issued and outstanding immediately prior to any USA Transaction, and are entitled to be treated as any other issued and outstanding shares of common stock in connection with such USA Transaction. The Jensen Shares are irrevocable and fully vested, have no expiration date, and will not be affected by the termination of Mr. Jensen’s employment with the Company for any reason whatsoever.

The term USA Transaction is defined as (i) the acquisition of fifty-one percent or more of the then outstanding voting securities entitled to vote generally in the election of Directors of the Company by any person, entity or group, or (ii) the approval by the shareholders of the Company of a reorganization, merger, consolidation, liquidation, or dissolution of the Company, or the sale, transfer, lease or other disposition of all or substantially all of the assets of the Company, or (iii) a change in the composition of the Board of Directors of the Company over a period of twelve (12) months or less such that the continuing directors fail to constitute a majority of the Board.

Stephen P. Herbert

On May 11, 2006, the Company and Mr. Herbert entered into an Amended and Restated Employment Agreement pursuant to which the term of Mr. Herbert’s employment with the Company was extended to June 30, 2009. Effective May 11, 2006, Mr. Herbert’s base salary was increased to $285,000 per annum. The Agreement requires Mr. Herbert to devote his full time and attention to the business and affairs of the Company and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter. In the event that a USA Transaction (as defined in Mr. Jensen’s employment agreement) shall occur, then Mr. Herbert has the right to terminate his agreement upon 30 days notice to USA.  Mr. Herbert was granted 50,000 shares of common stock and an additional amount of options to purchase up to 18,000 shares of common stock at $7.50 per share. The 50,000 shares of common stock vest as follows:  16,667 on June 1, 2006; 16,667 on January 1, 2007; and 16,666 on June 1, 2007. The options vest as follows:  6,000 on May 11, 2006; 6,000 on June 30, 2007; and 6,000 on June 30, 2008. The options may be exercised at any time within 5 years of vesting. In October 2006, the Company granted to Mr. Herbert piggyback registration rights under the 1933 Act for the shares described above for a period of five years following the vesting of any such shares and the shares underlying any of the options described above for a period of five years following the vesting of any such options.

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

On September 24, 2009, Mr. Herbert and the Company entered into an Amended and Restated Employment Agreement which replaced his prior employment agreement. The Agreement extended the term of Mr. Herbert’s employment with the Company from June 30, 2011 until September 30, 2012 and will automatically continue from year to year thereafter unless terminated as of the end of the original term or any such one year renewal period by the Company or Mr. Herbert by at least 90-days notice. The period during which Mr. Herbert has agreed not to compete with the Company following his termination of employment has been increased from one year to two years. Mr. Herbert was granted 9,000 shares of common stock under the 2008 Stock Incentive Plan which vest as follows: 3,000 on October 1, 2009; 3,000 on April 1, 2010; and 3,000 on September 30, 2010. The Company has agreed to obtain and pay the premiums for a term life insurance policy in the amount of $1,500,000 on the life of Mr. Herbert while he is employed by the Company. Mr. Herbert has the right to designate the beneficiary of the policy. The Company has agreed to obtain and pay the premiums for a supplemental long term disability policy covering Mr. Herbert over and above the existing long-term group disability plan of the Company. If he shall become disabled while employed by the Company, the policy would provide for monthly disability coverage of up to 65% of his monthly base compensation payable to age 65 or death. Mr. Herbert’s base salary was not changed from the prior employment agreement.

The September 24, 2009 Agreement also provides that if Mr. Herbert would terminate his employment with the Company for good reason (as defined in the Agreement), or if the Company would terminate his employment without cause (as defined in the Agreement), then the Company would continue to pay to him his then annual base salary for a period of two years following the termination of his employment (or, if greater, the remaining term of his employment). In addition, upon any such termination of Mr. Herbert’s employment, the Company has agreed, at its cost, to continue to provide Mr. Herbert with health insurance benefits for a period of 2 years substantially similar to those which he had been receiving immediately prior to the date of termination. The term good reason as defined in the Agreement, includes: (A) a material breach of the terms of the Agreement by the Company; (B) the assignment by the Company to Mr. Herbert of duties materially inconsistent with his authorities, duties, or responsibilities, or a material reduction or alteration in the nature or status of his authority, duties, or responsibilities; (C) the Company materially reduces Mr. Herbert’s rate of annual base salary below the level in effect immediately before such reduction; or  (D) a material reduction by the Company in the kind or level of employee benefits to which Mr. Herbert is entitled immediately prior to such reduction with the result that his overall benefit package is significantly reduced unless such failure to continue a plan, policy, practice or arrangement pertains to all plan participants generally. As a condition to Mr. Herbert receiving any payments or benefits upon his termination of his employment for good reason, Mr. Herbert shall have executed and delivered (and not revoked) a release of any and all claims, suits, or causes of action against the Company and its affiliates in form reasonably acceptable to the Company.

The September 24, 2009 Agreement also provides that as a condition of the consummation of a USA Transaction (as defined in the Agreement), the successor to the Company's business or assets would agree to assume and perform Mr. Herbert's employment agreement. If any such successor would not do so, Mr. Herbert's employment would terminate on the date of consummation of the USA Transaction, and the Company would continue to pay to Mr. Herbert  his then base salary for a period of two years following the termination of his employment (or, if greater, the remaining term of his employment), and, at its cost, for a period of two years would continue to provide Mr. Herbert with health insurance benefits substantially similar to those which he is receiving immediately prior to the date of termination. The provision of Mr. Herbert’s prior employment agreement that granted him the right to terminate his employment with the Company in the event of a USA Transaction has been revoked.

David M. DeMedio

On May 11, 2006, the Company and Mr. DeMedio entered into an amendment to his Employment Agreement pursuant to which the term of Mr. DeMedio’s employment with the Company was extended to June 30, 2008. Effective May 11, 2006, Mr. DeMedio’s base salary was increased to $165,000 per annum and effective October 1, 2007, his base salary was increased to $195,000 per annum.  Mr. DeMedio was granted options to purchase up to 7,000 shares of common stock at $7.50 per share. The options vest as follows:  2,334 on May 11, 2006; 2,333 on June 30, 2007; and 2,333 on June 30, 2008. The options may be exercised at any time within 5 years of vesting. In October 2006, the Company granted to Mr. DeMedio piggyback registration rights under the 1933 Act for the shares underlying any of the options described above for a period of five years following the vesting of any such options. In the event that a USA Transaction (as defined in Mr. Jensen’s employment agreement) shall occur, then Mr. DeMedio has the right to terminate his agreement upon 30 days notice to the Company.

During September 2008, Mr. DeMedio and the Company entered into an amendment to his employment agreement pursuant to which he was granted 25,000 shares of common stock under the 2008 Stock Incentive Plan which vest as follows: 8,000 on September 15, 2008; 8,000 on January 15, 2009; and 9,000 on June 30, 2009.

On September 24, 2009, the Company agreed to obtain and pay the premiums for a term life insurance policy in the amount of $750,000 on the life of Mr. DeMedio while he is employed by the Company. Mr. DeMedio has the right to designate the beneficiary of the policy. The Company has agreed to obtain and pay the premiums for a supplemental long term disability policy covering Mr. DeMedio over and above the existing long-term group disability plan of the Company. If he shall become disabled while employed by the Company, the policy would provide for monthly disability coverage of up to 65% of his monthly base compensation payable to age 65 or death.  If Mr. DeMedio’s employment with the Company would be terminated without cause, the Company has agreed, at its cost, to continue to provide Mr. DeMedio with health insurance benefits substantially similar to those which he is receiving immediately prior to the date of termination for a one year period following such termination.

Potential Payments Upon Termination Or Change Of Control

As described above and herein, each of the employment agreements of our executive officers include provisions for the payment and/or the provision of benefits to the executives upon termination of employment under certain conditions or a USA Transaction.

The term USA Transaction means: (i) the acquisition of fifty-one percent or more of the then outstanding voting securities entitled to vote generally in the election of Directors of the Company by any person, entity or group, or (ii) the approval by the shareholders of the Company of a reorganization, merger, consolidation, liquidation, or dissolution of the Company, or the sale, transfer, lease or other disposition of all or substantially all of the assets of the Company, or (iii) a change in the composition of the Board of Directors of the Company over a period of twelve (12) months or less such that the continuing directors fail to constitute a majority of the Board.

Each of the executive officer’s employment agreements provides that upon the occurrence of a USA Transaction, each such executive officer shall be awarded a specified number of shares under the Long Term Equity Incentive Program for each of the fiscal years that has not been completed as of the date of such USA Transaction provided that each such executive officer is an employee of the Company on the date of the USA Transaction. In addition, each executive officer’s employment agreement provides that upon the executive officer’s termination of employment for any reason other than for cause, including death, disability, or voluntary resignation, the executive officer will be eligible to earn shares under the Plan for the fiscal year during which such termination occurred, but will not be eligible to earn shares for any fiscal year following the fiscal year during which the termination occurred.

The following table describes the stock awards issuable by us to each of our executive officers upon the occurrence of a USA Transaction assuming that such USA Transaction occurred on June 30, 2009, when the closing price per share of the Company’s common stock was $3.04:
Name	Upon Occurrence Of USA Transaction
George R. Jensen, Jr.	$968,453	(1)
Stephen P. Herbert	$163,291	(2)
David M. DeMedio	$65,859	(3)

(1)
Represents (i) 178,570 shares issuable to Mr. Jensen for the fiscal year ending June 30, 2010 pursuant to the Long-Term Equity Incentive Program; and (ii) 140,000 shares issuable to Mr. Jensen upon the occurrence of a USA Transaction.

(2)	Represents 53,714 shares issuable to Mr. Herbert for the fiscal year ending June 30, 2010 pursuant to the Company’s Long-Term Equity Incentive Program.

(3)	Represents 21,664 shares issuable to Mr. DeMedio for the fiscal year ending June 30, 2010 pursuant to the Company’s Long-Term Equity Incentive Program.

As described above under “Executive Employment Agreements”, the September 24, 2009 employment agreement between the Company and Mr. Jensen provides that the Company is required to provide Mr. Jensen with certain payments and benefits upon the termination by the Company of his employment without cause or upon the termination by Mr. Jensen of his employment for good reason or upon termination of his employment if a successor to the Company's business or assets does not agree to assume and perform his employment agreement as a condition to the consummation of a USA Transaction. Assuming that any such termination occurred on June 30, 2009, and these provisions had been in effect on such date, and assuming there would be less than two years remaining in his term of employment, Mr. Jensen would  receive an aggregate cash payment of twice his annual base salary or $730,000, and the Company would pay health insurance premiums for a two year period following termination in the aggregate amount of $28,296. The aforesaid premium amount is based on an estimated monthly premium of $1,179 .

As described above under “Executive Employment Agreements”, the September 24, 2009 employment agreement between the Company and Mr. Herbert provides that the Company is required to provide Mr. Herbert with certain payments and benefits upon the termination by the Company of his employment without cause or upon the termination by Mr. Herbert of his employment for good reason or upon termination of his employment if a successor to the Company's business or assets does not agree to assume and perform his employment agreement as a condition to the consummation of a USA Transaction. Assuming that any such termination occurred on June 30, 2009, and these provisions had been in effect on such date, and assuming there would be less than two years remaining in his term of employment, Mr. Herbert would  receive an aggregate cash payment of twice his annual base salary or $640,000, and the Company would pay health insurance premiums for a two year period following termination in the aggregate amount of $54,744. The aforesaid premium amount is based on an estimated monthly premium of $2,281.

As described above under “Executive Employment Agreements”, if Mr. DeMedio’s employment with the Company would be terminated by the Company without cause, the Company would pay health insurance premiums for a one year period following termination in the aggregate amount of $14,148. The aforesaid premium amount is based on an estimated monthly premium of $1,179.

The August 2007 employment agreement of Bruce Shirey provides that upon the termination or expiration of his employment with the Company for any reason whatsoever (other than his voluntary resignation), he is entitled to receive a severance payment equal to one times his then annual base salary payable in twelve equal monthly installments. Assuming that Mr. Shirey’s employment with the Company had so terminated as of June 30, 2009, the Company would be obligated to pay him an aggregate of $180,000.

Compensation Committee Interlocks And Insider Participation

During the fiscal year 2009, Steven Katz and William Van Alen, Jr., served as members of the Compensation Committee of our board of directors. No member of the Compensation Committee was an employee or former employee of our company or any of our subsidiaries, or had any relationship with us requiring disclosure herein.

From October 2007 and through September 2008, our Chief Financial Officer, David M. DeMedio, was a Director and a member of the Compensation Committee of the board of directors of GammaCan International, Inc., a Delaware corporation whose shares were traded on the OTC Bulletin Board. Steven Katz, a Director and a member of our Compensation Committee, was also the Chairman of the Board and President of GammaCan International, Inc. during such period of time. Except as set forth in the prior sentence, during the last fiscal year, none of our executive officers served as: (i) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee; (ii) a director of another entity, one of whose executive officers served on our Compensation Committee; or (iii) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director on our board of directors.

Compensation Of Directors

Members of the board of directors receive cash and equity compensation for serving on the board of directors, as determined from time to time by the Compensation Committee with subsequent approval thereof by the board of directors.
Director Compensation Table

The table below summarizes the compensation paid by the Company to non-employee Directors during the fiscal year ended June 30, 2009.

Name (a)	Fees Earned or Paid in Cash($) (b)	Stock Awards($) (c)	Option Awards($) (d)	Non-Equity Incentive Compensation Plan($) (e)	Change in Pension Value and Nonqual- ified Deferred Compen- sation Earnings($) (f)	All Other Compen- sation ($) (g)	Total($) (h)
Joel Brooks	$30,000	$—	$—	$—	$—	$—	$30,000
Steven Katz	$30,000	$—	$—	$—	$—	$—	$30,000
Douglas M. Lurio	$20,000	$—	$—	$—	$—	$—	$20,000
Stephen W. McHugh	$30,000	$—	$—	$—	$—	$—	$30,000
William L. Van Alen, Jr.	$40,000	$—	$—	$—	$—	$—	$40,000

During fiscal year 2009, we paid each of Messrs. Brooks, Van Alen, Katz, McHugh and Lurio $20,000 for serving as a Director during the fiscal year. The Company paid Mr. McHugh, Mr. Brooks and Mr. Van Alen $10,000 for serving on the Audit Committee during the fiscal year. The Company paid Mr. Katz and Mr. Van Alen $10,000 for serving on the Compensation Committee.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Common Stock

The following table sets forth, as of June 30, 2009, the beneficial ownership of the common stock of each of the Company’s directors and executive officers, the other employees named in the summary compensation table set forth above, as well as by the Company’s directors and executive officers as a group. Except as set forth below, the Company is not aware of any beneficial owner of more than five percent of the common stock. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable:

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned(2)	Percent of Class
George R. Jensen, Jr. 100 Deerfield Lane, Suite 140 Malvern, Pennsylvania 19355	194,031 shares(3)	1.25%
Stephen P. Herbert 100 Deerfield Lane, Suite 140 Malvern, Pennsylvania 19355	163,872 shares(4)	1.06%
David M. DeMedio 100 Deerfield Lane, Suite 140 Malvern, Pennsylvania 19355	65,625 shares(5)	*
Douglas M. Lurio 2005 Market Street, Suite 2340 Philadelphia, Pennsylvania 19103	19,030 shares(6)	*
Steven Katz 440 South Main Street Milltown, New Jersey 08850	18,350 shares(7)	*
William L. Van Alen, Jr. P.O. Box 727 Edgemont, Pennsylvania 19028	53,773 shares(8)	*
Stephen W. McHugh 100 Deerfield Lane, Suite 140 Malvern, Pennsylvania 19355	6,000 shares(9)	*
Joel Brooks 303 George Street Suite 140 New Brunswick, New Jersey 08901	0 shares	*
Cary Sagady 100 Deerfield Lane, Suite 140 Malvern, Pennsylvania 19355	3,550 shares	*
Bruce Shirey 100 Deerfield Lane, Suite 140 Malvern, Pennsylvania 19355	2,000 shares	*
S.A.C. Capital Associates, LLC 72 Cummings Point Road Stamford, Connecticut 06902	1,950,426 shares(10)	12.64%
Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109	2,068,400 shares(11)	13.41%
All Directors and Executive Officers As a Group (8 persons)	520,681 shares	3.37%

*	Less than one percent (1%)

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities. Shares of common stock issuable upon conversion of the preferred stock, or shares of common stock issuable upon exercise of warrants and options currently exercisable, or exercisable within 60 days of June 30, 2009, are deemed to be beneficially owned for purposes hereof.

(2)	The percentage of common stock beneficially owned is based on 15,423,022 shares outstanding as of June 30, 2009.

(3)
Includes 2,000 shares of common stock beneficially owned by his spouse, 35,429 shares owned by George R. Jensen, Jr. Grantor Retained Unitrust dated July 14, 2003 over which Mr. Jensen retains beneficial ownership. Includes 75,000 shares underlying vested stock options, and 800 shares underlying preferred stock. Does not include the right granted to Mr. Jensen under his Employment Agreement to receive common stock upon the occurrence of a USA Transaction nor any shares issuable to the executive officers under the Long Term Equity Incentive Program on account of the 2010 fiscal year. See “Executive Employment Agreements”.

(4)
Includes 28,010 shares of common stock beneficially owned by his child and 27,440 shares of common stock beneficially owned by his spouse. Includes 18,000 shares underlying vested stock options. Does not include any shares issuable to Mr. Herbert under the Long Term Equity Incentive Program on account of the 2010 fiscal year.

(5)	Includes 7,000 shares underlying vested stock options. Does not include any shares issuable to Mr. DeMedio under the Long-Term Equity Incentive Program on account of the 2010 fiscal year.

(6)	Includes 12,000 shares underlying vested stock options.

(7)	Includes 12,000 shares underlying vested stock options.

(8)	Includes 5,333 shares issuable upon the exercise of warrants and 100 shares of common stock beneficially owned by his spouse. Includes 12,000 shares underlying vested stock options.

(9)	Includes 6,000 shares underlying vested stock options.

(10)
Based upon a 13G/A filed with the Securities and Exchange Commission on January 8, 2009, S.A.C. Capital Advisors, L.P., S.A.C. Capital Advisors, Inc., S.A.C. Capital Associates, LLC, and Steven A. Cohen, each have shared voting and investment power with respect to such shares. The address of S.A.C. Capital Advisors, L.P., S.A.C. Capital Advisors, Inc. and Mr. Cohen is as indicated in the table. The address of S.A.C. Capital Associates, LLC is P.O. Box 58, Victoria House, The Valley, Anguilla, British West Indies. Each of S.A.C. Capital Advisors, L.P., S.A.C. Capital Advisors, Inc. and Mr. Cohen disclaim beneficial ownership of these shares.

(11)
Based upon a Schedule 13G/A filed with the Securities and Exchange Commission on February 17, 2009, reflecting the beneficial ownership of our common stock by Wellington Management Company, LLP, which has shared voting authority over 1,214, 4000 shares and shared dispositive power over 2,068,400 shares.

Preferred Stock

Other than the 80,000 shares of preferred stock owned by Mr. Jensen, there were no shares of preferred stock that were beneficially owned as of June 30, 2009 by the Company’s directors, executive officers, or the other employees named in the Summary Compensation Table set forth above.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the years ended June 30, 2009 and 2008, the Company incurred approximately $438,000 and $317,000, respectively, in connection with legal services provided by Lurio & Associates, P.C. Douglas Lurio is the President and owner of Lurio & Associates, P.C. and is a member of the Company’s board of directors. At June 30, 2009 and 2008, approximately $30,000 and $27,000, respectively, of the Company’s accrued expenses were due to this Board member.

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

The Compensation Committee of the Board of Directors presently consists of Mr. Katz (Chairman) and Mr. Van Alen. The Board of Directors has determined that each of the current members of the Compensation Committee is independent in accordance with the applicable listing standards of The Nasdaq Stock Market, Inc. In making such determination, the Board took into consideration the payment by the Company of approximately $20,000 to Mr. Katz in connection with consulting services provided by Mr. Katz during the year ended June 30, 2008; and that no consulting services were provided by Mr. Katz during the year ended June 30, 2009. The Committee reviews and recommends compensation and compensation changes for the executive officers of the Company and administers the Company’s stock option and restricted stock grant plans. The Compensation Committee operates pursuant to a charter that was adopted by the Board in September 2007, and which was an appendix to our Proxy Statement for our February 28, 2008 Annual Shareholders’ Meeting.

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

During the fiscal year ended June 30, 2009 and 2008, fees in connection with services rendered by McGladrey & Pullen, LLP were as set forth below:

	Fiscal 2009	Fiscal 2008
Audit Fees	$360,000	$300,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$360,000	$300,000

During the fiscal year ended June 30, 2008, fees in connection with services rendered by Goldstein Golub Kessler LLP were as set forth below:

Fiscal 2008
Audit Fees	$60,000
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
TOTAL	$60,000

Audit fees consisted of fees for the audit of our annual financial statements and review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with and reviews of Company documents filed with the Securities and Exchange Commission.

AUDIT COMMITTEE PRE-APPROVAL POLICY

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm on a case-by-case basis.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description

2.1	Asset Purchase Agreement dated July 11, 2003 by and between USA and Bayview Technology Group LLC (Incorporated by reference to Exhibit 2.1 to Form 8-K filed July 14, 2003).

3.1	Amended and Restated Articles of Incorporation of USA filed January 26, 2004 (Incorporated by reference to Exhibit 3.1.19 to Form 10-QSB filed on February 12, 2004).

3.1.1	First Amendment to Amended and Restated Articles of Incorporation of USA filed on March 17, 2005 (Incorporated by reference to Exhibit 3.1.1 to Form S-1 Registration Statement No. 333-124078).

3.1.2	Second Amendment to Amended and Restated Articles of Incorporation of USA filed on December 13, 2005 (Incorporated by reference to Exhibit 3.1.2 to Form S-1 Registration Statement No. 333-130992).

3.1.3	Third Amendment to Amended and Restated Articles of Incorporation of USA filed on July 25, 2007. (Incorporated by reference to Exhibit 3.1.3 to Form 10-K filed September 23, 2008).

3.1.4	Fourth Amendment to Amended and Restated Articles of Incorporation of USA filed on March 6, 2008. (Incorporated by reference to Exhibit 3.1.4 to Form 10-K filed September 23, 2008).

3.2	By-Laws of USA (Incorporated by reference to Exhibit 3.2 to Form SB-2 Registration Statement No. 33-70992).

4.1	2006-B Common Stock Purchase Agreement between the Company and Steve Illes dated September 25, 2006 (Incorporated by reference to Exhibit 4.14 to Form 10-K filed September 28, 2006).

4.2	Common Stock Purchase Agreement between the Company and Cortina Asset Management LLC dated December 15, 2006 (Incorporated by reference to Exhibit 4.17 to Form S-1 filed on January 9, 2007).

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

10.6	Employment and Non-Competition Agreement between USA and David M. DeMedio dated April 12, 2005 (Incorporated by reference to Exhibit 10.22 to Form S-1 Registration Statement No. 333-124078).

10.7	First Amendment to Employment and Non-Competition Agreement between USA and David M. DeMedio dated May 11,2006 (Incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 15, 2006).

10.8	Option Certificate (No. 200) dated April 12, 2005 in favor of David M. DeMedio (Incorporated by reference to Exhibit 10.23 to Form S-1 Registration Statement No. 333-124078).

10.9	Agreement dated December 28, 2004 between USA Technologies and PepsiCo, Inc. (Incorporated by reference to Exhibit 10.01 of Form 8-K filed July 27, 2005).

10.10	Option Certificate (No. 201) dated May 11, 2006 in favor of George R. Jensen, Jr. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.11	Option Certificate (No. 202) dated May 11, 2006 in favor of Stephen P. Herbert. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.12	Option Certificate (No. 203) dated May 11, 2006 in favor of David M. DeMedio. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.13	Option Certificate (No. 204) dated April 21, 2006 in favor of William W. Sellers. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.14	Option Certificate (No. 205) dated April 21, 2006 in favor of William L. Van Alen, Jr. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.15	Option Certificate (No. 206) dated April 21, 2006 in favor of Steven Katz. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.16	Option Certificate (No. 207) dated April 21, 2006 in favor of Douglas M. Lurio. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.17	Option Certificate (No. 208) dated April 21, 2006 in favor of Albert Passner. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.18	Option Certificate (No. 209) dated July 20, 2006 in favor of Stephen W. McHugh. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.19	USA Technologies, Inc. 2008 Stock Compensation Plan (Incorporated by reference to Exhibit 10.1 to Form S-8 filed September 24, 2008).

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

10.27
Second Amendment to Amended and Restated Employment and Non-Competition Agreement between the Company and George R. Jensen, Jr. dated September 22, 2008. (Incorporated by reference to Exhibit 10.27 to Form 10-K filed September 24, 2008).

10.28
Second Amendment to Amended and Restated Employment and Non-Competition Agreement between the Company and Stephen P. Herbert dated September 22, 2008. (Incorporated by reference to Exhibit 10.28 to Form 10-K filed September 24, 2008).

10.29
Third Amendment to Employment and Non-Competition Agreement between the Company and David M. DeMedio dated September 22, 2008. (Incorporated by reference to Exhibit 10.29 to Form 10-K filed September 24, 2008).

**10.30	Amended and Restated Employment and Non-Competition Agreement between the Company and George R. Jensen, Jr., dated September 24, 2009.

**10.31	Amended and Restated Employment and Non-Competition Agreement between the Company and Stephen P. Herbert dated September 24, 2009.

**10.32	Letter from the Company to David M. DeMedio dated September 24, 2009.

14.1	Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to Form 8-K filed on April 17, 2006).

**23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm.

**23.2	Consent of Goldstein Golub Kessler LLP, Independent Registered Public Accounting Firm.

**31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

**31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

**32	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** Filed herewith

Item 15(a).

SCHEDULE II

USA TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2009, 2008 AND 2007

ACCOUNTS RECEIVABLE	Balance at beginning of period	Additions charged to earnings	Deductions uncollectible receivables written off, net of recoveries	Balance at end of period
June 30, 2009	$215,000	(17,000)	156,000	$42,000
June 30, 2008	$142,000	138,000	65,000	$215,000
June 30, 2007	$229,000	9,000	96,000	$142,000

INVENTORY	Balance at beginning of period	Additions charged to earnings	Deductions Shrinkage and obsolescence	Balance at end of period
June 30, 2009	$418,000	390,000	212,000	$596,000
June 30, 2008	$317,000	253,000	152,000	$418,000
June 30, 2007	$259,000	141,000	83,000	$317,000

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

SIGNATURES	TITLE	DATE

/s/ George R. Jensen, Jr.	Chairman of the Board of Directors	September 25, 2009
George R. Jensen, Jr.	and Chief Executive Officer
(Principal Executive Officer)

/s/ David M. DeMedio	Chief Financial Officer (Principal	September 25, 2009
David M. DeMedio	Accounting Officer)

/s/ Stephen P. Herbert	Chief Operating Officer, President	September 25, 2009
Stephen P. Herbert	and Director

/s/ William L. Van Alen, Jr.	Director	September 25, 2009
William L. Van Alen, Jr.

/s/ Douglas M. Lurio	Director	September 25, 2009
Douglas M. Lurio

/s/ Steven Katz	Director	September 25, 2009
Steven Katz

/s/ Stephen W. McHugh	Director	September 25, 2009
Stephen W. McHugh

/s/ Joel Brooks	Director	September 25, 2009
Joel Brooks