Form 10-Q
period 2009-09-30
USA TECHNOLOGIES INC
filed 2009-11-09
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 5, 2009, there were 22,725,908 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.
Consolidated Balance Sheets

	September 30,	June 30,
	2009	2009
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$16,690,469	$6,748,262
Accounts receivable, less allowance for uncollectible accounts of $59,000 and $42,000, respectively	1,541,307	1,468,052
Finance receivables	664,723	212,928
Inventory, net	1,699,519	1,671,226
Prepaid expenses and other current assets	949,139	1,078,026
Total current assets	21,545,157	11,178,494

Finance receivables, less current portion	253,471	121,624
Property and equipment, net	1,969,729	2,081,909
Intangibles, net	4,586,453	4,845,053
Goodwill	7,663,208	7,663,208
Other assets	105,869	90,090
Total assets	$36,123,887	$25,980,378

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,506,088	$3,794,691
Accrued expenses	1,814,929	1,393,356
Current obligations under long-term debt	445,235	494,850
Total current liabilities	5,766,252	5,682,897

Long-term debt, less current portion	283,318	325,209
Total liabilities	6,049,570	6,008,106

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000
Series A convertible preferred- Authorized shares 900,000;
Issued and outstanding shares- 505,241 and 510,270, respectively (liquidation preference of $15,677,957 and $15,451,307, respectively)	3,578,948	3,614,554
Common stock, no par value:
Authorized shares- 640,000,000;
Issued and outstanding shares- 22,711,908 and 15,423,022, respectively	208,025,209	194,948,693
Accumulated deficit	(181,529,840)	(178,590,975)
Total shareholders’ equity	30,074,317	19,972,272
Total liabilities and shareholders’ equity	$36,123,887	$25,980,378

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,
	2009	2008
Revenues:
Equipment sales	$1,937,407	$2,038,915
License and transaction fees	1,890,229	1,355,964
Total revenues	3,827,636	3,394,879

Cost of equipment	1,309,356	1,433,844
Cost of services	1,488,157	1,057,626
Cost of sales	2,797,513	2,491,470
Gross profit	1,030,123	903,409

Operating expenses:
Selling, general and administrative	3,565,778	4,439,533
Depreciation and amortization	385,066	418,779
Total operating expenses	3,950,844	4,858,312
Operating loss	(2,920,721)	(3,954,903)

Other income (expense):
Interest income	14,938	127,966
Interest expense	(20,416)	(26,958)
Total other income (expense)	(5,478)	101,008
Net loss	(2,926,199)	(3,853,895)
Cumulative preferred dividends	(382,703)	(390,294)
Loss applicable to common shares	$(3,308,902)	$(4,244,189)

Loss per common share (basic and diluted)	$(0.17)	$(0.28)

Weighted average number of common shares outstanding (basic and diluted)	19,819,926	15,169,216

See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A Convertible Preferred Stock	Common Stock	Accumulated Deficit	Total
Balance, June 30, 2009	$3,614,554	$194,948,693	$(178,590,975)	$19,972,272
Issuance of 7,285,792 shares of common stock at $2.00 per share less issuance costs of $1,530,252		13,041,332		13,041,332
Issuance of 5,500 fully-vested shares of common stock to employees and vesting of shares granted under the 2008 Stock Incentive Plan		40,574		40,574
Retirement of 2,406 shares of common stock		(5,390)		(5,390)
Retirement of 5,029 shares of preferred stock	(35,606)		(12,666)	(48,272)
Net loss	-	-	(2,926,199)	(2,926,199)
Balance, September 30, 2009	$3,578,948	$208,025,209	$(181,529,840)	$30,074,317

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended
	September 30,
	2009	2008
Operating activities
Net loss	$(2,926,199)	$(3,853,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Charges incurred in connection with the vesting and issuance of common stock for employee compensation	40,574	488,707
Charges incurred in connection with the Long-term Equity Incentive Program	77,258	197,423
Bad debt expense (recovery)	15,970	(5,068)
Amortization	258,600	264,579
Depreciation, $27,066 and $20,721 of which is allocated to cost of services for the three months ended September 30, 2009 and 2008	153,532	174,921
Changes in operating assets and liabilities:
Accounts receivable	(89,225)	2,386,684
Finance receivables	(583,642)	120,738
Inventory	(28,293)	315,740
Prepaid expenses and other assets	199,099	(71,633)
Accounts payable	(288,603)	(1,400,175)
Accrued expenses	344,315	(379,152)
Net cash used in operating activities	(2,826,614)	(1,761,131)

Investing activities
Purchase of property and equipment, net	(24,015)	(14,595)
Net cash used in investing activities	(24,015)	(14,595)

Financing activities
Net proceeds from the issuance (retirement) of common stock	13,035,942	(29,200)
Net proceeds from the issuance (retirement) of preferred stock	(48,272)	-
Repayment of long-term debt	(194,834)	(197,785)
Net cash provided by (used in) financing activities	12,792,836	(226,985)

Net increase (decrease) in cash and cash equivalents	9,942,207	(2,002,711)
Cash and cash equivalents at beginning of period	6,748,262	9,970,691
Cash and cash equivalents at end of period	$16,690,469	$7,967,980

Supplemental disclosures of cash flow information:
Prepaid insurance financed with long-term debt	$85,991	$90,798
Cash paid for interest	$19,751	$29,511
Equipment acquired under capital lease	$17,337	$-

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

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company has incurred losses from its inception through June 30, 2009 and losses have continued through September 2009 and are expected to continue during fiscal year 2010. The Company's ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and the available capital resources. Until the Company's products and services can generate sufficient operating revenues, the Company will be required to use its cash and cash equivalents on hand, as well as raise capital to meet its cash flow requirements including the issuance of Common Stock and the exercise of outstanding Common Stock warrants.

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

Cash and Cash Equivalents

Cash and cash equivalents represent all highly liquid investments with original maturities of three months or less. Cash equivalents are comprised of certificates of deposit and money market funds. The Company maintains its cash in bank deposit accounts, which may exceed federally insured limits at times.

Finance receivables

The Company offers extended payment terms to certain customers for equipment sales. Through June 30, 2009 payment terms consisted of fixed term notes. During the quarter ended September 30, 2009 the Company started offering customers the Quick Start Program. In accordance with ASC Topic 840, “Leases”, agreements under the Quick Start program qualify for sales-type lease accounting. Accordingly, the future minimum lease payments are classified as finance receivables in the Company’s consolidated balance sheets. Notes receivable or Quick Start leases are generally for a 36 month term. Finance receivables are carried at their contractual amount and charged off against the allowance for credit losses when management determines that recovery is unlikely and the Company ceases collection efforts. The Company recognizes a portion of the note or lease payments as interest income in the accompanying consolidated financial statements based on the effective interest rate method.

Inventory

Inventory consists of finished goods and packaging materials. The Company's inventory is stated at the lower of cost (average cost basis) or market.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.  Accounting Policies (Continued)

Income Taxes

No provision for income taxes has been made in the three months ended September 30, 2009 and 2008 given the Company’s losses in 2009 and 2008 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

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

Shared-Based Payment

The Company applies ASC Topic 718 “Stock Compensation” which requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company recorded stock compensation expense of $40,574 and $488,707 related to Common Stock grants and the vesting of shares previously granted to employees and officers, excluding the Long-term Equity Incentive Program (the “LTIP Program”), during the three months ended September 30, 2009 and 2008, respectively. There were no common stock options granted, vested or recorded as expense during the three months ended September 30, 2009 and 2008.

The Company recorded stock compensation expense of $77,258 related to the vesting of shares under the LTIP Program during the three months ended September 30, 2009. The Company recorded stock compensation expense of $197,423 related to the vesting of shares under the LTIP Program during the three months ended September 30, 2008. However, in February 2009 the fiscal 2009 year Program was deferred to fiscal 2010 and compensation expense for the 2009 Program was reversed.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2.  Finance Receivables

Finance receivables consist of the following:

	September 30	June 30
	2009	2009
	(unaudited)
Notes receivable	$228,807	$334,552
Lease receivables	689,388	-
Total finance receivables	918,194	334,552
Less current portion	664,723	212,928
Non-current portion of finance receivables	$253,471	$121,624

3.  Accrued Expenses

Accrued expenses consist of the following:
	September 30	June 30
	2009	2009
	(unaudited)
Accrued compensation and related sales commissions	$581,495	$318,792
Accrued professional fees	456,809	439,759
Accrued taxes and filing fees	218,397	206,875
Advanced customer billings	136,382	101,942
Accrued share-based payment liability	77,258	-
Accrued other	344,588	325,988
	$1,814,929	$1,393,356

4.  Long-Term Debt

Long-term debt consists of the following:

	September 30	June 30
	2009	2009
	(unaudited)
Capital lease obligations	$518,903	$580,383
Loan agreements	209,650	239,676
Total long-term debt	728,553	820,059
Less current portion	445,235	494,850
Non-current portion of long-term debt	$283,318	$325,209

As of September 30, 2009, $86,154 and $0 of the current and long-term Finance Receivables, respectively, are collateral for the outstanding balances of loans, of which $35,644 and $0 is classified as current and long-term debt, respectively.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

4.  Long-Term Debt (Continued)

During July 2009, the Company financed a portion of the premiums for various insurance policies totaling $85,991 due in nine monthly installments at an interest rate of 5.1%. During July 2009, the Company also entered into a capital lease for office equipment. The lease total of $24,837 is due in 48 monthly installments at an interest rate of 12.1%.

5.  Common Stock

During the three months ended September 30, 2009, the Company retired 5,029 shares of its Preferred Stock it purchased on the open market at $9 per share for a total of $48,272, including fees.

During the three months ended September 30, 2009, and as permitted under his employment agreement, an executive officer cancelled an aggregate of 2,406 shares of Common Stock held by him in order to satisfy an aggregate of $5,390 of payroll tax withholding obligations related to shares of Common Stock which vested during January 2009.

On May 22, 2009, the Company filed a registration statement with the Securities and Exchange Commission for a rights offering relating to transferable subscription rights to purchase up to $15 million of common stock and warrants. The proceeds from the rights offering are to be used for general corporate purposes, including working capital and are available to finance the e-Ports which may be utilized in the Quick Start Program.

Under the rights offering, the Company distributed one right to each holder of record of every share of its common stock that was held on the record date. Each right entitled the holder to purchase one share of common stock at a subscription price to be determined prior to the effective date of the registration statement and a warrant that would entitle the holder to purchase one share of common stock.

We also distributed the transferable subscription rights to two of our warrant holders who are entitled to participate in the rights offering pursuant to the terms of the warrants held by them. Each such warrant holder received one subscription right for each share of common stock into which the warrants are exercisable as of the record date.

Holders who fully exercised their rights were entitled, if available, to subscribe for an additional amount of common stock and warrants in amount equal to up to 400% of the shares of common stock and warrants for which such holder was otherwise entitled to subscribe.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

5.  Common Stock (Continued)

The Company engaged William Blair & Company and Maxim Group LLC to act as the dealer-managers for the rights offering and MacKenzie Partners, Inc. to act as the information agent.

On June 30, 2009, the Company announced the record date of the rights offerings as the close of trading on The NASDAQ Global Market on July 10, 2009, at which time the subscription price for the right was set at $2.50 per share and the exercise price of the warrant at $2.75 per share. As a result of this pricing, the maximum number of shares of common stock issuable upon exercise of the subscription rights would be 6,000,000 shares and warrants to purchase up to 6,000,000 shares of common stock.

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

On July 17, 2009, the Company reduced the subscription exercise price of the rights from $2.50 to $2.00 per right. As a result of this reduction, the exercise price of the warrants, which will be issued in connection with the exercise of the subscription rights, were also reduced from $2.75 to $2.20 per share of common stock. Also as a result of this reduction, the maximum number of shares of common stock issuable upon exercise of the subscription rights was increased to 7,500,000 shares and warrants to purchase up to 7,500,000 shares of common stock.

The rights offering expired on July 31, 2009. On August 7, 2009, the closing date of the rights offering, the Company received $14,571,584 of gross proceeds. The net cash proceeds, after deduction of fees and expenses, including dealer-manager fees, was $13,041,332. In addition, the Company issued a total of 291,432 warrants to the dealer-managers to purchase the Company’s Common Stock at $2.20 per share at any time through August 6, 2012.

In accordance with the terms of the rights offering, the Company issued an aggregate of 7,285,792 shares of common stock for $2.00 per share and 7,285,792 warrants, entitling the holder to purchase one share of common stock at the exercise price of $2.20 per share of common stock commencing January 1, 2010 and through December 31, 2011. The warrants commenced trading on August 7, 2009, on the NASDAQ Global Market under the symbol USATW.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

5.  Common Stock (Continued)

During September 2009, the Company entered into an Amended and Restated Employment Agreement with Mr. Jensen and Mr. Herbert which replaced their prior employment agreements. As part of the amendments, Mr. Jensen was granted 30,000 shares of Common Stock under the 2008 Stock Incentive Plan valued at $1.75 per share which vest as follows: 10,000 on October 1, 2009; 10,000 on April 1, 2010; and 10,000 on October 1, 2010; Mr. Herbert was also granted 9,000 shares of Common Stock under the 2008 Stock Incentive Plan valued at $1.75 per share which vest as follows: 3,000 on October 1, 2009; 3,000 on April 1, 2010; and 3,000 on October 1, 2010.

6.  Common Stock Warrants

As of September 30, 2009, there were 10,608,087 Common Stock warrants outstanding, of which 1,822,295 were exercisable at exercise prices ranging from $2.20 to $7.70 per share. In January 2010, 7,285,792 of the warrants will become exercisable at $2.20 per share. The remaining 500,000 and 1,000,000 warrants expiring on October 1, 2010 and October 1, 2011, respectively, are not exercisable until minimum performance hurdles in the First Data Joint Marketing Agreement are achieved.

7.  Commitments and Contingencies

Various legal actions and claims occurring in the normal course of business are pending or may be instituted or asserted in the future against the Company. The Company does not believe that the resolution of these matters will have a material effect on the financial position or results of operations of the Company.

In February 2009, the Company provided approval to a third party manufacturer of a pre-production e-Port. At the time of approval, and per the terms of the contract with the manufacturer, the Company is committed to purchase a certain number of e-Ports for a maximum of $3,600,000 over an eighteen month period. As of September 30, 2009, the remaining commitment is estimated at approximately $2,500,000 based on our purchase order pricing accepted by the manufacturer less the e-Ports purchased through September 30, 2009.

8.  Subsequent Events

The Company has evaluated subsequent events through November 9, 2009, the date these consolidated financial statements were filed, and determined that there were no events or transactions occurring subsequent to September 30, 2009 that would have a material impact on the Company’s consolidated financial statements and that there were no events or transactions occurring subsequent to September 30, 2009 that would require disclosure, except for the disclosures made in this Note.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

8.  Subsequent Events (Continued)

Effective October 19, 2009, Stephen W. McHugh resigned as a director of the Company. Mr. McHugh had been a member of the Audit Committee of the Board of Directors. On October 19, 2009, the Board of Directors of the Company appointed Steven D. Barnhart and Jack E. Price to serve as directors of the Company. Mr. Barnhart was appointed to serve on the Audit Committee and Mr. Price was appointed to serve on the Compensation Committee. Mr. Barnhart was appointed to fill the vacancy resulting from Mr. McHugh’s resignation, and Mr. Price was appointed to fill the vacancy resulting from the Board of Directors increasing the number of directors from seven to eight members.

From 2007 until January 2009, Mr. Barnhart was the President and CEO of Orbitz Worldwide, Inc., a publicly traded, online travel business. Prior thereto and since 2003, Mr. Barnhart held various positions with Orbitz, including Chief Financial Officer. From 1990 to 2003, Mr. Barnhart held various positions with PepsiCo, Inc.

From 2007 through March 2009, Mr. Price was President and CEO of NovaRay Medical, Inc., a medical imaging systems business. From 2003 to 2006, Mr. Price was the President and CEO of VSM MedTech Ltd. From 1996 through 2003, Mr. Price was the President and Division Chief Executive Officer of Philips Medical Systems, North America.

Effective October 19, 2009, the Board of Directors of the Company approved various amendments to the Company’s Bylaws which became effective immediately. These amendments include the following:

- increasing the number of individuals serving on the Board of Directors from seven to eight.

- providing that any shareholder nominations for directors or any shareholder business proposal must satisfy certain advance notice provisions in order to be considered at the annual meeting. Prior to the foregoing amendment, a shareholder could propose director nominees and certain business proposals at the annual meeting without providing any advance notice to the Company.

- providing that special shareholder meetings may only be called by the Chairman of the Board, Chief Executive Officer or Board of Directors, and that only such business shall be conducted at the special meeting as shall be contained in the Company’s notice of such special meeting. Prior to the amendment, shareholders could call special meetings.

- if the purpose of a special meeting is to elect directors, providing that any shareholder nominations for directors must satisfy certain advance notice provisions in order to be considered at such special meeting. Prior to the amendment, a shareholder could propose director nominees at such special meeting without providing any advance notice to the Company.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

8.  Subsequent Events (Continued)

- classifying the Board of Directors into three classes. The initial term of each class of directors is as follows: Class I – until the first annual shareholders meeting following election; Class II - until the second annual shareholders meeting following election; and Class III - until the third annual shareholders meeting following election. Following the initial term of each class of directors, each class of directors shall be elected until the third annual shareholders meeting following such election. Prior to the amendment, each director served for a one year term and was elected at each annual meeting.

On October 19, 2009, the Company scheduled its 2010 annual shareholders meeting for 10:00 a.m. on Tuesday, December 15, 2009, at the Chester Valley Golf Club, 430 Swedesford Road, Malvern, Pennsylvania 19355. The record date for shareholders entitled to notice of and to vote at the annual meeting is the close of business on September 30, 2009. The business to be conducted at the meeting includes the election of eight individuals to serve as directors of the Company. As provided in the Bylaw amendment described above, the eight nominees will be divided into three separate classes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected, include, for example:

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, those described above. We cannot assure you that we have identified all the factors that create uncertainties. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Readers should not place undue reliance on forward-looking statements.

Any forward-looking statement made by us in this Form 10-Q speaks only as of the date of this Form 10-Q. Unless required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Results of Operations

Three months ended September 30, 2009

Revenues for the three months ended September 30, 2009 were $3,827,636 compared to $3,394,879 for the corresponding three-month period in the previous fiscal year. This $432,757 or 13% increase was due to an increase in license and transaction fees of $534,265, offset by a decrease in equipment sales of $101,508. The decrease in equipment sales was due to a decrease in sales of approximately $96,000 in business center equipment and approximately $77,000 in e-Suds equipment offset by an increase of approximately $71,000 in e-Port vending equipment. Sales under the new Quick Start Program made up approximately $710,000, approximately 52%, of the $1,346,134 in e-Port equipment sales.  The increase in license and transaction fees was primarily due to the increase in the number of units on our USALive® network.

In regards to license fees, as of September 30, 2009, the Company had approximately 57,000 devices connected to our USALive® network as compared to approximately 42,000 devices as of September 30, 2008.  In addition, our customer base increased with approximately 75 new e-Port customers added since June 30, 2009, totaling approximately 600 customers at September 30, 2009.

In regards to transaction fees, during the quarter ended September 30, 2009, the Company processed approximately 7.4 million transactions totaling over $14.6 million as compared to approximately 4.7 million transactions totaling over $11.6 million during the quarter ended September 30, 2008, an increase of 57% in transaction volume and 26% in dollars processed.

Cost of sales for the period consisted of equipment costs of $1,309,356 and network and transaction services related costs of $1,488,157. The increase in total cost of sales of $306,043 or 12% over the same period in the prior year was due to a decrease in equipment costs of $124,488, offset by an increase in network and transaction services related costs (transaction supplier charges) of $430,531.

Gross profit for the three months ended September 30, 2009 was $1,030,123, compared to a gross profit of $903,409 for the corresponding three-month period in the previous fiscal year. $22,779 of the increase in gross profit related to equipment sales and $126,714 of the increased gross profit related to license and transaction fee revenue. During the same periods, percentage based gross profit increased to 26.9% from 26.6%. Percentage based gross profit on equipment sales increased from 30% to 32% primarily due to an increase in the profit margin of e-Port vending equipment sales as a result of lower production costs primarily due to offshore production. Percentage based gross profit on license and transaction fees decreased from 22% to 21% as a result of increased transaction supplier charges.

Selling, general and administrative expense of $3,565,778 decreased by $873,755 or 20% primarily due to decreases in compensation and benefit expenses of approximately $830,000, and travel and entertainment expenses of approximately $59,000. These reductions were offset by a net total increase in other expenses of approximately $15,000. The overall decrease was due to cost reduction measures taken by the Company during the third and fourth quarters of fiscal year 2008 and during the third quarter of fiscal 2009.

Compensation expense decreased by approximately $830,000 primarily due to decreases of approximately $641,000 in salary expenses, approximately $120,000 in long term incentive program expenses, and approximately $69,000 in employee benefit expenses.

The quarter ended September 30, 2009 resulted in a net loss of $2,926,199 (including approximately $0.5 million of non-cash charges) compared to a net loss of $3,853,895 (including approximately $1.1 million of non-cash charges) for the quarter ended September 30, 2008.

Liquidity and Capital Resources

For the three months ended September 30, 2009, net cash of $2,826,614 was used by operating activities, primarily due to the net loss of $2,926,199 offset by non-cash charges totaling $545,934 for transactions involving the vesting and issuance of common stock for employee and officer compensation, bad debt expense and the depreciation and amortization of assets. In addition, the Company’s net operating assets increased by $446,349 primarily due to an increase in finance receivables, of which $689,388 of net cash was utilized during the quarter to lease e-Ports to customers under the Quick Start Program. This increase was offset by a net decrease of $243,039 in the Company’s other operating assets.

The Company received cash of $12,792,836 in financing activities during the three months ended September 30, 2009 due to net cash proceeds from the issuance of common stock under the subscription rights offering of $13,041,332 offset by debt repayments of $194,834 and the purchase in the open market of $48,272 of Preferred Stock which was subsequently canceled and retired, and the cancellation and retirement of $5,390 of Common Stock which had been held by an executive officer in order to satisfy payroll withholding tax obligations of the executive officer in connection with shares of Common Stock which vested during January 2009.

The Company has incurred losses since inception. Our accumulated deficit through September 30, 2009 is composed of cumulative losses amounting to approximately $179,000,000 and preferred dividends converted to common stock of approximately $2,700,000. The Company has continued to raise capital through equity offerings to fund operations.

As of September 30, 2009 the Company had $16,690,469 of cash and cash equivalents on hand.

Our cash-based selling, general and administrative expenses during the quarter ended September 30, 2009 were approximately $3,432,000. Assuming that the Company's operating assets and liabilities remain constant and its average monthly gross profit of $345,000 earned during the previous three months ended September 30, 2009 would continue, the Company’s average monthly cash used in operating activities would be approximately $800,000. Based on the foregoing, the Company’s existing cash and cash equivalents as of September 30, 2009 should provide sufficient funds to meet the Company’s cash requirements, including capital expenditures and repayment of long-term debt, through at least July 1, 2010.

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2009. Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified  in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There have been no changes during the quarter ended September 30, 2009 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of Equity Securities during the Quarter ended September 30, 2009

The following table provides information relating to the Company’s purchases of its Series A Convertible Preferred Stock during the quarter ended September 30, 2009:

Period	Total number of shares (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that yet may be purchased under the plans or programs (2)

August 1 through August 31, 2009: Series A Convertible Preferred Stock	4,929	$9.00	4,929	$543,929

September 1 through September 30, 2009: Series A Convertible Preferred Stock	100	$9.00	100	$542,979
Total, Preferred	5,029	$9.00	5,029	$542,979

(1) The Board of Directors authorized the purchase by the Company in the open market of up to $1, 000,000 of Common Stock or Series A Preferred Stock through June 30, 2010. All purchases of Common Stock must be in compliance with the Securities and Exchange Commission’s Rule 10b-18.
(2) Reflects dollar amount available for purchase of either Common Stock and/or Preferred stock under the plan as of September 30, 2009.

Item 3.  Defaults Upon Senior Securities

There were no defaults on any senior securities. However, on August 1, 2009, an additional $382,703 of dividends were accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of September 30, 2009 are $10,625,547. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

Item 5.  Other Information

On November 2, 2009, our Board of Directors established a Nominating Committee of the Board of Directors, and approved a Nominating Committee Charter. The members of the Nominating Committee are Steven Katz (Chairman) and Jack E. Price. The Nominating Committee identifies and recommends to the entire Board of Directors for selection any nominees for director whether such nominees are to be proposed by the Board for election by the shareholders at any annual or special meeting of shareholders or to be appointed by the Board to fill any vacancy on the Board of Directors. Prior to the establishment of the Nominating Committee, our independent directors identified and recommended Director nominees to the Board of Directors for selection. Shareholders who wish to propose a potential director candidate to the Nominating Committee may submit a recommendation in writing to Mr. Steven Katz, Chairman, Nominating Committee, USA Technologies, Inc., 100 Deerfield Lane, Suite 140, Malvern, PA 19355, specifying the name of the candidate and stating in detail the qualifications of such person for consideration by the Nominating Committee. A written statement from the candidate consenting to be named as a candidate and, if nominated and elected, to serve as a director, should accompany any such recommendation.

Item 6.  Exhibits

3(ii)	Amended and Restated Bylaws of the Company dated October 19, 2009

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date: November 9, 2009	/s/ George R. Jensen, Jr.
George R. Jensen, Jr., Chairman and
Chief Executive Officer

Date: November 9, 2009	/s/ David M. DeMedio
David M. DeMedio,
Chief Financial Officer