Form 10-Q
period 2009-12-31
USA TECHNOLOGIES INC
filed 2010-02-11
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of February 9, 2009, there were 22,725,701 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.
Consolidated Balance Sheets

	December 31,	June 30,
	2009	2009
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$11,572,878	$6,748,262
Accounts receivable, less allowance for uncollectible accounts of $111,000 and $42,000, respectively	1,896,257	1,468,052
Finance receivables	883,436	212,928
Inventory, net	2,265,549	1,671,226
Prepaid expenses and other current assets	1,021,029	1,078,026
Total current assets	17,639,149	11,178,494

Finance receivables, less current portion	415,848	121,624
Property and equipment, net	2,161,896	2,081,909
Intangibles, net	4,327,853	4,845,053
Goodwill	7,663,208	7,663,208
Other assets	45,052	90,090
Total assets	$32,253,006	$25,980,378

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,107,488	$3,794,691
Accrued expenses	2,941,927	1,393,356
Current obligations under long-term debt	369,951	494,850
Total current liabilities	6,419,366	5,682,897

Long-term debt, less current portion	223,412	325,209
Total liabilities	6,642,778	6,008,106

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000
Series A convertible preferred- Authorized shares 900,000;
Issued and outstanding shares- 488,657 and 510,270, respectively (liquidation preference of $15,163,344 and $15,451,307, respectively)	3,461,534	3,614,554
Common stock, no par value:
Authorized shares- 640,000,000;
Issued and outstanding shares- 22,725,701 and 15,423,022, respectively	207,959,115	194,948,693
Accumulated deficit	(185,810,421)	(178,590,975)
Total shareholders’ equity	26,610,228	19,972,272
Total liabilities and shareholders’ equity	$32,253,006	$25,980,378

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues:
Equipment sales	$1,697,053	$1,244,694	$3,634,460	$3,283,609
License and transaction fees	2,073,786	1,425,535	3,964,015	2,781,499
Total revenues	3,770,839	2,670,229	7,598,475	6,065,108

Cost of equipment	1,080,878	896,742	2,390,235	2,330,586
Cost of services	1,680,565	1,108,358	3,168,722	2,165,984
Cost of sales	2,761,443	2,005,100	5,558,957	4,496,570
Gross profit	1,009,396	665,129	2,039,518	1,568,538

Operating expenses:
Selling, general and administrative	4,857,366	3,776,302	8,423,143	8,215,833
Depreciation and amortization	400,366	388,252	785,431	807,032
Total operating expenses	5,257,732	4,164,554	9,208,574	9,022,865
Operating loss	(4,248,336)	(3,499,425)	(7,169,056)	(7,454,327)

Other income (expense):
Interest income	12,699	96,572	27,636	224,537
Interest expense	(9,719)	(26,180)	(30,135)	(52,138)
Total other income (expense), net	2,980	70,392)	(2,499)	171,399
Net loss	(4,245,356)	(3,429,033)	(7,171,555)	(7,282,928)
Cumulative preferred dividends	-	-	(382,703)	(390,294)
Loss applicable to common shares	(4,245,356)	(3,429,033)	(7,554,258)	(7,673,222)

Loss per common share (basic and diluted)	$(0.19)	$(0.23)	$(0.36)	$(0.51)

Weighted average number of common shares outstanding (basic and diluted)	22,728,252	15,196,988	21,274,089	15,183,102
See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A Convertible Preferred Stock	Common Stock	Accumulated Deficit	Total
Balance, June 30, 2009	$3,614,554	$194,948,693	$(178,590,975)	$19,972,272
Issuance of 7,285,792 shares of common stock at $2.00 per share less issuance costs of $1,613,425		12,958,159		12,958,159
Issuance of 22,000 fully-vested shares of common stock to employees and vesting of shares granted under the 2008 Stock Incentive Plan		61,931		61,931
Retirement of 5,113 shares of common stock		(9,668)		(9,668)
Retirement of 21,613 shares of preferred stock	(153,020)		(47,891)	(200,911)
Net loss	-	-	(7,171,555)	(7,171,555)
Balance, December 31, 2009	$3,461,534	$207,959,115	$(185,810,421)	$265,610,228

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	December 31,
	2009	2008
Operating activities
Net loss	$(7,171,555)	$(7,282,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Charges incurred in connection with the vesting and issuance of common stock for employee compensation	61,931	838,304
Charges incurred (reduced) in connection with the Long-term Equity Incentive Program	104,730	(268,407)
Bad debt expense (recovery)	67,432	(27,380)
Amortization	517,200	523,179
Depreciation, $56,742 and $20,721 of which is allocated to cost of services for the six months ended December 31, 2009 and 2008	324,973	325,520
Changes in operating assets and liabilities:
Accounts receivable	(495,637)	2,601,586
Finance receivables	(964,732)	246,163
Inventory	(594,323)	(182,789)
Prepaid expenses and other assets	188,026	408,822
Accounts payable	(687,203)	(1,500,279)
Accrued expenses	1,443,841	(524,485)
Net cash used in operating activities	(7,205,317)	(4,842,694)

Investing activities
Purchase of property and equipment, net	(387,623)	(170,100)
Net proceeds from redemption/sale of available-for-sale securities	-	2,025,000
Net cash provided by (used in) investing activities	(387,623)	1,854,900

Financing activities
Net proceeds from the issuance (retirement) of common stock	12,948,491	(315,304)
Payments for the (retirement) of preferred stock	(200,911)	(88,048)
Repayment of long-term debt	(330,024)	(467,908)
Net cash provided by (used in) financing activities	12,417,556	(871,260)

Net increase (decrease) in cash and cash equivalents	4,824,616	(3,859,054)
Cash and cash equivalents at beginning of period	6,748,262	9,970,691
Cash and cash equivalents at end of period	$11,572,878	$6,111,637

Supplemental disclosures of cash flow information:
Prepaid insurance financed with long-term debt	$85,991	$225,785
Prepaid maintenance contracts financed with long-term debt	-	37,429
Cash paid for interest	$11,976	$54,351
Equipment acquired under capital lease	$17,337	$424,213

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

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the six month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company has incurred losses from its inception through June 30, 2009 and losses have continued through December 2009 and are expected to continue during fiscal year 2010. The Company's ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and available capital resources. Until the Company's products and services can generate sufficient operating revenues, the Company will be required to use its cash and cash equivalents on hand, as well as raise capital to meet its cash flow requirements including the issuance of Common Stock and the exercise of outstanding Common Stock warrants.

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

1.  Accounting Policies (Continued)

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

Available-for-sale Securities

The Company accounts for investments in accordance with ASC 320, "Investments - Debt and Equity Securities". Management determines the appropriate classifications of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of shareholders' equity in accumulated other comprehensive income (loss). If the investment sustains an other-than-temporary decline in fair value, the investment is written down to its fair value by a charge to earnings.

As of December 31, 2009 and June 30, 2009, available-for-sales securities consisted of $0, par value of auction rate securities (“ARS”). During the six months ended December 31, 2008, the ARS broker-dealer purchased $2,025,000 of the Company’s ARS at par. As such, there were no unrealized losses recorded in the three or six month periods ended December 31, 2008 in connection with these investments.

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

Equipment Rental

During the quarter ended December 31, 2009, the Company commenced a rental program for its e-Port equipment devices. In accordance with ASC 840, “Leases”, the Company classifies the rental agreements as operating leases.  Since the rental program commenced late in the quarter ended December 31, 2009, there was no rental revenue or cost of sales included in the Consolidated Statements of Operations for the three or six months then ended.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.  Accounting Policies (Continued)

Income Taxes

No provision for income taxes has been made in the six months ended December 31, 2009 and 2008 given the Company’s losses in 2009 and 2008 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

Shared-Based Payment

The Company applies ASC Topic 718 “Stock Compensation” which requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company recorded stock compensation expense of $61,931 and $838,304 related to common stock grants and the vesting of shares previously granted to employees and officers, excluding the Long-term Equity Incentive Program (the “LTIP Program”), during the six month ended December 31, 2009 and 2008, respectively. There were no common stock options granted, vested or recorded as expense during the six month ended December 31, 2009 and 2008.

The Company recorded stock compensation expense of $104,730 related to the vesting of shares under the LTIP Program during the six months ended December 31, 2009. The Company recorded a reduction of stock compensation expense of $268,407 related to the vesting of shares under the LTIP Program during the six months ended December 31, 2008. However, in February 2009 the fiscal 2009 year Program was deferred to fiscal 2010 and compensation expense for the 2009 Program was reversed.

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

2.  Finance Receivables

Finance receivables consist of the following:

	December 31	June 30
	2009	2009
	(unaudited)
Notes receivable	$137,132	$334,552
Lease receivables	1,162,152	-
Total finance receivables	1,299,284	334,552
Less current portion	883,436	212,928
Non-current portion of finance receivables	$415,848	$121,624

USA Technologies, Inc.
Notes to Consolidated Financial Statements

3.  Accrued Expenses

Accrued expenses consist of the following:

	December 31	June 30
	2009	2009
	(unaudited)
Accrued compensation and sales commissions	343,828	$318,792
Accrued proxy costs and legal settlement	1,639,783	-
Accrued professional fees, exclusive of proxy costs	290,063	439,759
Accrued taxes and filing fees	221,676	206,875
Advanced customer billings	92,275	101,942
Accrued share-based payment liability	104,730	-
Accrued other	249,572	325,988
	2,941,927	$1,393,356

4.  Long-Term Debt

Long-term debt consists of the following:

	December 31	June 30
	2009	2009
	(unaudited)
Capital lease obligations	$435,745	$580,383
Loan agreements	157,618	239,676
Total long-term debt	593,363	820,059
Less current portion	369,951	494,850
Non-current portion of long-term debt	$223,412	$325,209

As of December 31, 2009, $47,186 and $0 of the current and long-term finance receivables, respectively, are collateral for the outstanding balances of loans, of which $9,026 and $0 is classified as current and long-term debt, respectively.

During July 2009, the Company financed a portion of the premiums for various insurance policies totaling $85,991 due in nine monthly installments at an interest rate of 5.1%. During July 2009, the Company also entered into a capital lease for office equipment. The lease total of $24,837 is due in 48 monthly installments at an interest rate of 12.1%.

5.  Common Stock and Preferred Stock

During the six months ended December 31, 2009, the Company retired 21,613 shares of its Preferred Stock it purchased on the open market at $9 per share for a total of $200,911, including fees.

During the six months ended December 31, 2009, and as permitted under his employment agreement, an executive officer cancelled an aggregate of 5,113 shares of Common Stock held by him in order to satisfy an aggregate of $9,668 of payroll tax withholding obligations related to shares of Common Stock which vested during January and June 2009.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

5.  Common Stock and Preferred Stock (Continued)

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

6.  Common Stock Warrants

As of December 31, 2009, there were 10,608,087 Common Stock warrants outstanding, of which 1,822,295 were exercisable at exercise prices ranging from $2.20 to $7.70 per share. In January 2010, 7,285,792 of the warrants will become exercisable at $2.20 per share. The remaining 500,000 and 1,000,000 warrants expiring on October 1, 2010 and October 1, 2011, respectively, are not exercisable until minimum performance hurdles in the First Data Joint Marketing Agreement are achieved.

7.  Commitments and Contingencies

Various legal actions and claims occurring in the normal course of business are pending or may be instituted or asserted in the future against the Company. The Company does not believe that the resolution of these matters will have a material effect on the financial position or results of operations of the Company.

In February 2009, the Company provided approval to a third party manufacturer of a pre-production e-Port equipment device. At the time of approval, and per the terms of the contract with the manufacturer, the Company is committed to purchase a certain number of e-Port equipment devices for a maximum of $3,600,000 over an eighteen month period. As of December 31, 2009, the remaining commitment is estimated at approximately $1,500,000 based on our purchase order pricing accepted by the manufacturer less the e-Port equipment devices purchased through December 31, 2009.

8.  Subsequent Events

The Company has evaluated subsequent events through February 11, 2010, the date these consolidated financial statements were filed, and determined that other than the settlement of the proxy contest litigation accounted for in the consolidated financial statements, there were no events or transactions occurring subsequent to December 31, 2009 that would have a material impact on the Company’s consolidated financial statements and that there were no events or transactions occurring subsequent to December 31, 2009 that would require disclosure.

On February 4, 2010, the Company and a group of dissident shareholders settled a proxy contest and related litigation, and the pending litigation was voluntarily dismissed with prejudice by all the parties. Total proxy contest related litigation and settlement expenses incurred during the six months ended December 31, 2009 were $1,991,760, of which $1,160,441 related to the settlement of litigation and $831,319 related to litigation and contest costs incurred by the Company, reduced by the insurance contribution from the Company’s insurance carrier of $450,000 and $21,889, respectively, resulting in net expense of $1,519,871. The net expense is reflected in SG&A for the six months ended December 31, 2009. As of December 31, 2009 the Company had paid $351,977 and the remaining costs of $1,639,783 are classified as accrued expenses in the Company’s December 31, 2009 Consolidated Balance Sheet. In addition, the insurance contribution of $471,889 is classified as accounts receivable in the Company’s December 31, 2009 Consolidated Balance Sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected, include, for example:

●	general economic, market or business conditions;

●	the ability of the Company to generate sufficient sales to generate operating profits, or to sell products at a profit;

●	the ability of the Company to raise funds in the future through sales of securities;

●	whether the Company is able to enter into binding agreements with third parties to assist in product or network development;

●	the ability of the Company to commercialize its developmental products, or if actually commercialized, to obtain commercial acceptance thereof;

●	the ability of the Company to compete with its competitors to obtain market share;

●	the ability of the Company to receive reductions from the credit card companies of transaction processing charges in the future as anticipated by the Company;

●	the ability of the Company to obtain reduced pricing from its manufacturers for its e-Port devices in the future as anticipated by the Company;

●	whether the Company’s customers purchase e-Port devices in the future at levels currently anticipated by the Company;

●	the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations, or to fund development and marketing of its products;

●	the ability of the Company to obtain approval of its pending patent applications;

●	the ability of the Company to satisfy its trade obligations included in accounts payable and accrued liabilities;

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

Results of Operations

Three months ended December 31, 2009

Revenues for the three months ended December 31, 2009 were $3,770,839 compared to $2,670,229 for the corresponding three-month period in the previous fiscal year. This $1,100,610 or 41% increase was due to increases in license and transaction fees of $648,251 or 45% and equipment sales of $452,359 or 36% as compared to the previous period. The increase in equipment sales was due to an increase in sales of approximately $702,000 in e-Port devices offset by a decrease of approximately $241,000 in business center equipment. Sales under the new Quick Start Program made up approximately $373,000 or 31% of the $1,209,750 in e-Port equipment sales.  The increase in license and transaction fees was primarily due to the increase in the number of units connected on our USALive® network.

In regards to license fees, as of December 31, 2009, the Company had approximately 63,000 devices connected to our USALive® network as compared to approximately 43,000 devices as of December 31, 2008.

In regards to transaction fees, during the quarter ended December 31, 2009, the Company processed approximately 8.2 million transactions totaling nearly $15 million as compared to approximately 5.1 million transactions totaling nearly $10.6 million during the quarter ended December 31, 2008, an increase of approximately 61% in transaction volume and approximately 42% in dollars processed.

Cost of sales for the period totaled $2,761,443 consisting of equipment costs of $1,080,878 and network and transaction services related costs of $1,680,565. The increase in total cost of sales of $756,343 or 38% over the same period in the prior year was due to increases in equipment costs of $184,136 and network and transaction services of $572,207. The increase in equipment costs was due to an increase of approximately $294,000 in equipment costs related to higher equipment sales volume, offset by a decrease of approximately $110,000 related to a reduction in estimate for product warranty liabilities. The increase in network and transaction services costs was related to increases in units connected to the network, processing volume, as well as increases in costs from third party transaction suppliers.

Gross profit for the three months ended December 31, 2009 was $1,009,396, compared to a gross profit of $665,129 for the corresponding three-month period in the previous fiscal year, an increase of $344,267, of which $268,223 is attributable to equipment sales and $76,044 from license and transaction fees. The increase in equipment sales gross profit of $268,223was as a result of $158,254 increase in gross profit on higher equipment sales and $109,969 related to a reduction in product warranty liabilities. The $76,044 of gross profit related to license and transaction fee revenue was generated by additional devices connected to our network and higher processing volume, offset by increased transaction supplier charges. The reduction in supplier costs associated with a recently negotiated amendment to a supplier contract took effect in December. Therefore, the full impact of the new negotiated agreement will not be realized until the quarter ended March 31, 2010. Percentage based total gross profit (“GP”) increased overall from 25% to 27%, equipment sales GP increased from 28% to 36%, and license and transaction fees GP decreased from 22% to 19%. Considering the reduction for product warranty liabilities and for comparability purposes, GP would have been as follows for the three months ended December 31, 2009 had the change not been made –total GP would have decreased to 24%, equipment sales GP would have increased to 30%, and license and transaction fees GP would have remained at 19% as it was not affected by the reduction.

Selling, general and administrative expense of $4,857,366 increased by $1,081,064 or 29% primarily due to professional services related to the proxy contest and related litigation of approximately $1,520,000 (net of insurance carrier contribution), offset by decreases in other professional services of approximately $283,000, product development expenses of approximately $89,000 other net decreases of approximately $33,000 and compensation and benefit expenses of a net amount of approximately $34,000. These decreases were mainly attributable to cost reduction measures taken by the Company during the third and fourth quarters of fiscal year 2008 and during the third quarter of fiscal 2009. As reported in the Form 8-K Current Report of the Company dated February 4, 2010, we have settled the proxy contest and related litigation in connection with our annual meeting of shareholders originally scheduled for December 15, 2009, and which was postponed until June 15, 2010. Of the approximate $1,520,000 in proxy contest and litigation costs (net of insurance carrier contribution), approximately $710,000 (net of insurance carrier contribution) was for the legal settlement, approximately $190,000 (net of insurance carrier contribution) was for legal expenses of the Company related to the litigation and approximately $620,000 was for proxy contest costs. Selling, general and administrative expense excluding the proxy contest and litigation costs was $3,337,495 a decrease of $438,809 or 12% as compared to the same period in the prior fiscal year.

Total proxy contest related litigation and settlement expenses incurred during the quarter ended December 31, 2009 were $1,991,760, of which $1,160,441 related to the settlement of litigation and $831,319 related to litigation and contest costs incurred by the Company, reduced by the insurance contribution from the Company’s insurance carrier of $450,000 and $21,889, respectively, resulting in net expense of $1,519,871. The net expense is reflected in SG&A for the three months ended December 31, 2009. As of December 31, 2009 the Company had paid $351,977 and the remaining costs of $1,639,783 are classified as accrued expenses in the Company’s December 31, 2009 Consolidated Balance Sheet. In addition, the insurance contribution of $471,889 is classified as accounts receivable in the Company’s December 31, 2009 Consolidated Balance Sheet.

Compensation expense decreased by a net amount of approximately $34,000 primarily due to decreases of approximately $550,000 in salary and benefit, which were offset by an increase in commission expense of approximately $23,000 and an increase in long term incentive program expenses of approximately $493,000 due to changes in expected vesting of share awards and stock price.

The quarter ended December 31, 2009 resulted in a net loss of $4,245,356 (including approximately $0.5 million of non-cash charges) compared to a net loss of $3,429,033 (including approximately $0.3 million of non-cash charges) for the quarter ended December 31, 2008. Net loss, excluding the proxy contest and related litigation costs of $1,520,000 referred to above, was $2,725,556, the lowest quarterly net loss since our shares become listed on the NASDAQ Stock Market in March 2007.

Six months ended December 31, 2009

Revenues for the six months ended December 31, 2009 were $7,598,475 compared to $6,065,108 for the corresponding six-month period in the previous fiscal year. This $1,533,367 or 25% increase was due to increases in license and transaction fees of $1,182,516 or 43% and equipment sales of $350,851 or 11%, as compared to the previous period. The increase in equipment sales was due to an increase in sales of approximately $773,000 in e-Port devices offset by a decrease of approximately $337,000 in business center equipment. Sales under the new Quick Start Program made up approximately $1,083,000 or 42% of the $2,555,884 in e-Port equipment sales.  The increase in license and transaction fees was primarily due to the increase in the number of units connected on our USALive® network.

In regards to license fees, as of December 31, 2009, the Company had approximately 63,000 devices connected to our USALive® network as compared to approximately 43,000 devices as of December 31, 2008.  In addition, our customer base increased with approximately 250 new e-Port customers added since June 30, 2009, totaling approximately 775 customers at December 31, 2009.

In regards to transaction fees, during the six months ended December 31, 2009, the Company processed approximately 15.5 million transactions totaling approximately $29.6 million as compared to approximately 9.8 million transactions totaling over $22.2 million during the quarter ended December 31, 2008, an increase of 59% in transaction volume and 33% in dollars processed.

Cost of sales for the period totaled $5,558,957, consisting of equipment costs of $2,390,235 and network and transaction services related costs of $3,168,722.  The increase in total cost of sales of $1,062,387 or 24% over the same period in the prior year was due to increases in equipment costs of $59,649 and network and transaction services of $1,002,738. The increase in equipment costs was due to an increase of approximately $170,000 in equipment costs related to higher equipment sales volume, offset by a decrease of approximately $110,000 related to our estimate for product warranty liabilities. The increase in network and transaction services costs was related to increases in units connected to the network, processing volume, as well as increases in costs from third party transaction suppliers.

Gross profit for the six months ended December 31, 2009 was $2,039,518, compared to a gross profit of $1,568,538 for the corresponding six-month period in the previous fiscal year, an increase of $470,980, of which $291,002 is attributable to equipment sales and $179,978 from license and transaction fees. The increase in equipment sales gross profit of $291,002 as a result of $181,033 increase in gross profit on higher equipment sales and $109,969 related to a reduction in product warranty liabilities. The $179,978 of gross profit related to license and transaction fee revenue was generated by additional devices connected to our network and higher processing volume, offset by increased transaction supplier charges. The reduction in supplier costs associated with a recently negotiated amendment to a supplier contract took effect in December. Therefore, the full impact of the new negotiated agreement will not be realized until the quarter ended March 31, 2010. Percentage based total gross profit (“GP”) increased overall from 26% to 27%, equipment sales GP increased from 29% to 34%, and license and transaction fees GP decreased from 22% to 20%. Considering the reduction for product warranty liabilities and for comparability purposes, GP would have been as follows for the six months ended December 31, 2009 had the change not been made – total GP would have decreased to 25%, equipment sales GP would have increased to 31%, and license and transaction fees GP would have remained at 20% as it was not affected by the reduction

Selling, general and administrative expense of $8,423,143 increased by $207,310 or 3% primarily due to an increase in professional services related to the proxy contest and related litigation of approximately $1,520,000(net of insurance carrier contribution) offset by a net decrease in compensation and benefit expenses of approximately $864,000 and decreases in other professional services of approximately $297,000, product development of approximately $139,000 and other net decreases of approximately $13,000. As reported in the Form 8-K Current Report of the Company dated February 4, 2010, we have settled the proxy contest and related litigation in connection with our annual meeting of shareholders originally scheduled for December 15, 2009, which was postponed until June 15, 2010. Of the approximate $1,520,000 in proxy contest and litigation costs (net of insurance carrier contribution), approximately $710,000 (net of insurance carrier contribution) was for the legal settlement, approximately $190,000 (net of insurance carrier contribution) was for legal expenses of the Company related to the litigation and approximately $620,000 was for proxy contest costs. Selling, general and administrative expense excluding the proxy contest and litigation costs was $6,903,272 a decrease of $1,312,561 or 16% as compared to the same period in the prior fiscal year, primarily due to cost reduction measures taken by the Company during the third and fourth quarters of fiscal year 2008 and during the third quarter of fiscal 2009.

Compensation expense decreased by a net amount of approximately $864,000 primarily due to decreases of approximately $1,309,000 in salary and benefit expenses, offset by an increase in long term incentive program expenses of approximately $373,000 due to changes in expected vesting of share awards and stock price and increases in commission and severance expenses of approximately $72,000.

The six-month period ended December 31, 2009 resulted in a net loss of $7,171,555 (including approximately $1.1 million of non-cash charges) compared to a net loss of $7,282,928 (including approximately $1.4 million of non-cash charges) for the six-month period ended December 31, 2008. Net loss, excluding the proxy contest and related litigation costs of $1,520,000 referred to above, was $5,651,555, the lowest six month net loss since our shares become listed on the NASDAQ Stock Market in March 2007.

Liquidity and Capital Resources

For the six month period ended December 31, 2009, net cash of $7,205,317, was used by operating activities, primarily due to the net loss of $7,171,555 offset by non-cash charges totaling $1,076,266 for transactions involving the vesting and issuance of common stock for employee and officer compensation, bad debt expense and the depreciation and amortization of assets. In addition, the Company’s net operating assets increased by $1,110,028 due to a decrease in accounts payable and increases in accounts receivable and inventory as well as a net increase in finance receivables, of which $1,162,152 of net cash was utilized during the period to lease e-Ports to customers under the Quick Start Program.  These increases were offset by an increase in accrued expenses of $1,443,841 primarily due to costs associated with the proxy contest and litigation settlement.

The Company received cash of $12,417,556 in financing activities during the six months ended December 31, 2009 due to net cash proceeds from the issuance of common stock under the subscription rights offering of $12,958,159 offset by debt repayments of $330,024, the purchase in the open market of $200,911 of Preferred Stock which was subsequently canceled and retired and the cancellation and retirement of $9,668 of Common Stock which had been held by an executive officer in order to satisfy payroll withholding tax obligations of the executive officer in connection with shares of Common Stock which vested during January and June 2009.

The Company has incurred losses since inception. Our accumulated deficit through December 31, 2009 is composed of cumulative losses amounting to approximately $183,000,000 and preferred dividends converted to common stock of approximately $2,700,000. The Company has continued to raise capital through equity offerings to fund operations.

As of December 31, 2009 the Company had $11,572,878 of cash and cash equivalents on hand.

Our cash-based selling, general and administrative (“SG&A”) expenses during the six months ended December 31, 2009 were approximately $8,180,000, of which approximately $1,520,000 related to the proxy contest and related litigation in connection with our annual shareholders’ meeting originally scheduled for December 15, 2009 which was postponed until June 15, 2010.  Assuming that the Company's operating assets and liabilities remain constant and cash-based SG&A expenses (outside of the proxy contest and related litigation costs) and its average monthly gross profit of $320,000 earned during the six months ended December 31, 2009 would continue (outside of the warranty liability reduction), the Company’s average monthly cash used in operating activities would be approximately $790,000. Based on the foregoing, the Company’s existing cash and cash equivalents as of December 31, 2009 should provide sufficient funds to meet the Company’s cash requirements, including capital expenditures and repayment of long-term debt, through at least July 1, 2010.

Update

In late December 2009, the Company commenced a program for its customers referred to as the Jump Start Program. The Company currently anticipates that the Jump Start Program would consist of at least 15,000 e-Port Edge devices. Pursuant to the Jump Start Program, the Company would continue to own the e-Port Edge device utilized by its customer. At the time of the installation of the e-Port device, the customer would pay to the Company the standard one-time activation fee and the monthly service fees, and the Company would receive transaction processing fees generated from the devices. The Company anticipates that the Jump Start Program would accelerate adoption in the marketplace of its e-Port technology as well as increase its license and transaction fee revenues.

As a result of the recently resolved proxy contest and related litigation in connection with the annual meeting of shareholders originally scheduled for December 15, 2009 and postponed until June 15, 2010, as well as the continued general economic slowdown, the Company anticipates, based on its current assumptions, that it will achieve positive earnings before interest, taxes, depreciation and amortization (EBITDA) in the quarter ended December 31, 2010. The Company had previously disclosed that it anticipated that it would have achieved positive net income during that quarter. The Company also anticipates, based on its current assumptions, that it will have 100,000 devices connected to its network as of December 31, 2010. The Company had previously disclosed that it anticipated that it would have 114,000 devices connected to its network as of such date.

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2009. Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified  in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There have been no changes during the quarter ended December 31, 2009 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

As reported in the Form 8-K Current Report of the Company dated December 18, 2009, a legal action was filed on December 14, 2009 in the United States District Court for the Eastern District of Pennsylvania entitled Bradley M. Tirpak and Craig W. Thomas d/b/a Shareholder Advocates For Value Enhancement vs. USA Technologies, Inc., et al., Civil Action No. 09-5920 against the Company and its directors by the dissident shareholders in connection with the proxy contest relating to the annual meeting of shareholders of the Company originally scheduled for December 15, 2009, and which had been postponed by the Company on December 9, 2009 until June 15, 2010. As reported in the Form 8-K Current Report of the Company dated December 21, 2009, the Company and its directors filed an answer and counterclaims against the dissident shareholders on December 18, 2009. As reported in the Form 8-K Current Report of the Company dated February 4, 2010, the Company and the dissident shareholders have settled the proxy contest and related litigation, and the pending litigation has been voluntarily dismissed with prejudice by all the parties. The foregoing description is qualified in its entirety by reference to the Form 8-K Current Reports of the Company referred to above, and such Form 8-K Current Reports are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of Equity Securities during the Quarter ended December 31, 2009

The following table provides information relating to the Company’s purchases of its Series A Convertible Preferred Stock during the quarter ended December 31, 2009:

Period	Total number of shares (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that yet may be purchased under the plans or programs (2)

October 1 through October 31, 2009: Series A Convertible Preferred Stock	7,526	$9.00	7,526	$473,740

November 1 through November 30, 2009: Series A Convertible Preferred Stock	2,800	$9.00	2,800	$447,958

December 1 through December 31, 2009: Series A Convertible Preferred Stock	6,258	$9.00	6,258	$390,339
Total, Preferred	16,584	$9.00	16,584	$390,339

(1) The Board of Directors authorized the purchase by the Company in the open market of up to $1,000,000 of Common Stock or Series A Preferred Stock through June 30, 2010. All purchases of Common Stock must be in compliance with the Securities and Exchange Commission’s Rule 10b-18.
(2) Reflects dollar amount available for purchase of either Common Stock and/or Preferred stock under the plan as of December 31, 2009.

Item 4.   Submission of Matters to a Vote of Security Holders

On December 9, 2009, the Company announced that it had postponed the date of the Company’s annual meeting of shareholders (“Annual Meeting”) originally scheduled for December 15, 2009 until June 15, 2010. As disclosed in the Form 8-K Current Report of the Company dated December 18, 2009, pursuant to a stipulation entered into on December 14, 2009 by the Company and the dissident shareholders in connection with the proxy contest and related litigation, the Company convened the Annual Meeting on December 15, 2009, an independent third-party inspector of elections received and tallied proxies and votes, and the Company then adjourned the Annual Meeting to an unspecified future date. As reported in the Form 8-K Current Report of the Company dated February 4, 2010, the Company and the dissident shareholders have settled the proxy contest and related litigation. As a result, the Annual Meeting will be held on June 15, 2010 as previously postponed by the Company, and a new record date will be established by the Company for the Annual Meeting. As a result of the settlement of the proxy contest and related litigation, the proxies and votes received and tallied by the inspector of elections on December 15, 2009 pursuant to the stipulation will not be effective or counted in connection with the matters to be considered at the Annual Meeting to be held on June 15, 2010. The foregoing description is qualified in its entirety by reference to the Form 8-K Current Reports of the Company referred to above, and such Form 8-K Current Reports are incorporated herein by reference.

Item 5.  Exhibits

3(ii)	Amended and Restated Bylaws of the Company dated February 4, 2010.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date: February 11, 2009	/s/ George R. Jensen, Jr.
George R. Jensen, Jr., Chairman and
Chief Executive Officer

Date: February 11, 2009	/s/ David M. DeMedio
David M. DeMedio,
Chief Financial Officer