Form 10-Q/A
period 2009-12-31
USA TECHNOLOGIES INC
filed 2010-02-22
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q/A
Amendment No. 1

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

As of February 9, 2010, there were 22,725,701 shares of Common Stock, no par value, outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of USA Technologies, Inc. (the “Company”) for the quarterly period ended December 31, 2009, which the Company previously filed with the Securities and Exchange Commission on February 11, 2010 (the “Original Filing”).

The Company is filing this Amendment No. 1 to correct three typographical errors made in Item 1. Consolidated Financial Statements (Unaudited) of the Original Filing. The amount of total shareholders’ equity reported on the consolidated balance sheet at December 31, 2009 (unaudited) was incorrectly stated as $26,610,228 and has been corrected to state $25,610,228. The amount of interest expense reported on the consolidated statement of operations (unaudited) for the six months ended December 31, 2008 was incorrectly stated as $(52,138) and has been corrected to state $(53,138). The amount of total shareholders’ equity reported on the consolidated statement of shareholders’ equity (unaudited) for the six months ended December 31, 2009 was incorrectly stated as $265,610,228 and has been corrected to state $25,610,228.

The Company has also included as Exhibits to this Amendment amended principal executive officer and principal financial officer certifications originally filed as Exhibits 31.1 and 31.2 to the Original Filing, which inadvertently omitted certain language referring to internal control over financial reporting.

Except as expressly set forth in this Amendment, the Company is not amending any other part of the Original Filing. This Amendment continues to speak as of the date of the Original Filing, except as such disclosure is amended by this Amendment, and does not reflect events occurring after the filing of the Original Filing.

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

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000
Series A convertible preferred- Authorized shares 900,000;
Issued and outstanding shares- 488,657 and 510,270, respectively (liquidation preference of $15,163,344 and $15,451,307, respectively)	3,461,534	3,614,554
Common stock, no par value:
Authorized shares- 640,000,000;
Issued and outstanding shares- 22,725,701 and 15,423,022, respectively	207,959,115	194,948,693
Accumulated deficit	(185,810,421)	(178,590,975)
Total shareholders’ equity	25,610,228	19,972,272
Total liabilities and shareholders’ equity	$32,253,006	$25,980,378

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues:
Equipment sales	$1,697,053	$1,244,694	$3,634,460	$3,283,609
License and transaction fees	2,073,786	1,425,535	3,964,015	2,781,499
Total revenues	3,770,839	2,670,229	7,598,475	6,065,108

Cost of equipment	1,080,878	896,742	2,390,235	2,330,586
Cost of services	1,680,565	1,108,358	3,168,722	2,165,984
Cost of sales	2,761,443	2,005,100	5,558,957	4,496,570
Gross profit	1,009,396	665,129	2,039,518	1,568,538

Operating expenses:
Selling, general and administrative	4,857,366	3,776,302	8,423,143	8,215,833
Depreciation and amortization	400,366	388,252	785,431	807,032
Total operating expenses	5,257,732	4,164,554	9,208,574	9,022,865
Operating loss	(4,248,336)	(3,499,425)	(7,169,056)	(7,454,327)

Other income (expense):
Interest income	12,699	96,572	27,636	224,537
Interest expense	(9,719)	(26,180)	(30,135)	(53,138)
Total other income (expense), net	2,980	70,392)	(2,499)	171,399
Net loss	(4,245,356)	(3,429,033)	(7,171,555)	(7,282,928)
Cumulative preferred dividends	-	-	(382,703)	(390,294)
Loss applicable to common shares	(4,245,356)	(3,429,033)	(7,554,258)	(7,673,222)

Loss per common share (basic and diluted)	$(0.19)	$(0.23)	$(0.36)	$(0.51)

Weighted average number of common shares outstanding (basic and diluted)	22,728,252	15,196,988	21,274,089	15,183,102

See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A Convertible Preferred Stock	Common Stock	Accumulated Deficit	Total
Balance, June 30, 2009	$3,614,554	$194,948,693	$(178,590,975)	$19,972,272
Issuance of 7,285,792 shares of common stock at $2.00 per share less issuance costs of $1,613,425		12,958,159		12,958,159
Issuance of 22,000 fully-vested shares of common stock to employees and vesting of shares granted under the 2008 Stock Incentive Plan		61,931		61,931
Retirement of 5,113 shares of common stock		(9,668)		(9,668)
Retirement of 21,613 shares of preferred stock	(153,020)		(47,891)	(200,911)
Net loss	-	-	(7,171,555)	(7,171,555)
Balance, December 31, 2009	$3,461,534	$207,959,115	$(185,810,421)	$25,610,228

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2010.

USA TECHNOLOGIES, INC.

/s/ George R. Jensen, Jr.
George R. Jensen, Jr., Chairman
and Chief Executive Officer

/s/ David M. DeMedio
David M. DeMedio,
Chief Financial Officer