Form 10-Q
period 2010-03-31
USA TECHNOLOGIES INC
filed 2010-05-03
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, there were 22,741,201 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.
Consolidated Balance Sheets
	March 31,	June 30,
	2010	2009
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$7,620,612	$6,748,262
Accounts receivable, less allowance for uncollectible accounts of $93,000 and $42,000, respectively	2,199,555	1,468,052
Finance receivables	289,112	212,928
Inventory, net	2,318,432	1,671,226
Prepaid expenses and other current assets	864,501	1,078,026
Total current assets	13,292,212	11,178,494

Finance receivables, less current portion	396,623	121,624
Property and equipment, net	3,631,356	2,081,909
Intangibles, net	4,069,253	4,845,053
Goodwill	7,663,208	7,663,208
Other assets	172,558	90,090
Total assets	$29,225,210	$25,980,378

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,880,970	$3,794,691
Accrued expenses	1,574,419	1,393,356
Current obligations under long-term debt	318,902	494,850
Total current liabilities	5,774,291	5,682,897

Long-term debt, less current portion	305,712	325,209
Total liabilities	6,080,003	6,008,106

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000
Series A convertible preferred- Authorized shares 900,000;
Issued and outstanding shares- 469,615 and 510,270, respectively (liquidation preference of $14,924,128 and $15,451,307, respectively)	3,326,717	3,614,554
Common stock, no par value:
Authorized shares- 640,000,000;
Issued and outstanding shares-22,728,201 and 15,423,022, respectively	207,977,707	194,948,693
Accumulated deficit	(188,159,217)	(178,590,975)
Total shareholders’ equity	23,145,207	19,972,272
Total liabilities and shareholders’ equity	$29,225,210	$25,980,378

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues:
Equipment sales	$1,280,214	$883,318	$4,914,674	$4,166,927
License and transaction fees	2,413,312	1,425,614	6,377,326	4,207,113
Total revenues	3,693,526	2,308,932	11,292,000	8,374,040

Cost of equipment	738,431	608,943	3,128,666	2,939,529
Cost of services	1,659,500	1,108,805	4,828,222	3,274,789
Cost of sales	2,397,931	1,717,748	7,956,888	6,214,318
Gross profit	1,295,595	591,184	3,335,112	2,159,722

Operating expenses:
Selling, general and administrative	3,200,739	3,755,245	11,623,882	11,971,078
Depreciation and amortization	395,598	381,388	1,181,029	1,188,420
Total operating expenses	3,596,337	4,136,633	12,804,911	13,159,498
Operating loss	(2,300,742)	(3,545,449)	(9,469,799)	(10,999,776)

Other income (expense):
Interest income	9,226	38,700	36,863	263,237
Interest expense	(18,622)	(23,804)	(48,758)	(76,942)
Total other income (expense), net	(9,396)	14,896	(11,895)	186,295
Net loss	(2,310,138)	(3,530,553)	(9,481,694)	(10,813,481)
Cumulative preferred dividends	(352,436)	(382,703)	(735,139)	(772,997)
Loss applicable to common shares	$(2,662,574)	$(3,913,256)	$(10,216,833)	$(11,586,478)

Loss per common share (basic and diluted)	$(.12)	$(0.26)	$(0.47)	$(0.76)

Weighted average number of common shares outstanding (basic and diluted)	22,730,828	15,345,492	21,752,580	15,236,442

See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A Convertible Preferred Stock	Common Stock	Accumulated Deficit	Total
Balance, June 30, 2009	$3,614,554	$194,948,693	$(178,590,975)	$19,972,272
Issuance of 7,285,792 shares of common stock at $2.00 per share less issuance costs of $1,613,425		12,958,159		12,958,159
Issuance of 24,500 fully-vested shares of common stock to employees and vesting of shares granted under the 2008 Stock Incentive Plan		80,523		80,523
Retirement of 5,113 shares of common stock		(9,668)		(9,668)
Retirement of 40,655 shares of preferred stock	(287,837)		(86,548)	(374,385)
Net loss	-	-	(9,481,694)	(9,481,694)
Balance, March 31, 2010	$3,326,717	$207,977,707	$(188,159,217)	$23,145,207

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	March 31,
	2010	2009
Operating activities
Net loss	$(9,481,694)	$(10,813,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Charges incurred in connection with the vesting and issuance of common stock for employee compensation	80,523	1,114,671
Charges incurred (reduced) in connection with the Long-term Equity Incentive Program	69,353	(375,866)
Bad debt expense	47,815	40,552
Amortization	775,800	781,779
Depreciation, $113,913 and $64,201 of which is allocated to cost of services for the nine months ended March 31, 2010 and 2009	519,142	470,842
Changes in operating assets and liabilities:
Accounts receivable	(779,318)	1,675,914
Finance receivables	(351,183)	357,542
Inventory	(2,164,017)	(11,162)
Prepaid expenses and other assets	217,048	304,444
Accounts payable	86,279	(901,231)
Accrued expenses	111,710	265,055
Net cash used in operating activities	(10,868,542)	(7,090,941)

Investing activities
Purchase of property and equipment, net	(339,441)	(170,447)
Net proceeds from redemption/sale of available-for-sale securities	-	6,875,000
Net cash provided by (used in) investing activities	(339,441)	6,704,553

Financing activities
Net proceeds from the issuance (retirement) of common stock	12,948,491	(364,597)
Payments for the (retirement) of preferred stock	(374,385)	(88,048)
Proceeds from issuance of long-term debt	7,500	-
Repayment of long-term debt	(501,273)	(691,403)
Net cash provided by (used in) financing activities	12,080,333	(1,144,048)

Net increase (decrease) in cash and cash equivalents	872,350	(1,530,436)
Cash and cash equivalents at beginning of period	6,748,262	9,970,691
Cash and cash equivalents at end of period	$7,620,612	$8,440,255

Supplemental disclosures of cash flow information:
Prepaid insurance financed with long-term debt	$85,991	$225,785
Prepaid maintenance contracts financed with long-term debt	$-	$37,429
Cash paid for interest	$51,792	$78,230
Equipment acquired under capital lease	$17,337	$424,612
Equipment acquired under long-term debt	$195,000	$-
Reclass of inventory to fixed assets for rental units	$1,516,811	$-

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

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the nine month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company has incurred losses from its inception through June 30, 2009 and losses have continued through March 2010 and are expected to continue during fiscal year 2010. The Company's ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and available capital resources. Until the Company's products and services can generate sufficient operating revenues, the Company will be required to use its cash and cash equivalents on hand, as well as raise capital to meet its cash flow requirements including the issuance of Common Stock and the exercise of outstanding Common Stock warrants.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

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

As of March 31, 2010 and June 30, 2009, available-for-sales securities consisted of $0, par value of auction rate securities (“ARS”). During the nine months ended March 31, 2009, the ARS broker-dealer purchased $6,875,000 of the Company’s ARS at par. As such, there were no unrealized losses recorded in the three or nine month periods ended March 31, 2009 in connection with these investments.

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

Equipment Rental

During the quarter ended December 31, 2009, the Company commenced a rental program, Jump Start, for its e-Port equipment devices. In accordance with ASC 840, “Leases”, the Company classifies the rental agreements as operating leases. For the three and nine months ended March 31, 2010, there was approximately $199,000 and $214,000, respectively of activation fee revenue related to Jump Start equipment included in equipment sales in the Consolidated Statements of Operations. There was also approximately $104,000 of service fee revenue related to Jump Start equipment included in license and transaction fees in the Consolidated Statements of Operations for both the three and nine months ended March 31, 2010.  Cost for the Jump Start revenues, which consists of depreciation expense on the Jump Start equipment, approximated $17,000 for both the three and nine months ended March 31, 2010, and was included in cost of services in the Consolidated Statements of Operations. At March 31, 2010 $1,499,923 of e-Port equipment utilized by the Jump Start program was included in property and equipment, net on the consolidated balance sheet.

Income Taxes

No provision for income taxes has been made for the nine months ended March 31, 2010 and 2009 given the Company’s losses in 2010 and 2009 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

Our ability to utilize net operating loss carryforwards (NOLs) available for federal income tax purposes, subject to the rules of Section 382 of the Internal Revenue Code, was evaluated during the three months ended March 31, 2010.  The evaluation resulted in limiting the NOLs available for federal income tax purposes as of June 30, 2009 from approximately $153,833,000 to $105,162,314. The reduction had no impact on the Company’s Consolidated Statements of Operations for the three or nine months ended March 31, 2010 and 2009.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.  Accounting Policies (Continued)

Shared-Based Payment

The Company applies ASC Topic 718 “Stock Compensation” which requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company recorded stock compensation expense of $80,523 and $830,554 related to common stock grants and the vesting of shares previously granted to employees and officers, excluding the Long-term Equity Incentive Program (the “LTIP Program”), during the nine months ended March 31, 2010 and 2009, respectively. There were no common stock options granted, vested or recorded as expense during the nine month ended March 31, 2010 and 2009.

On February 4, 2009, the Board of Directors approved the recommendation of the Compensation Committee that the final twelve month measuring period under the LTIP Program be changed from the fiscal year ending June 30, 2009 to the fiscal year ending June 20, 2010. The foregoing was approved by the Board as it did not believe it would be appropriate to reward senior management with bonuses during the current economic slowdown. Accordingly, during the three months ended March 31, 2009, the Company recorded a reduction to stock compensation expense of $107,458, representing the total stock compensation expense accrued, to date, for the 2009 fiscal year. During the nine months ended March 31, 2009 the Company recorded a reduction to stock compensation expense of $375,866 related to the LTIP Program. During the three months ended March 31, 2010, the Company recorded a reduction in stock compensation expense of $35,377, resulting in a total of $69,353 of stock compensation expense recorded for the nine months then ended, related to the vesting of shares under the fiscal year 2010 LTIP Program.

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

2.  Finance Receivables

Finance receivables consist of the following:

	March 31	June 30
	2010	2009
	(unaudited)
Notes receivable	$52,528	$334,552
Lease receivables	633,207	-
Total finance receivables	685,735	334,552
Less current portion	289,112	212,928
Non-current portion of finance receivables	$396,623	$121,624

3.  Accrued Expenses

Accrued expenses consist of the following:

	March 31	June 30
	2010	2009
	(unaudited)
Accrued compensation and sales commissions	$593,062	$318,792
Accrued proxy costs and legal settlement	10,830	-
Accrued professional fees, exclusive of proxy costs	359,021	439,759
Accrued taxes and filing fees	219,470	206,875
Advanced customer billings	100,455	101,942
Accrued share-based payment liability	69,353	-
Accrued other	222,228	325,988
	$1,574,419	$1,393,356

USA Technologies, Inc.
Notes to Consolidated Financial Statements

4.  Long-Term Debt

Long-term debt consists of the following:

	March 31	June 30
	2010	2009
	(unaudited)
Capital lease obligations	$337,724	$580,383
Loan agreements	286,890	239,676
Total long-term debt	624,614	820,059
Less current portion	318,902	494,850
Non-current portion of long-term debt	$305,712	$325,209

During July 2009, the Company financed a portion of the premiums for various insurance policies totaling $85,991 due in nine monthly installments at an interest rate of 5.1%. During July 2009, the Company also entered into a capital lease for office equipment. The lease total of $24,837 is due in 48 monthly installments at an interest rate of 12.1%.

During March 2010, the Company financed the purchase of computer equipment totaling $195,000 due in 36 monthly installments at an interest rate of 4.95%. $195,000 of restricted cash serves as security for this loan. Accordingly, $61,817 and $133,183 of restricted cash is classified as current and non-current other assets, respectively, on the Consolidated Balance Sheet at March 31, 2010.

5.  Common Stock and Preferred Stock

During the nine months ended March 31, 2010, the Company retired 40,655 shares of its Preferred Stock it purchased on the open market at prices from $8.50 to $9.00 per share for a total of $374,385, including fees.

During the nine months ended March 31, 2010, and as permitted under his employment agreement, an executive officer cancelled an aggregate of 5,113 shares of Common Stock held by him in order to satisfy an aggregate of $9,668 of payroll tax withholding obligations related to shares of Common Stock which vested during January and June 2009.

On August 7, 2009, the Company closed a rights offering, and received $14,571,584 of gross proceeds. The net cash proceeds, after deduction of fees and expenses, including dealer-manager fees, was $13,041,332. The proceeds are being used for general corporate purposes, including working capital and to finance e-Ports which may be utilized in the Quick Start Program. In addition, the Company issued a total of 291,432 warrants to the dealer-managers to purchase the Company’s Common Stock at $2.20 per share at any time through August 6, 2012.

William Blair & Company and Maxim Group LLC acted as the dealer-managers for the rights offering and MacKenzie Partners, Inc. acted as the information agent.

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

On March 16, 2010, the Company filed two registration statements with the Securities and Exchange Commission covering up to $12,000,000 of common stock and related warrants. The first registration statement (file no. 333-165515) relates to a registered direct offering of up to $3,000,000, and the second registration statement (file no. 333-165516) relates to a non-transferable subscription rights offering to subscribe for common stock and related warrants of up to $12,000,000 (less the offering proceeds of the registered direct offering).

During September 2009, the Company entered into an Amended and Restated Employment Agreement with Mr. Jensen, the Company’s chief executive officer, and Mr. Herbert, the Company’s chief operating officer, which replaced their prior employment agreements. As part of the amendments, Mr. Jensen was granted 30,000 shares of Common Stock under the 2008 Stock Incentive Plan valued at $1.75 per share which vested/vest as follows: 10,000 on October 1, 2009; 10,000 on April 1, 2010; and 10,000 on October 1, 2010; Mr. Herbert was also granted 9,000 shares of Common Stock under the 2008 Stock Incentive Plan valued at $1.75 per share which vested/vest as follows: 3,000 on October 1, 2009; 3,000 on April 1, 2010; and 3,000 on October 1, 2010.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

6.  Common Stock Warrants

As of March 31, 2010, there were 10,608,087 Common Stock warrants outstanding, of which 9,108,087 were exercisable at exercise prices ranging from $2.20 to $7.70 per share. The remaining 500,000 and 1,000,000 warrants expiring on October 1, 2010 and October 1, 2011, respectively, are not exercisable until minimum performance hurdles in the First Data Joint Marketing Agreement are achieved.

7.  Commitments and Contingencies

Various legal actions and claims occurring in the normal course of business are pending or may be instituted or asserted in the future against the Company. The Company does not believe that the resolution of these matters will have a material effect on the financial position or results of operations of the Company.

The Company is committed to purchase, from a third party manufacturer, a certain number of e-Port equipment devices for a maximum of $3,600,000 by August 31, 2010. As of March 31, 2010, the remaining commitment is estimated at approximately $900,000 based on our purchase order pricing accepted by the manufacturer less the e-Port equipment devices purchased through March 31, 2010.

8.  Subsequent Events

On April 29, 2010, the registration statement relating to the registered direct offering (file no. 333-165515) was declared effective by the Securities and Exchange Commission. That registration statement covers the sale by the Company on a “best efforts” basis of shares of common stock and related three year warrants with an aggregate offering price of up to $3,000,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected, include, for example:

●	general economic, market or business conditions;

●	the ability of the Company to generate sufficient sales to generate operating profits, or to sell products at a profit;

●	the ability of the Company to raise funds in the future through sales of securities;

●	whether the Company is able to enter into binding agreements with third parties to assist in product or network development;

●	the ability of the Company to commercialize its developmental products, or if actually commercialized, to obtain commercial acceptance thereof;

●	the ability of the Company to compete with its competitors to obtain market share;

●	the ability of the Company to receive reductions from the credit card companies of transaction processing charges in the future as anticipated by the Company;

●	the ability of the Company to obtain reduced pricing from its manufacturers for its e-Port devices in the future as anticipated by the Company;

●	whether the Company’s customers purchase or lease e-Port devices in the future at levels currently anticipated by the Company;

●	whether the Company’s customers participate in the Jump Start program in the future at levels currently anticipated by the Company;

●	the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations, or to fund development and marketing of its products;

●	the ability of the Company to obtain approval of its pending patent applications;

●	the ability of the Company to satisfy its trade obligations included in accounts payable and accrued liabilities;

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

Results of Operations

Three months ended March 31, 2010

Revenues for the three months ended March 31, 2010 were $3,693,526 compared to $2,308,932 for the corresponding three-month period in the previous fiscal year. This $1,384,594 or 60% increase was due to increases in license and transaction fees of $987,698 or 69% and equipment sales of $396,896 or 45% as compared to the previous period. The increase in equipment sales was due to an increase in sales of approximately $368,000 in e-Port devices and approximately $65,000 in eSuds and other equipment, offset by a decrease of approximately $36,000 in business center equipment. Sales under the Quick Start program made up approximately $110,000 or 13% of the approximate $844,000 in e-Port equipment sales. The increase in license and transaction fees was primarily due to the increase in the number of units connected on our USALive® network.

During the three months ended March 31, 2010 the Company shipped approximately $1,411,000 of e-Port Edge devices pursuant to the Jump Start program, which were reclassified from inventory to property and equipment. Under the program, the Company continues to own the device utilized by the customer, and at the time of shipment of the device, the customer would pay to the Company the one-time activation fee and shipping and handling charges and are included in equipment sales in the Consolidated Statements of Operations. Monthly service fees and rental fees, if any, generally commence the month after shipment of the device, and the Company would receive transaction processing fees generated from the device after installation, and are included in license and transaction fees in the Consolidated Statements of Operations.

In regards to license fees, as of March 31, 2010, the Company had approximately 73,000 devices connected to the USALive® network as compared to approximately 48,000 devices as of March 31, 2009, an increase of approximately 52%. In addition, our customer base increased with approximately 125 new e-Port customers added during the three months ended March 31, 2010.

In regards to transaction fees, during the quarter ended March 31, 2010, the Company processed approximately 9.7 million transactions totaling approximately $17.2 million as compared to approximately 5.8 million transactions totaling approximately $11.4 million during the quarter ended March 31, 2009, an increase of approximately 67% in transaction volume and approximately 51% in dollars processed.

Cost of sales for the period totaled $2,397,931 consisting of equipment costs of $738,431 and network and transaction services related costs of $1,659,500. The increase in total cost of sales of $680,183 or 40% over the same period in the prior year was due to increases in network and transaction services of $550,695 and equipment costs of $129,488. The increase in network and transaction services costs was directly related to increases in units connected to the network and processing volume. The increase in equipment costs related to higher equipment sales volume.

Gross profit for the three months ended March 31, 2010 was $1,295,595, compared to a gross profit of $591,184 for the corresponding three-month period in the previous fiscal year, an increase of $704,411, of which approximately $267,000 is attributable to equipment sales and approximately $437,000 from license and transaction fees. The increase in equipment sales gross profit primarily related to activation fees on units shipped under the Company’s Jump Start program. The gross profit increase related to license and transaction fee revenue was primarily due to the recently negotiated amendment to a supplier contract that reduced supplier costs and took effect in December 2009, as well as an increase in the number of devices connected to the network. Percentage based total gross profit (“GP”) increased overall from 26% to 35%, equipment sales GP increased from 31% to 42%, and license and transaction fees GP increased from 22% to 31%.

Selling, general and administrative expense of $3,200,739 decreased by $554,506, or 15%, primarily due to decreases in compensation and benefit expenses of approximately $293,000, professional services of approximately $154,000, and bad debt expense of approximately $88,000. These decreases were mainly attributable to cost reduction measures taken by the Company during the third quarter of fiscal 2009. As reported in the Form 8-K Current Report of the Company dated February 4, 2010, we settled the proxy contest and related litigation in connection with our annual meeting of shareholders originally scheduled for December 15, 2009, and which was postponed until June 15, 2010. For the three months ended March 31, 2010 proxy contest and litigation costs (net of insurance carrier contribution), approximated $59,000. Selling, general and administrative expense excluding the proxy contest and litigation costs was $3,141,982 a decrease of $613,263 or 16% as compared to the same period in the prior fiscal year.

Compensation and benefit expenses decreased by a net amount of approximately $293,000 primarily due to decreases of approximately $370,000 in salary and benefit as a result of reduced head count, which were offset by increases in employee stock incentive program expense of approximately $72,000 due to changes in expected vesting of share awards and stock price and commission expense of approximately $5,000.

The quarter ended March 31, 2010 resulted in a net loss of $2,310,138 (including approximately $0.4 million of non-cash charges) compared to a net loss of $3,530,553 (including approximately $0.6 million of non-cash charges) for the quarter ended March 31, 2009. Net loss for the three quarter ended March 31, 2010 was the lowest quarterly net loss since our shares become listed on the NASDAQ Stock Market in March 2007.

Nine months ended March 31, 2010

Revenues for the nine months ended March 31, 2010 were $11,292,000 compared to $8,374,040 for the corresponding nine-month period in the previous fiscal year. This $2,917,960 or 35% increase was due to increases in license and transaction fees of $2,170,213 or 52% and equipment sales of $747,747 or 18%, as compared to the previous period. The increase in equipment sales was due to an increase in sales of approximately $1,142,000 in e-Port devices and approximately $53,000 in energy management equipment offset by a decrease of approximately $373,000 in business center equipment and approximately $74,000 in eSuds equipment. Sales under the Quick Start Program made up approximately $1,193,000 or 35% of the approximate $3,400,000 in e-Port equipment sales. The increase in license and transaction fees was primarily due to the increase in the number of units connected on the USALive® network.

During the nine months ended March 31, 2010 the Company shipped approximately $1,517,000 of e-Port Edge devices pursuant to the Jump Start program, which were reclassified from inventory to property and equipment. Under the program, the Company continues to own the device utilized by the customer, and at the time of shipment of the device, the customer would pay to the Company the one-time activation fee and shipping and handling charges and are included in equipment sales in the Consolidated Statements of Operations. Monthly service fees and rental fees, if any, generally commence the month after shipment of the device, and the Company receives transaction processing fees generated from the device after installation, and are included in license and transaction fees in the Consolidated Statements of Operations.

In regards to license fees, as of March 31, 2010, the Company had approximately 73,000 devices connected to the USALive® network as compared to approximately 48,000 devices as of March 31, 2009. In addition, our customer base increased with approximately 375 new e-Port customers added since June 30, 2009, totaling approximately 900 e-Port customers at March 31, 2010.

In regards to transaction fees, during the nine months ended March 31, 2010, the Company processed approximately 25.2 million transactions totaling approximately $46.8 million as compared to approximately 15.6 million transactions totaling over $33.6 million during the nine months ended March 31, 2009, an increase of 62% in transaction volume and 39% in dollars processed.

Cost of sales for the period totaled $7,956,888, consisting of equipment costs of $3,128,666 and network and transaction services related costs of $4,828,222. The increase in total cost of sales of $1,742,570 or 28% over the same period in the prior year was due to increases in network and transaction services of $1,553,433 and equipment costs of $189,137. The increase in network and transaction services costs was directly related to increases in units connected to the network, processing volume, as well as increases in costs from third party transaction suppliers for the first six months of the 2010 fiscal year. The increase in equipment costs was due to an increase of approximately $300,000 in equipment costs related to higher equipment sales volume, offset by a decrease of approximately $110,000 related to our estimate for product warranty liabilities.

Gross profit for the nine months ended March 31, 2010 was $3,335,112, compared to a gross profit of $2,159,722 for the corresponding nine-month period in the previous fiscal year, an increase of $1,175,390, of which $558,610 is attributable to equipment sales and $616,780 from license and transaction fees. The increase in equipment sales gross profit of approximately $560,000 was a result of an approximate $450,000 increase in gross profit on higher equipment sales and approximately $110,000 related to a reduction in product warranty liabilities. The approximate $615,000 increase in gross profit related to license and transaction fee revenue was generated by additional devices connected to our network, offset by increased transaction supplier charges incurred during the first six months of the 2010 fiscal year. The reduction in supplier costs associated with a recently negotiated amendment to a supplier contract took effect in December. Therefore, the full impact of the new negotiated agreement was not realized until the quarter ended March 31, 2010. Percentage based total gross profit (“GP”) increased overall from 26% to 30%, equipment sales GP increased from 29% to 36%, and license and transaction fees GP increased from 22% to 24%. Considering the reduction for product warranty liabilities and for comparability purposes, GP would have been as follows for the nine months ended March 31, 2010 had the change not been made – total GP would have increased to 29%, equipment sales GP would have increased to 34%, and license and transaction fees GP would have remained at 24% as it was not affected by the reduction.

Selling, general and administrative expense of $11,623,882 decreased by $347,196, or 3%, primarily due to a decrease in compensation and benefit expenses of approximately $1,157,000 and decreases in other professional services of approximately $510,000, travel and entertainment of approximately $136,000 and product development of approximately $115,000, offset by an increase in professional services related to the proxy contest and related litigation of approximately $1,579,000 (net of insurance carrier contribution) Of the approximate $1,579,000 in proxy contest and litigation costs (net of insurance carrier contribution), approximately $710,000 (net of insurance carrier contribution) was for the legal settlement, approximately $200,000 (net of insurance carrier contribution) was for legal expenses of the Company related to the litigation and approximately $669,000 was for proxy contest costs. Selling, general and administrative expense excluding the proxy contest and litigation costs was $10,045,254 a decrease of $1,925,824 or 16% as compared to the same period in the prior fiscal year, primarily due to cost reduction measures taken by the Company during the third quarter of fiscal 2009.

Compensation expense decreased by a net amount of approximately $1,157,000 primarily due to decreases of approximately $1,639,000 in salary and benefit expenses as a result of reduced head count, offset by an increase in employee stock incentive program expenses of approximately $445,000 due to changes in expected vesting of share awards and stock price and increases in commission expense of approximately $37,000.

The nine-month period ended March 31, 2010 resulted in a net loss of $9,481,694 (including approximately $1.5 million of non-cash charges) compared to a net loss of $10,813,481 (including approximately $2.0 million of non-cash charges) for the nine-month period ended March 31, 2009. Net loss for the nine-month period ended March 31, 2010 was the lowest nine month net loss since our shares become listed on the NASDAQ Stock Market in March 2007.

Liquidity and Capital Resources

For the nine month period ended March 31, 2010, net cash of $10,868,542 was used by operating activities, primarily due to the net loss of $9,481,694 offset by non-cash charges totaling $1,492,633 for transactions involving the vesting and issuance of common stock for employee and officer compensation, bad debt expense and the depreciation and amortization of assets. In addition, the Company’s net operating assets increased by $2,879,481 due to increases in accounts and finance receivables and inventory, offset by a decrease in prepaid expenses, other assets, in accounts payable and accrued expenses.

The Company received net cash of $12,080,333 from financing activities during the nine months ended March 31, 2010 primarily due to net cash proceeds from the issuance of common stock under the subscription rights offering of $12,958,159 which closed in August 2009, offset by debt repayments of $501,273, the purchase of $374,385 of preferred stock in the open market, which was subsequently canceled and retired and the cancellation and retirement of $9,668 of Common Stock which had been held by an executive officer in order to satisfy payroll withholding tax obligations of the executive officer in connection with shares of Common Stock which vested during January and June 2009.

The Company has incurred losses since inception. Our accumulated deficit through March 31, 2010 is composed of cumulative losses amounting to approximately $185,400,000 and preferred stock dividends converted to common stock of approximately $2,700,000. The Company has continued to raise capital through equity offerings to fund operations.

As of March 31, 2010 the Company had $7,620,612 of cash and cash equivalents on hand.

Our cash-based selling, general and administrative (“SG&A”) expenses during the nine months ended March 31, 2010 were approximately $11,409,000, of which approximately $1,579,000 related to the proxy contest and related litigation in connection with our annual shareholders’ meeting. Assuming that the Company's operating assets and liabilities remain constant and cash-based SG&A expenses (outside of the proxy contest and related litigation costs) of approximately $1,092,000 and its average monthly gross profit of $371,000 earned during the nine months ended March 31, 2010 would continue (outside of the warranty liability reduction), the Company’s average monthly cash used in operating activities would be approximately $721,000. Based on the foregoing, the Company’s existing cash and cash equivalents as of March 31, 2010 should provide sufficient funds to meet the Company’s cash requirements, including capital expenditures and repayment of long-term debt, through at least December 31, 2010.

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2010. Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified  in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There have been no changes during the quarter ended March 31, 2010 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

As reported in the Company’s Form 10-Q for the quarter ended December 31, 2009, on February 4, 2010, the Company and the dissident shareholders settled the proxy contest and related litigation relating to the annual meeting of shareholders which had originally been scheduled for December 15, 2009.

The annual meeting which had originally been scheduled for December 15, 2009 has been rescheduled for June 15, 2010, and the record date for shareholders entitled to notice of and to vote at the annual meeting is the close of business on April 23, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of Equity Securities during the Quarter ended March 31, 2010

The following table provides information relating to the Company’s purchases of its Series A Convertible Preferred Stock during the quarter ended March 31, 2010:

Period	Total number of shares (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that yet may be purchased under the plans or programs (2)

January 1 through January 31, 2010: Series A Convertible Preferred Stock	18,742	$ 8.95	18,742	$ 219,525

March 1 through March 31, 2010: Series A Convertible Preferred Stock	300	$ 8.50	300	$ 216,975
Total, Preferred	19,042	$ 8.94	19,042	$ 216,975

(1) The Board of Directors authorized the purchase by the Company in the open market of up to $1,000,000 of Common Stock or Series A Preferred Stock through June 30, 2010. All purchases of Common Stock must be in compliance with the Securities and Exchange Commission’s Rule 10b-18.
(2) Reflects dollar amount available for purchase of either Common Stock and/or Preferred stock under the plan as of March 31, 2010.

Item 3.   Defaults Upon Senior Securities

There were no defaults on any senior securities. However, on February 1, 2010, an additional $352,436 of dividends were accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of March 31, 2010 are $10,227,978. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

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

USA TECHNOLOGIES, INC.

Date: May 3, 2010	/s/ George R. Jensen, Jr.
George R. Jensen, Jr., Chairman and
Chief Executive Officer

Date: May 3, 2010	/s/ David M. DeMedio
David M. DeMedio,
Chief Financial Officer