Form 10-K
period 2010-06-30
USA TECHNOLOGIES INC
filed 2010-09-21
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number 000-50054

USA Technologies, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2679963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Deerfield Lane, Suite 140, Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)

(610) 989-0340
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered
Common Stock, no par value Series A Convertible Preferred Stock Warrants to Purchase Common Stock	The NASDAQ Stock Market LLC

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
Yes ☐ No ☐

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
Yes ☐ No ☒

The aggregate market value of the voting common equity securities held by non-affiliates of the Registrant was $29,497,056 as of the last business day of the most recently completed second fiscal quarter, December 31, 2009, based upon the closing price of the Registrant’s Common Stock on that date.

As of August 31, 2010, there were 25,910,608 outstanding shares of Common Stock, no par value.

USA TECHNOLOGIES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected, include, for example:

●	general economic, market or business conditions;

●	the ability of the Company to generate sufficient sales to generate operating profits, or to sell products at a profit;

●	the ability of the Company to raise funds in the future through sales of securities;

●	whether the Company is able to enter into binding agreements with third parties to assist in product or network development;

●	the ability of the Company to commercialize its developmental products, or if actually commercialized, to obtain commercial acceptance thereof;

●	the ability of the Company to compete with its competitors to obtain market share;

●	the ability of our Company to receive reductions from the credit card companies of transaction processing charges in the future;

●	the ability of our Company to obtain reduced pricing from its manufacturers for its ePort devices in the future as currently anticipated by our company;

●	whether our Company’s customers lease or purchase ePort devices in the future at levels currently anticipated by our company;

●	whether the Company’s customers participate in the Jump Start program in the future at levels currently anticipated by the company;

●	the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations, or to fund development and marketing of its products;

●	the ability of the Company to obtain approval of its pending patent applications;

●	the ability of the Company to satisfy its trade obligations included in accounts payable and accrued liabilities;

●
the ability of the Company to predict or estimate its future quarterly or annual revenues and expenses given the developing and unpredictable market for its products and the lack of established revenues;

●	whether our shares would continue to meet the eligibility requirements for continued listing on The NASDAQ Stock Market, LLC;

●	the ability of the Company to retain key customers from whom a significant portion of its revenues is derived;

●	the ability of a key customer to reduce or delay purchasing products from the Company; and

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

USA TECHNOLOGIES, INC.

PART I

Item 1. Business.

OVERVIEW

We are a leading provider of technology-enabled solutions that facilitate electronic payment transactions and value-added services within the unattended Point of Sale (“POS”) market. Since our incorporation in 1992 in the Commonwealth of Pennsylvania, we have designed and marketed systems and solutions that facilitate electronic payment options, as well as the ability to remotely monitor, control and report on the results of distributed assets such as vending machines, kiosks, personal computers, photocopiers, and laundry equipment. Historically, these distributed assets have relied on cash for payment in the form of coins or bills, whereas, our systems allow them to accept card-based payments such as through the use of a credit card. We derive revenues from both the sale, lease and rental of our POS terminals and transaction fees on installed products. As of June 30, 2010, the Company had approximately 82,000 devices connected to its network. During the year ended June 30, 2010, the Company processed approximately 36.9 million transactions totaling over $67.6 million, representing a 65% increase in transaction volume and a 44% increase in dollars processed from the previous fiscal year ended June 30, 2009.

Our solutions consist of POS electronic payment devices, proprietary operating systems, certified payment software and reporting and communication capabilities. Our solutions are able to process traditional magnetic stripe credit and debit cards, as well as contactless / radio frequency identification (“RFID”) devices. Our proprietary POS solutions enable electronic micro-payments at unattended POS locations.

Our customers are primarily vending machine owners and operators; business center operators, which include hotels and audio visual companies; commercial laundry operators servicing colleges, universities and multi-family housing; brand marketers wishing to provide their products or services via kiosks or vending machines; and equipment manufacturers that would like to incorporate our networked devices (e.g. remote monitoring, reporting and control as well as cashless payments) into their products. The functionality of our solutions includes the flexibility to execute a variety of payment applications on a single system, transaction security, connectivity options, compliance with certification standards, and centralized, accurate, real-time sales and inventory data to manage distributed assets.

The Company also manufactures and sells energy management products which reduce the electrical power consumption of equipment, such as refrigerated vending machines and glass front coolers, thus reducing the electrical energy costs associated with operating this equipment. We derive equipment revenues from our energy management products through the sale of the product.

We have an 18 year history in our industry, a recognized brand name, value proposition for our customers, and reputation of innovation in our product and services. We believe that the foregoing positions us to capitalize on industry trends.

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

Shift toward electronic payment transactions and away from cash and checks

There has been a shift away from paper-based methods of payment, including cash and checks, towards electronic-based methods of payment. While consumers continue to use checks and cash to pay for goods and services, there is a migration towards the use of card-based payment to purchase items. According to The Nilson Report, a news and research publication on consumer payment systems, electronic payment transaction volume surpassed paper-based transaction volume for the first time in 2006, continuing the trend of migration of consumer transactions from paper-based to electronic payments. According to the December 2009 Nilson Report, U.S. the four card-based systems—credit, debit, prepaid and electronic benefits transfer—generated $3.59 trillion. Payment transactions using credit cards, debit cards, prepaid cards and EBT cards totaled 66.74 billion in 2008—up 6.7%. By 2013, card-based purchases are projected to be at nearly $4.5 trillion with over 89 billion transactions projected for this same period.

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

Increased Participation from Card Associations. According to KioskCom 2008, less than 5% of the approximate eight million traditional beverage and food vending machines in the U.S. accept card payment. With the volume of credit and debit transactions exceeding cash transactions, consumers have clearly shown a preference for card payments. More importantly, the unattended POS market represents a sizeable and attractive growth market for card associations and electronic payment companies. Card associations have been helping accelerate the conversion of the unattended POS industry from a primarily cash-only industry to a card-accepting marketplace. For example, the major credit card associations agreed to waive the signature requirements for purchases of less than $25 making it faster and more efficient to utilize POS terminals with distributed assets. Additionally, the card associations are encouraging unattended POS electronic payment technology by seeding this market through purchases of unattended POS electronic payment devices. Specifically, we have received, to date, approximately $7.8 million for approximately 22,000 ePort® devices from the card associations. These purchases were in collaboration with owners and operators of vending machines in the U.S., and in our opinion helps increase market adoption in the unattended POS electronic payments industry. Our historical data demonstrates that approximately 23% of all of the transactions on traditional beverage and food vending machines utilizing our ePort® terminals consist of credit/debit card transactions.

Favorable Legislation. The revisions to Regulation E by the Federal Reserve eliminate the requirement to provide a receipt for debit card purchases under a specified dollar amount. The rule, effective August 6, 2007, eliminated the receipt requirement for transactions of $15 or less. Previously, Regulation E required that a paper receipt be made available to consumers for all electronic fund transfer systems, including small-dollar transactions such as vending machines in which consumers may not expect a receipt. In many of these environments, the cost and operational challenges of receipt printing limited the deployment of electronic payment acceptance terminals.

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

Kiosk. According to IHL Consulting Group Market Study dated July 1, 2010, approximately $678 Billion was transacted through self‐service kiosks in 2009, which represents an increase of 9.7% from the previous year. Furthermore, IHL projects that spending at self-service kiosks will grow approximately 10% during 2010 and that demand for self-service kiosks should push sales at these terminals to over $1 trillion by 2014. Kiosks are becoming increasingly popular as self-service “specialty” shops within larger retail environments. Value-added services, such as photo enlargement and custom imaging are a prominent example, located within many major retailers. As merchants continue to seek new ways to reach their customers outside of retail locations and mobile and electronic payment technology make this expansion more plausible, we believe electronic payment system providers that can service the payment needs of kiosk-driven transactions will be able to offer retailers, card associations, card issuers and payment processors an expanding value proposition at the POS.

Commercial Laundry. According to a 2010 Report on Dry cleaning and Laundry Services published by Anything Research, the current size of the laundry services market is $22.4 billion, and although the industry experienced revenue declines by -5% in 2009 compared to 2008, long term forecasts for the industry project positive growth.  The Dry Cleaning and Laundry Facilities Industry Profile published by First Research dated June 21, 2010, states that the laundry services industry includes about 30,000 companies. Major companies include Coinmach Service, DRYCLEAN USA, Mac-Gray, and Martin Franchises. The industry includes about 20,000 companies that provide retail laundry and dry cleaning services, and 10,000 that provide services through coin-operated laundromats. The coin-laundry segment is fragmented: the 50 largest firms generate about 40 percent of revenue. This segment of the business is made up of both coin-op laundries and coin-op machines located in multi-family housing developments such as apartments, condominiums and universities. The Coin Laundry Association points out that “...coin laundries thrive in periods of both growth and recession. During periods of recession, when home ownership decreases, the self-service laundry market expands as more people are unable to afford to repair, replace or purchase new washers and dryers, or as they move to apartment housing with inadequate or nonexistent laundry facilities.” The self-service laundry market consists of an estimated primary customer base of 86 million people living in rental housing, as of the 2000 U.S. Census. A secondary customer base consists of the over 2 million resident college and university students in the US (U.S. Census Bureau, 2004). We reach our target market primarily via the seven largest laundry operators in the US.

Single Cup/Office Coffee Service (OCS). In 2008/2009, OCS sales posted a 5 percentage point decline from the prior 12-month period, marking the first setback since 2003/2004. OCS revenues totaled $3.9 billion in 2008/2009, according to the 2009 Automatic Merchandiser State of the Coffee Service Industry Report, July 2009. According to this same publication, the 4-year gain from 2003/2004 to 2007/2008 was the longest consistent growth trend in the industry’s history, driven by higher pricing and investment in better quality products and equipment, and that the decline in sales was a direct result of declining worksite populations and employer cost cutting. .According to the National Coffee Association 2008 National Coffee Drinking Trends survey, 2007 was the first year that daily coffee consumption among adults surpassed soft drink consumption and its more recent study proved daily consumption of coffee beverages among consumers remained consistent in 2009 with 54 percent of the overall adult population partaking. We have entered into a contract with Starbucks pursuant to which Starbucks will offer coffee in unattended locations using the ePort Cashless payment system.

Business Centers. According to the American Hotel & Lodging Association, the hotel and lodging industry is a nearly $134 Billion industry with approximately 47,000 hotels in the United States and 300,000 worldwide during 2008. With the increased globalization of our economies and the increased need for travel both for personal and business, there remains a demand for unattended business center availability in hotels, with ever-greater percentages of travelers needing and expecting use of computers, printers, fax machines, copiers, and other business services.

OUR COMPETITIVE STRENGTHS

We believe that we benefit from a number of advantages gained through our 18-year history in our industry. They include:

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

Large Installed Base. We have a large installed base of unattended POS electronic payment systems. As of June 30, 2010, we had approximately 82,000 connections to our network. Our technology provides POS payment solutions as well as real-time POS and diagnostic data to our customers. Our customers maintain both the payment solution as well as the real-time data with one provider rather than through multiple providers. Our installed base supports our sales and marketing infrastructure by enhancing our ability to establish or expand our market position. In addition, our large installed base of unattended POS electronic payment systems makes our proprietary operating systems a preferred choice on which third party developers can create value- added applications for broad distribution of their applications. Finally, our installed base provides several opportunities for referrals for new business, either from the merchant or operator of the deployed asset or through one of our several strategic relationships.

Attractive Value Proposition for Our Customers. We believe that our solutions provide our customers an attractive value proposition. Our solutions make possible increased purchases by consumers who in the past were limited to the physical cash value on-hand while making a purchase at an unattended terminal. Rather than search for coins or dollar bills to feed a vending machine, customers have the option of paying by card. We believe our solutions make possible increased convenience and a broader universe of potential customers – those with cash or electronic forms of payment. Furthermore, the cost of our solution continues to decrease making it more economically attractive for our customers to install our devices in their assets. Our historical data demonstrates that approximately 23% of all of the transactions on traditional beverage and food vending machines utilizing our ePort® terminals consist of credit/debit card transactions.

Large and Increasing Scale. During the year ended June 30, 2010, we generated total licensing and processing fees of $9.31 million, successfully processed approximately 36.9 million transactions accounting for more than $67.6 million in purchases and, as of June 30, 2010 had approximately 82,000 distributed assets such as vending machines, kiosks, copiers, personal computers, and laundry equipment connected to our network. We believe that our scale and footprint enable us to market and distribute our products more effectively and in more markets than most of our competitors, and to provide our customers with innovative, comprehensive and reliable system solutions.

Leading Research and Development. Our research and development initiatives focus on adding features and functionality to our system solutions through the development and utilization of our processing and reporting network and new technology. Since we began operations in 1992, we have been granted 78 patents and currently have 14 patent applications pending. We have developed innovative and reliable unattended POS electronic payment devices and solutions over the past several years. For example, our most recent cashless vending solution, the ePort EDGE™, was made available for sale to our customers during the fourth quarter of the 2009 fiscal year. Our new ePortG-8 is an integrated one-piece design, combining the card-reader and processor while enabling both magnetic swipe and RFID card transactions, and is 65% smaller than our previous G-7 model.

One-Stop Shop, End-to-End Solution. We believe that our ability to bundle the services included in our cashless payment solution, as well as the ability to tailor them to individual customer needs, makes it easy and efficient for our customers to adopt and deploy our technology, and results in a service unmatched in the vending market today. Other cashless payment solutions available in the market today require the operator to set up their own accounts for cashless processing, manage multiple service providers (i.e. hardware terminal manufacturer, wireless network provider and credit card processor), as well as leaves it to them to implement their cashless systems. Our solution provides all of the following, under one cohesive service umbrella;

•
A broad product line of devices or software, consisting of the ePort G8 which can accept multiple forms of cashless payment, from swipe and contactless and the 2010 NAMA-Innovation-Award-winning ePort EDGE.

•	Unique payment programs such as our QuickStart and JumpStart programs, which help operators acquire the ePort hardware without an up-front capital investment.

•
Our comprehensive end-to-end ePort Connect cashless payment service which includes merchant account set-up, wireless SIM activation, merchant services, over-the-air updates, and 24x7 customer service and support.

•
Business deployment planning services to help operators successfully deploy cashless payment systems. This program is based on extensive market data, which helps guide operators to the locations where cashless vending machines would be most successful.

OUR GROWTH OPPORTUNITY

Our objective is to enhance our position as a leading provider of technology that enables electronic payment transactions and value-added services at the unattended POS such as traditional beverage and food vending, kiosks and commercial laundry. The key elements of our strategy are to:

Leverage Existing Customers/Partners. We have a solid base of key customers across multiple markets (vending, kiosk, etc.) that have deployed our solutions. We have worked to build these relationships, drive future deployments, and develop customized network interfaces. Our customers have seen the benefits of our products and services first-hand and represent the largest opportunity to scale our solution. These customers are a key component of our plan to drive sales.

Expand Distribution in Core Markets. We have worked to develop a strong market presence in the vending and energy markets. Increasing sales and distribution to our largest customers is important to the long-term success of the Company, but we are intently focused on building a broader base of customers within these core markets to drive long term revenue and value. Our efforts in this regard have led the addition of 525 new customers during the fiscal year 2010.

Further Penetrate Attractive Adjacent Markets. We plan to continue to increase the functionality of our system solutions to address the specific needs of various markets. We currently focus on specific segments of unattended POS markets, including traditional beverage and food vending, kiosk, commercial laundry and business center industry sectors. We believe we have the ability to penetrate a much larger addressable market by selling or licensing our technologies to equipment makers of everyday devices such as toll booths, tire inflation and vacuum equipment, car washes and countless other devices. Using wired and/or wireless networks and centralized, server-based software applications, managers can remotely monitor, control, and optimize a network of devices regardless of where they are located. Networked devices enable cashless transactions, sales analysis, remote monitoring, and optimized machine maintenance.

New Product Innovation. We are a leading innovator of technology that enables electronic payment transactions and value-added services at the unattended POS. We will continue enhancing our solutions in order to satisfy our customers and the end-consumers relying on our products at the POS. Our product innovation team enhances the design, size, speed of data transmission, security, and compatibility with other electronic payment solution providers’ technologies. We believe our continued product innovation will lead to further adoption in the unattended POS payments market. For example, our new ePort G-8™ solution is 65% smaller than our previous model, and the cost of the ePort EDGE™ is $199 per device.

Leverage Intellectual Property. We have been granted 78 patents which assert various claims, including claims relating to unattended payment processing, networking and energy management devices. In addition, we own numerous trademarks, copyrights, design rights and trade secrets. We will continue to leverage this intellectual property to add value for customers, attain an increased share of the market, address competition and attempt to generate licensing revenues.

Capitalize on High Growth Opportunities in International Markets. We currently are focused on the U.S. and Canadian market for our ePort devices and related network but may seek to establish a presence in emerging, high growth electronic payment markets in Europe, Asia and Latin America. In order to do so, we would have to invest in additional sales and marketing and research and development resources targeted towards these regions. Our energy management devices have been shipped to customers located in the U.S., Canada, Mexico, United Kingdom, Germany, France, Japan, Australia and the Philippines.

OUR PRODUCTS

Our products are available in several distinctive modular configurations, offering our customers flexibility to install a POS solution that best fits their needs and customer demands.

Intelligent Vending™. As of June 30, 2010, we have approximately 73,000 ePort® and other cashless devices on vending machines and kiosks operating for use by the general public that are connected to our ePort Connect® solution. Our ePort Connect® solution for the vending industry enables cashless payments at unattended POS vending machines. ePort Connect® is an end to end suite of cashless payment and telemetry services for the self service retail industries.

During fiscal year 2008, we introduced our ePort® G-7, which offer features of prior versions of the ePort G series such as the ability to accept RFID payment mediums, but also includes additional features including gift, loyalty and prepaid program support, as well as remote upgrade and increased remote diagnostics capabilities. Our latest improvement to Intelligent Vending™ is our ePort® G-8, which provides the same benefits of the G-7, plus important new features at a lower price. The G-8 solution is 65% smaller than the G-7, combines traditional mag-strip and RFID payment capabilities. In addition, our ePort Edge™ product became available for sale to customers during the fourth quarter of the 2009 fiscal year. The ePort Edge™ is a one piece design and is intended for those in the vending industry who want a magnetic swipe-only cashless system at a retail price of $199 per device. The retail price of the Edge device, under $200, represents a significant decrease in retail price of previous ePort devices, which retailed above $400 and $300 during the 2008 and 2009 fiscal years, respectively.

Kiosk. We provide an ePort® solution that utilizes our ePort® or software Client, USALive®, and our comprehensive technology support and customer service to offer an electronic payment option and web-based remote monitoring and management for all kiosk types. Our ePort® solution enables Kiosks to sell an increased variety of items and at a higher price point as compared to cash-only Kiosks as consumers are typically limited to the amount of available cash-on-hand. Kiosks permit a host of new services to become available at the point-of-demand, such as Sony’s self-service, Picture Station kiosks, where consumers can produce prints from their own digital media. In addition, our ePort® solution powers the POS solutions for unattended Kiosk providers such as Merit Megatouch, Fantasy Photobooth and AIR-serv. In October 2008 Starbucks chose our ePort® mobile solution to deliver their product to customers through coffee Kiosks.

Business Express® was originally developed to provide self-service business center solutions to the Hotel and Motel industry. With the introduction of the ePort® SDK and ePort® Transact®, our target market was expanded to include printer and copier dealers and manufacturers. The Business Express® solution includes the ePort® SDK for computer-based transactions such as a Public PC®, and the ePort® Transact® enables printers and copiers to accept credit and debit cards for payment. These products are coupled with our customer service support and ePort Connect® back-end system for payment processing and other value-added services.

ePort® Transact®, which became available in March 2010, is the latest version of our original payment technology system developed for self-service business center devices such as printers and copy machines. It is a cashless-transaction-enabling terminal that permits customers to use office equipment with a swipe for their credit or debit card. The ePort® Transact® can be sold as a stand-alone device to hotel, motel and other locations with business center needs, or to printer and copier dealers and manufacturers to be sold to their customers with the cashless option already installed.

eTransAct®, which became available in March 2010, is the latest version of our original payment technology system developed for self-service business center devices, such as fax machines and copiers, is a cashless transaction-enabling terminal that permits customers to use office equipment with the swipe of a major credit card. The eTransAct® device can be sold as a stand-alone unit for customers wishing to integrate it with their own office equipment.

As of June 30, 2010, we have approximately 900 Business Express® units installed nationwide with several of the major hotel chains.

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

Installations of our eSuds™ product have been completed at 56 universities and are serviced on approximately 7,400 washer and dryer machines. For example, installations of our eSuds™ product have been completed at Carnegie Mellon University, Rutgers University, Case Western Reserve, Johns Hopkins University, Temple University and others. We are working with resellers, such as BlackBoard, and distributors, such as Caldwell & Gregory, to install eSuds™ at other colleges and universities. The Company recently expanded e-Suds into multi-family housing with CoinMach, a firm which has indicated that it operates approximately 850,000 laundry machines in North America.

As of June 30, 2010, we had approximately 800 eSuds™ room controllers servicing approximately 7,400 washer and dryer machines.

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

Over-the-Air Update Capabilities. Automatic over-the-air updates to software, settings, and security protocol from our network to our ePort card reader keep our customers’ hardware up-to-date and enable customers to benefit from any advancement made after their hardware or software purchase.

OUR TECHNOLOGY-BASED SOLUTION

We believe that our ability to bundle our products and services, as well as the ability to tailor them to individual customer needs, makes it easy and efficient for our customers to adopt and deploy our technology, and results in a service unmatched in the vending market today. This one-stop-shop solution includes the ePort Connect® end-to-end payment and processing services and our cashless payment device or software for distributed assets such as vending machines, kiosks, laundry equipment, photocopiers or personal computers.

The Client. The Company offers its customers several different devices or software to connect their distributed assets. These range from software to hardware devices consisting of control boards, magnetic strip card readers, and RFID readers. The devices or software can be embedded inside the host equipment, such as ePort SDK™ software residing in the central processing unit of a Kiosk or Business Center computer; it can be integrated as part of the host equipment, such as our ePort® hardware that can be attached to the door of a vending machine; or it can be a peripheral, stand-alone terminal, such as our eTransAct® terminal for Copier Express.

ePort® is the Company’s core device, which is currently being utilized in vending and commercial laundry applications. Our ePort® product facilitates cashless payments by capturing the payment media and transmitting the information to our network for authorization with the payment system (e.g. credit card processors). Additional capabilities of our ePort® consist of control/access management by authorized users, collection of audit information (e.g. product or service sold, date and time of sale and sales amount), diagnostic information of the host equipment, and transmission of this data back to our network for web-based reporting.

eTransAct® is the latest version of the Company’s original cashless, transaction-enabling device developed for self-service business center equipment such as PCs, fax machines and copiers. Similar to ePort®, the eTransAct® capabilities include control/access management, collection of sales data (e.g. date and time of sale, sales amount and product or service purchased), and transmission back to our network for reporting to customers.

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

The Network. Our USALive® network is responsible for transmitting payment information from our terminals for processing as well as transmitting sales and diagnostic data for storage and reporting to our customers. Also, the network, through server-based software applications, provides remote management information and enables control of the networked device’s functionality. Through our network we have the ability to push software and update devices remotely enabling us to manage the devices (e.g., change protocol functionality, software upgrades, and change terminal display messages).

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

SALES AND MARKETING

The Company’s sales strategy includes both direct sales and channel development, depending on the particular dynamics of each of our markets. Our marketing strategy is diversified and includes media relations, direct mail, conferences and client referrals. As of August 31, 2010, the Company was marketing and selling its products through its full time staff consisting of eight people.

Direct Sales

We sell directly to the major operators in each of our target markets. Each of our target markets is dominated by a handful of large companies, and these companies comprise our primary customer base. In the vending sector, approximately ten large operators dominate the sector; in the commercial laundry sector, seven operators currently control the majority of the market. We also work directly with hoteliers for our eTransAct® and Business Express® products.

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

IMPORTANT RELATIONSHIPS

MasterCard International

In May 2007, MasterCard International, the Company, and Coca-Cola Enterprises, Inc. entered into an agreement to deploy 7,500 ePort® devices, as more fully described below. The Company had earned a total of approximately $3,248,000 in equipment revenues from this agreement, which was earned during the period of June 1, 2007 through October 31, 2007.

In November 2007, MasterCard International and the Company signed an agreement to deploy 4,051 ePort® devices that accept MasterCard “PayPass™” (the “November 2007 MasterCard Agreement”). The Company had earned a total of approximately $1,600,000 in equipment revenues from this agreement, which was earned during the period of December 1, 2007 through March 31, 2008.

AT&T Mobility

In November 2009, we signed an amendment to our existing agreement to use AT&T’s digital wireless wide area network for transport of data, including credit card transactions and inventory management data. The initial term of the amendment is for period of three years, expiring November 2012. At the end of the initial term, the agreement automatically renews for successive one year terms unless terminated by either party. AT&T is a provider of advanced wireless voice and data services for consumers and businesses, operating the largest digital wireless network in North America and the fastest nationwide wireless data network in the United States. We offer AT&T’s wireless services in connection with our ePort® devices which are utilized in the traditional beverage and food vending market in the U.S.

Coca-Cola Enterprises, Inc.

In February 2007, we entered into a three-year Supply and Licensing Agreement with Coca-Cola Enterprises, Inc. (“CCE”), the world’s largest marketer, producer and distributor of Coca-Cola products. The agreement covered the purchase by CCE from us of our G6 ePort® and related ePort Connect® services for use in CCE’s beverage vending machines, including the purchase of ePorts® by CCE under the MasterCard agreement referred to below. The price of each ePort® was $433. Although the agreement has expired, pursuant to the USALive Services Agreement between CCE and us, we receive 5% of the cashless revenues from each CCE vending machine utilizing our ePort device as a processing fee as well as a monthly payment of $9.95 per ePort device so long as we act as the transaction processor. As of June 30, 2010, we act as the transaction processor for all of the units sold under the agreement.

The agreement also included, as an exhibit, the MasterCard PayPass Participation Agreement entered into between us, CCE, and MasterCard International Incorporated under which CCE had agreed to use commercially reasonable efforts to complete installation of up to 7,500 ePorts® (the “CCE/MasterCard Agreement”). In addition to accepting credit and debit cards, these ePorts® accept payment from credit cards utilizing MasterCard’s PayPass contactless technology and were to be utilized in CCE beverage vending machines in multiple cities throughout the United States. For each ePort® successfully installed by CCE, we received an aggregate of $433 from CCE and MasterCard. All units under this agreement were installed as of December 31, 2007.

VISA

On April 1, 2009 we entered into a Contactless Terminal Support Agreement with VISA U.S.A. INC. (“VISA”), pursuant to which VISA would pay us the amount of $200 for each ePort® that we deployed prior to December 31, 2009. The agreement covered up to a maximum of 4,000 ePorts®. These ePorts® would accept credit and debit cards utilizing VISA’s contactless technology as well as VISA’s magnetic stripe payment cards. In June 2009, the agreement was amended to provide funding for up to an additional 2,500 ePorts® which may be installed on vending machines owned by The Compass Group. VISA would pay us an aggregate of $800,000 if all 4,000 ePorts® were timely deployed. Our customer (i.e., the location owner) would enter into a three-year exclusive processing agreement with us in connection with the vending machine utilizing the ePort®.  The Company deployed a total of 2,961 units, or $592,200, under this agreement during the period of July 1, 2009 through December 31, 2009.

On August 16, 2010, we entered into an Acceptance and Promotional Agreement with VISA. Pursuant to the agreement, VISA agreed, among other things, to pay to the Company up to $250,000 per year, for total payments of up to $750,000. The payments to the Company are to be used by the Company over the three year term of the agreement to support and promote the installation and deployment of at least 50,000 additional ePort® terminals in vending machines. If the Company does not install at least 50,000 ePorts® over the term of the three year agreement, the Company would be required to refund a pro-rata portion of the funds.

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

The MPA provides, among other things, that for a period of thirty-six months, Foodbuy on behalf of Compass shall utilize USAT as the sole credit or debit card vending system hardware and related software and connect services provider for not less than seventy-five percent of the vending machines of Compass utilizing cashless payments solutions. The MPA also provides that for a period of thirty-six months, USAT shall be a preferred supplier and provider to Foodbuy and its customers, including Compass, of USAT’s products and services. The MPA provides for initial pricing for the ePort hardware and monthly service and DEX telemetry fees at USAT’s standard pricing. Foodbuy’s customers have the right under the MPA to acquire USAT’s G-8 or Edge ePort devices through USAT’s Quick Start Program. The MPA also provides for the ability of the customer to obtain DEX telemetry services from USAT in connection with vending machines utilizing the ePort devices.

On July 1, 2009, USAT and Compass, in conjunction with the MPA described above, entered into a Quick Start Master Lease Agreement pursuant to which Compass could purchase USAT’s G-8 or Edge ePort devices utilizing USAT’s Quick Start Program. The Quick Start Program enables Compass to acquire USAT’s ePort through a 36 month non-cancellable lease. Under the Quick Start Program, Compass will pay USAT a monthly amount, per terminal, that includes the lease of the ePort hardware and activation fee. The total monthly payment due under the Quick Start Program would be deducted by USAT directly out of the gross revenues generated from the Compass vending machines. Compass would be able to utilize the Quick Start Program to acquire ePorts during the three year term of the Master Purchase Agreement referred to above.

On July 1, 2009, USAT and Compass, in conjunction with the MPA described above, also entered into a new three year ePort Connect Services Agreement pursuant to which USAT will provide Compass with all card processing, data, network, communications and financial services, and DEX telemetry data services required in connection with all Compass vending machines utilizing ePorts.

Merit

In October of 2008, we entered into an exclusive three-year agreement for the supply of ePort® devices and ePort Connect® cashless services with Merit Entertainment. Merit is the provider of Megatouch countertop entertainment systems and selected the ePort® software and ePort Connect® Services to help give Megatouch players the ability to pay with their debit or credit cards. Under this agreement every newly manufactured Megatouch system will include our ePort Connect® software. Merit has indicated to us that it currently has an installed base of over 250,000 touch screen games.

QUICK START PROGRAM

The Quick Start Program (“Quick Start”) eliminates the customer’s up front capital outlay required for the purchase of the company’s ePort® cashless payment products. The Company designed Quick Start in response to customer demands for more convenient and flexible financing alternatives of our product. Quick Start offers vending machine operators and bottlers a convenient ‘no money down’ plan to help them get started with the ePort Connect® service quickly and easily.

Under the program, vending operators or bottlers have no upfront capital cost, but will pay a monthly fee which includes the ePort® device and the full ePort Connect® suite of services. The program will offer the operator several different lease options for the ePort®, such as a fair market value lease or a $1 purchase option lease. On a limited basis, and at the Company’s discretion on which customers would qualify, the program will also include a rental option. The monthly lease or rental fee will be combined with the ePort Connect® Service fees and then automatically deducted from the either the cashless proceeds from the machine or via an automated ACH from the customer’s bank account on a monthly basis.

Quick Start lowers the upfront cost of entry for our products and services, providing our customer the ability to realize enhanced cash flows with the implementation of our ePort® cashless technology. The Company believes providing convenient and flexible financing for our products, thereby lowering the upfront capital outlay requirement of customers will contribute to the increased adoption of cashless payment systems in vending, thus accelerating sales of its ePort® products and services to the vending industry.

On July 1, 2009, USAT and Compass, entered into a Quick Start Master Lease Agreement pursuant to which Compass could purchase USAT’s G-8 or Edge ePort devices utilizing USAT’s Quick Start Program. See Compass/Foodbuy, above, for more details.

JUMP START PROGRAM

In December 2009, the Company commenced a program for its customers referred to as the Jump Start Program. Pursuant to the Jump Start Program, the Company would continue to own the ePort Edge device utilized by its customer. At the time of the shipment of the ePort device, the customer pays to the Company the standard one-time activation fee, each month after the customer pays monthly service fees and the Company receives transaction processing fees generated from the devices. The Jump Start program also includes the ePort Connect® services package for wireless connectivity, card processing, consumer services, online reporting, and over-the-air machine alerts.

Because Jump Start is designed to help vending operators and bottlers acquire the ePort EDGE cashless terminal at no cost, paying only a low monthly service fee, and avoiding the need to make a major upfront capital investment, the Company anticipates that the Jump Start Program would accelerate adoption in the marketplace of its ePort technology as well as increase its license and transaction fee revenues.

When the program was commenced, the Company anticipated that the Jump Start Program would consist of at least 15,000 ePort Edge devices. In May 2010 the Company expanded the program to include the ePort G8 terminal. In July 2010, the Company expanded the program to an aggregate of 35,000 ePort terminals.

MANUFACTURING

The Company utilizes independent third party companies for the manufacturing of its products. The Company purchases other components of its business center (computers, printers, fax and copy machines) through various manufacturers and resellers. Our manufacturing process mainly consists of quality assurance of materials and testing of finished goods received from our contract manufacturers. With the exception of a manufacturer of our ePort® product, we have not entered into a long-term contract with our contract manufacturers, nor have we agreed to commit to purchase certain quantities of materials or finished goods beyond those submitted under routine purchase orders, typically covering short-term forecasts.

COMPETITION

The cashless vending, remote business service and energy conservation industries are competitive markets. While the Company offers unique products and services within smaller niche markets of these industries, a number of competitors in the broader market may offer products and services within our niche market in the future. In the cashless vending market, we are not aware of any direct competitor that provides a complete end-to-end solution, offering a cashless/remote monitoring device and turnkey service, which includes card processing services. We are aware of four competitors that offer a cashless hardware device, MEI, Coin Acceptors Inc. (Coinco), Cantaloupe Systems, Inc. and InOne Technology, LLC. We are aware of four competitors that offer a remote monitoring device, MEI, Cantaloupe Systems, Inc, InOne Technology, LLC, and Crane Streamware. We are aware of one direct competitor that offers a wireless service for cashless processing, Apriva. In addition, there are numerous credit card processors that offer card processing services to traditional retail establishments that could decide to offer similar services to the industries that we serve.

In May 2010, The National Automatic Merchandising Association (“NAMA”), an association serving the vending, coffee service and foodservice management industries, announced a cashless vending program for their members. As described by NAMA on their website, the goal of the program is to enable NAMA members to offer their customers the convenience of cashless payments at a reasonable cost across small and large average transaction pricing in a variety of industry segments. They further describe the NAMA Cashless Solution program as a networked end-to-end solution that is hardware neutral, works with qualified communication suppliers and card associations for payment reconciliation and account management. In addition, NAMA states they are working to provide members with a broad range of preferential financial services. The Company believes this program may include one or more of the competitors to the Company referred to in the preceding paragraph.

In the cashless laundry market, we are aware of one direct competitor, Mac-Gray Corporation. In the automated business center market, we are aware of three direct competitors. In the energy management market, we are aware of one direct competitor for our Energy Miser products in the United States of America; and, we are aware of one competitor for energy management products in Europe. The businesses which have developed unattended, credit card activated control systems currently in use in non-vending machine applications (e.g., gasoline dispensing, public telephones, prepaid telephone cards and ticket dispensing machines), might be capable of developing products or utilizing their existing products in direct competition with our ePort® control systems targeted to the vending industry. The Company is also aware of several businesses that make available use of the Internet and use of personal computers to hotel guests in their hotel rooms. Such services might compete with the Company’s Business Express, and the locations may not order the Business Express, or if ordered, the hotel guest may not use it. Finally, the production of highly efficient vending machines and glass front coolers or alternative energy conservation products may reduce or replace the need for our energy management products.

The Company’s key competitive factors include our unique products, our integrated services, product performance and price. In addition, it includes our ability to deliver these as a one-stop-shop, which we believe makes our technology easier to adopt and deploy for the operator. Our competitors are well established, have substantially greater resources than the Company and have established reputations for success in the development, sale and service of high quality products. Any increase in competition in the future may result in reduced sales and/or lower percentages of gross revenues being retained by the Company, or otherwise may reduce potential profits or result in a loss of some or all of its customer base.

CUSTOMER CONCENTRATIONS

Approximately 52% and 32% of the Company’s accounts and finance receivables at June 30, 2010 and 2009, respectively, were concentrated with two (28% with one and 24% with another) and one customer(s), respectively. Approximately 11%, 11%, and 61% of the Company’s equipment sale revenues for the years ended June 30, 2010, 2009 and 2008, respectively, were concentrated with one, one, and two (34% with one and 27% with another) customer(s), respectively. Approximately 52%, 44%, and 44% of the Company’s license and transaction processing revenues for the years ended June 30, 2010, 2009 and 2008, respectively, were concentrated with two (35% with one and 17% with another), one, and two (27% with one and 17% with another) customer(s), respectively.  The Company’s customers are principally located in the United States.

TRADEMARKS, PROPRIETARY INFORMATION AND PATENTS

The Company received federal registration approval of the following trademarks: Blue Light Sequence®, Business Express®, C3X®, Cinemachine®, CM2iQ®, Credit Card Computer Express®, Dial-A-Snack®, Dial-A-Vend®, Dial-A-Vend.com®, Energy Miser®, ePort®, ePort Connect®, ePort Edge®, ePort The Next Generation in Vending®, PC Express®, Public PC®, SnackMiser®, The Office That Never Sleeps®, TransAct®, USA Technologies®, USALive®, VendingMiser®, and VM2iQ®. The Company has three trademarks pending registration, Intelligent Vending™, PayDot™, and Creating Value Through Innovation™. Through its wholly owned subsidiary, Stitch Networks, the Company has secured two registered trademarks, including eSuds.net® and Stitch Networks®, and has one trademark pending registration, eSuds™.

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

Through June 30, 2010, 70 United States patents and 8 Foreign patents have been issued to the Company, 9 United States and 5 Foreign patent applications are pending.

The list of issued patents is as follows:

●	U.S. Patent No. 6,856,820 entitled “An in-vehicle device for wirelessly connecting a vehicle to the internet and for transacting e-commerce and e-business”;

●	U.S. Patent No. 5,844,808 entitled “Apparatus and methods for monitoring and communicating with a plurality of networked vending machines”;

●	U.S. Patent No. 7,690,495 entitled “Card reader assembly”;

●	U.S. Patent No. 7,076,329 entitled “Cashless vending transaction management by a Vend Assist mode of operation”;

●	U.S. Patent No. 7,464,867 entitled “Cashless vending transaction management by a Vend Assist mode of operation”;

●	U.S. Patent No. 7,131,575 C1 entitled “Cashless vending transaction management by a Vend Assist mode of operation”;

●	U.S. Patent No. 7,693,602 entitled “Cashless vending transaction management by a vend assist mode of operation”;

●
U.S. Patent No. 6,615,186 entitled “Communicating interactive digital content between vehicles and internet based data processing resources for the purpose of transacting e-commerce or conducting e-business”;

●	U.S. Patent No. 7,003,289 entitled “Communication interface device for managing wireless data transmission between a vehicle and the internet”;

●	Canadian Patent No. 2,207,603 entitled “Credit and debit card operated vending machine”;

●	U.S. Patent No. 5,637,845 entitled “Credit Card and Bank Issued Debit Card Operated System and Method for Controlling a Prepaid Card Encoding/Dispensing Machine”;

●	U.S. Patent No. 6,119,934 entitled “Credit Card and Bank Issued Debit Card Operated System and Method for Controlling a Prepaid Card Encoding/Dispensing Machine”;

●	U.S. Patent No. 6,152,365 entitled “Credit Card and Bank Issued Debit Card Operated System and Method for Controlling a Vending Machine (as Amended)”;

●	U.S. Patent No. 5,619,024 entitled “Credit Card and Bank Issued Debit Card Operated System and Method for Controlling and Monitoring Access of Computer and Copy Equipment”;

●	U.S. Patent No. D423,474 entitled “Dataport”;

●	U.S. Patent No. 6,754,641 entitled “Dynamic identification interchange method for exchanging one form of identification for another”;

●	U.S. Patent No. D428,444 entitled “Electronic Commerce Terminal Enclosure for a Vending Machine”;

●	U.S. Patent No. D437,890 entitled “Electronic Commerce Terminal Enclosure for a Vending Machine”;

●	U.S. Patent No. D441,401 entitled “Electronic Commerce Terminal Enclosure with Brackets”;

●	U.S. Patent No. D428,047 entitled “Electronic Commerce Terminal Enclosure”;

●	U.S. Patent No. 6,243,626 entitled “External power management device with current monitoring precluding shutdown during high current”;

●	U.S. Patent No. D415,742 entitled “Laptop Data Port Enclosure”;

●	Canadian Patent No. D91645 entitled “Laptop Data Port enclosure”;

●	U.S. Patent No. 7,286,907 entitled “Method and Apparatus for Conserving Power Consumed by a Refrigerated Appliance Utilizing Audio Signal Detection”;

●	U.S. Patent No. 6,021,626 entitled “Method and Apparatus for Forming, Packaging, Storing, Displaying and Selling Clothing Articles”;

●	U.S. Patent No. 6,975,926 entitled “Method and Apparatus for Power Management Control of a Compressor-Based Appliance that Reduces Electrical Power Consumption of an Appliance”;

●	U.S. Patent No. 7,200,467 entitled “Method and Apparatus for Power Management Control of a Compressor-Based Appliance that Reduces Electrical Power Consumption of an Appliance”;

●
U.S. Patent No. 6,622,124 entitled “Method of transacting an electronic mail, an electronic commerce, and an electronic business transaction by an electronic commerce terminal operated on a transportation vehicle”;

●	U.S. Patent No. 6,606,605 entitled “Method to obtain customer specific data for public access electronic commerce services”;

●	U.S. Patent No. D480,948 entitled “Mounting bracket for mounting a cashless payment terminal to a vending machine”;

●	U.S. Patent No. D475,750 entitled “Paper guide for a point of sale terminal”;

●	U.S. Design Patent No. D543,588 entitled “Point of Sale Terminal Mountable on a Vending Machine’;

●	U.S. Patent No. 6,801,836 entitled “Power-conservation based on indoor/outdoor and ambient-light”;

●	European Patent No. 1419425 entitled “Power-Conservation System based on Indoor/Outdoor and Ambient-Light” (validated in Germany, Spain, France, the United Kingdom, and Italy);

●	U.S. Patent No. 5,477,476 entitled “Power conservation system for computer peripherals”;

●	U.S. Patent No. D475,414 entitled “Printer bracket for point of sale terminal”;

●	U.S. Patent No. D476,036 entitled “Printer bracket for point of sale terminal”;

●	Australian Patent No. 2001263356 entitled “Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode”;

●	Mexican Patent No. 234363 entitled “Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode”.

●	U.S. Patent No. 6,389,822 entitled “Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode”;

●	U.S. Patent No. 6,581,396 entitled “Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode”;

●	U.S. Patent No. 6,898,942 entitled “Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode”;

●	U.S. Patent No. 6,931,869 entitled “Refrigerated vending machine exploiting expanded temperature variance during power-conservation mode”;

●	U.S. Patent No. D418,878 entitled “Sign Holder”;

●	Canadian Patent No. D87998 entitled “Sign Holder”;

●	U.S. Patent No. 7,630,939 entitled “System and method for locally authorizing cashless transactions at point of sale”;

●	U.S. Patent No. 6,056,194 entitled “System and Method for Networking and Controlling Vending Machines”;

●	U.S. Patent No. 6,321,985 entitled “System and Method for Networking and Controlling Vending Machines”;

●	U.S. Patent No. 6,505,095 entitled “System for Providing Remote Audit, Cashless Payment, and Interactive Transaction Capabilities in a Vending Machine” (Stitch);

●	Canadian Patent No. 2,409,228 entitled “Temperature controller for a refrigerated vending machine”;

●	U.S. Patent No. 6,389,337 entitled “Transacting E-commerce and Conducting E-business Related to Identifying and Procuring Automotive Service and Vehicle Replacement Parts” (Stitch);

●	U.S. Patent No. D478,577 entitled “Transceiver base unit”;

●	U.S. Patent No. 6,609,102 entitled “Universal interactive advertising and payment system for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,604,085 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,601,038 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,604,086 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,601,037 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,611,810 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,606,602 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,601,039 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,604,087 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,615,183 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,601,040 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,609,103 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,629,080 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 7,089,209 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,643,623 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,684,197 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,807,532 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	U.S. Patent No. 6,763,336 entitled “Universal interactive advertising and payment system network for public access electronic commerce and business related products and services”;

●	Canadian Patent No. 2,291,015 entitled “Universal interactive advertising and payment system for public access electronic commerce and business related products and services”;

●	U.S. Patent No. D475,751 entitled “User interface bracket for a point of sale terminal”;

●	U.S. Patent No. D476,037 entitled “User interface bracket for a point of sale terminal”;

●	U.S. Patent No. 6,895,310 entitled “Vehicle related wireless scientific instrumentation telematics”;

●	U.S. Patent No. 6,853,894 entitled “Vehicle related wireless scientific instrumentation telematics”;

●	U.S. Patent No. D477,030 entitled “Vending machine cashless payment terminal”;

●	U.S. Patent No. 7,593,897 entitled “Wireless system for communicating cashless vending transaction data and vending machine audit data to remote locations”; and

●	U.S. Patent No. 7,502,672 entitled “Wireless Vehicle Diagnostics Device and Method with Service and Part Determination Capabilities (as amended)”.

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

RESEARCH AND DEVELOPMENT

Research and development expenses, which are included in selling, general and administrative expense in the Consolidated Statements of Operations, were approximately $1,864,000, $2,691,000, and $1,679,000 for the years ended June 30, 2010, 2009 and 2008, respectively.

EMPLOYEES

On August 31, 2010 the Company had 39 full-time employees and two part-time employees.

Item 1A. Risk Factors.

Risks Relating to Our Business

We have a history of losses since inception and if we continue to incur losses the price of our shares can be expected to fall.

We have experienced losses since inception. We expect to continue to incur losses for the foreseeable future as we expend substantial resources on sales, marketing, and research and development of our products. From our inception through June 30, 2010, our cumulative losses from operations are approximately $188 million. For our fiscal years ended June 30, 2010, 2009 and 2008, we have incurred net losses of $11,571,495, $13,731,818, and $16,417,893, respectively. Our revenues have not been sufficient to sustain our operations. If we continue to incur losses, the price of our common stock can be expected to fall. No assurances can be given that we will ever be profitable.

We may require additional financing to sustain our operations and without it we may not be able to continue operations.

At June 30, 2010, we had working capital of $6,591,763.  We had an operating cash flow deficit of $12,347,182, $8,477,680, and $13,594,054 for the fiscal years ended June 30, 2010, June 30, 2009, and June 30, 2008, respectively.  Based upon past business operations, we do not currently have sufficient financial resources to fund our operations.  Therefore, we anticipate the need for additional funds to continue these operations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Our existence is dependent on our ability to raise capital that may not be available.

There can be no assurance that our business will prove financially profitable or generate sufficient revenues to cover our expenses. From inception, we have generated funds primarily through the sale of securities. Although we believe that we have adequate existing resources to provide for our funding requirements through at least July 1, 2011, there can be no assurances that we will be able to continue to generate sufficient funds thereafter. We expect to raise funds in the future through sales of our debt or equity securities until such time, if ever, as we are able to operate profitably. Subsequent to July 1, 2011, our inability to obtain needed funding can be expected to have a material adverse effect on our operations and our ability to achieve profitability. If we fail to generate increased revenues or fail to sell additional securities, you may lose all or a substantial portion of your investment.

Our products may fail to gain widespread market acceptance. As a result, we may not generate sufficient revenues or profit margins to become successful.

There can be no assurances that demand for our products will be sufficient to enable us to generate sufficient revenue or become profitable. Likewise, no assurance can be given that we will be able to install the ePorts® at enough locations or sell equipment utilizing our network or our energy management products to enough locations to achieve significant revenues or that our operations can be conducted profitably. Alternatively, the locations which would utilize the network may not be successful locations and our revenues would be adversely affected. We may in the future lose locations utilizing our products to competitors, or may not be able to install our products at competitors’ locations, or may not obtain future locations which would be obtained by our competitors. In addition, there can be no assurance that our products could evolve or be improved to meet the future needs of the marketplace.

We may be required to incur further debt to meet future capital requirements of our business. Should we be required to incur additional debt, the restrictions imposed by the terms of such debt could adversely affect our financial condition and our ability to respond to changes in our business.

If we incur additional debt, we may be subject to the following risks:

●	our vulnerability to adverse economic conditions and competitive pressures may be heightened;

●	our flexibility in planning for, or reacting to, changes in our business and industry may be limited;

●	our debt covenants may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;

●
a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and therefore, may be able to take advantage of opportunities that our indebtedness would prevent us from pursuing;

●	the covenants contained in the agreements governing our outstanding indebtedness may limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments;

●	a significant portion of our cash flows could be used to service our indebtedness;

●	we may be sensitive to fluctuations in interest rates if any of our debt obligations are subject to variable interest rates; and

●	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

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

Our business and results of operations may be materially adversely affected by conditions in the financial markets and the economy generally. The stress being experienced by global financial markets that began in late 2007 continued and substantially increased during 2008 and 2009, and continued into 2010. The availability and cost of credit has been materially affected. These factors, combined with declining business and consumer confidence and the risks of increased or continued unemployment, have precipitated an economic slowdown and ongoing recession. These events and the continuing market upheavals may have an adverse effect on us, our suppliers and our customers. The demand for our products could be adversely affected in an economic downturn and our revenues may decline under such circumstances.

We rely on the credit and equity markets for funding our business by issuing debt and equity securities. We may find it difficult, or we may not be able, to access the credit or equity markets, or we may experience higher funding costs as a result of the current adverse market conditions. Continued instability in these markets may limit our ability to access the capital we may require to fund and grow our business.

The loss of one or more of our key customers could significantly reduce our revenues and profits.

We have derived, and believe we may continue to derive, a significant portion of our revenues from a limited number of large customers. Approximately 52% and 32% of the Company’s accounts and finance receivables at June 30, 2010 and 2009, respectively, were concentrated with two (28% with one customer and 24% with another customer) and one customer, respectively. Approximately 11%, 11%, and 61% of the Company’s equipment sale revenues for the years ended June 30, 2010, 2009 and 2008, respectively, were concentrated with one, one, and two (34% with one customer and 27% with another customer), respectively. Approximately 52%, 44%, and 44% of the Company’s license and transaction processing revenues for the years ended June 30, 2010, 2009 and 2008, respectively, were concentrated with two (36% with one customer and 17% with another customer), one, and one, respectively.  The Company’s customers are principally located in the United States.

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

We have entered into an employment agreement with Mr. Jensen that expires on September 30, 2012. We have also entered into employment agreements with other executive officers, each of which contain confidentiality and non-compete agreements. We have obtained a key man life insurance policy in the amount of $1,000,000 on Mr. Jensen and a key man life insurance policy in the amount of $1,000,000 on our President, Stephen P. Herbert. We do not have and do not intend to obtain key man life insurance coverage on any of our other executive officers. As a result, we are exposed to the costs associated with the death of these key employees.

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

Through June 30, 2010, we have 14 pending patent applications, and intend to file applications for additional patents covering our future products, although there can be no assurance that we will do so. In addition, there can be no assurance that we will maintain or prosecute these applications. The United States Government and other countries have granted us 78 patents as of June 30, 2010. There can be no assurance that:

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

Competition from others could prevent the Company from increasing revenue and achieving profitability.

Competition from other companies, including those that are well established and have substantially greater resources may reduce our profitability or reduce our business opportunities. Many of our competitors have established reputations for success in the development, sale and service of high quality products. We face competition from the following groups:

●
companies offering automated, credit card activated control systems in connection with facsimile machines, personal computers, debit card purchase/revalue stations, vending machines, and use of the Internet and e-mail which directly compete with our products;

●
companies which have developed unattended, credit card activated control systems currently used in connection with public telephones, prepaid telephone cards, gasoline dispensing machines, or vending machines and are capable of developing control systems in direct competition with the Company;

●
businesses which provide access to the Internet and personal computers to hotel guests. Although these services are not credit card activated, such services would compete with the Company’s Business Express®; and

•	two direct competitors, Elstat Electronics Ltd. and Automatic Retailing Ltd., in the energy management industry.

In addition, it is also possible that a company not currently engaged in any of the businesses described above could develop services and products that compete with our services and products. Competition may result in lower profit margins on our products or may reduce potential profits or result in a loss of some or all of our customer base. To the extent that our competitors are able to offer more attractive technology, our ability to compete could be adversely affected. As stated above under “Business-Competition”, NAMA has announced a cashless vending program for their members which the Company believes would offer the products and services of one or more of the Company’s current competitors.

The termination of any of our relationships with third parties upon whom we rely for supplies and services that are critical to our products could adversely affect our business and delay achievement of our business plan.

We depend on arrangements with third parties for a variety of component parts used in our products. We have contracted with various suppliers to assist us to develop and manufacture our ePort® products and with various suppliers to manufacture our Energy Miser® products. For other components, we do not have supply contracts with any of our third-party suppliers and we purchase components as needed from time to time. We have contracted with DBSi to host our network in a secure, 24/7 environment to ensure the reliability of our network services. We also have contracted with multiple land-based telecommunications providers to ensure the reliability of our land-based network. If these business relationships are terminated, the implementation of our business plan may be delayed until an alternative supplier or service provider can be retained. If we are unable to find another source or one that is comparable, the content and quality of our products could suffer and our business, operating results and financial condition could be harmed.

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

The operation of our wirelessly networked devices depends upon the capacity, reliability and security of services provided to us by our wireless telecommunication services provider, AT&T Mobility. We have no control over the operation, quality or maintenance of these services or whether the vendor will improve its services or continue to provide services that are essential to our business. In addition, our wireless telecommunication services provider may increase its prices at which it provides services, which would increase our costs. If our wireless telecommunication services provider were to cease to provide essential services or to significantly increase its prices, we could be required to find alternative vendors for these services. With a limited number of vendors, we could experience significant delays in obtaining new or replacement services, which could lead to slowdowns or failures of our network. In addition, we may have to replace our existing ePort® devices that are already installed in the marketplace. This could significantly harm our reputation and could cause us to lose customers and revenues.

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

In addition, our articles of incorporation prohibit the declaration of any dividends on our common stock unless and until all unpaid and accumulated dividends on the series A convertible preferred stock have been declared and paid. Through August 31, 2010, the unpaid and cumulative dividends on the series A convertible preferred stock are $9,968,194. Each share of series A convertible preferred stock is convertible into 1/100th of a share of common stock at the option of the holder. The unpaid and cumulative dividends on the series A convertible preferred stock are convertible into shares of our common stock at the rate of $1,000 per share at the option of the holder. During the years ended June 30, 2010 and 2009 no series A convertible preferred stock or cumulative preferred dividends were converted into shares of common stock.

We may issue additional shares of our common stock, which could depress the market price of our common stock and dilute your ownership.

As of August 31, 2010, we had issued and outstanding options to purchase 160,000 shares of our common stock and warrants to purchase 13,804,418 shares of our common stock. The shares underlying none of these options, and 11,205,154 of these warrants have been registered and may be freely sold. Market sales of large amounts of our common stock, or the potential for those sales even if they do not actually occur, may have the effect of depressing the market price of our common stock. In addition, if our future financing needs require us to issue additional shares of common stock or securities convertible into common stock, the supply of common stock available for resale could be increased which could stimulate trading activity and cause the market price of our common stock to drop, even if our business is doing well. Furthermore, the issuance of any additional shares of our common stock or securities convertible into our common stock could be substantially dilutive to holders of our common stock if they do not invest in future offerings.

Our stock price may be volatile.

The trading price of our common stock is expected to be subject to significant fluctuations in response to various factors including, but not limited to, the following:

●	quarterly variations in operating results and achievement of key business metrics;

●	changes in earnings estimates by securities analysts, if any;

●	any differences between reported results and securities analysts’ published or unpublished expectations;

●	announcements of new contracts, service offerings or technological innovations by us or our competitors;

●	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;

●	demand for our services and products;

●	shares being sold pursuant to Rule 144 or upon exercise of warrants;

●	regulatory matters;

●	concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights;

●	potential dilutive effects of future sales of shares of common stock by shareholders and by the Company, and subsequent sale of common stock by the holders of warrants and options;

●	our ability to obtain working capital financing; and

●	general economic or stock market conditions unrelated to our operating performance.

The securities market in recent years has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations, as well as general economic conditions, may also materially and adversely affect the market price of our common stock.

The substantial market overhang of our shares will tend to depress the market price of our shares.

The substantial number of our shares currently eligible for sale in the open market will tend to depress the market price of our shares. As of August 31, 2010, these shares consisted of the following:

●	25,909,108 shares of common stock

●	444,468 shares of series A convertible preferred stock

●	9,968 shares issuable upon conversion of the accrued and unpaid dividends on the series A convertible preferred stock

●	11,205,154 shares underlying common stock warrants

●	19,247 shares issuable under our 2008 Stock Incentive Plan

●	300,000 shares issuable under our 2010 Stock Incentive Plan.

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

Our common stock may be delisted from The NASDAQ Stock Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is currently listed on The NASDAQ Global Market. A condition of continued listing on The NASDAQ Stock Market, LLC (“NASDAQ”) is that the closing bid price of our common stock must be a least $1.00. On June 14, 2010, we  received a letter from The NASDAQ Stock Market Listing Qualifications Department that we no longer meet the requirement that listed securities maintain a minimum bid price of $1.00 per share set forth in NASDAQ Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). We received the notification of deficiency pursuant to NASDAQ Listing Rule 5810(c)(3)(A) because, for 30 consecutive business days, our common stock did not maintain a minimum closing bid price per share of at least $1.00.

The notification of non-compliance has no immediate effect on the listing or trading of our securities on The NASDAQ Global Market.

Under NASDAQ Listing Rule 5810(c)(3)(A), we may regain compliance with the Minimum Bid Price Requirement if during the 180 calendar days following the date of the notification, or by December 13, 2010, the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days (subject to extension by the NASDAQ Listing Qualifications Department).

If we do not achieve compliance with the Minimum Bid Price Requirement by December 13, 2010, NASDAQ will provide written notification to us that our securities are subject to delisting. We may, at that time, appeal NASDAQ’s determination to a NASDAQ Hearing Panel. Alternatively, if at that time we are in compliance with all initial listing standards for The NASDAQ Capital Market other than the Minimum Bid Price Requirement, we could apply to transfer the listing of our securities to The NASDAQ Capital Market. If our application to transfer is approved, we would have an additional 180 days to regain compliance with the Minimum Bid Price Requirement in order to remain on The NASDAQ Capital Market.

The delisting of our common stock from NASDAQ would significantly negatively affect the ability of investors to trade our securities and would significantly negatively affect the value and liquidity of our common stock. In addition, the delisting of our common stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from NASDAQ could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

Item 2. Properties.

The Company conducts its operations from various facilities under operating leases. The Company leases 17,249 square feet of space located in Malvern, Pennsylvania for its principal executive office and used for general administrative functions, sales activities, and product development. The lease term expires on December 31, 2010. As of June 30, 2010, the Company’s rent payment for this facility is $37,373 per month.

The Company also leases 13,377 square feet of space, located in Malvern, Pennsylvania for its product warehousing, shipping and customer support. The lease term expires December 31, 2010. As of June 30, 2010, the Company’s rent payment for this facility is $14,617 per month with escalating rental payments through the remainder of the lease.

Item 3. Legal Proceedings.

The Company is not a party to any legal proceedings.

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

The high and low bid prices on The NASDAQ Capital Market and The NASDAQ Global Market, as the case may be, for the common stock were as follows.

Year ended June 30, 2010	High	Low
First Quarter (through September 30, 2009)	$3.01	$1.35
Second Quarter (through December 31, 2009)	$1.82	$1.50
Third Quarter (through March 31, 2010)	$3.17	$1.04
Fourth Quarter (through June 30, 2010)	$1.29	$0.48

Year ended June 30, 2009
First Quarter (through September 30, 2008)	$6.00	$2.92
Second Quarter (through December 31, 2008)	$4.20	$0.90
Third Quarter (through March 31, 2009)	$3.54	$1.44
Fourth Quarter (through June 30, 2009)	$3.17	$1.56

On August 31, 2010 there were 634 record holders of the Common Stock and 395 record holders of the Preferred Stock.

The holders of the Common Stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company’s Common Stock or Preferred Stock. No dividend may be paid on the Common Stock until all accumulated and unpaid dividends on the Preferred Stock have been paid. As of August 31, 2010, such accumulated unpaid dividends amounted to $9,968,194.

As of June 30, 2010, equity securities authorized for issuance by the Company with respect to compensation plans were as follows:

Plan category	Number of Securities to be issued upon exercises of outstanding options and warrants (a)		Weighted average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	—		—	320,747	(3)

Equity compensation plans not approved by security holders	160,000	(1)	$7.52	140,000	(2)

Total	160,000		$7.52	460,747

1) Represents stock options outstanding as of June 30, 2010 for the purchase of shares of Common Stock of the Company expiring at various times from April 2011 through June 2013. All such options were granted to employees and directors of the Company. Exercise prices for all the options outstanding were at prices that were either equal to or greater than the market price of the Company’s Common Stock on the dates the options were granted. Shareholder approval of these options was not required because the options were granted prior to the Company’s shares being listed on The NASDAQ Stock Market LLC.

2) Represents shares of Common Stock issuable to the Company’s Chief Executive Officer under the terms of his employment agreement. Shareholder approval of the foregoing was not required because each of the foregoing was adopted by the Company prior to the Company’s shares being listed on The NASDAQ Stock Market LLC.

3) Represents 20,747 shares of Common Stock issuable under the Company’s 2008 Stock Incentive Plan as approved by shareholders on February 28, 2008 and 300,000 shares of Common Stock issuable under the Company’s 2010 Stock Incentive Plan as approved by shareholders on June 15, 2010 for use in compensating employees, directors and consultants. The shares have been registered with the Securities and Exchange Commission as an employee benefit plan under Form S-8.

As of August 31, 2010, shares of Common Stock reserved for future issuance were as follows:

-	160,000 shares issuable upon the exercise of stock options at exercise prices ranging from $7.50 to $8.00 per share;

-
13,804,418 shares issuable upon the exercise of common stock warrants at exercise prices ranging from $1.13 to $7.70 per share; 9,289,011 of which were exercisable as of August 31, 2010 at prices ranging from $1.13 to $7.70 per share; 3,015,407 will be exercisable in January 2011 at $1.13 per share; and 1,500,000 will be exercisable at $5.25 and $6 per share when certain performance hurdles are met;

-	14,413 shares issuable upon the conversion of outstanding Preferred Stock and cumulative Preferred Stock dividends;

-	19,247 shares issuable under the 2008 Stock Incentive Plan;

-	300,000 shares issuable under the 2010 Stock Incentive Plan;

-	140,000 shares issuable to Mr. Jensen under his employment agreement upon the occurrence of a USA Transaction; and

-	5,001,408 shares issuable to Lincoln Park Capital, LLC pursuant to the Purchase Agreement dated July 27, 2010.

PERFORMANCE GRAPH

The following graph shows a comparison of the 5-year cumulative total shareholder return for our common stock with The NASDAQ Composite Index and the S&P 500 Information Technology Index for small cap companies in the United States. The graph assumes a $100 investment on June 30, 2005 in our common stock and in the NASDAQ Composite Index and the S&P 500 Information Technology Index, including reinvestment of dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

Among USA Technologies, Inc., The NASDAQ Composite Index and The S&P 500 Information Technology Index

Total Return For	Jun-05	Jun-06	Jun-07	Jun-08	Jun-09	Jun-10

USA Technologies, Inc.	$100	$56	$77	$43	$21	$4
NASDAQ Composite	100	105	126	112	89	103
S&P 500 Information Technology Index	100	100	124	115	92	106

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

Purchases of Equity Securities

(c) Issuer purchases of Equity Securities during the Quarter ended June 30, 2010

The following table provides information relating to the Company’s purchases of its Series A Convertible Preferred Stock during the quarter ended June 30, 2010:

Period	Total number of shares (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that yet may be purchased under the plans or programs (2)

April 1 through April 30, 2010: Series A Convertible Preferred Stock	1,800	$8.50	1,800		$224,223

May 1 through May 31, 2010: Series A Convertible Preferred Stock	5,565	$8.45	5,565		$177,220

June 1 through June 30, 2010: Series A Convertible Preferred Stock	17,782	$8.79	17,782	$	---
Total, Preferred	25,147	$8.69	25,147	$	---

(1) The Board of Directors authorized the purchase by the Company in the open market of up to $1,000,000 of Common Stock or Series A Preferred Stock through June 30, 2010. All purchases of Common Stock must be in compliance with the Securities and Exchange Commission’s Rule 10b-18.
(2) Reflects dollar amount available for purchase of either Common Stock and/or Preferred Stock under the plan as of June 30, 2010, excluding fees.

Item 6. Selected Financial Data.

The following selected financial data for the five years ended June 30, 2010 are derived from the audited consolidated financial statements of USA Technologies, Inc. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information.

	Year ended June 30

	2010	2009	2008	2007	2006
OPERATIONS DATA

Revenues	$15,771,106	$12,020,123	$16,103,546	$9,158,012	$6,414,803

Net loss	(11,571,495)	(13,731,818)	(16,417,893)	(17,782,458)	(14,847,076)

Cumulative preferred dividends	(735,139)	(772,997)	(780,588)	(781,451)	(783,289)
Loss applicable to common shares	$(12,306,634)	(14,504,815)	$(17,198,481)	$(18,563,909)	$(15,630,365)

Loss per common share (basic and diluted)	$(0.55)	$(0.95)	$(1.21)	$(2.13)	$(3.15)

Cash dividends per common share	$—	$—	$—	$—	$—

BALANCE SHEET DATA
Total assets	$29,848,424	$25,980,378	$40,055,651	$34,491,497	$23,419,466
Long-term debt	$596,155	$820,059	$967,518	$1,029,745	$7,780,853
Shareholders’ equity	$22,812,172	$19,972,272	$32,576,549	$28,084,206	$11,177,064

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

USA Technologies, Inc. provides wireless networking, cashless transactions, asset monitoring and energy management products and services. The Company markets and sells its products and services principally to the vending, hospitality, retail and laundry industries. Our technology, ePort® and ePort SDK™, can be installed and/or embedded into everyday devices such as vending machines, kiosks and copiers, as well as our eSuds™ technology for washer and dryers. Our associated network service, ePort Connect®, provides wireless connectivity that facilitates cashless transaction processing and remote monitoring of assets, through the collection of financial/sales and machine diagnostic data, which is made accessible to our customers via our USALive® website. In addition, the Company provides energy management products, such as its VendingMiser® and CoolerMiser™, which reduce energy consumption in vending machines and coolers.

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

IMPAIRMENT OF LONG LIVED ASSETS

In accordance with ASC 360 "Impairment or Disposal of Long-lived Assets”, the Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value. In the period when the plan of sale criteria of ASC 360 are met, long-lived assets are reported as held for sale, depreciation and amortization cease, and the assets are reported at the lower of carrying value or fair value less costs to sell.

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with ASC 350, “Intangibles – Goodwill and Other”. Under ASC 350, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. The Company tests goodwill for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a discounted cash flow analysis to complete the first step in this process. We also give consideration to our market capitalization. During 2009 and 2010, we experienced a decline in our market capitalization due to a decline in our stock price. As of June 30, 2010, our market capitalization was less than our book value and as of September 17, 2010 it was slightly higher than book value. We believe the decline in our stock price has, in part, been influenced by the current national credit crises and national economic recession. We believe that it is appropriate to view the current credit crisis and recession as relatively temporary in relation to reporting units that have demonstrated long-lived / enduring franchise value. Accordingly, we believe that a variance between market capitalization and fair value can exist and that difference could be significant at points in time due to intervening macroeconomic influences. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill as a result of its testing on April 1, 2010, April 1, 2009 and April 1, 2008.

Patents, trademarks and the non-compete agreement are carried at cost less accumulated amortization, which is calculated on a straight-line basis over their estimated economic life. The Company reviews intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows resulting from the use of the asset and its eventual disposition is less than its carrying amount. The amount of the impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. As of June 30, 2010 and 2009, the Company has concluded there has been no impairment of patents or trademarks. As of June 30, 2009 the non-compete agreement is fully amortized; and there was no impairment of the non-compete agreement as of June 30, 2008.

Intangible assets include patents, trademarks and non-compete arrangements purchased in acquisitions. Amortization expense related to these intangible assets was $1,034,400, $1,040,379, and $1,236,600, during the years ended June 30, 2010, 2009, and 2008, respectively.

INVESTMENTS

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

As of June 30, 2010 and June 30, 2009, available-for-sale securities consisted of $0, par value of auction rate securities (“ARS”). The Company’s ARS consisted of long-term variable rate securities whose dividend rates were reset every seven days through a “dutch auction” conducted by investment banks. Our ARS were all AAA or Aaa rated, and represented preferred stock of closed-end investment firms. Our ARS had no fixed maturity dates.

During the year ended June 30, 2009, the ARS broker-dealer purchased the remaining $6,875,000 of the Company’s ARS at par. As such, there were no unrealized losses recorded in the year ended June 30, 2009 in connection with these investments.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2010 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2009

Revenues for the year ended June 30, 2010 were $15,771,106 compared to $12,020,123 for the year ended June 30, 2009. This $3,750,983 or 31% increase was primarily due to an increase in license and transaction fees of $3,444,994, and an increase in equipment sales of $305,989. The increase in license and transaction fees was primarily due to the increase in the number of ePort® units on our USALive® network as well as increased revenue on those connected units. As of June 30, 2010, the Company had approximately 82,000 distributed assets connected to our USALive® network generating license fee revenue as compared to approximately 52,000 distributed assets connected to our USALive network as of June 30, 2009. In regards to transaction fees, during the year ended June 30, 2010, the Company processed approximately 36.9 million transactions totaling approximately $67.6 million compared to approximately 22.4 million transactions totaling over $47.1 million during the year ended June 30, 2009, an increase of approximately 65% in transaction volume and approximately 44% in dollars processed.

The $305,989 increase in equipment sales was derived from increases in sales of ePort® and Energy Miser products of $488,545 and $234,888, respectively, offset by decreases in business center and other equipment sales of $359,339 and $58,105, respectively.

Cost of sales for the 2010 fiscal year consisted of equipment costs of $4,049,433 and network and transaction services related costs of $6,861,642. The increase in total cost of sales of $1,740,469 or 19% over the prior fiscal year was due to increases in network and transaction services of $2,181,555 offset by a decrease in equipment costs of $441,086. The increase in network and transaction services costs was directly related to increases in units connected to the network, processing volume, as well as increases in costs from third party transaction suppliers for the first six months of the 2010 fiscal year. The decrease in equipment costs was due to a decrease of approximately $331,000 in equipment costs related to lower equipment sales volume, and a decrease of approximately $110,000 related to our estimate for product warranty liabilities.

Gross profit for the year ended June 30, 2010 was $4,860,031 compared to gross profit of $2,849,517 for the previous fiscal year, an increase of $2,010,514, of which $747,075 is attributable to equipment sales and $1,263,439 from license and transaction fees. The increase in equipment sales gross profit of approximately $750,000 was a result of an approximate $640,000 increase in gross profit on higher equipment sales and approximately $110,000 related to a reduction in product warranty liabilities. The approximate $1.26 million increase in gross profit related to license and transaction fee revenue was generated by additional devices connected to our network, offset by increased transaction supplier charges incurred during the first six months of the 2010 fiscal year. The reduction in supplier costs associated with a recently negotiated amendment to a supplier contract took effect in December 2009. Therefore, the full impact of the new negotiated agreement was not realized until the second half of the 2010 fiscal year. Percentage based total gross profit (“GP”) increased overall from 24% to 31%, equipment sales GP increased from 27% to 37%, and license and transaction fees GP increased from 20% to 26%. Considering the reduction for product warranty liabilities and for comparability purposes, GP would have been as follows for the year ended June 30, 2010 had the change not been made – total GP would have increased to 30%, equipment sales GP would have increased to 36%, and license and transaction fees GP would have remained at 24% as it was not affected by the reduction.

Selling, general and administrative expense of $14,885,685, decreased by $298,162 or 2%, primarily due to a decrease in compensation and benefit expenses of approximately $1,042,000 and decreases in other professional services of approximately $635,000, travel and entertainment of approximately $137,000 and product development of approximately $186,000, offset by an increase in professional services related to the proxy contest and related litigation of approximately $1,579,000 (net of insurance carrier contribution). Of the approximate $1,579,000 in proxy contest and litigation costs (net of insurance carrier contribution), approximately $710,000 (net of insurance carrier contribution) was for the legal settlement, approximately $200,000 (net of insurance carrier contribution) was for legal expenses of the Company related to the litigation, and approximately $669,000 was for proxy contest costs. Selling, general and administrative expense excluding the proxy contest and litigation costs was $13,306,685 a decrease of $1,877,162 or 12% as compared to the prior fiscal year, primarily due to cost reduction measures taken by the Company during the third quarter of fiscal 2009.

Compensation expense decreased by approximately $1,042,000 primarily due to a decrease of approximately $1,486,000 in salaries and benefits as well as an increase of $419,000 in non-cash charges related to the LTIP Program.

The year ended June 30, 2010 resulted in a net loss of $11,571,495 (including approximately $2 million of non-cash charges) compared to a net loss of $13,731,818 (including approximately $2.6 million of non-cash charges) for the year ended June 30, 2009. Net loss for the 2010 fiscal year was the lowest fiscal year net loss since our shares become listed on The NASDAQ Stock Market in March 2007.

FISCAL YEAR ENDED JUNE 30, 2009 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2008

Revenues for the year ended June 30, 2009 were $12,020,123 compared to $16,103,546 for the year ended June 30, 2008. This $4,083,423 or 25% decrease was primarily due to a decrease in equipment sales of $6,226,853, offset by an increase in license and transaction fees of $2,143,430. The decrease in equipment sales was due to a decrease in sales of approximately $4,924,000 of ePort® vending equipment and approximately $1,250,000 in energy conservation equipment, as well as a net decrease in other equipment sales of approximately $53,000. The decrease in ePort® vending equipment sales was primarily related to a decrease in capital spending by some of our customers due to the current economic slowdown, as well as key customers awaiting the availability of the ePort® G8 and ePort Edge™ products. The ePort® G8 product was available for sale to our customers at the end of the third quarter of fiscal 2009, and the ePort Edge™ product was available for sale to our customers during the fourth quarter of fiscal 2009. The increase in license and transaction fees was primarily due to the increase in the number of ePort® units on our USALive® network.

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

Gross profit for the year ended June 30, 2009 was $2,849,517 compared to gross profit of $3,418,854 for the previous fiscal year. The decrease was primarily the result of a reduction in equipment sales. During the same periods, percentage based gross profit increased to 24% from 21%; this increase is primarily due to an increase in the profit margin of ePort® vending equipment sales as a result of lower production costs primarily due to offshore production.

Selling, general and administrative expense of $15,183,847, decreased by $3,459,369 or 19% primarily due to decreases in compensation expenses of approximately $3,067,000, recruiting fees of approximately $349,000, trade show expenses of approximately $197,000, travel and entertainment expenses of approximately $195,000, and bad debt expense of approximately $155,000, offset by increases in professional and consulting services of approximately $282,000 and product development costs of approximately $183,000. The overall decrease was due to cost reduction measures taken by the Company during the third and fourth quarters of fiscal year 2008 and during the third quarter of fiscal year 2009. The increase in product development costs and consulting services is directly attributable to the costs related to the development of our new ePort® G-8 and ePort Edge™ products.

Compensation expense decreased by approximately $3,067,000 primarily due to a decrease of approximately $1,855,000 in non-cash charges related to the LTIP Program (See Note 10 of the Consolidated Financial Statements), as well as a $1,212,000 decrease in compensation and benefits expense.

The year ended June 30, 2009 resulted in a net loss of $13,731,818 (including approximately $2.6 million of non-cash charges) compared to a net loss of $16,417,893 (including approximately $3.2 million of non-cash charges) for the year ended June 30, 2008.

FISCAL QUARTER ENDED JUNE 30, 2010 COMPARED TO FISCAL QUARTER ENDED JUNE 30, 2009

Revenues for the quarter ended June 30, 2010 were $4,479,106 compared to $3,646,083 for the quarter ended June 30, 2009. This $833,023 or 23% increase was primarily due to an increase in license and transaction fees of $1,274,781, offset by a decrease in equipment sales of $441,758. The increase in license and transaction fees was primarily due to the increase in the number of ePort® units on our USALive® network as well as increased revenue on those connected units. As of June 30, 2010, the Company had approximately 82,000 distributed assets connected to our USALive® network generating license fee revenue as compared to approximately 52,000 distributed assets connected to our USALive network as of June 30, 2009. In regards to transaction fees, during the quarter ended June 30, 2010, the Company processed approximately 11.7 million transactions totaling approximately $20.8 million compared to approximately 6.7 million transactions totaling over $13.5 million during the quarter ended June 30, 2009, an increase of approximately 73% in transaction volume and approximately 54% in dollars processed.

The $441,758 decrease in equipment sales was a result of a decrease of approximately $650,000 in sales of ePort®, offset by an increase in sales of Energy Miser products of $180,000. The decrease in ePort® sales is due mainly to a significant portion of the ePort® units shipped during the quarter ended June 30, 2010 were shipped under the Jump Start Program, for which the Company records a one-time activation fee, but does not record an equipment sale. The JumpStart program did not exist during the quarter ended June 30, 2009, therefore the Company recorded an equipment sale for all ePort® units shipped during the quarter ended June 30, 2009.

Cost of sales consisted of equipment costs of $920,767 and $1,550,990 and network and transaction services related costs of $2,033,420 and $1,405,298 for the quarters ended June 30, 2010 and 2009, respectively. The decrease in total cost of sales of $2,101 over the prior fiscal quarter was due to a decrease in equipment costs of $630,223, offset by an increase in network and transaction services of $628,122. The decrease in equipment costs was a direct result of shipping more units under the Jump Start Program. The costs associated with the Jump Start units were recorded to Property and Equipment on the Consolidated Balance Sheet. The Jump Start Program did not exist during the quarter ended June 30, 2009. The increase in network and transaction services costs was directly related to increases in units connected to the network and increases in processing volume, offset by decreases in third party supplier costs due to an amendment to a contract which occurred in the quarter ended December 31, 2009.

Gross profit for the quarter ended June 30, 2010 was $1,524,919 compared to gross profit of $689,796 for the same quarter in the previous fiscal year, an increase of $835,122, of which $646,658 is attributable to license and transaction fees and $188,464 is from equipment sales. The increase in gross profit related to license and transaction fee revenue was generated by additional devices connected to our network and a decrease in third party supplier costs related to a negotiated amendment to a contract, which took effect in December 2009. Percentage based total gross profit (“GP”) increased overall from 19% to 34%, equipment sales GP increased from 22% to 41%, and license and transaction fees GP increased from 15% to 31%.

Selling, general and administrative expense of $3,261,803, increased by $49,034 or 2%, primarily due to an increase in compensation expenses of approximately $115,000 and other net increases of approximately $56,000 offset by a decrease in consulting and other professional services of approximately $122,000.

Compensation expense increased by approximately $115,000 primarily due to a one-time charge of approximately $200,000 related to severance payments offset by decreases of approximately $59,000 in salaries, commissions and benefits as well as a decrease of approximately $26,000 in non-cash charges related to the LTIP Program.

The quarter ended June 30, 2010 resulted in a net loss of $2,089,801 compared to a net loss of $2,918,337 for the quarter ended June 30, 2009. Net loss for the June 30, 2010 fiscal quarter was the lowest quarterly net loss since our shares became listed on The NASDAQ Stock Market in March 2007.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2010, net cash of $12,347,182 was used by operating activities, primarily due to the net loss of $11,571,495 offset by non-cash charges totaling $1,972,893, representing the vesting and issuance of common stock for employee compensation, bad debt recovery, loss on disposal of equipment and the depreciation and amortization of assets. In addition to these non-cash charges, the Company’s net operating assets increased by $2,748,580 primarily due to increases in accounts and finance receivables, and inventory, offset by increases in accrued expenses and accounts payable and a decrease in prepaid expenses and other assets.

The Company received cash of $13,724,079 in financing activities during the year ended June 30, 2010 due to cash proceeds from the issuances of common stock under the 2009 subscription rights offering of $12,958,159 and under the 2010 public offering of $1,974,014 and proceeds from long-term debt of $7,500.  These inflows of cash were offset by debt repayments of $607,462 and the purchase in the open market of $598,464 of preferred stock which was subsequently canceled and retired, and the cancellation of Common Stock which had been held by an executive officer in order to satisfy payroll withholding tax obligations of the officer in connection with shares of Common Stock which vested during January 2009.

The Company has incurred losses since inception. Our accumulated deficit through June 30, 2010 is composed of cumulative losses amounting to approximately $187,500,000, preferred dividends converted to common stock of approximately $2,690,000, and charges incurred for the open-market purchases of preferred stock of approximately $150,000. The Company has continued to raise capital through equity offerings to fund operations.

As of June 30, 2010 the Company had $7,604,324 of cash and cash equivalents on hand.

During the 2011 fiscal year, the Company anticipates incurring capital expenditures of approximately $3,800,000 in connection with ePort units expected to be used in the JumpStart Program and additional capital expenditures of $790,000 for other fixed assets.

The Company has stated goals to achieve at least 100,000 connections by December 31, 2010 and positive earnings before interest, taxes, depreciation and amortization (EBITDA, a non-GAAP financial measure) for the quarter then ending. At August 31, 2010 the Company had approximately 86,000 connections on its network. We expect to achieve the additional connections needed to achieve our goal of 100,000 connections mainly via our Jump Start program. Each Jump Start connection has a one-time activation fee due the Company upon shipment of the device, a monthly recurring fee and transactional fees from the cashless activity generated by the unit. During the last six months of fiscal year 2010 (January 1, 2010 through June 30, 2010) the Company added approximately 19,000 ePort connections, of which, approximately 14,000 were from the Jump Start program. For the quarter ended June 30, 2010, the Company had an EBITDA loss of $1,603,027 as detailed below.

Reconciliation of quarterly net loss to EBITDA for the quarter ended June 30, 2010:

Net loss	$(2,089,803)

Less interest income	(48,281)

Plus interest expense	12,184

Plus income tax expense	--

Plus depreciation expense	264,273

Plus amortization expense	258,600

EBITDA	$(1,603,027)

As a result of the connections added during the past six months, recurring revenue from license and transaction fees increased from approximately $2,074,000 for the three months ended December 31, 2009 to approximately $2,930,000 for the three months ended June 30, 2010, an increase of 41%. In addition, total gross profit has increased since introducing the Jump Start program – total gross profit for the three months ended December 31, 2009 of approximately $1,009,000 increased to approximately $1,525,000 for the three months ended June 30, 2010, an increase of 51%.

Our average monthly cash-based selling, general and administrative (SG&A) expenses during the quarter ended June 30, 2010 were approximately $1,100,000. This included approximately $200,000 of nonrecurring charges related to severance payments. Excluding these charges, our average monthly cash-based SG&A expenses were $1,033,000. The Company has been engaged in planned reductions of its monthly cash-based SG&A expenses. The Company began to reduce these costs in June 2010, and will continue to reduce these costs throughout the quarter ending September 30, 2010. The cost reductions consist mainly of the termination of consulting contracts due to the completion of certain development projects, reduction in employee headcount and associated benefits and reductions in other professional fees. We expect at the conclusion of these reductions our cash-based SG&A expenses to be slightly under $800,000, and the full impact of these reductions should be realized beginning in October 2010.

We expect revenues from license and transaction fees, as well as gross profit, to continue to increase as the Company’s connections to its network grow. We believe these increases, coupled with the anticipated reductions in SG&A expenses described above, will allow the Company to achieve positive EBITDA for the quarter ending December 31, 2010.

Based on the above, the Company believes its existing cash and cash equivalents as of June 30, 2010, should provide sufficient funds to meet the Company’s cash requirements, including capital for the Jump Start Program, capital expenditures and repayment of long-term debt, through at least July 1, 2011.

On July 27, 2010, the Company signed a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the purchase agreement, and subject to the conditions set forth therein, we have the right to sell to Lincoln Park, and Lincoln Park has the obligation to purchase from us, up to 4,851,408 shares of common stock over a 25 month period with an aggregate purchase price not to exceed $5 million. We are not required to sell any shares to Lincoln Park, and we will control the timing and amount of any sales of shares to Lincoln Park. The purchase agreement may be terminated by us at any time at our discretion without any cost to us. The sale of any shares to Lincoln Park is subject to our registering the shares under the Securities Act of 1933. In August 2010, we filed a registration statement covering the shares with the Securities and Exchange Commission and anticipate that the registration statement will become effective during the second quarter of the fiscal year.

Based on the Company’s operating plan described above, we do not anticipate selling any shares to Lincoln Park under the purchase agreement at this time, if ever.

In the event actual results do not materialize as described above, the Company believes its existing cash and cash equivalents as of June 30, 2010, as well as the net proceeds available from the Lincoln Park agreement, and the Company’s ability to continue to reduce expenses, should result in sufficient available funds to meet the Company’s cash requirements, including capital for the Jump Start Program, capital expenditures and repayment of long-term debt, through at least July 1, 2011.

CONTRACTUAL OBLIGATIONS

As of June 30, 2010, the Company had certain contractual obligations due over a period of time as summarized in the following table:

	Payments due by period
Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$344,984	$162,840	$157,840	$24,304	$—
Capital Lease Obligations	302,864	216,384	85,803	677	—
Operating Lease Obligations	95,824	91,064	4,760	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$743,672	$470,288	$248,403	$24,981	$—

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

Item 8. Financial Statements and Supplementary Data.

USA TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
USA Technologies, Inc.

We have audited the accompanying consolidated balance sheets of USA Technologies, Inc. and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2010.  Our audits also included the financial statement schedule of USA Technologies, Inc. listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of USA Technologies, Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management’s assessment of the effectiveness of USA Technologies, Inc.’s internal control over financial reporting as of June 30, 2010, included in the accompanying management’s annual report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

New York, NY
September 21, 2010

USA Technologies, Inc.
Consolidated Balance Sheets

	June 30
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$7,604,324	$6,748,262
Accounts receivable, less allowance for uncollectible accounts of $41,000 and $42,000, respectively	2,048,421	1,468,052
Finance receivables	242,452	212,928
Inventory	2,633,971	1,671,226
Prepaid expenses and other current assets	847,344	1,078,026
Total current assets	13,376,512	11,178,494

Finance receivables, less current portion	339,341	121,624
Property and equipment, net	4,511,889	2,081,909
Intangibles, net	3,810,653	4,845,053
Goodwill	7,663,208	7,663,208
Other assets	146,821	90,090
Total assets	$29,848,424	$25,980,378

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,570,730	$3,794,691
Accrued expenses	1,869,367	1,393,356
Current obligations under long-term debt	344,652	494,850
Total current liabilities	6,784,749	5,682,897

Long-term debt, less current portion	251,503	325,209
Total liabilities	7,036,252	6,008,106

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000 Series A convertible preferred- Authorized shares- 900,000 Issued and outstanding shares- 444,468 and 510,270, respectively (liquidation preference of $14,079,523 and $15,451,307, respectively)	3,148,676	3,614,554
Common stock, no par value: Authorized shares- 640,000,000 Issued and outstanding shares- 25,497,155 and 15,423,022, respectively	209,958,552	194,948,693
Accumulated deficit	(190,295,056)	(178,590,975)
Total shareholders’ equity	22,812,172	19,972,272
Total liabilities and shareholders’ equity	$29,848,424	$25,980,378

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations

	Year ended June 30
	2010	2009	2008

Revenues:
Equipment sales	$6,464,006	$6,158,017	$12,384,870
License and transaction fees	9,307,100	5,862,106	3,718,676
Total revenues	15,771,106	12,020,123	16,103,546

Cost of equipment	4,049,433	4,490,519	9,703,474
Cost of services	6,861,642	4,680,087	2,981,218
Gross profit	4,860,031	2,849,517	3,418,854

Operating expenses:
Selling, general and administrative	14,885,685	15,183,847	18,643,215
Depreciation and amortization	1,570,043	1,583,426	1,923,491
Total operating expenses	16,455,728	16,767,273	20,566,706
Operating loss	(11,595,697)	(13,917,756)	(17,147,852)

Other income (expense):
Interest income	85,144	282,930	877,159
Interest expense	(60,942)	(96,992)	(147,200)
Total other income, net	24,202	185,938	729,959
Net loss	(11,571,495)	(13,731,818)	(16,417,893)
Cumulative preferred dividends	(735,139)	(772,997)	(780,588)
Loss applicable to common shares	$(12,306,634)	$(14,504,815)	$(17,198,481)
Loss per common share (basic and diluted)	$(0.55)	$(0.95)	$(1.21)
Weighted average number of common shares outstanding (basic and diluted)	22,370,068	15,263,788	14,158,298

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Shareholders’ Equity

	Series A Convertible Preferred Stock	Common Stock	Accumulated Deficit	Total

Balance, June 30, 2007	$3,686,218	$172,822,868	$(148,424,880)	$28,084,206
Issuance of 886,908 shares of common stock to an accredited investor at varying prices per share, less issuance costs of $1,410	—	5,671,847	—	5,671,847
Issuance of 2,142,871 shares of common stock to an accredited investor at $7.00 per share, less issuance costs of $1,012,597	—	13,987,500	—	13,987,500
Exercise of 58,543 warrants at $6.40 per share resulting in the issuance of 58,543 shares of Common Stock	—	374,675	—	374,675

Retirement of 650 shares of common stock	—	(7,138)	—	(7,138)
Issuance of 31,500 fully-vested shares of common stock to employees and vesting of restricted shares granted under the 2007-A Stock Compensation Plan	—	221,953	—	221,953
Reclassification of charges from Long-Term Equity Incentive Program for Fiscal Year 2007 to a share-based liability until settlement	—	(599,311)	—	(599,311)
Issuance of 225,249 net shares of common stock for settlement of the Long-Term Equity Incentive Program liability for Fiscal Year 2007	—	1,189,222	—	1,189,222
Charges incurred in connection with stock options	—	71,488	—	71,488

Net loss	—	—	(16,417,893)	(16,417,893)

Balance, June 30, 2008	$3,686,218	$193,733,104	$(164,842,773)	$32,576,549

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Shareholders’ Equity (Continued)

	Series A Convertible Preferred Stock	Common Stock	Accumulated Deficit	Total

Retirement of 162,599 shares of common stock	$—	$(375,584)	$—	$(375,584)
Retirement of 10,122 shares of preferred stock	(71,664)	—	(16,384)	(88,048)
Issuance of 56,487 fully-vested shares of common stock to employees and vesting of shares granted under the 2007-A Stock Compensation Plan	—	284,117	—	284,117
Issuance of 239,253 fully-vested shares of common stock to officers and employees and vesting of shares granted under the 2008 Stock Incentive Plan	—	1,040,526	—	1,040,526
Issuance of 134,611 net shares of common stock for settlement of the Long-Term Equity Incentive Program liability for Fiscal Year 2008	—	266,530	—	266,530

Net loss	—	—	(13,731,818)	(13,731,818)

Balance, June 30, 2009	$3,614,554	$194,948,693	$(178,590,975)	$19,972,272

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Shareholders’ Equity (Continued)

	Series A Convertible Preferred Stock	Common Stock	Accumulated Deficit	Total

Retirement of 5,113 shares of common stock	$—	$(9,668)	$—	$(9,668)
Retirement of 65,802 shares of preferred stock	(465,878)	—	(132,586)	(598,464)
Issuance of 40,000 fully-vested shares of common stock to officers and employees and vesting of shares granted under the 2008 Stock Incentive Plan	—	87,354	—	87,354
Issuance of 7,285,792 shares of common stock at $2.00 per share, less issuance costs of $1,613,425	—	12,958,159	—	12,958,159
Issuance of 2,753,454 shares of common stock at $0.90 per share, less issuance costs of $504,095		1,974,014		1,974,014
Net loss	—	—	(11,571,495)	(11,571,495)

Balance, June 30, 2010	$3,148,676	$209,958,552	$(190,295,056)	$22,812,172

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows

	Year ended June 30
	2010	2009	2008
OPERATING ACTIVITIES:
Net loss	$(11,571,495)	$(13,731,818)	$(16,417,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Charges incurred (reduced) in connection with the vesting and issuance of common stock for employee and officer compensation	87,354	1,324,643	(377,358)
Charges incurred (reduced) in connection with the Long-term Equity Incentive Program	43,171	(375,866)	1,479,479
Charges incurred in connection with stock options	—	—	71,488
Loss on disposal of property and equipment	25,059	—	—
Depreciation, $247,772 of which is allocated to cost of services for the year ended June 30, 2010	783,415	632,408	686,891
Amortization	1,034,400	1,040,379	1,236,600
Bad debt expense (recovery)	(506)	(17,158)	137,931
Changes in operating assets and liabilities:
Accounts receivable	(579,863)	2,032,772	(1,352,404)
Finance receivables	(247,241)	489,211	(213,747)
Inventory	(3,468,027)	627,776	734,790
Prepaid expenses and other assets	337,672	181,114	(423,612)
Accounts payable	776,039	(210,858)	112,242
Accrued expenses	432,840	(470,283)	731,539

Net cash used in operating activities	(12,347,182)	(8,477,680)	(13,594,054)

INVESTING ACTIVITIES:
Purchase of property and equipment, net	(520,835)	(264,863)	(572,278)
Net proceeds (purchases) from redemption/sale of available-for-sale securities	—	6,875,000	(525,000)

Net cash provided by (used in) investing activities	(520,835)	6,610,137	(1,097,278)

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows (Continued)

	Year ended June 30
	2010	2009	2008
FINANCING ACTIVITIES:
Net proceeds from the issuance (payments for retirement) of common stock and exercise of common stock warrants	$14,922,505	$(375,584)	$20,026,884

Payments for retirement of preferred stock	(598,464)	(88,048)	—
Proceeds from the issuance of long-term debt	7,500	—	332,740
Repayment of long-term debt	(607,462)	(891,254)	(861,445)

Net cash provided by (used in) financing activities	13,724,079	(1,354,886)	19,498,179

Net increase (decrease) in cash and cash equivalents	856,062	(3,222,429)	4,806,847
Cash and cash equivalents at beginning of year	6,748,262	9,970,691	5,163,844
Cash and cash equivalents at end of year	$7,604,324	$6,748,262	$9,970,691

Supplemental disclosures of cash flow information:
Cash paid for interest	$63,883	$97,385	$168,332
Equipment and software acquired under capital lease	$17,337	$424,612	$262,701
Equipment and software financed with long-term debt	$195,000	$—	$—
Prepaid insurance financed with long-term debt	$—	$225,785	$203,777
Prepaid software licenses and maintenance financed with long-term debt	$—	$93,398	$—
Disposal of property and equipment	$581,124	$—	$—
Reclass of inventory to fixed assets for rental units	$2,505,282	$—	$—

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

The Company has incurred losses from its inception through June 30, 2010 and losses have continued through August 2010 and are expected to continue during fiscal year 2011. The Company’s ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and the available capital resources. Until the Company’s products and services can generate sufficient operating revenues, the Company will be required to use its cash and cash equivalents on hand, as well as raise capital to meet its cash flow requirements including the issuance of Common Stock and the exercise of outstanding Common Stock warrants. Note 15 details subsequent events related to product deployment and capital resources.

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

The Company’s available-for-sale securities consisted of auction rate securities (“ARS”). During the year ended June 30, 2009, the ARS broker-dealer purchased the remaining $6,875,000 of the Company’s ARS at par. As such, there were no unrealized losses recorded in the year ended June 30, 2009 in connection with these investments. As of June 30, 2010 and 2009 there were no ARS held by the Company.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

FINANCE RECEIVABLES

The Company offers extended payment terms to certain customers for equipment sales. Through June 30, 2009 payment terms consisted of fixed term notes. During the year ended June 30, 2010 the Company started offering customers its Quick Start Program. In accordance with ASC Topic 840, “Leases”, agreements under the Quick Start program qualify for sales-type lease accounting. Accordingly, the future minimum lease payments are classified as finance receivables in the Company’s consolidated balance sheets. Notes receivable or Quick Start leases are generally for a 36 month term. Finance receivables are carried at their contractual amount and charged off against the allowance for credit losses when management determines that recovery is unlikely and the Company ceases collection efforts. The Company recognizes a portion of the note or lease payments as interest income in the accompanying consolidated financial statements based on the effective interest rate method.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with ASC 350, “Intangibles – Goodwill and Other”. Under ASC 350, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. The Company tests goodwill for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a discounted cash flow analysis to complete the first step in this process. We also give consideration to our market capitalization. During 2009 and 2010, we experienced a decline in our market capitalization due to a decline in our stock price. As of June 30, 2010, our market capitalization was less than our book value and as of September 17, 2010 it was slightly higher than book value. We believe the decline in our stock price has, in part, been influenced by the current national credit crises and national economic recession. We believe that it is appropriate to view the current credit crisis and recession as relatively temporary in relation to reporting units that have demonstrated long-lived / enduring franchise value. Accordingly, we believe that a variance between market capitalization and fair value can exist and that difference could be significant at points in time due to intervening macroeconomic influences. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill as a result of its testing on April 1, 2010, April 1, 2009 and April 1, 2008.

Patents, trademarks and the non-compete agreement are carried at cost less accumulated amortization, which is calculated on a straight-line basis over their estimated economic life. The Company reviews intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows resulting from the use of the asset and its eventual disposition is less than its carrying amount. The amount of the impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. As of June 30, 2010 and 2009, the Company has concluded there has been no impairment of patents or trademarks. As of June 30, 2009 the non-compete agreement is fully amortized; and there was no impairment of the non-compete agreement as of June 30, 2008.

IMPAIRMENT OF LONG LIVED ASSETS

In accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value. In the period when the plan of sale criteria of ASC 360 are met, long-lived assets are reported as held for sale, depreciation and amortization cease, and the assets are reported at the lower of carrying value or fair value less costs to sell. The Company has concluded that the carrying amount of long-lived assets is recoverable as of June 30, 2010 and 2009.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

Financial instruments that subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts and finance receivables. The Company maintains cash and cash equivalents with various financial institutions. Approximately 52% and 32% of the Company’s accounts and finance receivables at June 30, 2010 and 2009, respectively, were concentrated with two (28% with one and 24% with another) and one customer(s), respectively. Approximately 11%, 11%, and 61% of the Company’s equipment sale revenues for the years ended June 30, 2010, 2009 and 2008, respectively, were concentrated with one, one, and two (34% with one and 27% with another) customer(s), respectively. Approximately 52%, 44%, and 44% of the Company’s license and transaction processing revenues for the years ended June 30, 2010, 2009 and 2008, respectively, were concentrated with two (35% with one and 17% with another), one, and two (27% with one and 17% with another) customer(s), respectively.  The Company’s customers are principally located in the United States.

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

EQUIPMENT RENTAL

During the year ended June 30, 2010, the Company commenced a rental program, Jump Start, for its ePort equipment devices. In accordance with ASC 840, “Leases”, the Company classifies the rental agreements as operating leases. For the year ended June 30, 2010, there was approximately $369,000 of activation fee revenue related to Jump Start equipment included in equipment sales in the Consolidated Statements of Operations. There was also approximately $433,000 of service fee revenue related to Jump Start equipment included in license and transaction fees in the Consolidated Statements of Operations for the year ended June 30, 2010.  Cost for the Jump Start revenues, which consists of depreciation expense on the Jump Start equipment, approximated $105,000 for the year ended June 30, 2010, and was included in cost of services in the Consolidated Statements of Operations. At June 30, 2010 $2,400,165 of ePort equipment utilized by the Jump Start program was included in property and equipment, net on the consolidated balance sheet.

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

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed as incurred. Research and development expenses, which are included in general and administrative and compensation expense in the consolidated statements of operations, were approximately $1,864,000, $2,691,000, and $1,679,000 for the years ended June 30, 2010, 2009 and 2008, respectively. Our research and development initiatives focus on adding features and functionality to our system solutions through the development and utilization of our processing and reporting network and new technology.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR EQUITY AWARDS

In accordance with ASC 718 the cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award and allocated over the vesting period of the award.

There were no common stock options granted during the year ended June 30, 2010, 2009, or 2008. The Company recorded stock compensation expense of $87,354, $1,324,643, and $221,953 related to common stock grants and vesting of shares previously granted to employees, excluding the Long-term Equity Incentive Program, and $0, $0, and $71,488 related to the vesting of common stock options during the years ended June 30, 2010, 2009 and 2008, respectively. On February 4, 2009, the Board of Directors approved the recommendation of the Compensation Committee that the final twelve month measuring period under the LTIP Program be changed from the fiscal year ended June 30, 2009 to the fiscal year ended June 30, 2010. The foregoing was approved by the Board as it did not believe it would be appropriate to reward senior management with bonuses during the current economic slowdown. Accordingly, the Company recorded stock compensation expense of $43,171 related to the vesting of shares under the Long-term Equity Incentive Program during the year ended June 30, 2010. During the year ended June 30, 2009 the Company recorded a reduction to stock compensation expense of $375,866 related to the final settlement of the June 30, 2008 award under the LTIP Program (See Note 10). The Company recorded stock compensation expense of $1,479,479 related to the vesting of shares under the Long-term Equity Incentive Program during the year ended June 30, 2008.

INCOME TAXES

The Company adopted the provisions of FASB ASC 740, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109." FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. Upon the adoption of ASC 740, the Company had no unrecognized tax benefits.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued or incurred during the years ended June 30, 2010, 2009 and 2008.

LOSS PER COMMON SHARE

Basic earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the year plus the effect of potential common shares (approximately 13,787,000, 3,524,000, and 2,213,000 shares as of June 30, 2010, 2009 and 2008, respectively) unless such effect is anti-dilutive. No exercise of stock options (160,000) or stock purchase warrants (13,526,748); or the conversion of preferred stock (4,445) or cumulative preferred dividends (9,635); or the issuance of shares granted under the Long-Term Equity Incentive Program (86,342) was assumed during the fiscal year ended June 30, 2010 because the result would be anti-dilutive. No exercise of stock options (160,000) or stock purchase warrants (3,030,863); or the conversion of preferred stock (5,103) or cumulative preferred dividends (10,349); or the issuance of shares granted under the Long-Term Equity Incentive Program (317,433) was assumed during the fiscal year ended June 30, 2009 because the result would be anti-dilutive. No exercise of stock options (161,500) or stock purchase warrants (1,591,735); or the conversion of preferred stock (5,203) or cumulative preferred dividends (9,774); or the issuance of shares granted under the Long-Term Equity Incentive Program (444,405) was assumed during the fiscal year ended June 30, 2008 because the result would be anti-dilutive.

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

On July 1, 2009, the Financial Accounting Standards Board officially launched the FASB Accounting Standards CodificationTM (Codification), which has become the single official source of authoritative, nongovernmental U.S. GAAP, superseding all prior FASB, AICPA, EITF, and related literature. The Codification is effective for interim and annual periods ended on or after September 15, 2009. Adoption of this statement has not had a material effect on our results of operations or financial position.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

3. FINANCE RECEIVABLES

Finance Receivables consist of the following:

	June 30
	2010	2009
Notes receivable	$56,962	$334,552
Lease receivables	524,831	—
Total finance receivables	581,793	334,552
Less current portion	242,452	212,928
Non-current portion of finance receivables	$339,341	$121,624

4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

	Useful	June 30
	Lives	2010	2009
Computer equipment and purchased software	3-7 years	$4,330,645	$4,169,063
Lessor Equipment	5 years	2,505,282	-
Furniture and equipment	3-7 years	921,445	937,389
Leasehold improvements	Lesser of life or lease term	271,759	265,749
Vehicles	5 years	29,066	29,066
		8,058,197	5,401,267
Less accumulated depreciation		(3,546,308)	(3,319,358)
		$4,511,889	$2,081,909

USA Technologies, Inc.
Notes to Consolidated Financial Statements

4. PROPERTY AND EQUIPMENT (CONTINUED)

Assets under capital lease totaled approximately $1,459,000 and $1,442,000 as of June 30, 2010 and 2009, respectively. Capital lease amortization of approximately $263,000, $204,000, and $228,000, is included in depreciation expense for the years ended June 30, 2010, 2009 and 2008, respectively.

5. INTANGIBLE ASSETS

Amortization expense relating to all acquired intangible assets was approximately $1,034,000, $1,040,000, and $1,237,000 during each of the years ended June 30, 2010, 2009 and 2008, respectively. The intangible asset balance and related accumulated amortization consisted of the following:

	June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:

Trademarks	$2,064,000	$(853,125)	$1,210,875
Patents	9,294,000	(6,694,222)	2,599,778
Non-compete agreement	1,011,000	(1,011,000)	—
Total	$12,369,000	$(8,558,347)	$3,810,653

	June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Intangible assets:
Trademarks	$2,064,000	$(748,125)	$1,315,875
Patents	9,294,000	(5,764,822)	3,529,178
Non-compete agreement	1,011,000	(1,011,000)	—
Total	$12,369,000	$(7,523,947)	$4,845,053

At June 30, 2010, the expected amortization of the intangible assets is as follows: $1,034,000 in fiscal year 2011, $998,000 in fiscal year 2012, $742,000 in fiscal year 2013 and $22,000 in fiscal year 2014. The weighted average useful life of these amortized intangible assets is 2.8 years at June 30, 2010.  At June 30, 2010 and 2009, $1,014,000 of trademarks has an indefinite life and is included in the intangible assets tables above.

6.  ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30
	2010	2009
Accrued compensation and related sales commissions	$922,741	$318,792
Accrued professional fees	374,288	439,759
Accrued taxes and filing fees	222,249	206,875
Advanced customer billings	55,773	101,942
Accrued share-based payment liability	43,171	—
Accrued other	251,145	325,988
	$1,869,367	$1,393,356

USA Technologies, Inc.
Notes to Consolidated Financial Statements

7. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30
	2010	2009
Capital lease obligations	$280,261	$580,383
Loan agreement	315,894	239,676
	596,155	820,059
Less current portion	344,652	494,850
	$251,503	$325,209

The maturities of long-term debt as of June 30, 2010 are as follows:

2011	$344,652
2012	153,900
2013	74,067
2014	16,990
2015	6,546
$596,155

During May 2010, the company financed software licenses totaling $77,730, due in 12 monthly installments of $6,833 at an interest rate of 3.3%.

During March 2010, the Company financed the purchase of computer equipment totaling $195,000 due in 36 monthly installments at an interest rate of 4.95%. An amount of restricted cash equal to the outstanding principal balance of the loan serves as security for this loan. Accordingly, $62,585 and $117,246 of restricted cash is classified as current and non-current other assets, respectively, on the Consolidated Balance Sheet at June 30, 2010.

During July 2009, the Company financed a portion of the premiums for various insurance policies totaling $85,991 due in nine monthly installments at an interest rate of 5.1%. In the same month the Company also entered into a capital lease for office equipment totaling $24,836, due in 46 monthly installments of $677 at an interest rate of 12.1%.

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

During November 2007, the Company entered into a long-term debt agreement for $93,000 with a financial institution bearing interest at 8.25%, which is collateralized by the assets of the Company, which requires 84 monthly payments of $1,467, including interest and principal.

During July 2007, the Company entered into loan agreements for $239,740 with a financial institution bearing interest at 12% that was collateralized by $274,494 of the Finance Receivables. The Company agreed to make 32 monthly payments of $9,104, which include interest and principal, from the proceeds received from the Finance Receivables. During October 2006, the Company entered into a loan agreement with a financial institution bearing interest at 18% and collateralized by $470,000 of the Finance Receivables. The Company received $470,000 in proceeds and agreed to make 12 monthly payments of $25,000 followed by 18 monthly payments of $15,000, which include interest and principal, from the proceeds received from the Finance Receivables. These loan agreements were satisfied by June 30, 2010. As of June 30, 2009, $110,464 and $21,727 of the current and long-term Finance Receivables, respectively, are collateral for the outstanding balance of these loans, of which $61,585 and $0 is current and long-term debt, respectively.

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

8. INCOME TAXES

At June 30, 2010 the Company had net operating loss carryforwards of approximately $163,843,000 to offset future taxable income expiring through approximately 2030. In addition, the Company had capital loss carryforwards of approximately $100,000 as of June 30, 2010.

The timing and extent to which the Company can utilize future tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations (i.e. IRS Code Section 382). The changes in ownership limitations under IRS Code Section 382 have had the effect of limiting the maximum amount of net operating loss carryforwards as of June 30, 2010 and 2009 available for use to offset future years’ taxable income to approximately $116,712,000 and $105,162,000, respectively. Those net operating loss carryforwards start to expire June 30, 2022. Stitch had net operating loss carryforwards of approximately $11,800,000 at the acquisition date. Such net operating loss carryforwards are limited under the same provisions as to the amount available to offset future taxable income and to the extent used in any given year, will result in decreases to goodwill as opposed to income tax expense. As of June 30, 2010 and 2009 the capital loss carryforwards were not limited in use under IRS Code Section 382.

At June 30, 2010 and 2009 the Company recorded net deferred tax assets of approximately $46,782,000 and $42,305,000, respectively, which were reduced by a valuation allowance of the same amount as the realization of the deferred tax asset is not likely, principally due to the lack of earnings history.

The net deferred tax assets arose primarily from net operating loss and capital loss carryforwards, as well as the use of different accounting methods for financial statement and income tax reporting purposes as follows:

	JUNE 30
	2010	2009
Deferred tax assets:
Net operating loss and capital loss carryforwards	$44,774,000	$40,041,000
Deferred research and development costs	271,000	265,000
Software development costs	216,000	432,000
Intangibles	721,000	676,000
Stock-based compensation	396,000	761,000
Other	628,000	472,000
	47,006,000	42,647,000
Deferred tax liabilities:
Intangibles	(224,000)	(342,000)
Deferred tax assets, net	46,782,000	42,305,000
Valuation allowance	(46,782,000)	(42,305,000)
Deferred tax assets, net of allowance	$—	$—

USA Technologies, Inc.
Notes to Consolidated Financial Statements

9. PREFERRED STOCK

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

Cumulative unpaid dividends at June 30, 2010 and 2009 amounted to $9,634,843 and $10,348,607, respectively. Cumulative unpaid dividends are convertible into common shares at $1,000 per common share at the option of the shareholder. During the years ended June 30, 2010, 2009 and 2008 no Preferred Stock or cumulative preferred dividends was converted into shares of Common Stock. The Series A Preferred Stock may be called for redemption at the option of the Board of Directors for a price of $11.00 per share plus payment of all accrued and unpaid dividends. No such redemption has occurred as of June 30, 2010. In the event of any liquidation, the holders of shares of Series A Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders.

During the year ended June 30, 2009, the Company retired 10,122 shares of its Preferred Stock it purchased on the open market at prices ranging from $8.00 to $9.50 per share for a total of $88,048.

During the year ended June 30, 2010, the Company retired 65,802 shares of its Preferred Stock it purchased on the open market at prices ranging from $8 to $9 per share for a total of $598,464.

10. COMMON STOCK

The Company’s Board of Directors has authorized various Common Stock private placement offerings. Activity for these offerings during the years ended June 30, 2010, 2009 and 2008 are as follows:

On September 25, 2006, the Company entered into a Common Stock Purchase Agreement (the “2006-B Common Stock Agreement”) with Steve Illes, an accredited investor. Mr. Illes agreed to purchase shares of the Company’s Common Stock with an aggregate purchase price not to exceed $15,000,000. Under the 2006-B Common Stock Agreement, the Company had the right at any time to require Mr. Illes to purchase Common Stock from the Company at the lower of: (i) $30.00 per share; or (ii) 90% of the closing bid price per share on the date prior to the date of the delivery by the Company to Mr. Illes of notice of his obligation to purchase. The Company could require Mr. Illes to purchase shares only if the shares had been registered by the Company for resale by Mr. Illes under the Securities Act of 1933, as amended (the “Act”), as amended. During any calendar month, Mr. Illes could not be required by the Company to purchase Common Stock for an aggregate purchase price in excess of $800,000. The Company registered 1,500,000 and 800,000 shares effective December 21, 2006 and July 9, 2007, respectively. The Company had the right in the future, if necessary, to register additional shares for resale by Mr. Illes in order to ensure that a sufficient number of shares were available for purchase by Mr. Illes under the 2006-B Common Stock Agreement. The Company issued to Mr. Illes 20,000 shares of Common Stock as a due diligence fee in connection with this transaction and registered these shares for resale by Mr. Illes under the 1933 Act. During the year ended June 30, 2008, the Company issued 886,908 shares of Common Stock under the 2006-B Common Stock Agreement for total gross proceeds of $5,671,847. The Company incurred issuance costs of $1,410 during the year ended June 30, 2008 in connection with this agreement. No shares were issued under this agreement during the years ended June 30, 2010 and 2009. The 2006-B Common Stock Agreement terminated August 30, 2009.

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

On May 22, 2009, the Company filed a registration statement with the Securities and Exchange Commission for a rights offering relating to transferable subscription rights to purchase up to $15 million of common stock and warrants (the “2009 Rights Offering”). The proceeds from the rights offering are to be used for general corporate purposes, including working capital and are available to finance the ePorts which may be utilized in the Quick Start Program.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

10. COMMON STOCK (CONTINUED)

The Company engaged William Blair & Company and Maxim Group LLC to act as the dealer-managers for the 2009 Rights Offering and MacKenzie Partners, Inc. to act as the information agent.

The 2009 Rights Offering commenced on July 13, 2009 and expired on July 31, 2009. On August 7, 2009, the closing date of the rights offering, the Company received $14,571,584 of gross proceeds. The net cash proceeds, after deduction of fees and expenses, including dealer-manager fees, was $12,958,159. In addition, the Company issued a total of 291,432 warrants to the dealer-managers to purchase the Company’s Common Stock at $2.20 per share at any time through August 6, 2012.

In accordance with the terms of the 2009 Rights Offering, the Company issued an aggregate of 7,285,792 shares of common stock for $2.00 per share and 7,285,792 warrants, entitling the holder to purchase one share of common stock at the exercise price of $2.20 per share of common stock commencing January 1, 2010 and through December 31, 2011. The warrants commenced trading on August 7, 2009, on The NASDAQ Global Market under the symbol USATW.

On March 16, 2010, the Company filed a registration statement with the Securities and Exchange Commission for a public offering of up to $3,000,000 of our common stock and warrants to purchase common stock (the “2010 Public Offering”). The proceeds from the offering are to be used for general corporate purposes, including working capital and providing financing for the manufacture by us of our ePort cashless payment products anticipated to be used by our customers participating in our JumpStart Program. The Company engaged Source Capital Group, Inc. to act as the placement agent for the offering.

The offering closed on May 12, 2010 and we sold an aggregate of 2,753,454 shares and related warrants to purchase up to 2,753,454 shares. As compensation for its services related to the offering, Source received warrants to purchase up to 165,207 shares at $1.13 per share, exercisable at any time through May 12, 2013. The warrants contain provisions for one demand registration of the sale of the underlying shares of common stock for a period of five years at our expense, and piggyback registration rights for a period of five years at our expense, and one demand registration right at the placement agent’s expense for a period of five years. The offer and sale of the warrants was exempt from registration under Section 4(2) of the Act.  The investors are accredited investors. The offer and sale thereof did not involve any general advertising or solicitation and the securities contained appropriate restrictive legends under the Act. The warrants commenced trading on May 24, 2010 on The NASDAQ Global Market under the symbol USATZ.

During the years ended June 30, 2010 and 2009 no warrants were exercised to purchase shares of Common Stock. During the year ended June 30, 2008 warrants were exercised to purchase 58,543 shares of Common Stock at $6.40 per share, generating proceeds of $374,675.

The Company’s Board of Directors has authorized various compensation plans. Activity for these plans during the years ended June 30, 2010, 2009 and 2008 are as follows:

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

Pursuant to and as defined in the Program, each executive would be awarded shares of the Company’s Common Stock if the Company achieves certain target goals relating to revenues, gross profit, and EBITDA (the “Target Goals”) of the Company during each of the fiscal years ended June 30, 2007, June 30, 2008 and June 30, 2009. On February 4, 2009, the Board of Directors approved the recommendation of the Compensation Committee that the final twelve month measuring period under the LTIP Program be changed from the fiscal year ended June 30, 2009 to the fiscal year ended June 20, 2010. The foregoing was approved by the Board as the Board did not believe it would be appropriate to reward senior management with bonuses during the current economic slowdown. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, and excludes non-cash stock payments/awards and stock options granted to officers and Board members. The maximum number of shares that can be awarded under the Program is 952,298. The Program allows for the executive officers to reduce the number of shares to be issued in order to satisfy the minimum statutory tax withholding requirements.

During each such fiscal year, the number of eligible shares to be awarded to the executive is based upon the following weightings: 40% of eligible shares are determined by revenues; 30% of eligible shares are determined by gross profit; and 30% of eligible shares are determined by EBITDA.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

10. COMMON STOCK (CONTINUED)

If the Target Goals are achieved by the Company during the applicable fiscal year, the executive officers would be awarded the following number of shares:

	Fiscal Year Ended June 30,
	2007	2008	2009	2010

George R. Jensen, Jr.	178,570	178,570	--	178,570
Stephen P. Herbert	53,713	53,713	--	53,714
David M. DeMedio	21,663	21,663	--	21,664

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

During fiscal year 2007, substantially all of the ePort® units sold consisted of units pertaining to the MasterCard PayPass™ seeding program with substantially reduced selling prices which resulted in reduced gross profit and EBITDA. Management’s goal was to have the maximum number of units deployed in the field as quickly as possible. The Compensation Committee agreed with management that given the current stage of the Company’s business, it was more beneficial to the Company to maximize the number of ePorts® in the field as soon as possible. As a result, on September 21, 2007, the Compensation Committee recommended to the Board of Directors that the selling price of all the ePorts® sold during the fiscal year be “normalized” to the current retail price. This normalization resulted in increased proforma revenues, gross profit and EBITDA for the ePort® units sold in the MasterCard PayPass™ seeding program. The Compensation Committee also recommended that the executive officers be given the option to elect to satisfy certain minimum statutory tax withholding obligations for the restricted stock bonuses previously awarded and issued to the executives under their employment agreements by reducing the number of Common Shares otherwise issuable to them under the Plan. The Board of Directors approved the recommendations of the Compensation Committee.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

10. COMMON STOCK (CONTINUED)

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

During the 2008 fiscal year a portion of the ePort® units sold consisted of units pertaining to the MasterCard PayPass™ seeding program with reduced selling prices resulting in reduced gross profit and EBITDA. Management’s goal was to have the maximum number of units deployed in the field as quickly as possible. The Compensation Committee agreed with management that given the current stage of the Company’s business, it was beneficial to the Company to maximize the number of ePorts® in the field as soon as possible. In September 2008, the Compensation Committee recommended to the Board of Directors that the selling price of the ePorts® sold during fiscal year 2008 as part of the seeding program be “normalized” to the current retail price for the Long-Term Equity Incentive Program (the “Program”). The normalization resulted in increased gross profit and EBITDA for the ePort® units sold in the MasterCard PayPass™ seeding program. The Board of Directors approved the recommendation of the Compensation Committee on September 3, 2008.

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

As a result of the Board’s decision to change the final twelve month measuring date of the LTIP Program from fiscal year 2009 to fiscal year 2010, the accrued share based liability as of June 30, 2010 and 2009 was $43,171 and $0, respectively, and compensation expense for the 2010 and 2009 fiscal year Programs was  $43,171 and $0, respectively. Final settlement of the award for the fiscal year 2010 Program is expected to occur by December 31, 2010.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

10. COMMON STOCK (CONTINUED)

On January 8, 2007, the Board of Directors approved the 2007-A Stock Compensation Plan to allow up to 100,000 shares of Common Stock to be available for issuance to future or current employees, directors or consultants of the Company. During the years ended June 30, 2009 and 2008, the Company issued 56,487 and the last 31,500 shares under the 2007-A Stock Compensation plan totaling $284,117 and $221,953, respectively based on the grant date fair value of the shares.

On February 28, 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan to allow up to 300,000 shares of Common Stock to be available for issuance to future or current employees, directors and consultants of the Company. During the years ended June 30, 2010 and 2009, the Company issued 40,000 and 239,253 shares under the plan totaling $87,354 and $1,040,526, respectively based on the grant date fair value of the shares. There were no shares issued under the plan during the fiscal year ended June 30, 2008.

On June 15, 2010, the Company’s shareholders approved the 2010 Stock Incentive Plan to allow up to 300,000 shares of Common Stock to be available for issuance to future or current employees, directors and consultants of the Company. There were no shares issued under the plan during the fiscal year ended June 30, 2010.

During September 2008, the Company entered into amendments to the employment agreements with Mr. Jensen, Mr. Herbert and Mr. DeMedio. As part of the amendments, Mr. Jensen was granted 110,000 shares of Common Stock under the 2008 Stock Incentive Plan valued at $4.44 per share which vest as follows: 36,000 on September 15, 2008; 37,000 on January 15, 2009; and 37,000 on June 30, 2009; Mr. Herbert was also granted 85,000 shares of Common Stock under the 2008 Stock Incentive Plan valued at $4.44 per share which vest as follows: 28,000 on September 15, 2008; 28,000 on January 15, 2009; and 29,000 on June 30, 2009; and Mr. DeMedio was granted 25,000 shares of Common Stock under the 2008 Stock Incentive Plan valued at $4.44 per share which vest as follows: 8,000 on September 15, 2008; 8,000 on January 15, 2009; and 9,000 on June 30, 2009. During the year ended June 30, 2009, and as permitted under their employment agreements, these executive officers cancelled an aggregate of 23,855 shares of Common Stock held by them in order to satisfy an aggregate of $43,894 of payroll tax withholding obligations related to shares of Common Stock which vested during September 2008 under their employment agreements. During the year ended June 30, 2010, and as permitted under his employment agreement, an executive officer cancelled an aggregate of 5,113 shares of Common Stock held by him in order to satisfy an aggregate of $9,668 of payroll tax withholding obligations related to shares of Common Stock which vested during January and June 2009.

During the year ended June 30, 2009, the Company retired 138,744 shares of its Common Stock it purchased on the open market at prices ranging from $1.26 to $4.00 per share for a total of $331,690.

As of June 30, 2010, the Company had reserved shares of Common Stock for future issuance for the following:

Exercise of Common Stock Options	160,000
Exercise of Common Stock Warrants	13,526,748
Conversions of Preferred Stock and cumulative Preferred Stock dividends	14,080
Issuance under 2008 Stock Incentive Plan	20,747
Issuance under 2010 Stock Incentive Plan	300,000
Issuance under Long-Term Equity Incentive Program- Fiscal Year 2010 (vested, but not issued)	86,342
Issuance under Chief Executive Officer’s employment agreement upon the occurrence of a USA Transaction	140,000
Total shares reserved for future issuance	14,247,917

USA Technologies, Inc.
Notes to Consolidated Financial Statements

10. COMMON STOCK (CONTINUED)

A summary of the status of the Company’s nonvested common shares as of June 30, 2010, 2009 and 2008, and changes during the years then ended is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested Shares
Nonvested at June 30, 2007	634,866	$5.90
Granted	65,400	4.93
Vested	(15,600)	4.96
Reversal of forfeited shares due to normalization- FY 2007 (LTIP)	139,671	5.90
Vested- FY 2007 (LTIP)	(139,671)	5.90
Vested- FY 2008 (LTIP)	(126,973)	5.90
Forfeited- FY 2008 (LTIP)	(190,460)	5.90
Nonvested at June 30, 2008	367,233	$5.77
Granted	239,000	4.36
Vested	(268,600)	4.50
Forfeited shares due to terminations	(6,200)	4.45
Reversal of forfeited shares due to normalization- FY 2008 (LTIP)	64,756	5.90
Vested- FY 2008 (LTIP)	(64,756)	5.90
Nonvested at June 30, 2009	331,433	$5.81
Granted	39,000	1.75
Vested	(40,000)	2.47
Vested- FY 2010 (LTIP)	(86,342)	5.90
Forfeited- FY 2010 (LTIP)	(231,091)	5.90
Nonvested at June 30, 2010	13,000	$1.75

The 13,000 nonvested shares of Common Stock as of June 30, 2010 were granted under the 2008 Stock Incentive Plan related to employment contracts.

11. COMMON STOCK WARRANTS AND OPTIONS

Common Stock Warrant activity for the years ended June 30, 2010, 2009 and 2008 was as follows:

Warrants
Outstanding at June 30, 2007	1,704,175
Issued	17,532
Exercised	(58,543)
Cancelled	(71,429)
Outstanding at June 30, 2008	1,591,735
Issued	1,570,622
Exercised	—
Expired	(131,494)
Outstanding at June 30, 2009	3,030,863
Issued	10,495,885
Exercised	—
Expired	—
Outstanding at June 30, 2010	13,526,748

USA Technologies, Inc.
Notes to Consolidated Financial Statements

11. COMMON STOCK WARRANTS AND OPTIONS (CONTINUED)

All Common Stock warrants outstanding as of June 30, 2010 were exercisable except for the 500,000 and 1,000,000 warrants expiring on October 1, 2010 and October 1, 2011, respectively, which are not exercisable until minimum performance hurdles in the First Data Joint Marketing Agreement are achieved, as discussed later in this Note; an additional 2,753,454 warrants are not exercisable until January 1, 2011. The following table shows exercise prices and expiration dates for warrants outstanding as of June 30, 2010:

Warrants Outstanding	Exercise Price Per Share	Expiration Date
500,000	$5.25	October 1, 2010
1,000,000	$6.00	October 1, 2011
609,376	$6.40	December 31, 2011
7,577,224	$2.20	December 31, 2011
17,532	$7.70	October 17, 2012
165,207	$1.13	May 12, 2013
903,955	$5.90	September 14, 2013
2,753,454	$1.13	December 31, 2013
13,526,748

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
3,030,863

In conjunction with the October 17, 2007 Securities Purchase Agreement (Note 10), the Company issued warrants to purchase up to 17,532 shares of the Company’s Common Stock at $7.70 per share at any time through October 17, 2012. In conjunction with the SAC agreement (Note 10), the Company issued warrants to purchase 833,333 shares of Common Stock and are exercisable at $6.40 per share. The warrants are exercisable at any time within six years following the six-month anniversary of the issuance of the warrants. Upon vesting, the warrants are exercisable to the extent that such exercise would not result in the beneficial ownership by SAC and its affiliates of more than 9.99% of the number of shares outstanding immediately after giving effect to the issuance of shares upon exercise of the warrants. The warrant also provides that if the Company would issue securities in the future at a purchase price that is less than the exercise price of the warrant, then the exercise price of the warrant would be reduced to such lower purchase price, provided, however, that such exercise price can never be lower than $5.90 which was the closing bid price of our shares on the day prior to the sale of our securities to SAC. The warrant also provides that in the event we issue securities at a purchase price less than the exercise price of the warrant, the number of shares issuable under the warrant shall be increased by that number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares issuable under the warrant immediately prior to such adjustment and dividing the product thereof by the new exercise price of the warrant (which can never be less than $5.90). Under this formula, the maximum number shares would be issuable under the warrant would be 903,955. The warrant provides that no adjustments shall be made for any shares sold to Mr. Illes by the Company under the 2006-B Common Stock Agreement at any time prior to December 31, 2011.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

11. COMMON STOCK WARRANTS AND OPTIONS (CONTINUED)

In connection with a Securities Purchase Agreement with S.A.C. Capital Associates, LLC (“SAC “) entered into by the Company on March 14, 2007, the Company also issued warrants to SAC to purchase up to 833,333 shares of Common Stock at an exercise price of $6.40 per share. The warrants are exercisable at any time within six years following the six-month anniversary of the issuance of the warrants. The fair value of these warrants was estimated using the Black-Scholes model and applying an estimated fair value adjustment related to warrant exercise restrictions, which resulted in a de minimus fair value. Upon vesting, the warrants are exercisable to the extent that such exercise would not result in the beneficial ownership by SAC and its affiliates of more than 9.99% of the number of shares outstanding immediately after giving effect to the issuance of shares upon exercise of the warrants. The warrant contains a provision that if a Fundamental Transaction occurs, notably a change in control, within ninety days of the Fundamental Transaction the warrant holder may require the Company to pay the Black-Scholes calculated value of the then unexercised warrant to the warrant holder in cash. The warrant also provides that if the Company would issue securities in the future at a purchase price that is less than the exercise price of the warrant, then the exercise price of the warrant would be reduced to such lower purchase price, provided, however, that such exercise price can never be lower than $5.90 which was the closing bid price of our shares on the day prior to the sale of our securities to SAC. The warrant also provides that in the event we issue securities at a purchase price less than the exercise price of the warrant, the number of shares issuable under the warrant shall be increased by that number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares issuable under the warrant immediately prior to such adjustment and dividing the product thereof by the new exercise price of the warrant (which can never be less than $5.90). Under this formula, the maximum number of shares which would be issuable under the warrant would be 903,955. In October 2008, the Company entered into an agreement which caused the number of warrants to be automatically increased to 903,955 and the exercise price reduced to $5.90 (See Note 11). In addition for a period of five years, SAC has been granted the pre-emptive right to purchase that number of securities being offered for sale by the Company in order to maintain SAC’s pro-rata ownership of the Common Stock of the Company following the issuance of any such securities by the Company.

In conjunction with a stock purchase agreement dated December 15, 2006, the Company issued warrants to purchase 700,017 shares of Common Stock and are exercisable at $6.40 per share at any time prior to December 31, 2011. Of these warrants, 58,543 were exercised during the year ended June 30, 2008.

On October 1, 2008, the Company and First Data Merchant Services Corporation, a wholly-owned subsidiary of First Data Corporation (“First Data”), entered into a three year Joint Marketing Agreement. Pursuant to the Joint Marketing Agreement, the Company and First Data agreed to jointly market and sell to vending operators and soft drink bottlers in the United States a prepaid vending solution which utilizes the Company’s ePort® device and First Data’s GO-Tag contactless payment presentation device. The Joint Marketing Agreement contemplates the sale to customers of up to 100,000 ePorts® and up to 25 million GO-Tags over the three year term of the agreement. The Company would sell the ePorts® to the customers at retail pricing. The ePorts® would accept credit cards, debit cards, and contactless cards as well as First Data’s GO-Tag.

At the time of entering into the Joint Marketing Agreement, the Company issued First Data performance-based warrants to purchase up to 1,500,000 shares of Common Stock. First Data would have the right to purchase 500,000 of such shares within two years of issuance at $5.25 per share (the “A Warrants”), and 1,000,000 of such shares within three years of issuance at $6.00 per share (the “B Warrants”). The A Warrants are only exercisable by First Data if a minimum of 20,000 ePorts® are sold to a customer pursuant to the Joint Marketing Agreement prior to the expiration of the A Warrants. The B Warrants are only exercisable by First Data if the A Warrants become exercisable and if a minimum of 15,000 additional ePorts® are sold to a customer pursuant to the Joint Marketing Agreement following the date on which the A Warrants become exercisable and prior to the expiration of the B Warrants. In accordance with ASC 505, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the Company will determine the fair market value of the warrants on their respective measurement dates for determining the amount of expense, if any, to record to Selling, General and Administrative expense.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

11. COMMON STOCK WARRANTS AND OPTIONS (CONTINUED)

In conjunction with the 2009 Rights Offering (Note 10), the Company issued warrants to purchase 7,285,792 shares of Common Stock and are exercisable at $2.20 per share at any time prior to December 31, 2011. Additionally, the Company issued each of the two dealer managers warrants to purchase 145,716 shares of Common Stock that were exercisable at $2.20 per share at any time prior to December 31, 2011.

In conjunction with the 2010 Public Offering (Note 10), the Company issued warrants to purchase 2,753,454 shares of Common Stock which are exercisable at $1.13 per share at any time prior to December 31, 2013. Additionally, the Company issued the placement agent warrants to purchase 165,207 shares of Common Stock that were exercisable at $1.13 per share at any time prior to May 12, 2013.

The Company’s Board of Directors has granted options to employees and Board members to purchase shares of Common Stock at prices that were at or above fair market value on the dates the options were granted. The option term and vesting schedule were established by the contracts under which the options were granted.

Common Stock Option activity during the years ended June 30, 2010, 2009 and 2008 was as follows:

	Options Outstanding	Exercise Price Per Share	Weighted- Average Exercise Price

Outstanding at June 30, 2007	163,000	$7.50-20	$7.75
Expired	(1,500)	$20	$20
Outstanding and exercisable at June 30, 2008	161,500	$7.50-20	$7.63
Granted	-	-	-
Expired	(1,500)	$20	$20
Outstanding and exercisable at June 30, 2009	160,000	$7.50-8	$7.52
Granted	-	-	-
Expired	-	-	-
Outstanding and exercisable at June 30, 2010	160,000	$7.50-8	$7.52

The following table shows exercisable options, exercise prices, the weighted average remaining contractual life and the aggregate intrinsic value for options outstanding as of June 30, 2010:

			Weighted Average
Options	Options	Exercise Price Per	Remaining Life	Contractual (Years)-	Intrinsic Value-
Outstanding	Exercisable	Share	Outstanding	Exercisable	Outstanding	Exercisable
154,000	154,000	$7.50	1.72	0.82	$—	$—
6,000	6,000	$8.00	2.47	1.06	$—	$—
160,000	160,000		1.73	0.83	$—	$—

USA Technologies, Inc.
Notes to Consolidated Financial Statements

11. COMMON STOCK WARRANTS AND OPTIONS (CONTINUED)

The following table shows exercisable options, exercise prices, the weighted average remaining contractual life and the aggregate intrinsic value for options outstanding as of June 30, 2009:

			Weighted Average
Options	Options	Exercise Price Per	Remaining Life	Contractual (Years)-	Intrinsic Value-
Outstanding	Exercisable	Share	Outstanding	Exercisable	Outstanding	Exercisable
154,000	154,000	$7.50	2.27	1.46	$—	$—
6,000	6,000	$8.00	3.47	1.49	$—	$—
160,000	160,000		2.72	1.46	$—	$—

As of June 30, 2010 all compensation expense related to the vesting of options outstanding has been recognized as all options were vested as of June 30, 2010.

The total fair value of options vested during the years ended June 30, 2010, 2009, and 2008 was $0, $0, and $242,315.

12. RETIREMENT PLAN

The Company’s 401(k) Plan (the “Plan”) allows employees who have completed six months of service to make voluntary contributions up to a maximum of 100% of their annual compensation, as defined in the Plan. Through June 30, 2000, the Plan did not provide for any matching contribution by the Company; however, starting at the beginning of fiscal year 2001, the Company amended the Plan to include a Company matching contribution up to 10% of an employee’s compensation. Effective January 1, 2003, the Company may, in its discretion, make a matching contribution, a profit sharing contribution, and/or a safe harbor 401(k) contribution to the Plan. Effective July 1, 2006, the Plan was restated to conform to provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”) and other applicable laws and regulations. In fiscal years 2009, 2008 and 2007 the Company made safe harbor matching contributions of 100% of the participant’s first 3% and 50% of the next 2% of compensation deferred into the Plan. The Company’s contribution for the years ended June 30, 2010, 2009 and 2008 approximated $160,000, $189,000, and $197,000, respectively.

13. RELATED PARTY TRANSACTIONS

During the years ended June 30, 2010, 2009, and 2008, the Company incurred approximately $730,000, $438,000, and $317,000, respectively, in connection with legal services provided by a member of the Company’s Board of Directors. At June 30, 2010 and 2009, approximately $29,000 and $30,000, respectively, were due to this Board member. During the years ended June 30, 2010, 2009 and 2008, the Company incurred approximately $59,000, $0, and $20,000 in connection with consulting services provided by another member of the Company’s Board of Directors. At June 30, 2010 and 2009, no amounts were due to this Board member, who resigned as a director of the Company effective May 13, 2010.

14. COMMITMENTS AND CONTINGENCIES

The Company conducts its operations from various facilities under operating leases. The Company leases 17,249 square feet of space located in Malvern, Pennsylvania for its principal executive office and used for general administrative functions, sales activities, and product development. The lease term expires on December 31, 2010. As of June 30, 2010, the Company’s rent payment for this facility is $37,373 per month.

The Company also leases 13,377 square feet of space, located in Malvern, Pennsylvania for its product warehousing, shipping and customer support. The lease term expires December 31, 2010. As of June 30, 2010, the Company’s rent payment for this facility is $14,617 per month.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Rent expense under operating leases was approximately $616,000, $612,000, and $598,000 during the years ended June 30, 2010, 2009 and 2008, respectively. Future minimum lease payments subsequent to June 30, 2009 under capital leases and noncancellable operating leases are as follows:

	Capital Leases	Operating Leases
2011	$216,384	$91,064
2012	77,675	3,360
2013	8,128	1,400
2014	677	-
Total minimum lease payments	$302,864	$95,824
Less amount representing interest	22,603
Present value of net minimum lease payments	280,261
Less current obligations under capital leases	197,776
Obligations under capital leases, less current portion	$82,485

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

As previously provided in his employment agreement, Mr. DeMedio was granted the right to elect to have one-half of his base salary for each of the fiscal years ended June 30, 2007, and June 30, 2008 paid in shares of Common Stock rather than cash. Mr. DeMedio was also granted options to purchase up to 7,000 shares of Common Stock at $7.50 per share. The options vested as follows: 2,334 on May 11, 2006; 2,333 on June 30, 2007; and 2,333 on June 30, 2008. The options may be exercised at any time within 5 years of vesting. The Company recorded a non-cash compensation charge of $16,068 related to the grant of restricted Common Stock Options during the fiscal year ended June 30, 2006. Effective October 1, 2007, Mr. DeMedio’s base salary was increased to $195,000 per annum.

Effective October 2009, the Board of Directors granted Mr. DeMedio additional fringe benefits in connection with his employment as Chief Financial Officer of USA. The Company has agreed to obtain and pay the premiums for a term life insurance policy in the amount of $750,000 on the life of Mr. DeMedio while he is employed by the Company. Mr. DeMedio has the right to designate the beneficiary of the policy. The Company has agreed to obtain and pay the premiums for a long term disability policy covering Mr. DeMedio. If he shall become disabled while employed by the Company, the policy would provide for monthly disability coverage of up to 65% of his monthly base compensation payable to age 65 or death.

15. SUBSEQUENT EVENTS

Rights Offering

On July 7, 2010, we sold an aggregate of 261,953 shares and related warrants to purchase up to 261,953 shares pursuant to a subscription rights offering which was registered under the Act and concluded on July 6, 2010. In connection with the offering, Source Capital Group, Inc. acted as dealer manager. As compensation for its services, Source received warrants to purchase up to 15,717 shares at $1.13 per share at any time through July 7, 2013. The warrants contain provisions for one demand registration of the sale of the underlying shares of common stock for a period of five years at our expense, and piggyback registration rights for a period of five years at our expense, and one demand registration right at the dealer manager’s expense for a period of five years. The offer and sale of the warrants was exempt from registration under Section 4(2) of the Act.  The investors are accredited investors. The offer and sale thereof did not involve any general advertising or solicitation and the securities contained appropriate restrictive legends under the Act.

Stock Purchase Agreement

On July 27, 2010, we executed a purchase agreement and a registration rights agreement with Lincoln Park Capital, LLC (“LPC”).  Under the purchase agreement, we have the right to sell to LPC up to 4,851,408 shares of our common stock at our option for an aggregate purchase price of up to $5,000,000. Pursuant to the registration rights agreement, we have agreed to register the common stock that have been issued or may be issued to LPC under the purchase agreement. We do not have the right to commence any sales of our shares to LPC until the registration statement has been declared effective. Thereafter, over approximately 25 months, generally we have the right to direct LPC to purchase up to 4,851,408 shares of our common stock in amounts up to 150,000 shares as often as every two business days under certain conditions. The purchase price of the shares will be based on the market price of our shares immediately prior to the time of sale as computed under the purchase agreement without any fixed discount. We may at any time in our sole discretion terminate the purchase agreement without fee, penalty or cost upon one business days notice.  We issued 150,000 shares of our common stock to LPC as a commitment fee for entering into the purchase agreement, and we are obligated to issue up to 150,000 shares pro rata as LPC purchases up to $5,000,000 of our common stock as directed by us. The securities offered and sold or to be sold to LPC are exempt from registration as set forth under Rule 506 promulgated under the Act. LPC is an accredited investor, and there was no general solicitation or advertising.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

15. SUBSEQUENT EVENTS (CONTINUED)

Credit Card Company Agreement

On August 16, 2010, the Company and a major credit card company entered into an Acceptance and Promotional Agreement. Pursuant to the agreement, the major credit card company agreed, among other things, to pay to the Company up to $250,000 per year, for total payments of up to $750,000. The payments from the credit card company to the Company are to be used by the Company over the three year term of the agreement to support and promote the installation and deployment of at least 50,000 additional ePort® terminals in vending machines. If the Company does not install at least 50,000 ePorts® over the term of the three year agreement, the Company would be required to refund a pro-rata portion of the funds.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2010. Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, management believes that, as of June 30, 2010, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

(c) Changes in internal control over financial reporting.

There have been no changes during the quarter ended June 30, 2010 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our Directors and executive officers, on August 31, 2010, together with their ages and business backgrounds were as follows:

Name	Age	Position(s) Held
George R. Jensen, Jr.	61	Chief Executive Officer, Chairman of the Board of Directors
Stephen P. Herbert	47	Chief Operating Officer and President, Director
David M. DeMedio	39	Chief Financial Officer
Douglas M. Lurio	53	Director
Joel Brooks(2)	51	Director
Steven D. Barnhart(1)(2)(3)	48	Director
Jack E. Price(1)(3)	64	Director
Bradley M. Tirpak(3)	40	Director
Peter A. Michel(1)(2)	67	Director

(1)	Member of Compensation Committee
(2)	Member of Audit Committee
(3)	Member of Nominating Committee

George R. Jensen, Jr., has been our Chief Executive Officer, Chairman and a Director since our inception in January 1992. Mr. Jensen’s current term as a Director expires at the 2012 annual shareholders’ meeting. Mr. Jensen was Chairman, Director, and Chief Executive Officer of American Film Technologies, Inc. (“AFT”) from 1985 until 1992. AFT was in the business of creating color imaged versions of black-and-white films. From 1979 to 1985, Mr. Jensen was Chief Executive Officer and President of International Film Productions, Inc. Mr. Jensen was the Executive Producer of the twelve hour miniseries, “A.D.”, a $35 million dollar production filmed in Tunisia. Procter and Gamble, Inc., the primary source of funds, co-produced and sponsored the epic, which aired in March 1985 for five consecutive nights on the NBC network. Mr. Jensen was also the Executive Producer for the 1983 special for public television, “A Tribute to Princess Grace”. From 1971 to 1978, Mr. Jensen was a securities broker, primarily for the firm of Smith Barney, Harris Upham. Mr. Jensen was chosen 1989 Entrepreneur of the Year in the high technology category for the Philadelphia, Pennsylvania area by Ernst & Young LLP and Inc. Magazine. Mr. Jensen received his Bachelor of Science Degree from the University of Tennessee and is a graduate of the Advanced Management Program at the Wharton School of the University of Pennsylvania. From 1996 until March 2006, Mr. Jensen was a Director of The Noah Fund. We believe Mr. Jensen’s position as the founder and Chief Executive Officer of our company, his intimate knowledge and experience with all aspects of our company, and his exceptional leadership and entrepreneurial skills provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

Stephen P. Herbert was elected a Director in April 1996, and joined USA on a full-time basis on May 6, 1996. Mr. Herbert’s current term as a Director expires at the 2012 annual shareholders’ meeting. Prior to joining us and since 1986, Mr. Herbert had been employed by Pepsi-Cola, the beverage division of PepsiCo, Inc. From 1994 to April 1996, Mr. Herbert was a Manager of Market Strategy. In such position he was responsible for directing development of market strategy for the vending channel and subsequently the supermarket channel for Pepsi-Cola in North America. Prior thereto, Mr. Herbert held various sales and management positions with Pepsi-Cola. Mr. Herbert graduated with a Bachelor of Science degree from Louisiana State University. We believe Mr. Herbert’s position as the President and Chief Operating Officer of our Company, his intimate knowledge and experience with all aspects of our Company, and his extensive vending experience at PepsiCo before joining our Company provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

David M. DeMedio joined USA Technologies on a full-time basis in March 1999 as Controller. In the Summer of 2001, Mr. DeMedio was promoted to Director of Financial Services where he was responsible for the sales and financial data reporting to customers, the Company’s turnkey banking services and maintaining and developing relationships with credit card processors and card associations. In July 2003, Mr. DeMedio served as interim Chief Financial Officer through April 2004. From April 2004 until April 2005, Mr. DeMedio served as Vice President - Financial & Data Services. On April 12, 2005, he was appointed as the Company’s Chief Financial Officer. From 1996 to March 1999, prior to joining the Company, Mr. DeMedio had been employed by Elko, Fischer, Cunnane and Associates, LLC as a supervisor in its accounting and auditing and consulting practice. Prior thereto, Mr. DeMedio held various accounting positions with Intelligent Electronics, Inc., a multi-billion reseller of computer hardware and configuration services. Mr. DeMedio graduated with a Bachelor of Science in Business Administration from Shippensburg University and is a Certified Public Accountant. From October 2007 until September 2008, Mr. DeMedio was a Director of GammaCan International, Inc.

Douglas M. Lurio joined the board of directors of USA in June 1999. Mr. Lurio’s current term as a Director expires at the 2012 annual shareholders’ meeting. Mr. Lurio is President of Lurio & Associates, P.C., attorneys-at-law, which he founded in 1991. He specializes in the practice of corporate and securities law. Prior thereto, he was a partner with Dilworth, Paxson LLP. Mr. Lurio received a Bachelor of Arts Degree in Government from Franklin & Marshall College, a Juris Doctor Degree from Villanova Law School, and a Masters in Law (Taxation) from Temple Law School. We believe Mr. Lurio’s legal background, his service as corporate counsel to the Company since 1992, and his intimate knowledge and experience with many aspects of our Company provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

Joel Brooks joined the board of directors of USA on March 22, 2007. Mr. Brooks’ current term as a Director expires at the 2012 annual shareholders’ meeting. Mr. Brooks is the Chairman of our Audit Committee. Since December 2000, Mr. Brooks has served as the Chief Financial Officer and Treasurer of Senesco Technologies, Inc., a biotechnology company whose shares are traded on the NYSE Amex Stock Exchange. From September 1998 until November 2000, Mr. Brooks was the Chief Financial Officer of Blades Board and Skate, LLC, a retail establishment specializing in the action sports industry. Mr. Brooks was Chief Financial Officer from 1997 until 1998 and Controller from 1994 until 1997 of Cable and Company Worldwide, Inc. He also held the position of Controller at USA Detergents, Inc. from 1992 until 1994, and held various positions at several public accounting firms from 1983 through 1992. Mr. Brooks received his Bachelor of Science degree in Commerce with a major in Accounting from Rider University in February 1983. We believe Mr. Brooks’ extensive accounting and finance background, and his executive experience at Senesco Technologies provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

Steven D. Barnhart was appointed to the Board of Directors in October 2009. Mr. Barnhart is Chairman of our Nominating Committee and a member of our Audit and Compensation Committees. Mr. Barnhart’s current term as a Director expires at the 2011 annual shareholders’ meeting. Since January 2010, Mr. Barnhart has been Senior Vice President and Chief Financial Officer of Bally Total Fitness. Mr. Barnhart was Chief Executive Officer and President of Orbitz Worldwide from 2007 to January 2009, after holding other executive positions since 2003, when he joined the company. Prior to Orbitz Worldwide, he worked for PepsiCo and the Pepsi Bottling Group from 1990 to 2003, where he was Finance Director for the Southeast Business Unit of the Pepsi Bottling Group, and also held other regional and strategic positions for PepsiCo and Frito-Lay. Mr. Barnhart received a Bachelor of Science degree in Economics in 1984 from the University of Chicago and a Masters in Business Administration in 1988 from the University of Chicago. Mr. Barnhart served on the Board of Directors of Orbitz Worldwide from 2007 to January 2009. We believe Mr. Barnhart’s extensive executive experience and leadership skills, and prior public board experience provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

Jack E. Price was appointed to the Board of Directors in October 2009. Mr. Price is Chairman of our Compensation Committee and a member of our Nominating Committee. Mr. Price’s current term as a Director expires at the 2011 annual shareholders’ meeting. Mr. Price was President and Chief Executive Officer of NovaRay Medical Inc. from 2007 to March 2009. Prior to that, he was President and Chief Executive Officer of VSM MedTech Ltd. from 2003 to 2006, and was President and Division Chief Executive Officer of Philips Medical Systems, North America from 1996 to 2003, having joined Philips Medical Systems in 1993 as Vice President and General Manager. He was also with General Electric Medical Systems from 1988 to1993, where he held Vice President and General Manager positions. Mr. Price received his undergraduate degree from the University of Oregon. Mr. Price is also Chairman of The Radiological Society of North America Board of Trustees. Mr. Price served on the Board of Directors of NovaRay Medical, Inc. from 2007 to 2009 and of Health Solutions Systems, Inc. from May 1, 2008 to March 2010. We believe Mr. Price’s extensive executive experience, leadership skills and prior public company board experience provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

Bradley M. Tirpak joined the Board of Directors in February 2010. Mr. Tirpak is a member of our Nominating Committee. Mr. Tirpak’s current term as a Director expires at the 2012 annual shareholders’ meeting. Since 2008, Mr. Tirpak has been a self-employed investor who manages a portfolio of equities, fixed income and private equity investments. Mr. Tirpak also advises senior management and members of public company boards of directors on corporate governance, strategy and capital allocation. In 2008, Mr. Tirpak was a Senior Vice President at Chilton Investment Company in London. From 2003 to 2007, Mr. Tirpak was a Portfolio Manager at Sigma Capital Management, managing a $200 million equity portfolio within a large multi-strategy investment fund, affiliated with S.A.C. Capital Advisors, L.P. From 2000 to 2003, Mr. Tirpak was a Portfolio Manager at Caxton Associates. From 1997 to 2000, Mr. Tirpak was an analyst and then Vice President at Credit Suisse First Boston. From 1993 to 1996 Mr. Tirpak was the founder and president of Access Telecom, Inc. and Grupo Access de Mexico S.A. de C.V., telecommunications companies. Mr. Tirpak holds a B.S.M.E. from Tufts University and an M.B.A. from Georgetown University. Pursuant to the Settlement Agreement dated February 4, 2010 between the Company, Shareholder Advocates for Value Enhancement (the “Committee”) and certain other parties, the Committee appointed Mr. Tirpak as its director nominee, and the Company agreed to nominate and recommend Mr. Tirpak for election to the Board as a Class II Director at the June 15, 2010 annual shareholders’ meeting. Pursuant to the Settlement Agreement, the Company also agreed to appoint Mr. Tirpak, as the Committee’s nominee, to the Nominating Committee.

Peter A. Michel was appointed to the Board of Directors in February 2010. Mr. Michel is a member of our Compensation and Audit Committees. His current term as a Director expires at the 2011 annual shareholders’ meeting. Since 2006, Mr. Michel has been the president and chief executive officer of iSECUREtrac Corp., a leader in electronic monitoring products and services for the corrections market using global positioning satellite technology, and is also currently a director of iSECUREtrac Corp. From 2005 to 2006, Mr. Michel was an Operations Team Member for Cerberus Capital Management, L.P. as an independent consultant providing operations turnaround advice and services. From May 23, 2005 to July 8, 2005, he served as president and chief executive officer of General Fiber Communications on an interim basis. That company filed for Chapter 7 Bankruptcy on July 8, 2005. From 2003 to 2004, Mr. Michel was the president and chief executive officer of NEP Broadcasting, LLC, an outsourced media services company specializing in remote television production of live sports and entertainment, and from 1988 to 2001, Mr. Michael was chief executive officer of Brinks Home Security. Mr. Michel was an officer in the U.S. Navy, and was a staff assistant to the President of the United States from 1971 to 1973. Mr. Michel holds a B.A. in political science from Colgate University and an M.A. in public administration from the University of Virginia. Mr. Michel served on the Board of Directors of AeroGrow International, Inc. (AERO.OB) from July 2008 to July 2009. Pursuant to the Settlement Agreement mentioned above, the Committee appointed Mr. Michel as its director nominee, and the Company agreed to nominate and recommend Mr. Michel for election to the Board as a Class I Director at the June 15, 2010 annual shareholders’ meeting. Pursuant to the Settlement Agreement, the Company also agreed to appoint Mr. Michel, as the Committee’s nominee, to the Audit and Compensation Committees.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has a standing Audit Committee presently consisting of each of Mr. Brooks (Chairman), Mr. Barnhart and Mr. Michel. The Company’s Board of Directors has determined that Joel Brooks is the Audit Committee financial expert serving on the Audit Committee as defined by applicable SEC rules. The Board has also determined that Mr. Brooks is “independent” as such term is defined by applicable SEC rules.

CODE OF BUSINESS CONDUCT AND ETHICS

Our Board has adopted a Code of Ethics, which was amended and restated in May 2006 and further amended in February 2010, and applies to all executive officers, directors and employees of the Company, including our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Controller. A copy of our Code of Business Conduct and Ethics is accessible on the Company’s website, www.usatech.com.

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

Steven D. Barnhart filed one late Form 4 during the 2010 fiscal year.

Item 11. Executive Compensation.

Compensation Discussion And Analysis

During the 2008 and 2009 fiscal years, and through October 2009, our Compensation Committee consisted of Steven Katz and William Van Alen, Jr. Effective October 2009, our Compensation Committee consisted of Mr. Katz, Mr. Van Alen and Jack Price. Effective February 2010, our Compensation Committee consisted of Mr. Katz, Mr. Price and Peter Michel. Effective May 2010 and at the current time, our Compensation Committee is comprised of Jack Price, Steven Barnhart, and Peter Michel. The Compensation Committee is responsible for reviewing and recommending compensation and compensation changes for the executive officers of the Company. The compensation of the two other employees named in the Summary Compensation Table is determined by the executive officers. The Chief Executive Officer assists the Committee in determining the compensation of all other executive officers and the other executive officers do not have a role in determining their own compensation. Our Chief Executive Officer regularly provides information to the Compensation Committee. The Compensation Committee considers each component of executive compensation in light of total compensation. In considering adjustments to the total compensation of the executive officers, the Compensation Committee also considers the value of previous compensation.

We have developed a compensation policy that is designed to attract and retain key executives responsible for our success and motivate management to enhance long-term shareholder value. The Compensation Committee believes that compensation of the Company’s executive officers should encourage creation of shareholder value and achievement of strategic corporate objectives and the Committee seeks to align the interests of the Company’s shareholders and management by integrating compensation with the Company’s annual and long-term corporate and financial objectives. We believe that providing our executive officers who have responsibility for the Company’s management and growth with an opportunity to increase their ownership of Company stock aligns the interests of the executive officers with those of the shareholders. During the 2007 fiscal year, we adopted the Long Term Equity Incentive Program for our executive officers in order to provide them with the opportunity to further increase the number of shares owned by them. That program expired on June 30, 2010. In order to be competitive with compensation offered by other technology companies and to motivate and retain executive officers, the Company intends to offer a total compensation package competitive with other technology companies as well as take into account individual responsibilities and performance. The annual compensation package for our executives primarily consists of:

●	a base salary

●	stock options

●	restricted stock awards

●	cash and stock bonuses

●	long-term stock incentive awards

●	other benefits

Base Salary

Base salary is the fixed component of our executive officer’s annual cash compensation and is set with the goal of attracting talented executives and adequately compensating and rewarding them for services rendered during the fiscal year. Our executive officers’ employment agreements specify the level of salary to which the officer is entitled, subject to review of our board of directors or Compensation Committee from time to time. During September 2008, and in connection with the execution of amendments to their employment agreements, we increased each of Messrs. Jensen’s and Herbert’s base salary by approximately twelve percent. During October 2007, we increased Mr. DeMedio’s base salary approximately eighteen percent. The base salaries of our executive officers reflect the individual’s level of responsibility and performance. In recommending base salaries of our executive officers to the board of directors, the Compensation Committee also considers changes in duties and responsibilities, our business and financial results, the relationship among base salaries paid to others within our Company, and its knowledge of base salaries paid to executive officers of other technology companies. The base salaries for each of Messrs. Sagady and Shirey are set forth in their respective employment agreements, and were established by our President after discussions with each employee.

As set forth in their respective September 2009 employment agreements, upon the termination of Mr. Jensen’s or Mr. Herbert’s employment under certain circumstances or upon certain change of control events involving the Company, we have agreed to pay them their base salary for a period of two years following termination of employment. We believe that these provisions are an important component of the executive’s employment arrangements.

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

Cash and Stock Bonuses

In addition to base salary, we may award variable cash bonus awards to our executives as well as shares available under our stock compensation plans. The shares awarded under our stock compensation plans are registered under the Securities Act of 1933, as amended. During September 2009, and in conjunction with the execution of their amended and restated employment agreements, we awarded an aggregate of 39,000 shares as a bonus to Messrs. Jensen and Herbert. During September 2008, and based upon past performance and in consideration of the execution of amendments to their employment agreements, we awarded an aggregate of 220,000 shares to our executive officers under our stock plans. Shares were awarded under our stock plans to Mr. Sagady during the 2009 fiscal year upon the recommendation of our President and based on his performance, to Mr. Sagady during fiscal year 2010 pursuant to the terms of his employment agreement, and to each of Messrs. Sagady and Shirey during the 2009 fiscal year pursuant to the terms of their employment agreements. In addition, based upon performance, Messrs. Sagady and Shirey each earned cash bonuses during fiscal year 2009, and Mr. Sagady earned a cash bonus in fiscal year 2010.

Long-Term Equity Incentive Program

During February 2007, at the recommendation of the Compensation Committee, the board of directors adopted the Long-Term Equity Incentive Program covering the Company’s executive officers – Messrs. Jensen, Herbert and DeMedio. The purpose of the Plan is to ensure continuity of the Company’s executives, encourage stock ownership by the executives, align the interests of the executives with those of the shareholders, and provide incentives and rewards to the executives who are largely responsible for the management and growth of the Company. The Plan expired on June 30, 2010.

Under the Plan, each executive officer will be awarded common stock of the Company in the event the Company achieves target goals relating to each of revenues, gross profit and EBITDA during each of the fiscal years ended June 30, 2007, June 30, 2008, and June 30, 2009. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, and excludes non-cash stock payments/awards and stock options granted to officers and members of the board of directors. During each such fiscal year, the number of eligible shares to be awarded to the executive is based upon the following weightings: 40% of eligible shares are determined by revenues; 30% of eligible shares are determined by gross profit; and 30% of eligible shares are determined by EBITDA.

If the target goals (100%) for revenues, gross profit, and EBITDA are achieved by the Company during the applicable fiscal year, the executive officers would be awarded the following number of shares:

	Fiscal Year Ended June 30,
	2007	2008	2009	2010

George R. Jensen, Jr.	178,570	178,570	--	178,570
Stephen P. Herbert	53,713	53,713	--	53,714
David M. DeMedio	21,663	21,663	--	21,664

On February 4, 2009, the board of directors approved the recommendation of the Compensation Committee that the final twelve month measuring period under the Plan be changed from the fiscal year ended June 30, 2009 to the fiscal year ended June 30, 2010. The foregoing was approved by the board of directors as the board of directors did not believe it would be appropriate to reward senior management with bonuses during the current economic slowdown.

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

Based upon the financial results of the Company for the fiscal year ended June 30, 2007, the target goal (100%) relating to revenues was met and the minimum target goals relating to gross profit and EBITDA were not met. Substantially all of the ePort® units sold during the fiscal year consisted of units pertaining to the MasterCard PayPass seeding program with substantially reduced selling prices resulting in reduced gross profit and EBITDA.

Management’s goal was to have the maximum number of units deployed in the field as quickly as possible. The Compensation Committee agreed with management that given the current stage of the Company’s business, it was more beneficial to the Company to maximize the number of ePorts® in the field as soon as possible.

As a result, during September 2007, the Compensation Committee recommended to the board of directors that the selling price of all the ePorts® sold during the fiscal year be “normalized” to the current retail price. This normalization resulted in increased revenues, gross profit and EBITDA for the ePort® units sold in the MasterCard PayPass seeding program. The board of directors has approved the recommendation of the Compensation Committee.

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

As was the case in fiscal year 2007, during the 2008 fiscal year a portion of the ePort® units sold consisted of units pertaining to the MasterCard PayPass seeding program with reduced selling prices resulting in reduced gross profit and EBITDA. As a result, during September 2008, the Compensation Committee recommended to the board of directors that the selling price of all the ePorts® sold during the fiscal year ended June 30, 2008 as part of the seeding program be “normalized” to the current retail price. This normalization resulted in increased gross profit and EBITDA for the ePort® units sold in the MasterCard PayPass seeding program. The board of directors has approved the recommendation of the Compensation Committee.

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

Based upon the financial results of the Company for the fiscal year ended June 30, 2010, a lower than target goal (85%) relating to revenues was met and the minimum target goals relating to gross profit and EBITDA were not met. As a result, the Company issued to the executive officers of a total of 86,342 shares under the Plan for the 2010 fiscal year, as follows: Mr. Jensen-60,716 shares; Mr. Herbert- 18,261 shares; and Mr. DeMedio- 7,365 shares.

Other Benefits

During the 2008, 2009 and 2010 fiscal years, our executive officers were entitled to the health care coverage, group insurance and other employee benefits provided to all of our employees. During these fiscal years, and pursuant to their employment agreements, we maintained an automobile allowance payment program for each of our executive officers as well as for Messrs. Sagady and Shirey. As required under their  September 24, 2009 amended and restated employment agreements, we agreed to pay the premiums for a $2,000,000 face amount life insurance policy on Mr. Jensen and for a $1,500,000 face amount life insurance policy on Mr. Herbert. We also agreed to pay the premiums for a supplemental long-term disability policy for each of Messrs. Jensen and Herbert over and above the existing long-term group disability plan of the Company. In September 2009, we agreed to pay the premiums for a $750,000 face amount life insurance policy on Mr. DeMedio and for a supplemental long-term disability policy for Mr. DeMedio over and above the existing long-term group disability plan of the Company.

As discussed elsewhere in this Form 10-K, the Company agreed to pay for health insurance benefits for a two year period following Mr. Jensen’s and Mr. Herbert’s termination of employment under certain circumstances and for a one year period following Mr. DeMedio’s termination of employment by the Company without cause.

Impact of Taxation and Accounting Considerations on Executive Compensation

The Compensation Committee and the Board of directors take into account tax and accounting consequences of the compensation program and weigh these factors when setting total compensation and determining the individual elements of any executive officer’s compensation package.

As a result of the normalization of the selling prices of the ePorts® described above in September 2007, certain target hurdles were met resulting in the vesting of a total of 241,249 shares under the Plan for the 2007 fiscal year rather than a total of 101,578 shares prior to the normalization. The value of the number of the shares the executives may apply to tax withholding was in excess of the minimum statutory obligation and, as a result the Plan is classified as a liability award rather than an equity award. As such, during the first quarter of fiscal year 2008, the Company reclassified the $599,311 related to the 101,578 shares that was previously recorded in common stock to a short-term share-based payment liability. As the price of the Company’s shares was $8.45 on the date of the approval of the normalization, a charge of $1,180,220 was also recorded to compensation expense, related to the additional 139,671 additional shares, with a corresponding amount to the short-term share-based payment liability for a total share-based payment liability of $1,779,531 as of September 21, 2007. On September 28, 2007, as the Company’s share price was $8.38, the total share-based payment liability related to fiscal year 2007 was $1,769,754 ($599,311 compensation expense in fiscal year 2007 and $1,170,443 in the three months ended September 30, 2007). Of the 241,249 shares vested for fiscal year 2007, the Company issued 225,249 shares of common stock and the remaining 16,000 shares were exchanged by the executives and redeemed by the Company to settle tax withholding obligations paid by the Company totaling $134,080 in connection with the restricted stock bonuses previously awarded and issued to them under their employment agreements. As a result of the fact that a portion of the remaining 225,249 shares were subject to redemption at September 30, 2007, the Company had recorded the entire fair value of those remaining shares as a short-term share-based payment liability as of September 30, 2007 totaling $1,635,674. On December 30, 2007 the redemption provision lapsed, no further shares were redeemed and the final settlement resulted in a reduction of the short-term share-based payment liability of $1,635,674, a reduction of compensation expense of $446,452 and a credit to common stock of $1,189,222 (123,671 shares at $4.77 and 101,578 shares at $5.90), as the share price on the date of settlement was $4.77.

As a result of the normalization of the selling price of the ePorts® described above in September 2008, there is an additional charge of $287,517, as of September 3, 2008, required to be taken by our Company in connection with the additional shares issued to our executives under the Plan. Of the total charge of $1,043,006 to be taken by the Company on account of the shares awarded in connection with the 2008 fiscal year, $755,489 is reflected in our financial statements for the 2008 fiscal year and the balance of $287,517, as of September 3, 2008, is to be reflected in our financial statements in the first quarter of the 2009 fiscal year. The Company will adjust the compensation expense related to this award for changes in the fair value of this award until final settlement occurs.

As a result of the change of the last twelve month measuring period under the Plan from the fiscal year ended June 30, 2009 to the fiscal year ended June 30, 2010, the short-term accrued share-based payment liability of $107,458 as of December 31, 2008 was reversed, with a corresponding reduction to compensation expense during the three months ended March 31, 2009.

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

The Compensation Committee reviewed the above Compensation Discussion and Analysis and discussed its contents with Company management. Based on the review and discussions, the Committee has recommended to the Board of Directors that this Compensation Discussion and Analysis be included in the Form 10-K for the fiscal year ended June 30, 2010.

Respectfully submitted:

Jack E. Price, Chairman
Steven D. Barnhart
Peter A. Michel

Summary Compensation Table

The following table sets forth certain information with respect to compensation paid or accrued by the Company during the fiscal years ended June 30, 2010, June 30, 2009 and June 30, 2008 to each of the executive officers and employees of the Company named below:

Name and Principal Position (a)	Fiscal Year (b)	Salary ($)(c)	Bonus ($)(3) (d)	Stock Awards ($)(4) (e)	Option Awards ($)(4) (f)	Non- Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($)(5) (i)	Total ($) (j)

George R. Jensen, Jr. Chief Executive Officer & Chairman of the Board	2010	$365,000	$—	$52,500	$—	$—	$—	$38,675	$456,175
	2009	$354,231	$—	$488,400	$—	$—	$—	$27,075	$869,706
	2008	$325,000	$171,000	$—	$—	$—	$—	$26,875	$522,875

Stephen P. Herbert Chief Operating Officer & President	2010	$320,000	$—	$15,750	$—	$—	$—	$32,412	$368,162
	2009	$310,577	$—	$377,400	$—	$—	$—	$27,075	$715,052
	2008	$285,000	$61,000	$—	$—	$—	$—	$26,875	$372,875

David M. DeMedio Chief Financial Officer	2010	$195,000	$—	$—	$—	$—	$—	$28,941	$223,941
	2009	$195,000	$—	$111,000	$—	$—	$—	$26,352	$332,352
	2008	$187,499	$18,000	$—	$—	$—	$—	$24,849	$230,348

Cary Sagady Sr. VP Network Solutions (1)	2010	$185,000	$13,209	$—	$—	$—	$—	$15,997	$214,206
	2009	$187,084	$29,839	$79,753	$—	$—	$—	$17,000	$313,676
	2008	$130,800	$90,822	$—	$—	$—	$—	$9,108	$230,730

Bruce Shirey Former VP ePort Connect Services (2)	2010	$169,615	$—	$—	$—	$—	$—	$228,345	$397,960
	2009	$180,000	$35,630	$—	$—	$—	$—	$80,976	$296,606
	2008	$145,385	$—	$50,400	$—	$—	$—	$45,103	$240,888

(1)	Employment as Sr. VP of Network Solutions commenced on July, 2 2008. Prior to that date, Mr. Sagady was VP of Engineering.

(2)	Employment as VP ePort Connect Services commenced on August 14, 2007 and was terminated on June 4, 2010.

(3)	Represents cash bonuses paid based upon such person’s performance during the fiscal year.

(4)
Represents the grant date fair value of awards computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718). A discussion of assumptions used in calculating award values is included in Note 10 of the Consolidated Financial Statements.

(5)	The following table shows each component of the column above titled “All Other Compensation.”

Name and Principal Position	Fiscal Year	Company 401(k) Matching Contributions ($)	Long-term Disability Insurance Premiums ($)	Life Insurance Premiums ($)	Auto Allowance ($)	Relocation Payments ($)	Severance ($)	Total ($)

George R. Jensen, Jr. Chief Executive Officer & Chairman of the Board	2010	$9,800	$5,445	$5,555	$17,875	$—	$—	$38,675
	2009	$9,200	$—	$—	$17,875	$—	$—	$27,075
	2008	$9,000	$—	$—	$17,875	$—	$—	$26,875

Stephen P. Herbert Chief Operating Officer & President	2010	$9,800	$3,352	$1,385	$17,875	$—	$—	$32,412
	2009	$9,200	$—	$—	$17,875	$—	$—	$27,075
	2008	$9,000	$—	$—	$17,875	$—	$—	$26,875

David M. DeMedio Chief Financial Officer	2010	$9,800	$951	$315	$17,875	$—	$—	$28,941
	2009	$8,477	$—	$—	$17,875	$—	$—	$26,352
	2008	$6,974	$—	$—	$17,875	$—	$—	$24,849

Cary Sagady Sr. VP Network Solutions	2010	$8,073	$—	$124	$7,800	$—	$—	$15,997
	2009	$9,200	$—	$—	$7,800	$—	$—	$17,000
	2008	$1,308	$—	$—	$7,800	$—	$—	$9,108

Bruce Shirey Former VP ePort Connect Services	2010	$—	$—	$124	$14,423	$22,836	$190,962	$228,345
	2009	$—	$—	$—	$15,000	$65,976	$—	$80,976
	2008	$—	$—	$—	$12,115	$32,988	$—	$45,103

Grants Of Plan-Based Awards Table

The table below summarizes the amounts of awards granted to our named executive officers and employees during the fiscal year ended June 30, 2010:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Secur- ities Under- lying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option (1)
Name (a)	Grant Date (b)	Thresh old ($)(c)	Target ($)(d)	Maximum ($)(e)	Thresh old (#)(f)	Target (#)(g)	Maximum (#)(h)	Units (#)(i)	Options (#)(j)	Awards ($)(k)	Awards ($)(l)
George R. Jensen, Jr.	9/10/2009	—	—	—	—	—	—	30,000	—	—	$52,500
Stephen P. Herbert	9/10/2009	—	—	—	—	—	—	9,000	—	—	$15,750
David M. DeMedio	—	—	—	—	—	—	—	—	—	—	$—
Cary Sagady	9/30/2009	—	—	—	—	—	—	5,000	—	—	$8,750
Bruce Shirey	—	—	—	—	—	—	—	—	—	—	$—

(1)	Amount represents the grant date fair value determined in accordance with ASC 718.

Total Option Exercises And Stock Vested

The following table sets forth information regarding options exercised and shares of common stock acquired upon vesting by our named executive officers and employees during fiscal 2010:

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($)(1) (e)
George R. Jensen, Jr.(2)	—	$—	20,000	$28,000
Stephen P. Herbert(3)	—	$—	6,000	$8,400
David M. DeMedio	—	$—	—	$—
Cary Sagady(4)	—	$—	5,000	$6,113
Bruce Shirey(5)	—	$—	2,000	$3,560

(1)
For awards classified as equity, the value equals number of shares multiplied by the market value on the vesting date. For awards classified as liabilities, the value equals the number of shares multiplied by the market value on the settlement date.

(2)	Represents 10,000 shares valued at $1.70 that vested on October 1, 2009 and 10,000 shares valued at $1.10 that vested on April 1, 2010.

(3)	Represents 3,000 shares valued at $1.70 that vested on October 1, 2009 and 3,000 shares valued at $1.10 that vested on April 1, 2010.

(4)
Represents 1,250 shares valued at $1.70 that vested on September 30, 2009; 1,250 shares valued at $1.62 that vested on December 31, 2009; 1,250 shares valued at $1.07 that vested on March 31, 2010; and 1,250 shares valued at $0.50 that vested on June 30, 2010.

(5)	Represents 2,000 shares valued at $1.78 that vested on August 31, 2009.

Outstanding Equity Awards At Fiscal Year-End

The following table shows information regarding unexercised stock options and unvested equity awards granted to the executive officers as of the fiscal year ended June 30, 2010:

Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options(#) Exercisable (b)	Number of Securities Underlying Unexer- cised Options(#) Unexercis- able (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#) (d)	Option Exercise Price($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested(#) (g)	Market Value of Shares or Units of Stock That Have Not Vested($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($) (j)
George R. Jensen, Jr., Chief Executive Officer & Chairman of the Board (1)	—	—	—	—	—	—	—	150,000	$75,000
	25,000	—	—	$7.50	05/10/2011	—	—	—	—
	25,000	—	—	$7.50	06/28/2012	—	—	—	—
	25,000	—	—	$7.50	06/29/2013	—	—	—	—

Stephen P. Herbert, Chief Operating Officer & President (1)	—	—	—	—	—	—	—	3,000	$1,500
	6,000	—	—	$7.50	05/10/2011	—	—	—	—
	6,000	—	—	$7.50	06/28/2012	—	—	—	—
	6,000	—	—	$7.50	06/29/2013	—	—	—	—

David M. DeMedio, Chief Financial Officer (1)	2,334	—	—	$7.50	05/10/2011	—	—	—	$—
	2,333	—	—	$7.50	06/28/2012	—	—	—	—
	2,333	—	—	$7.50	06/29/2013	—	—	—	—

(1)
Reflects shares issuable to Mr. Jensen under his employment agreement – 10,000 shares that are expected to vest on October 1, 2010 and 140,000 shares only issuable upon the occurrence of a USA Transaction; reflects shares issuable under Mr. Herbert’s employment agreement that have not vested as of June 30, 2010. The options expiring on May 10, 2011, June 28, 2012, and June 29, 2013 vested on May 11, 2006, June 30, 2007 and June 29, 2008, respectively.

Executive Employment Agreements

George R. Jensen, Jr.

On May 11, 2006, the Company and Mr. Jensen entered into an Amended and Restated Employment Agreement pursuant to which the term of Mr. Jensen’s employment with the Company was extended to June 30, 2009. Effective May 11, 2006, Mr. Jensen’s base salary was increased to $325,000 per annum. The Agreement requires Mr. Jensen to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the Agreement and for a period of one year thereafter. Mr. Jensen was granted the right (exercisable at any time prior to the 60th day following the commencement of each fiscal year) to elect to have one-half of his base salary for each of the fiscal years ended June 30, 2007, June 30, 2008, and June 30, 2009 paid in shares of common stock rather than cash. Mr. Jensen has elected to receive shares in lieu of cash for one-half of his base salary for the fiscal year ended June 30, 2007. As a result of such election, 22,080 shares will be issued to him, which will vest as follows: 5,520 on July 1, 2006; 5,520 on October 1, 2006; 5,520 on January 1, 2007; and 5,520 on April 1, 2007. Mr. Jensen was also granted 75,000 shares of common stock and an additional amount of options to purchase up to 75,000 shares of common stock at $7.50 per share. The 75,000 shares of common stock vest as follows: 25,000 on June 1, 2006; 25,000 on January 1, 2007; and 25,000 on June 1, 2007. The options vest as follows: 25,000 on May 11, 2006; 25,000 on June 30, 2007; and 25,000 on June 30, 2008. The options may be exercised at any time within 5 years of vesting. In October 2006, the Company granted to Mr. Jensen piggyback registration rights under the 1933 Act for the shares described above for a period of five years following the vesting of any such shares and the shares underlying any of the options described above for a period of five years following the vesting of any such options.

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

On September 24, 2009, Mr. Jensen and the Company entered into an Amended and Restated Employment Agreement which replaced his prior employment agreement. The Agreement extended the term of Mr. Jensen’s employment with the Company from June 30, 2011 until September 30, 2012 and will automatically continue from year to year thereafter unless terminated as of the end of the original term or any such one year renewal period by the Company or Mr. Jensen by at least 90-days notice. The period during which Mr. Jensen has agreed not to compete with the Company following his termination of employment has been increased from one year to two years. Mr. Jensen was granted 30,000 shares of common stock under the 2008 Stock Incentive Plan which vest as follows: 10,000 on October 1, 2009; 10,000 on April 1, 2010; and 10,000 on September 30, 2010. The Company has agreed to obtain and pay the premiums for a term life insurance policy in the amount of $2,000,000 on the life of Mr. Jensen while he is employed by the Company. Mr. Jensen has the right to designate the beneficiary of the policy. The Company has agreed to obtain and pay the premiums for a supplemental long term disability policy covering Mr. Jensen over and above the existing long-term group disability plan of the Company. If he shall become disabled while employed by the Company, the policy would provide for monthly disability coverage of up to 65% of his monthly base compensation payable to age 65 or death. If the policy would not provide at least 65% of his monthly base salary, then the Company has agreed to make monthly payments to Mr. Jensen in an amount equal to the difference between the monthly benefit provided under such policy and 65% of Mr. Jensen’s monthly base salary; provided, however, that the Company’s total obligation shall not exceed $110,000. Mr. Jensen’s base salary was not changed from the prior employment agreement.

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

The September 24, 2009 Agreement also provides that as a condition of the consummation of a USA Transaction (as defined in the Agreement), the successor to the Company’s business or assets would agree to assume and perform Mr. Jensen’s employment agreement. If any such successor would not do so, Mr. Jensen’s employment would terminate on the date of the consummation of the USA Transaction, and the Company would continue to pay to Mr. Jensen his then annual base salary for a period of two years following the termination of his employment (or, if greater, the remaining term of his employment) and, at its cost, for a period of two years would continue to provide Mr. Jensen with health insurance benefits substantially similar to those which he is receiving immediately prior to the date of termination.

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

The September 24, 2009 Agreement also provides that as a condition of the consummation of a USA Transaction (as defined in the Agreement), the successor to the Company’s business or assets would agree to assume and perform Mr. Herbert’s employment agreement. If any such successor would not do so, Mr. Herbert’s employment would terminate on the date of consummation of the USA Transaction, and the Company would continue to pay to Mr. Herbert his then base salary for a period of two years following the termination of his employment (or, if greater, the remaining term of his employment), and, at its cost, for a period of two years would continue to provide Mr. Herbert with health insurance benefits substantially similar to those which he is receiving immediately prior to the date of termination. The provision of Mr. Herbert’s prior employment agreement that granted him the right to terminate his employment with the Company in the event of a USA Transaction has been revoked.

David M. DeMedio

On May 11, 2006, the Company and Mr. DeMedio entered into an amendment to his Employment Agreement pursuant to which the term of Mr. DeMedio’s employment with the Company was extended to June 30, 2008, and which has subsequently been automatically extended to June 30, 2011. Effective May 11, 2006, Mr. DeMedio’s base salary was increased to $165,000 per annum and effective October 1, 2007, his base salary was increased to $195,000 per annum. Mr. DeMedio was granted options to purchase up to 7,000 shares of common stock at $7.50 per share. The options vest as follows: 2,334 on May 11, 2006; 2,333 on June 30, 2007; and 2,333 on June 30, 2008. The options may be exercised at any time within 5 years of vesting. In October 2006, the Company granted to Mr. DeMedio piggyback registration rights under the 1933 Act for the shares underlying any of the options described above for a period of five years following the vesting of any such options. In the event that a USA Transaction (as defined in Mr. Jensen’s employment agreement) shall occur, then Mr. DeMedio has the right to terminate his agreement upon 30 days notice to the Company.

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

The following table describes the stock awards issuable by us to each of our executive officers upon the occurrence of a USA Transaction assuming that such USA Transaction occurred on June 30, 2010, when the closing price per share of the Company’s common stock was $0.50:

Name	Upon Occurrence Of USA Transaction
George R. Jensen, Jr.	$100,358(1)
Stephen P. Herbert	$9,131(2)
David M. DeMedio	$3,683(3)

(1)
Represents (i) 60,716 shares issuable to Mr. Jensen for the fiscal year ended June 30, 2010 pursuant to the Long-Term Equity Incentive Program; and (ii) 140,000 shares issuable to Mr. Jensen upon the occurrence of a USA Transaction.

(2)	Represents 18,261 shares issuable to Mr. Herbert for the fiscal year ended June 30, 2010 pursuant to the Company’s Long-Term Equity Incentive Program.

(3)	Represents 7,365 shares issuable to Mr. DeMedio for the fiscal year ended June 30, 2010 pursuant to the Company’s Long-Term Equity Incentive Program.

As described above under “Executive Employment Agreements”, the September 24, 2009 employment agreement between the Company and Mr. Jensen provides that the Company is required to provide Mr. Jensen with certain payments and benefits upon the termination by the Company of his employment without cause or upon the termination by Mr. Jensen of his employment for good reason or upon termination of his employment if a successor to the Company’s business or assets does not agree to assume and perform his employment agreement as a condition to the consummation of a USA Transaction. Assuming that any such termination occurred on June 30, 2010, and these provisions had been in effect on such date, and assuming there would be less than two years remaining in his term of employment, Mr. Jensen would receive an aggregate cash payment of twice his annual base salary or $730,000, and the Company would pay health insurance premiums for a two year period following termination in the aggregate amount of $28,296. The aforesaid premium amount is based on an estimated monthly premium of $1,179.

As described above under “Executive Employment Agreements”, the September 24, 2009 employment agreement between the Company and Mr. Herbert provides that the Company is required to provide Mr. Herbert with certain payments and benefits upon the termination by the Company of his employment without cause or upon the termination by Mr. Herbert of his employment for good reason or upon termination of his employment if a successor to the Company’s business or assets does not agree to assume and perform his employment agreement as a condition to the consummation of a USA Transaction. Assuming that any such termination occurred on June 30, 2010, and these provisions had been in effect on such date, and assuming there would be less than two years remaining in his term of employment, Mr. Herbert would receive an aggregate cash payment of twice his annual base salary or $640,000, and the Company would pay health insurance premiums for a two year period following termination in the aggregate amount of $54,744. The aforesaid premium amount is based on an estimated monthly premium of $2,281.

As described above under “Executive Employment Agreements”, if Mr. DeMedio’s employment with the Company would be terminated by the Company without cause, the Company would pay health insurance premiums for a one year period following termination in the aggregate amount of $14,148. The aforesaid premium amount is based on an estimated monthly premium of $1,179.

The August 2007 employment agreement of Bruce Shirey provides that upon the termination or expiration of his employment with the Company for any reason whatsoever (other than his voluntary resignation), he is entitled to receive a severance payment equal to one times his then annual base salary payable in twelve equal monthly installments. Mr. Shirey’s employment was terminated by the Company on June 4, 2010. The Company will pay to Mr. Shirey his annual base salary of $180,000 over a twelve month period. In addition, and in exchange for certain agreements made by Mr. Shirey for the benefit of the Company in connection with his termination of employment, the Company agreed to pay to him the sum of $10,384.62.

Compensation Committee Interlocks And Insider Participation

During the fiscal year 2010, Steven Katz, William Van Alen, Jr., Jack Price, Steven Barnhart and Peter Michel served at various times as members of the Compensation Committee of our board of directors. No member of the Compensation Committee was an employee or former employee of our company or any of our subsidiaries, or had any relationship with us requiring disclosure herein.

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

Director Compensation Table

The table below summarizes the compensation earned or paid in cash by the Company to non-employee Directors during the fiscal year ended June 30, 2010.

Name (a)	Fees Earned or Paid in Cash($) (b)	Stock Awards($) (c)	Option Awards($) (d)	Non-Equity Incentive Compensation Plan($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($) (f)	All Other Compensation ($) (g)	Total($) (h)
Steven D. Barnhart	$22,500	$—	$—	$—	$—	$—	$22,500
Joel Brooks	$30,000	$—	$—	$—	$—	$—	$30,000
Steven Katz (1)	$28,750	$—	$—	$—	$—	$—	$28,750
Douglas M. Lurio	$20,000	$—	$—	$—	$—	$—	$20,000
Stephen W. McHugh (2)	$7,500	$—	$—	$—	$—	$—	$7,500
Peter A. Michel	$20,000	$—	$—	$—	$—	$—	$20,000
Jack E. Price	$22,500	$—	$—	$—	$—	$—	$22,500
Bradley M. Tirpak	$10,000	$—	$—	$—	$—	$—	$10,000
William L. Van Alen, Jr (3)	$20,000	$—	$—	$—	$—	$—	$20,000

(1) Mr. Katz resigned as a Director on May 13, 2010.

(2) Mr. McHugh resigned as a Director on October 19, 2009.

(3) Mr. Van Alen resigned as a Director on February 4, 2010.

During fiscal year 2010, and included in the above table, we paid the following fees during the fiscal year:

•	Director: each of Messrs. Brooks and Lurio $20,000, Mr. Katz $17,500, each of Messrs. Barnhart and Price $15,000, each of Messrs. Van Alen, Michel and Tirpak $10,000 and Mr. McHugh $5,000.

•	Audit Committee: Mr. Brooks $10,000, Mr. Barnhart $7,500, each of Messrs. Van Alen and Michel $5,000 and each of Messrs. McHugh and Katz $2,500.

•	Compensation Committee: Mr. Katz $8,750, Mr. Price $7,500 and each of Messrs. Van Alen and Michel $5,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Common Stock

The following table sets forth, as of June 30, 2010, the beneficial ownership of the common stock of each of the Company’s directors and executive officers, the other employees named in the summary compensation table set forth above, as well as by the Company’s directors and executive officers as a group. Except as set forth below, the Company is not aware of any beneficial owner of more than five percent of the common stock. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable:

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned(2)	Percent of Class
George R. Jensen, Jr. 100 Deerfield Lane, Suite 140 Malvern, Pennsylvania 19355	258,395 shares(3)	1.01%
Stephen P. Herbert 100 Deerfield Lane, Suite 140 Malvern, Pennsylvania 19355	194,135 shares(4)	*
David M. DeMedio 100 Deerfield Lane, Suite 140 Malvern, Pennsylvania 19355	67,878 shares(5)	*
Douglas M. Lurio 2005 Market Street, Suite 2340 Philadelphia, Pennsylvania 19103	32,778 shares(6)	*
Bradley M. Tirpak 50 Orchard Street, Apt #5 New York, New York 10002	134,140 shares(7)	*
Steven D. Barnhart 1143 N. Sheridan Road Lake Forest, Illinois 60045	31,538 shares	*
Joel Brooks 303 George Street Suite 140 New Brunswick, New Jersey 08901	0 shares	*
Peter A. Michel 1109 Gatewood Drive Alexandria, Virginia 22307	0 shares	*
Jack E. Price 12942 NE 24th Street Bellevue, Washington, 98005	0 shares	*
Cary Sagady 100 Deerfield Lane, Suite 140 Malvern, Pennsylvania 19355	5,550 shares	*
Bruce Shirey 100 Deerfield Lane, Suite 140 Malvern, Pennsylvania 19355	4,000 shares	*
S.A.C. Capital Associates, LLC 72 Cummings Point Road Stamford, Connecticut 06902	2,305,826 shares(8)	9.04%
Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109	6,170,600 shares(9)	24.20%
All Directors and Executive Officers As a Group (9 persons)	719,854 shares	2.82%

*	Less than one percent (1%)

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities. Shares of common stock issuable upon conversion of the preferred stock, or shares of common stock issuable upon exercise of warrants and options currently exercisable, or exercisable within 60 days of June 30, 2010, are deemed to be beneficially owned for purposes hereof.

(2)	The percentage of common stock beneficially owned is based on 25,497,155 shares outstanding as of June 30, 2010.

(3)
Includes 2,000 shares of common stock beneficially owned by his spouse, 35,429 shares owned by George R. Jensen, Jr. Grantor Retained Unitrust dated July 14, 2003 over which Mr. Jensen retains beneficial ownership. Includes 60,714 shares vested at June 30, 2010 under the Long Term Equity Incentive Program, 75,000 shares underlying vested stock options, 15,000 shares issuable upon the exercise of warrants and 450 shares underlying preferred stock. Does not include the right granted to Mr. Jensen under his Employment Agreement to receive common stock upon the occurrence of a USA Transaction. See “Executive Employment Agreements”.

(4)
Includes 31,010 shares of common stock beneficially owned by his child and 27,440 shares of common stock beneficially owned by his spouse. Includes 18,263 shares vested at June 30, 2010 under the Long Term Equity Incentive Program and 18,000 shares underlying vested stock options.

(5)	Includes 7,366 shares vested at June 30, 2010 under the Long Term Equity Incentive Program and 7,000 shares underlying vested stock options.

(6)	Includes 12,000 shares underlying vested stock options and 6,874 shares issuable upon the exercise of warrants.

(7)	Includes 10 shares underlying preferred stock.

(8)
Includes 355,400 shares underlying common stock warrants. Based upon a Schedule 13G/A filed with the Securities and Exchange Commission on February 16, 2010, S.A.C. Capital Advisors, L.P., S.A.C. Capital Advisors, Inc., S.A.C. Capital Associates, LLC, and Steven A. Cohen, each have shared voting and investment power with respect to such shares. The address of S.A.C. Capital Advisors, L.P., S.A.C. Capital Advisors, Inc. and Mr. Cohen is as indicated in the table. The address of S.A.C. Capital Associates, LLC is P.O. Box 58, Victoria House, The Valley, Anguilla, British West Indies. Each of S.A.C. Capital Advisors, L.P., S.A.C. Capital Advisors, Inc. and Mr. Cohen disclaim beneficial ownership of these shares.

(9)
Based upon a Schedule 13G/A filed with the Securities and Exchange Commission on December 10, 2009, reflecting the beneficial ownership of our common stock by Wellington Management Company, LLP, which has shared voting authority over 4,516,000 shares and shared dispositive power over 6,170,600 shares. Includes 2,260,400 shares underlying warrants. Based upon a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2010, Wellington Trust Company, N.A., an investment advisory client of Wellington Management Company, LLP, has shared voting authority and shared dispositive power over 2,169,100 of such shares (828,900 of which represent shares underlying warrants).

Preferred Stock

Other than 1,000 shares and 45,000 shares of preferred stock owned by Mr. Tirpak and Mr. Jensen, respectively, there were no shares of preferred stock that were beneficially owned as of June 30, 2010 by the Company’s directors, executive officers, or the other employees named in the Summary Compensation Table set forth above.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the fiscal year ended June 30, 2010, and pursuant to the Settlement Agreement described above, the Company paid approximately $1,031,000 of legal fees and an additional $130,000 of related expenses incurred by Shareholder Advocates for Value Enhancement (the "Committee") in connection with the proxy contest and related litigation involving the annual shareholders’ meeting of the Company originally scheduled for December 15, 2009. Bradley M. Tirpak, a Director, and another shareholder of the Company, were the members of the Committee.

During the fiscal year ended June 30, 2010, the Company incurred professional fees of approximately $730,000 in connection with legal services rendered to the Company by Lurio & Associates, P.C., a law firm of which Douglas M. Lurio, a Director, is President. Of such professional fees, approximately $230,000 was attributable to the proxy contest and related litigation.

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

DIRECTOR INDEPENDENCE

The Board of Directors has determined that Joel Brooks, Steven D. Barnhart, Jack E. Price, Bradley M. Tirpak and Peter A. Michel, which members constitute a majority of the Board of Directors, are independent in accordance with the applicable listing standards of The NASDAQ Stock Market, Inc.

The Board of Directors has a standing Audit Committee, Nominating Committee, and Compensation Committee.

The Audit Committee of the Board of Directors presently consists of Mr. Brooks (Chairman), Mr. Barnhart, and Mr. Michel. The Audit Committee recommends the engagement of the Company’s independent accountants and is primarily responsible for approving the services performed by the Company’s independent accountants, for reviewing and evaluating the Company’s accounting principles, reviewing the independence of independent auditors, and reviewing the adequacy and effectiveness of the Company’s internal controls. The Audit Committee operates pursuant to a charter that was last amended and restated by the Board of Directors on April 11, 2006, a copy of which is accessible on the Company’s website, www.usatech.com.

The Compensation Committee of the Board of Directors presently consists of Mr. Price (Chairman), Mr. Barnhart and Mr. Michel. The Board of Directors has determined that each of the current members of the Compensation Committee is independent in accordance with the applicable listing standards of The Nasdaq Stock Market, Inc. The Committee reviews and recommends compensation and compensation changes for the executive officers of the Company and administers the Company’s stock option and restricted stock grant plans. The Compensation Committee operates pursuant to a charter that was adopted by the Board in September 2007, a copy of which is accessible on the Company’s website, www.usatech.com.

The Nominating Committee of the Board of Directors was established in November 2009, and presently consists of Mr. Barnhart (Chairman), Mr. Price and Mr. Tirpak. The Board of Directors has determined that each of the current members of the Nominating Committee is independent in accordance with the applicable listing standards of The Nasdaq Stock Market, LLC. The Committee recommends to the entire Board of Directors for selection any nominees for director. The Nominating Committee operates pursuant to a charter that was adopted by the Board of Directors on November 3, 2009, a copy of which is accessible on the Company’s website, www.usatech.com.

Item 14. Principal Accounting Fees and Services.

AUDIT AND NON-AUDIT FEES

During the fiscal year ended June 30, 2010 and 2009, fees in connection with services rendered by McGladrey & Pullen, LLP were as set forth below:

	Fiscal 2010	Fiscal 2009
Audit Fees	$195,000	$235,000
Audit-Related Fees	50,000	124,000
Tax Fees	85,000	—
All Other Fees	—	—
TOTAL	$330,000	$359,000

Audit fees consisted of fees for the audit of our annual financial statements and review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with and reviews of Company documents filed with the Securities and Exchange Commission.

Audit related fees were primarily incurred in connection with our equity offerings, and fees in connection with attending the annual shareholders meeting.

Tax fees related to the review of our analysis of the timing and extent to which the Company can utilize future tax deductions in any year, which may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations (i.e. IRS Code Section 382).

AUDIT COMMITTEE PRE-APPROVAL POLICY

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm on a case-by-case basis.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of USA filed January 26, 2004 (Incorporated by reference to Exhibit 3.1.19 to Form 10-QSB filed on February 12, 2004).

3.1.1	First Amendment to Amended and Restated Articles of Incorporation of USA filed on March 17, 2005 (Incorporated by reference to Exhibit 3.1.1 to Form S-1 Registration Statement No. 333-124078).

3.1.2	Second Amendment to Amended and Restated Articles of Incorporation of USA filed on December 13, 2005 (Incorporated by reference to Exhibit 3.1.2 to Form S-1 Registration Statement No. 333-130992).

3.1.3	Third Amendment to Amended and Restated Articles of Incorporation of USA filed on July 25, 2007. (Incorporated by reference to Exhibit 3.1.3 to Form 10-K filed September 23, 2008).

3.1.4	Fourth Amendment to Amended and Restated Articles of Incorporation of USA filed on March 6, 2008. (Incorporated by reference to Exhibit 3.1.4 to Form 10-K filed September 23, 2008).

3.2	Amended and Restated By-Laws of USA (Incorporated by reference to Exhibit 3(ii) to Form10-Q/A filed on February 22, 2010).

4.1	Securities Purchase Agreement between the Company and S.A.C. Capital Associates, LLC dated March 14, 2007 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 15, 2007).

4.2	Form of Warrant No. SAC-001 issued to S.A.C. Capital Associates, LLC (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 15, 2007).

4.3	Registration Rights Agreement between the Company and S.A.C. Capital Associates, LLC dated March 14, 2007 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 15, 2007).

4.4	Form of Securities Purchase Agreement dated October 17, 2007 between the Company and each of the Buyers (Incorporated by reference to Exhibit 4.1 of Form 8-K filed October 17, 2007).

4.5	Form of Registration Rights Agreement dated October 17, 2007 between the Company and each of the Buyers (Incorporated by reference to Exhibit 4.2 of Form 8-K filed October 17, 2007).

4.6	Common Stock Purchase Warrant issued to William Blair & Co., LLC, dated October 17, 2007 (Incorporated by reference to Exhibit 4.34 of Form S-1 filed November 16, 2007).

10.1	Amended And Restated Employment and Non-Competition Agreement between USA and Stephen P. Herbert dated May 11, 2006 (Incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 15, 2006).

10.2	Amended And Restated Employment and Non-competition Agreement between USA and George R. Jensen, Jr. dated May 11, 2006 (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 15, 2006).

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

10.6	Employment and Non-Competition Agreement between USA and David M. DeMedio dated April 12, 2005 (Incorporated by reference to Exhibit 10.22 to Form S-1 Registration Statement No. 333-124078).

10.7	First Amendment to Employment and Non-Competition Agreement between USA and David M. DeMedio dated May 11, 2006 (Incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 15, 2006).

10.8	Option Certificate (No. 200) dated April 12, 2005 in favor of David M. DeMedio (Incorporated by reference to Exhibit 10.23 to Form S-1 Registration Statement No. 333-124078).

10.9	Option Certificate (No. 201) dated May 11, 2006 in favor of George R. Jensen, Jr. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.10	Option Certificate (No. 202) dated May 11, 2006 in favor of Stephen P. Herbert. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.11	Option Certificate (No. 203) dated May 11, 2006 in favor of David M. DeMedio. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.12	Option Certificate (No. 204) dated April 21, 2006 in favor of William W. Sellers. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.13	Option Certificate (No. 205) dated April 21, 2006 in favor of William L. Van Alen, Jr. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.14	Option Certificate (No. 206) dated April 21, 2006 in favor of Steven Katz. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.15	Option Certificate (No. 207) dated April 21, 2006 in favor of Douglas M. Lurio. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.16	Option Certificate (No. 208) dated April 21, 2006 in favor of Albert Passner. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.17	Option Certificate (No. 209) dated July 20, 2006 in favor of Stephen W. McHugh. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.18	USA Technologies, Inc. 2008 Stock Compensation Plan (Incorporated by reference to Exhibit 10.1 to Form S-8 filed September 24, 2008).

10.19
Amendment to Agreement of Lease between BMR-Spring Mill Drive, L.P., as landlord, and the Company, as tenant, dated January 15, 2007 (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on February 13, 2007).

10.20
Second Amendment to Employment and Non-Competition Agreement dated March 13, 2007, between the Company and David M. DeMedio (Incorporated by reference to Exhibit 10.34 to Form S-1 filed April 12, 2007).

10.21	Form of Indemnification Agreement between the Company and each of its officers and Directors (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 14, 2007).

10.22	Supply and Licensing Agreement dated as of February 19, 2007 between Coca-Cola Enterprises, Inc. and the Company. (Incorporated by reference to Exhibit 10.36 to Form S-1 filed on June 6, 2007).

10.23
First Amendment to MasterCard PayPass Participation Agreement dated August 17, 2007 between the Company, MasterCard International Incorporated and Coca Cola Enterprises Inc. And Its Bottling Subsidiaries. (Incorporated by reference to Exhibit 10.26 to Form 10-K filed September 27, 2007).

10.24
Third Amendment to Employment and Non-Competition Agreement between the Company and David M. DeMedio dated September 22, 2008. (Incorporated by reference to Exhibit 10.29 to Form 10-K filed September 24, 2008).

10.25
Amended and Restated Employment and Non-Competition Agreement between the Company and George R. Jensen, Jr., dated September 24, 2009. (Incorporated by reference to Exhibit 10.30 to Form 10-K filed September 25, 2009).

10.26
Amended and Restated Employment and Non-Competition Agreement between the Company and Stephen P. Herbert dated September 24, 2009. (Incorporated by reference to Exhibit 10.31 to Form 10-K filed September 25, 2009).

10.27	Letter from the Company to David M. DeMedio dated September 24, 2009. (Incorporated by reference to Exhibit 10.32 to Form 10-K filed September 25, 2009).

10.28
Settlement Agreement dated February 4, 2010 by and among USA Technologies, Inc., Shareholder Advocates For Value Enhancement, Bradley M. Tirpak, Craig W. Thomas, and certain other parties (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 5, 2010).

10.29	Purchase Agreement between the Company and Lincoln Park Capital, LLC dated July 27, 2010 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 27, 2010).

10.30	Registration Rights Agreement between the Company and Lincoln Park Capital, LLC dated July 27, 2010 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 27, 2010).

21	List of significant subsidiaries of the Company (Incorporated by reference to Exhibit 21 to Form S-1 filed on March 16, 2010).

**23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm.

**31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

**31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

**32	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________
** Filed herewith

Item 15(a).

SCHEDULE II

USA TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2010, 2009 AND 2008

ACCOUNTS RECEIVABLE	Balance at beginning of period	Additions charged to earnings	Deductions uncollectible receivables written off, net of recoveries	Balance at end of period
June 30, 2010	$42,000	$(1,000)	$-	$41,000
June 30, 2009	$215,000	$(17,000)	$156,000	$42,000
June 30, 2008	$142,000	$138,000	$65,000	$215,000

INVENTORY	Balance at beginning of period	Additions charged to earnings	Deductions Shrinkage and obsolescence	Balance at end of period
June 30, 2010	$596,000	$171,000	$26,000	$741,000
June 30, 2009	$418,000	$390,000	$212,000	$596,000
June 30, 2008	$317,000	$253,000	$152,000	$418,000

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

SIGNATURES	TITLE	DATE

/s/ George R. Jensen, Jr.	Chairman of the Board of Directors	September 21, 2010
George R. Jensen, Jr.	and Chief Executive Officer
(Principal Executive Officer)

/s/ David M. DeMedio	Chief Financial Officer (Principal	September 21, 2010
David M. DeMedio	Accounting Officer)

/s/ Stephen P. Herbert	Chief Operating Officer, President	September 21, 2010
Stephen P. Herbert	and Director

/s/ Douglas M. Lurio	Director	September 21, 2010
Douglas M. Lurio

/s/ Joel Brooks	Director	September 21, 2010
Joel Brooks

/s/ Steven D. Barnhart	Director	September 21, 2010
Steven D. Barnhart

/s/ Jack E. Price	Director	September 21, 2010
Jack E. Price

	Director	September __, 2010
Bradley M. Tirpak

/s/ Peter A. Michel	Director	September 21, 2010
Peter A. Michel