Form 10-Q
period 2010-09-30
USA TECHNOLOGIES INC
filed 2010-11-10
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 5, 2010, there were 25,925,108 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.
Consolidated Balance Sheets

	September 30,	June 30,
	2010	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,467,381	$7,604,324
Accounts receivable, less allowance for uncollectible accounts of $32,000 and $41,000, respectively	1,896,529	2,048,421
Finance receivables	193,576	242,452
Inventory, net	3,102,162	2,633,971
Prepaid expenses and other current assets	772,466	847,344
Total current assets	11,432,114	13,376,512

Finance receivables, less current portion	276,393	339,341
Property and equipment, net	4,818,789	4,511,889
Intangibles, net	3,552,053	3,810,653
Goodwill	7,663,208	7,663,208
Other assets	183,090	146,821
Total assets	$27,925,647	$29,848,424

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,550,912	$4,570,730
Accrued expenses	1,862,775	1,869,367
Current obligations under long-term debt	374,081	344,652
Total current liabilities	6,787,768	6,784,749

Long-term debt, less current portion	196,133	251,503
Total liabilities	6,983,901	7,036,252

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value: Authorized shares- 1,800,000
Series A convertible preferred- Authorized shares 900,000; Issued and outstanding shares- 444,468 and 444,468, respectively (liquidation preference of $14,412,874 and $14,079,523, respectively)	3,148,676	3,148,676
Common stock, no par value: Authorized shares- 640,000,000; Issued and outstanding shares-25,910,608 and 25,497,155, respectively	209,974,740	209,958,552
Accumulated deficit	(192,181,670)	(190,295,056)
Total shareholders’ equity	20,941,746	22,812,172
Total liabilities and shareholders’ equity	$27,925,647	$29,848,424

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended
	September 30,
	2010	2009
Revenues:
Equipment sales	$1,096,193	$1,937,407
License and transaction fees	3,344,472	1,890,229
Total revenues	4,440,665	3,827,636

Cost of equipment	648,898	1,309,356
Cost of services	2,436,200	1,488,157
Cost of sales	3,085,098	2,797,513
Gross profit	1,355,567	1,030,123

Operating expenses:
Selling, general and administrative	2,913,298	3,565,778
Depreciation and amortization	341,541	385,066
Total operating expenses	3,254,839	3,950,844
Operating loss	(1,899,272)	(2,920,721)

Other income (expense):
Interest income	25,310	14,938
Interest expense	(12,652)	(20,416)
Total other income (expense), net	12,658	(5,478)
Net loss	(1,886,614)	(2,926,199)
Cumulative preferred dividends	(333,351)	(382,703)
Loss applicable to common shares	$(2,219,965)	$(3,308,902)
Loss per common share (basic and diluted)	$(0.09)	$(0.17)
Weighted average number of common shares outstanding (basic and diluted)	25,842,604	19,819,926

See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A Convertible Preferred Stock	Common Stock	Accumulated Deficit	Total

Balance, June 30, 2010	$3,148,676	$209,958,552	$(190,295,056)	$22,812,172
Issuance of 261,953 shares of common stock at $0.90 per share less issuance costs of $227,672		8,085		8,085
Issuance of 1,500 fully-vested shares of common stock to employees and vesting of shares granted under the 2008 Stock Incentive Plan		8,103		8,103
Issuance of 150,000 shares of common stock to Lincoln Park Capital		-
Net loss			(1,886,614)	(1,886,614)
Balance, September 30, 2010	$3,148,676	$209,974,740	$(192,181,670)	$20,941,746

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	September 30,
	2010	2009
Operating activities
Net loss	$(1,886,614)	$(2,926,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Charges incurred in connection with the vesting and issuance of common stock for employee compensation	8,103	40,574
Charges incurred in connection with the Long-term Equity Incentive Program	61,303	77,258
Bad debt expense	8,316	15,970
Amortization	258,600	258,600
Depreciation, $183,365 and $27,066 of which is allocated to cost of services for the three months ended September 30, 2010 and 2009	266,306	153,532
Loss on disposal of property and equipment	10,380	-
Changes in operating assets and liabilities:
Accounts receivable	143,576	(89,225)
Finance receivables	111,824	(583,642)
Inventory	(961,778)	(28,293)
Prepaid expenses and other assets	132,920	199,099
Accounts payable	(19,818)	(288,603)
Accrued expenses	(67,895)	344,315
Net cash used in operating activities	(1,934,777)	(2,826,614)

Investing activities
Purchase of property and equipment, net	(89,999)	(24,015)
Net cash used in investing activities	(89,999)	(24,015)

Financing activities
Net proceeds from the issuance (retirement) of common stock	8,085	13,035,942
Payments for the retirement of preferred stock	-	(48,272)
Repayment of long-term debt	(120,252)	(194,834)
Net cash provided by (used in) financing activities	(112,167)	12,792,836

Net increase (decrease) in cash and cash equivalents	(2,136,943)	9,942,207
Cash and cash equivalents at beginning of period	7,604,324	6,748,262
Cash and cash equivalents at end of period	$5,467,381	$16,690,469

Supplemental disclosures of cash flow information:
Prepaid insurance financed with long-term debt	$94,311	$85,991
Cash paid for interest	$13,472	$19,751
Equipment acquired under capital lease	$-	$17,337
Disposal of Property Plant and Equipment	$140,931	$-
Reclass of inventory to fixed assets for rental units	$493,587	$-

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

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. The balance sheet at June 30, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company has incurred losses from its inception through June 30, 2010 and losses have continued through September 30, 2010 and are expected to continue during fiscal year 2011. The Company's ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and available capital resources. Until the Company's products and services can generate sufficient operating revenues, the Company will be required to use its cash and cash equivalents on hand, as well as raise capital to meet its cash flow requirements including the issuance of Common Stock and the exercise of outstanding Common Stock warrants.

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

Included in cash and cash equivalents at September 30, 2010 and June 30, 2010 was approximately $890,000 and $1,020,000, respectively, of cash received by the Company for transaction processing services which is payable to our customers. Included in accounts receivable are amounts for transactions processed with our card processers for which cash has not been received by the Company and included in accounts payable are amounts for transactions processed with our card processers and due to our customers, which are recorded net of fees due to the Company. Generally, contractual terms require us to remit amounts owed to our customers on a weekly basis.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.  Accounting Policies (Continued)

Inventory

Inventory consists of finished goods and packaging materials. The Company's inventory is stated at the lower of cost (average cost basis) or market.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, finance receivables-current portion, other current assets, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate fair value due to their short maturities. Cash equivalents of approximately $960,000 and $2,970,000 at September 30, 2010 and June 30, 2010, respectively, are deemed for valuation purposes to meet level one criteria under the fair value hierarchy – having quoted market prices in active markets for identical assets or liabilities. The fair value of the Company’s long-term finance receivables and long-term debt approximates book value as such instruments are at market rates currently available to the Company.

Income Taxes

No provision for income taxes has been made for the three months ended September 30, 2010 and 2009 given the Company’s losses in 2010 and 2009 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

Shared-Based Payment

The Company applies ASC Topic 718 “Stock Compensation” which requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company recorded stock compensation expense of $8,103 and $40,574 related to common stock grants and the vesting of shares previously granted to employees and officers, excluding the Long-term Equity Incentive Program (the “LTIP Program”), during the three months ended September 30, 2010 and 2009, respectively. There were no common stock options granted, vested or recorded as expense during the three months ended September 30, 2010 and 2009.

The Company recorded stock compensation expense of $61,303 and $77,258 related to the change in fair value and/or the vesting of shares under the 2010 LTIP Program during the three months ended September 30, 2010 and 2009, respectively; see Note 6 for subsequent information.

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

2.  Accrued Expenses

Accrued expenses consist of the following:

	September 30	June 30
	2010	2010
	(unaudited)
Accrued compensation and sales commissions	$775,388	$922,741
Accrued professional fees	249,394	374,288
Accrued taxes and filing fees	218,200	222,249
Advanced customer billings	230,516	55,773
Accrued share-based payment liability	104,474	43,171
Accrued other	284,803	251,145
	$1,862,775	$1,869,367

USA Technologies, Inc.
Notes to Consolidated Financial Statements

3.  Long-Term Debt

Long-term debt consists of the following:

	September 30	June 30
	2010	2010
	(unaudited)
Capital lease obligations	$217,998	$280,261
Loan agreements	352,216	315,894
Total long-term debt	570,214	596,155
Less current portion	374,081	344,652
Non-current portion of long-term debt	$196,133	$251,503

During July 2010, the Company financed a portion of the premiums for various insurance policies totaling $94,331 due in nine monthly installments at an interest rate of 4.93%.

4.  Common Stock and Preferred Stock

On July 7, 2010, we sold an aggregate of 261,953 shares and related warrants to purchase up to 261,953 shares pursuant to a subscription rights offering which concluded on July 6, 2010. In connection with the offering, Source Capital Group, Inc. acted as dealer manager. As compensation for its services, Source received warrants to purchase up to 15,717 shares at $1.13 per share at any time through July 7, 2013. The warrants contain provisions for one demand registration of the sale of the underlying shares of common stock for a period of five years at our expense, and piggyback registration rights for a period of five years at our expense, and one demand registration right at the dealer manager’s expense for a period of five years. The Company received $235,757 of gross proceeds; after deductions for fees and expenses, net cash proceeds were $8,085.

On July 27, 2010, we executed a purchase agreement and a registration rights agreement with Lincoln Park Capital, LLC (“LPC”).  Under the purchase agreement, we have the right to sell to LPC up to 4,851,408 shares of our common stock at our option for an aggregate purchase price of up to $5,000,000. Pursuant to the registration rights agreement, we filed a registration statement, which was declared effective on October 21, 2010, covering the common stock that has been issued or may be issued to LPC under the purchase agreement. Over approximately 25 months, generally we have the right to direct LPC to purchase up to 4,851,408 shares of our common stock in amounts up to 150,000 shares as often as every two business days under certain conditions. The purchase price of the shares will be based on the market price of our shares immediately prior to the time of sale as computed under the purchase agreement without any fixed discount. We may at any time in our sole discretion terminate the purchase agreement without fee, penalty or cost upon one business days notice. We issued 150,000 shares of our common stock to LPC as a commitment fee for entering into the purchase agreement, and we are obligated to issue up to 150,000 shares pro rata as LPC purchases up to $5,000,000 of our common stock as directed by us.

5.  Common Stock Warrants

As of September 30, 2010, there were 13,804,418 Common Stock warrants outstanding, of which 9,289,011 warrants were currently exercisable at exercise prices ranging from $1.13 to $7.70 per share and 3,015,407 warrants, all with an exercise price of $1.13, are not exercisable until January 1, 2011. The remaining 1,500,000 warrants, which were not exercisable until minimum performance hurdles in the First Data Joint Marketing Agreement were achieved, were forfeited on October 1, 2010, as the hurdles were not met; see Note 6 Subsequent Events for more information.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

6.  Subsequent Events

At the time of entering into a Joint Marketing Agreement (October 2008), USA issued to First Data performance–based warrants to purchase up to 1,500,000 shares of Common Stock of USA. First Data had the right to purchase 500,000 of such shares within two years of issuance at $5.25 per share (the “A Warrants”), and 1,000,000 of such shares within three years of issuance at $6.00 per share (the “B Warrants”). The A Warrants were only exercisable by First Data if a minimum of 20,000 e-Ports were sold to a customer pursuant to the Joint Marketing Agreement prior to the expiration of the A Warrants, which was October 1, 2010. The B Warrants were only exercisable by First Data if the A Warrants became exercisable. The performance measurements for the A Warrants to become exercisable were not met. Therefore, all 1,500,000 warrants issued under the First Data Joint Marketing Agreement were forfeited on October 1, 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected, include, for example:

●	general economic, market or business conditions;

●	the ability of the Company to generate sufficient sales to generate operating profits, or to sell products at a profit;

●	the ability of the Company to raise funds in the future through sales of securities;

●	whether the Company is able to enter into binding agreements with third parties to assist in product or network development;

●	the ability of the Company to commercialize its developmental products, or if actually commercialized, to obtain commercial acceptance thereof;

●	the ability of the Company to compete with its competitors to obtain market share;

●	the ability of our Company to receive reductions from the credit card companies of transaction processing charges in the future;

●	the ability of our Company to obtain reduced pricing from its manufacturers for its ePort devices in the future as currently anticipated by our Company;

●	whether our Company’s customers lease or purchase ePort devices or our other products at levels currently anticipated by our Company;

●	whether the Company’s customers participate in the Jump Start program at levels currently anticipated by the Company;

●	the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations, or to fund development and marketing of its products;

●	the ability of the Company to satisfy its trade obligations included in accounts payable and accrued liabilities;

●
the ability of the Company to predict or estimate its future quarterly or annual revenues and expenses given the developing and unpredictable market for its products and the lack of established revenues;

●
the ability of the Company to reduce its cash-based SG&A expenses for the quarter ending December 31, 2010 to the levels anticipated and to maintain such levels during the remainder of the 2011 fiscal year;

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

Results of Operations

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Revenues for the quarter ended September 30, 2010 were $4,440,665 compared to $3,827,636 for the quarter ended September 30, 2009. This $613,029 or 16% increase was primarily due to an increase in license and transaction fees of $1,454,243, or 77%, from the prior period offset by a decrease in equipment sales of $841,214, or 43%, from the prior period. The increase in license and transaction fees was primarily due to the increase in the number of ePort® units on our USALive® network as well as increased revenue on those connected units. As of September 30, 2010, the Company had approximately 88,000 distributed assets connected to our USALive® network (including approximately 9,000 third party devices that have been certified to be connected to our network) as compared to approximately 57,000 distributed assets connected to our USALive network (including approximately 6,000 third party devices that have been certified to be connected to our network) as of September 30, 2009.

In regards to transaction fees, during the quarter ended September 30, 2010, the Company processed approximately 13.9 million transactions totaling approximately $24.5 million compared to approximately 7.4 million transactions totaling approximately $14.6 million during the quarter ended September 30, 2009, an increase of approximately 89% in transaction volume and approximately 68% in dollars processed. In addition, our customer base increased with approximately 150 new e-Port customers added to its USALive® Network during the three months ended September 30, 2010 bringing the total number of such customers to over 1,200 as of September 30, 2010. Last year the Company added 75 new customers in the first quarter. By comparison, the company had approximately 600 customers as of September 30, 2009, representing a 100% increase during the past twelve calendar months.

The $841,214 decrease in equipment sales was a result of a decrease of approximately $736,000 in sales of ePort® and by a decrease in sales of Energy Miser products of $103,000. The decrease in ePort® sales is due mainly to a significant portion of the ePort® units shipped during the quarter ended September 30, 2010 were shipped under the Jump Start Program, for which the Company records a one-time activation fee, but does not record an equipment sale. The JumpStart program did not exist during the quarter ended September 30, 2009, therefore all ePort® units shipped during the quarter ended September 30, 2009 were sold to our customers and an equipment sale was recorded.

The Company entered into an Acceptance and Promotional Agreement with Visa USA, Inc. on August 16, 2010. Under the first program year of the agreement, the Company is entitled to receive up to $225,000 to be used to support the installation and making operational of up to 9,000 terminals, which accept the Visa brand, by no later than December 31, 2010. During the quarter ended September 30, 2010, the Company recorded approximately $33,000 of revenue related to the support funding for installation and making operational of Visa accepting terminals. The Company expects to record revenue for the remaining $192,000 of support funding during the quarter ending December 31, 2010.

Cost of sales consisted of equipment costs of $648,898 and $1,309,356 and network and transaction services related costs of $2,436,200 and $1,488,157 for the quarters ended September 30, 2010 and 2009, respectively. The increase in total cost of sales of $287,585 over the prior fiscal quarter was due to a decrease in equipment costs of $660,458, offset by an increase in network and transaction services of $948,043. The decrease in equipment costs was a direct result of shipping more units under the Jump Start Program. The costs associated with the Jump Start units were recorded to Property and Equipment on the Consolidated Balance Sheet. The Jump Start Program did not exist during the quarter ended September 30, 2009. The increase in network and transaction services costs was directly related to increases in units connected to the network and increases in processing volume, offset by decreases in third party supplier costs due to an amendment to a contract which occurred in the quarter ended December 31, 2009.

Gross profit for the quarter ended September 30, 2010 was $1,355,567 compared to gross profit of $1,030,123 for the same quarter in the previous fiscal year, an increase of $325,444, of which $506,200 is attributable to license and transaction fees offset by a decrease of $180,756 on equipment sales. The increase in gross profit dollars was due to license and transaction fee revenue generated by additional devices connected to our network and a decrease in third party supplier costs related to the contract amendment referred to above. Percentage based total gross profit (“GP”) increased overall from 27% to 31%, equipment sales GP increased from 32% to 41%, and license and transaction fees GP increased from 21% to 27%.

Selling, general and administrative expense (SG&A) of $2,913,298, decreased by $652,480 or 18%, primarily due to decreases in consulting and other professional services of approximately $401,000, compensation expenses of approximately $111,000, product development costs of approximately $75,000 and other net decreases of approximately $66,000.

The consulting and other professional services decrease of approximately $401,000 was primarily due to reductions in research and development expenses due to the completion of projects. The compensation expense decrease of approximately $111,000 was primarily due to decreases of approximately $107,000 in salaries and commissions as well as a decrease of approximately $16,000 in non-cash charges related to the LTIP Program, offset by an increase in benefit costs of approximately $12,000.

The quarter ended September 30, 2010 resulted in a net loss of $1,886,614 (including approximately $613,000 of non-cash charges) compared to a net loss of $2,926,199 (including approximately $546,000 of non-cash charges) for the quarter ended September 30, 2009. Net loss for the September 30, 2010 fiscal quarter was the lowest quarterly net loss since our shares became listed on The NASDAQ Stock Market in March 2007. For the September 30, 2010 quarter, the loss per common share was $.09 as compared to a loss per common share of $.17 for the prior corresponding quarter.

Liquidity and Capital Resources

For the quarter ended September 30, 2010, net cash of $1,934,777 was used by operating activities, primarily due to the net loss of $1,886,614 offset by non-cash charges totaling $613,008, representing the vesting and issuance of common stock for employee compensation, bad debt recovery, loss on disposal of equipment and the depreciation and amortization of assets. In addition to these non-cash charges, the Company’s net operating assets increased by $661,171 primarily due to an increase in inventory, offset by increases in accrued expenses and accounts payable and decreases in accounts and finance receivables and prepaid expenses and other assets.

The Company used cash in financing activities during the quarter ended September 30, 2010 due to repayments of long-term debt offset by cash proceeds from the issuances of common stock under the 2010 subscription rights offering.

The Company has incurred losses since inception. Our accumulated deficit through September 30, 2010 is composed of cumulative losses amounting to approximately $189,300,000, preferred dividends converted to common stock of approximately $2,690,000, and charges incurred for the open-market purchases of preferred stock of approximately $150,000. The Company has continued to raise capital through equity offerings to fund operations.

As of September 30, 2010 the Company had $5,467,381 of cash and cash equivalents on hand, of which, approximately $890,000 was transaction processing-related cash in transit.

During the remainder of the 2011 fiscal year, the Company anticipates incurring capital expenditures of approximately $3,300,000 in connection with ePort units expected to be used in the JumpStart Program and additional capital expenditures of $700,000 for other fixed assets.

The Company has stated goals to achieve at least 100,000 connections to its network by December 31, 2010 and positive earnings before interest, taxes, depreciation and amortization (EBITDA, a non-GAAP financial measure) for the quarter then ending. At September 30, 2010 the Company had approximately 88,000 connections on its network. We expect to achieve the additional 12,000 connections mainly via our Jump Start program. During the quarter ending December 31, 2010, we expect to sell approximately 1,000 ePort® units and ship a minimum of 11,000 ePort® units under our Jump Start program. Each Jump Start connection has a one-time activation fee due the Company upon shipment of the device, a monthly recurring fee and transactional processing fees due in connection with the cashless activity generated by the unit. We believe the additional fees anticipated to be received by us during the quarter ending December 31, 2010 in connection with the sale or shipment under Jump Start of a minimum of an additional 12,000 ePort® units as well as the anticipated reductions in our cash based SG&A expenses, will result in positive EBITDA for the quarter ending December 31, 2010.

For the quarter ended September 30, 2010, the Company had an EBITDA loss of $1,374,366.

Reconciliation of quarterly net loss to EBITDA for the quarter ended September 30, 2010:

Net loss	$(1,886,614)

Less interest income	(25,310)

Plus interest expense	12,652

Plus income tax expense	--

Plus depreciation expense	266,306

Plus amortization expense	258,600

EBITDA	$(1,374,366)

As a result of the connections added during the past three quarters, predominately from the Jump Start program, which was introduced in December 2009, revenue from license and transaction fees increased from approximately $2,074,000 for the three months ended December 31, 2009 to approximately $3,344,000 for the three months ended September 30, 2010, an increase of 61%. We anticipate revenue from license and transaction fees to be approximately $3.7 million for the quarter ending December 31, 2010. This represents an increase of 10.6% from the fees generated during the quarter ended September 30, 2010 quarter. In addition, total gross profit for the three months ended December 31, 2009 of approximately $1,009,000 increased to approximately $1,356,000 for the three months ended September 30, 2010, an increase of 34%. We anticipate that our total gross profit for the three months ending December 31, 2010 will be approximately $2.0 million, an increase of 47% from the total gross profit for the quarter ending September 30, 2010. We also anticipate that our gross profit percentage will increase from 31% during the September 30, 2010 quarter to approximately 40% for the quarter ending December 31, 2010, resulting primarily from the activation fees anticipated to be earned from the additional connections and the $192,000 of Visa USA, Inc. support funding expected to be recorded.

Our average monthly cash-based SG&A expenses during the quarter ended September 30, 2010 were approximately $942,000. As previously reported, the Company has been engaged in planned reductions of its monthly cash-based SG&A expenses consisting mainly of the termination of consulting contracts due to the completion of certain development projects, reduction in employee headcount and associated benefits and reductions in other professional fees. As a result of these reductions, we expect our cash-based SG&A expenses to average slightly under $800,000 per month during the quarter ending December 31, 2010. We also anticipate our cash based SG&A monthly expenses to remain at these approximate levels during the remainder of the 2011 fiscal year.

Based on our financial forecasts and related assumptions, including continued increases in our ePort® connections, the Company believes its existing cash and cash equivalents as of September 30, 2010, should provide sufficient funds to meet the Company’s cash requirements, including capital for the Jump Start Program, capital expenditures and repayment of long-term debt, through at least July 1, 2011.

During July 2010, the Company signed a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the purchase agreement, and subject to the conditions set forth therein, we have the right to sell to Lincoln Park, and Lincoln Park has the obligation to purchase from us, up to 4,851,408 shares of common stock over a 25 month period with an aggregate purchase price not to exceed $5 million. We are not required to sell any shares to Lincoln Park, and we will control the timing and amount of any sales of shares to Lincoln Park. The sale of any shares to Lincoln Park is subject to our registering the shares under the Securities Act of 1933. During October 2010, a registration statement covering the shares was declared effective by the Securities and Exchange Commission.

In the event that the Company would decide to increase its working capital or if actual operating results are not in accordance with our financial forecasts and related assumptions, the Company may sell shares to Lincoln Park under the purchase agreement.

As of the date of this report, we have not sold any shares to Lincoln Park, and we do not anticipate selling any shares to Lincoln Park during the remainder of the 2010 calendar year.

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2010. Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified  in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There have been no changes during the quarter ended September 30, 2010 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of Equity Securities during the Quarter ended September 30, 2010

The following table provides information relating to the Company’s purchases of Series A Convertible Preferred Stock during the quarter ended September 30, 2010:

Period	Total number of shares		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that yet may be purchased under the plans or programs

July 1 through July 31, 2010: Series A Convertible Preferred Stock	1,200	(1)	$5.29	-	-
Total, Preferred	1,200		$5.29	-	-

(1) These shares were purchased by the Company in the open market on July 29, 2010. The Company sold all of these shares in the open market on the same day at an average price per share of $6.00.

Item 3.   Defaults Upon Senior Securities

There were no defaults on any senior securities. However, on August 1, 2010, an additional $333,351 of dividends was accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of September 30, 2010 are $9,968,194. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

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

USA TECHNOLOGIES, INC.

Date: November 10, 2010	/s/ George R. Jensen, Jr.
George R. Jensen, Jr., Chairman and
Chief Executive Officer

Date: November 10, 2010	/s/ David M. DeMedio
David M. DeMedio,
Chief Financial Officer