Form 10-Q
period 2010-12-31
USA TECHNOLOGIES INC
filed 2011-01-20
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-33365

USA Technologies, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2679963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Deerfield Lane, Suite 140, Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)

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

As of January 19, 2011, there were 26,010,781 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.
Consolidated Balance Sheets

	December 31, 2010	June 30, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,995,996	$7,604,324
Accounts receivable, less allowance for uncollectible accounts of $47,000 and $41,000, respectively	1,260,945	2,048,421
Finance receivables	256,781	242,452
Inventory, net	1,351,601	2,633,971
Prepaid expenses and other current assets	480,542	847,344
Total current assets	8,345,865	13,376,512

Finance receivables, less current portion	228,871	339,341
Property and equipment, net	7,934,562	4,511,889
Intangibles, net	3,293,453	3,810,653
Goodwill	7,663,208	7,663,208
Other assets	160,299	146,821
Total assets	$27,626,258	$29,848,424

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,768,289	$4,570,730
Accrued expenses	1,494,995	1,869,367
Current obligations under long-term debt	308,147	344,652
Total current liabilities	6,571,431	6,784,749

Long-term debt, less current portion	150,206	251,503
Total liabilities	6,721,637	7,036,252

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value: Authorized shares- 1,800,000 Series A convertible preferred- Authorized shares 900,000; Issued and outstanding shares- 442,968 and 444,468, respectively (liquidation preference of $14,364,874 and $14,079,523, respectively)	3,138,056	3,148,676
Common stock, no par value: Authorized shares- 640,000,000; Issued and outstanding shares- 26,009,281 and 25,497,155, respectively	210,114,364	209,958,552
Accumulated deficit	(192,347,799)	(190,295,056)
Total shareholders’ equity	20,904,621	22,812,172
Total liabilities and shareholders’ equity	$27,626,258	$29,848,424

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Revenues:
Equipment sales	$2,260,826	$1,697,053	$3,357,020	$3,634,460
License and transaction fees	3,755,690	2,073,786	7,100,163	3,964,015
Total revenues	6,016,516	3,770,839	10,457,183	7,598,475

Cost of equipment	843,683	1,080,878	1,492,581	2,390,235
Cost of services	2,684,812	1,680,565	5,121,011	3,168,722
Cost of sales	3,528,495	2,761,443	6,613,592	5,558,957
Gross profit	2,488,021	1,009,396	3,843,591	2,039,518

Operating expenses:
Selling, general and administrative	2,262,967	4,857,366	5,176,266	8,423,143
Depreciation and amortization	365,677	400,366	707,218	785,431
Total operating expenses	2,628,644	5,257,732	5,883,484	9,208,574
Operating loss	(140,623)	(4,248,336)	(2,039,893)	(7,169,056)

Other income (expense):
Interest income	17,469	12,699	42,779	27,636
Interest expense	(9,977)	(9,719)	(22,629)	(30,135)
Total other income (expense), net	7,492	2,980	20,150	(2,499)
Net loss	(133,131)	(4,245,356)	(2,019,743)	(7,171,555)
Cumulative preferred dividends	-	-	(333,351)	(382,703)
Loss applicable to common shares	(133,131)	(4,245,356)	(2,353,094)	(7,554,258)

Loss per common share (basic and diluted)	$(0.01)	$(0.19)	$(0.09)	$(0.36)

Weighted average number of common shares outstanding (basic and diluted)	26,005,257	22,728,252	25,923,931	21,274,089

See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A Convertible Preferred Stock	Common Stock	Accumulated Deficit	Total

Balance, June 30, 2010	$3,148,676	$209,958,552	$(190,295,056)	$22,812,172
Conversion of 1,500 shares of preferred stock into 15 shares of common stock	(10,620)	10,620		-
Conversion of $33,000 of preferred dividends into 33 shares of common stock at $1,000 per share		33,000	(33,000)	-
Issuance of 261,953 shares of common stock at $0.90 per share less issuance costs of $227,672		8,085		8,085
Retirement of 2,217 shares of common stock		(2,261)		(2,261)
Issuance of 16,000 fully-vested shares of common stock to employees and vesting of shares granted under the 2008 Stock Incentive Plan		8,802		8,802
Issuance of 86,342 shares of common stock for settlement of Long-Term Equity Incentive Program liability for Fiscal Year 2010		97,566		97,566
Issuance of 150,000 shares of common stock to Lincoln Park Capital		-		-
Net Loss			(2,019,743)	(2,019,743)
Balance, December 31, 2010	$3,138,056	$210,114,364	$(192,347,799)	$20,904,621

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended December 31,
	2010	2009
Operating activities
Net loss	$(2,019,743)	$(7,171,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Charges incurred in connection with the vesting and issuance of common stock for employee compensation	8,802	61,931
Charges incurred in connection with the Long-term Equity Incentive Program	54,395	104,730
Bad debt expense	25,728	67,432
Amortization	517,200	517,200
Depreciation, $414,646 and $56,742 of which is allocated to cost of services for the six months ended December 31, 2010 and 2009	604,664	324,973
Loss on disposal of property and equipment	10,380	-
Changes in operating assets and liabilities:
Accounts receivable	761,748	(495,637)
Finance receivables	96,141	(964,732)
Inventory	(2,541,602)	(700,555)
Prepaid expenses and other assets	447,635	188,026
Accounts payable	197,559	(687,203)
Accrued expenses	(331,201)	1,443,841
Net cash used in operating activities	(2,168,294)	(7,311,549)

Investing activities
Purchase of property and equipment, net	(213,745)	(281,391)
Net cash used in investing activities	(213,745)	(281,391)

Financing activities
Net proceeds from the issuance (retirement) of common stock	5,824	12,948,491
Payments for the retirement of preferred stock	-	(200,911)
Repayment of long-term debt	(232,113)	(330,024)
Net cash provided by (used in) financing activities	(226,289)	12,417,556

Net increase (decrease) in cash and cash equivalents	(2,608,328)	4,824,616
Cash and cash equivalents at beginning of period	7,604,324	6,748,262
Cash and cash equivalents at end of period	$4,995,996	$11,572,878

Supplemental disclosures of cash flow information:
Prepaid insurance financed with long-term debt	$94,311	$85,991
Cash paid for interest	$23,269	$11,976
Transfer of inventory to property and equipment for rental units	$3,823,972	$106,232
Conversion of convertible preferred stock to common stock	$10,620	$-
Conversion of cumulative preferred dividends to common stock	$33,000	$-
Disposal of property and equipment	$140,931	$-
Equipment acquired under capital lease	$-	$17,337

See accompanying notes.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.	Accounting Policies

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

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the six month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. The balance sheet at June 30, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company has incurred losses from its inception through June 30, 2010 and losses have continued through December 31, 2010 and are expected to continue during fiscal year 2011. The Company's ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and available capital resources. Until the Company's products and services can generate sufficient operating revenues, the Company will be required to use its cash and cash equivalents on hand, as well as raise capital to meet its cash flow requirements including the issuance of Common Stock and the exercise of outstanding Common Stock warrants.

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

Included in cash and cash equivalents at December 31, 2010 and June 30, 2010 was approximately $330,000 and $1,020,000, respectively, of cash received by the Company for transaction processing services which is payable to our customers. Included in accounts receivable are amounts for transactions processed with our card processers for which cash has not been received by the Company and included in accounts payable are amounts for transactions processed with our card processers and due to our customers, which are recorded net of fees due to the Company. Generally, contractual terms require us to remit amounts owed to our customers on a weekly basis.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.	Accounting Policies (Continued)

Inventory

Inventory consists of finished goods and packaging materials. The Company's inventory is stated at the lower of cost (average cost basis) or market.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, finance receivables-current portion, other current assets, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate fair value due to their short maturities. Cash equivalents of approximately $964,000 and $2,972,000 at December 31, 2010 and June 30, 2010, respectively, are deemed for valuation purposes to meet level one criteria under the fair value hierarchy – having quoted market prices in active markets for identical assets or liabilities. The fair value of the Company’s long-term finance receivables and long-term debt approximates book value as such instruments are at market rates currently available to the Company.

Income Taxes

No provision for income taxes has been made for the six months ended December 31, 2010 and 2009 given the Company’s losses in 2010 and 2009 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

Shared-Based Payment

The Company applies ASC Topic 718 “Stock Compensation” which requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Excluding the Long-Term Equity Incentive Program (the “LTIP”), the Company recorded stock compensation expense of $699 and $21,357 during the three months ended December 31, 2010 and 2009, respectively, and $8,802 and $61,931 during the six months ended December 31, 2010 and 2009, respectively, related to common stock grants and the vesting of shares previously granted to employees and officers. There were no common stock options granted, vested or recorded as expense during the six months ended December 31, 2010 and 2009.

Related to the change in fair value and/or the vesting of shares under the LTIP the Company recorded a reduction of stock compensation expense and expense of $6,907 and $27,472 during the three months ended December 31, 2010 and 2009, respectively. During the six months ended December 31, 2010 and 2009, the LTIP stock compensation expense was $54,395 and $104,730, respectively.

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

Finance receivables include notes and sales-type leases to accommodate extended payment terms for equipment purchases to certain customers. Finance receivables are carried at their contractual amount and charged off against the allowance for credit losses when management determines that recovery is unlikely and the Company ceases collection efforts. Monthly payments for both types of receivables are collected by deduction from our customers’ vending and equipment transaction funds. The Company recognizes a portion of the note or lease payments as interest income in the accompanying consolidated financial statements based on the effective interest rate method.

Finance receivables consist of the following:

	December 31 2010	June 30 2010
	(unaudited)
Notes receivable	$7,599	$56,962
Lease receivables	478,053	524,831
Total finance receivables	485,652	581,793
Less current portion	256,781	242,452
Non-current portion of finance receivables	$228,871	$339,341

As of December 31, 2010 and June 30, 2010, the allowance for credit losses of finance receivables was $0. As the Company collects monthly payments of the receivables from the customers’ transaction funds the risk of loss was determined to be remote.

Credit Quality Indicators As of December 31, 2010

Credit risk profile based on payment activity:
	Notes	Leases	Total

Performing	$7,599	$475,329	$482,928
Nonperforming	-	2,724	2,724
Total	$7,599	$478,053	$485,652

Age Analysis of Past Due Finance Receivables As of December 31, 2010

	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Finance Receivables

Notes	$-	$-	$-	$-	$7,599	$7,599
Leases	71	71	675	817	477,236	478,053
Total	$71	$71	$675	$817	$484,835	$485,652

USA Technologies, Inc.
Notes to Consolidated Financial Statements

3.	Accrued Expenses

Accrued expenses consist of the following:

	December 31 2010	June 30 2010
	(unaudited)
Accrued compensation and sales commissions	$764,382	$922,741
Accrued professional fees	153,039	374,288
Accrued taxes and filing fees	226,671	222,249
Advanced customer billings	39,241	55,773
Accrued share-based payment liability	-	43,171
Accrued other	311,662	251,145
Accrued Expenses	$1,494,995	$1,869,367

4.	Long-Term Debt

Long-term debt consists of the following:

	December 31 2010	June 30 2010
	(unaudited)
Capital lease obligations	$168,996	$280,261
Loan agreements	289,357	315,894
Total long-term debt	458,353	596,155
Less current portion	308,147	344,652
Non-current portion of long-term debt	$150,206	$251,503

During July 2010, the Company financed a portion of the premiums for various insurance policies totaling $94,331 due in nine monthly installments at an interest rate of 4.93%.

5.	Common Stock and Preferred Stock

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

On October 7, 2010, 86,342 shares of common stock were issued to the Company’s executive officers on account of the 2010 fiscal year under the LTIP. The specific allocation of the shares among the executive officers was as follows: Mr. Jensen- 60,716 shares; Mr. Herbert- 18,261 shares; and Mr. DeMedio- 7,365 shares. On December 30, 2010, an executive officer exercised his right to cancel shares for payroll tax obligations. As a result, 2,217 shares of common stock were cancelled to satisfy $2,261 of related payroll tax obligations. The total compensation expense recognized for the LTIP on account of the 2010 fiscal year was $97,566, based on the closing price of the Company’s Common Stock on October 6, 2010 of $1.13; $43,171 of the total compensation expense was recorded in the fiscal year ended June 30, 2010, and $54,395 in the six months ended December 31, 2010.

6.	Common Stock Warrants

As of December 31, 2010, there were 12,304,418 Common Stock warrants outstanding, of which 9,289,011 warrants were currently exercisable at exercise prices ranging from $1.13 to $7.70 per share and 3,015,407 warrants, all with an exercise price of $1.13, are not exercisable until January 1, 2011. On October 1, 2010, 1,500,000 warrants, which were outstanding as of June 30, 2010 and September 30, 2010, were forfeited and are not outstanding as of December 31, 2010, due to performance hurdles in the First Data Joint Marketing Agreement not being achieved.

The following table shows a summary of warrants outstanding as of December 31, 2010:

Expiration Date	NASDAQ Symbol	Exercise Price	Warrants Outstanding
5/12/2013	Not Listed	$1.13	165,207
7/7/2013	Not Listed	$1.13	15,717
12/31/2013	USATZ	$1.13	3,015,407
12/31/2011	USATW	$2.20	7,285,792
12/31/2011	Not Listed	$2.20	291,432
9/14/2013	Not Listed	$5.90	903,955
12/31/2011	Not Listed	$6.40	609,376
10/17/2012	Not Listed	$7.70	17,532

Total Warrants Outstanding			12,304,418

7.	Commitments

In November 2010, the Company entered into an amended lease of its principal executive office in Malvern, Pennsylvania, which extended the lease term from December 31, 2010 to April 2016. The amendment includes rental payments of approximately $29,000 to $32,000 as well as a four month period of no rent payments. The straight-lined rent expense for this office is approximately $29,000 per month for the duration of the lease.

In December 2010, the Company entered into an amended lease of its operations site, also in Malvern, Pennsylvania, to extend the lease term from December 31, 2010 to December 31, 2011. Monthly lease payments are approximately $14,500.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected, include, for example:

●	general economic, market or business conditions;

●	the ability of the Company to generate sufficient sales to generate operating profits, or to sell products at a profit;

●	the ability of the Company to raise funds in the future through sales of securities;

●	the ability of the Company to obtain commercial acceptance of its products and services;

●	the ability of the Company to compete with its competitors to obtain market share;

●	whether our Company’s customers purchase ePort devices or our other products in the future at levels currently anticipated by our Company;

●	whether the Company’s customers continue to operate or commence operating ePorts received under the Jump Start Program or otherwise at levels currently anticipated by the Company;

●	the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations, or to fund development and marketing of its products;

●	the ability of the Company to satisfy its trade obligations included in accounts payable and accrued liabilities;

●
the ability of the Company to predict or estimate its future quarterly or annual revenues and expenses given the developing and unpredictable market for its products and the lack of established revenues;

●	the ability of the Company to maintain its reduced cash-based SG&A expenses during the remainder of the 2011 fiscal year;

●	the ability of the Company to retain key customers from whom a significant portion of its revenues is derived;

●	the ability of a key customer to reduce or delay purchasing products from the Company; and

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

Results of Operations

Three months ended December 31, 2010 compared to the three months ended December 31, 2009

Revenues for the quarter ended December 31, 2010 were $6,016,516 compared to $3,770,839 for the quarter ended December 31, 2009. This $2,245,677 or 60% increase was primarily due to an increase in license and transaction fees of $1,681,904, or 81%, from the prior period as well as an increase in equipment sales of $563,773, or 33%, from the prior period. The increase in license and transaction fees was primarily due to the increase in the number of ePort® units connected to our USALive® network, and the associated fees generated by these connected units. As of December 31, 2010, the Company had approximately 109,000 connections to our USALive® network (including approximately 11,000 third party devices that have been certified to be connected to our network, utilize the Company’s network protocol and/or software and have a contractual, non-exclusive license to the Company’s patents and other intellectual property) as compared to approximately 63,000 connections to our USALive network (including approximately 6,600 third party devices that have been certified to be connected to our network, utilize the Company’s network protocol and/or software and have a contractual, non-exclusive license to the Company’s patents and other intellectual property) as of December 31, 2009. During the December 31, 2010 quarter, the Company added approximately 21,000 connections to our network.

In regards to transaction fees, during the quarter ended December 31, 2010, the Company processed approximately 15.9 million transactions totaling approximately $26.2 million compared to approximately 8.2 million transactions totaling approximately $15.0 million during the quarter ended December 31, 2009, an increase of approximately 94% in transaction volume and approximately 75% in dollars processed. In addition, our customer base increased with approximately 200 new e-Port customers added to its USALive® network during the three months ended December 31, 2010 bringing the total number of such customers to over 1,400 as of December 31, 2010. Last year the Company added 175 new customers in the three months ended December 31, 2009. By comparison, the company had approximately 775 customers as of December 31, 2009, representing an 81% increase during the past twelve calendar months.

The $563,773 increase in equipment sales was a result of increases of approximately $416,000 related to ePort® products and fees and an increase of approximately $178,000 in sales of Energy Miser products, offset by a decrease in other equipment sales of approximately $30,000. The net increase in ePort® related sales revenue of $416,000 versus a quarter a year ago is attributable to increases of (1) approximately $686,000 in activation related fees, (2) approximately $192,000 of Visa support funding for installation and making operational Visa accepting ePorts, and (3) approximately $73,000 of revenue recognized under our May 2008 agreement with a customer; these increases were offset by a decrease in ePort® hardware sales of approximately $535,000. The decrease in hardware sale revenue is due mainly to a significant portion of the ePort® units shipped during the quarter ended December 31, 2010 were part of the Jump Start Program, for which the Company records a one-time activation fee, but does not record an equipment (hardware) sale. The JumpStart program began at the end of the quarter ended December 31, 2009, therefore most ePort® units shipped during the quarter ended December 31, 2009 were sold to our customers and an equipment (hardware) sale was recorded. The Jump Start Program ended on December 31, 2010. Pursuant to the Jump Start Program, the Company is entitled to receive a one-time activation fee upon shipment of the device, a monthly service fee, generally commencing the month after shipment, and transactional processing fees due in connection with the cashless activity generated by the device.

Cost of sales consisted of equipment costs of $843,683 and $1,080,878 and network and transaction services related costs of $2,684,812 and $1,680,565 for the quarters ended December 31, 2010 and 2009, respectively. The increase in total cost of sales of $767,052 over the prior fiscal quarter was due to a decrease in equipment costs of $237,195, offset by an increase in network and transaction services related costs of $1,004,247. The decrease in equipment costs was a direct result of shipping more units under the Jump Start Program. The costs associated with the Jump Start units were recorded to Property and Equipment on the Consolidated Balance Sheet. The increase in network and transaction services costs was directly related to increases in units connected to the network and increases in processing volume, offset by decreases in third party supplier costs due to an amendment to a contract which occurred in the quarter ended December 31, 2009.

Gross profit for the quarter ended December 31, 2010 was $2,488,021 compared to gross profit of $1,009,396 for the same quarter in the previous fiscal year, an increase of $1,478,625, of which $800,968 is attributable to equipment sales and $677,657 is attributable to license and transaction fees. The increase in gross profit from equipment sales is predominately due to the increase in activation fees on Jump Start connections versus the quarter a year ago as well as the Visa support funding recorded during the quarter ended December 31, 2010. The increase in gross profit dollars from license and transaction fees was generated by additional devices connected to our network and a decrease in third party supplier costs related to the contract amendment referred to above. Percentage based total gross profit (“GP”) increased overall from 27% to 41%, equipment sales GP increased from 36% to 63%, and license and transaction fees GP increased from 19% to 29%.

Selling, general and administrative expense (SG&A) of $2,262,967, decreased by $2,594,399 or 53%, from the same quarter a year ago, due to proxy contest, litigation and settlement expenses incurred during the quarter ended December 31, 2009 of approximately $1,520,000, net of insurance reimbursements of approximately $472,000 and $1,074,000 as a result of the Company’s recent expense reduction efforts. These reductions consisted of decreases in consulting and other professional services of approximately $654,000, compensation expenses of approximately $178,000, product development material costs of approximately $62,000, advertising and marketing costs of approximately $52,000 and other net decreases of approximately $128,000.

The consulting and other professional services decrease of approximately $654,000 was primarily due to reductions in research and development services ($172,000) due to the completion of projects, as well as reductions in costs of information technology ($166,000), accounting ($86,000), legal ($78,000) and other services ($152,000). The compensation expense decrease of approximately $178,000 was due to decreases of approximately $69,000 in salaries and commissions, approximately $47,000 in benefit costs, as well as a decrease of approximately $62,000 in non-cash charges related to the LTIP and other stock compensation expenses.

The quarter ended December 31, 2010 resulted in a net loss of $133,131 (including approximately $608,000 of non-cash charges) compared to a net loss of $4,245,356 (including approximately $530,000 of non-cash charges) for the quarter ended December 31, 2009, an improvement of $4,112,215, or 97%. Net loss for the December 31, 2010 fiscal quarter was the lowest quarterly net loss since our shares became listed on The NASDAQ Stock Market in March 2007. For the December 31, 2010 quarter, the loss per common share was $.01 as compared to a loss per common share of $.19 for the prior corresponding quarter.

For the quarters ended December 31, 2010 and 2009, the Company had positive earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $456,335 and an EBITDA loss of $3,818,295, respectively. The Company has achieved its stated goals of having at least 100,000 connections to its network by December 31, 2010 as well as positive EBITDA for the December 31, 2010 quarter. As stated above, at December 31, 2010 the Company had approximately 109,000 connections to its network.

Pursuant to the Settlement Agreement dated February 4, 2010 (the “Settlement Agreement”) between the Company, Shareholder Advocates For Value Enhancement (the “Committee”), and certain other parties, only if the Company did not (i) achieve positive EBITDA during the quarter ended December 31, 2010, and (ii) have at least 100,000 connections to its network as of December 31, 2010, the Committee would have the right to name an additional nominee to serve as a director in addition to the two nominees presently named by them. As the Company has attained positive EBITDA for the quarter and had at least 100,000 connections to its network as of December 31, 2010, the Committee does not have the right to name an additional director.

Reconciliation of quarterly net loss to EBITDA for the quarters ended December 31, 2010 and 2009:

	3 Months Ended	3 Months Ended
	December 31, 2010	December 31, 2009
Net loss	$(133,131)	$(4,245,356)

Less interest income	(17,469)	(12,699)

Plus interest expense	9,977	9,719

Plus income tax expense	--	--

Plus depreciation expense	338,358	171,441

Plus amortization expense	258,600	258,600

EBITDA	$456,335	$(3,818,295)

EBITDA is defined as a non-GAAP financial measure by the Securities and Exchange Commission. This non-GAAP financial measure is not required by or defined under GAAP (Generally Accepted Accounting Principles), nor is the presentation of this financial measure intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company's net income or net loss as determined in accordance with GAAP, and is not a substitute for or measure of the Company's profitability or net earnings. EBITDA is presented because as stated above, the Company had a stated goal of achieving positive EBITDA for the quarter ended December 31, 2010, and EBITDA is utilized in the Settlement Agreement.

Important Relationship

In December 2010, the Company entered into a three year Strategic Partnership Agreement with a global, preeminent manufacturer of vending machines and payment systems (the “Manufacturer”). The Manufacturer also provides technology solutions for the vending and automatic merchandising industries. The Company has agreed to assist the Manufacturer to develop a cashless hardware solution that is integrated with the Company’s technology (the “Cashless Hardware Solution”) for the Manufacturer to sell to its customers. The Company also agreed to provide to the Manufacturer and its customers a non-exclusive, non-transferable license to certain Company patents and other intellectual property for use in the Cashless Hardware Solution solely for connecting to the Company’s network. Among other things, the Company will act as and be recommended as the Manufacturer’s lead provider of cashless services to the Manufacturer’s customers that purchase the Cashless Hardware Solution. The Agreement is a nonexclusive arrangement, and the Manufacturer is permitted during the term thereof to develop or utilize other cashless solutions other than the Cashless Hardware Solution that do not utilize the Company’s technology and/or connect to the Company’s network. The Agreement provides that the license to certain Company patents and other intellectual property shall not cover any Cashless Hardware Solution that is not connected to the Company’s network or to any other cashless solution that is not connected to the Company’s network.

Six months ended December 31, 2010 compared to the six months ended December 31, 2009

Revenues for the six month period ended December 31, 2010 were $10,457,183 compared to $7,598,475 for the same period in the prior fiscal year. This $2,858,708 or 38% increase was primarily due to an increase in license and transaction fees of $3,136,148, or 79%, from the prior period offset by a decrease in equipment sales of $277,440, or 8%, from the prior period. The increase in license and transaction fees was primarily due to the increase in the number of ePort® units connected to our USALive® network, and the associated fees generated by these connected units. As of December 31, 2010, the Company had approximately 109,000 connections to our USALive® network (including approximately 11,000 third party devices that have been certified to be connected to our network, utilize the Company’s network protocol and/or software and have a contractual, non-exclusive license to the Company’s patents and other intellectual property) as compared to approximately 63,000 connections to our USALive network (including approximately 6,600 third party devices that have been certified to be connected to our network, utilize the Company’s network protocol and/or software and have a contractual, non-exclusive license to the Company’s patents and other intellectual property) as of December 31, 2009. During the six month period ended December 31, 2010, the Company added approximately 27,000 connections to our network. In regards to transaction fees, during the six months ended December 31, 2010, the Company processed approximately 29.8 million transactions totaling approximately $50.7 million compared to approximately 15.5 million transactions totaling approximately $29.6 million during the six months ended December 31, 2009, an increase of approximately 92% in transaction volume and approximately 72% in dollars processed.

In addition, our customer base increased with approximately 350 new e-Port customers added to its USALive® network during the six months ended December 31, 2010 bringing the total number of such customers to over 1,400 as of December 31, 2010. Last year, the Company added 250 new customers in the six months ended December 31, 2009. By comparison, the company had approximately 775 customers as of December 31, 2009, representing an 81% increase during the past twelve calendar months.

The $277,440 decrease in equipment sales was a result of an increase of approximately of $75,000 related to Energy Miser products, offset by a net decrease of approximately $320,000 in sales of ePort® products and fees and a decrease of approximately of $32,000 in other equipment sales. The net decrease in ePort® related sales revenue of $320,000 is attributable to reduced hardware sales of approximately $1,282,000. The decrease in hardware sale revenue is due mainly to a significant portion of the ePort® units shipped during the quarter ended December 31, 2010 were part of the Jump Start Program, for which the Company records a one-time activation fee, but does not record an equipment (hardware) sale. The JumpStart Program began in December 2009, therefore most ePort® units shipped during the six months ended December 31, 2009 were sold to our customers and an equipment (hardware) sale was recorded. The Jump Start Program ended on December 31, 2010. Pursuant to the Jump Start Program, the Company is entitled to receive a one-time activation fee upon shipment of the device, a monthly service fee, generally commencing the month after shipment, and transactional processing fees due in connection with the cashless activity generated by the device. The decrease in hardware sales was offset by increases of (1) approximately $664,000 in activation related fees primarily related to Jump Start Program units, (2) $225,000 of Visa support funding for installation and making operational Visa accepting ePorts, and (3) approximately $73,000 of revenue recognized under our May 2008 agreement with a customer.

The Company entered into an Acceptance and Promotional Agreement with Visa USA, Inc. on August 16, 2010. Under the first program year of the agreement, the Company is entitled to receive up to $225,000 to be used to support the installation and making operational of up to 9,000 terminals, which accept the Visa brand, by no later than December 31, 2010. During the six months ended December 31, 2010, the Company recorded $225,000 of revenue related to the support funding for installation and making operational of Visa accepting terminals. As required by the Visa agreement, the Company supported the installation and made operational at least 9,000 terminals by December 31, 2010.

Cost of sales consisted of equipment costs of $1,492,581 and $2,390,235 and network and transaction services related costs of $5,121,011 and $3,168,722 for the six months ended December 31, 2010 and 2009, respectively. The increase in total cost of sales of $1,054,635 over the same period in the prior fiscal year was due to a decrease in equipment costs of $897,654, offset by an increase in network and transaction services of $1,952,289. The decrease in equipment costs was a direct result of shipping more units under the Jump Start Program. The costs associated with the Jump Start units were recorded to Property and Equipment on the Consolidated Balance Sheet. The Jump Start Program started in December 2009. The increase in network and transaction services costs was directly related to increases in units connected to the network and increases in processing volume, offset by decreases in third party supplier costs due to an amendment to a contract which occurred in the quarter ended December 31, 2009.

Gross profit for the six months ended December 31, 2010 was $3,843,591 compared to gross profit of $2,039,518 for the same period in the previous fiscal year, an increase of $1,804,073, of which $620,214 is attributable to equipment sales and $1,183,859 is attributable to license and transaction fees. The increase in gross profit from equipment sales is predominately due to the increase in activation fees on Jump Start connections as compared to the same six month period a year ago as well as the Visa support funding recorded during the six months ended December 31, 2010. The increase in gross profit dollars from license and transaction fees was generated by additional devices connected to our network and a decrease in third party supplier costs related to the contract amendment referred to above. GP increased overall from 27% to 37%, equipment sales GP increased from 34% to 56%, and license and transaction fees GP increased from 20% to 28%.

SG&A of $5,176,266, decreased by $3,246,877 or 39%, from the six month period a year ago, due to an approximate $1,727,000 decrease as a result of the Company’s recent expense reduction efforts and an approximate $1,520,000 decrease in proxy contest, litigation and settlement expenses incurred during the six months ended December 31, 2009. The Company’s expense reduction efforts of $1,727,000 consisted of decreases in consulting and other professional services of approximately $1,055,000, compensation expenses of approximately $289,000, product development material costs of approximately $137,000, advertising and marketing costs of approximately $73,000 and other net decreases of approximately $173,000.

The consulting and other professional services decrease of approximately $1,055,000 was primarily due to $456,000 of reductions in research and development services due to the completion of projects, as well as reductions in costs of information technology ($264,000), legal ($93,000), accounting ($87,000) and other services ($155,000). The compensation expense net decrease of approximately $289,000 was due to net decreases of approximately $180,000 in salaries and commissions, approximately $34,000 in benefit costs, as well as a decrease of approximately $111,000 in charges related to the LTIP and other non-cash compensation expenses, offset by an increase of approximately $36,000 in severance costs.

The six months ended December 31, 2010 resulted in a net loss of $2,019,743 (including approximately $1,221,000 of non-cash charges) compared to a net loss of $7,171,555 (including approximately $1,076,000 of non-cash charges) for the six months ended December 31, 2009, an improvement of $5,151,812, or 72%. Net loss for the six month period ended December 31, 2010 was the lowest six month net loss since our shares became listed on The NASDAQ Stock Market in March 2007. For the six month period ended December 31, 2010, the loss per common share was $.09 as compared to a loss per common share of $.36 for the prior corresponding six month period.

Liquidity and Capital Resources

For the six months ended December 31, 2010, net cash of $2,168,294 was used by operating activities, primarily due to cash used related to changes in the Company’s operating assets and liabilities of $1,369,720 and the net loss of $2,019,743 offset by non-cash charges totaling $1,221,169, representing the vesting and issuance of common stock for employee compensation, bad debt recovery, loss on disposal of equipment and the depreciation and amortization of assets.

The $1,369,720 change in the Company’s operating assets and liabilities, was primarily the result of $3,823,972 of inventory used in the Jump Start Program during the six months ended December 31, 2010 and a decrease in accrued expenses, offset by a decrease in inventory unrelated to inventory used in the Jump Start program, decreases in accounts and finance receivable and prepaid expenses and other assets, and an increase in accounts payable.

During the six months ended December 31, 2010, the Company used $213,745 in investing activities related to the purchase of network equipment and $226,289 in financing activities mainly due to repayment of long-term debt.

The Company has incurred losses since inception. Our accumulated deficit through December 31, 2010 is composed of cumulative losses amounting to approximately $189,500,000, preferred dividends converted to common stock of approximately $2,700,000, and charges incurred for the open-market purchases of preferred stock of approximately $150,000. The Company has historically raised capital through equity offerings in order to fund operations.

As of December 31, 2010 the Company had $4,995,996 of cash and cash equivalents on hand, of which approximately $330,000 was cash received by the Company for transaction processing services which is payable to customers.

During the remainder of the 2011 fiscal year, the Company anticipates incurring capital expenditures for property and equipment of approximately $290,000.

Our average monthly cash-based SG&A expenses during the quarter ended December 31, 2010 were approximately $751,000. Based on our financial forecasts and related assumptions, including continued increases in sales of our ePort® units, the Company believes its existing cash and cash equivalents as of December 31, 2010, should provide sufficient funds to meet the Company’s cash requirements, including capital expenditures and repayment of long-term debt, through at least July 1, 2011.

During July 2010, the Company signed a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”). Pursuant to the purchase agreement, and subject to the conditions set forth therein, we have the right to sell to LPC, and LPC has the obligation to purchase from us, up to 4,851,408 shares of common stock over a 25 month period with an aggregate purchase price not to exceed $5 million. We are not required to sell any shares to LPC, and we will control the timing and amount of any sales of shares to LPC. The sale of any shares to LPC is subject to our registering the shares under the Securities Act of 1933 (the “Act’). During October 2010, a registration statement covering the shares was declared effective by the Securities and Exchange Commission.

In the event that the Company would decide to increase its working capital or if actual operating results are not in accordance with our financial forecasts and related assumptions, the Company may sell shares to LPC under the purchase agreement.

As of the date of this report, we have not sold any shares to LPC and, subject to the qualifications described above, we do not anticipate selling any shares to LPC during the remainder of the 2011 fiscal year.

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2010. Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There have been no changes during the quarter ended December 31, 2010 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II -	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities during the Quarter ended December 31, 2010

During the quarter ended December 31, 2010, the Company issued the following number of shares of common stock to its executive officers under the LTIP on account of the fiscal year ended June 30, 2010: George R. Jensen, Jr. – 60,716 shares; Stephen P. Herbert – 18,261 shares; and David M. DeMedio – 7,365 shares. The issuance of the shares was exempt from registration under Section 4(2) of the Act.

Item 6.	Exhibits

10.1	Second Amendment to Agreement of Lease between BMR-Spring Mill Drive, L.P., as landlord, and the Company, as tenant, dated December 28, 2010.

10.2	Second Amendment to Office Space Lease dated as of November 17, 2010 by and between the Company and Liberty Malvern, LP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date: January 20, 2011	/s/ George R. Jensen, Jr.
George R. Jensen, Jr., Chairman and
Chief Executive Officer

Date: January 20, 2011	/s/ David M. DeMedio
David M. DeMedio,
Chief Financial Officer