Form 10-Q
period 2011-03-31
USA TECHNOLOGIES INC
filed 2011-05-10
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934d

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-33365

USA Technologies, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2679963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Deerfield Lane, Suite 140, Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)

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

As of May 2, 2011, there were 31,817,439 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.
Consolidated Balance Sheets

	March 31, 2011	June 30, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,291,877	$7,604,324
Accounts receivable, less allowance for uncollectible accounts of $23,000 and $41,000, respectively	1,589,543	2,048,421
Finance receivables	246,452	242,452
Inventory, net	1,594,321	2,633,971
Prepaid expenses and other current assets	588,876	847,344
Total current assets	17,311,069	13,376,512

Finance receivables, less current portion	167,069	339,341
Property and equipment, net	7,448,922	4,511,889
Intangibles, net	3,034,853	3,810,653
Goodwill	7,663,208	7,663,208
Other assets	142,992	146,821
Total assets	$35,768,113	$29,848,424

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,020,591	$4,570,730
Accrued expenses	1,265,202	1,869,367
Current obligations under long-term debt	211,480	344,652
Total current liabilities	6,497,273	6,784,749

Long-term debt, less current portion	119,694	251,503
Common stock warrant liabilities	2,767,862	-
Total liabilities	9,384,829	7,036,252

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, no par value: Authorized shares- 1,800,000 Series A convertible preferred- Authorized shares 900,000; Issued and outstanding shares- 442,968 and 444,468, respectively (liquidation preference of $14,712,100 and $14,079,523, respectively)	3,138,056	3,148,676
Common stock, no par value: Authorized shares- 640,000,000; Issued and outstanding shares- 31,226,691 and 25,497,155, respectively	218,107,296	209,958,552
Accumulated deficit	(194,862,068)	(190,295,056)
Total shareholders’ equity	26,383,284	22,812,172
Total liabilities and shareholders’ equity	$35,768,113	$29,848,424

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Revenues:
Equipment sales	$1,209,474	$1,280,214	$4,566,494	$4,914,674
License and transaction fees	4,313,503	2,413,312	11,413,665	6,377,326
Total revenues	5,522,977	3,693,526	15,980,159	11,292,000

Cost of equipment	782,244	738,431	2,274,825	3,128,666
Cost of services	3,187,601	1,659,500	8,308,612	4,828,222
Cost of sales	3,969,845	2,397,931	10,583,437	7,956,888
Gross profit	1,553,132	1,295,595	5,396,722	3,335,112

Operating expenses:
Selling, general and administrative	2,860,273	3,200,739	8,036,539	11,623,882
Depreciation and amortization	360,528	395,598	1,067,746	1,181,029
Total operating expenses	3,220,801	3,596,337	9,104,285	12,804,911
Operating loss	(1,667,669)	(2,300,742)	(3,707,563)	(9,469,799)

Other income (expense):
Interest income	13,936	9,226	56,715	36,863
Interest expense	(9,795)	(18,622)	(32,424)	(48,758)
Change in fair value of warrant liabilities	(850,740)	-	(850,740)	-
Total other income (expense), net	(846,599)	(9,396)	(826,449)	(11,895)
Net loss	(2,514,268)	(2,310,138)	(4,534,012)	(9,481,694)
Cumulative preferred dividends	(332,226)	(352,436)	(665,577)	(735,139)
Loss applicable to common shares	$(2,846,494)	$(2,662,574)	$(5,199,589)	$(10,216,833)

Loss per common share (basic and diluted)	$(0.11)	$(0.12)	$(0.20)	$(0.47)

Weighted average number of common shares outstanding (basic and diluted)	26,914,004	22,730,828	26,249,137	21,752,580

See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A Convertible Preferred Stock	Common Stock	Accumulated Deficit	Total

Balance, June 30, 2010	$3,148,676	$209,958,552	$(190,295,056)	$22,812,172
Conversion of 1,500 shares of preferred stock into 15 shares of common stock	(10,620)	10,620		-
Conversion of $33,000 of preferred dividends into 33 shares of common stock at $1,000 per share		33,000	(33,000)	-
Issuance of 261,953 shares of common stock at $0.90 per share less issuance costs of $230,087		5,671		5,671
Retirement of 2,217 shares of common stock		(2,261)		(2,261)
Issuance of 17,500 fully-vested shares of common stock to employees and vesting of shares granted under the 2008 Stock Incentive Plan		9,090		9,090
Issuance of 86,342 shares of common stock for settlement of Long-Term Equity Incentive Program liability for Fiscal Year 2010		97,566		97,566
Issuance of 150,000 shares of common stock to Lincoln Park Capital		-		-
Issuance of 5,200,000 shares of common stock at $2.064 per share less the fair value of warrants issued of $1,917,122 and less cash issuance costs of $838,705		7,976,973		7,976,973
Exercise of 15,810 warrants at $1.13 resulting in the issuance of 15,810 shares of Common Stock		17,865		17,865
Exercise of 100 warrants at $2.20 resulting in the issuance of 100 shares of Common Stock		220		220
Net Loss			(4,534,012)	(4,534,012)
Balance, March 31, 2011	$3,138,056	$218,107,296	$(194,862,068)	$26,383,284

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended March 31,
	2011	2010
Operating activities
Net loss	$(4,534,012)	$(9,481,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Charges incurred in connection with the vesting and issuance of common stock for employee compensation	9,090	80,523
Charges incurred in connection with the Long-term Equity Incentive Program	54,395	69,353
Charges incurred for change in fair value of warrants	850,740	-
Bad debt expense	2,552	47,815
Amortization	775,800	775,800
Depreciation, $781,329 and $113,913 of which is allocated to cost of services for the nine months ended March 31, 2011 and 2010	1,073,275	519,142
Loss on disposal of property and equipment	10,380	-
Changes in operating assets and liabilities:
Accounts receivable	456,326	(779,318)
Finance receivables	168,272	(351,183)
Inventory	(2,740,227)	(2,164,017)
Prepaid expenses and other assets	356,608	217,048
Accounts payable	449,861	86,279
Accrued expenses	(560,994)	111,710
Net cash used in operating activities	(3,627,934)	(10,868,542)

Investing activities
Purchase of property and equipment, net	(240,811)	(339,441)
Net cash used in investing activities	(240,811)	(339,441)

Financing activities
Net proceeds from the issuance (retirement) of common stock	9,915,590	12,948,491
Payments for the retirement of preferred stock	-	(374,385)
Proceeds from issuance of long-term debt	-	7,500
Repayment of long-term debt	(359,292)	(501,273)
Net cash provided by financing activities	9,556,298	12,080,333

Net increase in cash and cash equivalents	5,687,553	872,350
Cash and cash equivalents at beginning of period	7,604,324	6,748,262
Cash and cash equivalents at end of period	$13,291,877	$7,620,612

Supplemental disclosures of cash flow information:
Prepaid insurance financed with long-term debt	$94,311	$85,991
Cash paid for interest	$32,141	$51,792
Transfer of inventory to property and equipment for rental units	$3,779,877	$1,516,811
Conversion of convertible preferred stock to common stock	$10,620	$-
Conversion of cumulative preferred dividends to common stock	$33,000	$-
Fair value of common stock warrants at issuance	$1,917,122	$-
Equipment acquired under long-term debt	$-	$195,000
Equipment acquired under capital lease	$-	$17,337

See accompanying notes.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.	Accounting Policies

Business

USA Technologies, Inc. (the “Company”, “We” or “Our”) was incorporated in the Commonwealth of Pennsylvania in January 1992. The Company is a leading supplier of wireless, cashless payment, remote management, reporting and energy management solutions serving the unattended point of sale market. Our networked devices and associated services enable the owners and operators of everyday, stand-alone, distributed assets, such as vending machines, kiosks, personal computers, photocopiers and laundry equipment, the ability to offer their customers cashless payment options, as well as remotely monitor, control and report on the results of these distributed assets. As part of our Intelligent Vending® solution, our Company also manufactures and sells energy management products which reduce the electrical power consumption of vending related equipment, such as refrigerated vending machines and glass front coolers, thus reducing the electrical energy costs associated with operating this equipment.

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the nine month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. The balance sheet at June 30, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company has incurred losses from its inception through June 30, 2010 and losses have continued through March 31, 2011 and are expected to continue during fiscal year 2011. The Company's ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and available capital resources. Until the Company's products and services can generate sufficient operating revenues, the Company will be required to use its cash and cash equivalents on hand, as well as raise capital to meet its cash flow requirements including the issuance of Common Stock and the exercise of outstanding Common Stock warrants.

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

Cash and Cash Equivalents (Continued)

Included in cash and cash equivalents at March 31, 2011 and June 30, 2010 was approximately $700,000 and $1,020,000, respectively, of cash received by the Company for transaction processing services which is payable to our customers. Included in accounts receivable are amounts for transactions processed with our card processers for which cash has not been received by the Company and included in accounts payable are amounts for transactions processed with our card processers and due to our customers, which are recorded net of fees due to the Company. Generally, contractual terms require us to remit amounts owed to our customers on a weekly basis.

Inventory

Inventory consists of finished goods and packaging materials. The Company's inventory is stated at the lower of cost (average cost basis) or market.

Fair Value of Financial Instruments

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2009-06 amends certain disclosure requirements of Subtopic 820-10. This ASU provides additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3. This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques.

The Company's financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1- Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2- Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3- Inputs are unobservable and reflect the Company's assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available.

Income Taxes

No provision for income taxes has been made for the nine months ended March 31, 2011 and 2010 given the Company’s losses in 2011 and 2010 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.	Accounting Policies (Continued)

Shared-Based Payment

The Company applies ASC Topic 718 “Stock Compensation” which requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Excluding the Long-Term Equity Incentive Program (the “LTIP”), the Company recorded stock compensation expense of $288 and $18,592 during the three months ended March 31, 2011 and 2010, respectively, and $9,090 and $80,523 during the nine months ended March 31, 2011 and 2010, respectively, related to common stock grants and the vesting of shares previously granted to employees and officers. There were no common stock options granted, vested or recorded as expense during the nine months ended March 31, 2011 and 2010.

Related to the change in fair value and/or the vesting of shares under the LTIP the Company recorded expense and a reduction of stock compensation expense of $0 and ($6,907) during the three months ended March 31, 2011 and 2010, respectively. During the nine months ended March 31, 2011 and 2010, the LTIP stock compensation expense was $54,395 and $69,353, respectively.

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

Finance receivables consist of the following:

	March 31, 2011	June 30, 2010
	(unaudited)
Notes receivable	$471	$56,962
Lease receivables	413,050	524,831
Total finance receivables	413,521	581,793
Less current portion	246,452	242,452
Non-current portion of finance receivables	$167,069	$339,341

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2.	Finance Receivables (Continued)

As of March 31, 2011 and June 30, 2010, there was no allowance for credit losses of finance receivables. As the Company collects monthly payments of the receivables from the customers’ transaction funds the risk of loss was determined to be remote.

Credit Quality Indicators
As of March 31, 2011

Credit risk profile based on payment activity:

	Notes	Leases	Total

Performing	$471	$413,050	$413,521
Nonperforming	-	-	-
Total	$471	$413,050	$413,521

Age Analysis of Past Due Finance Receivables
As of March 31, 2011

	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Finance Receivables

Notes	$-	$-	$-	$-	$471	$471
Leases	-	-	-	-	413,050	413,050
Total	$-	$-	$-	$-	$413,521	$413,521

3.      Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2011	June 30, 2010
	(unaudited)
Accrued compensation and sales commissions	$244,459	$922,741
Accrued professional fees	310,643	374,288
Accrued taxes and filing fees	199,286	222,249
Advanced customer billings	71,120	55,773
Accrued other expenses	439,694	294,316
Total accrued expenses	$1,265,202	$1,869,367

USA Technologies, Inc.
Notes to Consolidated Financial Statements

4.      Long-Term Debt

Long-term debt consists of the following:

	March 31, 2011	June 30, 2010
	(unaudited)
Capital lease obligations	$118,815	$280,261
Loan agreements	212,359	315,894
Total long-term debt	331,174	596,155
Less current portion	211,480	344,652
Non-current portion of long-term debt	$119,694	$251,503

During July 2010, the Company financed a portion of the premiums for various insurance policies totaling $94,331 due in nine monthly installments at an interest rate of 4.93%.

5.  Fair Value of Financial Instruments

In accordance with the fair value hierarchy described in Note 1, the following table shows the fair value of the Company's financial instruments that are required to be measured at fair value as of March 31, 2011 and June 30, 2010:

March 31, 2011	Level 1	Level 2	Level 3	Total

Cash equivalents	$67,258	$-	$-	$67,258
Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$(2,616,231)	$(2,616,231)
Common stock warrant liability, warrants exercisable at $5.90 through September 14, 2013	$-	$-	$(151,631)	$(151,631)

June 30, 2010	Level 1	Level 2	Level 3	Total

Cash equivalents	$2,792,026	$-	$-	$2,792,026
Common stock warrant liabilities	$-	$-	$-	$-

As of March 31, 2011 and June 30, 2010, the fair values of the Company's Level 1 financial instruments were $67,258 and $2,972,026, respectively. These financial instruments consist of cash equivalents, including certificates of deposit and money market accounts.

As of March 31, 2011 and June 30, 2010, the Company held no Level 2 financial instruments.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

5.  Fair Value of Financial Instruments (Continued)

As of March 31, 2011 and June 30, 2010, the fair values of the Company's Level 3 financial instruments totaled $2,767,862 and $0, respectively. The Level 3 financial instruments consist of common stock warrants issued by the Company in March 2011 and March 2007, which include features requiring liability treatment of the warrants. The fair value of warrants issued in March 2011 (Notes 6 and 7) to purchase 3.9 million shares of the Company’s common stock is based on valuations performed by an independent third party valuation firm. The fair value was determined using proprietary valuation models using the quality of the underlying securities of the warrants, restrictions on the warrants and security underlying the warrants, time restrictions and precedent sale transactions completed in the secondary market or in other private transactions. The fair value of warrants issued in March 2007 to purchase 903,955 shares of the Company’s common stock was estimated by the Company using the Black-Scholes model and applying an estimated fair value adjustment primarily related to the illiquidity of the warrants. Prior to March 31, 2011, the fair value of these warrants was determined to be de minimus and was not included on the Company’s consolidated balance sheets.

There were no transfers of assets or liabilities between level 1, level 2 or level 3 during the nine months ended March 31, 2011 and 2010.

The following table summarizes the changes in fair value of the Company's Level 3 financial instruments for the nine months ended:

	March 31, 2011	March 31, 2010
Beginning balance at June 30, 2010 and 2009	$-	$-
Issuance of common stock warrants, exercisable at $2.6058 per share	(1,917,122)	-
Recognize liability of warrants, exercisable at $5.90 per share; attributed to loss due to change in fair value	(151,631)	-
Loss due to change in fair value	(699,109)	-
Ending balance	$(2,767,862)	$-

6.	Common Stock and Preferred Stock

On July 7, 2010, we sold an aggregate of 261,953 shares and related warrants to purchase up to 261,953 shares pursuant to a subscription rights offering which concluded on July 6, 2010. In connection with the offering, Source Capital Group, Inc. acted as dealer manager. As compensation for its services, Source received warrants to purchase up to 15,717 shares at $1.13 per share at any time through July 7, 2013. The warrants contain provisions for one demand registration of the sale of the underlying shares of common stock for a period of five years at our expense, and piggyback registration rights for a period of five years at our expense, and one demand registration right at the dealer manager’s expense for a period of five years. The Company received $235,757 of gross proceeds; after deductions for fees and expenses, net cash proceeds were $5,671.

On July 27, 2010, we executed a purchase agreement and a registration rights agreement (the “LPC Agreement”) with Lincoln Park Capital, LLC (“LPC”). On March 16, 2011, the Company gave written notice to LPC that it had terminated the LPC Agreement. The Company had the right under the LPC Agreement to terminate the LPC Agreement for any or no reason and without any liability whatsoever of any party to any other party under the LPC Agreement. The Company was required to terminate the LPC Agreement as a condition precedent to the closing of the March 14, 2011 Securities Purchase Agreement described below. Under the LPC Agreement, we had the right to sell to LPC up to 4,851,408 shares of our common stock at our option for an aggregate purchase price of up to $5,000,000. We issued 150,000 shares of our common stock to LPC as a commitment fee for entering into the purchase agreement.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

6.	Common Stock and Preferred Stock (Continued)

On October 7, 2010, 86,342 shares of common stock were issued to the Company’s executive officers on account of the 2010 fiscal year under the LTIP. The specific allocation of the shares among the executive officers was as follows: Mr. Jensen- 60,716 shares; Mr. Herbert- 18,261 shares; and Mr. DeMedio- 7,365 shares. On December 30, 2010, an executive officer exercised his right to cancel shares for payroll tax obligations. As a result, 2,217 shares of common stock were cancelled to satisfy $2,261 of related payroll tax obligations. The total compensation expense recognized for the LTIP on account of the 2010 fiscal year was $97,566, based on the closing price of the Company’s Common Stock on October 6, 2010 of $1.13; $43,171 of the total compensation expense was recorded in the fiscal year ended June 30, 2010, and $54,395 in the nine months ended March 31, 2011.

On March 14, 2011, the Company entered into a Securities Purchase Agreement with seven institutional investors (the “Buyers”). Pursuant thereto, on March 17, 2011 the Company sold to the Buyers 5,200,000 shares of the Company’s common stock at a price of $2.064 per share for an aggregate purchase price of $10,732,800. On March 17, 2011 the Company also issued warrants to the Buyers to purchase up to 3,900,000 shares of common stock at an exercise price of $2.6058 per share. The Buyers are accredited investors and the offer and sale of the shares and the warrants was exempt from registration under Rule 506 promulgated under Section 4(2) of the Act. The Company has agreed to register the shares and the shares underlying the warrants for resale under the Act until the earlier of (i) the date as of which the Buyers may sell all of the securities covered by such registration statement without restriction pursuant to Rule 144 promulgated under the Act, or (ii) the date on which the Buyers shall have sold all of the securities covered by such registration statement. The Company is obligated to use its best efforts to cause the SEC to declare the Registration Statement effective within 90 days of the closing date of the transaction (or 120 days in the event that the Registration Statement is subject to review by the SEC), and the Company is required to pay certain negotiated cash payments to the Buyers in the event that the Registration Statement is not filed within 15 days of the closing date or is not declared effective within 90 days of the closing date (or 120 days in the event that the Registration Statement is subject to review by the SEC). The Registration Statement was filed by the Company with the SEC on March 31, 2011, and declared effective by the SEC on April 29, 2011.

In connection with the above private placement offering, Chardan Capital Markets, LLC, acted as exclusive placement agent. As compensation for its services, Chardan received cash compensation of $751,296 and warrants to purchase up to 364,000 shares of common stock at $2.6058 per share at any time within five years following the six-month and one day anniversary of the issuance of the warrants, March 17, 2011. We have agreed to register the shares underlying the warrants for resale under the Act on the same terms afforded to the Buyers.

The total proceeds of $10,732,800 were reduced by $1,917,122, the fair value of issuing the warrants which are subject to liability accounting (Note 7), and cash issuance costs of $838,705, resulting in net cash proceeds of $9,894,095 and net proceeds related to common shares of $7,976,973. The proceeds from the offering will be used primarily to support the continuation of the Company’s Jump Start program.

7.	Common Stock Warrants

As of March 31, 2011, there were 16,552,508 Common Stock warrants outstanding, of which 12,288,508 warrants were currently exercisable at exercise prices ranging from $1.13 to $7.70 per share and 4,264,000 warrants, all with an exercise price of $2.6058, are not exercisable until September 18, 2011. On October 1, 2010, 1,500,000 warrants, which were outstanding as of June 30, 2010 and September 30, 2010, were forfeited and are not outstanding as of December 31, 2010, due to performance hurdles in the First Data Joint Marketing Agreement not being achieved.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

7.	Common Stock Warrants (Continued)

On March 17, 2011and pursuant to the Securities Purchase Agreement (Note 6) the Company issued warrants to the Buyers and the placement agent to purchase up to 3,900,000 and 364,000 shares, respectively of common stock at an exercise price of $2.6058 per share. The warrants are exercisable at any time within five years following the six-month and one day anniversary of the issuance of the warrants. The Buyer’s warrant agreement allows the holders of the 3,900,000 warrants to require the Company to pay the Black Scholes value of the warrants in cash at the request of the holder if a fundamental transaction/change in control is publically disclosed or the warrant holder becomes aware of a change in control (fundamental transaction). In accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, the warrants are subject to liability accounting. Therefore, the fair value of the warrants is included on the Company’s consolidated balance sheets and changes in the fair value are included in the Company’s consolidated statements of operations.

In connection with a Securities Purchase Agreement with S.A.C. Capital Associates, LLC (“SAC”) entered into by the Company on March 14, 2007, the Company issued warrants to SAC to purchase up to 833,333 shares of Common Stock at an exercise price of $6.40 per share. Pursuant to the terms of the warrant, in October 2008 the number of shares issuable under the warrant automatically increased to 903,955, and the exercise price reduced to $5.90. The warrants are exercisable at any time within six years following the six-month anniversary of the issuance of the warrants. The warrants are exercisable to the extent that such exercise would not result in the beneficial ownership by SAC and its affiliates of more than 9.99% of the number of shares outstanding immediately after giving effect to the issuance of shares upon exercise of the warrants. The warrant contains a provision that if a Fundamental Transaction occurs, notably a change in control, within ninety days of the Fundamental Transaction the warrant holder may require the Company to pay the Black-Scholes calculated value of the then unexercised warrant to the warrant holder in cash. In accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, the warrants are subject to liability accounting. The fair value of these warrants was estimated using the Black-Scholes model and applying an estimated fair value adjustment primarily related to warrant exercise restrictions and illiquidity of the warrants, which resulted in a de minimus fair value as of the issuance date and each reporting date through and including December 31, 2010. As of March 31, 2011, the fair value has been estimated by the Company as $151,631 and is included on the Company’s consolidated balance sheet.

The following table shows a summary of warrants outstanding as of March 31, 2011:

Expiration Date	NASDAQ Symbol	Exercise Price	Warrants Outstanding
05/12/2013	Not Listed	$1.13	165,207
07/07/2013	Not Listed	$1.13	15,717
12/31/2013	USATZ	$1.13	2,999,597
12/31/2011	USATW	$2.20	7,285,692
12/31/2011	Not Listed	$2.20	291,432
09/18/2016	Not Listed	$2.6058	4,264,000
09/14/2013	Not Listed	$5.90	903,955
12/31/2011	Not Listed	$6.40	609,376
10/17/2012	Not Listed	$7.70	17,532

	Total Warrants Outstanding		16,552,508

8.      Commitments

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

8.      Commitments (Continued)

In December 2010, the Company entered into an amended lease of its operations site, also in Malvern, Pennsylvania, to extend the lease term from December 31, 2010 to December 31, 2011. Monthly lease payments are approximately $14,500.

9.  Subsequent Events

On April 14, 2011, the Board of Directors of the Company approved amendments to the employment agreements of each of George R. Jensen, Jr., Chief Executive Officer, Stephen P. Herbert, President and Chief Operating Officer, and David M. DeMedio, Chief Financial Officer. The amendments were signed by the parties and effective on April 14, 2011.

Pursuant to the amendments, the term of each of Messrs. Jensen’s and Herbert’s employment agreement was extended from September 30, 2012 until June 30, 2014, and the term of Mr. DeMedio’s employment agreement was extended from June 30, 2011 until June 30, 2014. Upon signing the amendments, and in recognition of each of their dedicated and valuable service to USAT and extending the term of their employment agreements, USAT issued 125,000 shares of USAT Common Stock to Mr. Jensen, 75,000 shares of USAT Common Stock to Mr. Herbert, and 25,000 shares of USAT Common Stock to Mr. DeMedio. The shares for each executive vest as follows: one-third upon signing the agreement; one-third on the one year anniversary thereof; and one-third on the two year anniversary thereof. The shares were issued pursuant to USAT’s 2010 Stock Incentive Plan.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected, include, for example:

●	general economic, market or business conditions;

●	the ability of the Company to generate sufficient sales to generate operating profits, or to sell products at a profit;

●	the ability of the Company to raise funds in the future through sales of securities;

●	the ability of the Company to obtain commercial acceptance of its products and services;

●	the ability of the Company to compete with its competitors to obtain market share;

●	whether the Company’s customers purchase or rent ePort devices or our other products in the future at levels currently anticipated by our Company, including under our Jump Start Program;

●	whether the Company’s customers continue to operate or commence operating ePorts received under the Jump Start Program or otherwise at levels currently anticipated by the Company;

●
whether the Company’s customers continue to utilize the Company’s transaction processing and related services, as our customer agreements are generally cancelable by the customer on thirty to sixty days notice;

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

Results of Operations

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

Revenues for the quarter ended March 31, 2011 were $5,522,977 compared to $3,693,526 for the quarter ended March 31, 2010. This $1,829,451 or 50% increase was primarily due to an increase in license and transaction fees of $1,900,191, or 79%, from the prior period offset by a decrease in equipment sales of $70,740, or 6%, from the prior period. The increase in license and transaction fees was primarily due to the increase in the number of ePort® units connected to our USALive® network, and the associated fees generated by these connected units. License and transaction fee revenues consist of service fees and transaction processing fees. We anticipate that our license and transaction fee revenues will continue to increase as the number of connections to our network continues to increase.

As of March 31, 2011, the Company had approximately 112,000 connections to our USALive® network (including approximately 12,000 third party devices that have been certified to be connected to our network, utilize the Company’s network protocol and/or software and have a contractual, non-exclusive license to the Company’s patents and other intellectual property) as compared to approximately 73,000 connections to our USALive network (including approximately 7,000 third party devices that have been certified to be connected to our network, utilize the Company’s network protocol and/or software and have a contractual, non-exclusive license to the Company’s patents and other intellectual property) as of March 31, 2010. The Company counts its ePort connections upon shipment of an active terminal to a customer under contract, at which time activation on its network is performed by the Company, and the terminal is capable of conducting business via the Company's network and related services. An ePort connection does not necessarily mean that the unit is actually installed by the customer on a vending machine, or that the unit has begun processing transactions, or that the Company has begun receiving monthly service fees in connection with the unit.

During the March 31, 2011 quarter, the Company added approximately 3,000 connections to our network, compared to approximately 10,000 connections added during the March 31, 2010 quarter and approximately 21,000 connections added during the December 31, 2010 quarter. The decrease in the connections added during the March 2011 quarter was primarily attributable to three factors. First, in December 2009, the Company introduced the Jump Start Program which allowed operators to obtain our ePort device, via a rental agreement, without the requirement for an upfront capital outlay. The Jump Start Program was in place during the 2010 calendar year and was a significant component of the number of connections added during the March 31, 2010 and December 31, 2010 quarters. Jump Start units represented approximately 76% and 80% of connections added during the March 2010 and December 2010 quarters, respectively. The Jump Start Program ended on December 31, 2010 and was not available to our customers during the most recent quarter. As described below, we reintroduced the Jump Start Program to our customers in April 2011. In the absence of the Jump Start Program fewer connections were added during the March 2011 quarter. Second, due to increased customer orders as the Jump Start Program was coming to an end in December 2010, the Company added a record 21,000 connections during the quarter ended December 31, 2010. Customers that obtained units from the Jump Start Program in the December 2010 quarter were in the process of installing those units during the March 2011 quarter and, therefore, did not place additional ePort orders during the March 2011 quarter. We believe this further contributed to the decrease in connections added during the March 2011 quarter. Lastly, the Company experienced a component recall during the March 2011 quarter, which as of the date of this report has been resolved. The industry wide recall, which related to the wireless module we use in our ePort product, impacted our ePort inventory levels, and resulted in the Company being unable to completely fulfill orders received during the March 2011 quarter.

During the quarter ended March 31, 2011, the Company processed approximately 19.3 million transactions totaling approximately $31.4 million of transaction processing volume compared to approximately 9.7 million transactions totaling approximately $17.2 million of transaction processing volume during the quarter ended March 31, 2010, an increase of approximately 95% in the number of transactions and approximately 75% in dollars processed. Pursuant to its agreements with its customers, the Company earns transaction processing fees equal to a percentage of the dollar volume processed by the Company, which are included as licensing and transaction processing revenues in its Consolidated Statements of Operations. The Company’s transaction processing volume is not indicative of the gross profit from license and transaction fees.

In addition, our customer base increased with approximately 250 new ePort customers added to its USALive® network during the three months ended March 31, 2011 bringing the total number of such customers to nearly 1,700 as of March 31, 2011. Last year the Company added 125 new ePort customers in the three months ended March 31, 2010. By comparison, the Company had approximately 900 e-Port customers as of March 31, 2010, representing an 81% increase during the past twelve calendar months. We count a customer as a new ePort customer upon shipment of the ePort unit to the customer. When a reseller sells our ePort, we count a customer as a new ePort customer upon the signing of the applicable services agreement with the customer.

The $70,740 decrease in equipment sales was a result of decreases of approximately $186,000 related to ePort® products and fees and decreases in other equipment sales of approximately $45,000 which were offset by an increase in sales of Energy Miser products of approximately $160,000. The net decrease in ePort® related sales revenue of $186,000 versus a quarter a year ago is mostly attributable to decrease of  approximately $192,000 in activation related fees on rental units offset by a slight increase in vending equipment sales. The decrease in activation fee revenue is due mainly to a significant portion of the ePort® units shipped during the quarter ended March 31, 2010 were part of the Jump Start Program, for which the Company records a one-time activation fee, but does not record an equipment (hardware) sale. Pursuant to the Jump Start Program, the Company is entitled to receive a one-time activation fee upon shipment of the device, a monthly service fee, generally commencing the month after shipment, and transaction processing fees due in connection with the cashless activity generated by the device. The Jump Start program ended in December 2010; and there was no Jump Start program active during the quarter ended March 31, 2011. During April 2011, the Company reintroduced the Jump Start Program to its customers, and anticipates that the number of connections added to its network during the June 30, 2011 quarter will increase from those added during the March 31, 2011 quarter.

Cost of sales consisted of equipment costs of $782,244 and $738,431 and network and transaction services related costs of $3,187,601 and $1,659,500 for the quarters ended March 31, 2011 and 2010, respectively. The increase in total cost of sales of $1,571,914 over the prior fiscal quarter was due to an increase in network and transaction services costs of $1,528,101 and an increase of equipment costs of $43,813. The increase in equipment costs was a direct result of selling more units in the quarter ended March 31, 2011. The costs associated with the Jump Start units shipped were recorded to Property and Equipment on the Consolidated Balance Sheets. The increase in network and transaction services costs was directly related to increases in units connected to the network and increases in processing volume.

Gross profit for the quarter ended March 31, 2011 was $1,553,132 compared to gross profit of $1,295,595 for the same quarter in the previous fiscal year, an increase of $257,537, of which $372,090 is attributable to license and transaction fees which is offset by a decrease of $114,553 which is attributable to equipment sales. The decrease in gross profit from equipment sales is predominately due to the decrease in activation fees on Jump Start connections versus the quarter a year ago. The increase in gross profit dollars from license and transaction fees was generated by additional devices connected to our network. Percentage based total gross profit (“GP”) decreased overall from 35% to 28%, equipment sales GP decreased from 42% to 35% due mainly to the decrease in activation fees of $192,000 on fewer connections added during in the March 2011 quarter when compared to the March 2010 quarter , and license and transaction fees GP decreased from 31% to 26% due mainly to the Company not billing service fees during the March 2011 quarter on certain Jump Start connections added during the December 2010 quarter, while incurring depreciation expense and other network costs on those Jump Start connections during the March 2011 quarter .

Gross profit from equipment sales for the March 2011 quarter was $427,230, or 35%, compared to the December 2010 quarter of $1,417,143, or 63%. The decrease in gross profit of $989,913 was predominately due to three factors: (1) approximately $600,000 was attributable to a decrease in activation fees as a result of fewer connections added during the March 2011 quarter compared to the December 2010 quarter; (2) approximately $192,000 was attributable to Visa support funding for the installation and making operational of Visa accepting ePorts during the quarter ended December 31, 2010, compared to $0 in the March 31, 2011 quarter; and (3) approximately $73,000 was attributable to the recognition of gross profit on a May 2008 agreement with a customer recognized in the quarter ended December 31, 2010.

Selling, general and administrative expense (SG&A) of $2,860,273, decreased by $340,466 or 11%, from the same quarter a year ago, due to the Company’s expense reduction efforts. These reductions consisted of decreases in compensation expenses of approximately $151,000, consulting and other professional services of approximately $99,000, product development material costs of approximately $41,000 and other net decreases of approximately $49,000.

The compensation expense decrease of approximately $151,000 was due to decreases of approximately $113,000 in salaries and commissions and approximately $73,000 in benefit costs. In addition, the quarter ended March 31, 2010 had an expense reduction of approximately $35,000 related to the LTIP for the 2010 fiscal year, the last year of the program, on account of the decrease in the price of the Company’s common stock at the end of that quarter and the decrease in that quarter of the number of shares expected to vest. There was no LTIP activity in the quarter ended March 31, 2011 due to the LTIP shares being issued in October 2010. The consulting and other professional services decrease of approximately $99,000 was primarily due to reductions in costs of information technology ($126,000), accounting ($35,000) and other services ($44,000) offset by an increase in legal expenses ($106,000).

SG&A expenses for the March 2011 quarter increased $597,306, or 26%, from the December 2010 quarter’s SG&A expense of $2,262,967. The following expense increases were incurred during the March 2011 quarter, and were the predominant reasons for the increase in SG&A expenses during the quarter when compared to the December 2010 quarter: increases of approximately $243,000 in legal expenses as a result of issues arising under the Settlement Agreement dated February 4, 2010 between the Company and Shareholders Advocates for Value Enhancement; $118,000 of employee benefit related expenses; $106,000 in the employer’s portion of payroll taxes; $46,000 due to the write off of prepaid expenses related to the termination of the LPC Agreement in March 2011; and $30,000 in professional fees related to income tax return preparation.

The quarter ended March 31, 2011 resulted in a net loss of $2, 514,268 (including approximately $1.6 million of non-cash charges) compared to a net loss of $2,310,138 (including approximately $0.4 million of non-cash charges) for the quarter ended March 31, 2010. For quarters ended March 31, 2011 and 2010, the loss per common share was $.11 and $.12, respectively. For the quarter ended December 31, 2010, the Company had a net loss of $133,131 (including approximately $608,000 of non-cash charges) and the loss per common share was $.01.

Reconciliation of quarterly net loss to EBITDA for the quarters ended March 31, 2011, December 31, 2010 and March 31, 2010:

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
Net loss	$(2,514,268)	$(133,131)	$(2,310,138)

Less interest income	(13,936)	(17,469)	(9,226)

Plus interest expense	9,795	9,977	18,622

Plus income tax expense	--	--	--

Plus depreciation expense	468,611	338,358	194,169

Plus amortization expense	258,600	258,600	258,600

Plus change in fair value of warrant liabilities	850,740	--	--

EBITDA	$(940,458)	$456,335	$(1,847,973)

As used herein, EBITDA represents net income (loss) before interest income, interest expense, income taxes, depreciation and amortization, and the change in fair value of warrant liabilities. We believe that EBITDA should exclude the change in fair value of warrant liabilities because it represents a non-cash charge that is not related to the Company’s operations. EBITDA is a non-GAAP financial measure is not required by or defined under GAAP (Generally Accepted Accounting Principles), nor is the presentation of this financial measure intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company's net income or net loss as determined in accordance with GAAP, and is not a substitute for or measure of the Company's profitability or net earnings. EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, as it is less susceptible to variances in actual performance resulting from depreciation and amortization and due to non-cash charges for changes in fair value of warrant liabilities.

Nine months ended March 31, 2011 compared to the nine months ended March 31, 2010

Revenues for the nine month period ended March 31, 2011 were $15,980,159 compared to $11,292,000 for the same period in the prior fiscal year. This $4,688,159 or 42% increase was primarily due to an increase in license and transaction fees of $5,036,339, or 79%, from the prior period offset by a decrease in equipment sales of $348,180, or 7%, from the prior period. The increase in license and transaction fees was primarily due to the increase in the number of ePort® units connected to our USALive® network, and the associated fees generated by these connected units. License and transaction fee revenues consist of service fees and transaction processing fees. We anticipate that our license and transaction fee revenues will continue to increase as the number of connections to our network continues to increase.

As of March 31, 2011, the Company had approximately 112,000 connections to our USALive® network (including approximately 12,000 third party devices that have been certified to be connected to our network, utilize the Company’s network protocol and/or software and have a contractual, non-exclusive license to the Company’s patents and other intellectual property) as compared to approximately 73,000 connections to our USALive network (including approximately 7,000 third party devices that have been certified to be connected to our network, utilize the Company’s network protocol and/or software and have a contractual, non-exclusive license to the Company’s patents and other intellectual property) as of March 31, 2010. During the nine month period ended March 31, 2011, the Company added approximately 30,000 connections to our network. The Company counts its ePort connections upon shipment of an active terminal to a customer under contract, at which time activation on its network is performed by the Company, and the terminal is capable of conducting business via the Company's network and related services. An ePort connection does not necessarily mean that the unit is actually installed by the customer on a vending machine, or that the unit has begun processing transactions, or that the Company has begun receiving monthly service fees in connection with the unit.

During the nine months ended March 31, 2011, the Company processed approximately 49.2 million transactions totaling approximately $82.2 million of transaction processing volume compared to approximately 25.2 million transactions totaling approximately $46.8 million of transaction processing volume during the nine months ended March 31, 2010, an increase of approximately 95% in the number of transactions and approximately 75% in dollars processed. Pursuant to its agreements with its customers, the Company earns transaction processing fees equal to a percentage of the dollar volume processed by the Company, which are included as licensing and transaction processing revenues in its Consolidated Statements of Operations. The Company’s transaction processing volume is not indicative of the gross profit from license and transaction fees.

In addition, our customer base increased with approximately 600 new e-Port customers added to its USALive® network during the nine months ended March 31, 2011 bringing the total number of such customers to nearly 1,700 as of March 31, 2011. Last year, the Company added 375 new e-Port customers in the nine months ended March 31, 2010. By comparison, the Company had approximately 900 e-Port customers as of March 31, 2010, representing an 81% increase during the past twelve calendar months. We count a customer as a new ePort customer upon shipment of the ePort unit to the customer. When a reseller sells our ePort, we count a customer as a new ePort customer upon the signing of the applicable services agreement with the customer.

The $348,180 decrease in equipment sales was a result of an increase of approximately of $234,000 related to Energy Miser products, offset by a net decrease of approximately $505,000 in sales of ePort® products and fees and a decrease of approximately of $77,000 in other equipment sales. The net decrease in ePort® related sales revenue of $505,000 is attributable to reduced hardware sales of approximately $1,100,000. The decrease in hardware sale revenue is due mainly to a significant portion of the ePort® units shipped during the nine months ended March 31, 2011 were part of the Jump Start Program, for which the Company records a one-time activation fee, but does not record an equipment (hardware) sale. The JumpStart Program began in December 2009, therefore most ePort® units shipped during the nine months ended March 31, 2010 were sold to our customers and an equipment (hardware) sale was recorded. The Jump Start Program ended on December 31, 2010. During April 2011, the Company reintroduced the Jump Start Program to its customers. Pursuant to the Jump Start Program, the Company is entitled to receive a one-time activation fee upon shipment of the device, a monthly service fee, generally commencing the month after shipment, and transactional processing fees due in connection with the cashless activity generated by the device. The decrease in hardware sales was offset by increases of (1) approximately $297,000 in activation related fees related to Jump Start Program units, (2) $225,000 of Visa support funding for installation and making operational Visa accepting ePorts, and (3) approximately $73,000 of revenue recognized under our May 2008 agreement with a customer.

The Company entered into an Acceptance and Promotional Agreement with Visa USA, Inc. on August 16, 2010. Under the first program year of the agreement, the Company is entitled to receive up to $225,000 to be used to support the installation and making operational of up to 9,000 terminals, which accept the Visa brand, by no later than December 31, 2010. During the nine months ended March 31, 2011, the Company recorded $225,000 of revenue related to the support funding for installation and making operational of Visa accepting terminals. As required by the Visa agreement, the Company supported the installation and made operational at least 9,000 terminals by December 31, 2010.

Cost of sales consisted of equipment costs of $2,274,825 and $3,128,666 and network and transaction services related costs of $8,308,612 and $4,828,222 for the nine months ended March 31, 2011 and 2010, respectively. The increase in total cost of sales of $2,626,549 over the same period in the prior fiscal year was due to a decrease in equipment costs of $853,841, offset by an increase in network and transaction services of $3,480,390. The decrease in equipment costs was a direct result of shipping more units under the Jump Start Program. The costs associated with the Jump Start units were recorded to Property and Equipment on the Consolidated Balance Sheets. The Jump Start Program started in December 2009. The increase in network and transaction services costs was directly related to increases in units connected to the network and increases in processing volume, offset by decreases in third party supplier costs due to an amendment to a contract which occurred in the quarter ended March 31, 2010.

Gross profit for the nine months ended March 31, 2011 was $5,396,722 compared to gross profit of $3,335,112 for the same period in the previous fiscal year, an increase of $2,061,610, of which $505,661 is attributable to equipment sales and $1,555,949 is attributable to license and transaction fees. The increase in gross profit from equipment sales is predominately due to the increase in activation fees on Jump Start connections as compared to the same nine month period a year ago as well as the Visa support funding recorded during the nine months ended March 31, 2011. The increase in gross profit dollars from license and transaction fees was generated by additional devices connected to our network and a decrease in third party supplier costs related to the contract amendment referred to above. GP increased overall from 30% to 34%, equipment sales GP increased from 36% to 50% due mainly to (1) approximately $297,000 increase in activation related fees related to Jump Start Program units added during the first six months of fiscal year 2011 compared to the Jump Start Program units added during the nine months ended March 31, 2010, (2) $225,000 of Visa support funding for installation and making operational Visa accepting ePorts during the nine months ended March 31, 2011 and $0 during the nine months ended March 31, 2010, and (3) approximately $73,000 of revenue recognized under our May 2008 agreement with a customer during the nine months ended March 31, 2011, and license and transaction fees GP increased from 24% to 27% due mainly to the decrease in third party supplier costs related to the contract amendment referred to above.

SG&A of $8,036,539, decreased by $3,587,343 or 31%, from the nine month period a year ago, due to an approximate $2,008,000 decrease as a result of the Company’s expense reduction efforts and an approximate $1,579,000 decrease in proxy contest, litigation and settlement expenses incurred during the nine months ended March 31, 2010. The Company’s expense reduction of $2,008,000 consisted of decreases in consulting and other professional services of approximately $1,096,000, compensation expenses of approximately $440,000, product development material costs of approximately $177,000, advertising and marketing costs of approximately $86,000, travel and entertainment costs of approximately $79,000 and other net decreases of approximately $130,000.

The consulting and other professional services decrease of approximately $1,096,000 outside of proxy contest, litigation and settlement expenses in the prior period was primarily due to $458,000 of reductions in research and development services due to the completion of projects, as well as reductions in costs of information technology ($339,000), accounting ($114,000) and other services ($269,000) offset by an increase of approximately $84,000 in legal costs. The compensation expense net decrease of approximately $440,000 was due to net decreases of approximately $195,000 in charges related to the LTIP and other non-cash compensation expenses, approximately $137,000 in salaries and commissions, as well as a decrease of approximately $108,000 in benefit costs.

The nine months ended March 31, 2011 resulted in a net loss of $4,534,012 (including approximately $2.8 million of non-cash charges) compared to a net loss of $9,481,694 (including approximately $1.5 million of non-cash charges) for the nine months ended March 31, 2010, an improvement of $4,947,682, or 52%. Net loss for the nine month period ended March 31, 2011 was the lowest net loss during the first nine months of any fiscal year since our shares became listed on The NASDAQ Stock Market in March 2007. For the nine month period ended March 31, 2011, the loss per common share was $.20 as compared to a loss per common share of $.47 for the prior corresponding nine month period.

Reconciliation of net loss to EBITDA for the nine months ended March 31, 2011 and March 31, 2010:

	Nine Months Ended
	March 31, 2011	March 31, 2010
Net loss	$(4,534,012)	$(9,481,694)

Less interest income	(56,715)	(36,863)

Plus interest expense	32,424	48,758

Plus income tax expense	--	--

Plus depreciation expense	1,073,275	519,142

Plus amortization expense	775,800	775,800

Plus change in fair value of warrant liabilities	850,740	--

EBITDA	$(1,858,488)	$(8,174,857)

As used herein, EBITDA represents net income (loss) before interest income, interest expense, income taxes, depreciation and amortization, and the change in fair value of warrant liabilities. We believe that EBITDA should exclude the change in fair value of warrant liabilities because it represents a non-cash charge that is not related to the Company’s operations. EBITDA is a non-GAAP financial measure is not required by or defined under GAAP (Generally Accepted Accounting Principles), nor is the presentation of this financial measure intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company's net income or net loss as determined in accordance with GAAP, and is not a substitute for or measure of the Company's profitability or net earnings. EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, as it is less susceptible to variances in actual performance resulting from depreciation and amortization and due to non-cash charges for changes in fair value of warrant liabilities.

Liquidity and Capital Resources

For the nine months ended March 31, 2011, net cash of $3,627,934 was used by operating activities, primarily due to cash used related to changes in the Company’s operating assets and liabilities of $1,870,154 and the net loss of $4,534,012 offset by non-cash charges totaling $2,776,232, representing the issuance and change in fair value of common stock warrants, vesting and issuance of common stock for employee compensation, bad debt expense, loss on disposal of equipment and the depreciation and amortization of assets.

The $1,870,154 change in the Company’s operating assets and liabilities, was primarily the result of $3,779,877 of inventory used in the Jump Start Program during the first six months of the fiscal year and an increase in inventory unrelated to inventory used in the Jump Start Program and a decrease in accrued expenses, offset by decreases in accounts receivable and prepaid expenses and other assets, and an increase in accounts payable.

During the nine months ended March 31, 2011, the Company used $240,811 in investing activities related to the purchase of network equipment and had $9,556,298 of net cash provided by financing activities mainly due to proceeds of stock issuances less repayment of long-term debt.

The Company has incurred losses since inception. Our accumulated deficit through March 31, 2011 is composed of cumulative losses amounting to approximately $192,000,000, preferred dividends converted to common stock of approximately $2,700,000, and charges incurred for the open-market purchases of preferred stock of approximately $150,000. The Company has historically raised capital through equity offerings in order to fund operations.

In March 2011, the Company received net cash proceeds of $9,894,095 from the issuance of restricted common stock and common stock warrants (See Note 6 to the Consolidated Financial Statements) to accredited, institutional investors. Due largely to this cash infusion, as of March 31, 2011 the Company had $13,291,877 of cash and cash equivalents on hand, of which approximately $700,000 was cash received by the Company for transaction processing services which is payable to customers. As stated above, and as a condition of this securities offering, the Company terminated the LPC Agreement.

The proceeds from the offering will be used primarily to support the continuation of the Company’s Jump Start program which was reintroduced to our customers in April 2011.

During the remainder of the 2011 fiscal year, the Company anticipates incurring capital expenditures of approximately $500,000 in connection with units expected to be used in the Jump Start Program and additional capital expenditures of approximately $250,000 for property and equipment.

Our average monthly cash-based SG&A expenses during the nine months ended March 31, 2011 were approximately $884,000. Based on our financial forecasts and related assumptions, including continued increases in sales or rentals of our ePort® units, the Company believes its existing cash and cash equivalents as of March 31, 2011, should provide sufficient funds to meet the Company’s cash requirements, including capital expenditures and repayment of long-term debt, through at least July 1, 2012.

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2011. Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There have been no changes during the quarter ended March 31, 2011 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information

Item 3.   Defaults Upon Senior Securities

There were no defaults on any senior securities. However, on February 1, 2011 an additional $332,226 of dividends were accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of March 31, 2011 are $10,267,420. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

Item 6.   Exhibits

10.1	First Amendment to Employment and Non-Competition Agreement between the Company and George R. Jensen dated April 14, 2011.

10.2	First Amendment to Employment and Non-Competition Agreement between the Company and Stephen P. Herbert dated April 14, 2011.

10.3	Fourth Amendment to Employment and Non-Competition Agreement between the Company and David M. DeMedio dated April 14, 2011.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date: May 10, 2011	/s/ George R. Jensen, Jr.
George R. Jensen, Jr., Chairman and
Chief Executive Officer

Date: May 10, 2011	/s/ David M. DeMedio
David M. DeMedio,
Chief Financial Officer