Form 10-Q
period 2011-09-30
USA TECHNOLOGIES INC
filed 2011-11-08
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 25, 2011, there were 32,467,842 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.
Consolidated Balance Sheets

	September 30,	June 30,
	2011	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,099,937	$12,991,511
Accounts receivable, less allowance for uncollectible accounts of $53,000 and $113,000, respectively	1,469,274	1,634,719
Finance receivables	377,232	285,786
Inventory	2,509,534	2,670,332
Prepaid expenses and other current assets	906,641	846,033
Total current assets	16,362,618	18,428,381

Finance receivables, less current portion	$147,946	$195,601
Property and equipment, net	8,623,561	7,395,775
Intangibles, net	1,935,753	2,194,353
Goodwill	7,663,208	7,663,208
Other assets	108,112	126,687
Total assets	$34,841,198	$36,004,005

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,981,809	$5,638,361
Accrued expenses	1,615,431	1,088,090
Current obligations under long-term debt	330,669	155,428
Total current liabilities	6,927,909	6,881,879

Long-term liabilities:
Long-term debt, less current portion	398,880	97,633
Accrued expenses, less current portion	221,725	166,709
Warrant liabilities, non-current	995,644	2,732,253
Total long-term liabilities	1,616,249	2,996,595
Total liabilities	8,544,158	9,878,474

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000 Series A convertible preferred-Issued and outstanding shares- 442,968 (liquidation preference of $15,029,326 and $14,697,100, respectively)	3,138,056	3,138,056
Common stock, no par value: Authorized shares- 640,000,000 Issued and outstanding shares- 32,378,356 and 32,281,140, respectively	220,023,061	219,772,598
Accumulated deficit	(196,864,077)	(196,785,123)

Total shareholders’ equity	26,297,040	26,125,531

Total liabilities and shareholders’ equity	$34,841,198	$36,004,005

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended
	September 30,
	2011	2010

Revenues:
License and transaction fees	$5,419,663	$3,344,472
Equipment sales	1,286,085	1,096,193
Total revenues	6,705,748	4,440,665

Cost of services	3,761,577	2,436,200
Cost of equipment	895,135	648,898
Gross profit	2,049,036	1,355,567

Operating expenses:
Selling, general and administrative	3,468,070	2,913,298
Depreciation and amortization	403,232	341,541
Total operating expenses	3,871,302	3,254,839
Operating loss	(1,822,266)	(1,899,272)

Other income (expense):
Interest income	17,867	25,310
Interest expense	(11,164)	(12,652)
Change in fair value	1,736,609	-
Total other income, net	1,743,312	12,658
Net loss	(78,954)	(1,886,614)
Cumulative preferred dividends	(332,226)	(333,351)
Loss applicable to common shares	$(411,180)	$(2,219,965)
Loss per common share (basic and diluted)	$(0.01)	$(0.09)
Weighted average number of common shares outstanding (basic and diluted)	32,288,638	25,842,604

See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance, June 30, 2011	442,968	$3,138,056	32,281,140	$219,772,598	$(196,785,123)	$26,125,531

Issuance of shares for exercise of warrants at $2.20 per share			4,550	10,010		10,010
Issuance and vesting of shares granted to employees and directors under the 2010 Stock Incentive Plan			92,666	240,453		240,453
Net loss			-	-	(78,954)	(78,954)

Balance, September 30, 2011	442,968	$3,138,056	32,378,356	$220,023,061	$(196,864,077)	$26,297,040

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	September 30,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(78,954)	$(1,886,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Charges incurred in connection with the issuance and vesting of common stock for employee and director compensation	240,453	8,103
Charges incurred in connection with the Long-term Equity Incentive Program	-	61,303
Change in fair value of warrants	(1,736,609)	-
Loss on disposal of property and equipment	-	10,380
Depreciation, $418,493 and $183,365, respectively, of which is allocated to cost of services	563,125	266,306
Amortization	258,600	258,600
Bad debt expense (recovery)	(22,056)	8,316
Changes in operating assets and liabilities:
Accounts receivable	187,501	143,576
Finance receivables	(43,791)	111,824
Inventory	(1,073,810)	(961,778)
Prepaid expenses and other assets	48,339	132,920
Accounts payable	(656,552)	(19,818)
Accrued expenses	582,357	(67,895)
Net cash used in operating activities	(1,731,397)	(1,934,777)

INVESTING ACTIVITIES:
Purchase of property and equipment, net	(60,348)	(89,999)
Net cash used in investing activities	(60,348)	(89,999)

FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	10,010	8,085
Repayment of long-term debt	(109,839)	(120,252)
Net cash used in financing activities	(99,829)	(112,167)

Net decrease in cash and cash equivalents	(1,891,574)	(2,136,943)
Cash and cash equivalents at beginning of period	12,991,511	7,604,324
Cash and cash equivalents at end of period	$11,099,937	$5,467,381

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,708	$13,472
Equipment and software acquired under capital lease	$495,955	$-
Prepaid insurance financed with long-term debt	$90,372	$94,311
Reclass of inventory to fixed assets for rental units	$1,234,608	$493,587
Disposal of property & equipment	$20,407	$140,931

See accompanying notes.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.  Accounting Policies

Business

USA Technologies, Inc. (the “Company”, “We” or “Our”) was incorporated in the Commonwealth of Pennsylvania in January 1992. The Company is a leading supplier of cashless, remote management, reporting and energy management solutions serving the unattended Point of Sale (“POS”) market. Our networked devices and associated services enable the owners and operators of everyday, stand-alone, distributed assets, such as vending machines, kiosks, personal computers, photocopiers, and laundry equipment, the ability to remotely monitor, control and report on the results of these distributed assets, as well as the ability to offer their customers cashless payment options. The Company also manufactures and sells energy management products which reduce the electrical power consumption of various equipment such as refrigerated vending machines and glass front coolers, thus reducing the electrical energy costs associated with operating this equipment. The Company’s customers are primarily located in the United States.

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. The balance sheet at June 30, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company has incurred losses from its inception through June 30, 2011 and losses have continued through September 30, 2011 and are expected to continue during fiscal year 2012. The Company’s ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and available capital resources. Until the Company’s products and services can generate sufficient operating revenues, the Company will be required to use its cash and cash equivalents on hand, as well as raise capital to meet its cash flow requirements including the potential issuance of Common Stock.

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

Included in cash and cash equivalents at September 30, 2011 and June 30, 2011 was approximately $0 and $410,000, respectively, of cash received by the Company for transaction processing services which is payable to our customers. Included in accounts receivable are amounts for transactions processed with our card processers for which cash has not been received by the Company and included in accounts payable are amounts for transactions processed with our card processers and due to our customers, which are recorded net of fees due to the Company. Generally, contractual terms require us to remit amounts owed to our customers on a weekly basis.

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

Income Taxes

No provision for income taxes has been made for the three months ended September 30, 2011 and 2010 given the Company’s losses in 2011 and 2010 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

Equity Awards

In accordance with the FASB Accounting Standards Codification (“ASC”) Topic 718 the cost of employee and director services received in exchange for an award of equity instruments is based on the grant-date fair value of the award and allocated over the vesting period of the award.

The Company recorded stock compensation expense of $240,453 and $8,103 related to common stock grants and vesting of shares previously granted to employees and directors, excluding the Long-Term Equity Incentive Program (“LTIP” or the “LTIP Program”) during the three months ended September 30, 2011 and 2010, respectively. The Company recorded stock compensation expense of $0 and $61,303 related to the vesting of shares under the fiscal year 2010 LTIP Program during the three months ended September 30, 2011 and 2010, respectively. There were no common stock options granted, vested or recorded as expense during the three months ended September 30, 2011 and 2010.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.  Accounting Policies (Continued)

On September 15, 2011, at the recommendation of the Compensation Committee, the board of directors adopted the Fiscal Year 2012 Performance Share Plan (the “2012 Plan”) covering the Company’s executive officers. On that date there were not sufficient shares available under the existing stock plans that had been approved by the shareholders of the Company. Pursuant to the 2012 Plan the Company may be required to pay the executives an amount of cash equal to the value of shares earned but not available to be issued to the executives. As such and in accordance with ASC Topic 718, “Stock Compensation”, this award is accounted for as a liability of the Company. As of September 30, 2011 and for the three months then ended the Company recorded a liability as if the award will be settled in cash and recorded expense of $47,582 as its estimate of the award earned by Company’s executive officers.

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

Recent Accounting Pronouncement

In December 2010, the Financial Accounting Standards Board issued ASU 2010-28 Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts   Consensus reached in EITF Issue No. 10-A. This will be effective for the Company beginning with the fiscal year ending June 30, 2013.

In April 2011, the Financial Accounting Standards Board issued ASU Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP. This will be effective for the Company beginning with the quarter ending March 31, 2012.

In September 2011, the Financial Accounting Standards Board issued ASU 2011-08 Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This will be effective for the Company beginning with the fiscal year ending June 30, 2013.

The Company does not believe that these or any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

2.	Finance Receivables

Finance receivables include sales-type leases to accommodate extended payment terms for equipment purchases to certain customers. Finance receivables are carried at their contractual amount and charged off against the allowance for credit losses when management determines that recovery is unlikely and the Company ceases collection efforts. Monthly payments for the receivables are collected by deduction from our customers’ vending and equipment transaction funds. The Company recognizes a portion of the lease payments as interest income in the accompanying consolidated financial statements based on the effective interest rate method.

Finance receivables consist of the following:

	September 30,	June 30,
	2011	2011
	(unaudited)
Total finance receivables	$525,178	$481,387
Less current portion	377,232	285,786
Non-current portion of finance receivables	$147,946	$195,601

As of September 30, 2011 and June 30, 2011, there was no allowance for credit losses of finance receivables. As the Company collects monthly payments of the receivables from the customers’ transaction funds the risk of loss was determined to be remote.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2.	Finance Receivables (continued)

Credit Quality Indicators
As of September 30, 2011

Credit risk profile based on payment activity:
Leases

Performing	$525,178
Nonperforming	-
Total	$525,178

Age Analysis of Past Due Finance Receivables
As of September 30, 2011

	31 – 60	61 – 90	Greater			Total
	Days Past Due	Days Past Due	90 Days Past Due	Total Past Due	Current	Finance Receivables

Finance	-	-	-	-	$525,178	$525,178
Total	$-	$-	$-	$-	$525,178	$525,178

3.  Accrued Expenses

Accrued expenses consist of the following:

	September 30,	June 30,
	2011	2011
	(unaudited)
Accrued compensation and related sales commissions	$347,564	$269,335
Accrued professional fees	336,437	197,964
Accrued taxes and filing fees	574,793	302,147
Advanced customer billings	167,688	100,398
Accrued other	410,674	384,955
	$1,837,156	$1,254,799

4.  Long-Term Debt

Long-term debt consists of the following:

	September 30,	June 30,
	2011	2011
	(unaudited)
Capital lease obligations	$509,424	$84,043
Loan agreement	220,125	169,018
	729,549	253,061
Less current portion	330,669	155,428
	$398,880	$97,633

During July 2011, the Company financed a portion of the premiums for various insurance policies totaling $90,372 due in nine equal monthly installment payments of $10,283 at an interest rate of 5.57%.

During August 2011, the Company entered into a capital lease for network equipment totaling approximately $496,000, due in thirty-six monthly payments of $14,145 through August 2014 at an interest rate of 6.8%.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

5.  Fair Value of Financial Instruments

In accordance with the fair value hierarchy described in Note 1, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of September 30, 2011 and June 30, 2011:

September 30, 2011	Level 1	Level 2	Level 3	Total

Cash equivalents	$99,475	$-	$-	$99,475
Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$964,208	$964,208
Common stock warrant liability, warrants exercisable at $5.90 through September 14, 2013	$-	$-	$31,436	$31,436

June 30, 2011	Level 1	Level 2	Level 3	Total

Cash equivalents	$83,267	$-	$-	$83,267
Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$2,638,629	$2,638,629
Common stock warrant liability, warrants exercisable at $5.90 through September 14, 2013	$-	$-	$93,624	$93,624

As of September 30, 2011 and June 30, 2011, the fair values of the Company’s Level 1 financial instruments were $99,475 and $83,267, respectively. These financial instruments consist of money market accounts classified as cash equivalents on the Company’s consolidated balance sheets.

As of September 30, 2011 and June 30, 2011, the Company held no Level 2 financial instruments.

As of September 30, 2011 and June 30, 2011, the fair values of the Company’s Level 3 financial instruments totaled $995,644 and $2,732,253, respectively. The Level 3 financial instruments consist of common stock warrants issued by the Company in March 2011 and March 2007, which include features requiring liability treatment of the warrants. The fair value of warrants issued in March 2011 to purchase 3.9 million shares of the Company’s common stock is based on valuations performed by an independent third party valuation firm. The fair value was determined using proprietary valuation models using the quality of the underlying securities of the warrants, restrictions on the warrants and security underlying the warrants, time restrictions and precedent sale transactions completed in the secondary market or in other private transactions. The fair value of warrants issued in March 2007 to purchase 903,955 shares of the Company’s common stock was estimated by the Company using the Black-Scholes model and applying an estimated fair value adjustment primarily related to the illiquidity of the warrants. Prior to March 31, 2011, the fair value of these warrants was determined to be de minimus and was not included on the Company’s consolidated balance sheets.

There were no transfers of assets or liabilities between level 1, level 2, or level 3 during the three months ended September 30, 2011 and 2010.

	Three months ended September 30,
	2011	2010
	(unaudited)	(unaudited)

Balance, beginning of period	$(2,732,253)	$-
Unrealized gains included in other income related to the change in the fair value of warrant liabilities	1,736,609	-
Purchases, sales, issuances, settlements, or transfers	-	-
Balance, end of period	$(995,644)	$-

USA Technologies, Inc.
Notes to Consolidated Financial Statements

6.  Common Stock and Preferred Stock

On September 27, 2011, the Company and Mr. Jensen, the Company’s Chief Executive Officer at that date, entered into an amended and restated employment agreement, as well as the Jensen Stock Agreement described below. The new employment agreement continued substantially all of the previous terms and conditions of his employment agreement other than the provisions related to the Jensen Shares. The new agreement did not continue the provisions of his prior agreement which obligated the Company to pay any excise taxes attributable to any excess parachute payments which would be payable to Mr. Jensen upon the occurrence of a USA Transaction as well as the Company’s obligation to pay tax gross up payments attributable to such excise taxes. The new agreement also stated that the premiums for Mr. Jensen’s supplemental long term disability policy being paid by the Company would now be included in his wages and be taxable to him. In exchange for modifying the excise tax and related gross up provisions, the Company issued an aggregate of 150,000 shares of common stock to Mr. Jensen under its stock incentive plans which vest as follows: 50,000 on the date the agreement was signed (September 27, 2011) by Mr. Jensen and the Company; 50,000 on the first anniversary of the date of signing (September 27, 2012); and 50,000 on the second anniversary of the date of signing (September 27, 2013). Pursuant to the Separation Agreement and Release (the “Separation Agreement”) entered into by the Company and Mr. Jensen (see Subsequent Events, Note 9, for a more detailed discussion on the Separation Agreement), the 50,000 shares of the Company’s common stock vesting on September 27, 2012 became vested to Mr. Jensen as of October 14, 2011, and the 50,000 shares vesting on September 27, 2013 were forfeited. The Company recorded no expense or reduction of expense for the change in vesting of these shares for the three months ended September 30, 2011.

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

On September 27, 2011, the Company and Mr. Herbert entered into a second amendment to his employment agreement. The amendment eliminated the provisions of his prior agreement which obligated the Company to pay any excise taxes attributable to any excess parachute payments which would be received by Mr. Herbert upon the occurrence of a USA Transaction as well as the Company’s related obligation to make tax gross up payments. The new agreement also stated that the premiums for Mr. Herbert’s supplemental long term disability policy being paid by the Company would now be included in his wages and be taxable to him. In exchange for eliminating the excise tax and related gross up provisions, the Company issued an aggregate of 100,000 shares of common stock to Mr. Herbert under its stock incentive plans which vest as follows: 33,333 on the date the agreement was signed by Mr. Herbert and the Company (September 27, 2011); 33,333 on the first anniversary of the date of signing (September 27, 2012); and 33,334 on the second anniversary of the date of signing (September 27, 2013).

On September 27, 2011, the Company and Mr. DeMedio entered into a fifth amendment to his employment agreement pursuant to which Mr. DeMedio was granted an aggregate of 25,000 shares of common stock as a bonus for his performance during the last six months of the 2011 fiscal year which vest as follows: 8,333 on the date of signing the amendment (September 27, 2011); 8,333 on the first anniversary of such signing date (September 27, 2012); and 8,334 on the second anniversary of such signing date (September 27, 2013). Mr. DeMedio also agreed that the premiums for his supplemental long term disability policy being paid by the Company would now be included in his wages and be taxable to him.

On September 15, 2011, at the recommendation of the Compensation Committee, the board of directors adopted the Fiscal Year 2012 Performance Share Plan (the “2012 Plan”) covering the Company’s executive officers. Under the 2012 Plan, each executive officer will be awarded common stock in the event the Company achieves target goals during the fiscal year ending June 30, 2012 relating to the total number of connections, total revenues, operating expenses, and operating earnings. Operating earnings is defined as earnings before interest and taxes (after bonus accruals and stock awards) and before non-operating gains or losses. The number of eligible shares to be awarded to the executives is based upon the following weightings: 30% by the total number of connections; 30% by total revenues; 10% by operating expenses; and 30% by operating earnings. No awards would be made under the 2012 Plan if either (i) none of the minimum, threshold performance target goals have been achieved, or (ii) if operating earnings for the 2012 fiscal year are not equal or better than those during the 2011 fiscal year.

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

As of September 15, 2011, there were not sufficient shares available under the existing 2011 stock incentive plan or another stock plan that had been approved by the shareholders of the Company; consequently, the Company may be required the executives an amount of cash equal to the value of shares earned but not available to be issued to the executives. Therefore, in accordance with ASC Topic 718, “Stock Compensation”, this award is accounted for as a liability of the Company. As of September 30, 2011 and for the three months then ended the Company recorded a liability as if the award will be settled in cash and recorded expense of $47,582 as its estimate of the award earned by Messrs. Herbert and DeMedio.

Pursuant to the Separation Agreement entered into by the Company and Mr. Jensen (see Subsequent Events, Note 9, for a more detailed discussion on the Separation Agreement), Mr. Jensen is not entitled to earn shares under the 2012 Plan, and therefore no award was estimated for Mr. Jensen for the three months ended September 30, 2011.

7.  Common Stock Warrants

As of September 30, 2011, there were 15,562,649 Common Stock warrants outstanding, all of which were currently exercisable at exercise prices ranging from $1.13 to $7.70 per share. In accordance with ASC Topic 815, Derivatives and Hedging, 4,803,955 of the warrants are subject to liability accounting. Therefore, the fair value of the warrants is included on the Company’s consolidated balance sheets and changes in the fair value are included in the Company’s consolidated statements of operations (see Note 5).

8.  Commitments

Various legal actions and claims occurring in the normal course of business are pending or may be instituted or asserted in the future against the Company. The Company does not believe that the resolution of these matters will have a material effect on the financial position or results of operations of the Company. Legal fees will be expensed as occurred.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

9.  Subsequent Events

Resignation and Separation Agreement

On October 5, 2011, the Company suspended George R. Jensen, Jr., as the Chairman and Chief Executive Officer of the Company pending investigation by the Audit Committee of the Board of Directors of postings by Mr. Jensen concerning the Company made on an Internet message board. During such suspension, Mr. Jensen continued to receive the compensation and benefits provided for under his employment agreement.

On October 14, 2011, the Company and Mr. Jensen entered into a Separation Agreement and Release. Pursuant to the Separation Agreement, Mr. Jensen resigned as Chairman, Chief Executive Officer and as a Director of the Company, effective immediately. The Separation Agreement states that the Company shall provide Mr. Jensen with (i) a lump sum payment of $365,000 which is equal to one year’s base salary subject to applicable payroll and tax withholding; (ii) a lump sum payment of $17,875 which is equal to one year’s car allowance subject to applicable payroll and tax withholding; (iii) a lump sum payment of $28,077 which is attributable to Mr. Jensen’s unused vacation subject to applicable payroll and tax withholding; (iv) group medical and dental insurance coverage for one year at no cost to Mr. Jensen; (v) the 41,667 shares of the Company’s common stock which were awarded to Mr. Jensen in connection with the signing of an amendment to his employment agreement in April 2011 and which would not have otherwise vested until April 2012; and (vi) the 50,000 shares of the Company’s common stock which were awarded to Mr. Jensen in connection with the signing of his amended and restated employment agreement in September 2011 and which would not have otherwise vested until September 2012. The Separation Agreement provides that the confidentiality and restrictive covenant provisions of Mr. Jensen’s September 2011 amended and restated employment agreement shall remain in full force and effect in accordance with their terms. Mr. Jensen has released the Company and certain other parties from and against any and all claims he may have, subject to any rights to indemnification or coverage which he may have under any existing insurance policies of the Company, the bylaws of the Company, or the existing indemnification agreement between him and the Company. Mr. Jensen has also agreed to certain standstill provisions for a three year period.

Pursuant to the Separation Agreement, 41,667 shares of common stock that would have vested in April 2013 in connection with the signing of an amendment to Mr. Jensen’s employment agreement in April 2011 and 50,000 shares of common stock that would have vested in September 2013 in connection with the signing of his amended and restated employment agreement in September 2011 were forfeited.

On October 5, 2011, the Company appointed Stephen P. Herbert, age 48, as interim Chief Executive Officer and Chairman. Since August 1999, Mr. Herbert has been the President and Chief Operating Officer of the Company, and will retain these roles. Mr. Herbert has been an officer and Director of the Company since 1996.

Visa Agreement

On October 12, 2011, the Company and Visa U.S.A. Inc. (“Visa”) entered into a one-year agreement (the “Visa Agreement”) pursuant to which Visa has agreed to make available to the Company reduced interchange fees for debit card transactions. Pursuant to regulations promulgated under the Durbin Amendment to the Dodd Frank Wall Street Reform And Consumer Protection Act of 2010, effective October 1, 2011, the interchange fees for small ticket category transactions paid for through debit cards issued by regulated banks would increase from 1.55% plus $0.04 per transaction to 0.05% plus $0.22 per transaction. The interchange reimbursement fees made available to the Company through the Visa Agreement will allow the Company to continue to accept Visa’s debit products over the one-year term without adversely impacting the Company’s historical gross profit from license and transaction fee revenues. During its fiscal year 2011, approximately 82% of the transactions handled by the Company’s network consisted of small ticket debit card transactions, of which approximately 75% were attributable to Visa debit cards.

During the term of the Visa Agreement, the Company does not anticipate accepting any debit cards with interchange fees that are higher than the rates provided under the Visa Agreement.

The Visa Agreement completely supersedes the prior Acceptance and Promotional Agreement (the “Prior Agreement”) entered into between the Company and Visa dated as of August 16, 2010. The Visa Agreement also provides that any funds received by the Company from Visa pursuant to the Prior Agreement are not subject to clawback by Visa, and all of the rights and obligations of Visa and the Company under the Prior Agreement have been terminated.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

9.  Subsequent Events (Continued)

Commitments

In October 2011, the Company amended the lease of its operations site in Malvern, Pennsylvania, to extend the lease term from December 31, 2011 to December 31, 2012 with the option to extend the lease thereafter for an additional 24 month period. The amendment includes monthly rental payments of approximately $15,100 to $16,200. Beginning in January 2012 the straight-lined rent expense for this office will be approximately $15,600 per month for the duration of the amended lease period.

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

●
whether the Company’s customers continue to utilize the Company’s transaction processing and related services, as our customer agreements are generally cancelable by the customer on thirty to sixty days’ notice;

●
whether the recent significant increase in the interchange fees to be charged by Visa and MasterCard for small ticket debit card transactions would adversely affect our business, including our revenues, gross profits, and anticipated future connections to our network;

●
whether not accepting any debit cards with interchange fees that are higher than the rates provided under the Visa Agreement would adversely affect our business, including our revenues, gross profits, and anticipated future connections to our network;

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

●
whether the actions of Mr. Jensen which resulted in his resignation as Chairman and Chief Executive Officer of the Company would have a material adverse effect on the business prospects of the Company or the future financial results or financial condition of the Company;

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

RESULTS OF OPERATIONS

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

Revenues for the quarter ended September 30, 2011 were $6,705,748, consisting of $5,419,663 of license and transactions fees and $1,286,085 of equipment sales, compared to $4,440,665, consisting of $3,344,472 of license and transaction fees and $1,096,193 of equipment sales for the quarter ended September 30, 2010. The increase in total revenue of $2,265,083, or 51%, was primarily due to an increase in license and transaction fees of $2,075,191, or 62%, from the prior period, and an increase in equipment sales of $189,892 or 17%, from the prior period. The increase in license and transaction fees was primarily due to the increase in the number of ePort® units connected to our USALive® network, and the associated fees generated by these connected units. License and transaction fee revenues consist of monthly service fees and transaction processing fees. We anticipate that our license and transaction fee revenues would continue to increase if the number of connections to our network would continue to increase.

As of September 30, 2011, the Company had approximately 129,000 connections to the USALive® network (including approximately 15,000 third party devices, which are other devices purchased by customers) as compared to approximately 88,000 connections to the USALive® network (including approximately 9,000 third party devices, which are other devices purchased by customers) as of September 30, 2010. During the quarter ended September 30, 2011, the Company added approximately 10,000 connections to our network as compared to approximately 6,000 connections during the quarter ended September 30, 2010. The Jump Start Program units represented approximately 60% and 45% of connections added during the September 2011 and September 2010 fiscal quarters, respectively.

The Company counts its ePort connections upon shipment of an active terminal to a customer under contract, at which time activation on its network is performed by the Company, and the terminal is capable of conducting business via the Company’s network and related services. An ePort connection does not necessarily mean that the unit is actually installed by the customer on a vending machine, or that the unit has begun processing transactions, or that the Company has begun receiving monthly service fees in connection with the unit. At the time of shipment of the ePort, the customer becomes obligated to pay the one-time activation fee, and is obligated to pay monthly service fees in accordance with the terms of the customer’s contract with the Company.

During the quarter ended September 30, 2011, the Company processed approximately 25 million transactions totaling approximately $42 million compared to approximately 14 million transactions totaling approximately $24 million during the quarter ended September 30, 2010, an increase of approximately 79% in the number of transactions and approximately 75% in dollars processed. Pursuant to its agreements with customers, the Company earns transaction processing fees equal to a percentage of the dollar volume processed by the Company, which are included as licensing and transaction processing revenues in its Consolidated Statements of Operations. The Company’s transaction processing volume is not indicative of the gross profit from license and transaction fees which is based upon the monthly service fees and transaction processing fees paid to us by our customers.

In addition, our customer base increased with approximately 300 new ePort customers added to its USALive® network during the quarter ended September 30, 2011 bringing the total number of such customers to approximately 2,225 as of September 30, 2011. The Company added approximately 150 new ePort customers in the quarter ended September 30, 2010. By comparison, the Company had approximately 1,200 ePort customers as of September 30, 2010, representing an 85% increase during the past twelve months. We count a customer as a new ePort customer upon shipment of the first ePort unit to the customer. When a reseller sells our ePort, we count a customer as a new ePort customer upon the signing of the applicable services agreement with the customer.

The $189,892 increase in equipment sales was a result of an increase of approximately $160,000 related to ePort® products and fees and an increase of approximately $65,000 in Energy Miser products, offset by a decrease of approximately $35,000 in sales of the Business Center and eSuds® product lines combined. The increase in ePort® hardware sale revenue is due mainly to a larger number of units shipped in the quarter ended September 30, 2011 versus the quarter ended September 30, 2010 being part of the Jump Start Program, for which the Company records a one-time activation fee, but does not record any corresponding costs of an equipment (hardware) sale. Pursuant to the Jump Start Program, the Company is entitled to receive a one-time activation fee upon shipment of the device, a monthly service fee in accordance with the terms of the customer’s contract with the Company, and transactional processing fees due in connection with the cashless activity generated by the device.

Cost of sales consisted of network and transaction services related costs of $3,761,577 and $2,436,200 and equipment costs of $895,135 and $648,898 and for the quarter ended September 30, 2011 and 2010, respectively. The increase in total cost of sales of $1,571,614 over the prior fiscal quarter was due to an increase in network and transaction services of $1,325,377 and an increase in equipment costs of $246,237. The increase in network and transaction services costs was directly related to increases in units connected to the network and increases in processing volume. The increase in equipment costs related to the increased number of ePort® and Energy Miser products sold as well an approximate additional $74,000 of freight-in costs associated with our newly offered Verizon enabled ePort® in the quarter ended September 30, 2011 versus the same quarter a year ago.

Gross profit (“GP”) for the quarter ended September 30, 2011 was $2,049,036 compared to gross profit of $1,355,567 for the previous fiscal quarter, an increase of $693,469, of which $749,814 is attributable to license and transaction fees, offset by a decrease of $56,345 of equipment sales GP. The increase in GP dollars from license and transaction fees was generated by additional devices connected to our network. The decrease in GP from equipment sales is predominately due to $74,000 of additional costs incurred during the quarter ended September 30, 2011 for freight-in of the newly offered Verizon enabled ePort® as well as the prior fiscal quarter’s Visa support funding of approximately $33,000. Overall percentage based GP was consistent between fiscal quarters, while license and transaction fees GP increased from 27% to 31% due mainly to lowering the average network communication costs per connection from improved service management and equipment sales GP decreased from 41% to 30% due mainly to additional freight-in costs during the quarter as discussed above and the prior fiscal quarter having Visa support funding for deployment costs that was not available in the current quarter.

Selling, general and administrative expenses (“SG&A”) of $3,468,070 for the quarter ended September 30, 2011, increased by $554,772 or 19%, from the prior fiscal quarter, due to increases of approximately $278,000 in employee compensation and benefit expenses, $160,000 in additional sales taxes, and net increases of approximately $78,000 in consulting and professional services and other net increases of approximately $39,000.

Employee compensation and benefit expenses increased by approximately $278,000 primarily due to a $229,000 increase in salaries and bonuses as well as a $149,000 net increase in non-cash charges incurred with the vesting and issuances of common stock for employee services offset by a decrease of $99,000 in severance and benefit expenses.

Consulting and professional service fees increased by approximately $78,000 due to $89,000 of additional expenses of legal and investigative services surrounding Mr. Jensen’s separation from the Company, as well as an increase of $58,000 for other legal services and an increase of $49,000 for accounting services, offset by an approximate $105,000 decrease in information technology consulting services. The Company has incurred legal and investigative expenses relating to Mr. Jensen’s separation from the Company subsequent to September 30, 2011, and these additional expenses would be reflected in future reporting periods.

The quarter ended September 30, 2011 resulted in a net loss of $78,954 compared to a net loss of $1,886,614 for the quarter ended September 30, 2010. The net loss for the quarter ended September 30, 2011 reflected other income in the amount of $1,736,609 attributable to the reduction during the quarter of the fair value of the Company’s warrant based liabilities, all as described in note 5 to the Consolidated Financial Statements. For the quarter ended September 30, 2011, the loss per common share was $0.01 as compared to a loss per common share of $0.09 for the prior fiscal quarter.

Effective October 1, 2011, Visa and MasterCard significantly raised their interchange fees for small ticket category transactions paid for through debit cards issued by regulated banks as defined under the “Durbin Amendment” to the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010. The interchange rates would increased from 1.55% of a transaction plus 4 cents, to 0.05% of a transaction plus 22 cents, which represents an increase of approximately 247% based on a transaction of $1.67, which was the average transaction experienced by the Company during fiscal year 2011.

On October 12, 2011, the Company and Visa entered into a one-year agreement (the “Visa Agreement”) pursuant to which Visa has agreed to make available to the Company reduced interchange fees for debit card transactions. The interchange reimbursement fees made available to the Company will allow the Company to continue to accept Visa’s debit products over the one-year term without adversely impacting the Company’s historical gross profit from license and transaction fee revenues (see Subsequent Events, Note 9 to the Consolidated Financial Statements for more information). During its fiscal year 2011, approximately 82% of the transactions handled by the Company’s network consisted of small ticket debit card transactions, of which approximately 75% were attributable to Visa debit cards.

During the term of the Visa Agreement, the Company does not anticipate accepting any debit cards with interchange fees that are higher than the rates provided under the Visa Agreement. The Company will continue to accept Visa- branded debit and pre-paid cards in addition to all major credit cards, including Visa, MasterCard, Discover and American Express at its current processing rates.  In addition, as the result of the Visa Agreement, the Company recently announced it will not increase in its processing rates to its customers.

During the quarter ended September 30, 2011, approximately 18% of transactions handled by the Company consisted of debit cards with interchange fees higher than the rates provided under the Visa Agreement had the Visa Agreement been in place at the beginning of the quarter. It is possible that this transaction volume, once acceptance of these cards cease, could be replaced by either credit card or Visa debit card use. However, if the amount of cashless volume handled by the Company decreases as a result of not accepting any debit card with interchange fees higher than the rates provided under the Visa Agreement, our license and transaction revenue would decline by an amount equal to the transaction processing rate the Company charges our customer per cashless transaction. We cannot estimate at this time, if or to what extent any such reduction in transaction volume would be replaced by credit cards or Visa debit cards, or if the rate of anticipated future connections and/or the number of our current connections to our network would be materially adversely affected.

Liquidity and Capital Resources

For the quarter ended September 30, 2011, net cash of $1,731,397 was used by operating activities, primarily due to cash used related to changes in the Company’s operating assets and liabilities of $955,956 and the net loss of $78,954 offset by net non-cash charge reductions totaling $696,487, consisting of the reduction in the fair value of common stock warrants of $1,736,609 offset by vesting and issuance of common stock for employee and director compensation, and the depreciation and amortization of assets.

The $955,956 cash used related to changes in the Company’s operating assets and liabilities was primarily the result of $1,234,608 of inventory used in the Jump Start Program during the quarter and a net decrease in accounts payable and accrued expenses, offset by cash provided by changes in receivables and prepaid assets.

During the quarter ended September 30, 2011, the Company used $60,348 in investing activities related to property and equipment, used net cash $99,829 in financing activities mainly due to repayment of long-term debt offset by proceeds from stock issuances of $10,010 from the exercise of warrants.

The Company has incurred losses since inception. Our accumulated deficit through September 30, 2011 is composed of cumulative losses amounting to approximately $194,027,000, preferred dividends converted to common stock of approximately $2,688,000 and charges incurred for the open-market purchases of preferred stock of approximately $149,000. The Company has historically raised capital through equity offerings in order to fund operations.

During the remainder of the 2012 fiscal year, the Company anticipates incurring capital expenditures of approximately $6,300,000 in connection with ePort units expected to be used in the Jump Start Program and additional capital expenditures of approximately $650,000 for property and equipment.

As a result of the connections added during the most recent fiscal quarters, recurring revenue from license and transaction fees increased from approximately $3,340,000 for the three months ended September 30, 2010 to approximately $5,420,000 for the three months ended September 30, 2011, an increase of 62%. In addition, total GP has increased from approximately $1,360,000 for the three months ended September 30, 2010 to approximately $2,050,000 for the three months ended September 30, 2011, an increase of 51%.

Our average monthly SG&A expenses during the quarter ended September 30, 2011 were approximately $1,156,000. This included non-cash charges during the quarter of approximately $218,000 consisting of stock-based compensation and bad debt recoveries, as well as cash expenses of approximately $160,000 related to non-recurring sales tax expenses. Excluding these charges, our average monthly cash-based SG&A expenses during the quarter ended September 30, 2011 were approximately $1,030,000.

Assuming our average monthly cash-based SG&A expenses incurred in the September 30, 2011 quarter would continue through the remainder of the fiscal year, the Company believes its existing cash and cash equivalents as of September 30, 2011, would provide sufficient funds to meet its cash requirements, including capital for the Jump Start Program, capital expenditures, repayment of long-term debt, funding the separation payments to Mr. Jensen from the Company pursuant to the Separation and Release Agreement and funding the legal and investigative expenses incurred or anticipated to be incurred by the Company in connection with Mr. Jensen’s separation of employment with the Company, through at least July 1, 2012.

For the quarter ended September 30, 2011, the Company had an adjusted EBITDA loss of $760,088. Reconciliation of net loss to Adjusted EBITDA loss for the quarters ended September 30, 2011 and 2010:

	Three months ended
	September 30,
	2011	2010
Net loss	$(78,954)	$(1,886,614)

Less interest income	(17,867)	(25,310)

Plus interest expense	11,164	12,652

Plus income tax expense	-	-

Plus depreciation expense	563,125	266,306

Plus amortization expense	258,600	258,600

Less change in fair value of warrant liabilities	(1,736,609)	-

Plus stock-based compensation	240,453	8,103

Adjusted EBITDA loss	$(760,088)	$(1,366,263)

As used herein, Adjusted EBITDA represents net income (loss) before interest income, interest expense, income taxes, depreciation, amortization, and change in fair value of warrant liabilities and stock-based compensation expense. We have excluded the non-operating item, change in fair value of warrant liabilities, because it represents a non-cash charge that is not related to the Company’s operations. We have excluded the non-cash expenses, stock-based compensation, as it does not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, and because it is less susceptible to variances in actual performance resulting from depreciation and amortization and non-cash charges for changes in fair value of warrant liabilities and stock-based compensation expense.

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2011. Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified  in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There have been no changes during the quarter ended September 30, 2011 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information

Item 3.   Defaults Upon Senior Securities

There were no defaults on any senior securities. However, on August 1, 2011, an additional $332,226 of dividends was accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of September 30, 2011 are $10,599,646. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $0.75 per share.

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

USA TECHNOLOGIES, INC.

Date: November 8, 2011	/s/ Stephen P. Herbert
Stephen P. Herbert
Interim Chief Executive Officer and President

Date: November 8, 2011	/s/ David M. DeMedio
David M. DeMedio
Chief Financial Officer