Form 10-Q
period 2011-12-31
USA TECHNOLOGIES INC
filed 2012-02-08
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 1, 2012, there were 32,646,606 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.
Consolidated Balance Sheets

	December 31,	June 30,
	2011	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,330,381	$12,991,511
Accounts receivable, less allowance for uncollectible accounts of $34,000 and $113,000, respectively	1,643,767	1,634,719
Finance receivables	283,153	285,786
Inventory	3,341,622	2,670,332
Prepaid expenses and other current assets	1,115,379	846,033
Total current assets	13,714,302	18,428,381

Finance receivables, less current portion	$232,346	$195,601
Property and equipment, net	9,217,557	7,395,775
Intangibles, net	1,677,153	2,194,353
Goodwill	7,663,208	7,663,208
Other assets	85,584	126,687
Total assets	$32,590,150	$36,004,005

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,316,318	$5,638,361
Accrued expenses	1,747,910	1,088,090
Current obligations under long-term debt	297,980	155,428
Total current liabilities	6,362,208	6,881,879

Long-term liabilities:
Long-term debt, less current portion	336,134	97,633
Accrued expenses, less current portion	396,940	166,709
Warrant liabilities, non-current	843,885	2,732,253
Total long-term liabilities	1,576,959	2,996,595
Total liabilities	7,939,167	9,878,474

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000 Series A convertible preferred-Issued and outstanding shares- 442,968 (liquidation preference of $15,029,326 and $14,697,100, respectively)	3,138,056	3,138,056
Common stock, no par value: Authorized shares- 640,000,000 Issued and outstanding shares- 32,465,454 and 32,281,140, respectively	220,198,064	219,772,598
Accumulated deficit	(198,685,137)	(196,785,123)
Total shareholders’ equity	24,650,983	26,125,531

Total liabilities and shareholders’ equity	$32,590,150	$36,004,005

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010

Revenues:
License and transaction fees	$5,583,464	$3,755,690	$11,003,127	$7,100,163
Equipment sales	1,298,134	2,260,826	2,584,219	3,357,020
Total revenues	6,881,598	6,016,516	13,587,346	10,457,183

Cost of services	3,983,251	2,684,812	7,744,828	5,121,011
Cost of equipment	959,891	843,683	1,855,027	1,492,581
Gross profit	1,938,456	2,488,021	3,987,491	3,843,591

Operating expenses:
Selling, general and administrative	3,531,081	2,262,967	6,999,150	5,176,266
Depreciation and amortization	344,409	365,677	747,641	707,218
Total operating expenses	3,875,490	2,628,644	7,746,791	5,883,484
Operating loss	(1,937,034)	(140,623)	(3,759,300)	(2,039,893)

Other income (expense):
Interest income	13,286	17,469	31,154	42,779
Interest expense	(49,072)	(9,977)	(60,236)	(22,629)
Change in fair value	151,759	-	1,888,368	-
Total other income, net	115,973	7,492	1,859,286	20,150
Net loss	(1,821,061)	(133,131)	(1,900,014)	(2,019,743)
Cumulative preferred dividends	-	-	(332,226)	(333,351)
Loss applicable to common shares	$(1,821,061)	$(133,131)	$(2,232,240)	$(2,353,094)
Loss per common share (basic and diluted)	$(0.06)	$(0.01)	$(0.07)	$(0.09)
Weighted average number of common shares outstanding (basic and diluted)	32,448,040	26,005,257	32,368,339	25,923,931

See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance, June 30, 2011	442,968	$3,138,056	32,281,140	$219,772,598	$(196,785,123)	$26,125,531

Issuance of shares for exercise of warrants at $2.20 per share			4,550	10,010		10,010
Issuance and vesting of shares granted to employees and directors under the 2010 Stock Incentive Plan			48,132	158,529		158,529
Issuance and vesting of shares granted to employees and directors under the 2011 Stock Incentive Plan			141,666	268,968		268,968
Retirement of 10,034 shares of common stock			(10,034)	(12,041)		(12,041)
Net loss					(1,900,014)	(1,900,014)
Balance, December 31, 2011	442,968	$3,138,056	32,465,454	$220,198,064	$(198,685,137)	$24,650,983

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	December 31,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(1,900,014)	$(2,019,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Charges incurred in connection with the issuance and vesting of common stock for employee and director compensation	427,497	8,802
Charges incurred in connection with the Long-term Equity Incentive Program	-	54,395
Change in fair value of warrants	(1,888,368)	-
(Gain) Loss on disposal of property and equipment	(12,003)	10,380
Depreciation, $885,674 and $414,646, respectively, of which is allocated to cost of services	1,116,115	604,664
Amortization	517,200	517,200
Bad debt expense (recovery)	(41,568)	25,728
Changes in operating assets and liabilities:
Accounts receivable	32,520	761,748
Finance receivables	(34,112)	96,141
Inventory	(2,727,284)	(2,541,602)
Prepaid expenses and other assets	(137,871)	447,635
Accounts payable	(1,322,043)	197,559
Accrued expenses	890,051	(331,201)
Net cash used in operating activities	(5,079,880)	(2,168,294)

INVESTING ACTIVITIES:
Purchase of property and equipment, net	(373,945)	(213,745)
Net cash used in investing activities	(373,945)	(213,745)

FINANCING ACTIVITIES:
Net proceeds from issuance (retirements) of common stock and exercise of common stock warrants	(2,031)	5,824
Repayment of long-term debt	(205,274)	(232,113)
Net cash used in financing activities	(207,305)	(226,289)

Net decrease in cash and cash equivalents	(5,661,130)	(2,608,328)
Cash and cash equivalents at beginning of period	12,991,511	7,604,324
Cash and cash equivalents at end of period	$7,330,381	$4,995,996

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,800	$23,269
Equipment and software acquired under capital lease	$495,955	$-
Prepaid insurance financed with long-term debt	$90,372	$94,311
Conversion of convertible preferred stock to common stock	$-	$10,620
Conversion of cumulative preferred dividends to common stock	$-	$33,000
Reclass of inventory to fixed assets for rental units	$2,055,994	$3,823,972
Disposal of property and equipment	$54,638	$140,931

See accompanying notes.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.  Accounting Policies

Business

USA Technologies, Inc. (the “Company”, “We” or “Our”) was incorporated in the Commonwealth of Pennsylvania in January 1992. The Company is a leading supplier of cashless, remote management, reporting and energy management solutions serving the unattended Point of Sale (“POS”) market. Our networked devices and associated services enable the owners and operators of everyday, stand-alone, distributed assets, such as vending machines, kiosks, personal computers, photocopiers, and laundry equipment, the ability to remotely monitor, control and report on the results of these distributed assets, as well as the ability to offer their customers cashless payment options. The Company also manufactures and sells energy management products which reduce the electrical power consumption by various equipment such as refrigerated vending machines and glass front coolers, thus reducing the electrical energy costs associated with operating this equipment. The Company’s customers are primarily located in the United States.

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the six month period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. The balance sheet at June 30, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company has incurred losses from its inception through June 30, 2011 and losses have continued through December 31, 2011 and are expected to continue during fiscal year 2012. The Company’s ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and available capital resources. Until the Company’s products and services can generate sufficient operating revenues, the Company will be required to use its cash and cash equivalents on hand, as well as raise capital to meet its cash flow requirements including the potential issuance of Common Stock.

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

Included in cash and cash equivalents at December 31, 2011 and June 30, 2011 was approximately $0 and $410,000, respectively, of cash received by the Company for transaction processing services which is payable to our customers. Included in accounts receivable are amounts for transactions processed with our card processers for which cash has not been received by the Company and included in accounts payable are amounts for transactions processed with our card processers and due to our customers, which are recorded net of fees due to the Company. Generally, contractual terms require us to remit amounts owed to our customers on a weekly basis.

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

Property and Equipment

Property and equipment are recorded at cost. Property and equipment are depreciated on the straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on the straight-line basis over the lesser of the estimated useful life of the asset or the respective lease term. Inventory is transferred to property and equipment upon the shipment of ePorts to our customers under the terms of an operating lease.

Income Taxes

No provision for income taxes has been made for the three months ended December 31, 2011 and 2010 given the Company’s losses in 2011 and 2010 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

Equity Awards

In accordance with the FASB Accounting Standards Codification (“ASC”) Topic 718 the cost of employee and director services received in exchange for an award of equity instruments is based on the grant-date fair value of the award and allocated over the vesting period of the award.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.  Accounting Policies (Continued)

Equity Awards (Continued)

On September 15, 2011, at the recommendation of the Compensation Committee, the board of directors adopted the Fiscal Year 2012 Performance Share Plan (the “2012 Plan”) covering the Company’s executive officers. On that date there were not sufficient shares available under the existing stock plans that had been approved by the shareholders of the Company. Pursuant to the 2012 Plan the Company may be required to pay the executives an amount of cash equal to the value of shares earned but not available to be issued to the executives. As such and in accordance with ASC Topic 718, “Stock Compensation”, this award is accounted for as a liability of the Company. The Company recorded a liability as if the award will be settled in cash and recorded expense of $18,986 and $66,568 for the three and six months ended December 31, 2011, respectively, as its estimate of the award earned by Company’s executive officers.

The Company recorded stock compensation expense of $187,044 and $427,497 related to common stock grants and vesting of shares previously granted to employees and directors during the three and six months ended December 31, 2011, respectively. There was no expense during the three or six months ended December 31, 2011 related to the Long-Term Equity Incentive Program (“LTIP” or “LTIP Program”) the Company had for its executives in prior fiscal years. There were no common stock options granted, vested or recorded as expense during the three or six months ended December 31, 2011 and 2010.

The Company recorded stock compensation expense of $699 and $8,802 related to common stock grants and vesting of shares previously granted to employees and directors during the three and six months ended December 31, 2010, respectively. Related to the change in fair value and/or the vesting of shares under the LTIP, the Company recorded a reduction of stock compensation expense and expense of $6,907 and $54,395 during the three and six months ended December 31, 2010, respectively.

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

Recent Accounting Pronouncement

The Company does not believe that the following recent accounting pronouncements or any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In December 2010, the Financial Accounting Standards Board issued ASU 2010-28 Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts Consensus reached in EITF Issue No. 10-A. This is effective for the Company in the current 2012 fiscal year.

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

In December 2011, the Financial Accounting Standards Board issued ASU 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This will be effective for the Company beginning with the fiscal year ending June 30, 2014.

In December 2011, the Financial Accounting Standards Board issued ASU 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This will be effective for the Company beginning with the fiscal year ending June 30, 2013.

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

Finance receivables consist of the following:

	December 31,	June 30,
	2011	2011
	(unaudited)
Total finance receivables	$515,499	$481,387
Less current portion	283,153	285,786
Non-current portion of finance receivables	$232,346	$195,601

As of December 31, 2011 and June 30, 2011, there was no allowance for credit losses of finance receivables. As the Company collects monthly payments of the receivables from the customers’ transaction funds the risk of loss was determined to be remote.

Credit Quality Indicators
As of December 31, 2011

Credit risk profile based on payment activity:
Leases

Performing	$515,499
Nonperforming	-
Total	$515,499

Age Analysis of Past Due Finance Receivables
As of December 31, 2011

	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Finance Receivables

Finance Receivables	-	-	-	-	$515,499	$515,499
Total	$-	$-	$-	$-	$515,499	$515,499

3.  Accrued Expenses

Accrued expenses consist of the following:

	December 31,	June 30,
	2011	2011
	(unaudited)
Accrued compensation and related sales commissions	$463,348	$269,335
Accrued professional fees	259,135	197,964
Accrued taxes and filing fees	554,018	302,147
Accrued rent	305,861	114,511
Advanced customer billings	223,617	100,398
Accrued other	338,871	270,444
	$2,144,850	$1,254,799

USA Technologies, Inc.
Notes to Consolidated Financial Statements

4.  Long-Term Debt

Long-term debt consists of the following:

	December 31,	June 30,
	2011	2011
	(unaudited)
Capital lease obligations	$463,755	$84,043
Loan agreement	170,359	169,018
	634,114	253,061
Less current portion	297,980	155,428
	$336,134	$97,633

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

5.  Fair Value of Financial Instruments

In accordance with the fair value hierarchy described in Note 1, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of December 31, 2011 and June 30, 2011:

December 31, 2011	Level 1	Level 2	Level 3	Total

Cash equivalents	$115,859	$-	$-	$115,859
Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$841,448	$841,448

Common stock warrant liability, warrants exercisable at $5.90 through September 14, 2013	$-	$-	$2,437	$2,437

June 30, 2011	Level 1	Level 2	Level 3	Total

Cash equivalents	$83,267	$-	$-	$83,267
Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$2,638,629	$2,638,629

Common stock warrant liability, warrants exercisable at $5.90 through September 14, 2013	$-	$-	$93,624	$93,624

As of December 31, 2011 and June 30, 2011, the fair values of the Company’s Level 1 financial instruments were $115,859 and $83,267, respectively. These financial instruments consist of money market accounts classified as cash equivalents on the Company’s consolidated balance sheets.

As of December 31, 2011 and June 30, 2011, the Company held no Level 2 financial instruments.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

5.  Fair Value of Financial Instruments (Continued)

As of December 31, 2011 and June 30, 2011, the fair values of the Company’s Level 3 financial instruments totaled $843,885 and $2,732,253, respectively. The Level 3 financial instruments consist of common stock warrants issued by the Company in March 2011 and March 2007, which include features requiring liability treatment of the warrants. The fair value of warrants issued in March 2011 to purchase 3.9 million shares of the Company’s common stock is based on valuations performed by an independent third party valuation firm. The fair value was determined using proprietary valuation models using the quality of the underlying securities of the warrants, restrictions on the warrants and security underlying the warrants, time restrictions and precedent sale transactions completed in the secondary market or in other private transactions. The fair value of warrants issued in March 2007 to purchase 903,955 shares of the Company’s common stock was estimated by the Company using the Black-Scholes model and applying an estimated fair value adjustment primarily related to the illiquidity of the warrants. Prior to March 31, 2011, the fair value of these warrants was determined to be de minimus and was not included on the Company’s consolidated balance sheets.

There were no transfers of assets or liabilities between level 1, level 2, or level 3 during the six months ended December 31, 2011 and 2010.

	Six months ended December 31,
	2011	2010
	(unaudited)	(unaudited)

Balance, beginning of period	$(2,732,253)	$-
Unrealized gains included in other income related to the change in the fair value of warrant liabilities	1,888,368	-
Purchases, sales, issuances, settlements, or transfers	-	-
Balance, end of period	$(843,885)	$-

6.  Common Stock and Preferred Stock

On October 14, 2011 and pursuant to the Separation Agreement and Release (the “Separation Agreement”) entered into by Mr. George R. Jensen, Jr. and the Company, Mr. Jensen resigned as Chairman, Chief Executive Officer and as a Director of the Company, effective immediately. In accordance with the Separation Agreement the Company issued to Mr. Jensen 41,667 shares of the Company’s common stock which had been awarded to Mr. Jensen in connection with the signing of an amendment to his employment agreement in April 2011 and which would not have otherwise vested until April 2012, as well as 50,000 shares of the Company’s common stock which had been awarded to Mr. Jensen in connection with the signing of his amended and restated employment agreement in September 2011 and which would not have otherwise vested until September 2012. Also pursuant to the Separation Agreement, 41,667 shares of common stock that would have vested in April 2013 in connection with the signing of an amendment to Mr. Jensen’s employment agreement in April 2011 and 50,000 shares of common stock that would have vested in September 2013 in connection with the signing of his amended and restated employment agreement in September 2011 were forfeited. In the three months ended September 30, 2011 the Company issued 50,000 shares of common stock to Mr. Jensen in accordance with an amended and restated employment agreement entered into on September 27, 2011.

On November 30, 2011, the Company appointed Mr. Stephen P. Herbert as the Chairman of the Board of Directors and Chief Executive Officer of the Company and entered into an Amended and Restated Employment and Non-Competition Agreement (the “Herbert Agreement”) that replaced his prior employment agreement with the Company. Notwithstanding the Herbert Agreement, the 100,000 shares of common stock awarded to Mr. Herbert under his prior employment agreement dated September 27, 2011 would vest as follows: 33,333 on September 27, 2011; 33,333 on the first anniversary of the date of signing (September 27, 2012); and 33,334 on the second anniversary of the date of signing (September 27, 2013).

On September 27, 2011, the Company and Mr. DeMedio entered into a fifth amendment to his employment agreement pursuant to which Mr. DeMedio was granted an aggregate of 25,000 shares of common stock as a bonus for his performance during the last six months of the 2011 fiscal year which vest as follows: 8,333 on the date of signing the amendment (September 27, 2011); 8,333 on the first anniversary of such signing date (September 27, 2012); and 8,334 on the second anniversary of such signing date (September 27, 2013). Mr. DeMedio also agreed that the premiums for his supplemental long term disability policy being paid by the Company would now be included in his taxable wages.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

6.  Common Stock and Preferred Stock (Continued)

On September 15, 2011, at the recommendation of the Compensation Committee, the board of directors adopted the Fiscal Year 2012 Performance Share Plan (the “2012 Plan”) covering the Company’s executive officers. Under the 2012 Plan, each executive officer will be awarded common stock in the event the Company achieves target goals during the fiscal year ending June 30, 2012 relating to the total number of connections, total revenues, operating expenses, and operating earnings. Operating earnings is defined as earnings before interest and taxes (after bonus accruals and stock awards) and before non-operating gains or losses. The number of eligible shares to be awarded to the executives is based upon the following weightings: 30% by the total number of connections; 30% by total revenues; 10% by operating expenses; and 30% by operating earnings. No awards would be made under the 2012 Plan if either (i) none of the minimum, threshold performance target goals have been achieved, or (ii) if operating earnings for the 2012 fiscal year are not equal or better than those during the 2011 fiscal year. In addition, the Herbert Agreement provides for the payment to Mr. Herbert of a cash bonus of $30,000 if the Company would achieve all of the minimum threshold performance target goals under the 2012 Plan, of $50,000 if the Company would achieve all of the target performance goals under the 2012 Plan, and of $75,000 if the Company would achieve all of the maximum distinguished performance target goals under the 2012 Plan.

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

As of September 15, 2011, there were not sufficient shares available under the existing 2011 stock incentive plan or another stock plan that had been approved by the shareholders of the Company; consequently, the Company may be required to deliver to the executives an amount of cash equal to the value of shares earned but not available to be issued to the executives. Therefore, in accordance with ASC Topic 718, “Stock Compensation”, this award is accounted for as a liability of the Company. As of December 31, 2011 and for the three and six months then ended the Company recorded a liability as if the award will be settled in cash of $66,568 and recorded expense of $18,986 and $66,568, respectively as its estimate of the award earned by Messrs. Herbert and DeMedio.

Pursuant to the Separation Agreement entered into by the Company and Mr. Jensen, Mr. Jensen is not entitled to earn shares under the 2012 Plan, and therefore no award was estimated for Mr. Jensen for the three or six months ended December 31, 2011.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

6.  Common Stock and Preferred Stock (Continued)

In October 2011, executive officers exercised their right to cancel shares of common stock awarded to them under prior employment agreements for the payment of payroll taxes. 10,034 shares of the Company’s Common Stock were cancelled to satisfy $12,041 of related payroll tax obligations.

During the December 31, 2011 quarter, the Company announced that Steven D. Barnhart had been elected Lead Independent Director by the Company’s independent directors. The Compensation Committee of the Board of Directors recommended, and the Board approved, that Mr. Barnhart receive compensation of $40,000 per year for acting as the lead independent director to be effective from and after the date of his appointment. Such compensation may be paid in shares of the Company rather than cash if such shares are available and subject to an appropriate agreement between Mr. Barnhart and the Company. The Company issued to Mr. Barnhart 4,465 shares of common stock attributable to his service as Lead Independent Director during the quarter ended December 31, 2011.

7.  Common Stock Warrants

As of December 31, 2011, there were 8,048,386 Common Stock warrants outstanding, all of which were currently exercisable at exercise prices ranging from $1.13 to $7.70 per share. In accordance with ASC Topic 815, Derivatives and Hedging, 4,803,955 of the warrants are subject to liability accounting. Therefore, the fair value of the warrants is included on the Company’s consolidated balance sheets and changes in the fair value are included in the Company’s consolidated statements of operations (see Note 5). The foregoing does not reflect warrants exercisable for up to 6,904,887 shares at $2.20 per share or 609,376 shares at $6.40 per share which expired on December 31, 2011.

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

9.  Subsequent Events

In January 2012 the Board of Directors of the Company appointed Deborah G. Arnold, Steve G. Illes, and Frank A. Petito, III, to serve as directors of the Company effective February 3, 2012. Each of these individuals was appointed to fill existing vacancies on the Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected, include, for example:

●	general economic, market or business conditions;

●	the ability of the Company to generate sufficient sales to generate operating profits, or conduct operations at a profit;

●	the ability of the Company to raise funds in the future through sales of securities;

●	the ability of the Company to compete with its competitors to obtain market share;

●	whether the Company’s customers purchase or rent ePort devices or our other products in the future at levels currently anticipated by our Company, including our Jump Start Program;

●	whether the Company’s customers continue to operate or commence operating ePorts received under the Jump Start Program or otherwise at levels currently anticipated by the Company;

●
whether the Company’s customers continue to utilize the Company’s transaction processing and related services, as our customer agreements are generally cancelable by the customer on thirty to sixty days’ notice;

●
whether the significant increase in the interchange fees charged by Visa and MasterCard for small ticket debit card transactions effective on October 1, 2011would adversely affect our business, including our revenues, gross profits, and anticipated future connections to our network;

●
whether not accepting any MasterCard debit cards effective mid-November 2011 would adversely affect our business, including our revenues, gross profits, and anticipated future connections to our network;

●	the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations, or to fund development and marketing of its products;

●	the ability of the Company to satisfy its trade obligations included in accounts payable and accrued liabilities;

●	the ability of the Company to predict or estimate its future quarterly or annual revenues and expenses given the developing and unpredictable market for its products;

●	the ability of the Company to retain key customers from whom a significant portion of its revenues is derived;

●	the ability of a key customer to reduce or delay purchasing products from the Company;

●
whether the actions of the former CEO of the Company which resulted in his separation from the Company in October 2011 or the Securities and Exchange Commission’s recently commenced investigation would have a material adverse effect on the future financial results or condition of the Company; and

●
as a result of the slowdown in the economy and/or the tightening of the capital and credit markets, our customers may modify, delay or cancel plans to purchase our products or services, and suppliers may increase their prices, reduce their output or change their terms of sale.

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

RESULTS OF OPERATIONS

Three months ended December 31, 2011 compared to the three months ended December 31, 2010

Revenues for the quarter ended December 31, 2011 were $6,881,598, consisting of $5,583,464 of license and transactions fees and $1,298,134 of equipment sales, compared to $6,016,516, consisting of $3,755,690 of license and transaction fees and $2,260,826 of equipment sales for the quarter ended December 31, 2010. The increase in total revenue of $865,082, or 14%, was primarily due to an increase in license and transaction fees of $1,827,774, or 49%, from the prior period, and a decrease in equipment sales of $962,692 or 43%, from the prior period. The increase in license and transaction fees was primarily due to the increase in the number of ePort® units connected to our ePort® Connect Service, and the associated fees generated by these connected units. License and transaction fee revenues consist of monthly service fees and transaction processing fees. We anticipate that our license and transaction fee revenues would continue to increase if the number of connections to our network would continue to increase.

As of December 31, 2011, the Company had approximately 136,000 connections to the USALive® network (including approximately 15,000 non-USAT, third party devices) as compared to approximately 109,000 connections to the USALive® network (including approximately 11,000 non-USAT, third party devices) as of December 31, 2010. During the quarter ended December 31, 2011, the Company added approximately 7,000 connections to our network as compared to approximately 21,000 connections during the quarter ended December 31, 2010. The Jump Start Program units represented approximately 70% and 85% of connections added during the December 2011 and December 2010 fiscal quarters, respectively.

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

During the quarter ended December 31, 2011, the Company processed approximately 24 million transactions totaling approximately $40 million compared to approximately 16 million transactions totaling approximately $26 million during the quarter ended December 31, 2010, an increase of approximately 50% in the number of transactions and approximately 54% in dollars processed. During the quarter ended September 30, 2011, the Company processed approximately 25 million transactions totaling approximately $42 million. Pursuant to its agreements with customers, the Company earns transaction processing fees equal to a percentage of the dollar volume processed by the Company, which are included as licensing and transaction processing revenues in its Consolidated Statements of Operations. The Company’s transaction processing volume is not indicative of the gross profit from license and transaction fees which is based upon the monthly service fees and transaction processing fees paid to us by our customers.

In addition, our customer base increased with approximately 250 new ePort customers added to its ePort® Connect Service during the quarter ended December 31, 2011 bringing the total number of such customers to approximately 2,475 as of December 31, 2011. The Company added approximately 200 new ePort customers in the quarter ended December 31 2010. By comparison, the Company had approximately 1,400 ePort customers as of December 31, 2010, representing a 77% increase during the past twelve months. We count a customer as a new ePort customer upon shipment of the first ePort unit to the customer. When a reseller sells our ePort, we count a customer as a new ePort customer upon the signing of the applicable services agreement with the customer.

The $962,692 decrease in equipment sales was a result of decreases of approximately $882,000 related to ePort® products and activation fees and a decrease of approximately $89,000 in Energy Miser products. The decrease of $882,000 related to ePort products and activation fees is attributable to a decrease of approximately $617,000 in activation fee revenue, of which approximately $295,000 is related to fewer ePort® units shipped in the quarter ended December 31, 2011 versus the quarter ended December 31, 2010, and approximately $322,000 is related to activation fees on non-USAT, third party devices and other activation services performed during the December 31, 2010 quarter. Also contributing to the decrease of $882,000 in ePort products were revenues recorded in the December 31, 2010 quarter of $192,000 of Visa support funding and approximately $73,000 of revenue recognized under our May 2008 agreement with a customer. The decrease in Miser product equipment sale revenue is due directly to fewer units sold during the quarter ended December 31, 2011 than during the quarter ended December 31, 2010.

Cost of sales consisted of network and transaction services related costs of $3,983,251 and $2,684,812 and equipment costs of $959,891 and $843,683, for the quarters ended December 31, 2011 and 2010, respectively. The increase in total cost of sales of $1,414,647 was due to an increase in services of $1,298,439 and an increase in equipment costs of $116,208. The increase in cost of services was predominantly related to increases in units connected to the network and increases in transaction processing volume. In addition, approximately $316,000 of the $1,298,439 increase in cost of services was attributable to increased debit processing costs incurred during the quarter as a result of the significant increase of interchange fees charged by Visa and MasterCard which became effective on October 1, 2011, and which are more fully described below. The impact on margins caused by these increases should not impact future quarters as the Visa Agreement that went into effect on October 14, 2011 essentially restored Visa debit interchange rates to pre-October 1, 2011 levels during the one-year term of the agreement, and the Company ceased the acceptance of MasterCard debit cards in mid-November 2011. Also contributing to the increase in cost of services was approximately $141,000 of costs for electronic communication of software updates to connected ePorts®. The increase in equipment costs related to the increased freight-in costs of approximately $66,000 associated with our Verizon enabled ePort® as well as slightly higher costs to manufacture the Verizon enabled ePorts.

Gross profit (“GP”) for the quarter ended December 31, 2011 was $1,938,456 compared to GP of $2,488,021 for the previous corresponding quarter, a decrease of $549,565, of which $1,078,900 represents decreased equipment sales GP, offset by an increase of $529,335 attributable to license and transaction fees. Overall percentage based GP decreased from 41% to 28% due to license and transaction fees GP having remained the same between quarters, offset by equipment sales GP having decreased from 63% to 26% due mainly to reduced activation fees being recognized during the current quarter, additional freight-in costs charged during the current quarter, and the prior fiscal quarter having Visa support funding for deployment costs and other revenue specified above.

Selling, general and administrative expenses (“SG&A”) of $3,531,081 for the quarter ended December 31, 2011, increased by $1,268,113 or 56%, from the prior corresponding quarter, primarily due to approximately $886,000 of expenses related to the Audit Committee’s investigation of postings concerning the Company made on an internet message board and the resignation of the Company’s former Chief Executive Officer. Of the $886,000, approximately $522,000 was severance related costs incurred in connection with the Separation Agreement entered into with our former CEO, of which $111,000 was stock compensation expense. Legal, investigation and public relation expenses incurred in connection with the investigation were approximately $164,000, $162,000, and $38,000, respectively, for the three months ended December 31, 2011. The Audit Committee’s investigation concluded in January 2012, and the Company does not anticipate incurring further significant charges related to the Audit Committee’s investigation subsequent to December 31, 2011.

On October 18, 2011, we announced that we had voluntarily reported the results of the Audit Committee’s investigation into our former CEO’s actions to the Securities and Exchange Commission (the “SEC”), and would fully cooperate with any SEC investigation. We have recently been informed by the SEC staff that the SEC has opened an investigation, and on February 3, 2012, we received a subpoena issued by the SEC as part of the investigation.

The remaining increase in SG&A expenses is due to increases of approximately $145,000 related to bonus accruals for the 2012 fiscal year, professional services of approximately $80,000, and other aggregate increases of approximately $157,000. Approximately $26,000 of the $145,000 increase in bonus accruals relates to the Fiscal Year 2012 Performance Share Plan (the “2012 Plan”) covering the Company’s executive officers as described in Notes 1 and 6 to the Company’s Consolidated Financial Statements, and the remaining $119,000 increase relates to bonus accruals for other Company employees.

The quarter ended December 31, 2011 resulted in a net loss of $1,821,061 compared to a net loss of $133,131 for the quarter ended December 31, 2010. As described above, the net loss for the quarter ended December 31, 2011 included approximately $1,202,000 of charges that consisted of $886,000 of expenses related to the Audit Committee’s investigation and severance arrangement with the Company’s former CEO and $316,000 of additional debit processing costs incurred. The net loss for the quarter ended December 31, 2011 also reflected other income in the amount of $151,759 attributable to the reduction during the quarter of the fair value of the Company’s warrant based liabilities, all as described in Note 5 to the Consolidated Financial Statements. For the quarter ended December 31, 2011, the loss per common share was $0.06 as compared to a loss per common share of $0.01 for the prior corresponding fiscal quarter.

Effective October 1, 2011, Visa and MasterCard significantly raised their interchange fees for small ticket category transactions paid for through debit cards issued by regulated banks as defined under the “Durbin Amendment” to the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010. The interchange rates increased from 1.55% of a transaction plus 4 cents, to 0.05% of a transaction plus 22 cents.

Effective October 14, 2011, the Company and Visa entered into a one-year agreement (the “Visa Agreement”) pursuant to which Visa has agreed to make available to the Company reduced interchange fees for debit card transactions. The interchange reimbursement fees made available to the Company allow the Company to continue to accept Visa’s debit products over the one-year term without adversely impacting the Company’s historical gross profit from license and transaction fees. During its fiscal year 2011, approximately 82% of the total dollar volume of transactions handled by the Company’s network consisted of small ticket debit card transactions, of which approximately 75% were attributable to Visa debit cards.

During the term of the Visa Agreement, the Company does not anticipate accepting any debit cards with interchange fees that are higher than the rates provided under the Visa Agreement, and the Company ceased accepting MasterCard debit products in mid-November 2011. The Company will continue to accept Visa-branded debit and pre-paid cards in addition to all major credit cards, including Visa, MasterCard, Discover, and American Express at its current processing rates.

During the quarter ended September 30, 2011, approximately 18% of the total dollar amount of transactions handled by the Company consisted of MasterCard debit cards. It is possible that this transaction volume could be replaced by either credit card or Visa debit card use. However, if the amount of cashless volume handled by the Company decreases as a result of not accepting MasterCard debit cards, our license and transaction revenue would decline by an amount equal to the transaction processing rate the Company charges our customers multiplied by the decrease in cashless transactions. We cannot estimate at this time, if or to what extent any such reduction in transaction volume would be replaced by credit cards or Visa debit cards, or if the rate of anticipated future connections and/or the number of our current connections to our network would be materially adversely affected.

For the quarter ended December 31, 2011, the Company had an adjusted EBITDA loss of $938,400. Reconciliation of net loss to Adjusted EBITDA loss for the quarters ended December 31, 2011 and 2010 is as follows:

	Three months ended
	December 31,
	2011	2010
Net loss	$(1,821,061)	$(133,131)

Less interest income	(13,286)	(17,469)

Plus interest expense	49,072	9,977

Plus income tax expense	-	-

Plus depreciation expense	552,990	338,358

Plus amortization expense	258,600	258,600

Less change in fair value of warrant liabilities	(151,759)	-

Plus stock-based compensation	187,044	(6,209)

Adjusted EBITDA	$(938,400)	$450,126

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

RESULTS OF OPERATIONS

Six months ended December 31, 2011 compared to the six months ended December 31, 2010

Revenues for the six month period ended December 31, 2011 were $13,587,346, consisting of $11,003,127 of license and transactions fees and $2,584,219 of equipment sales, compared to $10,457,183, consisting of $7,100,163 of license and transaction fees and $3,357,020 of equipment sales for the six month period ended December 31, 2010. The increase in total revenue of $3,130,163, or 30%, was primarily due to an increase in license and transaction fees of $3,902,964, or 55%, from the prior period, and a decrease in equipment sales of $772,801, or 23%, from the prior corresponding period. The increase in license and transaction fees was primarily due to the increase in the number of ePort® units connected to our ePort® Connect Service, and the associated fees generated by these connected units. License and transaction fee revenues consist of monthly service fees and transaction processing fees. We anticipate that our license and transaction fee revenues would continue to increase if the number of connections to our network would continue to increase.

As of December 31, 2011, the Company had approximately 136,000 connections to the USALive® network (including approximately 15,000 non-USAT, third party devices) as compared to approximately 109,000 connections to the USALive® network (including approximately 11,000 non-USAT, third party devices) as of December 31, 2010. During the six month period ended December 31, 2011, the Company added approximately 17,000 connections to our network as compared to approximately 27,000 connections during the six month period ended December 31, 2010. The Jump Start Program units represented approximately 65% and 75% of connections added during the December 2011 and December 2010 six month periods, respectively.

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

During the six month period ended December 31, 2011, the Company processed approximately 50 million transactions totaling approximately $82 million compared to approximately 30 million transactions totaling approximately $51 million during the six month period ended December 31, 2010, an increase of approximately 67% in the number of transactions and approximately 61% in dollars processed. Pursuant to its agreements with customers, the Company earns transaction processing fees equal to a percentage of the dollar volume processed by the Company, which are included as licensing and transaction processing revenues in its Consolidated Statements of Operations. The Company’s transaction processing volume is not indicative of the gross profit from license and transaction fees which is based upon the monthly service fees and transaction processing fees paid to us by our customers.

In addition, our customer base increased with approximately 550 new ePort customers added to its ePort® Connect Service during the six month period ended December 31, 2011 bringing the total number of such customers to approximately 2,475 as of December 31, 2011. The Company added approximately 350 new ePort customers in the six month period ended December 31 2010. By comparison, the Company had approximately 1,400 ePort customers as of December 31, 2010, representing a 77% increase during the past twelve months. We count a customer as a new ePort customer upon shipment of the first ePort unit to the customer. When a reseller sells our ePort, we count a customer as a new ePort customer upon the signing of the applicable services agreement with the customer.

The $772,801 decrease in equipment sales was due to a decrease of approximately $722,000 related to ePort® products and activation fees. The decrease is attributable to a decrease of approximately $457,000 in activation fee revenue, of which approximately $135,000 is related to fewer ePort® units shipped in the six months ended December 31, 2011 versus the six months ended December 31, 2010, and approximately $322,000 is related to activation fees earned on non-USAT, third party devices and other activation services performed during the six months ended December 31, 2010. Also contributing to the decrease of $722,000 in ePort products were revenues recorded in the period ended December 31, 2010 of $192,000 of Visa support funding and approximately $73,000 of revenue recognized under our May 2008 agreement with a customer. The decrease in Miser product equipment sale revenue is due to fewer units sold during the six months ended December 31, 2011 when compared to the six months ended December 31, 2010.

Cost of sales consisted of network and transaction services related costs of $7,744,828 and $5,121,011 and equipment costs of $1,855,027 and $1,492,581, for the six month period ended December 31, 2011 and 2010, respectively. The increase in total cost of sales of $2,986,263 over the prior corresponding six month period was due to an increase in cost of services of $2,623,817 and an increase in equipment costs of $362,446. The increase in cost of services was predominantly related to increases in units connected to the network and increases in transaction processing volume. In addition, approximately $316,000 of the $2,623,817 increase in cost of services was attributable to increased debit card processing costs incurred as a result of the significant increase of interchange fees charged by Visa and MasterCard which became effective on October 1, 2011 and which are more fully described above. The impact on margins caused by these increases should not impact future quarters as the Visa Agreement that went into effect on October 14, 2011 essentially restored Visa debit interchange rates to pre-October 1, 2011 levels during the one-year term of the agreement, and the Company ceased the acceptance of MasterCard debit cards in mid-November 2011. Also contributing to the increase in cost of services was approximately $141,000 of costs for electronic communication of software updates to connected ePorts®. The increase in equipment costs related to the increased freight-in costs of approximately $140,000 associated with our Verizon enabled ePort® as well as slightly higher costs to manufacture the Verizon enabled ePorts.

GP for the six month period ended December 31, 2011 was $3,987,491 compared to GP of $3,843,591for the previous corresponding six month period, an increase of $143,900, of which $1,279,147 is attributable to license and transaction fees GP, offset by a decrease of $1,135,247 of equipment sales GP. The increase in GP dollars from license and transaction fees was generated by additional devices connected to our network. The decrease in GP from equipment sales is predominately due to the reduction in activation fees recognized during the current six month period, additional costs incurred during the current six month period for freight-in of the Verizon enabled ePort® as well as the prior fiscal six month period’s revenue items specified above. Overall percentage based GP decreased from 37% to 29% between fiscal six month periods. In this regard, license and transaction fees GP increased from 28% to 30% due mainly to lowering the average network communication costs per connection from improved service management recognized in the first fiscal quarter offset by additional costs incurred during the second fiscal quarter for interchange fees described above, and electronic communication of device software updates. Equipment sales GP decreased from 56% to 28%.

SG&A expenses of $6,999,150 for the six months ended December 31, 2011, increased by $1,822,884 or 35%, from the prior comparative period, primarily due to approximately $975,000 of expenses related to the Audit Committee’s investigation of postings concerning the Company on an internet message board and the resignation of the Company’s former Chief Executive Officer, of the $975,000, approximately $522,000 was severance related costs incurred under the Separation Agreement entered into with our former CEO, of which $111,000 was recorded as stock compensation expense. Legal, investigation and public relation expenses were approximately $202,000, $213,000, and $38,000, respectively, for the six months ended December 31, 2011. The Audit Committee’s investigation concluded in January 2012, and the Company does not anticipate incurring further significant charges related to the Audit Committee’s investigation subsequent to December 31, 2011.

As discussed above, the SEC has opened an investigation, and we have received a subpoena issued by the SEC as part of the investigation.

The remaining increase in SG&A expenses of approximately $848,000 is due to increases of approximately $262,000 for non-cash charges for vesting of employee and director stock awards (excluding severance portion described above), $218,000 related to estimated bonuses for the 2012 fiscal year, $182,000 in additional sales tax expense estimated as a result of a state revenue audit recognized during the first fiscal quarter, and other aggregate increases of approximately $186,000. Approximately $12,000 of the $218,000 increase in estimated bonuses relates to the Fiscal Year 2012 Performance Share Plan (the “2012 Plan”) covering the Company’s executive officers as described in Notes 1 and 6 to the Company’s Consolidated Financial Statements, and the remaining $206,000 increase relates to estimated bonuses for other Company employees.

The six month period ended December 31, 2011 resulted in a net loss of $1,900,014 compared to a net loss of $2,019,743 for the six month period ended December 31, 2010. As described above, the net loss for the six month period ended December 31, 2011 included approximately $1,291,000 of charges that consisted of $975,000 of expenses related to the Audit Committee’s investigation and severance arrangement with the Company’s former CEO and $316,000 of additional debit processing costs incurred. The net loss for the six month period ended December 31, 2011 also reflected other income in the amount of $1,888,368 attributable to the reduction during the six month period of the fair value of the Company’s warrant based liabilities, all as described in Note 5 to the Consolidated Financial Statements. For the six month period ended December 31, 2011, the loss per common share was $0.07 as compared to a loss per common share of $0.09 for the prior fiscal six month period.

For the six months ended December 31, 2011, the Company had an adjusted EBITDA loss of $1,698,488. Reconciliation of net loss to Adjusted EBITDA loss for the six months ended December 31, 2011 and 2010 is as follows:

	Six months ended
	December 31,
	2011	2010
Net loss	$(1,900,014)	$(2,019,743)

Less interest income	(31,154)	(42,779)

Plus interest expense	60,236	22,629

Plus income tax expense	-	-

Plus depreciation expense	1,116,115	604,664

Plus amortization expense	517,200	517,200

Less change in fair value of warrant liabilities	(1,888,368)	-

Plus stock-based compensation	427,497	63,197

Adjusted EBITDA	$(1,698,488)	$(854,832)

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

Liquidity and Capital Resources

For the six months ended December 31, 2011, net cash of $5,079,880 was used by operating activities, primarily due to cash used for operating assets and liabilities of $3,298,739 and the net loss of $1,900,014, offset by the depreciation and amortization of assets, and by the reduction in the fair value of common stock warrants of $1,888,368.

The $3,298,739 of cash used related to changes in the Company’s operating assets and liabilities was primarily the result of $2,055,994 of inventory acquired for use in the Jump Start Program and a decrease in accounts payable, offset by an increase in accrued expenses.

During the six months ended December 31, 2011, the Company used $373,945 in investing activities related to purchases of property and equipment, and used net cash of $207,305 in financing activities mainly due to repayment of long-term debt.

The Company has incurred losses since inception. Our accumulated deficit through December 31, 2011 is composed of cumulative losses amounting to $195,847,828, preferred dividends converted to common stock of approximately $2,688,000 and charges incurred for the open-market purchases of preferred stock of approximately $149,000. The Company has historically raised capital through equity offerings in order to fund operations.

During the remainder of the 2012 fiscal year, the Company anticipates incurring capital expenditures of approximately $3,500,000 in connection with ePort units expected to be used in the Jump Start Program and additional capital expenditures of approximately $800,000 for property and equipment. The Company may increase or reduce the ePort units purchased for use by the JumpStart Program during the remainder of the fiscal year based on business conditions.

As a result of the connections added during the most recent fiscal quarters, recurring revenue from license and transaction fees increased from approximately $7,100,000 for the six months ended December 31, 2010 to approximately $11,000,000 for the six months ended December 31, 2011, an increase of 55%. In addition, total GP has increased from approximately $3,844,000 for the six months ended December 31, 2010 to approximately $3,987,000 for the six months ended December 31, 2011, an increase of 4%. Our average monthly cash GP during the first six months of the fiscal year, excluding average monthly non-cash depreciation expense included in cost of sales of approximately $148,000, approximates $812,000 and is expected to increase in the next fiscal quarter due to recognizing recurring revenue on JumpStart units shipped during the quarter ended December 31, 2011.

Our average monthly SG&A expenses during the six months ended December 31, 2011 were approximately $1,167,000. This includes charges of approximately $975,000 (of which $111,000 is non-cash) related to the Audit Committee’s investigation, including the separation of our former CEO, and other non-cash net charges of approximately $255,000. Excluding these charges, our average monthly cash-based SG&A expenses during the six months ended December 31, 2011 were approximately $962,000.

Assuming our average monthly cash-based SG&A expenses incurred during the first six months of the fiscal year would continue through the remainder of the fiscal year, the Company believes its existing cash and cash equivalents as of December 31, 2011, would provide sufficient funds to meet its cash requirements, including capital for the Jump Start Program, capital expenditures, and repayment of long-term debt through at least July 1, 2012.

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2011. Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified  in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There have been no changes during the quarter ended December 31, 2011 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information

Item 6.  Exhibits

10.1	Third Amendment to Agreement of Lease dated October 10, 2011 between the Company and BMR-Spring Mill Drive, LP

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date: February 8, 2012	/s/ Stephen P. Herbert
Stephen P. Herbert
Chief Executive Officer and President

Date: February 8, 2012	/s/ David M. DeMedio
David M. DeMedio
Chief Financial Officer