Form 10-Q
period 2012-03-31
USA TECHNOLOGIES INC
filed 2012-05-11
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 2, 2012, there were 32,514,266 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.
Consolidated Balance Sheets

	March 31,	June 30,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,194,035	$12,991,511
Accounts receivable, less allowance for uncollectible accounts of $28,000 and $113,000, respectively	2,131,845	1,634,719
Finance receivables	249,912	285,786
Inventory	3,233,320	2,670,332
Prepaid expenses and other current assets	1,275,630	846,033
Total current assets	13,084,742	18,428,381

Finance receivables, less current portion	$309,690	$195,601
Property and equipment, net	9,869,930	7,395,775
Intangibles, net	1,418,553	2,194,353
Goodwill	7,663,208	7,663,208
Other assets	83,236	126,687
Total assets	$32,429,359	$36,004,005

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,607,580	$5,638,361
Accrued expenses	1,880,772	1,088,090
Current obligations under long-term debt	267,869	155,428
Total current liabilities	6,756,221	6,881,879

Long-term liabilities:
Long-term debt, less current portion	300,166	97,633
Accrued expenses, less current portion	428,495	166,709
Warrant liabilities, non-current	748,811	2,732,253
Total long-term liabilities	1,477,472	2,996,595
Total liabilities	8,233,693	9,878,474

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000 Series A convertible preferred-Issued and outstanding shares- 442,968 (liquidation preference of $15,361,552 and $14,697,100, respectively)	3,138,056	3,138,056
Common stock, no par value: Authorized shares- 640,000,000 Issued and outstanding shares- 32,470,934 and 32,281,140, respectively	220,281,364	219,772,598
Accumulated deficit	(199,223,754)	(196,785,123)

Total shareholders’ equity	24,195,666	26,125,531

Total liabilities and shareholders’ equity	$32,429,359	$36,004,005

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)
	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011

Revenues:
License and transaction fees	$5,985,052	$4,313,503	$16,988,179	$11,413,665
Equipment sales	1,541,999	1,209,474	4,126,218	4,566,494
Total revenues	7,527,051	5,522,977	21,114,397	15,980,159

Cost of services	3,749,862	3,187,601	11,494,690	8,308,612
Cost of equipment	981,969	782,244	2,836,995	2,274,825
Gross profit	2,795,220	1,553,132	6,782,712	5,396,722

Operating expenses:
Selling, general and administrative	3,040,562	2,860,273	10,039,712	8,036,539
Depreciation and amortization	391,859	360,528	1,139,500	1,067,746
Total operating expenses	3,432,421	3,220,801	11,179,212	9,104,285
Operating loss	(637,201)	(1,667,669)	(4,396,500)	(3,707,563)

Other income (expense):
Interest income	14,029	13,936	45,183	56,715
Interest expense	(10,520)	(9,795)	(70,756)	(32,424)
Change in fair value of warrants	95,074	(850,740)	1,983,442	(850,740)
Total other income, net	98,583	(846,599)	1,957,869	(826,449)
Net loss	(538,618)	(2,514,268)	(2,438,631)	(4,534,012)
Cumulative preferred dividends	(332,226)	(332,226)	(664,452)	(665,577)
Loss applicable to common shares	$(870,844)	$(2,846,494)	$(3,103,083)	$(5,199,589)
Loss per common share (basic and diluted)	$(0.03)	$(0.11)	$(0.10)	$(0.20)
Weighted average number of common shares outstanding (basic and diluted)	32,466,528	26,914,004	32,400,049	26,249,137

See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance, June 30, 2011	442,968	$3,138,056	32,281,140	$219,772,598	$(196,785,123)	$26,125,531

Issuance of shares for exercise of
warrants at $2.20 per share			4,550	10,010		10,010
Issuance and vesting of shares granted
to employees and directors under
the 2010 Stock Incentive Plan			53,612	215,111		215,111
Issuance and vesting of shares granted
to employees and directors under
the 2011 Stock Incentive Plan			141,666	295,686		295,686
Retirement of common stock			(10,034)	(12,041)		(12,041)
Net loss					(2,438,631)	(2,438,631)

Balance, March 31, 2012	442,968	$3,138,056	32,470,934	$220,281,364	$(199,223,754)	$24,195,666

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	March 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(2,438,631)	$(4,534,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Charges incurred in connection with the issuance and vesting
of common stock for employee and director compensation	510,797	9,090
Charges incurred in connection with the Long-term Equity Incentive Program	-	54,395
Change in fair value of warrants	(1,983,442)	850,740
Loss on disposal of property and equipment	1,841	10,380
Depreciation, $1,383,745 and $781,329, respectively, of which is allocated to cost of services	1,747,445	1,073,275
Amortization	775,800	775,800
Bad debt expense (recovery)	(45,356)	2,552
Changes in operating assets and liabilities:
Accounts receivable	(451,770)	456,326
Finance receivables	(78,215)	168,272
Inventory	(3,845,500)	(2,740,227)
Prepaid expenses and other assets	(290,883)	356,608
Accounts payable	(1,030,781)	449,861
Accrued expenses	1,054,468	(560,994)
Net cash used in operating activities	(6,074,227)	(3,627,934)

INVESTING ACTIVITIES:
Purchase of property and equipment, net	(404,103)	(240,811)
Net cash used in investing activities	(404,103)	(240,811)

FINANCING ACTIVITIES:
Net proceeds from issuance (retirements) of common stock and exercise of common stock warrants	(2,031)	9,915,590
Repayment of long-term debt	(317,115)	(359,292)
Net cash provided by (used in) financing activities	(319,146)	9,556,298

Net increase (decrease) in cash and cash equivalents	(6,797,476)	5,687,553
Cash and cash equivalents at beginning of period	12,991,511	7,604,324
Cash and cash equivalents at end of period	$6,194,035	$13,291,877

Supplemental disclosures of cash flow information:
Cash paid for interest	$28,419	$32,141

Non-cash investing & financing activities:
Reclass of inventory to property and equipment for rental units, net	$3,282,512	$3,779,877
Equipment acquired under capital lease	$495,955	$-
Equipment acquired with long-term debt	$40,871	$-
Prepaid expenses financed with long-term debt	$95,263	$94,311
Disposal of property and equipment	$54,638	$140,931
Fair value of common stock warrants at issuance	$-	$1,917,122
Conversion of cumulative preferred dividends to common stock	$-	$33,000
Conversion of convertible preferred stock to common stock	$-	$10,620

See accompanying notes.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.  Accounting Policies

Business

USA Technologies, Inc. (the “Company”, “We” or “Our”) incorporated in the Commonwealth of Pennsylvania in January 1992. The Company is a leading supplier of cashless, remote management, reporting and energy management solutions serving the unattended Point of Sale (“POS”) market. Our networked devices and associated services enable the owners and operators of everyday, stand-alone, distributed assets, such as vending machines, kiosks, personal computers, photocopiers, and laundry equipment, the ability to remotely monitor, control and report on the results of these distributed assets, as well as the ability to offer their customers cashless payment options. The Company also manufactures and sells energy management products that reduce the electrical power consumption by various equipment such as refrigerated vending machines and glass front coolers, thus reducing the electrical energy costs associated with operating this equipment. The Company’s customers are primarily located in the United States.

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the nine-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. The balance sheet at June 30, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company has incurred losses from its inception through June 30, 2011 and losses have continued through March 31, 2012 and are expected to continue during the remaining 2012 fiscal year. The Company’s ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and available capital resources. Until the Company’s products and services can generate sufficient operating revenues, the Company will be required to use its cash and cash equivalents on hand, as well as raise capital to meet its cash flow requirements including the potential issuance of Common Stock.

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

Included in cash and cash equivalents at March 31, 2012 and June 30, 2011 was approximately $0 and $410,000, respectively, of cash received by the Company for transaction processing services which is payable to our customers. Included in accounts receivable are amounts for transactions processed with our card processers for which cash has not been received by the Company and included in accounts payable are amounts for transactions processed with our card processers and due to our customers, which are recorded net of fees due to the Company. Generally, contractual terms require us to remit amounts owed to our customers on a weekly basis.

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

The Company’s financial instruments, principally cash equivalents, accounts receivable, finance receivables, prepaid expenses and other assets, accounts payable and accrued expenses, are carried at cost which approximates fair value due to the short-term maturity of these instruments. The fair value of the Company’s obligations under its long-term debt and credit agreements approximates their carrying value, as such instruments are at market rates currently available to the Company.

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

Income Taxes

No provision for income taxes has been made for the three and nine months ended March 31, 2012 and 2011 given the Company’s losses in 2011 and 2010 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

Equity Awards

In accordance with the FASB Accounting Standards Codification (“ASC”) Topic 718, the cost of employee and director services received in exchange for an award of equity instruments is based on the grant-date fair value of the award and allocated over the vesting period of the award.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.  Accounting Policies (Continued)

Equity Awards (Continued)

On September 15, 2011, at the recommendation of the Compensation Committee, the board of directors adopted the Fiscal Year 2012 Performance Share Plan (the “2012 Plan”) covering the Company’s executive officers. On that date, there were not sufficient shares available under the existing stock plans that had been approved by the shareholders of the Company. Pursuant to the 2012 Plan the Company may be required to pay the executives an amount of cash equal to the value of shares earned but not available to be issued to the executives. As such and in accordance with ASC Topic 718, “Stock Compensation”, this award is accounted for as a liability of the Company. The Company recorded a liability as if the award will be settled in cash and recorded expense of $47,549 and $114,117 for the three and nine months ended March 31, 2012, respectively, as its estimate of the award earned by Company’s executive officers.

The Company recorded stock compensation expense of $83,300 and $510,797 related to common stock grants and vesting of shares previously granted to employees and directors during the three and nine months ended March 31, 2012, respectively. There was no expense during the three or nine months ended March 31, 2012 related to the Long-Term Equity Incentive Program (“LTIP” or “LTIP Program”) the Company had for its executives in prior fiscal years. There were no common stock options granted, vested or recorded as expense during the three or nine months ended March 31, 2012 and 2011. On March 30, 2012, 9,000 common stock options, with an exercise price of $7.50 expired unexercised.

The Company recorded stock compensation expense of $288 and $9,090 related to common stock grants and vesting of shares previously granted to employees and directors during the three and nine months ended March 31, 2011, respectively. Related to the change in fair value and/or the vesting of shares under the LTIP, the Company recorded stock compensation expense of $0 and $54,395 during the three and nine months ended March 31, 2011, respectively.

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

In April 2011, the Financial Accounting Standards Board issued ASU 2011-04 Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP. This is effective for the Company in the quarter ended March 31, 2012.

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

Finance receivables consist of the following:

	March 31,	June 30,
	2012	2011
	(unaudited)
Total finance receivables	$559,602	$481,387
Less current portion	249,912	285,786
Non-current portion of finance receivables	$309,690	$195,601

As of March 31, 2012 and June 30, 2011, there was no allowance for credit losses of finance receivables. As the Company collects monthly payments of the receivables from the customers’ transaction funds the risk of loss was determined to be remote.

Credit Quality Indicators
As of March 31, 2012

Credit risk profile based on payment activity:
Leases

Performing	$559,602
Nonperforming	-
Total	$559,602

Age Analysis of Past Due Finance Receivables
As of March 31, 2012

	31 – 60	61 – 90	Greater than			Total
	Days Past Due	Days Past Due	90 Days Past Due	Total Past Due	Current	Finance Receivables

Finance Receivables	-	-	-	-	$559,602	$559,602
Total	$-	$-	$-	$-	$559,602	$559,602

3.  Accrued Expenses

Accrued expenses consist of the following:

	March 31,	June 30,
	2012	2011
	(unaudited)
Accrued compensation and related sales commissions	$523,019	$269,335
Accrued professional fees	241,477	197,964
Accrued taxes and filing fees	541,262	302,147
Accrued rent	292,361	114,511
Advanced customer billings	284,484	100,398
Accrued other	426,664	270,444
	$2,309,267	$1,254,799

USA Technologies, Inc.
Notes to Consolidated Financial Statements

4.  Long-Term Debt

Long-term debt consists of the following:

	March 31,	June 30,
	2012	2011
	(unaudited)
Capital lease obligations	$402,375	$84,043
Loan agreement	165,660	169,018
	568,035	253,061
Less current portion	267,869	155,428
	$300,166	$97,633

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

During November 2011, the Company financed computer equipment for network equipment totaling approximately $46,000, due in twelve equal quarterly installment payments of $4,226 at an interest rate of 6.47%.

5.  Fair Value of Financial Instruments

In accordance with the fair value hierarchy described in Note 1, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of March 31, 2012 and June 30, 2011:

March 31, 2012	Level 1	Level 2	Level 3	Total

Cash equivalents	$132,146	$-	$-	$132,146
Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$747,097	$747,097
Common stock warrant liability, warrants exercisable at $5.90 through September 14, 2013	$-	$-	$1,714	$1,714

June 30, 2011	Level 1	Level 2	Level 3	Total

Cash equivalents	$83,267	$-	$-	$83,267
Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$2,638,629	$2,638,629
Common stock warrant liability, warrants exercisable at $5.90 through September 14, 2013	$-	$-	$93,624	$93,624

As of March 31, 2012 and June 30, 2011, the fair values of the Company’s Level 1 financial instruments were $132,146 and $83,267, respectively. These financial instruments consist of money market accounts classified as cash equivalents on the Company’s consolidated balance sheets.

As of March 31, 2012 and June 30, 2011, the Company held no Level 2 financial instruments.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

5.  Fair Value of Financial Instruments (Continued)

As of March 31, 2012 and June 30, 2011, the fair values of the Company’s Level 3 financial instruments totaled $748,811 and $2,732,253, respectively. The Level 3 financial instruments consist of common stock warrants issued by the Company in March 2011 and March 2007, which include features requiring liability treatment of the warrants. The fair value of warrants issued in March 2011 to purchase 3.9 million shares of the Company’s common stock is based on valuations performed by an independent third party valuation firm. The fair value was determined using proprietary valuation models using the quality of the underlying securities of the warrants, restrictions on the warrants and security underlying the warrants, time restrictions and precedent sale transactions completed in the secondary market or in other private transactions. The fair value of warrants issued in March 2007 to purchase 903,955 shares of the Company’s common stock was estimated by the Company using the Black-Scholes model and applying an estimated fair value adjustment primarily related to the illiquidity of the warrants. Prior to March 31, 2011, the fair value of these warrants was determined to be de minimus and was not included on the Company’s consolidated balance sheets.

There were no transfers of assets or liabilities between level 1, level 2, or level 3 during the nine months ended March 31, 2012 and 2011.

	Nine months ended March 31,
	2012	2011
	(unaudited)	(unaudited)

Balance, beginning of period	$(2,732,253)	$-
Unrealized gains (losses) included in other income related to the change in the fair value of warrant liabilities	1,983,442	(850,740)
Purchases, sales, issuances, settlements, or transfers	-	(1,917,122)
Balance, end of period	$(748,811)	$(2,767,862)

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

On September 27, 2011, the Company and Mr. DeMedio entered into a fifth amendment to his employment agreement pursuant to which Mr. DeMedio was granted an aggregate of 25,000 shares of common stock as a bonus for his performance during the last six months of the 2011 fiscal year which vest as follows: 8,333 on the date of signing the amendment (September 27, 2011); 8,333 on the first anniversary of such signing date (September 27, 2012); and 8,334 on the second anniversary of such signing date (September 27, 2013). Mr. DeMedio also agreed that the premiums for his supplemental long-term disability policy being paid by the Company would now be included in his taxable wages.

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

As of September 15, 2011 and through March 31, 2012, there were not sufficient shares available under the existing 2011 stock incentive plan or another stock plan that had been approved by the shareholders of the Company; consequently, the Company may be required to deliver to the executives an amount of cash equal to the value of shares earned but not available to be issued to the executives. Therefore, in accordance with ASC Topic 718, “Stock Compensation”, this award is accounted for as a liability of the Company. As of March 31, 2012 and for the three and nine months then ended the Company recorded a liability as if the award will be settled in cash of $114,117 and recorded expense of $47,549 and $114,117, respectively as its estimate of the award earned by Messrs. Herbert and DeMedio.

Pursuant to the Separation Agreement entered into by the Company and Mr. Jensen, Mr. Jensen is not entitled to earn shares under the 2012 Plan, and therefore no award was estimated for Mr. Jensen for the nine months ended March 31, 2012.

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

During the December 31, 2011 quarter, the Company announced that Steven D. Barnhart had been elected Lead Independent Director by the Company’s independent directors. The Compensation Committee of the Board of Directors recommended, and the Board approved, that Mr. Barnhart receive compensation of $40,000 per year for acting as the lead independent director to be effective from and after the date of his appointment. Such compensation may be paid in shares of the Company rather than cash if such shares are available and subject to an appropriate agreement between Mr. Barnhart and the Company. The Company issued to Mr. Barnhart 7,813 and 12,278 shares of common stock attributable to his service as Lead Independent Director during the three and nine months ended March 31, 2012.

In February 2012, a non-employee member of the Board of Directors forfeited and returned to the Company 10,000 shares of Common Stock which were granted in June 2011 under the 2010 Stock Incentive Plan.

During March 2012, the Board of Directors accepted the recommendation of the Compensation Committee that each of the three non-employee Directors appointed to the Board effective in February 2012 receive a stock award of 10,000 shares of Common Stock under the 2010 Stock Incentive Plan valued at $0.94 per share. A total of 30,000 shares of Common Stock were awarded, and the shares vest as follows: 9,999 on April 1, 2012; 9,999 on April 1, 2013; and, 10,002 on April 1, 2014.

7.  Common Stock Warrants

As of March 31, 2012, there were 8,048,386 Common Stock warrants outstanding, all of which were currently exercisable at exercise prices ranging from $1.13 to $7.70 per share. In accordance with ASC Topic 815, Derivatives and Hedging, 4,803,955 of the warrants are subject to liability accounting. Therefore, the fair value of the warrants is included on the Company’s consolidated balance sheets and changes in the fair value are included in the Company’s consolidated statements of operations (see Note 5).

8.  Commitments

Various legal actions and claims occurring in the normal course of business are pending or may be instituted or asserted in the future against the Company. The Company does not believe that the resolution of these matters will have a material effect on the financial position or results of operations of the Company. Legal fees are expensed as incurred.

In October 2011, the Company amended the lease of its operations site in Malvern, Pennsylvania, to extend the lease term from December 31, 2011 to December 31, 2012 with the option to extend the lease thereafter for an additional 24-month period. The amendment includes monthly rental payments of approximately $15,100 to $16,200. Beginning in January 2012 the straight-lined rent expense for this office is approximately $15,600 per month for the duration of the amended lease period.

9.  Subsequent Events

The Board of Directors of the Company appointed Albin F. Moschner to serve as director of the Company effective April 26, 2012. Mr. Moschner was appointed to fill an existing vacancy on the Board of Directors.

Bradley M. Tirpak (“Tirpak”), a shareholder and former Board member, has notified the Company that he has nominated seven individuals, including himself, for election to the Board at the 2012 annual meeting of shareholders currently scheduled for June 28, 2012. Tirpak’s nominees are not endorsed by the Board of Directors, and the Board intends to recommend that shareholders vote for the slate of nominees proposed by the Board.

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

●
whether the significant increase in the interchange fees charged by Visa and MasterCard for small ticket debit card transactions effective on October 1, 2011 would adversely affect our business, including our revenues, gross profits, and anticipated future connections to our network;

●	the potential costs which may arise in connection with the nomination by a shareholder of seven candidates as director nominees at the 2012 annual meeting of shareholders;

●	the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations, or to fund development and marketing of its products;

●	the ability of the Company to satisfy its trade obligations included in accounts payable and accrued liabilities;

●	the ability of the Company to predict or estimate its future quarterly or annual revenues and expenses given the developing and unpredictable market for its products;

●	the ability of the Company to retain key customers from whom a significant portion of its revenues is derived;

●	the ability of a key customer to reduce or delay purchasing products from the Company;

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

RESULTS OF OPERATIONS

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

Results for the three months ended March 31, 2012 continued to demonstrate significant growth and improvements in the Company’s operations.  Highlights of year over year improvements include:

•	Total revenue up 36% ;
•	Recurring license and transaction fee revenue up 39% ;
•	New connections added up 300%; and,
•	Gross profit dollars up 80% and gross profit margins up 32%

The growing ePort connect service base of connections drove the 39% increase in license and transaction fee revenue. Revenue from license and transaction fees, which is fueled primarily by monthly ePort Connect® service fees and transaction processing fees, grew to approximately $6 million for the third quarter of fiscal 2012 from $4.3 million for the same period a year ago. These recurring revenues represented 80% of total revenue for the third quarter of fiscal 2012.

License and transaction fee highlights for the three months ended March 31, 2012 included:

•	12,000 additional net connections to USAT’s ePort Connect servicer, an increase of approximately 300% compared to connections added during the third quarter a year ago;
•	32% increase in the total connected service base to 148,000 as of March 31, 2012, compared to 112,000 as of March 31, 2011;
•	Increases in the number of small-ticket, credit/debit transactions and dollars handled in the third quarter of 33% and 35%, respectively, compared to the same period a year ago; and,
•	71% growth in ePort Connect customers from the prior year third quarter, fueled by 350 new customers in the fiscal 2012 third quarter, for 2,825 customers to date.

Revenues for the quarter ended March 31, 2012 were $7,527,051, consisting of $5,985,052 of license and transactions fees and $1,541,999 of equipment sales, compared to $5,522,977, consisting of $4,313,503 of license and transaction fees and $1,209,474 of equipment sales for the quarter ended March 31, 2011. The increase in total revenue of $2,004,074, or 36%, was primarily due to an increase in license and transaction fees of $1,671,549, or 39%, from the prior period, and an increase in equipment sales of $332,525 or 27%, from the prior period.

The increase in license and transaction fees was due to growth in ePort Connect service and transaction volume from the increased number of ePort® units connected to our ePort® Connect service. As of March 31, 2012, the Company had approximately 148,000 connections to the ePort Connect service (including approximately 15,000 non-USAT, third party devices) as compared to approximately 112,000 connections to the ePort Connect service (including approximately 12,000 non-USAT, third party devices) as of March 31, 2011. During the quarter ended March 31, 2012, the Company added approximately 12,000 connections to our network as compared to approximately 3,000 connections during the quarter ended March 31, 2011. The Jump Start Program units represented approximately 50% and 0% of connections added during the March 2012 and March 2011 fiscal quarters, respectively.

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

Pursuant to its agreements with customers, the Company in addition to ePort Connect service fees earns transaction processing fees equal to a percentage of the dollar volume processed by the Company, which are included as licensing and transaction processing revenues in its Consolidated Statements of Operations. During the quarter ended March 31, 2012, the Company processed approximately 25.7 million transactions totaling approximately $42.4 million compared to approximately 19.3 million transactions totaling approximately $31.4 million during the quarter ended March 31, 2011, an increase of approximately 33% in the number of transactions and approximately 35% in dollars processed. The Company’s transaction processing volume is not indicative of the gross profit from license and transaction fees, which is based upon the monthly ePort Connect service fees and transaction processing fees paid to us by our customers. License and transaction fee revenues consist of monthly service fees and transaction processing fees. We anticipate that our license and transaction fee revenues would continue to increase if the number of connections to our network would continue to increase.

In addition, our customer base increased with approximately 350 new ePort customers added to its ePort® Connect service during the quarter ended March 31, 2012 bringing the total number of such customers to approximately 2,825 as of March 31, 2012. The Company added approximately 250 new ePort Connect customers in the quarter ended March 31, 2011. By comparison, the Company had approximately 1,650 ePort Connect customers as of March 31, 2011, representing a 71% increase during the past twelve months. We count a customer as a new ePort customer upon shipment of the first ePort unit to the customer. When a reseller sells our ePort, we count a customer as a new ePort customer upon the signing of the applicable services agreement with the customer.

The $332,525 increase in equipment sales was a result of increases of approximately $391,000, or 59%, related to ePort® products and a decrease of approximately $53,000 in Energy Miser products. The increase of $391,000 related to ePort products is attributable to an increase of approximately $152,000 in activation fee revenue mostly due to JumpStart rental units shipped in the current quarter versus the prior year when no JumpStart units were shipped. In addition, ePort sales revenue increased due to increased parts sales of approximately $104,000 and approximately $135,000 of other net increases due to more ePorts sold in the quarter ended March 31, 2012 versus the quarter ended March 31, 2011. The decrease in Energy Miser equipment sale revenue is due directly to fewer units sold during the quarter ended March 31, 2012 than during the quarter ended March 31, 2011.

Cost of sales consisted of cost of services for network and transaction fee related costs of $3,749,862 and $3,187,601 and equipment costs of $981,969 and $782,244, for the quarters ended March 31, 2012 and 2011, respectively. The increase in total cost of sales of $761,986 was due to an increase in cost of services of $562,261 and an increase in equipment costs of $199,725. The increase in cost of services was predominantly related to increases in units connected to the network and increases in transaction processing volume. Also contributing to the increase in cost of services was approximately $58,000 of costs for electronic communication of software updates to connected ePorts®. The $199,725 increase in equipment costs was primarily associated with higher sales volume in the quarter versus the same quarter a year ago.

Gross profit (“GP”) for the quarter ended March 31, 2012 was $2,795,220 compared to GP of $1,553,132 for the previous corresponding quarter, an increase of $1,242,088, of which $132,800 represents increased equipment sales GP and an increase of $1,109,288 attributable to license and transaction fees. Overall percentage based GP increased from 28% to 37% due to license and transaction fees GP having increased from 26% to 37% and by equipment sales GP having increased from 35% to 36%. License and transaction fee GP increased due to improved efficiencies stemming from recent partnership agreements, such as Verizon Wireless and Elavon, a larger ePort Connect service base, as well as having a larger number of JumpStart rental units with fees in the quarter versus a year ago when a larger number of JumpStart units had not yet had monthly fees commence. The increase in equipment sales GP was mainly due to increased activation fees, which have no direct costs associated with them.

Selling, general and administrative expenses (“SG&A”) of $3,040,562 for the quarter ended March 31, 2012, increased by $180,289 or 6%, from the prior corresponding quarter. The overall increase consists of approximately $215,000 primarily of additional employee compensation expenses, an approximate $101,000 increase in travel, tradeshow, sales and advertising expenses, and other net increases of approximately $65,000, offset by approximately $201,000 less expense, net, in the current quarter for professional services.

The $201,000 net decrease in professional services consists of $191,000 attributable to expenses in the prior year’s quarter for issues arising under the Settlement Agreement dated February 4, 2010 between the Company and Shareholders Advocates for Value Enhancement (the “Settlement Agreement”). The remaining $10,000 decrease is made up of $62,000 of lower expenses as a result of the level of corporate matters needing legal and public relations support and other net decreases of approximately $9,000, offset by approximately $61,000 of expense incurred responding to the Securities and Exchange Commission (the “SEC”) investigation.

The quarter ended March 31, 2012 resulted in a net loss of $538,618 compared to a net loss of $2,514,268 for the quarter ended March 31, 2011. For the quarter ended March 31, 2012, the loss per common share was $0.03 as compared to a loss per common share of $0.11 for the prior corresponding fiscal quarter.

For the quarter ended March 31, 2012, the Company had an Adjusted EBITDA of $336,029. Reconciliation of net loss to Adjusted EBITDA for the quarters ended March 31, 2012 and 2011 is as follows:

	Three months ended
	March 31,
	2012	2011
Net loss	$(538,618)	$(2,514,268)

Less interest income	(14,029)	(13,936)

Plus interest expense	10,520	9,795

Plus income tax expense	-	-

Plus depreciation expense	631,330	468,611

Plus amortization expense	258,600	258,600

Less change in fair value of warrant liabilities	(95,074)	850,740

Plus stock-based compensation	83,300	288

Adjusted EBITDA	$336,029	$(940,170)

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

RESULTS OF OPERATIONS

Nine months ended March 31, 2012 compared to the nine months ended March 31, 2011

Revenues for the nine month period ended March 31, 2012 were $21,114,397, consisting of $16,988,179 of license and transactions fees and $4,126,218 of equipment sales, compared to $15,980,159, consisting of $11,413,665 of license and transaction fees and $4,566,494 of equipment sales for the nine month period ended March 31, 2011. The increase in total revenue of $5,134,238, or 32%, was primarily due to an increase in license and transaction fees of $5,574,514, or 49%, from the prior period, and a decrease in equipment sales of $440,276, or 10%, from the prior corresponding period.

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

As of March 31, 2012, the Company had approximately 148,000 connections to its ePort Connect service (including approximately 15,000 non-USAT, third party devices) as compared to approximately 112,000 connections (including approximately 12,000 non-USAT, third party devices) as of March 31, 2011. During the nine month period ended March 31, 2012, the Company added approximately 29,000 connections to our network as compared to approximately 30,000 connections during the nine month period ended March 31, 2011. The Jump Start Program units represented approximately 60% and 65% of connections added during the March 2012 and March 2011 nine month periods, respectively.

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

Pursuant to its agreements with customers, the Company in addition to ePort Connect service fees earns transaction processing fees equal to a percentage of the dollar volume processed by the Company, which are included as licensing and transaction processing revenues in its Consolidated Statements of Operations. During the nine month period ended March 31, 2012, the Company processed approximately 75.3 million transactions totaling approximately $124.3 million compared to approximately 49.2 million transactions totaling approximately $82.2 million during the nine month period ended March 31, 2011, an increase of approximately 53% in the number of transactions and approximately 51% in dollars processed. The Company’s transaction processing volume is not indicative of the gross profit from license and transaction fees which is based upon the monthly service fees and transaction processing fees paid to us by our customers.

In addition, our customer base increased with approximately 900 new ePort customers added to its ePort® Connect service during the nine month period ended March 31, 2012 bringing the total number of such customers to approximately 2,825 as of March 31, 2012. The Company added approximately 600 new ePort Connect customers in the nine month period ended March 31, 2011. By comparison, the Company had approximately 1,650 ePort customers as of March 31, 2011, representing a 71% increase during the past twelve months. We count a customer as a new ePort Connect customer upon shipment of the first ePort unit to the customer. When a reseller sells our ePort, we count a customer as a new ePort customer upon the signing of the applicable services agreement with the customer.

The $440,276 decrease in equipment sales was due to a decreases of approximately $331,000 related to ePort® products, approximately $77,000 in Energy Miser products and approximately $33,000 in other products. The $331,000 decrease in ePort products is attributable to a decrease of approximately $479,000 in activation fee revenue, of which approximately $157,000 is related to fewer ePort® units shipped in the nine months ended March 31, 2012 versus the nine months ended March 31, 2011, and approximately $322,000 is related to activation fees earned on non-USAT, third party devices and other activation services performed during the nine months ended March 31, 2011. Also contributing to the decrease of $331,000 in ePort products were revenues recorded in the period ended March 31, 2011 of $225,000 of Visa support funding and approximately $73,000 of revenue recognized under our May 2008 agreement with a customer. These decreases were offset by increases of approximately $446,000, consisting of equipment sales of ePort devices and ePort parts of $231,000 and $215,000, respectively. The decrease in Energy Miser and other equipment sale revenue is due to fewer units sold during the nine months ended March 31, 2012 when compared to the nine months ended March 31, 2011.

Cost of sales consisted of network and transaction services related costs of $11,494,690 and $8,308,612 and equipment costs of $2,836,995 and $2,274,825, for the nine month periods ended March 31, 2012 and 2011, respectively. The increase in total cost of sales of $3,748,248 over the prior corresponding nine month period was due to an increase in cost of services of $3,186,078 and an increase in equipment costs of $562,170. The increase in cost of services related to increases in units connected to the network and increases in transaction processing volume. In addition, approximately $316,000 of the $3,186,078 increase in cost of services was attributable to increased debit card processing costs incurred as a result of the significant increase of interchange fees charged by Visa and MasterCard which became effective on October 1, 2011. The impact on margins caused by these increases in the second fiscal quarter did not impact the third fiscal quarter as the Visa Agreement that went into effect on October 14, 2011 essentially restored Visa debit interchange rates to pre-October 1, 2011 levels during the one-year term of the agreement, and the Company ceased the acceptance of MasterCard debit cards in mid-November 2011. Also contributing to the increase in cost of services was approximately $199,000 of costs for electronic communication of software updates to connected ePorts®. The increase in equipment costs related to the increased freight-in costs of approximately $140,000 associated with our Verizon enabled ePort® as well as slightly higher costs to manufacture the Verizon enabled ePorts and the mix of ePort models sold during the nine months ended March 31, 2012 versus the nine months ended March 31, 2011.

GP for the nine month period ended March 31, 2012 was $6,782,712 compared to GP of $5,396,722 for the previous corresponding nine month period, an increase of $1,385,990, of which $2,388,436 is attributable to license and transaction fees GP, offset by a decrease of $1,002,446 of equipment sales GP. The increase in GP dollars from license and transaction fees was mainly generated by additional devices connected to our network. The decrease in GP from equipment sales is predominately due to the reduction in activation fees recognized during the current nine month period, additional costs incurred during the current nine month period for freight-in of the Verizon enabled ePort® as well as the prior fiscal nine month periods revenue items specified above. Overall percentage based GP decreased from 34% to 32% for the nine months ended March 31, 2011 and 2012, respectively. This decrease was directly due to equipment sales GP decreasing from 50% to 31% predominately due to the reduction in activation fees recognized during the current nine month period, additional costs incurred during the current nine month period for freight-in of the Verizon enabled ePort® as well as the prior fiscal nine month periods revenue items specified above. The equipment sale GP decrease was offset by an increase in license and transaction fees GP from 27% to 32% due mainly to improved efficiencies stemming from partnership agreements, a larger ePort Connect service base, as well as having a larger number of JumpStart rental units with fees in the nine month period versus a year ago when a larger number of JumpStart units had not yet had monthly fees commence, offset by the additional costs incurred during the second fiscal quarter for interchange fees described above, and electronic communication of device software updates.

SG&A expenses of $10,039,712 for the nine months ended March 31, 2012, increased by $2,003,173 or 25%, from the prior comparative period. Of this increase, $975,000 related to the Audit Committee’s investigation of postings concerning the Company on an internet message board and the resignation of the Company’s former Chief Executive Officer. Of the $975,000, approximately $522,000 was severance related costs incurred under the Separation Agreement entered into with our former CEO, of which $111,000 was stock compensation expense. Legal, investigation and public relation expenses incurred in connection with the Audit Committee's investigation were approximately $202,000, $213,000, and $38,000, respectively, for the nine months ended March 31, 2012. The Audit Committee’s investigation concluded in January 2012, and the Company does not anticipate incurring further charges related to the Audit Committee’s investigation subsequent to March 31, 2012.

The remaining increase in SG&A expenses of approximately $1,028,000 is due to increases of approximately $709,000 primarily for employee compensation, $336,000 of which were non-cash charges for vesting of employee and director stock awards (excluding CEO severance portion described above); an approximate $238,000 increase in travel, tradeshow, sales and advertising expenses; $194,000 in additional sales tax expense estimated as a result of a state revenue audit recognized during the first fiscal quarter; and, other aggregate increases of approximately $78,000. These increases were offset by a $191,000 decrease in professional services attributable to expenses in the prior year’s nine month period for issues arising under the Settlement Agreement.

The nine month period ended March 31, 2012 resulted in a net loss of $2,438,631 compared to a net loss of $4,534,012 for the nine month period ended March 31, 2011. For the nine month period ended March 31, 2012, the loss per common share was $0.10 as compared to a loss per common share of $0.20 for the prior fiscal nine-month period.
For the nine months ended March 31, 2012, the Company had an Adjusted EBITDA loss of $1,362,458. Reconciliation of net loss to Adjusted EBITDA loss for the nine months ended March 31, 2012 and 2011 is as follows:

	Nine months ended
	March 31,
	2012	2011
Net loss	$(2,438,631)	$(4,534,012)

Less interest income	(45,183)	(56,715)

Plus interest expense	70,756	32,424

Plus income tax expense	-	-

Plus depreciation expense	1,747,445	1,073,275

Plus amortization expense	775,800	775,800

Less change in fair value of warrant liabilities	(1,983,442)	850,740

Plus stock-based compensation	510,797	63,485

Adjusted EBITDA	$(1,362,458)	$(1,795,003)

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

Liquidity and Capital Resources

For the nine months ended March 31, 2012, net cash of $6,074,227 was used by operating activities, primarily due to cash used for operating assets and liabilities of $4,642,681 and the net loss of $2,438,631, offset by the depreciation and amortization of assets, and by the reduction in the fair value of common stock warrants of $1,983,442.

The $4,642,681 of cash used related to changes in the Company’s operating assets and liabilities was primarily the result of $3,282,512 of inventory acquired for use in the Jump Start Program, increases in trade and finance receivables of approximately $530,000 and prepaid assets of approximately $291,000 as well as a decrease in accounts payable, offset by an increase in accrued expenses.

During the nine months ended March 31, 2012, the Company used $404,103 in investing activities related to purchases of property and equipment, and used net cash of $319,146 in financing activities mainly due to repayment of long-term debt.

The Company has incurred losses since inception. Our accumulated deficit through March 31, 2012 is composed of cumulative losses amounting to $196,386,445, preferred dividends converted to common stock of approximately $2,688,000 and charges incurred for the open-market purchases of preferred stock of approximately $149,000. The Company has historically raised capital through equity offerings in order to fund operations.

Cash and cash equivalents of $6,194,035 at March 31, 2012, decreased by $1,136,346 during the three months ended March 31, 2012, compared to $7,330,381 as of December 31, 2011. During this same period, the Company used $1,226,518 of cash in the JumpStart program bringing the total cash used for the nine months ended March 31, 2012 to $3,282,512, up from $2,055,994 as of December 31, 2011. This change is included in the change in inventory and net cash used in operating activities in the Consolidated Statements of Cash Flows.

Excluding the cash used in the JumpStart program, there was a $90,172 net increase in cash during the quarter ended March 31, 2012.

During the remainder of the 2012 fiscal year, the Company anticipates incurring capital expenditures of approximately $1,800,000 in connection with ePort units expected to be used in the JumpStart Program and additional capital expenditures of approximately $730,000 for property and equipment. The Company may increase or reduce the ePort units purchased for use by the JumpStart Program during the remainder of the fiscal year based on business conditions.

As a result of the connections added during the most recent fiscal quarters, recurring revenue from license and transaction fees increased from $4,313,503 for the three months ended March 31, 2011 to $5,985,052 for the three months ended March 31, 2012, an increase of 39%. In addition, total GP dollars have increased from $1,553,132 for the three months ended March 31, 2011 to $2,795,220 for the three months ended March 31, 2012, an increase of 80%. Our average monthly cash GP during the three months ended March 31, 2012, excluding non-cash depreciation expense included in cost of sales during the quarter of approximately $498,000, approximates $1,100,000 and is expected to increase in the next fiscal quarter due to recognizing recurring revenue on JumpStart units shipped during the quarter ended March 31, 2012.

Our average monthly SG&A expenses during the three months ended March 31, 2012 were approximately $1,014,000. This includes charges of approximately $61,000 related to the SEC’s investigation, and other non-cash net charges of approximately $80,000. Excluding these charges, our average monthly cash-based SG&A expenses during the three months ended March 31, 2012 was approximately $967,000.

With positive adjusted EBITDA achieved during the recent quarter, and as shown by the reconciliation of net loss to adjusted EBITDA set forth above, the Company did not utilize cash to fund losses during the quarter. Assuming our average monthly cash-based SG&A expenses incurred during the March 31, 2012 quarter, calculated above, would continue, and since the Company has the ability to reduce the cash it uses for ePort units purchased for the JumpStart Program, the Company believes its existing cash and cash equivalents as of March 31, 2012, would provide sufficient funds to meet its cash requirements, including the potential costs which may arise in connection with the 2012 annual meeting of shareholders, capital expenditures and repayment of long-term debt through at least July 1, 2013.

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2012. Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified  in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There have been no changes during the quarter ended March 31, 2012 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information

Item 3. Defaults Upon Senior Securities

There were no defaults on any senior securities. However, on February 1, 2012 an additional $332,226 of dividends were accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of March 31, 2012 are $10,931,872. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

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

USA TECHNOLOGIES, INC.

Date: May 11, 2012	/s/ Stephen P. Herbert
Stephen P. Herbert
Chief Executive Officer and President

Date: May 11, 2012	/s/ David M. DeMedio
David M. DeMedio
Chief Financial Officer