Form 10-K
period 2012-06-30
USA TECHNOLOGIES INC
filed 2012-09-26
CIK 896429

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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
Yes ☐ No ☒

The aggregate market value of the voting common equity securities held by non-affiliates of the Registrant was $35,758,545 as of the last business day of the most recently completed second fiscal quarter, December 30, 2011, based upon the closing price of the Registrant’s Common Stock on that date.

As of August 31, 2012, there were 32,687,890 outstanding shares of Common Stock, no par value.

USA TECHNOLOGIES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected, include, for example:

●	general economic, market or business conditions;

●	the ability of the Company to generate sufficient sales to generate operating profits, or to conduct operations at a profit;

●	the ability of the Company to raise funds in the future through sales of securities in order to sustain its operations if an unexpected or unusual event would occur;

●	the ability of the Company to compete with its competitors to obtain market share;

●	whether the Company’s customers purchase or rent ePort devices or our other products in the future at levels currently anticipated by our Company, including our JumpStart Program;

●	whether the Company’s customers continue to operate or commence operating ePorts received under the JumpStart Program or otherwise at levels currently anticipated by the Company;

●
whether the Company’s customers continue to utilize the Company’s transaction processing and related services, as our customer agreements are generally cancelable by the customer on thirty to sixty days’ notice;

●
whether the significant increase in the interchange fees charged by Visa and MasterCard for small ticket debit card transactions effective October 1, 2011, would adversely affect our business, including our revenues, gross profits, and anticipated future connections to our network;

●	whether our current one-year agreement with VISA relating to interchange rates that expires in October 2012 will be renewed, although management believes that the agreement will be renewed;

●	the ability of the Company to obtain sufficient funds through operations or otherwise to repay its debt obligations, or to fund development and marketing of its products;

●	the ability of the Company to satisfy its trade obligations included in accounts payable and accrued expenses;

●
the incurrence by us of any unanticipated or unusual non-operating expenses, such as in connection with a proxy contest, which would require us to divert our cash resources from achieving our business plan;

●	the ability of the Company to predict or estimate its future quarterly or annual revenues and expenses given the developing and unpredictable market for its products;

●	the ability of the Company to retain key customers from whom a significant portion of its revenues is derived;

●	the ability of a key customer to reduce or delay purchasing products from the Company;

●
whether the actions of the former CEO of the Company which resulted in his separation from the Company in October 2011 or the Securities and Exchange Commission’s investigation would have a material adverse effect on the future financial results or condition of the Company; and

●
as a result of the slowdown in the economy and/or the tightening of the capital and credit markets, our customers may modify, delay or cancel plans to purchase our products or services, and suppliers may increase their prices, reduce their output or change their terms of sale.

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

USA TECHNOLOGIES, INC.

PART I

Item 1. Business.

OVERVIEW

USA Technologies, Inc. (the “Company”, “We”, “USAT”, or “Our”) was incorporated in the Commonwealth of Pennsylvania in January 1992. We are a provider of technology-enabled solutions that facilitate electronic payment transactions and value-added services primarily within the unattended Point of Sale (“POS”) market. We are a leading provider in the small ticket, beverage and food vending industry and are expanding our solutions to kiosk and other unattended market segments. Since our founding, we have designed and marketed systems and solutions that facilitate electronic payment options, as well as telemetry and machine-to-machine (“M2M”) services which include the ability to remotely monitor, control, and report on the results of distributed assets containing our electronic payment solutions. Historically, these distributed assets have relied on cash for payment in the form of coins or bills, whereas, our systems allow them to accept cashless payments such as through the use of credit or debit cards and contactless forms, such as mobile payment.

We derive the majority of our revenues from license and transaction fees related to our ePort Connect service. Connections to our service stem from the sale or lease of our POS electronic payment devices or certified payment software or the servicing of similar third-party installed POS terminals. The majority of ePort Connect customers pay a monthly fee plus a blended transaction rate on the transaction dollar volume processed by the Company. Customers with higher expected transaction rates might pay a lower or no ePort Connect monthly fee, but a higher blended transaction rate on dollar volume processed by the Company. Connections to the ePort Connect service, therefore, are the most significant driver of the Company’s revenues, particularly revenues from license and transaction fees.

As of June 30, 2012, the Company had approximately 164,000 connections to its ePort Connect service, double the number of connections as of June 30, 2010. During the year ended June 30, 2012, the Company processed approximately 103 million cashless transactions totaling approximately $172 million, representing a 43% increase in transaction volume and a 43% increase in dollars processed from the 72 million cashless transactions totaling approximately $120 million during the previous fiscal year ended June 30, 2011.

The above chart shows the increase, during the last three fiscal years, in the number of connections,  revenues and the dollar value of transactions handled by us. The vertical bars show the revenues earned during the fiscal years, broken down by recurring revenues and equipment sales revenues. Our connection base, showing the number of connections, as of the end of each of the last three fiscal years, is indicated by the beginning of the solid line and the two arrow points that appear thereafter. Similarly,  the dollar value of transactions handled by us during each of the last three fiscal years is indicated by the beginning of the dotted line, the mid-point of the dotted line, and the end of the dotted line.

Our solutions have been designed to simplify the transition to cashless for traditionally cash-only based businesses. As such, they are turnkey and include our comprehensive ePort Connect service and POS electronic payment devices or certified payment software able to process traditional magnetic stripe credit and debit cards, and contactless credit and debit cards. Our solution for near-field communication (“NFC”) equipped mobile phones that allow consumers to make payments using their cell phones is currently in customer trials. Services through ePort Connect are maintained on our proprietary operating systems and include deployment planning, merchant account setup on behalf of the customer, automatic processing and settlement, sales reporting and 24x7 customer support. In addition, the functionality of our solutions include the flexibility to execute a variety of payment applications on a single system, transaction security, connectivity options, compliance with certification standards, and centralized, accurate, real-time sales and inventory data to manage distributed assets (wireless telemetry and M2M). By December 31, 2012, we anticipate the commercial launch of other consumer engagement services such as loyalty and prepaid programs.

Our customers primarily consist of the following: beverage and food vending machine owners and operators; brand marketers wishing to provide their products or services via kiosks or vending machines; commercial laundry operators servicing colleges, universities and multi-family housing; and equipment manufacturers who incorporate our ePort Connect service into their product offerings.

The Company also manufactures and sells energy management products that reduce the electrical power consumption of equipment, such as refrigerated vending machines and glass front coolers, thus reducing the electrical energy costs associated with operating this equipment. We derive equipment revenues through the sale of our energy management products both in the United States and in approximately seven countries worldwide.

We have a twenty-year history, a recognized brand name, value proposition for our customers and reputation of innovation in our product and services. We believe that the foregoing positions us to capitalize on industry trends.

THE INDUSTRY

We operate primarily in the small ticket electronic payments industry and, more specifically, the unattended POS market. We also plan to offer customers with ancillary attended business segments the ability to accept cashless payment “on the go” through mobile-based payment services, which are generally higher ticket transactions. Our solutions facilitate electronic payments in industries that have traditionally relied on cash transactions. We believe the following industry trends will drive growth in demand for electronic payment systems in general and more specifically within the markets we serve:

■	the shift toward electronic payment transactions and away from cash and checks;

■	the increase in both consumer and merchant/operator demand for electronic transaction functionality; and

■	improving POS technology and NFC equipped mobile phone payment technology.

Shift toward electronic payment transactions and away from cash and checks

There has been a shift away from paper-based methods of payment, including cash and checks, towards electronic-based methods of payment. While consumers continue to use checks and cash to pay for goods and services, there is a migration towards the use of card-based payment to purchase items. According to The Nilson Report, a news and research publication on consumer payment systems, electronic payment transaction volume surpassed paper-based transaction volume for the first time in 2006, continuing the trend of migration of consumer transactions from paper-based to electronic payments. According to The Nilson Report, December 2011, paper-based methods of payment continued to decline in 2010, representing 38.97% of transaction dollars measured compared to 50.45% in 2005. The four card-based systems—credit, debit, prepaid, and electronic benefits transfer—generated $3.81 trillion in the United States in 2010, or 48.12%, compared to 39.98% in 2005. Debit cards and prepaid cards showed the largest increase in transaction dollars over this five-year period. By 2015, The Nilson Report projects spending at merchants on credit, debit and prepaid cards issued in the U.S. to total over $6 trillion, an increase of approximately 57% from 2010.

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

Increase in Merchant/Operator Demand. Increasingly, merchants and operators of unattended payment locations (e.g., vending machines, car wash, tabletop games, etc.) are utilizing electronic payment alternatives as a means to improve business results. The Company works with its customers to help them drive increased revenue of their distributed assets through this expanded market opportunity and many continue to see positive results. In addition, electronic payment systems provide merchants and operators real-time sales and inventory data utilized for back-office reporting and forecasting, helping them to manage their business more efficiently.

Increase in Demand for Networked Assets. M2M (machine-to-machine) technology includes capturing value from wireless modules and electronic devices to improve business productivity and customer service. The term M2M describes any kind of 2-way communication system between geographically distributed devices through a centrally managed software application without human intervention. As such, the Company’s integrated POS and ePort Connect remote data management capabilities fall into this category of solution. Our M2M technology provides value to our customers. For example, the Company’s networked assets have the ability to remotely monitor merchandise and track inventory in real-time. In addition, networked assets can provide valuable information regarding consumers’ purchasing patterns and payment preferences, allowing operators to more effectively tailor their offerings to consumers. Market awareness of M2M applications is considered to be in its nascence. According to a Verizon Wireless 2011 whitepaper (When Machines Talk, Businesses Listen) within ten years the number of machines that can be connected should exceed 60 billion units. The Company believes that its ability to provide machines capable of being networked, its scalable network data capacity, experience with high transaction volume and high quality and reliable data management capabilities make it well suited for the growing opportunities in the M2M market. During Fiscal 2012, the Company engaged in a 10-city, M2M Connected Technology Tour with Verizon Wireless that featured USA Technologies as an M2M solution partner.

POS Technology and NFC Equipped Mobile Phone Payment Improvements

Increased Consumer Interest in Mobile Payment. Goldman Sachs, in its June 19, 2012 Equity Research Report, explains that the “base case” for mobile payment relies on near field communication (NFC), which allows for a secure, two-way communication between a mobile phone and a POS. In this report, Goldman Sachs looks at how NFC and mobile payments are projected to continue on an upward trajectory, with suggested growth in the value of mobile payments increasing to $617 billion by 2016 driven by nearly 448 million users. This same report cites that the value proposition for consumers will make purchasing faster and easier which potentially translates into increased purchasing and transactions. Mobile payment technologies, such as NFC-enabled POS terminals and digital wallet applications, such as ISIS, Google Wallet and others, stand to benefit from these evolving trends. Digital wallet is essentially a digital service, accessed via the web or a mobile phone application that serves as a substitute for the traditional credit or debit card. Providers and consumers can also benefit from other ancillary offerings such as coupons and loyalty programs.

With approximately one-half of the Company’s connections NFC-enabled as of June 30, 2012, we believe that we are well-positioned to benefit from this emerging space.

OUR TECHNOLOGY-BASED SOLUTION

Our solutions have been designed to be turnkey and include ePort Connect service and POS electronic payment devices or certified payment software able to process traditional magnetic stripe credit and debit cards, contactless credit and debit cards, as well as NFC equipped mobile phones that allows consumers to make payments with their cell phones. We believe that our ability to bundle our products and services, as well as the ability to tailor them to individual customer needs, makes it easy and efficient for our customers to adopt and deploy our technology, and results in a service unmatched in the small-ticket, unattended retail market today.

The Product. The Company offers its customers several different devices or software to connect their distributed assets. These range from software to hardware devices consisting of user control boards, running our SDK, magnetic strip card readers, and NFC readers. The devices or software can be embedded inside the host equipment, such as ePort SDK software which reside in the central processing unit of a kiosk or table-top game; it can be integrated as part of the host equipment, such as our ePort® G8 or EDGE hardware that can be attached to the door of a vending machine, or a payment hub in a self service car wash; or it can be a peripheral, stand-alone terminal.

The Network. Our network is designed to transmit payment information from our terminals for processing and sales and diagnostic data for storage and reporting to our customers. Also, the network, through server-based software applications, provides remote management information, and enables control of the networked device’s functionality. Through our network we have the ability to upload software and update devices remotely enabling us to manage the devices (e.g., change protocol functionality, provide software upgrades, and change terminal display messages).

The Connectivity Mediums. The client devices (described above) are interconnected for the transfer of our customers’ data through our ePort Connect network that provides multiple connectivity options such as phone line, ethernet, and wireless. Greater wireless connectivity options, coverage and reliability have allowed us to service a greater number of geographically dispersed customer locations. Additionally, we make it easy for our customers to deploy wireless solutions by acting as a single point of contact. We have contracted with Verizon Wireless and AT&T in the United States and Rogers Wireless in Canada in order to supply our customers with wireless network coverage.

Data Security. Visa has listed the Company as a PCI DSS Compliant Service Provider in the North American region as a result of validation conducted by a third party as of January 1, 2012. The USAT listing on Visa’s list of compliant companies can be found online at http://usa.visa.com/download/merchants/cisp-list-of-pcidss-compliant-service-providers.pdf.

OUR SERVICES

As of June 30, 2012, license and transaction fees generated by our ePort Connect® service represented 81% of the Company’s revenues. ePort Connect is a unique solution in the marketplace that provides customers with all of the following, under one cohesive service umbrella:

●	Diverse POS options. Ability to connect to a broad product line of cashless acceptance devices or software.
●
Card Processing Services. Through our existing relationships with card processors and card associations, we provide merchant account and terminal ID set up, pre-negotiated discounted fees on small ticket purchases, and direct electronic funds transfers (EFTs) to our customers’ bank accounts for all settled card transactions as well as ensure compliance with current processing regulations.

●	Wireless Connectivity. We manage the wireless account activation, distribution, and the relationship with wireless providers for our customers.
●
Customer/Consumer Services. We support our installed base by providing 24-hour help desk support, repairs, and replacement of impaired system solutions. In addition, as the merchant of record on all transactions, all inbound billing inquiries are handled through a 24-hour help desk, thereby eliminating the need for merchants and operators to deal with customer billing inquiries and potential chargebacks.

●
Online Sales Reporting. Via the USALive online reporting system, we provide customers with a host of sales and operational data, including information regarding their credit and cash transactions, user configuration, reporting by machine and region, by date range and transaction type, data reports for operations and finance, graphical reporting of sales, and condition monitoring for equipment service, as well as activation of new devices and redeployments.

●
M2M Telemetry and DEX data transfer. USA Technologies is able to push DEX data to customers’ route management systems through its DEX partner program. USA Technologies operates within the VDI (Vending Data Interchange) standards established by NAMA (National Automatic Merchandising Association) and sends DEX files compatible with most major remote management software systems.

●
Over-the-Air Update Capabilities. Automatic over-the-air updates to software, settings, and security protocol from our network to our ePort card reader keep our customers’ hardware up-to-date and enable customers to benefit from any advancement made after their hardware or software purchase.

●
Value-added Services. Access to additional services such as two-tier pricing, customer engagement programs and unique payment programs such as JumpStart, which help operators acquire the ePort hardware without an up-front capital investment.

●
Deployment Planning. Access to services to help operators successfully deploy cashless payment systems and integrated vending management solutions. Our program is based on extensive market and customer experience data, which helps guide operators to the locations where cashless vending machines would be most successful.

We enter into a processing and licensing agreement, or ePort Connect Services Agreement, with our customers pursuant to which we act as a provider of cashless financial services for the customer’s distributed asset, and the customer agrees to pay us an activation fee, monthly service fees, and transaction processing fees. Our agreements are generally cancelable by the customer upon thirty to sixty days notice to us.

It typically takes thirty to sixty days for a new connection to begin contributing to the Company’s license and transaction fee revenues. The Company counts its ePort Connect connections upon shipment of an active terminal to a customer under contract, at which time activation on its network is performed by the Company, and the terminal is capable of conducting business via the Company’s network and related services. An ePort Connect connection does not necessarily mean that the unit is actually installed by the customer on a machine, or that the unit has begun processing transactions, or that the Company has begun receiving monthly service fees in connection with the unit. Rather, at the time of shipment of the ePort, the customer becomes obligated to pay the one-time activation fee, and is obligated to pay monthly service fees in accordance with the terms of the customer’s contract with the Company.

OUR PRODUCTS

ePort® is the Company’s core device, which is currently being utilized in self-service, unattended markets such as vending, kiosk and car wash. Our ePort® product facilitates cashless payments by capturing payment information and transmitting it to our network for authorization with the payment system (e.g., credit card processors). Additional capabilities of our ePort® consist of control/access management by authorized users, collection of audit information (e.g., date and time of sale and sales amount), diagnostic information of the host equipment, and transmission of this data back to our network for web-based reporting, or to a compatible remote management system. Our ePort products are available in several distinctive modular configurations, and as hardware, software or as an API Web service, offering our customers flexibility to install a POS solution that best fits their needs and customer demands.

●
ePort® G-8 provides the same benefits as its predecessor, the G-7, plus important new features at a lower price. The G-8 solution is 65% smaller than the G-7 and combines traditional magnetic strip and NFC equipped mobile phone payment capabilities.

●
ePort Edge™ product became available for sale to customers during the fourth quarter of the 2009 fiscal year. The ePort Edge™ is a one-piece design and is intended for those in the vending industry who want a magnetic swipe-only cashless system with basic features at a lower price point.

●
ePort SDK (software development kit) captures our ePort® technology in software form for PC-based devices such as kiosks. ePort SDK offers customers access to the same turnkey service, reporting and customer support available with the ePort hardware platform.

●
ePort QuickConnect™ was introduced in August 2012. QuickConnect™ is a Web service that allows a client application to securely interface with the Company’s ePort Connect service to process transactions and transfer files.

Other trademarked forms of our ePort technology include eSuds™, our solution developed for the commercial laundry industry that enables laundry operators to provide customers cashless transactions via the use of their credit cards, debit cards and other payment mediums such as student IDs. eSuds™ offers an e-mail alert system to notify users regarding machine availability, cycle completion, and other events and supports a variety of value-added services such as custom branding or subscription-based payments. In addition, our eSuds™ service reduces operational costs through utilization of our remote monitoring technology, thereby maximizing the scheduling of service visits and increasing machine up-time.

Energy Management Products. Our Company offers energy conservation products (“Energy Misers”®) that reduce the electrical power consumption of various types of existing equipment, such as vending machines, glass front coolers and other “always-on” appliances by allowing the equipment to selectively operate in a power saving mode when the full power mode is not necessary. Each of the Company’s Energy Miser® products utilizes occupancy sensing technology to determine when the surrounding area is vacant or occupied. The Energy Miser® then utilizes occupancy data, product temperatures, and an energy saving algorithm to selectively control certain high-energy components (e.g., compressor and fan) to realize electrical power savings over the long-term use of the equipment. Customers of our VendingMiser® product benefit from reduced energy consumption costs, depending on regional energy costs, machine type, and utilization of the machine. Our Energy Misers® also reduce the overall stress loads on the equipment, helping to reduce associated maintenance costs. Energy Miser products are not currently networked to our ePort Connect service.

SPECIFIC MARKETS WE SERVE

Our current customers are primarily in the self-serve, small ticket retail markets including beverage and food vending and kiosk, commercial laundry, car wash, tolls, amusement and gaming, and office coffee. While these industry sectors represent only a small fraction of our total market potential, as described below, these are the areas where we have gained the most traction. In addition to being our primary markets, these sectors serve as a proof-of-concept for other unattended POS industry applications.

Vending. According to Vending Times’ 2011 Census of the Industry, annual U.S. sales in the vending industry sector were estimated to be approximately $42 billion. The Company believes these revenues are transacted over millions of terminals representing a significant market opportunity for electronic payment conversion when compared to the Company’s existing ePort Connect service base. In another study conducted by Automatic Merchandiser (State of the Vending Industry, June/July 2012) that included a representative 5.4 million locations, cashless adoption was estimated to be only 3.7% in 2011, increasing from 3.5% the prior year as setbacks posed by the Durbin amendment (see Risk Factors) were offset by operators’ need for a mechanism to support rising retail prices, competitive pressure and a stronger understanding by operators of the benefits that cashless provides. According to the Automatic Merchandiser Report, the decline in revenues experienced by the vending market segment over the last few years as a result of price increases and fewer serviceable locations began to slow in 2011. At the same time, their report noted a concurrent uptick in use of technology, as more operators recognized that such services as DEX-based management, remote machine monitoring and cashless transaction capability can improve sales and profitability. With the continued shift to electronic payments and the advancement in mobile and POS technology, we believe the traditional beverage and food vending industry will continue to look to cashless payments and telemetry systems to increase sales and margins and help growth.

Kiosk. According to IHL Consulting Group Market Study dated July 1, 2010, approximately $678 billion was transacted through self-service kiosks in 2009, which represents an increase of 9.7% from the previous year. Furthermore, IHL projects that spending at self-service kiosks will grow approximately 10% during 2010 and that demand for self-service kiosks should push sales at these terminals to over $1 trillion by 2014. Kiosks are becoming increasingly popular as self-service “specialty” shops within larger retail environments as credit, debit or contactless payment options enable kiosks to sell an increased variety of items and at a higher price point as compared to cash-only kiosks that limit consumers to the amount of available cash-on-hand. As merchants continue to seek new ways to reach their customers outside of retail locations and mobile and electronic payment technology make this expansion more plausible, we believe electronic payment system providers who can service the payment needs of kiosk-driven transactions will be able to offer retailers, card associations, card issuers and payment processors an expanding value proposition at the POS. Our ePort® SDK currently powers the POS solutions for unattended kiosk providers such as AMI Entertainment’s Megatouch, Teknovation, Cup Cake Kiosk and Indiana Toll Road, while our ePort G8 is used on kiosks manufactured by Air-Serve and Innovative Foto.

Laundry. Our primary targets in laundry consist of the population of coin-operated laundries and coin-operated machines as well as a secondary customer base consisting of over 2 million resident college and university students in the US (U.S. Census Bureau, 2004). The Dry Cleaning and Laundry Facilities Industry Profile published by First Research dated July 11, 2011, states that the laundry services industry includes about 30,000 companies with combined annual revenue of approximately $10 billion. Major companies include Coinmach Service, DRYCLEAN USA, Mac-Gray, and Martin Franchises. The industry includes about 20,000 companies that provide retail laundry and dry cleaning services, and 10,000 that provide services through coin-operated laundromats.

Mobile Merchant. New mobile-based payment acceptance technology has made a transformational impact on an entire base of merchants that previously had almost no access to electronic-based payments. Goldman Sachs (Equity Research Report, June 19, 2012) sees the arrival of mobile technology at the micro/small merchant level addressing an estimated 13 million U.S.-based micro merchants that are likely to benefit from the ability to accept electronic payment from mobile devices. The Company anticipates mobile-based acceptance technologies, particularly for its existing customers that need a cashless payment solution for route collections, events, and other ancillary segments of their business, aligns well with the Company’s existing turnkey service platform and is therefore taking steps to enter this market in fiscal 2013.

OUR COMPETITIVE STRENGTHS

We believe that we benefit from a number of advantages gained through our twenty year history in our industry. They include:

1.
One-Stop Shop, End-to-End Solution. We believe that our ability to offer our customers one point of contact through a bundled cashless payment solution, as well as the ability to tailor them to individual customer needs, makes it easy and efficient for our customers to adopt and deploy our electronic payment solutions and results in a service unmatched in the small ticket, self-service retail market today. Other cashless payment solutions available in the market today require the operator to set up their own accounts for cashless processing, manage multiple service providers (i.e., hardware terminal manufacturer, wireless network provider, and credit card processor), as well as to implement their own cashless systems.

2.
Trusted Brand Name. The ePort and Energy Miser brands have a strong national reputation for quality, reliability, and innovation. We believe that card associations, payment processors, and merchants/operators trust our system solutions to handle financial transactions in a secure operating environment. Our trusted brand name is best exemplified by our high level of customer retention, national level agreements with partners like Visa and Verizon Wireless and several one-way exclusive relationships, averaging three years in duration, which we have solidified with several leading organizations within the unattended POS industry, including AMI Entertainment Network, Inc., Innovative Foto, and Air-Serv.

3.
Market Leadership. We believe we have the largest installed base of unattended POS electronic payment systems in the unattended small-ticket retail market for vending and we continue to expand to other adjacent markets. As of June 30, 2012, we had approximately 164,000 connections to our network. Our installed base supports our sales and marketing infrastructure by enhancing our ability to establish or expand our market position. Finally, our installed base provides several opportunities for referrals for new business, either from the merchant or operator of the deployed asset or through one of our several strategic relationships.

4.
Attractive Value Proposition for Our Customers. We believe that our solutions provide our customers an attractive value proposition. Our solutions make possible increased purchases by consumers who in the past were limited to the physical cash value on hand while making a purchase at an unattended terminal, thereby increasing the universe of potential customers and the buying activity of those customers. In addition, offerings such as Two-Tier Pricing and M2M telemetry provide operators with the ability to pursue additional opportunities to reduce costs and improve operating efficiencies.

5.
Increasing Scale and Financial Stability. Due to the continued growth in connections to the Company’s ePort Connect service, 81% of the Company’s revenue now stems from licensing and processing fees which are recurring in nature. Given the Company’s strong record of customer retention, we believe that this growing scale provides us improved financial stability and the footprint to market and distribute our products more effectively and in more markets than most of our competitors, and to provide our customers with innovative, comprehensive, and reliable system solutions.

6.
Customer-Focused Research and Development. Our research and development initiatives focus on adding features and functionality to our electronic payment solutions based on customer input and emerging market trends. Since we began operations in 1992, we have been granted 84 patents (US and International) and currently have 10 patent applications pending and have generated considerable intellectual proprietary and know-how associated with creating a seamless, end-to-end experience for our customers.

OUR GROWTH OPPORTUNITY

Our objective is to enhance our position as a leading provider of technology that enables electronic payment transactions and value-added services primarily at small-ticket, self-service, retail locations such as vending, kiosks, commercial laundry, car wash, and other similar markets. The Company believes its service-approach business model creates a high-margin stream of recurring revenues that will create a foundation for long-term value and continued growth. The key elements of our strategy are to:

Drive Growth in Connections

Leverage Existing Customers/Partners. We have a solid base of key customers across multiple markets, particularly in vending, that have deployed our solutions to just a small portion of their deployed base. As a result, they are a key component of our plan to drive sales. We have worked to build these relationships, drive future deployments, and develop customized network interfaces. Our customers have seen the benefits of our products and services first-hand and represent the largest opportunity to scale our solution.

Expand Distribution in Core Markets. We are intently focused on building a broader base of customers within our targeted markets to drive long term revenue and value by expanding our sales reach and distribution. Our efforts in this regard have led to the addition of approximately 1,350 new ePort Connect customers, additional reseller relationships, and the introduction of the Company’s ePort and ePort Connect solutions in Verizon Wireless’ M2M sales toolkit in fiscal year 2012.

Further Penetrate Attractive Adjacent Markets. We plan to continue to introduce our turnkey solutions to various markets such as the broad-based kiosk market, car wash, commercial laundry and other similar markets. Using wired and/or wireless networks and centralized, server-based software applications, our solutions address the needs of these customers for cashless transactions, sales analysis, remote monitoring, and optimized machine maintenance.

Capitalize on High Growth Opportunities in International Markets. We are currently focused on the U.S. and Canadian markets for our ePort devices and related ePort Connect service but may seek to establish a presence in emerging, high growth electronic payment markets in Europe, Asia, and Latin America. In order to do so, however, we would have to invest in additional sales and marketing and research and development resources targeted towards these regions. At this time, the Company believes the most efficient route to these markets will be achieved by optimizing and coordinating opportunities with its global partners and customers. Our energy management devices have been shipped to customers located in North America, Europe, and Asia.

Expanding the Value of our Service

Capitalize on the growing NFC and mobile payments trends. With approximately one-half of our connected base NFC and mobile payments ready, the Company believes that the continued increase in consumer preferences towards contactless payments represents a significant growth opportunity for the Company.

Continuous Innovation. We will continue enhancing our solutions in order to satisfy our customers and the end-consumers relying on our products at the POS locations. Our product innovation team enhances the design, size, and speed of data transmission, as well as security and compatibility with other electronic payment solution providers’ technologies. We believe our continued innovation will lead to further adoption in the unattended POS payments market.

 Leverage Intellectual Property. We have been granted 84 patents which assert various claims, including claims relating to unattended payment processing, networking and energy management devices. In addition, we own numerous trademarks, copyrights, design rights and trade secrets. We will continue to leverage this intellectual property to add value for customers, attain an increased share of the market, address competition and attempt to generate licensing revenues.

SALES AND MARKETING

The Company’s sales strategy includes both direct sales and channel development, depending on the particular dynamics of each of our markets. Our marketing strategy is diversified and includes media relations, direct mail, conferences, and client referrals. As of August 31, 2012, the Company was marketing and selling its products through its full and part-time staff consisting of thirteen people.

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

Indirect Sales/ Distribution

We have entered into agreements with resellers and distributors in connection with our energy management products. We also have agreements with select resellers in the car wash, amusement and gaming, and vending markets in an effort of broaden our reach and subsidize direct sales efforts in these markets.

Marketing

Our marketing strategy includes advertising and outreach initiatives designed to build brand awareness, make clear USAT’s competitive strengths, and prove the value of our services to our target markets-both for existing and prospective customers. Activities include creating company and product presence on the web including www.usatech.com and www.energymisers.com, digital advertising, SEO (Search Engine Optimization), and social media; the use of direct mail and email campaigns; educational and instructional online training sessions; advertising in vertically-oriented trade publications; participating in industry tradeshows and events; and working closely with customers and key strategic partners on co-marketing opportunities and new, innovative solutions that drive customer and consumer adoption of our services.

IMPORTANT RELATIONSHIPS

Verizon Wireless

In April 2011, we signed an agreement to use Verizon’s digital wireless wide area network for transport of data, including credit card transactions and inventory management data. The initial term of the agreement is three years, expiring April 2014. At the end of the initial term, the agreement automatically renews for successive one month periods unless terminated by either party upon thirty days’ notice. Verizon Wireless operates the nation’s fastest, most advanced 4G network and largest, most reliable 3G network. The company serves 104 million total wireless connections, including more than 88 million retail customers. We offer Verizon’s wireless services in connection with our ePort® devices which are utilized in the traditional small ticket beverage and food vending market in the United States.

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

As of October 12, 2011, following implementation of the Durbin Amendment, we entered into a new agreement with VISA to establish a new, fixed debit interchange rate. The agreement superseded all previous agreements between Visa and the Company. The agreement covers a one year term and expires on October 11, 2012. Management believes that the agreement will be renewed.

Compass/Foodbuy

On June 30, 2009, we entered into a Master Purchase Agreement (“MPA”) with Foodbuy, LLC (“Foodbuy”), the procurement company for Compass Group USA, Inc. (“Compass”) and other customers. As per its website, Compass is a $9.9 billion organization with locations throughout the US, Mexico, and Canada, is the leader in vending, food service management and support services, is the largest national vending operating company, operating 200 branches, has 18,000 locations, and is one of the leading owners and operators of vending machines in the United States. Compass is a division of UK-based Compass Group PLC.

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

On June 30, 2012, the agreement automatically rolled over for an additional one year term.

AMI Entertainment

On August 22, 2011, we entered into an exclusive three-year agreement with AMI Entertainment (“AMI”) as their exclusive processor of credit and debit cards and other electronic payments in connection with equipment operated on AMI’s network in the U.S. and Canada. The agreement is subject to renewal for one year periods thereafter, subject to notice of non-renewal by either party. AMI manufactures various types of amusement, entertainment and music equipment for sale to third party users.

Crane Payment Solutions

In December 2010, Crane Payment Solutions (“Crane”), a business unit within the Merchandising Systems Segment of Crane Co. and the Company entered into a three-year Strategic Partnership Agreement to deliver a combined cashless vending solution to Crane customers in North America. Under the agreement, USA Technologies will become the lead provider and supplier of all card processing, wireless communications, and data services for Crane’s customers in conjunction with the new Currenza® cashless bill validator card reader. In addition to the card processing capabilities of the Company, the Company will provide certain hardware solutions and grant Crane a license for designated USAT patents as a part of the relationship.

JUMP START PROGRAM

In order to accelerate adoption in the marketplace as well as increase the Company’s license and transaction fee revenues, the Company commenced a program for its customers referred to as the JumpStart Program (“JumpStart”) in December 2009. Pursuant to the JumpStart Program, customers acquire the ePort cashless terminal at no upfront cost by paying a higher monthly service fee, avoiding the need to make a major upfront capital investment. The Company would continue to own the ePort device utilized by its customer. At the time of the shipment of the ePort device, the customer is obligated to pay to the Company the standard one-time activation fee, is obligated to pay monthly ePort Connect service fees, adjusted for JumpStart in accordance with the terms of the customer’s contract with the Company, and the Company receives transaction processing fees generated from the device.

In fiscal 2012, the Company funded approximately two-thirds of  its new connections  through JumpStart. The Company anticipates using the JumpStart Program for approximately 55% to 60% of its anticipated connections in Fiscal 2013 as a result of the potential diversification from the kiosk market, where many customers only require our ePort SDK or our newly introduced Quick Connect web service.

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

COMPETITION

The electronic payment and energy conservation industries are competitive markets. While the Company offers unique products and services within smaller niche markets of these industries, a number of competitors in the broader market may offer products and services within our niche market in the future.

In the electronic payment market there are a wide variety of companies that develop hardware and software solutions for our addressable market. While several of the competitors below have formed partnerships in an attempt to offer customers an end-to-end solution, we are not aware of any direct competitor that provides a complete end-to-end solution like ours. We are aware of at least five competitors that offer a cashless hardware device: Crane Payment Systems, MEI, Coin Acceptors Inc. (Coinco), Cantaloupe Systems, Inc., and Vend Screen. We are aware of four competitors that offer a remote monitoring device: MEI, Cantaloupe Systems, Inc., InOne Technology, LLC, and Crane Streamware. We are aware of several competitors that offer a wireless service for cashless processing: Apriva, Cantaloupe Systems, and InOne Technology/CoinCo. In addition, the National Automatic Merchandising Association (“NAMA”), an association serving the vending, coffee service and food service management industries, offers a program through Bank of America Merchant Services. There are also numerous credit card processors that offer card processing services to traditional retail establishments that could decide to offer similar services to the industries that we serve.

In the cashless laundry market, we are aware of one direct competitor, Mac-Gray Corporation. In the energy management market, while we are aware of one direct competitor for our Energy Miser products in the United States; competition is growing as more energy efficient products enter the market. The businesses which have developed unattended, credit card activated control systems currently in use in non-vending machine applications (e.g., gasoline dispensing, public telephones, prepaid telephone cards, and ticket dispensing machines), might be capable of developing products or utilizing their existing products in direct competition with our ePort® control systems targeted to the vending industry. Finally, the production of highly efficient vending machines and glass front coolers or alternative energy conservation products may reduce or replace the need for our energy management products.

The Company’s key competitive strengths are described in detail above, under the heading “OUR COMPETITIVE STRENGTHS.”

CUSTOMER CONCENTRATIONS

Financial instruments that subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts and finance receivables. The Company maintains cash and cash equivalents with various financial institutions. Approximately 46% and 22% of the Company’s accounts and finance receivables at June 30, 2012 and 2011, respectively, were concentrated with two and one customer(s), respectively. Approximately 43%, 48%, and 52% of the Company’s license and transaction processing revenues for the years ended June 30, 2012, 2011, and 2010, respectively, were concentrated with two customers: 25%, 23%, and 17%, respectively, with one; and 18%, 25%, and 35%, respectively, with another. There was no concentration of equipment sales revenue for the year ended June 30, 2012. For each of the years ended June 30, 2011 and 2010 approximately zero and 11% of the Company’s equipment sales revenue was concentrated with one customer. The Company’s customers are principally located in the United States.

TRADEMARKS, PROPRIETARY INFORMATION, AND PATENTS

The Company received federal registration approval of the following trademarks: Blue Light Sequence®, CM2iQ®, EnergyMiser®, ePort®, ePort Connect®, ePort Edge®, Intelligent Vending®, PC Express®, Public PC®, SnackMiser®, The Office That Never Sleeps®, TransAct®, USA Technologies & Design®, USALive®, VendingMiser®, and VM2iQ®. The Company has three trademarks pending registration: Pay Dot™, Creating Value Through Innovation™, and eSuds™.

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

Through June 30, 2012, 73 United States patents and eleven foreign patents have been issued to the Company, and five United States and five foreign patent applications are pending.

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

RESEARCH AND DEVELOPMENT

Research and development expenses, which are included in selling, general and administrative expense in the Consolidated Statements of Operations, were approximately $1,768,000, $997,000, and $1,864,000, for the years ended June 30, 2012, 2011, and 2010, respectively.

EMPLOYEES

On August 31, 2012, the Company had forty-two full-time employees and five part-time employees.

Item 1A. Risk Factors.

Risks Relating to Our Business

We have a history of losses since inception and if we continue to incur losses, the price of our shares can be expected to fall.

We have experienced losses since inception. Although the Company anticipates nearing profitability during the 2013 fiscal year, profitability is not assured. From our inception through June 30, 2012, our cumulative losses from operations are approximately $199 million. For our fiscal years ended June 30, 2012, 2011, and 2010, we have incurred net losses of $5,211,238, $6,457,067, and $11,571,495, respectively due primarily to the fact that our revenues have not been sufficient to sustain our operations. If we continue to incur losses, the price of our common stock can be expected to fall.

We may require additional financing to sustain our operations and without it we may not be able to continue operations.

At June 30, 2012, we had working capital of $2,197,851. We had an operating cash flow of $78,236, ($908,227), and ($9,841,900), for the fiscal years ended June 30, 2012, 2011, and 2010, respectively, reflecting a reclassification of cash used for acquisition of property for the JumpStart Program. We may not currently have sufficient financial resources to fund our operations after July 1, 2013. Therefore, we may need additional funds to continue these operations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Our existence is dependent on our ability to raise capital that may not be available.

There can be no assurance that our business will prove financially profitable or generate sufficient revenues to cover our expenses. From inception, we have generated funds primarily through the sale of securities. Although we believe that we have adequate existing resources to provide for our funding requirements through at least July 1, 2013, there can be no assurances that we will be able to continue to generate sufficient funds thereafter. We would expect to raise funds in the future through sales of our debt or equity securities until such time, if ever, as we are able to operate profitably. Subsequent to July 1, 2013, our inability to obtain needed funding can be expected to have a material adverse effect on our operations and our ability to achieve profitability. If we fail to generate increased revenues or fail to sell additional securities, you may lose all or a substantial portion of your investment.

Our products may fail to gain widespread market acceptance. As a result, we may not generate sufficient revenues or profit margins to become successful.

There can be no assurances that demand for our products will be sufficient to enable us to generate sufficient revenue or become profitable. Likewise, no assurance can be given that we will be able to have a sufficient number of ePorts® connected to our network or sell equipment utilizing our network or our energy management products to enough locations to achieve significant revenues or that our operations can be conducted profitably. Alternatively, the locations which would utilize the network may not be successful locations and our revenues would be adversely affected. We may in the future lose locations utilizing our products to competitors, or may not be able to install our products at competitors’ locations, or may not obtain future locations which would be obtained by our competitors. In addition, there can be no assurance that our products could evolve or be improved to meet the future needs of the marketplace.

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

We have historically relied on the equity markets for funding our business by issuing equity securities. We may find it difficult, or we may not be able, to access the credit or equity markets, or we may experience higher funding costs as a result of the current adverse market conditions. Continued instability in these markets may limit our ability to access the capital we may require to fund and grow our business.

The loss of one or more of our key customers could significantly reduce our revenues and profits.

We have derived, and believe we may continue to derive, a significant portion of our revenues from a limited number of large customers. Approximately 46% and 22% of the Company’s accounts and finance receivables at June 30, 2012 and 2011, respectively, were concentrated with two and one customer(s), respectively. Approximately 43%, 48%, and 52% of the Company’s license and transaction processing revenues for the years ended June 30, 2012, 2011, and 2010, respectively, were concentrated with two customers: 25%, 23%, and 17%, respectively, with one; and 18%, 25%, and 35%, respectively, with another. There was no concentration of equipment sales revenue for the year ended June 30, 2012 and 2011. For the year ended June 30, 2010 approximately 11% of the Company’s equipment sales revenue was concentrated with one customer. The Company’s customers are principally located in the United States.

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

We are dependent on key management personnel, particularly the Chairman and Chief Executive Officer, Stephen P. Herbert. The loss of services of Mr. Herbert or other executive officers would dramatically affect our business prospects. Certain of our employees are particularly valuable to us because:

●	they have specialized knowledge about our company and operations;

●	they have specialized skills that are important to our operations; or

●	they would be particularly difficult to replace.

We have entered into an employment agreement with Mr. Herbert that expires on January 1, 2013. We have also entered into an employment agreement with another executive officer, which contains confidentiality and non-compete agreements. We have obtained a key person life insurance policy in the amount of $1,000,000 on Mr. Herbert. We do not have and do not intend to obtain key person life insurance coverage on our other executive officer. As a result, we are exposed to the costs associated with the death of this key employee.

We also may be unable to retain other existing senior management, sales personnel, and development and engineering personnel critical to our ability to execute our business plan, which could result in harm to key customer relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs.

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

Through June 30, 2012, we had 10 pending United States and foreign patent applications, and intend to file applications for additional patents covering our future products, although there can be no assurance that we will do so. In addition, there can be no assurance that we will maintain or prosecute these applications. The United States Government and other countries have granted us 84 patents as of June 30, 2012. There can be no assurance that:

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

●
companies which have developed unattended, credit card activated control systems currently used in connection with public telephones, prepaid telephone cards, gasoline dispensing machines, or vending machines and are capable of developing control systems in direct competition with the Company; and,

●	one direct competitor, Elstat Electronics Ltd. in the energy management industry.

In addition, it is also possible that a company not currently engaged in any of the businesses described above could develop services and products that compete with our services and products. Competition may result in lower profit margins on our products or may reduce potential profits or result in a loss of some or all of our customer base. To the extent that our competitors are able to offer more attractive technology, our ability to compete could be adversely affected. In addition, NAMA, an industry association  serving the vending, coffee service and foodservice management industries, offers a program for its members that competes with our cashless solutions through Bank of America Merchant Services.

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

Substantially all of the network service contracts with our customers are terminable for any or no reason upon thirty to sixty days’ advance notice.

Substantially all of our customers may terminate their network service contracts with us for any or no reason upon providing us with thirty or sixty-days’ advance notice. Accordingly, consistent demand for and satisfaction with our products by our customers is critical to our financial condition and future success. Problems, defects, or dissatisfaction with our products or services could cause us to lose a substantial number of our customers with minimal notice. If a substantial number of our customers were to exercise their termination rights, it would result in a material adverse effect to our business, operating results, and financial condition.

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

Protection against fraud is of key importance to purchasers and end-users of our products. We incorporate security features, such as encryption software and secure hardware, into our products to protect against fraud in electronic payment transactions and to ensure the privacy and integrity of consumer data. We design and test our products to high security standards, and our products and methodologies are under constant review and improvement. We also maintain the highest level PCI validation standard as mandated by the card industry and engage third party auditors not only to ensure that we meet the highest industry standards, but also to advise us on improving our security methods. Nevertheless, our products may be vulnerable to breaches in security due to defects in our security mechanisms, the operating system and applications in our hardware platform. Security vulnerabilities could jeopardize the security of information transmitted or stored using our products. In general, liability associated with security breaches of a certified electronic payment system belongs to the institution that acquires the financial transaction. In addition, we have not experienced any material security breaches affecting our business. However, if the security of the information in our products is compromised, our reputation and marketplace acceptance of our products will be adversely affected, which would adversely affect our results of operations, and subject us to potential liability. If our security applications are breached and sensitive data is lost or stolen, we could incur significant costs to not only assess and repair any damage to our systems, but also to reimburse customers for losses that occur from the fraudulent use of the data. We may also be subject to fines and penalties from the credit card associations in the event of the loss of confidential card information. Adverse publicity raising concerns about the safety or privacy of electronic transactions, or widely reported breaches of our or another provider’s security, have the potential to undermine consumer confidence in the technology and could have a materially adverse effect on our business.

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

New legislation could be enacted regulating the basis upon which interchange rates are charged for debit or credit card transactions, which could increase the debit or credit card interchange fees charged by bankcard networks. An example of such legislation is the so-called “Durbin Amendment,” to the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010. The Durbin Amendment  regulates the basis upon which interchange rates for debit card transactions are made to ensure that interchange rates are “reasonable and proportionate to costs.” Pursuant to regulations that were promulgated by the Federal Reserve, Visa and MasterCard have significantly increased their interchange fees for small ticket debit card transactions. On October 12, 2011, the Company and Visa entered into a one-year agreement (the “Visa Agreement”) pursuant to which Visa has agreed to make available to the Company reduced interchange fees for debit card transactions. The interchange reimbursement fees made available to the Company will allow the Company to continue to accept Visa’s debit products over the one-year term without adversely impacting the Company’s historical gross profit from license and transaction fee revenues. If the Visa Agreement is not renewed, our financial results would be materially adversely affected unless we are able to pass these significant additional charges to our customers. Although management believes that the agreement will be renewed there can be no assurance thereof.

Increases in card association and debit network interchange fees could increase our operating costs or otherwise adversely affect our operations. If we do not pass along to our customers any future increases in credit or debit card interchange fees, assessments and transaction fees, our gross profits would be reduced.

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

While the Company and Visa have entered into a one-year agreement pursuant to which Visa has agreed to make available to the Company reduced interchange fees for debit card transactions, MasterCard has, since October 1, 2011, increased its interchange fees for small ticket category transactions paid for through debit cards issued by regulated banks from 1.55% of a transaction plus 4 cents, to 0.5% of a transaction plus 22 cents, which represents an increase of approximately 247% based on a transaction of $1.67, which was the average transaction experienced by the Company during fiscal year 2012.

During the term of the Visa Agreement, the Company does not anticipate accepting any debit cards with interchange fees that are higher than the rates provided under the Visa Agreement. The Company will continue to accept Visa- branded debit and pre-paid cards in addition to all major credit cards, including Visa, MasterCard, Discover and American Express at its current processing rates. If the Visa Agreement is not renewed, our financial results would be materially adversely affected unless we are able to pass these significant additional charges to our customers. Although management believes that the agreement will be renewed there can be no assurance thereof.

The future occurrence of unusual or unanticipated non-operational expenses may require us to divert our cash resources from achieving our business plan, adversely affecting our financial performance and resulting in the decline of our stock price.

Our fiscal year 2013 business plan assumes that no material unusual or unanticipated non-operational expenses would be incurred by us. In the event we would incur any such expenses, we would anticipate diverting our cash resources from our JumpStart program in order to fund any such expenses. During the fiscal year ending June 30, 2013, we anticipate utilizing substantial cash resources in connection with the JumpStart program. Any such reduction may cause our anticipated connections, revenues, gross profits, Adjusted EBITDA, and other financial metrics for the 2013 fiscal year and beyond to be materially adversely affected. In such event, the price of our common stock could be expected to fall.

During our fiscal year ended June 30, 2012, we incurred approximately $2.2 million in connection with the proxy contest and related litigation and $975,000 in connection with the Audit Committee’s investigation and resignation of our former CEO. Our business plan for the 2013 fiscal year does not anticipate that any such similar events, including another proxy contest, would occur during the fiscal year. The occurrence of any such event could have a material adverse effect on our financial performance and share price.

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

In addition, our articles of incorporation prohibit the declaration of any dividends on our common stock unless and until all unpaid and accumulated dividends on the series A convertible preferred stock have been declared and paid. Through August 31, 2011, the unpaid and cumulative dividends on the series A convertible preferred stock are $10,599,646. Each share of series A convertible preferred stock is convertible into 1/100th of a share of common stock at the option of the holder. The unpaid and cumulative dividends on the series A convertible preferred stock are convertible into shares of our common stock at the rate of $1,000 per share at the option of the holder. During the year ended June 30, 2012, none of our series A convertible preferred stock and no cumulative preferred dividends were converted into shares of common stock.

Our articles of incorporation also provide that the preferred stock has a liquidation preference over the common stock in the amount of $10 per share plus accrued and unpaid dividends. As of June 30, 2012, the liquidation preference was $15,361,522.

We may issue additional shares of our common stock, which could depress the market price of our common stock and dilute your ownership.

As of August 31, 2012, we had issued and outstanding options to purchase 45,333 shares of our common stock and warrants to purchase 7,754,187 shares of our common stock. The shares underlying none of these options, and 6,782,040 of these warrants have been registered and may be freely sold. Market sales of large amounts of our common stock, or the potential for those sales even if they do not actually occur, may have the effect of depressing the market price of our common stock. In addition, if our future financing needs require us to issue additional shares of common stock or securities convertible into common stock, the supply of common stock available for resale could be increased which could stimulate trading activity and cause the market price of our common stock to drop, even if our business is doing well. Furthermore, the issuance of any additional shares of our common stock including those pursuant to the exercise of warrants by the holders thereof, or securities convertible into our common stock could be substantially dilutive to holders of our common stock if they do not invest in future offerings.

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

The substantial market overhang of our shares may tend to depress the market price of our shares.

As of August 31, 2012, there were outstanding warrants to purchase 2,518,040 of our shares at the exercise price of $1.13 per share at any time before December 31, 2013, and 4,264,000 of our shares at the exercise price of $2.6058 per share at any time before September 18, 2016. The Company has agreed and/or intends to register for resale in the open market of the shares underlying these warrants. Sales in the public market of a substantial number of the shares underlying these warrants, or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital, should we wish to do so, through the sale of additional common stock. We are unable to estimate the number of shares that may be sold because this will depend on the market price for our common stock, the personal circumstances of the sellers and other factors.

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

Item 2. Properties.

The Company conducts its operations from various facilities under operating leases. The Company leases 17,249 square feet of space located in Malvern, Pennsylvania for its principal executive office and for general administrative functions, sales activities, and product development. The lease term expires on April 30, 2016. As of June 30, 2012, the Company’s rent payment for this facility is $29,000 per month.

The Company also leases 13,377 square feet of space located in Malvern, Pennsylvania for its product warehousing, shipping and customer support. The lease term expires December 31, 2012 with the option to extend the lease thereafter for an additional 24-month period. As of June 30, 2012, the Company’s rent payment for this facility is $15,000 per month for the duration of the amended lease period.

Item 3. Legal Proceedings.

On April 13, 2012, the Company received a notice from a former director and shareholder that he intended to nominate himself and six other persons for election as directors at the upcoming 2012 annual meeting of shareholders. In connection with the proxy contest, on May 3, 2012 the Company commenced a legal action against the former director and his nominees and certain other parties (collectively, “SAVE”). As part of the litigation, in July 2012 certain members of SAVE filed counterclaims against the Company and Stephen P. Herbert relating to, among other things, the 2012 annual meeting of shareholders. On August 16, 2012, the Company and SAVE entered into a Settlement and Release Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, SAVE accepted the election of all nine of the Company’s director nominees by the shareholders at the June 28, 2012 annual meeting of shareholders and have agreed not to contest or challenge the election results and the Company and SAVE have dismissed with prejudice the civil action filed on May 3, 2012 in the United States District Court for the Eastern District of Pennsylvania known as USA Technologies, Inc. v. Bradley Tirpak, et al., v. Stephen P. Herbert (Civil Action No. 12-2399-TJS) as well as all of the claims and counterclaims alleged therein.  In connection with the proxy contest and related litigation, the Company incurred substantial expenses during the 2012 fiscal year which are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on The NASDAQ Global Market under the symbol USAT. The high and low bid prices on The NASDAQ Global Market for the common stock were as follows:

Year ended June 30, 2012	High	Low
First Quarter (through September 30, 2011)	2.47	1.13
Second Quarter (through December 31, 2011)	1.70	0.94
Third Quarter (through March 31, 2012)	1.33	0.93
Fourth Quarter (through June 30, 2012)	1.98	1.12

Year ended June 30, 2011	High	Low
First Quarter (through September 30, 2010)	1.50	0.46
Second Quarter (through December 31, 2010)	1.60	0.97
Third Quarter (through March 31, 2011)	2.75	1.04
Fourth Quarter (through June 30, 2011)	3.74	1.93

On August 31, 2012, there were 617 record holders of the Common Stock and 358 record holders of the Preferred Stock.

The holders of the Common Stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company’s Common Stock or Preferred Stock. No dividend may be paid on the Common Stock until all accumulated and unpaid dividends on the Preferred Stock have been paid. As of August 31, 2012, such accumulated unpaid dividends amounted to $11,264,098. The Preferred Stock is also entitled to a liquidation preference over the Common Stock which as of June 30, 2012 equaled $15,361,552.

As of June 30, 2012, equity securities authorized for issuance by the Company with respect to compensation plans were as follows:

	Number of Securities to be issued upon exercises of outstanding options and warrants		Weighted average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance (excluding securities reflected in column(a)
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	-		-	555,941	(3)

Equity compensation plans not approved by security holders	45,333	(1)		140,000	(2)

Total	45,333		-	695,941

(1)  Represents stock options outstanding as of June 30, 2012 for the purchase of shares of Common Stock of the Company expiring at various times from March 2013 through June 2013. All such options were granted to then current employees and directors of the Company. Exercise prices for all the options outstanding were at prices that were either equal to or greater than the market price of the Company’s Common Stock on the dates the options were granted. Shareholder approval of these options was not required because the options were granted prior to the Company’s shares being listed on The NASDAQ Stock Market LLC.

(2)  Represents shares of Common Stock issuable to the Company’s former Chief Executive Officer upon a USA Transaction. Shareholder approval of the foregoing was not required because the agreement was entered into by the Company prior to the Company’s shares being listed on The NASDAQ Stock Market LLC.

(3)  Represents 10,941 shares of Common Stock issuable under the Company’s 2010 Stock Incentive Plan as approved by shareholders on June 15, 2010, 45,000 shares of Common Stock issuable under the Company’s 2011 Stock Incentive Plan as approved by shareholders on June 13, 2011, and 500,000 shares of Common Stock issuable under the Company’s 2012 Stock Incentive Plan as approved by shareholders on June 28, 2012 for use in compensating employees, officers and directors. The shares either have been, or will be registered with the Securities and Exchange Commission as an employee benefit plan under Form S-8.

As of August 31, 2012, shares of Common Stock reserved for future issuance were as follows:

●	45,333 shares issuable upon the exercise of stock options at exercise prices ranging from $7.50 to $8.00 per share;

●	7,754,187 shares issuable upon the exercise of common stock warrants at exercise prices ranging from $1.13 to $7.70 per share; all warrants were exercisable as of August 31, 2012;

●	15,694 shares issuable upon the conversion of outstanding Preferred Stock and cumulative Preferred Stock dividends;

●	10,941 shares issuable under the 2010 Stock Incentive Plan;

●	45,000 shares issuable under the 2011 Stock Incentive Plan; and

●	500,000 shares issuable under the 2012 Stock Incentive Plan.

PERFORMANCE GRAPH

The following graph shows a comparison of the 5-year cumulative total shareholder return for our common stock with The NASDAQ Composite Index and the S&P 500 Information Technology Index for small cap companies in the United States. The graph assumes a $100 investment on June 30, 2007 in our common stock and in the NASDAQ Composite Index and the S&P 500 Information Technology Index, including reinvestment of dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

Among USA Technologies, Inc., The NASDAQ Composite Index and The S&P 500 Information Technology Index

Total Return For:	Jun-07	Jun-08	Jun-09	Jun-10	Jun-11	Jun-12

USA Technologies, Inc.	$ 100	$ 77	$ 37	$ 6	$ 29	$ 13
NASDAQ Composite	100	106	85	98	126	113
S&P 500 Information Technology Index	100	115	92	105	129	119

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

Item 6. Selected Financial Data.

The following selected financial data for the five years ended June 30, 2012 are derived from the audited consolidated financial statements of USA Technologies, Inc. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information.

	Year ended June 30,
	2012	2011	2010	2009	2008
OPERATIONS DATA

Revenues	$29,017,243	$22,868,789	$15,771,106	$12,020,123	$16,103,546

Net loss	$(5,211,238)	$(6,457,067)	$(11,571,495)	$(13,731,818)	$(16,417,893)

Cumulative preferred dividends	(664,452)	(665,577)	(735,139)	(772,997)	(780,588)
Loss applicable to common shares	$(5,875,690)	$(7,122,644)	$(12,306,634)	$(14,504,815)	$(17,198,481)

Loss per common share (basic and diluted)	$(0.18)	$(0.26)	$(0.55)	$(0.95)	$(1.21)

Cash dividends per common share	-	-	-	-	-

BALANCE SHEET DATA
Total assets	$33,219,657	$36,004,005	$29,848,424	$25,980,378	$40,055,651
Long-term debt	$728,330	$253,061	$596,155	$820,059	$967,518
Shareholders’ equity	$21,655,022	$26,125,531	$22,812,172	$19,972,272	$32,576,549

The following unaudited quarterly financial operations data for the two years ended June 30, 2012 and June 30, 2011 is derived from the audited consolidated financial statements of USA Technologies, Inc. and its interim reports for the quarters therein. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information.

	UNAUDITED
YEAR ENDED JUNE 30, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Revenues	$6,705,748	$6,881,598	$7,527,051	$7,902,846	$29,017,243

Gross profit	$2,049,036	$1,938,456	$2,795,220	$3,178,339	$9,961,051

Net loss	$(78,954)	$(1,821,061)	$(538,618)	$(2,772,605)	$(5,211,238)

Cumulative preferred dividends	$(332,226)	$-	$(332,226)	$-	$(664,452)

Loss applicable to common shares	$(411,180)	$(1,821,061)	$(870,844)	$(2,772,605)	$(5,875,690)

Loss per common share (basic & diluted)	$(0.01)	$(0.06)	$(0.03)	$(0.09)	$(0.18)

Weighted average number of common shares outstanding (basic & diluted)	32,288,638	32,448,040	32,466,528	32,496,327	32,423,987

	UNAUDITED
YEAR ENDED JUNE 30, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Revenues	$4,440,665	$6,016,516	$5,522,977	$6,888,631	$22,868,789

Gross profit	$1,355,567	$2,488,021	$1,553,132	$2,351,938	$7,748,658

Net loss	$(1,886,614)	$(133,131)	$(2,514,268)	$(1,923,054)	$(6,457,067)

Cumulative preferred dividends	$(333,351)	$-	$(332,226)	$-	$(665,577.00)

Loss applicable to common shares	$(2,219,965)	$(133,131)	$(2,846,494)	$(1,923,054)	$(7,122,644)

Loss per common share (basic & diluted)	$(0.09)	$(0.01)	$(0.11)	$(0.06)	$(0.26)

Weighted average number of common shares outstanding (basic & diluted)	25,842,604	26,005,257	26,914,004	31,929,532	27,665,345

The following unaudited quarterly cash flow data for the two years ended June 30, 2012 and June 30, 2011 is derived from the audited consolidated financial statements of USA Technologies, Inc. and its interim reports for the quarters therein. The data reflects the reclassification of the cash used for purchase of property for the rental program from operating activities to investing activities. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information.

	UNAUDITED
YEAR ENDED JUNE 30, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Net cash provided by (used in) operating activities	$(496,789)	$(2,527,097)	$232,171	$2,869,951	$78,236

Net cash used in investing activities	$(1,294,956)	$(1,134,983)	$(1,256,676)	$(2,546,199)	$(6,232,814)

Net cash provided by (used in) financing activities	$(99,829)	$(107,476)	$(111,841)	$(91,142)	$(410,288)

Net increase (decrease) in cash and cash equivalents	(1,891,574)	(3,769,556)	(1,136,346)	232,610	(6,564,866)
Cash and cash equivalents at beginning of period	12,991,511	11,099,937	7,330,381	6,194,035	12,991,511
Cash and cash equivalents at end of period	$11,099,937	$7,330,381	$6,194,035	$6,426,645	$6,426,645

	UNAUDITED
YEAR ENDED JUNE 30, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Net cash provided by (used in) operating activities	$(1,441,190)	$3,096,868	$(1,503,735)	$5,396,897	$5,548,840

Net cash provided by (used in) investing activities	$(583,586)	$(3,454,131)	$17,029	$(534,004)	$(4,554,692)

Net cash provided by (used in) financing activities	$(112,167)	$(114,122)	$9,782,587	$1,293,808	$10,850,106

Net increase (decrease) in cash and cash equivalents	(2,136,943)	(471,385)	8,295,881	6,156,701	11,844,254
Cash and cash equivalents at beginning of period	7,604,324	5,467,381	4,995,996	13,291,877	7,604,324
Cash and cash equivalents at end of period	$5,467,381	$4,995,996	$13,291,877	$19,448,578	$19,448,578

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

USA Technologies, Inc. provides wireless networking, cashless transactions, asset monitoring and other value-added services principally to the small ticket unattended retail markets. Our ePort® technology can be installed and/or embedded into everyday devices such as vending machines, kiosks, as well as our eSuds™ technology for washer and dryers. Our associated network service, ePort Connect®, is a comprehensive service that provides wireless connectivity that facilitates electronic payment options as well as telemetry and machine-to-machine (“M2M”) services, including the ability to remotely monitor, control and report on the results of distributed assets containing our electronic payment solutions. In addition, the Company provides energy management products, such as its VendingMiser® and CoolerMiser™, which reduce energy consumption in vending machines and coolers.

The Company generates revenue in multiple ways. We derive the majority of our revenues from license and transaction fees related to our ePort Connect service. Connections to our service stem from the sale, or lease of our POS electronic payment devices or certified payment software or the servicing of similar third-party installed POS terminals. The majority of ePort Connect customers pay a monthly fee plus a blended transaction rate on the dollar volume processed by the Company. Customers with higher expected transaction rates might pay a lower or no ePort Connect monthly fee, but a higher blended transaction rate on dollar volume processed by the Company. Connections to the ePort Connect service, therefore, are the most significant driver of the Company’s revenues, particularly revenues from license and transaction fees.

The Company also generates equipment revenue through the direct sale or rental of ePort® technology as well as our stand-alone, non-networked energy management products.

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

IMPAIRMENT OF LONG LIVED ASSETS

In accordance with the Financial Accounting Standards Board Accounting Standards Codification® (“ASC”) Topic 360 “Impairment or Disposal of Long-lived Assets”, the Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value. In the period when the plan of sale criteria of ASC 360 are met, long-lived assets are reported as held for sale, depreciation and amortization cease, and the assets are reported at the lower of carrying value or fair value less costs to sell.

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with ASC 350, “Intangibles – Goodwill and Other”. Under ASC 350, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. The Company tests goodwill for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a discounted cash flow analysis to complete the first step in this process. We also give consideration to our market capitalization. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill as a result of its testing on April 1, 2012, April 1, 2011, and April 1, 2010.

The Company trademarks with an indefinite economic life are not being amortized. The trademarks, not subject to amortization, are related to the miser asset group and consist of the following trademarks: 1) VendingMiser, 2) CoolerMiser, 3) PlugMiser and 4) SnackMiser. The Company tests indefinite-lived intangible assets for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a discounted cash flow analysis to complete the first step in this process. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date for its indefinite-lived intangible assets. The Company concluded there was an impairment of its indefinite-lived trademarks as a result of its testing in its fiscal year 2011, and has recorded a $581,900 impairment expense in fourth quarter of the fiscal year ended June 30, 2011 (see Note 5 to the Consolidated Financial Statements). There was no impairment expense recorded during the fiscal year ended June 30, 2012 and 2010.

Patents and trademarks, with an estimated economic life, are carried at cost less accumulated amortization, which is calculated on a straight-line basis over their estimated economic life. The Company reviews intangibles, subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows resulting from the use of the asset and its eventual disposition is less than its carrying amount. The amount of the impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. Other than described above, as of June 30, 2012, 2011, and 2010, the Company has concluded there has been no impairment of its other patents or trademarks that are subject to amortization.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2012 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2011

Results for the year ended June 30, 2012 continued to demonstrate significant growth and improvements in the Company’s operations. Highlights of year over year improvements include:

●	Total revenue up 27%;
●	Recurring license and transaction fee revenue up 42%;
●	New connections up 38%; and,
●	Gross profit dollars up 29%.

The growing ePort Connect service base of connections drove the 42% increase in license and transaction fee revenue. Revenue from license and transaction fees, which is fueled primarily by monthly ePort Connect® service fees and transaction processing fees, grew to approximately $23 million for fiscal 2012 from $16 million for fiscal 2011. These recurring revenues represented 81% of total revenue for the fiscal 2012 year.

License and transaction fee highlights for the year ended June 30, 2012 included:

● ●
45,000 additional net connections to the Company’s ePort Connect service in fiscal 2012;
Total connected service base to 164,000 as of June 30, 2012, compared to 119,000 as of June 30, 2011, an increase of approximately 38% compared to connections at June 30, 2011;

●	Increases in the number of small-ticket, credit/debit transactions and dollars handled in the fiscal year of 43% each compared to the same period a year ago; and,
●	69% growth in ePort Connect customers, fueled by 1,350 new customers in the 2012 fiscal year for 3,300 customers at June 30, 2012.

Revenues for the fiscal year ended June 30, 2012 were $29,017,243, consisting of $23,370,754 of license and transactions fees and $5,646,489 of equipment sales, compared to $22,868,789 for the fiscal year ended June 30, 2011, consisting of $16,442,485 of license and transaction fees and $6,426,304 of equipment sales. The increase in total revenue of $6,148,454, or 27%, was primarily due to an increase in license and transaction fees of $6,928,269, or 42%, from the prior year, and a decrease in equipment sales of $779,815 or 12%, from the prior year.

The increase in license and transaction fees was due to the growth in ePort Connect service fees and transaction dollar volume from the increased number of connections to our ePort Connect service. As of June 30, 2012, the Company had approximately 164,000 connections to the ePort Connect service (including approximately 15,000 non-USAT, third party devices) as compared to approximately 119,000 connections to the ePort Connect service (including approximately 13,000 non-USAT, third party devices) as of June 30, 2011. During the year ended June 30, 2012, the Company added approximately 45,000 connections to our network as compared to approximately 37,000 connections during the year ended June 30, 2011. The JumpStart Program units represented approximately 65% and 60% of connections added during the 2012 and 2011 fiscal years, respectively.

Pursuant to its agreements with customers, the Company, in addition to ePort Connection service fees, earns transaction processing fees equal to a percentage of the dollar volume processed by the Company, which are included as licensing and transaction processing revenues in its Consolidated Statements of Operations. During the year ended June 30, 2012, the Company processed approximately 103 million transactions totaling approximately $171 million compared to approximately 72 million transactions totaling approximately $120 million during the year ended June 30, 2011, an increase of approximately 43% in the number and value of transactions processed.

It typically takes 30-60 days for a new connection to begin contributing to the Company’s license and transaction fee revenues. The Company counts its ePort Connect connections upon shipment of an active terminal to a customer under contract, at which time activation on its network is performed by the Company, and the terminal is capable of conducting business via the Company’s network and related services. An ePort connection does not necessarily mean that the unit is actually installed by the customer on a machine, or that the unit has begun processing transactions, or that the Company has begun receiving monthly service fees in connection with the unit. Rather, at the time of shipment of the ePort, the customer becomes obligated to pay the one-time activation fee, and is obligated to pay monthly service fees in accordance with the terms of the customer’s contract with the Company. We anticipate that our license and transaction fee revenues would continue to increase if the number of connections to our network would continue to increase.

In addition, our customer base increased with approximately 1,350 new customers added to our ePort® Connect service during the fiscal year ended June 30, 2012, bringing the total number of such customers to approximately 3,300 as of June 30, 2012. The Company added approximately 875 new customers in the year ended June 30, 2011. By comparison, the Company had approximately 1,950 customers as of June 30, 2011, representing a 69% increase during the past twelve months. We count a customer as a new customer upon the signing of their ePort Connect service agreement. When a reseller sells our ePort, we count a customer as a new customer upon the signing of the applicable services agreement with the customer.

The $779,815 decrease in equipment sales was a result of decreases of approximately $359,000 related to ePort® products, approximately $395,000 in Energy Miser products and approximately $26,000 in other products. The $359,000 decrease in ePort products is attributable to $322,000 of activation fees on non-USAT, third party devices and other activation services performed in the 2011 fiscal year. Also contributing to the decrease in ePort product sales were revenues recorded in the 2011 fiscal year of $225,000 of Visa support funding and approximately $73,000 of revenue recognized under our May 2008 agreement with a customer. These decreases were offset by a $261,000 increase in ePort product revenues attributable to increased activation fees on JumpStart units and equipment sales. The decrease in Energy Miser equipment sale revenue is due directly to fewer units sold during the year ended June 30, 2012 than during the year ended June 30, 2011.

Cost of sales consisted of cost of services for license and transaction fee related costs of $15,312,966 and $11,651,138 and equipment costs of $3,743,226 and $3,468,993, for the year ended June 30, 2012 and 2011, respectively. The increase in total cost of sales of $3,936,061 was due to an increase in cost of services of $3,661,828 and an increase in equipment costs of $274,233. The increase in cost of services was predominantly related to increases in units connected to the network and increases in transaction dollars. In addition, approximately $316,000 of the $3,661,828 increase in cost of services was attributable to increased debit card processing costs incurred because of the significant increase of interchange fees charged by Visa and MasterCard, which became effective on October 1, 2011. The impact on margins caused by these increases in the second fiscal quarter did not impact the subsequent quarters in fiscal 2012 as the Visa Agreement that went effect on October 14, 2011 essentially restored Visa debit interchange rates to pre-October 1, 2011 levels during the one-year term of the agreement, and the Company ceased the acceptance of MasterCard debit cards in mid-November 2011. Also contributing to the increase in cost of services was approximately $199,000 of costs for electronic communication of software updates to connected ePorts®. The increase in equipment costs related to the increased freight-in costs of approximately $140,000 associated with our Verizon enabled ePorts as well as slightly higher costs to manufacture the Verizon enabled ePorts.

Gross profit (“GP”) for the year ended June 30, 2012 was $9,961,051 compared to GP of $7,748,658 for the previous fiscal year, an increase of $2,212,393, of which $3,266,441 is attributable to license and transaction fees GP, offset by a decrease of $1,054,048 of equipment sales GP. The increase in GP dollars from license and transaction fees was mainly generated by additional devices connected to our network. The decrease in GP from equipment sales is predominantly due to the fiscal 2011 revenue items mentioned above and the additional costs incurred for freight-in of the Verizon enabled ePorts. Overall margins were consistent at 34%, while license and transaction fee margins increased from 29% to 34%, offset by equipment margins having decreased from 46% to 34%. License and transaction fee margins increased due to improved efficiencies stemming from recent partnership agreements, a larger ePort Connect service base, as well as having a larger number of JumpStart rental units with fees in the 2012 fiscal year versus a year ago when a larger number of JumpStart units had a longer period before monthly fees commenced. These improvements were offset by the additional costs incurred during the second fiscal quarter for interchange fees described above, and electronic communication of device software updates.

Selling, general and administrative (“SG&A”) expenses of $15,460,668 for the fiscal year ended June 30, 2012, increased by $4,030,058 or 35%, from the prior fiscal year. The most significant components of the increase are detailed in the table below and relate to expenses for the proxy contest and related litigation as further described in the Legal Proceedings section (Item 3.) of this Form 10-K, and the Company’s Audit Committee investigation of postings concerning the Company on an internet message board and the resignation of the Company’s former Chief Executive Officer. The approximate expenses for these two matters in the 2012 fiscal year are as follows:

	Proxy contest and litigation	Investigation and former CEO separation	Total
Legal	$1,435,000	$202,000	$1,637,000
Public relations	160,000	38,000	198,000
Other services	634,000	213,000	847,000
Severance	-	411,000	411,000
Severance, stock compensation	-	111,000	111,000
	$2,229,000	$975,000	$3,204,000

Outside of the two matters described above, SG&A increased approximately $831,000 in fiscal 2012 as compared to fiscal 2011. The overall increase is comprised of approximately $769,000 of additional employee and director compensation and benefit expenses, $311,000 in increased travel, tradeshow, sales and advertising expenses, and $194,000 in additional sales tax and penalty expenses estimated as a result of a state’s revenue audit, offset by approximately $450,000 of expense reductions. The expense reductions include $140,000 less bad debt expense in the 2012 fiscal year, as well as various other cost saving measures approximating $310,000, net.

The fiscal year ended June 30, 2012 resulted in a net loss of $5,211,238 compared to a net loss of $6,457,067 for the fiscal year ended June 30, 2011, a decrease in net loss of $1,245,829 between fiscal years. After preferred dividends, net loss applicable to common shareholders was $5,875,690, or $.18 per share, compared to a net loss applicable to common shareholders of $7,122,644, or $0.26 per share for the prior corresponding fiscal year.

For the fiscal year ended June 30, 2012, the Company had an Adjusted EBITDA loss of $2,777,338 which includes approximately $3,204,000 of cash expenses related to the proxy contest and former CEO matters outlined in the above table. Reconciliation of net loss to Adjusted EBITDA for the years ended June 30, 2012, 2011, and 2010 is as follows:

	Year ended June 30,
	2012	2011	2010
Net loss	$(5,211,238)	$(6,457,067)	$(11,571,495)

Less interest income	(72,059)	(82,234)	(85,144)

Plus interest expense	83,993	35,953	60,942

Plus income tax expense	12,599	-	-

Plus depreciation expense	2,443,054	1,553,978	783,415

Plus amortization expense	997,900	1,034,400	1,034,400

Plus (less) change in fair value of warrant liabilities	(1,813,687)	815,131	-

Plus stock-based compensation	782,100	356,866	130,525

Plus intangible asset impairment	-	581,900	-

Adjusted EBITDA loss	$(2,777,338)	$(2,161,073)	$(9,647,357)

As used herein, Adjusted EBITDA represents net income (loss) before interest income, interest expense, income taxes, depreciation, amortization, change in fair value of warrant liabilities, stock-based compensation expense, and impairment expense on intangible assets. We have excluded the non-operating item, change in fair value of warrant liabilities, because it represents a non-cash charge that is not related to the Company’s operations. We have excluded the non-cash expenses, stock-based compensation, and impairment expense, as they do not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, and because it is less susceptible to variances in actual performance resulting from depreciation and amortization and non-cash charges for changes in fair value of warrant liabilities and stock-based compensation expense.

FISCAL YEAR ENDED JUNE 30, 2011 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2010

Revenues for the year ended June 30, 2011 were $22,868,789, consisting of $6,426,304 of equipment sales and $16,442,485 of license and transactions fees, compared to $15,771,106, consisting of $6,464,006 of equipment sales and $9,307,100 of license and transaction fees for the year ended June 30, 2010. The increase in total revenue of $7,097,683, or 45%, was primarily due to an increase in license and transaction fees of $7,135,385, or 77%, from the prior period, offset by a decrease in equipment sales of $37,702 or 1%, from the prior period. The increase in license and transaction fees was primarily due to the increase in the number of connections to our ePort Connect network, and the associated fees generated by these connected units. License and transaction fee revenues consist of service fees and transaction processing fees. We anticipate that our license and transaction fee revenues would continue to increase if the number of connections to our network would continue to increase.

As of June 30, 2011, the Company had approximately 119,000 connections to our ePort Connect service (including approximately 13,000 third party devices) as compared to approximately 82,000 connections (including approximately 7,000 third party devices) as of June 30, 2010. During the year ended June 30, 2011, the Company added approximately 37,000 connections. Units sold under the JumpStart Program represented slightly above 60% and 45% of connections added during the June 2011 and June 2010 fiscal years, respectively.

During the year ended June 30, 2011, the Company processed approximately 72 million transactions totaling approximately $120 million of transaction processing volume compared to approximately 37 million transactions totaling approximately $68 million of transaction processing volume during the year ended June 30, 2010, an increase of approximately 95% in the number of transactions and approximately 76% in dollars processed. During the fiscal year ended June 30, 2011, approximately 82% of the transactions handled by our network consisted of small ticket debit card transactions. Pursuant to its agreements with customers, the Company earns transaction processing fees equal to a percentage of the dollar volume processed by the Company, which are included as licensing and transaction processing revenues in its Consolidated Statements of Operations..

In addition, our customer base increased with approximately 875 new customers added to our ePort Connect network during the year ended June 30, 2011 bringing the total number of such customers to approximately 1,950 as of June 30, 2011. The Company added approximately 300 new customers in the year ended June 30, 2010. By comparison, the Company had approximately 1,075 customers as of June 30, 2010, representing an 83% increase during the past fiscal year.

The $37,702 decrease in equipment sales was a result of an increase of approximately $365,000 related to Energy Miser products offset by a net decrease of approximately $157,000 in sales of ePort® products and fees and a decrease of approximately $246,000 in sales of the Business Center and eSuds® product lines combined. The net decrease in ePort® related sales revenue of $157,000 is attributable to reduced hardware sales of approximately $683,000, offset by increases of approximately $526,000 in revenue associated with other aspects of our ePort business described below. The decrease in hardware sale revenue is due mainly to the fact that a significant portion of the ePort® units shipped during the year ended June 30, 2011were part of the JumpStart Program, for which the Company records a one-time activation fee, but does not record an equipment (hardware) sale.

The JumpStart Program began in December 2009, therefore most ePort® units shipped during the year ended June 30, 2010 were sold to our customers and an equipment (hardware) sale was recorded. Pursuant to the JumpStart Program, the Company is entitled to receive a one-time activation fee upon shipment of the device, a monthly service fee, generally commencing the month after shipment, and transactional processing fees due in connection with the cashless activity generated by the device. The decrease in hardware sales was offset by increases of (1) approximately $228,000 in activation related fees related to JumpStart Program units, (2) $225,000 of Visa support funding for installation and making operational Visa accepting ePorts, and (3) approximately $73,000 of revenue recognized under our May 2008 agreement with a customer.

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

Cost of sales consisted of equipment costs of $3,468,993 and $4,049,433 and network and transaction services related costs of $11,651,138 and $6,861,642 for the year ended June 30, 2011 and 2010, respectively. The increase in total cost of sales of $4,209,056 over the prior fiscal year was due to a decrease in equipment costs of $580,440, offset by an increase in network and transaction services of $4,789,496. The decrease in equipment costs was a direct result of shipping more units under the JumpStart Program. The costs associated with the JumpStart units were recorded to Property and Equipment on the Consolidated Balance Sheets. The increase in network and transaction services costs was directly related to increases in units connected to the network and increases in transaction dollar processing volume, offset by decreases in third party supplier costs due to an amendment to a contract which occurred in the quarter ended March 31, 2010.

Gross profit (“GP”) for the year ended June 30, 2011 was $7,748,658 compared to gross profit of $4,860,031 for the previous fiscal year, an increase of $2,888,627, of which $542,738 is attributable to equipment sales and $2,345,889 is attributable to license and transaction fees. The increase in GP from equipment sales is predominately due to the increase in activation fees on JumpStart connections as compared to the prior fiscal year as well as the Visa support funding recorded during the year ended June 30, 2011. The increase in GP dollars from license and transaction fees was generated by additional devices connected to our network and a decrease in third party supplier costs related to the contract amendment referred to above. GP increased overall from 31% to 34%, equipment sales GP increased from 37% to 46% due mainly to (1) approximately $228,000 increase in activation related fees related to JumpStart Program units added during the fiscal year 2011 compared to the JumpStart Program units added during the year ended June 30, 2010, (2) $225,000 of Visa support funding for installation and making operational Visa accepting ePorts during the year ended June 30, 2011 and $0 during the year ended June 30, 2010, and (3) approximately $73,000 of revenue recognized under our May 2008 agreement with a customer during the year ended June 30, 2011, and license and transaction fees GP increased from 26% to 29% due mainly to the decrease in third party supplier costs related to the contract amendment referred to above.

Selling, general and administrative (“SG&A”) expenses of $11,430,610 for the year ended June 30, 2011, decreased by $3,455,075 or 23%, from the prior fiscal year, due to an approximate $2,300,000 decrease as a result of the Company’s expense reduction efforts and an approximate $1,156,000 decrease in proxy contest, litigation and settlement expenses. The Company’s expense reduction of $2,300,000 consisted of decreases in consulting and other professional services of approximately $1,511,000, compensation expenses of approximately $581,000, facility expenses of approximately $128,000, product development material costs of approximately $127,000, offset by net increases of approximately $47,000.

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

The year ended June 30, 2011 resulted in a net loss of $6,457,067 (including approximately $4.6 million of non-cash charges) compared to a net loss of $11,571,495 (including approximately $2 million of non-cash charges) for the year ended June 30, 2010, an improvement of $5,114,428, or 44%. Net loss for the year ended June 30, 2011 was the lowest net loss of any fiscal year since our shares became listed on The NASDAQ Stock Market in March 2007. For the year ended June 30, 2011, the net loss applicable to common shareholders was $7,122,644, or $.26 per share, as compared to a loss per common share of $12,306,634, or $.55 per share, for the prior fiscal year.

FISCAL QUARTER ENDED JUNE 30, 2012 COMPARED TO FISCAL QUARTER ENDED JUNE 30, 2011

Results for the fiscal quarter ended June 30, 2012 continued to demonstrate significant growth and improvements in the Company’s operations. Highlights of year over year improvements include:

●	Total revenue up 15%;
●	Recurring license and transaction fee revenue up 27%;
●	New connections added up 129%; and
●	Gross profit dollars up 35%.

The growing ePort Connect service base of connections drove the 27% increase in license and transaction fee revenue. Revenue from license and transaction fees, which is fueled primarily by monthly ePort Connect® service fees and transaction processing fees, grew to approximately $6.4 million for the fourth quarter of fiscal 2012 from $5 million for same period a year ago. These recurring revenues represented 81% of total revenue for the fourth quarter of fiscal 2012 year as compared to 73% for the same prior period.

License and transaction fee highlights for the quarter ended June 30, 2012 included:

●	16,000 additional net connections to the Company’s ePort Connect service, an increase of approximately 129% compared to connections added during the fourth quarter a year ago;
●	16,000 increase in the total connected service base during the quarter ended June 30, 2012, compared to 7,000 increase in total connections added during the quarter ended June 30, 2011;
●	Increases in the number of small-ticket, credit/debit transactions and dollars handled in the fourth quarter of 22% and 27%, respectively, compared to the same period a year ago; and,
●	69% growth in ePort Connect customers from the prior year fourth quarter, fueled by 450 new customers in the fiscal 2012 fourth quarter, for 3,300 customers at June 30, 2012.

Revenues for the quarter ended June 30, 2012 were $7,902,846, consisting of $6,382,575 of license and transactions fees and $1,520,271 of equipment sales, compared to $6,888,631 for the quarter ended June 30, 2011, consisting of $5,028,820 of license and transaction fees and $1,859,811 of equipment sales. The increase in total revenue of $1,014,216, or 15%, was primarily due to an increase in license and transaction fees of $1,353,755, or 27%, from the prior year quarter, and a decrease in equipment sales of $339,540 or 18%, from the same period in the prior year.

The increase in license and transaction fees was due to the growth in ePort Connect service fees and transaction dollar volume from the increased number of ePort® units connected to our ePort Connect service. As of June 30, 2012, the Company had approximately 164,000 connections to the ePort Connect service (including approximately 15,000 non-USAT, third party devices) as compared to approximately 119,000 connections to the ePort Connect service (including approximately 13,000 non-USAT, third party devices) as of June 30, 2011. During the quarter ended June 30, 2012, the Company added approximately 16,000 connections to our network as compared to approximately 7,000 connections added during the quarter ended June 30, 2011. The JumpStart Program units represented approximately 75% and 40% of connections added during the fourth quarters of the 2012 and 2011 fiscal years, respectively.

Pursuant to its agreements with customers, the Company in addition to ePort Connection service fees earns transaction processing fees equal to a percentage of the dollar volume processed by the Company, which are included as licensing and transaction processing revenues in its Consolidated Statements of Operations. During the quarter ended June 30, 2012, the Company processed approximately 28 million transactions totaling approximately $47 million compared to approximately 23 million transactions totaling approximately $37 million during the quarter ended June 30, 2011, an increase of approximately 22% in the number of transactions and approximately 27% in the value of transactions processed.

In addition, our customer base increased with approximately 450 new customers added to its ePort® Connect service during the quarter ended June 30, 2012 bringing the total number of such customers to approximately 3,300 as of June 30, 2012. The Company added approximately 275 new customers in the quarter ended June 30, 2011. By comparison, the Company had approximately 1,950 customers as of June 30, 2011, representing a 69% increase during the past twelve months.

The $339,540 decrease in equipment sales was a result of decreases of approximately $318,000 in Energy products, and $28,000 in ePort products, offset by an increase of approximately $6,000 in other product revenues. The $318,000 decrease in Energy products is directly attributable selling fewer units during the quarter ended June 30, 2012 than during the quarter ended June 30, 2011.

Cost of sales consisted of cost of services for network and transaction fee related costs of $3,818,276 and $3,342,525 and equipment costs of $906,231 and $1,194,168, for the quarters ended June 30, 2012 and 2011, respectively. The increase in total cost of sales of $187,814 was due to an increase in cost of services of $475,751 and a decrease in equipment costs of $287,937. The increase in cost of services was predominantly related to increases in units connected to the network and increases in transaction processing volume. The decrease in equipment costs is directly attributable to selling fewer units during the quarter ended June 30, 2012 than during the quarter ended June 30, 2011.

Gross profit (“GP”) for the quarter ended June 30, 2012 was $3,178,339 compared to GP of $2,351,938 for the previous corresponding quarter, an increase of $826,401, of which $51,603 represents decreased equipment sales GP and an increase of $878,004 attributable to license and transaction fees. Overall margins increased from 34% to 40% due to license and transaction fees margins having increased from 34% to 40% and by equipment sales margins having increased from 36% to 40%. License and transaction fee margins increased due to improved efficiencies stemming from recent partnership agreements, a larger ePort Connect service base, as well as having a larger number of JumpStart rental units with fees in the quarter versus a year ago when a larger number of JumpStart units had not yet had monthly fees commence. The increase in equipment sales margins was mainly due to increased activation fees, which have no direct costs associated with them.

Selling, general and administrative (“SG&A”) expenses of $5,420,955 for the quarter ended June 30, 2012, increased by $2,026,883, net or 60%, from the same quarter in the prior fiscal year. The significant component of the net increase is detailed in the table below and relates to expenses for the proxy contest and related litigation as further described in the Legal Proceedings section (Item 3.) of this Form 10-K. The expenses for this matter in the fourth quarter of the 2012 fiscal year are summarized as follows:

Proxy contest and litigation
Legal	$1,435,000
Public relations	160,000
Other consultants	634,000
$2,229,000

Outside of the proxy contest and litigation expenses summarized above, SG&A decreased approximately $202,000 in fiscal 2012’s fourth quarter as compared to the same quarter in the fiscal 2011.

The quarter ended June 30, 2012 resulted in a net loss of $2,772,605 compared to a net loss of $1,923,054 for the quarter ended June 30, 2011. For the quarter ended June 30, 2012, the loss per common share was $0.09 as compared to a loss per common share of $0.06 for the prior corresponding fiscal quarter.

For the quarter ended June 30, 2012, the Company had an Adjusted EBITDA loss of $1,414,879 which includes approximately $2,229,000 of proxy related expenses outlined in the above table. Reconciliation of net loss to Adjusted EBITDA loss for the quarters ended June 30, 2012 and 2011 is as follows:

	Three months ended
	June 30
	2012	2011
Net loss	$(2,772,605)	$(1,923,054)

Less interest income	(26,877)	(25,519)

Plus interest expense	13,237	3,529

Plus income tax expense	12,599	-

Plus depreciation expense	695,609	480,703

Plus amortization expense	222,100	258,600

Less change in fair value of warrant liabilities	169,755	(35,609)

Plus (less) stock-based compensation	271,303	293,381

Plus intangible asset impairment	-	581,900

Adjusted EBITDA loss	$(1,414,879)	$(366,069)

As used herein, Adjusted EBITDA represents net income (loss) before interest income, interest expense, income taxes, depreciation, amortization, change in fair value of warrant liabilities, stock-based compensation expense, and impairment expense on intangible assets. We have excluded the non-operating item, change in fair value of warrant liabilities, because it represents a non-cash charge that is not related to the Company’s operations. We have excluded the non-cash expenses, stock-based compensation, and impairment expense, as they do not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, and because it is less susceptible to variances in actual performance resulting from depreciation and amortization and non-cash charges for changes in fair value of warrant liabilities and stock-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2012, net cash provided by operating activities was $78,236. The net loss of $5,211,238 was offset by cash  provided by changes in the Company’s operating assets and liabilities of $2,781,428 and  by non-cash charges totaling $2,508,046, representing the change in fair value of common stock warrants, vesting and issuance of common stock for employee and director compensation, bad debt expense, provision for deferred tax liabilities, loss on disposal of equipment and the depreciation and amortization of assets.

The cash provided by the $2,781,428 change in the Company’s operating assets and liabilities was primarily the result of increases of $2,513,898 in accrued expenses and $498,082 in accounts payable, offset by an $820,412 increase in accounts receivable. Of the $2,781,428 increase in accrued expenses, $993,000 relates to the proxy contest, and of the $498,082 increase in accounts payables, $15,000 relates to the proxy contest.

During the year ended June 30, 2012, the Company used $6,232,814 in investing activities of which $5,754,670 related to the purchase of equipment for the JumpStart Program and $478,144 for network equipment. The Company used $410,288 for financing activities of which $368,917 related to repayment of long-term debt.

The Company has incurred losses since inception. Our accumulated deficit through June 30, 2012 is composed of cumulative losses amounting to approximately $199,160,000, preferred dividends converted to common stock of approximately $2,690,000, and charges incurred for the open-market purchases of preferred stock of approximately $150,000. The Company has historically raised capital through equity offerings in order to fund operations.

As a result of the continued growth in connections to our ePort Connect service, recurring revenue from license and transaction fees increased from $5,029,000 for the three months ended June 30, 2011 to approximately $6,383,000 for the three months ended June 30, 2012, an increase of 27%. In addition, total GP dollars and GP margins have increased from $2,352,000 and 34% for the three months ended June 30, 2011 to $3,178,000 and 40% for the three months ended June 30, 2012, an increase of 35% in GP dollars and a six point improvement in margins. Our average monthly cash GP during the three months ended June 30, 2012, excluding non-cash depreciation expense included in cost of sales during the quarter of approximately $556,000, approximates $1,245,000 and is expected to increase in the next fiscal quarter due to recognizing recurring revenue on units shipped during the quarter ended June 30, 2012.

Our average monthly SG&A expenses during the three months ended June 30, 2012 were approximately $1,807,000. This includes charges during the quarter of approximately $2,229,000 related to the proxy contest matter, and other non-cash net charges of approximately $401,000. Excluding these charges, our average monthly cash-based SG&A expenses during the three months ended June 30, 2012 was approximately $930,000.

The excess of cash-based GP over the cash-based SG&A expenses described above should manifest itself in positive Adjusted EBITDA. The Company reports Adjusted EBITDA to reflect the liquidity of operations and a measure of operational cash flow. Adjusted EBITDA excludes significant non-cash charges such as depreciation, amortization of intangibles, fair value warrant liability changes and stock-based compensation from net income. For only the second time in its history, the Company reported positive Adjusted EBITDA for the quarter ended March 31, 2012 of approximately $336,000. We believe that, provided there are no unusual or unanticipated material non-operational expenses, achieving positive Adjusted EBITDA is sustainable predominately because the current connection base is driving the necessary level of recurring revenue from license and transaction fees and associated gross profits to support sustainability, and as our connection base increases, we believe Adjusted EBITDA will continue to grow as well. Although the Company reported an Adjusted EBITDA loss of approximately $1,415,000 for the quarter ended June 30, 2012, included in that loss is approximately $2.2 million of expenses related to the proxy contest matter, which we believe are unrelated to the core operations of our business. Therefore, excluding these costs, Adjusted EBITDA for the June 30, 2012 quarter would have shown further improvement to approximately $814,000 positive Adjusted EBITDA.

During the 2013 fiscal year, and provided there are no unanticipated or unusual non-operational expenses, the Company anticipates utlizing substantial cash resources in connection with ePort units expected to be used in the JumpStart Program. In the event we incur any unanticipated or unusual non-operational expenses during the 2013 fiscal year, the Company may reduce the ePort units used in the JumpStart Program, thereby also reducing or eliminating the cash used for the program. In fiscal 2012, the Company funded approximately two-thirds of its new connections through JumpStart. The Company anticipates using the JumpStart program for approximately 55% to 60% of its anticipated connections in fiscal 2013 as a result of the potential diversification from the kiosk market, where many customers only require our ePort SDK or our newly introduced Quick Connect web service.

As a result of the above described improvements in cash flow, and provided there are no unanticipated or unusual non-operational expenses during the 2013 fiscal year, we believe we are adequately positioned to fund and grow the business including the  JumpStart Program. The Company has three sources of cash available to fund and grow the business: (1) cash on hand of $6,426,645 at June 30, 2012; (2) the anticipated growing level of Adjusted EBITDA (as described above) which indicates the business has the potential to generate cash; and (3) the availability of the  line of credit with Avidbank that was established in July 2012 (see “Avidbank Line of Credit” below). Although the line initially has an availability of approximately $1.5 million, the Company anticipates that the availability would  increase as our business and relationship with Avidbank grows, provided we continue to satisfy the various affirmative and negative covenants set forth in the loan agreement.

Therefore, based upon the above assumptions,  the Company believes its existing cash and cash equivalents as of June 30, 2012, would provide sufficient funds through at least July 1, 2013 in order to meet its cash requirements, including payment of its accrued expenses and payables, cash resources anticipated to be utilized for the JumpStart program and other anticipated capital expenditures, and the repayment of long-term debt.

AVIDBANK LINE OF CREDIT

On July 10, 2012, to help fund growth initiatives like the JumpStart Program, the Company entered into a Loan and Security Agreement and other ancillary documents (the “Loan Documents”) with Avidbank Corporate Finance, a division of Avidbank (“Avidbank” or the “Bank”), providing for a secured asset-based revolving line of credit in an amount of up to $3.0 million (the “Line of Credit”). The Line of Credit is the first bank provided lending  arrangement (excluding capital leases) the Company has obtained since its listing on The NASDAQ Stock Market in 2007. Due to the historical losses and cash burn of the Company, bank provided lending was difficult to secure and the Company has historically relied on equity raises as a source of working capital. The Company believes its ability to obtain this Line of Credit is a result of its improving financial performance and business model, and represents an opportunity to obtain working capital from a source other than equity financing. The Company further believes that as it establishes a  history of performing under the Line of Credit and its financial performance continues to improve, additional bank debt financing opportunities and/or arrangements would become available to the Company.

The Loan Documents provide that the aggregate amount of advances under the Line of Credit shall not exceed the lesser of (i) $3.0 million, or (ii) 75% of eligible accounts receivable as defined in the Loan Documents plus 80% of the prior two months transaction processing revenues and networking service fees as defined in the Loan Documents, provided that the amounts advanced on account of such processing revenues and service fees shall not exceed $1,000,000 without the Avidbank’s prior consent. The foregoing limits the amount available to the Company under the Line of Credit to approximately $1.5 million.

The outstanding balance of the amounts advanced under the Line of Credit will bear interest at 2% above the prime rate as published in The Wall Street Journal or 5% whichever is higher. Interest is payable by the Company to the Bank on a monthly basis, provided, that the minimum interest payable by the Company to the Bank with respect to each six month period shall be $20,000.

The Line of Credit and the Company’s obligations under the Loan Documents are secured by substantially all of the Company’s assets, including its intellectual property.

The term of the Line of Credit is one year. At the time of maturity all outstanding advances under the Line of Credit as well as any unpaid interest is due and payable. Prior to maturity of the Line of Credit, the Company may prepay amounts due under the Line of Credit without penalty, and subject to the terms of the Loan Documents, may re-borrow any such amounts.

The Loan Documents contain customary affirmative and negative covenants. The Loan Documents also require the Company to achieve a minimum Adjusted EBITDA, as defined in the Loan Documents, measured on a quarterly basis, and to maintain a balance of $3.0 million of unrestricted cash in accounts with the Bank. The Company achieved the June 30, 2012 Adjusted EBITDA covenant as defined in the Loan Documents. We also believe we will achieve the Adjusted EBITDA covenants in the Loan Documents for the September 30, 2012 and December 31, 2012 quarters.

The Loan Documents also contain customary events of default, including, among other things, payment defaults, breaches of covenants, and bankruptcy and insolvency events, subject to grace periods in certain instances. Upon an event of default, the Bank may declare all of the outstanding obligations of the Company under the Line of Credit and Loan Documents to be immediately due and payable, and exercise any other rights provided for under the Loan Documents. In the event the Bank would declare all of the outstanding obligations of the Company under the Line of Credit and Loan Documents to be immediately due and payable, the $3.0 million of unrestricted cash  deposited with the Bank would be sufficient to satisfy all of the outstanding  principal obligations due to the Bank, and the Bank would not have any further recourse against any other assets of the Company.

CONTRACTUAL OBLIGATIONS

As of June 30, 2012, the Company had certain contractual obligations due over a period of time as summarized in the following table:

	Payments due by period

		Less Than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$321,822	$296,466	$25,356	$-	$-
Capital Lease Obligations	457,954	209,534	248,420	-	-
Operating Lease Obligations	1,517,650	450,368	1,067,282	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-
Total	$2,297,426	$956,368	$1,341,058	$-	$-

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

Item 8. Financial Statements and Supplementary Data.

USA TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
USA Technologies, Inc.

We have audited the accompanying consolidated balance sheets of USA Technologies, Inc. and subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule of USA Technologies, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of USA Technologies, Inc. and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey LLP

New York, NY
September 25, 2012

USA Technologies, Inc.
Consolidated Balance Sheets

	June 30,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$6,426,645	$12,991,511
Accounts receivable, less allowance for uncollectible accounts of $25,000 and $113,000, respectively	2,441,941	1,634,719
Finance receivables	206,649	285,786
Inventory	2,511,748	2,670,332
Prepaid expenses and other current assets	555,823	846,033
Total current assets	12,142,806	18,428,381

Finance receivables, less current portion	$336,198	$195,601
Property and equipment, net	11,800,108	7,395,775
Intangibles, net	1,196,453	2,194,353
Goodwill	7,663,208	7,663,208
Other assets	80,884	126,687
Total assets	$33,219,657	$36,004,005

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,136,443	$5,638,361
Accrued expenses	3,342,456	1,088,090
Current obligations under long-term debt	466,056	155,428
Total current liabilities	9,944,955	6,881,879

Long-term liabilities:
Long-term debt, less current portion	262,274	97,633
Accrued expenses, less current portion	426,241	166,709
Deferred tax liabilities	12,599	-
Warrant liabilities, non-current	918,566	2,732,253
Total long-term liabilities	1,619,680	2,996,595
Total liabilities	11,564,635	9,878,474

Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000 Series A convertible preferred- Authorized shares- 900,000 Issued and outstanding shares- 442,968 (liquidation preference of $15,361,552 and $14,697,100, respectively)	3,138,056	3,138,056
Common stock, no par value: Authorized shares- 640,000,000 Issued and outstanding shares- 32,510,069 and 32,281,140, respectively	220,513,327	219,772,598
Accumulated deficit	(201,996,361)	(196,785,123)
Total shareholders’ equity	21,655,022	26,125,531
Total liabilities and shareholders’ equity	$33,219,657	$36,004,005

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations

	Year ended June 30
	2012	2011	2010

Revenues:
License and transaction fees	$23,370,754	$16,442,485	$9,307,100
Equipment sales	5,646,489	6,426,304	6,464,006
Total revenues	29,017,243	22,868,789	15,771,106

Cost of services	15,312,966	11,651,138	6,861,642
Cost of equipment	3,743,226	3,468,993	4,049,433
Gross profit	9,961,051	7,748,658	4,860,031

Operating expenses:
Selling, general and administrative	15,460,668	11,430,610	14,885,685
Depreciation and amortization	1,500,775	1,424,365	1,570,043
Impairment of intangible asset	-	581,900	-
Total operating expenses	16,961,443	13,436,875	16,455,728
Operating loss	(7,000,392)	(5,688,217)	(11,595,697)

Other income (expense):
Interest income	72,059	82,234	85,144
Interest expense	(83,993)	(35,953)	(60,942)
Change in fair value of warrant liabilities	1,813,687	(815,131)	-
Total other income (expense), net	1,801,753	(768,850)	24,202

Loss before provision for income taxes	(5,198,639)	(6,457,067)	(11,571,495)
Provision for income taxes	(12,599)	-	-

Net loss	(5,211,238)	(6,457,067)	(11,571,495)
Cumulative preferred dividends	(664,452)	(665,577)	(735,139)
Loss applicable to common shares	$(5,875,690)	$(7,122,644)	$(12,306,634)
Loss per common share (basic and diluted)	$(0.18)	$(0.26)	$(0.55)
Weighted average number of common shares outstanding (basic and diluted)	32,423,987	27,665,345	22,370,068

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Shareholders’ Equity

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance, June 30, 2009	510,270	$3,614,554	15,423,022	$194,948,693	$(178,590,975)	$19,972,272

Issuance of common stock at $2.00 per share, less issuance costs of $1,613,425	-	-	7,285,792	12,958,159	-	12,958,159
Issuance of common stock at $0.90 per share, less issuance costs of $504,095	-	-	2,753,454	1,974,014	-	1,974,014
Issuance of fully-vested shares of common stock to officers and employees and vesting of shares granted under the 2008 Stock Incentive Plan	-	-	40,000	87,354	-	87,354
Retirement of common stock	-	-	(5,113)	(9,668)	-	(9,668)
Retirement of preferred stock	(65,802)	(465,878)	-	-	(132,586)	(598,464)
Net loss					(11,571,495)	(11,571,495)
Balance, June 30, 2010	444,468	3,148,676	25,497,155	209,958,552	(190,295,056)	22,812,172

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Shareholders’ Equity (Continued)

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Issuance of common stock at $0.90 per share less issuance cost of $230,087	-	-	261,953	5,671	-	5,671
Issuance of common stock to Lincoln Park Capital	-	-	150,000	-	-	-
Issuance of common stock at $2.064 per share less the fair value of warrants issued of $1,917,122 and less cash issuance costs of $838,705	-	-	5,200,000	7,976,973	-	7,976,973
Exercise of 376,355 warrants at $2.20 resulting in the issuance of common stock	-	-	376,355	827,981	-	827,981
Exercise of 497,367 warrants at $1.13 resulting in the issuance of common stock	-	-	497,367	562,025	-	562,025
Cashless exercise of 127,497 warrants resulting in the issuance of common stock	-	-	83,472	-	-	-
Conversion of preferred stock into common stock	(1,500)	(10,620)	15	10,620	-	-
Conversion of $33,000 of preferred dividends into common stock	-	-	33	33,000	(33,000)	-
Issuance of fully-vested shares of common stock to employees and vesting of shares granted under the 2008 Stock Incentive Plan	-	-	20,747	10,208	-	10,208
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares granted under the 2010 Stock Incentive Plan	-	-	109,918	292,263	-	292,263
Issuance of common stock for settlement of the Long-Term Equity Incentive Program for Fiscal Year 2010	-	-	86,342	97,566	-	97,566
Retirement of common stock	-	-	(2,217)	(2,261)	-	(2,261)
Net loss					(6,457,067)	(6,457,067)
Balance, June 30, 2011	442,968	3,138,056	32,281,140	219,772,598	(196,785,123)	26,125,531

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Shareholders’ Equity (Continued)

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Exercise of 4,550 warrants at $2.20 resulting in issuance of common stock	-	-	4,550	10,010	-	10,010
Cashless exercise of 2,767 warrants resulting in issuance of common stock	-	-	990	-	-	-
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2010 Stock Incentive Plan	-	-	120,472	248,851	-	248,851
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2011 Stock Incentive Plan	-	-	141,666	335,636	-	335,636
Vesting of shares under the 2012 Stock Incentive Plan	-	-	-	197,613	-	197,613
Retirement of common stock	-	-	(38,749)	(51,381)	-	(51,381)
Net loss	-	-	-	-	(5,211,238)	(5,211,238)
Balance, June 30, 2012	442,968	$3,138,056	32,510,069	$220,513,327	$(201,996,361)	$21,655,022

USA Technologies, Inc.
Consolidated Statements of Cash Flows

	Year ended June 30
	2012	2011	2010
OPERATING ACTIVITIES:
Net loss	$(5,211,238)	$(6,457,067)	$(11,571,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Charges incurred in connection with the vesting and issuance of common stock for employee and director compensation	782,100	302,471	87,354
Charges incurred in connection with the Long-term Equity Incentive Plan	-	54,395	43,171
Charges incurred (reduced) for change in fair value of warrants	(1,813,687)	815,131	-
Loss on disposal of property and equipment	134,350	116,828	25,059
Depreciation, $1,940,179, $1,164,013, and $247,772, respectively, of which is allocated to cost of services	2,443,054	1,553,978	783,415
Amortization	997,900	1,034,400	1,034,400
Impairment of intangible asset	-	581,900	-
Bad debt expense (recovery)	(48,270)	92,025	(506)
Provision for deferred tax liability	12,599	-	-
Changes in operating assets and liabilities:
Accounts receivable	(758,952)	321,677	(579,863)
Finance receivables	(61,460)	100,406	(247,241)
Inventory	158,584	(36,361)	(962,745)
Prepaid expenses and other assets	431,276	115,756	337,672
Accounts payable	498,082	1,067,631	776,039
Accrued expenses	2,513,898	(571,397)	432,840

Net cash provided by (used in) operating activities	78,236	(908,227)	(9,841,900)

INVESTING ACTIVITIES:
Purchase of property and equipment	(478,144)	(291,390)	(520,835)
Purchase of property for rental program, net	(5,754,670)	(4,263,302)	(2,505,282)

Net cash used in investing activities	(6,232,814)	(4,554,692)	(3,026,117)

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows (Continued)

	Year ended June 30
	2012	2011	2010
FINANCING ACTIVITIES:
Net proceeds from the issuance (payments for retirement) of common stock	$(41,371)	$11,287,511	$14,922,505

Payments for retirement of preferred stock	-	-	(598,464)
Proceeds from the issuance of long-term debt	-	-	7,500
Repayment of long-term debt	(368,917)	(437,405)	(607,462)

Net cash provided by (used in) financing activities	(410,288)	10,850,106	13,724,079

Net increase (decrease) in cash and cash equivalents	(6,564,866)	5,387,187	856,062
Cash and cash equivalents at beginning of year	12,991,511	7,604,324	6,748,262
Cash and cash equivalents at end of year	$6,426,645	$12,991,511	$7,604,324

Supplemental disclosures of cash flow information:
Cash paid for interest	$38,891	$37,962	$63,883
Equipment and software acquired under capital lease	$495,955	$-	$17,337
Equipment and software financed with long-term debt	$252,968	$-	$195,000
Conversion of convertible preferred stock to common stock	$-	$(10,620)	$-
Conversion of cumulative preferred dividends to common stock	$-	$(33,000)	$-
Prepaid insurance financed with long-term debt	$95,263	$94,311	$-
Disposal of property and equipment	$652,093	$283,802	$581,124
Fair value of warrants at issuance	$-	$1,917,122	$-

See accompanying notes.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1. BUSINESS

USA Technologies, Inc. (the “Company”, “We” or “Our”), incorporated in the Commonwealth of Pennsylvania in January 1992, provides wireless networking, cashless transactions, asset monitoring and other value-added services principally to the small ticket unattended retail markets. Our ePort® technology can be installed and/or embedded into everyday devices such as vending machines, kiosks, as well as our eSuds™ technology for washer and dryers. Our associated network service, ePort Connect®, is a comprehensive service that provides wireless connectivity that facilitates electronic payment options as well as telemetry and machine-to-machine (“M2M”) services, including the ability to remotely monitor, control and report on the results of distributed assets containing our electronic payment solutions. In addition, the Company provides energy management products, such as its VendingMiser® and CoolerMiser™, which reduce energy consumption in vending machines and coolers.

The Company has incurred losses from its inception through June 30, 2012. Although the Company anticipates nearing profitability during the 2013 fiscal year, profitability is not assured. The Company’s ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and the available capital resources. Until the Company’s products and services can generate sufficient annual revenues, the Company will be required to use its cash and cash equivalents on hand, and its line of credit (see Note 16); and, may raise capital to meet its cash flow requirements including the issuance of Common Stock and the exercise of outstanding Common Stock warrants.

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

RECLASSIFICATION

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation.

CASH EQUIVALENTS

Cash equivalents represent all highly liquid investments with original maturities of three months or less. Cash equivalents are comprised of money market funds. The Company maintains its cash in bank deposit accounts, which may exceed federally insured limits at times.

Included in cash and cash equivalents at June 30, 2012 and 2011 was approximately $0 and $410,000, respectively, of cash received by the Company for transaction processing services which is payable to our customers. Included in accounts receivable are amounts for transactions processed with our card processers for which cash has not been received by the Company and included in accounts payable are amounts for transactions processed with our card processers and due to our customers, which are recorded net of fees due to the Company. Generally, contractual terms require us to remit amounts owed to our customers on a weekly basis.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

FINANCE RECEIVABLES

The Company offers extended payment terms to certain customers for equipment sales. During the year ended June 30, 2010, the Company started offering customers its Quick Start Program. In accordance with the Financial Accounting Standards Board Accounting Standards Codification® (“ASC”) Topic 840, “Leases”, agreements under the Quick Start Program qualify for sales-type lease accounting. Accordingly, the future minimum lease payments are classified as finance receivables in the Company’s consolidated balance sheets. Notes receivable or Quick Start leases are generally for a 36 month term. Finance receivables are carried at their contractual amount and charged off against the allowance for credit losses when management determines that recovery is unlikely and the Company ceases collection efforts. The Company recognizes a portion of the note or lease payments as interest income in the accompanying consolidated financial statements based on the effective interest rate method.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with ASC 350, “Intangibles – Goodwill and Other”. Under ASC 350, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. The Company tests goodwill for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a discounted cash flow analysis to complete the first step in this process. We also give consideration to our market capitalization. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill as a result of its testing on April 1, 2012, April 1, 2011, and April 1, 2010.

The Company trademarks with an indefinite economic life are not being amortized. The trademarks, not subject to amortization, are related to the miser asset group and consist of the following trademarks: 1) VendingMiser, 2) CoolerMiser, 3) PlugMiser and 4) SnackMiser. The Company tests indefinite-lived intangible assets for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a discounted cash flow analysis to complete the first step in this process. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date for its indefinite-lived intangible assets. There was no impairment expenses recorded during the fiscal years ended June 30, 2012 and 2010. In fiscal 2011 the Company concluded there was an impairment of its indefinite-lived trademarks as a result of its testing and recorded a $581,900 impairment expense in the fourth quarter of the fiscal year ended June 30, 2011 (see Note 5).

Patents and trademarks, with an estimated economic life, are carried at cost less accumulated amortization, which is calculated on a straight-line basis over their estimated economic life. The Company reviews intangibles, subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows resulting from the use of the asset and its eventual disposition is less than its carrying amount. The amount of the impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. Other than the impairment charge recorded in fiscal 2011 described above, as of June 30, 2012 and 2011, the Company has concluded there has been no impairment of its other patents or trademarks that is subject to amortization.

IMPAIRMENT OF LONG LIVED ASSETS

In accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value. In the period when the plan of sale criteria of ASC 360 are met, long-lived assets are reported as held for sale, depreciation and amortization cease, and the assets are reported at the lower of carrying value or fair value less costs to sell. The Company has concluded that the carrying amount of long-lived assets is recoverable as of June 30, 2012 and 2011.

CONCENTRATION OF CREDIT RISK

Financial instruments that subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts and finance receivables. The Company maintains cash and cash equivalents with various financial institutions. Approximately 46% and 22% of the Company’s accounts and finance receivables at June 30, 2012 and 2011, respectively, were concentrated with two and one customer(s), respectively. Approximately 43%, 48%, and 52% of the Company’s license and transaction processing revenues for the years ended June 30, 2012, 2011, and 2010, respectively, were concentrated with two customers - 25%, 23%, and 17%, respectively, with one; and 18%, 25%, and 35%, respectively, with another. There was no concentration of equipment sales revenue for the year ended June 30, 2012 and 2011. For the year ended June 30, 2010, approximately 11% of the Company’s equipment sales revenue was concentrated with one customer. The Company’s customers are principally located in the United States.

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

EQUIPMENT RENTAL

During the year ended June 30, 2010, the Company commenced a rental program, the JumpStart Program (“JumpStart”), for its ePort devices. The JumpStart terms are typically 36 months and are cancellable with sixty days written notice. In accordance with ASC 840, “Leases”, the Company classifies the rental agreements as operating leases. For the years ended June 30, 2012, 2011, and 2010, there was approximately $607,000, $597,000, and $369,000, respectively, of activation fee revenue related to JumpStart equipment included in equipment sales in the Consolidated Statements of Operations. There was also approximately $6,099,000, $2,725,000, and 433,000 of service fee revenue related to JumpStart equipment included in license and transaction fees in the Consolidated Statements of Operations for the years ended June 30, 2012, 2011, and 2010, respectively. Cost for the JumpStart revenues, which consists of depreciation expense on the JumpStart equipment, approximated $1,740,000, $933,000, and 105,000 for the years ended June 30, 2012, 2011, and 2010, respectively, and were included in cost of services in the Consolidated Statements of Operations. At June 30, 2012 and 2011, $9,793,000 and $5,735,000 of ePort equipment utilized by the JumpStart Program was included in property and equipment, net on the consolidated balance sheet (see Note 4).

WARRANTY COSTS

The Company generally warrants its products for one to three years. Warranty costs are estimated and recorded at the time of sale based on historical warranty experience, if available. These costs are reviewed and adjusted, if necessary, periodically throughout the year.

SHIPPING AND HANDLING

Shipping and handling fees billed to our customers in connection with sales are recorded as revenue. The costs incurred for shipping and handling of our product are recorded as cost of sales.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed as incurred. Research and development expenses, which are included in selling, general and administrative expenses in the consolidated statements of operations, were approximately $1,768,000, $997,000, and $1,864,000, for the years ended June 30, 2012, 2011, and 2010, respectively. Our research and development initiatives focus on adding features and functionality to our system solutions through the development and utilization of our processing and reporting network and new technology.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR EQUITY AWARDS

In accordance with ASC 718 the cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award and allocated over the vesting period of the award.

The Company recorded stock compensation expense of $584,487, $302,471, and $87,354 related to common stock grants and vesting of shares previously granted to employees and directors during the years ended June 30, 2012, 2011, and 2010, respectively. These expenses exclude the Fiscal Year 2012 Performance Share Plan (the “2012 Plan”) and the Long-Term Equity Incentive Program (“LTIP” or the “LTIP Program”) covering the Company’s executive officers.

On September 15, 2011, at the recommendation of the Compensation Committee, the board of directors adopted the “2012 Plan”. The Company recorded expense of $197,613 for the year ended June 30, 2012 for the award earned by Company’s executive officers under the 2012 Plan. The Company recorded stock compensation expense of $54,395 and $43,171 related to the vesting of shares and the change in fair value of the of shares awarded under the LTIP Program during the years ended June 30, 2011 and 2010, respectively (see Note 11), the last years of the LTIP Program.

There were no common stock options granted, vested or recorded as expense during the years ended June 30, 2012, 2011 and 2010. During the 2012 fiscal year, 42,333 and 3,000 common stock options, with exercise prices of $7.50 and $8.00, respectively, expired unexercised.

INCOME TAXES

The Company follows the provisions of FASB ASC 740, Accounting for Uncertainty in Income Taxes, which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. Upon the adoption of ASC 740, the Company had no unrecognized tax benefits. No liabilities have been recorded for uncertain tax positions.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued or incurred during the years ended June 30, 2012, 2011, and 2010.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. The tax years ended June 30, 2009 through June 30, 2012 remains open to examination by taxing jurisdictions to which the Company are subject. As of June 30, 2012, the Company did not have any income tax examinations in process.

LOSS PER COMMON SHARE

Basic earnings per share are calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the year plus the effect of potential common shares (approximately 8,106,040, 15,673,000, and 13,787,000 shares as of June 30, 2012, 2011, and 2010, respectively) unless such effect is anti-dilutive. No exercise of stock options (45,333); or stock purchase warrants (8,045,619); or the conversion of preferred stock (4,430) or cumulative preferred dividends (10,932) was assumed during the fiscal year ended June 30, 2012 because the result would be anti-dilutive. No exercise of stock options (90,666); or stock purchase warrants (15,567,199); or the conversion of preferred stock (4,430) or cumulative preferred dividends (10,267) was assumed during the fiscal year ended June 30, 2011 because the result would be anti-dilutive. No exercise of stock options (160,000) or stock purchase warrants (13,526,748); or the conversion of preferred stock (4,445) or cumulative preferred dividends (9,635); or the issuance of shares granted under LTIP (86,342) was assumed during the fiscal year ended June 30, 2010 because the result would be anti-dilutive.

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

In July 2012, the Financial Accounting Standards Board issued ASU 2012-02 Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This will be effective for the Company beginning with the fiscal year ending June 30, 2013.

3. FINANCE RECEIVABLES

Finance Receivables consist of the following:

	June 30,
	2012	2011
Total finance receivables	$542,847	$481,387
Less current portion	206,649	285,786
Non-current portion of finance receivables	$336,198	$195,601

As of June 30, 2012 and 2011, there was no allowance for credit losses of finance receivables. As the Company collects monthly payments of the receivables from the customers’ transaction funds the risk of loss was determined to be remote.

Credit Quality Indicators
As of June 30, 2012

Credit risk profile based on payment activity:

Leases

Performing	$542,847
Nonperforming	-
Total	$542,847

USA Technologies, Inc.
Notes to Consolidated Financial Statements

3. FINANCE RECEIVABLES (CONTINUED)

Age Analysis of Past Due Finance Receivables
As of June 30, 2012

	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Finance Receivables

Leases	-	2,057	18,855	20,912	$521,935	$542,847
Total	$-	$2,057	$18,855	$20,912	$521,935	$542,847

Age Analysis of Past Due Finance Receivables
As of June 30, 2011

	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Finance Receivables

Leases	-	-	-	-	$481,387	$481,387
Total	$-	$-	$-	$-	$481,387	$481,387

4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

	Useful	June 30,
	Lives	2012	2011
Computer equipment and purchased software	3-7 years	$4,682,276	$4,335,163
Property and equipment used for Rental Program	5 years	12,523,254	6,768,584
Furniture and equipment	3-7 years	805,077	785,960
Leasehold improvements	Lesser of life or lease term	465,587	271,759
Vehicles	5 years	-	29,066
		18,476,194	12,190,532
Less accumulated depreciation		(6,676,086)	(4,794,757)
		$11,800,108	$7,395,775

Assets under capital lease totaled approximately $1,863,000 and $1,459,000 as of June 30, 2012 and 2011, respectively. Capital lease amortization of approximately $189,000, $277,000, and $263,000, is included in depreciation expense for the years ended June 30, 2012, 2011, and 2010, respectively.

ePort equipment utilized by the JumpStart Program is identified as Property and equipment used for Rental Program in the above table. Accumulated depreciation attributable to the Property and equipment used for Rental Program is approximately $2,731,000 and $1,034,000 as of June 30, 2012 and 2011, respectively and is included in accumulated depreciation for the respective years in the above table.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

5. INTANGIBLE ASSETS

Amortization expense relating to all acquired intangible assets was approximately $998,000, $1,034,000, and $1,034,000 during each of the years ended June 30, 2012, 2011, and 2010, respectively. The intangible asset balance and related accumulated amortization consisted of the following:

	June 30, 2012
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Intangible assets:

Trademarks	$1,482,100	$(1,050,000)	$432,100
Patents	9,294,000	(8,529,647)	764,353
Total	$10,776,100	$(9,579,647)	$1,196,453

	June 30, 2011
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Intangible assets:

Trademarks	$1,482,100	$(949,375)	$532,725
Patents	9,294,000	(7,632,372)	1,661,628
Total	$10,776,100	$(8,581,747)	$2,194,353

The Company’s test for impairment of its indefinite-lived trademarks consists of the trademarks: 1) VendingMiser, 2) CoolerMiser, 3) PlugMiser and 4) SnackMiser. As a result of its testing in fiscal years ended June 30, 2012 and 2010 the Company determined that no impairment had occurred. In the testing in fiscal year 2011, the Company determined that the sum of the expected discounted cash flows attributable to the trademarks was less than its carrying value of $1,014,000, and that an impairment write-down was required. The primary driver behind the decrease in the value was a decrease in the revenue expectations for the trademarks from the time the trademarks were acquired in July 2003 to when the impairment assessment was prepared. Accordingly, in fiscal year 2011, the Company performed a valuation of the trademark’s fair value with the assistance of an independent valuation specialist. The fair value of the trademarks was determined by a method known as “relief from royalty”, in which the fair value is determined by reference to the amount of royalty income the intangible would generate if it were licensed in an arm’s-length transaction. The essential assumptions in a valuation via an income approach are as follows:

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

5. INTANGIBLE ASSETS (CONTINUED)

At June 30, 2012, the expected amortization of the intangible assets is as follows: approximately $764,000 in fiscal year 2013 and $0 in fiscal year 2014. The weighted average useful life of these amortized intangible assets is 1.0 years at June 30, 2012. At June 30, 2012 and 2011, $432,100 and $432,100, respectively of trademarks has an indefinite life and is included in the intangible assets tables above.

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,
	2012	2011
Accrued compensation and related sales commissions	$767,926	$269,335
Accrued professional fees	482,664	197,964
Accrued taxes and filing fees	663,078	302,147
Advanced customer billings	311,767	100,398
Accrued Proxy costs	992,520	-
Accrued rent	278,862	114,511
Accrued other	271,880	270,444
	$3,768,697	$1,254,799

7. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30,
	2012	2011
Capital lease obligations	$426,007	$84,043
Loan agreement	302,323	169,018
	728,330	253,061
Less current portion	466,056	155,428
	$262,274	$97,633

The maturities of long-term debt as of June 30, 2012 are as follows:

2013	$466,055
2014	209,476
2015	52,799
$728,330

During March 2007, the Company entered into a capital lease agreement in connection with office equipment for approximately $146,000, due in sixty equal monthly payments of $2,965 through March 2012.

During May 2007, the Company entered into a capital lease agreement in connection with office equipment for approximately $305,000, due in 36 equal monthly payments of $9,456 through April 2010.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

7. LONG-TERM DEBT (CONTINUED)

During July 2007, the Company entered into loan agreements for $239,740 with a financial institution bearing interest at 12% collateralized by $274,494 of the Finance Receivables. The Company agreed to make 32 monthly payments of $9,104, which include interest and principal, from the proceeds received from the Finance Receivables.

During November 2007, the Company entered into a long-term debt agreement for $93,000 with a financial institution bearing interest at 8.25%, collateralized by the assets of the Company, which requires 84 monthly payments of $1,467, including interest and principal. This loan was satisfied in June 2012.

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

During May 2009, the Company financed a software license agreement totaling approximately $56,000, due in four quarterly installments, at an interest rate of 9%.

During July 2009, the Company financed a portion of the premiums for various insurance policies totaling $85,991 due in nine monthly installments at an interest rate of 5.1%. In the same month, the Company also entered into a capital lease for office equipment totaling $24,836, due in 46 monthly installments of $677.

During March 2010, the Company financed the purchase of computer equipment totaling $195,000 due in 36 monthly installments at an interest rate of 4.95%. An amount of restricted cash equal to the outstanding principal balance of the loan serves as security for this loan. Accordingly, $51,492 of restricted cash is classified with current other assets on the Consolidated Balance Sheet at June 30, 2012 and $65,754 and $51,492 of restricted cash is classified as current and non-current other assets, respectively, on the Consolidated Balance Sheet at June 30, 2011.

During May 2010, the company financed software licenses totaling $77,730, due in twelve monthly installments at an interest rate of 3.3%.

During July 2010, the Company financed a portion of the premiums for various insurance policies totaling $94,331 due in nine monthly installments at an interest rate of 4.93%. During July 2011, the Company financed a portion of the premiums for various insurance policies totaling $90,372 due in nine equal monthly payments at an interest rate of 5.57%.

During August 2011, the Company entered into a capital lease for network equipment totaling approximately $496,000, due in 36 monthly payments of $14,145 through August 2014.

During November 2011, the Company financed computer equipment for network equipment totaling approximately $46,000, due in twelve equal quarterly installment payments at an interest rate of 6.47%.

During April 2012, the Company entered into a capital lease for network equipment totaling approximately $62,000, due in 36 monthly payments of $1,785 through February 2015.

During June 2012, the Company financed software licenses totaling approximately $212,000, due in four equal quarterly installment payments at an interest rate of 11.09%.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the fair value hierarchy described in Note 2, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of June 30, 2012 and 2011:

June 30, 2012	Level 1	Level 2	Level 3	Total

Cash equivalents	$141,107	$-	$-	$141,107
Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$917,440	$917,440
Common stock warrant liability, warrants exercisable at $5.90 through September 14, 2013	$-	$-	$1,126	$1,126

June 30, 2011	Level 1	Level 2	Level 3	Total

Cash equivalents	$83,267	$-	$-	$83,267
Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$2,638,629	$2,638,629
Common stock warrant liability, warrants exercisable at $5.90 through September 14, 2013	$-	$-	$93,624	$93,624

As of June 30, 2012 and 2011, the fair values of the Company’s Level 1 financial instruments were $141,107 and $83,267, respectively. These financial instruments consist of cash equivalents, including certificates of deposit and money market accounts. As of June 30, 2012 and 2011, the Company held no Level 2 financial instruments.

As of June 30, 2012 and 2011, the fair values of the Company’s Level 3 financial instruments totaled $918,566 and $2,732,253, respectively. The Level 3 financial instruments consist of common stock warrants issued by the Company in March 2011 and March 2007, which include features requiring liability treatment of the warrants. The fair value of warrants issued in March 2011 (see Notes 11 and 12) to purchase 3.9 million shares of the Company’s common stock is based on valuations performed by an independent third party valuation firm. The fair value was determined using proprietary valuation models using the quality of the underlying securities of the warrants, restrictions on the warrants and security underlying the warrants, time restrictions and precedent sale transactions completed in the secondary market or in other private transactions. The fair value of warrants issued in March 2007 to purchase 903,955 shares of the Company’s common stock was estimated by the Company to be $1,126 using the Black-Scholes with the following assumptions: dividend yield of 0%, expected stock price volatility of 0.82, risk free interest rate of 0.21, and an expected life of 1.2 years. Prior to March 31, 2011, the fair value of these warrants was determined to be de minimus and was not included on the Company’s consolidated balance sheets. There were no transfers of assets or liabilities between level 1, level 2, or level 3 during the years ended June 30, 2012 and 2011.

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the year ended:

	June 30,
	2012	2011
Beginning balance	$(2,732,253)	$-
Issuance of common stock warrants, exercisable at $2.6058 per share	-	(1,917,122)
Recognize liability of warrants, exercisable at $5.90 per share; attributed to loss due to change in fair value	-	(151,631)
Gain/ (Loss) due to change in fair value of warrant liabilities, net	1,813,687	(663,500)
Ending balance	$(918,566)	$(2,732,253)

USA Technologies, Inc.
Notes to Consolidated Financial Statements

9. INCOME TAXES

At June 30, 2012, the Company had net operating loss carryforwards of $168,327,709 to offset future taxable income expiring through approximately 2032. The Company had capital loss carryforwards of $4,759 as of June 30, 2011 that expired on June 30, 2012.

The timing and extent to which the Company can utilize future tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations (i.e. IRS Code Section 382). The changes in ownership limitations under IRS Code Section 382 have had the effect of limiting the maximum amount of net operating loss carryforwards as of June 30, 2012 and 2011 available for use to offset future years’ taxable income to $127,024,196 and $121,667,065, respectively. Those net operating loss carryforwards start to expire June 30, 2022.

At June 30, 2012 and 2011 the Company recorded net deferred tax assets of $51,708,064 and $48,973,987, respectively, which were offset by a valuation allowance of $51,720,663 and $48,973,987 as of June 30, 2012 and 2011, respectively, as the realization of the deferred tax asset is not likely, principally due to the lack of earnings history.

As of June 30, 2012, net deferred tax liabilities of $12,599 were recorded representing the future potential state and federal income tax effects for basis differences between financial reporting and income tax purposes as of June 30, 2012 for indefinite life intangible assets and goodwill that are being amortized for income tax purposes but not for financial reporting. The potential future income tax effects associated with such indefinite life assets are not subject to offset against deferred tax assets with finite lives.

These deferred tax liabilities resulted in a provision for income taxes for the year ended June 30, 2012 of $12,599 which is comprised of deferred state income taxes of $3,101 and deferred federal income taxes of $9,498.

An income tax benefit of $1,767,537 at the federal statutory rate of 34% is indicated for the year ended June 30, 2012 based upon the loss before provision for income taxes. In recording the provision for income taxes that benefit was reduced for the effects of increases in the valuation allowance of $2,327,354 for federal income taxes associated with deferred tax assets, increased for the effects of permanent differences of $594,264 and reduced by state income taxes net of federal benefit $2,046.

The net deferred tax assets arose primarily from net operating loss carryforwards, as well as the use of different accounting methods for financial statement and income tax reporting purposes as follows:

	June 30,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$48,825,628	$46,695,537
Deferred research and development costs	185,940	218,622
Intangibles	1,059,409	1,003,047
Stock-based compensation	694,407	476,273
Other	955,279	685,861
	51,720,663	49,079,340
Deferred tax liabilities:
Intangibles and goodwill	(12,599)	(105,353)
Deferred tax assets, net	51,708,064	48,973,987
Valuation allowance	(51,720,663)	(48,973,987)
Deferred tax (liabilities) assets, net of allowance	$(12,599)	$-

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

Cumulative unpaid dividends at June 30, 2012 and 2011 amounted to $10,931,872 and $10,267,420, respectively. Cumulative unpaid dividends are convertible into common shares at $1,000 per common share at the option of the shareholder. During the years ended June 30, 2012 and 2010 no shares of Preferred Stock nor cumulative preferred dividends converted into shares of common stock. During the year ended June 30, 2011, 1,500 shares of Preferred Stock and $33,000 cumulative preferred dividends converted into 15 shares and 33 shares of common stock, respectively. The Series A Preferred Stock may be called for redemption at the option of the Board of Directors for a price of $11.00 per share plus payment of all accrued and unpaid dividends. No such redemption has occurred as of June 30, 2012. In the event of any liquidation, the holders of shares of Series A Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders.

During the year ended June 30, 2010, the Company retired 65,802 shares of its Preferred Stock it purchased on the open market at prices ranging from $8 to $9 per share for a total of $598,464. During the years ended June 30, 2012 and 2011, the Company did not purchase any shares of its Preferred Stock on the open market.

11. COMMON STOCK

The Company’s Board of Directors has authorized various Common Stock public and private placement offerings. Activity for these offerings during the years ended June 30, 2012, 2011, and 2010 are as follows:

On September 25, 2006, the Company entered into a Common Stock Purchase Agreement with Steve Illes, an accredited investor. The Agreement terminated August 30, 2009 and there were no shares issued under this agreement during the year ended June 30, 2010.

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

The 2009 Rights Offering commenced on July 13, 2009 and expired on July 31, 2009. On August 7, 2009, the closing date of the rights offering, the Company received $14,571,584 of gross proceeds. The net cash proceeds, after deduction of fees and expenses, including dealer-manager fees, was $12,958,159. In addition, the Company issued a total of 291,432 warrants to the dealer-managers to purchase the Company’s Common Stock at $2.20 per share at any time through August 6, 2012. As of June 30, 2012 no warrants have been exercised under these dealer manager agreements.

In accordance with the terms of the 2009 Rights Offering, the Company issued an aggregate of 7,285,792 shares of common stock for $2.00 per share and 7,285,792 warrants, entitling the holder to purchase one share of common stock at the exercise price of $2.20 per share of common stock commencing January 1, 2010 and through December 31, 2011. The warrants commenced trading on August 7, 2009, on The NASDAQ Global Market under the symbol USATW. During the years ended June 30, 2010 no USATW warrants were exercised to purchase shares of Common Stock. During the years ended June 30, 2012 and 2011, 4,550 and 376,355 USATW warrants were exercised at $2.20 per share resulting in the issuance of 4,550 and 376,355 shares of Common Stock, generating cash proceeds of $10,010 and $827,981, respectively.

On March 16, 2010, the Company filed a registration statement with the Securities and Exchange Commission for a public offering of up to $3,000,000 of our common stock and warrants to purchase common stock (the “2010 Public Offering”). The proceeds from the offering were used for general corporate purposes, including working capital and providing financing for the manufacture by us of our ePort cashless payment products to be used by our customers participating in our JumpStart Program. The Company engaged Source Capital Group, Inc. to act as the placement agent for the offering.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

11. COMMON STOCK (CONTINUED)

The offering closed on May 12, 2010 and we sold an aggregate of 2,753,454 shares and related warrants to purchase up to 2,753,454 shares. As compensation for its services related to the offering, Source received warrants to purchase up to 165,207 shares at $1.13 per share, exercisable at any time through May 12, 2013. The warrants contain provisions for one demand registration of the sale of the underlying shares of common stock for a period of five years at our expense, and piggyback registration rights for a period of five years at our expense, and one demand registration right at the placement agent’s expense for a period of five years. The offer and sale of the warrants was exempt from registration under Section 4(2) of the Act. The investors are accredited investors. The offer and sale thereof did not involve any general advertising or solicitation and the securities contained appropriate restrictive legends under the Act. The warrants commenced trading on May 24, 2010 on The NASDAQ Global Market under the symbol USATZ. During the years ended June 30, 2012 and 2010 no USATZ warrants were exercised to purchase shares of Common Stock. During the years ended June 30, 2012 and 2010, no USATZ warrants issued under this offering were exercised; and, in the year ended June 30, 2011, 235,414 USATZ warrants were exercised at $1.13 per share for cash proceeds of $260,018.

On July 7, 2010, we sold an aggregate of 261,953 shares and related warrants (USATZ) to purchase up to 261,953 shares pursuant to a subscription rights offering which concluded on July 6, 2010 (the “2010 Rights Offering”). In connection with the offering, Source Capital Group, Inc. (“Source”) acted as dealer manager. As compensation for its services, Source received warrants to purchase up to 15,717 shares at $1.13 per share at any time through July 7, 2013. The warrants contain provisions for one demand registration of the sale of the underlying shares of common stock for a period of five years at our expense, and piggyback registration rights for a period of five years at our expense, and one demand registration right at the dealer manager’s expense for a period of five years. The Company received $235,757 of gross proceeds; after deductions for fees and expenses, net cash proceeds were $5,671. During the years ended June 30, 2010, no USATZ warrants were exercised; and, in the year ended June 30, 2011, all of the 261,953 USATZ warrants issued under this offering were exercised at $1.13 per share for cash proceeds of $296,007.

During the year ended June 30, 2012, Source elected a cashless exercise of 2,767 warrants received from acting as dealer manager for the offerings described above, resulting in the issuance of 990 shares of Common Stock. During the year ended June 30, 2011, Source elected a cashless exercise of 127,497 warrants received from acting as dealer manager for the offerings described above, resulting in the issuance of 83,472 shares of Common Stock.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

11. COMMON STOCK (CONTINUED)

The total proceeds of $10,732,800 were reduced by $1,917,122, the fair value of the warrants which are subject to liability accounting (see Note 8), and cash issuance costs of $838,705, resulting in net cash proceeds of $9,894,095 and net proceeds related to common shares of $7,976,973. The proceeds from the offering will be used primarily to support the continuation of the Company’s JumpStart Program.

The Company’s Board of Directors has authorized various compensation plans. Activity for these plans during the years ended June 30, 2012, 2011, and 2010 are as follows:

On February 12, 2007, upon recommendation of the Compensation Committee of the Board of Directors of the Company, the Board adopted the LTIP Program for each of our three then-current executive officers. The LTIP Program was intended to ensure continuity of the Company’s executive management, to encourage stock ownership by such persons, and to align the interests of executive management with those of the shareholders.

Pursuant to and as defined in the LTIP Program, each executive would be awarded shares of the Company’s Common Stock if the Company achieves certain target goals relating to revenues, gross profit, and EBITDA (the “Target Goals”) of the Company during each of the fiscal years ended June 30, 2007, June 30, 2008 and June 30, 2009. On February 4, 2009, the Board of Directors approved the recommendation of the Compensation Committee that the final twelve month measuring period under the LTIP Program be changed from the fiscal year ended June 30, 2009 to the fiscal year ended June 30, 2010. The foregoing was approved by the Board as the Board did not believe it would be appropriate to reward senior management with bonuses during the then-current economic slowdown. EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, and excludes non-cash stock payments/awards and stock options granted to officers and Board members. The Program allows for the executive officers to reduce the number of shares to be issued in order to satisfy the minimum statutory tax withholding requirements.

Through the year ended June 30, 2009, the Company had issued 359,860 shares under the LTIP Program.

During the fiscal year ended June 30, 2010, the number of eligible shares to be awarded to the executive is based upon the following weightings: 40% of eligible shares are determined by revenues; 30% of eligible shares are determined by gross profit; and 30% of eligible shares are determined by EBITDA. There are a total of 253,946 eligible shares for the 2010 fiscal year.

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

As a result of the Board’s decision to change the final twelve month measuring date of the LTIP Program from fiscal year 2009 to fiscal year 2010, the accrued share based liability as of June 30, 2011 and 2010 was $0 and $43,171, respectively, and compensation expense during the years ended June 30, 2011, and 2010 was $54,395 and $43,171, respectively. Final settlement of the award occurred in December 2010 with 86,342 shares earned and total compensation expense recorded of $97,566.

On February 28, 2008, the Company’s shareholders approved the 2008 Stock Incentive Plan to allow up to 300,000 shares of Common Stock to be available for issuance to future or current employees, directors and consultants of the Company. Prior to the year ended June 30, 2010, the Company had issued 239,253 shares under the 2008 Stock Incentive Plan. During the years ended June 30, 2011 and 2010, the Company issued 20,747 and 40,000 shares under the 2008 Stock Incentive Plan totaling $10,208 and $87,354, respectively, based on the grant date fair value of the shares. As of June 30, 2011, all 300,000 shares of Common Stock available for issuance under the Plan had been issued.

On June 15, 2010, the Company’s shareholders approved the 2010 Stock Incentive Plan to allow up to 300,000 shares of Common Stock to be available for issuance to future or current employees, directors and consultants of the Company. During the years ended June 30, 2012, 2011 and 2010, the Company issued 120,472, 109,918 and 0 shares under the plan totaling $248,851,  $292,263 and $0, respectively based on the grant date fair value of the shares. As of June 30, 2012, 58,669 shares under the plan have been granted, but have not been issued as they are subject to various vesting provisions, and 10,941 shares are available for future issuance.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

11. COMMON STOCK (CONTINUED)

On June 13, 2011, the Company’s shareholders approved the 2011 Stock Incentive Plan to allow up to 300,000 shares of Common Stock to be available for issuance to future or current employees, directors and consultants of the Company. During the years ended June 30, 2012 and 2011, the Company issued 141,666 and 0 shares under the plan totaling $335,636 and $0, respectively based on the grant date fair value of the shares. As of June 30, 2012, 113,334 shares under the plan have been granted, but have not been issued as they are subject to various vesting provisions, and 45,000 shares are available for future issuance.

On June 28, 2012, the Company’s shareholders approved the 2012 Stock Incentive Plan to allow up to 500,000 shares of Common Stock to be available for issuance to future or current employees, directors and consultants of the Company. During the year ended June 30, 2012, the Company did not issue any under the plan totaling and recorded of $197,613 related to the vesting of shares to be issued under this plan.

In the 2012 fiscal year, the Company entered into three agreements with Mr. Jensen, the Company’s former Chief Executive Officer –on September 27, 2011 an amended and restated employment agreement (the “Jensen Employment Agreement”)  as well as the Jensen Stock Agreement (the “Jensen Stock Agreement”); and, on October 14, 2011 a Separation Agreement and Release (the “Separation Agreement”).

The Jensen Employment Agreement continued substantially all of the previous terms and conditions of his employment agreement other than the provisions related to the Jensen Shares. The new agreement did not continue the provisions of his prior agreement which obligated the Company to pay any excise taxes attributable to any excess parachute payments which would be payable to Mr. Jensen upon the occurrence of a USA Transaction as well as the Company’s obligation to pay tax gross up payments attributable to such excise taxes. In exchange for modifying the excise tax and related gross up provisions, the Company issued an aggregate of 150,000 shares of common stock to Mr. Jensen under its stock incentive plans which were to vest as follows: 50,000 on the date the agreement was signed (September 27, 2011) by Mr. Jensen and the Company; 50,000 on the first anniversary of the date of signing (September 27, 2012); and 50,000 on the second anniversary of the date of signing (September 27, 2013).

The Jensen Stock Agreement contained the provisions relating to the issuance by the Company to Mr. Jensen of the Jensen Shares which had previously been set forth in his employment agreement. The provisions of Mr. Jensen’s prior employment agreement which required the Company to pay any excise taxes attributable to the excess parachute payments attributable to the Jensen Shares as well as the related obligation to make tax gross up payments have been retained in the Jensen Stock Agreement and continue to apply to the Jensen Shares.

Pursuant to the Separation Agreement, Mr. Jensen resigned as Chairman, Chief Executive Officer and as a Director of the Company, effective October 14, 2011. Under the Separation Agreement, the Company issued to Mr. Jensen 41,667 shares of its common stock which were awarded in connection with the signing of an amendment to his employment agreement in April 2011, which would not have otherwise vested until April 2012; and 50,000 shares of the Company’s common stock which were awarded to Mr. Jensen in connection with the signing Jensen Employment Agreement and which would not have otherwise vested until September 2012.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

11. COMMON STOCK (CONTINUED)

As of September 15, 2011 and through June 27, 2012, there were not sufficient shares available under the existing 2011 stock incentive plan or another stock plan that had been approved by the shareholders of the Company; consequently, the Company may have been required to deliver to the executives an amount of cash equal to the value of shares earned but not available to be issued to the executives. Therefore, in accordance with ASC Topic 718, “Stock Compensation”, this award was accounted for as a liability of the Company through June 27, 2012. On June 28, 2012, the Company’s shareholders approved the 2012 Stock Incentive Plan, which includes sufficient shares for the 2012 Plan. Accordingly, for the fiscal year ended June 30, 2012 the Company recorded stock compensation expense of $197,613 for the vesting of 136,285 shares of Common Stock – 96,201 shares to Mr. Herbert and 40,084 shares to Mr. DeMedio.

Pursuant to the Separation Agreement entered into by the Company and Mr. Jensen, Mr. Jensen is not entitled to earn shares under the 2012 Plan, and therefore no award was estimated for Mr. Jensen for the fiscal 2012 year.

During the years ended June 30, 2012, 2011 and 2010, and as permitted under their employment agreements, executive officers cancelled an aggregate of 38,749, 2,217, and 5,113 shares of Common Stock, respectively, in order to satisfy an aggregate of $51,381, $2,261, and $9,668, respectively,  of payroll tax withholding obligations related to shares of Common Stock which vested during the 2009 through 2012 fiscal years.

During June 2011, the Board of Directors accepted the recommendation of the Compensation Committee that each non-employee Director serving as of June 30, 2011 receive a stock award of 10,000 shares of Common Stock under the 2010 Stock Incentive Plan valued at $2.22 per share. A total of 50,000 shares of Common Stock were awarded, and the shares vest as follows: 16,665 on June 30, 2011; 16,665 on June 30, 2012; and 16,670 on June 30, 2013. In February 2012, a non-employee member of the Board of Directors forfeited and returned to the Company 6,667 and 3,333 shares of Common Stock, respectively, awarded under this grant in June 2011. As of June 30, 2012, 29,998 shares, net, have vested and been issued. In addition, due to the February 2012 forfeiture and return and changes in the composition of the Board of Directors as approved by shareholders at the Company’s annual meeting of shareholders on June 28, 2012, as of June 30, 2012, 10,002 shares of Common Stock remain reserved for future issuance and 10,000 shares will not vest under this June 2011 grant.

During the December 31, 2011 quarter, the Company announced that Steven D. Barnhart had been elected Lead Independent Director by the Company’s independent directors. The Compensation Committee of the Board of Directors recommended, and the Board approved, that Mr. Barnhart receive compensation of $40,000 per year for acting as the lead independent director to be effective from and after the date of his appointment. Such compensation may be paid in shares of the Company rather than cash if such shares are available and subject to an appropriate agreement between Mr. Barnhart and the Company. The Company issued to Mr. Barnhart 19,175 shares of common stock attributable to his service as Lead Independent Director during the year ended June 30, 2012.

During March 2012, the Board of Directors accepted the recommendation of the Compensation Committee that each of the three non-employee Directors appointed to the Board in January 2012 receive a stock award of 10,000 shares of Common Stock under the 2010 Stock Incentive Plan valued at $0.94 per share. A total of 30,000 shares of Common Stock were awarded, and the shares vest as follows: 9,999 on April 1, 2012; 9,999 on April 1, 2013; and, 10,002 on April 1, 2014. . As of June 30, 2012, 9,999 shares have vested and been issued. Due to changes in the composition of the Board of Directors as approved by shareholders at the Company’s annual meeting of shareholders on June 28, 2012, as of June 30, 2012, 13,334 shares of Common Stock remain reserved for future issuance and 6,667 shares will not vest under this March 2012 grant.

In April 2012 a Director elected to receive compensation for service on the Company’s Board of Directors in Common Stock of the Company. For the year ended June 20, 2012, the Company issued 2,299 shares of Common Stock and recorded $3,333 of expense for this director compensation.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

11. COMMON STOCK (CONTINUED)

As of June 30, 2012, the Company had reserved shares of Common Stock for future issuance for the following:

Exercise of Common Stock Options	45,333
Exercise of Common Stock Warrants	6,782,040
Conversions of Preferred Stock and cumulative Preferred Stock dividends	15,362
Issuance under 2010 Stock Incentive Plan	10,941
Issuance under 2011 Stock Incentive Plan	45,000
Issuance under 2012 Stock Incentive Plan	500,000
Issuance under Chief Executive Officer’s employment agreement upon the occurrence of a USA Transaction	140,000
Total shares reserved for future issuance	7,538,676

A summary of the status of the Company’s nonvested common shares as of June 30, 2012, 2011, and 2010, and changes during the years then ended is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested Shares
Nonvested at June 30, 2009	331,433	$5.81
Granted	39,000	1.75
Vested	(40,000)	2.47
Vested- FY 2010 (LTIP)	(86,342)	5.90
Forfeited- FY 2010 (LTIP)	(231,091)	5.90
Nonvested at June 30, 2010	13,000	$1.75
Granted	305,000	2.18
Vested	(130,665)	1.93
Nonvested at June 30, 2011	187,335	$2.32
Granted	473,285	1.58
Vested	(380,282)	1.73
Forfeited due to Separation Agreement	(91,667)	2.00
Forfeited, Director changes	(16,668)	1.71
Nonvested at June 30, 2012	172,003	$1.82

The 172,003 nonvested shares of Common Stock as of June 30, 2012 were granted under the 2010, 2011, and 2012 stock incentive plans and the related to employment agreements and non-employee Board of Director grants. A discussion of assumptions used in calculating the number of shares and weighted-average grant date fair value is included above in Note 11 of the Consolidated Financial Statements.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

12. COMMON STOCK WARRANTS AND OPTIONS

Common Stock Warrant activity for the years ended June 30, 2012, 2011, and 2010 was as follows:

Warrants
Outstanding at June 30, 2009	3,030,863
Issued	10,495,885
Exercised	-
Expired	-
Outstanding at June 30, 2010	13,526,748
Issued	4,541,670
Exercised	(1,001,219)
Expired	(1,500,000)
Outstanding at June 30, 2011	15,567,199
Issued	-
Exercised	(7,317)
Expired	(7,514,263)
Outstanding at June 30, 2012	8,045,619

All Common Stock warrants outstanding as of June 30, 2012 were exercisable. The following table shows exercise prices and expiration dates for warrants outstanding as of June 30, 2012:

	Exercise
Warrants	Price	Expiration
Outstanding	Per Share	Date
291,432	$2.20	August 6, 2012(1)
17,532	$7.70	October 17, 2012
46,258	$1.13	May 12, 2013
4,402	$1.13	July 7, 2013
903,955	$5.90	September 14, 2013
2,518,040	$1.13	December 31, 2013
4,264,000	$2.6058	September 18, 2016
8,045,619

(1) Expired unexercised on August 6, 2012.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

12. COMMON STOCK WARRANTS AND OPTIONS (CONTINUED)

In conjunction with an October 17, 2007 Securities Purchase Agreement, the Company issued warrants to purchase up to 17,532 shares of the Company’s Common Stock at $7.70 per share at any time through October 17, 2012 to the broker dealer who acted as the exclusive placement agent in the transaction. As of June 30, 2012 no warrants have been exercised under this agreement.

In connection with a Securities Purchase Agreement with S.A.C. Capital Associates, LLC (“SAC”) entered into by the Company on March 14, 2007, the Company issued warrants to purchase 833,333 shares of Common Stock, exercisable at $6.40 per share. The warrant provided that if the Company would issue securities in the future at a purchase price that is less than the exercise price of the warrant, then the exercise price of the warrant would be reduced to such lower purchase price, provided, however, that such exercise price can never be lower than $5.90 which was the closing bid price of our shares on the day prior to the sale of our securities to SAC. The warrant also provides that in the event we issue securities at a purchase price less than the exercise price of the warrant, the number of shares issuable under the warrant shall be increased by that number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares issuable under the warrant immediately prior to such adjustment and dividing the product thereof by the new exercise price of the warrant (which can never be less than $5.90). Under this formula, the maximum number shares would be issuable under the warrant would be 903,955. As of June 30, 2009, the original warrants to purchase 833,333 shares of Common Stock at $6.40 per share had changed to warrants to purchase 903,955 shares of Common Stock at $5.90 per share. In addition, for a period of five years, SAC has been granted the pre-emptive right to purchase that number of securities being offered for sale by the Company in order to maintain SAC’s pro-rata ownership of the Common Stock of the Company following the issuance of any such securities by the Company. The warrants are exercisable at any time through September 14, 2013 to the extent that such exercise would not result in the beneficial ownership by SAC and its affiliates of more than 9.99% of the number of shares outstanding immediately after giving effect to the issuance of shares upon exercise of the warrants. As of June 30, 2012 no warrants have been exercised under this agreement.

The warrant contains a provision that if a Fundamental Transaction occurs, notably a change in control, within ninety days of the Fundamental Transaction the warrant holder may require the Company to pay the Black-Scholes calculated value of the then unexercised warrant to the warrant holder in cash. The fair value of the 903,955 warrants was estimated using the Black-Scholes model and applying an estimated fair value adjustment related to warrant exercise restrictions, and the Company recorded a warrant liability in its Consolidated Balance Sheet of $1,126 and $93,624 at June 30, 2012 and 2011, respectively (see Note 8).

USA Technologies, Inc.
Notes to Consolidated Financial Statements

12. COMMON STOCK WARRANTS AND OPTIONS (CONTINUED)

In conjunction with the 2009 Rights Offering (see Note 11), the Company issued warrants to purchase 7,285,792 shares of Common Stock, exercisable at $2.20 per share at any time prior to December 31, 2011. Additionally, the Company issued each of the two dealer managers warrants to purchase 145,716 shares of Common Stock that were exercisable at $2.20 per share at any time prior to August 6, 2012. The dealer manager warrants expired unexercised in August 2012.

In conjunction with the 2010 Public Offering (see Note 11), the Company issued warrants to purchase 2,753,454 shares of Common Stock, exercisable at $1.13 per share at any time prior to December 31, 2013. Additionally, the Company issued the placement agent warrants to purchase 165,207 shares of Common Stock, exercisable at $1.13 per share at any time prior to May 12, 2013.

In conjunction with the 2010 Rights Offering (see Note 11), the Company issued warrants to purchase 261,953 shares of Common Stock, exercisable at $1.13 per share at any time prior to December 31, 2013. Additionally, in conjunction with the 2010 Rights Offering the Company issued the placement agent warrants to purchase 15,717 shares of Common Stock at $1.13 per share at any time through July 7, 2013.

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

The 3,900,000 warrants issued under the 2011 Private Placement Offering contain a provision that if a Fundamental Transaction occurs, notably a change in control, the warrant holder may require the Company to pay the Black-Scholes calculated value of the then unexercised warrant to the warrant holder in cash. The fair value of the warrants was estimated, and the Company recorded a warrant liability in its Consolidated Balance Sheet of $918,566 and $2,732,253 at June 30, 2012 and 2011, respectively (see Note 8).

Prior to June 30, 2009 the Company’s Board of Directors granted options to employees and Board members to purchase shares of Common Stock at prices that were at or above fair market value on the dates the options were granted. The option term and vesting schedule were established by the contracts under which the options were granted.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

12. COMMON STOCK WARRANTS AND OPTIONS (CONTINUED)

Common Stock Option activity during the years ended June 30, 2012, 2011, and 2010 was as follows:

			Weighted-
		Exercise	Average
	Options	Price	Exercise
	Outstanding	Per Share	Price

Outstanding and exercisable at June 30, 2009	160,000	$7.50-8	$7.52
Granted	-	-	-
Expired	-	-	-
Outstanding and exercisable at June 30, 2010	160,000	$7.50-8	$7.52
Granted	-	-	-
Expired	(69,334)	$7.50	$7.50
Outstanding and exercisable at June 30, 2011	90,666	$7.50-8	7.53
Granted	-	-	-
Expired	(45,333)	$7.50-8	$7.53
Outstanding and exercisable at June 30, 2012	45,333	$7.50-8	$7.53

The following table shows exercisable options, exercise prices, the weighted average remaining contractual life and the aggregate intrinsic value for options outstanding as of June 30, 2012:

			Weighted Average

Options	Options	Exercise Price Per	Remaining Life	Remaining Life	Intrinsic Value-
Outstanding	Exercisable	Share	Outstanding	Exercisable	Outstanding	Exercisable
42,333	42,333	7.50	0.94	0.94	-	-
3,000	3,000	8.00	0.97	0.97	-	-
45,333	45,333		0.95	0.95	-	-

There was no compensation expense related to the vesting of options outstanding in the years ended June 30, 2012, 2011, and 2010  as all options were vested, and all related compensation expense had been recognized, prior to the June 30, 2010 fiscal year.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

13. RETIREMENT PLAN

The Company’s 401(k) Plan (the “Retirement Plan”) allows employees who have completed six months of service to make voluntary contributions up to a maximum of 100% of their annual compensation, as defined in the Retirement Plan. The Company may, in its discretion, make a matching contribution, a profit sharing contribution, a qualified non-elective contribution, and/or a safe harbor 401(k) contribution to the Retirement Plan. The Company must make an annual election, at the beginning of the plan year, as to whether it will make a safe harbor contribution to the plan. In fiscal years 2012 and 2010, the Company elected and made a safe harbor matching contributions of 100% of the participant’s first 3% and 50% of the next 2% of compensation deferred into the Retirement  Plan. For fiscal year 2011, the Company did not elect to make a safe harbor contribution to the plan. The Company’s safe harbor contributions for the years ended June 30, 2012 and 2010 approximated $140,000 and $160,000, respectively. The Company’s discretionary contribution for the year ended June 30, 2011 approximated $42,000.

14. RELATED PARTY TRANSACTIONS

During the years ended June 30, 2012, 2011, and 2010, the Company incurred approximately $744,000, $513,000, and $730,000, respectively, in connection with legal services provided by a member of the Company’s Board of Directors. At June 30, 2012 and 2011, approximately $119,000 and $25,000, respectively, were due to this Board member.

15. COMMITMENTS AND CONTINGENCIES

The Company conducts its operations from various facilities under operating leases. The Company leases 17,249 square feet of space located in Malvern, Pennsylvania for its principal executive office and used for general administrative functions, sales activities, and product development. In November 2010, the Company entered into an amended lease of its principal executive office in Malvern, Pennsylvania, which extended the lease term from December 31, 2010 to April 2016. The amendment includes rental payments of approximately $29,000 to $32,000 as well as a four month period of no rent payments and leasehold improvements of approximately $195,000. The straight-lined rent expense for this office is approximately $26,000 per month for the duration of the lease.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Rent expense under operating leases was approximately $502,000, $545,000, and $616,000 during the years ended June 30, 2012, 2011, and 2010, respectively. Future minimum lease payments subsequent to June 30, 2012 under capital leases and non-cancellable operating leases are as follows:

	Capital	Operating
	Leases	Leases

2013	$209,534	$450,368
2014	203,298	368,697
2015	45,122	377,322
2016	-	321,263
Thereafter	-	-
Total minimum lease payments	$457,954	$1,517,650
Less amount representing interest	31,947
Present value of net minimum lease payments	426,007
Less current obligations under capital leases	187,715
Obligations under capital leases, less current portion	$238,292

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

On November 30, 2011, the Company and Mr. Herbert entered into an Amended and Restated Employment and Non-Competition Agreement that replaced his prior employment agreement with the Company. The agreement provides for an initial term continuing through January 1, 2013, which is automatically renewed for consecutive one year periods unless terminated by either Mr. Herbert or the Company upon at least ninety days notice prior to the end of the initial term or any one year extension thereof. The agreement continues the existing compensation and fringe benefits received by Mr. Herbert under Section 2 of his prior employment agreement except that (i) his base salary is $341,227 which is equal to the base salary under his prior employment agreement plus an amount equal to the cost to the Company of the car allowance and supplemental disability insurance coverage provided to him under his prior employment agreement; (ii) the car allowance and supplemental disability insurance coverage that had been provided to him under his prior employment agreement have been discontinued; and (iii) he is eligible for a cash bonus as described in the next sentence. The agreement provides for the payment to Mr. Herbert of a cash bonus of $30,000 if the Company would achieve all of the minimum threshold performance target goals under the Fiscal Year 2012 Executive Performance Plan, of $50,000 if the Company would achieve all of the target performance goals under the plan, and of $75,000 if the Company would achieve all of the maximum distinguished performance target goals under the plan.

The agreement requires Mr. Herbert to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of two years thereafter. The Company has agreed to pay the premiums for a term life insurance policy in the amount of $1,500,000 on the life of Mr. Herbert while he is employed by the Company. Mr. Herbert has the right to designate the beneficiary of the policy.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The agreement also provides that if Mr. Herbert would terminate his employment with the Company for good reason (as defined in the agreement), or if the Company would terminate his employment without cause (as defined in the agreement), or if the Company would provide Mr. Herbert with a notice of non-renewal of his employment agreement, then the Company would pay to him a lump sum equal to two times his base salary on or before the termination of his employment. The term good reason as defined in the agreement, includes: (A) a material breach of the terms of the agreement by the Company; (B) the assignment by the Company to Mr. Herbert of duties in any way materially inconsistent with his authorities, duties, or responsibilities, or a material reduction or alteration in the nature or status of his authority, duties, or responsibilities as the Chief Executive Officer of the Company; (C) the Company reduces Mr. Herbert’s annual base salary; or (D) a material reduction by the Company in the kind or level of employee benefits to which Mr. Herbert is entitled immediately prior to such reduction with the result that his overall benefit package is significantly reduced unless such failure to continue a plan, policy, practice or arrangement pertains to all plan participants generally. As a condition to Mr. Herbert receiving any payments or benefits upon the termination of his employment for good reason, Mr. Herbert shall have executed and delivered (and not revoked) a release of any and all claims, suits, or causes of action against the Company and its affiliates in form reasonably acceptable to the Company.

The agreement also provides that as a condition of the consummation of a USA Transaction (as defined in the agreement), the successor to the Company’s business or assets would agree to assume and perform Mr. Herbert’s employment agreement. If any such successor would not do so, Mr. Herbert’s employment would terminate on the date of consummation of the USA Transaction, and the Company would pay to Mr. Herbert a lump sum equal to two times his base salary on or before the termination of his employment.

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

Effective July 1, 2011, Mr. DeMedio’s annual base salary was increased to $220,000.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

16. SUBSEQUENT EVENTS

LINE OF CREDIT

On July 10, 2012, the Company entered into a Loan and Security Agreement and other ancillary documents (the “Loan Documents”) with Avidbank Corporate Finance, a division of Avidbank (the “Bank”), providing for a secured asset-based revolving line of credit in an amount of up to $3.0 million (the “Line of Credit”). The Company intends to use advances under the Line of Credit towards the financing of growth initiatives like its JumpStart Program.

The Loan Documents provide that the aggregate amount of advances under the Line of Credit shall not exceed the lesser of (i) $3.0 million, or (ii) 75% of eligible accounts receivable as defined in the Loan Documents plus 80% of the prior two months transaction processing revenues and networking service fees as defined in the Loan Documents, provided that the amounts advanced on account of such processing revenues and service fees shall not exceed $1,000,000 without the Bank’s prior consent.

The outstanding balance of the amounts advanced under the Line of Credit will bear interest at 2% above the prime rate as published in The Wall Street Journal or 5% whichever is higher. Interest is payable by the Company to the Bank on a monthly basis, provided, that the minimum interest payable by the Company to the Bank with respect to each six month period shall be $20,000.

The Line of Credit and the Company’s obligations under the Loan Documents are secured by substantially all of the Company’s assets, including its intellectual property. The term of the Line of Credit is one year. At the time of maturity all outstanding advances under the Line of Credit as well as any unpaid interest is due and payable. Prior to maturity of the Line of Credit, the Company may prepay amounts due under the Line of Credit without penalty, and subject to the terms of the Loan Documents, may re-borrow any such amounts.

The Loan Documents contain customary affirmative and negative covenants. The Loan Documents also require the Company to achieve a minimum Adjusted EBITDA, as defined in the Loan Documents, measured on a quarterly basis, and to maintain a balance of $3.0 million of unrestricted cash in accounts with the Bank. The Loan Documents also contain customary events of default, including, among other things, payment defaults, breaches of covenants, and bankruptcy and insolvency events, subject to grace periods in certain instances. Upon an event of default, the Bank may declare all of the outstanding obligations of the Company under the Line of Credit and Loan Documents to be immediately due and payable, and exercise any other rights provided for under the Loan Documents.

COMMON STOCK AND COMMON STOCK WARRANTS

In July 2012, the Board of Directors accepted the recommendation of the Compensation Committee that each of the three non-employee Directors who joined the Board after March 31, 2012 receive a stock award of 10,000 shares of Common Stock. A total of 30,000 shares of Common Stock were awarded with a grant date fair value of $1.45 per share, and vest as follows: 9,999 on August 10, 2012; 9,999 on August 10, 2013; and, 10,002 on August 10, 2014.

Warrants to purchase up to 291,432 shares of Common Stock, issued in conjunction with the 2009 Rights Offering (see Notes 11 and 12), exercisable at $2.20 per share expired unexercised on August 6, 2012.

PROXY CONTEST AND LITIGATION

The Company commenced a legal action against SAVE in May 2012. As part of the litigation, SAVE filed counterclaims against the Company and Stephen P. Herbert relating to, among other things, the June 28, 2012 annual meeting of shareholders. On August 16, 2012, the Company and SAVE entered into a Settlement and Release Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the SAVE Group and the SAVE Nominees have accepted the election of all of the Company’s director nominees by the shareholders at the June 28, 2012 annual meeting of shareholders and have agreed not to contest or challenge the election results and the Company, the SAVE Group, the SAVE Nominees and the USAT Directors have agreed to dismiss with prejudice the civil action filed on May 3, 2012 in the United States District Court for the Eastern District of Pennsylvania known as USA Technologies, Inc. v. Bradley Tirpak, et al., v. Stephen P. Herbert (Civil Action No. 12-2399-TJS) as well as all of the claims and counterclaims alleged therein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2012. Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, management believes that, as of June 30, 2012, the Company’s internal control over financial reporting is effective.

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

There have been no changes during the quarter ended June 30, 2012 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our Directors and executive officers, on August 31, 2012, together with their ages and business backgrounds were as follows:

Name	Age	Position(s) Held
Deborah G. Arnold (4)	62	Director
Steven D. Barnhart (1)(2)(3)(4)	50	Director
David M. DeMedio	41	Chief Financial Officer
Stephen P. Herbert	49	Chief Executive Officer, Chairman of the Board of Directors
Joel Brooks (1)	53	Director
Frank A. Petito, III (3)	44	Director
Albin F. Moschner(3)	59	Director
Jack E. Price (1)(3)(4)	67	Director
William J. Reilly, Jr.(1)(4)	63	Director
William J. Schoch (4)	47	Director

(1) Member of Audit Committee

(2) Lead independent director

(3) Member of Compensation Committee

(4) Member of Nominating Committee

Deborah G. Arnold joined the Board of Directors of the Company in February, 2012. Ms. Arnold is a member of our Nominating Committee. She has served on the Advisory Board of the Grameen Technology Center since October 2008 and was on the Advisory Board of United Nations Year of Microfinance and Women in Technology International from January 2005 to December 2006. Ms. Arnold was Vice President of global consumer products at Visa International from May 2001 to October 2006, and prior thereto she led the global smart card migration effort from October 1998 to May 2001. Ms. Arnold also led the development of a new payment product, Visa Horizon, for emerging markets from July 1995 to September 1998. Prior to joining Visa, she held a variety of executive positions in the telecommunications and financial services industries. In her consulting practice, Ms. Arnold has supported various organizations in the strategic planning and marketing of their products and programs. She has been deeply involved in driving the development of Near Field Communication technology and standards, initially as a founding member of the NFC Forum in 2004 and since 2011 as the director of the 165+ member organization. Ms. Arnold holds a Bachelor of Arts degree from Duke University, obtained in 1972, as well as a certificate from Universite de Lausanne in Lausanne, Switzerland, awarded in 1971. We believe that Ms. Arnold’s record within the payments industry, both domestically and internationally, and her track record of helping companies develop strategies to capitalize on the abundant opportunities in the industry provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

Steven D. Barnhart was appointed to the Board of Directors in October 2009. Mr. Barnhart is Chairman of our Nominating Committee and a member of our Audit and Compensation Committees. Mr. Barnhart’s current term as a Director expires at the 2013 annual shareholders’ meeting. On November 14, 2011, the independent directors of the Company unanimously elected Mr. Barnhart as the Company’s first lead independent director. Since August 22, 2012, Mr. Barnhart has been serving as the Senior Vice President and Chief Financial Officer of Sears Hometown and Outlet Stores, Inc., currently a subsidiary of Sears Holdings Corporation. From January 2010 to June 2012, Mr. Barnhart served as Senior Vice President and Chief Financial Officer of Bally Total Fitness. Mr. Barnhart was Chief Executive Officer and President of Orbitz Worldwide from 2007 to January 2009, after holding other executive positions since 2003, when he joined the company. Prior to Orbitz Worldwide, he worked for PepsiCo and the Pepsi Bottling Group from 1990 to 2003, where he was Finance Director for the Southeast Business Unit of the Pepsi Bottling Group, and also held other regional and strategic positions for PepsiCo and Frito-Lay. Mr. Barnhart received a Bachelor of Science degree in Economics in 1984 from the University of Chicago and a Masters in Business Administration in 1988 from the University of Chicago. Mr. Barnhart served on the Board of Directors of Orbitz Worldwide from 2007 to January 2009. We believe Mr. Barnhart’s extensive executive experience and leadership skills, and prior public board experience provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

Joel Brooks joined the Board of Directors of the Company during March 2007. Mr. Brooks’ current term as a Director expires at the 2013 annual shareholders’ meeting. Mr. Brooks is the Chairman of our Audit Committee. Since December 2000, Mr. Brooks has served as the Chief Financial Officer, Treasurer and Secretary of Senesco Technologies, Inc., a biotechnology company whose shares are traded on the NYSE Amex Exchange. From September 1998 until November 2000, Mr. Brooks was the Chief Financial Officer of Blades Board and Skate, LLC, a retail establishment specializing in the action sports industry. Mr. Brooks was Chief Financial Officer from 1997 until 1998 and Controller from 1994 until 1997 of Cable and Company Worldwide, Inc. He also held the position of Controller at USA Detergents, Inc. from 1992 until 1994, and held various positions at several public accounting firms from 1983 through 1992. Mr. Brooks received his Bachelor of Science degree in Commerce with a major in Accounting from Rider University in February 1983. We believe Mr. Brooks’ extensive accounting and finance background, and his executive experience at Senesco Technologies provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

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

Stephen P. Herbert has been our Chief Executive Officer and Chairman since November 30, 2011. Mr. Herbert’s current term as a Director expires at the 2013 annual shareholders’ meeting. He was elected a Director in April 1996, and joined the Company on a full-time basis on May 6, 1996 as Executive Vice President. During August 1999, Mr. Herbert was appointed President and Chief Operating Officer of the Company. On October 5, 2011, Mr. Herbert was appointed as interim Chief Executive Officer and Chairman, and on November 30, 2011, he was appointed as the Chairman of the Board of Directors and Chief Executive Officer of the Company. Prior to joining us and since 1986, Mr. Herbert had been employed by Pepsi-Cola, the beverage division of PepsiCo, Inc. From 1994 to April 1996, Mr. Herbert was a Manager of Market Strategy. In such position he was responsible for directing development of market strategy for the vending channel and subsequently the supermarket channel for Pepsi-Cola in North America. Prior thereto, Mr. Herbert held various sales and management positions with Pepsi-Cola. Mr. Herbert graduated with a Bachelor of Science degree from Louisiana State University. We believe Mr. Herbert’s position as the President and Chief Operating Officer of our Company until October 5, 2011 and as Chairman and Chief Executive Officer of the Company thereafter, his intimate knowledge and experience with all aspects of our Company, and his extensive vending experience at PepsiCo before joining our Company provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

Albin F. Moschner joined the Board of Directors of the Company in April, 2012. His current term as a Director expires at the 2013 annual shareholders’ meeting. He is a member of our Compensation Committee. Mr. Moschner served at Leap Wireless International, Inc. as the Chief Operating Officer from July 2008 to February 2011 and as Chief Marketing Officer from August 2004 to June 2008. Prior to joining Leap Wireless, Mr. Moschner served as President of the Verizon Card Services division of Verizon Communications, Inc. From January 1999 to December 2000, Mr. Moschner was President of One Point Services at One Point Communications. Mr. Moschner served at Zenith Electronics Corporation as President and Chief Executive Officer from 1995 to 1996 and as President, Chief Operating Officer and Director from 1994 to 1995. Mr. Moschner has also served in various managerial capacities at Tricord Systems, Inc. and International Business Machines Corp. Mr. Moschner has also been serving on the Board of Wintrust Financial Corporation since 1994. Mr. Moschner holds a Bachelor of Engineering in Electrical Engineering from The City College of New York, awarded in 1974, and a masters degree in Electrical Engineering awarded by Syracuse University in 1979. We believe that Mr. Moschner’s marketing, manufacturing and wireless industry experience and long standing prior public board experience provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

Frank A. Petito, III, joined the Board of Directors of the Company in February, 2012. His current term as a Director expires at the 2013 annual shareholders’ meeting. Mr. Petito is a member of our Compensation Committee. He is President of Orbitz for Business, and has also served as Senior Vice President of Corporate Development for Orbitz Worldwide, Inc., which he joined in March 2002. Prior to joining Orbitz, Mr. Petito was a co-founder and CFO of Unexplored, Inc., a venture-backed online travel and services company from 1999 to 2001. He was an investment banker, and served as Vice President of mergers and acquisitions, at Hambrecht & Quist, a technology-focused investment bank in San Francisco from 1996 to 1999. Prior to that, Mr. Petito was an investment banker at Roberts Capital Markets from 1992 to 1994. He started his career at Morgan Stanley where he as an investment banker from 1990 to 1992. Mr. Petito obtained his MBA from Stanford Graduate School of Business in 1996 and his undergraduate degree from Princeton University in 1990. We believe that Mr. Petito’s breadth of experience at both large and small companies and his track record of successfully operating in a high growth, technology environment provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

Jack E. Price was appointed to the Board of Directors in October 2009. Mr. Price is Chairman of our Compensation Committee and a member of our Nominating Committee. Mr. Price’s current term as a Director expires at the 2013 annual shareholders’ meeting. Mr. Price was President and Chief Executive Officer of NovaRay Medical Inc. from 2007 to March 2009. Prior to that, he was President and Chief Executive Officer of VSM MedTech Ltd. from 2003 to 2006, and was President and Division Chief Executive Officer of Philips Medical Systems, North America from 1996 to 2003, having joined Philips Medical Systems in 1993 as Vice President and General Manager. He was also with General Electric Medical Systems from 1988 to1993, where he held Vice President and General Manager positions. Mr. Price received his undergraduate degree from the University of Oregon. Mr. Price is also Chairman of The Radiological Society of North America Board of Trustees. Mr. Price served on the Board of Directors of NovaRay Medical, Inc. from 2007 to 2009 and of Health Solutions Systems, Inc. from May 1, 2008 to March 2010. We believe Mr. Price’s extensive executive experience, leadership skills and prior public company board experience provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

William J. Reilly, Jr., joined the Board in July 2012. His current term as a Director expires at the 2013 annual shareholders’ meeting. He has been an independent consultant since January 2011. From September 2004 to November 2010, Mr. Reilly was President and Chief Executive Officer of Realtime Media, Inc., an interactive promotional marketing firm serving the pharmaceutical and consumer packaged goods markets. Following the sale of Realtime Media, Inc. in November 2010, Mr. Reilly was retained as a consultant until January 2011. From September 2002 to September 2004, Mr. Reilly was a principal at Chesterbrook Growth Partners, independent consultants to the private equity community. Between 1989 and 2002, Mr. Reilly served at various positions at Checkpoint Systems Inc., a multinational manufacturer and marketer of products and services for automatic identification, retail security, pricing and brand promotion, including as Chief Operating Officer, Executive Vice President, Senior Vice President of the Americas and Pacific Rim and Vice President of Sales. Prior to that, Mr. Reilly held national and sales management positions at companies in the medical electronics and telecommunications industries, including Minolta Corporation, Megatech Pty. Ltd. and Multitone Electronics PLC. He has also served on the Board of Veramark Technologies, Inc., a telecommunications software firm, from June 1997 to May 2008. Mr. Reilly graduated from Mount St. Mary’s University with a bachelors of science degree in Psychology in 1970. We believe that Mr. Reilly’s executive, business development and international experience provide the requisite qualifications, skills, perspectives and experiences to serve on our Board of Directors.

William J. Schoch joined the Board in July 2012. His current term as a Director expires at the 2013 annual shareholders’ meeting. He is the President and Chief Executive Officer of Western Payments Alliance, a non-profit payments association and has served in that capacity since March 2008. He serves on the Boards of Western Payments Alliance and NACHA, an industry trade association and the administrator of the Automated Clearing House (ACH) Network, and is on the steering committee of NACHA’s Council for Electronic Billing and Payment. From 1997 to 2008, Mr. Schoch worked at Visa International where, as the Vice President of Emerging Market Initiatives, he was responsible for the global development of the Visa Money Transfer Platform. Prior to that, Mr. Schoch served as a Vice President at Citibank, N.A. from 1989 to 1997 and as an Associate Director at NACHA from 1986 to 1989. Mr. Schoch obtained a Bachelor of Arts degree in 1986 from Indiana University of Pennsylvania with a major in Public Policy and a minor in Economics. We believe that Mr. Schoch’s experience and familiarity with the electronic payments industry and his leadership experience provide the requisite qualifications, skills, perspectives and experiences to serve on our Board of Directors.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has a standing Audit Committee presently consisting of each of Mr. Brooks (Chairman), and Messrs. Barnhart, Price, and Reilly. The Company’s Board of Directors has determined that Joel Brooks is the Audit Committee financial expert serving on the Audit Committee as defined by applicable SEC rules. The Board has also determined that Mr. Brooks is “independent” as such term is defined by applicable SEC rules.

CODE OF BUSINESS CONDUCT AND ETHICS

Our Board has adopted a Code of Ethics, which applies to all executive officers, directors and employees of the Company, including our Chief Executive Officer, Chief Financial Officer, and Controller. A copy of our Code of Business Conduct and Ethics is accessible on the Company’s website, www.usatech.com.

Item 11. Executive Compensation.

Compensation Discussion And Analysis

From July 1, 2009, and through October 2009, our Compensation Committee consisted of Steven Katz and William Van Alen, Jr. Effective October 2009, our Compensation Committee consisted of Mr. Katz, Mr. Van Alen and Jack Price. Effective February 2010, our Compensation Committee consisted of Mr. Katz, Mr. Price and Peter Michel. Effective May 2010 and through June 28, 2011, our Compensation Committee was comprised of Jack Price, Steven Barnhart, and Peter Michel. Effective June 28, 2011, and through July 24, 2012, the Compensation Committee consisted of Messrs. Price and Barnhart. From July 24, 2012 and through the date of this Form 10-K, the Compensation Committee consisted of Messrs. Price, Barnhart, Petito and Moschner.

The Compensation Committee is responsible for reviewing and recommending compensation and compensation changes for the executive officers of the Company. The compensation of the two other employees named in the Summary Compensation Table is determined by the executive officers. The Chief Executive Officer assists the Committee in determining the compensation of all other executive officers and the other executive officers do not have a role in determining their own compensation. Our Chief Executive Officer regularly provides information to the Compensation Committee. The Compensation Committee considers each component of executive compensation in light of total compensation. In considering adjustments to the total compensation of the executive officers, the Compensation Committee also considers the value of previous compensation. The Compensation Committee has retained a compensation consultant, as deemed necessary, to assist the Committee to make appropriate recommendations regarding our executive officer’s compensation.

We have developed a compensation policy that is designed to attract and retain key executives responsible for our success and motivate management to enhance long-term shareholder value. The Compensation Committee believes that compensation of the Company’s executive officers should encourage creation of shareholder value and achievement of strategic corporate objectives and the Committee seeks to align the interests of the Company’s shareholders and management by integrating compensation with the Company’s annual and long-term corporate and financial objectives. We believe that providing our executive officers who have responsibility for the Company’s management and growth with an opportunity to increase their ownership of Company stock aligns the interests of the executive officers with those of the shareholders. In furtherance thereof, in April 2011, the Board approved Stock Ownership Guidelines that were recommended by the Compensation Committee. These guidelines provide that the Chief Executive Officer should own shares with a value of at least three times his annual base salary, and the Chief Financial Officer should own shares with a value of at least one time his annual base salary. The guidelines provide that the executive officers have a period of five years to attain these levels of ownership.

In order to be competitive with compensation offered by other companies in our custom peer group, as compiled by our compensation consultant, and to motivate and retain executive officers, the Company intends to offer a total compensation package competitive with other companies in our custom peer group as well as take into account individual responsibilities and performance. The annual compensation package for our executives primarily consists of all or some of the following:

●           a base salary;

●           stock options;

●           restricted stock awards;

●           cash and stock bonuses;

●           long-term stock incentive awards; and

●           other benefits.

Base Salary

Base salary is the fixed component of our executive officer’s annual cash compensation and is set with the goal of attracting talented executives and adequately compensating and rewarding them for services rendered during the fiscal year. Our executive officers’ employment agreements specify the level of salary to which the officer is entitled, subject to review of our board of directors or Compensation Committee from time to time. During November 2011, and in connection with his appointment as Chief Executive Officer, we recommended that Mr. Herbert’s existing base salary be increased by an amount equal to the annual costs to the Company of the car allowance and supplemental long-term disability insurance coverage which had previously been provided to him and which had been discontinued. On September 5, 2012, the Board approved our recommendation that Mr. Herbert’s base salary be increased by an amount equal to the annual premiums being paid by the Company for a life insurance policy on Mr. Herbert’s life that was being discontinued. Effective July 1, 2011, we increased Mr. DeMedio’s base salary approximately eighteen percent in order for his base salary to more competitive with the base salaries of chief financial officers of the companies in our custom peer group as compiled by our compensation consultant. On September 5, 2012, the Board approved our recommendation that Mr. DeMedio’s base salary be increased by the annual amount of the car allowance that was being discontinued. The base salaries of our executive officers reflect the individual’s level of responsibility and performance. In recommending base salaries of our executive officers to the board of directors, the Compensation Committee also considers changes in duties and responsibilities, our business and financial results, the relationship among base salaries paid to others within our Company, and its knowledge of base salaries paid to executive officers of our custom peer group. The base salaries for each of Messrs. Sagady and Lawlor are set forth in their respective employment agreements, and were established by our Chief Executive Officer after discussions with each employee.

As set forth in his employment agreement, upon the termination of Mr. Herbert’s employment under certain circumstances, including termination by him with good cause or by the Company without cause or by a notice of non-renewal of the employment agreement, the Company has agreed to pay him a lump sum amount equal to two times his annual base salary. We believe that these provisions are an important component of the executive’s employment arrangements.

Stock Options

Stock options serve to ensure that executive management is properly focused on shareholder value. Stock options align management incentives with shareholder’s objectives because options granted at fair value have value only if the stock price increases over time. A vesting schedule also keeps the executives focused on long term performance and not short term gains. No stock options have been issued to our executive officers or employees during the 2010, 2011, or 2012 fiscal years.

Restricted Stock Awards

During the 2010, 2011, and 2012 fiscal years, the Compensation Committee has recommended that restricted stock be awarded to our executive officers. These restricted stock awards become vested over a period of time, and are issued under the Company’s incentive stock compensation plans. During September 2009, and in conjunction with the execution of their amended and restated employment agreements, we awarded an aggregate of 39,000 shares under our stock incentive plan as a bonus to Messrs. Jensen and Herbert. During April 2011, and based upon past performance and in consideration of the extension of their employment agreements, we awarded an aggregate of 225,000 shares under our stock incentive plan to our executive officers. During September 2011, we issued 150,000 shares under our incentive stock plan to Mr. Jensen and 100,000 shares under our incentive stock plan to Mr. Herbert in exchange for the elimination of certain provisions in their employment agreements requiring the Company to pay excise taxes and related tax gross up payments in connection with excess parachute payments in the event of a change in control of the Company. The Compensation Committee as well as the executive officers believed that these provisions were no longer appropriate given current compensation practices and represented good corporate governance. During September 2011, we issued 25,000 shares under our incentive stock plan to Mr. DeMedio as a bonus for performance during the last six months of the 2011 fiscal year.

On September 5, 2012, and in recognition of his successful leadership of the Company following the separation of the former CEO as well as his successful leadership in connection with the implementation of the Company’s financial turnaround plan, the Board approved our recommendation and awarded Mr. Herbert 71,429 shares of unvested common stock under our stock incentive plan having a value of $100,000. These shares would become vested upon the attainment of various closing prices for thirty consecutive trading days at any time during  the three year period following the date of the award. One-third of the shares would become vested if the closing price would be at least $2.00 per share, one-third of the shares would become vested if the closing price would be at least $2.25 per share, and one-third of the shares would become vested if the closing price would be at least $2.50 per share.

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

Based upon the financial results of the Company for the fiscal year ended June 30, 2012, the minimum threshold targets under the 2012 Plan relating to revenues and connections were met. As a result of the approximately $2.2 million of expenses incurred in connection with the proxy contest and related litigation and the $975,000 of expenses incurred in connection with the separation of the former Chief Executive Officer of the Company, operating earnings were less than those for the 2011 fiscal year and the minimum threshold targets under the 2012 Plan relating to operating expenses and operating earnings were not met.

On September 5, 2012, the Board of Directors of the Company approved the recommendation of the Compensation Committee that the expenses incurred in connection with the proxy contest and related litigation and the separation of the former Chief Executive Officer of the Company should be excluded from the operating expenses and operating earnings metrics under the 2012 Plan. The Compensation Committee and the Board did not believe that costs related to these unusual non-operating events should be included for purposes of evaluating operating performance under the 2012 Plan.

On this adjusted basis, operating earnings were better than those of the 2011 fiscal year and met the target goal under the 2012 Plan, and operating expenses met the maximum, distinguished target goal under the 2012 Plan, resulting in the award of 136,285 shares, as follows: Stephen P. Herbert, Chief Executive Officer- 96,201 shares; and David M. DeMedio, Chief Financial Officer- 40,084 shares.

Mr. Herbert’s November 30, 2011 employment agreement with the Company provides that he will receive a cash bonus of $30,000 if the Company would achieve the minimum threshold target goals under the 2012 Plan, of $50,000 if the Company would achieve the target goals under the 2012 Plan, and of $75,000 if the Company would achieve the maximum distinguished target goals under the 2012 Plan. Based on performance against the 2012 Plan, on the adjusted basis approved by the Board of Directors described above, Mr. Herbert earned a cash bonus of $40,000.

On September 5, 2012, at the recommendation of the Compensation Committee, the board of directors adopted the Fiscal Year 2013 Performance Share Plan (the “2013 Plan”) covering the Company’s executive officers. Under the 2013 Plan, each executive officer would be awarded common stock in the event the Company achieves certain performance goals during the fiscal year ending June 30, 2013. The metrics under the 2013 Plan as well as the relative weightings of these metrics are identical to those originally set forth in the 2012 Plan. No awards would be made under the 2013 Plan if either (i) none of the minimum, threshold performance target goals have been achieved, or (ii) if operating earnings for the 2013 fiscal year are not equal or better than those during the 2012 fiscal year.

If all of the target goals are achieved under the 2013 Plan, the executive officers would be awarded shares having the following value: Mr. Herbert – $275,000; and Mr. DeMedio – $100,000 shares. If all of the minimum, threshold performance target goals are achieved, the executive officers would be awarded shares having the following value: Mr. Herbert – $75,000; and Mr. DeMedio – $25,000. If all of the maximum, distinguished performance target goals are achieved, the executive officers would be awarded shares having the following value: Mr. Herbert – $550,000; and Mr. DeMedio – $200,000. If the actual results for the fiscal year are less than the target goals (but greater than the minimum, threshold performance target goals), each executive would be awarded a lesser pro rata number of shares and if actual results are greater than the maximum, distinguished goals, each executive would be awarded a greater pro rata number of shares. The Compensation Committee believes that the attainment of the target goals under the 2013 Plan would represent a significant achievement for management.

On September 5, 2012, the Board also approved our recommendation that Mr. Herbert would earn a cash bonus of $30,000 if he achieved certain minimum threshold target goals during the 2013 fiscal year, of $50,000 if he achieved target goals, and of $75,000 if he achieved maximum distinguished target goals during the 2013 fiscal year. The specific strategic performance goals to be utilized for purposes of Mr. Herbert’s bonus plan are to be established by the Compensation Committee and approved by the Board.

Long-Term Stock Incentive Awards

During February 2007, at the recommendation of the Compensation Committee, the board of directors adopted the LTIP Program covering the Company’s executive officers – Messrs. Jensen, Herbert and DeMedio. The purpose of the LTIP Program was to ensure continuity of the Company’s executives, encourage stock ownership by the executives, align the interests of the executives with those of the shareholders, and provide incentives and rewards to the executives who are largely responsible for the management and growth of the Company. The last fiscal year covered by the LTIP Program was the fiscal year ended June 30, 2010.

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

Other Benefits

During the 2010, 2011 and 2012 fiscal years, our executive officers were entitled to the health care coverage, group insurance and other employee benefits provided to all of our employees. We have recently recommended to the Board and the Board has approved the discontinuance of some of our executive officers’ fringe benefits which are in excess of those generally available to the Company’s other employees. In this regard, in November 2011, Mr. Herbert’s automobile allowance was discontinued and the Company ceased paying the premiums for a supplemental long-term disability policy for Mr. Herbert over and above the existing long-term group disability plan of the Company. On September 5, 2012, the Board approved our recommendation that the Company discontinue payment of the premiums for a $1,500,000 face amount life insurance policy on Mr. Herbert. On September 5, 2012, the Board approved our recommendation that the Company discontinue payment of the automobile allowances for each of Messrs. DeMedio, Lawlor and Sagady. As discussed above, the base salaries of the executives were increased by an amount equal to the annual payments attributable to these discontinued fringe benefits.

As discussed elsewhere in this Form 10-K, the Company has agreed to pay health insurance for a one year period following Mr. DeMedio’s termination of employment by the Company without cause.

Impact of Taxation and Accounting Considerations on Executive Compensation

The Compensation Committee and the Board of Directors take into account tax and accounting consequences of the compensation program and weigh these factors when setting total compensation and determining the individual elements of any executive officer’s compensation package.

The restricted stock awards to our executive officers under our incentive stock plans or under the 2012 Plan or 2013 Plan provide that the executive is responsible for any withholding or payroll tax obligations incurred by the Company in connection with the award, and the executive may satisfy any such obligations by either the delivery to the Company of a cash payment equal to the obligations, or the assignment or transfer to the Company of shares having a value equal to the obligations, or such other method that shall be satisfactory to the Company.

In order to have any benefits payable to the executive officers under their supplemental long term disability policies not be included in their taxable income, the Compensation Committee recommended to the Board of Directors that the premiums therefore should be included in their wages from the Company, and such a change was included in each of their September 2011 employment contract revisions. As discussed above, the supplemental long-term disability policy of Mr. Herbert was discontinued in November 2011.

COMPENSATION COMMITTEE REPORT

The following “Compensation Committee Report” shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The Compensation Committee reviewed the above Compensation Discussion and Analysis and discussed its contents with Company management. Based on the review and discussions, the Committee has recommended to the Board of Directors that this Compensation Discussion and Analysis be included in the Form 10-K for the fiscal year ended June 30, 2012.

Respectfully submitted:

Jack E. Price, Chairman
Steven D. Barnhart
Albin F. Moschner
Frank A. Petito, III

Summary Compensation Table

The following table sets forth certain information with respect to compensation paid or accrued by the Company during the fiscal years ended June 30, 2012, 2011, and 2010 to each of the executive officers and employees of the Company named below:

Name and
Principal	Fiscal			Stock	All Other
Position	Year	Salary	Bonus (3)	Awards (4)	Compensation (5)	Total

George R. Jensen, Jr.	2012	$113,941	$-	$171,000	$425,111	$710,052
Former Chief Executive Officer	2011	$365,000	$-	$293,750	$31,137	$689,887
& Chairman of the Board (1)	2010	$365,000	$-	$52,500	$38,675	$456,175

Stephen P. Herbert	2012	$332,246	$40,000	$391,300	$18,748	$782,294
Chief Executive Officer, President	2011	$320,000	$-	$176,250	$24,874	$521,124
& Chairman of the Board (2)	2010	$320,000	$-	$15,750	$32,412	$368,162

David M. DeMedio	2012	$219,615	$-	$134,542	$18,190	$372,347
Chief Financial Officer	2011	$195,000	$-	$58,750	$19,175	$272,925
	2010	$195,000	$-	$-	$28,941	$223,941

Cary Sagady	2012	$193,066	$64,680	$-	$16,016	$273,762
Sr. VP Product Management &	2011	$188,606	$88,689	$-	$10,444	$287,739
Network Solutions	2010	$185,000	$13,209	$-	$15,997	$214,206

Michael Lawlor	2012	$173,745	$96,320	$36,200	$15,197	$321,462
VP of Sales & Business	2011	$166,077	$148,170	$-	$10,283	$324,530
Development	2010	$-	$-	$-	$-	$-

(1)	Mr. Jensen resigned his employment with the Company on October 14, 2011.

(2)
Mr. Herbert was formerly the Company’s President and Chief Operating Officer through October 4, 2011 and interim Chairman and Chief Executive Officer from October 5 through November 28, 2011. Mr. Herbert was named Chairman of the Board, Chief Executive Officer and President on November 30, 2011.

(3)	For fiscal year 2012, represents cash bonuses earned upon such person’s performance during the fiscal year or upon the attainment by the Company of certain target goals.

(4)	In accordance with FASB ASC Topic 718, the price of our common stock on the grant date equals the grant date fair value of these stock awards.

(5)	The following table shows each component of the column above titled “All Other Compensation.”

		Company	Long-term
		401(k)	Disability	Life
		Matching	Insurance	Insurance	Auto
Name and Principal Position	Fiscal Year	Contributions	Premiums	Premiums	Allowance	Severance	Total

George R. Jensen, Jr.	2012	$3,104	$-	$5,555	$5,500	$410,952	$425,111
Former Chief Executive Officer	2011	$2,262	$5,445	$5,555	$17,875	$-	$31,137
& Chairman of the Board (1)	2010	$9,800	$5,445	$5,555	$17,875	$-	$38,675

Stephen P. Herbert	2012	$9,800	$-	$1,385	$7,563	$-	$18,748
Chief Executive Officer, President	2011	$2,262	$3,352	$1,385	$17,875	$-	$24,874
& Chairman of the Board	2010	$9,800	$3,352	$1,385	$17,875	$-	$32,412

David M. DeMedio	2012	$-	$-	$315	$17,875	$-	$18,190
Chief Financial Officer	2011	$-	$985	$315	$17,875	$-	$19,175
	2010	$9,800	$951	$315	$17,875	$-	$28,941

Cary Sagady	2012	$8,012	$-	$204	$7,800	$-	$16,016
Sr. VP Product Management &	2011	$1,708	$732	$204	$7,800	$-	$10,444
Network Solutions	2010	$8,073	$-	$124	$7,800	$-	$15,997

Michael Lawlor	2012	$7,193	$-	$204	$7,800	$-	$15,197
VP of Sales & Business	2011	$1,547	$732	$204	$7,800	$-	$10,283
Development	2010	$-	$-	$-	$-	$-	$-

(1)           Mr. Jensen resigned his employment with the Company on October 14, 2011.

Grants Of Plan-Based Awards Table

The table below summarizes the amounts of awards granted to our named executive officers and employees during the fiscal year ended June 30, 2012:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	Grant Date Fair Value of Stock and Option (3)
		Grant
Name		Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Awards ($)

George R. Jensen, Jr.	(2)	9/15/2011	-	-	-	45,000	225,000	337,500	-	$-
		9/27/2011	-	-	-	-	-	-	100,000	$171,000
Stephen P. Herbert		9/15/2011	-	-	-	24,000	120,000	180,000	-	$220,300
		9/27/2011	-	-	-	-	-	-	100,000	$171,000
		11/29/2011	30,000	50,000	75,000	-	-	-	-	$-
David M. DeMedio		9/15/2011	-	-	-	10,000	50,000	75,000	-	$91,792
		9/27/2011	-	-	-	-	-	-	25,000	$42,750
Cary Sagady			-	-	-	-	-	-	-	$-
Michael Lawlor		4/27/2012	-	-	-	-	-	-	20,000	$36,200

(1)
In November 2011, our Board of Directors approved the Amended and Restated Employment and Non-Competition Agreement between the Company and Stephen P Herbert. The Agreement provides for the payment to Mr. Herbert of a cash bonus of $30,000 if the Company would achieve all of the minimum threshold performance target goals under the Fiscal Year 2012 Executive Performance Plan, of $50,000 if the Company would achieve all of the target performance goals under the plan, and of $75,000 if the Company would achieve all of the maximum distinguished performance target goals under the plan.

(2)	Mr. Jensen resigned his employment with the Company on October 14, 2011.

(3)	Amount represents the grant date fair value determined in accordance with ASC 718.

Option Exercises And Stock Vested

The following table sets forth information regarding options exercised and shares of common stock acquired upon vesting by our named executive officers and employees during the fiscal year ended June 30, 2012:

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)
George R. Jensen, Jr. (1)	-	$-	141,667	$195,500
Stephen P. Herbert (2)	-	$-	154,534	$229,991
David M. DeMedio (3)	-	$-	56,750	$83,537
Cary Sagady	-	$-	-	$-
Michael Lawlor	-	$-	-	$-

(1)
Represents 50,000 shares valued at $1.71 per share that vested on September 27, 2011, and 91,667 shares valued at $1.20 per share that vested on October 14, 2011. Mr. Jensen resigned his employment with the Company on October 14, 2011.

(2)
Represents 33,333 shares valued at $1.71 per share that vested on September 27, 2011, 25,000 shares valued at $1.34 per share that vested on April 14, 2012 and 96,201 shares valued at $1.45 that vested on June 30, 2012.

(3)
Represents 8,333 shares valued at $1.71 per share that vested on September 27, 2011, 8,333 shares valued at $1.34 per share that vested on April 14, 2012 and 40,084 shares valued at $1.45 that vested on June 30, 2012.

Outstanding Equity Awards At Fiscal Year-End

The following table shows information regarding unexercised stock options and unvested equity awards granted to the executive officers as of the fiscal year ended June 30, 2012:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable		Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested($)
George R. Jensen, Jr. (5)	25,000	(1)	$7.50	6/29/2013	-		-

Stephen P. Herbert	6,000	(1)	$7.50	6/29/2013	25,000	(2)	$36,250
					66,667	(3)	$96,667

David M. DeMedio	2,333	(1)	$7.50	6/29/2013	8,333	(2)	$12,083
					16,667	(3)	$24,167

Cary Sagady	-		$-		-		-

Michael Lawlor	-		$-		20,000	(4)	$29,000

(1)           Options vested and became exercisable on June 30, 2008.

(2)
Reflects shares granted under amendments dated April 14, 2011, to employment agreements. Shares vest on April 14, 2013. The closing market price on June 30, 2012, or $1.45 per share, was used in the calculation of market value.

(3)
Reflects shares granted under amendments dated September 27, 2011, to employment agreements. Mr. Herbert’s shares vest as follows: 33,333 shares vest on September 27, 2012 and 33,334 shares vest on September 27, 2013. Mr. DeMedio’s shares vest as follows: 8,333 shares vest on September 27, 2012 and 8,334 shares vest on September 27, 2013. The closing market price on June 30, 2012, or $1.45 per share, was used in the calculation of market value.

(4)
Reflects shares granted under an amendment dated April 27, 2012, to an employment agreement. Mr. Lawlor’s shares vest as follows: 5,000 shares on September 30, 2012; 5,000 shares on December 31, 2012; 5,000 shares on March 31, 2013; and 5,000 shares on June 30, 2013. The closing market price on June 30, 2012, or $1.45 per share, was used in the calculation of market value.

(5)	Mr. Jensen resigned his employment with the Company on October 14, 2011.

Executive Employment Agreements

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

On November 30, 2011, the Company and Mr. Herbert entered into an Amended and Restated Employment and Non-Competition Agreement that replaced his prior employment agreement with the Company. The agreement provides for an initial term continuing through January 1, 2013, which is automatically renewed for consecutive one year periods unless terminated by either Mr. Herbert or the Company upon at least ninety days notice prior to the end of the initial term or any one year extension thereof. The agreement continues the existing compensation and fringe benefits received by Mr. Herbert under Section 2 of his prior employment agreement except that (i) his base salary is $341,227 which is equal to the base salary under his prior employment agreement plus an amount equal to the cost to the Company of the car allowance and supplemental disability insurance coverage provided to him under his prior employment agreement; (ii) the car allowance and supplemental disability insurance coverage that had been provided to him under his prior employment agreement have been discontinued; and (iii) he is eligible for a cash bonus as described in the next sentence. The agreement provides for the payment to Mr. Herbert of a cash bonus of $30,000 if the Company would achieve all of the minimum threshold performance target goals under the Fiscal Year 2012 Performance Share Plan, of $50,000 if the Company would achieve all of the target performance goals under the plan, and of $75,000 if the Company would achieve all of the maximum distinguished performance target goals under the plan.

The agreement requires Mr. Herbert to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of two years thereafter. The Company has agreed to pay the premiums for a term life insurance policy in the amount of $1,500,000 on the life of Mr. Herbert while he is employed by the Company. Mr. Herbert has the right to designate the beneficiary of the policy.

The agreement also provides that if Mr. Herbert would terminate his employment with the Company for good reason (as defined in the agreement), or if the Company would terminate his employment without cause (as defined in the agreement), or if the Company would provide Mr. Herbert with a notice of non-renewal of his employment agreement, then the Company would pay to him a lump sum equal to two times his base salary on or before the termination of his employment. The term good reason as defined in the agreement, includes: (A) a material breach of the terms of the agreement by the Company; (B) the assignment by the Company to Mr. Herbert of duties in any way materially inconsistent with his authorities, duties, or responsibilities, or a material reduction or alteration in the nature or status of his authority, duties, or responsibilities as the Chief Executive Officer of the Company; (C) the Company reduces Mr. Herbert’s annual base salary; or (D) a material reduction by the Company in the kind or level of employee benefits to which Mr. Herbert is entitled immediately prior to such reduction with the result that his overall benefit package is significantly reduced unless such failure to continue a plan, policy, practice or arrangement pertains to all plan participants generally. As a condition to Mr. Herbert receiving any payments or benefits upon the termination of his employment for good reason, Mr. Herbert shall have executed and delivered (and not revoked) a release of any and all claims, suits, or causes of action against the Company and its affiliates in form reasonably acceptable to the Company.

The agreement also provides that as a condition of the consummation of a USA Transaction (as defined in the agreement), the successor to the Company’s business or assets would agree to assume and perform Mr. Herbert’s employment agreement. If any such successor would not do so, Mr. Herbert’s employment would terminate on the date of consummation of the USA Transaction, and the Company would pay to Mr. Herbert a lump sum equal to two times his base salary on or before the termination of his employment.

David M. DeMedio

On April 12, 2005, Mr. DeMedio and the Company entered into an employment agreement pursuant to which he was employed as the Chief Financial Officer of the Company. The agreement requires Mr. DeMedio to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter. In the event that a USA Transaction (as defined in the agreement) shall occur, then Mr. DeMedio has the right to terminate his agreement upon 30 days notice to the Company.

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

Effective July 1, 2011, Mr. DeMedio’s annual base salary was increased to $220,000.

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

Cary Sagady

On July 2, 2008, the Company and Mr. Sagady entered into an employment agreement pursuant to which the Company continued to employ Mr. Sagady as a Senior Vice President, Product Development for a one-year term. Mr. Sagady’s employment with the Company shall automatically continue for consecutive one-year periods unless terminated by either party upon notice of at least 60 days prior to the end of each one-year extension. Effective January 1, 2011, Mr. Sagady’s base salary has been $192,500 per annum. In addition, Mr. Sagady is eligible to earn an annual discretionary bonus in the maximum amount of 60% of his annual base salary based upon his performance. Mr. Sagady is also entitled to be reimbursed by the Company for all reasonable expenses incurred by him in connection with his employment duties. Upon renewal of his employment agreement in April 2009, Mr. Sagady was issued an additional 5,000 shares of common stock that vested quarterly in fiscal year 2010. Mr. Sagady is also entitled to be covered by all standard fringe and employee benefits made available to other employees of the Company, including medical and dental insurance, paid vacation and holidays, a 401(k) plan and a long-term disability plan. The agreement requires Mr. Sagady to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter.

Michael Lawlor

On June 7, 2010, the Company and Mr. Lawlor entered into an employment agreement pursuant to which the Company employed Mr. Lawlor as a Senior Vice President, Sales and Business Development through June 30, 2011. The Company issued to Mr. Lawlor an incentive bonus of $10,000 upon the signing of his employment agreement and on the renewal of the agreement, on April 1, 2011, Mr. Lawlor was issued 10,000 shares of common stock. Mr. Lawlor’s employment with the Company shall automatically continue for consecutive one-year periods unless terminated by either party upon notice of at least 60 days prior to the end of each one-year extension. In addition, Mr. Lawlor is eligible to earn an annual discretionary bonus in the maximum amount of 100% of his annual base salary based upon his performance. Mr. Lawlor is also entitled to be reimbursed by the Company for all reasonable expenses incurred by him in connection with his employment duties. Mr. Lawlor is also entitled to be covered by all standard fringe and employee benefits made available to other employees of the Company, including medical and dental insurance, paid vacation and holidays, a 401(k) plan and a long-term disability plan. The agreement requires Mr. Lawlor to devote his full time and attention to the business and affairs of the Company, and obligates him not to engage in any investments or activities which would compete with the Company during the term of the agreement and for a period of one year thereafter.

On April 27, 2012, the Company and Mr. Lawlor entered into the first amendment to the employment agreement. The agreement extended the term of Mr. Lawlor’s employment with the Company from June 30, 2012 until June 30, 2013, and will automatically continue from year to year thereafter unless terminated as of the end of the original term or any such one year renewal period by the Company or Mr. Lawlor by at least 60-days notice. In connection with the amendment, Mr. Lawlor shall receive a base salary of $179,800 per year and an incentive bonus of 20,000 shares of common stock which vest as follows: 5,000 shares on September 30, 2012; 5,000 shares on December 31, 2012; 5,000 shares on March 31, 2013; and 5,000 shares on June 30, 2013.

George R. Jensen, Jr.

On September 24, 2009, Mr. Jensen, the Company’s former Chief Executive Officer, and the Company entered into an Amended and Restated Employment Agreement which replaced his prior employment agreement. The Agreement extended the term of Mr. Jensen’s employment with the Company from June 30, 2011 until September 30, 2012. Mr. Jensen was granted 30,000 shares of common stock under the 2008 Stock Incentive Plan which vested as follows: 10,000 on October 1, 2009; 10,000 on April 1, 2010; and 10,000 on September 30, 2010.

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

On April 14, 2011, the Company and Mr. Jensen entered into an amendment to the employment agreement. The amendment extended the term of Mr. Jensen’s employment with the Company from September 30, 2012 until June 30, 2014. In connection with the amendment, Mr. Jensen was issued 125,000 shares of common stock under the 2010 Stock Incentive Plan which vest as follows: 41,666 on April 14, 2011; 41,667 on April 14, 2012; and 41,667 on April 14, 2013.

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

On October 14, 2011, the Company and Mr. Jensen entered into a Separation Agreement and Release (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Jensen resigned as Chairman, Chief Executive Officer and as a Director of the Company, effective immediately. The Separation Agreement states that the Company shall provide Mr. Jensen with (i) a lump sum payment of $365,000 which is equal to one year’s base salary subject to applicable payroll and tax withholding; (ii) a lump sum payment of $17,875 which is equal to one year’s car allowance subject to applicable payroll and tax withholding; (iii) a lump sum payment of $28,077 which is attributable to Mr. Jensen’s unused vacation subject to applicable payroll and tax withholding; (iv) group medical and dental insurance coverage for one year at no cost to Mr. Jensen; (v) the 41,667 shares of the Company’s common stock which were awarded to Mr. Jensen in connection with the signing of an amendment to his employment agreement in April 2011 and which would not have otherwise vested until April 2012; and (vi) the 50,000 shares of the Company’s common stock which were awarded to Mr. Jensen in connection with the signing of his amended and restated employment agreement in September 2011 and which would not have otherwise vested until September 2012. The Separation Agreement provides that the confidentiality and restrictive covenant provisions of Mr. Jensen’s September 2011 amended and restated employment agreement and the Jensen Stock Agreement shall remain in full force and effect in accordance with their terms. Except for the payments and benefits provided in the Seperation Agreement, Mr. Jensen is not entitled to any further payments or benefits from the Company including any payments, awards or benefits provided for under his employment agreement. Mr. Jensen has released the Company and certain other parties from and against any and all claims he may have, subject to any rights to indemnification or coverage which he may have under any existing insurance policies of the Company, the bylaws of the Company, or the existing indemnification agreement between him and the Company. Mr. Jensen has also agreed to certain standstill provisions for a three year period.

Potential Payments Upon Termination Or Change Of Control

As described above, each of the employment agreements of our executive officers include provisions for the payment and/or the provision of benefits to the executives upon termination of employment under certain conditions or if a successor to the Company’s business or assets does not agree to assume and perform his employment agreement as a condition to the consummation of a USA Transaction.

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

If Mr. Herbert’s employment had been terminated as of June 30, 2012 (when the closing price per share was $1.45) (i) by him for good reason, or (ii) by the Company without cause, or (iii) if a successor to the Company’s business or assets had not agreed to assume and perform his employment agreement as a condition to the consummation of a USA Transaction, then Mr. Herbert would have been entitled to receive: (a) a cash bonus in the amount of $50,000 as if USA had achieved all of the target performance goals under the 2012 Performance Share Plan during the fiscal year; (b) an aggregate cash payment of twice his annual base salary or $682,454; and (c) an aggregate of 91,667 shares previously issued to him under his employment agreement, which would become automatically vested as of the date of termination, with a value of $132,917.

As described above, if Mr. DeMedio’s employment with the Company would be terminated by the Company without cause, the Company would pay health insurance premiums for a one year period following termination in the aggregate amount of $16,824. The aforesaid premium amount is based on an estimated monthly premium of $1,402.

Compensation Committee Interlocks And Insider Participation

During the fiscal year 2012, Jack Price, Steven Barnhart and Peter Michel served at various times as members of the Compensation Committee of our board of directors. No member of the Compensation Committee was an employee or former employee of our Company or any of our subsidiaries, or had any relationship with us requiring disclosure herein.

During the 2012 fiscal year, none of our executive officers served as: (i) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee; (ii) a director of another entity, one of whose executive officers served on our Compensation Committee; or (iii) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director on our board of directors.

Compensation Of Directors

Members of the Board of Directors receive cash and equity compensation for serving on the board of directors, as determined from time to time by the Compensation Committee with subsequent approval thereof by the board of directors.

Director Compensation Table

The table below summarizes the compensation earned or paid in cash by the Company to non-employee Directors during the fiscal year ended June 30, 2012.

Name	Fees Earned or Paid in Cash($)(3)	Stock Awards ($)(4)	Total($)
Deborah G. Arnold (1)	$10,833	$9,400	$20,233
Steven D. Barnhart	$75,000	$-	$75,000
Joel Brooks	$30,000	$-	$30,000
Steve G. Illes (1)	$8,333	$3,133	$11,466
Douglas M. Lurio	$20,000	$-	$20,000
Albin F. Moschner	$3,333	$-	$3,333
Frank A. Petito, III (1)	$10,833	$9,400	$20,233
Jack E. Price	$50,000	$-	$50,000
Bradley M. Tirpak (2)	$22,500	$-	$22,500

(1)           Appointed as a Director effective February 3, 2012.

(2)           Resigned as a Director effective March 2, 2012.

(3)           During fiscal year ended June, 30, 2012, and included in the above table, we paid the following fees during the fiscal year:

●
Director: each of Messrs. Barnhart, Brooks, Lurio and Price received $20,000. Mr. Tirpak received $15,000. Messrs. Illes and Petito, and Ms. Arnold each received $8,333. Mr. Moschner received $3,333, which he elected to receive in Common Stock and was issued 2,299 shares.

●	Lead Independent Director: Mr. Barnhart received $25,000. Mr. Barnhart elected to receive this in Common Stock and was issued 19,175 shares.

●	Audit Committee: each of Messrs. Barnhart, Brooks and Price received $10,000.

●	Compensation Committee: each of Messrs. Barnhart and Price received $10,000. Mr. Petito received $2,500.

●	Nominating Committee: each of Messrs. Barnhart and Price received $10,000. Mr. Tirpak received $7,500 and Ms. Arnold received $2,500.

(4)
Amounts represent the aggregate fair value of Common Stock granted to the members of our Board of Directors during the year ended June 30, 2012. No stock options were granted to the members of our Board of Directors during the year ended June 30, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Common Stock

The following table sets forth, as of June 30, 2012, the beneficial ownership of the common stock of each of the Company’s directors and executive officers, the other employees named in the summary compensation table set forth above, as well as by the Company’s directors and executive officers as a group. Except as set forth below, the Company is not aware of any beneficial owner of more than five percent of the common stock. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable:

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned(2)		Percent of Class
Deborah G. Arnold	10,000	(3)	*
9704 Clos du Lac Circle
Loomis, CA 95630
Steven D. Barnhart	151,362	(4)	*
1143 N. Sheridan Road
Lake Forest, IL 60045
Joel Brooks	35,000	(5)	*
303 George Street, Suite 140
New Brunswick, New Jersey 08901
David M. DeMedio	108,484	(6)	*
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355
Stephen P. Herbert	350,608	(7)	1.07%
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355
Steve G. Illes	708,946	(8)	2.17%
1926 Roadrunner Avenue
Thousand Oaks, CA 91320
Michael Lawlor	35,552	(9)	*
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355
Douglas M. Lurio	76,904	(10)	*
2005 Market Street, Suite 3120
Philadelphia, Pennsylvania 19103
Albin F. Moschner	407,100	(11)	1.24%
660 Northcroft Court
Lake Forest, Illinois 60045
Frank A. Petito, III	20,000	(12)	*
1111 Elmwood Avenue
Wilmette, IL 60091
Jack E. Price	10,000	(13)	*
12942 NE 24th Street
Bellevue, WA 98005
Cary Sagady	5,050		*
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355
S.A.V.E. Partners, IV, LLC	2,550,609	(14)	7.80%
500 West Putnam Avenue, Suite 400
Greenwich, Connecticut 06830
All Directors and Executive Officers	1,878,404		5.71%
As a Group (10 persons)

*           Less than one percent (1%)

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities. Shares of Common Stock issuable upon conversion of the Series A Preferred Stock, or shares of Common Stock issuable upon exercise of warrants and options currently exercisable, or exercisable within 60 days of June 30, 2012, are deemed to be beneficially owned for purposes hereof.

(2)	The percentage of common stock beneficially owned is based on 32,687,890 shares outstanding as of June 30, 2012.

(3)
Includes 10,000 shares issued to Ms. Arnold as a non-employee director of the Company as of April 1, 2012 which vest or vested as follows: 3,333 shares on April 1, 2012, 3,333 shares on April 1, 2013 and 3,334 shares on April 1, 2014.

(4)
Includes 32,538 shares underlying common stock warrants. Includes 10,000 shares issued to Mr. Barnhart as a non-employee director of the Company as of June 30, 2011 which vest or vested as follows: 3,333 shares on June 30, 2011, 3,333 shares on June 30, 2012 and 3,334 shares on June 30, 2013.

(5)
Includes 10,000 shares issued to Mr. Brooks as a non-employee director of the Company as of June 30, 2011 which vest or vested as follows: 3,333 shares on June 30, 2011, 3,333 shares on June 30, 2012 and 3,334 shares on June 30, 2013.

(6)
Includes 2,333 shares underlying stock options. Includes 25,000 shares of common stock issued to Mr. DeMedio on April 14, 2011 which vest or vested as follows: 8,333 on April 14, 2011; 8,333 on April 14, 2012; and 8,334 on April 14, 2013, and 25,000 shares of common stock issued as of September 27, 2011 which vest or vested as follows: 8,333 on September 27, 2011; 8,333 on September 27, 2012; and 8,334 on September 27, 2013.

(7)
Includes 32,010 shares of common stock beneficially owned by Mr. Herbert’s child, 27,440 shares of common stock beneficially owned by his spouse and 6,000 shares underlying vested stock options. Includes 75,000 shares of common stock issued to Mr. Herbert on April 14, 2011 which vest or vested as follows: 25,000 on April 14, 2011; 25,000 on April 14, 2012; and 25,000 on April 14, 2013, and 100,000 shares of common stock issued as of September 27, 2011 which vest or vested as follows: 33,333 on September 27, 2011; 33,333 on September 27, 2012; and 33,334 on September 27, 2013.

(8)
Includes 10,000 shares issued to Mr. Illes as a non-employee director of the Company as of April 1, 2012 which vest or vested as follows: 3,333 shares on April 1, 2012, 3,333 shares on April 1, 2013 and 3,334 shares on April 1, 2014. Includes 126 shares underlying Series A Convertible Preferred Stock, and 34,420 shares of common stock underlying common stock warrants.

(9)
Includes 20,000 shares issued to Mr. Lawlor in connection with the First Amendment to his Employment and Non-Competition Agreement dated as of April 27, 2012, which vest as follows: 5,000 on September 30, 2012; 5,000 on December 31, 2012; 5,000 on March 31, 2013; and 5,000 on June 30, 2013.

(10)
Includes 3,000 shares underlying stock options. Includes 10,000 shares issued to Mr. Lurio as a non-employee director of the Company as of June 30, 2011 which vest or vested as follows: 3,333 shares on June 30, 2011, 3,333 shares on June 30, 2012 and 3,334 shares on June 30, 2013.

(11)	Includes 132,100 shares underlying common stock warrants.

(12)
Includes 10,000 shares issued to Mr. Petito as a non-employee director of the Company as of April 1, 2012 which vest or vested as follows: 3,333 shares on April 1, 2012, 3,333 shares on April 1, 2013 and 3,334 shares on April 1, 2014.

(13)
Includes 10,000 shares issued to Mr. Price as a non-employee director of the Company as of June 30, 2011 which vest or vested as follows: 3,333 shares on June 30, 2011, 3,333 shares on June 30, 2012 and 3,334 shares on June 30, 2013.

(14)
Based upon an amended Schedule 13D filed with the Securities and Exchange Commission on June 8, 2012, S.A.V.E. Partners, IV, LLC (“SAVE”) is a limited liability company, the managing member of which is Locke Partners I LLC, a limited liability company (“Locke”). Each of Bradley M. Tirpak and Craig W. Thomas are co-managing members of Locke and, by virtue of their relationship with Locke, share the power to vote and dispose of the shares beneficially owned by SAVE.

Preferred Stock

There were no shares of preferred stock that were beneficially owned as of June 30, 2012 by the Company’s directors, executive officers, or the other employees named in the Summary Compensation Table set forth above.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the fiscal year ended June 30, 2012, the Company incurred professional fees of approximately $744,000 in connection with legal services rendered to the Company by Lurio & Associates, P.C., a law firm of which Douglas M. Lurio, a Director during the 2012 fiscal year, is President. Of such amount of professional fees, approximately $236,000 was attributable to issues arising from the proxy contest and related litigation, and approximately $103,000 was attributable to issues arising from the Audit Committee’s investigation and the resignation of our former CEO.

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

DIRECTOR INDEPENDENCE

The Board of Directors has determined that Deborah G. Arnold, Steven D. Barnhart, Joel Brooks, Albin F. Moschner, Frank A. Petito, III, Jack E. Price, William J. Reilly, Jr., and William J. Schoch, which members constitute a majority of the currently serving Board of Directors, are independent in accordance with the applicable listing standards of The NASDAQ Stock Market, Inc.

The Board of Directors has a standing Audit Committee, Nominating Committee, and Compensation Committee.

The Audit Committee of the Board of Directors presently consists of Mr. Brooks (Chairman), Mr. Barnhart, Mr. Price and Mr. Reilly. The Audit Committee recommends the engagement of the Company’s independent accountants and is primarily responsible for approving the services performed by the Company’s independent accountants, for reviewing and evaluating the Company’s accounting principles, reviewing the independence of independent auditors, and reviewing the adequacy and effectiveness of the Company’s internal controls. The Audit Committee operates pursuant to a charter that was last amended and restated by the Board of Directors on April 11, 2006, a copy of which is accessible on the Company’s website, www.usatech.com.

The Compensation Committee of the Board of Directors presently consists of Mr. Price (Chairman), Mr. Barnhart, Mr. Moschner and Mr. Petito. The Board of Directors has determined that each of the current members of the Compensation Committee is independent in accordance with the applicable listing standards of The Nasdaq Stock Market, LLC. The Committee reviews and recommends compensation and compensation changes for the executive officers of the Company and administers the Company’s stock option and restricted stock grant plans. The Compensation Committee operates pursuant to a charter that was adopted by the Board in September 2007, a copy of which is accessible on the Company’s website, www.usatech.com.

The Nominating Committee of the Board of Directors presently consists of Ms. Arnold (Chairman), Mr. Barnhart, Mr. Price, Mr. Reilly and Mr. Schoch. The Board of Directors has determined that each of the current members of the Nominating Committee is independent in accordance with the applicable listing standards of The Nasdaq Stock Market, LLC. The Committee recommends to the entire Board of Directors for selection any nominees for director. The Nominating Committee operates pursuant to a charter that was adopted by the Board of Directors on November 3, 2009, a copy of which is accessible on the Company’s website, www.usatech.com.

Item 14. Principal Accounting Fees and Services.

AUDIT AND NON-AUDIT FEES

During the fiscal year ended June 30, 2012 and 2011, fees in connection with services rendered by McGladrey LLP were as set forth below:

	Fiscal	Fiscal
	2012	2011
Audit Fees	$197,500	$190,000
Audit-Related Fees	20,500	24,000
Tax Fees	-	5,100
All Other Fees	-	-
Total	$218,000	$219,100

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company filed January 26, 2004 (Incorporated by reference to Exhibit 3.1.19 to Form 10-QSB filed on February 12, 2004).

3.1.1	First Amendment to Amended and Restated Articles of Incorporation of the Company filed on March 17, 2005 (Incorporated by reference to Exhibit 3.1.1 to Form S-1 Registration Statement No. 333-124078).

3.1.2
Second Amendment to Amended and Restated Articles of Incorporation of the Company filed on December 13, 2005 (Incorporated by reference to Exhibit 3.1.2 to Form S-1 Registration Statement No. 333-130992).

3.1.3	Third Amendment to Amended and Restated Articles of Incorporation of the Company filed on July 25, 2007. (Incorporated by reference to Exhibit 3.1.3 to Form 10-K filed September 23, 2008).

3.1.4	Fourth Amendment to Amended and Restated Articles of Incorporation of the Company filed on March 6, 2008. (Incorporated by reference to Exhibit 3.1.4 to Form 10-K filed September 23, 2008).

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3(ii) to Form10-Q/A filed on February 22, 2010).

4.1	Form of Warrant No. SAC-001 issued to S.A.C. Capital Associates, LLC (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 15, 2007).

4.2	Registration Rights Agreement between the Company and S.A.C. Capital Associates, LLC dated March 14, 2007 (Incorporated by reference to Exhibit 4.3 to Form 8-K filed on March 15, 2007).

4.3	Warrant No.CR-001 dated March 16, 2011 in favor of Cranshire Capital, L.P. (Incorporated by reference to Exhibit 4.1 of Form S-1 filed March 31, 2011).

4.4	Warrant No.CR-002 dated March 16, 2011 in favor of Freestone Advantage Partners, LP (Incorporated by reference to Exhibit 4.2 of Form S-1 filed March 31, 2011).

4.5	Warrant No.CR-003 dated March 16, 2011 in favor of Iroquois Master Fund Ltd. (Incorporated by reference to Exhibit 4.3 of Form S-1 filed March 31, 2011).

4.6	Warrant No.CR-004 dated March 16, 2011 in favor of Kingsbrook Opportunities Master Fund LP (Incorporated by reference to Exhibit 4.4 of Form S-1 filed March 31, 2011).

4.7	Warrant No.CR-005 dated March 16, 2011 in favor of Hudson Bay Master Fund Ltd. (Incorporated by reference to Exhibit 4.5 of Form S-1 filed March 31, 2011).

4.8	Warrant No.CR-006 dated March 16, 2011 in favor of Cowen Overseas Investment LP (Incorporated by reference to Exhibit 4.6 of Form S-1 filed March 31, 2011).

4.9	Warrant No.CR-007 dated March 16, 2011 in favor of Ramius Select Equity Fund LP (Incorporated by reference to Exhibit 4.7 of Form S-1 filed March 31, 2011).

4.10	Warrant No.CRA-001 dated March 17, 2011 in favor of Chardan Capital Markets, LLC (Incorporated by reference to Exhibit 4.8 of Form S-1 filed March 31, 2011).

4.11	Warrant No.CRA-002 dated March 17, 2011 in favor of Jonathan Schechter (Incorporated by reference to Exhibit 4.9 of Form S-1 filed March 31, 2011).

4.12	Warrant No.CRA-003 dated March 17, 2011 in favor of Joseph Reda (Incorporated by reference to Exhibit 4.10 of Form S-1 filed March 31, 2011).

4.13	Warrant No.CRA-004 dated March 17, 2011 in favor of Adam Selkin (Incorporated by reference to Exhibit 4.11 of Form S-1 filed March 31, 2011).

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

10.3
Amendment to Office Space Lease dated as of April 1, 2005 by and between the Company and Deerfield Corporate Center Associates, LP. (Incorporated by reference to Exhibit 10.19.1 to Form S-1 Registration Statement No. 333-124078).

10.4	Employment and Non-Competition Agreement between the Company and David M. DeMedio dated April 12, 2005 (Incorporated by reference to Exhibit 10.22 to Form S-1 Registration Statement No. 333-124078).

10.5	First Amendment to Employment and Non-Competition Agreement between the Company and David M. DeMedio dated May 11, 2006 (Incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 15, 2006).

10.6	Option Certificate (No. 200) dated April 12, 2005 in favor of David M. DeMedio (Incorporated by reference to Exhibit 10.23 to Form S-1 Registration Statement No. 333-124078).

10.7	Option Certificate (No. 201) dated May 11, 2006 in favor of George R. Jensen, Jr. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.8	Option Certificate (No. 202) dated May 11, 2006 in favor of Stephen P. Herbert. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.9	Option Certificate (No. 203) dated May 11, 2006 in favor of David M. DeMedio. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.10	Option Certificate (No. 206) dated April 21, 2006 in favor of Steven Katz. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.11	Option Certificate (No. 207) dated April 21, 2006 in favor of Douglas M. Lurio. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.12	Option Certificate (No. 208) dated April 21, 2006 in favor of Albert Passner. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.13	Option Certificate (No. 209) dated July 20, 2006 in favor of Stephen W. McHugh. (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 28, 2006).

10.14	USA Technologies, Inc. 2010 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form S-8 filed April 14, 2011).

10.15	USA Technologies, Inc. 2011 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form S-8 filed October 28, 2011).

10.16**	USA Technologies, Inc. 2012 Stock Incentive Plan.

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

10.19
Third Amendment to Agreement of Lease between BMR-Spring Mill Drive, LP as landlord, and the Company, as tenant, dated October 10, 2011. (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on February 8, 2012).

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

10.23
Third Amendment to Employment and Non-Competition Agreement between the Company and David M. DeMedio dated September 22, 2008. (Incorporated by reference to Exhibit 10.29 to Form 10-K filed September 24, 2008).

10.24
Amended and Restated Employment and Non-Competition Agreement between the Company and George R. Jensen, Jr., dated September 27, 2011. (Incorporated by reference to Exhibit 10.23 to Form 10-K filed September 27, 2011).

10.25	Separation Agreement and Release between the Company and George R. Jensen, Jr., dated October 14, 2011 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed October 17, 2011).

10.26
Amended and Restated Employment and Non-Competition Agreement between the Company and Stephen P. Herbert dated September 24, 2009. (Incorporated by reference to Exhibit 10.31 to Form 10-K filed September 25, 2009).

10.27	Securities Purchase Agreement dated March 14, 2011 between the Company and each of the Buyers (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 14, 2011).

10.28
Promotional Agreement between the Company and Visa U.S.A. Inc., dated October 12, 2011 (Portions of this exhibit were redacted pursuant to a confidential treatment request) (Incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No.4 to Form S-1 Registration Statement No. 333-165516).

10.29	Letter from the Company to David M. DeMedio dated September 24, 2009. (Incorporated by reference to Exhibit 10.32 to Form 10-K filed September 25, 2009).

10.30
Settlement Agreement dated February 4, 2010 by and among USA Technologies, Inc., Shareholder Advocates For Value Enhancement, Bradley M. Tirpak, Craig W. Thomas, and certain other parties (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 5, 2010).

10.31
Second Settlement Agreement dated May 19, 2011 by and among USA Technologies, Inc., Shareholder Advocates For Value Enhancement, Bradley M. Tirpak, Craig W. Thomas, Peter A. Michel and certain other parties (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on June 1, 2011).

10.32
Third Settlement Agreement dated March 2, 2012 by and among USA Technologies, Inc., Shareholder Advocates For Value Enhancement, Bradley M. Tirpak, Craig W. Thomas and certain other parties (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on March 5, 2012).

10.33
Settlement and Release Agreement dated as of August 16, 2012 by and among USA Technologies, Inc., Shareholder Advocates For Value Enhancement, Bradley M. Tirpak, Craig W. Thomas and certain other parties (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on August 16, 2012).

10.34	Jensen Stock Agreement between the Company and George R. Jensen, Jr., dated September 27, 2011. (Incorporated by reference to Exhibit 10.29 to Form 10-K filed September 27, 2011).

10.35
Second Amendment to Employment and Non-Competition Agreement dated September 27, 2011 between the Company and Stephen P. Herbert. (Incorporated by reference to Exhibit 10.30 to Form 10-K filed September 27, 2011).

10.36
Amended and Restated Employment and Non-Competition Agreement between the Company and Stephen P. Herbert dated November 30, 2011. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2011).

10.37
Fifth Amendment to Employment and Non-Competition Agreement dated as of July 1, 2011 between the Company and David M. DeMedio. (Incorporated by reference to Exhibit 10.31 to Form 10-K filed September 27, 2011).

10.38
Sixth Amendment to Employment and Non-Competition Agreement dated September 27, 2011 between the Company and David M. DeMedio. (Incorporated by reference to Exhibit 10.32 to Form 10-K filed September 27, 2011).

10.39
Second Amendment to Office Space Lease dated as of November 17, 2010 by and between the Company and Liberty Malvern, LP. (Incorporated by reference to Exhibit 10.2 to Form 10-Q filed on January 20, 2011).

10.40**	Loan and Security Agreement between the Company and Avidbank Corporate Finance, a division of Avidbank, dated as of June 21, 2012.

10.41**	Intellectual Property Security Agreement between the Company and Avidbank Corporate Finance, a division of Avidbank, dated as of June 21, 2012.

21	List of significant subsidiaries of the Company (Incorporated by reference to Exhibit 21 to Form S-1 filed on March 16, 2010).

23.1**	Consent of McGladrey LLP, Independent Registered Public Accounting Firm.

31.1**	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2**	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** Filed herewith

Item 15(a).

SCHEDULE II

USA TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2012, 2011, AND 2010

			Deductions
			uncollectible
	Balance at	Additions	receivables	Balance
	beginning	charged to	written off, net	at end
ACCOUNTS RECEIVABLE	of period	earnings	of recoveries	of period
June 30, 2012	$113,000	$(46,000)	$42,000	$25,000
June 30, 2011	$41,000	$92,000	$20,000	$113,000
June 30, 2010	$42,000	$(1,000)	$-	$41,000

	Balance at	Additions	Deductions,	Balance
	beginning	charged to	Shrinkage and	at end
INVENTORY	of period	earnings	obsolescence	of period
June 30, 2012	$628,000	$136,000	$52,000	$712,000
June 30, 2011	$741,000	$11,000	$124,000	$628,000
June 30, 2010	$596,000	$171,000	$26,000	$741,000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA TECHNOLOGIES, INC.

By: /s/ Stephen P. Herbert
Stephen P. Herbert, Chairman
and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Stephen P. Herbert	Chairman of the Board of Directors	September 25, 2012
Stephen P. Herbert	and Chief Executive Officer
(Principal Executive Officer)

/s/ David M. DeMedio	Chief Financial Officer (Principal	September 25, 2012
David M. DeMedio	Accounting Officer)

/s/ Deborah G. Arnold	Director	September 25, 2012
Deborah G. Arnold

/s/ Steven D. Barnhart	Director	September 25, 2012
Steven D. Barnhart

/s/ Joel Brooks	Director	September 25, 2012
Joel Brooks

/s/ Albin F. Moschner	Director	September 25, 2012
Albin F. Moschner

/s/ Frank A. Petito, III	Director	September 25, 2012
Frank A. Petito, III

/s/ Jack Price	Director	September 25, 2012
Jack Price

/s/ William J. Reilly, Jr.	Director	September 25, 2012
William J. Reilly, Jr.

/s/ William J. Schoch	Director	September 25, 2012
William J. Schoch