Form 10-Q
period 2012-09-30
USA TECHNOLOGIES INC
filed 2012-11-13
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012, there were 32,951,742 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.
Consolidated Balance Sheets

	September 30,	June 30,
	2012	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,203,703	$6,426,645
Accounts receivable, less allowance for uncollectible accounts of $19,000 and $25,000, respectively	2,366,750	2,441,941
Finance receivables	139,039	206,649
Inventory	1,185,917	2,511,748
Prepaid expenses and other current assets	603,893	555,823
Total current assets	10,499,302	12,142,806

Finance receivables, less current portion	$372,977	$336,198
Property and equipment, net	13,037,458	11,800,108
Intangibles, net	1,010,853	1,196,453
Goodwill	7,663,208	7,663,208
Other assets	81,247	80,884
Total assets	$32,665,045	$33,219,657

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,020,991	$6,136,443
Accrued expenses	1,933,093	3,342,456
Line of credit	1,337,779	-
Current obligations under long-term debt	483,934	466,056
Total current liabilities	9,775,797	9,944,955

Long-term liabilities:
Long-term debt, less current portion	210,642	262,274
Accrued expenses, less current portion	384,158	426,241
Deferred tax liabilities	19,520	12,599
Warrant liabilities, non-current	455,433	918,566
Total long-term liabilities	1,069,753	1,619,680
Total liabilities	10,845,550	11,564,635

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000 Series A convertible preferred- Authorized shares- 900,000 Issued and outstanding shares- 442,968 (liquidation preference of $15,693,778 and $15,361,552, respectively)	3,138,056	3,138,056
Common stock, no par value: Authorized shares- 640,000,000 Issued and outstanding shares- 32,741,732 and 32,510,069, respectively	220,638,660	220,513,327
Accumulated deficit	(201,957,221)	(201,996,361)

Total shareholders’ equity	21,819,495	21,655,022

Total liabilities and shareholders’ equity	$32,665,045	$33,219,657

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended
	September 30,
	2012	2011

Revenues:
License and transaction fees	$6,906,356	$5,419,663
Equipment sales	1,483,921	1,286,085
Total revenues	8,390,277	6,705,748

Cost of services	4,192,360	3,761,577
Cost of equipment	1,053,636	895,135
Gross profit	3,144,281	2,049,036

Operating expenses:
Selling, general and administrative	3,215,125	3,468,070
Depreciation and amortization	343,388	403,232
Total operating expenses	3,558,513	3,871,302
Operating loss	(414,232)	(1,822,266)

Other income (expense):
Interest income	20,166	17,867
Interest expense	(23,006)	(11,164)
Change in fair value of warrant liabilities	463,133	1,736,609
Total other income (expense), net	460,293	1,743,312

Income (loss) before provision for income taxes	46,061	(78,954)
Provision for income taxes	(6,921)	-
Net income (loss)	39,140	(78,954)
Cumulative preferred dividends	(332,226)	(332,226)
Loss applicable to common shares	$(293,086)	$(411,180)
Loss per common share (basic and diluted)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding (basic and diluted)	32,518,230	32,288,638

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance, June 30, 2012	442,968	$3,138,056	32,510,069	$220,513,327	$(201,996,361)	$21,655,022

Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2010 Stock Incentive Plan			500	15,644		15,644
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2011 Stock Incentive Plan			59,165	64,689		64,689
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2012 Stock Incentive Plan			171,998	45,000		45,000
Net income	-	-	-	-	39,140	39,140

Balance, September 30, 2012	442,968	$3,138,056	32,741,732	$220,638,660	$(201,957,221)	$21,819,495

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$39,140	$(78,954)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Charges incurred in connection with the vesting and issuance of common stock for employee and director compensation	125,333	240,453
Charges reduced for change in fair value of warrants	(463,133)	(1,736,609)
Depreciation, $676,218 and $418,493, respectively, of which is allocated to cost of services	834,006	563,125
Amortization	185,600	258,600
Bad debt recoveries, net	(6,129)	(22,056)
Provision for deferred tax liability	6,921	-
Changes in operating assets and liabilities:
Accounts receivable	81,320	187,501
Finance receivables	30,831	(43,791)
Inventory	1,331,390	160,798
Prepaid expenses and other assets	79,629	48,339
Accounts payable	(115,452)	(656,552)
Accrued expenses	(1,451,446)	582,357

Net cash provided by (used in) operating activities	678,010	(496,789)

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,525)	(60,348)
Purchase of property for rental program, net	(2,075,390)	(1,234,608)

Net cash used in investing activities	(2,076,915)	(1,294,956)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	10,010
Proceeds from line of credit	1,337,779	-
Repayment of long-term debt	(161,816)	(109,839)

Net cash provided by (used in) financing activities	1,175,963	(99,829)

Net decrease in cash and cash equivalents	(222,942)	(1,891,574)
Cash and cash equivalents at beginning of year	6,426,645	12,991,511
Cash and cash equivalents at end of period	$6,203,703	$11,099,937

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,150	$11,708
Equipment and software acquired under capital lease	$-	$495,955
Prepaid insurance financed with debt	$128,062	$90,372
Disposal of property and equipment	$-	$20,407
Reclass of rental program property to inventory	$5,559	$-

See accompanying notes.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.  ACCOUNTING POLICIES

Business

USA Technologies, Inc. (the “Company”, “We” or “Our”), incorporated in the Commonwealth of Pennsylvania in January 1992, provides wireless networking, cashless transactions, asset monitoring and other value-added services principally to the small ticket unattended retail markets. Our ePort® technology can be installed and/or embedded into everyday devices such as vending machines, kiosks, and our eSuds™ technology can be installed in for washer and dryers. Our associated network service, ePort Connect®, is a comprehensive service that provides wireless connectivity that facilitates electronic payment options as well as telemetry and machine-to-machine (“M2M”) services, including the ability to remotely monitor, control and report on the results of distributed assets containing our electronic payment solutions. In addition, the Company provides energy management products, such as its VendingMiser® and CoolerMiser™, which reduce energy consumption in vending machines and coolers.

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. The balance sheet at June 30, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company has incurred losses from its inception through June 30, 2012; the Company had net income of $39,140 for the fiscal quarter ended September 30, 2012. Although the Company anticipates nearing profitability during the 2013 fiscal year, profitability is not assured. The Company’s ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and the available capital resources. Until the Company’s products and services can generate sufficient annual revenues, the Company will be required to use its cash and cash equivalents on hand, and its line of credit; and may be required to raise equity capital to meet its cash flow requirements.

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

At September 30, 2012 and June 30, 2012, none of the cash and cash equivalents of the Company was payable to our customers. Included in accounts receivable are amounts for transactions processed with our card processers for which cash has not been received by the Company and included in accounts payable are amounts for transactions processed with our card processers and due to our customers, which are recorded net of fees due to the Company. Generally, contractual terms require us to remit amounts owed to our customers on a weekly basis.

Finance Receivables

The Company offers extended payment terms to certain customers for equipment sales under its Quick Start Program. Notes receivable or Quick Start leases are generally for a 36 or 60 month term. Finance receivables are carried at their contractual amount and charged off against the allowance for credit losses when management determines that recovery is unlikely and the Company ceases collection efforts. The Company recognizes a portion of the note or lease payments as interest income in the accompanying consolidated financial statements based on the effective interest rate method.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.  ACCOUNTING POLICIES (CONTINUED)

Accounting for Equity Awards

In accordance with ASC 718, the cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award and allocated over the vesting period of the award.

Income Taxes

A provision for income taxes of $6,921 (all deferred income taxes) was recorded for the three months ended September 30, 2012. The provision for income taxes is not a function of nor related to the income before provision for income taxes of $46,061 for the period because the Company has significant operating loss carryforwards that are available to negate any taxable income that would create current liabilities for income taxes. The provision for income taxes relates to the amortization of indefinite life intangible assets and goodwill that are being amortized for income tax purposes but not for financial reporting purposes giving rise to basis differences in such assets between financial and income tax reporting.

The Company has substantial operating loss carryforwards and other items that create net deferred tax assets that have been offset by a valuation allowance as the realization of the deferred tax assets is not likely, principally due to a lack of earnings history. The deferred tax liabilities related to the amortization of the indefinite life assets are not subject to offset against deferred tax assets with finite lives. As of September 30, 2012 and June 30, 2012, deferred tax liabilities of $19,520 and $12,599, respectively, were recorded for the potential future state and federal income tax effects for these basis differences.

No provision for income taxes was recorded for the three months ended September 30, 2011.

Loss Per Common Share

Basic earnings per share are calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the year plus the effect of potential common shares unless such effect is anti-dilutive. No exercise of stock options, stock purchase warrants, or the conversion of preferred stock or cumulative preferred dividends was assumed because the result would be anti-dilutive.

2. FINANCE RECEIVABLES

Finance Receivables consist of the following:

	September 30,	June 30,
	2012	2012
	(unaudited)
Total finance receivables	$512,016	$542,847
Less current portion	139,039	206,649
Non-current portion of finance receivables	$372,977	$336,198

As of September 30, 2012 and June 30, 2012, there was no allowance for credit losses of finance receivables. As the Company collects monthly payments of the receivables from the customers’ transaction funds the risk of loss was determined to be remote.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. FINANCE RECEIVABLES (CONTINUED)

Credit Quality Indicators
As of September 30, 2012

Credit risk profile based on payment activity:

Leases

Performing	$512,016
Nonperforming	-
Total	$512,016

Age Analysis of Past Due Finance Receivables
As of September 30, 2012

	31 – 60	61 – 90	Greater than			Total
	Days Past	Days Past	90 Days	Total Past		Finance
	Due	Due	Past Due	Due	Current	Receivables

Leases	$-	$2,300	$-	$2,300	$509,716	$512,016
Total	$-	$2,300	$-	$2,300	$509,716	$512,016

3. ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	June 30,
	2012	2012
	(unaudited)
Accrued compensation and related sales commissions	$437,264	$767,926
Accrued professional fees	226,048	482,664
Accrued taxes and filing fees	642,751	663,078
Advanced customer billings	334,264	311,767
Accrued proxy contest and litigation costs	121,530	992,520
Accrued rent	265,363	278,862
Accrued other	290,031	271,880
	$2,317,251	$3,768,697

4. LINE OF CREDIT

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

4. LINE OF CREDIT (CONTINUED)

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

At September 30, 2012, the balance due on the Line of Credit was $1,337,779 and the Company satisfied all covenants contained in the Loan Documents.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the fair value hierarchy described in Note 2, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of September 30, 2012 and June 30, 2012:

September 30, 2012	Level 1	Level 2	Level 3	Total

Cash equivalents	$158,092	$-	$-	$158,092
Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$455,299	$455,299
Common stock warrant liability, warrants exercisable at $5.90 through September 14, 2013	$-	$-	$134	$134

June 30, 2012	Level 1	Level 2	Level 3	Total

Cash equivalents	$141,107	$-	$-	$141,107
Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$917,440	$917,440
Common stock warrant liability, warrants exercisable at $5.90 through September 14, 2013	$-	$-	$1,126	$1,126

USA Technologies, Inc.
Notes to Consolidated Financial Statements

5. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

As of September 30, 2012 and June 30, 2012, the fair values of the Company’s Level 1 financial instruments were $158,092 and $141,107, respectively. These financial instruments consist of cash equivalents, including certificates of deposit and money market accounts. As of September 30, 2012 and June 30, 2012, the Company held no Level 2 financial instruments.

As of September 30, 2012 and June 30, 2012, the fair values of the Company’s Level 3 financial instruments totaled $455,433 and $918,566, respectively. The Level 3 financial instruments consist of common stock warrants issued by the Company in March 2011 and March 2007, which include features requiring liability treatment of the warrants. The fair value of warrants issued in March 2011 to purchase 3.9 million shares of the Company’s common stock is based on valuations performed by an independent third party valuation firm. The fair value was determined using proprietary valuation models using the quality of the underlying securities of the warrants, restrictions on the warrants and security underlying the warrants, time restrictions and precedent sale transactions completed in the secondary market or in other private transactions. As of September 30, 2012, the fair value of warrants issued in March 2007 to purchase 903,955 shares of the Company’s common stock was estimated by the Company to be $134 using the Black-Scholes with the following assumptions: dividend yield of 0%, expected stock price volatility of 0.68, risk free interest rate of 0.17%, and an expected life of one year. There were no transfers of assets or liabilities between level 1, level 2, or level 3 during the periods ending September 30, 2012 and June 30, 2012.

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the three months ended September 30, 2012 and 2011:

	Three months ended
	September 30,
	2012	2011
	(unaudited)	(unaudited)
Balance, Beginning of period	$(918,566)	$(2,732,253)
Purchase, sales, issuance, settlements, or transfers	-	-
Gain due to change in fair value of warrant liabilities, net	463,133	1,736,609
Ending balance	$(455,433)	$(995,644)

6. COMMON STOCK AND COMMON STOCK WARRANTS

Under the 2010 Stock Incentive Plan, the Company recorded stock compensation expense of $15,644 and issued 500 shares of Common stock during the three months ended September 30, 2012. $9,792 of the expense related to the vesting of shares under employment agreements entered into with its executive officers in April 2011; and $5,852 of expenses related to vesting and issuance of shares to an employee and Directors of the Company granted in June 2011 and March 2012.

In July 2012, the Board of Directors accepted the recommendation of the Compensation Committee that each of the three non-employee Directors who joined the Board after March 31, 2012 receive a stock award of 10,000 shares of Common Stock. Under the 2011 Stock Incentive Plan 30,000 shares of Common Stock were awarded with a grant date fair value of $1.45 per share, and vest as follows: 9,999 on August 10, 2012; 9,999 on August 10, 2013; and, 10,002 on August 10, 2014. The Company recorded stock compensation expense of $64,689 and issued 59,165 shares of Common stock during the three months ended September 30, 2012. $26,719 of the expense related to the vesting of shares under employment agreements entered into with its executive officers in September 2011, and 41,666 shares of Common Stock vested under these grants on September 27, 2012. $18,124 of expenses related to vesting of shares granted to Directors of the Company in July 2012; 9,999 shares of Common Stock vested under this grant in August 2012. $19,846 of expenses related to vesting of shares granted to employees in April 2012; 7,500 shares of Common Stock vested under these grants in September 2012.

Under the 2012 Stock Incentive Plan, the Company recorded stock compensation expense of $45,000 and issued 171,998 shares of Common stock during the three months ended September 30, 2012. All of the expense and 35,713 shares of Common Stock were issued to Company Directors in lieu of cash payment for compensation for services to the Company in the three months ended September 30, 2012. The other 136,285 shares of Common Stock were issued to its executive officers under the Fiscal Year 2012 Performance Share Plan (the “2012 Plan”) after the filing of the Company’s form 10-K on September 26, 2012.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

6. COMMON STOCK AND COMMON STOCK WARRANTS (CONTINUED)

On September 5, 2012, at the recommendation of the Compensation Committee, the board of directors adopted the Fiscal Year 2013 Performance Share Plan (the “2013 Plan”) covering the Company’s executive officers. Under the 2013 Plan, each executive officer would be awarded common stock in the event the Company achieves certain performance goals during the fiscal year ending June 30, 2013. The metrics under the 2013 Plan as well as the relative weightings of these metrics are identical to those originally set forth in the 2012 Plan. No awards would be made under the 2013 Plan if either (i) none of the minimum, threshold performance target goals has been achieved, or (ii) if operating earnings for the 2013 fiscal year are not equal or better than those during the 2012 fiscal year.

If all of the target goals are achieved under the 2013 Plan, the executive officers would be awarded shares having the following value: Mr. Herbert – $275,000; and Mr. DeMedio – $100,000. If all of the minimum, threshold performance target goals are achieved, the executive officers would be awarded shares having the following value: Mr. Herbert – $75,000; and Mr. DeMedio – $25,000. If all of the maximum, distinguished performance target goals are achieved, the executive officers would be awarded shares having the following value: Mr. Herbert – $550,000; and Mr. DeMedio – $200,000. If the actual results for the fiscal year are less than the target goals (but greater than the minimum, threshold performance target goals), each executive would be awarded a lesser pro rata number of shares from the target goal, and if actual results are greater than the maximum, distinguished goals, each executive would be awarded a greater pro rata number of shares over the maximum distinguished goal.

As of September 30, 2012 and for the three months then ended the Company recorded a liability and expense of $43,868.

In the same quarter a year ago for the 2012 Plan, the Company recorded a liability and expense of $47,582.

Warrants to purchase up to 291,432 shares of Common Stock, issued in conjunction with the 2009 Rights Offering, exercisable at $2.20 per share expired unexercised on August 6, 2012.

During the three months ended September 30, 2011, the Company recorded stock compensation expense of $240,453 and issued 92,666 shares of Common stock. $66,094 and $156,749 of the expense related to the vesting of shares under employment agreements entered into with its executive officers in April and September 2011, respectively; and $17,610 of expenses related to vesting and issuance of shares to employees and Directors of the Company granted in June 2011.

7. SUBSEQUENT EVENT

On October 9, 2012, USA Technologies, Inc. (the “Company”) and Visa U.S.A. Inc. (the “Network”), entered into a First Amendment (the “First Amendment”) to the agreement that had been previously entered into between them on October 12, 2011 (the “Agreement”). Pursuant to the First Amendment, the original one-year term of the Agreement has been extended until October 31, 2013, and will automatically renew for an additional year, or until October 31, 2014, unless either party would provide at least 60-days prior notice of non-renewal.

As previously reported, pursuant to regulations that were promulgated pursuant to the Durbin Amendment to the Dodd Frank Wall Street Reform And Consumer Protection Act of 2010, the interchange fees for small ticket debit card transactions increased effective October 1, 2011. Pursuant to the Agreement, the Network has agreed to make available to the Company reduced interchange fees for debit card transactions. These reduced interchange fees will allow the Company to continue to accept the Network’s debit card products during the term of the Agreement, as amended, without adversely impacting the Company’s historical gross profit from license and transaction fee revenues. During the term of the Agreement, as amended, the Company does not anticipate accepting any debit cards with interchange fees that are higher than the rates provided under the Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected, include, for example:

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

RESULTS OF OPERATIONS

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Results for the fiscal quarter ended September 30, 2012 continued to demonstrate significant growth and improvements in the Company’s operations. Highlights of year over year improvements include:

●	Total revenue up 25%;
●	Recurring license and transaction fee revenue up 27%; and
●	Gross profit dollars up 53%.

Revenues for the quarter ended September 30, 2012 were $8,390,277, consisting of $6,906,356 of license and transactions fees and $1,483,921 of equipment sales, compared to $6,705,748 for the quarter ended September 30, 2011, consisting of $5,419,663 of license and transaction fees and $1,286,085 of equipment sales. The increase in total revenue of $1,684,529, or 25%, was primarily due to an increase in license and transaction fees of $1,486,693, or 27%, and an increase in equipment sales of $197,836 or 15%, from the same period in the prior year.

The growing ePort Connect service base of connections drove the 27% increase in license and transaction fee revenue. Revenue from license and transaction fees, which is fueled primarily by monthly ePort Connect® service fees and transaction processing fees, grew to approximately $6.9 million for the first quarter of fiscal 2013 from $5.4 million for the same period a year ago. These recurring revenues represented 82% and 81% of total revenue for the first quarter of fiscal 2013 and 2012, respectively.
License and transaction fee highlights for the quarter ended September 30, 2012 included:

●	Margin improvement of approximately 8 percentage points to 39% gross margins for the first quarter fiscal 2013 compared to 31% a year ago.
●	Increases in the number of small-ticket, credit/debit transactions and dollars handled in the first quarter of 16% and 19%, respectively, compared to the same period a year ago; and,
●	64% growth in ePort Connect customers from the prior year first quarter, including 425 new customers in the fiscal 2013 first quarter, for 3,725 customers at September 30, 2012.

The increase in license and transaction fees was due to the growth in ePort Connect service fees and transaction dollar volume from the increased number of ePort® units connected to our ePort Connect service. As of September 30, 2012, the Company had approximately 174,000 connections to the ePort Connect service (including approximately 15,000 non-USAT, third party devices) as compared to approximately 129,000 connections to the ePort Connect service (including approximately 15,000 non-USAT, third party devices) as of September 30, 2011. During the quarters ended September 30, 2012 and 2011, the Company added approximately 10,000 net connections to our network. JumpStart units represented approximately 80% and 60% of connections added during the first quarters of the 2013 and 2012 fiscal years, respectively.

Compared to a quarter a year ago, overall net connections to the ePort Connect service remained flat at 10,000 connections quarter over quarter, due to fewer kiosk-related connections (that utilize the ePort SDK) and third party hardware connections during the September 30, 2012 quarter compared to the September 30, 2011 quarter.

Pursuant to its agreements with customers, the Company in addition to ePort Connect service fees earns transaction processing fees equal to a percentage of the dollar volume processed by the Company, which are included as licensing and transaction processing revenues in its Consolidated Statements of Operations. During the quarter ended September 30, 2012, the Company processed approximately 29 million transactions totaling approximately $50 million compared to approximately 25 million transactions totaling approximately $42 million during the quarter ended September 30, 2011, an increase of approximately 16% in the number of transactions and approximately 19% in the value of transactions processed.

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

In addition, our customer base increased with approximately 425 new ePort Connect customers added during the quarter ended September 30, 2012 bringing the total number of such customers to approximately 3,725 as of September 30, 2012. The Company added approximately 300 new customers in the quarter ended September 30, 2011. By comparison, the Company had approximately 2,275 customers as of September 30, 2011, representing a 64% increase during the past twelve months.

The $197,836 increase in equipment sales was mainly a result of an increase of approximately $423,000 in ePort product sales, offset by a decrease of approximately $219,000 in Energy products. The $423,000 increase in ePort products was directly attributable selling more units during the quarter ended September 30, 2012 than during the quarter ended September 20, 2011, as well as a greater level of activation fees on connections in the quarter compared to the prior year. The $219,000 decrease in Energy products is directly attributable selling fewer units during the quarter ended September 30, 2012 than during the quarter ended September 30, 2011.

Cost of sales consisted of cost of services for network and transaction fee related costs of $4,192,360 and $3,761,577 and equipment costs of  $1,053,636 and $895,135, for the quarters ended September 30, 2012 and 2011, respectively. The increase in total cost of sales of $589,284 was due to an increase in cost of services of $430,783 and an increase in equipment costs of $158,501. The increase in cost of services was predominantly related to increases in units connected to the network and increases in transaction processing volume. The increase in equipment costs is directly attributable to selling more units during the quarter ended September 30, 2012 than during the quarter ended September 30, 2011.

Gross profit (“GP”) for the quarter ended September 30, 2012 was $3,144,281 compared to GP of $2,049,036 for the previous corresponding quarter, an increase of $1,095,245, of which $1,055,910 represents increases attributable to license and transaction fees and $39,335 equipment sales GP. Overall margins increased from 31% to 37% due to license and transaction fees margins having increased from 31% to 39% offset by equipment sales margins having decreased from 30% to 29%. License and transaction fee margins increased due to improved efficiencies stemming from recent partnership agreements and a larger ePort Connect service base. The Company was anticipating margins on license and transaction fees to be slightly in excess of 40%, however a credit issued to customer during the quarter caused the margin to fall below 40%. The decrease in equipment sales margins was mainly due to increased costs associated with inventory and warranty reserves in the quarter ended September 30, 2012.

Selling, general and administrative (“SG&A”) expenses of $3,215,125 for the quarter ended September 30, 2012, decreased by $252,945, or 7%, from the same quarter in the prior fiscal year. Included in the $3.2 million of SG&A expenses during the quarter ended September 30, 2012 were approximately $328,000 in charges related to the proxy contest, related litigation and settlement.

Outside of the proxy contest and litigation expenses, SG&A expenses decreased approximately $581,000 in the first quarter as compared to the same quarter in the fiscal 2012. This decrease in expenses is due primarily to $180,000 decrease in employee compensation and benefit costs, mostly associated with the resignation of the Company's former CEO in October 2011, $160,000 of sales tax expenses in the quarter ended September 30, 2011, which we did not have in the current period and other net decreases of $241,000.

The quarter ended September 30, 2012 resulted in net income of $39,140 compared to a net loss of $78,954 for the quarter ended September 30, 2011, an improvement of $118,094 from the prior corresponding fiscal quarter. For the fiscal quarters ended September 30, 2012 and 2011, the loss per common share was $0.01.

For the quarter ended September 30, 2012, the Company had a positive Adjusted EBITDA of $730,707 that includes approximately $328,000 of proxy related expenses. Reconciliation of net income (loss) to Adjusted EBITDA for the quarters ended September 30, 2012 and 2011 is as follows:

	Three months ended
	September 30,
	2012	2011
Net income (loss)	$39,140	$(78,954)

Less interest income	(20,166)	(17,867)

Plus interest expense	23,006	11,164

Plus income tax expense	6,921	-

Plus depreciation expense	834,006	563,125

Plus amortization expense	185,600	258,600

Less change in fair value of warrant liabilities	(463,133)	(1,736,609)

Plus stock-based compensation	125,333	240,453

Adjusted EBITDA	$730,707	$(760,088)

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

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended September 30, 2012, net cash provided by operating activities was $678,010 as result of net income of $39,140, which included non-cash charges of $682,598, offset by $43,728 net cash used by the change in operating assets and liabilities. The most significant non-cash charges during the quarter were of depreciation and amortization of assets, and charges for the vesting and issuance of common stock for employee and director compensation, offset by the reduction in fair value of warrant liabilities. The cash used for the $43,728 change in the Company’s operating assets and liabilities was primarily the result of decreases of $1,451,446 in accrued expenses and $115,452 in accounts payable, offset by decreases in inventory, receivables and other assets of $1,331,390, $112,151, and $79,629, respectively.

During the quarter ended September 30, 2012, the Company used $2,076,915 for investing activities of which $2,075,390 related to the purchase of equipment for the JumpStart Program. The Company obtained net cash of $1,175,963 through financing activities, $1,337,779 of which are proceeds from the Line of Credit and $161,816 related to repayment of debt.

The Company has incurred losses since inception. Our accumulated deficit through September 30, 2012 is composed of cumulative losses amounting to approximately $199,120,000, preferred dividends converted to common stock of approximately $2,690,000, and charges incurred for the open-market purchases of preferred stock of approximately $150,000. The Company has historically raised capital through equity offerings in order to fund operations.

As a result of the continued growth in connections to our ePort Connect service, recurring revenue from license and transaction fees increased from $5,419,663 for the three months ended September 30, 2011 to $6,906,356 for the three months ended September 30, 2012, an increase of 27%. In addition, total GP dollars and GP margins have increased from $2,049,036 and 31% for the three months ended September 30, 2011 to $3,144,281 and 37% for the three months ended September 30, 2012, an increase of 53% in GP dollars and a six-point improvement in margins. Our average monthly cash GP during the three months ended September 30, 2012, excluding non-cash depreciation expense included in cost of sales during the quarter of approximately $676,000, approximates $1,273,000 and is expected to increase in the next fiscal quarter due to recognizing recurring revenue on units shipped during the quarter ended September 30, 2012.

Our average monthly SG&A expenses during the three months ended September 30, 2012 were approximately $1,072,000. This includes charges during the quarter of approximately $328,000 related to the proxy contest matter, and other non-cash net charges of approximately $119,000. Excluding these charges, our average monthly cash-based SG&A expenses during the three months ended September 30, 2012 was approximately $923,000.

The excess of cash-based GP over the cash-based SG&A expenses described above resulted in positive Adjusted EBITDA during the quarter of $730,707 (see table above). The Company reports Adjusted EBITDA to reflect the liquidity of operations and a measure of operational cash flow. Adjusted EBITDA excludes significant non-cash charges such as depreciation, amortization of intangibles, fair value warrant liability changes and stock-based compensation from net income. We believe that, provided there are no unusual or unanticipated material non-operational expenses, achieving positive Adjusted EBITDA is sustainable predominately because the current connection base is driving the necessary level of recurring revenue from license and transaction fees and associated gross profits, and as our connection base increases, we believe Adjusted EBITDA will continue to grow as well.

During the remaining 2013 fiscal year, and provided there are no unanticipated or unusual non-operational expenses, the Company anticipates utilizing substantial cash resources in connection with ePort units expected to be used in the JumpStart Program. In the event we incur any unanticipated or unusual non-operational expenses during the remaining 2013 fiscal year, the Company may reduce the ePort units used in the JumpStart Program, thereby also reducing or eliminating the cash used for the program. During the quarter ended September 30, 2012, the Company funded approximately 80% of its new connections through JumpStart. The Company anticipates using the JumpStart Program for approximately 55% to 60% of its anticipated connections in fiscal 2013 as a result of the potential diversification from the kiosk market, where many customers only require our ePort SDK or our newly introduced Quick Connect Web service.

Provided there are no unanticipated or unusual non-operational expenses during the remainder of the 2013 fiscal year, we believe we are adequately positioned to fund and grow the business including the JumpStart Program. The Company has three sources of cash available to fund and grow the business: (1) cash on hand of $6,203,703 at September 30, 2012; (2) the anticipated growing level of Adjusted EBITDA which indicates the business has the potential to generate cash; and (3) the availability of the line of credit with Avidbank that was established in July 2012. Although the line initially has an availability of approximately $1.5 million, the Company anticipates that the availability would increase as our business and relationship with Avidbank grows, provided we continue to satisfy the various affirmative and negative covenants set forth in the loan agreement.

Therefore, based upon the above assumptions, the Company believes its existing cash and cash equivalents as of September 30, 2012, would provide sufficient funds through at least July 1, 2013 in order to meet its cash requirements, including payment of its accrued expenses and payables, cash resources anticipated to be utilized for the JumpStart program and other anticipated capital expenditures, and the repayment of long-term debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2012. Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 (b) Changes in internal control over financial reporting.

There have been no changes during the quarter ended September 30, 2012 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information.

Item 3. Defaults Upon Senior Securities.

There were no defaults on any senior securities. However, on August 1, 2012 an additional $332,226 of dividends were accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of September 30, 2012 are $11,264,098. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

PART IV

Item 15. Exhibits

Exhibit Number	Description

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date: November 13, 2012	/s/ Stephen P. Herbert
Stephen P. Herbert,
Chief Executive Officer

Date: November 13, 2012	/s/ David M. DeMedio
David M. DeMedio
Chief Financial Officer