Form 10-Q
period 2012-12-31
USA TECHNOLOGIES INC
filed 2013-02-13
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 1, 2013, there were 33,046,186 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.
Consolidated Balance Sheets

	December 31,	June 30,
	2012	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,046,346	$6,426,645
Accounts receivable, less allowance for uncollectible accounts of $34,000 and
$25,000, respectively	1,156,404	2,441,941
Finance receivables	110,363	206,649
Inventory	2,439,280	2,511,748
Prepaid expenses and other current assets	680,274	555,823
Total current assets	9,432,667	12,142,806

Finance receivables, less current portion	$407,782	$336,198
Property and equipment, net	14,647,943	11,800,108
Intangibles, net	825,253	1,196,453
Goodwill	7,663,208	7,663,208
Other assets	92,606	80,884

Total assets	$33,069,459	$33,219,657

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,447,583	$6,136,443
Accrued expenses	1,791,887	3,342,456
Line of credit	1,000,000	-
Current obligations under long-term debt	396,809	466,056
Total current liabilities	9,636,279	9,944,955

Long-term liabilities:
Long-term debt, less current portion	158,862	262,274
Accrued expenses, less current portion	408,000	426,241
Deferred tax liabilities	26,422	12,599
Warrant liabilities, non-current	859,068	918,566
Total long-term liabilities	1,452,352	1,619,680

Total liabilities	11,088,631	11,564,635

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000 Series A convertible preferred- Authorized shares- 900,000 Issued and outstanding shares- 442,968 (liquidation preference of $15,693,778 and $15,361,552, respectively)	3,138,056	3,138,056
Common stock, no par value: Authorized shares- 640,000,000 Issued and outstanding shares- 32,721,421 and 32,510,069, respectively	220,646,236	220,513,327
Accumulated deficit	(201,803,464)	(201,996,361)

Total shareholders’ equity	21,980,828	21,655,022

Total liabilities and shareholders’ equity	$33,069,459	$33,219,657

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011

Revenues:
License and transaction fees	$7,403,241	$5,583,464	$14,309,598	$11,003,127
Equipment sales	1,481,080	1,298,134	2,965,001	2,584,219
Total revenues	8,884,321	6,881,598	17,274,599	13,587,346

Cost of services	4,363,212	3,983,251	8,555,572	7,744,828
Cost of equipment	920,928	959,891	1,974,564	1,855,027
Gross profit	3,600,181	1,938,456	6,744,463	3,987,491

Operating expenses:
Selling, general and administrative	2,699,675	3,531,081	5,914,800	6,999,150
Depreciation and amortization	332,856	344,409	676,245	747,641
Total operating expenses	3,032,531	3,875,490	6,591,045	7,746,791
Operating income (loss)	567,650	(1,937,034)	153,418	(3,759,300)

Other income (expense):
Interest income	21,661	13,286	41,827	31,154
Interest expense	(25,016)	(49,072)	(48,023)	(60,236)
Change in fair value of warrant liabilities	(403,635)	151,759	59,498	1,888,368
Total other income (expense), net	(406,990)	115,973	53,302	1,859,286

Income (loss) before provision for income taxes	160,660	(1,821,061)	206,720	(1,900,014)
Provision for income taxes	(6,902)	-	(13,823)	-
Net income (loss)	153,758	(1,821,061)	192,897	(1,900,014)
Cumulative preferred dividends	-	-	(332,226)	(332,226)
Net income (loss) applicable to common shares	$153,758	$(1,821,061)	$(139,329)	$(2,232,240)
Net earnings (loss) per common share - basic	$0.00	$(0.06)	$0.00	$(0.07)

Weighted average number of common shares outstanding	32,734,394	32,448,040	32,626,312	32,368,339
Net earnings (loss) per common share - diluted	$0.00	$(0.06)	$0.00	$(0.07)
Diluted weighted average number of common shares outstanding	33,468,336	32,448,040	32,626,312	32,368,339

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance, June 30, 2012	442,968	$3,138,056	32,510,069	$220,513,327	$(201,996,361)	$21,655,022

Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2010 Stock Incentive Plan			11,941	49,984		49,984
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2011 Stock Incentive Plan			78,711	111,695		111,695
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2012 Stock Incentive Plan			171,998	58,545		58,545
Retirement of common stock			(51,298)	(87,315)		(87,315)
Net income	-	-	-	-	192,897	192,897

Balance, December 31, 2012	442,968	$3,138,056	32,721,421	$220,646,236	$(201,803,464)	$21,980,828

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2012	2011	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$153,758	$(1,821,061)	$192,897	$(1,900,014)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Charges incurred in connection with the vesting and issuance
of common stock for employee and director compensation	94,891	187,044	220,224	427,497
Change in fair value of warrant liabilities	403,635	(151,759)	(59,498)	(1,888,368)
Depreciation	904,580	552,990	1,738,586	1,116,115
Gain on disposal of property and equipment	(3,600)	(12,003)	(3,600)	(12,003)
Amortization	185,600	258,600	371,200	517,200
Bad debt expense (recoveries), net	15,187	(19,512)	9,058	(41,568)
Provision for deferred tax liability	6,902	-	13,823	-
Changes in operating assets and liabilities:
Accounts receivable	1,195,158	(154,980)	1,276,479	32,520
Finance receivables	(6,129)	9,679	24,702	(34,112)
Inventory	(1,249,295)	(832,088)	82,095	(671,290)
Prepaid expenses and other assets	(87,740)	(186,210)	(8,111)	(137,871)
Accounts payable	426,592	(665,491)	311,140	(1,322,043)
Accrued expenses	(117,364)	307,694	(1,568,810)	890,051

Net cash provided by (used in) operating activities	1,922,175	(2,527,097)	2,600,185	(3,023,886)

INVESTING ACTIVITIES:
Purchase of property and equipment	(48,753)	(313,597)	(50,278)	(373,945)
Purchase of property for rental program	(2,466,780)	(821,386)	(4,542,170)	(2,055,994)

Net cash used in investing activities	(2,515,533)	(1,134,983)	(4,592,448)	(2,429,939)

FINANCING ACTIVITIES:
Net proceeds from the issuance (retirement) of common
stock and exercise of common stock warrants	(87,315)	(12,041)	(87,315)	(2,031)
Proceeds from (repayments of) line of credit	(337,779)	-	1,000,000	-
Repayment of long-term debt	(138,905)	(95,435)	(300,721)	(205,274)

Net cash provided by (used in) financing activities	(563,999)	(107,476)	611,964	(207,305)

Net decrease in cash and cash equivalents	(1,157,357)	(3,769,556)	(1,380,299)	(5,661,130)
Cash and cash equivalents at beginning of period	6,203,703	11,099,937	6,426,645	12,991,511
Cash and cash equivalents at end of period	$5,046,346	$7,330,381	$5,046,346	$7,330,381

Supplemental disclosures of cash flow information:
Cash paid for interest	$25,519	$5,092	$51,669	$16,800
Equipment and software acquired under capital lease	$-	$-	$-	$495,955
Prepaid insurance financed with debt	$-	$-	$128,062	$90,372
Disposal of property and equipment	$-	$75,045	$-	$54,638
Reclass of rental program property to inventory	$4,068	$-	$9,627	$-
Depreciation expense allocated to cost of sales	$757,323	$467,181	$1,433,541	$885,674

See accompanying notes.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.  ACCOUNTING POLICIES

Business

USA Technologies, Inc. (the “Company”, “We” or “Our”), incorporated in the Commonwealth of Pennsylvania in January 1992, provides wireless networking, cashless transactions, asset monitoring and other value-added services principally to the small ticket unattended retail markets. Our ePort® technology, including the NFC-ready ePort® G8, can be installed and/or embedded into everyday devices such as vending machines, kiosks, and our eSuds™ technology can be installed in for washer and dryers. USA Technologies also provides other cashless acceptance technologies including its ePort Mobile™ for customers on the go, and QuickConnect™, an API Web service for developers. Our associated network service, ePort Connect®, is a PCI-compliant, comprehensive service that facilitates electronic payment options as well as telemetry and machine-to-machine (“M2M”) services, including wireless connectivity, all elements of payment processing, customer service and the ability to remotely monitor, control and report on the results of distributed assets containing our electronic payment solutions. In addition, the Company provides energy management products, such as its VendingMiser® and CoolerMiser™, which reduce energy consumption in vending machines and coolers.

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three and six-month periods ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. The balance sheet at June 30, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

While strategies to drive growth have resulted in net income of $153,758 and $192,897 for the three and six-month periods ended December 31, 2012, the Company had incurred losses from its inception through June 30, 2012. Although the Company anticipates nearing profitability for the full 2013 fiscal year, profitability is not assured. The impact on profitability of future changes to the fair value of our warrant liabilities, which is subject to secondary market conditions, is not reasonably predictable. The Company’s ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and the available capital resources. Until the Company’s products and services can generate sufficient annual cash flows, the Company will be required to use its cash and cash equivalents on hand, its line of credit, and may be required to raise equity capital to meet its cash flow requirements.

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

At December 31, 2012 and June 30, 2012, none of the cash and cash equivalents of the Company was payable to our customers. Included in accounts receivable are amounts for transactions processed with our card processers for which cash has not been received by the Company and included in accounts payable are amounts for transactions processed with our card processers and due to our customers, which are recorded net of fees due to the Company. Generally, contractual terms require us to remit amounts owed to our customers on a weekly basis.

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

Income Taxes

A provision for income taxes of $6,902 and $13,823 (all deferred income taxes) was recorded for the three and six months ended December 31, 2012. The provision for income taxes is not a function of nor related to the income before provision for income taxes of $160,660 and $206,720 for the three and six-month periods, respectively, because the Company has significant operating loss carryforwards that are available to negate any taxable income that would create current liabilities for income taxes. The provision for income taxes relates to the amortization of indefinite life intangible assets and goodwill that are being amortized for income tax purposes but not for financial reporting purposes giving rise to basis differences in such assets between financial and income tax reporting.

The Company has substantial operating loss carryforwards and other items that create net deferred tax assets that have been offset by a valuation allowance as the realization of the deferred tax assets is not likely, principally due to a lack of earnings history. The deferred tax liabilities related to the amortization of the indefinite life assets are not subject to offset against deferred tax assets with finite lives. As of December 31, 2012 and June 30, 2012, deferred tax liabilities of $26,422 and $12,599, respectively, were recorded for the potential future state and federal income tax effects for these basis differences.

There was no provision for income taxes for the three and six months ended December 31, 2011.

Income (Loss) Per Common Share

Basic earnings per share are calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the year plus the effect of potential common shares unless such effect is anti-dilutive.

2. FINANCE RECEIVABLES

Finance Receivables consist of the following:

	December 31,	June 30,
	2012	2012
	(unaudited)
Total finance receivables	$518,145	$542,847
Less current portion	110,363	206,649
Non-current portion of finance receivables	$407,782	$336,198

As of December 31, 2012 and June 30, 2012, there was no allowance for credit losses of finance receivables. As the Company collects monthly payments of the receivables from the customers’ transaction funds the risk of loss was determined to be remote.

Credit Quality Indicators
As of December 31, 2012

Credit risk profile based on payment activity:
Leases

Performing	$518,145
Nonperforming	-
Total	$518,145

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. FINANCE RECEIVABLES (CONTINUED)

Age Analysis of Past Due Finance Receivables
As of December 31, 2012

	31 – 60	61 – 90	Greater than			Total
	Days Past	Days Past	90 Days	Total Past		Finance
	Due	Due	Past Due	Due	Current	Receivables

Leases	$1,032	$654	$-	$1,686	$516,459	$518,145
Total	$1,032	$654	$-	$1,686	$516,459	$518,145

3. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	June 30,
	2012	2012
	(unaudited)
Accrued compensation and related sales commissions	$585,183	$767,926
Accrued professional fees	194,436	482,664
Accrued taxes and filing fees	567,764	663,078
Advanced customer billings	335,936	311,767
Accrued proxy contest and litigation costs	-	992,520
Accrued rent	249,707	278,862
Accrued other	266,861	271,880
	$2,199,887	$3,768,697

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

The Loan Documents provide that the aggregate amount of advances under the Line of Credit shall not exceed the lesser of (i) $3.0 million, or (ii) 75% of eligible accounts receivable as defined in the Loan Documents plus 80% of the prior two months transaction processing revenues and networking service fees as defined in the Loan Documents, provided that the amounts advanced on account of such processing revenues and service fees shall not exceed $2,000,000 without the Bank’s prior consent, after the amendment entered into on January 2, 2013 (See Note 8. Subsequent Event).

The outstanding balance of the amounts advanced under the Line of Credit will bear interest at 2% above the prime rate as published in The Wall Street Journal or 5% whichever is higher. Interest is payable by the Company to the Bank on a monthly basis, provided, that the minimum interest payable by the Company to the Bank with respect to each six-month period shall be $20,000.

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

At December 31 2012, the balance due on the Line of Credit was $1,000,000 and the Company satisfied all covenants contained in the Loan Documents. See additional information about the Line of Credit in Note 8, “Subsequent Events”.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the fair value hierarchy described in Note 2, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of December 31, 2012 and June 30, 2012:

December 31, 2012 (unaudited)	Level 1	Level 2	Level 3	Total

Cash equivalents	$175,304	$-	$-	$175,304
Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$858,925	$858,925
Common stock warrant liability, warrants exercisable at $5.90 through September 14, 2013	$-	$-	$143	$143

June 30, 2012	Level 1	Level 2	Level 3	Total

Cash equivalents	$141,107	$-	$-	$141,107
Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$917,440	$917,440
Common stock warrant liability, warrants exercisable at $5.90 through September 14, 2013	$-	$-	$1,126	$1,126

As of December 31, 2012 and June 30, 2012, the fair values of the Company’s Level 1 financial instruments were $175,304 and $141,107, respectively. These financial instruments consist of cash equivalents, including money market accounts. As of December 31, 2012 and June 30, 2012, the Company held no Level 2 financial instruments.

As of December 31, 2012 and June 30, 2012, the fair values of the Company’s Level 3 financial instruments totaled $859,068 and $918,566, respectively. The Level 3 financial instruments consist of common stock warrants issued by the Company in March 2011 and March 2007, which include features requiring liability treatment of the warrants. The fair value of warrants issued in March 2011 to purchase 3.9 million shares of the Company’s common stock is based on valuations performed by an independent third party valuation firm. The fair value was determined using proprietary valuation models using the quality of the underlying securities of the warrants, restrictions on the warrants and security underlying the warrants, time restrictions and precedent sale transactions completed in the secondary market or in other private transactions. As of December 31, 2012, the fair value of warrants issued in March 2007 to purchase 903,955 shares of the Company’s common stock was estimated by the Company to be $143 using the Black-Scholes with the following assumptions: dividend yield of 0%, expected stock price volatility of 0.66, risk free interest rate of 0.11%, and an expected life of nine months. There were no transfers of assets or liabilities between level 1, level 2, or level 3 during the periods ended December 31, 2012 and June 30, 2012.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

5. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the six months ended December 31, 2012 and 2011:

	Six months ended
	December 31,
	2012	2011
	(unaudited)	(unaudited)
Balance, Beginning of period	$918,566	$2,732,253
Purchase, sales, issuance, settlements, or transfers
Gain due to change in fair value of warrant liabilities, net	(59,498)	(1,888,368)
Balance, End of period	$859,068	$843,885

6. COMMON STOCK AND COMMON STOCK WARRANTS

Under the 2010 Stock Incentive Plan, the Company recorded stock compensation expense of $34,340 and $49,984 and issued 11,441 and 11,941 shares of Common stock during the three and six months ended December 31, 2012. The fiscal year to date expenses for the vesting of shares of Common Stock as of December 31, 2012 related to the following: $19,583 for shares granted under employment agreements entered into with its executive officers in April 2011; $9,947 for shares granted to Directors of the Company in June 2011 and March 2012; $19,038 for shares issued to Company Directors in lieu of cash payment; and $1,416 for shares granted to an employee.

In July 2012, the Board of Directors accepted the recommendation of the Compensation Committee that each of the three non-employee Directors who joined the Board after March 31, 2012 receive a stock award of 10,000 shares of Common Stock. Under the 2011 Stock Incentive Plan (the “2011 Plan”) 30,000 shares of Common Stock were awarded with a grant date fair value of $1.45 per share, and vest as follows: 9,999 on August 10, 2012; 9,999 on August 10, 2013; and, 10,002 on August 10, 2014. Under the 2011 Plan the Company recorded stock compensation expense of $47,006 and $111,695 and issued 19,546 and 78,711 shares of Common stock during the three and six months ended December 31, 2012, respectively. The fiscal year to date expenses for the vesting of shares of Common Stock as of December 31, 2012 related to the following: $35,625 for shares granted under employment agreements entered into with its executive officers in September 2011; $31,549 of expenses related to vesting of shares granted to employees in April 2012; $23,561 of expenses related to vesting of shares granted to Directors of the Company in July 2012; and $20,960 for shares issued to Company Directors in lieu of cash payment.

In October 2012, the Company granted up to 60,000 shares of Common stock under the 2012 Stock Incentive Plan (the “2012 Plan”) to employees based on various performance targets of the Company for the remainder of the 2013 fiscal year. Under the 2012 Plan, the Company recorded stock compensation expense of $13,545 and $58,545 and issued 0 and 171,998 shares of Common Stock during the three and six months ended December 31, 2012. The fiscal year to date expenses for the vesting of shares of Common Stock as of December 31, 2012 related to the following: $41,000 for shares issued to Company Directors in lieu of cash payment; and $13,545 for shares granted to employees in October 2012. 35,713 shares of Common Stock were issued to Company Directors in lieu of cash payment for compensation for services to the Company in the six months ended December 31, 2012. The other 136,285 shares of Common Stock were issued to its executive officers under the Fiscal Year 2012 Performance Share Plan (the “2012 Performance Plan”) after the filing of the Company’s form 10-K on September 26, 2012.

On September 5, 2012, at the recommendation of the Compensation Committee, the board of directors adopted the Fiscal Year 2013 Performance Share Plan (the “2013 Performance Plan”) covering the Company’s executive officers. Under the 2013 Performance Plan, each executive officer would be awarded common stock in the event the Company achieves certain performance goals during the fiscal year ending June 30, 2013. The metrics under the 2013 Performance Plan as well as the relative weightings of these metrics are identical to those originally set forth in the 2012 Performance Plan. No awards would be made under the 2013 Performance Plan if either (i) none of the minimum, threshold performance target goals has been achieved, or (ii) if operating earnings for the 2013 fiscal year are not equal or better than those during the 2012 fiscal year.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

6. COMMON STOCK AND COMMON STOCK WARRANTS (CONTINUED)

If all of the target goals are achieved under the 2013 Performance Plan, the executive officers would be awarded shares having the following value: Mr. Herbert – $275,000; and Mr. DeMedio – $100,000. If all of the minimum, threshold performance target goals are achieved, the executive officers would be awarded shares having the following value: Mr. Herbert – $75,000; and Mr. DeMedio – $25,000. If all of the maximum, distinguished performance target goals are achieved, the executive officers would be awarded shares having the following value: Mr. Herbert – $550,000; and Mr. DeMedio – $200,000. If the actual results for the fiscal year are less than the target goals (but greater than the minimum, threshold performance target goals), each executive would be awarded a lesser pro rata number of shares from the target goal, if actual results are between target and maximum, then a pro rata number of shares between target and maximum is earned, and if actual results are above maximum (distinguished) than pro rata shares above maximum is earned.

As of December 31, 2012, the Company recorded a liability of $87,837, and expense for the three and six months then ended of $43,969 and $87,837 for the 2013 Performance Plan.

As of December 31, 2011, the Company recorded a liability of $66,568, and expense for the three and six months then ended of $18,986 and $66,568 for the 2012 Performance Plan.

During the three and six months ended December 31, 2011, the Company recorded stock compensation expense of $220,224 and $427,497, and issued 97,132 and 189,798 shares of Common Stock, respectively. The 2012 fiscal year to date expenses for the vesting of shares of Common Stock as of December 31, 2011 related to the following: $109,980 of expense associated with severance for our former CEO; $95,468 and $183,468 for grants to the executive officers in April and September 2011, respectively; $5,831 of expenses related to vesting of shares granted to employees in June 2011; $27,750 of expenses related to vesting of shares granted to Directors of the Company in June 2011; and $5,000 for shares issued to Company Directors in lieu of cash payment.

In October and December 2012, executive officers exercised their right to cancel shares of common stock awarded to them under prior employment agreements and the 2012 Performance Plan for the payment of payroll taxes. 51,298 shares of the Company’s Common Stock were cancelled to satisfy $87,315 of related payroll obligations.

Warrants to purchase up to 291,432 shares of Common Stock, issued in conjunction with the 2009 Rights Offering, exercisable at $2.20 per share expired unexercised on August 6, 2012; and, warrants to purchase up to 17,532 shares of Common Stock, issued in 2007, exercisable at $7.70 per share expired unexercised on October 17, 2012.

7. COMMITMENTS

The Company leases space in Malvern, Pennsylvania for its product warehousing, shipping and customer support. In October 2011, the Company amended the lease of its operations site in Malvern, Pennsylvania, to extend the lease term from December 31, 2011 to December 31, 2012. The amendment includes monthly rental payments of approximately $15,100 to $16,200. Beginning in January 2012 the straight-lined rent expense for this office is approximately $15,600 per month for the duration of the amended lease period. In November 2012, the Company amended and extended this lease to January 31, 2013 with monthly rent of $16,721 for January 2013.

In November 2012, the Company entered into a lease for a new operations site in Malvern, Pennsylvania to replace its existing site and lease. The lease term for the 11,250 square feet of space is January 1, 2013 through February 29, 2016. The lease includes monthly rental payments from $0 to $4,678. Beginning in January 2013 the straight-lined rent expense for this operations site is approximately $4,300 per month for the duration of the lease period.

8. SUBSEQUENT EVENT

On January 3, 2013, the Company and Avidbank, entered into a First Amendment (the “First Amendment”) to the Loan Agreement previously entered into by them on July 10, 2012. As a result of the First Amendment, the borrowing base has now been increased by $1,000,000.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

8. SUBSEQUENT EVENT (CONTINUED)

Pursuant to the original Loan Agreement, the aggregate amount of advances under the Line of Credit could not exceed the lesser of (i) $3,000,000, or (ii) 75% of eligible accounts receivable as defined in the Loan Agreement plus 80% of the prior two months transaction processing revenues and networking service fees as defined in the Loan Agreement, provided that the amounts advanced on account of such processing revenues and service fees could not exceed $1,000,000 without the Bank’s prior consent (the “Borrowing Base”). Pursuant to the First Amendment, the Bank has now agreed that the amounts to be advanced on account of such processing revenues and service fees shall be increased from $1,000,000 to $2,000,000. As a result of such increase, the Borrowing Base has been increased by $1,000,000.

As a condition of the Bank’s entering into the First Amendment, the Company issued to the Bank warrants to purchase up to 45,000 shares of common stock of the Company. The warrants are exercisable at any time prior to December 31, 2017 at an exercise price of $2.10 per share. The exercise price of the warrants is equal to one hundred and twenty-five percent (125%) of the average closing bid price of the Company’s common stock during the thirty (30) trading days immediately preceding the date of the execution and delivery of the First Amendment.

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

●
whether the Company’s current or future customers purchase, rent or utilize ePort devices or our other products in the future at levels currently anticipated by our Company, including appropriate diversification resulting from sources other than our JumpStart Program;

●	whether the Company’s current customers continue to add additional connections to our network in the future at levels currently anticipated by the Company;

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

●	whether our suppliers would increase their prices, reduce their output or change their terms of sale.

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

 RESULTS OF OPERATIONS

Three months ended December 31, 2012 compared to the three months ended December 31, 2011

Results for the fiscal quarter ended December 31, 2012 continued to demonstrate significant growth and improvements in the Company’s operations. Highlights of year over year improvements include:

●	Total revenue up 29%;
●	Recurring license and transaction fee revenue up 33%; and
●	Gross profit dollars up 86%.

Revenues for the quarter ended December 31, 2012 were $8,884,321, consisting of $7,403,241 of license and transactions fees and $1,481,080 of equipment sales, compared to $6,881,598 for the quarter ended December 31, 2011, consisting of $5,583,464 of license and transaction fees and $1,298,134 of equipment sales. The increase in total revenue of $2,002,723, or 29%, was primarily due to an increase in license and transaction fees of $1,819,777, or 33%, and an increase in equipment sales of $182,946 or 14%, from the same period in the prior year.

Revenue from license and transaction fees is fueled primarily by monthly ePort Connect® service fees and transaction processing fees.

License and transaction fee highlights for the quarter ended December 31, 2012 included:

●
Revenue from license and transaction fees grew 33%, to approximately $7.4 million for the second quarter of fiscal 2013 from $5.6 million for the same period a year ago. These recurring revenues represented 83% and 81% of total revenue for the second quarter of fiscal 2013 and 2012, respectively;

●	Gross margin improvement of approximately 13 percentage points to 41% for the second quarter fiscal 2013 compared to 28% a year ago;
●	Increases in the number of small-ticket, credit/debit transactions and dollars handled in the second quarter of 29% and 28%, respectively, compared to the same period a year ago;
●	50%, or 375 more ePort Connect customers added in the current quarter than the prior year second quarter, for 4,100 customers at December 31, 2012;
●
During the quarters ended December 31, 2012 and 2011, the Company added approximately 12,000 and 7,000, respectively, net connections to our network – a 71% increase in connection growth. JumpStart units represented approximately 70% of net connections added during each of the second quarters of the 2013 and 2012 fiscal years; and,

●
 As of December 31, 2012, the Company had approximately 186,000 connections to the ePort Connect service as compared to approximately 136,000 connections to the ePort Connect service as of December 31, 2011.

The increase in license and transaction fees was due to the growth in ePort Connect service fees and transaction dollars handled from the increased number of ePort® units connected to our ePort Connect service. As of December 31, 2012, the Company had approximately 186,000 connections to the ePort Connect service as compared to approximately 136,000 connections to the ePort Connect service as of December 31, 2011. During the quarters ended December 31, 2012 and 2011, the Company added approximately 12,000 and 7,000, respectively, net connections to our network – a 71% increase in connection growth.

Pursuant to its agreements with customers, in addition to ePort Connect service fees the Company earns transaction processing fees equal to a percentage of the dollar volume processed by the Company. During the quarter ended December 31, 2012, the Company processed approximately 31 million transactions totaling approximately $51 million compared to approximately 24 million transactions totaling approximately $40 million during the quarter ended December 31, 2011, an increase of approximately 29% in the number of transactions and approximately 28% in the value of transactions processed.

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

New ePort Connect customers added during the quarter ended December 31, 2012 totaled 375, bringing the total number of such customers to approximately 4,100 as of December 31, 2012. The Company added approximately 250 new customers in the quarter ended December 31, 2011. By comparison, the Company had approximately 2,525 customers as of December 31, 2011, representing a 62% increase during the past twelve months.

The $182,946 increase in equipment sales was mainly a result of an increase of approximately $295,000 in ePort product sales, offset by a decrease of approximately $104,000 in Energy products. The $295,000 increase in ePort products was directly attributable to a $160,000 sale of vending and ePort equipment related to a special project for a customer, and $90,000 related to a higher level of activation fees on connections in the quarter compared to the prior year quarter. The $104,000 decrease in Energy products is directly attributable to selling fewer units during the quarter ended December 31, 2012 than during the quarter ended December 31, 2011.

Cost of sales consisted of cost of services for license and transaction fee related costs of $4,363,212 and $3,983,251 and equipment costs of $920,928 and $959,891, for the quarters ended December 31, 2012 and 2011, respectively. The increase in total cost of sales of $340,998, or 7%, was due to an increase in cost of services of $379,961 and a decrease in equipment costs of $38,963. The increase in cost of services was predominantly related to increases in units connected to the network and increases in transaction dollars processed. The slight decrease in equipment costs is directly attributable to decrease in number of Energy products sold during the quarter ended December 31, 2012 than during the quarter ended December 31, 2011, offset by increased equipment costs related to selling more ePort products during the current quarter compared to the quarter a year ago.

Gross profit (“GP”) for the quarter ended December 31, 2012 was $3,600,181 compared to GP of $1,938,456 for the previous corresponding quarter, an increase of $1,661,725, of which $1,439,816 represents increases attributable to license and transaction fees and $221,909 of greater equipment sales GP. Overall margins increased from 28% to 41% due to license and transaction fees margins having increased from 29% to 41% and by equipment sales margins having increased from 26% to 38%. The year ago quarter’s margin of 29% was negatively impacted by approximately $316,000 of costs associated with higher regulated debit interchange acceptance prior to the Company entering into its agreement with Visa (see following paragraph), as well as other actions it took to bring the cost of accepting debit transactions to pre-Durbin levels. The current quarter was not impacted by these higher interchange costs due to the extension of the Visa Agreement in October 2012. Other reasons for improved license and transaction fee margins include improved efficiencies stemming from new and/or renegotiated partnership agreements as well as a larger ePort Connect service base.

On October 9, 2012, the Company and Visa U.S.A. Inc. entered into a First Amendment (the “First Amendment”) to the agreement that had been previously entered into between them on October 12, 2011 (the “Agreement”). Pursuant to the First Amendment, the original one-year term of the Agreement has been extended until October 31, 2013, and will automatically renew for an additional year, or until October 31, 2014, unless either party would provide at least 60-days prior notice of non-renewal. Pursuant to the Agreement, Visa has agreed to make available to the Company reduced interchange fees for debit card transactions. These reduced interchange fees will allow the Company to continue to accept Visa’s debit card products during the term of the Agreement, as amended, without adversely impacting the Company’s historical gross profit from license and transaction fee revenues.

Selling, general and administrative (“SG&A”) expenses of $2,699,675 for the quarter ended December 31, 2012, decreased by $831,406, or 24%, from the same quarter in the prior fiscal year. Included in $3,531,081 of SG&A expenses during the quarter ended December 31, 2011 were approximately $975,000 of expenses for the separation of the former CEO from the Company. Exclusive of the CEO separation costs, SG&A expenses increased by approximately $144,000 in the second quarter of fiscal 2013 as compared to the same quarter in the fiscal 2012. This increase in expenses is due primarily to additional advertising and marketing expenses, and professional and consulting fees incurred by the Company in connection with operations.

Other income and expense for the quarter ended December 31, 2012, mostly consisted of $403,635 of non-cash gains for the change in the fair value of the Company’s warrant liabilities. In the same quarter a year ago, the Company had non-cash expenses of $151,759 for the same warrant liabilities.

The quarter ended December 31, 2012 resulted in net income of $153,758 compared to a net loss of ($1,821,061) for the quarter ended December 31, 2011, an improvement of $1,974,819 from the prior corresponding fiscal quarter. For the fiscal quarters ended December 31, 2012 and 2011, the income and loss per diluted common share was $0.00 and ($0.06), respectively.

Non-GAAP net income was $557,393, compared to a non-GAAP net loss of ($997,820) for the second quarter of fiscal 2012. Management believes that non-GAAP net income (loss) and non-GAAP diluted earnings (loss) per common share are important measures of USAT’s business. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that these non-GAAP financial measures serve as useful metrics for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance.

Reconciliation of net income (loss) to Non-GAAP net income (loss) for the quarters ended December 31, 2012 and 2011 is as follows:

	Three months ended December 31,
	2012	2011
Net income (loss)	$153,758	$(1,821,061)
Non-GAAP adjustments:
Operating expenses
Selling, general and administrative
CEO separation		975,000
Fair value of warrant adjustment	403,635	(151,759)
Non-GAAP net income (loss)	$557,393	$(997,820)

Net income (loss)	$153,758	$(1,821,061)
Non-GAAP net income (loss)	$557,393	$(997,820)

Cumulative preferred dividends	-	-
Net income (loss) applicable to common shares	$153,758	$(1,821,061)
Non-GAAP net income (loss) applicable to common shares	$557,393	$(997,820)
Diluted weighted average number of common shares outstanding	33,468,336	32,448,040
Net earnings (loss) per common share - diluted	$0.00	$(0.06)
Non-GAAP net earnings (loss) per common share - diluted	$0.02	$(0.03)

As used herein, non-GAAP net income (loss) represents GAAP net income (loss) excluding costs relating to the proxy contest, the costs associated with the separation of the former CEO, any adjustment for fair value of warrant liabilities, and any charges for impairment of intangible assets. As used herein, non-GAAP diluted earnings (loss) per common share is calculated by dividing non-GAAP net income (loss) applicable to common shares by the diluted weighted average number of shares outstanding.

For the quarter ended December 31, 2012, the Company had Adjusted EBITDA of $1,752,721. Reconciliation of net income (loss) to Adjusted EBITDA for the quarters ended December 31, 2012 and 2011 is as follows:

	Three months ended
	December 31,
	2012	2011
Net income (loss)	$153,758	$(1,821,061)

Less interest income	(21,661)	(13,286)

Plus interest expense	25,016	49,072

Plus income tax expense	6,902	-

Plus depreciation expense	904,580	552,990

Plus amortization expense	185,600	258,600

Less change in fair value of warrant liabilities	403,635	(151,759)

Plus stock-based compensation	94,891	187,044

Adjusted EBITDA	$1,752,721	$(938,400)

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

Six months ended December 31, 2012 compared to the six months ended December 31, 2011

Results for the six-month period ended December 31, 2012 continued to demonstrate significant growth and improvements in the Company’s operations. Highlights of year over year improvements include:

●	Total revenue up 27%;
●	Recurring license and transaction fee revenue up 30%; and
●	Gross profit dollars up 69%.

Revenues for the six-month period ended December 31, 2012 were $17,274,599, consisting of $14,309,598 of license and transactions fees and $2,965,001 of equipment sales, compared to $13,587,346 for the six-month period ended December 31, 2011, consisting of $11,003,127 of license and transaction fees and $2,584,219 of equipment sales. The increase in total revenue of $3,687,253, or 27%, was primarily due to an increase in license and transaction fees of $3,306,471, or 30%, and an increase in equipment sales of $380,782 or 15%, from the same period in the prior year.

License and transaction fee highlights for the six-month period ended December 31, 2012 included:

●
Revenue from license and transaction fees, which is fueled primarily by monthly ePort Connect® service fees and transaction processing fees, grew 30%, to approximately $14.3 million for the first six months of fiscal 2013 from $11.0 million for the same period a year ago. These recurring revenues represented 83% and 81% of total revenue for the first six months of fiscal 2013 and 2012, respectively;

●	Gross margin improvement of approximately 10 percentage points to 39% gross margins for the first six months of fiscal 2013 compared to 29% a year ago;
●	Increases in the number of small-ticket, credit/debit transactions and dollars handled in the first six months of fiscal 2013 of 20% and 24%, respectively, compared to the same period a year ago; and,
●	39%, or 800 new ePort Connect customers added in the first six months of fiscal 2013, for 4,100 customers at December 31, 2012.

As of December 31, 2012, the Company had approximately 186,000 connections to the ePort Connect service as compared to approximately 136,000 connections to the ePort Connect service as of December 31, 2011. During the six-month period ended December 31, 2012 and 2011, the Company added approximately 22,000 and 17,000 net connections to our network, representing a 5,000 connection, or 29% increase. JumpStart units represented approximately 75% and 65% of net connections added during the first six months of the 2013 and 2012 fiscal years, respectively, which also contribute to license and transaction fee revenue.

Pursuant to its agreements with customers, the Company in addition to ePort Connect service fees earns transaction processing fees equal to a percentage of the dollar volume processed by the Company, which are included as licensing and transaction processing revenues in its Consolidated Statements of Operations. During the six-month period ended December 31, 2012, the Company processed approximately 60 million transactions totaling approximately $102 million compared to approximately 50 million transactions totaling approximately $82 million during the six-month period ended December 31, 2011, an increase of approximately 20% in the number of transactions and approximately 24% in the value of transactions processed.

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

In addition, our customer base increased with approximately 800 new ePort Connect customers added during the six-month period ended December 31, 2012 bringing the total number of such customers to approximately 4,100 as of December 31, 2012. The Company added approximately 575 new customers in the six-month period ended December 31, 2011. By comparison, the Company had approximately 2,525 customers as of December 31, 2011, representing a 62% increase during the past twelve months.

The $380,782 increase in equipment sales was mainly a result of an increase of approximately $718,000 in ePort product sales, offset by a decrease of approximately $323,000 in Energy products. The $718,000 increase in ePort products was directly attributable selling more units during the six month period ended December 31, 2012 than during the six month period ended December 31, 2011, as well as a greater level of activation fees on connections in the period compared to the prior year. In addition, we had a sale of vending and ePort equipment under a special project for a customer of approximately $160,000. The $323,000 decrease in Energy products is directly attributable selling fewer units during the six-month period ended December 31, 2012 than during the six-month period ended December 31, 2011.

Cost of sales consisted of cost of services for network and transaction fee related costs of $8,555,572 and $7,744,828 and equipment costs of $1,974,564 and $1,855,027, for the six-month periods ended December 31, 2012 and 2011, respectively. The increase in total cost of sales of $930,281 was due to an increase in cost of services of $810,744 and an increase in equipment costs of $119,537. The increase in cost of services was predominantly related to increases in units connected to the network and increases in transaction dollars processed. The increase in equipment costs is predominately attributable to selling more ePort units, offset by the decrease in equipment cost of sales related to fewer Energy products sold during the six-month period ended December 31, 2012 than during the six-month period ended December 31, 2011.

GP for the six-month period ended December 31, 2012 was $6,744,463 compared to GP of $3,987,491 for the previous corresponding six-month period, an increase of $2,756,972, of which $2,495,727 represents increases attributable to license and transaction fees and $261,245 equipment sales GP. Overall margins increased from 29% to 39% due to license and transaction fees margins having increased from 30% to 40% and by equipment sales margins having increased from 28% to 33%. License and transaction fee margins increased due to approximately $316,000 of higher license and transaction fee cost of sales in the six month period a year ago, as more fully described above for the three month period ended December 31, 2011, as well improved efficiencies stemming from recent partnership agreements as well as a larger ePort Connect service base.

Selling, general and administrative (“SG&A”) expenses of $5,914,800 for the six-month period ended December 31, 2012, decreased by $1,084,350, or 15%, from the same six-month period ended in the prior fiscal year. Included in the $5.9 million of SG&A expenses during the six-month period ended December 31, 2012, were approximately $328,000 in charges related to the proxy contest and related litigation; and during the six month period ended December 31, 2011, approximately $975,000 in charges related to costs associated with the investigation and separation of our former CEO.

Outside of the proxy contest and related litigation expenses of the current year, offset by the former CEO separation costs of the prior year, SG&A expenses decreased approximately $400,000, or 7%, in the six-month period ended December 31, 2012 as compared to the six-month period ended December 31, 2011. This decrease in expenses is due primarily to $180,000 decrease in employee compensation and benefit costs, mostly associated with the separation of our former CEO in October 2011, $135,000 decrease in travel, sales and advertising expenses, $160,000 of sales tax expenses from an audit in prior year, and other net increases of $75,000.

Other income and expense for the six months ended December 31, 2012, mostly consisted of $59,498 of non-cash expenses for the change in the fair value of the Company’s warrant liabilities. In the same period a year ago, the Company had non-cash expenses of $1,888,368 for the same warrant liabilities.

The six-month period ended December 31, 2012 resulted in net income of $192,897 compared to a net loss of ($1,900,014) for the six-month period ended December 31, 2011, an improvement of $2,092,911 from the prior corresponding fiscal period. For the six-month period ended December 31, 2012 and 2011, the income and loss per diluted common share was $0.00 and ($0.07), respectively.

Non-GAAP net income was $129,173, compared to a non-GAAP net loss of ($3,145,608) for the six months ended December 31, 2012 and 2011, respectively. Management believes that non-GAAP net income (loss) and non-GAAP diluted earnings (loss) per common share are important measures of USAT’s business. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that these non-GAAP financial measures serve as useful metrics for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance.

Reconciliation of net income (loss) to Non-GAAP net income (loss) for the six months ended December 31, 2012 and 2011 is as follows:

	Six months ended December 31,
	2012	2011
Net income (loss)	$192,897	$(1,900,014)
Non-GAAP adjustments:
Operating expenses
Selling, general and administrative
Proxy related costs	328,000
CEO separation		975,000
Fair value of warrant adjustment	(59,498)	(1,888,368)
Non-GAAP net income (loss)	$461,399	$(2,813,382)

Net income (loss)	$192,897	$(1,900,014)
Non-GAAP net income (loss)	$461,399	$(2,813,382)

Cumulative preferred dividends	(332,226)	(332,226)
Net income (loss) applicable to common shares	$(139,329)	$(2,232,240)
Non-GAAP net income (loss) applicable to common shares	$129,173	$(3,145,608)
Diluted weighted average number of common shares outstanding	32,626,312	32,368,339
Net earnings (loss) per common share - diluted	$0.00	$(0.07)
Non-GAAP net earnings (loss) per common share - diluted	$0.00	$(0.10)

As used herein, non-GAAP net income (loss) represents GAAP net income (loss) excluding costs relating to the proxy contest, the costs associated with the separation of the former CEO, any adjustment for fair value of warrant liabilities, and any charges for impairment of intangible assets. As used herein, non-GAAP diluted earnings (loss) per common share is calculated by dividing non-GAAP net income (loss) applicable to common shares by the diluted weighted average number of shares outstanding.

For the six-month period ended December 31, 2012, the Company had Adjusted EBITDA of $2,483,428 that includes approximately $328,000 of proxy related expenses. Reconciliation of net income (loss) to Adjusted EBITDA for the six-month periods ended December 31, 2012 and 2011 is as follows:

	Six months ended
	December 31,
	2012	2011
Net income (loss)	$192,897	$(1,900,014)

Less interest income	(41,827)	(31,154)

Plus interest expense	48,023	60,236

Plus income tax expense	13,823	-

Plus depreciation expense	1,738,586	1,116,115

Plus amortization expense	371,200	517,200

Less change in fair value of warrant liabilities	(59,498)	(1,888,368)

Plus stock-based compensation	220,224	427,497

Adjusted EBITDA	$2,483,428	$(1,698,488)

As used herein, Adjusted EBITDA represents net income (loss) before interest income, interest expense, income taxes, depreciation, amortization, the change in fair value of warrant liabilities, stock-based compensation expense, and impairment expense on intangible assets. We have excluded the non-operating item, change in fair value of warrant liabilities, because it represents a non-cash charge that is not related to the Company’s operations. We have excluded the non-cash expenses, stock-based compensation, and impairment expense, as they do not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, and because it is less susceptible to variances in actual performance resulting from depreciation and amortization and non-cash charges for changes in fair value of warrant liabilities and stock-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

For the six-month period ended December 31, 2012, net cash provided by operating activities was $2,600,185 as result of net income of $192,897, which included non-cash charges of $2,289,793, and by $117,495 net cash provided by the change in operating assets and liabilities. The most significant non-cash charges during the quarter were depreciation and amortization of assets, and charges for the vesting and issuance of common stock for employee and director compensation, offset by the reduction in fair value of warrant liabilities. The cash provided by the $117,495 change in the Company’s operating assets and liabilities was primarily the result of decreases of $1,568,810 in accrued expenses and $8,111 in other assets, offset by decreases in receivables, inventory, and accounts payable of $1,301,181, $82,095, and $311,140, respectively. The decrease in receivables was primarily attributable to a $1.3 million decrease in amounts due to the Company for transactions from our card processers on account of timing of payments.

During the six-month period ended December 31, 2012, the Company used $4,592,448 for investing activities of which $4,542,170 related to the purchase of equipment for the JumpStart Program. The Company obtained net cash of $611,964 through financing activities, $1,000,000 of which are net proceeds from the Line of Credit, offset by $300,721 related to repayment of debt and $87,315 related to retirement of Common Stock.

Until this fiscal year, the Company had incurred losses since inception; and, therefore, raised capital through equity offerings in order to fund operations. Our accumulated deficit through December 31, 2012 is composed of cumulative losses amounting to approximately $198,970,000, preferred dividends converted to common stock of approximately $2,690,000, and charges incurred for the open-market purchases of preferred stock of approximately $150,000.

As a result of the continued growth in connections to our ePort Connect service that has fueled the strong growth in recurring revenue from license and transaction fees and the substantial improvement in GP dollars, the operations of the business are now contributing to funding operations of the Company.

Adjusted EBITDA during the current six-month period was $2,483,428 compared to an Adjusted EBITDA loss of ($1,698,488) for the comparable six month period last fiscal year. The Company reports Adjusted EBITDA to reflect the liquidity of operations and a measure of operational cash flow. Adjusted EBITDA excludes significant non-cash charges such as depreciation, amortization of intangibles, fair value warrant liability changes and stock-based compensation from net income. The positive Adjusted EBITDA also closely approximates the $2,600,185 of cash provided by operations during the six month period ended December 31, 2012. We believe that, provided there are no unusual or unanticipated material non-operational expenses, achieving positive Adjusted EBITDA is sustainable, and will continue to increase, as our connection base increases.

For three and six months ended December 31, 2012, cash provided by operating activities was $1,922,175 and $2,600,185. The Company believes it will continue to generate positive cash flow from operations during the remainder of the 2013 fiscal year, and anticipates for the full fiscal year to generate between $4 million and $5 million of cash from operations, provided there are no material unanticipated or unusual non-operational events. The largest use of cash is for ePorts purchased during the first six months of the fiscal year for use in the Company’s JumpStart Program. During the three and six months ended December 31, 2012, the Company used cash of $2,466,780 and $4,542,170, respectively, in its JumpStart Program.

The Company anticipated using the JumpStart Program for approximately 55% to 60% of its anticipated connections in fiscal 2013 as a result of the potential diversification from the kiosk market, where many customers only require our ePort SDK or Quick Connect Web service. The Company’s sales, marketing, development and partnering efforts are focused on securing connections from sources away from JumpStart, such as ePort SDK, Quick Connect web, ePort Mobile and direct sales of its ePort hardware device. However, since the actual percentage of total connections from JumpStart during the six months ended December 31, 2012 have been higher than anticipated, and given the use of cash required by the JumpStart Program, the Company may choose to adjust JumpStart levels or modify the JumpStart Program, subject to contractual obligations, to ensure our cash resources stay at levels deemed necessary in order to fund the ongoing operational requirements of the Company.

The Company has three sources of cash available to fund and grow the business: (1) cash on hand of approximately $5 million at December 31, 2012; (2) the anticipated cash generated from operations of $4 to $5 million; and (3) the availability of the line of credit with Avidbank. In January 2013 the borrowing base was increased by $1 million, provided we continue to satisfy the various affirmative and negative covenants set forth in the loan agreement.

Therefore, based upon the above assumptions, the Company believes its existing cash and cash equivalents as of December 31, 2012, would provide sufficient funds through at least July 1, 2013 in order to meet its cash requirements, including payment of its accrued expenses and payables, any cash resources to be utilized for the JumpStart Program, other anticipated capital expenditures, and the repayment of long-term debt.

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2012. Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 (b) Changes in internal control over financial reporting.

There have been no changes during the quarter ended December 31, 2012 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information.

Item 6. Exhibits

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

USA TECHNOLOGIES, INC.

Date: February 13, 2013	/s/ Stephen P. Herbert
Stephen P. Herbert,
Chief Executive Officer

Date: February 13, 2013	/s/ David M. DeMedio
David M. DeMedio
Chief Financial Officer