Form 10-Q
period 2013-03-31
USA TECHNOLOGIES INC
filed 2013-05-14
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 6, 2013, there were 33,059,977 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.
Consolidated Balance Sheets

	March 31,	June 30,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,948,537	$6,426,645
Accounts receivable, less allowance for uncollectible accounts of $9,000 and $25,000, respectively	2,370,993	2,441,941
Finance receivables	113,485	206,649
Inventory	1,838,557	2,511,748
Prepaid expenses and other current assets	656,306	555,823
Total current assets	8,927,878	12,142,806

Finance receivables, less current portion	381,946	336,198
Property and equipment, net	15,528,584	11,800,108
Intangibles, net	639,653	1,196,453
Goodwill	7,663,208	7,663,208
Other assets	88,101	80,884
Total assets	$33,229,370	$33,219,657

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,332,568	$6,136,443
Accrued expenses	1,601,362	3,342,456
Line of credit	2,000,000	-
Current obligations under long-term debt	314,756	466,056
Total current liabilities	9,248,686	9,944,955

Long-term liabilities:
Long-term debt, less current portion	159,775	262,274
Accrued expenses, less current portion	374,856	426,241
Deferred tax liabilities	33,333	12,599
Warrant liabilities, non-current	2,168,022	918,566
Total long-term liabilities	2,735,986	1,619,680
Total liabilities	11,984,672	11,564,635

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000 Series A convertible preferred- Authorized shares- 900,000 Issued and outstanding shares- 442,968 (liquidation preference of $16,026,004 and $15,361,552, respectively)	3,138,056	3,138,056
Common stock, no par value: Authorized shares- 640,000,000 Issued and outstanding shares- 32,878,702 and 32,510,069, respectively	220,926,047	220,513,327
Accumulated deficit	(202,819,405)	(201,996,361)

Total shareholders’ equity	21,244,698	21,655,022

Total liabilities and shareholders’ equity	$33,229,370	$33,219,657

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012

Revenues:
License and transaction fees	$7,562,589	$5,985,052	$21,872,187	$16,988,179
Equipment sales	1,418,215	1,541,999	4,383,216	4,126,218
Total revenues	8,980,804	7,527,051	26,255,403	21,114,397

Cost of services	4,525,244	3,749,862	13,080,816	11,494,690
Cost of equipment	774,221	981,969	2,748,785	2,836,995
Gross profit	3,681,339	2,795,220	10,425,802	6,782,712

Operating expenses:
Selling, general and administrative	3,003,231	3,040,562	8,918,030	10,039,712
Depreciation and amortization	327,889	391,859	1,004,134	1,139,500
Total operating expenses	3,331,120	3,432,421	9,922,164	11,179,212
Operating income (loss)	350,219	(637,201)	503,638	(4,396,500)

Other income (expense):
Interest income	11,082	14,029	52,910	45,183
Interest expense	(61,379)	(10,520)	(109,402)	(70,756)
Change in fair value of warrant liabilities	(1,308,954)	95,074	(1,249,456)	1,983,442
Total other income (expense), net	(1,359,251)	98,583	(1,305,948)	1,957,869

Loss before provision for income taxes	(1,009,032)	(538,618)	(802,310)	(2,438,631)
Provision for income taxes	(6,911)	-	(20,734)	-
Net loss	(1,015,943)	(538,618)	(823,044)	(2,438,631)
Cumulative preferred dividends	(332,226)	(332,226)	(664,452)	(664,452)
Net loss applicable to common shares	$(1,348,169)	$(870,844)	$(1,487,496)	$(3,103,083)
Net loss per common share (basic and diluted)	$(0.04)	$(0.03)	$(0.05)	$(0.10)

Weighted average number of common shares outstanding (basic and diluted)	32,821,345	32,466,528	32,690,374	32,400,049

See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance, June 30, 2012	442,968	$3,138,056	32,510,069	$220,513,327	$(201,996,361)	$21,655,022

Exercise of 96,086 warrants at $1.13 resulting in issuance of common stock			96,086	108,577		108,577
Cashless exercise of 36,186 warrants resulting in issuance of common stock			17,094	-
Warrants issued in conjunction with Line of Credit Amendment			-	55,962		55,962
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2010 Stock Incentive Plan			12,441	65,058		65,058
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2011 Stock Incentive Plan			89,165	140,392		140,392
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2012 Stock Incentive Plan			218,694	163,783		163,783
Retirement of common stock			(64,847)	(121,052)		(121,052)
Net loss	-	-	-	-	(823,044)	(823,044)

Balance, March 31, 2013	442,968	$3,138,056	32,878,702	$220,926,047	$(202,819,405)	$21,244,698

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2013	2012	2013	2012
OPERATING ACTIVITIES:
Net loss	$(1,015,943)	$(538,618)	$(823,044)	$(2,438,631)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Charges incurred in connection with the vesting and issuance of common stock for employee and director compensation	149,009	83,300	369,233	510,797
Change in fair value of warrant liabilities	1,308,954	(95,074)	1,249,456	(1,983,442)
Depreciation	1,003,610	631,330	2,742,196	1,747,445
(Gain) loss on disposal of property and equipment	(14,815)	13,844	(18,415)	1,841
Amortization	185,600	258,600	556,800	775,800
Non-cash interest and amortization of debt discount	26,934	-	26,934	-
Bad debt expense (recoveries), net	(1,599)	(3,788)	7,459	(45,356)
Provision for deferred tax liability	6,911	-	20,734	-
Changes in operating assets and liabilities:
Accounts receivable	(1,212,990)	(484,290)	63,489	(451,770)
Finance receivables	22,714	(44,103)	47,416	(78,215)
Inventory	603,019	108,302	685,114	(562,988)
Prepaid expenses and other assets	59,841	(153,012)	51,730	(290,883)
Accounts payable	(1,115,013)	291,263	(803,875)	(1,030,781)
Accrued expenses	(223,669)	164,417	(1,792,479)	1,054,468

Net cash provided by (used in) operating activities	(217,437)	232,171	2,382,748	(2,791,715)

INVESTING ACTIVITIES:
Purchase of property and equipment	(31,413)	(30,158)	(81,691)	(404,103)
Purchase of property for rental program	(1,778,344)	(1,226,518)	(6,320,514)	(3,282,512)
Proceeds from sale of property and equipment	18,908	-	18,908	-

Net cash used in investing activities	(1,790,849)	(1,256,676)	(6,383,297)	(3,686,615)

FINANCING ACTIVITIES:
Net proceeds from the issuance (retirement) of common stock and exercise of common stock warrants	74,840	-	(12,475)	(2,031)
Proceeds from line of credit, net of repayments	1,000,000	-	2,000,000	-
Repayment of long-term debt	(164,363)	(111,841)	(465,084)	(317,115)

Net cash provided by (used in) financing activities	910,477	(111,841)	1,522,441	(319,146)

Net decrease in cash and cash equivalents	(1,097,809)	(1,136,346)	(2,478,108)	(6,797,476)
Cash and cash equivalents at beginning of period	5,046,346	7,330,381	6,426,645	12,991,511
Cash and cash equivalents at end of period	$3,948,537	$6,194,035	$3,948,537	$6,194,035

Supplemental disclosures of cash flow information:
Cash paid for interest	$32,551	$11,619	$84,220	$28,419
Equipment and software acquired under capital lease	$80,883	$-	$80,883	$495,955
Equipment and software financed with long-term debt	$-	$-	$-	$40,871
Prepaid items financed with debt	$2,340	$28,419	$130,402	$28,419
Prepaid interest from issuance of warrants for debt costs	$55,962	$-	$55,962	$-
Disposal of property and equipment	$7,700	$-	$7,700	$54,638
Reclass of rental program property to inventory	$2,296	$-	$11,923	$-
Depreciation expense allocated to cost of sales	$861,321	$498,071	$2,294,862	$1,383,745

See accompanying notes.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.  ACCOUNTING POLICIES

Business

USA Technologies, Inc. (the “Company”, “We” or “Our”), incorporated in the Commonwealth of Pennsylvania in January 1992, provides wireless networking, cashless transactions, asset monitoring and other value-added services principally to the small ticket unattended retail markets. Our ePort® technology, including the NFC-ready ePort® G8, can be installed and/or embedded into everyday devices such as vending machines, kiosks, and our eSuds™ technology is installed in washer and dryers. USA Technologies also provides other cashless acceptance technologies including its ePort Mobile™ for customers on the go, and QuickConnect™, an API Web service for developers. Our associated network service, ePort Connect®, is a PCI-compliant, comprehensive service that facilitates electronic payment options as well as telemetry and machine-to-machine (“M2M”) services, including wireless connectivity, all elements of payment processing, customer service and the ability to remotely monitor, control and report on the results of distributed assets containing our electronic payment solutions. In addition, the Company provides energy management products, such as its VendingMiser® and CoolerMiser™, which reduce energy consumption in vending machines and coolers.

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three and nine-month periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. The balance sheet at June 30, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company has incurred losses of $1,015,943 and $823,044 for the three and nine-month periods ended March 31, 2013, the Company had incurred losses from its inception through June 30, 2012. Although the Company anticipates nearing profitability for the full 2013 fiscal year, profitability is not assured. The impact on profitability of future changes to the fair value of our warrant liabilities, which is subject to secondary market conditions, is not reasonably predictable. The Company’s ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and the available capital resources. Until the Company’s products and services can generate sufficient annual cash flows, the Company will be required to use its cash and cash equivalents on hand, its line of credit, and may be required to raise equity capital to meet its cash flow requirements.

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

At March 31, 2013 and June 30, 2012, none of the cash and cash equivalents of the Company was payable to our customers. Included in accounts receivable are amounts for transactions processed with our card processers for which cash has not been received by the Company and included in accounts payable are amounts for transactions processed with our card processers and due to our customers, which are recorded net of fees due to the Company. Generally, contractual terms require us to remit amounts owed to our customers on a weekly basis.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1.  ACCOUNTING POLICIES (CONTINUED)

Income Taxes

A provision for income taxes of $6,911 and $20,734 (all deferred income taxes) was recorded for the three and nine months ended March 31, 2013. The provision for income taxes is not a function of nor related to the loss before provision for income taxes of $1,009,032 and $802,310 for the three and nine-month periods, respectively, because the Company has significant operating loss carryforwards that are available to negate any taxable income that would create current liabilities for income taxes. The provision for income taxes relates to the amortization of indefinite life intangible assets and goodwill that are being amortized for income tax purposes but not for financial reporting purposes giving rise to basis differences in such assets between financial and income tax reporting.

The Company has substantial operating loss carryforwards and other items that create net deferred tax assets that have been offset by a valuation allowance as the realization of the deferred tax assets is not likely, principally due to a lack of earnings history. The deferred tax liabilities related to the amortization of the indefinite life assets are not subject to offset against deferred tax assets with finite lives. As of March 31, 2013 and June 30, 2012, deferred tax liabilities of $33,333 and $12,599, respectively, were recorded for the potential future state and federal income tax effects for these basis differences.

There was no provision for income taxes for the three and nine months ended March 31, 2012.

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

Reclassification

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation.

2.  FINANCE RECEIVABLES

Finance Receivables consist of the following:
	March 31,	June 30,
	2013	2012
	(unaudited)
Total finance receivables	$495,431	$542,847
Less current portion	113,485	206,649
Non-current portion of finance receivables	$381,946	$336,198

As of March 31, 2013 and June 30, 2012, there was no allowance for credit losses of finance receivables. As the Company collects monthly payments of the receivables from the customers’ transaction funds, the risk of loss was determined to be remote.

Credit Quality Indicators
As of March 31, 2013

Credit risk profile based on payment activity:
Leases

Performing	$495,431
Nonperforming	-
Total	$495,431

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2.  FINANCE RECEIVABLES (CONTINUED)

Age Analysis of Past Due Finance Receivables
As of March 31, 2013

	31 – 60	61 – 90	Greater than			Total
	Days Past Due	Days Past Due	90 Days Past Due	Total Past Due	Current	Finance Receivables

Leases	$9,277	$-	$-	$9,277	$486,154	$495,431
Total	$9,277	$-	$-	$9,277	$486,154	$495,431

3.  ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	June 30,
	2013	2012
	(unaudited)
Accrued compensation and related sales commissions	$417,817	$767,926
Accrued professional fees	167,987	482,664
Accrued taxes and filing fees	553,997	663,078
Advanced customer billings	324,310	311,767
Accrued proxy contest and litigation costs	-	992,520
Accrued rent	242,551	278,862
Accrued other	269,556	271,880
	$1,976,218	$3,768,697

4.  LINE OF CREDIT

On July 10, 2012, the Company entered into a Loan and Security Agreement and other ancillary documents (the “Loan Documents”) with Avidbank Corporate Finance, a division of Avidbank (the “Bank”), providing for a secured asset-based revolving line of credit in an amount of up to $3.0 million (the “Line of Credit”). The Company intends to use advances under the Line of Credit towards the financing of growth initiatives like its JumpStart Program and other working capital needs.

The Loan Documents provide that the aggregate amount of advances under the Line of Credit shall not exceed the lesser of (i) $3.0 million, or (ii) 75% of eligible accounts receivable as defined in the Loan Documents plus 80% of the prior two months transaction processing revenues and networking service fees as defined in the Loan Documents, provided that the amounts advanced on account of such processing revenues and service fees shall not exceed $2,000,000 without the Bank’s prior consent, after the First Amendment entered into on January 2, 2013.

As a condition of the Bank entering into the First Amendment, the Company issued to the Bank warrants to purchase up to 45,000 shares of common stock of the Company. The warrants are exercisable at any time prior to December 31, 2017 at an exercise price of $2.10 per share. Upon the issuance of the 45,000 shares of common stock, the fair value of the warrants is $55,962 using a Black Scholes model, which was recorded as prepaid interest and included in other assets on the consolidated Balance Sheet at March 31, 2013 and is being amortized as non-cash interest expense over the remaining term of the Line of Credit as amended in January 2013. Non-cash interest of $26,934 has been recognized for the quarter ended March 31, 2013.

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

On April 15, 2013, the Company and the Bank, entered into a Third Amendment (the “Third Amendment”) to the Loan and Security Agreement. The Third Amendment provides that, among other things, the aggregate amount available under the Line of Credit will be increased from $3.0 million to $5.0 million, and the maturity date of the Line of Credit will be extended for another twelve months, or until June 21, 2014.

The Third Amendment provides that the aggregate amount of advances now available to the Company under the Line of Credit cannot exceed the lesser of (i) $5.0 million, or (ii) 80% of the prior three months transaction processing revenues and networking service fees as defined in the Loan Agreement.

The Loan Documents contain customary affirmative and negative covenants. The Loan Documents also require the Company to achieve a minimum Adjusted EBITDA, as defined in the Loan Documents, measured on a quarterly basis. Prior to the Third Amendment, the Company was required to maintain a balance of unrestricted cash in accounts with the Bank of at least $3.0 million. The Third Amendment provided that if the amount of the Company’s monthly “net cash provided by (used in) operating activities” including Jumpstart investments, as set forth in the Company’s monthly cash flow statements prepared in accordance with United States’ Generally Accepted Accounting Principles (“GAAP”) (the “RML”) is negative, the Company must maintain a balance of unrestricted cash in accounts with the Bank plus the availability under the Line of Credit of at least six times the RML. If the RML is positive, then in lieu of the foregoing requirement, the Company must maintain a minimum ratio of current assets to current liabilities of at least 1.00 to 1.00.

On April 29, 2013, the Company and the Bank entered into a Fourth Amendment (“Fourth Amendment”) to the Loan and Security Agreement to change the RML from the monthly “net cash provided by (used in) operating activities” including Jumpstart investments to the average monthly amount (based on the prior three months) of the Company’s “net cash provided by (used in) operating activities” including JumpStart investments, as set forth in the Company’s monthly cash flow statements prepared in accordance with GAAP.

The Loan Documents also contain customary events of default, including, among other things, payment defaults, breaches of covenants, and bankruptcy and insolvency events, subject to grace periods in certain instances. Upon an event of default, the Bank may declare all of the outstanding obligations of the Company under the Line of Credit and Loan Documents to be immediately due and payable, and exercise any other rights provided for under the Loan Documents. At March 31, 2013, the balance due on the Line of Credit was $2,000,000.

5.  LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	June 30,
	2013	2012
	(unaudited)
Capital lease obligations	$365,515	$426,007
Loan agreement	109,016	302,323
	474,531	728,330
Less current portion	314,756	466,056
	$159,775	$262,274

During July 2012, the Company financed a portion of the premiums for various insurance policies totaling $128,062, due in ten monthly payments of $13,103 through May 2013 at an interest rate of 5.02%.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

5.  LONG-TERM DEBT (CONTINUED)

During January 2013, the Company entered into a capital lease for network equipment totaling approximately $45,000, due in thirty-seven monthly payments of $1,501 through December 2015 at an interest rate of 13.88%.

During March 2013, the Company entered into a capital lease for equipment to support customer service totaling approximately $15,000, due in thirty-six monthly payments of $464 through January 2016 at an interest rate of 7.40%.

During March 2013, the Company entered into a capital lease for network equipment totaling approximately $24,000, due in three annual installments of $8,686 through April 2015 at an interest rate of 4.89%.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the fair value hierarchy described in Note 2, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of March 31, 2013 and June 30, 2012:

March 31, 2013 (unaudited)	Level 1	Level 2	Level 3	Total

Cash equivalents	$192,572	$-	$-	$192,572
Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$2,167,854	$2,167,854
Common stock warrant liability, warrants exercisable at $5.90 through September 14, 2013	$-	$-	$168	$168

June 30, 2012	Level 1	Level 2	Level 3	Total

Cash equivalents	$141,107	$-	$-	$141,107
Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$917,440	$917,440
Common stock warrant liability, warrants exercisable at $5.90 through September 14, 2013	$-	$-	$1,126	$1,126

As of March 31, 2013 and June 30, 2012, the fair values of the Company’s Level 1 financial instruments were $192,572 and $141,107, respectively. These financial instruments consist of cash equivalents, including money market accounts. As of March 31, 2013 and June 30, 2012, the Company held no Level 2 financial instruments.

As of March 31, 2013 and June 30, 2012, the fair values of the Company’s Level 3 financial instruments totaled $2,168,022 and $918,566, respectively. The Level 3 financial instruments consist of common stock warrants issued by the Company in March 2011 and March 2007, which include features requiring liability treatment of the warrants. The fair value of warrants issued in March 2011 to purchase 3.9 million shares of the Company’s common stock is based on valuations performed by an independent third party valuation firm. The fair value was determined using proprietary valuation models using the quality of the underlying securities of the warrants, restrictions on the warrants and security underlying the warrants, time restrictions and precedent sale transactions completed in the secondary market or in other private transactions. As of March 31, 2013, the fair value of warrants issued in March 2007 to purchase 903,955 shares of the Company’s common stock was estimated by the Company to be $168 using the Black-Scholes with the following assumptions: dividend yield of 0%, expected stock price volatility of 0.54, risk free interest rate of 0.11%, and an expected life of six months. There were no transfers of assets or liabilities between level 1, level 2, or level 3 during the periods ended March 31, 2013 and June 30, 2012.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the nine months ended March 31, 2013 and 2012:

	Nine months ended
	March 31,
	2013	2012
	(unaudited)	(unaudited)
Balance, Beginning of period	$918,566	$2,732,253
Purchase, sales, issuance, settlements, or transfers	-	-
Gain (loss) due to change in fair value of warrant liabilities, net	(1,249,456)	1,983,442
Balance, End of period	$2,168,022	$748,811

7.  COMMON STOCK AND COMMON STOCK WARRANTS

Under the 2010 Stock Incentive Plan, the Company recorded stock compensation expense of $15,074 and $65,058 and issued 500 and 12,441 shares of Common stock during the three and nine months ended March 31, 2013. The fiscal year to date expenses for the vesting of shares of Common Stock as of March 31, 2013 related to the following: $29,375 for shares granted under employment agreements entered into with its executive officers in April 2011; $14,921 for shares granted to Directors of the Company in June 2011 and March 2012; $19,038 for shares issued to Company Directors in lieu of cash payment; and $1,724 for shares granted to an employee.

In July 2012, the Board of Directors accepted the recommendation of the Compensation Committee that each of the three non-employee Directors who joined the Board after March 31, 2012 receive a stock award of 10,000 shares of Common Stock. Under the 2011 Stock Incentive Plan (the “2011 Plan”) 30,000 shares of Common Stock were awarded with a grant date fair value of $1.45 per share, and vest as follows: 9,999 on August 10, 2012; 9,999 on August 10, 2013; and, 10,002 on August 10, 2014. Under the 2011 Plan the Company recorded stock compensation expense of $28,697 and $140,392 and issued 10,454 and 89,165 shares of Common stock during the three and nine months ended March 31, 2013, respectively. The fiscal year to date expenses for the vesting of shares of Common Stock as of March 31, 2013 related to the following: $44,532 for shares granted under employment agreements entered into with its executive officers in September 2011; $38,160 of expenses related to vesting of shares granted to employees in April 2012; $28,999 of expenses related to vesting of shares granted to Directors of the Company in July 2012; and $28,701 for shares issued to Company Directors in lieu of cash payment.

In September 2012, the Board of Directors accepted the recommendation of the Compensation Committee granted and 71,429 shares of Common Stock with a grant date fair value of $100,000 to its Chief Executive Officer (“CEO Incentive Plan”) under the 2012 Stock Incentive Plan (the “2012 Plan”) to vest over a period of up to three years based on performance of the Company’s Common Stock. In October 2012, the Company adopted a plan pursuant to which up to 60,000 shares of Common stock would be awarded to employees based on various performance targets of the Company for the 2013 fiscal year. The Company recorded stock compensation expense of $105,238 and $163,783 and issued 46,696 and 218,694 shares of Common Stock during the three and nine months ended March 31, 2013. The fiscal year to date expenses for the vesting of shares of Common Stock as of March 31, 2013 related to the following: $33,334 for shares granted to an executive officer in September 2012 under the CEO Incentive Plan and which become vested in March 2013; $102,261 for shares issued to Company Directors in lieu of cash payment; and $28,188 for shares granted to employees in October 2012. 58,599 shares of Common Stock were issued to Company Directors in lieu of cash payment for compensation for services to the Company in the nine months ended March 31, 2013. 136,285 shares of Common Stock were issued to its executive officers under the Fiscal Year 2012 Performance Share Plan (the “2012 Performance Plan”) after the filing of the Company’s form 10-K on September 26, 2012; and, 23,810 shares of Common Stock were issued for the CEO Incentive Plan which became vested in March 2013.

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

7.  COMMON STOCK AND COMMON STOCK WARRANTS (CONTINUED)

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

As of September 5, 2012 and through March 31, 2013, there were not sufficient shares for the maximum awards available under the existing 2012 stock incentive plan or another stock plan that had been approved by the shareholders of the Company. Therefore, in accordance with ASC Topic 718, “Stock Compensation”, this award is accounted for as a liability of the Company. As of March 31, 2013 and for the three and nine months then ended the Company recorded a liability as if the award will be settled in cash of $42,200 and recorded an expense reversal and expense of $45,537 and $42,200, respectively, as its estimate of the award earned by Messrs. Herbert and DeMedio.

As of March 31, 2012, the Company recorded a liability of $114,117, and expense for the three and nine months then ended of $47,549 and $114,117, respectively, for the 2012 Performance Plan.

During the three and nine months ended March 31, 2012, the Company recorded stock compensation expense of $83,300 and $510,797, and issued 5,480 and 195,278 shares of Common Stock, respectively. The 2012 fiscal year to date expenses for the vesting of shares of Common Stock as of March 31, 2012 related to the following: $109,980 of expense associated with severance for our former CEO; $124,842 and $210,186 for grants to the executive officers in April and September 2011, respectively; $6,991 of expenses related to vesting of shares granted to employees in June 2011; $43,798 of expenses related to vesting of shares granted to Directors of the Company in June 2011; and $15,000 for shares issued to Company Directors in lieu of cash payment.

In the nine months ended March 31, 2012, executive officers exercised their right to cancel shares of common stock awarded to them under prior employment agreements and the 2012 Performance Plan for the payment of payroll taxes. In total 64,847 shares of the Company’s Common Stock were cancelled to satisfy $121,052 of related payroll obligations.

Warrants to purchase up to 291,432 shares of Common Stock, issued in conjunction with the 2009 Rights Offering, exercisable at $2.20 per share expired unexercised on August 6, 2012; and, warrants to purchase up to 17,532 shares of Common Stock, issued in 2007, exercisable at $7.70 per share expired unexercised on October 17, 2012. Warrants issued under the 2010 Public Offering were exercised in the nine months ended March 31, 2013, resulting in the issuance of 96,086 shares of Common Stock at $1.13; in addition, broker-dealers exercised warrants issued through the 2010 Public and Rights Offerings resulting in the issuance of 17,094 shares of Common stock and the cancellation of 19,092 warrants for the cashless exercises.

8.  COMMITMENTS

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

9.  SUBSEQUENT EVENTS

Line of Credit

On April 15, 2013, USA Technologies, Inc. (the “Company”) and Avidbank Corporate Finance, a division of Avidbank (the “Bank”), entered into a Third Amendment (the “Third Amendment”) to the Loan and Security Agreement dated as of June 21, 2012 previously entered into by them, as amended by a First Amendment thereto dated as of January 1, 2013, and by a Second Amendment thereto dated as of April 2, 2013 (collectively, the “Loan Agreement”). The Loan Agreement provides for a secured asset-based revolving line of credit facility (the “Line of Credit”). The Third Amendment provides that, among other things, the aggregate amount available under the Line of Credit will be increased from $3.0 million to $5.0 million, and the maturity date of the Line of Credit will be extended for another twelve months, or until June 21, 2014.

Prior to the Third Amendment, the aggregate amount of advances available to the Company under the Line of Credit could not exceed the lesser of (i) $3.0 million, or (ii) 75% of eligible accounts receivable as defined in the Loan Agreement plus 80% of the prior two months transaction processing revenues and networking service fees as defined in the Loan Agreement, provided that the amounts advanced on account of such processing revenues and service fees could not exceed $2.0 million without the Bank’s prior consent.

The Third Amendment provides that the aggregate amount of advances now available to the Company under the Line of Credit cannot exceed the lesser of (i) $5.0 million, or (ii) 80% of the prior three months transaction processing revenues and networking service fees as defined in the Loan Agreement.

Prior to the Third Amendment, the Company was required to maintain a balance of unrestricted cash in accounts with the Bank of at least $3.0 million. The Third Amendment now provides that if the amount of the Company’s monthly “net cash provided by (used in) operating activities” including Jumpstart investments, as set forth in the Company’s monthly cash flow statements prepared in accordance with GAAP (the “RML”) is negative, the Company must maintain a balance of unrestricted cash in accounts with the Bank plus the availability under the Line of Credit of at least six times the RML. If the RML is positive, then in lieu of the foregoing requirement, the Company must maintain a minimum ratio of current assets to current liabilities of at least 1.00 to 1.00.

On April 29, 2013, the Company and the Bank entered into a Fourth Amendment (“Fourth Amendment”) to the Loan and Security Agreement to change the RML from the monthly “net cash provided by (used in) operating activities” including Jumpstart investments to the average monthly amount (based on the prior three months) of the Company’s “net cash provided by (used in) operating activities” including JumpStart investments, as set forth in the Company’s monthly cash flow statements prepared in accordance with GAAP.

Common Stock

In April 2013, based on performance of the Company’s Common Stock an additional, 23,810 shares of Common Stock became vested under the CEO Incentive Plan (see Note 7).

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

●
the incurrence by us of any unanticipated or unusual non-operating expenses which would require us to divert our cash resources from achieving our business plan, including the commercial production and introduction of our next generation G-9 and G-10 devices;

●	the ability of the Company to predict or estimate its future quarterly or annual revenues and expenses given the developing and unpredictable market for its products;

●	the ability of the Company to retain key customers from whom a significant portion of its revenues is derived;

●	the ability of a key customer to reduce or delay purchasing products from the Company;

●	the ability of the Company to obtain widespread commercial acceptance of its products;
●
whether any patents issued to the Company will provide the Company with any competitive advantages or adequate protection for its products, or would be challenged, invalidated or circumvented by others; and

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

RESULTS OF OPERATIONS

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Results for the fiscal quarter ended March 31, 2013 continued to demonstrate significant growth and improvements in the Company’s operations as compared to the quarter ended March 31, 2012. Highlights of year over year improvements include:

●	Total revenue up 19%;
●	Gross profit dollars up 32%
●	Recurring license and transaction fee revenue up 26%;
●
GAAP net loss of ($1.0) million (includes $1.3 million non-cash charge for change in fair value of warrants), from a GAAP net loss of ($0.5) million (includes $0.1 million benefit for fair value of warrants); and,

●	Non-GAAP net income of $293,011, up from a non-GAAP net loss of ($633,692) in the same quarter a year ago.

Revenues for the quarter ended March 31, 2013 were $8,980,804, consisting of $7,562,589 of license and transactions fees and $1,418,215 of equipment sales, compared to $7,527,051 for the quarter ended March 31, 2012, consisting of $5,985,052 of license and transaction fees and $1,541,999 of equipment sales. The increase in total revenue of $1,453,753, or 19%, was primarily due to an increase in license and transaction fees of $1,577,537, or 26%, offset by a decrease in equipment sales of $123,784 or 8%, from the same period in the prior year.

Revenue from license and transaction fees is fueled primarily by monthly ePort Connect® service fees and transaction processing fees. License and transaction fee highlights for the quarter ended March 31, 2013 included:

●
Revenue from license and transaction fees grew 26%, to approximately $7.6 million for the third quarter of fiscal 2013 from $6.0 million for the same period a year ago. These recurring revenues represented 84% and 80% of total revenue for the third quarter of fiscal 2013 and 2012, respectively;

●	Gross profit margin improvement of approximately 4 percentage points to 41% for the third quarter fiscal 2013 compared to 37% a year ago;
●	Increases in the number of small-ticket, credit/debit transactions and dollars handled in the third quarter of 26% and 29%, respectively, compared to the same period a year ago;
●	21%, or 425 more ePort Connect customers added in the current quarter than the prior year third quarter, for 4,525 customers at March 31, 2013; and
●	As of March 31, 2013, the Company had approximately 196,000 connections to the ePort Connect service as compared to approximately 148,000 connections to the ePort Connect service as of March 31, 2012.

The increase in license and transaction fees was due to the growth in ePort Connect service fees and transaction dollars handled from the increased number of connections to our ePort Connect service. As of March 31, 2013, the Company had approximately 196,000 connections to the ePort Connect service as compared to approximately 148,000 connections to the ePort Connect service as of March 31, 2012. During the quarters ended March 31, 2013 and 2012, the Company added approximately 10,000 and 12,000, respectively, net connections to our network.

Pursuant to its agreements with customers, in addition to ePort Connect service fees the Company earns transaction processing fees equal to a percentage of the dollar volume processed by the Company. During the quarter ended March 31, 2013, the Company processed approximately 32.4 million transactions totaling approximately $54.5 million compared to approximately 25.7 million transactions totaling approximately $42.4 million during the quarter ended March 31, 2012, an increase of approximately 26% in the number of transactions and approximately 29% in the value of transactions processed.

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

New ePort Connect customers added during the quarter ended March 31, 2013 totaled 425, bringing the total number of such customers to approximately 4,525 as of March 31, 2013. The Company added approximately 350 new customers in the quarter ended March 31, 2012. By comparison, the Company had approximately 2,850 customers as of March 31, 2012, representing a 59% increase during the past twelve months.

The $123,784 decrease in equipment sales was mainly a result of a decrease of approximately $137,000 in Energy products, offset by an increase of approximately $13,000 in ePort and other product sales. The $137,000 decrease in Energy products is directly attributable to selling fewer units during the quarter ended March 31, 2013 than during the quarter ended March 31, 2012.

Cost of sales consisted of cost of services for license and transaction fee related costs of $4,525,244 and $3,749,862 and equipment costs of $774,221 and $981,969, for the quarters ended March 31, 2013 and 2012, respectively. The increase in total cost of sales of $567,634, or 12%, was due to an increase in cost of services of $775,382 and a decrease in equipment costs of $207,748. The increase in cost of services was predominantly related to increases in units connected to the network and increases in transaction dollars processed. Of the $208,000 decrease in equipment costs, $119,000 and $76,000 is directly attributable to decrease in number of Energy & ePort products sold, respectively, during the quarter ended March 31, 2013 than during the quarter ended March 31, 2012. Gross profit (“GP”) for the quarter ended March 31, 2013 was $3,681,339 compared to GP of $2,795,220 for the previous corresponding quarter, an increase of $886,119, of which $802,155 represents increases attributable to license and transaction fees and $83,964 of greater equipment sales GP. Overall margins increased from 37% to 41% due to license and transaction fees margins having increased from 37% to 40% and by equipment sales margins having increased from 36% to 45%. Improved license and transaction fee margins are due to increased efficiencies stemming from new and/or renegotiated partnership agreements as well as a larger ePort Connect service base.

Selling, general and administrative (“SG&A”) expenses of $3,003,231 for the quarter ended March 31, 2013, decreased by $37,331, or 1%, from the same quarter in the prior fiscal year. Quarter over quarter, SG&A activity was fairly consistent.

Other income and expense for the quarter ended March 31, 2013, mostly consisted of $1,308,954 of non-cash charges for the change in the fair value (“FV”) of the Company’s warrant liabilities. Factors affecting the change in fair value include the increase in the Black-Scholes value (“BSV”) of the warrants and the decrease in the discount from the BSV to the FV due to the Company’s increased market capitalization (rising stock price during the quarter fueled the increase), and the decreasing volatility of the Company’s Common Stock. In the same quarter a year ago, the Company had a non-cash gain of $95,074 for the same warrant liabilities.

The quarter ended March 31, 2013 resulted in a net loss of $1,015,943 compared to a net loss of $538,618 for the quarter ended March 31, 2012, an increased loss of $477,325 from the prior corresponding fiscal quarter. For the fiscal quarters ended March 31, 2013 and 2012, the loss per common share (basic and diluted) was $0.04 and $0.03, respectively.

Non-GAAP net income was $293,011, compared to a non-GAAP net loss of $633,692 for the third quarters of fiscal 2013 and 2012, respectively. Management believes that non-GAAP net income (loss) and non-GAAP diluted earnings (loss) per common share are important measures of USAT’s business. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that these non-GAAP financial measures serve as useful metrics for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP (United States’ Generally Accepted Accounting Principles) financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance.

Reconciliation of net loss to Non-GAAP net income (loss) for the quarters ended March 31, 2013 and 2012 is as follows:

	Three months ended
	March 31,
	2013	2012
Net loss	$(1,015,943)	$(538,618)
Non-GAAP adjustments:
Fair value of warrant adjustment	1,308,954	(95,074)
Non-GAAP net income (loss)	$293,011	$(633,692)

Net loss	$(1,015,943)	$(538,618)
Non-GAAP net income (loss)	$293,011	$(633,692)

Cumulative preferred dividends	(332,226)	(332,226)
Net loss applicable to common shares	$(1,348,169)	$(870,844)
Non-GAAP net loss applicable to common shares	$(39,215)	$(965,918)
Weighted average number of common shares outstanding (basic and diluted)	32,821,345	32,466,528
Net loss per common share (basic and diluted)	$(0.04)	$(0.03)
Non-GAAP net loss per common share (basic and diluted)	$(0.00)	$(0.03)

As used herein, non-GAAP net income (loss) represents GAAP net loss excluding costs relating to any adjustment for fair value of warrant liabilities. As used herein, non-GAAP loss per common share is calculated by dividing non-GAAP net loss applicable to common shares by the weighted average number of shares outstanding.

For the quarter ended March 31, 2013, the Company had Adjusted EBITDA of $1,688,438. Reconciliation of net loss to Adjusted EBITDA for the quarters ended March 31, 2013 and 2012 is as follows:

	Three months ended
	March 31,
	2013	2012
Net loss	$(1,015,943)	(538,618)

Less interest income	(11,082)	(14,029)

Plus interest expense	61,379	10,520

Plus income tax expense	6,911	-

Plus depreciation expense	1,003,610	631,330

Plus amortization expense	185,600	258,600

Less change in fair value of warrant liabilities	1,308,954	(95,074)

Plus stock-based compensation	149,009	83,300

Adjusted EBITDA	$1,688,438	$336,029

As used herein, Adjusted EBITDA represents net loss before interest income, interest expense, income taxes, depreciation, amortization, change in fair value of warrant liabilities, stock-based compensation expense, and impairment expense on intangible assets. We have excluded the non-operating item, change in fair value of warrant liabilities, because it represents a non-cash charge that is not related to the Company’s operations. We have excluded the non-cash expenses, stock-based compensation, and impairment expense, as they do not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure, which is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, and because it is less susceptible to variances in actual performance resulting from depreciation and amortization and non-cash charges for changes in fair value of warrant liabilities and stock-based compensation expense.

Nine months ended March 31, 2013 compared to the nine months ended March 31, 2012

Results for the nine-month period ended March 31, 2013 continued to demonstrate significant growth and improvements in the Company’s operations as compared to the nine months ended March 31, 2012. Highlights of year over year improvements include:

●	Total revenue up 24%;
●	Gross profit dollars up 54%;
●	Recurring license and transaction fee revenue up 29%;
●
GAAP net loss of ($0.8) million (includes $1.2 million non-cash charge for change in fair value of warrants), from a GAAP net loss of ($2.4) million (includes $2.0 million benefit for fair value of warrants); and,

●	Non-GAAP net income of $754,412, up from a non-GAAP net loss of ($3,447,073).

Revenues for the nine-month period ended March 31, 2013 were $26,255,403, consisting of $21,872,187 of license and transactions fees and $4,383,216 of equipment sales, compared to $21,114,397 for the nine-month period ended March 31, 2012, consisting of $16,988,179 of license and transaction fees and $4,126,218 of equipment sales. The increase in total revenue of $5,141,006, or 24%, was primarily due to an increase in license and transaction fees of $4,884,008, or 29%.

License and transaction fee highlights for the nine-month period ended March 31, 2013 included:

●
Revenue from license and transaction fees, which is fueled primarily by monthly ePort Connect® service fees and transaction processing fees, grew 29%, to approximately $21.9 million for the first nine months of fiscal 2013 from $17.0 million for the same period a year ago. These recurring revenues represented 83% and 80% of total revenue for the first nine months of fiscal 2013 and 2012, respectively;

●	Gross profit margin improvement of approximately 8 percentage points to 40% gross margins for the first nine months of fiscal 2013 compared to 32% a year ago;
●
Increases in the number of small-ticket, credit/debit transactions and dollars handled in the first nine months of fiscal 2013 of 23% and 26%, respectively, compared to the same period a year ago; and,

●	36%, or 1,225 new ePort Connect customers added in the first nine months of fiscal 2013, for 4,525 customers at March 31, 2013.

As of March 31, 2013, the Company had approximately 196,000 connections to the ePort Connect service as compared to approximately 148,000 connections to the ePort Connect service as of March 31, 2012. During the nine-month periods ended March 31, 2013 and 2012, the Company added approximately 32,000 and 29,000 net connections to our network, representing a 4,000 connection increase, or 14%. JumpStart units represented approximately 80% and 50% of net connections added during the first nine months of the 2013 and 2012 fiscal years, respectively, which also contribute to license and transaction fee revenue.

Pursuant to its agreements with customers, the Company in addition to ePort Connect service fees earns transaction processing fees equal to a percentage of the dollar volume processed by the Company, which are included as licensing and transaction processing revenues in its Consolidated Statements of Operations. During the nine-month period ended March 31, 2013, the Company processed approximately 92.6 million transactions totaling approximately $156 million compared to approximately 75.3 million transactions totaling approximately $124 million during the nine-month period ended March 31, 2012, an increase of approximately 23% in the number of transactions and approximately 26% in the value of transactions processed.

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

In addition, our customer base increased with approximately 1,225 new ePort Connect customers during the nine-month period ended March 31, 2013 bringing the total number of such customers to approximately 4,525 as of March 31, 2013. The Company added approximately 900 new customers in the nine-month period ended March 31, 2012. By comparison, the Company had approximately 2,850 customers as of March 31, 2012, representing a 59% increase during the past twelve months.

The $256,998 increase in equipment sales was mainly a result of an increase of approximately $740,000 in ePort product sales, offset by a decrease of approximately $459,000 in Energy products. The $740,000 increase in ePort products was directly attributable selling more units during the nine-month period ended March 31, 2013 than during the nine-month period ended March 31, 2012, as well as a $301,000 increase in activation fees on connections in the period compared to the prior year. In addition, we had approximately $250,000 net revenues under various special projects for customers. The $459,000 decrease in Energy products is directly attributable to selling fewer units during the nine-month period ended March 31, 2013 than during the nine-month period ended March 31, 2012. Cost of sales consisted of cost of services for network and transaction fee related costs of $13,080,816 and $11,494,690 and equipment costs of $2,748,785 and $2,836,995, for the nine-month periods ended March 31, 2013 and 2012, respectively. The increase in total cost of sales of $1,497,916 was due to an increase in cost of services of $1,586,126, which was offset by a decrease in equipment costs of $88,210. The increase in cost of services was predominantly related to increases in units connected to the network and increases in transaction dollars processed. The overall decrease in equipment costs is predominately attributable to selling fewer Energy products, which was partially offset by selling more ePort units during the nine-month period ended March 31, 2013 than during the nine-month period ended March 31, 2012.

GP for the nine-month period ended March 31, 2013 was $10,425,802 compared to GP of $6,782,712 for the previous corresponding nine-month period, an increase of $3,643,090, of which $3,297,882 represents increases attributable to license and transaction fees and $345,208 equipment sales GP. Overall margins increased from 32% to 40% due to license and transaction fees margins having increased from 32% to 40% and by equipment sales margins having increased from 31% to 37%. License and transaction fee margins increased due to improved efficiencies stemming from recent partnership agreements as well as a larger ePort Connect service base. The year ago period’s margin of 32% was negatively impacted by approximately $316,000 of costs associated with higher regulated debit interchange acceptance prior to the Company entering into its agreement with Visa (see following paragraph), as well as other actions it took to bring the cost of accepting debit transactions to pre-Durbin levels. The current period was not impacted by these higher interchange costs due to the extension of the Visa Agreement in October 2012.

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

Selling, general and administrative (“SG&A”) expenses of $8,918,030 for the nine-month period ended March 31, 2013, decreased by $1,121,682, or 11%, from the same nine-month period ended in the prior fiscal year. Approximately $647,000 of this decrease was attributable to approximately $975,000 in charges related to costs associated with the investigation and separation of our former CEO during the nine-month period ended March 31, 2012 not occurring in the March 31, 2013 nine-month period, offset by approximately $328,000 in charges related to the proxy contest and related litigation included in the $8,918,030 of SG&A expenses during the nine-month period ended March 31, 2013 and not in the nine-month period ended March 31, 2012.

Outside of the proxy contest and related litigation expenses of the current year, offset by the former CEO separation costs of the prior year, SG&A expenses decreased an additional $474,682, or 5%, in the nine-month period ended March 31, 2013 as compared to the nine-month period ended March 31, 2012. This decrease in expenses is due primarily to $320,000 decrease in employee compensation and benefit costs, mostly associated with the elimination of one executive position (our former CEO) in October 2011, and $160,000 of sales tax expenses in the prior year resulting from a state audit.

Other income and expense for the nine months ended March 31, 2013, mostly consisted of $1,249,456 of non-cash expenses for the change in the fair value (“FV”) of the Company’s warrant liabilities. Factors affecting the change in fair value include the increase in the Black-Scholes value (“BSV”) of the warrants and the decrease in the discount from the BSV to the FV due to the Company’s increased market capitalization (rising stock price during the quarter fueled the increase), and the decreasing volatility of the Company’s Common Stock. In the same period a year ago, the Company had a non-cash gain of $1,983,442 for the same warrant liabilities.

The nine-month period ended March 31, 2013 resulted in net loss of $823,044 compared to a net loss of $2,438,631 for the nine-month period ended March 31, 2012, an improvement of $1,615,587 from the prior corresponding fiscal period. For the nine-month period ended March 31, 2013 and 2012, the loss per common share (basic and diluted) was $0.05 and $0.10, respectively.

Non-GAAP net income was $754,412, compared to a non-GAAP net loss of $3,447,073 for the nine months ended March 31, 2013 and 2012, respectively. Management believes that non-GAAP net income (loss) and non-GAAP diluted earnings (loss) per common share are important measures of USAT’s business. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that these non-GAAP financial measures serve as useful metrics for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance.

Reconciliation of net loss to Non-GAAP net income (loss) for the nine months ended March 31, 2013 and 2012 is as follows:

	Nine months ended
	March 31,
	2013	2012
Net loss	$(823,044)	$(2,438,631)
Non-GAAP adjustments:
Operating expenses
Selling, general and administrative:
Proxy related costs	328,000	-
CEO Separation	-	975,000
Fair value of warrant adjustment	1,249,456	(1,983,442)
Non-GAAP net income (loss)	$754,412	$(3,447,073)

Net loss	$(823,044)	$(2,438,631)
Non-GAAP net income (loss)	$754,412	$(3,447,073)

Cumulative preferred dividends	(664,452)	(664,452)
Net loss applicable to common shares	$(1,487,496)	$(3,103,083)
Non-GAAP net income (loss) applicable to common shares	$89,960	$(4,111,525)
Weighted average number of common shares outstanding (basic and diluted)	32,690,374	32,400,049
Net loss per common share (basic and diluted)	$(0.05)	$(0.10)
Non-GAAP net income (loss) per common share (basic and diluted)	$0.00	$(0.13)

As used herein, non-GAAP net income (loss) represents GAAP net loss excluding costs relating to the proxy contest, the costs associated with the separation of the former CEO, any adjustment for fair value of warrant liabilities, and any charges for impairment of intangible assets. As used herein, non-GAAP diluted earnings (loss) per common share is calculated by dividing non-GAAP net income (loss) applicable to common shares by the diluted weighted average number of shares outstanding.

For the nine-month period ended March 31, 2013, the Company had Adjusted EBITDA of $4,171,867 that includes approximately $328,000 of proxy related expenses. Reconciliation of net loss to Adjusted EBITDA for the nine-month periods ended March 31, 2013 and 2012 is as follows:

	Nine months ended
	March 31,
	2013	2012
Net loss	$(823,044)	$(2,438,631)

Less interest income	(52,910)	(45,183)

Plus interest expense	109,402	70,756

Plus income tax expense	20,734	-

Plus depreciation expense	2,742,196	1,747,445

Plus amortization expense	556,800	775,800

Less change in fair value of warrant liabilities	1,249,456	(1,983,442)

Plus stock-based compensation	369,233	510,797

Adjusted EBITDA	$4,171,867	$(1,362,458)

As used herein, Adjusted EBITDA represents net loss before interest income, interest expense, income taxes, depreciation, amortization, the change in fair value of warrant liabilities, stock-based compensation expense, and impairment expense on intangible assets. We have excluded the non-operating item, change in fair value of warrant liabilities, because it represents a non-cash charge that is not related to the Company’s operations. We have excluded the non-cash expenses, stock-based compensation, and impairment expense, as they do not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure, which is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, and because it is less susceptible to variances in actual performance resulting from depreciation and amortization and non-cash charges for changes in fair value of warrant liabilities and stock-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-month period ended March 31, 2013, net cash provided by operating activities was $2,382,748 as result of a net loss of $823,044, which was offset by non-cash charges of $4,954,397 and net cash used in the change in operating assets and liabilities of $1,748,605. Of the $4,954,397 of non-cash charges, the most significant during the nine months were depreciation and amortization of assets, the increase in fair value of warrant liabilities, and charges for the vesting and issuance of common stock for employee and director compensation. The cash used in the $1,748,605 change in the Company’s operating assets and liabilities was primarily the result of decreases of $1,792,479 in accrued expenses and $803,875 in accounts payable, offset by decreases in receivables, inventory, and other assets of $110,905, $685,114, and $51,730, respectively.

During the nine-month period ended March 31, 2013, the Company used $6,383,297 for investing activities of which $6,320,514 related to the purchase of equipment for the JumpStart Program. The Company obtained net cash of $1,522,441 through financing activities, $2,000,000 of which are net proceeds from the Line of Credit and cash proceeds of $108,577 from warrant exercises, offset by $465,084 related to repayment of debt and $121,052 related to retirement of Common Stock. .

Until this fiscal year, the Company had incurred losses since inception; and, therefore, raised capital through equity offerings in order to fund operations. Our accumulated deficit through March 31, 2013 is composed of cumulative losses amounting to approximately $199,980,000, preferred dividends converted to common stock of approximately $2,690,000, and charges incurred for the open-market purchases of preferred stock of approximately $150,000.

As a result of the continued growth in connections to our ePort Connect service that has fueled the strong growth in recurring revenue from license and transaction fees and the substantial improvement in GP dollars, the operations of the business are now contributing to funding operations of the Company.

Adjusted EBITDA during the current nine-month period was $4,171,867 compared to an Adjusted EBITDA loss of $1,362,458 for the comparable nine-month period last fiscal year. The Company reports Adjusted EBITDA to reflect the liquidity of operations and a measure of operational cash flow. Adjusted EBITDA excludes significant non-cash charges such as depreciation, amortization of intangibles, fair value warrant liability changes and stock-based compensation from net income (loss). We believe that, provided there are no unusual or unanticipated material non-operational expenses, achieving positive Adjusted EBITDA is sustainable, and will continue to increase, as our connection base increases.

For the nine months ended March 31, 2013, cash provided by operating activities was $2,382,748. The Company believes it will continue to generate positive cash flow from operations during the remainder of the 2013 fiscal year, and into the 2014 fiscal year, as the Company adds connections to its existing base of connections, provided there are no material unanticipated or unusual non-operational events. The largest use of cash is for ePorts purchased during the first nine months of the fiscal year for use in the Company’s JumpStart Program. During the three and nine months ended March 31, 2013, the Company used cash of $1,778,344 and $6,320,514, respectively, in its JumpStart Program.

The Company anticipated using the JumpStart Program for approximately 55% to 60% of its anticipated connections in fiscal 2013 as a result of the potential diversification from the kiosk market, where many customers only require our ePort SDK or Quick Connect Web service. The Company’s sales, marketing, development and partnering efforts are focused on securing connections from sources away from JumpStart, such as ePort SDK, Quick Connect web, ePort Mobile and direct sales of its ePort hardware device. However, since the actual percentage of total connections from JumpStart during the nine months ended March 31, 2013 have been higher than anticipated, and given the use of cash required by the JumpStart Program, the Company may choose to adjust JumpStart levels or modify the JumpStart Program, subject to contractual obligations, to ensure our cash resources stay at levels deemed necessary in order to fund the ongoing operational requirements of the Company.

For example, during April 2013, the Company entered into a mutually exclusive agreement with a new customer in a vertical market outside of the vending market. The connections to be added to the Company's ePort Connect Service related to this new customer would not require utilization of the Company's JumpStart Program.

The Company has three sources of cash available to fund and grow the business: (1) cash on hand of approximately $3.9 million at March 31, 2013; (2) the anticipated cash generated from operations; and (3) the availability of the line of credit with Avidbank, which in April 2013 the borrowing base was increased to $5 million, provided we continue to satisfy the various affirmative and negative covenants set forth in the loan agreement.

In addition to the above, as of March 31, 2013, the Company currently has outstanding 2,435,170 common stock warrants at an exercise price of $1.13 per share expiring on December 31, 2013. The warrants currently trade on NASDAQ under the symbol USATZ. Provided the Company’s current stock price remains above the exercise of $1.13, the exercise of these warrants could provide additional cash resources of up to $2,751,742 by December 31, 2013.

Therefore, based upon the above assumptions, the Company believes its existing cash, cash equivalents and available cash resources as of March 31, 2013, would provide sufficient funds through at least July 1, 2013 in order to meet its cash requirements, including payment of its accrued expenses and payables, any cash resources to be utilized for the JumpStart Program, other anticipated capital expenditures, and the repayment of long-term debt.

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2013. Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes during the quarter ended March 31, 2013 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information.

Item 3. Defaults Upon Senior Securities

There were no defaults on any senior securities. However, on February 1, 2013 an additional $332,226 of dividends were accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of March 31, 2013 are $11,596,324. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

Item 6. Exhibits

Exhibit Number	Description

10.1	Fourth Amendment to Loan and Security Agreement dated April 29, 2013, between the Company and Avidbank Corporate Finance, a division of Avidbank
31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date: May 14, 2013	/s/ Stephen P. Herbert
Stephen P. Herbert,
Chief Executive Officer

Date: May 14, 2013	/s/ David M. DeMedio
David M. DeMedio
Chief Financial Officer