Form 10-K
period 2013-06-30
USA TECHNOLOGIES INC
filed 2013-09-30
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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
Yes ☐ No ☒

The aggregate market value of the voting common equity securities held by non-affiliates of the Registrant was $54,959,924 as of the last business day of the most recently completed second fiscal quarter, December 30, 2012, based upon the closing price of the Registrant’s Common Stock on that date.

As of September 10, 2013, there were 33,441,324 outstanding shares of Common Stock, no par value.

USA TECHNOLOGIES, INC.

2

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, those described in the “Risk Factors” section of this Form 10-K. We cannot assure you that we have identified all the factors that create uncertainties. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Readers should not place undue reliance on forward-looking statements.

Any forward-looking statement made by us in this Form 10-K speaks only as of the date of this Form 10-K. Unless required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

3

USA TECHNOLOGIES, INC.

PART I

Item 1. Business.

OVERVIEW

USA Technologies, Inc. (the “Company”, “We”, “USAT”, or “Our”) was incorporated in the Commonwealth of Pennsylvania in January 1992. We are a provider of technology-enabled solutions that facilitate electronic payment transactions and value-added services primarily within the unattended Point of Sale (“POS”) market. We are a leading provider in the small ticket, beverage and food vending industry and are expanding our solutions to other unattended market segments, such as amusement, commercial laundry, kiosk and others. Since our founding, we have designed and marketed systems and solutions that facilitate electronic payment options, as well as telemetry and machine-to-machine (“M2M”) services which include the ability to remotely monitor, control, and report on the results of distributed assets containing our electronic payment solutions. Historically, these distributed assets have relied on cash for payment in the form of coins or bills, whereas, our systems allow them to accept cashless payments such as through the use of credit or debit cards and contactless forms, such as mobile payment.

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

As of June 30, 2013, the Company had approximately 214,000 connections to its ePort Connect service, compared to approximately 164,000 connections as of June 30, 2012, representing a 30% increase. During the year ended June 30, 2013, the Company processed approximately 129 million cashless transactions totaling approximately $219 million in transaction dollars, representing a 26% increase in transaction volume and a 28% increase in dollars processed from the 103 million cashless transactions totaling approximately $171 million during the previous fiscal year ended June 30, 2012.

The above chart shows the increase, during the last four fiscal years, in the number of connections, revenues and the dollar value of transactions handled by us. The vertical bars reflect total revenues, broken down by license and transaction fees and equipment revenues. The solid line reflects the number of connections to our ePort Connect service, as of the end of each of the last four fiscal years, as indicated by its mid-point on the revenue bar for each year. Similarly, the dollar value of transactions handled by us during each of the last four fiscal years is indicated by the dotted line and its mid-point on the revenue bar for each year.

Our solutions have been designed to simplify the transition to cashless for traditionally cash-only based businesses. As such, they are turnkey and include our comprehensive ePort Connect service and POS electronic payment devices or certified payment software able to process traditional magnetic stripe credit and debit cards, contactless credit and debit cards and mobile payments. Services through ePort Connect are maintained on our proprietary operating systems and include merchant account setup on behalf of the customer, automatic processing and settlement, sales reporting, 24x7 customer support and value-added, optional services. In addition, the functionality of our solutions include the flexibility to execute a variety of payment applications on a single system, transaction security, connectivity options, compliance with certification standards, and centralized, accurate, real-time sales and inventory data to manage distributed assets (wireless telemetry and M2M).

4

Our customers range from global food service organizations to small operators primarily in the self-serve, small ticket retail markets including beverage and food vending, amusement and arcade, commercial laundry, car wash, tolls, and various other self-serve kiosk applications; and equipment developers or manufacturers who incorporate our ePort Connect service into their product offerings.

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

We have a reliable history in cashless payments and a recognized brand name, value proposition for our customers and reputation of innovation in our product and services. We believe that the foregoing positions allow us to capitalize on industry trends.

THE INDUSTRY

We operate primarily in the small ticket electronic payments industry and, more specifically, the unattended POS market. We also have the ability to accept cashless payment “on the go” through mobile-based payment services, which are generally higher ticket transactions. Our solutions facilitate electronic payments in industries that have traditionally relied on cash transactions. We believe the following industry trends will drive growth in demand for electronic payment systems in general and more specifically within the markets we serve:

■	the shift toward electronic payment transactions and away from cash and checks;

■	the increase in both consumer and merchant/operator demand for electronic transaction functionality; and

■	improving POS technology and NFC equipped mobile phone payment technology.

Shift toward electronic payment transactions and away from cash and checks

There has been a shift away from paper-based methods of payment, including cash and checks, towards electronic-based methods of payment. According to The Nilson Report, December 2012, paper-based methods of payment continued to decline in 2010, representing 38.97% of transaction dollars measured compared to 50.45% in 2005. The four card-based systems—credit, debit, prepaid, and electronic benefits transfer—generated $4.22 trillion in the United States in 2011, 50.6% of transaction dollars measured, compared to 42.3% in 2006. By 2016, The Nilson Report projects spending at merchants in the U.S., from the four card-based system to grow to $6.5 trillion, or 62.8% or total transaction dollars measured.

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

Increase in Merchant/Operator Demand. Increasingly, merchants and operators of unattended payment locations (e.g., vending machines, car wash, tabletop games, etc.) are utilizing electronic payment alternatives as a means to improve business results. The Company works with its customers to help them drive increased revenue of their distributed assets through this expanded market opportunity and many continue to see positive results. In addition, electronic payment systems can provide merchants and operators real-time sales and inventory data utilized for back-office reporting and forecasting, helping them to manage their business more efficiently.

Increase in Demand for Networked Assets. M2M (machine-to-machine) technology includes capturing value from wireless modules and electronic devices to improve business productivity and customer service. The term M2M describes any kind of 2-way communication system between geographically distributed devices through a centrally managed software application without human intervention. As such, the Company’s integrated POS and ePort Connect remote data management capabilities fall into this category of solution. For example, the Company’s new ePortGO solution integrates cashless payment with software and hardware specific to the taxi and for-hire vehicle industry. In addition, networked assets can provide valuable information regarding consumers’ purchasing patterns and payment preferences, allowing operators to more effectively tailor their offerings to consumers. According to a Verizon Wireless 2011 whitepaper (When Machines Talk, Businesses Listen) within ten years the number of machines that can be connected should exceed sixty billion units. The Company believes that its expertise in integrating cashless payments, its scalable network data capacity, experience with high transaction volume and high quality and reliable data management capabilities make it well suited for the growing opportunities in the M2M market.

5

POS Technology and NFC Equipped Mobile Phone Payment Improvements

Consumer Interest in Mobile Payment. We believe that NFC-enabled POS terminals and digital wallet applications, such as ISIS, Google Wallet and others, stand to benefit from these evolving trends in mobile payment. Digital wallet is essentially a digital service, accessed via the web or a mobile phone application that serves as a substitute for the traditional credit or debit card. Providers and consumers can also benefit from other ancillary offerings such as coupons and loyalty programs.

With over 50% of the Company’s connections NFC-enabled (in addition to being magnetic stripe enabled) as of June 30, 2013, we believe that we are well-positioned to benefit from this emerging space.

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

The Product. The Company offers its customers several different devices or software to connect their distributed assets. These range from our QuickConnect™ Web service and encrypted magnetic stripe card readers to our ePort® hardware that can be attached to the door of a stand-alone terminal.

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

Data Security. We are listed on the VISA Global Registry of Service Providers, meaning that VISA has reviewed and accepted our Report on Compliance (RoC) from an authorized PCI assessor as a PCI Level 1 Service Provider. Our entry on that list is valid for one year and was last updated January 31, 2013. The VISA listing can be found online at http://www.visa.com/splisting/searchGrsp.do

OUR SERVICES

For the fiscal year ended June 30, 2013, license and transaction fees generated by our ePort Connect® service represented 84% of the Company’s revenues. ePort Connect is a solution in the marketplace that provides customers with all of the following, under one cohesive service umbrella:

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

●	Wireless Connectivity. We manage the wireless account activation, distribution, and the relationship with wireless providers for our customers, if needed.

●
Customer/Consumer Services. We support our installed base by providing 24-hour help desk support, repairs, and replacement of impaired system solutions. In addition, all inbound billing inquiries are handled through a 24-hour help desk, thereby eliminating the need for our customers to deal with consumer billing inquiries and potential chargebacks.

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

6

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

●
Value-added Services. Access to additional services such as MORE, our loyalty and prepaid program, two-tier pricing, special promotions such our nationwide Isis mobile payment and loyalty promotion for vending customers, as well as a menu of hardware purchasing options including JumpStart, our terminal-included service option.

●	Deployment Planning. Access to services to help operators successfully deploy cashless payment systems and integrated solutions that is based on our extensive market and customer experience data.

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

OUR PRODUCTS

ePort® is the Company’s core device, which is currently being utilized in self-service, unattended markets such as vending, amusement and arcade, car wash, and various other kiosk applications. Our ePort® product facilitates cashless payments by capturing payment information and transmitting it to our network for authorization with the payment system (e.g., credit card processors). Additional capabilities of our ePort® consist of control/access management by authorized users, collection of audit information (e.g., date and time of sale and sales amount), diagnostic information of the host equipment, and transmission of this data back to our network for web-based reporting, or to a compatible remote management system. Our ePort products are available in several distinctive modular configurations, and as hardware, software or as an API Web service, offering our customers flexibility to install a POS solution that best fits their needs and customer demands.

●
ePort Edge™ product became available for sale to customers during Fiscal 2009. The ePort Edge™ is a one-piece design and is intended for those customers who require a magnetic swipe-only cashless system with basic features at a lower price point.

●
ePort® G-8 is a PCI compliant two-piece design that supports traditional magnetic stripe credit/debit cards and contactless cards. The ePort G8 telemeter is also available as a stand-alone DEX telemetry solution.

●
ePort® G-9 was introduced in Fiscal 2013 and is expected to be available in Fiscal 2014. It’s designed to offer all the features of the G-8 plus new features that support expanded acceptance options, consumer engagement offerings and advanced diagnostics.

●
ePort® G-10 was introduced in Fiscal 2013 and is expected to be available in Fiscal 2014. It’s expected to include all of the added features of the G-9, plus a larger screen for messaging and consumer interaction as well as expanded contact and contactless EMV features.

●
QuickConnect™ was introduced in August 2012. QuickConnect™ is a Web service that allows a client application to securely interface with the Company’s ePort Connect service. QuickConnect™ essentially replaces ePort SDK (software development kit), which captured our ePort® technology in software form for PC-based devices such as kiosks.

Other forms of our ePort technology include:

●
eSuds®, our solution developed for the commercial laundry industry that enables laundry operators to provide customers cashless transactions via the use of their credit cards, debit cards and other payment mediums such as student IDs. Effective with the April 2013 mutually exclusive agreement with Setomatic Systems, we are no longer selling the eSuds® solution to new customers.

7

●
ePortMobile™ is a mobile acceptance solution for credit and debit cards that is supported by USAT’s ePort Connect® service. ePortMobile™ is available as a download from the iTunes and Google Play Store and is also available as an All-In-One solution that includes the phone and data plan.

●
ePortGO™ was introduced in August 2013. ePortGO™ integrates our ePortMobile solution and ePort Connect service with software developed by eTaxi USA, LLC, to address the opportunities for streamlined business process and credit and debit card acceptance in the taxi and for-hire vehicle market.

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

SPECIFIC MARKETS WE SERVE

Our current customers are primarily in the self-serve, small ticket retail markets including beverage and food vending and kiosk, commercial laundry, car wash, tolls, amusement and gaming, and office coffee. While these industry sectors represent only a small fraction of our total market potential, as described below, these are the areas where we have gained the most traction. In addition to being our primary markets, we believe these sectors serve as a proof-of-concept for other unattended POS industry applications.

Vending. According to Vending Times’ 2012 Census of the Industry, annual U.S. sales in the vending industry sector were estimated to be approximately $43 billion in 2011 transacted by over 6 million machines. The Company believes these machines represent a significant market opportunity for electronic payment conversion when compared to the Company’s existing ePort Connect service base and the overall low rate of industry adoption to date. For example, in another study conducted by Automatic Merchandiser (State of the Vending Industry, June 2013) that included a representative 5.4 million machines, cashless adoption was projected at only 7% in 2012, up from 4% in 2011. The increase was attributed to higher product price points, increased acceptance of debit and credit in retail for smaller purchases, Gen X and Y/millennials joining the workforce to become vending consumers and the growing research about how cashless payment systems can increase sales. With the continued shift to electronic payments and the advancement in mobile and POS technology, we believe the traditional beverage and food vending industry will continue to look to cashless payments and telemetry systems to improve their business results.

Kiosk. According to IHL Consulting Group’s August 2012 North American Self-Service Kiosks Market Study, which defines, for purposes of their study, a kiosk as a self-standing, technology-based, unmanned device deployed across six retail and hospitality environments, approximately $926 billion will be transacted through self-service kiosks in 2013, with compound annual growth for the subsequent three years of seven percent (7%). We believe that kiosks are becoming increasingly popular as credit, debit or contactless payment options enable kiosks to sell an increased variety of items. In addition, the study points to the increasing trend toward self-sufficiency, where time is the most important commodity of the consumer. As merchants continue to seek new ways to reach their customers through kiosk applications, we believe the need for a reliable cashless payment provider experienced with machine integration, PCI compliance and cashless payment services designed specifically for the unattended market will be of increasing value in this market. Our existing kiosk customers integrate with our cashless payment services via our QuickConnect™ Web service using one of our encrypted readers or ePort POS technologies.

Laundry. Our primary targets in laundry consist of the coin-operated commercial laundry and multi-housing laundry markets. According to the Coin Laundry Association, the U.S. commercial laundry industry is comprised of 30,000-35,000 laundromats that our partner, Setomatic Systems, estimates translates to roughly 2.5 million commercial washers and dryers. Additionally, an industry participant indicates there are approximately 3.4 million machines in the multi-housing market. While no revenue figures are available for the multi-housing market, the Coin Laundry Association estimates gross revenue in the laundromat market at nearly $5 billion annually.

Mobile Merchant. New mobile-based payment acceptance technology has made a transformational impact on an entire base of merchants that previously had almost no access to electronic-based payments. Goldman Sachs (Equity Research Report, June 19, 2012) sees the arrival of mobile technology at the micro/small merchant level addressing an estimated 13 million U.S.-based micro merchants that are likely to benefit from the ability to accept electronic payment from mobile devices. The Company believes that its mobile-based acceptance product and existing turnkey service platform align well with the market’s need for integrated, mobile payment solutions. ePortGO™ is an example of how we have utilized ePortMobile to address the specific needs of customers in the taxi and for-hire vehicle industry. IBISWorld estimates revenues in the taxi and for-hire vehicle industry at $11 billion in the U.S. According to the Taxicab, Limousine and Paratransit Association, there are approximately 12,400 limousine companies operating 126,000 vehicles and approximately 6,300 companies operating 171,000 taxicabs throughout the United States. Municipalities such as New York City and Washington D.C. have recently been mandating the use of in-vehicle credit/debit card acceptance and navigation features in taxis.

OUR COMPETITIVE STRENGTHS

We believe that we benefit from a number of advantages gained through our over twenty year history in our industry. They include:

1.
One-Stop Shop, End-to-End Solution. We believe that our ability to offer our customers one point of contact through a bundled cashless payment solution makes it easy and efficient for our customers to adopt and deploy our electronic payment solutions and results in a service unmatched in the small ticket, self-service retail market today. To our knowledge, other cashless payment solutions available in the market today require the operator to set up their own accounts for cashless processing and manage multiple service providers (i.e., hardware terminal manufacturer, wireless network provider, and/or credit card processor). We interface directly with our card processor and wireless service provider, and with our hardware solutions are able to offer a bundled solution to our customers.

2.
Trusted Brand Name. The ePort and Energy Miser brands have a strong national reputation for quality, reliability, and innovation. We believe that card associations, payment processors, and merchants/operators trust our system solutions to handle financial transactions in a secure operating environment. Our trusted brand name is best exemplified by our high level of customer retention, over two dozen exclusive three-year agreements with customers for use of our ePort Connect service signed in fiscal 2013, national level agreements with partners like Visa and Verizon Wireless and several one-way exclusive relationships, which we have solidified with several leading organizations within the unattended POS industry, including Setomatic Systems and AMI Entertainment Network, Inc., Innovative Foto, and Air-Serv.

3.
Market Leadership. We believe we have the largest installed base of unattended POS electronic payment systems in the unattended small-ticket retail market for food and beverage vending and we continue to expand to other adjacent markets. As of June 30, 2013, we had approximately 214,000 connections to our network. Our installed base supports our sales and marketing infrastructure by enhancing our ability to establish or expand our market position. Finally, we believe our installed base provides several opportunities for referrals for new business, either from the merchant or operator of the deployed asset or through one of our several strategic relationships.

4.
Attractive Value Proposition for Our Customers. We believe that our solutions provide our customers an attractive value proposition. Our solutions make possible increased purchases by consumers who in the past were limited to the physical cash value on hand while making a purchase at an unattended terminal, thereby increasing the universe of potential customers and the buying activity of those customers. In addition, offerings and services such as Two-Tier Pricing and M2M telemetry provide operators with the ability to pursue additional opportunities to reduce costs and improve operating efficiencies. In addition, new consumer engagement services further extend the potential for customers to build new revenue opportunities, customer loyalty and brand distinction.

5.
Increasing Scale and Financial Stability. Due to the continued growth in connections to the Company’s ePort Connect service, during the 2013 fiscal year, 84% of the Company’s revenues were from licensing and processing fees which are recurring in nature. We believe that this growing scale provides us improved financial stability and the footprint to market and distribute our products more effectively and in more markets than most of our competitors.

6.
Customer-Focused Research and Development. Our research and development initiatives focus on adding features and functionality to our electronic payment solutions based on customer input and emerging market trends. Since we began operations in 1992, we have been granted 86 patents (US and International) and currently have 6 patent applications pending and have generated considerable intellectual proprietary and know-how associated with creating a seamless, end-to-end experience for our customers.

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

Drive Growth in Connections

Leverage Existing Customers/Partners. We have a solid base of key customers across multiple markets, particularly in vending, that have deployed our solutions to just a small portion of their deployed base. As a result, they are a key component of our plan to drive sales. We have worked to build these relationships, drive future deployments, and develop customized network interfaces. Our customers have seen the benefits of our products and services first-hand and we believe represent the largest opportunity to scale our solution.

Expand Distribution and Sales Reach. We are intently focused on driving profitable growth through efficient sales channels. Added sales resources and new distribution relationships have led to approximately 1,750 new ePort Connect customers as well as increased penetration in markets such as amusement and arcade, and commercial laundry in fiscal year 2013.

Further Penetrate Attractive Adjacent Markets. We plan to continue to introduce our turnkey solutions to various markets such as the broad-based kiosk market, car wash and other similar markets by leveraging our expertise in cashless payment integration combined with the capacity and uniqueness of our ePort Connect solution that aligns with the needs of these customers for cashless transactions, sales analysis, remote monitoring, and other services.

Capitalize on Opportunities in International Markets. We are currently focused on the U.S. and Canadian markets for our ePort devices and related ePort Connect service but may seek to establish a presence in electronic payment markets in Europe, Asia, and Latin America. In order to do so, however, we would have to invest in additional sales and marketing and research and development resources targeted towards these regions. At this time, the Company believes the most efficient route to these markets will be achieved by optimizing and coordinating opportunities with its global partners and customers. Our energy management devices have been shipped to customers located in North America, Europe, and Asia.

Expanding the Value of our Service

Capitalize on the emerging NFC and growing mobile payments trends. With over 50% of our connected base NFC and mobile payments ready, the Company believes that the continued increase in consumer preferences towards contactless payments represents a significant opportunity for the Company to further drive adoption and new marketing programs.

Continuous Innovation. We continue enhancing our solutions in order to satisfy our customers and the end-consumers relying on our products at the POS locations. Our product innovation team enhances the design, size, and speed of data transmission, as well as security and compatibility with other electronic payment solution providers’ technologies. We believe our continued innovation will lead to further adoption in the unattended POS payments market.

Leverage Intellectual Property. We have been granted 86 patents which assert various claims, including claims relating to unattended payment processing, networking and energy management devices. In addition, we own numerous trademarks, copyrights, design rights and trade secrets. We will continue to attempt to leverage this intellectual property to add value for customers, attempt to attain an increased share of the market, and attempt to generate licensing revenues.

SALES AND MARKETING

The Company’s sales strategy includes both direct sales and channel development, depending on the particular dynamics of each of our markets. Our marketing strategy is diversified and includes media relations, direct mail, conferences, and client referrals. As of August 31, 2013, the Company was marketing and selling its products through its full and part-time staff consisting of seventeen people.

Direct Sales

Our direct sales efforts are primarily focused on the beverage and food vending industry, although we continue to further develop our presence in our ancillary market segments.

Indirect Sales/ Distribution

We have entered into agreements with resellers and distributors in connection with our energy management products. As part of our strategy to expand our sales reach while optimizing resources, we also have agreements with select resellers in the car wash, amusement and arcade, and vending markets in addition to a strategic marketing relationship in the commercial laundry market that makes the Company the exclusive service provider to Setomatic Systems’ POS offering, SpyderWash.

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

IMPORTANT RELATIONSHIPS

Verizon Wireless

In April 2011, we signed an agreement to use Verizon’s digital wireless wide area network for transport of data, including credit card transactions and inventory management data. The initial term of the agreement is three years, expiring April 2014. In August 2013, we signed an amendment to this agreement which extended the term until April 2016. At the end of the term, the agreement automatically renews for successive one month periods unless terminated by either party upon thirty days’ notice.

On September 21, 2011, the Company and Verizon entered into a Joint Marketing Addendum (the “Verizon Agreement”) which amended the agreement described above. Pursuant to the Verizon Agreement, the Company and Verizon would work together to help identify business opportunities for the Company’s products and services. Verizon may introduce the Company to existing or potential Verizon customers that Verizon believes are potential purchasers of the Company’s products or services, and may attend sales calls with the Company made to these customers. The Company and Verizon would collaborate on marketing and communications materials that would be used by each of them to educate and inform customers regarding their joint marketing work. Verizon has the right to list the Company’s products and services in its Data Solutions Guide for use by its sales and marketing employees and in its external website. The Company has agreed to pay to Verizon a one-time referral fee for each customer introduced to the Company by Verizon that would become a customer of the Company. The Verizon Agreement is terminable by either party upon 45 days notice.

VISA

As of October 12, 2011, following implementation of the Durbin Amendment, we entered into a one-year agreement with VISA to establish a new, fixed debit interchange rate. On October 8, 2012, we entered into a first amendment pursuant to which the original one-year term was extended until October 31, 2013, and which provided for an automatic renewal for an additional year, or until October 31, 2014.

Compass/Foodbuy

As per its website, Compass is a $12 billion organization with locations worldwide, is the leader in vending, food service management and support services, is the largest national vending operating company, has over 500,000 associations, and is one of the leading owners and operators of vending machines in the United States. Compass is a division of UK-based Compass Group PLC.

On June 30, 2009, we entered into a Master Purchase Agreement (“MPA”) with Foodbuy, LLC (“Foodbuy”), the procurement company for Compass Group USA, Inc. (“Compass”) and other customers. The MPA provides, among other things, that for a period of thirty-six months, Foodbuy on behalf of Compass shall utilize USAT as the sole credit or debit card vending system hardware and related software and connect services provider for not less than seventy-five percent of the vending machines of Compass utilizing cashless payments solutions. The MPA also provides that for a period of thirty-six months from the effective date of the agreement, USAT shall be a preferred supplier and provider to Foodbuy and its customers, including Compass, of USAT’s products and services. On July 1, 2009, USAT and Compass, in conjunction with the MPA described above, entered into a Quick Start Master Lease Agreement pursuant to which Compass could purchase ePort™ devices utilizing USAT’s Quick Start Program. The Quick Start Program enables Compass to acquire USAT’s ePort™ devices through a 36 month non-cancellable lease. Under the Quick Start Program, Compass will pay USAT a monthly amount, per terminal, that includes the lease of the ePort™ hardware and activation fee. Compass would be able to utilize the Quick Start Program to acquire ePorts during the three year term of the Master Purchase Agreement referred to above. In addition, on July 1, 2009, USAT and Compass, in conjunction with the MPA described above, also entered into a new three year ePort Connect Services Agreement pursuant to which USAT will provide Compass with all card processing, data, network, communications and financial services, and DEX telemetry data services required in connection with all Compass vending machines utilizing ePorts. During the fiscal year ended June 30, 2013, Foodbuy and its customers, including Compass, represented 23% of our total revenues.

The agreement had an initial term of thirty-six months, and automatically renews for successive one year periods unless terminated by either party upon sixty days’ notice prior to the end of any such one year renewal period.

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

Setomatic Systems

In April 2013, we entered into an three-year exclusive agreement with Setomatic Systems (“Setomatic”), a privately owned and operated developer and manufacturer of both open and closed loop card payment systems, drop coin meters and electronic timers for the commercial laundry industry. Under the terms of agreement, the Company, through our ePort Connect® service, will act as the exclusive service provider for all credit/debit card processing for Setomatic’s SpyderWash, a credit/debit card acceptance product. Conversely, the Company will market its ePort Connect service in the United States laundry market exclusively through Setomatic. In addition, the agreement included the transition of Setomatic’s existing cashless connections to the Company.

Isis

During Fiscal 2013, the Company entered into a strategic marketing agreement with Isis, a mobile commerce joint venture comprised of major telecommunication companies; namely, Verizon Wireless, AT&T Mobility and T-Mobile USA. As part of the agreement, the Company was a participant in the Isis Mobile Wallet in their two launch markets, Austin and Salt Lake City, during Fiscal 2013 for which it received financial and marketing support from Isis. In addition, in April 2013, the Company announced, with Isis, what we believe is the largest nationwide loyalty program in vending. The promotion is designed to allow any of our vending customers nationwide the ability to participate in Isis Mobile Wallet payment and loyalty rewards program, provided that their locations are enabled for Isis SmartTap technology for loyalty tracking. Consumers using the Isis Mobile Wallet at one of these terminals would be eligible to receive their fifth vend free. Under the terms of the agreement covering the promotion, Isis, through the Company, would essentially reimburse our vending customers for that free vend. While the Company continues to market and prepare customers for the nationwide promotion, the timing and success of this promotion will be highly dependent on the strategies and timing of events that under the control of Isis. According to a press release issued by Isis on July 30, 2013, Isis announced plans for its nationwide roll out later in the 2013 calendar year, following successful pilots in Austin, Texas and Salt Lake City, Utah.

JUMP START PROGRAM

In order to accelerate adoption in the marketplace as well as increase the Company’s license and transaction fee revenues, the Company commenced a program for its customers referred to as the JumpStart Program (“JumpStart”) in December 2009. Pursuant to the JumpStart Program, customers acquire the ePort cashless terminal at no upfront cost by paying a higher monthly service fee, avoiding the need to make a major upfront capital investment. The Company would continue to own the ePort device utilized by its customer. At the time of the shipment of the ePort device, the customer is obligated to pay to the Company the standard one-time activation fee, is obligated to pay monthly ePort Connect service fees in accordance with the terms of the customer’s contract with the Company, and the Company receives transaction processing fees generated from the device.

In fiscal 2013, the Company funded approximately 70% of its net connections through JumpStart. The Company anticipates using the JumpStart Program for approximately 60% to 65% of its anticipated new (not net) connections in Fiscal 2014 as a result of its continued diversification strategies that include more software-based connections to its ePort Connect service as well as a broader menu of purchasing programs for its ePort devices.

MANUFACTURING

The Company utilizes independent third party companies for the manufacturing of its products. Our manufacturing process mainly consists of quality assurance of materials and testing of finished goods received from our contract manufacturers. We have not entered into a long-term contract with our contract manufacturers, nor have we agreed to commit to purchase certain quantities of materials or finished goods from our manufacturers beyond those submitted under routine purchase orders, typically covering short-term forecasts.

COMPETITION

We are a leading provider and believe we have the largest installed base of unattended POS electronic payment systems in the small ticket, beverage and food vending industry. What we consider to be our competitive advantages are described above under “OUR COMPETITIVE STRENGTHS.” During the last fiscal year, our competitors have begun to increasingly and actively market  products and services that compete with our products and services in this vending space including manufacturers who may include in their new vending machines their own (or another third party’s) cashless payment systems and services other than our systems and services. These major competitors include Crane Payment Systems, MEI, Coin Acceptors Inc. (Coinco), Cantaloupe Systems, Inc. and Coca-Cola Refreshments USA, Inc. While we believe our products and services are superior to our competitors, many of our competitors are much larger enterprises and have substantially greater revenues. In addition to these competitors, there are also numerous credit card processors that offer card processing services to traditional retail establishments that could decide to offer similar services to the industries that we serve.

In the cashless laundry market, our joint solution with Setomatic Systems competes with hardware manufacturers, who provide joint solutions to their customers in partnership with payment processors, and with at least one competitor who provides an integrated hardware and payment processing solution.

CUSTOMER CONCENTRATIONS

Financial instruments that subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts and finance receivables. The Company maintains cash and cash equivalents with various financial institutions. Approximately 41% and 46% of the Company’s trade accounts and finance receivables at June 30, 2013 and 2012, respectively, were concentrated with one and two customer(s), respectively. Approximately 37%, 43%, and 48% of the Company’s license and transaction processing revenues for the years ended June 30, 2013, 2012, and 2011, respectively, were concentrated with two customers: 26%, 25%, and 23%, respectively, with one; and 11%, 18%, and 25%, respectively, with another. There was no concentration of equipment sales revenue for the years ended June 30, 2013, 2012, and 2011. The Company’s customers are principally located in the United States.

TRADEMARKS, PROPRIETARY INFORMATION, AND PATENTS

The Company owns US federal registrations for the following trademarks and service marks: Blue Light Sequence®, Business Express®, CM2iQ®, Creating Value Through Innovation®, EnergyMiser®, ePort®, ePort Connect®, ePort Edge®, eSuds®, Intelligent Vending®, PC Express®, Public PC®, SnackMiser®, TransAct®, USA Technologies® USALive®, VendingMiser®, and VM2iQ®. The Company owns pending applications for US federal registration of the following trademarks and service marks: ePort GO™, ePortMobile™ and QuickConnect™.

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

Through June 30, 2013, 86 patents have been granted to the Company, 73 United States patents and 13 foreign patents, and 2 United States and 4 foreign patent applications are pending. Of the 86 patents, thirteen have expired and four will expire in the next two fiscal years.

The Company believes that one or more of its patents, including U.S. Patent No. 6,505,095 entitled “System for providing remote audit, cashless payment, and interactive transaction capabilities in a vending machine” and U.S. Patent No. 7,131,575 entitled “MDB Transaction String Effectuated Cashless Vending”, are important in protecting its intellectual property used in its e-Port® control system targeted to the vending industry. The aforesaid patents expire in July 2021.

The Company filed for reexamination of U.S. Patent No. 7,131,575 (Reexamination Control No. 90/008,437) and for reexamination of U.S. Patent No. 6,505,095 (Reexamination Control No. 90/008,448). On January 6, 2009, the U.S. Patent Office issued an Ex Parte Reexamination Certificate in connection with U.S. Patent No. 7,131,575 confirming patentability without any amendment to the claims. On August 11, 2009, the U.S. Patent Office issued an Ex Parte Reexamination Certificate in connection with U.S. Patent No. 6,505,095 which, among other things, approved amendments to certain of the prior claims and approved twelve new claims, for a total of 43 claims.

RESEARCH AND DEVELOPMENT

Research and development expenses, which are included in selling, general and administrative expense in the Consolidated Statements of Operations, were approximately $901,000, $1,038,000, and $997,000, for the years ended June 30, 2013, 2012, and 2011, respectively.

EMPLOYEES

On August 31, 2013, the Company had fifty full-time employees and four part-time employees.

Item 1A. Risk Factors.

Risks Relating to Our Business

We have a history of losses since inception and if we continue to incur losses, the price of our shares can be expected to fall.

We experienced losses from inception through June 30, 2012, with net income for the year ended June 30, 2013. However, continued profitability is not assured. From our inception through June 30, 2013, our cumulative losses from operations are approximately $198 million. For our fiscal years ended June 30, 2012 and 2011, we incurred net losses of $5,211,238 and $6,457,067, respectively, due primarily to the fact that our revenues have not been sufficient to sustain our operations. For the year ended June 30, 2013, we earned net income of $854,123. If we incur losses in the future, the price of our common stock can be expected to fall.

The occurrence of unusual or unanticipated non-operational expenses may require us to divert our cash resources from achieving our business plan, adversely affecting our financial performance and resulting in the decline of our stock price.

Our fiscal year 2014 business plan assumes that no material unusual or unanticipated non-operational expenses would be incurred by us. In the event we would incur any such expenses, we would anticipate diverting our cash resources from our JumpStart program in order to fund any such expenses. During the fiscal year ending June 30, 2014, we anticipate utilizing substantial cash resources in connection with the JumpStart program. Any such reduction may cause our anticipated connections, revenues, gross profits, Adjusted EBITDA, and other financial metrics for the 2014 fiscal year and beyond to be materially adversely affected. In such event, the price of our common stock could be expected to fall.

We may require additional financing or find it necessary to raise capital to sustain our operations and without it we may not be able to achieve our business plan.

At June 30, 2013, we had working capital deficit of $(1,290,504). We had operating cash flows of $6,038,952, $78,236, and ($908,227), for the fiscal years ended June 30, 2013, 2012, and 2011, respectively, reflecting a reclassification of cash used for acquisition of property for the JumpStart Program. Although we believe that we have adequate existing resources to provide for our funding requirements through at least July 1, 2014, there can be no assurances that we will be able to continue to generate sufficient funds thereafter. Unless we maintain or grow our current level of operations and maintain or reduce the number of JumpStart connections, we may need additional funds to continue these operations. We may also need additional capital to update our technology or respond to unusual or unanticipated non-operational events. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Our future operating results may fluctuate.

Our future operating results will depend significantly on our ability to continue to drive revenues from license and transaction fees and our ability to develop and commercialize new products and services. Our operating results may fluctuate based upon many factors, including:

●	fluctuations in revenue generated by our business;
●	fluctuations in operating expenses;
●	our ability to establish or maintain effective relationships with significant partners and suppliers on acceptable terms;
●	the amount of debit or credit card interchange rates that are charged by Visa and Mastercard;
●	the fees that we charge our customers for processing services;
●	the successful operation of our network;
●	the commercial success of our customers, which could be affected by such factors as general economic conditions;
●	the level of product and price competition;
●	the timing and cost of, and our ability to develop and successfully commercialize, new or enhanced products and services;
●	activities of, and acquisitions or announcements by, competitors; and
●	the impact from any impairment of inventory, goodwill, fixed assets or intangibles.

Our products may fail to gain substantial increased market acceptance. As a result, we may not generate sufficient revenues or profit margins to achieve our financial objectives or growth plans.

There can be no assurances that demand for our products will be sufficient to enable us to generate sufficient revenue or become profitable on a sustainable basis. Likewise, no assurance can be given that we will be able to have a sufficient number of ePorts® connected to our network or sell equipment utilizing our network to enough locations to achieve significant revenues. Alternatively, the locations which utilize the network may not be successful locations and our revenues would be adversely affected. We may lose locations utilizing our products to competitors, or may not be able to install our products at competitors’ locations, or may not obtain future locations which would be obtained by our competitors. In addition, there can be no assurance that our products could evolve or be improved to meet the future needs of the marketplace. In any such event we may not be able to achieve our growth plans, including anticipated connections and revenue growth.

We may be required to incur further debt to meet future capital requirements of our business, including funding our JumpStart program. Should we be required to incur additional debt, the restrictions imposed by the terms of such debt could adversely affect our financial condition and our ability to respond to changes in our business.

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

●	the covenants contained in the agreements governing our outstanding indebtedness may limit our ability to borrow additional funds, dispose of assets and make certain investments;

●	a significant portion of our cash flows could be used to service our indebtedness;

●	we may be sensitive to fluctuations in interest rates if any of our debt obligations are subject to variable interest rates; and

●	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

We cannot assure you that our leverage and such restrictions will not materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. In addition, we cannot assure you that additional financing will be available when required or, if available, will be on terms satisfactory to us.

The loss of one or more of our key customers could significantly reduce our revenues, results of operations, and net income.

We have derived, and believe we may continue to derive, a significant portion of our revenues from a limited number of large customers. Approximately 41% and 46% of the Company’s trade accounts and finance receivables at June 30, 2013 and 2012, respectively, were concentrated with one and two customer(s), respectively. Approximately 37%, 43%, and 48% of the Company’s license and transaction processing revenues for the years ended June 30, 2013, 2012, and 2011, respectively, were concentrated with two customers: 26%, 25%, and 23%, respectively, with the first customer; and 11%, 18%, and 25%, respectively, with the second customer. In August 2013, at the request of the second customer referred to in the prior sentence, we ceased providing ePort Connect services for 10,890 ePort devices which had previously been purchased from us by such customer. We believe that the customer made such a request as a result of the customer developing its own product and service. We continue to provide ePort Connect services to this customer for additional ePorts purchased from us by the customer. The loss of this or any other large customer could adversely affect our results of operations or growth plans.

Our customers may buy less of our products or services depending on their own technological developments, end-user demand for our products and internal budget cycles. A major customer in one year may not purchase any of our products or services in another year, which may negatively affect our financial performance. If we are required to sell products to any of our large customers at reduced prices or unfavorable terms, our results of operations and revenue could be materially adversely affected. Further, there is no assurance that our customers will continue to utilize our transaction processing and related services as our customer agreements are generally cancelable by the customer on thirty to sixty days’ notice.

We depend on our key personnel and if they would leave us, our business could be adversely affected.

We are dependent on key management personnel, particularly the Chairman and Chief Executive Officer, Stephen P. Herbert and our Chief Financial Officer, David DeMedio. The loss of services of Mr. Herbert or Mr. DeMedio or other officers could dramatically affect our business prospects. Our executive officers and certain of our officers and employees are particularly valuable to us because:

●	they have specialized knowledge about our company and operations;

●	they have specialized skills that are important to our operations; or

●	they would be particularly difficult to replace.

We have entered into an employment agreement with Mr. Herbert that expires on January 1, 2014 and with Mr. DeMedio which expires on June 30, 2014, each of which contains confidentiality and non-compete agreements. We have obtained a key person life insurance policy in the amount of $1,000,000 on Mr. Herbert. We do not have and do not intend to obtain key person life insurance coverage on any other officers.

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

Through June 30, 2013, we had 6 pending United States and foreign patent applications, and intend to file applications for additional patents covering our future products, although there can be no assurance that we will do so. In addition, there can be no assurance that we will maintain or prosecute these applications. The United States Government and other countries have granted us 86 patents as of June 30, 2013. There can be no assurance that:

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

Competition from others could prevent the Company from increasing revenue and achieving its growth plans.

While we are a leading provider and believe we have the largest installed base of unattended POS electronic payment systems in the small ticket, beverage and food vending industry, during the last fiscal year our competitors have begun to increasingly and actively market products and services that compete with our products and services in this vending space. The competition includes manufacturers who may include in their new vending machines their own (or another third party’s) cashless payment systems and services other than our systems and services. While we believe our products and services are superior to our competitors, many of our competitors are much larger enterprises and have substantially greater revenues. In addition to these competitors, there are also numerous credit card processors that offer card processing services to traditional retail establishments that could decide to offer similar services to the industries that we serve. Competition from other companies, including those that are well established and have substantially greater resources, may reduce our profitability or reduce our business opportunities. Competition may result in lower profit margins on our products or may reduce potential profits or result in a loss of some or all of our customer base. To the extent that our competitors are able to offer more attractive technology, our ability to compete could be adversely affected.

The termination of any of our relationships with third parties upon whom we rely for supplies and services that are critical to our products could adversely affect our business and delay achievement of our business plan.

We depend on arrangements with third parties for a variety of component parts used in our products. We have contracted with various suppliers to assist us to develop and manufacture our ePort® products. For other components, we do not have supply contracts with any of our third-party suppliers and we purchase components as needed from time to time. We have contracted with DBSi to host our network in a secure, 24/7 environment to ensure the reliability of our network services. We also have contracted with multiple land-based telecommunications providers to ensure the reliability of our land-based network. If these business relationships are terminated, the implementation of our business plan may be delayed until an alternative supplier or service provider can be retained. If we are unable to find another source or one that is comparable, the content and quality of our products could suffer and our business, operating results and financial condition could be harmed.

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

Substantially all of our customers may terminate their network service contracts with us for any or no reason upon providing us with thirty or sixty days’ advance notice. Accordingly, consistent demand for and satisfaction with our products by our customers is critical to our financial condition and future success. Problems, defects, or dissatisfaction with our products or services could cause us to lose a substantial number of our customers with minimal notice. If a substantial number of our customers were to exercise their termination rights, it would result in a material adverse effect to our business, operating results, and financial condition.

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

Managing the proper inventory levels for components and finished products is challenging. In formulating our product offerings, we have focused our efforts on providing products with greater capability and functionality, which requires us to develop and incorporate the most current technologies in our products. This approach tends to increase the risk of obsolescence for products and components we hold in inventory and may compound the difficulties posed by other factors that affect our inventory levels, including the following:

●	the need to maintain significant inventory of components that are in limited supply;

●	buying components in bulk for the best pricing;

●	responding to the unpredictable demand for products;

●	responding to customer requests for short lead-time delivery schedules; and

●	failure of customers to take delivery of ordered products.

If we accumulate excess or obsolete inventory, price reductions and inventory write-downs may result, which could adversely affect our results of operation and financial condition.

We may not be able to adapt to changing technology and our customers’ technology needs.

We face rapidly changing technology and frequent new service offerings that can render existing services obsolete or unmarketable. Our future depends, in part, on our ability to enhance existing services and to develop, introduce and market, on a timely and cost effective basis, new services that keep pace with technological developments and customer requirements. Developing new products and technologies is a complex, uncertain process requiring innovation and accurate anticipation of technological and market trends. When changes to the product line are announced, we will be challenged to manage possible shortened life cycles for existing products and continue to sell existing products. Our inability to respond effectively to any of these challenges may have a material adverse effect on our business and financial success.

Security is vital to our customers and therefore breaches in the security of transactions involving our products or services could adversely affect our reputation and results of operations.

Protection against fraud is of key importance to purchasers and end-users of our products. We incorporate security features, such as encryption software and secure hardware, into our products to protect against fraud in electronic payment transactions and to ensure the privacy and integrity of consumer data. We design and test our products to high security standards and our products and methodologies are under constant review and improvement. We also maintain the highest level PCI validation standard as mandated by the card industry and engage third party auditors not only to ensure that we meet the highest industry standards, but also to advise us on improving our security methods. Nevertheless, our products may be vulnerable to breaches in security due to defects in our security mechanisms, the operating system and applications in our hardware platform. Security vulnerabilities could jeopardize the security of information transmitted or stored using our products. In general, liability associated with security breaches of a certified electronic payment system belongs to the institution that acquires the financial transaction. However, if the security of the information in our products is compromised, our reputation and marketplace acceptance of our products will be adversely affected, which would adversely affect our results of operations, and subject us to potential liability. If our security applications are breached and sensitive data is lost or stolen, we could incur significant costs to not only assess and repair any damage to our systems, but also to reimburse customers for losses that occur from the fraudulent use of the data. We may also be subject to fines and penalties from the credit card associations in the event of the loss of confidential card information.

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

Substantially all of the transactions handled by our network involve Visa or MasterCard. If we fail to comply with the applicable requirements of the Visa and MasterCard credit card associations, Visa or MasterCard could suspend or terminate our registration with them. The termination of our registration with them or any changes in the Visa or MasterCard rules that would impair our registration with them could require us to stop providing payment processing services through our network. In such event, our business plan and/or competitive advantages in the market place could be materially adversely affected.

We rely on other card payment processors; if they fail or no longer agree to provide their services, our customer relationships could be adversely affected and we could lose business.

We rely on agreements with other large payment processing organizations, primarily Elavon, Inc. (“Elavon”), to enable us to provide card authorization, data capture, settlement and merchant accounting services and access to various reporting tools for the customers we serve. Many of these organizations are our competitors and our agreements are subject to termination by them.

The termination by our card processing providers of their arrangements with us or their failure to perform their services efficiently and effectively may adversely affect our relationships with the customers whose accounts we serve and may cause those customers to terminate their processing agreements with us.

We are subject to laws and regulations that affect the products, services and markets in which we operate. Failure by us to comply with these laws or regulations would have an adverse effect on our business, financial condition, or results of operations.

We are, among other things, subject to banking regulations and credit card association regulations. Failure to comply with these regulations may result in the suspension of our business, the limitation, suspension or termination of service, and/or the imposition of fines that could have an adverse effect on our financial condition. Additionally, changes to legal rules and regulations, or interpretation or enforcement thereof, could have a negative financial effect on us or our product offerings. To the extent this occurs, we could be subject to additional technical, contractual or other requirements as a condition of our continuing to conduct our payment processing business. These requirements could cause us to incur additional costs, which could be significant, or to lose revenues to the extent we do not comply with these requirements.

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

On October 12, 2011, the Company and Visa entered into a one-year agreement (the “Visa Agreement”) pursuant to which Visa has agreed to make available to the Company reduced interchange fees for debit card transactions. The interchange reimbursement fees made available to the Company will allow the Company to continue to accept Visa’s debit products without adversely impacting the Company’s historical gross profit from license and transaction fee revenues. On October 9, 2012, the Company and Visa entered into a First Amendment to extend the terms of the original agreement to October 31, 2013, which automatically renewed for one year through October 31, 2014. If the Visa Agreement is not extended, our financial results would be materially adversely affected unless we are able to pass these significant additional charges to our customers.

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

During the term of the Visa Agreement, the Company does not anticipate accepting any debit cards with interchange fees that are higher than the rates provided under the Visa Agreement. The Company will continue to accept Visa- branded debit and pre-paid cards in addition to all major credit cards, including Visa, MasterCard, Discover and American Express at its current processing rates. If the Visa Agreement is not extended, our financial results would be materially adversely affected unless we are able to pass these significant additional charges to our customers.

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

In addition, our articles of incorporation prohibit the declaration of any dividends on our common stock unless and until all unpaid and accumulated dividends on the series A convertible preferred stock have been declared and paid. Through September 15, 2013, the unpaid and cumulative dividends on the series A convertible preferred stock are $11,928,550. As of June 30, 2013, each share of series A convertible preferred stock was convertible into 0.1938 of a share of common stock at the option of the holder and is subject to further adjustment as provided in our Articles of Incorporation. The unpaid and cumulative dividends on the series A convertible preferred stock are convertible into shares of our common stock at the rate of $1,000 per share at the option of the holder. During the year ended June 30, 2013, none of our series A convertible preferred stock and no cumulative preferred dividends were converted into shares of common stock.

Our articles of incorporation also provide that the preferred stock has a liquidation preference over the common stock in the amount of $10 per share plus accrued and unpaid dividends. As of June 30, 2013, the liquidation preference was $16,026,004.

Upon certain fundamental transactions involving the Company, such as a merger or sale of substantially all of our assets, we may be required to distribute the liquidation preference then due to the holders of our series A preferred stock as well as cash payments to certain of our warrant holders which would reduce the amount of the distributions otherwise to be made to the holders of our common stock in connection with such transactions.

Our articles of incorporation provide that upon a merger or sale of substantially all of our assets or upon the disposition of more than 50% of our voting power, the holders of at least 60% of the preferred stock may elect to have such transaction treated as a liquidation and be entitled to receive their liquidation preference. Upon our liquidation, the holders of our preferred stock are entitled to receive a liquidation preference prior to any distribution to the holders of common stock which as of June 30, 2013 is equal to $16,026,004.

The terms of the warrants that were issued in March 2011 to acquire up to 3,900,000 shares of common stock at $2.6058 per share which expire in September 2016 provide that upon a Fundamental Transaction (as defined in the warrant) the holder shall have the right to have the warrant purchased by the Company for cash at its Black Scholes Value (as defined in the warrant). The term Fundamental Transaction includes a merger, sale of substantially all of our assets, or if any person shall acquire 50% or more of the voting power of our shares. The Black Scholes Value (as defined in the warrant) payable as of June 30, 2013 was approximately $3.0 million.

We may issue additional shares of our common stock, which could depress the market price of our common stock and dilute your ownership.

As of September 15, 2013, we had issued and outstanding warrants to purchase 6,384,624 shares of our common stock. The shares underlying 6,339,624 of these warrants have been registered and may be freely sold. Market sales of large amounts of our common stock, or the potential for those sales even if they do not actually occur, may have the effect of depressing the market price of our common stock. In addition, if our future financing needs require us to issue additional shares of common stock or securities convertible into common stock, the supply of common stock available for resale could be increased which could stimulate trading activity and cause the market price of our common stock to drop, even if our business is doing well. Furthermore, the issuance of any additional shares of our common stock including those pursuant to the exercise of warrants by the holders thereof, or securities convertible into our common stock could be substantially dilutive to holders of our common stock.

Our stock price may be volatile.

The trading price of our common stock is expected to be subject to significant fluctuations in response to various factors including, but not limited to, the following:

●	variations in operating results and achievement of key business metrics;

●	changes in earnings estimates by securities analysts, if any;

●	any differences between reported results and securities analysts’ published or unpublished expectations;

●	announcements of new contracts, service offerings or technological innovations by us or our competitors;

●	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;

●	demand for our services and products;

●	shares of common stock being sold pursuant to Rule 144 or upon exercise of warrants;

●	regulatory matters;

●	concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights;

●	potential dilutive effects of future sales of shares of common stock by shareholders and by the Company;

●	the amount of average daily trading volume in our common stock;

●	our ability to obtain working capital financing; and

●	general economic or stock market conditions unrelated to our operating performance.

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

As of September 15, 2013, the Company has registered for resale in the open market 2,075,624 of our shares underlying warrants exercisable at $1.13 per share at any time before December 31, 2013, and 4,264,000 of our shares underlying warrants exercisable at $2.6058 per share at any time before September 18, 2016. As of the date of this Form 10-K, the warrants exercisable at $1.13 per share that expire in December 2013 are in the money. Sales in the public market of a substantial number of the shares underlying these warrants, or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital, should we wish to do so, through the sale of additional common stock. We are unable to estimate the number of shares that may be sold because this will depend on the market price for our common stock, the personal circumstances of the sellers and other factors.

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

Item 2. Properties.

The Company conducts its operations from various facilities under operating leases. The Company leases 17,249 square feet of space located in Malvern, Pennsylvania for its principal executive office and for general administrative functions, sales activities, product development, and customer support. The lease term expires on April 30, 2016. As of June 30, 2013, the Company’s rent payment for this facility is approximately $30,000 per month.

The Company also leases space in Malvern, Pennsylvania for its product warehousing and shipping. Through January 2013, the Company leased 13,377 square feet of space at approximately $15,000 per month. Upon termination of this lease, the Company moved its warehouse and shipping operations to a new location, also within Malvern, Pennsylvania under a new lease agreement, which expires on February 28, 2016. As of June 30, 2013, the Company’s rent payment is approximately $4,000 per month.

Item 3. Legal Proceedings.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on The NASDAQ Global Market under the symbol USAT. The high and low bid prices on The NASDAQ Global Market for the common stock were as follows:

Year ended June 30, 2013	High	Low
First Quarter (through September 30, 2012)	$1.75	$1.16

Second Quarter (through December 31, 2012)	$1.97	$1.22

Third Quarter (through March 31, 2013)	$2.75	$1.73

Fourth Quarter (through June 30, 2013)	$2.65	$1.60

Year ended June 30, 2012	High	Low
First Quarter (through September 30, 2011)	$2.47	$1.13

Second Quarter (through December 31, 2011)	$1.70	$0.94

Third Quarter (through March 31, 2012)	$1.33	$0.93

Fourth Quarter (through June 30, 2012)	$1.98	$1.12

On September 15, 2013, there were 625 record holders of the Common Stock and 338 record holders of the Preferred Stock.

The holders of the Common Stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company’s Common Stock or Preferred Stock. No dividend may be paid on the Common Stock until all accumulated and unpaid dividends on the Preferred Stock have been paid. As of September 15, 2013, such accumulated unpaid dividends amounted to $11,928,550. The Preferred Stock is also entitled to a liquidation preference over the Common Stock which as of June 30, 2013 equaled $16,026,004.

As of June 30, 2013, equity securities authorized for issuance by the Company with respect to compensation plans were as follows:

Plan category	Number of Securities to be issued upon exercises of outstanding options and warrants (a)	Weighted average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	-	-	696,385	(1)

Total	-	-	696,385

(1) Represents 196,385 shares of Common Stock issuable under the Company’s 2012 Stock Incentive Plan as approved by shareholders on June 28, 2012, and 500,000 shares of Common Stock issuable under the Company’s 2013 Stock Incentive Plan as approved by shareholders on June 21, 2013 for use in compensating employees, officers and directors. The shares either have been, or will be registered with the Securities and Exchange Commission as an employee benefit plan under Form S-8.

As of September 15, 2013, shares of Common Stock reserved for future issuance were as follows:

●	6,384,624 shares issuable upon the exercise of common stock warrants at exercise prices ranging from $1.13 to $2.6058 per share; all warrants were exercisable as of September 15, 2013;

●	97,776 shares issuable upon the conversion of outstanding Preferred Stock and cumulative Preferred Stock dividends;

●	196,385 shares issuable under the 2012 Stock Incentive Plan; and

●	500,000 shares issuable under the 2013 Stock Incentive Plan.

PERFORMANCE GRAPH

The following graph shows a comparison of the 5-year cumulative total shareholder return for our common stock with The NASDAQ Composite Index and the S&P 500 Information Technology Index for small cap companies in the United States. The graph assumes a $100 investment on June 30, 2008 in our common stock and in the NASDAQ Composite Index and the S&P 500 Information Technology Index, including reinvestment of dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

Among USA Technologies, Inc., The NASDAQ Composite Index and The S&P 500 Information Technology Index

Total Return For	Jun-08	Jun-09	Jun-10	Jun-11	Jun-12	Jun-13
USA Technologies, Inc.	$100	$48	$8	$38	$24	$29
NASDAQ Composite	$100	$80	$92	$118	$127	$147
S&P 500 Information Technology Index	$100	$80	$92	$113	$128	$136

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

Item 6. Selected Financial Data.

The following selected financial data for the five years ended June 30, 2013 are derived from the audited consolidated financial statements of USA Technologies, Inc. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information.

	Year ended June 30,

	2013	2012	2011	2010	2009
OPERATIONS DATA

Revenues	$35,940,244	$29,017,243	$22,868,789	$15,771,106	$12,020,123

Operating income (loss)	$713,925	$(7,000,392)	$(5,688,217)	$(11,595,697)	$(13,917,756)

Net Income (loss)	$854,123	$(5,211,238)	$(6,457,067)	$(11,571,495)	$(13,731,818)

Cumulative preferred dividends	(664,452)	(664,452)	(665,577)	(735,139)	(772,997)
Net income (loss) applicable to common shares	$189,671	$(5,875,690)	$(7,122,644)	$(12,306,634)	$(14,504,815)

Net earnings (loss) per common share - basic	$0.01	$(0.18)	$(0.26)	$(0.55)	$(0.95)

Net earnings (loss) per common share - diluted	$0.01	$(0.18)	$(0.26)	$(0.55)	$(0.95)

Cash dividends per common share	-	-	-	-	-

BALANCE SHEET DATA
Total assets	$36,576,196	$33,219,657	$36,004,005	$29,848,424	$25,980,378
Long-term debt	$369,906	$728,330	$253,061	$596,155	$820,059
Shareholders’ equity	$23,379,191	$21,655,022	$26,125,531	$22,812,172	$19,972,272

The following unaudited quarterly financial operations data for the years ended June 30, 2013 and June 30, 2012 is derived from the audited consolidated financial statements of USA Technologies, Inc. and its interim reports for the quarters therein. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information.

	UNAUDITED
YEAR ENDED JUNE 30, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Revenues	$8,390,277	$8,884,321	$8,980,804	$9,684,842	$35,940,244

Gross profit	$3,144,281	$3,600,181	$3,681,339	$3,670,812	$14,096,613

Operating income (loss)	$(414,232)	$567,650	$350,219	$210,288	$713,925

Net income (loss)	$39,140	$153,758	$(1,015,943)	$1,677,168	$854,123

Cumulative preferred dividends	$(332,226)	$-	$(332,226)	$-	$(664,452)

Net income (loss) applicable to common shares	$(293,086)	$153,758	$(1,348,169)	$1,677,168	$189,671

Net earnings (loss) per common share - basic	$(0.01)	$-	$(0.04)	$0.05	$0.01

Weighted average number of common shares outstanding	32,518,230	32,734,394	32,821,345	33,080,641	32,787,673

Net earnings (loss) per common share - diluted	$(0.01)	$-	$(0.04)	$0.05	$0.01

Diluted weighted average number of common shares outstanding	32,518,230	33,468,336	32,821,345	34,115,444	33,613,346

	UNAUDITED
YEAR ENDED JUNE 30, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Revenues	$6,705,748	$6,881,598	$7,527,051	$7,902,846	$29,017,243

Gross profit	$2,049,036	$1,938,456	$2,795,220	$3,178,339	$9,961,051

Operating loss	$(1,822,266)	$(1,937,034)	$(637,201)	$(2,603,891)	$(7,000,392)

Net loss	$(78,954)	$(1,821,061)	$(538,618)	$(2,772,605)	$(5,211,238)

Cumulative preferred dividends	$(332,226)	$-	$(332,226)	$-	$(664,452)

Loss applicable to common shares	$(411,180)	$(1,821,061)	$(870,844)	$(2,772,605)	$(5,875,690)

Net loss per common share (basic & diluted)	$(0.01)	$(0.06)	$(0.03)	$(0.09)	$(0.18)

Weighted average number of common shares outstanding (basic & diluted)	32,288,638	32,448,040	32,466,528	32,496,327	32,423,987

The following unaudited quarterly cash flow data for the years ended June 30, 2013 and June 30, 2012 is derived from the audited consolidated financial statements of USA Technologies, Inc. and its interim reports for the quarters therein. The data reflects the reclassification of the cash used for purchase of property for the rental program from operating activities to investing activities. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information.

	UNAUDITED
YEAR ENDED JUNE 30, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Net cash provided by (used in) operating activities	$678,010	$1,922,175	$(217,437)	$3,656,204	$6,038,952

Net cash used in investing activities	$(2,076,915)	$(2,515,533)	$(1,790,849)	$(2,797,540)	$(9,180,837)

Net cash provided by (used in) financing activities	$1,175,963	$(563,999)	$910,477	$1,173,799	$2,696,240

Net increase (decrease) in cash and cash equivalents	(222,942)	(1,157,357)	(1,097,809)	2,032,463	(445,645)

Cash and cash equivalents at beginning of period	6,426,645	6,203,703	5,046,346	3,948,537	6,426,645

Cash and cash equivalents at end of year	$6,203,703	$5,046,346	$3,948,537	$5,981,000	$5,981,000

	UNAUDITED
YEAR ENDED JUNE 30, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Net cash provided by (used in) operating activities	$(496,789)	$(2,527,097)	$232,171	$2,869,951	$78,236

Net cash used in investing activities	$(1,294,956)	$(1,134,983)	$(1,256,676)	$(2,546,199)	$(6,232,814)

Net cash used in financing activities	$(99,829)	$(107,476)	$(111,841)	$(91,142)	$(410,288)

Net increase (decrease) in cash and cash equivalents	(1,891,574)	(3,769,556)	(1,136,346)	232,610	(6,564,866)

Cash and cash equivalents at beginning of period	12,991,511	11,099,937	7,330,381	6,194,035	12,991,511

Cash and cash equivalents at end of period	$11,099,937	$7,330,381	$6,194,035	$6,426,645	$6,426,645

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

USA Technologies, Inc. provides wireless networking, cashless transactions, asset monitoring and other value-added services principally to the small ticket, unattended retail markets. Our ePort® technology can be installed and/or embedded into everyday devices such as vending machines, a variety of kiosks, amusement & arcade machines and smartphones via our ePort Mobile™ solution. Our associated service, ePort Connect®, is a comprehensive service that includes simplified credit/debit card processing and support, consumer engagement services as well as telemetry and machine-to-machine (“M2M”) services, including the ability to remotely monitor, control and report on the results of distributed assets containing our electronic payment solutions. In addition, the Company provides energy management products, such as its VendingMiser® and CoolerMiser™, which reduce energy consumption in vending machines and coolers.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with ASC 350, “Intangibles – Goodwill and Other”. Under ASC 350, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. In September 2011, the FASB issued ASU No. 2011-08, which amends current guidance to allow the Company to first assess qualitative factors to determine if it is necessary to perform the two-step quantitative impairment test. If after this assessment the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test are unnecessary. If after this assessment the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, than the Company will perform the first step of the two-step impairment test. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a quantitative method, including a discounted cash flow analysis to complete the first step in this process. We also give consideration to our market capitalization. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill as a result of its testing on April 1, 2013, April 1, 2012, and April 1, 2011.

The Company trademarks with an indefinite economic life are not being amortized. The trademarks, not subject to amortization, are related to the miser asset group and consist of the following trademarks: 1) VendingMiser, 2) CoolerMiser, 3) PlugMiser and 4) SnackMiser. The Company tests indefinite-lived intangible assets for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a relief from royalty analysis to complete the first step in this process. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date for its indefinite-lived intangible assets. The Company concluded there was an impairment of its indefinite-lived trademarks as a result of its testing in its fiscal year 2011, and has recorded a $581,900 impairment expense in fourth quarter of the fiscal year ended June 30, 2011 (see Note 5 to the Consolidated Financial Statements). There was no impairment expense recorded during the fiscal year ended June 30, 2013 and 2012.

Patents and trademarks, with an estimated economic life, are carried at cost less accumulated amortization, which is calculated on a straight-line basis over their estimated economic life. The Company reviews intangibles, subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows resulting from the use of the asset and its eventual disposition is less than its carrying amount. The amount of the impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. Other than described above, as of June 30, 2013, 2012, and 2011, the Company has concluded there has been no impairment of its other patents or trademarks that are subject to amortization.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2013 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2012

Results for the fiscal year ended June 30, 2013 continued to demonstrate significant growth and improvements in the Company’s operations. Highlights of year over year improvements include:

●	Total revenue up 24%;
●	Recurring license and transaction fee revenue up 29%;
●	ePort Connect service base up 30%;
●	Gross profit dollars up 42%.
●
GAAP net income of $854,000 (includes $268,000 non-cash income for change in fair value of warrants), from a GAAP net loss of ($5.2) million (includes $1.8 million non-cash income for fair value of warrants); and,

Revenues for the fiscal year ended June 30, 2013 were $35,940,244, consisting of $30,044,429 of license and transactions fees and $5,895,815 of equipment sales, compared to $29,017,243 for the fiscal year ended June 30, 2012, consisting of $23,370,754 of license and transaction fees and $5,646,489 of equipment sales. The increase in total revenue of $6,923,001, or 24%, was primarily due to an increase in license and transaction fees of $6,673,675, or 29%, from the prior year, and an increase in equipment sales of $249,326 or 4%, from the prior year.

Revenue from license and transaction fees, which represented 84% of total revenue for fiscal 2013, is fueled primarily by monthly ePort Connect® service fees and transaction processing fees. Highlights for fiscal 2013 include:

●	50,000 additional net connections to the Company’s ePort Connect service in fiscal 2013 compared to 45,000 for fiscal 2012;
●
As of June 30, 2013, the Company had approximately 214,000 connections to the ePort Connect service compared to approximately 164,000 connections to the ePort Connect service as of June 30, 2012, an increase of approximately 30%;

●	Increases in the number of small-ticket, credit/debit transactions and dollars handled for fiscal 2013 of 26% and 28%, respectively, compared to the same period a year ago; and
●	1,750 ePort Connect customers added in the current fiscal year, up 53% from the prior fiscal year, for 5,050 customers at June 30, 2013.

The increase in license and transaction fees was due to the growth in ePort Connect service fees and transaction dollars that stems from the increased number of connections to our ePort Connect service. As of June 30, 2013, the Company had approximately 214,000 connections to the ePort Connect service compared to approximately 164,000 connections to the ePort Connect service as of June 30, 2012. During the year ended June 30, 2013, the Company added approximately 50,000 net connections to our network compared to approximately 45,000 net connections during added the year ended June 30, 2012. Connections added as part of our JumpStart program represented approximately 70% and 65% of net connections added during the 2013 and 2012 fiscal years, respectively.

Pursuant to its agreements with customers, in addition to ePort Connect service fees, the Company earns transaction processing fees equal to a percentage of the dollar volume processed by the Company. During the year ended June 30, 2013, the Company processed approximately 129 million transactions totaling approximately $219 million compared to approximately 103 million transactions totaling approximately $171 million during the year ended June 30, 2012, an increase of approximately 26% in the number of transactions and approximately 28% in the value of transactions processed.

New customers added to our ePort® Connect service during the fiscal year ended June 30, 2013 totaled 1,750, bringing the total number of such customers to approximately 5,050 as of June 30, 2013. The Company added approximately 1,350 new customers in the year ended June 30, 2012. By comparison, the Company had approximately 3,300 customers as of June 30, 2012, representing a 53% increase during the past twelve months. We count a customer as a new customer upon the signing of their ePort Connect service agreement. When a reseller sells our ePort, we count a customer as a new customer upon the signing of the applicable services agreement with the customer.

The $249,326 increase in equipment sales was a result of an increase of approximately $787,000 related to ePort® products, offset by a decrease of approximately $529,000 in Energy Miser products and $9,000 in other products. The $787,000 increase in ePort products is directly attributable to selling more units and an increase in activation fees during the current fiscal year. The $529,000 decrease in Energy Miser products is directly attributable to selling fewer units during the current fiscal year as a result of fewer Energy Miser product promotions.

Cost of sales consisted of cost of services for license and transaction fee related costs of $18,219,945 and $15,312,966 and equipment costs of $3,623,686 and $3,743,226, for the years ended June 30, 2013 and 2012, respectively. The increase in total cost of sales of $2,787,439, or 15%, was due to an increase in cost of services of $2,906,979 that stemmed from the greater number of connections to the Company’s ePort Connect service and increases in transaction dollars processed by those connections, offset by improvements in pricing from major suppliers. This increase was partially offset by a decrease in cost of equipment sales of $119,540.

Gross profit (“GP”) for the year ended June 30, 2013 was $14,096,613 compared to GP of $9,961,051 for the previous fiscal year, an increase of $4,135,562, or 42%, of which $3,766,696 is attributable to license and transaction fees GP and $368,866 of equipment sales GP. Overall gross profit margins increased from 34% to 39% due to an increase in license and transaction fees margins to 39%, from 34% in the prior fiscal year and by an increase in equipment sales margins to 39%, from 34% in the prior fiscal year. Improved license and transaction fee margins are due to increased efficiencies stemming from new/or renegotiated supplier agreements as well as a larger ePort Connect service base, including the VISA agreement described under the section titled “Important Relationships” that was entered into on October 12, 2011.

Selling, general and administrative (“SG&A”) expenses of $12,068,566 for the fiscal year ended June 30, 2013, decreased by $3,392,102 or 22%, from the prior fiscal year. Fiscal 2013 SG&A expenses include $328,000 of expenses related to the fiscal 2012 proxy contest, related litigation and settlement. Included in the $15,460,668 of SG&A expenses during the year ended June 30, 2012 were approximately $975,000 of expenses for the separation of the former CEO from the Company and approximately $2.2 million related to the proxy contest, related litigation and settlement.

Exclusive of the two matters described above, SG&A decreased approximately $516,000, or 4%, in fiscal 2013 as compared to fiscal 2012. The overall decrease is comprised of approximately $363,000 for the reversal of sales tax audit assessment accruals estimated in fiscal 2012 that were finalized at a lower amount in fiscal 2013; a $222,000 reduction in employee and director compensation and benefit expenses; and, smaller decreases in several other areas totaling $158,000. These reductions are offset, by a $227,000 increase in sales and marketing expenses for the 2013 fiscal year.

Other income and expense for the year ended June 30, 2013, primarily consisted of a $267,928 of non-cash gain for the change in the fair value (“FV”) of the Company’s warrant liabilities. The primary factor affecting the change in fair value is the decrease in the Black-Scholes value (“BSV”) of the warrants from June 30 2012 to June 30 2013. For the year ended June 30, 2012, the Company had a non-cash gain of $1,813,687 for the same warrant liabilities.

The fiscal year ended June 30, 2013 resulted in net income of $854,123 compared to a net loss of $5,211,238 for the fiscal year ended June 30, 2012, an improvement of $6,065,361 between fiscal years. After preferred dividends of $664,452 for each fiscal year, net income (loss) applicable to common shareholders was $189,671 and $(5,875,690) for the fiscal years ended 2013 and 2012, respectively. For the fiscal year ended June 30, 2013, net earnings per common share, basic and diluted were $0.01 and $0.01, respectively, compared to the prior fiscal year net loss per common share (basic and diluted) of $(0.18).

Non-GAAP net income was $914,195 for fiscal 2013, compared to a non-GAAP net loss of $3,820,925 for fiscal 2012. Management believes that non-GAAP net income (loss), non-GAAP net income (loss) applicable to common shares and non-GAAP diluted earnings (loss) per common share are important measures of USAT’s business. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that these non-GAAP financial measures serve as useful metrics for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP (United States’ Generally Accepted Accounting Principles) financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance.

A reconciliation of net income (loss) to Non-GAAP net income (loss) for the years ended June 30, 2013 and 2012 is as follows:

	Year ended June 30,
	2013	2012
Net income (loss)	$854,123	$(5,211,238)
Non-GAAP adjustments:
Operating expenses
Selling, general and administrative:
Proxy related costs	328,000	2,229,000
CEO Separation	-	975,000
Fair value of warrant adjustment	(267,928)	(1,813,687)
Non-GAAP net income (loss)	$914,195	$(3,820,925)

Net income (loss)	$854,123	$(5,211,238)
Non-GAAP net income (loss)	$914,195	$(3,820,925)

Cumulative preferred dividends	(664,452)	(664,452)
Net income (loss) applicable to common shares	$189,671	$(5,875,690)
Non-GAAP net income (loss) applicable to common shares	$249,743	$(4,485,377)

Net earnings (loss) per common share - basic	$0.01	$(0.18)
Non-GAAP net earnings (loss) per common share - basic	$0.01	$(0.14)

Weighted average number of common shares outstanding	32,787,673	32,423,987

Net earnings (loss) per common share - diluted	$0.01	$(0.18)
Non-GAAP net earnings (loss) per common share - diluted	$0.01	$(0.14)

Diluted weighted average number of common shares outstanding	33,613,346	32,423,987

As used herein, non-GAAP net income (loss) represents GAAP net income (loss) excluding costs relating to the proxy contest, the costs associated with the separation of the former CEO and any adjustment for fair value of warrant liabilities. As used herein, non-GAAP net earnings (loss) per common share is calculated by dividing non-GAAP net income (loss) applicable to common shares by the weighted average number of shares outstanding, and where diluted shares are required, adds back the preferred dividend since the conversion of preferred shares are accounted for in the diluted share count.

For the fiscal year ended June 30, 2013, the Company had Adjusted EBITDA of $5,796,406. Reconciliation of net income (loss) to Adjusted EBITDA for the years ended June 30, 2013 and 2012 is as follows:

	Year ended June 30,
	2013	2012
Net income (loss)	$854,123	$(5,211,238)

Less interest income	(57,121)	(72,059)

Plus interest expense	157,205	83,993

Plus income tax expense	27,646	12,599

Plus depreciation expense	3,837,174	2,443,054

Plus amortization expense	742,400	997,900

Plus (gain)/loss for change in fair value of warrant liabilities	(267,928)	(1,813,687)

Plus stock-based compensation	502,907	782,100

Adjusted EBITDA income (loss)	$5,796,406	$(2,777,338)

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

The increase in license and transaction fees was due to the growth in ePort Connect service fees and transaction dollar volume from the increased number of connections to our ePort Connect service. As of June 30, 2012, the Company had approximately 164,000 connections to the ePort Connect service as compared to approximately 119,000 connections to the ePort Connect service of June 30, 2011. During the year ended June 30, 2012, the Company added approximately 45,000 connections to our network as compared to approximately 37,000 connections during the year ended June 30, 2011. The JumpStart Program units represented approximately 65% and 60% of net connections added during the 2012 and 2011 fiscal years, respectively.

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

Selling, general and administrative (“SG&A”) expenses of $15,460,668 for the fiscal year ended June 30, 2012, increased by $4,030,058 or 35%, from the prior fiscal year. The most significant components of the increase relate to expenses for the proxy contest and related litigation and the Company’s Audit Committee investigation of postings concerning the Company on an internet message board and the resignation of the Company’s former Chief Executive Officer.

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

The fiscal year ended June 30, 2012 resulted in a net loss of $5,211,238 compared to a net loss of $6,457,067 for the fiscal year ended June 30, 2011, a decrease in net loss of $1,245,829 between fiscal years. After preferred dividends, net loss applicable to common shareholders was $5,875,690, or $.18 per share, compared to a net loss applicable to common shareholders of $7,122,644, or $0.26 for the prior corresponding fiscal year.

For the fiscal year ended June 30, 2012, the Company had an Adjusted EBITDA loss of $2,777,338 which includes approximately $3,204,000 of cash expenses related to the proxy contest and former CEO matters outlined in the above table. Reconciliation of net loss to Adjusted EBITDA for the years ended June 30, 2012 and 2011 is as follows:

	Year ended June 30,
	2012	2011
Net loss	$(5,211,238)	$(6,457,067)

Less interest income	(72,059)	(82,234)

Plus interest expense	83,993	35,953

Plus income tax expense	12,599	-

Plus depreciation expense	2,443,054	1,553,978

Plus amortization expense	997,900	1,034,400

Plus (less) change in fair value of warrant liabilities	(1,813,687)	815,131

Plus stock-based compensation	782,100	356,866

Plus intangible asset impairment	-	581,900

Adjusted EBITDA loss	$(2,777,338)	$(2,161,073)

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

FISCAL QUARTER ENDED JUNE 30, 2013 COMPARED TO FISCAL QUARTER ENDED JUNE 30, 2012

Results for the fiscal quarter ended June 30, 2013 continued to demonstrate significant growth and improvements in the Company’s operations as compared to the fiscal quarter ended June 30, 2012. Highlights of year over year improvements include:

●	Total revenue up 23%;
●	Recurring license and transaction fee revenue up 28%;
●	ePort Connect service base up 13%;
●	Gross profit dollars up 15%;
●
GAAP net income of $1.7 million (includes $1.5 million non-cash gain for change in fair value of warrants), from a GAAP net loss of ($2.8) million (includes $170,000 non-cash charge for fair value of warrants and $2.2 million of proxy contest related expenses); and,

Revenues for the quarter ended June 30, 2013 were $9,684,842, consisting of $8,172,243 of license and transactions fees and $1,512,599 of equipment sales, compared to $7,902,846 for the quarter ended June 30, 2012, consisting of $6,382,575 of license and transaction fees and $1,520,271 of equipment sales. The increase in total revenue of $1,781,996, or 23%, was primarily due to an increase in license and transaction fees of $1,789,668, or 28%, from the prior year quarter, offset by a decrease in equipment sales of $7,672 or 1%, from the same period in the prior year.

Revenue from license and transaction fees, which represented 84% of total revenue for the quarter ended June 30, 2013, is fueled primarily by monthly ePort Connect® service fees and transaction processing fees. Highlights included:

●	18,000 net new connections to the ePort Connect service, compared to 16,000 net for the fourth quarter of Fiscal 2012;
●	Increases in the number of small-ticket, credit/debit transactions and dollars handled in the fourth quarter of 33% each compared to the same period a year ago; and
●	525 more ePort Connect customers added in the fourth quarter fiscal 2013, 17% more than the prior year fourth quarter, for 5,050 customers at June 30, 2013.

The increase in license and transaction fees was due to the growth in ePort Connect service fees and transaction dollars handled from the increased number of connections to our ePort Connect service. As of June 30, 2013, the Company had approximately 214,000 connections to the ePort Connect service compared to approximately 164,000 connections to the ePort Connect service as of June 30, 2012. During the quarter ended June 30, 2013, the Company added approximately 18,000 net connections to our network as compared to approximately 16,000 net connections during the quarter ended June 30, 2012, an increase of approximately 13%. Connections added as part of our JumpStart program represented approximately 45% and 75% of net connections added during the fourth quarter of 2013 and 2012, respectively.

Pursuant to its agreements with customers, in addition to ePort Connect service fees, the Company earns transaction processing fees equal to a percentage of the dollar volume processed by the Company. During the quarter ended June 30, 2013, the Company processed approximately 36 million transactions totaling approximately $63 million compared to approximately 27 million transactions totaling approximately $47 million during the quarter ended June 30, 2012, an increase of approximately 33% in both the number of transactions and the value of transactions processed.

New customers added to our ePort® Connect service during the quarter ended June 30, 2013 totaled 525, bringing the total number of such customers to approximately 5,050 as of June 30, 2013. The Company added approximately 450 new customers in the quarter ended June 30, 2012. By comparison, the Company had approximately 3,300 customers as of June 30, 2012, representing a 53% increase during the past twelve months. We count a customer as a new customer upon the signing of their ePort Connect service agreement. When a reseller sells our ePort, we count a customer as a new customer upon the signing of the applicable services agreement with the customer.

The $7,672 decrease in equipment sales was a result of a decrease of approximately $71,000 in Energy Miser products offset by an increase of $47,000 in ePort Products and $16,000 in other products. The $71,000 decrease in Energy Miser products is directly attributable selling fewer units during the quarter ended June 30, 2013 than during the quarter ended June 30, 2012.

Cost of sales consisted of cost of services for network and transaction fee related costs of $5,139,129 and $3,818,276 and equipment costs of $874,901 and $906,231, for the quarters ended June 30, 2013 and 2012, respectively. The increase in total cost of sales of $1,289,523 was due to an increase in cost of services of $1,320,853, offset by a decrease in equipment costs of $31,330. The increase in cost of services was predominantly related to increases in the number of connections to our ePort Connect service network and increases in transaction processing volume. The decrease in equipment costs is attributable to lower equipment revenues as well as lower charges to our inventory allowances during the quarter ended June 30, 2013 than during the quarter ended June 30, 2012.

Gross profit (“GP”) for the quarter ended June 30, 2013 was $3,670,812 compared to GP of $3,178,339 for the previous corresponding quarter, an increase of $492,473, of which $468,815 represents increased GP for license and transaction fees and an increase of $23,658 of equipment sales GP. Overall gross profit margins decreased from 40% to 38% for the quarter ended June 30, 2013 due to a decline in license and transaction fees margins to 37% from 40% in the prior year. However, this was partially offset by an increase in equipment sales margins to 42% from 40% in the prior year. License and transaction fee margins decreased due to the timing of the commencement of monthly fees for newly deployed units in the fourth quarter and recording allowances for potential customer credits on recurring revenue charges. The increase in equipment sales margins was mainly due to increased activation fees, which have no direct costs associated with them.

Selling, general and administrative (“SG&A”) expenses of $3,150,536 for the quarter ended June 30, 2013, decreased $2,270,420, net or 42%, from the same quarter in the prior fiscal year. Included in the $5,420,956 of SG&A expenses for the quarter ended June 30, 2012 were approximately $2.2 million of expenses for the proxy contest and related litigation. Exclusive of the proxy contest and litigation expenses, SG&A decreased approximately $41,000 in fiscal 2013’s fourth quarter as compared to the same quarter in the fiscal 2012.

Other income and expense for the quarter ended June 30, 2013, mostly consisted of $1,517,384 of non-cash gain for the change in the fair value (“FV”) of the Company’s warrant liabilities. The primary factor affecting the change in fair value is the decrease in the Black-Scholes value (“BSV”) of the warrants. For the quarter ended June 30, 2012, the Company had non-cash charges of $169,755 related to the same warrant liabilities.

Net income for the fourth quarter ended June 30, 2013 was $1,677,168 compared to a net loss of $2,772,605 for the prior year quarter. As noted above, these results include a gain/(charge) of $1,517,384 and ($169,755), for the quarters ended June 30, 2013 and 2012, respectively. For the quarter ended June 30, 2013, net earnings per common share, basic and diluted, were $.05 and $.05, respectively, compared to the quarter ended June 30, 2012 net loss per common share (basic and diluted) of ($.09).

Non-GAAP net income improved to $159,784, from a non-GAAP net loss of $373,850 for the quarters ended June 30, 2013 and 2012, respectively. Management believes that non-GAAP net income (loss) and non-GAAP diluted earnings (loss) per common share are important measures of USAT’s business. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that these non-GAAP financial measures serve as useful metrics for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance.

Reconciliation of net income (loss) to Non-GAAP net income (loss) for the quarters ended June 30, 2013 and 2012 is as follows:

	Three months ended June 30,
	2013	2012
Net income (loss)	$1,677,168	$(2,772,605)
Non-GAAP adjustments:
Operating expenses
Selling, general and administrative:
Proxy related costs	-	2,229,000
Fair value of warrant adjustment	(1,517,384)	169,755
Non-GAAP net income (loss)	$159,784	$(373,850)

Net income (loss)	$1,677,168	$(2,772,605)
Non-GAAP net income (loss)	$159,784	$(373,850)

Cumulative preferred dividends	-	-
Net income (loss) applicable to common shares	$1,677,168	$(2,772,605)
Non-GAAP net income (loss) applicable to common shares	$159,784	$(373,850)

Net earnings (loss) per common share - basic	$0.05	$(0.09)
Non-GAAP net earnings (loss) per common share - basic	$0.00	$(0.01)

Weighted average number of common shares outstanding	33,080,641	32,496,327

Net earnings (loss) per common share - diluted	$0.05	$(0.09)
Non-GAAP net earnings (loss) per common share - diluted	$0.00	$(0.01)

Diluted weighted average number of common shares outstanding	34,115,444	32,496,327

As used herein, non-GAAP net income (loss) represents GAAP net loss excluding costs relating to the proxy contest and any adjustment for fair value of warrant liabilities. As used herein, non-GAAP diluted earnings (loss) per common share is calculated by dividing non-GAAP net income (loss) applicable to common shares by the diluted weighted average number of shares outstanding.

For the quarter ended June 30, 2013, the Company had an Adjusted EBITDA of $1,624,539. Reconciliation of net income (loss) to Adjusted EBITDA for the quarters ended June 30, 2013 and 2012 is as follows:

	Three months ended
	June 30
	2013	2012
Net income (loss)	$1,677,168	$(2,772,605)

Less interest income	(4,212)	(26,877)

Plus interest expense	47,804	13,237

Plus income tax expense	6,911	12,599

Plus depreciation expense	1,094,978	695,609

Plus amortization expense	185,600	222,100

Plus (gain)/loss for change in fair value of warrant liabilities	(1,517,384)	169,755

Plus (less) stock-based compensation	133,674	271,303

Adjusted EBITDA income (loss)	$1,624,539	$(1,414,879)

As used herein, Adjusted EBITDA represents net income (loss) before interest income, interest expense, income taxes, depreciation, amortization, change in fair value of warrant liabilities and stock-based compensation expense. We have excluded the non-operating item, change in fair value of warrant liabilities, because it represents a non-cash gain (charge) that is not related to the Company’s operations. We have excluded the non-cash expenses, stock-based compensation as it does not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, and because it is less susceptible to variances in actual performance resulting from depreciation and amortization and non-cash charges for changes in fair value of warrant liabilities and stock-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2013, net cash provided by operating activities was $6,038,952 as a result of net income of $854,123,  non-cash charges of $4,944,338 and net cash provided by the change in operating assets and liabilities of $240,491. Of the $4,944,338 of non-cash charges, the most significant during fiscal year 2013 were depreciation and amortization of assets, and charges for the vesting and issuance of common stock for employee and director compensation offset by the decrease in fair value of warrant liabilities. The cash provided by the $240,491 change in the Company’s operating assets and liabilities was the result of decreases in inventory and prepaid and other assets as well as an increase in accounts payable, offset by a decrease in accrued expenses and increased accounts and finance receivables.

During the year ended June 30, 2013, the Company used $9,180,837 in investing activities of which $9,092,394 related to the purchase of equipment for the JumpStart Program and $107,351 for network equipment. $18,908 related to proceeds from the sale of property and equipment.

The Company obtained net cash of $2,696,240 through financing activities, $3,000,000 of which are net proceeds from the Line of Credit and cash proceeds of $432,229 from warrant exercises, offset by $614,937 related to repayment of debt and $121,052 related to cancellation of common stock by our executive officers to satisfy income tax liability due in connection with common stock awards.

We experienced losses from inception through June 30, 2012, with net income for the year ended June 30, 2013. Our accumulated deficit through June 30, 2013 is composed of cumulative losses amounting to approximately $198,300,000, preferred dividends converted to common stock of approximately $2,690,000, and charges incurred for the open-market purchases of preferred stock of approximately $150,000.

As a result of the continued growth in connections to our ePort Connect service that has fueled the strong growth in recurring revenue from license and transaction fees and the substantial improvement in GP dollars, the operating activities of the business are now providing cash to fund operations of the Company.

Adjusted EBITDA for the year ended June 30, 2013 was a positive $5,796,406 compared to an Adjusted EBITDA loss of $2,777,338 for the prior fiscal year. The Company reports Adjusted EBITDA to reflect the liquidity of operations and a measure of operational cash flow. Adjusted EBITDA excludes significant non-cash charges such as depreciation, amortization of intangibles, fair value warrant liability changes and stock-based compensation from net income (loss). We believe that, provided there are no unusual or unanticipated material non-operational expenses, achieving positive Adjusted EBITDA is sustainable, and will continue to increase, as our connection base increases.

For the year ended June 30, 2013, cash provided by operating activities was $6,038,952. The Company believes it will continue to generate positive cash flow from operations during the 2014 fiscal year, as the Company adds connections to existing base of connections, provided there are no material unanticipated or unusual non-operational events. The largest use of cash is for ePorts purchased for use in the Company’s JumpStart Program. For the year ended June 30, 2013, the Company used cash of $9,092,394 in its JumpStart Program.

The Company anticipated using the JumpStart Program for approximately 55% to 60% of its anticipated net connections in fiscal 2013 as a result of the potential diversification from the kiosk market, where many customers only require our Quick Connect™ Web service. The Company has efforts under way in sales, marketing, development and partnering efforts that are focused on securing connections from sources away from JumpStart, such as QuickConnect Web service, ePort Mobile and direct sales of its ePort hardware device. However, since the actual percentage of total net connections from JumpStart during the year ended June 30, 2013 have been higher than anticipated, and given the use of cash required by the JumpStart Program, the Company may choose to adjust JumpStart levels or modify the JumpStart Program, subject to contractual obligations, to ensure our cash resources stay at levels deemed necessary in order to fund the ongoing operational requirements of the Company.

The Company has three sources of cash available to fund and grow the business: (1) cash on hand of approximately $6 million at June 30, 2013; (2) the anticipated cash generated from operations; and (3) $2 million available on the line of credit with Avidbank, provided we continue to satisfy the various affirmative and negative covenants set forth in the loan agreement. As of June 30, 2013 the Company obtained waivers from Avidbank for the default of two covenants - Adjusted EBITDA and the minimum current ratio - for the June 30, 2013 fiscal quarter and entered into an amendment with Avidbank which modified future quarterly Adjusted EBITDA benchmarks. Although the line of credit matures on June 21, 2014, we anticipate that we will be able to extend the maturity date of line of credit or be able to procure a new line of credit to replace the existing line of credit.

In addition to the above, as of June 30, 2013, the Company had outstanding 2,148,753 common stock warrants at an exercise price of $1.13 per share expiring on December 31, 2013. So long as the Company’s  stock price remains above the exercise price of $1.13, we anticipate that a substantial portion of these warrants will be exercised providing us with additional cash resources of up to $2,428,091 by December 31, 2013.

During August 2013, at the request of a customer, we ceased providing ePort Connect services for 10,890 ePort devices which the customer had previously purchased from us. We believe that the customer made such a request as a result of the customer developing its own product and service. We continue to provide ePort Connect services to this customer for additional ePort devices that were previously purchased from us by the customer. The license and transaction fees attributable to these continuing connections would have represented approximately 6% to 7% of our license and transaction fee revenues during fiscal year 2013. As a result of our anticipated growth in connections during fiscal year 2014, we do not believe that these deactivations will have a material adverse effect on our business. The customer represented 11%, 18% and 25% of our license and transaction fee revenues during fiscal years 2013, 2012 and 2011, respectively.

Therefore, the Company believes its existing cash and cash equivalents and available cash resources as of June 30, 2013, would provide sufficient funds through at least July 1, 2014 in order to meet its cash requirements, including payment of its accrued expenses and payables, any cash resources to be utilized for the JumpStart program, other anticipated capital expenditures, and the repayment of long-term debt.

CONTRACTUAL OBLIGATIONS

As of June 30, 2013, the Company had certain contractual obligations due over a period of time as summarized in the following table:

	Payments due by period

		Less Than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$25,356	$16,904	$8,452	$-	$-
Capital Lease Obligations	374,126	250,588	123,538	-	-
Operating Lease Obligations	1,223,652	425,337	798,315	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-
Total	$1,623,134	$692,829	$930,305	$-	$-

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

Item 8. Financial Statements and Supplementary Data.

USA TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
USA Technologies, Inc.

We have audited the accompanying consolidated balance sheets of USA Technologies, Inc. and subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule of USA Technologies, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of USA Technologies, Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey LLP

New York, NY
September 30, 2013

USA Technologies, Inc.
Consolidated Balance Sheets

	June 30,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$5,981,000	$6,426,645
Accounts receivable, less allowance for uncollectible accounts of $18,000 and $25,000, respectively	2,620,684	2,441,941
Finance receivables	116,444	206,649
Inventory	1,823,615	2,511,748
Prepaid expenses and other current assets	184,336	555,823
Total current assets	10,726,079	12,142,806

Finance receivables, less current portion	408,674	336,198
Property and equipment, net	17,240,065	11,800,108
Intangibles, net	454,053	1,196,453
Goodwill	7,663,208	7,663,208
Other assets	84,117	80,884
Total assets	$36,576,196	$33,219,657

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,301,247	$6,136,443
Accrued expenses	1,468,184	3,342,456
Line of credit	3,000,000	-
Current obligations under long-term debt	247,152	466,056
Total current liabilities	12,016,583	9,944,955

Long-term liabilities:
Long-term debt, less current portion	122,754	262,274
Accrued expenses, less current portion	366,785	426,241
Deferred tax liabilities	40,245	12,599
Warrant liabilities	650,638	918,566
Total long-term liabilities	1,180,422	1,619,680
Total liabilities	13,197,005	11,564,635

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000 Series A convertible preferred- Authorized shares- 900,000 Issued and outstanding shares- 442,968 (liquidation preference of $16,026,004 and $15,361,552, respectively)	3,138,056	3,138,056
Common stock, no par value: Authorized shares- 640,000,000 Issued and outstanding shares- 33,284,232 and 32,510,069, respectively	221,383,373	220,513,327
Accumulated deficit	(201,142,238)	(201,996,361)

Total shareholders’ equity	23,379,191	21,655,022

Total liabilities and shareholders’ equity	$36,576,196	$33,219,657

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations

	Year ended June 30
	2013	2012	2011

Revenues:
License and transaction fees	$30,044,429	$23,370,754	$16,442,485
Equipment sales	5,895,815	5,646,489	6,426,304
Total revenues	35,940,244	29,017,243	22,868,789

Cost of services	18,219,945	15,312,966	11,651,138
Cost of equipment	3,623,686	3,743,226	3,468,993
Gross profit	14,096,613	9,961,051	7,748,658

Operating expenses:
Selling, general and administrative	12,068,566	15,460,668	11,430,610
Depreciation and amortization	1,314,122	1,500,775	1,424,365
Impairment of intangible asset	-	-	581,900
Total operating expenses	13,382,688	16,961,443	13,436,875
Operating income (loss)	713,925	(7,000,392)	(5,688,217)

Other income (expense):
Interest income	57,121	72,059	82,234
Interest expense	(157,205)	(83,993)	(35,953)
Change in fair value of warrant liabilities	267,928	1,813,687	(815,131)
Total other income (expense), net	167,844	1,801,753	(768,850)

Income (loss) before provision for income taxes	881,769	(5,198,639)	(6,457,067)
Provision for income taxes	(27,646)	(12,599)	-
Net income (loss)	854,123	(5,211,238)	(6,457,067)
Cumulative preferred dividends	(664,452)	(664,452)	(665,577)
Net income (loss) applicable to common shares	$189,671	$(5,875,690)	$(7,122,644)
Net earnings (loss) per common share - basic	$0.01	$(0.18)	$(0.26)

Weighted average number of common shares outstanding	32,787,673	32,423,987	27,665,345
Net earnings (loss) per common share - diluted	$0.01	$(0.18)	$(0.26)
Diluted weighted average number of common shares outstanding	33,613,346	32,423,987	27,665,345

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Shareholders’ Equity

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance, June 30, 2010	444,468	$3,148,676	25,497,155	$209,958,552	$(190,295,056)	$22,812,172

Issuance of common stock at $0.90 per share less issuance cost of $230,087	-	-	261,953	5,671	-	5,671
Issuance of common stock to Lincoln Park Capital	-	-	150,000	-	-	-
Issuance of common stock at $2.064 per share less the fair value of warrants issued of $1,917,122 and less cash issuance costs of $838,705	-	-	5,200,000	7,976,973	-	7,976,973
Exercise of 376,355 warrants at $2.20 resulting in the issuance of common stock	-	-	376,355	827,981	-	827,981
Exercise of 497,367 warrants at $1.13 resulting in the issuance of common stock	-	-	497,367	562,025	-	562,025
Cashless exercise of 127,497 warrants resulting in the issuance of common stock	-	-	83,472	-	-	-
Conversion of preferred stock into common stock	(1,500)	(10,620)	15	10,620	-	-
Conversion of $33,000 of preferred dividends into common stock	-	-	33	33,000	(33,000)	-
Issuance of fully-vested shares of common stock to employees and vesting of shares granted under the 2008 Stock Incentive Plan	-	-	20,747	10,208	-	10,208
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares granted under the 2010 Stock Incentive Plan	-	-	109,918	292,263	-	292,263
Issuance of common stock for settlement of the Long-Term Equity Incentive Program for Fiscal Year 2010	-	-	86,342	97,566	-	97,566
Retirement of common stock	-	-	(2,217)	(2,261)	-	(2,261)
Net loss					(6,457,067)	(6,457,067)
Balance, June 30, 2011	442,968	3,138,056	32,281,140	219,772,598	(196,785,123)	26,125,531

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Shareholders’ Equity (Continued)

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Exercise of 4,550 warrants at $2.20 resulting in issuance of common stock	-	-	4,550	10,010	-	10,010
Cashless exercise of 2,767 warrants resulting in issuance of common stock	-	-	990	-	-	-
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2010 Stock Incentive Plan	-	-	120,472	248,851	-	248,851
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2011 Stock Incentive Plan	-	-	141,666	335,636	-	335,636
Vesting of shares under the 2012 Stock Incentive Plan	-	-	-	197,613	-	197,613
Retirement of common stock	-	-	(38,749)	(51,381)	-	(51,381)
Net loss	-	-	-	-	(5,211,238)	(5,211,238)
Balance, June 30, 2012	442,968	3,138,056	32,510,069	220,513,327	(201,996,361)	21,655,022

Exercise of 382,503 warrants at $1.13 resulting in issuance of common stock	-	-	382,503	432,229	-	432,229
Cashless exercise of 36,186 warrants resulting in issuance of common stock	-	-	17,094	-	-	-
Warrants issued in conjunction with Line of Credit Amendment	-	-	-	55,962	-	55,962
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2010 Stock Incentive Plan	-	-	62,942	68,723	-	68,723
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2011 Stock Incentive Plan	-	-	96,665	157,645	-	157,645
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2012 Stock Incentive Plan	-	-	279,806	276,539	-	276,539
Retirement of common stock	-	-	(64,847)	(121,052)	-	(121,052)
Net Income	-	-	-	-	854,123	854,123
Balance, June 30, 2013	442,968	$3,138,056	33,284,232	$221,383,373	$(201,142,238)	$23,379,191

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows

	Year ended June 30
	2013	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$854,123	$(5,211,238)	$(6,457,067)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Charges incurred in connection with the vesting and issuance of common stock for employee and director compensation	502,907	782,100	302,471
Charges incurred in connection with the Long-term Equity Incentive Plan	-	-	54,395
(Gain) Loss on disposal of property and equipment	(20,343)	134,350	116,828
Non-cash interest and amortization of debt discount	53,867	-	-
Bad debt expense (recoveries), net	68,615	(48,270)	92,025
Depreciation	3,837,174	2,443,054	1,553,978
Amortization	742,400	997,900	1,034,400
Impairment of intangible asset	-	-	581,900
Change in fair value of warrant liabilities	(267,928)	(1,813,687)	815,131
Provision for deferred tax liability	27,646	12,599	-
Changes in operating assets and liabilities:
Accounts receivable	(247,358)	(758,952)	321,677
Finance receivables	17,729	(61,460)	100,406
Inventory	716,470	158,584	(36,361)
Prepaid expenses and other current assets	503,937	431,276	115,756
Accounts payable	1,164,804	498,082	1,067,631
Accrued expenses	(1,915,091)	2,513,898	(571,397)

Net cash provided by (used in) operating activities	6,038,952	78,236	(908,227)

INVESTING ACTIVITIES:
Purchase of property and equipment	(107,351)	(478,144)	(291,390)
Purchase of property for rental program	(9,092,394)	(5,754,670)	(4,263,302)
Proceeds from sale of property and equipment	18,908	-	-
Net cash used in investing activities	(9,180,837)	(6,232,814)	(4,554,692)

FINANCING ACTIVITIES:
Net proceeds from the issuance (retirement) of common stock and exercise of common stock warrants	311,177	(41,371)	11,287,511
Proceeds from line of credit, net of repayments	3,000,000	-	-
Repayment of long-term debt	(614,937)	(368,917)	(437,405)

Net cash provided by (used in) financing activities	2,696,240	(410,288)	10,850,106

Net increase (decrease) in cash and cash equivalents	(445,645)	(6,564,866)	5,387,187
Cash and cash equivalents at beginning of year	6,426,645	12,991,511	7,604,324
Cash and cash equivalents at end of year	$5,981,000	$6,426,645	$12,991,511

Supplemental disclosures of cash flow information:
Cash paid for interest	$118,934	$38,891	$37,962
Fair value of warrants at issuance	$-	$-	$1,917,122
Depreciation expense allocated to cost of sales	$3,265,452	$1,940,179	$1,164,013
Prepaid interest from issuance of warrants for debt costs	$55,962	$-	$-
Reclass of rental program property to inventory	$28,337	$-	$-
Prepaid items financed with debt	$133,588	$95,263	$94,311
Equipment and software acquired under capital lease	$124,917	$495,955	$-
Equipment and software financed with long-term debt	$-	$252,968	$-
Disposal of property and equipment	$98,928	$652,093	$283,802
Conversion of convertible preferred stock to common stock	$-	$-	$(10,620)
Conversion of cumulative preferred dividends to common stock	$-	$-	$(33,000)

See accompanying notes.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1. BUSINESS

USA Technologies, Inc. (the “Company”, “We” or “Our”), was incorporated in the Commonwealth of Pennsylvania in January 1992 and provides wireless networking, cashless transactions, asset monitoring and other value-added services principally to the small ticket unattended retail markets. Our ePort® technology can be installed and/or embedded into everyday devices such as vending machines, a variety of kiosks, and amusement and arcade machines and smartphones via our ePort Mobile™ solution. Our associated service, ePort Connect®, is a PCI-compliant, comprehensive service that includes simplified credit/debit card processing and support, consumer engagement services, as well as telemetry and machine-to-machine (“M2M”) services, including the ability to remotely monitor, control and report on the results of distributed assets containing our electronic payment solutions. In addition, the Company provides energy management products, such as its VendingMiser® and CoolerMiser™, which reduce energy consumption in vending machines and coolers.

While strategies to drive growth have resulted in net income of $854,123 for the year ended June 30, 2013, the Company had incurred losses from its inception through June 30, 2012. The impact on net income of future changes to the fair value of our warrant liabilities, which is subject to secondary market conditions, is not reasonably predictable. The Company’s ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and the available capital resources. Until the Company’s products and services can generate sufficient annual revenues, the Company will be required to use its cash and cash equivalents on hand, and its line of credit (see Note 7), and may raise capital to meet its cash flow requirements including the issuance of Common Stock and the exercise of outstanding Common Stock warrants.

2. ACCOUNTING POLICIES

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Stitch Networks Corporation (“Stitch”) and USAT Capital Corp LLC (“USAT Capital”). All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

Cash equivalents represent all highly liquid investments with original maturities of three months or less. Cash equivalents are comprised of money market funds. The Company maintains its cash in bank deposit accounts, which may exceed federally insured limits at times.

Included in cash and cash equivalents at June 30, 2013 and 2012 was $0, of cash received by the Company for transaction processing services which is payable to our customers. Included in accounts receivable are amounts for transactions processed with our card processers for which cash has not been received by the Company and included in accounts payable are amounts for transactions processed with our card processers and due to our customers, which are recorded net of fees due to the Company. Generally, contractual terms require us to remit amounts owed to our customers on a weekly basis.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends certain disclosure requirements of Subtopic 820-10. This ASU provides additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3. This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with ASC 350, “Intangibles – Goodwill and Other”. Under ASC 350, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. In September 2011, the FASB issued ASU No. 2011-08 Intangibles – Goodwill and Other: Testing Goodwill for Impairment, which amended guidance to allow the Company to first assess qualitative factors to determine if it is necessary to perform the two-step quantitative impairment test. If after this assessment the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If after this assessment the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, than the Company will perform the first step of the two-step impairment test. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a quantitative method, including a discounted cash flow analysis to complete the first step in this process. We also give consideration to our market capitalization. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill as a result of its testing on April 1, 2013, April 1, 2012, and April 1, 2011.

The Company trademarks with an indefinite economic life are not being amortized. The trademarks, not subject to amortization, are related to the miser asset group and consist of the following trademarks: 1) VendingMiser, 2) CoolerMiser, 3) PlugMiser and 4) SnackMiser. The Company tests indefinite-lived intangible assets for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a relief from royalty analysis to complete the first step in this process. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date for its indefinite-lived intangible assets. There was no impairment expenses recorded during the fiscal years ended June 30, 2013 and 2012. In fiscal 2011 the Company concluded there was an impairment of its indefinite-lived trademarks as a result of its testing and recorded a $581,900 impairment expense in the fourth quarter of the fiscal year ended June 30, 2011 (see Note 5).

Patents and trademarks, with an estimated economic life, are carried at cost less accumulated amortization, which is calculated on a straight-line basis over their estimated economic life. The Company reviews intangibles, subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows resulting from the use of the asset and its eventual disposition is less than its carrying amount. The amount of the impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. As of June 30, 2013 and 2012, the Company has concluded there has been no impairment of its patents or trademarks that is subject to amortization.

IMPAIRMENT OF LONG LIVED ASSETS

In accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value. In the period when the plan of sale criteria of ASC 360 are met, long-lived assets are reported as held for sale, depreciation and amortization cease, and the assets are reported at the lower of carrying value or fair value less costs to sell. The Company has concluded that the carrying amount of long-lived assets is recoverable as of June 30, 2013 and 2012.

CONCENTRATION OF CREDIT RISK

Financial instruments that subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts and finance receivables. The Company maintains cash and cash equivalents with various financial institutions. Approximately 41% and 46% of the Company’s trade accounts and finance receivables at June 30, 2013 and 2012, respectively, were concentrated with one and two customer(s), respectively. Approximately 37%, 43%, and 48%, of the Company’s license and transaction processing revenues for the years ended June 30, 2013, 2012, and 2011, respectively, were concentrated with two customers - 26%, 25%, and 23%, respectively, with one; and 11%, 18%, and 25%, respectively, with another. There was no concentration of equipment sales revenue for the years ended June 30, 2013, 2012 and 2011. The Company’s customers are principally located in the United States.

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

EQUIPMENT RENTAL

During the year ended June 30, 2010, the Company commenced a rental program, the JumpStart Program (“JumpStart”), for its ePort devices. The JumpStart terms are typically 36 months and are cancellable with sixty days written notice. In accordance with ASC 840, “Leases”, the Company classifies the rental agreements as operating leases. For the years ended June 30, 2013, 2012, and 2011, there was approximately $806,000, $607,000, and $597,000, respectively, of activation fee revenue related to JumpStart equipment included in equipment sales in the Consolidated Statements of Operations. There was also approximately $10,193,000, $6,074,000, and $2,725,000 of service fee revenue related to JumpStart equipment included in license and transaction fees in the Consolidated Statements of Operations for the years ended June 30, 2013, 2012, and 2011, respectively. Cost for the JumpStart revenues, which consists of depreciation expense on the JumpStart equipment, approximated $3,171,000, $1,740,000, and $933,000 for the years ended June 30, 2013, 2012, and 2011, respectively, and was included in cost of services in the Consolidated Statements of Operations. At June 30, 2013 and 2012, approximately, $15,685,000 and $9,793,000, respectively, of ePort equipment utilized by the JumpStart Program was included in property and equipment, net on the Consolidated Balance Sheet (see Note 4).

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

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed as incurred. Research and development expenses, which are included in selling, general and administrative expenses in the Consolidated Statements of Operations, were approximately $901,000, $1,038,000, and $997,000, for the years ended June 30, 2013, 2012, and 2011, respectively. Our research and development initiatives focus on adding features and functionality to our system solutions through the development and utilization of our processing and reporting network and new technology.

ACCOUNTING FOR EQUITY AWARDS

In accordance with ASC 718 the cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award and allocated over the vesting period of the award.

The Company recorded stock compensation expense of $483,740, $584,487, and $302,471 related to common stock grants and vesting of shares previously granted to employees and directors during the years ended June 30, 2013, 2012, and 2011, respectively. These expenses exclude the Performance Share Plans for the 2013 and 2012 fiscal years (“2013 Plan” and the “2012 Plan”) and the Long-Term Equity Incentive Program (“LTIP” or the “LTIP Program”) covering the Company’s executive officers.

On September 5, 2012, at the recommendation of the Compensation Committee, the board of directors adopted the 2013 Plan. The Company recorded expense of $19,167 for the year ended June 30, 2013 for the award earned by the Company’s executive officers under the 2013 Plan. On September 15, 2011, at the recommendation of the Compensation Committee, the board of directors adopted the “2012 Plan”. The Company recorded expense of $197,613 for the year ended June 30, 2012 for the award earned by the Company’s executive officers under the 2012 Plan. The Company recorded stock compensation expense of $54,395 and $43,171 related to the vesting of shares and the change in fair value of the shares awarded under the LTIP Program during the year ended June 30, 2011 (see Note 12), the last year of the LTIP Program.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR EQUITY AWARDS (CONTINUED)

There were no common stock options granted, vested or recorded as expense during the years ended June 30, 2013, 2012 and 2011. During each of the fiscal years ended June 30, 2013 and 2012, 42,333 and 3,000 common stock options, with exercise prices of $7.50 and $8.00, respectively, expired unexercised. As of June 30, 2013, there were no common stock options outstanding.

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

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest or penalties related to uncertain tax positions were accrued or incurred during the years ended June 30, 2013, 2012, and 2011.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. The tax years ended June 30, 2010 through June 30, 2013 remain open to examination by taxing jurisdictions to which the Company are subject. As of June 30, 2013, the Company did not have any income tax examinations in process.

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings per share are calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the year plus the effect of potential common shares unless such effect is anti-dilutive. For the fiscal year ended June 30, 2013 exercise of 825,673 stock purchase warrants was assumed to calculate the weighted average common shares outstanding for the year. Exercise of stock purchase warrants (5,212,955) or the conversion of preferred stock (85,847) or cumulative preferred dividends (11,596) was not assumed during the fiscal year ended June 30, 2013 because the result would be anti-dilutive. For the fiscal year ended June 30, 2012 no exercise of stock options (45,333); or stock purchase warrants (8,045,619); or the conversion of preferred stock (4,430) or cumulative preferred dividends (10,932) was assumed during the because the result would be anti-dilutive. For the fiscal year ended June 30, 2011 no exercise of stock options (90,666); or stock purchase warrants (15,567,199); or the conversion of preferred stock (4,430) or cumulative preferred dividends (10,267) was assumed during the fiscal year ended June 30, 2011 because the result would be anti-dilutive.

RECENT ACCOUNTING PRONOUCEMENTS

The Company does not believe that the following recent accounting pronouncements or any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In September 2011, the Financial Accounting Standards Board issued ASU 2011-08 Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This is effective for the Company beginning with the fiscal year ended June 30, 2013.

In December 2011, the Financial Accounting Standards Board issued ASU 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This will be effective for the Company beginning with the fiscal year ending June 30, 2014.

In December 2011, the Financial Accounting Standards Board issued ASU 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This is effective for the Company at the beginning of the fiscal year ended June 30, 2013.

In July 2012, the Financial Accounting Standards Board issued ASU 2012-02 Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This will be effective for the Company beginning with the fiscal year ending June 30, 2014.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

3. FINANCE RECEIVABLES

Finance Receivables consist of the following:

	June 30,

	2013	2012
Total finance receivables	$525,118	$542,847
Less current portion	116,444	206,649
Non-current portion of finance receivables	$408,674	$336,198

As of June 30, 2013 and 2012, there was no allowance for credit losses of finance receivables. As the Company collects monthly payments of the receivables from the customers’ transaction funds the risk of loss was determined to be remote.

Credit Quality Indicators
As of June 30, 2013

Credit risk profile based on payment activity:
Leases

Performing	$525,118
Nonperforming	-
Total	$525,118

Age Analysis of Past Due Finance Receivables
As of June 30, 2013

	31 – 60	61 – 90	Greater than			Total
	Days Past Due	Days Past Due	90 Days Past Due	Total Past Due	Current	Finance Receivables

Leases	$-	$814	$-	$814	$524,304	$525,118
Total	$-	$814	$-	$814	$524,304	$525,118

Age Analysis of Past Due Finance Receivables
As of June 30, 2012

	31 – 60	61 – 90	Greater than			Total
	Days Past Due	Days Past Due	90 Days Past Due	Total Past Due	Current	Finance Receivables

Leases	$-	$2,057	$18,855	$20,912	$521,935	$542,847
Total	$-	$2,057	$18,855	$20,912	$521,935	$542,847

USA Technologies, Inc.
Notes to Consolidated Financial Statements

4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

		June 30,
	Useful
	Lives	2013	2012
Computer equipment and purchased software	3-7 years	$4,688,104	$4,682,276
Property and equipment used for Rental Program	5 years	21,574,225	12,523,254
Furniture and equipment	3-7 years	693,554	805,077
Leasehold improvements	Lesser of
	life or lease term	539,629	465,587
		27,495,512	18,476,194
Less accumulated depreciation		(10,255,447)	(6,676,086)
		$17,240,065	$11,800,108

Assets under capital lease totaled approximately $1,965,000 and $1,863,000 as of June 30, 2013 and 2012, respectively. Capital lease amortization of approximately $265,000, $189,000, and $277,000, is included in depreciation expense for the years ended June 30, 2013, 2012, and 2011, respectively.

ePort equipment utilized by the JumpStart Program is identified as Property and equipment used for Rental Program in the above table. Accumulated depreciation attributable to the Property and equipment used for Rental Program is approximately $5,889,000 and $2,731,000 as of June 30, 2013 and 2012, respectively and is included in accumulated depreciation for the respective years in the above table.

5. INTANGIBLE ASSETS

Amortization expense relating to all acquired intangible assets was approximately $742,000, $998,000, and $1,034,000 during each of the years ended June 30, 2013, 2012, and 2011, respectively. The intangible asset balance and related accumulated amortization consisted of the following:

	June 30, 2013
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Intangible assets:

Trademarks	$1,482,100	$(1,050,000)	$432,100
Patents	9,294,000	(9,272,047)	21,953
Total	$10,776,100	$(10,322,047)	$454,053

	June 30, 2012
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Intangible assets:

Trademarks	$1,482,100	$(1,050,000)	$432,100
Patents	9,294,000	(8,529,647)	764,353
Total	$10,776,100	$(9,579,647)	$1,196,453

USA Technologies, Inc.
Notes to Consolidated Financial Statements

5. INTANGIBLE ASSETS (CONTINUED)

The Company’s test for impairment of its indefinite-lived trademarks consists of the trademarks: 1) VendingMiser, 2) CoolerMiser, 3) PlugMiser and 4) SnackMiser. As a result of its testing in fiscal years ended June 30, 2013 and 2012 the Company determined that no impairment had occurred. In the testing in fiscal year 2011, the Company determined that the sum of the expected discounted cash flows attributable to the trademarks was less than its carrying value of $1,014,000, and that an impairment write-down was required. The primary driver behind the decrease in the value was a decrease in the revenue expectations for the trademarks from the time the trademarks were acquired in July 2003 to when the impairment assessment was prepared. Accordingly, in fiscal year 2011, the Company performed a valuation of the trademark’s fair value with the assistance of an independent valuation specialist. The fair value of the trademarks was determined by a method known as “relief from royalty”, in which the fair value is determined by reference to the amount of royalty income the intangible would generate if it were licensed in an arm’s-length transaction. The essential assumptions in a valuation via an income approach are as follows:

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

At June 30, 2013, the expected amortization of the intangible assets is as follows: approximately $22,000 in fiscal year 2014 and $0 thereafter. The weighted average useful life of these amortized intangible assets is approximately one month at June 30, 2013. At June 30, 2013 and 2012, $432,100 of trademarks has an indefinite life and is included in the intangible assets tables above.

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,

	2013	2012
Accrued compensation and related sales commissions	$583,710	$767,926
Accrued professional fees	165,444	482,664
Accrued taxes and filing fees	253,527	663,078
Advanced customer billings	346,868	311,767
Accrued proxy contest and litigation costs	-	992,520
Accrued rent	226,582	278,862
Accrued other	258,838	271,880
	$1,834,969	$3,768,697

7. LINE OF CREDIT

On July 10, 2012, the Company entered into a Loan and Security Agreement and other ancillary documents (the “Loan Documents”) with Avidbank Corporate Finance, a division of Avidbank (the “Bank”), providing for a secured asset-based revolving line of credit in an amount of up to $3 million (the “Line of Credit”). The Company intends to use advances under the Line of Credit towards the financing of growth initiatives like its JumpStart Program and other working capital needs

USA Technologies, Inc.
Notes to Consolidated Financial Statements

7. LINE OF CREDIT (CONTINUED)

The Loan Documents provide that the aggregate amount of advances under the Line of Credit shall not exceed the lesser of (i) $3.0 million, or (ii) 75% of eligible accounts receivable as defined in the Loan Documents plus 80% of the prior two months transaction processing revenues and networking service fees as defined in the Loan Documents, provided that the amounts advanced on account of such processing revenues and service fees shall not exceed $2,000,000 without the Bank’s prior consent, after the First Amendment entered into on January 2, 2013

As a condition of the Bank entering into the First Amendment, the Company issued to the Bank warrants to purchase up to 45,000 shares of common stock of the Company. The warrants are exercisable at any time prior to December 31, 2017 at an exercise price of $2.10 per share. Upon the issuance of the 45,000 shares of common stock, the fair value of the warrants is $55,962 using a Black Scholes model, which was recorded as prepaid interest and included in other assets on the Consolidated Balance Sheet,  and is being amortized as non-cash interest expense over the remaining term of the Line of Credit as amended in January 2013. Non-cash interest of $53,867 has been recognized for the year ended June 30, 2013.

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

On April 2, 2013, the Company and the Bank, entered into a Second Amendment (the “Second Amendment”) to the Loan and Security Agreement. The Second Amendment provided a change to the definition of Adjusted EBITDA for covenant calculations for the fiscal quarters ending through March 31, 2014.

On April 15, 2013, the Company and the Bank, entered into a Third Amendment (the “Third Amendment”) to the Loan and Security Agreement. The Third Amendment provides that, among other things, the aggregate amount available under the Line of Credit will be increased from $3.0 million to $5.0 million, and the maturity date of the Line of Credit will be extended for another twelve months, or until June 21, 2014.The Third Amendment provides that the aggregate amount of advances now available to the Company under the Line of Credit cannot exceed the lesser of (i) $5.0 million, or (ii) 80% of the prior three months transaction processing revenues and networking service fees as defined in the Loan Agreement.

The Loan Documents contain customary affirmative and negative covenants. The Loan Documents also require the Company to achieve a minimum Adjusted EBITDA, as defined in the Loan Documents and amended by the Second Amendment, dated April 2, 2013, measured on a quarterly basis. Prior to the Third Amendment, the Company was required to maintain a balance of unrestricted cash in accounts with the Bank of at least $3.0 million. The Third Amendment provided that if the amount of the Company’s monthly “net cash provided by (used in) operating activities” including Jumpstart investments, as set forth in the Company’s monthly cash flow statements prepared in accordance with United States’ Generally Accepted Accounting Principles (“GAAP”) (the “RML”) is negative, the Company must maintain a balance of unrestricted cash in accounts with the Bank plus the availability under the Line of Credit of at least six times the RML. If the RML is positive, then in lieu of the foregoing requirement, the Company must maintain a minimum current ratio of current assets to current liabilities of at least 1.00 to 1.00. As of June 30, 2013 the Company obtained waivers from the Bank for the default of two covenants – Adjusted EBITDA and the minimum current ratio.

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

In September 2013, the Company and the Bank entered into a Fifth Amendment (“Fifth Amendment”) to the Loan and Security Agreement to change the definition of Adjusted EBITDA for covenant calculations for the four fiscal quarters ending through June 30, 2014.

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

As of June 30, 2013, the balance due on the Line of Credit was $3,000,000, and another $2,000,000 was available.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

8. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30,

	2013	2012
Capital lease obligations	$345,925	$426,007
Loan agreement	23,981	302,323
	369,906	728,330
Less current portion	247,152	466,056
	$122,754	$262,274

The maturities of long-term debt as of June 30, 2013 are as follows:

2014	$247,152
2015	96,347
2016	21,435
2017	4,972
$369,906

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

During November 2008, the Company entered into various capital leases for network equipment and maintenance contracts on the equipment totaling $462,041, due in 24 to 36 monthly installments $1,545 to $3,246.

During July 2009, the Company also entered into a capital lease for office equipment totaling $24,836, due in 46 monthly installments of $677. This was satisfied in June 2013.

During March 2010, the Company financed the purchase of computer equipment totaling $195,000 due in 36 monthly installments at an interest rate of 4.95%. An amount of restricted cash equal to the outstanding principal balance of the loan serves as security for this loan. Accordingly, $51,492 of restricted cash is classified with current other assets on the Consolidated Balance Sheet at June 30, 2012. This loan was satisfied in March 2013.

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

During November 2011, the Company financed network equipment totaling approximately $46,000, due in twelve equal quarterly installment payments at an interest rate of 6.47%.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

8. LONG-TERM DEBT (CONTINUED)

During April 2012, the Company entered into a capital lease for network equipment totaling approximately $62,000, due in 36 monthly payments of $1,785 through February 2015.

During June 2012, the Company financed software licenses totaling approximately $212,000, due in four equal quarterly installment payments at an interest rate of 11.09%.

During January 2013, the Company entered into a capital lease for network equipment totaling approximately $45,000, due in 37 monthly payments of $1,501 through December 2015.

During March 2013, the Company entered into a capital lease for equipment to support customer service totaling approximately $15,000, due in 36 monthly payments of $464 through January 2016.

During March 2013, the Company entered into a capital lease for network equipment totaling approximately $24,000, due in three annual installments of $8,686 through April 2015.

During April 2013, the Company entered into a capital lease for equipment totaling approximately $32,000, due in twelve quarterly installments of $2,915 through December 2015.

During June 2013, the Company entered into a capital lease for office equipment totaling approximately $16,000, due in 48 monthly installments of $455.80 through June 2017.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the fair value hierarchy described in Note 2, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of June 30, 2013 and 2012:

June 30, 2013	Level 1	Level 2	Level 3	Total

Cash equivalents	$192,620	$-	$-	$192,620
Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$650,638	$650,638
Common stock warrant liability, warrants exercisable at $5.90 through September 14, 2013	$-	$-	$-	$-

June 30, 2012	Level 1	Level 2	Level 3	Total

Cash equivalents	$141,107	$-	$-	$141,107
Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$917,440	$917,440
Common stock warrant liability, warrants exercisable at $5.90 through September 14, 2013	$-	$-	$1,126	$1,126

As of June 30, 2013 and 2012, the fair values of the Company’s Level 1 financial instruments were $192,620 and $141,107, respectively. These financial instruments consist of cash equivalents, including money market accounts. As of June 30, 2013 and 2012, the Company held no Level 2 financial instruments.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

9. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

As of June 30, 2013 and 2012, the fair values of the Company’s Level 3 financial instruments totaled $650,638 and $918,566, respectively. The Level 3 financial instruments consist of common stock warrants issued by the Company in March 2011 and March 2007, which include features requiring liability treatment of the warrants. The fair value of warrants issued in March 2011 (see Notes 12 and 13) to purchase 3.9 million shares of the Company’s common stock is based on valuations performed by an independent third party valuation firm. The fair value was determined using proprietary valuation models using the quality of the underlying securities of the warrants, restrictions on the warrants and security underlying the warrants, time restrictions and precedent sale transactions completed in the secondary market or in other private transactions. The fair value of warrants issued in March 2007 to purchase 903,955 shares of the Company’s common stock was estimated by the Company to be $0 using the Black-Scholes with the following assumptions: dividend yield of 0%, expected stock price volatility of 46.6, risk free interest rate of 0.04, and an expected life of 0.2 years. There were no transfers of assets or liabilities between level 1, level 2, or level 3 during the years ended June 30, 2013 and 2012.

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the years ended:

	June 30,

	2013	2012
Beginning balance	$(918,566)	$(2,732,253)
Gain due to change in fair value of warrant liabilities, net	267,928	1,813,687
Ending balance	$(650,638)	$(918,566)

10. INCOME TAXES

At June 30, 2013, the Company had net operating loss carryforwards of $167,517,976 to offset future taxable income expiring through approximately 2033.

The timing and extent to which the Company can utilize future tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations (i.e. IRS Code Section 382). The changes in ownership limitations under IRS Code Section 382 have had the effect of limiting the maximum amount of net operating loss carryforwards as of June 30, 2013 and 2012 available for use to offset future years’ taxable income to $129,313,279 and $127,024,196, respectively. Those net operating loss carryforwards start to expire June 30, 2022.

At June 30, 2013 and 2012, the Company recorded net deferred tax assets of $51,078,657 and $51,708,064, respectively, which were offset by a valuation allowance of $51,118,902 and $51,720,663 as of June 30, 2013 and 2012, respectively, as the realization of the deferred tax asset is not likely, principally due to the lack of earnings history.

As of June 30, 2013and 2012, net deferred tax liabilities of $40,245 and $12,599, respectively, were recorded representing the future potential state and federal income tax effects for basis differences between financial reporting and income tax purposes as of those respective dates for indefinite life intangible assets and goodwill that are being amortized for income tax purposes but not for financial reporting. The potential future income tax effects associated with such indefinite life assets are not subject to offset against deferred tax assets with finite lives.

These deferred tax liabilities resulted in a provision for income taxes for the years ended June 30, 2013 and 2012 of $27,646 and $12,599,respectively, which are comprised of deferred state income taxes of $6,804 and $3,101, respectively, and deferred federal income taxes of $20,842 and $9,498, respectively.

For the year ended June 30, 2013 an income tax provision of $299,801 at the federal statutory rate of 34% is indicated based upon the income before provision for income taxes. In recording the provision for income taxes the indicated provision was reduced for the effects of decreases in the valuation allowance of $205,266 for federal income taxes associated with deferred tax assets, decreased for the effects of permanent differences of $71,379 and increased by state income taxes net of federal benefit of $4,490.

For the year ended June 30, 2012 an income tax benefit of $1,767,537 at the federal statutory rate of 34% is indicated  based upon the loss before provision for income taxes. In recording the provision for income taxes that benefit was reduced for the effects of increases in the valuation allowance of $2,372,354 for federal income taxes associated with deferred tax assets, increased for the effects of permanent differences of $594,264 and reduced by state income taxes net of federal benefit $2,046.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

10. INCOME TAXES (CONTINUED)

The net deferred tax assets arose primarily from net operating loss carryforwards, as well as the use of different accounting methods for financial statement and income tax reporting purposes as follows:

	June 30,

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$49,534,732	$48,825,628
Deferred research and development costs	135,189	185,940
Intangibles	1,132,471	1,059,409
Stock-based compensation	230,452	694,407
Other	671,947	955,279
	51,704,791	51,720,663
Deferred tax liabilities:
Intangibles and goodwill	(40,245)	(12,599)
Fixed Assets	(585,889)
Deferred tax assets, net	51,078,657	51,708,064
Valuation allowance	(51,118,902)	(51,720,663)
Deferred tax (liabilities) assets, net of allowance	$(40,245)	$(12,599)

11. PREFERRED STOCK

The authorized Preferred Stock may be issued from time to time in one or more series, each series with such rights, preferences or restrictions as determined by the Board of Directors. As of June 30, 2013 each share of Series A Preferred Stock is convertible into 0.1938 of a share of Common Stock and each share of Series A Preferred Stock is entitled to 0.1938 of a vote on all matters on which the holders of Common Stock are entitled to vote. Each share of Common Stock entitles the holder to one voting right. Series A Preferred Stock provides for an annual cumulative dividend of $1.50 per share, payable when, as and if declared by the Board of Directors, to the shareholders of record in equal parts on February 1 and August 1 of each year. Any and all accumulated and unpaid cash dividends on the Series A Preferred Stock must be declared and paid prior to the declaration and payment of any dividends on the Common Stock.

Cumulative unpaid dividends at June 30, 2013 and 2012 amounted to $11,596,324 and $10,931,872, respectively. Cumulative unpaid dividends are convertible into common shares at $1,000 per common share at the option of the shareholder. During the years ended June 30, 2013 and 2012 no shares of Preferred Stock nor cumulative preferred dividends converted into shares of common stock. During the year ended June 30, 2011, 1,500 shares of Preferred Stock and $33,000 cumulative preferred dividends converted into 15 shares and 33 shares of common stock, respectively. The Series A Preferred Stock may be called for redemption at the option of the Board of Directors for a price of $11.00 per share plus payment of all accrued and unpaid dividends. No such redemption has occurred as of June 30, 2013. In the event of any liquidation as defined in the Company’s Articles of Incorporation, the holders of shares of Series A Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders.

12. COMMON STOCK

The Company’s Board of Directors has authorized various Common Stock public and private placement offerings. Activity for these offerings during the years ended June 30, 2013, 2012, and 2011 are as follows:

On July 7, 2010, we sold an aggregate of 261,953 shares and related warrants (USATZ) to purchase up to 261,953 shares pursuant to a subscription rights offering which concluded on July 6, 2010 (the “2010 Rights Offering”). In connection with the offering, Source Capital Group, Inc. (“Source”) acted as dealer manager. As compensation for its services, Source received warrants to purchase up to 15,717 shares at $1.13 per share at any time through July 7, 2013. The Company received $235,757 of gross proceeds; after deductions for fees and expenses, net cash proceeds were $5,671. During the year ended June 30, 2011, all of the 261,953 USATZ warrants issued under this offering were exercised at $1.13 per share for cash proceeds of $296,007.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

12. COMMON STOCK (CONTINUED)

During the year ended June 30, 2013, Source elected a cashless exercise of 36,186 warrants received from acting as dealer manager for the offering described above as well as the 2010 Public Offering (see Note 13), resulting in the issuance of 17,094 shares of Common Stock. Additionally, during the 2013 fiscal year Source exercised warrants at $1.13 per share for issuance of 13,216 shares of Common stock resulting in proceeds of $14,934. During the year ended June 30, 2012, Source elected a cashless exercise of 2,767 warrants received from acting as dealer manager, resulting in the issuance of 990 shares of Common Stock. During the year ended June 30, 2011, Source elected a cashless exercise of 127,497 warrants received from acting as dealer manager, resulting in the issuance of 83,472 shares of Common Stock.

On July 27, 2010, we executed a purchase agreement and a registration rights agreement (the “LPC Agreement”) with Lincoln Park Capital, LLC (“LPC”). On March 16, 2011, the Company gave written notice to LPC that it had terminated the LPC Agreement. During the year ended June 30, 2011 we issued 150,000 shares of our common stock to LPC as a commitment fee for entering into the purchase agreement and no other shares were issued to LPC under the LPC Agreement.

On March 14, 2011, the Company entered into a Securities Purchase Agreement (the “2011 Private Placement Offering”) with seven institutional investors (the “Buyers”). Pursuant thereto, on March 17, 2011 the Company sold to the Buyers 5,200,000 shares of the Company’s common stock at a price of $2.064 per share for an aggregate purchase price of $10,732,800. On March 17, 2011 the Company also issued warrants to the Buyers to purchase up to 3,900,000 shares of common stock at an exercise price of $2.6058 per share.

In connection with the 2011 Private Placement Offering, Chardan Capital Markets, LLC (“Chardan”), acted as exclusive placement agent. As compensation for its services, Chardan received cash compensation of $751,296 and warrants to purchase up to 364,000 shares of common stock at $2.6058 per share at any time within five years following the six-month and one day anniversary of the issuance of the warrants, March 17, 2011.

The total proceeds of $10,732,800 were reduced by $1,917,122, the fair value of the warrants which are subject to liability accounting (see Note 9), and cash issuance costs of $838,705, resulting in net cash proceeds of $9,894,095 and net proceeds related to common shares of $7,976,973.

The Company’s Board of Directors has authorized various compensation plans. Activity for these plans during the years ended June 30, 2013, 2012, and 2011 are as follows:

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

As a result of the Board’s decision to change the final twelve month measuring date of the LTIP Program from fiscal year 2009 to fiscal year 2010. Final settlement of the award occurred in December 2010 with 86,342 shares earned and total compensation expense recorded of $97,566, of that $54,395 was compensation expense during the year ended June 30, 2011.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

12. COMMON STOCK (CONTINUED)

On June 15, 2010, the Company’s shareholders approved the 2010 Stock Incentive Plan to allow up to 300,000 shares of Common Stock to be available for issuance to future or current employees, directors and consultants of the Company. During the years ended June 30, 2013, 2012 and 2011, the Company issued 62,942, 120,472 and 109,918 shares under the plan totaling $68,723, $248,851 and $292,263, respectively based on the grant date fair value of the shares. As of June 30, 2013, 6,668 shares under the plan have been granted, but have not been issued as they are subject to various vesting provisions, and no more shares are available for future issuance.

On June 13, 2011, the Company’s shareholders approved the 2011 Stock Incentive Plan to allow up to 300,000 shares of Common Stock to be available for issuance to future or current employees, directors and consultants of the Company. During the years ended June 30, 2013, 2012 and 2011, the Company issued 96,665, 141,666 and 0 shares under the plan totaling $157,645, $335,636 and $0, respectively based on the grant date fair value of the shares. As of June 30, 2013, 61,669 shares under the plan have been granted, but have not been issued as they are subject to various vesting provisions, and no more shares are available for future issuance.

On June 28, 2012, the Company’s shareholders approved the 2012 Stock Incentive Plan to allow up to 500,000 shares of Common Stock to be available for issuance to future or current employees, directors and consultants of the Company. During the year ended June 30, 2013, the Company issued 279,806 shares under the plan totaling $257,372 based on the grant date fair value of the shares. During the year ended June 30, 2012, the Company did not issue any shares under the plan and recorded $197,613 related to the vesting of shares to be issued under this plan. As of June 30, 2013, 23,809 shares under the plan have been granted, but have not been issued as they are subject to various vesting provisions, and 196,385 shares are available for future issuance.

On June 21, 2013, the Company’s shareholders approved the 2013 Stock Incentive Plan to allow up to 500,000 shares of Common Stock to be available for issuance to future or current employees, directors and consultants of the Company. During the year ended June 30, 2013, the Company did not grant or issue any shares under the plan. As of June 30, 2013, 500,000 shares are available for future issuance.

On September 27, 2011 the Company and Mr. Jensen, the Company’s former Chief Executive Officer, entered into an amended and restated employment agreement (the “Jensen Employment Agreement”) and on October 14, 2011 a Separation Agreement and Release (the “Separation Agreement”).

The Jensen Employment Agreement provided for the issuance of an aggregate of 150,000 shares of common stock to Mr. Jensen under its stock incentive plans which were to vest as follows: 50,000 on the date the agreement was signed (September 27, 2011) by Mr. Jensen and the Company; 50,000 on the first anniversary of the date of signing (September 27, 2012); and 50,000 on the second anniversary of the date of signing (September 27, 2013).

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

In September 2012, the Board of Directors accepted the recommendation of the Compensation Committee and granted 71,429 shares of Common Stock with a grant date fair value of $100,000 to Mr. Herbert under the 2012 Stock Incentive Plan (the “2012 Plan”) to vest over a period of up to three years based on performance of the Company’s Common Stock. During the year ended June 30, 2013, the Company issued 47,620 shares of Common Stock and recorded $66,668 of expense for this grant. As of June 30, 2013, 23,809 shares of Common Stock remain unvested for this grant.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

12. COMMON STOCK (CONTINUED)

On September 27, 2011, the Company and Mr. DeMedio entered into a fifth amendment to his employment agreement pursuant to which Mr. DeMedio was granted an aggregate of 25,000 shares of common stock which vest as follows: 8,333 on the date of signing the amendment (September 27, 2011); 8,333 on the first anniversary of such signing date (September 27, 2012); and 8,334 on the second anniversary of such signing date (September 27, 2013).

On September 15, 2011, at the recommendation of the Compensation Committee, the board of directors adopted the Fiscal Year 2012 Performance Share Plan (the “2012 Performance Plan”) covering the Company’s executive officers. Under the 2012 Performance Plan, each executive officer will be awarded common stock in the event the Company achieves target goals during the fiscal year ending June 30, 2012 relating to the total number of connections, total revenues, operating expenses, and operating earnings. Operating earnings is defined as earnings before interest and taxes (after bonus accruals and stock awards) and before non-operating gains or losses. The number of eligible shares to be awarded to the executives is based upon the following weightings: 30% by the total number of connections; 30% by total revenues; 10% by operating expenses; and 30% by operating earnings. No awards would be made under the 2012 Performance Plan if either (i) none of the minimum, threshold performance target goals have been achieved, or (ii) if operating earnings for the 2012 fiscal year are not equal or better than those during the 2011 fiscal year.

Notwithstanding the above description of the 2012 Performance Plan, the executives would receive shares from the Company pursuant to the 2012 Performance Plan only if and to the extent that shares would be available to be issued to the executives under the existing 2011 stock incentive plan or another stock plan that has been approved by the shareholders of the Company in accordance with NASDAQ Listing Rule 5635(c).If there would not be a sufficient number of shares available to be issued to the executives, the Company would pay to the executives an amount of cash equal to the value of those shares not available to be issued to the executives. In such event, the executives would be required to utilize the cash payment, net of any withholding, payroll or other taxes attributable to the cash payment, to purchase shares of common stock of the Company on the open market.

As of September 15, 2011 and through June 27, 2012, there were not sufficient shares available under the existing 2011 stock incentive plan or another stock plan that had been approved by the shareholders of the Company; consequently, the Company may have been required to deliver to the executives an amount of cash equal to the value of shares earned but not available to be issued to the executives. Therefore, in accordance with ASC Topic 718, “Stock Compensation”, this award was accounted for as a liability of the Company through June 27, 2012. On June 28, 2012, the Company’s shareholders approved the 2012 Stock Incentive Plan, which includes sufficient shares for the 2012 Performance Plan. Accordingly, for the fiscal year ended June 30, 2012 the Company recorded stock compensation expense of $197,613 for the vesting of 136,285 shares of Common Stock – 96,201 shares to Mr. Herbert and 40,084 shares to Mr. DeMedio. Final settlement of the award occurred in September 2012.

Pursuant to the Separation Agreement entered into by the Company and Mr. Jensen, Mr. Jensen is not entitled to earn shares under the 2012 Performance Plan, and therefore no award was estimated for Mr. Jensen for the fiscal 2012 year.

On September 5, 2012, at the recommendation of the Compensation Committee, the board of directors adopted the Fiscal Year 2013 Performance Share Plan (the “2013 Performance Plan”) covering the Company’s executive officers. Under the 2013 Performance Plan, each executive officer would be awarded common stock in the event the Company achieves certain performance goals during the fiscal year ended June 30, 2013. The metrics under the 2013 Performance Plan as well as the relative weightings of these metrics are identical to those originally set forth in the 2012 Performance Plan. No awards would be made under the 2013 Performance Plan if either (i) none of the minimum, threshold performance target goals has been achieved, or (ii) if operating earnings for the 2013 fiscal year are not equal or better than those during the 2012 fiscal year.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

12. COMMON STOCK (CONTINUED)

As of September 5, 2012 and through June 20, 2013, there were not sufficient shares for the maximum awards available under the existing 2012 stock incentive plan or another stock plan that had been approved by the shareholders of the Company; consequently, the Company may have been required to deliver to the executives an amount of cash equal to the value of shares earned but not available to be issued to the executives. Therefore, in accordance with ASC Topic 718, “Stock Compensation”, this award was accounted for as a liability of the Company through June 20, 2013. On June 21, 2013, the Company’s shareholders approved the 2013 Stock Incentive Plan, which includes sufficient shares for the 2013 Performance Plan. Accordingly, for the fiscal year ended June 30, 2013, the Company recorded stock compensation expense of $19,167 for the vesting of 11,016 shares of Common Stock – 8,142 shares to Mr. Herbert and 2,874 shares to Mr. DeMedio. Final settlement of the award is expected to occur in September 2013.

During the years ended June 30, 2013, 2012 and 2011, and as permitted under their employment agreements, executive officers cancelled an aggregate of 64,847, 38,749, and 2,217 shares of Common Stock, respectively, in order to satisfy an aggregate of $121,052, $51,381, and $2,261, respectively, of payroll tax withholding obligations related to shares of Common Stock which vested during the 2010 through 2013 fiscal years.

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

As of June 30, 2012, 29,998 shares, net, have vested and been issued. In addition, due to the February 2012 forfeiture and return and changes in the composition of the Board of Directors as approved by shareholders at the Company’s annual meeting of shareholders on June 28, 2012, as of June 30, 2012, 10,002 shares of Common Stock remain reserved for future issuance and 10,000 shares will not vest under this June 2011 grant. As of June 30, 2013, 39,999 shares vested under this award and no shares remain unvested.

During March 2012, the Board of Directors accepted the recommendation of the Compensation Committee that each of the three non-employee Directors appointed to the Board in January 2012 receive a stock award of 10,000 shares of Common Stock under the 2010 Stock Incentive Plan valued at $0.94 per share. A total of 30,000 shares of Common Stock were awarded, and the shares vest as follows: 9,999 on April 1, 2012; 9,999 on April 1, 2013; and, 10,002 on April 1, 2014. As of June 30, 2013, 19,998 shares have vested and been issued. Due to changes in the composition of the Board of Directors as approved by shareholders at the Company’s annual meeting of shareholders on June 28, 2012, as of June 30, 2013, 6,668 shares of Common Stock remain reserved for future issuance and 6,667 shares will not vest under this March 2012 grant.

In July 2012, the Board of Directors accepted the recommendation of the Compensation Committee that each of the three non-employee Directors who joined the Board after March 31, 2012 receive a stock award of 10,000 shares of Common Stock. Under the 2011 Stock Incentive Plan (the “2011 Plan”) 30,000 shares of Common Stock were awarded with a grant date fair value of $1.45 per share, and vest as follows: 9,999 on August 10, 2012; 9,999 on August 10, 2013; and, 10,002 on August 10, 2014. As of June 30, 2013, 20,001 shares of Common Stock remain reserved for future issuance under this July 2012 grant.

During the years ended June 30, 2013 and 2012, Director(s) elected to receive compensation for service on the Company’s Board of Directors in Common Stock of the Company. For the years ended June 30, 2013 and 2012, the Company issued 88,594 and 2,299 shares of Common Stock and recorded $157,500 and $3,333 of expense, respectively, for this director compensation. The Company also issued to the lead independent director 23,248 and 19,175 shares of common stock attributable to his service as lead independent director during the years ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, the Company had reserved shares of Common Stock for future issuance for the following:

Exercise of Common Stock Warrants	6,412,768
Conversions of Preferred Stock and cumulative Preferred Stock dividends	97,444
Issuance under 2012 Stock Incentive Plan	196,385
Issuance under 2013 Stock Incentive Plan	500,000
Issuance to former Chief Executive Officer upon the occurrence of a USA Transaction	140,000
Total shares reserved for future issuance	7,346,597

USA Technologies, Inc.
Notes to Consolidated Financial Statements

12. COMMON STOCK (CONTINUED)

A summary of the status of the Company’s nonvested common shares as of June 30, 2013, 2012, and 2011, and changes during the years then ended is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested Shares
Nonvested at June 30, 2010	13,000	$1.75
Granted	305,000	2.18
Vested	(130,665)	1.93
Nonvested at June 30, 2011	187,335	$2.32
Granted	473,285	1.58
Vested	(380,282)	1.73
Forfeited due to Separation Agreement	(91,667)	2.00
Forfeited, Director changes	(16,668)	1.71
Nonvested at June 30, 2012	172,003	$1.82
Granted	156,429	1.45
Vested	(204,587)	1.72
Forfeited, Employee shares not earned	(26,699)	1.52
Nonvested at June 30, 2013	97,146	$1.52

The 97,146 nonvested shares of Common Stock as of June 30, 2013 were granted under the 2010, 2011, and 2012 stock incentive plans and relate to employment agreements, other employee grants, and non-employee Board of Director grants. A discussion of assumptions used in calculating the number of shares and weighted-average grant date fair value is included above in Note 12 of the Consolidated Financial Statements.

Common Stock Warrant activity for the years ended June 30, 2013, 2012, and 2011 was as follows:

Warrants
Outstanding at June 30, 2010	13,526,748
Issued	4,541,670
Exercised	(1,001,219)
Expired	(1,500,000)
Outstanding at June 30, 2011	15,567,199
Issued	-
Exercised	(7,317)
Expired	(7,514,263)
Outstanding at June 30, 2012	8,045,619
Issued	45,000
Exercised	(399,597)
Expired	(329,314)
Outstanding at June 30, 2013	7,361,708

USA Technologies, Inc.
Notes to Consolidated Financial Statements

13. COMMON STOCK WARRANTS AND OPTIONS

All Common Stock warrants outstanding as of June 30, 2013 were exercisable. The following table shows exercise prices and expiration dates for warrants outstanding as of June 30, 2013:

Exercise
Warrants	Price	Expiration
Outstanding	Per Share	Date
903,955	$ 5.90	September 14, 2013
2,148,753	$ 1.13	December 31, 2013
4,264,000	$ 2.6058	September 18, 2016
45,000	$ 2.10	December 31, 2017
7,361,708

In conjunction with an October 17, 2007 Securities Purchase Agreement, the Company issued warrants to purchase up to 17,532 shares of the Company’s Common Stock at $7.70 per share at any time through October 17, 2012 to the broker dealer who acted as the exclusive placement agent in the transaction. For the year ended June 30, 2013, warrants under this agreement expired unexercised.

In connection with a Securities Purchase Agreement with S.A.C. Capital Associates, LLC (“SAC”) entered into by the Company on March 14, 2007, the Company issued warrants to purchase 833,333 shares of Common Stock, exercisable at $6.40 per share. As a result of the adjustment provisions contained in the warrant, as of June 30, 2009, the original warrants to purchase 833,333 shares of Common Stock at $6.40 per share had changed to warrants to purchase 903,955 shares of Common Stock at $5.90 per share. The warrants are exercisable at any time through September 14, 2013. As of June 30, 2013 no warrants have been exercised under this agreement.

The warrant contains a provision that if a Fundamental Transaction occurs, notably a change in control, within ninety days of the Fundamental Transaction the warrant holder may require the Company to pay the Black-Scholes calculated value of the then unexercised warrant to the warrant holder in cash. The fair value of the 903,955 warrants was estimated using the Black-Scholes model and applying an estimated fair value adjustment related to warrant exercise restrictions, and the Company recorded a warrant liability in its Consolidated Balance Sheet of $0 and $1,126 at June 30, 2013 and 2012, respectively (see Note 9).

On August 7, 2009 in conjunction with a rights offering (the “2009 Rights Offering”), the Company issued warrants to purchase 7,285,792 shares of Common Stock, exercisable at $2.20 per share at any time prior to December 31, 2011. The warrants commenced trading on August 7, 2009, on The NASDAQ Global Market under the symbol USATW. During the years ended June 30, 2012 and 2011, 4,550 and 376,355 USATW warrants were exercised at $2.20 per share resulting in the issuance of 4,550 and 376,355 shares of Common Stock, generating cash proceeds of $10,010 and $827,981, respectively. 6,904,887 of these warrants expired unexercised on December 31, 2011. Additionally, the Company issued each of the two dealer managers warrants to purchase 145,716 shares of Common Stock that were exercisable at $2.20 per share at any time prior to August 6, 2012. The dealer manager warrants expired unexercised in August 2012.

On May 12, 2010, in conjunction with a public offering (the “2010 Public Offering”), the Company issued warrants to purchase 2,753,454 shares of Common Stock, exercisable at $1.13 per share at any time prior to December 31, 2013. The warrants commenced trading on May 24, 2010 on The NASDAQ Global Market under the symbol USATZ. During the years ended June 30, 2013, 2012 and 2011, 369,287, 0 and 235,414 USATZ warrants were exercised at $1.13 per share for cash proceeds of $417,294, $0 and $266,018, respectively. As of June 30, 2013 warrants for the issuance of 2,148,753 shares of Common Stock remain unexercised.

In conjunction with the 2010 Rights Offering (see Note 12), the Company issued USATZ warrants to purchase 261,953 shares of Common Stock, exercisable at $1.13 per share at any time prior to December 31, 2013. During the year ended June 30, 2011 all of these warrants were exercised at $1.13 per share for cash proceeds of $296,007.

Additionally, the Company issued to Source Capital Group (“Source”), placement agent of the 2010 Public Offering and the 2010 Rights Offering, warrants to purchase 165,207 and 15,717 shares of Common Stock, exercisable at $1.13 per share at any time prior to May 12, and July 7, 2013, respectively. During the years ended June 30, 2013, 2012 and 2011 Source elected cashless exercises of 36,186, 2,767 and 127,497 warrants resulting in the issuance of 17,094, 990 and 83,472 shares of Common Stock, respectively. During the year ended June 30, 2013, 13,216 shares of Common Stock were issued for warrants exercised at $1.13 per share for cash proceeds of $14,934. Warrants for the issuance of up to 1,258 shares of Common Stock expired unexercised in May 2013.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

13. COMMON STOCK WARRANTS AND OPTIONS (CONTINUED)

In conjunction with the 2011 Private Placement Offering (see Note 12), the Company issued warrants to purchase 3,900,000 shares of Common Stock at an exercise price of $2.6058 per share. Additionally, the Company issued the placement agent warrants to purchase 364,000 shares of common stock at $2.6058 per share. The 4,264,000 warrants are exercisable from September 18, 2011 through September 18, 2016. As of June 30, 2013, no warrants have been exercised under this offering.

The 3,900,000 warrants issued under the 2011 Private Placement Offering contain a provision that if a Fundamental Transaction occurs, notably a change in control, the warrant holder may require the Company to pay the Black-Scholes calculated value of the then unexercised warrant to the warrant holder in cash. The fair value of the warrants was estimated, and the Company recorded a warrant liability in its Consolidated Balance Sheet of $650,638 and $918,566 at June 30, 2013 and 2012, respectively (see Note 9).

In conjunction with the Loan and Security agreement (Note 7) and as a condition of the Bank entering into the First Amendment, the Company issued to the Bank warrants to purchase up to 45,000 shares of common stock of the Company. The warrants are exercisable at any time prior to December 31, 2017 at an exercise price of $2.10 per share. Upon the issuance of the 45,000 shares of common stock, the fair value of the warrants is $55,962 using a Black Scholes model, which was recorded as prepaid interest and included in other assets on the Consolidated Balance Sheet, and is being amortized as non-cash interest expense over the remaining term of the Line of Credit as amended in January 2013. Non-cash interest of $53,867 has been recognized for the year ended June 30, 2013. As of  June 30, 2013 none of these warrants has been exercised.

Common Stock Option activity during the years ended June 30, 2013, 2012, and 2011 was as follows:

			Weighted-
		Exercise	Average
	Options	Price	Exercise
	Outstanding	Per Share	Price

Outstanding and exercisable at June 30, 2010	160,000	$7.50-8	$7.52
Granted	-	-	-
Expired	(69,334)	$7.50	$7.50
Outstanding and exercisable at June 30, 2011	90,666	$7.50-8	$7.53
Granted	-	-	-
Expired	(45,333)	$7.50-8	$7.53
Outstanding and exercisable at June 30, 2012	45,333	$7.50-8	$7.53
Granted	-	-	-
Expired	(45,333)	$7.50-8	$7.53
Outstanding and exercisable at June 30, 2013	-	$-	$-

Prior to June 30, 2009 the Company’s Board of Directors granted options to employees and Board members to purchase shares of Common Stock at prices that were at or above fair market value on the dates the options were granted. The option term and vesting schedule were established by the contracts under which the options were granted. There was no compensation expense related to the vesting of options outstanding in the years ended June 30, 2013, 2012, and 2011 as all options were vested, and all related compensation expense had been recognized, prior to the June 30, 2011 fiscal year.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

14. RETIREMENT PLAN

The Company’s 401(k) Plan (the “Retirement Plan”) allows employees who have completed six months of service to make voluntary contributions up to a maximum of 100% of their annual compensation, as defined in the Retirement Plan. The Company may, in its discretion, make a matching contribution, a profit sharing contribution, a qualified non-elective contribution, and/or a safe harbor 401(k) contribution to the Retirement Plan. The Company must make an annual election, at the beginning of the plan year, as to whether it will make a safe harbor contribution to the plan. In fiscal years 2013 and 2012, the Company elected and made a safe harbor matching contributions of 100% of the participant’s first 3% and 50% of the next 2% of compensation deferred into the Retirement Plan. For fiscal year 2011, the Company did not elect to make a safe harbor contribution to the plan. The Company’s safe harbor contributions for the years ended June 30, 2013 and 2012 approximated $176,000 and $140,000, respectively. The Company’s discretionary contribution for the year ended June 30, 2011 approximated $42,000.

15. RELATED PARTY TRANSACTIONS

During the years ended June 30, 2012 and 2011, the Company incurred approximately $744,000 and $513,000, respectively, in connection with legal services provided by the law firm of a member of the Company’s Board of Directors. At June 30, 2012, approximately $119,000 was due to this individual. As of July 2012 this person was no longer a Director.

16. COMMITMENTS AND CONTINGENCIES

LEASES

The Company conducts its operations from various facilities under operating leases. The Company leases 17,249 square feet of space located in Malvern, Pennsylvania for its principal executive office and used for general administrative functions, sales activities, product development, and customer support. In November 2010, the Company entered into an amended lease of its principal executive office in Malvern, Pennsylvania, which extended the lease term from December 31, 2010 to April 2016. The amendment includes rental payments of approximately $29,000 to $32,000 as well as a four month period of no rent payments and leasehold improvements of approximately $195,000. The straight-lined rent expense for this office is approximately $25,000 per month for the duration of the lease.

The Company leases space in Malvern, Pennsylvania for its product warehousing and shipping support. In October 2011, the Company amended the lease of its operations site in Malvern, Pennsylvania, to extend the lease term from December 31, 2011 to December 31, 2012. The amendment includes monthly rental payments of approximately $15,100 to $16,200. Beginning in January 2012 the straight-lined rent expense for this office is approximately $15,600 per month for the duration of the amended lease period. In November 2012, the Company amended and extended this lease to January 31, 2013 with monthly rent of $16,721 for January 2013.

In November 2012, the Company entered into a lease for a new operations site in Malvern, Pennsylvania to replace its existing site and lease. The lease term for the 11,250 square feet of space is January 1, 2013 through February 29, 2016. The lease includes monthly rental payments from $4,406 to $4,678 as well as a two month period of no rent payments. Beginning in January 2013 the straight-lined rent expense for this operations site is approximately $4,300 per month for the duration of the lease period.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Rent expense under operating leases was approximately $432,000, $502,000, and $545,000 during the years ended June 30, 2013, 2012, and 2011, respectively. Future minimum lease payments subsequent to June 30, 2013 under capital leases and non-cancellable operating leases are as follows:

	Capital	Operating
	Leases	Leases

2014	$250,588	$425,337
2015	94,515	435,578
2016	23,553	361,927
2017	5,470	810
Thereafter	-	-
Total minimum lease payments	$374,126	$1,223,652
Less amount representing interest	28,201
Present value of net minimum lease payments	345,925
Less current obligations under capital leases	231,423
Obligations under capital leases, less current portion	$114,502

EMPLOYMENT AGREEMENTS

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

The agreement increased Mr. Herbert’s base salary to $341,227, which is equal to the base salary under his prior employment agreement plus an amount equal to the cost to the Company of the car allowance and supplemental disability insurance coverage provided to him under his prior employment agreement; and, the car allowance and supplemental disability insurance coverage that had been provided to him under his prior employment agreement, which have been discontinued. He is eligible for a cash bonus as described in the next sentence. The agreement provides for the payment to Mr. Herbert of a cash bonus of $30,000 if the Company would achieve all of the minimum threshold performance target goals under the Fiscal Year 2012 Executive Performance Plan, of $50,000 if the Company would achieve all of the target performance goals under the plan, and of $75,000 if the Company would achieve all of the maximum distinguished performance target goals under the plan.

The Company has agreed to obtain and pay the premiums for a term life insurance policy in the amount of $1,500,000 on the life of Mr. Herbert while he is employed by the Company. Mr. Herbert has the right to designate the beneficiary of the policy. On September 5, 2012, the Company discontinued this policy and Mr. Herbert’s base salary was increased by the amount equal to the annual premiums being paid by the Company for the life insurance policy.

The agreement provides that if Mr. Herbert would terminate his employment with the Company for good reason (as defined in the agreement), or if the Company would terminate his employment without cause (as defined in the agreement), or if the Company would provide Mr. Herbert with a notice of non-renewal of his employment agreement, then the Company would pay to him a lump sum equal to two times his base salary on or before the termination of his employment. The term good reason as defined in the agreement, includes: (A) a material breach of the terms of the agreement by the Company; (B) the assignment by the Company to Mr. Herbert of duties in any way materially inconsistent with his authorities, duties, or responsibilities, or a material reduction or alteration in the nature or status of his authority, duties, or responsibilities as the Chief Executive Officer of the Company; (C) the Company reduces Mr. Herbert’s annual base salary; or (D) a material reduction by the Company in the kind or level of employee benefits to which Mr. Herbert is entitled immediately prior to such reduction with the result that his overall benefit package is significantly reduced unless such failure to continue a plan, policy, practice or arrangement pertains to all plan participants generally. As a condition to Mr. Herbert receiving any payments or benefits upon the termination of his employment for good reason, Mr. Herbert shall have executed and delivered (and not revoked) a release of any and all claims, suits, or causes of action against the Company and its affiliates in form reasonably acceptable to the Company.

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

On April 12, 2005, Mr. DeMedio and the Company entered into an employment agreement pursuant to which he was employed as the Chief Financial Officer of the Company. In the event that a USA Transaction shall occur, then Mr. DeMedio has the right to terminate his agreement upon thirty days notice to the Company.

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

On April 14, 2011, the Company and Mr. DeMedio entered into an additional amendment to the employment agreement. The agreement extended the term of Mr. DeMedio’s employment with the Company from June 30, 2011 until June 30, 2014, and will automatically continue from year to year thereafter unless terminated as of the end of the original term or any such one year renewal period by the Company or Mr. DeMedio by at least 90-days notice. In connection with the amendment, Mr. DeMedio was issued 25,000 shares of common stock under the 2010 Stock Incentive Plan which vest or vested as follows: 8,333 on April 14, 2011; 8,333 on April 14, 2012; and 8,334 on April 14, 2013.

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

On September 5, 2012, the Company discontinued Mr. DeMedio’s car allowance, supplemental disability insurance policy and life insurance policy, and the amount of his base salary was increased by the annual cost of these benefits.

17. SUBSEQUENT EVENTS

CONCENTRATION OF CREDIT RISK

During August 2013, at the request of a customer, we ceased providing ePort Connect services for 10,890 ePort devices which the customer had previously purchased from us. We believe that the customer made such a request as a result of the customer developing its own product and service. We continue to provide ePort Connect services to this customer for additional ePort devices that were previously purchased from us by the customer. The license and transaction fees attributable to these continuing connections would have represented approximately 6% to 7% of our license and transaction fee revenues during fiscal year 2013. As a result of our anticipated growth in connections during fiscal year 2014, we do not believe that these deactivations will have a material adverse effect on our business. The customer represented 11%, 18% and 25% of our license and transaction fee revenues during fiscal years 2013, 2012 and 2011, respectively.

LINE OF CREDIT

In September 2013, the Company and the Bank entered into a Fifth Amendment (“Fifth Amendment”) to the Loan and Security Agreement to change the definition of Adjusted EBITDA for covenant calculations for the four fiscal quarters ending through June 30, 2014.

COMMON STOCK WARRANTS

On September 14, 2013 warrants to purchase 903,955 shares of Common Stock, exercisable at $5.90 per share expired unexercised. The warrants had been issued in connection with a Securities Purchase Agreement with SAC entered into by the Company on March 14, 2007 (see Note 13).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2013. Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, management believes that, as of June 30, 2013, the Company’s internal control over financial reporting is effective.

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

There have been no changes during the quarter ended June 30, 2013 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information.

At the Company’s annual meeting on June 21, 2013, its shareholders voted, on an advisory basis, to conduct future advisory votes on named executive officer compensation every one year.

Consistent with the shareholders’ advisory vote, the Company’s Board of Directors has determined that the Company will hold future shareholder advisory votes on the executive compensation paid to its named executive officers on an annual basis until the next vote on the frequency of such vote is conducted or until the Board of Directors determines that a different frequency of such votes is in the best interests of the shareholders of the Company.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our Directors and executive officers, on August 31, 2013, together with their ages and business backgrounds were as follows:

Name	Age	Position(s) Held
Deborah G. Arnold (4)	63	Director
Steven D. Barnhart (2)(3)	52	Director
David M. DeMedio	42	Chief Financial Officer
Stephen P. Herbert	50	Chief Executive Officer, Chairman of the Board of Directors
Joel Brooks (1)	54	Director
Frank A. Petito, III (3)	45	Director
Albin F. Moschner(3)	60	Director
Jack E. Price (1)	68	Director
William J. Reilly, Jr.(1)(4)	64	Director
William J. Schoch (4)	48	Director

(1) Member of Audit Committee

(2) Lead independent director

(3) Member of Compensation Committee

(4) Member of Nominating and Corporate Governance Committee

Each member of the Board of Directors will hold office until the 2014 annual shareholders’ meeting and until his or her successor has been elected and qualified.

Deborah G. Arnold joined the Board of Directors of the Company in February, 2012. Ms. Arnold is the Chair of our Nominating and Corporate Governance Committee. She has served on the Advisory Board of the Grameen Technology Center since October 2008 and was on the Advisory Boards of the United Nations Year of Microfinance and of Women in Technology International from January 2005 to December 2006. Ms. Arnold was Vice President of global consumer products at Visa International from May 2001 to October 2006, and prior thereto she led the global smart card migration effort from October 1998 to May 2001. Ms. Arnold also led the development of a new payment product, Visa Horizon, for emerging markets from July 1995 to September 1998. Prior to joining Visa, she held a variety of executive positions in the telecommunications and financial services industries. In her consulting practice, Ms. Arnold has supported various organizations in the strategic planning and marketing of their products and programs. She has been deeply involved in driving the development of Near Field Communication technology and standards, initially as a founding member of the NFC Forum in 2004 and since 2011 as the director of the 165+ member organization. Ms. Arnold holds a Bachelor of Arts degree from Duke University, obtained in 1972, as well as a certificate from Universite de Lausanne in Lausanne, Switzerland, awarded in 1971. We believe that Ms. Arnold’s record within the payments industry, both domestically and internationally, and her track record of helping companies develop strategies to capitalize on the abundant opportunities in the industry provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

Steven D. Barnhart was appointed to the Board of Directors in October 2009. Mr. Barnhart is the Company’s lead independent director and is a member of our Compensation Committee. Since August 22, 2012, Mr. Barnhart has been serving as the Senior Vice President and Chief Financial Officer of Sears Hometown and Outlet Stores, Inc., which was a subsidiary of Sears Holdings Corporation when he joined, and since October 12, 2012, has been an independent public company (NASDAQ: SHOS). From January 2010 to June 2012, Mr. Barnhart served as the Senior Vice President and Chief Financial Officer of Bally Total Fitness. Mr. Barnhart was Chief Executive Officer and President of Orbitz Worldwide from 2007 to January 2009, after holding other executive positions since 2003, when he joined the company. Prior to Orbitz Worldwide, he worked for PepsiCo and the Pepsi Bottling Group from 1990 to 2003, where he was Finance Director for the Southeast Business Unit of the Pepsi Bottling Group, and also held other regional and strategic positions for PepsiCo and Frito-Lay. Mr. Barnhart received a Bachelor of Science degree in Economics in 1984 from the University of Chicago and a Masters in Business Administration in 1988 from the University of Chicago. Mr. Barnhart served on the Board of Directors of Orbitz Worldwide from 2007 to January 2009. We believe Mr. Barnhart’s extensive executive experience and leadership skills, and prior public board experience provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

Joel Brooks joined the Board of Directors of the Company during March 2007. Mr. Brooks is the Chair of our Audit Committee. Since December 2000, Mr. Brooks has served as the Chief Financial Officer, Treasurer and Secretary of Senesco Technologies, Inc., a biotechnology company whose shares are traded on the OTCQB. From September 1998 until November 2000, Mr. Brooks was the Chief Financial Officer of Blades Board and Skate, LLC, a retail establishment specializing in the action sports industry. Mr. Brooks was Chief Financial Officer from 1997 until 1998 and Controller from 1994 until 1997 of Cable and Company Worldwide, Inc. He also held the position of Controller at USA Detergents, Inc. from 1992 until 1994, and held various positions at several public accounting firms from 1983 through 1992. Mr. Brooks received his Bachelor of Science degree in Commerce with a major in Accounting from Rider University in February 1983. We believe Mr. Brooks’ extensive accounting and finance background, and his executive experience at Senesco Technologies provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

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

Albin F. Moschner joined the Board of Directors of the Company in April, 2012. He is the Chair of our Compensation Committee. Mr. Moschner served at Leap Wireless International, Inc. as the Chief Operating Officer from July 2008 to February 2011 and as Chief Marketing Officer from August 2004 to June 2008. Prior to joining Leap Wireless, Mr. Moschner served as President of the Verizon Card Services division of Verizon Communications, Inc. From January 1999 to December 2000, Mr. Moschner was President of One Point Services at One Point Communications. Mr. Moschner served at Zenith Electronics Corporation as President and Chief Executive Officer from 1995 to 1996 and as President, Chief Operating Officer and Director from 1994 to 1995. Mr. Moschner has also served in various managerial capacities at Tricord Systems, Inc. and International Business Machines Corp. Mr. Moschner has also been serving on the Board of Wintrust Financial Corporation since 1994. Mr. Moschner holds a Bachelor of Engineering in Electrical Engineering from The City College of New York, awarded in 1974, and a masters degree in Electrical Engineering awarded by Syracuse University in 1979. We believe that Mr. Moschner’s marketing, manufacturing and wireless industry experience and long standing prior public board experience provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

Frank A. Petito joined the Board of Directors of the Company in February 2012. Mr. Petito is a member of our Compensation Committee. He is President of Orbitz for Business, and has also served as Senior Vice President of Corporate Development for Orbitz Worldwide, Inc., which he joined in March 2002. Prior to joining Orbitz, Mr. Petito was a co-founder and CFO of Unexplored, Inc., a venture-backed online travel and services company from 1999 to 2001. Before that, he was an investment banker, and served as Vice President of mergers and acquisitions, at Hambrecht & Quist, a technology-focused investment bank in San Francisco from 1996 to 1999. Prior to that, Mr. Petito was an investment banker at Roberts Capital Markets from 1992 to 1994. He started his career at Morgan Stanley where he was an investment banker from 1990 to 1992. Mr. Petito obtained his MBA from Stanford Graduate School of Business in 1996 and his undergraduate degree from Princeton University in 1990. We believe that Mr. Petito’s breadth of experience at both large and small companies and his track record of successfully operating in a high growth, technology environment provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

Jack E. Price was appointed to the Board of Directors in October 2009. Mr. Price is a member of our Audit Committee. Mr. Price was President and Chief Executive Officer of NovaRay Medical Inc. from 2007 to March 2009. Prior to that, he was President and Chief Executive Officer of VSM MedTech Ltd. from 2003 to 2006, and was President and Division Chief Executive Officer of Philips Medical Systems, North America from 1996 to 2003, having joined Philips Medical Systems in 1993 as Vice President and General Manager. He was also with General Electric Medical Systems from 1988 to1993, where he held Vice President and General Manager positions. Mr. Price received his undergraduate degree from the University of Oregon. Mr. Price is also Chairman of The Radiological Society of North America Board of Trustees. Mr. Price served on the Board of Directors of NovaRay Medical, Inc. from 2007 to 2009 and of Health Solutions Systems, Inc. from May 1, 2008 to March 2010. We believe that Mr. Price’s extensive executive experience, leadership skills and prior public company board experience provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

William J. Reilly, Jr., joined the Board of Directors of the Company in July 2012. He is a member of our Audit and Nominating and Corporate Governance Committees. He has been an independent consultant since January 2011. From September 2004 to November 2010, Mr. Reilly was President and Chief Executive Officer of Realtime Media, Inc., an interactive promotional marketing firm serving the pharmaceutical and consumer packaged goods markets. Following the sale of Realtime Media, Inc. in November 2010, Mr. Reilly was retained as a consultant until January 2011. From September 2002 to September 2004, Mr. Reilly was a principal at Chesterbrook Growth Partners, independent consultants to the private equity community. Between 1989 and 2002, Mr. Reilly served at various positions at Checkpoint Systems Inc., a multinational manufacturer and marketer of products and services for automatic identification, retail security, pricing and brand promotion, including as Chief Operating Officer, Executive Vice President, Senior Vice President of the Americas and Pacific Rim and Vice President of Sales. Prior to that, Mr. Reilly held national and sales management positions at companies in the medical electronics and telecommunications industries, including Minolta Corporation, Megatech Pty. Ltd. and Multitone Electronics PLC. He has also served on the Board of Veramark Technologies, Inc., a telecommunications software firm, from June 1997 to May 2008. Mr. Reilly graduated from Mount St. Mary’s University with a bachelors of science degree in Psychology in 1970. We believe that Mr. Reilly’s executive, business development and international experience provide the requisite qualifications, skills, perspectives and experiences to serve on our Board of Directors.

William J. Schoch joined the Board of Directors of the Company in July 2012. He is a member of our Nominating and Corporate Governance Committees. He is the President and Chief Executive Officer of Western Payments Alliance, a non-profit payments association and has served in that capacity since March 2008. He serves on the Boards of Western Payments Alliance and NACHA, an industry trade association and the administrator of the Automated Clearing House (ACH) Network, and is on the steering committee of NACHA’s Council for Electronic Billing and Payment. From 1997 to 2008, Mr. Schoch worked at Visa International where, as the Vice President of Emerging Market Initiatives, he was responsible for the global development of the Visa Money Transfer Platform. Prior to that, Mr. Schoch served as a Vice President at Citibank, N.A. from 1989 to 1997 and as an Associate Director at NACHA from 1986 to 1989. Mr. Schoch obtained a Bachelor of Arts degree in 1986 from Indiana University of Pennsylvania with a major in Public Policy and a minor in Economics. We believe that Mr. Schoch’s experience and familiarity with the electronic payments industry and his leadership experience provide the requisite qualifications, skills, perspectives and experiences to serve on our Board of Directors.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has a standing Audit Committee presently consisting of each of Mr. Brooks (Chairman), and Messrs. Price and Reilly. The Company’s Board of Directors has determined that Joel Brooks is the Audit Committee financial expert serving on the Audit Committee as defined by applicable SEC rules. The Board has also determined that Mr. Brooks is “independent” as such term is defined by applicable SEC rules.

CODE OF BUSINESS CONDUCT AND ETHICS

Our Board has adopted a Code of Ethics, which applies to all executive officers, directors and employees of the Company, including our Chief Executive Officer, Chief Financial Officer, and Controller. A copy of our Code of Business Conduct and Ethics is accessible on the Company’s website, www.usatech.com.

Item 11. Executive Compensation.

Compensation Discussion And Analysis

This Compensation Discussion and Analysis provides information about our compensation program for our named executive officers (collectively, the “named executive officers”): Stephen P. Herbert; David M. DeMedio; Michael Lawlor; and Cary Sagady.

Effective May 2010 and through June 28, 2011, our Compensation Committee was comprised of Jack Price, Steven Barnhart, and Peter Michel. Effective June 28, 2011, and through July 24, 2012, the Compensation Committee consisted of Messrs. Price and Barnhart. From July 24, 2012 and through September 25, 2012, the Compensation Committee consisted of Mr. Price, Mr. Barnhart, Frank Petito and Albin Moschner. From September 25, 2012 through July 25, 2013, the Compensation Committee consisted of Messrs. Price, Petito and Moschner. From July 25, 2013 through the date of this Form 10-K, the Compensation Committee consists of Messrs. Moschner, Petito and Barnhart.

The Compensation Committee is responsible for annually reviewing and recommending compensation and compensation changes for the executive officers of the Company. The compensation of the two other employees named in the Summary Compensation Table is determined by our Chief Executive Officer in consultation with the Compensation Committee. The Chief Executive Officer assists the Committee in determining the compensation of all other executive officers, and none of the executive officers has a role in determining his own compensation. Our Chief Executive Officer regularly provides information to the Compensation Committee. The Chief Executive Officer is not present during voting or deliberations on his compensation. The Compensation Committee considers each component of executive compensation in light of total compensation. In considering adjustments to the total compensation of the executive officers, the Compensation Committee also considers the value of previous compensation. The Compensation Committee has retained an independent compensation consultant, Buck Consulting, as deemed necessary, to assist the Committee in making appropriate recommendations regarding our executive officer’s compensation.

Compensation Goals and Objectives

We have developed a compensation policy that is designed to attract and retain key executives responsible for our success and motivate management to enhance long-term shareholder value. The Compensation Committee believes that compensation of the Company’s executive officers should encourage creation of shareholder value and achievement of strategic corporate objectives, and the Committee seeks to align the interests of the Company’s shareholders and management by integrating compensation with the Company’s annual and long-term corporate and financial objectives. We believe that providing our executive officers who have responsibility for the Company’s management and growth with an opportunity to increase their ownership of Company stock aligns the interests of the executive officers with those of the shareholders. In furtherance thereof, in April 2011, the Board approved Stock Ownership Guidelines that were recommended by the Compensation Committee. These guidelines provide that the Chief Executive Officer should own shares with a value of at least three times his annual base salary, and the Chief Financial Officer should own shares with a value of at least one time his annual base salary.

The Compensation Committee also ties a significant portion of each executive officer’s compensation to key operational and financial goals and performance. For example, any shares of Common Stock that were awarded to Mr. Herbert from our stock incentive plans during the 2012 fiscal year were attributable to the attainment by the Company of certain target goals or were in exchange for eliminating language in his employment agreement that required the Company to pay excise taxes in connection with excess parachute payments upon a change of control and to make related tax gross up payments. In addition, any cash bonuses earned by Mr. Herbert were contingent upon the attainment of certain target goals by the Company during the 2012 fiscal year. Any shares of Common Stock that were awarded to Mr. DeMedio from our stock incentive plans during the 2012 fiscal year were attributable to the attainment by the Company of certain target goals or were in recognition of his performance during the last six months of the 2011 fiscal year. Any cash bonuses awarded to Messrs. Lawlor and Sagady were contingent upon the attainment by the Company of certain target goals and attainment by the executive of personal business goals during the 2012 fiscal year. In addition, any cash or stock bonuses to be earned during fiscal year 2013 by any of our named executive officers could only be earned by them upon attainment by the Company of specific performance target goals, attainment of individual business goals, or upon attainment by our Common Stock of certain closing prices.

Compensation Components

In order to be competitive with compensation offered by other companies in our custom peer group, as compiled by our compensation consultant, and to motivate and retain executive officers, the Company intends to offer a total compensation package competitive with other companies in our custom peer group as well as take into account individual responsibilities and performance. The annual compensation package for our named executive officers primarily consists of all or some of the following:

● a base salary;

● stock options;

● restricted stock awards;

● cash and stock bonuses;

● long-term stock incentive awards; and

● other benefits.

Base Salary

Base salary is the fixed component of our named executive officers’ annual cash compensation and is set with the goal of attracting talented executives and adequately compensating and rewarding them for services rendered during the fiscal year. Our executive officers’ employment agreements specify the level of salary to which each officer is entitled, subject to review by our Board of Directors or Compensation Committee from time to time. During November 2011, and in connection with his appointment as Chief Executive Officer, we recommended that Mr. Herbert’s existing base salary be increased by an amount equal to the annual costs to the Company of the car allowance and supplemental long-term disability insurance coverage which had previously been provided to him and which were being discontinued upon our recommendation. On September 5, 2012, the Board approved our recommendation that Mr. Herbert’s base salary be increased by an amount equal to the annual premiums being paid by the Company for a life insurance policy on Mr. Herbert’s life that was being discontinued upon our recommendation. Effective July 1, 2011, we increased Mr. DeMedio’s base salary approximately eighteen percent in order for his base salary to be more competitive with the base salaries of chief financial officers of the companies in our custom peer group as compiled by our compensation consultant. On September 5, 2012, the Board approved our recommendation that Mr. DeMedio’s base salary be increased by the annual amount of the car allowance, supplemental long-term disability coverage, and life insurance policy on Mr. DeMedio’s life that were being discontinued upon our recommendation. The base salaries of our executive officers reflect the individual’s level of responsibility and performance. In recommending base salaries of our executive officers to the Board of Directors, the Compensation Committee also considers changes in duties and responsibilities, our business and financial results, the relationship among base salaries paid to others within our Company, and its knowledge of base salaries paid to executive officers of our custom peer group. The base salaries for each of Messrs. Sagady and Lawlor were established by our Chief Executive Officer after discussions with each employee.

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

Restricted Stock Awards

During the 2010, 2011, and 2012 fiscal years, the Compensation Committee has recommended that restricted stock be awarded to our executive officers under the Company’s incentive stock compensation plans. During April 2011, and based upon past performance and in consideration of the extension of their employment agreements, we awarded an aggregate of 225,000 shares under our stock incentive plan to our executive officers which were to become vested over a two year period. During September 2011, we awarded 150,000 shares under our incentive stock plan to our former CEO and 100,000 shares under our incentive stock plan to Mr. Herbert which were to become vested over a two year period in exchange for the elimination of certain provisions in their employment agreements requiring the Company to pay excise taxes in connection with excess parachute payments in the event of a change in control of the Company and to make related tax gross up payments. The Compensation Committee as well as the executive officers believed that these provisions were no longer appropriate given current compensation practices and represented good corporate governance. During September 2011, we issued 25,000 shares under our incentive stock plan to Mr. DeMedio as a bonus for performance during the last six months of the 2011 fiscal year.

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

Cash and Stock Bonuses

In addition to base salary, we may award variable cash bonus awards to our named executive officers as well as shares available under our incentive stock compensation plans upon the attainment by the Company of target goals during a fiscal year.

On September 15, 2011, at the recommendation of the Compensation Committee, the Board of Directors adopted the Fiscal Year 2012 Performance Share Plan (the “2012 Plan”) covering the Company’s executive officers. Under the 2012 Plan, each executive officer will be awarded common stock in the event the Company achieves target goals during the fiscal year ending June 30, 2012 relating to the total number of connections, total revenues, operating expenses, and operating earnings. Operating earnings is defined as earnings before interest and taxes (after bonus accruals and stock awards) and before non-operating gains or losses. The number of eligible shares to be awarded to the executives is based upon the following weightings: 30% by the total number of connections; 30% by total revenues; 10% by operating expenses; and 30% by operating earnings. No awards would be made under the 2012 Plan if either (i) none of the minimum, threshold performance target goals have been achieved, or (ii) operating earnings for the 2012 fiscal year are not equal to, or better than, those during the 2011 fiscal year.

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

Based upon the financial results of the Company for the fiscal year ended June 30, 2012, the minimum threshold targets under the 2012 Plan relating to revenues and connections were met. However, as a result of the approximately $2.2 million of expenses incurred in connection with the proxy contest and related litigation and the $975,000 of expenses incurred in connection with the separation of the former Chief Executive Officer of the Company, operating earnings were less than those for the 2011 fiscal year and the minimum threshold targets under the 2012 Plan relating to operating expenses and operating earnings were not met.

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

On this adjusted basis, operating earnings were better than those of the 2011 fiscal year and met the target goal under the 2012 Plan, and operating expenses met the maximum, distinguished target goal under the 2012 Plan, resulting in the award of 136,285 shares, as follows: Mr. Herbert- 96,201 shares; and Mr. DeMedio, Chief Financial Officer- 40,084 shares.

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

If all of the target goals are achieved under the 2013 Plan, the executive officers would be awarded shares having the following value: Mr. Herbert – $275,000; and Mr. DeMedio – $100,000. If all of the minimum, threshold performance target goals are achieved, the executive officers would be awarded shares having the following value: Mr. Herbert – $75,000; and Mr. DeMedio – $25,000. If all of the maximum, distinguished performance target goals are achieved, the executive officers would be awarded shares having the following value: Mr. Herbert – $550,000; and Mr. DeMedio – $200,000. If the actual results for the fiscal year are less than the target goals (but greater than the minimum, threshold performance target goals), each executive would be awarded a lesser pro rata number of shares and if actual results are greater than the target goals, but less than the maximum, distinguished goals, each executive would be awarded a greater pro rata number of shares. The Compensation Committee believes that the attainment of the target goals under the 2013 Plan would represent a significant achievement for management. For the fiscal year ended June 30, 2013, the Company recorded stock compensation expense of $19,167 for the vesting of 11,016 shares of Common Stock – 8,142 shares to Mr. Herbert and 2,874 shares to Mr. DeMedio. Final settlement of the award is expected to occur in September 2013.

On September 5, 2012, the Board also approved our recommendation that Mr. Herbert would earn a cash bonus of $30,000 if he achieved certain minimum threshold target goals during the 2013 fiscal year, of $50,000 if he achieved target goals, and of $75,000 if he achieved maximum distinguished target goals during the 2013 fiscal year. The specific strategic performance goals to be utilized for purposes of Mr. Herbert’s bonus plan were established by the Compensation Committee and approved by the Board. Mr. Herbert earned a cash bonus of $51,250 under this plan.

All cash bonuses earned by Messrs. Lawlor and Sagady during the 2011 and 2012 fiscal years were based upon achievement by the Company of target goals and, to a lesser extent, attainment of personal performance goals. For the fiscal year ending June 30, 2013, all of the cash bonuses to be earned by Messsrs. Lawlor and Sagady are based upon the attainment of target goals by the Company.

Other Benefits

During the 2011, 2012 and 2013 fiscal years, our named executive officers were entitled to the health care coverage, group insurance and other employee benefits provided to all of our employees. As of September 2012, we recommended to the Board, and the Board approved, the discontinuance of the automobile allowance, long-term supplemental disability coverage and life insurance coverage previously provided to our named executive officers which were in excess of those generally available to the Company’s employees. In this regard, in November 2011, Mr. Herbert’s automobile allowance was discontinued and the Company ceased paying the premiums for a supplemental long-term disability policy for Mr. Herbert over and above the existing long-term group disability plan of the Company. On September 5, 2012, the Board approved our recommendation that the Company discontinue payment of the premiums for a life insurance policy with a face amount of $1,500,000 on Mr. Herbert’s life provided by the Company. On September 5, 2012, the Board also approved our recommendation that the Company discontinue payment of the automobile allowances for each of Messrs. DeMedio, Lawlor and Sagady and discontinue the long-term supplemental disability policy and life insurance policy on Mr. DeMedio’s life provided by the Company. As discussed above, the base salaries of the named executive officers were increased by an amount equal to the annual payments attributable to these discontinued fringe benefits.

Impact of Taxation and Accounting Considerations on Executive Compensation

The Compensation Committee and the Board of Directors take into account tax and accounting consequences of the compensation program and weigh these factors when setting total compensation and determining the individual elements of any executive officer’s compensation package.

The restricted stock awards to our executive officers under our stock incentive plans, including the 2012 Plan and 2013 Plan, provide that the executive is responsible for any withholding or payroll tax obligations incurred by the Company in connection with the award, and that the executive may satisfy any such obligations by either the delivery to the Company of a cash payment equal to the obligations, or the assignment or transfer to the Company of shares having a value equal to the obligations, or such other method that shall be satisfactory to the Company.

In order to have any benefits payable to the executive officers under their supplemental long term disability policies not be included in their taxable income, the Compensation Committee recommended to the Board of Directors that the premiums therefore should be included in their wages from the Company, and such a change was included in each of their September 2011 employment contract revisions. As discussed above, the supplemental long-term disability policy for Mr. Herbert was discontinued in November 2011 and the supplemental long-term disability policy for Mr. DeMedio was discontinued in September 2012.

Summary Compensation Table

The following table sets forth certain information with respect to compensation paid or accrued by the Company during the fiscal years ended June 30, 2013, 2012, and 2011 to each of the executive officers and employees of the Company named below (“named executive officers”):

Name and
Principal	Fiscal			Stock	All Other
Position	Year	Salary	Bonus (2)	Awards (3)	Compensation (4)	Total

Stephen P. Herbert	2013	$341,227	$51,250	$111,399	$10,000	$513,876
Chief Executive Officer, President	2012	$332,246	$40,000	$391,300	$18,748	$782,294
& Chairman of the Board (1)	2011	$320,000	$-	$176,250	$24,874	$521,124

David M. DeMedio	2013	$234,265	$-	$4,024	$4,813	$243,102
Chief Financial Officer	2012	$219,615	$-	$134,542	$18,190	$372,347
	2011	$195,000	$-	$58,750	$19,175	$272,925

Cary Sagady	2013	$198,200	$42,063	$-	$12,100	$252,363
Sr. VP Product Management &	2012	$193,066	$64,680	$-	$16,016	$273,762
Network Solutions	2011	$188,606	$88,689	$-	$10,444	$287,739

Michael Lawlor	2013	$179,800	$62,930	$-	$10,000	$252,730
VP of Sales & Business	2012	$173,745	$96,320	$36,200	$15,197	$321,462
Development	2011	$166,077	$148,170	$-	$10,283	$324,530

(1)
Mr. Herbert was formerly the Company’s President and Chief Operating Officer through October 4, 2011 and interim Chairman and Chief Executive Officer from October 5 through November 28, 2011. Mr. Herbert was named Chairman of the Board, Chief Executive Officer and President on November 30, 2011.

(2)	Represents cash bonuses earned upon such person’s performance during the fiscal year or upon the attainment by the Company of certain target goals.

(3)
In accordance with FASB ASC Topic 718, the price of our common stock on the grant date equals the grant date fair value of these stock awards. During fiscal year 2013, represents, (i) shares with a value of $100,000 granted to Mr. Herbert on September 5, 2012 which vest upon attainment of certain closing prices of our common stock, (ii) 8,142 shares with a value of $11,399 awarded to Mr. Herbert under the 2013 Plan, and (iii) 2,874 shares with a value of $4,024 awarded to Mr. DeMedio under the 2013 Plan.

(4)
Represents during the 2013 fiscal year, matching 401(k) contributions for Mr. Herbert, auto allowance for Mr. DeMedio (which was discontinued on September 5, 2012), matching 401(k) contributions and auto allowance for Mr. Lawlor (auto allowance was discontinued on September 5, 2012), and matching 401(k) contributions for Mr. Sagady.

Grants Of Plan-Based Awards Table

The table below summarizes the amounts of awards granted to our named executive officers and employees during the fiscal year ended June 30, 2013:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	Grant Date Fair Value of Stock and Option (4)

Name		Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Awards ($)

Stephen P. Herbert	(1)	9/5/2012	-	-	-	53,571	196,429	392,857	-	$11,399
	(2)	9/5/2012	30,000	50,000	75,000	-	-	-	-	$-
	(3)	9/5/2012	-	-	-	-	71,429	-	-	$100,000
David M. DeMedio	(1)	9/5/2012	-	-	-	17,857	71,429	142,857	-	$4,024
Cary Sagady			-	-	-	-	-	-	-	$-
Michael Lawlor			-	-	-	-	-	-	-	$-

(1)
Represents awards granted by the Board of Directors under the Fiscal Year 2013 Performance Share Plan. The plan provides for the award of shares having the following value if all Targets are achieved; Mr. Herbert - $275,000 and Mr. DeMedio - $100,000. If all minimum, threshold targets are achieved; Mr. Herbert - $75,000 and Mr. DeMedio - $25,000; and if all maximum distinguished targets are achieved; Mr. Herbert - $550,000 and Mr. DeMedio - $200,000. The number of shares in the table above represents the total dollar value of the award divided by the grant date value of the share. Mr. Herbert was awarded 8,142 shares and Mr. DeMedio was awarded 2,874 shares under the plan.

(2)
Represents the payment to Mr. Herbert of a cash bonus of $30,000 if Mr. Herbert would achieve certain minimum threshold target goals, of $50,000 if Mr. Herbert would achieve target goals, and of $75,000 if Mr. Herbert would achieve maximum distinguished target goals during the 2013 fiscal year.

(3)
Represents 71,429 shares of non-vested common stock granted to Mr. Herbert under the Company’s stock incentive plan having a value of $100,000. These shares would become vested upon the attainment of various closing prices for thirty consecutive trading days at any time during the three year period following the date of the award. One-third of the shares would become vested if the closing price would be at least $2.00 per share, one-third of the shares would become vested if the closing price would be at least $2.25 per share, and one-third of the shares would become vested if the closing price would be at least $2.50 per share

(4)	Amount represents the grant date fair value determined in accordance with ASC 718.

Option Exercises And Stock Vested

The following table sets forth information regarding options exercised and shares of common stock acquired upon vesting by our named executive officers and employees during the fiscal year ended June 30, 2013:

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)
Stephen P. Herbert (1)	-	$-	114,095	$236,586
David M. DeMedio (2)	-	$-	19,540	$35,000
Cary Sagady	-	$-	-	$-
Michael Lawlor (3)	-	$-	20,000	$36,800

54

(1)
Represents 33,333 shares valued at $1.29 per share that vested on September 27, 2012, 23,810 shares valued at $2.58 per share that vested on March 7, 2013, 23,810 shares valued at $2.53 per share that vested on April 10, 2013, 25,000 shares valued at $2.31 per share that vested April 14, 2013 and 8,142 shares valued at $1.74 per share that vested on June 30, 2013.

(2)
Represents 8,333 shares valued at $1.29 per share that vested on September 27, 2012, 8,333 shares valued at $2.31 per share that vested on April 14, 2013 and 2,874 shares valued at $1.74 that vested on June 30, 2013.

(3)	Represents 5,000 shares valued at $1.26, $1.74, $2.62 and $1.74 per share that vested on each of September 30, 2012, December 31, 2012, March 31, 2013 and June 30, 2013, respectively.

Outstanding Equity Awards At Fiscal Year-End

The following table shows information regarding unexercised stock options and unvested equity awards granted to the named executive officers as of the fiscal year ended June 30, 2013:

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested($)
Stephen P. Herbert	-	$-		33,334	(1)	$58,001
				23,809	(2)	$41,428

David M. DeMedio	-	$-		8,334	(1)	$14,501

Cary Sagady	-	$-		-		$-

Michael Lawlor	-	$-		-		$-

(1)
Reflects shares granted under amendments dated September 27, 2011, to employment agreements. Shares vest on September 27, 2013. The closing market price on June 30, 2013, or $1.74 per share, was used in the calculation of market value.

(2)
Reflects shares granted under a Special Equity Plan on September 5, 2012. The remaining shares vest any time prior to September 5, 2015, and at such time the Company’s common stock would close above $2.50 per share for thirty consecutive trading days.

Executive Employment Agreements

Stephen P. Herbert

On September 24, 2009, Mr. Herbert and the Company entered into an Amended and Restated Employment Agreement which replaced his prior employment agreement. The Agreement extended the term of Mr. Herbert’s employment with the Company from June 30, 2011 until September 30, 2012, and automatically continued from year to year thereafter unless terminated as of the end of the original term or any such one year renewal period by the Company or Mr. Herbert by at least 90-days’ notice. Mr. Herbert was granted 9,000 shares of common stock under the 2008 Stock Incentive Plan which vested as follows: 3,000 on October 1, 2009; 3,000 on April 1, 2010; and 3,000 on September 30, 2010. The agreement continued Mr. Herbert’s base salary at $320,000 per annum. The Company agreed to obtain and pay the premiums for a term life insurance policy in the amount of $1,500,000 on the life of Mr. Herbert while he is employed by the Company. Mr. Herbert has the right to designate the beneficiary of the policy. The Company agreed to obtain and pay the premiums for a supplemental long term disability policy covering Mr. Herbert over and above the existing long-term group disability plan of the Company. If he shall become disabled while employed by the Company, the policy would provide for monthly disability coverage of up to 65% of his monthly base compensation payable to age 65 or death.

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

On November 30, 2011, the Company and Mr. Herbert entered into an Amended and Restated Employment and Non-Competition Agreement that replaced his prior employment agreement with the Company and pursuant to which he was appointed Chairman and Chief Executive Officer. The agreement provides for an initial term continuing through January 1, 2013, which is automatically renewed for consecutive one year periods unless terminated by either Mr. Herbert or the Company upon at least 90 days’ notice prior to the end of the initial term or any one year extension thereof. The agreement continues the existing compensation and fringe benefits received by Mr. Herbert under Section 2 of his prior employment agreement except that (i) his base salary is $341,227 which is equal to the base salary under his prior employment agreement plus an amount equal to the cost to the Company of the car allowance and supplemental disability insurance coverage provided to him under his prior employment agreement; (ii) the car allowance and supplemental disability insurance coverage that had been provided to him under his prior employment agreement have been discontinued; and (iii) he is eligible for a cash bonus as described in the next sentence. The agreement provides for the payment to Mr. Herbert of a cash bonus of $30,000 if the Company would achieve all of the minimum threshold performance target goals under the Fiscal Year 2012 Performance Share Plan, of $50,000 if the Company would achieve all of the target performance goals under the plan, and of $75,000 if the Company would achieve all of the maximum distinguished performance target goals under the plan. The Company has agreed to pay the premiums for a term life insurance policy in the amount of $1,500,000 on the life of Mr. Herbert while he is employed by the Company. Mr. Herbert has the right to designate the beneficiary of the policy.

On September 5, 2012, Mr. Herbert’s base salary was increased by an amount equal to the annual premiums being paid by the Company for the life insurance policy on Mr. Herbert’s life that was being discontinued.

David M. DeMedio

On April 12, 2005, Mr. DeMedio and the Company entered into an employment agreement pursuant to which he was employed as the Chief Financial Officer of the Company. In the event that a USA Transaction shall occur, then Mr. DeMedio has the right to terminate his agreement upon 30 days’ notice to the Company.

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

On April 14, 2011, the Company and Mr. DeMedio entered into an additional amendment to the employment agreement. The agreement extended the term of Mr. DeMedio’s employment with the Company from June 30, 2011 until June 30, 2014, and will automatically continue from year to year thereafter unless terminated as of the end of the original term or any such one year renewal period by the Company or Mr. DeMedio by at least 90-days’ notice. In connection with the amendment, and in recognition of his dedicated and valuable service to the Company and extending the term of his employment agreement, Mr. DeMedio was issued 25,000 shares of common stock under the 2010 Stock Incentive Plan which vest or vested as follows: 8,333 on April 14, 2011; 8,333 on April 14, 2012; and 8,334 on April 14, 2013.

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

On September 5, 2012, Mr. DeMedio’s base salary was increased by the annual amount of the car allowance, supplemental disability insurance policy and life insurance policy that were being discontinued.

Cary Sagady

On July 2, 2008, the Company and Mr. Sagady entered into an employment agreement pursuant to which the Company continued to employ Mr. Sagady as a Senior Vice President, Product Development for a one-year term. Mr. Sagady’s employment with the Company shall automatically continue for consecutive one-year periods unless terminated by either party upon notice of at least 60 days prior to the end of each one-year extension. Effective January 1, 2011, Mr. Sagady’s base salary has been $192,500 per annum. In addition, Mr. Sagady is eligible to earn an annual discretionary bonus in the maximum amount of 60% of his annual base salary based upon the Company’s and his performance. Upon renewal of his employment agreement in April 2009, Mr. Sagady was issued an additional 5,000 shares of common stock that vested quarterly in fiscal year 2010. Mr. Sagady is also entitled to be covered by all standard fringe and employee benefits made available to other employees of the Company, including medical and dental insurance, paid vacation and holidays, a 401(k) plan and a long-term disability plan.

On September 5, 2012, Mr. Sagady’s base salary was increased by the annual amount of the car allowance that was being discontinued.

During April 2013, Mr. Sagady provided notice of termination of his employment agreement, and his employment agreement expired on June 30, 2013. Subsequent to that date, Mr. Sagady has continued to serve as an employee of the Company with the same title and compensation as provided prior to the expiration.

Michael Lawlor

On June 7, 2010, the Company and Mr. Lawlor entered into an employment agreement pursuant to which the Company employed Mr. Lawlor as a Senior Vice President, Sales and Business Development through June 30, 2011. The Company issued to Mr. Lawlor an incentive bonus of $10,000 upon the signing of his employment agreement and on the renewal of the agreement, on April 1, 2011, Mr. Lawlor was issued 10,000 shares of common stock. Mr. Lawlor’s employment with the Company shall automatically continue for consecutive one-year periods unless terminated by either party upon notice of at least 60 days prior to the end of each one-year extension. In addition, Mr. Lawlor is eligible to earn an annual discretionary bonus in the maximum amount of 100% of his annual base salary based upon the Company’s and his performance. Mr. Lawlor is also entitled to be covered by all standard fringe and employee benefits made available to other employees of the Company, including medical and dental insurance, paid vacation and holidays, a 401(k) plan and a long-term disability plan.

On April 27, 2012, the Company and Mr. Lawlor entered into a first amendment to the employment agreement. The agreement extended the term of Mr. Lawlor’s employment with the Company from June 30, 2012 until June 30, 2013, and will automatically continue from year to year thereafter unless terminated as of the end of the original term or any such one year renewal period by the Company or Mr. Lawlor by at least 60-days’ notice. In connection with the amendment, Mr. Lawlor’s base salary was set at $179,800 per year and he was awarded an incentive bonus of 20,000 shares of Common Stock which vest as follows: 5,000 shares on September 30, 2012; 5,000 shares on December 31, 2012; 5,000 shares on March 31, 2013; and 5,000 shares on June 30, 2013.

On September 5, 2012, Mr. Lawlor’s base salary was increased by the annual amount of the car allowance that was being discontinued.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The employment agreements of our executive officers include provisions for the payment and/or the provision of benefits to the executives upon termination of employment under certain conditions or if a successor to the Company’s business or assets does not agree to assume and perform his employment agreement as a condition to the consummation of a USA Transaction.

The term “USA Transaction” means: (i) the acquisition of fifty-one percent or more of the then outstanding voting securities entitled to vote generally in the election of directors of the Company by any person, entity or group, or (ii) the approval by the shareholders of the Company of a reorganization, merger, consolidation, liquidation, or dissolution of the Company, or the sale, transfer, lease or other disposition of all or substantially all of the assets of the Company, or (iii) a change in the composition of the Board of Directors of the Company over a period of twelve (12) months or less such that the continuing directors fail to constitute a majority of the Board.

Mr. Herbert’s employment agreement provides that if Mr. Herbert would terminate his employment with the Company for good reason (as defined in the agreement), or if the Company would terminate his employment without cause (as defined in the agreement), or if the Company would provide Mr. Herbert with a notice of non-renewal of his employment agreement, then the Company would pay to him a lump sum equal to two times his base salary on or before the termination of his employment. The term “good reason,” as defined in the agreement, includes: (A) a material breach of the terms of the agreement by the Company; (B) the assignment by the Company to Mr. Herbert of duties in any way materially inconsistent with his authorities, duties, or responsibilities, or a material reduction or alteration in the nature or status of his authority, duties, or responsibilities as the Chief Executive Officer of the Company; (C) the Company reduces Mr. Herbert’s annual base salary; or (D) a material reduction by the Company in the kind or level of employee benefits to which Mr. Herbert is entitled immediately prior to such reduction with the result that his overall benefit package is significantly reduced unless such failure to continue a plan, policy, practice or arrangement pertains to all plan participants generally. As a condition to Mr. Herbert receiving any payments or benefits upon the termination of his employment for good reason, Mr. Herbert shall have executed and delivered (and not revoked) a release of any and all claims, suits, or causes of action against the Company and its affiliates in form reasonably acceptable to the Company.

The agreement also provides that as a condition of the consummation of a USA Transaction, the successor to the Company’s business or assets would agree to assume and perform Mr. Herbert’s employment agreement. If any such successor would not do so, Mr. Herbert’s employment would terminate on the date of consummation of the USA Transaction, and the Company would pay to Mr. Herbert a lump sum equal to two times his base salary on or before the termination of his employment.

If Mr. Herbert’s employment had been terminated as of June 30, 2013 (when the closing price per share was $1.74) (i) by him for good reason, or (ii) by the Company without cause, or (iii) if a successor to the Company’s business or assets had not agreed to assume and perform his employment agreement as a condition to the consummation of a USA Transaction, then Mr. Herbert would have been entitled to receive: (a) an aggregate cash payment of twice his annual base salary or $682,454; (b) an aggregate of 33,334 shares previously granted to him under his employment agreement, which would become automatically vested as of the date of termination, with a value of $58,001; and (c) an aggregate of 23,809 shares previously granted to him on September 2, 2012, which would automatically become vested as of the date of termination, with a value of $41,428.

If Mr. DeMedio’s employment with the Company had been terminated by the Company without cause as of June 30, 2013, his employment agreement provides that the Company would pay health insurance premiums for a one year period following termination in the aggregate amount of $16,824. The aforesaid premium amount is based on an estimated monthly premium of $1,402.

Compensation Of Directors

Members of the Board of Directors receive cash and equity compensation for serving on the board of directors, as determined from time to time by the Compensation Committee with subsequent approval thereof by the board of directors.

Director Compensation Table

The table below summarizes the compensation earned or paid in cash by the Company to non-employee Directors during the fiscal year ended June 30, 2013.

	Fees Earned
	or Paid in	Stock Awards
Name	Cash($)(2)	($)(3)	Total($)
Deborah G. Arnold	$30,000	$-	$30,000
Steven D. Barnhart	$75,000	$-	$75,000
Joel Brooks	$30,000	$-	$30,000
Albin F. Moschner	$30,000	$14,500	$44,500
Frank A. Petito, III	$30,000	$-	$30,000
Jack E. Price	$35,000	$-	$35,000
William J. Reilly, Jr. (1)	$40,000	$14,500	$54,500
William J. Schoch (1)	$30,000	$14,500	$44,500

(1)	Appointed as a Director effective July 2012.

(2)	During fiscal year ended June 30, 2013, and included in the above table, we paid the following fees during the fiscal year:

●	Director: each Director received $20,000.

●	Lead Independent Director: Mr. Barnhart received $40,000.

●	Audit Committee: each of Messrs. Barnhart, Brooks and Reilly received $10,000. Mr. Price received $2,500.

●	Compensation Committee: each of Messrs. Moschner, Petito and Price received $10,000. Mr. Barnhart received $2,500.

●	Nominating and Corporate Governance Committee: each of Ms. Arnold, Messrs. Reilly and Schoch received $10,000. Each Messrs. Barnhart and Price received $2,500.

During the fiscal year ended June 30, 2013, and included in the above table, the following directors elected to receive their fees, or a portion thereof, in the Company’s Common Stock in lieu of cash:

●
Ms. Arnold and Messrs. Moschner and Petito each elected to receive 17,436 shares for $30,000 of fees; Mr. Barnhart elected to receive 44,651 shares for $75,000 of fees; Mr. Schoch elected to receive 10,478 shares for $22,500 of fees; and Mr. Reilly elected to receive 4,405 shares for $10,000 of fees.

(3)	Amounts represent the aggregate fair value of Common Stock granted to the members of our Board of Directors during the year ended June 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Common Stock

The following table sets forth, as of June 30, 2013, the beneficial ownership of the common stock of each of the Company’s directors and executive officers, the other employees named in the summary compensation table set forth above, as well as by the Company’s directors and executive officers as a group. Except as set forth below, the Company is not aware of any beneficial owner of more than five percent of the common stock. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable:

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned(2)		Percent of Class
Deborah G. Arnold 9704 Clos du Lac Circle Loomis, California 95630	23,125	(3)	*
Steven D. Barnhart 1 W. Onwentsia Road Lake Forest, Illinois 60045	192,852	(4)	*
Joel Brooks 303 George Street, Suite 140 New Brunswick, New Jersey 08901	35,000		*
David M. DeMedio 100 Deerfield Lane, Suite 140 Malvern, Pennsylvania 19355	120,353	(5)	*
Stephen P. Herbert 100 Deerfield Lane, Suite 140 Malvern, Pennsylvania 19355	435,773	(6)	1.31%
Michael Lawlor 100 Deerfield Lane, Suite 140 Malvern, Pennsylvania 19355	35,552		*
Albin F. Moschner 1022 Aynsley Avenue Lake Forest, Illinois 60045	462,687	(7)	1.38%
Frank A. Petito, III 1111 Elmwood Avenue Wilmette, Illinois 60091	33,125	(8)	*
Jack E. Price 12942 NE 24th Street Bellevue, Washington 98005	10,000		*
William J. Reilly, Jr. 1280 South Concord Road West Chester, Pennsylvania 19382	25,605	(9)
Cary Sagady 100 Deerfield Lane, Suite 140 Malvern, Pennsylvania 19355	5,050		*
William J. Schoch 300 Montgomery Street, #400 San Francisco, California 94104	16,167	(10)
S.A.V.E. Partners, IV, LLC 500 West Putnam Avenue, Suite 400 Greenwich, Connecticut 06830	2,303,368	(11)	6.91%
All Directors and Executive Officers As a Group (10 persons)	1,354,687		4.04%

*	Less than one percent (1%)

60

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities. Shares of Common Stock issuable upon conversion of the Series A Preferred Stock, or shares of Common Stock issuable upon exercise of warrants currently exercisable, or exercisable within sixty days of June 30, 2013, are deemed to be beneficially owned for purposes hereof.

(2)	The percentage of common stock beneficially owned is based on 33,346,893 shares outstanding as of June 30, 2013.

(3)	Includes 3,334 shares granted to Ms. Arnold as a non-employee director of the Company as of April 1, 2012 which vest on April 1, 2014.

(4)	Includes 32,538 shares underlying common stock warrants.

(5)	Includes 8,334 shares of common stock granted as of September 27, 2011 which vest on September 27, 2013.

(6)
Includes 32,010 shares of common stock beneficially owned by Mr. Herbert’s child, 27,440 shares of common stock beneficially owned by his spouse. Includes 33,334 shares of common stock granted as of September 27, 2011 which vest on September 27, 2013. Includes23,809 shares which vest upon the attainment of at least $2.50 per share closing price for thirty consecutive trading days at any time prior to September 5, 2015.

(7)
Includes 132,100 shares underlying common stock warrants and 1,163 shares underlying preferred stock. Includes 6,667 shares granted to Mr. Moschner as a non-employee director of the Company as of August 10, 2012 which vest as follows: 3,333 on August 10, 2013 and 3,334 on August 10, 2014.

(8)	Includes 3,334 shares granted to Mr. Petito as a non-employee director of the Company as of April 1, 2012 which vest on April 1, 2014.

(9)
Includes 100 shares of common stock beneficially owned by Mr. Reilly’s child. Includes 6,667 shares granted to Mr. Reilly as a non-employee director of the Company as of August 10, 2012 which vest as follows: 3,333 on August 10, 2013 and 3,334 on August 10, 2014.

(10)	Includes 6,667 shares granted to Mr. Schoch as a non-employee director of the Company as of August 10, 2012 which vest as follows: 3,333 on August 10, 2013 and 3,334 on August 10, 2014.

(11)
Based upon an amended Schedule 13D filed with the Securities and Exchange Commission on January 18, 2013, S.A.V.E. Partners, IV, LLC (“SAVE”) is a limited liability company, the managing member of which is Locke Partners I LLC, a limited liability company (“Locke”). Each of Bradley M. Tirpak and Craig W. Thomas are co-managing members of Locke and, by virtue of their relationship with Locke, share the power to vote and dispose of the shares beneficially owned by SAVE.

Preferred Stock

Other than the 6,000 shares of preferred stock beneficially owned by Mr. Moschner, there were no shares of preferred stock that were beneficially owned as of June 30, 2013 by the Company’s directors or named executive officers.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

DIRECTOR INDEPENDENCE

The Board of Directors has determined that Deborah G. Arnold, Steven D. Barnhart, Joel Brooks, Albin F. Moschner, Frank A. Petito, III, Jack E. Price, William J. Reilly, Jr., and William J. Schoch, which members constitute a majority of the currently serving Board of Directors, are independent in accordance with the applicable listing standards of The NASDAQ Stock Market LLC.

The Board of Directors has a standing Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee.

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

The Compensation Committee of the Board of Directors presently consists of Mr. Moschner (Chairman), Mr. Barnhart and Mr. Petito. The Board of Directors has determined that each of the current members of the Compensation Committee is independent in accordance with the applicable listing standards of The Nasdaq Stock Market LLC. The Committee reviews and recommends compensation and compensation changes for the executive officers of the Company and administers the Company’s stock option and restricted stock grant plans. The Compensation Committee operates pursuant to a charter that was adopted by the Board in September 2007 and amended in May 2013, a copy of which is accessible on the Company’s website, www.usatech.com.

The Nominating and Corporate Governance Committee of the Board of Directors presently consists of Ms. Arnold (Chairman), Mr. Reilly and Mr. Schoch. The Board of Directors has determined that each of the current members of the Nominating and Corporate Governance Committee is independent in accordance with the applicable listing standards of The Nasdaq Stock Market LLC. The Committee recommends to the entire Board of Directors for selection any nominees for director. The Nominating and Corporate Committee operates pursuant to a charter that was adopted by the Board of Directors on October 26, 2012, a copy of which is accessible on the Company’s website, www.usatech.com.

Item 14. Principal Accounting Fees and Services.

AUDIT AND NON-AUDIT FEES

During the fiscal year ended June 30, 2013 and 2012, fees in connection with services rendered by McGladrey LLP were as set forth below:

	Fiscal	Fiscal
	2013	2012
Audit Fees	$211,186	$190,290
Audit-Related Fees	10,905	7,213
Tax Fees	-	8,500
All Other Fees	-	-
Total	$222,091	$206,003

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company filed January 26, 2004 (Incorporated by reference to Exhibit 3.1.20 to Form 10-QSB filed on February 12, 2004).

3.1.1	First Amendment to Amended and Restated Articles of Incorporation of the Company filed on March 17, 2005 (Incorporated by reference to Exhibit 3.1.1 to Form S-1 Registration Statement No. 333-124078).

3.1.2
Second Amendment to Amended and Restated Articles of Incorporation of the Company filed on December 13, 2005 (Incorporated by reference to Exhibit 3.1.2 to Form S-1 Registration Statement No. 333-130992).

3.1.3**	Third Amendment to Amended and Restated Articles of Incorporation of the Company filed on February 7, 2006.

3.1.4	Fourth Amendment to Amended and Restated Articles of Incorporation of the Company filed on July 25, 2007. (Incorporated by reference to Exhibit 3.1.3 to Form 10-K filed September 23, 2008).

3.1.5	Fifth Amendment to Amended and Restated Articles of Incorporation of the Company filed on March 6, 2008. (Incorporated by reference to Exhibit 3.1.4 to Form 10-K filed September 23, 2008).

3.2	Amended and Restated By-Laws of the Company dated as of February 4, 2010 (Incorporated by reference to Exhibit 3(ii) to Form10-Q/A filed on February 22, 2010).

4.1	Warrant No.CR-001 dated March 16, 2011 in favor of Cranshire Capital, L.P. (Incorporated by reference to Exhibit 4.1 of Form S-1 filed March 31, 2011).

4.2	Warrant No.CR-002 dated March 16, 2011 in favor of Freestone Advantage Partners, LP (Incorporated by reference to Exhibit 4.2 of Form S-1 filed March 31, 2011).

4.3	Warrant No.CR-003 dated March 16, 2011 in favor of Iroquois Master Fund Ltd. (Incorporated by reference to Exhibit 4.3 of Form S-1 filed March 31, 2011).

4.4	Warrant No.CR-004 dated March 16, 2011 in favor of Kingsbrook Opportunities Master Fund LP (Incorporated by reference to Exhibit 4.4 of Form S-1 filed March 31, 2011).

4.5	Warrant No.CR-005 dated March 16, 2011 in favor of Hudson Bay Master Fund Ltd. (Incorporated by reference to Exhibit 4.5 of Form S-1 filed March 31, 2011).

4.6	Warrant No.CR-006 dated March 16, 2011 in favor of Cowen Overseas Investment LP (Incorporated by reference to Exhibit 4.6 of Form S-1 filed March 31, 2011).

4.7	Warrant No.CR-007 dated March 16, 2011 in favor of Ramius Select Equity Fund LP (Incorporated by reference to Exhibit 4.7 of Form S-1 filed March 31, 2011).

4.8	Warrant No.CRA-001 dated March 17, 2011 in favor of Chardan Capital Markets, LLC (Incorporated by reference to Exhibit 4.8 of Form S-1 filed March 31, 2011).

4.9	Warrant No.CRA-002 dated March 17, 2011 in favor of Jonathan Schechter (Incorporated by reference to Exhibit 4.9 of Form S-1 filed March 31, 2011).

4.10	Warrant No.CRA-003 dated March 17, 2011 in favor of Joseph Reda (Incorporated by reference to Exhibit 4.10 of Form S-1 filed March 31, 2011).

4.11	Warrant No.CRA-004 dated March 17, 2011 in favor of Adam Selkin (Incorporated by reference to Exhibit 4.11 of Form S-1 filed March 31, 2011).

4.12	Warrant dated January 1, 2013 in favor of Avidbank Holdings, Inc. (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 19, 2013).

64

10.1
Agreement of Lease between Deerfield Corporate Center 1 Associates LP, as landlord, and the Company, as tenant, dated March 2003 (Incorporated by reference to Exhibit 10.22 to Form 10-KSB filed on September 28, 2004).

10.2
Amendment to Office Space Lease dated as of April 1, 2005 by and between the Company and Deerfield Corporate Center Associates, LP. (Incorporated by reference to Exhibit 10.19.1 to Form S-1 Registration Statement No. 333-124078).

10.3	Employment and Non-Competition Agreement between the Company and David M. DeMedio dated April 12, 2005 (Incorporated by reference to Exhibit 10.22 to Form S-1 Registration Statement No. 333-124078).

10.4	First Amendment to Employment and Non-Competition Agreement between the Company and David M. DeMedio dated May 11, 2006 (Incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 15, 2006).

10.5	USA Technologies, Inc. 2012 Stock Incentive Plan (Incorporated by reference to Exhibit 10.16 to Form 10-K filed on September 25, 2012).

10.6**	USA Technologies, Inc. 2013 Stock Incentive Plan.

10.7
Second Amendment to Employment and Non-Competition Agreement dated March 13, 2007, between the Company and David M. DeMedio (Incorporated by reference to Exhibit 10.34 to Form S-1 filed April 12, 2007).

10.8	Form of Indemnification Agreement between the Company and each of its officers and Directors (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 14, 2007).

10.9
First Amendment to MasterCard PayPass Participation Agreement dated August 17, 2007 between the Company, MasterCard International Incorporated and Coca Cola Enterprises Inc. And Its Bottling Subsidiaries. (Incorporated by reference to Exhibit 10.26 to Form 10-K filed September 27, 2007).

10.10
Third Amendment to Employment and Non-Competition Agreement between the Company and David M. DeMedio dated September 22, 2008. (Incorporated by reference to Exhibit 10.29 to Form 10-K filed September 24, 2008).

10.11	Separation Agreement and Release between the Company and George R. Jensen, Jr., dated October 14, 2011 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed October 17, 2011).

10.12	Securities Purchase Agreement dated March 14, 2011 between the Company and each of the Buyers (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 14, 2011).

10.13
Promotional Agreement between the Company and Visa U.S.A. Inc., dated October 12, 2011 (Portions of this exhibit were redacted pursuant to a confidential treatment request) (Incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No.4 to Form S-1 Registration Statement No. 333-165516).

10.14
First Amendment to Visa Promotional Agreement between the Company and Visa U.S.A. Inc. dated as of October 9, 2012 (Portions of this exhibit were redacted pursuant to a confidential treatment request) (Incorporated by reference to Exhibit 10.32 to Post-Effective Amendment No.6 to Form S-1 Registration Statement No. 333-165516).

10.15	Letter from the Company to David M. DeMedio dated September 24, 2009. (Incorporated by reference to Exhibit 10.32 to Form 10-K filed September 25, 2009).

10.16
Third Settlement Agreement dated March 2, 2012 by and among USA Technologies, Inc., Shareholder Advocates For Value Enhancement, Bradley M. Tirpak, Craig W. Thomas and certain other parties (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on March 5, 2012).

10.17
Settlement and Release Agreement dated as of August 16, 2012 by and among USA Technologies, Inc., Shareholder Advocates For Value Enhancement, Bradley M. Tirpak, Craig W. Thomas and certain other parties (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on August 21, 2012).

10.18
Amended and Restated Employment and Non-Competition Agreement between the Company and Stephen P. Herbert dated November 30, 2011. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2011).

65

10.19
Fifth Amendment to Employment and Non-Competition Agreement dated as of July 1, 2011 between the Company and David M. DeMedio. (Incorporated by reference to Exhibit 10.31 to Form 10-K filed September 27, 2011).

10.20
Sixth Amendment to Employment and Non-Competition Agreement dated September 27, 2011 between the Company and David M. DeMedio. (Incorporated by reference to Exhibit 10.32 to Form 10-K filed September 27, 2011).

10.21**	Employment and Non-Competition Agreement dated July 2, 2008 between the Company and Cary Sagady

10.22**	Employment and Non-Competition Agreement dated June 7, 2010 between the Company and Michael Lawlor

10.23**	First Amendment to Employment and Non-competition Agreement dated April 27, 2012 between the Company and Michael Lawlor

10.24
Second Amendment to Office Space Lease dated as of November 17, 2010 by and between the Company and Liberty Malvern, LP. (Incorporated by reference to Exhibit 10.2 to Form 10-Q filed on January 20, 2011).

10.25
Loan and Security Agreement between the Company and Avidbank Corporate Finance, a division of Avidbank, dated as of June 21, 2012 (Incorporated by reference to Exhibit 10.40 to Form 10-K filed on September 25, 2012).

10.26
First Amendment to Loan and Security Agreement dated as of January 1, 2013 between the Company and Avidbank Corporate Finance, a division of Avidbank (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 18, 2013).

10.27
Second Amendment to Loan and Security Agreement dated as of April 2, 2013 between the Company and Avidbank Corporate Finance, a division of Avidbank (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 18, 2013).

10.28
Third Amendment to Loan and Security Agreement dated as of April 11, 2013 between the Company and Avidbank Corporate Finance, a division of Avidbank (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 18, 2013).

10.29
Fourth Amendment to Loan and Security Agreement dated as of April 29, 2013 between the Company and Avidbank Corporate Finance, a division of Avidbank (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 14, 2013)

10.30**	Fifth Amendment to Loan and Security Agreement dated as of September 26, 2013 between the Company and Avidbank Corporate Finance, a division of Avidbank.

10.31
Intellectual Property Security Agreement between the Company and Avidbank Corporate Finance, a division of Avidbank, dated as of June 21, 2012 (Incorporated by reference to Exhibit 10.41 to Form 10-K filed on September 25, 2012).

21	List of significant subsidiaries of the Company (Incorporated by reference to Exhibit 21 to Form S-1 filed on March 16, 2010).

23.1**	Consent of McGladrey LLP, Independent Registered Public Accounting Firm.

31.1**	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2**	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed Herewith.

66

SCHEDULE II

USA TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2013, 2012, AND 2011

ACCOUNTS RECEIVABLE	Balance at beginning of period	Additions charged to earnings	Deductions uncollectible receivables written off, net of recoveries	Balance at end of period
June 30, 2013	$25,000	$(46,000)	$42,000	$(63,000)
June 30, 2012	$113,000	$(46,000)	$42,000	$25,000
June 30, 2011	$41,000	$92,000	$20,000.00	$113,000

	Balance at	Additions	Deductions,	Balance
	beginning	charged to	Shrinkage and	at end
INVENTORY	of period	earnings	obsolescence	of period
June 30, 2013	$712,000	$136,000	$52,000	$796,000
June 30, 2012	$628,000	$136,000	$52,000	$712,000
June 30, 2011	$741,000	$11,000	$124,000	$628,000

67

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

SIGNATURES	TITLE	DATE

/s/ Stephen P. Herbert	Chairman of the Board of Directors	September 30, 2013
Stephen P. Herbert	and Chief Executive Officer
(Principal Executive Officer)

/s/ David M. DeMedio	Chief Financial Officer (Principal	September 30, 2013
David M. DeMedio	Accounting Officer)

/s/ Deborah G. Arnold	Director	September 30, 2013
Deborah G. Arnold

/s/ Steven D. Barnhart	Director	September 30, 2013
Steven D. Barnhart

/s/ Joel Brooks	Director	September 30, 2013
Joel Brooks

/s/ Albin F. Moschner	Director	September 30, 2013
Albin F. Moschner

/s/ Frank A. Petito, III	Director	September 30, 2013
Frank A. Petito, III

/s/ Jack Price	Director	September 30, 2013
Jack Price

/s/ William J. Reilly, Jr.	Director	September 30, 2013
William J. Reilly, Jr.

/s/ William J. Schoch	Director	September 30, 2013
William J. Schoch
68