Form 10-Q
period 2013-09-30
USA TECHNOLOGIES INC
filed 2013-11-13
CIK 896429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013, there were 34,083,910 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.

Consolidated Balance Sheets

	September 30,	June 30,
	2013	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,811,900	$5,981,000
Accounts receivable, less allowance for uncollectible accounts of $32,000 and $18,000, respectively	1,923,038	2,620,684
Finance receivables	131,237	116,444
Inventory	1,766,259	1,823,615
Prepaid expenses and other current assets	337,481	184,336
Total current assets	9,969,915	10,726,079

Finance receivables, less current portion	432,552	408,674
Property and equipment, net	18,098,035	17,240,065
Intangibles, net	432,100	454,053
Goodwill	7,663,208	7,663,208
Other assets	82,687	84,117
Total assets	$36,678,497	$36,576,196

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,053,461	$7,301,247
Accrued expenses	1,496,148	1,468,184
Line of credit	4,000,000	3,000,000
Current obligations under long-term debt	332,052	247,152
Total current liabilities	11,881,661	12,016,583

Long-term liabilities:
Long-term debt, less current portion	84,763	122,754
Accrued expenses, less current portion	356,585	366,785
Deferred tax liabilities	47,156	40,245
Warrant liabilities	431,541	650,638
Total long-term liabilities	920,045	1,180,422
Total liabilities	12,801,706	13,197,005

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000 Series A convertible preferred- Authorized shares- 900,000 Issued and outstanding shares- 442,968 (liquidation preference of $16,358,230 and $16,026,004, respectively)	3,138,056	3,138,056
Common stock, no par value: Authorized shares- 640,000,000 Issued and outstanding shares- 33,457,677 and 33,284,232, respectively	221,587,319	221,383,373
Accumulated deficit	(200,848,584)	(201,142,238)

Total shareholders’ equity	23,876,791	23,379,191

Total liabilities and shareholders’ equity	$36,678,497	$36,576,196

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended
	September 30,
	2013	2012

Revenues:
License and transaction fees	$8,507,044	$6,906,356
Equipment sales	1,616,014	1,483,921
Total revenues	10,123,058	8,390,277

Cost of services	5,409,463	4,192,360
Cost of equipment	1,130,824	1,053,636
Gross profit	3,582,771	3,144,281

Operating expenses:
Selling, general and administrative	3,295,344	3,215,125
Depreciation and amortization	158,509	343,388
Total operating expenses	3,453,853	3,558,513
Operating income (loss)	128,918	(414,232)

Other income (expense):
Interest income	13,526	20,166
Interest expense	(60,976)	(23,006)
Change in fair value of warrant liabilities	219,097	463,133
Total other income, net	171,647	460,293

Income before provision for income taxes	300,565	46,061
Provision for income taxes	(6,911)	(6,921)
Net Income	293,654	39,140
Cumulative preferred dividends	(332,226)	(332,226)
Net loss applicable to common shares	$(38,572)	$(293,086)
Net loss per common share (basic and diluted)	$-	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	33,324,295	32,518,230

See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balance, June 30, 2013	442,968	$3,138,056	33,284,232	$221,383,373	$(201,142,238)	$23,379,191

Exercise of 118,141 warrants at $1.13 resulting in issuance of common stock	-	-	118,141	133,500	-	133,500
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2010 Stock Incentive Plan	-	-	-	752	-	752
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2011 Stock Incentive Plan	-	-	51,667	11,928	-	11,928
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2012 Stock Incentive Plan	-	-	11,016	71,712	-	71,712
Retirement of common stock	-	-	(7,379)	(13,946)	-	(13,946)
Net income	-	-	-	-	293,654	293,654

Balance, September 30, 2013	442,968	$3,138,056	33,457,677	$221,587,319	$(200,848,584)	$23,876,791

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$293,654	$39,140
Adjustments to reconcile net income to net cash provided by operating activities:
Charges incurred in connection with the vesting and issuance of common stock for employee and director compensation	84,392	125,333
Loss on disposal of property and equipment	14,935	-
Non-cash interest and amortization of debt discount	2,095	-
Bad debt expense (recoveries), net	26,431	(6,129)
Depreciation	1,218,071	834,006
Amortization	21,953	185,600
Change in fair value of warrant liabilities	(219,097)	(463,133)
Provision for deferred tax liability	6,911	6,921
Changes in operating assets and liabilities:
Accounts receivable	705,115	81,320
Finance receivables	(38,671)	30,831
Inventory	78,017	1,331,390
Prepaid expenses and other current assets	(51,960)	79,629
Accounts payable	(1,247,786)	(115,452)
Accrued expenses	17,764	(1,451,446)

Net cash provided by operating activities	911,824	678,010

INVESTING ACTIVITIES:
Purchase of property and equipment	(14,626)	(1,525)
Purchase of property for rental program	(2,074,975)	(2,075,390)

Net cash used in investing activities	(2,089,601)	(2,076,915)

FINANCING ACTIVITIES:
Net proceeds from the exercise of common stock warrants and the retirement of common stock	85,654	-
Proceeds from line of credit	1,000,000	1,337,779
Repayment of long-term debt	(76,977)	(161,816)

Net cash provided by financing activities	1,008,677	1,175,963

Net decrease in cash and cash equivalents	(169,100)	(222,942)
Cash and cash equivalents at beginning of year	5,981,000	6,426,645
Cash and cash equivalents at end of period	$5,811,900	$6,203,703

Supplemental disclosures of cash flow information:
Cash paid for interest	$69,735	$26,150
Depreciation expense allocated to cost of sales	$1,081,515	$676,218
Reclass of rental program property to inventory	$20,661	$5,559
Prepaid items financed with debt	$101,850	$128,062
Equipment and software acquired under capital lease	$22,036	$-
Disposal of property and equipment	$174,204	$-

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

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014. The balance sheet at June 30, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

Strategies to drive growth have resulted in net income of $293,654 for the quarter ended September 30, 2013. The Company had net income of $854,123 for the year ended June 30, 2013. The impact on net income of future changes to the fair value of our warrant liabilities, which is subject to secondary market conditions, is not reasonably predictable. The Company’s ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and the available capital resources. Until the Company’s products and services can generate sufficient annual revenues, the Company will be required to use its cash and cash equivalents on hand, and its line of credit (see Note 4), and may raise capital to meet its cash flow requirements including the issuance of Common Stock and the exercise of outstanding Common Stock warrants.

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

At September 30, 2013 and June 30, 2013, none of the cash and cash equivalents of the Company was payable to our customers. Included in accounts receivable are amounts for transactions processed with our card processers for which cash has not been received by the Company and included in accounts payable are amounts for transactions processed with our card processers and due to our customers, which are recorded net of fees due to the Company. Generally, contractual terms require us to remit amounts owed to our customers on a weekly basis.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1. ACCOUNTING POLICIES (CONTINUED)

Income Taxes

A provision for income taxes of $6,911 and $6,921 (all deferred income taxes) was recorded for the three months ended September 30, 2013 and 2012, respectively. The provision for income taxes is not a function of nor related to the income before provision for income taxes for the periods because the Company has significant operating loss carryforwards that are available to negate any taxable income that would create current liabilities for income taxes. The provision for income taxes relates to the amortization of indefinite life intangible assets and goodwill that are being amortized for income tax purposes but not for financial reporting purposes giving rise to basis differences in such assets between financial and income tax reporting.

The Company has substantial operating loss carryforwards and other items that create net deferred tax assets that have been offset by a valuation allowance as the realization of the deferred tax assets is not likely, principally due to a lack of earnings history. The deferred tax liabilities related to the amortization of the indefinite life assets are not subject to offset against deferred tax assets with finite lives. As of September 30, 2013 and June 30, 2013, deferred tax liabilities of $47,156 and $40,245, respectively, were recorded for the potential future state and federal income tax effects for these basis differences.

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

2. FINANCE RECEIVABLES

Finance Receivables consist of the following:

	September 30,	June 30,
	2013	2013
	(unaudited)
Total finance receivables	$563,789	$525,118
Less current portion	131,237	116,444
Non-current portion of finance receivables	$432,552	$408,674

As of September 30, 2013 and June 30, 2013, there was no allowance for credit losses of finance receivables. As the Company collects monthly payments of the receivables from the customers’ transaction funds, the risk of loss was determined to be remote.

Credit Quality Indicators

As of September 30, 2013

(unaudited)

Credit risk profile based on payment activity:
Leases

Performing	$563,518
Nonperforming	271
Total	$563,789

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. FINANCE RECEIVABLES (CONTINUED)

Age Analysis of Past Due Finance Receivables

As of September 30, 2013

(unaudited)

	31 – 60	61 – 90	Greater than			Total
	Days Past Due	Days Past Due	90 Days Past Due	Total Past Due	Current	Finance Receivables

Leases	$-	$1,028	$855	$1,883	$561,906	$563,789
Total	$-	$1,028	$855	$1,883	$561,906	$563,789

3. ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	June 30,
	2013	2013
	(unaudited)
Accrued compensation and related sales commissions	$635,152	$583,710
Accrued professional fees	193,704	165,444
Accrued taxes and filing fees	147,402	253,527
Advanced customer billings	425,498	346,868
Accrued rent	210,614	226,582
Accrued other	240,363	258,838
	$1,852,733	$1,834,969

4. LINE OF CREDIT

In September 2013, the Company and Avidbank Corporate Finance, a division of Avidbank (the “Bank”) entered into a Fifth Amendment (“Fifth Amendment”) to the Loan and Security Agreement (“Loan Documents”) to change the minimum Adjusted EBITDA for covenant calculations for the four fiscal quarters ending through June 30, 2014.

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

The balance due on the Line of Credit was $4,000,000 and $3,000,000 at September 30, 2013 and June 30, 2013, respectively. At September 30, 2013, $1,000,000 was available.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

5. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	June 30,
	2013	2013
	(unaudited)
Capital lease obligations	$312,356	$345,925
Loan agreement	104,459	23,981
	416,815	369,906
Less current portion	332,052	247,152
	$84,763	$122,754

During July 2013, the Company entered into a capital lease for office equipment totaling $22,036 due in 24 monthly installments of $1,033 through July 2015.

During August 2013, the Company financed a portion of the premiums for various insurance policies totaling $101,850, due in nine monthly payments through April 2014 at an interest rate of 5.27%.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the fair value hierarchy described in Note 1, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of September 30, 2013 and June 30, 2013:

September 30, 2013 (unaudited)	Level 1	Level 2	Level 3	Total

Cash equivalents	$192,669	$-	$-	$192,669
Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$431,541	$431,541

June 30, 2013	Level 1	Level 2	Level 3	Total

Cash equivalents	$192,620	$-	$-	$192,620
Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$650,638	$650,638

As of September 30, 2013 and June 30, 2013, the fair values of the Company’s Level 1 financial instruments were $192,669 and $192,620, respectively. These financial instruments consist of cash equivalents, including money market accounts. As of September 30, 2013 and June 30, 2013, the Company held no Level 2 financial instruments.

As of September 30, 2013 and June 30, 2013, the fair values of the Company’s Level 3 financial instruments totaled $431,541 and $650,638, respectively. The Level 3 financial instrument consists of common stock warrants issued by the Company in March 2011, which include features requiring liability treatment of the warrants. The fair value of warrants issued in March 2011 to purchase 3.9 million shares of the Company’s common stock is based on valuations performed by an independent third party valuation firm. The fair value was determined using proprietary valuation models using the quality of the underlying securities of the warrants, restrictions on the warrants and security underlying the warrants, time restrictions and precedent sale transactions completed in the secondary market or in other private transactions.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

6. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the three months ended September 30, 2013 and 2012:

	Three months ended
	September 30,
	2013	2012
	(unaudited)	(unaudited)
Beginning balance	$(650,638)	$(918,566)
Gain due to change in fair value of warrant liabilities, net	219,097	463,133
Ending balance	$(431,541)	$(455,433)

7. COMMON STOCK AND COMMON STOCK WARRANTS

Under the 2010 Stock Incentive Plan, the Company recorded stock compensation expense of $752 related to shares granted to Directors of the Company in July 2012; no shares of Common stock were issued under this plan during the three months ended September 30, 2013.

Under the 2011 Stock Incentive Plan, the Company recorded stock compensation expense of $11,928 related to shares granted to employees and Directors of the Company in September 2011 and July 2012; 51,667 shares of Common stock were issued under this plan during the three months ended September 30, 2013.

Under the 2012 Stock Incentive Plan, the Company recorded stock compensation expense of $71,712 and issued 11,016 shares of Common stock during the three months ended September 30, 2013. $57,500 related to shares issued to Directors in lieu of cash payment for services on the Board of Directors. Approximately $14,000 related to employee awards. 11,016 shares were issued to employees under the 2013 Stock Incentive Plan.

As of September 30, 2012 and for the three months then ended, the Company recorded a liability and expense of $43,868 for the 2013 Performance Plan.

During the three months ended September 30, 2012, the Company recorded stock compensation expense of $125,333 and issued 231,663 shares of Common Stock. $9,791 and $26,718 for grants to the executive officers in April and September 2011, respectively; $20,726 of expenses related to vesting of shares granted to employees in April 2012; $2,775, $2,199 and $18,124 of expenses related to vesting of shares granted to Directors of the Company in June 2011, March 2012 and July 2012, respectively; and $45,000 for shares issued to Company Directors in lieu of cash payment.

During the three months ended September 30, 2013, an executive officer exercised his right to cancel shares of common stock awarded to him under his prior employment agreement and the Special Equity Plan granted in September 2012 for the payment of payroll taxes. In total, 7,379 shares of the Company’s Common Stock were cancelled to satisfy $13,946 of related payroll obligations.

Warrants were exercised during the three months ended September 30, 2013, resulting in the issuance of 118,141 shares of Common Stock at $1.13 per share. On September 14, 2013 warrants to purchase 903,955 shares of Common Stock, exercisable at $5.90 per share, expired unexercised.

8. SUBSEQUENT EVENTS

On November 7, 2013, at the recommendation of the Compensation Committee of the Board of Directors of the Company, the Board of Directors approved the Fiscal Year 2014 Long-Term Stock Incentive Plan (the “2014 LTI Stock Plan”) and the Fiscal Year 2014 Short-Term Incentive Plan (the “2014 STI Plan”) covering its two executive officers. Upon the recommendation of the Compensation Committee, the Board also approved a stock bonus and an amendment to its CFO’s employment agreement.

2014 LTI Stock Plan

The 2014 LTI Stock Plan provides that each executive officer would be awarded shares of common stock in the event that certain metrics relating to the Company’s 2014 fiscal year would result in specified ranges of year-over-year percentage growth.

If none of the minimum threshold year-over-year percentage target goals are achieved, the executive officers would not be awarded any shares. If all of the year-over-year percentage target goals are achieved, the executive officers would be awarded shares having the following value: Stephen P. Herbert – $341,277 (100% of base salary); and David M. DeMedio – $175,698 (75% of base salary). If all of the maximum distinguished year-over-year percentage target goals are achieved, the executive officers would be awarded shares having the following value: Mr. Herbert – $682,554 (200% of base salary); and Mr. DeMedio – $351,396 (150% of base salary). Assuming the minimum threshold year-over-year percentage target goal would be achieved for a particular metric, the number of shares to be awarded for that metric would be determined on a pro rata basis, provided that the award would not exceed the maximum distinguished award for that metric. The shares awarded under the 2014 LTI Stock Plan would vest over a three year period following issuance as follows: one-third on the first anniversary; one-third on the second anniversary; and one-third on the third anniversary.

2014 STI Plan

The 2014 STI Plan provides that each executive officer would earn a cash bonus in the event that the Company achieved during the 2014 fiscal year certain annual financial goals and certain annual specific performance goals relating to the executive officer which are to be established by the Compensation Committee.

If none of the minimum threshold target goals are achieved, the executive officers would not earn a cash bonus. If all of the target goals are achieved, the executive officers would earn a cash bonus as follows: Mr. Herbert – $51,184 (15% of base salary); and Mr. DeMedio – $29,283 (12.5% of base salary). If all of the maximum distinguished target goals are achieved, the executive officers would earn a cash bonus as follows: Mr. Herbert – $102,368 (30% of base salary); and Mr. DeMedio – $58,566 (25% of base salary). Assuming the minimum threshold target goal would be achieved for a particular metric, the amount of the cash bonus to be earned would be determined on a pro rata basis, provided that the bonus would not exceed the maximum distinguished award for that metric.

CFO Stock Bonus

Mr. DeMedio was awarded 21,000 vested shares of common stock of the Company as a bonus in recognition of his performance during the 2013 fiscal year. This award with a grant date fair value of approximately $38,000 will be expensed in our second fiscal quarter when the shares are issued.

Amendment to CFO Employment Agreement

The amendment to Mr. DeMedio’s employment agreement (the “DeMedio Amendment”) provides that (i) if following a change in control of the Company (as defined in the DeMedio Amendment) Mr. DeMedio would terminate his employment with the Company for good reason (as defined in the DeMedio Amendment), or (ii) if the Company would terminate his employment at any time without cause (as defined in the DeMedio Amendment), or (iii) if the Company would provide Mr. DeMedio with a notice of non-renewal of his employment agreement, then the Company would pay to him a lump sum equal to one times his base salary on or before the termination of his employment and all restricted stock awards would become vested as of the date of termination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected, include, for example:

●	general economic, market or business conditions;

●	the ability of the Company to raise funds in the future through sales of securities in order to sustain its operations if an unexpected or unusual event would occur;

●	the ability of the Company to compete with its competitors to obtain market share;

●	whether the Company’s current or future customers purchase, rent or utilize ePort devices or our other products in the future at levels currently anticipated by our Company, including appropriate diversification resulting from sources other than our JumpStart Program;

●	whether the Company’s customers continue to utilize the Company’s transaction processing and related services, as our customer agreements are generally cancelable by the customer on thirty to sixty days’ notice;

●	the ability of the Company to satisfy its trade obligations included in accounts payable and accrued expenses;

●	the incurrence by us of any unanticipated or unusual non-operating expenses which would require us to divert our cash resources from achieving our business plan, including the commercial production and introduction of our next generation G-9 and G-10 devices;

●	the ability of the Company to predict or estimate its future quarterly or annual revenues and expenses given the developing and unpredictable market for its products;

●	the ability of the Company to retain key customers from whom a significant portion of its revenues are derived;

●	the ability of a key customer to reduce or delay purchasing products from the Company;

●	the ability of the Company to obtain widespread commercial acceptance of its products and service offerings such as loyalty and prepaid programs;

●	whether any patents issued to the Company will provide the Company with any competitive advantages or adequate protection for its products, or would be challenged, invalidated or circumvented by others; and

●	whether our suppliers would increase their prices, reduce their output or change their terms of sale.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

Results for the quarter ended September 30, 2013 continued to demonstrate growth and improvements in the Company’s operations as compared to the quarter ended September 30, 2012. Highlights of year over year improvements include:

●	Total revenue up 21%;
●	Recurring license and transaction fee revenue up 23%; and
●	Total ePort Connect service base as of September 30, 2013 up 25% as compared to September 30, 2012.

Revenues for the quarter ended September 30, 2013 were $10,123,058, consisting of $8,507,044 of license and transactions fees and $1,616,014 of equipment sales, compared to $8,390,277 for the quarter ended September 30, 2012, consisting of $6,906,356 of license and transaction fees and $1,483,921 of equipment sales. The increase in total revenue of $1,732,781, or 21%, was primarily due to an increase in license and transaction fees of $1,600,688, or 23%, and an increase in equipment sales of $132,093 or 9%, from the same period in the prior fiscal year.

Revenue from license and transaction fees, which represented 84% of total revenue for the quarter ended September 30, 2013, is primarily attributable to monthly ePort Connect® service fees and transaction processing fees. Highlights for the quarter ended September 30, 2013 included:

●	We added 3,000 net connections to our service, consisting of 14,000 new connections to our ePort Connect service in the quarter, offset by 11,000 deactivations, compared to 10,000 net connections added in the same quarter of fiscal 2012;
●	As of September 30, 2013, the Company had approximately 217,000 connections to the ePort Connect service compared to approximately 174,000 connections to the ePort Connect service as of September 30, 2012, an increase of approximately 25%;
●	Increases in the number of small-ticket, credit/debit transactions and dollars handled for the quarter ended September 30, 2013 of 32% and 35%, respectively, compared to the same period a year ago; and
●	550 ePort Connect customers added in the current quarter, up 29% from the same period a year ago, for 5,600 customers at September 30, 2013.

The increase in license and transaction fees was due to the growth in ePort Connect service fees and transaction dollars that stems from the increased number of connections to our ePort Connect service. As of September 30, 2013, the Company had approximately 217,000 connections to the ePort Connect service as compared to approximately 174,000 connections to the ePort Connect service as of September 30, 2012. During the quarter ended September 30, 2013, the Company added approximately 3,000 net connections to our network compared to approximately 10,000 net connections added during the quarter ended September 30, 2012. Connections added as part of our JumpStart program represented approximately 40% and 75% of net connections added during the quarters ended September 30, 2013 and 2012, respectively.

Pursuant to its agreements with customers, in addition to ePort Connect service fees the Company earns transaction processing fees equal to a percentage of the dollar volume processed by the Company. During the quarter ended September 30, 2013, the Company processed approximately 38.6 million transactions totaling approximately $67.9 million compared to approximately 29.3 million transactions totaling approximately $50.4 million during the quarter ended September 30, 2012, an increase of approximately 32% in the number of transactions and approximately 35% in the value of transactions processed.

New customers added to our ePort® Connect service during the quarter ended September 30, 2013 totaled 550, bringing the total number of such customers to approximately 5,600 as of September 30, 2013. The Company added approximately 425 new customers in the quarter ended September 30, 2012. By comparison, the Company had approximately 3,725 customers as of September 30, 2012, representing a 50% increase during the past twelve months. We count a customer as a new customer upon the signing of their ePort Connect service agreement. When a reseller sells our ePort, we count a customer as a new customer upon the signing of the applicable services agreement with the customer.

The $132,093 increase in equipment sales was mainly a result of an increase of approximately $111,000 in sales of Energy Misers and an increase of approximately $38,000 in sales of ePort® products, offset by a decrease of approximately $17,000 in other product sales.

Cost of sales consisted of license and transaction fee related costs of $5,409,463 and $4,192,360 and equipment costs of $1,130,824 and $1,053,636, for the quarters ended September 30, 2013 and 2012, respectively. The increase in total cost of sales of $1,294,291, or 25%, was primarily due to an increase in cost of services of $1,217,103 that stemmed from the greater number of connections to the Company’s ePort Connect service and increases in transaction dollars processed by those connections, offset by improvements in pricing from major suppliers. The increase in total cost of sales was also attributable to an increase in cost of equipment sales of $77,188, or 7%.

Gross profit (“GP”) for the quarter ended September 30, 2013 was $3,582,771 compared to GP of $3,144,281 from the same quarter in the prior fiscal year, an increase of $438,490, or 14%, of which $383,585 represents increases attributable to license and transaction fees GP and $54,905 of greater equipment sales GP. Overall gross profit margins decreased from 37% to 35% due to a decrease in license and transaction fees margins to 36%, from 39% in the prior fiscal quarter, partially offset by an increase in equipment sales margins to 30% from 29% in the prior fiscal quarter. The decrease in license and transaction fees margins is largely attributable to the 11,000 deactivations by one of our customers during the quarter as well as the lag time between certain pricing incentives and cost benefits achieved with a supplier during the quarter that did not take effect until towards the end of the quarter.

Selling, general and administrative (“SG&A”) expenses of $3,295,344 for the quarter ended September 30, 2013, increased by $80,219, or 2%, from the same quarter in the prior fiscal year. Included in the $3,215,125 for the quarter ended September 30, 2012 was approximately $328,000 of expenses related to the fiscal 2012 proxy contest, related litigation and settlement.

Exclusive of the proxy contest, SG&A increased approximately $408,000, or 14%, in the quarter ended September 30, 2013 compared to the same quarter a year ago. The overall increase in SG&A is attributable to increases of approximately $174,000 in employee and director compensation and benefits expense; $87,000 in professional services expense; and smaller increases in other expenses totalling $147,000, net.

Other income and expense for the quarter ended September 30, 2013, primarily consisted of $219,097 of non-cash gain for the change in the fair value (“FV”) of the Company’s warrant liabilities. The primary factor affecting the change in fair value is the decrease in the Black-Scholes value (“BSV”) of the warrants from June 30, 2013 to September 30, 2013. For the quarter ended September 30, 2012, the Company had a non-cash gain of $463,133 for these warrant liabilities.

The quarter ended September 30, 2013 resulted in net income of $293,654 compared to net income of $39,140 for the quarter ended September 30, 2012, an improvement of $254,514 from the prior corresponding fiscal quarter. After preferred dividends of $332,226 for each fiscal quarter, net loss applicable to common shareholders was $38,572 and $293,086 for the quarters ended September 30, 2013 and 2012, respectively. For the quarter ended September 30, 2013, net loss per common share (basic and diluted) was $0.00, compared to the prior fiscal quarter net loss per common share (basic and diluted) of $(0.01).

Non-GAAP net income was $74,557, compared to a non-GAAP net loss of $95,993 for the quarters ended September 30, 2013 and 2012, respectively. Management believes that non-GAAP net income (loss) and non-GAAP net loss per common share are important measures of USAT’s business. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that these non-GAAP financial measures serve as useful metrics for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP (United States’ Generally Accepted Accounting Principles) financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance.

A reconciliation of GAAP net income to Non-GAAP net income (loss) for the quarters ended September 30, 2013 and 2012 is as follows:

	Three months ended
	September 30,
	2013	2012
Net income	$293,654	$39,140
Non-GAAP adjustments:
Operating expenses
Selling, general and administrative:
Proxy related costs	-	328,000
Fair value of warrant adjustment	(219,097)	(463,133)
Non-GAAP net income (loss)	$74,557	$(95,993)

Net income	$293,654	$39,140
Non-GAAP net income (loss)	$74,557	$(95,993)

Cumulative preferred dividends	(332,226)	(332,226)
Net loss applicable to common shares	$(38,572)	$(293,086)
Non-GAAP net loss applicable to common shares	$(257,669)	$(428,219)

Net loss per common share (basic and diluted)	$0.00	$(0.01)
Non-GAAP net loss per common share (basic and diluted)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	33,324,295	32,518,230

As used herein, non-GAAP net income/(loss) represents GAAP net income excluding costs relating to the proxy contest and any adjustment for fair value of warrant liabilities. As used herein, non-GAAP net loss per common share is calculated by dividing non-GAAP net loss applicable to common shares by the weighted average number of shares outstanding.

For the quarter ended September 30, 2013, the Company had Adjusted EBITDA of $1,453,334, compared to $730,707 for the quarter ended September 30, 2012. Reconciliation of GAAP net income to Adjusted EBITDA for the quarters ended September 30, 2013 and 2012 is as follows:

	Three months ended
	September 30,
	2013	2012
Net income	$293,654	$39,140

Less interest income	(13,526)	(20,166)

Plus interest expense	60,976	23,006

Plus income tax expense	6,911	6,921

Plus depreciation expense	1,218,071	834,006

Plus amortization expense	21,953	185,600

Plus gain for change in fair value of warrant liabilities	(219,097)	(463,133)

Plus (less) stock-based compensation	84,392	125,333

Adjusted EBITDA	$1,453,334	$730,707

As used herein, Adjusted EBITDA represents net income before interest income, interest expense, income taxes, depreciation, amortization, change in fair value of warrant liabilities and stock-based compensation expense. We have excluded the non-operating item, change in fair value of warrant liabilities, because it represents a non-cash charge that is not related to the Company’s operations. We have excluded the non-cash expense, stock-based compensation, as it does not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, and because it is less susceptible to variances in actual performance resulting from depreciation and amortization and non-cash charges for changes in fair value of warrant liabilities and stock-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended September 30, 2013, net cash provided by operating activities was $911,824 as result of a net income of $293,654, non-cash charges of $1,155,691 and net cash used in the change in operating assets and liabilities of $537,521. Of the $1,155,691 of non-cash charges, the most significant during the quarter were depreciation and amortization of assets and charges for the vesting and issuance of common stock for employee and director compensation, offset by the decrease in the fair value of warrant liabilities. The cash used in the $537,521 change in the Company’s operating assets and liabilities was primarily the result of decreases of accounts and finance receivables and inventory as well as a decrease in accounts payable, offset by an increase in prepaid expenses and other assets and accrued expenses.

During the quarter ended September 30, 2013, the Company used $2,089,601 for investing activities of which $2,074,975 related to the purchase of equipment for the JumpStart Program, including approximately $680,000 for JumpStart equipment on hand at September 30, 2013.

The Company obtained net cash of $1,008,677 through financing activities, $1,000,000 of which are net proceeds from the Line of Credit and cash proceeds of $99,600 from warrant exercises, offset by $76,977 related to repayment of debt and $13,946 related to the cancellation of common stock by our executive officers to satisfy income tax liability due in connection with common stock awards.

We experienced losses from inception through June 30, 2012, with net income for the year ended June 30, 2013 and net income continuing through the quarter ended September 30, 2013. Our accumulated deficit through September 30, 2013 is composed of cumulative losses amounting to approximately $198,010,000, preferred dividends converted to common stock of approximately $2,690,000, and charges incurred for the open-market purchases of preferred stock of approximately $150,000.

As a result of the continued growth in connections to our ePort Connect service that has resulted in the strong growth in recurring revenue from license and transaction fees and the substantial improvement in GP dollars, the operating activities of the business are now providing cash to fund operations of the Company.

Adjusted EBITDA for the quarter ended September 30, 2013 was $1,453,334 compared to Adjusted EBITDA of $730,707 for the same fiscal quarter a year ago. The Company reports Adjusted EBITDA to reflect the liquidity of operations and a measure of operational cash flow. Adjusted EBITDA excludes significant non-cash charges such as depreciation, amortization of intangibles, fair value warrant liability changes and stock-based compensation from net income. We believe that, provided there are no material unusual or unanticipated non-operational expenses, achieving positive Adjusted EBITDA is sustainable, and will continue to increase, as our connection base increases.

For the quarter ended September 30, 2013, cash provided by operating activities was $911,824. The Company believes it will continue to generate positive cash flow from operations during the remainder of the 2014 fiscal year, and into the 2015 fiscal year, as the Company adds connections to its existing base of connections, provided there are no material unanticipated or unusual non-operational events. The largest use of cash is for ePorts purchased for use in the Company’s JumpStart Program. For the quarter ended September 30, 2013, the Company used cash of $2,074,975 in its JumpStart Program.

The Company anticipates using the JumpStart Program for approximately 55% to 60% of its anticipated net connections in fiscal 2014 as a result of the potential growth in connections from the kiosk market, where many customers only require our Quick Connect™ Web service. The Company has efforts under way in sales, marketing, development and partnering efforts that are focused on securing connections from sources away from JumpStart, such as QuickConnect Web service, ePort Mobile and direct sales of its ePort hardware device.

The Company has three sources of cash available to fund and grow the business: (1) cash on hand of approximately $5.8 million at September 30, 2013; (2) the anticipated cash generated from operations; and (3) $1 million available on the line of credit with Avidbank, provided we continue to satisfy the various affirmative and negative covenants set forth in the loan agreement. Although the line of credit matures on June 21, 2014, we anticipate that we will be able to extend the maturity date of line of credit or be able to procure a new line of credit to replace the existing line of credit.

In addition to the above, as of September 30, 2013, the Company had outstanding 2,030,612 common stock warrants at an exercise price of $1.13 per share expiring on December 31, 2013. So long as the Company’s current stock price remains above the exercise price of $1.13, we anticipate that a substantial portion of these warrants will be exercised, potentially providing us with up to $2,294,592 of proceeds by December 31, 2013.

Therefore, the Company believes its existing cash and cash equivalents and available cash resources as of September 30, 2013 would provide sufficient funds through at least July 1, 2014 in order to meet its cash requirements, including payment of its accrued expenses and payables, any cash resources to be utilized for the JumpStart Program, other anticipated capital expenditures, and the repayment of long-term debt.

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2013. Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes during the quarter ended September 30, 2013 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information.

Item 3. Defaults Upon Senior Securities

There were no defaults on any senior securities. However, on August 1, 2013 an additional $332,226 of dividends were accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of September 30, 2013 are $11,928,550. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

Item 5. Other Information

On November 7, 2013, at the recommendation of the Compensation Committee of the Board of Directors of the Company, the Board of Directors approved the Fiscal Year 2014 Long-Term Stock Incentive Plan (the “2014 LTI Stock Plan”) and the Fiscal Year 2014 Short-Term Incentive Plan (the “2014 STI Plan”) covering Stephen P. Herbert, Chairman and Chief Executive Officer, and David M. DeMedio, Chief Financial Officer. Upon the recommendation of the Compensation Committee, the Board also approved an amendment to Mr. DeMedio’s employment agreement as well as a stock bonus for Mr. DeMedio.

2014 LTI Stock Plan

The 2014 LTI Stock Plan provides that each executive officer would be awarded shares of common stock in the event that certain metrics relating to the Company’s 2014 fiscal year would result in specified ranges of year-over-year percentage growth. The metrics are total number of connections as of June 30, 2014 as compared to total number of connections as of June 30, 2013 (50% weighting), total license and transaction fee revenues earned during the 2014 fiscal year as compared to those earned during the 2013 fiscal year (25% weighting), and adjusted EBITDA earned during the 2014 fiscal year as compared to adjusted EBITDA earned during the 2013 fiscal year (25% weighting). Adjusted EBITDA represents GAAP net income before interest income, interest expense, income taxes, depreciation, amortization, change in fair value of warrant liabilities and stock-based compensation expense.

If none of the minimum threshold year-over-year percentage target goals are achieved, the executive officers would not be awarded any shares. If all of the year-over-year percentage target goals are achieved, the executive officers would be awarded shares having the following value: Stephen P. Herbert – $341,277 (100% of base salary); and David M. DeMedio – $175,698 (75% of base salary). If all of the maximum distinguished year-over-year percentage target goals are achieved, the executive officers would be awarded shares having the following value: Mr. Herbert – $682,554 (200% of base salary); and Mr. DeMedio – $351,396 (150% of base salary). Assuming the minimum threshold year-over-year percentage target goal would be achieved for a particular metric, the number of shares to be awarded for that metric would be determined on a pro rata basis, provided that the award would not exceed the maximum distinguished award for that metric. The shares awarded under the 2014 LTI Stock Plan would vest over a three year period following issuance as follows: one-third on the first anniversary; one-third on the second anniversary; and one-third on the third anniversary.

2014 STI Plan

The 2014 STI Plan provides that each executive officer would earn a cash bonus in the event that the Company achieved during the 2014 fiscal year certain annual financial goals (80% weighting) and certain annual specific performance goals relating to the executive officer which are to be established by the Compensation Committee (20% weighting). The annual financial goals are total revenues (30% weighting), cash generated from operations (30% weighting), and non-GAAP net income (40% weighting). Non-GAAP net income represents GAAP net income excluding any adjustment for fair value of warrant liabilities.

If none of the minimum threshold target goals are achieved, the executive officers would not earn a cash bonus. If all of the target goals are achieved, the executive officers would earn a cash bonus as follows: Mr. Herbert – $51,184 (15% of base salary); and Mr. DeMedio – $29,283 (12.5% of base salary). If all of the maximum distinguished target goals are achieved, the executive officers would earn a cash bonus as follows: Mr. Herbert – $102,368 (30% of base salary); and Mr. DeMedio – $58,566 (25% of base salary). Assuming the minimum threshold target goal would be achieved for a particular metric, the amount of the cash bonus to be earned would be determined on a pro rata basis, provided that the bonus would not exceed the maximum distinguished award for that metric.

DeMedio Stock Bonus

Mr. DeMedio was awarded 21,000 vested shares of common stock of the Company as a bonus in recognition of his performance during the 2013 fiscal year.

Amendment to DeMedio Employment Agreement

The amendment to Mr. DeMedio’s employment agreement (the “DeMedio Amendment”) provides that (i) if following a change in control of the Company (as defined in the DeMedio Amendment) Mr. DeMedio would terminate his employment with the Company for good reason (as defined in the DeMedio Amendment), or (ii) if the Company would terminate his employment at any time without cause (as defined in the DeMedio Amendment), or (iii) if the Company would provide Mr. DeMedio with a notice of non-renewal of his employment agreement, then the Company would pay to him a lump sum equal to one times his base salary on or before the termination of his employment and all restricted stock awards would become vested as of the date of termination.

The term “good reason” as defined in the DeMedio Amendment, includes any of the following which have occurred within 12 months following a change in control of the Company: (A) a material breach of the terms of the agreement by the Company; (B) the assignment by the Company to Mr. DeMedio of duties in any way materially inconsistent with his authorities, duties, or responsibilities and status as Chief Financial Officer, or a material reduction or alteration in the nature or status of his authority, duties, or responsibilities as Chief Financial Officer; (C) the Company reduces Mr. DeMedio’s annual base salary; or (D) a reduction by the Company in the kind or level of employee benefits to which Mr. DeMedio is entitled immediately prior to such reduction with the result that his overall benefit package is significantly reduced unless such failure to continue a plan, policy, practice or arrangement pertains to all plan participants generally.

The DeMedio Amendment also provides that as a condition of the consummation of a change in control of the Company (as defined in the DeMedio Amendment), the successor to the Company’s business or assets would agree to assume and perform Mr. DeMedio’s employment agreement. If any such successor would not do so, Mr. DeMedio’s employment would terminate on the date of consummation of the change in control, and the Company would pay to Mr. DeMedio a lump sum equal to one times his base salary and all restricted stock awards would become vested.

The foregoing summary of the DeMedio Amendment does not purport to be complete and is qualified in its entirety by reference to the DeMedio Amendment, which is filed hereto as Exhibit 10.1 and is incorporated herein by reference.

Item 6. Exhibits

Exhibit
Number	Description

10.1	Seventh Amendment to Employment and Non-Competition Agreement dated as of November 7, 2013 between the Company and David M. DeMedio.

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date: November 13, 2013	/s/ Stephen P. Herbert
Stephen P. Herbert,
Chief Executive Officer

Date: November 13, 2013	/s/ David M. DeMedio
David M. DeMedio
Chief Financial Officer

