Form 10-Q
period 2013-12-31
USA TECHNOLOGIES INC
filed 2014-02-12
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 3, 2014, there were 35,548,662 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.
Consolidated Balance Sheets

	December 31,	June 30,
	2013	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,654,999	$5,981,000
Accounts receivable, less allowance for uncollectible accounts of $81,000 and $18,000, respectively	2,042,401	2,620,684
Finance receivables	112,902	116,444
Inventory	1,712,812	1,823,615
Prepaid expenses and other current assets	402,705	184,336
Total current assets	10,925,819	10,726,079

Finance receivables, less current portion	346,811	408,674
Property and equipment, net	19,311,498	17,240,065
Intangibles, net	432,100	454,053
Goodwill	7,663,208	7,663,208
Other assets	80,489	84,117
Total assets	$38,759,925	$36,576,196

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,985,380	$7,301,247
Accrued expenses	1,087,263	1,468,184
Line of credit	4,000,000	3,000,000
Current obligations under long-term debt	252,614	247,152
Total current liabilities	11,325,257	12,016,583

Long-term liabilities:
Long-term debt, less current portion	63,501	122,754
Accrued expenses, less current portion	262,190	366,785
Deferred tax liabilities	54,068	40,245
Warrant liabilities	469,437	650,638
Total long-term liabilities	849,196	1,180,422
Total liabilities	12,174,453	13,197,005

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000 Series A convertible preferred- Authorized shares- 900,000 Issued and outstanding shares- 442,968 (liquidation preference of $16,358,230 and $16,026,004, respectively)	3,138,056	3,138,056
Common stock, no par value: Authorized shares- 640,000,000 Issued and outstanding shares- 35,478,596 and 33,284,232, respectively	223,886,809	221,383,373
Accumulated deficit	(200,439,393)	(201,142,238)

Total shareholders’ equity	26,585,472	23,379,191

Total liabilities and shareholders’ equity	$38,759,925	$36,576,196

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012

Revenues:
License and transaction fees	$8,671,085	$7,403,241	$17,178,129	$14,309,598
Equipment sales	1,899,429	1,481,080	3,515,443	2,965,001
Total revenues	10,570,514	8,884,321	20,693,572	17,274,599

Cost of services	5,495,385	4,363,212	10,904,848	8,555,572
Cost of equipment	1,244,996	920,928	2,375,820	1,974,564
Gross profit	3,830,133	3,600,181	7,412,904	6,744,463

Operating expenses:
Selling, general and administrative	3,193,568	2,699,675	6,488,912	5,914,800
Depreciation and amortization	126,875	332,856	285,384	676,245
Total operating expenses	3,320,443	3,032,531	6,774,296	6,591,045
Operating income	509,690	567,650	638,608	153,418

Other income (expense):
Interest income	4,714	21,661	18,240	41,827
Interest expense	(60,405)	(25,016)	(121,381)	(48,023)
Change in fair value of warrant liabilities	(37,896)	(403,635)	181,201	59,498
Total other income (expense), net	(93,587)	(406,990)	78,060	53,302

Income before provision for income taxes	416,103	160,660	716,668	206,720
Provision for income taxes	(6,912)	(6,902)	(13,823)	(13,823)
Net Income	409,191	153,758	702,845	192,897
Cumulative preferred dividends	-	-	(332,226)	(332,226)
Net income (loss) applicable to common shares	$409,191	$153,758	$370,619	$(139,329)
Net earnings (loss) per common share - basic	$0.01	$-	$0.01	$-

Weighted average number of common shares outstanding	34,136,884	32,734,394	33,730,590	32,626,312
Net earnings (loss) per common share - diluted	$0.01	$-	$0.01	$-
Diluted weighted average number of common shares outstanding	34,222,731	33,468,336	33,816,437	32,626,312

See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balance, June 30, 2013	442,968	$3,138,056	33,284,232	$221,383,373	$(201,142,238)	$23,379,191

Exercise of 2,090,226 warrants at $1.13 resulting in issuance of common stock	-	-	2,090,226	2,361,955	-	2,361,955
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2010 Stock Incentive Plan	-	-	-	1,504	-	1,504
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2011 Stock Incentive Plan	-	-	51,667	13,740	-	13,740
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2012 Stock Incentive Plan	-	-	81,029	173,612	-	173,612
Retirement of common stock	-	-	(28,558)	(47,375)	-	(47,375)
Net income	-	-	-	-	702,845	702,845

Balance, December 31, 2013	442,968	$3,138,056	35,478,596	$223,886,809	$(200,439,393)	$26,585,472

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012
OPERATING ACTIVITIES:
Net income	$409,191	$153,758	$702,845	$192,897
Adjustments to reconcile net income to net cash provided by operating activities:
Charges incurred in connection with the vesting and issuance of common stock for employee and director compensation	104,464	94,891	188,856	220,224
(Gain) loss on disposal of property and equipment	(5,451)	(3,600)	9,484	(3,600)
Non-cash interest and amortization of debt discount	-	-	2,095	-
Bad debt expense, net	51,619	15,187	78,050	9,058
Depreciation	1,278,518	904,580	2,496,589	1,738,586
Amortization	-	185,600	21,953	371,200
Change in fair value of warrant liabilities	37,896	403,635	(181,201)	(59,498)
Provision for deferred tax liability	6,912	6,902	13,823	13,823
Changes in operating assets and liabilities:
Accounts receivable	344,611	1,195,158	1,049,726	1,276,479
Finance receivables	104,076	(6,129)	65,405	24,702
Inventory	45,903	(1,249,295)	123,920	82,095
Prepaid expenses and other current assets	(63,026)	(87,740)	(114,986)	(8,111)
Accounts payable	(68,081)	426,592	(1,315,867)	311,140
Accrued expenses	(503,280)	(117,364)	(485,516)	(1,568,810)

Net cash provided by operating activities	1,743,352	1,922,175	2,655,176	2,600,185

INVESTING ACTIVITIES:
Purchase of property and equipment	(10,601)	(48,753)	(25,227)	(50,278)
Purchase of property for rental program	(2,493,247)	(2,466,780)	(4,568,222)	(4,542,170)
Proceeds from the sale of property and equipment	24,862	-	24,862	-

Net cash used in investing activities	(2,478,986)	(2,515,533)	(4,568,587)	(4,592,448)

FINANCING ACTIVITIES:
Net proceeds from the exercise of common stock warrants and the retirement of common stock	1,679,433	(87,315)	1,765,087	(87,315)
Proceeds from (repayments of) line of credit	-	(337,779)	1,000,000	1,000,000
Repayment of long-term debt	(100,700)	(138,905)	(177,677)	(300,721)

Net cash provided by (used in) financing activities	1,578,733	(563,999)	2,587,410	611,964

Net increase (decrease) in cash and cash equivalents	843,099	(1,157,357)	673,999	(1,380,299)
Cash and cash equivalents at beginning of period	5,811,900	6,203,703	5,981,000	6,426,645
Cash and cash equivalents at end of period	$6,654,999	$5,046,346	$6,654,999	$5,046,346

Supplemental disclosures of cash flow information:
Cash paid for interest	$60,069	$25,519	$129,804	$51,669
Depreciation expense allocated to cost of sales	$1,151,643	$757,323	$2,233,158	$1,433,541
Reclass of rental program property to inventory, net	$(7,544)	$4,068	$13,117	$9,627
Prepaid items financed with debt	$-	$-	$101,850	$128,062
Equipment and software acquired under capital lease	$-	$-	$22,036	$-
Disposal of property and equipment	$44,512	$-	$218,716	$-

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

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three and six-month periods ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014. The balance sheet at June 30, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

Strategies to drive growth have resulted in net income of $409,191 and $702,845 for the three and six-month periods ended December 31, 2013, respectively. The Company had net income of $854,123 for the year ended June 30, 2013. Net income includes adjustments for changes to the fair value of our warrant liabilities, which are subject to secondary market conditions, and are not reasonably predictable. The Company’s ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and the available capital resources. Until the Company’s products and services can generate sufficient annual revenues, the Company will be required to use its cash and cash equivalents on hand, and its line of credit (see Note 4), and may raise capital to meet its cash flow requirements including the issuance of Common Stock and the exercise of outstanding Common Stock warrants.

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

At December 31, 2013 and June 30, 2013, approximately $220,000 and $0, respectively, of the cash and cash equivalents of the Company was payable to our customers. Included in accounts receivable are amounts for transactions processed with our card processers for which cash has not been received by the Company and included in accounts payable are amounts for transactions processed with our card processers and due to our customers, which are recorded net of fees due to the Company. Generally, contractual terms require us to remit amounts owed to our customers on a weekly basis.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1. ACCOUNTING POLICIES (CONTINUED)

Income Taxes

A provision for income taxes of $6,912 and $13,823 (all deferred income taxes) was recorded for the three and six-months ended December 31, 2013, respectively. A provision for income taxes of $6,902 and $13,823 (all deferred income taxes) was recorded for the three and six-months ended December 31, 2012, respectively. The provision for income taxes is not a function of nor related to the income before provision for income taxes for the periods because the Company has significant operating loss carryforwards that are available to negate any taxable income that would create current liabilities for income taxes. The provision for income taxes relates to the amortization of indefinite life intangible assets and goodwill that are being amortized for income tax purposes but not for financial reporting purposes giving rise to basis differences in such assets between financial and income tax reporting.

The Company has substantial operating loss carryforwards and other items that create net deferred tax assets that have been offset by a valuation allowance as the Company has determined that as of December 31, 2013, the realization of the deferred tax assets is not likely, principally due to a lack of earnings history. The Company will continue to monitor its earnings to determine whether a full valuation allowance on the deferred tax asset is appropriate. The deferred tax liabilities related to the amortization of the indefinite life assets are not subject to offset against deferred tax assets with finite lives. As of December 31, 2013 and June 30, 2013, deferred tax liabilities of $54,068 and $40,245, respectively, were recorded for the potential future state and federal income tax effects for these basis differences.

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

2. FINANCE RECEIVABLES

Finance Receivables consist of the following:

	December 31,	June 30,
	2013	2013
	(unaudited)
Total finance receivables	$459,713	$525,118
Less current portion	112,902	116,444
Non-current portion of finance receivables	$346,811	$408,674

As of December 31, 2013 and June 30, 2013, there was no allowance for credit losses of finance receivables. As the Company collects monthly payments of the receivables from the customers’ transaction funds, the risk of loss was determined to be remote.

Credit Quality Indicators
As of December 31, 2013
(unaudited)

Credit risk profile based on payment activity:
Leases

Performing	$459,713
Nonperforming	-
Total	$459,713

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. FINANCE RECEIVABLES (CONTINUED)

Age Analysis of Past Due Finance Receivables
As of December 31, 2013
(unaudited)

	31 – 60	61 – 90	Greater than			Total
	Days Past Due	Days Past Due	90 Days Past Due	Total Past Due	Current	Finance Receivables

Leases	$963	$943	$-	$1,906	$457,807	$459,713
Total	$963	$943	$-	$1,906	$457,807	$459,713

3. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	June 30,
	2013	2013
	(unaudited)
Accrued compensation and related sales commissions	$215,707	$583,710
Accrued professional fees	176,968	165,444
Accrued taxes and filing fees	200,237	253,527
Advanced customer billings	322,724	346,868
Accrued rent	192,489	226,582
Accrued other	241,328	258,838
	$1,349,453	$1,834,969

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

The balance due on the Line of Credit was $4,000,000 and $3,000,000 at December 31, 2013 and June 30, 2013, respectively. At December 31, 2013, $1,000,000 was available.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

5. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	June 30,
	2013	2013
	(unaudited)
Capital lease obligations	$254,110	$345,925
Loan agreement	62,005	23,981
	316,115	369,906
Less current portion	252,614	247,152
	$63,501	$122,754

During July 2013, the Company entered into a capital lease for office equipment totaling $22,036 due in 24 monthly installments of $1,033 through July 2015.

During August 2013, the Company financed a portion of the premiums for various insurance policies totaling $101,850, due in nine monthly payments through April 2014 at an interest rate of 5.27%.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the fair value hierarchy described in Note 1, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of December 31, 2013 and June 30, 2013:

December 31, 2013 (unaudited)	Level 1	Level 2	Level 3	Total

Cash equivalents	$2,684	$-	$-	$2,684
Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$469,437	$469,437

June 30, 2013	Level 1	Level 2	Level 3	Total

Cash equivalents	$192,620	$-	$-	$192,620
Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$650,638	$650,638

As of December 31, 2013 and June 30, 2013, the fair values of the Company’s Level 1 financial instruments were $2,684 and $192,620, respectively. These financial instruments consist of cash equivalents, including money market accounts. As of December 31, 2013 and June 30, 2013, the Company held no Level 2 financial instruments.

As of December 31, 2013 and June 30, 2013, the fair values of the Company’s Level 3 financial instruments totaled $469,437 and $650,638, respectively. The Level 3 financial instrument consists of common stock warrants issued by the Company in March 2011, which include features requiring liability treatment of the warrants. The fair value of warrants issued in March 2011 to purchase 3.9 million shares of the Company’s common stock is based on valuations performed by an independent third party valuation firm. The fair value was determined using proprietary valuation models using the quality of the underlying securities of the warrants, restrictions on the warrants and security underlying the warrants, time restrictions and precedent sale transactions completed in the secondary market or in other private transactions.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

6. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the six-months ended December 31, 2013 and 2012:

	Six months ended
	December 31,
	2013	2012
	(unaudited)	(unaudited)
Beginning balance	$(650,638)	$(918,566)
Gain due to change in fair value of warrant liabilities, net	181,201	59,498
Ending balance	$(469,437)	$(859,068)

7. COMMON STOCK AND COMMON STOCK WARRANTS

Under the 2010 Stock Incentive Plan, the Company recorded stock compensation expense of $752 and $1,504 during the three and six-months ended December 31, 2013, respectively, related to shares granted to Directors of the Company in July 2012; no shares of Common stock were issued under this plan during the three and six-months ended December 31, 2013.

Under the 2011 Stock Incentive Plan, the Company recorded stock compensation expense of $1,812 and $13,740 and issued 0 and 51,667 shares of Common stock during the three and six-months ended December 31, 2013, respectively, related to shares granted to employees and Directors of the Company in September 2011 and July 2012.

Under the 2012 Stock Incentive Plan, the Company recorded stock compensation expense of $101,900 and $173,612 and issued 70,013 and 81,029 shares of Common stock during the three and six-months ended December 31, 2013, respectively. Of these amounts $57,499 and $114,999 related to vesting of shares for Directors in lieu of cash payment for services on the Board of Directors and 35,713 shares of Common Stock were issued for the three and six-months ended December 31, 2013, respectively. For the three and six-months ended December 31, 2013 the Company recorded stock compensation expense and an expense reduction of $0 and $5,527, respectively, related to non-executive employee incentives as certain performance targets were not achieved, and issued 13,300 shares of Common Stock the three and six-months ended December 31, 2013.

On November 7, 2013, at the recommendation of the Compensation Committee of the Board of Directors of the Company, the Board of Directors approved a stock bonus to the Company’s Chief Financial Officer (“CFO”). The CFO was awarded 21,000 vested shares of common stock of the Company as a bonus in recognition of his performance during the 2013 fiscal year. For the three and six-months ended December 31, 2013, $38,220 was recorded as expense on account of the stock bonus under the 2012 Stock Incentive Plan.

On November 7, 2013, at the recommendation of the Compensation Committee of the Board of Directors of the Company, the Board of Directors approved the Fiscal Year 2014 Long-Term Stock Incentive Plan (the “2014 LTI Stock Plan”). The 2014 LTI Stock Plan provides that each executive officer would be awarded shares of common stock in the event that certain metrics relating to the Company’s 2014 fiscal year would result in specified ranges of year-over-year percentage growth.

If none of the minimum threshold year-over-year percentage target goals are achieved, the executive officers would not be awarded any shares. If all of the year-over-year percentage target goals are achieved, the executive officers would be awarded shares having the following value: Chief Executive Officer (“CEO”) – $341,277 (100% of base salary); and CFO – $175,698 (75% of base salary). If all of the maximum distinguished year-over-year percentage target goals are achieved, the executive officers would be awarded shares having the following value: CEO – $682,554 (200% of base salary); and CFO – $351,396 (150% of base salary). Assuming the minimum threshold year-over-year percentage target goal would be achieved for a particular metric, the number of shares to be awarded for that metric would be determined on a pro rata basis, provided that the award would not exceed the maximum distinguished award for that metric. The shares awarded under the 2014 LTI Stock Plan would vest over a three year period following issuance as follows: one-third on the first anniversary; one-third on the second anniversary; and one-third on the third anniversary. The Company recorded stock compensation expense of $6,181 and $25,920 for the three and six-months ended December 31, 2013 on account of the 2014 LTI Stock Plan under the 2012 Stock Incentive Plan.

During the three and six-month periods ended December 31, 2013, executive officers exercised their rights to cancel shares of common stock awarded to them under prior employment agreements and the Special Equity Plan granted to an executive officer in September 2012 for the payment of payroll taxes, including 21,179 and 28,558 shares of the Company’s Common Stock to satisfy $33,429 and $47,375 of related payroll obligations, respectively.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

7. COMMON STOCK AND COMMON STOCK WARRANTS (CONTINUED)

During the three and six-months ended December 31, 2012, the Company recorded stock compensation expense of $94,893 and $220,224, and issued 30,987 and 262,650 shares of Common Stock, respectively. $19,583 and $35,625 for grants to the executive officers in April and September 2011, respectively; $32,964 of expenses related to vesting of shares granted to employees in April 2012; $5,551, $4,396 and $23,561 of expenses related to vesting of shares granted to Directors of the Company in June 2011, March 2012 and July 2012, respectively; and $85,000 for shares issued to Company Directors in lieu of cash payment.

As of December 31, 2012, the Company recorded a liability of $87,837, and expense for the three and six-months then ended of $43,969 and $87,837, respectively, for the 2013 Performance Plan.

Warrants were exercised during the three and six-months ended December 31, 2013, resulting in the issuance of 1,972,085 and 2,090,226 shares of Common Stock, respectively, at $1.13 per share. The Company received cash proceeds of $1,712,863 and $1,812,462 during the three and six-months ended December 31, 2013, and $549,493 was included in accounts receivable at December 31, 2013 and was collected on January 7, 2014. On December 31, 2013, warrants to purchase 58,527 shares of Common stock, exercisable at $1.13 per share, expired unexercised.

On September 14, 2013 warrants to purchase 903,955 shares of Common Stock, exercisable at $5.90 per share, expired unexercised.

8. COMMITMENTS AND CONTINGENCIES

2014 STI PLAN

On November 7, 2013, at the recommendation of the Compensation Committee of the Board of Directors of the Company, the Board of Directors approved the Fiscal Year 2014 Short-Term Incentive Plan (the “2014 STI Plan”) covering its two executive officers – CEO and CFO. Upon the recommendation of the Compensation Committee, the Board also approved a stock bonus.

The 2014 STI Plan provides that each executive officer would earn a cash bonus in the event that the Company achieved during the 2014 fiscal year certain annual financial goals and certain annual specific performance goals relating to the executive officer which are to be established by the Compensation Committee.

If none of the minimum threshold target goals are achieved, the executive officers would not earn a cash bonus. If all of the target goals are achieved, the executive officers would earn a cash bonus as follows: CEO – $51,184 (15% of base salary); and CFO – $29,283 (12.5% of base salary). If all of the maximum distinguished target goals are achieved, the executive officers would earn a cash bonus as follows: CEO – $102,368 (30% of base salary); and CFO – $58,566 (25% of base salary). Assuming the minimum threshold target goal would be achieved for a particular metric, the amount of the cash bonus to be earned would be determined on a pro rata basis, provided that the bonus would not exceed the maximum distinguished award for that metric.

EMPLOYMENT AGREEMENTS

On November 7, 2013, the Company and its CFO, Mr. DeMedio, entered into an additional amendment to the employment agreement. The amendment to Mr. DeMedio’s employment agreement (the “DeMedio Amendment”) provides that (i) if following a change in control of the Company (as defined in the DeMedio Amendment) Mr. DeMedio would terminate his employment with the Company for good reason (as defined in the DeMedio Amendment), or (ii) if the Company would terminate his employment at any time without cause (as defined in the DeMedio Amendment), or (iii) if the Company would provide Mr. DeMedio with a notice of non-renewal of his employment agreement, then the Company would pay to him a lump sum equal to one times his base salary on or before the termination of his employment and all restricted stock awards would become vested as of the date of termination.

9. SUBSEQUENT EVENTS

In January 2014, the Company entered into a capital lease for office equipment totaling $162,718 due in sixty monthly installments of $3,189 through January 2019.

In February 2014, the Company entered into a capital lease for network equipment totaling $182,217 due in 48 monthly installments of $4,690 through January 2018.

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

●	the ability of the Company to satisfy its trade obligations included in accounts payable and accrued expenses;

●	the incurrence by us of any unanticipated or unusual non-operating expenses which would require us to divert our cash resources from achieving our business plan;

●	the ability of the Company to predict or estimate its future quarterly or annual revenues and expenses given the developing and unpredictable market for its products;

●	the ability of the Company to retain key customers from whom a significant portion of its revenues are derived;

●	the ability of a key customer to reduce or delay purchasing products from the Company;

●	the ability of the Company to obtain widespread commercial acceptance of its products and service offerings such as mobile payment and loyalty and prepaid programs;

●
whether any patents issued to the Company will provide the Company with any competitive advantages or adequate protection for its products, or would be challenged, invalidated or circumvented by others;

●	whether our suppliers would increase their prices, reduce their output or change their terms of sale; and

●	the ability of USAT to operate without infringing the proprietary rights of others.

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

RESULTS OF OPERATIONS

Three months ended December 31, 2013 compared to the three months ended December 31, 2012

Results for the quarter ended December 31, 2013 continued to demonstrate growth and improvements in the Company’s operations as compared to the quarter ended December 31, 2012. Highlights of year over year improvements include:

●	Net income up 166% to $409,000 and earnings per share of $0.01;
●	Total revenue up 19% to $10.6 million;
●	Recurring license and transaction fee revenue up 17% to $8.7 million; and
●	Total connections to its ePort Connect service as of December 31, 2013 up 20% as compared to December 31, 2012.

Revenues for the quarter ended December 31, 2013 were $10,570,514, consisting of $8,671,085 of license and transaction fees and $1,899,429 of equipment sales, compared to $8,884,321 for the quarter ended December 31, 2012, consisting of $7,403,241 of license and transaction fees and $1,481,080 of equipment sales. The increase in total revenue of $1,686,193, or 19%, was primarily due to an increase in license and transaction fees of $1,267,844, or 17%, and an increase in equipment sales of $418,349 or 28%, from the same period in the prior fiscal year.

Revenue from license and transaction fees, which represented 82% of total revenue for the quarter ended December 31, 2013, is primarily attributable to monthly ePort Connect® service fees and transaction processing fees. Highlights for the quarter ended December 31, 2013 included:

●
Adding 7,000 net connections to our service, consisting of 17,000 new connections to our ePort Connect service in the quarter, offset by 10,000 deactivations, compared to 12,000 net connections added in the same quarter of fiscal 2013;

●
As of December 31, 2013, the Company had approximately 224,000 connections to the ePort Connect service compared to approximately 186,000 connections to the ePort Connect service as of December 31, 2012, an increase of 20%;

●	Increases in the number of small-ticket, credit/debit transactions and dollars handled for the quarter ended December 31, 2013 of 30% and 35%, respectively, compared to the same period a year ago; and
●	ePort Connect customer base grew 48% from December 31, 2012.

The increase in license and transaction fees was due to the growth in ePort Connect service fees and transaction dollars that stems from the increased number of connections to our ePort Connect service. As of December 31, 2013, the Company had approximately 224,000 connections to the ePort Connect service as compared to approximately 186,000 connections to the ePort Connect service as of December 31, 2012. During the quarter ended December 31, 2013, the Company added approximately 7,000 net connections to our network compared to approximately 12,000 net connections added during the quarter ended December 31, 2012.

Pursuant to its agreements with customers, in addition to ePort Connect service fees the Company earns transaction processing fees equal to a percentage of the dollar volume processed by the Company. During the quarter ended December 31, 2013, the Company processed approximately 40.2 million transactions totaling approximately $69.1 million compared to approximately 30.9 million transactions totaling approximately $51.3 million during the quarter ended December 31, 2012, an increase of approximately 30% in the number of transactions and approximately 35% in the value of transactions processed.

New customers added to our ePort® Connect service during the quarter ended December 31, 2013 totaled 475, bringing the total number of such customers to approximately 6,075 as of December 31, 2013. The Company added approximately 375 new customers in the quarter ended December 31, 2012. By comparison, the Company had approximately 4,100 customers as of December 31, 2012, representing a 48% increase during the past twelve months. The Company views the total installed base of machines managed by its customers, that have yet to transition to cashless payment, as a key strategic opportunity.We count a customer as a new customer upon the signing of their ePort Connect service agreement. When a reseller sells our ePort, we count a customer as a new customer upon the signing of the applicable services agreement with the customer.

The $418,349 increase in equipment sales was mainly a result of approximately $300,000 of revenue recorded under our ISIS Marketing Agreement during the quarter compared to $0 recorded in the same quarter a year ago, an increase of approximately $252,000 in sales of ePort® products, offset by a decrease of approximately $117,000 in sales of Energy Misers and by a decrease of approximately $17,000 in other product sales.

Cost of sales consisted of license and transaction fee related costs of $5,495,385 and $4,363,212 and equipment costs of $1,244,996 and $920,928 for the quarters ended December 31, 2013 and 2012, respectively. The increase in total cost of sales of $1,456,241, or 28%, was primarily due to an increase in cost of services of $1,132,173 that stemmed from the greater number of connections to the Company’s ePort Connect service and increases in transaction dollars processed by those connections. The increase in total cost of sales was also attributable to an increase in cost of equipment sales of $324,068, or 35%, which was primarily due to work performed under the ISIS Marketing Agreement and an increase in sales of ePort® products, as a result of increased sales incentives offered during the quarter ended December 31, 2013 compared to December 31, 2012.

Gross profit (“GP”) for the quarter ended December 31, 2013 was $3,830,133 compared to GP of $3,600,181 from the same quarter in the prior fiscal year, an increase of $229,952, or 6%, of which $135,671 represents increases attributable to license and transaction fees GP and $94,281 of greater equipment sales GP. Overall gross profit margins decreased from 41% to 36% due to a decrease in license and transaction fee margins to 37%, from 41% in the prior fiscal quarter and by a decrease in equipment sales margins to 34% from 38% in the prior fiscal quarter. The decrease in license and transaction fees margins is largely attributable to the 10,000 deactivations by our customers during the quarter, as well as certain sales incentives.

Selling, general and administrative (“SG&A”) expenses of $3,193,568 for the quarter ended December 31, 2013, increased by $493,893, or 18%, from the same quarter in the prior fiscal year. The overall increase in SG&A is attributable to increases of approximately $243,000 in employee and director compensation and benefits expense; $120,000 in professional services expense; $99,000 in travel and entertainment expense; and, smaller increases in other expenses totaling $32,000 net.

Other income and expense for the quarter ended December 31, 2013, primarily consisted of $60,405 of interest expense and $37,896 of non-cash expense for the change in the fair value of the Company’s warrant liabilities. The primary factor affecting the change in fair value is the increase in the Black-Scholes value of the warrants from September 30, 2013 to December 31, 2013, which factored in an increase in the Company’s stock price as well as a decrease in its volatility.

The quarter ended December 31, 2013 resulted in net income of $409,191 compared to net income of $153,758 for the quarter ended December 31, 2012, an improvement of $255,433 from the prior corresponding fiscal quarter. For the quarter ended December 31, 2013, net earnings per common share, basic and diluted, were $0.01, compared to $0.00 for the prior corresponding fiscal quarter.

Non-GAAP net income was $447,087, compared to non-GAAP net income of $557,393 for the quarters ended December 31, 2013 and 2012, respectively. Management believes that non-GAAP net income and non-GAAP net earnings per common share are important measures of USAT’s business. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that these non-GAAP financial measures serve as useful metrics for our management and investors because they enable a better understanding of the long-term performance of our business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP (United States’ Generally Accepted Accounting Principles) financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance.

A reconciliation of GAAP net income to Non-GAAP net income for the quarters ended December 31, 2013 and 2012 is as follows:

	Three months ended
	December 31,
	2013	2012
Net income	$409,191	$153,758
Non-GAAP adjustments:
Fair value of warrant adjustment	37,896	403,635
Non-GAAP net income	$447,087	$557,393

Net income	$409,191	$153,758
Non-GAAP net income	$447,087	$557,393

Cumulative preferred dividends	-	-
Net income applicable to common shares	$409,191	$153,758
Non-GAAP net income applicable to common shares	$447,087	$557,393

Net earnings per common share - basic	$0.01	$-
Non-GAAP net earnings per common share - basic	$0.01	$0.02

Weighted average number of common shares outstanding	34,136,884	32,734,394

Net earnings per common share - diluted	$0.01	$-
Non-GAAP net earnings per common share - diluted	$0.01	$0.02

Diluted weighted average number of common shares outstanding	34,222,731	33,468,336

As used herein, non-GAAP net income represents GAAP net income excluding costs relating to any adjustment for fair value of warrant liabilities. As used herein, non-GAAP net earnings per common share is calculated by dividing non-GAAP net income applicable to common shares by the weighted average number of shares outstanding, and where diluted shares are required, adds back the preferred dividend since the conversion of the preferred shares are accounted for in the diluted share count.

For the quarter ended December 31, 2013, the Company had Adjusted EBITDA of $1,892,672, compared to $1,752,721 for the quarter ended December 31, 2012. Reconciliation of GAAP net income to Adjusted EBITDA for the quarters ended December 31, 2013 and 2012 is as follows:

	Three months ended December 31,
	2013	2012
Net income	$409,191	$153,758

Less interest income	(4,714)	(21,661)

Plus interest expense	60,405	25,016

Plus income tax expense	6,912	6,902

Plus depreciation expense	1,278,518	904,580

Plus amortization expense	-	185,600

Plus change in fair value of warrant liabilities	37,896	403,635

Plus stock-based compensation	104,464	94,891

Adjusted EBITDA	$1,892,672	$1,752,721

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

Six-months ended December 31, 2013 compared to six-months ended December 31, 2012

Results for the six-month period ended December 31, 2013 continued to demonstrate growth and improvements in the Company’s operations as compared to the six-month period ended December 31, 2012. Highlights of year over year improvements include:

●	Net income up 264% to $703,000 and earnings per share of $0.01;
●	Total revenue up 20% to $20.7 million;
●	Recurring license and transaction fee revenue up 20% to $17.2 million; and
●	Total ePort Connect service base as of December 31, 2013 up 20% as compared to December 31, 2012.

Revenues for the six-month period ended December 31, 2013 were $20,693,572, consisting of $17,178,129 of license and transaction fees and $3,515,443 of equipment sales, compared to $17,274,599 for the six-month period ended December 31, 2012, consisting of $14,309,598 of license and transaction fees and $2,965,001 of equipment sales. The increase in total revenue of $3,418,973, or 20%, was primarily due to an increase in license and transaction fees of $2,868,531, or 20%, and an increase in equipment sales of $550,442 or 19%, from the same period in the prior fiscal year.

Revenue from license and transaction fees, which represented 83% of total revenue for the six-month period ended December 31, 2013, is primarily attributable to monthly ePort Connect® service fees and transaction processing fees. Highlights for the six-month period ended December 31, 2013 included:

●
We added 10,000 net connections to our service, consisting of 31,000 new connections to our ePort Connect service in the six-month period ended December 31, 2013, offset by 21,000 deactivations, compared to 22,000 net connections added in the same six-month period of fiscal 2013;

●
Increases in the number of small-ticket, credit/debit transactions and dollars handled for the six-month period ended December 31, 2013 of 31% and 35%, respectively, compared to the same period a year ago; and

●	1,025 ePort Connect customers added in the first six-months, 28% more than were added in the same period a year ago, for 6,075 customers at December 31, 2013.

The increase in license and transaction fees was due to the growth in ePort Connect service fees and transaction dollars that stems from the increased number of connections to our ePort Connect service. As of December 31, 2013, the Company had approximately 224,000 connections to the ePort Connect service as compared to approximately 186,000 connections to the ePort Connect service as of December 31, 2012. During the six-month period ended December 31, 2013, the Company added approximately 10,000 net connections to our network compared to approximately 22,000 net connections added during the six-month period ended December 31, 2012.

Pursuant to its agreements with customers, in addition to ePort Connect service fees the Company earns transaction processing fees equal to a percentage of the dollar volume processed by the Company. During the six-month period ended December 31, 2013, the Company processed approximately 78.7 million transactions totaling approximately $137.0 million compared to approximately 60.2 million transactions totaling approximately $101.8 million during the six-month period ended December 31, 2012, an increase of approximately 31% in the number of transactions and approximately 35% in the value of transactions processed.

New customers added to our ePort® Connect service during the six-month period ended December 31, 2013 totaled 1,025, bringing the total number of such customers to approximately 6,075 as of December 31, 2013. The Company added approximately 800 new customers in the six-month period ended December 31, 2012. By comparison, the Company had approximately 4,100 customers as of December 31, 2012, representing a 48% increase during the past twelve months. The Company views the total installed base of machines managed by its customers, that have yet to transition to cashless payment, as a key strategic opportunity. We count a customer as a new customer upon the signing of their ePort Connect service agreement. When a reseller sells our ePort, we count a customer as a new customer upon the signing of the applicable services agreement with the customer.

The $550,442 increase in equipment sales was a result of $300,000 of revenue recorded under our Isis Marketing Agreement and an increase of approximately $289,000 in sales of ePort® products, offset by a decrease of approximately $29,000 in sales of eSuds products and by a decrease of approximately $10,000 in other product sales.

Cost of sales consisted of license and transaction fee related costs of $10,904,848 and $8,555,572 and equipment costs of $2,375,820 and $1,974,564 for the six-months ended December 31, 2013 and 2012, respectively. The increase in total cost of sales of $2,750,532, or 26%, was primarily due to an increase in cost of services of $2,349,276 that stemmed from the greater number of connections to the Company’s ePort Connect service and increases in transaction dollars processed by those connections. The increase in total cost of sales was also attributable to an increase in cost of equipment sales of $401,256, or 20%, was primarily due to an increase in sales of ePort® products, as a result of increased sales incentives offered during the six-month period ended December 31, 2013 compared to December 31, 2012.

GP for the six-month period ended December 31, 2013 was $7,412,904 compared to GP of $6,744,463 for the previous corresponding six-month period, an increase of $668,441, or 10%, of which $519,255 represents increases attributable to license and transaction fees GP and $149,186 of greater equipment sales GP. Overall gross profit margins decreased from 39% to 36% due to a decrease in license and transaction fees margins to 37%, from 40% in the previous corresponding six-month period and by a decrease in equipment sales margins to 32% from 33% in the previous corresponding six-month period. The decrease in license and transaction fees margins is largely attributable to the 21,000 deactivations by our customers during the six-month period as well as certain sales incentives, and cost benefits achieved with a supplier that did not take effect until towards the end of the first quarter.

Selling, general and administrative (“SG&A”) expenses of $6,488,912 for the six-month period ended December 31, 2013, increased by $574,112, or 10%, from the same six-month period in the prior fiscal year. Included in the $5,914,800 for the six-month period ended December 31, 2012 was approximately $328,000 in charges related to the 2012 proxy contest, related litigation and settlement.

Exclusive of the proxy contest, SG&A increased approximately $902,000, or 15%, in the six-month period ended December 31, 2013 compared to the same six-month period a year ago. The overall increase in SG&A is attributable to increases of approximately $387,000 in employee and director compensation and benefits expense; $244,000 in professional services expense; $138,000 in travel and entertainment expense; and smaller increases in other expenses totaling $133,000, net.

Other income and expense for the six-month period ended December 31, 2013, primarily consisted of $121,381 of interest expense and $181,201 of non-cash gain for the change in the fair value of the Company’s warrant liabilities. The primary factor affecting the change in fair value is the decrease in the Black-Scholes value of the warrants from June 30, 2013 to December 31, 2013, which factored in an increase in the Company’s stock price as well as a decrease in its volatility.

The six-month period ended December 31, 2013 resulted in net income of $702,845 compared to net income of $192,897 for the six-month period ended December 31, 2012, an improvement of $509,948. After preferred dividends of $332,226 in each six-month period, net income (loss) applicable to common shares was $370,619 and $(139,329) for the six-months ended December 31, 2013 and 2012, respectively. As a result, net earnings per common share, basic and diluted, were $0.01 for the six-month period ended December 31, 2013, compared to $0.00 for the prior corresponding six-month period.

Non-GAAP net income was $521,644, compared to non-GAAP net income of $461,399 for the six-month periods ended December 31, 2013 and 2012, respectively. Management believes that non-GAAP net income and non-GAAP net earnings per common share are important measures of USAT’s business. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that these non-GAAP financial measures serve as useful metrics for our management and investors because they enable a better understanding of the long-term performance of our business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP (United States’ Generally Accepted Accounting Principles) financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance.

A reconciliation of GAAP net income to Non-GAAP net income for the six-months ended December 31, 2013 and 2012 is as follows:

	Six months ended December 31,
	2013	2012
Net income	$702,845	$192,897
Non-GAAP adjustments:
Operating expenses
Selling, general and administrative:
Proxy related costs	-	328,000
Fair value of warrant adjustment	(181,201)	(59,498)
Non-GAAP net income	$521,644	$461,399

Net income	$702,845	$192,897
Non-GAAP net income	$521,644	$461,399

Cumulative preferred dividends	(332,226)	(332,226)
Net income (loss) applicable to common shares	$370,619	$(139,329)
Non-GAAP net income applicable to common shares	$189,418	$129,173

Net earnings (loss) per common share - basic	$0.01	$-
Non-GAAP net earnings per common share - basic	$0.01	$-

Weighted average number of common shares outstanding	33,730,590	32,626,312

Net earnings (loss) per common share - diluted	$0.01	$-
Non-GAAP net earnings per common share - diluted	$0.01	$-

Diluted weighted average number of common shares outstanding	33,816,437	32,626,312

As used herein, non-GAAP net income represents GAAP net income excluding costs relating to the proxy contest and any adjustment for fair value of warrant liabilities. As used herein, non-GAAP net earnings per common share is calculated by dividing non-GAAP net income applicable to common shares by the weighted average number of shares outstanding, and where diluted shares are required, adds back the preferred dividend since the conversion of the preferred shares are accounted for in the diluted share count.

For the six-month period ended December 31, 2013, the Company had Adjusted EBITDA of $3,346,006, compared to $2,483,428 for the six-month period ended December 31, 2012. Reconciliation of GAAP net income to Adjusted EBITDA for the six-months ended December 31, 2013 and 2012 is as follows:

	Six months ended
	December 31,
	2013	2012
Net income	$702,845	$192,897

Less interest income	(18,240)	(41,827)

Plus interest expense	121,381	48,023

Plus income tax expense	13,823	13,823

Plus depreciation expense	2,496,589	1,738,586

Plus amortization expense	21,953	371,200

Plus change in fair value of warrant liabilities	(181,201)	(59,498)

Plus stock-based compensation	188,856	220,224

Adjusted EBITDA	$3,346,006	$2,483,428

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

LIQUIDITY AND CAPITAL RESOURCES

For the six-month period ended December 31, 2013, net cash provided by operating activities was $2,655,176 as a result of a net income of $702,845, non-cash charges of $2,629,649 and net cash used in the change in operating assets and liabilities of $677,318. Of the $2,629,649 of non-cash charges, the most significant during the six-month period were depreciation and amortization of assets and charges for the vesting and issuance of common stock for employee and director compensation, offset by the decrease in the fair value of warrant liabilities. The cash used in the $677,318 change in the Company’s operating assets and liabilities was primarily the result of decreases in accounts payable and accrued expenses, offset by decreases in accounts and finance receivables, inventory and other assets.

During the six-month period ended December 31, 2013, the Company used $4,568,587 for investing activities of which $4,568,222 related to the purchase of equipment for the JumpStart Program, including approximately $625,000 for the change in JumpStart equipment on hand in the six-month period ended December 31, 2013. Approximately 50% of gross new connections added during the six months ended December 31, 2013 were from our JumpStart program.

The Company obtained net cash of $2,587,410 through financing activities, $1,000,000 of which are net proceeds from the Line of Credit and cash proceeds of $1,812,462 from warrant exercises, offset by $177,677 for the repayment of debt and $47,375 related to the cancellation of common stock by our executive officers to satisfy income tax liability due in connection with common stock awards.

We experienced losses from inception through June 30, 2012, with net income for the year ended June 30, 2013 and net income continuing through the six-months ended December 31, 2013. Our accumulated deficit through December 31, 2013 is composed of cumulative losses amounting to approximately $197,600,000, preferred dividends converted to common stock of approximately $2,690,000, and charges incurred for the open-market purchases of preferred stock of approximately $150,000.

As a result of the continued growth in connections to our ePort Connect service that has resulted in the strong growth in recurring revenue from license and transaction fees and the substantial improvement in GP dollars, the operating activities of the business are now providing cash to fund operations of the Company.

Adjusted EBITDA for the six-month period ended December 31, 2013 was $3,346,006 compared to Adjusted EBITDA of $2,483,428 for the same six-month period a year ago. The Company reports Adjusted EBITDA to reflect the liquidity of operations and a measure of operational cash flow. Adjusted EBITDA excludes significant non-cash charges such as depreciation, amortization of intangibles, fair value warrant liability changes and stock-based compensation from net income. We believe that, provided there are no material unusual or unanticipated non-operational expenses, achieving positive Adjusted EBITDA is sustainable, and will continue to increase, as our connection base increases.

For the three and six-months ended December 31, 2013, cash provided by operating activities was $1,743,352 and $2,655,176, respectively. The Company believes it will continue to generate positive cash flow from operations during the remainder of the 2014 fiscal year, and into the 2015 fiscal year, as the Company adds connections to its existing base of connections, provided there are no material unanticipated or unusual non-operational events. The largest use of cash is for ePorts purchased for use in the Company’s JumpStart Program. During the three and six-months ended December 31, 2013, the Company used cash of $2,493,247 and $4,568,222, respectively, in its JumpStart Program.

The Company anticipates using the JumpStart Program for approximately 55% to 60% of its anticipated gross connections in fiscal 2014 as a result of the potential growth in connections from the kiosk market, where many customers only require our Quick Connect™ Web service. The Company has efforts under way in sales, marketing, development and partnering efforts that are focused on securing connections from sources other than JumpStart, such as QuickConnect Web service, ePort Mobile and direct sales of its ePort hardware device.

The Company has four sources of cash available to fund and grow the business: (1) cash and cash equivalents on hand of approximately $6.7 million at December 31, 2013; (2) the $549,000 from warrant exercises received subsequent to December 31, 2013; (3) the anticipated cash generated from operations; and (4) $1 million available on the line of credit with Avidbank, provided we continue to satisfy the various covenants set forth in the loan agreement. Although the line of credit matures on June 21, 2014, we anticipate that we will be able to extend the maturity date of line of credit or be able to procure a new line of credit to replace the existing line of credit.

Therefore, the Company believes its existing cash and cash equivalents and available cash resources would provide sufficient funds through at least July 1, 2014 in order to meet its cash requirements, including payment of its accrued expenses and payables, any cash resources to be utilized for the JumpStart Program, other anticipated capital expenditures, and the repayment of long-term debt.

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2013. Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes during the quarter ended December 31, 2013 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

USA TECHNOLOGIES, INC.

Date: February 12, 2014	/s/ Stephen P. Herbert
Stephen P. Herbert,
Chief Executive Officer

Date: February 12, 2014	/s/ David M. DeMedio
David M. DeMedio
Chief Financial Officer

