Form 10-Q
period 2014-03-31
USA TECHNOLOGIES INC
filed 2014-05-14
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 5, 2014, there were 35,553,270 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.
Consolidated Balance Sheets

	March 31,	June 30,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,577,117	$5,981,000
Accounts receivable, less allowance for uncollectible accounts of $47,000 and $18,000, respectively	1,974,349	2,620,684
Finance receivables	106,837	116,444
Inventory	1,512,003	1,823,615
Prepaid expenses and other current assets	488,146	184,336
Deferred income taxes	581,982	-
Total current assets	11,240,434	10,726,079

Finance receivables, less current portion	325,812	408,674
Other assets	86,877	84,117
Property and equipment, net	20,755,507	17,240,065
Deferred income taxes	26,127,191	-
Intangibles, net	432,100	454,053
Goodwill	7,663,208	7,663,208
Total assets	$66,631,129	$36,576,196

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,372,212	$7,301,247
Accrued expenses	1,309,673	1,468,184
Line of credit	4,000,000	3,000,000
Current obligations under long-term debt	249,915	247,152
Income taxes payable	35,521	-
Total current liabilities	11,967,321	12,016,583

Long-term liabilities:
Long-term debt, less current portion	316,871	122,754
Accrued expenses, less current portion	224,312	366,785
Deferred tax liabilities	-	40,245
Warrant liabilities	638,334	650,638
Total long-term liabilities	1,179,517	1,180,422
Total liabilities	13,146,838	13,197,005

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000 Series A convertible preferred- Authorized shares- 900,000 Issued and outstanding shares- 442,968 (liquidation preference of $16,690,456 and $16,026,004, respectively)	3,138,056	3,138,056
Common stock, no par value: Authorized shares- 640,000,000 Issued and outstanding shares- 35,496,570 and 33,284,232, respectively	223,919,102	221,383,373
Accumulated deficit	(173,572,867)	(201,142,238)

Total shareholders’ equity	53,484,291	23,379,191

Total liabilities and shareholders’ equity	$66,631,129	$36,576,196

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013

Revenues:
License and transaction fees	$8,999,689	$7,562,589	$26,177,818	$21,872,187
Equipment sales	1,444,243	1,418,215	4,959,686	4,383,216
Total revenues	10,443,932	8,980,804	31,137,504	26,255,403

Cost of services	5,785,721	4,525,244	16,690,569	13,080,816
Cost of equipment	660,423	774,221	3,036,243	2,748,785
Gross profit	3,997,788	3,681,339	11,410,692	10,425,802

Operating expenses:
Selling, general and administrative	3,479,300	3,003,231	9,968,212	8,918,030
Depreciation and amortization	152,953	327,889	438,337	1,004,134
Total operating expenses	3,632,253	3,331,120	10,406,549	9,922,164
Operating income	365,535	350,219	1,004,143	503,638

Other income (expense):
Interest income	3,102	11,082	21,342	52,910
Interest expense	(60,934)	(61,379)	(182,315)	(109,402)
Change in fair value of warrant liabilities	(168,897)	(1,308,954)	12,304	(1,249,456)
Total other expense, net	(226,729)	(1,359,251)	(148,669)	(1,305,948)

Income (loss) before benefit (provision) for income taxes	138,806	(1,009,032)	855,474	(802,310)
Benefit (provision) for income taxes	26,727,720	(6,911)	26,713,897	(20,734)
Net Income (loss)	26,866,526	(1,015,943)	27,569,371	(823,044)
Cumulative preferred dividends	(332,226)	(332,226)	(664,452)	(664,452)
Net income (loss) applicable to common shares	$26,534,300	$(1,348,169)	$26,904,919	$(1,487,496)
Net earnings (loss) per common share (basic and diluted)	$0.75	$(0.04)	$0.78	$(0.05)

Weighted average number of common shares outstanding (basic and diluted)	35,504,911	32,821,345	34,313,396	32,690,374

See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balance, June 30, 2013	442,968	$3,138,056	33,284,232	$221,383,373	$(201,142,238)	$23,379,191

Exercise of 2,090,226 warrants at $1.13 resulting in issuance of common stock	-	-	2,090,226	2,361,955	-	2,361,955
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2010 Stock Incentive Plan	-	-	-	6,024	-	6,024
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2011 Stock Incentive Plan	-	-	51,667	15,553	-	15,553
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2012 Stock Incentive Plan	-	-	112,799	227,303	-	227,303
Retirement of common stock	-	-	(42,354)	(75,106)	-	(75,106)
Net income	-	-	-	-	27,569,371	27,569,371

Balance, March 31, 2014	442,968	$3,138,056	35,496,570	$223,919,102	$(173,572,867)	$53,484,291

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$26,866,526	$(1,015,943)	$27,569,371	$(823,044)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Charges incurred in connection with the vesting and issuance of common stock for employee and director compensation	60,024	149,009	248,880	369,233
(Gain) loss on disposal of property and equipment	(2,431)	(14,815)	7,053	(18,415)
Non-cash interest and amortization of debt discount	-	26,934	2,095	26,934
Bad debt expense (recoveries), net	(11,277)	(1,599)	66,773	7,459
Depreciation	1,413,521	1,003,610	3,910,110	2,742,196
Amortization	-	185,600	21,953	556,800
Change in fair value of warrant liabilities	168,897	1,308,954	(12,304)	1,249,456
Deferred income taxes, net	(26,727,720)	6,911	(26,713,897)	20,734
Changes in operating assets and liabilities:
Accounts receivable	(470,164)	(1,212,990)	579,562	63,489
Finance receivables	27,064	22,714	92,469	47,416
Inventory	214,495	603,019	338,415	685,114
Prepaid expenses and other current assets	52,483	59,841	(62,503)	51,730
Accounts payable	386,832	(1,115,013)	(929,035)	(803,875)
Accrued expenses	184,532	(223,669)	(300,984)	(1,792,479)

Net cash provided by (used in) operating activities	2,162,782	(217,437)	4,817,958	2,382,748

INVESTING ACTIVITIES:
Purchase of property and equipment	(35,134)	(31,413)	(60,361)	(81,691)
Purchase of property for rental program	(2,643,439)	(1,778,344)	(7,211,661)	(6,320,514)
Proceeds from the sale of property and equipment	5,513	18,908	30,375	18,908

Net cash used in investing activities	(2,673,060)	(1,790,849)	(7,241,647)	(6,383,297)

FINANCING ACTIVITIES:
Net proceeds from the exercise of common stock warrants and the retirement of common stock	521,762	74,840	2,286,849	(12,475)
Proceeds from line of credit	-	1,000,000	1,000,000	2,000,000
Repayment of long-term debt	(89,366)	(164,363)	(267,043)	(465,084)

Net cash provided by financing activities	432,396	910,477	3,019,806	1,522,441

Net increase (decrease) in cash and cash equivalents	(77,882)	(1,097,809)	596,117	(2,478,108)
Cash and cash equivalents at beginning of period	6,654,999	5,046,346	5,981,000	6,426,645
Cash and cash equivalents at end of period	$6,577,117	$3,948,537	$6,577,117	$3,948,537

Supplemental disclosures of cash flow information:
Cash paid for interest	$59,399	$32,551	$189,203	$84,220
Depreciation expense allocated to cost of sales	$1,260,568	$861,321	$3,493,726	$2,294,862
Reclass of rental program property to inventory, net	$13,686	$2,296	$26,803	$11,923
Prepaid items financed with debt	$144,312	$2,340	$246,162	$130,402
Prepaid interest from issuance of warrants for debt costs	$-	$55,962	$-	$55,962
Equipment and software acquired under capital lease	$195,725	$80,883	$217,761	$80,883
Disposal of property and equipment	$15,141	$7,700	$233,857	$7,700

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

Interim Financial Information

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three and nine-month periods ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014. The balance sheet at June 30, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company had net income of $26,866,526 and $27,569,371 for the three and nine-month periods ended March 31, 2014, respectively. Included in net income is a benefit for income taxes of $26,727,720 and $26,713,897 for the three and nine-month periods ended March 31, 2014, respectively. The Company had net income of $854,123 for the year ended June 30, 2013. Net income includes adjustments for changes to the fair value of our warrant liabilities, which are subject to secondary market conditions, and are not reasonably predictable. The Company’s ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and the available capital resources. Until the Company’s products and services can generate sufficient annual revenues, the Company will be required to use its cash and cash equivalents on hand, and its line of credit (see Note 4), and may raise capital to meet its cash flow requirements including the issuance of Common Stock or debt financing.

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

At March 31, 2014 and June 30, 2013, none of the cash and cash equivalents of the Company was payable to our customers. Included in accounts receivable are amounts for transactions processed with our card processers for which cash has not been received by the Company and included in accounts payable are amounts for transactions processed with our card processers and due to our customers, which are recorded net of fees due to the Company. Generally, contractual terms require us to remit amounts owed to our customers on a weekly basis.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1. ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Income (Loss) Per Common Share

Basic earnings (loss) per share are calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the year plus the effect of potential common shares unless such effect is anti-dilutive.

2. FINANCE RECEIVABLES

Finance Receivables consist of the following:

	March 31,	June 30,
	2014	2013
	(unaudited)
Total finance receivables	$432,649	$525,118
Less current portion	106,837	116,444
Non-current portion of finance receivables	$325,812	$408,674

As of March 31, 2014 and June 30, 2013, there was no allowance for credit losses of finance receivables. As the Company collects monthly payments of the receivables from the customers’ transaction funds, the risk of loss was determined to be remote.

Credit Quality Indicators
As of March 31, 2014
(unaudited)

Credit risk profile based on payment activity:
Leases

Performing	$432,649
Nonperforming	-
Total	$432,649

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. FINANCE RECEIVABLES (CONTINUED)

Age Analysis of Past Due Finance Receivables
As of March 31, 2014
(unaudited)

	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Finance Receivables

Leases	$2,525	$751	$1,490	$4,766	$427,883	$432,649
Total	$2,525	$751	$1,490	$4,766	$427,883	$432,649

3. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	June 30,
	2014	2013
	(unaudited)
Accrued compensation and related sales commissions	$395,018	$583,710
Accrued professional fees	185,760	165,444
Accrued taxes and filing fees	172,578	253,527
Advanced customer billings	412,843	346,868
Accrued rent	174,232	226,582
Accrued other	193,554	258,838
	$1,533,985	$1,834,969

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

The balance due on the Line of Credit was $4,000,000 and $3,000,000 at March 31, 2014 and June 30, 2013, respectively. At March 31, 2014, $1,000,000 was available. In April 2014, the Company borrowed the remaining available credit of $1,000,000 under the existing agreement with the Bank (Note 10). During the March 31, 2014 quarter, the Company obtained a waiver from the Bank for failure to satisfy one Monthly Liquidity covenant and one Adjusted EBITDA covenant.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

5. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	June 30,
	2014	2013
	(unaudited)
Capital lease obligations	$531,525	$345,925
Loan agreement	35,261	23,981
	566,786	369,906
Less current portion	249,915	247,152
	$316,871	$122,754

During July 2013, the Company entered into a capital lease for office equipment totaling $22,036 due in 24 monthly installments of $1,033 through July 2015.

During August 2013, the Company financed a portion of the premiums for various insurance policies totaling $101,850, due in nine monthly payments through April 2014 at an interest rate of 5.27%.

In February 2014, the Company entered into a capital lease for network equipment totaling $195,725 due in 48 monthly installments of $4,972 through January 2018.

In March 2014, the Company entered into a capital lease for leasehold improvements and office furniture totaling $144,312 due in sixty monthly installments of $2,998 through April 2019.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the fair value hierarchy described in Note 1, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of March 31, 2014 and June 30, 2013:

March 31, 2014 (unaudited)	Level 1	Level 2	Level 3	Total

Cash equivalents	$-	$-	$-	$-
Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$638,334	$638,334

June 30, 2013	Level 1	Level 2	Level 3	Total

Cash equivalents	$192,620	$-	$-	$192,620
Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$650,638	$650,638

As of March 31, 2014 and June 30, 2013, the fair values of the Company’s Level 1 financial instruments were $0 and $192,620, respectively. These financial instruments consist of cash equivalents, including money market accounts. As of March 31, 2014 and June 30, 2013, the Company held no Level 2 financial instruments.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

6. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

As of March 31, 2014 and June 30, 2013, the fair values of the Company’s Level 3 financial instruments totaled $638,334 and $650,638, respectively. The Level 3 financial instrument consists of common stock warrants issued by the Company in March 2011, which include features requiring liability treatment of the warrants. The fair value of warrants issued in March 2011 to purchase 3.9 million shares of the Company’s common stock is based on valuations performed by an independent third party valuation firm. The fair value was determined using proprietary valuation models using the quality of the underlying securities of the warrants, restrictions on the warrants and security underlying the warrants, time restrictions and precedent sale transactions completed in the secondary market or in other private transactions.

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the nine-months ended March 31, 2014 and 2013:

	Nine months ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Beginning balance	$(650,638)	$(918,566)
Gain (loss) due to change in fair value of warrant liabilities, net	12,304	(1,249,456)
Ending balance	$(638,334)	$(2,168,022)

7. INCOME TAXES

The Company has significant deferred tax assets, a substantial amount of which result from operating loss carryforwards. The Company routinely evaluates its ability to realize the benefit of these assets to determine whether it is more likely than not that such benefit will be realized. In periods prior to March 31, 2014, the Company’s evaluation of its ability to realize the benefit from its deferred tax assets resulted in a full valuation allowance against such assets. Based upon earnings performance that the Company has achieved currently and in the recent past along with its belief that such performance will continue into future years, the Company, as of March 31, 2014, has determined that it is more likely than not that a substantial portion of its deferred tax assets will be realized and has reduced $26,713,897 of its valuation allowances recorded in prior periods.

The reduction in the valuation allowance was primarily the result of the following facts at the point we reduced the allowance: (i) our net income of $854,123 for the 2013 fiscal year; (ii) our net income (excluding the benefit from income taxes related to the valuation allowance) of $873,170 during the first nine months of the 2014 fiscal year; (iii) our forecasts which show earnings sufficient to utilize these tax assets; and (iv) the nature of our recurring revenue service model which supports our forecasts of earnings.

The evaluation of the amount of net deferred tax assets expected to be realized involves forecasting the amount of taxable income that will be generated in future years. We have forecasted future results using estimates management believes to be conservative in nature. As an example, in our forecast, the Company assumed that significantly fewer net connections would be added to its service per year than what it has historically achieved during each of the previous five fiscal years (fiscal year 2009 through fiscal year 2013). In connection with its recurring revenue service model, net connections are a key metric which drives our future growth, including earnings. In connection with our forecasts, we also took into account several industry analysts who have projected that demand for technology and services similar to ours will continue to grow in the markets in which we serve. Based upon our outlook for future periods, at March 31, 2014, we estimated that it was more likely than not that approximately $69 million of our net operating loss carryforwards would be utilized to offset corresponding future taxable income.

If in future periods, the Company demonstrates its ability to grow future taxable earnings in excess of the forecast described above, we will re-evaluate the need to keep some, or all, of the remaining valuation allowance of $22,833,664 on its deferred tax assets.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

7. INCOME TAXES (CONTINUED)

The reduction of the $26,713,897 in valuation allowances is reflected as an income tax benefit in the provision for income taxes for the three months and nine months ended March 31, 2014. The provision for income taxes for the three months ended March 31, 2014 also reflects a benefit of $13,823 which represents the provision for income taxes recorded through December 31, 2013 relating to amortization of indefinite life intangible assets and goodwill for income tax purposes and not subject to offset against finite life assets when full valuation allowances were reflected against deferred tax assets.

	Three months ended	Nine months ended
	March 31, 2014	March 31, 2014

Income before benefit from income taxes	$138,806	$855,474
Estimated annual effective tax rate	0%	0%
Provision (benefit) for income taxes	$-	$-
Reversal of provision for income taxes recorded for the six months ended December 31, 2013	$(13,823)	$-
Benefit from reduction of valuation allowances	(26,713,897)	(26,713,897)
Benefit from income taxes	$(26,727,720)	$(26,713,897)

A provision for income taxes of $6,911 and $20,734 (all deferred income taxes) was recorded for the three months and nine months ended March 31, 2013, respectively. The provision for income taxes related to amortization of indefinite life intangible assets and goodwill that are being amortized for income tax purposes but not for financial reporting purposes giving rise to basis differences in such assets between financial and income tax reporting. As of March 31, 2013 there was a full valuation allowance against the Company’s deferred tax assets.

8. COMMON STOCK AND COMMON STOCK WARRANTS

Under the 2010 Stock Incentive Plan, the Company recorded stock compensation expense of $4,520 and $6,024 during the three and nine-months ended March 31, 2014, respectively. Of these amounts, $6,902 was recorded for the three and nine-months ended March 31, 2014 relating to the vesting of shares for Directors in lieu of cash payment for services on the Board of Directors less a reduction of expense, of $2,382 and $878, respectively, related to the resignation of one of these Directors; no shares of Common stock were vested under this plan during the three and nine-months ended March 31, 2014.

Under the 2011 Stock Incentive Plan, the Company recorded stock compensation expense of $1,813 and $15,553 and 0 and 51,667 shares of Common stock vested during the three and nine-months ended March 31, 2014, respectively, related to shares granted to employees and Directors of the Company in September 2011 and July 2012.

Under the 2012 Stock Incentive Plan, the Company recorded stock compensation expense of $53,691 and $227,303 and 31,770 and 112,799 shares of Common stock vested during the three and nine-months ended March 31, 2014, respectively. Of these amounts $38,099 and $153,098 related to vesting of shares for Directors in lieu of cash payment for services on the Board of Directors and 31,770 and 67,483 shares of Common Stock vested during the three and nine-months ended March 31, 2014, respectively. For the three and nine-months ended March 31, 2014, the Company recorded stock compensation expense of $0 and an expense reduction of $5,527, respectively, related to non-executive employee incentives as certain performance targets were not achieved, and 13,300 shares of Common Stock vested in the three and nine-months ended March 31, 2014.

On November 7, 2013, at the recommendation of the Compensation Committee, the Board of Directors approved a stock bonus to the Company’s Chief Financial Officer (“CFO”). The CFO was awarded 21,000 vested shares of common stock of the Company as a bonus in recognition of his performance during the 2013 fiscal year. For the three and nine-months ended March 31, 2014, $0 and $38,220, respectively, was recorded as expense on account of the stock bonus under the 2012 Stock Incentive Plan.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

8. COMMON STOCK AND COMMON STOCK WARRANTS (CONTINUED)

On November 7, 2013, at the recommendation of the Compensation Committee, the Board of Directors approved the Fiscal Year 2014 Long-Term Stock Incentive Plan (the “2014 LTI Stock Plan”). The 2014 LTI Stock Plan provides that each executive officer would be awarded shares of common stock in the event that certain metrics relating to the Company’s 2014 fiscal year would result in specified ranges of year-over-year percentage growth. At the time of the establishment of the 2014 LTI Stock Plan, the Compensation Committee believed that the attainment of the target goals under the plan would represent a significant achievement for management, and were designed to stretch the Company’s and management’s performance during the fiscal year.

If none of the minimum threshold year-over-year percentage target goals are achieved, the executive officers would not be awarded any shares. If all of the year-over-year percentage target goals are achieved, the executive officers would be awarded shares having the following value: Chief Executive Officer (“CEO”) – $341,277 (100% of base salary); and CFO – $175,698 (75% of base salary). If all of the maximum distinguished year-over-year percentage target goals are achieved, the executive officers would be awarded shares having the following value: CEO – $682,554 (200% of base salary); and CFO – $351,396 (150% of base salary). Assuming the minimum threshold year-over-year percentage target goal would be achieved for a particular metric, the number of shares to be awarded for that metric would be determined on a pro rata basis, provided that the award would not exceed the maximum distinguished award for that metric. The shares awarded under the 2014 LTI Stock Plan would vest over a three year period following issuance as follows: one-third on the first anniversary; one-third on the second anniversary; and one-third on the third anniversary. The Company recorded stock compensation expense of $15,592 and $41,512 for the three and nine-months ended March 31, 2014 on account of the 2014 LTI Stock Plan under the 2012 Stock Incentive Plan.

During the three and nine-month periods ended March 31, 2014, executive officers exercised their rights to cancel 13,796 and 42,354 shares of common stock awarded to them under prior employment agreements and the incentive stock bonus granted to an executive officer in September 2012 for the payment of payroll taxes, to satisfy $27,731 and $75,106 of related payroll obligations, respectively.

In summary, during the three and nine-months ended March 31, 2013, the Company recorded stock compensation expense of $149,009 and $369,233, and 57,650 and 320,300 shares of Common Stock vested, respectively; $29,375 and $44,532 for grants to the executive officers in April and September 2011, respectively; $33,334 for a special equity grant issued to an officer of the company in September 2012; $39,884 and $28,188 of expenses related to vesting of shares granted to employees in April 2012 and October 2012, respectively; $8,327, $6,594 and $28,999 of expenses related to vesting of shares granted to Directors of the Company in June 2011, March 2012 and July 2012, respectively; and $150,000 for shares issued to Company Directors in lieu of cash payment.

As of March 31, 2013, the Company recorded a liability of $42,200, and reduction of expense for the three and nine-months then ended of $45,537 and $42,200, respectively, for the 2013 Performance Plan.

Warrants were exercised during the three and nine-months ended March 31, 2014, resulting in the issuance of 0 and 2,090,226 shares of Common Stock, respectively, at $1.13 per share. The Company received cash proceeds of $549,493 and $2,361,955 during the three and nine-months ended March 31, 2014. On December 31, 2013, warrants to purchase 58,527 shares of Common stock, exercisable at $1.13 per share, expired unexercised.

On September 14, 2013 warrants to purchase 903,955 shares of Common Stock, exercisable at $5.90 per share, expired unexercised.

9. COMMITMENTS AND CONTINGENCIES

2014 STI PLAN

On November 7, 2013, at the recommendation of the Compensation Committee, the Board of Directors approved the Fiscal Year 2014 Short-Term Incentive Plan (the “2014 STI Plan”) covering its two executive officers – CEO and CFO.

The 2014 STI Plan provides that each executive officer would earn a cash bonus in the event that the Company achieved during the 2014 fiscal year certain annual financial goals and certain annual specific performance goals relating to the executive officer which are to be established by the Compensation Committee. At the time of the establishment of the 2014 STI Plan, the Compensation Committee believed that the attainment of the target goals under the plan would represent a significant achievement for management, and were designed to stretch the Company’s and management’s performance during the fiscal year.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

At March 31, 2014, the company recorded a liability of $20,346 and expense for the three and nine-months then ended of $6,359 and $20,346, respectively, for the 2014 STI Plan.

EMPLOYMENT AGREEMENTS

On November 7, 2013, the Company and its CFO, Mr. DeMedio, entered into an amendment to the employment agreement. The amendment to Mr. DeMedio’s employment agreement (the “DeMedio Amendment”) provides that (i) if following a change in control of the Company (as defined in the DeMedio Amendment) Mr. DeMedio would terminate his employment with the Company for good reason (as defined in the DeMedio Amendment), or (ii) if the Company would terminate his employment at any time without cause (as defined in the DeMedio Amendment), or (iii) if the Company would provide Mr. DeMedio with a notice of non-renewal of his employment agreement, then the Company would pay to him a lump sum equal to one times his base salary on or before the termination of his employment and all restricted stock awards would become vested as of the date of termination.

10. SUBSEQUENT EVENTS

LINE OF CREDIT

In April 2014, the Company borrowed the remaining available credit of $1,000,000 under the existing agreement with the Bank.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected, include, for example:

●	general economic, market or business conditions;

●	the ability of the Company to raise funds in the future through sales of securities or debt financing in order to sustain its operations if an unexpected or unusual event would occur;

●	the ability of the Company to compete with its competitors to obtain market share;

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

●	the ability of the Company to satisfy its trade obligations included in accounts payable and accrued expenses;

●	the incurrence by us of any unanticipated or unusual non-operating expenses which would require us to divert our cash resources from achieving our business plan;

●	the ability of the Company to predict or estimate its future quarterly or annual revenues and expenses given the developing and unpredictable market for its products;

●	the ability of the Company to retain key customers from whom a significant portion of its revenues are derived;

●	the ability of a key customer to reduce or delay purchasing products from the Company;

●	the ability of the Company to obtain widespread commercial acceptance of its products and service offerings such as ePort QuickConnect, mobile payment and loyalty and prepaid programs;

●
whether any patents issued to the Company will provide the Company with any competitive advantages or adequate protection for its products, or would be challenged, invalidated or circumvented by others;

●	whether our suppliers would increase their prices, reduce their output or change their terms of sale; and

●	the ability of the Company to operate without infringing the proprietary rights of others.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Results for the quarter ended March 31, 2014 continued to demonstrate growth and improvements in the Company’s operations as compared to the quarter ended March 31, 2013. Highlights of year over year improvements include:

●	$26.7 million of deferred tax assets recognized;
●	Recurring license and transaction fee revenue up 19% to $9.0 million; and
●	Total connections to its ePort Connect service as of March 31, 2014 up 24% as compared to March 31, 2013.

Revenues for the quarter ended March 31, 2014 were $10,443,932, consisting of $8,999,689 of license and transaction fees and $1,444,243 of equipment sales, compared to $8,980,804 for the quarter ended March 31, 2013, consisting of $7,562,589 of license and transaction fees and $1,418,215 of equipment sales. The increase in total revenue of $1,463,128, or 16%, was primarily due to an increase in license and transaction fees of $1,437,100, or 19%, and an increase in equipment sales of $26,028 or 2%, from the same period in the prior fiscal year.

Revenue from license and transaction fees, which represented 86% of total revenue for the quarter ended March 31, 2014, is primarily attributable to monthly ePort Connect® service fees and transaction processing fees. Highlights for the quarter ended March 31, 2014 included:

●
Adding 20,000 net connections to our service, consisting of 22,000 new connections to our ePort Connect service in the quarter, offset by 2,000 deactivations, compared to 10,000 net connections added in the same quarter of fiscal 2013;

●
As of March 31, 2014, the Company had approximately 244,000 connections to the ePort Connect service compared to approximately 196,000 connections to the ePort Connect service as of March 31, 2013, an increase of 48,000 connections, or 24%;

●	Increases in the number of small-ticket, credit/debit transactions and dollars handled for the quarter ended March 31, 2014 of 32% and 36%, respectively, compared to the same period a year ago; and
●	ePort Connect customer base grew 47% from March 31, 2013.

The increase in license and transaction fees was due to the growth in ePort Connect service fees and transaction dollars that stems from the increased number of connections to our ePort Connect service. As of March 31, 2014, the Company had approximately 244,000 connections to the ePort Connect service as compared to approximately 196,000 connections to the ePort Connect service as of March 31, 2013. During the quarter ended March 31, 2014, the Company added approximately 20,000 net connections to our network compared to approximately 10,000 net connections added during the quarter ended March 31, 2013.

Pursuant to its agreements with customers, in addition to ePort Connect service fees the Company earns transaction processing fees equal to a percentage of the dollar volume processed by the Company. During the quarter ended March 31, 2014, the Company processed approximately 42.8 million transactions totaling approximately $73.9 million compared to approximately 32.4 million transactions totaling approximately $54.5 million during the quarter ended March 31, 2013, an increase of approximately 32% in the number of transactions and approximately 36% in the value of transactions processed.

New customers added to our ePort® Connect service during the quarter ended March 31, 2014 totaled 575, bringing the total number of customers to approximately 6,650 as of March 31, 2014. The Company added approximately 425 new customers in the quarter ended March 31, 2013. By comparison, the Company had approximately 4,525 customers as of March 31, 2013, representing 2,125 customers added, or a 47% increase during the past twelve months. The Company views the total installed base of machines managed by its customers that have yet to transition to cashless payment, as a key strategic opportunity for future growth in connections. We count a customer as a new customer upon the signing of their ePort Connect service agreement. When a reseller sells our ePort, we count a customer as a new customer upon the signing of the applicable services agreement with the customer.

The $26,028 increase in equipment revenue was a result of reversing approximately $152,000 of rebate charges from a prior period, offset by a decrease of approximately $110,000 in sales of Energy Misers and by a decrease of approximately $16,000 in other product sales.

Cost of sales consisted of license and transaction fee related costs of $5,785,721 and $4,525,244 and equipment costs of $660,423 and $774,221 for the quarters ended March 31, 2014 and 2013, respectively. The increase in total cost of sales of $1,146,679, or 22%, was primarily due to an increase in cost of services of $1,260,477 that stemmed from the greater number of connections to the Company’s ePort Connect service and increases in transaction dollars processed by those connections, offset by a decrease in cost of equipment sales of $113,798, or 15%, which was primarily due to selling fewer ePort devices as over 65% of the current quarter’s new connections came from the Company’s JumpStart Program.

Gross profit (“GP”) for the quarter ended March 31, 2014 was $3,997,788 compared to GP of $3,681,339 from the same quarter in the prior fiscal year, an increase of $316,449, or 9%, of which $176,623 represents increases attributable to license and transaction fees GP and $139,826 of greater equipment sales GP. Overall gross profit margins decreased from 41% to 38% due to a decrease in license and transaction fee margins to 36%, from 40% in the prior corresponding fiscal quarter, offset by an increase in equipment sales margins to 54% from 45% in the prior corresponding fiscal quarter. The decrease in license and transaction fees margins is largely attributable to approximately 23,000 deactivations since March 31, 2013, as well as certain sales incentives. The increase in equipment revenue fees margins is largely attributable to the reversal of the $152,000 rebate discussed above and non-recurring service revenues.

Selling, general and administrative (“SG&A”) expenses of $3,479,300 for the quarter ended March 31, 2014, increased by $476,069, or 16%, from the same quarter in the prior fiscal year. The overall increase in SG&A is attributable to increases of approximately $407,000 in employee compensation and benefits expense and $72,000 in travel related expense predominately as a result of increased sales and marketing related efforts.

Other income and expense for the quarter ended March 31, 2014, primarily consisted of a reduction of $26.7 million of the valuation allowance we had on our deferred tax assets as the Company believes that it is more likely than not it will be able to utilize net operating loss carryforwards to offset future taxable earnings. Also included is $168,897 of non-cash expense for the change in the fair value of the Company’s warrant liabilities. The primary factor affecting the change in fair value is the increase in the Black-Scholes value of the warrants from December 31, 2013 to March 31, 2014, which factored in the increase in the Company’s stock price during that period.

The quarter ended March 31, 2014 resulted in net income of $26,866,526 compared to a net loss of $1,015,943 for the quarter ended March 31, 2013. Included in net income for the quarter ended March 31, 2014 is a benefit for income taxes of $26,727,720. After preferred dividends of $332,226 for each fiscal quarter, net income (loss) applicable to common shareholders was $26,534,300 and $(1,348,169) for the quarters ended March 31, 2014 and 2013, respectively. For the quarter ended March 31, 2014, net earnings per common share, basic and diluted, was $0.75, compared to net loss per common share, basic and diluted, of $(0.04), for the prior corresponding fiscal quarter.

Non-GAAP net income was $321,526, compared to non-GAAP net income of $293,011 for the quarters ended March 31, 2014 and 2013, respectively. Non-GAAP net loss per common share, basic and diluted, were $0.00 for each of the quarters ended March 31, 2014 and 2013. Management believes that non-GAAP net income and non-GAAP net earnings per common share are important measures of USAT’s business. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that these non-GAAP financial measures serve as useful metrics for our management and investors because they enable a better understanding of the long-term performance of our business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP (United States’ Generally Accepted Accounting Principles) financial measures and our reconciliations, enhance investors’ overall understanding of our current financial performance.

A reconciliation of GAAP net income (loss) to Non-GAAP net income for the quarters ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31,
	2014	2013
Net income (loss)	$26,866,526	$(1,015,943)
Non-GAAP adjustments:
Fair value of warrant adjustment	168,897	1,308,954
Benefit from reduction of valuation allowances	(26,713,897)	-
Non-GAAP net income	$321,526	$293,011

Net income (loss)	$26,866,526	$(1,015,943)
Non-GAAP net income	$321,526	$293,011

Cumulative preferred dividends	(332,226)	(332,226)
Net income (loss) applicable to common shares	$26,534,300	$(1,348,169)
Non-GAAP net loss applicable to common shares	$(10,700)	$(39,215)

Net earnings (loss) per common share (basic and diluted)	$0.75	$(0.04)
Non-GAAP net loss per common share (basic and diluted)	$-	$-

Weighted average number of common shares outstanding (basic and diluted)	35,504,911	32,821,345

As used herein, non-GAAP net income represents GAAP net income (loss) excluding costs or benefits relating to any adjustment for fair value of warrant liabilities and changes in the Company’s valuation allowances for taxes. As used herein, non-GAAP net loss per common share is calculated by dividing non-GAAP net loss applicable to common shares by the weighted average number of shares outstanding.

For the quarter ended March 31, 2014, the Company had Adjusted EBITDA of $1,839,080, compared to $1,688,438 for the quarter ended March 31, 2013. Reconciliation of GAAP net income (loss) to Adjusted EBITDA for the quarters ended March 31, 2014 and 2013 is as follows:

	Three months ended
	March 31,
	2014	2013
Net income (loss)	$26,866,526	$(1,015,943)

Less interest income	(3,102)	(11,082)

Plus interest expense	60,934	61,379

Plus income tax expense (benefit)	(26,727,720)	6,911

Plus depreciation expense	1,413,521	1,003,610

Plus amortization expense	-	185,600

Plus change in fair value of warrant liabilities	168,897	1,308,954

Plus stock-based compensation	60,024	149,009

Adjusted EBITDA	$1,839,080	$1,688,438

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

Nine-months ended March 31, 2014 compared to nine-months ended March 31, 2013

Results for the nine-month period ended March 31, 2014 continued to demonstrate growth and improvements in the Company’s operations as compared to the nine-month period ended March 31, 2013. Highlights of year over year improvements include:

●	$26.7 million of deferred tax assets recognized;
●	Total revenue up 19% to $31.1 million;
●	Recurring license and transaction fee revenue up 20% to $26.2 million; and
●	Total ePort Connect service base as of March 31, 2014 up 24% as compared to March 31, 2013.

Revenues for the nine-month period ended March 31, 2014 were $31,137,504, consisting of $26,177,818 of license and transaction fees and $4,959,686 of equipment sales, compared to $26,255,403 for the nine-month period ended March 31, 2013, consisting of $21,872,187 of license and transaction fees and $4,383,216 of equipment sales. The increase in total revenue of $4,882,101, or 19%, was primarily due to an increase in license and transaction fees of $4,305,631, or 20%, and an increase in equipment sales of $576,470 or 13%, from the same period in the prior fiscal year.

Revenue from license and transaction fees, which represented 84% of total revenue for the nine-month period ended March 31, 2014, is primarily attributable to monthly ePort Connect® service fees and transaction processing fees. Highlights for the nine-month period ended March 31, 2014 included:

●
Adding 30,000 net connections to our service, consisting of 53,000 new connections to our ePort Connect service in the nine-month period ended March 31, 2014, offset by 23,000 deactivations, compared to 32,000 net connections added in the same nine-month period of fiscal 2013;

●
Increases in the number of small-ticket, credit/debit transactions and dollars handled for the nine-month period ended March 31, 2014 of 31% and 35%, respectively, compared to the same period a year ago; and

●	1,600 ePort Connect customers added in the first nine-months, 31% more than were added in the same period a year ago, for 6,650 customers at March 31, 2014.

The increase in license and transaction fees was due to the growth in ePort Connect service fees and transaction dollars that stems from the increased number of connections to our ePort Connect service. As of March 31, 2014, the Company had approximately 244,000 connections to the ePort Connect service as compared to approximately 196,000 connections to the ePort Connect service as of March 31, 2013. During the nine-month period ended March 31, 2014, the Company added approximately 30,000 net connections to our network compared to approximately 32,000 net connections added during the nine-month period ended March 31, 2013.

Pursuant to its agreements with customers, in addition to ePort Connect service fees the Company earns transaction processing fees equal to a percentage of the dollar volume processed by the Company. During the nine-month period ended March 31, 2014, the Company processed approximately 121.5 million transactions totaling approximately $210.9 million compared to approximately 92.6 million transactions totaling approximately $156.3 million during the nine-month period ended March 31, 2013, an increase of approximately 31% in the number of transactions and approximately 35% in the value of transactions processed.

New customers added to our ePort® Connect service during the nine-month period ended March 31, 2014 totaled 1,600, bringing the total number of customers to approximately 6,650 as of March 31, 2014. The Company added approximately 1,225 new customers in the nine-month period ended March 31, 2013. By comparison, the Company had approximately 4,525 customers as of March 31, 2013, representing 2,125 customers added, or a 47% increase during the past twelve months. The Company views the total installed base of machines managed by its customers that have yet to transition machines to cashless payment, as a key strategic opportunity for future growth in connections. We count a customer as a new customer upon the signing of their ePort Connect service agreement. When a reseller sells our ePort, we count a customer as a new customer upon the signing of the applicable services agreement with the customer.

The $576,470 increase in equipment sales was a result of $180,000 increase in sales of ePort® products, $375,000 of revenue recorded under our Isis Marketing Agreement and $152,000 reversal of rebate charges originally recorded in a prior period, offset by a decrease of approximately $116,000 in the sales of Energy Miser products and by a decrease of approximately $40,000 in other product sales.

Cost of sales consisted of license and transaction fee related costs of $16,690,569 and $13,080,816 and equipment costs of $3,036,243 and $2,748,785 for the nine-months ended March 31, 2014 and 2013, respectively. The increase in total cost of sales of $3,897,211, or 25%, was primarily due to an increase in cost of services of $3,609,753, or 28%, that stemmed from the greater number of connections to the Company’s ePort Connect service and increases in transaction dollars processed by those connections. The increase in total cost of sales was also attributable to an increase in cost of equipment sales of $287,458, or 10%, which was primarily due to an increase in sales of ePort® products, as a result of increased sales during the nine-month period ended March 31, 2014 compared to March 31, 2013.

GP for the nine-month period ended March 31, 2014 was $11,410,692 compared to GP of $10,425,802 for the previous corresponding nine-month period, an increase of $984,890, or 9%, of which $695,878 represents increases attributable to license and transaction fees GP and $289,012 of greater equipment sales GP. Overall gross profit margins decreased from 40% to 37% due to a decrease in license and transaction fees margins to 36%, from 40% in the previous corresponding nine-month period and, offset by an increase in equipment sales margins to 39% from 37% in the previous corresponding nine-month period. The decrease in license and transaction fees margins is largely attributable to approximately 23,000 deactivations since March 31, 2013, as well as certain sales incentives. The increase in equipment revenue fees margins is largely attributable to the reversal of the $152,000 rebate discussed above and non-recurring service revenues.

Selling, general and administrative (“SG&A”) expenses of $9,968,212 for the nine-month period ended March 31, 2014, increased by $1,050,182, or 12%, from the same nine-month period in the prior fiscal year. Included in the $8,918,030 for the nine-month period ended March 31, 2013 was approximately $328,000 in charges related to the 2012 proxy contest, related litigation and settlement.

Exclusive of these charges, SG&A increased approximately $1,378,000, or 16%, in the nine-month period ended March 31, 2014 compared to the same nine-month period a year ago. The overall increase in SG&A is attributable to increases of approximately $794,000 in employee compensation and benefits expense; $222,000 in professional services expense; $210,000 in travel related expenses; and smaller, numerous, net increases in other expenses totaling $152,000.

Other income and expense for the nine-month period ended March 31, 2014, primarily consisted of a reduction of $26.7 million of the valuation allowance we had on our deferred tax assets as the Company believes that it is more likely than not it will be able to utilize net operating loss carryforwards to offset future taxable earnings.

Also included is $182,315 of interest expense and $12,304 of non-cash gain for the change in the fair value of the Company’s warrant liabilities. The primary factor affecting the change in fair value is the decrease in the Black-Scholes value of the warrants from June 30, 2013 to March 31, 2014, which factored in the increase in the Company’s stock price as well as a decrease in its volatility during that period.

The nine-month period ended March 31, 2014 resulted in net income of $27,569,371 compared to a net loss of $823,044 for the nine-month period ended March 31, 2013, an improvement of $28,392,415. Included in net income for the nine-months ended March 31, 2014 is a benefit for income taxes of $26,713,897. After preferred dividends of $664,452 in each nine-month period, net income (loss) applicable to common shares was $26,904,919 and $(1,487,496) for the nine-months ended March 31, 2014 and 2013, respectively. As a result, net earnings per common share, basic and diluted, were $0.78 for the nine-month period ended March 31, 2014, compared to net loss per common share, basic and diluted, of $(0.05) for the prior corresponding nine-month period.

Non-GAAP net income was $843,170, compared to non-GAAP net income of $754,412 for the nine-month periods ended March 31, 2014 and 2013, respectively. Non-GAAP net earnings per common share, basic and diluted, were $0.01 for the nine-month period ended March 31, 2014, compared to Non-GAAP net earnings per common share, basic and diluted, of $0.00 for the prior corresponding nine-month period. Management believes that non-GAAP net income and non-GAAP net earnings per common share are important measures of USAT’s business. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that these non-GAAP financial measures serve as useful metrics for our management and investors because they enable a better understanding of the long-term performance of our business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP (United States’ Generally Accepted Accounting Principles) financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance.

A reconciliation of GAAP net income (loss) to Non-GAAP net income for the nine-months ended March 31, 2014 and 2013 is as follows:

	Nine months ended
	March 31,
	2014	2013
Net income (loss)	$27,569,371	$(823,044)
Non-GAAP adjustments:
Operating expenses
Selling, general and administrative: Proxy related costs	-	328,000
Fair value of warrant adjustment	(12,304)	1,249,456
Benefit from reduction of valuation allowances	(26,713,897)	-
Non-GAAP net income	$843,170	$754,412

Net income (loss)	$27,569,371	$(823,044)
Non-GAAP net income	$843,170	$754,412

Cumulative preferred dividends	(664,452)	(664,452)
Net income (loss) applicable to common shares	$26,904,919	$(1,487,496)
Non-GAAP net income applicable to common shares	$178,718	$89,960

Net earnings (loss) per common share (basic and diluted)	$0.78	$(0.05)
Non-GAAP net earnings per common share (basic and diluted)	$0.01	$-

Weighted average number of common shares outstanding (basic and diluted)	34,313,396	32,690,374

As used herein, non-GAAP net income represents GAAP net income (loss) excluding costs relating to the proxy contest and any adjustment for fair value of warrant liabilities and changes in the Company’s valuation allowances for taxes. As used herein, non-GAAP net earnings per common share is calculated by dividing non-GAAP net income applicable to common shares by the weighted average number of shares outstanding, and where diluted shares are required, adds back the preferred dividend since the conversion of the preferred shares are accounted for in the diluted share count.

For the nine-month period ended March 31, 2014, the Company had Adjusted EBITDA of $5,185,086, compared to $4,171,867 for the nine-month period ended March 31, 2013. Reconciliation of GAAP net income (loss) to Adjusted EBITDA for the nine-months ended March 31, 2014 and 2013 is as follows:

	Nine months ended
	March 31,
	2014	2013
Net income (loss)	$27,569,371	$(823,044)

Less interest income	(21,342)	(52,910)

Plus interest expense	182,315	109,402

Plus income tax expense (benefit)	(26,713,897)	20,734

Plus depreciation expense	3,910,110	2,742,196

Plus amortization expense	21,953	556,800

Plus change in fair value of warrant liabilities	(12,304)	1,249,456

Plus stock-based compensation	248,880	369,233

Adjusted EBITDA	$5,185,086	$4,171,867

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

LIQUIDITY AND CAPITAL RESOURCES

For the nine-month period ended March 31, 2014, net cash provided by operating activities was $4,817,958 as a result of a net income of $27,569,371, non-cash net benefit of $22,469,337 and net cash used in the change in operating assets and liabilities of $282,076. Of the $22,469,337 of net non-cash items, the most significant during the nine-month period was the benefit for income taxes of $26,727,720. In addition to the benefit for income taxes, there was a small benefit related to the decrease in the fair value of warrant liabilities, offset by charges related to depreciation and amortization of assets and the vesting and issuance of common stock for employee and director compensation. The cash used in the $282,076 change in the Company’s operating assets and liabilities was primarily the result of decreases in accounts payable and accrued expenses, offset by decreases in accounts and finance receivables, inventory and an increase in other assets.

During the nine-month period ended March 31, 2014, the Company used $7,241,647 for investing activities of which $7,211,661 related to the purchase of equipment for the JumpStart Program, including approximately $441,000 for the change in JumpStart equipment on hand in the nine-month period ended March 31, 2014. Approximately 55% of gross new connections added during the nine-months ended March 31, 2014 were from our JumpStart program.

The Company obtained net cash of $3,019,806 through financing activities, $1,000,000 of which are net proceeds from the line of credit and cash proceeds of $2,361,955 from warrant exercises, offset by $267,043 for the repayment of debt and $75,106 related to the cancellation of common stock by our executive officers to satisfy income tax liability due in connection with common stock awards.

We experienced losses from inception through June 30, 2012, with net income for the year ended June 30, 2013 and net income continuing through the nine-months ended March 31, 2014. Based upon earnings performance that the Company has achieved currently and in the recent past along with its belief that such performance will continue into future years, the Company, as of March 31, 2014, has determined that it is more likely than not that a substantial portion of its deferred tax assets will be realized and has reduced $26,713,897 of its valuation allowances recorded in prior periods. Our accumulated deficit through March 31, 2014 is composed of cumulative losses amounting to approximately $170,740,000, preferred dividends converted to common stock of approximately $2,690,000, and charges incurred for the open-market purchases of preferred stock of approximately $150,000.

As a result of the continued growth in connections to our ePort Connect service that has resulted in the strong growth in recurring revenue from license and transaction fees and the substantial improvement in GP dollars, the operating activities of the business are now providing cash to fund operations of the Company.

Adjusted EBITDA for the nine-month period ended March 31, 2014 was $5,185,086 compared to $4,171,867 for the same nine-month period a year ago. The Company reports Adjusted EBITDA to reflect the liquidity of operations and a measure of operational cash flow. Adjusted EBITDA excludes significant non-cash charges such as depreciation, amortization of intangibles, fair value warrant liability changes, stock-based compensation from net income (loss) and provision or benefit for income taxes. We believe that, provided there are no material unusual or unanticipated non-operational expenses, achieving positive Adjusted EBITDA is sustainable, and will continue to increase, as our connection base increases.

Non-GAAP net income (see above reconciliation), for the nine-month period ended March 31, 2014 was $843,170 compared to $754,412 for the same nine-month period a year ago. Non-GAAP net income excludes significant non-cash charges such as fair value warrant liability changes and the one-time benefit for income taxes related to the valuation allowance change. We believe based upon earnings performance that the Company has achieved currently and in the recent past, and the subscription based nature of our business model, we believe such performance will continue into future years.

For the three and nine-months ended March 31, 2014, cash provided by operating activities was $2,162,782 and $4,817,958, respectively. The Company believes it will continue to generate positive cash flow from operations during the remainder of the 2014 fiscal year, and into the 2015 fiscal year, as the Company adds connections to its existing base of connections, provided there are no material unanticipated or unusual non-operational events. The largest use of cash is for ePorts purchased for use in the Company’s JumpStart Program.

The Company continues to anticipate using the JumpStart Program for approximately 55% to 60% of its anticipated gross connections as a result of the potential growth in connections from the kiosk market, where many customers only require our Quick Connect™ Web service. The Company has efforts under way in sales, marketing, development and partnering efforts that are focused on securing connections from sources other than JumpStart, such as QuickConnect Web service, ePort Mobile and direct sales of its ePort hardware device.

The Company had three sources of cash available to fund and grow the business as of March 31, 2014: (1) cash and cash equivalents on hand of approximately $6.6 million; (2) the anticipated cash generated from operations; and (3) $1 million available on the line of credit with Avidbank, provided we continue to satisfy the various covenants set forth in the loan agreement. Although the line of credit matures on June 21, 2014, we anticipate that we will be able to extend the maturity date and/or increase the amount available under the line of credit or be able to procure a new line of credit to replace the existing line of credit. In addition, the Company believes the capital markets, debt and equity, would be available to provide additional sources of cash, if required.

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2014. Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes during the quarter ended March 31, 2014 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information.

Item 3. Defaults Upon Senior Securities

There were no defaults on any senior securities. However, on February 1, 2014 an additional $332,226 of dividends were accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of March 31, 2014 are $12,260,776. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

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

USA TECHNOLOGIES, INC.

Date: May 14, 2014	/s/ Stephen P. Herbert
Stephen P. Herbert,
Chief Executive Officer

Date: May 14, 2014	/s/ David M. DeMedio
David M. DeMedio
Chief Financial Officer

