Form 10-K
period 2014-06-30
USA TECHNOLOGIES INC
filed 2014-09-29
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number 000-50054

USA Technologies, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2679963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Deerfield Lane, Suite 140, Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)

(610) 989-0340
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered
Common Stock, no par value Series A Convertible Preferred Stock	The NASDAQ Stock Market LLC

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
Yes ☐ No ☒

The aggregate market value of the voting common equity securities held by non-affiliates of the Registrant was $61,214,929 as of the last business day of the most recently completed second fiscal quarter, December 31, 2013, based upon the closing price of the Registrant’s Common Stock on that date.

As of September 15, 2014, there were 35,603,271 outstanding shares of Common Stock, no par value.

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

3

USA TECHNOLOGIES, INC.

PART I

Item 1. Business.

OVERVIEW

USA Technologies, Inc. (the “Company”, “We”, “USAT”, or “Our”) was incorporated in the Commonwealth of Pennsylvania in January 1992. We are a provider of technology-enabled solutions and value-added services that facilitate electronic payment transactions primarily within the unattended Point of Sale (“POS”) market. We are a leading provider in the small ticket, beverage and food vending industry and are expanding our solutions and services to other unattended market segments, such as amusement, commercial laundry, kiosk, taxi and others. Since our founding, we have designed and marketed systems and solutions that facilitate electronic payment options, as well as telemetry and machine-to-machine (“M2M”) services, which include the ability to remotely monitor, control, and report on the results of distributed assets containing our electronic payment solutions. Historically, these distributed assets have relied on cash for payment in the form of coins or bills, whereas, our systems allow them to accept cashless payments such as through the use of credit or debit cards or other emerging contactless forms, such as mobile payment.

We derive the majority of our revenues from license and transaction fees resulting from connections to, as well as services provided by, our ePort Connect service. Connections to our service stem from the sale or lease of our POS electronic payment devices or certified payment software or the servicing of similar third-party installed POS terminals. The majority of ePort Connect customers pay a monthly fee plus a blended transaction rate on the transaction dollar volume processed by the Company. Connections to the ePort Connect service, therefore, are the most significant driver of the Company’s revenues, particularly revenues from license and transaction fees.

As of June 30, 2014, the Company had approximately 266,000 connections to its ePort Connect service, compared to approximately 214,000 connections as of June 30, 2013, representing a 24% increase. During the fiscal year ended June 30, 2014, the Company processed approximately 169 million cashless transactions totaling approximately $294 million in transaction dollars, representing a 31% increase in transaction volume and a 34% increase in dollars processed from the 129 million cashless transactions totaling approximately $219 million during the previous fiscal year ended June 30, 2013.

The above chart shows the increases over the last four fiscal years in the number of connections, revenues and the dollar value of transactions handled by us. The vertical bars depict total revenues, segmented by license and transaction fees and equipment revenues. The solid line depicts the number of connections to our ePort Connect service, as of the end of each of the last four fiscal years, as indicated by the dot at the mid-point on the revenue bar for each year. Similarly, the dollar value of transactions handled by us during each of the last four fiscal years is indicated by the dotted line and the dot at the mid-point on the revenue bar for each year.

Our solutions and services have been designed to simplify the transition to cashless for traditionally cash-only based businesses. As such, they are turnkey and include our comprehensive ePort Connect service and POS electronic payment devices or certified payment software, which are able to process traditional magnetic stripe credit and debit cards, contactless credit and debit cards and mobile payments. Standard services through ePort Connect are maintained on our proprietary operating systems and include merchant account setup on behalf of the customer, automatic processing and settlement, sales reporting and 24x7 customer support. Other value-added services that customers can choose from include things such as cashless deployment planning, cashless performance review and prepaid and loyalty products and services. Our solutions also provide flexibility to execute a variety of payment applications on a single system, transaction security, connectivity options, compliance with certification standards, and centralized, accurate, real-time sales and inventory data to manage distributed assets (wireless telemetry and M2M).

Our customers range from global food service organizations to small businesses that operate primarily in the self-serve, small ticket retail markets including beverage and food vending, amusement and arcade machines, smartphones via our ePort Mobile™ solution, commercial laundry, tolls, and various other self-serve kiosk applications as well as equipment developers or manufacturers who incorporate our ePort Connect service into their product offerings.

4

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

We believe that we have a history of being a market leader in cashless payments with a recognized brand name, a value-added proposition for our customers and a reputation of innovation in our product and services. We believe that these attributes position us to capitalize on industry trends.

THE INDUSTRY

We operate primarily in the small ticket electronic payments industry and, more specifically, the unattended POS market. We also have the ability to accept cashless payment “on the go” through mobile-based payment services, which are generally higher ticket transactions. Our solutions and services facilitate electronic payments in industries that have traditionally relied on cash transactions. We believe the following industry trends are driving growth in demand for electronic payment systems in general and more specifically within the markets we serve:

■	Ongoing shift toward electronic payment transactions and away from cash and checks;

■	Increasing demand for electronic transaction functionality from both consumers and merchant/operators; and

■	Improving POS technology and NFC equipped mobile phone payment technology.

Shift toward electronic payment transactions and away from cash and checks

There has been an ongoing shift away from paper-based methods of payment, including cash and checks, towards electronic-based methods of payment. According to The Nilson Report, December 2012, paper-based methods of payment continued to decline in 2010, representing 38.97% of transaction dollars measured compared to 50.45% in 2005. The four card-based systems—credit, debit, prepaid, and electronic benefits transfer—generated $4.22 trillion in the United States in 2011, 50.6% of transaction dollars measured, compared to 42.3% in 2006. The Nilson Report projects that by 2016 spending at merchants in the U.S., from the four card-based system to grow to $6.5 trillion, or 62.8% of total transaction dollars measured.

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

Increase in Merchant/Operator Demand. We believe that, increasingly, merchants and operators of unattended payment locations (e.g., vending machines, laundry, tabletop games, etc.) are utilizing electronic payment alternatives as a means to improve business results. The Company works with its customers to help them drive increased revenue of their distributed assets through this expanded market opportunity. In addition, electronic payment systems can provide merchants and operators real-time sales and inventory data utilized for back-office reporting and forecasting, like USA Technologies’ solutions and services, helping them to manage their business more efficiently.

Increase in Demand for Networked Assets. M2M (machine-to-machine) technology includes capturing value from wireless modules and electronic devices to improve business productivity and customer service. The term M2M describes any kind of 2-way communication system between geographically distributed devices through a centrally managed software application without human intervention and as such, the Company’s integrated POS and ePort Connect remote data management capabilities fall into this category of solution. For example, the Company’s new ePortGO™ solution integrates cashless payment with software and hardware specific to the taxi and for-hire vehicle industry. In addition, networked assets can provide valuable information regarding consumers’ purchasing patterns and payment preferences, allowing operators to more effectively tailor their offerings to consumers. According to a Verizon Wireless 2011 whitepaper (When Machines Talk, Businesses Listen), within ten years, the number of machines that can be connected should exceed sixty billion units. The Company believes that its expertise in integrating cashless payments, its scalable network data capacity, its proven ability to handle high transaction volume, and its high quality and reliable data management capabilities make it well suited for the growing opportunities in the M2M market.

POS Technology and NFC Equipped Mobile Phone Payment Improvements

Consumer Interest in Mobile Payment. NFC, or Near Field Communication, is a short range wireless connectivity technology that uses electromagnetic radio fields to enable communication between devices when there is a physical touch, or when they are within close proximity to one another. We believe that  POS terminals contactless enabled to accept NFC payments and digital wallet applications, such as Softcard, Google Wallet, Apple Pay, and others, stand to benefit from these evolving trends in mobile payment. Digital wallet is essentially a digital service, accessed via the web or a mobile phone application that serves as a substitute for the traditional credit or debit card. Providers can also market directly to targeted consumers with coupons and loyalty programs.

With over 50% of the Company’s connections contactless enabled to accept NFC payments (in addition to magnetic stripe cards) as of June 30, 2014, we believe that we are well-positioned to benefit from this emerging space.

OUR TECHNOLOGY-BASED SOLUTION

Our solutions have been designed to be turnkey and includes ePort Connect service, POS electronic payment devices, certified payment software able to process traditional magnetic stripe credit and debit cards, contactless credit and debit cards, and NFC equipped mobile phones that allow consumers to make payments with their cell phones. We believe that our ability to bundle our products and services, as well as the ability to tailor and customize them to individual customer needs, makes it easy and efficient for our customers to adopt and deploy our technology, and results in a service unmatched in the small-ticket, unattended retail market today.

The Product. The Company offers its customers several different devices or software to connect their distributed assets. These range from our QuickConnect™ Web service, more fully described below under the section “OUR PRODUCTS”, and encrypted magnetic stripe card readers to our ePort® hardware that can be attached to the door of a stand-alone terminal.

5

The Network. Our network is designed to transmit payment information from our customers’ terminals for processing and sales and diagnostic data for storage and reporting to our customers. Also, the network, through server-based software applications, provides remote management information, and enables control of the networked device’s functionality. Through our network we have the ability to upload software and update devices remotely enabling us to manage the devices easily and efficiently (e.g., change protocol functionality, provide software upgrades, and change terminal display messages).

The Connectivity Mediums. The client devices (described above) are interconnected for the transfer of our customers’ data through our ePort Connect network that provides multiple connectivity options such as phone line, ethernet, and wireless. Increased wireless connectivity options, coverage and reliability have allowed us to service a greater number of geographically dispersed customer locations. Additionally, we make it easy for our customers to deploy wireless solutions by acting as a single point of contact. We have contracted with Verizon Wireless and AT&T in the United States and Rogers Wireless in Canada in order to supply our customers with wireless network coverage.

Data Security. We are listed on the VISA Global Registry of Service Providers, meaning that VISA has reviewed and accepted our Report on Compliance (RoC) from an authorized Payment Card Industry (“PCI”) assessor as a PCI Level 1 Service Provider. Our entry on this is renewed annually, and our current entry is valid through January 31, 2015. The VISA listing can be found online at http://www.visa.com/splisting/searchGrsp.do

OUR SERVICES

For the fiscal year ended June 30, 2014, license and transaction fees generated by our ePort Connect service represented 84% of the Company’s revenues. Our ePort Connect solution provides customers with all of the following services, under one cohesive service umbrella:

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

●
M2M Telemetry and DEX data transfer. DEX, an acronym for digital exchange, is the Vending Industry’s standard way to communicate information such as sales, cash in bill validators, coins in coin boxes, sales of units by selection, pricing, door openings, and much more. USA Technologies is able to remotely transfer and push DEX data to customers’ route management systems through its DEX partner program. USA Technologies operates within the VDI (Vending Data Interchange) standards established by NAMA (National Automatic Merchandising Association) and sends DEX files compatible with most major remote management software systems.

●
Over-the-Air Update Capabilities. Automatic over-the-air updates to software, settings, and security protocol from our network to our ePort card reader keep our customers’ hardware up-to-date and enable customers to benefit from any advancement made after their hardware or software purchase.

●
Value-added Services. Access to additional services such as MORE, our loyalty and prepaid program, two-tier pricing, special promotions such our nationwide Softcard mobile payment and loyalty promotion for vending customers, as well as a menu of hardware purchasing options including JumpStart, our terminal-included service option.

●	Deployment Planning. Access to services to help operators successfully deploy cashless payment systems and integrated solutions that is based on our extensive market and customer experience data.

We enter into a processing and licensing agreement, or ePort Connect Services Agreement, with our customers pursuant to which we act as a provider of cashless financial services for the customer’s distributed asset, and the customer agrees to pay us an activation fee, monthly service fees, and transaction processing fees. Our agreements are generally cancelable by the customer upon thirty to sixty days’ notice to us. It typically takes thirty to sixty days for a new connection to begin contributing to the Company’s license and transaction fee revenues.

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

OUR PRODUCTS

ePort is the Company’s core device, which is currently being utilized in self-service, unattended markets such as vending, amusement and arcade, and various other kiosk applications. Our ePort product facilitates cashless payments by capturing payment information and transmitting it to our network for authorization with the payment system (e.g., credit card processors). Additional capabilities of our ePort consist of control/access management by authorized users, collection of audit information (e.g., date and time of sale and sales amount), diagnostic information of the host equipment, and transmission of this data back to our network for web-based reporting, or to a compatible remote management system. Our ePort products are available in several distinctive modular configurations, and as hardware, software or as an API Web service, offering our customers flexibility to install a POS solution that best fits their needs and customer demands.

●	ePort Edge™ is a one-piece design and is intended for those customers who require a magnetic swipe-only cashless system with basic features at a lower price point.

6

●
ePort G-8 is a PCI compliant two-piece design that supports traditional magnetic stripe credit/debit cards and contactless cards. The ePort G8 telemeter is also available as a stand-alone DEX telemetry solution.

●
ePort G-9 was introduced in Fiscal 2013 and became available to the market in the latter part of our second quarter of Fiscal 2014. It has been designed to offer all the features of the G-8 plus additional new features that support expanded acceptance options, consumer engagement offerings and advanced diagnostics.

●
QuickConnect is a Web service that allows a client application to securely interface with the Company’s ePort Connect service. QuickConnect essentially replaces ePort SDK (software development kit), which captured our ePort technology in software form for PC-based devices such as kiosks.

Other forms of our ePort technology include:

●
eSuds, our solution developed for the commercial laundry industry that enables laundry operators to provide customers cashless transactions via the use of their credit cards, debit cards and other payment mediums such as student IDs. Effective with the April 2013 mutually exclusive agreement with Setomatic Systems, we are no longer selling the entire eSuds solution to new customers, but we continue to provide processing services for laundry machines equipped with cashless hardware supplied by Setomatics Systems.

●
ePort Mobile is a mobile acceptance solution for credit and debit cards that is supported by USAT’s ePort Connect service. ePort Mobile is available as a download from the iTunes and Google Play Store and is also available as an All-In-One solution that includes the phone and data plan.

●
ePortGO was introduced in August 2013. ePortGO integrates our ePort Mobile solution and ePort Connect service with software developed by eTaxi USA, LLC, to address the opportunities for streamlined business process and credit and debit card acceptance in the taxi and for-hire vehicle market.

Energy Management Products. Our Company offers energy conservation products (“Energy Misers®”) that reduce the electrical power consumption of various types of existing equipment, such as vending machines, glass front coolers and other “always-on” appliances by allowing the equipment to selectively operate in a power saving mode when the full power mode is not necessary. Each of the Company’s Energy Miser products utilizes occupancy sensing technology to determine when the surrounding area is vacant or occupied. The Energy Miser then utilizes occupancy data, product temperatures, and an energy saving algorithm to selectively control certain high-energy components (e.g., compressor and fan) to realize electrical power savings over the long-term use of the equipment. Customers of our Vending Miser® product benefit from reduced energy consumption costs, depending on regional energy costs, machine type, and utilization of the machine. Our Energy Misers also reduce the overall stress loads on the equipment, helping to reduce associated maintenance costs. Energy Miser products are not currently networked to our ePort Connect service.

SPECIFIC MARKETS WE SERVE

Our current customers are primarily in the self-serve, small ticket retail markets including beverage and food vending and kiosk, commercial laundry, car wash, tolls, amusement and gaming, and office coffee. While these industry sectors represent only a small fraction of our total market potential, as described below, these are the areas where we have gained the most traction to date. In addition to being our current primary markets, we believe these sectors serve as a proof-of-concept for other unattended POS industry applications.

Vending. According to Vending Times’ 2012 Census of the Industry, annual U.S. sales in the vending industry sector were estimated to be approximately $43 billion in 2011 transacted by over 6 million machines. The Company believes these machines represent a significant market opportunity for electronic payment conversion when compared to the Company’s existing ePort Connect service base and the overall low rate of industry adoption to date. For example, in another study conducted by Automatic Merchandiser (State of the Vending Industry, June 2013) that included a representative 5.4 million machines, cashless adoption was projected at only 7% in 2012, up from 4% in 2011. The increase was attributed to higher product price points, increased acceptance of debit and credit in retail for smaller purchases, Gen X and Y/millennials joining the workforce to become vending consumers and the growing research about how cashless payment systems can increase sales. With the continued shift to electronic payments and the advancement in mobile and POS technology, we believe that the traditional beverage and food vending industry will continue to look to cashless payments and telemetry systems to improve their business results.

Kiosk. According to IHL Consulting Group’s August 2012 North American Self-Service Kiosks Market Study, which defines, for purposes of their study, a kiosk as a self-standing, technology-based, unmanned device deployed across six retail and hospitality environments, approximately $926 billion will be transacted through self-service kiosks in 2013, with compound annual growth for the subsequent three years of seven percent (7%). We believe that kiosks are becoming increasingly popular as credit, debit or contactless payment options enable kiosks to sell an increased variety of items. In addition, the study points to the increasing trend toward self-sufficiency, where time is the most important commodity of the consumer. As merchants continue to seek new ways to reach their customers through kiosk applications, we believe the need for a reliable cashless payment provider experienced with machine integration, PCI compliance and cashless payment services designed specifically for the unattended market will be of increasing value in this market. Our existing kiosk customers integrate with our cashless payment services via our QuickConnect Web service using one of our encrypted readers or ePort POS technologies.

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

Mobile Merchant. New mobile-based payment acceptance technology has made a transformational impact on an entire base of merchants that previously had almost no access to electronic-based payments. Goldman Sachs (Equity Research Report, June 19, 2012) sees the arrival of mobile technology at the micro/small merchant level addressing an estimated 13 million U.S.-based micro merchants that are likely to benefit from the ability to accept electronic payment from mobile devices. The Company believes that its mobile-based acceptance product and existing turnkey service platform align well with the market’s need for integrated, mobile payment solutions. For example, ePortGO™ demonstrates how we have utilized ePort Mobile to address the specific needs of customers in the taxi and for-hire vehicle industry. According to IBISWorld website, estimated revenues in the taxi and for-hire vehicle industry are $11 billion in the U.S. According to the Taxicab, Limousine and Paratransit Association website, there are approximately 12,400 limousine companies operating 126,000 vehicles and approximately 6,300 companies operating 171,000 taxicabs throughout the United States. Municipalities such as New York City and Washington D.C. have recently been mandating the use of in-vehicle credit/debit card acceptance and navigation features in taxis.

OUR COMPETITIVE STRENGTHS

We believe that we benefit from a number of advantages gained through our over twenty year history in our industry. They include:

1.
One-Stop Shop, End-to-End Solution. We believe that our ability to offer our customers one point of contact through a bundled cashless payment solution makes it easy and efficient for our customers to adopt and deploy our electronic payment solutions and results in a service that is unmatched in the small ticket, self-service retail market today. To our knowledge, other cashless payment solutions available in the market today require the operator to set up their own accounts for cashless processing and manage multiple service providers (i.e., hardware terminal manufacturer, wireless network provider, and/or credit card processor). We interface directly with our card processor and wireless service provider, and with our hardware solutions are able to offer a bundled solution to our customers.

7

2.
Trusted Brand Name. We believe that the ePort and Energy Miser brands have a strong national reputation for quality, reliability, and innovation. We believe that card associations, payment processors, and merchants/operators trust our system solutions and services to handle financial transactions in a secure operating environment. Our trusted brand name is best exemplified by our high level of customer retention, over two dozen exclusive three-year agreements with customers for use of our ePort Connect service. We have agreements with partners like Visa and Verizon Wireless as well as several one-way exclusive relationships which we have solidified with leading organizations within the unattended POS industry, including Setomatic Systems, AMI Entertainment Network, Inc., Innovative Foto, and Air-Serv.

3.
Market Leadership. We believe we have the largest installed base of unattended POS electronic payment systems in the unattended small-ticket retail market for food and beverage vending and we are continuing to expand to other adjacent markets such as laundry, taxi, amusement and gaming and kiosks. As of June 30, 2014, we had approximately 266,000 connections to our network. Our installed base supports our sales and marketing initiatives by enhancing our ability to establish or expand our market position. Finally, we believe our installed base provides multiple opportunities for referrals for new business, either from the merchant or operator of the deployed asset or through one of our several strategic relationships.

4.
Attractive Value Proposition for Our Customers. We believe that our solutions provide our customers an attractive value proposition. Our solutions and services make possible increased purchases by consumers who in the past were limited to the physical cash on hand while making a purchase at an unattended terminal, thereby increasing the universe of potential customers and the buying activity of those customers. In addition, value-added offerings and services such as Two-Tier Pricing, which allows the operator to charge different amounts for the same product depending upon how the consumer choices to pay, and M2M telemetry provide operators with the ability to pursue additional opportunities to reduce costs and improve operating efficiencies. Lastly, new consumer engagement services further extend the potential for customers to build new revenue opportunities, customer loyalty and brand distinction.

5.
Increasing Scale and Financial Stability. Due to the continued growth in connections to the Company’s ePort Connect service, during the 2014 fiscal year, 84% of the Company’s revenues were from licensing and processing fees which are recurring in nature. We believe that this growing scale provides us improved financial stability and the footprint to market and distribute our products and services more effectively and in more markets than most of our competitors.

6.
Customer-Focused Research and Development. Our research and development initiatives focus primarily on adding features and functionality to our electronic payment solutions based on customer input and emerging market trends. Since we began operations in 1992 and through June 30, 2014, we have been granted 87 patents (US and International) and currently have 10 patent applications pending. We have generated considerable intellectual property and know-how associated with creating a seamless, end-to-end experience for our customers.

OUR GROWTH OPPORTUNITY

Our primary objective is to continue to enhance our position as a leading provider of technology that enables electronic payment transactions and value-added services primarily at small-ticket, self-service retail locations such as vending, kiosks, commercial laundry, and other similar markets. The Company believes its service-approach business model can create a high-margin stream of recurring revenues that could create a foundation for long-term value and continued growth. Key elements of our strategy are to:

Drive Growth in Connections

Leverage Existing Customers/Partners. We have a solid base of key customers across multiple markets, particularly in vending, that have currently deployed our solutions and services to just a small portion of their deployed base. As a result, they are a key component of our plan to drive future sales. We have worked to build these relationships, drive future deployments, and develop customized network interfaces. Our customers have seen the benefits of our products and services first-hand and we believe they represent the largest opportunity to scale connections to our service.

Expand Distribution and Sales Reach. We are intently focused on driving profitable growth through efficient sales channels. Added sales resources and new distribution relationships have led to approximately 2,250 new ePort Connect customers as well as increased penetration in markets such as amusement and arcade, and commercial laundry in fiscal year 2014.

Further Penetrate Attractive Adjacent Markets. We plan to continue to introduce our turnkey solutions and services to various adjacent markets such as the broad-based kiosk market and other similar markets by leveraging our expertise in cashless payment integration combined with the capacity and uniqueness of our ePort Connect solution.

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

Expanding the Value of our Service

Capitalize on the emerging NFC and growing mobile payments trends. With over 50% of our connected base contactless enabled to accept NFC payments (including mobile wallets), the Company believes that continued increases in consumer preferences towards contactless payments represents a significant opportunity for the Company to further drive adoption.

Continuous Innovation. We are continuously enhancing our solutions and services in order to satisfy our customers and the end-consumers relying on our products at the POS locations. Our product innovation team is always working to enhance the design, size, and speed of data transmission, as well as security and compatibility with other electronic payment solution providers’ technologies. We believe our continued innovation will lead to further adoption of USAT’s solutions and services in the unattended POS payments market.

Leverage Intellectual Property. Through June 30, 2014, we have been granted 87 patents which contain various claims, including claims relating to payment processing, networking and energy management devices. In addition, we own numerous trademarks, copyrights, and trade secrets. We will continue to explore ways to leverage this intellectual property in order to add value for our customers, attain an increased share of the market, and possibly generate licensing revenues.

8

SALES AND MARKETING

The Company’s sales strategy includes both direct sales and channel development, depending on the particular dynamics of each of our markets. Our marketing strategy is diversified and includes media relations, direct mail, conferences, and client referrals. As of August 31, 2014, the Company was marketing and selling its products through its full and part-time sales staff consisting of nineteen people.

Direct Sales

Our direct sales efforts are currently primarily focused on the beverage and food vending industry, although we continue to further develop our presence in our ancillary market segments.

Indirect Sales/ Distribution

As part of our strategy to expand our sales reach while optimizing resources, we also have agreements with select resellers in the car wash, amusement and arcade, and vending markets. We also have a strategic marketing relationship in the commercial laundry market that makes the Company the exclusive service provider to Setomatic Systems’ POS offering, SpyderWash. We have also entered into agreements with resellers and distributors in connection with our energy management products.

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

IMPORTANT RELATIONSHIPS

Verizon Wireless

In April 2011, we signed an agreement with Verizon for access to their digital wireless wide area network for the transport of data, including credit card transactions and inventory management data. The initial term of the agreement is three years, expiring April 2014. In August 2013, we signed an amendment to this agreement which extended the term until April 2016. At the end of the term, the agreement automatically renews for successive one month periods unless terminated by either party upon thirty days’ notice.

On September 21, 2011, the Company and Verizon entered into a Joint Marketing Addendum (the “Verizon Agreement”) which amended the agreement described above. Pursuant to the Verizon Agreement, the Company and Verizon would work together to help identify business opportunities for the Company’s products and services. Verizon may introduce the Company to existing or potential Verizon customers that Verizon believes are potential purchasers of the Company’s products or services, and may attend sales calls with the Company made to these customers. The Company and Verizon would collaborate on marketing and communications materials that would be used by each of them to educate and inform customers regarding their joint marketing work. Verizon has the right to list the Company’s products and services in its Data Solutions Guide for use by its sales and marketing employees and in its external website. The Company has agreed to pay to Verizon a one-time referral fee for each customer introduced to the Company by Verizon that becomes a customer of the Company. The Verizon Marketing Agreement is terminable by either party upon 45 days’ notice.

VISA

As of October 12, 2011, following implementation of the Durbin Amendment, we entered into a one-year agreement with VISA to establish a new, fixed debit interchange rate. On October 8, 2012, we entered into a first amendment pursuant to which the original one-year term was extended until October 31, 2013, and further automatically renewed for an additional year, or until October 31, 2014.

Compass/Foodbuy

As per its website, Compass is a $12 billion organization with locations worldwide, is the leader in vending, food service management and support services, is the largest national vending operating company, has over 500,000 associations, and is one of the leading owners and operators of vending machines in the United States. Compass is a division of UK-based Compass Group PLC.

On June 30, 2009, we entered into a Master Purchase Agreement (“MPA”) with Foodbuy, LLC (“Foodbuy”), the procurement company for Compass Group USA, Inc. (“Compass”) and other customers. The MPA provides, among other things, that for a period of thirty-six months, Foodbuy on behalf of Compass shall utilize USAT as the sole credit or debit card vending system hardware and related software and connect services provider for not less than seventy-five percent of the vending machines of Compass utilizing cashless payments solutions. The MPA also provides that for a period of thirty-six months from the effective date of the agreement, USAT shall be a preferred supplier and provider to Foodbuy and its customers, including Compass, of USAT’s products and services. The MPA automatically renews for successive one-year periods unless terminated by either party upon sixty days’ notice prior to the end of any such one year renewal period. On July 1, 2009, USAT and Compass, in conjunction with the MPA described above, entered into a Quick Start Master Lease Agreement pursuant to which Compass could purchase ePort devices utilizing USAT’s Quick Start Program. The Quick Start Program enables Compass to acquire USAT’s ePort devices through a 36 month non-cancellable lease. Under the Quick Start Program, Compass will pay USAT a monthly amount, per terminal, that includes the lease of the ePort hardware and activation fee. Compass would be able to utilize the Quick Start Program to acquire ePorts during the three year term of the Master Purchase Agreement referred to above. In addition, on July 1, 2009, USAT and Compass, in conjunction with the MPA described above, also entered into a three year ePort Connect Services Agreement pursuant to which USAT will provide Compass with all card processing, data, network, communications and financial services, and DEX telemetry data services required in connection with all Compass vending machines utilizing ePorts. The agreement automatically renews for successive one year periods unless terminated by either party upon sixty days’ notice prior to the end of any such one year renewal period. During the fiscal year ended June 30, 2014, Foodbuy and its customers, including Compass, represented 23% of our total revenues.

AMI Entertainment

On August 22, 2011, we entered into an exclusive three-year agreement with AMI Entertainment (“AMI”) as their exclusive processor of credit and debit cards and other electronic payments in connection with equipment operated on AMI’s network in the U.S. and Canada. The agreement is subject to renewal for one year periods thereafter, subject to notice of non-renewal by either party; the agreement renewed for one year in August 2014. AMI manufactures various types of amusement, entertainment and music equipment for sale to third party users.

9

Setomatic Systems

In April 2013, we entered into an three-year exclusive agreement with Setomatic Systems (“Setomatic”), a privately owned and operated developer and manufacturer of both open and closed loop card payment systems, drop coin meters and electronic timers for the commercial laundry industry. Under the terms of the agreement, the Company, through our ePort Connect® service, will act as the exclusive service provider for all credit/debit card processing for all new customers of Setomatic’s SpyderWash, a credit/debit card acceptance product. Similarly, the Company will market its ePort Connect service in the United States laundry market exclusively through Setomatic.

Softcard

During Fiscal 2013, the Company entered into a strategic marketing agreement with Softcard (formerly known as ISIS), a mobile commerce joint venture comprised of the three major telecommunication companies; Verizon Wireless, AT&T Mobility and T-Mobile USA. As part of the agreement, the Company was a participant in the Softcard Mobile Wallet in their two launch markets, Austin and Salt Lake City, during Fiscal 2013 for which it received financial and marketing support from Softcard. In addition, in April 2013, the Company announced, with Softcard, what we believe is the largest nationwide loyalty program in vending. The promotion is designed to allow any of our vending customers nationwide the ability to participate in Softcard Mobile Wallet payment and loyalty rewards program, provided that their locations are enabled for Softcard SmartTap technology for loyalty tracking. Consumers using the Softcard Mobile Wallet at one of these terminals would be eligible to receive their fifth vend free. Under the terms of the agreement covering the promotion, Softcard, through the Company, would essentially reimburse our vending customers for that free vend.

JUMP START PROGRAM

In order to accelerate adoption in the marketplace as well as increase the Company’s license and transaction fee revenues, the Company commenced a program for its customers referred to as the JumpStart Program (“JumpStart”) in December 2009. Pursuant to the JumpStart Program, customers acquire the ePort cashless device at no upfront cost by paying a higher monthly service fee, avoiding the need to make a major upfront capital investment. The Company would continue to own the ePort device utilized by its customer. At the time of the shipment of the ePort device, the customer is obligated to pay to the Company a one-time activation fee, and is later obligated to pay monthly ePort Connect service fees in accordance with the terms of the customer’s contract with the Company, in addition to transaction processing fees generated from the device.

In fiscal 2014, the Company added approximately 60% of its gross connections through JumpStart. The Company anticipates using the JumpStart Program for a similar approximately 60% to 65% of its anticipated new connections in Fiscal 2015.

MANUFACTURING

The Company utilizes independent third party companies for the manufacturing of its products. Our internal manufacturing process mainly consists of quality assurance of materials and testing of finished goods received from our contract manufacturers. We have not entered into a long-term contract with our contract manufacturers, nor have we agreed to commit to purchase certain quantities of materials or finished goods from our manufacturers beyond those submitted under routine purchase orders, typically covering short-term forecasts.

COMPETITION

We are a leading provider and believe we have the largest installed base of unattended POS electronic payment systems in the small ticket, beverage and food vending industry. Factors that we consider to be our competitive advantages are described above under “OUR COMPETITIVE STRENGTHS.” Our competitors are increasingly and actively marketing  products and services that compete with our products and services in the vending space including manufacturers who may include in their new vending machines their own (or another third party’s) cashless payment systems and services. These major competitors include Crane Payment Innovations, Coin Acceptors Inc. (Coinco), Cantaloupe Systems, Inc. and Coca-Cola Refreshments USA, Inc. While we believe our products and services are superior to our competitors’, many of our competitors are much larger enterprises and have substantially greater revenues. In addition to these competitors, there are also numerous credit card processors that offer card processing services to traditional retail establishments that could decide to offer similar services to the industries that we serve.

In the cashless laundry market, our joint solution with Setomatic Systems competes with hardware manufacturers, who provide joint solutions to their customers in partnership with payment processors, and with at least one competitor who provides an integrated hardware and payment processing solution.

CUSTOMER CONCENTRATIONS

Financial instruments that subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts and finance receivables. The Company maintains cash and cash equivalents with various financial institutions. Approximately 22% and 41% of the Company’s trade accounts and finance receivables at June 30, 2014 and 2013, respectively, were concentrated with one customer. Approximately 26%, 37%, and 43% of the Company’s license and transaction processing revenues for the years ended June 30, 2014, 2013, and 2012, respectively, were concentrated with one and two customer(s), respectively: 26%, 26%, and 25%, respectively for each year, with one; and 11%, and 18%, for the years ended June 30, 2013, and 2012, respectively, with another. There was no concentration of equipment sales revenue for the years ended June 30, 2014, 2013, and 2012. The Company’s customers are principally located in the United States.

TRADEMARKS, PROPRIETARY INFORMATION, AND PATENTS

The Company owns US federal registrations for the following trademarks and service marks: Blue Light Sequence®, Business Express®, CM2iQ®, Creating Value Through Innovation®, EnergyMiser®, ePort®, ePort Connect®, ePort Edge®, ePort GO®, ePort Mobile®, eSuds®, Intelligent Vending®, PC Express®, Public PC®, SnackMiser®, TransAct®, USA Technologies® USALive®, VendingMiser®, and VM2iQ®. The Company owns pending applications for US federal registration of the following trademarks and service marks: Horizontal Blue Light Sequence™and QuickConnect™.

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

10

Through June 30, 2014, 87 patents have been granted to the Company, including 74 United States patents and 13 foreign patents, and 7 United States and 3 foreign patent applications are pending. Of the 87 patents, 79 are still in force.

The Company filed for re-examination of U.S. Patent No. 7,131,575 (Reexamination Control No. 90/008,437) and for reexamination of U.S. Patent No. 6,505,095 (Reexamination Control No. 90/008,448). On January 6, 2009, the U.S. Patent Office issued an Ex Parte Reexamination Certificate in connection with U.S. Patent No. 7,131,575 confirming patentability without any amendment to the claims. On August 11, 2009, the U.S. Patent Office issued an Ex Parte Reexamination Certificate in connection with U.S. Patent No. 6,505,095 which, among other things, approved amendments to certain of the prior claims and approved twelve new claims, for a total of 43 claims.

RESEARCH AND DEVELOPMENT

Research and development expenses, which are included in selling, general and administrative expense in the Consolidated Statements of Operations, were approximately $1,018,000, $901,000, and $1,038,000, for the years ended June 30, 2014, 2013, and 2012, respectively.

EMPLOYEES

On August 31, 2014, the Company had fifty-six full-time employees and five part-time employees.

11

Item 1A. Risk Factors.

Risks Relating to Our Business

We have a history of losses since inception and if we continue to incur losses, the price of our shares can be expected to fall.

We experienced losses from inception through June 30, 2012, with net income for the year ended June 30, 2013 and June 30, 2014. However, continued profitability is not assured. From our inception through June 30, 2014, our cumulative losses from operations are approximately $171 million. For our fiscal year ended June 30, 2012, we incurred a net loss of $5,211,238, due primarily to the fact that our revenues had not been sufficient to sustain our operations. Until the Company’s products and services can generate sufficient annual revenues, the Company will be required to use its cash and cash equivalents on hand, its line of credit, and may raise capital to meet its cash flow requirements including the issuance of Common Stock or debt financing. For the year ended June 30, 2014 and 2013, we earned net income of $27,530,652, which includes a benefit for income taxes of $27,255,398 and $854,123, respectively. If we incur losses in the future, the price of our common stock can be expected to fall.

The occurrence of unusual or unanticipated non-operational expenses may require us to divert our cash resources from achieving our business plan, adversely affecting our financial performance and resulting in the decline of our stock price.

Our fiscal year 2015 business plan assumes that no material unusual or unanticipated non-operational expenses would be incurred by us. In the event we would incur any such expenses, we would anticipate diverting our cash resources from our JumpStart program in order to fund any such expenses. During the fiscal year ending June 30, 2015, we anticipate utilizing substantial cash resources in connection with the JumpStart program. Any such reduction may cause our anticipated connections, revenues, gross profits, adjusted EBITDA, and other financial metrics for the 2015 fiscal year and beyond to be materially adversely affected. In such event, the price of our common stock could be expected to fall.

We may require additional financing or find it necessary to raise capital to sustain our operations and without it we may not be able to achieve our business plan.

At June 30, 2014, we had working capital deficit of $611,010. We had operating cash flows of $7,085,400, $6,038,952, and $78,236, for the fiscal years ended June 30, 2014, 2013, and 2012, respectively. The foregoing does not reflect, and is not sufficient to pay for, our investments in the JumpStart Program of $10.9 million, $9 million and $5.8 million incurred during the fiscal years 2014, 2013 and 2012, respectively. Although we believe that we have adequate existing resources to provide for our funding requirements through at least July 1, 2015, there can be no assurances that we will be able to continue to generate sufficient funds thereafter. Unless we maintain or grow our current level of operations and maintain or reduce the number of JumpStart connections, we may need additional funds to continue these operations. We may also need additional capital to update our technology or respond to unusual or unanticipated non-operational events. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Our future operating results may fluctuate.

Our future operating results will depend significantly on our ability to continue to drive revenues from license and transaction fees and our ability to develop and commercialize new products and services. Our operating results may fluctuate based upon many factors, including:

●	fluctuations in revenue generated by our business;
●	fluctuations in operating expenses;
●	our ability to establish or maintain effective relationships with significant partners and suppliers on acceptable terms;
●	the amount of debit or credit card interchange rates that are charged by Visa and Mastercard;
●	the fees that we charge our customers for processing services;
●	the successful operation of our network;
●	the commercial success of our customers, which could be affected by such factors as general economic conditions;
●	the level of product and price competition;
●	the timing and cost of, and our ability to develop and successfully commercialize, new or enhanced products and services;
●	activities of, and acquisitions or announcements by, competitors;
●	the impact from any impairment of inventory, goodwill, fixed assets or intangibles;
●	the ability to increase the number of customer connections to our network;
●	marketing programs which delay realization by us of monthly service fees on our new connections;
●	the material breach of security of any of the Company’s systems or third party systems utilized by the Company; and
●	the anticipation of and response to technological changes, including mobile commerce.

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

12

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

We have derived, and believe we may continue to derive, a significant portion of our revenues from one large customer or a limited number of large customers. Approximately 22% and 41% of the Company’s trade accounts and finance receivables at June 30, 2014 and 2013, respectively, were concentrated with one customer. Approximately 26%, 37%, and 43% of the Company’s license and transaction processing revenues for the years ended June 30, 2014, 2013, and 2012, respectively, were concentrated with one and two customer(s), respectively: 26%, 26%, and 25%, respectively for each year, with one; and 11%, and 18%, for the years ended June 30, 2013, and 2012, respectively, with another. There was no concentration of equipment sales revenue for the years ended June 30, 2014, 2013, and 2012.

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

We have entered into an employment agreement with Mr. Herbert that expires on January 1, 2015 and with Mr. DeMedio which expires on June 30, 2015, each of which contains confidentiality and non-compete agreements.

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

Through June 30, 2014, we had 10 pending United States and foreign patent applications, and will consider filing applications for additional patents covering aspects of our future developments, although there can be no assurance that we will do so. In addition, there can be no assurance that we will maintain or prosecute these applications. The United States Government and other countries have granted us 87 patents as of June 30, 2014. There can be no assurance that:

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

If any of our products or services is found to have infringed any patent, there can be no assurance that we will be able to obtain licenses to continue to manufacture, use, sell, and license such product or service or that we will not have to pay damages and/or be enjoined as a result of such infringement. Even if a patent application is granted for any of our products, there can be no assurance that the patented technology will be a commercial success or result in any profits to us.

If we are unable to adequately protect our proprietary technology or fail to enforce or prosecute our patents against others, third parties may be able to compete more effectively against us, which could result in the loss of customers and our business being adversely affected. Patent and proprietary rights litigation entails substantial legal and other costs, and diverts Company resources as well as the attention of our management. There can be no assurance we will have the necessary financial resources to appropriately defend or prosecute our intellectual property rights in connection with any such litigation.

Competition from others could prevent the Company from increasing revenue and achieving its growth plans.

While we are a leading provider and believe we have the largest installed base of unattended POS electronic payment systems in the small ticket, beverage and food vending industry, our competitors are increasingly and actively marketing products and services that compete with our products and services in this vending space. The competition includes manufacturers who may include in their new vending machines their own (or another third party’s) cashless payment systems and services other than our systems and services. While we believe our products and services are superior to our competitors, many of our competitors are much larger enterprises and have substantially greater revenues. In addition to these competitors, there are also numerous credit card processors that offer card processing services to traditional retail establishments that could decide to offer similar services to the industries that we serve. Competition from other companies, including those that are well established and have substantially greater resources, may reduce our profitability or reduce our business opportunities. Competition may result in lower profit margins on our products or may reduce potential profits or result in a loss of some or all of our customer base. To the extent that our competitors are able to offer more attractive technology, our ability to compete could be adversely affected.

The termination of any of our relationships with third parties upon whom we rely for supplies and services that are critical to our products could adversely affect our business and delay achievement of our business plan.

We depend on arrangements with third parties for a variety of component parts used in our products. We have contracted with various suppliers to assist us to develop and manufacture our ePort® products. For other components, we do not have supply contracts with any of our third-party suppliers and we purchase components as needed from time to time. We have contracted with Xand to host our network in a secure, 24/7 environment to ensure the reliability of our network services. We also have contracted with multiple land-based telecommunications providers to ensure the reliability of our land-based network. If these business relationships are terminated, the implementation of our business plan may be delayed until an alternative supplier or service provider can be retained. If we are unable to find another source or one that is comparable, the content and quality of our products could suffer and our business, operating results and financial condition could be harmed.

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

Substantially all of our customers may terminate their network service contracts with us for any or no reason upon providing us with thirty or sixty days’ advance notice. Accordingly, consistent demand for and satisfaction with our products by our customers is critical to our financial condition and future success. Problems, defects, or dissatisfaction with our products or services or competition in the marketplace could cause us to lose a substantial number of our customers with minimal notice. If a substantial number of our customers were to exercise their termination rights, it would result in a material adverse effect to our business, operating results, and financial condition.

Our reliance on our wireless telecommunication service provider exposes us to a number of risks over which we have no control, including risks with respect to increased prices and termination of essential services.

The operation of our wireless networked devices depends upon the capacity, reliability and security of services provided to us by our wireless telecommunication services providers, AT&T Mobility and Verizon Wireless. We have no control over the operation, quality or maintenance of these services or whether the vendor will improve its services or continue to provide services that are essential to our business. In addition, subject to our existing contracts with them, our wireless telecommunication services providers may increase their prices, which would increase our costs. If our wireless telecommunication services providers were to cease to provide essential services or to significantly increase prices, we could be required to find alternative vendors for these services. With a limited number of vendors, we could experience significant delays in obtaining new or replacement services, which could lead to slowdowns or failures of our network. In addition, we may have to replace our existing ePort® devices that are already installed in the marketplace and which are utilizing the existing vendor’s services. This could significantly harm our reputation and could cause us to lose customers and revenues.

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

Protection against fraud is of key importance to purchasers and end-users of our products. We incorporate security features, such as encryption software and secure hardware, into our products to protect against fraud in electronic payment transactions and to ensure the privacy and integrity of consumer data. We design and test our products to industry security standards and our products and methodologies are under periodic review and improvement. We also maintain the highest level PCI validation standard as mandated by the card industry and engage third party auditors not only to ensure that we meet the highest industry standards, but also to advise us on improving our security methods. Nevertheless, our products and services and third party products and services that are utilized by us may be vulnerable to breaches in security due to defects in our security mechanisms, the operating system and applications in our hardware platform. Security vulnerabilities could jeopardize the security of information transmitted or stored using our products. The security of the information in our products is compromised, our reputation and marketplace acceptance of our products will be adversely affected, which would adversely affect our results of operations, and subject us to potential liability. If our security applications are breached and sensitive data is lost or stolen, we could incur significant costs to not only assess and repair any damage to our systems, but also to reimburse customers for losses that occur from the fraudulent use of the data. We may also be subject to fines and penalties from the credit card associations in the event of the loss of confidential card information.

Our products and services may be vulnerable to security breach.

Credit card issuers have promulgated credit card security guidelines as part of their ongoing efforts to battle identity theft and credit card fraud. We continue to work with credit card issuers to assure that our products and services comply with these rules. There can be no assurances, however, that our products and services or third party products and services utilized by us are invulnerable to unauthorized access or hacking. When there is unauthorized access to credit card data that results in financial loss, there is the potential that parties could seek damages from us, and our business reputation may be materially adversely affected.

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

The ability to recruit, retain and develop qualified personnel is critical to the Company’s success and growth.

For the Company to successfully compete and grow, it must retain, recruit and develop the necessary personnel who can provide the needed expertise required in its business. In addition, the Company must develop its personnel to provide succession plans capable of maintaining continuity in the midst of the inevitable unpredictability of human capital. However, the market for qualified personnel is competitive and the Company may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. The Company’s effort to retain and develop personnel may also result in significant additional expenses. The Company cannot assure that key personnel, including executive officers, will continue to be employed or that it will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on the Company.

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

In addition, our articles of incorporation prohibit the declaration of any dividends on our common stock unless and until all unpaid and accumulated dividends on the series A convertible preferred stock have been declared and paid. Through September 15, 2014, the unpaid and cumulative dividends on the series A convertible preferred stock are $12,593,002. As of June 30, 2014, each share of series A convertible preferred stock was convertible into 0.1940 of a share of common stock at the option of the holder and is subject to further adjustment as provided in our Articles of Incorporation. The unpaid and cumulative dividends on the series A convertible preferred stock are convertible into shares of our common stock at the rate of $1,000 per share at the option of the holder. During the year ended June 30, 2014, none of our series A convertible preferred stock and no cumulative preferred dividends were converted into shares of common stock.

Our articles of incorporation also provide that the preferred stock has a liquidation preference over the common stock in the amount of $10 per share plus accrued and unpaid dividends. As of June 30, 2014, the liquidation preference was $16,690,456.

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

Our articles of incorporation provide that upon a merger or sale of substantially all of our assets or upon the disposition of more than 50% of our voting power, the holders of at least 60% of the preferred stock may elect to have such transaction treated as a liquidation and be entitled to receive their liquidation preference. Upon our liquidation, the holders of our preferred stock are entitled to receive a liquidation preference prior to any distribution to the holders of common stock which as of June 30, 2014 is equal to $16,690,456.

The terms of the warrants that were issued in March 2011 to acquire up to 3,900,000 shares of common stock at $2.6058 per share which expire in September 2016 provide that upon a Fundamental Transaction (as defined in the warrant) the holder shall have the right to have the warrant purchased by the Company for cash at its Black Scholes Value (as defined in the warrant). The term Fundamental Transaction includes a merger, sale of substantially all of our assets, or if any person shall acquire 50% or more of the voting power of our shares. The Black Scholes Value (as defined in the warrant) payable as of June 30, 2014 was approximately $3.1 million.

We may issue additional shares of our common stock, which could depress the market price of our common stock and dilute your ownership.

As of September 15, 2014, we had issued and outstanding warrants to purchase 4,309,000 shares of our common stock. The shares underlying 4,264,000 of these warrants have been registered and may be freely sold. Market sales of large amounts of our common stock, or the potential for those sales even if they do not actually occur, may have the effect of depressing the market price of our common stock. In addition, if our future financing needs require us to issue additional shares of common stock or securities convertible into common stock, the supply of common stock available for resale could be increased which could stimulate trading activity and cause the market price of our common stock to drop, even if our business is doing well. Furthermore, the issuance of any additional shares of our common stock including those pursuant to the exercise of warrants by the holders thereof, or securities convertible into our common stock could be substantially dilutive to holders of our common stock.

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

As of September 15, 2014, the Company has 4,264,000 of our shares underlying warrants exercisable at $2.6058 per share at any time before September 18, 2016 which are required to be registered by us for resale under applicable securities laws. Sales in the public market of a substantial number of the shares underlying these warrants, or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital, should we wish to do so, through the sale of additional common stock. We are unable to estimate the number of shares that may be sold because this will depend on the market price for our common stock, the personal circumstances of the sellers and other factors.

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

Item 2. Properties.

The Company conducts its operations from various facilities under operating leases. The Company leases 17,249 square feet of space located in Malvern, Pennsylvania for its principal executive office and for general administrative functions, sales activities, product development, and customer support. The lease term expires on April 30, 2016. As of June 30, 2014, the Company’s rent payment for this facility is approximately $31,000 per month.

The Company also leases 11,250 square feet of space in Malvern, Pennsylvania for its product warehousing and shipping under a lease agreement, which expires on February 28, 2016. As of June 30, 2014, the Company’s rent payment is approximately $5,000 per month.

Item 3. Legal Proceedings.

From time to time, the Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position and results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on The NASDAQ Global Market under the symbol USAT. The high and low bid prices on The NASDAQ Global Market for the common stock were as follows:

Year ended June 30, 2014	High	Low
First Quarter (through September 30, 2013)	$2.18	$1.60
Second Quarter (through December 31, 2013)	$2.01	$1.40
Third Quarter (through March 31, 2014)	$2.48	$1.80
Fourth Quarter (through June 30, 2014)	$2.24	$1.73

Year ended June 30, 2013	High	Low
First Quarter (through September 30, 2012)	$1.75	$1.16
Second Quarter (through December 31, 2012)	$1.97	$1.22
Third Quarter (through March 31, 2013)	$2.75	$1.73
Fourth Quarter (through June 30, 2013)	$2.65	$1.60

On September 15, 2014, there were 618 record holders of the Common Stock and 321 record holders of the Preferred Stock.

The holders of the Common Stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company’s Common Stock or Preferred Stock. No dividend may be paid on the Common Stock until all accumulated and unpaid dividends on the Preferred Stock have been paid. As of September 15, 2014, such accumulated unpaid dividends amounted to $12,593,002. The Preferred Stock is also entitled to a liquidation preference over the Common Stock which as of June 30, 2014 equaled $16,690,456.

As of June 30, 2014, equity securities authorized for issuance by the Company with respect to compensation plans were as follows:

Plan category	Number of Securities to be issued upon exercise of outstanding options and warrants (a)	Weighted average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	120,000	$2.05	1,218,991	(1)

Total	120,000	$2.05	1,218,991

(1) Represents 88,991 shares of Common Stock issuable under the Company’s 2012 Stock Incentive Plan as approved by shareholders on June 28, 2012, and 500,000 shares of Common Stock issuable under the Company’s 2013 Stock Incentive Plan as approved by shareholders on June 21, 2013 for use in compensating employees, officers and directors, and 630,000 shares of Common Stock underlying stock options issuable under the Company’s 2014 Stock Option Incentive Plan as approved by shareholders on June 18, 2014 for use in compensating employees, officers and directors. The shares either have been, or will be registered with the Securities and Exchange Commission as employee benefit plans under Form S-8.

As of September 15, 2014, shares of Common Stock reserved for future issuance were as follows:

●	4,309,000 shares issuable upon the exercise of common stock warrants at exercise prices ranging from $2.10 to $2.6058 per share; all warrants were exercisable as of September 15, 2014;

●	98,529 shares issuable upon the conversion of outstanding Preferred Stock and cumulative Preferred Stock dividends;

●	31,484 shares issuable under the 2012 Stock Incentive Plan;

●	466,740 shares issuable under the 2013 Stock Incentive Plan;
●	750,000 shares underlying stock options issued or to be issued under the 2014 Stock Option Incentive Plan; and
●	140,000 shares issuable to our former CEO upon the occurrence of a USA Transaction.

PERFORMANCE GRAPH

The following graph shows a comparison of the 5-year cumulative total shareholder return for our common stock with The NASDAQ Composite Index and the S&P 500 Information Technology Index for small cap companies in the United States. The graph assumes a $100 investment on June 30, 2009 in our common stock and in the NASDAQ Composite Index and the S&P 500 Information Technology Index, including reinvestment of dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

Among USA Technologies, Inc., The NASDAQ Composite Index and The S&P 500 Information Technology Index

Total Return For:	Jun-09	Jun-10	Jun-11	Jun-12	Jun-13	Jun-14
USA Technologies, Inc.	$100	$16	$73	$48	$57	$69
NASDAQ Composite	$100	$115	$151	$160	$185	$240
S&P 500 Information Technology Index	$100	$115	$143	$161	$170	$220

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

Item 6. Selected Financial Data.

The following selected financial data for the five years ended June 30, 2014 are derived from the audited consolidated financial statements of USA Technologies, Inc. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information.

	Year ended June 30,
	2014	2013	2012	2011	2010
OPERATIONS DATA

Revenues	$42,344,964	$35,940,244	$29,017,243	$22,868,789	$15,771,106

Operating income (loss)	$436,332	$713,925	$(7,000,392)	$(5,688,217)	$(11,595,697)

Net Income (loss)	$27,530,652	$854,123	$(5,211,238)	$(6,457,067)	$(11,571,495)

Cumulative preferred dividends	(664,452)	(664,452)	(664,452)	(665,577)	(735,139)
Net income (loss) applicable to common shares	$26,866,200	$189,671	$(5,875,690)	$(7,122,644)	$(12,306,634)

Net earnings (loss) per common share - basic	$0.78	$0.01	$(0.18)	$(0.26)	$(0.55)

Net earnings (loss) per common share - diluted	$0.78	$0.01	$(0.18)	$(0.26)	$(0.55)

Cash dividends per common share	-	-	-	-	-

BALANCE SHEET DATA
Total assets	$70,764,242	$36,576,196	$33,219,657	$36,004,005	$29,848,424
Long-term debt	$422,776	$369,906	$728,330	$253,061	$596,155
Shareholders’ equity	$53,736,667	$23,379,191	$21,655,022	$26,125,531	$22,812,172

The following unaudited quarterly financial operations data for the years ended June 30, 2014 and June 30, 2013 is derived from the audited consolidated financial statements of USA Technologies, Inc. and its interim reports for the quarters therein. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information.

	UNAUDITED
YEAR ENDED JUNE 30, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Revenues	$10,123,058	$10,570,514	$10,443,932	$11,207,460	$42,344,964

Gross profit	$3,582,771	$3,830,133	$3,997,788	$3,662,144	$15,072,836

Operating income (loss)	$128,918	$509,690	$365,535	$(567,811)	$436,332

Net income (loss)	$293,654	$409,191	$26,866,526	$(38,719)	$27,530,652

Cumulative preferred dividends	$(332,226)	$-	$(332,226)	$-	$(664,452)

Net income (loss) applicable to common shares	$(38,572)	$409,191	$26,534,300	$(38,719)	$26,866,200

Net earnings (loss) per common share - basic	$-	$0.01	$0.75	$-	$0.78

Weighted average number of common shares outstanding	33,324,295	34,136,884	35,504,911	35,517,099	34,613,497

Net earnings (loss) per common share - diluted	$-	$0.01	$0.75	$-	$0.78

Diluted weighted average number of common shares outstanding	33,324,295	34,222,731	35,504,911	35,517,099	34,613,497

	UNAUDITED
YEAR ENDED JUNE 30, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Revenues	$8,390,277	$8,884,321	$8,980,804	$9,684,842	$35,940,244

Gross profit	$3,144,281	$3,600,181	$3,681,339	$3,670,812	$14,096,613

Operating income (loss)	$(414,232)	$567,650	$350,219	$210,288	$713,925

Net income (loss)	$39,140	$153,758	$(1,015,943)	$1,677,168	$854,123

Cumulative preferred dividends	$(332,226)	$-	$(332,226)	$-	$(664,452)

Net income (loss) applicable to common shares	$(293,086)	$153,758	$(1,348,169)	$1,677,168	$189,671

Net earnings (loss) per common share - basic	$(0.01)	$-	$(0.04)	$0.05	$0.01

Weighted average number of common shares outstanding	32,518,230	32,734,394	32,821,345	33,080,641	32,787,673

Net earnings (loss) per common share - diluted	$(0.01)	$-	$(0.04)	$0.05	$0.01

Diluted weighted average number of common shares outstanding	32,518,230	33,468,336	32,821,345	34,115,444	33,613,346

The following unaudited quarterly cash flow data for the years ended June 30, 2014 and June 30, 2013 is derived from the audited consolidated financial statements of USA Technologies, Inc. and its interim reports for the quarters therein. The data reflects the reclassification of the cash used for purchase of property for the rental program from operating activities to investing activities. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information.

	UNAUDITED
YEAR ENDED JUNE 30, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Net cash provided by operating activities	$911,824	$1,743,352	$2,162,782	$2,267,442	$7,085,400

Net cash used in investing activities	$(2,089,601)	$(2,478,986)	$(2,673,060)	$(675,805)	$(7,917,452)

Net cash provided by financing activities	$1,008,677	$1,578,733	$432,396	$903,566	$3,923,372

Net increase (decrease) in cash and cash equivalents	(169,100)	843,099	(77,882)	2,495,203	3,091,320

Cash and cash equivalents at beginning of year	5,981,000	5,811,900	6,654,999	6,577,117	5,981,000

Cash and cash equivalents at end of year	$5,811,900	$6,654,999	$6,577,117	$9,072,320	$9,072,320

	UNAUDITED
YEAR ENDED JUNE 30, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Net cash provided by (used in) operating activities	$678,010	$1,922,175	$(217,437)	$3,656,204	$6,038,952

Net cash used in investing activities	$(2,076,915)	$(2,515,533)	$(1,790,849)	$(2,797,540)	$(9,180,837)

Net cash provided by (used in) financing activities	$1,175,963	$(563,999)	$910,477	$1,173,799	$2,696,240

Net increase (decrease) in cash and cash equivalents	(222,942)	(1,157,357)	(1,097,809)	2,032,463	(445,645)

Cash and cash equivalents at beginning of year	6,426,645	6,203,703	5,046,346	3,948,537	6,426,645

Cash and cash equivalents at end of year	$6,203,703	$5,046,346	$3,948,537	$5,981,000	$5,981,000

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

CRITICAL ACCOUNTING POLICIES

GENERAL

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. We believe the policies and estimates related to revenue recognition, software development costs, impairment of long-lived assets, goodwill and intangible assets, and investments represent our critical accounting policies and estimates. Future results may differ from our estimates under different assumptions or conditions.

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

LONG LIVED ASSETS

In accordance with the Financial Accounting Standards Board Accounting Standards Codification® (“ASC”) Topic 360 “Impairment or Disposal of Long-lived Assets”, the Company reviews its definite lived long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value. In the period when the plan of sale criteria of ASC 360 are met, definite lived long-lived assets are reported as held for sale, depreciation and amortization cease, and the assets are reported at the lower of carrying value or fair value less costs to sell.

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with ASC 350, “Intangibles – Goodwill and Other”. Under ASC 350, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. In September 2011, the FASB issued ASU No. 2011-08, which amends current guidance to allow the Company to first assess qualitative factors to determine if it is necessary to perform the two-step quantitative impairment test. If after this assessment the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test are unnecessary. If after this assessment the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, than the Company will perform the first step of the two-step impairment test. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a quantitative method, including a discounted cash flow analysis to complete the first step in this process. We also give consideration to our market capitalization. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill as a result of its testing on April 1, 2014, April 1, 2013, and April 1, 2012.

The Company trademarks with an indefinite economic life are not being amortized. The trademarks, not subject to amortization, are related to the miser asset group and consist of the following trademarks: 1) VendingMiser, 2) CoolerMiser, 3) PlugMiser and 4) SnackMiser. The Company tests indefinite-lived intangible assets for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a relief from royalty analysis to complete the first step in this process. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date for its indefinite-lived intangible assets. There was no impairment expense recorded during the fiscal year ended June 30, 2014, 2013 and 2012.

Patents and trademarks, with an estimated economic life, are carried at cost less accumulated amortization, which is calculated on a straight-line basis over their estimated economic life. The Company reviews intangibles, subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows resulting from the use of the asset and its eventual disposition is less than its carrying amount. The amount of the impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For the years ended June 30, 2014, 2013, and 2012, the Company has concluded there has been no impairment of its other patents or trademarks that are subject to amortization.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2014 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2013

Results for the fiscal year ended June 30, 2014 continued to demonstrate growth and improvements in the Company’s operations as compared to the fiscal year ended June 30, 2013. Highlights of year over year improvements include:

●	$27.3 million of deferred tax assets recognized;
●	Total revenue up 18% to $42.3 million;
●	Recurring license and transaction fee revenue up 19% to $35.6 million; and
●	Total connections to its ePort Connect service base as of June 30, 2014 up 24% as compared to June 30, 2013.

Revenues for the fiscal year ended June 30, 2014 were $42,344,964, consisting of $35,638,121 of license and transactions fees and $6,706,843 of equipment sales, compared to $35,940,244 for the fiscal year ended June 30, 2013, consisting of $30,044,429 of license and transaction fees and $5,895,815 of equipment sales. The increase in total revenue of $6,404,720, or 18%, was primarily due to an increase in license and transaction fees of $5,593,692, or 19%, from the prior year, and an increase in equipment sales of $811,028 or 14%, from the prior year.

Revenue from license and transaction fees, which represented 84% of total revenue for fiscal 2014, is primarily attributable to monthly ePort Connect® service fees and transaction processing fees. Highlights for fiscal 2014 include:

●
Adding 52,000 net connections to our service, consisting of 76,000 new connections to our ePort Connect service in fiscal 2014, offset by 24,000 deactivations, compared to 50,000 net connections added in fiscal 2013;

●
As of June 30, 2014, the Company had approximately 266,000 connections to the ePort Connect service compared to approximately 214,000 connections to the ePort Connect service as of June 30, 2013, an increase of 52,000 net connections or 24%;

●	Increases in the number of small-ticket, credit/debit transactions and dollars handled for fiscal 2014 of 31% and 34%, respectively, compared to the same period a year ago; and
●	ePort Connect customer base grew 24% from June 30, 2013.

The increase in license and transaction fees was due to the growth in ePort Connect service fees and transaction dollars that stems from the increased number of connections to our ePort Connect service. As of June 30, 2014, the Company had approximately 266,000 connections to the ePort Connect service compared to approximately 214,000 connections to the ePort Connect service as of June 30, 2013. During the year ended June 30, 2014, the Company added approximately 52,000 net connections to our network compared to approximately 50,000 net connections added during the year ended June 30, 2013.

Pursuant to its agreements with customers, in addition to ePort Connect service fees, the Company earns transaction processing fees equal to a percentage of the dollar volume processed by the Company. During the year ended June 30, 2014, the Company processed approximately 169 million transactions totaling approximately $294 million compared to approximately 129 million transactions totaling approximately $219 million during the year ended June 30, 2013, an increase of approximately 31% in the number of transactions and approximately 34% in the value of transactions processed.

New customers added to our ePort® Connect service during the fiscal year ended June 30, 2014 totaled 2,250, bringing the total number of customers to approximately 7,300 as of June 30, 2014. The Company added approximately 1,750 new customers in the year ended June 30, 2013. By comparison, the Company had approximately 5,050 customers as of June 30, 2013, representing a 45% increase during the past twelve months. The Company views the total installed base of machines managed by its customers that have yet to transition to cashless payment, as a key strategic opportunity for future growth in connections. We count a customer as a new customer upon the signing of their ePort Connect service agreement. When a reseller sells our ePort, we count a customer as a new customer upon the signing of the applicable services agreement with the customer.

The $811,028 increase in equipment sales was a result of an increase of approximately $1,058,000 related to ePort® products, offset by decreases of approximately $174,000 in Energy Miser products and approximately $73,000 in other products. The $1,058,000 increase in ePort products is directly attributable to selling more units and an increase in activation fees during the current fiscal year. The $174,000 decrease in Energy Miser products is directly attributable to selling fewer units during the current fiscal year.

Cost of sales consisted of cost of services for license and transaction fee related costs of $23,018,001 and $18,219,945 and equipment costs of $4,254,127 and $3,623,686, for the years ended June 30, 2014 and 2013, respectively. The increase in total cost of sales of $5,428,497, or 25%, was due to an increase in cost of services of $4,798,056 that stemmed from the greater number of connections to the Company’s ePort Connect service and increases in transaction dollars processed by those connections. Also, there was an increase in cost of equipment sales of $630,441 due to selling more units during the period.

Gross profit (“GP”) for the year ended June 30, 2014 was $15,072,836 compared to GP of $14,096,613 for the previous fiscal year, an increase of $976,223, or 7%, of which $12,620,120 is attributable to license and transaction fees GP and $2,452,716 of equipment sales GP. Overall gross profit margins decreased from 39% to 36% due to a decrease in license and transaction fees margins to 35%, from 39% in the prior fiscal year and by a decrease in equipment sales margins to 37%, from 39% in the prior fiscal year. Lower license and transaction fee margins are largely attributable to approximately 24,000 deactivations that occurred during the fiscal year primarily attributable to one customer as well as the impact of certain new JumpStart connections associated with grace periods under sales incentives. For the new connections associated with the grace periods, the Company incurred costs without receiving the associated monthly service fees.

Selling, general and administrative (“SG&A”) expenses of $14,036,016 for the fiscal year ended June 30, 2014, increased by $1,967,450 or 16%, from the prior fiscal year. The overall increase is comprised of approximately a $1,207,000 increase in employee and director compensation and benefit expenses; $329,000 in professional services, $224,000 increase in sales and marketing expenses; and, smaller, numerous, net increases in several other expenses totaling $207,000. The increase in employee and director compensation and benefits expenses predominantly related to expanding our base of employees, sales commissions and bonuses for record connections added in fiscal 2014 as well as bonus accruals related to performance-based compensation arrangements.

Other income and expense for the year ended June 30, 2014, primarily consisted of a reduction of $26.7 million of the valuation allowance we had on our deferred tax assets as the Company believes that it is more likely than not it will be able to utilize net operating loss carryforwards to offset future taxable earnings. Also included is $65,429 of non-cash gain for the change in the fair value of the Company’s warrant liabilities. The primary factor affecting the change in fair value is the decrease in the Black-Scholes value of the warrants from June 30, 2013 to June 30, 2014, which factored in the increase in the Company’s stock price as well as a decrease in its volatility during that period.

The fiscal year ended June 30, 2014 resulted in net income of $27,530,652 compared to net income of $854,123 for the fiscal year ended June 30, 2013, an improvement of $26,676,529 between fiscal years. Included in net income for the fiscal year ended June 30, 2014 is a benefit from reduction income tax valuation allowances of $26,713,897. After preferred dividends of $664,452 for each fiscal year, net income applicable to common shareholders was $26,866,200 and $189,671 for the fiscal years ended 2014 and 2013, respectively. For the fiscal year ended June 30, 2014, net earnings per common share (basic and diluted) were $0.78, compared to net earnings per common share (basic and diluted) of $0.01.

Non-GAAP net income was $751,326 for the year ended June 30, 2014, compared to non-GAAP net income of $914,195 for the year ended June 30, 2013. Management believes that non-GAAP net income, non-GAAP net income is an important measure of USAT’s business. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that non-GAAP financial measures serve as useful metrics for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP (United States’ Generally Accepted Accounting Principles) financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance.

A reconciliation of net income to Non-GAAP net income for the years ended June 30, 2014 and 2013 is as follows:

	Year ended June 30,
	2014	2013
Net income	$27,530,652	$854,123
Non-GAAP adjustments:
Operating expenses
Selling, general and administrative:
Proxy related costs	-	328,000
Fair value of warrant adjustment	(65,429)	(267,928)
Benefit from reduction of valuation allowances	(26,713,897)	-
Non-GAAP net income	$751,326	$914,195

Net income	$27,530,652	$854,123
Non-GAAP net income	$751,326	$914,195

Cumulative preferred dividends	(664,452)	(664,452)
Net income applicable to common shares	$26,866,200	$189,671
Non-GAAP net income applicable to common shares	$86,874	$249,743

Net earnings per common share - basic	$0.78	$0.01
Non-GAAP net earnings per common share - basic	$-	$0.01

Weighted average number of common shares outstanding - basic	34,613,497	32,787,673

Net earnings per common share - diluted	$0.78	$0.01
Non-GAAP net earnings per common share - diluted	$-	$0.01

Diluted weighted average number of common shares outstanding	34,613,497	33,613,346

As used herein, non-GAAP net income represents GAAP net income excluding costs relating to the proxy contest, any adjustment for fair value of warrant liabilities and changes in the Company’s valuation allowances for taxes. As used herein, non-GAAP net earnings per common share is calculated by dividing non-GAAP net income applicable to common shares by the weighted average number of shares outstanding, and where diluted shares are required, adds back the preferred dividend since the conversion of preferred shares are accounted for in the diluted share count.

For the fiscal year ended June 30, 2014, the Company had Adjusted EBITDA of $6,451,311. Reconciliation of net income to Adjusted EBITDA for the years ended June 30, 2014 and 2013 is as follows:

	Year ended June 30,
	2014	2013
Net income	$27,530,652	$854,123

Less interest income	(30,337)	(57,121)

Plus interest expense	256,844	157,205

Plus income tax expense (benefit)	(27,255,398)	27,646

Plus depreciation expense	5,463,985	3,837,174

Plus amortization expense	21,953	742,400

Plus change in fair value of warrant liabilities	(65,429)	(267,928)

Plus stock-based compensation	529,041	502,907

Adjusted EBITDA	$6,451,311	$5,796,406

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

FISCAL YEAR ENDED JUNE 30, 2013 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2012

Results for the fiscal year ended June 30, 2013 continued to demonstrate significant growth and improvements in the Company’s operations. Highlights of year over year improvements include:

●	Total revenue up 24%;
●	Recurring license and transaction fee revenue up 29%;
●	ePort Connect service base up 30%;
●	Gross profit dollars up 42%, and
●	Net income of $854,000 (includes $268,000 non-cash income for change in fair value of warrants), from a net loss of ($5.2) million (includes $1.8 million non-cash income for fair value of warrants).

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

The increase in license and transaction fees was due to the growth in ePort Connect service fees and transaction dollars that stems from the increased number of connections to our ePort Connect service. As of June 30, 2013, the Company had approximately 214,000 connections to the ePort Connect service compared to approximately 164,000 connections to the ePort Connect service as of June 30, 2012. During the year ended June 30, 2013, the Company added approximately 50,000 net connections to our network compared to approximately 45,000 net connections added during the year ended June 30, 2012. Connections added as part of our JumpStart program represented approximately 70% and 65% of net connections added during the 2013 and 2012 fiscal years, respectively.

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

FISCAL QUARTER ENDED JUNE 30, 2014 COMPARED TO FISCAL QUARTER ENDED JUNE 30, 2013

Results for the fiscal quarter ended June 30, 2014 continued to demonstrate growth and improvements in the Company’s operations as compared to the fiscal quarter ended June 30, 2013. Highlights of year over year improvements include:

●	Recurring license and transaction fee revenue up 16% to $9 million; and
●	Total connections to its ePort Connect service as of June 30, 2014 up 24% as compared to June 30, 2013.

Revenues for the quarter ended June 30, 2014 were $11,207,460, consisting of $9,460,303 of license and transactions fees and $1,747,157 of equipment sales, compared to $9,684,842 for the quarter ended June 30, 2013, consisting of $8,172,243 of license and transaction fees and $1,512,599 of equipment sales. The increase in total revenue of $1,522,618, or 16%, was primarily due to an increase in license and transaction fees of $1,288,060, or 16%, from the prior year quarter, and an increase in equipment sales of $234,558 or 16%, from the same period in the prior year.

Revenue from license and transaction fees, which represented 84% of total revenue for the quarter ended June 30, 2014, is primarily attributable to monthly ePort Connect® service fees and transaction processing fees. Highlights for the quarter ended June 30, 2014 include:

●	Adding 22,000 net connections to our service compared to 18,000 net connections added in the same quarter of Fiscal 2013;
●	Increases in the number of small-ticket, credit/debit transactions and dollars handled in the fourth quarter of 29% and 32%, respectively, compared to the same period a year ago; and
●	ePort Connect customer base grew 45% from June 30, 2013.

The increase in license and transaction fees was due to the growth in ePort Connect service fees and transaction dollars handled from the increased number of connections to our ePort Connect service due to increased sales and/or rentals to our customers. As of June 30, 2014, the Company had approximately 266,000 connections to the ePort Connect service compared to approximately 214,000 connections to the ePort Connect service as of June 30, 2013. During the quarter ended June 30, 2014, the Company added approximately 22,000 net connections to our network as compared to approximately 18,000 net connections during the quarter ended June 30, 2013.

Pursuant to its agreements with customers, in addition to ePort Connect service fees, the Company earns transaction processing fees equal to a percentage of the dollar volume processed by the Company. During the quarter ended June 30, 2014, the Company processed approximately 47 million transactions totaling approximately $83 million compared to approximately 36 million transactions totaling approximately $63 million during the quarter ended June 30, 2013, an increase of approximately 29% and 32% in the number of transactions and the value of transactions processed, respectively.

New customers added to our ePort® Connect service during the quarter ended June 30, 2014 totaled 650, bringing the total number of customers to approximately 7,300 as of June 30, 2014. The Company added approximately 525 new customers in the quarter ended June 30, 2013. By comparison, the Company had approximately 5,050 customers as of June 30, 2013, representing a 45% increase during the past twelve months. The Company views the total installed base of machines managed by its customers that have yet to transition to cashless payment, as a key strategic opportunity for future growth in connections. We count a customer as a new customer upon the signing of their ePort Connect service agreement. When a reseller sells our ePort, we count a customer as a new customer upon the signing of the applicable services agreement with the customer.

The $234,558 increase in equipment sales was a result of an increase of approximately $326,000 in our ePort® products, offset by a decrease of approximately $59,000 in our Energy Miser products and by a decrease of approximately $32,000, net, in other products. The $326,000 increase in ePort® products is directly attributable to selling more units during the quarter ended June 30, 2014 than during the quarter ended June 30, 2013.

Cost of sales consisted of cost of services for network and transaction fee related costs of $6,327,432 and $5,139,129 and equipment costs of $1,217,884 and $874,901, for the quarters ended June 30, 2014 and 2013, respectively. The increase in total cost of sales of $1,531,286, or 25% was due to an increase in cost of services of $1,188,303 and an increase in equipment costs of $342,983. The increase in cost of services was predominantly related to increases in the number of connections to our ePort Connect service network and increases in transaction processing volume. The increase in equipment costs is attributable to selling more units during the quarter ended June 30, 2014 compared to the quarter end June 30, 2013.

Gross profit (“GP”) for the quarter ended June 30, 2014 was $3,662,144 compared to GP of $3,670,812 for the previous corresponding quarter, a decrease of $8,668, of which $99,757 represents increased GP for license and transaction fees, offset by a decrease of $108,425 of equipment sales GP. Overall gross profit margins decreased from 38% to 33% for the quarter ended June 30, 2014 due to a decline in license and transaction fees margins to 33% from 37% in the prior year and a decline in equipment sales margins to 30% from 42% in the prior year. License and transaction fee margins decreased due to the impact of certain new JumpStart connections associated with grace periods under sales incentives as well as deactivations primarily from one large customer during the 2014 fiscal year. For the new connections associated with the grace periods, the Company incurred costs without receiving the associated monthly service fees. The decrease in equipment sales margins was mainly due to certain sales incentives.

Selling, general and administrative (“SG&A”) expenses of $4,067,804 for the quarter ended June 30, 2014 increased $917,268, or 29%, from the same quarter in the prior fiscal year. Fiscal 2013 SG&A expenses included benefits of approximately $250,000: $150,000 for the reversal of sales tax audit assessment accruals recorded in fiscal 2012 that were finalized at a lower amount in fiscal 2013, and $100,000 for third-party contractual reimbursement for previously expensed product development costs. Outside of these assessment accruals and expenses reversed in our fourth quarter a year ago, SG&A expenses increased approximately $670,000 predominantly attributable to increases of approximately $413,000 in employee and director compensation and benefits expenses; $107,000 in professional services; and numerous, smaller net increases in other expenses totaling $150,000. Approximately $223,000 of the $413,000 increase in employee and director compensation and benefits expenses predominantly related to expanding our base of employees; and, the remaining $190,000 of the compensation increase mostly related to sales commissions and bonuses for connections added in our fourth fiscal quarter of 2014 as well as year-end bonus accruals related to performance-based compensation arrangements.

Other income and expense for the quarter ended June 30, 2014, primarily consisted of $541,502 as our provision for deferred income taxes. Also included is $53,125 of non-cash gain for the change in the fair value of the Company’s warrant liabilities. The primary factor affecting the change in fair value is the decrease in the Black-Scholes value of the warrants from March 31, 2014 to June 30, 2014, which factored in the increase in the Company’s stock price as well as a decrease in its volatility during that period.

The quarter ended June 30, 2014 resulted in a net loss of $38,719 compared to net income of $1,677,168 for the quarter ended June 30, 2013. For the quarter ended June 30, 2014, net loss per common share (basic and diluted), was $0.00 compared to the quarter ended June 30, 2013 net earnings per common share (basic and diluted) of $0.05.

Non-GAAP net loss was $91,844, compared to non-GAAP net income of $159,784 for the quarters ended June 30, 2014 and 2013, respectively. Management believes that non-GAAP net income (loss) is an important measures of USAT’s business. Management uses non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that these non-GAAP financial measures serve as useful metrics for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance.

Reconciliation of net income (loss) to Non-GAAP net income (loss) for the quarters ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30,
	2014	2013
Net income (loss)	$(38,719)	$1,677,168
Non-GAAP adjustments:
Fair value of warrant adjustment	(53,125)	(1,517,384)
Non-GAAP net income (loss)	$(91,844)	$159,784

Net income (loss)	$(38,719)	$1,677,168
Non-GAAP net income (loss)	$(91,844)	$159,784

Cumulative preferred dividends	-	-
Net income (loss) applicable to common shares	$(38,719)	$1,677,168
Non-GAAP net income (loss) applicable to common shares	$(91,844)	$159,784

Net earnings (loss) per common share - basic	$-	$0.05
Non-GAAP net earnings (loss) per common share - basic	$-	$-

Weighted average number of common shares outstanding - basic	35,517,099	33,080,641

Net earnings (loss) per common share - diluted	$-	$0.05
Non-GAAP net earnings (loss) per common share - diluted	$-	$-
Diluted weighted average number of common shares outstanding	35,517,099	34,115,444

As used herein, non-GAAP net income (loss) represents GAAP net income (loss) excluding costs relating to any adjustment for fair value of warrant liabilities and changes in the Company’s valuation allowances for taxes. As used herein, non-GAAP diluted earnings (loss) per common share is calculated by dividing non-GAAP net income (loss) applicable to common shares by the diluted weighted average number of shares outstanding.

For the quarter ended June 30, 2014, the Company had an Adjusted EBITDA of $1,266,225. Reconciliation of net income (loss) to Adjusted EBITDA for the quarters ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30,
	2014	2013
Net income (loss)	$(38,719)	$1,677,168

Less interest income	(8,995)	(4,212)

Plus interest expense	74,529	47,804

Plus income tax expense (benefit)	(541,501)	6,911

Plus depreciation expense	1,553,875	1,094,978

Plus amortization expense	-	185,600

Plus change in fair value of warrant liabilities	(53,125)	(1,517,384)

Plus stock-based compensation	280,161	133,674

Adjusted EBITDA	$1,266,225	$1,624,539

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2014, net cash provided by operating activities was $7,085,400 as a result of net income of $27,530,652, non-cash net benefit of $21,220,722 and net cash provided by the change in operating assets and liabilities of $775,470. Of the $21,220,722 of non-cash activities, the most significant during fiscal year 2014 was the benefit for income taxes of $27,301,266. In addition to the benefit for income taxes, there was a small benefit related to the decrease in the fair value of warrant liabilities, offset by charges related to depreciation and amortization of assets, and the vesting and issuance of common stock for employee and director compensation. The cash used in the $775,470 change in the Company’s operating assets and liabilities was the result of decreases in inventory and finance receivables and increases in liabilities offset by increases in accounts receivable and prepaid expenses and other assets.

During the year ended June 30, 2014, the Company used $7,917,452 in investing activities of which $10,883,473 related to the purchase of equipment for the JumpStart Program, including approximately $869,000 for the change in JumpStart equipment on hand in the fiscal year ended June 30, 2014 and $2,995,095 related to the proceeds received under the sale-leaseback transactions. Approximately 60% of gross new connections added during the fiscal year ended June 30, 2014 were from our JumpStart program.

The Company obtained net cash of $3,923,372 through financing activities, $2,000,000 of which are from the Line of Credit, cash proceeds of $2,361,956 from warrant exercises, and $24,847 from excess tax benefits from share-based compensation, offset by $374,411 related to repayment of debt and $89,020 related to cancellation of common stock by our executive officers to satisfy income tax liability due in connection with common stock awards.

We experienced losses from inception through June 30, 2012, with net income for the year ended June 30, 2013 and net income continuing through the year ended June 30, 2014.  Based upon earnings performance that the Company has achieved currently and in the recent past along with its belief that such performance will continue into future years, the Company, during the 2014 fiscal year, has determined that it is more likely than not that a substantial portion of its deferred tax assets will be realized and has reduced $26,713,897 of its valuation allowances recorded in prior periods. Our accumulated deficit through June 30, 2014 is composed of cumulative losses amounting to approximately $170,770,000, preferred dividends converted to common stock of approximately $2,690,000, and charges incurred for the open-market purchases of preferred stock of approximately $150,000.

As a result of the continued growth in connections to our ePort Connect service that has resulted in the strong growth in recurring revenue from license and transaction fees and the improvement in GP dollars, the operating activities of the business are now providing cash to fund operations of the Company.

Adjusted EBITDA for the year ended June 30, 2014 was $6,451,311 compared to $5,796,406 for the prior fiscal year. The Company reports Adjusted EBITDA to reflect the liquidity of operations and a measure of operational cash flow. Adjusted EBITDA excludes significant non-cash charges such as depreciation, amortization of intangibles, fair value warrant liability changes, stock-based compensation from net income and changes to the Company’s valuation allowances for taxes. We believe that, provided there are no unusual or unanticipated material non-operational expenses, achieving positive Adjusted EBITDA is sustainable, and will continue to increase, as our connection base increases.

For the year ended June 30, 2014, net cash provided by operating activities was $7,085,400. The Company believes it will continue to generate positive cash flow from operations during the 2015 fiscal year, as the Company adds connections to its existing base of connections, provided there are no material unanticipated or unusual non-operational events.

The largest use of cash by the Company was for ePorts purchased for use in the Company’s JumpStart Program. The Company continues to anticipate using the JumpStart Program for approximately 60% to 65% of its anticipated gross connections as a result of the potential growth in connections from the kiosk market, where many customers only require our Quick Connect™ Web service and not ePort hardware devices. The Company has efforts under way in sales, marketing, development and partnering efforts that are focused on securing connections from sources other than JumpStart, such as QuickConnect Web service, ePort Mobile and direct sales of its ePort hardware device.

During June 2014, and as described in Note 16 to the consolidated financial statements, Varilease Finance, Inc. (“Varilease”) purchased from the Company certain ePort equipment for an aggregate of $2,995,095. During July 2014, and as described in note 17 to the consolidated financial statements, Varilease purchased from the Company additional ePort equipment for an aggregate of $4,993,879. The Company intends to utilize the proceeds from the sale of the equipment for working capital purposes and may also explore and consider utilizing a portion of these proceeds for other purposes.

On June 17, 2014, the Company and Avidbank increased the aggregate amount of advances available under the line of credit from $5,000,000 to $7,000,000 and extended the maturity date to June 21, 2015.

The Company has four sources of cash available to fund and grow the business as of June 30, 2014: (1) cash and cash equivalents on hand of approximately $9 million; (2) the anticipated cash generated from operations; (3) $5 million from the Varilease Sale Leaseback Agreements obtained in July 2014; and (4) $2 million available under the line of credit with Avidbank, provided we continue to satisfy the various covenants set forth in the loan agreement. Although the line of credit matures on June 21, 2015, we anticipate that we will be able to extend the maturity date of line of credit or be able to procure a new line of credit to replace the existing line of credit. In addition, the Company believes the capital markets, debt and equity, would be available to provide additional sources of cash, if required.

Therefore, the Company believes its existing cash and cash equivalents and available cash resources as of June 30, 2014, would provide sufficient funds through at least July 1, 2015 in order to meet its cash requirements, including payment of its accrued expenses and payables, any cash resources to be utilized for the JumpStart program, other anticipated capital expenditures, and the repayment of long-term debt.

CONTRACTUAL OBLIGATIONS

As of June 30, 2014, the Company had certain contractual obligations due over a period of time as summarized in the following table:

	Payments due by period

		Less Than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$8,452	$8,452	$-	$-	$-
Capital Lease Obligations	486,271	198,416	264,493	23,362	-
Operating Lease Obligations, other	798,315	435,578	362,737	-	-
Operating Lease Obligations under Sale Leaseback	2,965,143	988,381	1,976,762	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-
Total	$4,258,181	$1,630,827	$2,603,992	$23,362	$-

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

Item 8. Financial Statements and Supplementary Data.

USA TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
USA Technologies, Inc.

We have audited the accompanying consolidated balance sheets of USA Technologies, Inc. and subsidiaries as of June 30, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2014. Our audits also included the financial statement schedule of USA Technologies, Inc. listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of USA Technologies, Inc. and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey LLP

New York, NY
September 29, 2014

 USA Technologies, Inc.
Consolidated Balance Sheets

	June 30,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$9,072,320	$5,981,000
Accounts receivable, less allowance for uncollectible accounts of $63,000 and $18,000, respectively	2,683,579	2,620,684
Finance receivables	119,793	116,444
Inventory	1,486,777	1,823,615
Prepaid expenses and other current assets	363,367	184,336
Deferred income taxes	907,691	-
Total current assets	14,633,527	10,726,079

Finance receivables, less current portion	352,794	408,674
Other assets	190,703	84,117
Property and equipment, net	21,138,580	17,240,065
Deferred income taxes	26,353,330	-
Intangibles, net	432,100	454,053
Goodwill	7,663,208	7,663,208
Total assets	$70,764,242	$36,576,196

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,753,911	$7,301,247
Accrued expenses	1,915,799	1,468,184
Line of credit	5,000,000	3,000,000
Current obligations under long-term debt	172,911	247,152
Income taxes payable	21,021	-
Deferred gain from sale-leaseback transactions	380,895	-
Total current liabilities	15,244,537	12,016,583

Long-term liabilities:
Long-term debt, less current portion	249,865	122,754
Accrued expenses, less current portion	186,174	366,785
Deferred tax liabilities	-	40,245
Warrant liabilities	585,209	650,638
Deferred gain from sale-leaseback transactions, less current portion	761,790	-
Total long-term liabilities	1,783,038	1,180,422
Total liabilities	17,027,575	13,197,005

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000 Series A convertible preferred- Authorized shares- 900,000 Issued and outstanding shares- 442,968 (liquidation preference of $16,690,456 and $16,026,004, respectively)	3,138,056	3,138,056
Common stock, no par value: Authorized shares- 640,000,000 Issued and outstanding shares- 35,514,685 and 33,284,232, respectively	224,210,197	221,383,373
Accumulated deficit	(173,611,586)	(201,142,238)

Total shareholders’ equity	53,736,667	23,379,191

Total liabilities and shareholders’ equity	$70,764,242	$36,576,196

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations

	Year ended June 30,
	2014	2013	2012

Revenues:
License and transaction fees	$35,638,121	$30,044,429	$23,370,754
Equipment sales	6,706,843	5,895,815	5,646,489
Total revenues	42,344,964	35,940,244	29,017,243

Cost of services	23,018,001	18,219,945	15,312,966
Cost of equipment	4,254,127	3,623,686	3,743,226
Gross profit	15,072,836	14,096,613	9,961,051

Operating expenses:
Selling, general and administrative	14,036,016	12,068,566	15,460,668
Depreciation and amortization	600,488	1,314,122	1,500,775
Total operating expenses	14,636,504	13,382,688	16,961,443
Operating income (loss)	436,332	713,925	(7,000,392)

Other income (expense):
Interest income	30,337	57,121	72,059
Interest expense	(256,844)	(157,205)	(83,993)
Change in fair value of warrant liabilities	65,429	267,928	1,813,687
Total other income (expense), net	(161,078)	167,844	1,801,753

Income (loss) before benefit (provision) for income taxes	275,254	881,769	(5,198,639)
Benefit (provision) for income taxes	27,255,398	(27,646)	(12,599)
Net income (loss)	27,530,652	854,123	(5,211,238)
Cumulative preferred dividends	(664,452)	(664,452)	(664,452)
Net income (loss) applicable to common shares	$26,866,200	$189,671	$(5,875,690)
Net earnings (loss) per common share - basic	$0.78	$0.01	$(0.18)

Weighted average number of common shares outstanding	34,613,497	32,787,673	32,423,987
Net earnings (loss) per common share - diluted	$0.78	$0.01	$(0.18)
Diluted weighted average number of common shares outstanding	34,613,497	33,613,346	32,423,987

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Shareholders’ Equity

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance, June 30, 2011	442,968	$3,138,056	32,281,140	$219,772,598	(196,785,123)	$26,125,531

Exercise of 4,550 warrants at $2.20 resulting in issuance of common stock	-	-	4,550	10,010	-	10,010
Cashless exercise of 2,767 warrants resulting in issuance of common stock	-	-	990	-	-	-
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2010 Stock Incentive Plan	-	-	120,472	248,851	-	248,851
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2011 Stock Incentive Plan	-	-	141,666	335,636	-	335,636
Vesting of shares under the 2012 Stock Incentive Plan	-	-	-	197,613	-	197,613
Retirement of common stock	-	-	(38,749)	(51,381)	-	(51,381)
Net loss	-	-	-	-	(5,211,238)	(5,211,238)
Balance, June 30, 2012	442,968	3,138,056	32,510,069	220,513,327	(201,996,361)	21,655,022

Exercise of 382,503 warrants at $1.13 resulting in issuance of common stock	-	-	382,503	432,229	-	432,229
Cashless exercise of 36,186 warrants resulting in issuance of common stock	-	-	17,094	-	-	-
Warrants issued in conjunction with Line of Credit Amendment	-	-	-	55,962	-	55,962
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2010 Stock Incentive Plan	-	-	62,942	68,723	-	68,723
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2011 Stock Incentive Plan	-	-	96,665	157,645	-	157,645
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2012 Stock Incentive Plan	-	-	279,806	276,539	-	276,539
Retirement of common stock	-	-	(64,847)	(121,052)	-	(121,052)
Net Income	-	-	-	-	854,123	854,123
Balance, June 30, 2013	442,968	$3,138,056	33,284,232	$221,383,373	$(201,142,238)	$23,379,191

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Shareholders’ Equity (Continued)

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Exercise of 2,090,226 warrants at $1.13 resulting in issuance of common stock	-	-	2,090,226	2,361,956	-	2,361,956
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2010 Stock Incentive Plan	-	-	6,668	6,024	-	6,024
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2011 Stock Incentive Plan	-	-	51,667	17,366	-	17,366
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2012 Stock Incentive Plan	-	-	131,203	505,651	-	505,651
Retirement of common stock	-	-	(49,311)	(89,020)	-	(89,020)
Excess tax benefits from share-based compensation	-	-	-	24,847	-	24,847
Net Income	-	-	-	-	27,530,652	27,530,652
Balance, June 30, 2014	442,968	$3,138,056	35,514,685	$224,210,197	$(173,611,586)	$53,736,667

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows

	Year ended June 30,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$27,530,652	$854,123	$(5,211,238)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Charges incurred in connection with the vesting and issuance of common stock for employee and director compensation	529,041	502,907	782,100
(Gain) Loss on disposal of property and equipment	4,245	(20,343)	134,350
Non-cash interest and amortization of debt discount	2,095	53,867	-
Bad debt expense (recoveries), net	134,176	68,615	(48,270)
Depreciation	5,463,985	3,837,174	2,443,054
Amortization	21,953	742,400	997,900
Change in fair value of warrant liabilities	(65,429)	(267,928)	(1,813,687)
Deferred income taxes, net	(27,301,266)	27,646	12,599
Recognition of deferred gain from sale-leaseback transactions	(9,522)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(157,071)	(247,358)	(758,952)
Finance receivables	52,531	17,729	(61,460)
Inventory	370,104	716,470	158,584
Prepaid expenses and other current assets	(190,783)	503,937	431,276
Accounts payable	412,664	1,164,804	498,082
Accrued expenses	267,004	(1,915,091)	2,513,898
Income taxes payable	21,021	-	-

Net cash provided by operating activities	7,085,400	6,038,952	78,236

INVESTING ACTIVITIES:
Purchase of property and equipment	(111,121)	(107,351)	(478,144)
Purchase of property for rental program	(10,883,473)	(9,092,394)	(5,754,670)
Proceeds from sale of rental equipment under sale-leaseback transactions	2,995,095	-	-
Proceeds from sale of property and equipment	82,047	18,908	-

Net cash used in investing activities	(7,917,452)	(9,180,837)	(6,232,814)

FINANCING ACTIVITIES:
Net proceeds from the issuance (retirement) of common stock and exercise of common stock warrants	2,272,936	311,177	(41,371)
Excess tax benefits from share-based compensation	24,847	-	-
Proceeds from line of credit	2,000,000	3,000,000	-
Repayment of long-term debt	(374,411)	(614,937)	(368,917)

Net cash provided by (used in) financing activities	3,923,372	2,696,240	(410,288)

Net increase (decrease) in cash and cash equivalents	3,091,320	(445,645)	(6,564,866)
Cash and cash equivalents at beginning of year	5,981,000	6,426,645	12,991,511
Cash and cash equivalents at end of year	$9,072,320	$5,981,000	$6,426,645

Supplemental disclosures of cash flow information:
Cash paid for interest	$259,820	$118,934	$38,891
Depreciation expense allocated to cost of sales	$4,880,529	$3,265,452	$1,940,179
Reclass of rental program property to inventory, net	$33,266	$28,337	$-
Prepaid items financed with debt	$101,850	$133,588	$95,263
Prepaid interest from issuance of warrants for debt costs	$-	$55,962	$-
Equipment and software acquired under capital lease	$325,431	$124,917	$495,955
Equipment and software financed with long-term debt	$-	$-	$252,968
Disposal of property and equipment	$709,638	$98,928	$652,093
Disposal of property and equipment under sale-leaseback transactions	$1,918,920	$-	$-

See accompanying notes.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1. BUSINESS

USA Technologies, Inc. (the “Company”, “We”, “USAT”, or “Our”) was incorporated in the Commonwealth of Pennsylvania in January 1992. We are a provider of technology-enabled solutions and value-added services that facilitate electronic payment transactions primarily within the unattended Point of Sale (“POS”) market. We are a leading provider in the small ticket, beverage and food vending industry and are expanding our solutions and services to other unattended market segments, such as amusement, commercial laundry, kiosk, taxi and others. Since our founding, we have designed and marketed systems and solutions that facilitate electronic payment options, as well as telemetry and machine-to-machine (“M2M”) services, which include the ability to remotely monitor, control, and report on the results of distributed assets containing our electronic payment solutions. Historically, these distributed assets have relied on cash for payment in the form of coins or bills, whereas, our systems allow them to accept cashless payments such as through the use of credit or debit cards or other emerging contactless forms, such as mobile payment.

The Company had net income of $27,530,652 for the year ended June 30, 2014. Included in net income is a benefit for income taxes of $27,255,398 for the year ended June 30, 2014. The Company had net income of $854,123 for the year ended June 30, 2013 and had incurred losses from its inception through June 30, 2012. Net income includes adjustments for changes to the fair value of our warrant liabilities, which are subject to secondary market conditions, and are not reasonably predictable. The Company’s ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and the available capital resources. Until the Company’s products and services can generate sufficient annual revenues, the Company will be required to use its cash and cash equivalents on hand, and its line of credit (see Note 7), and may raise capital to meet its cash flow requirements including the issuance of Common Stock or debt financing.

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

At June 30, 2014 and 2013, none of the cash and cash equivalents of the Company was payable to our customers. Included in accounts receivable are amounts for transactions processed with our card processers for which cash has not been received by the Company and included in accounts payable are amounts for transactions processed with our card processers and due to our customers, which are recorded net of fees due to the Company. Generally, contractual terms require us to remit amounts owed to our customers on a weekly basis.

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

FINANCE RECEIVABLES

The Company offers extended payment terms to certain customers for equipment sales under its Quick Start Program. In accordance with the Financial Accounting Standards Board Accounting Standards Codification® (“ASC”) Topic 840, “Leases”, agreements under the Quick Start Program qualify for sales-type lease accounting. Accordingly, the future minimum lease payments are classified as finance receivables in the Company’s consolidated balance sheets. Notes receivable or Quick Start leases are generally for a sixty month term. Finance receivables are carried at their contractual amount and charged off against the allowance for credit losses when management determines that recovery is unlikely and the Company ceases collection efforts. The Company recognizes a portion of the note or lease payments as interest income in the accompanying consolidated financial statements based on the effective interest rate method.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with ASC 350, “Intangibles – Goodwill and Other”. Under ASC 350, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. In September 2011, the FASB issued ASU No. 2011-08 Intangibles – Goodwill and Other: Testing Goodwill for Impairment, which amended guidance to allow the Company to first assess qualitative factors to determine if it is necessary to perform the two-step quantitative impairment test. If after this assessment the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If after this assessment the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, than the Company will perform the first step of the two-step impairment test. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a quantitative method, including a discounted cash flow analysis to complete the first step in this process. We also give consideration to our market capitalization. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill as a result of its testing on April 1, 2014, April 1, 2013, and April 1, 2012.

The Company trademarks with an indefinite economic life are not being amortized. The trademarks, not subject to amortization, are related to the miser asset group and consist of the following trademarks: 1) VendingMiser, 2) CoolerMiser, 3) PlugMiser and 4) SnackMiser. The Company tests indefinite-lived intangible assets for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a relief from royalty analysis to complete the first step in this process. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date for its indefinite-lived intangible assets. The Company has concluded there has been no impairment during the fiscal years ended June 30, 2014, 2013 and 2012.

Patents and trademarks, with an estimated economic life, are carried at cost less accumulated amortization, which is calculated on a straight-line basis over their estimated economic life. The Company reviews intangibles, subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An asset is considered to be impaired when the sum of the undiscounted future net cash flows resulting from the use of the asset and its eventual disposition is less than its carrying amount. The amount of the impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. As of June 30, 2014 and June 30, 2013, the Company has concluded there has been no impairment of its patents or trademarks that is subject to amortization.

LONG LIVED ASSETS

In accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its definite lived long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value. In the period when the plan of sale criteria of ASC 360 are met, definite lived long-lived assets are reported as held for sale, depreciation and amortization cease, and the assets are reported at the lower of carrying value or fair value less costs to sell. The Company has concluded that the carrying amount of definite lived long-lived assets is recoverable as of June 30, 2014 and June 30, 2013.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts and finance receivables. The Company maintains cash and cash equivalents with various financial institutions. Approximately 22% and 41% of the Company’s trade accounts and finance receivables at June 30, 2014 and 2013, respectively, were concentrated with one customer. Approximately 26%, 37%, and 43% of the Company’s license and transaction processing revenues for the years ended June 30, 2014, 2013, and 2012, respectively, were concentrated with one and two customer(s), respectively: 26%, 26%, and 25%, respectively for each year, with one; and 11%, and 18%, for the years ended June 30, 2013, and 2012, respectively, with another. There was no concentration of equipment sales revenue for the years ended June 30, 2014, 2013, and 2012. The Company’s customers are principally located in the United States.

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

EQUIPMENT RENTAL

The Company offers its customers a rental program for its ePort devices, the JumpStart Program (“JumpStart”). The JumpStart terms are typically 36 months and are cancellable with sixty days written notice. In accordance with ASC 840, “Leases”, the Company classifies the rental agreements as operating leases. For the years ended June 30, 2014, 2013, and 2012, there was approximately $1,032,000, $806,000, and $607,000, respectively, of activation fee revenue related to JumpStart equipment included in equipment sales in the Consolidated Statements of Operations. There was also approximately $13,337,000, $10,193,000, and $6,074,000 of service fee revenue related to JumpStart equipment included in license and transaction fees in the Consolidated Statements of Operations for the years ended June 30, 2014, 2013, and 2012, respectively. Cost for the JumpStart revenues, which consists of depreciation expense on the JumpStart equipment, approximated $4,804,900, $3,171,000, and $1,740,000 for the years ended June 30, 2014, 2013, and 2012, respectively, and was included in cost of services in the Consolidated Statements of Operations. At June 30, 2014 and 2013, approximately, $19,824,000 and $15,685,000, respectively, of ePort equipment utilized by the JumpStart Program was included in property and equipment, net on the Consolidated Balance Sheet (see Note 4).

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

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed as incurred. Research and development expenses, which are included in selling, general and administrative expenses in the Consolidated Statements of Operations, were approximately $1,018,000, $901,000, and $1,038,000, for the years ended June 30, 2014, 2013, and 2012, respectively. Our research and development initiatives focus on adding features and functionality to our system solutions through the development and utilization of our processing and reporting network and new technology.

ACCOUNTING FOR EQUITY AWARDS

In accordance with ASC 718 the cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award and allocated over the vesting period of the award.

As detailed in Note 12, the Company recorded stock compensation expense of $450,078, $483,740, and $584,487 related to common stock grants and vesting of shares previously granted to employees and directors during the years ended June 30, 2014, 2013, and 2012, respectively. These expenses exclude the Performance Share Plans for the 2014 and 2013 fiscal years (“2014 Plan” and the “2013 Plan”) and the Long-Term Equity Incentive Program (“LTIP” or the “LTIP Program”) covering the Company’s executive officers.

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

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest or penalties related to uncertain tax positions were accrued or incurred during the years ended June 30, 2014, 2013, and 2012.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. The tax years ended June 30, 2011 through June 30, 2014 remain open to examination by taxing jurisdictions to which the Company are subject. As of June 30, 2014, the Company did not have any income tax examinations in process.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share are calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the year plus the effect of potential common shares unless such effect is anti-dilutive. For the fiscal year ended June 30, 2014 no exercise of stock purchase warrants (4,309,000); or the conversion of preferred stock (85,936) or cumulative preferred dividends (12,261) was assumed during the fiscal year ended June 30, 2014 because the result would be anti-dilutive. For the fiscal year ended June 30, 2013 exercise of 825,673 stock purchase warrants was assumed to calculate the weighted average common shares outstanding for the year. Exercise of stock purchase warrants (5,212,955) or the conversion of preferred stock (85,847) or cumulative preferred dividends (11,596) was not assumed during the fiscal year ended June 30, 2013 because the result would be anti-dilutive. For the fiscal year ended June 30, 2012 no exercise of stock options (45,333); or stock purchase warrants (8,045,619); or the conversion of preferred stock (4,430) or cumulative preferred dividends (10,932) was assumed during the fiscal year ended June 30, 2012 because the result would be anti-dilutive.

RECENT ACCOUNTING PRONOUCEMENTS

The Company is evaluating whether the effects of the following recent accounting pronouncements or any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In July 2013, the Financial Accounting Standards Board issued ASU 2013-11 Income Taxes (Topic 740): Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This will be effective for the Company beginning with the fiscal year ending June 30, 2015.

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606). This will be effective for the Company beginning with the fiscal year ending June 30, 2018.

In June 2014, the Financial Accounting Standards Board issued ASU 2014-12 Compensation – Stock Compensation (Topic 718): Accounting for share-based payments when the terms of the award provide that a performance target could be achieved after the requisite service period. This will be effective for the Company beginning with the fiscal year ending June 30, 2017.

3. FINANCE RECEIVABLES

Finance Receivables consist of the following:

	June 30,	June 30,
	2014	2013

Total finance receivables	$472,587	$525,118
Less current portion	119,793	116,444
Non-current portion of finance receivables	$352,794	$408,674

As of June 30, 2014 and 2013, there was no allowance for credit losses of finance receivables. As the Company collects monthly payments of the receivables from the customers’ transaction funds the risk of loss was determined to be remote.

Credit Quality Indicators
As of June 30, 2014

Credit risk profile based on payment activity:
Leases

Performing	$472,587
Nonperforming	-
Total	$472,587

USA Technologies, Inc.
Notes to Consolidated Financial Statements

3. FINANCE RECEIVABLES (CONTINUED)

Age Analysis of Past Due Finance Receivables
As of June 30, 2014

	31 – 60	61 – 90	Greater than			Total
	Days Past Due	Days Past Due	90 Days Past Due	Total Past Due	Current	Finance Receivables

Leases	$-	$909	$378	$1,287	$471,300	$472,587
Total	$-	$909	$378	$1,287	$471,300	$472,587

Age Analysis of Past Due Finance Receivables
As of June 30, 2013

	31 – 60	61 – 90	Greater than			Total
	Days Past Due	Days Past Due	90 Days Past Due	Total Past Due	Current	Finance Receivables

Leases	$-	$814	$-	$814	$524,304	$525,118
Total	$-	$814	$-	$814	$524,304	$525,118

4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

	Useful	June 30,
	Lives	2014	2013
Computer equipment and purchased software	3-7 years	$4,581,001	$4,688,104
Property and equipment used for Rental Program	5 years	30,348,918	21,574,225
Furniture and equipment	3-7 years	681,717	693,554
Leasehold improvements	Lesser of life or lease term	575,343	539,629
		36,186,979	27,495,512
Less accumulated depreciation		(15,048,399)	(10,255,447)
		$21,138,580	$17,240,065

Assets under capital lease totaled approximately $2,031,000 and $1,965,000 as of June 30, 2014 and 2013, respectively. Capital lease amortization of approximately $305,000, $265,000, and $189,000, is included in depreciation expense for the years ended June 30, 2014, 2013, and 2012, respectively.

ePort equipment utilized by the JumpStart Program is identified as Property and equipment used for Rental Program in the above table. Accumulated depreciation attributable to the Property and equipment used for Rental Program is approximately $10,525,000 and $5,889,000 as of June 30, 2014 and 2013, respectively and is included in accumulated depreciation for the respective years in the above table.

5. INTANGIBLE ASSETS

Amortization expense relating to all acquired intangible assets was approximately $22,000, $742,000, and $998,000 during each of the years ended June 30, 2014, 2013, and 2012, respectively. The intangible asset balance and related accumulated amortization consisted of the following:

	June 30, 2014
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Intangible assets:

Trademarks	$1,482,100	$(1,050,000)	$432,100
Patents	9,294,000	(9,294,000)	-
Total	$10,776,100	$(10,344,000)	$432,100

	June 30, 2013
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Intangible assets:

Trademarks	$1,482,100	$(1,050,000)	$432,100
Patents	9,294,000	(9,272,047)	21,953
Total	$10,776,100	$(10,322,047)	$454,053

USA Technologies, Inc.
Notes to Consolidated Financial Statements

5. INTANGIBLE ASSETS (CONTINUED)

The Company’s test for impairment of its indefinite-lived trademarks includes the following trademarks: 1) VendingMiser, 2) CoolerMiser, 3) PlugMiser and 4) SnackMiser. As a result of its testing in fiscal years ended June 30, 2014, 2013 and 2012, the Company determined that no impairment had occurred. At June 30, 2014, the definitive-lived intangible assets have been fully amortized. At June 30, 2014 and 2013, $432,100 of trademarks has an indefinite life and is included in the intangible assets tables above.

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	June 30,
	2014	2013

Accrued compensation and related sales commissions	$545,110	$583,710
Accrued professional fees	214,615	165,444
Accrued taxes and filing fees	640,958	253,527
Advanced customer billings	370,040	346,868
Accrued rent	155,712	226,582
Accrued other	175,538	258,838
	$2,101,973	$1,834,969

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

On April 2, 2013, the Company and the Bank, entered into a Second Amendment (the “Second Amendment”) to the Loan and Security Agreement. The Second Amendment provided a change to the definition of Adjusted EBITDA for covenant calculations for the fiscal quarters ended through March 31, 2014.

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

On September 26, 2013, the Company and the Bank entered into a Fifth Amendment (“Fifth Amendment”) to the Loan and Security Agreement to change the definition of Adjusted EBITDA for covenant calculations for the four fiscal quarters ending through June 30, 2014.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

7. LINE OF CREDIT (CONTINUED)

On May 15, 2014, the Company and the Bank entered into a Sixth Amendment (“Sixth Amendment”) to the Loan and Security Agreement in which the Bank consents to the sale and disposition of the rental equipment in connection with the Sale Leaseback transactions entered into by the Company in June 2014 (see Note 16 and Note 17).

On June 17, 2014, the Company and the Bank entered into a Seventh Amendment (“Seventh Amendment”) to the Loan and Security Agreement. The Seventh Amendment increased the aggregate amount of advances available under the line of credit to $7,000,000 and extended the maturity date to June 21, 2015. In addition, it provided a change to the definition of Adjusted EBITDA for exclusion of lease expense pursuant to the Sale Leaseback transactions (Note 16).

As of June 30, 2014, the Company and the Bank entered into an Eighth Amendment (“Eighth Amendment”) to the Loan and Security Agreement to change the minimum Adjusted EBITDA covenant for the quarter ended June 30, 2014.

The Loan Documents contain customary affirmative and negative covenants, including achieving a minimum Adjusted EBITDA and Minimum Liquidity, as defined in the Loan Documents and amendments. The Loan Documents also contain customary events of default, including, among other things, payment defaults, breaches of covenants, and bankruptcy and insolvency events, subject to grace periods in certain instances. Upon an event of default, the Bank may declare all of the outstanding obligations of the Company under the Line of Credit and Loan Documents to be immediately due and payable, and exercise any other rights provided for under the Loan Documents. During the year ended June 30, 2014, the Company obtained waivers from the Bank for failure to satisfy two Minimum Liquidity covenants and one Adjusted EBITDA covenant. During the year ended June 30, 2013 the Company obtained waivers from the Bank for failure to satisfy two covenants – Minimum Liquidity and Adjusted EBITDA.

The balance due on the Line of Credit was $5,000,000 and $3,000,000 at June 30, 2014 and 2013, respectively. At June 30, 2014, $2,000,000 was available under the Line of Credit.

8. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30,	June 30,
	2014	2013

Capital lease obligations	$414,525	$345,925
Loan agreements	8,251	23,981
	422,776	369,906
Less current portion	172,911	247,152
	$249,865	$122,754

The maturities of long-term debt as of June 30, 2014 are as follows:

2015	$172,911
2016	91,003
2017	80,251
2018	56,282
Thereafter	22,329
$422,776

CAPITAL LEASES

During July 2009, the Company entered into a capital lease for office equipment totaling $24,836, due in 46 monthly installments of $677. This was satisfied in June 2013.

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

During June 2013, the Company entered into a capital lease for office equipment totaling approximately $16,000, due in 48 monthly installments of $456 through June 2017.

During July 2013, the Company entered into a capital lease for office equipment totaling approximately $22,000 due in 24 monthly installments of $1,033 through July 2015.

In February 2014, the Company entered into a capital lease for network equipment totaling approximately $196,000 due in 48 monthly installments of $4,972 through January 2018.

In March 2014, the Company entered into a capital lease for leasehold improvements and office furniture totaling approximately $103,000 due in sixty monthly installments of $2,149 through May 2019.

In April 2014, the Company entered into a capital lease for office equipment totaling approximately $4,000 due in 36 monthly installments of $135 through April 2017.

LOAN AGREEMENTS

During March 2010, the Company financed the purchase of computer equipment totaling $195,000 due in 36 monthly installments at an interest rate of 4.95%. This loan was satisfied in March 2013.

During July 2011, the Company financed a portion of the premiums for various insurance policies totaling $90,372 due in nine equal monthly payments at an interest rate of 5.57%. During July 2012, the Company financed a portion of the premiums for various insurance policies totaling $128,062, due in ten monthly payments of $13,103 through May 2013 at an interest rate of 5.02%. During August 2013, the Company financed a portion of the premiums for various insurance policies totaling $101,850, due in nine monthly payments of $11,567 through April 2014 at an interest rate of 5.27%.

During November 2011, the Company financed network equipment totaling approximately $46,000, due in twelve equal quarterly installment payments of $4,226 through October 2014 at an interest rate of 6.47%.

During June 2012, the Company financed software licenses totaling approximately $212,000, due in four equal quarterly installment payments at an interest rate of 11.09%.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the fair value hierarchy described in Note 2, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of June 30, 2014 and 2013:

June 30, 2014	Level 1	Level 2	Level 3	Total

Cash equivalents	$-	$-	$-	$-
Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$585,209	$585,209

June 30, 2013	Level 1	Level 2	Level 3	Total

Cash equivalents	$192,620	$-	$-	$192,620
Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$650,638	$650,638

As of June 30, 2014 and 2013, the fair values of the Company’s Level 1 financial instruments were $0 and $192,620, respectively. These financial instruments consist of cash equivalents, including money market accounts. As of June 30, 2014 and 2013, the Company held no Level 2 financial instruments.

As of June 30, 2014 and 2013, the fair values of the Company’s Level 3 financial instruments totaled $585,209 and $650,638, respectively. The Level 3 financial instrument consists of common stock warrants issued by the Company in March 2011, which include features requiring liability treatment of the warrants. The fair value of warrants issued in March 2011 (see Note 13) to purchase 3.9 million shares of the Company’s common stock is based on valuations performed by an independent third party valuation firm. The fair value was determined using proprietary valuation models using the quality of the underlying securities of the warrants, restrictions on the warrants and security underlying the warrants, time restrictions and precedent sale transactions completed in the secondary market or in other private transactions. There were no transfers of assets or liabilities between level 1, level 2, or level 3 during the years ended June 30, 2014 and 2013.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

9. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the years ended:

	June 30,
	2014	2013

Beginning balance	$(650,638)	$(918,566)
Gain due to change in fair value of warrant liabilities, net	65,429	267,928
Ending balance	$(585,209)	$(650,638)

10. INCOME TAXES

The Company has significant deferred tax assets, a substantial amount of which result from operating loss carryforwards. The Company routinely evaluates its ability to realize the benefits of these assets to determine whether it is more like than not that such benefit will be realized. In periods prior to the year ended June 30, 2014, the Company’s evaluation of its ability to realize the benefit from its deferred tax assets resulted in a full valuation allowance against such assets. Based upon earnings performance that the Company has achieved currently and in the recent past along with the belief that such performance will continue into future years, the Company has determined that it is more likely than not that a substantial portion of its deferred tax assets will be realized and has reduced its valuation allowances recorded in prior years by $27,255,398,  which includes $40,245 of deferred tax liabilities recorded as of June 30, 2013 (as described hereinafter) reversing in the current year .

In addition to recent periods’ performance, the evaluation of the amount of deferred tax assets expected to be realized involves forecasting the amount of taxable income that will be generated in future years. The Company has forecasted future results using estimates that management believes to be conservative. The number of connections added in a service year are a key metric, which in the Company’s recurring revenue service model become an important ingredient in driving future growth and earnings. The forecasts the Company used assumed that significantly fewer net connections would be added to its service year than what it has historically achieved during each of its previous five fiscal years.  With respect to its forecasts, the Company also took into account several industry analysts who have projected that demand for technology and services similar to the Company’s will continue to grow in the markets the Company serves. Using these forecasts, the Company estimated that it was more likely than not that approximately $64 million of its operating loss carryforwards would be utilized to offset corresponding future taxable income.

If in future periods the Company demonstrates its ability to grow future taxable income in excess of the forecasts described above, it will re-evaluate the need to keep some, or all, of the remaining valuation allowances of $22,833,685 on its deferred tax assets.

The reduction of the $27,255,398 in valuation allowances is reflected as an income tax benefit in the provision for income taxes for the year ended June 30, 2014 and is net of amounts that otherwise would have been recorded for current federal income taxes of $21,021, deferred federal income taxes of $52,533, deferred state income taxes of $21,343 and $24,847 credited to common stock related to excess tax benefits from stock-based compensation.

The provision for income taxes for the years ended June 30, 2013 and 2012 were $27,646 and $12,599, respectively, comprised of deferred federal income taxes of $20,842 and $9,498, respectively, and deferred state income taxes of $6,804 and $3,101, respectively. These deferred income taxes were recorded for the future potential income tax effects for basis differences between financial reporting and income tax purposes for indefinite life intangible assets and goodwill that are being amortized for income tax purposes but not for financial reporting. Because there was a full valuation allowance reflected against deferred tax assets as of June 30, 2013 and June 30, 2012, the potential future income tax effects associated with such indefinite life assets were not subject to offset deferred tax assets with finite lives.

For the year ended June 30, 2014, an income tax provision of $93,586 at the federal statutory rate of 34% is indicated based upon the income before provision for income taxes. In recording the benefit from income taxes, the reduction in valuation allowances of $27,255,398 had the effect of negating the effects for state income taxes net of federal benefit of $17,989 and permanent differences of $8,168.

For the year ended June 30, 2013 an income tax provision of $299,801 at the federal statutory rate of 34% is indicated based upon the income before provision for income taxes. In recording the provision for income taxes the indicated provision was reduced for the effects of decreases in the valuation allowances of $205,266 for federal income taxes associated with deferred tax assets, decreased for the effects of permanent differences of $71,379 and increased by state income taxes net of federal benefit of $4,490.

For the year ended June 30, 2012 an income tax benefit of $1,767,537 at the federal statutory rate of 34% is indicated based upon the income before provision for income taxes. In recording the provision for income taxes the indicated benefit was reduced for the effects of increases in the valuation allowances of $2,372,354 for federal income taxes associated with deferred tax assets, increased for the effects of permanent differences of $594,264 and reduced by state income taxes net of federal benefit of $2,046.

At June 30, 2014 the Company had operating loss carryforwards of $165,566,973 to offset future taxable income expiring through approximately 2034. The timing and extent to which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations (i.e. IRS Code Section 382). The changes in ownership limitations under IRS Code Section 382 have had the effect of limiting the maximum amount of operating loss carryforwards as of June 30, 2014 available for use to offset future years’ taxable income to $127,362,276. Those operating loss carryforwards start to expire June 30, 2022.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

10. INCOME TAXES (CONTINUED)

The net deferred tax assets arose primarily from net operating loss carryforwards, as well as the use of different accounting methods for financial statement and income tax reporting purposes as follows:

	June 30,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$47,776,042	$49,534,732
Deferred research and development costs	710,640	135,189
Intangibles	907,274	1,132,471
Stock-based compensation	250,426	230,452
Deferred gain on assets under sale-leaseback transaction	460,902	-
Other	740,040	671,947
	50,845,324	51,704,791
Deferred tax liabilities:
Intangibles and goodwill	(67,459)	(40,245)
Fixed Assets	(683,159)	(585,889)
Deferred tax assets, net	50,094,706	51,078,657
Valuation allowance	(22,833,685)	(51,118,902)
Deferred tax assets (liabilties), net of allowance	27,261,021	(40,245)
Less current portion	907,691	-
Deferred tax assets (liabilties), non-current	$26,353,330	$(40,245)

11. PREFERRED STOCK

The authorized Preferred Stock may be issued from time to time in one or more series, each series with such rights, preferences or restrictions as determined by the Board of Directors. As of June 30, 2014 each share of Series A Preferred Stock is convertible into 0.194 of a share of Common Stock and each share of Series A Preferred Stock is entitled to 0.194 of a vote on all matters on which the holders of Common Stock are entitled to vote. Series A Preferred Stock provides for an annual cumulative dividend of $1.50 per share, payable when, as and if declared by the Board of Directors, to the shareholders of record in equal parts on February 1 and August 1 of each year. Any and all accumulated and unpaid cash dividends on the Series A Preferred Stock must be declared and paid prior to the declaration and payment of any dividends on the Common Stock.

Cumulative unpaid dividends at June 30, 2014 and 2013 amounted to $12,260,776 and $11,596,324, respectively. Cumulative unpaid dividends are convertible into common shares at $1,000 per common share at the option of the shareholder. During the years ended June 30, 2014, 2013 and 2012 no shares of Preferred Stock nor cumulative preferred dividends converted into shares of common stock. The Series A Preferred Stock may be called for redemption at the option of the Board of Directors for a price of $11.00 per share plus payment of all accrued and unpaid dividends. No such redemption has occurred as of June 30, 2014. In the event of any liquidation as defined in the Company’s Articles of Incorporation, the holders of shares of Series A Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders.

12. COMMON STOCK

The Company’s Board of Directors has authorized various compensation plans. Activity for these plans during the years ended June 30, 2014, 2013, and 2012 are as follows:

On June 15, 2010, the Company’s shareholders approved the 2010 Stock Incentive Plan to allow up to 300,000 shares of Common Stock to be available for issuance to future or current employees, directors and consultants of the Company. During the years ended June 30, 2014, 2013 and 2012, the Company issued 6,668, 62,942 and 120,472 shares under the plan totaling $6,024, $68,723 and $248,851, respectively based on the grant date fair value of the shares. As of June 30, 2014, no more shares under this plan are available for future issuance.

On June 13, 2011, the Company’s shareholders approved the 2011 Stock Incentive Plan to allow up to 300,000 shares of Common Stock to be available for issuance to future or current employees, directors and consultants of the Company. During the years ended June 30, 2014, 2013 and 2012, the Company issued 51,667, 96,665 and 141,666 shares under the plan totaling $17,366, $157,645 and $335,636, respectively based on the grant date fair value of the shares. As of June 30, 2014, 10,002 shares under the plan have been granted, but have not been issued as they are subject to various vesting provisions, and no more shares are available for future issuance.

On June 28, 2012, the Company’s shareholders approved the 2012 Stock Incentive Plan to allow up to 500,000 shares of Common Stock to be available for issuance to future or current employees, directors and consultants of the Company. During the years ended June 30, 2014 and 2013, the Company issued 131,203 and 279,806 shares under the plan totaling $505,651 and $276,539, respectively based on the grant date fair value of the shares. During the year ended June 30, 2012, the Company did not issue any shares under the plan and recorded $197,613 related to the vesting of shares to be issued under this plan. As of June 30, 2014, 33,809 shares under the plan have been granted, but have not been issued as they are subject to various vesting provisions, and 31,484 shares are available for future issuance.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

12. COMMON STOCK (CONTINUED)

On June 21, 2013, the Company’s shareholders approved the 2013 Stock Incentive Plan to allow up to 500,000 shares of Common Stock to be available for issuance to future or current employees, directors and consultants of the Company. During the years ended June 30, 2014 and 2013, the Company did not grant or issue any shares under the plan. As of June 30, 2014, 500,000 shares are available for future issuance.

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

In September 2012, the Board of Directors accepted the recommendation of the Compensation Committee and granted 71,429 shares of Common Stock with a grant date fair value of $100,000 to Mr. Herbert under the 2012 Stock Incentive Plan (the “2012 Plan”) to vest over a period of up to three years based on performance of the Company’s Common Stock. During the years ended June 30, 2014 and 2013, the Company issued 0 and 47,620 shares of Common Stock and recorded $0 and $66,668 of expense, respectively for this grant. As of June 30, 2014, 23,809 shares of Common Stock remain unvested for this grant.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

12. COMMON STOCK (CONTINUED)

As of September 5, 2012 and through June 20, 2013, there were not sufficient shares for the maximum awards available under the existing 2012 stock incentive plan or another stock plan that had been approved by the shareholders of the Company; consequently, the Company may have been required to deliver to the executives an amount of cash equal to the value of shares earned but not available to be issued to the executives. Therefore, in accordance with ASC Topic 718, “Stock Compensation”, this award was accounted for as a liability of the Company through June 20, 2013. On June 21, 2013, the Company’s shareholders approved the 2013 Stock Incentive Plan, which includes sufficient shares for the 2013 Performance Plan. Accordingly, for the fiscal year ended June 30, 2013, the Company recorded stock compensation expense of $19,167 for the vesting of 11,016 shares of Common Stock – 8,142 shares to Mr. Herbert and 2,874 shares to Mr. DeMedio. Final settlement of the award occurred in September 2013.

On November 7, 2013, at the recommendation of the Compensation Committee, the Board of Directors approved a stock bonus to the Company’s Chief Financial Officer (“CFO”). The CFO was awarded 21,000 vested shares of common stock of the Company as a bonus in recognition of his performance during the 2013 fiscal year. For the year ended June 30, 2014, $38,220 was recorded as expense on account of the stock bonus under the 2012 Stock Incentive Plan.

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

If none of the minimum threshold year-over-year percentage target goals are achieved, the executive officers would not be awarded any shares. If all of the year-over-year percentage target goals are achieved, the executive officers would be awarded shares having the following value: Chief Executive Officer (“CEO”) – $341,277 (100% of base salary); and CFO – $175,698 (75% of base salary). If all of the maximum distinguished year-over-year percentage target goals are achieved, the executive officers would be awarded shares having the following value: CEO – $682,554 (200% of base salary); and CFO – $351,396 (150% of base salary). Assuming the minimum threshold year-over-year percentage target goal would be achieved for a particular metric, the number of shares to be awarded for that metric would be determined on a pro rata basis, provided that the award would not exceed the maximum distinguished award for that metric. The shares awarded under the 2014 LTI Stock Plan would vest over a three year period following issuance as follows: one-third on the first anniversary; one-third on the second anniversary; and one-third on the third anniversary. For the fiscal year ended June 30, 2014, the Company recorded stock compensation expense of $71,963 for the vesting of 55,810 shares of Common Stock – 36,649 shares to Mr. Herbert and 19,161 shares to Mr. DeMedio on account of the 2014 LTI Stock Plan under the 2012 Stock Incentive Plan.

During the years ended June 30, 2014, 2013 and 2012, and as permitted under their employment agreements, executive officers cancelled an aggregate of 49,311, 64,847, and 38,749 shares of Common Stock, respectively, in order to satisfy an aggregate of $89,020, $121,052, and $51,381, respectively, of payroll tax withholding obligations related to shares of Common Stock which vested during the 2013 through 2014 fiscal years.

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

During March 2012, the Board of Directors accepted the recommendation of the Compensation Committee that each of the three non-employee Directors appointed to the Board in January 2012 receive a stock award of 10,000 shares of Common Stock under the 2010 Stock Incentive Plan valued at $0.94 per share. A total of 30,000 shares of Common Stock were awarded, and the shares vest as follows: 9,999 on April 1, 2012; 9,999 on April 1, 2013; and, 10,002 on April 1, 2014. Due to changes in the composition of the Board of Directors as approved by shareholders at the Company’s annual meeting of shareholders on June 28, 2012 and the resignation of a member of the Board of Directors in February 2014, as of June 30, 2014 19,999 shares vested under this award, 10,001 shares will not vest, and no shares remain unvested.

In July 2012, the Board of Directors accepted the recommendation of the Compensation Committee that each of the three non-employee Directors who joined the Board after March 31, 2012 receive a stock award of 10,000 shares of Common Stock. Under the 2011 Stock Incentive Plan (the “2011 Plan”) 30,000 shares of Common Stock were awarded with a grant date fair value of $1.45 per share, and vest as follows: 9,999 on August 10, 2012; 9,999 on August 10, 2013; and, 10,002 on August 10, 2014. As of June 30, 2014, 19,998 shares vested and 10,002 shares of Common Stock remain reserved for future issuance under this July 2012 grant.

During the years ended June 30, 2014, 2013, and 2012 certain Directors elected to receive compensation for service on the Company’s Board of Directors in Common Stock of the Company. For the years ended June 30, 2014, 2013, and 2012 the Company issued 75,632, 88,594, and 2,299 shares of Common Stock and recorded $140,000, $157,500, and $3,333 of expense, respectively, for this director compensation. The Company also issued to the lead independent director 37,287, 23,248, and 19,175 shares of common stock attributable to his service as lead independent director during the years ended June 30, 2014, 2013, and 2012, respectively.

As of June 30, 2014, the Company had reserved shares of Common Stock for future issuance for the following:

Exercise of Common Stock Warrants	4,309,000
Conversions of Preferred Stock and cumulative Preferred Stock dividends	98,197
Issuance under 2012 Stock Incentive Plan	31,484
Issuance under 2013 Stock Incentive Plan	500,000
Issuance under 2014 Stock Option Incentive Plan	750,000
Issuance to former Chief Executive Officer upon the occurrence of a USA Transaction	140,000
Total shares reserved for future issuance	5,828,681

USA Technologies, Inc.
Notes to Consolidated Financial Statements

12. COMMON STOCK (CONTINUED)

A summary of the status of the Company’s nonvested common shares as of June 30, 2014, 2013, and 2012, and changes during the years then ended is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested Shares
Nonvested at June 30, 2011	187,335	$2.32
Granted	473,285	1.58
Vested	(380,282)	1.73
Forfeited due to Separation Agreement	(91,667)	2.00
Forfeited, Director changes	(16,668)	1.71
Nonvested at June 30, 2012	172,003	$1.82
Granted	156,429	1.45
Vested	(204,587)	1.72
Forfeited, Employee shares not earned	(26,699)	1.52
Nonvested at June 30, 2013	97,146	$1.52
Granted	10,000	2.17
Vested	(55,001)	1.62
Forfeited, Director changes	(3,334)	0.94
Forfeited, Employee shares not earned	(5,000)	1.52
Nonvested at June 30, 2014	43,811	$1.59

The 43,811 nonvested shares of Common Stock as of June 30, 2014 were granted under the 2011 and 2012 stock incentive plans and relate to employment agreements, other employee grants, and non-employee Board of Director grants. A discussion of assumptions used in calculating the number of shares and weighted-average grant date fair value is included above in Note 12.

13. COMMON STOCK WARRANTS AND OPTIONS

COMMON STOCK WARRANTS

All Common Stock warrants outstanding as of June 30, 2014 were exercisable. The following table shows exercise prices and expiration dates for warrants outstanding as of June 30, 2014:

	Exercise
Warrants	Price	Expiration
Outstanding	Per Share	Date
4,264,000	$2.6058	September 18, 2016
45,000	$2.10	December 31, 2017
4,309,000

Common Stock Warrant activity for the years ended June 30, 2014, 2013, and 2012 was as follows:

Warrants
Outstanding at June 30, 2011	15,567,199
Issued	-
Exercised	(7,317)
Expired	(7,514,263)
Outstanding at June 30, 2012	8,045,619
Issued	45,000
Exercised	(399,597)
Expired	(329,314)
Outstanding at June 30, 2013	7,361,708
Issued	-
Exercised	(2,090,226)
Expired	(962,482)
Outstanding at June 30, 2014	4,309,000

USA Technologies, Inc.
Notes to Consolidated Financial Statements

13. COMMON STOCK WARRANTS AND OPTIONS (CONTINUED)

In conjunction with an October 17, 2007 Securities Purchase Agreement, the Company issued warrants to purchase up to 17,532 shares of the Company’s Common Stock at $7.70 per share at any time through October 17, 2012 to the broker dealer who acted as the exclusive placement agent in the transaction. The warrants under this agreement expired unexercised.

In connection with a Securities Purchase Agreement with S.A.C. Capital Associates, LLC (“SAC”) entered into by the Company on March 14, 2007, the Company issued warrants to purchase 833,333 shares of Common Stock, exercisable at $6.40 per share. As a result of the adjustment provisions contained in the warrant, as of June 30, 2009, the original warrants to purchase 833,333 shares of Common Stock at $6.40 per share had changed to warrants to purchase 903,955 shares of Common Stock at $5.90 per share. The warrants were exercisable at any time through September 14, 2013 and expired unexercised.

On August 7, 2009, in conjunction with a rights offering (the “2009 Rights Offering”), the Company issued warrants to purchase 7,285,792 shares of Common Stock, exercisable at $2.20 per share at any time prior to December 31, 2011. The warrants commenced trading on August 7, 2009, on The NASDAQ Global Market under the symbol USATW. During the years ended June 30, 2012 and 2011, 4,550 and 376,355 USATW warrants were exercised at $2.20 per share resulting in the issuance of 4,550 and 376,355 shares of Common Stock, generating cash proceeds of $10,010 and $827,981, respectively. 6,904,887 of these warrants expired unexercised on December 31, 2011. Additionally, the Company issued each of the two dealer managers warrants to purchase 145,716 shares of Common Stock that were exercisable at $2.20 per share at any time prior to August 6, 2012. The dealer manager warrants expired unexercised in August 2012.

On May 12, 2010, in conjunction with a public offering (the “2010 Public Offering”), the Company issued warrants to purchase 2,753,454 shares of Common Stock, exercisable at $1.13 per share at any time prior to December 31, 2013. The warrants commenced trading on May 24, 2010 on The NASDAQ Global Market under the symbol USATZ. During the years ended June 30, 2014, 2013 and 2012, 2,090,226, 369,287 and 0 USATZ warrants were exercised at $1.13 per share for cash proceeds of $2,361,956, $417,294 and $0, respectively. 58,527 shares of Common Stock, exercisable at $1.13 per share expired unexercised on December 31, 2013.

On July 7, 2010, in conjunction with a rights offering (the “2010 Rights Offering”), the Company issued USATZ warrants to purchase 261,953 shares of Common Stock, exercisable at $1.13 per share at any time prior to December 31, 2013. During the year ended June 30, 2011 all of these warrants were exercised at $1.13 per share for cash proceeds of $296,007.

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

On March 17, 2011, in conjunction with a private placement offering (the “2011 Private Placement Offering”), the Company issued warrants to purchase up to 3,900,000 shares of Common Stock, exercisable at $2.6058 per share. Additionally, the Company issued the placement agent of the 2011 Private Placement Offering warrants to purchase 364,000 shares of common stock at $2.6058 per share. The 4,264,000 warrants are exercisable from September 18, 2011 through September 18, 2016. As of June 30, 2014, no warrants have been exercised under this offering.

The 3,900,000 warrants issued under the 2011 Private Placement Offering to the buyers contain a provision that if a Fundamental Transaction occurs, notably a change in control, the warrant holder may require the Company to pay the Black-Scholes calculated value of the then unexercised warrant to the warrant holder in cash. The fair value of the warrants was estimated, and the Company recorded a warrant liability in its Consolidated Balance Sheet of $585,209 and $650,638 at June 30, 2014 and 2013, respectively (see Note 9).

In conjunction with the Loan and Security agreement (Note 7) and as a condition of the Bank entering into the First Amendment, the Company issued to the Bank warrants to purchase up to 45,000 shares of common stock of the Company. The warrants are exercisable at any time prior to December 31, 2017 at an exercise price of $2.10 per share. Upon the issuance of the 45,000 shares of common stock, the fair value of the warrants is $55,962 using a Black Scholes model, which was recorded as prepaid interest and included in other assets on the Consolidated Balance Sheet, and is being amortized as non-cash interest expense over the remaining term of the Line of Credit as amended in January 2013. Non-cash interest of $2,095 and $53,867 has been recognized for the years ended June 30, 2014 and 2013. As of June 30, 2014 none of these warrants has been exercised.

STOCK OPTIONS

The Company estimates the grant date fair value of the stock options it grants using a Black-Scholes valuation model. The Company’s assumption for expected volatility is based on its historical volatility data related to market trading of its own common stock. The Company bases its assumptions for expected life of the new stock option grants on the life of the option granted, and if relevant, its analysis of the historical exercise patterns of its stock options. The dividend yield assumption is based on dividends expected to be paid over the expected life of the stock option. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected option term of each stock option.

The weighted-average fair value of options granted during the fiscal year ended June 30, 2014 was $1.49. There were no options granted during the fiscal years ended June 30, 2013 and 2012. The fair value of options granted during the fiscal year ended June 30, 2014 was estimated at the grant date using the following weighted average assumptions:

Year ended
June 30, 2014
Expected volatility	79%
Expected life	7 years
Expected dividends	0.00%
Risk-free interest rate	2.22%

USA Technologies, Inc.
Notes to Consolidated Financial Statements

13. COMMON STOCK WARRANTS AND OPTIONS (CONTINUED)

Common Stock Option activity during the years ended June 30, 2014, 2013, and 2012 was as follows:

			Weighted-
		Exercise	Average
	Options	Price	Exercise
	Outstanding	Per Share	Price

Outstanding and exercisable at June 30, 2011	90,666	$7.50-8	$7.53
Granted	-	-	-
Expired	(45,333)	$7.50-8	$7.53
Outstanding and exercisable at June 30, 2012	45,333	$7.50-8	$7.53
Granted	-	-	-
Expired	(45,333)	$7.50-8	$7.53
Outstanding and exercisable at June 30, 2013	-	$-	$-
Granted	120,000	$2.05	$2.05
Exercised/vested	-	$-	$-
Expired	-	$-	$-
Outstanding at June 30, 2014	120,000	$2.05	$2.05

On June 18, 2014, the shareholders of the Company approved the 2014 Stock Option Incentive Plan (the “2014 Option Plan”). Under this plan, 750,000 of stock options may be granted to officers, directors or employees of the Company.  For the year ended June 30, 2014, the Board of Directors of the Company approved 20,000 options to each of the six non-employee directors. The options vest as follows: one-third one year after the grant date (June 19, 2015), one-third on June 19, 2016 and one-third on June 19, 2017.

The following table shows exercisable options, exercise prices, the weighted average remaining contractual life and the aggregate intrinsic value for options outstanding as of June 30, 2014:

			Weighted Average
Options	Options	Exercise Price Per	Remaining Life	Remaining Life	Intrinsic Value-
Outstanding	Exercisable	Share	Outstanding	Exercisable	Outstanding	Exercisable
120,000	-	$2.05	6.97	-	-	-
120,000	-		6.97	-	-	-

14. RETIREMENT PLAN

The Company’s 401(k) Plan (the “Retirement Plan”) allows employees who have completed six months of service to make voluntary contributions up to a maximum of 100% of their annual compensation, as defined in the Retirement Plan. The Company may, in its discretion, make a matching contribution, a profit sharing contribution, a qualified non-elective contribution, and/or a safe harbor 401(k) contribution to the Retirement Plan. The Company must make an annual election, at the beginning of the plan year, as to whether it will make a safe harbor contribution to the plan. In fiscal years 2014, 2013 and 2012, the Company elected and made a safe harbor matching contributions of 100% of the participant’s first 3% and 50% of the next 2% of compensation deferred into the Retirement Plan. The Company’s safe harbor contributions for the years ended June 30, 2014, 2013 and 2012 approximated $168,000, $176,000 and $140,000, respectively.

15. RELATED PARTY TRANSACTIONS

There were no related party transactions during the years ended June 30, 2014 and 2013. During the year ended June 30, 2012, the Company incurred approximately $744,000 in connection with legal services provided by the law firm of a member of the Company’s Board of Directors. As of July 2012 this person was no longer a Director.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

16. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

On June 26, 2014, the Company and Varilease Finance, Inc. (“Varilease”), entered into six Sale Leaseback Agreements (the “Sale Leaseback Agreements” or a “Sale Leaseback Agreement”) pursuant to which Varilease purchased ePort equipment owned by the Company and used by the Company in its JumpStart program. If all of the ePort equipment described in the Sale Leaseback Agreements is purchased by Varilease, the aggregate purchase price to be received by the Company would be approximately $8,000,000.

Concurrently with entering into the Sale Leaseback Agreements, the Company and Varilease entered into six Schedules (the “Schedules” or a “Schedule”) each corresponding to a Sale Leaseback Agreement. The Company and Varilease also entered into a Master Lease Agreement (the “Master Lease Agreement”) which is incorporated by reference into each Schedule. Each Schedule (including the Master Lease Agreement) sets forth the terms and conditions pursuant to which Varilease would lease to the Company the ePort equipment to be purchased by Varilease from the Company pursuant to the corresponding Sale Leaseback Agreement. Each Schedule provides for a 36-month base lease term and specifies the base monthly rental for the equipment described in the Schedule. During the lease term, all of the costs, expenses and liabilities associated with the equipment are to be borne by the Company, and the Company is entitled to the unlimited use of the equipment.

At the completion of the base lease term provided in each Schedule, the Company will have, among other things, the option to either purchase the equipment described in the Schedule for a price to be agreed upon by the Company and Varilease, or extend the lease term of the Schedule for an additional twelve months at the base monthly rental, at the conclusion of which all of the right, title and interest of Varilease in the ePort equipment would pass to the Company.

The Master Lease Agreement includes customary events of default, including non-payment by the Company of the monthly rental or other charges due under any Schedule. The Master Lease Agreement provides that in the event of the declaration by Varilease of a default, the Company would pay to Varilease, among other things, any unpaid amount due on or before the declaration of default plus liquidated damages equal to the Stipulated Loss Value of the equipment. The Stipulated Loss Value of the equipment is an amount equal to 110% of the Company’s original cost for such equipment less 1.25% of such cost for each month elapsed during the lease term through the declaration of default.

On June 27, 2014, Varilease completed the purchase from the Company of the ePort equipment described in two of the Sale Leaseback Agreements for an aggregate of $2,995,095, and pursuant to the corresponding Schedules, the Company is obligated to pay to Varilease a base monthly rental of $82,365 for this equipment during the 36-month lease term. The Company is accounting for the Sale Leaseback as an operating lease. The remaining Sale Leaseback Agreements as described above were completed subsequent to June 30, 2014 (see Note 17).

Upon the completion of the sale under the first two agreements in June 2014, the Company computed a gain on the sale of its ePort equipment in the amount of $1,152,207 as follows:

Rental equipment sold, cost	$1,918,920
Rental equipment sold, accumulated depreciation upon sale	(76,032)
Rental equipment sold, net book value	1,842,888
Proceeds from Sale	2,995,095
Gain on sale of rental equipment	$1,152,207

In accordance with the FASB topic ASC 840-40, “Sale Leaseback Transactions”, any gain shall be deferred and shall be amortized in proportion to the related gross rental charged to expense over the lease term. The computed gain on the sale will be recognized ratably over the 36 month term and charged as a reduction to the Company’s JumpStart rent expense included in costs of services in the Company’s consolidated statement of operations. For the year ended June 30, 2014 the Company recognized $9,522 of the gain and the deferred gain amounted to $1,142,685 as of June 30, 2014. The Company intends to utilize the proceeds from the sale of the equipment for working capital purposes.

Other lease commitments include leases for its operations from various facilities. The Company leases 17,249 square feet of space located in Malvern, Pennsylvania for its principal executive office and used for general administrative functions, sales activities, product development, and customer support. In November 2010, the Company entered into an amended lease of its principal executive office in Malvern, Pennsylvania, which extended the lease term from December 31, 2010 to April 2016. The amendment includes rental payments of approximately $29,000 to $32,000 as well as a four month period of no rent payments and leasehold improvements of approximately $195,000. The straight-lined rent expense for this office is approximately $25,000 per month for the duration of the lease.

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

Rent expense under operating leases was approximately $372,000, $432,000, and $502,000 during the years ended June 30, 2014, 2013, and 2012, respectively.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum lease payments subsequent to June 30, 2014 under non-cancellable operating leases and capital leases are as follows:

	Operating Leases	Other Operating	Total Operating	Capital
	from Sale Leaseback	Leases	Leases	Leases

2015	$988,381	$435,578	$1,423,959	$198,416
2016	988,381	361,927	1,350,308	111,647
2017	988,381	810	989,191	92,261
2018	-	-	-	60,585
2019	-	-	-	23,362
Thereafter	-	-	-	-
Total minimum lease payments	$2,965,143	$798,315	$3,763,458	$486,271
Less amount representing interest				71,745
Present value of net minimum lease payments				414,526
Less current obligations under capital leases				164,660
Obligations under capital leases, less current portion				$249,866

EMPLOYMENT AGREEMENTS

On November 30, 2011, the Company and Mr. Herbert entered into an Amended and Restated Employment and Non-Competition Agreement that replaced his prior employment agreement with the Company. The agreement provides for an initial term continuing through January 1, 2013, which is automatically renewed for consecutive one year periods unless terminated by either Mr. Herbert or the Company upon at least ninety days’ notice prior to the end of the initial term or any one year extension thereof.

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

On April 12, 2005, Mr. DeMedio and the Company entered into an employment agreement pursuant to which he was employed as the Chief Financial Officer of the Company. In the event that a USA Transaction shall occur, then Mr. DeMedio has the right to terminate his agreement upon thirty days’ notice to the Company.

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

On April 14, 2011, the Company and Mr. DeMedio entered into an additional amendment to the employment agreement. The agreement extended the term of Mr. DeMedio’s employment with the Company from June 30, 2011 until June 30, 2014, and will automatically continue from year to year thereafter unless terminated as of the end of the original term or any such one year renewal period by the Company or Mr. DeMedio by at least ninety days’ notice. In connection with the amendment, Mr. DeMedio was issued 25,000 shares of common stock under the 2010 Stock Incentive Plan which vested as follows: 8,333 on April 14, 2011; 8,333 on April 14, 2012; and 8,334 on April 14, 2013.

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

On November 7, 2013, the Company and Mr. DeMedio, entered into an amendment to the employment agreement. The amendment to Mr. DeMedio’s employment agreement (the “DeMedio Amendment”) provides that (i) if following a change in control of the Company (as defined in the DeMedio Amendment) Mr. DeMedio would terminate his employment with the Company for good reason (as defined in the DeMedio Amendment), or (ii) if the Company would terminate his employment at any time without cause (as defined in the DeMedio Amendment), or (iii) if the Company would provide Mr. DeMedio with a notice of non-renewal of his employment agreement, then the Company would pay to him a lump sum equal to one times his base salary on or before the termination of his employment and all restricted stock awards and stock options would become vested as of the date of termination.

LITIGATION

From time to time, the Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position and results of operations or cash flows.

17. SUBSEQUENT EVENTS

SALE LEASEBACK

In July, 2014, Varilease completed the purchase from the Company of the ePort equipment described in the last four of the Sale Leaseback Agreements for an aggregate of $4,993,879, and pursuant to the corresponding Schedules, the Company is obligated to pay to Varilease a base monthly rental of $137,731 for this equipment during the 36-month lease term. The Company is accounting for the Sale Leaseback as an operating lease.

Upon the completion of the sale under these agreements in July 2014, the Company computed a gain on the sale of its ePort equipment in the amount of approximately $1,450,000. In accordance with the FASB topic ASC 840-40, “Sale Leaseback Transactions”, any gain shall be deferred and shall be amortized in proportion to the related gross rental charged to expense over the lease term. The computed profit on the sale will be recognized ratably over the 36 month term and charged as a reduction to the Company’s JumpStart rent expense included in costs of services in the Company’s consolidated statement of operations. The Company intends to utilize the proceeds from the sale of the equipment for working capital purposes and may also explore and consider utilizing a portion of these proceeds for other purposes.

2015 INCENTIVE PLANS

On August 28, 2014, at the recommendation of the Compensation Committee of the Board of Directors of the Company, the Board of Directors approved the Fiscal Year 2015 Short-Term Incentive Plan (the “2015 STI Plan”) and the Fiscal Year 2015 Long-Term Stock Incentive Plan (the “2015 LTI Stock Plan”) covering Stephen P. Herbert, Chairman and Chief Executive Officer, and David M. DeMedio, Chief Financial Officer. Upon the recommendation of the Compensation Committee, the Board also approved an award of options to purchase common stock under the Company’s 2014 Stock Option Incentive Plan to each of Messrs. Herbert and DeMedio.

The 2015 STI Plan provides that each executive officer would earn a cash bonus in the event that the Company achieved during the 2015 fiscal year certain annual financial goals (80% weighting) and certain annual specific performance goals relating to the executive officer which are to be established by the Compensation Committee (20% weighting). The annual financial goals are total revenues (30% weighting), cash generated from operations (30% weighting), and non-GAAP net income (40% weighting).

If none of the minimum threshold target goals are achieved, the executive officers would not earn a cash bonus. If all of the target goals are achieved, the executive officers would earn a cash bonus as follows: Mr. Herbert – $136,500 (40% of base salary); and Mr. DeMedio – $59,469 (25% of base salary). If all of the maximum distinguished target goals are achieved, the executive officers would earn a cash bonus as follows: Mr. Herbert – $273,000 (80% of base salary); and Mr. DeMedio – $118,938 (50% of base salary). Assuming the minimum threshold target goal would be achieved for a particular metric, the amount of the cash bonus to be earned would be determined on a pro rata basis, provided that the bonus would not exceed the maximum distinguished award for that metric.

The 2015 LTI Stock Plan provides that each executive officer would be awarded shares of common stock of the Company in the event that certain metrics relating to the Company’s 2015 fiscal year would result in specified ranges of year-over-year percentage growth. The metrics are total number of connections as of June 30, 2015 as compared to total number of connections as of June 30, 2014 (50% weighting) and adjusted EBITDA earned during the 2015 fiscal year as compared to adjusted EBITDA earned during the 2014 fiscal year (50% weighting).

If none of the minimum threshold year-over-year percentage target goals are achieved, the executive officers would not be awarded any shares. If all of the year-over-year percentage target goals are achieved, the executive officers would be awarded shares having the following value: Stephen P. Herbert – $341,227 (100% of base salary); and David M. DeMedio – $178,406 (75% of base salary). If all of the maximum distinguished year-over-year percentage target goals are achieved, the executive officers would be awarded shares having the following value: Mr. Herbert – $682,454 (200% of base salary); and Mr. DeMedio – $356,812 (150% of base salary). Assuming the minimum threshold year-over-year percentage target goal would be achieved for a particular metric, the number of shares to be awarded for that metric would be determined on a pro rata basis, provided that the award would not exceed the maximum distinguished award for that metric. The shares awarded under the 2015 LTI Stock Plan would vest as follows: one-third at the time of issuance; one-third on the first anniversary of issuance; and one-third on the second anniversary of issuance.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

17. SUBSEQUENT EVENTS (CONTINUED)

COMMON STOCK OPTIONS

Mr. Herbert was awarded incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code), to purchase up to 55,555 shares at an exercise price of $1.80 per share. The options vest on September 1, 2015, and expire if not exercised prior to September 1, 2021. Mr. Herbert was also awarded non-qualified stock options to purchase up to 150,000 shares at an exercise price of $1.80 per share. The options vest as follows: one-third on September 1, 2015; one-third on September 1, 2016; and one-third on September 1, 2017. The options expire if not exercised prior to September 1, 2021.

Mr. DeMedio was awarded incentive stock options intended to qualify under Section 422 of the Code to purchase up to 33,333 shares at an exercise price of $1.80 per share. The options vest on September 1, 2015, and expire if not exercised prior to September 1, 2021. Mr. DeMedio was also awarded non-qualified stock options to purchase up to 90,000 shares at an exercise price of $1.80 per share. The options vest as follows: one-third on September 1, 2015; one-third on September 1, 2016; and one-third on September 1, 2017. The options expire if not exercised prior to September 1, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2014. Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s annual report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f). The Company’s internal control over financial reporting is a process affected by the Company’s management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only a reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, management believes that, as of June 30, 2014, the Company’s internal control over financial reporting is effective.

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

There have been no changes during the quarter ended June 30, 2014 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our Directors and executive officers, on August 31, 2014, together with their ages and business backgrounds were as follows:

Name	Age	Position(s) Held
Deborah G. Arnold (4)	64	Director
Steven D. Barnhart (2)(3)	52	Director
Joel Brooks (1)	55	Director
David M. DeMedio	43	Chief Financial Officer
Stephen P. Herbert	51	Chief Executive Officer, Chairman of the Board of Directors
Albin F. Moschner(1)(3)	61	Director
William J. Reilly, Jr.(1)(4)	65	Director
William J. Schoch (4)	49	Director

(1) Member of Audit Committee

(2) Lead independent director

(3) Member of Compensation Committee

(4) Member of Nominating and Corporate Governance Committee

Each member of the Board of Directors will hold office until the 2015 annual shareholders’ meeting and until his or her successor has been elected and qualified.

Deborah G. Arnold joined the Board of Directors of the Company in February, 2012. Ms. Arnold is the Chair of our Nominating and Corporate Governance Committee. She has served on the Advisory Board of the Grameen Technology Center from October 2002 to February 2012 and was on the Advisory Boards of the United Nations Year of Microfinance from January 2005 to December 2006. Ms. Arnold was Vice President of Global Consumer Products at Visa International from May 2001 to October 2006, and prior thereto she led the global smart card migration effort from October 1998 to May 2001. Ms. Arnold also led the development of a new payment product, Visa Horizon, for emerging markets from July 1995 to September 1998. Prior to joining Visa, she held a variety of executive positions in the telecommunications and financial services industries. In her consulting practice, Ms. Arnold has supported various organizations in the strategic planning and marketing of their products and programs. She has been deeply involved in driving the development of Near Field Communication technology and standards, initially as a founding member of the NFC Forum in 2004 and from 2011 until 2013, as the director of the 165+ member organization. Ms. Arnold holds a Bachelor of Arts degree from Duke University, obtained in 1972, as well as a certificate from Universite de Lausanne in Lausanne, Switzerland, awarded in 1971. We believe that Ms. Arnold’s record within the payments industry, both domestically and internationally, and her track record of helping companies develop strategies to capitalize on the abundant opportunities in the industry provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

Steven D. Barnhart was appointed to the Board of Directors in October 2009. Mr. Barnhart is the Company’s lead independent director and is a member of our Compensation Committee. Since September 2014, Mr. Barnhart has served as the Senior Vice President and Chief Financial Officer for Bankrate, Inc. From August 2012 to June 2014, Mr. Barnhart served as the Senior Vice President and Chief Financial Officer of Sears Hometown and Outlet Stores, Inc. From January 2010 to June 2012, Mr. Barnhart served as the Senior Vice President and Chief Financial Officer of Bally Total Fitness. Mr. Barnhart was Chief Executive Officer and President of Orbitz Worldwide from 2007 to January 2009, after holding other executive positions since 2003, when he joined the company. Prior to Orbitz Worldwide, he worked for PepsiCo and the Pepsi Bottling Group from 1990 to 2003, where he was Finance Director for the Southeast Business Unit of the Pepsi Bottling Group, and held various finance and strategy roles at PepsiCo. Mr. Barnhart received a Bachelor of Arts degree in Economics in 1984 from the College of the University of Chicago and a Masters in Business Administration in 1988 from the University of Chicago-Booth School of Business. Mr. Barnhart served on the Board of Directors of Orbitz Worldwide from 2007 to January 2009. We believe Mr. Barnhart’s extensive executive experience and leadership skills, and prior public board experience provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

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

Albin F. Moschner joined the Board of Directors of the Company in April, 2012. He is the Chair of our Compensation Committee and a member of our Audit Committee. Mr. Moschner served at Leap Wireless International, Inc. as the Chief Operating Officer from July 2008 to February 2011 and as Chief Marketing Officer from August 2004 to June 2008. Prior to joining Leap Wireless, Mr. Moschner served as President of the Verizon Card Services division of Verizon Communications, Inc. From January 1999 to December 2000, Mr. Moschner was President of One Point Services at One Point Communications. Mr. Moschner served at Zenith Electronics Corporation as President and Chief Executive Officer from 1995 to 1996 and as President, Chief Operating Officer and Director from 1994 to 1995. Mr. Moschner has also served in various managerial capacities at Tricord Systems, Inc. and International Business Machines Corp. Mr. Moschner has also been serving on the Board of Wintrust Financial Corporation since 1994. Mr. Moschner holds a Bachelor of Engineering in Electrical Engineering from The City College of New York, awarded in 1974, and a masters degree in Electrical Engineering awarded by Syracuse University in 1979. We believe that Mr. Moschner’s marketing, manufacturing and wireless industry experience and long standing prior public board experience provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

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

William J. Schoch joined the Board of Directors of the Company in July 2012. He is a member of our Nominating and Corporate Governance Committee. Mr. Schoch is the President and Chief Executive Officer of Western Payments Alliance, a non-profit payments association and has served in that capacity since March 2008. He serves on the Boards of Western Payments Alliance and NACHA, an industry trade association and the administrator of the Automated Clearing House (ACH) Network, and is on the steering committee of NACHA’s Council for Electronic Billing and Payment. From 1997 to 2008, Mr. Schoch worked at Visa International where, as the Vice President of Emerging Market Initiatives, he was responsible for the global development of the Visa Money Transfer Platform. Prior to that, Mr. Schoch served as a Vice President at Citibank, N.A. from 1989 to 1997 and as an Associate Director at NACHA from 1986 to 1989. Mr. Schoch obtained a Bachelor of Arts degree in 1986 from Indiana University of Pennsylvania with a major in Public Policy and a minor in Economics. We believe that Mr. Schoch’s experience and familiarity with the electronic payments industry and his leadership experience provide the requisite qualifications, skills, perspectives and experiences to serve on our Board of Directors.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has a standing Audit Committee presently consisting of each of Mr. Brooks (Chairman), and Messrs. Reilly and Moschner. The Company’s Board of Directors has determined that Joel Brooks has met the additional independence criteria required for Audit Committee membership under applicable NASDAQ listing standards.

CODE OF BUSINESS CONDUCT AND ETHICS

Our Board has adopted a Code of Ethics, which applies to all executive officers, directors and employees of the Company, including our Chief Executive Officer, Chief Financial Officer, and Controller. A copy of our Code of Business Conduct and Ethics is accessible on the Company’s website, www.usatech.com.

AUDIT COMMITTEE REPORT

The following report of the Audit Committee does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any other Company filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates this report by reference.

Management has the primary responsibility for the preparation of the financial statements and the reporting process. The Company’s management has represented to the Audit Committee that the consolidated financial statements for the fiscal year ended June 30, 2014 were prepared in accordance with generally accepted accounting principles. The Company’s independent registered public accounting firm is responsible for auditing these consolidated financial statements. In the performance of its oversight function, the Audit Committee reviewed and discussed the audited consolidated financial statements with management and the independent registered public accounting firm. The Audit Committee discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board.

In addition, the Audit Committee received from the independent registered public accounting firm the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and discussed with such firm its independence from the Company and the Company’s management.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014 for filing with the SEC.

September 25, 2014

Joel Brooks (Chairman)
William J. Reilly, Jr.
Albin F. Moschner

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

Albin F. Moschner filed two late Form 4s, and Deborah Arnold filed one late Form 4 during the 2014 fiscal year.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis provides information about our compensation program for our named executive officers during the 2014 fiscal year (collectively, the “named executive officers”): Stephen P. Herbert- Chairman and Chief Executive Officer; David M. DeMedio- Chief Financial Officer; Michael Lawlor-Vice President of Sales and Business Development; and Cary Sagady- Senior Vice President of Product Management & Network Solutions.

The Compensation Committee is responsible for annually reviewing and recommending to the Board for approval the corporate goals and objectives relevant to the compensation of the executive officers of the Company, evaluating the executive officers’ performance in light of those goals and objectives, and recommending for approval to the Board the executive officers’ compensation levels based on this evaluation. The compensation of Messrs. Lawlor and Sagady is determined by our Chief Executive Officer in consultation with the Compensation Committee. The Chief Executive Officer assists the Committee in establishing the compensation of our other executive officer, David DeMedio. Our Chief Executive Officer regularly provides information to the Compensation Committee. The Chief Executive Officer is not present during voting or deliberations on his compensation. The Compensation Committee has, from time to time, retained an independent compensation consultant, Buck Consultants, LLC, as deemed necessary to assist the Committee in making appropriate recommendations regarding our executive officers’ compensation.

Fiscal Year 2014 Highlights

The Compensation Committee has developed a compensation policy that is designed to attract and retain key executives responsible for the Company’s success and motivate management to enhance long-term shareholder value.

Fiscal year 2014 financial highlights, compared to the prior year, included:

●	19% increase in license and transaction fee revenues to $35.6 million, representing 84% of total revenues for the 2014 fiscal year;

●	18% increase in total revenues to $42.3 million;

●	Adjusted EBITDA of $6.4 million compared to Adjusted EBITDA of $5.8 million representing a 12% increase;

●	GAAP net income of $27.5 million (reflects recognition of $27.3 million of deferred tax assets) compared to a GAAP net income of $0.9 million;

●	Total connections to the Company’s cashless payment and telemetry service, ePort Connect®, grew by 24% during fiscal 2014;

●	After accrual for preferred dividends, net earnings per common share, for fiscal 2014 was $0.78 compared to a net earnings per common share of $0.01 for Fiscal 2013; and

●	Cash generated from operations was $7.1 million for fiscal 2014 compared to $6.0 million for fiscal 2013, an increase of approximately 18%.

Notwithstanding the substantial progress made by the Company during the 2014 fiscal year, and as discussed in greater detail below, the Company did not achieve all of the target goals established by the Compensation Committee for compensation of our executive officers under the Fiscal Year 2014 Short-Term Incentive Plan and Fiscal Year 2014 Long-Term Incentive Performance Share Plan. In this regard, when the target goals were established, the Committee believed that the attainment of the target goals would represent a significant achievement for management and were designed to stretch corporate performance. Each of our executive officers did, however, attain his specific individual performance target goals for the 2014 fiscal year which were established by the Compensation Committee.

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

We have also designed and implemented our compensation package in order to be competitive with other companies in our peer group, as compiled by our compensation consultant, and to motivate and retain our executive officers. Our compensation package also takes into account individual responsibilities and performance.

Certain elements of compensation reflect different compensation objectives. For example, as base salaries are generally fixed in advance of the year in which the compensation will be earned, the Committee believes that it is appropriate to determine base salaries with a focus on similarly situated officers at comparable peer group companies while also having them reflect the officer’s performance. On the other hand, annual bonuses and long-term incentives are better able to reflect the Company’s performance as measured by financial measures such as total number of connections, total revenues, operating expenses, operating earnings, adjusted EBIDTA, and cash generated from operations. In addition, annual bonuses and long-term incentive awards, including the performance goals they are based on, help us achieve our goal of retaining executives, and motivating executive officers to increase shareholder value. The other elements of compensation reflect the Committee’s and Board’s philosophy that personal benefits, including retirement and health benefits, should be available to all employees on a non-discriminatory basis.

Pay-for-Performance Review

Overview

Pay-for-performance is an important component of our compensation philosophy and is evident in the structure of our compensation program. Our compensation approach is designed to motivate our executive officers to substantially contribute to the Company’s long-term sustainable growth. Our pay-for-performance approach provides that our executive officers should have a large portion of variable compensation in the form of short-term and long-term incentive awards with performance hurdles designed to stretch individual and organizational performance.

During the 2014 fiscal year, a total of 53% of Mr. Herbert’s and 47% of Mr. DeMedio’s target total compensation was in the form of performance-based variable compensation designed to motivate them to deliver strong business performance and create shareholder value. These compensation elements were dependent upon the Company’s achievement of pre-established financial and other business goals recommended by the Committee as well as individual goals established by the Committee. Based on actual results, the annual variable compensation amount and the ultimate value of the equity compensation awards could have been zero if the Company or management did not perform.

Peer Group Analysis

In May 2011, Buck Consultants, LLC assembled a peer group of 12 companies that it deemed comparable to the Company on the basis of size, industry, and financial performance. The peer group included companies that offered networking, software or other technology solutions to businesses with revenues within the same range as the Company.  The peer group consisted of:

●	PAR Technology Corp.
●	Kit Digital Inc.
●	Local.com Corp.
●	TransAct Technologies, Inc.
●	Digimarc Corp.
●	Immersion Corp.
●	Onvia Inc.
●	LML Payment Systems, Inc.
●	Broadvision, Inc.
●	Edgar Online, Inc.
●	Interphase Corp.
●	Innovaro, Inc.

For fiscal year 2014, the Committee recommended a compensation program for our executive officers consisting of target level compensation approximately equal to the 50th percentile for similarly situated officers at the peer group companies compiled by Buck Consultants in May 2011.

During July 2014, the Committee obtained an updated analysis from Buck Consultants, LLC, which contained a new peer group and updated the compensation analysis that had been previously performed. The Committee utilized this new analysis in connection with its compensation recommendations for the 2015 fiscal year.

Our Executive Compensation Practices

Our compensation program for our executive officers features many commonly used “best practices” including:

●
Pay-for-performance. For the 2014 fiscal year, our chief executive officer had approximately 53% of his total target compensation tied to our performance while our chief financial officer had approximately 47% of his total target compensation tied to our performance and individual performance goals.

●	Stretch performance goals. Our performance target goals are designed to stretch individual and organizational performance.

●	Capped payouts under incentive plans. Both our long-term and short-term bonus programs have maximum payout amounts in order to discourage excessive risk taking.

●
Stock ownership guidelines. Our chief executive officer is required to hold common stock with a value equal to a multiple of three times his base salary and our chief financial officer is required to hold common stock with a value equal to one time his base salary.

●
Tax Gross-Up Provisions. Effective September 27, 2011, the Company amended Mr. Herbert’s employment agreement to eliminate all excise tax gross-up provisions with respect to payments contingent upon a change in control.

●
Limited perquisites for our executives. Perquisites are not a significant portion of our executive officers’ compensation, representing 1% of Mr. Herbert’s and 0% of Mr. DeMedio’s total target compensation.

●
Independent compensation consultant. The Committee has from time to time retained an independent compensation consultant, Buck Consultants, LLC,  to review the executive compensation programs and practices.

●
No payment on change in control without a “double trigger”. Payments under our employment agreements require two events for vesting – both the change in control and a “good reason” for termination of employment.

Elements of Compensation

This section describes the various elements of our compensation program for our named executive officers during the 2014 fiscal year. The components of compensation reflected in our named executive officers’ compensation program are set forth in the following table:

Element	Key Characteristics	Why We Pay this Element	How We Determine the Amount

Base Salary	Fixed compensation component payable in cash. Reviewed annually and adjusted when appropriate.	Provide a base level of competitive cash compensation for executive talent.	Experience, job scope, peer group, individual performance.

Annual Bonus	Variable compensation component payable in cash or stock based on performance as compared to annually-established company and individual performance goals.	Motivate and reward executives for performance on key operational, financial and personal measures during the year.	Peer group and individual performance, with actual payouts based on the extent to which performance goals are satisfied.

Long Term Incentives	Variable compensation component payable in restricted stock.	Alignment of long term interests of management and shareholders. Retention of executive talent.	Peer group and individual performance, with actual payouts based on the extent to which goals are satisfied.

Perquisites and Other Personal Benefits	Fixed compensation component to provide basic competitive benefits.	Provide a base level of competitive compensation for executive talent.	Periodic review of benefits provided generally to all employees.

For fiscal year 2014, the targeted aggregate compensation of our named executive officers consisted of the following components expressed as a percentage of total compensation:

Named Executive Officer	Base Salary	Annual Bonus	Long-Term Incentive Compensation	Perquisites & Other Benefits	Total Compensation

Stephen P. Herbert	46%	7%	46%	1%	100%

David M. DeMedio	53%	7%	40%	0%	100%

Michael Lawlor	49%	49%	0%	2%	100%

Cary Sagady	61%	37%	0%	2%	100%

For fiscal year 2014, the aggregate compensation actually paid or awarded to our named executive officers consisted of the following components expressed as a percentage of total compensation:

Named Executive Officer	Base Salary	Annual Bonus	Long-Term Incentive Compensation	Perquisites & Other Benefits	Total Compensation

Stephen P. Herbert	76%	7%	15%	2%	100%

David M. DeMedio	82%	6%	12%	0%	100%

Michael Lawlor	88%	8%	0%	4%	100%

Cary Sagady	93%	3%	0%	4%	100%

Base Salary

Base salary is the fixed component of our named executive officers’ annual cash compensation and is set with the goal of attracting talented executives and adequately compensating and rewarding them for services rendered during the fiscal year. The Compensation Committee reviews our executive officers’ base salary on an annual basis.

The base salaries of each of our executive officers reflect the individual’s level of responsibility and performance. In recommending base salaries of our executive officers to the Board of Directors, the Compensation Committee also considers changes in duties and responsibilities, our business and financial results, and its knowledge of base salaries paid to executive officers of our peer group. The base salaries of each of Messrs. Sagady and Lawlor were established by our Chief Executive Officer after discussions with each employee.

None of our named executive officer’s base salaries were increased during the 2014 fiscal year.

Annual Bonus

Performance-based annual bonuses are based on each named executive officer’s overall performance and the achievement of performance goals. Annual bonuses are intended to provide officers with an opportunity to receive additional cash and equity compensation based on their individual performance and Company results, including the achievement of pre-determined Company and individual performance goals. Performance-based bonuses are included in the compensation package because they incentivize our named executive officers, in any particular year, to pursue particular objectives that are consistent with the overall goals and strategic direction that the Board has set for the Company for that year.

The Committee believes that the annual performance-based bonus reinforces the pay-for-performance nature of our compensation program.

Fiscal Year 2014 Short-Term Incentive Plan

At the recommendation of the Compensation Committee, the Board of Directors adopted the Fiscal Year 2014 Short-Term Incentive Plan (the “2014 STI Plan”) covering Messrs. Herbert and DeMedio. Pursuant to the 2014 STI Plan, each executive officer would earn a cash bonus in the event that the Company achieved during the 2014 fiscal year certain annual financial goals (80% weighting) and certain annual specific performance goals relating to the executive officer which were established by the Compensation Committee (20% weighting). The annual financial goals are total revenues (30% weighting), cash generated from operations (30% weighting), and non-GAAP net income (40% weighting). Assuming the minimum threshold target goal would be achieved for a particular metric, the amount of the cash bonus to be earned would be determined on a pro rata basis, provided that the bonus would not exceed the maximum distinguished award for that metric.

Below were the threshold, target and distinguished cash bonus award opportunities for our executive officers:

	Threshold Performance	Target Performance	Distinguished Performance

Stephen P. Herbert	$-	$51,184	$102,368
David M. DeMedio	$-	$29,283	$58,566

Based on the performance of the Company and individual performance, Mr. Herbert earned a cash bonus of $29,673 and Mr. DeMedio earned a cash bonus of $17,238 under the 2014 STI Plan. Each executive achieved all of the individual performance target goals established by the Committee. Based on the actual performance of the Company during the 2014 fiscal year, the minimum threshold performance targets established under the 2014 STI Plan were not met for non-GAAP net income. Revenues for the fiscal year were in excess of the minimum threshold target goal but less than the target goal, and cash from operations was in excess of the maximum distinguished performance target goal.

Other Named Executive Officers’ Cash Bonus

For the fiscal year ended June 30, 2014, the cash bonuses earned by Messrs. Lawlor and Sagady were based upon the attainment of financial target goals by the Company relating to connections (50% weighting for Mr. Sagady and 75% weighting for Mr. Lawlor), revenues (25% weighting for Mr. Sagady and 15% weighting for Mr. Lawlor), and adjusted EBITDA (25% weighting for Mr. Sagady and 10% weighting for Mr. Lawlor). Based on the actual performance of the Company during the 2014 fiscal year, the minimum threshold performance targets were not met for revenues and adjusted EBITDA. Connections for the fiscal year were in excess of the minimum threshold target goal but less than the target goal.

DeMedio Stock Bonus

During November 2013, and subsequent to the end of the 2013 fiscal year, upon recommendation of the Compensation Committee, the Board awarded to Mr. DeMedio 21,000 vested shares of common stock as a one-time bonus in recognition of his performance during the 2013 fiscal year. Although the Compensation Committee considered this bonus to be part of Mr. DeMedio’s fiscal year 2013 compensation and is not considered to be part of Mr. DeMedio’s compensation for the 2014 fiscal year under this Compensation Discussion and Analysis, this stock award is reflected as required by applicable disclosure regulations in the fiscal year 2014 compensation tables set forth below in this Form 10-K.

Long-Term Incentive Compensation

As described above, the Committee believes that a substantial portion of each executive officer’s compensation should be in the form of long-term incentive compensation in order to further align the interests of our executive officers and shareholders.

Fiscal Year 2014 Long-Term Incentive Performance Share Plan

At the recommendation of the Compensation Committee, the Board of Directors adopted the Fiscal Year 2014 Long-Term Incentive Performance Share Plan (the “2014 LTI Stock Plan”) covering Messrs. Herbert and DeMedio. Under the 2014 LTI Stock Plan, each executive officer would be awarded shares of common stock in the event that certain metrics relating to the Company’s 2014 fiscal year would result in specified ranges of year-over-year percentage growth. The metrics are total number of connections as of June 30, 2014 as compared to total number of connections as of June 30, 2013 (50% weighting), total license and transaction fee revenues earned during the 2014 fiscal year as compared to those earned during the 2013 fiscal year (25% weighting), and adjusted EBITDA earned during the 2014 fiscal year as compared to adjusted EBITDA earned during the 2013 fiscal year (25% weighting). The shares awarded under the 2014 LTI Stock Plan would vest as follows: one-third on the date of issuance; one-third on the first anniversary of the date of issuance; and one-third on the second anniversary of the date of issuance.

At the time of the establishment of the 2014 LTI Stock Plan, the Compensation Committee believed that the attainment of the target goals under the 2014 LTI Stock Plan would represent a significant achievement for management, and were designed to stretch the Company’s and management’s performance during the fiscal year.

The table set forth below lists the value of the shares that would have been awarded to the executive officers under the 2014 LTI Stock Plan if all of the minimum threshold performance goals had been achieved, if all of the target performance goals had been achieved, and if all of the distinguished performance goals had been achieved. Assuming the minimum threshold target goal was achieved for a particular metric, the number of shares to be awarded for that metric was required to be determined on a pro-rata basis, provided that the award could not exceed the maximum distinguished award for that metric.

	Threshold Performance	Target Performance	Distinguished Performance

Stephen P. Herbert	$-	$341,277	$682,554

David M. DeMedio	$-	$175,699	$351,396

Based on the actual performance of the Company during the 2014 fiscal year, the minimum threshold performance targets established under the 2014 LTI Stock Plan were not met for revenues or adjusted EBITDA. Connections (50% weighting) for the fiscal year were in excess of the minimum threshold but less than the target goal. Consequently, the stock award to each executive officer under the 2014 LTI Stock Plan was as follows:

	Number of Shares	Value of Shares as of June 30, 2014

Stephen P. Herbert	36,649	$76,776

David M. DeMedio	19,161	$39,532

Perquisites and Other Benefits

On and after September 5, 2012, our named executive officers were entitled to the health care coverage, group insurance and other employee benefits provided to all of our other employees. In this regard, we recommended to the Board, and the Board approved, the discontinuance of all fringe benefits previously provided to our named executive officers which were in excess of those generally available to the Company’s employees. The base salaries of the named executive officers were increased by an amount equal to the annual payments attributable to these discontinued fringe benefits.

Post-Termination Compensation

Upon the recommendation of the Compensation Committee, in November 2013, the Board approved an amendment to Mr. DeMedio’s employment agreement which provided that (i) if following a change in control of the Company, Mr. DeMedio would terminate his employment with the Company for good reason, or (ii) if the Company would terminate his employment at any time without cause, or (iii) if the Company would provide Mr. DeMedio with a notice of non-renewal of his employment agreement, then the Company would pay to him a lump sum equal to one times his base salary on or before the termination of his employment and all restricted stock awards or stock options would become vested as of the date of termination.

As set forth in his employment agreement, upon the termination of Mr. Herbert’s employment under certain circumstances, including termination by the Company without cause or by a notice of non-renewal of the employment agreement, or under certain circumstances following a change of control of the Company, the Company has agreed to pay Mr. Herbert a lump sum amount equal to two times his annual base salary and all restricted stock awards or stock options would become vested as of the date of termination.

We believe that these provisions are an important component of each executive’s employment arrangement and will help to secure the continued employment and dedication of our executive officers, notwithstanding any concern that they might have at such time regarding their own continued employment, prior to or following a change in control.

The Committee notes that there would be no payments to our executive officers upon a change of control without a “double trigger”. Payments under our employment agreements require two events for vesting – both the change in control and a “good reason” for termination of employment.

Additional information regarding what would have been received by our executive officers had termination occurred on June 30, 2014 is found under the heading “Potential Payments upon Termination or Change of Control” on page 46 of this Form 10-K.

Stock Ownership Policy

We believe that providing our executive officers who have responsibility for the Company’s management and growth with an opportunity to increase their ownership of Company stock aligns the interests of the executive officers with those of the shareholders. In furtherance thereof, in April 2011, the Board approved Stock Ownership Guidelines that were recommended by the Compensation Committee. These guidelines provide that the Chief Executive Officer should own shares with a value of at least three times his annual base salary, and the Chief Financial Officer should own shares with a value of at least one times his annual base salary. Each executive officer has until April 2016 to comply with the policy. In November 2013, the Compensation Committee recommended and the Board approved an amendment to our guidelines to provide that non-vested restricted stock awards would count towards the stock ownership requirements thereunder for executive officers and non-employee directors.

During November 2013, the Board of Directors approved our recommendation that each non-employee director own shares of common stock with a value of at least five times his or her annual cash retainer as well as for serving on one (but not more than one) Committee of the Board for a total share value of at least $150,000. Each director serving at the time of the amendment would have until June 30, 2016 to comply with the increased stock ownership requirements, and future directors would have five years to comply. Prior to the amendment, each non-employee director was required to own shares of common stock with a value of at least $40,000.

Effect Of 2014 Say-On-Pay Vote

At the 2014 annual meeting of shareholders, over 77% of the votes cast on the advisory vote on the compensation of our named executive officers were in favor of the Company’s executive compensation disclosed in the proxy statement. The Compensation Committee considered the vote, and even though the results convey strong shareholder support for the Company’s executive compensation programs and the Compensation Committee’s decisions, the Committee determined that it was in the best interest of the Company and its shareholders to continue to evaluate our executive compensation programs and, if appropriate, to strengthen certain aspects of these programs.

Impact of Taxation and Accounting Considerations on Executive Compensation

The Compensation Committee and the Board of Directors take into account tax and accounting consequences of the compensation program and weigh these factors when setting total compensation and determining the individual elements of any executive officer’s compensation package.

The stock awards to our executive officers under our stock incentive plans as well as any option awards under our 2014 Stock Option Incentive Plan provide that the executive is responsible for any withholding or payroll tax obligations incurred by the Company in connection with the award, and that the executive may satisfy any such obligations by, among other things, either the delivery to the Company of a cash payment equal to the obligations, or the assignment or transfer to the Company of shares having a value equal to the obligations, or such other method that shall be satisfactory to the Company.

Summary Compensation Table

The following table sets forth certain information with respect to compensation paid or accrued by the Company during the fiscal years ended June 30, 2014, 2013, and 2012 to each of the executive officers and employees of the Company named below (“named executive officers”):

	Fiscal			Stock	All Other
Name and Principal Position	Year	Salary	Bonus (2)	Awards (3)	Compensation (4)	Total

Stephen P. Herbert	2014	$341,227	$29,673	$341,227	$10,000	$695,127
Chief Executive Officer, President	2013	$341,227	$51,250	$111,399	$10,000	$513,876
& Chairman of the Board (1)	2012	$332,246	$40,000	$391,300	$18,748	$782,294

David M. DeMedio	2014	$237,875	$17,238	$213,709	$-	$468,822
Chief Financial Officer	2013	$234,265	$-	$4,024	$4,813	$243,102
	2012	$219,615	$-	$134,542	$18,190	$372,347

Cary Sagady	2014	$200,300	$7,109	$-	$7,721	$215,130
Sr. VP Product Management &	2013	$198,200	$42,063	$-	$12,100	$252,363
Network Solutions	2012	$193,066	$64,680	$-	$16,016	$273,762

Michael Lawlor	2014	$179,800	$15,953	$-	$8,670	$204,423
VP of Sales & Business	2013	$179,800	$62,930	$-	$10,000	$252,730
Development	2012	$173,745	$96,320	$36,200	$15,197	$321,462

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

(3)
In accordance with FASB ASC Topic 718, the price of our common stock on the grant date equals the grant date fair value of these stock awards. For fiscal year 2014, represents (i) 188,523 shares with a value of $341,227 that would have been earned by Mr. Herbert under the 2014 LTI Stock Plan if all of the target goals had been achieved, (ii) 21,000 shares  with a value of $38,010 granted to Mr. DeMedio as a bonus on November 7, 2013, and (iii) 97,071 shares with a value of $175,699 that would have been earned by Mr. DeMedio under the 2014 LTI Stock Plan if all of the target goals had been achieved. Based on the actual financial results, Mr. Herbert was awarded 36,649 shares with a grant date value of $66,335 and Mr. DeMedio was awarded 19,161 shares with a grant date value of $34,861 under the 2014 LTI Stock Plan. If all of the maximum target levels had been achieved under the 2014 LTI Stock Plan, Mr. Herbert would have earned 377,102 shares with a grant date value of $682,554, and Mr. DeMedio would have earned 194,141 shares with a grant date value of $351,396. The shares earned under the 2014 LTI Stock Plan vest as follows: one-third on June 30, 2014; one-third on June 30, 2015; and one-third on June 30, 2016.

(4)	During the 2014 fiscal year, represents matching 401(k) contributions for Messrs. Herbert, Lawlor and Sagady.

Grants Of Plan-Based Awards Table

The table below summarizes the amounts of awards granted to our named executive officers and employees during the fiscal year ended June 30, 2014:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (3)	Grant Date Fair Value of Stock Awards (4)

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Awards ($)

Stephen P. Herbert		-	51,184	102,368	-	-	-	-	$-
	11/7/2013	-	-	-	-	188,523	377,102		$341,227
David M. DeMedio		-	29,283	58,566	-	-	-	-	$-
	11/7/2013	-	-	-	-	97,071	194,141	-	$175,699
	11/7/2013	-	-	-	-	-	-	21,000	$38,010
Cary Sagady		-	120,000	-	-	-	-	-	$-
Michael Lawlor		-	179,800	-	-	-	-	-	$-

44

(1)
Represents awards granted to Messrs. Herbert and DeMedio by the Board of Directors under the 2014 STI  Plan. The plan provides for the award of a cash bonus if all targets are achieved as follows: Mr. Herbert - $51,184 and Mr. DeMedio - $29,283. If none of the minimum, threshold targets are achieved, the executive officers would not earn a cash bonus. If all of the maximum distinguished target goals are achieved, the executive officers would earn a cash bonus as follows: Mr. Herbert – $102,368 and Mr. DeMedio – $58,566. Mr. Herbert was awarded $29,673 and Mr. DeMedio was awarded $17,238 under the plan.

Represents cash bonus opportunity for Messrs. Sagady and Lawlor if all of the target goals were achieved. Mr. Sagady was awarded $7,109 and Mr. Lawlor was awarded $15,953

(2)
Represents awards granted by the Board of Directors under the 2014 LTI Stock Plan. The plan provides for the award of shares having the following value if all targets are achieved; Mr. Herbert - $341,227 and Mr. DeMedio - $175,699. If none of the minimum threshold year-over-year percentage target goals are achieved, the executive officers would not be awarded any shares; and if all maximum distinguished targets are achieved the executive officers would be awarded shares having the following value: Mr. Herbert - $682,454 and Mr. DeMedio - $356,812. The number of shares in the table above represents the total dollar value of the award divided by the grant date value of the share. Mr. Herbert was awarded 36,649 shares and Mr. DeMedio was awarded 19,161 shares under the plan of which one-third vested on June 30, 2014, one-third vests on June 30, 2015 and one-third vests on June 30, 2016.

(3)	Represents 21,000 shares of common stock granted to Mr. DeMedio as a bonus in recognition of his performance during the 2013 fiscal year.

(4)
Amount represents the grant date fair value determined in accordance with ASC 718. For Mr. Herbert, represents the grant date value of 188,523 shares which would have been awarded to him if the target goals had been achieved under the 2014 LTI Stock Plan. For Mr. DeMedio, represents the grant date value of 97,071 shares which would have been awarded to him if the target goals had been achieved under the 2014 LTI Stock Plan as well as the grant date value of 21,000 shares awarded to him on November 7, 2013. Based on the actual financial results, Mr. Herbert was awarded 36,649 shares with a grant date value of $66,335 and Mr. DeMedio was awarded 19,161 shares with a grant date value of $34,861 under the 2014 LTI Stock Plan.

Outstanding Equity Awards At Fiscal Year-End

The following table shows information regarding unexercised stock options and unvested equity awards granted to the named executive officers as of the fiscal year ended June 30, 2014:

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested($)
Stephen P. Herbert	-	$-		48,241	(1)	$101,789

David M. DeMedio	-	$-		12,774	(1)	$26,953

Cary Sagady	-	$-		-		$-

Michael Lawlor	-	$-		-		$-

(1)
Reflects 24,432 shares for Mr. Herbert and 12,774 shares for Mr. DeMedio awarded under the 2014 LTI Stock Plan. Shares vest one-half on June 30, 2015 and one-half on June 30, 2016. The closing market price on June 30, 2014, or $2.11 per share, was used in the calculation of market value. Reflects 23,809 shares granted to Mr. Herbert under a long term incentive plan on September 5, 2012. The shares vest any time prior to September 5, 2015, and at such time the Company’s common stock would close above $2.50 per share for thirty consecutive trading days. The closing market price on June 30, 2014, or $2.11 per share, was used in the calculation of market value

Option Exercises And Stock Vested

The following table sets forth information regarding options exercised and shares of common stock acquired upon vesting by our named executive officers during the fiscal year ended June 30, 2014:

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)
Stephen P. Herbert (1)	-	$-	33,334	$59,001
David M. DeMedio (2)	-	$-	29,334	$52,761
Cary Sagady	-	$-	-	$-
Michael Lawlor	-	$-	-	$-

(1)	Represents 33,334 shares valued at $1.77 per share that vested on September 27, 2013.

(2)	Represents 8,334 shares valued at $1.77 per share that vested on September 27, 2013 and 21,000 shares valued at $1.81 that vested on November 7, 2013.

Executive Employment Agreements

Stephen P. Herbert

Mr. Herbert’s employment agreement provides that he has been appointed Chairman and is employed as the Chief Executive Officer. The agreement provided for an initial term continuing through January 1, 2013, which is automatically renewed for consecutive one year periods unless terminated by either Mr. Herbert or the Company upon at least 90 days’ notice prior to the end of the initial term or any one year extension thereof.

David M. DeMedio

Mr. DeMedio’s employment agreement provides that he is employed as the Chief Financial Officer of the Company. The agreement provided for an initial term from June 30, 2011 until June 30, 2014, and will automatically continue from year to year thereafter unless terminated as of the end of the original term or any such one year renewal period by the Company or Mr. DeMedio by at least 90-days’ notice. During November 2013, the Company and Mr. DeMedio entered into an amendment to his employment agreement which contained certain provisions which are described below in this Form 10-K under the section titled “Potential Payments Upon Termination Or Change of Control”.

Cary Sagady

Mr. Sagady’s employment agreement provided that he was employed as Senior Vice President, Product Development. During April 2013, Mr. Sagady provided notice of termination of his employment agreement, and his employment agreement expired on June 30, 2013. Subsequent to that date, Mr. Sagady has continued to serve as an employee of the Company with the same title and compensation as provided prior to the expiration.

Mr. Sagady is eligible to earn an annual discretionary bonus in the maximum amount of 60% of his annual base salary based upon the Company’s and/or his performance. Mr. Sagady is also covered by all standard fringe and employee benefits made available to other employees of the Company, including medical and dental insurance, paid vacation and holidays, a 401(k) plan and a long-term disability plan.

Michael Lawlor

Mr. Lawlor’s employment agreement provides that he is employed as Senior Vice President, Sales and Business Development through June 30, 2013. Mr. Lawlor’s employment with the Company shall automatically continue for consecutive one-year periods unless terminated by either party upon notice of at least 60 days prior to the end of each one-year extension.

Mr. Lawlor is eligible to earn an annual discretionary bonus in the maximum amount of 100% of his annual base salary based upon the Company’s and/or his performance. Mr. Lawlor is also entitled to be covered by all standard fringe and employee benefits made available to other employees of the Company, including medical and dental insurance, paid vacation and holidays, a 401(k) plan and a long-term disability plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The employment agreements of our executive officers include provisions for the payment to the executives upon termination of employment under certain conditions or if a successor to the Company’s business or assets does not agree to assume and perform his employment agreement as a condition to the consummation of a USA Transaction.

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

Mr. Herbert’s employment agreement provides that if Mr. Herbert would terminate his employment with the Company for good reason, or if the Company would terminate his employment without cause, or if the Company would provide Mr. Herbert with a notice of non-renewal of his employment agreement, then the Company would pay to him a lump sum equal to two times his base salary on or before the termination of his employment and all restricted stock awards and stock options would become vested as of the date of termination.

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

The agreement also provides that as a condition of the consummation of a USA Transaction, the successor to the Company’s business or assets would agree to assume and perform Mr. Herbert’s employment agreement. If any such successor would not do so, Mr. Herbert’s employment would terminate on the date of consummation of the USA Transaction, and the Company would pay to Mr. Herbert a lump sum equal to two times his base salary on or before the termination of his employment and all restricted stock awards and stock options would become vested as of the date of termination.

If Mr. Herbert’s employment had been terminated as of June 30, 2014 (when the closing price per share was $2.11) (i) by him for good reason, or (ii) by the Company without cause, or (iii) if a successor to the Company’s business or assets had not agreed to assume and perform his employment agreement as a condition to the consummation of a USA Transaction, then Mr. Herbert would have been entitled to receive: (a) an aggregate cash payment of twice his annual base salary or $682,454; (b) an aggregate of 24,432 shares granted to him under the 2014 LTI Stock Plan, which would become automatically vested as of the date of termination, with a value of $51,552; and (c) an aggregate of 23,809 shares previously granted to him during September 2012, which would automatically become vested as of the date of termination, with a value of $50,237.

The November 2013 amendment to Mr. DeMedio’s employment agreement provides that (i) if following a USA Transaction, Mr. DeMedio would terminate his employment with the Company for good reason, or (ii) if the Company would terminate his employment at any time without cause, or (iii) if the Company would provide Mr. DeMedio with a notice of non-renewal of his employment agreement, then the Company would pay to him a lump sum equal to one times his base salary on or before the termination of his employment and all restricted stock awards and stock options would become vested as of the date of termination.

The term “good reason” as defined in the amendment includes any of the following which have occurred within 12 months following a USA Transaction: (A) a material breach of the terms of the agreement by the Company; (B) the assignment by the Company to Mr. DeMedio of duties in any way materially inconsistent with his authorities, duties, or responsibilities and status as Chief Financial Officer, or a material reduction or alteration in the nature or status of his authority, duties, or responsibilities as Chief Financial Officer; (C) the Company reduces Mr. DeMedio’s annual base salary; or (D) a reduction by the Company in the kind or level of employee benefits to which Mr. DeMedio is entitled immediately prior to such reduction with the result that his overall benefit package is significantly reduced unless such failure to continue a plan, policy, practice or arrangement pertains to all plan participants generally. As a condition to Mr. DeMedio receiving any payments or benefits upon the termination of his employment for good reason, Mr. DeMedio shall have executed and delivered (and not revoked) a release of any and all claims, suits, or causes of action against the Company and its affiliates in form reasonably acceptable to the Company.

The amendment also provides that as a condition of the consummation of a USA Transaction, the successor to the Company’s business or assets would agree to assume and perform Mr. DeMedio’s employment agreement. If any such successor would not do so, Mr. DeMedio’s employment would terminate on the date of consummation of the change in control, and the Company would pay to Mr. DeMedio a lump sum equal to one times his base salary and all restricted stock awards and stock options would become vested.

If Mr. DeMedio’s employment had been so terminated as of June 30, 2014 (when the closing price per share was $2.11), then Mr. DeMedio would have been entitled to receive: (a) an aggregate cash payment of one times his annual base salary or $234,265; and (b) an aggregate of 12,774 shares granted to him under the 2014 LTI Stock Plan, which would become automatically vested as of the date of termination, with a value of $26,953.

Compensation Committee Interlocks And Insider Participation

During the fiscal year 2014, Albin F. Moschner, Frank A. Petito, III, and Steven D. Barnhart served at various times as members of the Compensation Committee of our Board of Directors. No member of the Compensation Committee was, during fiscal year 2014, an officer or employee of the Company or any of our subsidiaries, or was formerly an officer of the Company or any of our subsidiaries, or had any relationships requiring disclosure by us under Item 404 of Regulation S-K of the General Rules and Regulations of the Securities and Exchange Commission.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K with the Company’s management. Based upon such review and the related discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation Committee

Albin F. Moschner
Steven D. Barnhart

Compensation Of Non-Employee Directors

Members of the Board of Directors who are not employees of the Company receive cash and equity compensation for serving on the Board of Directors, as determined from time to time by the Compensation Committee with subsequent approval thereof by the Board of Directors. Each member of the Board has the option, in his or her discretion, to receive cash or stock, or some combination thereof, in payment of the compensation due for his or her service on the Board.

Director Compensation Table

The table below summarizes the compensation earned or paid in cash by the Company to non-employee Directors during the fiscal year ended June 30, 2014.

Name	Fees Earned or Paid in Cash($)(2)	Stock Awards ($)	Option Awards ($)(3)	Total($)
Deborah G. Arnold	$30,000	$-	$29,800	$59,800
Steven D. Barnhart	$70,000	$-	$29,800	$99,800
Joel Brooks	$30,000	$-	$29,800	$59,800
Albin F. Moschner	$30,000	$-	$29,800	$59,800
Frank A. Petito, III (1)	$20,000	$-	$-	$20,000
Jack E. Price	$30,000	$-	$-	$30,000
William J. Reilly, Jr.	$40,000	$-	$29,800	$69,800
William J. Schoch	$30,000	$-	$29,800	$59,800

(1)	Resigned as a director effective February 27, 2014.

(2)	During fiscal year ended June 30, 2014, we paid the following fees:

●	Director: each Director received $20,000. Mr. Petito received $13,333.

●	Lead Independent Director: Mr. Barnhart received $40,000.

●	Audit Committee: each of Messrs. Brooks, Price and Reilly received $10,000.

●	Compensation Committee: each of Messrs. Barnhart and Moschner received $10,000. Mr. Petito received $6,667.

●	Nominating and Corporate Governance Committee: each of Ms. Arnold, Messrs. Reilly and Schoch received $10,000.

During the fiscal year ended June 30, 2014, the following directors elected to receive their fees, or a portion thereof, in the Company’s Common Stock in lieu of cash:

●
Ms. Arnold and Messrs. Moschner and Schoch each elected to receive 15,980 shares for $30,000 of fees; Mr. Barnhart elected to receive 37,287 shares for $70,000 of fees; Mr. Petito elected to receive 11,217 shares for $20,000 of fees; and Mr. Reilly elected to receive 16,475 shares for $30,000 of fees.

(3)
Represents the fair value of options granted to each non-employee director on June 19, 2014 pursuant to our 2014 Incentive Stock Option Plan computed in accordance with FASB ASC Topic 718.  Each non-employee director was granted options to purchase up to 20,000 shares of Common Stock which vest as follows: one-third on the first anniversary of the grant date; one-third on the second anniversary of the grant date; and one-third on the third anniversary of the grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Common Stock

The following table sets forth, as of September 5, 2014, the beneficial ownership of the common stock of each of the Company’s directors and executive officers, the other employees named in the Summary Compensation Table set forth above, as well as by the Company’s directors and executive officers as a group. The Company is not aware of any beneficial owner of more than five percent of the common stock. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable:

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned(2)		Percent of Class
Deborah G. Arnold 9704 Clos du Lac Circle Loomis, California 95630	43,416		*
Steven D. Barnhart 1 W. Onwentsia Road Lake Forest, Illinois 60045	240,197		*
Joel Brooks 303 George Street, Suite 140 New Brunswick, New Jersey 08901	35,000		*
David M. DeMedio 100 Deerfield Lane, Suite 140 Malvern, Pennsylvania 19355	130,675		*
Stephen P. Herbert 100 Deerfield Lane, Suite 140 Malvern, Pennsylvania 19355	346,656	(3)	*
Michael Lawlor 100 Deerfield Lane, Suite 140 Malvern, Pennsylvania 19355	35,552		*
Albin F. Moschner 1022 Aynsley Avenue Lake Forest, Illinois 60045	483,172	(4)	1.36%
William J. Reilly, Jr. 1280 South Concord Road West Chester, Pennsylvania 19382	42,080	(5)	*
Cary Sagady 100 Deerfield Lane, Suite 140 Malvern, Pennsylvania 19355	5,050		*
William J. Schoch 300 Montgomery Street, #400 San Francisco, California 94104	41,958		*
All Directors and Executive Officers As a Group (8 persons)	1,363,154		3.83%

*	Less than one percent (1%)

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities. Shares of Common Stock issuable upon conversion of the Series A Preferred Stock, or shares of Common Stock issuable upon exercise of warrants currently exercisable, or exercisable within sixty days of September 5, 2014, are deemed to be beneficially owned for purposes hereof.

(2)	The percentage of common stock beneficially owned is based on 35,603,271 shares outstanding as of September 5, 2014.

(3)
Includes 32,010 shares of common stock beneficially owned by Mr. Herbert’s child, 27,440 shares of common stock beneficially owned by his spouse.  Includes 23,809 shares which vest upon the attainment of at least $2.50 per share closing price for thirty consecutive trading days at any time prior to September 5, 2015.

(4)	Includes 1,163 shares underlying preferred stock.

(5)	Includes 100 shares of common stock beneficially owned by Mr. Reilly’s child.

Preferred Stock

Other than the 7,000 shares of preferred stock beneficially owned by Mr. Moschner, there were no shares of preferred stock that were beneficially owned as of September 5, 2014 by the Company’s directors or named executive officers.

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

DIRECTOR INDEPENDENCE

The Board of Directors has determined that Deborah G. Arnold, Steven D. Barnhart, Joel Brooks, Albin F. Moschner, William J. Reilly, Jr., and William J. Schoch, which members constitute all of the currently serving Board of Directors other than Mr. Herbert, are independent in accordance with the applicable listing standards of The NASDAQ Stock Market LLC.

The Board of Directors has a standing Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee.

The Audit Committee of the Board of Directors presently consists of Mr. Brooks (Chairman), Mr. Moschner and Mr. Reilly. The Audit Committee recommends the engagement of the Company’s independent accountants and is primarily responsible for approving the services performed by the Company’s independent accountants, for reviewing and evaluating the Company’s accounting principles, reviewing the independence of independent auditors, and reviewing the adequacy and effectiveness of the Company’s internal controls. The Audit Committee operates pursuant to a charter that was last amended and restated by the Board of Directors on April 11, 2006, a copy of which is accessible on the Company’s website, www.usatech.com.

The Compensation Committee of the Board of Directors presently consists of Mr. Moschner (Chairman) and Mr. Barnhart. The Board of Directors has determined that each of the current members of the Compensation Committee is independent in accordance with the applicable listing standards of The Nasdaq Stock Market LLC. The Committee reviews and recommends compensation and compensation changes for the executive officers of the Company and administers the Company’s stock option and restricted stock grant plans. The Compensation Committee operates pursuant to a charter that was adopted by the Board in September 2007 and amended in May 2013, a copy of which is accessible on the Company’s website, www.usatech.com.

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

Item 14. Principal Accounting Fees and Services.

AUDIT AND NON-AUDIT FEES

During the fiscal year ended June 30, 2014 and 2013, fees in connection with services rendered by McGladrey LLP were as set forth below:

	Fiscal	Fiscal
	2014	2013
Audit Fees	$225,530	$211,186
Audit-Related Fees	5,800	10,905
Tax Fees	9,500	-
All Other Fees	-	-
Total	$240,830	$222,091

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

3.1.3	Third Amendment to Amended and Restated Articles of Incorporation of the Company filed on February 7, 2006 (Incorporated by reference to Exhibit 3.1.3 to Form 10-K filed on September 30, 2013).

3.1.4	Fourth Amendment to Amended and Restated Articles of Incorporation of the Company filed on July 25, 2007. (Incorporated by reference to Exhibit 3.1.3 to Form 10-K filed September 23, 2008).

3.1.5	Fifth Amendment to Amended and Restated Articles of Incorporation of the Company filed on March 6, 2008. (Incorporated by reference to Exhibit 3.1.4 to Form 10-K filed September 23, 2008).

3.2	Amended and Restated By-Laws of the Company dated as of April 24, 2014 (Incorporated by reference to Exhibit 3(i) to Form8-K filed on April 30, 2014).

4.1	Warrant dated January 1, 2013 in favor of Avidbank Holdings, Inc. (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 19, 2013).

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

10.3	Employment and Non-Competition Agreement between the Company and David M. DeMedio dated April 12, 2005 (Incorporated by reference to Exhibit 10.22 to Form S-1 Registration Statement No. 333-124078).

10.4	First Amendment to Employment and Non-Competition Agreement between the Company and David M. DeMedio dated May 11, 2006 (Incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 15, 2006).

10.5	USA Technologies, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6 to Form 10-K filed on September 30, 2013).

10.6
Second Amendment to Employment and Non-Competition Agreement dated March 13, 2007, between the Company and David M. DeMedio (Incorporated by reference to Exhibit 10.34 to Form S-1 filed April 12, 2007).

10.7	Form of Indemnification Agreement between the Company and each of its officers and Directors (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 14, 2007).

10.8
Third Amendment to Employment and Non-Competition Agreement between the Company and David M. DeMedio dated September 22, 2008. (Incorporated by reference to Exhibit 10.29 to Form 10-K filed September 24, 2008).

10.9
Promotional Agreement between the Company and Visa U.S.A. Inc., dated October 12, 2011 (Portions of this exhibit were redacted pursuant to a confidential treatment request) (Incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No.4 to Form S-1 Registration Statement No. 333-165516).

10.10
First Amendment to Visa Promotional Agreement between the Company and Visa U.S.A. Inc. dated as of October 9, 2012 (Portions of this exhibit were redacted pursuant to a confidential treatment request) (Incorporated by reference to Exhibit 10.32 to Post-Effective Amendment No.6 to Form S-1 Registration Statement No. 333-165516).

10.11	Letter from the Company to David M. DeMedio dated September 24, 2009. (Incorporated by reference to Exhibit 10.32 to Form 10-K filed September 25, 2009).

10.12
Amended and Restated Employment and Non-Competition Agreement between the Company and Stephen P. Herbert dated November 30, 2011. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2011).

10.13
Fifth Amendment to Employment and Non-Competition Agreement dated as of July 1, 2011 between the Company and David M. DeMedio. (Incorporated by reference to Exhibit 10.31 to Form 10-K filed September 27, 2011).

10.14
Sixth Amendment to Employment and Non-Competition Agreement dated September 27, 2011 between the Company and David M. DeMedio. (Incorporated by reference to Exhibit 10.32 to Form 10-K filed September 27, 2011).

10.15	Employment and Non-Competition Agreement dated July 2, 2008 between the Company and Cary Sagady (Incorporated by reference to Exhibit 10.21 to Form 10-K filed on September 30, 2013).

10.16	Employment and Non-Competition Agreement dated June 7, 2010 between the Company and Michael Lawlor (Incorporated by reference to Exhibit 10.22 to Form 10-K filed on September 30, 2013).

10.17
First Amendment to Employment and Non-competition Agreement dated April 27, 2012 between the Company and Michael Lawlor (Incorporated by reference to Exhibit 10.23 to Form 10-K filed on September 30, 2013).

52

10.18 10.19
Second Amendment to Office Space Lease dated as of November 17, 2010 by and between the Company and Liberty Malvern, LP. (Incorporated by reference to Exhibit 10.2 to Form 10-Q filed on January 20, 2011).

USA Technologies, Inc. 2014 Stock Option Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on form DEF 14A filed on May 15, 2014).

10.20
Loan and Security Agreement between the Company and Avidbank Corporate Finance, a division of Avidbank, dated as of June 21, 2012 (Incorporated by reference to Exhibit 10.40 to Form 10-K filed on September 25, 2012).

10.21
First Amendment to Loan and Security Agreement dated as of January 1, 2013 between the Company and Avidbank Corporate Finance, a division of Avidbank (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 18, 2013).

10.22
Second Amendment to Loan and Security Agreement dated as of April 2, 2013 between the Company and Avidbank Corporate Finance, a division of Avidbank (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 18, 2013).

10.23
Third Amendment to Loan and Security Agreement dated as of April 11, 2013 between the Company and Avidbank Corporate Finance, a division of Avidbank (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 18, 2013).

10.24
Fourth Amendment to Loan and Security Agreement dated as of April 29, 2013 between the Company and Avidbank Corporate Finance, a division of Avidbank (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 14, 2013)

10.25
Fifth Amendment to Loan and Security Agreement dated as of September 26, 2013 between the Company and Avidbank Corporate Finance, a division of Avidbank (Incorporated by reference to Exhibit 10.30 to Form 10-K filed September 30, 2013).

10.26	Intellectual Property Security Agreement between the Company and Avidbank Corporate Finance, a division of Avidbank, dated as of June 21, 2012 (Incorporated by reference to Exhibit 10.41 to Form 10-K filed on September 25, 2012).

10.27	Seventh Amendment to Employment and Non-Competition Agreement dated as of November 7, 2013 between the Company and David M. DeMedio. (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 13, 2013).

10.28**	Sixth Amendment to Loan and Security Agreement dated as of May 15, 2014 between the Company and Avidbank Corporate Finance, a division of Avidbank.

10.29**	Seventh Amendment to Loan and Security Agreement dated as of June 17, 2014 between the Company and Avidbank Corporate Finance, a division of Avidbank.

10.30**	Eighth Amendment to Loan and Security Agreement dated as of June 30, 2014 between the Company and Avidbank Corporate Finance, a division of Avidbank.

10.31**	Master Lease Agreement by and between the Company and Varilease Finance, Inc. as of June 26, 2014

10.32**	Sale Leaseback Agreement and Schedule No. 1 by and between the Company and Varilease Finance, Inc. as of June 26, 2014.

10.33**	Sale Leaseback Agreement and Schedule No. 2 by and between the Company and Varilease Finance, Inc. as of June 26, 2014.

10.34**	Sale Leaseback Agreement and Schedule No. 3 by and between the Company and Varilease Finance, Inc. as of June 26, 2014.

10.35**	Sale Leaseback Agreement and Schedule No. 4 by and between the Company and Varilease Finance, Inc. as of June 26, 2014.

10.36**	Sale Leaseback Agreement and Schedule No. 5 by and between the Company and Varilease Finance, Inc. as of June 26, 2014.

10.37**	Sale Leaseback Agreement and Schedule No. 6 by and between the Company and Varilease Finance, Inc. as of June 26, 2014.

10.38**	Amendment No. 1 to Schedule No. 1 to Sale Leaseback Agreement by and between the Company and Varilease Finance, Inc. as of July 9, 2014

10.39**	Amendment No. 1 to Schedule No. 2 to Sale Leaseback Agreement by and between the Company and Varilease Finance, Inc. as of July 9, 2014

10.40**	Amendment No. 1 to Schedule No. 3 to Sale Leaseback Agreement by and between the Company and Varilease Finance, Inc. as of July 25, 2014

10.41**	Amendment No. 1 to Schedule No. 4 to Sale Leaseback Agreement by and between the Company and Varilease Finance, Inc. as of July 29, 2014

10.42**	Amendment No. 1 to Schedule No. 5 to Sale Leaseback Agreement by and between the Company and Varilease Finance, Inc. as of July 30, 2014

10.43**	Amendment No. 1 to Schedule No. 6 to Sale Leaseback Agreement by and between the Company and Varilease Finance, Inc. as of August 1, 2014

21	List of significant subsidiaries of the Company (Incorporated by reference to Exhibit 21 to Form S-1 filed on March 16, 2010).

23.1**	Consent of McGladrey LLP, Independent Registered Public Accounting Firm.

31.1**	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2**	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith.

SCHEDULE II
USA TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2014, 2013, AND 2012

			Deductions
			uncollectible
	Balance at	Additions	receivables	Balance
	beginning	charged to	written off, net	at end
ACCOUNTS RECEIVABLE	of period	earnings	of recoveries	of period
June 30, 2014	$18,000	$94,000	$49,000	$63,000
June 30, 2013	$25,000	$69,000	$76,000	$18,000
June 30, 2012	$113,000	$(46,000)	$42,000	$25,000

	Balance at	Additions	Deductions,	Balance
	beginning	charged to	Shrinkage and	at end
INVENTORY	of period	earnings	obsolescence	of period
June 30, 2014	$727,000	$164,000	$126,000	$765,000
June 30, 2013	$712,000	$135,000	$120,000	$727,000
June 30, 2012	$628,000	$136,000	$52,000	$712,000

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

SIGNATURES	TITLE	DATE

/s/ Stephen P. Herbert	Chairman of the Board of Directors	September 29, 2014
Stephen P. Herbert	and Chief Executive Officer
(Principal Executive Officer)

/s/ David M. DeMedio	Chief Financial Officer (Principal	September 29, 2014
David M. DeMedio	Accounting Officer)

/s/ Deborah G. Arnold	Director	September 24, 2014
Deborah G. Arnold

/s/ Steven D. Barnhart	Director	September 25, 2014
Steven D. Barnhart

/s/ Joel Brooks	Director	September 26, 2014
Joel Brooks

/s/ Albin F. Moschner	Director	September 26, 2014
Albin F. Moschner

/s/ William J. Reilly, Jr.	Director	September 26, 2014
William J. Reilly, Jr.

/s/ William J. Schoch	Director	September 25, 2014
William J. Schoch

