Form 10-Q
period 2014-09-30
USA TECHNOLOGIES INC
filed 2014-11-14
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 11, 2014, there were 35,716,678 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.
Consolidated Balance Sheets

	September 30,	June 30,
	2014	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,916,078	$9,072,320
Accounts receivable, less allowance for uncollectible accounts of $129,000 and $63,000, respectively	2,444,748	2,683,579
Finance receivables	279,216	119,793
Inventory	2,629,361	1,486,777
Prepaid expenses and other current assets	376,823	363,367
Deferred income taxes	907,691	907,691
Total current assets	17,553,917	14,633,527

Finance receivables, less current portion	948,833	352,794
Other assets	382,563	190,703
Property and equipment, net	17,780,294	21,138,580
Deferred income taxes	26,713,803	26,353,330
Intangibles, net	432,100	432,100
Goodwill	7,663,208	7,663,208
Total assets	$71,474,718	$70,764,242
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,632,643	$7,753,911
Accrued expenses	1,779,037	1,915,799
Line of credit	5,000,000	5,000,000
Current obligations under long-term debt	207,383	172,911
Income taxes payable	-	21,021
Deferred gain from sale-leaseback transactions	860,390	380,895
Total current liabilities	15,479,453	15,244,537

Long-term liabilities:
Long-term debt, less current portion	222,907	249,865
Accrued expenses, less current portion	137,045	186,174
Warrant liabilities	275,157	585,209
Deferred gain from sale-leaseback transactions, less current portion	1,545,641	761,790
Total long-term liabilities	2,180,750	1,783,038
Total liabilities	17,660,203	17,027,575

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000 Series A convertible preferred- Authorized shares- 900,000 Issued and outstanding shares- 442,968 (liquidation preference of $17,022,682 and $16,690,456, respectively)	3,138,056	3,138,056
Common stock, no par value: Authorized shares- 640,000,000 Issued and outstanding shares- 35,637,706 and 35,514,685, respectively	224,349,001	224,210,197
Accumulated deficit	(173,672,542)	(173,611,586)
Total shareholders’ equity	53,814,515	53,736,667
Total liabilities and shareholders’ equity	$71,474,718	$70,764,242

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended
	September 30,
	2014	2013

Revenues:
License and transaction fees	$10,156,222	$8,507,044
Equipment sales	2,096,380	1,616,014
Total revenues	12,252,602	10,123,058

Cost of services	7,251,107	5,409,463
Cost of equipment	1,866,257	1,130,824
Gross profit	3,135,238	3,582,771

Operating expenses:
Selling, general and administrative	3,632,487	3,295,344
Depreciation and amortization	169,403	158,509
Total operating expenses	3,801,890	3,453,853
Operating income (loss)	(666,652)	128,918

Other income (expense):
Interest income	10,082	13,526
Interest expense	(74,911)	(60,976)
Change in fair value of warrant liabilities	310,052	219,097
Total other income, net	245,223	171,647

Income (loss) before benefit (provision) for income taxes	(421,429)	300,565
Benefit (provision) for income taxes	360,473	(6,911)
Net income (loss)	(60,956)	293,654
Cumulative preferred dividends	(332,226)	(332,226)
Net loss applicable to common shares	$(393,182)	$(38,572)
Net loss per common share (basic and diluted)	$(0.01)	$-

Weighted average number of common shares outstanding (basic and diluted)	35,586,455	33,324,295

See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balance, June 30, 2014	442,968	$3,138,056	35,514,685	$224,210,197	$(173,611,586)	$53,736,667

Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2011 Stock Incentive Plan	-	-	10,002	604	-	604
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2012 Stock Incentive Plan	-	-	57,682	9,273	-	9,273
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2013 Stock Incentive Plan	-	-	55,337	76,681	-	76,681
Charges incurred under the 2014 Stock Option Incentive Plan	-	-	-	52,246	-	52,246
Net loss	-	-	-	-	(60,956)	(60,956)
Balance, September 30, 2014	442,968	$3,138,056	35,637,706	$224,349,001	$(173,672,542)	$53,814,515

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$(60,956)	$293,654
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Charges incurred in connection with the vesting and issuance of common stock and common stock options for employee and director compensation	138,804	84,392
(Gain) Loss on disposal of property and equipment	(3,284)	14,935
Non-cash interest and amortization of debt discount	-	2,095
Bad debt expense	158,716	26,431
Depreciation	1,473,412	1,218,071
Amortization	-	21,953
Change in fair value of warrant liabilities	(310,052)	(219,097)
Deferred income taxes, net	(360,473)	6,911
Recognition of deferred gain from sale-leaseback transactions	(188,327)	-
Changes in operating assets and liabilities:
Accounts receivable	80,115	705,115
Finance receivables	(755,462)	(38,671)
Inventory	(1,138,319)	78,017
Prepaid expenses and other current assets	(110,755)	(51,960)
Accounts payable	(121,268)	(1,247,786)
Accrued expenses	(185,891)	17,764
Income taxes payable	(21,021)	-
Net cash provided by (used in) operating activities	(1,404,761)	911,824

INVESTING ACTIVITIES:
Purchase of property and equipment	(31,490)	(14,626)
Purchase of property for rental program	(1,641,993)	(2,074,975)
Proceeds from sale of rental equipment under sale-leaseback transactions	4,993,879	-
Proceeds from sale of property and equipment	23,734	-
Net cash provided by (used in) investing activities	3,344,130	(2,089,601)

FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock and exercise of common stock warrants	-	85,654
Proceeds from line of credit	-	1,000,000
Repayment of long-term debt	(95,611)	(76,977)
Net cash provided by (used in) financing activities	(95,611)	1,008,677
Net increase (decrease) in cash and cash equivalents	1,843,758	(169,100)
Cash and cash equivalents at beginning of period	9,072,320	5,981,000
Cash and cash equivalents at end of period	$10,916,078	$5,811,900

Supplemental disclosures of cash flow information :
Cash paid for interest	$79,199	$69,735
Depreciation expense allocated to cost of sales	$1,295,445	$1,081,515
Reclass of rental program property to inventory, net	$4,265	$20,661
Prepaid items financed with debt	$103,125	$101,850
Equipment and software acquired under capital lease	$-	$22,036
Disposal of property and equipment	$52,658	$174,204
Disposal of property and equipment under sale-leaseback transactions	$3,873,275	$-

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

INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. The balance sheet at June 30, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company had a net loss of $60,956 for the three-month period ended September 30, 2014. The Company had net income of $27,530,652 for the year ended June 30, 2014. Included in net income for the year ended June 30, 2014 was a benefit for income taxes of $27,255,398. Net income includes adjustments for changes to the fair value of our warrant liabilities, which are subject to secondary market conditions, and are not reasonably predictable. The Company’s ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and the available capital resources. Until the Company’s products and services can generate sufficient annual revenues, the Company will be required to use its cash and cash equivalents on hand, and its line of credit (see Note 4), and may raise capital to meet its cash flow requirements including the issuance of Common Stock or debt financing.

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

At September 30, 2014 and June 30, 2014, none of the cash and cash equivalents of the Company was payable to our customers. Included in accounts receivable are amounts for transactions processed with our card processers for which cash has not been received by the Company and included in accounts payable are amounts for transactions processed with our card processers and due to our customers, which are recorded net of fees due to the Company. Generally, contractual terms require us to remit amounts owed to our customers on a weekly basis.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1. ACCOUNTING POLICIES (CONTINUED)

FINANCE RECEIVABLES

The Company offers extended payment terms to certain customers for equipment sales under its QuickStart Program. In accordance with the Financial Accounting Standards Board Accounting Standards Codification® (“ASC”) Topic 840, “Leases”, agreements under the QuickStart Program qualify for sales-type lease accounting. Accordingly, the future minimum lease payments are classified as finance receivables in the Company’s consolidated balance sheets. QuickStart leases are generally for a sixty month term. Finance receivables are carried at their contractual amount and charged off against the allowance for credit losses when management determines that recovery is unlikely and the Company ceases collection efforts. The Company recognizes a portion of the note or lease payments as interest income in the accompanying consolidated financial statements based on the effective interest rate method.

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

EQUIPMENT RENTAL

The Company offers its customers a rental program for its ePort devices, the JumpStart Program (“JumpStart”). The JumpStart terms are typically 36 months and are cancellable with sixty days written notice. In accordance with ASC 840, “Leases”, the Company classifies the rental agreements as operating leases, with service fee revenue related to the leases included in license and transaction fees in the Consolidated Statements of Operations. Cost for the JumpStart revenues, which consists of depreciation expense on the JumpStart equipment, is included in cost of services in the Consolidated Statements of Operations. ePort equipment utilized by the JumpStart Program is included in property and equipment, net on the Consolidated Balance Sheet.

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

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest or penalties related to uncertain tax positions were accrued or incurred during the three months ended September 30, 2014 and 2013.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. FINANCE RECEIVABLES

Finance Receivables consist of the following:

	September 30,	June 30,
	2014	2014
	(unaudited)
Total finance receivables	$1,228,049	$472,587
Less current portion	279,216	119,793
Non-current portion of finance receivables	$948,833	$352,794

As of September 30, 2014 and June 30, 2014, there was no allowance for credit losses of finance receivables. As the Company collects monthly payments of the receivables from the customers’ transaction funds, the risk of loss was determined to be remote.

Credit Quality Indicators
As of September 30, 2014
(unaudited)

Credit risk profile based on payment activity:
Leases

Performing	$1,222,768
Nonperforming	5,281
Total	$1,228,049

Age Analysis of Past Due Finance Receivables
As of September 30, 2014
(unaudited)

	31 – 60	61 – 90	Greater than			Total
	Days Past	Days Past	90 Days Past	Total Past		Finance
	Due	Due	Due	Due	Current	Receivables

Leases	$-	$1,787	$3,494	$5,281	$1,222,768	$1,228,049
Total	$-	$1,787	$3,494	$5,281	$1,222,768	$1,228,049

USA Technologies, Inc.
Notes to Consolidated Financial Statements

3. ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	June 30,
	2014	2014
	(unaudited)
Accrued compensation and related sales commissions	$378,092	$545,110
Accrued professional fees	227,457	214,615
Accrued taxes and filing fees	660,837	640,958
Advanced customer billings	329,762	370,040
Accrued rent	137,191	155,712
Accrued other	182,743	175,538
	$1,916,082	$2,101,973

4. LINE OF CREDIT

The balance due on the Line of Credit was $5,000,000 at September 30, 2014 and June 30, 2014. At September 30, 2014, $2,000,000 was available under the Line of Credit.

As of September 30, 2014, the Company and the Bank entered into a Ninth Amendment (“Ninth Amendment”) to the Loan and Security Agreement to change the definition of Adjusted EBITDA for the quarter ended September 30, 2014.

5. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	June 30,
	2014	2014
	(unaudited)
Capital lease obligations	$345,573	$414,525
Loan agreements	84,717	8,251
	430,290	422,776
Less current portion	207,383	172,911
	$222,907	$249,865

During August 2014, the Company financed a portion of the premiums for various insurance policies totaling $103,125, due in nine monthly payments through April 2015 at an interest rate of 5.27%.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the fair value hierarchy described in Note 1, the following table shows the fair value of the Company’s financial instrument that is required to be measured at fair value as of September 30, 2014 and June 30, 2014:

September 30, 2014 (unaudited)	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$275,157	$275,157

June 30, 2014	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$585,209	$585,209

As of September 30, 2014 and June 30, 2014, the Company held no Level 1 or Level 2 financial instruments.

As of September 30, 2014 and June 30, 2014, the fair values of the Company’s Level 3 financial instrument totaled $275,157 and $585,209, respectively. The Level 3 financial instrument consists of common stock warrants issued by the Company in March 2011, which include features requiring liability treatment of the warrants. The fair value of warrants issued in March 2011 to purchase 3.9 million shares of the Company’s common stock is based on valuations performed by an independent third party valuation firm. The fair value was determined using proprietary valuation models using the quality of the underlying securities of the warrants, restrictions on the warrants and security underlying the warrants, time restrictions and precedent sale transactions completed in the secondary market or in other private transactions. There were no transfers of assets or liabilities between level 1, level 2, or level 3 during the quarters ended September 30, 2014 and 2013.

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the three months ended September 30, 2014 and 2013:
	Three months ended
	September 30,
	2014	2013
	(unaudited)	(unaudited)
Beginning balance	$(585,209)	$(650,638)
Gain due to change in fair value of warrant liabilities, net	310,052	219,097
Ending balance	$(275,157)	$(431,541)

7. INCOME TAXES

The Company has significant deferred tax assets, a substantial amount of which result from operating loss carryforwards. In periods prior to the quarter ended March 31, 2014, the Company had determined that it was more likely than not that the benefit of its deferred tax assets would not be realized and recorded a full valuation allowance against such assets. As of March 31, 2014 the Company determined that it was more likely than not that it would realize a substantial portion of its deferred tax assets and reduced its valuation allowance accordingly.

For the three months ended September 30, 2014, an income tax benefit of $360,473 was recorded based upon a loss before income tax benefit using an estimated annual effective income tax rate of 56% for the fiscal year ending June 30, 2015.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

7. INCOME TAXES (CONTINUED)

A provision for income taxes of $6,911 (all income deferred taxes) was recorded for the three months ended September 30, 2013. This provision for income taxes was not a function of nor related to income before income taxes because the Company had significant operating loss carryforwards available to negate any taxable income that would create current liabilities for income taxes. The provision for income taxes related to the amortization of indefinite life intangible assets and goodwill that were being amortized for income tax purposes but not for financial reporting purposes giving rise to a basis difference in such assets between financial and income tax reporting. The resulting deferred tax liabilities related to the amortization of indefinite life assets were not subject to offset against deferred tax assets with finite lives.

8. COMMON STOCK, COMMON STOCK OPTIONS AND WARRANTS

Under the 2011 Stock Incentive Plan, the Company recorded stock compensation expense of $604 and 10,002 shares of Common stock vested during the three months ended September 30, 2014, related to shares granted to Directors of the Company in July 2012.

Under the 2012 Stock Incentive Plan, the Company recorded stock compensation expense of $9,273 and 57,682 shares of Common stock vested during the three months ended September 30, 2014. All of the expense and 2,500 of the shares vested related to a grant in 2014 to a non-executive employee. Additionally, 23,698 and 31,484 of the shares vested related to payment to Directors for services on the Board of Directors in the fourth quarter of fiscal 2014 and to certain non-executive employees for fiscal 2014 performance, respectively.

Under the 2013 Stock Incentive Plan, the Company recorded stock compensation expense of $76,681 and 55,337 shares of Common stock vested during the three months ended September 30, 2014. These amounts include expenses and issuances to Directors and non-executive employees, as well as expenses and issuances to the Company’s executives under the 2014 and expenses under the 2015 Long Term Stock Incentive Plans (“LTI Stock Plans”). Stock compensation expense of $36,251 related to the vesting of shares for Directors in lieu of cash payment for services on the Board of Directors during the quarter. No expense and 36,734 of the shares issued related to certain non-executive employees for fiscal 2014 performance. Stock compensation expense of $8,587 and $31,843 and 18,603 and 0 shares of Common Stock related to the vesting of shares to the Company’s executives under the 2014 and 2015 LTI Stock Plan, respectively, as more fully described below.

During the three months ended September 30, 2014, the Company recorded stock compensation expense of $8,587 for shares vesting June 30, 2015 and 2016 and issued 18,603 shares of Common Stock for shares vested on June 30, 2014 on account of the 2014 LTI Stock Plan under the 2013 Stock Incentive Plan.

On August 28, 2014, the Board of Directors approved the 2015 LTI Stock Plan covering Stephen P. Herbert, Chairman and Chief Executive Officer, and David M. DeMedio, Chief Financial Officer. The 2015 LTI Stock Plan provides that each executive officer would be awarded shares of common stock of the Company in the event that certain metrics relating to the Company’s 2015 fiscal year would result in specified ranges of year-over-year percentage growth. The metrics are total number of connections as of June 30, 2015 as compared to total number of connections as of June 30, 2014 and adjusted EBITDA earned during the 2015 fiscal year as compared to adjusted EBITDA earned during the 2014 fiscal year.

If none of the minimum threshold year-over-year percentage target goals are achieved, the executive officers would not be awarded any shares. If all of the year-over-year percentage target goals are achieved, the executive officers would be awarded shares having the following value: Stephen P. Herbert – $341,227 (100% of base salary); and David M. DeMedio – $178,406 (75% of base salary). If all of the maximum distinguished year-over-year percentage target goals are achieved, the executive officers would be awarded shares having the following value: Mr. Herbert – $682,454 (200% of base salary); and Mr. DeMedio – $356,812 (150% of base salary). Assuming the minimum threshold year-over-year percentage target goal would be achieved for a particular metric, the number of shares to be awarded for that metric would be determined on a pro rata basis, provided that the award would not exceed the maximum distinguished award for that metric. The shares awarded under the 2015 LTI Stock Plan would vest as follows: one-third at the time of issuance (June 30, 2015); one-third on the first anniversary of issuance; and one-third on the second anniversary of issuance. The Company recorded stock compensation expense of $31,843 during the three months ended September 30, 2014 on account of the 2015 LTI Stock Plan.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

8. COMMON STOCK, COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

During the three months ended September 30, 2013, the Company recorded stock compensation expense of $84,392 and 62,683 shares of Common Stock were issued; $8,907 for grants to the executive officers in September 2011; $19,739 for officers of the Company under the 2014 Stock Incentive Plan; $752 and $3,021 of expenses related to vesting of shares granted to Directors of the Company in March 2012 and July 2012, respectively; $57,500 for shares issued to Company Directors for fees in lieu of cash payment; offset by a reversal of $5,527 for grants to certain non-executive employees in October 2012 due to certain performance targets not being met.

During the three months ended September 30, 2013, an executive officer exercised his right to cancel shares of common stock awarded to him under his prior employment agreement and the Special Equity Plan granted in September 2012 for the payment of payroll taxes. In total, 7,379 shares of the Company’s Common Stock were cancelled to satisfy $13,946 of related payroll obligations.

COMMON STOCK OPTIONS

On August 28, 2014, the Board of Directors awarded options to purchase common stock under the Company’s 2014 Stock Option Incentive Plan to each of Messrs. Herbert and DeMedio.

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

The weighted-average fair value of options granted during the three months ended September 30, 2014 was $1.27. There were no options granted during the three months ended September 30, 2013. The fair value of options granted during the fiscal quarter ended September 30, 2014 was estimated at the grant date using the following weighted average assumptions:

Three months ended
September 30, 2014
Expected volatility	79%
Expected life	7 years
Expected dividends	0.00%
Risk-free interest rate	2.04%

During the three months ended September 30, 2014, the Company recorded compensation expense of $24,930 related to the stock options granted to the executive officers of the company in August 2014 under the 2014 Stock Option Incentive Plan.

For the three months ended September 30, 2014, the Company recorded compensation expense of $27,316 for stock options granted in the fiscal year ended June 30, 2014 to its non-employee Directors under the 2014 Stock Option Incentive Plan.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

8. COMMON STOCK, COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

COMMON STOCK WARRANTS

No warrants were issued, exercised or expired during the three months ended September 30, 2014. Warrants were exercised during the three months ended September 30, 2013, resulting in the issuance of 118,141 shares of Common Stock at $1.13 per share. On September 14, 2013 warrants to purchase 903,955 shares of Common Stock, exercisable at $5.90 per share, expired unexercised.

9. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

In June 2014, the Company and Varilease Finance, Inc. (“Varilease”), entered into six Sale Leaseback Agreements (the “Sale Leaseback Agreements” or a “Sale Leaseback Agreement”) pursuant to which Varilease purchased ePort equipment owned by the Company and used by the Company in its JumpStart program. As of June 30, 2014, Varilease completed the purchase from the Company, the ePort equipment under the first two of the Sale Leaseback Agreements as described in our Annual Report on Form 10-K for the year ended June 30, 2014.

In the quarter ended September 30, 2014, Varilease completed the purchase from the Company of the ePort equipment described in the last four of the Sale Leaseback Agreements.

Upon the completion of the sale under these agreements, the Company computed a gain on the sale of its ePort equipment, which is deferred and will be amortized in proportion to the related gross rental charged to expense over the lease terms in accordance with the FASB topic ASC 840-40, “Sale Leaseback Transactions”. The computed gain on the sale will be recognized ratably over the 36-month term and charged as a reduction to the Company’s JumpStart rent expense included in costs of services in the Company’s consolidated statement of operations. The Company is accounting for the Sale Leaseback as an operating lease and is obligated to pay to Varilease a base monthly rental for this equipment during the 36-month lease term.

Upon the completion of the sale, the Company computed a gain on the sale of its ePort equipment as follows:
	Three months ended
	June 30, 2014	September 30, 2014	Total
Rental equipment sold, cost	$1,918,920	$3,873,275	$5,792,195
Rental equipment sold, accumulated depreciation upon sale	(76,032)	(331,069)	(407,101)
Rental equipment sold, net book value	1,842,888	3,542,206	5,385,094
Proceeds from sale	2,995,095	4,993,879	7,988,974
Gain on sale of rental equipment	$1,152,207	$1,451,673	$2,603,880

The following table summarizes the changes in deferred gain for the three months ended September 30, 2014 from the sale-leaseback transactions:
Three months ended
September 30, 2014
Beginning balance, June 30, 2014	$1,142,685
Gain on sale of rental equipment	1,451,673
Recognition of deferred gain	(188,327)
Ending balance, September 30, 2014	2,406,031
Less current portion	860,390
Non-current portion of deferred gain	$1,545,641

USA Technologies, Inc.
Notes to Consolidated Financial Statements

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is obligated to pay Varilease a base monthly rental of approximately $220,000 for this equipment during the 36-month lease term. Future minimum lease payments subsequent to September 30, 2014 are as follows:
Operating Leases
from Sale Leaseback

2015 (remaining nine months)	$1,980,867
2016	2,641,155
2017	2,641,155
2018	137,731
Total minimum lease payments	$7,400,908

2015 STI PLAN

On August 28, 2014, the Board of Directors approved the Fiscal Year 2015 Short-Term Incentive Plan (the “2015 STI Plan”) covering Stephen P. Herbert, Chairman and Chief Executive Officer, and David M. DeMedio, Chief Financial Officer.

The 2015 STI Plan provides that each executive officer would earn a cash bonus in the event that the Company achieved during the 2015 fiscal year certain annual financial goals and certain annual specific performance goals relating to the executive officer which are to be established by the Compensation Committee.

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

During the three months ended September 30, 2014, the Company recorded expense of $26,461 and a corresponding liability for the 2015 STI Plan.

LITIGATION

From time to time, the Company is involved in various legal proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material adverse effect on the Company’s financial position and results of operations or cash flows.

As of September 30, 2014, the Company has accrued approximately $690,000 representing estimated obligations of the Company in connection with a customer billing dispute and is included in Accounts Payable in the Consolidated Balance Sheets. Approximately $280,000 of this amount was recorded in fiscal 2014 and $410,000 of this amount was recorded in the three months ended September 30, 2014 and is reflected in Cost of Services in the Consolidated Statements of Operations.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

10. SUBSEQUENT EVENTS

LINE OF CREDIT

In October 2014, the Company paid a portion of its outstanding balance on its Line of Credit in the amount of $2,500,000 with cash and cash equivalents on hand as of September 30, 2014. The balance outstanding, as of the date of filing, was $2,500,000, and $4,500,000 was available under the Line of Credit.

CAPITAL LEASE

In October 2014, the Company entered into a capital lease for network equipment totaling $114,377 due in twelve quarterly installments of $10,421 through August 2017.

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

●
whether the Company’s current or future customers purchase, lease, rent or utilize ePort devices or our other products in the future at levels currently anticipated by our Company, including appropriate diversification resulting from sources other than our JumpStart Program;

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

●	the ability of our products and services to avoid unauthorized hacking or credit card fraud;

●	whether our suppliers would increase their prices, reduce their output or change their terms of sale; and

●	the ability of the Company to operate without infringing the proprietary rights of others.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Results for the quarter ended September 30, 2014 continued to demonstrate growth in the Company’s revenues and connections to its service as compared to the quarter ended September 30, 2013. Highlights of year over year improvements include:

●	Recurring license and transaction fee revenue up 19% to $10.2 million; and
●	Total connections to its ePort Connect service base as of September 30, 2014 up 27% as compared to September 30, 2013.

Revenues for the quarter ended September 30, 2014 were $12,252,602, consisting of $10,156,222 of license and transaction fees and $2,096,380 of equipment sales, compared to $10,123,058 for the quarter ended September 30, 2013, consisting of $8,507,044 of license and transaction fees and $1,616,014 of equipment sales. The increase in total revenue of $2,129,544, or 21%, was primarily due to an increase in license and transaction fees of $1,649,178, or 19%, and an increase in equipment sales of $480,366 or 30%, from the same period in the prior fiscal year.

Revenue from license and transaction fees, which represented 83% and 84% of total revenue for the quarters ended September 30, 2014 and 2013, respectively, is primarily attributable to monthly ePort Connect® service fees and transaction processing fees. Highlights for the quarter ended September 30, 2014 include:

●
Adding 10,000 net connections to our service, consisting of 13,000 new connections to our ePort Connect service in the quarter, offset by 3,000 deactivations, compared to 3,000 net connections added in the same quarter of fiscal 2013;

●
As of September 30, 2014, the Company had approximately 276,000 connections to the ePort Connect service compared to approximately 217,000 connections to the ePort Connect service as of September 30, 2013, an increase of 59,000 connections, or 27%;

●
Increases in the number of small-ticket, credit/debit transactions and dollars handled for the quarter ended September 30, 2014 of 26% and 31%, respectively, compared to the same period a year ago; and

●	ePort Connect customer base grew 41% from September 30, 2013.

The increase in license and transaction fees was due to the growth in ePort Connect service fees and transaction dollars that stems from the increased number of connections to our ePort Connect service. As of September 30, 2014, the Company had approximately 276,000 connections to the ePort Connect service as compared to approximately 217,000 connections to the ePort Connect service as of September 30, 2013. During the quarter ended September 30, 2014, the Company added approximately 10,000 net connections to its network compared to approximately 3,000 net connections added during the quarter ended September 30, 2013.

Pursuant to its agreements with customers, in addition to ePort Connect service fees, the Company earns transaction processing fees equal to a percentage of the dollar volume processed by the Company. During the quarter ended September 30, 2014, the Company processed approximately 48.7 million transactions totaling approximately $89.2 million compared to approximately 38.6 million transactions totaling approximately $67.9 million during the quarter ended September 30, 2013, an increase of approximately 26% in the number of transactions and approximately 31% in the value of transactions processed.

New customers added to our ePort® Connect service during the quarter ended September 30, 2014 totaled 600, bringing the total number of customers to approximately 7,900 as of September 30, 2014. The Company added approximately 550 new customers in the quarter ended September 30, 2013. By comparison, the Company had approximately 5,600 customers as of September 30, 2013, representing 2,300 customers added, or a 41% increase during the past twelve months. The Company views the total installed base of machines managed by its customers that have yet to transition to cashless payment, as a key strategic opportunity for future growth in connections. We count a customer as a new customer upon the signing of their ePort Connect service agreement. When a reseller sells our ePort, we count a customer as a new customer upon the signing of the applicable services agreement with the customer.

The $480,366 increase in equipment revenue was a result of an increase of approximately $619,000 in sales of ePort® products, offset by a decrease of approximately $146,000 in sales of Energy Misers. The $619,000 increase in ePort products was directly attributable to selling more units during the period due to the reintroduction of the Company’s QuickStart Program in September 2014. The QuickStart program qualifies for sales-type lease accounting where equipment revenue and a corresponding finance receivable is recognized upon shipment.

Cost of sales consisted of license and transaction fee related costs of $7,251,107 and $5,409,463 and equipment costs of $1,866,257 and $1,130,824 for the quarters ended September 30, 2014 and 2013, respectively. The increase in total cost of sales of $2,577,077, or 39%, was primarily due to an increase in cost of services of $1,841,644 that stemmed from the greater number of connections to the Company’s ePort Connect service, increases in transaction dollars processed by those connections and a charge as an estimate to settle a customer billing dispute. In addition, the increase in cost of equipment sales of $735,433 was primarily due to selling more ePort devices.

Gross profit (“GP”) for the quarter ended September 30, 2014 was $3,135,238 compared to GP of $3,582,771 from the same quarter in the prior fiscal year, a decrease of $447,533, or 12%, of which $192,466 is attributable to license and transaction fees GP, and  $255,067 of which is attributable to equipment sales GP. Overall gross profit margins decreased from 35% to 26% due to a decrease in license and transaction fee margins to 29%, from 36% in the prior corresponding fiscal quarter, and by a decrease in equipment sales margins to 11% from 30% in the prior corresponding fiscal quarter. License and transaction fees margins decreased due to $410,000 recognized in cost of services as an estimate to resolve a customer billing dispute, the impact of certain JumpStart connections added during the 2014 fiscal year with fee grace periods under sales incentives, as well as approximately $380,000 of quarterly net rent expense related to the Sale Leaseback transactions, which is approximately $90,000 higher than the quarterly depreciation the Company would have recorded on the ePorts, had the Sale Leaseback transactions not occurred. Also contributing to the decrease of license and transaction fee margins was the accrual of approximately $410,000 as an estimate in connection with a customer billing dispute as more fully described in Note 9. The decrease in equipment revenue margins is attributable to sales incentives offered with the reintroduction of our QuickStart Program in the quarter as well as having approximately $100,000 less in activation fees, which are a higher margin revenue source.

Selling, general and administrative (“SG&A”) expenses of $3,632,487 for the quarter ended September 30, 2014, increased by $337,143, or 10%, from the same quarter in the prior fiscal year; approximately $168,000, or 50% of the increase, were non-cash expenses. The overall increase in SG&A is attributable to increases of approximately $164,000 in employee compensation and benefits expenses, $132,000 in bad debt expense, and $46,000 in travel related expense predominately as a result of increased sales and marketing related efforts, offset by a net decrease of $5,000 for various other expenses.

Other income and expense for the quarter ended September 30, 2014, primarily consisted of $310,052 of non-cash gain for the change in the fair value of the Company’s warrant liabilities. The primary factor affecting the change in fair value is the decrease in the Black-Scholes value of the warrants from June 30, 2014 to September 30, 2014, which factored in the decrease in the Company’s stock price during that period.

The quarter ended September 30, 2014 resulted in a net loss of $60,956 compared to net income of $293,654 for the quarter ended September 30, 2013. After preferred dividends of $332,226 for each fiscal quarter, net loss applicable to common shareholders was $393,182 and $38,572 for the quarters ended September 30, 2014 and 2013, respectively. For the quarter ended September 30, 2014, net loss per common share, basic and diluted, was $0.01, compared to net loss per common share, basic and diluted, of $0.00, for the prior corresponding fiscal quarter.

Non-GAAP net loss for the quarter ended September 30, 2014 was $371,008, compared to non-GAAP net income of $74,557 for the quarter ended September 30, 2013. Non-GAAP net loss per common share, basic and diluted, was $0.02 and $0.01 for the quarters ended September 30, 2014 and 2013, respectively. Management believes that non-GAAP net income (loss) and non-GAAP net loss per common share are important measures of USAT’s business. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that these non-GAAP financial measures serve as useful metrics for our management and investors because they enable a better understanding of the long-term performance of our business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP (United States’ Generally Accepted Accounting Principles) financial measures and our reconciliations, enhance investors’ overall understanding of our current financial performance.

A reconciliation of GAAP net income (loss) to Non-GAAP net income (loss) for the quarters ended September 30, 2014 and 2013 is as follows:
	Three months ended
	September 30,
	2014	2013
Net income (loss)	$(60,956)	$293,654
Non-GAAP adjustments:
Fair value of warrant adjustment	(310,052)	(219,097)
Non-GAAP net income (loss)	$(371,008)	$74,557

Net income (loss)	$(60,956)	$293,654
Non-GAAP net income (loss)	$(371,008)	$74,557

Cumulative preferred dividends	(332,226)	(332,226)
Net loss applicable to common shares	$(393,182)	$(38,572)
Non-GAAP net loss applicable to common shares	$(703,234)	$(257,669)

Net loss per common share (basic and diluted)	$(0.01)	$-
Non-GAAP net loss per common share (basic and diluted)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	35,586,455	33,324,295

As used herein, non-GAAP net income (loss) represents GAAP net income (loss) excluding costs or benefits relating to any adjustment for fair value of warrant liabilities. As used herein, non-GAAP net loss per common share is calculated by dividing non-GAAP net income (loss) applicable to common shares by the weighted average number of shares outstanding.

For the quarter ended September 30, 2014, the Company had Adjusted EBITDA of $945,564, compared to $1,453,334 for the quarter ended September 30, 2013. Reconciliation of GAAP net income (loss) to Adjusted EBITDA for the quarters ended September 30, 2014 and 2013 is as follows:

	Three months ended
	September 30,
	2014	2013
Net income (loss)	$(60,956)	$293,654

Less interest income	(10,082)	(13,526)

Plus interest expense	74,911	60,976

Plus income tax expense (benefit)	(360,473)	6,911

Plus depreciation expense	1,473,412	1,218,071

Plus amortization expense	-	21,953

Plus change in fair value of warrant liabilities	(310,052)	(219,097)

Plus stock-based compensation	138,804	84,392

Adjusted EBITDA	$945,564	$1,453,334

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

LIQUIDITY AND CAPITAL RESOURCES

For the three-month period ended September 30, 2014, net cash used by operating activities was $1,404,761 as a result of a net loss of $60,956 and net cash used in the change in operating assets and liabilities of $2,252,601, offset by net non-cash charges of $908,796. Of the $908,796 of net non-cash items, the most significant during the three-month period were charges related to depreciation of assets, bad debt expense, and the vesting and issuance of common stock and options for employee and director compensation, offset by the benefit for income taxes, the decrease in the fair value of warrant liabilities and the benefit related to the recognition of deferred gain from sale-leaseback transactions. The cash used in the $2,252,601 change in the Company’s operating assets and liabilities was primarily the result of increases in inventory and finance receivables and decreases in accounts payable and accrued expenses. The increase in finance receivables was directly related to the reintroduction of the QuickStart Program in September 2014.

During the three-month period ended September 30, 2014, the cash provided by investing activities was $3,344,130, of which $4,993,879 related to the proceeds from the sale of rental equipment under the Sale Leaseback transactions, offset by $1,641,993 for the purchase of equipment for the JumpStart Program, including approximately $961,000 for the change in JumpStart equipment on hand at September 30, 2014 when compared to June 30, 2014. Approximately 20% of gross new connections added during the three months ended September 30, 2014 were from our JumpStart program, which was lower than anticipated due to increased connections added through our QuickStart Program which constituted 35% of gross connections added during the quarter.

During the three-month period ended September 30, 2014, the Company used cash of $95,611 through financing activities, which was for the repayment of debt.

We experienced losses from inception through June 30, 2012, with net income for the years ended June 30, 2013 and 2014. Our accumulated deficit through September 30, 2014 is composed of cumulative losses amounting to approximately $170,840,000, preferred dividends converted to common stock of approximately $2,690,000, and charges incurred for the open-market purchases of preferred stock of approximately $150,000.

Adjusted EBITDA for the three-month period ended September 30, 2014 was $945,564. The Company reports Adjusted EBITDA to reflect the liquidity of operations and a measure of operational cash flow. Adjusted EBITDA excludes significant non-cash charges such as income tax, depreciation, fair value warrant liability changes, and stock and equity-based compensation from net income. We believe that, provided there are no unusual or unanticipated material non-operational expenses, achieving positive Adjusted EBITDA is sustainable, and will increase, as our connection base increases.

The Company anticipates using the JumpStart and QuickStart Programs for approximately 60% to 65% of its anticipated gross connections for the remainder of the fiscal year. Cash used for the JumpStart and QuickStart Programs is classified as investing and operating activities on the Company’s Consolidated Statements of Cash Flows, respectively. Accordingly, depending upon the composition of connections added under each of the JumpStart and QuickStart Programs, the Company may generate positive cash flow from operations during the remainder of the 2015 fiscal year. The Company has efforts under way in sales, marketing, development and partnering efforts to secure connections from sources other than JumpStart and QuickStart, such as QuickConnect Web service, ePort Mobile, and direct sales of its ePort hardware device. We are also currently in discussions with third parties regarding financing options for the QuickStart program. If successful, this would allow us to reduce, and perhaps even eliminate, the use of the Company’s cash flows from operations for the QuickStart program.

The Company had two sources of cash available to fund and grow the business as of September 30, 2014: (1) cash and cash equivalents on hand of approximately $10.9 million; and (2) $2 million available on the line of credit with Avidbank, provided we continue to satisfy the various covenants set forth in the loan agreement. In addition, the Company believes the capital markets, debt and equity, would be available to provide additional sources of cash, if required.

Therefore, the Company believes its existing cash and cash equivalents and available cash resources as of September 30, 2014, would provide sufficient funds through at least July 1, 2015 in order to meet its cash requirements, including payment of its accrued expenses and payables, any cash resources to be utilized for the JumpStart Program, QuickStart Program, other anticipated capital expenditures, and the repayment of long-term debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since June 30, 2014. For a discussion of our exposure to market risk, refer to Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the year ended June 30, 2014.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2014. Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes during the quarter ended September 30, 2014 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information.

Item 3. Defaults Upon Senior Securities

There were no defaults on any senior securities. However, on August 1, 2014 an additional $332,226 of dividends were accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of September 30, 2014 are $12,593,002. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

Item 6. Exhibits

Exhibit Number	Description

10.1	Ninth Amendment to Loan and Security Agreement dated as of September 30, 2014, between the Company and Avidbank Corporate Finance, a division of Avidbank

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date: November 14, 2014	/s/ Stephen P. Herbert
Stephen P. Herbert,
Chief Executive Officer

Date: November 14, 2014	/s/ David M. DeMedio
David M. DeMedio
Chief Financial Officer

