Form 10-Q
period 2014-12-31
USA TECHNOLOGIES INC
filed 2015-02-17
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of January 31, 2015, there were 35,747,905 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.
Consolidated Balance Sheets

	December 31,	June 30,
	2014	2014
	(unaudited)

Assets
Current assets:
Cash	$6,734,077	$9,072,320
Accounts receivable, less allowance for uncollectible accounts of $197,000 and $63,000, respectively	2,758,475	2,683,579
Finance receivables	362,898	119,793
Inventory	3,448,374	1,486,777
Prepaid expenses and other current assets	586,144	363,367
Deferred income taxes	907,691	907,691
Total current assets	14,797,659	14,633,527

Finance receivables, less current portion	1,643,363	352,794
Prepaid expenses and other assets	410,838	190,703
Property and equipment, net	16,450,712	21,138,580
Deferred income taxes	26,290,424	26,353,330
Intangibles, net	432,100	432,100
Goodwill	7,663,208	7,663,208
Total assets	$67,688,304	$70,764,242
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,385,822	$7,753,911
Accrued expenses	1,726,614	1,915,799
Line of credit	4,000,000	5,000,000
Current obligations under long-term debt	203,621	172,911
Income taxes payable	-	21,021
Deferred gain from sale-leaseback transactions	860,390	380,895
Total current liabilities	12,176,447	15,244,537

Long-term liabilities:
Long-term debt, less current portion	261,716	249,865
Accrued expenses, less current portion	102,338	186,174
Warrant liabilities	139,755	585,209
Deferred gain from sale-leaseback transactions, less current portion	1,330,544	761,790
Total long-term liabilities	1,834,353	1,783,038
Total liabilities	14,010,800	17,027,575

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000 Series A convertible preferred- Authorized shares- 900,000 Issued and outstanding shares- 442,968 (liquidation preference of $17,022,682 and $16,690,456, respectively)	3,138,056	3,138,056
Common stock, no par value: Authorized shares- 640,000,000 Issued and outstanding shares- 35,660,345 and 35,514,685, respectively	224,472,905	224,210,197
Accumulated deficit	(173,933,457)	(173,611,586)
Total shareholders’ equity	53,677,504	53,736,667
Total liabilities and shareholders’ equity	$67,688,304	$70,764,242

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013

Revenues:
License and transaction fees	$10,479,496	$8,671,085	$20,635,718	$17,178,129
Equipment sales	2,341,441	1,899,429	4,437,821	3,515,443
Total revenues	12,820,937	10,570,514	25,073,539	20,693,572

Cost of services	7,157,840	5,495,385	14,408,947	10,904,848
Cost of equipment	1,929,841	1,244,996	3,796,098	2,375,820
Gross profit	3,733,256	3,830,133	6,868,494	7,412,904

Operating expenses:
Selling, general and administrative	3,530,064	3,193,568	7,162,551	6,488,912
Depreciation and amortization	151,737	126,875	321,140	285,384
Total operating expenses	3,681,801	3,320,443	7,483,691	6,774,296
Operating income (loss)	51,455	509,690	(615,197)	638,608

Other income (expense):
Interest income	4,015	4,714	14,097	18,240
Interest expense	(49,429)	(60,405)	(124,340)	(121,381)
Change in fair value of warrant liabilities	135,402	(37,896)	445,454	181,201
Total other income (expense), net	89,988	(93,587)	335,211	78,060

Income (loss) before provision for income taxes	141,443	416,103	(279,986)	716,668
Provision for income taxes	(402,358)	(6,912)	(41,885)	(13,823)

Net income (loss)	(260,915)	409,191	(321,871)	702,845
Cumulative preferred dividends	-	-	(332,226)	(332,226)
Net income (loss) applicable to common shares	$(260,915)	$409,191	$(654,097)	$370,619
Net earnings (loss) per common share - basic	$(0.01)	$0.01	$(0.02)	$0.01

Weighted average number of common shares outstanding	35,657,519	34,136,884	35,625,199	33,730,590
Net earnings (loss) per common share - diluted	$(0.01)	$0.01	$(0.02)	$0.01
Diluted weighted average number of common shares outstanding	35,657,519	34,222,731	35,625,199	33,730,590

See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balance, June 30, 2014	442,968	$3,138,056	35,514,685	$224,210,197	$(173,611,586)	$53,736,667

Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2011 Stock Incentive Plan	-	-	10,002	604	-	604
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2012 Stock Incentive Plan	-	-	60,182	14,478	-	14,478
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2013 Stock Incentive Plan	-	-	107,375	155,262	-	155,262
Charges incurred under the 2014 Stock Option Incentive Plan	-	-	-	154,351	-	154,351
Retirement of common stock	-	-	(31,899)	(61,987)	-	(61,987)
Net loss	-	-	-	-	(321,871)	(321,871)
Balance, December 31, 2014	442,968	$3,138,056	35,660,345	$224,472,905	$(173,933,457)	$53,677,504

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$(260,915)	$409,191	$(321,871)	$702,845
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Charges incurred in connection with the vesting and issuance of common stock for employee and director compensation	185,891	104,464	324,695	188,856
(Gain) loss on disposal of property and equipment	(3,794)	(5,451)	(7,078)	9,484
Non-cash interest and amortization of debt discount	-	-	-	2,095
Bad debt expense, net	140,996	51,619	299,712	78,050
Depreciation	1,443,710	1,278,518	2,917,122	2,496,589
Amortization	-	-	-	21,953
Change in fair value of warrant liabilities	(135,402)	37,896	(445,454)	(181,201)
Deferred income taxes, net	423,379	6,912	62,906	13,823
Recognition of deferred gain from sale leaseback transactions	(215,097)	-	(403,424)	-
Changes in operating assets and liabilities:
Accounts receivable	(363,368)	344,611	(283,253)	1,049,726
Finance receivables	(778,212)	104,076	(1,533,674)	65,405
Inventory	(804,629)	45,903	(1,942,948)	123,920
Prepaid expenses and other current assets	(246,709)	(63,026)	(357,464)	(114,986)
Accounts payable	(2,338,176)	(68,081)	(2,459,444)	(1,315,867)
Accrued expenses	(87,130)	(503,280)	(273,021)	(485,516)
Income taxes payable	-	-	(21,021)	-
Net cash provided by (used in) operating activities	(3,039,456)	1,743,352	(4,444,217)	2,655,176

INVESTING ACTIVITIES:
Purchase of property and equipment	(18,879)	(10,601)	(50,369)	(25,227)
Purchase of property for rental program	-	(2,493,247)	(1,641,993)	(4,568,222)
Proceeds from sale of rental equipment under sale leaseback transactions	-	-	4,993,879	-
Proceeds from the sale of property and equipment	11,177	24,862	34,911	24,862
Net cash provided by (used in) investing activities	(7,702)	(2,478,986)	3,336,428	(4,568,587)

FINANCING ACTIVITIES:
Net proceeds from the exercise of common stock warrants and the retirement of common stock	(61,987)	1,679,433	(61,987)	1,765,087
Proceeds (repayment) from line of credit, net	(1,000,000)	-	(1,000,000)	1,000,000
Repayment of long-term debt	(72,856)	(100,700)	(168,467)	(177,677)
Net cash provided by (used in) financing activities	(1,134,843)	1,578,733	(1,230,454)	2,587,410
Net increase (decrease) in cash and cash equivalents	(4,182,001)	843,099	(2,338,243)	673,999
Cash and cash equivalents at beginning of period	10,916,078	5,811,900	9,072,320	5,981,000
Cash and cash equivalents at end of period	$6,734,077	$6,654,999	$6,734,077	$6,654,999

Supplemental disclosures of cash flow information :
Cash paid for interest	$55,992	$60,069	$135,191	$129,804
Depreciation expense allocated to cost of sales	$1,282,860	$1,151,643	$2,578,305	$2,233,158
Reclass of rental program property to inventory, net	$14,384	$7,544	$18,649	$13,117
Prepaid items financed with debt	$-	$-	$103,125	$101,850
Equipment and software acquired under capital lease	$107,903	$-	$107,903	$22,036
Disposal of property and equipment	$9,841	$44,512	$51,903	$218,716
Disposal of property and equipment under sale leaseback transactions	$-	$-	$3,873,275	$-

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

INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three and six month periods ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. The balance sheet at June 30, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company had a net loss of $260,915 and $321,871 for the three and six month periods ended December 31, 2014, respectively. The Company had net income of $27,530,652 for the year ended June 30, 2014. Included in net income for the year ended June 30, 2014 was a benefit for income taxes of $27,255,398. Net income (loss) includes adjustments for changes to the fair value of our warrant liabilities, which are subject to secondary market conditions, and are not reasonably predictable. The Company’s ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and the available capital resources. Until the Company’s products and services can generate sufficient annual revenues, the Company will be required to use its cash on hand, and its line of credit (see Note 4), and may raise capital to meet its cash flow requirements including the issuance of Common Stock or debt financing.

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

At December 31, 2014 and June 30, 2014, none of the cash of the Company was payable to our customers. Included in accounts receivable are amounts for transactions processed with our card processers for which cash has not been received by the Company and included in accounts payable are amounts for transactions processed with our card processers and due to our customers, which are recorded net of fees due to the Company. Generally, contractual terms require us to remit amounts owed to our customers on a weekly basis.

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

The Company’s financial instruments, principally cash, accounts receivable, finance receivables, prepaid expenses and other assets, accounts payable and accrued expenses, are carried at cost which approximates fair value due to the short-term maturity of these instruments. The fair value of the Company’s obligations under its long-term debt and credit agreements approximates their carrying value, as such instruments are at market rates currently available to the Company.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Property and equipment are depreciated on the straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on the straight-line basis over the lesser of the estimated useful life of the asset or the respective lease term.

REVENUE RECOGNITION

Revenue from the sale or QuickStart lease of equipment is recognized on the terms of freight-on-board shipping point. Activation fee revenue is recognized when the Company’s cashless payment device is initially activated for use on the Company network. Transaction processing revenue is recognized upon the usage of the Company’s cashless payment and control network. License fees for access to the Company’s devices and network services are recognized on a monthly basis. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. The Company estimates an allowance for product returns at the date of sale.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1. ACCOUNTING POLICIES (CONTINUED)

EQUIPMENT RENTAL

The Company offers its customers a rental program for its ePort devices, the JumpStart Program (“JumpStart”). JumpStart terms are typically 36 months and are cancellable with thirty to sixty days’ written notice. In accordance with ASC 840, “Leases”, the Company classifies the rental agreements as operating leases, with service fee revenue related to the leases included in license and transaction fees in the Consolidated Statements of Operations. Cost for the JumpStart revenues, which consists of depreciation expense on the JumpStart equipment, is included in cost of services in the Consolidated Statements of Operations. ePort equipment utilized by the JumpStart Program is included in property and equipment, net on the Consolidated Balance Sheet.

ACCOUNTING FOR EQUITY AWARDS

In accordance with ASC 718, the cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award and allocated over the vesting period of the award.

INCOME TAXES

The Company follows the provisions of FASB ASC 740, Accounting for Uncertainty in Income Taxes, which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the consolidated financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest or penalties related to uncertain tax positions were accrued or incurred during the three and six months ended December 31, 2014 and 2013.

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

2. FINANCE RECEIVABLES

Finance Receivables consist of the following:

	December 31,	June 30,
	2014	2014
	(unaudited)

Total finance receivables	$2,006,261	$472,587
Less current portion	362,898	119,793
Non-current portion of finance receivables	$1,643,363	$352,794

As of December 31, 2014 and June 30, 2014, there was no allowance for credit losses of finance receivables. As the Company collects monthly payments of the receivables from the customers’ transaction funds, the risk of loss was determined to be remote.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. FINANCE RECEIVABLES (CONTINUED)

Credit Quality Indicators
As of December 31, 2014
(unaudited)

Credit risk profile based on payment activity:
Leases

Performing	$1,999,444
Nonperforming	6,817
Total	$2,006,261

Age Analysis of Past Due Finance Receivables
As of December 31, 2014
(unaudited)

	31 – 60	61 – 90	Greater than			Total
	Days Past	Days Past	90 Days Past	Total Past		Finance
	Due	Due	Due	Due	Current	Receivables

Leases	$1,571	$1,191	$4,055	$6,817	$1,999,444	$2,006,261
Total	$1,571	$1,191	$4,055	$6,817	$1,999,444	$2,006,261

3. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	June 30,
	2014	2014
	(unaudited)

Accrued compensation and related sales commissions	$311,303	$545,110
Accrued professional fees	268,317	214,615
Accrued taxes and filing fees	629,375	640,958
Advanced customer billings	324,523	370,040
Accrued rent	116,514	155,712
Accrued other	178,920	175,538
	$1,828,952	$2,101,973

4. LINE OF CREDIT

The balance due on the Line of Credit was $4,000,000 and $5,000,000 at December 31, 2014 and June 30, 2014, respectively. At December 31, 2014, $3,000,000 was available under the Line of Credit.

In September 2014, the Company and the Bank entered into a Ninth Amendment (“Ninth Amendment”) to the Loan and Security Agreement to change the definition of Adjusted EBITDA for the quarter ended September 30, 2014.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

5. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	June 30,
	2014	2014
	(unaudited)
Capital lease obligations	$419,001	$414,525
Loan agreements	46,336	8,251
	465,337	422,776
Less current portion	203,621	172,911
	$261,716	$249,865

During August 2014, the Company financed a portion of the premiums for various insurance policies totaling $103,125, due in nine monthly payments through April 2015 at an interest rate of 5.27%.

In October 2014, the Company entered into a capital lease for network equipment totaling $107,903 due in twelve quarterly installments of $9,831 through August 2017.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the fair value hierarchy described in Note 1, the following table shows the fair value of the Company’s financial instrument that is required to be measured at fair value as of December 31, 2014 and June 30, 2014:

December 31, 2014 (unaudited)	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$139,755	$139,755

June 30, 2014	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$585,209	$585,209

As of December 31, 2014 and June 30, 2014, the Company held no Level 1 or Level 2 financial instruments.

As of December 31, 2014 and June 30, 2014, the fair values of the Company’s Level 3 financial instrument totaled $139,755 and $585,209, respectively. The Level 3 financial instrument consists of common stock warrants issued by the Company in March 2011, which include features requiring liability treatment of the warrants. The fair value of warrants issued in March 2011 to purchase 3.9 million shares of the Company’s common stock is based on valuations performed by an independent third party valuation firm. The fair value was determined using proprietary valuation models using the quality of the underlying securities of the warrants, restrictions on the warrants and security underlying the warrants, time restrictions and precedent sale transactions completed in the secondary market or in other private transactions. There were no transfers of assets or liabilities between level 1, level 2, or level 3 during the three and six months ended December 31, 2014 and 2013.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

6. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the six months ended December 31, 2014 and 2013:

	Six months ended
	December 31,
	2014	2013
	(unaudited)	(unaudited)

Beginning balance	$(585,209)	$(650,638)
Gain due to change in fair value of warrant liabilities, net	445,454	181,201
Ending balance	$(139,755)	$(469,437)

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

For the three and six months ended December 31, 2014, an income tax provision of $402,358 and $41,885, respectively, was recorded; of those amounts, $395,605 is due to the decrease in the applicable tax rate utilized to tax affect the deferred tax assets that was caused by a state income tax law change. The remaining provision (benefit) of $6,753 and $(353,720) for the three and six months ended December 31, 2014, respectively, were based upon income (loss) before provision for income taxes using an estimated annual effective income tax rate of 69% for the fiscal year ending June 30, 2015 and the effect of a change in estimated state income tax rates, the effect of which is treated discretely.

A provision for income taxes of $6,912 and $13,823 (all income deferred taxes) was recorded for the three and six months ended December 31, 2013, respectively. This provision for income taxes was not a function of nor related to income before income taxes because the Company had significant operating loss carryforwards available to negate any taxable income that would create current liabilities for income taxes. The provision for income taxes related to the amortization of indefinite life intangible assets and goodwill that were being amortized for income tax purposes but not for financial reporting purposes giving rise to a basis difference in such assets between financial and income tax reporting. The resulting deferred tax liabilities related to the amortization of indefinite life assets were not subject to offset against deferred tax assets with finite lives.

8. COMMON STOCK, COMMON STOCK OPTIONS AND WARRANTS

Under the 2011 Stock Incentive Plan, the Company recorded no stock compensation expense and no shares of Common Stock vested during the three months ended December 31, 2014; and, the Company recorded $604 of stock compensation expense and 10,002 shares of Common Stock vested during the six months ended December 31, 2014 related to shares granted to Directors of the Company in July 2012.

Under the 2012 Stock Incentive Plan, the Company recorded stock compensation expense of $5,205 and $14,478 and 2,500 and 60,182 shares of Common Stock vested during the three and six months ended December 31, 2014, respectively. All of the expense and 5,000 of the shares vested in the six months ended December 31, 2014 related to a grant in 2014 to a non-executive employee. Additionally, 23,698 and 31,484 of the shares were issued in the six months ended December 31, 2014 related to payment to Directors for services on the Board of Directors in the fourth quarter of fiscal 2014 and to certain non-executive employees for fiscal 2014 performance, respectively.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

8. COMMON STOCK, COMMON STOCK OPTIONS AND WARRANTS (CONTINUED)

Under the 2013 Stock Incentive Plan, the Company recorded stock compensation expense of $78,581 and $155,262 and 20,139 and 107,375 shares of Common stock were issued during the three and six months ended December 31, 2014. These amounts include expenses and issuances to Directors and non-executive employees, as well as expenses and issuances to the Company’s executives under the 2014 and expenses under the 2015 Long Term Stock Incentive Plans (“LTI Stock Plans”) as more fully described below. Stock compensation expense of $46,250 and $82,501 related to the vesting of shares for Directors in lieu of cash payment for services on the Board of Directors and 20,139 shares of Common Stock were issued during the three and six months ended December 31, 2014. No expense and 68,633 of shares were issued during the six months ended December 31, 2014 to certain non-executive employees for fiscal 2014 performance.

During the three and six months ended December 31, 2014, the Company recorded stock compensation expense of $8,587 and $17,174 for shares vesting June 30, 2015 and 2016 and issued 0 and 18,603 shares of Common Stock for shares vested on June 30, 2014, respectively, on account of the 2014 LTI Stock Plan under the 2013 Stock Incentive Plan.

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

If none of the minimum threshold year-over-year percentage target goals are achieved, the executive officers would not be awarded any shares. If all of the year-over-year percentage target goals are achieved, the executive officers would be awarded shares having the following value: Stephen P. Herbert – $341,227 (100% of base salary); and David M. DeMedio – $178,406 (75% of base salary). If all of the maximum distinguished year-over-year percentage target goals are achieved, the executive officers would be awarded shares having the following value: Mr. Herbert – $682,454 (200% of base salary); and Mr. DeMedio – $356,812 (150% of base salary). Assuming the minimum threshold year-over-year percentage target goal would be achieved for a particular metric, the number of shares to be awarded for that metric would be determined on a pro rata basis, provided that the award would not exceed the maximum distinguished award for that metric. The shares awarded under the 2015 LTI Stock Plan would vest as follows: one-third at the time of issuance (June 30, 2015); one-third on the first anniversary of issuance; and one-third on the second anniversary of issuance. The Company recorded stock compensation expense of $23,744 and $55,587 during the three and six months ended December 31, 2014, respectively, on account of the 2015 LTI Stock Plan.

During the three and six months ended December 31, 2014, non-executive employees of the Company cancelled shares of Common Stock for the payment of payroll taxes, including 16,849 and 31,899 shares of the Company’s Common Stock to satisfy $30,834 and $61,987 of related payroll obligations, respectively.

During the three and six months ended December 31, 2013, the Company recorded stock compensation expense of $104,464 and $188,856 and 70,013 and 132,696 shares of Common Stock were issued, respectively; $60,064 and $121,336 of expenses related to compensation for Directors of the Company; $44,401 and $64,140 of expense related to compensation of Company executives; and, a reversal of compensation expense of $0 and $5,527 for non-executive employees of the Company for the three and six months ended December 31, 2013, respectively.

During the three and six months ended December 31, 2013, executive officers exercised their rights to cancel shares of Common Stock awarded to them under prior employment agreements and the Special Equity Plan granted to an executive officer in September 2012 for the payment of payroll taxes, including 21,179 and 28,558 shares of the Company’s Common Stock to satisfy $33,429 and $47,375 of related payroll obligations, respectively.

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

The fair value of options granted during September 2014 was estimated at the grant date using the following weighted average assumptions:

September 2014
Expected volatility	79%
Expected life	7 years
Expected dividends	0.00%
Risk-free interest rate	2.04%

There were no options granted during the three months ended December 31, 2014 or the three and six months ended December 31, 2013. During the three and six months ended December 31, 2014, the Company recorded compensation expense of $74,789 and $99,719, respectively, related to the stock options granted to the executive officers of the company in August 2014 under the 2014 Stock Option Incentive Plan.

For the three and six months ended December 31, 2014, the Company recorded compensation expense of $27,316 and $54,632, respectively, for stock options granted in the fiscal year ended June 30, 2014 to its non-employee Directors under the 2014 Stock Option Incentive Plan.

COMMON STOCK WARRANTS

No warrants were issued, exercised or expired during the three and six months ended December 31, 2014. Warrants were exercised during the three and six months ended December 31, 2013, resulting in the issuance of 1,972,085 and 2,090,226, respectively, shares of Common Stock at $1.13 per share. On December 31, 2013, warrants to purchase 58,527 shares of Common stock, exercisable at $1.13 per share, expired unexercised. On September 14, 2013 warrants to purchase 903,955 shares of Common Stock, exercisable at $5.90 per share, expired unexercised.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

In September 2014, Varilease completed the purchase from the Company of the ePort equipment described in the last four of the Sale Leaseback Agreements.

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

Upon the completion of the sale, the Company computed a gain on the sale of its ePort equipment as follows:

	Year ended	Six months ended
	June 30, 2014	December 31, 2014	Total
		(unaudited)

Rental equipment sold, cost	$1,918,920	$3,873,275	$5,792,195
Rental equipment sold, accumulated depreciation upon sale	(76,032)	(331,069)	(407,101)
Rental equipment sold, net book value	1,842,888	3,542,206	5,385,094
Proceeds from sale	2,995,095	4,993,879	7,988,974
Gain on sale of rental equipment	$1,152,207	$1,451,673	$2,603,880

The following table summarizes the changes in deferred gain for the six months ended December 31, 2014 from the sale leaseback transactions:

Six months ended
December 31, 2014
(unaudited)

Beginning balance, June 30, 2014	$1,142,685
Gain on sale of rental equipment	1,451,673
Recognition of deferred gain	(403,424)
Ending balance, December 31, 2014	2,190,934
Less current portion	860,390
Non-current portion of deferred gain	$1,330,544

The Company is obligated to pay Varilease a base monthly rental of approximately $220,000 for this equipment during the 36-month lease term. Future minimum lease payments subsequent to December 31, 2014 are as follows:

Operating Leases
from Sale Leaseback
(unaudited)

2015 (remaining six months)	$1,320,578
2016	2,641,155
2017	2,641,155
2018	137,731
Total minimum lease payments	$6,740,619

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

During the three and six months ended December 31, 2014, the Company recorded expense of $19,737 and $46,198 and a corresponding liability, respectively, for the 2015 STI Plan.

LITIGATION

From time to time, the Company is involved in various legal proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material adverse effect on the Company’s financial position and results of operations or cash flows.

On December 30, 2014, the Company settled a legal action brought in connection with a customer billing dispute. Under the settlement, the Company agreed to pay approximately $690,000. Approximately $280,000 of this amount was recorded in fiscal 2014 and $410,000 of this amount was recorded in the three months ended September 30, 2014 and was reflected in Cost of Services in the Consolidated Statements of Operations.

10. SUBSEQUENT EVENTS

In February 2015, the Company entered into a Purchase and Sale Agreement (the “QS Sale Agreement”) with an equipment leasing company related to the Company’s QuickStart Program (Notes 1 and 2). Under the QS Sale Agreement, the Company received $1,752,717 in exchange for assigning to the leasing company its rights to all of the future lease payments under certain existing QuickStart leases between the Company and its customers. Under a separate Vendor Agreement between the Company and the same equipment leasing company, and subject to the terms and conditions thereof, the Company may in the future sell its ePort equipment to the leasing company, and the leasing company would enter into a QuickStart lease directly with the customer.

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

RESULTS OF OPERATIONS

Three months ended December 31, 2014 compared to the three months ended December 31, 2013

Results for the quarter ended December 31, 2014 continued to demonstrate growth in the Company’s revenues and connections to its service as compared to the quarter ended December 31, 2013. Highlights of year over year improvements include:

●	Recurring license and transaction fee revenue up 21% to $10.5 million; and
●	Total connections to its ePort Connect service base as of December 31, 2014 up 29% as compared to December 31, 2013.

Revenues for the quarter ended December 31, 2014 were $12,820,937, consisting of $10,479,496 of license and transaction fees and $2,341,441 of equipment sales, compared to $10,570,514 for the quarter ended December 31, 2013, consisting of $8,671,085 of license and transaction fees and $1,899,429 of equipment sales. The increase in total revenue of $2,250,423, or 21%, was primarily due to an increase in license and transaction fees of $1,808,411, or 21%, and an increase in equipment sales of $442,012 or 23%, from the same period in the prior fiscal year.

We derive the majority of our revenues from license and transaction fees resulting from connections to, as well as services provided by, our ePort Connect service. The majority of ePort Connect customers pay a monthly fee plus a blended transaction rate on the transaction dollar volume processed by the Company. Connections to the ePort Connect service, therefore, are the most significant driver of the Company’s revenues, particularly revenues from license and transaction fees. Connections to our service stem from our POS electronic payment devices or certified payment software or the servicing of similar third-party installed POS electronic payment devices. Customers can obtain POS electronic payment devices from us in the following ways:

●	Purchasing devices directly from the Company or one of its authorized resellers;
●	Leasing devices under the Company’s QuickStart Program, which are non-cancellable sixty month sales-type leases; and
●	Renting devices under the Company’s JumpStart Program, which are cancellable month-to-month operating leases.

The Company counts its ePort connections upon shipment of an active terminal to a customer under contract, at which time activation on its network is performed by the Company, and the terminal is capable of conducting business via the Company’s network and related services. An ePort connection does not necessarily mean that the unit is actually installed by the customer on a machine, or that the unit has begun processing transactions, or that the Company has begun receiving monthly service fees in connection with the unit. Rather, at the time of shipment of the ePort, the customer becomes obligated to pay the one-time activation fee, if applicable, and is obligated to pay monthly service fees in accordance with the terms of the customer’s contract with the Company.

Revenue from license and transaction fees, which represented 82% of total revenue for each of the quarters ended December 31, 2014 and 2013, is primarily attributable to monthly ePort Connect® service fees and transaction processing fees. Highlights for the quarter ended December 31, 2014 include:

●
Adding 12,000 net connections to our service, consisting of 14,000 new connections to our ePort Connect service in the quarter, offset by 2,000 deactivations, compared to 7,000 net connections added in the same quarter of fiscal 2014;

●
As of December 31, 2014, the Company had approximately 288,000 connections to the ePort Connect service compared to approximately 224,000 connections to the ePort Connect service as of December 31, 2013, an increase of 64,000 connections, or 29%;

●	Increases in the number of small-ticket, credit/debit transactions and dollars handled for the quarter ended December 31, 2014 of 27% and 29%, respectively, compared to the same period a year ago; and
●	ePort Connect customer base grew 39% from December 31, 2013.

The increase in license and transaction fees was due to the growth in ePort Connect service fees and transaction dollars that stems from the increased number of connections to our ePort Connect service. As of December 31, 2014, the Company had approximately 288,000 connections to the ePort Connect service as compared to approximately 224,000 connections to the ePort Connect service as of December 31, 2013. During the quarter ended December 31, 2014, the Company added approximately 12,000 net connections to its network compared to approximately 7,000 net connections added during the quarter ended December 31, 2013.

Pursuant to its agreements with customers, in addition to ePort Connect service fees, the Company earns transaction processing fees equal to a percentage of the dollar volume processed by the Company. During the quarter ended December 31, 2014, the Company processed approximately 51.0 million transactions totaling approximately $89.3 million compared to approximately 40.2 million transactions totaling approximately $69.1 million during the quarter ended December 31, 2013, an increase of approximately 27% in the number of transactions and approximately 29% in the value of transactions processed.

New customers added to our ePort® Connect service during the quarter ended December 31, 2014 totaled 550, bringing the total number of customers to approximately 8,450 as of December 31, 2014. The Company added approximately 475 new customers in the quarter ended December 31, 2013. By comparison, the Company had approximately 6,075 customers as of December 31, 2013, representing 2,375 customers added, or a 39% increase during the past twelve months. The Company views the total installed base of machines managed by its customers that have yet to transition to cashless payment, as a key strategic opportunity for future growth in connections. In addition, we believe our growing customer base is indicative of a broadening adoption and acceptance of cashless payments in the industries we serve. We count a customer as a new customer upon the signing of their ePort Connect service agreement. When a reseller sells our ePort, we count a customer as a new customer upon the signing of the applicable services agreement with the customer.

The $442,012 increase in equipment revenue was a result of an increase of approximately $523,000 in sales of ePort® products, offset by a decrease of approximately $83,000 in sales of Energy Misers. The $523,000 increase in ePort products was directly attributable to selling more units during the period due to the reintroduction of the Company’s QuickStart Program in September 2014. The QuickStart Program qualifies for sales-type lease accounting where equipment revenue and a corresponding finance receivable is recognized upon shipment.

Cost of sales consisted of license and transaction fee related costs of $7,157,840 and $5,495,385 and equipment costs of $1,929,841 and $1,244,996 for the quarters ended December 31, 2014 and 2013, respectively. The increase in total cost of sales of $2,347,300, or 35%, was primarily due to an increase in cost of services of $1,662,455 that stemmed from the greater number of connections to the Company’s ePort Connect service and increases in transaction dollars processed by those connections. In addition, the increase in cost of equipment sales of $684,845 was primarily due to selling more ePort devices due to the reintroduction of the Company’s QuickStart Program.

Gross profit (“GP”) for the quarter ended December 31, 2014 was $3,733,256 compared to GP of $3,830,133 from the same quarter in the prior fiscal year, a decrease of $96,877, or 3%, of which $242,833 is attributable to a decrease in equipment sales GP, offset by an increase of $145,956 attributable to license and transaction fees GP. Overall gross profit margins decreased from 36% to 29% due to a decrease in license and transaction fee margins to 32%, from 37% in the prior corresponding fiscal quarter, and by a decrease in equipment sales margins to 18% from 34% in the prior corresponding fiscal quarter. License and transaction fees margins decreased due to the impact of certain JumpStart connections added during the 2014 fiscal year with fee grace periods under sales incentives, as well as approximately $445,000 of quarterly net rent expense related to the Sale Leaseback transactions, which is approximately $155,000 higher than the quarterly depreciation the Company would have recorded on the ePorts, had the Sale Leaseback transactions not occurred. The decrease in equipment revenue margins is attributable to sales incentives offered with the QuickStart Program as well as having approximately $295,000 less in activation fees, which are a higher margin revenue source and which to date are not part of the QuickStart Program.

Selling, general and administrative (“SG&A”) expenses of $3,530,064 for the quarter ended December 31, 2014, increased by $336,496, or 11%, from the same quarter in the prior fiscal year; approximately $172,000, or 51% of the increase, were non-cash expenses. The overall increase in SG&A is attributable to increases of approximately $198,000 in employee compensation and benefits expenses, $89,000 in bad debt estimates, and $75,000 in research and development expenses, offset by a net decrease of $26,000 for various other expenses.

Other income and expense for the quarter ended December 31, 2014, primarily consisted of $135,402 of non-cash gain for the change in the fair value of the Company’s warrant liabilities. The primary factor affecting the change in fair value is the decrease in the Black-Scholes value of the warrants from September 30, 2014 to December 31, 2014, which factored in the decrease in the Company’s stock price during that period.

The quarter ended December 31, 2014 resulted in a net loss of $260,915 compared to net income of $409,191 for the quarter ended December 31, 2013. Included in the net loss for the quarter ended December 31, 2014 is a non-cash charge of $395,605 as a component of our tax provision for the effect on our deferred tax assets for a state income tax law change.

For the quarter ended December 31, 2014, net loss per common share (basic and diluted) was $0.01, compared to net earnings per common share (basic and diluted) of $0.01, for the prior corresponding fiscal quarter.

Non-GAAP net loss for the quarter ended December 31, 2014 was $712, essentially breakeven, compared to non-GAAP net income of $447,087 for the quarter ended December 31, 2013. Non-GAAP net earnings (loss) per common share, basic and diluted, was $(0.00) and $0.01 for the quarters ended December 31, 2014 and 2013, respectively. Management believes that non-GAAP net income (loss) and non-GAAP net income (loss) per common share are important measures of USAT’s business. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that these non-GAAP financial measures serve as useful metrics for our management and investors because they enable a better understanding of the long-term performance of our business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP (United States’ Generally Accepted Accounting Principles) financial measures and our reconciliations, enhance investors’ overall understanding of our current financial performance.

A reconciliation of GAAP net income (loss) to Non-GAAP net income (loss) for the quarters ended December 31, 2014 and 2013 is as follows:

	Three months ended
	December 31,
	2014	2013
Net income (loss)	$(260,915)	$409,191
Non-GAAP adjustments:
Fair value of warrant adjustment	(135,402)	37,896
Tax provision charge from state tax law changes	395,605	-
Non-GAAP net income (loss)	$(712)	$447,087

Net income (loss)	$(260,915)	$409,191
Non-GAAP net income (loss)	$(712)	$447,087

Cumulative preferred dividends	-	-
Net income (loss) applicable to common shares	$(260,915)	$409,191
Non-GAAP net income (loss) applicable to common shares	$(712)	$447,087

Net earnings (loss) per common share - basic	$(0.01)	$0.01
Non-GAAP net earnings (loss) per common share - basic	$-	$0.01

Weighted average number of common shares outstanding	35,657,519	34,136,884

Net earnings (loss) per common share - diluted	$(0.01)	$0.01
Non-GAAP net earnings (loss) per common share - diluted	$-	$0.01

Diluted weighted average number of common shares outstanding	35,657,519	34,222,731

As used herein, non-GAAP net income (loss) represents GAAP net income (loss) excluding costs or benefits relating to any adjustment for fair value of warrant liabilities and a state income tax law change. As used herein, non-GAAP net income (loss) per common share is calculated by dividing non-GAAP net income (loss) applicable to common shares by the weighted average number of shares outstanding.

For the quarter ended December 31, 2014, the Company had Adjusted EBITDA of $1,681,056, compared to $1,892,672 for the quarter ended December 31, 2013. Reconciliation of GAAP net income (loss) to Adjusted EBITDA for the quarters ended December 31, 2014 and 2013 is as follows:

	Three months ended
	December 31,
	2014	2013
Net income (loss)	$(260,915)	$409,191

Less interest income	(4,015)	(4,714)

Plus interest expense	49,429	60,405

Plus income tax expense	402,358	6,912

Plus depreciation expense	1,443,710	1,278,518

Plus change in fair value of warrant liabilities	(135,402)	37,896

Plus stock-based compensation	185,891	104,464

Adjusted EBITDA	$1,681,056	$1,892,672

As used herein, Adjusted EBITDA represents net income (loss) before interest income, interest expense, income taxes, depreciation, change in fair value of warrant liabilities and stock-based compensation expense. We have excluded the non-operating item, change in fair value of warrant liabilities, because it represents a non-cash charge that is not related to the Company’s operations. We have excluded the non-cash expense, stock-based compensation, as it does not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, and because it is less susceptible to variances in actual performance resulting from depreciation and non-cash charges for changes in fair value of warrant liabilities and stock-based compensation expense.

Six months ended December 31, 2014 compared to the six months ended December 31, 2013

Results for the six months ended December 31, 2014 continued to demonstrate growth in the Company’s revenues and connections to its service as compared to the six months ended December 31, 2013. Highlights of year over year improvements include:

●	Recurring license and transaction fee revenue up 20% to $20.6 million; and
●	Total connections to its ePort Connect service base as of December 31, 2014 up 29% as compared to December 31, 2013.

Revenues for the six months ended December 31, 2014 were $25,073,539, consisting of $20,635,718 of license and transaction fees and $4,437,821 of equipment sales, compared to $20,693,572 for the six months ended December 31, 2013, consisting of $17,178,129 of license and transaction fees and $3,515,443 of equipment sales. The increase in total revenue of $4,379,967, or 21%, was primarily due to an increase in license and transaction fees of $3,457,589, or 20%, and an increase in equipment sales of $922,378 or 26%, from the same period in the prior fiscal year.

We derive the majority of our revenues from license and transaction fees resulting from connections to, as well as services provided by, our ePort Connect service. The majority of ePort Connect customers pay a monthly fee plus a blended transaction rate on the transaction dollar volume processed by the Company. Connections to the ePort Connect service, therefore, are the most significant driver of the Company’s revenues, particularly revenues from license and transaction fees. Connections to our service stem from our POS electronic payment devices or certified payment software or the servicing of similar third-party installed POS electronic payment devices. Customers can obtain POS electronic payment devices from us in the following ways:

●	Purchasing devices directly from the Company or one of its authorized resellers;
●	Leasing devices under the Company’s QuickStart Program, which are non-cancellable sixty month sales-type leases; and
●	Renting devices under the Company’s JumpStart Program, which are cancellable month-to-month operating leases.

The Company counts its ePort connections upon shipment of an active terminal to a customer under contract, at which time activation on its network is performed by the Company, and the terminal is capable of conducting business via the Company’s network and related services. An ePort connection does not necessarily mean that the unit is actually installed by the customer on a machine, or that the unit has begun processing transactions, or that the Company has begun receiving monthly service fees in connection with the unit. Rather, at the time of shipment of the ePort, the customer becomes obligated to pay the one-time activation fee, if applicable, and is obligated to pay monthly service fees in accordance with the terms of the customer’s contract with the Company.

Revenue from license and transaction fees, which represented 82% and 83% of total revenue for the six months ended December 31, 2014 and 2013, respectively, is primarily attributable to monthly ePort Connect® service fees and transaction processing fees. Highlights for the six months ended December 31, 2014 include:

●
Adding 22,000 net connections to our service, consisting of 27,000 new connections to our ePort Connect service in the six month period, offset by 5,000 deactivations, compared to 10,000 net connections added in the same six month period of fiscal 2014;

●
As of December 31, 2014, the Company had approximately 288,000 connections to the ePort Connect service compared to approximately 224,000 connections to the ePort Connect service as of December 31, 2013, an increase of 64,000 connections, or 29%;

●
Increases in the number of small-ticket, credit/debit transactions and dollars handled for the six months ended December 31, 2014 of 27% and 30%, respectively, compared to the same period a year ago; and

●	ePort Connect customer base grew 39% from December 31, 2013.

The increase in license and transaction fees was due to the growth in ePort Connect service fees and transaction dollars that stems from the increased number of connections to our ePort Connect service. As of December 31, 2014, the Company had approximately 288,000 connections to the ePort Connect service as compared to approximately 224,000 connections to the ePort Connect service as of December 31, 2013. During the six months ended December 31, 2014, the Company added approximately 22,000 net connections to its network compared to approximately 10,000 net connections added during the six months ended December 31, 2013.

Pursuant to its agreements with customers, in addition to ePort Connect service fees, the Company earns transaction processing fees equal to a percentage of the dollar volume processed by the Company. During the six months ended December 31, 2014, the Company processed approximately 99.7 million transactions totaling approximately $178.4 million compared to approximately 78.7 million transactions totaling approximately $137.0 million during the six months ended December 31, 2013, an increase of approximately 27% in the number of transactions and approximately 30% in the value of transactions processed.

New customers added to our ePort® Connect service during the six months ended December 31, 2014 totaled 1,150, bringing the total number of customers to approximately 8,450 as of December 31, 2014. The Company added approximately 1,025 new customers in the six months ended December 31, 2013. By comparison, the Company had approximately 6,075 customers as of December 31, 2013, representing 2,375 customers added, or a 39% increase during the past twelve months. The Company views the total installed base of machines managed by its customers that have yet to transition to cashless payment, as a key strategic opportunity for future growth in connections. In addition, we believe our growing customer base is indicative of a broadening adoption and acceptance of cashless payments in the industries we serve. We count a customer as a new customer upon the signing of their ePort Connect service agreement. When a reseller sells our ePort, we count a customer as a new customer upon the signing of the applicable services agreement with the customer.

The $922,378 increase in equipment revenue was a result of an increase of approximately $1,142,000 in sales of ePort® products, offset by a decrease of approximately $229,000 in sales of Energy Misers. The $1,142,000 increase in ePort products was directly attributable to selling more units during the period due to the reintroduction of the Company’s QuickStart Program in September 2014. The QuickStart Program qualifies for sales-type lease accounting where equipment revenue and a corresponding finance receivable is recognized upon shipment.

Cost of sales consisted of license and transaction fee related costs of $14,408,947 and $10,904,848 and equipment costs of $3,796,098 and $2,375,820 for the six months ended December 31, 2014 and 2013, respectively. The increase in total cost of sales of $4,924,377, or 37%, was primarily due to an increase in cost of services of $3,504,099 that stemmed from the greater number of connections to the Company’s ePort Connect service, increases in transaction dollars processed by those connections and a charge to settle a customer billing dispute. In addition, the increase in cost of equipment sales of $1,420,278 was primarily due to selling more ePort devices due to the reintroduction of the QuickStart Program.

Gross profit (“GP”) for the six months ended December 31, 2014 was $6,868,494 compared to GP of $7,412,904 from the same six month period in the prior fiscal year, a decrease of $544,410, or 7%, of which $497,900 is attributable to license and transaction fees GP, and $46,510 of which is attributable to equipment sales GP. Overall gross profit margins decreased from 36% to 27% due to a decrease in license and transaction fee margins to 30%, from 37% in the prior corresponding fiscal six month period, and by a decrease in equipment sales margins to 14% from 32% in the prior corresponding fiscal six month period. License and transaction fees margins decreased due to the impact of certain JumpStart connections added during the 2014 fiscal year with fee grace periods under sales incentives, as well as approximately $825,000 of six months of net rent expense related to the Sale Leaseback transactions, which is approximately $246,000 higher than the depreciation the Company would have recorded on the ePorts during the six month period, had the Sale Leaseback transactions not occurred. Also contributing to the decrease of license and transaction fee margins was the recognition of approximately $410,000 in connection with a customer billing dispute as more fully described in Note 9 to our consolidated financial statements. The decrease in equipment revenue margins is attributable to sales incentives offered with the QuickStart Program as well as having approximately $275,000 less in activation fees, which are a higher margin revenue source which to date are not part of the QuickStart Program.

Selling, general and administrative (“SG&A”) expenses of $7,162,551 for the six months ended December 31, 2014, increased by $673,639, or 10%, from the same six months in the prior fiscal year; approximately $341,000, or 51% of the increase, were non-cash expenses. The overall increase in SG&A is attributable to increases of approximately $363,000 in employee compensation and benefits expenses, $205,000 in bad debt estimates, $67,000 in utility and insurance expenses, and by a net increase of $39,000 for various other expenses.

Other income and expense for the six months ended December 31, 2014, primarily consisted of $445,454 of non-cash gain for the change in the fair value of the Company’s warrant liabilities. The primary factor affecting the change in fair value is the decrease in the Black-Scholes value of the warrants from June 30, 2014 to December 31, 2014, which factored in the decrease in the Company’s stock price during that period.

The six months ended December 31, 2014 resulted in a net loss of $321,871 compared to net income of $702,845 for the six months ended December 31, 2013. Included in the net loss for the six months ended December 31, 2014 is a non-cash charge of $395,605 as a component of our tax provision for the effect on our deferred tax assets for a state income tax law change. After preferred dividends of $332,226 in each six month period, net income (loss) applicable to common shareholders was $(654,097) and $370,619 for the six months ended December 31, 2014 and 2013, respectively. For the six months ended December 31, 2014, net loss per common share (basic and diluted) was $0.02, compared to net earnings per common share (basic and diluted) of $0.01, for the prior corresponding six month period.

Non-GAAP net loss for the six months ended December 31, 2014 was $371,720, compared to non-GAAP net income of $521,644 for the six months ended December 31, 2013. Non-GAAP net earnings (loss) per common share was $(0.02) and $0.01 for the six months ended December 31, 2014 and 2013, respectively. Management believes that non-GAAP net income (loss) and non-GAAP net earnings (loss) per common share are important measures of USAT’s business. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that these non-GAAP financial measures serve as useful metrics for our management and investors because they enable a better understanding of the long-term performance of our business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP (United States’ Generally Accepted Accounting Principles) financial measures and our reconciliations, enhance investors’ overall understanding of our current financial performance.

A reconciliation of GAAP net income (loss) to Non-GAAP net income (loss) for the six months ended December 31, 2014 and 2013 is as follows:

	Six months ended
	December 31,
	2014	2013
Net income (loss)	$(321,871)	$702,845
Non-GAAP adjustments:
Fair value of warrant adjustment	(445,454)	(181,201)
Tax provision charge from state tax law changes	395,605	-
Non-GAAP net income (loss)	$(371,720)	$521,644

Net income (loss)	$(321,871)	$702,845
Non-GAAP net income (loss)	$(371,720)	$521,644

Cumulative preferred dividends	(332,226)	(332,226)
Net income (loss) applicable to common shares	$(654,097)	$370,619
Non-GAAP net income (loss) applicable to common shares	$(703,946)	$189,418

Net earnings (loss) per common share - basic and diluted	$(0.02)	$0.01
Non-GAAP net earnings (loss) per common share - basic and diluted	$(0.02)	$0.01

Weighted average number of common shares outstanding - basic	35,625,199	33,730,590

As used herein, non-GAAP net income (loss) represents GAAP net income (loss) excluding costs or benefits relating to any adjustment for fair value of warrant liabilities and a state income tax law change. As used herein, non-GAAP net income (loss) per common share is calculated by dividing non-GAAP net income (loss) applicable to common shares by the weighted average number of shares outstanding.

For the six months ended December 31, 2014, the Company had Adjusted EBITDA of $2,626,620, compared to $3,346,006 for the six months ended December 31, 2013. Reconciliation of GAAP net income (loss) to Adjusted EBITDA for the six months ended December 31, 2014 and 2013 is as follows:

	Six months ended
	December 31,
	2014	2013
Net income (loss)	$(321,871)	$702,845

Less interest income	(14,097)	(18,240)

Plus interest expense	124,340	121,381

Plus income tax expense	41,885	13,823

Plus depreciation expense	2,917,122	2,496,589

Plus amortization expense	-	21,953

Plus change in fair value of warrant liabilities	(445,454)	(181,201)

Plus stock-based compensation	324,695	188,856

Adjusted EBITDA	$2,626,620	$3,346,006

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2014, net cash used in operating activities was $4,444,217 as a result of a net loss of $321,871 and net cash used in the change in operating assets and liabilities of $6,870,825, offset by net non-cash charges of $2,748,479. Of the $2,748,479 of net non-cash items, the most significant during the six month period were charges related to depreciation of assets, the vesting and issuance of common stock and options for employee and director compensation, and bad debt expenses, offset by the decrease in the fair value of warrant liabilities and the benefit related to the recognition of deferred gain from sale-leaseback transactions. The cash used in the $6,870,825 change in the Company’s operating assets and liabilities was primarily the result of increases in inventory and finance receivables and decreases in accounts payable. The increase in finance receivables was directly related to the reintroduction of the QuickStart Program in September 2014.

During the six months ended December 31, 2014, the cash provided by investing activities was $3,336,428, of which $4,993,879 related to the proceeds from the sale of rental equipment under the Sale Leaseback transactions, offset by $1,641,993 for the purchase of equipment for the JumpStart Program, net of approximately $378,000 for the decrease in JumpStart equipment on hand at December 31, 2014 when compared to June 30, 2014. Approximately 18% of gross new connections added during the six months ended December 31, 2014 were from our JumpStart Program, which was lower than anticipated due to increased connections added through our QuickStart Program which constituted 36% of gross connections added during the six months ended December 31, 2014.

During the six months ended December 31, 2014, the Company used cash of $1,230,454 through financing activities, of which $1,000,000 was for the repayment of a portion of its outstanding balance on its Line of Credit, $168,467 was for the repayment of debt, and $61,987 was used in the retirement of Common Stock for payroll taxes.

We experienced losses from inception through June 30, 2012, with net income for the years ended June 30, 2013 and 2014. Our accumulated deficit through December 31, 2014 is composed of cumulative losses amounting to approximately $171,100,000, preferred dividends converted to common stock of approximately $2,690,000, and charges incurred for the open-market purchases of preferred stock of approximately $150,000.

Adjusted EBITDA for the six months ended December 31, 2014 was $2,626,620. The Company reports Adjusted EBITDA to reflect the liquidity of operations and a measure of operational cash flow. Adjusted EBITDA excludes significant non-cash charges such as income tax, depreciation, fair value warrant liability changes and stock and equity-based compensation from net income (loss). We believe that, provided there are no unusual or unanticipated material non-operational expenses, achieving positive Adjusted EBITDA is sustainable, and will increase, as our connection base increases.

The Company anticipates using the JumpStart and QuickStart Programs for up to approximately 60% to 65% of its anticipated gross connections for the remainder of the fiscal year. Cash used for the JumpStart and QuickStart Programs is classified as investing and operating activities on the Company’s Consolidated Statements of Cash Flows, respectively. Accordingly, depending upon the composition of connections added under each of the JumpStart and QuickStart Programs as well as the success of the QuickStart third party leasing program referred to in the next sentence, the Company may generate positive cash flow from operations during the remainder of the 2015 fiscal year. In February 2015, the Company signed a Vendor Agreement with an equipment leasing company pursuant to which, and subject to the terms and conditions thereof, the Company may sell its cashless hardware to the leasing company, who in turn, would then lease the equipment directly to our customers. We believe this third party leasing program, if successful, would allow us to reduce, and perhaps even eliminate, the use of the Company’s cash flows from operations for the QuickStart Program. In addition, the Company has efforts under way in sales, marketing, development and partnering efforts to secure connections from sources other than JumpStart and QuickStart, such as QuickConnect Web service, ePort Mobile, and direct sales of its ePort hardware device.

The Company had two sources of cash available to fund and grow the business as of December 31, 2014: (1) cash on hand of approximately $6.7 million; and (2) $3 million available on the line of credit with Avidbank, provided we continue to satisfy the various covenants set forth in the loan agreement. In addition, during February 2015, we entered into a Purchase and Sale Agreement with the same equipment leasing company referred to above pursuant to which the leasing company paid us approximately $1.7 million in exchange for assigning our rights to all of the future lease payments on certain existing finance receivables. Lastly, the Company believes the capital markets, debt and equity, would be available to provide additional sources of cash, if required.

Therefore, the Company believes its existing cash and available cash resources as of December 31, 2014, would provide sufficient funds through at least July 1, 2015 in order to meet its cash requirements, including payment of its accrued expenses and payables, any cash resources to be utilized for the JumpStart Program, QuickStart Program, other anticipated capital expenditures, and the repayment of long-term debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since June 30, 2014. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended June 30, 2014.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2014. Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes during the quarter ended December 31, 2014 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information.

Item 6. Exhibits

Exhibit Number	Description

10.1	VISA Incentive Agreement dated as of November 1, 2014 between the Company and VISA U.S.A., Inc. (Portions of this exhibit were redacted pursuant to a confidentiality treatment request)

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date: February 17, 2015	/s/ Stephen P. Herbert
Stephen P. Herbert,
Chief Executive Officer

Date: February 17, 2015	/s/ David M. DeMedio
David M. DeMedio
Chief Financial Officer

