Form 10-Q
period 2015-03-31
USA TECHNOLOGIES INC
filed 2015-05-15
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015, there were 35,761,163 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.
Consolidated Balance Sheets

	March 31, 2015	June 30, 2014
	(unaudited)

Assets
Current assets:
Cash	$8,474,706	$9,072,320
Accounts receivable, less allowance for uncollectible accounts of $493,000 and $63,000, respectively	3,403,489	2,683,579
Finance receivables	749,631	119,793
Inventory	4,241,057	1,486,777
Prepaid expenses and other current assets	414,046	363,367
Deferred income taxes	907,691	907,691
Total current assets	18,190,620	14,633,527

Finance receivables, less current portion	3,505,248	352,794
Prepaid expenses and other assets	423,255	190,703
Property and equipment, net	13,574,402	21,138,580
Deferred income taxes	26,169,378	26,353,330
Intangibles, net	432,100	432,100
Goodwill	7,663,208	7,663,208
Total assets	$69,958,211	$70,764,242

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,208,646	$7,753,911
Accrued expenses	1,994,746	1,915,799
Line of credit	4,000,000	5,000,000
Current obligations under long-term debt	416,695	172,911
Income taxes payable	16,774	21,021
Deferred gain from sale-leaseback transactions	860,390	380,895
Total current liabilities	12,497,251	15,244,537

Long-term liabilities:
Long-term debt, less current portion	1,708,484	249,865
Accrued expenses, less current portion	68,671	186,174
Warrant liabilities	1,240,996	585,209
Deferred gain from sale-leaseback transactions, less current portion	1,115,446	761,790
Total long-term liabilities	4,133,597	1,783,038
Total liabilities	16,630,848	17,027,575

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000 Series A convertible preferred- Authorized shares- 900,000 Issued and outstanding shares- 442,968 (liquidation preference of $17,022,682 and $16,690,456, respectively)	3,138,056	3,138,056
Common stock, no par value: Authorized shares- 640,000,000 Issued and outstanding shares- 35,691,572 and 35,514,685, respectively	224,689,374	224,210,197
Accumulated deficit	(174,500,067)	(173,611,586)
Total shareholders’ equity	53,327,363	53,736,667
Total liabilities and shareholders’ equity	$69,958,211	$70,764,242

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014

Revenues:
License and transaction fees	$11,059,846	$8,999,689	$31,695,564	$26,177,818
Equipment sales	4,297,894	1,444,243	8,735,715	4,959,686
Total revenues	15,357,740	10,443,932	40,431,279	31,137,504

Cost of services	7,157,333	5,785,721	21,566,280	16,690,569
Cost of equipment	3,054,268	660,423	6,850,366	3,036,243
Gross profit	5,146,139	3,997,788	12,014,633	11,410,692

Operating expenses:
Selling, general and administrative	4,279,888	3,479,300	11,442,439	9,968,212
Depreciation and amortization	134,845	152,953	455,985	438,337
Total operating expenses	4,414,733	3,632,253	11,898,424	10,406,549
Operating income	731,406	365,535	116,209	1,004,143

Other income (expense):
Interest income	26,394	3,102	40,491	21,342
Interest expense	(85,349)	(60,934)	(209,689)	(182,315)
Change in fair value of warrant liabilities	(1,101,241)	(168,897)	(655,787)	12,304
Total other income (expense), net	(1,160,196)	(226,729)	(824,985)	(148,669)

Income (loss) before provision for income taxes	(428,790)	138,806	(708,776)	855,474
Benefit (provision) for income taxes	(137,820)	26,727,720	(179,705)	26,713,897

Net income (loss)	(566,610)	26,866,526	(888,481)	27,569,371
Cumulative preferred dividends	(332,226)	(332,226)	(664,452)	(664,452)
Net income (loss) applicable to common shares	$(898,836)	$26,534,300	$(1,552,933)	$26,904,919
Net earnings (loss) per common share (basic and diluted)	$(0.03)	$0.75	$(0.04)	$0.78

Weighted average number of common shares outstanding (basic and diluted)	35,687,650	35,504,911	35,645,712	34,313,396

See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balance, June 30, 2014	442,968	$3,138,056	35,514,685	$224,210,197	$(173,611,586)	$53,736,667

Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2011 Stock Incentive Plan	-	-	10,002	604	-	604
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2012 Stock Incentive Plan	-	-	62,682	17,357	-	17,357
Issuance of fully-vested shares of common stock to employees and directors and vesting of shares under the 2013 Stock Incentive Plan	-	-	136,102	266,461	-	266,461

Charges incurred under the 2014 Stock Option Incentive Plan	-	-	-	256,742	-	256,742
Retirement of common stock	-	-	(31,899)	(61,987)	-	(61,987)
Net loss	-	-	-	-	(888,481)	(888,481)

Balance, March 31, 2015	442,968	$3,138,056	35,691,572	$224,689,374	$(174,500,067)	$53,327,363

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$(566,610)	$26,866,526	$(888,481)	$27,569,371
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Charges incurred in connection with the vesting and issuance of common stock for employee and director compensation	216,469	60,024	541,164	248,880
(Gain) loss on disposal of property and equipment	(6,353)	(2,431)	(13,431)	7,053
Non-cash interest and amortization of debt discount	-	-	-	2,095
Bad debt expense, net	302,632	(11,277)	602,344	66,773
Depreciation	1,433,251	1,413,521	4,350,373	3,910,110
Amortization	-	-	-	21,953
Change in fair value of warrant liabilities	1,101,241	168,897	655,787	(12,304)
Deferred income taxes, net	121,046	(26,727,720)	183,952	(26,713,897)
Recognition of deferred gain from sale leaseback transactions	(215,098)	-	(618,522)	-
Changes in operating assets and liabilities:
Accounts receivable	(974,176)	(470,164)	(1,257,429)	579,562
Finance receivables	(2,248,618)	27,064	(3,782,292)	92,469
Inventory	650,784	214,495	(1,292,164)	338,415
Prepaid expenses and other current assets	150,159	52,483	(207,305)	(62,503)
Accounts payable	(150,646)	386,832	(2,610,090)	(929,035)
Accrued expenses	234,465	184,532	(38,556)	(300,984)
Income taxes payable	16,774	-	(4,247)	-

Net cash provided by (used in) operating activities	65,320	2,162,782	(4,378,897)	4,817,958

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,860)	(35,134)	(54,229)	(60,361)
Purchase of property for rental program	-	(2,643,439)	(1,641,993)	(7,211,661)
Proceeds from sale of rental equipment under sale leaseback transactions	-	-	4,993,879	-
Proceeds from the sale of property and equipment	19,327	5,513	54,238	30,375

Net cash provided by (used in) investing activities	15,467	(2,673,060)	3,351,895	(7,241,647)

FINANCING ACTIVITIES:
Net proceeds from the exercise of common stock warrants
and the retirement of common stock	-	521,762	(61,987)	2,286,849
Proceeds (repayment) from line of credit, net	-	-	(1,000,000)	1,000,000
Proceeds from long-term debt	1,752,717	-	1,752,717	-
Repayment of long-term debt	(92,875)	(89,366)	(261,342)	(267,043)

Net cash provided by financing activities	1,659,842	432,396	429,388	3,019,806

Net increase (decrease) in cash and cash equivalents	1,740,629	(77,882)	(597,614)	596,117
Cash and cash equivalents at beginning of period	6,734,077	6,654,999	9,072,320	5,981,000
Cash and cash equivalents at end of period	$8,474,706	$6,577,117	$8,474,706	$6,577,117

Supplemental disclosures of cash flow information :
Cash paid for interest	$67,102	$59,399	$202,293	$189,203
Depreciation expense allocated to cost of sales	$1,271,207	$1,260,568	$3,867,189	$3,493,726
Reclass of rental program property to inventory, net	$1,374,447	$13,686	$1,393,096	$26,803
Prepaid items financed with debt	$-	$144,312	$103,125	$246,162
Equipment and software acquired under capital lease	$-	$195,725	$107,903	$217,761
Disposal of property and equipment	$342,963	$15,141	$394,866	$233,857
Disposal of property and equipment under sale leaseback transactions	$-	$-	$3,873,275	$-

See accompanying notes.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

1. ACCOUNTING POLICIES

BUSINESS

USA Technologies, Inc. (the “Company”, “We”, “USAT”, or “Our”) was incorporated in the Commonwealth of Pennsylvania in January 1992. We are a provider of technology-enabled solutions and value-added services that facilitate electronic payment transactions primarily within the unattended Point of Sale (“POS”) market. We are a leading provider in the small ticket, beverage and food vending industry and are expanding our solutions and services to other unattended market segments, such as amusement, commercial laundry, kiosk, and others. Since our founding, we have designed and marketed systems and solutions that facilitate electronic payment options, as well as telemetry and machine-to-machine (“M2M”) services, which include the ability to remotely monitor, control, and report on the results of distributed assets containing our electronic payment solutions. Historically, these distributed assets have relied on cash for payment in the form of coins or bills, whereas, our systems allow them to accept cashless payments such as through the use of credit or debit cards or other emerging contactless forms, such as mobile payment.

INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three and nine month periods ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. The balance sheet at June 30, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company had a net loss of $566,610 and $888,481 for the three and nine month periods ended March 31, 2015, respectively. The Company had net income of $27,530,652 for the year ended June 30, 2014. Included in net income for the year ended June 30, 2014 was a benefit for income taxes of $27,255,398. Net income (loss) includes adjustments for changes to the fair value of our warrant liabilities, which are subject to secondary market conditions, and are not reasonably predictable. The Company’s ability to meet its future obligations is dependent upon the success of its products and services in the marketplace and the available capital resources. Until the Company’s products and services can generate sufficient annual revenues, the Company will be required to use its cash on hand, and its line of credit (see Note 4), and may raise capital to meet its cash flow requirements including the issuance of Common Stock or debt financing.

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

OUT-OF-PERIOD ADJUSTMENT

During the three months ended March 31, 2015, the Company recorded an approximately $747,000 out-of-period decrease in cost of equipment and accounts payable that affected our balance sheet and results of operations as of and for the three months ended March 31, 2015. The adjustment was identified during our review of accounts payable. Management evaluated the effect of the adjustment on the Company’s financial statements based on SEC Staff Accounting Bulletin (“SAB”) No. 99 and SAB 108 and concluded that it was immaterial to the current and prior year’s financial statements.

CASH

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

In February 2015, the Company entered into a Purchase and Sale Agreement (the “QS Sale Agreement”) with an equipment leasing company related to the Company’s QuickStart Program. Under the QS Sale Agreement, the Company received funds in exchange for assigning to the leasing company its rights to all of the future lease payments under certain existing QuickStart leases between the Company and its customers. In accordance with FASB ASC Topic 840, “Transfer of Leased Property”, the Company accounts for each QS Sale transaction as a secured borrowing, as such, the proceeds received by the Company are recorded as a financing obligation on the Company’s consolidated balance sheet and interest expense is recognized in the Company’s consolidated statement of operations over the term of the financing. At the same time, the finance receivables related to the QS Sale Agreement remain on the Company’s consolidated balance sheet and interest revenue is recognized in the Company’s statement of operations over the term of the QuickStart leases. Under a separate Vendor Agreement between the Company and the same equipment leasing company, and subject to the terms and conditions thereof, the Company may in the future sell its ePort equipment to the leasing company, and the leasing company would enter into a QuickStart lease directly with the customer.

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

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest or penalties related to uncertain tax positions were accrued or incurred during the three and nine months ended March 31, 2015 and 2014.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements

2. FINANCE RECEIVABLES

Finance Receivables consist of the following:

	March 31, 2015	June 30, 2014
	(unaudited)

Total finance receivables	$4,254,879	$472,587
Less current portion	749,631	119,793
Non-current portion of finance receivables	$3,505,248	$352,794

As of March 31, 2015 and June 30, 2014, there was no allowance for credit losses of finance receivables. As the Company collects monthly payments of the receivables from the customers’ transaction funds, the risk of loss was determined to be remote.

Credit Quality Indicators
As of March 31, 2015
(unaudited)

Credit risk profile based on payment activity:
Leases

Performing	$4,248,673
Nonperforming	6,206
Total	$4,254,879

Age Analysis of Past Due Finance Receivables
As of March 31, 2015
(unaudited)

	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Finance Receivables

Leases	$3,537	$515	$2,154	$6,206	$4,248,673	$4,254,879
Total	$3,537	$515	$2,154	$6,206	$4,248,673	$4,254,879

USA Technologies, Inc.
Notes to Consolidated Financial Statements

3. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2015	June 30, 2014
	(unaudited)

Accrued compensation and related sales commissions	$649,269	$545,110
Accrued professional fees	300,656	214,615
Accrued taxes and filing fees	601,762	640,958
Advanced customer billings	264,316	370,040
Accrued rent	95,698	155,712
Accrued other	151,716	175,538
	$2,063,417	$2,101,973

4. LINE OF CREDIT

The balance due on the Line of Credit was $4,000,000 and $5,000,000 at March 31, 2015 and June 30, 2014, respectively. At March 31, 2015, $3,000,000 was available under the Line of Credit. The Company received a waiver from the Bank for its Required Minimum Liquidity covenant as of January 31, 2015. The Company was in compliance with all covenants as of March 31, 2015.

In September 2014, the Company and the Bank entered into a Ninth Amendment to the Loan and Security Agreement to change the definition of Adjusted EBITDA for the quarter ended September 30, 2014.

In April 2015, the Company and the Bank entered into a Tenth Amendment to the Loan and Security Agreement to change, among other things, the definition of Required Minimum Liquidity for the month ended February 28, 2015.

5. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2015	June 30, 2014
	(unaudited)

Capital lease obligations	$374,633	$414,525
Loan agreements	1,750,546	8,251
	2,125,179	422,776
Less current portion	416,695	172,911
	$1,708,484	$249,865

During August 2014, the Company financed a portion of the premiums for various insurance policies totaling $103,125, due in nine monthly payments through April 2015 at an interest rate of 5.27%.

In October 2014, the Company entered into a capital lease for network equipment totaling $107,903 due in twelve quarterly installments of $9,831 through August 2017.

In February 2015, under the QS Sale Agreement (Notes 1 and 2) related to the Company’s QuickStart Program, the Company recorded a financing obligation of $1,752,717, which represented the proceeds received in exchange for assigning to the leasing company its rights to all of the future lease payments under certain existing QuickStart leases between the Company and its customers. Monthly installments in the range of $4,618 to $37,213 will be made through July 2020 at an interest rate of 9.45%.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the fair value hierarchy described in Note 1, the following table shows the fair value of the Company’s financial instrument that is required to be measured at fair value as of March 31, 2015 and June 30, 2014:

March 31, 2015 (unaudited)	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$1,240,996	$1,240,996

June 30, 2014	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$585,209	$585,209

As of March 31, 2015 and June 30, 2014, the Company held no Level 1 or Level 2 financial instruments.

As of March 31, 2015 and June 30, 2014, the fair values of the Company’s Level 3 financial instrument totaled $1,240,996 and $585,209, respectively. The Level 3 financial instrument consists of common stock warrants issued by the Company in March 2011, which include features requiring liability treatment of the warrants. The fair value of warrants issued in March 2011 to purchase 3.9 million shares of the Company’s common stock is based on valuations performed by an independent third party valuation firm. The fair value was determined using proprietary valuation models using the quality of the underlying securities of the warrants, restrictions on the warrants and security underlying the warrants, time restrictions and precedent sale transactions completed in the secondary market or in other private transactions. There were no transfers of assets or liabilities between level 1, level 2, or level 3 during the three and nine months ended March 31, 2015 and 2014.

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the nine months ended March 31, 2015 and 2014:

	Nine months ended March 31,
	2015	2014
	(unaudited)	(unaudited)

Beginning balance	$(585,209)	$(650,638)
Gain (loss) due to change in fair value of warrant liabilities, net	(655,787)	12,304
Ending balance	$(1,240,996)	$(638,334)

7. INCOME TAXES

For the three and nine months ended March 31, 2015, an income tax provision of $137,820 and $179,705, respectively, was recorded; of those amounts, $395,605 for the nine months ended March 31, 2015 was due to the decrease in the applicable tax rate utilized to tax effect the deferred tax assets that was caused by a state income tax law change. The remaining benefit of $215,900 for the nine months ended March 31, 2015 was based upon loss before provision for income taxes using an estimated annual effective income tax rate of 64% for the fiscal year ending June 30, 2015 and the effect of a change in estimated state income tax rates, the effect of which was treated discretely.

USA Technologies, Inc.
Notes to Consolidated Financial Statements

7. INCOME TAXES (CONTINUED)

The Company has significant deferred tax assets, a substantial amount of which result from operating loss carryforwards. In periods prior to the quarter ended March 31, 2014, the Company had determined that it was more likely than not that the benefit of its deferred tax assets would not be realized and recorded a full valuation allowance against such assets. As of March 31, 2014 the Company determined that it was more likely than not that it would realize a substantial portion of its deferred tax assets and reduced its valuation allowance by $26,713,897.

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

	Three months ended	Nine months ended
	March 31, 2014	March 31, 2014

Income before benefit from income taxes	$138,806	$855,474
Estimated annual effective tax rate	0%	0%
Provision (benefit) for income taxes	$-	$-
Reversal of provision for income taxes recorded
for the six months ended December 31, 2013	$(13,823)	$-
Benefit from reversal of valuation allowances	(26,713,897)	(26,713,897)
Benefit from income taxes	$(26,727,720)	$(26,713,897)

8. COMMON STOCK, COMMON STOCK OPTIONS AND WARRANTS

Under the 2011 Stock Incentive Plan, the Company recorded $0 and $604 of stock compensation expense and 0 and 10,002 shares of Common Stock vested during the three and nine months ended March 31, 2015, respectively, related to shares granted to Directors of the Company in July 2012.

Under the 2012 Stock Incentive Plan, the Company recorded stock compensation expense of $2,879 and $17,357 and 2,500 and 62,682 shares of Common Stock vested during the three and nine months ended March 31, 2015, respectively. All of the expense and 7,500 of the shares vested in the nine months ended March 31, 2015 related to a grant in 2014 to a non-executive employee. Additionally, 23,698 and 31,484 of the shares were issued in the nine months ended March 31, 2015 related to payment to Directors for services on the Board of Directors in the fourth quarter of fiscal 2014 and to certain non-executive employees for fiscal 2014 performance, respectively.

Under the 2013 Stock Incentive Plan, the Company recorded stock compensation expense of $111,199 and $266,461 and 28,727 and 136,102 shares of Common stock were issued during the three and nine months ended March 31, 2015. These amounts include expenses and issuances to Directors, non-executive employees, as well as to the Company’s executives under the 2014 Long Term Stock Incentive Plan and expenses under the 2015 Long Term Stock Incentive Plans (“LTI Stock Plans”) as more fully described below. Stock compensation expense of $29,583 and $112,083 related to the vesting of shares for Directors in lieu of cash payment for services on the Board of Directors and 28,727 and 48,866 shares of Common Stock were issued during the three and nine months ended March 31, 2015. No expense and 68,633 of shares were issued during the nine months ended March 31, 2015 to certain non-executive employees for fiscal 2014 performance.

On account of the 2014 LTI Stock Plan, the Company recorded stock compensation expense under the 2013 Stock Incentive Plan during the three and nine months ended March 31, 2015 of $8,586 and $25,760, respectively, for shares vesting June 30, 2015 and 2016. In addition, the Company issued 18,603 shares of Common Stock for shares vested on June 30, 2014, respectively, on account of the 2014 LTI Stock Plan.

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

If none of the minimum threshold year-over-year percentage target goals are achieved, the executive officers would not be awarded any shares. If all of the year-over-year percentage target goals are achieved, the executive officers would be awarded shares having the following value: Stephen P. Herbert – $341,227 (100% of base salary); and David M. DeMedio – $178,406 (75% of base salary). If all of the maximum distinguished year-over-year percentage target goals are achieved, the executive officers would be awarded shares having the following value: Mr. Herbert – $682,454 (200% of base salary); and Mr. DeMedio – $356,812 (150% of base salary). Assuming the minimum threshold year-over-year percentage target goal would be achieved for a particular metric, the number of shares to be awarded for that metric would be determined on a pro rata basis, provided that the award would not exceed the maximum distinguished award for that metric. The shares awarded under the 2015 LTI Stock Plan would vest as follows: one-third at the time of issuance (June 30, 2015); one-third on the first anniversary of issuance; and one-third on the second anniversary of issuance. The Company recorded stock compensation expense of $73,030 and $128,619 during the three and nine months ended March 31, 2015, respectively, on account of the 2015 LTI Stock Plan.

During the nine months ended March 31, 2015, non-executive employees of the Company cancelled 31,899 shares of Common Stock to satisfy $61,987 of payroll tax obligations resulting from share based compensation.

During the three and nine months ended March 31, 2014, the Company recorded stock compensation expense of $60,024 and $248,880 and 31,770 and 164,466 shares of Common Stock were issued, respectively; $44,432 and $165,768 of expenses related to compensation for Directors of the Company; $24,499 and $88,639 of expense related to compensation of Company executives; and, a reversal of compensation expense of $0 and $5,527 for non-executive employees of the Company for the three and nine months ended March 31, 2014, respectively.

During the three and nine months ended March 31, 2014, executive officers exercised their rights to cancel shares of Common Stock awarded to them under prior employment agreements and the Special Equity Plan granted to an executive officer in September 2012 for the payment of payroll taxes, including 13,796 and 42,354 shares of the Company’s Common Stock to satisfy $27,731 and $75,106 of related payroll obligations, respectively.

COMMON STOCK OPTIONS

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

In January 2015, various non-executive employees were awarded options to purchase a total of 85,000 shares of common stock under the Company’s 2014 Stock Option Incentive Plan.

The fair value of options granted during the nine months ended March 31, 2015 was estimated at the grant date using the following weighted average assumptions:

	August 2014	January 2015
Expected volatility	79%	78%
Expected life	7 years	7 years
Expected dividends	0.00%	0.00%
Risk-free interest rate	2.04%	1.92%

During the three and nine months ended March 31, 2015, the Company recorded compensation expense of $88,733 and $188,452, respectively, related to the stock options granted to the executive and non-executive employees of the Company during the current fiscal year under the 2014 Stock Option Incentive Plan.

For the three and nine months ended March 31, 2015, the Company recorded compensation expense of $13,658 and $68,290, respectively, for stock options granted in the fiscal year ended June 30, 2014 to its non-employee Directors under the 2014 Stock Option Incentive Plan. In the three months ended March 31, 2015 options to purchase up to 20,000 shares common stock were forfeited with the resignation of a non-employee Director of the Company.

There were no options granted during the three and nine months ended March 31, 2014.

COMMON STOCK WARRANTS

No warrants were issued, exercised or expired during the three and nine months ended March 31, 2015. Warrants were exercised during the three and nine months ended March 31, 2014, resulting in the issuance of 0 and 2,090,226, respectively, shares of Common Stock at $1.13 per share. The Company received cash proceeds of $549,493 and $2,361,955 for the three and nine months ended March 31, 2014.

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

Upon the completion of the sale, the Company computed a gain on the sale of its ePort equipment as follows:

	Year ended June 30, 2014	Nine months ended March 31, 2015	Total
		(unaudited)

Rental equipment sold, cost	$1,918,920	$3,873,275	$5,792,195
Rental equipment sold, accumulated depreciation upon sale	(76,032)	(331,069)	(407,101)
Rental equipment sold, net book value	1,842,888	3,542,206	5,385,094
Proceeds from sale	2,995,095	4,993,879	7,988,974
Gain on sale of rental equipment	$1,152,207	$1,451,673	$2,603,880

The following table summarizes the changes in deferred gain for the nine months ended March 31, 2015 from the sale leaseback transactions:

Nine months ended March 31, 2015
(unaudited)

Beginning balance, June 30, 2014	$1,142,685
Gain on sale of rental equipment	1,451,673
Recognition of deferred gain	(618,522)
Ending balance, March 31, 2015	1,975,836
Less current portion	860,390
Non-current portion of deferred gain	$1,115,446

The Company is obligated to pay Varilease a base monthly rental of approximately $220,000 for this equipment during the 36-month lease term. Future minimum lease payments subsequent to March 31, 2015 are as follows:

Operating Leases from Sale Leaseback
(unaudited)

2015 (remaining three months)	$660,289
2016	2,641,155
2017	2,641,155
2018	137,731
Total minimum lease payments	$6,080,330

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

During the three and nine months ended March 31, 2015, the Company recorded expense of $41,040 and $87,238 and a corresponding liability, respectively, for the 2015 STI Plan.

LITIGATION

From time to time, the Company may become involved in various legal proceedings arising during the normal course of its business. As of March 31, 2015, there were no legal proceedings involving the Company which, in the opinion of the management of the Company, would have a material adverse effect on the Company’s financial position and results of operations or cash flows.

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

10. SUBSEQUENT EVENTS

LINE OF CREDIT

In April 2015, the Company and the Bank entered into a Tenth Amendment to the Loan and Security Agreement to change, among other things, the definition of Required Minimum Liquidity for the month ended February 28, 2015.

COMMON STOCK

On May 4, 2015, based on performance of the Company’s Common Stock an additional 23,809 shares of Common Stock became vested under the CEO Incentive Plan, which was granted in September 2012. The $33,332 of expense associated with this vesting will be recorded in the quarter ending June 30, 2015.

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

●	the ability of the Company to satisfy its trade obligations included in accounts payable and accrued expenses;

●	the ability of the Company to sell sufficient ePort equipment to third party leasing companies as part of the QuickStart program in order to significantly reduce net cash used in operating activities;

●	the incurrence by us of any unanticipated or unusual non-operating expenses which would require us to divert our cash resources from achieving our business plan;

●	the ability of the Company to predict or estimate its future quarterly or annual revenues and expenses given the developing and unpredictable market for its products;

●	the ability of the Company to retain key customers from whom a significant portion of its revenues are derived;

●	the ability of a key customer to reduce or delay purchasing products from the Company;

●	the ability of the Company to obtain widespread commercial acceptance of its products and service offerings such as ePort QuickConnect, mobile payment and loyalty and prepaid programs;

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

RESULTS OF OPERATIONS

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Results for the quarter ended March 31, 2015 continued to demonstrate growth in the Company’s revenues and connections to its service as compared to the quarter ended March 31, 2014. Highlights of year over year improvements include:

●	Total revenue up 47% to $15.4 million;
●	Recurring license and transaction fee revenue up 23% to $11.1 million; and
●	Total connections to its ePort Connect service base as of March 31, 2015 up 24% as compared to March 31, 2014.

Revenues for the quarter ended March 31, 2015 were $15,357,740, consisting of $11,059,846 of license and transaction fees and $4,297,894 of equipment sales, compared to $10,443,932 for the quarter ended March 31, 2014, consisting of $8,999,689 of license and transaction fees and $1,444,243 of equipment sales. The increase in total revenue of $4,913,808, or 47%, was primarily due to an increase in license and transaction fees of $2,060,157, or 23%, and an increase in equipment sales of $2,853,651 or 198%, from the same period in the prior fiscal year.

We derive the majority of our revenues from license and transaction fees resulting from connections to, as well as services provided by, our ePort Connect service. The majority of ePort Connect customers pay a monthly fee plus a blended transaction rate on the transaction dollar volume processed by the Company. Connections to the ePort Connect service, therefore, are the most significant driver of the Company’s revenues, particularly revenues from license and transaction fees. Connections to our service stem from our POS electronic payment devices or certified payment software or the servicing of similar third-party installed POS electronic payment devices. Customers can obtain POS electronic payment devices from us in the following ways:

●	Purchasing devices directly from the Company or one of its authorized resellers;
●	Leasing devices under the Company’s QuickStart Program, which are non-cancellable sixty month sales-type leases, through an unrelated equipment leasing company or directly from the Company; and
●	Renting devices under the Company’s JumpStart Program, which are cancellable month-to-month operating leases.

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

Revenue from license and transaction fees, which represented 72% and 86% of total revenue for the quarters ended March 31, 2015 and 2014, respectively, is primarily attributable to monthly ePort Connect® service fees and transaction processing fees. Highlights for the quarter ended March 31, 2015 include:

●
Adding 14,000 net connections to our service, consisting of 24,000 new connections to our ePort Connect service in the quarter, offset by 10,000 deactivations, compared to 20,000 net connections added in the same quarter of fiscal 2014, consisting of 22,000 new connections, offset by 2,000 deactivations;

●
As of March 31, 2015, the Company had approximately 302,000 connections to the ePort Connect service compared to approximately 244,000 connections to the ePort Connect service as of March 31, 2014, an increase of 58,000 connections, or 24%;

●	Increases in the number of small-ticket, credit/debit transactions and dollars handled for the quarter ended March 31, 2015 of 28% and 32%, respectively, compared to the same period a year ago; and
●	ePort Connect customer base grew 34% from March 31, 2014.

The increase in license and transaction fees was due to the growth in ePort Connect service fees and transaction dollars that stems from the increased number of connections to our ePort Connect service. As of March 31, 2015, the Company had approximately 302,000 connections to the ePort Connect service as compared to approximately 244,000 connections to the ePort Connect service as of March 31, 2014. During the quarter ended March 31, 2015, the Company added approximately 14,000 net connections to its network compared to approximately 20,000 net connections added during the quarter ended March 31, 2014.

Pursuant to its agreements with customers, in addition to ePort Connect service fees, the Company earns transaction processing fees equal to a percentage of the dollar volume processed by the Company. During the quarter ended March 31, 2015, the Company processed approximately 54.8 million transactions totaling approximately $97.7 million compared to approximately 42.8 million transactions totaling approximately $73.9 million during the quarter ended March 31, 2014, an increase of approximately 28% in the number of transactions and approximately 32% in the value of transactions processed.

New customers added to our ePort® Connect service during the quarter ended March 31, 2015 totaled 475, bringing the total number of customers to approximately 8,925 as of March 31, 2015. The Company added approximately 575 new customers in the quarter ended March 31, 2014. By comparison, the Company had approximately 6,650 customers as of March 31, 2014, representing 2,275 customers added, or a 34% increase during the past twelve months. The Company views the total installed base of machines managed by its customers that have yet to transition to cashless payment, as a key strategic opportunity for future growth in connections. In addition, we believe our growing customer base is indicative of a broadening adoption and acceptance of cashless payments in the industries we serve. We count a customer as a new customer upon the signing of their ePort Connect service agreement. When a reseller sells our ePort, we count a customer as a new customer upon the signing of the applicable services agreement with the customer.

The $2,853,651 increase in equipment revenue was a result of an increase of approximately $2,953,000 in sales of ePort® products, offset by a decrease of approximately $97,000 in sales of Energy Misers and other net sales of $3,000. The $2,953,000 increase in ePort products was primarily attributable to selling more units during the period due to the  Company’s QuickStart Program which was reintroduced during the fiscal year in September 2014.

Cost of sales consisted of license and transaction fee related costs of $7,157,333 and $5,785,721 and equipment costs of $3,054,268 and $660,423 for the quarters ended March 31, 2015 and 2014, respectively. The increase in total cost of sales of $3,765,457, or 58%, was primarily due to an increase in cost of equipment of $2,393,845 that was primarily due to selling more ePort devices due to the Company’s QuickStart Program. In addition, the increase in cost of services of $1,371,612 stemmed from the greater number of connections to the Company’s ePort Connect service and increases in transaction dollars processed by those connections.

Gross profit (“GP”) for the quarter ended March 31, 2015 was $5,146,139 compared to GP of $3,997,788 from the same quarter in the prior fiscal year, an increase of $1,148,351, or 29%, of which $688,545 is attributable to license and transaction fees GP and $459,806 is attributable to an increase in equipment sales GP. Overall gross profit margins decreased from 38% to 34% due to a decrease in license and transaction fee margins to 35% from 36% in the prior corresponding fiscal quarter, and by a decrease in equipment sales margins to 29% from 54% in the prior corresponding fiscal quarter.

License and transaction fees margins decreased due to approximately $445,000 of quarterly net rent expense related to the Sale Leaseback transactions, which is approximately $155,000 higher than the quarterly depreciation the Company would have recorded on the ePorts, had the Sale Leaseback transactions not occurred.

The approximate $460,000 increase in equipment sales GP includes one-time recoveries of approximately $747,000 and $152,000 in the quarters ended March 31, 2015 and 2014, respectively. The $747,000 relates to recoveries arising from a customer agreement in a prior quarter; and, the $152,000 was a reversal of a prior charge for equipment rebates. Excluding these one-time items, equipment sales GP decreased $135,000 from the prior corresponding quarter, which was mostly attributable to having $75,000 less GP from ePort equipment revenue. This decrease was predominately a result of fewer activation fees, which are a higher margin revenue source and which to date are not part of the QuickStart Program and $60,000 less GP related to fewer energy miser and other sales during the three month period ended March 31, 2015 when compared to the similar period a year ago.

Selling, general and administrative (“SG&A”) expenses of $4,279,888 for the quarter ended March 31, 2015, increased by $800,588, or 23%, from the same quarter in the prior fiscal year; approximately $466,000, or 58% of the increase, were non-cash expenses. The overall increase in SG&A is attributable to increases of approximately $314,000 in bad debt estimates, $301,000 in employee compensation and benefits expenses, and $234,000 in consulting and professional services, offset by a net decrease of $48,000 for various other expenses.

Other income and expense for the quarter ended March 31, 2015, primarily consisted of $1,101,241 of non-cash loss for the change in the fair value of the Company’s warrant liabilities. The primary factor affecting the change in fair value is the increase in the Black-Scholes value of the warrants from December 31, 2014 to March 31, 2015, which factored in the increase in the Company’s stock price during that period.

The quarter ended March 31, 2015 resulted in a net loss of $566,610 compared to net income of $26,866,526 for the quarter ended March 31, 2014.

For the quarter ended March 31, 2015, net loss per common share (basic and diluted) was $0.03, compared to net earnings per common share (basic and diluted) of $0.75 for the prior corresponding fiscal quarter.

Non-GAAP net income for the quarter ended March 31, 2015 was $534,631 compared to non-GAAP net income of $321,526 for the quarter ended March 31, 2014. Non-GAAP net earnings (loss) per common share, basic and diluted, was $0.01 and $0.00 for the quarters ended March 31, 2015 and 2014, respectively. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Management believes that non-GAAP net income (loss) and non-GAAP net income (loss) per common share are important measures of USAT’s business. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that these non-GAAP financial measures serve as useful metrics for our management and investors because they enable a better understanding of the long-term performance of our business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP (United States’ Generally Accepted Accounting Principles) financial measures and our reconciliations, enhance investors’ overall understanding of our current financial performance.

A reconciliation of GAAP net income (loss) to Non-GAAP net income (loss) for the quarters ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,
	2015	2014
Net income (loss)	$(566,610)	$26,866,526
Non-GAAP adjustments:
Fair value of warrant adjustment	1,101,241	168,897
Benefit from reduction of valuation allowances	-	(26,713,897)
Non-GAAP net income	$534,631	$321,526

Net income (loss)	$(566,610)	$26,866,526
Non-GAAP net income	$534,631	$321,526

Cumulative preferred dividends	(332,226)	(332,226)
Net income (loss) applicable to common shares	$(898,836)	$26,534,300
Non-GAAP net income (loss) applicable to common shares	$202,405	$(10,700)

Net earnings (loss) per common share - basic and diluted	$(0.03)	$0.75
Non-GAAP net earnings (loss) per common share - basic and diluted	$0.01	$-

Weighted average number of common shares outstanding - basic	35,687,650	35,504,911

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

For the quarter ended March 31, 2015, the Company had Adjusted EBITDA of $2,381,126, compared to $1,839,080 for the quarter ended March 31, 2014. Reconciliation of GAAP net income (loss) to Adjusted EBITDA for the quarters ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,
	2015	2014
Net income (loss)	$(566,610)	$26,866,526

Less interest income	(26,394)	(3,102)

Plus interest expense	85,349	60,934

Plus income tax expense (benefit)	137,820	(26,727,720)

Plus depreciation expense	1,433,251	1,413,521

Plus change in fair value of warrant liabilities	1,101,241	168,897

Plus stock-based compensation	216,469	60,024

Adjusted EBITDA	$2,381,126	$1,839,080

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

Nine months ended March 31, 2015 compared to the nine months ended March 31, 2014

Results for the nine months ended March 31, 2015 continued to demonstrate growth in the Company’s revenues and connections to its service as compared to the nine months ended March 31, 2014. Highlights of year over year improvements include:

●	Total revenue up 30% to $40.4 million;
●	Recurring license and transaction fee revenue up 21% to $31.7 million; and
●	Total connections to its ePort Connect service base as of March 31, 2015 up 24% as compared to March 31, 2014.

Revenues for the nine months ended March 31, 2015 were $40,431,279, consisting of $31,695,564 of license and transaction fees and $8,735,715 of equipment sales, compared to $31,137,504 for the nine months ended March 31, 2014, consisting of $26,177,818 of license and transaction fees and $4,959,686 of equipment sales. The increase in total revenue of $9,293,775, or 30%, was primarily due to an increase in license and transaction fees of $5,517,746, or 21%, and an increase in equipment sales of $3,776,029 or 76%, from the same period in the prior fiscal year.

We derive the majority of our revenues from license and transaction fees resulting from connections to, as well as services provided by, our ePort Connect service. The majority of ePort Connect customers pay a monthly fee plus a blended transaction rate on the transaction dollar volume processed by the Company. Connections to the ePort Connect service, therefore, are the most significant driver of the Company’s revenues, particularly revenues from license and transaction fees. Connections to our service stem from our POS electronic payment devices or certified payment software or the servicing of similar third-party installed POS electronic payment devices. Customers can obtain POS electronic payment devices from us in the following ways:

●	Purchasing devices directly from the Company or one of its authorized resellers;
●	Leasing devices under the Company’s QuickStart Program, which are non-cancellable sixty month sales-type leases, through an unrelated equipment leasing company or directly from the Company; and
●	Renting devices under the Company’s JumpStart Program, which are cancellable month-to-month operating leases.

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

Revenue from license and transaction fees, which represented 78% and 84% of total revenue for the nine months ended March 31, 2015 and 2014, respectively, is primarily attributable to monthly ePort Connect® service fees and transaction processing fees. Highlights for the nine months ended March 31, 2015 include:

●
Adding 36,000 net connections to our service, consisting of 51,000 new connections to our ePort Connect service in the nine month period, offset by 15,000 deactivations, compared to 30,000 net connections added in the same nine month period of fiscal 2014, consisting of 53,000 new connections and 23,000 deactivations;

●
As of March 31, 2015, the Company had approximately 302,000 connections to the ePort Connect service compared to approximately 244,000 connections to the ePort Connect service as of March 31, 2014, an increase of 58,000 connections, or 24%;

●
Increases in the number of small-ticket, credit/debit transactions and dollars handled for the nine months ended March 31, 2015 of 27% and 31%, respectively, compared to the same period a year ago; and

●	ePort Connect customer base grew 34% from March 31, 2014.

The increase in license and transaction fees was due to the growth in ePort Connect service fees and transaction dollars that stems from the increased number of connections to our ePort Connect service. As of March 31, 2015, the Company had approximately 302,000 connections to the ePort Connect service as compared to approximately 244,000 connections to the ePort Connect service as of March 31, 2014. During the nine months ended March 31, 2015, the Company added approximately 36,000 net connections to its network compared to approximately 30,000 net connections added during the nine months ended March 31, 2014.

Pursuant to its agreements with customers, in addition to ePort Connect service fees, the Company earns transaction processing fees equal to a percentage of the dollar volume processed by the Company. During the nine months ended March 31, 2015, the Company processed approximately 154.4 million transactions totaling approximately $276.1 million compared to approximately 121.5 million transactions totaling approximately $210.9 million during the nine months ended March 31, 2014, an increase of approximately 27% in the number of transactions and approximately 31% in the value of transactions processed.

New customers added to our ePort® Connect service during the nine months ended March 31, 2015 totaled 1,625, bringing the total number of customers to approximately 8,925 as of March 31, 2015. The Company added approximately 1,600 new customers in the nine months ended March 31, 2014. By comparison, the Company had approximately 6,650 customers as of March 31, 2014, representing 2,275 customers added, or a 34% increase during the past twelve months. The Company views the total installed base of machines managed by its customers that have yet to transition to cashless payment, as a key strategic opportunity for future growth in connections. In addition, we believe our growing customer base is indicative of a broadening adoption and acceptance of cashless payments in the industries we serve. We count a customer as a new customer upon the signing of their ePort Connect service agreement. When a reseller sells our ePort, we count a customer as a new customer upon the signing of the applicable services agreement with the customer.

The $3,776,029 increase in equipment revenue was a result of an increase of approximately $4,095,000 in sales of ePort® products, offset by a decrease of approximately $326,000 in sales of Energy Misers. The $4,095,000 increase in ePort products was primarily attributable to selling more units during the period due to the reintroduction of the Company’s QuickStart Program in September 2014.

Cost of sales consisted of license and transaction fee related costs of $21,566,280 and $16,690,569 and equipment costs of $6,850,366 and $3,036,243 for the nine months ended March 31, 2015 and 2014, respectively. The increase in total cost of sales of $8,689,834 or 44%, was primarily due to an increase in cost of services of $4,875,711 that stemmed from the greater number of connections to the Company’s ePort Connect service, increases in transaction dollars processed by those connections and a charge to settle a customer billing dispute. In addition, the increase in cost of equipment sales of $3,814,123 was primarily due to selling more ePort devices due to the QuickStart Program.

Gross profit (“GP”) for the nine months ended March 31, 2015 was $12,014,633 compared to GP of $11,410,692 from the same nine month period in the prior fiscal year, an increase of $603,941, or 5%, of which $642,035 is attributable to license and transaction fees GP, offset by a decrease of $38,094 attributable to equipment sales GP. Overall gross profit margins decreased from 37% to 30% due to a decrease in license and transaction fee margins to 32%, from 36% in the prior corresponding nine month period, and by a decrease in equipment sales margins to 22% from 39% in the prior corresponding fiscal nine month period.

License and transaction fees margins decreased due to the impact of certain JumpStart connections added during the third and fourth quarters of 2014 fiscal year with fee grace periods extending into fiscal year 2015 under sales incentives, as well as approximately $1,270,000 of net rent expense during the nine months ended March 31, 2015 related to the Sale Leaseback transactions, which is approximately $401,000 higher than the depreciation the Company would have recorded on the ePorts during the nine month period had the Sale Leaseback transactions not occurred. Also contributing to the decrease of license and transaction fee margins was a charge of approximately $410,000 during the nine months ended March 31, 2015 in connection with a customer billing dispute.

The decrease in equipment revenue margins is attributable to sales incentives offered with the QuickStart Program as well as having approximately $275,000 less in activation fees, which are a higher margin revenue source which to date are not part of the QuickStart Program.

The $38,000 decrease in equipment sales GP includes one-time recoveries of $747,000 and $152,000 in the nine months ended March 31, 2015 and 2014, respectively. The $747,000 relates to recoveries arising from a customer agreement in a prior quarter; and, the $152,000 was a reversal of a prior charge for equipment rebates. Excluding these one-time items, equipment sales GP decreased $633,000 from the prior corresponding nine month period, which was mostly attributable to having $466,000 less GP from ePort equipment revenue. This decrease was predominately a result of fewer activation fees, which are a higher margin revenue source and which to date are not part of the QuickStart Program and $167,000 less GP related to fewer energy miser and other sales during the nine month period ended March 31, 2015 when compared to the similar period a year ago.

Selling, general and administrative (“SG&A”) expenses of $11,442,439 for the nine months ended March 31, 2015, increased by $1,474,227 or 15%, from the same nine months in the prior fiscal year; approximately $807,000, or 55% of the increase, were non-cash expenses. The overall increase in SG&A is attributable to increases of approximately $670,000 in employee and director compensation and benefits expenses, $536,000 in bad debt estimates, $230,000 in consulting and professional services, and by a net increase of $38,000 for various other expenses.

Other income and expense for the nine months ended March 31, 2015, primarily consisted of $655,787 of non-cash loss for the change in the fair value of the Company’s warrant liabilities. The primary factor affecting the change in fair value is the increase in the Black-Scholes value of the warrants from June 30, 2014 to March 31, 2015, which factored in the increase in the Company’s stock price during that period.

The nine months ended March 31, 2015 resulted in a net loss of $888,481 compared to net income of $27,569,371 for the nine months ended March 31, 2014. Included in net income for the nine months ended March 31, 2014 is a benefit for income taxes of $26,713,897. Included in the net loss for the nine months ended March 31, 2015 is a non-cash charge of $395,605 as a component of our tax provision for the effect on our deferred tax assets for a state income tax law change. After preferred dividends of $332,226 in each nine month period, net income (loss) applicable to common shareholders was $(1,552,933) and $26,904,919 for the nine months ended March 31, 2015 and 2014, respectively. For the nine months ended March 31, 2015, net loss per common share (basic and diluted) was $0.04, compared to net earnings per common share (basic and diluted) of $0.78, for the prior corresponding nine month period.

Non-GAAP net income for the nine months ended March 31, 2015 was $162,911, compared to non-GAAP net income of $843,170 for the nine months ended March 31, 2014. Non-GAAP net earnings (loss) per common share was $(0.01) and $0.01 for the nine months ended March 31, 2015 and 2014, respectively. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Management believes that non-GAAP net income and non-GAAP net earnings (loss) per common share are important measures of USAT’s business. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that these non-GAAP financial measures serve as useful metrics for our management and investors because they enable a better understanding of the long-term performance of our business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP (United States’ Generally Accepted Accounting Principles) financial measures and our reconciliations, enhance investors’ overall understanding of our current financial performance.

A reconciliation of GAAP net income (loss) to Non-GAAP net income (loss) for the nine months ended March 31, 2015 and 2014 is as follows:

	Nine months ended March 31,
	2015	2014
Net income (loss)	$(888,481)	$27,569,371
Non-GAAP adjustments:
Fair value of warrant adjustment	655,787	(12,304)
Benefit from reduction of valuation allowances	-	(26,713,897)
Tax provision charge from state tax law changes	395,605	-
Non-GAAP net income	$162,911	$843,170

Net income (loss)	$(888,481)	$27,569,371
Non-GAAP net income	$162,911	$843,170

Cumulative preferred dividends	(664,452)	(664,452)
Net income (loss) applicable to common shares	$(1,552,933)	$26,904,919
Non-GAAP net income (loss) applicable to common shares	$(501,541)	$178,718
Net earnings (loss) per common share - basic and diluted	$(0.04)	$0.78

Non-GAAP net earnings (loss) per common share - basic and diluted	$(0.01)	$0.01

Weighted average number of common shares outstanding - basic	35,645,712	34,313,396

As used herein, non-GAAP net income (loss) represents GAAP net income (loss) excluding costs or benefits relating to any adjustment for fair value of warrant liabilities, a state income tax law change and changes in the Company’s valuation allowances for taxes. As used herein, non-GAAP net income (loss) per common share is calculated by dividing non-GAAP net income (loss) applicable to common shares by the weighted average number of shares outstanding.

For the nine months ended March 31, 2015, the Company had Adjusted EBITDA of $5,007,746 compared to $5,185,086 for the nine months ended March 31, 2014. Reconciliation of GAAP net income (loss) to Adjusted EBITDA for the nine months ended March 31, 2015 and 2014 is as follows:

	Nine months ended March 31,
	2015	2014
Net income (loss)	$(888,481)	$27,569,371

Less interest income	(40,491)	(21,342)

Plus interest expense	209,689	182,315

Plus income tax expense (benefit)	179,705	(26,713,897)

Plus depreciation expense	4,350,373	3,910,110

Plus amortization expense	-	21,953

Plus change in fair value of warrant liabilities	655,787	(12,304)

Plus stock-based compensation	541,164	248,880

Adjusted EBITDA	$5,007,746	$5,185,086

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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2015, net cash used in operating activities was $4,378,897 as a result of a net loss of $888,481 and net cash used in the change in operating assets and liabilities of $9,192,083, offset by net non-cash charges of $5,701,667. Of the $5,701,667 of net non-cash items, the most significant during the nine month period were charges related to depreciation of assets, increase in the fair value of warrant liabilities, bad debt expense, and the vesting and issuance of common stock and options for employee and director compensation, offset by the benefit related to the recognition of deferred gain from sale-leaseback transactions. The cash used in the $9,192,083 change in the Company’s operating assets and liabilities was primarily the result of increases in finance and trade receivables and inventory and decreases in accounts payable. The increase in finance receivables was directly related to the reintroduction of the QuickStart Program in September 2014. The increase in inventory was primarily attributable to the reclassification of JumpStart rental program equipment to inventory.

During the nine months ended March 31, 2015, the cash provided by investing activities was $3,351,895, of which $4,993,879 related to the proceeds from the sale of rental equipment under the Sale Leaseback transactions, offset by $1,641,993 for the purchase of equipment for the JumpStart Program. Approximately 15% of gross new connections added during the nine months ended March 31, 2015 were from our JumpStart Program, which was lower than anticipated due to increased connections added through our QuickStart Program which constituted approximately 65% of gross connections added during the nine months ended March 31, 2015.

During the nine months ended March 31, 2015, the cash provided by financing activities was $429,388, of which $1,752,717 related to the proceeds received in exchange for assigning to a leasing company the Company’s rights to all of the future lease payments under certain existing QuickStart leases between the Company and its customers (see Note 5 to the Consolidated Financial Statements). Those proceeds were offset by $1,000,000 for the repayment of a portion of its outstanding balance on its line of credit, $261,342 for the repayment of debt, and $61,987 for the retirement of Common Stock for payroll taxes.

We experienced losses from inception through June 30, 2012, with net income for the years ended June 30, 2013 and 2014. Our accumulated deficit through March 31, 2015 is composed of cumulative losses amounting to approximately $169,890,000, preferred dividends converted to common stock of approximately $2,690,000, and charges incurred for the open-market purchases of preferred stock of approximately $150,000.

Adjusted EBITDA for the nine months ended March 31, 2015 was $5,007,746. The Company reports Adjusted EBITDA to reflect the liquidity of operations and a measure of operational cash flow. Adjusted EBITDA excludes significant non-cash charges such as income tax, depreciation, fair value warrant liability changes and stock and equity-based compensation from net income (loss). We believe that, provided there are no unusual or unanticipated material non-operational expenses, achieving positive Adjusted EBITDA is sustainable, and will increase, as our connection base increases.

The Company anticipates using the JumpStart Programs for up to approximately 20% of its anticipated gross connections for the remainder of the fiscal year. Cash used for the JumpStart and QuickStart Programs is classified as investing and operating activities on the Company’s Consolidated Statements of Cash Flows, respectively. Accordingly, depending upon the composition of connections added under each of the JumpStart and QuickStart Programs as well as the success of the QuickStart third party leasing program begun near the end of the third fiscal quarter, the Company may generate positive cash flow from operations during the remainder of the 2015 fiscal year. In February 2015, the Company signed a Vendor Agreement with an equipment leasing company pursuant to which, and subject to the terms and conditions thereof, the Company may sell its cashless hardware to the leasing company, who in turn, then leases the equipment directly to our customers. We believe this third party leasing program, if successful, would allow us to reduce the use of the Company’s cash flows from operations for the QuickStart Program. During the quarter ended March 31, 2015, the Company sold approximately $900,000 of ePort equipment to the leasing company pursuant to the Vendor Agreement. The Company also has efforts under way in sales, marketing, development and partnering efforts to secure connections from sources other than JumpStart and QuickStart, such as QuickConnect Web service, ePort Mobile, and direct sales of its ePort hardware device.

The Company had three sources of cash available to fund and grow the business as of March 31, 2015: (1) cash on hand of approximately $8.5 million; (2) $3 million available on the line of credit with Avidbank, provided we continue to satisfy the various covenants set forth in the loan agreement; and (3) monies which may become available under the Vendor Agreement described above. Lastly, the Company believes the capital markets, debt and equity, would be available to provide additional sources of cash, if required.

Therefore, the Company believes its existing cash and available cash resources as of March 31, 2015, would provide sufficient funds through at least July 1, 2015 in order to meet its cash requirements, including payment of its accrued expenses and payables, any cash resources to be utilized for the JumpStart Program, QuickStart Program, other anticipated capital expenditures, and the repayment of long-term debt.

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2015. Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes during the quarter ended March 31, 2015 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information.

Item 3. Defaults Upon Senior Securities

There were no defaults on any senior securities. However, on February 1, 2015 an additional $332,226 of dividends were accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of March 31, 2015 are $12,925,228. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

Item 6. Exhibits

Exhibit Number	Description

10.1	Tenth Amendment to Loan and Security Agreement dated as of April 17, 2015, between the Company and Avidbank Corporate Finance, a division of Avidbank.

10.2
Mastercard Acceptance Agreement between the Company and MasterCard International Incorporated, dated January 8, 2015 (Portions of this exhibit were redacted pursuant to a confidential treatment request)

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

USA TECHNOLOGIES, INC.

Date: May 15, 2015	/s/ Stephen P. Herbert
Stephen P. Herbert,
Chief Executive Officer

Date: May 15, 2015	/s/ David M. DeMedio
David M. DeMedio
Chief Financial Officer

