Form 10-K
period 2015-06-30
USA TECHNOLOGIES INC
filed 2015-09-30
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Yes ☐ No ☒

The aggregate market value of the voting common equity securities held by non-affiliates of the Registrant was $55,098,386 as of the last business day of the most recently completed second fiscal quarter, December 31, 2014, based upon the closing price of the Registrant’s Common Stock on that date.

As of September 15, 2015, there were 35,854,655 outstanding shares of Common Stock, no par value.

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

USA TECHNOLOGIES, INC.

PART I

Item 1. Business.

OVERVIEW

USA Technologies, Inc. (the “Company”, “We”, “USAT”, or “Our”) was incorporated in the Commonwealth of Pennsylvania in January 1992. We are a provider of technology-enabled solutions and value-added services that facilitate electronic payment transactions primarily within the unattended Point of Sale (“POS”) market. We are a leading provider in the small ticket, beverage and food vending industry and are expanding our solutions and services to other unattended market segments, such as amusement, commercial laundry, kiosk and others. Since our founding, we have designed and marketed systems and solutions that facilitate electronic payment options, as well as telemetry and machine-to-machine (“M2M”) services, which include the ability to remotely monitor, control, and report on the results of distributed assets containing our electronic payment solutions. Historically, these distributed assets have relied on cash for payment in the form of coins or bills, whereas, our systems allow them to accept cashless payments such as through the use of credit or debit cards or other emerging contactless forms, such as mobile payment.

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

As of June 30, 2015, the Company had approximately 333,000 connections to its ePort Connect service, compared to approximately 266,000 connections as of June 30, 2014, representing a 25% increase. During the fiscal year ended June 30, 2015, the Company processed approximately 217 million cashless transactions totaling approximately $389 million in transaction dollars, representing a 28% increase in transaction volume and a 32% increase in dollars processed from the 169 million cashless transactions totaling approximately $294 million during the previous fiscal year ended June 30, 2014.

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

Our solutions and services have been designed to simplify the transition to cashless for traditionally cash-only based businesses. As such, they are turnkey and include our comprehensive ePort Connect service and POS electronic payment devices or certified payment software, which are able to process traditional magnetic stripe credit and debit cards, contactless credit and debit cards and mobile payments. Standard services through ePort Connect are maintained on our proprietary operating systems and include merchant account setup on behalf of the customer, automatic processing and settlement, sales reporting and 24x7 customer support. Other value-added services that customers can choose from include things such as cashless deployment planning, cashless performance review and loyalty products and services. Our solutions also provide flexibility to execute a variety of payment applications on a single system, transaction security, connectivity options, compliance with certification standards, and centralized, accurate, real-time sales and inventory data to manage distributed assets (wireless telemetry and M2M).

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

Shift toward electronic payment transactions and away from cash and checks

There has been an ongoing shift away from paper-based methods of payment, including cash and checks, towards electronic-based methods of payment. According to The Nilson Report, December 2012, paper-based methods of payment continued to decline in 2010, representing 38.97% of transaction dollars measured compared to 50.45% in 2005. The four card-based systems—credit, debit, prepaid, and electronic benefits transfer—generated $4.22 trillion in the United States in 2011, 50.6% of transaction dollars measured, compared to 42.3% in 2006. The Nilson Report projects that by 2016 spending at merchants in the U.S., from the four card-based system will grow to $6.5 trillion, or 62.8% of total transaction dollars measured.

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

Increase in Demand for Networked Assets. M2M (machine-to-machine) technology includes capturing value from wireless modules and electronic devices to improve business productivity and customer service. The term M2M describes any kind of 2-way communication system between geographically distributed devices through a centrally managed software application without human intervention and as such, the Company’s integrated POS and ePort Connect remote data management capabilities fall into this category of solution. In addition, networked assets can provide valuable information regarding consumers’ purchasing patterns and payment preferences, allowing operators to more effectively tailor their offerings to consumers. According to a Verizon Wireless 2011 whitepaper, titled “When Machines Talk, Businesses Listen”, within ten years, the number of machines that can be connected should exceed sixty billion units. The Company believes that its expertise in integrating cashless payments, its scalable network data capacity, its proven ability to handle high transaction volume, and its high quality and reliable data management capabilities make it well suited for the growing opportunities in the M2M market.

POS Technology and NFC Equipped Mobile Phone Payment Improvements

Consumer Interest in Mobile Payment. NFC, or Near Field Communication, is a short range wireless connectivity technology that uses electromagnetic radio fields to enable communication between devices when there is a physical touch, or when they are within close proximity to one another. We believe that POS contactless terminals that are enabled to accept NFC payments and digital wallet applications, such as Google Wallet, Chase Wallet, Apple Pay, the recently introduced Android Pay, and others, stand to benefit from these evolving trends in mobile payment. Digital wallet is essentially a digital service, accessed via the web or a mobile phone application that serves as a substitute for the traditional credit or debit card. Providers can also market directly to targeted consumers with coupons and loyalty programs.

With over 70% of the Company’s connections contactless enabled to accept NFC payments (in addition to magnetic stripe cards) as of June 30, 2015, we believe that we are well-positioned to benefit from this emerging space.

OUR TECHNOLOGY-BASED SOLUTION

Our solutions have been designed to be turnkey and includes the ePort Connect service, POS electronic payment devices, certified payment software able to process traditional magnetic stripe credit and debit cards, contactless credit and debit cards, and NFC equipped mobile phones that allow consumers to make payments with their cell phones. We believe that our ability to bundle our products and services, as well as the ability to tailor and customize them to individual customer needs, makes it easy and efficient for our customers to adopt and deploy our technology, and results in a service unmatched in the small-ticket, unattended retail market today.

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

The Connectivity Mediums. The client devices (described above) are interconnected for the transfer of our customers’ data through our ePort Connect network that provides multiple connectivity options such as phone line, ethernet, and wireless. Increased wireless connectivity options, coverage and reliability have allowed us to service a greater number of geographically dispersed customer locations. Additionally, we make it easy for our customers to deploy wireless solutions by acting as a single point of contact. We have contracted with Verizon Wireless and in the United States and Rogers Wireless in Canada in order to supply our customers with wireless network coverage.

Data Security. We are listed on the VISA Global Registry of Service Providers, meaning that VISA has reviewed and accepted our Report on Compliance (RoC) from an authorized Payment Card Industry (“PCI”) assessor as a PCI Level 1 Service Provider. Our entry on this is renewed annually, and our current entry is valid through January 31, 2016. The VISA listing can be found online at http://www.visa.com/splisting/searchGrsp.do

OUR SERVICES

For the fiscal year ended June 30, 2015, license and transaction fees generated by our ePort Connect service represented 75% of the Company’s revenues. Our ePort Connect solution provides customers with all of the following services, under one cohesive service umbrella:

●	Diverse POS options. Ability to connect to a broad product line of cashless acceptance devices or software.

●	Card Processing Services. Through our existing relationships with card processors and card associations, we provide merchant account and terminal ID set up, pre-negotiated discounted fees on small ticket purchases, and direct electronic funds transfers (EFTs) to our customers’ bank accounts for all settled card transactions as well as ensure compliance with current processing regulations.

●	Wireless Connectivity. We manage the wireless account activation, distribution, and the relationship with wireless providers for our customers, if needed.

●	Customer/Consumer Services. We support our installed base by providing 24-hour help desk support, repairs, and replacement of impaired system solutions. In addition, all inbound billing inquiries are handled through a 24-hour help desk, thereby eliminating the need for our customers to deal with consumer billing inquiries and potential chargebacks.

●	Online Sales Reporting. Via the USALive online reporting system, we provide customers with a host of sales and operational data, including information regarding their credit and cash transactions, user configuration, reporting by machine and region, by date range and transaction type, data reports for operations and finance, graphical reporting of sales, and condition monitoring for equipment service, as well as activation of new devices and redeployments.

●	M2M Telemetry and DEX data transfer. DEX, an acronym for digital exchange, is the Vending Industry’s standard way to communicate information such as sales, cash in bill validators, coins in coin boxes, sales of units by selection, pricing, door openings, and much more. USA Technologies is able to remotely transfer and push DEX data to customers’ route management systems through its DEX partner program. USA Technologies operates within the VDI (Vending Data Interchange) standards established by NAMA (National Automatic Merchandising Association) and sends DEX files compatible with most major remote management software systems.

●	Over-the-Air Update Capabilities. Automatic over-the-air updates to software, settings, and security protocol from our network to our ePort card reader keep our customers’ hardware up-to-date and enable customers to benefit from any advancement made after their hardware or software purchase.

●	Value-added Services. Access to additional services such as MORE, our loyalty program, two-tier pricing, special promotions such as our nationwide Apple Pay mobile payment and loyalty promotion for vending customers, as well as a menu of hardware purchasing options including JumpStart, our terminal-included service option and hardware leasing options through third parties.

●	Deployment Planning. Access to services to help operators successfully deploy cashless payment systems and integrated solutions that is based on our extensive market and customer experience data.

We enter into a processing and licensing agreement, or ePort Connect Services Agreement, with our customers pursuant to which we act as a provider of cashless financial services for the customer’s distributed assets, and the customer agrees to pay us an activation fee, monthly service fees, and transaction processing fees. Our agreements are generally cancelable by the customer upon thirty to sixty days’ notice to us from the time of shipment. It typically takes thirty to sixty days for a new connection to begin contributing to the Company’s license and transaction fee revenues.

The Company counts its ePort connections upon shipment of an active terminal to a customer under contract, at which time activation on its network is performed by the Company, and the terminal is capable of conducting business via the Company’s network and related services. An ePort connection does not necessarily mean that the unit is actually installed by the customer on a machine, or that the unit has begun processing transactions, or that the Company has begun receiving monthly service fees in connection with the unit. Rather, at the time of shipment of the ePort, the customer becomes obligated to pay the one-time activation fee (if applicable), and is obligated to pay monthly service fees and lease payments (if applicable) in accordance with the terms of the customer’s contract with the Company.

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

●	ePort Edge™ is a one-piece design and is intended for those customers who require a magnetic swipe-only cashless system with basic features at a lower price point.
●	ePort G-8 is a two-piece design that supports traditional magnetic stripe credit/debit cards and contactless cards. The ePort G8 telemeter is also available as a stand-alone DEX telemetry solution.
●	ePort G-9 has been designed to offer all the features of the G-8 plus additional new features that support expanded acceptance options, consumer engagement offerings and advanced diagnostics.
●	QuickConnect is a Web service that allows a client application to securely interface with the Company’s ePort Connect service. QuickConnect essentially replaces ePort SDK (software development kit), which captured our ePort technology in software form for PC-based devices such as kiosks.

Other forms of our ePort technology include:

●	eSuds, our solution developed for the commercial laundry industry that enables laundry operators to provide customers cashless transactions via the use of their credit cards, debit cards and other payment mediums such as student IDs. Effective with the April 2013 mutually exclusive agreement with Setomatic Systems, we are no longer selling the entire eSuds solution to new customers, but we continue to provide processing services for laundry machines equipped with cashless hardware supplied by Setomatics Systems.
●	ePort Mobile is a mobile acceptance solution for credit and debit cards that is supported by USAT’s ePort Connect service. ePort Mobile is available as a download from the iTunes and Google Play Store and is also available as an All-In-One solution that includes the phone and data plan.

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

Kiosk. According to IHL Consulting Group’s August 2012 North American Self-Service Kiosks Market Study, which defines, for purposes of their study, a kiosk as a self-standing, technology-based, unmanned device deployed across six retail and hospitality environments, approximately $926 billion was going to be transacted through self-service kiosks in 2013, with compound annual growth for the subsequent three years of seven percent (7%). We believe that kiosks are becoming increasingly popular as credit, debit or contactless payment options enable kiosks to sell an increased variety of items. In addition, the study points to the increasing trend toward self-sufficiency, where time is the most important commodity of the consumer. As merchants continue to seek new ways to reach their customers through kiosk applications, we believe the need for a reliable cashless payment provider experienced with machine integration, PCI compliance and cashless payment services designed specifically for the unattended market will be of increasing value in this market. Our existing kiosk customers integrate with our cashless payment services via our QuickConnect Web service using one of our encrypted readers or ePort POS technologies.

Laundry. Our primary targets in laundry consist of the coin-operated commercial laundry and multi-housing laundry markets. According to the Coin Laundry Association, the U.S. commercial laundry industry was comprised of 30,000-35,000 laundromats in 2015 that our partner, Setomatic Systems, estimated translates to roughly 2.5 million commercial washers and dryers. The Coin Laundry Association estimated gross revenue in the laundromat market at nearly $5 billion annually.

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

OUR COMPETITIVE STRENGTHS

We believe that we benefit from a number of advantages gained through our over twenty-year history in our industry. They include:

1.	One-Stop Shop, End-to-End Solution. We believe that our ability to offer our customers one point of contact through a bundled cashless payment solution makes it easy and efficient for our customers to adopt and deploy our electronic payment solutions and results in a service that is unmatched in the small ticket, self-service retail market today. To our knowledge, other cashless payment solutions available in the market today require the operator to set up their own accounts for cashless processing and manage multiple service providers (i.e., hardware terminal manufacturer, wireless network provider, and/or credit card processor). We interface directly with our card processor and wireless service provider, and with our hardware solutions are able to offer a bundled solution to our customers.

2.	Trusted Brand Name. We believe that the ePort and Energy Miser brands have a strong national reputation for quality, reliability, and innovation. We believe that card associations, payment processors, and merchants/operators trust our system solutions and services to handle financial transactions in a secure operating environment. Our trusted brand name is best exemplified by our high level of customer retention, numerous exclusive three-year agreements with customers for use of our ePort Connect service. We have agreements with partners like Visa and Verizon Wireless as well as several one-way exclusive relationships which we have solidified with leading organizations within the unattended POS industry, including Setomatic Systems, AMI Entertainment Network, Inc., Innovative Foto, and Air-Serv.

3.	Market Leadership. We believe we have the largest installed base of unattended POS electronic payment systems in the unattended small-ticket retail market for food and beverage vending and we are continuing to expand to other adjacent markets such as laundry, amusement and gaming and kiosks. As of June 30, 2015, we had approximately 333,000 connections to our network. Our installed base supports our sales and marketing initiatives by enhancing our ability to establish or expand our market position. Finally, we believe our installed base provides multiple opportunities for referrals for new business, either from the merchant or operator of the deployed asset or through one of our several strategic relationships.

4.	Attractive Value Proposition for Our Customers. We believe that our solutions provide our customers an attractive value proposition. Our solutions and services make possible increased purchases by consumers who in the past were limited to the physical cash on hand while making a purchase at an unattended terminal, thereby increasing the universe of potential customers and the buying activity of those customers. In addition, value-added offerings and services such as Two-Tier Pricing, which allows the operator to charge different amounts for the same product depending upon how the consumer chooses to pay, and M2M telemetry provide operators with the ability to pursue additional opportunities to reduce costs and improve operating efficiencies. Lastly, new consumer engagement services further extend the potential for customers to build new revenue opportunities, customer loyalty and brand distinction.

5.	Increasing Scale and Financial Stability. Due to the continued growth in connections to the Company’s ePort Connect service, during the 2015 fiscal year, 75% of the Company’s revenues were from licensing and processing fees which are recurring in nature. We believe that this growing scale provides us improved financial stability and the footprint to market and distribute our products and services more effectively and in more markets than most of our competitors.

6.	Customer-Focused Research and Development. Our research and development initiatives focus primarily on adding features and functionality to our electronic payment solutions based on customer input and emerging market trends. Since we began operations in 1992 and through June 30, 2015, we have been granted 89 patents (US and International) and currently have 12 patent applications pending. We have generated considerable intellectual property and know-how associated with creating a seamless, end-to-end experience for our customers.

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

Expand Distribution and Sales Reach. We are intently focused on driving profitable growth through efficient sales channels. Added sales resources and new distribution relationships have led to approximately 2,300 new ePort Connect customers as well as increased penetration in markets such as amusement and arcade, and commercial laundry in fiscal year 2015.

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

Expanding the Value of our Service

Capitalize on the emerging NFC and growing mobile payments trends. With over 70% of our connected base contactless enabled to accept NFC payments (including mobile wallets), the Company believes that continued increases in consumer preferences towards contactless payments, including mobile wallets like Apple Pay and Android Pay, represent a significant opportunity for the Company to further drive adoption. According to a market research study conducted in June 2015, almost one in six US consumers (15%) had used a mobile wallet in the past six months, up from 9% in the same period in 2013, and an additional 22% are likely to adopt mobile wallet functionality in the coming six months (The Future of the Mobile Wallet - Chadwick Martin Bailey). As consumers continue to adopt these new methods of cashless payments, it is our belief that adoption will continue to accelerate at a rapid pace and result in more rapid adoption of cashless solutions like USA Technologies’ ePort in the markets that we serve.

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

Comprehensive Service and Support. In addition to its industry-leading ePort cashless payments system, USA Technologies seeks to provide its customers with a comprehensive, value-added ePort Connect service that is designed to encourage optimal ROI through business planning and performance optimization; business metrics through the company’s KnowledgeBase of data; a loyalty and rewards program for consumer engagement; marketing strategy and executional support; sales data and machine alerts; DEX data transmission; and the ability to extend cashless payments capabilities and the full suite of services across multiple aspects of an operators’ business including micro-markets, online payments, mobile payments and dining/retail POS.

Leverage Intellectual Property. Through June 30, 2015, we have been granted 89 patents which contain various claims, including claims relating to payment processing, networking and energy management devices. In addition, we own numerous trademarks, copyrights, and trade secrets. We will continue to explore ways to leverage this intellectual property in order to add value for our customers, attain an increased share of the market, and possibly generate licensing revenues.

SALES AND MARKETING

The Company’s sales strategy includes both direct sales and channel development, depending on the particular dynamics of each of our markets. Our marketing strategy is diversified and includes media relations, direct mail, conferences, and client referrals. As of August 31, 2015, the Company was marketing and selling its products through its full and part-time sales staff consisting of nineteen people.

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

IMPORTANT RELATIONSHIPS

Verizon Wireless

In April 2011, we signed an agreement with Verizon for access to their digital wireless wide area network for the transport of data, including credit card transactions and inventory management data. The initial term of the agreement was three years, which was extended until April 2016. At the end of the term, the agreement automatically renews for successive one month periods unless terminated by either party upon thirty days’ notice.

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

VISA

As of November 14, 2014, we entered into a three-year agreement with Visa U.S.A. Inc. (“Visa”), pursuant to which Visa has agreed to continue to make available to the Company certain promotional interchange reimbursement fees for small ticket debit and credit card transactions. As previously reported, following implementation of the Durbin Amendment, Visa had significantly increased its interchange fees for small ticket regulated debit card transactions effective October 1, 2011. The promotional interchange reimbursement fees provided by the aforementioned agreement will continue until October 31, 2017.

MasterCard

On January 12, 2015, we entered into a three-year MasterCard Acceptance Agreement (“MasterCard Agreement”) with MasterCard International Incorporated ("MasterCard"), pursuant to which MasterCard has agreed to make available to us reduced interchange rates for small ticket debit card transactions in certain merchant category codes. As previously reported, MasterCard had significantly increased its interchange rates for small ticket regulated debit card transactions effective October 1, 2011, and as a result, the Company ceased accepting MasterCard debit card products in mid-November 2011. Pursuant to the MasterCard Agreement, however, the Company is currently accepting MasterCard debit card products for small ticket debit card transactions in the unattended beverage and food vending merchant category code. The Company and MasterCard entered into a first amendment on April 27, 2015, pursuant to which the condition under, or the transactions to, which the MasterCard custom pricing would be available, was amended. The reduced interchange rates became effective on April 20, 2015.

Chase Paymentech

The Company has entered into a five-year Third Party Payment Processor Agreement, dated April 24, 2015 with Paymentech, LLC, through its member, JPMorgan Chase Bank, N.A. (“Chase Paymentech”), pursuant to which Chase Paymentech will act as the provider of credit and debit card transaction processing services (including authorization, conveyance and settlement of transactions) to the Company and its customers. The Agreement provides that Chase Paymentech will act as the exclusive provider of transaction processing services to the Company and its customers for at least 250,000,000 transactions per year. The Agreement provides that Chase Paymentech may modify the pricing for its services upon 30-days’ notice, and in connection with certain such increases, the Company has the right to terminate the Agreement upon 120-days’ notice.

Compass/Foodbuy

As per its website, Compass is a $13 billion organization with locations worldwide, is the leader in vending, food service management and support services, is the largest national vending operating company, has over 500,000 associates, and is one of the leading owners and operators of vending machines in the United States. Compass is a division of UK-based Compass Group PLC.

On June 30, 2009, we entered into a Master Purchase Agreement (“MPA”) with Foodbuy, LLC (“Foodbuy”), the procurement company for Compass Group USA, Inc. (“Compass”) and other customers. The MPA provides, among other things, that for a period of thirty-six months, Foodbuy on behalf of Compass shall utilize USAT as the sole credit or debit card vending system hardware and related software and connect services provider for not less than seventy-five percent of the vending machines of Compass utilizing cashless payments solutions. The MPA also provides that for a period of thirty-six months from the effective date of the agreement, USAT shall be a preferred supplier and provider to Foodbuy and its customers, including Compass, of USAT’s products and services. The MPA automatically renews for successive one-year periods unless terminated by either party upon sixty days’ notice prior to the end of any such one year renewal period. In addition, on July 1, 2009, USAT and Compass, in conjunction with the MPA described above, also entered into a three year ePort Connect Services Agreement pursuant to which USAT will provide Compass with all card processing, data, network, communications and financial services, and DEX telemetry data services required in connection with all Compass vending machines utilizing ePorts. The agreement automatically renews for successive one year periods unless terminated by either party upon sixty days’ notice prior to the end of any such one year renewal period. During the fiscal year ended June 30, 2015, Compass, represented approximately 20% of our total revenues.

AMI Entertainment

On August 22, 2011, we entered into an exclusive three-year agreement with AMI Entertainment (“AMI”) as their exclusive processor of credit and debit cards and other electronic payments in connection with equipment operated on AMI’s network in the U.S. and Canada. The agreement is subject to renewal for one year periods thereafter, subject to notice of non-renewal by either party; the agreement renewed for one year in August 2015. AMI manufactures various types of amusement, entertainment and music equipment for sale to third party users.

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

QUICK START PROGRAM

In order to reduce customers’ upfront capital costs associated with the ePort hardware, the Company makes available to its customers the Quick Start program, pursuant to which the customer would enter into a five-year non-cancelable lease with either the Company or a third-party leasing company for the devices. At the end of the lease period, the customer would have the option to purchase the device for a nominal fee.

From its introduction in September 2014 and through approximately mid-March 2015, the Company entered into these leases directly with its customers. In the third and fourth quarter of fiscal 2015, however, the Company signed vendor agreements with two leasing companies, whereby our customers could enter into leases directly with the leasing companies.

There has been a shift by our customers from acquiring our product via JumpStart, which accounted for 65% of our gross connections in fiscal year 2014, to QuickStart or a straight purchase, which was approximately 89% of gross connections for fiscal 2015. The shift to a straight purchase, along with our ability to increase cash collections under QuickStart sales by utilizing leasing companies, has improved cash provided by operating activities.

Due to the success of the QuickStart program as measured by customer utilization of the program and the positive impact on the Company’s cash flows from operating activities when a leasing company is utilized, the Company intends to expand this program by entering into additional vendor agreements with leasing companies and/or expanding its relationship with the two incumbent leasing companies.

JUMP START PROGRAM

Pursuant to the JumpStart Program, customers acquire the ePort cashless device at no upfront cost by paying a higher monthly service fee, avoiding the need to make a major upfront capital investment. The Company would continue to own the ePort device utilized by its customer. At the time of the shipment of the ePort device, the customer is obligated to pay to the Company a one-time activation fee, and is later obligated to pay monthly ePort Connect service fees in accordance with the terms of the customer’s contract with the Company, in addition to transaction processing fees generated from the device. In fiscal 2015, the Company added approximately 11% of its gross connections through JumpStart.

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

COMPETITION

We are a leading provider of cashless payments systems for the small-ticket, unattended market and believe we have the largest installed base of unattended POS electronic payment systems in the beverage and food vending industry. Factors that we consider to be our competitive advantages are described above under “OUR COMPETITIVE STRENGTHS.” Our competitors are increasingly and actively marketing  products and services that compete with our products and services in the vending space including manufacturers who may include in their new vending machines their own (or another third party’s) cashless payment systems and services. These major competitors include Crane Payment Innovations and Cantaloupe Systems, Inc.. While we believe our products and services are superior to our competitors’, many of our competitors are much larger enterprises and have substantially greater revenues. In addition to these competitors, there are also numerous credit card processors that offer card processing services to traditional retail establishments that could decide to offer similar services to the industries that we serve.

In the cashless laundry market, our joint solution with Setomatic Systems competes with hardware manufacturers, who provide joint solutions to their customers in partnership with payment processors, and with at least one competitor who provides an integrated hardware and payment processing solution.

CUSTOMER CONCENTRATIONS

Customer concentrations for the years ended June 30, 2015, 2014 and 2013 are as follows:

	2015	2014	2013

Trade accounts and finance receivables- one customer	35%	22%	41%
License and transaction processing revenues- two customers:
First customer	21%	26%	26%
Second customer	(1)	(1)	11%
Equipment sales revenue- one customer	17%	(1)	(1)
(1) Less than 10%

TRADEMARKS, PROPRIETARY INFORMATION, AND PATENTS

The Company owns US federal registrations for the following trademarks and service marks: Blue Light Sequence®, Business Express®, CM2iQ®, Creating Value Through Innovation®, EnergyMiser®, ePort®, ePort Connect®, ePort Edge®, ePort GO®, ePort Mobile®, eSuds®, Intelligent Vending®, Public PC®, SnackMiser®, TransAct®, USA Technologies® USALive®, VendingMiser®, and VM2iQ®. The Company owns pending applications for US federal registration of the following trademarks and service marks: Horizontal Blue Light Sequence™and USA Technologies.

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

Through June 30, 2015, 89 patents have been granted to the Company, including 76 United States patents and 13 foreign patents, and 6 United States and 6 international patent applications are pending. Of the 89 patents, 73 are still in force.

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

RESEARCH AND DEVELOPMENT

Research and development expenses, which are included in selling, general and administrative expense in the Consolidated Statements of Operations, were approximately $1,457,000, $1,018,000, and $901,000 for the years ended June 30, 2015, 2014, and 2013, respectively.

EMPLOYEES

On August 31, 2015, the Company had 64 full-time employees and 2 part-time employees.

Item 1A. Risk Factors.

Risks Relating to Our Business

We have a history of losses since inception and if we continue to incur losses, the price of our shares can be expected to fall.

We experienced losses from inception through June 30, 2012, with net income for the years ended June 30, 2013 and June 30, 2014. However, we experienced losses for the 2015 fiscal year, and continued profitability is not assured. From our inception through June 30, 2015, our cumulative losses from operations are approximately $172 million. Until the Company’s products and services can generate sufficient annual revenues, the Company will be required to use its cash and cash equivalents on hand, its line of credit, and may raise capital to meet its cash flow requirements including the issuance of Common Stock or debt financing. For the year ended June 30, 2015 and 2014, we incurred a net loss of $1,089,482 and earned a net income of $27,530,652 which includes a benefit for income taxes of $27,255,398, respectively. If we incur losses in the future, the price of our common stock can be expected to fall.

The occurrence of unusual or unanticipated non-operational expenses may require us to divert our cash resources from achieving our business plan, adversely affecting our financial performance and resulting in the decline of our stock price.

Our fiscal year 2016 business plan assumes that no material unusual or unanticipated non-operational expenses would be incurred by us. In the event we would incur any such expenses, we would anticipate diverting our cash resources from our JumpStart program in order to fund any such expenses. Any such occurrence may cause our anticipated connections, revenues, gross profits, adjusted EBITDA, and other financial metrics for the 2016 fiscal year and beyond to be materially adversely affected. In such event, the price of our common stock could be expected to fall.

The inability of our customers to utilize third party leasing companies under our QuickStart program would materially adversely affect our cash generated from operating activities and/or attaining our business plan.

The use of third party leasing companies by our customers under our QuickStart program positively affects our net cash provided by operating activities because we receive the purchase price from the leasing company at the time of the sale. There can be no assurance that we will be able to obtain such third party leasing companies. To the extent that third party leasing companies would not be available, we would lease the equipment directly to our customers. In such event, our net cash from operating activities would be adversely affected and we may be required to incur additional equity or debt financing to fund operations. In the alternative, we would not be able to attain our business plan, including anticipated connections and revenues.

We may require additional financing or find it necessary to raise capital to sustain our operations and without it we may not be able to achieve our business plan.

At June 30, 2015, we had net working capital of $6,293,137. We had net cash provided by operating activities of $(1,697,742), $7,085,400, and $6,038,952 for the fiscal years ended June 30, 2015, 2014, and 2013, respectively. Although we believe that we have adequate existing resources (used in) to provide for our funding requirements through at least July 1, 2016, there can be no assurances that we will be able to continue to generate sufficient funds thereafter. Unless we maintain or grow our current level of operations, we may need additional funds to continue these operations. We may also need additional capital to update our technology or respond to unusual or unanticipated non-operational events. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Our future operating results may fluctuate.

Our future operating results will depend significantly on our ability to continue to drive revenues from license and transaction fees and our ability to develop and commercialize new products and services. Our operating results may fluctuate based upon many factors, including:

●	fluctuations in revenue generated by our business;

●	fluctuations in operating expenses;

●	our ability to establish or maintain effective relationships with significant partners and suppliers on acceptable terms;

●	the amount of debit or credit card interchange rates that are charged by Visa and MasterCard;

●	the fees that we charge our customers for processing services;

●	the successful operation of our network;

●	the commercial success of our customers, which could be affected by such factors as general economic conditions;

●	the level of product and price competition;

●	the timing and cost of, and our ability to develop and successfully commercialize, new or enhanced products and services;

●	activities of, and acquisitions or announcements by, competitors;

●	the impact from any impairment of inventory, goodwill, fixed assets or intangibles;

●	the ability to increase the number of customer connections to our network;

●	marketing programs which delay realization by us of monthly service fees on our new connections;

●	the material breach of security of any of the Company’s systems or third party systems utilized by the Company; and

●	the anticipation of and response to technological changes.

Our products may fail to gain substantial increased market acceptance. As a result, we may not generate sufficient revenues or profit margins to achieve our financial objectives or growth plans.

There can be no assurances that demand for our products will be sufficient to enable us to generate sufficient revenue or become profitable on a sustainable basis. Likewise, no assurance can be given that we will be able to have a sufficient number of ePorts® connected to our network or sell or lease equipment utilizing our network to enough locations to achieve significant revenues. Alternatively, the locations which utilize the network may not be successful locations and our revenues would be adversely affected. We may lose locations utilizing our products to competitors, or may not be able to install our products at competitors’ locations, or may not obtain future locations which would be obtained by our competitors. In addition, there can be no assurance that our products could evolve or be improved to meet the future needs of the marketplace. In any such event we may not be able to achieve our growth plans, including anticipated connections and revenue growth.

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

We have derived, and believe we may continue to derive, a significant portion of our revenues from one large customer or a limited number of large customers. Customer concentrations for the years ended June 30, 2015, 2014 and 2013 are as follows:

	2015	2014	2013

Trade accounts and finance receivables- one customer	35%	22%	41%
License and transaction processing revenues- two customers:
First customer	21%	26%	26%
Second customer	(1)	(1)	11%
Equipment sales revenue- one customer	17%	(1)	(1)
(1) Less than 10%

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

We are dependent on key management personnel, particularly the Chairman and Chief Executive Officer, Stephen P. Herbert and our Chief Services Officer, David DeMedio. The loss of services of Mr. Herbert or Mr. DeMedio or other officers could dramatically affect our business prospects. Our executive officers and certain of our officers and employees are particularly valuable to us because:

●	they have specialized knowledge about our company and operations;

●	they have specialized skills that are important to our operations; or

●	they would be particularly difficult to replace.

We have entered into an employment agreement with Mr. Herbert that expires on January 1, 2016 and with Mr. DeMedio which expires on June 30, 2016, each of which contains confidentiality and non-compete agreements.

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

Through June 30, 2015, we had 12 pending United States and foreign patent applications, and will consider filing applications for additional patents covering aspects of our future developments, although there can be no assurance that we will do so. In addition, there can be no assurance that we will maintain or prosecute these applications. The United States Government and other countries have granted us 89 patents as of June 30, 2015. There can be no assurance that:

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

We depend on arrangements with third parties for a variety of component parts used in our products. We have contracted with various suppliers to assist us to develop and manufacture our ePort® products. For other components, we do not have supply contracts with any of our third-party suppliers and we purchase components as needed from time to time. We have contracted with a third-party data system recovery vendor to host our network in a secure, 24/7 environment to ensure the reliability of our network services. We also have contracted with multiple land-based telecommunications providers to ensure the reliability of our land-based network. If these business relationships are terminated, the implementation of our business plan may be delayed until an alternative supplier or service provider can be retained. If we are unable to find another source or one that is comparable, the content and quality of our products could suffer and our business, operating results and financial condition could be harmed.

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

We rely on agreements with other large payment processing organizations, primarily Chase Paymentech, to enable us to provide card authorization, data capture, settlement and merchant accounting services and access to various reporting tools for the customers we serve. The termination by our card processing providers of their arrangements with us or their failure to perform their services efficiently and effectively may adversely affect our relationships with the customers whose accounts we serve and may cause those customers to terminate their processing agreements with us.

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

As of November 14, 2014, we entered into a three-year agreement with Visa U.S.A. Inc. (“Visa”), pursuant to which Visa has agreed to continue to make available to the Company certain promotional interchange reimbursement fees for small ticket debit and credit card transactions. Similarly, MasterCard International Incorporated ("MasterCard") has agreed to make available to us reduced interchange rates for small ticket debit card transactions pursuant to a three-year MasterCard Acceptance Agreement dated January 12, 2015, as amended by a First Amendment thereto dated April 27, 2015. If the foregoing agreements with Visa and MasterCard are not extended, our financial results would be materially adversely affected unless we are able to pass these significant additional charges to our customers.

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

During the term of the Visa Agreement, the Company does not anticipate accepting any debit cards with interchange fees that are higher than the rates provided under the Visa Agreement. The Company will continue to accept Visa- and MasterCard- branded debit cards in addition to all major credit cards, including Visa, MasterCard, Discover and American Express at its current processing rates. If the Visa or MasterCard Agreements are not extended, our financial results would be materially adversely affected unless we are able to pass these significant additional charges to our customers.

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

In addition, our articles of incorporation prohibit the declaration of any dividends on our common stock unless and until all unpaid and accumulated dividends on the series A convertible preferred stock have been declared and paid. Through September 15, 2015, the unpaid and cumulative dividends on the series A convertible preferred stock are $13,257,454. As of June 30, 2015, each share of series A convertible preferred stock was convertible into 0.1940 of a share of common stock at the option of the holder and is subject to further adjustment as provided in our Articles of Incorporation. The unpaid and cumulative dividends on the series A convertible preferred stock are convertible into shares of our common stock at the rate of $1,000 per share at the option of the holder. During the year ended June 30, 2015, none of our series A convertible preferred stock and no cumulative preferred dividends were converted into shares of common stock.

Our articles of incorporation also provide that the preferred stock has a liquidation preference over the common stock in the amount of $10 per share plus accrued and unpaid dividends. As of June 30, 2015, the liquidation preference was $17,354,908.

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

Our articles of incorporation provide that upon a merger or sale of substantially all of our assets or upon the disposition of more than 50% of our voting power, the holders of at least 60% of the preferred stock may elect to have such transaction treated as a liquidation and be entitled to receive their liquidation preference. Upon our liquidation, the holders of our preferred stock are entitled to receive a liquidation preference prior to any distribution to the holders of common stock which as of June 30, 2015 is equal to $17,354,908.

The terms of the warrants that were issued in March 2011 to acquire up to 3,900,000 shares of common stock at $2.6058 per share which expire in September 2016 provide that upon a Fundamental Transaction (as defined in the warrant) the holder shall have the right to have the warrant purchased by the Company for cash at its Black Scholes Value (as defined in the warrant). The term Fundamental Transaction includes a merger, sale of substantially all of our assets, or if any person shall acquire 50% or more of the voting power of our shares. The Black Scholes Value (as defined in the warrant) payable for the 3,900,000 warrants as of June 30, 2015 was approximately $5.3 million.

We may issue additional shares of our common stock, which could depress the market price of our common stock and dilute your ownership.

As of September 15, 2015, we had issued and outstanding warrants to purchase 4,298,000 shares of our common stock. The shares underlying 4,253,000 of these warrants have been registered and may be freely sold. Market sales of large amounts of our common stock, or the potential for those sales even if they do not actually occur, may have the effect of depressing the market price of our common stock. In addition, if our future financing needs require us to issue additional shares of common stock or securities convertible into common stock, the supply of common stock available for resale could be increased which could stimulate trading activity and cause the market price of our common stock to drop, even if our business is doing well. Furthermore, the issuance of any additional shares of our common stock including those pursuant to the exercise of warrants by the holders thereof, or securities convertible into our common stock could be substantially dilutive to holders of our common stock.

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

As of September 15, 2015, the Company has 4,253,000 of our shares underlying warrants exercisable at $2.6058 per share at any time before September 18, 2016 which are required to be registered by us for resale under applicable securities laws. Sales in the public market of a substantial number of the shares underlying these warrants, or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital, should we wish to do so, through the sale of additional common stock. We are unable to estimate the number of shares that may be sold because this will depend on the market price for our common stock, the personal circumstances of the sellers and other factors.

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

Item 2. Properties.

The Company conducts its operations from various facilities under operating leases. The Company leases 17,249 square feet of space located in Malvern, Pennsylvania for its principal executive office and for general administrative functions, sales activities, product development, and customer support. The lease term expires on April 30, 2016. As of June 30, 2015, the Company’s rent payment for this facility is approximately $32,000 per month.

The Company also leases 11,250 square feet of space in Malvern, Pennsylvania for its product warehousing and shipping under a lease agreement, which expires on February 28, 2016. As of June 30, 2015, the Company’s rent payment is approximately $5,000 per month.

Item 3. Legal Proceedings.

On January 26, 2015, Universal Clearing Solutions, LLC (“Universal Clearing”), a former non-vending customer of the Company, filed a complaint against the Company in the United States District Court for the District of Arizona. On April 10, 2015, Universal Clearing filed an amended complaint, and on June 19, 2015, Universal Clearing filed a second amended complaint, which alleged causes of action against the Company for breach of contract, breach of fiduciary duty, and defamation. The allegations in the complaint relate to an agreement entered into between the Company and Universal Clearing pursuant to which Universal Clearing could board certain sub-merchants on the Company’s service. The complaint seeks monetary damages allegedly incurred by Universal Clearing as a result of, among other things, the Company’s refusal to board on its service certain sub-merchants of Universal Clearing. On July 24, 2015, the Company filed an answer to the defamation count of the complaint denying the allegations, and filed a motion to dismiss the remaining counts. The court has not yet ruled on the Company’s motion to dismiss.

On July 24, 2015, the Company filed a counterclaim against Universal Clearing seeking damages of approximately $680,000 which were incurred by the Company in connection with chargebacks relating to Universal Clearing’s sub-merchants which had been boarded on the Company’s service. The counterclaim alleges that Universal Clearing is responsible under the agreement for these chargebacks, and Universal Clearing misrepresented to the Company the business practices and other matters relating to these sub-merchants. On August 17, 2015, Universal Clearing filed an answer to the counterclaim denying that it was responsible for the chargebacks or had made any misrepresentations.

On August 7, 2015, the Company filed a third party complaint in the pending action against Steven Juliver, the manager of Universal Clearing, as well as against Universal Tranware, LLC, and Secureswype, LLC, entities affiliated with Universal Clearing. The third party complaint sets forth causes of action for fraud and breach of contract, and seeks to recover from these defendants the chargebacks relating to Universal Clearing’s sub-merchants described above. On September 14, 2015, the third party defendants filed a motion to dismiss the third party complaint. The court has not yet ruled on the motion to dismiss.

The Company does not believe that the claims set forth in the second amended complaint have merit and intends to vigorously defend this matter. The Company does not believe that this action would have a material adverse effect on its financial statements, results of operations or cash flows. The Company also intends to pursue its claims for damages set forth in the counterclaim and third party complaint.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on The NASDAQ Global Market under the symbol USAT. The high and low bid prices on The NASDAQ Global Market for the common stock were as follows:

Year ended June 30, 2015	High	Low
First Quarter (through September 30, 2014)	$2.45	$1.71
Second Quarter (through December 31, 2014)	$1.87	$1.42
Third Quarter (through March 31, 2015)	$2.76	$1.55
Fourth Quarter (through June 30, 2015)	$3.36	$2.61

Year ended June 30, 2014	High	Low
First Quarter (through September 30, 2013)	$2.18	$1.60
Second Quarter (through December 31, 2013)	$2.01	$1.40
Third Quarter (through March 31, 2014)	$2.48	$1.80
Fourth Quarter (through June 30, 2014)	$2.24	$1.73

On September 15, 2015, there were 614 record holders of the common stock and 306 record holders of the preferred stock.

The holders of the common stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company’s common stock or preferred stock. No dividend may be paid on the common stock until all accumulated and unpaid dividends on the preferred stock have been paid. As of September 15, 2015, such accumulated unpaid dividends amounted to $13,257,454. The preferred stock is also entitled to a liquidation preference over the common stock which as of June 30, 2015 equaled $17,354,908.

As of June 30, 2015, equity securities authorized for issuance by the Company with respect to compensation plans were as follows:

Plan category	Number of Securities to be issued upon exercise of outstanding options and warrants (a)	Weighted average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	513,888	$1.88	1,491,119	(1)

(1) Represents 1,250,000 shares of common stock issuable under the 2015 Equity Incentive Plan as approved by shareholders on June 18, 2015, and 241,119 shares of common stock issuable under the Company’s 2013 Stock Incentive Plan as approved by shareholders on June 21, 2013 for use in compensating employees, officers and directors.

As of September 15, 2015, shares of common stock reserved for future issuance were as follows:

●	4,298,000 shares issuable upon the exercise of common stock warrants at exercise prices ranging from $2.10 to $2.6058 per share; all warrants were exercisable as of September 15, 2015;

●	99,193 shares issuable upon the conversion of outstanding preferred stock and cumulative preferred stock dividends;

●	241,119 shares issuable under the 2013 Stock Incentive Plan;

●	750,000 shares underlying stock options issued or to be issued under the 2014 Stock Option Incentive Plan;

●	1,250,000 shares issuable under the 2015 Equity Incentive Plan;

●	140,000 shares issuable to our former CEO upon the occurrence of a USA Transaction.

PERFORMANCE GRAPH

The following graph shows a comparison of the 5-year cumulative total shareholder return for our common stock with The NASDAQ Composite Index and the S&P 500 Information Technology Index for small cap companies in the United States. The graph assumes a $100 investment on June 30, 2010 in our common stock and in the NASDAQ Composite Index and the S&P 500 Information Technology Index, including reinvestment of dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

Among USA Technologies, Inc., The NASDAQ Composite Index and The S&P 500 Information Technology Index

Total Return For:	Jun-10	Jun-11	Jun-12	Jun-13	Jun-14	Jun-15

USA Technologies, Inc.	$100	$444	$290	$348	$422	$540
NASDAQ Composite	100	131	139	161	209	236
S&P 500 Information Technology Index	100	125	140	148	192	210

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

Item 6. Selected Financial Data.

The following selected financial data for the five years ended June 30, 2015 are derived from the audited consolidated financial statements of USA Technologies, Inc. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information.

	Year ended June 30,
	2015	2014 (1)	2013	2012	2011
OPERATIONS DATA:

Revenues	$58,077,474	$42,344,964	$35,940,244	$29,017,243	$22,868,789

Operating income (loss)	$(240,303)	$436,332	$713,925	$(7,000,392)	$(5,688,217)

Net Income (loss)	$(1,089,482)	$27,530,652	$854,123	$(5,211,238)	$(6,457,067)

Cumulative preferred dividends	$(664,452)	$(664,452)	$(664,452)	$(664,452)	$(665,577)
Net income (loss) applicable to common shares	$(1,753,934)	$26,866,200	$189,671	$(5,875,690)	$(7,122,644)

Net earnings (loss) per common share - basic and diluted	$(0.05)	$0.78	$0.01	$(0.18)	$(0.26)

Cash dividends per common share	-	-	-	-	-

BALANCE SHEET DATA:

Total assets	$73,835,195	$70,764,242	$36,576,196	$33,219,657	$36,004,005
Long-term debt	$2,331,946	$422,776	$369,906	$728,330	$253,061
Shareholders’ equity	$53,310,709	$53,736,667	$23,379,191	$21,655,022	$26,125,531

CASH FLOW DATA:

Net cash provided by (used in) operating activities	(1,697,742)	7,085,400	6,038,952	78,236	(908,227)

Net cash provided by (used in) investing activities	3,353,491	(7,917,452)	(9,180,837)	(6,232,814)	(4,554,692)

Net cash provided by (used in) financing activities	645,904	3,923,372	2,696,240	(410,288)	10,850,106

Net increase (decrease) in cash and cash equivalents	2,301,653	3,091,320	(445,645)	(6,564,866)	5,387,187

Cash and cash equivalents at beginning of period	9,072,320	5,981,000	6,426,645	12,991,511	7,604,324

Cash and cash equivalents at end of period	$11,373,973	$9,072,320	$5,981,000	$6,426,645	$12,991,511

CONNECTIONS AND TRANSACTION DATA (UNAUDITED)

Net New Connections	67,000	52,000	50,000	45,000	37,000
Total Connections	333,000	266,000	214,000	164,000	119,000

New Customers Added	2,300	2,250	1,750	1,350	875
Total Customers	9,600	7,300	5,050	3,300	1,950

Total Number of Transactions (millions)	216.6	168.5	129.1	102.7	71.7
Transaction Volume ($millions)	$388.9	$293.8	$219.0	$171.3	$119.6

(1)	Net income for the year ended June 30, 2014 includes an income tax benefit of $27,255,398 for the reduction of tax valuation allowance.

The following unaudited quarterly financial operations data for the years ended June 30, 2015 and June 30, 2014 is derived from the audited consolidated financial statements of USA Technologies, Inc. and its interim reports for the quarters therein. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information.

	UNAUDITED
YEAR ENDED JUNE 30, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Revenues	$12,252,602	$12,820,937	$15,357,740	$17,646,195	$58,077,474

Gross profit	$3,135,238	$3,733,256	$5,146,139	$4,808,001	$16,822,634

Operating income (loss)	$(666,652)	$51,455	$731,406	$(356,512)	$(240,303)

Net loss	$(60,956)	$(260,915)	$(566,610)	$(201,001)	$(1,089,482)

Cumulative preferred dividends	$(332,226)	$-	$(332,226)	$-	$(664,452)

Net loss applicable to common shares	$(393,182)	$(260,915)	$(898,836)	$(201,001)	$(1,753,934)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	35,586,455	35,657,519	35,687,650	35,716,603	35,663,386

	UNAUDITED
YEAR ENDED JUNE 30, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Revenues	$10,123,058	$10,570,514	$10,443,932	$11,207,460	$42,344,964

Gross profit	$3,582,771	$3,830,133	$3,997,788	$3,662,144	$15,072,836

Operating income (loss)	$128,918	$509,690	$365,535	$(567,811)	$436,332

Net income (loss)	$293,654	$409,191	$26,866,526	$(38,719)	$27,530,652

Cumulative preferred dividends	$(332,226)	$-	$(332,226)	$-	$(664,452)

Net income (loss) applicable to common shares	$(38,572)	$409,191	$26,534,300	$(38,719)	$26,866,200

Net earnings (loss) per common share - basic	$-	$0.01	$0.75	$-	$0.78

Weighted average number of common shares outstanding	33,324,295	34,136,884	35,504,911	35,517,099	34,613,497

Net earnings (loss) per common share - diluted	$-	$0.01	$0.75	$-	$0.78

Diluted weighted average number of common shares outstanding	33,324,295	34,222,731	35,504,911	35,517,099	34,613,497

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

USA Technologies, Inc. provides wireless networking, cashless transactions, asset monitoring, and other value-added services principally to the small ticket, unattended Point of Sale (“POS”) market. Our ePort® technology can be installed and/or embedded into everyday devices such as vending machines, a variety of kiosks, amusement, commercial laundry, kiosk and smartphones via our ePort Mobile™ solution. Our associated service, ePort Connect®, is a PCI-compliant, comprehensive service that includes simplified credit/debit card processing and support, consumer engagement services as well as telemetry and machine-to-machine (“M2M”) services, including the ability to remotely monitor, control and report on the results of distributed assets containing our electronic payment solutions. In addition, the Company provides energy management products, such as its VendingMiser® and CoolerMiser™, which reduce energy consumption in vending machines and coolers.

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

The Company also generates equipment revenue through the direct sale, lease, or rental of ePort® technology as well as our stand-alone, non-networked energy management products.

CRITICAL ACCOUNTING POLICIES

GENERAL

Revenue from the sale or QuickStart lease of equipment is recognized on the terms of freight-on-board shipping point. Activation fee revenue, if applicable, is recognized when the Company’s cashless payment device is initially activated for use on the Company network. Transaction processing revenue is recognized upon the usage of the Company’s cashless payment and control network. License fees for access to the Company’s devices and network services are recognized on a monthly basis. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. The Company estimates an allowance for product returns at the date of sale and license and transaction fee refunds on a monthly basis.

ePort hardware is available to customers under the QuickStart program pursuant to which the customer would enter into a five-year non-cancelable lease with either the Company or a third-party leasing company for the devices. At the end of the lease period, the customer would have the option to purchase the device for a nominal fee.

REVENUE RECOGNITION

Revenue from the sale or QuickStart lease of equipment is recognized on the terms of freight-on-board shipping point. Activation fee revenue is recognized when the Company’s cashless payment device is initially activated for use on the Company network. Transaction processing revenue is recognized upon the usage of the Company’s cashless payment and control network. License fees for access to the Company’s devices and network services are recognized on a monthly basis. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. The Company estimates an allowance for product returns at the date of sale and license and transaction fee refunds on a monthly basis.

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

The Company trademarks with an indefinite economic life are not being amortized. The trademarks, not subject to amortization, are related to the EnergyMiser asset group and consist of four trademarks. The Company tests indefinite-lived intangible assets for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a relief from royalty analysis to complete the first step in this process. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date for its indefinite-lived intangible assets.

Patents and trademarks, with an estimated economic life, are carried at cost less accumulated amortization, which is calculated on a straight-line basis over their estimated economic life. The Company reviews intangibles, subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2015 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2014

Results for the fiscal year ended June 30, 2015 continued to demonstrate growth toward achieving our long-term goals. Highlights of year over year improvements include:

•	Record net new connections of 67,000;
•	Total revenue up 37% to $58.1 million;
•	Recurring license and transaction fee revenue up 22% to $43.6 million; and
•	Improvements in cash flows from operating activities in third and fourth quarters, as a result of QuickStart reintroduced during the fiscal year.

Revenues for the fiscal year ended June 30, 2015 were $58,077,474, consisting of $43,633,462 of license and transactions fees and $14,444,012 of equipment sales, compared to $42,344,964 for the fiscal year ended June 30, 2014, consisting of $35,638,121 of license and transaction fees and $6,706,843 of equipment sales. The increase in total revenue of $15,732,510, or 37%, was equally attributable to the increase in equipment sales of $7,737,169 or 115% and the increase in license and transaction fees of $7,995,341, or 22%, from the prior year.

Revenue from license and transaction fees, which represented 75% of total revenue for fiscal 2015, is primarily attributable to monthly ePort Connect® service fees and transaction processing fees. Highlights for fiscal 2015 include:

●	Adding 67,000 net connections to our service, consisting of 82,000 new connections to our ePort Connect service in fiscal 2015, offset by 15,000 deactivations, compared to 52,000 net connections added in fiscal 2014;
●	As of June 30, 2015, the Company had approximately 333,000 connections to the ePort Connect service compared to approximately 266,000 connections to the ePort Connect service as of June 30, 2014, an increase of 67,000 net connections or 25%;
●	Increases in the number of small-ticket, credit/debit transactions and dollars handled for fiscal 2015 of 29% and 32%, respectively, compared to the same period a year ago; and
●	ePort Connect customer base grew 32% from June 30, 2014.

The increase in license and transaction fees was due to the growth in ePort Connect service fees and transaction dollars that stems from the increased number of connections to our ePort Connect service.

Pursuant to its agreements with customers, in addition to ePort Connect service fees, the Company earns transaction processing fees equal to a percentage of the dollar volume processed by the Company. During the year ended June 30, 2015, the Company processed approximately 216.6 million transactions totaling approximately $388.9 million compared to approximately 168.5 million transactions totaling approximately $293.8 million during the year ended June 30, 2014, an increase of approximately 29% in the number of transactions and approximately 32% in the value of transactions processed.

New customers added to our ePort® Connect service during the fiscal year ended June 30, 2015 totaled 2,300, bringing the total number of customers to approximately 9,600 as of June 30, 2015. The Company added approximately 2,250 new customers in the year ended June 30, 2014. By comparison, the Company had approximately 7,300 customers as of June 30, 2014, representing a 32% increase during the past twelve months. The Company views the total installed base of machines managed by its customers that have yet to transition to cashless payment, as a key strategic opportunity for future growth in connections. We count a customer as a new customer upon the signing of their ePort Connect service agreement. When a reseller sells our ePort, we count a customer as a new customer upon the signing of the applicable services agreement with the customer.

The $7,737,169 increase in equipment sales was a result of an increase of approximately $8,159,507 related to ePort® products, offset by decreases of approximately $433,130 in Energy Miser products. The increase in ePort products is directly attributable to selling more units, versus renting units via the JumpStart program, during the current fiscal year due to the reintroduction of the QuickStart program in September 2014. The decrease in Energy Miser products is directly attributable to selling fewer units during the current fiscal year.

Cost of sales consisted of cost of services for license and transaction fees of $29,429,385 and $23,018,001 and equipment costs of $11,825,455 and $4,254,127, for the years ended June 30, 2015 and 2014, respectively. The increase in total cost of sales of $13,982,712, or 51%, was due to an increase in cost of equipment sales of $7,571,328 due to selling more units during the period under the QuickStart program. In fiscal 2014, the JumpStart program accounted for a significant percentage of the Company’s net new connections. Under this program, the cost of the device is depreciated to cost of services for license and transaction fees over the expected rental period. There was also an increase in cost of services of $6,411,384 that stemmed from the greater number of connections to the Company’s ePort Connect service and increases in transaction dollars processed by those connections.

Gross profit (“GP”) for the year ended June 30, 2015 was $16,822,634 compared to GP of $15,072,836 for the previous fiscal year, an increase of $1,749,798, or 12%, of which $14,204,077 is attributable to license and transaction fees GP and $2,618,557 of equipment sales GP. Overall gross profit margins decreased from 36% to 29% due to a decrease in license and transaction fees margins to 33%, from 35% in the prior fiscal year and by a decrease in equipment sales margins to 18%, from 37% in the prior fiscal year.

License and transaction fees margins decreased due to the impact of certain JumpStart connections added during the third and fourth quarters of 2014 fiscal year with fee grace periods extending into fiscal year 2015 under sales incentives, as well as approximately $1,716,000 of net rent expense during the year ended June 30, 2015 related to the Sale Leaseback transactions, which is approximately $535,000 higher than the depreciation the Company would have recorded on the ePorts during the same period had the Sale Leaseback transactions not occurred. Also contributing to the decrease of license and transaction fee margins was a charge of approximately $410,000 connection with a customer billing dispute.

The decrease in equipment revenue margins is attributable to sales under the QuickStart program, which has generally lower margins than what is recognized under a rental, or JumpStart. In addition, there were approximately $878,000 less in activation fees recorded during fiscal 2015 versus fiscal 2014, which are a higher margin revenue source, and to date have not been part of the QuickStart program.

The $166,000 increase in equipment sales GP includes one-time recoveries of $747,000 and $152,000 in the years ended June 30, 2015 and 2014, respectively. The $747,000 relates to recoveries arising from a customer agreement; and, the $152,000 was a reversal of a prior charge for equipment rebates. Excluding these one-time items, equipment sales GP decreased $429,000 from the prior year, which was mostly attributable to having $878,000 less GP from ePort activation fees, which are a higher margin revenue source and which to date are not part of the QuickStart Program and $215,000 less GP related to fewer energy miser offset by a higher dollar volume of gross profit from the large increase in equipment revenue dollars as compared to a year ago.

Selling, general and administrative (“SG&A”) expenses of $16,451,255 for the fiscal year ended June 30, 2015, increased by $2,415,239 or 17%, from the prior fiscal year. Approximately $1,130,000, or 47% of the increase, were non-cash expenses. The overall increase in SG&A is attributable to increases of approximately $1,100,000 in bad debt estimates, $588,000 in employee and director compensation and benefits expenses, $552,000 in consulting and professional services, and by a net increase of $175,000 for various other expenses.

Other income and expense for the year ended June 30, 2015, primarily consisted of a $393,144 non-cash charge for the change in the fair value of the Company’s warrant liabilities. The primary factor affecting the change in fair value is the increase in the Black-Scholes value of the warrants from June 30, 2014 to June 30, 2015, which factored in the increase in the Company’s stock price as well as a decrease in its volatility used for this calculation during that period.

The fiscal year ended June 30, 2015 resulted in net loss of $1,089,482 compared to net income of $27,530,652 for the fiscal year ended June 30, 2014. Included in net income for the fiscal year ended June 30, 2014 is a benefit from a reduction in income tax valuation allowances of $26,713,897. After preferred dividends of $664,452 for each fiscal year, net (loss)/income applicable to common shareholders was $(1,753,934) and $26,866,200 for the fiscal years ended 2015 and 2014, respectively. For the fiscal year ended June 30, 2015, net loss per common share (basic and diluted) were $0.05, compared to net earnings per common share (basic and diluted) of $0.78.

Non-GAAP net loss was $470,262 for the year ended June 30, 2015, compared to non-GAAP net income of $188,804 for the year ended June 30, 2014. Management believes that non-GAAP net income is an important measure of USAT’s business. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that non-GAAP financial measures serve as useful metrics for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP (United States’ Generally Accepted Accounting Principles) financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance.

A reconciliation of net income to Non-GAAP net income for the years ended June 30, 2015 and 2014 is as follows:

	Year ended June 30,
	2015	2014 (1)
Net income (loss)	$(1,089,482)	$27,530,652
Non-GAAP adjustments:
Non-cash portion of income tax provision (benefit)	226,076	(27,276,419)
Fair value of warrant adjustment	393,144	(65,429)
Non-GAAP net income (loss)	$(470,262)	$188,804

Net income (loss)	$(1,089,482)	$27,530,652
Cumulative preferred dividends	(664,452)	(664,452)
Net income (loss) applicable to common shares	$(1,753,934)	$26,866,200

Non-GAAP net income (loss)	$(470,262)	$188,804
Cumulative preferred dividends	(664,452)	(664,452)
Non-GAAP net loss applicable to common shares	$(1,134,714)	$(475,648)

Net earnings (loss) per common share - basic and diluted	$(0.05)	$0.78
Non-GAAP net loss per common share - basic and diluted	$(0.03)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	35,663,386	34,613,497

(1)	Net income for the year ended June 30, 2014 includes an income tax benefit of $27,255,398 for the reduction on tax valuation allowances.

As used herein, non-GAAP net income (loss) represents GAAP net income (loss) excluding costs or benefits relating to any adjustment for fair value of warrant liabilities and non-cash portions of the Company’s income tax benefit (provision). Non-GAAP net earnings (loss) per common share - diluted is calculated by dividing non-GAAP net income (loss) applicable to common shares by the number of diluted weighted average shares outstanding.

For the fiscal year ended June 30, 2015, the Company had Adjusted EBITDA of $6,258,993. Reconciliation of net income (loss) to Adjusted EBITDA for the years ended June 30, 2015 and 2014 is as follows:

	Year ended June 30,
	2015	2014
Net income (loss)	$(1,089,482)	$27,530,652

Less interest income	(82,695)	(30,337)

Plus interest expense	301,767	256,844

Plus income tax expense (benefit)	289,141	(27,255,398)

Plus depreciation expense	5,731,356	5,463,985

Plus amortization expense	-	21,953

Plus change in fair value of warrant liabilities	393,144	(65,429)

Plus stock-based compensation	715,762	529,041

Adjusted EBITDA	$6,258,993	$6,451,311

As used herein, Adjusted EBITDA represents net income (loss) before interest income, interest expense, income taxes, depreciation, amortization, change in fair value of warrant liabilities and stock-based compensation expense. We have excluded the non-operating item, change in fair value of warrant liabilities, because it represents a non-cash gain or charge that is not related to the Company’s operations. We have excluded the non-cash expense, stock-based compensation, as it does not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, and because it is less susceptible to variances in actual performance resulting from depreciation and amortization and non-cash charges for changes in fair value of warrant liabilities and stock-based compensation expense.

FISCAL YEAR ENDED JUNE 30, 2014 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2013

Results for the fiscal year ended June 30, 2014 continued to demonstrate growth and improvements in the Company’s operations as compared to the fiscal year ended June 30, 2013. Highlights of year over year improvements include:

•	$27.3 million of deferred tax assets recognized;
•	Total revenue up 18% to $42.3 million;
•	Recurring license and transaction fee revenue up 19% to $35.6 million; and
•	Total connections to its ePort Connect service base as of June 30, 2014 up 24% as compared to June 30, 2013.

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

A reconciliation of net income to Non-GAAP net income for the years ended June 30, 2014 and 2013 is as follows:

	Year ended June 30,
	2014 (1)	2013
Net income	$27,530,652	$854,123
Non-GAAP adjustments:
Proxy related costs (SG&A)	-	328,000
Non-cash portion of income tax provision/benefit	(27,276,419)	27,646
Fair value of warrant adjustment	(65,429)	(267,928)
Non-GAAP net income	$188,804	$941,841

Net income	$27,530,652	$854,123
Cumulative preferred dividends	(664,452)	(664,452)
Net income applicable to common shares	$26,866,200	$189,671

Non-GAAP net income	$188,804	$941,841
Cumulative preferred dividends	(664,452)	(664,452)
Non-GAAP net income (loss) applicable to common shares	$(475,648)	$277,389

Net earnings per common share - basic	$0.78	$0.01
Non-GAAP net earnings (loss) per common share - basic	$-	$0.01

Basic weighted average number of common shares outstanding	34,613,497	32,787,673

Net earnings per common share - diluted	$0.78	$0.01
Non-GAAP net earnings (loss) per common share - diluted	$-	$0.01

Diluted weighted average number of common shares outstanding	34,613,497	33,613,346

(1)	Net income for the year ended June 30, 2014 includes an income tax benefit of $27,255,398 for the reduction on tax valuation allowances.

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

As used herein, Adjusted EBITDA represents net income before interest income, interest expense, income taxes, depreciation, amortization, change in fair value of warrant liabilities and stock-based compensation expense. We have excluded the non-operating item, change in fair value of warrant liabilities, because it represents a non-cash charge or gai n that is not related to the Company’s operations. We have excluded the non-cash expense, stock-based compensation, as it does not reflect the cash-based operations of the Company. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, and because it is less susceptible to variances in actual performance resulting from depreciation and amortization and non-cash charges for changes in fair value of warrant liabilities and stock-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2015, net cash used by operating activities was $1,697,742 as a result of a net loss of $1,089,482, offset by non-cash operating activities net benefit of $7,251,674, and net cash used by the change in operating assets and liabilities of $7,859,934. Of the $7,251,674 of non-cash activities, the most significant during fiscal year 2015 was $5,731,356 depreciation expense, of which, $5,119,674 related to depreciation on JumpStart equipment allocated to cost of services. In addition to depreciation expense, other non-cash charges included $715,762 related to the vesting of equity-based compensation for employees and directors, $1,099,528 of bad debt expense, $393,144 expense due to the change in the fair value of warrant liabilities and $395,038 of deferred income taxes. These non-cash charges were offset by an $833,619 non-cash gain from sale-leaseback transactions. The $7,859,934 cash used in the change in the Company’s operating assets and liabilities was the result of increases in finance receivables of $4,113,898 related to the QuickStart program, accounts receivable of $2,517,493, predominately related to sales of hardware sold with credit terms, $1,930,857 in inventory; these uses of cash were partially offset by an increase of $918,761 in accounts payable.

During the fiscal year the Company reintroduced QuickStart, a program whereby our customers are able to purchase our ePort hardware via a five-year, non-cancellable lease. From its introduction in September 2014 and through approximately mid-March 2015, the Company was entering into these leases directly with its customers. Under this scenario, the Company recorded a long-term and short-term receivable for the five-year leases. The $4,113,898 increase in finance receivables is directly due to leases the Company entered into directly with its customers. In the third and fourth quarters of fiscal 2015, the Company signed vendor agreements with two leasing companies, whereby our customers would enter into leases directly with the leasing companies. Under this scenario, the Company invoiced the leasing company for the equipment leased by our customer, and recorded as an accounts receivable. Unlike its finance receivables, which the cash would be collected over a five-year period, the accounts receivable due from the leasing company is typically collected within 30 days. Since entering into the vendor agreements, and through June 30, 2015, the majority of QuickStart sales consummated were with the customer entering into the lease directly with the leasing company, which contributed to the $2,517,493 increase in accounts receivable, whereby amounts due from the leasing companies had not yet been collected by June 30, 2015.

There has been a shift by our customers from acquiring our product via JumpStart, which accounted for 60% of our gross connections in fiscal year 2014, and was just 4% in our 2015 fourth quarter, to QuickStart or a straight purchase, which accounted for 89% of our gross connections in fiscal year 2015 and was approximately 54% of gross connections for our fiscal 2015 fourth quarter. This is further illustrated in our cash flow statement whereby the cash used for the purchase of property for rental program reduced from $10,883,473 in fiscal 2014 to just $1,641,993 in fiscal 2015. This shift, as well as our ability to increase the cash collection under QuickStart sales, by utilizing leasing companies (as described above) if available, significantly improves cash flows from operating activities. We believe we will continue to be able to utilize third party leasing companies in our QuickStart program, and therefore do not expect finance receivables to increase in the future. The exception being, for any customer unable to secure third party leasing for which the Company may decide to enter in a lease directly with the customer or if we are unable to procure satisfactory and/or sufficient third party leasing arrangements.

During the year ended June 30, 2015, $3,353,491 of cash was provided by investing activities of which $4,993,879 was received from the sale of rental equipment under sale-leaseback transactions, which were offset by cash used of $1,641,993 related to the purchase of equipment for the JumpStart program.

Net cash provided by financing activities was $645,904 predominately from $2,056,724 of proceeds received by selling finance receivables with recourse and/or the rights to the cash flows from the finance receivables to a third party leasing company, offset by the repayment of $1,000,000 on the Line of Credit and $358,582 of debt.

Adjusted EBITDA for the year ended June 30, 2015 was $6,258,993 compared to $6,451,311 for the prior fiscal year. The Company reports Adjusted EBITDA to reflect the liquidity of operations and a measure of operational cash flow. Adjusted EBITDA excludes significant non-cash charges such as depreciation, fair value warrant liability changes, stock-based compensation from net income and changes to the Company’s valuation allowances for taxes. We believe that, provided there are no unusual or unanticipated material non-operational expenses, achieving positive Adjusted EBITDA is sustainable, and will continue to increase, as our connection base increases.

As a result of the continued growth in connections to our ePort Connect service that has resulted in strong growth in recurring revenue from license and transaction fees and the improvement in GP dollars, as well as the significant reduction in cash used for JumpStart, and the utilization of third party leasing companies in our QuickStart program, the Company generated positive free cash flow (defined as net cash provided by operating activities less cash used for the purchase of rental equipment/JumpStart) for its third and fourth quarters in fiscal year 2015. Free cash flow for the fourth quarter was $2,681,155, and the Company believes it will continue to generate positive free cash flow for the 2016 fiscal year, assuming QuickStart remains a significant component of connections, and third party leasing companies continue to enter into leases directly with our customers.

The Company has three sources of cash available to fund and grow the business as of June 30, 2015: (1) cash and cash equivalents on hand of approximately $11 million; (2) the anticipated cash provided by operating activities from our QuickStart program; and (3) $3 million available under the line of credit with a commercial bank, provided we continue to satisfy the various covenants set forth in the loan agreement. The line of credit matures on August 17, 2017. In addition, the Company believes the capital markets, debt and equity, would be available to provide additional sources of cash, if required.

Therefore, the Company believes its existing cash and cash equivalents and available cash resources as of June 30, 2015, would provide sufficient funds through at least July 1, 2016 in order to meet its cash requirements, including payment of its accrued expenses and payables, any cash resources to be utilized for the JumpStart program, other anticipated capital expenditures, and the repayment of long-term debt.

CONTRACTUAL OBLIGATIONS

As of June 30, 2015, the Company had certain contractual obligations due over a period of time as summarized in the following table:

	Payments due by period
		Less Than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$2,483,072	$519,472	$1,572,269	$391,330	$-
Capital Lease Obligations	382,666	157,304	225,362	-	-
Operating Lease Obligations, other	362,737	361,927	810	-	-
Operating Lease Obligations under Sale Leaseback	5,420,041	2,641,155	2,778,886	-	-
Total	$8,648,516	$3,679,859	$4,577,328	$391,330	$-

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s exposure to market risks for interest rate changes is not significant. Interest rates on its long-term debt are generally fixed. The Company has no exposure to market risks related to Available-for-sale securities. Market risks related to fluctuations of foreign currencies are not significant and the Company has no derivative instruments.

Item 8. Financial Statements and Supplementary Data.

USA TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

USA Technologies, Inc.

We have audited the accompanying consolidated balance sheets of USA Technologies, Inc. and subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2015. Our audits also included the financial statement schedule of USA Technologies, Inc. listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of USA Technologies, Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey LLP

New York, NY
September 30, 2015

USA Technologies, Inc.

Consolidated Balance Sheets

	June 30,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$11,373,973	$9,072,320
Accounts receivable, less allowance for uncollectible accounts of $494,000 and $63,000, respectively	4,671,544	2,683,579
Finance receivables	941,150	119,793
Inventory	4,216,396	1,486,777
Prepaid expenses and other current assets	574,479	363,367
Deferred income taxes	1,257,796	907,691
Total current assets	23,035,338	14,633,527
Finance receivables, less current portion	3,697,513	352,794
Other assets	350,041	190,703
Property and equipment, net	12,868,808	21,138,580
Deferred income taxes	25,788,187	26,353,330
Intangibles, net	432,100	432,100
Goodwill	7,663,208	7,663,208

Total assets	$73,835,195	$70,764,242
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$9,242,672	$7,753,911
Accrued expenses	2,107,530	1,915,799
Line of credit	4,000,000	5,000,000
Current obligations under long-term debt	477,522	172,911
Income taxes payable	54,086	21,021
Deferred gain from sale-leaseback transactions	860,391	380,895
Total current liabilities	16,742,201	15,244,537

Long-term liabilities:
Long-term debt, less current portion	1,854,424	249,865
Accrued expenses, less current portion	49,160	186,174
Warrant liabilities	978,353	585,209
Deferred gain from sale-leaseback transactions, less current portion	900,348	761,790
Total long-term liabilities	3,782,285	1,783,038
Total liabilities	20,524,486	17,027,575
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000 Series A convertible preferred- Authorized shares- 900,000 Issued and outstanding shares- 442,968 (liquidation preference of $17,354,908 and $16,690,456, respectively)	3,138,056	3,138,056
Common stock, no par value: Authorized shares- 640,000,000 Issued and outstanding shares- 35,747,242 and 35,514,685, respectively	224,873,721	224,210,197
Accumulated deficit	(174,701,068)	(173,611,586)

Total shareholders’ equity	53,310,709	53,736,667

Total liabilities and shareholders’ equity	$73,835,195	$70,764,242

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Operations

	Year ended June 30,
	2015	2014	2013

Revenues:
License and transaction fees	$43,633,462	$35,638,121	$30,044,429
Equipment sales	14,444,012	6,706,843	5,895,815
Total revenues	58,077,474	42,344,964	35,940,244

Costs:
Cost of services	29,429,385	23,018,001	18,219,945
Cost of equipment	11,825,455	4,254,127	3,623,686
Total costs	41,254,840	27,272,128	21,843,631
Gross profit	16,822,634	15,072,836	14,096,613

Operating expenses:
Selling, general and administrative	16,451,255	14,036,016	12,068,566
Depreciation and amortization	611,682	600,488	1,314,122
Total operating expenses	17,062,937	14,636,504	13,382,688
Operating income (loss)	(240,303)	436,332	713,925

Other income (expense):
Interest income	82,695	30,337	57,121
Other income	52,178	-	-
Interest expense	(301,767)	(256,844)	(157,205)
Change in fair value of warrant liabilities	(393,144)	65,429	267,928
Total other income (expense), net	(560,038)	(161,078)	167,844

Income (loss) before benefit (provision) for income taxes	(800,341)	275,254	881,769
Benefit (provision) for income taxes	(289,141)	27,255,398	(27,646)

Net income (loss)	(1,089,482)	27,530,652	854,123
Cumulative preferred dividends	(664,452)	(664,452)	(664,452)
Net income (loss) applicable to common shares	$(1,753,934)	$26,866,200	$189,671
Net earnings (loss) per common share - basic	$(0.05)	$0.78	$0.01

Basic weighted average number of common shares outstanding	35,663,386	34,613,497	32,787,673
Net earnings (loss) per common share - diluted	$(0.05)	$0.78	$0.01
Diluted weighted average number of common shares outstanding	35,663,386	34,613,497	33,613,346

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Shareholders’ Equity

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total
Balance, June 30, 2012	442,968	$3,138,056	32,510,069	$220,513,327	$(201,996,361)	$21,655,022

Exercise of warrants	-	-	399,597	432,229	-	432,229
Warrants issued in conjunction with Line of Credit Amendment	-	-	-	55,962	-	55,962
Stock based compensation
2010 Stock Incentive Plan	-	-	62,942	68,723	-	68,723
2011 Stock Incentive Plan	-	-	96,665	157,645	-	157,645
2012 Stock Incentive Plan	-	-	279,806	276,539	-	276,539
Retirement of common stock	-	-	(64,847)	(121,052)	-	(121,052)
Net income	-	-	-	-	854,123	854,123

Balance, June 30, 2013	442,968	3,138,056	33,284,232	221,383,373	(201,142,238)	23,379,191

Exercise of warrants	-	-	2,090,226	2,361,956	-	2,361,956
Stock based compensation
2010 Stock Incentive Plan	-	-	6,668	6,024	-	6,024
2011 Stock Incentive Plan	-	-	51,667	17,366	-	17,366
2012 Stock Incentive Plan	-	-	-	278,471	-	278,471
2013 Stock Incentive Plan	-	-	131,203	227,180	-	227,180
Retirement of common stock	-	-	(49,311)	(89,020)	-	(89,020)
Excess tax benefits from stock-based compensation	-	-	-	24,847	-	24,847
Net income	-	-	-	-	27,530,652	27,530,652

Balance, June 30, 2014	442,968	$3,138,056	35,514,685	$224,210,197	$(173,611,586)	$53,736,667

Stock based compensation
2011 Stock Incentive Plan	-	-	10,002	604	-	604
2012 Stock Incentive Plan	-	-	88,991	51,941	-	51,941
2013 Stock Incentive Plan	-	-	165,463	292,782	-	292,782
2014 Stock Option Incentive Plan	-	-	-	370,435	-	370,435
Retirement of common stock	-	-	(31,899)	(61,987)	-	(61,987)
Excess tax benefits from stock-based compensation	-	-	-	9,749	-	9,749
Net loss	-	-	-	-	(1,089,482)	(1,089,482)

Balance, June 30, 2015	442,968	$3,138,056	35,747,242	$224,873,721	$(174,701,068)	$53,310,709

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Cash Flows

	Year ended June 30,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$(1,089,482)	$27,530,652	$854,123
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	715,762	529,041	502,907
(Gain) Loss on disposal of property and equipment	(17,357)	4,245	(20,343)
Non-cash interest and amortization of debt discount	-	2,095	53,867
Bad debt expense	1,099,528	134,176	68,615
Depreciation	5,731,356	5,463,985	3,837,174
Amortization	-	21,953	742,400
Change in fair value of warrant liabilities	393,144	(65,429)	(267,928)
Deferred income taxes, net	215,038	(27,301,266)	27,646
Gain on sale of finance receivables	(52,178)	-	-
Recognition of deferred gain from sale-leaseback transactions	(833,619)	(9,522)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,517,493)	(157,071)	(247,358)
Finance receivables	(4,113,898)	52,531	17,729
Inventory	(1,930,857)	370,104	716,470
Prepaid expenses and other current assets	(304,229)	(190,783)	503,937
Accounts payable	918,761	412,664	1,164,804
Accrued expenses	54,717	267,004	(1,915,091)
Income taxes payable	33,065	21,021	-

Net cash provided by (used in) operating activities	(1,697,742)	7,085,400	6,038,952

INVESTING ACTIVITIES:
Purchase of property and equipment	(60,309)	(111,121)	(107,351)
Purchase of property for rental program	(1,641,993)	(10,883,473)	(9,092,394)
Proceeds from sale of rental equipment under sale-leaseback transactions	4,993,879	2,995,095	-
Proceeds from sale of property and equipment	61,914	82,047	18,908

Net cash provided by (used in) investing activities	3,353,491	(7,917,452)	(9,180,837)

FINANCING ACTIVITIES:
Net proceeds (payments) from the issuance (retirement) of common stock and exercise of common stock warrants	(61,987)	2,272,936	311,177
Excess tax benefits from share-based compensation	9,749	24,847	-
Proceeds (payments) from line of credit	(1,000,000)	2,000,000	3,000,000
Repayment of long-term debt	(358,582)	(374,411)	(614,937)
Proceeds from long-term debt	2,056,724	-	-

Net cash provided by financing activities	645,904	3,923,372	2,696,240

Net increase (decrease) in cash and cash equivalents	2,301,653	3,091,320	(445,645)
Cash and cash equivalents at beginning of year	9,072,320	5,981,000	6,426,645
Cash at end of year	$11,373,973	$9,072,320	$5,981,000

Supplemental disclosures of cash flow information:
Interest paid in cash	$305,566	$259,820	$118,934
Depreciation expense allocated to cost of services	$5,119,674	$4,880,529	$3,265,452
Reclass of rental program property to inventory, net	$674,280	$33,266	$28,337
Prepaid items financed with debt	$103,125	$101,850	$133,588
Prepaid interest from issuance of warrants for debt costs	$-	$-	$55,962
Equipment and software acquired under capital lease	$107,903	$325,431	$124,917
Disposal of property and equipment	$842,204	$709,638	$98,928
Disposal of property and equipment under sale-leaseback transactions	$3,873,275	$1,918,920	$-

See accompanying notes.

USA Technologies, Inc.

Notes to Consolidated Financial Statements

1. BUSINESS

USA Technologies, Inc. (the “Company”, “We”, “USAT”, or “Our”) was incorporated in the Commonwealth of Pennsylvania in January 1992. We are a provider of technology-enabled solutions and value-added services that facilitate electronic payment transactions primarily within the unattended Point of Sale (“POS”) market. We are a leading provider in the small ticket, beverage and food vending industry and are expanding our solutions and services to other unattended market segments, such as amusement, commercial laundry, kiosk and others. Since our founding, we have designed and marketed systems and solutions that facilitate electronic payment options, as well as telemetry and machine-to-machine (“M2M”) services, which include the ability to remotely monitor, control, and report on the results of distributed assets containing our electronic payment solutions. Historically, these distributed assets have relied on cash for payment in the form of coins or bills, whereas, our systems allow them to accept cashless payments such as through the use of credit or debit cards or other emerging contactless forms, such as mobile payment.

2. ACCOUNTING POLICIES

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

ACCOUNTS RECEIVABLE

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts for accounts receivable and finance receivables based on historical bad debts, factors related to specific customers’ ability to pay and current economic trends. The Company writes off accounts receivable against the allowance when management determines the balance is uncollectible and the Company ceases collection efforts. Management believes that the allowance recorded is adequate to provide for its estimated credit losses.

FINANCE RECEIVABLES

The Company offers extended payment terms to certain customers for equipment sales under its Quick Start Program. In accordance with the Financial Accounting Standards Board Accounting Standards Codification® (“ASC”) Topic 840, “Leases”, agreements under the Quick Start Program qualify for sales-type lease accounting. Accordingly, the future minimum lease payments are classified as finance receivables in the Company’s consolidated balance sheets. Finance receivables or Quick Start leases are generally for a sixty month term. Finance receivables are carried at their contractual amount and charged off against the allowance for credit losses when management determines that recovery is unlikely and the Company ceases collection efforts. The Company recognizes a portion of the note or lease payments as interest income in the accompanying consolidated financial statements based on the effective interest rate method.

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

INTANGIBLE ASSETS

The company’s intangible assets include goodwill, trademarks and patents.

Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with ASC 350, “Intangibles – Goodwill and Other”. Under ASC 350, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill during the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

USA Technologies, Inc.

Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

The Company trademarks with an indefinite economic life are not being amortized. The trademarks, not subject to amortization, are related to the miser asset group and consist of the following trademarks: 1) VendingMiser, 2) CoolerMiser, 3) PlugMiser and 4) SnackMiser. The Company tests indefinite-life intangible assets for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a relief from royalty analysis to complete the first step in this process. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date for its indefinite-lived intangible assets. The Company has concluded there has been no impairment of trademarks during the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

Patents and trademarks, with an estimated economic life, are carried at cost less accumulated amortization, which is calculated on a straight-line basis over their estimated economic life. Intangible assets with an estimated economic life were fully amortized as of June 30, 2014.

LONG LIVED ASSETS

In accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its definite lived long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value. In the period when the plan of sale criteria of ASC 360 are met, definite lived long-lived assets are reported as held for sale, depreciation and amortization cease, and the assets are reported at the lower of carrying value or fair value less costs to sell. The Company has concluded that the carrying amount of definite lived long-lived assets is recoverable as of June 30, 2015 and June 30, 2014.

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

The Company’s financial assets and liabilities are accounted for in accordance with ASC 820 “Fair Value Measurement.” Under ASC 820 the Company uses inputs from the three levels of the fair value hierarchy to measure its financial assets and liabilities. The three levels are as follows:

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

The Company’s financial instruments, principally accounts receivable, short-term finance receivables, prepaid expenses and other assets, accounts payable and accrued expenses, are carried at cost which approximates fair value due to the short-term maturity of these instruments. The fair value of the Company’s obligations under its long-term debt credit agreements and the long-term portion of its finance receivables approximates their carrying value as such instruments are at market rates currently available to the Company.

CONCENTRATION OF RISKS

Financial instruments that subject the Company to a concentration of credit risk consist principally of cash and accounts and finance receivables. The Company maintains cash with various financial institutions where accounts may exceed federally insured limits at times. Approximately 35% and 22% of the Company’s trade accounts and finance receivables at June 30, 2015 and 2014, respectively, were concentrated with one customer.

Concentration of revenues with customers subject the Company to operating risks. Approximately 21%, 26% and 26% of the Company’s license and transaction processing revenues for the years ended June 30, 2015, 2014 and 2013, respectively, were concentrated with one customer. Additionally for the year ended June 30, 2013, approximately 11% of the license and transaction processing fees were with another customer. There was a 17% concentration of equipment sales revenue with one customer for the year ended June 30, 2015 with no concentrations for the years ended June 30, 2014 and 2013. The Company’s customers are principally located in the United States.

REVENUE RECOGNITION

Revenue from the sale or QuickStart lease of equipment is recognized on the terms of freight-on-board shipping point. Activation fee revenue, if applicable, is recognized when the Company’s cashless payment device is initially activated for use on the Company network. Transaction processing revenue is recognized upon the usage of the Company’s cashless payment and control network. License fees for access to the Company’s devices and network services are recognized on a monthly basis. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. The Company estimates an allowance for product returns at the date of sale and license and transaction fee refunds on a monthly basis.

ePort hardware is available to customers under the QuickStart program pursuant to which the customer would enter into a five-year non-cancelable lease with either the Company or a third-party leasing company for the devices. At the end of the lease period, the customer would have the option to purchase the device for a nominal fee.

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

USA Technologies, Inc.

Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

WARRANTY COSTS

The Company generally warrants its products for one to three years. Warranty costs are estimated and recorded at the time of sale based on historical warranty experience, if available. These costs are reviewed and adjusted, if necessary, periodically throughout the year.

SHIPPING AND HANDLING

Shipping and handling fees billed to our customers in connection with sales are recorded as revenue. The costs incurred for shipping and handling of our product are recorded as cost of equipment.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed as incurred. Research and development expenses, which are included in selling, general and administrative expenses in the Consolidated Statements of Operations, were approximately $1,457,000, $1,018,000 and $901,000, for the years ended June 30, 2015, 2014, and 2013, respectively. Our research and development initiatives focus on adding features and functionality to our system solutions through the development and utilization of our processing and reporting network and new technology.

ACCOUNTING FOR EQUITY AWARDS

In accordance with ASC 718 the cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award and allocated over the requisite service period of the award.

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

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest or penalties related to uncertain tax positions were accrued or incurred during the years ended June 30, 2015, 2014, and 2013.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. The tax years ended June 30, 2012 through June 30, 2015 remain open to examination by taxing jurisdictions to which the Company is subject. As of June 30, 2015, the Company did not have any income tax examinations in process.

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share are calculated by dividing net income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) applicable to common shares by the weighted average common shares outstanding for the period plus the dilutive effects of common stock equivalents unless the effects of such common stock equivalents is anti-dilutive. For the years ended June 30, 2015 and 2014 no effect for common stock equivalents was considered in the calculation of diluted earnings (loss) per share because their effect was anti-dilutive. For the year ended June 30, 2013 the dilutive effect for 825,673 shares of common stock equivalents was considered in the calculation of diluted earnings (loss) per share.

COMPREHENSIVE INCOME

ASC 220, “Comprehensive Income”, prescribes the reporting required for comprehensive income and items of other comprehensive income. Entities having no items of other comprehensive income are not required to report on comprehensive income. The Company has no items of other comprehensive income for its years ended June 30, 2015, 2014 or 2013.

RECENT ACCOUNTING PRONOUCEMENTS

The Company is evaluating whether the effects of the following recent accounting pronouncements or any other recently issued, but not yet effective accounting standards, will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606). This pronouncement will be effective for the Company beginning with the year ending June 30, 2019.

In June 2014, the Financial Accounting Standards Board issued ASU 2014-12 Compensation- Stock Compensation (Topic 718); Accounting for share-based payments when the terms of the award provide that a performance target could be achieved after the requisite service period. This pronouncement will be effective for the Company beginning with the year ending June 30, 2017.

In August 2014, the Financial Accounting Standards Board issued ASU 2014-15 Presentation of Financial Statements- Going Concern (Subtopic 205-40): Disclosure of uncertainties about an entity’s ability to continue as a going concern. This pronouncement will be effective for the Company beginning with the year ending June 30, 2018.

In April 2015, the Financial Accounting Standards Board issued ASU 2015-03 Interest- Imputation of Interest (Subtopic 835-30): Simplifying the presentation of debt issuance costs. This pronouncement will be effective for the Company beginning with the year ending June 30, 2017.

In July 2015, the Financial Accounting Standards Board issued ASU 2015-11 Inventory (Topic 330): Simplifying the measurement of inventory. This pronouncement will be effective for the Company beginning with the year ending June 30, 2018.

RECLASSIFICATION

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

USA Technologies, Inc.

Notes to Consolidated Financial Statements

3. FINANCE RECEIVABLES

Finance Receivables consist of the following:

	June 30,	June 30,
	2015	2014

Total finance receivables	$4,638,663	$472,587
Less current portion	941,150	119,793
Non-current portion of finance receivables	$3,697,513	$352,794

As of June 30, 2015 and 2014, there was no allowance for credit losses of finance receivables.

Credit quality indicators consist of the following:

Credit risk profile based on payment activity:
	June 30, 2015	June 30, 2014

Performing	$4,618,458	$472,587
Nonperforming	20,205	-
Total	$4,638,663	$472,587

Age Analysis of Past Due Finance Receivables
As of June 30,

	31 – 60	61 – 90	Greater than			Total
	Days Past Due	Days Past Due	90 Days Past Due	Total Past Due	Current	Finance Receivables

QuickStart Leases - 2015	$-	$15,574	$4,630	$20,205	$4,618,458	$4,638,663

QuickStart Leases - 2014	$-	$909	$378	$1,287	$471,300	$472,587

4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

	Useful	June 30, 2015
	Lives	Cost	Accumulated Depreciation	Net
Computer equipment and purchased software	3-7 years	$4,669,485	$(4,016,635)	$652,850
Property and equipment used for rental program	5 years	26,469,057	(14,475,816)	$11,993,241
Furniture and equipment	3-7 years	723,047	(571,933)	$151,114
Leasehold improvements	Lesser of life or lease term	575,343	(503,740)	$71,603
		$32,436,932	$(19,568,124)	$12,868,808

	Useful	June 30, 2014
	Lives	Cost	Accumulated Depreciation	Net
Computer equipment and purchased software	3-7 years	$4,581,001	$(3,612,551)	$968,450
Property and equipment used for rental program	5 years	30,348,918	(10,524,701)	$19,824,217
Furniture and equipment	3-7 years	681,717	(498,995)	$182,722
Leasehold improvements	Lesser of life or lease term	575,343	(412,152)	$163,191
		$36,186,979	$(15,048,399)	$21,138,580

		2015	2014	2013
Depreciation expense		$5,694,452	$5,459,064	$3,837,174

Assets under capital leases totaled approximately $2,139,000 and $2,031,000 as of June 30, 2015 and 2014, respectively. Capital lease amortization of approximately $349,000, $305,000 and $265,000, is included in depreciation expense for the years ended June 30, 2015, 2014, and 2013, respectively.

USA Technologies, Inc.

Notes to Consolidated Financial Statements

5. INTANGIBLE ASSETS

Amortization expense relating to all acquired intangible assets was approximately $0, $22,000 and $742,000 during each of the years ended June 30, 2015, 2014, and 2013, respectively. Intangible asset balances consisted of the following:

	Beginning	Year ended June 30, 2015		Ending
	Balance	Additions/		Balance	Amortization
	July 1, 2014	Adjustments	Amortization	June 30, 2015	Period
Intangible assets:

Goodwill	$7,663,208	$-	$-	$7,663,208	Indefinite
Trademarks - Indefinite	432,100	-	-	432,100	Indefinite
Trademarks - Amortizable	-	-	-	-	10 years
Patents	-	-	-	-	10 years
Total	$8,095,308	$-	$-	$8,095,308

	Beginning	Year ended June 30, 2014		Ending
	Balance	Additions/		Balance	Amortization
	July 1, 2013	Adjustments	Amortization	June 30, 2014	Period
Intangible assets:

Goodwill	$7,663,208	$-	$-	$7,663,208	Indefinite
Trademarks - Indefinite	432,100	-	-	432,100	Indefinite
Trademarks - Amortizable	21,953	-	(21,953)	-	10 years
Patents	-	-	-	-	10 years
Total	$8,117,261	$-	$(21,953)	$8,095,308

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	June 30,
	2015	2014

Accrued compensation and related sales commissions	$672,628	$545,110
Accrued professional fees	301,150	214,615
Accrued taxes and filing fees	505,300	640,958
Advanced customer billings	390,023	370,040
Accrued rent	74,601	155,712
Accrued other	212,988	175,538
	2,156,690	2,101,973
Less current portion	(2,107,530)	(1,915,799)
	$49,160	$186,174

USA Technologies, Inc.

Notes to Consolidated Financial Statements

7. LINE OF CREDIT

On July 10, 2012, the Company entered into a Loan and Security Agreement and other ancillary documents (the “Loan Agreement”) with a commercial bank (the “Bank”), which, as amended, provides for a secured line of credit of up to $7 million, secured by substantially all of the Company’s assets, until August 17, 2017. The outstanding balance of the amounts advanced under the line of credit will bear interest at 2% above the prime rate as published in The Wall Street Journal or 5% whichever is higher.

The Loan Agreement contains customary affirmative and negative covenants, including achieving a minimum Adjusted EBITDA and minimum liquidity, and customary events of default. During the period of the Line of Credit, the Company has obtained waivers from the Bank for failure to satisfy certain covenants. As of June 30, 2015, the Company was in violation a covenant of the Loan Agreement which was subsequently waived by the Bank on July 31, 2015.

In connection with the Bank extending the Line of Credit, in January 2013, the Company issued to the Bank warrants to purchase up to 45,000 shares of common stock of the Company at any time prior to December 31, 2017 at an exercise price of $2.10 per share. The fair value of the warrants of $55,962 was amortized as interest expense in the years ended June 30, 2014 and 2013 of $2,095 and $53,867, respectively.

	As of or Twelve Months Ended
	June 30,
	2015	2014
Balance at period-end	$4,000,000	$5,000,000
Maximum amount outstanding at any month end	$5,000,000	$5,000,000
Average balance outstanding during the period	$4,077,000	$4,154,000
Weighted-average interest rate:
As of the period-end	5.25%	5.25%
Paid during the period	5.25%	5.25%

Interest expense on the line of credit was approximately $211,000, $221,000 and $84,000 during each of the years ended June 30, 2015, 2014 and 2013, respectively.

8. LONG-TERM DEBT

CAPITAL LEASES

The company periodically enters into capital lease obligations to finance certain office and network equipment for use in its daily operations. During the 12 month periods ended June 30, 2015, 2014, and 2013, the company entered into capital lease obligations of $108,000, $325,000 and $108,000, respectively. The interest rates on these obligations range from 4.89% to 13.88%. The value of the acquired equipment is included in property and equipment and depreciated accordingly.

The balances of the capital lease obligations as of June 30, 2015 and 2014 and the related future obligations are shown in the table below.

OTHER LOAN AGREEMENTS

The company periodically enters into other loan agreements to finance the purchase of various assets as needed, including computer equipment, insurance premiums, network equipment and software for use in its daily operations. During the twelve-month periods ended June 30, 2015, 2014 and 2013, the company entered into capital lease obligations of $108,000, $325,000, and $108,000, respectively. The interest rates on these obligations range from approximately 4.9% to 13.9%. The value of these financed assets acquired is included in property and equipment or other assets and depreciated accordingly.

The balances of the other loan agreements as of June 30, 2015 and 2014 and the related future obligations is shown in the table below.

ASSIGNMENT OF QUICKSTART LEASES

In February 2015 and May 2015, the Company assigned its interest in certain finance receivables (various 60 month QuickStart leases) to a third party finance company in exchange for cash and the assumption of financing obligations in the aggregate of $1,752,717 and $304,008, respectively. The assignment transaction contains recourse provisions for the Company which requires the proceeds from the assignment to be treated as long-term debt. The financing obligations range in rate from 9.41% to 9.45%.

USA Technologies, Inc.

Notes to Consolidated Financial Statements

8. LONG-TERM DEBT (CONTINUED)

The balance of the financing obligations is shown in the table below.

	June 30,	June 30,
	2015	2014

Capital lease obligations	$337,597	$414,525
Other loan agreements	-	8,251
Lease financing obligations	1,994,349	-
	2,331,946	422,776
Less current portion	477,522	172,911
	$1,854,424	$249,865

The maturities of long-term debt for each of the fiscal years following June 30, 2015 are as follows:

2016	$477,522
2017	502,749
2018	488,929
2019	486,928
2020	371,237
Thereafter	4,581
$2,331,946

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the fair value hierarchy described in Note 2, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of June 30, 2015 and 2014:

June 30, 2015	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$978,353	$978,353

June 30, 2014	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$585,209	$585,209

The Level 3 financial instrument consists of common stock warrants issued by the Company in March 2011 include features requiring liability treatment of the warrants. The fair value of warrants issued in March 2011 (see Note 13) to purchase 3.9 million shares of the Company’s common stock is based on valuations performed by an independent third party valuation firm. The fair value was determined using proprietary valuation models using the quality of the underlying securities of the warrants, restrictions on the warrants and security underlying the warrants, time restrictions and precedent sale transactions completed in the secondary market or in other private transactions. There were no transfers of assets or liabilities between level 1, level 2, or level 3 during the years ended June 30, 2015 and 2014.

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the years ended:

	June 30,
	2015	2014

Beginning balance	$(585,209)	$(650,638)
Gain (loss) due to change in fair value of warrant liabilities, net	(393,144)	65,429
Ending balance	$(978,353)	$(585,209)

USA Technologies, Inc.

Notes to Consolidated Financial Statements

10. INCOME TAXES

The Company has significant deferred tax assets, a substantial amount of which result from operating loss carryforwards. The Company routinely evaluates its ability to realize the benefits of these assets to determine whether it is more likely than not that such benefit will be realized. In periods prior to the year ended June 30, 2014, the Company’s evaluation of its ability to realize the benefit from its deferred tax assets resulted in a full valuation allowance against such assets. Based upon earnings performance that the Company had achieved along with the belief that such performance will continue into future years, the Company determined during the year ended June 30, 2014 that it was more likely than not that a substantial portion of its deferred tax assets would be realized and reduced its valuation allowances recorded in prior years by approximately $27 million, which includes $40,245 of deferred tax liabilities recorded as of June 30, 2013 reversing in the current year.

In addition to considering recent periods’ performance, the evaluation of the amount of deferred tax assets expected to be realized involves forecasting the amount of taxable income that will be generated in future years. The Company has forecasted future results using estimates that management believes to be conservative. The number of connections added in a service year are a key metric, which in the Company’s recurring revenue service model become an important ingredient in driving future growth and earnings. The forecasts the Company used assumes that significantly fewer net connections would be added to its service year than what it has historically achieved during each of its previous five fiscal years. With respect to its forecasts, the Company also has taken into account several industry analysts who have projected that demand for technology and services similar to the Company’s will continue to grow in the markets the Company serves. Using these forecasts, the Company estimated that it was more likely than not that approximately $64 million of its operating loss carryforwards would be utilized to offset corresponding future years’ taxable income.

If in future periods the Company demonstrates its ability to grow taxable income in excess of the forecasts described above, it will re-evaluate the need to keep some, or all, of the remaining valuation allowances of approximately $23 million on its deferred tax assets.

The benefit (provision) for income taxes for the years ended June 30, 2015, 2014 and 2013 is comprised of the following:

	2015	2014	2013
Current:
Federal	$(58,028)	$(21,021)	$-
State	(6,325)	-	-
	(64,353)	(21,021)	-

Deferred:
Federal	365,143	20,970,149	(20,842)
State	(589,931)	6,306,270	(6,804)
	(224,788)	27,276,419	(27,646)

	$(289,141)	$27,255,398	$(27,646)

The provision for income taxes for the year ended June 30, 2015 includes $395,605 for the state and federal income tax effects of a decrease in the applicable state tax rate used to tax effect deferred tax assets caused by a state income tax law change. The provision for income taxes for the years ended June 30, 2013 was recorded for the future potential income tax effects for basis differences between financial reporting and income tax purposes for indefinite life intangible assets and goodwill that are being amortized for income tax purposes but not for financial reporting. Because there was a full valuation allowance reflected against deferred tax assets as of June 30, 2013, the potential future income tax effects associated with such indefinite life assets were not subject to offset deferred tax assets with finite lives.

A reconciliation of the benefit (provision) for income taxes for the years ended June 30, 2015, 2014 and 2013 to the indicated benefit (provision) based on income (loss) before benefit (provision) for income taxes at the federal statutory rate of 34% is as follows:

	2015	2014	2013

Indicated benefit (provision) at federal statutory rate of 34%	$272,116	$(93,586)	$(299,801)
Effects of permanent differences	(215,271)	(8,168)	71,379
State income taxes, net of federal benefit	(410,410)	(17,989)	(4,490)
Income tax credits	40,000	-	-
Changes related to prior years	187,373	-	-
Change in valuation allowances	(162,949)	27,375,141	205,266
	$(289,141)	$27,255,398	$(27,646)

USA Technologies, Inc.

Notes to Consolidated Financial Statements

10. INCOME TAXES (CONTINUED)

At June 30, 2015 the Company had federal operating loss carryforwards of approximately $163 million to offset future taxable income expiring through approximately 2035. The timing and extent to which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations (i.e. IRS Code Section 382). The changes in ownership limitations under IRS Code Section 382 have had the effect of limiting the maximum amount of operating loss carryforwards as of June 30, 2015 available for use to offset future years’ taxable income to approximately $125 million. Those operating loss carryforwards start to expire June 30, 2022.

The net deferred tax assets arose primarily from net operating loss carryforwards, as well as the use of different accounting methods for financial statement and income tax reporting purposes as follows:

	June 30,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$46,919,363	$47,776,042
Asset reserves	791,915	391,155
Deferred research and development costs	1,009,303	710,640
Intangibles	605,836	907,274
Deferred gain on assets under sale-leaseback transaction	632,317	460,902
Stock-based compensation	223,883	250,426
Other	436,510	348,885
	50,619,127	50,845,324
Deferred tax liabilities:
Fixed assets	(491,990)	(683,159)
Intangibles and goodwill	(84,520)	(67,459)
Deferred tax assets, net	50,042,617	50,094,706
Valuation allowance	(22,996,634)	(22,833,685)
Deferred tax assets (liabilties), net of allowance	27,045,983	27,261,021
Less current portion	1,257,796	907,691
Deferred tax assets (liabilties), non-current	$25,788,187	$26,353,330

11. PREFERRED STOCK

The authorized Preferred Stock may be issued from time to time in one or more series, each series with such rights, preferences or restrictions as determined by the Board of Directors. As of June 30, 2015 each share of Series A Preferred Stock is convertible into 0.194 of a share of Common Stock and each share of Series A Preferred Stock is entitled to 0.194 of a vote on all matters on which the holders of Common Stock are entitled to vote  . Series A Preferred Stock provides for an annual cumulative dividend of $1.50 per share, payable when, as and if declared by the Board of Directors, to the shareholders of record in equal parts on February 1 and August 1 of each year. Any and all accumulated and unpaid cash dividends on the Series A Preferred Stock must be declared and paid prior to the declaration and payment of any dividends on the Common Stock.

The Series A Preferred Stock may be called for redemption at the option of the Board of Directors for a price of $11.00 per share plus payment of all accrued and unpaid dividends. No such redemption has occurred as of June 30, 2015. In the event of any liquidation as defined in the Company’s Articles of Incorporation, the holders of shares of Series A Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders. The Series A Preferred Stock liquidation preference as of June 30, 2015 and 2014 is as follows:

	2015	2014
Shares outstanding at $10.00 per share	$4,429,680	$4,429,680
Cumulative unpaid dividends	12,925,228	12,260,776
	$17,354,908	$16,690,456

Cumulative unpaid dividends are convertible into common shares at $1,000 per common share at the option of the shareholder. During the years ended June 30, 2015, 2014 and 2013, no shares of Preferred Stock nor cumulative preferred dividends were converted into shares of common stock.

USA Technologies, Inc.

Notes to Consolidated Financial Statements

12. STOCK BASED COMPENSATION PLANS

The Company has three active stock based compensation plans at June 30, 2015 as shown in the table below:

Date Approved	Name of Plan	Type of Plan	Authorized Shares
June 2013	2013 Stock Incentive Plan	Stock	500,000
June 2014	2014 Stock Option Incentive Plan	Stock Options	750,000
June 2015	2015 Equity Incentive Plan	Stock + Stock Options	1,250,000
			2,500,000

As of June 30, 2015, the Company had reserved shares of Common Stock for future issuance for the following:

Exercise of Common Stock Warrants	4,309,000
Conversions of Preferred Stock and cumulative Preferred Stock dividends	98,861
Issuance under 2013 Stock Incentive Plan	321,111
Issuance under 2014 Stock Option Incentive Plan	750,000
Issuance under 2015 Equity Incentive Plan	1,250,000
Issuance to former Chief Executive Officer upon a prescribed transaction	140,000
Total shares reserved for future issuance	6,868,972

STOCK OPTIONS

The Company estimates the grant date fair value of the stock options it grants using a Black-Scholes valuation model. The Company’s assumption for expected volatility is based on its historical volatility data related to market trading of its own common stock. The Company bases its assumptions for expected life of the new stock option grants on the life of the option granted, and if relevant, its analysis of the historical exercise patterns of its stock options. The dividend yield assumption is based on dividends expected to be paid over the expected life of the stock option. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected option term of each stock option. There were no options granted during the fiscal year ended June 30, 2013.

	Year ended	Year ended
	June 30, 2015	June 30, 2014
Expected volatility	78-79%	79%
Expected life	7 years	7 years
Expected dividends	0.00%	0.00%
Risk-free interest rate	1.59-2.04%	2.22%

The 2014 Stock Option Incentive Plan was approved in June 2014 therefore there was no stock based compensation expense related to stock options for the years ended June 30, 2013 and June 30, 2014. Stock based compensation related to stock options for the year ended June 30, 2015 was $370,435. Unrecognized compensation related to stock option grants as of June 30, 2015 was $297,202.

USA Technologies, Inc.

Notes to Consolidated Financial Statements

12. EQUITY BASED COMPENSATION PLANS (CONTINUED)

The following table provides information about options outstanding:

	For the Twelve Months Ended June 30,
	2015			2014			2013
	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, beginning of period	120,000	$2.05	$1.49	-	$-	$-	45,333	$7.53	$5.34
Granted	438,888	$1.82	$1.30	120,000	$2.05	$1.49	-	$-	$-
Forfeited	(20,000)	$2.05	$1.49	-	$-	$-	-	$-	$-
Expired	-	$-	$-	-	$-	$-	(45,333)	$7.53	$5.34
Exercised	-	$-	$-	-	$-	$-	-	$-	$-
Options outstanding, end of period	538,888	$1.86	$1.33	120,000	$2.05	$1.49	-	$-	$-

The following table provides information related to options as of June 30, 2015:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Remaining Contractual Life	Shares Exercisable	Remaining Contractual Life	Weighted Average Exercise Price
$1.62 to $1.68	75,000	6.51	-	N/A	N/A
$1.78	328,888	6.16	-	N/A	N/A
$2.05	100,000	5.97	33,335	5.97	$2.05
$2.09	10,000	6.58	-	N/A	N/A
$2.75	25,000	6.77	-	N/A	N/A
	538,888	6.21	33,335	5.97	$2.05

The following table provides information about unvested options:

	For the Twelve Months Ended June 30,
	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested options, beginning of period	120,000	$1.49	-	-	-	-
Granted	438,888	$1.30	120,000	$1.49	-	-
Vested	(33,335)	$1.49	-	-	-	-
Forfeited	(20,000)	$1.49	-	-	-	-
Unvested options, end of period	505,553	$1.32	120,000	$1.49	-	$-

The following table provides information about options outstanding and exercisable options:

	As of June 30,
	2015		2014		2013
	Options Outstanding	Exercisable Options	Options Outstanding	Exercisable Options	Options Outstanding	Exercisable Options
Number	538,888	33,335	120,000	-	-	-
Weighted average exercise price	$1.86	$2.05	$2.05	$-	$-	$-
Aggregate intrinsic value	$451,177	$21,668	$7,200	$-	$-	$-
Weighted average contractual term	6.21	5.97	6.97	-	-	-
Share price as of June 30	$2.70	$2.70	$2.11	$2.11	$1.74	$1.74

STOCK GRANTS

A summary of the status of the Company’s nonvested common shares as of June 30, 2015, 2014, and 2013, and changes during the years then ended is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested Shares
Nonvested at June 30, 2012	172,003	$1.82
Granted	156,429	1.45
Vested	(204,587)	1.72
Forfeited, Employee shares not earned	(26,699)	1.52
Nonvested at June 30, 2013	97,146	$1.52
Granted	10,000	2.17
Vested	(55,001)	1.62
Forfeited, Director changes	(3,334)	0.94
Forfeited, Employee shares not earned	(5,000)	1.52
Nonvested at June 30, 2014	43,811	$1.59
Granted	155,927	2.00
Vested	(181,134)	1.89
Nonvested at June 30, 2015	18,604	$1.88

USA Technologies, Inc.

Notes to Consolidated Financial Statements

13. WARRANTS

All warrants outstanding as of June 30, 2015 were exercisable. The following table shows exercise prices and expiration dates for warrants outstanding as of June 30, 2015:

	Exercise
Warrants	Price	Expiration
Outstanding	Per Share	Date
4,264,000	$2.61	September 18, 2016
45,000	$2.10	December 31, 2017
4,309,000

Warrant activity for the years ended June 30, 2015, 2014, and 2013 was as follows:

Warrants
Outstanding at June 30, 2012	8,045,619
Issued	45,000
Exercised	(399,597)
Expired	(329,314)
Outstanding at June 30, 2013	7,361,708
Issued	-
Exercised	(2,090,226)
Expired	(962,482)
Outstanding at June 30, 2014	4,309,000
Issued	-
Exercised	-
Expired	-
Outstanding at June 30, 2015	4,309,000

On May 12, 2010, in conjunction with a public offering, the Company issued warrants to purchase 2,753,454 shares of Common Stock, exercisable at $1.13 per share at any time prior to December 31, 2013. During the years ended June 30, 2014 and 2013, 2,090,226 and 369,287 of these warrants were exercised at $1.13 per share for cash proceeds of $2,361,956 and $417,294, respectively. Warrants to purchase 58,527 shares of Common Stock expired unexercised on December 31, 2013.

In conjunction with this public offering, the Company also issued to the placement agent warrants to purchase 165,207 and 15,717 shares of Common Stock, exercisable at $1.13 per share at any time prior to May 12, and July 7, 2013, respectively. During the year ended June 30, 2013 the placement agent elected cashless exercises of 36,186 warrants resulting in the issuance of 17,094 shares of Common Stock and exercised warrants to purchase 13,216 shares of Common Stock at $1.13 per share for cash proceeds of $14,934. Warrants to purchase 1,258 shares of Common Stock expired unexercised in May 2013.

On March 17, 2011, in conjunction with a private placement offering the Company issued warrants to purchase up to 3,900,000 shares of Common Stock, exercisable at $2.6058 per share. Additionally, the Company issued the placement agent in this offering warrants to purchase 364,000 shares of common stock at $2.6058 per share. The 4,264,000 warrants are exercisable from September 18, 2011 through September 18, 2016. As of June 30, 2015, no warrants have been exercised under this offering.

The 3,900,000 warrants issued under this private placement offering contain a provision that if a Fundamental Transaction occurs, notably a change in control, the warrant holder may require the Company to pay the Black-Scholes calculated value of the then unexercised warrant to the warrant holder in cash. As such the Company has recorded a liability of $978,353 and $585,209 at June 30, 2015 and 2014, respectively, for the estimated fair value of the warrants in its Consolidated Balance Sheet (see Note 9). Period to period changes in the fair value of these warrants are reflected through income.

In conjunction with the Loan and Security agreement (Note 7) and as a condition of the Bank entering into the First Amendment, the Company issued to the Bank warrants to purchase up to 45,000 shares of Common Stock of the Company. The warrants are exercisable at any time prior to December 31, 2017 at an exercise price of $2.10 per share. Upon the issuance of the warrants, the fair value of the warrants was $55,962 using a Black Scholes model, which was recorded as prepaid interest and included in other assets on the Consolidated Balance Sheet, and is being amortized as non-cash interest expense over the remaining term of the Line of Credit as amended in January 2013. Non-cash interest of $0, $2,095 and $53,867 has been recognized for the years ended June 30, 2015, 2014 and 2013, respectively. As of June 30, 2015 none of these warrants has been exercised.

USA Technologies, Inc.

Notes to Consolidated Financial Statements

14. RETIREMENT PLAN

The Company’s 401(k) Plan (the “Retirement Plan”) allows employees who have completed six months of service to make voluntary contributions up to a maximum of 100% of their annual compensation, as defined in the Retirement Plan. The Company may, in its discretion, make a matching contribution, a profit sharing contribution, a qualified non-elective contribution, and/or a safe harbor 401(k) contribution to the Retirement Plan. The Company must make an annual election, at the beginning of the plan year, as to whether it will make a safe harbor contribution to the plan. In fiscal years 2015, 2014 and 2013, the Company elected and made a safe harbor matching contributions of 100% of the participant’s first 3% and 50% of the next 2% of compensation deferred into the Retirement Plan. The Company’s safe harbor contributions for the years  ended June 30, 2015, 2014 and 2013 approximated $192,000, $168,000 and $176,000, respectively.

15. RELATED PARTY TRANSACTIONS

There were no related party transactions during the years ended June 30, 2015, 2014 and 2013.

16. COMMITMENTS AND CONTINGENCIES

SALE AND LEASEBACK TRANSACTIONS

In June 2014, the Company and a third party finance company, entered into six Sale Leaseback Agreements (the “Sale Leaseback Agreements” or a “Sale Leaseback Agreement”) pursuant to which a third-party finance company purchased ePort equipment owned by the Company and used by the Company in its JumpStart Program. As of June 30, 2014, a third-party finance company completed the purchase from the Company, the ePort equipment under the first two of the Sale Leaseback Agreements.

In the quarter ended September 2014, a third-party finance company completed the purchase from the Company of the ePort equipment described in the last four of the Sale Leaseback Agreements. Upon the completion of the sale under these agreements, the Company computed a gain on the sale of its ePort equipment, which is deferred and will be amortized in proportion to the related gross rental charged to expense over the lease terms in accordance with the FASB topic ASC 840-40, “Sale Leaseback Transactions”. The computed gain on the sale will be recognized ratably over the 36-month term and charged as a reduction to the Company’s JumpStart rent expense included in costs of services in the Company’s Consolidated Statement of Operations. The Company is accounting for the Sale Leaseback as an operating lease and is obligated to pay to Varilease a base monthly rental for this equipment during the 36-month lease term. The future lease payment obligations under these agreements are included in the table at the bottom of this note.

Upon the completion of the sales, the Company computed gains on the sale of its ePort equipment as follows:

	Year ended June 30, 2015	Year ended June 30, 2014

Rental equipment sold, cost	$3,873,275	$1,918,920
Rental equipment sold, accumulated depreciation upon sale	(331,069)	(76,032)
Rental equipment sold, net book value	3,542,206	1,842,888
Proceeds from sale	4,993,879	2,995,095
Gain on sale of rental equipment	$1,451,673	$1,152,207

In accordance with the FASB topic ASC 840-40, “Sale Leaseback Transactions”, any gain shall be deferred and shall be amortized in proportion to the related gross rental charged to expense over the lease term. The computed gain on the sale will be recognized ratably over the 36 month term and charged as a reduction to the Company’s JumpStart rent expense included in costs of services in the Company’s Consolidated Statement of Operations. For the years ended June 30, 2015 and 2014 the Company recognized gains as follows:

	Year ended June 30, 2015	Year ended June 30, 2014

Beginning balance	$1,142,685	$-
Gain on sale of rental equipment	1,451,673	1,152,207
Recognition of deferred gain	(833,619)	(9,522)
Ending balance	1,760,739	1,142,685
Less current portion	860,391	380,895
Non-current portion of deferred gain	$900,348	$761,790

USA Technologies, Inc.

Notes to Consolidated Financial Statements

16. COMMITMENTS AND CONTINGENCIES (continued)

OTHER LEASES

Other lease commitments include leases for its operations from various facilities. The Company leases space located in Malvern, Pennsylvania for its principal executive office and used for general administrative functions, sales activities, product development, and customer support. In November 2010, the Company entered into an amended lease of its principal executive office in Malvern, Pennsylvania, which extended the lease term from December 31, 2010 to April 2016. The amendment includes rental payments of approximately $29,000 to $32,000 as well as a four month period of no rent payments and leasehold improvements of approximately $195,000. The straight-lined rent expense for this office is approximately $25,000 per month for the duration of the lease.

The Company leases space in Malvern, Pennsylvania for its product warehousing and shipping support. In November 2012, the Company entered into a lease as of January 1, 2013 through February 29, 2016. The lease includes monthly rental payments from $4,406 to $4,678 as well as a two month period of no rent payments. Beginning in January 2013 the straight-lined rent expense for this operations site is approximately $4,300 per month for the duration of the lease period.

Rent expense under operating leases was approximately $354,000, $372,000 and $432,000 during the years ended June 30, 2015, 2014, and 2013, respectively.

SUMMARY OF LEASE OBLIGATIONS

Future minimum lease payments for fiscal years subsequent to June 30, 2015 under non-cancellable operating leases and capital leases are as follows:

	Operating Leases	Other Operating	Total Operating	Capital
	from Sale Leaseback	Leases	Leases	Leases

2016	$2,641,155	$361,927	$3,003,082	$157,304
2017	2,641,155	810	2,641,965	131,585
2018	137,731	-	137,731	70,416
2019	-	-	-	23,361
Total minimum lease payments	$5,420,041	$362,737	$5,782,778	$382,666
Less amount representing interest				45,069
Present value of net minimum lease payments				337,597
Less current obligations under capital leases				131,583
Obligations under capital leases, less current portion				$206,014

LITIGATION

From time to time, the Company is involved in various legal proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material adverse effect on the Company’s financial position and results of operations or cash flows.

On December 30, 2014, the Company settled a legal action brought in connection with a customer billing dispute. Under the settlement, the Company agreed to pay approximately $690,000. Approximately $280,000 of this amount was recorded in fiscal 2014 and $410,000 of this amount was recorded in fiscal 2015 and was reflected in Cost of Services in the Consolidated Statements of Operations.

During 2015, the Company became involved in a legal proceeding with a former non- vending customer and entities affiliated with the former customer.  The Company is seeking to recoup approximately $680,000 relating to certain credit card chargebacks due under the customer agreement, while the former customer is seeking to recover damages alleged to have been incurred as a result of the breach by the Company of the agreement. The Company does not believe any of the claims asserted against it have  merit and intends to vigorously defend this matter. Additionally, the Company intends to pursue its  claims in order  to recoup the chargebacks ..

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2015. Based on this evaluation, they conclude that because of the material weakness in our internal control over financial reporting discussed below, the disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 are accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness discussed below, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

In designing and evaluating our internal controls and procedures, our management recognized that internal controls and procedures, no matter how well conceived and operated, can provide only a reasonable, not absolute, assurance that the objectives of the internal controls and procedures are met.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission’s 2013 Internal Control—Integrated Framework. Based on its assessment, management identified deficiencies in both the design and operating effectiveness of the Company’s internal control over financial reporting, which when aggregated, represent a material weakness in internal control. The most significant of these was the process over the reconcilement, analysis and management oversight of certain customer accounts receivable balances related to customer processing and service fees. The procedures in place did not identify a large number of small balance accounts that may be uncollectible and were not appropriately dispositioned, collected, remediated, reserved-for and/or written-off. As a result, the Company changed its June 30, 2015 financial results included in its September 10, 2015 press release by increasing its bad debt reserve by approximately $450,000, resulting in an after-tax charge of approximately $270,000 relating to these customer accounts receivable. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, management concluded that the Company did not maintain effective control over financial reporting as of June 30, 2015.

The Company’s internal controls over financial reporting with respect to the reconcilement, analysis and management oversight of certain customer accounts receivable balances are being evaluated and will be adjusted appropriately and remediated as soon as is practical.

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

There have been no changes during the quarter ended June 30, 2015 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting except those reported in section 9 A (b) above.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our Directors and executive officers, on September 15, 2015, together with their ages and business backgrounds were as follows:

Name	Age	Position(s) Held
Steven D. Barnhart (2)(3)	53	Director
Joel Brooks (1)	56	Director
David M. DeMedio	44	Chief Services Officer
Stephen P. Herbert	52	Chief Executive Officer, Chairman of the Board of Directors
Albin F. Moschner(1)(3)	62	Director
William J. Reilly, Jr.(1)(4)	66	Director
William J. Schoch (4)	50	Director
J. Duncan Smith	56	Chief Financial Officer

(1) Member of Audit Committee

(2) Lead independent director

(3) Member of Compensation Committee

(4) Member of Nominating and Corporate Governance Committee

Each member of the Board of Directors will hold office until the 2016 annual shareholders’ meeting and until his or her successor has been elected and qualified.

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

Joel Brooks joined the Board of Directors of the Company during March 2007. Mr. Brooks is the Chair of our Audit Committee. Since May 2015, Mr. Brooks has served as the Vice President, Finance, for MeiraGTx Limited. From December 2000 until May 2015, Mr. Brooks served as the Chief Financial Officer, Treasurer and Secretary of Sevion Therapeutics, Inc. (formerly Senesco Technologies, Inc.), a biotechnology company whose shares are traded on the OTCQB. From September 1998 until November 2000, Mr. Brooks was the Chief Financial Officer of Blades Board and Skate, LLC, a retail establishment specializing in the action sports industry. Mr. Brooks was Chief Financial Officer from 1997 until 1998 and Controller from 1994 until 1997 of Cable and Company Worldwide, Inc. He also held the position of Controller at USA Detergents, Inc. from 1992 until 1994, and held various positions at several public accounting firms from 1983 through 1992. Mr. Brooks received his Bachelor of Science degree in Commerce with a major in Accounting from Rider University in February 1983. We believe Mr. Brooks’ extensive accounting and finance background, and his executive experience at Sevion Therapeutics, Inc. provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

David M. DeMedio joined the Company on a full-time basis in March 1999 as Controller. In the summer of 2001, Mr. DeMedio was promoted to Director of Financial Services where he was responsible for the sales and financial data reporting to customers, the Company’s turnkey banking services and maintaining and developing relationships with credit card processors and card associations. In July 2003, Mr. DeMedio served as interim Chief Financial Officer through April 2004. From April 2004 until April 2005, Mr. DeMedio served as Vice President - Financial & Data Services. On April 12, 2005, he was appointed as the Company’s Chief Financial Officer and continued in that role until August 31, 2015, when he was appointed as the Company’s Chief Services Officer. From 1996 to March 1999, prior to joining the Company, Mr. DeMedio had been employed by Elko, Fischer, Cunnane and Associates, LLC as a supervisor in its accounting and auditing and consulting practice. Prior thereto, Mr. DeMedio held various accounting positions with Intelligent Electronics, Inc., a multi-billion reseller of computer hardware and configuration services. Mr. DeMedio graduated with a Bachelor of Science in Business Administration from Shippensburg University and is a Certified Public Accountant.

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

William J. Schoch joined the Board of Directors of the Company in July 2012. He is the chair of our Nominating and Corporate Governance Committee. Mr. Schoch is the President and Chief Executive Officer of Western Payments Alliance, a non-profit payments association and has served in that capacity since March 2008. He serves on the Boards of Western Payments Alliance and NACHA, an industry trade association and the administrator of the Automated Clearing House (ACH) Network, and is on the steering committee of NACHA’s Council for Electronic Billing and Payment. From 1997 to 2008, Mr. Schoch worked at Visa International where, as the Vice President of Emerging Market Initiatives, he was responsible for the global development of the Visa Money Transfer Platform. Prior to that, Mr. Schoch served as a Vice President at Citibank, N.A. from 1989 to 1997 and as an Associate Director at NACHA from 1986 to 1989. Mr. Schoch obtained a Bachelor of Arts degree in 1986 from Indiana University of Pennsylvania with a major in Public Policy and a minor in Economics. We believe that Mr. Schoch’s experience and familiarity with the electronic payments industry and his leadership experience provide the requisite qualifications, skills, perspectives and experiences to serve on our Board of Directors.

J. Duncan Smith joined the Company on a full-time basis as its Chief Financial Officer starting August 31, 2015. From April 2005 until July 2015, Mr. Smith served as the CFO, Executive Vice President, and Treasurer of Bryn Mawr Bank Corporation, a $3 billion bank holding company for The Bryn Mawr Trust Company and its subsidiaries. In such role, Mr. Smith oversaw all financial functions and was also responsible for treasury functions, capital market activities and investor relations. From March 1993 until March 2005, Mr. Smith was the CFO of First Chester County Corporation in West Chester, Pennsylvania, a community bank holding corporation. From April 1998 to March 1993, Mr. Smith served as CFO of Security First Bank, in Media, Pennsylvania, a start-up banking operation. Mr. Smith also has approximately seven years of experience with several public accounting firms including Grant Thornton and Ernst & Young. Mr. Smith graduated with a Bachelor of Science/ Bachelor of Arts in Accounting degree from Shippensburg University, a Masters in Business Administration from Pennsylvania State University’s School of Graduate Professional Studies and a Masters’ Degree in Taxation from Widener University. Mr. Smith is a certified public accountant.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has a standing Audit Committee presently consisting of each of Mr. Brooks (Chairman), and Messrs. Reilly and Moschner. The Company’s Board of Directors has determined that Joel Brooks has met the additional independence criteria required for Audit Committee membership under applicable NASDAQ listing standards.

CODE OF BUSINESS CONDUCT AND ETHICS

Our Board has adopted a Code of Ethics, which applies to all executive officers, directors and employees of the Company, including our Chief Executive Officer, Chief Financial Officer, Chief Services Officer and Controller. A copy of our Code of Business Conduct and Ethics is accessible on the Company’s website, www.usatech.com.

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

We believe that, during the 2015 fiscal year, all of the Company’s directors and executive officers filed reports required by Section 16(a) on a timely basis.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis provides information about our compensation program for our named executive officers as of June 30, 2015 (collectively, the “named executive officers”): Stephen P. Herbert- Chairman and Chief Executive Officer; David M. DeMedio- Chief Financial Officer; Michael Lawlor-Senior Vice President of Sales and Business Development; and Maeve Duska- Senior Vice President of Marketing.

Fiscal Year 2015 Business Highlights

The Compensation Committee has developed a compensation policy that is designed to attract and retain key executives responsible for the Company’s success and motivate management to enhance long-term shareholder value.

Fiscal year 2015 financial highlights, compared to the prior year, included:

•	37% increase in total revenues to $58.1 million;
•	22% increase in license and transaction fee revenues to $43.6 million;
•	115% increase in equipment sale revenues to $14.4 million primarily attributable to the QuickStart program which was reintroduced in September 2014;
•	Total connections to the Company’s cashless payment and telemetry service, ePort Connect®, grew by 57% to 333,000; and
•	Year-end cash position of $11.4 million as compared to $9.1 million as of the end of the prior fiscal year.

Notwithstanding the substantial progress made by the Company during the 2015 fiscal year, the Company did not achieve all of the target goals established by the Compensation Committee for compensation of our executive officers under the Fiscal Year 2015 Short-Term Incentive Plan (“2015 STI Plan”) and Fiscal Year 2015 Long-Term Incentive Performance Share Plan (“2015 LTI Stock Plan”). When the target goals were established, the Committee believed that the attainment of the target goals would represent a significant achievement for management and were designed to stretch individual and corporate performance.

Our 2015 Compensation Goals and Objectives

The Compensation Committee is responsible for annually reviewing and recommending to the Board for approval the corporate goals and objectives relevant to the compensation of the executive officers of the Company, evaluating the executive officers’ performance in light of those goals and objectives, and recommending for approval to the Board the executive officers’ compensation levels based on this evaluation. The compensation of Mr. Lawlor and Ms. Duska was determined by our Chief Executive Officer in consultation with the Compensation Committee. The Chief Executive Officer assisted the Committee in establishing the compensation of our other executive officer, David DeMedio. Our Chief Executive Officer regularly provides information to the Compensation Committee. The Chief Executive Officer is not present during voting or deliberations on his compensation. The Compensation Committee has, from time to time, retained an independent compensation consultant, Buck Consultants, LLC, as deemed necessary to assist the Committee in making appropriate recommendations regarding our executive officers’ compensation.

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

Certain elements of our compensation reflect different compensation objectives. For example, as base salaries are generally fixed in advance of the year in which the compensation will be earned, the Committee believes that it is appropriate to determine base salaries with a focus on similarly situated officers at comparable peer group companies while also having them reflect the officer’s performance. On the other hand, annual bonuses and long-term incentives are better able to reflect the Company’s performance as measured by total number of connections, total revenues, non-GAAP net income, adjusted EBIDTA, and cash generated from operations. In addition, annual bonuses and long-term incentive awards, including the performance goals they are based on, help us achieve our goal of retaining executives, and motivating executive officers to increase shareholder value. The other elements of compensation reflect the Committee’s and Board’s philosophy that personal benefits, including retirement and health benefits, should be available to all employees on a non-discriminatory basis.

Our Executive Compensation Practices

Our compensation program for our executive officers features many commonly used “best practices” including:

•	Pay-for-performance. A substantial part of our executive officer’s pay is, in our view, performance based. For the 2015 fiscal year, our Chief Executive Officer had approximately 62% of his total target compensation tied to performance while our Chief Financial Officer had approximately 55% of his total target compensation tied to performance.
•	Stretch performance goals. Our performance target goals under our 2015 STI Plan and 2015 LTI Stock Plan are designed to stretch individual and organizational performance in order to receive target payouts.

•	Capped payouts under incentive plans. Both our long-term and short-term bonus programs have maximum payout amounts in order to discourage excessive risk taking.
•	Stock ownership guidelines. We have significant ownership guidelines. Our Chief Executive Officer is required to hold common stock with a value equal to a multiple of three times his base salary and our Chief Financial Officer is required to hold common stock with a value equal to one time his base salary.
•	No Tax Gross-Up Provisions. Our compensation program does not include any excise tax gross-up provisions with respect to payments contingent upon a change of control.
•	Limited perquisites for our executives. Perquisites are not a significant portion of our executive officers’ compensation, representing 1% of Mr. Herbert’s and 1% of Mr. DeMedio’s total target compensation.
•	Independent compensation consultant. The Committee has from time to time retained an independent compensation consultant, Buck Consultants, LLC, to review the executive compensation programs and practices.
•	No payment on change of control without a “double trigger”. Payments under our employment agreements require two events for vesting – both the change of control and a “good reason” for termination of employment.
•	No repricing of underwater options. Our stock option incentive plan does not permit repricing or the exchange of underwater stock options without shareholder approval.

Pay-for-Performance Review

Pay-for-performance is an important component of our compensation philosophy and is evident in the structure of our compensation program. Our compensation approach is designed to motivate our executive officers to substantially contribute to the Company’s long-term sustainable growth. Our pay-for-performance approach provides that a large portion of our executive officers’ total compensation should be in the form of short-term and long-term incentive awards with performance hurdles designed to stretch individual and organizational performance.

Reinforcing pay-for-performance is a significant underpinning of our compensation program. During the 2015 fiscal year, a total of 62% of Mr. Herbert’s and 55% of Mr. DeMedio’s total target compensation was in the form of performance-based variable compensation designed to motivate them to deliver strong business performance and create shareholder value. These compensation elements were dependent upon the Company’s achievement of pre-established financial and other business goals recommended by the Committee as well as individual goals established by the Committee or consisted of stock option awards which are inherently performance based as they only deliver value if the stock price increases. All stock options awarded by the Committee are exercisable at the closing share price on the date of the grant. Based on actual results, the annual variable compensation amount and the ultimate value of the equity compensation awards could have been significantly reduced if the Company or management did not perform.

For fiscal year 2015, the targeted aggregate compensation of our named executive officers consisted of the following components expressed as a percentage of total compensation:

Named Executive Officer	Base Salary	Annual Bonus	Long-Term Incentive Compensation	Perquisites & Other Benefits	Total Compensation

Stephen P. Herbert	37%	15%	47%	1%	100%

David M. DeMedio	44%	11%	44%	1%	100%

Michael Lawlor	49%	49%	0%	2%	100%

Maeve Duska	63%	37%	0%	0%	100%

The long-term incentive compensation in the above table does not reflect the one-time awards to Mr. Herbert of non-qualified stock options to purchase up to 150,000 shares, to Mr. DeMedio of non-qualified stock options to purchase up to 90,000 shares, to Mr. Lawlor of incentive stock options to purchase up to 25,000 shares, or to Ms. Duska of incentive stock options to purchase up to 25,000 shares. The foregoing awards are, however, reflected in the table set forth below as long-term incentive compensation. The long-term incentive compensation in the above table and in the table set forth below each reflect the awards to Mr. Herbert of incentive stock options to purchase up to 55,555 shares and to Mr. DeMedio of incentive stock options to purchase up to 33,333 shares.

For fiscal year 2015, the aggregate compensation actually paid or awarded to our named executive officers consisted of the following components expressed as a percentage of total compensation:

Named Executive Officer	Base Salary	Annual Bonus	Long-Term Incentive Compensation	Perquisites & Other Benefits	Total Compensation

Stephen P. Herbert	40%	12%	47%	1%	100%

David M. DeMedio	47%	6%	46%	1%	100%

Michael Lawlor	64%	15%	18%	3%	100%

Maeve Duska	73%	15%	12%	0%	100%

Peer Group Analysis

In July 2014, the Company obtained an updated analysis from Buck Consultants, LLC which contained a new peer group and updated the compensation analysis that had been previously performed. Buck Consultants, LLC assembled a peer group of 15 companies that it deemed comparable to the Company on the basis of size, market capitalization, industry, or financial performance. The peer group consisted of:

•	Clearfield, Inc.	•	Netsol Technologies, Inc.	•	Procera Networks, Inc.
•	Immersion Corp.	•	Local Corp.	•	Tangoe, Inc.
•	Digimarc Corp.	•	Numerex Corp.	•	Transact Technologies, Inc.
•	Jive Software, Inc.	•	Onvia, Inc.	•	Westell Technologies, Inc.
•	LGL Group, Inc.	•	Planar Systems, Inc.	•	Planet Payment, Inc.

When making compensation decisions, the Committee reviews the aggregate target compensation paid to an executive officer relative to the compensation paid to similarly situated executives, to the extent available, at our peer companies. For fiscal year 2015, the Committee recommended a compensation program for our executive officers consisting of target level compensation approximately equal to the 50th percentile for similarly situated officers at the peer group companies compiled by Buck Consultants.

Elements of Compensation

This section describes the various elements of our compensation program for our named executive officers during the 2015 fiscal year. The components of compensation reflected in our named executive officers’ compensation program are set forth in the following table:

Element	Key Characteristics	Why We Pay this Element	How We Determine the Amount

Base Salary	Fixed compensation component payable in cash. Reviewed annually and adjusted when appropriate.	Provide a base level of competitive cash compensation for executive talent.	Experience, job scope, peer group, and individual performance.

Annual Bonus	Variable compensation component payable in cash or stock based on performance as compared to annually-established company and/or individual performance goals.	Motivate and reward executives for performance on key operational, financial and personal measures during the year.	Organizational and individual performance, with actual payouts based on the extent to which performance goals are satisfied.

Long Term Incentives	Variable compensation component payable in restricted stock or stock options.	Alignment of long term interests of management and shareholders. Retention of executive talent.	Organizational and individual performance, with actual awards based on the extent to which goals are satisfied.

Perquisites and Other Personal Benefits	Fixed compensation component to provide basic competitive benefits.	Provide a base level of competitive compensation for executive talent.	Periodic review of benefits provided generally to all employees.

Base Salary

Base salary is the fixed component of our named executive officers’ annual cash compensation and is set with the goal of attracting talented executives and adequately compensating and rewarding them for services rendered during the fiscal year. The Compensation Committee reviews our executive officers’ base salary on an annual basis.

The base salaries of each of our executive officers reflect the individual’s level of responsibility and performance. In recommending base salaries of our executive officers to the Board of Directors, the Compensation Committee also considers changes in duties and responsibilities, our business and financial results, and its knowledge of base salaries paid to executive officers of our peer group. The base salaries of each of Ms. Duska and Mr. Lawlor were established by our Chief Executive Officer after discussions with each employee.

None of our named executive officer’s base salaries were increased during the 2015 fiscal year.

Annual Bonus

Performance-based annual bonuses are based on each named executive officer’s achievement of performance goals. Annual bonuses are intended to provide officers with an opportunity to receive additional cash compensation based on their individual performance and Company results, including the achievement of pre-determined Company and/or individual performance goals. Performance-based bonuses are included in the compensation package because they incentivize our named executive officers, in any particular year, to pursue particular objectives that are consistent with the overall goals and strategic direction that the Board has set for the Company for that year.

The Committee believes that the annual performance-based bonus reinforces the pay-for-performance nature of our compensation program.

Fiscal Year 2015 Short-Term Incentive Plan

At the recommendation of the Compensation Committee, the Board of Directors adopted the 2015 STI Plan covering Messrs. Herbert and DeMedio. Pursuant to the 2015 STI Plan, each executive officer would earn a cash bonus in the event that the Company achieved during the 2015 fiscal year certain annual financial goals (80% weighting) and certain annual specific performance goals relating to the executive officer which were established by the Compensation Committee (20% weighting). The annual financial goals are total revenues (30% weighting), cash generated from operations (30% weighting), and non-GAAP net income (40% weighting). Assuming the minimum threshold target goal would be achieved for a particular metric, the amount of the cash bonus to be earned would be determined on a pro rata basis, provided that the bonus would not exceed the maximum distinguished award for that metric.

The individual performance goals established by the Committee for Mr. Herbert included developing a long-term financial model, implementing a management reorganization plan to support growth of the Company, and continuing to evolve enterprise risk management. The individual performance goals established by the Committee for Mr. DeMedio included developing a long-term financial model, securing QuickStart funding sources to support the growth of the Company, and continuing to evolve enterprise risk management.

The Committee set the cash bonus opportunity for each executive officer as a percentage of his respective annual base salary as set forth in the following table.

Named Executive Officer	Threshold Performance	Target Performance	Distinguished Performance

Stephen P. Herbert	-	40%	80%

David M. DeMedio	-	25%	50%

Below were the threshold, target and distinguished cash bonus award target opportunities for our executive officers:

Named Executive Officer	Threshold Performance	Target Performance	Distinguished Performance

Stephen P. Herbert	$-	$136,491	$272,982

David M. DeMedio	$-	$59,469	$118,938

Mr. Herbert earned a cash bonus of $101,732, representing 29.8% of his base salary, and Mr. DeMedio earned a cash bonus of $31,242 representing 13.1% of his base salary, under the 2015 STI Plan. The Committee determined that Mr. Herbert had achieved the individual maximum distinguished performance goals established by the Committee (200%) and Mr. DeMedio had achieved 90% of the individual target performance goals established by the Committee. Based on the actual performance of the Company during the 2015 fiscal year, the minimum threshold performance targets established under the 2015 STI Plan were not met for operating cash and non-GAAP net income. Revenues for the fiscal year were in excess of the target goal but less than the maximum distinguished target goal.

The cash bonuses were paid to the executive officers in September 2015.

Other Named Executive Officers’ Cash Bonus

For the fiscal year ended June 30, 2015, the cash bonuses earned by Mr. Lawlor and Ms. Duska were based upon the attainment of financial target goals by the Company relating to connections (35% weighting), revenues (15% weighting), non-GAAP net income (25% weighting), and adjusted EBITDA (25% weighting). Based on the actual performance of the Company during the 2015 fiscal year, the minimum threshold performance targets were not met for non-GAAP net income and adjusted EBITDA. Connections for the fiscal year were in excess of the minimum threshold target goal but less than the target goal and revenues were in excess of the target goal but less than the maximum distinguished target goal. The cash bonuses were paid to the officers in September 2015.

Duska Stock Bonus

During July 2014, and subsequent to the end of the 2014 fiscal year, Ms. Duska was awarded 24,155 vested shares of common stock as a one-time bonus in recognition of her performance during the 2014 fiscal year. Although the Compensation Committee considered this bonus to be part of Ms. Duska's fiscal year 2014 compensation and is not considered to be part of her compensation for the 2015 fiscal year under this Compensation Discussion and Analysis, this stock award is reflected as required by applicable disclosure regulations in the fiscal year 2015 compensation tables set forth below.

Long-Term Incentive Compensation

As described above, the Committee believes that a substantial portion of each executive officer’s compensation should be in the form of long-term incentive compensation in order to further align the interests of our executive officers and shareholders.

Fiscal Year 2015 Long-Term Incentive Performance Share Plan

At the recommendation of the Compensation Committee, the Board of Directors adopted the 2015 LTI Stock Plan covering Messrs. Herbert and DeMedio. Under the 2015 LTI Stock Plan, each executive officer would be awarded shares of common stock in the event that certain metrics relating to the Company’s 2015 fiscal year would result in specified ranges of year-over-year percentage growth. The metrics are total number of connections as of June 30, 2015 as compared to total number of connections as of June 30, 2014 (50% weighting), and adjusted EBITDA earned during the 2015 fiscal year as compared to adjusted EBITDA earned during the 2014 fiscal year (50% weighting). The shares awarded under the 2015 LTI Stock Plan would vest as follows: one-third on the date of issuance; one-third on the first anniversary of the date of issuance; and one-third on the second anniversary of the date of issuance.

At the time of the establishment of the 2015 LTI Stock Plan, the Compensation Committee believed that the attainment of the target goals under the 2015 LTI Stock Plan would represent a significant achievement for management, and were designed to stretch the Company’s and management’s performance during the fiscal year.

The Committee established target long-term award levels for each executive officer as a percentage of his respective annual base salary as indicated in the table set forth below.

Named Executive Officer	Threshold Performance	Target Performance	Distinguished Performance

Stephen P. Herbert	-	100%	200%

David M. DeMedio	-	75%	150%

The table set forth below lists the value of the shares that would have been awarded to the executive officers under the 2015 LTI Stock Plan if all of the minimum threshold performance goals had been achieved, if all of the target performance goals had been achieved, and if all of the distinguished performance goals had been achieved. Assuming the minimum threshold target goal was achieved for a particular metric, the number of shares to be awarded for that metric was required to be determined on a pro-rata basis, provided that the award could not exceed the maximum distinguished award for that metric.

Named Executive Officer	Threshold Performance	Target Performance	Distinguished Performance

Stephen P. Herbert	$-	$341,227	$682,454

David M. DeMedio	$-	$179,653	$359,306

Based on the actual performance of the Company during the 2015 fiscal year, the minimum threshold performance target established under the 2015 LTI Stock Plan was not met for adjusted EBITDA. Connections for the fiscal year were in excess of the minimum threshold but less than the target goal. Consequently, the stock award to each executive officer under the 2015 LTI Stock Plan was as follows:

	Number of Shares	Value of Shares as of June 30, 2015

Stephen P. Herbert	42,678	$115,230

David M. DeMedio	22,314	$60,247

The shares awarded to Mr. Herbert had a value equal to 33.8% of his annual base salary, and the shares awarded to Mr. DeMedio had a value equal to 25.3% of his annual base salary. The shares were issued (subject to the vesting requirements) to the executive officers in September 2015.

Stock Option Awards

During August 2014, Mr. Herbert was awarded incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to purchase up to 55,555 shares at an exercise price of $1.80 per share. The options vest on September 1, 2015, and expire if not exercised prior to September 1, 2021. Mr. Herbert was also awarded non-qualified stock options to purchase up to 150,000 shares at an exercise price of $1.80 per share. The options vest as follows: one-third on September 1, 2015; one-third on September 1, 2016; and one-third on September 1, 2017. The options expire if not exercised prior to September 1, 2021.

During August 2014, Mr. DeMedio was awarded incentive stock options intended to qualify under Section 422 of the Code to purchase up to 33,333 shares at an exercise price of $1.80 per share. The options vest on September 1, 2015, and expire if not exercised prior to September 1, 2021. Mr. DeMedio was also awarded non-qualified stock options to purchase up to 90,000 shares at an exercise price of $1.80 per share. The options vest as follows: one-third on September 1, 2015; one-third on September 1, 2016; and one-third on September 1, 2017. The options expire if not exercised prior to September 1, 2021.

During April 2015, Mr. Lawlor was awarded incentive stock options intended to qualify under Section 422 of the Code to purchase up to 25,000 shares at an exercise price of $2.75 per share. The options vest as follows: one-third on April 8, 2016; one-third on April 8, 2017; and one-third on April 8, 2018. The options expire if not exercised prior to April 8, 2022.

During January 2015, Ms. Duska was awarded incentive stock options intended to qualify under Section 422 of the Code to purchase up to 25,000 shares at an exercise price of $1.62 per share. The options vest as follows: one-third on January 2, 2016; one-third on January 2, 2017; and one-third on January 2, 2018. The options expire if not exercised prior to January 2, 2022.

Perquisites and Other Benefits

Our named executive officers were entitled to the health care coverage, group insurance and other employee benefits provided to all of our other employees.

Post-Termination Compensation

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

As set forth in his employment agreement, upon the termination of Mr. DeMedio’s employment under certain circumstances, including termination by the Company without cause or by a notice of non-renewal of the employment agreement, or under certain circumstances following a change of control of the Company, the Company has agreed to pay Mr. DeMedio a lump sum amount equal to one times his annual base salary and all restricted stock awards or stock options would become vested as of the date of termination.

We believe that these provisions are an important component of each executive’s employment arrangement and will help to secure the continued employment and dedication of our executive officers, notwithstanding any concern that they might have at such time regarding their own continued employment, prior to or following a change of control.

The Committee notes that there would be no payments to our executive officers upon a change of control without a “double trigger”. Payments under our employment agreements require two events for vesting – both the change of control and a “good reason” for termination of employment.

Additional information regarding what would have been received by our executive officers had termination occurred on June 30, 2015 is found under the heading “Potential Payments upon Termination or Change of Control” on page 43 of this Form 10-K.

Stock Ownership Policy

We believe that providing our executive officers who have responsibility for the Company’s management and growth with an opportunity to increase their ownership of Company shares aligns the interests of the executive officers with those of the shareholders. Our Stock Ownership Guidelines provide that the Chief Executive Officer should own shares with a value of at least three times his annual base salary, and the Chief Financial Officer should own shares with a value of at least one times his annual base salary. Each executive officer has until April 2016 to comply with the policy.

Our Stock Ownership Guidelines provide that each non-employee director should own shares of common stock with a value of at least five times his or her annual cash retainer. For this purpose, the annual retainer shall include the annual retainer for service on the Board as well as the annual retainer for serving on one (but not more than one) Committee of the Board for a total share value of at least $150,000. Each director has until June 30, 2016 to comply with the stock ownership requirements, and future directors would have five years to comply.

For purposes of these guidelines, “shares” include shares owned by the executive officer or director or by such person’s immediate family members residing in the same household and include non-vested restricted stock awards held by the executive officer or non-employee director.

Effect Of 2015 Say-On-Pay Vote

At the 2015 annual meeting of shareholders, over 88% of the votes cast on the advisory vote on the compensation of our named executive officers were in favor of the Company’s executive compensation disclosed in the proxy statement. The Compensation Committee considered the vote, and even though the results convey strong shareholder support for the Company’s executive compensation programs and the Compensation Committee’s decisions, the Committee determined that it was in the best interest of the Company and its shareholders to continue to evaluate our executive compensation programs and, if appropriate, to strengthen certain aspects of these programs.

Impact of Taxation and Accounting Considerations on Executive Compensation

The Compensation Committee and the Board of Directors take into account tax and accounting consequences of the compensation program and weigh these factors when setting total compensation and determining the individual elements of any named executive officer’s compensation package.

The stock and option awards to our named executive officers under our equity incentive plans provide that the officer is responsible for any withholding or payroll tax obligations incurred by the Company in connection with the award, and that the officer may satisfy any such obligations by, among other things, either the delivery to the Company of a cash payment equal to the obligations, or the assignment or transfer to the Company of shares having a value equal to the obligations, or such other method that shall be satisfactory to the Company.

Summary Compensation Table

The following table sets forth certain information with respect to compensation paid or accrued by the Company during the fiscal years ended June 30, 2015, 2014, and 2013 to each of our named executive officers:

	Fiscal			Stock	Option	All Other
Name and Principal Position	Year	Salary	Bonus (1)	Awards (2)	Awards (3)	Compensation (4)	Total

Stephen P. Herbert	2015	$341,227	$101,732	$341,227	$261,055	$10,400	$1,055,641
Chief Executive Officer, President	2014	$341,227	$29,673	$341,227	$-	$10,000	$722,127
& Chairman of the Board	2013	$341,227	$51,250	$111,399	$-	$10,000	$513,876

David M. DeMedio	2015	$239,537	$31,242	$178,406	$156,633	$2,562	$608,380
Chief Financial Officer	2014	$237,875	$17,238	$213,709	$-	$-	$468,822
	2013	$234,265	$-	$4,024	$-	$4,813	$243,102

Maeve Duska	2015	$179,800	$36,512	$50,000	$28,773	$-	$295,085
Sr. VP of Marketing	2014	$155,708	$9,572	$-	$-	$-	$165,280
	2013	$133,000	$40,450	$-	$-	$6,750	$180,200

Michael Lawlor	2015	$179,800	$44,186	$-	$50,283	$7,830	$282,099
Sr. VP of Sales & Business	2014	$179,800	$15,953	$-	$-	$8,670	$204,423
Development	2013	$179,800	$62,930	$-	$-	$10,000	$252,730

(1)	Represents cash bonuses earned upon such person’s performance during the fiscal year or upon the attainment by the Company of certain target goals.

(2)	In accordance with FASB ASC Topic 718, the price of our common stock on the grant date equals the grant date fair value of these stock awards. For fiscal year 2015, represents (i) 191,701 shares with a value of $341,227 that would have been earned by Mr. Herbert under the 2015 LTI Stock Plan if all of the target goals had been achieved, (ii) 100,228 shares with a value of $178,406 that would have been earned by Mr. DeMedio under the 2015 LTI Stock Plan if all of the target goals had been achieved, and (iii) 24,155 shares with a value of $50,000 granted to Ms. Duska as a bonus on July 28, 2014. Based on the actual financial results, Mr. Herbert was awarded 42,678 shares with a grant date value of $75,967 and Mr. DeMedio was awarded 22,314 shares with a grant date value of $39,719 under the 2015 LTI Stock Plan. If all of the maximum target levels had been achieved under the 2015 LTI Stock Plan, Mr. Herbert would have earned 383,457 shares with a grant date value of $682,554, and Mr. DeMedio would have earned 200,456 shares with a grant date value of $356,812. The shares earned under the 2015 LTI Stock Plan vest as follows: one-third on June 30, 2015; one-third on June 30, 2016; and one-third on June 30, 2017.

(3)	In accordance with FASB ASC Topic 718, the Black-Scholes value on the grant date equals the grant date fair value of these option awards. For fiscal year 2015, represents (i) 55,555 incentive stock options valued at $70,555 and 150,000 non-qualified stock options valued at $190,500 awarded to Mr. Herbert on August 28, 2015, (ii) 33,333 incentive stock options valued at $42,333 and 90,000 non-qualified stock options valued at $114,300 awarded to Mr. DeMedio on August 28, 2015, (iii) 25,000 incentive stock options valued at $28,773 awarded to Ms. Duska on January 2, 2015 and vesting one-third on January 2, 2016; one-third on January 2, 2017; and one-third on January 2, 2018, and (iv) 25,000 incentive stock options valued at $50,283 awarded to Mr. Lawlor on April 8, 2015 and vesting one-third on April 8, 2016; one-third on April 8, 2017; and one-third on April 8, 2018 . The incentive stock options awarded to Messrs. Herbert and DeMedio vested on September 1, 2015. The non-qualified stock options awarded to Messrs. Herbert and DeMedio vest as follows: one-third on September 1, 2015; one-third on September 1, 2016; and one-third on September 1, 2017.

(4)	During the 2015 fiscal year, represents matching 401(k) contributions for Messrs. Herbert, DeMedio and Lawlor.

Grants Of Plan-Based Awards Table

The table below summarizes the amounts of awards granted to our named executive officers during the fiscal year ended June 30, 2015:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (3)	All Other Option Awards: Number of Securities Underlying Options (4)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (5)

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Units (#)	$/Sh	Awards ($)

Stephen P. Herbert		-	136,491	272,982	-	-	-	-	-	-	$-
	8/28/2014	-	-	-	-	191,701	383,402	-	-	-	$341,227
	8/28/2014	-	-	-	-	-	-	-	205,555	-	$261,055
David M. DeMedio		-	59,469	118,938	-	-	-	-	-	-	$-
	8/28/2014	-	-	-	-	100,228	200,456	-	-	-	$178,406
	8/28/2014	-	-	-	-	-	-	-	123,333	-	$156,633
Maeve Duska		-	107,880	134,850	-	-	-	-	-	-	$-
	7/28/2014	-	-	-	-	-	-	24,155	-	-	$50,000
	1/2/2015	-	-	-	-	-	-	-	25,000	1.62	$28,773
Michael Lawlor		-	179,800	224,750	-	-	-	-	-	-	$-
	4/8/2015	-	-	-	-	-	-	-	25,000	2.75	$50,283

(1)	Represents awards granted to Messrs. Herbert and DeMedio under the 2015 STI Plan. The plan provides for the award of a cash bonus if all targets are achieved as follows: Mr. Herbert - $136,491 and Mr. DeMedio - $59,469. If none of the minimum, threshold targets are achieved, the executive officers would not earn a cash bonus. If all of the maximum distinguished target goals are achieved, the executive officers would earn a cash bonus as follows: Mr. Herbert – $272,982 and Mr. DeMedio – $118,938. Mr. Herbert was awarded $101,732 and Mr. DeMedio was awarded $31,242 under the plan.

Represents cash bonus opportunity for Ms. Duska and Mr. Lawlor if all of the target goals were achieved and if all maximum target goals are achieved. Ms. Duska was awarded $26,512 and Mr. Lawlor was awarded $44,186.

(2)	Represents awards granted under the 2015 LTI Stock Plan. The plan provides for the award of shares having the following value if all targets are achieved; Mr. Herbert - $341,227 and Mr. DeMedio - $178,406. If none of the minimum threshold year-over-year percentage target goals are achieved, the executive officers would not be awarded any shares; and if all maximum distinguished targets are achieved the executive officers would be awarded shares having the following value; Mr. Herbert - $682,454 and Mr. DeMedio - $356,812. The number of shares in the table above represents the total dollar value of the award divided by the grant date value of the share. Mr. Herbert was awarded 42,678 shares and Mr. DeMedio was awarded 22,314 shares under the plan of which one-third vested on June 30, 2015, one-third vests on June 30, 2016 and one-third vests on June 30, 2017.

(3)	Represents a stock award of 24,155 shares granted to Ms. Duska and which vested immediately.

(4)	Represents awards granted to Messrs. Herbert and DeMedio as follows: Mr. Herbert - 55,555 incentive stock options and 150,000 non-qualified stock options; and Mr. DeMedio - 33,333 incentive stock options and 90,000 non-qualified stock options. The incentive stock options awarded to Messrs. Herbert and DeMedio vested on September 1, 2015. The non-qualified stock options awarded to Messrs. Herbert and DeMedio vest as follows: one-third on September 1, 2015; one-third on September 1, 2016; and one-third on September 1, 2017.

Represents 25,000 incentive stock options granted to Ms. Duska which vest one-third on January 2, 2016; one-third on January 2, 2017; and one-third on January 2, 2018. Represents 25,000 incentive stock options granted to Mr. Lawlor which vest one-third on January 2, 2016; one-third on January 2, 2017; and one-third on January 2, 2018

(5)	Amount represents the grant date fair value determined in accordance with ASC 718. For Messrs. Herbert and DeMedio, represents the grant date value of 191,701 shares and 100,228 shares, respectively, which would have been awarded if the target goals had been achieved under the 2015 LTI Stock Plan. Based on the actual financial results, Mr. Herbert was awarded 42,678 shares with a grant date value of $75,967 and Mr. DeMedio was awarded 22,314 shares with a grant date value of $39,719 under the 2015 LTI Stock Plan.

Outstanding Equity Awards At Fiscal Year-End

The following table shows information regarding unexercised stock options and unvested equity awards granted to the named executive officers as of the fiscal year ended June 30, 2015:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable		Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested($)
Stephen P. Herbert	-	205,555	(1)	$1.80	9/1/2021
	-	-		$-		12,216	(2)	$32,983
	-	-		$-		28,452	(3)	$76,820

David M. DeMedio	-	123,333	(1)	$1.80	9/1/2021
	-	-		$-		6,387	(2)	$17,245
	-	-		$-		14,876	(3)	$40,165

Maeve Duska	-	25,000	(1)	$1.62	1/2/2022	-		$-

Michael Lawlor	-	25,000	(1)	$2.75	4/8/2022	-		$-

(1)	Reflects options awarded during the fiscal year ended June 30, 2015. Options vest as follows: Mr. Herbert – 105,555 options on September 1, 2015, 50,000 on September 1, 2016 and 50,000 on September 1, 2017; Mr. DeMedio – 63,333 options on September 1, 2015, 30,000 on September 1, 2016 and 30,000 on September 1, 2017; Ms. Duska - 8,334 options on January 2, 2016, 8,333 on January 2, 2017 and 8,333 on January 2, 2018; and Mr. Lawlor – 8,334 options on April 8, 2016, 8,333 on April 8, 2017 and 8,333 on April 8, 2018.

(2)	Reflects shares awarded under the 2014 LTI Stock Plan. Shares vest on June 30, 2016. The closing market price on June 30, 2015, or $2.70 per share, was used in the calculation of market value.

(3)	Reflects shares awarded under the 2015 LTI Stock Plan. Shares vest one-half on June 30, 2016 and one-half on June 30, 2017. The closing market price on June 30, 2015, or $2.70 per share, was used in the calculation of market value.

Option Exercises And Stock Vested

The following table sets forth information regarding options exercised and shares of common stock acquired upon vesting by our named executive officers during the fiscal year ended June 30, 2015:

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)
Stephen P. Herbert	-	$-	50,251	$140,201
David M. DeMedio	-	$-	13,825	$37,328
Maeve Duska	-	$-	24,155	$50,000
Michael Lawlor	-	$-	-	$-

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

David M. DeMedio

Mr. DeMedio’s employment agreement provides that he is employed as the Chief Services Officer of the Company effective August 31, 2015 and as Chief Financial Officer prior thereto. The agreement provided for an initial term from June 30, 2011 until June 30, 2014, and will automatically continue from year to year thereafter unless terminated as of the end of the original term or any such one year renewal period by the Company or Mr. DeMedio by at least 90-days’ notice.

Maeve Duska

Ms. Duska is employed as Vice President of Marketing. Ms. Duska is covered by all standard fringe and employee benefits made available to other employees of the Company, including medical and dental insurance, paid vacation and holidays, a 401(k) plan and a long-term disability plan.

Michael Lawlor

Mr. Lawlor’s employment agreement provides that he is employed as Senior Vice President of Sales and Business Development through June 30, 2013. Mr. Lawlor’s employment with the Company shall automatically continue for consecutive one-year periods unless terminated by either party upon notice of at least 60 days prior to the end of each one-year extension.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The employment agreements of Messrs. Herbert and DeMedio include provisions for the payment to the executives upon termination of employment under certain conditions or if a successor to the Company’s business or assets does not agree to assume and perform his employment agreement as a condition to the consummation of a USA Transaction.

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

If Mr. Herbert’s employment had been terminated as of June 30, 2015 (when the closing price per share was $2.70) (i) by him for good reason, or (ii) by the Company without cause, or (iii) if a successor to the Company’s business or assets had not agreed to assume and perform his employment agreement as a condition to the consummation of a USA Transaction, then Mr. Herbert would have been entitled to receive: (a) an aggregate cash payment of twice his annual base salary or $682,454; (b) an aggregate of 28,452 shares granted to him under the 2015 LTI Stock Plan, which would become automatically vested as of the date of termination, with a value of $76,820; (c) 12,216 shares previously granted to him under the 2014 LTI Stock Plan, which would automatically become vested as of the date of termination, with a value of $32,983; and (d) options exercisable for 205,555 shares at $1.80 per share would automatically become vested as of the date of termination with a value of $185,000.

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

If Mr. DeMedio’s employment had been so terminated as of June 30, 2015 (when the closing price per share was $2.70), then Mr. DeMedio would have been entitled to receive: (a) an aggregate cash payment of one times his annual base salary or $239,537; and (b) 14,876 shares granted to him under the 2015 LTI Stock Plan, which would become automatically vested as of the date of termination, with a value of $40,165; (c) 6,387 shares previously granted to him under the 2014 LTI Stock Plan which would automatically become vested as of the date of termination, with a value of $17,245; and (d) options exercisable for 123,333 shares at $1.80 per share would automatically become vested as of the date of termination with a value of $111,000.

Compensation Committee Interlocks And Insider Participation

During the fiscal year 2015, Albin F. Moschner and Steven D. Barnhart served as members of the Compensation Committee of our Board of Directors. No member of the Compensation Committee was, during fiscal year 2015, an officer or employee of the Company or any of our subsidiaries, or was formerly an officer of the Company or any of our subsidiaries, or had any relationships requiring disclosure by us under Item 404 of Regulation S-K of the General Rules and Regulations of the Securities and Exchange Commission.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K with the Company's management. Based upon such review and the related discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

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

Director Compensation Table

The table below summarizes the compensation earned or paid in cash by the Company to non-employee Directors during the fiscal year ended June 30, 2015.

Name	Fees Earned or Paid in Cash($)(2)	Stock Awards ($)	Option Awards ($)	Total($)
Deborah G. Arnold (1)	$23,333	$-	$-	$23,333
Steven D. Barnhart	$72,500	$-	$-	$72,500
Joel Brooks	$40,000	$-	$-	$40,000
Albin F. Moschner	$47,500	$-	$-	$47,500
William J. Reilly, Jr.	$40,000	$-	$-	$40,000
William J. Schoch	$32,500	$-	$-	$32,500

(1)	Resigned as a director effective January 23, 2015.

(2)	During fiscal year ended June 30, 2015, we paid the following fees:

●	Director: each Director received $25,000. Ms. Arnold received $14,583.

●	Lead Independent Director: Mr. Barnhart received $40,000.

●	Audit Committee: Mr. Brooks received $15,000 as Committee Chair, and each of Messrs. Moschner and Reilly received $7,500.

●	Compensation Committee: Mr. Moschner received $15,000 as Committee Chair and Mr. Barnhart received $7,500.

●	Nominating and Corporate Governance Committee: Ms. Arnold received $8,750 as Committee Chair, and each Messrs. Reilly and Schoch received $7,500.

During the fiscal year ended June 30, 2015, the following directors elected to receive their fees, or a portion thereof, in the Company’s common stock in lieu of cash:

●	Mr. Barnhart elected to receive 34,631 shares for $72,500 of fees; Ms. Arnold elected to receive 12,979 shares for $23,333 of fees; Mr. Reilly elected to receive 9,915 shares for $20,000 of fees; and Mr. Schoch elected to receive 15,525 shares for $32,500 of fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Common Stock

The following table sets forth, as of September 15, 2015, the beneficial ownership of the common stock of each of the Company’s directors and executive officers, the other employees named in the Summary Compensation Table set forth above, as well as by the Company’s directors and executive officers as a group. The Company is not aware of any beneficial owner of more than five percent of the common stock. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable:

	Number of Shares of Common Stock		Percent of
Name and Address of Beneficial Owner(1)	Beneficially Owned(2)		Class
Steven D. Barnhart	281,495	(3)	*
1143 N. Sheridan Road
Lake Forest, IL 60045
Joel Brooks	41,667	(3)	*
100 Deerfield Lane, Suite 140
Malvern, PA 19355
David M. DeMedio	213,169	(4)	*
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355
Maeve Duska	200		*
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355
Stephen P. Herbert	468,860	(5)	1.30%
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355
Michael Lawlor	35,552		*
100 Deerfield Lane, Suite 140
Malvern, Pennsylvania 19355
Albin F. Moschner	447,474	(6)	1.25%
660 Northcroft Court
Lake Forest, Illinois 60045
William J. Reilly, Jr.	63,159	(7)	*
1280 South Concord Road
West Chester, PA 19382
William J. Schoch	64,150	(3)	*
300 Montgomery Street, #400
San Francisco, CA 94104
All Directors and Executive Officers As a Group (8 persons)	1,587,474		4.4%

*	Less than one percent (1%)

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities. Shares of Common Stock issuable upon conversion of the Series A Preferred Stock, or shares of Common Stock issuable upon exercise of warrants currently exercisable, or exercisable within sixty days of September 15, 2015, are deemed to be beneficially owned for purposes hereof.

(2)	The percentage of common stock beneficially owned is based on 35,854,655 shares outstanding as of September 15, 2015.

(3)	Includes 6,667 shares of common stock underlying vested stock options.

(4)	Includes 33,333 shares underlying incentive stock options and 30,000 shares underlying non-qualified stock options.

(5)	Includes 62,010 shares of common stock beneficially owned by Mr. Herbert’s child, 27,440 shares of common stock beneficially owned by his spouse and 105,000 shares underlying vested stock options.

(6)	Includes 1,358 shares of common stock underlying preferred stock and 6,667 shares underlying vested stock options.

(7)	Includes 100 shares of common stock beneficially owned by Mr. Reilly’s child, 97 shares underlying preferred stock and 6,667 shares underlying vested stock options.

Preferred Stock

Other than the 7,000 shares of preferred stock beneficially owned by Mr. Moschner and 500 shares of preferred stock beneficially owned by Mr. Reilly, there were no shares of preferred stock that were beneficially owned as of September 15, 2015 by the Company’s directors or named executive officers.

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

DIRECTOR INDEPENDENCE

The Board of Directors has determined that Steven D. Barnhart, Joel Brooks, Albin F. Moschner, William J. Reilly, Jr., and William J. Schoch, which members constitute all of the currently serving Board of Directors other than Mr. Herbert, are independent in accordance with the applicable listing standards of The NASDAQ Stock Market LLC.

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

The Nominating and Corporate Governance Committee of the Board of Directors presently consists of Mr. Schoch (Chairman) and Mr. Reilly. The Board of Directors has determined that each of the current members of the Nominating and Corporate Governance Committee is independent in accordance with the applicable listing standards of The Nasdaq Stock Market LLC. The Committee recommends to the entire Board of Directors for selection any nominees for director. The Nominating and Corporate Committee operates pursuant to a charter that was adopted by the Board of Directors on October 26, 2012, a copy of which is accessible on the Company’s website, www.usatech.com.

Item 14. Principal Accounting Fees and Services.

AUDIT AND NON-AUDIT FEES

During the fiscal year ended June 30, 2015 and 2014, fees in connection with services rendered by McGladrey LLP were as set forth below:

	Fiscal	Fiscal
	2015	2014
Audit Fees	$274,000	$225,530
Audit-Related Fees	33,203	5,800
Tax Fees	-	9,500
All Other Fees	-	-
Total	$307,203	$240,830

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company filed January 26, 2004 (Incorporated by reference to Exhibit 3.1.20 to Form 10-QSB filed on February 12, 2004).

3.1.1	First Amendment to Amended and Restated Articles of Incorporation of the Company filed on March 17, 2005 (Incorporated by reference to Exhibit 3.1.1 to Form S-1 Registration Statement No. 333-124078).

3.1.2	Second Amendment to Amended and Restated Articles of Incorporation of the Company filed on December 13, 2005 (Incorporated by reference to Exhibit 3.1.2 to Form S-1 Registration Statement No. 333-130992).

3.1.3	Third Amendment to Amended and Restated Articles of Incorporation of the Company filed on February 7, 2006 (Incorporated by reference to Exhibit 3.1.3 to Form 10-K filed on September 30, 2013).

3.1.4	Fourth Amendment to Amended and Restated Articles of Incorporation of the Company filed on July 25, 2007. (Incorporated by reference to Exhibit 3.1.3 to Form 10-K filed September 23, 2008).

3.1.5	Fifth Amendment to Amended and Restated Articles of Incorporation of the Company filed on March 6, 2008. (Incorporated by reference to Exhibit 3.1.4 to Form 10-K filed September 23, 2008).

3.2	Amended and Restated By-Laws of the Company dated as of April 24, 2014 (Incorporated by reference to Exhibit 3(i) to Form8-K filed on April 30, 2014).

4.1	Warrant dated January 1, 2013 in favor of Avidbank Holdings, Inc. (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 19, 2013).

10.1	Agreement of Lease between Deerfield Corporate Center 1 Associates LP, as landlord, and the Company, as tenant, dated March 2003 (Incorporated by reference to Exhibit 10.22 to Form 10-KSB filed on September 28, 2004).

10.2	Amendment to Office Space Lease dated as of April 1, 2005 by and between the Company and Deerfield Corporate Center Associates, LP. (Incorporated by reference to Exhibit 10.19.1 to Form S-1 Registration Statement No. 333-124078).

10.3	Employment and Non-Competition Agreement between the Company and David M. DeMedio dated April 12, 2005 (Incorporated by reference to Exhibit 10.22 to Form S-1 Registration Statement No. 333-124078).

10.4	First Amendment to Employment and Non-Competition Agreement between the Company and David M. DeMedio dated May 11, 2006 (Incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 15, 2006).

10.5	USA Technologies, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6 to Form 10-K filed on September 30, 2013).

10.6	Second Amendment to Employment and Non-Competition Agreement dated March 13, 2007, between the Company and David M. DeMedio (Incorporated by reference to Exhibit 10.34 to Form S-1 filed April 12, 2007).

10.7	Form of Indemnification Agreement between the Company and each of its officers and Directors (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 14, 2007).

10.8	Third Amendment to Employment and Non-Competition Agreement between the Company and David M. DeMedio dated September 22, 2008. (Incorporated by reference to Exhibit 10.29 to Form 10-K filed September 24, 2008).

10.9	Letter from the Company to David M. DeMedio dated September 24, 2009. (Incorporated by reference to Exhibit 10.32 to Form 10-K filed September 25, 2009).

10.10	Amended and Restated Employment and Non-Competition Agreement between the Company and Stephen P. Herbert dated November 30, 2011. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2011).

10.11	Fifth Amendment to Employment and Non-Competition Agreement dated as of July 1, 2011 between the Company and David M. DeMedio. (Incorporated by reference to Exhibit 10.31 to Form 10-K filed September 27, 2011).

10.12	Sixth Amendment to Employment and Non-Competition Agreement dated September 27, 2011 between the Company and David M. DeMedio. (Incorporated by reference to Exhibit 10.32 to Form 10-K filed September 27, 2011).

10.13	Employment and Non-Competition Agreement dated June 7, 2010 between the Company and Michael Lawlor (Incorporated by reference to Exhibit 10.22 to Form 10-K filed on September 30, 2013).

10.14	First Amendment to Employment and Non-competition Agreement dated April 27, 2012 between the Company and Michael Lawlor (Incorporated by reference to Exhibit 10.23 to Form 10-K filed on September 30, 2013).

10.15	Second Amendment to Office Space Lease dated as of November 17, 2010 by and between the Company and Liberty Malvern, LP. (Incorporated by reference to Exhibit 10.2 to Form 10-Q filed on January 20, 2011).

10.16	USA Technologies, Inc. 2014 Stock Option Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on form DEF 14A filed on May 15, 2014).

10.17	Loan and Security Agreement between the Company and Avidbank Corporate Finance, a division of Avidbank, dated as of June 21, 2012 (Incorporated by reference to Exhibit 10.40 to Form 10-K filed on September 25, 2012).

10.18	First Amendment to Loan and Security Agreement dated as of January 1, 2013 between the Company and Avidbank Corporate Finance, a division of Avidbank (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 18, 2013).

10.19	Second Amendment to Loan and Security Agreement dated as of April 2, 2013 between the Company and Avidbank Corporate Finance, a division of Avidbank (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 18, 2013).

10.20	Third Amendment to Loan and Security Agreement dated as of April 11, 2013 between the Company and Avidbank Corporate Finance, a division of Avidbank (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 18, 2013).

10.21	Fourth Amendment to Loan and Security Agreement dated as of April 29, 2013 between the Company and Avidbank Corporate Finance, a division of Avidbank (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 14, 2013)

10.22	Fifth Amendment to Loan and Security Agreement dated as of September 26, 2013 between the Company and Avidbank Corporate Finance, a division of Avidbank (Incorporated by reference to Exhibit 10.30 to Form 10-K filed September 30, 2013).

10.23	Intellectual Property Security Agreement between the Company and Avidbank Corporate Finance, a division of Avidbank, dated as of June 21, 2012 (Incorporated by reference to Exhibit 10.41 to Form 10-K filed on September 25, 2012).

10.24	Seventh Amendment to Employment and Non-Competition Agreement dated as of November 7, 2013 between the Company and David M. DeMedio. (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 13, 2013).

10.25	Sixth Amendment to Loan and Security Agreement dated as of May 15, 2014 between the Company and Avidbank Corporate Finance, a division of Avidbank (Incorporated by reference to Exhibit 10.28 to Form 10-K filed on September 29, 2014).

10.26	Seventh Amendment to Loan and Security Agreement dated as of June 17, 2014 between the Company and Avidbank Corporate Finance, a division of Avidbank (Incorporated by reference to Exhibit 10.29 to Form 10-K filed on September 29, 2014).

10.27	Eighth Amendment to Loan and Security Agreement dated as of June 30, 2014 between the Company and Avidbank Corporate Finance, a division of Avidbank (Incorporated by reference to Exhibit 10.30 to Form 10-K filed on September 29, 2014).

10.28	Master Lease Agreement by and between the Company and Varilease Finance, Inc. as of June 26, 2014 (Incorporated by reference to Exhibit 10.31 to Form 10-K filed on September 29, 2014).

10.29	Sale Leaseback Agreement and Schedule No. 1 by and between the Company and Varilease Finance, Inc. as of June 26, 2014 (Incorporated by reference to Exhibit 10.32 to Form 10-K filed on September 29, 2014).

10.30	Sale Leaseback Agreement and Schedule No. 2 by and between the Company and Varilease Finance, Inc. as of June 26, 2014 (Incorporated by reference to Exhibit 10.33 to Form 10-K filed on September 29, 2014).

10.31	Sale Leaseback Agreement and Schedule No. 3 by and between the Company and Varilease Finance, Inc. as of June 26, 2014 (Incorporated by reference to Exhibit 10.34 to Form 10-K filed on September 29, 2014).

10.32	Sale Leaseback Agreement and Schedule No. 4 by and between the Company and Varilease Finance, Inc. as of June 26, 2014 (Incorporated by reference to Exhibit 10.35 to Form 10-K filed on September 29, 2014).

10.33	Sale Leaseback Agreement and Schedule No. 5 by and between the Company and Varilease Finance, Inc. as of June 26, 2014 (Incorporated by reference to Exhibit 10.36 to Form 10-K filed on September 29, 2014).

10.34	Sale Leaseback Agreement and Schedule No. 6 by and between the Company and Varilease Finance, Inc. as of June 26, 2014 (Incorporated by reference to Exhibit 10.37 to Form 10-K filed on September 29, 2014).

10.35	Amendment No. 1 to Schedule No. 1 to Sale Leaseback Agreement by and between the Company and Varilease Finance, Inc. as of July 9, 2014 (Incorporated by reference to Exhibit 10.38 to Form 10-K filed on September 29, 2014).

10.36	Amendment No. 1 to Schedule No. 2 to Sale Leaseback Agreement by and between the Company and Varilease Finance, Inc. as of July 9, 2014 (Incorporated by reference to Exhibit 10.39 to Form 10-K filed on September 29, 2014).

10.37	Amendment No. 1 to Schedule No. 3 to Sale Leaseback Agreement by and between the Company and Varilease Finance, Inc. as of July 25, 2014 (Incorporated by reference to Exhibit 10.40 to Form 10-K filed on September 29, 2014).

10.38	Amendment No. 1 to Schedule No. 4 to Sale Leaseback Agreement by and between the Company and Varilease Finance, Inc. as of July 29, 2014 (Incorporated by reference to Exhibit 10.41 to Form 10-K filed on September 29, 2014).

10.39	Amendment No. 1 to Schedule No. 5 to Sale Leaseback Agreement by and between the Company and Varilease Finance, Inc. as of July 30, 2014 (Incorporated by reference to Exhibit 10.42 to Form 10-K filed on September 29, 2014).

10.40	Amendment No. 1 to Schedule No. 6 to Sale Leaseback Agreement by and between the Company and Varilease Finance, Inc. as of August 1, 2014 (Incorporated by reference to Exhibit 10.43 to Form 10-K filed on September 29, 2014).

10.41	Visa Incentive Agreement between the Company and Visa U.S.A. Inc., dated as of November 14, 2014 (Portions of this exhibit were redacted pursuant to a confidential treatment request) (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed February 17, 2015).

10.42	Ninth Amendment to Loan and Security Agreement dated as of September 30, 2015 by and between the Company and Avidbank Corporate Finance, a division of Avidbank (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 14, 2014).

10.43	Tenth Amendment to Loan and Security Agreement dated as of April 17, 2015 by and between the Company and Avidbank Corporate Finance, a division of Avidbank (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 15, 2015).

10.44	Mastercard Acceptance Agreement by and between the Company and Mastercard International Incorporated (Incorporated by reference to Exhibit 10.2 to Form 10-Q filed May 15, 2015) (Portions of this exhibit were redacted pursuant to a confidential treatment request).

10.45**	First Amendment to Mastercard Acceptance Agreement by and between the Company and Mastercard International Incorporated dated April 27, 2015 (Portions of this exhibit were redacted pursuant to a confidential treatment request).

10.46**	Third Party Payment Processor Agreement dated April 24, 2015 by and among the Company, JPMorgan Chase Bank, N.A. and Paymentech, LLC (Portions of this exhibit were redacted pursuant to a confidential treatment request).

10.47**	Eleventh Amendment to Loan and Security Agreement dated as of May 19, 2015 by and between the Company and Avidbank Corporate Finance, a division of Avidbank.

10.48**	Twelfth Amendment to Loan and Security Agreement dated as of June 18, 2015 by and between the Company and Avidbank Corporate Finance, a division of Avidbank.

10.49	Letter agreement dated July 22, 2015 by and between the Company and J. Duncan Smith (Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 4, 2015).

21	List of significant subsidiaries of the Company (Incorporated by reference to Exhibit 21 to Form S-1 filed on March 16, 2010).

23.1**	Consent of McGladrey LLP, Independent Registered Public Accounting Firm.

31.1**	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2**	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith.

SCHEDULE II

USA TECHNOLOGIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JUNE 30, 2015, 2014, AND 2013

			Deductions
			uncollectible
	Balance at	Additions	receivables	Balance
	beginning	charged to	written off, net	at end
ACCOUNTS RECEIVABLE	of period	earnings	of recoveries	of period
June 30, 2015	$63,000	$594,000	$163,000	$494,000
June 30, 2014	$18,000	$94,000	$49,000	$63,000
June 30, 2013	$25,000	$69,000	$76,000	$18,000

	Balance at	Additions	Deductions,	Balance
	beginning	charged to	Shrinkage and	at end
INVENTORY	of period	earnings	obsolescence	of period
June 30, 2015	$765,000	$551,000	$372,000	$944,000
June 30, 2014	$727,000	$164,000	$126,000	$765,000
June 30, 2013	$712,000	$135,000	$120,000	$727,000

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

SIGNATURES	TITLE	DATE

/s/ Stephen P. Herbert	Chairman of the Board of Directors	September 30, 2015
Stephen P. Herbert	and Chief Executive Officer
(Principal Executive Officer)

/s/ J. Duncan Smith, CPA	Chief Financial Officer (Principal	September 30, 2015
J. Duncan Smith, CPA	Accounting Officer)

/s/ Steven D. Barnhart	Director	September 30, 2015
Steven D. Barnhart

/s/ Joel Brooks	Director	September 30, 2015
Joel Brooks

/s/ Albin F. Moschner	Director	September 30, 2015
Albin F. Moschner

/s/ William J. Reilly, Jr.	Director	September 30, 2015
William J. Reilly, Jr.

/s/ William J. Schoch	Director	September 30, 2015
William J. Schoch

