Form 10-Q
period 2015-09-30
USA TECHNOLOGIES INC
filed 2015-11-13
CIK 896429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 2, 2015, there were 35,889,519 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.

Consolidated Balance Sheets

(Unaudited)

($ in thousands)	September 30, 2015	June 30, 2015

Assets
Current assets:
Cash	$11,592	$11,374
Accounts receivable, less allowance for uncollectible accounts of $1,512 and $1,309, respectively	6,448	5,971
Finance receivables	946	941
Inventory	3,718	4,216
Prepaid expenses and other current assets	625	574
Deferred income taxes	1,258	1,258
Total current assets	24,587	24,334

Finance receivables, less current portion	3,525	3,698
Other assets	342	350
Property and equipment, net	11,890	12,869
Deferred income taxes	25,761	25,788
Goodwill and intangibles	8,095	8,095
Total assets	$74,200	$75,134

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$9,498	$10,542
Accrued expenses	2,117	2,108
Line of credit	4,000	4,000
Current obligations under long-term debt	583	478
Income taxes payable	54	54
Deferred gain from sale-leaseback transactions	860	860
Total current liabilities	17,112	18,042

Long-term liabilities:
Long-term debt, less current portion	1,758	1,854
Accrued expenses, less current portion	38	49
Warrant liabilities	635	978
Deferred gain from sale-leaseback transactions, less current portion	685	900
Total long-term liabilities	3,116	3,781
Total liabilities	20,228	21,823

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000 Series A convertible preferred- Authorized shares- 900,000 Issued and outstanding shares- 442,968 (liquidation preference of $17,687 and $17,355, respectively)	3,138	3,138
Common stock, no par value: Authorized shares- 640,000,000 Issued and outstanding shares- 35,784,218 and 35,747,242, respectively	225,175	224,874
Accumulated deficit	(174,341)	(174,701)
Total shareholders’ equity	53,972	53,311
Total liabilities and shareholders’ equity	$74,200	$75,134

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,
($ in thousands, except per share data)	2015	2014

Revenues:
License and transaction fees	$12,925	$10,156
Equipment sales	3,675	2,096
Total revenues	16,600	12,252

Costs of sales/revenues:
Cost of services	8,705	7,251
Cost of equipment	2,848	1,866
Total costs of sales/revenues	11,553	9,117
Gross profit	5,047	3,135

Operating expenses:
Selling, general and administrative	4,796	3,632
Depreciation	139	169
Total operating expenses	4,935	3,801
Operating income (loss)	112	(666)

Other income (expense):
Interest income	51	10
Interest expense	(119)	(75)
Change in fair value of warrant liabilities	343	310
Total other income, net	275	245

Income (loss) before benefit (provision) for income taxes	387	(421)
Benefit (provision) for income taxes	(27)	360

Net income (loss)	360	(61)
Cumulative preferred dividends	(332)	(332)
Net income (loss) applicable to common shares	$28	$(393)
Net earnings (loss) per common share - basic	$-	$(0.01)
Basic weighted average number of common shares outstanding	35,788,199	35,586,455
Net loss per common share - diluted	$(0.01)	$(0.01)
Diluted weighted average number of common shares outstanding	36,427,683	35,586,455

See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Accumulated
($ in thousands)	Shares	Amount	Shares	Amount	Deficit	Total

Balance, June 30, 2015	442,968	$3,138	35,747,242	$224,874	$(174,701)	$53,311

Exercise of warrants	-	-	11,000	29	-	29
Stock based compensation
2013 Stock Incentive Plan	-	-	25,976	157	-	157
2014 Stock Option Incentive Plan	-	-	-	115	-	115
Net income	-	-	-	-	360	360
Balance, September 30, 2015	442,968	$3,138	35,784,218	$225,175	$(174,341)	$53,972

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

($ in thousands)	Three months ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$360	$(61)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Charges incurred in connection with the vesting and issuance of common stock and common stock options for employee and director compensation	272	139
Gain on disposal of property and equipment	(1)	(3)
Bad debt expense	236	159
Depreciation	1,350	1,473
Change in fair value of warrant liabilities	(343)	(310)
Deferred income taxes, net	27	(361)
Recognition of deferred gain from sale-leaseback transactions	(215)	(188)
Changes in operating assets and liabilities:
Accounts receivable	(713)	5
Finance receivables	168	(756)
Inventory	219	(1,138)
Prepaid expenses and other assets	48	(111)
Accounts payable	(1,044)	(46)
Accrued expenses	(2)	(186)
Income taxes payable	-	(21)
Net cash provided by (used in) operating activities	362	(1,405)

INVESTING ACTIVITIES:
Purchase of property and equipment	(49)	(31)
Purchase of property for rental program	-	(1,642)
Proceeds from sale of rental equipment under sale-leaseback transactions	-	4,994
Proceeds from sale of property and equipment	4	24
Net cash (used in) provided by investing activities	(45)	3,345

FINANCING ACTIVITIES:
Proceeds from exercise of common stock warrants	29	-
Repayment of long-term debt	(128)	(96)

Net cash used in financing activities	(99)	(96)

Net increase in cash	218	1,844
Cash at beginning of period	11,374	9,072
Cash at end of period	$11,592	$10,916

Supplemental disclosures of cash flow information:
Interest paid in cash	$106	$79
Depreciation expense allocated to cost of services	$1,199	$1,295
Reclass of rental program property to (from) inventory, net	$(279)	$4
Prepaid items financed with debt	$103	$103
Equipment and software acquired under capital lease	$35	$-
Disposal of property and equipment	$99	$53
Disposal of property and equipment under sale-leaseback transactions	$-	$3,873

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

INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three-month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016. The balance sheet at June 30, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Accounts receivable include amounts due to the Company for sales of equipment, other amounts due from customers, merchant service receivables, and unbilled amounts due from customers, net of the allowance for uncollectible accounts.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, including from a shortfall in the customer transaction fund flow from which the company would normally collect amounts due.

The allowance is determined through an analysis of various factors including the aging of the accounts receivable, the strength of the relationship with the customer, the capacity of the customer transaction fund flow to satisfy the amount due from the customer, an assessment of collection costs and other factors. The allowance for uncollectible accounts receivable is management’s best estimate as of the respective reporting date. If the factors described above were to deteriorate, additional amounts may need to be added to the allowance.

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. ACCOUNTING POLICIES (CONTINUED)

Changes in the allowance are due to write-offs or collections of receivables. Other changes in the estimated allowance in the period are charged to bad debt expense and included in selling, general and administrative expenses on the statements of operations.

FINANCE RECEIVABLES

The Company offers extended payment terms to certain customers for equipment sales under its Quick Start Program. In accordance with the Financial Accounting Standards Board Accounting Standards Codification® (“ASC”) Topic 840, “Leases”, agreements under the Quick Start Program qualify for sales-type lease accounting. Accordingly, the future minimum lease payments are classified as finance receivables in the Company’s consolidated balance sheets. Finance receivables or Quick Start leases are generally for a sixty-month term. Finance receivables are carried at their contractual amount and charged off against the allowance for credit losses when management determines that recovery is unlikely and the Company ceases collection efforts. The Company recognizes a portion of the note or lease payments as interest income in the accompanying consolidated financial statements based on the effective interest rate method.

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

The Company’s trademarks with an indefinite economic life are not being amortized. The trademarks, not subject to amortization, are related to the EnergyMiser asset group and consist of four trademarks. The Company tests indefinite-lived intangible assets for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a relief from royalty analysis to complete the first step in this process. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date for its indefinite-lived intangible assets.

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

The Company’s financial instruments, principally accounts receivable, short-term finance receivables, prepaid expenses and other assets, accounts payable and accrued expenses, are carried at cost which approximates fair value due to the short-term maturity of these instruments. The fair value of the Company’s obligations under its long-term debt agreements and the long-term portion of its finance receivables approximates their carrying value as such instruments are at market rates currently available to the Company.

CONCENTRATION OF RISKS

Financial instruments that subject the Company to a concentration of credit risk consist principally of cash and accounts and finance receivables. The Company maintains cash with various financial institutions where accounts may exceed federally insured limits at times. Approximately 25% and 35% of the Company’s trade accounts and finance receivables at September 30, 2015 and June 30, 2015, respectively, were concentrated with one customer.

Concentration of revenues with customers subject the Company to operating risks. Approximately 20% and 25% of the Company’s license and transaction processing revenues for the three months ended September 30, 2015 and September 30, 2014, respectively, were concentrated with one customer. There was a 15% concentration of equipment sales revenue with one customer for the three months ended September 30, 2015 with no concentrations for the three months ended September 30, 2014. The Company’s customers are principally located in the United States.

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

PREFERRED STOCK

Preferred stock is recorded on the balance sheet in the equity section at its par value.

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

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent that, based on available evidence, it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest or penalties related to uncertain tax positions were accrued or incurred during the three months ended September 30, 2015 and 2014.

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. ACCOUNTING POLICIES (CONTINUED)

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share are calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings per share is calculated by dividing income (loss) applicable to common shares by the weighted average common shares outstanding for the period plus the effect of potential common shares unless such effect is anti-dilutive.

RECLASSIFICATION

The Company is changing the manner in which it presents certain uncollected customer accounts receivable and the related allowance in its consolidated balance sheets and the related statements of cash flows. These accounts receivable represent a large number of small balance amounts due from customers for processing and service fees which had not been billed to customers, and as to which, there had been no customer transaction proceeds from which the Company could collect the amounts due in accordance with its normal procedures. The previous accounting classification recorded these amounts as a reduction of its accounts payable in the consolidated balance sheets and the related statements of cash flows. The new accounting classification is more appropriate now, as the uncollected customer accounts have been outstanding for longer time periods and are larger in the aggregate than was anticipated when the accounting process was established many years ago.

Accordingly, the respective balances for all prior periods presented in these financial statements were reclassified in order to be consistent with and comparable to the accounting classification of these items in our September 30, 2015 financial statements. The new accounting classification as well as the reclassification for prior periods had no effect on the consolidated statements of operations or the consolidated statements of shareholders’ equity. The details of the reclassification of the respective consolidated balance sheets and the consolidated statements of cash flows amounts are presented in the table below:

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. ACCOUNTING POLICIES (CONTINUED)

($ in thousands)

Consolidated Balance Sheet Line Items	June 30, 2015
	As previously reported	Reclassification	As reclassified
Accounts Receivable, net of allowance for uncollectible accounts:
Reclassification of balances included in accounts payable to accounts receivable		$2,114
Reclassification of the allowance for uncollectible accounts in accounts payable		(815)
	$4,672	$1,299	$5,971

Allowance for Doubtful Accounts:
Reclassification of the allowance for uncollectible accounts in accounts payable	$(494)	$(815)	$(1,309)

Accounts Payable:
Reclassification of balances included in accounts payable to accounts receivable		$2,114
Reclassification of the allowance for uncollectible accounts in accounts payable		(815)
	$9,243	$1,299	$10,542

($ in thousands)

Consolidated Statement of Cash Flow Line Items	For the three months ended September 30, 2014
	As previously reported	Reclassification	As reclassified
Accounts Receivable
Reclassification of cash provided by and included in accounts payable to accounts receivable	$80	$(75)	$5

Accounts Payable:
Reclassification of cash used in and included in accounts payable to accounts receivable	$(121)	$75	$(46)

OTHER COMPREHENSIVE INCOME

ASC 220, “Comprehensive Income”, prescribes the reporting required for comprehensive income and items of other comprehensive income. Entities having no items of other comprehensive income are not required to report on comprehensive income. The Company has no items of other comprehensive income for the three months ended September 30, 2015.

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

The Company is evaluating whether the effects of the following recent accounting pronouncements or any other recently issued, but not yet effective accounting standards, will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606). This pronouncement will be effective for the Company beginning with the year ending June 30, 2020.

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

2. EARNINGS PER SHARE CALCULATION

The calculation of basic earnings per share (“eps”) and diluted earnings per share is presented below:

	Three months ended September 30,
($ in thousands, except per share data)	2015	2014

Numerator for basic earnings per share - Net income (loss) available to common shareholders	$28	$(393)
Gain recorded for reduction in fair value of warrants	(343)	*
Numerator for diluted earnings per share - Net loss available to common shareholders	$(315)	$(393)

Denominator for basic earnings per share - Weighted average shares outstanding	35,788,199	35,586,455
Effect of dilutive potential common shares	639,484	*
Denominator for diluted earnings per share - Adjusted weighted average shares outstanding	36,427,683	35,586,455

Basic earnings (loss) per share	$0.00	$(0.01)
Diluted loss per share	$(0.01)	$(0.01)

* No adjustment necessary as the effects would be anti-dilutive.

Antidilutive shares excluded from the computation of average dilutive earnings per share were 341,240 and 141,997 for the three months ended September 30, 2015 and 2014, respectively.

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

3. FINANCE RECEIVABLES

Finance receivables consist of the following:

($ in thousands)	September 30, 2015	June 30, 2015
	(unaudited)

Total finance receivables	$4,471	$4,639
Less current portion	946	941
Non-current portion of finance receivables	$3,525	$3,698

The company collects monthly payments of its finance receivables from the customers’ transaction fund flow. Accordingly, as the fund flow from these customers’ transactions is sufficient to satisfy the amount due to the company, the risk of loss is considered remote and the company has not provided for an allowance for credit losses for finance receivables as of September 30, 2015 and June 30, 2015.

Credit Quality Indicators

As of September 30, 2015

(unaudited)

Credit risk profile based on payment activity:	September 30, 2015	June 30, 2015
($ in thousands)	(unaudited)
Performing	$4,445	$4,619
Nonperforming	26	20
Total	$4,471	$4,639

Age Analysis of Past Due Finance Receivables

As of September 30, 2015

(unaudited)

($ in thousands)	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Finance Receivables

QuickStart Leases	$3	$4	$19	$26	$4,445	$4,471

Age Analysis of Past Due Finance Receivables

As of June 30, 2015

($ in thousands)	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Finance Receivables

QuickStart Leases	$-	$15	$5	$20	$4,619	$4,639

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

		September 30, 2015
	Useful	(unaudited)
($ in thousands)	Lives	Cost	Accumulated Depreciation	Net
Computer equipment and purchased software	3-7 years	$4,740	$(4,102)	$638
Property and equipment used for rental program	5 years	26,667	(15,616)	11,051
Furniture and equipment	3-7 years	736	(585)	151
Leasehold improvements	Lesser of	575	(525)	50
	life or lease term
		$32,718	$(20,828)	$11,890

	Useful	June 30, 2015
($ in thousands)	Lives	Cost	Accumulated Depreciation	Net
Computer equipment and purchased software	3-7 years	$4,670	$(4,017)	$653
Property and equipment used for rental program	5 years	26,469	(14,476)	11,993
Furniture and equipment	3-7 years	723	(572)	151
Leasehold improvements	Lesser of	575	(503)	72
	life or lease term
		$32,437	$(19,568)	$12,869

Assets under capital leases totaled approximately $2.2 million and $2.1 million as of September 30, 2015 and June 30, 2015, respectively. Capital lease amortization of approximately $93 thousand and $107 thousand is included in depreciation expense for three months ended September 30, 2015 and 2014, respectively.

5. GOODWILL AND INTANGIBLES

There was no amortization expense relating to acquired intangible assets during the three months ended September 30, 2015 and 2014, respectively. Intangible asset balances consisted of the following:

($ in thousands)	September 30, 2015	June 30, 2015
	(unaudited)
Goodwill	$7,663	$7,663
Trademarks - Indefinite	432	432
Trademarks - Amortizable	-	-
Patents	-	-
Total	$8,095	$8,095

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

($ in thousands)	September 30, 2015	June 30, 2015
	(unaudited)
Accrued compensation and related sales commissions	$660	$673
Accrued professional fees	434	301
Accrued taxes and filing fees	504	505
Advanced customer billings	289	390
Accrued rent	54	75
Accrued other	214	213
	2,155	2,157
Less current portion	(2,117)	(2,108)
	$38	$49

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

In connection with the Bank extending the Line of Credit, in January 2013, the Company issued to the Bank warrants to purchase up to 45,000 shares of common stock of the Company at any time prior to December 31, 2017 at an exercise price of $2.10 per share. The fair value of the warrants of $56 thousand was amortized as interest expense in the two fiscal years ended through June 30, 2014.

The balance due on the Line of Credit was $4.0 million at September 30, 2015 and June 30, 2015. At September 30, 2015, $3.0 million was available under the Line of Credit.

	As of or Three Months Ended September 30,
($ in thousands)	2015	2014
Balance at period-end	$4,000	$5,000
Maximum amount outstanding at any month end	$4,000	$5,000
Average balance outstanding during the period	$4,000	$5,000
Weighted-average interest rate:
As of the period-end	5.25%	5.25%
Paid during the period	5.25%	5.25%

Interest expense on the line of credit was approximately $54 thousand and $66 thousand during each of the three months ended September 30, 2015 and 2014, respectively.

8. LONG-TERM DEBT

CAPITAL LEASES

The company periodically enters into capital lease obligations to finance certain office and network equipment for use in its daily operations. During the three-month period ended September 30, 2015 the company entered into capital lease obligations of $35 thousand. The interest rates on these obligations were approximately 5.60%. The value of the acquired equipment is included in property and equipment and amortized accordingly.

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

8. LONG-TERM DEBT (CONTINUED)

OTHER LOAN AGREEMENTS

The company periodically enters into other loan agreements to finance the purchase of various assets as needed, including computer equipment, insurance premiums, network equipment and software for use in its operations. During the three-month period ended September 30, 2015, the company entered into loan agreements for $103 thousand. The interest rates on these obligations were approximately 5.27%. The value of these financed insurance premiums acquired is included in prepaid expenses and other assets and expensed accordingly.

ASSIGNMENT OF QUICKSTART LEASES

In February and May 2015, the Company assigned its interest in certain finance receivables (various sixty-month QuickStart leases) to third-party finance companies in exchange for cash and the assumption of financing obligations in the aggregate of $1.8 million and $304 thousand, respectively. These assignment transactions contain recourse provisions for the Company which requires the proceeds from the assignment to be treated as long-term debt. The financing obligations range in rate from 9.41% to 9.45%.

The balance of long-term debt as of September 30, 2015 and June 30, 2015 are shown in the table below.

($ in thousands)	September 30, 2015	June 30, 2015
	(unaudited)
Capital lease obligations	$332	$338
Other loan agreements	92	-
Lease financing obligations	1,917	1,994
	2,341	2,332
Less current portion	583	478
	$1,758	$1,854

The maturities of long-term debt for each of the fiscal years following September 30, 2015 are as follows:

($ in thousands)
2016 (remaining nine months)	$460
2017	513
2018	500
2019	487
2020	374
Thereafter	7
$2,341

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the fair value hierarchy described in Note 1, the following table shows the fair value of the Company’s financial instrument that is required to be measured at fair value as of September 30, 2015 and June 30, 2015:

($ in thousands) September 30, 2015 (unaudited)	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$635	$635

June 30, 2015	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$978	$978

As of September 30, 2015 and June 30, 2015, the Company held no Level 1 or Level 2 financial instruments.

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

9. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

As of September 30, 2015 and June 30, 2015, the fair values of the Company’s Level 3 financial instrument totaled $635 thousand and $978 thousand, respectively. The Level 3 financial instrument consists of common stock warrants issued by the Company in March 2011, which include features requiring liability treatment of the warrants. The fair value of warrants issued in March 2011 to purchase 3.9 million shares of the Company’s common stock is based on valuations performed by an independent third party valuation firm. The fair value was determined using proprietary valuation models using the quality of the underlying securities of the warrants, restrictions on the warrants and security underlying the warrants, time restrictions and precedent sale transactions completed in the secondary market or in other private transactions. There were no transfers of assets or liabilities between level 1, level 2, or level 3 during the quarters ended September 30, 2015 and 2014.

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the three months ended September 30, 2015 and 2014:

($ in thousands)	Three months ended September 30,
	2015	2014

Beginning balance	$(978)	$(585)
Gain due to change in fair value of warrant liabilities	343	310
Ending balance	$(635)	$(275)

10. WARRANTS

During the three months ended September 30, 2015, warrants were exercised at $2.6058 per share resulting in the issuance of 11,000 shares of common stock with proceeds of $29 thousand. There were no exercises, issuances or expiration of warrants during the three months ended September 30, 2014. There have been no new warrants issued since January 2013.

Warrant activity for the three-month period ended September 30, 2015 was as follows:

Warrants
Outstanding at June 30, 2015	4,309,000
Issued	-
Exercised	(11,000)
Expired	-
Outstanding at September 30, 2015	4,298,000

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

11. INCOME TAXES

For the three months ended September 30, 2015, an income tax provision of $27 thousand (substantially all deferred income taxes) was recorded based upon income before provision before income taxes using an estimated annual effective income tax rate of 39% for the fiscal year ending June 30, 2016 net of a benefit for the tax effect of the change in the fair value of warrant liabilities which was treated discretely.

For the three months ended September 30, 2014, an income tax benefit of $360 thousand (substantially all deferred income taxes) was recorded based upon a loss before benefit for income taxes using an estimated annual effective income tax rate of 56% for the fiscal year ended June 30, 2015 and a benefit for the tax effect of the change in the fair value of warrant liabilities which was treated discretely.

A reconciliation of the federal statutory rate of 34% to the quarterly effective rate for the three months ended September 30, 2015 and 2014 is as follows:

	2015	2014
Federal statutory rate	34%	34%
Effects of permanent differences	2%	14%
State income taxes, net of federal benefit	3%	8%
Subtotal	39%	56%
Change in fair value of warrant liabilities treated discretely	-32%	29%
Other	-	1%
	7%	86%

Deferred tax assets recorded on the balance sheets are as follows:

($ in thousands)
Deferred Tax Assets:	September 30, 2015	June 30, 2015
	(unaudited)
Current	$1,258	$1,258
Long-Term	25,761	25,788
	$27,019	$27,046

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

12. STOCK BASED COMPENSATION PLANS

STOCK OPTIONS

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for options granted during:

	Three months ended September 30,
	2015	2014
Expected volatility	63-66%	79%
Expected life	4 - 4.5 years	7 years
Expected dividends	0.00%	0.00%
Risk-free interest rate	1.34-1.49%	2.04%

Stock based compensation related to stock options for the three months ended September 30, 2015 and 2014 was $115 thousand  and $52 thousand, respectively. Unrecognized compensation related to stock option grants as of September 30, 2015 was $444 thousand.

Changes in outstanding stock options for the three months ended September 30, 2015 and 2014 consisted of the following:

	2015			2014
	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, beginning of period	538,888	$1.86	$1.33	120,000	$2.05	$1.49
Granted	119,586	$3.38	$1.77	328,888	$1.80	$1.27
Forfeited	-	$-	$-	-	$-	$-
Expired	-	$-	$-	-	$-	$-
Exercised	-	$-	$-	-	$-	$-
Options outstanding, end of period	658,474	$2.14	$1.41	448,888	$1.87	$1.33

Changes in unvested stock options for the three months ended September 30, 2015 and 2014 consisted of the following:

	2015		2014
	Options	Weighted Average Grant Date Fair Value	Options	Weighted Average Grant Date Fair Value
Unvested options, beginning of period	505,553	$1.32	120,000	$1.49
Granted	119,586	$1.77	328,888	$1.27
Vested	(168,888)	$1.27	-	$-
Forfeited	-	$-	-	$-
Unvested options, end of period	456,251	$1.46	448,888	$1.33

Exercise prices of stock options outstanding as of September 30 and June 30, 2015 consisted of the following:

	September 30, 2015		June 30, 2015
	(unaudited)

Range of Exercise Prices	Options Outstanding	Options Exercisable	Options Outstanding	Options Exercisable
$1.62 to $1.68	75,000	-	75,000	-
$1.80	328,888	168,888	328,888	-
$2.05	100,000	33,335	100,000	33,335
$2.09	10,000	-	10,000	-
$2.75	25,000	-	25,000	-
$3.38	119,586	-	-	-
	658,474	202,223	538,888	33,335

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	September 30, 2015		June 30, 2015
	(unaudited)
($ in thousands except per share price and number of options)	Options Outstanding	Options Exercisable	Options Outstanding	Options Exercisable
Number of stock options	658,474	202,223	538,888	33,335
Weighted average exercise price	$2.14	$1.84	$1.86	$2.05
Aggregate intrinsic value	$230	$131	$451	$22
Weighted average contractual life	6.11	5.88	6.21	5.97
Share price	$2.49	$2.49	$2.70	$2.70

STOCK GRANTS

The Company’s nonvested common shares as of September 30, 2015, and changes during the period then ended consisted of the following:

	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at June 30, 2015	18,604	$1.88
Granted	131,558	3.04
Vested	(21,664)	2.70
Nonvested at September 30, 2015	128,498	$2.97

13. PREFERRED STOCK

The authorized Preferred Stock may be issued from time to time in one or more series, each series with such rights, preferences or restrictions as determined by the Board of Directors. As of September 30, 2015 each share of Series A Preferred Stock is convertible into 0.194 of a share of Common Stock and each share of Series A Preferred Stock is entitled to 0.194 of a vote on all matters on which the holders of Common Stock are entitled to vote. Series A Preferred Stock provides for an annual cumulative dividend of $1.50 per share, payable when, as and if declared by the Board of Directors, to the shareholders of record in equal parts on February 1 and August 1 of each year. Any and all accumulated and unpaid cash dividends on the Series A Preferred Stock must be declared and paid prior to the declaration and payment of any dividends on the Common Stock.

The Series A Preferred Stock may be called for redemption at the option of the Board of Directors for a price of $11.00 per share plus payment of all accrued and unpaid dividends. No such redemption has occurred as of September 30, 2015. In the event of any liquidation as defined in the Company’s Articles of Incorporation, the holders of shares of Series A Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders. The Series A Preferred Stock liquidation preference as of September 30, 2015 and June 30, 2015 is as follows:

($ in thousands)	September 30, 2015	June 30, 2015
	(unaudited)

Shares outstanding at $10.00 per share	$4,430	$4,430
Cumulative unpaid dividends	13,257	12,925
	$17,687	$17,355

Cumulative unpaid dividends are convertible into common shares at $1,000 per common share at the option of the shareholder. During the three months ended September 30, 2015 and 2014, no shares of Preferred Stock nor cumulative preferred dividends were converted into shares of common stock.

USA Technologies, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

14. RETIREMENT PLAN

The Company’s 401(k) Plan (the “Retirement Plan”) allows employees who have completed six months of service to make voluntary contributions up to a maximum of 100% of their annual compensation, as defined in the Retirement Plan and subject to IRS limitations. The Company may, in its discretion, make a matching contribution, a profit sharing contribution, a qualified non-elective contribution, and/or a safe harbor 401(k) contribution to the Retirement Plan. The Company must make an annual election at the beginning of the plan year as to whether it will make a safe harbor contribution to the plan. For the plan year ending June 30, 2016, the Company has elected to make safe harbor matching contributions of 100% of the participant’s first 3% and 50% of the next 2% of compensation deferred into the Retirement Plan. The Company’s safe harbor contributions for the three months ended September 30, 2015 and 2014 approximated $54 thousand and $47 thousand, respectively.

15. RELATED PARTY TRANSACTIONS

There were no related party transactions during the three months ended September 30, 2015 and 2014.

16. COMMITMENTS AND CONTINGENCIES

SALE AND LEASEBACK TRANSACTIONS

In June 2014 and through the three months ended September 30, 2014, the Company and a third party finance company, entered into Sale Leaseback Agreements (the “Sale Leaseback Agreements” or a “Sale Leaseback Agreement”) pursuant to which a third-party finance company purchased ePort equipment owned by the Company and used by the Company in its JumpStart Program.

Upon the completion of the sale under these agreements, the Company computed a gain on the sale of its ePort equipment, which is deferred and is amortized in proportion to the related gross rental charged to expense over the lease terms in accordance with the FASB topic ASC 840-40, “Sale Leaseback Transactions”. The computed gain on the sale is recognized ratably over the 36-month term and charged as a reduction to the Company’s JumpStart rent expense included in costs of services in the Company’s Consolidated Statement of Operations. The Company is accounting for the Sale Leaseback as an operating lease and is obligated to pay to the finance company a base monthly rental for this equipment during the 36-month lease term.

The following table summarizes the changes in deferred gain from the sale-leaseback transactions:

($ in thousands)	Three months ended September 30,
	2015	2014
Beginning balance	$1,760	$1,143
Recognition of deferred gain	(215)	(188)
Ending balance	1,545	955
Less current portion	860	860
Non-current portion of deferred gain	$685	$95

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

USA Technologies, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

On July 24, 2015, the Company filed a counterclaim against Universal Clearing seeking damages of approximately $680 thousand which were incurred by the Company in connection with chargebacks relating to Universal Clearing’s sub-merchants which had been boarded on the Company’s service. The counterclaim alleges that Universal Clearing is responsible under the agreement for these chargebacks, and Universal Clearing misrepresented to the Company the business practices and other matters relating to these sub-merchants. On August 17, 2015, Universal Clearing filed an answer to the counterclaim denying that it was responsible for the chargebacks or had made any misrepresentations.

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

On October 1, 2015, a purported class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania by Steven P. Messner, individually and on behalf of all others similarly situated, against the Company and its executive officers, alleging violations under the Securities Exchange Act of 1934. The lawsuit was filed on behalf of a purported class of investors who purchased or otherwise acquired securities of the Company between September 29, 2014 through September 29, 2015. The complaint alleges that the defendants made materially false and misleading statements, relating to, among other things, the failure to identify a large number of uncollectible small balance accounts. The complaint seeks certification as a class action and unspecified damages including attorneys’ fees and other costs. Based on its review of the complaint, the Company believes that the claims alleged in the complaint lack merit, and intends to vigorously defend against the claims.

17. SUBSEQUENT EVENTS

On October 19, 2015, the Company and David M. DeMedio entered into a Separation Agreement and Release (the “Separation Agreement”), pursuant to which Mr. DeMedio resigned as Chief Services Officer of the Company effective October 14, 2015. Pursuant to the Separation Agreement, the Company shall provide Mr. DeMedio with, among other things, an amount of $270,000, payable bi-weekly over a one-year period, an amount of $67,500 in four equal quarterly payments, and 60,000 non-qualified stock options and 28,659 shares of common stock, which were previously awarded to Mr. DeMedio but had not vested as of the date of his resignation. The Separation Agreement also provides that Mr. DeMedio shall provide consulting services to the Company.

The Company has concluded that there are no other subsequent events requiring disclosure other than the item listed above and the October 1, 2015 purported class action complaint referenced in Note 16.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected, include, for example:

●	general economic, market or business conditions;

●	the ability of the Company to raise funds in the future through sales of securities or debt financing in order to sustain its operations if an unexpected or unusual event would occur;

●	the ability of the Company to compete with its competitors to obtain market share;

●	whether the Company’s current or future customers purchase, lease, rent or utilize ePort devices or our other products in the future at levels currently anticipated by our Company, including appropriate diversification resulting from sources other than our JumpStart Program;

●	whether the Company’s customers continue to utilize the Company’s transaction processing and related services, as our customer agreements are generally cancelable by the customer on thirty to sixty days’ notice;

●	the ability of the Company to satisfy its trade obligations included in accounts payable and accrued expenses;

●	the ability of a sufficient number of our customers to utilize third party leasing companies under our QuickStart program in order to continue to significantly reduce net cash used in operating activities;

●	the incurrence by us of any unanticipated or unusual non-operating expenses which would require us to divert our cash resources from achieving our business plan;

●	the ability of the Company to predict or estimate its future quarterly or annual revenues and expenses given the developing and unpredictable market for its products;

●	the ability of the Company to retain key customers from whom a significant portion of its revenues are derived;

●	the ability of a key customer to reduce or delay purchasing products from the Company;

●	the ability of the Company to obtain widespread commercial acceptance of its products and service offerings such as ePort QuickConnect, mobile payment and loyalty programs;

●	whether any patents issued to the Company will provide the Company with any competitive advantages or adequate protection for its products, or would be challenged, invalidated or circumvented by others;

●	the ability of our products and services to avoid unauthorized hacking or credit card fraud;

●	whether our remediation of a significant deficiency that we have identified in our internal controls over financial reporting would be effective;

●	whether we experience additional material weaknesses in our internal controls over financial reporting in the future, and are not able to accurately or timely report our financial condition or results of operations;

●	whether our suppliers would increase their prices, reduce their output or change their terms of sale; and

●	the ability of the Company to operate without infringing the proprietary rights of others.

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

OVERVIEW OF THE BUSINESS

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

The Company generates revenue in multiple ways. During fiscal year 2015, we derived approximately 75% of our revenues from recurring license and transaction fees related to our ePort Connect service and approximately 25% of our revenue from equipment sales. Connections to our service stem from the sale or lease of our POS electronic payment devices or certified payment software or the servicing of similar third-party installed POS terminals. Connections to the ePort Connect service are the most significant driver of the Company’s revenues, particularly the recurring revenues from license and transaction fees. Customers can obtain POS electronic payment devices from us in the following ways:

●	Purchasing devices directly from the Company or one of its authorized resellers;

●	Leasing devices under the Company’s QuickStart Program, which are non-cancellable sixty month sales-type leases, through an unrelated equipment leasing company or directly from the Company; and

●	Renting devices under the Company’s JumpStart Program, which are cancellable month-to-month operating leases.

OVERVIEW OF THE COMPANY

Incorporated in 1992, USA Technologies, Inc. has been helping customers in self-serve retail, traditionally cash-based industries, seamlessly make the transition to cashless payment. Highlights of the Company are below:

•	Over 72 employees with its headquarters in Malvern, Pennsylvania

•	Over 10,000 customers and 349,000 connections to our service

•	Three direct sales teams at the national, regional, and local customer-level and a growing number of OEM’s and national distribution partners

•	89 patents have been granted

•	The Company’s fiscal year ends June 30th

•	The Company has traded on the NASDAQ under the symbol “USAT” since 2007

•	As of September 30, 2015 the Company had 35,784,218 common shares outstanding

The Company has deferred tax assets of approximately $27 million resulting from a series of operating loss carry forwards that may be available to offset future taxable income from federal income taxes over the next five or more years.

THE MARKET WE SERVE

We believe our growing customer base is indicative of a broadening adoption and acceptance of cashless payments in the industries we serve. We estimate the United States market generates over $120 billion in annual cashless transaction revenues, representing 13-15 million potential connections in the self-serve retail market. Included in the self-service retail market is the Company’s largest market segment, vending. According to the 2015 State of the Vending Industry report provided by Automatic Merchandizer, as of 2014 there are approximately 5.13 million vending machines in the United States, and of that figure approximately 560,000 have cashless payment capabilities. This is additional evidence of the Company’s position in the market and opportunities for growth.

Additionally, management estimates that the Company’s existing customer base controls over 2.0 million potential connections. The Company views the total installed base of machines managed by its customers that have yet to transition to cashless payment, as a key strategic opportunity for future growth in connections.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared applying certain critical accounting policies. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. Our financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in our industry. We apply critical accounting policies consistently from period to period and intend that any change in methodology occur in an appropriate manner. Accounting policies currently deemed critical are listed below:

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, including from a shortfall in the customer transaction fund flow from which the company would normally collect amounts due.

The allowance is determined through an analysis of various factors including the aging of accounts receivable, the strength of the relationship with the customer, the capacity of the customer transaction fund flow to satisfy the amount due from the customer, an assessment of collection costs and other factors. The allowance for uncollectible accounts receivable is management’s best estimate as of the respective reporting period. If the factors described above were to deteriorate, additional amounts may need to be added to the allowance.

TRENDING QUARTERLY FINANCIAL DATA

The tables presented below show certain financial and non-financial data over a five quarter period that management believes gives readers insight into certain trends and relationships about the Company’s financial performance.

Table 1: Five Quarters of Select Key Performance Indicators

	Three months ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Connections:
Gross New Connections	20,000	34,000	24,000	14,000	13,000
% from Existing Customer Base	86%	89%	82%	82%	84%
Net New Connections	16,000	31,000	14,000	12,000	10,000
Total Connections	349,000	333,000	302,000	288,000	276,000

Customers:
New Customers Added	675	675	475	550	600
Total Customers	10,275	9,600	8,925	8,450	7,900

Volumes:
Total Number of Transactions (millions)	68.8	62.2	54.8	51.0	48.7
Transaction Volume ($millions)	$126.4	$112.8	$97.7	$89.3	$89.2

Financing Structure of Connections:
JumpStart	10.2%	6.0%	11.3%	14.4%	22.7%
QuickStart & All Others *	89.8%	94.0%	88.7%	85.6%	77.3%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

*Includes credit sales with standard trade receivable terms

Highlights of USAT’s connections for the quarter ended September 30, 2015 include:

●	16,000 net new connections to our ePort Connect service in the quarter, compared to 10,000 net connections added in the same quarter last year, an increase of 6,000, or 60%;

●	349,000 connections to the ePort Connect service compared to the same quarter last year of approximately 276,000 connections, an increase of 73,000 connections, or 26%;

●	USAT has shifted from providing financing for the customer’s equipment purchases through month-to-month agreements under the JumpStart rental program, to using outside leasing companies through the QuickStart program with sixty month terms. This shift to QuickStart provides for an upfront payment by the leasing companies for the equipment which significantly improves the Company’s free cash flow**. It should be noted that the Company may hold QuickStart leases as finance receivables for customers that are not able to obtain third party leasing arrangements.

**Free cash flow is defined as the Company’s cash flow from operating activities less cash used for purchases of property for the JumpStart rental program.

Table 2: Quarter Ended September 30, 2015 compared to Quarter Ended September 30, 2014

($ in thousands)	For the three months ended September 30,

	2015	% of Sales	2014	% of Sales	Change	% Change
Revenues:
License and transaction fees	$12,925	77.9%	$10,156	82.9%	$2,769	27.3%
Equipment sales	3,675	22.1%	2,096	17.1%	1,579	75.3%
Total revenues	16,600	100.0%	12,252	100.0%	4,348	35.5%

Costs of sales/revenues:
Cost of services	8,705	67.4%	7,251	71.4%	1,454	20.1%
Cost of equipment	2,848	77.5%	1,866	89.0%	982	52.6%
Total costs of sales/revenues	11,553	69.6%	9,117	74.4%	2,436	26.7%

Gross profit:
License and transaction fees	4,220	32.6%	2,905	28.6%	1,315	45.3%
Equipment sales	827	22.5%	230	11.0%	597	259.4%
Total gross profit	5,047	30.4%	3,135	25.6%	1,912	61.0%

Operating expenses:
Selling, general and administrative	4,796	28.9%	3,632	29.6%	1,164	32.0%
Depreciation	139	0.8%	169	1.4%	(30)	-17.8%
Total operating expenses	4,935	29.7%	3,801	31.0%	1,134	29.8%
Operating income (loss)	112	0.7%	(666)	-5.4%	778	-116.8%

Other income (expense):
Interest income	51	0.3%	10	0.1%	41	410.0%
Interest expense	(119)	-0.7%	(75)	-0.6%	(44)	58.7%
Change in fair value of warrant liabilities	343	2.1%	310	2.5%	33	10.6%
Total other income, net	275	1.7%	245	2.0%	30	12.2%

Income (loss) before benefit (provision) for income taxes	387	2.3%	(421)	-3.4%	808	-191.9%
Benefit (provision) for income taxes	(27)		360		(387)	-107.5%

Net income (loss)	360	2.2%	(61)	-0.5%	421	-690.2%
Cumulative preferred dividends	(332)	-2.0%	(332)	-2.7%	-	0.0%
Net income (loss) applicable to common shares	$28	0.2%	$(393)	-3.2%	$421	-107.1%
Net earnings (loss) per common share - basic	$-		$(0.01)		$0.01	-100.0%
Basic weighted average number of common shares outstanding	35,788,199		35,586,455		201,744	0.6%
Net loss per common share - diluted	$(0.01)		$(0.01)		$0.00	-9.4%
Diluted weighted average number of common shares outstanding	36,427,683		35,586,455		841,228	2.4%

Adjusted EBITDA	$1,734	10.4%	$946	7.7%	$788	83.3%

Non-GAAP net income (loss) applicable to common shares	$(288)	-6.8%	$(1,072)	-8.7%	$784	-73.1%

Total connections	349,000		276,000
Net new connections	16,000		10,000

Revenue. The increase in net new connections of 16,000 in the current quarter compared 10,000 in the same quarter last year represents an increase of 60% and is driving the 75% increase in quarter-over-quarter equipment sales. The Company’s total connections has grown to 349,000 at September 30, 2015 compared to 276,000 at September 30, 2014, or a 26% increase quarter-over-quarter. The increase in total connections is driving the growth in licenses and transaction fees of 27% quarter-over-quarter.

Gross Margin. Equipment gross margins have expanded from 11.0% in September 30, 2014 to 22.5% in September 30, 2015 due to increases in sales under the QuickStart program. License and transaction fees gross margin has expanded over the same period from 28.6% to 32.6% as promotional grace-periods for new customers ended.

Operating Expenses. Has improved for the quarter ended September 30, 2015 as a percentage of sales to 29.7% compared to the same quarter last year September 30, 2014 of 31.0% as the company begins to leverage its premises, equipment and insurance costs. As revenues continue to grow over time, management expects operating expenses as a percentage of sales to decrease gradually over time. Although in the near term there will be variations from quarter to quarter based on business needs. Specifically, the Company anticipates additional selling, general and administrative (“SG&A”) spending on research and development, sales & customer service support, along with accounting and professional fees as the company may need to meet SOX 404 this fiscal year. See Table 4 on page 30 for a breakdown of quarterly SG&A.

Total Other Income / (Expense). Includes interest expense, other income, and the change in the fair value of warrants. The primary driver for volatility in Other Income / (Expense) has been non-cash changes to the fair value of the warrant liabilities which are based directly on the Company’s stock price. The Company adjusts the warrant liability for fair value using the Black-Scholes model through the income statement quarterly.

Net Income. Net income is a function of the described items above. The increase in net income is attributable to the improved gross margin in license and transaction fees and equipment sales in addition to modestly leveraging the Company’s SG&A costs as a percentage of sales.

Adjusted EBITDA. Improved from 7.7% in September 30, 2014 to 10.4% in September 30, 2015 with the increased gross margin on equipment sales and license and transaction fees, as well as the modest leveraging of SG&A as a percent of sales.

Weighted Average Shares Outstanding. Increases are related to stock based compensation.

Table 3: Reconciliation of Net Income (Loss) to Adjusted EBITDA:

	For the three months ended
	September 30,	September 30,
($ in thousands)	2015	2014
Net income (loss)	$360	$(61)

Less interest income	(51)	(10)
Plus interest expenses	119	75
Plus income tax expense (benefit)	27	(360)
Plus depreciation expense	1,350	1,473
Less change in fair value of warrant liabilities	(343)	(310)
Plus stock-based compensation	272	139
Adjusted EBITDA	$1,734	$946

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

Table 4: Quarterly Selling General & Administrative (SG&A) Expenses

	Three months ended
($ in thousands)	September 30, 2015	% of SG&A	June 30, 2015	% of SG&A	March 30, 2015	% of SG&A	December 31 2014	% of SG&A	September 30, 2014	% of SG&A

Salaries and benefit costs	$2,685	56.0%	$2,295	45.8%	$2,533	59.2%	$2,131	60.4%	$2,204	60.7%
Marketing related expenses	333	6.9%	580	11.6%	184	4.3%	215	6.1%	247	6.8%
Professional services	799	16.7%	844	16.8%	708	16.5%	460	13.0%	498	13.7%
Bad debt expense	236	4.9%	497	9.9%	303	7.1%	141	4.0%	159	4.4%
Premises, equipment and insurance costs	399	8.3%	475	9.5%	372	8.7%	370	10.5%	402	11.0%
Research and development expenses	191	4.0%	154	3.1%	96	2.2%	115	3.3%	50	1.4%
Other expenses	153	3.2%	164	3.3%	84	2.0%	98	2.8%	72	2.0%
Total SG&A expenses	$4,796	100%	$5,009	100%	$4,280	100%	$3,530	100%	$3,632	100%

Salaries and Benefit Costs. Includes employee compensation and benefits, director’s fees, incentives, and stock-based compensation. The increase in cost from the quarters ended June 30, 2015 to September 30, 2015 was primarily from stock based compensation costs and other amounts.

Marketing Related. Marketing related costs were higher for the quarter ended June 30, 2015 due to trade show expenses and marketing initiatives for sales support and sales deployment.

Professional Services. Professional services include information technology, legal, public relations, accounting, and other consulting costs. The Company anticipates continued use of professional services to support its growing sales and service structure.

Bad Debt Expense. Typically bad debt expense has been approximately 5% of SG&A. Higher costs were recorded in the quarter ended June 30, 2015 due to a review of certain small balance accounts which is discussed in Item 4 of this Form 10-Q.

Premises, Equipment and Insurance Costs. Includes facilities, sales & use taxes, and workers compensation. The increase in the quarter ended June 30, 2015 compared to other quarters was from sales & use tax and printing expenses related to marketing initiatives in the same quarter.

Research and Development. Includes product development costs that cannot be capitalized including materials and contractors.

Other expenses. Includes bank fees, recruiting expenses, non-inventory supplies, currency gain/loss and subscriptions.

Table 5: Non-GAAP Earnings Per Share

	Three months ended
	September 30,	September 30,
($ in thousands)	2015	2014

Net income (loss)	$360	$(61)
Non-GAAP adjustments:
Non-cash portion of income tax provision/benefit	27	(369)
Fair value of warrant adjustment	(343)	(310)
Non-GAAP net income (loss)	$44	$(740)

Net income (loss)	$360	$(61)
Cumulative preferred dividends	(332)	(332)
Net income (loss) applicable to common shares	$28	$(393)

Non-GAAP net income (loss)	$44	$(740)
Cumulative preferred dividends	(332)	(332)
Non-GAAP net loss applicable to common shares	$(288)	$(1,072)

Net earnings (loss) per common share - basic	$-	$(0.01)
Non-GAAP net loss per common share - basic	$(0.01)	$(0.03)

Basic weighted average number of common shares outstanding	35,788,199	35,586,455

Net loss per common share - diluted	$(0.01)	$(0.01)
Non-GAAP net loss per common share - diluted	$(0.01)	$(0.03)
Diluted weighted average number of common shares outstanding	36,427,683	35,586,455

The gradual increases in the basic weighted average number of common shares has been due to stock issued through the Company’s stock based compensation programs.

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

Table 6: Balance Sheet as of September 30, 2015 Compared to June 30, 2015

($ in thousands)		September 30, 2015	June 30, 2015	$ Change	% Change
Assets
Current assets:
Cash		$11,592	$11,374	$218	2%
Accounts receivable, less allowance	*	6,448	5,971	477	8%
Finance receivables		946	941	5	1%
Inventory		3,718	4,216	(498)	-12%
Deferred income taxes		1,258	1,258	-	0%
Prepaid expenses and other current assets		625	574	51	9%
Total current assets		24,587	24,334	253	1%

Finance receivables, less current portion		3,525	3,698	(173)	-5%
Property and equipment, net		11,890	12,869	(979)	-8%
Goodwill and intangibles		8,095	8,095	-	0%
Deferred income taxes		25,761	25,788	(27)	0%
Other assets		342	350	(8)	-2%
Total assets		$74,200	$75,134	$(934)	-1%

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	*	$9,498	$10,542	$(1,044)	-10%
Accrued expenses		2,117	2,108	9	0%
Line of credit		4,000	4,000	-	0%
Current obligations under long-term debt		583	478	105	22%
Income taxes payable		54	54	-	0%
Deferred gain from sale - leaseback transactions		860	860	-	0%
Total current liabilities		17,112	18,042	(930)	-5%
Long-term liabilities
Long-term debt, less current portion		1,758	1,854	(96)	-5%
Accrued expenses, less current portion		38	49	(11)	-22%
Warrent liabilities		635	978	(343)	-35%
Deferred gain from sale - leaseback transactions, less current portion		685	900	(215)	-24%
Total long-term liabilities		3,116	3,781	(665)	-18%
Total liabilities		20,228	21,823	(1,595)	-7%

Shareholders’ equity:
Preferred stock, no par value		3,138	3,138	-	0%
Common stock, no par value		225,175	224,874	301	0%
Accumulated deficit		(174,341)	(174,701)	360	0%
Total shareholders’ equity		53,972	53,311	661	1%
Total liabilities and shareholders’ equity		$74,200	$75,134	$(934)	-1%

Total current assets		$24,587	$24,334	$253	1%
Total current liabilities		17,112	18,042	(930)	-5%
Net working capital		$7,475	$6,292	$1,183	19%

* Accounts receivable, net of allowance for uncollectible accounts, and accounts payable have increased by the following amounts due to reclassifications		$-	$1,299

Highlights from the Balance Sheet as of September 30, 2015 compared to June 30, 2015 include:

•	Property and Equipment (“PP&E”) includes mostly JumpStart rental equipment and has declined $979 thousand pursuant to the Company’s strategy of using third-party leasing programs through QuickStart. PP&E is expected to continue to decline over time.
•	Accounts payable declined $1.0 million as the Company paid down its vendors over the normal course of business.
•	Accounts receivable in both periods include approximately $1 million in aged receivables (>90 days) of a large equipment sale due from a third-party leasing company under our QuickStart program. Collection was received subsequent to September 30, 2015 and was delayed due to documentation requirements. The Company is working to improve its lease document workflow to accelerate collections and improve cash flow.

LIQUIDITY AND CAPITAL RESOURCES

Highlights from the statement of cash flow include:

•	The quarter ended September 30, 2015 resulted in a $168 thousand decrease in finance receivables consistent with the Company’s goal of using outside third-party leasing through the QuickStart program to accelerate cash receipts from equipment sales.
•	Investing activities around the purchasing of property for the JumpStart rental program has been zero during the past four quarters due to the QuickStart program and transfers from inventory.
•	The Company has been operating cash flow positive in the last three quarters and expects continued growth of cash flow from operations and free cash flow.

The Company reintroduced QuickStart in September 2014, a program whereby our customers are able to purchase our ePort hardware via a five-year, non-cancellable lease. The Company previously financed its customer’s ePort equipment purchases primarily through JumpStart. Under Jumpstart, the Company records an investing capital expenditure cash outflow for the equipment provided and fixed assets on the balance sheet, and then receives rental income from a month-to-month lease. Under the QuickStart program, the Company provides the equipment in a rent-to-own agreement and creates a long-term and short-term finance receivable for five-year leases. In the third and fourth quarters of fiscal 2015, the Company signed vendor agreements with two leasing companies, whereby our customers would enter into leases directly with the leasing companies. Under this scenario, USAT invoices the leasing company for the equipment leased by our customer, and records the full equipment sales amount to accounts receivable. Unlike finance receivables, where the cash from the equipment sale would be collected over a five-year period, the accounts receivable due from the leasing company is typically collected within 30 days. QuickStart through third-party leasing companies reduces cash flow needed for investing activities and improves the cash flow from operations which when combined increases the Company’s free cash flow.

Since entering into vendor agreements with two third-party leasing companies, the majority of QuickStart sales consummated have been with customers entering into a lease directly with the leasing companies. Our customers have shifted from acquiring our product via JumpStart, which accounted for 60% of our gross connections in fiscal year 2014, to QuickStart and sales under normal trade receivable terms which accounted for 88% of our gross connections in fiscal year 2015, and was approximately 90% of gross connections in the first quarter of fiscal year 2016. The Company is actively working to expand its outside leasing partners. The goal of the program would be to have enough leasing partners so that USAT does not need to provide financing to it’s customers. Accordingly, with continued success of the QuickStart third-party leasing program, the Company should continue to generate positive cash flow from operations during the remainder of the 2016 fiscal year.

Sources of Cash

Primary: The Company’s primary sources of cash include:

•	Current cash on hand of approximately $11.6 million as of September 30, 2015;

•	In addition to cash on hand, the Company generated cash flow from operations of $3.1 million over the nine months ended September 30, 2015. The Company’s increased liquidity position is further demonstrated by increases in net working capital, which is defined as current assets less current liabilities, which were $7.5, $6.3, $5.7, $2.6 and $2.1 million over the last five quarters beginning with the quarter ended September 30, 2014. These positive trends are expect to continue and translate into continued free cash flow; and

•	$3.0 million available on the line of credit with the primary lender, provided we continue to satisfy the various covenants set forth in the loan agreement.

Other Sources: Other sources of cash include:

•	Approximately $11.1 million of potential cash from unexercised stock warrants exercisable at $2.6058 per share that are set to expire on September 18, 2016.

•	If the Company exhausted its primary sources of cash and required capital, it believes it could access approximately $2.5 million from the sale of finance receivables at a discount to a third-party lender (netted against $1.9 million already sold with recourse);

•	The Company has had success in accessing capital markets, debt and equity, in the past. However the current focus is on profitability and generating free cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since June 30, 2015. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended June 30, 2015.

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness as of the end of the period covered by this Form 10-Q of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). We maintain disclosure controls and procedures to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of such period. This conclusion reflected the remediation by the Company during the period covered by this Form 10-Q of the significant deficiency in its internal controls over financial reporting related to the large number of small balance customer accounts which may be uncollectible and which are described below and reflected in our annual report on Form 10-K for the fiscal year ended June 30, 2015 (the “Form 10-K”).

(b) Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2015, the Company implemented certain changes in its internal controls over financial reporting relating to the uncollected customer accounts described below. Based on the procedures implemented during the quarter, management believes that the significant deficiency relating to the amount of the bad debt reserve attributable to these uncollected customer accounts has been addressed and remediated.

In our annual report on Form 10-K, we reported that management had identified deficiencies in both the design and operating effectiveness of the Company’s internal controls over financial reporting, which, when aggregated, represented a material weakness in internal controls. The most significant of these was the process over the reconcilement, analysis and management oversight of certain customer accounts receivable balances related to customer processing and service fees which had not been billed to customers, and as to which there had been no customer transaction fund flows from which the Company could collect the amounts due in accordance with its normal procedures. The procedures in place did not identify a large number of these customer accounts that may be uncollectible and were not appropriately dispositioned, collected, remediated, reserved-for and/or written-off. Subsequent to its September 10, 2015 press release which was filed as an exhibit to the Company’s Form 8-K dated September 11, 2015, and prior to its filing of the Form 10-K on September 30, 2015, the Company increased its analysis, documentation and support relating to these customer accounts which may be uncollectible. As a result, and as reflected in the Form 10-K which contained its June 30, 2015 audited financial statements, the Company changed the financial results from those included in its September 10, 2015 press release by increasing its bad debt reserve by approximately $450 thousand resulting in an after-tax charge of approximately $270 thousand relating to these customer accounts.

In addition, and as described in Note 1 to the financial statements contained in this Form 10-Q, as part of the remediation of these uncollected customer accounts, management has elected to use a more appropriate accounting classification commencing with its September 30, 2015 financial statements. Pursuant thereto, these uncollected customer accounts receivable and the related allowance were no longer reflected in accounts payable where they have been reflected on a consistent basis in all prior periods, and are now reflected in accounts receivable. The new accounting classification is more appropriate now, as the uncollected customer accounts have been outstanding for longer time periods and are larger in the aggregate than was anticipated when the accounting process was established many years ago. Accordingly, the respective balances for all prior periods presented in the financial statements contained in this Form 10-Q were reclassified in order to be consistent and comparable to the accounting classification of these items in our September 30, 2015 financial statements. Note 1 to the financial statements contained in this Form 10-Q details the reclassification of the respective consolidated balance sheets and the consolidated statements of cash flows. This new accounting classification and the reclassification of the prior period financial statements had no effect on the consolidated statements of operations or the consolidated statements of shareholders’ equity.

Except as described above, there were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information.

ITEM 1. LEGAL PROCEEDINGS

On October 1, 2015, a purported class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania by Steven P. Messner, individually and on behalf of all others similarly situated, against the Company and its executive officers, alleging violations under the Securities Exchange Act of 1934. The lawsuit was filed on behalf of a purported class of investors who purchased or otherwise acquired securities of the Company between September 29, 2014 through September 29, 2015. The complaint alleges, among other things, that the defendants failed to disclose that there were significant deficiencies in the design and operating effectiveness of the Company’s internal control over financial reporting, which, when aggregated, represented a material weakness in internal control, and, as a result, the Company’s public statements were materially false and misleading. The complaint seeks certification as a class action, unspecified compensatory damages plus interest, attorneys’ fees and other costs. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against the action vigorously.

Item 3. Defaults Upon Senior Securities

There were no defaults on any senior securities. However, on August 1, 2015 an additional $332 thousand of dividends were accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of September 30, 2015 are $13.3 million. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

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

USA TECHNOLOGIES, INC.

Date: November 12, 2015	/s/ Stephen P. Herbert
Stephen P. Herbert,
Chief Executive Officer

Date: November 12, 2015	/s/ J. Duncan Smith
J. Duncan Smith
Chief Financial Officer

