Form 10-Q
period 2015-12-31
USA TECHNOLOGIES INC
filed 2016-02-12
CIK 896429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 1, 2016, there were 35,944,615 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

	December 31,	June 30,
($ in thousands, except shares)	2015	2015

Assets
Current assets:
Cash	$14,809	$11,374
Accounts receivable, less allowance for doubtful accounts of $1,698 and $1,309, respectively	6,976	5,971
Finance receivables	1,503	941
Inventory	2,849	4,216
Prepaid expenses and other current assets	902	574
Deferred income taxes	1,258	1,258
Total current assets	28,297	24,334

Finance receivables, less current portion	2,435	3,698
Other assets	326	350
Property and equipment, net	10,856	12,869
Deferred income taxes	25,607	25,788
Goodwill and intangibles	8,095	8,095
Total assets	$75,616	$75,134

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,876	$10,542
Accrued expenses	2,116	2,108
Line of credit	7,000	4,000
Current obligations under long-term debt	524	478
Income taxes payable	-	54
Deferred gain from sale-leaseback transactions	860	860
Total current liabilities	18,376	18,042

Long-term liabilities:
Long-term debt, less current portion	1,584	1,854
Accrued expenses, less current portion	26	49
Warrant liabilities	1,865	978
Deferred gain from sale-leaseback transactions, less current portion	470	900
Total long-term liabilities	3,945	3,781
Total liabilities	22,321	21,823

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000 Series A convertible preferred- Authorized shares- 900,000 Issued and outstanding shares- 442,968 (liquidation preference of $17,687 and $17,355, respectively)	3,138	3,138
Common stock, no par value: Authorized shares- 640,000,000 Issued and outstanding shares- 35,834,174 and 35,747,242, respectively	225,372	224,874
Accumulated deficit	(175,215)	(174,701)
Total shareholders’ equity	53,295	53,311
Total liabilities and shareholders’ equity	$75,616	$75,134

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
($ in thousands, except per share data)	2015	2014	2015	2014

Revenues:
License and transaction fees	$13,674	$10,480	$26,599	$20,636
Equipment sales	4,829	2,342	8,504	4,438
Total revenues	18,503	12,822	35,103	25,074

Costs of sales/revenues:
Cost of services	9,067	7,158	17,772	14,409
Cost of equipment	3,953	1,930	6,801	3,796
Total costs of sales/revenues	13,020	9,088	24,573	18,205
Gross profit	5,483	3,734	10,530	6,869

Operating expenses:
Selling, general and administrative	4,762	3,531	9,558	7,163
Depreciation	127	152	266	321
Total operating expenses	4,889	3,683	9,824	7,484
Operating income (loss)	594	51	706	(615)

Other income (expense):
Interest income	20	4	71	14
Interest expense	(104)	(49)	(223)	(124)
Change in fair value of warrant liabilities	(1,230)	135	(887)	445
Total other income (expense), net	(1,314)	90	(1,039)	335

Income (loss) before provision for income taxes	(720)	141	(333)	(280)
Provision for income taxes	(154)	(402)	(181)	(42)

Net loss	(874)	(261)	(514)	(322)
Cumulative preferred dividends	-	-	(332)	(332)
Net loss applicable to common shares	$(874)	$(261)	$(846)	$(654)
Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.02)	$(0.02)
Basic and diluted weighted average number of common shares outstanding	35,828,776	35,657,519	35,808,488	35,625,199

See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
($ in thousands, except shares)	Shares	Amount	Shares	Amount	Deficit	Total

Balance, June 30, 2015	442,968	$3,138	35,747,242	$224,874	$(174,701)	$53,311

Exercise of warrants	-	-	11,000	29	-	29
Stock based compensation
2013 Stock Incentive Plan	-	-	88,678	302	-	302
2014 Stock Option Incentive Plan	-	-	-	207	-	207
Retirement of common stock	-	-	(12,746)	(40)	-	(40)
Net loss	-	-	-	-	(514)	(514)

Balance, December 31, 2015	442,968	$3,138	35,834,174	$225,372	$(175,215)	$53,295

USA Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended		Six months ended
($ in thousands)	December 31,		December 31,
	2015	2014	2015	2014
OPERATING ACTIVITIES:
Net loss	$(874)	$(261)	$(514)	$(322)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Charges incurred in connection with the vesting and issuance of common stock and common stock options for employee and director compensation	237	186	509	325
Gain on disposal of property and equipment	(41)	(4)	(42)	(7)
Bad debt expense	238	141	474	300
Depreciation	1,323	1,444	2,673	2,917
Change in fair value of warrant liabilities	1,230	(135)	887	(445)
Deferred income taxes, net	154	424	181	63
Recognition of deferred gain from sale-leaseback transactions	(215)	(215)	(430)	(403)
Changes in operating assets and liabilities:
Accounts receivable	(767)	(842)	(1,480)	(837)
Finance receivables	533	(778)	701	(1,534)
Inventory	649	(805)	868	(1,943)
Prepaid expenses and other assets	(254)	(248)	(206)	(359)
Accounts payable	(1,623)	(1,859)	(2,667)	(1,905)
Accrued expenses	(13)	(87)	(15)	(273)
Income taxes payable	(70)	-	(70)	(21)

Net cash provided by (used in) operating activities	507	(3,039)	869	(4,444)

INVESTING ACTIVITIES:
Purchase of property and equipment	(33)	(19)	(82)	(50)
Additions of internally developed software	(85)	-	(85)	-
Purchase of property for rental program	-	-	-	(1,642)
Proceeds from sale of rental equipment under sale-leaseback transactions	-	-	-	4,994
Proceeds from sale of property and equipment	101	11	105	35

Net cash provided by (used in) investing activities	(17)	(8)	(62)	3,337

FINANCING ACTIVITIES:
Net proceeds (use) from the issuance (retirement) of common stock and exercise of common stock warrants	(40)	(62)	(11)	(62)
Proceeds (repayment) of line of credit, net	3,000	(1,000)	3,000	(1,000)
Repayment of long-term debt	(233)	(73)	(361)	(169)

Net cash provided by (used in) financing activities	2,727	(1,135)	2,628	(1,231)

Net increase (decrease) in cash	3,217	(4,182)	3,435	(2,338)
Cash at beginning of period	11,592	10,916	11,374	9,072
Cash at end of period	$14,809	$6,734	$14,809	$6,734

Supplemental disclosures of cash flow information:
Interest paid in cash	$107	$56	$213	$135
Depreciation expense allocated to cost of services	$1,186	$1,283	$2,385	$2,577
Reclass of rental program property to inventory, net	$777	$15	$498	$19
Prepaid items financed with debt	$-	$-	$103	$103
Equipment and software acquired under capital lease	$-	$108	$35	$108
Disposal of property and equipment	$238	$10	$337	$52
Disposal of property and equipment under sale-leaseback transactions	$-	$-	$-	$3,873

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. ACCOUNTING POLICIES

BUSINESS

USA Technologies, Inc. (the “Company”, “We”, “USAT”, or “Our”) was incorporated in the Commonwealth of Pennsylvania in January 1992. We are a provider of technology-enabled solutions and value-added services that facilitate electronic payment transactions primarily within the unattended Point of Sale (“POS”) market. We are a leading provider in the small ticket, beverage and food vending industry and are expanding our solutions and services to other unattended market segments, such as amusement, commercial laundry, kiosk, and others. Since our founding, we have designed and marketed systems and solutions that facilitate electronic payment options, as well as telemetry, Internet of Things (“IoT”), and machine-to-machine (“M2M”) services, which include the ability to remotely monitor, control, and report on the results of distributed assets containing our electronic payment solutions. Historically, these distributed assets have relied on cash for payment in the form of coins or bills, whereas, our systems allow them to accept cashless payments such as through the use of credit or debit cards or other emerging contactless forms, such as mobile payment.

INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three and six-month periods ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016. The balance sheet at June 30, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable include amounts due to the Company for sales of equipment, other amounts due from customers, merchant service receivables, and unbilled amounts due from customers, net of the allowance for doubtful accounts.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, including from a shortfall in the customer transaction fund flow from which the company would normally collect amounts due.

The allowance is determined through an analysis of various factors including the aging of the accounts receivable, the strength of the relationship with the customer, the capacity of the customer transaction fund flow to satisfy the amount due from the customer, an assessment of collection costs and other factors. The allowance for doubtful accounts receivable is management’s best estimate as of the respective reporting date. If the factors described above were to deteriorate, additional amounts may need to be added to the allowance.

Changes in the estimated allowance are due to write-offs or collections of receivables. Other changes in the estimated allowance in the period are charged to bad debt expense and included in selling, general and administrative expenses on the statements of operations.

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. ACCOUNTING POLICIES (CONTINUED)

FINANCE RECEIVABLES

The Company offers extended payment terms to certain customers for equipment sales under its Quick Start Program. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification® (“ASC”) Topic 840, “Leases”, agreements under the Quick Start Program qualify for sales-type lease accounting. Accordingly, the future minimum lease payments are classified as finance receivables in the Company’s consolidated balance sheets. Finance receivables or Quick Start leases are generally for a sixty-month term. Finance receivables are carried at their contractual amount and charged off against the allowance for credit losses when management determines that recovery is unlikely and the Company ceases collection efforts. The Company recognizes a portion of the note or lease payments as interest income in the accompanying consolidated financial statements based on the effective interest rate method.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends certain disclosure requirements of Subtopic 820-10. This ASU provides additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3. This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques.

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

ePort hardware is available to customers under the QuickStart program pursuant to which the customer would enter into a five-year non-cancelable lease with either the Company or a third-party leasing company for the devices. At the end of the lease period, the customer would have the option to purchase the device at its residual value.

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

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent that, based on available evidence, it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest or penalties related to uncertain tax positions were accrued or incurred during the three and six months ended December 31, 2015 and 2014.

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

RECLASSIFICATION

As reported in the Company’s Form 10-Q for the quarter ended September 30, 2015, commencing with the September 30, 2015 financial statements, the Company changed the manner in which it presents certain uncollected customer accounts receivable and the related allowance in its consolidated balance sheets and the related statements of cash flows. These accounts receivable represent a large number of small balance amounts due from customers for processing and service fees which had not been billed to customers, and as to which, there had been no customer transaction proceeds from which the Company could collect the amounts due in

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. ACCOUNTING POLICIES (CONTINUED)

accordance with its normal procedures. The previous accounting classification recorded these amounts as a reduction of its accounts payable in the consolidated balance sheets and the related statements of cash flows. The new accounting classification moves these amounts to accounts receivable and allowance for bad debt.

Accordingly, the respective balances for all prior periods presented in these financial statements were reclassified in order to be consistent with and comparable to the accounting classification of these items in our December 31, 2015 financial statements. The new accounting classification as well as the reclassification for prior periods had no effect on the consolidated statements of operations or the consolidated statements of shareholders’ equity. The details of the reclassification of the respective consolidated balance sheets and the consolidated statements of cash flows amounts are presented in the table below:

($ in thousands)

Consolidated Balance Sheet Line Items	June 30, 2015 Balances
	As previously reported	Reclassification	As reclassified
Accounts Receivable, net of allowance for doubtful accounts:
Reclassification of balances included in accounts payable to accounts receivable		$2,114
Reclassification of the allowance for doubtful accounts in accounts payable		(815)
	$4,672	$1,299	$5,971

Allowance for Doubtful Accounts:
Reclassification of the allowance for doubtful accounts in accounts payable	$(494)	$(815)	$(1,309)

Accounts Payable:
Reclassification of balances included in accounts payable to accounts receivable		$2,114
Reclassification of the allowance for doubtful accounts in accounts payable		(815)
	$9,243	$1,299	$10,542

($ in thousands)

Consolidated Statement of Cash Flow Line Items	For the three months ended December 31, 2014
	As previously reported	Reclassification	As reclassified
Accounts Receivable
Reclassification of cash provided by and included in accounts payable to accounts receivable	$(363)	$(479)	$(842)

Accounts Payable:
Reclassification of cash used in and included in accounts payable to accounts receivable	$(2,338)	$479	$(1,859)

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. ACCOUNTING POLICIES (CONTINUED)

($ in thousands)

Consolidated Statement of Cash Flow Line Items	For the six months ended December 31, 2014
	As previously reported	Reclassification	As reclassified
Accounts Receivable
Reclassification of cash provided by and included in accounts payable to accounts receivable	$(283)	$(554)	$(837)

Accounts Payable:
Reclassification of cash used in and included in accounts payable to accounts receivable	$(2,459)	$554	$(1,905)

SOFTWARE DEVELOPMENT COSTS

In the second quarter of fiscal 2016, the Company changed the manner in which it treats certain costs for internally developed software with the capitalization of those costs. These capitalized costs for internal-use software are included in property and equipment in the consolidated balance sheet and are amortized over three years.

Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life.  At December 31, 2015, the Company had $85 thousand in capitalized software development of which will be amortized beginning with the third quarter of fiscal 2016.

OTHER COMPREHENSIVE INCOME

ASC 220, “Comprehensive Income”, prescribes the reporting required for comprehensive income and items of other comprehensive income. Entities having no items of other comprehensive income are not required to report on comprehensive income. The Company has no items of other comprehensive income for the three and six months ended December 31, 2015.

NEW ACCOUNTING PRONOUNCEMENTS

The Company is evaluating whether the effects of the following recent accounting pronouncements or any other recently issued, but not yet effective accounting standards, will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year. The ASU is now effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017.

In June 2014, the FASB issued ASU 2014-12 Compensation- Stock Compensation (Topic 718); Accounting for share-based payments when the terms of the award provide that a performance target could be achieved after the requisite service period. This pronouncement will be effective for the Company beginning with the year ending June 30, 2017.

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements- Going Concern (Subtopic 205-40): Disclosure of uncertainties about an entity’s ability to continue as a going concern. This pronouncement will be effective for the Company beginning with the year ending June 30, 2017.

In April 2015, the FASB issued ASU 2015-03 Interest- Imputation of Interest (Subtopic 835-30): Simplifying the presentation of debt issuance costs. This pronouncement will be effective for the Company beginning with the year ending June 30, 2017.

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

In July 2015, the FASB issued ASU 2015-11 Inventory (Topic 330): Simplifying the measurement of inventory. This pronouncement will be effective for the Company beginning with the year ending June 30, 2018.

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments". ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. ASU 2015-16 will be effective for the Company beginning with the quarter ending September 30, 2016. Since this standard is prospective, the impact of ASU 2015-16 on the Company's financial condition, results of operations and cash flows will depend upon the nature of any measurement period adjustments identified in future periods.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which will require entities to present all deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The standard will be effective for the Company beginning with the quarter ending September 30, 2017. Early application is permitted. The standard can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.

2. EARNINGS PER SHARE CALCULATION

The calculation of basic earnings per share (“eps”) and diluted earnings per share is presented below:

	Three months ended		Six months ended
	December 31,		December 31,
($ in thousands, except per share data)	2015	2014	2015	2014

Numerator for basic earnings per share - Net loss available to common shareholders	$(874)	$(261)	$(846)	$(654)
Gain recorded for reduction in fair value of warrants*	-	-	-	-
Numerator for diluted earnings per share - Net loss available to common shareholders	$(874)	$(261)	$(846)	$(654)

Denominator for basic earnings per share - Weighted average shares outstanding	35,828,776	35,657,519	35,808,488	35,625,199
Effect of dilutive potential common shares*	-	-	-	-
Denominator for diluted earnings per share - Adjusted weighted average shares outstanding	35,828,776	35,657,519	35,808,488	35,625,199

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.02)	$(0.02)

* No adjustment necessary as the effects would be anti-dilutive.

Antidilutive shares excluded from the computation of average dilutive earnings per share were 289,619 and 141,279 for the three months ended December 31, 2015 and 2014, respectively and 346,855 and 142,037 for the six months ended December 31, 2015 and 2014, respectively.

3. FINANCE RECEIVABLES

Finance receivables consist of the following:

	December 31,	June 30,
($ in thousands)	2015	2015
	(unaudited)

Total finance receivables	$3,938	$4,639
Less current portion	1,503	941
Non-current portion of finance receivables	$2,435	$3,698

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The Company collects monthly payments of its finance receivables from the customers’ transaction fund flow. Accordingly, as the fund flow from these customers’ transactions is sufficient to satisfy the amount due to the Company, the risk of loss is considered remote and the Company has not provided for an allowance for credit losses for finance receivables as of December 31, 2015 and June 30, 2015.

Credit Quality Indicators

As of December 31, 2015

(unaudited)

Credit risk profile based on payment activity:	December 31,	June 30,
	2015	2015
($ in thousands)	(unaudited)
Performing	$3,885	$4,619
Nonperforming	53	20
Total	$3,938	$4,639

Age Analysis of Past Due Finance Receivables

As of December 31, 2015

(unaudited)

	31 – 60	61 – 90	Greater than			Total
($ in thousands)	Days Past Due	Days Past Due	90 Days Past Due	Total Past Due	Current	Finance Receivables

QuickStart Leases	$15	$-	$38	$53	$3,885	$3,938

Age Analysis of Past Due Finance Receivables

As of June 30, 2015

	31 – 60	61 – 90	Greater than			Total
($ in thousands)	Days Past Due	Days Past Due	90 Days Past Due	Total Past Due	Current	Finance Receivables

QuickStart Leases	$-	$15	$5	$20	$4,619	$4,639

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

		December 31, 2015
	Useful	(unaudited)
($'s in thousands)	Lives	Cost	Accumulated Depreciation	Net
Computer equipment and purchased software	3-7 years	$4,858	$(4,188)	$670
Property and equipment used for rental program	5 years	26,630	(16,611)	10,019
Furniture and equipment	3-7 years	737	(599)	138
Leasehold improvements	Lesser of	575	(546)	29
	life or lease term
		$32,800	$(21,944)	$10,856

		June 30, 2015
($'s in thousands)	Useful Lives	Cost	Accumulated Depreciation	Net
Computer equipment and purchased software	3-7 years	$4,670	$(4,017)	$653
Property and equipment used for rental program	5 years	26,469	(14,476)	11,993
Furniture and equipment	3-7 years	723	(572)	151
Leasehold improvements	Lesser of	575	(503)	72
	life or lease term
		$32,437	$(19,568)	$12,869

Assets under capital lease totaled approximately $2.2 million and $2.1 million as of December 31, 2015 and June 30, 2015, respectively. Capital lease amortization of approximately $46 thousand and $34 thousand is included in depreciation expense for the three-month periods ended December 31, 2015 and 2014, respectively.  Capital lease amortization of approximately $139 thousand and $141 thousand is included in depreciation expense for the six-month periods ended December 31, 2015 and 2014, respectively.

5. GOODWILL AND INTANGIBLES

There was no amortization expense relating to acquired intangible assets during the three and six months ended December 31, 2015 and 2014, respectively. Intangible asset balances consisted of the following:

	December 31,	June 30,
($ in thousands)	2015	2015
	(unaudited)
Goodwill	$7,663	$7,663
Trademarks - Indefinite	432	432
Total	$8,095	$8,095

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	June 30,
($ in thousands)	2015	2015
	(unaudited)
Accrued compensation and related sales commissions	$869	$673
Accrued professional fees	207	301
Accrued taxes and filing fees	430	505
Advanced customer billings	431	390
Accrued rent	30	75
Accrued other	175	213
	2,142	2,157
Less current portion	(2,116)	(2,108)
	$26	$49

7. LINE OF CREDIT

On July 10, 2012, the Company entered into a Loan and Security Agreement and other ancillary documents (the “Loan Agreement”) with a commercial bank (the “Bank”), which, as amended, provides for a secured line of credit of up to $7 million, secured by substantially all of the Company’s assets, until August 17, 2017. The outstanding balance of the amounts advanced under the line of credit will bear interest at 2% above the prime rate as published in The Wall Street Journal or five percent (5%), whichever is higher.

The Loan Agreement contains customary affirmative and negative covenants, including achieving a minimum Adjusted EBITDA and minimum liquidity, and customary events of default.

The balance due on the Line of Credit was $7.0 million and $4.0 million at December 31, 2015 and June 30, 2015, respectively. At December 31, 2015, there was nothing available under the Line of Credit.

	As of or for the Six Months Ended
	December 31,
($ in thousands)	2015	2014
Balance at period-end	$7,000	$4,000
Maximum amount outstanding at any month end	$7,000	$4,000
Average balance outstanding during the period	$4,065	$4,143
Weighted-average interest rate:
As of the period-end	5.50%	5.25%
Paid during the period	5.27%	5.25%

	As of or for the Three Months Ended
	December 31,
($ in thousands)	2015	2014
Balance at period-end	$7,000	$4,000
Maximum amount outstanding at any month end	$7,000	$5,000
Average balance outstanding during the period	$4,130	$3,500
Weighted-average interest rate:
As of the period-end	5.50%	5.25%
Paid during the period	5.29%	5.25%

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

7. LINE OF CREDIT (CONTINUED)

Interest expense on the line of credit was approximately $54 thousand and $38 thousand during each of the three months ended December 31, 2015 and 2014, respectively. Interest expense on the line of credit was approximately $108 thousand and $103 thousand during the six months ended December 31, 2015 and 2014, respectively.

8. LONG-TERM DEBT

CAPITAL LEASES

The Company periodically enters into capital lease obligations to finance certain office and network equipment for use in its daily operations. During the six-month period ended December 31, 2015 the Company entered into capital lease obligations of $35 thousand. The interest rates on these obligations were approximately 5.60%. The value of the acquired equipment is included in property and equipment and amortized accordingly.

OTHER LOAN AGREEMENTS

The Company periodically enters into other loan agreements to finance the purchase of various assets as needed, including computer equipment, insurance premiums, network equipment and software for use in its operations. During the six-month period ended December 31, 2015, the Company entered into loan agreements for $103 thousand. The interest rates on these obligations were approximately 5.27%. The value of these financed insurance premiums acquired is included in prepaid expenses and other assets and expensed accordingly.

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

The balance of long-term debt as of December 31, 2015 and June 30, 2015 are shown in the table below.

	December 31,	June 30,
($ in thousands)	2015	2015
	(unaudited)
Capital lease obligations	$288	$338
Other loan agreements	46	-
Lease financing obligations	1,774	1,994
	2,108	2,332
Less current portion	524	478
	$1,584	$1,854

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

8. LONG-TERM DEBT (CONTINUED)

The maturities of long-term debt for each of the fiscal years following December 31, 2015 are as follows:

2016 (remaining six months)	$284
2017	506
2018	481
2019	475
2020	358
Thereafter	4
$2,108

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the fair value hierarchy described in Note 1, the following table shows the fair value of the Company’s financial instrument that is required to be measured at fair value as of December 31, 2015 and June 30, 2015:

($ in thousands)
December 31, 2015 (unaudited)	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$1,865	$1,865

June 30, 2015	Level 1	Level 2	Level 3	Total

Common stock warrant liability, warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$978	$978

As of December 31, 2015 and June 30, 2015, the Company held no Level 1 or Level 2 financial instruments.

As of December 31, 2015 and June 30, 2015, the fair values of the Company’s Level 3 financial instrument totaled $1.865 million and $978 thousand, respectively. The Level 3 financial instrument consists of common stock warrants issued by the Company in March 2011, which include features requiring liability treatment of the warrants. The fair value of warrants issued in March 2011 to purchase 3.9 million shares of the Company’s common stock is based on valuations performed by an independent third party valuation firm. The fair value was determined using proprietary valuation models using the quality of the underlying securities of the warrants, restrictions on the warrants and security underlying the warrants, time restrictions and precedent sale transactions completed in the secondary market or in other private transactions. There were no transfers of assets or liabilities between level 1, level 2, or level 3 during the three and six months ended December 31, 2015 and 2014.

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the three and six months ended December 31, 2015 and 2014:

	Three months ended
($ in thousands)	December 31,
	2015	2014

Beginning balance	$(635)	$(275)
Gain due to change in fair value of warrant liabilities	(1,230)	135
Ending balance	$(1,865)	$(140)

	Six months ended
($ in thousands)	December 31,
	2015	2014

Beginning balance	$(978)	$(585)
Gain due to change in fair value of warrant liabilities	(887)	445
Ending balance	$(1,865)	$(140)

10. WARRANTS

During the six months ended December 31, 2015, warrants were exercised at $2.6058 per share resulting in the issuance of 11,000 shares of common stock with proceeds of $29 thousand. There were no exercises, issuances or expiration of warrants during the six months ended December 31, 2014. There have been no new warrants issued since January 2013.

Warrant activity for the three and six-month period ended December 31, 2015 was as follows:

Warrants
Outstanding at June 30, 2015	4,309,000
Issued	-
Exercised	(11,000)
Expired	-
Outstanding at September 30, 2015	4,298,000
Issued	-
Exercised	-
Expired	-
Outstanding at December 31, 2015	4,298,000

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

11. INCOME TAXES

For the three and six months ended December 31, 2015, income tax provisions of $154 thousand and $181 thousand, respectively, (substantially all deferred income taxes) were recorded. The provisions consist of the tax effect of the change in the fair value of warrant liabilities which was treated discretely, offset by a tax benefit based upon loss before provision before income taxes using  an estimated annual effective income tax rate of 41% for the fiscal year ending June 30, 2016.

For the three and six months ended December 31, 2014, income tax provisions of $402 thousand and $42 thousand, respectively, (substantially all deferred income taxes) were recorded; of those amounts, $395 thousand was due to the decrease in the applicable tax rate utilized to tax affect the deferred tax assets that was caused by a state income tax law change. The remaining provision (benefit) of $7 thousand and $(353) thousand for the three and six months ended December 31, 2014, respectively, was based upon income (loss) before provision for income taxes using an estimated annual effective income tax rate of 51% for the fiscal year ending June 30, 2015 and a (benefit) for the tax effect of the change in the fair value of warrant liabilities which was treated discretely.

12. STOCK BASED COMPENSATION PLANS

STOCK OPTIONS

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for options granted during:

	Six months ended
	December 31,
	2015	2014
Expected volatility	63-66%	79%
Expected life	4 - 4.5 years	7 years
Expected dividends	0.00%	0.00%
Risk-free interest rate	1.34-1.49%	2.04%

Stock based compensation related to stock options for the six months ended December 31, 2015 and 2014 was $207 thousand and $154 thousand, respectively. Unrecognized compensation related to stock option grants as of December 31, 2015 was $189 thousand.

Changes in outstanding stock options for the three months ended December 31, 2015 and 2014 consisted of the following:

	For the three months ended December 31,
	2015			2014
	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, beginning of period	658,474	$2.14	$1.41	448,888	$1.87	$1.33
Granted	-	$-	$-	-	$-	$-
Forfeited	-	$-	$-	-	$-	$-
Expired	-	$-	$-	-	$-	$-
Exercised	-	$-	$-	-	$-	$-
Options outstanding, end of period	658,474	$2.14	$1.41	448,888	$1.87	$1.33

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Changes in outstanding stock options for the six months ended December 31, 2015 and 2014 consisted of the following:

	For the six months ended December 31,
	2015			2014
	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, beginning of period	538,888	$1.86	$1.33	120,000	$2.05	$1.49
Granted	119,586	$3.38	$1.77	328,888	$1.80	$1.27
Forfeited	-	$-	$-	-	$-	$-
Expired	-	$-	$-	-	$-	$-
Exercised	-	$-	$-	-	$-	$-
Options outstanding, end of period	658,474	$2.14	$1.41	448,888	$1.87	$1.33

Changes in unvested stock options for the three months ended December 31, 2015 and 2014 consisted of the following:

	For the three months ended December 31,
	2015		2014
	Options	Weighted Average Grant Date Fair Value	Options	Weighted Average Grant Date Fair Value
Unvested options, beginning of period	456,251	$1.46	448,888	$1.33
Granted	-	$-	-	$-
Vested	(60,000)	$1.27	-	$-
Forfeited	-	$-	-	$-
Unvested options, end of period	396,251	$1.49	448,888	$1.33

Changes in unvested stock options for the six months ended December 31, 2015 and 2014 consisted of the following:

	For the six months ended December 31,
	2015		2014
	Options	Weighted Average Grant Date Fair Value	Options	Weighted Average Grant Date Fair Value
Unvested options, beginning of period	505,553	$1.32	120,000	$1.49
Granted	119,586	$1.77	328,888	$1.27
Vested	(228,888)	$1.27	-	$-
Forfeited	-	$-	-	$-
Unvested options, end of period	396,251	$1.49	448,888	$1.33

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Exercise prices of stock options outstanding as of December 31 and June 30, 2015 consisted of the following:

	December 31, 2015		June 30, 2015
	(unaudited)
Range of Exercise Prices	Options Outstanding	Options Exercisable	Options Outstanding	Options Exercisable
$1.62 to $1.68	75,000	-	75,000	-
$1.80	328,888	228,888	328,888	-
$2.05	100,000	33,335	100,000	33,335
$2.09	10,000	-	10,000	-
$2.75	25,000	-	25,000	-
$3.38	119,586	-	-	-
	658,474	262,223	538,888	33,335

	December 31, 2015		June 30, 2015
	(unaudited)
($ in thousands, except per share price and number of options)	Options Outstanding	Options Exercisable	Options Outstanding	Options Exercisable
Number of stock options	658,474	262,223	538,888	33,335
Weighted average exercise price	$2.14	$1.83	$1.86	$2.05
Aggregate intrinsic value	$619	$328	$451	$22
Weighted average contractual life	5.86	5.63	6.21	5.97
Share price	$3.08	$3.08	$2.70	$2.70

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

STOCK GRANTS

The Company’s nonvested common shares as of December 31, 2015, and changes during the period then ended consisted of the following:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Nonvested at June 30, 2015	18,604	$1.88
Granted	131,558	3.04
Vested	(21,664)	2.70
Nonvested at September 30, 2015	128,498	2.97
Granted	-	-
Vested	(7,396)	3.38
Nonvested at December 31, 2015	121,102	$2.94

13. PREFERRED STOCK

The authorized Preferred Stock may be issued from time to time in one or more series, each series with such rights, preferences or restrictions as determined by the Board of Directors. As of December 31, 2015 each share of Series A Preferred Stock is convertible into 0.194 of a share of Common Stock and each share of Series A Preferred Stock is entitled to 0.194 of a vote on all matters on which the holders of Common Stock are entitled to vote. Series A Preferred Stock provides for an annual cumulative dividend of $1.50 per share, payable when, as and if declared by the Board of Directors, to the shareholders of record in equal parts on February 1 and August 1 of each year. Any and all accumulated and unpaid cash dividends on the Series A Preferred Stock must be declared and paid prior to the declaration and payment of any dividends on the Common Stock.

The Series A Preferred Stock may be called for redemption at the option of the Board of Directors for a price of $11.00 per share plus payment of all accrued and unpaid dividends. No such redemption has occurred as of December 31, 2015. In the event of any liquidation as defined in the Company’s Articles of Incorporation, the holders of shares of Series A Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders. The Series A Preferred Stock liquidation preference as of December 31, 2015 and June 30, 2015 is as follows:

($ in thousands)	December 31,	June 30,
	2015	2015
	(unaudited)
Shares outstanding at $10.00 per share	$4,430	$4,430
Cumulative unpaid dividends	13,257	12,925
	$17,687	$17,355

Cumulative unpaid dividends are convertible into common shares at $1,000 per common share at the option of the shareholder. During the three and six months ended December 31, 2015 and 2014, no shares of Preferred Stock nor cumulative preferred dividends were converted into shares of common stock.

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

14. RETIREMENT PLAN

The Company’s 401(k) Plan (the “Retirement Plan”) allows employees who have completed six months of service to make voluntary contributions up to a maximum of 100% of their annual compensation, as defined in the Retirement Plan and subject to IRS limitations. The Company may, in its discretion, make a matching contribution, a profit sharing contribution, a qualified non-elective contribution, and/or a safe harbor 401(k) contribution to the Retirement Plan. The Company must make an annual election at the beginning of the plan year as to whether it will make a safe harbor contribution to the plan. For the plan year ending June 30, 2016, the Company has elected to make safe harbor matching contributions of 100% of the participant’s first 3% and 50% of the next 2% of compensation deferred into the Retirement Plan. The Company’s safe harbor contributions for the three months ended December 31, 2015 and 2014 approximated $49 thousand and $41 thousand, respectively. The Company’s safe harbor contributions for the six months ended December 31, 2015 and 2014 approximated $103 thousand and $88 thousand, respectively.

15. RELATED PARTY TRANSACTIONS

There were no related party transactions during the three or six-month periods ended December 31, 2015 and 2014.

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

The following table summarizes the changes in deferred gain from the sale-leaseback transactions:

	Three months ended
($ in thousands)	December 31,
	2015	2014
Beginning balance	$1,545	$2,407
Gain on sale of rental equipment	-	-
Recognition of deferred gain	(215)	(215)
Ending balance	1,330	2,192
Less current portion	860	860
Non-current portion of deferred gain	$470	$1,332

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

	Six months ended
($ in thousands)	December 31,
	2015	2014
Beginning balance	$1,760	$1,143
Gain on sale of rental equipment	-	1,452
Recognition of deferred gain	(430)	(403)
Ending balance	1,330	2,192
Less current portion	860	860
Non-current portion of deferred gain	$470	$1,332

LITIGATION

From time to time, the Company is involved in various legal proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material adverse effect on the Company’s financial position and results of operations or cash flows.

On January 26, 2015, Universal Clearing Solutions, LLC (“Universal Clearing”), a former non-vending customer of the Company, filed a complaint against the Company in the United States District Court for the District of Arizona. On April 10, 2015, Universal Clearing filed an amended complaint, and on June 19, 2015, Universal Clearing filed a second amended complaint, which alleged causes of action against the Company for breach of contract, breach of fiduciary duty, and defamation. On July 24, 2015, the Company filed an answer to the defamation count of the complaint denying the allegations, and filed a motion to dismiss the remaining counts. On January 29, 2016, the Court granted the Company's motion, and dismissed the breach of contract and breach of fiduciary duty claims against the Company. The Company does not believe that the remaining defamation count of the complaint has merit or represents a material legal proceeding, and intends to vigorously defend against the claim.

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

On August 7, 2015, the Company filed a third party complaint in the pending action against Steven Juliver, the manager of Universal Clearing, as well as against Universal Tranware, LLC, and Secureswype, LLC, entities affiliated with Universal Clearing. The third-party complaint sets forth, among other things, causes of action for fraud and breach of contract, and seeks to recover from these defendants the chargebacks relating to Universal Clearing’s sub-merchants described above. On September 14, 2015, the third party defendants filed a motion to dismiss the third party complaint and on January 29, 2016, the court denied the motion to dismiss the fraud and breach of contract claims. The Company intends to vigorously pursue its claims for damages set forth in the counterclaim and third party complaint.

On October 1, 2015, a purported class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania by Steven P. Messner, individually and on behalf of all others similarly situated, against the Company and its executive officers, alleging violations under the Securities Exchange Act of 1934. The lawsuit was filed on behalf of a purported class of investors who purchased or otherwise acquired securities of the Company between September 29, 2014 through September 29, 2015. The complaint alleges that the defendants made materially false and misleading statements, relating to, among other things, the failure to identify a large number of doubtful small balance accounts. The complaint seeks certification as a class action and unspecified damages including attorneys’ fees and other costs. On December 15, 2015, the court appointed a lead plaintiff, and on January 18, 2016, the plaintiff filed an amended complaint that set forth the same causes of action and requested substantially the same relief as the original complaint. On February 1, 2016, the Company filed a motion to dismiss the amended complaint alleging, among other things, the amended complaint does not satisfy the applicable pleading standards under the Private Securities Litigation Reform Act. The Court has not yet ruled on the motion to dismiss. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to vigorously defend against the action.

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

17. SUBSEQUENT EVENTS

On January 15, 2016, the Company entered into an Asset Purchase Agreement with VendScreen, Inc. (“VendScreen”) pursuant to which the Company purchased substantially all of the assets (the “Purchased Assets”) and assumed certain liabilities of VendScreen. VendScreen was in the business of developing vending industry cashless payment technology, including an interactive media, content delivery system for the self-service vending market.

Pursuant to the Asset Purchase Agreement, the Company paid VendScreen the sum of approximately $5.6 million at closing for the Purchased Assets. The Purchased Assets include all of VendScreen’s intellectual property (including software, patents, domain names, and copyrights), inventory, customer agreements, goodwill, and certain accounts receivable. The Company assumed the lease agreement for the offices of VendScreen located in Portland, Oregon, which, subject to extension options, expires on September 30, 2016. At the time of closing, the employees of VendScreen became employees of or consultants to the Company. The Company and VendScreen also entered into a Transitional Services Agreement pursuant to which VendScreen may provide services to the Company following the closing and under which the Company will pay to VendScreen the sum of $250 thousand.

In connection with the Asset Purchase Agreement, on January 15, 2016, the Company and Avidbank Corporate Finance, a division of Avidbank (the “Bank”), entered into a Fifteenth Amendment (the “Amendment”) to the Loan and Security Agreement (as amended, the “Loan Agreement”) previously entered into between them. The Loan Agreement provided for a secured asset-based revolving line of credit facility (the “Line of Credit”) of up to $7.5 million.

Pursuant to the Amendment, and as required by the Loan Agreement, the Bank consented to the purchase by the Company of substantially all of the assets of VendScreen. The Bank also made a three-year term loan to the Company in the principal amount of $3.0 million (the “Term Loan”). The Term Loan was used by the Company to repay to the Bank an advance that had been made to the Company under the Line of Credit in December 2015, and which had been used by the Company to pay for the Purchased Assets. The Term Loan provides that interest only is payable monthly during year one, interest and principal is payable monthly during years two and three, and all outstanding principal and accrued interest is due and payable on the third anniversary of the Term Loan. The Term Loan bears interest at an annual rate equal to 1.75% above the prime rate as published from time to time by The Wall Street Journal, or five percent (5%), whichever is higher. The Amendment also increases the amount available under the Line of Credit to $7.5 million less the amount then outstanding under the Term Loan. The Amendment amended the definition of Adjusted EBITDA set forth in the Loan Agreement to exclude the one-time costs and expenses incurred or accrued by the Company in connection with the purchase of VendScreen.

On January 22, 2016, the Company and J. Duncan Smith entered into a Separation Agreement and Release pursuant to which, Mr. Smith resigned as CFO of the Company, effective January 22, 2016.

On January 27, 2016, the Company entered into a letter agreement with Leland P. Maxwell pursuant to which he will serve as the Company’s interim CFO commencing January 28, 2016 through September 30, 2016. The letter agreement provides that Mr. Maxwell will receive monthly compensation of $23 thousand, and will be an independent contractor to the Company. Mr. Maxwell will also participate in the Fiscal Year 2016 Management Incentive Plan of the Company, and would receive a cash bonus equal to 50% of the compensation received by him from the Company during the fiscal year if the Company achieves certain annual financial goals during and for the entire fiscal year.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected, include, for example:

●	general economic, market or business conditions;

●	the ability of the Company to raise funds in the future through sales of securities or debt financing in order to sustain its operations if an unexpected or unusual event would occur;

●	the ability of the Company to compete with its competitors to obtain market share;

●	whether the Company’s current or future customers purchase, lease, rent or utilize ePort devices or our other products in the future at levels currently anticipated by our Company;

●	whether the Company’s customers continue to utilize the Company’s transaction processing and related services, as our customer agreements are generally cancelable by the customer on thirty to sixty days’ notice;

●	the ability of the Company to satisfy its trade obligations included in accounts payable and accrued expenses;

●	the ability of a sufficient number of our customers to utilize third party leasing companies under our QuickStart program in order to continue to significantly reduce net cash used in operating activities;

●	the incurrence by us of any unanticipated or unusual non-operating expenses which would require us to divert our cash resources from achieving our business plan;

●	the ability of the Company to predict or estimate its future quarterly or annual revenues and expenses given the developing and unpredictable market for its products;

●	the ability of the Company to retain key customers from whom a significant portion of its revenues are derived;

●	the ability of a key customer to reduce or delay purchasing products from the Company;

●	the ability of the Company to obtain widespread commercial acceptance of its products and service offerings such as ePort QuickConnect, mobile payment and loyalty programs;

●	whether any patents issued to the Company will provide the Company with any competitive advantages or adequate protection for its products, or would be challenged, invalidated or circumvented by others;

●	the ability of our products and services to avoid unauthorized hacking or credit card fraud;

●	whether our ongoing remediation of the material weakness that we identified in our internal controls over financial reporting, and which was reflected in our annual report on Form 10-K for the fiscal year ended June 30, 2015, would be effective;

●	whether we experience additional material weaknesses in our internal controls over financial reporting in the future, and are not able to accurately or timely report our financial condition or results of operations;

●	whether our suppliers would increase their prices, reduce their output or change their terms of sale; and

●	the ability of the Company to operate without infringing the intellectual property rights of others.

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

OVERVIEW OF THE BUSINESS

USA Technologies, Inc. provides wireless networking, cashless transactions, asset monitoring, and other value-added services principally to the small ticket, unattended Point of Sale (“POS”) market. Our ePort® technology can be installed and/or embedded into everyday devices such as vending machines, a variety of kiosks, amusement, commercial laundry, kiosk and smartphones via our ePort Mobile™ solution. Our associated service, ePort Connect®, is a PCI-compliant, comprehensive service that includes simplified credit/debit card processing and support, consumer engagement services as well as telemetry, Internet of Things (“IoT”), and machine-to-machine (“M2M”) services, including the ability to remotely monitor, control and report on the results of distributed assets containing our electronic payment solutions.

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

OVERVIEW OF THE COMPANY

Incorporated in 1992, USA Technologies, Inc. has been helping customers in self-serve retail, traditionally cash-based industries, seamlessly make the transition to cashless payment. Highlights of the Company are below:

•	Over 71 employees with its headquarters in Malvern, Pennsylvania as of December 31, 2015. On January 15, 2016, as a result of the acquisition of VendScreen, 12 additional employees were added.

•	Over 10,600 customers and 369,000 connections to our service

•	Three direct sales teams at the national, regional, and local customer-level and a growing number of OEMs and national distribution partners

•	78 United States and foreign patents are in force

•	The Company’s fiscal year ends June 30th

•	The Company has traded on the NASDAQ under the symbol “USAT” since 2007

The Company has deferred tax assets of approximately $27 million resulting from a series of operating loss carry forwards that may be available to offset future taxable income from federal income taxes over the next five or more years.

THE MARKET WE SERVE

We believe our growing customer base is indicative of a broadening adoption and acceptance of cashless payments in the industries we serve. We estimate the United States market generates over $120 billion in annual cashless transaction revenues, representing 13-15 million potential connections in the self-serve retail market. Included in the self-service retail market is the Company’s largest market segment, vending. This supports the Company’s position in the market and opportunities for growth.

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

The allowance is determined through an analysis of various factors including the aging of accounts receivable, the strength of the relationship with the customer, the capacity of the customer transaction fund flow to satisfy the amount due from the customer, an assessment of collection costs and other factors. The allowance for doubtful accounts receivable is management’s best estimate as of the respective reporting period. If the factors described above were to deteriorate, additional amounts may need to be added to the allowance.

Software Development Costs

In the second quarter of fiscal 2016, the Company changed the manner in which it treats certain costs for internally developed software with the capitalization of those costs. These capitalized costs for internal-use software are included in property and equipment in the consolidated balance sheet and are amortized over three years.

Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life.  At December 31, 2015, the Company had $85 thousand in capitalized software development of which will be amortized beginning with the third quarter of fiscal 2016.

HIGHLIGHTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 INCLUDE:

	As of and for the three months ended
	December 31,
($ in thousands)	2015	2014	$/# Change	% Change

Total revenues	$18,503	$12,822	$5,681	44.3%
License and transaction revenue	$13,674	$10,480	$3,194	30.5%
License and transaction gross profit	$4,607	$3,322	$1,285	38.7%
License and transaction margin	33.7%	31.7%	2%	6.3%
Connections	369,000	288,000	81,000	28.1%
Customers	10,625	8,450	2,175	25.7%
Adjusted EBITDA	$2,260	$1,681	$579	34.4%
Non-GAAP net income (loss)	$686	$6	$680	11,333.3%
Free cash flow (use of cash)	$507	$(3,039)	$3,546	116.7%

	As of and for the six months ended
	December 31,
($ in thousands)	2015	2014	$/# Change	% Change

Total revenues	$35,103	$25,074	$10,029	40.0%
License and transaction revenue	$26,599	$20,636	$5,963	28.9%
License and transaction gross profit	$8,827	$6,227	$2,600	41.8%
License and transaction margin	33.2%	30.2%	3%	10.0%
Adjusted EBITDA	$4,011	$2,627	$1,384	52.7%
Non-GAAP net income (loss)	$747	$(372)	$1,119	300.8%
Free cash flow (use of cash)	$869	$(6,086)	$6,955	114.3%

TRENDING QUARTERLY FINANCIAL DATA

The following tables show certain financial and non-financial data over a five-quarter period that management believes give readers insight into certain trends and relationships about the Company’s financial performance.

Table 1: Five Quarters of Select Key Performance Indicators

	Three months ended
(unaudited)	December 31,	September 30,	June 30,	March 31,	December 31,
	2015	2015	2015	2015	2014
Connections:
Gross New Connections	24,000	20,000	34,000	24,000	14,000
% from Existing Customer Base	89%	86%	89%	82%	82%
Net New Connections	20,000	16,000	31,000	14,000	12,000
Total Connections	369,000	349,000	333,000	302,000	288,000

Customers:
New Customers Added	350	675	675	475	550
Total Customers	10,625	10,275	9,600	8,925	8,450

Volumes:
Total Number of Transactions (millions)	76.0	68.8	62.2	54.8	51.0
Transaction Volume ($millions)	$138.0	$126.4	$112.8	$97.7	$89.3

Financing Structure of Connections:
JumpStart	10.1%	10.2%	6.0%	11.3%	14.4%
QuickStart & All Others *	89.9%	89.8%	94.0%	88.7%	85.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

*Includes credit sales with standard trade receivable terms

Highlights of USAT’s connections for the quarter ended December 31, 2015 include:

●	20,000 net new connections to our ePort Connect service in the quarter, compared to 12,000 net connections added in the same quarter last year, an increase of 8,000, or 67%;

●	369,000 connections to the ePort Connect service compared to the same quarter last year of approximately 288,000 connections, an increase of 81,000 connections, or 28%;

●	USAT has shifted from providing financing for the customer’s equipment purchases through month-to-month agreements under the JumpStart rental program, to using outside leasing companies through the QuickStart program with sixty month terms. This shift to QuickStart provides for an upfront payment by the leasing companies for the equipment which significantly improves the Company’s free cash flow**. It should be noted that the Company may hold QuickStart leases as finance receivables for customers that are not able to obtain third party leasing arrangements.

**Free cash flow is defined as the Company’s cash flow from operating activities less cash used for purchases of property for the JumpStart rental program.

Table 2: Quarter Ended December 31, 2015 compared to Quarter Ended December 31, 2014

($ in thousands, except share and per share data)	For the three months ended December 31,
(unaudited)	2015	% of Sales	2014	% of Sales	Change	% Change

Revenues:
License and transaction fees	$13,674	73.9%	$10,480	81.7%	$3,194	30.5%
Equipment sales	4,829	26.1%	2,342	18.3%	2,487	106.2%
Total revenues	18,503	100.0%	12,822	100.0%	5,681	44.3%

Costs of sales/revenues:
Cost of services	9,067	66.3%	7,158	68.3%	1,909	26.7%
Cost of equipment	3,953	81.9%	1,930	82.4%	2,023	104.8%
Total costs of sales/revenues	13,020	70.4%	9,088	70.9%	3,932	43.3%

Gross profit:
License and transaction fees	4,607	33.7%	3,322	31.7%	1,285	38.7%
Equipment sales	876	18.1%	412	17.6%	464	112.6%
Total gross profit	5,483	29.6%	3,734	29.1%	1,749	46.8%

Operating expenses:
Selling, general and administrative	4,762	25.7%	3,531	27.5%	1,231	34.9%
Depreciation	127	0.7%	152	1.2%	(25)	-16.4%
Total operating expenses	4,889	26.4%	3,683	28.7%	1,206	32.7%
Operating income	594	3.2%	51	0.4%	543	1064.7%

Other income (expense):
Interest income	20	0.1%	4	0.0%	16	400.0%
Interest expense	(104)	-0.6%	(49)	-0.4%	(55)	112.2%
Change in fair value of warrant liabilities	(1,230)	-6.6%	135	1.1%	(1,365)	-1011.1%
Total other income (expense), net	(1,314)	-7.1%	90	0.7%	(1,404)	-1560.0%

Income (loss) before provision for income taxes	(720)	-3.9%	141	1.1%	(861)	-610.6%
Provision for income taxes	(154)		(402)		248	-61.7%

Net loss	(874)	-4.7%	(261)	-2.0%	(613)	234.9%
Cumulative preferred dividends	-	0.0%	-	0.0%	-	0.0%
Net loss applicable to common shares	$(874)	-4.7%	$(261)	-2.0%	$(613)	234.9%
Net loss per common share - basic and diluted	$(0.02)		$(0.01)		$(0.01)	100.0%
Basic and diluted weighted average number of common shares outstanding	35,828,776		35,657,519		171,257	0.5%

Adjusted EBITDA	$2,260	12.2%	$1,681	13.1%	$579	34.4%

Non-GAAP net income (loss) applicable to common shares	$686	3.7%	$6	0.0%	$680	11,333.3%

Total connections at period-end	369,000		288,000
Net new connections in period	20,000		12,000

Table 3: Six Months Ended December 31, 2015 compared to the Six Months Ended December 31, 2014

($ in thousands, except share and per share data)	For the six months ended December 31,
(unaudited)	2015	% of Sales	2014	% of Sales	Change	% Change

Revenues:
License and transaction fees	$26,599	75.8%	$20,636	82.3%	$5,963	28.9%
Equipment sales	8,504	24.2%	4,438	17.7%	4,066	91.6%
Total revenues	35,103	100.0%	25,074	100.0%	10,029	40.0%

Costs of sales/revenues:
Cost of services	17,772	66.8%	14,409	69.8%	3,363	23.3%
Cost of equipment	6,801	80.0%	3,796	85.5%	3,005	79.2%
Total costs of sales/revenues	24,573	70.0%	18,205	72.6%	6,368	35.0%

Gross profit:
License and transaction fees	8,827	33.2%	6,227	30.2%	2,600	41.8%
Equipment sales	1,703	20.0%	642	14.5%	1,061	165.3%
Total gross profit	10,530	30.0%	6,869	27.4%	3,661	53.3%

Operating expenses:
Selling, general and administrative	9,558	27.2%	7,163	28.6%	2,395	33.4%
Depreciation	266	0.8%	321	1.3%	(55)	-17.1%
Total operating expenses	9,824	28.0%	7,484	29.8%	2,340	31.3%
Operating income (loss)	706	2.0%	(615)	-2.5%	1,321	-214.8%

Other income (expense):
Interest income	71	0.2%	14	0.1%	57	407.1%
Interest expense	(223)	-0.6%	(124)	-0.5%	(99)	79.8%
Change in fair value of warrant liabilities	(887)	-2.5%	445	1.8%	(1,332)	-299.3%
Total other income (expense), net	(1,039)	-3.0%	335	1.3%	(1,374)	-410.1%

(Loss) before provision for income taxes	(333)	-0.9%	(280)	-1.1%	(53)	18.9%
Provision for income taxes	(181)		(42)		(139)	331.0%

Net loss	(514)	-1.5%	(322)	-1.3%	(192)	59.6%
Cumulative preferred dividends	(332)	-0.9%	(332)	-1.3%	-	0.0%
Net loss applicable to common shares	$(846)	-2.4%	$(654)	-2.6%	$(192)	29.4%
Net loss per common share - basic and diluted	$(0.02)		$(0.02)		$-	0.0%
Basic and diluted weighted average number of common shares outstanding	35,808,488		35,625,199		183,289	0.5%

Adjusted EBITDA	$4,011	11.4%	$2,627	20.5%	$1,384	52.7%

Non-GAAP net income (loss) applicable to common shares	$415	1.2%	$(704)	-5.5%	$1,119	158.9%

Total connections at period-end	369,000		288,000
Net new connections in period	36,000		22,000

Revenue. The increase in net new connections of approximately 20,000 for the three-month period ended December 31, 2015 compared to approximately 12,000 in the same period last year represents an increase of 66.7%. The increase in net new connections of 36,000 for the six-month period ended December 31, 2015 compared to 22,000 for the same period last year represents an increase of 63.6%. The Company’s total connections have grown to 369,000 at December 31, 2015 compared to 288,000 at December 31, 2014, or a 28.1% increase year-over-year. The increase in total connections is driving the growth in license and transaction fees of 30.5% quarter-over-quarter and 28.9% year-over-year.

Gross Margin. Equipment gross margins have expanded from 17.6% for the three-month period ended December 31, 2014 to 18.1% for the three-month period ended December 31, 2015. Equipment gross margins have expanded from 14.5% for the six-month period ended December 31, 2014 to 20.0% for the six-month period ended December 31, 2015. The increases in both periods are primarily due to increases in sales under the QuickStart program. License and transaction fees gross margin for the three-month period ended December 31, 2015 has expanded from 31.7% to 33.7% when compared to the three-month period ended December 31, 2014, and from 30.2% to 33.2% for the respective six-month periods as promotional grace-periods for customers ended.

Operating Expenses. Operating expenses increased $1.2 million or 32.7% for the three-month period ended December 31, 2015 compared to the same period in 2014. Operating expenses increased $2.3 million or 31.3% for the six-month period ended December 31, 2015 compared to the same period in 2014. However, operating expenses as a percentage of sales decreased for the three months ended December 31, 2015 to 26.4% compared to 28.7% for the three months ended December 31, 2014. Operating expenses as a percentage of sales decreased for the six months ended December 31, 2015 to 28.0% compared to 29.8% for the six months ended December 31, 2014. As revenues continue to grow over time, management expects operating expenses as a percentage of sales to decrease gradually over time. Although in the near term there will be variations from quarter to quarter based on business needs. Specifically, the Company anticipates additional selling, general and administrative (“SG&A”) spending on research and development, sales and customer service support, along with accounting and professional fees to be incurred by the Company in connection with compliance issues related to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“SOX”), during this fiscal year. In this regard, we will need to comply with Section 404(b) of SOX for the 2016 fiscal year, which will require us to obtain from our registered public accounting firm an attestation, and report on, management's assessment of the effectiveness of our internal control over financial reporting as of June 30, 2016. We are implementing additional procedures to support the requirements of Section 404(b), which are expected to be costly and time consuming. See Table 5 in Item 2 for a breakdown SG&A expenses.

Total Other Income (Expense). Includes interest expense, other income, and the change in the fair value of warrants. The primary driver for volatility in Other Income / (Expense) has been non-cash changes to the fair value of the warrant liabilities which are based on the Company’s stock price. The Company adjusts the warrant liability for fair value using the Black-Scholes model through the income statement quarterly. For the three-month period ended December 31, 2015 the Company recorded expense of $1.2 million for the change in the fair value of warrant liabilities compared to recording income of $135 thousand for the three months ended December 31, 2014.  For the six-month period ended December 31, 2015 the Company recorded expense of $887 thousand for the change in the fair value of warrant liabilities compared to recording income of $445 thousand for the six months ended December 31, 2014.  The change in both periods can be primarily attributed to the increase in market price of the Company’s stock at the valuation date which was $3.08 at December 31, 2015 and $1.61 at December 31, 2014.

Net Loss. Net loss is a function of the items described above. The increase in net loss is primarily attributed to the increase in the fair value of warrant liabilities, partially offset by the improved gross margin in license and transaction fees and equipment sales.

Adjusted EBITDA. For the three months ended December 31, 2015 adjusted EBITDA increased 34.4% from $1.7 million at December 31, 2014 compared to $2.3 million at December 31, 2015. For the six months ended December 31, 2015 adjusted EBITDA increased 52.7% from $2.6 million at December 31, 2014 compared to $4.0 million at December 31, 2015. The increase in adjusted EBITDA in both periods can be attributed to the increased gross margin on license and transaction fees and equipment sales.

Non-GAAP Net Income. For the three months ended December 31, 2015 non-GAAP net income increased 11,333.3% from $6 thousand at December 31, 2014 compared to $686 thousand at December 31, 2015. For the six months ended December 31, 2015 non-GAAP net income increased 158.9% from a loss of $704 thousand at December 31, 2014 compared to $415 thousand at December 31, 2015. The increase in non-GAAP net income in both periods can be attributed to the increased gross margin on license and transaction fees and equipment sales.

Weighted Average Shares Outstanding. The gradual increase in the basic weighted average number of common shares has been due to stock issued through the Company’s stock based compensation programs.

Table 4: Reconciliation of Net Loss to Adjusted EBITDA:

	For the three months ended		For the six months ended
	December 31,	December 31,	December 31,	December 31,
($ in thousands)	2015	2014	2015	2014
Net loss	$(874)	$(261)	$(514)	$(322)

Less interest income	(20)	(4)	(71)	(14)
Plus interest expenses	104	49	223	124
Plus income tax provision	154	402	181	42
Plus depreciation expense	1,323	1,444	2,673	2,917
Plus (less) change in fair value of warrant liabilities	1,230	(135)	887	(445)
Plus stock-based compensation	237	186	509	325
Plus due diligence/ acquisition costs	106	-	123	-
Adjusted EBITDA	$2,260	$1,681	$4,011	$2,627

As used herein, Adjusted EBITDA represents net income (loss) before interest income, interest expense, income taxes, depreciation, amortization, non-recurring professional service fees recorded in SG&A that were incurred in connection with the VendScreen, Inc. (“VendScreen”) transaction, change in fair value of warrant liabilities and stock-based compensation expense. We have excluded the non-operating item, change in fair value of warrant liabilities, because it represents a non-cash gain or charge that is not related to the Company’s operations. We have excluded the non-cash expense, stock-based compensation, as it does not reflect the cash-based operations of the Company. We have excluded the non-recurring professional service fees incurred in connection with the VendScreen transaction in order to allow more accurate comparisons of the financial results to historical operations. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance and liquidity, and because it allows management and investors to consider the ongoing operations of the business both with, and without, such expenses. Additionally, the Company utilizes Adjusted EBITDA as a metric in its management incentive compensation plans.

Table 5: Selling General & Administrative (SG&A) Expenses

	Three months ended
($ in thousands)	December 31,	% of	September 30,	% of	June 30,	% of	March 30,	% of	December 31,	% of
(unaudited)	2015	SG&A	2015	SG&A	2015	SG&A	2015	SG&A	2014	SG&A

Salaries and benefit costs	$2,786	58.6%	$2,685	56.0%	$2,295	45.8%	$2,533	59.2%	$2,132	60.4%
Marketing related expenses	335	7.0%	333	6.9%	580	11.6%	184	4.3%	215	6.1%
Professional services	839	17.6%	782	16.3%	844	16.8%	708	16.5%	460	13.0%
Bad debt expense	239	5.0%	236	4.9%	497	9.9%	303	7.1%	141	4.0%
Premises, equipment and insurance costs	347	7.3%	399	8.3%	475	9.5%	372	8.7%	370	10.5%
Research and development expenses	37	0.8%	191	4.0%	154	3.1%	96	2.2%	115	3.3%
Due Diligence/ Acquisition Costs	106	2.2%	17	0.4%	-	0.0%	-	0.0%	-	0.0%
Other expenses	73	1.5%	153	3.2%	164	3.3%	84	2.0%	98	2.8%
Total SG&A expenses	$4,762	100%	$4,796	100%	$5,009	100%	$4,280	100%	$3,531	100%

	Six months ended
($ in thousands)	December 31,	% of	December 31,	% of
(unaudited)	2015	SG&A	2014	SG&A

Salaries and benefit costs	$5,471	57.2%	$4,336	60.5%
Marketing related expenses	668	7.0%	462	6.4%
Professional services	1,621	17.0%	958	13.4%
Bad debt expense	475	5.0%	300	4.2%
Premises, equipment and insurance costs	746	7.8%	772	10.8%
Research and development expenses	228	2.4%	165	2.3%
Due Diligence/ Acquisition Costs	123	1.3%	-	0.0%
Other expenses	226	2.4%	170	2.4%
Total SG&A expenses	$9,558	100%	$7,163	100%

Salaries and Benefit Costs. Includes employee compensation and benefits, directors’ fees, incentives, and stock-based compensation. The increase in cost from the six months ended December 31, 2014 to the six months ended December 31, 2015 was due to increased headcount, benefits, bonuses and stock based compensation.

Marketing Related. Marketing related costs were higher for the three and six-month periods ended December 31, 2015 due to trade show expenses and marketing initiatives for sales support and sales deployment.

Professional Services. Professional services include information technology, legal, public relations, accounting, and other consulting costs. The Company anticipates continued use of professional services to support its growing sales and service structure.

Premises, Equipment and Insurance Costs. Includes facilities, sales & use taxes, and workers compensation. The increase for the three and six-month periods ended December 31, 2015 compared to the same periods in 2014 was from sales & use tax and printing expenses related to marketing initiatives in the same quarter.

Research and Development. Includes product development costs that cannot be capitalized including materials and contractors.

Due Diligence/Acquisition Costs. Represents non-recurring professional service fees incurred in connection with the VendScreen transaction which closed on January 15, 2016.

Other expenses. Includes bank fees, recruiting expenses, non-inventory supplies, and subscriptions.

Table 6: Non-GAAP Earnings per Share

	Three months ended		Six months ended
	December 31,	December 31,	December 31,	December 31,
($ in thousands)	2015	2014	2015	2014

Net loss	$(874)	$(261)	$(514)	$(322)
Non-GAAP adjustments:
Non-cash portion of income tax provision	224	402	251	395
Fair value of warrant adjustment	1,230	(135)	887	(445)
Due diligence/ acquisition costs	106	-	123	-
Non-GAAP net income (loss)	$686	$6	$747	$(372)

Net loss	$(874)	$(261)	$(514)	$(322)
Cumulative preferred dividends	-	-	(332)	(332)
Net loss applicable to common shares	$(874)	$(261)	$(846)	$(654)

Non-GAAP net income (loss)	$686	$6	$747	$(372)
Cumulative preferred dividends	-	-	(332)	(332)
Non-GAAP net income (loss) applicable to common shares	$686	$6	$415	$(704)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.02)	$(0.02)
Non-GAAP net earnings (loss) per common share - basic and diluted	$0.02	$-	$0.01	$(0.02)
Basic and diluted weighted average number of common shares outstanding	35,828,776	35,657,519	35,808,488	35,625,199

The gradual increase in the basic weighted average number of common shares has been due to stock issued through the Company’s stock based compensation programs.

As used herein, non-GAAP net income (loss) represents GAAP net income (loss) excluding costs or benefits relating to any adjustment for fair value of warrant liabilities and non-cash portions of the Company’s income tax benefit (provision), and non-recurring professional service fees recorded in SG&A that were incurred in connection with the VendScreen transaction. Non-GAAP net earnings (loss) per common share - diluted is calculated by dividing non-GAAP net income (loss) applicable to common shares by the number of diluted weighted average shares outstanding. Non-GAAP net income (loss) is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Management believes that non-GAAP net income (loss) and non-GAAP net earnings (loss) per common share - diluted are important measures of the Company's business. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that these non-GAAP financial measures serve as useful metrics for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP financial measures and our reconciliations, enhance investors' overall understanding of our current and future financial performance. Additionally, the Company utilizes non-GAAP net income as a metric in its management incentive compensation plans.

Table 7: Balance Sheet as of December 31, 2015 Compared to June 30, 2015

($ in thousands)		December 31,	June 30,
(unaudited)		2015	2015	$ Change	% Change

Assets
Current assets:
Cash		$14,809	$11,374	$3,435	30%
Accounts receivable, less allowance	*	6,976	5,971	1,005	17%
Finance receivables		1,503	941	562	60%
Inventory		2,849	4,216	(1,367)	-32%
Deferred income taxes		1,258	1,258	-	0%
Prepaid expenses and other current assets		902	574	328	57%
Total current assets		28,297	24,334	3,963	16%

Finance receivables, less current portion		2,435	3,698	(1,263)	-34%
Property and equipment, net		10,856	12,869	(2,013)	-16%
Goodwill and intangbiles		8,095	8,095	-	0%
Deferred income taxes		25,607	25,788	(181)	-1%
Other assets		326	350	(24)	-7%
Total assets		$75,616	$75,134	$482	1%

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	*	$7,876	$10,542	$(2,666)	-25%
Accrued expenses		2,116	2,108	8	0%
Line of credit		7,000	4,000	3,000	75%
Current obligations under long-term debt		524	478	46	10%
Income taxes payable		-	54	(54)	-100%
Deferred gain from sale-leaseback transactions		860	860	-	0%
Total current liabilities		18,376	18,042	334	2%
Long-term liabilities
Long-term debt, less current portion		1,584	1,854	(270)	-15%
Accrued expenses, less current portion		26	49	(23)	-47%
Warrant liabilities		1,865	978	887	91%
Deferred gain from sale-leaseback transactions, less current portion		470	900	(430)	-48%
Total long-term liabilities		3,945	3,781	164	4%
Total liabilities		22,321	21,823	498	2%

Shareholders' equity:
Preferred stock, no par value		3,138	3,138	-	0%
Common stock, no par value		225,372	224,874	498	0%
Accumulated deficit		(175,215)	(174,701)	(514)	0%
Total shareholders' equity		53,295	53,311	(16)	0%
Total liabilities and shareholders' equity		$75,616	$75,134	$482	1%

Total current assets		$28,297	$24,334	$3,963	16%
Total current liabilities		18,376	18,042	334	2%
Net working capital		$9,921	$6,292	$3,629	58%

* Accounts receivable, net of allowance for doubtful accounts and accounts payable have increase by the following amounts due to reclassifications		$-	$1,299

Highlights from the balance sheet as of December 31, 2015 compared to June 30, 2015 include:

•	Property and Equipment (“PP&E”) includes mostly JumpStart rental equipment and has declined $2.0 million pursuant to the Company’s strategy of using third-party leasing programs through QuickStart. Net PP&E is expected to continue to decline over time.

•	Accounts payable declined $2.7 million as the Company paid down its vendors over the normal course of business.

•	Accounts receivable as of June 30, 2015 includes amounts in aged receivables (>90 days) of a large equipment sale due from a third-party leasing company under our QuickStart program. Collection was delayed due to document requirements but was received subsequent to September 30, 2015 and prior to December 31, 2015. The Company continues working to improve its lease document workflow to accelerate collections and improve cash flow.

LIQUIDITY AND CAPITAL RESOURCES

Highlights from the statement of cash flow include:

•	The Company has experienced positive operating cash flow in the last four quarters and expects continued growth of cash flow from operations and free cash flow (cash flow from operating activities less cash used for purchases of property for the JumpStart rental program).

•	Finance receivables decreased $701 thousand from June 30, 2015 compared to December 31, 2015 due to the Company’s efforts to consummate sales utilizing the QuickStart third-party leasing program.
•	Investment in property for the JumpStart rental program has been zero during the past five quarters due to the QuickStart program and transfers from inventory.

In September 2014, the Company reintroduced QuickStart, a program whereby our customers are able to purchase our ePort hardware via a five-year, non-cancellable lease. Under the QuickStart program, the Company provides the equipment to customers in a rent-to-own agreement and creates a long-term and current finance receivable for five-year leases. In the third and fourth quarters of fiscal 2015, the Company signed vendor agreements with two leasing companies, whereby our customers would enter into leases directly with the leasing companies. Under this scenario, the Company invoices the leasing company for the equipment leased by our customer, and records the full equipment sales amount to accounts receivable. Unlike finance receivables, where the cash from the equipment sale would be collected over a five-year period, the accounts receivable due from the leasing company is typically collected within 30 days. QuickStart, through third-party leasing companies, reduces cash flow needed for investing activities and improves the cash flow from operations which, when combined, increases the Company’s free cash flow. The Company previously financed its customers’ acquisition of ePort equipment primarily through the JumpStart rental program. Under Jumpstart, the Company records an investing capital expenditure cash outflow for the equipment provided and fixed assets on the balance sheet, and then receives rental income from a month-to-month lease.

Since entering into vendor agreements with two third-party leasing companies, the majority of QuickStart sales consummated have been with customers entering into a lease directly with the leasing companies. Our customers have shifted from acquiring our products via JumpStart, which accounted for 60% of our gross connections in fiscal year 2014, to QuickStart and sales under normal trade receivable terms, which accounted for 88% of our gross connections in fiscal year 2015, and was approximately 90% of gross connections in the first six months of fiscal year 2016. The Company is actively working to expand its outside leasing partners. The goal of the program would be to have enough leasing partners so that the Company would not need to provide financing to its customers. Accordingly, with continued success of the QuickStart third-party leasing program, the Company should continue to generate positive cash flow from operations during the remainder of the 2016 fiscal year.

Sources of Cash

Primary: The Company’s primary sources of cash include:

•	Current cash on hand of approximately $14.8 million as of December 31, 2015;

•	In addition to cash on hand, the Company generated cash flow from operations of $869 thousand for the six-month period ended December 31, 2015. The Company’s increased liquidity position is further demonstrated by increases in net working capital, which is defined as current assets less current liabilities, which were $9.9, $7.5, $6.3, $5.7 and $2.6 million over the last five quarters beginning with the quarter ended December 31, 2015. These positive trends are expected to continue and result in continued free cash flow; and
•	On January 15, 2016, the Bank also made a three-year term loan to the Company in the principal amount of $3.0 million (the “Term Loan”). The Term Loan provides that interest only is payable monthly during year one, interest and principal is payable monthly during years two and three, and all outstanding principal and accrued interest is due and payable on the third anniversary of the Term Loan. The Term Loan bears interest at an annual rate equal to 1.75% above the prime rate as published from time to time by The Wall Street Journal, or five percent (5%), whichever is higher. The Bank also increased the amount available under the Line of Credit to $7.5 million less the amount then outstanding under the Term Loan. As of December 31, 2015, the balance outstanding under the Line of Credit was $7.0 million.

Other Sources: Other sources of cash include:

•	Approximately $11.1 million of potential cash from unexercised stock warrants exercisable at $2.6058 per share that are set to expire on September 18, 2016;

•	If the Company exhausted its primary sources of cash and required capital, it believes it could sell a portion of its finance receivables at a discount to a third-party lender; and

•	The Company has had success in accessing capital markets, debt and equity in the past. However, the current focus is on profitability and generating free cash flows.

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2015. Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There have been no changes during the quarter ended December 31, 2015 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information.

ITEM 1. LEGAL PROCEEDINGS

As previously reported, Universal Clearing Solutions, LLC (“Universal Clearing”), a former non-vending customer of the Company, filed an action in the United States District Court for the District of Arizona against the Company alleging breach of contract, breach of fiduciary duty, and defamation. During July 2015, the Company filed an answer to the defamation count of the complaint denying the allegations, and filed a motion to dismiss the remaining counts. On January 29, 2016, the Court granted the Company’s motion, and dismissed the breach of contract and breach of fiduciary duty claims against the Company. The Company does not believe that the remaining defamation count of the complaint has merit or represents a material legal proceeding, and intends to vigorously defend against the claim.

During July 2015, the Company filed a counterclaim against Universal Clearing seeking damages of approximately $680,000 which were incurred by the Company in connection with chargebacks relating to Universal Clearing’s sub-merchants which had been boarded on the Company’s service. The Company also filed a third party complaint in the pending action against Steven Juliver, the manager of Universal Clearing, as well as against Universal Tranware, LLC, and Secureswype, LLC, entities affiliated with Universal Clearing. The third party complaint sets forth, among other things, causes of action for fraud and breach of contract, and seeks to recover from these defendants the chargebacks relating to Universal Clearing’s sub-merchants described above. On September 14, 2015, the third party defendants filed a motion to dismiss the third party complaint, and on January 29, 2016, the court denied the motion to dismiss the fraud and breach of contract claims. The Company intends to vigorously pursue its claims for damages set forth in the counterclaim and third party complaint.

As previously reported, on October 1, 2015, a purported class action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company and its executive officers alleging violations under the Securities Exchange Act of 1934. On December 15, 2015, the court appointed a lead plaintiff, and on January 18, 2016, the plaintiff filed an amended complaint that set forth the same causes of action and requested substantially the same relief as the original complaint. On February 1, 2016, the Company filed a motion to dismiss the amended complaint alleging that, among other things, the amended complaint does not satisfy the applicable pleading standards under the Private Securities Litigation Reform Act. The court has not yet ruled on the motion to dismiss. Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to vigorously defend against the action.

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

USA TECHNOLOGIES, INC.

Date: February 12, 2016	/s/ Stephen P. Herbert
Stephen P. Herbert,
Chief Executive Officer

Date: February 12, 2016	/s/ Leland P. Maxwell
Leland P. Maxwell
Interim Chief Financial Officer

