Form 10-Q
period 2016-03-31
USA TECHNOLOGIES INC
filed 2016-05-13
CIK 896429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016, there were 36,734,629 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31,	June 30,
($ in thousands, except shares)	2016	2015

Assets
Current assets:
Cash	$14,901	$11,374
Accounts receivable, less allowance for doubtful accounts of $2,058 and $1,309, respectively	8,345	5,971
Finance receivables	1,677	941
Inventory	2,341	4,216
Prepaid expenses and other current assets	1,060	574
Deferred income taxes	1,276	1,258
Total current assets	29,600	24,334

Finance receivables, less current portion	3,042	3,698
Other assets	337	350
Property and equipment, net	10,584	12,869
Deferred income taxes	25,701	25,788
Goodwill and intangibles	12,976	8,095
Total assets	$82,240	$75,134

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$12,029	$10,542
Accrued expenses	3,339	2,108
Line of credit	6,980	4,000
Current obligations under long-term debt	625	478
Income taxes payable	-	54
Warrant liabilities	5,964	-
Deferred gain from sale-leaseback transactions	860	860
Total current liabilities	29,797	18,042

Long-term liabilities:
Long-term debt, less current portion	1,742	1,854
Accrued expenses, less current portion	19	49
Warrant liabilities, less current portion	-	978
Deferred gain from sale-leaseback transactions, less current portion	255	900
Total long-term liabilities	2,016	3,781

Total liabilities	31,813	21,823

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000 Series A convertible preferred- Authorized shares- 900,000 Issued and outstanding shares- 445,063 with liquidation preference of $18,108 and $17,440, respectively	3,138	3,138
Common stock, no par value: Authorized shares- 640,000,000 Issued and outstanding shares- 36,578,715 and 35,763,663, respectively	227,924	224,874
Accumulated deficit	(180,635)	(174,701)

Total shareholders’ equity	50,427	53,311

Total liabilities and shareholders’ equity	$82,240	$75,134

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
($ in thousands, except per share data)	2016	2015	2016	2015

Revenues:
License and transaction fees	$14,727	$11,059	$41,326	$31,695
Equipment sales	5,634	4,298	14,138	8,736
Total revenues	20,361	15,357	55,464	40,431

Costs of sales/revenues:
Cost of services	9,703	7,157	27,475	21,566
Cost of equipment	4,986	3,054	11,787	6,850
Total costs of sales/revenues	14,689	10,211	39,262	28,416
Gross profit	5,672	5,146	16,202	12,015

Operating expenses:
Selling, general and administrative	6,094	4,281	15,652	11,444
Depreciation	173	135	439	456
Total operating expenses	6,267	4,416	16,091	11,900
Operating income (loss)	(595)	730	111	115

Other income (expense):
Interest income	67	27	138	41
Interest expense	(180)	(85)	(403)	(209)
Change in fair value of warrant liabilities	(4,805)	(1,101)	(5,692)	(656)
Total other income (expense), net	(4,918)	(1,159)	(5,957)	(824)

Loss before provision for income taxes	(5,513)	(429)	(5,846)	(709)
Benefit (provision) for income taxes	93	(138)	(88)	(180)

Net loss	(5,420)	(567)	(5,934)	(889)
Cumulative preferred dividends	(334)	(334)	(668)	(668)
Net loss applicable to common shares	$(5,754)	$(901)	$(6,602)	$(1,557)
Net loss per common share - basic and diluted	$(0.16)	$(0.03)	$(0.18)	$(0.04)
Basic and diluted weighted average number of common shares outstanding	36,161,613	35,747,979	35,961,648	35,705,210

See accompanying notes.

USA Technologies, Inc.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
($ in thousands, except shares)	Shares	Amount	Shares	Amount	Deficit	Total

Balance, June 30, 2015, as previously reported	442,968	$3,138	35,747,242	$224,874	$(174,701)	$53,311
Adjustments (See Note 18 of the Notes to Consolidated Financial Statements)	2,095	-	16,421	-	-	-
Balance, June 30, 2015, as adjusted	445,063	$3,138	35,763,663	$224,874	$(174,701)	$53,311

Warrants issued in conjunction with Line of Credit Agreement	-	-	-	52	-	52
Reclass of fair value of warrant liability upon exercise of warrants			-	706		706
Exercise of warrants	-	-	645,100	1,681	-	1,681
Stock based compensation
2013 Stock Incentive Plan	-	-	169,913	377	-	377
2014 Stock Option Incentive Plan	-	-	12,785	274	-	274
Retirement of common stock	-	-	(12,746)	(40)	-	(40)
Net loss	-	-	-	-	(5,934)	(5,934)

Balance, March 31, 2016	445,063	$3,138	36,578,715	$227,924	$(180,635)	$50,427

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended		Nine months ended
($ in thousands)	March 31,		March 31,
	2016	2015	2016	2015
OPERATING ACTIVITIES:
Net loss	$(5,420)	$(567)	$(5,934)	$(889)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Charges incurred in connection with the vesting and issuance of common stock and common stock options for employee and director compensation	142	216	651	541
Gain on disposal of property and equipment	(15)	(6)	(57)	(13)
Bad debt expense	506	302	980	602
Depreciation	1,190	1,433	3,863	4,350
Amortization of intangible assets	44	-	44	-
Change in fair value of warrant liabilities	4,805	1,101	5,692	656
Deferred income taxes, net	(93)	121	88	184
Recognition of deferred gain from sale-leaseback transactions	(215)	(216)	(645)	(619)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,872)	(984)	(3,352)	(1,821)
Finance receivables	(154)	(2,248)	547	(3,782)
Inventory	250	651	1,118	(1,292)
Prepaid expenses and other assets	(160)	152	(366)	(207)
Accounts payable	4,154	(141)	1,487	(2,046)
Accrued expenses	1,166	234	1,151	(39)
Income taxes payable	-	17	(70)	(4)

Net cash provided by (used in) operating activities	4,328	65	5,197	(4,379)

INVESTING ACTIVITIES:
Purchase and additions of property and equipment	(164)	(4)	(331)	(54)
Purchase of property for rental program	-	-	-	(1,642)
Proceeds from sale of rental equipment under sale-leaseback transactions	-	-	-	4,994
Proceeds from sale of property and equipment	19	19	124	54
Cash paid for assets acquired from VendScreen	(5,625)	-	(5,625)	-

Net cash provided by (used in) investing activities	(5,770)	15	(5,832)	3,352

FINANCING ACTIVITIES:
Cash used for the retirement of common stock	-	-	(40)	(62)
Proceeds from exercise of common stock warrants	1,652	-	1,681	-
Proceeds (payments) from line of credit	33	-	3,033	(1,000)
Proceeds from long-term debt	-	1,753	-	1,753
Repayment of long-term debt	(151)	(92)	(512)	(261)

Net cash provided by financing activities	1,534	1,661	4,162	430

Net increase (decrease) in cash	92	1,741	3,527	(597)
Cash at beginning of period	14,809	6,734	11,374	9,072
Cash at end of period	$14,901	$8,475	$14,901	$8,475

Supplemental disclosures of cash flow information:
Interest paid in cash	$191	$67	$404	$202
Depreciation expense allocated to cost of services	$1,051	$1,271	$3,436	$3,867
Reclass of rental program property to inventory, net	$347	$1,374	$845	$1,393
Prepaid items financed with debt	$-	$-	$103	$103
Equipment and software acquired under capital lease	$409	$-	$444	$108
Disposal of property and equipment	$189	$343	$526	$395
Disposal of property and equipment under sale-leaseback transactions	$-	$-	$-	$3,873
Fair value of common stock warrants at issuance recorded as a debt discount	$52	$-	$52	$-
Debt financing costs financed with debt	$79	$-	$79	$-

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

INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three and nine-month periods ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016. The balance sheet at June 30, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. ACCOUNTING POLICIES (CONTINUED)

FINANCE RECEIVABLES

The Company offers extended payment terms to certain customers for equipment sales under its QuickStart Program. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification® (“ASC”) Topic 840, “Leases”, agreements under the QuickStart Program qualify for sales-type lease accounting. Accordingly, the future minimum lease payments are classified as finance receivables in the Company’s consolidated balance sheets. Finance receivables or QuickStart leases are generally for a sixty-month term. Finance receivables are carried at their contractual amount and charged off against the allowance for credit losses when management determines that recovery is unlikely and the Company ceases collection efforts. The Company recognizes a portion of the note or lease payments as interest income in the accompanying consolidated financial statements based on the effective interest rate method.

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

INTANGIBLE ASSETS

The Company’s intangible assets include goodwill, trademarks, non-compete agreements, brand, developed technology and customer relationships.

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

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent that, based on available evidence, it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest or penalties related to uncertain tax positions were accrued or incurred during the three and nine months ended March 31, 2016 and 2015.

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

Accordingly, the respective balances for all prior periods presented in these financial statements were reclassified in order to be consistent with and comparable to the accounting classification of these items in our March 31, 2016 financial statements. The new accounting classification as well as the reclassification for prior periods had no effect on the consolidated statements of operations or the consolidated statements of shareholders’ equity. The details of the reclassification of the respective consolidated balance sheets and the consolidated statements of cash flows amounts are presented in the table below:

($ in thousands)	June 30, 2015 Balances
Consolidated Balance Sheet Line Items	As previously reported	Reclassification	As reclassified
Accounts Receivable, net of allowance for doubtful accounts:
Reclassification of balances included in accounts payable to accounts receivable		$2,114
Reclassification of the allowance for doubtful accounts in accounts payable		(815)
	$4,672	$1,299	$5,971

Allowance for Doubtful Accounts:
Reclassification of the allowance for doubtful accounts in accounts payable	$(494)	$(815)	$(1,309)

Accounts Payable:
Reclassification of balances included in accounts payable to accounts receivable		$2,114
Reclassification of the allowance for doubtful accounts in accounts payable		(815)
	$9,243	$1,299	$10,542

($ in thousands)	For the three months ended March 31, 2015
Consolidated Statement of Cash Flow Line Items	As previously reported	Reclassification	As reclassified
Accounts Receivable
Reclassification of cash provided by and included in accounts payable to accounts receivable	$(974)	$(10)	$(984)

Accounts Payable:
Reclassification of cash used in and included in accounts payable to accounts receivable	$(151)	$10	$(141)

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. ACCOUNTING POLICIES (CONTINUED)

($ in thousands)	For the nine months ended March 31, 2015
Consolidated Statement of Cash Flow Line Items	As previously reported	Reclassification	As reclassified
Accounts Receivable
Reclassification of cash provided by and included in accounts payable to accounts receivable	$(1,257)	$(564)	$(1,821)

Accounts Payable:
Reclassification of cash used in and included in accounts payable to accounts receivable	$(2,610)	$564	$(2,046)

SOFTWARE DEVELOPMENT COSTS

In the second quarter of fiscal 2016, the Company changed the manner in which it treats certain costs for software developed for internal use, which are accounted for through the capitalization of those costs incurred in connection with developing or obtaining internal-use software. These capitalized costs for internal-use software are included in fixed assets in the consolidated balance sheet and are amortized over three years.

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

OTHER COMPREHENSIVE INCOME

ASC 220, “Comprehensive Income”, prescribes the reporting required for comprehensive income and items of other comprehensive income. Entities having no items of other comprehensive income are not required to report on comprehensive income. The Company has no items of other comprehensive income for the three and nine months ended March 31, 2016.

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

In February 2016, the FASB issued ASU 2016-02 “Leases” (Topic 842). This pronouncement will be effective for the Company beginning with the quarter ending September 30, 2019.

In March 2016, the FASB issued ASU 2016-09 “Compensation – Stock Compensation” (Topic 718). This pronouncement will be effective for the Company beginning with the quarter ending September 30, 2016.

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

2. ACQUISITION

VENDSCREEN, INC.

On January 15, 2016, the Company executed an Asset Purchase Agreement with Vendscreen, Inc. (“VendScreen”), a Portland, Oregon based developer of vending industry cashless payment technology, by which it acquired substantially all of VendScreen’s assets and assumed specified liabilities, for a cash payment of $5.625 million. The purchase price was funded using $2.625 million in cash, and the balance of $3.0 million from a term loan which was converted from a line of credit.

This acquisition expands the Company’s capability with interactive media (touchscreen) and content delivery through VendScreen’s cloud-based content delivery platform, device platform and products, customer base, vendor management system (VMS) integration, and consumer product information including nutritional data. In addition to new technology and services, the acquisition adds a West Coast operational footprint, with former VendScreen employees able to offer expanded customer services, sales and technical support.

The following table summarizes the preliminary purchase price allocation to reflect the fair values of the assets acquired and liabilities assumed at the date of acquisition.

($ in thousands)

Consideration:
Fair value of total consideration paid in cash	$5,625

Acquisition / integration expenses:	$584

Recognized amounts of identifiable assets acquired and liabilities assumed:

Financial Assets:
Accounts receivable	$3
Finance receivables	628
Other current assets	20
Deferred income taxes	18
669

Property, and & equipment	81

Identifiable intangible assets:
Developed technology	639
Customer relationships	149
Brand	95
Noncompete agreements	2
Fair value of intangible assets	885

Financial liabilities
Accrued liabilities	(50)

Total identifiable net assets	$1,585

Goodwill	4,040

Total Fair Value	$5,625

Of the $885 thousand of acquired intangible assets, $639 thousand was assigned to developed technology that is subject to amortization over 5 years, $149 thousand was assigned to customer relationships which are subject to amortization over 10 years; $2 thousand was assigned to a non-compete agreement that is subject to amortization over 2 years, and $95 thousand was assigned to the brand that is subject to amortization over 3 years. All of the intangible assets are amortizable for income tax purposes.

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Substantially all of the goodwill is amortizable for income tax purposes.

VendScreen has been included in the accompanying consolidated financial statements of the Company since the date of acquisition. The $584 thousand of acquisition / integration expenses consists of non-recurring expenses incurred in connection with the acquisition and integration of the VendScreen business and were included in SG&A expenses during the nine months ended March 31, 2016.

3. EARNINGS PER SHARE CALCULATION

The calculation of basic and diluted earnings per share is presented below:

	Three months ended		Nine months ended
	March 31,		March 31,
($ in thousands, except per share data)	2016	2015	2016	2015

Numerator for basic earnings per share - Net loss available to common shareholders	$(5,754)	$(901)	$(6,602)	$(1,557)
Gain recorded for reduction in fair value of warrants*	-	-	-	-
Numerator for diluted earnings per share - Net loss available to common shareholders	$(5,754)	$(901)	$(6,602)	$(1,557)

Denominator for basic earnings per share - Weighted average shares outstanding	36,161,613	35,747,979	35,961,648	35,705,210
Effect of dilutive potential common shares*	-	-	-	-
Denominator for diluted earnings per share - Adjusted weighted average shares outstanding	36,161,613	35,747,979	35,961,648	35,705,210

Basic and diluted loss per share	$(0.16)	$(0.03)	$(0.18)	$(0.04)

* No adjustment necessary as the effects would be anti-dilutive.

4. FINANCE RECEIVABLES

Finance receivables consist of the following:

	March 31,	June 30,
($ in thousands)	2016	2015
	(unaudited)

Total finance receivables	$4,719	$4,639
Less current portion	1,677	941
Non-current portion of finance receivables	$3,042	$3,698

The Company collects monthly payments of its finance receivables from the customers’ transaction fund flow. Accordingly, as the fund flow from these customers’ transactions is sufficient to satisfy the amount due to the Company, the risk of loss is considered remote and the Company has not provided for an allowance for credit losses for finance receivables as of March 31, 2016 and June 30, 2015.

Credit Quality Indicators

As of March 31, 2016

(unaudited)

Credit risk profile based on payment activity:	March 31,	June 30,
	2016	2015
($ in thousands)	(unaudited)
Performing	$4,671	$4,619
Nonperforming	48	20
Total	$4,719	$4,639

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Age Analysis of Past Due Finance Receivables

As of March 31, 2016

(unaudited)

	31 – 60	61 – 90	Greater than			Total
($ in thousands)	Days Past Due	Days Past Due	90 Days Past Due	Total Past Due	Current	Finance Receivables

QuickStart Leases	$30	$3	$15	$48	$4,671	$4,719

Age Analysis of Past Due Finance Receivables

As of June 30, 2015

	31 – 60	61 – 90	Greater than			Total
($ in thousands)	Days Past Due	Days Past Due	90 Days Past Due	Total Past Due	Current	Finance Receivables

QuickStart Leases	$-	$15	$5	$20	$4,619	$4,639

5. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consist of the following:

		March 31, 2016
		(unaudited)
($'s in thousands)	Useful Lives	Cost	Accumulated Depreciation	Net
Computer equipment and software	3-7 years	$5,420	$(4,287)	$1,133
Property and equipment used for rental program	5 years	26,789	(17,553)	9,236
Furniture and equipment	3-7 years	828	(626)	202
Leasehold improvements	Lesser of life or lease term	575	(562)	13
		$33,612	$(23,028)	$10,584

		June 30, 2015
($'s in thousands)	Useful Lives	Cost	Accumulated Depreciation	Net
Computer equipment and purchased software	3-7 years	$4,670	$(4,017)	$653
Property and equipment used for rental program	5 years	26,469	(14,476)	11,993
Furniture and equipment	3-7 years	723	(572)	151
Leasehold improvements	Lesser of life or lease term	575	(503)	72
		$32,437	$(19,568)	$12,869

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

5. PROPERTY AND EQUIPMENT (CONTINUED)

Assets under capital lease totaled approximately $2.6 million and $2.1 million as of March 31, 2016 and June 30, 2015, respectively. Capital lease amortization of approximately $69 thousand and $130 thousand is included in depreciation expense for the three-month periods ended March 31, 2016 and 2015, respectively. Capital lease amortization of approximately $208 thousand and $271 thousand is included in depreciation expense for the nine-month periods ended March 31, 2016 and 2015, respectively.

6. GOODWILL AND INTANGIBLES

There was $44 thousand of amortization expense relating to acquired intangible assets during the three and nine months ended March 31, 2016. There was no amortization expense relating to acquired intangible assets during the three and nine months ended March 31, 2015. Intangible asset balances consisted of the following:

	Beginning	Nine months ended March 31, 2016		Ending
	Balance	Additions/		Balance	Amortization
	July 1, 2015	Adjustments	Amortization	March 31, 2016	Period
Intangible assets:

Goodwill	$7,663	$4,040	$-	$11,703	Indefinite
Trademarks - Indefinite	432	-	-	432	Indefinite
Non-compete agreements	-	2	-	2	2 years
Brand	-	95	(8)	87	3 years
Developed technology	-	639	(32)	607	5 years
Customer relationships	-	149	(4)	145	10 years
Total	$8,095	$4,925	$(44)	$12,976

	Beginning	Year ended June 30, 2015		Ending
	Balance	Additions/		Balance	Amortization
	July 1, 2014	Adjustments	Amortization	June 30, 2015	Period
Intangible assets:

Goodwill	$7,663	$-	$-	$7,663	Indefinite
Trademarks - Indefinite	432	-	-	432	Indefinite
Total	$8,095	$-	$-	$8,095

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	June 30,
($ in thousands)	2016	2015
	(unaudited)
Accrued compensation and related sales commissions	$1,135	$673
Accrued professional fees	673	301
Accrued taxes and filing fees	526	505
Advanced customer billings	749	390
Accrued rent	7	75
Accrued other	268	213
	3,358	2,157
Less current portion	(3,339)	(2,108)
	$19	$49

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

8. LINE OF CREDIT

On January 15, 2016, the Company and Avidbank Corporate Finance, a division of Avidbank (“Avidbank”) entered into a Fifteenth Amendment (the “Amendment”) to the Loan and Security Agreement (as amended, the “Avidbank Loan Agreement”) previously entered into between them. The Avidbank Loan Agreement provided for a secured asset-based revolving line of credit facility (the “Avidbank Line of Credit”) of up to $7.0 million. The outstanding balance of the amounts advanced under the Avidbank Line of Credit bear interest at 2% above the prime rate as published in The Wall Street Journal or five percent (5%), whichever is higher. Avidbank also made a three-year term loan to the Company in the principal amount of $3.0 million (the “Term Loan”). The Term Loan was used by the Company to repay to Avidbank an advance that had been made to the Company under the Avidbank Line of Credit in December 2015, and which had been used by the Company to pay for the VendScreen business. The Term Loan provides that interest only is payable monthly during year one, interest and principal is payable monthly during years two and three, and all outstanding principal and accrued interest is due and payable on the third anniversary of the Term Loan. The Term Loan bears interest at an annual rate equal to 1.75% above the prime rate as published from time to time by The Wall Street Journal, or five percent (5%), whichever is higher. The Amendment increased the amount available under the Avidbank Line of Credit to $7.5 million less the amount then outstanding under the Term Loan.

On March 29, 2016, the Company entered into a Loan and Security Agreement and other ancillary documents (the “Heritage Loan Documents”) with Heritage Bank of Commerce (“Heritage Bank”), providing for a secured asset-based revolving line of credit in an amount of up to $12.0 million (the “Heritage Line of Credit”).

The Company utilized approximately $7.0 million under the Heritage Line of Credit to satisfy the existing Avidbank Line of Credit and related Term Loan, and approximately $100 thousand under the Heritage Line of Credit to pay closing fees, recorded as a debt discount, of Heritage Bank. The amount of advances remaining available to the Company under the Heritage Line of Credit as of March 31, 2016 was approximately $4.8 million.

The Heritage Loan Documents provide that the aggregate amount of advances under the Heritage Line of Credit shall not exceed the lesser of (i) $12.0 million, or (ii) eighty-five percent (85%) of license and transaction fee revenue (as is reflected as such in the Company’s consolidated statement of operations) for the preceding three (3) calendar months.

The outstanding daily balance of the amounts advanced under the Heritage Line of Credit will bear interest at 2.25% above the prime rate as published from time to time in The Wall Street Journal. At March 31, 2016, this prime rate was 3.50%. Interest is payable by the Company to Heritage Bank on a monthly basis.

The Heritage Line of Credit and the Company’s obligations under the Heritage Loan Documents are secured by substantially all of the Company’s assets, including its intellectual property.

The maturity date of the Heritage Line of Credit is March 29, 2017. At the time of maturity, all outstanding advances under the Heritage Line of Credit as well as any unpaid interest are due and payable. Prior to maturity of the Heritage Line of Credit, the Company may prepay amounts due under the Heritage Line of Credit without penalty, and subject to the terms of the Heritage Loan Documents, may re-borrow any such amounts.

The Heritage Loan Documents contain customary representations and warranties and affirmative and negative covenants applicable to the Company. The Heritage Loan Documents also require the Company to achieve a minimum Adjusted EBITDA, as defined in the Heritage Loan Documents, measured on a quarterly basis. The Heritage Loan Documents also require that the number of the Company’s connections as of the end of each fiscal quarter shall not decrease by more than five percent as compared to the number of the Company’s connections as of the end of the immediately prior fiscal quarter.

The Heritage Loan Documents also contain customary events of default, including, among other things, payment defaults, breaches of covenants, and bankruptcy and insolvency events, subject to grace periods in certain instances. Upon an event of default, Heritage Bank may declare all of the outstanding obligations of the Company under the Heritage Line of Credit and Heritage Loan Documents to be immediately due and payable, and exercise any other rights provided for under the Heritage Loan Documents, including foreclosing on the collateral securing the Heritage Loan Documents.

In connection with the Heritage Loan Documents, the Company issued to Heritage Bank warrants to purchase up to 23,978 shares of common stock of the Company at an exercise price of $5.00 per share. The warrants are exercisable at any time through March 29, 2021 subject to earlier termination in the event of a business combination (as defined in the Heritage Loan Documents).

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

8. LINE OF CREDIT (CONTINUED)

The fair value of the warrants of $52 thousand was charged against the current obligation under the line of credit and will be amortized on a straight-line basis over 12 months. The Black-Sholes method was used to calculate fair value.

The balance due on the Heritage line of credit was $7.1 million and $4.0 million at March 31, 2016 and June 30, 2015, respectively. As of March 31, 2016 $4.9 million was available under our line of credit.

	As of or Nine Months Ended
	March 31,
($ in thousands)	2016	2015
Principal balance at period-end	$7,111	$4,000
Unamortized discount	(131)	-
Line of credit, net	$6,980	$4,000
Maximum amount outstanding at any month end	$7,111	$5,000
Average balance outstanding during the period	$4,230	$4,100
Weighted-average interest rate:
As of the period-end	5.8%	5.3%
Paid during the period	5.3%	5.3%

	As of or Three Months Ended
	March 31,
($ in thousands)	2016	2015
Principal balance at period-end	$7,111	$4,000
Unamortized discount	(131)	-
Line of credit, net	$6,980	$4,000
Maximum amount outstanding at any month end	$7,111	$4,000
Average balance outstanding during the period	$4,564	$4,000
Weighted-average interest rate:
As of the period-end	5.8%	5.3%
Paid during the period	5.5%	5.3%

Interest expense on the applicable line of credit was approximately $48 thousand and $55 thousand during each of the three months ended March 31, 2016 and 2015, respectively. Interest expense on the applicable line of credit was approximately $156 thousand and $158 thousand during the nine months ended March 31, 2016 and 2015, respectively.

9. LONG-TERM DEBT

CAPITAL LEASES

The Company periodically enters into capital lease obligations to finance certain office and network equipment for use in its daily operations. During the nine-month period ended March 31, 2016 the Company entered into capital lease obligations of $444 thousand. The interest rates on these obligations ranged from approximately 5.6% to 9.0%. The value of the acquired equipment is included in property and equipment and amortized accordingly.

OTHER LOAN AGREEMENTS

The Company periodically enters into other loan agreements to finance the purchase of various assets as needed, including computer equipment, insurance premiums, network equipment and software for use in its operations. During the nine-month period ended March 31, 2016, the Company entered into loan agreements for $103 thousand. The interest rates on these obligations were approximately 5.3%. The value of these financed insurance premiums acquired is included in prepaid expenses and other assets and expensed accordingly.

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

9. LONG-TERM DEBT (CONTINUED)

ASSIGNMENT OF QUICKSTART LEASES

In February and May 2015, the Company assigned its interest in certain finance receivables (various sixty-month QuickStart leases) to third-party finance companies in exchange for cash and the assumption of financing obligations in the aggregate of $1.8 million and $304 thousand, respectively. These assignment transactions contain recourse provisions for the Company which requires the proceeds from the assignment to be treated as long-term debt. The financing obligations range in rate from 9.4% to 9.5%.

The balance of long-term debt as of March 31, 2016 and June 30, 2015 are shown in the table below.

	March 31,	June 30,
($ in thousands)	2016	2015
	(unaudited)
Capital lease obligations	$667	$338
Other loan agreements	12	-
Lease financing obligations	1,688	1,994
	2,367	2,332
Less current portion	625	478
	$1,742	$1,854

The maturities of long-term debt for each of the fiscal years following March 31, 2016 are as follows:

2016 (remaining three months)	$157
2017	631
2018	628
2019	588
2020	358
Thereafter	5
$2,367

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the fair value hierarchy described in Note 1, the following table shows the fair value of the Company’s financial instrument that is required to be measured at fair value as of March 31, 2016 and June 30, 2015:

($ in thousands)
March 31, 2016 (unaudited)	Level 1	Level 2	Level 3	Total

Common stock warrant liability, 3.4 million warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$5,964	$5,964

June 30, 2015	Level 1	Level 2	Level 3	Total

Common stock warrant liability, 3.9 million warrants exercisable at $2.6058 from September 18, 2011 through September 18, 2016	$-	$-	$978	$978

As of March 31, 2016 and June 30, 2015, the Company held no Level 1 or Level 2 financial instruments.

As of March 31, 2016 and June 30, 2015, the fair values of the Company’s Level 3 financial instrument totaled $5.964 million and $978 thousand for 3.4 million and 3.9 million warrants, respectively. The Level 3 financial instrument consists of common stock warrants issued by the Company in March 2011, which include features requiring liability treatment of the warrants. The fair value of warrants issued in March 2011 to purchase shares of the Company’s common stock is based on valuations performed by an independent third party valuation firm. The fair value was determined using proprietary valuation models using the quality of the underlying securities of the warrants, restrictions on the warrants and security underlying the warrants, time restrictions and precedent sale transactions completed in the secondary market or in other private transactions. There were no transfers of assets or liabilities between level 1, level 2, or level 3 during the three and nine months ended March 31, 2016 and 2015.

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the three and nine months ended March 31, 2016 and 2015.

	Three months ended
($ in thousands)	March 31,
	2016	2015

Beginning balance	$(1,865)	$(140)
Increase due to change in fair value of warrant liabilities	(4,805)	(1,101)
Reduction due to warrant exercises	706	-
Ending balance	$(5,964)	$(1,241)

	Nine months ended
($ in thousands)	March 31,
	2016	2015

Beginning balance	$(978)	$(585)
Increase due to change in fair value of warrant liabilities	(5,692)	(656)
Reduction due to warrant exercises	706	-
Ending balance	$(5,964)	$(1,241)

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

10. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

During the third quarter of 2016, 500,000 warrants were exercised. In order to estimate the fair value effect, the fair values per warrant as determined by the independent third party as of December 31, 2015 and March 31, 2016 were used as reference points. The fair value on the day of exercise of each tranche of warrants is calculated between these two reference points based on the change in the closing USAT stock price from December 31, 2015 to the day of exercise.

11. WARRANTS

There were 634,100 exercises during the three months ended March 31, 2016, including the 500,000 warrants discussed in Note 10. During the nine months ended March 31, 2016, warrants were exercised at $2.6058 per share resulting in the issuance of 645,100 shares of common stock with proceeds of $1.681 million. The fair value of the 500,000 warrants was reclassed from liability to equity upon exercise. There were no exercises of warrants during the three or nine months ended March 31, 2015.

Warrant activity for the three and nine-month periods ended March 31, 2016 was as follows:

Warrants
Outstanding at June 30, 2015	4,309,000
Issued	-
Exercised	(11,000)
Expired	-
Outstanding at September 30, 2015	4,298,000
Issued	-
Exercised	-
Expired	-
Outstanding at December 31, 2015	4,298,000
Issued	23,978
Exercised	(634,100)
Expired	-
Outstanding at March 31, 2016	3,687,878

12. INCOME TAXES

For the three and nine months ended March 31, 2016, income tax benefit/(provision) of $93 thousand and $(88) thousand, respectively, (substantially all deferred income taxes) were recorded. The benefit/(provision) consist of the tax effect of the change in the fair value of warrant liabilities which was treated discretely, offset by a tax benefit based upon loss before income taxes using an estimated annual effective income tax rate of 33% for the fiscal year ending June 30, 2016.

For the three and nine months ended March 31, 2015, income tax provisions of $(138) thousand and $(180) thousand, respectively, (substantially all deferred income taxes) were recorded; of the nine month amount, $(395) thousand was due to the decrease in the applicable tax rate utilized to tax affect the deferred tax assets that was caused by a state income tax law change. The remaining benefit of $215 thousand for the nine months ended March 31, 2015 and the tax provision for the three months ended March 31, 2015 were based upon income (loss) before provision for income taxes using an estimated annual effective income tax rate for the fiscal year ending June 30, 2015 of 64% and a provision for the tax effect of the change in the fair value of warrant liabilities which was treated discretely.

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

13. STOCK BASED COMPENSATION PLANS

STOCK OPTIONS

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for options granted during:

	Nine months ended
	March 31,
	2016	2015
Expected volatility	59-66%	79%
Expected life	4 - 4.5 years	7 years
Expected dividends	0.00%	0.00%
Risk-free interest rate	1.34-1.49%	2.04%

Stock based compensation related to stock options for the nine months ended March 31, 2016 and 2015 was $274 thousand and $257 thousand, respectively. Unrecognized compensation related to stock option grants as of March 31, 2016 was $229 thousand.

Changes in outstanding stock options for the three months ended March 31, 2016 and 2015 consisted of the following:

	For the three months ended March 31,
	2016			2015
	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, beginning of period	658,474	$2.14	$1.41	448,888	$1.87	$1.33
Granted	75,000	$2.94	$1.43	85,000	$1.70	$1.19
Forfeited	(90,000)	$3.38	$1.81	-	$-	$-
Expired	-	$-	$-	-	$-	$-
Exercised	(33,333)	$1.80	$1.27	-	$-	$-
Options outstanding, end of period	610,141	$2.07	$1.36	533,888	$1.84	$1.31

Changes in outstanding stock options for the nine months ended March 31, 2016 and 2015 consisted of the following:

	For the nine months ended March 31,
	2016			2015
	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, beginning of period	538,888	$1.86	$1.33	120,000	$2.05	$1.49
Granted	194,586	$3.21	$1.64	413,888	$1.78	$1.25
Forfeited	(90,000)	$3.38	$1.81	-	$-	$-
Expired	-	$-	$-	-	$-	$-
Exercised	(33,333)	$1.80	$1.27	-	$-	$-
Options outstanding, end of period	610,141	$2.07	$1.36	533,888	$1.84	$1.31

USA Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

13. STOCK BASED COMPENSATION PLANS (CONTINUED)

Changes in unvested stock options for the three months ended March 31, 2016 and 2015 consisted of the following:

	For the three months ended March 31,
	2016		2015
	Options	Weighted Average Grant Date Fair Value	Options	Weighted Average Grant Date Fair Value
Unvested options, beginning of period	396,251	$1.49	448,888	$1.33
Granted	75,000	$1.43	-	$-
Vested	(28,335)	$1.27	-	$-
Forfeited	(90,000)	$1.81	-	$-
Unvested options, end of period	352,916	$1.41	448,888	$1.33

Changes in unvested stock options for the nine months ended March 31, 2016 and 2015 consisted of the following:

	For the nine months ended March 31,
	2016		2015
	Options	Weighted Average Grant Date Fair Value	Options	Weighted Average Grant Date Fair Value
Unvested options, beginning of period	505,553	$1.32	120,000	$1.49
Granted	194,586	$1.64	328,888	$1.27
Vested	(257,223)	$1.26	-	$-
Forfeited	(90,000)	$1.81	-	$-
Unvested options, end of period	352,916	$1.41	448,888	$1.33

Exercise prices of stock options outstanding as of March 31, 2016 and June 30, 2015 consisted of the following:

	March 31, 2016		June 30, 2015
	(unaudited)
Range of Exercise Prices	Options Outstanding	Options Exercisable	Options Outstanding	Options Exercisable
$1.62 to $1.68	75,000	25,002	75,000	-
$1.80	295,555	195,555	328,888	-
$2.05	100,000	33,335	100,000	33,335
$2.09	10,000	3,333	10,000	-
$2.75	25,000	-	25,000	-
$2.94	75,000	-
$3.38	29,586	-	-	-
	610,141	257,225	538,888	33,335

USA Technologies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

13. STOCK BASED COMPENSATION PLANS (CONTINUED)

	March 31, 2016		June 30, 2015
	(unaudited)
($ in thousands, except per share price and number of options)	Options Outstanding	Options Exercisable	Options Outstanding	Options Exercisable
Number of stock options	610,141	257,225	538,888	33,335
Weighted average exercise price	$2.07	$1.82	$1.86	$2.05
Aggregate intrinsic value	$1,389	$653	$451	$22
Weighted average contractual life	5.66	4.79	6.21	5.97
Share price	$4.36	$4.36	$2.70	$2.70

STOCK GRANTS

The Company’s nonvested common shares as of March 31, 2016, and changes during the period then ended consisted of the following:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Nonvested at June 30, 2015	18,604	$1.88
Granted	131,558	3.04
Vested	(21,664)	2.70
Nonvested at September 30, 2015	128,498	2.97
Granted	-	-
Vested	(7,396)	3.38
Nonvested at December 31, 2015	121,102	$2.94
Granted	-	-
Vested	-	-
Nonvested at March 31, 2016	121,102	$2.94

14. PREFERRED STOCK

The authorized Preferred Stock may be issued from time to time in one or more series, each series with such rights, preferences or restrictions as determined by the Board of Directors. As of March 31, 2016 each share of Series A Preferred Stock is convertible into 0.194 of a share of Common Stock and each share of Series A Preferred Stock is entitled to 0.194 of a vote on all matters on which the holders of Common Stock are entitled to vote. Series A Preferred Stock provides for an annual cumulative dividend of $1.50 per share, payable when, as and if declared by the Board of Directors, to the shareholders of record in equal parts on February 1 and August 1 of each year. Any and all accumulated and unpaid cash dividends on the Series A Preferred Stock must be declared and paid prior to the declaration and payment of any dividends on the Common Stock.

The Series A Preferred Stock may be called for redemption at the option of the Board of Directors for a price of $11.00 per share plus payment of all accrued and unpaid dividends. No such redemption has occurred as of March 31, 2016. In the event of any liquidation as defined in the Company’s Articles of Incorporation, the holders of shares of Series A Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders. The Series A Preferred Stock liquidation preference as of March 31, 2016 and June 30, 2015 is as follows:

USA Technologies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

14. PREFERRED STOCK (CONTINUED)

($ in thousands)	March 31,	June 30,
	2016	2015
	(unaudited)
Shares outstanding at $10.00 per share	$4,451	$4,451
Cumulative unpaid dividends	13,657	12,989
	$18,108	$17,440

Cumulative unpaid dividends are convertible into common shares at $1,000 per common share at the option of the shareholder. During the three and nine months ended March 31, 2016 and 2015, no shares of Preferred Stock nor cumulative preferred dividends were converted into shares of common stock.

15. RETIREMENT PLAN

The Company’s 401(k) Plan (the “Retirement Plan”) allows employees who have completed six months of service to make voluntary contributions up to a maximum of 100% of their annual compensation, as defined in the Retirement Plan and subject to IRS limitations. The Company may, in its discretion, make a matching contribution, a profit sharing contribution, a qualified non-elective contribution, and/or a safe harbor 401(k) contribution to the Retirement Plan. The Company must make an annual election at the beginning of the plan year as to whether it will make a safe harbor contribution to the plan. For the plan year ending June 30, 2016, the Company has elected to make safe harbor matching contributions of 100% of the participant’s first 3% and 50% of the next 2% of compensation deferred into the Retirement Plan. The Company’s safe harbor contributions for the three months ended March 31, 2016 and 2015 approximated $51 thousand and $61 thousand, respectively. The Company’s safe harbor contributions for the nine months ended March 31, 2016 and 2015 approximated $154 thousand and $149 thousand, respectively.

16. RELATED PARTY TRANSACTIONS

There were no related party transactions during the three or nine-month periods ended March 31, 2016 and 2015.

17. COMMITMENTS AND CONTINGENCIES

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

USA Technologies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The following table summarizes the changes in deferred gain from the sale-leaseback transactions:

	Three months ended
($ in thousands)	March 31,
	2016	2015
Beginning balance	$1,330	$2,191
Gain on sale of rental equipment	-	-
Recognition of deferred gain	(215)	(216)
Ending balance	1,115	1,975
Less current portion	860	860
Non-current portion of deferred gain	$255	$1,115

	Nine months ended
($ in thousands)	March 31,
	2016	2015
Beginning balance	$1,760	$1,143
Gain on sale of rental equipment	-	1,452
Recognition of deferred gain	(645)	(619)
Ending balance	1,115	1,976
Less current portion	860	860
Non-current portion of deferred gain	$255	$1,116

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

USA Technologies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

17. COMMITMENTS AND CONTINGENCIES (CONTINUED)

On October 1, 2015, a purported class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania by Steven P. Messner, individually and on behalf of all others similarly situated, against the Company and its executive officers, alleging violations under the Securities Exchange Act of 1934. The lawsuit was filed on behalf of a purported class of investors who purchased or otherwise acquired securities of the Company between September 29, 2014 through September 29, 2015. The complaint alleges that the defendants made materially false and misleading statements, relating to, among other things, the failure to identify a large number of uncollectible small balance accounts. The complaint seeks certification as a class action and unspecified damages including attorneys’ fees and other costs. On December 15, 2015, the court appointed a lead plaintiff, and on January 18, 2016, the plaintiff filed an amended complaint that set forth the same causes of action and requested substantially the same relief as the original complaint. On February 1, 2016, the Company filed a motion to dismiss the amended complaint alleging, among other things, the amended complaint does not satisfy the applicable pleading standards under the Private Securities Litigation Reform Act. On April 11, 2016, the Court held oral argument on the Company’s motion, and on April 14, 2016, the Court entered an order granting the Company’s motion to dismiss the amended complaint without leave to amend. The plaintiff must appeal the Court’s order prior to May 17, 2016.

18. ADJUSTMENTS

The consolidated financial statements included in this Form 10-Q reflect additional shares of common stock and preferred stock that had been issued and outstanding in prior periods but were not reflected as such in previous consolidated financial statements. The additional shares primarily consisted of unvested shares of common stock awarded to officers and directors pursuant to the Company’s equity compensation plans. The Consolidated Statement of Shareholders’ Equity has been adjusted to reflect these additional common and preferred shares as of June 30, 2015. The June 30, 2015 Consolidated Balance Sheet has been adjusted to reflect these additional shares; and the liquidation preference of preferred stock as of such date has been increased by $85,371. The basic and diluted weighted average number of common shares outstanding for the three and nine month periods ended March 31, 2015 and March 31, 2016 in the Consolidated Statements of Operations has also been adjusted. The foregoing adjustments in basic and diluted weighted common shares outstanding did not affect the previously reported net loss per common share - basic or diluted for the three and nine month periods ended March 31, 2015.

19. SUBSEQUENT EVENTS

On April 29, 2016, the Company entered into a Third Amendment to Office Space Lease (the “Third Amendment”) with its landlord which amended certain terms of its existing lease (the “Lease”) for its Malvern, Pennsylvania executive offices consisting of approximately 17,249 square feet located on the first floor of the building (the “Current Premises”). The Third Amendment provides that the Company will relocate from the Current Premises to new offices located on the third floor of the building (the “New Offices”) consisting of approximately 17,689 square feet. Substantially all of the improvements to the New Offices will be constructed by the landlord at the landlord’s cost and expense. The landlord anticipates that the New Premises will be substantially completed on September 1, 2016, at which time the Company would relocate from the Current Premises to the New Premises (the “New Premises Commencement Date”). The Third Amendment provides that the term of the Lease is extended from the prior expiration date of April 30, 2016 until seven years following the New Premises Commencement Date. The Company’s monthly base rent for the Premises will increase from approximately $32,340 to approximately $36,115 on the New Office Commencement Date, and will increase each year thereafter up to a maximum monthly base rent of approximately $40,537. The Third Amendment also grants to the Company the option to extend the term of the Lease for an additional five year period with a minimum of one year advance notice prior to the expiration of the initial term, and provides certain rights of first offer on additional space located on the third floor of the building.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected, include, for example:

●	general economic, market or business conditions;

●	the ability of the Company to raise funds in the future through sales of securities or debt financing in order to sustain its operations if an unexpected or unusual event would occur;

●	the ability of the Company to compete with its competitors to obtain market share;

●	whether the Company’s current or future customers purchase, lease, rent or utilize ePort devices or our other products in the future at levels currently anticipated by our Company;

●	whether the Company’s customers continue to utilize the Company’s transaction processing and related services, as our customer agreements are generally cancelable by the customer on thirty to sixty days’ notice;

●	the ability of the Company to satisfy its trade obligations included in accounts payable and accrued expenses;

●	the ability of a sufficient number of our customers to utilize third party leasing companies under our QuickStart program in order to continue to significantly reduce net cash used in operating activities;

●	the incurrence by us of any unanticipated or unusual non-operating expenses which would require us to divert our cash resources from achieving our business plan;

●	the ability of the Company to predict or estimate its future quarterly or annual revenues and expenses given the developing and unpredictable market for its products;

●	the ability of the Company to retain key customers from whom a significant portion of its revenues are derived;

●	the ability of a key customer to reduce or delay purchasing products from the Company;

●	the ability of the Company to obtain widespread commercial acceptance of its products and service offerings such as ePort QuickConnect, mobile payment and loyalty programs;

●	whether any patents issued to the Company will provide the Company with any competitive advantages or adequate protection for its products, or would be challenged, invalidated or circumvented by others;

●	the ability of our products and services to avoid unauthorized hacking or credit card fraud;

●	whether our remediation of a significant deficiency that we identified in our internal controls over financial reporting, and which was reflected in our annual report on Form 10-K for the fiscal year ended June 30, 2015, would be effective;

●	whether we experience additional material weaknesses in our internal controls over financial reporting in the future, and are not able to accurately or timely report our financial condition or results of operations;

●	whether our suppliers would increase their prices, reduce their output or change their terms of sale; and

●	the ability of the Company to operate without infringing the intellectual property rights of others.

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

OVERVIEW OF THE COMPANY

Incorporated in 1992, USA Technologies, Inc. has been helping customers in self-serve retail, traditionally cash-based industries, seamlessly make the transition to cashless payment. Highlights of the Company are below:

•	Over 84 employees with its headquarters in Malvern, Pennsylvania as of March 31, 2016

•	Over 10,800 customers and 401,000 connections to our service

•	Three direct sales teams at the national, regional, and local customer-level and a growing number of OEMs and national distribution partners

•	78 United States and foreign patents are in force

•	The Company’s fiscal year ends June 30th

•	The Company has traded on the NASDAQ under the symbol “USAT” since 2007

The Company has deferred tax assets of approximately $27 million resulting from a series of operating loss carry forwards that may be available to offset future taxable income from federal income taxes over the next five or more years.

In January 2016, the Company purchased substantially all of the assets of VendScreen, Inc. (See Note 2). On the date of the acquisition, VendScreen had approximately 150 customers with approximately 6,000 connections. Of those 150 customers approximately 50% are new customers of USAT.

THE MARKET WE SERVE

We believe our growing customer base is indicative of a broadening adoption and acceptance of cashless payments in the industries we serve. We estimate the self-serve retail market in the United States generates over $120 billion in annual cashless transaction revenues, representing 13 to 15 million potential connections. Included in the self-service retail market is the Company’s largest market segment, vending. This supports the Company’s position in the market and opportunities for growth.

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

Patents, non-compete agreements, brand, developed technology, customer relationships and trademarks, with an estimated economic life, are carried at cost less accumulated amortization, which is calculated on a straight-line basis over their estimated economic life. The Company reviews intangibles, subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

HIGHLIGHTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016 INCLUDE:

	As of and for the three months ended
	March 31,
($ in thousands)	2016	2015	$ Change	% Change

Total revenues	$20,361	$15,357	$5,004	32.6%
License and transaction revenue	$14,727	$11,059	$3,668	33.2%
License and transaction gross profit	$5,024	$3,902	$1,122	28.8%
License and transaction margin	34.1%	35.3%	-1%	-3.3%
Connections	401,000	302,000	99,000	32.8%
Customers	10,825	8,925	1,900	21.3%
Adjusted EBITDA	$1,347	$2,379	$(1,032)	-43.4%
Non-GAAP net income (loss)	$(87)	$655	$(742)	-113.3%
Cash provided by operating activities	$4,328	$65	$4,263	6558.5%

	For the nine months ended
	March 31,
($ in thousands)	2016	2015	$ Change	% Change

Total revenues	$55,464	$40,431	$15,033	37.2%
License and transaction revenue	$41,326	$31,695	$9,631	30.4%
License and transaction gross profit	$13,851	$10,129	$3,722	36.7%
License and transaction margin	33.5%	32.0%	2%	4.9%
Adjusted EBITDA	$5,358	$5,007	$351	7.0%
Non-GAAP net income (loss)	$660	$(79)	$739	935.4%
Cash provided by (used in) operating activities	$5,197	$(4,379)	$9,576	218.7%

TRENDING QUARTERLY FINANCIAL DATA

The following tables show certain financial and non-financial data over a five-quarter period that management believes give readers insight into certain trends and relationships about the Company’s financial performance.

Table 1: Five Quarters of Select Key Performance Indicators

	Three months ended
(unaudited)	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
Connections:
Gross New Connections	38,000	24,000	20,000	34,000	24,000
% from Existing Customer Base	91%	89%	86%	89%	82%
Net New Connections	32,000	20,000	16,000	31,000	14,000
Total Connections	401,000	369,000	349,000	333,000	302,000

Customers:
New Customers Added	200	350	675	675	475
Total Customers	10,825	10,625	10,275	9,600	8,925

Volumes:
Total Number of Transactions (millions)	82.0	76.0	68.8	62.2	54.8
Transaction Volume ($millions)	$151.0	$138.0	$126.4	$112.8	$97.7

Financing Structure of Connections:
JumpStart	7.4%	10.1%	10.2%	6.0%	11.3%
QuickStart & All Others *	92.6%	89.9%	89.8%	94.0%	88.7%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

*Includes credit sales with standard trade receivable terms

Highlights of USAT’s connections for the quarter ended March 31, 2016 include:

●	32,000 net new connections to our ePort Connect service in the quarter, compared to 14,000 net connections added in the same quarter last year, an increase of 18,000, or 129%;

●	401,000 connections to the ePort Connect service compared to the same quarter last year of approximately 302,000 connections, an increase of 99,000 connections, or 33%;

●	USAT has shifted from providing financing for the customer’s equipment purchases through month-to-month agreements under the JumpStart rental program, to using outside leasing companies through the QuickStart program with sixty month terms. This shift to QuickStart provides for an upfront payment by the leasing companies for the equipment which significantly improves the Company’s cash flow from operations. The Company also may hold QuickStart leases as finance receivables for customers that are not able to obtain third party leasing arrangements. The Company is actively working to expand its outside leasing partners. The goal of the program would be to have enough leasing partners so that the Company would not need to provide financing to its customers.

Table 2: Quarter Ended March 31, 2016 compared to Quarter Ended March 31, 2015

($ in thousands, except share and per share data)	For the three months ended March 31,
(unaudited)	2016	% of Sales	2015	% of Sales	Change	% Change

Revenues:
License and transaction fees	$14,727	72.3%	$11,059	72.0%	$3,668	33.2%
Equipment sales	5,634	27.7%	4,298	28.0%	1,336	31.1%
Total revenues	20,361	100.0%	15,357	100.0%	5,004	32.6%

Costs of sales/revenues:
Cost of services	9,703	65.9%	7,157	64.7%	$2,546	35.6%
Cost of equipment	4,986	88.5%	3,054	71.1%	1,932	63.3%
Total costs of sales/revenues	14,689	72.1%	10,211	66.5%	4,478	43.9%

Gross profit:
License and transaction fees	5,024	34.1%	3,902	35.3%	1,122	28.8%
Equipment sales	648	11.5%	1,244	28.9%	(596)	-47.9%
Total gross profit	5,672	27.9%	5,146	33.5%	526	10.2%

Operating expenses:
Selling, general and administrative	6,094	29.9%	4,281	27.9%	$1,813	42.3%
Depreciation	173	0.8%	135	0.9%	38	28.1%
Total operating expenses	6,267	30.8%	4,416	28.8%	1,851	41.9%
Operating income (loss)	(595)	-2.9%	730	4.8%	(1,325)	-181.5%

Other income (expense):
Interest income	67	0.3%	27	0.2%	40	148.1%
Interest expense	(180)	-0.9%	(85)	-0.6%	(95)	111.8%
Change in fair value of warrant liabilities	(4,805)	-23.6%	(1,101)	-7.2%	(3,704)	336.4%
Total other income (expense), net	(4,918)	-24.2%	(1,159)	-7.5%	(3,759)	324.3%

Loss before provision for income taxes	(5,513)	-27.1%	(429)	-2.8%	(5,084)	1185.1%
Benefit (provision) for income taxes	93		(138)		231	-167.4%

Net loss	(5,420)	-26.6%	(567)	-3.7%	(4,853)	855.9%
Cumulative preferred dividends	(334)	-1.6%	(334)	-2.2%	-	0.0%
Net loss applicable to common shares	$(5,754)	-28.3%	$(901)	-5.9%	$(4,853)	538.6%
Net loss per common share - basic and diluted	$(0.16)		$(0.03)		$(0.13)	535.1%
Basic and diluted weighted average number of common shares outstanding	36,161,613		35,747,979		413,635	1.2%

Adjusted EBITDA	$1,347	6.6%	$2,379	15.5%	$(1,032)	-43.4%

Non-GAAP net income (loss) applicable to common shares	$(421)	-2.1%	$321	2.1%	$(742)	-231.2%

Total connections at period-end	401,000		302,000
Net new connections in period	32,000		14,000

Table 3: Nine Months Ended March 31, 2016 compared to the Nine Months Ended March 31, 2015

($ in thousands, except share and per share data)	For the nine months ended March 31,
(unaudited)	2016	% of Sales	2015	% of Sales	Change	% Change

Revenues:
License and transaction fees	$41,326	74.5%	$31,695	78.4%	$9,631	30.4%
Equipment sales	14,138	25.5%	8,736	21.6%	5,402	61.8%
Total revenues	55,464	100.0%	40,431	100.0%	15,033	37.2%

Costs of sales/revenues:
Cost of services	27,475	66.5%	21,566	68.0%	$5,909	27.4%
Cost of equipment	11,787	83.4%	6,850	78.4%	4,937	72.1%
Total costs of sales/revenues	39,262	70.8%	28,416	70.3%	10,846	38.2%

Gross profit:
License and transaction fees	13,851	33.5%	10,129	32.0%	3,722	36.7%
Equipment sales	2,351	16.6%	1,886	21.6%	465	24.7%
Total gross profit	16,202	29.2%	12,015	29.7%	4,187	34.8%

Operating expenses:
Selling, general and administrative	15,652	28.2%	11,444	28.3%	$4,208	36.8%
Depreciation	439	0.8%	456	1.1%	(17)	-3.7%
Total operating expenses	16,091	29.0%	11,900	29.4%	4,191	35.2%
Operating income (loss)	111	0.2%	115	0.3%	(4)	-3.5%

Other income (expense):
Interest income	138	0.2%	41	0.1%	97	236.6%
Interest expense	(403)	-0.7%	(209)	-0.5%	(194)	-92.8%
Change in fair value of warrant liabilities	(5,692)	-10.3%	(656)	-1.6%	(5,036)	-767.7%
Total other income (expense), net	(5,957)	-10.7%	(824)	-2.0%	(5,133)	-622.9%

Loss before provision for income taxes	(5,846)	-10.5%	(709)	-1.8%	(5,137)	-724.5%
Provision for income taxes	(88)		(180)		(92)	-51.1%

Net loss	(5,934)	-10.7%	(889)	-2.2%	(5,045)	-567.5%
Cumulative preferred dividends	(668)	-1.2%	(668)	-1.7%	-	0.0%
Net loss applicable to common shares	$(6,602)	-11.9%	$(1,557)	-3.9%	$(5,045)	-324.0%
Net loss per common share - basic and diluted	$(0.18)		$(0.04)		$(0.14)	-323.5%
Basic and diluted weighted average number of common shares outstanding	35,961,648		35,705,210		256,438	0.7%

Adjusted EBITDA	$5,358	9.7%	$5,007	12.4%	$351	7.0%

Non-GAAP net loss applicable to common shares	$(8)	0.0%	$(747)	-1.8%	$739	98.9%

Total connections at period-end	401,000		302,000
Net new connections in period	68,000		36,000

Revenue. The increase in net new connections of approximately 32,000 for the three-month period ended March 31, 2016 compared to approximately 14,000 in the same period last year represents an increase of 128%. The increase in net new connections of 68,000 for the nine-month period ended March 31, 2016 compared to 36,000 for the same period last year represents an increase of 89%. The Company’s total connections have grown to 401,000 at March 31, 2016 compared to 302,000 at March 31, 2015, or a 32.8% increase year-over-year. The increase in total connections is driving the growth in license and transaction fees of 33.2% quarter-over-quarter and 30.4% over the prior comparable nine month period.

Gross Margin. License and transaction fees gross margin for the three-month period ended March 31, 2016 decreased from 35.3% to 34.1% compared to the three-month period ended March 31, 2015. The Company periodically offers reduced fees for customers who offer strategic and/or large market opportunities. During the nine month period, license and transaction fee gross margin increased from 32.0% to 33.5%. Management believes that this reflects the appropriate longer term margin for license and transaction fees. Equipment gross margin decreased from 28.9% for the three-month period ended March 31, 2015 to 11.5% for the three-month period ended March 31, 2016. The primary reason was that the prior year quarter included a $747 thousand recovery as well as strategic offers as noted above. Equipment gross margins decreased from 21.6% for the nine-month period ended March 31, 2015 to 16.6% for the nine-month period ended March 31, 2016. The decrease reflects the prior recovery noted above as well as strategic offers as noted above.

Operating Expenses. Operating expenses increased $1.8 million or 27.9% for the three-month period ended March 31, 2016 compared to the same period in 2015. The increases are primarily due to non-recurring charges of $461 thousand incurred in connection with the acquisition and integration of the VendScreen business, $105 thousand of professional fees incurred in connection with the class action litigation and other professional fees of $444 thousand. Lesser increases were in salaries and benefits, and bad debt provision. Operating expenses increased $4.2 million or 36.8% for the nine-month period ended March 31, 2016 compared to the same period in 2015. The increase are primarily due to salary and benefit increases of $1.4 million, professional fee increases of $1.1 million, and non-recurring charges of $584 thousand incurred in connection with the acquisition and integration of the VendScreen business, and $105 thousand of processional fees incurred during the March 31, 2016 quarter in connection with the class action litigation. Operating expenses as a percentage of sales increased for the three months ended March 31, 2016 to 30.8% compared to 28.8% for the three months ended March 31, 2015. Operating expenses as a percentage of sales decreased for the nine months ended March 31, 2016 to 29.0% compared to 29.4% for the nine months ended March 31, 2015. Going forward into the fourth quarter of fiscal 2016 and the first quarter of fiscal 2017, management expects decreased SG&A expenses as compared to those during the third quarter due to, among other things, realization of efficiencies and/or cost reductions.

Total Other Income (Expense). Includes interest expense, other income, and the change in the fair value of warrants. The primary driver for volatility in Other Income / (Expense) has been non-cash changes to the fair value of the warrant liabilities which are based on the Company’s stock price. Using the Black-Scholes model, the Company adjusts the warrant liability for fair value through the income statement quarterly. For the three-month period ended March 31, 2016 the Company recorded expense of $4.8 million for the change in the fair value of warrant liabilities compared to $1.0 million for the three months ended March 31, 2015. For the nine-month period ended March 31, 2016 the Company recorded expense of $5.7 million for the change in the fair value of warrant liabilities compared to $656 thousand for the nine months ended March 31, 2015. The change in both periods can be primarily attributed to the increase in market price of the Company’s common stock at the valuation dates which was $4.36 at March 31, 2016 and $2.75 at March 31, 2015.

Net Loss. Net loss is a function of the items described above. The increase in net loss is primarily attributed to the increase in the fair value of warrant liabilities, augmented by increased one-time charges related to the VendScreen acquisition.

Adjusted EBITDA. For the three months ended March 31, 2016 adjusted EBITDA decreased 43.4% from $2.379 million at March 31, 2015 to $1.347 million at March 31, 2016. The $1.0 million decrease was primarily due to decreases in equipment gross profit versus same quarter last year, as noted above, as well as increases in professional service fees and bad debt expense. For the nine months ended March 31, 2016 adjusted EBITDA increased 7.0% from $5.007 million at March 31, 2015 to $5.358 million at March 31, 2016. The $351 thousand increase is primarily due to an increase in gross margins on license and transaction fees in excess of the increases in operating expenses noted above.

Non-GAAP Net Income. For the three months ended March 31, 2016 non-GAAP net income applicable to common shares decreased 231.2% from $321 thousand during the three months ended March 31, 2015 to a loss of $421 thousand. The decrease was primarily due to decreases in gross margins during the current quarter as well as increases in professional service fees and bad debt expense. For the nine months ended March 31, 2016 non-GAAP net income applicable to common shares increased 98.9% from a loss of $747 thousand during the nine months ended March 31, 2015 to loss of $8 thousand. The increase is primarily due to the increased gross margin on license and transaction fees in excess of the increases in operating expenses noted above.

Weighted Average Shares Outstanding. The gradual increase in the basic weighted average number of common shares has been due to stock issued through the Company’s stock based compensation programs.

Table 4: Reconciliation of Net Income (Loss) to Adjusted EBITDA:

	For the three months ended		For the nine months ended
	March 31,	March 31,	March 31,	March 31,
($ in thousands)	2016	2015	2016	2015
Net loss	$(5,420)	$(567)	$(5,934)	$(889)

Less interest income	(67)	(27)	(138)	(41)
Plus interest expenses	180	85	403	210
(Less) plus income tax provision	(93)	138	88	180
Plus depreciation expense	1,190	1,433	3,863	4,350
Plus amortization expense	44	-	44	-
Plus stock-based compensation	142	216	651	541
EBITDA	(4,024)	1,278	(1,023)	4,351
Less change in fair value of warrant liabilities	4,805	1,101	5,692	656
Plus VendScreen non-recurring charges	461	-	584	-
Plus class action professional fees	105	-	105	-
Adjustments to EBITDA	5,371	1,101	6,381	656
Adjusted EBITDA	$1,347	$2,379	$5,358	$5,007

As used herein, Adjusted EBITDA represents net income (loss) excluding interest income, interest expense, income taxes, depreciation, amortization, non-recurring professional service fees recorded in SG&A during the quarter ended December 31, 2015 that were incurred in connection with the VendScreen, Inc. (“VendScreen”) transaction, non-recurring costs and expenses recorded in SG&A during the quarter ended March 31, 2016 that were incurred in connection with the acquisition and integration of the VendScreen business, $105 thousand of professional fees incurred during the March 31, 2016 quarter in connection with the class action litigation, change in fair value of warrant liabilities, and stock-based compensation expense. We have excluded the non-operating item, change in fair value of warrant liabilities, because it represents a non-cash gain or charge that is not related to the Company’s operations. We have excluded the non-cash expense, stock-based compensation, as it does not reflect the cash-based operations of the Company. We have excluded the non-recurring costs and expenses incurred in connection with the VendScreen transaction in order to allow more accurate comparisons of the financial results to historical operations. We have excluded the professional fees incurred in connection with the class action litigation because we believe they represent a charge that is not related to the Company’s operations. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance. Additionally, the Company utilizes Adjusted EBITDA as a metric in its management and executive officer incentive compensation plans.

Table 5: Selling General & Administrative (SG&A) Expenses

	Three months ended
($ in thousands)	March 31,	% of	December 31,	% of	September 30,	% of	June 30,	% of	March 31,	% of
(unaudited)	2016	SG&A	2015	SG&A	2015	SG&A	2015	SG&A	2015	SG&A

Salaries and benefit costs	$2,760	45.4%	$2,786	58.6%	$2,685	56.0%	$2,295	45.8%	$2,534	59.2%
Marketing related expenses	362	5.9%	335	7.0%	333	6.9%	580	11.6%	184	4.3%
Professional services	1,152	18.9%	839	17.6%	782	16.3%	844	16.8%	708	16.5%
Bad debt expense	505	8.3%	239	5.0%	236	4.9%	497	9.9%	303	7.1%
Premises, equipment and insurance costs	460	7.5%	347	7.3%	399	8.3%	475	9.5%	372	8.7%
Research and development expenses	131	2.1%	37	0.8%	191	4.0%	154	3.1%	96	2.2%
VendScreen non-recurring charges	461	7.6%	106	2.2%	17	0.4%	-	0.0%	-	0.0%
Class action professional fees	105	1.7%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Other expenses	158	2.6%	73	1.5%	153	3.2%	164	3.3%	84	2.0%
Total SG&A expenses	$6,094	100%	$4,762	100%	$4,796	100%	$5,009	100%	$4,281	100%

	Nine months ended
($ in thousands)	March 31,	% of	March 31,	% of
(unaudited)	2016	SG&A	2015	SG&A

Salaries and benefit costs	$8,231	52.5%	$6,870	60.0%
Marketing related expenses	1,030	6.6%	646	5.6%
Professional services	2,773	17.7%	1,666	14.6%
Bad debt expense	980	6.3%	603	5.3%
Premises, equipment and insurance costs	1,206	7.7%	1,144	10.0%
Research and development expenses	359	2.3%	261	2.3%
VendScreen non-recurring charges	584	3.7%	-	0.0%
Class action professional fees	105	0.7%	-	0.0%
Other expenses	384	2.5%	254	2.2%
Total SG&A expenses	$15,652	100%	$11,444	100%

Salaries and Benefit Costs. Includes employee compensation and benefits, directors’ fees, incentives, and stock-based compensation. The increase in cost from the nine months ended March 31, 2015 to the nine months ended March 31, 2016 related to employee compensation and headcount increases.

Marketing Related. Marketing related costs were higher for the three and nine-month periods ended March 31, 2016 due to trade show expenses and marketing initiatives for sales support and sales deployment.

Professional Services. Professional service expenses have increased due to additional information technology, legal, public relations, auditing, SOX 404 and other consulting work. Excludes $105 thousand of professional fees incurred during the March 31, 2016 quarter in connection with the class action litigation. The Company anticipates increased use of professional services to support its growing administrative, sales and service structure.

Bad Debt expense. Provision for bad debt reflects the most current assessment of reserves required.

Premises, Equipment and Insurance Costs. Includes facilities, supplies, printing and postage, sales & use taxes, and workers compensation. The increase for the three month period ended March 31, 2016 compared to the same period in 2015 was from liability insurance, and office supplies.

Research and Development. Includes product development costs that cannot be capitalized, including materials and contractors.

Non-recurring Charges. Included here are VendScreen acquisition and integration expenses (professional, legal and severance fees).

Other expenses. Includes bank fees, recruiting expenses, non-inventory supplies, and subscriptions.

Table 6: Non-GAAP Earnings per Share

	Three months ended		Nine months ended
	March 31,	March 31,	March 31,	March 31,
($ in thousands)	2016	2015	2016	2015

Net loss	$(5,420)	$(567)	$(5,934)	$(889)
Non-GAAP adjustments:
Non-cash portion of income tax provision	(38)	121	213	154
Fair value of warrant adjustment	4,805	1,101	5,692	656
VendScreen non-recurring charges	461	-	584	-
Class action professional fees	105	-	105	-
Non-GAAP net income (loss)	$(87)	$655	$660	$(79)

Net loss	$(5,420)	$(567)	$(5,934)	$(889)
Cumulative preferred dividends	(334)	(334)	(668)	(668)
Net loss applicable to common shares	$(5,754)	$(901)	$(6,602)	$(1,557)

Non-GAAP net income (loss)	$(87)	$655	$660	$(79)
Cumulative preferred dividends	(334)	(334)	(668)	(668)
Non-GAAP net income (loss) applicable to common shares	$(421)	$321	$(8)	$(747)

Net loss per common share - basic and diluted	$(0.16)	$(0.03)	$(0.18)	$(0.04)
Non-GAAP net earnings (loss) per common share - basic and diluted	$(0.01)	$0.01	$-	$(0.02)
Basic and diluted weighted average number of common shares outstanding	36,161,613	35,747,979	35,961,648	35,705,210

The gradual increase in the basic weighted average number of common shares has been due to stock issued through the Company’s stock based compensation programs.

As used herein, non-GAAP net income (loss) represents GAAP net income (loss) excluding costs or benefits relating to any adjustment for fair value of warrant liabilities and non-cash portions of the Company’s income tax benefit (provision), non-recurring professional service fees recorded in SG&A during the quarter ended December 31, 2015 that were incurred in connection with the VendScreen transaction, and non-recurring charges recorded in SG&A during the quarter ended March 2016 that were incurred primarily in connection with the acquisition and integration of the VendScreen business, and $105 thousand of professional fees incurred during the March 31, 2016 quarter in connection with the class action litigation. Non-GAAP net earnings (loss) per common share - diluted is calculated by dividing non-GAAP net income (loss) applicable to common shares by the number of diluted weighted average shares outstanding. Non-GAAP net income (loss) is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Management believes that non-GAAP net income (loss) and non-GAAP net earnings (loss) per common share - diluted are important measures of the Company's business. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that these non-GAAP financial measures serve as useful metrics for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP financial measures and our reconciliations, enhance investors' overall understanding of our current and future financial performance. Additionally, the Company utilizes non-GAAP net income as a metric in its management and executive officer incentive compensation plans.

Table 7: Balance Sheet as of March 31, 2016 Compared to June 30, 2015

($ in thousands)		March 31,	June 30,
(unaudited)		2016	2015	$ Change	% Change

Assets
Current assets:
Cash		$14,901	$11,374	$3,527	31%
Accounts receivable, less allowance	*	8,345	5,971	2,374	40%
Finance receivables		1,677	941	736	78%
Inventory		2,341	4,216	(1,875)	-44%
Deferred income taxes		1,276	1,258	18	1%
Prepaid expenses and other current assets		1,060	574	486	85%
Total current assets		29,600	24,334	5,266	22%

Finance receivables, less current portion		3,042	3,698	(656)	-18%
Property and equipment, net		10,584	12,869	(2,285)	-18%
Goodwill and intangbiles		12,976	8,095	4,881	60%
Deferred income taxes		25,701	25,788	(87)	0%
Other assets		337	350	(13)	-4%
Total assets		$82,240	$75,134	$7,106	9%

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	*	$12,029	$10,542	$1,487	14%
Accrued expenses		3,339	2,108	1,231	58%
Line of credit		6,980	4,000	2,980	75%
Current obligations under long-term debt		625	478	147	31%
Income taxes payable		-	54	(54)	-100%
Warrant liabilities		5,964	-	5,964	0%
Deferred gain from sale-leaseback transactions		860	860	-	0%
Total current liabilities		29,797	18,042	11,755	65%
Long-term liabilities
Long-term debt, less current portion		1,742	1,854	(112)	-6%
Accrued expenses, less current portion		19	49	(30)	-61%
Warrant liabilities, less current portion		-	978	(978)	-100%
Deferred gain from sale-leaseback transactions, less current portion		255	900	(645)	-72%
Total long-term liabilities		2,016	3,781	(1,765)	-47%
Total liabilities		31,813	21,823	9,990	46%

Shareholders' equity:
Preferred stock, no par value		3,138	3,138	-	0%
Common stock, no par value		227,924	224,874	3,050	1%
Accumulated deficit		(180,635)	(174,701)	(5,934)	-3%
Total shareholders' equity		50,427	53,311	(2,884)	-5%
Total liabilities and shareholders' equity		$82,240	$75,134	$7,106	9%

Total current assets		$29,600	$24,334	$5,266	22%
Total current liabilities		29,797	18,042	11,755	65%
Net working capital		$(197)	$6,292	$(6,489)	-103%

* Accounts receivable, net of allowance for doubtful accounts and accounts payable have increased by the following amounts due to reclassifications		$-	$1,299

Highlights from the Balance Sheet as of March 31, 2016 compared to June 30, 2015 include:

•	Property and Equipment (“PP&E”) includes mostly JumpStart rental equipment and has declined $2.3 million primarily pursuant to the Company’s strategy of using third-party leasing programs through QuickStart. Net PP&E is expected to continue to decline over time.
•	Of the $6.5 million decrease in net working capital from June 30, 2016, $6.0 million was due to the increase in the fair value of warrant liabilities. The increase in cash and accounts receivable of $5.9 million was approximately matched by an increase of $2.7 million in accounts payable and accrued liabilities and a $3.0 million increase in the line of credit.
•	Accounts payable increased $1.5 million to $12.0 million as of March 31, 2016; nearly all of the increase was attributable to inventory and supply purchases during the quarter.
•	Accounts receivable increased $2.4 million to $8.3 million as of March 31, 2016, primarily attributable to approximately $2.3 million due from third-party financing companies for the Company’s QuickStart Program sold during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Highlights from the statement of cash flow include:

•	The Company has experienced positive operating cash flow in the last five quarters and expects continued positive cash flow from operations.
•	The net increase in cash over the nine months from June 30, 2015 to March 31, 2016 was $3.5 million compared to a net decrease in cash of ($0.6) million for the same period in the prior year. During the nine month period, the positive cash flow components were $5.2 million from operations (not primarily working capital changes), $3.1 million net increase in line of credit financing, and $1.7 million from exercise of warrants. These positive cash flows were partially offset by the $5.6 million outlay for the VendScreen acquisition.
•	The net increase in cash over the three months from December 31, 2015 to March 31, 2016 is $92 thousand compared to a net increase of $1.7 million for the same period in prior year. This quarter, the primary driver of the $4.3 million of positive operating cash flow was the increase in accounts payable of $4.2 million which was primarily attributable to inventory and supplies purchases. Other cash flow factors were the exercise of warrants of $1.7 million, offset by the $5.6 million acquisition cost for VendScreen.

In September 2014, the Company reintroduced QuickStart, a program whereby our customers are able to purchase our ePort hardware via a five-year, non-cancellable lease. Under the QuickStart program, the Company provides the equipment to customers in a rent-to-own agreement and creates a long-term and current finance receivable for five-year leases. In the third and fourth quarters of fiscal 2015, the Company signed vendor agreements with two leasing companies, whereby our customers would enter into leases directly with the leasing companies. Under this scenario, the Company invoices the leasing company for the equipment leased by our customer, and records the full equipment sales amount to accounts receivable. Unlike finance receivables, where the cash from the equipment sale would be collected over a five-year period, the accounts receivable due from the leasing company is typically collected within 30 days. QuickStart through third-party leasing companies reduces cash flow needed for investing activities and improves the cash flow from operations. Company previously financed its customers’ acquisition of ePort equipment primarily through the JumpStart rental program. Under Jumpstart, the Company records an investing capital expenditure cash outflow for the equipment provided and fixed assets on the balance sheet, and then receives rental income from a month-to-month lease.

Since entering into vendor agreements with two third-party leasing companies, the majority of QuickStart sales consummated have been with customers entering into a lease directly with the leasing companies. Our customers have shifted from acquiring our products via JumpStart, which accounted for 60% of our gross connections in fiscal year 2014, to QuickStart and sales under normal trade receivable terms, which accounted for 88% of our gross connections in fiscal year 2015, and was approximately 90% of gross connections in the first nine months of fiscal year 2016. The Company is actively working to expand its outside leasing partners. The goal of the program would be to have enough leasing partners so that the Company would not need to provide financing to its customers. Accordingly, with continued success of the QuickStart third-party leasing program, the Company should continue to generate positive cash flow from operations during the remainder of the 2016 fiscal year.

Sources of Cash

The Company’s primary sources of cash include:

•	Cash on hand of approximately $14.9 million as of March 31, 2016;
•	The Company generated cash flow from operations of $5.2 million for the nine-month period ended March 31, 2016. The Company’s liquidity position is demonstrated by its net working capital, which is defined as current assets less current liabilities, and which was $(197) thousand, $5.9 million, $9.9 million, $7.5 million, and $6.3 million over the last five quarters beginning with the quarter ended March 31, 2016.

•	On March 29, 2016, a bank agreed to provide a $12 million line of credit to the Company. Approximately $7.1 million of this line was immediately used to pay off a term loan and line of credit from another bank. The line of credit bears interest at an annual rate equal to 2.25% above the prime rate as published from time to time by The Wall Street Journal, which prime rate is currently 3.5%. As of March 31, 2016, the balance outstanding under the line of credit was $7.1 million.

•	Approximately $9.4 million from unexercised stock warrants exercisable at $2.6058 per share that expire on September 18, 2016; and

•	The Company believes it could sell a portion of its finance receivables at a discount to a third-party lender.

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2016. Based on this evaluation, they conclude that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There have been no changes during the quarter ended March 31, 2016 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II - Other Information.

ITEM 1. Legal Proceedings

As previously reported, on October 1, 2015, a purported class action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company and its executive officers alleging violations under the Securities Exchange Act of 1934. On December 15, 2015, the court appointed a lead plaintiff, and on January 18, 2016, the plaintiff filed an amended complaint that set forth the same causes of action and requested substantially the same relief as the original complaint. On February 1, 2016, the Company filed a motion to dismiss the amended complaint. On April 11, 2016, the Court held oral argument on the Company’s motion, and on April 14, 2016, the Court issued an order granting the Company’s motion to dismiss the amended complaint without leave to amend. The plaintiff must appeal the Court’s order prior to May 17, 2016.

Item 3. Defaults Upon Senior Securities

There were no defaults on any senior securities. On February 1, 2016, an additional $334 thousand of dividends were accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of March 31, 2016 are $13.7 million. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

Item 6. Exhibits

Exhibit
Number	Description

2.1*	Asset Purchase Agreement dated January 15, 2016, by and between the Company and VendScreen, Inc.

10.1	Loan and Security Agreement dated as of March 29, 2016, by and between the Company and Heritage Bank of Commerce (Portions of this exhibit were redacted pursuant to a confidentiality treatment request)

10.2	Intellectual Property Security Agreement dated as of March 29, 2016, by and between the Company and Heritage Bank of Commerce

10.3	Fifteenth Amendment to Loan and Security Agreement dated January 15, 2016 by and between the Company and Avidbank Corporate Finance, a division of Avidbank (Portions of this exhibit were redacted pursuant to a confidentiality treatment request)

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date: May 12, 2016	/s/ Stephen P. Herbert
Stephen P. Herbert,
Chief Executive Officer

Date: May 12, 2016	/s/ Leland P. Maxwell
Leland P. Maxwell
Interim Chief Financial Officer

