Form 10-K
period 2016-06-30
USA TECHNOLOGIES INC
filed 2016-09-13
CIK 896429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting common equity securities held by non-affiliates of the Registrant was $106,506,967 as of the last business day of the most recently completed second fiscal quarter, December 31, 2015, based upon the closing price of the Registrant’s Common Stock on that date.

As of August 25, 2016, there were 38,352,980 outstanding shares of Common Stock, no par value.

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

As of June 30, 2016, the Company had approximately 429,000 connections to its ePort Connect service, compared to approximately 333,000 connections as of June 30, 2015, representing a 29% increase. During the fiscal year ended June 30, 2016, the Company processed approximately 316 million cashless transactions totaling approximately $584 million in transaction dollars, representing a 46% increase in transaction volume and a 50% increase in dollars processed from the 217 million cashless transactions totaling approximately $389 million during the previous fiscal year ended June 30, 2015.

Equipment Revenues
License & Transaction Fees
$80,000
$70,000
$60,000
$50,000
$40,000
$30,000
$20,000
$10,000
$0
(in thousands)
6/30/12
6/30/13
6/30/14
6/30/15
6/30/16
Fiscal year ended

Connected Base
Transaction $ (in thousands)
600,000
500,000
400,000
300,000
200,000
100,000
0
6/30/12
6/30/13
6/30/14
6/30/15
6/30/16
Fiscal year ended

The above charts show the increases over the last five fiscal years in the number of connections, revenues and the dollar value of transactions handled by us. The vertical bars depict total revenues, segmented by license and transaction fees and equipment revenues. The solid lines depict the number of connections to our ePort Connect service and the dollar value of transactions handled by us, as of the end of each of the last five fiscal years.

Our solutions and services have been designed to simplify the transition to cashless for traditionally cash-only based businesses. As such, they are turn-key and include our comprehensive ePort Connect service and POS electronic payment devices or certified payment software, which are able to process traditional magnetic stripe credit and debit cards, contactless credit and debit cards and mobile payments. Standard services through ePort Connect are maintained on our proprietary operating systems and include merchant account setup on behalf of the customer, automatic processing and settlement, sales reporting and 24x7 customer support. Other value-added services that customers can choose from include things such as cashless deployment planning, cashless performance review and loyalty products and services. Our solutions also provide flexibility to execute a variety of payment applications on a single system, transaction security, connectivity options, compliance with certification standards, and centralized, accurate, real-time sales and inventory data to manage distributed assets (wireless telemetry and M2M). The ePort® Interactive, which was unveiled in April 2016, is a cloud-based interactive media and content delivery management system and enables delivery of nutritional information, remote refunds, loyalty programs, and multimedia-marketing campaigns for the unattended and self-serve retail markets.

Our customers range from global food service organizations to small businesses that operate primarily in the self-serve, small ticket retail markets including beverage and food vending, amusement and arcade machines, smartphones via our ePort Online solution, commercial laundry, tolls, and various other self-serve kiosk applications as well as equipment developers or manufacturers who incorporate our ePort Connect service into their product offerings.

We believe that we have a history of being a market leader in cashless payments with a recognized brand name, a value-added proposition for our customers and a reputation of innovation in our product and services. We believe that these attributes position us to capitalize on industry trends.

In January 2016, the Company acquired the cloud-based content delivery platform, device platform and products, customer base, and intellectual property of VendScreen, Inc. of Portland, Oregon. In addition to new technology and services, the acquisition has added a West Coast operational footprint for the Company, providing greater efficiencies in operational performance, expanded customer services, sales and technical support to the Company’s customer base. As a result of the acquisition, the Company has added to its product line an interactive media, content delivery system, including a vending application that provides enhanced vendor management system (VMS) integration and consumer product information, including nutritional data. The technology is NFC enabled and compatible with mobile wallets including Apple Pay and Android Pay, and supports instant refunds, couponing, advertising and real-time consumer feedback to the owner and operator.

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

Shift toward electronic payment transactions and away from cash and checks

There has been an ongoing shift away from paper-based methods of payment, including cash and checks, towards electronic-based methods of payment. According to The Nilson Report, December 2015, paper-based methods of payment continued to decline in 2014, representing 28.07% of transaction dollars measured compared to 30.61% in 2013. The four card-based systems—credit, debit, prepaid, and electronic benefits transfer—generated $5.29 trillion in the United States in 2014, 57.34% of transaction dollars measured, compared to 42.3% in 2006. The Nilson Report projects that, by 2019, spending at merchants in the U.S. from the four card-based systems will grow to 67.03% of total transaction dollars measured.

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

Increase in Demand for Networked Assets. M2M (machine-to-machine) technology includes capturing value from wireless modules and electronic devices to improve business productivity and customer service. The term M2M describes any kind of 2-way communication system between geographically distributed devices through a centrally managed software application without human intervention and as such, the Company’s integrated POS and ePort Connect remote data management capabilities fall into this category of solution. In addition, networked assets can provide valuable information regarding consumers’ purchasing patterns and payment preferences, allowing operators to more effectively tailor their offerings to consumers. Gartner, Inc. forecasts that 6.4 billion connected things will be in use worldwide in 2016, with 5.5 million new things getting connected every day, and will reach 20.8 billion by 2020. The Company believes that its expertise in integrating cashless payments, its scalable network data capacity, its proven ability to handle high transaction volume, and its high quality and reliable data management capabilities make it well suited for the growing opportunities in the M2M market.

POS Technology and NFC Equipped Mobile Phone Payment Improvements

Consumer Interest in Mobile Payment. NFC, or Near Field Communication, is a short range wireless connectivity technology that uses electromagnetic radio fields to enable communication between devices when there is a physical touch, or when they are within close proximity to one another. We believe that POS contactless terminals that are enabled to accept NFC payments and digital wallet applications, such as Google Wallet, Chase Pay, Apple Pay, the recently introduced Android Pay, and others, stand to benefit from these evolving trends in mobile payment. Digital wallet is essentially a digital service, accessed via the web or a mobile phone application that serves as a substitute for the traditional credit or debit card. Providers can also market directly to targeted consumers with coupons and loyalty programs.

With over 70% of the Company’s connections contactless enabled to accept NFC payments (in addition to magnetic stripe cards) as of June 30, 2016, we believe that we are well-positioned to benefit from this emerging space.

OUR TECHNOLOGY-BASED SOLUTION

Our solutions have been designed to be turnkey and include the ePort Connect service, POS electronic payment devices, certified payment software able to process traditional magnetic stripe credit and debit cards, contactless credit and debit cards, and NFC equipped mobile phones that allow consumers to make payments with their cell phones. We believe that our ability to bundle our products and services, as well as the ability to tailor and customize them to individual customer needs, makes it easy and efficient for our customers to adopt and deploy our technology, and results in a service unmatched in the small-ticket, unattended retail market today.

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

The Connectivity Mediums. The client devices (described above) are interconnected for the transfer of our customers’ data through our ePort Connect network that provides multiple connectivity options such as phone line, ethernet, and wireless. Increased wireless connectivity options, coverage and reliability have allowed us to service a greater number of geographically dispersed customer locations. Additionally, we make it easy for our customers to deploy wireless solutions by acting as a single point of contact. We have contracted with Verizon Wireless in order to supply our customers with wireless network coverage.

Data Security. We are listed on the VISA Global Registry of Service Providers, meaning that VISA has reviewed and accepted the Report on Compliance (RoC) from our authorized Payment Card Industry (“PCI”) assessor as a PCI DSS Service Provider. Our entry on this registry is renewed annually, and our current entry is valid through January 31, 2017. The VISA listing can be found online at http://www.visa.com/splisting/searchGrsp.do.

OUR SERVICES

For the fiscal year ended June 30, 2016, license and transaction fees generated by our ePort Connect service represented 73% of the Company’s revenues. Our ePort Connect solution provides customers with all of the following services, under one cohesive service umbrella:

●	Diverse POS options. Ability to connect to a broad product line of cashless acceptance devices or software.

●	Card Processing Services. Through our existing relationships with card processors and card associations, we provide merchant account and terminal ID set up, pre-negotiated discounted fees on small ticket purchases, and direct electronic funds transfers (EFTs) to our customers’ bank accounts for all settled card transactions as well as ensure compliance with current processing guidelines.

●	Wireless Connectivity. We manage wireless account activations, distributions, and relationships with wireless providers for our customers, if needed.

●	Customer/Consumer Services. We support our installed base by providing 24-hour help desk support, repairs, and replacement of impaired system solutions. In addition, all inbound billing inquiries are handled through a 24-hour help desk, thereby eliminating the need for our customers to deal with consumer billing inquiries and potential chargebacks.

●	Online Sales Reporting. Via the USALive online reporting system, we provide customers with a host of sales and operational data, including information regarding their credit and cash transactions, user configuration, reporting by machine and region, by date range and transaction type, data reports for operations and finance, graphical reporting of sales, and condition monitoring for equipment service, as well as activation of new devices and redeployments.

●	M2M Telemetry and DEX data transfer. DEX, an acronym for digital exchange, is the Vending Industry’s standard way to communicate information such as sales, cash in bill validators, coins in coin boxes, sales of units by selection, pricing, door openings, and much more. USA Technologies is able to remotely transfer and push DEX data to customers’ route management systems through its DEX partner program. USA Technologies operates within the VDI (Vending Data Interchange) standards established by NAMA (National Automatic Merchandising Association) and sends DEX files compatible with most major remote management software systems.

●	Over-the-Air Update Capabilities. Automatic over-the-air updates to software, settings, and features from our network to our ePort card reader keep our customers’ hardware up-to-date and enable customers to benefit from any advancement made after their hardware or software purchase.

●	Value-added Services. Access to additional services such as MORE, our loyalty program, two-tier pricing, special promotions such as our nationwide Apple Pay mobile payment for vending customers, as well as a menu of hardware purchasing options including JumpStart, our terminal-included service option and hardware leasing options through third parties.

●	Deployment Planning. Access to services to help operators successfully deploy cashless payment systems and integrated solutions that is based on our extensive market and customer experience data.

●	Premium Services. USAT offers Premium Services to support our customers that fully leverages the Company’s industry expertise and access to data. These services include planning, project management, installation support, marketing and performance evaluation.

We enter into an ePort Connect Services Agreement, our processing and licensing agreement, with our customers pursuant to which we act as a provider of cashless financial services for the customer’s distributed assets, and the customer agrees to pay us an activation fee, monthly service fees, and transaction processing fees. Our agreements are generally cancelable by the customer upon thirty to sixty days’ notice to us from the time of shipment. It typically takes thirty to sixty days for a new connection to begin contributing to the Company’s license and transaction fee revenues.

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

OUR PRODUCTS

ePort is the Company’s core device, which is currently being utilized in self-service, unattended markets such as vending, amusement and arcade, and various other kiosk applications. Our ePort product facilitates cashless payments by capturing payment information and transmitting it to our network for authorization with the payment system (e.g., credit card processors). Additional capabilities of our ePort consist of control/access management by authorized users, collection of audit information (e.g., date and time of sale and sales amount), diagnostic information of the host equipment, and transmission of this data back to our network for web-based reporting, or to a compatible remote management system. Our ePort products are available in several distinctive modular configurations, and as hardware, software or as an API Web service, offering our customers flexibility to install a POS solution that best fits their needs and consumer demands.

●	ePort Edge™ is a one-piece design and is intended for those customers who require a magnetic swipe-only cashless system with basic features at a lower price point.

●	ePort G-8 is a two-piece design that supports traditional magnetic stripe credit/debit cards and contactless cards. The ePort G8 telemeter is also available as a stand-alone DEX telemetry solution.
●	ePort G-9 has been designed to offer all the features of the G-8 plus additional new features that support expanded acceptance options, consumer engagement offerings and advanced diagnostics.
●	ePort Interactive is a cloud-based interactive media and content delivery management system, enabling delivery of nutritional information, remote refunds, loyalty programs, and multimedia-marketing for the unattended and self-serve retail markets.
●	QuickConnect is a Web service that allows a client application to securely interface with the Company’s ePort Connect service. QuickConnect essentially replaces ePort SDK (software development kit), which captured our ePort technology in software form for PC-based devices such as kiosks.

Other forms of our ePort technology include:

●	eSuds, our solution developed for the commercial laundry industry that enables laundry operators to provide customers cashless transactions via the use of their credit cards, debit cards and other payment mediums such as student IDs. Effective with the April 2013 mutually exclusive agreement with Setomatic Systems, we are no longer selling the entire eSuds solution to new customers, but we continue to provide processing services for laundry machines equipped with cashless hardware supplied by Setomatic Systems.
●	ePort Online, enables customers to use USALive to securely process cards typically held on on file for the purpose of online billing and recurring charges. ePort Online Online helps USAT’s customers reduce paper invoicing and collections.

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

Vending. According to Vending Times’ 2014 Census of the Industry, annual U.S. sales in the vending industry sector were estimated to be approximately $43 billion in 2013 transacted by approximately 4.5 million machines. The Company believes these machines represent a significant market opportunity for electronic payment conversion when compared to the Company’s existing ePort Connect service base and the overall low rate of industry adoption to date. For example, in another study conducted by Automatic Merchandiser (State of the Vending Industry, June 2015) that included a representative 5.1 million machines, cashless adoption was estimated at only 11% in 2014, up from 7% in 2012. With the continued shift to electronic payments and the advancement in mobile and POS technology, we believe that the traditional beverage and food vending industry will continue to look to cashless payments and telemetry systems to improve their business results.

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

Laundry. Our primary targets in laundry consist of the coin-operated commercial laundry and multi-housing laundry markets. According to the Coin Laundry Association, the U.S. commercial laundry industry was comprised of about 35,000 coin laundries in the U.S. in 2015 that our partner, Setomatic Systems, estimated translates to roughly 2.5 million commercial washers and dryers. The Coin Laundry Association estimated gross annual revenue in the laundromat market at nearly $5 billion annually.

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

OUR COMPETITIVE STRENGTHS

We believe that we benefit from a number of advantages gained through our nearly twenty-five year history in our industry. They include:

1.	One-Stop Shop, End-to-End Solution. We believe that our ability to offer our customers one point of contact through a bundled cashless payment solution makes it easy and efficient for our customers to adopt and deploy our electronic payment solutions and results in a service that is unmatched in the small ticket, self-service retail market today. To our knowledge, other cashless payment solutions available in the market today require the operator to set up their own accounts for cashless processing and manage multiple service providers (i.e., hardware terminal manufacturer, wireless network provider, and/or credit card processor). We interface directly with our card processor and wireless service provider, and, with our hardware solutions, are able to offer a bundled solution to our customers.

2.	Trusted Brand Name. We believe that the ePort has a strong national reputation for quality, reliability, and innovation. We believe that card associations, payment processors, and merchants/operators trust our system solutions and services to handle financial transactions in a secure operating environment. Our trusted brand name is best exemplified by our high level of customer retention, numerous exclusive three-year agreements with customers for use of our ePort Connect service. We have agreements with partners like Visa, MasterCard, Chase Paymentech and Verizon Wireless as well as several one-way exclusive relationships which we have solidified with leading organizations within the unattended POS industry, including Setomatic Systems, AMI Entertainment Network, Inc., Innovative Foto, and Air-Serv.

3.	Market Leadership. We believe we have the largest installed based of Unattended POS electronic payment systems in the unattended small ticket retail market for food and beverage and we are continuing to expand to other adjacent markets such as laundry, amusement, and gaming and kiosks. As of June 30, 2016, we had approximately 429,000 connections to our network. Our installed base supports our sales and marketing initiatives by enhancing our ability to establish or expand our market position. In addition, this data in combination with our industry experts and analysis enables us to offer Premium Services to our customers to help them deploy and better leverage our technology in their locations. We believe our installed base also provides multiple opportunities for referrals for new business, either from the merchant or operator of the deployed asset or through one of our several strategic partnerships.

4.	Attractive Value Proposition for Our Customers. We believe that our solutions provide our customers an attractive value proposition. Our solutions and services make possible increased purchases by consumers who in the past were limited to the physical cash on hand while making a purchase at an unattended terminal, thereby increasing the universe of potential customers and the size of the purchases of those customers. In addition, value-added offerings and services such as Two-Tier Pricing, which allows the operator to charge different amounts for the same product depending upon whether the consumer chooses to pay by cash or credit/debit, and M2M telemetry provide operators with the ability to pursue additional opportunities to reduce costs and improve operating efficiencies. Lastly, new consumer engagement services further extend the potential for customers to build new revenue opportunities, customer loyalty and brand distinction. One of such services is provided through the ePort Interactive platform, our cloud-based interactive media and content delivery management system, which enables delivery of nutritional information, remote refunds, loyalty programs, and multimedia-marketing campaigns for the unattended and self-serve retail markets.

5.	Increasing Scale and Financial Stability. Due to the continued growth in connections to the Company’s ePort Connect service, during the 2016 fiscal year, 73% of the Company’s revenues were from licensing and processing fees which are recurring in nature. We believe that this growing scale provides us improved financial stability and the footprint to market and distribute our products and services more effectively and in more markets than most of our competitors.

6.	Customer-Focused Research and Development. Our research and development initiatives focus primarily on adding features and functionality to our electronic payment solutions based on customer input and emerging market trends. As of June 30, 2016, we had 78 patents (US and International) in force, and 4 United States and 7 international patent applications pending. We have generated considerable intellectual property and know-how associated with creating a seamless, end-to-end experience for our customers.

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

Expand Distribution and Sales Reach. We are intently focused on driving profitable growth through efficient sales channels. Our sales resources and new distribution relationships have led to approximately 1,450 new ePort Connect customers as well as increased penetration in markets such as amusement and arcade, and commercial laundry in fiscal year 2016.

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

Expanding the Value of our Service

Capitalize on the emerging NFC and growing mobile payments trends. With approximately 78% of our connected base contactless enabled to accept NFC payments (including mobile wallets), the Company believes that continued increases in consumer preferences towards contactless payments, including mobile wallets like Apple Pay and Android Pay, represent a significant opportunity for the Company to further drive adoption. According to a market research study conducted in June 2015, almost one in six US consumers (15%) had used a mobile wallet in the past six months, up from 9% in the same period in 2013, and an additional 22% are likely to adopt mobile wallet functionality in the coming six months (The Future of the Mobile Wallet - Chadwick Martin Bailey). As consumers continue to adopt these new methods of cashless payments, it is our belief that adoption will continue to accelerate at a rapid pace and result in more rapid adoption of cashless solutions like USA Technologies’ ePort in the markets that we serve.

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

Comprehensive Service and Support. In addition to its industry-leading ePort cashless payments system, USA Technologies seeks to provide its customers with a comprehensive, value-added ePort Connect service that is designed to encourage optimal ROI through business planning and performance optimization; business metrics through the Company’s KnowledgeBase of data; a loyalty and rewards program for consumer engagement; marketing strategy and executional support; sales data and machine alerts; DEX data transmission; and the ability to extend cashless payments capabilities and the full suite of services across multiple aspects of an operator’s business including micro-markets contract food industry, online payments and mobile payments.

Leverage Intellectual Property. Through June 30, 2016, we have 78 U.S. and foreign patents in force that contain various claims, including claims relating to payment processing, networking and energy management devices. In addition, we own numerous trademarks, copyrights, and trade secrets. We will continue to explore ways to leverage this intellectual property in order to add value for our customers, attain an increased share of the market, and generate licensing revenues.

SALES AND MARKETING

The Company’s sales strategy includes both direct sales and channel development, depending on the particular dynamics of each of our markets. Our marketing strategy is diversified and includes media relations, direct mail, conferences, and client referrals. As of September 8, 2016, the Company was marketing and selling its products through its full and part-time sales staff consisting of 17 people.

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

MasterCard

On January 12, 2015, we entered into a three-year MasterCard Acceptance Agreement (“MasterCard Agreement”) with MasterCard International Incorporated ("MasterCard"), pursuant to which MasterCard has agreed to make available to us reduced interchange rates for small ticket debit card transactions in certain merchant category codes. As previously reported, MasterCard had significantly increased its interchange rates for small ticket regulated debit card transactions effective October 1, 2011, and as a result, the Company ceased accepting MasterCard debit card products in mid-November 2011. Pursuant to the MasterCard Agreement, however, the Company is currently accepting MasterCard debit card products for small ticket debit card transactions in the unattended beverage and food vending merchant category code. The Company and MasterCard entered into a first amendment on April 27, 2015, pursuant to which the conditions under, or the transactions to, which the MasterCard custom pricing would be available, was amended. The reduced interchange rates became effective on April 20, 2015.

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

Compass/Foodbuy

As per its website, Compass Group PLC, a $23 billion organization with locations worldwide, is the leader in vending, food service management and support services, has over 500,000 employees, and is one of the leading owners and operators of vending machines in the United States. Compass is a division of UK-based Compass Group PLC.

On June 30, 2009, we entered into a Master Purchase Agreement (“MPA”) with Foodbuy, LLC (“Foodbuy”), the procurement company for Compass Group USA, Inc. (“Compass”) and other customers. The MPA provides, among other things that, for a period of thirty-six months, Foodbuy, on behalf of Compass, shall utilize USAT as the sole credit or debit card vending system hardware and related software and connect services provider for not less than seventy-five percent of the vending machines of Compass utilizing cashless payments solutions. The MPA also provides that, for a period of thirty-six months from the effective date of the agreement, USAT shall be a preferred supplier and provider to Foodbuy and its customers, including Compass, of USAT’s products and services. The MPA automatically renews for successive one-year periods unless terminated by either party upon sixty days’ notice prior to the end of any such one year renewal period. In addition, on July 1, 2009, USAT and Compass, in conjunction with the MPA described above, also entered into a three-year ePort Connect Services Agreement pursuant to which USAT will provide Compass with all card processing, data, network, communications and financial services, and DEX telemetry data services required in connection with all Compass vending machines utilizing ePorts. The agreement automatically renews for successive one-year periods unless terminated by either party upon sixty days’ notice prior to the end of any such one-year renewal period. During the fiscal year ended June 30, 2016, Compass represented approximately 20% of our total revenues.

AMI Entertainment

On August 22, 2011, we entered into an exclusive three-year agreement with AMI Entertainment (“AMI”) as their exclusive processor of credit and debit cards and other electronic payments in connection with equipment operated on AMI’s network in the U.S. and Canada. The agreement is subject to renewal for one-year periods thereafter, subject to notice of non-renewal by either party. The agreement renewed for one year in August 2016. AMI manufactures various types of amusement, entertainment and music equipment for sale to third party users.

Setomatic Systems

In April 2013, we entered into an three-year exclusive agreement with Setomatic Systems (“Setomatic”), a privately owned and operated developer and manufacturer of both open and closed loop card payment systems, drop coin meters and electronic timers for the commercial laundry industry. Under the terms of the agreement, the Company, through our ePort Connect® service, will act as the exclusive service provider for all credit/debit card processing for all new customers of Setomatic’s SpyderWash, a credit/debit card acceptance product. Similarly, the Company will market its ePort Connect service in the United States laundry market exclusively through Setomatic. The agreement is subject to renewal for one- year periods after the initial three-year term, subject to notice of non-renewal by either party.

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

From its introduction in September 2014 and through approximately mid-March 2015, the Company entered into these leases directly with its customers. In the third and fourth quarter of fiscal year 2015, however, the Company signed vendor agreements with two leasing companies, whereby our customers could enter into leases directly with the leasing companies.

There has been a shift by our customers from acquiring our product via JumpStart, which accounted for 11% of our gross connections in fiscal year 2015, and for 9% of our gross connections in fiscal year 2016, to QuickStart or a straight purchase, which accounted for approximately 91% of gross connections in fiscal year 2016. The shift to a straight purchase, along with our ability to increase cash collections under QuickStart sales by utilizing leasing companies, has improved cash provided by operating activities.

Due to the success of the QuickStart program as measured by customer utilization of the program and the positive impact on the Company’s cash flows from operating activities when a leasing company is utilized, the Company intends to expand this program by entering into additional vendor agreements with leasing companies and/or expanding its relationship with the two incumbent leasing companies.

JUMP START PROGRAM

Pursuant to the JumpStart Program, customers acquire the ePort cashless device at no upfront cost by paying a higher monthly service fee, avoiding the need to make a major upfront capital investment. The Company would continue to own the ePort device utilized by its customer. At the time of the shipment of the ePort device, the customer is obligated to pay to the Company a one-time activation fee, and is later obligated to pay monthly ePort Connect service fees in accordance with the terms of the customer’s contract with the Company, in addition to transaction processing fees generated from the device. In fiscal year 2016, the Company added approximately 9% of its gross connections through JumpStart.

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

COMPETITION

We are a leading provider of cashless payments systems for the small-ticket, unattended market and believe we have the largest installed base of unattended POS electronic payment systems in the beverage and food vending industry. Factors that we consider to be our competitive advantages are described above under “OUR COMPETITIVE STRENGTHS.” Our competitors are increasingly and actively marketing  products and services that compete with our products and services in the vending space including manufacturers who may include in their new vending machines their own (or another third party’s) cashless payment systems and services. These major competitors include Crane Payment Innovations and Cantaloupe Systems, Inc. While we believe our products and services are superior to our competitors’, many of our competitors are much larger enterprises and have substantially greater revenues. In addition to these competitors, there are also numerous credit card processors that offer card processing services to traditional retail establishments that could decide to offer similar services to the industries that we serve.

In the cashless laundry market, our joint solution with Setomatic Systems competes with hardware manufacturers, who provide joint solutions to their customers in partnership with payment processors, and with at least one competitor who provides an integrated hardware and payment processing solution.

TRADEMARKS, PROPRIETARY INFORMATION, AND PATENTS

The Company owns US federal registrations for the following trademarks and service marks: Blue Light Sequence®, Business Express®, CM2iQ®, Creating Value Through Innovation®, EnergyMiser®, ePort®, ePort Connect®, ePort Edge®, ePort GO®, ePort Mobile®, eSuds®, Intelligent Vending®, Public PC®, SnackMiser®, TransAct®, USA Technologies® USALive®, VendingMiser®, PC EXPRESS®, VENDSCREEN® and VM2iQ®. The Company owns pending applications for US federal registration of the following trademarks and service marks: Horizontal Blue Light Sequence™, and MORE.

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

Through June 30, 2016, 95 patents have been granted to the Company, including 80 United States patents and 15 foreign patents, and 4 United States and 7 international patent applications are pending. Of the 95 patents, 78 are still in force.

RESEARCH AND DEVELOPMENT

Research and development expenses, which are included in selling, general and administrative expense in the Consolidated Statements of Operations, were approximately $1.4 million, $1.5 million and $1.0 million for the years ended June 30, 2016, 2015 and 2014, respectively.

EMPLOYEES

On September 8, 2016, the Company had 71 full-time employees and 4 part-time employees.

Item 1A. Risk Factors.

Risks Relating to Our Business

We have a history of losses since inception and if we continue to incur losses, the price of our shares can be expected to fall.

We experienced losses from inception through June 30, 2012, with net income for the years ended June 30, 2013 and June 30, 2014. However, we experienced losses for the fiscal years 2015 and 2016, and continued profitability is not assured. From our inception through June 30, 2016, our cumulative losses from operations are approximately $181 million. Until the Company’s products and services can generate sufficient annual revenues, the Company will be required to use its cash and cash equivalents on hand, its line of credit, and may raise capital to meet its cash flow requirements including the issuance of Common Stock or debt financing. For the years ended June 30, 2016 and 2015, we incurred a net loss of $6.8 million and $1.1 million, respectively. If we continue to incur losses in the future, the price of our common stock can be expected to fall.

The occurrence of material unanticipated expenses may require us to divert our cash resources from achieving our business plan, adversely affecting our financial performance and resulting in the decline of our stock price.

In the event we would incur any material unanticipated expenses, we may be required to divert our cash resources from our operating activities in order to fund any such expenses. Any such occurrence may cause our anticipated connections, revenues, gross profits, and other financial metrics for the 2017 fiscal year and beyond to be materially adversely affected. In such event, the price of our common stock could be expected to fall.

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

At June 30, 2016, we had net working capital of $4.9 million. We had net cash provided by operating activities of $6.5 million, $(1.7) million and $7.1 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. Although we believe that we have adequate existing resources to provide for our funding requirements over the next 12 months, there can be no assurances that we will be able to continue to generate sufficient funds thereafter. Unless we maintain or grow our current level of operations, we may need additional funds to continue these operations. We may also need additional capital to update our technology or respond to unusual or unanticipated non-operational events. Should the financing that we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Our future operating results may fluctuate.

Our future operating results will depend significantly on our ability to continue to drive revenues from license and transaction fees and our ability to develop and commercialize new products and services. Our operating results may fluctuate based upon many factors, including:

●	fluctuations in revenue generated by our business;

●	fluctuations in operating expenses;

●	our ability to establish or maintain effective relationships with significant partners and suppliers on acceptable terms;

●	the amount of debit or credit card interchange rates that are charged by Visa and MasterCard;

●	the fees that we charge our customers for processing services;

●	the successful operation of our network;

●	the commercial success of our customers, which could be affected by such factors as general economic conditions;

●	the level of product and price competition;

●	the timing and cost of, and our ability to develop and successfully commercialize, new or enhanced products and services;

●	activities of, and acquisitions or announcements by, competitors;

●	the impact from any impairment of inventory, goodwill, fixed assets or intangibles;

●	the impact of any changes of valuation allowance on deferred tax assets;

●	the ability to increase the number of customer connections to our network;

●	marketing programs which delay realization by us of monthly service fees on our new connections;

●	the material breach of security of any of the Company’s systems or third party systems utilized by the Company; and

●	the anticipation of and response to technological changes.

Our products may fail to gain substantial increased market acceptance. As a result, we may not generate sufficient revenues or profit margins to achieve our financial objectives or growth plans.

There can be no assurances that demand for our products will be sufficient to enable us to generate sufficient revenue or become profitable on a sustainable basis. Likewise, no assurance can be given that we will be able to have a sufficient number of ePorts® connected to our network or sell or lease equipment utilizing our network to enough locations to achieve significant revenues. Alternatively, the locations which utilize the network may not be successful locations and our revenues would be adversely affected. We may lose locations utilizing our products to competitors, or may not be able to install our products at competitors’ locations, or may not obtain future locations which would be obtained by our competitors. In addition, there can be no assurance that our products could evolve or be improved to meet the future needs of the marketplace. In any such event, we may not be able to achieve our growth plans, including anticipated connections and revenue growth.

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

Our bank borrowing agreement contains restrictions which may limit our flexibility in operating and growing our business.

Our bank borrowing agreement contains covenants regarding our maintenance of a minimum quarterly adjusted EBITDA as defined in our loan agreement and certain numbers of connections. Our loan agreement also includes covenants that limit our ability to engage in specified types of transactions, including among other things:

•	incur additional indebtedness or issue equity;
•	pay dividends on, repurchase or make distributions in respect of our common stock;
•	make certain investments (including acquisitions) and distributions;
•	sell certain assets;
•	create liens;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•	enter into certain transactions with respect to our affiliates,
•	ability to enter into business combinations, and
•	certain other financial and non-financial covenants.

We were in compliance with these covenants as of June 30, 2016 other than the minimum adjusted EBITDA covenant for the quarter ended June 30, 2016. We have received a waiver from our bank for the covenant default. Failure to be in compliance with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all or a portion of our outstanding indebtedness, which would have a material adverse effect on our business, financial condition and results of operations.

The loss of one or more of our key customers could significantly reduce our revenues, results of operations, and net income.

We have derived, and believe we may continue to derive, a significant portion of our revenues from one large customer or a limited number of large customers. Customer concentrations for the years ended June 30, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Trade account and finance receivables - one customer	18%	35%	22%
License and transaction processing revenues - one customer	16%	21%	26%
Equipment sales revenue - one customer	28%	17%	< 10%

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

We are dependent on key management personnel, particularly the Chairman and Chief Executive Officer, Stephen P. Herbert. The loss of services of Mr. Herbert or other officers could dramatically affect our business prospects. Our executive officers and certain of our officers and employees are particularly valuable to us because:

●	they have specialized knowledge about our company and operations;

●	they have specialized skills that are important to our operations; or

●	they would be particularly difficult to replace.

We have entered into an employment agreement with Mr. Herbert, which contains confidentiality and non-compete provisions. The agreement provided for an initial term continuing through January 1, 2013, which is automatically renewed for consecutive one year periods unless terminated by either Mr. Herbert or the Company upon at least 90 days’ notice prior to the end of the initial term or any one-year extension thereof.

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

Through June 30, 2016, we had 11 pending United States and foreign patent applications, and will consider filing applications for additional patents covering aspects of our future developments, although there can be no assurance that we will do so. In addition, there can be no assurance that we will maintain or prosecute these applications. The United States Government and other countries have granted us 95 patents as of June 30, 2016. There can be no assurance that:

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

We incur chargeback liability when our customers refuse or cannot reimburse chargebacks resolved in favor of consumers. Any increase in chargebacks not paid by our customers may adversely affect our results of operations, financial condition and cash flows.

In the event a dispute between a cardholder and a customer is not resolved in favor of the customer, the transaction is normally charged back to the customer and the purchase price is credited or otherwise refunded to the cardholder. If we are unable to collect such amounts from the customer's account, or if the customer refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for a chargeback, we bear the loss for the amount of the refund paid to the cardholder. We may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our customers could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have policies to manage customer-related credit risk and attempt to mitigate such risk by monitoring transaction activity. Notwithstanding our programs and policies for managing credit risk, it is possible that a default on such obligations by one or more of our customers could have a material adverse effect on our business.

Failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could cause a loss of confidence in our financial reporting and adversely affect the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide accurate financial information. Section 404 of the Sarbanes-Oxley Act requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K. If we fail to maintain the adequacy of our internal control, we may not be able to conclude and report that we have effective internal control over financial reporting. If we are unable to adequately maintain our internal control over financial reporting, we may not be able to accurately report our financial results, which could cause investors to lose confidence in our reported financial information, negatively affecting the trading price of our common stock, or our ability to access the capital markets.

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

In addition, our articles of incorporation prohibit the declaration of any dividends on our common stock unless and until all unpaid and accumulated dividends on the series A convertible preferred stock have been declared and paid. Through August 25, 2016, the unpaid and cumulative dividends on the series A convertible preferred stock are $13.7 million. As of June 30, 2016, each share of series A convertible preferred stock was convertible into 0.1940 of a share of common stock at the option of the holder and is subject to further adjustment as provided in our Articles of Incorporation. The unpaid and cumulative dividends on the series A convertible preferred stock are convertible into shares of our common stock at the rate of $1,000 per share at the option of the holder. During the year ended June 30, 2016, none of our series A convertible preferred stock and no cumulative preferred dividends were converted into shares of common stock.

Our articles of incorporation also provide that the preferred stock has a liquidation preference over the common stock in the amount of $10 per share plus accrued and unpaid dividends. As of June 30, 2016, the liquidation preference was $18.1 million.

Upon certain fundamental transactions involving the Company, such as a merger or sale of substantially all of our assets, we may be required to distribute the liquidation preference then due to the holders of our series A preferred stock which would reduce the amount of the distributions otherwise to be made to the holders of our common stock in connection with such transactions.

Our articles of incorporation provide that upon a merger or sale of substantially all of our assets or upon the disposition of more than 50% of our voting power, the holders of at least 60% of the preferred stock may elect to have such transaction treated as a liquidation and be entitled to receive their liquidation preference. Upon our liquidation, the holders of our preferred stock are entitled to receive a liquidation preference prior to any distribution to the holders of common stock which as of June 30, 2016 is equal to $18.1 million.

We may issue additional shares of our common stock, which could depress the market price of our common stock and dilute your ownership.

As of August 25, 2016, we had issued and outstanding warrants to purchase 1,939,245 shares of our common stock. The shares underlying 1,870,267 of these warrants have been registered and may be freely sold. Market sales of large amounts of our common stock, or the potential for those sales even if they do not actually occur, may have the effect of depressing the market price of our common stock. In addition, if our future financing needs require us to issue additional shares of common stock or securities convertible into common stock, the supply of common stock available for resale could be increased which could stimulate trading activity and cause the market price of our common stock to drop, even if our business is doing well. Furthermore, the issuance of any additional shares of our common stock including those pursuant to the exercise of warrants by the holders thereof, or securities convertible into our common stock could be substantially dilutive to holders of our common stock.

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

As of August 25, 2016, the Company has 1,870,267 of our shares underlying warrants exercisable at $2.6058 per share at any time before September 18, 2016 which are required to be registered by us for resale under applicable securities laws. Sales in the public market of a substantial number of the shares underlying these warrants, or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital, should we wish to do so, through the sale of additional common stock. We are unable to estimate the number of shares that may be sold because this will depend on the market price for our common stock, the personal circumstances of the sellers and other factors.

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

Item 2. Properties.

The Company leases 17,249 square feet of space located in Malvern, Pennsylvania for its principal executive office and for general administrative functions, sales activities, product development, and customer support. During April 2016, the Company entered into an amendment to the lease which provides that the Company will relocate from its present offices on the first floor of the building to new offices located on the third floor of the building (the “New Offices”) consisting of approximately 17,689 square feet. Substantially all of the improvements to the New Offices will be constructed by the landlord at the landlord’s cost and expense. When the New Offices are substantially completed, the Company would relocate from its current offices to the new offices (the “New Premises Commencement Date”). The Company’s monthly base rent for the Premises will increase from approximately $32 thousand to approximately $36 thousand on the New Office Commencement Date, and will increase each year thereafter up to a maximum monthly base rent of approximately $41 thousand. The amendment also provides that the term of the lease was extended from its then current expiration date of April 30, 2016 until seven years following the New Premises Commencement Date.

The Company also leases 11,250 square feet of space in Malvern, Pennsylvania for its product warehousing and shipping under a lease agreement which expires on February 28, 2019. As of June 30, 2016, the Company’s rent payment is approximately $5,000 per month.

As part of its acquisition of VendScreen, on January 15, 2016, the Company assumed the lease for approximately 9,319 square feet in Portland, Oregon which is being utilized for administrative functions and customer support. The lease expires on September 30, 2016, and as of June 30, 2016, the Company’s rent payment is approximately $19,900 per month.

Item 3. Legal Proceedings.

As previously reported, on October 1, 2015, a purported class action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company and its executive officers alleging violations under the Securities Exchange Act of 1934. On December 15, 2015, the court appointed a lead plaintiff, and on January 18, 2016, the plaintiff filed an amended complaint that set forth the same causes of action and requested substantially the same relief as the original complaint. On February 1, 2016, the Company filed a motion to dismiss the amended complaint. On April 11, 2016, the Court held oral argument on the Company’s motion, and on April 14, 2016, the Court issued an order granting the Company’s motion to dismiss the amended complaint without leave to amend. On May 13, 2016, the plaintiff appealed the Court’s order to the United States Court of Appeals for the Third Circuit. On August 16, 2016, the plaintiff filed a Motion For Relief From Final Judgment with the District Court seeking an order modifying the District Court’s April 14, 2016, order dismissing the complaint, and permitting the plaintiff to now file an amended complaint due to alleged newly discovered evidence. By Order dated September 6, 2016, the District Court found that the Motion raised a substantial issue, and directed the plaintiff to notify the Court of Appeals thereof. On September 7, 2016, the plaintiff so notified the Court of Appeals. It is anticipated that the Court of Appeals will remand the case to the District Court pending the District Court’s ruling on the Motion. The Company’s response to the Motion is due by no later than September 15, 2016. The Company believes that the Motion has no merit and intends to vigorously oppose the Motion.

By letter dated December 7, 2015, a purported shareholder of the Company demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s current and former officers and directors for breach of fiduciary duties in connection with the material weakness in its internal controls over financial reporting which were more fully described in the Company’s Form 10-K for the fiscal year ended June 30, 2015 (the “2015 Form 10-K”). In response to the demand letter, the Board of Directors formed a special litigation committee (“the SLC”) consisting of Joel Brooks and William Reilly, Jr., in order to investigate and evaluate the demand letter. On June 1, 2016, and before the SLC had concluded its investigation, the purported shareholder filed a purported derivative action on behalf of the Company in the Chester County, Pennsylvania, Court of Common Pleas, against certain current and former officers and Directors. The complaint alleges that the defendants breached their fiduciary duties relating to the material weakness in internal controls reported in the 2015 Form 10-K. The complaint seeks unspecified damages against the defendants and certain equitable relief. On July 15, 2016 the SLC issued its report (the “SLC Report”) which, among other things, concluded that the none of the current or former officers or Directors had breached their fiduciary duties, that it was not in the best interests of the Company to pursue the pending shareholder derivative action, and that the Company request the Court to dismiss the action in its entirety. On August 1, 2016, the Board of Directors of the Company adopted all of the conclusions and recommendations set forth in the SLC Report. On August 16, 2016, the Company filed with the Court a motion to dismiss the shareholder derivative complaint. As of the date hereof, the court has not ruled on the motion to dismiss.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of the Company trades on The NASDAQ Global Market under the symbol USAT. The high and low bid prices on The NASDAQ Global Market for the common stock were as follows:

Year ended June 30, 2016	High	Low
First Quarter (through September 30, 2015)	$3.52	$1.70
Second Quarter (through December 31, 2015)	$3.40	$2.18
Third Quarter (through March 31, 2016)	$4.54	$2.69
Fourth Quarter (through June 30, 2016)	$4.73	$3.50

Year ended June 30, 2015	High	Low
First Quarter (through September 30, 2014)	$2.45	$1.71
Second Quarter (through December 31, 2014)	$1.87	$1.42
Third Quarter (through March 31, 2015)	$2.76	$1.55
Fourth Quarter (through June 30, 2015)	$3.36	$2.61

On August 25, 2016, there were 589 record holders of the common stock and 290 record holders of the preferred stock.

The holders of the common stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company’s common stock or preferred stock. No dividend may be paid on the common stock until all accumulated and unpaid dividends on the preferred stock have been paid. As of August 25, 2016, such accumulated unpaid dividends amounted to $13.7 million. The preferred stock is also entitled to a liquidation preference over the common stock which as of June 30, 2016 equaled $18.1 million.

As of June 30, 2016, equity securities authorized for issuance by the Company with respect to compensation plans were as follows:

Plan category	Number of Securities to be issued upon exercise of outstanding options and warrants (a)	Weighted average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	610,140	$2.07	1,518,857	(1)
Equity compensation plans not approved by security holders	0	0	0
TOTAL	610,140	$2.07	1,518,857

(1) Represents (i) 1,250,000 shares of common stock issuable under the 2015 Equity Incentive Plan as approved by shareholders on June 18, 2015, (ii) 106,527 shares of common stock underlying stock options issuable under the 2014 Stock Option Incentive Plan as approved by shareholders on June 18, 2014, and (iii) 162,330 shares of common stock issuable under the Company’s 2013 Stock Incentive Plan as approved by shareholders on June 21, 2013 for use in compensating employees, officers and directors.

As of August 25, 2016, shares of common stock reserved for future issuance were as follows:

●	1,939,245 shares issuable upon the exercise of common stock warrants at exercise prices ranging from $2.10 to $5.00 per share
●	100,333 shares issuable upon the conversion of outstanding preferred stock and cumulative preferred stock dividends;
●	99,202 shares issuable under the 2013 Stock Incentive Plan;
●	716,667 shares underlying stock options issued or to be issued under the 2014 Stock Option Incentive Plan;
●	1,250,000 shares issuable under the 2015 Equity Incentive Plan;
●	140,000 shares issuable to our former CEO upon the occurrence of a USA Transaction.

PERFORMANCE GRAPH

The following graph shows a comparison of the 5-year cumulative total shareholder return for our common stock with The NASDAQ Composite Index and the S&P 500 Information Technology Index in the United States. The graph assumes a $100 investment on June 30, 2011 in our common stock and in the NASDAQ Composite Index and the S&P 500 Information Technology Index, including reinvestment of dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

Among USA Technologies, Inc., The NASDAQ Composite Index and The S&P 500 Information Technology Index

Total Return For:	Jun-11	Jun-12	Jun-13	Jun-14	Jun-15	Jun-16

USA Technologies, Inc.	$100	$65	$78	$95	$122	$192
NASDAQ Composite	$100	$106	$123	$159	$180	$175
S&P 500 Information Technology Index	$100	$112	$119	$154	$168	$174

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

Item 6. Selected Financial Data.

The following selected financial data for the five years ended June 30, 2016 are derived from the audited consolidated financial statements of USA Technologies, Inc. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information.

	As of and for the Year ended June 30
($ in thousands, except per share data)	2016	2015	2014	2013	2012
OPERATIONS DATA:

Revenues	$77,408	$58,077	$42,345	$35,940	$29,017

Operating income (loss)	$(1,467)	$(240)	$436	$714	$(7,000)

Net Income (loss) (1)	$(6,806)	$(1,089)	$27,531	$854	$(5,211)

Cumulative preferred dividends	(668)	(668)	(668)	(668)	(668)
Net income (loss) applicable to common shares	$(7,474)	$(1,757)	$26,863	$186	$(5,879)

Net earnings (loss) per common share - basic and diluted	$(0.21)	$(0.05)	$0.77	$0.01	$(0.18)

Cash dividends per common share	-	-	-	-	-

BALANCE SHEET DATA:

Total assets	$84,833	$75,134	$70,717	$36,576	$33,220
Long-term debt	$2,205	$2,332	$423	$370	$728
Shareholders’ equity	$55,025	$53,311	$53,736	$23,378	$21,655

CASH FLOW DATA:

Net cash provided by (used in) operating activities	$6,468	$(1,698)	$7,085	$6,039	$78

Net cash provided by (used in) investing activities	(5,772)	3,354	(7,917)	(9,181)	(6,233)

Net cash provided by (used in) financing activities	7,202	646	3,923	2,696	(410)

Net increase (decrease) in cash and cash equivalents	7,898	2,302	3,091	(446)	(6,565)

Cash and cash equivalents at beginning of period	11,374	9,072	5,981	6,427	12,992

Cash and cash equivalents at end of period	$19,272	$11,374	$9,072	$5,981	$6,427

CONNECTIONS AND TRANSACTION DATA (UNAUDITED)

Net New Connections #	96,000	67,000	52,000	50,000	45,000
Total Connections #	429,000	333,000	266,000	214,000	164,000

New Customers Added #	1,450	2,300	2,250	1,750	1,350
Total Customers #	11,050	9,600	7,300	5,050	3,300

Total Number of Transactions (millions)	315.8	216.6	168.5	129.1	102.7
Transaction Volume ($millions) #	$584.4	$388.9	$293.8	$219.0	$171.3

(1)	Net income for the year ended June 30, 2014 includes an income tax benefit of $27.3 million for the reduction of tax valuation allowance.

The following unaudited quarterly financial operations data for the years ended June 30, 2016 and June 30, 2015 is derived from the audited consolidated financial statements of USA Technologies, Inc. and its interim reports for the quarters therein. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information.

	UNAUDITED
YEAR ENDED JUNE 30, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Revenues	$16,600	$18,503	$20,361	$21,944	$77,408

Gross profit	$5,047	$5,483	$5,672	$5,783	$21,985

Operating income (loss)	$112	$594	$(595)	$(1,578)	$(1,467)

Net income (loss)	$360	$(874)	$(5,420)	$(872)	$(6,806)

Cumulative preferred dividends	$(334)	$-	$(334)	$-	$(668)

Net income (loss) applicable to common shares	$26	$(874)	$(5,754)	$(872)	$(7,474)

Net earnings (loss) per common share:
Basic	$0.00	$(0.02)	$(0.16)	$(0.02)	$(0.21)

Diluted	$0.00	$(0.02)	$(0.16)	$(0.02)	$(0.21)

Weighted average number of common shares outstanding:
Basic	35,848,395	35,909,933	36,161,626	37,325,681	36,309,047

Diluted	36,487,879	35,909,933	36,161,626	37,325,681	36,309,047

	UNAUDITED
YEAR ENDED JUNE 30, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Revenues	$12,253	$12,821	$15,358	$17,645	$58,077

Gross profit	$3,135	$3,733	$5,146	$4,809	$16,823

Operating income (loss)	$(667)	$51	$731	$(355)	$(240)

Net income (loss)	$(61)	$(261)	$(567)	$(200)	$(1,089)

Cumulative preferred dividends	$(334)	$-	$(334)	$-	$(668)

Net income (loss) applicable to common shares	$(395)	$(261)	$(901)	$(200)	$(1,757)

Net earnings (loss) per common share
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.01)	$(0.05)

Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)	$(0.05)

Weighted average number of common shares outstanding:
Basic	35,651,732	35,716,848	35,747,979	35,761,370	35,719,211

Diluted	35,651,732	35,716,848	35,747,979	36,206,934	35,719,211

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

USA Technologies, Inc. provides wireless networking, cashless transactions, asset monitoring, and other value-added services principally to the small ticket, unattended Point of Sale (“POS”) market. Our ePort® technology can be installed and/or embedded into everyday devices such as vending machines, a variety of kiosks, amusement games, and commercial laundry via either our ePort hardware or our Quick Connect solution. Our associated service, ePort Connect®, is a PCI-compliant, comprehensive service that includes simplified credit/debit card processing and support, consumer engagement services as well as telemetry, Internet of Things (“IoT”), and machine-to-machine (“M2M”) services, including the ability to remotely monitor, control and report on the results of distributed assets containing our electronic payment solutions.

The Company generates revenue in multiple ways. During fiscal year 2016, we derived approximately 73% of our revenues from recurring license and transaction fees related to our ePort Connect service and approximately 27% of our revenue from equipment sales. Connections to our service stem from the sale or lease of our POS electronic payment devices or certified payment software or the servicing of similar third-party installed POS terminals. Connections to the ePort Connect service are the most significant driver of the Company’s revenues, particularly the recurring revenues from license and transaction fees. Customers can obtain POS electronic payment devices from us in the following ways:

•	Purchasing devices directly from the Company or one of its authorized resellers;
•	Leasing devices under the Company’s QuickStart Program, which are non-cancellable sixty month sales-type leases, through an unrelated equipment leasing company or directly from the Company; and
•	Renting devices under the Company’s JumpStart Program, which are cancellable month-to-month operating leases.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared applying certain critical accounting policies. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. Our financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in our industry. We apply critical accounting policies consistently from period to period and intend that any change in methodology occur in an appropriate manner. Accounting policies currently deemed critical are listed below:

REVENUE RECOGNITION

Revenue from the sale or QuickStart lease of equipment is recognized on the terms of freight-on-board shipping point. Activation fee revenue is recognized when the Company’s cashless payment device is initially activated for use on the Company network. Transaction processing revenue is recognized upon the usage of the Company’s cashless payment and control network. License fees for access to the Company’s devices and network services are recognized on a monthly basis. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. The Company estimates an allowance for product returns at the date of sale and estimates license and transaction fee refunds on a monthly basis.

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

The Company trademarks with an indefinite economic life are not being amortized. The trademarks, not subject to amortization, are related to the EnergyMiser asset group and consist of four trademarks. The Company tests indefinite-lived intangible assets for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a relief from royalty analysis to complete the first step in this process. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date for its indefinite-lived intangible assets. The Company concluded there was an impairment of its indefinite-lived trademarks as a result of its testing in its fiscal year 2016, and has recorded a $432 thousand impairment expense in the fourth quarter of the fiscal year ended June 30, 2016. This impairment expense reduced the carrying value of the trademarks to zero at June 30, 2016. There was no impairment expense recorded during the fiscal years ended June 30, 2015 and 2014.

Patents, non-compete agreements, brand, developed technology and customer relationships, with an estimated economic life, are carried at cost less accumulated amortization, which is calculated on a straight-line basis over their estimated economic life. The Company reviews intangibles, subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2016 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2015

Highlights of year over year improvements include:

•	Record net new connections of 96,000;
•	Total revenue up 33% to $77.4 million;
•	Recurring license and transaction fee revenue up 30% to $56.6 million; and
•	Improvements in cash flows from operating activities as a result of QuickStart reintroduced in the latter half of the prior fiscal year. The Company has shifted from providing financing for the customer’s equipment purchases through month-to-month agreements under the JumpStart rental program, to using outside leasing companies through the QuickStart program with sixty month terms. This shift to QuickStart provides for an upfront payment by the leasing companies for the equipment which significantly improves the Company’s cash flow from operations. The Company also may hold QuickStart leases as finance receivables for customers that are not able to obtain third party leasing arrangements. The Company is actively working to expand its outside leasing partners. The goal of the program would be to have enough leasing partners so that the Company would not need to provide financing to its customers.

Revenues for the fiscal year ended June 30, 2016 were $77.4 million, consisting of $56.6 million of license and transactions fees and $20.8 million of equipment sales, compared to $58.0 million for the fiscal year ended June 30, 2015, consisting of $43.6 million of license and transaction fees and $14.4 million of equipment sales. The increase in total revenue from the prior year of $19.3 million, or 33%, was attributable to the 44% increase in equipment sales of $6.4 million and the 30% the increase in license and transaction fees of $13.0 million.

Revenue from license and transaction fees, which represented 73% of total revenue for fiscal year 2016, is primarily attributable to monthly ePort Connect® service fees and transaction processing fees. Highlights for fiscal year 2016 include:

●	Adding 96,000 net connections to our service, consisting of 110,000 new gross connections to our ePort Connect service in fiscal year 2016, offset by 11,000 deactivations from business churn and 3,000 attributable to a former customer against whom we have commenced litigation in order to seek to recover the amounts due to the Company from the former customer. The 96,000 net connections added compares to 67,000 net connections added in fiscal year 2015;
●	As of June 30, 2016, the Company had approximately 429,000 connections to the ePort Connect service compared to approximately 333,000 connections to the ePort Connect service as of June 30, 2015, an increase of 96,000 net connections or 29%;
●	Increases in the number of small-ticket, credit/debit transactions and dollars handled for fiscal year 2016 of 46% and 50%, respectively, compared to the same period a year ago; and
●	ePort Connect customer base grew 15% from June 30, 2015.

The increase in license and transaction fees was due to the growth in ePort Connect service fees and transaction dollars that stems from the increased number of connections to our ePort Connect service.

Pursuant to its agreements with customers, in addition to ePort Connect service fees, the Company earns transaction processing fees equal to a percentage of the dollar volume processed by the Company. During the fiscal year ended June 30, 2016, the Company processed approximately 315.8 million transactions totaling approximately $584.4 million compared to approximately 216.6 million transactions totaling approximately $388.9 million during the fiscal year ended June 30, 2015, an increase of approximately 46% in the number of transactions and approximately 50% in the value of transactions processed.

New customers added to our ePort® Connect service during the fiscal year ended June 30, 2016 totaled 1,450, bringing the total number of customers to approximately 11,050 as of June 30, 2016. The Company added approximately 2,300 new customers in the year ended June 30, 2015. The Company had approximately 9,600 customers as of June 30, 2015, representing a 15% increase during the past twelve months. The Company views the total installed base of machines managed by its customers that have yet to transition to cashless payment as a key strategic opportunity for future growth in connections. We count a customer as a new customer upon the signing of their ePort Connect service agreement. When a reseller sells our ePort, we count a customer as a new customer upon the signing of the applicable services agreement with the customer.

The $6.4 million increase in equipment sales was primarily attributable to selling more units, versus renting units via the JumpStart program, during the current fiscal year due to the reintroduction of the QuickStart program in September 2014.

Cost of sales consisted of cost of services for license and transaction fees of $38.1 million and $29.4 million and equipment costs of $17.3 million and $11.8 million for the fiscal years ended June 30, 2016 and 2015, respectively. The increase in total cost of sales of $14.2 million, or 34%, was partially due to an increase in cost of equipment sales of $5.5 million primarily due to selling more units during the period under the QuickStart program. There was also an increase in cost of services of $8.7 million that stemmed from the increase in transaction dollars processed by the greater number of connections to the Company’s ePort Connect service.

Gross profit (“GP”) for the fiscal year ended June 30, 2016 was $22.0 million compared to GP of $16.9 million for the previous fiscal year, an increase of $5.1 million, or 30%, of which $4.3 million is attributable to license and transaction fees GP and $0.9 million of equipment sales GP.

Overall gross margins declined from 29.0% in the 2015 fiscal year to 28.4% in the fiscal year ended June 30, 2016, composed of an increase in license and transaction fees’ margin to 32.7% from 32.6% in the prior fiscal year, and a decrease in equipment sales margin from 18.1% in the prior fiscal year to 16.7% in the fiscal year ended June 30, 2016.

Selling, general and administrative (“SG&A”) expenses of $22.4 million for the fiscal year ended June 30, 2016, increased by $5.9 million or 36%, from the prior fiscal year. SG&A expenses for the 2016 fiscal year reflects the following: $1.6 million of costs incurred in connection with the VendScreen acquisition and integration as well as operating expenses of the VendScreen business; bad debt expense of $1.5 million; $0.7 million of professional fees and expenses incurred in connection with management’s annual assessment of internal controls over financial reporting required under SOX 404; and $0.3 million of professional fees incurred in connection with the class action litigation and SLC investigation.

Other income and expense for the fiscal year ended June 30, 2016, primarily consisted of a $5.7 million non-cash charge for the change in the fair value of the Company’s warrant liabilities. The primary factor affecting the change in fair value is the increase in the Black-Scholes value of the warrants from June 30, 2015 to June 30, 2016, which factored in the increase in the Company’s stock price as well as a decrease in its volatility used for this calculation during that period.

The fiscal year ended June 30, 2016 resulted in net loss of $6.8 million compared to a net loss of $1.1 million for the fiscal year ended June 30, 2015. The net loss for the fiscal year reflected the $5.7 million non-cash charge for the change in the fair value of warrant liability described in the prior paragraph after preferred dividends of $0.7 million for each fiscal year, net loss applicable to common shareholders was $7.5 million and $1.8 million for the fiscal years ended 2016 and 2015, respectively. For the fiscal year ended June 30, 2016, net loss per common share (basic and diluted) was $0.21, compared to net loss per common share (basic and diluted) of $0.05 for the fiscal year ended June 30, 2015.

Non-GAAP net loss was $0.7 million for the fiscal year ended June 30, 2016 compared to non-GAAP net loss of $.5 million for fiscal year ended June 30, 2015.

A reconciliation of net loss to Non-GAAP net loss for the fiscal years ended June 30, 2016 and 2015 is as follows:

	Year ended
	June 30,	June 30,
($ in thousands)	2016	2015

Net loss	$(6,806)	$(1,089)
Non-GAAP adjustments:
Non-cash portion of income tax provision	(579)	226
Fair value of warrant adjustment	5,674	393
VendScreen non-recurring charges	842	-
Litigation related professional fees	156	-
Non-GAAP net loss	$(713)	$(470)

Net loss	$(6,806)	$(1,089)
Cumulative preferred dividends	(668)	(668)
Net loss applicable to common shares	$(7,474)	$(1,757)

Non-GAAP net loss	$(713)	$(470)
Cumulative preferred dividends	(668)	(668)
Non-GAAP net loss applicable to common shares	$(1,381)	$(1,138)

Net loss per common share - basic and diluted	$(0.21)	$(0.05)
Non-GAAP net loss per common share - basic and diluted	$(0.04)	$(0.03)
Basic and diluted weighted average number of common shares outstanding	36,309,047	35,719,211

As used herein, non-GAAP net income (loss) represents GAAP (Generally Accepted Accounting Principles) net income (loss) excluding costs or benefits relating to any adjustment for fair value of warrant liabilities and non-cash portions of the Company’s income tax benefit (provision), non-recurring fees and charges that were incurred in connection with the acquisition and integration of the VendScreen business, and professional fees incurred in connection with the class action litigation and the SLC investigation. Non-GAAP net earnings (loss) per common share - diluted is calculated by dividing non-GAAP net income (loss) applicable to common shares by the number of diluted weighted average shares outstanding. Management believes that non-GAAP net income (loss) is an important measure of USAT’s business. Non-GAAP net income (loss) is a non-GAAP financial measure which is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Management believes that non-GAAP net income (loss) and non-GAAP net earnings (loss) per share are important measures of the Company's business. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that this non-GAAP financial measure serves as a useful metric for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance. Additionally, the Company utilizes non-GAAP net income (loss) as a metric in its executive officer and management incentive compensation plans.

For the fiscal year ended June 30, 2016, the Company had Adjusted EBITDA of $6.0 million. Reconciliation of net income (loss) to Adjusted EBITDA for the fiscal years ended June 30, 2016 and 2015 is as follows:

	Year ended
	June 30,	June 30,
($ in thousands)	2016	2015
Net loss	$(6,806)	$(1,089)

Less interest income	(320)	(83)
Plus interest expenses	600	302
(Less) plus income tax provision	(615)	289
Plus depreciation expense	5,135	5,731
Plus amortization expense	87	-
EBITDA	(1,919)	5,150
Plus change in fair value of warrant liabilities	5,674	393
Plus stock-based compensation	849	716
Plus intangible asset impairment	432	-
Plus VendScreen non-recurring charges	842	-
Plus Litigation related professional fees	105	-
Adjustments to EBITDA	7,901	1,109
Adjusted EBITDA	$5,983	$6,259

As used herein, Adjusted EBITDA represents net income (loss) before interest income, interest expense, income taxes, depreciation, amortization, non-recurring fees and charges that were incurred in connection with the acquisition and integration of the VendScreen business, professional fees incurred in connection with the class action litigation incurred during the third quarter of the fiscal year, impairment charges related to our EnergyMiser asset trademarks, and change in fair value of warrant liabilities and stock-based compensation expense. We have excluded the non-operating item, change in fair value of warrant liabilities, because it represents a non-cash gain or charge that is not related to the Company’s operations. We have excluded the non-cash expense, stock-based compensation, as it does not reflect the cash-based operations of the Company. We have excluded the non-recurring costs and expenses incurred in connection with the VendScreen transaction in order to allow more accurate comparison of the financial results to historical operations. We have excluded the professional fees incurred in connection with the class action litigation as well as the trademark impairment charges because we believe that they represent a charge that is not related to the Company's operations. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance. Additionally, the Company utilizes Adjusted EBTIDA as a metric in its executive officer and management incentive compensation plans.

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

Revenues for the fiscal year ended June 30, 2015 were $58.1 million, consisting of $43.6 million of license and transactions fees and $14.4 million of equipment sales, compared to $42.3 million for the fiscal year ended June 30, 2014, consisting of $35.6 million of license and transaction fees and $6.7 million of equipment sales. The increase in total revenue of $15.7 million, or 37%, was equally attributable to the increase in equipment sales of $7.7 million or 115% and the increase in license and transaction fees of $8.0 million, or 22%, from the prior year.

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

The $7.7 million increase in equipment sales was a result of an increase of approximately $8.1 million related to ePort® products, offset by decreases of approximately $0.4 million in Energy Miser products. The increase in ePort products is directly attributable to selling more units, versus renting units via the JumpStart program, during the current fiscal year due to the reintroduction of the QuickStart program in September 2014. The decrease in Energy Miser products is directly attributable to selling fewer units during the current fiscal year.

Cost of sales consisted of cost of services for license and transaction fees of $29.4 million and $23.0 million and equipment costs of $11.8 million and $4.3 million, for the years ended June 30, 2015 and 2014, respectively. The increase in total cost of sales of $14.0 million, or 51%, was due to an increase in cost of equipment sales of $7.6 million due to selling more units during the period under the QuickStart program. In fiscal 2014, the JumpStart program accounted for a significant percentage of the Company’s net new connections. Under this program, the cost of the device is depreciated to cost of services for license and transaction fees over the expected rental period. There was also an increase in cost of services of $6.4 million that stemmed from the greater number of connections to the Company’s ePort Connect service and increases in transaction dollars processed by those connections.

Gross profit (“GP”) for the year ended June 30, 2015 was $16.8 million compared to GP of $15.1 million for the previous fiscal year, an increase of $1.7 million, or 12%, of which $14.2 million is attributable to license and transaction fees GP and $2.6 million of equipment sales GP. Overall gross profit margins decreased from 36% to 29% due to a decrease in license and transaction fees margins to 33%, from 35% in the prior fiscal year and by a decrease in equipment sales margins to 18%, from 37% in the prior fiscal year.

License and transaction fees margins decreased due to the impact of certain JumpStart connections added during the third and fourth quarters of 2014 fiscal year with fee grace periods extending into fiscal year 2015 under sales incentives, as well as approximately $1.7 million of net rent expense during the year ended June 30, 2015 related to the Sale Leaseback transactions, which is approximately $0.5 million higher than the depreciation the Company would have recorded on the ePorts during the same period had the Sale Leaseback transactions not occurred. Also contributing to the decrease of license and transaction fee margins was a charge of approximately $0.4 million in connection with a customer billing dispute.

The decrease in equipment revenue margins is attributable to sales under the QuickStart program, which has generally lower margins than what is recognized under a rental, or JumpStart. In addition, there were approximately $0.9 million less in activation fees recorded during fiscal 2015 versus fiscal 2014, which are a higher margin revenue source, and to date have not been part of the QuickStart program.

The $0.2 million increase in equipment sales GP includes one-time recoveries of $0.7 million and $0.2 million in the years ended June 30, 2015 and 2014, respectively. The $0.7 million relates to recoveries arising from a customer agreement; and, the $0.2 million was a reversal of a prior charge for equipment rebates. Excluding these one-time items, equipment sales GP decreased $0.4 million from the prior year, which was mostly attributable to having $0.9 million less GP from ePort activation fees, which are a higher margin revenue source and which to date are not part of the QuickStart Program and $0.2 million less GP related to fewer energy miser offset by a higher dollar volume of gross profit from the large increase in equipment revenue dollars as compared to a year ago.

Selling, general and administrative (“SG&A”) expenses of $16.5 million for the fiscal year ended June 30, 2015, increased by $2.4 million or 17%, from the prior fiscal year. Approximately $1.1 million, or 47% of the increase, were non-cash expenses. The overall increase in SG&A is attributable to increases of approximately $1.1 million in bad debt estimates, $0.6 million in employee and director compensation and benefits expenses, $0.6 million in consulting and professional services, and by a net increase of $0.2 million for various other expenses.

Other income and expense for the year ended June 30, 2015, primarily consisted of a $0.4 million non-cash charge for the change in the fair value of the Company’s warrant liabilities. The primary factor affecting the change in fair value is the increase in the Black-Scholes value of the warrants from June 30, 2014 to June 30, 2015, which factored in the increase in the Company’s stock price as well as a decrease in its volatility used for this calculation during that period.

The fiscal year ended June 30, 2015 resulted in net loss of $1.1 million compared to net income of $27.5 million for the fiscal year ended June 30, 2014. Included in net income for the fiscal year ended June 30, 2014 is a benefit from a reduction in income tax valuation allowances of $26.7 million. After preferred dividends of $0.7 million for each fiscal year, net (loss)/income applicable to common shareholders was ($1.8 million) and $26.9 million for the fiscal years ended 2015 and 2014, respectively. For the fiscal year ended June 30, 2015, net loss per common share (basic and diluted) was $0.05, compared to net earnings per common share (basic and diluted) of $0.78.

Non-GAAP net loss was $0.5 million for the year ended June 30, 2015, compared to non-GAAP net income of $0.2 million for the year ended June 30, 2014. Management believes that non-GAAP net income is an important measure of USAT’s business. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that non-GAAP financial measures serve as useful metrics for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP (United States’ Generally Accepted Accounting Principles) financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance.

A reconciliation of net income to Non-GAAP net income for the years ended June 30, 2015 and 2014 is as follows:

Reconciliation of Net Income (Loss) to Non-GAAP Net Income (Loss) and Net Earnings (Loss) Per Common

Share - Basic and Diluted to Non-GAAP Net Earnings (Loss) Per Common Share - Basic and Diluted

	Year ended
	June 30,	June 30,
($ in thousands)	2015	2014

Net income (loss)	$(1,089)	$27,531
Non-GAAP adjustments:
Non-cash portion of income tax provision	226	(27,277)
Fair value of warrant adjustment	393	(66)
Non-GAAP net income (loss)	$(470)	$188

Net income (loss)	$(1,089)	$27,531
Cumulative preferred dividends	(668)	(668)
Net loss applicable to common shares	$(1,757)	$26,863

Non-GAAP net income (loss)	$(470)	$188
Cumulative preferred dividends	(668)	(668)
Non-GAAP net income (loss) applicable to common shares	$(1,138)	$(480)

Net earnings (loss) per common share - basic	$(0.05)	$0.77

Net earnings (loss) per common share - diluted	$(0.05)	$0.77

Non-GAAP net earnings (loss) per common share - basic	$(0.03)	$(0.01)

Non-GAAP net earnings (loss) per common share - diluted	$(0.03)	$(0.01)

Basic weighted average number of common shares outstanding	35,719,211	34,667,769

Diluted weighted average number of common shares outstanding	35,719,211	35,009,559

(1)	Net income for the year ended June 30, 2014 includes an income tax benefit of $27.3 million for the reduction on tax valuation allowances.

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

For the fiscal year ended June 30, 2015, the Company had Adjusted EBITDA of $6.3 million. Reconciliation of net income (loss) to Adjusted EBITDA for the years ended June 30, 2015 and 2014 is as follows:

	For year ended
	June 30,	June 30,
($ in thousands)	2015	2014
Net loss	$(1,089)	$27,531

Less interest income	(83)	(30)
Plus interest expenses	302	257
(Less) plus income tax provision	289	(27,255)
Plus depreciation expense	5,731	5,464
Plus amortization expense	-	22
EBITDA	5,150	5,989
Less change in fair value of warrant liabilities	393	(66)
Plus stock-based compensation	716	529
Adjustments to EBITDA	1,109	463
Adjusted EBITDA	$6,259	$6,452

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2016, net cash provided by operating activities was $6.5 million. The foregoing reflects a net benefit for non-cash operating activities of $12.0 million, and net cash provided by the change in various operating assets and liabilities of $1.3 million. Of the $12.0 million of non-cash activities, $5.1 million related to depreciation expense, of which, $4.5 million related to depreciation on JumpStart equipment allocated to cost of services. In addition to depreciation expense, other major non-cash charges included $1.5 million of bad debt expense and $5.7 million expense due to the increase in the fair value of warrant liabilities.

During the fiscal year ended June 30, 2015, the Company reintroduced QuickStart, a program whereby our customers are able to purchase our ePort hardware via a five-year, non-cancellable lease. From its introduction in September 2014 and through approximately mid-March 2015, the Company was entering into these leases directly with its customers. Under this scenario, the Company recorded a long-term and short-term receivable for the five-year leases. In the third and fourth quarters of fiscal 2015, the Company signed vendor agreements with two leasing companies, whereby our customers would enter into leases directly with the leasing companies. Under this scenario, the Company invoices the leasing company for the equipment leased by our customer, and records an accounts receivable for the balances due from the leasing companies. Unlike its finance receivables, where the cash would be collected over a five-year period, the accounts receivable due from the leasing company is typically collected within 30 days. QuickStart through third-party leasing companies increases cash flow needed for investing activities and improves cash flows from operations. The Company previously financed its customer's acquisition of ePort equipment primarily though the JumpStart program. Under JumpStart, the Company records an investing capital expenditure cash outflow for the equipment provided and fixed assets on the balance sheet, and then receives rental income from a month-to-month lease. During the fiscal year ended June 30, 2016, the majority of QuickStart sales consummated were with the customer entering into the lease directly with a third party leasing company. During the 2016 fiscal year, 91% of our gross connections consisted of QuickStart and sales under normal receivable terms and 9% of our gross connections consisted of JumpStart units.

By contrast, during the 2014 fiscal year, JumpStart units accounted for 60% of our gross connections. The increased use by our customers of the QuickStart program, with third party leasing, significantly improves cash flows from operating activities. We believe we will continue to be able to utilize third party leasing companies in our QuickStart program, which will increase our cash flow. However, some customers may be unable to secure third party leasing, and in those cases the Company would enter into a lease directly with the customer which would result in an increase in finance receivables. Accordingly, with the continued success of the QuickStart third-party leasing program, the Company should continue to generate positive cash flow from operations.

During the fiscal year ended June 30, 2016, $5.8 million of cash was used by investing activities of which $5.6 million was the cash paid for the assets acquired from VendScreen during the third quarter.

Net cash provided by financing activities was $7.2 million, generated predominantly by $4.9 million from the exercise of common stock warrants and $2.5 million net borrowings under the line of credit. During the fiscal year, the Company increased the aggregate amount available to it under its working capital line of credit from $7.5 million to $12 million.

During the 2016 and 2015 fiscal years, the Company's net increase in cash was $7.9 million and $2.3 million, respectively. The Company has the following primary sources of capital available: (1) cash and cash equivalents on hand of $19.3 million as of June 30, 2016; (2) the anticipated cash to be provided by operating activities including our QuickStart program; (3) $4.8 million available as of June 30, 2016 under the line of credit provided we continue to satisfy the various covenants set forth in the loan agreement, including the requirement to meet minimum quarterly adjusted EBITDA, as defined in the loan agreement; (4) proceeds of $6.2 million from the potential exercise of warrants outstanding as of June 30, 2016 which expire on September 18, 2016; and (5) sales to a third party lender of all or a portion of our finance receivables.

Therefore, the Company believes its existing cash and cash equivalents and available cash resources described above, would provide sufficient capital resources to operate its anticipated business, including payment of its accrued expenses and payables, any cash resources to be utilized for the JumpStart program, other anticipated capital expenditures, and the repayment of long-term debt over the next 12 months. Although the existing working capital line of credit matures in March 2017, the Company anticipates that the line of credit would be renewed or could be refinanced with another lending institution.

CONTRACTUAL OBLIGATIONS

As of June 30, 2016, the Company had certain contractual obligations due over a period of time as summarized in the following table:

	Payments due by period
		Less Than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations	$1,906	$509	$1,392	$5	$-
Capital Lease Obligations	677	299	378	-	-
Operating Lease Obligations, other	3,443	552	1,460	1,431	-
Operating Lease Obligations under Sale Leaseback	2,779	2,641	138	-	-
Total	$8,805	$4,001	$3,368	$1,436	$-

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

Item 8. Financial Statements and Supplementary Data.

USA TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

USA Technologies, Inc.

We have audited the accompanying consolidated balance sheets of USA Technologies, Inc. and subsidiaries as of June 30, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2016. Our audits also included the financial statement schedule of USA Technologies, Inc. and subsidiaries listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Technologies, Inc. and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), USA Technologies, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated September 13, 2016, expressed an opinion that USA Technologies, Inc. and subsidiaries had not maintained effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ RSM US LLP

New York, NY

September 13, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

USA Technologies, Inc.

We have audited USA Technologies, Inc. and subsidiaries' internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. USA Technologies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management identified control deficiencias, including significant deficiencies, in the design or operating effectiveness of the Company’s internal control over financial reporting, which when aggregated, represent a material weakness in internal control. The significant deficiencies included that the operation of an existing control did not result in timely resolution of account receivable aging issues; the design of certain internal controls allowed for errors or omissions in the accrual process; and one operational control that did not identify certain merchant receivables as one of the critical accounts to be audited on a monthly basis. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated September 13, 2016 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, USA Technologies, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of USA Technologies, Inc. and subsidiaries as of June 30, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2016 and our report dated September 13, 2016 expressed an unqualified opinion.

/s/ RSM US LLP

New York, NY

September 13, 2016

USA Technologies, Inc.

Consolidated Balance Sheets

	June 30,	June 30,
($ in thousands, except shares)	2016	2015

Assets
Current assets:
Cash	$19,272	$11,374
Accounts receivable, less allowance for doubtful accounts of $2,814 and $1,309, respectively	4,899	5,971
Finance receivables	3,588	941
Inventory, net	2,031	4,216
Prepaid expenses and other current assets	987	574
Deferred income taxes	2,271	1,258
Total current assets	33,048	24,334

Finance receivables, less current portion	3,718	3,698
Other assets	348	350
Property and equipment, net	9,765	12,869
Deferred income taxes	25,453	25,788
Intangibles, net	798	432
Goodwill	11,703	7,663

Total assets	$84,833	$75,134

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$12,354	$10,542
Accrued expenses	3,458	2,108
Line of credit, net	7,119	4,000
Current obligations under long-term debt	629	478
Income taxes payable	18	54
Warrant liabilities	3,739	-
Deferred gain from sale-leaseback transactions	860	860
Total current liabilities	28,177	18,042

Long-term liabilities:
Long-term debt, less current portion	1,576	1,854
Accrued expenses, less current portion	15	49
Warrant liabilities, less current portion	-	978
Deferred gain from sale-leaseback transactions, less current portion	40	900
Total long-term liabilities	1,631	3,781

Total liabilities	29,808	21,823

Commitments and contingencies (Note 18)

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000 Series A convertible preferred- Authorized shares- 900,000
Issued and outstanding shares- 445,063 with liquidation preference of $18,108 and $17,440, respectively	3,138	3,138
Common stock, no par value: Authorized shares- 640,000,000 Issued and outstanding shares- 37,783,444 and 35,763,663, respectively	233,394	224,874
Accumulated deficit	(181,507)	(174,701)

Total shareholders’ equity	55,025	53,311

Total liabilities and shareholders’ equity	$84,833	$75,134

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Operations

	Year ended June 30,
($ in thousands, except shares and per share data)	2016	2015	2014

Revenues:
License and transaction fees	$56,589	$43,633	$35,638
Equipment sales	20,819	14,444	6,707
Total revenues	77,408	58,077	42,345

Cost of services	38,089	29,429	23,018
Cost of equipment	17,334	11,825	4,254
Total cost of sales	55,423	41,254	27,272
Gross profit	21,985	16,823	15,073

Operating expenses:
Selling, general and administrative	22,373	16,451	14,036
Depreciation and amortization	647	612	600
Impairment of intangible asset	432	-	-
Total operating expenses	23,452	17,063	14,636
Operating income (loss)	(1,467)	(240)	437

Other income (expense):
Interest income	320	83	30
Other income	-	52	-
Interest expense	(600)	(302)	(257)
Change in fair value of warrant liabilities	(5,674)	(393)	66
Total other income (expense), net	(5,954)	(560)	(161)

Income (loss) before benefit (provision) for income taxes	(7,421)	(800)	276
Benefit (provision) for income taxes	615	(289)	27,255

Net income (loss)	(6,806)	(1,089)	27,531
Cumulative preferred dividends	(668)	(668)	(668)
Net income (loss) applicable to common shares	$(7,474)	$(1,757)	$26,863
Net earnings (loss) per common share - basic	$(0.21)	$(0.05)	$0.77
Net earnings (loss) per common share - diluted	$(0.21)	$(0.05)	$0.77

Basic weighted average number of common shares outstanding	36,309,047	35,719,211	34,667,769
Diluted weighted average number of common shares outstanding	36,309,047	35,719,211	35,009,559

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Shareholders’ Equity

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
($ in thousands, except shares)	Shares	Amount	Shares	Amount	Deficit	Total

Balance, June 30, 2013 As Reported	442,968	$3,138	33,284,232	$221,383	$(201,143)	$23,378

Cumulative impact of prior period revisions (See Note 19 of the Notes to Consolidated Financial Statements)	2,095	-	62,661	-	-	-
Balance, June 30, 2013	445,063	$3,138	33,346,893	$221,383	$(201,143)	$23,378

Exercise of warrants	-	-	2,090,226	2,362	-	2,362
Stock based compensation
2010 Stock Incentive Plan	-	-	3,334	6	-	6
2011 Stock Incentive Plan	-	-	-	17	-	17
2012 Stock Incentive Plan	-	-	158,505	279	-	279
2013 Stock Incentive Plan	-	-	55,810	227	-	227
Retirement of common stock	-	-	(52,645)	(89)	-	(89)
Excess tax benefits from share-based compensation	-	-	-	25	-	25
Net income	-	-	-	-	27,531	27,531

Balance, June 30, 2014	445,063	3,138	35,602,123	224,210	(173,612)	53,736

Stock based compensation
2011 Stock Incentive Plan	-	-	-	1	-	1
2012 Stock Incentive Plan	-	-	33,698	52	-	52
2013 Stock Incentive Plan	-	-	159,741	293	-	293
2014 Stock Option Incentive Plan	-	-	-	370	-	370
Retirement of common stock	-	-	(31,899)	(62)	-	(62)
Excess tax benefits from share-based compensation	-	-	-	10	-	10
Net loss	-	-	-	-	(1,089)	(1,089)

Balance, June 30, 2015	445,063	3,138	35,763,663	224,874	(174,701)	53,311

Warrants issued in conjunction with Line of Credit Agreement	-	-	-	52	-	52
Reclass of fair value of warranty liability upon exercise of warrants			-	2,914		2,914
Exercise of warrants	-	-	1,887,325	4,918	-	4,918
Stock based compensation
2013 Stock Incentive Plan	-	-	172,207	513	-	513
2014 Stock Option Incentive Plan	-	-	12,785	336	-	336
Retirement of common stock	-	-	(52,536)	(213)	-	(213)
Net loss	-	-	-	-	(6,806)	(6,806)
					-
Balance, June 30, 2016	445,063	$3,138	37,783,444	$233,394	$(181,507)	$55,025

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Cash Flows

($ in thousands, except shares)	Year ended June 30,
	2016	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$(6,806)	$(1,089)	$27,531
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Charges incurred in connection with the vesting and issuance of common stock for employee and director compensation	849	716	529
(Gain) loss on disposal of property and equipment	(167)	(17)	4
Non-cash interest and amortization of debt discount	13	-	2
Bad debt expense	1,450	1,098	134
Depreciation	5,135	5,731	5,464
Amortization	87	-	22
Impairment of intangible asset	432	-	-
Change in fair value of warrant liabilities	5,674	393	(66)
Deferred income taxes, net	(660)	215	(27,301)
Gain on sale of finance receivables	-	(52)	-
Recognition of deferred gain from sale-leaseback transactions	(860)	(834)	(10)
Changes in operating assets and liabilities:
Accounts receivable	(375)	(2,539)	(204)
Finance receivables	(2,040)	(4,114)	53
Inventory	1,036	(1,931)	370
Prepaid expenses and other current assets	(763)	(304)	(191)
Accounts payable	1,814	941	460
Accrued expenses	1,266	55	267
Income taxes payable	383	33	21

Net cash provided by (used in) operating activities	6,468	(1,698)	7,085

INVESTING ACTIVITIES:
Purchase and additions of property and equipment	(536)	(60)	(111)
Purchase of property for rental program	-	(1,642)	(10,883)
Proceeds from sale of rental equipment under sale-leaseback transactions	-	4,994	2,995
Proceeds from sale of property and equipment	389	62	82
Cash paid for assets acquired from VendScreen	(5,625)	-	-

Net cash provided by (used in) investing activities	(5,772)	3,354	(7,917)

FINANCING ACTIVITIES:
Cash used in retirement of common stock	(213)	(62)	(89)
Proceeds from exercise of common stock warrants	4,918	-	2,362
Proceeds from line of credit	7,163	-	2,000
Repayment of line of credit	(3,992)	(1,000)	-
Repayment of long-term debt	(674)	(359)	(375)
Proceeds from long-term debt	-	2,057	-
Excess tax benefits from share-based compensation	-	10	25

Net cash provided by financing activities	7,202	646	3,923

Net increase in cash	7,898	2,302	3,091
Cash and cash equivalents at beginning of year	11,374	9,072	5,981
Cash at end of year	$19,272	$11,374	$9,072

Supplemental disclosures of cash flow information:
Interest paid in cash	$551	$306	$260
Income taxes paid in cash	$501	$31	$-
Depreciation expense allocated to cost of services	$4,575	$5,120	$4,881
Reclass of rental program property to inventory, net	$1,150	$674	$33
Prepaid items financed with debt	$103	$103	$102
Warrant issuance for debt discount	$52	$-	$-
Debt financing costs financed with debt	$79	$-	$-
Equipment and software acquired under capital lease	$444	$108	$325
Disposal of property and equipment	$1,081	$842	$710
Disposal of property and equipment under sale-leaseback transactions	$-	$3,873	$1,919

See accompanying notes.

USA Technologies, Inc.

Notes to Consolidated Financial Statements

1. BUSINESS

USA Technologies, Inc. (the “Company”, “We”, “USAT”, or “Our”) was incorporated in the Commonwealth of Pennsylvania in January 1992. We are a provider of technology-enabled solutions and value-added services that facilitate electronic payment transactions primarily within the unattended Point of Sale (“POS”) market. We are a leading provider in the small ticket, beverage and food vending industry and are expanding our solutions and services to other unattended market segments, such as amusement, commercial laundry, kiosk and others. Since our founding, we have designed and marketed systems and solutions that facilitate electronic payment options, as well as telemetry Internet of Things (“IoT”) and machine-to-machine (“M2M”) services, which include the ability to remotely monitor, control, and report on the results of distributed assets containing our electronic payment solutions. Historically, these distributed assets have relied on cash for payment in the form of coins or bills, whereas, our systems allow them to accept cashless payments such as through the use of credit or debit cards or other emerging contactless forms, such as mobile payment. All of our customers are located in North America.

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

INVENTORY, Net

Inventory consists of finished goods and packaging materials. The Company’s inventory is stated at the lower of cost (average cost basis) or market.

PROPERTY AND EQUIPMENT, Net

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

The Company’s trademarks with an indefinite economic life are not being amortized. The trademarks, not subject to amortization, are related to the EnergyMiser asset group and consist of four trademarks. The Company tests indefinite-life intangible assets for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a relief from royalty analysis to complete the first step in this process. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date for its indefinite-lived intangible assets. The Company concluded there was no impairment of trademarks during the fiscal years ended June 30, 2015 and 2014, respectively. During the fourth quarter of the fiscal year ended June 30, 2016, the fair value of the trademarks were determined to have inconsequential value based on the “relief from royalty” methodology. This assessment resulted in an impairment write-down during the fourth fiscal quarter of $432 thousand, which is included in “Impairment of intangible asset” in the Consolidated Statement of Operations for the fiscal year ended June 30, 2016. (See Note 7 Goodwill and Intangible Assets for details.)

USA Technologies, Inc.

Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with ASC 350, “Intangibles – Goodwill and Other”. Under ASC 350, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill during the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

LONG-LIVED ASSETS

In accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its definite lived long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value. In the period when the plan of sale criteria of ASC 360 are met, definite lived long-lived assets are reported as held for sale, depreciation and amortization cease, and the assets are reported at the lower of carrying value or fair value less costs to sell. The Company has concluded that the carrying amount of definite lived long-lived assets is recoverable as of June 30, 2016 and 2015.

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

The Company’s financial instruments, principally accounts receivable, short-term finance receivables, prepaid expenses and other assets, accounts payable and accrued expenses, are carried at cost which approximates fair value due to the short-term maturity of these instruments. The fair value of the Company’s obligations under its long-term debt agreements and the long-term portion of its finance receivables approximate their carrying value as such instruments are at market rates currently available to the Company.

CONCENTRATION OF RISKS

Financial instruments that subject the Company to a concentration of credit risk consist principally of cash and accounts and finance receivables. The Company maintains cash with various financial institutions where accounts may exceed federally insured limits at times. Approximately 18%, 35% and 22% of the Company’s trade accounts and finance receivables at June 30, 2016, 2015 and 2014, respectively, were concentrated with one customer.

USA Technologies, Inc.

Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

Concentration of revenues with customers subject the Company to operating risks. Approximately 16%, 21% and 26% of the Company’s license and transaction processing revenues for the years ended June 30, 2016, 2015 and 2014, respectively, were concentrated with one customer. Approximately 28% and 17% of the Company’s equipment sales revenue were concentrated with one customer for the years ended June 30, 2016 and 2015, respectively, with no concentrations for the year ended June 30, 2014. The Company’s customers are principally located in the United States.

REVENUE RECOGNITION

Revenue from the sale or QuickStart lease of equipment is recognized on the terms of free-on-board shipping point. Activation fee revenue, if applicable, is recognized when the Company’s cashless payment device is initially activated for use on the Company network. Transaction processing revenue is recognized upon the usage of the Company’s cashless payment and control network. License fees for access to the Company’s devices and network services are recognized on a monthly basis. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. The Company estimates an allowance for product returns at the date of sale and license and transaction fee refunds on a monthly basis.

ePort hardware is available to customers under the QuickStart program pursuant to which the customer would enter into a five-year non-cancelable lease with either the Company or a third-party leasing company for the devices. The Company qualifies for sales type lease accounting. Accordingly, the company recognizes a portion of lease payments as interest income. At the end of the lease period, the customer would have the option to purchase the device at its residual value.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense was $0.3 million, $0.2 million, and $0.2 million in the fiscal years ended June 30, 2016, 2015, and 2014, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed as incurred. Research and development expenses, which are included in selling, general and administrative expenses in the Consolidated Statements of Operations, were approximately $1.4 million, $1.5 million and $1.0 million, for the years ended June 30, 2016, 2015, and 2014, respectively. Our research and development initiatives focus on adding features and functionality to our system solutions through the development and utilization of our processing and reporting network and new technology.

USA Technologies, Inc.

Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR EQUITY AWARDS

In accordance with ASC 718 the cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award and allocated over the requisite service period of the award.

Litigation Costs

From time to time, we are involved in litigation, claims, contingencies and other legal matters. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statement and (ii) the range of the loss can be reasonably estimated. We expense legal costs, including those legal costs expected to be incurred in connection with a loss contingency, as incurred.

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

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest or penalties related to uncertain tax positions were accrued or incurred during the years ended June 30, 2016, 2015, and 2014.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. The tax years ended June 30, 2013 through June 30, 2016 remain open to examination by taxing jurisdictions to which the Company is subject. As of June 30, 2016, the Company did not have any income tax examinations in process.

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share are calculated by dividing net income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) applicable to common shares by the weighted average common shares outstanding for the period plus the dilutive effects of common stock equivalents unless the effects of such common stock equivalents are anti-dilutive. For the years ended June 30, 2016, 2015 and 2014 no effect for common stock equivalents was considered in the calculation of diluted earnings (loss) per share because their effect was anti-dilutive.

The consolidated financial statements included in this Form 10-K reflect additional shares of common stock and preferred stock that had been issued and outstanding in prior periods but were not reflected as such in previous consolidated financial statements as explained in Note 19. The basic and diluted weighted average number of common shares outstanding for the years ended June 30, 2015 and 2014 have been adjusted to reflect the additional number of shares pertaining to each of those years. The foregoing adjustments in basic and diluted weighted common shares outstanding did not affect the previously reported net loss per common share-basic or diluted for the year ended June 30, 2015. The previously reported net income per common share-basic and diluted for the year ended June 30, 2014 was decreased from $.78 to $.77 as a result of the foregoing adjustments.

SOFTWARE DEVELOPMENT COSTS

Costs incurred during the preliminary project along with post-implementation stages of internal use computer software development and costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility and estimated economic life.  At June 30, 2016, the Company had $137 thousand in capitalized software development which is being amortized over a period of three years.

USA Technologies, Inc.

Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

OTHER COMPREHENSIVE INCOME

ASC 220, “Comprehensive Income”, prescribes the reporting required for comprehensive income and items of other comprehensive income. Entities having no items of other comprehensive income are not required to report on comprehensive income. The Company has no items of other comprehensive income for its years ended June 30, 2016, 2015 or 2014.

RECENT ACCOUNTING PRONOUCEMENTS

The Company is evaluating whether the effects of the following recent accounting pronouncements or any other recently issued, but not yet effective accounting standards, will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year. The new guidance provides a single model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The new standard also requires expanded qualitative and quantitative disclosures about the nature, timing and uncertainty of revenue and cash flows rising from contracts with customers. The ASU is now effective for fiscal years, and interim reporting periods within those years, beginning with the year ending June 30, 2019.

In June 2014, the Financial Accounting Standards Board issued ASU 2014-12 Compensation - Stock Compensation (Topic 718); Accounting for share-based payments when the terms of the award provide that a performance target could be achieved after the requisite service period. Under the new guidance an entity will not record compensation expense related to an award until it becomes probable that the performance target will be met. This pronouncement will be effective for the Company beginning with the year ending June 30, 2017.

In April 2015, the Financial Accounting Standards Board issued ASU 2015-03 Interest - Imputation of Interest (Subtopic 835-30): Simplifying the presentation of debt issuance costs. This standard is part of FASB’s simplification initiative which has as its objective to identify, evaluate, and improve areas where cost and complexity can be reduced while maintaining or improving the usefulness of the information for users. The Company adopted this pronouncement for the year ended June 30, 2016.

In July 2015, the Financial Accounting Standards Board issued ASU 2015-11 Inventory (Topic 330): Simplifying the measurement of inventory. This standard is part of FASB’s simplification initiative which has as its objective to identify, evaluate, and improve areas where cost and complexity can be reduced while maintaining or improving the usefulness of the information for users. This pronouncement will be effective for the Company beginning with the year ending June 30, 2018.

In September 2015, the Financial Accounting Standards Board issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments". ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. ASU 2015-16 will be effective for the Company beginning with the quarter ending September 30, 2016. Since this standard is prospective, the impact of ASU 2015-16 on the Company's financial condition, results of operations and cash flows will depend upon the nature of any measurement period adjustments identified in future periods.

In November 2015, the Financial Accounting Standards Board issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which will require entities to present all deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The standard will be effective for the Company beginning with the quarter ending September 30, 2017. Early application is permitted. The standard can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02 “Leases” (Topic 842). Under the new guidance, those leases classified as operating leases under previous GAAP, will be recognized on our consolidated balance sheet as liabilities with corresponding right-of-use assets. This pronouncement will be effective for the Company beginning with the year ending June 30, 2018.

USA Technologies, Inc.

Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

In March 2016, the Financial Accounting Standards Board issued ASU 2016-09 Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new guidance simplifies several aspects of accounting and presentation for share-bases compensation. This pronouncement will be effective for the Company beginning with the year ending June 30, 2018.

In August 2016, the Financial Accounting Standards Board issued ASU 2016-15 Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments (Topic 230). This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This pronouncement will be effective for the Company beginning with the year ending June 30, 2018.

There are three amendments to ASU 2014-09 issued in 2016. They are ASU 2016-08, issued in March 2016 Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations which clarifies those relationships with the customer, ASU 2016-10, issued in April 2016 Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, what is the entity’s obligations to its customer and what is the customer’s entitlement in the license agreements and ASU 2016-12, issued in April 2016 Revenue from Contracts with Customers (Topic 606), Narrow Scope Improvements and Practical Expedients, guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contract modifications at transition. These amendments to ASU 2014-09 are now effective for fiscal years, and interim reporting periods within those years, beginning with the year ending June 30, 2019.

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

USA Technologies, Inc.

Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

($ in thousands)	June 30, 2015 Balances
Consolidated Balance Sheet Line Items	As previously reported	Reclassification	As reclassified

Accounts Receivable, net of allowance for doubtful accounts:
·Reclassification of balances included in accounts payable to accounts receivable		$2,114
·Reclassification of the allowance for doubtful accounts in accounts payable		(815)
	$4,672	$1,299	$5,971

Allowance for Doubtful Accounts:
·Reclassification of the allowance for doubtful accounts in accounts payable	$(494)	$(815)	$(1,309)

Accounts Payable:
·Reclassification of balances included in accounts payable to accounts receivable		$2,114
·Reclassification of the allowance for doubtful accounts in accounts payable		(815)
	$9,243	$1,299	$10,542

Accordingly, the respective balances for all prior periods presented in these financial statements were reclassified in order to be consistent with and comparable to the accounting classification of these items in our June 30, 2015 financial statements. The new accounting classification as well as the reclassification for prior periods had no effect on the consolidated statements of operations or the consolidated statements of shareholders’ equity. The details of the reclassification of the consolidated balance sheets were disclosed in the Company’s Form 10-Q for the quarter ended September 30, 2015. The consolidated statements of cash flows amounts are presented in the table below:

($ in thousands)	For the fiscal year ended June 30, 2015
Consolidated Statement of Cash Flow Line Items	As previously reported	Reclassification	As reclassified

Accounts Receivable
·Reclassification of cash provided by and included in accounts payable to accounts receivable	$(2,517)	$(22)	$(2,539)

Accounts Payable:
·Reclassification of cash used in and included in accounts payable to accounts receivable	$919	$22	$941

USA Technologies, Inc.

Notes to Consolidated Financial Statements

2. ACCOUNTING POLICIES (CONTINUED)

($ in thousands)	For the fiscal year ended June 30, 2014
Consolidated Statement of Cash Flow Line Items	As previously reported	Reclassification	As reclassified

Accounts Receivable
·Reclassification of cash provided by and included in accounts payable to accounts receivable	$(157)	$(47)	$(204)

Accounts Payable:
·Reclassification of cash used in and included in accounts payable to accounts receivable	$413	$47	$460

USA Technologies, Inc.

Notes to Consolidated Financial Statements

3. ACQUISITION

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

USA Technologies, Inc.

Notes to Consolidated Financial Statements

3. ACQUISITION (CONTINUED)

($ in thousands)

Consideration:
Fair value of total consideration paid in cash	$5,625

Acquisition / non-recurring acquisition expenses:	$842

Recognized amounts of identifiable assets acquired and liabilities assumed:

Financial Assets:
Accounts receivable	$3
Finance receivables	628
Other current assets	20
Deferred income taxes	18
669

Property, plant & equipment	81

Identifiable intangible assets:
Developed technology	639
Customer relationships	149
Brand	95
Noncompete agreements	2
Fair value of intangible assets	885

Financial liabilities
Accrued liabilities	(50)

Total identifiable net assets	1,585

Goodwill	4,040

Total Fair Value	$5,625

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

VendScreen has been included in the accompanying consolidated financial statements of the Company since the date of acquisition. The $842 thousand of acquisition / non-recurring expenses consists of non-recurring expenses incurred in connection with the acquisition and integration of the VendScreen business and were included in SG&A expenses during the 1 year ended June 30, 2016.

The acquired business contributed net revenues of $1.2 million during the fiscal year ended June 30, 2016. ASC No. 2010-29 requires the disclosure of additional information including the amounts of earnings of the acquiree since the acquisition date included in the consolidated income statement, and the revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred at the beginning of the prior annual reporting period (supplemental pro forma information). The disclosure of such information was impractical and is not provided as (1) the acquiree had been integrated into the Company’s operation such that discreet financial information of the acquiree could not be determined, and (2) the financial records of the acquiree were not adequate to allow the preparation of supplemental pro forma information.

4. EARNINGS PER SHARE CALCULATION

The calculation of basic earnings per share (“eps”) and diluted earnings per share is presented below:

	Year Ended June 30
($ in thousands, except per share data)	2016	2015	2014

Numerator for basic and diluted earnings per share
Net income (loss)	$(6,806)	$(1,089)	$27,531
Preferred dividends	(668)	(668)	(668)
Net income (loss) available to common shareholders	$(7,474)	$(1,757)	$26,863

Denominator for basic earnings per share - Weighted average shares outstanding	36,309,047	35,719,211	34,667,769
Effect of dilutive potential common shares	-	-	341,790
Denominator for diluted earnings per share - Adjusted weighted average shares outstanding	36,309,047	35,719,211 #	35,009,559

Basic earnings (loss) per share	$(0.21)	$(0.05)	$0.77

Diluted earnings (loss) per share	$(0.21)	$(0.05)	$0.77

Antidilutive shares excluded from the calculation of diluted earnings per share were 1,168,689, 252,827 and 98,497 for the years ended June 30, 2016, 2015 and 2014, respectively.

USA Technologies, Inc.

Notes to Consolidated Financial Statements

5. FINANCE RECEIVABLES

Finance receivables consist of the following:

	June 30,	June 30,
($ in thousands)	2016	2015

Total finance receivables	$7,306	$4,639
Less current portion	3,588	941
Non-current portion of finance receivables	$3,718	$3,698

Credit quality indicators consist of the following:

Credit Quality Indicators

Credit risk profile based on payment activity:	June 30,	June 30,
	2016	2015
($ in thousands)
Performing	$7,174	$4,619
Nonperforming	132	20
Total	$7,306	$4,639

USA Technologies, Inc.

Notes to Consolidated Financial Statements

5. FINANCE RECEIVABLES (CONTINUED)

Age Analysis of Past Due Finance Receivables

As of June 30, 2016

	31 – 60	61 – 90	Greater than			Total
($ in thousands)	Days Past Due	Days Past Due	90 Days Past Due	Total Past Due	Current	Finance Receivables

QuickStart Leases	$98	$31	$3	$132	$7,174	$7,306

Age Analysis of Past Due Finance Receivables

As of June 30, 2015

	31 – 60	61 – 90	Greater than			Total
($ in thousands)	Days Past Due	Days Past Due	90 Days Past Due	Total Past Due	Current	Finance Receivables

QuickStart Leases	$-	$16	$5	$21	$4,618	$4,639

Finance receivables due for each of the fiscal years following June 30, 2016 are as follows:

($ in thousands)

2017	$3,588
2018	1,246
2019	1,246
2020	944
2021 and beyond	282
$7,306

6. PROPERTY AND EQUIPMENT, net

Property and equipment, at cost, consist of the following:

	Useful	June 30, 2016
($ in thousands)	Lives	Cost	Accumulated Depreciation	Net
Computer equipment and software	3-7 years	$5,506	$(4,374)	$1,132
Property and equipment used for rental program	5 years	26,648	(18,246)	8,402
Furniture and equipment	3-7 years	874	(654)	220
Leasehold improvements	Lesser of life or lease term	575	(564)	11
		$33,603	$(23,838)	$9,765

	Useful	June 30, 2015
($ in thousands)	Lives	Cost	Accumulated Depreciation	Net
Computer equipment and purchased software	3-7 years	$4,670	$(4,017)	$653
Property and equipment used for rental program	5 years	26,469	(14,476)	11,993
Furniture and equipment	3-7 years	723	(572)	151
Leasehold improvements	Lesser of life or lease term	575	(503)	72
		$32,437	$(19,568)	$12,869

USA Technologies, Inc.

Notes to Consolidated Financial Statements

6. PROPERTY AND EQUIPMENT, net (CONTINUED)

Assets under capital leases totaled approximately $2.6 million and $2.1 million as of June 30, 2016 and 2015, respectively. Capital lease amortization of approximately $271 thousand, $349 thousand and $305 thousand, is included in depreciation expense for the years ended June 30, 2016, 2015, and 2014, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

Amortization expense relating to all acquired intangible assets was approximately $87 thousand, $0 and $22 thousand during each of the years ended June 30, 2016, 2015 and 2014, respectively. Intangible asset balances consisted of the following:

	Beginning	Year ended June 30, 2016			Ending
($ in thousands)	Balance	Additions/			Balance	Amortization
	July 1, 2015	Adjustments		Amortization	June 30, 2016	Period
Intangible Assets:
Trademarks - Indefinite	$432	$(432	)(1)	$-	$-	Indefinite
Non-compete agreements	-	2		(1)	1	2 years
Brand	-	95		(16)	79	3 years
Developed technology	-	639		(63)	576	5 years
Customer relationships	-	149		(7)	142	10 years
Total Intangible Assets	$432	$453		$(87)	$798

Goodwill	7,663	4,040		-	11,703	Indefinite

Total Intangible Assets & Goodwill	$8,095	$4,493		$(87)	$12,501

	Beginning	Year ended June 30, 2015		Ending
($ in thousands)	Balance	Additions/		Balance	Amortization
	July 1, 2014	Adjustments	Amortization	June 30, 2015	Period
Intangible assets:
Trademarks - Indefinite	$432	-	-	$432	Indefinite
Total Intangible Assets	$432	$-	$-	$432

Goodwill	7,663	-	-	7,663	Indefinite

Total	$8,095	$-	$-	$8,095

(1)	The Company’s test for impairment of its indefinite-lived trademarks consists of the trademarks: 1) VendingMiser, 2) CoolerMiser, 3) PlugMiser and 4) SnackMiser. As a result of its testing in fiscal years ended June 30, 2015 and 2014 the Company determined that no impairment had occurred. In the testing in fiscal year 2016, the Company determined that the sum of the expected discounted cash flows attributable to the trademarks was less than its carrying value of $432 thousand, and that an impairment write-down was required. The fair value of the trademarks was determined by a method known as “relief from royalty”, in which the fair value is determined by reference to the amount of royalty income the intangible would generate if it were licensed in an arm’s-length transaction. The essential assumptions in a valuation via an income approach are as follows:

USA Technologies, Inc.

Notes to Consolidated Financial Statements

7. GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

•	The related dollar sales volume;
•	The percentage royalty on sales;
•	The adjustment for taxes;
•	The remaining useful economic life;
•	The percentage return on investment; and,
•	The tax amortization benefit.

During the fourth quarter of the fiscal year ended June 30, 2016, the fair value of the trademarks was determined to have inconsequential value based on the “relief from royalty” methodology. This assessment resulted in an impairment write-down during the fourth fiscal quarter of $432 thousand, which is included in “Impairment of intangible asset” in the Consolidated Statement of Operations for the fiscal year ended June 30, 2016.

At June 30, 2016, amortizable intangible asset balances were:

($ in thousands)	Cost	Accumulated Amortization	Net Book Value

Non-compete agreements	$2	$(1)	$1
Brand	95	(16)	$79
Developed Technology	639	(63)	$576
Customer Relationships	149	(7)	$142
	$885	$(87)	$798

There were no amortizable intangible assets at June 30, 2015.

Estimated annual amortization expense for amortizable intangible assets is as follows:

2017	$175
2018	175
2019	159
2020	143
2021	79
Thereafter	67
$798

USA Technologies, Inc.

Notes to Consolidated Financial Statements

8. ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	June 30,
($ in thousands)	2016	2015

Accrued compensation and related sales commissions	$1,268	$673
Accrued professional fees	809	301
Accrued taxes and filing fees	795	505
Advanced customer billings	236	390
Accrued rent	2	75
Accrued other	363	213
	3,473	2,157
Less current portion	(3,458)	(2,108)
	$15	$49

9. LINE OF CREDIT

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

The Company utilized approximately $7.0 million under the Heritage Line of Credit to satisfy the existing Avidbank Line of Credit and related Term Loan, and approximately $80 thousand under the Heritage Line of Credit to pay closing fees, recorded as a debt discount, of Heritage Bank. The amount of advances remaining available to the Company under the Heritage Line of Credit as of June 30, 2016 was approximately $4.8 million.

The Heritage Loan Documents provide that the aggregate amount of advances under the Heritage Line of Credit shall not exceed the lesser of (i) $12.0 million, or (ii) eighty-five percent (85%) of license and transaction fee revenue (as is reflected as such in the Company’s consolidated statement of operations) for the preceding three (3) calendar months.

USA Technologies, Inc.

Notes to Consolidated Financial Statements

9. LINE OF CREDIT (CONTINUED)

The outstanding daily balance of the amounts advanced under the Heritage Line of Credit will bear interest at 2.25% above the prime rate as published from time to time in The Wall Street Journal. At June 30, 2016, this prime rate was 3.50%. Interest is payable by the Company to Heritage Bank on a monthly basis.

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

The Heritage Loan Documents contain customary representations and warranties and affirmative and negative covenants applicable to the Company. The Heritage Loan Documents also require the Company to achieve a minimum Adjusted EBITDA, as defined in the Heritage Loan Documents, measured on a quarterly basis. The Heritage Loan Documents also require that the number of the Company’s connections as of the end of each fiscal quarter shall not decrease by more than five percent as compared to the number of the Company’s connections as of the end of the immediately prior fiscal quarter. As of June 30, 2016, the Company was not in compliance with the minimum Adjusted EBITDA provision of the debt covenant. The Company received a waiver from its bank for the covenant default.

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

The fair value of the warrants of $52 thousand was charged against the current obligation under the line of credit and amortized as interest expense on a straight-line basis over 12 months. The Black-Sholes method was used to calculate fair value of the warrants.

The balance due on the Heritage line of credit was $7.2 million at June 30, 2016 and the balance due on the Avidbank line of credit was $4.0 million at June 30, 2015. As of June 30, 2016, $4.8 million was available under our line of credit.

	For year ended
($ in thousands)	June 30,
	2016	2015
Principal balance at period-end	$7,217	$4,000
Unamortized discount	(98)	-
Line of credit, net	$7,119	$4,000
Maximum amount outstanding at any month end	$7,217	$5,000
Average balance outstanding during the period	$4,959	$4,100
Weighted-average interest rate:
As of the period-end	5.8%	5.3%
Paid during the period	5.5%	5.3%

Interest expense on the Line of Credit was approximately $260 thousand, $211 thousand and $221 thousand during each of the years ended June 30, 2016, 2015 and 2014 respectively.

USA Technologies, Inc.

Notes to Consolidated Financial Statements

10. LONG-TERM DEBT

ASSIGNMENT OF QUICKSTART LEASES

In February and May 2015, the Company assigned its interest in certain finance receivables (various 60 month QuickStart leases) to third-party finance companies in exchange for cash and the assumption of financing obligations in the aggregate of $1.8 million and $304 thousand, respectively. These assignment transactions contain recourse provisions for the Company which requires the proceeds from the assignment to be treated as long-term debt. The financing obligations range in rate from 9.4% to 9.5%.

CAPITAL LEASE OBLIGATIONS

The Company periodically enters into capital lease obligations to finance certain office and network equipment for use in its daily operations. During the year periods ended June 30, 2016, 2015 and 2014, the Company entered into capital lease obligations of $444 thousand, $108 thousand and $325 thousand, respectively. The interest rates on these obligations ranged from approximately 5.6% to 9.0%. The lease terms range from 2 to 5 years. The value of the acquired equipment is included in property and equipment and depreciated over the applicable estimated useful lives accordingly.

The balance of long-term debt as of June 30, 2016 and June 30, 2015 are shown in the table below.

	June 30,	June 30,
($ in thousands)	2016	2015

Assignment of QuickStart Leases	$1,600	$1,994
Capital lease obligations	605	338
	$2,205	$2,332
Less current portion	629	478
	$1,576	$1,854

 The maturities of long-term debt for each of the fiscal years following June 30, 2016 are as follows:

($ in thousands)

2017	$629
2018	625
2019	588
2020	358
2021	5
$2,205

USA Technologies, Inc.

Notes to Consolidated Financial Statements

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the fair value hierarchy described in Note 2, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of June 30, 2016 and 2015:

($ in thousands)
June 30, 2016	Level 1	Level 2	Level 3	Total

Common stock warrant liability, 2.2 million warrants exercisable at $2.6058 from September 17, 2011 through September 17, 2016	$-	$-	$3,739	$3,739

June 30, 2015	Level 1	Level 2	Level 3	Total

Common stock warrant liability, 3.9 million warrants exercisable at $2.6058 from September 17, 2011 through September 17, 2016	$-	$-	$978	$978

As of June 30, 2016 and June 30, 2015, the Company held no Level 1 or Level 2 financial instruments.

As of June 30, 2016 and 2015 fair values of the Company’s Level 3 financial instrument totaled $3,739 million and $978 thousand for 2.2 million and 3.9 million warrants, respectively. The level 3 financial instrument consists of common stock warrants issued by the company in March 2011, which include features requiring liability treatment of the warrants. The fair value of warrants issued March 2011 to purchase shares of the Company's common stock is based on valuations performed by an independent third party valuation firm. The fair value was determined using proprietary valuation models using the quality of the underlying securities of the warrants, restrictions on the warrants and security underlying the warrants, time restrictions and precedent sale transactions completed on the secondary market or in other private transactions. There were no transfer of assets or liabilities between level 1, level 2, or level 3 during the years ended June 30, 2016 and 2015.

	For Year Ended
($ in thousands)	June 30,
	2016	2015

Beginning balance	$(978)	$(585)
Increase due to change in fair value of warrant liabilities	(5,674)	(393)
Reduction due to warrant exercises	2,913	-
Ending balance	$(3,739)	$(978)

12. WARRANTS

All warrants outstanding as of June 30, 2016 were exercisable. The following table shows exercise prices and expiration dates for warrants outstanding as of June 30, 2016:

	Exercise
Warrants	Price	Expiration
Outstanding	Per Share	Date
2,376,675	$2.61	September 18, 2016
45,000	$2.10	December 31, 2017
23,978	$5.00	March 29, 2021
2,445,653

USA Technologies, Inc.

Notes to Consolidated Financial Statements

12. WARRANTS (CONTINUED)

Warrant activity for the years ended June 30, 2016, 2015, and 2014 was as follows:

Warrants
Outstanding at June 30, 2013	7,361,708
Issued	-
Exercised	(2,090,226)
Expired	(962,482)
Outstanding at June 30, 2014	4,309,000
Issued	-
Exercised	-
Expired	-
Outstanding at June 30, 2015	4,309,000
Issued	23,978
Exercised	(1,887,325)
Expired	-
Outstanding at June 30, 2016	2,445,653

On May 12, 2010, in conjunction with a public offering, the Company issued warrants to purchase 2.8 million shares of Common Stock, exercisable at $1.13 per share at any time prior to December 31, 2013. During the year ended June 30, 2014, 2.1 million of these warrants were exercised at $1.13 per share for cash proceeds of $2.4 million. Warrants to purchase 59 thousand shares of Common Stock expired unexercised on December 31, 2013.

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

On March 17, 2011, in conjunction with a private placement offering the Company issued warrants to purchase up to 4.3 million shares of Common Stock, exercisable at $2.6058 per share. The 4.3 million warrants are exercisable from September 18, 2011 through September 17, 2016. During the year ended June 30, 2016, approximately 1.9 million warrants were exercised under this offering for cash proceeds of approximately $4.92 million. The balance of exercisable warrants as of June 30, 2016 is 2.4 million.

3.9 million of the warrants issued under this private placement offering contain a provision that if a Fundamental Transaction occurs, notably a change in control, the warrant holder may require the Company to pay the Black-Scholes calculated value of the then unexercised warrant to the warrant holder in cash. As such the Company has recorded a liability of $3.7 million and $978 thousand at June 30, 2016 and 2015, respectively, for the estimated fair value of the warrants in its Consolidated Balance Sheet (see Note 11-Fair Value of Financial Instruments). Period to period changes in the fair value of these warrants are reflected through income.

In conjunction with the Loan and Security agreement (Note 9 – Line of Credit) and as a condition of the Bank entering into the First Amendment, the Company issued to the Bank warrants to purchase up to 45 thousand shares of Common Stock of the Company. The warrants are exercisable at any time prior to December 31, 2017 at an exercise price of $2.10 per share. Upon issuance, the fair value of the warrants was $55 thousand using a Black Scholes model, which was recorded as prepaid interest and included in other assets on the Consolidated Balance Sheet, and was amortized as non-cash interest expense over the remaining term of the Line of Credit as amended in January 2013. Non-cash interest of $2 thousand was recognized for the year ended June 30, 2014 relating to these warrants. As of June 30, 2016 none of these warrants have been exercised.

On March 29, 2016, the Company entered into a Loan and Security Agreement with a secondary bank (Note 9 – Line of Credit), providing a secured asset-based revolving line of credit in an amount of up to $12 million. In conjunction with the Loan and Security Agreement the company issued to the bank warrants to purchase up to 24 thousand shares of Common Stock of the Company. The warrants are exercisable at any time prior to March 29, 2021 at an exercise price of $5.00 per share. At the time of issuance the fair value of the warrants was estimated at $52 thousand using a Black Scholes model. This was recorded as a contra -debt item and is included in the line of credit on the Consolidated Balance Sheet, and is being amortized as a non-cash interest expense over the remaining term of the Line of Credit. Non-cash interest expense of $13 thousand has been recognized for the year ending June 30, 2016 related to this warrant.

13. INCOME TAXES

The Company has significant deferred tax assets, a substantial amount of which result from operating loss carryforwards. The Company routinely evaluates its ability to realize the benefits of these assets to determine whether it is more likely than not that such benefit will be realized. In periods prior to the year ended June 30, 2014, the Company’s evaluation of its ability to realize the benefit from its deferred tax assets resulted in a full valuation allowance against such assets. Based upon earnings performance that the Company had achieved along with the belief that such performance will continue into future years, the Company determined during the year ended June 30, 2014 that it was more likely than not that a substantial portion of its deferred tax assets would be realized with approximately $64 million of its operating loss carryforwards being utilized to offset corresponding future years’ taxable income resulting in a reduction in its valuation allowances recorded in prior years.

USA Technologies, Inc.

Notes to Consolidated Financial Statements

13. INCOME TAXES (CONTINUED)

In addition to considering recent periods’ performance, the evaluation of the amount of deferred tax assets expected to be realized involves forecasting the amount of taxable income that will be generated in future years. The number of connections added in a service year is a key metric which, in the Company’s recurring revenue service model, becomes an important ingredient in driving future growth and earnings. The Company has forecasted future results using estimates that management believes to be achievable. With respect to its forecasts, the Company also has taken into account several industry analysts who have projected that demand for technology and services similar to the Company’s will continue to grow in the markets the Company serves.

If in future periods the Company demonstrates its ability to grow taxable income in excess of the forecasts it has used, it will re-evaluate the need to keep some, or all, of the remaining valuation allowances of approximately $23 million on its deferred tax assets.

The benefit (provision) for income taxes for the years ended June 30, 2016, 2015 and 2014 is comprised of the following:

($ in thousands)	2016	2015	2014
Current:
Federal	$(7)	$(58)	$(21)
State	(38)	(6)	-
	(45)	(64)	(21)

Deferred:
Federal	407	365	20,970
State	253	(590)	6,306
	660	(225)	27,276

	$615	$(289)	$27,255

The provision for income taxes for the year ended June 30, 2015 includes $396 thousand for the state and federal income tax effects of a decrease in the applicable state tax rate used to tax effect deferred tax assets caused by a state income tax law change.

A reconciliation of the benefit (provision) for income taxes for the years ended June 30, 2016, 2015 and 2014 to the indicated benefit (provision) based on income (loss) before benefit (provision) for income taxes at the federal statutory rate of 34% is as follows:

($ in thousands)	2016		2015	2014

Indicated benefit (provision) at federal statutory rate of 34%	$2,523		$272	$(94)
Effects of permanent differences	(2,040	)(A)	(215)	(8)
State income taxes, net of federal benefit	199		(410)	(18)
Income tax credits	70		40	-
Changes related to prior years	-		187	-
Changes in valuation allowances	(137)		(163)	27,375
	$615		$(289)	$27,255

(A)	Increase in the effects of permanent differences due to the tax effect of the change in fair value of warrant liabilities in 2016

USA Technologies, Inc.

Notes to Consolidated Financial Statements

13. INCOME TAXES (CONTINUED)

At June 30, 2016 the Company had federal operating loss carryforwards of approximately $162 million to offset future taxable income expiring through approximately 2036. The timing and extent to which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations (i.e. IRS Code Section 382). The changes in ownership limitations under IRS Code Section 382 have had the effect of limiting the maximum amount of operating loss carryforwards as of June 30, 2016 available for use to offset future years’ taxable income to approximately $124 million. Those operating loss carryforwards start to expire June 30, 2022.

The net deferred tax assets arose primarily from net operating loss carryforwards, as well as the use of different accounting methods for financial statement and income tax reporting purposes as follows:

	June 30,
($ in thousands)	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$46,691	$46,919
Asset reserves	1,713	792
Deferred research and development costs	1,356	1,009
Intangibles	539	606
Deferred gain on assets under sale-leaseback transaction	331	632
Stock-based compensation	377	224
Other	379	437
	51,386	50,619
Deferred tax liabilities:
Fixed assets	(528)	(492)
Intangibles and goodwill	-	(84)
Deferred tax assets, net	50,858	50,043
Valuation allowance	(23,134)	(22,997)
Deferred tax assets (liabilties), net of allowance	27,724	27,046

Less current portion	2,271	1,258
Deferred tax assets (liabilties), non-current	$25,453	$25,788

14. STOCK BASED COMPENSATION PLANS

The Company has three active stock based compensation plans at June 30, 2016 as shown in the table below:

Date Approved	Name of Plan	Type of Plan	Authorized Shares
June 2013	2013 Stock Incentive Plan	Stock	500,000
June 2014	2014 Stock Option Incentive Plan	Stock Options	750,000
June 2015	2015 Equity Incentive Plan	Stock & Stock Options	1,250,000
			2,500,000

USA Technologies, Inc.

Notes to Consolidated Financial Statements

14. STOCK BASED COMPENSATION PLANS (CONTINUED)

As of June 30, 2016, the Company had reserved shares of Common Stock for future issuance for the following:

Exercise of Common Stock Warrants	2,445,653
Conversions of Preferred Stock and cumulative Preferred Stock dividends	99,999
Issuance under 2013 Stock Incentive Plan	162,330
Issuance under 2014 Stock Option Incentive Plan	737,215
Issuance under 2015 Stock Incentive Plan	1,250,000
Issuance to former Chief Executive Officer upon the occurrence of a USA Transaction	140,000
Total shares reserved for future issuance	4,835,197

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

	Year Ended	Year ended	Year ended
	June 30, 2016	June 30, 2015	June 30, 2014
Expected volatility	59-66%	78-79%	79%
Expected life	4.5 years	7 years	7 years
Expected dividends	0.00%	0.00%	0.00%
Risk-free interest rate	1.46-1.49%	1.59-2.04%	2.22%

The 2014 Stock Option Incentive Plan was approved in June 2014 therefore there was no stock based compensation expense related to stock options for the years ended June 30, 2014. Stock based compensation related to stock options for the years ended June 30, 2016 and June 30, 2015 was $338 and $370 thousand respectively. Unrecognized compensation related to stock option grants as of June 30, 2016 and June 30, 2015 was $167 thousand and $297 thousand respectively.

The following table provides information about outstanding options:

	For the Twelve Months Ended June 30,
	2016		2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding options, beginning of period	538,888	$1.32	120,000	$1.49	-	-
Granted	199,586	$1.63	438,888	$1.30	120,000	$1.49
Forfeited	(95,000)	$1.80	(20,000)	$1.49	-	-
Excercised	(33,333)	$1.27
Outstanding options, end of period	610,141	$1.35	538,888	$1.33	120,000	$1.49

The following table provides information related to options as of June 30, 2016:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Remaining Contractual Life	Shares Exercisable	Remaining Contractual Life	Weighted Average Exercise Price
$1.62 to $1.68	75,000	5.51	25,002	5.51	1.65
$1.80	295,555	5.16	195,555	5.16	1.8
$2.05	100,000	4.97	66,670	4.97	2.05
$2.09	10,000	5.58	3,333	5.58	2.09
$2.75	25,000	5.77	8,333	5.77	2.75
$2.94	75,000	6.53	-	-	-
$3.38	29,586	6.06	-	-	-
	610,141	5.42	298,893	5.17	1.87

The following table provides information about unvested options:

	For the Twelve Months Ended June 30,
	2016		2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested options, beginning of period	505,553	$1.32	120,000	$1.49	-	-
Granted	199,586	$1.63	438,888	$1.30	120,000	$1.49
Vested	(298,891)	$1.31	(33,335)	$1.49	-	-
Forfeited	(95,000)	$1.80	(20,000)	$1.49	-	-
Unvested options, end of period	311,248	$1.39	505,553	$1.32	120,000	$1.49

USA Technologies, Inc.

Notes to Consolidated Financial Statements

14. STOCK BASED COMPENSATION PLANS (CONTINUED)

The following table provides information about options outstanding and exercisable options:

	As of June 30,
	2016		2015		2014
	Options Outstanding	Exercisable Options	Options Outstanding	Exercisable Options	Options Outstanding	Exercisable Options
Number	610,141	298,893	538,888	33,335	120,000	-
Weighted average exercise price	$2.07	$1.87	$1.86	$2.05	$2.05	-
Aggregate intrinsic value	$1,341,828	$717,343	$451,177	$21,668	$7,200	-
Weighted average contractual term	$5.42	5.17	6.21	5.97	6.97	-
Share price as of June 30	$4.27	$4.27	$2.70	$2.70	$2.11	$2.11

STOCK GRANTS

A summary of the status of the Company’s nonvested common shares as of June 30, 2016, 2015, and 2014, and changes during the years then ended is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Nonvested at June 30, 2013	97,146	$1.52
Granted	10,000	2.17
Vested	(55,001)	1.62
Forfeited, Director changes	(3,334)	0.94
Forfeited, Employee shares not earned	(5,000)	1.52
Nonvested at June 30, 2014	43,811	$1.59
Granted	155,927	2.00
Vested	(181,134)	1.89
Nonvested at June 30, 2015	18,604	$1.88
Granted	131,558	3.04
Vested	(21,664)	2.70
Nonvested at June 30, 2016	128,498	$2.97

USA Technologies, Inc.

Notes to Consolidated Financial Statements

15. PREFERRED STOCK

The authorized Preferred Stock may be issued from time to time in one or more series, each series with such rights, preferences or restrictions as determined by the Board of Directors. As of June 30, 2016 each share of Series A Preferred Stock is convertible into 0.194 of a share of Common Stock and each share of Series A Preferred Stock is entitled to 0.194 of a vote on all matters on which the holders of Common Stock are entitled to vote. Series A Preferred Stock provides for an annual cumulative dividend of $1.50 per share, payable when, and if declared by the Board of Directors, to the shareholders of record in equal parts on February 1 and August 1 of each year. Any and all accumulated and unpaid cash dividends on the Series A Preferred Stock must be declared and paid prior to the declaration and payment of any dividends on the Common Stock.

The Series A Preferred Stock may be called for redemption at the option of the Board of Directors for a price of $11.00 per share plus payment of all accrued and unpaid dividends. No such redemption has occurred as of June 30, 2016. In the event of any liquidation as defined in the Company’s Articles of Incorporation, the holders of shares of Series A Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders. The Series A Preferred Stock liquidation preference as of June 30, 2016 and 2015 is as follows:

($ in thousands)	June 30,	June 30,
	2016	2015

For Shares outstanding at $10.00 per share	$4,451	$4,451
Cumulative unpaid dividends	13,657	12,989
	$18,108	$17,440

Cumulative unpaid dividends are convertible into common shares at $1,000 per common share at the option of the shareholder. During the years ended June 30, 2016, 2015 and 2014, no shares of Preferred Stock nor cumulative preferred dividends were converted into shares of common stock.

16. RETIREMENT PLAN

The Company’s 401(k) Plan (the “Retirement Plan”) allows employees who have completed six months of service to make voluntary contributions up to a maximum of 100% of their annual compensation, as defined in the Retirement Plan. The Company may, in its discretion, make a matching contribution, a profit sharing contribution, a qualified non-elective contribution, and/or a safe harbor 401(k) contribution to the Retirement Plan. The Company must make an annual election, at the beginning of the plan year, as to whether it will make a safe harbor contribution to the plan. In fiscal years 2016, 2015 and 2014, the Company elected and made a safe harbor matching contributions of 100% of the participant’s first 3% and 50% of the next 2% of compensation deferred into the Retirement Plan. The Company’s safe harbor contributions for the years ended June 30, 2016, 2015 and 2014 approximated $189 thousand, $192 thousand and $168 thousand, respectively.

17. RELATED PARTY TRANSACTIONS

There were no related party transactions during the years ended June 30, 2016, 2015 and 2014.

18. COMMITMENTS AND CONTINGENCIES

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

18. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Upon the completion of the sales, the Company computed gains on the sale of its ePort equipment as follows:

($ in thousands)	Year ended June 30,
2015
Rental equipment sold, cost	$3,873
Rental equipment sold, accumulated depreciation upon sale	(331)
Rental equipment sold, net book value	3,542
Proceeds from sale	4,994
Gain on sale of rental equipment	$1,452

In accordance with the FASB topic ASC 840-40, “Sale Leaseback Transactions”, any gain shall be deferred and shall be amortized in proportion to the related gross rental charged to expense over the lease term. The computed gain on the sale will be recognized ratably over the 36 month term and charged as a reduction to the Company’s JumpStart rent expense included in costs of services in the Company’s Consolidated Statement of Operations. For the years ended June 30, 2016 and 2015 the Company recognized gains as follows:

($ in thousands)	Year ended June 30,
	2016	2015
Beginning balance	$1,760	$1,142
Gain on sale of rental equipment	-	1,452
Recognition of deferred gain	(860)	(834)
Ending balance	900	1,760
Less current portion	860	860
Non-current portion of deferred gain	$40	$900

USA Technologies, Inc.

Notes to Consolidated Financial Statements

18. COMMITMENTS AND CONTINGENCIES (CONTINUED)

OTHER LEASES

Other lease commitments include leases for its operations from various facilities. The Company leases space located in Malvern, Pennsylvania for its principal executive office and used for general administrative functions, sales activities, product development, and customer support. In April 2016, the Company entered into a Third Amendment to Office Space Lease (the “Third Amendment”) which amended certain terms of its existing lease (the “Lease”) for its Malvern, Pennsylvania executive offices consisting of approximately 17,249 square feet located on the first floor of the building (the “Current Premises”). The Third Amendment provides that the Company will relocate from the Current Premises to new offices located on the third floor of the building (the “New Offices”) consisting of approximately 17,689 square feet. Substantially all of the improvements to the New Offices will be constructed by the landlord at the landlord’s cost and expense. When the New Offices are substantially completed, the Company would relocate from the Current Premises to the New Premises (the “New Premises Commencement Date”). The Third Amendment provides that the term of the Lease is extended from the prior expiration date of April 30, 2016 until seven years following July 1, 2016 (the” New Premises Commencement Date”). The Company’s monthly base rent for the Premises will increase from approximately $32 thousand to $36 thousand on the New Premises Commencement Date, and will increase each year thereafter up to a maximum monthly base rent of approximately $41 thousand. The Third Amendment also grants to the Company the option to extend the term of the Lease for an additional five year period with a minimum of one year advance notice prior to the expiration of the initial term, and provides certain rights of first offer on additional space located on the third floor of the building. The straight-line rent expense for this office is approximately $38 thousand per month for the duration of the lease.

The Company leases space in Malvern, Pennsylvania for its product warehousing and shipping support. In March 2016, the Company extended its lease from March 1, 2016 through February 29, 2019. The lease includes monthly rental payments of $5 thousand. Beginning in March 2016 the straight-line rent expense for this operations site is approximately $5 thousand per month for the duration of the lease period.

The Company leases space in Portland, Oregon related to its VendScreen acquisition. The current lease consists of approximately 9,319 square feet. The lease includes monthly rental payments of $20 thousand and will terminate on September 30, 2016. The Company is currently negotiating a new lease for space related to this facility.

Rent expense under operating leases was approximately $479 thousand, $354 thousand and $372 thousand during the years ended June 30, 2016, 2015, and 2014, respectively.

SUMMARY OF LEASE OBLIGATIONS

Future minimum lease payments for fiscal years subsequent to June 30, 2016 under non-cancellable operating leases and capital leases are as follows:

	Operating Leases	Other Operating	Total Operating	Capital
($ in thousands)	from Sale Leaseback	Leases	Leases	Leases

2017	$2,641	$552	$3,193	$299
2018	138	503	641	236
2019	-	498	498	142
2020	-	459	459	-
2021	-	468	468	-
Thereafter	-	963	963	-
Total minimum lease payments	$2,779	$3,443	$6,222	$677
Less Amount Representing interest				72
Present Value of net minimum lease payments				605
Less Current obligations under capital leases				255
Obligations under capital leases, less current portion				$350

USA Technologies, Inc.

Notes to Consolidated Financial Statements

18. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION

As previously reported, on October 1, 2015, a purported class action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company and its executive officers alleging violations under the Securities Exchange Act of 1934. On December 15, 2015, the court appointed a lead plaintiff, and on January 18, 2016, the plaintiff filed an amended complaint that set forth the same causes of action and requested substantially the same relief as the original complaint. On February 1, 2016, the Company filed a motion to dismiss the amended complaint. On April 11, 2016, the Court held oral argument on the Company’s motion, and on April 14, 2016, the Court issued an order granting the Company’s motion to dismiss the amended complaint without leave to amend. On May 13, 2016, the plaintiff appealed the Court’s order to the United States Court of Appeals for the Third Circuit.

On August 16, 2016, the plaintiff filed a Motion For Relief From Final Judgment with the District Court seeking an order modifying the District Court’s April 14, 2016 order dismissing the complaint, and permitting the plaintiff to now file an amended complaint due to alleged newly discovered evidence. By Order dated September 6, 2016, the District Court found that the Motion raised a substantial issue, and directed the plaintiff to notify the Court of Appeals thereof. On September 7, 2016, the plaintiff so notified the Court of Appeals. It is anticipated that the Court of Appeals will remand the case to the District Court pending the District Court’s ruling on the Motion. The Company’s response to the Motion is due by no later than September 15, 2016. The Company believes that the Motion has no merit and intends to vigorously oppose the Motion.

By letter dated December 7, 2015, a purported shareholder of the Company demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s current and former officers and directors for breach of fiduciary duties in connection with the material weakness in its internal controls over financial reporting which were more fully described in the Company’s Form 10-K for the fiscal year ended June 30, 2015 (the “2015 Form 10-K”). In response to the demand letter, the Board of Directors formed a special litigation committee (“the SLC”) consisting of Joel Brooks and William Reilly, Jr., in order to investigate and evaluate the demand letter. On June 1, 2016, and before the SLC had concluded its investigation, the purported shareholder filed a purported derivative action on behalf of the Company in the Chester County, Pennsylvania, Court of Common Pleas, against certain current and former officers and Directors. The complaint alleges that the defendants breached their fiduciary duties relating to the material weakness in internal controls reported in the 2015 Form 10-K. The complaint seeks unspecified damages against the defendants and certain equitable relief. On July 15, 2016 the SLC issued its report (the “SLC Report”) which, among other things, concluded that the none of the current or former officers or Directors had breached their fiduciary duties, that it was not in the best interests of the Company to pursue the pending shareholder derivative action, and that the Company request the Court to dismiss the action in its entirety. On August 1, 2016, the Board of Directors of the Company adopted all of the conclusions and recommendations set forth in the SLC Report. On August 16, 2016, the Company filed with the Court a Motion to Dismiss the shareholder derivative complaint. As of the date hereof, the court has not ruled on the Motion to Dismiss.

The ultimate outcome of these matters cannot be determined at this time. The Company believes that it has meritorious defenses to such claims and is defending them vigorously, and has not recorded a provision for the ultimate outcome of these matters in its financial statements.

USA Technologies, Inc.

Notes to Consolidated Financial Statements

19. REVISIONS OF PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included in this Form 10-K reflect additional shares of common stock and preferred stock that had been issued and outstanding in prior periods but were not reflected as such in previous consolidated financial statements. The additional shares primarily consisted of unvested shares of common stock awarded to officers and directors pursuant to the Company’s equity compensation plans.

The Consolidated Statement of Shareholders’ Equity has been adjusted to reflect these additional common and preferred shares as of June 30, 2013. The June 30, 2015 Consolidated Balance Sheet has also been adjusted to reflect these additional shares; and the liquidation preference of preferred stock as of such date has been increased by $85 thousand.

The cumulative preferred dividends and the basic and diluted weighted average number of common shares outstanding in the Consolidated Statements of Operations for the fiscal years ended June 30, 2015 and 2014 have also been adjusted. The foregoing adjustments in basic and diluted weighted common shares outstanding did not affect the previously reported net income (loss) per common share-basic or diluted for the fiscal year ended June 30, 2015. For the fiscal year ended June 30, 2014 net income per common share-basic and diluted decreased from $.78 to $.77.

Revised Consolidated Statements of Operations

($ in thousands)	Year ended June 30, 2014
	As previously reported	Adjustment	As Revised

Cumulative preferred dividends	$(664)	$(4)	$(668)

Net income (loss) applicable to common shares	$26,867	$(4)	$26,863

Net earnings (loss) per common share basic	$0.78	$(0.01)	$0.77

Net earnings (loss) per common share diluted	$0.78	$(0.01)	$0.77

Basic weighted average number of common shares outstanding	34,613,497	54,272	34,667,769

Diluted weighted average number of common shares outstanding	34,613,497	396,062	35,009,559

($ in thousands)	Year ended June 30, 2015
	As previously reported	Adjustment	As Revised

Cumulative preferred dividends	$(664)	$(4)	$(668)

Net income (loss) applicable to common shares	$(1,753)	$(4)	$(1,757)

Basic and diluted weighted average number of common shares outstanding	35,663,386	55,825	35,719,211

Revised Consolidated Statements of Equity

($ in thousands)	Year ended June 30, 2014
Common Shares	As previously reported	Adjustment	As Revised

Stock based compensation
2010 Stock Incentive Plan	6,668	(3,334)	3,334

2011 Stock Incentive Plan	51,667	(51,667)	-

2012 Stock Incentive Plan	-	158,505	158,505

2013 Stock Incentive Plan	131,203	(75,393)	55,810

Retirement of common stock	(49,311)	(3,334)	(52,645)

Balance June 30, 2014	35,514,685	87,438	35,602,123

	Year ended June 30, 2015
Common Shares	As previously reported	Adjustment	As Revised

Stock based compensation
2011 Stock Incentive Plan	10,002	(10,002)	-

2012 Stock Incentive Plan	88,991	(55,293)	33,698

2013 Stock Incentive Plan	165,463	(5,722)	159,741

2014 Stock Incentive Plan	-	-	-

Retirement of common stock	(31,899)	-	(31,899)

Balance June 30, 2015	35,747,242	16,421	35,763,663

USA Technologies, Inc.

Notes to Consolidated Financial Statements

20. UNAUDITED QUARTERLY DATA

	UNAUDITED
YEAR ENDED JUNE 30, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Revenues	$16,600	$18,503	$20,361	$21,944	$77,408

Gross profit	$5,047	$5,483	$5,672	$5,783	$21,985

Operating income (loss)	$112	$594	$(595)	$(1,578)	$(1,467)

Net income (loss)	$360	$(874)	$(5,420)	$(872)	$(6,806)

Cumulative preferred dividends	$(334)	$-	$(334)	$-	$(668)

Net income (loss) applicable to common shares	$26	$(874)	$(5,754)	$(872)	$(7,474)

Net earnings (loss) per common share:
Basic	$0.00	$(0.02)	$(0.16)	$(0.02)	$(0.21)

Diluted	$0.00	$(0.02)	$(0.16)	$(0.02)	$(0.21)

Weighted average number of common shares outstanding:
Basic	35,848,395	35,909,933	36,161,626	37,325,681	36,309,047

Diluted	36,487,879	35,909,933	36,161,626	37,325,681	36,309,047

	UNAUDITED
YEAR ENDED JUNE 30, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Revenues	$12,253	$12,821	$15,358	$17,645	$58,077

Gross profit	$3,135	$3,733	$5,146	$4,809	$16,823

Operating income (loss)	$(667)	$51	$731	$(355)	$(240)

Net income (loss)	$(61)	$(261)	$(567)	$(200)	$(1,089)

Cumulative preferred dividends	$(334)	$-	$(334)	$-	$(668)

Net income (loss) applicable to common shares	$(395)	$(261)	$(901)	$(200)	$(1,757)

Net earnings (loss) per common share
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.01)	$(0.05)

Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)	$(0.05)

Weighted average number of common shares outstanding:
Basic	35,651,732	35,716,848	35,747,979	35,761,370	35,719,211

Diluted	35,651,732	35,716,848	35,747,979	36,206,934	35,719,211

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2016. Based on this evaluation, they conclude that because of the material weakness in our internal control over financial reporting discussed below, the disclosure controls and procedures were not effective as required under Rule 13a-15(e) under the Securities Exchange Act of 1934. Disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process affected by the Company’s management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles.

In designing and evaluating our internal controls and procedures, our management recognized that internal controls and procedures, no matter how well conceived and operated, can provide only a reasonable, not absolute, assurance that the objectives of the internal controls and procedures are met. In addition, any evaluation of the effectiveness of internal controls over financial reporting in future periods is subject to risk that those internal controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission’s 2013 Internal Control—Integrated Framework. Based on its assessment, management identified control deficiencies, including three significant deficiencies, in the design or operating effectiveness of the Company’s internal control over financial reporting, which when aggregated, represent a material weakness in internal control. The significant deficiencies included that the operation of an existing control did not result in timely resolution of account receivable aging issues; the design of certain of our internal controls allowed for errors or omissions in the accrual process; and one operational control did not identify certain merchant receivables as one of the critical accounts to be audited on a monthly basis.

We are committed to remediating the control deficiencies that gave rise to the material weakness. These internal controls are being evaluated by management, and will be adjusted appropriately as soon as is practical.

RSM US LLP, the Company’s independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein. Due to its increased market capitalization, this is the first fiscal year that the Company's internal control over financial reporting has been subject to audit by our independent registered public accounting firm.

(c) Changes in internal control over financial reporting.

There have been no changes during the quarter ended June 30, 2016 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our Directors and executive officers, on August 25, 2016, together with their ages and business backgrounds were as follows:

Name	Age	Position(s) Held
Steven D. Barnhart (2)(3)	54	Director
Joel Brooks (1)	57	Director
Stephen P. Herbert	53	Chief Executive Officer, Chairman of the Board of Directors
Michael K. Lawlor	55	Chief Services Officer
Leland P. Maxwell	69	Interim Chief Financial Officer
Robert L. Metzger (1)	48	Director
Albin F. Moschner (3)	63	Director
William J. Reilly, Jr. (1)(4)	67	Director
William J. Schoch (4)	51	Director

(1) Member of Audit Committee

(2) Lead independent director

(3) Member of Compensation Committee

(4) Member of Nominating and Corporate Governance Committee

Each member of the Board of Directors will hold office until the 2017 annual shareholders’ meeting and until his successor has been elected and qualified.

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

Michael K. Lawlor has been our Chief Services Officer since March 8, 2016, in which role he oversees the Company’s ePort Connect Service, including delivery to customers of the ePort Connect suite of cashless payment, consumer engagement, loyalty and telemetry services, customer service and support, premium support services, Knowledge Base, and strategic partner development. Prior to his role as CSO, Mr. Lawlor was senior vice president of sales and business development at the Company. Since joining the Company in 1996, Mr. Lawlor has provided senior leadership driving innovative sales programs, national strategic partnerships and the development of an expanded suite of electronic payment services. Prior to joining the Company, he worked for Pepsi Cola Co., a division of PepsiCo, managing the retail, restaurant and vending business sectors with regional and national positions that spanned several functions including sales, operations, and sales management in the Dallas and Houston, Texas, markets. He was also a national accounts sales manager on the Pepsi Cola national food service team, responsible for corporate and franchise relationships, with multiple national restaurant chains. Mr. Lawlor graduated with a Bachelor of Business Administration degree from the University of Texas, Arlington, in 1986.

Leland P. Maxwell has been our Interim Chief Financial Officer since January 28, 2016. Since 2004, he has been the principal of Maxwell Consulting, LLC, providing part time CFO services to diverse industries. From July 2003 until April 2004, Mr. Maxwell served as the CFO of Nurture, Inc., a manufacturer of nutritional supplements. From February 1997 until June 2003, Mr. Maxwell served as CFO and Treasurer of the Company. Mr. Maxwell is a certified public accountant and a certified valuation analyst. He is also Board Chair and co-founder of the DMAX Foundation, a Pennsylvania nonprofit organization founded in 2013, which focuses on mental health issues faced by youth. Mr. Maxwell received a Master of Business Administration in finance and accounting from The Wharton School at The University of Pennsylvania and a Bachelors of Art degree from Williams College.

Robert L. Metzger joined the Board of Directors of the Company in March 2016. He has served as the Director of the Investment Banking Academy at the University of Illinois at Urbana-Champaign College of Business since August 2015, and as a lecturer in the Department of Finance since August 2015. He has served as a member of the Audit Committee and the Board of Directors of WageWorks, Inc. since February 2016. Mr. Metzger was a Partner at William Blair & Company from January 2005 to December 2015 after joining the firm in 1999. He served as the head of the Technology group between January 2011 and January 2015 and of the Financial Services Investment Banking Group between April 2007 and December 2015. He also acted as Chairman of the firm’s Audit Committee from January 2013 to December 2015. Prior to joining William Blair & Company, he worked in the Investment Banking Division of ABN AMRO Incorporated from 1997 to 1999, in the Financial Institutions Group at A.T. Kearney, Inc. from 1995 to 1997, and in Audit and Audit Advisory Services at Price Waterhouse from 1990 to 1994. Mr. Metzger graduated with a Masters in Business Administration with concentrations in finance and strategy in 1995 from Northwestern University’s Kellogg School of Management and a Bachelor of Science degree in Accountancy in 1989 from the University of Illinois at Urbana-Champaign. We believe that Mr. Metzger’s finance and accounting background, his experience with public companies and capital markets, and experience in the financial technology and payments space provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

Albin F. Moschner joined the Board of Directors of the Company in April, 2012. He is the Chair of our Compensation Committee and a member of our Audit Committee. Mr. Moschner has been serving on the Board of Nuveen Asset Management, LLC since July, 2016. Previously, he served at Leap Wireless International, Inc. as the Chief Operating Officer from July 2008 to February 2011 and as Chief Marketing Officer from August 2004 to June 2008. Prior to joining Leap Wireless, Mr. Moschner served as President of the Verizon Card Services division of Verizon Communications, Inc. From January 1999 to December 2000, Mr. Moschner was President of One Point Services at One Point Communications. Mr. Moschner served at Zenith Electronics Corporation as President and Chief Executive Officer from 1995 to 1996 and as President, Chief Operating Officer and Director from 1994 to 1995. Mr. Moschner has also served in various managerial capacities at Tricord Systems, Inc. and International Business Machines Corp. Mr. Moschner served on the Board of Wintrust Financial Corporation from 1994 until June 2016. Mr. Moschner holds a Bachelor of Engineering in Electrical Engineering from The City College of New York, awarded in 1974, and a masters degree in Electrical Engineering awarded by Syracuse University in 1979. We believe that Mr. Moschner’s marketing, manufacturing and wireless industry experience and long standing prior public board experience provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

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

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has a standing Audit Committee presently consisting of each of Mr. Brooks (Chairman), and Messrs. Reilly and Metzger. The Company’s Board of Directors has determined that Joel Brooks has met the additional independence criteria required for Audit Committee membership under applicable NASDAQ listing standards.

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

We believe that, during the 2016 fiscal year, all of the Company’s directors and executive officers filed reports required by Section 16(a) on a timely basis.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

During the 2016 fiscal year, our named executive officers (collectively, the “named executive officers”) were as follows: Stephen P. Herbert - current Chairman and Chief Executive Officer; Leland P. Maxwell – current interim Chief Financial Officer; Michael Lawlor - current Chief Services Officer; Maeve Duska - current Senior Vice President of Marketing; George Harrum – current Senior Vice President of Operations; David M. DeMedio - former Chief Services Officer who resigned his employment with the Company in October 2015; and J. Duncan Smith - former Chief Financial Officer who resigned his employment with the Company in January 2016.

Fiscal Year 2016 Business Highlights

The Compensation Committee has developed a compensation policy that is designed to attract and retain key executives responsible for the Company’s success and motivate management to enhance long-term shareholder value.

Fiscal year 2016 financial highlights, compared to the prior year, included:

•	33% increase in total revenues to $77.4 million;
•	30% increase in license and transaction fee revenues to $56.6 million;
•	44% increase in equipment sale revenues to $20.8 million primarily attributable to the QuickStart program which was reintroduced in September 2014;
•	Total connections to the Company’s cashless payment and telemetry service, ePort Connect®, grew by 29% to 429,000; and
•	Year-end cash position of $19.3 million as compared to $11.4 million as of the end of the prior fiscal year.

Notwithstanding the substantial progress made by the Company during the 2016 fiscal year, the Company did not achieve all of the target goals established by the Compensation Committee for compensation of our executive officers under the Fiscal Year 2016 Short-Term Incentive Plan (“2016 STI Plan”) and Fiscal Year 2016 Long-Term Incentive Performance Share Plan (“2016 LTI Stock Plan”). When the target goals were established, the Committee believed that the attainment of the target goals would represent a significant achievement for management and were designed to stretch individual and corporate performance.

Our 2016 Compensation Goals and Objectives

The Compensation Committee is responsible for annually reviewing and recommending to the Board for approval the corporate goals and objectives relevant to the compensation of the executive officers of the Company, evaluating the executive officers’ performance in light of those goals and objectives, and recommending for approval to the Board the executive officers’ compensation levels based on this evaluation. The Chief Executive Officer assisted the Committee in establishing the compensation of our other executive officers, Leland Maxwell and Michael Lawlor. The compensation of Mr. Harrum and Ms. Duska was determined by our Chief Executive Officer. Our Chief Executive Officer regularly provides information to the Compensation Committee. The Chief Executive Officer is not present during voting or deliberations on his compensation. The Compensation Committee has, from time to time, retained an independent compensation consultant, Buck Consultants, LLC, as deemed necessary to assist the Committee in making appropriate recommendations regarding our executive officers’ compensation.

Mr. Lawlor’s compensation for the first half of the fiscal year was established by our Chief Executive Officer, and for the second half of the fiscal year was recommended by the Committee to the Board. Mr. Lawlor participated in each of the fiscal year 2016 management incentive plan, the 2016 STI Plan and the 2016 LTI Stock Plan during the entire 2016 fiscal year, provided that his awards for each plan were reduced by fifty percent (50%).

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

Our Executive Compensation Practices

Our compensation program for our executive officers features many commonly used “best practices” including:

•	Pay-for-performance. A substantial part of our executive officer’s pay is, in our view, performance based. For the 2016 fiscal year, our Chief Executive Officer had approximately 62% of his total target compensation tied to performance, while our interim Chief Financial Officer and current Chief Services Officer had approximately 43% and 60%, respectively, of their total target compensation tied to performance.
•	Stretch performance goals. Our performance target goals under our 2016 STI Plan and 2016 LTI Stock Plan are designed to stretch individual and organizational performance in order to receive target payouts.
•	Capped payouts under incentive plans. Both our long-term and short-term bonus programs have maximum payout amounts in order to discourage excessive risk taking.
•	Stock ownership guidelines. We have significant ownership guidelines. Our Chief Executive Officer is required to hold common stock with a value equal to a multiple of three times his base salary and our Chief Financial Officer and other executive officers are required to hold common stock with a value equal to one time his base salary.
•	No Tax Gross-Up Provisions. Our compensation program does not include any excise tax gross-up provisions with respect to payments contingent upon a change of control.
•	Limited perquisites for our executives. Perquisites are not a significant portion of our executive officers’ compensation, representing 1% of Mr. Herbert’s, 0% of Mr. Maxwell’s, and 2% of Mr. Lawlor’s total target compensation.
•	Independent compensation consultant. The Committee has from time to time retained an independent compensation consultant, Buck Consultants, LLC, to review the executive compensation programs and practices.
•	No payment on change of control without a “double trigger”. Payments under our employment agreements require two events for vesting – both the change of control and a “good reason” for termination of employment.
•	No repricing of underwater options. Our stock option incentive plan does not permit repricing or the exchange of underwater stock options without shareholder approval.

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

Reinforcing pay-for-performance is a significant underpinning of our compensation program. During the 2016 fiscal year, a total of 62% of Mr. Herbert’s, 43% of Mr. Maxwell’s and 60% of Mr. Lawlor’s total target compensation was in the form of performance-based variable compensation designed to motivate them to deliver strong business performance and create shareholder value. These compensation elements were dependent upon the Company’s achievement of pre-established financial and other business goals recommended by the Committee as well as individual goals established by the Committee or consisted of stock option awards which are inherently performance based as they only deliver value if the stock price increases. All stock options awarded by the Committee are exercisable at the closing share price on the date of the grant. Based on actual results, the annual variable compensation amount and the ultimate value of the equity compensation awards could have been significantly reduced if the Company or management did not perform.

For fiscal year 2016, the targeted aggregate compensation of our current named executive officers consisted of the following components expressed as a percentage of total compensation:

Named Executive Officer	Base Salary	Award Bonus	Long-Term Incentive Compensation	Perquisites & Other Benefits	Total Compensation

Stephen P. Herbert	37%	19%	43%	1%	100%
Leland P. Maxwell	57%	43%	0%	0%	100%
Michael Lawlor	38%	24%	36%	2%	100%
Maeve Duska	53%	47%	0%	0%	100%
George Harrum	64%	33%	0%	3%	100%

The long-term incentive compensation in the above table and in the table set forth below each reflect the awards to Mr. Herbert of incentive stock options to purchase up to 29,585 shares and to Mr. Lawlor of incentive stock options to purchase up to 75,000 shares.

For fiscal year 2016, the aggregate compensation actually paid or awarded to our named executive officers consisted of the following components expressed as a percentage of total compensation:

Named Executive Officer	Base Salary	Award Bonus	Long- Term Incentive Compensation	Other Perquisites & Other Benefits	Total Compensation

Stephen P. Herbert	44%	16%	39%	1%	100%
Leland P. Maxwell	69%	31%	0%	0%	100%
Michael Lawlor	45%	15%	39%	1%	100%
Maeve Duska	67%	33%	0%	0%	100%
George Harrum	76%	21%	0%	3%	100%

Peer Group Analysis

In July 2014, the Company obtained an updated analysis from Buck Consultants, LLC which contained a new peer group and updated the compensation analysis that had been previously performed. Buck Consultants, LLC assembled a peer group of 15 companies that it deemed comparable to the Company on the basis of size, market capitalization, industry, or financial performance. The peer group consisted of:

☐ Clearfield, Inc.	☐ Netsol Technologies, Inc.	☐ Procera Networks, Inc.
☐ Immersion Corp.	☐ Local Corp.	☐ Tangoe, Inc.
☐ Digimarc Corp.	☐ Numerex Corp.	☐ Transact Technologies, Inc.
☐ Jive Software, Inc.	☐ Onvia, Inc.	☐ Westell Technologies, Inc.
☐ LGL Group, Inc.	☐ Planar Systems, Inc.	☐ Planet Payment, Inc.

When making compensation decisions, the Committee reviews the aggregate target compensation paid to an executive officer relative to the compensation paid to similarly situated executives, to the extent available, at our peer companies. For fiscal year 2016, the Committee recommended a compensation program for our executive officers consisting of target level compensation approximately equal to the 50th percentile for similarly situated officers at the peer group companies compiled by Buck Consultants.

During August 2016, the Committee obtained an updated analysis from Buck Consultants, LLC, which contained a new peer group and updated the compensation analysis that had been previously performed. The Committee utilized this new analysis in connection with its compensation recommendations for the 2017 fiscal year.

Elements of Compensation

This section describes the various elements of our compensation program for our named executive officers during the 2016 fiscal year. The components of compensation reflected in our named executive officers’ compensation program are set forth in the following table:

		Why We Pay	How We Determine
Element	Key Characteristics	this Element	the Amount

Base Salary	Fixed compensation component payable in cash. Reviewed annually and adjusted when appropriate.	Provide a base level of competitive cash compensation for executive talent.	Experience, job scope, peer group, and individual performance.

Annual Bonus	Variable compensation component payable in cash or stock based on performance as compared to annually-established company and/or individual performance goals.	Motivate and reward executives for performance on key operational, financial and personal measures during the year.	Organizational and individual performance, with actual payouts based on the extent to which performance goals are satisfied.

Long Term Incentives	Variable compensation component payable in restricted stock or stock options.	Alignment of long term interests of management and shareholders. Retention of executive talent.	Organizational and individual performance, with actual awards based on the extent to which goals are satisfied.

Perquisites and Other Personal Benefits	Fixed compensation component to provide basic competitive benefits.	Provide a base level of competitive compensation for executive talent.	Periodic review of benefits provided generally to all employees.

Base Salary

Base salary is the fixed component of our named executive officers’ annual cash compensation and is set with the goal of attracting talented executives and adequately compensating and rewarding them for services rendered during the fiscal year. The Compensation Committee reviews our executive officers’ base salary on an annual basis.

The base salaries of each of our executive officers reflect the individual’s level of responsibility and performance. In recommending base salaries of our executive officers to the Board of Directors, the Compensation Committee also considers changes in duties and responsibilities, our business and financial results, and its knowledge of base salaries paid to executive officers of our peer group. The base salaries of each of Ms. Duska and Mr. Harrum were established by our Chief Executive Officer after discussions with each employee.

Effective July 24, 2015, we increased Mr. Herbert’s base salary by approximately 6% to $360,000, and effective January 1, 2016 we increased Mr. Lawlor’s base salary by 15% to $235,000. Prior to January 1, 2016, Mr. Lawlor’s base salary was established by our Chief Executive Officer after discussion with Mr. Lawlor.

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

Fiscal Year 2016 Short-Term Incentive Plan

At the recommendation of the Compensation Committee, the Board of Directors adopted the 2016 STI Plan covering our executive officers. Pursuant to the 2016 STI Plan, each executive officer would earn a cash bonus in the event that the Company achieved during the 2016 fiscal year certain annual financial goals (80% weighting) and certain annual specific performance goals relating to the executive officer which were established by the Compensation Committee (20% weighting). The annual financial goals are total revenues (30% weighting), cash generated from operations (30% weighting), and non-GAAP net income (40% weighting). Assuming the minimum threshold target goal would be achieved for a particular metric, the amount of the cash bonus to be earned would be determined on a pro rata basis, provided that the bonus would not exceed the maximum distinguished award for that metric.

The individual performance goals established by the Committee for Mr. Herbert included clearly communicating the Company's strategy, goals and objectives to the investment community, developing senior management leadership necessary to support the future growth of the Company, and leading the effort to identify strategic alternatives for the Company.

The Committee set the cash bonus opportunity for each current executive officer as a percentage of his respective annual base salary as set forth in the following table.

Named Executive Officer	Threshold Performance	Target Performance	Distinguished Performance

Stephen P. Herbert	-	50%	75%
Michael Lawlor	-	10%	15%

Below were the threshold, target and distinguished cash bonus award target opportunities for our current executive officers:

Named Executive Officer	Threshold Performance	Target Performance	Target Performance

Stephen P. Herbert	$-	$180,000	$270,000
Michael Lawlor	$-	$23,500	$35,250

Mr. Herbert earned a cash bonus of $134,227, representing 37% of his base salary, and Mr. Lawlor earned a cash bonus of $16,349 representing 7% of his base salary, under the 2016 STI Plan. The Committee determined that Mr. Herbert had achieved 125% of his individual performance target goals, and Mr. Lawlor had achieved 100% of his individual performance target goals. Based on the actual performance of the Company during the 2016 fiscal year, the minimum threshold performance target was not met for non-GAAP net income, revenues for the fiscal year were in excess of the maximum distinguished target goal, and cash generated from operations was in excess of the minimum threshold target but less than the target goal. In determining the award under the 2016 STI Plan, the Committee further increased the cash generated from operations by certain non-recurring charges incurred by the Company during the fiscal year in connection with the VendScreen acquisition and business integration. Following the adjustment, cash generated from operations was still less than the target goal under the plan.

Other Named Executive Officers’ Cash Bonus

For the fiscal year ended June 30, 2016, the cash bonuses earned by Mr. Maxwell, Mr. Harrum, Mr. Lawlor and Ms. Duska under the fiscal year 2016 management incentive plan were based upon the attainment of financial target goals by the Company relating to connections (25% weighting), revenues (15% weighting), non-GAAP net income (20% weighting), adjusted EBITDA (25% weighting), and cash generated from operations (15% weighting). Based on the actual performance of the Company during the 2016 fiscal year, the minimum threshold performance targets were not met for non-GAAP net income and adjusted EBITDA, connections were in excess of the target goal but less than the distinguished target goal, revenues were in excess of the target goal but less than the maximum distinguished target goal, and cash generated from operations was greater than the minimum threshold target goal but less than the target goal. In determining the awards under the plan, adjusted EBITDA was further increased by management for certain charges resulting in this metric exceeding the minimum threshold target but less than the target goal, and cash generated from operations was further increased by management for certain charges resulting in an increase to this metric which was still less than the target goal.

Long-Term Incentive Compensation

As described above, the Committee believes that a substantial portion of each executive officer’s compensation should be in the form of long-term incentive compensation in order to further align the interests of our executive officers and shareholders.

Fiscal Year 2016 Long-Term Incentive Performance Share Plan

At the recommendation of the Compensation Committee, the Board of Directors adopted the 2016 LTI Stock Plan covering our executive officers. Under the 2016 LTI Stock Plan, each executive officer would be awarded shares of common stock in the event that certain metrics relating to the Company’s 2016 fiscal year would result in specified ranges of year-over-year percentage growth. The metrics are total number of connections as of June 30, 2016 as compared to total number of connections as of June 30, 2015 (50% weighting), and adjusted EBITDA earned during the 2016 fiscal year as compared to adjusted EBITDA earned during the 2015 fiscal year (50% weighting). The shares awarded under the 2016 LTI Stock Plan would vest as follows: one-third on the date of issuance; one-third on June 30, 2017; and one-third on June 30, 2018.

At the time of the establishment of the 2016 LTI Stock Plan, the Compensation Committee believed that the attainment of the target goals under the 2016 LTI Stock Plan would represent a significant achievement for management, and were designed to stretch the Company’s and management’s performance during the fiscal year.

The Committee established target long-term award levels for each current executive officer as a percentage of his respective annual base salary as indicated in the table set forth below.

Named Executive Officer	Threshold Performance	Target Performance	Distinguished Performance

Stephen P. Herbert	-	100%	150%
Michael Lawlor	-	37.5%	56.25%

The table set forth below lists the value of the shares that would have been awarded to the current executive officers under the 2016 LTI Stock Plan if all of the minimum threshold performance goals had been achieved, if all of the target performance goals had been achieved, and if all of the distinguished performance goals had been achieved. Assuming the minimum threshold target goal was achieved for a particular metric, the number of shares to be awarded for that metric was required to be determined on a pro-rata basis, provided that the award could not exceed the maximum distinguished award for that metric.

Named Executive Officer	Threshold Performance	Target Performance	Target Performance

Stephen P. Herbert	$-	$360,000	$540,000
Michael Lawlor	$-	$88,125	$132,188

Based on the actual performance of the Company during the 2016 fiscal year, the minimum threshold performance target established under the 2016 LTI Stock Plan was not met for adjusted EBITDA. Connections for the fiscal year were in excess of the maximum distinguished target goal. Consequently, the stock award to each executive officer under the 2016 LTI Stock Plan was as follows:

Named Executive Officer	Number of shares	Value of Shares as of June 30, 2016

Stephen P. Herbert	63,232	$270,000
Michael Lawlor	15,479	$66,094

The shares awarded to Mr. Herbert had a value equal to 75% of his annual base salary, and the shares awarded to Mr. Lawlor had a value equal to 28% of his annual base salary.

Stock Option Awards

During July 2015, Mr. Herbert was awarded incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to purchase up to 29,585 shares at an exercise price of $3.38 per share. The options vested on August 1, 2016, and expire if not exercised prior to August 1, 2022.

During January 2016, Mr. Lawlor was awarded incentive stock options intended to qualify under Section 422 of the Code to purchase up to 75,000 shares at an exercise price of $2.94 per share. The options vest as follows: one-third on January 12, 2017; one-third on January 12, 2018; and one-third on January 12, 2019. The options expire if not exercised prior to January 12, 2023.

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

We believe that these provisions are an important component of Mr. Herbert's employment arrangement and will help to secure his continued employment and dedication, notwithstanding any concern that he might have at such time regarding his own continued employment, prior to or following a change of control.

The Committee notes that there would be no payments to our executive officers upon a change of control without a “double trigger”. Payments under our employment agreements require two events for vesting – both the change of control and a “good reason” for termination of employment.

Additional information regarding what would have been received by Mr. Herbert had termination occurred on June 30, 2016 is found under the heading “Potential Payments upon Termination or Change of Control” on page 95 of this Form 10-K.

Stock Ownership Policy

We believe that providing our executive officers who have responsibility for the Company’s management and growth with an opportunity to increase their ownership of Company shares aligns the interests of the executive officers with those of the shareholders. Our Stock Ownership Guidelines provide that the Chief Executive Officer should own shares with a value of at least three times his annual base salary, and the Chief Financial Officer and other executive officers should own shares with a value of at least one times his annual base salary. Each executive officer has five years to obtain such ownership from the commencement of serving as an executive officer. As of the date hereof, each executive officer is in compliance with the policy.

Our Stock Ownership Guidelines provide that each non-employee director should own shares of common stock with a value of at least five times his or her annual cash retainer. For this purpose, the annual retainer shall include the annual retainer for service on the Board as well as the annual retainer for serving on one (but not more than one) Committee of the Board for a total share value of at least $150,000. Each director has five years to obtain such ownership from commencement of service as a director. As of the date hereof, each of the directors is in compliance with the policy.

For purposes of these guidelines, “shares” include shares owned by the executive officer or director or by such person’s immediate family members residing in the same household and include non-vested restricted stock awards held by the executive officer or non-employee director.

Effect Of 2016 Say-On-Pay Vote

At the 2016 annual meeting of shareholders, over 86% of the votes cast on the advisory vote on the compensation of our named executive officers were in favor of the Company’s executive compensation disclosed in the proxy statement. The Compensation Committee considered the vote, and even though the results convey strong shareholder support for the Company’s executive compensation programs and the Compensation Committee’s decisions, the Committee determined that it was in the best interest of the Company and its shareholders to continue to evaluate our executive compensation programs and, if appropriate, to strengthen certain aspects of these programs.

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

Summary Compensation Table

The following table sets forth certain information with respect to compensation paid or accrued by the Company during the fiscal years ended June 30, 2016, 2015, and 2014 to each of our named executive officers:

	Fiscal			Stock	Option	All Other
Name and Principal Position	Year	Salary	Bonus (1)	Awards (2)	Awards (3)	Compensation (4)	Total

Stephen P. Herbert	2016	$358,194	$134,227	$360,000	$48,225	$10,600	$911,246
Chief Executive Officer, President	2015	$341,227	$101,732	$341,227	$261,055	$10,400	$1,055,641
& Chairman of the Board	2014	$341,227	$29,673	$341,227	$-	$10,000	$722,127

Leland P. Maxwell	2016	$92,000	$42,331	$-	$-	$-	$134,331
Interim Chief Financial Officer

David M. DeMedio	2016	$96,680	$-	$227,425	$-	$226,694	$550,799
Former Chief Financial Officer and	2015	$239,537	$31,242	$178,406	$156,633	$2,562	$608,380
Chief Services Officer	2014	$237,875	$17,238	$213,709	$-	$-	$468,822

J. Duncan Smith	2016	$129,103	$-	$198,750	$162,900	$-	$490,753
Former Chief Financial Officer

Michael Lawlor	2016	$203,246	$68,977	$88,125	$107,250	$9,990	$477,588
Chief Services Officer	2015	$179,800	$44,186	$-	$50,283	$7,830	$282,099
	2014	$179,800	$15,953	$-	$-	$8,670	$204,423

Maeve Duska	2016	$181,738	$88,137	$-	$-	$-	$269,875
Sr. VP of Sales and Marketing	2015	$179,800	$36,512	$50,000	$28,773	$-	$295,085
	2014	$155,708	$9,572	$-	$-	$-	$165,280

George Harrum	2016	$180,508	$50,786	$-	$-	$7,899	$239,193
Sr. VP of Operations	2015	$179,800	$17,674	$-	$28,555	$7,362	$233,391
	2014	$179,800	$4,254	$-	$-	$8,761	$192,815

(1)   Represents cash bonuses earned upon such person’s performance during the fiscal year or upon the attainment by the Company of certain target goals. For fiscal year 2016, represents Mr. Herbert’s award under the 2016 STI Plan, Mr. Maxwell’s award under the fiscal year 2016 management incentive plan (the “2016 MIP”) and an incentive bonus of $11,429; Ms. Duska’s award under the 2016 MIP, Mr. Harrum’s award under the 2016 MIP, and Mr. Lawlor’s award under each of the 2016 MIP and the 2016 STI Plan. Neither Mr. DeMedio nor Mr. Smith received a cash bonus under the 2016 LTI Stock Plan.

(2)   In accordance with FASB ASC Topic 718, the price of our common stock on the grant date equals the grant date fair value of these stock awards. For fiscal year 2016, represents (i) 106,509 shares with a value of $360,000 that would have been earned by Mr. Herbert under the 2016 LTI Stock Plan if all of the target goals had been achieved, (ii) 59,763 shares with a value of $202,500 that would have been earned by Mr. DeMedio under the 2016 LTI Stock Plan if all of the target goals had been achieved, (iii) 22,890 shares with a value of $88,125 that would have been earned by Mr. Lawlor under the 2016 LTI Stock Plan if all of the target goals had been achieved, and (iv) 59,864 shares with a value of $198,750 that would have been earned by Mr. Smith under the 2016 LTI Plan if all the target goals had been achieved, and (v) 7,396 shares awarded to Mr. DeMedio as bonus on July 24, 2015, with a grant date value $25,000. Based on the actual financial results for the fiscal year, Mr. Herbert was awarded shares with a value of $270,000 and Mr. Lawlor was awarded shares with a value of $66,094. Messrs. DeMedio and Smith did not receive any awards under the 2016 LTI Plan. If all of the maximum target levels had been achieved under the 2016 Plan, Mr. Herbert would have earned shares with a value of $540,000, Mr. Lawlor would have earned shares with a value of $132,188, Mr. DeMedio would have earned shares with a value of $303,750, and Mr. Smith would have earned shares with a value of $298,125. The shares earned under the 2016 LTI Stock Plan vest as follows: one-third on the date of issuance; one-third on June 1, 2017; and one-third on June 1, 2018.

(3)   In accordance with FASB ASC Topic 718, the Black-Scholes value on the grant date equals the grant date fair value of these option awards. For fiscal year 2016, represents (i) 29,585 incentive stock options awarded to Mr. Herbert on July 24, 2015, which vested on August 1, 2016, (ii) 90,000 non-qualified stock options, awarded to Mr. Smith on July 24, 2015 which were forfeited upon Mr. Smith’s resignation from the Company in January 2016; and (iii) 75,000 incentive stock options, awarded to Mr. Lawlor on January 12, 2016 and which vest one-third on January 12, 2017; one-third on January 12, 2018; and one-third on January 12, 2019.

(4)   During the 2016 fiscal year, represents matching 401(k) plan contributions for Messrs. Herbert, Harrum and Lawlor. For Mr. DeMedio, represents a $3,175 matching 401(k) plan contribution, as well as the following amounts paid under his separation agreement: $199,904 of consulting fees; $15,577 in unused time off; and $8,038 in health insurance benefits.

Grants Of Plan-Based Awards Table

The table below summarizes the amounts of awards granted to our named executive officers during the fiscal year ended June 30, 2016:

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (3)	All Other Option Awards: Number of Securities Underlying Options (4)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (5)

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Units (#)	$/Sh	Awards ($)

Stephen P. Herbert		-	$180,000	$270,000	-	-	-	-	-	-	-
	7/24/2015	-	-	-	-	106,509	159,763	-	-	-	$360,000
	7/24/2015	-	-	-	-	-	-	-	29,585	$3.38	$48,225
David M. DeMedio		-	$81,000	$121,500	-	-	-	-	-	-	-
	7/24/2015	-	-	-	-	59,763	89,645	-	-	-	$202,500
	8/1/2015	-	-	-	-	-	-	7,396	-	-	$25,000
Maeve Duska		-	$164,000	$205,000	-	-	-	-	-	-	-
Michael Lawlor	1/12/2016	-	-	-	-	-	-	-	75,000	$2.94	$107,250
		-	$23,500	$35,250	-	-	-	-	-	-	-
	3/8/2016	-	-	-	-	22,890	34,335	-	-	-	$88,125
		-	$102,500	$128,125
Leland P. Maxwell		-	$57,500	$71,875	-	-	-	-	-	-	-
J. Duncan Smith		-	$66,250	$99,375	-	-	-	-	-	-	-
	7/24/2015	-	-	-	-	59,864	89,797	-	-	-	$198,750
	7/24/2015	-	-	-	-	-	-	-	90,000	$3.38	$162,900
George Harrum		-	$94,500	$118,125	-	-	-	-	-	-	-

(1)	Represents target and maximum awards for Messrs. Herbert, DeMedio, Lawlor, and Smith under the 2016 STI Plan. Mr. Herbert was awarded $134,227 and Mr. Lawlor was awarded $16,349 under the 2016 STI Plan. Neither Mr. DeMedio nor Mr. Smith received an award under the 2016 STI Plan.

Represents target and maximum awards for Ms. Duska and Messrs. Maxwell, Lawlor and Harrum under the 2016 MIP. Mr. Maxwell was awarded $30,902, Mr. Lawlor was awarded $52,628, Ms. Duska was awarded $88,137, and Mr. Harrum was awarded $50,786, under the 2016 MIP.

Mr. Lawlor’s employment agreement provides that during the 2016 fiscal year, Mr. Lawlor will participate in the 2016 MIP, the 2016 STI Plan and the 2016 LTI Stock Plan, provided that any award thereunder otherwise earned by Mr. Lawlor would be reduced by 50%.

(2)  Represents number of shares under the target and maximum awards for Messrs. Herbert, DeMedio, Lawlor, and Smith under the 2016 LTI Stock Plan. The number of shares in the table above represents the total dollar value of the award divded by the grant date value of the shares. Based upon the financial results for the 2016 fiscal year, Mr. Herbert was awarded 63,232 shares under the plan, of which one-third will vest upon issuance, one-third on June 30, 2017, and one-third on June 30, 2018; and Mr. Lawlor was awarded 15,479 shares under the plan, of which one-third will vest upon issuance, one-third on June 30, 2017, and one-third on June 30, 2018. Neither Mr. DeMedio nor Mr. Smith received an award under the 2016 LTI Stock Plan.

(3)  Represents a stock award of 7,396 shares granted to Mr. DeMedio and which vested immediately.

(4)   Represents awards granted to Messrs. Herbert, Smith and Lawlor as follows: Mr. Herbert - 29,585 incentive stock options; Mr. Smith - 90,000 non-qualified stock options; and Mr. Lawlor 75,000 incentive stock options. The incentive stock options awarded to Mr. Herbert vested on August 1, 2016. The non-qualified stock options awarded to Mr. Smith were forfeited upon Mr. Smith’s resignation from employment in January 2016. The incentive stock options awarded to Mr. Lawlor vest as follows: one-third on January 12, 2017; one-third on January 12, 2018; and one-third on January 12, 2019.

(5)   Represents the grant date fair value of the target award under the 2016 LTI Stock Plan or the option award, as the case may be, as determined in accordance with ASC 718.

Outstanding Equity Awards At Fiscal Year-End

The following table shows information regarding unexercised stock options and unvested equity awards granted to the named executive officers as of the fiscal year ended June 30, 2016:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable (1)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested($)
Stephen P. Herbert	105,555	129,585	$1.80	9/1/2021	14,226	(2)	$60,745

David M. DeMedio	90,000	-	$1.80	9/1/2021	-

J. Duncan Smith	-	-	$-	-	-

Maeve Duska	8,333	16,667	$1.62	1/2/2022	-

Michael Lawlor	8,333	16,667	$2.75	4/8/2022	-
	-	75,000	$2.94	1/12/2023	-

Leland P. Maxwell	-	-	$-	-	-

George Harrum	8,334	16,666	$1.68	1/2/2022	-

(1)         Options vest as follows: Mr. Herbert –29,585 options on August 1, 2016, 50,000 on September 1, 2016 and 50,000 on September 1, 2017; Ms. Duska – 8,333 on January 2, 2017 and 8,333 on January 2, 2018; Mr. Lawlor – 25,000 on January 12, 2017, 8,333 on April 8, 2017, 25,000 on January 12, 2018, 8,333 on April 8, 2018 and 25,000 on January 12, 2019; and Mr. Harrum – 8,333 on January 2, 2017, and 8,333 on January 2, 2018.

(2)         Reflects shares awarded under the 2015 LTI Stock Plan. Shares vest on June 30, 2017. The closing market price on June 30, 2016, or $4.27 per share, was used in the calculation of market value.

Option Exercises And Stock Vested

The following table sets forth information regarding options exercised and shares of common stock acquired upon vesting by our named executive officers during the fiscal year ended June 30, 2016:

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)
Stephen P. Herbert	-	$-	26,442	$112,907
David M. DeMedio	33,333	$37,333	28,659	$81,105
Maeve Duska	-	$-	-	$-
Michael Lawlor	-	$-	-	$-
George Harrum	-	$-	-	$-
J. Duncan Smith	-	$-	-	$-
Leland P. Maxwell	-	$-	-	$-

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

David M. DeMedio

The Company and Mr. DeMedio entered into a Separation Agreement pursuant to which, among other things, Mr. DeMedio resigned his employment with the Company effective October 14, 2015, and except for certain provisions relating to confidentiality and non-competition, his employment agreement with the Company was terminated. Prior thereto, Mr. DeMedio’s employment agreement provided that he was employed as the Chief Services Officer of the Company effective August 31, 2015, and as Chief Financial Officer prior thereto.

Pursuant to the Separation Agreement, the Company agreed to provide to Mr. DeMedio: (i) an amount of $270,000, payable in twenty-six equal consecutive payments to $10,384.62 on a bi-weekly basis; (ii) an amount of $67,500, payable in four equal quarterly payments of $16,875; (iii) a lump sum payment of the amount attributable to Mr. DeMedio unused paid time off; (iv) group medical and dental insurance coverage for one year to Mr. DeMedio and his eligible dependents at no cost to Mr. DeMedio other than the employee contribution; (v) 28,659 shares of common stock which were previously awarded to Mr. DeMedio, and which had not vested as of the date of his resignation; and (vi) 60,000 non-qualified stock options, exercisable at $1.80 per share, which were previously awarded to Mr. DeMedio, and which had not vested as of the date of his resignation.

Maeve Duska

Ms. Duska is employed as Senior Vice President of Sales and Marketing. Ms. Duska is covered by all standard fringe and employee benefits made available to other employees of the Company, including medical and dental insurance, paid vacation and holidays, a 401(k) plan and a long-term disability plan.

George Harrum

Mr. Harrum’s employment agreement provides that he is employed as Senior Vice President of Operations. Mr. Harrum’s employment agreement with the Company provides for a term through June 30, 2017, and will automatically continue for consecutive one-year periods unless terminated by either party upon notice of at least 60 days prior to the end of the original term or any one year renewal period. The employment agreement provides that Mr. Harrum is eligible to earn an annual discretionary bonus under the management incentive plan in the maximum amount of 50% of his annual base salary based upon the Company’s and/or his performance. Mr. Harrum is also entitled to be covered by all standard fringe and employee benefits made available to other employees of the Company, including medical and dental insurance, paid vacation and holidays, a 401(k) plan and a long-term disability plan.

Michael Lawlor

Mr. Lawlor’s employment agreement provides that he is employed as Chief Services Officer effective March 8, 2016, and as Senior Vice President of Sales and Business Development prior thereto. Mr. Lawlor’s employment agreement with the Company provides for an initial term through June 30, 2017, and will automatically continue for consecutive one-year periods unless terminated by either party upon notice of at least 60 days prior to the end of the original term or any one year renewal period.

During the 2016 fiscal year of the Company, Mr. Lawlor shall participate in the 2016 MIP as well as in the 2016 STI Plan and in the 2016 LTI Stock Plan. Notwithstanding the terms and conditions of any such plans, the amount of any award otherwise earned by Mr. Lawlor under the 2016 MIP, the 2016 STI Plan, or the 2016 LTI Stock Plan shall be reduced by an amount equal to fifty percent (50%) of the award otherwise earned by Mr. Lawlor under any such plans.

Mr. Lawlor is also entitled to be covered by all standard fringe and employee benefits made available to other employees of the Company, including medical and dental insurance, paid vacation and holidays, a 401(k) plan and a long-term disability plan.

Leland P. Maxwell

On January 27, 2016, the Company and Mr. Maxwell entered into a letter agreement pursuant to which he will serve as the Company’s interim Chief Financial Officer through September 30, 2016. Mr. Maxwell is eligible to participate in the 2016 MIP, and would receive a cash bonus equal to 50% of the compensation received by him from the Company during the fiscal year if the Company achieves certain annual financial goals during and for the entire fiscal year.

J. Duncan Smith

On July 22, 2015, the Company and Mr. Smith entered into a letter agreement pursuant to which Mr. Smith was employed as the Company’s Chief Financial Officer commencing August 31, 2015. Effective January 22, 2016, Mr. Smith resigned from his employment with the Company. On account of such resignation, Mr. Smith forfeited non-qualified stock options to purchase up to 90,000 shares at an exercise price of $3.38 per share, which were awarded to him earlier but had not vested as of the date of his resignation.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The employment agreement of Mr. Herbert includes, provisions for the payment to the executives upon termination of employment under certain conditions or if a successor to the Company’s business or assets does not agree to assume and perform his employment agreement as a condition to the consummation of a USA Transaction.

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

The agreement also provides that, as a condition of the consummation of a USA Transaction, the successor to the Company’s business or assets would agree to assume and perform Mr. Herbert’s employment agreement. If any such successor would not do so, Mr. Herbert’s employment would terminate on the date of consummation of the USA Transaction, and the Company would pay to Mr. Herbert a lump sum equal to two times his base salary on or before the termination of his employment and all restricted stock awards and stock options would become vested as of the date of termination.

If Mr. Herbert’s employment had been terminated as of June 30, 2016 (when the closing price per share was $4.27) (i) by him for good reason, or (ii) by the Company without cause, or (iii) if a successor to the Company’s business or assets had not agreed to assume and perform his employment agreement as a condition to the consummation of a USA Transaction, then Mr. Herbert would have been entitled to receive: (a) an aggregate cash payment of twice his annual base salary or $720 thousand; (b) an aggregate of 63,232 shares granted to him under the 2016 LTI Stock Plan, which would become automatically vested as of the date of termination, with a value of $270 thousand; (c) 14,226 shares previously granted to him under the 2015 LTI Stock Plan, which would automatically become vested as of the date of termination, with a value of $61 thousand; (d) options exercisable for 100,000 shares at $1.80 per share would automatically become vested as of the date of termination with a value of $124 thousand; and (e) options exercisable for 29,585 shares at $3.38 per share would automatically become vested as of the date of termination with a value of $26 thousand.

Compensation Committee Interlocks And Insider Participation

During the fiscal year 2016, Albin F. Moschner and Steven D. Barnhart served as members of the Compensation Committee of our Board of Directors. No member of the Compensation Committee was, during fiscal year 2016, an officer or employee of the Company or any of our subsidiaries, or was formerly an officer of the Company or any of our subsidiaries, or had any relationships requiring disclosure by us under Item 404 of Regulation S-K of the General Rules and Regulations of the Securities and Exchange Commission.

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

Director Compensation Table

The table below summarizes the compensation earned or paid in cash by the Company to non-employee Directors during the fiscal year ended June 30, 2016.

Name	Fees Earned or Paid in Cash($)(1)	Stock Awards ($)(2)	Option Awards ($)	Total($)
Steven D. Barnhart	$72,500	$40,000	$-	$112,500
Joel Brooks	$40,000	$40,000	$-	$80,000
Robert L. Metzger	$6,704	$-	$-	$6,704
Albin F. Moschner	$47,500	$40,000	$-	$87,500
William J. Reilly, Jr.	$40,000	$40,000	$-	$80,000
William J. Schoch	$32,500	$40,000	$-	$72,500

(1)	During fiscal year ended June 30, 2016, we paid the following fees:

●	Director: each Director received $25,000, except for Mr. Metzger who received $6,704.

●	Lead Independent Director: Mr. Barnhart received $40,000.

●	Audit Committee: Mr. Brooks received $15,000 as Committee Chair, Mr. Reilly received $7,500, Mr. Moschner received $7,000, and Mr. Metzger $500.

●	Compensation Committee: Mr. Moschner received $15,000 as Committee Chair and Mr. Barnhart received $7,500.

●	Nominating and Corporate Governance Committee: Mr. Schoch received $15,000 as Committee Chair, and Mr. Reilly received $7,500.

During the fiscal year ended June 30, 2016, the following directors elected to receive their fees, or a portion thereof, in the Company’s common stock in lieu of cash:

●	Mr. Barnhart elected to receive 13,164 shares for $36,000 of fees; Mr. Metzger elected to receive 1,570 shares for $7,000 of fees; Mr. Reilly elected to receive 5,589 shares for $20,000 of fees; and Mr. Schoch elected to receive 13,154 shares for $43,000 of fees.

(2)	Amounts represent the aggregate fair value of Common Stock granted to the members of our Board of Directors during the year ended June 30, 2016. One-third of the shares vested on August 1, 2016; one-third will vest on August 1, 2017; and one-third will vest on August 1, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Common Stock

The following table sets forth, as of August 25, 2016, the beneficial ownership of the common stock of each of the Company’s directors and executive officers, the other employees named in the Summary Compensation Table set forth above, as well as by the Company’s directors and executive officers as a group. The Company is not aware of any beneficial owner of more than five percent of the common stock. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable:

	Number of Shares of
	Common Stock		Percent of
Name and Address of Beneficial Owner(1)	Beneficially Owned(2)		Class
Steven D. Barnhart	322,639	(3)	*
Joel Brooks	69,647	(3)	*
David M. DeMedio	226,475	(4)	*
Maeve Duska	8,534	(5)	*
Stephen P. Herbert	551,824	(6)	1.43%
Michael Lawlor	43,885	(7)	*
Robert L. Metzger	11,049		*
Leland P. Maxwell	0		*
Albin F. Moschner	432,455	(8)	1.13%
William J. Reilly, Jr.	96,728	(9)	*
William J. Schoch	105,284	(3)	*
J. Duncan Smith	7,500	(10)	*
George Harrum	8,433	(11)	*
William Blair Investment Management, LLC	2,175,727	(12)	5.67%
All Current Directors and Executive Officers As a Group (9 Persons)	1,633,511	(13)	4.23%

*      Less than one percent (1%)

(1)   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities. Shares of Common Stock issuable upon conversion of the Series A Preferred Stock, or shares of Common Stock issuable upon exercise of warrants currently exercisable, or exercisable within sixty days of August 25, 2016, are deemed to be beneficially owned for purposes hereof.

(2)   The percentage of common stock beneficially owned is based on 38,352,980 shares outstanding as of August 25, 2016.

(3)   Includes 13,334 shares of common stock underlying stock options.

(4)   Includes 90,000 shares underlying stock options.

(5)   Includes 8,334 shares of common stock underlying stock options.

(6)   Includes 62,010 shares of common stock beneficially owned by Mr. Herbert’s child, 27,440 shares of common stock beneficially owned by his spouse and 185,140 shares underlying stock options.

(7)   Includes 8,333 shares of common stock underlying stock options.

(8)   Includes 1,358 shares of common stock underlying preferred stock and 13,334 shares underlying vested stock options held by the Moschner Family Trust, LLC, of which Mr. Moschner is the manager.

(9)   Includes 100 shares of common stock beneficially owned by Mr. Reilly’s child, 97 shares underlying preferred stock and 13,334 shares underlying stock options.

(10)  All of the 7,500 shares of common stock are beneficially held by Mr. Smith in an IRA.

(11)  Includes 8,333 shares underlying stock options.

(12)  This information is as of December 31, 2015, and is based solely upon a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2016,  reflecting the beneficial ownership of our Common Stock by William Blair Investment Management, LLC (“William Blair”). In accordance with the disclosures set  forth in the Schedule 13G, William Blair has sole voting authority over 2,090,509 shares and sole dispositive power over 2,175,727 shares. William Blair’s address is  233 W. Adams Street, Chicago, IL 60606.

(13)  Includes 260,144 shares underlying stock options and 1,455 shares underlying Series A Preferred Stock.

Preferred Stock

Other than the 7,000 shares of preferred stock beneficially owned by Mr. Moschner and 500 shares of preferred stock beneficially owned by Mr. Reilly, there were no shares of preferred stock that were beneficially owned as of August 25, 2016 by the Company’s directors or named executive officers.

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

DIRECTOR INDEPENDENCE

The Board of Directors has determined that Steven D. Barnhart, Joel Brooks, Robert L. Metzger, Albin F. Moschner, William J. Reilly, Jr., and William J. Schoch, which members constitute all of the currently serving Board of Directors other than Mr. Herbert, are independent in accordance with the applicable listing standards of The NASDAQ Stock Market LLC.

The Board of Directors has a standing Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee.

The Audit Committee of the Board of Directors presently consists of Mr. Brooks (Chairman) and Mr. Metzger. The Audit Committee recommends the engagement of the Company’s independent accountants and is primarily responsible for approving the services performed by the Company’s independent accountants, for reviewing and evaluating the Company’s accounting principles, reviewing the independence of independent auditors, and for discussing with management and the independent auditor any major issues as to the adequacy of the Company’s internal controls and any special steps adopted in light of material control deficiencies. The Audit Committee operates pursuant to a charter that was last amended and restated by the Board of Directors on April 11, 2006, a copy of which is accessible on the Company’s website, www.usatech.com.

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

Item 14. Principal Accounting Fees and Services.

AUDIT AND NON-AUDIT FEES

During the fiscal year ended June 30, 2016 and 2015, fees in connection with services rendered by RSM US LLP were as set forth below:

	Fiscal	Fiscal
($ in thousands)	2016	2015
Audit Fees	$616	$274
Audit-Related Fees	10	33
Tax Fees	13	-
All Other Fees	-	-
Total	$639	$307

Audit fees consisted of fees for the audit of our annual financial statements, review of quarterly financial statements and the audit of internal control over financial reporting, as well as services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with and reviews of Company documents filed with the Securities and Exchange Commission. Audit fees increased in fiscal year 2016 mainly due to the audit of internal control over financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company filed January 26, 2004 (Incorporated by reference to Exhibit 3.1.20 to Form 10-QSB filed on February 12, 2004).

3.1.1	First Amendment to Amended and Restated Articles of Incorporation of the Company filed on March 17, 2005 (Incorporated by reference to Exhibit 3.1.1 to Form S-1 Registration Statement No. 333-124078).

3.1.2	Second Amendment to Amended and Restated Articles of Incorporation of the Company filed on December 13, 2005 (Incorporated by reference to Exhibit 3.1.2 to Form S-1 Registration Statement No. 333-130992).

3.1.3	Third Amendment to Amended and Restated Articles of Incorporation of the Company filed on February 7, 2006 (Incorporated by reference to Exhibit 3.1.3 to Form 10-K filed on September 30, 2013).

3.1.4	Fourth Amendment to Amended and Restated Articles of Incorporation of the Company filed on July 25, 2007. (Incorporated by reference to Exhibit 3.1.3 to Form 10-K filed September 23, 2008).

3.1.5	Fifth Amendment to Amended and Restated Articles of Incorporation of the Company filed on March 6, 2008. (Incorporated by reference to Exhibit 3.1.4 to Form 10-K filed September 23, 2008).

3.2	Amended and Restated By-Laws of the Company dated as of April 24, 2014 (Incorporated by reference to Exhibit 3(i) to Form8-K filed on April 30, 2014).

4.1	Warrant dated January 1, 2013 in favor of Avidbank Holdings, Inc. (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 19, 2013).

4.2**	Warrant dated March 29, 2016 in favor of Heritage Bank of Commerce

10.1	Form of Indemnification Agreement between the Company and each of its officers and Directors (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 14, 2007).

10.2	USA Technologies, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6 to Form 10-K filed on September 30, 2013).

10.3	USA Technologies, Inc. 2014 Stock Option Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on form DEF 14A filed on May 15, 2014).

10.4	Amended and Restated Employment and Non-Competition Agreement between the Company and Stephen P. Herbert dated November 30, 2011. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2011).

10.5	Employment and Non-Competition Agreement dated June 7, 2010 between the Company and Michael Lawlor (Incorporated by reference to Exhibit 10.22 to Form 10-K filed on September 30, 2013).

10.6	First Amendment to Employment and Non-competition Agreement dated April 27, 2012 between the Company and Michael Lawlor (Incorporated by reference to Exhibit 10.23 to Form 10-K filed on September 30, 2013).

10.7	Letter agreement dated January 27, 2016, by and between the Company and Leland P. Maxwell (Incorporated by reference to Exhibit 10.2 to Form 8-K filed January 28, 2016)

10.8	Employment and Non-Competition Agreement between the Company and David M. DeMedio dated April 12, 2005 (Incorporated by reference to Exhibit 10.22 to Form S-1 Registration Statement No. 333-124078).

10.9	First Amendment to Employment and Non-Competition Agreement between the Company and David M. DeMedio dated May 11, 2006 (Incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 15, 2006).

10.10	Second Amendment to Employment and Non-Competition Agreement dated March 13, 2007, between the Company and David M. DeMedio (Incorporated by reference to Exhibit 10.34 to Form S-1 filed April 12, 2007).

10.11	Third Amendment to Employment and Non-Competition Agreement between the Company and David M. DeMedio dated September 22, 2008. (Incorporated by reference to Exhibit 10.29 to Form 10-K filed September 24, 2008).

10.12	Letter from the Company to David M. DeMedio dated September 24, 2009. (Incorporated by reference to Exhibit 10.32 to Form 10-K filed September 25, 2009).

10.13	Fifth Amendment to Employment and Non-Competition Agreement dated as of July 1, 2011 between the Company and David M. DeMedio. (Incorporated by reference to Exhibit 10.31 to Form 10-K filed September 27, 2011).

10.14	Sixth Amendment to Employment and Non-Competition Agreement dated September 27, 2011 between the Company and David M. DeMedio. (Incorporated by reference to Exhibit 10.32 to Form 10-K filed September 27, 2011).

10.15	Seventh Amendment to Employment and Non-Competition Agreement dated as of November 7, 2013 between the Company and David M. DeMedio. (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 13, 2013).

10.16	Separation Agreement and Release dated as of October 19, 2015 by and between the Company and David M. DeMedio (Incorporated by reference to Exhibit 10.1 to Form 8-K filed October 20, 2015)

10.17	Letter Agreement dated July 22, 2015, by and between the Company and J. Duncan Smith (Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 4, 2015).

10.18	Separation Agreement and Release dated as of January 22, 2016 by and between the Company and J. Duncan Smith (Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 28, 2016)

10.19**	Second Amendment Employment and Non-Competition Agreement dated as of April 29, 2016 by and between the Company and Michael K. Lawlor

10.20	Master Lease Agreement by and between the Company and Varilease Finance, Inc. as of June 26, 2014 (Incorporated by reference to Exhibit 10.31 to Form 10-K filed on September 29, 2014).

10.21	Sale Leaseback Agreement and Schedule No. 1 by and between the Company and Varilease Finance, Inc. as of June 26, 2014 (Incorporated by reference to Exhibit 10.32 to Form 10-K filed on September 29, 2014).

10.22	Sale Leaseback Agreement and Schedule No. 2 by and between the Company and Varilease Finance, Inc. as of June 26, 2014 (Incorporated by reference to Exhibit 10.33 to Form 10-K filed on September 29, 2014).

10.23	Sale Leaseback Agreement and Schedule No. 3 by and between the Company and Varilease Finance, Inc. as of June 26, 2014 (Incorporated by reference to Exhibit 10.34 to Form 10-K filed on September 29, 2014).

10.24	Sale Leaseback Agreement and Schedule No. 4 by and between the Company and Varilease Finance, Inc. as of June 26, 2014 (Incorporated by reference to Exhibit 10.35 to Form 10-K filed on September 29, 2014).

10.25	Sale Leaseback Agreement and Schedule No. 5 by and between the Company and Varilease Finance, Inc. as of June 26, 2014 (Incorporated by reference to Exhibit 10.36 to Form 10-K filed on September 29, 2014).

10.26	Sale Leaseback Agreement and Schedule No. 6 by and between the Company and Varilease Finance, Inc. as of June 26, 2014 (Incorporated by reference to Exhibit 10.37 to Form 10-K filed on September 29, 2014).

10.27	Amendment No. 1 to Schedule No. 1 to Sale Leaseback Agreement by and between the Company and Varilease Finance, Inc. as of July 9, 2014 (Incorporated by reference to Exhibit 10.38 to Form 10-K filed on September 29, 2014).

10.28	Amendment No. 1 to Schedule No. 2 to Sale Leaseback Agreement by and between the Company and Varilease Finance, Inc. as of July 9, 2014 (Incorporated by reference to Exhibit 10.39 to Form 10-K filed on September 29, 2014).

10.29	Amendment No. 1 to Schedule No. 3 to Sale Leaseback Agreement by and between the Company and Varilease Finance, Inc. as of July 25, 2014 (Incorporated by reference to Exhibit 10.40 to Form 10-K filed on September 29, 2014).

10.30	Amendment No. 1 to Schedule No. 4 to Sale Leaseback Agreement by and between the Company and Varilease Finance, Inc. as of July 29, 2014 (Incorporated by reference to Exhibit 10.41 to Form 10-K filed on September 29, 2014).

10.31	Amendment No. 1 to Schedule No. 5 to Sale Leaseback Agreement by and between the Company and Varilease Finance, Inc. as of July 30, 2014 (Incorporated by reference to Exhibit 10.42 to Form 10-K filed on September 29, 2014).

10.32	Amendment No. 1 to Schedule No. 6 to Sale Leaseback Agreement by and between the Company and Varilease Finance, Inc. as of August 1, 2014 (Incorporated by reference to Exhibit 10.43 to Form 10-K filed on September 29, 2014).

10.33	Visa Incentive Agreement between the Company and Visa U.S.A. Inc., dated as of November 14, 2014 (Portions of this exhibit were redacted pursuant to a confidential treatment request) (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed February 17, 2015).

10.34	Mastercard Acceptance Agreement by and between the Company and Mastercard International Incorporated (Incorporated by reference to Exhibit 10.2 to Form 10-Q filed May 15, 2015) (Portions of this exhibit were redacted pursuant to a confidential treatment request).

10.35	First Amendment to Mastercard Acceptance Agreement by and between the Company and Mastercard International Incorporated dated April 27, 2015 (Incorporated by reference to Exhibit 10.45 to Form 10-K filed September 30, 2015) (Portions of this exhibit were redacted pursuant to a confidential treatment request).

10.36	Third Party Payment Processor Agreement dated April 24, 2015 by and among the Company, JPMorgan Chase Bank, N.A. and Paymentech, LLC (Incorporated by reference to Exhibit 10.46 to Form 10-K filed September 30, 2015) (Portions of this exhibit were redacted pursuant to a confidential treatment request).

10.37	Loan and Security Agreement dated March 29, 2016 by and between the Company and Heritage Bank of Commerce (Portions of this exhibit were redacted pursuant to a confidential treatment request) (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 12, 2016).

10.38	Intellectual Property Security Agreement dated March 29, 2016 by and between the Company and Heritage Bank of Commerce (Portions of this exhibit were redacted pursuant to a confidential treatment request) (Incorporated by reference to Exhibit 10.2 to Form 10-Q filed May 12, 2016).

10.39	Asset Purchase Agreement dated January 15, 2016 by and between the Company and VendScreen, Inc. (Portions of this exhibit were redacted pursuant to a confidential treatment request) (Incorporated by reference to Exhibit 2.1 to Form 10-Q filed May 12, 2016).

10.40	Fifteenth Amendment to Loan and Security Agreement dated as of January 15, 2016 by and between the Company and Avidbank Corporate Finance, a division of Avidbank. (Incorporated by reference to Exhibit 10.3 to Form 10-Q filed May 12, 2016)

21	List of significant subsidiaries of the Company (Incorporated by reference to Exhibit 21 to Form S-1 filed on March 16, 2010).

23.1**	Consent of RSM US LLP, Independent Registered Public Accounting Firm.

31.1**	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2**	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith.

SCHEDULE II

USA TECHNOLOGIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JUNE 30, 2016, 2015, AND 2014

($ in thousands)

			Deductions
			uncollectible
	Balance at	Additions	receivables	Balance
	beginning	charged to	written off, net	at end
ACCOUNTS RECEIVABLE	of period	earnings	of recoveries	of period
June 30, 2016	$1,309	$1,576	$71	$2,814
June 30, 2015	$63	$1,409	$163	$1,309
June 30, 2014	$18	$94	$49	$63

	Balance at	Additions	Deductions,	Balance
	beginning	charged to	Shrinkage and	at end
INVENTORY	of period	earnings	obsolescence	of period
June 30, 2016	$944	$943	$590	$1,297
June 30, 2015	$765	$551	$372	$944
June 30, 2014	$727	$164	$126	$765

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA TECHNOLOGIES, INC

By: /s/ Stephen P. Herbert
Stephen P. Herbert, Chairman
And Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Stephen P. Herbert	Chairman of the Board of Directors	September 13, 2016
Stephen P. Herbert	and Chief Executive Officer
(Principal Executive Officer)

/s/ Leland P. Maxwell	Interim Chief Financial Officer	September 13, 2016
Leland P. Maxwell, CPA	(Principal Accounting Officer)

/s/ Steven D. Barnhart	Director	September 13, 2016
Steven D. Barnhart

/s/ Joel Brooks	Director	September 13, 2016
Joel Brooks

/s/ Robert L. Metzger	Director	September 13, 2016
Robert L. Metzger

/s/ Albin F. Moschner	Director	September 13, 2016
Albin F. Moschner

/s/ William J. Reilly, Jr.	Director	September 13, 2016
William J. Reilly, Jr.

/s/ William J. Schoch	Director	September 13, 2016
William J. Schoch