Form 10-Q
period 2016-09-30
USA TECHNOLOGIES INC
filed 2016-11-09
CIK 896429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 2, 2016, there were 40,297,208 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

USA Technologies, Inc.

Consolidated Balance Sheets

	September 30,	June 30,
($ in thousands, except shares)	2016	2016
	(unaudited)

Assets
Current assets:
Cash	$18,198	$19,272
Accounts receivable, less allowance for doubtful accounts of $2,446 and $2,814, respectively	5,840	4,899
Finance receivables	3,349	3,588
Inventory, net	4,264	2,031
Prepaid expenses and other current assets	1,439	987
Deferred income taxes	2,271	2,271
Total current assets	35,361	33,048

Finance receivables, less current portion	3,962	3,718
Other assets	163	348
Property and equipment, net	9,570	9,765
Deferred income taxes	25,568	25,453
Intangibles, net	754	798
Goodwill	11,703	11,703

Total assets	$87,081	$84,833

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,693	$12,354
Accrued expenses	3,912	3,458
Line of credit, net	7,258	7,119
Current obligations under long-term debt	834	629
Income taxes payable	8	18
Warrant liabilities	-	3,739
Deferred gain from sale-leaseback transactions	685	860
Total current liabilities	21,390	28,177

Long-term liabilities:
Long-term debt, less current portion	1,517	1,576
Accrued expenses, less current portion	11	15
Deferred gain from sale-leaseback transactions, less current portion	-	40
Total long-term liabilities	1,528	1,631

Total liabilities	22,918	29,808

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000 Series A convertible preferred- Authorized shares- 900,000 Issued and outstanding shares- 445,063 with liquidation preference of $18,442 and $18,108, respectively	3,138	3,138
Common stock, no par value: Authorized shares- 640,000,000 Issued and outstanding shares- 40,295,425 and 37,783,444, respectively	244,996	233,394
Accumulated deficit	(183,971)	(181,507)

Total shareholders’ equity	64,163	55,025

Total liabilities and shareholders’ equity	$87,081	$84,833

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	September 30,
($ in thousands, except shares and per share data)	2016	2015
Revenues:
License and transaction fees	$16,365	$12,925
Equipment sales	5,223	3,675
Total revenues	21,588	16,600

Costs of sales/revenues:
Cost of services	11,243	8,705
Cost of equipment	4,178	2,848
Total costs of sales/revenues	15,421	11,553

Gross profit	6,167	5,047

Operating expenses:
Selling, general and administrative	6,909	4,796
Depreciation and amortization	208	139
Total operating expenses	7,117	4,935

Operating income (loss)	(950)	112

Other income (expense):
Interest income	73	51
Interest expense	(212)	(119)
Change in fair value of warrant liabilities	(1,490)	343
Total other income (expense), net	(1,629)	275

Income (loss) before provision for income taxes	(2,579)	387
Benefit (provision) for income taxes	115	(27)

Net income (loss)	(2,464)	360
Cumulative preferred dividends	(334)	(334)
Net income (loss) applicable to common shares	$(2,798)	$26

Net earnings (loss) per common share - basic	$(0.07)	$-
Net earnings (loss) per common share - diluted	$(0.07)	$(0.01)

Basic weighted average number of common shares outstanding	38,488,005	35,848,395
Diluted weighted average number of common shares outstanding	38,488,005	36,487,879

See accompanying notes.

USA Technologies, Inc.

Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
($ in thousands, except shares)	Shares	Amount	Shares	Amount	Deficit	Total

Balance, June 30, 2016	445,063	$3,138	37,783,444	$233,394	$(181,507)	$55,025

Reclass of fair value of warranty liability upon exercise of warrants			-	5,229		5,229
Exercise of warrants			2,376,675	6,193		6,193
Stock based compensation
2013 Stock Incentive Plan			141,839	92		92
2014 Stock Option Incentive Plan			-	48		48
2015 Equity Incentive Plan			-	71		71
Retirement of common stock			(6,533)	(31)		(31)
Net loss					(2,464)	(2,464)

Balance, September 30, 2016	445,063	$3,138	40,295,425	$244,996	$(183,971)	$64,163

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
($ in thousands)	September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$(2,464)	$360
Adjustments to reconcile net income (loss) to net cash provided/(used) by operating activities:
Charges incurred in connection with the vesting and issuance of common stock and common stock options for employee and director compensation	211	272
Gain on disposal of property and equipment	-	(1)
Non-cash interest	105	-
Bad debt expense	97	236
Depreciation	1,257	1,350
Amortization of intangible assets	44	-
Change in fair value of warrant liabilities	1,490	(343)
Deferred income taxes, net	(115)	27
Recognition of deferred gain from sale-leaseback transactions	(215)	(215)
Changes in operating assets and liabilities:
Accounts receivable	(1,038)	38
Finance receivables	(5)	(583)
Inventory	(2,223)	219
Prepaid expenses and other assets	(224)	48
Accounts payable	(3,661)	(1,044)
Accrued expenses	486	(2)
Income taxes payable	(10)	-

Net cash provided/(used) by operating activities	(6,265)	362

INVESTING ACTIVITIES:
Purchase and additions of intangible assets, property and equipment	(168)	(49)
Purchase of property for rental program	(642)	-
Proceeds from sale of property and equipment	-	4

Net cash used by investing activities	(810)	(45)

FINANCING ACTIVITIES:
Cash used for the retirement of common stock	(31)	-
Proceeds from exercise of common stock warrants	6,193	29
Repayment of long-term debt	(161)	(128)

Net cash provided/(used) by financing activities	6,001	(99)

Net increase (decrease) in cash	(1,074)	218
Cash at beginning of period	19,272	11,374
Cash at end of period	$18,198	$11,592

Supplemental disclosures of cash flow information:
Interest paid in cash	$87	$106
Depreciation expense allocated to cost of services	$1,072	$1,199
Reclass of rental program property to inventory, net	$(11)	$(279)
Prepaid items financed with debt	$54	$103
Equipment and software acquired under capital lease	$254	$35
Disposal of property and equipment	$-	$99

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

INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three-month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017. The balance sheet at June 30, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets include goodwill, non-compete agreements, brand, developed technology and customer relationships.

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

ePort hardware is available to customers under the QuickStart program pursuant to which the customer would enter into a five-year non-cancelable lease with either the Company or a third-party financing company for the devices. The Company utilizes its best estimate of selling price when calculating the revenue to be recorded under these leases. The leases qualify for sales type lease accounting. Accordingly, the company recognizes a portion of lease payments as interest income for leases not placed with a third-party financing Company. At the end of the lease period, the customer would have the option to purchase the device at its residual value.

USA Technologies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

2. ACCOUNTING POLICIES (CONTINUED)

PREFERRED STOCK

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-16 in determining whether the Company’s Series A Convertible Preferred Stock (“preferred stock”) is more equity-like or debt-like, and whether derivatives embedded in the preferred stock, if any, must be bifurcated and accounted for separately from its host contract. Based upon management’s review of the preferred stock features, management has determined that the preferred stock is more equity-like and that the embedded derivatives do not require bifurcation. As such, the adoption of this standard did not have a material impact on the company's financial statements.

ACCOUNTING FOR EQUITY AWARDS

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification® (“ASC”) Topic 718, the cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award and allocated over the vesting period of the award.

INCOME TAXES

The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification® (“ASC”) Topic 740, “Accounting for Uncertainty in Income Taxes”, which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the consolidated financial statements. Accordingly, tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of ASC Topic 740 and in subsequent periods.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent that, based on available evidence, it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest or penalties related to uncertain tax positions were accrued or incurred during the three months ended September 30, 2016 and 2015.

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

SOFTWARE DEVELOPMENT COSTS

The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification® (“ASC”) Topic 350-40, “Accounting for the Cost of Computer Software Developed or obtained for Internal Use”, which provides for guidance for what costs can be capitalized for internal use.

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

USA Technologies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

2. ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATION

Commencing with the June 30, 2016 financial statements, the Company changed the manner in which it presents certain unfunded finance receivables in its consolidated balance sheets and the related statements of cash flows. These finance receivables which have yet to be and are expected to be funded by a third-party funding source. The previous accounting classification recorded these constitute amounts as accounts receivable in the consolidated balance sheets and the related statements of cash flows. The impact of this change on the Statement of Cash Flows is as follows:

	Accounts Receivable	Finance Receivables

Per Original Statement of Cash Flows- Three months ended September 30, 2015	$(713)	$168

Impact from the reclassification	751	(751)

Adjusted Statement of Cash Flows- Three months ended September 30, 2015	$38	$(583)

3. EARNINGS PER SHARE CALCULATION

The calculation of basic earnings per share (“eps”) and diluted earnings per share are presented below:

	Three months ended
	September 30,
($ in thousands, except per share data)	2016	2015

Numerator for basic earnings per share - Net loss available to common shareholders	$(2,798)	$26
Gain recorded for reduction in fair value of warrants*	-	(343)
Numerator for diluted earnings per share - Net loss available to common shareholders	$(2,798)	$(317)

Denominator for basic earnings per share - Weighted average shares outstanding	38,488,005	35,848,395
Effect of dilutive potential common shares*	-	639,484
Denominator for diluted earnings per share - Adjusted weighted average shares outstanding	38,488,005	36,487,879

Basic earnings (loss) per share	$(0.07)	$-
Diluted loss per share	$(0.07)	$(0.01)

  * No adjustment necessary for the three months ended September 30, 2016 as the effects would be anti-dilutive.

USA Technologies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

4. FINANCE RECEIVABLES

Finance receivables consist of the following:

	September 30,	June 30,
($ in thousands)	2016	2016
	(unaudited)

Total finance receivables	$7,311	$7,306
Less current portion	3,349	3,588
Non-current portion of finance receivables	$3,962	$3,718

The Company collects monthly payments of its finance receivables from the customers’ transaction fund flow. Accordingly, as the fund flow from these customers’ transactions is generally sufficient to satisfy the amount due to the Company, the risk of loss is considered remote and the Company has not provided for an allowance for credit losses for finance receivables as of September 30, 2016 and June 30, 2016.

Credit Quality Indicators

Credit risk profile based on payment activity:	September 30,	June 30,
	2016	2016
($ in thousands)	(unaudited)
Performing	$7,254	$7,174
Nonperforming	57	132
Total	$7,311	$7,306

USA Technologies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

4. FINANCE RECEIVABLES (CONTINUED)

Age Analysis of Past Due Finance Receivables

As of September 30, 2016

	31 – 60	61 – 90	Greater than			Total
($ in thousands)	Days Past Due	Days Past Due	90 Days Past Due	Total Past Due	Current	Finance Receivables

QuickStart Leases	$2	$10	$45	$57	$7,254	$7,311

Age Analysis of Past Due Finance Receivables

As of June 30, 2016

	31 – 60	61 – 90	Greater than			Total
($ in thousands)	Days Past Due	Days Past Due	90 Days Past Due	Total Past Due	Current	Finance Receivables

QuickStart Leases	$98	$31	$3	$132	$7,174	$7,306

5. GOODWILL AND INTANGIBLES

There was $44 thousand of amortization expense relating to acquired intangible assets during the three months ended September 30, 2016. There was no amortization expense relating to acquired intangible assets during the three months ended September 30, 2015. Intangible asset balances consisted of the following:

($ in thousands)	Balance	Additions/		Balance	Amortization
	June 30, 2016	Adjustments	Amortization	September 30, 2016	Period
Intangible Assets:
Non-compete agreements	$1	$-	$-	$1	2 years
Brand	79	-	(8)	71	3 years
Developed technology	576	-	(32)	544	5 years
Customer relationships	142	-	(4)	138	10 years
Total Intangible Assets	$798	$-	$(44)	$754

Goodwill	$11,703	$-	$-	$11,703	Indefinite

USA Technologies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6. LINE OF CREDIT

During the fiscal year ended June 30, 2016, the Company entered into a Loan and Security Agreement and other ancillary documents (the “Heritage Loan Documents”) with Heritage Bank of Commerce (“Heritage Bank”), providing for a secured asset-based revolving line of credit in an amount of up to $12.0 million (the “Heritage Line of Credit”) at an interest rate calculated based on the Federal Reserves’ Prime plus 2.25%. The Heritage Line of Credit and the Company’s obligations under the Heritage Loan Documents are secured by substantially all of the Company’s assets, including its intellectual property. The maturity date of the Heritage Line of Credit is March 29, 2017. At the time of maturity, all outstanding advances under the Heritage Line of Credit as well as any unpaid interest are due and payable. Prior to maturity of the Heritage Line of Credit, the Company may prepay amounts due under the Heritage Line of Credit without penalty, and subject to the terms of the Heritage Loan Documents, may re-borrow any such amounts.

The Heritage Loan Documents contain customary representations and warranties and affirmative and negative covenants applicable to the Company. The Heritage Loan Documents also require the Company to achieve a minimum Adjusted EBITDA, as defined in the Heritage Loan Documents, measured on a quarterly basis. The Heritage Loan Documents also require that the number of the Company’s connections as of the end of each fiscal quarter shall not decrease by more than five percent as compared to the number of the Company’s connections as of the end of the immediately prior fiscal quarter. As of September 30, 2016, the Company was not in compliance with the minimum Adjusted EBITDA provision of the debt covenant. The Company received a waiver from its bank for the covenant default.

The balance due on the Heritage line of credit was $7.3 million and $7.2 million at September 30, 2016 and June 30, 2016, respectively. As of September 30, 2016, $4.7 million was available under our line of credit. Interest expense on the line of credit was approximately $107 thousand for the three months ended September 30, 2016.

7. LONG-TERM DEBT

The Company periodically enters into capital lease obligations to finance certain office, network equipment and related support for use in its daily operations. During the three-month period ended September 30, 2016 the Company commenced capital lease obligations of $308 thousand. The obligations are due in 12 and 8 quarterly installments of $15 thousand and $21 thousand, respectively. The value of the acquired equipment is included in property and equipment and amortized accordingly.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2016, the fair values of the Company’s Level 3 financial instrument totaled $3.739 million for 2.2 million warrants. The Level 3 financial instrument consist of common stock warrants issued by the Company in March 2011, which include features requiring liability treatment of the warrants. The fair value of warrants issued in March 2011 to purchase shares of the Company’s common stock is based on valuations performed by an independent third-party valuation firm. The fair value was determined using proprietary valuation models using the quality of the underlying securities of the warrants, restrictions on the warrants and security underlying the warrants, time restrictions and precedent sale transactions completed in the secondary market or in other private transactions. During the three months ended September 30, 2016 all of the aforementioned warrants were exercised and the then-fair value warrant liability was reclassified as Common Stock.

The following table summarizes the changes in the Company’s Level 3 financial instruments for the three months ended September 30, 2016 and 2015.

USA Technologies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

8. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

	Three months ended
($ in thousands)	September 30,
	2016	2015

Beginning balance	$(3,739)	$(978)
Increase due to change in fair value of warrant liabilities	(1,490)	343
Reclass of fair value of warranty liability to common stock upon exercise of warrants	5,229	$-
Ending balance	$-	$(635)

There were no transfers of assets or liabilities between level 1, level 2, or level 3 during the three months ended September 30, 2016 and 2015. As of September 30, 2016 and June 30, 2016, the Company held no Level 1 or Level 2 financial instruments.

9. INCOME TAXES

For the three months ended September 30, 2016, an income tax benefit of $115 thousand (substantially all deferred income taxes) was recorded based upon loss before benefit for income taxes using an estimated annual effective income tax rate of 26% for the fiscal year ending June 30, 2017 net of a provision for the tax effect of the change in the fair value of warrant liabilities which was treated discretely.

For the three months ended September 30, 2015, an income tax provision of $27 thousand (substantially all deferred income taxes) was recorded based upon income before provision for income taxes using an estimated annual effective income tax rate of 39% for the fiscal year ending June 30, 2016 net of a benefit for the tax effect of the change in the fair value of warrant liabilities which was treated discretely.

10. EQUITY

WARRANTS

There were 2,376,675 warrants exercised during the three months ended September 30, 2016 at $2.6058 per share yielding proceeds of $6.2 million. Warrant activity for the three-month period ended September 30, 2016 and 2015 was as follows:

	Three months ended
	September 30,
	2016	2015
Beginning balance	2,445,653	4,309,000
Issued	-	-
Exercised	(2,376,675)	(11,000)
Expired	-	-
Ending balance	68,978	4,298,000

USA Technologies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

10. EQUITY (CONTINUED)

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

In August 2016 stock options were awarded to purchase up to 20,080 shares of common stock at an exercise price of $4.98 per share. The options vest on August 31, 2017, and expire if not exercised prior to August 31, 2023. The options are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. The fair value of options granted during the three months ended September 30, 2016 and 2015 was estimated using the following weighted average assumptions:

	Three months ended
	September 30,
	2016	2015
Expected volatility	50.37%	63-66%
Expected life	4 years	4-4.5 years
Expected dividends	0.00%	0.00%
Risk-free interest rate	1.06%	1.34-1.49%
Number of options granted	20,080	119,586
Weighted average exercise price	$4.98	$3.38
Weighted average grant date fair value	$1.98	$1.77

Stock based compensation related to stock options for the three months ended September 30, 2016 and 2015 was $48 thousand and $115 thousand, respectively.

COMMON STOCK

On July 1, 2016 $40 thousand of stock grants were awarded to each non-employee Director based on the prior 30-day average closing price of the Company’s Common Stock, for a total of 56,784 shares. The shares vest as follows: 18,960 on 07/01/2017, 18,960 on 07/01/2018 and 18,954 on 07/01/2019. The total expense recognized for these grants during the three months ended September 30, 2016 was $37 thousand.

During the three months ended September 30, 2016, the Company awarded an aggregate of 78,711 shares to its Chief Executive Officer and Chief Services Officer under its fiscal year 2016 long term stock incentive plan and an aggregate of 6,254 shares to three non-employee Directors in satisfaction of board fees. During the three-month period, the Chief Executive Officer cancelled 6,533 shares of Common Stock awarded to him under the 2016 fiscal year long term stock incentive plan in satisfaction of $31 thousand of related payroll obligations.

USA Technologies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

10. EQUITY (CONTINUED)

LTI PLANS

The Board approved the Fiscal Year 2017 Long-Term Stock Incentive Plan (the “2017 LTI Stock Plan”) which provides that executive officers would be awarded shares of common stock of the Company in the event that certain metrics relating to the Company’s 2017 fiscal year would result in specified ranges of year-over-year percentage growth. The metrics are total number of connections as of June 30, 2017 as compared to total number of connections as of June 30, 2016 (50% weighting) and adjusted EBITDA earned during the 2017 fiscal year as compared to the adjusted EBITDA earned during the 2016 fiscal year (50% weighting).

If none of the minimum threshold year-over-year percentage target goals are achieved, the executive officers would not be awarded any shares. If all of the year-over-year percentage target goals are achieved, the executive officers would be awarded shares having the following value: Chief Executive Officer (“CEO”) - $675,000 (150% of base salary); and Chief Services Officer (“CSO”) - $250,000 (100% of base salary). If all of the maximum distinguished year-over-year percentage target goals are achieved, the executive officers would be awarded shares having the following value: CEO - $1,012,500 (225% of base salary); and CSO - $375,000 (150% of base salary). Assuming the minimum threshold year-over-year percentage target goal would be achieved for a particular metric, the number of shares to be awarded for that metric would be determined on a pro rata basis, provided that the award would not exceed the maximum distinguished award for that metric. The shares awarded under the 2017 LTI Stock Plan would vest as follows: one-third at the time of issuance; one-third on June 30, 2018; and one-third on June 30, 2019.

The Company had long-term stock incentive plans (“LTI”) in prior fiscal years for its then executive officers. Stock based compensation related to the LTI plans was as follows in the three months ended September 2016 and 2015:

	Three months ended
	September 30,
($ in thousands, except per share data)	2016	2015

FY17 LTI Plan	$71	$-
FY16 LTI Plan	3	28
FY15 LTI Plan	7	21
FY14 LTI Plan	-	4
Total	$81	$53

11. COMMITMENTS AND CONTINGENCIES

In the quarter ended September 30, 2016 the Company entered into a lease agreement for its operations in Portland, Oregon, which commenced October 1, 2016. The new location consists of 5,362 square feet and will expire in December 2019. The lease includes monthly rental payments of $11 thousand. The straight-line rent expense for this lease is $11 thousand per month.

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

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected, include, for example:

●	general economic, market or business conditions unrelated to our operating performance;

●	the ability of the Company to raise funds in the future through sales of securities or debt financing in order to sustain its operations if an unexpected or unusual event would occur;

●	the ability of the Company to compete with its competitors to obtain market share;

●	whether the Company’s current or future customers purchase, lease, rent or utilize ePort devices or our other products in the future at levels currently anticipated by our Company;

●	whether the Company’s customers continue to utilize the Company’s transaction processing and related services, as our customer agreements are generally cancelable by the customer on thirty to sixty days’ notice;

●	the ability of the Company to satisfy its trade obligations included in accounts payable and accrued expenses;

●	the ability of a sufficient number of our customers to utilize third party financing companies under our QuickStart program resulting in improved net cash used by operating activities;

●	the incurrence by us of any unanticipated or unusual non-operating expenses which would require us to divert our cash resources from achieving our business plan;

●	the ability of the Company to predict or estimate its future quarterly or annual revenues and expenses given the developing and unpredictable market for its products;

●	the ability of the Company to retain key customers from whom a significant portion of its revenues are derived;

●	the ability of a key customer to reduce or delay purchasing products from the Company;

●	the ability of the Company to obtain widespread commercial acceptance of its products and service offerings such as ePort QuickConnect, mobile payment and loyalty programs;

●	whether any patents issued to the Company will provide the Company with any competitive advantages or adequate protection for its products, or would be challenged, invalidated or circumvented by others;

•	the ability of the Company to operate without infringing the intellectual property rights of others;

●	the ability of our products and services to avoid unauthorized hacking or credit card fraud;

●	whether our remediation of the control deficiencies that gave rise to the material weakness that we identified in our internal controls over financial reporting, and which was reflected in our annual report on Form 10-K for the fiscal year ended June 30, 2016, would be effective;

●	whether we experience additional material weaknesses in our internal controls over financial reporting in the future, and are not able to accurately or timely report our financial condition or results of operations;

●	whether our suppliers would increase their prices, reduce their output or change their terms of sale; and

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

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

OVERVIEW OF THE COMPANY

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

The Company generates revenue in multiple ways. During the quarters ended September 30, 2016 and 2015, we derived 76% and 78% of our revenues from recurring license and transaction fees related to our ePort Connect service and 24% and 22% of our revenue from equipment sales, respectively. Connections to our service stem from the sale or lease of our POS electronic payment devices or certified payment software or the servicing of similar third-party installed POS terminals. Connections to the ePort Connect service are the most significant driver of the Company’s revenues, particularly the recurring revenues from license and transaction fees. Customers can obtain POS electronic payment devices from us in the following ways:

●	Purchasing devices directly from the Company or one of its authorized resellers;

●	Financing devices under the Company’s QuickStart Program, which are non-cancellable sixty month sales-type leases, through an unrelated equipment financing company or directly from the Company; and

●	Renting devices under the Company’s JumpStart Program, which are cancellable month-to-month operating leases.

Highlights of the Company are below:

•	Over 75 employees with its headquarters in Malvern, Pennsylvania as of October 20, 2016

•	Over 11,400 customers and 448,000 connections to our service

•	Three direct sales teams at the national, regional, and local customer-level and a growing number of OEMs and national distribution partners

•	78 United States and foreign patents are in force

•	The Company’s fiscal year ends June 30th

•	The Company has traded on the NASDAQ under the symbol “USAT” since 2007

The Company has deferred tax assets of approximately $28 million resulting from a series of operating loss carry forwards that may be available to offset future taxable income from federal income taxes over the next five or more years.

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

ePort hardware is available to customers under the QuickStart program pursuant to which the customer would enter into a five-year non-cancelable lease with either the Company or a third-party financing company for the devices. At the end of the lease period, the customer would have the option to purchase the device for a nominal fee.

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

Non-compete agreements, brand, developed technology, and customer relationships, with an estimated economic life, are carried at cost less accumulated amortization, which is calculated on a straight-line basis over their estimated economic life. The Company reviews intangibles, subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

HIGHLIGHTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 INCLUDE:

	As of and for the three months ended
(Connections and $'s in thousands, transactions in millions,	September 30,
eps is not rounded)	2016	2015	$ Change	% Change
Revenues:
License and transaction fees	$16,365	$12,925	$3,440	27%
Equipment Sales	5,223	3,675	1,548	42%
Total revenues	$21,588	$16,600	$4,988	30%

License and transaction fee margin	31.3%	32.6%	-1.3%	-4%

Equipment sales gross margin	20.0%	22.5%	-2.5%	-11%

Overall Gross Margin	28.6%	30.4%	-1.8%	-6%

Operating income/(loss)	$(950)	$112	$(1,062)	-948%

Net income/(loss)	$(2,464)	$360	$(2,824)	-784%

Net income (loss) per common shares - basic	$(0.07)	$-	$(0.07)	-700%

Net income (loss) per common shares - diluted	$(0.07)	$(0.01)	$(0.06)	600%

Net New Connections	19	16	3	19%

Total Connections (at period end)	448	349	99	28%

Total Number of Transactions (millions)	95	69	26	38%

Transaction Volume (millions)	$183	$127	$56	44%

Adjusted EBITDA	$663	$1,751	$(1,088)	-62%

Non-GAAP net income (loss)	$(955)	$61	$(1,016)	-1666%

TRENDING QUARTERLY FINANCIAL DATA

The following tables show certain financial and non-financial data over a five-quarter period that management believes give readers insight into certain trends and relationships about the Company’s financial performance.

Table 1: Five Quarters of Select Key Performance Indicators

Five Quarter Connections & Other Data

	As of and for the three months ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2016	2016	2016	2015	2015
Connections:
Gross New Connections	22,000	33,000	34,000	23,000	20,000
% from Existing Customer Base	86%	83%	91%	89%	86%
Net New Connections	19,000	28,000	32,000	20,000	16,000
Total Connections	448,000	429,000	401,000	369,000	349,000

Customers:
New Customers Added	350	300	125	350	675
Total Customers	11,400	11,050	10,750	10,625	10,275

Volumes:
Total Number of Transactions (millions)	95	89	82	76	69
Transaction Volume (millions)	$183	$169	$151	$138	$126

Financing Structure of Connections:
JumpStart	7.7%	6.5%	7.4%	10.1%	13.8%
QuickStart & All Others *	92.3%	93.5%	92.6%	89.9%	86.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

*Includes credit sales with standard trade receivable terms

Highlights of USAT’s connections for the quarter ended September 30, 2016 include:

●	19,000 net new connections to our ePort Connect service in the quarter, compared to 16,000 net connections added in the same quarter last year, an increase of 3,000, or 19%; and

●	448,000 connections to the ePort Connect service compared to the same quarter last year of approximately 349,000 connections, an increase of 99,000 connections, or 28%.

Table 2: Quarter Ended September 30, 2016 compared to Quarter Ended September 30, 2015

	For the three months ended September 30,
($ in thousands, except shares and per share data)	2016	% of Sales	2015	% of Sales	Change	% Change

Revenues:
License and transaction fees	$16,365	75.8%	$12,925	77.9%	$3,440	27%
Equipment sales	5,223	24.2%	3,675	22.1%	1,548	42%
Total revenues	21,588	100.0%	16,600	100.0%	4,988	30%

Costs of sales/revenues:
Cost of services	11,243	68.7%	8,705	67.4%	2,538	29%
Cost of equipment	4,178	80.0%	2,848	77.5%	1,330	47%
Total costs of sales/revenues	15,421	71.4%	11,553	69.6%	3,868	34%

Gross profit	6,167	28.6%	5,047	30.4%	1,120	22%

Operating expenses:
Selling, general and administrative	6,909	32.0%	4,796	28.9%	2,113	44%
Depreciation and amortization	208	1.0%	139	0.8%	69	50%
Total operating expenses	7,117	33.0%	4,935	29.7%	2,182	44%

Operating income (loss)	(950)	-4.4%	112	0.7%	(1,062)	-948%

Other income (expense):
Interest income	73	0.3%	51	0.3%	22	43%
Interest expense	(212)	-1.0%	(119)	-0.7%	(93)	78%
Change in fair value of warrant liabilities	(1,490)	-6.9%	343	2.1%	(1,833)	-534%
Total other income (expense), net	(1,629)	-7.5%	275	1.7%	(1,904)	-692%

Income (loss) before provision for income taxes	(2,579)	-11.9%	387	2.3%	(2,966)	-766%
Benefit (provision) for income taxes	115	0.5%	(27)	-0.2%	142	-526%

Net income (loss)	(2,464)	-11.4%	360	2.2%	(2,824)	-784%
Cumulative preferred dividends	(334)	-1.5%	(334)	-2.0%	-	0%
Net income (loss) applicable to common shares	$(2,798)	-13.0%	$26	0.2%	(2,824)	-10862%

Net earnings (loss) per common share - basic	$(0.07)		$-		$(0.07)	-700%
Net earnings (loss) per common share - diluted	$(0.07)		$(0.01)		$(0.06)	600%

Basic weighted average number of common shares outstanding	38,488,005		35,848,395		2,639,610	7%
Diluted weighted average number of common shares outstanding	38,488,005		36,487,879		2,000,126	5%

Revenue. The increase in net new connections of approximately 19,000 for the three-month period ended September 30, 2016 compared to approximately 16,000 in the same period last year represents an increase of 19%. The Company’s total connections have grown to 448,000 at September 30, 2016 compared to 349,000 at September 30, 2015, or a 28% increase year-over-year. The increase in total connections is driving the growth in license and transaction fees of 27% quarter-over-quarter. The increase in equipment revenue is due to more units sold in the three-month period ended September 30, 2016 compared to the same period last year.

Gross Margin. License and transaction fees gross margin for the three-month period ended September 30, 2016 decreased from 32.6% to 31.3% compared to the three-month period ended September 30, 2015. The decrease in license and transaction gross margin is attributable to the increase in Visa and MasterCard assessment fees, and the change in mix of cards used.

Equipment gross margin decreased from 22.5% for the three-month period ended September 30, 2015 to 20.0% for the three-month period ended September 30, 2016. The decrease in equipment gross margin quarter over quarter is primarily attributable to an increase in inventory reserves related primarily to product returned under various upgrade programs. Increases to the reserve are charged to the Cost of Equipment account in the Statement of Operations.

Operating Expenses Operating expenses increased $2.2 million or 44% for the three-month period ended September 30, 2016 compared to the prior period in 2015. The increases are due to an increase in professional services of $1.7 million and $0.4 million increase in salaries and benefits. The $1.7 million professional services increase as compared to the prior corresponding quarter is attributable to SOX 404 compliance, internal audit, and audit of our financial statements driven primarily by our status as a first time accelerated filer which required an audit of our annual SOX 404 assessment. The $0.4 million increase in salaries and benefits is due to an increase in employee compensation, headcount and employee related medical benefits. The operating expenses as a percentage of sales increased for the three months ended September 30, 2016 to 33% compared to 30% for the three months ended September 30, 2015. Management expects decreased quarterly SG&A expenses during the remainder of fiscal year 2017 due to, among other things, anticipated cost reductions in professional services.

Total Other Income (Expense). Includes interest expense, other income, and the change in the fair value of warrants. The primary driver for volatility in Other Income / (Expense) has been non-cash changes to the fair value of the warrant liabilities which are based on the Company’s stock price. Using the Black-Scholes model, the Company adjusts the warrant liability for fair value through the income statement quarterly. For the three-month period ended September 30, 2016 the Company recorded expense of $1.5 million for the change in the fair value of warrant liabilities compared to income of $0.3 million for the three months ended September 30, 2015. The change in both periods can be primarily attributed to the increase or decrease in the market price of the Company’s common stock at the respective valuation dates.

Net Income (Loss). Net income (loss) is a function of the items described above. Net loss for the first quarter was $2.5 million compared to net income of $0.4 million for the comparable period a year ago. This quarter’s net loss is primarily attributable to the increase in the fair value of warrant liabilities of $1.5 million, as well as the operating loss which reflects a $1.7 million dollar increase in professional service fees as compared to the prior corresponding quarter, which is related to SOX 404 compliance, internal audit, and audit of our financial statements driven primarily by our status as a first time accelerated filer which required an audit of our annual SOX 404 assessment. The warrants requiring liability accounting treatment were all exercised by the September expiration date.

Adjusted EBITDA. For the three months ended September 30, 2016 adjusted EBITDA decreased from $1.7 million at September 30, 2015 to $0.7 million at September 30, 2016. The $1.0 million decrease was primarily due to increases in professional service fees and salaries and benefits reflected in SG&A.

Non-GAAP Net Income (Loss). For the three months ended September 30, 2016 non-GAAP net income decreased $1.0 million primarily due to a decrease of the non-cash portion of the income tax provision of $0.9 million compared to the previous period in 2015.

Weighted Average Shares Outstanding. The increase in the weighted average number of common shares was due to exercises of warrants and to stock issued through the Company’s stock based compensation programs.

Table 4: Reconciliation of Net Income (Loss) to Adjusted EBITDA:

	Three months ended
	September 30,
($ in thousands)	2016	2015
Net income (loss)	$(2,464)	$360
Less interest income	(73)	(51)
Plus interest expenses	212	119
Plus income tax provision / (Less income tax benefit)	(115)	27
Plus depreciation expense	1,257	1,350
Plus amortization expense	44	-
EBITDA	(1,139)	1,805

Plus loss on fair value of warrant liabilities / (Less gain on fair value of warrant liabilities)	1,490	(343)
Plus stock-based compensation	211	272
Plus VendScreen non-recurring charges	101	17
Adjustments to EBITDA	1,802	(54)
Adjusted EBITDA	$663	$1,751

As used herein, Adjusted EBITDA represents net income (loss) before interest income, interest expense, income taxes, depreciation, amortization, non-recurring fees and charges that were incurred in connection with the integration of the VendScreen business, change in fair value of warrant liabilities and stock-based compensation expense. We have excluded the non-operating item, change in fair value of warrant liabilities, because it represents a non-cash gain or charge that is not related to the Company’s operations. We have excluded the non-cash expense, stock-based compensation, as it does not reflect the cash-based operations of the Company. We have excluded the non-recurring costs and expenses incurred in connection with the VendScreen transaction in order to allow more accurate comparison of the financial results to historical operations. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance. Additionally, the Company utilizes Adjusted EBTIDA as a metric in its executive officer and management incentive compensation plans.

Table 5: Selling General & Administrative (SG&A) Expenses

	Three months ended
($ in thousands)	September 30,	% of	June 30,	% of	March 31,	% of	December 31,	% of	September 30,	% of
	2016	SG&A	2016	SG&A	2016	SG&A	2015	SG&A	2015	SG&A

Salaries and benefit costs	$3,129	45.3%	$3,050	45.4%	$2,760	45.4%	$2,786	58.6%	$2,685	56.0%
Marketing related expenses	329	4.8%	635	9.4%	362	5.9%	335	7.0%	333	6.9%
Professional services	2,520	36.5%	1,533	22.8%	1,152	18.9%	839	17.6%	782	16.3%
Bad debt expense	97	1.4%	470	7.0%	505	8.3%	239	5.0%	236	4.9%
Premises, equipment and insurance costs	499	7.2%	555	8.3%	460	7.5%	347	7.3%	399	8.3%
Research and development expenses	124	1.8%	123	1.8%	131	2.1%	37	0.8%	191	4.0%
VendScreen non-recurring charges	101	1.5%	258	3.8%	461	7.6%	106	2.2%	17	0.4%
Litigation related professional fees	33	0.5%	51	0.8%	105	1.7%	-	0.0%	-	0.0%
Other expenses	77	1.1%	46	0.7%	158	2.6%	73	1.5%	153	3.2%
Total SG&A expenses	$6,909	100%	$6,721	100%	$6,094	100%	$4,762	100%	$4,796	100%

Total Revenue	$21,588		$21,944		$20,361		$18,503		$16,600
SG&A expenses as a percentage of revenue	32.0%		30.6%		29.9%		25.7%		28.9%

Salaries and Benefit Costs. Includes employee compensation and benefits, directors’ fees, incentives, and stock-based compensation. The increase in cost for the three-month period ended September 30, 2016, related to increases in employee compensation, headcount, primarily due to the VendScreen acquisition and employee health benefits.

Marketing Related. Marketing related costs were relatively flat for the three-month period ended September 30, 2016 in comparison to this same period 2015.

Professional Services. Includes information technology, legal, public relations, auditing, SOX 404 and other consulting work. The increase for the three-month period ended September 30, 2016 is related to SOX 404 compliance, internal audit, and audit of our financial statements driven primarily by our status as a first time accelerated filer which required an audit of our annual SOX 404 assessment. The Company anticipates decreased professional services fees during the remainder of fiscal 2017.

Bad Debt expense. Provision for bad debt reflects the most current assessment of reserves required.

Premises, equipment and insurance costs. Includes facilities, supplies, printing and postage, sales & use taxes, and workers compensation. The increase for the three-month period ended September 30, 2016 compared to the same period in 2015 was from increases in rent expense for the addition of the Portland Office in January 2016 and new lease agreements for its Malvern, PA offices, and liability insurance.

Research and development. Includes product development costs that cannot be capitalized, including materials and contractors.

Non-recurring charges. Includes VendScreen integration expenses for professional fees.

Litigation related professional fees. Includes legal and other professional fees incurred in connection with the class action litigation and investigation conducted by the Special Litigation Committee of the Board of Directors described in our Form 10-K for the 2016 fiscal year (the “SLC Investigation”).

Other expenses. Includes bank fees, recruiting expenses, non-inventory supplies, and subscriptions.

Table 6: Non-GAAP Earnings (Loss) per Share

	Three Months ended
	September 30,
($ in thousands)	2016	2015

Net income (loss)	$(2,464)	$360
Non-GAAP adjustments:
Non-cash portion of income tax provision	(115)	27
Fair value of warrant adjustment	1,490	(343)
VendScreen non-recurring charges	101	17
Litigation related professional fees	33	-
Non-GAAP net income (loss)	$(955)	$61

Net income (loss)	$(2,464)	$360
Cumulative preferred dividends	(334)	(334)
Net income (loss) applicable to common shares	$(2,798)	$26

Non-GAAP net income (loss)	$(955)	$61
Cumulative preferred dividends	(334)	(334)
Non-GAAP net income (loss) applicable to common shares	$(1,289)	$(273)

Net income (loss) per common share - basic	$(0.07)	$-
Net income (loss) per common share - diluted	$(0.07)	$(0.01)
Non-GAAP net income (loss) per common share - basic	$(0.03)	$(0.01)
Non-GAAP net income (loss) per common share - diluted	$(0.03)	$(0.01)
Basic weighted average number of common shares outstanding	38,488,005	35,848,395
Diluted weighted average number of common shares outstanding	38,488,005	36,487,879

The increase in the weighted average number of common shares was due to exercises of warrants and to stock issued through the Company’s stock based compensation programs.

As used herein, non-GAAP net income (loss) represents GAAP (Generally Accepted Accounting Principles) net income (loss) excluding costs or benefits relating to any adjustment for fair value of warrant liabilities and non-cash portions of the Company’s income tax benefit (provision), non-recurring fees and charges that were incurred in connection with the integration of the VendScreen business, and professional fees incurred in connection with the class action litigation and the SLC Investigation. Non-GAAP net earnings (loss) per common share - diluted is calculated by dividing non-GAAP net income (loss) applicable to common shares by the number of diluted weighted average shares outstanding. Management believes that non-GAAP net income (loss) is an important measure of USAT’s business. Non-GAAP net income (loss) is a non-GAAP financial measure which is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Management believes that non-GAAP net income (loss) and non-GAAP net earnings (loss) per share are important measures of the Company's business. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that this non-GAAP financial measure serves as a useful metric for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance. Additionally, the Company utilizes non-GAAP net income (loss) as a metric in its executive officer and management incentive compensation plans.

Table 7: Balance Sheet as of September 30, 2016 Compared to June 30, 2016

($ in thousands)	September 30,	June 30,
	2016	2016	Change	% Change
Assets
Current assets:
Cash	$18,198	$19,272	$(1,074)	-6%
Accounts receivable, less allowance	5,840	4,899	941	19%
Finance receivables	3,349	3,588	(239)	-7%
Inventory, net	4,264	2,031	2,233	110%
Prepaid expenses and other current assets	1,439	987	452	46%
Deferred income taxes	2,271	2,271	-	0%
Total current assets	35,361	33,048	2,313	7%

Finance receivables, less current portion	3,962	3,718	244	7%
Other assets	163	348	(185)	-53%
Property and equipment, net	9,570	9,765	(195)	-2%
Deferred income taxes	25,568	25,453	115	0%
Intangibles, net	754	798	(44)	-6%
Goodwill	11,703	11,703	-	0%
Total assets	$87,081	$84,833	$2,248	3%

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$8,693	$12,354	$(3,661)	-30%
Accrued expenses	3,912	3,458	454	13%
Line of credit, net	7,258	7,119	139	2%
Current obligations under long-term debt	834	629	205	33%
Income taxes payable	8	18	(10)	-56%
Warrant liabilities	-	3,739	(3,739)	100%
Deferred gain from sale-leaseback transactions	685	860	(175)	-20%
Total current liabilities	21,390	28,177	(6,787)	-24%
Long-term liabilities
Long-term debt, less current portion	1,517	1,576	(59)	-4%
Accrued expenses, less current portion	11	15	(4)	-27%
Deferred gain from sale-leaseback transactions, less current portion	-	40	(40)	-100%
Total long-term liabilities	1,528	1,631	(103)	-6%
Total liabilities	22,918	29,808	(6,890)	-23%

Shareholders’ equity:
Preferred stock, no par value	3,138	3,138	-	0%
Common stock, no par value	244,996	233,394	11,602	5%
Accumulated deficit	(183,971)	(181,507)	(2,464)	1%
Total shareholders’ equity	64,163	55,025	9,138	17%
Total liabilities and shareholders’ equity	$87,081	$84,833	$2,248	3%

Net working capital	$13,971	$4,871	$9,100	187%

Key points from the Balance Sheet as of September 30, 2016 compared to June 30, 2016 include:

•	$9.1 million increase to shareholders’ equity primarily due to $11.4 million increase in common stock offset by our $2.5 million net loss. Common stock increased by $6.2 million of cash proceeds and $5.2 million of fair value, both attributable to warrants exercised for issuance of approximately 2.4 million shares of common stock;

•	$9.1 million increase in net working capital primarily attributable to $3.7 million decrease in accounts payable as a result of last day of the quarter occurring on a Friday and elimination of any warrant liabilities as of September 30, 2016;

•	$3.7 million decrease in warrant liabilities due to exercise of all remaining applicable warrants during the current quarter;

•	$3.7 million decrease in accounts payable primarily as a result of the last day of the quarter occurring on a Friday, which has the highest level of routine customer payments of all weekdays; and,

•	$2.2 million increase in inventory to provide stock for anticipated sales in subsequent quarters.

LIQUIDITY AND CAPITAL RESOURCES

Table 8: Quarterly Cash Flows

	Three months ended
($ in thousands)	September 30,	June 30,	March 31,	December 31,	September 30,
	2016	2016	2016	2015	2015
OPERATING ACTIVITIES:
Net (loss) income	$(2,464)	$(872)	$(5,420)	$(874)	$360
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Charges incurred in connection with the vesting and issuance of common stock for employee and director compensation	211	198	142	237	272
Gain on disposal of property and equipment	-	(110)	(15)	(41)	(1)
Non-cash interest and amortization of debt discount	105	13	-	-	-
Bad debt expense	97	470	506	238	236
Depreciation	1,257	1,272	1,190	1,323	1,350
Amortization of intangible assets	44	43	44	-	-
Impairment of intangible asset		432	-	-	-
Change in fair value of warrant liabilities	1,490	(18)	4,805	1,230	(343)
Deferred income taxes, net	(115)	(748)	(93)	154	27
Recognition of deferred gain from sale-leaseback transactions	(215)	(215)	(215)	(215)	(215)
Changes in operating assets and liabilities:
Accounts receivable	(1,038)	2,977	(1,872)	(767)	38
Finance receivables	(5)	(2,587)	(154)	533	(583)
Inventory	(2,223)	(82)	250	649	219
Prepaid expenses and other assets	(224)	(397)	(160)	(254)	48
Accounts payable	(3,661)	329	4,154	(1,623)	(1,044)
Accrued expenses	486	115	1,166	(13)	(2)
Income taxes payable	(10)	453	-	(70)	-
Net change in operating assets and liabilities	(6,675)	808	3,384	(1,545)	(1,324)
Net cash provided (used) by operating activities	(6,265)	1,273	4,328	507	362

INVESTING ACTIVITIES:
Purchase and additions of intangible assets, property and equipment	(168)	(207)	(164)	(118)	(49)
Purchase of property for rental program	(642)	-	-	-	-
Proceeds from sale of property and equipment	-	265	19	101	4
Cash paid for assets acquired from VendScreen	-	-	(5,625)	-	-
Net cash provided by (used in) investing activities	(810)	58	(5,770)	(17)	(45)

FINANCING ACTIVITIES:
Cash used for the retirement of common stock	(31)	(173)	-	(40)	-
Proceeds from exercise of common stock warrants	6,193	3,237	1,652	-	29
Proceeds (payments) from line of credit	-	138	33	3,000	-
Repayment of long-term debt	(161)	(162)	(151)	(233)	(128)
Net cash provided by (used in) financing activities	6,001	3,040	1,534	2,727	(99)

Net increase (decrease) in cash	(1,074)	4,371	92	3,217	218
Cash at beginning of period	19,272	14,901	14,809	11,592	11,374
Cash at end of period	$18,198	$19,272	$14,901	$14,809	$11,592

Supplemental disclosures of cash flow information:
Interest paid in cash	$87	$147	$191	$107	$106
Depreciation expense allocated to cost of services	$1,072	$1,139	$1,051	$1,186	$1,199
Reclass of rental program property to inventory, net	$(11)	$415	$347	$777	$(279)
Prepaid items financed with debt	$54	$-	$-	$-	$103
Warrant issuance for debt discount	$-	$-	$52	$-	$-
Debt financing cost financed with debt	$-	$-	$79	$-	$-
Equipment and software acquired under capital lease	$254	$-	$409	$-	$35
Disposal of property and equipment	$-	$555	$189	$238	$99

Operating cash flow for the quarter ended September 30, 2016 decreased by $6.6 million from the quarter ended September 30, 2015. The decrease is primarily due to:

•	$5.4 million decrease in cash provided by operating assets and liabilities, comprised primarily of

○	$2.6 million used for accounts payable attributable to the last day of the current quarter being a Friday, the weekday on which we transfer the largest routine payments to our customers for their cashless transaction proceeds net of our license and transaction fees; and

○	$2.4 million used for inventory for anticipated sales in subsequent quarters.

•	$1.3 million decrease in net income (loss) as adjusted for non-cash operating items comprised of

○	$2.5 million net loss offset by $2.9 million of non-cash operating items for the quarter ended September 30, 2016, as compared to

○	$0.4 million of net income and $1.3 million of non-cash operating items for the quarter ended September 30, 2015.

Financing activities, namely $6.2 million of proceeds from exercise of common stock warrants, contributed to positive cash flow from financing activities during the three months ended September 30, 2016.

In September 2014, the Company reintroduced QuickStart, a program whereby our customers are able to purchase our ePort hardware via a five-year, non-cancellable finance agreement. Under the QuickStart program, the Company sells the equipment to customers and creates a long-term and current finance receivable for five-year agreements. In the third and fourth quarters of fiscal 2015, the Company signed vendor agreements with two finance companies, whereby our customers would enter into agreements directly with the finance companies as part of our QuickStart program. Under this scenario, the Company invoices the finance company for the equipment financed by our customer, and typically receives full payment within thirty days. Prior to the reintroduction of QuickStart, the Company had financed its customers’ acquisition of ePort equipment primarily through the JumpStart rental program. Under Jumpstart, the Company records an investing capital expenditure cash outflow for the equipment provided and fixed assets on the balance sheet, and then receives rental income from a month-to-month lease. QuickStart through third-party finance companies reduces cash flow needed for investing activities and improves the cash flow from operations.

Since entering into vendor agreements with two third-party finance companies, the majority of QuickStart sales consummated have been with customers entering into agreements directly with the finance companies. Our customers have shifted from acquiring our products via JumpStart, which accounted for 65% of our gross connections in fiscal year 2014, to QuickStart and sales under normal trade receivable terms, which accounted for 89% and 91% of our gross connections in fiscal year 2015 and 2016, respectively. JumpStart was approximately 8% of gross connections in the first three months of fiscal year 2017.

The Company is seeking to expand its outside financing partners. The goal of the program would be to have enough finance partners so that the Company would not need to provide financing to its customers.

Sources of Cash

The Company’s liquidity position is demonstrated by its net working capital, which is defined as current assets less current liabilities, which was $14.0 million, $4.9 million, ($0.2) million, $9.9 million, and $7.7 million over the last five quarter-end reporting dates beginning September 30, 2016 and working backwards. As of September 30, 2016, the Company’s primary sources of cash include:

•	Cash on hand of approximately $18.2 million;

•	$4.7 million available under the line of credit provided we continue to satisfy the various covenants set forth in the loan agreement, including the requirement to meet minimum quarterly adjusted EBITDA, as defined in the loan agreement;

•	Sales to third party lenders of all or a portion of our finance receivables; and

•	Anticipated cash which may be provided by operating activities in future quarters.

The Company believes its existing cash and available cash resources described above, would provide sufficient capital resources to operate its anticipated business over the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since June 30, 2016. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended June 30, 2016.

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness as of the end of the period covered by this Form 10-Q of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). We maintain disclosure controls and procedures to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of the end of such period because of the material weakness in our internal control over financial reporting identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the "2016 Form 10-K"), as described below. Notwithstanding the material weakness identified in the 2016 Form 10-K, our management, including our chief executive officer and chief financial officer, has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

(b) Changes in Internal Control Over Financial Reporting

In our Form 2016 10-K, we stated that based on its assessment, management identified control deficiencies, including three significant deficiencies, in the design or operating effectiveness of the Company's internal control over financial reporting, which when aggregated, represent a material weakness in internal control. The significant deficiencies included that the operation of an existing control did not result in timely resolution of account receivable aging issues; the design of certain of our internal controls allowed for errors or omissions in the accrual process; and one operational control did not identify certain merchant receivables as one of the critical accounts to be audited on a monthly basis.

During the quarter ended September 30, 2016, the Company implemented the following changes in its internal controls over financial reporting relating to the significant deficiencies identified in our 2016 Form 10-K:

•	With respect to accounts receivable aging and related reserves, the related internal control has been expanded to include more frequent and more detailed analysis of accounts receivable including the recording of accruals, write-downs, write-offs or other changes as needed.

•	In connection with the errors or omissions in the accrual process, the related internal control was redesigned during the first quarter to include improved control over timely recording of accruals. Further, the length of time in which post-closing accounts payable are satisfied was extended to provide a more detailed analysis of accounts payable and related accruals, and to ensure that an expense is recorded in its proper period.

•

In connection with the significant deficiency relating to the operational control which did not identify merchant receivables as one of the critical accounts to be audited on a monthly basis, management has identified the merchant receivable as a critical account to be analyzed each month.

We are in the process of remediating the control deficiencies that gave rise to the material weakness, including the significant deficiencies referred to above. As stated in the 2016 Form 10-K, we are committed to remediating the control deficiencies that gave rise to the material weakness.

Except as described above, there were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information.

Item 1. Legal Proceedings

As previously reported, on October 1, 2015, a purported class action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company and its executive officers alleging violations under the Securities Exchange Act of 1934. On April 14, 2016, the Court issued an order granting the Company’s motion to dismiss the amended complaint without leave to amend and the plaintiff filed an appeal of this order with the United States Court of Appeals for the Third Circuit. On August 16, 2016, the plaintiff filed a motion for relief from final judgment with the District Court seeking an order modifying the District Court’s previous order dismissing the complaint, and permitting the plaintiff to file another amended complaint. On September 19, 2016, the District Court issued an order denying the plaintiff’s motion for relief from final judgment, and on October 4, 2016, the plaintiff filed an appeal of this order with the Court of Appeals. On October 6, 2016, the Court of Appeals consolidated the two appeals of plaintiff for all purposes, and issued a briefing and scheduling order.

Item 3. Defaults Upon Senior Securities

There were no defaults on any senior securities. On August 1, 2016, an additional $334 thousand of dividends were accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of September 30, 2016 was $14 million. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

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

USA TECHNOLOGIES, INC.

Date: November 9, 2016	/s/ Stephen P. Herbert
Stephen P. Herbert,
Chief Executive Officer

Date: November 9, 2016	/s/ Leland P. Maxwell
Leland P. Maxwell
Interim Chief Financial Officer

