Form 10-Q
period 2016-12-31
USA TECHNOLOGIES INC
filed 2017-02-09
CIK 896429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number 001-33365

USA Technologies, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2679963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Deerfield Lane, Suite 300, Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)

(610) 989-0340

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☒	Non-accelerated filer ◻
Smaller reporting company ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ☒

As of February 1, 2017, there were 40,327,675 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Consolidated Financial Statements

USA Technologies, Inc.

Consolidated Balance Sheets

	December 31,	June 30,
($ in thousands, except shares)	2016	2016
	(unaudited)	(audited)
Assets
Current assets:
Cash	$18,034	$19,272
Accounts receivable, less allowance for doubtful accounts of $2,546 and $2,814, respectively	6,796	4,899
Finance receivables, less allowance for credit losses of $29 and $0, respectively	1,442	3,588
Inventory, net	4,786	2,031
Prepaid expenses and other current assets	1,764	987
Deferred income taxes	2,271	2,271
Total current assets	35,093	33,048

Finance receivables, less current portion	3,956	3,718
Other assets	145	348
Property and equipment, net	9,433	9,765
Deferred income taxes	25,568	25,453
Intangibles, net	711	798
Goodwill	11,492	11,703
Total assets	$86,398	$84,833

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$9,090	$12,354
Accrued expenses	2,912	3,458
Line of credit, net	7,078	7,119
Current obligations under long-term debt	766	629
Income taxes payable	6	18
Warrant liabilities	—	3,739
Deferred gain from sale-leaseback transactions	470	860
Total current liabilities	20,322	28,177

Long-term liabilities:
Long-term debt, less current portion	1,394	1,576
Accrued expenses, less current portion	52	15
Deferred gain from sale-leaseback transactions, less current portion	—	40
Total long-term liabilities	1,446	1,631

Total liabilities	21,768	29,808

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000 Series A convertible preferred- Authorized shares- 900,000 Issued and outstanding shares- 445,063 with liquidation preference of $18,442 and $18,108, respectively	3,138	3,138
Common stock, no par value: Authorized shares- 640,000,000 Issued and outstanding shares- 40,321,941 and 37,783,444, respectively	245,230	233,394
Accumulated deficit	(183,738)	(181,507)

Total shareholders’ equity	64,630	55,025

Total liabilities and shareholders’ equity	$86,398	$84,833

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
($ in thousands, except shares and per share data)	2016	2015	2016	2015
Revenues:
License and transaction fees	$16,639	$13,674	$33,004	$26,599
Equipment sales	5,117	4,829	10,340	8,504
Total revenues	21,756	18,503	43,344	35,103

Costs of sales/revenues:
Cost of services	11,389	9,067	22,632	17,772
Cost of equipment	4,033	3,953	8,211	6,801
Total costs of sales/revenues	15,422	13,020	30,843	24,573

Gross profit	6,334	5,483	12,501	10,530

Operating expenses:
Selling, general and administrative	5,793	4,762	12,702	9,558
Depreciation and amortization	307	127	515	266
Total operating expenses	6,100	4,889	13,217	9,824

Operating income (loss)	234	594	(716)	706

Other income (expense):
Interest income	200	20	273	71
Interest expense	(201)	(104)	(413)	(223)
Change in fair value of warrant liabilities	—	(1,230)	(1,490)	(887)
Total other income (expense), net	(1)	(1,314)	(1,630)	(1,039)

Income (loss) before income taxes	233	(720)	(2,346)	(333)
Benefit (provision) for income taxes	—	(154)	115	(181)

Net income (loss)	233	(874)	(2,231)	(514)
Cumulative preferred dividends	—	—	(334)	(334)
Net income (loss) applicable to common shares	$233	$(874)	$(2,565)	$(848)

Net earnings (loss) per common share - basic	$0.01	$(0.02)	$(0.07)	$(0.02)
Net earnings (loss) per common share - diluted	$0.01	$(0.02)	$(0.07)	$(0.02)

Basic weighted average number of common shares outstanding	40,308,934	35,909,933	39,398,469	35,879,164
Diluted weighted average number of common shares outstanding	40,730,712	35,909,933	39,398,469	35,879,164

See accompanying notes.

USA Technologies, Inc.

Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
($ in thousands, except shares)	Shares	Amount	Shares	Amount	Deficit	Total
Balance, June 30, 2016	445,063	$3,138	37,783,444	$233,394	$(181,507)	$55,025

Reclass of fair value of warranty liability upon exercise of warrants			—	5,229		5,229
Exercise of warrants			2,401,408	6,193		6,193
Stock based compensation
2013 Stock Incentive Plan			143,622	194		194
2014 Stock Option Incentive Plan			—	95		95
2015 Equity Incentive Plan			—	156		156
Retirement of common stock			(6,533)	(31)		(31)
Net loss					(2,231)	(2,231)
Balance, December 31, 2016	445,063	$3,138	40,321,941	$245,230	$(183,738)	$64,630

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
($ in thousands)	2016	2015	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$233	$(874)	$(2,231)	$(514)
Adjustments to reconcile net income (loss) to net cash provided/(used) by operating activities:
Charges incurred in connection with the vesting and issuance of common stock and common stock options for employee and director compensation	233	237	445	509
Gain on disposal of property and equipment	(31)	(41)	(31)	(42)
Non-cash interest	(79)	—	26	—
Bad debt expense	352	238	450	474
Depreciation	1,220	1,323	2,477	2,673
Amortization of intangible assets	43	—	87	—
Change in fair value of warrant liabilities	—	1,230	1,490	887
Deferred income taxes, net	—	154	(115)	181
Recognition of deferred gain from sale-leaseback transactions	(215)	(215)	(430)	(430)
Changes in operating assets and liabilities:
Accounts receivable	(1,309)	(448)	(2,347)	(409)
Finance receivables	2,125	214	2,119	(370)
Inventory	(467)	649	(2,689)	868
Prepaid expenses and other assets	(318)	(254)	(542)	(206)
Accounts payable	397	(1,623)	(3,266)	(2,667)
Accrued expenses	(1,061)	(13)	(574)	(15)
Income taxes payable	(1)	(70)	(12)	(70)
Net cash provided/(used) by operating activities	1,122	507	(5,143)	869
INVESTING ACTIVITIES:
Purchase and additions of property and equipment	(441)	(118)	(609)	(167)
Purchase of property for rental program	(693)	—	(1,335)	—
Proceeds from sale of property and equipment	61	101	61	105
Net cash used by investing activities	(1,073)	(17)	(1,883)	(62)

FINANCING ACTIVITIES:
Cash used for the retirement of common stock	—	(40)	(31)	(11)
Proceeds from exercise of common stock warrants	—	—	6,193	—
Proceeds (payments) from line of credit, net	—	3,000	—	3,000
Repayment of long-term debt	(213)	(233)	(374)	(361)

Net cash provided/(used) by financing activities	(213)	2,727	5,788	2,628

Net increase (decrease) in cash	(164)	3,217	(1,238)	3,435
Cash at beginning of period	18,198	11,592	19,272	11,374
Cash at end of period	$18,034	$14,809	$18,034	$14,809

Supplemental disclosures of cash flow information:
Interest paid in cash	$382	$107	$469	$213
Depreciation expense allocated to cost of services	$967	$1,186	$2,050	$2,385
Reclass of rental program property to inventory, net	$(55)	$777	$(66)	$498
Prepaid items financed with debt	$—	$—	$54	$103
Equipment and property acquired under capital lease	$18	$—	$272	$35
Disposal of property and equipment	$570	$238	$570	$337

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

INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three and six-month periods ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017. The balance sheet at June 30, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

USA Technologies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

FINANCE RECEIVABLES

The Company offers extended payment terms to certain customers for equipment sales under its Quick Start Program. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification® (“ASC”) Topic 840, “Leases”, agreements under the Quick Start Program qualify for sales-type lease accounting. Accordingly, the future minimum lease payments are classified as finance receivables in the Company’s consolidated balance sheets. Finance receivables for Quick Start leases are generally for a sixty month term. Finance receivables are carried at their contractual amount and charged off against the allowance for credit losses when management determines that recovery is unlikely and the Company ceases collection efforts. The Company recognizes a portion of the note or lease payments as interest income in the accompanying consolidated financial statements based on the effective interest rate method.

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

Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with (“ASC”) 350, “Intangibles – Goodwill and Other”. Under (“ASC”) 350, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements.” (“ASU”) 2010-06 amends certain disclosure requirements of Subtopic 820-10. This (“ASU”) provides additional disclosures for transfers in and out of Levels 1 and 2 and for activity in Level 3. This (“ASU”) also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques.

The Company’s financial assets and liabilities are accounted for in accordance with (“ASC”) 820 “Fair Value Measurement.” Under (“ASC”) 820 the Company uses inputs from the three levels of the fair value hierarchy to measure its financial assets and liabilities. The three levels are as follows:

Level 1- Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

USA Technologies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

REVENUE RECOGNITION

Revenue from the sale or QuickStart lease of equipment is recognized on the terms of freight-on-board shipping point. Activation fee revenue, if applicable, is recognized when the Company’s cashless payment device is initially activated for use on the Company network. Transaction processing revenue is recognized upon the usage of the Company’s cashless payment and control network. License fees for access to the Company’s devices and network services are recognized on a monthly basis. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. The Company estimates an allowance for product returns at the date of sale and license and transaction fee refunds on a monthly basis. The company makes an adjustment for rebates and product returns.

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

PREFERRED STOCK

The Company adopted the provisions of (“ASU”) 2014-16 in determining whether the Company’s Series A Convertible Preferred Stock (“preferred stock”) is more equity-like or debt-like, and whether derivatives embedded in the preferred stock, if any, must be bifurcated and accounted for separately from its host contract. Based upon management’s review of the preferred stock features, management has determined that the preferred stock is more equity-like and that the embedded derivatives do not require bifurcation. As such, the adoption of this standard did not have a material impact on the company's financial statements.

ACCOUNTING FOR EQUITY AWARDS

In accordance with the (“ASC”) Topic 718, the cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award and allocated over the vesting period of the award.

INCOME TAXES

The Company follows the (“ASC”) Topic 740, “Accounting for Uncertainty in Income Taxes”, which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the consolidated financial statements. Accordingly, tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of (“ASC”) Topic 740 and in subsequent periods.

USA Technologies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent that, based on available evidence, it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest or penalties related to uncertain tax positions were accrued or incurred during the three and six months ended December 31, 2016 and 2015.

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

SOFTWARE DEVELOPMENT COSTS

The Company follows the (“ASC”) Topic 350-40, “Accounting for the Cost of Computer Software Developed or obtained for Internal Use”, which provides for guidance for what costs can be capitalized for internal use.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company is evaluating whether the effects of the following recent accounting will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In October 2016, the (“FASB”) issued (“ASU”) 2016-19 – “Technical Corrections and Improvements”.

In January 2017, the (“FASB”) issued (“ASU”) 2017-04 – “Intangibles-Goodwill and Other (Topic 350): Simplifying the test for Goodwill Impairment.

USA Technologies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

RECLASSIFICATION

Commencing with the June 30, 2016 financial statements, the Company changed the manner in which it presents certain unfunded finance receivables in its consolidated balance sheets and the related statements of cash flows. These finance receivables have yet to be and are expected to be funded by a third-party funding source. The previous accounting classification recorded these amounts as accounts receivable in the consolidated balance sheets and the related statements of cash flows. The impact of this change on the Statement of Cash Flows is as follows:

	Three months ended		Six months ended
	December 31, 2015		December 31, 2015
	Accounts	Finance	Accounts	Finance
	Receivable	Receivables	Receivable	Receivables
Per Original Statement of Cash Flows	$(767)	$533	$(1,480)	$701

Impact from the reclassification	319	(319)	1,071	(1,071)
Adjusted Statement of Cash Flows	$(448)	$214	$(409)	$(370)

3. EARNINGS PER SHARE CALCULATION

The calculation of basic earnings per share (“eps”) and diluted earnings per share are presented below:

	Three months ended		Six months ended
	December 31,		December 31,
($ in thousands, except per share data)	2016	2015	2016	2015

Numerator for basic earnings per share - Net income (loss) available to common shareholders	$233	$(874)	$(2,565)	$(848)
Gain recorded for reduction in fair value of warrants*	—	—	—	—
Numerator for diluted earnings per share - Net income (loss) available to common shareholders	$233	$(874)	$(2,565)	$(848)

Denominator for basic earnings per share - Weighted average shares outstanding	40,308,934	35,909,933	39,398,469	35,879,164
Effect of dilutive potential common shares*	421,778	—	—	—
Denominator for diluted earnings per share - Adjusted weighted average shares outstanding	40,730,712	35,909,933	39,398,469	35,879,164

Basic earnings (loss) per share	$0.01	$(0.02)	$(0.07)	$(0.02)
Diluted earnings (loss) per share	$0.01	$(0.02)	$(0.07)	$(0.02)

* No adjustment necessary for the three months ended December 31, 2015 and the six months ended December 31, 2016 and 2015 as the effects would be anti-dilutive.

4. FINANCE RECEIVABLES

USA Technologies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Finance receivables consist of the following:

	December 31,	June 30,
($ in thousands)	2016	2016
	(unaudited)
Total finance receivables	$5,398	$7,306
Less current portion	1,442	3,588
Non-current portion of finance receivables	$3,956	$3,718

The Company collects monthly payments of its finance receivables from the customers’ transaction fund flow. Accordingly, as the fund flow from these customers’ transactions is generally sufficient to satisfy the amount due to the Company, the risk of loss is considered low and the Company has provided for an allowance for credit losses for finance receivables of $29 thousand and $0 as of December 31, 2016 and June 30, 2016, respectively.    The aggregate amount of unrealized losses on Finance Receivables was $33 thousand and $0 as of December 31, 2016 and June 30, 2016, respectively.  The number of Finance Receivables that are in a loss position is twelve and zero as of December 31, 2016 and June 30, 2016 respectively.

Credit Quality Indicators

Credit risk profile based on payment activity:	December 31,	June 30,
($ in thousands)	2016	2016
	(unaudited)
Performing	$5,309	$7,174
Nonperforming	89	132
Total	$5,398	$7,306

Age Analysis of Past Due Finance Receivables

As of December 31, 2016

	31 – 60	61 – 90	Greater than			Total
	Days Past	Days Past	90 Days Past	Total Past		Finance
($ in thousands)	Due	Due	Due	Due	Current	Receivables
QuickStart Leases	$5	$5	$46	$56	$5,342	$5,398

Age Analysis of Past Due Finance Receivables

As of June 30, 2016

	31 – 60	61 – 90	Greater than			Total
	Days Past	Days Past	90 Days Past	Total Past		Finance
($ in thousands)	Due	Due	Due	Due	Current	Receivables
QuickStart Leases	$98	$31	$3	$132	$7,174	$7,306

5. GOODWILL AND INTANGIBLES

On January 15, 2016, the Company executed an Asset Purchase Agreement with VendScreen, Inc (“VendScreen”) a Portland, Oregon based developer of vending industry cashless payment technology, by which it acquired substantially all of VendScreen’s assets and assumed specified liabilities, for a cash payment of $5.625 million and the corresponding goodwill recorded was $4.040 million. In December 2016, the company finalized the opening balance sheet of VendScreen

USA Technologies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

and recorded a reduction of goodwill for $211 thousand and increase finance receivables for the same amount. The final goodwill amount related to VendScreen opening balance sheet is $3.829 million.

The following table summarizes the final purchase price allocation to reflect the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Consideration:
Fair value of total consideration paid in cash	$5,625

Acquisition related costs:	$842

Recognized amounts of identifiable assets acquired and liabilities assumed:

Financial Assets:
Accounts Receivable	3
Finance Receivables	839
Other Current Assets	20
Deferred Income Taxes	18
880

Property, Plant & Equipment	81

Identifiable Intangible Assets:
Developed Technology	639
Customer Relationships	149
Brand	95
Noncompete Agreement	2
Fair Value of Intangible Assets	885

Financial Liabilities
Accrued Liabilities	$(50)

Total identifiable net assets	$1,796

Goodwill	$3,829

Total Fair Value	$5,625

USA Technologies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

During the three and six months ended December 31, 2016, there was $43 thousand and $87 thousand, respectively, of amortization expense relating to acquired intangible assets. There was no amortization expense relating to acquired intangible assets during the three and six months ended December 31, 2015. Intangible asset balances consisted of the following:

	Balance	Additions/		Balance	Amortization
($ in thousands)	June 30, 2016	Adjustments	Amortization	December 31, 2016	Period
Intangible Assets:
Non-compete agreements	$1	$—	$—	$1	2 years
Brand	79	—	(16)	63	3 years
Developed technology	576	—	(63)	513	5 years
Customer relationships	142	—	(8)	134	10 years
Total Intangible Assets	$798	$—	$(87)	$711

Goodwill	$11,703	$(211)	$—	$11,492	Indefinite

6. LINE OF CREDIT

During the fiscal year ended June 30, 2016, the Company entered into a Loan and Security Agreement and other ancillary documents (as amended, the “Heritage Loan Documents”) with Heritage Bank of Commerce (“Heritage Bank”), providing for a secured asset-based revolving line of credit in an amount of up to $12.0 million (the “Heritage Line of Credit”) at an interest rate calculated based on the Federal Reserves’ Prime, which was 3.75% at 12/31/2016, plus 2.25%. The Heritage Line of Credit and the Company’s obligations under the Heritage Loan Documents are secured by substantially all of the Company’s assets, including its intellectual property. The maturity date of the Heritage Line of Credit is March 29, 2017. At the time of maturity, all outstanding advances under the Heritage Line of Credit as well as any unpaid interest are due and payable. Prior to maturity of the Heritage Line of Credit, the Company may prepay amounts due under the Heritage Line of Credit without penalty, and subject to the terms of the Heritage Loan Documents, may re-borrow any such amounts.

The Company and Heritage Bank entered into a Second Amendment as of September 30, 2016 to the Loan and Security Agreement.

The Heritage Loan Documents contain customary representations and warranties and affirmative and negative covenants applicable to the Company. The Heritage Loan Documents also require the Company to achieve a minimum Adjusted EBITDA, as defined in the Heritage Loan Documents, measured on a quarterly basis; that the number of the Company’s connections as of the end of each fiscal quarter shall not decrease below a specified number or by more than five percent as compared to the number of the Company’s connections as of the end of the immediately prior fiscal quarter; and that the Company shall maintain a minimum balance of unrestricted cash at the Bank.

The balance due on the Heritage line of credit was $7.1 million at December 31, 2016 and June 30, 2016. As of December 31, 2016, $4.9 million was available under our line of credit. Interest expense on the line of credit was approximately $200 thousand and $100 thousand for the three and six months ended December 31, 2016, respectively.

7. LONG-TERM DEBT

The Company periodically enters into capital lease obligations to finance certain office, network equipment and related support for use in its daily operations. During the six-month period ended December 31, 2016 the Company commenced capital lease obligations of $326 thousand. The obligations are due in two to five years in monthly or quarterly installments

USA Technologies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

of $1 thousand to $21 thousand. The value of the acquired equipment is included in property and equipment and amortized accordingly.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2016, the fair values of the Company’s Level 3 financial instrument totaled $3.7 million for 2.2 million warrants. The Level 3 financial instrument consist of common stock warrants issued by the Company in March 2011, which include features requiring liability treatment of the warrants. The fair value of warrants issued in March 2011 to purchase shares of the Company’s common stock is based on valuations performed by an independent third-party valuation firm. The fair value was determined using proprietary valuation models using the quality of the underlying securities of the warrants, restrictions on the warrants and security underlying the warrants, time restrictions and precedent sale transactions completed in the secondary market or in other private transactions. During the six months ended December 31, 2016 all of the aforementioned warrants were exercised and the then-fair value warrant liability was reclassified as Common Stock.

The following table summarizes the changes in the Company’s Level 3 financial instruments for the three and six months ended December 31, 2016 and 2015.

	Three months ended		Six months ended
	December 31,		December 31,
($ in thousands)	2016	2015	2016	2015
Beginning balance	$—	$(635)	$(3,739)	$(978)
Increase due to change in fair value of warrant liabilities	—	(1,230)	(1,490)	(887)
Reclass of fair value of warranty liability to common stock upon exercise of warrants	—	—	5,229	—
Ending balance	$—	$(1,865)	$—	$(1,865)

There were no transfers of assets or liabilities between level 1, level 2, or level 3 during the three and six months ended December 31, 2016 and December 31, 2015. As of December 31, 2016 and June 30, 2016, the Company held no Level 1 or Level 2 financial instruments.

9. INCOME TAXES

For the three and six months ended December 31, 2016, income tax benefits of $0 and $0.1 million, respectively, (substantially all deferred income taxes) were recorded. The benefits are based upon income (loss) before income taxes using an estimated annual effective income tax rate of 30% for the fiscal year ending June 30, 2017. However, such benefits actually calculated have been limited to $0.1 million pending the materialization of additional income before income taxes resulting in an increase of $0.03 million in valuation allowances for the calculated additional benefits. The benefits for the six months ended December 31, 2016 were reduced by a provision for the tax effect of the change in the fair value of warrant liabilities which was treated discretely. All of those warrants were exercised as of September 30, 2016.

For the three and six months ended December 31, 2015, income tax provisions of $0.2 million were recorded (substantially all deferred income taxes). The provisions consist of the tax effect of the change in the fair value of warrant liabilities which was treated discreetly offset by a tax benefit based upon loss before provision before income taxes using an estimated annual effective income tax rate of 41% for the fiscal year ending June 30, 2016.

10. EQUITY

WARRANTS

During the three months ended December 31, 2016, 24,733 warrants were exercised at $2.10 per share in a cashless exercise. There was no warrant activity during the three months ended December 31, 2015. During the six months ended December 31, 2016, 2,376,675 warrants were exercised at $2.6058 per share yielding proceeds of $6.2 million, and 24,733

USA Technologies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

warrants were exercised at $2.10 per share in a cashless exercise. The following table summarizes warrant activity for the three and six months ended December 31, 2016 and 2015:

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015
Beginning balance	68,978	4,298,000	2,445,653	4,309,000
Issued	—	—	—	—
Exercised	(24,733)	—	(2,401,408)	(11,000)
Expired	—	—	—	—
Cancelled	(20,267)		(20,267)
Ending balance	23,978	4,298,000	23,978	4,298,000

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

In August 2016 stock options were awarded to purchase up to 20,080 shares of common stock at an exercise price of $4.98 per share. The options vest on August 31, 2017, and expire if not exercised prior to August 31, 2023. The options are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. The fair value of options granted during the three and six months ended December 31, 2016 and 2015 was estimated using the following weighted average assumptions:

	Six months ended
	December 31,
	2016	2015
Expected volatility	50%	63-66%
Expected life	4 years	4-4.5 years
Expected dividends	—%	—%
Risk-free interest rate	1.06%	1.34-1.49%
Number of options granted	20,080	119,586
Weighted average exercise price	$4.98	$3.38
Weighted average grant date fair value	$1.98	$1.77

Stock based compensation related to stock options for the three months ended December 31, 2016 and December 31, 2015 was $47 thousand and $92 thousand, respectively and $95 thousand and $207 thousand, respectively for the six months ended December 31, 2016 and December 31, 2015.

COMMON STOCK

On July 1, 2016 $40 thousand of stock grants were awarded to each non-employee Director based on the prior 30-day average closing price of the Company’s Common Stock, for a total of 56,784 shares. The shares vest as follows: 18,960 on 07/01/2017, 18,960 on 07/01/2018 and 18,954 on 07/01/2019. The total expense recognized for these grants during the three and six months ended December 31, 2016 was $37 thousand and $73 thousand.

During the six months ended December 31, 2016, the Company awarded an aggregate of 78,711 shares to its Chief Executive Officer and Chief Services Officer under its fiscal year 2016 long term stock incentive plan and an aggregate of 6,254 shares to three non-employee Directors in satisfaction of board fees. During the six-month period, the Chief

USA Technologies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Executive Officer cancelled 6,533 shares of Common Stock awarded to him under the 2016 fiscal year long term stock incentive plan in satisfaction of $31 thousand of related payroll obligations.

During the six months ended December 31, 2016, the Company issued an aggregate of 2,401,408 shares upon the exercise of outstanding warrants.

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

The Company had long-term stock incentive plans (“LTI”) in prior fiscal years for its then executive officers. Stock based compensation related to the LTI plans was as follows in the three and six months ended December 31, 2016 and 2015:

	Three months ended		Six months ended
	December 31,		December 31,
($ in thousands, except per share data)	2016	2015	2016	2015
FY17 LTI Plan	$85	$—	$155	$—
FY16 LTI Plan	23	25	50	110
FY15 LTI Plan	3	26	3	39
FY14 LTI Plan	—	5	—	8
Total	$111	$56	$208	$157

11. COMMITMENTS AND CONTINGENCIES

In the six months ended December 31, 2016 the Company entered into a lease agreement for its operations in Portland, Oregon, which commenced October 1, 2016. The new location consists of 5,362 square feet and will expire in December 2019. The lease includes monthly rental payments of $11 thousand. The straight-line rent expense for this lease is $11 thousand per month.

From time to time, the Company is involved in various legal proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected, include, for example:

•	general economic, market or business conditions unrelated to our operating performance;

•	the ability of the Company to raise funds in the future through sales of securities or debt financing in order to sustain its operations if an unexpected or unusual event would occur;

•	the ability of the Company to compete with its competitors to obtain market share;

•	whether the Company’s current or future customers purchase, lease, rent or utilize ePort devices or our other products in the future at levels currently anticipated by our Company;

•

whether the Company’s customers continue to utilize the Company’s transaction processing and related services, as our customer agreements are generally cancelable by the customer on thirty to sixty days’ notice;

•	the ability of the Company to satisfy its trade obligations included in accounts payable and accrued expenses;

•	the ability of a sufficient number of our customers to utilize third party financing companies under our QuickStart program resulting in improved net cash used by operating activities;

•	the incurrence by us of any unanticipated or unusual non-operating expenses which would require us to divert our cash resources from achieving our business plan;

•	the ability of the Company to predict or estimate its future quarterly or annual revenues and expenses given the developing and unpredictable market for its products;

•	the ability of the Company to retain key customers from whom a significant portion of its revenues are derived;

•	the ability of a key customer to reduce or delay purchasing products from the Company;

•	the ability of the Company to obtain widespread commercial acceptance of its products and service offerings such as ePort QuickConnect, mobile payment and loyalty programs;

•

whether any patents issued to the Company will provide the Company with any competitive advantages or adequate protection for its products, or would be challenged, invalidated or circumvented by others;

•	the ability of the Company to operate without infringing the intellectual property rights of others;

•	the ability of our products and services to avoid unauthorized hacking or credit card fraud;

•

whether our remediation of the control deficiencies that gave rise to the material weakness that we identified in our internal controls over financial reporting, and which was reflected in our annual report on Form 10-K for the fiscal year ended June 30, 2016, would be effective or successful;

•

whether we experience additional material weaknesses in our internal controls over financial reporting in the future, and are not able to accurately or timely report our financial condition or results of operations;

•	whether our suppliers would increase their prices, reduce their output or change their terms of sale; and

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

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

The Company generates revenue in multiple ways. During the quarters ended December 31, 2016 and 2015, we derived 76% and 74% of our revenues from recurring license and transaction fees related to our ePort Connect service and 24% and 26% of our revenue from equipment sales, respectively. Connections to our service stem from the sale or lease of our POS electronic payment devices or certified payment software or the servicing of similar third-party installed POS terminals. Connections to the ePort Connect service are the most significant driver of the Company’s revenues, particularly the recurring revenues from license and transaction fees. Customers can obtain POS electronic payment devices from us in the following ways:

•	Purchasing devices directly from the Company or one of its authorized resellers;

•	Financing devices under the Company’s QuickStart Program, which are non-cancellable sixty month sales-type leases, through an unrelated equipment financing company or directly from the Company; and

•	Renting devices under the Company’s JumpStart Program, which are cancellable month-to-month operating leases.

Highlights of the Company are below:

•	Over 77 employees with its headquarters in Malvern, Pennsylvania;

•	Over 11,900 customers and 469,000 connections to our service;

•	Three direct sales teams at the national, regional, and local customer-level and a growing number of OEMs and national distribution partners;

•	77 United States and foreign patents are in force;

•	The Company’s fiscal year ends June 30th; and

•	The Company has traded on the NASDAQ under the symbol “USAT” since 2007.

The Company has deferred tax assets of approximately $28 million resulting from a series of operating loss carry forwards that may be available to offset future taxable income from federal income taxes over the next five or more years.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared applying certain critical accounting policies. The Securities and Exchange Commission (“SEC”) defines “critical accounting policies” as those that require application of management’s most difficult, subjective, or complex judgments. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect our reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on our future financial condition and results of operations. Our financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in our industry. We apply critical accounting policies consistently from period to period and intend that any change in methodology occur in an appropriate manner. Accounting policies currently deemed critical are listed below:

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

Long Lived Assets

In accordance with (“ASC”) 360, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its definite lived long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value. In the period when the plan of sale criteria of (“ASC”) 360 are met, definite lived long-lived assets are reported as held for sale, depreciation and amortization cease, and the assets are reported at the lower of carrying value or fair value less costs to sell.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with (“ASC”) 350, “Intangibles – Goodwill and Other”. Under (“ASC”) 350, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date.

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

HIGHLIGHTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015 INCLUDE:

	As of and for the three months ended
	December 31,
(Connections and $'s in thousands, transactions in millions, eps is not rounded)	2016	2015	$ Change	% Change
Revenues:
License and transaction fees	$16,639	$13,674	$2,965	22%
Equipment Sales	5,117	4,829	288	6%
Total revenues	$21,756	$18,503	$3,253	18%

License and transaction fee margin	31.6%	33.7%	-2.1%	-6%

Equipment sales gross margin	21.2%	18.1%	3.1%	17%

Overall Gross Margin	29.1%	29.6%	-0.5%	-2%

Operating income/(loss)	$234	$594	$(360)	-61%

Net income/(loss)	$233	$(874)	$1,107	127%

Net income (loss) per common shares - basic	$0.01	$(0.02)	$0.03	150%

Net income (loss) per common shares - diluted	$0.01	$(0.02)	$0.03	150%

Net cash provided by (used in) operating activities	$1,122	$507	$615	121%

Net New Connections	21	20	1	5%

Total Connections (at period end)	469	369	100	27%

Total Number of Transactions (millions)	100	76	24	32%

Transaction Volume (millions)	$192	$138	$54	39%

Adjusted EBITDA	$1,738	$2,260	$(522)	-23%

Non-GAAP net income	$241	$686	$(445)	-65%

HIGHLIGHTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015 INCLUDE:

	As of and for the six months ended
	December 31,
(Connections and $'s in thousands, transactions in millions, eps is not rounded)	2016	2015	$ Change	% Change
Revenues:
License and transaction fees	$33,004	$26,599	$6,405	24%
Equipment Sales	10,340	8,504	1,836	22%
Total revenues	$43,344	$35,103	$8,241	23%

License and transaction fee margin	31.4%	33.2%	-1.8%	-5%

Equipment sales gross margin	20.6%	20.0%	0.6%	3%

Overall Gross Margin	28.8%	30.0%	-1.2%	-4%

Operating income/(loss)	$(716)	$706	$(1,422)	-201%

Net loss	$(2,231)	$(514)	$(1,717)	-334%

Net loss per common shares - basic	$(0.07)	$(0.02)	$(0.05)	-250%

Net income loss per common shares - diluted	$(0.07)	$(0.02)	$(0.05)	-250%

Net cash provided by (used in) operating activities	$(5,143)	$869	$(6,012)	-692%

Net New Connections	40	36	4	11%

Total Connections (at period end)	469	369	100	27%

Total Number of Transactions (millions)	195	145	50	34%

Transaction Volume (millions)	$375	$264	$111	42%

Adjusted EBITDA	$2,435	$4,011	$(1,576)	-39%

Non-GAAP net income (loss)	$(714)	$747	$(1,461)	-196%

TRENDING QUARTERLY FINANCIAL DATA

The following tables show certain financial and non-financial data over a five-quarter period that management believes give readers insight into certain trends and relationships about the Company’s financial performance.

Table 1: Five Quarters of Select Key Performance Indicators

Five Quarter Connections & Other Data

	As of and for the three months ended
	Dcember 31,	September 30,	June 30,	March 31,	December 31,
	2016	2016	2016	2016	2015
Connections:
Gross New Connections	25,000	22,000	33,000	34,000	23,000
% from Existing Customer Base	80%	86%	83%	91%	89%
Net New Connections	21,000	19,000	28,000	32,000	20,000
Total Connections	469,000	448,000	429,000	401,000	369,000

Customers:
New Customers Added	500	350	300	125	350
Total Customers	11,900	11,400	11,050	10,750	10,625

Volumes:
Total Number of Transactions (millions)	100	95	89	82	76
Transaction Volume (millions)	$192	$183	$169	$151	$138

Financing Structure of Connections:
JumpStart	6.8%	7.7%	6.5%	7.4%	10.1%
QuickStart & All Others *	93.2%	92.3%	93.5%	92.6%	89.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

*   Includes credit sales with standard trade receivable terms

Highlights of USAT’s connections for the quarter ended December 31, 2016 include:

•	21,000 net new connections to our ePort Connect service in the quarter; and
•	469,000 connections to the ePort Connect service compared to the same quarter last year of approximately 369,000 connections, an increase of 100,000 connections, or 27%.

Table 2: Quarter Ended December 31, 2016 compared to Quarter Ended December 31, 2015

	For the three months ended December 31,
($ in thousands, except shares and per share data)	2016	% of Sales	2015	% of Sales	Change	% Change

Revenues:
License and transaction fees	$16,639	76.5%	$13,674	73.9%	$2,965	21.7%
Equipment sales	5,117	23.5%	4,829	26.1%	288	6.0%
Total revenues	21,756	100.0%	18,503	100.0%	3,253	17.6%

Costs of sales/revenues:
Cost of services	11,389	68.4%	9,067	66.3%	2,322	25.6%
Cost of equipment	4,033	78.8%	3,953	81.9%	80	2.0%
Total costs of sales/revenues	15,422	70.9%	13,020	70.4%	2,402	18.4%

Gross profit	6,334	29.1%	5,483	29.6%	851	15.5%

Operating expenses:
Selling, general and administrative	5,793	26.6%	4,762	25.7%	1,031	21.7%
Depreciation and amortization	307	1.4%	127	0.7%	180	141.7%
Total operating expenses	6,100	28.0%	4,889	26.4%	1,211	24.8%

Operating income (loss)	234	1.1%	594	3.2%	(360)	-60.6%

Other income (expense):
Interest income	200	0.9%	20	0.1%	180	900.0%
Interest expense	(201)	-0.9%	(104)	-0.6%	(97)	-93.3%
Change in fair value of warrant liabilities	—	0.0%	(1,230)	-6.6%	1,230	100.0%
Total other income (expense), net	(1)	0.0%	(1,314)	-7.1%	1,313	-99.9%

Income (loss) before income taxes	233	1.1%	(720)	-3.9%	953	132.4%
Benefit (provision) for income taxes	—	0.0%	(154)	-0.8%	154	100.0%

Net income (loss)	233	1.1%	(874)	-4.7%	1,107	126.7%
Cumulative preferred dividends	—	0.0%	—	0.0%	—	0.0%
Net income (loss) applicable to common shares	$233	1.1%	$(874)	-4.7%	$1,107	126.7%

Net earnings (loss) per common share - basic	$0.01		$(0.02)		$0.03	150%
Net earnings (loss) per common share - diluted	$0.01		$(0.02)		$0.03	150%

Basic weighted average number of common shares outstanding	40,308,934		35,909,933		4,399,001	12.3%
Diluted weighted average number of common shares outstanding	40,730,712		35,909,933		4,820,779	13.4%

Revenue. The increase in net new connections of approximately 21,000 for the three months ended December 31, 2016 compared to approximately 20,000 in the same period last year represents an increase of 5%. The Company’s total connections have grown to 469,000 at December 31, 2016 compared to 369,000 at December 31, 2015, or a 27% increase year-over-year. The increase in total connections is driving the growth in license and transaction fees of 22% quarter-over-quarter. The increase in equipment revenue is due to more units sold during the three-month period ended December 31, 2016 compared to the same period last year.

Gross Margin. License and transaction fees gross margin for the three-month period ended December 31, 2016 decreased from 33.7% to 31.6% compared to the three-month period ended December 31, 2015. The decrease in license and transaction gross margin is attributable to, among other things, reduced fees periodically extended to customers who offer strategic and/or large market opportunities and increased merchant fees associated with a change in card mix. License and transaction fees gross margins increased from 31.3% for the three month period ended September 30, 2016 to 31.6% for the three month period ended December 31, 2016.

Equipment gross margins increased from 18.1% for the three-month period ended December 31, 2015 to 21.2% for the three-month period ended December 31, 2016.  The increase in equipment gross margin is primarily attributable to cost reductions with respect to our products in the three-month period ended December 31, 2016 compared to December 31, 2015. Equipment gross margins increased from 20.0% for the three month period ended September 30, 2016 to 21.2% for the three month period ended December 31, 2016.

Operating Expenses Operating expenses increased $1.2 million or 25% for the three-month period ended December 31, 2016 compared to the prior period in 2015, representing 28% and 26% of sales, respectively. The $0.4 million increase in professional services is attributable to operational compliance costs associated with collection efforts, Sarbanes-Oxley Act of 2002 (SOX 404) compliance, and internal audit. The $0.2 million increase in marketing related expenses is due to marketing and customer promotions. The $0.2 million increase in depreciation and amortization is primarily due to the assets acquired in the Vendscreen acquisition. The $0.2 million increase in premises, equipment and insurance costs is primarily due to increasing rent expense for leased properties and employer business insurance. As reflected in Table 5 below, our SG&A expense for the December 31, 2016 quarter was approximately $1.1 million less than our SG&A expense for the September 30, 2016 quarter, representing 26.6% and 32.0% of sales, respectively.

Total Other Income (Expense). Total Other Income (Expense) includes interest expense, other income, and the change in the fair value of warrants. The primary driver for volatility in Other Income / (Expense) has been non-cash changes to the fair value of the warrant liabilities which are based on the Company’s stock price. Using the Black-Scholes model, the Company adjusts the warrant liability for fair value through the income statement quarterly. For the three-month period ended December 31, 2016, the Company did not record any expense for the change in the fair value of warrant liabilities compared to recording an expense of $1.2 million for the three months ended December 31, 2015. As the warrants giving rise to the warrant liability were exercised in September 2016, there was no such liability recorded in the December 31, 2016 quarter.

Net Income (Loss). Net income (loss) is a function of the items described above. Net income for the second quarter was $0.2 million compared to net loss of $0.9 million for the comparable period a year ago. The primary reason for the difference in net income (loss) was the warrant liability charge taken during the December 31, 2015 quarter. The Company earned $.01 per share during the quarter as compared to a loss of ($0.02) per share during the prior corresponding quarter.

Adjusted EBITDA. For the three months ended December 31, 2016, adjusted EBITDA decreased to $1.7 million from $2.3 million for the quarter ended December 31, 2015. The decrease was primarily due to an increase in operating expenses which was partially offset by an increase in gross profit.

Non-GAAP Net Income (Loss). Non-GAAP net income decreased to $0.2 million for the three months ended December 31, 2016 compared to the quarter ended December 31, 2015 of $0.7 million. The decrease was primarily due to an increase in operating expenses which was partially offset by an increase in gross profit.

Weighted Average Shares Outstanding. The increase in the weighted average number of common shares was due to exercises of warrants and to stock issued through the Company’s stock based compensation programs.

Table 3: Six Months Ended December 31, 2016 compared to the Six Months Ended December 31, 2015

	For the six months ended December 31,
($ in thousands, except shares and per share data)	2016	% of Sales	2015	% of Sales	Change	% Change

Revenues:
License and transaction fees	$33,004	76.1%	$26,599	75.8%	$6,405	24.1%
Equipment sales	10,340	23.9%	8,504	24.2%	1,836	21.6%
Total revenues	43,344	100.0%	35,103	100.0%	8,241	23.5%

Costs of sales/revenues:
Cost of services	22,632	68.6%	17,772	66.8%	4,860	27.3%
Cost of equipment	8,211	79.4%	6,801	80.0%	1,410	20.7%
Total costs of sales/revenues	30,843	71.2%	24,573	70.0%	6,270	25.5%

Gross profit	12,501	28.8%	10,530	30.0%	1,971	18.7%

Operating expenses:
Selling, general and administrative	12,702	29.3%	9,558	27.2%	3,144	32.9%
Depreciation and amortization	515	1.2%	266	0.8%	249	93.6%
Total operating expenses	13,217	30.5%	9,824	28.0%	3,393	34.5%

Operating income (loss)	(716)	-1.7%	706	2.0%	(1,422)	-201.4%

Other income (expense):
Interest income	273	0.6%	71	0.2%	202	284.5%
Interest expense	(413)	-1.0%	(223)	-0.6%	(190)	-85.2%
Change in fair value of warrant liabilities	(1,490)	-3.4%	(887)	-2.5%	(603)	-68.0%
Total other income (expense), net	(1,630)	-3.8%	(1,039)	-3.0%	(591)	-56.9%

Income (loss) before provision for income taxes	(2,346)	-5.4%	(333)	-0.9%	(2,013)	-604.5%
Benefit (provision) for income taxes	115	0.3%	(181)	-0.5%	296	163.5%

Net income (loss)	(2,231)	-5.1%	(514)	-1.5%	(1,717)	-334.0%
Cumulative preferred dividends	(334)	-0.8%	(334)	-1.0%	—	0.0%
Net income (loss) applicable to common shares	$(2,565)	-5.9%	$(848)	-2.4%	$(1,717)	-202.5%

Net earnings (loss) per common share - basic	$(0.07)		$(0.02)		$(0.05)	-250.0%
Net earnings (loss) per common share - diluted	$(0.07)		$(0.02)		$(0.05)	-250.0%

Basic weighted average number of common shares outstanding	39,398,469		35,879,164		3,519,305	9.8%
Diluted weighted average number of common shares outstanding	39,398,469		35,879,164		3,519,305	9.8%

Revenue. The Company’s total connections have grown to 469,000 at December 31, 2016 compared to 369,000 at December 31, 2015, or a 27% increase year-over-year. The increase in total connections is driving the growth in license and transaction fees of 24% year over year.

Gross Margin. License and transaction fees gross margin for the six-month period ended December 31, 2016 decreased from 33.2% to 31.4% compared to the six-month period ended December 31, 2015. The decrease in license and transaction gross margin is attributable to, among other things, reduced fees periodically extended to customers who offer strategic and/or large market opportunities and increased merchant fees associated with a change in card mix.

Equipment gross margin increased from 20.0% for the six-month period ended December 31, 2015 to 20.6% for the six-month period ended December 31, 2016.  The increase in gross margin on a year-to-date basis is primarily attributable to cost reductions of our products.

Operating Expenses Operating expenses increased $3.4 million or 35% for the six-month period ended December 31, 2016 compared to the prior period in fiscal year 2015. The $2.1 million increase of professional services is attributable to SOX 404 compliance, internal audit, and audit of our financial statements driven primarily by our status as a first time accelerated filer which required an audit of our annual SOX 404 assessment. The $0.5 million salaries and benefits increase is due to employee compensation, headcount and employee related medical benefits. The $0.3 million increase in premises, equipment and insurance costs is due to increasing rent expense for leased properties and employer business insurance. The $0.2 million increase in marketing related expenses is due to marketing and customer promotions. Total operating expenses as a percentage of sales increased slightly for the six-months ended December 31, 2016 to 31% compared to 28% for the six months ended December 31, 2015.

Total Other Income (Expense). Total Other (Income) Expense includes interest expense, other income, and the change in the fair value of warrants. The primary driver for volatility in Other Income / (Expense) has been non-cash changes to the fair value of the warrant liabilities which are based on the Company’s stock price. Using the Black-Scholes model, the Company adjusts the warrant liability for fair value through the income statement quarterly. For the six-month period ended December 31, 2016 the Company recorded $1.5 million for the change in the fair value of warrant liabilities (all attributable to the quarter ended September 30, 2016) compared to expense of $0.9 million for the six months ended December 31, 2015. As the warrants associated with the liability were exercised in September 2016, there will be no fair value liability recorded in subsequent periods.

Net Income (Loss). Net (loss) is a function of the items described above. Net loss for the six months ending December 31, 2016 was $2.2 million compared to a net loss of $0.5 million for the comparable period a year ago. The Company lost ($0.07) per share during the six month period as compared to a loss of ($0.02) per share during the prior corresponding six month period.

Adjusted EBITDA. For the six months ended December 31, 2016, adjusted EBITDA decreased to $2.4 million from $4.0 million for the six months ended December 31, 2015 or 39%. The decrease was primarily due to an increase in operating expenses which was partially offset by an increase in gross profit.

Non-GAAP Net Income (Loss). Non-GAAP net income decreased to ($0.7) million for the six months ended December 31, 2016 compared to non-GAAP net income for the six months December 31, 2015 of $0.7 million. The decrease was primarily due to an increase in operating expenses which was partially offset by an increase in gross profit.

Weighted Average Shares Outstanding. The increase in the weighted average number of common shares was due to exercises of warrants and to stock issued through the Company’s stock based compensation programs.

Table 4: Reconciliation of Net Income (Loss) to Adjusted EBITDA:

	Three months ended		Six months ended
	December 31,		December 31,
($ in thousands)	2016	2015	2016	2015
Net income (loss)	$233	$(874)	$(2,231)	$(514)
Less interest income	(200)	(20)	(273)	(71)
Plus interest expenses	201	104	413	223
Plus income tax provision / (Less income tax benefit)	—	154	(115)	181
Plus depreciation expense	1,220	1,323	2,477	2,673
Plus amortization expense	43	—	87	—
EBITDA	1,497	687	358	2,492

Plus loss on fair value of warrant liabilities / (Less gain on fair value of warrant liabilities)	—	1,230	1,490	887
Plus stock-based compensation	233	237	445	509
Plus VendScreen non-recurring charges	8	106	109	123
Plus Litigation related professional fees	—	—	33	—
Adjustments to EBITDA	241	1,573	2,077	1,519
Adjusted EBITDA	$1,738	$2,260	$2,435	$4,011

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

Table 5: Selling General & Administrative (SG&A) Expenses

	Three months ended
	December 31,	% of	September 30,	% of	June 30,	% of	March 31,	% of	December 31,	% of
($ in thousands)	2016	SG&A	2016	SG&A	2016	SG&A	2016	SG&A	2015	SG&A
Salaries and benefit costs	$2,849	49.2%	$3,129	45.3%	$3,050	45.4%	$2,760	45.4%	$2,786	58.6%
Marketing related expenses	578	10.0%	329	4.8%	635	9.4%	362	5.9%	335	7.0%
Professional services	1,213	20.9%	2,520	36.5%	1,533	22.8%	1,152	18.9%	839	17.6%
Bad debt expense	352	6.1%	97	1.4%	470	7.0%	505	8.3%	239	5.0%
Premises, equipment and insurance costs	498	8.6%	499	7.2%	555	8.3%	460	7.5%	347	7.3%
Research and development expenses	173	3.0%	124	1.8%	123	1.8%	131	2.1%	37	0.8%
VendScreen non-recurring charges	8	0.1%	101	1.5%	258	3.8%	461	7.6%	106	2.2%
Litigation related professional fees	—	0.0%	33	0.5%	51	0.8%	105	1.7%	—	0.0%
Other expenses	122	2.1%	77	1.1%	46	0.7%	158	2.6%	73	1.5%
Total SG&A expenses	$5,793	100%	$6,909	100%	$6,721	100%	$6,094	100%	$4,762	100%
Total Revenue	$21,756		$21,588		$21,944		$20,361		$18,503
SG&A expenses as a percentage of revenue	26.6%		32.0%		30.6%		29.9%		25.7%

Salaries and Benefit Costs. Includes employee compensation and benefits, directors’ fees, incentives, and stock-based compensation. The decrease in cost for the three-month period ended December 31, 2016 compared to three-month period ended September 30, 2016, related to the reversal of vacation benefits that were forfeited, and a reduction in the bonus amount recorded during the three-months ended December 31, 2016 as compared to the September 30, 2016 quarter.

Marketing Related. Marketing related costs increased for the three-month period ended December 31, 2016 compared to the three-month period ended September 30, 2016 due to marketing activities and customer promotions.

Professional Services. Includes information technology, legal, public relations, auditing, SOX 404 and other consulting work. Professional service expense during the December 31, 2016 quarter decreased by approximately $1.3 million from the professional service expense during the September 30, 2016 quarter, reflecting decreases in SOX 404 compliance, internal audit and financial statement audit costs.

Bad Debt expense. Provision for bad debt reflects the most current assessment of reserves required.

Premises, equipment and insurance costs. Includes facilities, supplies, printing and postage, sales and use taxes, and workers’ compensation. The increase for the three month period ended December 31, 2016 compared to the same period in 2015 is primarily attributable to increases in rent expense reflecting the addition of the Portland, Oregon office in January 2016, the new lease agreement for the Malvern, Pennsylvania office, and liability insurance

Research and development. Includes product development costs that cannot be capitalized, including materials and contractors.  Research and development costs increased for the three-month period ended December 31, 2016 compared to the three-month period ended September 30, 2016 due to the increased use of outside contractors.

Non-recurring charges. Reflects professional fees incurred in connection with the VendScreen integration.

Litigation related professional fees. Includes legal and other professional fees incurred in connection with the class action litigation as well as the investigation conducted by the Special Litigation Committee of the Board of Directors described in our Form 10-K for the 2016 fiscal year (the “SLC Investigation”).

Other expenses. Includes bank fees, recruiting expenses, non-inventory supplies, subscriptions, and the gain or loss on the disposal of assets.  Other expenses increased during the three-month period ended December 31, 2016 compared to the three-month period ended September 30, 2016 due to a lower gain on sale of assets recorded during the three-month period ended December 31, 2016.

	Six months ended
	December 31,	% of	December 31,	% of
($ in thousands)	2016	SG&A	2015	SG&A

Salaries and benefit costs	$5,978	47.1%	$5,471	57.2%
Marketing related expenses	907	7.1%	668	7.0%
Professional services	3,733	29.4%	1,621	17.0%
Bad debt expense	449	3.5%	475	5.0%
Premises, equipment and insurance costs	997	7.8%	746	7.8%
Research and development expenses	297	2.3%	228	2.4%
VendScreen non-recurring charges	109	0.9%	123	1.3%
Class action professional fees	33	0.3%	—	0.0%
Other expenses	199	1.6%	226	2.4%
Total SG&A expenses	$12,702	100.0%	$9,558	100.0%

Total Revenue	$43,344		$35,103
SG&A expenses as a percentage of revenue	29.3%		27.2%

Salaries and Benefit Costs. Includes employee compensation and benefits, directors’ fees, incentives, and stock-based compensation. The increase in cost for the six-month period ended December 31, 2016, related to increases in employee compensation, headcount (primarily due to the VendScreen acquisition), and employee health benefits.

Marketing Related. Marketing related costs increased due to marketing activities and customer promotions.

Professional Services. Includes information technology, legal, public relations, auditing, SOX 404 and other consulting work. The increase for the six-month period ended December 31, 2016 is related to SOX 404 compliance, internal audit, and audit of our financial statements driven primarily by our status as a first time accelerated filer which required an audit of our annual SOX 404 assessment.

Bad Debt expense. Provision for bad debt reflects the most current assessment of reserves required.

Premises, equipment and insurance costs. Includes facilities, supplies, printing and postage, sales and use taxes, and workers’ compensation. The increase for the six-month period ended December 31, 2016 compared to the same period in 2015 is primarily attributable to increases in rent expense reflecting the addition of the Portland, Oregon office in January 2016, the new lease agreement for the Malvern, Pennsylvania office, and liability insurance.

Research and development. Includes product development costs that cannot be capitalized, including materials and contractors.

Non-recurring charges. Includes VendScreen integration expenses for professional fees.

Litigation related professional fees. Includes legal and other professional fees incurred in connection with the class action litigation as well as the SLC Investigation.

Other expenses. Includes bank fees, recruiting expenses, non-inventory supplies, and subscriptions.

Table 6: Non-GAAP Earnings (Loss) per Share

	Three months ended		Six months ended
	December 31,		December 31,
($ in thousands)	2016	2015	2016	2015
Net income (loss)	$233	$(874)	$(2,231)	$(514)
Non-GAAP adjustments:
Non-cash portion of income tax provision	—	224	(115)	251
Fair value of warrant adjustment	—	1,230	1,490	887
VendScreen non-recurring charges	8	106	109	123
Litigation related professional fees	—	—	33	—
Non-GAAP net income (loss)	$241	$686	$(714)	$747

Net income (loss)	$233	$(874)	$(2,231)	$(514)
Cumulative preferred dividends	—	—	(334)	(334)
Net income (loss) applicable to common shares	$233	$(874)	$(2,565)	$(848)

Non-GAAP net income (loss)	$241	$686	$(714)	$747
Cumulative preferred dividends	—	—	(334)	(334)
Non-GAAP net income (loss) applicable to common shares	$241	$686	$(1,048)	$413

Net income (loss) per common share - basic	$0.01	$(0.02)	$(0.07)	$(0.02)
Net income (loss) per common share - diluted	$0.01	$(0.02)	$(0.07)	$(0.02)
Non-GAAP net income (loss) per common share - basic	$0.01	$0.02	$(0.03)	$0.01
Non-GAAP net income (loss) per common share - diluted	$0.01	$0.02	$(0.03)	$0.01
Basic weighted average number of common shares outstanding	40,308,934	35,909,933	39,398,469	35,879,164
Diluted weighted average number of common shares outstanding	40,730,712	35,909,933	39,398,469	35,879,164

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

Table 7: Balance Sheet as of December 31, 2016 Compared to June 30, 2016

	December 31,	June 30,
($ in thousands)	2016	2016	Change	% Change
Assets
Current assets:
Cash	$18,034	$19,272	$(1,238)	-6%
Accounts receivable, less allowance for doubtful accounts of $2,546 and $2,814, respectively	6,796	4,899	1,897	39%
Finance receivables, less allowance for credit losses of $29 and $0, respectively	1,442	3,588	(2,146)	-60%
Inventory, net	4,786	2,031	2,755	136%
Prepaid expenses and other current assets	1,764	987	777	79%
Deferred income taxes	2,271	2,271	—	0%
Total current assets	35,093	33,048	2,045	6%

Finance receivables, less current portion	3,956	3,718	238	6%
Other assets	145	348	(203)	-58%
Property and equipment, net	9,433	9,765	(332)	-3%
Deferred income taxes	25,568	25,453	115	0%
Intangibles, net	711	798	(87)	-11%
Goodwill	11,492	11,703	(211)	-2%
Total assets	$86,398	$84,833	$1,565	2%

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$9,090	$12,354	$(3,264)	-26%
Accrued expenses	2,912	3,458	(546)	-16%
Line of credit, net	7,078	7,119	(41)	-1%
Current obligations under long-term debt	766	629	137	22%
Income taxes payable	6	18	(12)	-67%
Warrant liabilities	—	3,739	(3,739)	100%
Deferred gain from sale-leaseback transactions	470	860	(390)	-45%
Total current liabilities	20,322	28,177	(7,855)	-28%
Long-term liabilities
Long-term debt, less current portion	1,394	1,576	(182)	-12%
Accrued expenses, less current portion	52	15	37	247%
Deferred gain from sale-leaseback transactions, less current portion	—	40	(40)	100%
Total long-term liabilities	1,446	1,631	(185)	-11%
Total liabilities	21,768	29,808	(8,040)	-27%

Shareholders' equity:
Preferred stock, no par value	3,138	3,138	—	0%
Common stock, no par value	245,230	233,394	11,836	5%
Accumulated deficit	(183,738)	(181,507)	(2,231)	1%
Total shareholders' equity	64,630	55,025	9,605	17%
Total liabilities and shareholders' equity	$86,398	$84,833	$1,565	2%

Net working capital	$14,771	$4,871	$9,900	203%

Key points from the Balance Sheet as of December 31, 2016 compared to June 30, 2016 include:

•

$9.6 million increase to shareholders’ equity primarily due to $11.8 million increase in common stock offset by our $2.2 million net loss. The increase in common stock included $6.2 million of cash proceeds and $5.2 million of the reclassification of fair value of warrant liability, both attributable to warrants exercised during the September 30, 2016 quarter for 2.4 million shares of common stock;

•

$9.9 million increase in net working capital primarily attributable to a $1.9 million increase in accounts receivable, a $2.8 million increase in inventory, a $3.3 million decrease in accounts payable and elimination of any warrant liabilities as of December 31, 2016. The increase of $1.9 million in accounts receivable was largely the result of the quarter ending on a Saturday, a day on which we do not receive funds due to us from our processor. The increase in inventory was to provide stock for anticipated sales in subsequent quarters. The decrease in accounts payable was attributable primarily to the last business day of the month occurring on a Friday; which is the highest level of routine customer payments of all weekdays.

LIQUIDITY AND CAPITAL RESOURCES

Table 8: Quarterly Cash Flows

	Three months ended
	December 31,	September 30,	June 30,	March 31,	December 31,
($ in thousands)	2016	2016	2016	2016	2015
OPERATING ACTIVITIES:
Net (loss) income	$233	$(2,464)	$(872)	$(5,420)	$(874)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Charges incurred in connection with the vesting and issuance of common stock for employee and director compensation	233	211	198	142	237
Gain on disposal of property and equipment	(31)	—	(110)	(15)	(41)
Non-cash interest and amortization of debt discount	(79)	33	13	—	—
Bad debt expense	352	97	470	506	238
Depreciation	1,220	1,257	1,272	1,190	1,323
Amortization of intangible assets	43	44	43	44	—
Impairment of intangible asset		—	432	—	—
Change in fair value of warrant liabilities	—	1,490	(18)	4,805	1,230
Deferred income taxes, net	—	(115)	(748)	(93)	154
Recognition of deferred gain from sale-leaseback transactions	(215)	(215)	(215)	(215)	(215)
Changes in operating assets and liabilities:
Accounts receivable	(1,309)	(1,038)	2,977	(1,872)	(448)
Finance receivables	2,125	(5)	(2,587)	(154)	214
Inventory	(467)	(2,223)	(82)	250	649
Prepaid expenses and other assets	(318)	(224)	(397)	(160)	(254)
Accounts payable	397	(3,661)	329	4,154	(1,623)
Accrued expenses	(1,061)	486	115	1,166	(13)
Income taxes payable	(1)	(10)	453	—	(70)
Net change in operating assets and liabilities	(634)	(6,675)	808	3,384	(1,545)
Net cash provided (used) by operating activities	1,122	(6,337)	1,273	4,328	507

INVESTING ACTIVITIES:
Purchase and additions of property and equipment	(1,777)	(168)	(207)	(164)	(118)
Purchase of property for rental program	(693)	(642)	—	—	—
Proceeds from sale of property and equipment	61	—	265	19	101
Cash paid for assets acquired from VendScreen	—	—	—	(5,625)	—
Net cash provided by (used in) investing activities	(2,409)	(810)	58	(5,770)	(17)

FINANCING ACTIVITIES:
Cash used for the retirement of common stock	—	(31)	(173)	—	(40)
Proceeds from exercise of common stock warrants	—	6,193	3,237	1,652	—
Proceeds (payments) from line of credit, net	—	72	138	33	3,000
Repayment of long-term debt	(213)	(161)	(162)	(151)	(233)
Net cash provided by (used in) financing activities	(213)	6,073	3,040	1,534	2,727

Net increase (decrease) in cash	(1,500)	(1,074)	4,371	92	3,217
Cash at beginning of period	18,198	19,272	14,901	14,809	11,592
Cash at end of period	$16,698	$18,198	$19,272	$14,901	$14,809

Supplemental disclosures of cash flow information:
Interest paid in cash	$382	$87	$147	$191	$107
Income taxes paid by cash	$—	$—	$501	$—	$—
Depreciation expense allocated to cost of services	$967	$1,083	$1,139	$1,051	$1,186
Reclass of rental program property to inventory, net	$(55)	$(11)	$415	$347	$777
Prepaid items financed with debt	$—	$54	$—	$—	$—
Warrant issuance for debt discount	$—	$—	$—	$52	$—
Debt financing cost financed with debt	$—	$—	$—	$79	$—
Equipment and property acquired under capital lease	$18	$254	$—	$409	$—
Disposal of property and equipment	$570	$—	$555	$189	$238

Operating cash flow for the quarter ended December 31, 2016 improved by $0.6 million from the quarter ended December 31, 2015. The improvement is primarily due to:

•	$1.0 million less cash used by operating assets and liabilities:

•	Offset by a $0.4 million decrease in net income as adjusted for non-cash operating items, as follows:

•	$0.2 million net income and $1.4 million of non-cash operating items for the quarter ended December 31, 2016, as compared to

•	$0.9 million of net loss offset by $2.9 million of non-cash operating items for the quarter ended December 31, 2015.

Net cash used by investing activities increased by $1.1 million from the prior corresponding quarter, reflecting $0.4 for equipment and furniture purchased in connection with the relocation of the Malvern office, $0.2 for internally developed software, and $0.7 million for ePort units purchased for use in the JumpStart rental program.

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

Since entering into vendor agreements with two third-party finance companies, the majority of QuickStart sales consummated have been with customers entering into agreements directly with the finance companies. Our customers have shifted from acquiring our products via JumpStart, which accounted for 65% of our gross connections in fiscal year 2014, to QuickStart and sales under normal trade receivable terms, which accounted for 89% and 91% of our gross connections in fiscal year 2015 and 2016, respectively. JumpStart was approximately 7% of gross connections in the three months ending December 31, 2016.

The Company is seeking to expand its outside financing partners. The goal of the program would be to have enough finance partners so that the Company would not need to provide financing to its customers.

Sources of Cash

The Company’s net working capital, which is defined as current assets less current liabilities, was $14.8 million, $14.0 million, $4.9 million, ($0.2) million, and $9.9 million over the last five quarter-end reporting dates beginning December 31, 2016 and working backwards. As of December 31, 2016, the Company’s primary sources of cash include:

•	Cash on hand of approximately $18.0 million;

•

$4.9 million available under the line of credit provided we continue to satisfy the various covenants set forth in the loan agreement, including the requirement to meet minimum quarterly adjusted EBITDA, as defined in the loan agreement. Although the line expires on March 29, 2017, we anticipate renewing the line with Heritage Bank or obtaining a new line of credit from another financial institution;

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

In our Form 2016 10-K, we stated that management had identified control deficiencies, including three significant deficiencies, in the design or operating effectiveness of the Company's internal control over financial reporting, which when aggregated, represent a material weakness in internal control. The significant deficiencies included that the operation of an existing control did not result in timely resolution of account receivable aging issues; the design of certain of our internal controls allowed for errors or omissions in the accrual process; and one operational control did not identify certain merchant receivables as one of the critical accounts to be audited on a monthly basis. In order to address the significant deficiencies identified in our 2016 Form 10-K, the Company implemented changes in its internal controls over financial reporting during the quarter ended September 30, 2016, and remains committed to remediating the control deficiencies that gave rise to the material weakness.

Part II - Other Information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

On November 18, 2016, the Company issued to AvidBank Holdings, Inc. (“AvidBank”), 24,733 shares of common stock in connection with the exercise, on a cashless basis, of warrants to purchase 24,733 shares at an exercise price of $2.10 per share. The warrants were previously issued to AvidBank as of January 1, 2013, pursuant to a First Amendment dated as of January 1, 2013 to the Loan and Security Agreement by and between the Company and AvidBank Corporate Finance. The shares were issued by the Company in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction not involving a public offering.

Item 5. Other Information

On November 9, 2016, the Company and Heritage Bank of Commerce (the “Bank”), entered into a Second Amendment (the "Second Amendment”) to the Loan and Security Agreement dated as of March 29, 2016, as amended (collectively, the “Loan Agreement”).

The Loan Agreement provides for a secured asset-based revolving line of credit facility of up to $12.0 million. The Second Amendment, among other things, (i) specifies the minimum Adjusted EBITDA (as defined in the Loan Agreement) that the Company must achieve during each quarter of the Company’s fiscal year ending June 30, 2017, (ii) provides that the number of the Company’s connections as of the end of each fiscal quarter shall not decrease below a specified number or by more than five percent as compared to the number of the Company’s connections as of the end of the immediately prior fiscal quarter, and (iii) provides that the Company shall maintain a minimum balance of unrestricted cash at the Bank.

The foregoing summary of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the Second Amendment, which is filed hereto as Exhibit 10.1 and is incorporated herein by reference.

Item 6. Exhibits

Exhibit
Number	Description

10.1

Second Amendment to Loan and Security Agreement dated as of September 30, 2016 by and between the Company and Heritage Bank of Commerce (Portions of this exhibit were redacted pursuant to a confidentiality treatment request)

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

USA TECHNOLOGIES, INC.

Date: February 9, 2017	/s/ Stephen P. Herbert
Stephen P. Herbert,
Chief Executive Officer

Date: February 9, 2017	/s/ Leland P. Maxwell
Leland P. Maxwell
Interim Chief Financial Officer