Form 10-Q/A
period 2016-03-31
USA TECHNOLOGIES INC
filed 2017-02-24
CIK 896429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

USA Technologies, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, which was filed with the Securities and Exchange Commission on May 13, 2016 (the “Original Report”), solely to re-file Exhibit 10.1 to the Original Report in response to comments from the Securities and Exchange Commission (the “SEC”) regarding a  confidential treatment request submitted to the SEC with respect to Exhibit 10.1.  Accordingly, the Company hereby includes the revised redacted Exhibit 10.1, along with the complete text of Item 6 of Part II. In addition to filing Exhibit 10.1, updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1 and 31.2.  Because the Company’s financial statements are not being amended and are not contained within this Amendment, the Company is not including paragraphs 3, 4 and 5 of the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, or updated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No other changes have been made to the Original Report, including the financial statements.  This Amendment is limited in scope to the portions of the Original Report set forth above and does not amend, update or change any other items or disclosures contained in the Original Report. This Amendment continues to speak as of the date of the filing of the Original Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred at any subsequent date. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Report.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit
Number	Description

2.1**	Asset Purchase Agreement dated January 15, 2016, by and between the Company and VendScreen, Inc.

10.1***

Loan and Security Agreement dated as of March 29, 2016, by and between the Company  and Heritage Bank of Commerce (Portions of this exhibit were redacted pursuant to a confidentiality treatment request)

10.2*	Intellectual Property Security Agreement dated as of March 29, 2016, by and between the Company and Heritage Bank of Commerce

10.3*

Fifteenth Amendment to Loan and Security Agreement dated January 15, 2016 by and between the Company and Avidbank Corporate Finance, a division of Avidbank (Portions of this exhibit were redacted pursuant to a confidentiality treatment request)

31.1***	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2***	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Previously filed or furnished with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed with the Securities and Exchange Commission on May 12, 2016.

** Previously filed or furnished with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed with the Securities and Exchange Commission on May 12, 2016, at which time schedules and exhibits to this Exhibit were omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

*** Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date: February 24, 2017	/s/ Stephen P. Herbert
Stephen P. Herbert,
Chief Executive Officer

Date: February 24, 2017	/s/ Leland P. Maxwell
Leland P. Maxwell
Interim Chief Financial Officer