Form 10-Q
period 2017-03-31
USA TECHNOLOGIES INC
filed 2017-05-10
CIK 896429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☒	Non-accelerated filer ◻
	Smaller reporting company ◻	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ☒

As of April 24, 2017, there were 40,331,645 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Consolidated Financial Statements

USA Technologies, Inc.

Consolidated Balance Sheets

	March 31,	June 30,
($ in thousands, except shares)	2017	2016
	(unaudited)	(audited)
Assets
Current assets:
Cash and Cash Equivalents	$17,780	$19,272
Accounts receivable, less allowance for doubtful accounts of $2,851 and $2,814, respectively	6,734	4,899
Finance receivables, less allowance for credit losses of $25 and $0, respectively	2,057	3,588
Inventory, net	4,147	2,031
Prepaid expenses and other current assets	1,628	987
Deferred income taxes	2,271	2,271
Total current assets	34,617	33,048

Finance receivables, less current portion	7,548	3,718
Other assets	137	348
Property and equipment, net	9,173	9,765
Deferred income taxes	25,359	25,453
Intangibles, net	666	798
Goodwill	11,492	11,703
Total assets	$88,992	$84,833

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$11,529	$12,354
Accrued expenses	3,111	3,458
Line of credit, net	7,021	7,119
Current obligations under long-term debt	786	629
Income taxes payable	—	18
Warrant liabilities	—	3,739
Deferred gain from sale-leaseback transactions	255	860
Total current liabilities	22,702	28,177

Long-term liabilities:
Long-term debt, less current portion	1,239	1,576
Accrued expenses, less current portion	52	15
Deferred gain from sale-leaseback transactions, less current portion	—	40
Total long-term liabilities	1,291	1,631

Total liabilities	23,993	29,808

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, no par value:
Authorized shares- 1,800,000 Series A convertible preferred- Authorized shares- 900,000 Issued and outstanding shares- 445,063 with liquidation preference of $18,775 and $18,108, respectively	3,138	3,138
Common stock, no par value: Authorized shares- 640,000,000 Issued and outstanding shares- 40,327,675 and 37,783,444, respectively	245,463	233,394
Accumulated deficit	(183,602)	(181,507)

Total shareholders’ equity	64,999	55,025

Total liabilities and shareholders’ equity	$88,992	$84,833

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
($ in thousands, except shares and per share data)	2017	2016	2017	2016
Revenues:
License and transaction fees	$17,459	$14,727	$50,463	$41,326
Equipment sales	9,001	5,634	19,341	14,138
Total revenues	26,460	20,361	69,804	55,464

Costs of sales/revenues:
Cost of services	11,876	9,703	34,508	27,475
Cost of equipment	7,959	4,986	16,170	11,787
Total costs of sales/revenues	19,835	14,689	50,678	39,262

Gross profit	6,625	5,672	19,126	16,202

Operating expenses:
Selling, general and administrative	5,947	6,094	18,649	15,652
Depreciation and amortization	259	173	774	439
Total operating expenses	6,206	6,267	19,423	16,091

Operating income (loss)	419	(595)	(297)	111

Other income (expense):
Interest income	114	67	387	138
Interest expense	(188)	(180)	(601)	(403)
Change in fair value of warrant liabilities	-	(4,805)	(1,490)	(5,692)
Total other expense, net	(74)	(4,918)	(1,704)	(5,957)

Income (loss) before income taxes	345	(5,513)	(2,001)	(5,846)
(Provision) benefit for income taxes	(209)	93	(94)	(88)

Net income (loss)	136	(5,420)	(2,095)	(5,934)
Cumulative preferred dividends	(334)	(334)	(668)	(668)
Net loss applicable to common shares	$(198)	$(5,754)	$(2,763)	$(6,602)

Net loss per common share - basic and diluted	$(0.00)	$(0.16)	$(0.07)	$(0.18)

Basic and diluted weighted average number of common shares outstanding	40,327,697	36,161,626	39,703,690	35,972,633

See accompanying notes.

USA Technologies, Inc.

Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
($ in thousands, except shares)	Shares	Amount	Shares	Amount	Deficit	Total
Balance, June 30, 2016	445,063	$3,138	37,783,444	$233,394	$(181,507)	$55,025

Reclass of fair value of warrant liability upon exercise of warrants				5,229		5,229
Exercise of warrants			2,401,408	6,193		6,193
Stock based compensation
2013 Stock Incentive Plan			149,356	288		288
2014 Stock Option Incentive Plan				155		155
2015 Equity Incentive Plan				235		235
Retirement of common stock			(6,533)	(31)		(31)
Net loss					(2,095)	(2,095)
Balance, March 31, 2017	445,063	$3,138	40,327,675	$245,463	$(183,602)	$64,999

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
($ in thousands)	2017	2016	2017	2016
OPERATING ACTIVITIES:
Net income (loss)	$136	$(5,420)	$(2,095)	$(5,934)
Adjustments to reconcile net income (loss) to net cash provided/(used) by operating activities:
Charges incurred in connection with the vesting and issuance of common stock and common stock options for employee and director compensation	233	142	678	651
Gain on disposal of property and equipment	(28)	(15)	(59)	(57)
Amortization of deferred financing fees	72	-	98	-
Bad debt expense	127	506	577	980
Depreciation	1,165	1,190	3,642	3,863
Amortization of intangible assets	45	44	132	44
Change in fair value of warrant liabilities	-	4,805	1,490	5,692
Deferred income taxes, net	209	(93)	94	88
Recognition of deferred gain from sale-leaseback transactions	(216)	(215)	(646)	(645)
Changes in operating assets and liabilities:
Accounts receivable	(41)	(1,660)	(2,388)	(2,070)
Finance receivables	(4,232)	(366)	(2,113)	(735)
Inventory	647	250	(2,042)	1,118
Prepaid expenses and other assets	136	(160)	(406)	(366)
Accounts payable	2,441	4,154	(825)	1,487
Accrued expenses	160	1,166	(414)	1,151
Income taxes payable	(6)	-	(18)	(70)
Net cash provided/(used) by operating activities	848	4,328	(4,295)	5,197

INVESTING ACTIVITIES:
Purchase and additions of property and equipment	(183)	(164)	(792)	(331)
Purchase of property for rental program	(691)	-	(2,026)	-
Proceeds from sale of property and equipment	44	19	105	124
Cash paid for assets acquired from VendScreen	-	(5,625)	-	(5,625)
Net cash used by investing activities	(830)	(5,770)	(2,713)	(5,832)

FINANCING ACTIVITIES:
Cash used for the retirement of common stock	-	-	(31)	(40)
Payment of deferred financing costs	(90)	-	(90)	-
Proceeds from exercise of common stock warrants	-	1,652	6,193	1,681
Proceeds (payments) from line of credit, net	-	33	-	3,033
Repayment of long-term debt	(182)	(151)	(556)	(512)
Net cash (used)/provided by financing activities	(272)	1,534	5,516	4,162

Net (decrease) increase in cash	(254)	92	(1,492)	3,527
Cash at beginning of period	18,034	14,809	19,272	11,374
Cash at end of period	$17,780	$14,901	$17,780	$14,901

Supplemental disclosures of cash flow information:
Interest paid in cash	$59	$191	$528	$404
Depreciation expense allocated to cost of services	$950	$1,051	$3,000	$3,436
Reclass of rental program property to inventory, net	$8	$347	$74	$845
Prepaid items financed with debt	$-	$-	$54	$103
Equipment and property acquired under capital lease	$54	$409	$326	$444
Disposal of property and equipment	$87	$189	$748	$526
Fair value of common stock warrants at issuance recorded as a debt discount	$-	$52	$-	$52
Debt financing cost financed with debt	$-	$79	$-	$79

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

INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three and nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017. The balance sheet at June 30, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

PREFERRED STOCK

The Company adopted the provisions of ASU 2014-16 in determining whether the Company’s Series A Convertible Preferred Stock (“preferred stock”) is more equity-like or debt-like, and whether derivatives embedded in the preferred stock, if any, must be bifurcated and accounted for separately from its host contract. Based upon management’s review of the preferred stock features, management has determined that the preferred stock is more equity-like and that the embedded derivatives do not require bifurcation. As such, the adoption of this standard did not have a material impact on the company's financial statements.

ACCOUNTING FOR EQUITY AWARDS

In accordance with the ASC Topic 718, the cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award and allocated over the vesting period of the award.

INCOME TAXES

The Company follows the ASC Topic 740, “Accounting for Uncertainty in Income Taxes”, which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the consolidated financial statements. Accordingly, tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of ASC Topic 740 and in subsequent periods.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent that, based on available evidence, it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest or penalties related to uncertain tax positions were accrued or incurred during the three and nine months ended March 31, 2017 and 2016.

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

SOFTWARE DEVELOPMENT COSTS

The Company follows the ASC Topic 350-40, “Accounting for the Cost of Computer Software Developed or obtained for Internal Use”, which provides for guidance for what costs can be capitalized for internal use.

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

In January 2017, the FASB issued ASU 2017-04 – “Intangibles-Goodwill and Other (Topic 350): Simplifying the test for Goodwill Impairment.

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

	Three months ended		Nine months ended
	March 31, 2016		March 31, 2016
	Accounts	Finance	Accounts	Finance
	Receivable	Receivables	Receivable	Receivables
Per Original Statement of Cash Flows	$(1,872)	$(154)	$(3,352)	$547
Reclass of Unfunded Leases, beginning of period (starting BS)	(2,096)	2,096	(1,026)	1,026
Reclass of Finance Receivables, end of period	2,308	(2,308)	2,308	(2,308)
Impact from the reclassification	212	(212)	1,282	(1,282)
Adjusted Statement of Cash Flows	$(1,660)	$(366)	$(2,070)	$(735)

3. FINANCE RECEIVABLES

Finance receivables consist of the following:

	March 31,	June 30,
($ in thousands)	2017	2016
	(unaudited)
Total finance receivables	$9,605	$7,306
Less current portion	2,057	3,588
Non-current portion of finance receivables	$7,548	$3,718

The Company collects monthly payments of its finance receivables from the customers’ transaction fund flow. Accordingly, as the fund flow from these customers’ transactions is generally sufficient to satisfy the amount due to the Company, the risk of loss is considered low and the Company has provided for an allowance for credit losses for finance receivables of $25 thousand and zero as of March 31, 2017 and June 30, 2016, respectively.  The number of Finance Receivables that are in a loss position is nine and zero as of March 31, 2017 and June 30, 2016 respectively.

Credit Quality Indicators

Credit risk profile based on payment activity:	March 31,	June 30,
($ in thousands)	2017	2016
	(unaudited)
Performing	$9,527	$7,174
Nonperforming	78	132
Total	$9,605	$7,306

Age Analysis of Past Due Finance Receivables

As of March 31, 2017

	31 – 60	61 – 90	Greater than			Total
	Days Past	Days Past	90 Days Past	Total Past		Finance
($ in thousands)	Due	Due	Due	Due	Current	Receivables
QuickStart Leases	$31	$1	$21	$53	$9,552	$9,605

Age Analysis of Past Due Finance Receivables

As of June 30, 2016

	31 – 60	61 – 90	Greater than			Total
	Days Past	Days Past	90 Days Past	Total Past		Finance
($ in thousands)	Due	Due	Due	Due	Current	Receivables
QuickStart Leases	$98	$31	$3	$132	$7,174	$7,306

4. GOODWILL AND INTANGIBLES

On January 15, 2016, the Company executed an Asset Purchase Agreement with VendScreen, Inc (“VendScreen”) a Portland, Oregon based developer of vending industry cashless payment technology, by which it acquired substantially all of VendScreen’s assets and assumed specified liabilities, for a cash payment of $5.62 million and the corresponding goodwill recorded was $4.0 million. In December 2016, the company finalized the opening balance sheet of VendScreen and recorded a reduction of goodwill for $211 thousand and increased finance receivables for the same amount. The final goodwill amount related to VendScreen opening balance sheet is $3.8 million.

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

During the three and nine months ending March 31, 2017, there was $45 thousand and $132 thousand, respectively, of amortization expense relating to acquired intangible assets. There was $44 amortization expense relating to acquired intangible assets during the three and nine months ended March 31, 2016. Intangible asset balances consisted of the following:

	Balance	Additions/		Balance	Amortization
($ in thousands)	June 30, 2016	Adjustments	Amortization	March 31, 2017	Period
Intangible Assets:
Non-compete agreements	$1	$—	$(1)	$—	2 years
Brand	79	—	(24)	55	3 years
Developed technology	576	—	(96)	480	5 years
Customer relationships	142	—	(11)	131	10 years
Total Intangible Assets	$798	$—	$(132)	$666

Goodwill	$11,703	$(211)	$—	$11,492	Indefinite

5. LINE OF CREDIT

During the fiscal year ended June 30, 2016, the Company entered into a Loan and Security Agreement and other ancillary documents (as amended, the “Heritage Loan Documents”) with Heritage Bank of Commerce (“Heritage Bank”), providing for a secured asset-based revolving line of credit in an amount of up to $12.0 million (the “Heritage Line of Credit”) at an interest rate calculated based on the Federal Reserves’ Prime, which was 3.75% at March 31, 2017, plus 2.25%. The Heritage Line of Credit and the Company’s obligations under the Heritage Loan Documents are secured by substantially all of the Company’s assets, including its intellectual property.

During March 2017, the Company entered into the third amendment with Heritage Bank that  extended the  maturity date of the Heritage Line of Credit from March 29, 2017 to September 30, 2018. The Company paid a toal of $90 thousand in deferred financing costs.

At the time of maturity, all outstanding advances under the Heritage Line of Credit as well as any unpaid interest are due and payable. Prior to maturity of the Heritage Line of Credit, the Company may prepay amounts due under the Heritage Line of Credit without penalty, and subject to the terms of the Heritage Loan Documents, may re-borrow any such amounts.

The Heritage Loan Documents contain customary representations and warranties and affirmative and negative covenants applicable to the Company. The Heritage Loan Documents also require the Company to achieve a minimum Adjusted EBITDA, as defined in the Heritage Loan Documents, measured on a quarterly basis; that the number of the Company’s connections as of the end of each fiscal quarter shall not decrease below a specified number or by more than five percent as compared to the number of the Company’s connections as of the end of the immediately prior fiscal quarter; and that the Company shall maintain a minimum balance of unrestricted cash at Heritage Bank.

The balance due on the Heritage Line of Credit was $7.0 million at March 31, 2017 and $7.1 million at June 30, 2016.  Included in the Heritage Line of Credit balance is $90 thousand of unamortized debt issuance costs, which is reflected in our net liability of $7.0 million for the quarter ending March 31, 2017.  As of March 31, 2017, $5.0 million was available under our line of credit. Interest expense on the line of credit was approximately $100 thousand and $300 thousand for the three and nine months ended March 31, 2017, respectively.

6. LONG-TERM DEBT

The Company periodically enters into capital lease obligations to finance certain office, network equipment and related support for use in its daily operations. During the nine-month period ended March 31, 2017, the Company commenced capital lease obligations of $380 thousand. The obligations are due in two to five years in monthly or quarterly installments of $1 thousand to $21 thousand. The value of the acquired equipment is included in property and equipment and amortized accordingly.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2016, the fair values of the Company’s Level 3 financial instrument totaled $3.7 million for 2.2 million warrants. The Level 3 financial instrument consist of common stock warrants issued by the Company in March 2011, which include features requiring liability treatment of the warrants. The fair value of warrants issued in March 2011 to purchase shares of the Company’s common stock is based on valuations performed by an independent third-party valuation firm. The fair value was determined using proprietary valuation models using the quality of the underlying securities of the warrants, restrictions on the warrants and security underlying the warrants, time restrictions and precedent sale transactions completed in the secondary market or in other private transactions. During the nine months ended March 31, 2017 all of the aforementioned warrants were exercised and the then-fair value warrant liability was reclassified as Common Stock.

The following table summarizes the changes in the Company’s Level 3 financial instruments for the three and nine months ended March 31, 2017 and 2016.

	Three months ended		Nine months ended
	March 31,		March 31,
($ in thousands)	2017	2016	2017	2016
Beginning balance	$—	$(1,865)	$(3,739)	$(978)
Increase due to change in fair value of warrant liabilities	—	(4,805)	(1,490)	(5,692)
Reclass of fair value of warranty liability to common stock upon exercise of warrants	—	706	5,229	706
Ending balance	$—	$(5,964)	$—	$(5,964)

There were no transfers of assets or liabilities between level 1, level 2, or level 3 during the three and nine months ended March 31, 2017 and March 31, 2016. As of March 31, 2017 and June 30, 2016, the Company held no Level 1 or Level 2 financial instruments.

8. INCOME TAXES

For the three and nine months ended March 31, 2017, income tax expense of $209 thousand and $94 thousand, respectively, (substantially all deferred income taxes) were recorded. The expense are based upon income before income taxes using an estimated annual effective income tax rate of 31% for the fiscal year ending June 30, 2017. The provision for the nine months ended March 31, 2017 consists of a charge for the tax effect of the change in the fair value of warrant liabilities which was treated discretely offset by a tax benefit based upon income before benefit for income taxes using the estimated annual effective income tax rate of 23% for the fiscal year ending June 30, 2017. All of those warrants were exercised as of September 30, 2016.

For the three and nine months ended March 31, 2016, an income tax benefit/(provision) of $93 thousand and $(88) thousand respectively, (substantially all deferred income taxes) were recorded. The benefit (provision) consist of a charge for the tax effect of the change in the fair value of warrant liabilities which was treated discretely offset by a tax benefit based upon loss before benefit (provision) for income taxes using an estimated annual effective income tax rate of 33% for the fiscal year ended June 30, 2016.

9. EQUITY

WARRANTS

During the three months ended March 31, 2017 and 2016, there were 0 and 634,100 warrants exercised. During the nine months ended March 31, 2017, 2,376,675 warrants were exercised at $2.6058 per share yielding proceeds of $6.2 million, and 24,733 warrants were exercised at $2.10 per share in a cashless exercise. The following table summarizes warrant activity for the three and nine months ended March 31, 2017 and 2016:

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Beginning balance	23,978	4,298,000	2,445,653	4,309,000
Issued	—	23,978	—	23,978
Exercised	—	(634,100)	(2,401,408)	(645,100)
Expired	—	—	—	—
Cancelled	—	—	(20,267)	—
Ending balance	23,978	3,687,878	23,978	3,687,878

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

In August 2016 stock options were awarded to purchase up to 20,080 shares of common stock at an exercise price of $4.98 per share. The options vest on August 31, 2017, and expire if not exercised prior to August 31, 2023. The options are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. During the quarter ending March 31, 2017, three employees were issued the option to purchase 105,000 shares of common stock, of which 75,000 are classified as non-qualified stock options, exercisable at $4.00 per share, and the remaining 30,000 are intended to qualify as incentive stock options, exercisable at $4.05 per share. Of the 105,000 shares of common stock issued for the option to purchase, 95,000 shares expire on March 31, 2024 and 10,000 expire on February 6, 2024. The fair value of options granted during the nine months ended March 31, 2017 and 2016 was estimated using the following weighted average assumptions:

	Nine months ended
	March 31,
	2017	2016
Expected volatility	49 - 50%	59 - 66%
Expected life	3 - 4 years	4 - 4.5 years
Expected dividends	—%	—%
Risk-free interest rate	1.06 - 1.90%	1.34 - 1.49%
Number of options granted	125,080	194,586
Weighted average exercise price	$4.17	$3.21
Weighted average grant date fair value	$1.68	$1.64

Stock based compensation related to stock options for the three months ended March 31, 2017 and 2016 was $61 thousand and $67 thousand, respectively and $155 thousand and $274 thousand, respectively for the nine months ended March 31, 2017 and 2016.

COMMON STOCK

On July 1, 2016 $40 thousand of stock grants were awarded to each non-employee Director based on the prior 30-day average closing price of the Company’s Common Stock, for a total of 56,784 shares. The shares vest as follows: 18,960 on July 1, 2017, 18,960 on July 1, 2018 and 18,954 on July 1, 2019. The total expense recognized for these grants during the three and nine months ended March 31, 2017 was $37 thousand and $110 thousand.

During the nine months ended March 31, 2017, the Company awarded an aggregate of 78,711 shares to its Chief Executive Officer and Chief Services Officer under its fiscal year 2016 long term stock incentive plan and an aggregate of 13,771  shares to three non-employee Directors in satisfaction of board fees. During the nine-month period, the Chief Executive Officer cancelled 6,533 shares of Common Stock awarded to him under the 2016 fiscal year long term stock incentive plan in satisfaction of $31 thousand of related payroll obligations.

During the nine months ended March 31, 2017, the Company issued an aggregate of 2,401,408 shares upon the exercise of outstanding warrants.

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

If none of the minimum threshold year-over-year percentage target goals are achieved, the executive officers would not be awarded any shares. If all of the year-over-year percentage target goals are achieved, the executive officers would be awarded shares having the following value: Chief Executive Officer (“CEO”) - $675,000 (150% of base salary), Chief Services Officer (“CSO”) - $250,000 (100% of base salary), and Chief Financial Officer (“CFO”) - $103,125 (75% of base salary less proration  for the current fiscal year). If all of the maximum distinguished year-over-year percentage target goals are achieved, the executive officers would be awarded shares having the following value: CEO - $1,012,500 (225% of base salary), CSO - $375,000 (150% of base salary), and CFO - $154,688 (112.50% of base salary less prorated for the current fiscal year). Assuming the minimum threshold year-over-year percentage target goal would be achieved for a particular metric, the number of shares to be awarded for that metric would be determined on a pro rata basis, provided that the award would not exceed the maximum distinguished award for that metric. The shares awarded under the 2017 LTI Stock Plan would vest as follows: one-third at the time of issuance; one-third on June 30, 2018; and one-third on June 30, 2019.

The Company had long-term stock incentive plans (“LTI”) in prior fiscal years for its then executive officers. Stock based compensation related to the LTI plans was as follows in the three and nine months ended March 31, 2017 and 2016:

	Three months ended		Nine months ended
	March 31,		March 31,
($ in thousands, except per share data)	2017	2016	2017	2016
FY17 LTI Plan	$81	$—	$236	$—
FY16 LTI Plan	23	24	73	134
FY15 LTI Plan	3	8	6	48
FY14 LTI Plan	—	2	—	10
Total	$107	$34	$315	$192

10. COMMITMENTS AND CONTINGENCIES

During the nine months ended March 31, 2017 the Company entered into a lease agreement for its operations in Portland, Oregon, which commenced October 1, 2016. The new location consists of 5,362 square feet and will expire in December 2019. The lease includes monthly rental payments of $11 thousand. The straight-line rent expense for this lease is $11 thousand per month.

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

•	the ability of the Company to satisfy its trade obligations included in accounts payable and accrued expenses;

•	the ability of the Company to sell to third party lenders all or a portion of our finance receivables;

•	the ability of a sufficient number of our customers to utilize third party financing companies under our QuickStart program in order to improve our net cash used by operating activities;

•	the incurrence by us of any unanticipated or unusual non-operating expenses which would require us to divert our cash resources from achieving our business plan;

•	the ability of the Company to predict or estimate its future quarterly or annual revenues and expenses given the developing and unpredictable market for its products;

•	the ability of the Company to retain key customers from whom a significant portion of its revenues are derived;

•	the ability of a key customer to reduce or delay purchasing products from the Company;

•	the ability of the Company to obtain widespread commercial acceptance of its products and service offerings such as ePort QuickConnect, mobile payment and loyalty programs;

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

The Company generates revenue in multiple ways. During the quarters ended March 31, 2017 and 2016, we derived 66.0% and 72.3% of our revenues from recurring license and transaction fees related to our ePort Connect service and 34.0% and 27.7% of our revenue from equipment sales, respectively. Connections to our service stem from the sale or lease of our POS electronic payment devices or certified payment software or the servicing of similar third-party installed POS terminals. Connections to the ePort Connect service are the most significant driver of the Company’s revenues, particularly the recurring revenues from license and transaction fees. Customers can obtain POS electronic payment devices from us in the following ways:

•	Purchasing devices directly from the Company or one of its authorized resellers;

•

Financing devices under the Company’s QuickStart Program, which are non-cancellable sixty month sales-type leases, through an unrelated equipment financing company, if available, or directly from the Company; and

•	Renting devices under the Company’s JumpStart Program, which are cancellable month-to-month operating leases.

Highlights of the Company are below:

•	Over 88 employees with its headquarters in Malvern, Pennsylvania;

•	Over 12,400 customers and 504,000 connections to our service;

•	Three direct sales teams at the national, regional, and local customer-level and a growing number of OEMs and national distribution partners;

•	77 United States and foreign patents are in force;

•	The Company’s fiscal year ends June 30th; and

•	The Company has traded on the NASDAQ under the symbol “USAT” since 2007.

The Company has deferred tax assets of approximately $27.6 million resulting from a series of operating loss carry forwards that may be available to offset future taxable income from federal income taxes over the next five or more years.

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

HIGHLIGHTS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016 INCLUDE:

	As of and for the three months ended March 31,
(Connections and $'s in thousands, transactions in millions, eps is not rounded)	2017	2016	Change	% Change
Revenues:
License and transaction fees	$17,459	$14,727	$2,732	18.6%
Equipment sales	9,001	5,634	3,367	59.8%
Total revenues	$26,460	$20,361	$6,099	30.0%

License and transaction fee margin	32.0%	34.1%	(2.1%)

Equipment sales gross margin	11.6%	11.5%	0.1%

Overall Gross Margin	25.0%	27.9%	(2.9%)

Operating income/(loss)	$419	$(595)	$1,014	170.4%

Net income/(loss)	$136	$(5,420)	$5,556	102.5%

Net loss per common shares - basic and diluted	$(0.00)	$(0.16)	$0.16	100.0%

Net cash provided by (used in) operating activities	$848	$4,328	$(3,480)	(80.4%)

Net New Connections	35,000	32,000	3,000	9.4%

Total Connections (at period end)	504,000	401,000	103,000	25.7%

Total Number of Transactions (millions)	104.9	82.0	22.9	27.9%

Transaction Volume (millions)	$202.5	$151.0	$51.5	34.1%

Adjusted EBITDA	$1,862	$1,347	$515	38.2%

Non-GAAP net income	$345	$(87)	$432	496.6%

HIGHLIGHTS FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016 INCLUDE:

	As of and for the nine months ended March 31,
(Connections and $'s in thousands, transactions in millions, eps is not rounded)	2017	2016	Change	% Change
Revenues:
License and transaction fees	$50,463	$41,326	$9,137	22.1%
Equipment sales	19,341	14,138	5,203	36.8%
Total revenues	$69,804	$55,464	$14,340	25.9%

License and transaction fee margin	31.6%	33.5%	(1.9%)

Equipment sales gross margin	16.4%	16.6%	(0.2%)

Overall Gross Margin	27.4%	29.2%	(1.8%)

Operating (loss)/income	$(297)	$111	$(408)	(367.6%)

Net loss	$(2,095)	$(5,934)	$3,839	64.7%

Net loss per common shares - basic and diluted	$(0.07)	$(0.18)	$0.11	61.1%

Net cash provided by (used in) operating activities	$(4,295)	$5,197	$(9,492)	(182.6%)

Net New Connections	75,000	68,000	7,000	10.3%

Total Connections (at period end)	504,000	401,000	103,000	25.7%

Total Number of Transactions (millions)	300.2	227.2	73.0	32.1%

Transaction Volume (millions)	$577.3	$415.7	$161.6	38.9%

Adjusted EBITDA	$4,297	$5,358	$(1,061)	(19.8%)

Non-GAAP net (loss) income	$(369)	$660	$(1,029)	(155.9%)

TRENDING QUARTERLY FINANCIAL DATA

The following tables show certain financial and non-financial data over a five-quarter period that management believes give readers insight into certain trends and relationships about the Company’s financial performance.

Table 1: Five Quarters of Select Key Performance Indicators

Five Quarter Connections & Other Data

	As of and for the three months ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
Connections:
Gross New Connections	40,000	25,000	22,000	33,000	34,000
% from Existing Customer Base	88%	80%	86%	83%	91%
Net New Connections	35,000	21,000	19,000	28,000	32,000
Total Connections	504,000	469,000	448,000	429,000	401,000

Customers:
New Customers Added	500	500	350	300	125
Total Customers	12,400	11,900	11,400	11,050	10,750

Volumes:
Total Number of Transactions (millions)	104.9	100.1	95.1	89.3	82.1
Transaction Volume (millions)	$202.5	$191.5	$183.4	$169.0	$151.0

Financing Structure of Connections:
JumpStart	8.6%	6.8%	7.7%	6.5%	7.4%
QuickStart & All Others *	91.4%	93.2%	92.3%	93.5%	92.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

*   Includes credit sales with standard trade receivable terms

Highlights of USAT’s connections for the quarter ended March 31, 2017 include:

•	35,000 net new connections to our ePort Connect service in the quarter; and
•	504,000 connections to the ePort Connect service compared to the same quarter last year of approximately 401,000 connections, an increase of 103,000 connections, or 25.7%.

Table 2: Quarter Ended March 31, 2017 compared to Quarter Ended March 31, 2016

	For the three months ended March 31,
($ in thousands, except shares and per share data)	2017	% of Sales	2016	% of Sales	Change	% Change

Revenues:
License and transaction fees	$17,459	66.0%	$14,727	72.3%	$2,732	18.6%
Equipment sales	9,001	34.0%	5,634	27.7%	3,367	59.8%
Total revenues	26,460	100.0%	20,361	100.0%	6,099	30.0%

Costs of sales/revenues:
Cost of services	11,876	68.0%	9,703	65.9%	2,173	22.4%
Cost of equipment	7,959	88.4%	4,986	88.5%	2,973	59.6%
Total costs of sales/revenues	19,835	75.0%	14,689	72.1%	5,146	35.0%

Gross profit	6,625	25.0%	5,672	27.9%	953	16.8%

Operating expenses:
Selling, general and administrative	5,947	22.5%	6,094	29.9%	(147)	(2.4%)
Depreciation and amortization	259	1.0%	173	0.8%	86	49.7%
Total operating expenses	6,206	23.5%	6,267	30.8%	(61)	(1.0%)

Operating income (loss)	419	1.6%	(595)	(2.9%)	1,014	(170.4%)

Other income (expense):
Interest income	114	0.4%	67	0.3%	47	70.1%
Interest expense	(188)	(0.7%)	(180)	(0.9%)	(8)	(4.4%)
Change in fair value of warrant liabilities	—	0.0%	(4,805)	(23.6%)	4,805	100.0%
Total other expense, net	(74)	(0.3%)	(4,918)	(24.2%)	4,844	(98.5%)

Income (loss) before income taxes	345	1.3%	(5,513)	(27.1%)	5,858	106.3%
(Provision) benefit for income taxes	(209)	(0.8%)	93	0.5%	(302)	324.7%

Net income (loss)	136	0.5%	(5,420)	(26.6%)	5,556	102.5%
Cumulative preferred dividends	(334)	(1.3%)	(334)	(1.6%)	—	0.0%
Net loss applicable to common shares	$(198)	(0.7%)	$(5,754)	(28.3%)	$5,556	96.6%

Net loss per common share - basic and diluted	$(0.00)		$(0.16)		$0.16	100.0%

Basic and diluted weighted average number of common shares outstanding	40,327,697		36,161,626		4,166,071	11.5%

Revenue. The increase in net new connections of approximately 35,000 for the three months ended March 31, 2017 compared to approximately 32,000 in the same period last year represents an increase of 9.4%. The Company’s total connections have grown to 504,000 at March 31, 2017 compared to 401,000 at March 31, 2016, or a 25.7% increase year-over-year. The increase in total connections is driving the growth in license and transaction fees of 18.6% quarter-over-quarter. The increase in equipment revenue is due to more units sold during the three-month period ended March 31, 2017 compared to the same period last year.

Gross Margin. License and transaction fees gross margin for the three-month period ended March 31, 2017 decreased  to 32.0% from the gross margin of 34.1% during the three-month period ended March 31, 2016. The decrease in license and transaction gross margin is attributable to, among other things, reduced fees periodically extended to customers who offer strategic and/or large market opportunities.

Equipment gross margins increased from 11.5% for the three-month period ended March 31, 2016 to 11.6% for the three-month period ended March 31, 2017.  The increase in equipment gross margin is primarily attributable to cost reductions with respect to our products during the three-month period ended March 31, 2017 as compared to the quarter end March 31, 2016.

Operating Expenses. Operating expenses decreased $61 thousand or 1.0% for the three-month period ended March 31, 2017 compared to the prior period in 2016, representing 23.5% and 30.8% of sales, respectively. The $86 thousand increase in depreciation and amortization is primarily due to the assets acquired in the VendScreen acquisition. As reflected in

Table 5 below, our SG&A expense for the March 31, 2017 quarter was approximately $0.1 million less than our SG&A expense for the March 31, 2016 quarter, representing 22.5% and 29.9% of sales, respectively.

Total Other Income (Expense). Total Other Income (Expense) includes interest expense, other income, and the change in the fair value of warrants. The primary driver for volatility in Other Income / (Expense) has been non-cash changes to the fair value of the warrant liabilities which are based on the Company’s stock price. Using the Black-Scholes model, the Company adjusts the warrant liability for fair value through the income statement quarterly. For the three-month period ended March 31, 2017, the Company did not record any expense for the change in the fair value of warrant liabilities compared to recording an expense of $4.8 million for the three months ended March 31, 2016. As the warrants giving rise to the warrant liability were exercised in September 2016, there was no such liability recorded in the March 31, 2017 quarter.

Net Income (Loss). Net income (loss) is a function of the items described above. Net income for the quarter end March 31, 2017 was $0.1 million compared to net loss of $5.4 million for the comparable period a year ago. The primary reason for the difference in net income (loss) was the warrant liability charge taken during the quarter ended March 31, 2016. The Company earned ($0.00) per share during the quarter as compared to a loss of ($0.16) per share during the prior corresponding quarter.

Adjusted EBITDA. For the three months ended March 31, 2017, adjusted EBITDA increased to $1.9 million from $1.3 million for the quarter ended March 31, 2016. The increase was primarily due to the net income earned during the quarter ended March 31, 2017 as compared to the net loss incurred during the prior corresponding quarter adjusted for the fair value of the warrant liabilities.

Non-GAAP Net Income (Loss). Non-GAAP net income increased to $0.3 million for the three months ended March 31, 2017 compared to a Non-GAAP net loss of $0.1 million  for the quarter ended March 31, 2016. The increase was primarily due to the net income earned during the quarter ended March 31, 2017 as compared to the net loss incurred during the prior corresponding quarter adjusted for the fair value of the warrant liabilities. an increase in gross profit.

Weighted Average Shares Outstanding. The increase in the weighted average number of common shares was due to exercises of warrants and to stock issued pursuant to the Company’s stock compensation programs.

Table 3: Nine Months Ended March 31, 2017 compared to the Nine Months Ended March 31, 2016

	For the nine months ended March 31,
($ in thousands, except shares and per share data)	2017	% of Sales	2016	% of Sales	Change	% Change

Revenues:
License and transaction fees	$50,463	72.3%	$41,326	74.5%	$9,137	22.1%
Equipment sales	19,341	27.7%	14,138	25.5%	5,203	36.8%
Total revenues	69,804	100.0%	55,464	100.0%	14,340	25.9%

Costs of sales/revenues:
Cost of services	$34,508	68.4%	$27,475	66.5%	7,033	25.6%
Cost of equipment	16,170	83.6%	11,787	83.4%	4,383	37.2%
Total costs of sales/revenues	50,678	72.6%	39,262	70.8%	11,416	29.1%

Gross profit	19,126	27.4%	16,202	29.2%	2,924	18.0%

Operating expenses:
Selling, general and administrative	18,649	26.7%	15,652	28.2%	2,997	19.1%
Depreciation and amortization	774	1.1%	439	0.8%	335	76.3%
Total operating expenses	19,423	27.8%	16,091	29.0%	3,332	20.7%

Operating (loss) income	(297)	(0.4%)	111	0.2%	(408)	(367.6%)

Other income (expense):
Interest income	387	0.6%	138	0.2%	249	180.4%
Interest expense	(601)	(0.9%)	(403)	(0.7%)	(198)	(49.1%)
Change in fair value of warrant liabilities	(1,490)	(2.1%)	(5,692)	(10.3%)	4,202	73.8%
Total other expense, net	(1,704)	(2.4%)	(5,957)	(10.7%)	4,253	71.4%

(Loss) before income taxes	(2,001)	(2.9%)	(5,846)	(10.5%)	3,845	65.8%
Provision for income taxes	(94)	(0.1%)	(88)	(0.2%)	(6)	(6.8%)

Net loss	(2,095)	(3.0%)	(5,934)	(10.7%)	3,839	64.7%
Cumulative preferred dividends	(668)	(1.0%)	(668)	(1.2%)	—	0.0%
Net loss applicable to common shares	(2,763)	(4.0%)	(6,602)	(11.9%)	$3,839	58.1%

Net loss per common share - basic and diluted	(0.07)		(0.18)		$0.11	61.1%

Basic and diluted weighted average number of common shares outstanding	39,703,690		35,972,633		3,731,057	10.4%

Revenue. The Company’s total connections have grown to 504,000 at March 31, 2017 compared to 401,000 at March 31, 2016, or a 25.7% increase year-over-year. The increase in total connections is driving the growth in license and transaction fees of 22.1% year over year.

Gross Margin. License and transaction fees gross margin for the nine months ended March 31, 2017 decreased to 31.6% from the gross margin of 33.5% during  the nine months ended March 31, 2016. The decrease in license and transaction gross margin is attributable to, among other things, reduced fees periodically extended to customers who offer strategic and/or large market opportunities.

Equipment gross margin decreased slightly from 16.6% for the nine-month period ended March 31, 2016 to 16.4% for the nine-month period ended March 31, 2017.  The decrease in gross margin on a year-to-date basis is primarily attributable to reduced pricing periodically extended to customers who offer strategic and/or large market opportunites.

Operating Expenses. Operating expenses increased $3.3 million or 20.7% for the nine-month period ended March 31, 2017 compared to the prior period in fiscal year 2016. The $2.4 million increase of professional services is attributable to SOX 404 compliance, internal audit, and audit of our financial statements driven primarily by our status as a first time accelerated filer which required an audit of our annual SOX 404 assessment. The $0.8 million increase in salaries and benefits increase is due to employee compensation, headcount and employee related medical benefits. The $0.3 million increase in premises, equipment and insurance costs is due to increasing rent expense for leased properties and employer business insurance. The $0.4 million increase in marketing related expenses is due to marketing and customer promotions.

Total operating expenses as a percentage of sales decreased for the nine months ended March 31, 2017 to 27.8% compared to 29.0% for the nine months ended March 31, 2016.

Total Other Income (Expense). Total Other Income (Expense) includes interest expense, other income, and the change in the fair value of warrants. The primary driver for volatility in Other Income / (Expense) has been non-cash changes to the fair value of the warrant liabilities which are based on the Company’s stock price. Using the Black-Scholes model, the Company adjusts the warrant liability for fair value through the income statement quarterly. For the nine months ended March 31, 2017, the Company recorded a $1.5 million expense for the change in the fair value of warrant liabilities (all attributable to the quarter ended September 30, 2016) compared to the $5.7 million expense for the nine months ended March 31, 2016. As the warrants associated with the liability were exercised in September 2016, there will be no fair value expense recorded in subsequent periods.

Net Loss. Net loss is a function of the items described above. Net loss for the nine months ended March 31, 2017 was $2.1 million compared to a net loss of $5.9 million for the comparable period a year ago. The Company lost ($0.07) per share during the nine month period as compared to a loss of ($0.18) per share during the prior corresponding nine month period.

Adjusted EBITDA. For the nine months ended March 31, 2017, adjusted EBITDA decreased to $4.3 million from $5.4 million for the nine months ended March 31, 2016 or 19.8%. The decrease was primarily due to increased adjustments made for VendScreen non-recurring charges and litigation related professional fees during the prior corresponding nine month period as well as favorable comparable operating results for the prior corresponding nine month period after adjustment for the warrant liabilities.

Non-GAAP Net Income (Loss). Non-GAAP net loss decreased to ($0.4) million for the nine months ended March 31, 2017 compared to non-GAAP net income for the nine months ended March 31, 2016 of $0.7 million. The decrease was primarily due to increased adjustments made for VendScreen non-recurring charges and litigation related professional fees during the prior corresponding nine month period as well as favorable comparable operating results for the prior corresponding nine month period after adjustment for the warrant liabilities.

Weighted Average Shares Outstanding. The increase in the weighted average number of common shares was due to exercises of warrants and to stock issued pursuant to the Company’s stock compensation programs.

Table 4: Reconciliation of Net Income (Loss) to Adjusted EBITDA:

	Three months ended		Nine months ended
	March 31,		March 31,
($ in thousands)	2017	2016	2017	2016
Net income (loss)	$136	$(5,420)	$(2,095)	$(5,934)
Less interest income	(114)	(67)	(387)	(138)
Plus interest expenses	188	180	601	403
Plus income tax provision / (Less income tax benefit)	209	(93)	94	88
Plus depreciation expense	1,165	1,190	3,642	3,863
Plus amortization expense	45	44	132	44
EBITDA	1,629	(4,166)	1,987	(1,674)

Plus loss on fair value of warrant liabilities / (Less gain on fair value of warrant liabilities)	—	4,805	1,490	5,692
Plus stock-based compensation	233	142	678	651
Plus VendScreen non-recurring charges	—	461	109	584
Plus Litigation related professional fees	—	105	33	105
Adjustments to EBITDA	233	5,513	2,310	7,032
Adjusted EBITDA	$1,862	$1,347	$4,297	$5,358

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

Table 5: Selling General & Administrative (SG&A) Expenses

	Three months ended
	March 31,	% of	December 31,	% of	September 30,	% of	June 30,	% of	March 31,	% of
($ in thousands)	2017	SG&A	2016	SG&A	2016	SG&A	2016	SG&A	2016	SG&A
Salaries and benefit costs	$3,060	51.5%	$2,849	49.2%	$3,129	45.3%	$3,050	45.4%	$2,760	45.4%
Marketing related expenses	569	9.6%	578	10.0%	329	4.8%	635	9.4%	362	5.9%
Professional services	1,472	24.8%	1,213	20.9%	2,520	36.5%	1,533	22.8%	1,152	18.9%
Bad debt expense	127	2.0%	352	6.1%	97	1.3%	470	7.0%	505	8.3%
Premises, equipment and insurance costs	482	8.1%	498	8.6%	499	7.2%	555	8.3%	460	7.5%
Research and development expenses	95	1.6%	173	3.0%	124	1.8%	123	1.8%	131	2.1%
VendScreen non-recurring charges	—	0.0%	8	0.1%	101	1.5%	258	3.8%	461	7.6%
Litigation related professional fees	—	0.0%	—	0.0%	33	0.5%	51	0.8%	105	1.7%
Other expenses	142	2.4%	122	2.1%	77	1.1%	46	0.7%	158	2.6%
Total SG&A expenses	$5,947	100%	$5,793	100%	$6,909	100%	$6,721	100%	$6,094	100%
Total Revenue	$26,460		$21,756		$21,588		$21,944		$20,361
SG&A expenses as a percentage of revenue	22.5%		26.6%		32.0%		30.6%		29.9%

Salaries and Benefit Costs. Includes employee compensation and benefits, directors’ fees, cash incentive bonus plans, and stock-based compensation. The increase in cost for the three months ended March 31, 2017 compared to three months ended December 31, 2016, related to an increase in employee headcount as we continue to expand our operations offset by a decrease in the bonus accrual during the three-months ended March 31, 2017 as compared to the December 31, 2016 quarter.

Marketing Related expenses. Marketing related costs include marketing activities and customer promotions.

Professional Services. Includes information technology, legal, public relations, auditing, SOX 404 and other consulting work. Professional service expense during the March 31, 2017 quarter increased by approximately $0.3 million from the professional service expense during the December 31, 2016 quarter, reflecting increases in SOX 404 compliance costs.

Bad Debt expense. Provision for bad debt reflects the most current assessment of reserves required.

Premises, equipment and insurance costs. Includes facilities, supplies, printing and postage, sales and use taxes, and workers’ compensation.

Research and development expenses. Includes product development costs that cannot be capitalized, including materials and contractors.  Research and development costs decreased for the three-month period ended March 31, 2017 compared to the three-month period ended December 31, 2016 due to an increase in our capitialized production costs.

VendScreen Non-recurring charges. Reflects professional fees incurred in connection with the VendScreen integration.

Litigation related professional fees.  Includes legal and other professional fees incurred in connection with the class action litigation as well as the investigation conducted by the Special Litigation Committee of the Board of Directors described in our Form 10-K for the 2016 fiscal year (the “SLC Investigation”).

Other expenses. Includes bank fees, recruiting expenses, non-inventory supplies, subscriptions, and the gain or loss on the disposal of assets.

	Nine months ended
	March 31,	% of	March 31,	% of
($ in thousands)	2017	SG&A	2016	SG&A

Salaries and benefit costs	$9,038	48.5%	$8,231	52.6%
Marketing related expenses	1,476	7.9%	1,030	6.6%
Professional services	5,205	27.9%	2,773	17.7%
Bad debt expense	576	3.1%	980	6.3%
Premises, equipment and insurance costs	1,479	7.9%	1,206	7.7%
Research and development expenses	392	2.1%	359	2.3%
VendScreen non-recurring charges	109	0.6%	584	3.7%
Litigation related professional fees	33	0.2%	105	0.7%
Other expenses	341	1.8%	384	2.4%
Total SG&A expenses	$18,649	100.0%	$15,652	100.0%

Total Revenue	$69,804		$55,464
SG&A expenses as a percentage of revenue	26.7%		28.2%

Salaries and Benefit Costs. Includes employee compensation and benefits, directors’ fees, incentives, and stock-based compensation. The increase in cost for the nine months ended March 31, 2017, related to increases in employee compensation, headcount (primarily due to the VendScreen acquisition), and employee health benefits.

Marketing Related expenses. Marketing related costs increased due to marketing activities and customer promotions.

Professional Services. Includes information technology, legal, public relations, auditing, SOX 404 and other consulting work. The increase for the nine months ended March 31, 2017 is related to SOX 404 compliance, internal audit, and audit of our financial statements driven primarily by our status as a first time accelerated filer which required an audit of our annual SOX 404 assessment.

Bad Debt expense. Provision for bad debt reflects the most current assessment of reserves required.

Premises, equipment and insurance costs. Includes facilities, supplies, printing and postage, sales and use taxes, and workers’ compensation. The increase for the nine months ended March 31, 2017 compared to the same period in 2016 is primarily attributable to increases in rent expense reflecting the addition of the Portland, Oregon office in January 2016 and the new lease agreement for the Malvern, Pennsylvania office.

Research and development expenses. Includes product development costs that cannot be capitalized, including materials and contractors.

Vendscreen Non-recurring charges. Reflects professional fees incurred in connection with the VendScreen integration.

Litigation related professional fees. Includes legal and other professional fees incurred in connection with the class action litigation as well as the SLC Investigation.

Other expenses. Includes bank fees, recruiting expenses, non-inventory supplies, and subscriptions.

Table 6: Non-GAAP Income (Loss) per Share

	Three months ended		Nine months ended
	March 31,		March 31,
($ in thousands)	2017	2016	2017	2016
Net income (loss)	$136	$(5,420)	$(2,095)	$(5,934)
Non-GAAP adjustments:
Non-cash portion of income tax provision	209	(38)	94	213
Fair value of warrant adjustment	—	4,805	1,490	5,692
VendScreen non-recurring charges	—	461	109	584
Litigation related professional fees	—	105	33	105
Non-GAAP net income (loss)	$345	$(87)	$(369)	$660

Net income (loss)	$136	$(5,420)	$(2,095)	$(5,934)
Cumulative preferred dividends	(334)	(334)	(668)	(668)
Net income (loss) applicable to common shares	$(198)	$(5,754)	$(2,763)	$(6,602)

Non-GAAP net income (loss)	$345	$(87)	$(369)	$660
Cumulative preferred dividends	(334)	(334)	(668)	(668)
Non-GAAP net income (loss) applicable to common shares	$11	$(421)	$(1,037)	$(8)

Net income (loss) per common share - basic and diluted	$(0.00)	$(0.16)	$(0.07)	$(0.18)
Non-GAAP net income (loss) per common share - basic and diluted	$0.00	$(0.01)	$(0.03)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	40,327,697	36,161,626	39,703,690	35,972,633

The increase in the weighted average number of common shares was due to exercises of warrants and to stock issued through the Company’s stock compensation programs.

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

Table 7: Balance Sheet as of March 31, 2017 Compared to June 30, 2016

	March 31,	June 30,
($ in thousands)	2017	2016	Change	% Change
Assets
Current assets:
Cash and Cash Equivalents	$17,780	$19,272	$(1,492)	(7.7%)
Accounts receivable, less allowance for doubtful accounts of $2,851 and $2,814, respectively	6,734	4,899	1,835	37.5%
Finance receivables, less allowance for credit losses of $25 and $0, respectively	2,057	3,588	(1,531)	(42.7%)
Inventory, net	4,147	2,031	2,116	104.2%
Prepaid expenses and other current assets	1,628	987	641	64.9%
Deferred income taxes	2,271	2,271	—	—
Total current assets	34,617	33,048	1,569	4.7%

Finance receivables, less current portion	7,548	3,718	3,830	103.0%
Other assets	137	348	(211)	(60.6%)
Property and equipment, net	9,173	9,765	(592)	(6.1%)
Deferred income taxes	25,359	25,453	(94)	(0.4%)
Intangibles, net	666	798	(132)	(16.5%)
Goodwill	11,492	11,703	(211)	(1.8%)
Total assets	$88,992	$84,833	$4,159	4.9%

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$11,529	$12,354	$(825)	(6.7%)
Accrued expenses	3,111	3,458	(347)	(10.0%)
Line of credit, net	7,021	7,119	(98)	(1.4%)
Current obligations under long-term debt	786	629	157	25.0%
Income taxes payable	—	18	(18)	(100.0%)
Warrant liabilities	—	3,739	(3,739)	(100.0%)
Deferred gain from sale-leaseback transactions	255	860	(605)	(70.3%)
Total current liabilities	22,702	28,177	(5,475)	(19.4%)

Long-term liabilities
Long-term debt, less current portion	1,239	1,576	(337)	(21.4%)
Accrued expenses, less current portion	52	15	37	246.7%
Deferred gain from sale-leaseback transactions, less current portion	—	40	(40)	(100.0%)
Total long-term liabilities	1,291	1,631	(340)	(20.8%)
Total liabilities	23,993	29,808	(5,815)	(19.5%)

Shareholders' equity:
Preferred stock, no par value	3,138	3,138	—	0.0%
Common stock, no par value	245,463	233,394	12,069	5.2%
Accumulated deficit	(183,602)	(181,507)	(2,095)	(1.2%)
Total shareholders' equity	64,999	55,025	9,974	18.1%
Total liabilities and shareholders' equity	$88,992	$84,833	$4,159	4.9%

Net working capital	$11,915	$4,871	$7,044	144.6%

Key points from the Balance Sheet as of March 31, 2017 compared to June 30, 2016 include:

•

$10.0 million increase to shareholders’ equity primarily due to $12.1 million increase in common stock offset by our $2.1 million net loss. The increase in common stock included $6.2 million of cash proceeds and $5.2 million of the reclassification of fair value of warrant liability, both attributable to warrants exercised during the September 30, 2016 quarter for 2.4 million shares of common stock; and

•

$7.0 million increase in net working capital primarily attributable to a $1.8 million increase in accounts receivable, a $2.1 million increase in inventory, an increase of $600 thousand of prepaid expenses and other current assets, a decrease in accounts payable of $0.8 million, and a $3.7 million decrease due to the elimination of any warrant liabilities as of March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Table 8: Quarterly Cash Flows

	Three months ended
	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2017	2016	2016	2016	2016
OPERATING ACTIVITIES:
Net (loss) income	$136	$233	$(2,464)	$(872)	$(5,420)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Charges incurred in connection with the vesting and issuance of common stock for employee and director compensation	233	233	211	198	142
Gain on disposal of property and equipment	(28)	(31)	—	(110)	(15)
Amortization of deferred financing fees	72	(79)	105	13	—
Bad debt expense	127	352	97	470	506
Depreciation	1,165	1,220	1,257	1,272	1,190
Amortization of intangible assets	45	43	44	43	44
Impairment of intangible asset	—	—	—	432	—
Change in fair value of warrant liabilities	—	—	1,490	(18)	4,805
Deferred income taxes, net	209	—	(115)	(748)	(93)
Recognition of deferred gain from sale-leaseback transactions	(216)	(215)	(215)	(215)	(215)
Changes in operating assets and liabilities:
Accounts receivable	(41)	(1,309)	(1,038)	2,977	(1,660)
Finance receivables	(4,232)	2,125	(5)	(2,587)	(366)
Inventory	647	(467)	(2,223)	(82)	250
Prepaid expenses and other assets	136	(318)	(224)	(397)	(160)
Accounts payable	2,441	397	(3,661)	329	4,154
Accrued expenses	160	(1,061)	486	115	1,166
Income taxes payable	(6)	(1)	(10)	453	—
Net change in operating assets and liabilities	(895)	(634)	(6,675)	808	3,384
Net cash provided (used) by operating activities	848	1,122	(6,265)	1,273	4,328

INVESTING ACTIVITIES:
Purchase and additions of property and equipment	(183)	(441)	(168)	(207)	(164)
Purchase of property for rental program	(691)	(693)	(642)	—	—
Proceeds from sale of property and equipment	44	61	—	265	19
Cash paid for assets acquired from VendScreen	—	—	—	—	(5,625)
Net cash provided by (used in) investing activities	(830)	(1,073)	(810)	58	(5,770)

FINANCING ACTIVITIES:
Cash used for the retirement of common stock	—	—	(31)	(173)	—
Payment of deferred financing costs	(90)	—	—	—	—
Proceeds from exercise of common stock warrants	—	—	6,193	3,237	1,652
Proceeds (payments) from line of credit, net	—	—	—	138	33
Repayment of long-term debt	(182)	(213)	(161)	(162)	(151)
Net cash (used in) provided by financing activities	(272)	(213)	6,001	3,040	1,534

Net (decrease) increase in cash	(254)	(164)	(1,074)	4,371	92
Cash at beginning of period	18,034	18,198	19,272	14,901	14,809
Cash at end of period	$17,780	$18,034	$18,198	$19,272	$14,901

Supplemental disclosures of cash flow information:
Interest paid in cash	$59	$382	$87	$147	$191
Income taxes paid by cash	$—	$—	$—	$501	$—
Depreciation expense allocated to cost of services	$950	$967	$1,072	$1,139	$1,051
Reclass of rental program property to inventory, net	$8	$(55)	$(11)	$415	$347
Prepaid items financed with debt	$—	$—	$54	$—	$—
Equipment and property acquired under capital lease	$54	$18	$254	$—	$409
Disposal of property and equipment	$87	$570	$—	$555	$189
Fair value of common stock warrants at issuance recorded as a debt discount	$—	$—	$—	$—	$52
Debt financing cost financed with debt	$—	$—	$—	$—	$79

Operating cash flow of $0.8 million for the quarter ended March 31, 2017 decreased $3.5 million from the quarter ended March 31, 2016. Reasons for this included:

•	The Company secured late in the current quarter a large contract which was the primary cause of the finance receivables cash effect of ($3.9) million;
•	Accounts receivable cash effect of $1.6 million primarily due to a decrease in net amounts due from customers for ePort Connect service; and
•	Accounts payable and accrued expenses cash effect of ($2.7) million primarily due to the timing of payments;

For the same quarter to quarter period, net cash used by investing activities decreased $4.9 million, primarily due to the $5.6 million cash outlay for the purchase of Vendscreen in January 2016 offset by a cash outlay of $0.7 million during the current quarter for property for rental program.

For the same quarter to quarter period, net cash from financing activities decreased $1.8 million, primarily due to a decrease in proceeds from the exercise of warrants of $1.7 million.

Operating cash flow for the nine months ended March 31, 2017 decreased $9.5 million from the nine month period ended March 31, 2016. Primary components which contributed were:

•	Finance receivable cash effect of $(1.4) million primarily due to a current quarter large contract offset by increased fundings;
•	Accounts payable and accrued expenses cash effect of ($3.9) million primarily due to timing of payments;
•	Inventory cash effect of $(3.2) million primarily due to inventory growth to meet expected demand;

For the same nine month periods, net cash used by investing activities decreased $3.1 million, primarily due to the $5.6 million cash outlay for the purchase of VendScreen in January 2016, offset by a $2.0 million increase in purchase of property for the rental program and a $0.5 million increase in the purchase and additions of property and equipment.

For the same nine month periods, net cash provided by financing activities increased $1.4 million, primarily due to an increase in proceeds from the exercise of warrants of $4.5 million offset by a decrease in proceeds from the line of credit of $3.0 million.

In September 2014, the Company reintroduced QuickStart, a program whereby our customers are able to purchase our ePort hardware via a five-year, non-cancellable finance agreement. Under the QuickStart program, the Company sells the equipment to customers and creates a long-term and current finance receivable for five-year agreements. In the third and fourth quarters of fiscal 2015, the Company signed vendor agreements with two finance companies, whereby our customers would enter into agreements directly with the finance companies as part of our QuickStart program. Under this scenario, the Company invoices the finance company for the equipment financed by our customer, and typically receives full payment within thirty days. Prior to the reintroduction of QuickStart, the Company had financed its customers’ acquisition of ePort equipment primarily through the JumpStart rental program. Under Jumpstart, the Company records an investing capital expenditure cash outflow for the equipment provided and fixed assets on the balance sheet, and then receives rental income from a month-to-month lease. Customers who utilize third party finance companies in connection with the QuickStart program improve our cash flow from operations, and our QuickStart program reduces cash flow needed for investing activities otherwise incurred by us for our JumpStart program.

Since entering into vendor agreements with two third-party finance companies, the majority of QuickStart sales consummated have been with customers entering into agreements directly with the finance companies. Our customers have shifted from acquiring our products via JumpStart, which accounted for 65% of our gross connections in fiscal year 2014, to QuickStart and sales under normal trade receivable terms, which accounted for 89% and 91% of our gross connections in fiscal year 2015 and 2016, respectively. JumpStart was approximately 8.6% of gross connections in the three months ending March 31, 2017.

The Company is seeking to expand its outside financing partners in order to accommodate expected growth.

Sources of Cash

The Company’s net working capital, which is defined as current assets less current liabilities, was $11.9 million, $14.8 million, $14.0 million, $4.9 million, and ($0.2) million over the last five quarter-end reporting dates beginning March 31, 2017 and ending March 31, 2016. As of March 31, 2017, the Company’s primary sources of cash include:

•	Cash on hand of approximately $17.8 million;

•

$5.0 million available under the line of credit provided we continue to satisfy the various covenants set forth in the loan agreement, including the requirement to meet minimum quarterly adjusted EBITDA, as defined in the loan agreement.;

•	Sales to third party lenders of all or a portion of our finance receivables which may occur in future quarters; and

•	Anticipated cash which may be provided by operating activities in future quarters.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Part II - Other Information.

Item 1. Legal Proceedings

As previously reported, in our 2016 Form 10-K, on June 1, 2016, a purported shareholder filed a purported derivative action on behalf of the Company in the Chester County, Pennsylvania, Court of Common Pleas (No. 2016-05225-MJ), against certain current and former officers and Directors. On August 17, 2016, the Company filed with the Chester County Court a motion to dismiss the complaint. On March 8, 2017, the Court entered an order granting the Company’s motion to dismiss the complaint. On April 6, 2017, the plaintiff appealed the order to the Superior Court of Pennsylvania.

Item 3. Defaults Upon Senior Securities

There were no defaults on any senior securities. On February 1, 2017, an additional $334 thousand of dividends were accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of March 31, 2017 was $14.32 million. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

Item 6. Exhibits

Exhibit
Number	Description

10.1

Third Amendment to Loan and Security Agreement dated as of March 24, 2017 by and between the Company and Heritage Bank of Commerce (Portions of this exhibit were redacted pursuant to a confidentiality treatment request)

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

USA TECHNOLOGIES, INC.

Date: May 9, 2017	/s/ Stephen P. Herbert
Stephen P. Herbert,
Chief Executive Officer

Date: May 9, 2017	/s/ Priyanka Singh
Priyanka Singh
Chief Financial Officer