Form 10-K
period 2017-06-30
USA TECHNOLOGIES INC
filed 2017-08-23
CIK 896429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number 001-33365

USA Technologies, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23‑2679963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Deerfield Lane, Suite 300, Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)

(610) 989‑0340

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered
Common Stock, no par value Series A Convertible Preferred Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).   Yes ☐  No ☒

The aggregate market value of the voting common equity securities held by non-affiliates of the Registrant was $167,436,169 as of the last business day of the most recently completed second fiscal quarter, December 31, 2016, based upon the closing price of the Registrant’s Common Stock on that date.

As of August 7, 2017, there were 50,017,368 outstanding shares of Common Stock, no par value.

USA TECHNOLOGIES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10‑K contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, those described in the “Risk Factors” section of this Form 10‑K. We cannot assure you that we have identified all the factors that create uncertainties. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Readers should not place undue reliance on forward-looking statements.

Any forward-looking statement made by us in this Form 10‑K speaks only as of the date of this Form 10‑K. Unless required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10‑K or to reflect the occurrence of unanticipated events.

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

As of June 30, 2017, the Company had approximately 568,000 connections to its ePort Connect service, compared to approximately 429,000 connections as of June 30, 2016, representing a 32.4% increase. During the fiscal year ended June 30, 2017, the Company processed approximately 414.9 million cashless transactions totaling approximately $803.0 million in transaction dollars, representing a 31.4% increase in transaction volume and a 37.4% increase in dollars processed from the 315.8 million cashless transactions totaling approximately $584.4 million during the previous fiscal year ended June 30, 2016.

Breakdown of Revenues
In Thousands
120,000
100,000
80,000
60,000
40,000
20,000
-
2013
2014
2015
2016
2017
Equipment sales
License and transaction fees

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

THE INDUSTRY

We operate primarily in the small ticket electronic payments industry and, more specifically, the unattended POS market. We also have the ability to accept cashless payment “on the go” through mobile-based payment services, which are generally higher ticket transactions. Our solutions and services facilitate electronic payments in industries that have traditionally relied on cash transactions. We believe the following industry trends are driving growth in demand for electronic payment systems in general and more specifically within the markets we serve:

•	Ongoing shift toward electronic payment transactions and away from cash and checks;
•	Increasing demand for electronic transaction functionality from both consumers and merchant/operators; and
•	Improving POS technology and NFC equipped mobile phone payment technology.

Shift toward electronic payment transactions and away from cash and checks

There has been an ongoing shift away from paper-based methods of payment, including cash and checks, towards electronic-based methods of payment. According to The Nilson Report, December 2016, paper-based methods of payment continued to decline in 2015, representing 26.14% of transaction dollars measured compared to 28.07% in 2014. The four card-based systems—credit, debit, prepaid, and electronic benefits transfer—generated $5.665 trillion in the United States in 2015, 59.32% of transaction dollars measured. The Nilson Report projects that, by 2019, spending at merchants in the U.S. from the four card-based systems will grow to 67.03% of total transaction dollars measured.

Increase in Consumer and Merchant/Operator Demand for Electronic Payments

Increase in Consumer Demand.  The unattended, vending and kiosk POS market has historically been dominated by cash purchases. However, oftentimes, cash purchases at unattended POS locations represent a cumbersome transaction for the consumer because they do not have the correct monetary value (paper or coin), or the consumer does not have the ability to convert their bills into coins. We believe electronic payment system providers such as the Company that can meet consumers’ demand within the unattended market will be able to offer retailers, card associations, card issuers and payment processors and business owners an expanding value proposition at the POS. Based upon our survey of selected vending machines connected to our service over a recent twelve month period, we estimate that average annual cashless sales per machine increased by approximately 44% from those of a prior twelve month period, and cashless sales as a percentage of total machine sales (cashless and cash) increased by 15% from those of such prior twelve month period. In addition, average consumer purchases during the recent twelve month period in which the consumer utilized a credit or debit card were approximately 35% higher than purchases where the consumer utilized cash.

Increase in Merchant/Operator Demand.  We believe that, increasingly, merchants and operators of unattended payment locations (e.g., vending machines, laundry, tabletop games, etc.) are utilizing electronic payment alternatives as a means to improve business results. The Company works with its customers to help them drive increased revenue of their distributed assets through this expanded market opportunity. In addition, electronic payment systems can provide merchants and operators real-time sales and inventory data utilized for back-office reporting and forecasting, like the Company’s solutions and services, helping them to manage their business more efficiently.

Increase in Demand for Networked Assets. M2M (machine-to-machine) technology includes capturing value from wireless modules and electronic devices to improve business productivity and customer service. The term M2M describes any kind of 2‑way communication system between geographically distributed devices through a centrally managed software application without human intervention and as such, the Company’s integrated POS and ePort Connect remote data management capabilities fall into this category of solution. In addition, networked assets can provide valuable information regarding consumers’ purchasing patterns and payment preferences, allowing operators to more effectively tailor their offerings to consumers. Gartner, Inc. forecasted that 6.4 billion connected things would be in use worldwide in 2016, with 5.5 million new things getting connected every day, and will reach 20.8 billion by 2020. The Company believes that its expertise in integrating cashless payments, its scalable network data capacity, its proven ability to handle high transaction volume, and its high quality and reliable data management capabilities make it well suited for the growing opportunities in the M2M market.

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

As approximately 475,000 of the Company’s connections are contactless enabled to accept NFC payments (in addition to magnetic stripe cards) as of June 30, 2017, we believe that we are well-positioned to benefit from this emerging space.

OUR TECHNOLOGY-BASED SOLUTION

Our solutions have been designed to be turn-key and include the ePort Connect service, POS electronic payment devices, certified payment software able to process traditional magnetic stripe credit and debit cards, contactless credit and debit cards, and NFC equipped mobile phones that allow consumers to make payments with their cell phones. We believe that our ability to bundle our products and services, as well as the ability to tailor and customize them to individual customer needs, makes it easy and efficient for our customers to adopt and deploy our technology, and results in a service unmatched in the small-ticket, unattended retail market today.

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

Data Security. We are listed on the VISA Global Registry of Service Providers, meaning that VISA has reviewed and accepted the Report on Compliance (RoC) from our authorized Payment Card Industry (“PCI”) assessor as a PCI DSS Service Provider. Our entry on this registry is renewed annually, and our current entry is valid through January 31, 2018. The VISA listing can be found online at http://www.visa.com/splisting/searchGrsp.do.

OUR SERVICES

For the fiscal year ended June 30, 2017, license and transaction fees generated by our ePort Connect service represented 66.4% of the Company’s revenues. Our ePort Connect solution provides customers with all of the following services, under one cohesive service umbrella:

•	Diverse POS options. Ability to connect to a broad product line of cashless acceptance devices or software.
•

Card Processing Services. Through our existing relationships with card processors and card associations, we provide merchant account and terminal ID set up, pre-negotiated discounted fees on small ticket purchases, and direct electronic funds transfers (EFTs) to our customers’ bank accounts for all settled card transactions as well as ensure compliance with current processing guidelines.

•	Wireless Connectivity. We manage wireless account activations, distributions, and relationships with wireless providers for our customers, if needed.
•

Customer/Consumer Services. We support our installed base by providing 24‑hour help desk support, repairs, and replacement of impaired system solutions. In addition, all inbound billing inquiries are handled through a 24‑hour help desk, thereby eliminating the need for our customers to deal with consumer billing inquiries and potential chargebacks.

•

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

•

M2M Telemetry and DEX data transfer. DEX, an acronym for digital exchange, is the Vending Industry’s standard way to communicate information such as sales, cash in bill validators, coins in coin boxes, sales of units by selection, pricing, door openings, and much more. The Company is able to remotely transfer and push DEX data to customers’ route management systems through its DEX partner program. The Company operates within the VDI (Vending Data Interchange) standards established by NAMA (National Automatic Merchandising Association) and sends DEX files compatible with most major remote management software systems.

•

Over-the-Air Update Capabilities. Automatic over-the-air updates to software, settings, and features from our network to our ePort card reader keep our customers’ hardware up-to-date and enable customers to benefit from any advancement made after their hardware or software purchase.

•

Value-added Services. Access to additional services such as MORE, our loyalty program, two-tier pricing, special promotions such as our nationwide Apple Pay mobile payment for vending customers, as well as a menu of hardware purchasing options including our JumpStart and QuickStart programs.

•	Deployment Planning. Access to services to help operators successfully deploy cashless payment systems and integrated solutions that is based on our extensive market and customer experience data.
•

Premium Services. USAT offers Premium Services to support our customers that fully leverages the Company’s industry expertise and access to data. These services include planning, project management, installation support, marketing and performance evaluation.

We enter into an ePort Connect Services Agreement, our processing and licensing agreement, with our customers pursuant to which we act as a provider of cashless financial services for the customer’s distributed assets, and the customer agrees to pay us an activation fee, monthly service fees, and transaction processing fees either pursuant to this agreement or another related agreement, such as a purchase order. Our agreements are generally cancelable by the customer upon thirty to sixty days’ notice to us. It typically takes thirty to sixty days for a new connection to begin contributing to the Company’s license and transaction fee revenues.

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

•	ePort Edge™ is a one-piece design and is intended for those customers who require a magnetic swipe-only cashless system with basic features at a lower price point.
•	ePort G‑8 is a two-piece design that supports traditional magnetic stripe credit/debit cards and contactless cards. The ePort G8 telemeter is also available as a stand-alone DEX telemetry solution.
•	ePort G‑9 has been designed to offer all the features of the G‑8 plus additional new features that support expanded acceptance options, consumer engagement offerings and advanced diagnostics.
•

ePort G10-S is a 4G LTE cashless payment device that enables faster processing and enhanced functionality for payment and consumer engagement applications that require higher speeds and large data loads.

•

ePort Interactive is a cloud-based interactive media and content delivery management system, enabling delivery of nutritional information, remote refunds, loyalty programs, and multimedia-marketing for the unattended and self-serve retail markets.

•

QuickConnect is a Web service that allows a client application to securely interface with the Company’s ePort Connect service. QuickConnect essentially replaces ePort SDK (software development kit), which captured our ePort technology in software form for PC-based devices such as kiosks.

Other forms of our ePort technology include:

•

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

•

ePort Online, enables customers to use USALive to securely process cards typically held on file for the purpose of online billing and recurring charges. ePort Online helps USAT’s customers reduce paper invoicing and collections.

SPECIFIC MARKETS WE SERVE

Our current customers are primarily in the self-serve, small ticket retail markets including beverage and food vending and kiosk, commercial laundry, car wash, tolls, amusement and gaming, and office coffee. We estimate that there are approximately 13 million to 15 million potential connections in this self-serve, small ticket retail market. The 568,000 connections to our service as of June 30, 2017 constitute only 4% of these potential connections. While these industry sectors represent only a small fraction of our total market potential, as described below, these are the areas where we have gained the most traction to date. In addition to being our current primary markets, we believe these sectors serve as a proof-of-concept for other unattended POS industry applications.

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

Kiosk.  According to IHL Group’s September 2013 Market Study on Self-Service Kiosks, approximately $822 billion was transacted through self-service kiosks in 2012, which represents an increase of 5.9% from 2011. We believe that kiosks are becoming increasingly popular as credit, debit or contactless payment options enable kiosks to sell an increased variety of items. In addition, the study points to the increasing trend toward self-sufficiency, where time is the most important commodity of the consumer. As merchants continue to seek new ways to reach their customers through kiosk applications, we believe the need for a reliable cashless payment provider experienced with machine integration, PCI compliance and cashless payment services designed specifically for the unattended market will be of increasing value in this market. Our existing kiosk customers integrate with our cashless payment services via our QuickConnect Web service using one of our encrypted readers or ePort POS technologies.

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

3.

Market Leadership. We believe we have one of the largest installed bases of Unattended POS electronic payment systems in the unattended small ticket retail market for food and beverage and we are continuing to expand to other adjacent markets such as laundry, amusement, and gaming and kiosks. As of June 30, 2017, we had approximately 568,000 connections to our network. Our installed base supports our sales and marketing initiatives by enhancing our ability to establish or expand our market position. In addition, this data in combination with our industry experts and analysis enables us to offer Premium Services to our customers to help them deploy and better leverage our technology in their locations. We believe our installed base also provides multiple opportunities for referrals for new business, either from the merchant or operator of the deployed asset or through one of our several strategic partnerships.

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

5.

Increasing Scale and Financial Stability. Due to the continued growth in connections to the Company’s ePort Connect service, during the 2017 fiscal year, 66.4% of the Company’s revenues were from licensing and processing fees which are recurring in nature. We believe that this growing scale provides us improved financial stability and the footprint to market and distribute our products and services more effectively and in more markets than most of our competitors.

6.

Customer-Focused Research and Development. Our research and development initiatives focus primarily on adding features and functionality to our electronic payment solutions based on customer input and emerging market trends. As of June 30, 2017, we had 73 patents (US and International) in force, and 3 United States and 10 international patent applications pending. We have generated considerable intellectual property and know-how associated with creating a seamless, end-to-end experience for our customers.

OUR GROWTH OPPORTUNITY

Our primary objective is to continue to enhance our position as a leading provider of technology that enables electronic payment transactions and value-added services primarily at small-ticket, self-service retail locations such as vending, kiosks, commercial laundry, and other similar markets. We plan to execute our growth strategy organically and through strategic acquisitions. The Company believes its service-approach business model can create a high-margin stream of recurring revenues that could create a foundation for long-term value and continued growth. Key elements of our strategy are to:

Drive Growth in Connections

Leverage Existing Customers/Partners. We have a solid base of key customers across multiple markets, particularly in vending, that have currently deployed our solutions and services to just a small portion of their deployed base. Approximately 93% of our new connections during the fourth fiscal quarter ended June 30, 2017 were from existing customers. We estimate that our current customers represent approximately 2.0 million potential connections. Based on the 568,000 connections to our service as of June 30, 2017, there remain approximately 1.4 million potential connections from our current customers that could be connected to our service. As a result, they are a key component of our plan to drive future sales. We have worked to build these relationships, drive future deployments, and develop customized network interfaces. Our customers have seen the benefits of our products and services first-hand and we believe they represent the largest opportunity to scale connections to our service.

Expand Distribution and Sales Reach. We are intently focused on driving profitable growth through efficient sales channels. Our sales resources and new distribution relationships have led to approximately 1,650 new ePort Connect customers as well as increased penetration in markets such as amusement and arcade, and commercial laundry in fiscal year 2017.

Further Penetrate Attractive Adjacent Markets. We plan to continue to introduce our turn-key solutions and services to various adjacent markets such as the broad-based kiosk market and other similar markets by leveraging our expertise in cashless payment integration combined with the capacity and uniqueness of our ePort Connect solution.

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

Expanding the Value of our Service

Capitalize on the emerging NFC and growing mobile payments trends. With approximately 83% of our connected base contactless enabled to accept NFC payments (including mobile wallets), the Company believes that continued increases in consumer preferences towards contactless payments, including mobile wallets like Apple Pay and Android Pay, represent a significant opportunity for the Company to further drive adoption. According to a market research study conducted in June 2015, almost one in six US consumers (15%) had used a mobile wallet in the past six months, up from 9% in the same period in 2013, and an additional 22% are likely to adopt mobile wallet functionality in the coming six months (The Future of the Mobile Wallet - Chadwick Martin Bailey). As consumers continue to adopt these new methods of cashless payments, it is our belief that adoption will continue to accelerate at a rapid pace and result in more rapid adoption of cashless solutions like the Company’s ePort in the markets that we serve.

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

Comprehensive Service and Support. In addition to its industry-leading ePort cashless payments system, the Company seeks to provide its customers with a comprehensive, value-added ePort Connect service that is designed to encourage optimal ROI through business planning and performance optimization; business metrics through the Company’s KnowledgeBase of data; a loyalty and rewards program for consumer engagement; marketing strategy and executional support; sales data and machine alerts; DEX data transmission; and the ability to extend cashless payments capabilities and the full suite of services across multiple aspects of an operator’s business including micro-markets contract food industry, online payments and mobile payments.

Leverage Intellectual Property. Through June 30, 2017, we have 73 U.S. and foreign patents in force that contain various claims, including claims relating to payment processing, networking and energy management devices. In addition, we own numerous trademarks, copyrights, and trade secrets. We will continue to explore ways to leverage this intellectual property in order to add value for our customers, attain an increased share of the market, and generate licensing revenues.

SALES AND MARKETING

The Company’s sales strategy includes both direct sales and channel development, depending on the particular dynamics of each of our markets. Our marketing strategy is diversified and includes media relations, direct mail, conferences, and client referrals. As of June 30, 2017, the Company was marketing and selling its products through its full and part-time sales staff consisting of 18 people.

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

Chase Paymentech

We entered into a five-year Third Party Payment Processor Agreement, dated April 24, 2015 with Paymentech, LLC, through its member, JPMorgan Chase Bank, N.A. (“Chase Paymentech”), pursuant to which Chase Paymentech will act as the provider of credit and debit card transaction processing services (including authorization, conveyance and settlement of transactions) to the Company and its customers. The Agreement provides that Chase Paymentech will act as the exclusive provider of transaction processing services to the Company and its customers for at least 250 million transactions per year. The Agreement provides that Chase Paymentech may modify the pricing for its services upon 30‑days’ notice, and in connection with certain such increases, the Company has the right to terminate the Agreement upon 120‑days’ notice.

Compass/Foodbuy

On June 30, 2009, we entered into a Master Purchase Agreement (“MPA”) with Foodbuy, LLC (“Foodbuy”), the procurement company for Compass Group USA, Inc. (“Compass”) and other customers. The MPA provides, among other things that, for a period of thirty-six months, Foodbuy, on behalf of Compass, shall utilize USAT as the sole credit or debit card vending system hardware and related software and connect services provider for not less than seventy-five percent of the vending machines of Compass utilizing cashless payments solutions. The MPA also provides that, for a period of thirty-six months from the effective date of the agreement, USAT shall be a preferred supplier and provider to Foodbuy and its customers, including Compass, of USAT’s products and services. The MPA automatically renews for successive one-year periods unless terminated by either party upon sixty days’ notice prior to the end of any such one year renewal period. In addition, on July 1, 2009, USAT and Compass, in conjunction with the MPA described above, also entered into a three-year ePort Connect Services Agreement pursuant to which USAT will provide Compass with all card processing, data, network, communications and financial services, and DEX telemetry data services required in connection with all Compass vending machines utilizing ePorts. The agreement automatically renews for successive one-year periods unless terminated by either party upon sixty days’ notice prior to the end of any such one-year renewal period. During the fiscal year ended June 30, 2017, Compass represented approximately 25% of our total revenues.

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

Setomatic Systems

In April 2013, we entered into a three-year exclusive agreement with Setomatic Systems (“Setomatic”), a privately owned and operated developer and manufacturer of both open and closed loop card payment systems, drop coin meters and electronic timers for the commercial laundry industry. Under the terms of the agreement, the Company, through our ePort Connect® service, will act as the exclusive service provider for all credit/debit card processing for all new customers of Setomatic’s SpyderWash, a credit/debit card acceptance product. Similarly, the Company will market its ePort Connect service in the United States laundry market exclusively through Setomatic. The agreement is subject to renewal for one-year periods after the initial three-year term, subject to notice of non-renewal by either party.

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

There has been a shift by our customers from acquiring our product via JumpStart, which accounted for 9% of our gross connections in fiscal year 2016, and for 7% of our gross connections in fiscal year 2017, to QuickStart or a straight purchase, which accounted for approximately 93% of gross connections in fiscal year 2017. The shift to a straight purchase, along with our ability to increase cash collections under QuickStart sales by utilizing leasing companies, improves cash provided by operating activities.

Due to the success of the QuickStart program as measured by customer utilization of the program and the positive impact on the Company’s cash flows from operating activities when a leasing company is utilized, the Company intends to expand this program by entering into additional vendor agreements with leasing companies and/or expanding its relationship with the two incumbent leasing companies.

JUMP START PROGRAM

Pursuant to the JumpStart Program, customers acquire the ePort cashless device at no upfront cost by paying a higher monthly service fee, avoiding the need to make a major upfront capital investment. The Company would continue to own the ePort device utilized by its customer. At the time of the shipment of the ePort device, the customer is obligated to pay to the Company a one-time activation fee, and is later obligated to pay monthly ePort Connect service fees in accordance with the terms of the customer’s contract with the Company, in addition to transaction processing fees generated from the device. In fiscal year 2017, the Company added approximately 7% of its gross connections through JumpStart.

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

Through June 30, 2017, 96 patents have been granted to the Company, including 81 United States patents and 15 foreign patents, and 3 United States and 10 international patent applications are pending. Of the 96 patents, 73 are still in force. Our patents expire between 2017 and 2035.

RESEARCH AND DEVELOPMENT

Research and development expenses, which are included in selling, general and administrative expense in the Consolidated Statements of Operations, were approximately $1.4 million, $1.4 million and $1.5 million for the years ended June 30, 2017,  2016 and 2015, respectively.

EMPLOYEES

As of June 30, 2017, the Company had 91 full-time employees and 10 part-time employees.

Item 1A. Risk Factors.

Risks Relating to Our Business

We have a history of losses since inception and if we continue to incur losses, the price of our shares can be expected to fall.

We experienced losses from inception through June 30, 2012, with net income for the years ended June 30, 2013 and June 30, 2014. However, we experienced losses for the fiscal years 2015, 2016, and 2017, and continued profitability is not assured. From our inception through June 30, 2017, our cumulative losses from operations are approximately $183 million. Until the Company’s products and services can generate sufficient annual revenues, the Company will be required to use its cash and cash equivalents on hand, its line of credit, and may raise capital to meet its cash flow requirements including the issuance of common stock or debt financing. For the years ended June 30, 2017 and 2016, we incurred a net loss of $1.9 million and $6.8 million, respectively. If we continue to incur losses in the future, the price of our common stock can be expected to fall.

The occurrence of material unanticipated expenses may require us to divert our cash resources from achieving our business plan, adversely affecting our financial performance and resulting in the decline of our stock price.

In the event we incur any material unanticipated expenses, we may be required to divert our cash resources from our operating activities in order to fund any such expenses. Any such occurrence may cause our anticipated connections, revenues, gross profits, and other financial metrics for the 2017 fiscal year and beyond to be materially adversely affected. In such event, the price of our common stock could be expected to fall.

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

At June 30, 2017, we had net working capital of $5.8 million. We had net cash (used in) provided by operating activities of $(6.8) million, $6.5 million, and $(1.7) million for the fiscal years ended June 30, 2017, 2016, and 2015, respectively. Although we believe that we have adequate existing resources to provide for our funding requirements over the next 12 months, there can be no assurances that we will be able to continue to generate sufficient funds thereafter. Unless we maintain or grow our current level of operations, we may need additional funds to continue these operations. We may also need additional capital to update our technology or respond to unusual or unanticipated non-operational events. Should the financing that we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.

Our future operating results may fluctuate.

Our future operating results will depend significantly on our ability to continue to drive revenues from license and transaction fees and our ability to develop and commercialize new products and services. Our operating results may fluctuate based upon many factors, including:

•	fluctuations in revenue generated by our business;
•	fluctuations in operating expenses;

•	our ability to establish or maintain effective relationships with significant partners and suppliers on acceptable terms;
•	the amount of debit or credit card interchange rates that are charged by Visa and MasterCard;
•	the fees that we charge our customers for processing services;
•	the successful operation of our network;
•	the commercial success of our customers, which could be affected by such factors as general economic conditions;
•	the level of product and price competition;
•	the timing and cost of, and our ability to develop and successfully commercialize, new or enhanced products and services;
•	activities of, and acquisitions or announcements by, competitors;
•	the impact from any impairment of inventory, goodwill, fixed assets or intangibles;
•	the impact of any changes of valuation allowance on deferred tax assets;
•	the ability to increase the number of customer connections to our network;
•	marketing programs which delay realization by us of monthly service fees on our new connections;
•	the material breach of security of any of the Company’s systems or third party systems utilized by the Company; and
•	the anticipation of and response to technological changes.

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

If we incur additional debt, we may be subject to the following risks:

•	our vulnerability to adverse economic conditions and competitive pressures may be heightened;
•	our flexibility in planning for, or reacting to, changes in our business and industry may be limited;
•	our debt covenants may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;
•

a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and therefore, may be able to take advantage of opportunities that our indebtedness would prevent us from pursuing;

•	the covenants contained in the agreements governing our outstanding indebtedness may limit our ability to borrow additional funds, dispose of assets and make certain investments;
•	a significant portion of our cash flows could be used to service our indebtedness;
•	we may be sensitive to fluctuations in interest rates if any of our debt obligations are subject to variable interest rates; and
•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

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

Our bank borrowing agreement contains covenants regarding our maintenance of a minimum quarterly adjusted EBITDA as defined in our loan agreement and certain numbers of connections. Our loan agreement also includes covenants that limit our ability to engage in specified types of transactions, including among other things:

•	incur additional indebtedness or issue equity;
•	pay dividends on, repurchase or make distributions in respect of our common stock;
•	make certain investments (including acquisitions) and distributions;
•	sell certain assets;
•	create liens;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•	enter into certain transactions with respect to our affiliates;
•	ability to enter into business combinations; and
•	certain other financial and non-financial covenants.

We were in compliance with these covenants as of June 30, 2017. Failure to be in compliance with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all or a portion of our outstanding indebtedness, which would have a material adverse effect on our business, financial condition and results of operations.

The loss of one or more of our key customers could significantly reduce our revenues, results of operations, and net income.

We have derived, and believe we may continue to derive, a significant portion of our revenues from one large customer or a limited number of large customers. Customer concentrations for the years ended June 30, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Trade account and finance receivables - one customer	42%	18%	35%
License and transaction processing revenues - one customer	20%	16%	21%
Equipment sales revenue - one customer	37%	28%	17%

Our customers may buy less of our products or services depending on their own technological developments, end-user demand for our products and internal budget cycles. A major customer in one year may not purchase any of our products or services in another year, which may negatively affect our financial performance. We have offered, and may in the future offer, discounts to our large customers to incentivize them to continue to utilize our products and services. If we are required to sell products to any of our large customers at reduced prices or unfavorable terms, our results of operations and revenue could be materially adversely affected. Further, there is no assurance that our customers will continue to utilize our transaction processing and related services as our customer agreements are generally cancelable by the customer on thirty to sixty days’ notice.

We depend on our key personnel and, if they leave us, our business could be adversely affected.

We are dependent on key management personnel, particularly the Chairman and Chief Executive Officer, Stephen P. Herbert. The loss of services of Mr. Herbert or other officers could dramatically affect our business prospects. Our executive officers and certain of our officers and employees are particularly valuable to us because:

•	they have specialized knowledge about our company and operations;
•	they have specialized skills that are important to our operations; or

•	they would be particularly difficult to replace.

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

Through June 30, 2017, we had 13 pending United States and foreign patent applications, and will consider filing applications for additional patents covering aspects of our future developments, although there can be no assurance that we will do so. In addition, there can be no assurance that we will maintain or prosecute these applications. The United States Government and other countries have granted us 96 patents as of June 30, 2017. There can be no assurance that:

•	any of the remaining patent applications will be granted to us;
•	we will develop additional products that are patentable or do not infringe the patents of others;
•	any patents issued to us will provide us with any competitive advantages or adequate protection for our products;
•	any patents issued to us will not be challenged, invalidated or circumvented by others; or
•	any of our products would not infringe the patents of others.

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

The operation of our wireless networked devices depends upon the capacity, reliability and security of services provided to us by our wireless telecommunication services providers, AT&T Mobility and Verizon Wireless. We have no control over the operation, quality or maintenance of these services or whether the vendor will improve or reduce its services or continue to provide services that are essential to our business. In addition, subject to our existing contracts with them, our wireless telecommunication services providers may increase their prices, which would increase our costs. If our wireless telecommunication services providers were to cease to provide essential services or to significantly increase prices, we could be required to find alternative vendors for these services. With a limited number of vendors, we could experience significant delays in obtaining new or replacement services, which could lead to slowdowns or failures of our network. In addition, we may have to replace our existing ePort® devices that are already installed in the marketplace and which are utilizing the existing vendor’s services. This could significantly harm our reputation and could cause us to lose customers and revenues.

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

Credit card issuers have promulgated credit card security guidelines as part of their ongoing efforts to battle identity theft and credit card fraud. We continue to work with credit card issuers to assure that our products and services comply with these rules. There can be no assurances, however, that our products and services or third party products and services utilized by us are invulnerable to unauthorized access or hacking. When there is unauthorized access to credit card data that results in financial loss, there is the potential that parties could seek damages from us, and our business reputation and results of operations would be materially adversely affected.

If we fail to adhere to the standards of the Visa and MasterCard credit card associations, our registrations with these associations could be terminated and we could be required to stop providing payment processing services for Visa and MasterCard.

Substantially all of the transactions handled by our network involve Visa or MasterCard. If we fail to comply with the applicable requirements of the Visa and MasterCard credit card associations, Visa or MasterCard could suspend or terminate our registration with them. The termination of our registration with them or any changes in the Visa or MasterCard rules that would impair our registration with them could require us to stop providing payment processing services through our network. In such event, our business plan and/or competitive advantages in the market place would be materially adversely affected.

We rely on other card payment processors; if they fail or no longer agree to provide their services, our customer relationships could be adversely affected and we could lose business.

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

Effective internal control over financial reporting is necessary for us to provide accurate financial information. Section 404 of the Sarbanes-Oxley Act requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K. Although our internal controls over financial reporting were effective as of June 30, 2017, we identified a material weakness in our internal controls over financial reporting as of June 30, 2016 and June 30, 2015. If we are unable to adequately maintain our internal control over financial reporting in the future, we may not be able to accurately report our financial results, which could cause investors to lose confidence in our reported financial information, negatively affecting the trading price of our common stock, or our ability to access the capital markets.

Risks Relating to Our Common Stock

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

Our articles of incorporation prohibit the declaration of any dividends on our common stock unless and until all unpaid and accumulated dividends on the series A convertible preferred stock have been declared and paid. In addition, our loan agreement with our bank prohibits us from paying dividends without the prior consent of our bank. Through August 7, 2017, the unpaid and cumulative dividends on the series A convertible preferred stock are $14.66 million. As of June 30, 2017, each share of series A convertible preferred stock was convertible into 0.1940 of a share of common stock at the option of the holder and is subject to further adjustment as provided in our articles of incorporation. The unpaid and cumulative dividends on the series A convertible preferred stock are convertible into shares of our common stock at the rate of $1,000 per share at the option of the holder. During the year ended June 30, 2017, none of our series A convertible preferred stock and no cumulative preferred dividends were converted into shares of common stock.

Our articles of incorporation also provide that the preferred stock has a liquidation preference over the common stock in the amount of $10 per share plus accrued and unpaid dividends. As of June 30, 2017, the liquidation preference was $18.78 million.

Upon certain fundamental transactions involving the Company, such as a merger or sale of substantially all of our assets, we may be required to distribute the liquidation preference then due to the holders of our series A preferred stock which would reduce the amount of the distributions otherwise to be made to the holders of our common stock in connection with such transactions.

Our articles of incorporation provide that upon a merger or sale of substantially all of our assets or upon the disposition of more than 50% of our voting power, the holders of at least 60% of the preferred stock may elect to have such transaction treated as a liquidation and be entitled to receive their liquidation preference. Upon our liquidation, the holders of our preferred stock are entitled to receive a liquidation preference prior to any distribution to the holders of common stock which, as of June 30, 2017 was $18.8 million.

Our stock price may be volatile.

The trading price of our common stock is expected to be subject to significant fluctuations in response to various factors including, but not limited to, the following:

•	variations in operating results and achievement of key business metrics;
•	changes in earnings estimates by securities analysts, if any;
•	any differences between reported results and securities analysts’ published or unpublished expectations;
•	announcements of new contracts, service offerings or technological innovations by us or our competitors;
•	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;
•	demand for our services and products;
•	shares of common stock being sold pursuant to Rule 144 or upon exercise of warrants;
•	regulatory matters;
•	concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights;
•	potential dilutive effects of future sales of shares of common stock by shareholders and by the Company;
•	the amount of average daily trading volume in our common stock;
•	our ability to obtain working capital financing; and
•	general economic or stock market conditions unrelated to our operating performance.

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

The reports of publicly-traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying and to assess their compliance with applicable disclosure requirements and to enhance the overall effectiveness of companies’ public filings, and comprehensive reviews of such reports are now required at least every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. While we believe that our previously filed SEC reports comply, and we intend that all future reports will comply in all material respects with the published SEC rules and regulations, we could be required to modify or reformulate information contained in prior filings as a result of an SEC review. Any modification or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of our common stock.

Item 2. Properties.

The Company leases approximately 23,138 square feet of space located in Malvern, Pennsylvania, for its principal executive office and for general administrative functions, sales activities, product development, and customer support. The Company’s monthly base rent for the premises is approximately $47 thousand, and will increase each year up to a maximum monthly base rent of approximately $53 thousand. The lease expires on November 30, 2023.

The Company also leases 11,250 square feet of space in Malvern, Pennsylvania for its product warehousing and shipping under a lease agreement which expires on February 28, 2019. As of June 30, 2017, the Company’s rent payment is approximately $5 thousand per month.

The Company leases space in Portland, Oregon related to its VendScreen acquisition. The current lease commenced on October 17, 2016, and will terminate on December 31, 2019. The leased premises consists of approximately 5,362 square feet of rentable space. The lease includes monthly rental payments of approximately $11 thousand per month through December 31, 2019.

Item 3. Legal Proceedings.

As previously reported, on October 1, 2015, a purported class action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company and its executive officers alleging violations under the Securities Exchange Act of 1934. The complaint alleges, among other things, that the defendants failed to disclose that there were significant deficiencies in the design and operating effectiveness of the Company’s internal control over financial reporting, which, when aggregated, represented a material weakness in internal control, and, as a result, the Company’s public statements were materially false and misleading. The complaint seeks certification as a class action, unspecified compensatory damages plus interest, attorneys’ fees and other costs.  On February 1, 2016, the Company filed a motion to dismiss the complaint. On April 14, 2016, the Court issued an order granting the Company’s motion to dismiss the complaint. On May 13, 2016, the plaintiff appealed the Court’s order to the United States Court of Appeals for the Third Circuit. On August 16, 2016, the plaintiff filed a motion for relief from final judgment with the District Court seeking an order modifying the District Court’s previous order dismissing the complaint, and permitting the plaintiff to now file an amended complaint. On September 19, 2016, the District Court issued an order denying the plaintiff’s motion for relief from final judgment, and on October 4, 2016, the plaintiff filed an appeal of this order with the Court of Appeals. On October 6, 2016, the Court of Appeals consolidated the two appeals of plaintiff for all purposes. On March 28, 2017, oral argument was held before the Court of Appeals, and as of the date hereof, the Court of Appeals has not rendered a decision.

By letter dated December 7, 2015, a purported shareholder of the Company demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s current and former officers and directors for breach of fiduciary duties in connection with the material weakness in its internal controls over financial reporting which were more fully described in the Company’s Form 10-K for the fiscal year ended June 30, 2015 (the “2015 Form 10-K”). In response to the demand letter, the Board of Directors formed a special litigation committee (the “SLC”) in order to investigate and evaluate the demand letter. On June 1, 2016, and before the SLC had concluded its investigation, the purported shareholder filed a purported derivative action on behalf of the Company in the Chester County, Pennsylvania, Court of Common Pleas, against certain current and former officers and directors. The complaint alleges that the defendants breached their fiduciary duties relating to the material weakness in internal controls reported in the 2015 Form 10-K. The complaint seeks unspecified damages against the defendants and certain equitable relief. On July 15, 2016 the SLC issued its report (the “SLC Report”) which, among other things, concluded that none of the current or former officers or directors had breached their fiduciary duties, that it was not in the best interests of the Company to pursue the pending shareholder derivative action, and that the Company request the Court to dismiss the action in its entirety. On August 1,

2016, the Board of Directors of the Company adopted all of the conclusions and recommendations set forth in the SLC Report. On August 17, 2016, the Company filed with the Court a motion to dismiss the shareholder complaint. On March 8, 2017, the Court entered an order granting the Company’s motion to dismiss the complaint. On April 6, 2017, the plaintiff appealed the order to the Superior Court of Pennsylvania. As of the date hereof, the Superior Court has not rendered a decision.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The NASDAQ Global Market under the symbol “USAT.”

The high and low sales prices on The NASDAQ Global Market for the common stock were as follows:

Year ended June 30, 2017	High	Low
First Quarter (through September 30, 2016)	$5.81	$4.05
Second Quarter (through December 31, 2016)	$5.77	$3.55
Third Quarter (through March 31, 2017)	$4.85	$3.80
Fourth Quarter (through June 30, 2017)	$5.60	$3.95

Year ended June 30, 2016	High	Low
First Quarter (through September 30, 2015)	$3.52	$1.70
Second Quarter (through December 31, 2015)	$3.40	$2.18
Third Quarter (through March 31, 2016)	$4.54	$2.69
Fourth Quarter (through June 30, 2016)	$4.73	$3.50

As of August 7, 2017, there were approximately 571 holders of record of our common stock and 275 record holders of the preferred stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

The holders of the common stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company’s common stock or preferred stock. No dividend may be paid on the common stock until all accumulated and unpaid dividends on the preferred stock have been paid. As of August 7, 2017, such accumulated unpaid dividends amounted to $14.7 million. The preferred stock is also entitled to a liquidation preference over the common stock which, as of June 30, 2017 equaled $18.8 million.

As of June 30, 2017, equity securities authorized for issuance by the Company with respect to compensation plans were as follows:

Plan category	Number of Securities to be issued upon exercise of outstanding options and warrants (a)	Weighted average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	913,220	$2.82	1,062,451	(1)
Equity compensation plans not approved by security holders	—	—	—
TOTAL	913,220	$2.82	1,062,451

(1)

Represents (i) 1,052,000 shares of common stock issuable under the 2015 Stock Incentive Plan, (ii) 1,447 shares of common stock underlying stock options issuable under the 2014 Stock Option Incentive Plan, and (iii) 9,004 shares of common stock issuable under the Company’s 2013 Stock Incentive Plan.

As of August 7, 2017, shares of common stock reserved for future issuance were as follows:

•	23,978 shares issuable upon the exercise of common stock warrants at an exercise price of $5.00 per share
•	101,001 shares issuable upon the conversion of outstanding preferred stock and cumulative preferred stock dividends;

•	9,004 shares issuable under the 2013 Stock Incentive Plan;
•	716,667 shares underlying stock options issued or to be issued under the 2014 Stock Option Incentive Plan;
•	1,052,000 shares issuable, and/or shares underlying stock options to be issued, under the 2015 Stock Incentive Plan; and
•	140,000 shares issuable to our former CEO upon the occurrence of a USA Transaction.

PERFORMANCE GRAPH

The following graph shows a comparison of the 5‑year cumulative total shareholder return for our common stock with The NASDAQ Composite Index and the S&P 500 Information Technology Index in the United States. The graph assumes a $100 investment on June 30, 2012 in our common stock and in the NASDAQ Composite Index and the S&P 500 Information Technology Index, including reinvestment of dividends.

COMPARISON OF 5‑YEAR CUMULATIVE TOTAL RETURN

Among USA Technologies, Inc., The NASDAQ Composite Index and The S&P 500 Information Technology Index

Total Return For:	Jun-12	Jun-13	Jun-14	Jun-15	Jun-16	Jun-17

USA Technologies, Inc.	$100	$120	$146	$186	$294	$359
NASDAQ Composite	$100	$116	$149	$168	$163	$207
S&P 500 Information Technology Index	$100	$106	$137	$150	$154	$204

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

Item 6. Selected Financial Data.

The following selected financial data for the five years ended June 30, 2017 are derived from the audited consolidated financial statements of USA Technologies, Inc. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information.

	As of and for the Year ended June 30,
($ in thousands, except per share data)	2017	2016	2015	2014	2013

OPERATIONS DATA:

Revenues	$104,093	$77,408	$58,077	$42,345	$35,940

Operating income (loss)	$135	$(1,467)	$(240)	$437	$714

Net (loss) income (1)	$(1,852)	$(6,806)	$(1,089)	$27,531	$854

Cumulative preferred dividends	(668)	(668)	(668)	(668)	(668)
Net (loss) income applicable to common shares	$(2,520)	$(7,474)	$(1,757)	$26,863	$186

Net (loss) earnings per common share - basic	$(0.06)	$(0.21)	$(0.05)	$0.77	$0.01

Net (loss) earnings per common share - diluted	$(0.06)	$(0.05)	$0.78	$0.78	$0.01

Cash dividends per common share	—	—	—	—	—

BALANCE SHEET DATA:

Total assets	$97,691	$84,833	$75,134	$70,764	$36,576
Capital lease obligations and long-term debt, including current portion	$4,291	$2,205	$2,332	$423	$370
Shareholders’ equity	$65,778	$55,025	$53,311	$53,737	$23,379

CASH FLOW DATA:

Net cash (used in) provided by operating activities	$(6,771)	$6,468	$(1,698)	$7,085	$6,039

Net cash (used in) provided by investing activities	(3,693)	(5,772)	3,354	(7,917)	(9,181)

Net cash provided by (used in) financing activities	3,937	7,202	646	3,923	2,696

Net (decrease) increase in cash and cash equivalents	(6,527)	7,898	2,302	3,091	(446)

Cash and cash equivalents at beginning of period	19,272	11,374	9,072	5,981	6,427

Cash and cash equivalents at end of period	$12,745	$19,272	$11,374	$9,072	$5,981

CONNECTIONS AND TRANSACTION DATA (UNAUDITED)

Net New Connections	139,000	96,000	67,000	52,000	50,000
Total Connections	568,000	429,000	333,000	266,000	214,000

New Customers Added	1,650	1,450	2,300	2,250	1,750
Total Customers	12,700	11,050	9,600	7,300	5,050

Total Number of Transactions (millions)	414.9	315.8	216.6	168.5	129.1
Transaction Volume ($ millions)	$803.0	584.4	$388.9	$293.8	$219.0

(1)	Net income for the year ended June 30, 2014 includes an income tax benefit of $27.3 million for the reduction of tax valuation allowance.

The following unaudited quarterly financial operations data for the years ended June 30, 2017 and June 30, 2016 is derived from the audited consolidated financial statements of USA Technologies, Inc. and its interim reports for the quarters therein. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information.

	UNAUDITED
YEAR ENDED JUNE 30, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Revenues	$21,588	$21,756	$26,460	$34,289	$104,093

Gross profit	$6,167	$6,334	$6,625	$7,520	$26,646

Operating (loss) income	$(950)	$234	$419	$432	$135

Net (loss) income	$(2,464)	$233	$136	$243	$(1,852)

Cumulative preferred dividends	$(334)	$—	$(334)	$—	$(668)

Net (loss) income applicable to common shares	$(2,798)	$233	$(198)	$243	$(2,520)

Net (loss) earnings per common share - basic	$(0.07)	$0.01	$0.00	$0.01	$(0.06)

Net (loss) earnings per common share - diluted	$(0.07)	$0.01	$0.00	$0.01	$(0.06)

Weighted average number of common shares outstanding - basic	38,488,005	40,308,934	40,327,697	40,331,993	39,860,335

Weighted average number of common shares outstanding - diluted	38,488,005	40,730,712	40,327,697	40,772,482	39,860,335

	UNAUDITED
YEAR ENDED JUNE 30, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Revenues	$16,600	$18,503	$20,361	$21,944	$77,408

Gross profit	$5,047	$5,483	$5,672	$5,783	$21,985

Operating income (loss)	$112	$594	$(595)	$(1,578)	$(1,467)

Net income (loss)	$360	$(874)	$(5,420)	$(872)	$(6,806)

Cumulative preferred dividends	$(334)	$—	$(334)	$—	$(668)

Net income (loss) applicable to common shares	$26	$(874)	$(5,754)	$(872)	$(7,474)

Net earnings (loss) per common share - basic	$0.00	$(0.02)	$(0.16)	$(0.02)	$(0.21)

Net earnings (loss) per common share - diluted	$0.00	$(0.02)	$(0.16)	$(0.02)	$(0.21)

Weighted average number of common shares outstanding - basic	35,848,395	35,909,933	36,161,626	37,325,681	36,309,047

Weighted average number of common shares outstanding - diluted	36,487,879	35,909,933	36,161,626	37,325,681	36,309,047

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

•

whether we experience material weaknesses in our internal controls over financial reporting in the future, and are not able to accurately or timely report our financial condition or results of operations;

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

The Company generates revenue in multiple ways. During fiscal year 2017, we derived approximately 66.4% of our revenues from recurring license and transaction fees related to our ePort Connect service and approximately 33.6% of our revenue from equipment sales. Connections to our service stem from the sale or lease of our POS electronic payment devices, certified payment software, or the servicing of similar third-party installed POS terminals. Connections to the ePort Connect service are the most significant driver of the Company’s revenues, particularly the recurring revenues from license and transaction fees. Customers can obtain POS electronic payment devices from us in the following ways:

•	Purchasing devices directly from the Company or one of its authorized resellers;
•

Financing devices under the Company’s QuickStart Program, which are non-cancellable sixty month sales-type leases, through an unrelated equipment financing company, if available, or directly from the Company; and

•	Renting devices under the Company’s JumpStart Program, which are cancellable month-to-month operating leases.

Highlights of the Company are below:

•	Over 90 employees with its headquarters in Malvern, Pennsylvania;

•	Over 12,700 customers and 568,000 connections to our service;

•	Three direct sales teams at the national, regional, and local customer-level and a growing number of OEMs and national distribution partners;

•	73 United States and foreign patents are in force;

•	The Company’s fiscal year ends June 30th; and

•	The Company has traded on the NASDAQ under the symbol “USAT” since 2007.

The Company has deferred tax assets of approximately $27.7 million resulting from a series of operating loss carry forwards that may be available to offset future taxable income from federal income taxes over the next five or more years.

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

ePort hardware is available to customers under the QuickStart program pursuant to which the customer would enter into a five-year non-cancelable lease with either the Company or a third-party leasing company for the devices. The Company utilizes its best estimate of selling price when calculating the revenue to be recorded under these leases. The Quickstart contracts qualify for sales type lease accounting. Accordingly, the Company recognizes a portion of lease payments as interest income. At the end of the lease period, the customer would have the option to purchase the device at its residual value.

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

The Company tests indefinite-lived intangible assets for impairment using a two-step process. The first step screens for potential impairment, while the second step measures the amount of impairment. The Company uses a relief from royalty analysis to complete the first step in this process. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date for its indefinite-lived intangible assets.  The Company concluded there was an impairment of its indefinite-lived trademarks as a result of its annual impairment testing in its fiscal year 2016, and recorded a $432 thousand impairment expense in the fourth quarter of the fiscal year ended June 30, 2016. This impairment expense reduced the carrying value of the trademarks to zero at June 30, 2016.  There were no indefinite-lived intangible assets remaining at June 30, 2017.

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

VALUATION ALLOWANCE

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest or penalties related to uncertain tax positions were incurred during the years ended June 30, 2017, 2016, and 2015.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2017 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2016

The following table sets forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of our historical results is not necessarily indicative of the results that may be expected in the future.

	Year Ended June 30,
($ in thousands, except shares and per share data)	2017	% of Sales	2016	% of Sales	Change	% Change

Revenues:
License and transaction fees	$69,142	66.4%	$56,589	73.1%	$12,553	22.1%
Equipment sales	34,951	33.6%	20,819	26.9%	14,132	67.9%
Total revenues	104,093	100.0%	77,408	100.0%	26,685	34.5%

Cost of services	47,053	68.1%	38,089	67.3%	8,964	23.5%
Cost of equipment	30,394	87.0%	17,334	83.3%	13,060	75.3%
Total cost of sales	77,447	74.4%	55,423	71.6%	22,024	39.7%

Gross profit	26,646	25.6%	21,985	28.4%	4,661	21.2%

Operating expenses:
Selling, general and administrative	25,493	24.5%	22,373	28.9%	3,120	13.9%
Depreciation and amortization	1,018	1.0%	647	0.8%	371	57.3%
Impairment of intangible asset	—	0.0%	432	0.6%	(432)	(100.0%)
Total operating expenses	26,511	25.5%	23,452	30.3%	3,059	13.0%
Operating income (loss)	135	0.1%	(1,467)	(1.9%)	1,602	(109.2%)

Other income (expense):
Interest income	482	0.5%	320	0.4%	162	50.6%
Interest expense	(892)	(0.9%)	(600)	(0.8%)	(292)	48.7%
Change in fair value of warrant liabilities	(1,490)	(1.4%)	(5,674)	(7.3%)	4,184	(73.7%)
Total other expense, net	(1,900)	(1.8%)	(5,954)	(7.7%)	4,054	68.1%

Loss before (provision) benefit for income taxes	(1,765)	(1.7%)	(7,421)	(9.6%)	5,656	76.2%
(Provision) benefit for income taxes	(87)	(0.1%)	615	0.8%	(702)	(114.1%)

Net loss	(1,852)	(1.8%)	(6,806)	(8.8%)	4,954	72.8%
Cumulative preferred dividends	(668)	(0.6%)	(668)	(0.9%)	—	0.0%
Net loss applicable to common shares	$(2,520)	(2.4%)	$(7,474)	(9.7%)	$4,954	66.3%
Net loss per common share - basic and diluted	$(0.06)		$(0.21)		$0.15

Weighted average number of common shares outstanding - basic and diluted	39,860,335		36,309,047		3,551,288	(9.8%)

Revenue Revenues for the fiscal year ended June 30, 2017 were $104.1 million, consisting of $69.1 million of license and transactions fees and $35.0 million of equipment sales, compared to $77.4 million for the fiscal year ended June 30, 2016, consisting of $56.6 million of license and transaction fees and $20.8 million of equipment sales. The increase in total revenue from the prior year of $26.7 million, or 34.5%, was attributable to the 67.9% increase in equipment sales of $14.1 million and the 22.1% increase in license and transaction fees of $12.6 million.

Revenue from license and transaction fees, which represented 66.4% of total revenue for fiscal year 2017, is primarily attributable to monthly ePort Connect® service fees and transaction processing fees. Highlights for fiscal year 2017 include:

•

Adding 139,000 net connections to our service, consisting of 157,000 new gross connections to our ePort Connect service in fiscal year 2017, offset by 18,000 deactivations from business churn. The number of net new connections added to our service during the fiscal year reflects connections added to our service during the fourth quarter of the fiscal year which were attributable to a significant order received from an existing customer related to the customer’s efforts to attain a 100% cashless presence in the marketplace. The 139,000 net connections added compares to 96,000 net connections added in fiscal year 2016

•

As of June 30, 2017, the Company had approximately 568,000 connections to the ePort Connect service compared to approximately 429,000 connections to the ePort Connect service as of June 30, 2016, an increase of 139,000 net connections or 32.4%

•	Increases in the number of small-ticket credit/debit transactions and dollars handled for fiscal year 2017 of 31.4% and 37.4%, respectively, compared to the same period a year ago; and
•	ePort Connect customer base grew 14.9% from June 30, 2016.

The increase in license and transaction fees was due to the growth in ePort Connect service fees and transaction dollars that stems from the increased number of connections to our ePort Connect service.

Pursuant to its agreements with customers, in addition to ePort Connect service fees, the Company earns transaction processing fees equal to a percentage of the dollar volume processed by the Company which is reflected in license and transaction fees revenues. During the fiscal year ended June 30, 2017, the Company processed approximately 414.9 million transactions totaling approximately $803.0 million compared to approximately 315.8 million transactions totaling approximately $584.4 million during the fiscal year ended June 30, 2016, an increase of approximately 31.4% in the number of transactions and approximately 37.4% in the value of transactions processed.

New customers added to our ePort® Connect service during the fiscal year ended June 30, 2017 totaled 1,650, bringing the total number of customers to approximately 12,700 as of June 30, 2017. The Company added approximately 1,450 new customers in the year ended June 30, 2016. The Company had approximately 11,050 customers as of June 30, 2016, representing a 14.9% increase during the fiscal year ended June 30, 2017. The Company views the total installed base of machines managed by its customers that have yet to transition to cashless payment as a key strategic opportunity for future growth in connections. We count a customer as a new customer upon the signing of their ePort Connect service agreement. When a reseller sells our ePort, we count a customer as a new customer upon the signing of the applicable services agreement with the customer.

The $14.1 million increase in equipment sales was primarily attributable to the continued shift to the Quickstart program from the Jumpstart program, including the significant order from an existing customer referred to above.

Cost of sales Cost of sales consisted of cost of services for license and transaction fees of $47.1 million and $38.1 million and equipment costs of $30.4 million and $17.3 million for the fiscal years ended June 30, 2017 and 2016, respectively. The increase in total cost of sales of $22.0 million, or 39.7%, was partially due to an increase in cost of equipment sales of $13.1 million primarily due to selling more units during the period under the QuickStart program. There was also an increase in cost of services of $9.0 million that stemmed from the increase in transaction dollars processed by the greater number of connections to the Company’s ePort Connect service.

Gross Profit Gross profit for the fiscal year ended June 30, 2017 was $26.6 million as compared to gross profit of $22.0 million for the previous fiscal year, an increase of $4.6 million, or 21.2%, of which $3.5 million is attributable to license and transaction fees gross profit and $1.1 million of equipment sales gross profit.

Gross Margin Overall gross margins decreased from 28.4% in the 2016 fiscal year to 25.6% in the fiscal year ended June 30, 2017, composed of a decrease in license and transaction fees’ margin to 31.8% from 32.7% in the prior fiscal year, and a decrease in equipment sales margin from 16.8% in the prior fiscal year to 13.1% in the fiscal year ended June 30,

2017.  The decrease in overall gross margin is attributable to, among other things, reduced fees and/or pricing periodically extended to customers who offer strategic and/or large market opportunities.

Selling, general and administrative Selling, general and administrative (“SG&A”) expenses of $25.5 million for the fiscal year ended June 30, 2017,  increased by $3.1 million or 13.9%, from the prior fiscal year. The increase was primarily attributable to a $3.0 million increase in professional services and other operating expenses and a $0.8 million increase in salaries and other compensation-related expenses driven by the general expansion of our business, partially offset by a $0.7 million decrease in Vendscreen acquisition costs.

Total Other Income (Expense) Total Other Income (Expense) for the fiscal year ended June 30, 2017, primarily consisted of a $1.5 million non-cash charge for the change in the fair value of the Company’s warrant liability.

Tax Provision The tax provision for the fiscal year ended June 30, 2017 was $87 thousand, consisting of $600 thousand in federal tax benefits offset by $(687) thousand in changes to permanent tax differences, primarily relating to the change in fair value of warrant liabilities.

Non-GAAP net loss was $166 thousand for the fiscal year ended June 30, 2017 compared to non-GAAP net loss of $713 thousand for fiscal year ended June 30, 2016.

A reconciliation of net loss to non-GAAP net income (loss) for the fiscal years ended June 30, 2017 and 2016 is as follows:

	Year ended
	June 30,	June 30,
($ in thousands)	2017	2016

Net loss	$(1,852)	$(6,806)
Non-GAAP adjustments:
Non-cash portion of income tax provision	54	(579)
Fair value of warrant adjustment	1,490	5,674
VendScreen non-recurring charges	109	842
Litigation related professional fees	33	156
Non-recurring costs	—	—
Non-GAAP net income (loss)	$(166)	$(713)

Net loss	$(1,852)	$(6,806)
Cumulative preferred dividends	(668)	(668)
Net loss applicable to common shares	$(2,520)	$(7,474)

Non-GAAP net loss	$(166)	$(713)
Cumulative preferred dividends	(668)	(668)
Non-GAAP net loss applicable to common shares	$(834)	$(1,381)

Net loss per common share - basic and diluted	$(0.06)	$(0.21)
Non-GAAP net loss per common share - basic and diluted	$(0.02)	$(0.04)
Weighted average number of common shares outstanding - basic and diluted	39,860,335	36,309,047

As used herein, non-GAAP net income (loss) represents GAAP (Generally Accepted Accounting Principles) net income (loss) excluding costs or benefits relating to any adjustment for fair value of warrant liabilities and non-cash portions of the Company’s income tax benefit (provision), non-recurring fees and charges that were incurred in connection with the acquisition and integration of the VendScreen business, and professional fees incurred in connection with the class action litigation and the SLC investigation. Non-GAAP net earnings (loss) per common share is calculated by dividing non-GAAP net income (loss) by the number of weighted average shares outstanding. Management believes that non-GAAP net income (loss) is an important measure of USAT’s business. Non-GAAP net income (loss) is a non-GAAP financial measure which is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Management believes that non-GAAP net income (loss) and non-GAAP net earnings (loss) per share are important measures of the Company’s business. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that this non-GAAP financial measure serves as a useful metric for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance. Additionally, the Company utilizes non-GAAP net income (loss) as a metric in its executive officer and management incentive compensation plans.

For the fiscal year ended June 30, 2017, the Company had Adjusted EBITDA of $7.1 million compared to Adjusted EBITDA of $6.0 million for the fiscal year ended June 30, 2016. Reconciliation of net loss to Adjusted EBITDA for the fiscal years ended June 30, 2017 and 2016 is as follows:

	Year ended
	June 30,	June 30,
($ in thousands)	2017	2016

Net loss	$(1,852)	$(6,806)
Less interest income	(482)	(320)
Plus interest expenses	892	600
(Less) plus income tax provision	87	(615)
Plus depreciation expense	5,416	5,135
Plus amortization expense	175	87
EBITDA	4,236	(1,919)
Plus change in fair value of warrant liabilities	1,490	5,674
Plus stock-based compensation	1,214	849
Plus intangible asset impairment	—	432
Plus VendScreen non-recurring charges	109	842
Plus Litigation related professional fees	33	105
Adjustments to EBITDA	2,846	7,902
Adjusted EBITDA	$7,082	$5,983

As used herein, Adjusted EBITDA represents net loss before interest income, interest expense, income taxes, depreciation, amortization, non-recurring fees and charges that were incurred in connection with the acquisition and integration of the VendScreen business, professional fees incurred in connection with the class action litigation, impairment charges related to our EnergyMiser asset trademarks, and change in fair value of warrant liabilities and stock-based compensation expense. We have excluded the non-operating item, change in fair value of warrant liabilities, because it represents a non-cash gain or charge that is not related to our operations. We have excluded the non-cash expense, stock-based compensation, as it does not reflect our cash-based operations. We have excluded the non-recurring costs and expenses incurred in connection with the VendScreen transaction in order to allow more accurate comparison of the financial results to historical operations. We have excluded the professional fees incurred in connection with the class action litigation as well as the trademark impairment charges because we believe that they represent a charge that is not related to our operations. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision making. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including our net income or net loss or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with our net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of our profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance. Additionally, we utilize Adjusted EBTIDA as a metric in our executive officer and management incentive compensation plans.

FISCAL YEAR ENDED JUNE 30, 2016 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2015

The following table sets forth our results of operations for the periods presented and as a percentage of our total revenues for those periods. The period-to-period comparison of our historical results is not necessarily indicative of the results that may be expected in the future.

	Year Ended June 30,
($ in thousands, except shares and per share data)	2016	% of Sales	2015	% of Sales	Change	% Change

Revenues:
License and transaction fees	$56,589	73.1%	$43,633	75.1%	$12,956	29.7%
Equipment sales	20,819	26.9%	14,444	24.9%	6,375	44.1%
Total revenues	77,408	100.0%	58,077	100.0%	19,331	33.3%

Cost of services	38,089	67.3%	29,429	67.4%	8,660	29.4%
Cost of equipment	17,334	83.3%	11,825	81.9%	5,509	46.6%
Total cost of sales	55,423	71.6%	41,254	71.0%	14,169	34.3%

Gross profit	21,985	28.4%	16,823	29.0%	5,162	30.7%

Operating expenses:
Selling, general and administrative	22,373	28.9%	16,451	28.3%	5,922	36.0%
Depreciation and amortization	647	0.8%	612	1.1%	35	5.7%
Impairment of intangible asset	432	0.6%	—	0.0%	432	0.0%
Total operating expenses	23,452	30.3%	17,063	29.4%	6,389	37.4%
Operating income (loss)	(1,467)	(1.9%)	(240)	(0.4%)	(1,227)	511.3%

Other income (expense):
Interest income	320	0.4%	83	0.1%	237	285.5%
Other income	—	0.0%	52	0.1%	(52)	0.0%
Interest expense	(600)	(0.8%)	(302)	(0.5%)	(298)	98.7%
Change in fair value of warrant liabilities	(5,674)	(7.3%)	(393)	(0.7%)	(5,281)	1343.8%
Total other expense, net	(5,954)	(7.7%)	(560)	(1.0%)	(5,394)	(963.2%)

Loss before (provision) benefit for income taxes	(7,421)	(9.6%)	(800)	(1.4%)	(6,621)	(827.6%)
(Provision) benefit for income taxes	615	0.8%	(289)	(0.5%)	904	(312.8%)

Net loss	(6,806)	(8.8%)	(1,089)	(1.9%)	(5,717)	(525.0%)
Cumulative preferred dividends	(668)	(0.9%)	(668)	(1.2%)	—	0.0%
Net loss applicable to common shares	$(7,474)	(9.7%)	$(1,757)	(3.0%)	$(5,717)	(325.4%)
Net loss per common share - basic and diluted	$(0.21)		$(0.05)		$(0.16)

Basic weighted average number of common shares outstanding	36,309,047		35,719,211		589,836	(1.7%)

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

•

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

•

As of June 30, 2016, the Company had approximately 429,000 connections to the ePort Connect service compared to approximately 333,000 connections to the ePort Connect service as of June 30, 2015, an increase of 96,000 net connections or 29%;

•	Increases in the number of small-ticket, credit/debit transactions and dollars handled for fiscal year 2016 of 46% and 50%, respectively, compared to the same period a year ago; and
•	ePort Connect customer base grew 15% from June 30, 2015.

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

Cost of sales Cost of sales consisted of cost of services for license and transaction fees of $38.1 million and $29.4 million and equipment costs of $17.3 million and $11.8 million for the fiscal years ended June 30, 2016 and 2015, respectively. The increase in total cost of sales of $14.2 million, or 34%, was partially due to an increase in cost of equipment sales of $5.5 million primarily due to selling more units during the period under the QuickStart program. There was also an increase in cost of services of $8.7 million that stemmed from the increase in transaction dollars processed by the greater number of connections to the Company’s ePort Connect service.

Gross Profit Gross profit for the fiscal year ended June 30, 2016 was $22.0 million as compared to gross profit of $16.9 million for the previous fiscal year, an increase of $5.1 million, or 30%, of which $4.3 million is attributable to license and transaction fees gross profit and $0.9 million of equipment sales gross profit.

Gross Margin Overall gross margins declined from 29.0% in the 2015 fiscal year to 28.4% in the fiscal year ended June 30, 2016, composed of an increase in license and transaction fees’ margin to 32.7% from 32.6% in the prior fiscal year, and a decrease in equipment sales margin from 18.1% in the prior fiscal year to 16.7% in the fiscal year ended June 30, 2016.

Selling, general, and administrative Selling, general and administrative (“SG&A”) expenses of $22.4 million for the fiscal year ended June 30, 2016, increased by $5.9 million or 36%, from the prior fiscal year. SG&A expenses for the 2016 fiscal year reflects the following: $1.6 million of costs incurred in connection with the VendScreen acquisition and integration as well as operating expenses of the VendScreen business; bad debt expense of $1.5 million; $0.7 million of professional fees and expenses incurred in connection with management’s annual assessment of internal controls over financial reporting required under SOX 404; and $0.3 million of professional fees incurred in connection with the class action litigation and SLC investigation.

Other Income and Expense Other income and expense for the fiscal year ended June 30, 2016, primarily consisted of a $5.7 million non-cash charge for the change in the fair value of the Company’s warrant liabilities. The primary factor affecting the change in fair value is the increase in the Black-Scholes value of the warrants from June 30, 2015 to June 30, 2016, which factored in the increase in the Company’s stock price as well as a decrease in its volatility used for this calculation during that period.

Tax Benefit The tax benefit for the fiscal year ended June 30, 2016 was $615 thousand, consisting of $2.5 million in federal tax benefits offset by $(1.9) million in changes to permanent tax differences, primarily relating to the change in fair value of warrant liabilities.

Non-GAAP net loss was $713 thousand for the fiscal year ended June 30, 2016 compared to non-GAAP net loss of $470 thousand for fiscal year ended June 30, 2015.

A reconciliation of net income to Non-GAAP net income for the years ended June 30, 2016 and 2015 is as follows:

	Year ended
	June 30,	June 30,
($ in thousands)	2016	2015

Net loss	$(6,806)	$(1,089)
Non-GAAP adjustments:
Non-cash portion of income tax provision	(579)	226
Fair value of warrant adjustment	5,674	393
VendScreen non-recurring charges	842	—
Litigation related professional fees	156	—
Non-GAAP net income (loss)	$(713)	$(470)

Net loss	$(6,806)	$(1,089)
Cumulative preferred dividends	(668)	(668)
Net loss applicable to common shares	$(7,474)	$(1,757)

Non-GAAP net income (loss)	$(713)	$(470)
Cumulative preferred dividends	(668)	(668)
Non-GAAP net income (loss) applicable to common shares	$(1,381)	$(1,138)

Net loss per common share - basic and diluted	$(0.21)	$(0.05)
Non-GAAP net loss per common share - basic and diluted	$(0.04)	$(0.03)

Basic and diluted weighted average number of common shares outstanding	36,309,047	35,719,211

As used herein, non-GAAP net income (loss) represents GAAP (Generally Accepted Accounting Principles) net income (loss) excluding costs or benefits relating to any adjustment for fair value of warrant liabilities and non-cash portions of the Company’s income tax benefit (provision), non-recurring fees and charges that were incurred in connection with the acquisition and integration of the VendScreen business, and professional fees incurred in connection with the class action litigation and the SLC investigation. Non-GAAP net earnings (loss) per common share is calculated by dividing non-GAAP net income (loss) by the number of weighted average shares outstanding. Management believes that non-GAAP net income (loss) is an important measure of USAT’s business. Non-GAAP net income (loss) is a non-GAAP financial measure which is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Management believes that non-GAAP net income (loss) and non-GAAP net earnings (loss) per share are important measures of the Company's business. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that this non-GAAP financial measure serves as a useful metric for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance. Additionally, the Company utilizes non-GAAP net income (loss) as a metric in its executive officer and management incentive compensation plans.

For the fiscal year ended June 30, 2016, the Company had Adjusted EBITDA of $6.0 million as compared to an Adjusted EBITDA of $6.3 million during the fiscal year ended June 30, 2015. Reconciliation of net income (loss) to Adjusted EBITDA for the fiscal years ended June 30, 2016 and 2015 is as follows:

	For year ended
	June 30,	June 30,
($ in thousands)	2016	2015

Net loss	$(6,806)	$(1,089)

Less interest income	(320)	(83)
Plus interest expenses	600	302
(Less) plus income tax provision	(615)	289
Plus depreciation expense	5,222	5,731
Plus amortization expense	—	—
EBITDA	(1,919)	5,150
Less change in fair value of warrant liabilities	5,674	393
Plus stock-based compensation	849	716
Plus intangible asset impairment	432	—
Plus VendScreen non-recurring charges	842	—
Plus Litigation related professional fees	105	—
Adjustments to EBITDA	7,902	1,109
Adjusted EBITDA	$5,983	$6,259

As used herein, Adjusted EBITDA represents net loss before interest income, interest expense, income taxes, depreciation, amortization, non-recurring fees and charges that were incurred in connection with the acquisition and integration of the VendScreen business, professional fees incurred in connection with the class action litigation, impairment charges related to our EnergyMiser asset trademarks, and change in fair value of warrant liabilities and stock-based compensation expense. We have excluded the non-operating item, change in fair value of warrant liabilities, because it represents a non-cash gain or charge that is not related to our operations. We have excluded the non-cash expense, stock-based compensation, as it does not reflect our cash-based operations. We have excluded the non-recurring costs and expenses incurred in connection with the VendScreen transaction in order to allow more accurate comparison of the financial results to historical operations. We have excluded the professional fees incurred in connection with the class action litigation as well as the trademark impairment charges because we believe that they represent a charge that is not related to our operations. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision making. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including our net income or net loss or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with our net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of our profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance. Additionally, we utilize Adjusted EBITDA as a metric in our executive officer and management incentive compensation plans.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through cash from operating activities, borrowings under our bank line of credit, along with equity issuances. Our principal source of liquidity is cash totaling $12.7 million and $19.3 million as of June 30, 2017 and June 30, 2016, respectively. On July 25, 2017, the Company closed its underwritten public offering resulting in gross proceeds, before deducting underwriting discounts and commissions and other offering expenses of approximately $43.1 million. The Company intends to use the net proceeds received from the offering for general corporate purposes and working capital to support anticipated growth. These purposes may include, among other things, future acquisitions of businesses, products and technologies, or establishing strategic alliances that the Company believes will complement its current or future business.

Operating Activities

For the year ended June 30, 2017, net cash used in operating activities was $6.8 million. The foregoing reflects a net benefit for non-cash operating activities of $8.5 million, and net cash used by the change in various operating assets and liabilities of $13.4 million which includes an increase in finance receivables of $12.1 million attributable to QuickStart sales which as of June 30, 2017 were financed by the Company. Of the $8.5 million of non-cash activities, $5.6 million related to depreciation and amortization expense, of which $4.5 million related to depreciation on JumpStart equipment allocated to cost of services. In addition to depreciation expense, other major non-cash charges included $1.2 million of stock compensation expense and $1.5 million expense due to the increase in the fair value of warrant liabilities.

During the fiscal year ended June 30, 2015, the Company reintroduced QuickStart, a program whereby our customers are able to purchase our ePort hardware via a five-year, non-cancellable lease. Under the QuickStart program, we sell the equipment to customers and create a long-term and current finance receivable for five-year agreements. In the third and fourth quarters of fiscal 2015, the Company signed vendor agreements with two finance companies, whereby our customers would enter into leases directly with the finance companies as part of our QuickStart program. The Company invoices the finance company for the equipment leased by our customer, and records an accounts receivable for the balances due from the finance companies, and typically receives full payment within 30 days. Prior to the reintroduction of QuickStart, the Company had previously financed its customer’s acquisition of ePort equipment primarily though the JumpStart rental program. Under JumpStart, the Company records an investing capital expenditure cash outflow for the equipment provided and fixed assets on the balance sheet, and then receives rental income from a month-to-month lease. Customers who utilize third party finance companies with the QuickStart program improve our cash flow from operations, and our QuickStart program reduces cash flow needed for investing activities otherwise incurred by us for our JumpStart program.

Since entering into vendor agreements with two third-party finance companies, the majority of QuickStart sales consummated have been with customers entering into agreements directly with the finance companies. Our customers have shifted from acquiring our products under the JumpStart program which accounted for 60% of our gross connections in fiscal year 2014, to QuickStart and sales under normal trade receivable items which accounted for 93% and 91% of our gross connections in fiscal year 2017 and 2016, respectively. JumpSart was 7% of gross connections during the 2017 fiscal year and 9% of our gross connections during the 2016 fiscal year.

We are seeking to expand our outside financing partners in order to accommodate expected growth.

Investing Activities

During the fiscal year ended June 30, 2017, $3.7 million of cash was used by investing activities of which $2.3 million was cash paid for JumpStart rental equipment and $1.7 million paid for the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $3.9 million, generated predominantly by $6.2 million from the exercise of common stock warrants partially offset by $2.0 million in repayments of long-term debt.

Sources of Cash

During the 2017 and 2016 fiscal years, the Company’s net (decrease) increase in cash was $(6.5) million and $7.9 million, respectively. The Company has the following primary sources of capital available: (1) cash and cash equivalents on hand of $12.7 million as of June 30, 2017; (2) the cash which may be provided by operating activities in the future; (3) $4.9 million available as of June 30, 2017 under the line of credit provided we continue to satisfy the various covenants set forth in the loan agreement, including the requirement to meet minimum quarterly adjusted EBITDA, as defined in the loan agreement; (4) gross proceeds of $43.1 million from the public offering which closed on July 25, 2017; and (5) sales to third party lenders of all or a portion of our finance receivables.

Therefore, the Company believes its existing cash and cash equivalents and available cash resources described above would provide sufficient capital resources to operate its anticipated business over the next 12 months.

CONTRACTUAL OBLIGATIONS

As of June 30, 2017, the Company had certain contractual obligations due over a period of time as summarized in the following table:

	Payments Due by Fiscal Year
($ in thousands)
Contractual Obligations	Total	2018	2019-2020	2021-2022	2023 and Beyond
Long-Term Debt Obligations	$1,226	$411	$815	$—	$—
Capital Lease Obligations	3,263	2,996	238	29	—
Operating Lease Obligations	3,396	628	1,144	939	685
Total Contractual Obligations	$7,885	$4,035	$2,197	$968	$685

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

Item 8. Financial Statements and Supplementary Data.

USA TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

USA Technologies, Inc.

We have audited the accompanying consolidated balance sheets of USA Technologies, Inc. and subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2017. Our audits also included the financial statement schedule of USA Technologies, Inc. and subsidiaries listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Technologies, Inc. and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), USA Technologies, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated August 22, 2017 expressed an unqualified opinion on the effectiveness of USA Technologies, Inc. and subsidiaries’ internal control over financial reporting.

/s/ RSM US LLP

Blue Bell, Pennsylvania

August 22, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

USA Technologies, Inc.

We have audited USA Technologies, Inc. and subsidiaries' internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. USA Technologies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, USA Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of USA Technologies, Inc. and subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2017 and our report dated August 22, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

Blue Bell, Pennsylvania

August 22, 2017

USA Technologies, Inc.

Consolidated Balance Sheets

	June 30,	June 30,
($ in thousands, except shares)	2017	2016

Assets
Current assets:
Cash and cash equivalents	$12,745	$19,272
Accounts receivable, less allowance for doubtful accounts of $3,149 and $2,814, respectively	7,193	4,899
Finance receivables, less allowance for doubtful accounts of $19 and $0, respectively	11,010	3,588
Inventory	4,586	2,031
Prepaid expenses and other current assets	968	987
Total current assets	36,502	30,777

Finance receivables, less current portion	8,607	3,718
Other assets	687	348
Property and equipment, net	12,111	9,765
Deferred income taxes	27,670	27,724
Intangibles, net	622	798
Goodwill	11,492	11,703

Total assets	$97,691	$84,833

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$16,054	$12,354
Accrued expenses	4,130	3,458
Line of credit, net	7,036	7,119
Capital lease obligations and current obligations under long-term debt	3,230	629
Income taxes payable	10	18
Warrant liabilities	—	3,739
Deferred gain from sale-leaseback transactions	239	860
Total current liabilities	30,699	28,177

Long-term liabilities:
Capital lease obligations and long-term debt, less current portion	1,061	1,576
Accrued expenses, less current portion	53	15
Deferred gain from sale-leaseback transactions, less current portion	100	40
Total long-term liabilities	1,214	1,631

Total liabilities	$31,913	$29,808

Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preferences of $18,775 and $18,108 at June 30, 2017 and 2016, respectively	3,138	3,138
Common stock, no par value, 640,000,000 shares authorized, 40,331,645 and 37,783,444 shares issued and outstanding at June 30, 2017 and 2016, respectively	245,999	233,394
Accumulated deficit	(183,359)	(181,507)
Total shareholders’ equity	65,778	55,025
Total liabilities and shareholders’ equity	$97,691	$84,833

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Operations

	Year ended June 30,
($ in thousands, except shares and per share data)	2017	2016	2015

Revenues:
License and transaction fees	$69,142	$56,589	$43,633
Equipment sales	34,951	20,819	14,444
Total revenues	104,093	77,408	58,077

Cost of services	47,053	38,089	29,429
Cost of equipment	30,394	17,334	11,825
Total cost of sales	77,447	55,423	41,254
Gross profit	26,646	21,985	16,823

Operating expenses:
Selling, general and administrative	25,493	22,373	16,451
Depreciation and amortization	1,018	647	612
Impairment of intangible asset	—	432	—
Total operating expenses	26,511	23,452	17,063
Operating income (loss)	135	(1,467)	(240)

Other income (expense):
Interest income	482	320	83
Other income	—	—	52
Interest expense	(892)	(600)	(302)
Change in fair value of warrant liabilities	(1,490)	(5,674)	(393)
Total other expense, net	(1,900)	(5,954)	(560)

Loss before (provision) benefit for income taxes	(1,765)	(7,421)	(800)
(Provision) benefit for income taxes	(87)	615	(289)

Net loss	(1,852)	(6,806)	(1,089)
Cumulative preferred dividends	(668)	(668)	(668)
Net loss applicable to common shares	$(2,520)	$(7,474)	$(1,757)
Net loss per common share - basic and diluted	(0.06)	(0.21)	(0.05)

Weighted average number of common shares outstanding - basic and diluted	39,860,335	36,309,047	35,719,211

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Shareholders’ Equity

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
($ in thousands, except shares)	Shares	Amount	Shares	Amount	Deficit	Total
Balance, June 30, 2014	445,063	$3,138	35,602,123	$224,210	$(173,612)	$53,736

Stock based compensation	—	—	193,439	716	—	716
Retirement of common stock	—	—	(31,899)	(62)	—	(62)
Excess tax benefits from share-based compensation	—	—	—	10	—	10
Net loss	—	—	—	—	(1,089)	(1,089)
Balance, June 30, 2015	445,063	$3,138	35,763,663	$224,874	$(174,701)	$53,311

Warrants issued in conjunction with Line of Credit Agreement	—	—	—	52	—	52
Fair value of exercised warrant liability			—	2,914		2,914
Exercise of warrants	—	—	1,887,325	4,918	—	4,918
Stock based compensation	—	—	184,992	849	—	849
Retirement of common stock	—	—	(52,536)	(213)	—	(213)
Net loss	—	—	—	—	(6,806)	(6,806)
Balance, June 30, 2016	445,063	$3,138	37,783,444	233,394	$(181,507)	55,025

Fair value of exercised warrant liability	—	—	—	5,229	—	5,229
Exercise of warrants	—	—	2,401,408	6,193	—	6,193
Stock based compensation	—	—	153,326	1,214	—	1,214
Retirement of common stock	—	—	(6,533)	(31)	—	(31)
Net loss	—	—	—	—	(1,852)	(1,852)
Balance, June 30, 2017	445,063	$3,138	40,331,645	$245,999	$(183,359)	$65,778

See accompanying notes.

USA Technologies, Inc.

Notes to Consolidated Financial Statements

USA Technologies, Inc.

Consolidated Statements of Cash Flows

($ in thousands)	Year ended June 30,
	2017	2016	2015

OPERATING ACTIVITIES:
Net loss	$(1,852)	$(6,806)	$(1,089)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash stock-based compensation	1,214	849	716
(Gain) loss on disposal of property and equipment	(177)	(167)	(17)
Non-cash interest and amortization of debt discount	113	13	—
Bad debt expense	764	1,450	1,098
Depreciation and amortization	5,591	5,222	5,731
Impairment of intangible asset	—	432	—
Change in fair value of warrant liabilities	1,490	5,674	393
Deferred income taxes, net	54	(660)	215
Gain on sale of finance receivables	—	—	(52)
Recognition of deferred gain from sale-leaseback transactions	(560)	(860)	(834)
Changes in operating assets and liabilities:
Accounts receivable	(2,988)	(375)	(2,539)
Finance receivables	(12,119)	(2,040)	(4,114)
Inventory	(2,399)	1,036	(1,931)
Prepaid expenses and other current assets	(304)	(763)	(304)
Accounts payable and accrued expenses	4,410	3,080	996
Income taxes payable	(8)	383	33
Net cash (used in) provided by operating activities	(6,771)	6,468	(1,698)

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(4,041)	(536)	(1,702)
Proceeds from sale of rental equipment under sale-leaseback transactions	—	—	4,994
Proceeds from sale of property and equipment	348	389	62
Cash paid for assets acquired from VendScreen	—	(5,625)	—
Net cash (used in) provided by investing activities	(3,693)	(5,772)	3,354

FINANCING ACTIVITIES:
Cash used in retirement of common stock	(31)	(213)	(62)
Proceeds from exercise of common stock warrants	6,193	4,918	—
Deferred financing costs	(90)	—	—
Proceeds from line of credit	—	7,163	(1,000)
Repayment of line of credit	(106)	(3,992)
Repayment of capital lease obligations and long-term debt	(2,029)	(674)	(359)
Proceeds from long-term debt	—	—	2,057
Excess tax benefits from share-based compensation	—	—	10
Net cash provided by financing activities	3,937	7,202	646
Net (decrease) increase in cash and cash equivalents	(6,527)	7,898	2,302
Cash and cash equivalents at beginning of year	19,272	11,374	9,072
Cash and cash equivalents at end of year	$12,745	$19,272	$11,374

Supplemental disclosures of cash flow information:
Interest paid in cash	$735	$551	$306
Income taxes paid in cash (refund), net	$(335)	$501	$31
Supplemental disclosures of noncash financing and investing activities:
Reclass of rental program property to inventory, net	$156	$1,150	$674
Prepaid items financed with debt	$54	$103	$103
Equipment and software acquired under capital lease	$4,065	$444	$108
Disposal of property and equipment under sale-leaseback transactions	$—	$—	$3,873

See accompanying notes.

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

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash equivalents represent all highly liquid investments with original maturities of three months or less from time of purchase. Cash equivalents are comprised of money market funds. The Company maintains its cash in bank deposit accounts, which may exceed federally insured limits at times.

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

The allowance is determined through an analysis of various factors including the aging of the accounts receivable, the strength of the relationship with the customer, the capacity of the customer transaction fund flow to satisfy the amount due from the customer, and an assessment of collection costs and other factors. The allowance for doubtful accounts receivable is management’s best estimate as of the respective reporting date. The Company writes off accounts receivable against the allowance when management determines the balance is uncollectible and the Company ceases collection efforts. Management believes that the allowance recorded is adequate to provide for its estimated credit losses.

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

INVENTORY

Inventory consists of finished goods. The company's inventories are valued at the lower of cost or net realizable value.

The Company establishes allowances for obsolescence of inventory based upon quality considerations and assumptions about future demand and market conditions.

PROPERTY AND EQUIPMENT, Net

Property and equipment are recorded at cost. Property and equipment are depreciated on the straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on the straight-line basis over the lesser of the estimated useful life of the asset or the respective lease term and are included in “Depreciation and amortization’ in the Consolidated Statements of Operations.

GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets include goodwill, trademarks, non-compete agreements, brand, developed technology and customer relationships.

Goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with ASC 350, “Intangibles – Goodwill and Other”. Under ASC 350, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill during the fiscal years ended June 30, 2017, 2016, or 2015.

There were no indefinite-lived intangible assets at June 30, 2017.  During the fourth quarter of the fiscal year ended June 30, 2016, the fair value of the trademarks were determined to have inconsequential value based on the “relief from royalty” methodology. This assessment resulted in an impairment write-down of $432 thousand during the fourth fiscal quarter of the fiscal year ended June 30, 2016, which is included in “Impairment of intangible asset” in the Consolidated Statement of Operations for the fiscal year ended June 30, 2016. (See Note 7 Goodwill and Intangible Assets for details.)

LONG-LIVED ASSETS

In accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its definite lived long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value. In the period when the plan of sale criteria of ASC 360 are met, definite lived long-lived assets are reported as held for sale, depreciation and amortization cease, and the assets are reported at the lower of carrying value or fair value less costs to sell. The Company has concluded that the carrying amount of definite lived long-lived assets is recoverable as of June 30, 2017 and 2016.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial assets and liabilities are accounted for in accordance with ASC 820 “Fair Value Measurement.” Under ASC 820 the Company uses inputs from the three levels of the fair value hierarchy to measure its financial assets and liabilities. The three levels are as follows:

Level 1‑ Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2‑ Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3‑ Inputs are unobservable and reflect the Company’s assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available.

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

CONCENTRATION OF RISKS

Financial instruments that subject the Company to a concentration of credit risk consist principally of cash and accounts and finance receivables. The Company maintains cash with various financial institutions where accounts may exceed federally insured limits at times. Approximately 42%,  18% and 35% of the Company’s trade accounts and finance receivables at June 30, 2017, 2016 and 2015, respectively, were concentrated with one customer.

Concentration of revenues with customers subject the Company to operating risks. Approximately 20%,  16% and 21% of the Company’s license and transaction processing revenues for the years ended June 30, 2017, 2016 and 2015, respectively, were concentrated with one customer. Approximately 37%,  28% and 17% of the Company’s equipment sales revenue were concentrated with one customer for the years ended June 30, 2017, 2016 and 2015, respectively. The Company’s customers are principally located in the United States.

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

ePort hardware is available to customers under the QuickStart program pursuant to which the customer would enter into a five-year non-cancelable lease with either the Company or a third-party leasing company for the devices. The Company utilizes its best estimate of selling price when calculating the revenue to be recorded under these leases.  The Quickstart contracts qualify for sales type lease accounting. Accordingly, the Company recognizes a portion of lease payments as interest income. At the end of the lease period, the customer would have the option to purchase the device at its residual value.

EQUIPMENT RENTAL

The Company offers its customers a rental program for its ePort devices, the JumpStart program (“JumpStart”). JumpStart terms are typically 36 months and are cancellable with thirty to sixty days’ written notice. In accordance with ASC 840, “Leases”, the Company classifies the rental agreements as operating leases, with service fee revenue related to the leases included in license and transaction fees in the Consolidated Statements of Operations. Costs for the JumpStart revenues, which consists of depreciation expense on the JumpStart equipment, is included in cost of services in the Consolidated Statements of Operations. ePort equipment utilized by the JumpStart program is included in property and equipment, net on the Consolidated Balance Sheet.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense was $0.4 million, $0.3 million, and $0.2 million in the fiscal years ended June 30, 2017, 2016, and 2015, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed as incurred and primarily consist of contractors and product development costs. Research and development expenses, which are included in selling, general and administrative expenses in the Consolidated Statements of Operations, were approximately $1.4 million, $1.4 million and $1.5 million, for the years ended June 30, 2017, 2016, and 2015, respectively. Our research and development initiatives focus on adding features and functionality to our system solutions through the development and utilization of our processing and reporting network and new technology.

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

LITIGATION COSTS

From time to time, we are involved in litigation, claims, contingencies and other legal matters. We record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of the loss can be reasonably estimated. We expense legal costs, including those legal costs expected to be incurred in connection with a loss contingency, as incurred.

INCOME TAXES

The Company follows the provisions of FASB ASC 740, Accounting for Uncertainty in Income Taxes, which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold to be recognized.

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest or penalties related to uncertain tax positions were incurred during the years ended June 30, 2017, 2016, and 2015.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. The tax years ended June 30, 2014 through June 30, 2017 remain open to examination by taxing jurisdictions to which the Company is subject.  While the statute of limitations has expired for years prior to the year ended June 30, 2014, changes in reported losses for those years could be made examination by tax authorities to the extent that operating loss carryforwards from those prior years impact upon taxable income in current years. As of June 30, 2017, the Company did not have any income tax examinations in process.

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share are calculated by dividing net income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) applicable to common shares by the weighted average common shares outstanding for the period plus the dilutive effects of common stock equivalents unless the effects of such common stock equivalents are anti-dilutive. For the years ended June 30, 2017, 2016 and 2015 no effect for common stock equivalents was considered in the calculation of diluted earnings (loss) per share because their effect was anti-dilutive.

OTHER COMPREHENSIVE INCOME

ASC 220, “Comprehensive Income”, prescribes the reporting required for comprehensive income and items of other comprehensive income. Entities having no items of other comprehensive income are not required to report on comprehensive income. The Company has no items of other comprehensive income for its years ended June 30, 2017, 2016 or 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting pronouncements adopted in fiscal year 2017

In July 2015, the FASB issued ASU 2015-11, “Inventory”, which simplifies the measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company early adopted this guidance during fiscal year 2017. The adoption of this standard did not have a material effect on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement Period Adjustments”, which requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment is determined. We adopted this standard during the first quarter of fiscal 2017. The adoption of this standard did not have a material effect on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015‑17, "Balance Sheet Classification of Deferred Taxes", which will require entities to present all deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The standard will be effective for the Company beginning with the quarter ending September 30, 2017. Early application is permitted. The standard can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company early adopted this guidance during fiscal year 2017. As a result of the adoption, $2.3 million of deferred tax assets were reclassified from current to noncurrent assets as of June 30, 2016.

Accounting pronouncements to be adopted.

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

The Company’s project plan includes a three-phase approach to implementing this standard update. Phase one, the assessment phase, is expected to be completed in the first quarter of 2018 and includes the following activities: conducting internal surveys of the business, holding revenue recognition workshops with sales and business unit finance leadership, and reviewing a representative sample of revenue arrangements across the business to initially identify a set of applicable qualitative revenue recognition changes related to the new standard update.  The objectives for the second phase of the project will be to establish and document key accounting policies, assess disclosure, business process and control impacts.  Phase two is expected to be completed in the second quarter of 2018.  Lastly, phase three’s objectives will comprise effectively implementing the new standard update and embedding the new accounting treatment into the Company’s business processes and controls to support the financial reporting requirements.  Phase three is expected to be completed in the fourth quarter of 2018.

The Company is still evaluating the impact that the new standard will have on the Company’s consolidated financial statements and will be unable to quantify its impact until the third phase of the project has been completed.  The method of adoption has also not yet been determined and is not expected to be finalized until the second phase of the project plan has been completed.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The company is the lessee under various agreements which are accounted for as operating leases as discussed in Note 18.  This amendment will be effective for the Company beginning with the year ending June 30, 2020, including interim periods within those fiscal years. Early application is permitted.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU was issued as part of the FASB Simplification Initiative and involves several aspects of accounting for shared-based payment transactions, including income tax consequences, forfeitures and classification on the statement of cash flows. This pronouncement will be effective for the Company beginning with the year ending June 30, 2018, and interim periods within that fiscal year. Accordingly, the company will adopt this standard on July 1, 2017. The primary effects of adoption for the company relate to changes in classification within the Consolidated Statements of Cash Flows and recognition of tax effects related to share-based payments. The new guidance requires all tax related cash flows resulting from share-based payments to be reported as cash provided by operating activities in the Consolidated Statements of Cash Flows. This is a change from the current requirement to present excess tax benefits as cash inflows from financing activities and tax deficiencies as cash outflows from operating activities.  The updated guidance also requires all tax effects related to share-based payments to be recognized within the provision for income taxes in the Consolidated Income Statements. Previously excess tax benefits and tax deficiencies were required to be recognized in additional paid-in capital in the Consolidated Balance Sheets. The standard does not permit retrospective adoption of this update. As such, the company will adopt this update on a prospective basis.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The new guidance makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This pronouncement will be effective for the Company beginning with the year ending June 30, 2019, and interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case the company would be required to apply the amendments prospectively as of the earliest date practicable.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, which outlines updates to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2019, with early application permitted.

3. ACQUISITION

VENDSCREEN, INC.

On January 15, 2016, the Company executed an Asset Purchase Agreement with VendScreen, Inc. (“VendScreen”), a Portland, Oregon based developer of vending industry cashless payment technology, by which it acquired substantially all of VendScreen’s assets and assumed specified liabilities, for a cash payment of $5.6 million. The purchase price was funded using $2.6 million in cash, and the balance of $3.0 million from a term loan which was converted from a line of credit.

The acquisition expanded the Company’s capability with interactive media (touchscreen) and content delivery through VendScreen’s cloud-based content delivery platform, device platform and products, customer base, vendor management system (VMS) integration, and consumer product information including nutritional data. In addition to new technology and services, the acquisition added a West Coast operational footprint, with former VendScreen employees able to offer expanded customer services, sales and technical support. On the date of the acquisition, VendScreen had approximately 150 customers with approximately 6,000 connections. Of those 150 customers approximately 50% were new customers of USAT.

In December 2016, the Company finalized the opening balance sheet of VendScreen relating to facts existing at the opening balance sheet date and recorded a reduction of goodwill for $211 thousand and increased finance receivables for the same amount within the measurement period. The final goodwill amount related to VendScreen opening balance sheet is $3.8 million.

The following table summarizes the purchase price allocation to reflect the fair values of the assets acquired and liabilities assumed at the date of acquisition.

($ in thousands)

Consideration:
Fair value of total consideration paid in cash	$5,625

Recognized amounts of identifiable assets acquired and liabilities assumed:

Financial Assets:
Accounts receivable	$3
Finance receivables	839
Other current assets	20
Deferred income taxes	18
Fair value of financial assets	880
Property & equipment	81
Identifiable intangible assets:
Developed technology	639
Customer relationships	149
Brand	95
Noncompete agreements	2
Fair value of intangible assets	885
Financial liabilities
Accrued liabilities	(50)
Total identifiable net assets	1,796
Goodwill	3,829
Total Fair Value	$5,625

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

The Company incurred $109 thousand and $842 thousand of acquisition / non-recurring expenses consists in connection with the acquisition and integration of the VendScreen business for the fiscal years ended June 30, 2017 and 2016, respectively.  These costs were included within Selling, general and administrative expenses on the Consolidated Statement of Operations.

The acquired business contributed net revenues of $1.2 million during the fiscal year ended June 30, 2016. ASC 805, Business Combinations,  requires the disclosure of additional information including the amounts of earnings of the acquiree since the acquisition date included in the consolidated income statement, and the revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred at the beginning of the prior annual reporting period (supplemental pro forma information). The disclosure of such information was impractical and is not provided as (1) the acquiree had been integrated into the Company’s operation such that discreet financial information of the acquiree could not be determined, and (2) the financial records of the acquiree were not adequate to allow the preparation of supplemental pro forma information.

4. EARNINGS PER SHARE CALCULATION

The calculation of basic loss per share and diluted loss per share is presented below:

	Year ended June 30,
($ in thousands, except per share data)	2017	2016	2015

Numerator for basic and diluted loss per share
Net loss	$(1,852)	$(6,806)	$(1,089)
Preferred dividends	(668)	(668)	(668)
Net loss available to common shareholders	$(2,520)	$(7,474)	$(1,757)

Denominator for basic loss per share - Weighted average shares outstanding	39,860,335	36,309,047	35,719,211
Effect of dilutive potential common shares	—	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	39,860,335	36,309,047	35,719,211

Basic loss per share	$(0.06)	$(0.21)	$(0.05)

Diluted loss per share	$(0.06)	$(0.21)	$(0.05)

Antidilutive shares excluded from the calculation of diluted loss per share were 634,231,  1,168,689, and 252,827 for the years ended June 30, 2017, 2016 and 2015, respectively.

5. FINANCE RECEIVABLES

Finance receivables consist of the following:

	June 30,	June 30,
($ in thousands)	2017	2016

Total finance receivables	$19,617	$7,306
Less current portion	11,010	3,588
Non-current portion of finance receivables	$8,607	$3,718

The Company accounts for their finance receivables using delinquency and nonaccrual data as key performance indicators.  At June 30, 2017, $102 thousand is outstanding and classified as nonperforming.  The Company expects to collect on their outstanding finance receivables without the contracting of third parties.  At June 30, 2017, credit quality indicators consist of the following:

Credit risk profile based on payment activity:	June 30,	June 30,
($ in thousands)	2017	2016

Performing	$19,515	$7,174
Nonperforming	102	132
Total	$19,617	$7,306

Age Analysis of Past Due Finance Receivables

As of June 30, 2017

	30 and under	31 – 60	61 – 90	Greater than			Total
	Days Past	Days Past	Days Past	90 Days Past	Total Past		Finance
($ in thousands)	Due	Due	Due	Due	Due	Current	Receivables

QuickStart Leases	$29	$3	$35	$35	$102	$19,515	$19,617

Age Analysis of Past Due Finance Receivables

As of June 30, 2016

	30 and under	31 – 60	61 – 90	Greater than			Total
	Days Past	Days Past	Days Past	90 Days Past	Total Past		Finance
($ in thousands)	Due	Due	Due	Due	Due	Current	Receivables

QuickStart Leases	$—	$98	$31	$3	$132	$7,174	$7,306

Finance receivables due for each of the fiscal years following June 30, 2017 are as follows:

($ in thousands)

2018	$11,010
2019	2,417
2020	2,462
2021	2,006
2022	1,656
Thereafter	66
19,617

6. PROPERTY AND EQUIPMENT, net

Property and equipment consist of the following:

		June 30, 2017
	Useful		Accumulated
($ in thousands)	Lives	Cost	Depreciation	Net

Computer equipment and software	3-7 years	$5,951	$(4,800)	$1,151
Internal-use software	3-5 years	1,089	(112)	977
Property and equipment used for rental program	5 years	31,406	(21,948)	9,458
Furniture and equipment	3-7 years	1,174	(774)	400
Leasehold improvements	(1)	218	(93)	125
		$39,838	$(27,727)	$12,111

		June 30, 2016
	Useful		Accumulated
($ in thousands)	Lives	Cost	Depreciation	Net

Computer equipment and purchased software	3-7 years	$5,369	$(4,365)	$1,004
Internal-use software	3-5 years	137	(9)	128
Property and equipment used for rental program	5 years	26,648	(18,246)	8,402
Furniture and equipment	3-7 years	874	(654)	220
Leasehold improvements	(1)	575	(564)	11
		$33,603	$(23,838)	$9,765

(1)	Lesser of lease term or estimated useful life

The total for gross assets under capital leases was approximately $6.6 million and $2.6 million and accumulated amortization totaled $3.1 million and $1.9 million as of June 30, 2017 and 2016, respectively. Capital lease amortization of approximately $1.2 million, $271 thousand and $349 thousand, is included in depreciation expense for the years ended June 30, 2017, 2016, and 2015, respectively.

Depreciation expense allocated within our cost of sales for rental equipment was $4.6 million, $4.6 million, and $5.1 million for the years ended June 30, 2017, 2016, and 2017 respectively.

7. GOODWILL AND INTANGIBLE ASSETS

Amortization expense relating to all acquired intangible assets was approximately $176 thousand, $87 and $0 during each of the years ended June 30, 2017, 2016 and 2015, respectively. Intangible asset balances consisted of the following:

	Beginning	Year ended June 30, 2017		Ending
	Balance	Additions/		Balance	Amortization
($ in thousands)	July 1, 2016	Adjustments	Amortization	June 30, 2017	Period

Intangible Assets:
Non-compete agreements	1	—	(1)	—	2 years
Brand	79	—	(32)	47	3 years
Developed technology	576	—	(128)	448	5 years
Customer relationships	142	—	(15)	127	10 years
Total Intangible Assets	$798	$—	$(176)	$622

Goodwill	11,703	(211)	—	11,492	Indefinite

Total Intangible Assets and Goodwill	$12,501	$(211)	$(176)	$12,114

During fiscal 2017, the Company recorded adjustments which resulted in a measurement period adjustment of $211 thousand between goodwill and finance receivables.

	Beginning	Year ended June 30, 2016		Ending
	Balance	Additions/		Balance	Amortization
($ in thousands)	July 1, 2015	Adjustments	Amortization	June 30, 2016	Period

Intangible assets:
Trademarks - Indefinite	$432	$(432)	$—	$—	Indefinite
Non-compete agreements	—	2	(1)	1	2 years
Brand	—	95	(16)	79	3 years
Developed technology	—	639	(63)	576	5 years
Customer relationships	—	149	(7)	142	10 years
Total Intangible Assets	$432	$453	$(87)	$798

Goodwill	7,663	4,040	—	11,703	Indefinite

Total Intangible Assets and Goodwill	$8,095	$4,493	$(87)	$12,501

In testing for impairment in fiscal year 2017, the Company concluded no impairment was needed for goodwill and there were no remaining indefinite-lived intangible assets subject to testing.

During the fourth quarter of the fiscal year ended June 30, 2016, the fair value of the indefinite-lived trademarks related to 1) VendingMiser, 2) CoolerMiser, 3) PlugMiser and 4) SnackMiser were determined to have inconsequential value based on the “relief from royalty” methodology. Key assumptions in the valuation included the forecast sales volume, the royalty rate, the tax amortization benefit, and the estimated remaining economic useful life. This assessment resulted in an impairment write-down during the fourth fiscal quarter of $432 thousand, which is included in “Impairment of intangible asset” in the Consolidated Statement of Operations for the fiscal year ended June 30, 2016.

At June 30, 2017, amortizable intangible asset balances were:

		Accumulated
($ in thousands)	Cost	Amortization	Net Book Value

Non-compete agreements	$2	$(2)	$—
Brand	95	(48)	$47
Developed Technology	639	(191)	$448
Customer Relationships	149	(22)	$127
	$885	$(263)	$622

Estimated annual amortization expense for amortizable intangible assets is as follows:

2018	$175
2019	159
2020	143
2021	79
2022	15
Thereafter	51
$622

8. ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	June 30,
($ in thousands)	2017	2016

Accrued compensation and related sales commissions	$1,495	$1,268
Accrued professional fees	798	809
Accrued taxes and filing fees	916	795
Advanced customer billings	442	236
Accrued other	532	365
	4,183	3,473
Less current portion	(4,130)	(3,458)
	$53	$15

9. LINE OF CREDIT

During the fiscal year ended June 30, 2016, the Company entered into a Loan and Security Agreement and other ancillary documents (as amended, the “Heritage Loan Documents”) with Heritage Bank of Commerce (“Heritage Bank”), providing for a secured asset-based revolving line of credit in an amount of up to $12.0 million (the “Heritage Line of Credit”) at an interest rate calculated based on the Federal Reserves’ Prime, which was 4.25% at June 30, 2017, plus 2.25%. The Heritage Line of Credit and the Company’s obligations under the Heritage Loan Documents are secured by substantially all of the Company’s assets, including its intellectual property.

During March 2017, the Company entered into the third amendment with Heritage Bank that extended the maturity date of the Heritage Line of Credit from March 29, 2017 to September 30, 2018. The Company paid a total of $90 thousand in deferred financing costs.

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

The balance due on the Heritage Line of Credit was $7.1 million at June 30, 2017 and $7.2 million at June 30, 2016.  Included in the Heritage Line of Credit balance is $75 thousand of unamortized debt issuance costs, which is reflected in our net liability of $7.0 million for year ending June 30, 2017.  As of June 30, 2017, $4.9 million was available under our line of credit.

	For Year ended
	June 30,
($ in thousands)	2017	2016

Principal balance at period-end	$7,111	$7,217
Unamortized discount	(75)	(98)
Line of credit, net	$7,036	$7,119
Maximum amount outstanding at any month end	$7,395	$7,217
Average balance outstanding during the period	$7,177	$4,959
Weighted-average interest rate:
As of the period-end	6.5%	5.8%
Paid during the period	6.0%	5.5%

Interest expense on the Line of Credit was approximately $434 thousand, $260 thousand and $211 thousand during each of the years ended June 30, 2017, 2016 and 2015 respectively.

10. SHORT-TERM AND LONG-TERM DEBT BORROWINGS

ASSIGNMENT OF QUICKSTART LEASES

In February and May 2015, the Company assigned its interest in certain finance receivables (various 60 month QuickStart leases) to third-party finance companies in exchange for cash and the assumption of financing obligations in the aggregate of $1.8 million and $304 thousand, respectively. These assignment transactions contain recourse provisions for the Company which requires the proceeds from the assignment to be treated as long-term debt. The financing obligations range in interest rate from 9.4% to 9.5%.

CAPITAL LEASE OBLIGATIONS

During the fiscal year ended June 30, 2017, the Company extended the termination date for each of its six Sales Leaseback Agreements (the “Sale Leaseback Agreements”) with a third party financing company for an additional year, and the extension will also result in the transfer of ownership of the leased assets to the Company at the end of the new term.  As a result of the new provision for ownership transfer back to the Company, the Sale Leaseback Agreements previously considered to be operating leases are classified as capital leases at June 30, 2017.  The capital lease obligation related to the Sale Leaseback Agreements was $2.4 million at June 30, 2017.  See Note 17 to the Consolidated Financial Statements for additional information relating to the Sale Leaseback Agreements.

The Company periodically enters into capital lease obligations to finance certain office and network equipment for use in its daily operations. At June 30, 2017 and 2016, such capital lease obligations were $0.3 million and $0.4 million, respectively. The interest rates on these obligations range from approximately 5.6% to 9.0% and the lease terms range from 2 to 5 years.

The value of the equipment related to capital leases is included in property and equipment and depreciated over the applicable estimated useful lives accordingly.

The balance of long-term debt and capital lease obligations as of June 30, 2017 and June 30, 2016 are shown in the table below.

	June 30,	June 30,
($ in thousands)	2017	2016

Assignment of QuickStart Leases	$1,226	$1,600
Capital lease obligations	3,065	605
	$4,291	$2,205
Less current portion	3,230	629
	$1,061	$1,576

The maturities of long-term debt and capital lease obligations for each of the fiscal years following June 30, 2017 are as follows:

0g
2018	$3,230
2019	654
2020	375
2021	22
2022	10
$4,291

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2017, the Company held no Level 1, Level 2 or Level 3 financial instruments.  As of 2016, the Company held no Level 1 or Level 2 financial instruments. In accordance with the fair value hierarchy described in Note 2, the following table shows the fair value of the Company’s level 3 financial instruments that were required to be measured at fair value as of June 30, 2016:

June 30, 2016	Level 1	Level 2	Level 3	Total

Common stock warrant liability, 2.2 million warrants exercisable at $2.6058 from September 17, 2011 through September 17, 2016	$—	$—	$3,739	$3,739

As of June 30, 2016 fair value of the Company’s Level 3 financial instruments totaled $3.7 million for 2.2 million warrants. The level 3 financial instrument consisted of common stock warrants issued by the Company during March 2011, which included features requiring liability treatment of the warrants. The fair value of warrants issued March 2011 to purchase shares of the Company’s common stock was based on valuations performed by an independent third party valuation firm. The fair value was determined using proprietary valuation models considering the quality of the underlying securities of the warrants, restrictions on the warrants and security underlying the warrants, time restrictions, and precedent sale transactions completed on the secondary market or in other private transactions.

There were no transfer of assets or liabilities between level 1, level 2, or level 3 during the years ended June 30, 2017 and 2016.

	For Year Ended
	June 30,
($ in thousands)	2017	2016

Beginning balance	$(3,739)	$(978)
Increase due to change in fair value of warrant liabilities	(1,490)	(5,674)
Reduction due to warrant exercises	5,229	2,913
Ending balance	$—	$(3,739)

12. WARRANTS

All warrants outstanding as of June 30, 2017 were exercisable. The following table shows exercise prices and expiration dates for warrants outstanding as of June 30, 2017:

	Exercise
Warrants	Price	Expiration
Outstanding	Per Share	Date
23,978	$5.00	March 29, 2021
23,978

The following table shows exercise prices and expiration dates for warrants outstanding as of June 30, 2016:

	Exercise
Warrants	Price	Expiration
Outstanding	Per Share	Date
2,376,675	$2.61	September 18, 2016
45,000	$2.10	December 31, 2017
23,978	$5.00	March 29, 2021
2,445,653

Warrant activity for the years ended June 30, 2017, 2016, and 2015 was as follows:

Warrants
Outstanding at June 30, 2015	4,309,000
Issued	23,978
Exercised	(1,887,325)
Expired	—
Outstanding at June 30, 2016	2,445,653
Issued	—
Exercised	(2,401,408)
Cancelled	(20,267)
Expired	—
Outstanding at June 30, 2017	23,978

On March 17, 2011, in conjunction with a private placement offering the Company issued warrants to purchase up to 4.3 million shares of Common Stock, exercisable at $2.6058 per share. The 4.3 million warrants were exercisable from September 17, 2011 through September 17, 2016. During the year ended June 30, 2017 and June 30, 2016, approximately 2.4 million and 1.9 million warrants were exercised and the Company received cash proceeds of $6.2 million and $4.9 million, respectively. Due to a change in control provision, the Company has recorded a liability of $0.0 million and $3.7 million at June 30, 2017 and 2016, respectively, for the estimated fair value of the warrants in its Consolidated Balance Sheet (see Note 11‑Fair Value of Financial Instruments). Period to period changes in the fair value of these warrants were reflected through income.  As of June 30, 2017 all of these warrants have been exercised.

In conjunction with the Loan and Security agreement (Note 9 – Line of Credit) and as a condition of the Avid bank (“the Bank”) entering into the First Amendment, the Company issued to the Bank warrants to purchase up to 45 thousand shares of Common Stock of the Company. The warrants were exercisable at any time prior to December 31, 2017 at an exercise price of $2.10 per share. Upon issuance, the fair value of the warrants was $55 thousand using a Black Scholes model, which was recorded as prepaid interest and included in other assets on the Consolidated Balance Sheet, and was amortized as non-cash interest expense over the remaining term of the Line of Credit as amended in January 2013. During the year ended June 30, 2017, these options were converted into shares per the terms of the warrant agreement.  As of June 30, 2017 all of these warrants have been exercised.

On March 29, 2016, the Company entered into a Loan and Security Agreement with a secondary bank (Note 9 – Line of Credit), providing a secured asset-based revolving line of credit in an amount of up to $12 million. In conjunction with the Loan and Security Agreement the company issued to the bank warrants to purchase up to 24 thousand shares of Common Stock of the Company. The warrants are exercisable at any time prior to March 29, 2021 at an exercise price of $5.00 per share. At the time of issuance the fair value of the warrants was estimated at $52 thousand using a Black Scholes model. This was recorded as a contra-debt item and is included in the line of credit on the Consolidated Balance Sheet, and is being amortized as a non-cash interest expense over the remaining term of the Line of Credit. Non-cash interest expense of $39 thousand and $13 thousand has been recognized for the year ending June 30, 2017 and 2016, respectively related to this warrant. As of June 30, 2017 all of the non-cash interest expense has been fully amortized.

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

The (provision) benefit for income taxes for the years ended June 30, 2017, 2016 and 2015 is comprised of the following:

($ in thousands)	2017	2016	2015
Current:
Federal	$(2)	$(7)	$(58)
State	(31)	(38)	(6)
Total current	(33)	(45)	(64)
Deferred:
Federal	(14)	407	365
State	(40)	253	(590)
Total deferred	(54)	660	(225)
Total income tax (provision) benefit	$(87)	$615	$(289)

The provision for income taxes for the year ended June 30, 2015 includes $396 thousand for the state and federal income tax effects of a decrease in the applicable state tax rate used to tax effect deferred tax assets resulting from a state income tax law change.

A reconciliation of the (provision) benefit for income taxes for the years ended June 30, 2017, 2016 and 2015 to the indicated (provision) benefit based on income (loss) before (provision) benefit for income taxes at the federal statutory rate of 34% is as follows:

($ in thousands)	2017	2016	2015
Indicated (provision) benefit at federal statutory rate of 34%	$600	$2,523	$272
Effects of permanent differences
Warrants	(507)	(1,929)	(133)
Other	(137)	(111)	(82)
State income taxes, net of federal benefit	(59)	199	(410)
Income tax credits	60	70	40
Changes related to prior years	8	—	187
Changes in valuation allowances	(52)	(137)	(163)
	$(87)	$615	$(289)

At June 30, 2017 the Company had federal and state operating loss carryforwards of approximately $162 million and $72 million, respectively, to offset future taxable income expiring through approximately 2037. The timing and extent to which the Company can utilize operating loss carryforwards in any year may be limited because of provisions of the Internal Revenue Code regarding changes in ownership of corporations (i.e. IRS Code Section 382). The changes in ownership limitations under IRS Code Section 382 have had the effect of limiting the maximum amount of federal operating loss carryforwards as of June 30, 2017 available for use to offset future years’ taxable income to approximately $124 million. Federal and state operating loss carryforwards start to expire in 2022 and 2018, respectively.

The net deferred tax assets arose primarily from net operating loss carryforwards, as well as the use of different accounting methods for financial statement and income tax reporting purposes as follows:

	June 30,
($ in thousands)	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$46,604	$46,691
Asset reserves	2,063	1,713
Deferred research and development	1,634	1,356
Intangibles	244	539
Deferred gain on assets under sale-leaseback transaction	125	331
Stock-based compensation	607	377
Other	285	379
	51,562	51,386
Deferred tax liabilities:
Fixed assets	(706)	(528)
Deferred tax assets, net	50,856	50,858
Valuation allowance	(23,186)	(23,134)
Deferred tax assets, net of allowance	$27,670	$27,724

14. STOCK BASED COMPENSATION PLANS

The Company has three active stock based compensation plans at June 30, 2017 as shown in the table below:

			Authorized
Date Approved	Name of Plan	Type of Plan	Shares

June 2013	2013 Stock Incentive Plan	Stock	500,000
June 2014	2014 Stock Option Incentive Plan	Stock Options	750,000
June 2015	2015 Stock Incentive Plan	Stock & Stock Options	1,250,000
			2,500,000

As of June 30, 2017, the Company had reserved shares of Common Stock for future issuance for the following:

Exercise of Common Stock Warrants	23,978
Conversions of Preferred Stock and cumulative Preferred Stock dividends	100,667
Issuance under 2013 Stock Incentive Plan	9,004
Issuance under 2014 Stock Option Incentive Plan	1,447
Issuance under 2015 Stock Incentive Plan	1,052,000
Issuance to former Chief Executive Officer upon the occurrence of a USA Transaction	140,000
Total shares reserved for future issuance	1,327,096

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

	Year ended	Year ended	Year ended
	June 30, 2017	June 30, 2016	June 30, 2015

Expected volatility	48-50%	59-66%	78-79%
Expected life	4 years	4.5 years	7 years
Expected dividends	0.00%	0.00%	0.00%
Risk-free interest rate	1.06-1.90%	1.46-1.49%	1.59-2.04%

Stock based compensation related to stock options for the years ended June 30, 2017, 2016 and 2015 was $264 thousand,  $338 thousand, and $370 thousand respectively. Unrecognized compensation related to stock option grants as of June 30, 2017, 2016, and 2015 was $450 thousand, $167 thousand, and $297 thousand respectively.

The following tables provide information about outstanding options for the fiscal years ended June 30, 2017, 2016, and 2015:

	For the Twelve Months Ended June 30,
	2017
		Weighted
		Average Grant	Weighted Average
	Shares	Date Fair Value	Exercise Price

Outstanding options, beginning of period	610,141	$1.35	$2.07
Granted	303,079	$1.80	$4.30
Forfeited	—	$—	$—
Exercised	—	$—	$—
Expired	—	$—	$—
Outstanding options, end of period	913,220	$1.51	$2.82

	For the Twelve Months Ended June 30,
	2016
		Weighted
		Average Grant	Weighted Average
	Shares	Date Fair Value	Exercise Price

Outstanding options, beginning of period	538,888	$1.33	$1.86
Granted	199,586	$1.63	$3.21
Forfeited	(95,000)	$1.80	$3.38
Exercised	—	$—	$—
Expired	(33,333)	$1.27	$1.80
Outstanding options, end of period	610,141	$1.35	$2.07

	For the Twelve Months Ended June 30,
	2015
		Weighted
		Average Grant	Weighted Average
	Shares	Date Fair Value	Exercise Price

Outstanding options, beginning of period	120,000	$1.49	$2.05
Granted	438,888	$1.30	$1.82
Forfeited	(20,000)	$1.49	$2.05
Exercised	—	$—	$—
Expired	—	$—	$—
Outstanding options, end of period	538,888	$1.33	$1.86

The following table provides information related to options as of June 30, 2017:

	Options Outstanding		Options Exercisable
		Remaining Contractual	Shares	Remaining Contractual	Weighted Average
Range of Exercise Prices	Options Outstanding	Life	Exercisable	Life	Exercise Price

$1.62 to $1.68	75,000	4.51	50,001	4.51	$1.65
$1.80 to $2.00	295,555	4.16	245,555	4.16	$1.80
$2.05	100,000	3.97	100,000	3.97	$2.05
$2.09	10,000	4.58	6,666	4.58	$2.09
$2.75	25,000	4.77	16,666	4.77	$2.75
$2.94	75,000	5.53	25,000	5.53	$2.94
$3.38	29,585	5.06	29,586	5.06	$3.38
$4.00	75,000	6.69	—	—	$—
$4.05	30,000	6.61	10,000	6.61	$4.05
$4.40	178,000	6.78	—	—	$—
$4.98	20,080	6.17	—	—	$—
	913,220	5.18	483,474	4.36	$2.08

The following table provides information about unvested options:

	For the Twelve Months Ended June 30,
	2017		2016		2015
		Weighted		Weighted		Weighted
		Average Grant		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value

Unvested options, beginning of period	311,248	$1.39	505,553	$1.32	120,000	$1.49
Granted	303,079	$1.80	199,586	$1.63	438,888	$1.30
Vested	(184,581)	$1.42	(298,891)	$1.31	(33,335)	$1.49
Forfeited	—	$—	(95,000)	$1.80	(20,000)	$1.49
Unvested options, end of period	429,746	$1.67	311,248	$1.39	505,553	$1.32

The following table provides information about options outstanding and exercisable options:

	As of June 30,
	2017		2016		2015
	Options	Exercisable	Options	Exercisable	Options	Exercisable
	Outstanding	Options	Outstanding	Options	Outstanding	Options
Number	913,220	483,474	610,141	298,893	538,888	33,335
Weighted average exercise price	$2.82	$2.08	$2.07	$1.87	$1.86	2.05
Aggregate intrinsic value	$2,173,464	$1,508,439	$1,341,828	$717,343	$452,666	21,668
Weighted average contractual term	$5.18	4.36	5.42	5.17	6.21	5.97
Share price as of June 30	$5.20	$5.20	$4.27	$4.27	$2.70	$2.70

STOCK GRANTS

A summary of the status of the Company’s nonvested common shares as of June 30, 2017, 2016, and 2015, and changes during the years then ended is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value

Nonvested at June 30, 2014	43,811	$1.59
Granted	155,927	2.00
Vested	(181,134)	1.89
Nonvested at June 30, 2015	18,604	$1.88
Granted	131,558	3.04
Vested	(21,664)	2.70
Nonvested at June 30, 2016	128,498	$2.97
Granted	135,585	4.25
Vested	(141,527)	3.33
Nonvested at June 30, 2017	122,556	$3.96

15. PREFERRED STOCK

The authorized Preferred Stock may be issued from time to time in one or more series, each series with such rights, preferences or restrictions as determined by the Board of Directors. As of June 30, 2017 each share of Series A Preferred Stock is convertible into 0.194 of a share of Common Stock and each share of Series A Preferred Stock is entitled to 0.194  of a vote on all matters on which the holders of Common Stock are entitled to vote. Series A Preferred Stock provides for an annual cumulative dividend of $1.50 per share, payable when, and if declared by the Board of Directors, to the shareholders of record in equal parts on February 1 and August 1 of each year. Any and all accumulated and unpaid cash dividends on the Series A Preferred Stock must be declared and paid prior to the declaration and payment of any dividends on the Common Stock.

The Series A Preferred Stock may be called for redemption at the option of the Board of Directors for a price of $11.00 per share plus payment of all accrued and unpaid dividends. No such redemption has occurred as of June 30, 2017. In the event of any liquidation as defined in the Company’s Articles of Incorporation, the holders of shares of Series A Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders. The Series A Preferred Stock liquidation preference as of June 30, 2017 and 2016 is as follows:

	June 30,	June 30,
($ in thousands)	2017	2016

For Shares outstanding at $10.00 per share	$4,451	$4,451
Cumulative unpaid dividends	14,324	13,657
	$18,775	$18,108

Cumulative unpaid dividends are convertible into common shares at $1,000 per common share at the option of the shareholder. During the years ended June 30, 2017, 2016 and 2015, no shares of Preferred Stock nor cumulative preferred dividends were converted into shares of common stock.

16. RETIREMENT PLAN

The Company’s 401(k) Plan (the “Retirement Plan”) allows employees who have completed six months of service to make voluntary contributions up to a maximum of 100% of their annual compensation, as defined in the Retirement Plan. The Company may, in its discretion, make a matching contribution, a profit sharing contribution, a qualified non-elective contribution, and/or a safe harbor 401(k) contribution to the Retirement Plan. The Company must make an annual election, at the beginning of the plan year, as to whether it will make a safe harbor contribution to the plan. In fiscal years 2017, 2016 and 2015, the Company elected and made a safe harbor matching contributions of 100% of the participant’s first 3% and 50% of the next 2% of compensation deferred into the Retirement Plan. The Company’s safe harbor contributions for the years ended June 30, 2017, 2016 and 2015 approximated $214 thousand, $189 thousand and $192 thousand, respectively.

17. COMMITMENTS AND CONTINGENCIES

SALE AND LEASEBACK TRANSACTIONS

During the fiscal year ended June 30, 2014, the Company and a third party finance company, entered into the six Sale Leaseback Agreements pursuant to which the third-party finance company purchased ePort equipment owned by the Company and used by the Company in its JumpStart Program. As of June 30, 2014, the third-party finance company completed the purchase of the ePort equipment under the first two of the Sale Leaseback Agreements.  During the first quarter of 2015, the third-party finance company completed the purchase of the ePort equipment included in the remaining four of the Sale Leaseback Agreements.

Rent expense under the Sale Leaseback Agreements was approximately $1.5 million,  $2.6 million, and $2.5 million during the years ended June 30, 2017, 2016, and 2015, respectively.

Upon the completion of the sales, the Company computed a total gain on the sale of its ePort equipment as follows:

Year ended June 30,
($ in thousands)	2015

Rental equipment sold, cost	$3,873
Rental equipment sold, accumulated depreciation upon sale	(331)
Rental equipment sold, net book value	3,542
Proceeds from sale	4,994
Gain on sale of rental equipment	$1,452

In accordance with the FASB topic ASC 840‑40, “Sale Leaseback Transactions”, any gain shall be deferred and shall be amortized in proportion to the related gross rental charged to expense over the lease term. As such, the computed gain on the sale was being recognized ratably over the 36 month lease term and charged as a reduction to the Company’s JumpStart rent expense included in costs of services in the Company’s Consolidated Statement of Operations.

During the fiscal year ended June 30, 2017, the Company extended the termination date for each of the six Sales Leaseback Agreements with the third party financing company for an additional year and the extension will also result in the transfer of ownership of the leased assets to the Company at the end of the new term.  As a result of the new provision for ownership transfer at the end of the lease, the Sale Leaseback Agreements previously considered to be operating leases are classified as capital leases at June 30, 2017 and the remaining deferred gain at the time of the extension will be amortized ratably over the remaining estimated useful lives of the related property and equipment, through the fourth quarter of 2019.

At June 30, 2017 and 2016 the deferred gain was as follows:

	Year ended June 30,
($ in thousands)	2017	2016

Beginning balance	$900	$1,760
Recognition of deferred gain	(561)	(860)
Ending balance	339	900
Less current portion	239	860
Non-current portion of deferred gain	$100	$40

OTHER LEASES

Other lease commitments include leases for its operations from various facilities. The Company leases space located in Malvern, Pennsylvania for its principal executive office and used for general administrative functions, sales activities, product development, and customer support. On December 1, 2016, pursuant to a Third Amendment to Office Space Lease entered into in April 2016, the Company relocated from the approximately 17,249 square feet of premises that it previously leased on the first floor of the building in Malvern, Pennsylvania, to 17,689 square feet of space on the third floor of such building. The Third Amendment provided that the term of the Lease would expire seven years following December 1, 2016, and granted to the Company the option to extend the term of the Lease for an additional five-year period, and provided certain rights of first offer on additional space located on the third floor of the building. The straight-line rent expense for this office was approximately $38 thousand per month. Commencing in June 2016, and pursuant to a Fourth Amendment to Office Space Lease, the Company has been temporarily leasing an additional 1,097 square feet of space in the building on month-to-month basis at a monthly rent of $1,120. Pursuant to the rights of first offer set forth in the lease, commencing on August 7, 2017, and as provided in the Fifth Amendment to Office Space Lease, the Company expanded its leased space to a total of 23,138 square feet. The Company’s monthly base rent is now approximately $47 thousand, and will increase each year up to a maximum monthly base rent of approximately $53 thousand during the remaining term of the lease. The lease expires on November 30, 2023. The Company classifies this lease as an operating lease.

The Company leases space in Malvern, Pennsylvania for its product warehousing and shipping support. In March 2016, the Company extended its lease from March 1, 2016 through February 29, 2019. The lease includes monthly rental payments of $5 thousand. Beginning in March 2016 the straight-line rent expense for this operations site is approximately $5 thousand per month for the duration of the lease period. The Company classifies this lease as an operating lease.

The Company leases space in Portland, Oregon related to its VendScreen acquisition. The current lease commenced on October 17, 2016, and will terminate on December 31, 2019. The leased premises consists of approximately 5,362 square feet of rentable space. The lease includes monthly rental payments of approximately $11 thousand through December 31, 2019. The Company classifies this lease as an operating lease.

Rent expense under other operating leases was approximately $729 thousand, $479 thousand and $354 thousand during the years ended June 30, 2017, 2016, and 2015, respectively.

SUMMARY OF LEASE OBLIGATIONS

Future minimum lease payments for fiscal years subsequent to June 30, 2017 under non-cancellable operating leases and capital leases are as follows:

	Operating	Capital
($ in thousands)	Leases	Leases

2018	$628	$2,996
2019	621	217
2020	523	21
2021	465	19
2022	474	10
Thereafter	685	—
Total minimum lease payments	$3,396	$3,263
Less Amount Representing interest		198
Present Value of net minimum lease payments		3,065
Less Current obligations under capital leases		2,819
Obligations under capital leases, less current portion		$246

LITIGATION

As previously reported, on October 1, 2015, a purported class action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company and its executive officers alleging violations under the Securities Exchange Act of 1934. On December 15, 2015, the court appointed a lead plaintiff, and on January 18, 2016, the plaintiff filed an amended complaint that set forth the same causes of action and requested substantially the same relief as the original complaint. On February 1, 2016, the Company filed a motion to dismiss the amended complaint. On April 11, 2016, the Court held oral arguments on the Company’s motion, and on April 14, 2016, the Court issued an order granting the Company’s motion to dismiss the amended complaint without leave to amend. On May 13, 2016, the plaintiff appealed the Court’s order to the United States Court of Appeals for the Third Circuit.

On August 16, 2016, the plaintiff filed a Motion For Relief From Final Judgment with the District Court seeking an order modifying the District Court’s April 14, 2016 order dismissing the complaint, and permitting the plaintiff to now file an amended complaint due to alleged newly discovered evidence. On September 19, 2016, the District Court issued an order denying the plaintiff’s Motion For Relief From Final Judgment, and on October 4, 2016, the plaintiff filed an appeal of this order with the Court of Appeals. On October 6, 2016, the Court of Appeals consolidated the two appeals of plaintiff for all purposes, and issued a briefing and scheduling order. On March 28, 2017, oral argument was held before the Court of Appeals, and as of the date hereof, the Court of Appeals has not rendered a decision.

By letter dated December 7, 2015, a purported shareholder of the Company demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s current and former officers and directors for breach of fiduciary duties in connection with the material weakness in its internal controls over financial reporting which were more fully described in the Company’s Form 10‑K for the fiscal year ended June 30, 2015 (the “2015 Form 10‑K”). In response to the demand letter, the Board of Directors formed a special litigation committee (“the SLC”) consisting of Joel Brooks and William Reilly, Jr., in order to investigate and evaluate the demand letter. On June 1, 2016, and before the SLC had concluded its investigation, the purported shareholder filed a purported derivative action on behalf of the Company in the Chester County, Pennsylvania, Court of Common Pleas, against certain current and former officers and Directors. The complaint alleges that the defendants breached their fiduciary duties relating to the material weakness in internal controls reported in the 2015 Form 10‑K. The complaint seeks unspecified damages against the defendants and certain equitable relief. On July 15, 2016 the SLC issued its report (the “SLC Report”) which, among other things, concluded that the none of the current or former officers or Directors had breached their fiduciary duties, that it was not in the best interests of the Company to pursue the pending shareholder derivative action, and that the Company request the Court to dismiss the action in its entirety. On August 1, 2016, the Board of Directors of the Company adopted all of the conclusions and recommendations set forth in the SLC Report. On August 17, 2016, the Company filed with the Court a Motion to Dismiss the shareholder derivative complaint. On March 8, 2017, the Court entered an order granting the Company’s Motion to Dismiss the complaint. On April 6, 2017, the plaintiff appealed the order to the Superior Court of Pennsylvania. As of the date hereof, the Superior Court has not rendered a decision.

The ultimate outcome of these matters cannot be determined at this time. The Company believes that it has meritorious defenses to such claims and is defending them vigorously, and has not recorded a provision for the ultimate outcome of these matters in its financial statements.

18. UNAUDITED QUARTERLY DATA

	UNAUDITED
YEAR ENDED JUNE 30, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Revenues	$21,588	$21,756	$26,460	$34,289	$104,093

Gross profit	$6,167	$6,334	$6,625	$7,520	$26,646

Operating (loss) income	$(950)	$234	$419	$432	$135

Net (loss) income	$(2,464)	$233	$136	$243	$(1,852)

Cumulative preferred dividends	$(334)	$—	$(334)	$—	$(668)

Net (loss) income applicable to common shares	$(2,798)	$233	$(198)	$243	$(2,520)

Net (loss) earnings per common share - basic	$(0.07)	$0.01	$0.00	$0.01	$(0.06)

Net (loss) earnings per common share - diluted	$(0.07)	$0.01	$0.00	$0.01	$(0.06)

Weighted average number of common shares outstanding - basic	38,488,005	40,308,934	40,327,697	40,331,993	39,860,335

Weighted average number of common shares outstanding - diluted	38,488,005	40,730,712	40,327,697	40,772,482	39,860,335

	UNAUDITED
YEAR ENDED JUNE 30, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Revenues	$16,600	$18,503	$20,361	$21,944	$77,408

Gross profit	$5,047	$5,483	$5,672	$5,783	$21,985

Operating income (loss)	$112	$594	$(595)	$(1,578)	$(1,467)

Net income (loss)	$360	$(874)	$(5,420)	$(872)	$(6,806)

Cumulative preferred dividends	$(334)	$—	$(334)	$—	$(668)

Net income (loss) applicable to common shares	$26	$(874)	$(5,754)	$(872)	$(7,474)

Net earnings (loss) per common share - basic	$0.00	$(0.02)	$(0.16)	$(0.02)	$(0.21)

Net earnings (loss) per common share - diluted	$0.00	$(0.02)	$(0.16)	$(0.02)	$(0.21)

Weighted average number of common shares outstanding - basic	35,848,395	35,909,933	36,161,626	37,325,681	36,309,047

Weighted average number of common shares outstanding - diluted	36,487,879	35,909,933	36,161,626	37,325,681	36,309,047

21. SUBSE

19. SUBSEQUENT EVENTS

On July 25, 2017, the Company closed its underwritten public offering of 9,583,332 shares of its common stock at a public offering price of $4.50 per share. The foregoing included the full exercise of the underwriters' option to purchase 1,249,999 additional shares from USAT. The gross proceeds to USAT from the offering, before deducting underwriting discounts and commissions and other offering expenses, was approximately $43.1 million.  The Company intends to use the net proceeds received from the offering for general corporate purposes and working capital to support anticipated growth. These purposes may include, among other things, future acquisitions of businesses, products and technologies, or establishing strategic alliances, that the Company believes will complement its current or future business.

2

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2017. Based on this evaluation, they conclude that these disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s annual report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a‑15(f). The Company’s internal control over financial reporting is a process affected by the Company’s management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission’s 2013 Internal Control—Integrated Framework. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2017.

RSM US LLP, the Company’s independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10‑K, has issued an attestation report on our internal control over financial reporting, which is included herein.

(c)	Changes in internal control over financial reporting.

We identified in our Form 10-K for the fiscal year ended June 30, 2016 (the “2016 Form 10-K”), significant deficiencies that, when aggregated, resulted in a material weakness in our internal controls over financial reporting.

In response to these weaknesses, we have designed and implemented a series of internal controls related to a number of business process areas, including:

•	Identification, analysis and accrual of merchant receivables at period-end
•	Detailed review of the accounts receivable aging, and
•	Search for and analysis of unrecorded liabilities prior to period close.

We have successfully completed the testing and remediation necessary to conclude that the material weakness identified in our 2016 Form 10-K has been remediated.

Except as noted above, there have been no changes during the quarter ended June 30, 2017 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our Directors and executive officers, on August 7, 2017, together with their ages and business backgrounds were as follows:

Name	Age	Position(s) Held
Steven D. Barnhart (1)(2)	55	Director
Joel Brooks	58	Director
Stephen P. Herbert	54	Chief Executive Officer, Chairman of the Board of Directors
Michael K. Lawlor	56	Chief Services Officer
Priyanka Singh	37	Chief Financial Officer
Robert L. Metzger (1)	49	Director
Albin F. Moschner (3)	64	Director
William J. Reilly, Jr. (3)(4)	68	Director
William J. Schoch (1)(4)	52	Director

(1)	Member of Audit Committee
(2)	Lead independent director
(3)	Member of Compensation Committee
(4)	Member of Nominating and Corporate Governance Committee

Each member of the Board of Directors will hold office until the 2018 annual shareholders’ meeting and until his successor has been elected and qualified.

Steven D. Barnhart was appointed to the Board of Directors in October 2009. Mr. Barnhart is the Company’s lead independent director, has been a member of our Audit Committee since December 2016, and served as a member of our Compensation Committee until December 2016. Since September 2014, Mr. Barnhart has served as the Senior Vice President and Chief Financial Officer for Bankrate, Inc. From August 2012 to June 2014, Mr. Barnhart served as the Senior Vice President and Chief Financial Officer of Sears Hometown and Outlet Stores, Inc. From January 2010 to June 2012, Mr. Barnhart served as the Senior Vice President and Chief Financial Officer of Bally Total Fitness. Mr. Barnhart was Chief Executive Officer and President of Orbitz Worldwide from 2007 to January 2009, after holding other executive positions since 2003, when he joined the company. Prior to Orbitz Worldwide, he worked for PepsiCo and the Pepsi Bottling Group from 1990 to 2003, where he was Finance Director for the Southeast Business Unit of the Pepsi Bottling Group, and held various finance and strategy roles at PepsiCo. Mr. Barnhart received a Bachelor of Arts degree in Economics in 1984 from the College of the University of Chicago and a Masters in Business Administration in 1988 from the University of Chicago-Booth School of Business. Mr. Barnhart served on the Board of Directors of Orbitz Worldwide from 2007 to January 2009. We believe Mr. Barnhart’s extensive executive experience and leadership skills, and prior public board experience provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

Joel Brooks joined the Board of Directors of the Company in March 2007. Mr. Brooks served on our Audit Committee from March 2007 until December 2016, and served as Chair since October 2009. Since May 2015, Mr. Brooks has served as the Vice President, Finance, for MeiraGTx Limited. From December 2000 until May 2015, Mr. Brooks served as the Chief Financial Officer, Treasurer and Secretary of Sevion Therapeutics, Inc. (formerly Senesco Technologies, Inc.), a biotechnology company whose shares are traded on the OTCQB. From September 1998 until November 2000, Mr. Brooks was the Chief Financial Officer of Blades Board and Skate, LLC, a retail establishment specializing in the action sports industry. Mr. Brooks was Chief Financial Officer from 1997 until 1998 and Controller from 1994 until 1997 of Cable and Company Worldwide, Inc. He also held the position of Controller at USA Detergents, Inc. from 1992 until 1994, and held various positions at several public accounting firms from 1983 through 1992. Mr. Brooks received his Bachelor of Science degree in Commerce with a major in Accounting from Rider University in February 1983. We believe Mr. Brooks’ extensive accounting and finance background, and his executive experience at Sevion Therapeutics, Inc. provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

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

Michael K. Lawlor has been our Chief Services Officer since March 8, 2016, in which role he oversees the Company’s ePort Connect Service, including delivery to customers of the ePort Connect suite of cashless payment, consumer engagement, loyalty and telemetry services, customer service and support, premium support services, Knowledge Base, and strategic partner development. Prior to his role as CSO, Mr. Lawlor was senior vice president of sales and business development at the Company. Since joining the Company in 1996, Mr. Lawlor has provided senior leadership driving innovative sales programs, national strategic partnerships and the development of an expanded suite of electronic payment services. Prior to joining the Company, he worked for Pepsi-Cola Co., a division of PepsiCo, managing the retail, restaurant and vending business sectors with regional and national positions that spanned several functions including sales, operations, and sales management in the Dallas and Houston, Texas, markets. He was also a national accounts sales manager on the Pepsi-Cola national food service team, responsible for corporate and franchise relationships, with multiple national restaurant chains. Mr. Lawlor graduated with a Bachelor of Business Administration degree from the University of Texas, Arlington, in 1986.

Priyanka Singh has been our Chief Financial Officer since March 31, 2017. Prior to that, Ms. Singh served as the Vice President of Product Strategy and Innovation, and as Division CFO for Heartland Commerce at Global Payments, Inc. since April 2016. Prior to the acquisition of Heartland Payment Systems by Global Payments in April 2016, she had served in various capacities since December 2011 with that company, including as Divisional CFO of the Heartland Commerce units, as Vice President, Finance, and as Director, Financial Planning and Analysis. Prior thereto and since 2005, she had been employed by General Electric in various roles at both GE Capital and GE Healthcare, focusing on financial planning and analysis, accounting, controllership, internal auditing and SOX compliance.  Ms. Singh is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. She received a Bachelor of Commerce (Honors) degree in Finance and Accounting from University of Rajasthan, India.

Robert L. Metzger joined the Board of Directors of the Company in March 2016. Mr. Metzger has been the Chair of our Audit Committee since December 2016, and a member of the Audit Committee since June 2016. He has served as the Director of the Investment Banking Academy at the University of Illinois at Urbana-Champaign College of Business since August 2015, and as a lecturer in the Department of Finance since August 2015. He has served as a member of the Audit Committee and the Board of Directors of WageWorks, Inc. since February 2016. Mr. Metzger was a Partner at William Blair & Company, L.L.C. from January 2005 to December 2015 after joining the firm in 1999, and since January 2016, he has been employed as a Senior Director at the firm. He served as the head of the Technology group between January 2011 and January 2015 and of the Financial Services Investment Banking Group between April 2007 and December 2015. He also acted as Chairman of the firm’s Audit Committee from January 2013 to December 2015. Prior to joining William Blair & Company, L.L.C., he worked in the Investment Banking Division of ABN AMRO Incorporated from 1997 to 1999, in the Financial Institutions Group at A.T. Kearney, Inc. from 1995 to 1997, and in Audit and Audit Advisory

Services at Price Waterhouse from 1990 to 1994. Mr. Metzger graduated with a Masters in Business Administration with concentrations in finance and strategy in 1995 from Northwestern University’s Kellogg School of Management and a Bachelor of Science degree in Accountancy in 1989 from the University of Illinois at Urbana-Champaign. We believe that Mr. Metzger’s finance and accounting background, his experience with public companies and capital markets, and experience in the financial technology and payments space  provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

Albin F. Moschner joined the Board of Directors of the Company in April 2012. He is the Chair of our Compensation Committee, and was a member of our Audit Committee from June 2014 until June 2016. Mr. Moschner has been serving on the Board of The Nuveen Funds since July 2016. He also served on the Board of Wintrust Financial Corporation from 1994 until June 2016. Previously, he served at Leap Wireless International, Inc. as the Chief Operating Officer from July 2008 to February 2011 and as Chief Marketing Officer from August 2004 to June 2008. Prior to joining Leap Wireless, Mr. Moschner served as President of the Verizon Card Services division of Verizon Communications, Inc. From January 1999 to December 2000, Mr. Moschner was President of One Point Services at One Point Communications. Mr. Moschner served at Zenith Electronics Corporation as President and Chief Executive Officer from 1995 to 1996 and as President, Chief Operating Officer and Director from 1994 to 1995. Mr. Moschner has also served in various managerial capacities at Tricord Systems, Inc. and International Business Machines Corp. Mr. Moschner holds a Bachelor of Engineering in Electrical Engineering from The City College of New York, awarded in 1974, and a masters degree in Electrical Engineering awarded by Syracuse University in 1979. We believe that Mr. Moschner’s marketing, manufacturing and wireless industry experience and long standing prior public board experience provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.

William J. Reilly, Jr., joined the Board of Directors of the Company in July 2012. He is a member of our Nominating and Corporate Governance Committee, has been a member of our Compensation Committee since December 2016, and was a member of our Audit Committee from July 2012 until December 2016. He has been an independent consultant since January 2011. From September 2004 to November 2010, Mr. Reilly was President and Chief Executive Officer of Realtime Media, Inc., an interactive promotional marketing firm serving the pharmaceutical and consumer packaged goods markets. Following the sale of Realtime Media, Inc. in November 2010, Mr. Reilly was retained as a consultant until January 2011. From September 2002 to September 2004, Mr. Reilly was a principal at Chesterbrook Growth Partners, independent consultants to the private equity community. Between 1989 and 2002, Mr. Reilly served at various positions at Checkpoint Systems Inc., a multinational manufacturer and marketer of products and services for automatic identification, retail security, pricing and brand promotion, including as Chief Operating Officer, Executive Vice President, Senior Vice President of the Americas and Pacific Rim and Vice President of Sales. Prior to that, Mr. Reilly held national and sales management positions at companies in the medical electronics and telecommunications industries, including Minolta Corporation, Megatech Pty. Ltd. and Multitone Electronics PLC. He has also served on the Board of Veramark Technologies, Inc., a telecommunications software firm, from June 1997 to May 2008. Mr. Reilly graduated from Mount St. Mary’s University with a Bachelor of Science degree in Psychology in 1970. We believe that Mr. Reilly’s executive, business development and international experience provide the requisite qualifications, skills, perspectives and experiences to serve on our Board of Directors.

William J. Schoch joined the Board of Directors of the Company in July 2012. He is the Chair of our Nominating and Corporate Governance Committee and has been a member of our Audit Committee since December 2016. Mr. Schoch is the President and Chief Executive Officer of Western Payments Alliance, a non-profit payments association and has served in that capacity since March 2008. He serves on the Boards of Western Payments Alliance and WesPay Advisors, a payments consultancy and subsidiary of Western Payments Alliance. He is a past director of NACHA – The Electronic Payments Association and continues to serve on the Steering committee of NACHA's Payments Innovation Alliance. From 1997 to 2008, Mr. Schoch worked at Visa International where, as the Vice President of Emerging Market Initiatives, he was responsible for the global development of the Visa Money Transfer Platform. Prior to that, Mr. Schoch served as a Vice President at Citibank, N.A. from 1989 to 1997 and as an Associate Director at NACHA from 1986 to 1989. Mr. Schoch obtained a Bachelor of Arts degree in 1986 from Indiana University of Pennsylvania with a major in Public Policy and a minor in Economics. We believe that Mr. Schoch’s experience and familiarity with the electronic payments industry and his leadership experience provide the requisite qualifications, skills, perspectives and experiences to serve on our Board of Directors.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has a standing Audit Committee presently consisting of each of Mr. Metzger (Chair), and Messrs. Barnhart and Schoch. The Company’s Board of Directors has determined that Mr. Barnhart is an “audit committee financial expert” under Securities and Exchange Commission rules, and has met the additional independence criteria required for Audit Committee membership under applicable NASDAQ listing standards.

CODE OF BUSINESS CONDUCT AND ETHICS

Our Board has adopted a Code of Ethics, which applies to all executive officers, directors and employees of the Company, including our Chief Executive Officer, Chief Financial Officer, Chief Services Officer and Controller. A copy of our Code of Business Conduct and Ethics is accessible on the Company’s website, www.usatech.com.

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and other information regarding issuers that file electronically.  Such information can be accessed through the internet at www.sec.gov.

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

William J. Schoch filed one late Form 4 during the 2017 fiscal year.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

During the 2017 fiscal year, our named executive officers (collectively, the “named executive officers”) were as follows: Stephen P. Herbert - Chairman and Chief Executive Officer; Priyanka Singh – Chief Financial Officer; Leland P. Maxwell – former interim Chief Financial Officer, who became our Senior Vice President of Finance on March 31, 2017; Michael Lawlor - Chief Services Officer; Maeve Duska - Senior Vice President of Marketing; and George Harrum – Senior Vice President of Operations.

Our 2017 Compensation Goals and Objectives

The Compensation Committee is responsible for annually reviewing and recommending to the Board for approval the corporate goals and objectives relevant to the compensation of the executive officers of the Company, evaluating the executive officers’ performance in light of those goals and objectives, and recommending for approval to the Board the executive officers’ compensation levels based on this evaluation. The Chief Executive Officer assisted the Compensation Committee in establishing the compensation of our other executive officers, Priyanka Singh, Leland Maxwell, and Michael Lawlor. The compensation of Mr. Harrum and Ms. Duska was determined by our Chief Executive Officer. Our Chief Executive Officer regularly provides information to the Compensation Committee. The Chief Executive Officer is not present during voting or deliberations on his compensation. The Compensation Committee has, from time to time, retained an independent compensation consultant, Buck Consultants, LLC, as deemed necessary to assist the Committee in making appropriate recommendations regarding our executive officers’ compensation.

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

Our Executive Compensation Practices

Our compensation program for our executive officers features many commonly used “best practices” including:

•

Pay-for-performance. A substantial part of our executive officer’s pay is, in our view, performance based. For the 2017 fiscal year, our Chief Executive Officer had approximately 64.7% of his total target compensation tied to performance, while our current Chief Financial Officer and Chief Services Officer had approximately 68.2% and 52.3%, respectively, of their total target current compensation tied to performance.

•

Stretch performance goals. Our performance target goals under our Fiscal Year 2017 Short-Term Incentive Plan (the “2017 STI Plan”) and Fiscal Year 2017 Long-Term Incentive Performance Share Plan (the “2017 LTI Stock Plan”) are designed to stretch individual and organizational performance in order to receive target payouts.

•	Capped payouts under incentive plans. Both our long-term and short-term bonus programs have maximum payout amounts in order to discourage excessive risk taking.
•

Stock ownership guidelines. We have significant ownership guidelines. Our Chief Executive Officer is required to hold Common Stock with a value equal to a multiple of three times his base salary and our Chief Financial

Officer and other executive officers are required to hold Common Stock with a value equal to one time his or her base salary.
•	No Tax Gross-Up Provisions. Our compensation program does not include any excise tax gross-up provisions with respect to payments contingent upon a change of control.
•

Limited perquisites for our executives. Perquisites are not a significant portion of our executive officers’ compensation, representing 1% of Mr. Herbert’s, 13.2% of Ms. Singh’s (consists of signing bonus), and 2.5% of Mr. Lawlor’s total target compensation.

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

Reinforcing pay-for-performance is a significant underpinning of our compensation program. During the 2017 fiscal year, a total of 64.7% of Mr. Herbert’s, 68.2% of Ms. Singh’s and 52.3% of Mr. Lawlor’s total target compensation was in the form of performance-based variable compensation designed to motivate them to deliver strong business performance and create shareholder value. These compensation elements were dependent upon the Company’s achievement of pre-established financial and other business goals recommended by the Committee as well as individual goals established by the Committee or consisted of stock option awards which are inherently performance based as they only deliver value if the stock price increases. All stock options awarded by the Committee are exercisable at the closing share price on the date of the grant. Based on actual results, the annual variable compensation amount and the ultimate value of the equity compensation awards could have been significantly reduced if the Company or management did not perform.

For fiscal year 2017, the targeted aggregate compensation of our current named executive officers consisted of the following components expressed as a percentage of total compensation:

			Long-Term
	Base	Award	Incentive	Perquisites &	Total
Named Executive Officer	Salary	Bonus	Compensation	Other Benefits	Compensation

Stephen P. Herbert	34%	10%	55%	1%	100%
Priyanka Singh	19%	9%	60%	13%	100%
Michael Lawlor	45%	7%	45%	3%	100%
Maeve Duska	75%	25%	0%	0%	100%
George Harrum	83%	17%	0%	0%	100%
Leland P. Maxwell	39%	40%	21%	0%	100%

The long-term incentive compensation in the above table and in the table set forth below each reflect the awards to Mr. Herbert of incentive stock options to purchase up to 20,080 shares, to Ms. Singh of non-qualified stock options to purchase up to 75,000 shares, and to Mr. Maxwell of non-qualified stock options to purchase up to 20,000 shares.

For fiscal year 2017, the aggregate compensation actually paid or awarded to our named executive officers consisted of the following components expressed as a percentage of total compensation:

			Long-	Other
			Term	Perquisites &
	Base	Award	Incentive	Other	Total
Named Executive Officer	Salary	Bonus	Compensation	Benefits	Compensation

Stephen P. Herbert	36%	11%	52%	1%	100%
Priyanka Singh	19%	9%	58%	14%	100%
Michael Lawlor	47%	7%	43%	3%	100%
Maeve Duska	75%	25%	0%	0%	100%
George Harrum	83%	17%	0%	0%	100%
Leland P. Maxwell	39%	40%	21%	0%	100%

Peer Group Analysis

In August 2016, the Company obtained an updated analysis from Buck Consultants, LLC which contained a new peer group and updated the compensation analysis that had been previously performed. Buck Consultants, LLC assembled a peer group of 15 companies that it deemed comparable to the Company on the basis of size, market capitalization, industry, or financial performance. The peer group consisted of:

☐ Radysis Corporation	☐ SciQuest, inc.	☐ Infrustrure, Inc.
☐ Callidus Software, Inc.	☐ PDF Solutions, Inc.	☐ Upland Software, Inc.
☐ Limelight Networks, Inc.	☐ Numerex Corp.	☐ Amber Road, Inc.
☐ Exav Corporation	☐ CVI Global, Inc.	☐ Exa Corporation
☐ Agilysys, Inc.	☐ NAPCO Security Technologies, Inc.	☐ Zix Corporation

When making compensation decisions, the Committee reviews the aggregate target compensation paid to an executive officer relative to the compensation paid to similarly situated executives, to the extent available, at our peer companies. For fiscal year 2017, the Committee recommended a compensation program for our executive officers consisting of target level compensation approximately equal to the 50th percentile for similarly situated officers at the peer group companies compiled by Buck Consultants, LLC.

Elements of Compensation

This section describes the various elements of our compensation program for our named executive officers during the 2017 fiscal year. The components of compensation reflected in our named executive officers’ compensation program are set forth in the following table:

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

Effective August 31, 2016, we increased Mr. Herbert’s base salary by 25% to $450,000, and we increased Mr. Lawlor’s base salary by 6.4% to $250,000.

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

Fiscal Year 2017 Short-Term Incentive Plan

At the recommendation of the Compensation Committee, the Board of Directors adopted the 2017 STI Plan covering our executive officers. Pursuant to the 2017 STI Plan, each executive officer would earn a cash bonus in the event that the Company achieved during the 2017 fiscal year certain annual financial goals (80% weighting) and certain annual specific performance goals relating to the executive officer which were established by the Compensation Committee (20% weighting). The annual financial goals are total revenues (28% weighting), cash generated from operations (28% weighting), and non-GAAP net income (24% weighting). Assuming the minimum threshold target goal would be achieved for a particular metric, the amount of the cash bonus to be earned would be determined on a pro rata basis, provided that the bonus would not exceed the maximum distinguished award for that metric.

The individual performance goals established by the Compensation Committee for Mr. Herbert included clearly communicating the Company's strategy, goals and objectives to the investment community, developing senior management leadership necessary to support the future growth of the Company, and leading the effort to identify strategic alternatives for the Company.

The Compensation Committee sets the cash bonus opportunity for each current executive officer as a percentage of his respective annual base salary as set forth in the following table:

	Threshold	Target	Distinguished
Named Executive Officer	Performance	Performance	Performance

Stephen P. Herbert	—	50%	75%
Michael Lawlor	—	30%	45%
Priyanka Singh	—	15%	23%

Below were the threshold, target and distinguished cash bonus award target opportunities for our current executive officers:

	Threshold	Target	Distinguished
Named Executive Officer	Performance	Performance	Performance

Stephen P. Herbert	$—	$225,000	$337,500
Michael Lawlor	$—	$75,000	$112,500
Priyanka Singh	$—	$41,250	$61,875

Mr. Herbert earned a cash bonus of $131,299, representing 29.2% of his base salary, Ms. Singh earned a cash bonus of $33,334 representing 12.1% of her base salary, and Mr. Lawlor earned a cash bonus of $38,891 representing 15.6% of his base salary, under the 2017 STI Plan. The Compensation Committee determined that Mr. Herbert had achieved 120% of his individual performance target goals, Ms. Singh had achieved 150% of her individual performance target goals, and Mr. Lawlor had achieved 125% of his individual performance target goals. Based on the actual performance of the Company during the 2017 fiscal year, the minimum threshold performance target was not met for non-GAAP net income and cash generated from operations, and revenues for the fiscal year were in excess of the target goal but less than the distinguished target goal. In determining the award under the 2017 STI Plan, the Compensation Committee further increased non-GAAP net income by certain unusual expenses incurred by the Company during the fiscal year related to SOX 404 compliance. Following the adjustment, non-GAAP net income exceeded the minimum threshold target but was less than the target goal under the plan.

Other Named Executive Officers’ Cash Bonus

For the fiscal year ended June 30, 2017, the cash bonuses earned by Mr. Maxwell, Mr. Harrum and Ms. Duska under the fiscal year 2017 management incentive plan were based upon the attainment of financial target goals by the Company relating to connections (25% weighting), revenues (15% weighting), non-GAAP net income (20% weighting), adjusted EBITDA (25% weighting), and cash generated from operations (15% weighting). Based on the actual performance of the Company during the 2017 fiscal year, the minimum threshold performance targets were not met for non-GAAP net income, adjusted EBITDA, and cash generated from operations, connections were in excess of the distinguished target goal, and revenues were in excess of the threshold but less than the target goal.

Long-Term Incentive Compensation

As described above, the Compensation Committee believes that a substantial portion of each executive officer’s compensation should be in the form of long-term incentive compensation in order to further align the interests of our executive officers and shareholders.

Fiscal Year 2017 Long-Term Incentive Performance Share Plan

At the recommendation of the Compensation Committee, the Board of Directors adopted the 2017 LTI Stock Plan covering our executive officers. Under the 2017 LTI Stock Plan, each executive officer would be awarded shares of Common Stock in the event that certain metrics relating to the Company’s 2017 fiscal year would result in specified ranges of year-over-year percentage growth. The metrics are total number of connections as of June 30, 2017 as compared to total number of connections as of June 30, 2016 (50% weighting), and adjusted EBITDA earned during the 2017 fiscal year as compared to adjusted EBITDA earned during the 2016 fiscal year (50% weighting). The shares awarded under the 2017 LTI Stock Plan would vest as follows: one-third on the date of issuance; one-third on June 30, 2018; and one-third on June 30, 2019.

At the time of the establishment of the 2017 LTI Stock Plan, the Compensation Committee believed that the attainment of the target goals under the 2017 LTI Stock Plan would represent a significant achievement for management, and were designed to stretch the Company’s and management’s performance during the fiscal year.

The Compensation Committee established target long-term award levels for each current executive officer as a percentage of his respective annual base salary as indicated in the table set forth below.

	Threshold	Target	Distinguished
Named Executive Officer	Performance	Performance	Performance

Stephen P. Herbert	—	150%	225%
Michael Lawlor	—	100%	150%
Priyanka Singh	—	38%	56%

The table set forth below lists the value of the shares that would have been awarded to the executive officers under the 2017 LTI Stock Plan if all of the minimum threshold performance goals had been achieved, if all of the target performance goals had been achieved, and if all of the distinguished performance goals had been achieved. Assuming the minimum threshold target goal was achieved for a particular metric, the number of shares to be awarded for that metric was required to be determined on a pro-rata basis, provided that the award could not exceed the maximum distinguished award for that metric.

	Threshold	Target	Target
Named Executive Officer	Performance	Performance	Performance

Stephen P. Herbert	$—	$675,000	$1,012,500
Michael Lawlor	$—	$250,000	$375,000
Priyanka Singh	$—	$103,125	$154,688

Based on the actual performance of the Company during the 2017 fiscal year, the minimum threshold performance target established under the 2017 LTI Stock Plan was not met for adjusted EBITDA. Connections for the fiscal year were in excess of the maximum distinguished target goal. In determining the award under the 2017 LTI Stock Plan, the Compensation Committee further increased Adjusted EBITDA by certain unusual expenses incurred by the Company during the fiscal year related to SOX 404 compliance. Following the adjustment, Adjusted EBITDA exceeded the minimum threshold target but was less than the target goal under the plan. Consequently, the stock award to each executive officer under the 2017 LTI Stock Plan was as follows:

	Number of	Value of Shares as of
Names Executive Officer	shares	June 30, 2017

Stephen P. Herbert	116,445	$605,515
Michael Lawlor	43,128	$224,265
Priyanka Singh	17,790	$92,509

The shares awarded to Mr. Herbert had a value equal to 135% of his annual base salary, the shares awarded to Ms. Singh had a value equal to 33.6% of her annual base salary, and the shares awarded to Mr. Lawlor had a value equal to 89.7% of his annual base salary.

Stock Option Awards

During September 2016, Mr. Herbert was awarded incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to purchase up to 20,080 shares at an exercise price of $4.98 per share. The options vest on August 31, 2017, and expire if not exercised prior to August 31, 2023.

During March 2017, Ms. Singh was awarded non-qualified stock options to purchase up to 75,000 shares at an exercise price of $4.00 per share. The options vest on March 31, 2018 and expire if not exercised prior to March 31, 2024.

During March 2017, Mr. Maxwell was awarded incentive stock options intended to qualify under Section 422 of the Code to purchase up to 20,000 shares at an exercise price of $4.05 per share. The options vest on March 31, 2018 and expire if not exercised prior to March 31, 2024.

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

Additional information regarding what would have been received by Mr. Herbert had termination occurred on June 30, 2017 is found under the heading “Potential Payments upon Termination or Change of Control” within this Form 10-K.

Stock Ownership Policy

We believe that providing our executive officers who have responsibility for the Company’s management and growth with an opportunity to increase their ownership of Company shares aligns the interests of the executive officers with those of the shareholders. Our Stock Ownership Guidelines provide that the Chief Executive Officer should own shares with a value of at least three times his annual base salary, and the Chief Financial Officer and other executive officers should own shares with a value of at least one times his or her annual base salary. Each executive officer has five years to obtain such ownership from the commencement of serving as an executive officer. As of the date hereof, each executive officer is in compliance with the policy.

Our Stock Ownership Guidelines provide that each non-employee director should own shares of Common Stock with a value of at least five times his or her annual cash retainer. For this purpose, the annual retainer shall include the annual retainer for service on the Board as well as the annual retainer for serving on one (but not more than one) Committee of the Board. Each director has five years to obtain such ownership from commencement of service as a director. As of the date hereof, each of the directors is in compliance with the policy.

For purposes of these guidelines, “shares” include shares owned by the executive officer or director or by such person’s immediate family members residing in the same household and include non-vested restricted stock awards held by the executive officer or non-employee director.

Effect of 2017 Say-On-Pay Vote

At the 2017 Annual Meeting of Shareholders, over 90% of the votes cast on the advisory vote on the compensation of our named executive officers were in favor of the Company’s executive compensation disclosed in the proxy statement. The Compensation Committee considered the vote, and even though the results convey strong shareholder support for the Company’s executive compensation programs and the Compensation Committee’s decisions, the Committee determined that it was in the best interest of the Company and its shareholders to continue to evaluate our executive compensation programs and, if appropriate, to strengthen certain aspects of these programs.

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

Summary Compensation Table

The following table sets forth certain information with respect to compensation paid or accrued by the Company during the fiscal years ended June 30, 2017, 2016, and 2015 to each of our named executive officers:

	Fiscal			Stock	Option	All Other
Name and Principal Position	Year	Salary	Bonus (1)	Awards (2)	Awards (3)	Compensation (4)	Total
Stephen P. Herbert	2017	$446,538	$131,299	$675,000	$39,758	$13,091	$1,305,686
Chief Executive Officer, President	2016	$358,194	$134,227	$360,000	$48,225	$10,600	$911,246
& Chairman of the Board	2015	$341,227	$101,732	$341,227	$261,055	$10,400	$1,055,641

Priyanka Singh (5)	2017	$70,865	$33,334	$103,125	$123,000	$50,000	$380,324
Chief Financial Officer

Michael Lawlor	2017	$249,231	$38,891	$250,000	$—	$13,706	$551,828
Chief Services Officer	2016	$203,246	$68,977	$88,125	$107,250	$9,990	$477,588
	2015	$179,800	$44,186	$—	$50,283	$7,830	$282,099

Leland P. Maxwell	2017	$59,654	$60,163	$—	$32,400	$—	$152,217
Former Interim Chief Financial Officer	2016	$92,000	$42,331	$—	$—	$—	$134,331

Maeve Duska	2017	$212,885	$71,048	$—	$—	$—	$283,933
Sr. VP of Sales and Marketing	2016	$181,738	$88,137	$—	$—	$—	$269,875
	2015	$179,800	$36,512	$50,000	$28,773	$—	$295,085

George Harrum	2017	$196,269	$40,939	$—	$—	$—	$237,208
Sr. VP of Operations	2016	$180,508	$50,786	$—	$—	$7,899	$239,193
	2015	$179,800	$17,674	$—	$28,555	$7,362	$233,391

(1)

Represents cash bonuses earned upon such person’s performance during the fiscal year or upon the attainment by the Company of certain target goals. For fiscal year 2017, represents (i) awards under the 2017 STI Plan to each of Mr. Herbert, Mr. Lawlor, and Ms. Singh, and (ii) awards under the fiscal year 2017 management incentive plan (the “2017 MIP”) to each of Mr. Maxwell, Ms. Duska, and Mr. Harrum.

(2)

In accordance with FASB ASC Topic 718, the price of our common stock on the grant date equals the grant date fair value of these stock awards. For fiscal year 2017, represents (i) 135,542 shares with a value of $675,000 that would have been earned by Mr. Herbert under the 2017 LTI Stock Plan if all of the target goals had been achieved, (ii) 50,201 shares with a value of $250,000 that would have been earned by Mr. Lawlor under the 2017 LTI Stock Plan if all of the target goals had been achieved, and (iii) 20,708 shares with a value of $103,125 that would have been earned by Ms. Singh under the 2017 LTI Stock Plan if all of the target goals had been achieved. Based on the actual financial results for the fiscal year, Mr. Herbert was awarded shares with a value of $605,515, Ms. Singh was awarded shares with a value of $92,509, and Mr. Lawlor was awarded shares with a value of $224,265. If all of the maximum target levels had been achieved under the 2017 Plan, Mr. Herbert would have earned shares with a value of $1,012,500, Mr. Lawlor would have earned shares with a value of $375,000, and Ms. Singh would have earned shares with a value of $154,688. The shares earned under the 2017 LTI Stock Plan vest as follows: one-third on the date of issuance; one-third on June 1, 2018; and one-third on June 1, 2019.

(3)

In accordance with FASB ASC Topic 718, the Black-Scholes value on the grant date equals the grant date fair value of these option awards. For fiscal year 2017, represents (i) 20,080 incentive stock options awarded to Mr. Herbert on August 31, 2016, which will vest on August 31, 2017, (ii) 75,000 non-qualified stock options awarded to Ms. Singh on March 10, 2017, which vest on March 31, 2018, and (iii) 20,000 incentive stock options awarded to Mr. Maxwell on March 27, 2017, which vest on March 31, 2018.

(4)	During the 2017 fiscal year, represents a signing bonus awarded to Ms. Singh. During the 2017 fiscal year, represents matching 401(k) plan contributions for Messrs. Herbert, Harrum and Lawlor.
(5)	Ms. Singh joined the Company as Chief Financial Officer on March 31, 2017.

Grants Of Plan-Based Awards Table

The table below summarizes the amounts of awards granted to our named executive officers during the fiscal year ended June 30, 2017:

								All Other Option
								Awards: Number		Grant Date Fair
								of Securities	Exercise or Base	Value of Stock
			Underlying	Price of Option	and Option			Underlying	Price of Option	and Option
			Options (3)	Awards	Awards (4)			Options (3)	Awards	Awards (4)
Name	Grant Date	Target ($)		Maximum ($)		Target (#)	Maximum (#)	Units (#)	$/Sh	Awards ($)
Stephen P. Herbert		$225,000		$337,500		—	—	—	—	—
	8/31/2016	—		—		135,542	203,313	—	—	$675,000
	8/31/2016	—		—		—	—	20,080	$4.98	$39,758
Priyanka Singh		$41,250		$61,875		—	—	—	—	—
	8/31/2016	—		—		20,208	31,062	—	—	$103,125
	3/10/2017	—		—		—	—	75,000	$4.00	$123,000
Michael Lawlor		$75,000		$112,500		—	—	—	—	—
	8/31/2016	—		—		50,201	75,301	—	—	$250,000
Leland P. Maxwell		$117,500		$146,875		—	—	—	—	—
	3/27/2017	—		$—		—	—	20,000	$4.05	$32,400
Maeve Duska		$164,000		$205,000		—	—	—	—	—
George Harrum		$94,500		$118,125		—	—	—	—	—

(1)

Represents target and maximum awards for Mr. Herbert, Ms. Singh, and Mr. Lawlor under the 2017 STI Plan. Mr. Herbert was awarded $131,299, Ms. Singh was awarded $33,334, and Mr. Lawlor was awarded $38,891 under the 2017 STI Plan. Represents target and maximum awards for Mr. Maxwell, Ms. Duska, and Mr. Harrum under the 2017 MIP. Mr. Maxwell was awarded $60,163, Ms. Duska was awarded $71,048, and Mr. Harrum was awarded $40,939, under the 2017 MIP.

(2)

Represents number of shares under the target and maximum awards for Mr. Herbert, Ms. Singh, and Mr. Lawlor under the 2017 LTI Stock Plan. The number of shares in the table above represents the total dollar value of the award divided by the grant date value of the shares. Based upon the financial results for the 2017 fiscal year, Mr. Herbert was awarded 116,445 shares under the plan, Ms. Singh was awarded 17,790 shares under the plan, and Mr. Lawlor was awarded 43,128 shares under the plan. The shares awarded to each of Mr. Herbert, Ms. Singh, and Mr. Lawlor under the plan vest as follows: one-third on the date of issuance; one-third on June 1, 2018; and one-third on June 1, 2019.

(3)

Represents awards granted to Messrs. Herbert and Lawlor and Ms. Singh as follows: Mr. Herbert – 20,080 incentive stock options; Ms. Singh - 75,000 non-qualified stock options, and Mr. Maxwell- 20,000 incentive stock options. The incentive stock options awarded to Mr. Herbert vest on August 31, 2017. The non-qualified stock options awarded to Ms. Singh and the incentive stock options awarded to Mr. Maxwell vest on March 31, 2018.

(4)	Represents the grant date fair value of the target award under the 2017 LTI Stock Plan or the option award, as the case may be, as determined in accordance with FASB ASC Topic 718.

Outstanding Equity Awards At Fiscal Year-End

The following table shows information regarding unexercised stock options and unvested equity awards granted to the named executive officers as of the fiscal year ended June 30, 2017:

	Option Awards				Stock Awards
Executive Officer	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable (1)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested($)
Stephen P. Herbert	155,555	50,000	$1.80	9/1/2021	21,077	(2)	$109,600
	29,585	—	3.38	8/1/2022	—		—
	—	20,080	$4.98	8/31/2023	—		—
Priyanka Singh	—	75,000	$4.00	45,382	—		—
Michael Lawlor	16,667	8,333	$2.75	4/8/2022	5,159	(2)	$26,827
	25,000	50,000	$2.94	1/12/2023	—		—
Leland P. Maxwell	—	20,000	$4.05	3/31/2024	—		—
Maeve Duska	16,667	8,333	$1.62	1/2/2022	—		—
George Harrum	16,667	8,333	$1.68	1/2/2022	—		—

(1)

Options vest as follows: Mr. Herbert – 50,000 of the $1.80 stock options on September 1, 2017, and 20,080 of the $4.98 stock options on August 31, 2017; Ms. Singh - 75,000 on March 31, 2018; Mr. Lawlor – 25,000 on January 12, 2018, 8,333 on April 8, 2018, and 25,000 on January 12, 2019; Mr. Maxwell - 20,000 on March 31, 2018; Ms. Duska – 8,333 on January 2, 2018; and Mr. Harrum – 8,333 on January 2, 2018.

(2)	Reflects shares awarded under the 2016 LTI Stock Plan. Shares vest on June 30, 2018. The closing market price on June 30, 2017, or $5.20 per share, was used in the calculation of market value.

Option Exercises And Stock Vested

The following table sets forth information regarding options exercised and shares of common stock acquired upon vesting by our named executive officers during the fiscal year ended June 30, 2017:

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)
Stephen P. Herbert	—	$—	56,381	$293,181
Priyanka Singh	—	$—	—	$—
Michael Lawlor	—	$—	10,320	$53,664
Leland P. Maxwell	—	$—	—	$—
Maeve Duska	—	$—	—	$—
George Harrum	—	$—	—	$—

Executive Employment Agreements

Additional information regarding each named executive officer’s employment agreement with the Company is set forth below.

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

Priyanka Singh

Ms. Singh’s employment agreement provides that she is employed as Chief Financial Officer effective March 31, 2017. Ms. Singh’s employment agreement with the Company provides for an initial term through March 31, 2018, and will automatically continue for consecutive one-year periods unless terminated by either party upon notice of at least 90 days prior to the end of the original term or any one year renewal period.

During the 2017 fiscal year of the Company, any awards under the 2017 STI Plan and under the 2017 LTI Stock Plan would be pro-rated from January 1, 2017 through June 30, 2017.

Ms. Singh is also entitled to be covered by all standard fringe and employee benefits made available to other employees of the Company, including medical and dental insurance, paid vacation and holidays, a 401(k) plan and a long-term disability plan.

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

Leland P. Maxwell

Pursuant to a letter agreement between the Company and Mr. Maxwell dated January 27, 2016, and an extension effective as of October 1, 2016, Mr. Maxwell served as the Company’s interim Chief Financial Officer from January 28, 2016 through March 31, 2017. As interim Chief Financial Officer, he was eligible to participate in the 2016 MIP, and to receive a cash bonus equal to 50% of the compensation received by him from the Company during the fiscal year if the Company achieved certain annual financial goals during and for the entire 2017 fiscal year. Effective March 31, 2017, Mr. Maxwell became the Senior Vice President of Finance pursuant to which he receives a base salary of $235,000 and is entitled to participate in the management incentive plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The employment agreement of Mr. Herbert includes provisions for the Company to make a payment and certain benefits to him upon termination of employment under certain conditions or if a successor to the Company’s business or assets does not agree to assume and perform his employment agreement as a condition to the consummation of a USA Transaction.

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

The term “USA Transaction” means: (i) the acquisition of fifty-one percent or more of the then outstanding voting securities entitled to vote generally in the election of directors of the Company by any person, entity or group, or (ii) the approval by the shareholders of the Company of a liquidation or dissolution, or certain reorganizations, mergers, or consolidations of the Company, or certain sales, transfers, leases or other dispositions of all or substantially all of the assets of the Company, or (iii) a change in the composition of the Board of Directors of the Company over a period of twelve (12) months or less such that the continuing directors fail to constitute a majority of the Board.

If Mr. Herbert’s employment had been terminated as of June 30, 2017 (when the closing price per share was $5.20) (i) by him for good reason, or (ii) by the Company without cause, or (iii) if a successor to the Company’s business or assets had not agreed to assume and perform his employment agreement as a condition to the consummation of a USA Transaction, then Mr. Herbert would have been entitled to receive: (a) an aggregate cash payment of twice his annual base salary or $900,000; (b) an aggregate of 21,077 shares granted to him under the 2016 LTI Stock Plan, which would become automatically vested as of the date of termination, with a value of $109,600; (c) options exercisable for 50,000 shares at $1.80 per share would automatically become vested as of the date of termination with a value of $170,000; and (d) options exercisable for 20,080 shares at $4.98 per share would automatically become vested as of the date of termination with a value of $4,418.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year 2017, Albin F. Moschner, Steven D. Barnhart, and William J. Reilly, Jr. served as members of the Compensation Committee of our Board of Directors. No member of the Compensation Committee was, during fiscal year 2017, an officer or employee of the Company or any of our subsidiaries, or was formerly an officer of the Company or any of our subsidiaries, or had any relationships requiring disclosure by us under Item 404 of Regulation S-K of the General Rules and Regulations of the Securities and Exchange Commission.

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

 Compensation of Non-Employee Directors

Members of the Board of Directors who are not employees of the Company receive cash and equity compensation for serving on the Board of Directors, as determined from time to time by the Compensation Committee with subsequent approval thereof by the Board of Directors. Each member of the Board has the option, in his or her discretion, to receive cash or stock, or some combination thereof, in payment of the fees due for his or her service on the Board.

Director Compensation Table

The table below summarizes the compensation of the non-employee directors for the fiscal year ended June 30, 2017.

	Fees Earned
	or Paid in	Stock	Option
Name	Cash ($) (1)	Awards ($)	Awards ($)	Total ($)
Steven D. Barnhart	$72,500	$40,000	$—	$112,500
Joel Brooks	$41,713	$40,000	$—	$81,713
Robert L. Metzger	$36,643	$40,000	$—	$76,643
Albin F. Moschner	$40,000	$40,000	$—	$80,000
William J. Reilly, Jr.	$50,000	$40,000	$—	$90,000
William J. Schoch	$44,144	$40,000	$—	$84,144

(1)	During fiscal year ended June 30, 2017, we paid the following fees:
•	Director: each director received $25,000 for serving on the Board.
•	Lead Independent Director: Mr. Barnhart received $40,000.
•	Standing Committees: the Chairman of each Standing Committee received an annual fee of $15,000, and all other members received an annual fee of $7,500.
•	Special Litigation Committee: each of Messrs. Brooks and Reilly received a fee of $10,000 for serving on the Special Litigation Committee.

During the fiscal year ended June 30, 2017, the following directors elected to receive their fees, or a portion thereof, in the Company’s common stock in lieu of cash:

•	Mr. Metzger elected to receive 2,167 shares for $9,257 of fees; Mr. Reilly elected to receive 4,249 shares for $20,000 of fees; and Mr. Schoch elected to receive 9,278 shares for $44,144 of fees.
(2)

Amounts represent the grant date fair value of the common stock, computed in accordance with FASB ASC Topic 718. One-third of the shares vested on July 1, 2017; one-third will vest on July 1, 2018; and one-third will vest on July 1, 2019.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Form 10‑K with the Company’s management. Based upon such review and the related discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10‑K.

Compensation Committee

Albin F. Moschner

William J. Reilly, Jr.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Common Stock

The following table sets forth, as of August 7, 2017, the beneficial ownership of the common stock of each of the Company’s directors, by the named executive officers included in the Summary Compensation Table set forth above, by the Company’s current directors and executive officers as a group, and by the beneficial owner of more than 5% of the common stock. Except as otherwise indicated below, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable:

	Number of Shares of
	Common Stock		Percent of
Name of Beneficial Owner(1)	Beneficially Owned(2)		Class
Steven D. Barnhart	345,669	(3)	*
Joel Brooks	92,677	(4)	*
Stephen P. Herbert	656,058	(5)	1.31%
Michael Lawlor	92,698	(6)	*
Robert L. Metzger	29,580	(7)	*
Leland P. Maxwell	0	(8)	*
Albin F. Moschner	462,484	(9)	*
William J. Reilly, Jr.	125,007	(10)	*
William J. Schoch	137,592	(11)	*
Priyanka Singh	0		*
Maeve Duska	16,867	(12)	*
George Harrum	21,667	(13)	*
Forest Manor NV	2,993,172	(14)	5.98%
All Current Directors and Executive Officers As a Group (9 Persons)	1,941,765		3.85%

______________________________

*Less than one percent (1%)

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or dispositive power with respect to securities. Shares of Common Stock issuable upon conversion of the series A preferred stock, or shares of Common Stock issuable upon exercise of options currently exercisable, or exercisable within 60 days of August 7, 2017, are deemed to be beneficially owned for purposes hereof.

(2)	The percentage of common stock beneficially owned is based on 50,017,368 shares outstanding as of August 7, 2017.
(3)

Includes 20,000 shares of common stock issuable upon exercise of stock options granted to Mr. Barnhart that are exercisable as of August 7, 2017, and 25,945 shares which have not yet vested and over which Mr. Barnhart has sole voting power but no dispositive power.

(4)

Includes 20,000 shares of common stock issuable upon exercise of stock options granted to Mr. Brooks that are exercisable as of August 7, 2017, and 25,945 shares which have not yet vested and over which Mr. Brooks has sole voting power but no dispositive power.

(5)

Includes 72,010 shares of Common Stock beneficially owned by Mr. Herbert’s child and 27,440 shares of Common Stock beneficially owned by his spouse. Includes 255,220 shares of common stock issuable upon exercise of stock options granted to Mr. Herbert that are exercisable as of, or within 60 days of, August 7, 2017, and 21,077 shares which have not yet vested, and over which Mr. Herbert has sole voting power but no dispositive power.

(6)

Includes 41,667 shares of common stock issuable upon exercise of stock options granted to Mr. Lawlor that are exercisable as of August 7, 2017, and 5,159 shares which have not yet vested, and over which Mr. Lawlor has sole voting power but no dispositive power.

(7)	Includes 25,945 shares which have not yet vested and over which Mr. Metzger has sole voting power but no dispositive power.
(8)	Mr. Maxwell served as the Company’s interim Chief Financial Officer from January 28, 2016 until March 31, 2017, when he became the Senior Vice President of Finance.
(9)

Includes 1,358 shares of common stock issuable upon conversion of 7,000 shares of series A preferred stock. Also includes 20,000 shares of common stock issuable upon exercise of stock options granted to Mr. Moschner that are exercisable as of August 7, 2017, and which are owned by Moschner Family LLC, a Delaware limited liability company, of which Mr. Moschner is the manager, and 25,945 shares which have not yet vested, and over which Mr. Moschner has sole voting power but no dispositive power.

(10)

Includes 100 shares of Common Stock beneficially owned by Mr. Reilly’s child. Also includes 97 shares of common stock issuable upon conversion of 500 shares of series A preferred stock and 20,000 shares of common stock issuable upon exercise of stock options granted to Mr. Reilly that are exercisable as of August 7, 2017, and 25,945 shares which have not yet vested, and over which Mr. Reilly has sole voting power but no dispositive power.

(11)

Includes 20,000 shares of common stock issuable upon exercise of stock options granted to Mr. Schoch that are exercisable as of August 7, 2017, and 25,945 shares which have not yet vested, and over which Mr. Schoch has sole voting power but no dispositive power.

(12)	Includes 16,667 shares of common stock issuable upon exercise of stock options granted to Ms. Duska that are exercisable as of August 7, 2017.
(13)	Includes 16,667 shares of common stock issuable upon exercise of stock options granted to Mr. Harrum that are exercisable as of August 7, 2017.
(14)

Based upon an amended Schedule 13G filed with the Securities and Exchange Commission on August 7, 2017 by Forest Manor NV, whose business address is Albert Hahnplantsoen 23, 1077 BM, Amsterdam, the Netherlands.

Preferred Stock

The following table sets forth, as of August 7, 2017, the beneficial ownership of the series A preferred stock by the Company’s directors, by the named executive officers included in the Summary Compensation Table set forth above, by the Company’s current directors and executive officers as a group, and by the beneficial owner of more than 5% of the series A preferred stock. Other than the shares of series A preferred stock beneficially owned by Messrs. Moschner and Reilly, there were no shares of series A preferred stock beneficially owned as of August 7, 2017 by the Company’s directors, by the named executive officers included in the Summary Compensation Table set forth above, or by the current directors and executive officers as a group. Except as indicated below, the Company believes that the beneficial owners of the series A preferred stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

	Number of Shares of
	Series A		Percent of
Name of Beneficial Owner	Preferred Stock (1)		Class
Albin F. Moschner	7,000		1.57%
William J. Reilly, Jr.	500		*
Legion Partners Asset Management, LLC	44,250	(2)	9.94%
All Current Directors and Executive Officers As a Group (9 Persons)	7,500		1.69%

______________________________

*Less than one percent (1%)

1.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities. The percentage of series A preferred stock beneficially owned is based on 445,063 shares outstanding as of August 7, 2017.

2.

Based upon a Schedule 13D/A filed on November 4, 2016 with the Securities and Exchange Commission, each of the following persons has shared voting and dispositive power over 44,250 shares of series A preferred stock, or 9.94% of the 445,063 shares of series A preferred stock outstanding as of August 7, 2017: Legion Partners Asset Management, LLC, Legion Partners, LLC, Legion Partners Holdings, LLC, Christopher S. Kiper, Bradley S. Vizi and Raymond White. Of the aforementioned 44,250 shares, Legion Partners, L.P. I has shared voting and dispositive power over 37,054 shares, or 8.33% of the shares of series A preferred stock outstanding as of August 7, 2017, and Legion Partners, L.P. II has shared voting and dispositive power over 7,196 shares, or 1.62% of the shares of series A preferred stock outstanding as of August 7, 2017. The business address of each of the foregoing persons is 9401 Wilshire Boulevard, Suite 705, Beverly Hills, California 90212.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

REVIEW OR APPROVAL OF TRANSACTIONS WITH RELATED PERSONS

We have adopted a formal written policy which is set forth in our Audit Committee Charter, that our executive officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related person transaction with us without the prior consent of our Audit Committee. Any request for us to enter into a transaction with an executive officer, director, principal shareholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee is to consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

In addition, under our Code of Business Conduct and Ethics, our executive officers and directors have a responsibility to disclose any transaction or relationship that reasonably could be expected to interfere with their exercise of independent judgment or materially impair the performance of their responsibilities to our Board of Directors, which shall be responsible for reviewing such transaction or relationship and determining whether any action needs to be taken.

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

The Board of Directors has a standing Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee.

The Audit Committee of the Board of Directors presently consists of Mr. Metzger (Chair), Mr. Barnhart and Mr. Schoch. The Board of Directors has determined that each of the current members of the Audit Committee is independent in accordance with the applicable listing standards of The Nasdaq Stock Market LLC. The Audit Committee recommends the engagement of the Company’s independent accountants and is primarily responsible for approving the services performed by the Company’s independent accountants, for reviewing and discussing the Company’s audited financial statements with management,  compliance with the Public Company Accounting Oversight Board (“PCAOB”) auditing standard No. 16 – Communication with Audit Committee, including reviewing the independence of independent auditors, recommending to the board of directors that the audited financial statements be included in the Company’s annual Form 10-K for the previous fiscal year, and for discussing with management and the independent auditor any major issues as to the adequacy of the Company’s internal controls and any special steps adopted in light of material control deficiencies. The Audit Committee operates pursuant to a charter that was last amended and restated by the Board of Directors on April 11, 2006, a copy of which is accessible on the Company’s website, www.usatech.com.

The Compensation Committee of the Board of Directors presently consists of Mr. Moschner (Chair) and Mr. Reilly. The Board of Directors has determined that each of the current members of the Compensation Committee is independent in accordance with the applicable listing standards of The Nasdaq Stock Market LLC. The Committee reviews and recommends compensation and compensation changes for the executive officers of the Company and administers the Company’s stock option and restricted stock grant plans. The Compensation Committee operates pursuant to a charter that was adopted by the Board of Directors in September 2007 and amended in May 2013, a copy of which is accessible on the Company’s website, www.usatech.com.

The Nominating and Corporate Governance Committee of the Board of Directors presently consists of Mr. Schoch (Chair) and Mr. Reilly. The Board of Directors has determined that each of the current members of the Nominating and Corporate Governance Committee is independent in accordance with the applicable listing standards of The Nasdaq Stock Market LLC. The Committee recommends to the entire Board of Directors for selection any nominees for director. The Nominating and Corporate Committee operates pursuant to a charter that was adopted by the Board of Directors on October 26, 2012, a copy of which is accessible on the Company’s website, www.usatech.com.

Item 14. Principal Accounting Fees and Services.

AUDIT AND NON-AUDIT FEES

During the fiscal year ended June 30, 2017 and 2016, fees in connection with services rendered by RSM US LLP were as set forth below:

	Fiscal	Fiscal
($ in thousands)	2017	2016
Audit Fees	$693	$982
Audit-Related Fees	7	9
Tax Fees	—	13
All Other Fees	—	—
Total	$700	$1,004

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

Audit related fees were primarily incurred in connection with our equity offerings, and fees in connection with research and attending the annual shareholders meeting.

AUDIT COMMITTEE PRE-APPROVAL POLICY

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm on a case-by-case basis.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of the Company filed January 26, 2004 (Incorporated by reference to Exhibit 3.1.20 to Form 10‑QSB filed on February 12, 2004).

3.1.1	First Amendment to Amended and Restated Articles of Incorporation of the Company filed on March 17, 2005 (Incorporated by reference to Exhibit 3.1.1 to Form S‑1 Registration Statement No. 333‑124078).

3.1.2

Second Amendment to Amended and Restated Articles of Incorporation of the Company filed on December 13, 2005 (Incorporated by reference to Exhibit 3.1.2 to Form S‑1 Registration Statement No. 333‑130992).

3.1.3	Third Amendment to Amended and Restated Articles of Incorporation of the Company filed on February 7, 2006 (Incorporated by reference to Exhibit 3.1.3 to Form 10‑K filed on September 30, 2013).

3.1.4	Fourth Amendment to Amended and Restated Articles of Incorporation of the Company filed on July 25, 2007. (Incorporated by reference to Exhibit 3.1.3 to Form 10‑K filed September 23, 2008).

3.1.5	Fifth Amendment to Amended and Restated Articles of Incorporation of the Company filed on March 6, 2008. (Incorporated by reference to Exhibit 3.1.4 to Form 10‑K filed September 23, 2008).

3.2	Amended and Restated By-Laws of the Company dated as of April 24, 2014 (Incorporated by reference to Exhibit 3(i) to Form8‑K filed on April 30, 2014).

4.1	Warrant dated March 29, 2016 in favor of Heritage Bank of Commerce (Incorporated by reference to Exhibit 4.2 to Form 10-K filed on September 13, 2016).

10.1	Form of Indemnification Agreement between the Company and each of its officers and Directors (Incorporated by reference to Exhibit 10.1 to Form 10‑Q filed May 14, 2007).

10.2	USA Technologies, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6 to Form 10‑K filed on September 30, 2013).

10.3	USA Technologies, Inc. 2014 Stock Option Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on form DEF 14A filed on May 15, 2014).

10.4	USA Technologies, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on May 15, 2015).

10.5

Amended and Restated Employment and Non-Competition Agreement between the Company and Stephen P. Herbert dated November 30, 2011. (Incorporated by reference to Exhibit 10.1 to Form 8‑K filed December 5, 2011).

10.6	Employment and Non-Competition Agreement dated June 7, 2010 between the Company and Michael Lawlor (Incorporated by reference to Exhibit 10.22 to Form 10‑K filed on September 30, 2013).

10.6.1

First Amendment to Employment and Non-competition Agreement dated April 27, 2012 between the Company and Michael Lawlor (Incorporated by reference to Exhibit 10.23 to Form 10‑K filed on September 30, 2013).

10.6.2

Second Amendment Employment and Non-Competition Agreement dated as of April 29, 2016 by and between the Company and Michael K. Lawlor (Incorporated by reference to Exhibit 10.19 to Form 10-K filed on September 13, 2016).

10.7	Letter agreement dated January 27, 2016, by and between the Company and Leland P. Maxwell (Incorporated by reference to Exhibit 10.2 to Form 8-K filed January 28, 2016).

10.7.1	Letter agreement dated September 28, 2016, by and between the Company and Leland P. Maxwell (Incorporated by reference to Exhibit 10.1 to Form 8-K filed October 4, 2016).

10.8	Employment Offer Letter dated as of March 10, 2017, by and between the Company and Priyanka Singh (Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 28, 2017).

10.9

Visa Incentive Agreement between the Company and Visa U.S.A. Inc., dated as of November 14, 2014 (Portions of this exhibit were redacted pursuant to a confidential treatment request) (Incorporated by reference to Exhibit 10.1 to Form 10‑Q filed February 17, 2015).

10.10

Mastercard Acceptance Agreement by and between the Company and Mastercard International Incorporated (Incorporated by reference to Exhibit 10.2 to Form 10‑Q filed May 15, 2015) (Portions of this exhibit were redacted pursuant to a confidential treatment request).

10.10.1

First Amendment to Mastercard Acceptance Agreement by and between the Company and Mastercard International Incorporated dated April 27, 2015 (Incorporated by reference to Exhibit 10.45 to Form 10‑K filed September 30, 2015) (Portions of this exhibit were redacted pursuant to a confidential treatment request).

10.11

Third Party Payment Processor Agreement dated April 24, 2015 by and among the Company, JPMorgan Chase Bank, N.A. and Paymentech, LLC (Incorporated by reference to Exhibit 10.46 to Form 10‑K filed September 30, 2015) (Portions of this exhibit were redacted pursuant to a confidential treatment request).

10.12

Loan and Security Agreement dated March 29, 2016 by and between the Company and Heritage Bank of Commerce (Portions of this exhibit were redacted pursuant to a confidential treatment request) (Incorporated by reference to Exhibit 10.1 to Form 10‑Q filed May 12, 2016).

10.13

Intellectual Property Security Agreement dated March 29, 2016 by and between the Company and Heritage Bank of Commerce (Portions of this exhibit were redacted pursuant to a confidential treatment request) (Incorporated by reference to Exhibit 10.2 to Form 10‑Q filed May 12, 2016).

10.13.1

Second Amendment to Loan and Security Agreement dated as of September 30, 2016 by and between the Company and Heritage Bank of Commerce  (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed February 8, 2017) (Portions of this exhibit were redacted pursuant to a confidentiality treatment request).

10.13.2

Third Amendment to Loan and Security Agreement dated as of March 24, 2017 by and between the Company and Heritage Bank of Commerce (Incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 10, 2017) (Portions of this exhibit were redacted pursuant to a confidentiality treatment request).

10.14

Asset Purchase Agreement dated January 15, 2016 by and between the Company and VendScreen, Inc. (Portions of this exhibit were redacted pursuant to a confidential treatment request) (Incorporated by reference to Exhibit 2.1 to Form 10‑Q filed May 12, 2016).

21	List of significant subsidiaries of the Company (Incorporated by reference to Exhibit 21 to Form S‑1 filed on March 16, 2010).

23.1*	Consent of RSM US LLP, Independent Registered Public Accounting Firm.

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934.

32.1*	Certification by the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

SCHEDULE II

USA TECHNOLOGIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JUNE 30, 2017, 2016, AND 2015

($ in thousands)
			Deductions
			uncollectible
	Balance at	Additions	receivables	Balance
	beginning	charged to	written off, net	at end
ACCOUNTS RECEIVABLE	of period	earnings	of recoveries	of period
June 30, 2017	$2,814	$856	$521	$3,149
June 30, 2016	$1,309	$1,576	$71	$2,814
June 30, 2015	$63	$1,409	$163	$1,309

	Balance at	Additions	Deductions,	Balance
	beginning	charged to	Shrinkage and	at end
INVENTORY	of period	earnings	obsolescence	of period
June 30, 2017	$1,297	$799	$139	$1,957
June 30, 2016	$944	$943	$590	$1,297
June 30, 2015	$765	$551	$372	$944

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

SIGNATURES	TITLE	DATE

/s/ Stephen P. Herbert	Chairman of the Board of Directors	August 22, 2017
Stephen P. Herbert	and Chief Executive Officer
(Principal Executive Officer)

/s/ Priyanka Singh	Chief Financial Officer	August 22, 2017
Priyanka Singh, CPA	(Principal Financial and Accounting Officer)

/s/ Steven D. Barnhart	Director	August 22, 2017
Steven D. Barnhart

/s/ Joel Brooks	Director	August 22, 2017
Joel Brooks

/s/ Robert L. Metzger	Director	August 22, 2017
Robert L. Metzger

/s/ Albin F. Moschner	Director	August 22, 2017
Albin F. Moschner

/s/ William J. Reilly, Jr.	Director	August 22, 2017
William J. Reilly, Jr.

/s/ William J. Schoch	Director	August 22, 2017
William J. Schoch