Form 10-Q
period 2017-09-30
USA TECHNOLOGIES INC
filed 2017-11-09
CIK 896429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	◻	Accelerated filer	☒
Non-accelerated filer (Do not check if a smaller reporting company)	◻	Smaller reporting company	◻
Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ☒

As of October 31, 2017 there were 50,196,531 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Consolidated Financial Statements

USA Technologies, Inc.

Consolidated Balance Sheets

	September 30,	June 30,
($ in thousands, except shares)	2017	2017
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$51,870	$12,745
Accounts receivable, less allowance of $3,445 and $3,149, respectively	10,288	7,193
Finance receivables, less allowance of $22 and $19, respectively	3,082	11,010
Inventory	8,240	4,586
Prepaid expenses and other current assets	1,122	968
Total current assets	74,602	36,502

Non-current assets:
Finance receivables, less current portion	7,742	8,607
Other assets	750	687
Property and equipment, net	11,850	12,111
Deferred income taxes	28,205	27,670
Intangibles, net	578	622
Goodwill	11,492	11,492
Total non-current assets	60,617	61,189

Total assets	$135,219	$97,691

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$14,211	$16,054
Accrued expenses	3,795	4,130
Line of credit, net	7,051	7,036
Capital lease obligations and current obligations under long-term debt	2,649	3,230
Income taxes payable	10	10
Deferred gain from sale-leaseback transactions	197	239
Total current liabilities	27,913	30,699

Long-term liabilities:
Capital lease obligations and long-term debt, less current portion	1,049	1,061
Accrued expenses, less current portion	62	53
Deferred gain from sale-leaseback transactions, less current portion	99	100
Total long-term liabilities	1,210	1,214

Total liabilities	$29,123	$31,913

Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preferences of $19,109 and $18,775 at September 30, 2017 and June 30, 2017, respectively	3,138	3,138
Common stock, no par value, 640,000,000 shares authorized, 50,194,731 and 40,331,645 shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively	286,463	245,999
Accumulated deficit	(183,505)	(183,359)
Total shareholders’ equity	106,096	65,778
Total liabilities and shareholders’ equity	$135,219	$97,691

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	September 30,
($ in thousands, except shares and per share data)	2017	2016
Revenues:
License and transaction fees	$19,944	$16,365
Equipment sales	5,673	5,223
Total revenues	25,617	21,588

Costs of sales:
Cost of services	13,326	11,243
Cost of equipment	5,090	4,178
Total costs of sales	18,416	15,421

Gross profit	7,201	6,167

Operating expenses:
Selling, general and administrative	6,746	6,808
Integration and acquisition costs	762	101
Depreciation and amortization	245	208
Total operating expenses	7,753	7,117

Operating loss	(552)	(950)

Other income (expense):
Interest income	80	73
Interest expense	(209)	(212)
Change in fair value of warrant liabilities	-	(1,490)
Total other expense, net	(129)	(1,629)

Loss before income taxes	(681)	(2,579)
Benefit for income taxes	468	115

Net loss	(213)	(2,464)
Preferred dividends	(334)	(334)
Net loss applicable to common shares	$(547)	$(2,798)
Net loss per common share - basic and diluted	(0.01)	(0.07)

Weighted average number of common shares outstanding - basic and diluted	47,573,364	38,488,005

See accompanying notes.

USA Technologies, Inc.

Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
($ in thousands, except shares)	Shares	Amount	Shares	Amount	Deficit	Total
Balance, June 30, 2017	445,063	$3,138	40,331,645	$245,999	$(183,359)	$65,778
Issuance of common stock in relation to public offering, net of offering costs incurred of $3,237(a)			9,583,332	39,888		39,888
Stock based compensation			279,754	576		576
Excess tax benefit from stock plans(b)					67	67
Net loss					(213)	(213)
Balance, September 30, 2017	445,063	$3,138	50,194,731	$286,463	$(183,505)	$106,096

(a)	Refer to Note 11 regarding the public offering issued during July 2017.
(b)	Refer to Note 2 regarding the adoption of ASU 2016-09.

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	September 30,
($ in thousands)	2017	2016
OPERATING ACTIVITIES:
Net loss	$(213)	$(2,464)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash stock based compensation	576	211
Gain on disposal of property and equipment	(18)	-
Non-cash interest and amortization of debt discount	15	105
Bad debt expense	118	97
Depreciation and amortization	1,492	1,301
Change in fair value of warrant liabilities	-	1,490
Excess tax benefits	67	-
Deferred income taxes, net	(535)	(115)
Recognition of deferred gain from sale-leaseback transactions	(43)	(215)
Changes in operating assets and liabilities:
Accounts receivable	(3,192)	(1,038)
Finance receivables	8,771	(5)
Inventory	(3,648)	(2,223)
Prepaid expenses and other current assets	(217)	(224)
Accounts payable and accrued expenses	(2,168)	(3,175)
Income taxes payable	-	(10)
Net cash provided by (used in) operating activities	1,005	(6,265)

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(992)	(810)
Proceeds from sale of property and equipment, including rentals	45	-
Net cash used in investing activities	(947)	(810)

FINANCING ACTIVITIES:
Cash used in retirement of common stock	-	(31)
Proceeds from exercise of common stock warrants	-	6,193
Issuance of common stock in public offering, net	39,888	-
Repayment of capital lease obligations and long-term debt	(821)	(161)
Net cash provided by financing activities	39,067	6,001

Net increase (decrease) in cash and cash equivalents	39,125	(1,074)
Cash and cash equivalents at beginning of period	12,745	19,272
Cash and cash equivalents at end of period	$51,870	$18,198

Supplemental disclosures of cash flow information:
Interest paid in cash	$107	$87
Income taxes paid in cash (refund), net	$-	$-
Supplemental disclosures of noncash financing and investing activities:
Equipment and software acquired under capital lease	$227	$254

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

INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.  The balance sheet at June 30, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

BASIS OF PRESENTATION

Certain reclassifications of prior year’s data have been made to conform to current year’s presentation.  As disclosed in Note 13, the Company incurred integration and acquisition expenses during the current period and deemed it appropriate to have such costs individually captioned within the statement of operations.  Accordingly, the Company retrospectively reclassified integration and acquisition costs incurred in the corresponding period from the previous fiscal year to conform to the current period’s presentation.

2. ACCOUNTING POLICIES

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting pronouncements adopted in fiscal year 2018

In January 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2017-04 ("ASU 2017-04"), which eliminates Step 2 from the goodwill impairment test. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15,

2019. We early adopted ASU 2017-04 for impairment tests to be performed on testing dates after July 1, 2017, which did not impact our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting, which modifies the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when stock awards vest or are settled. In addition, cash flows related to excess tax benefits are to be separately classified as an operating activity apart from other income tax cash flows. The standard also allows the Company to repurchase more of an employee’s vested shares for tax withholding purposes without triggering liability accounting, and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on the statement of cash flows. The Company adopted this standard as of July 1, 2017.

The primary impact of adoption was the recognition of excess tax benefits in the Company's provision for income taxes which is applied prospectively starting July 1, 2017 in accordance with the guidance. Adoption of the new standard resulted in the recognition of $65 thousand of excess tax benefits in the Company's provision for income taxes for the three months ended September 30, 2017. Through June 30, 2017 excess tax benefits were reflected as a reduction of deferred tax assets via reducing actual operating loss carryforwards because such benefits had not reduced income taxes payable. Under the new standard the treatment of excess tax benefits changed and the cumulative excess tax benefits as of June 30, 2017 amounting to $67 thousand were credited to accumulated deficit.

The adoption of ASU No. 2016-09 did not impact our statement of cash flows for the quarters ended September 30, 2017 and 2016.

Accounting pronouncements to be adopted.

The Company is evaluating whether the effects of the following recent accounting pronouncements or any other recently issued, but not yet effective accounting standards, will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year. The new guidance provides a single model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The new standard also requires expanded qualitative and quantitative disclosures about the nature, timing and uncertainty of revenue and cash flows rising from contracts with customers. The ASU is now effective for fiscal years, and interim reporting periods within those years, beginning with the year ending June 30, 2019.

The Company’s project plan includes a three-phase approach to implementing this standard update. The company has commenced phase one, which includes the following activities: conducting internal surveys of the business, holding revenue recognition workshops with sales and business unit finance leadership, and reviewing a representative sample of revenue arrangements across the business to initially identify a set of applicable qualitative revenue recognition changes related to the new standard update. The objectives for the second phase of the project will be to establish and document key accounting policies, assess disclosure, business process and control impacts. Lastly, the objectives of phase three will comprise effectively implementing the new standard update and embedding the new accounting treatment into the Company’s business processes and controls to support the financial reporting requirements. Phase three is expected to be completed in the fourth quarter of 2018.

The Company is still evaluating the impact that the new standard will have on the Company’s consolidated financial statements and will be unable to quantify its impact until the third phase of the project has been completed. The standard is expected to impact the Company’s revenue recognition processes, primarily in the areas of the allocation of contract revenues. An entity can elect to apply the guidance under one of the following two methods: (i) retrospectively to each prior reporting period presented – referred to as the full retrospective method or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earning – referred to as the modified retrospective method.  The method of adoption has not yet been determined and is not expected to be finalized until the second phase of the project plan has been completed.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The company is the lessee under various agreements which are accounted for as operating leases. This amendment will be effective for the Company beginning with the year ending June 30, 2020, including interim periods within those fiscal years. Early application is permitted.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326).”  The new guidance introduces the accounting for estimated credit losses pertaining to certain types of financial instruments, including but not limited to, trade and lease receivables.  This pronouncement will be effective for fiscal years beginning after December 15, 2019.  Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments.” The new guidance makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This pronouncement will be effective for the Company beginning with the year ending June 30, 2019, and interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The new guidance requires adoption on a retrospective basis unless it is impracticable to apply, in which case the company would be required to apply the amendments prospectively as of the earliest date practicable.  Upon adoption, the Company does not anticipate significant changes to the Company's existing accounting policies or presentation of the Statement of Cash Flows.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business.”    ASU 2017-01 provides guidance in ascertaining whether a collection of assets and activities is considered a business.  Adoption of the amendment will be applied prospectively effective for annual periods beginning after December 15, 2017 with early adoption permissible for specific transactions. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

3. FINANCE RECEIVABLES

Finance receivables consist of the following:

	September 30,	June 30,
($ in thousands)	2017	2017
Total finance receivables	$10,824	$19,617
Less current portion	3,082	11,010
Non-current portion of finance receivables	$7,742	$8,607

The Company accounts for their finance receivables using delinquency and nonaccrual data as key performance indicators.  The Company classified $248 thousand and $102 thousand as outstanding and nonperforming as of September 30, 2017 and June 30, 2017, respectively.  The Company expects to collect on their outstanding finance receivables, less any portion currently reserved, without the contracting of third parties. At September 30, 2017 and June 30, 2017, credit quality indicators consisted of the following:

Credit risk profile based on payment activity:	September 30,	June 30,
($ in thousands)	2017	2017
Performing	$10,576	$19,515
Nonperforming	248	102
Total	$10,824	$19,617

Age Analysis of Past Due Finance Receivables

As of September 30, 2017

	30 and under	31 – 60	61 – 90	Greater than			Total
	Days Past	Days Past	Days Past	90 Days Past	Total		Finance
($ in thousands)	Due	Due	Due	Due	Non-Performing	Performing	Receivables
QuickStart Leases	$103	$3	$58	$84	$248	$10,576	$10,824

Age Analysis of Past Due Finance Receivables

As of June 30, 2017

	30 and under	31 – 60	61 – 90	Greater than			Total
	Days Past	Days Past	Days Past	90 Days Past	Total		Finance
($ in thousands)	Due	Due	Due	Due	Non-Performing	Performing	Receivables
QuickStart Leases	$29	$3	$35	$35	$102	$19,515	$19,617

4. INVENTORY

Inventory, net of reserves, was $8.2 million and $4.6 million as of September 30, 2017 and June 30, 2017, respectively.  Inventory consists of finished goods. The company's inventories are valued at the lower of cost or net realizable value.

The Company establishes allowances for obsolescence of inventory based upon quality considerations and assumptions about future demand and market conditions.

5. EARNINGS PER SHARE

The calculation of basic earnings per share (“EPS”) and diluted EPS are presented below:

	For the three months ended September 30, 2017
	Net Loss	Shares		Per-Share
	(Numerator)	(Denominator)		Amount
Net loss from continuing operations	$(213)
Less: Preferred stock dividends	(334)

Basic EPS
Net loss available to common shareholders	(547)	47,573,364		$(0.01)

Effect of Dilutive Securities
Incremental shares	-	-	(a)

Diluted EPS
Net loss available to common shareholders plus assumed conversions	$(547)	47,573,364		$(0.01)

	For the three months ended September 30, 2016
	Net Loss	Shares		Per-Share
	(Numerator)	(Denominator)		Amount
Net loss from continuing operations	$(2,464)
Less: Preferred stock dividends	(334)

Basic EPS
Net loss available to common shareholders	(2,798)	38,488,005		$(0.07)

Effect of Dilutive Securities
Incremental shares	-	-	(a)

Diluted EPS
Net loss available to common shareholders plus assumed conversions	$(2,798)	38,488,005		$(0.07)

____________________

(a)	517,825 and 1,281,035 shares were excluded for the three months ended September 30, 2017 and 2016, respectively, as the effects would be anti-dilutive.

The change in the average number of shares that were anti-dilutive in the three months ended September 30, 2017 compared to the same period last year, was due to warrants exercised in connection with our common stock during September 2016.

6. GOODWILL AND INTANGIBLES

Intangible asset balances and goodwill consisted of the following:

	As of September 30, 2017
		Accumulated		Amortization
($ in thousands)	Gross	Amortization	Net	Period
Intangible Assets:
Non-compete agreements	2	(2)	—	2 years
Brand	95	(55)	40	3 years
Developed technology	639	(224)	415	5 years
Customer relationships	149	(26)	123	10 years
Total Intangible Assets	$885	$(307)	$578

Goodwill	11,492	—	11,492	Indefinite

Total Intangible Assets & Goodwill	$12,377	(307)	$12,070

	As of June 30, 2017
		Accumulated		Amortization
($ in thousands)	Gross	Amortization	Net	Period
Intangible Assets:
Non-compete agreements	2	(2)	—	2 years
Brand	95	(48)	47	3 years
Developed technology	639	(191)	448	5 years
Customer relationships	149	(22)	127	10 years
Total Intangible Assets	$885	$(263)	$622

Goodwill	11,492	—	11,492	Indefinite

Total Intangible Assets & Goodwill	$12,377	(263)	$12,114

For both the three months ended September 30, 2017 and 2016, there was $44 thousand in amortization expense related to intangible assets.

7. LINE OF CREDIT

During the fiscal year ended June 30, 2016, the Company entered into a Loan and Security Agreement and other ancillary documents (as amended, the “Heritage Loan Documents”) with Heritage Bank of Commerce (“Heritage Bank”), providing for a secured asset-based revolving line of credit in an amount of up to $12.0 million (the “Heritage Line of Credit”) at an interest rate calculated based on the Federal Reserves’ Prime, which was 4.25% at September 30, 2017, plus 2.25%. The Heritage Line of Credit and the Company’s obligations under the Heritage Loan Documents are secured by substantially all of the Company’s assets, including its intellectual property.

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

The balance due on the Heritage Line of Credit was $7.1 million at September 30, 2017 and at June 30, 2017.  Included in the Heritage Line of Credit balance is $60 thousand and $75 thousand of unamortized debt issuance costs, which is reflected in our net liability of $7.1 million and $7.0 million as of September 30, 2017 and June 30, 2017, respectively.  As of September 30, 2017, $4.9 million was available under our line of credit. Interest expense on the line of credit was approximately $118 thousand and $107 thousand for the three months ended September 30, 2017 and 2016, respectively.

8. LONG-TERM DEBT

The Company periodically enters into capital lease obligations to finance network servers, computers, office furniture and equipment related support for use in its daily operations. During the three months ended September 30, 2017, the Company entered into capital lease obligations totaling $227 thousand, comprised of monthly installments of $7 thousand  due within three years.  The value of the acquired equipment is included in property and equipment and depreciated accordingly.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2017 the Company held no level 1, level 2, or level 3 financial instruments.

As of June 30, 2016, 2.2 million warrants with a fair value of $3.7 million comprised the Company’s Level 3 financial instruments. The Level 3 financial instruments consisted of common stock warrants issued by the Company in March 2011 to purchase shares of the Company’s common stock.  The Level 3 financial instruments included features requiring liability treatment of the warrants, with the fair value of the common stock based on valuations performed by an independent third-party valuation firm. The fair value was determined using proprietary valuation models using the quality of the underlying securities of the warrants, restrictions on the warrants and security underlying the warrants, time restrictions and precedent sale transactions completed in the secondary market or in other private transactions. During the three months ended September 30, 2016, all of the aforementioned warrants were exercised resulting in a $5.2 million reclassification to Common Stock and the net difference of $1.5 million was recorded as a loss on fair value associated with the warrant liability.

10. INCOME TAXES

For the three months ended September 30, 2017, an income tax benefit of $468 thousand (substantially all deferred income taxes) was recorded based upon loss before benefit for income taxes using an estimated annual effective income tax rate of 59.2% for the fiscal year ending June 30, 2018 plus an income tax benefit for excess tax benefits recognized during the three months which were treated discretely.

For the three months ended September 30, 2016, an income tax benefit of $115 thousand (substantially all deferred income taxes) was recorded based upon loss before benefit for income taxes using an estimated annual effective income tax rate of 25.7% for the fiscal year ending June 30, 2017 net of a provision for the tax effect of the change in the fair value of warrant liabilities which was treated discretely.

11. EQUITY

On July 25, 2017, the Company closed its underwritten public offering of 9,583,332 shares of its common stock at a public offering price of $4.50 per share. The foregoing included the full exercise of the underwriters' option to purchase 1,249,999 additional shares from the Company. The gross proceeds to the Company from the offering, before deducting underwriting discounts and commissions and other offering expenses, was approximately $43.1 million.

WARRANTS

During the three months ended September 30, 2017, no warrants were exercised as compared to the three months ended September 30, 2016 where 2.4 million warrants were exercised at $2.6058 per share, yielding proceeds of $6.2 million. The following table summarizes warrant activity for the three months ended September 30, 2017 and 2016:

	Three months ended
	September 30,
	2017	2016
Beginning balance	23,978	2,445,653
Issued	—	—
Exercised	—	(2,376,675)
Expired	—	—
Cancelled	—	—
Ending balance	23,978	68,978

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

In July 2017, 135,000 stock options were granted for 11 employees vesting 1/3 on July 26, 2018, 1/3 on July 26, 2019 and 1/3 on July 26, 2020 expiring if not exercised prior to July 26, 2022. The options are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended.

In August 2017, the Company awarded stock options to its Chief Executive Officer (CEO) and Chief Financial Officer (CFO) to purchase up to 19,047 and 25,000 shares respectively of common stock at an exercise price of $5.25 per share. The CEO options vest on August 16, 2018, expiring if not exercised prior to August 16, 2024.  The CFO options vest 1/3 on August 16, 2018, 1/3 on August 16, 2019 and 1/3 on August 16, 2020, expiring if not exercised prior to August 16, 2024. The CEO options are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, and the CFO options are non-qualified stock options.

The fair value of options granted during the three months ended September 30, 2017 and 2016 was determined using the following weighted average assumptions:

	Three months ended
	September 30,
	2017	2016
Expected volatility	50.21 - 50.89%	50.37%
Expected life (years)	4.0 - 4.5	4.0
Expected dividends	—%	—%
Risk-free interest rate	1.64 - 1.72%	1.06%
Number of options granted	179,047	20,080
Weighted average exercise price	$5.66	$4.98
Weighted average grant date fair value	$2.42	$1.98

Stock based compensation related to all stock options for the three months ended September 30, 2017 and 2016 was $149 thousand and $48 thousand, respectively.

COMMON STOCK

On July 1, 2017, $90 thousand of stock grants were awarded to each non-employee Director based on the closing price of the Company’s Common Stock on June 8, 2017 (the date for which the stock grants were initially approved), for a total of 98,184 shares. The shares vest ratably on a monthly basis over the two year period following July 1, 2017.  The total expense recognized for these grants for the three months ending September 30, 2017 was $101 thousand.

During the three months ended September 30, 2017, the Company awarded an aggregate of 177,363 shares to its Chief Executive Officer, Chief Financial Officer and Chief Services Officer under its fiscal year 2017 long term stock incentive plan and an aggregate of 4,207 shares to two non-employee Directors in satisfaction of board fees.

LONG TERM INCENTIVE PLANS

The Board approved the Fiscal Year 2018 Long-Term Stock Incentive Plan (the “2018 LTI Stock Plan”) which provides that executive officers would be awarded shares of common stock of the Company in the event that certain metrics relating to the Company’s 2018 fiscal year would result in specified ranges of year-over-year percentage growth.  The metrics are total number of connections as of June 30, 2018 as compared to total number of connections as of June 30, 2017 (40% weighting) and adjusted EBITDA earned during the 2018 fiscal year as compared to the adjusted EBITDA earned during the 2017 fiscal year (60% weighting).  If none of the minimum threshold year-over-year percentage target goals are achieved, the executive officers would not be awarded any shares.  If all of the year-over-year percentage target goals are achieved, the executive officers would be awarded shares having the following value: Chief Executive Officer (“CEO”) - $840,000  (160% of base salary), Chief Financial Officer (“CFO”) - $300,000  (100% of base salary), Chief Services Officer (“CSO”) - $275,000  (100% of base salary).  If all of the maximum distinguished year over year percentage target goals are achieved, the executive officers would be awarded shares having the following value: Chief Executive Officer (“CEO”) - $1,260,000  (240% of base salary), Chief Financial Officer (“CFO”) - $450,000  (150% of base salary), Chief Services Officer (“CSO”) - $412,500 (150% of base salary).  Assuming the minimum threshold year-over-year percentage target goal would be achieved for a particular metric, the number of shares to be awarded for that metric would be determined on a pro rata basis, provided that the award would not exceed the maximum distinguished award for that metric.  The shares awarded under the 2018 LTI Stock Plan would vest as follows: one-third at the time of issuance; one-third on June 30, 2019; and one-third on June 30, 2020.

The Company had long-term stock incentive plans (“LTI”) in prior fiscal years for its then executive officers. Stock based compensation related to the LTI plans was as follows in the three months ended September 30, 2017 and 2016:

	Three months ended
	September 30,
($ in thousands, except per share data)	2017	2016
FY18 LTI Plan	$216	$—
FY17 LTI Plan	64	71
FY16 LTI Plan	9	3
FY15 LTI Plan	—	7
Total	$289	$81

12. COMMITMENTS AND CONTINGENCIES

During the quarter ended September 30, 2017, the Company expanded the leased space for its headquarters in Malvern, Pennsylvania to a total of 23,138 square feet. The company’s monthly base rent now is approximately $47 thousand with a lease expiration date of November 30, 2023.

From time to time, the Company is involved in various legal proceedings arising during the normal course of business.  In the opinion of the Company’s management,  these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13. SUBSEQUENT EVENTS

On November 7, 2017, the Company announced that it had signed a definitive agreement to acquire Cantaloupe Systems, Inc. (“Cantaloupe”) in a transaction valued at approximately $85 million.  Pursuant to the agreement, the Company will pay $65 million cash and issue $19.8 million in common stock of the Company for the acquisition.  The Company will also assume up to $1.8 million of Cantaloupe’s notes payable.  The purchase price is subject to a working capital adjustment and certain other adjustments to be settled following the closing.

Integration and acquisition costs related to the planned Cantaloupe acquisition were $762 thousand for the three months ended September 30, 2017.

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

The Company generates revenue in multiple ways. During the quarters ended September 30, 2017 and 2016, we derived 77.9% and 75.8% of our revenues from recurring license and transaction fees related to our ePort Connect service and 22.1% and 24.2% of our revenue from equipment sales, respectively. Connections to our service stem from the sale or lease of our POS electronic payment devices or certified payment software or the servicing of similar third-party installed POS terminals. Connections to the ePort Connect service are the most significant driver of the Company’s revenues, particularly the recurring revenues from license and transaction fees. Customers can obtain POS electronic payment devices from us in the following ways:

•	Purchasing devices directly from the Company or one of its authorized resellers;

•

Financing devices under the Company’s QuickStart Program, which are non-cancellable sixty month sales-type leases, through an unrelated equipment financing company, if available, or directly from the Company; and

•	Renting devices under the Company’s JumpStart Program, which are cancellable month-to-month operating leases.

Highlights of the Company are below:

•	Over 104 employees with its headquarters in Malvern, Pennsylvania;

•	Over 13,250 customers and 594,000 connections to our service;

•	Three direct sales teams at the national, regional, and local customer-level and a growing number of OEMs and national distribution partners;

•	76 United States and foreign patents are in force;

•	The Company’s fiscal year ends June 30th; and

•	The Company has traded on the NASDAQ under the symbol “USAT” since 2007.

The Company has net deferred tax assets of approximately $28.2 million predominantly resulting from a series of operating loss carry forwards that may be available to offset future taxable income.

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

Company intangible assets include non-compete agreements, brand, developed technology, and customer relationships.  They are carried at cost less accumulated amortization, which is calculated on a straight-line basis over their estimated economic life. The Company reviews intangibles, subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Valuation Allowance

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest or penalties related to uncertain tax positions were incurred during the periods ended September 30, 2017 and 2016.

Recent Accounting Pronouncements

See Note 2 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

TRENDING QUARTERLY FINANCIAL DATA

The following tables show certain financial and non-financial data that management believes give readers insight into certain trends and relationships about the Company’s financial performance.

Five Quarter Select Key Performance Indicators including Connections

	As of and for the three months ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2017	2017	2017	2016	2016
Connections:
Gross New Connections	28,000	70,000	40,000	25,000	22,000
% from Existing Customer Base	82%	93%	88%	80%	86%
Net New Connections	26,000	64,000	35,000	21,000	19,000
Total Connections	594,000	568,000	504,000	469,000	448,000

Customers:
New Customers Added	550	300	500	500	350
Total Customers	13,250	12,700	12,400	11,900	11,400

Volumes:
Total Number of Transactions (millions)	121.1	114.8	104.9	100.1	95.1
Transaction Volume (millions)	$239.2	$225.6	$202.5	$191.5	$183.4

Financing Structure of Connections:
JumpStart	4.1%	3.3%	8.6%	6.8%	7.7%
QuickStart & All Others *	95.9%	96.7%	91.4%	93.2%	92.3%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

*   Includes credit sales with standard trade receivable terms

Highlights of USAT’s connections for the quarter ended September 30, 2017 include:

•	26,000 net new connections to our ePort Connect service in the quarter; and
•	594,000 connections to the ePort Connect service compared to the same quarter last year of approximately 448,000 connections, an increase of 146,000 connections, or 33%.

Quarter Ended September 30, 2017 Compared to Quarter Ended September 30, 2016

Revenue and Gross Profit

	For the three months ended September 30,					Percent
($ in thousands)	2017	% of Sales	2016	% of Sales	Change	Change

Revenues:
License and transaction fees	$19,944	77.9%	$16,365	75.8%	$3,579	21.9%
Equipment sales	5,673	22.1%	5,223	24.2%	450	8.6%
Total revenues	25,617	100.0%	21,588	100.0%	4,029	18.7%

Costs of sales:
Cost of services	13,326	66.8%	11,243	68.7%	2,083	18.5%
Cost of equipment	5,090	89.7%	4,178	80.0%	912	21.8%
Total costs of sales	18,416	71.9%	15,421	71.4%	2,995	19.4%

Gross profit	$7,201	28.1%	$6,167	28.6%	$1,034	16.8%

Revenue.  Total revenue increased $4.0 million compared to the same period in 2016.  The growth in total revenue resulted from a $3.6 million increase in license and transaction fee revenue, driven by a 146,000 increase in total connections for the quarter ended September 30, 2017 compared to the same period in 2016, and a $0.5 million increase in equipment revenue for the three months ended September 30, 2017 compared to the same period last year, driven by an increased number of units shipped.

Cost of sales. Cost of sales increased by $3.0 million for the three-month period ended September 30, 2017 compared to the same period last year.  The increase was driven by a $2.1 million increase in cost of services and a $0.9 million increase in cost of equipment sales arising from an increased number of units sold during the period.

Gross margin.  The overall gross margin decreased 1.7%, from 28.6% for the three months ended September 30, 2016 to 28.1% for the three months ended September 30, 2017.  The decrease in the equipment margin, from 20.0% for the three months ended September 30, 2016 to 10.3% for the three months ended September 30, 2017, arose from reduced fees and/or pricing periodically extended to customers who offer strategic and/or large market opportunities.  This decrease was partially offset by an increase in the license fee and transaction margin from 31.3% for the three months ended September 30, 2016 to 33.2% for the three months ended September 30, 2017.

Operational Expenses

	For the three months ended September 30,		Percent
Category ($ in thousands)	2017	2016	Change
Selling, general and administrative expenses	$6,746	$6,808	(0.9)%
Integration and acquisition costs	762	101	654.5%
Depreciation and amortization	245	208	17.8%
Total operating expenses	$7,753	$7,117	8.9%

Selling, general and administrative expenses.  Selling,  general and administrative expenses decreased approximately $60 thousand for the three months ended September 30, 2017, as compared to the same period in 2016.  This change was driven by a decrease in costs incurred in connection with SOX 404 compliance expenses which were primarily attributable to our assessment being subject to audit for the first time in 2016, partially offset by an increase in sales and marketing related consulting expenses as we continue to increase our market share in the cashless-transaction vending industry, and an increase in salaries and wages as the company increased employee headcount.

Integration and acquisition costs. Integration and acquisition costs increased $661 thousand for the three months ended September 30, 2017 as compared to the same period in 2016, due to the $762 thousand incurred in connection with the planned acquisition of Cantaloupe, partially offset by $101 thousand of acquisition costs incurred in the first quarter of fiscal year 2017 pertaining to the acquisition of VendScreen.

Depreciation and amortization.  Depreciation and amortization expenses increased approximately $40 thousand for the period ending September 30, 2017 due to additional capitalized development costs.

Other Expense, net

	For the three months ended September 30,			Percent
($ in thousands)	2017	2016	Change	Change
Other income (expense):
Interest income	$80	$73	$7	9.6%
Interest expense	(209)	(212)	3	(1.4%)
Change in fair value of warrant liabilities	-	(1,490)	1,490	(100.0%)
Total other expense, net	$(129)	$(1,629)	$1,500	(92.1%)

Other expense, net.  Other expense, net decreased $1.5 million for the three months ended September 30, 2017 compared to the same period in 2016.  The decrease was primarily driven by the fair value associated with the exercised warrants recognized during September 2016.

Income Taxes

	For the three months ended September 30,			Percent
($ in thousands)	2017	2016	Change	Change
Benefit for income taxes	$468	$115	$353	307.0%

Income taxes.  For the three months ended September 30, 2017, an income tax benefit of $468 thousand (substantially all deferred income taxes) was recorded based upon loss before benefit for income taxes using an estimated annual effective income tax rate of 59.2% for the fiscal year ending June 30, 2018 plus an income tax benefit for excess tax benefits recognized during the three months which were treated discretely.

For the three months ended September 30, 2016, an income tax benefit of $115 thousand (substantially all deferred income taxes) was recorded based upon loss before benefit for income taxes using an estimated annual effective income tax rate of 25.7% for the fiscal year ending June 30, 2017 net of a provision for the tax effect of the change in the fair value of warrant liabilities which was treated discretely.

Reconciliation of Net Loss to Adjusted EBITDA:

	Three months ended
	September 30,
($ in thousands)	2017	2016
Net loss	$(213)	$(2,464)
Less interest income	(80)	(73)
Plus interest expense	209	212
Less income tax benefit	(468)	(115)
Plus depreciation expense	1,448	1,257
Plus amortization expense	44	44
EBITDA	940	(1,139)

Plus loss on fair value of warrant liabilities	—	1,490
Plus stock-based compensation	576	211
Plus integration and acquisition costs	762	101
Adjustments to EBITDA	1,338	1,802
Adjusted EBITDA	$2,278	$663

As used herein, Adjusted EBITDA represents net loss before interest income, interest expense, income taxes, depreciation, amortization, change in fair value of warrant liabilities, stock-based compensation expense, and non-recurring integration and acquisition costs that were incurred in connection with the planned acquisition of Cantaloupe in the current fiscal year and the acquisition of the VendScreen business the previous fiscal year. We have excluded the non-operating item, change in fair value of warrant liabilities, because it represents a non-cash gain or charge that is not related to the Company’s operations. We have excluded the non-cash expense, stock-based compensation, as it does not reflect the cash-based operations of the Company. We have excluded the integration and acquisition expenses incurred in connection with the planned Cantaloupe acquisition during the current fiscal year and the VendScreen transaction from the previous fiscal year in order to allow for a more accurate comparison of the financial results to historical operations, as they pertain to period operational expenses that are not a core function of our business.  Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance. Additionally, the Company utilizes Adjusted EBTIDA as a metric in its executive officer and management incentive compensation plans.

Reconciliation of Operating Loss to Adjusted Operating Income/ (Loss):

	Three months ended
	September 30, 2017
($ in thousand)	2017	2016
Operating loss	$(552)	$(950)
Plus integration and acquisition costs	762	101
Adjusted operating income/(loss)	$210	$(849)

As used herein, adjusted operating income represents operating loss before the non-recurring integration and acquisition costs and expenses incurred in connection with the VendScreen transaction and the proposed acquisition of Cantaloupe. We have excluded these non-recurring costs and expenses in order to allow for a more accurate comparison of the financial results to historical operations and we believe such a comparison is useful to investors as a measure of comparative operating performance.

Reconciliation of Net Loss to Non-GAAP Net Income/ (Loss):

	Three months ended
	September 30,
($ in thousands)	2017	2016
Net loss	$(213)	$(2,464)
Non-GAAP adjustments:
Non-cash portion of income tax benefit	(468)	(115)
Fair value of warrant adjustment	—	1,490
Litigation related professional fees	—	33
Integration and acquisition costs	762	101
Non-GAAP net income (loss)	$81	$(955)

As used herein, non-GAAP net income (loss) represents GAAP net loss excluding costs or benefits relating to any non-cash portions of the Company’s income tax benefit, adjustment for fair value of warrant liabilities, professional fees incurred in connection with the class action litigation and the special litigation committee investigation, and non-recurring costs and expenses that were incurred in connection with the acquisition and integration of the VendScreen business and the planned acquisition of Cantaloupe. Management believes that non-GAAP net income (loss) is an important measure of USAT’s business. Non-GAAP net income (loss) is a non-GAAP financial measure which is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash provided by or (used in) operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Management uses the aforementioned non-GAAP measure to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that this non-GAAP financial measure serves as a useful metric for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance. Additionally, the Company utilizes non-GAAP net income (loss) as a metric in its executive officer and management incentive compensation plans.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $1.0 million for the three months ended September 30, 2017 compared to $6.3 million used in the same period in 2016.  The $7.3 million increase in cash provided by operating activities was primarily driven by payment of a significant order received during the fourth quarter of fiscal year 2017 from an existing customer which resulted in a cash inflow of $8.8 million from finance receivables, partially offset by a $2.2 million increase in merchant receivables due to timing differences related to the remittance of credit card receipts and a $1.4 million increase related to inventory due to purchases made to support the company’s anticipated future growth.

Cash used in investing activities was $0.9 million for the three months ended September 30, 2017 compared to $0.8 million for the same period in 2016.  The $0.1 million increase arose to a due to a slight increase in equipment purchases for the rental program and capitalized development costs.

Cash provided by financing activities was $39.1 million for the three months ended September 30, 2017 compared to $6.0 million for the same period in 2016.  The $33.1 million increase was primarily due to the public offering which closed in July 2017 with gross proceeds of $43.1 million, partially offset by $3.2 million in equity financing costs and $6.2 million in proceeds received from the exercise of the warrants during the quarter ending September 30, 2016.

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

Since entering into vendor agreements with two third-party finance companies, the majority of QuickStart sales consummated have been with customers entering into agreements directly with the finance companies. Our customers have shifted from acquiring our products via JumpStart, which accounted for 65% of our gross connections in fiscal year 2014, to QuickStart and sales under normal trade receivable terms, which accounted for 89%, 91%, and 93% of our gross connections in fiscal years 2015, 2016, and 2017 respectively.  JumpStart was approximately 4% for the three months ended September 30, 2017.

The Company is seeking to expand its outside financing partners in order to accommodate expected growth.

Sources of Cash

The Company’s net working capital, which is defined as current assets less current liabilities, increased $40.9 million from $5.8 million for the year ended June 30, 2017,  to $46.7 million for the three months ended September 30, 2017.  As of September 30, 2017, the Company’s primary sources of cash include:

•	Cash on hand of approximately $51.9 million;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes to our market risk since June 30, 2017. For a discussion of our exposure to market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended June 30, 2017.

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness as of the end of the period covered by this Form 10-Q of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). We maintain disclosure controls and procedures to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective as of the end of such period.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information.

Item 1. Legal Proceedings

As previously reported, in our fiscal year 2016 Form 10-K, on June 1, 2016, a shareholder filed a purported derivative action on behalf of the Company in the Chester County, Pennsylvania, Court of Common Pleas (No. 2016-05225-MJ), against certain current and former officers and Directors. On August 17, 2016, the Company filed with the Chester County Court a motion to dismiss the complaint. On March 8, 2017, the Court entered an order granting the Company’s motion to dismiss the complaint. On April 6, 2017, the plaintiff appealed the order to the Superior Court of Pennsylvania. As of the date hereof, the Superior Court has not rendered a decision.

As previously reported, on October 1, 2015, a purported class action was filed in the United States District Court for the Eastern District of Pennsylvania (No. 2:15-05427) against the Company and its executive officers alleging violations under the Securities Exchange Act of 1934.  Following the filing of an amended complaint, on April 14, 2016, the Court issued an order granting the Company’s motion to dismiss the amended complaint without leave to amend. On May 13, 2016, the plaintiff appealed the Court’s order to the United States Court of Appeals for the Third Circuit (No. 16-2436), and on August 16, 2016, the plaintiff filed a motion for relief from final judgment with the District Court seeking an order permitting the plaintiff to file another amended complaint. On September 19, 2016, the District Court issued an order denying the plaintiff’s motion for relief from final judgment, and on October 4, 2016, the plaintiff filed an appeal of this order with the Third Circuit Court of Appeals. On October 6, 2016, the Third Circuit Court of Appeals consolidated the two appeals for all purposes, and by Order dated August 30, 2017, the Third Circuit Court of Appeals affirmed the District Court’s dismissal of the action.

Item 3. Defaults upon Senior Securities

There were no defaults on any senior securities. On August 1, 2017, an additional $334 thousand of dividends were accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of September 30, 2017 was $14.7 million. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the SEC on November 8, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of September 30, 2017 and June 30, 2017, (2) the Consolidated Statements of Operations for the three-month period ended September 30, 2017 and 2016, (3) the Consolidated Statements of Shareholders’ Equity for the three-month period ended September 30, 2017, (4) the Consolidated Statements of Cash Flows for the three-month period ended September 30, 2017 and 2016, and (5) the Notes to Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date: November 8, 2017	/s/ Stephen P. Herbert
Stephen P. Herbert,
Chief Executive Officer

Date: November 8, 2017	/s/ Priyanka Singh
Priyanka Singh
Chief Financial Officer