Form 10-Q
period 2017-12-31
USA TECHNOLOGIES INC
filed 2018-02-09
CIK 896429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of February 2, 2018 there were 53,623,143 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Consolidated Financial Statements

USA Technologies, Inc.

Consolidated Balance Sheets

	December 31,	June 30,
($ in thousands, except shares)	2017	2017
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$15,386	$12,745
Accounts receivable, less allowance of $3,740 and $3,149, respectively	15,472	7,193
Finance receivables, less allowance of $49 and $19, respectively	5,517	11,010
Inventory	11,215	4,586
Prepaid expenses and other current assets	1,971	968
Total current assets	49,561	36,502

Non-current assets:
Finance receivables, less current portion	11,215	8,607
Other assets	1,120	687
Property and equipment, net	12,622	12,111
Deferred income taxes	14,774	27,670
Intangibles, net	30,910	622
Goodwill	64,449	11,492
Total non-current assets	135,090	61,189

Total assets	$184,651	$97,691

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$23,775	$16,054
Accrued expenses	6,798	4,130
Line of credit, net	—	7,036
Capital lease obligations and current obligations under long-term debt	5,121	3,230
Income taxes payable	6	10
Deferred revenue	595	—
Deferred gain from sale-leaseback transactions	198	239
Total current liabilities	36,493	30,699

Long-term liabilities:
Revolving credit facility	10,000	—
Capital lease obligations and long-term debt, less current portion	23,874	1,061
Accrued expenses, less current portion	65	53
Deferred gain from sale-leaseback transactions, less current portion	49	100
Total long-term liabilities	33,988	1,214

Total liabilities	$70,481	$31,913

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preferences of $19,109 and $18,775 at December 31, 2017 and June 30, 2017, respectively	3,138	3,138
Common stock, no par value, 640,000,000 shares authorized, 53,619,898 and 40,331,645 shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively	307,053	245,999
Accumulated deficit	(196,021)	(183,359)
Total shareholders’ equity	114,170	65,778
Total liabilities and shareholders’ equity	$184,651	$97,691

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
($ in thousands, except shares and per share data)	2017	2016	2017	2016
Revenues:
License and transaction fees	$22,853	$16,639	$42,797	$33,004
Equipment sales	9,653	5,117	15,326	10,340
Total revenues	32,506	21,756	58,123	43,344

Costs of sales:
Cost of services	14,362	11,389	27,688	22,632
Cost of equipment	8,943	4,033	14,033	8,211
Total costs of sales	23,305	15,422	41,721	30,843

Gross profit	9,201	6,334	16,402	12,501

Operating expenses:
Selling, general and administrative	8,329	5,785	15,075	12,593
Integration and acquisition costs	3,335	8	4,097	109
Depreciation and amortization	737	307	982	515
Total operating expenses	12,401	6,100	20,154	13,217

Operating (loss) income	(3,200)	234	(3,752)	(716)

Other income (expense):
Interest income	251	200	331	273
Interest expense	(494)	(201)	(703)	(413)
Change in fair value of warrant liabilities	-	-	-	(1,490)
Total other expense, net	(243)	(1)	(372)	(1,630)

(Loss) income before income taxes	(3,443)	233	(4,124)	(2,346)
(Provision) benefit for income taxes	(9,073)	-	(8,605)	115

Net (loss) income	(12,516)	233	(12,729)	(2,231)
Preferred dividends	-	-	(334)	(334)
Net (loss) income applicable to common shares	$(12,516)	$233	$(13,063)	$(2,565)
Net (loss) income per common share
Basic	(0.24)	0.01	(0.26)	(0.07)
Diluted	(0.24)	0.01	(0.26)	(0.07)
Weighted average number of common shares outstanding
Basic	52,150,106	40,308,934	49,861,735	39,398,469
Diluted	52,150,106	40,730,712	49,861,735	39,398,469

See accompanying notes.

USA Technologies, Inc.

Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
($ in thousands, except shares)	Shares	Amount	Shares	Amount	Deficit	Total
Balance, June 30, 2017	445,063	$3,138	40,331,645	$245,999	$(183,359)	$65,778
Issuance of common stock in relation to public offering, net of offering costs incurred of $3,237 (a)	—	—	9,583,332	39,888	—	39,888
Issuance of common stock as merger consideration(b)	—	—	3,423,367	19,810	—	19,810
Stock based compensation	—	—	281,554	1,356	—	1,356
Excess tax benefit from stock plans(c)	—	—	—	—	67	67
Net loss	—	—	—	—	(12,729)	(12,729)
Balance, December 31, 2017	445,063	$3,138	53,619,898	$307,053	$(196,021)	$114,170

(a)	Refer to Note 12 regarding the public offering issued during July 2017.
(b)	Refer to Note 3 regarding the business acquisition executed during November 2017.
(c)	Refer to Note 2 regarding the adoption of ASU 2016-09.

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	December 31,
($ in thousands)	2017	2016
OPERATING ACTIVITIES:
Net loss	$(12,729)	$(2,231)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash stock based compensation	1,356	445
Gain on disposal of property and equipment	(83)	(31)
Non-cash interest and amortization of debt discount	86	26
Bad debt expense	291	450
Depreciation and amortization	3,476	2,564
Change in fair value of warrant liabilities	-	1,490
Excess tax benefits	67	-
Deferred income taxes, net	8,537	(115)
Recognition of deferred gain from sale-leaseback transactions	(93)	(430)
Changes in operating assets and liabilities:
Accounts receivable	(5,290)	(2,347)
Finance receivables	7,958	2,119
Inventory	(5,822)	(2,689)
Prepaid expenses and other current assets	(606)	(542)
Accounts payable and accrued expenses	6,950	(3,840)
Income taxes payable	40	(12)
Net cash provided by (used in) operating activities	4,138	(5,143)

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(1,767)	(1,944)
Proceeds from sale of property and equipment, including rentals	157	61
Cash used for Cantaloupe acquisition	(65,181)	-
Net cash used in investing activities	(66,791)	(1,883)

FINANCING ACTIVITIES:
Cash used in retirement of common stock	-	(31)
Proceeds from exercise of common stock warrants	-	6,193
Payment of debt issuance costs	(445)	-
Proceeds from issuance of long-term debt	25,100	-
Proceeds from revolving credit facility	10,000	-
Issuance of common stock in public offering, net	39,888	-
Repayment of capital lease obligations and long-term debt	(9,249)	(374)
Net cash provided by financing activities	65,294	5,788

Net increase (decrease) in cash and cash equivalents	2,641	(1,238)
Cash and cash equivalents at beginning of year	12,745	19,272
Cash and cash equivalents at end of period	$15,386	$18,034

Supplemental disclosures of cash flow information:
Interest paid in cash	$557	$469
Income taxes paid in cash (refund), net	$-	$-
Supplemental disclosures of noncash financing and investing activities:
Equity issued in connection with Cantaloupe Acquisition	$19,810	$-
Equipment and software acquired under capital lease	$227	$272

See accompanying notes.

USA Technologies, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. BUSINESS

USA Technologies, Inc. (the “Company”, “We”, “USAT”, or “Our”) was incorporated in the Commonwealth of Pennsylvania in January 1992. We are a provider of technology-enabled solutions and value-added services that facilitate electronic payment transactions and consumer engagement services primarily within the unattended Point of Sale (“POS”) market. We are a leading provider in the small ticket, beverage and food vending industry and are expanding our solutions and services to other unattended market segments, such as amusement, commercial laundry, kiosk and others. Since our founding, we have designed and marketed systems and solutions that facilitate electronic payment options, as well as telemetry Internet of Things (“IoT”) and machine-to-machine (“M2M”) services, which include the ability to remotely monitor, control, and report on the results of distributed assets containing our electronic payment solutions. Historically, these distributed assets have relied on cash for payment in the form of coins or bills, whereas, our systems allow them to accept cashless payments such as through the use of credit or debit cards or other emerging contactless forms, such as mobile payment.  The connection to the ePort Connect Platform also enables consumer loyalty programs, national rewards programs and digital content, including advertisements and product information to be delivered at the point of sale.

On November 9, 2017, the Company acquired all of the outstanding equity interests of Cantaloupe Systems, Inc. (“Cantaloupe”), pursuant to the Agreement and Plan of Merger (“Merger Agreement”).  Cantaloupe is a premier provider of cloud and mobile solutions for vending, micro markets, and office coffee service.  The acquisition expanded the Company’s existing platform to become an end-to-end enterprise platform integrating Cantaloupe’s Seed Cloud which provides cloud and mobile solutions for dynamic route scheduling, automated pre-kitting, responsive merchandising, inventory management, warehouse and accounting management, as well as cashless vending. The combined companies complete the value chain for customers by providing both top-line revenue generating services as well as bottom line business efficiency services to help operators of unattended retail machines run their business better.  The combination also marries the data-rich Seed system with USAT’s consumer benefits, providing operators with valuable consumer data that results in customized experiences.  In addition to new technology and services, due to Cantaloupe’s existing customer base, the acquisition expands the Company’s footprint into new global markets.

INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements of USA Technologies, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included.  Operating results for the three and six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.  The balance sheet at June 30, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

BASIS OF PRESENTATION

Certain reclassifications of prior year’s data have been made to conform to current year’s presentation.  As disclosed in Note 3, the Company incurred integration and acquisition expenses during the current period and deemed it appropriate to have such costs individually captioned within the statement of operations.  Accordingly, the Company retrospectively reclassified integration and acquisition costs incurred in the corresponding periods from the previous fiscal year to conform to the current period’s presentation.

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

The primary impact of adoption was the recognition of excess tax benefits in the Company's provision for income taxes which is applied prospectively starting July 1, 2017 in accordance with the guidance. Adoption of the new standard resulted in the recognition of $16 thousand of excess tax benefits in the Company's provision for income taxes for the six months ended December 31, 2017. Through June 30, 2017 excess tax benefits were reflected as a reduction of deferred tax assets via reducing actual operating loss carryforwards because such benefits had not reduced income taxes payable. Under the new standard the treatment of excess tax benefits changed and the cumulative excess tax benefits as of June 30, 2017 amounting to $67 thousand were credited to accumulated deficit.

The adoption of ASU No. 2016-09 did not impact our statement of cash flows for the three and six months ended December 31, 2016.

Accounting pronouncements to be adopted.

The Company is evaluating whether the effects of the following recent accounting pronouncements or any other recently issued, but not yet effective accounting standards, will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606) (“the New Standard”).” This ASU was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year. The new guidance provides a single model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The new standard also requires expanded qualitative and quantitative disclosures about the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is now effective for fiscal years, and interim reporting periods within those years, beginning with the year ending June 30, 2019.

The Company’s project plan includes a three-phase approach to implementing this standard update. The Company is currently evaluating the impact of the potential changes identified by its initial phase one assessment work which included internal surveys of the business, holding revenue recognition workshops with sales and business unit finance leadership, and reviewing a representative sample of revenue arrangements across the business to initially identify a set of applicable qualitative revenue recognition changes related to the new standard update. During the quarter, the Company completed an acquisition of Cantaloupe and has commenced the phase one assessment of the recently acquired business.

The objectives for the second phase of the project will be to establish and document key accounting policies and assess disclosures, business process and control impacts resulting from the New Standard. New policies and procedures identified during phase two will be applied to both historical Company revenue streams and those of the recently acquired business to ensure compliance with the New Standard. Lastly, the objectives of phase three will comprise effectively implementing the new standard update and embedding the new accounting treatment into the Company’s business processes and controls to support the financial reporting requirements. Phase three is expected to be completed in the fourth quarter of fiscal year 2018.

The Company is still evaluating the impact that the New Standard will have on the Company’s consolidated financial statements and will be unable to quantify its impact until the third phase of the project has been completed. The standard is expected to impact the Company’s revenue recognition processes, primarily in the areas of the allocation of contract revenues. An entity can elect to apply the guidance under one of the following two methods: (i) retrospectively to each prior reporting period presented – referred to as the full retrospective method; or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings – referred to as the modified retrospective method. The method of adoption has not yet been determined and is not expected to be finalized until the second phase of the project plan has been completed.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting.”  The standard provides guidance about which changes to the terms or conditions of a share-based payment award require modification accounting, which may result in a different fair value for the award.  This ASU is effective for annual periods and interim periods beginning after December 15, 2017, with early adoption permissible.  The guidance is required to be applied prospectively to awards modified on or after the effective date. Historically, modifications to our share-based payment awards have been  limited.  As such, we do not expect the application of this standard to have a material effect on our results of operations or financial position.

3. ACQUISITION OF CANTALOUPE SYSTEMS, INC.

On November 9, 2017, the Company acquired all of the outstanding equity interests of Cantaloupe pursuant to the Merger Agreement, for approximately $85.0 million in aggregate consideration, net of cash acquired. Cantaloupe is a premier provider of cloud and mobile solutions for vending, micro markets, and office coffee service.

The acquisition expanded the Company’s existing platform to become an end-to-end enterprise platform integrating Cantaloupe’s Seed Cloud which provides cloud and mobile solutions for dynamic route scheduling, automated pre-kitting, responsive merchandising, inventory management, warehouse and accounting management, as well as cashless vending. In addition to new technology and services, due to Cantaloupe’s existing customer base, the acquisition expands the Company’s footprint into new global markets.

The preliminary fair value of the purchase price consideration consisted of the following:

($ in thousands)
Cash consideration, net of cash acquired (1)	$(65,181)
USAT shares issued as stock consideration (2)	(19,810)
Total consideration	$(84,991)

(1)	The Cash Consideration is subject to certain post-closing adjustments, including with respect to the Company’s net working capital, as set forth in the Merger Agreement.
(2)

Represents the stock consideration amount pursuant to the terms and conditions of the Merger Agreement equal to the 3,423,367 USAT Shares issued by the Company, multiplied by the fair market value per share of the USAT common stock, as determined by the Merger Agreement. Pursuant to an Escrow Agreement, 1,496,707 of the USAT Shares, with a value of $8.7 million as determined under the Merger Agreement, were not delivered to the former stockholders or warrant holders of Cantaloupe but are to be held in escrow for a minimum of fifteen months following the acquisition as partial security for certain indemnification obligations of the former stockholders and warrant holders of Cantaloupe under the Merger Agreement.

The Company financed a portion of the purchase price with proceeds from a $25.0 million term loan (“Term Loan”) and $10.0 million of borrowings under a line of credit (“Revolving Credit Facility”), provided by JPMorgan Chase Bank, N.A., for an aggregate principal amount of $35.0 million.  Refer to Note 9 for additional details.

The acquisition of Cantaloupe was accounted for as a business combination using the acquisition method. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at the date of acquisition at their respective fair values using assumptions that are subject to change. The Company has not finalized its valuation of certain assets and liabilities recorded in connection with this transaction. Thus, the estimated measurements recorded to date are subject to change and any changes will be recorded as adjustments to the fair value of those assets and liabilities and residual amounts will be allocated to goodwill. The final valuation adjustments may also require adjustment to the consolidated statements of operations and cash flows. The final determination of these fair values will be completed as soon as possible but no later than one year from the acquisition date.

The following table summarizes the fair value of total consideration transferred to the holders of all of the outstanding equity interests of Cantaloupe at the acquisition date of November 9, 2017:

Cantaloupe
($ in thousands)	Systems, Inc.
Accounts receivable	$3,232
Finance receivables, current portion	1,640
Inventory	782
Prepaid expense and other current assets	682
Finance receivables, less current portion	3,483
Other assets	50
Property and equipment	1,573
Intangibles	30,800
Goodwill	52,957
Total assets acquired	95,199
Accounts payable	(1,591)
Accrued expenses	(1,832)
Deferred revenue	(626)
Capital lease obligations and current obligations under long-term debt	(666)
Capital lease obligations and long-term debt, less current portion	(1,134)
Deferred income tax liabilities	(4,359)
Total net assets acquired	$84,991

Amounts allocated to intangible assets included $18.9 million related to customer relationships, $10.3 million related to developed technology, and $1.6 million related to trade names. The fair value of the acquired customer relationships was determined using the excess earnings method. The fair value of both the acquired developed technology and the acquired trade names was determined using the relief from royalty method. The estimated useful life of the acquired intangible assets ranged from 6 to 18 years, with a weighted average estimated useful life of 13 years. The related amortization will be recorded on a straight-line basis.

Goodwill of $53.0 million arising from the acquisition includes the expected synergies between Cantaloupe and the Company, the value of the employee workforce, and intangible assets that do not qualify for separate recognition at the time of acquisition. The goodwill, which is not deductible for income tax purposes, was assigned to the Company’s only reporting unit.

The amount of Cantaloupe revenues included in the Company’s Consolidated Statements of Operations for both the three and six months ended December 31, 2017 is $4.7 million. The amount of Cantaloupe earnings included in the Company’s Consolidated Statements of Operations for both the three and six months ended December 31, 2017 is $1.8 million, which was primarily driven by an income tax benefit of $1.7 million.

As a result of the acquisition of Cantaloupe, the Company incurred the following integration and acquisition costs and other one-time charges related to the acquisition in the three and six months ended December 31, 2017:

	Three months ended	Six months ended
($ in thousands)	December 31, 2017	December 31, 2017
Cost of equipment
Acquired inventory fair market value step-up	$23	$23
Operating expenses
Integration and acquisition costs	3,335	4,097
Interest expense
Write-off of deferred financing costs	55	55
Total integration and acquisition-related costs	$3,413	$4,175

Supplemental disclosure of pro forma information

The following supplemental unaudited pro forma information presents the combined results of USAT and Cantaloupe as if the acquisition of Cantaloupe occurred on July 1, 2016.  This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on July 1, 2016, nor are they indicative of any future results.

The pro forma results include adjustments for the preliminary purchase accounting impact of the Cantaloupe acquisition (including, but not limited to, amortization associated with the acquired intangible assets, and the interest expense and amortization of deferred financing fees associated with the Term Loan and Revolving Credit Facility that were used to finance a portion of the purchase price, along with the related tax impacts) and the alignment of accounting policies. Other material non-recurring adjustments are reflected in the pro forma and described below:

	Three months ended December 31,		Six months ended December 31,
(In thousands, except per share data)	2017	2016	2017	2016
Revenues	$34,772	$27,521	$67,642	$54,704
Net loss attributable to USAT	(10,632)	(428)	(10,552)	(5,458)
Net loss attributable to USAT common shares	$(10,632)	$(428)	$(10,886)	$(5,792)
Net loss per share - basic and diluted	(0.20)	(0.01)	(0.20)	(0.11)
Weighted average number of common shares outstanding - basic and diluted	53,619,921	53,315,633	53,584,368	52,369,824

The supplemental unaudited pro forma earnings for the three and six months ended December 31, 2017 were adjusted to exclude $3.3 million and $4.1 million of integration and acquisition costs, respectively.

The supplemental unaudited pro forma earnings for the six months ended December 31, 2016 were adjusted to include $4.1 million of integration and acquisition costs.

4. FINANCE RECEIVABLES

Finance receivables consist of the following:

	December 31,	June 30,
($ in thousands)	2017	2017
Total finance receivables	$16,732	$19,617
Less current portion	5,517	11,010
Non-current portion of finance receivables	$11,215	$8,607

The Company accounts for their finance receivables using delinquency and nonaccrual data as key performance indicators.  The Company classified $407 thousand and $102 thousand as outstanding and nonperforming as of December 31, 2017 and June 30, 2017, respectively.  The Company expects to collect on their outstanding finance receivables, less any portion currently reserved, without the contracting of third parties.  At December 31, 2017 and June 30, 2017, credit quality indicators consisted of the following:

	December 31,	June 30,
($ in thousands)	2017	2017
Performing	$16,325	$19,515
Nonperforming	407	102
Total	$16,732	$19,617

Age Analysis of Past Due Finance Receivables

As of December 31, 2017

	30 and Under	31 – 60	61 – 90	Greater than	Total		Total
	Days Past	Days Past	Days Past	90 Days Past	Non-		Finance
($ in thousands)	Due	Due	Due	Due	Performing	Performing	Receivables
QuickStart Leases	$40	$85	$162	$120	$407	$16,325	$16,732

Age Analysis of Past Due Finance Receivables

As of June 30, 2017

	30 and Under	31 – 60	61 – 90	Greater than	Total		Total
	Days Past	Days Past	Days Past	90 Days Past	Non-		Finance
($ in thousands)	Due	Due	Due	Due	Performing	Performing	Receivables
QuickStart Leases	$29	$3	$35	$35	$102	$19,515	$19,617

5. INVENTORY

Inventory, net of reserves, was $11.2 million and $4.6 million as of December 31, 2017 and June 30, 2017, respectively.  Inventory consists of finished goods. The Company's inventories are valued at the lower of cost or net realizable value.

The Company establishes allowances for obsolescence of inventory based upon quality considerations and assumptions about future demand and market conditions.

The fair value of Cantaloupe inventories acquired included a fair market value step-up of $23 thousand.  In the three and six months ended December 31, 2017, the Company recognized the $23 thousand fair market value step-up as a component of cost of equipment, as the inventory acquired was sold to the Company’s customers.

6. EARNINGS PER SHARE

The calculation of basic earnings per share (“EPS”) and diluted EPS are presented below:

	Three months ended December 31,
	2017				2016
	Net Loss	Shares		Per-Share	Net Income	Shares	Per-Share
	(Numerator)	(Denominator)		Amount	(Numerator)	(Denominator)	Amount
Net (loss) income from continuing operations	$(12,516)				$233
Less: Preferred stock dividends	-				-

Basic EPS
Net (loss) income available to common shareholders	(12,516)	52,150,106		$(0.24)	233	40,308,934	$0.01

Effect of Dilutive Securities
Incremental shares	-	-	(a)		-	421,778

Diluted EPS
Net (loss) income available to common shareholders plus assumed conversions	$(12,516)	52,150,106		$(0.24)	$233	40,730,712	$0.01

	Six months ended December 31,
	2017				2016
	Net Loss	Shares		Per-Share	Net Loss	Shares		Per-Share
	(Numerator)	(Denominator)		Amount	(Numerator)	(Denominator)		Amount
Net loss from continuing operations	$(12,729)				$(2,231)
Less: Preferred stock dividends	(334)				(334)

Basic EPS
Net loss available to common shareholders	(13,063)	49,861,735		$(0.26)	(2,565)	39,398,469		$(0.07)

Effect of Dilutive Securities
Incremental shares	-	-	(a)		-	-	(a)

Diluted EPS
Net loss available to common shareholders plus assumed conversions	$(13,063)	49,861,735		$(0.26)	$(2,565)	39,398,469		$(0.07)

a)	645,417, 581,621, and 851,407 shares were excluded for the three and six months ended December 31, 2017 and six months ended December 31, 2016, respectively, as the effects would be anti-dilutive.

The changes in the average number of shares that were anti-dilutive in the three and six months ended December 31, 2017 compared to the same period last year, were due to warrants exercised in connection with our common stock during September 2016.

7. GOODWILL AND INTANGIBLES

Intangible asset balances and goodwill consisted of the following:

	As of December 31, 2017
		Accumulated		Amortization
($ in thousands)	Gross	Amortization	Net	Period
Intangible assets:
Non-compete agreements	2	(2)	—	2 years
Brand and tradenames	1,695	(96)	1,599	3 - 7 years
Developed technology	10,939	(499)	10,440	5 - 6 years
Customer relationships	19,049	(178)	18,871	10 - 18 years
Total intangible assets	$31,685	$(775)	$30,910

Goodwill	64,449	—	64,449	Indefinite

Total intangible assets & goodwill	$96,134	(775)	$95,359

	As of June 30, 2017
		Accumulated		Amortization
($ in thousands)	Gross	Amortization	Net	Period
Intangible assets:
Non-compete agreements	2	(2)	—	2 years
Brand	95	(48)	47	3 years
Developed technology	639	(191)	448	5 years
Customer relationships	149	(22)	127	10 years
Total intangible assets	$885	$(263)	$622

Goodwill	11,492	—	11,492	Indefinite

Total intangible assets & goodwill	$12,377	(263)	$12,114

For the three and six months ended December 31, 2017, there was $472 thousand and $516 thousand in amortization expense related to intangible assets, respectively, as compared to the three and six months ended December 31, 2016, for which there was $43 thousand and $87 thousand in amortization expense related to intangible assets, respectively.

8.  LINE OF CREDIT

During the fiscal year ended June 30, 2016, the Company entered into a Loan and Security Agreement and other ancillary documents (as amended, the “Heritage Loan Documents”) with Heritage Bank of Commerce (“Heritage Bank”), providing for a secured asset-based revolving line of credit in an amount of up to $12.0 million (the “Heritage Line of Credit”) at an interest rate calculated based on the Federal Reserves’ Prime plus 2.25%. The Heritage Line of Credit and the Company’s obligations under the Heritage Loan Documents were secured by substantially all of the Company’s assets, including its intellectual property.

During March 2017, the Company entered into the third amendment with Heritage Bank that extended the maturity date of the Heritage Line of Credit from March 29, 2017 to September 30, 2018.

On November 9, 2017, the Company paid all amounts due in respect of principal, interest, and fees, and satisfied all of its obligations under the Loan and Security Agreement dated as of March 29, 2016, as amended, and ancillary agreements by and between the Company and Heritage Bank of Commerce.  The Company recorded a charge of $55 thousand to write-off any remaining deferred financing costs related to the Heritage Line of Credit to interest expense for the three and six months ended December 31, 2017.  Pursuant to such payment, all commitments of Heritage Bank of Commerce were terminated, and the Heritage Loan and Security Agreement was terminated.  As such, there was no outstanding balance on the Heritage Line of Credit at December 31, 2017.

9. DEBT

Revolving Credit Facility and Term Loan

On November 9, 2017, in connection with the acquisition of Cantaloupe, the Company entered into a five year credit agreement among the Company, as the borrower, its subsidiaries, as guarantors, and JPMorgan Chase Bank, N.A., as the lender and administrative agent for the lender (the “Lender”), pursuant to which the Lender (i) made a $25 million Term Loan to the Company and (ii) provided the Company with the Revolving Credit Facility under which the Company may borrow revolving credit loans in an aggregate principal amount not to exceed $12.5 million at any time.

The proceeds of the Term Loan and borrowings under the Revolving Credit Facility, in an aggregate principal amount equal to $35.0 million, were used by the Company to finance a portion of the purchase price for the acquisition of Cantaloupe ($27.8 million) and repay existing indebtedness to Heritage Bank of Commerce ($7.2 million).  Future borrowings under the Revolving Credit Facility may be used by the Company for working capital and general corporate purposes of the Company and its subsidiaries.  The principal amount of the Term Loan is payable quarterly beginning on December 31, 2017, and the Term Loan, all advances under the Revolving Credit Facility, and all other obligations must be paid in full at maturity, on November 9, 2022.

Loans under the five year credit agreement bear interest, at the Company's option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Company's Total Leverage Ratio as of the last day of each fiscal quarter. The applicable interest rate on the loans for the three and six months ended December 31, 2017 is LIBOR plus 4%.  The Term Loan and Revolving Credit Facility contain customary representations and warranties and affirmative and negative covenants and require the Company to maintain a minimum quarterly Total Leverage Ratio and Fixed Charge Coverage Ratio.

As of December 31, 2017, the outstanding balances for the Revolving Credit Facility and the Term Loan were $10.0 million and $24.6 million, respectively.

Other Long-Term Borrowings

The Company periodically enters into capital lease obligations to finance network servers, computers, office furniture and equipment related support for use in its daily operations. During the six months ended December 31, 2017, the Company entered into capital lease obligations totaling $227 thousand, comprised of monthly installments of $7 thousand due within three years.  The value of the acquired equipment is included in property and equipment and depreciated accordingly.

In connection with the acquisition of Cantaloupe, the Company assumed debt of $1.8 million.  At December 31, 2017, the debt is comprised of $550 thousand of promissory notes bearing an interest rate of a 5% and maturing on April 5, 2020 with principal and interest payments due monthly, $830 thousand of promissory notes bearing an interest rate of 10% and maturing on September 30, 2021 with principal and interest payments due quarterly, and $356 thousand of promissory notes bearing an interest rate of 12% and maturing on December 15, 2019 with principal and interest payments due quarterly.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2017, the Company held no level 1, level 2, or level 3 financial instruments.

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

11. INCOME TAXES

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was signed into law. Substantially all of the provisions of the Act are effective for taxable years beginning after December 31, 2017. The Act includes significant changes to the Internal Revenue Code of 1986 (as amended, the “Code”), including amendments which significantly change the taxation of individuals, and business entities. The Act contains numerous provisions impacting the Company, the most significant of which reduces the Federal corporate statutory tax rate from 34% to 21%.

The staff of the US Securities and Exchange Commission (“SEC”) has recognized the complexity of reflecting the impacts of the Act, and on December 22, 2017 issued guidance in Staff Accounting Bulletin 118 (“SAB 118”), which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one year period in which to complete the required analyses and accounting (the measurement period). SAB 118 describes three scenarios (or “buckets”) associated with a company’s status of accounting for income tax reform: (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply ASC 740, based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted.

The various provisions under the Act deemed most relevant to the Company have been considered in preparation of its financial statements as of December 31, 2017. To the extent that clarifications or interpretations materialize in the future that would impact upon the effects of the Act incorporated into the December 31, 2017 financial statements, those effects will be reflected in the future as or if they materialize.

For the three and six months ended December 31, 2017, the Company recorded income tax provisions of $9,073 thousand and $8,605 thousand, respectively, (substantially all deferred income taxes) which include a charge of $6,592 thousand related to the Act. These provisions are based upon income (loss) before income taxes using an estimated negative annual effective income tax rate of 49.20%,  which is primarily driven by the impact of permanent differences.  The tax rate reduction related to the Act was treated as a discrete item in the tax provisions for the three and six months ended December 31, 2017.

The accounting for deferred income taxes in the acquisition of Cantaloupe did not consider the potential effects of IRS Code Section 382 relating to the limitation on use of operating loss carryforwards created by Cantaloupe for its changes in ownership because the analysis required for such determination has not yet been completed. If upon completion of such analysis there are limitations on the use of operating loss carryforwards created by Cantaloupe totaling approximately $13,271 thousand, the potential effect would be to record a valuation allowance in the opening balance sheet, as well as a tax benefit to reverse the provision recorded during the three months ended December 31, 2017 related to the rate reduction of the deferred tax assets acquired.

For the three and six months ended December 31, 2016, income tax benefits of $0 and $115 thousand, respectively, (substantially all deferred income taxes) were recorded. The benefits are based upon income (loss) before income taxes using an estimated annual effective income tax rate of 30% for the fiscal year ended June 30, 2017. However, such benefits actually calculated have been limited to $115 thousand pending the materialization of additional income before income taxes resulting in an increase of $30 thousand in valuation allowances for the calculated additional benefits. The benefits for the six months ended December 31, 2016 were reduced by a provision for the tax effect of the change in the fair value of warrant liabilities which was treated discretely. All of those warrants were exercised as of September 30, 2016.

12. EQUITY

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

On November 6, 2017, the Company entered into a Merger Agreement with Cantaloupe for cash and 3,423,367 shares of the company’s stock valued at $19.8 million. Refer to Footnote 3 for details on the Merger Agreement.

WARRANTS

During the three and six months ended December 31, 2017, no warrants were exercised as compared to the three and six months ended December 31, 2016 where 2.4 million warrants were exercised at $2.6058 per share, yielding proceeds of $6.2 million. The following table summarizes warrant activity for the three and six months ended December 31, 2017 and 2016:

	Three months ended		Six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Beginning balance	23,978	68,978	23,978	2,445,653
Issued	—	—	—	—
Exercised	—	(24,733)	—	(2,401,408)
Expired	—	—	—	—
Cancelled	—	(20,267)	—	(20,267)
Ending balance	23,978	23,978	23,978	23,978

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

The fair value of options granted during the six months ended December 31, 2017 and 2016 was determined using the following weighted average assumptions:

	Six months ended
	December 31,
	2017	2016
Expected volatility (percent)	50.21 - 50.89	50.00
Expected life (years)	4.0 - 4.5	4.0
Expected dividends	—	—
Risk-free interest rate (percent)	1.64 - 1.72	1.06
Number of options granted	179,047	20,080
Weighted average exercise price	$5.66	$4.98
Weighted average grant date fair value	$2.42	$1.98

Stock based compensation related to all stock options for the six months ended December 31, 2017 and 2016 was $276 thousand and $95 thousand, respectively.

COMMON STOCK

On July 1, 2017, $90 thousand of stock grants were awarded to each non-employee Director based on the closing price of the Company’s Common Stock on June 8, 2017 (the date for which the stock grants were initially approved), for a total of 98,184 shares. The shares vest ratably on a monthly basis over the two year period following July 1, 2017.  The total expense recognized for these grants for the six months ending December 31, 2017 was $315 thousand.

During the six months ended December 31, 2017, the Company awarded an aggregate of 177,363 shares to its Chief Executive Officer, Chief Financial Officer and Chief Services Officer under its fiscal year 2017 long term stock incentive plan and an aggregate of 6,007 shares to two non-employee Directors in satisfaction of board fees.

LONG TERM INCENTIVE PLANS

The Board approved the Fiscal Year 2018 Long-Term Stock Incentive Plan (the “2018 LTI Stock Plan”) which provides that executive officers would be awarded shares of common stock of the Company in the event that certain metrics relating to the Company’s 2018 fiscal year would result in specified ranges of year-over-year percentage growth.  The metrics are total number of connections as of June 30, 2018 as compared to total number of connections as of June 30, 2017 (40% weighting) and adjusted EBITDA earned during the 2018 fiscal year as compared to the adjusted EBITDA earned during the 2017 fiscal year (60% weighting).  If none of the minimum threshold year-over-year percentage target goals are achieved, the executive officers would not be awarded any shares.  If all of the year-over-year percentage target goals are achieved, the executive officers would be awarded shares having the following value: Chief Executive Officer - $840,000  (160% of base salary), Chief Financial Officer -  $300,000  (100% of base salary), Chief Services Officer - $275,000  (100% of base salary), and Chief Product Officer - $280,000  (100% of base salary and subject to pro ration).  If all of the maximum distinguished year over year percentage target goals are achieved, the executive officers would be awarded shares having the following value: Chief Executive Officer -  $1,260,000  (240% of base salary), Chief Financial Officer - $450,000  (150% of base salary), Chief Services Officer -  $412,500  (150% of base salary), and Chief Product Officer - $420,000  (150% of base salary and subject to pro ration).  Assuming the minimum threshold year-over-year percentage target goal would be achieved for a particular metric, the number of shares to be awarded for that metric would be determined on a pro rata basis, provided that the award would not exceed the maximum distinguished award for that metric.  The shares awarded under the 2018 LTI Stock Plan would vest as follows: one-third at the time of issuance; one-third on June 30, 2019; and one-third on June 30, 2020.

The Company had long-term stock incentive plans (“LTI”) in prior fiscal years for its then executive officers. Stock based compensation related to the LTI plans was as follows in the three and six months ended December 31, 2017 and 2016:

	Three months ended		Six months ended
	December 31,		December 31,
($ in thousands, except per share data)	2017	2016	2017	2016
FY18 LTI Plan	$273	$—	$489	$—
FY17 LTI Plan	64	85	128	155
FY16 LTI Plan	9	23	19	50
FY15 LTI Plan	—	3	—	3
Total	$346	$111	$636	$208

13. COMMITMENTS AND CONTINGENCIES

During the current fiscal year, the Company expanded the leased space for its headquarters in Malvern, Pennsylvania to a total of 23,138 square feet. The company’s monthly base rent now is approximately $47 thousand with a lease expiration date of November 30, 2023.

Through the Cantaloupe acquisition, the Company absorbed a noncancelable operating lease pertaining to Cantaloupe’s headquarters based in San Francisco, California.  The leased premise consists of approximately 8,400 square feet and calls for rental payments of approximately $46 thousand due each month through its January 31, 2020 expiration date.

From time to time, the Company is involved in various legal proceedings arising during the normal course of business.  In the opinion of the Company’s management, these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred through the date of the filing of this Form 10-Q.  No significant events occurred subsequent to the balance sheet date and prior to the filing date of this Form 10-Q that would have a material impact on the Consolidated Financial Statements.

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

OVERVIEW OF THE COMPANY

USA Technologies, Inc. was incorporated in the Commonwealth of Pennsylvania in January 1992. We are a provider of technology-enabled solutions and value-added services that facilitate electronic payment transactions and consumer engagement services primarily within the unattended Point of Sale (“POS”) market. We are a leading provider in the small ticket, beverage and food vending industry and are expanding our solutions and services to other unattended market segments, such as amusement, commercial laundry, kiosk and others. Since our founding, we have designed and marketed systems and solutions that facilitate electronic payment options, as well as telemetry Internet of Things (“IoT”) and machine-to-machine (“M2M”) services, which include the ability to remotely monitor, control, and report on the results of distributed assets containing our electronic payment solutions. Historically, these distributed assets have relied on cash for payment in the form of coins or bills, whereas, our systems allow them to accept cashless payments such as through the use of credit or debit cards or other emerging contactless forms, such as mobile payment.

The recent acquisition of Cantaloupe expanded the Company’s existing platform to become an end-to-end enterprise platform integrating Cantaloupe’s Seed Cloud which provides cloud and mobile solutions for dynamic route scheduling, automated pre-kitting, responsive merchandising, inventory management, warehouse and accounting management, as well as cashless vending. The combined companies complete the value chain for customers by providing both top-line revenue generating services as well as bottom line business efficiency services to help operators of unattended retail machines run their business better.  The combination also marries the data-rich Seed system with USAT’s consumer benefits, providing operators with valuable consumer data that results in customized experiences.  In addition to new technology and services, due to Cantaloupe’s existing customer base, the acquisition expands the Company’s footprint into new global markets.

The Company generates revenue in multiple ways. During the three and six months ended December 31, 2017, we derived 70.3% and 73.6% of our revenues from recurring license and transaction fees related to our ePort Connect service or Seed Cloud solution and 29.7% and 26.4% of our revenue from equipment sales, respectively.  Connections to our service stem from the sale or lease of our POS electronic payment devices or certified payment software or the servicing of similar third-party installed POS terminals. Connections to the ePort Connect service or Seed Cloud solution are the most significant driver of the Company’s revenues, particularly the recurring revenues from license and transaction fees.  Customers can obtain POS electronic payment devices from us in the following ways:

•	Purchasing devices directly from the Company or one of its authorized resellers;

•

Financing devices under the Company’s QuickStart Program, which are non-cancellable sixty month sales-type leases, through an unrelated equipment financing company, if available, or directly from the Company; and

•	Renting devices under the Company’s JumpStart Program or Cantaloupe’s rental program, which are cancellable month-to-month operating leases.

As of December 31, 2017, highlights of the Company include:

•	Over 150 employees, primarily located in our corporate headquarters in Malvern, Pennsylvania and a newly acquired Cantaloupe office location in San Francisco, California.

•	Over 15,000 customers and 900,000 connections to our services, including approximately 1,400 customers and 270,000 connections related to the acquisition of Cantaloupe;

•	Three direct sales teams at the national, regional, and local customer-level and a growing number of OEMs and national distribution partners;

•	85 United States and foreign patents are in force;

•	The Company’s fiscal year ends June 30th; and

•	The Company has traded on the NASDAQ under the symbol “USAT” since 2007.

The Company has net deferred tax assets of approximately $14.8 million predominantly resulting from a series of operating loss carry forwards that may be available to offset future taxable income.

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

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent that, based on available evidence, it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest or penalties related to uncertain tax positions were accrued or incurred during the three and six months ended December 31, 2017 and 2016.

Recent Accounting Pronouncements

See Note 2 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

TRENDING QUARTERLY FINANCIAL DATA

The following tables show certain financial and non-financial data that management believes give readers insight into certain trends and relationships about the Company’s financial performance.

Five Quarter Select Key Performance Indicators including Connections

	As of and for the three months ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2017	2017	2017	2017	2016
Connections:
Gross new connections	317,000	28,000	70,000	40,000	25,000
% from existing customer base	44%	82%	93%	88%	80%
Net new connections (a)	311,000	26,000	64,000	35,000	21,000
Total connections	905,000	594,000	568,000	504,000	469,000

Customers:
New customers added (a)	1,800	550	300	500	500
Total customers	15,050	13,250	12,700	12,400	11,900

Volumes:
Total number of transactions (millions)	144.8	121.1	114.8	104.9	100.1
Total volume (millions)	$272.7	$239.2	$225.6	$202.5	$191.5

Financing structure of connections:
JumpStart	0.4%	4.1%	3.3%	8.6%	6.8%
QuickStart & all others (b)	99.6%	95.9%	96.7%	91.4%	93.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

a)	Activity for the three months ended December 31, 2017 includes net new connections and new customers related to the acquisition of Cantaloupe of approximately 270,000 and 1,400, respectively.
b)	Includes credit sales with standard trade receivable terms.

Highlights of USAT’s connections for the quarter ended December 31,  2017 include:

•	270,000 net new connections related to the acquisition of Cantaloupe;
•	41,000 additional net new connections during the quarter; and
•	905,000 total connections to our service compared to the same quarter last year of approximately 469,000 total connections to our service, an increase of 436,000 connections, or 93%.

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Revenue and Gross Profit

	For the three months ended December 31,		Percent
($ in thousands)	2017	2016	Change
Revenues:
License and transaction fees	$22,853	$16,639	37.3%
Equipment sales	9,653	5,117	88.6%
Total revenues	32,506	21,756	49.4%

Costs of sales:
Cost of services	14,362	11,389	26.1%
Cost of equipment	8,943	4,033	121.7%
Total costs of sales	23,305	15,422	51.1%

Gross profit:
License and transaction fees	8,491	5,250	61.7%
Equipment sales	710	1,084	(34.5%)
Total gross profit	$9,201	$6,334	45.3%

Revenue.  Total revenue increased $10.7 million for the three months ended December 31, 2017 compared to the same period in 2016.  The growth in total revenue resulted from a $6.2 million increase in license and transaction fee revenue for the quarter ended December 31, 2017 compared to the same period in 2016, and a $4.5 million increase in equipment revenue for three months ended December 31, 2017 compared to the same period last year, both driven by an increase in connections and the Cantaloupe acquisition.

Cost of sales. Cost of sales increased by $7.9 million for the three months ended December 31, 2017 compared to the same period last year.  The increase was driven by a $3.0 million increase in cost of services and a $4.9 million increase in cost of equipment sales, both driven by an increase in connections and the Cantaloupe acquisition.

Gross margin.  The overall gross margin decreased 0.8% from 29.1% for the three months ended December 31, 2016 to 28.3% for the three months ended December 31, 2017.  The decrease in the equipment margin, from 21.2% for the three months ended December 31, 2016 to 7.4% for the three months ended December 31, 2017, reflected our strategy of using equipment sales as an enabler for driving long-term, higher margin license and transaction fees.  This decrease was partially offset by an increase in the license fee and transaction margin from 31.6% for the three months ended December 31, 2016 to 37.2% for the three months ended December 31, 2017, which was driven by the impact of the Cantaloupe acquisition.

Operational Expenses

	For the three months ended December 31,		Percent
Category ($ in thousands)	2017	2016	Change
Selling, general and administrative expenses	$8,329	$5,785	44.0%
Integration and acquisition costs	3,335	8	41,587.5%
Depreciation and amortization	737	307	140.1%
Total operating expenses	$12,401	$6,100	103.3%

Selling, general and administrative expenses.  Selling,  general and administrative expenses increased approximately $2.5 million for the three months ended December 31, 2017, as compared to the same period in 2016.  This change was primarily driven by an increase in selling, general and administrative costs incurred related to Cantaloupe as well as an increase in sales and marketing related consulting expenses as we continue to increase our market share in the cashless-transaction vending industry.

Integration and acquisition costs. Integration and acquisition costs increased $3.3 million for the three months ended December 31, 2017 as compared to the same period in 2016, due to the costs incurred in connection with the acquisition of Cantaloupe, partially offset by $8 thousand of acquisition costs incurred in the second quarter of fiscal year 2017 pertaining to the acquisition of VendScreen, Inc. (“VendScreen”).

Depreciation and amortization.  Depreciation and amortization expenses increased approximately $0.4 million for the three months ended December 31, 2017 primarily due to the amortization of intangible assets recognized in connection with the Cantaloupe acquisition.

Other Expense, net

	For the three months ended December 31,		Percent
($ in thousands)	2017	2016	Change
Other income (expense):
Interest income	$251	$200	25.5%
Interest expense	(494)	(201)	145.8%
Total other expense, net	$(243)	$(1)	24200.0%

Other expense, net.  Other expense, net increased $242 thousand for the three months ended December 31, 2017 compared to the same period in 2016.  The increase was primarily driven by the interest incurred in connection with the Term Loan and Revolving Credit Facility utilized to fund a portion of the acquisition of Cantaloupe.

Income Taxes

	For the three months ended December 31,		Percent
($ in thousands)	2017	2016	Change
Provision for income taxes	$(9,073)	$-	100%

Income taxes.  For the three months ended December 31,  2017, an income tax provision of 9,073 thousand (substantially all deferred income taxes) was recorded which includes a charge of $6,592 thousand related to the recent enactment of the U.S. Tax Cuts and Jobs Act.  The tax provision is based upon income (loss) before income taxes using an estimated negative annual effective income tax rate of 49.20%, which is primarily driven by the impact of permanent differences.  The tax rate reduction related to tax reform was treated as a discrete item in the tax provision for the three months ended December 31, 2017.

For the three months ended December 31, 2016, no adjustment for the income tax benefit (provision) (substantially all deferred income taxes) was recorded based upon loss before benefit for income taxes using an estimated annual effective income tax rate of 30.0% for the fiscal year ended June 30, 2017 net of a provision for the tax effect of the change in the fair value of warrant liabilities which was treated discretely.

Reconciliation of Net (Loss) Income to Adjusted EBITDA:

	For the three months ended December 31,
($ in thousands)	2017	2016
Net (loss) income	$(12,516)	$233
Less interest income	(251)	(200)
Plus interest expense	494	201
Plus income tax provision	9,073	—
Plus depreciation expense	1,512	1,220
Plus amortization expense	472	43
EBITDA	(1,216)	1,497

Plus stock-based compensation	780	233
Plus integration and acquisition costs and inventory step-up	3,358	8
Adjustments to EBITDA	4,138	241
Adjusted EBITDA	$2,922	$1,738

As used herein, Adjusted EBITDA represents net (loss) income before interest income, interest expense, income tax provision (benefit), depreciation, amortization, stock-based compensation expense, and non-recurring integration and acquisition costs that were incurred in connection with the acquisition of Cantaloupe, including a charge for inventory fair value step-up, in the current fiscal year and the acquisition of the VendScreen business the previous fiscal year.  We have excluded the non-cash expense, stock-based compensation, as it does not reflect the cash-based operations of the Company. We have excluded the integration and acquisition expenses incurred in connection with the Cantaloupe acquisition, including a charge for inventory fair value step-up, during the current fiscal year and the VendScreen transaction from the previous fiscal year in order to allow for a more accurate comparison of the financial results to historical operations, as they pertain to period operational expenses that are not a core function of our business.  Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance. Additionally, the Company utilizes Adjusted EBTIDA as a metric in its executive officer and management incentive compensation plans.

Reconciliation of Operating (Loss) Income to Adjusted Operating Income:

	Three months ended December 31,
($ in thousands)	2017	2016
Operating (loss) income	$(3,200)	$234
Plus integration and acquisition costs and inventory step-up	3,358	8
Plus amortization expense	472	43
Adjusted operating income	$630	$285

As used herein, adjusted operating income represents operating (loss) income before the non-recurring integration and acquisition costs incurred in connection with the acquisition of Cantaloupe, including a charge for inventory fair value step-up, and VendScreen transaction and amortization expenses related to our acquisition-related intangibles.  We have excluded these non-recurring costs and amortization expenses in order to allow for a more accurate comparison of the financial results to historical operations and we believe such a comparison is useful to investors as a measure of comparative operating performance.  This is the first financial period for which we have adjusted for the amortization expenses related to our acquisition-related intangibles, and we intend to make such adjustments for future financial periods.

Reconciliation of Net (Loss) Income to Non-GAAP Net Income:

	Three months ended December 31,
($ in thousands)	2017	2016
Net (loss) income	$(12,516)	$233
Non-GAAP adjustments:
Non-cash portion of income tax provision (benefit)	9,073	—
Amortization expense	472	43
Stock-based compensation	780	233
Litigation related professional fees	—	—
Integration and acquisition-related costs	3,413	8
Non-GAAP net income	$1,222	$517

As used herein, non-GAAP net income represents GAAP net (loss) income excluding costs or benefits relating to any non-cash portions of the Company’s income tax benefit, adjustment for fair value of warrant liabilities,  non-recurring costs and expenses that were incurred in connection with the acquisition and integration of Cantaloupe,  including a charge for inventory fair value step-up and write-off of deferred financing costs, during the current fiscal year and VendScreen during the prior fiscal year, and non-cash expenses for equity awards under our equity incentive plans.  This is the first financial period for which we have adjusted for the non-cash expenses attributable to equity awards, and we intend to make such adjustments for future financial periods.  Management believes that non-GAAP net income is an important measure of USAT’s business. Non-GAAP net income is a non-GAAP financial measure which is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash provided by or (used in) operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net (loss) income as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Management uses the aforementioned non-GAAP measure to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that this non-GAAP financial measure serves as a useful metric for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance. Additionally, the Company utilizes non-GAAP net income as a metric in its executive officer and management incentive compensation plans.

Six Months Ended December 31, 2017 Compared to Six Months Ended December 31, 2016

Revenue and Gross Profit

	For the six months ended December 31,		Percent
($ in thousands)	2017	2016	Change
Revenues:
License and transaction fees	$42,797	$33,004	29.7%
Equipment sales	15,326	10,340	48.2%
Total revenues	58,123	43,344	34.1%

Costs of sales:
Cost of services	27,688	22,632	22.3%
Cost of equipment	14,033	8,211	70.9%
Total costs of sales	41,721	30,843	35.3%

Gross profit:
License and transaction fees	15,109	10,372	45.7%
Equipment sales	1,293	2,129	(39.3%)
Total gross profit	$16,402	$12,501	31.2%

Revenue.  Total revenue increased $14.8 million for the six months ended December 31, 2017 compared to the same period in 2016.  The growth in total revenue resulted from a $9.8 million increase in license and transaction fee revenue for the six months ended December 31, 2017 compared to the same period in 2016, and a $5.0 million increase in equipment revenue for the six months ended December 31, 2017 compared to the same period last year; both driven by an increase in connections and the Cantaloupe acquisition.

Cost of sales. Cost of sales increased $10.9 million for the six months ended December 31, 2017 compared to the same period last year.  The increase was driven by a $5.1 million increase in cost of services and a $5.8 million increase in cost of equipment sales, both arising from an increase in connections and the Cantaloupe acquisition.

Gross margin.  The overall gross margin decreased 0.6% from 28.8% for the six months ended December 31, 2016 to 28.2% for the six months ended December 31, 2017.  The decrease in the equipment margin, from 20.6% for the six months ended December 31, 2016 to 8.4% for the six months ended December 31, 2017 reflected our strategy of using equipment sales as an enabler for driving long-term, higher margin license and transaction fees.  This decrease was partially offset by an increase in the license fee and transaction margin from 31.4% for the six months ended December 31, 2016 to 35.3% for the six months ended December 31, 2017 which was primarily driven by the impact of the Cantaloupe acquisition.

Operational Expenses

	For the six months ended December 31,		Percent
Category ($ in thousands)	2017	2016	Change
Selling, general and administrative expenses	$15,075	$12,593	19.7%
Integration and acquisition costs	4,097	109	3,658.7%
Depreciation and amortization	982	515	90.7%
Total operating expenses	$20,154	$13,217	52.5%

Selling, general and administrative expenses.  Selling,  general and administrative expenses increased approximately $2.5 million for the six months ended December 31, 2017, as compared to the same period in 2016.  This change was primarily driven by an increase in selling, general and administrative costs related to Cantaloupe as well as an increase in sales and marketing related consulting expenses as we continue to increase our market share in the cashless-transaction vending industry.

Integration and acquisition costs. Integration and acquisition costs increased $4.0 million for the six months ended December 31, 2017 as compared to the same period in 2016, due to the $4.1 million incurred in connection with the acquisition of Cantaloupe, partially offset by $0.1 million of acquisition costs incurred in the same period of fiscal year 2017 pertaining to the acquisition of VendScreen.

Depreciation and amortization.  Depreciation and amortization expenses increased approximately $0.5 million for the six months ended December 31, 2017 primarily due to the amortization of intangible assets recognized in connection with the Cantaloupe acquisition.

Other Expense, net

	For the six months ended December 31,		Percent
($ in thousands)	2017	2016	Change
Other income (expense):
Interest income	$331	$273	21.2%
Interest expense	(703)	(413)	70.2%
Change in fair value of warrant liabilities	-	(1,490)	(100.0%)
Total other expense, net	$(372)	$(1,630)	(77.2%)

Other expense, net.  Other expense, net decreased $1.3 million for the six months ended December 31, 2017 compared to the same period in 2016.  The decrease was primarily driven by the change in fair value associated with the exercised warrants recognized during September 2016.

Income Taxes

	For the six months ended December 31,		Percent
($ in thousands)	2017	2016	Change
(Provision) benefit for income taxes	$(8,605)	$115	(7,583)%

Income taxes.  For the six months ended December 31, 2017, an income tax provision of $8,605 thousand (substantially all deferred income taxes) was recorded which includes a charge of $6,592 thousand related to tax reform.  The tax provision is based upon income (loss) before income taxes using an estimated negative annual effective income tax rate of 49.20%, which is primarily driven by the impact of permanent differences.  The tax rate reduction related to tax reform was treated as a discrete item in the tax provision for the six months ended December 31, 2017.

For the six months ended December 31, 2016, an income tax benefit of $115 thousand (substantially all deferred income taxes) was recorded based upon loss before benefit for income taxes using an estimated annual effective income tax rate of 30.0% for the fiscal year ending June 30, 2017 net of a provision for the tax effect of the change in the fair value of warrant liabilities which was treated discretely.

Reconciliation of Net Loss to Adjusted EBITDA:

	For the six months ended December 31,
($ in thousands)	2017	2016
Net loss	$(12,729)	$(2,231)
Less interest income	(331)	(273)
Plus interest expense	703	413
Plus income tax provision (benefit)	8,605	(115)
Plus depreciation expense	2,960	2,477
Plus amortization expense	516	87
EBITDA	(276)	358

Plus loss on fair value of warrant liabilities	—	1,490
Plus stock-based compensation	1,356	445
Plus litigation related professional fees	—	33
Plus integration and acquisition costs and inventory step-up	4,120	109
Adjustments to EBITDA	5,476	2,077
Adjusted EBITDA	$5,200	$2,435

As used herein, Adjusted EBITDA represents net loss before interest income, interest expense, income tax provision (benefit), depreciation, amortization, change in fair value of warrant liabilities, stock-based compensation expense, and non-recurring integration and acquisition-related costs that were incurred in connection with the acquisition of Cantaloupe, including a charge for inventory fair value step-up, in the current fiscal year and the acquisition of the VendScreen business the previous fiscal year. We have excluded the non-operating item, change in fair value of warrant liabilities, because it represents a non-cash gain or charge that is not related to the Company’s operations. We have excluded the non-cash expense, stock-based compensation, as it does not reflect the cash-based operations of the Company. We have excluded the integration and acquisition  expenses incurred in connection with the Cantaloupe acquisition, including a charge for inventory fair value step-up, during the current fiscal year and the VendScreen transaction from the previous fiscal year in order to allow for a more accurate comparison of the financial results to historical operations, as they pertain to period operational expenses that are not a core function of our business.  Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance. Additionally, the Company utilizes Adjusted EBTIDA as a metric in its executive officer and management incentive compensation plans.

Reconciliation of Operating Loss to Adjusted Operating Income (Loss):

	Six months ended December 31,
($ in thousands)	2017	2016
Operating loss	$(3,752)	$(716)
Plus integration and acquisition costs and inventory step-up	4,120	109
Plus amortization expense	516	87
Adjusted operating income (loss)	$884	$(520)

As used herein, adjusted operating loss represents operating loss before the non-recurring integration and acquisition costs and expenses incurred in connection with the acquisition of Cantaloupe, including a charge for inventory fair value step-up, and VendScreen transaction, and the amortization expenses related to our acquisition-related intangibles.  We have excluded these non-recurring costs and expenses in order to allow for a more accurate comparison of the financial results to historical operations and we believe such a comparison is useful to investors as a measure of comparative operating performance.  This is the first financial period for which we have adjusted for the amortization expenses related to our acquisition-related intangibles, and we intend to make such adjustments for future financial periods.

Reconciliation of Net Loss to Non-GAAP Net Income (Loss):

	Six months ended December 31,
($ in thousands)	2017	2016
Net loss	$(12,729)	$(2,231)
Non-GAAP adjustments:
Non-cash portion of income tax benefit	8,605	(115)
Fair value of warrant adjustment	—	1,490
Amortization expense	516	87
Stock-based compensation	1,356	445
Litigation related professional fees	—	33
Integration and acquisition-related costs	4,175	109
Non-GAAP net income (loss)	$1,923	$(182)

As used herein, non-GAAP net income (loss) represents GAAP net income (loss) excluding costs or benefits relating to any non-cash portions of the Company’s income tax benefit, adjustment for fair value of warrant liabilities, professional fees incurred in connection with the class action litigation and the special litigation committee investigation, and non-recurring costs and expenses that were incurred in connection with the acquisition and integration of Cantaloupe,  including a charge for inventory fair value step-up and a write-off of deferred financing costs, during the current fiscal year and VendScreen during the prior fiscal year.  This is the first financial period for which we have adjusted for the non-cash expenses attributable to equity awards under our equity incentive plans, and we intend to make such adjustments for future financial periods.  Management believes that non-GAAP net income (loss) is an important measure of USAT’s business. Non-GAAP net income (loss) is a non-GAAP financial measure which is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash provided by or (used in) operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Management uses the aforementioned non-GAAP measure to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that this non-GAAP financial measure serves as a useful metric for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance. Additionally, the Company utilizes non-GAAP net income (loss) as a metric in its executive officer and management incentive compensation plans.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $4.1 million for the six months ended December 31, 2017 compared to cash of $5.1 million used in the same period in 2016.  The $9.3 million increase in cash provided by operating activities was primarily driven by a cash inflow of $5.8 million from the payment for finance receivables related to a significant order received by us during the fourth quarter of the prior fiscal year as well as a cash inflow of $10.8 million related to the timing of accounts payable and accrued expenses, partially offset by a $2.8 million increase in merchant receivables due to timing differences related to the remittance of credit card receipts, and a $3.1 million increase related to inventory due to purchases made to support the company’s anticipated future growth.

Cash used in investing activities was $66.8 million for the six months ended December 31, 2017 compared to $1.9 million for the same period in 2016.  The $64.9 million increase is primarily related to net cash consideration paid for the acquisition of Cantaloupe.

Cash provided by financing activities was $65.3 million for the six months ended December 31, 2017 compared to $5.8 million for the same period in 2016.  The $59.5 million increase was primarily due to the public offering which closed in July 2017 with net proceeds of $39.9 million as well as an increase of $35.0 million related to the Term Loan and Revolving Credit Facility, partially offset by $6.2 million in proceeds received from the exercise of the warrants during the six months ended September 30, 2016 and an increase in repayments of debt during the six months ended December 31, 2017 of $8.9 million.

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

Since entering into vendor agreements with two third-party finance companies, the majority of QuickStart sales consummated have been with customers entering into agreements directly with the finance companies. Our customers have shifted from acquiring our products via JumpStart, which accounted for 65% of our gross connections in fiscal year 2014, to QuickStart and sales under normal trade receivable terms, which accounted for 89%, 91%, and 93% of our gross connections in fiscal years 2015, 2016, and 2017 respectively.  JumpStart was approximately 1% of our gross new connections for the six months ended December 31, 2017.

The Company is continually seeking to expand its outside financing partners in order to accommodate expected growth.

Sources of Cash

The Company’s net working capital, which is defined as current assets less current liabilities, increased $7.3 million from $5.8 million as of June 30, 2017,  to $13.1 million as of December 31, 2017.  As of December 31, 2017, the Company’s primary sources of cash include:

•	Cash on hand of approximately $15.4 million;

•

$2.5 million available under the Revolving Credit Facility provided we continue to satisfy the various covenants set forth in the loan agreement, including the requirement to meet the minimum quarterly Total Leverage Ratio and Fixed Charge Coverage Ratio;

•	Sales to third party lenders of all or a portion of our $16.7 million of finance receivables which may occur in future quarters; and

•	Anticipated cash which may be provided by operating activities in future quarters.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 6. Exhibits

Exhibit
Number	Description

10.1	Visa Small Ticket Deployment and Incentive Agreement dated as of October 31, 2017 (Portions of this exhibit were redacted pursuant to a confidential treatment request).

10.2

Credit Agreement by and among the Company, its subsidiaries, and JPMorgan Chase Bank, N.A., dated November 9, 2017 (Portions of this exhibit were redacted pursuant to a confidential treatment request).

10.3	Employment, Non-Interference, Non-Solicitation, Non-Competition and Invention Assignment Agreement by and between the Company and Mandeep Arora dated November 9, 2017.

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, filed with the SEC on February 8,  2018, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of December 31, 2017 and June 30, 2017, (2) the Consolidated Statements of Operations for the three-month and six-month periods ended December 31, 2017 and 2016, (3) the Consolidated Statements of Shareholders’ Equity for the six-month period ended December 31, 2017, (4) the Consolidated Statements of Cash Flows for the six-month period ended December 31, 2017 and 2016, and (5) the Notes to Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date: February 9, 2018	/s/ Stephen P. Herbert
Stephen P. Herbert,
Chief Executive Officer

Date: February 9, 2018	/s/ Priyanka Singh
Priyanka Singh
Chief Financial Officer