Form 10-Q
period 2018-03-31
USA TECHNOLOGIES INC
filed 2018-05-10
CIK 896429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 1, 2018 there were 53,670,467 shares of Common Stock, no par value, outstanding.

USA TECHNOLOGIES, INC.

Part I. Financial Information

Item 1. Consolidated Financial Statements

USA Technologies, Inc.

Consolidated Balance Sheets

	March 31,	June 30,
($ in thousands, except shares)	2018	2017
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$17,107	$12,745
Accounts receivable, less allowance of $2,587 and $3,149, respectively	23,166	7,193
Finance receivables, less allowance of $42 and $19, respectively	3,904	11,010
Inventory	11,030	4,586
Prepaid expenses and other current assets	1,869	968
Total current assets	57,076	36,502

Non-current assets:
Finance receivables, less current portion	9,679	8,607
Other assets	1,214	687
Property and equipment, net	12,198	12,111
Deferred income taxes	16,911	27,670
Intangibles, net	30,119	622
Goodwill	64,196	11,492
Total non-current assets	134,317	61,189

Total assets	$191,393	$97,691

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$29,446	$16,054
Accrued expenses	7,961	4,140
Line of Credit, net	—	7,036
Capital lease obligations and current obligations under long-term debt	4,475	3,230
Deferred revenue	441	—
Deferred gain from sale-leaseback transactions	198	239
Total current liabilities	42,521	30,699

Long-term liabilities:
Revolving Credit Facility	10,000	—
Capital lease obligations and long-term debt, less current portion	22,895	1,061
Accrued expenses, less current portion	66	53
Deferred gain from sale-leaseback transactions, less current portion	—	100
Total long-term liabilities	32,961	1,214

Total liabilities	$75,482	$31,913

Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preferences of $19,443 and $18,775 at March 31, 2018 and June 30, 2017, respectively	3,138	3,138
Common stock, no par value, 640,000,000 shares authorized, 53,666,718 and 40,331,645 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively	307,634	245,999
Accumulated deficit	(194,861)	(183,359)
Total shareholders’ equity	115,911	65,778
Total liabilities and shareholders’ equity	$191,393	$97,691

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
($ in thousands, except shares and per share data)	2018	2017	2018	2017
Revenues:
License and transaction fees	$27,020	$17,459	$69,817	$50,463
Equipment sales	8,812	9,001	24,138	19,341
Total revenues	35,832	26,460	93,955	69,804

Costs of sales:
Cost of services	16,012	11,876	43,700	34,508
Cost of equipment	7,876	7,959	21,909	16,170
Total costs of sales	23,888	19,835	65,609	50,678

Gross profit	11,944	6,625	28,346	19,126

Operating expenses:
Selling, general and administrative	9,572	5,947	24,647	18,540
Integration and acquisition costs	1,747	-	5,844	109
Depreciation and amortization	1,125	259	2,107	774
Total operating expenses	12,444	6,206	32,598	19,423

Operating (loss) income	(500)	419	(4,252)	(297)

Other income (expense):
Interest income	134	114	465	387
Interest expense	(612)	(188)	(1,315)	(601)
Change in fair value of warrant liabilities	-	-	-	(1,490)
Total other expense, net	(478)	(74)	(850)	(1,704)

(Loss) income before income taxes	(978)	345	(5,102)	(2,001)
Benefit (provision) for income taxes	2,138	(209)	(6,467)	(94)

Net income (loss)	1,160	136	(11,569)	(2,095)
Preferred dividends	(334)	(334)	(668)	(668)
Net income (loss) applicable to common shares	$826	$(198)	$(12,237)	$(2,763)
Net income (loss) per common share
Basic	0.02	(0.00)	(0.24)	(0.07)
Diluted	0.02	(0.00)	(0.24)	(0.07)
Weighted average number of common shares outstanding
Basic	53,637,085	40,327,697	51,101,813	39,703,690
Diluted	54,234,566	40,327,697	51,101,813	39,703,690

See accompanying notes.

USA Technologies, Inc.

Consolidated Statement of Shareholders’ Equity

(Unaudited)

	Series A
	Convertible
	Preferred Stock		Common Stock		Accumulated
($ in thousands, except shares)	Shares	Amount	Shares	Amount	Deficit	Total
Balance, June 30, 2017	445,063	$3,138	40,331,645	$245,999	$(183,359)	$65,778
Issuance of common stock in relation to public offering, net of offering costs incurred of $3,237 (a)	—	—	9,583,332	39,888	—	39,888
Issuance of common stock as merger consideration(b)	—	—	3,423,367	19,810	—	19,810
Stock based compensation	—	—	347,975	2,114	—	2,114
Excess tax benefit from stock plans(c)	—	—	—	—	67	67
Retirement of common stock	—	—	(19,601)	(177)	—	(177)
Net loss	—	—	—	—	(11,569)	(11,569)
Balance, March 31, 2018	445,063	$3,138	53,666,718	$307,634	$(194,861)	$115,911

(a)	Refer to Note 13 regarding the public offering issued during July 2017.
(b)	Refer to Note 3 regarding the business acquisition executed during November 2017.
(c)	Refer to Note 2 regarding the adoption of ASU 2016-09.

See accompanying notes.

USA Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	March 31,
($ in thousands)	2018	2017
OPERATING ACTIVITIES:
Net loss	$(11,569)	$(2,095)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash stock based compensation	2,005	678
Gain on disposal of property and equipment	(112)	(59)
Non-cash interest and amortization of debt discount	100	98
Bad debt expense	506	577
Depreciation and amortization	5,858	3,774
Change in fair value of warrant liabilities	-	1,490
Excess tax benefits	67	-
Deferred income taxes, net	6,400	94
Deferred revenue	(185)	-
Recognition of deferred gain from sale-leaseback transactions	(143)	(646)
Changes in operating assets and liabilities:
Accounts receivable	(12,972)	(2,388)
Finance receivables	11,114	(2,113)
Inventory	(5,624)	(2,042)
Prepaid expenses and other assets	(564)	(406)
Accounts payable and accrued expenses	13,808	(1,257)
Net cash provided by (used in) operating activities	8,689	(4,295)

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(3,005)	(2,818)
Proceeds from sale of property and equipment, including rentals	252	105
Cash paid for assets acquired from Cantaloupe	(65,181)	-
Net cash used in investing activities	(67,934)	(2,713)

FINANCING ACTIVITIES:
Payment of debt issuance costs	(445)	(90)
Issuance of common stock in public offering, net	39,888	-
Proceeds from issuance of long-term debt	25,100	-
Proceeds from Revolving Credit Facility	12,500	-
Repayment of Revolving Credit Facility	(2,500)	-
Repayment of Line of Credit, net	(7,111)	-
Repayment of capital lease obligations and long-term debt	(3,778)	(556)
Cash used in retirement of common stock	(156)	(31)
Proceeds from exercise of common stock options	109	-
Proceeds from exercise of common stock warrants	-	6,193
Net cash provided by financing activities	63,607	5,516

Net increase (decrease) in cash and cash equivalents	4,362	(1,492)
Cash and cash equivalents at beginning of year	12,745	19,272
Cash and cash equivalents at end of period	$17,107	$17,780

Supplemental disclosures of cash flow information:
Interest paid in cash	$1,153	$528
Income taxes paid in cash (refund), net	$-	$-
Supplemental disclosures of noncash financing and investing activities:
Equity issued in connection with Cantaloupe Acquisition, net of post-working capital adjustment for retired shares	$19,789	$-
Equipment and software acquired under capital lease	$227	$326

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

On November 9, 2017, the Company acquired all of the outstanding equity interests of Cantaloupe Systems, Inc. (“Cantaloupe”), pursuant to the Agreement and Plan of Merger (“Merger Agreement”).  Cantaloupe is a premier provider of cloud and mobile solutions for vending, micro markets, and office coffee service.  The acquisition expanded the Company’s existing platform to become an end-to-end enterprise platform integrating Cantaloupe’s Seed Cloud which provides cloud and mobile solutions for dynamic route scheduling, automated pre-kitting, responsive merchandising, inventory management, warehouse and accounting management, as well as cashless vending. The combined companies complete the value chain for customers by providing both top-line revenue generating services as well as bottom line business efficiency services to help operators of unattended retail machines run their business better.  The combined product offering provides the data-rich Seed system with USAT’s consumer benefits, providing operators with valuable consumer data that results in customized experiences.  In addition to new technology and services, due to Cantaloupe’s existing customer base, the acquisition expands the Company’s footprint into new global markets.

INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2017.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included.  Operating results for the three and nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.  The balance sheet at June 30, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

BASIS OF PRESENTATION

Certain reclassifications of prior year’s data have been made to conform to current year’s presentation.  As disclosed in Note 3, the Company incurred integration and acquisition costs during the current fiscal year and deemed it appropriate to have such costs individually captioned within the Statement of Operations.  Accordingly, the Company retrospectively reclassified integration and acquisition costs incurred in the corresponding periods from the previous fiscal year to conform to the current period’s presentation.

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

The primary impact of adoption was the recognition of excess tax benefits in the Company's provision for income taxes which is applied prospectively starting July 1, 2017 in accordance with the guidance. Adoption of the new standard resulted in the recognition of $31 thousand of excess tax benefits in the Company's provision for income taxes for the nine months ended March 31, 2018. Through June 30, 2017 excess tax benefits were reflected as a reduction of deferred tax assets via reducing actual operating loss carryforwards because such benefits had not reduced income taxes payable. Under the new standard the treatment of excess tax benefits changed and the cumulative excess tax benefits as of June 30, 2017 amounting to $67 thousand were credited to accumulated deficit.

The adoption of ASU No. 2016-09 did not impact our statement of cash flows for the nine months ended March 31, 2017.

Accounting pronouncements to be adopted

The Company is evaluating whether the effects of the following recent accounting pronouncements or any other recently issued, but not yet effective accounting standards, will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606) (“the New Standard”).  This New Standard was amended by ASU No. 2015-14, issued in August 2015, which deferred the original effective date by one year. The New Standard provides a single model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The New Standard also requires expanded qualitative and quantitative disclosures about the nature, timing and uncertainty of revenue and cash flows rising from contracts with customers. The New Standard is now effective for fiscal years, and interim reporting periods within those years, beginning with the year ending June 30, 2019.

The Company’s project plan includes a three-phase approach to implementing this New Standard. The Company has completed its initial assessment work for the consolidated company, during which the Company identified work which included internal surveys of the business, holding revenue recognition workshops with sales and business unit finance leadership, and reviewing a representative sample of revenue arrangements across the business to initially identify a set of applicable qualitative revenue recognition changes related to the New Standard.

The objectives for the second phase of the project will be to establish and document key accounting policies and assess disclosures, business process and control impacts resulting from the New Standard. New policies and procedures identified during phase two will be applied to the consolidated company. Lastly, the objectives of phase three will comprise effectively implementing the New Standard and embedding the new accounting treatment into the Company’s business processes and controls to support the financial reporting requirements. Phase two and three are expected to be completed in the fourth quarter of 2018.

The Company is still evaluating the impact that the New Standard will have on the Company’s consolidated financial statements and will be unable to quantify its impact until the third phase of the project has been completed. The New Standard is expected to impact the Company’s revenue recognition processes, primarily in the areas of the allocation of contract revenues. An entity can elect to apply the New Standard under one of the following two methods: (i) retrospectively to each prior reporting period presented – referred to as the full retrospective method or (ii) retrospectively with the cumulative effect of initially applying the New Standard recognized at the date of initial application in retained earning – referred to as the modified retrospective method. The method of adoption has not yet been determined and is not expected to be finalized until the second phase of the project plan has been completed.

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

3. ACQUISITION OF CANTALOUPE SYSTEMS, INC.

On November 9, 2017, the Company acquired all of the outstanding equity interests of Cantaloupe pursuant to the Merger Agreement, for approximately $84.7 million in aggregate consideration.  Cantaloupe is a premier provider of cloud and mobile solutions for vending, micro markets, and office coffee service.

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

The fair value of the purchase price consideration consisted of the following:

($ in thousands)
Cash consideration, net of cash acquired (1)	$(65,181)
USAT shares issued as stock consideration (2)	(19,810)
Post-closing adjustment for working capital (3)	253
Total consideration	$(84,738)

(1)	The Cash Consideration is subject to certain post-closing adjustments, including with respect to the Company’s net working capital, as set forth in the Merger Agreement.
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

(3)

During the third quarter ended March 31, 2018, the Company recorded a receivable of  $232 thousand and cancelled 3,577 of our shares that had been held in escrow with a fair value of $21 thousand to reflect the final net working capital adjustment, as set forth in the Merger Agreement.

The Company financed a portion of the purchase price with proceeds from a $25.0 million term loan (“Term Loan”) and $10.0 million of borrowings under a line of credit (“Revolving Credit Facility”), provided by JPMorgan Chase Bank, N.A., for an aggregate principal amount of $35.0 million.  Refer to Note 10 for additional details.

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

The following table summarizes the fair value of total consideration transferred to the holders of all of the outstanding equity interests of Cantaloupe at the acquisition date of November 9, 2017:

Cantaloupe
($ in thousands)	Systems, Inc.
Accounts receivable	$3,232
Finance receivables, current portion	1,640
Inventory	782
Prepaid expense and other current assets	682
Finance receivables, less current portion	3,483
Other assets	50
Property and equipment	1,573
Intangibles	30,800
Goodwill	52,704
Total assets acquired	94,946
Accounts payable	(1,591)
Accrued expenses	(1,832)
Deferred revenue	(626)
Capital lease obligations and current obligations under long-term debt	(666)
Capital lease obligations and long-term debt, less current portion	(1,134)
Deferred income tax liabilities	(4,359)
Total net assets acquired	$84,738

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

Goodwill of $52.7 million arising from the acquisition includes the expected synergies between Cantaloupe and the Company, the value of the employee workforce, and intangible assets that do not qualify for separate recognition at the time of acquisition. The goodwill, which is not deductible for income tax purposes, was assigned to the Company’s only reporting unit.

The amount of Cantaloupe revenues included in the Company’s Consolidated Statements of Operations for the three and nine months ended March 31, 2018 is $8.9 million and $13.6 million, respectively. The amount of Cantaloupe earnings included in the Company’s Consolidated Statements of Operations for the three and nine months ended March 31, 2018 is $0.9 million and $2.7 million, respectively.  The Cantaloupe earnings for the three and nine months ended March 31, 2018 included an income tax provision of $0.3 million and an income tax benefit of $1.4 million, respectively.

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

	Three months ended March 31,		Nine months ended March 31,
(In thousands, except per share data)	2018	2017	2018	2017
Revenues	$35,832	$32,265	$103,474	$86,969
Net income (loss) attributable to USAT	2,488	(339)	(8,064)	(6,898)
Net income (loss) attributable to USAT common shares	$2,154	$(673)	$(8,732)	$(7,566)
Net income (loss) per share:
Basic	$0.04	$(0.01)	$(0.16)	$(0.14)
Diluted	$0.04	$(0.01)	$(0.16)	$(0.14)
Weighted average number of common shares outstanding:
Basic	53,637,085	53,334,396	53,601,684	52,686,654
Diluted	54,234,566	53,334,396	53,601,684	52,686,654

The supplemental unaudited pro forma earnings for the three and nine months ended March 31, 2018 were adjusted to exclude $1.7 million and $5.8 million of integration and acquisition costs, respectively.

The supplemental unaudited pro forma earnings for the nine months ended March 31, 2017 were adjusted to include $5.8 million of integration and acquisition costs.

4.  RESTRUCTURING/INTEGRATION COSTS

Subsequent to the Cantaloupe acquisition, the Company has initiated workforce reductions to integrate the Cantaloupe business.  For the three and nine months ended March 31, 2018, severance charges for these activities totaled $338 thousand and $381 thousand, respectively.  The Company has included these severance charges under “Integration and acquisition costs” within the Consolidated Statements of Operations, with the remaining outstanding balance included within “Accrued expenses” on the Consolidated Balance Sheet.  Liabilities for severance will generally be paid during the next twelve months.

The following table summarizes the Company’s severance activity for the three and nine months ended March 31, 2018 (in thousands):

Workforce
($ in thousands)	reduction
Balance at July 1, 2017	$—
Additional liability recorded	—
Less cash payments	—
Balance at September 30, 2017	—
Additional liability recorded	43
Less cash payments	(20)
Balance at December 31, 2017	23
Additional liability recorded	338
Less cash payments	(166)
Balance at March 31, 2018	$195

5. FINANCE RECEIVABLES

Finance receivables consist of the following:

	March 31,	June 30,
($ in thousands)	2018	2017
Finance receivables, current	$3,904	$11,010
Finance receivables, non-current	9,679	8,607
Total finance receivables	$13,583	$19,617

The Company routinely evaluates outstanding finance receivables for impairment based on past due balances or accounts otherwise determined to be at a higher risk of loss.  A finance receivable is classified as nonperforming if it is considered probable the Company will be unable to collect all contractual interest and principal payments as scheduled.  In addition, all leases and all customer accounts over ninety days past due are considered nonperforming and on nonaccrual status.

At March 31, 2018 and June 30, 2017, credit quality indicators consisted of the following:

	March 31,	June 30,
($ in thousands)	2018	2017
Performing	$13,508	$19,515
Nonperforming	75	102
Total	$13,583	$19,617

Age Analysis of Past Due Finance Receivables

As of March 31, 2018

		30 and Under	31 – 60	61 – 90	Greater than	Total
		Days Past	Days Past	Days Past	90 Days Past	Finance
($ in thousands)	Current	Due	Due	Due	Due	Receivables
QuickStart Leases	$13,010	$275	$200	$23	$75	$13,583

Age Analysis of Past Due Finance Receivables

As of June 30, 2017

		30 and Under	31 – 60	61 – 90	Greater than	Total
		Days Past	Days Past	Days Past	90 Days Past	Finance
($ in thousands)	Current	Due	Due	Due	Due	Receivables
QuickStart Leases	$19,515	$29	$3	$35	$35	$19,617

6. INVENTORY

Inventory, net of reserves, was $11.0 million and $4.6 million as of March 31, 2018 and June 30, 2017, respectively.  Inventory consists of finished goods. The Company's inventories are valued at the lower of cost or net realizable value.

The Company establishes allowances for obsolescence of inventory based upon quality considerations and assumptions about future demand and market conditions.

The fair value of Cantaloupe inventories acquired included a fair market value step-up of $23 thousand.  In the nine months ended March 31, 2018, the Company recognized the $23 thousand fair market value step-up as a component of cost of equipment, as the inventory acquired was sold to the Company’s customers.

7. EARNINGS (LOSS) PER SHARE

The calculation of basic earnings (loss) per share (“EPS”) and diluted EPS are presented below:

	Three months ended March 31,
	2018				2017
	Net Income	Shares		Per-Share	Net Income	Shares		Per-Share
	(Numerator)	(Denominator)		Amount	(Numerator)	(Denominator)		Amount
Net income from continuing operations	$1,160				$136
Less: Preferred stock dividends	(334)				(334)

Basic EPS
Net income (loss) available to common shareholders	826	53,637,085		$0.02	(198)	40,327,697		$(0.00)

Effect of Dilutive Securities
Incremental shares	-	597,481	(a)		-	-	(a)

Diluted EPS
Net income (loss) available to common shareholders plus assumed conversions	$826	54,234,566		$0.02	$(198)	40,327,697		$(0.00)

	Nine months ended March 31,
	2018				2017
	Net Loss	Shares		Per-Share	Net Loss	Shares		Per-Share
	(Numerator)	(Denominator)		Amount	(Numerator)	(Denominator)		Amount
Net loss from continuing operations	$(11,569)				$(2,095)
Less: Preferred stock dividends	(668)				(668)

Basic EPS
Net loss available to common shareholders	(12,237)	51,101,813		$(0.24)	(2,763)	39,703,690		$(0.07)

Effect of Dilutive Securities
Incremental shares	-	-	(a)		-	-	(a)

Diluted EPS
Net loss available to common shareholders plus assumed conversions	$(12,237)	51,101,813		$(0.24)	$(2,763)	39,703,690		$(0.07)

(a)	103,560, 621,428, 393,622 and 698,812 shares were excluded for the three and nine months ended March 31, 2018 and 2017, respectively, as the effects would be anti-dilutive.

The changes in the average number of shares that were anti-dilutive in the nine months ended March 31, 2018 compared to the same period last year, were due to warrants exercised in connection with our common stock during September 2016.

8. GOODWILL AND INTANGIBLES

Intangible asset balances and goodwill consisted of the following:

	As of March 31, 2018
		Accumulated		Amortization
($ in thousands)	Gross	Amortization	Net	Period
Intangible assets:
Non-compete agreements	2	(2)	—	2 years
Brand and tradenames	1,695	(160)	1,535	3 - 7 years
Developed technology	10,939	(960)	9,979	5 - 6 years
Customer relationships	19,049	(444)	18,605	10 - 18 years
Total intangible assets	$31,685	$(1,566)	$30,119

Goodwill	64,196	—	64,196	Indefinite

Total intangible assets & goodwill	$95,881	(1,566)	$94,315

	As of June 30, 2017
		Accumulated		Amortization
($ in thousands)	Gross	Amortization	Net	Period
Intangible assets:
Non-compete agreements	2	(2)	—	2 years
Brand	95	(48)	47	3 years
Developed technology	639	(191)	448	5 years
Customer relationships	149	(22)	127	10 years
Total intangible assets	$885	$(263)	$622

Goodwill	11,492	—	11,492	Indefinite

Total intangible assets & goodwill	$12,377	(263)	$12,114

For the three and nine months ended March 31, 2018 there was $0.8 million and $1.3 million in amortization expense related to intangible assets, respectively, as compared to the three and nine months ended March 31, 2017, for which there was $45 thousand and $132 thousand in amortization expense related to intangible assets, respectively.

As referenced in Note 3 and set forth in the Merger Agreement, the Company finalized a post-working capital adjustment of $253 thousand during the quarter ended March 31, 2018.  Accordingly, this post-working capital adjustment is reflected within goodwill as of March 31, 2018.

9. LINE OF CREDIT

During the fiscal year ended June 30, 2016, the Company entered into a Loan and Security Agreement and other ancillary documents (as amended, the “Heritage Loan Documents”) with Heritage Bank of Commerce (“Heritage Bank”), providing for a secured asset-based revolving line of credit in an amount of up to $12.0 million (the “Line of Credit”) at an interest rate calculated based on the Federal Reserve’s Prime plus 2.25%. The Line of Credit and the Company’s obligations under the Heritage Loan Documents were secured by substantially all of the Company’s assets, including its intellectual property.

During March 2017, the Company entered into the third amendment with Heritage Bank that extended the maturity date of the Line of Credit from March 29, 2017 to September 30, 2018.

On November 9, 2017, the Company paid all amounts due in respect of principal, interest, and fees, and satisfied all of its obligations under the Loan and Security Agreement dated as of March 29, 2016, as amended, and ancillary agreements by and between the Company and Heritage Bank of Commerce.  The Company recorded a charge of $55 thousand to write-off any remaining deferred financing costs related to the Line of Credit to interest expense in the quarter ending December 31, 2017.  Pursuant to such payment, all commitments of Heritage Bank of Commerce were terminated, and the Heritage Loan and Security Agreement was terminated.  As such, there was no outstanding balance on the Line of Credit at March 31, 2018.

10. DEBT

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

The proceeds of the Term Loan and borrowings under the Revolving Credit Facility, in an aggregate principal amount equal to $35.0 million, were used by the Company to finance a portion of the purchase price for the acquisition of Cantaloupe ($27.8 million) and repay existing indebtedness to Heritage Bank ($7.2 million).  Future borrowings under the Revolving Credit Facility may be used by the Company for working capital and general corporate purposes of the Company and its subsidiaries.  The principal amount of the Term Loan is payable quarterly beginning on December 31, 2017.  The Term Loan, all advances under the Revolving Credit Facility, and all other obligations must be paid in full at maturity, on November 9, 2022.

Loans under the five year credit agreement bear interest, at the Company's option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Company's Total Leverage Ratio as of the last day of each fiscal quarter. The applicable interest rate on the loans for the three and nine months ended March 31, 2018 is LIBOR plus 4%.  The Term Loan and Revolving Credit Facility contain customary representations and warranties and affirmative and negative covenants and require the Company to maintain a minimum quarterly Total Leverage Ratio and Fixed Charge Coverage Ratio.

As of March 31, 2018, the outstanding balances for the Revolving Credit Facility and the Term Loan were $10.0 million and $ 24.0 million, respectively.

Other Long-Term Borrowings

The Company periodically enters into capital lease obligations to finance network servers, computers, office furniture and equipment related support for use in its daily operations. During the nine months ended March 31, 2018, the Company entered into capital lease obligations totaling $227 thousand, comprised of monthly installments of $7 thousand due within three years.  The value of the acquired equipment is included in property and equipment and depreciated accordingly.

In connection with the acquisition of Cantaloupe, the Company assumed debt of $1.8 million with an outstanding balance of $1.6 million as of March 31, 2018, comprised of: (i)  $491 thousand of promissory notes bearing an interest rate of a 5% and maturing on April 5, 2020 with principal and interest payments due monthly; (ii)  $769 thousand of promissory notes bearing an interest rate of 10% and maturing on September 30, 2021 with principal and interest payments due quarterly; and (iii)  $317 thousand of promissory notes bearing an interest rate of 12% and maturing on December 15, 2019 with principal and interest payments due quarterly.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2018, the Company held no Level 1, Level 2, or Level 3 financial instruments.

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

12. INCOME TAXES

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was signed into law. Substantially all of the provisions of the Act are effective for taxable years beginning after December 31, 2017. The Act includes significant changes to the Internal Revenue Code of 1986 (as amended, the “Code”), including amendments which significantly change the taxation of individuals and business entities. The Act contains numerous provisions impacting the Company, the most significant of which reduces the Federal corporate statutory tax rate from 34% to 21%.

The staff of the US Securities and Exchange Commission (“SEC”) has recognized the complexity of reflecting the impacts of the Act, and on December 22, 2017 issued guidance in Staff Accounting Bulletin 118 (“SAB 118”), which clarifies accounting for income taxes under FASB Accounting Standards Codification ASC (“ASC”) 740 if information is not yet available or complete and provides for up to a one year period in which to complete the required analyses and accounting (the measurement period). SAB 118 describes three scenarios (or “buckets”) associated with a company’s status of accounting for income tax reform: (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply ASC 740, based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted.

The various provisions under the Act deemed most relevant to the Company have been considered in preparation of its financial statements as of March 31, 2018. To the extent that clarifications or interpretations materialize in the future that would impact upon the effects of the Act incorporated into the March 31, 2018 financial statements, those effects will be reflected in the future as or if they materialize.

For the three months ended March 31, 2018, the Company recorded income tax benefits of $2.1 million (substantially all deferred income taxes). For the nine months ended March 31, 2018 a tax provision of $6.5 million was recorded which included a charge of $6.6 million related to the tax rate reduction of the Act. The benefit and provision are based upon income (loss) before income taxes using an estimated annual effective income tax rate for the year ending June 30, 2018 of 2%, which was impacted by the effect of permanent differences.  The tax rate reduction related to the Act was treated as a discrete item in the tax provision for the nine months ended March 31, 2018.

The accounting for deferred income taxes in the acquisition of Cantaloupe did not consider the potential effects of IRS Code Section 382 relating to the limitation on use of operating loss carryforwards created by Cantaloupe for its changes in ownership because the analysis required for such determination has not yet been completed. If upon completion of such analysis there are limitations on the use of operating loss carryforwards created by Cantaloupe totaling approximately $13.2 million, the potential effect would be to record a valuation allowance in the opening balance sheet, as well as a tax benefit to reverse the provision recorded during the three months ended December 31, 2017 related to the tax rate reduction of the Act for the deferred tax assets acquired.

For the three and nine months ended March 31, 2017, income tax provisions of $0.2 million and $0.1 million, respectively, (substantially all deferred income taxes) were recorded. The provisions are based upon income before income taxes using an estimated annual effective income tax rate of 31% for the fiscal year ended June 30, 2017. The provision for the nine months ended March 31, 2017 consists of a charge for the tax effect of the change in the fair value of warrant liabilities which was treated discretely offset by a tax benefit based upon income before benefit for income taxes using the estimated annual effective income tax rate of 23% for the fiscal year ended June 30, 2017. All of those warrants were exercised as of September 30, 2016.

13. EQUITY

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

WARRANTS

During the three and nine months ended March 31, 2018, no warrants were exercised as compared to the nine months ended March 31, 2017 where 2.4 million warrants were exercised at $2.6058 per share, yielding proceeds of $6.2 million. The following table summarizes warrant activity for the three and nine months ended March 31, 2018 and 2017:

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Beginning balance	23,978	23,978	23,978	2,445,653
Issued	—	—	—	—
Exercised	—	—	—	(2,401,408)
Expired	—	—	—	—
Cancelled	—	—	—	(20,267)
Ending balance	23,978	23,978	23,978	23,978

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

In August 2017, the Company awarded stock options to its Chief Executive Officer  and Chief Financial Officer to purchase up to 19,047 and 25,000 shares respectively of common stock at an exercise price of $5.25 per share. The Chief Executive Officer options vest on August 16, 2018, expiring if not exercised prior to August 16, 2024.  The Chief Financial Officer options vest 1/3 on August 16, 2018, 1/3 on August 16, 2019 and 1/3 on August 16, 2020, expiring if not exercised prior to August 16, 2024. The Chief Executive Officer options are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, and the Chief Financial Officer options are non-qualified stock options.

The fair value of options granted during the three and nine months ended March 31, 2018 was determined using the following weighted average assumptions:

	Nine months ended
	March 31,
	2018	2017
Expected volatility (percent)	50.2 - 50.9	49.0 - 50.0
Expected life (years)	4.0 - 4.5	3.0 - 4.0
Expected dividends	—	—
Risk-free interest rate (percent)	1.64 - 1.72	1.06 - 1.90
Number of options granted	179,047	125,080
Weighted average exercise price	$5.66	$4.17
Weighted average grant date fair value	$2.42	$1.68

Stock based compensation related to all stock options for the three and nine months ended March 31, 2018 was $127 thousand and $403 thousand, respectively, and $61 thousand and $155 thousand for the three and nine months ended March 31, 2017, respectively.

COMMON STOCK

On July 1, 2017, $90 thousand of stock grants were awarded to each non-employee Director based on the closing price of the Company’s Common Stock on June 8, 2017 (the date for which the stock grants were initially approved), for a total of 98,184 shares. The shares vest ratably on a monthly basis over the two year period following July 1, 2017.  The total expense recognized for these grants for the nine months ended March 31, 2018 was $394 thousand.

During the nine months ended March 31, 2018, the Company awarded an aggregate of 177,363 shares to its Chief Executive Officer, Chief Financial Officer and Chief Services Officer under its fiscal year 2017 long term stock incentive plan and an aggregate of 9,472 shares to three non-employee Directors in satisfaction of board fees.

LONG TERM INCENTIVE PLANS

The Board approved the Fiscal Year 2018 Long-Term Stock Incentive Plan (the “2018 LTI Stock Plan”) which provides that executive officers would be awarded shares of common stock of the Company in the event that certain metrics relating to the Company’s 2018 fiscal year would result in specified ranges of year-over-year percentage growth.  The metrics are total number of connections as of June 30, 2018 as compared to total number of connections as of June 30, 2017 (40% weighting) and adjusted EBITDA earned during the 2018 fiscal year as compared to the adjusted EBITDA earned during the 2017 fiscal year (60% weighting).  If none of the minimum threshold year-over-year percentage target goals are achieved, the executive officers would not be awarded any shares.  If all of the year-over-year percentage target goals are achieved, the executive officers would be awarded shares having the following value: Chief Executive Officer - $840,000  (160% of base salary), Chief Financial Officer - $300,000  (100% of base salary), Chief Services Officer - $275,000  (100% of base salary), and Chief Product Officer - $280,000  (100% of base salary and to be prorated to reflect the actual period of employment during the fiscal year).  If all of the maximum distinguished year over year percentage target goals are achieved, the executive officers would be awarded shares having the following value: Chief Executive Officer - $1,260,000  (240% of base salary), Chief Financial Officer - $450,000  (150% of base salary), Chief Services Officer - $412,500  (150% of base salary), and Chief Product Officer - $420,000  (150% of base salary and to be prorated to reflect the actual period of employment during the fiscal year).  Assuming the minimum threshold year-over-year percentage target goal would be achieved for a particular metric, the number of shares to be awarded for that metric would be determined on a pro rata basis, provided that the award would not exceed the maximum distinguished award for that metric.  The shares awarded under the 2018 LTI Stock Plan would vest as follows: one-third at the time of issuance; one-third on June 30, 2019; and one-third on June 30, 2020.

The Company had long-term stock incentive plans (“LTI”) in prior fiscal years for its then executive officers. Stock based compensation related to the LTI plans was as follows in the three and nine months ended March 31, 2018 and 2017:

	Three months ended		Nine months ended
	March 31,		March 31,
($ in thousands, except per share data)	2018	2017	2018	2017
FY18 LTI Plan	$287	$—	$777	$—
FY17 LTI Plan	64	81	192	236
FY16 LTI Plan	9	23	28	73
FY15 LTI Plan	—	3	—	6
Total	$360	$107	$997	$315

14. COMMITMENTS AND CONTINGENCIES

During the current fiscal year, the Company expanded the leased space for its headquarters in Malvern, Pennsylvania to a total of 23,138 square feet. The company’s monthly base rent now is approximately $47 thousand with a lease expiration date of November 30, 2023.

Through the Cantaloupe acquisition, the Company acquired a noncancelable operating lease pertaining to Cantaloupe’s headquarters based in San Francisco, California.  The leased premise consists of approximately 8,400 square feet and calls for rental payments of approximately $48 thousand due each month through its January 31, 2020 expiration date.

From time to time, the Company is involved in various legal proceedings arising during the normal course of business.  In the opinion of the Company’s management, these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

15. SUBSEQUENT EVENTS

On April 14, 2018, the Company and Mr. Arora (Chief Product Officer) entered into a Separation Agreement and Release (the “Separation Agreement”).  Pursuant to the Separation Agreement, Mr. Arora resigned as Chief Product Officer effective April 16, 2018.  Mr. Arora was a founder and, prior to the acquisition, had been the Chief Executive Officer of Cantaloupe.

The severance and benefits to be provided to Mr. Arora under the Separation Agreement include: (i) an amount equal to his base salary of $280 thousand plus an additional $370 thousand, payable on the Company’s regular payroll dates for a period of one year following the date of his resignation; (ii) group medical and dental insurance coverage for one year to Mr. Arora and his eligible dependents; (iii) subject to achievement of the target goals under the Company’s Fiscal Year 2018 Long-Term Stock Incentive Plan, and subject to the terms thereof, the Company will issue to Mr. Arora the number of shares of common stock which may be earned by him under the plan on a prorated basis to reflect the period of time he was employed by the Company during the fiscal year; and (iv) subject to achievement of the target goals under the Company’s Fiscal Year 2018 Short-Term Cash Incentive Plan, and subject to the terms thereof, the Company will pay to Mr. Arora the cash bonus which may be earned by him under the plan on a prorated basis to reflect the period of time he was employed by the Company during the fiscal year. The Separation Agreement also provides that certain terms of Mr. Arora’s Employment Agreement (relating to, among other things, non-competition, non-solicitation, inventions, and confidentiality) shall remain in full force and effect in accordance with their terms.

Total severance costs of approximately $700 thousand related to the Separation Agreement are anticipated during the fourth quarter ended June 30, 2018.

On May 9, 2018, the Company filed a Form S-1 registration statement with the Securities and Exchange Commission relating to the proposed public offering of approximately $50 million of shares of common stock to be sold by the Company, and 553,187 shares to be resold by certain selling shareholders. In addition, the Company expects to grant to the underwriter a 30-day option to purchase up to an additional 15% of the total shares sold in the offering to cover over-allotments.

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

•	the ability of the Company to operate without infringing the intellectual property rights of others;

•	the ability of our products and services to avoid unauthorized hacking or credit card fraud;

•	our ability to utilize the full benefits and synergies anticipated from the Cantaloupe merger because of integration and other challenges;

•	whether our suppliers would increase their prices, reduce their output or change their terms of sale; and

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

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

The recent acquisition of Cantaloupe expanded the Company’s existing platform to become an end-to-end enterprise platform integrating Cantaloupe’s Seed Cloud which provides cloud and mobile solutions for dynamic route scheduling, automated pre-kitting, responsive merchandising, inventory management, warehouse and accounting management, as well as cashless vending. The combined companies complete the value chain for customers by providing both top-line revenue generating services as well as bottom line business efficiency services to help operators of unattended retail machines run their business better.  The combined product offering provides the data-rich Seed system with USAT’s consumer benefits, providing operators with valuable consumer data that results in customized experiences.  In addition to new technology and services, due to Cantaloupe’s existing customer base, the acquisition expands the Company’s footprint into new global markets.

The Company generates revenue in multiple ways. During the three and nine months ended March 31, 2018, we derived 75.4% and 74.3% of our revenues from recurring license and transaction fees related to our service and 24.6% and 25.7% of our revenue from equipment sales, respectively.  We consider a connection to be the utilization by an unattended location owned or operated by our customer of at least one of the services offered by our end-to-end enterprise platform.  These services include cashless payment, loyalty, inventory management, warehouse and accounting management, and responsive merchandising.  Connections to our service include those resulting from the sale or lease of our POS electronic payment devices or certified payment software or the servicing of similar third-party installed POS terminals. Connections to our service are the most significant driver of the Company’s revenues, particularly the higher margin recurring revenues from license and transaction fees.  We believe that our service-approach business model, including our value-added services, could create a high-margin stream of recurring revenues that could create a foundation for long-term value and continued growth.

Customers can obtain POS electronic payment devices from us in the following ways:

•	Purchasing devices directly from the Company or one of its authorized resellers;

•

Financing devices under the Company’s QuickStart Program, which are non-cancellable sixty month sales-type leases, through an unrelated equipment financing company, if available, or directly from the Company; and

•	Renting devices under the Company’s JumpStart Program or Cantaloupe’s rental program, which are cancellable month-to-month operating leases.

As of March 31, 2018, highlights of the Company include:

•	129 employees, primarily located in our corporate headquarters in Malvern, Pennsylvania and a Cantaloupe office location in San Francisco, California;

•	Over 15,600 customers and 969,000 connections to our services, including approximately 1,400 customers and 270,000 connections related to the acquisition of Cantaloupe;

•	Three direct sales teams at the national, regional, and local customer-level and a growing number of OEMs and national distribution partners;

•	86 United States and foreign patents are in force;

•	The Company’s fiscal year ends June 30th; and

•	The Company has traded on the NASDAQ under the symbol “USAT” since 2007.

The Company has net deferred tax assets of approximately $16.9 million predominantly resulting from a series of operating loss carry forwards that may be available to offset future taxable income.

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

Our ePort hardware is available to customers under the QuickStart program pursuant to which the customer would enter into a five-year non-cancelable lease with either the Company or a third-party financing company for the devices. The Company utilizes its best estimate of selling price when calculating the revenue to be recorded under these leases. The QuickStart contracts qualify for sales type lease accounting. Accordingly, the Company recognizes a portion of lease payments as interest income. At the end of the lease period, the customer would have the option to purchase the device at its residual value.

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

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent that, based on available evidence, it is more likely than not such benefits will be realized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest or penalties related to uncertain tax positions were accrued or incurred during the three and nine months ended March 31, 2018 and 2017.

Recent Accounting Pronouncements

See Note 2 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

TRENDING QUARTERLY FINANCIAL DATA

The following tables show certain financial and non-financial data that management believes give readers insight into certain trends and relationships about the Company’s financial performance.

Five Quarter Select Key Performance Indicators including Connections

	As of and for the three months ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2017	2017	2017	2017
Connections:
Gross new connections	75,000	317,000	28,000	70,000	40,000
% from existing customer base	92%	44%	82%	93%	88%
Net new connections (a)	64,000	311,000	26,000	64,000	35,000
Total connections	969,000	905,000	594,000	568,000	504,000

Customers:
New customers added (a)	550	1,800	550	300	500
Total customers	15,600	15,050	13,250	12,700	12,400

Volumes:
Total number of transactions (millions)	170.6	144.8	121.1	114.8	104.9
Total volume (millions)	$318.0	$272.7	$239.2	$225.6	$202.5

Financing structure of connections:
JumpStart	1.2%	0.4%	4.1%	3.3%	8.6%
QuickStart & all others (b)	98.8%	99.6%	95.9%	96.7%	91.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

a)	Activity for the three months ended December 31, 2017 includes net new connections and new customers related to the acquisition of Cantaloupe of approximately 270,000 and 1,400, respectively.
b)	Includes credit sales with standard trade receivable terms.

Highlights of USAT’s connections for the quarter ended March 31,  2018 include:

•	64,000 additional net new connections during the quarter; and
•	969,000 total connections to our service compared to the same quarter last year of approximately 504,000 total connections to our service, an increase of 465,000 connections, or 92%.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenue and Gross Profit

	For the three months ended March 31,		Percent
($ in thousands)	2018	2017	Change
Revenues:
License and transaction fees	$27,020	$17,459	54.8%
Equipment sales	8,812	9,001	(2.1%)
Total revenues	35,832	26,460	35.4%

Costs of sales:
Cost of services	16,012	11,876	34.8%
Cost of equipment	7,876	7,959	(1.0%)
Total costs of sales	23,888	19,835	20.4%

Gross profit:
License and transaction fees	11,008	5,583	97.2%
Equipment sales	936	1,042	(10.2%)
Total gross profit	$11,944	$6,625	80.3%

Revenue. Total revenue increased  $9.4 million for the three months ended March 31, 2018 compared to the same period in 2017.  The growth in total revenue resulted from a $9.6 million increase in license and transaction fee revenue for the quarter ended March 31, 2018 compared to the same period in 2017, partially offset by a $0.2 million decrease in equipment revenue for the three months ended March 31, 2018 compared to the same period last year.  This decrease was driven by a large equipment sale made to a strategic customer during the same quarter last year.  The overall increase is driven by an increase in connections and the Cantaloupe acquisition.

Cost of sales. Cost of sales increased by $4.1 million for the three months ended March 31, 2018 compared to the same period last year.  The increase was primarily driven by a $4.1 million increase in license and transaction fee costs due to an increase in connections and the Cantaloupe acquisition.

Gross margin. The total gross margin increased 8.3% from 25.0% for the three months ended March 31, 2017 to 33.3% for the three months ended March 31, 2018.  This increase was driven by an increase in the license fee and transaction margin from 32.0% for the three months ended March 31, 2017 to 40.7% for the three months ended March 31, 2018, which was driven by the impact of the Cantaloupe acquisition, partially offset by a decrease in the equipment margin, from 11.6% for the three months ended March 31, 2017 to 10.6% for three months ended March 31, 2018, reflecting our strategy of using equipment sales as an enabler for driving longer-term, higher margin license and transaction fees.

Operational Expenses

	For the three months ended March 31,		Percent
Category ($ in thousands)	2018	2017	Change
Selling, general and administrative expenses	$9,572	$5,947	61.0%
Integration and acquisition costs	1,747	-	100.0%
Depreciation and amortization	1,125	259	334.4%
Total operating expenses	$12,444	$6,206	100.5%

Selling, general and administrative expenses.  Selling,  general and administrative expenses increased approximately $3.6 million for the three months ended March 31, 2018, as compared to the same period in 2017.  This change was primarily driven by the Cantaloupe acquisition as well as an increase in sales and marketing as we continue to increase our market share in the cashless-transaction vending industry.

Integration and acquisition costs. Integration and acquisition costs increased $1.7 million for the three months ended March 31, 2018 as compared to the same period in 2017, due to the costs incurred in connection with the acquisition of Cantaloupe.

Depreciation and amortization.  Depreciation and amortization expenses increased $0.9 million for the three months ended March 31, 2018 compared to the same period in 2017, due to the amortization of intangible assets recognized in connection with the Cantaloupe acquisition.

Other Expense, net

	For the three months ended March 31,		Percent
($ in thousands)	2018	2017	Change
Other income (expense):
Interest income	$134	$114	17.5%
Interest expense	(612)	(188)	225.5%
Total other expense, net	$(478)	$(74)	545.9%

Other expense, net.  Other expense, net increased $0.4 million for the three months ended March 31, 2018 compared to the same period in 2017.  The increase was primarily driven by the interest incurred in connection with the Term Loan and Revolving Credit Facility utilized to fund a portion of the acquisition of Cantaloupe.

Income Taxes

	For the three months ended March 31,		Percent
($ in thousands)	2018	2017	Change
Benefit (provision) for income taxes	$2,138	$(209)	(1,123)%

Income taxes.  For the three months ended March 31, 2018, the Company recorded income a tax benefit of $2.1 million (substantially all deferred income taxes).  The benefit is based upon income (loss) before income taxes using an estimated annual effective income tax rate for the year ending June 30, 2018 of 2%, which was impacted by the effect of permanent differences.

For the three months ended March 31, 2017, income tax expense of $209 thousand (substantially all deferred income taxes) were recorded. The expense were based upon income before income taxes using an estimated annual effective income tax rate of 31% for the fiscal year ending June 30, 2017.

Reconciliation of Net Income to Adjusted EBITDA

	For the three months ended March 31,
($ in thousands)	2018	2017
Net income	$1,160	$136
Less interest income	(134)	(114)
Plus interest expense	612	188
Plus income tax (benefit) provision	(2,138)	209
Plus depreciation expense	1,581	1,165
Plus amortization expense	801	45
EBITDA	1,882	1,629

Plus stock-based compensation	649	233
Plus integration and acquisition costs	1,747	—
Adjustments to EBITDA	2,396	233
Adjusted EBITDA	$4,278	$1,862

As used herein, Adjusted EBITDA represents net income before interest income, interest expense, income tax (benefit) provision, depreciation, amortization, stock-based compensation expense, and non-recurring integration and acquisition costs that were incurred in connection with the acquisition of Cantaloupe in the current fiscal year and the acquisition of VendScreen, Inc. (“VendScreen”) the previous fiscal year.  We have excluded the non-cash expense, stock-based compensation, as it does not reflect the cash-based operations of the Company. We have excluded the integration and acquisition costs incurred in connection with the Cantaloupe acquisition during the current fiscal year and the VendScreen transaction from the previous fiscal year in order to allow for a more accurate comparison of the financial results to historical operations, as they pertain to period operational expenses that are not a core function of our business.  Adjusted

EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance. Additionally, the Company utilizes Adjusted EBITDA as a metric in its executive officer and management incentive compensation plans.

Reconciliation of Operating (Loss) Income to Adjusted Operating Income

	Three months ended March 31,
($ in thousands)	2018	2017
Operating (loss) income	$(500)	$419
Plus integration and acquisition costs	1,747	—
Plus amortization expense	801	45
Adjusted operating income	$2,048	$464

As used herein, adjusted operating income represents operating (loss) income before the non-recurring integration and acquisition costs incurred in connection with the acquisition of Cantaloupe and the VendScreen transaction and amortization expenses related to our acquisition-related intangibles.  We have excluded these non-recurring costs and amortization expenses in order to allow for a more accurate comparison of the financial results to historical operations and we believe such a comparison is useful to investors as a measure of comparative operating performance.

Reconciliation of Net Income to Non-GAAP Net Income

	Three months ended March 31,
($ in thousands)	2018	2017
Net income	$1,160	$136
Non-GAAP adjustments:
Non-cash portion of income tax (benefit) provision	(2,138)	209
Amortization expense	801	45
Stock-based compensation	649	233
Integration and acquisition costs	1,747	—
Non-GAAP net income	$2,219	$623

As used herein, non-GAAP net income represents GAAP net income excluding costs or benefits relating to any non-cash portions of the Company’s income tax (benefit) provision, amortization expenses related to our acquisition-related intangibles,  non-recurring integration and acquisition costs that were incurred in connection with the acquisition of Cantaloupe, during the current fiscal year and VendScreen during the prior fiscal year, and non-cash expenses for equity awards under our equity incentive plans.  Management believes that non-GAAP net income is an important measure of USAT’s business. Non-GAAP net income is a non-GAAP financial measure which is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash provided by or (used in) operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net (loss) income as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Management uses the aforementioned non-GAAP measure to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that this non-GAAP financial measure serves as a useful metric for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance. Additionally, the Company utilizes non-GAAP net income as a metric in its executive officer and management incentive compensation plans.

Nine Months Ended March 31, 2018 Compared to Nine Months Ended March 31, 2017

Revenue and Gross Profit

	For the nine months ended March 31,		Percent
($ in thousands)	2018	2017	Change
Revenues:
License and transaction fees	$69,817	$50,463	38.4%
Equipment sales	24,138	19,341	24.8%
Total revenues	93,955	69,804	34.6%

Costs of sales:
Cost of services	43,700	34,508	26.6%
Cost of equipment	21,909	16,170	35.5%
Total costs of sales	65,609	50,678	29.5%

Gross profit:
License and transaction fees	26,117	15,955	63.7%
Equipment sales	2,229	3,171	(29.7%)
Total gross profit	$28,346	$19,126	48.2%

Revenue.  Total revenue increased $24.2 million for the nine months ended March 31, 2018 compared to the same period in 2017.  The growth in total revenue resulted from a $19.4 million increase in license and transaction fee revenue for the nine months ended March 31, 2018 compared to the same period in 2017, and a $4.8 million increase in equipment revenue for the nine months ended March 31, 2018 compared to the same period last year; both driven by an increase in connections and the Cantaloupe acquisition.

Cost of sales. Cost of sales increased $14.9 million for nine months ended March 31, 2018 compared to the same period last year.  The increase was driven by a $9.2 million increase in cost of services and a $5.7 million increase in cost of equipment sales, both arising from an increase in connections and the Cantaloupe acquisition.

Gross margin. Total gross margin increased 2.8%, from 27.4% for the nine months ended March 31, 2017 to 30.2% for the nine months ended March 31, 2018.  The increase was driven by an increase in the license fee and transaction margin from 31.6% for the nine months ended March 31, 2017 to 37.4% for the nine months ended March 31, 2018 which was primarily driven by the impact of the Cantaloupe acquisition.  The increase was partially offset by a decrease in the equipment margin, from 16.4% for the nine months ended March 31, 2017 to 9.2% for the nine months ended March 31, 2018 reflecting our strategy of using equipment sales as an enabler for driving longer-term, higher margin license and transaction fees.

Operational Expenses

	For the nine months ended March 31,		Percent
Category ($ in thousands)	2018	2017	Change
Selling, general and administrative expenses	$24,647	$18,540	32.9%
Integration and acquisition costs	5,844	109	5,261.5%
Depreciation and amortization	2,107	774	172.2%
Total operating expenses	$32,598	$19,423	67.8%

Selling, general and administrative expenses.  Selling,  general and administrative expenses increased approximately $6.1 million for the nine months ended March 31, 2018, as compared to the same period in 2017.  This change was primarily driven by the Cantaloupe acquisition as well as an increase in sales and marketing as we continue to increase our market share in the cashless-transaction vending industry.

Integration and acquisition costs. Integration and acquisition costs increased $5.7 million for nine months ended March 31, 2018 as compared to the same period in 2017, due to the $5.8 million incurred in connection with the acquisition of Cantaloupe, partially offset by $0.1 million of acquisition costs incurred in the same period of fiscal year 2017 pertaining to the acquisition of VendScreen.

Depreciation and amortization.  Depreciation and amortization expenses increased approximately $1.3 million for the nine months ended March 31, 2018 primarily due to the amortization of intangible assets recognized in connection with the Cantaloupe acquisition.

Other Expense, net

	For the nine months ended March 31,		Percent
($ in thousands)	2018	2017	Change
Other income (expense):
Interest income	$465	$387	20.2%
Interest expense	(1,315)	(601)	118.8%
Change in fair value of warrant liabilities	-	(1,490)	(100.0%)
Total other expense, net	$(850)	$(1,704)	(50.1%)

Other expense, net.  Other expense, net decreased $0.9 million for the nine months ended March 31, 2018 compared to the same period in 2017.  The decrease was primarily driven by the change in fair value associated with the exercised warrants recognized during September 2016.

Income Taxes

	For the nine months ended March 31,		Percent
($ in thousands)	2018	2017	Change
Provision for income taxes	$(6,467)	$(94)	6,780%

Income taxes.    For the nine months ended March 31, 2018, a tax provision of $6.5 million was recorded which included a charge of $6.6 million related to the tax rate reduction of the Act. The provision is based upon income (loss) before income taxes using an estimated annual effective income tax rate for the year ending June 30, 2018 of 2%, which was impacted by the effect of permanent differences.  The tax rate reduction related to the Act was treated as a discrete item in the tax provision for the nine months ended March 31, 2018.

For the nine months ended March 31, 2017, income tax provisions of $0.1 million (substantially all deferred income taxes) were recorded. The provisions are based upon income before income taxes using an estimated annual effective income tax rate of 31% for the fiscal year ended June 30, 2017. The provision for the nine months ended March 31, 2017 consists of a charge for the tax effect of the change in the fair value of warrant liabilities which was treated discretely offset by a tax benefit based upon income before benefit for income taxes using the estimated annual effective income tax rate of 23% for the fiscal year ended June 30, 2017.  All of those warrants were exercised as of September 30, 2016.

Reconciliation of Net Loss to Adjusted EBITDA

	For the nine months ended March 31,
($ in thousands)	2018	2017
Net loss	$(11,569)	$(2,095)
Less interest income	(465)	(387)
Plus interest expense	1,315	601
Plus income tax provision	6,467	94
Plus depreciation expense	4,541	3,642
Plus amortization expense	1,317	132
EBITDA	1,606	1,987

Plus loss on fair value of warrant liabilities	—	1,490
Plus stock-based compensation	2,005	678
Plus litigation related professional fees	—	33
Plus integration and acquisition costs	5,844	109
Adjustments to EBITDA	7,849	2,310
Adjusted EBITDA	$9,455	$4,297

As used herein, Adjusted EBITDA represents net loss before interest income, interest expense, income tax provision (benefit), depreciation, amortization, change in fair value of warrant liabilities, stock-based compensation expense, professional fees incurred in connection with the class action litigation and the special litigation committee investigation, and non-recurring integration and acquisition costs that were incurred in connection with the acquisition of Cantaloupe in the current fiscal year and the acquisition of VendScreen the previous fiscal year. We have excluded the non-operating item, change in fair value of warrant liabilities, because it represents a non-cash gain or charge that is not related to the Company’s operations. We have excluded the non-cash expense, stock-based compensation, as it does not reflect the cash-based operations of the Company. We have excluded the integration and acquisition costs incurred in connection with the Cantaloupe acquisition during the current fiscal year and the VendScreen transaction from the previous fiscal year in order to allow for a more accurate comparison of the financial results to historical operations, as they pertain to period operational expenses that are not a core function of our business.  Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance. Additionally, the Company utilizes Adjusted EBITDA as a metric in its executive officer and management incentive compensation plans.

Reconciliation of Operating Loss to Adjusted Operating Income (Loss)

	Nine months ended March 31,
($ in thousands)	2018	2017
Operating loss	$(4,252)	$(297)
Plus integration and acquisition costs	5,844	109
Plus amortization expense	1,317	132
Adjusted operating income (loss)	$2,909	$(56)

As used herein, adjusted operating loss represents operating loss before the non-recurring integration and acquisition costs incurred in connection with the acquisition of Cantaloupe and the VendScreen transaction, and the amortization expenses related to our acquisition-related intangibles.  We have excluded these non-recurring costs and expenses in order to allow for a more accurate comparison of the financial results to historical operations and we believe such a comparison is useful to investors as a measure of comparative operating performance.

Reconciliation of Net Loss to Non-GAAP Net Income (Loss)

	Nine months ended March 31,
($ in thousands)	2018	2017
Net loss	$(11,569)	$(2,095)
Non-GAAP adjustments:
Non-cash portion of income tax provision	6,467	94
Fair value of warrant adjustment	—	1,490
Amortization expense	1,317	132
Stock-based compensation	2,005	678
Litigation related professional fees	—	33
Integration and acquisition costs	5,844	109
Non-GAAP net income	$4,064	$441

As used herein, non-GAAP net income (loss) represents GAAP net income (loss) excluding costs or benefits relating to any non-cash portions of the Company’s income tax benefit, adjustment for fair value of warrant liabilities, amortization expenses related to our acquisition-related intangibles, professional fees incurred in connection with the class action litigation and the special litigation committee investigation, and non-recurring costs that were incurred in connection with the acquisition and integration of Cantaloupe during the current fiscal year and VendScreen during the prior fiscal year.  Management believes that non-GAAP net income (loss) is an important measure of USAT’s business. Non-GAAP net income (loss) is a non-GAAP financial measure which is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash provided by or (used in) operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Management uses the aforementioned non-GAAP measure to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that this non-GAAP financial measure serves as a useful metric for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance. Additionally, the Company utilizes non-GAAP net income (loss) as a metric in its executive officer and management incentive compensation plans.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $8.7 million for the nine months ended March 31, 2018 compared to cash of $4.3 million used in the same period in 2017.  The $13.0 million increase in cash provided by operating activities was primarily driven by a cash inflow of $13.2 million from the payment for finance receivables as well as a cash inflow of $15.1 million related to the timing of accounts payable and accrued expenses, partially offset by a $10.6 million increase in receivables primarily due to timing differences related to the remittance of credit card receipts, and a $3.6 million increase related to inventory due to purchases made to support the company’s anticipated future growth.

Cash used in investing activities was $67.9 million for the nine months ended March 31, 2018 compared to $2.7 million used in the same period in 2017.  The $65.2 million increase is primarily related to net cash consideration paid for the acquisition of Cantaloupe.

Cash provided by financing activities was $63.6 million for the nine months ended March 31, 2018 compared to $5.5 million provided by in the same period in 2017.  The $58.1 million increase was primarily due to the public offering which closed in July 2017 with net proceeds of $39.9 million as well as an increase of $35.0 million related to the Term Loan and Revolving Credit Facility, partially offset by $6.2 million in proceeds received from the exercise of the warrants during the nine months ended March 31, 2017 and an increase in repayments of debt of $3.2 million and the Line of Credit of $7.1 million during the nine months ended March 31, 2018

In September 2014, the Company reintroduced QuickStart, a program whereby our customers are able to purchase our ePort hardware via a five-year, non-cancellable finance agreement. Under the QuickStart program, the Company sells the equipment to customers and creates a long-term and current finance receivable for five-year agreements. In the third and fourth quarters of fiscal 2015, the Company signed vendor agreements with two finance companies, whereby our customers would enter into agreements directly with the finance companies as part of our QuickStart program. Under this scenario, the Company invoices the finance company for the equipment financed by our customer, and typically receives full payment within thirty days. Prior to the reintroduction of QuickStart, the Company had financed its customers’ acquisition of ePort equipment primarily through the JumpStart rental program. Under Jumpstart, the Company records an investing capital expenditure cash outflow for the equipment provided and fixed assets on the balance sheet, and then receives rental income from a month-to-month lease. Customers who utilize third party finance companies in connection with the QuickStart program improve our cash flow from operations, and our QuickStart program reduces cash flow needed for investing activities otherwise incurred by us for our JumpStart program.

Since entering into vendor agreements with third-party finance companies, the majority of QuickStart sales consummated have been with customers entering into agreements directly with the finance companies.  Additionally, from time to time during the nine months ended March 31, 2018, we sold finance receivables to financing companies.

Our customers have shifted from acquiring our products via JumpStart, which accounted for 60% of our gross connections in fiscal year 2014, to QuickStart and sales under normal trade receivable terms, which accounted for 89%, 91%, and 93% of our gross connections in fiscal years 2015, 2016, and 2017 respectively.  JumpStart accounted for approximately 1% of our gross new connections for the nine months ended March 31, 2018.

The Company is continually seeking to expand its outside financing partners in order to accommodate expected growth.

Sources of Cash

The Company’s net working capital, which is defined as current assets less current liabilities, increased $8.8 million from $5.8 million as of June 30, 2017,  to $14.6 million as of March 31, 2018.  As of March 31, 2018, the Company’s primary sources of cash include:

•	Cash on hand of approximately $17.1 million;

•

$2.5 million available under the Revolving Credit Facility provided we continue to satisfy the various covenants set forth in the loan agreement, including the requirement to meet the minimum quarterly Total Leverage Ratio and Fixed Charge Coverage Ratio;

•	Sales to third party lenders of all or a portion of our $13.6 million of finance receivables which may occur in future quarters; and

•	Anticipated cash which may be provided by operating activities in future quarters.

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

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness as of the end of the period covered by this Form 10-Q of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). We maintain disclosure controls and procedures to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective as of the end of such period.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

As previously reported, on June 1, 2016, a purported shareholder filed a purported derivative action on behalf of the Company in the Chester County, Pennsylvania, Court of Common Pleas (No. 2016-05225-MJ), against certain current and former officers and Directors.  On August 17, 2016, the Company filed with the Chester County Court a motion to dismiss the complaint. On March 8, 2017, the Court entered an order granting the Company’s motion to dismiss the complaint. On April 6, 2017, the plaintiff appealed the order to the Superior Court of Pennsylvania. On February 22, 2018, the Superior Court affirmed the Chester County Common Pleas Court’s dismissal of the action. The plaintiff did not file a Petition for Allowance of Appeal with the Pennsylvania Supreme Court, so the action is now concluded.

Item 3. Defaults Upon Senior Securities.

There were no defaults on any senior securities. On February 1, 2018, an additional $334 thousand of dividends were accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of March 31, 2018 was $14.99 million. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

Item 6. Exhibits.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 10,  2018, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of March 31, 2018 and June 30, 2017, (2) the Consolidated Statements of Operations for the three-month and nine-month periods ended March 31, 2018 and 2017, (3) the Consolidated Statements of Shareholders’ Equity for the nine-month period ended March 31, 2018, (4) the Consolidated Statements of Cash Flows for the nine-month period ended March 31, 2018 and 2017, and (5) the Notes to Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date: May 10, 2018	/s/ Stephen P. Herbert
Stephen P. Herbert,
Chief Executive Officer

Date: May 10, 2018	/s/ Priyanka Singh
Priyanka Singh
Chief Financial Officer