Form 10-Q
period 2018-09-30
USA TECHNOLOGIES INC
filed 2019-10-09
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
For the transition period from                           to
Commission file number 001-33365
USA Technologies, Inc.
_______________________________________________________________
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2679963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Deerfield Lane, Suite 300, Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)
(610) 989-0340
_______________________________________________________________
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name Of Each Exchange On Which Registered
Common Stock, no par value Series A Convertible Preferred Stock	USAT USATP	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of September 19, 2019 there were 60,008,481 outstanding shares of Common Stock, no par value.

USA TECHNOLOGIES, INC.

EXPLANATORY NOTE
This Quarterly Report on Form 10-Q of USA Technologies, Inc. (the “Company”, “we”, and “us”) for the three months ended September 30, 2018, includes restatement of the following previously filed condensed consolidated unaudited financial statements and data (and related disclosures): (1) the condensed consolidated statements of operations and cash flows for the three months ended September 30, 2017; and (2) our management’s discussion and analysis of financial condition and results of operations as of and for the three months ended September 30, 2017, located in Part I Item 2 of this Form 10-Q. The restatement results from the adjustments proposed as a result of the Audit Committee’s internal investigation. See Note 2, Restatement of Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a detailed discussion of the review and effect of the restatement.
Financial information included in the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, and any related press releases, earnings releases, management’s report on the effectiveness of internal control over financial reporting, or investor communications should no longer be relied upon.

For more information regarding the restatement and the basis therefore, see the “Explanatory Note” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 which has been filed concurrently with this Form 10-Q.

Part I. Financial Information
Item 1. Consolidated Financial Statements
USA Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

($ in thousands)	September 30, 2018	June 30, 2018

Assets
Current assets:
Cash and cash equivalents	$68,262	$83,964
Accounts receivable, less allowance of $3,125 and $2,754, respectively	18,921	15,748
Finance receivables, net	5,141	4,603
Inventory, net	6,915	8,038
Prepaid expenses and other current assets	1,463	929
Total current assets	100,702	113,282

Non-current assets:
Finance receivables due after one year	12,770	13,246
Other assets	1,900	720
Property and equipment, net	9,778	11,273
Intangibles, net	28,533	29,325
Goodwill	64,149	64,149
Total non-current assets	117,130	118,713

Total assets	$217,832	$231,995

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$19,335	$30,468
Accrued expenses	21,848	19,291
Capital lease obligations and current obligations under long-term debt	33,889	34,639
Income taxes payable	11	—
Deferred revenue	1,428	511
Total current liabilities	76,511	84,909

Long-term liabilities:
Deferred income taxes	71	67
Capital lease obligations and long-term debt, less current portion	932	1,127
Accrued expenses, less current portion	66	66
Total long-term liabilities	1,069	1,260

Total liabilities	$77,580	$86,169
Commitments and contingencies (Note 14)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preferences of $19,777 and $19,443 at September 30, 2018 and June 30, 2018, respectively	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—
Common stock, no par value, 640,000,000 shares authorized, 60,012,155 and 59,998,811 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	375,806	375,436
Accumulated deficit	(238,692)	(232,748)
Total shareholders’ equity	137,114	142,688
Total liabilities, convertible preferred stock and shareholders’ equity	$217,832	$231,995
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,
($ in thousands, except per share data)	2018	2017
Revenue:
License and transaction fees	$28,971	$19,397
Equipment sales	4,551	5,862
Total revenue	33,522	25,259

Costs of sales:
Cost of services	18,544	13,247
Cost of equipment	4,868	5,831
Total costs of sales	23,412	19,078

Gross profit	10,110	6,181

Operating expenses:
Selling, general and administrative	9,450	6,924
Investigation and restatement expenses	4,526	—
Integration and acquisition costs	922	762
Depreciation and amortization	1,133	245
Total operating expenses	16,031	7,931

Operating loss	(5,921)	(1,750)

Other income (expense):
Interest income	405	80
Interest expense	(786)	(473)
Total other expense, net	(381)	(393)

Loss before income taxes	(6,302)	(2,143)
Provision for income taxes	(18)	(28)

Net loss	(6,320)	(2,171)
Preferred dividends	(334)	(334)
Net loss applicable to common shares	$(6,654)	$(2,505)
Net loss per common share
Basic	$(0.11)	$(0.05)
Diluted	$(0.11)	$(0.05)
Weighted average number of common shares outstanding
Basic	60,053,912	47,573,364
Diluted	60,053,912	47,573,364
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

Three Month Period Ended September 30, 2017

	Common Stock		Accumulated Deficit	Total
($ in thousands)	Shares	Amount
Balance, June 30, 2017	40,331,645	$245,999	$(221,531)	$24,468
Issuance of common stock in relation to public offering, net of offering costs incurred of $3,237	9,583,332	39,888	—	39,888
Stock based compensation	279,754	409	—	409
Excess tax benefit from stock plans	—	—	67	67
Net loss	—	—	(2,171)	(2,171)
Balance, September 30, 2017	50,194,731	$286,296	$(223,635)	$62,661

Three Month Period Ended September 30, 2018

	Common Stock		Accumulated Deficit	Total
($ in thousands)	Shares	Amount
Balance, June 30, 2018	59,998,811	$375,436	$(232,748)	$142,688
Cumulative effect adjustment for ASC 606 adoption	—	—	376	376
Stock based compensation	13,344	370	—	370
Net loss	—	—	(6,320)	(6,320)
Balance, September 30, 2018	60,012,155	$375,806	$(238,692)	$137,114
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended September 30,
($ in thousands)	2018	2017
OPERATING ACTIVITIES:
Net loss	$(6,320)	$(2,171)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash stock based compensation	415	409
Gain on disposal of property and equipment	7	(18)
Non-cash interest and amortization of debt discount	22	17
Bad debt expense	509	168
Provision for inventory reserve	212	221
Depreciation and amortization	2,147	1,370
Excess tax benefits	—	67
Deferred income taxes	4	16
Changes in operating assets and liabilities:
Accounts receivable	(3,678)	(3,149)
Finance receivables, net	(63)	9,168
Inventory, net	1,707	(3,900)
Prepaid expenses and other assets	(220)	(103)
Accounts payable and accrued expenses	(8,665)	(1,490)
Deferred revenue	(210)	171
Income taxes payable	11	(55)
Net cash (used in) provided by operating activities	(14,122)	721

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(693)	(720)
Proceeds from sale of property and equipment, including rentals	30	45
Net cash used in investing activities	(663)	(675)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	42	—
Issuance of common stock in public offering, net	—	39,888
Repayment of capital lease obligations and long-term debt	(959)	(809)
Net cash (used in) provided by financing activities	(917)	39,079

Net (decrease) increase in cash and cash equivalents	(15,702)	39,125
Cash and cash equivalents at beginning of year	83,964	12,745
Cash and cash equivalents at end of period	$68,262	$51,870

Supplemental disclosures of cash flow information:
Interest paid in cash	$740	$431
Income taxes paid in cash	$—	$—
Supplemental disclosures of noncash financing and investing activities:
Equipment and software acquired under capital lease	$—	$227
See accompanying notes.

USA Technologies, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
1. BUSINESS
USA Technologies, Inc. (the “Company”, “We”, “USAT”, or “Our”) was incorporated in the Commonwealth of Pennsylvania in January 1992. We are a provider of technology-enabled solutions and value-added services that facilitate electronic payment transactions and consumer engagement services primarily within the unattended Point of Sale (“POS”) market. We are a leading provider in the small ticket, beverage and food vending industry in the United States and are expanding our solutions and services to other unattended market segments, such as amusement, commercial laundry, kiosk and others. Since our founding, we have designed and marketed systems and solutions that facilitate electronic payment options, as well as telemetry and IoT services, which include the ability to remotely monitor, control, and report on the results of distributed assets containing our electronic payment solutions. Historically, these distributed assets have relied on cash for payment in the form of coins or bills, whereas, our systems allow them to accept cashless payments such as through the use of credit or debit cards or other emerging contactless forms, such as mobile payment. The connection to the ePort Connect platform also enables consumer loyalty programs, national rewards programs and digital content, including advertisements and product information to be delivered at the point of sale.
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
INTERIM FINANCIAL INFORMATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s June 30, 2018 Annual Report on Form 10-K, which has been filed concurrently with this Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included.  Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019.  The balance sheet at June 30, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
Overview
Concurrently with the filing of this Form 10-Q, the Company filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the "Form 10-K") containing our audited consolidated financial statements for the fiscal years ended June 30, 2019 and 2018, which have not previously been filed, as well as restatements of the following previously filed consolidated financial statements: (i) our audited consolidated financial statements for the fiscal year ended June 30, 2017; (ii) our selected financial data as of and for the fiscal years ended June 30, 2017, 2016 and 2015 contained in Item 6 of the Form 10-K; and (iii) our unaudited condensed consolidated financial statements for the fiscal quarters ended September 30, 2017 and 2016, December 31, 2017 and 2016, and March 31, 2018 and 2017 in Note 20, “Unaudited Quarterly Data” of the Notes to Consolidated Financial Statements.
We have not filed and do not intend to file amendments to any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatements of our consolidated financial statements. In addition, we have not filed and do not intend to file a separate Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Concurrent with this filing, we are filing our Quarterly Reports on Form 10-Q for each of the fiscal quarters ended December 31, 2018 and March 31, 2019 (together with this Form 10-Q, the “Fiscal Year 2019 Form 10-Qs”). We have not timely filed our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and the Fiscal Year 2019 Form 10-Qs as a result of the internal investigation of the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) and the subsequent restatement of certain of our prior period financial statements as more fully described below.
Background
On September 11, 2018, the Company announced that the Audit Committee with the assistance of independent legal and forensic accounting advisors, was in the process of conducting an internal investigation of current and prior period matters relating to certain of the Company’s contractual arrangements, including the accounting treatment, financial reporting and internal controls related to such arrangements. The Audit Committee’s investigation focused principally on certain customer transactions entered into by the Company during fiscal years 2017 and 2018.
On January 14, 2019, the Company reported that the Audit Committee’s internal investigation was substantially completed, the principal findings of the internal investigation, and the remedial actions to be implemented by the Company as a result of the internal investigation. The Audit Committee found that, for certain of the customer transactions under review, the Company had prematurely recognized revenue. The Audit Committee proposed certain adjustments to previously reported revenues related to fiscal quarters occurring during the 2017 and 2018 fiscal years of the Company. In most cases, revenues that had been recognized prematurely were, or were expected to be, recognized in subsequent quarters, including quarters subsequent to the quarters impacted by the investigative findings. The investigation further found that certain items that had been recorded as expenses, such as the payment of marketing or servicing fees, were more appropriately treated as contra-revenue items in earlier fiscal quarters.
On February 4, 2019, the Board of Directors of the Company, upon the recommendation of the Audit Committee, and based upon the adjustments to previously reported revenues proposed by the Audit Committee, determined that the following financial statements previously issued by the Company should no longer be relied upon: (1) the audited consolidated financial statements for the fiscal year ended June 30, 2017; and (2) the quarterly and year-to-date unaudited condensed consolidated financial statements for September 30, 2017, December 31, 2017, and March 31, 2018.

On October 7, 2019, the Board of Directors of the Company, upon the recommendation of the Audit Committee, and based upon the non-investigatory adjustments described below, determined that the following financial statements previously issued by the Company should no longer be relied upon: (1) the audited consolidated financial statements for the fiscal year ended June 30, 2015; (2) the audited consolidated financial statements for the fiscal year ended June 30, 2016; and (3) the quarterly and year-to-date unaudited condensed consolidated financial statements for September 30, 2016, December 31, 2016, and March 31, 2017.
In addition to the Audit Committee investigation matter described above, the Company also corrected for (i) out of period adjustments and errors related to the Company's acquisition and financial integration of Cantaloupe and (ii) out of period adjustments and errors identified during management's review of significant accounts and transactions.
The acquisition and financial integration-related adjustments referred to in (i) above were made in the restatement and relate to errors in the purchase accounting for our acquisition of Cantaloupe and errors in periods subsequent to the acquisition resulting from an ineffective integration of the financial systems and processes of the acquired entity with those of the Company.
The significant account and transaction review adjustments referred to in (ii) above were made in the restatement and relate to revenue recognition, deferred income tax accounting, sales-tax reserves, reserves for bad debts, inventory reserves, sale-leaseback accounting, balance sheet classification of preferred stock, and various other matters.
Effect of Restatement on Previously Filed September 30, 2017 Form 10-Q
A summary of the impact of these matters on income (loss) before taxes is presented below:

($ in thousands)	Increase / (Decrease) Restatement Impact
Three months ended September 30, 2017
Audit Committee Investigation-related Adjustments:
Revenue	$(411)
Costs of sales	$165
Gross profit	$(576)
Operating loss	$(576)
Loss before income taxes	$(576)

Significant Account and Transaction Review and Other:
Revenue	$53
Costs of sales	$497
Gross profit	$(444)
Operating loss	$(622)
Loss before income taxes	$(886)
A summary of the impact of these matters on the condensed consolidated balance sheet is presented below, excluding any tax effect from the restatement adjustments in the aggregate:

($ in thousands)	Increase / (Decrease) Restatement Impact
As of September 30, 2017
Audit Committee Investigation-related Adjustments:
Accounts receivable	$(315)
Finance receivables, net	$(1,640)
Inventory, net	$941
Prepaid expenses and other current assets	$25
Other assets	$82
Accounts payable	$270
Accrued expenses	$803

Significant Account and Transaction Review and Other:
Accounts receivable	$77
Inventory, net	$(305)
Prepaid expenses and other current assets	$(136)
Other assets	$(543)
Property and equipment, net	$(1,149)
Accounts payable	$25
Accrued expenses	$8,319
Capital lease obligations and current obligations under long-term debt	$(21)
Deferred revenue	$(27)
Deferred gain from sale-leaseback transactions	$(198)
Deferred gain from sale-leaseback transactions, less current portion	$(99)
Common stock	$(166)
The restatement adjustments were tax effected and any tax adjustments reflected in the condensed consolidated financial statements in this note relate entirely to the tax effect on the restatement adjustments.

The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company's previously reported financial statements as of and for the three months ended September 30, 2017.
The effect of the restatement on the previously filed condensed consolidated balance sheet as of September 30, 2017 is as follows:

	As of September 30, 2017
($ in thousands)	As Previously Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$51,870	$—	$51,870
Accounts receivable	10,288	(473)	9,815
Finance receivables, net	3,082	(1,641)	1,441
Inventory, net	8,240	636	8,876
Prepaid expenses and other current assets	1,122	(66)	1,056
Total current assets	74,602	(1,544)	73,058

Non-current assets:
Finance receivables due after one year, net	7,742	—	7,742
Other assets	750	(461)	289
Property and equipment, net	11,850	(1,149)	10,701
Deferred income taxes	28,205	(28,205)	—
Intangibles, net	578	—	578
Goodwill	11,492	—	11,492
Total non-current assets	60,617	(29,815)	30,802

Total assets	$135,219	$(31,359)	$103,860

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$14,211	$295	$14,506
Accrued expenses	3,795	8,422	12,217
Line of credit, net	7,051	—	7,051
Capital lease obligations and current obligations under long-term debt	2,649	(21)	2,628
Income taxes payable	10	(10)	—
Deferred revenue	—	439	439
Deferred gain from sale-leaseback transactions	197	(197)	—
Total current liabilities	27,913	8,928	36,841

Long-term liabilities:
Deferred income taxes	—	109	109
Capital lease obligations and long-term debt, less current portion	1,049	—	1,049
Accrued expenses, less current portion	62	—	62
Deferred gain from sale-leaseback transactions, less current portion	99	(99)	—
Total long-term liabilities	1,210	10	1,220

Total liabilities	$29,123	$8,938	$38,061
Commitments and contingencies
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $19,109 at September 30, 2017	—	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—	—
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $19,109 at September 30, 2017	3,138	(3,138)	—
Common stock, no par value, 640,000,000 shares authorized, 50,194,731 shares issued and outstanding at September 30, 2017	286,463	(167)	286,296
Accumulated deficit	(183,505)	(40,130)	(223,635)
Total shareholders’ equity	106,096	(43,435)	62,661
Total liabilities, convertible preferred stock and shareholders’ equity	$135,219	$(31,359)	$103,860

The effect of the restatement on the previously filed condensed consolidated statement of operations for the three months ended September 30, 2017 is as follows:

	Three months ended September 30, 2017
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated

Revenue:
License and transaction fees	$19,944	$(547)	$19,397
Equipment sales	5,673	189	5,862
Total revenue	25,617	(358)	25,259

Costs of sales:
Cost of services	13,326	(79)	13,247
Cost of equipment	5,090	741	5,831
Total costs of sales	18,416	662	19,078
Gross profit	7,201	(1,020)	6,181

Operating expenses:
Selling, general and administrative	6,746	178	6,924
Integration and acquisition costs	762	—	762
Depreciation and amortization	245	—	245
Total operating expenses	7,753	178	7,931
Operating loss	(552)	(1,198)	(1,750)

Other income (expense):
Interest income	80	—	80
Interest expense	(209)	(264)	(473)
Total other expense, net	(129)	(264)	(393)

Loss before income taxes	(681)	(1,462)	(2,143)
Benefit (provision) for income taxes	468	(496)	(28)

Net loss	(213)	(1,958)	(2,171)
Preferred dividends	(334)	—	(334)
Net loss applicable to common shares	$(547)	$(1,958)	$(2,505)
Net loss per common share
Basic	$(0.01)	$(0.04)	$(0.05)
Diluted	$(0.01)	$(0.04)	$(0.05)
Weighted average number of common shares outstanding
Basic	47,573,364	—	47,573,364
Diluted	47,573,364	—	47,573,364

The effect of the restatement on the previously filed condensed consolidated statement of cash flows for the three months ended September 31, 2017 is as follows:

	Three months ended September 30, 2017
($ in thousands)	As Previously Reported	Adjustments	As Restated

OPERATING ACTIVITIES:
Net loss	$(213)	$(1,958)	$(2,171)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash stock-based compensation	576	(167)	409
(Gain) loss on disposal of property and equipment	(18)	—	(18)
Non-cash interest and amortization of debt discount	15	2	17
Bad debt expense	118	50	168
Provision for inventory reserve	—	221	221
Depreciation and amortization	1,492	(122)	1,370
Excess tax benefits	67	—	67
Deferred income taxes	(535)	551	16
Recognition of deferred gain from sale-leaseback transactions	(43)	43	—
Changes in operating assets and liabilities:
Accounts receivable	(3,192)	43	(3,149)
Finance receivables, net	8,771	397	9,168
Inventory, net	(3,648)	(252)	(3,900)
Prepaid expenses and other current assets	(217)	114	(103)
Accounts payable and accrued expenses	(2,168)	678	(1,490)
Deferred revenue	—	171	171
Income taxes payable	—	(55)	(55)
Net cash provided by operating activities	1,005	(284)	721

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(992)	272	(720)
Proceeds from sale of property and equipment, including rentals	45	—	45
Net cash used in investing activities	(947)	272	(675)

FINANCING ACTIVITIES:
Issuance of common stock in public offering, net	39,888	—	39,888
Repayment of capital lease obligations and long-term debt	(821)	12	(809)
Net cash provided by financing activities	39,067	12	39,079

Net increase in cash and cash equivalents	39,125	—	39,125
Cash and cash equivalents at beginning of year	12,745	—	12,745
Cash and cash equivalents at end of period	$51,870	$—	$51,870
3. ACCOUNTING POLICIES
RECENT ACCOUNTING PRONOUNCEMENTS
Accounting pronouncements adopted
In January 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which eliminates Step 2 from the goodwill impairment test.  Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We early adopted ASU 2017-04 for impairment tests to be performed on testing dates after July 1, 2017, which did not impact our condensed consolidated financial statements.
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
The primary impact of adoption was the recognition of excess tax benefits in the Company's provision for income taxes which is applied prospectively starting July 1, 2017 in accordance with the guidance. Adoption of the new standard resulted in the recognition of $31 thousand of excess tax benefits in the Company's provision for income taxes for the year ended June 30, 2018. Through June 30, 2017 excess tax benefits were reflected as a reduction of deferred tax assets via reducing actual operating loss carryforwards because such benefits had not reduced income taxes payable. Under the new standard the treatment of excess tax benefits changed and the cumulative excess tax benefits as of June 30, 2017 amounting to $67 thousand were credited to accumulated deficit. The adoption of ASU No. 2016-09 did not impact our statement of cash flows for the three months ended September 30, 2018 and 2017.
In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." The standard adds guidance to ASC 740, Income Taxes, that contain SEC guidance related to SAB 118. The standard is effective upon issuance. Refer to Note 12 for further information regarding the impact of the standard.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business.” ASU 2017-01 provides guidance in ascertaining whether a collection of assets and activities is considered a business. The Company adopted this standard as of July 1, 2018, and its adoption did not have a material effect on the Company’s condensed consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting.” The standard provides guidance about which changes to the terms or conditions of a share-based payment award require modification accounting, which may result in a different fair value for the award. The Company adopted this standard as of July 1, 2018, and it will be applied prospectively to awards modified on or after the adoption date. Its adoption did not have a material effect on the Company's condensed consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments.” The new guidance makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted this standard as of July 1, 2018 on a retrospective basis, and its adoption did not have a material effect on the Company’s condensed consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606) (“the New Standard”). The New Standard provides a single model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The New Standard also requires expanded qualitative and quantitative disclosures about the nature, timing and uncertainty of revenue and cash flows rising from contracts with customers. The Company adopted the New Standard on July 1, 2018, using the modified retrospective method applied to those contracts which were not completed as of July 1, 2018. Results for reporting periods beginning after July 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic revenue recognition methodology under ASC 605. Refer to Note 5 for further discussion.
Accounting pronouncements to be adopted
The Company is evaluating whether the effects of the following recent accounting pronouncements, or any other recently issued but not yet effective accounting standards, will have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which will require, among other items, lessees to recognize a right of use asset and a related lease liability for most leases on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. The Company adopted this new guidance on July 1, 2019, using the optional modified retrospective transition method. The Company expects the adoption to result in gross up on its consolidated balance sheets from the recognition of assets and liabilities arising out of operating leases. The Company will recognize assets for the right to use the underlying leased property during the lease term and will recognize liabilities for the corresponding financial obligation to make lease payments to the lessor.

The Company plans to elect the transition package of practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. The Company is substantially complete with the evaluation of the impact on the condensed consolidated financial statements of adopting the new lease standard and does not anticipate a material impact on the condensed consolidated statements of operations, shareholders’ equity, and cash flows or to retained earnings. Additionally, the Company does not anticipate the adoption of the standard will impact any debt covenants or result in significant changes to the internal processes, including the internal control over financial reporting. The Company’s operating leases primarily comprise of office facilities, with the most significant leases relating to corporate headquarters in Malvern, Pennsylvania and an office in San Francisco, California. The Company is in the process of finalizing changes to its systems and processes in conjunction with its review of lease agreements and will disclose the actual impact of adopting ASU 2016-02 in its interim report on Form 10-Q for the quarter ended September 30, 2019.
In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements”. These amendments provide clarifications and corrections to certain ASC subtopics including “Compensation - Stock Compensation - Income Taxes” (Topic 718-740), “Business Combinations - Income Taxes” (Topic 805-740) and “Fair Value Measurement - Overall” (Topic 820-10). The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. The Company is currently evaluating and assessing the impact this guidance will have on its condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The new guidance changes the accounting for estimated credit losses pertaining to certain types of financial instruments including, but not limited to, trade and lease receivables. This pronouncement will be effective for fiscal years beginning after December 15, 2019. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018.The Company is currently evaluating and assessing the impact this guidance will have on its condensed consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting.” The standard simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. The Company expects that the adoption of this ASU would not have a material impact on the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other (Topic 350): Internal-Use Software.” This standard aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning July 1, 2020. The Company is currently evaluating and assessing the impact this guidance will have on its condensed consolidated financial statements.
4. ACQUISITION OF CANTALOUPE SYSTEMS, INC.
On November 9, 2017, the Company acquired all of the outstanding equity interests of Cantaloupe pursuant to the Merger Agreement, for approximately $88.2 million in aggregate consideration.  Cantaloupe is a premier provider of cloud and mobile solutions for vending, micro markets, and office coffee service.
The acquisition expanded the Company’s existing platform to become an end-to-end enterprise platform integrating Cantaloupe’s Seed Cloud, which provides cloud and mobile solutions for dynamic route scheduling, automated pre-kitting, responsive merchandising, inventory management, warehouse and accounting management, as well as cashless vending. In addition to new technology and services, due to Cantaloupe’s existing customer base, the acquisition expands the Company’s footprint into new global markets.
The fair value of the purchase price consideration consisted of the following:

($ in thousands)
Cash consideration, net of cash acquired	$65,181
USAT shares issued as stock consideration (As Restated)	23,279
Post-closing adjustment for working capital	(253)
Total consideration (As Restated)	$88,207

The Company financed a portion of the purchase price with proceeds from a $25.0 million term loan (“Term Loan”) and $10.0 million of borrowings under a line of credit (“Revolving Credit Facility”), provided by JPMorgan Chase Bank, N.A., for an aggregate principal amount of $35.0 million.  Refer to Note 10 for additional details.
The acquisition of Cantaloupe was accounted for as a business combination using the acquisition method. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at the date of acquisition at their respective fair values using assumptions that are subject to change. The Company has finalized its valuation of certain assets and liabilities recorded in connection with this transaction as of June 30, 2018.
The following table summarizes the fair value of total consideration transferred to the holders of all of the outstanding equity interests of Cantaloupe at the acquisition date of November 9, 2017:

($ in thousands)	November 9, 2017 (As Restated)
Accounts receivable	$2,921
Finance receivables	1,480
Inventory	282
Prepaid expense and other current assets	646
Finance receivables due after one year	3,603
Other assets	50
Property and equipment	2,234
Intangibles	30,800
Total assets acquired	42,016
Accounts payable	(1,591)
Accrued expenses	(2,401)
Deferred revenue	(518)
Capital lease obligations and current obligations under long-term debt	(666)
Capital lease obligations and long-term debt, less current portion	(1,134)
Deferred income tax liabilities	(157)
Total identifiable net assets	35,549
Goodwill	52,658
Total fair value	$88,207
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

Three months ended September 30, 2017
($ in thousands, except per share data)
Revenue	$30,889
Net loss attributable to USAT	(2,020)
Net loss attributable to USAT common shares	$(2,354)
Net loss per share:
Basic	$(0.04)
Diluted	$(0.04)
Weighted average number of common shares outstanding:
Basic	53,548,814
Diluted	53,548,814
The supplemental unaudited pro forma earnings for the three months ended September 30, 2017 were adjusted to exclude $0.8 million of integration and acquisition costs.
5. REVENUE
Adoption of ASC 606, Revenue from Contracts with Customers
In applying the new revenue guidance, the Company evaluated its population of open contracts with customers on July 1, 2018. The effect of adoption of this new guidance on the Condensed Consolidated Balance Sheet as of July 1, 2018 was to increase prepaid expenses and other current assets, other assets, and deferred revenue, with an offsetting decrease in the opening accumulated deficit, as follows:

	June 30, 2018		July 1, 2018
($ in thousands)	As Reported	Adjustment	Revised

ASSETS
Prepaid expenses and other current assets	$929	$251	$1,180
Other assets	720	1,254	1,974
LIABILITIES
Deferred revenue	511	1,127	1,638
SHAREHOLDERS' EQUITY
Accumulated deficit	(232,748)	376	(232,372)

The impact of the adoption of ASC 606 by financial statement line item within the Condensed Consolidated Balance Sheet as of September 30, 2018 and Condensed Consolidated Statement of Operations for the three months ended September 30, 2018 is as follows:

	September 30, 2018		September 30, 2018
($ in thousands)	As Reported	Adjustment	Under Legacy Guidance

BALANCE SHEET
Prepaid expenses and other current assets	$1,463	$(253)	$1,210
Other assets	1,900	(1,264)	636
Deferred revenue	1,428	(1,116)	312
Accumulated deficit	(238,692)	(400)	(239,092)
STATEMENT OF OPERATIONS
License and transaction fees	28,971	(11)	28,960
Selling, general and administrative	9,450	12	9,462
Net loss	(6,320)	(23)	(6,343)
The adoption of ASC 606 had no effect on the cash flows from operating activities, investing activities or financing activities included in the Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2018.

Revenue Recognition Under ASC 606 (Periods commencing after July 1, 2018)

The Company provides an end-to-end payment solution which integrates hardware, software, and payment processing in the self-service retail market. The Company has contractual agreements with customers that set forth the general terms and conditions of the relationship, including pricing of goods and services, payment terms and contract duration. Revenue is recognized when the obligation under the terms of the Company’s contract with its customer is satisfied and is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services.

The foundation of the Company’s business model is to act as the Merchant of Record for its sellers. We provide cashless vending payment services in exchange for monthly service fees, in addition to collecting usage-based consideration for completed transactions. The contracts we enter into with third-party suppliers provide us with the right to access and direct their services when processing a transaction. The Company combines the services provided by third-party suppliers to enable customers to accept cashless payment transactions, indicating that it controls all inputs in directing their use to create the combined service. Additionally, we sell cashless payment devices (e.g., e-Ports, Seed), which are either directly sold or leased through the Company’s QuickStart or JumpStart programs.

Cashless vending services represent a single performance obligation as the combination of the services provided gives the customer the ability to accept cashless payments. Certain services are distinct, but are not accounted for separately as the rights are conterminous, they are transferred concurrently and the outcome is the same as accounting for the services as individual performance obligations. The single performance obligation is determined to be a stand-ready obligation to process payments whenever a consumer intends to make a purchase at a point-of-sale device. As the Company is unable to predict the timing and quantity of transactions to be processed, the assessment of the nature of the performance obligation is focused on each time increment rather than the underlying activity. Therefore, cashless vending services are viewed to comprise a series of distinct days of service that are substantially the same and have the same pattern of transfer to the customer. As a result, the promise to stand ready is accounted for as a single performance obligation.

Revenue related to cashless vending services is recognized over the period in which services are provided, with usage-based revenue recognized as transactions occur. Consideration for this service includes fixed fees for standing ready to process transactions, and generally also includes usage-based fees, priced as a percentage of transaction value and/or a specified fee per transaction processed. The total transaction price of usage-based services is determined to be variable consideration as it is based on unknown quantities of services to be performed over the contract term. The underlying variability is satisfied each day the service is performed and provided to the customer. Clients are billed for cashless vending services on a monthly basis and for transaction processing as transactions occur.

Equipment sales represent a separate performance obligation, the majority of which is satisfied at a point in time through outright sales or sales-type leases (ASC 840) when the equipment is delivered to the customer. Revenues related to JumpStart equipment are recognized over time as the customer obtains the right to use the equipment through an operating leases, however these are not significant to the Company’s total revenue.

USAT will occasionally offer volume discounts, rebates or credits on certain contracts, which is considered variable consideration. USAT uses either the most-likely or estimated value method to estimate the amount of the consideration, based on what the Company expects to better predict the amount of consideration to which it will be entitled to on a contract-by-contract basis. The Company will qualitatively assess if the variable consideration should be constrained to prevent possible significant reversal of revenue, as applicable.

The Company assesses the goods and/or services promised in each customer the contract and separately identifies a performance obligation for each promise to transfer to the customer a distinct good or service. The Company then allocates the transaction price to each performance obligation in the contract using relative standalone selling prices. The Company determines standalone selling prices based on the price at which a good or service is sold separately. If the standalone selling price is not observable through historic data, the Company estimates the standalone selling price by considering all reasonably available information, including market data, trends, as well as other company or customer-specific factors.

The Company recognizes fees charged to our customers primarily on a gross basis as transaction revenue when we are the principal in respect of completing a payment transaction. As a principal to the transaction, we control the service of completing payments for our customers through the payment ecosystem. The fees paid to payment processors and other financial institutions are recognized as transaction expense. For certain transactions in which we act in the capacity as an agent, those transactions are recorded on a net basis.

Disaggregated Revenue

Based on similar operational and economic characteristics, the Company’s revenue from contracts with customers is disaggregated by License and Transaction Fees and Equipment Sales, as reported in the Company’s Condensed Consolidated Statements of Operations. The Company believes these revenue categories depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are influenced by economic factors, and also represents the level at which management makes operating decisions and assesses financial performance.

Transaction Price Allocated to Future Performance Obligations

In determining the transaction price allocated to unsatisfied performance obligations, we did not include non-recurring charges. Further, we applied the practical expedient to not consider arrangements with an original expected duration of one year or less, which are primarily month to month rental agreements. The majority of contracts are considered to have a contractual term of between 36 and 60 months based on implied and explicit termination penalties. These amounts will be converted into revenue in future periods as work is performed, primarily based on the services provided or at delivery and acceptance of products, depending on the applicable accounting method.
The following table reflects the estimated fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

($ in thousands)	As of September 30, 2018

2020	7,551
2021	9,256
2022	7,443
2023	5,887
2024 and thereafter	3,629
Total	$33,766

Warranties and Returns

The Company offers standard warranties that provide the customer with assurance that its equipment will function in accordance with contract specifications. The Company’s standard warranties are not sold separately, but are included with each customer purchase. Warranties are not considered separate performance obligations, and therefore, are estimated and recorded at the time of sale. The Company estimates an allowance for equipment returns at the date of sale on a monthly basis.

Accounts Receivable, Contract Assets and Contract Liabilities

A contract with a customer creates legal rights and obligations. As the Company performs performance obligations under customer contracts, a right to unconditional consideration is recorded as an account receivable.

Contract liabilities represent consideration received from customers in excess of revenues recognized (i.e., deferred revenue). Contract liabilities are classified as current or noncurrent based on the nature of the underlying contractual rights and obligations.

The Company’s contract liability (i.e., deferred revenue) balances are as follows:

Three months ended September 30,
($ in thousands)	2018

Deferred revenue, beginning of the period	$511
Plus: adjustment for adoption of ASC 606	1,127
Deferred revenue, beginning of the period, as adjusted	1,638
Deferred revenue, end of the period	1,428
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	156
The change in the contract liabilities period-over-period is primarily attributable to the result of timing difference between the Company’s satisfaction of a performance obligation and payment from the customer.

Contract Costs

The Company incurs costs to obtain contracts with customers, primarily in the form of commissions to sales employees. The Company recognizes as an asset the incremental costs of obtaining a contract with a customer if it expects to recover these costs. The Company currently does not incur material costs to fulfill its obligations under a contract once it is obtained but before transferring goods or services to the customer. At September 30, 2018, the Company had net capitalized costs to obtain contracts of $0.3 million and $1.3 million included in prepaid expenses and other current assets and other noncurrent assets on the condensed consolidated balance sheet, respectively.

Contract costs are amortized on a systematic basis consistent with the transfer to the customer of the goods or services to which the asset relates. A straight-line or proportional amortization method is used depending upon which method best depicts the pattern of transfer of the goods or services to the customer. In addition, these contract costs are evaluated for impairment by comparing, on a pooled basis, the expected future net cash flows from underlying customer relationships to the carrying amount of the capitalized contract costs.

In order to determine the appropriate amortization period for contract costs, the Company considers a number of factors, including expected early terminations, estimated terms of customer relationships, the useful lives of technology USAT uses to provide goods and services to its customers, whether future contract renewals are expected and if there is any incremental commission to be paid on a contract renewal. The Company amortizes these assets over the expected period of benefit. Costs to obtain a contract with an expected period of benefit of one year or less are expensed when incurred. During the three months ended September 30, 2018, amortization of capitalized contract costs was $0.1 million.
6. RESTRUCTURING/INTEGRATION COSTS
Subsequent to the Cantaloupe acquisition, the Company initiated workforce reductions to integrate the Cantaloupe business for which costs totaled $2.1 million for the year ended June 30, 2018.  The Company included these severance charges under “Integration and acquisition costs” within the Condensed Consolidated Statements of Operations, with the remaining outstanding balance included within “Accrued expenses” on the Condensed Consolidated Balance Sheet.  Liabilities for severance will generally be paid during the next twelve months.

The following table summarizes the Company’s severance activity for the three months ended September 30, 2018:

($ in thousands)	Workforce reduction
Balance at July 1, 2018	$1,019
Plus: additions	137
Less: cash payments	(301)
Balance at September 30, 2018	$855
7. FINANCE RECEIVABLES
Finance receivables consist of the following:

($ in thousands)	September 30, 2018	June 30, 2018
Finance receivables, net	$5,141	$4,603
Finance receivables due after one year	12,770	13,246
Total finance receivables, less allowance of $7 and $12, respectively	$17,911	$17,849
The Company routinely evaluates outstanding finance receivables for impairment based on past due balances or accounts otherwise determined to be at a higher risk of loss.  A finance receivable is classified as nonperforming if it is considered probable the Company will be unable to collect all contractual interest and principal payments as scheduled.
At September 30, 2018 and June 30, 2018, credit quality indicators consisted of the following:

($ in thousands)	September 30, 2018	June 30, 2018
Performing	$17,911	$17,849
Nonperforming	7	12
Total	$17,918	$17,861

Age Analysis of Past Due Finance Receivables
As of September 30, 2018
($ in thousands)	Current	30 and Under Days Past Due	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater than 90 Days Past Due	Total Finance Receivables
QuickStart Leases	$17,465	$126	$44	$102	$181	$17,918

Age Analysis of Past Due Finance Receivables
As of June 30, 2018
($ in thousands)	Current	30 and Under Days Past Due	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater than 90 Days Past Due	Total Finance Receivables
QuickStart Leases	$17,609	$56	$7	$56	$133	$17,861

8. EARNINGS (LOSS) PER SHARE
The calculation of basic earnings (loss) per share (“EPS”) and diluted EPS are presented below:

	Three months ended September 30,
($ in thousands, except per share data)	2018	2017

Numerator for basic and diluted loss per share
Net loss	$(6,320)	$(2,171)
Preferred dividends	(334)	(334)
Net loss available to common shareholders	$(6,654)	$(2,505)

Denominator for basic loss per share - Weighted average shares outstanding	60,053,912	47,573,364
Effect of dilutive potential common shares	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	60,053,912	47,573,364

Basic loss per share	$(0.11)	$(0.05)
Diluted loss per share	$(0.11)	$(0.05)
Antidilutive shares excluded from the calculation of diluted loss per share were 1,420,301 and 1,206,471 for the three months ended September 30, 2018 and September 30, 2017.
9. GOODWILL AND INTANGIBLES
Intangible asset balances and goodwill consisted of the following:

	As of September 30, 2018
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Non-compete agreements	$2	$(2)	$—	2 years
Brand and tradenames	1,695	(291)	1,404	3 - 7 years
Developed technology	10,939	(1,882)	9,057	5 - 6 years
Customer relationships	19,049	(977)	18,072	10 - 18 years
Total intangible assets	$31,685	$(3,152)	$28,533

Goodwill	64,149	—	64,149	Indefinite

Total intangible assets & goodwill	$95,834	$(3,152)	$92,682

	As of June 30, 2018
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Non-compete agreements	$2	$(2)	$—	2 years
Brand	1,695	(226)	1,469	3 - 7 years
Developed technology	10,939	(1,421)	9,518	5 - 6 years
Customer relationships	19,049	(711)	18,338	10 - 18 years
Total intangible assets	$31,685	$(2,360)	$29,325

Goodwill	64,149	—	64,149	Indefinite

Total intangible assets & goodwill	$95,834	$(2,360)	$93,474
For the three months ended September 30, 2018 and September 30, 2017 there was $0.8 million and $44 thousand in amortization expense related to intangible assets, respectively.
As set forth in the Merger Agreement, the Company finalized a post-working capital adjustment of $0.3 million during the quarter ended March 31, 2018.  Accordingly, this post-working capital adjustment is reflected within goodwill as of June 30, 2018.
10. DEBT AND OTHER FINANCING ARRANGEMENTS
The Company's debt and other financing arrangements as of September 30, 2018 and June 30, 2018 consisted of the following:

	As of September 30,	As of June 30,
($ in thousands)	2018	2018

Revolving Credit Facility	$10,000	$10,000
Term Loan	22,708	23,333
Other	2,355	2,689
Less: unamortized issuance costs	(242)	(256)
Total	34,821	35,766
Less: debt and other financing arrangements, current	(33,889)	(34,639)
Debt and other financing arrangements, noncurrent	$932	$1,127
Details of interest expense presented on the Condensed Consolidated Statements of Operations are as follows:

	Three months ended September 30,
($ in thousands)	2018	2017
Heritage Line of Credit	$—	$133
Revolving Credit Facility	175	—
Term Loan	350	—
Other interest expense	261	340
Total interest expense	$786	$473
Avidbank Line of Credit
On January 15, 2016, the Company and Avidbank Corporate Finance, a division of Avidbank (“Avidbank”) entered into a Fifteenth Amendment (the “Amendment”) to the Loan and Security Agreement (as amended, the “Avidbank Loan Agreement”) previously entered into between them. The Avidbank Loan Agreement provided for a secured revolving line of credit facility (the “Avidbank Line of Credit”) of up to $7.0 million and a three-year term loan to the Company in the principal amount of $3.0 million (the “Avidbank Term Loan”). The Amendment increased the amount available under the Avidbank Line of Credit to $7.5 million less the amount then outstanding under the Avidbank Term Loan. The outstanding balance of the amounts advanced under the Avidbank Line of Credit bear interest at 2% above the prime rate as published in The Wall Street Journal or five percent (5%), whichever is higher. The Avidbank Term Loan was used by the Company to repay to Avidbank an advance that had been made to the Company under the Avidbank Line of Credit in December 2015, and which had been used by the Company to pay for the VendScreen business. The Avidbank Term Loan provides that interest only is payable monthly during year one, interest and principal is payable monthly during years two and three, and all outstanding principal and accrued interest is due and payable on the third anniversary of the Avidbank Term Loan. The Avidbank Term Loan bears interest at an annual rate equal to 1.75% above the prime rate as published from time to time by The Wall Street Journal, or five percent (5%), whichever is higher.
Heritage Line of Credit
In March 2016, the Company entered into a Loan and Security Agreement with Heritage Bank of Commerce (“Heritage Bank”), providing for a secured revolving line of credit in an amount of up to $12.0 million (the “Heritage Line of Credit”) at an interest rate calculated based on the Federal Reserve’s Prime plus 2.25%. The Heritage Line of Credit and the Company’s obligations under the Heritage Loan Documents were secured by substantially all of the Company’s assets, including its intellectual property. The Company utilized approximately $7.0 million under the Heritage Line of Credit to satisfy the existing Avidbank Line of Credit and related Avidbank Term Loan.
During March 2017, the Company entered into the third amendment with Heritage Bank that extended the maturity date of the Line of Credit from March 29, 2017 to September 30, 2018.
On November 9, 2017, the Company paid all amounts due on the Loan and Security Agreement with Heritage Bank of Commerce. The Company recorded a charge of $0.1 million to write-off any remaining debt issuance costs related to the Line of Credit to interest expense in the quarter ending December 31, 2017. Pursuant to such payment, all commitments of Heritage Bank of Commerce were terminated, and the Heritage Loan and Security Agreement was terminated.
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
The proceeds of the Term Loan and borrowings under the Revolving Credit Facility, in an aggregate principal amount equal to $35.0 million, were used by the Company to finance a portion of the purchase price for the acquisition of Cantaloupe ($27.8 million) and repay existing indebtedness to Heritage Bank of Commerce ($7.2 million). Future borrowings under the Revolving Credit Facility may be used by the Company for working capital and general corporate purposes of the Company and its subsidiaries.  The principal amount of the Term Loan is payable quarterly beginning on December 31, 2017 and the Term Loan, all advances under the Revolving Credit Facility, and all other obligations must be paid in full at maturity, on November 9, 2022.
Loans under the five year credit agreement bear interest, at the Company's option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Company's Total Leverage Ratio as of the last day of each fiscal quarter. The applicable interest rate on the loans for the three months ended September 30, 2018 is LIBOR plus 4%. The Term Loan and Revolving Credit Facility contain customary representations and warranties and affirmative and negative covenants and require the Company to maintain a minimum quarterly Total Leverage Ratio and Fixed Charge Coverage Ratio. The Revolving Credit Facility and Term Loan also require the Company to furnish various financial information on a quarterly and annual basis.

Due to the Company's delay in filing its periodic reports, between September 28, 2018, and September 30, 2019, the parties entered into various agreements to provide for the extension of the delivery of the Company’s financial information required under the terms of the credit agreement. In connection with these agreements, the Company incurred extension fees due to the lender, totaling $0.2 million between September 28, 2018 and June 30, 2019. Additionally, during the quarter ended March 31, 2019 the Company prepaid $20.0 million of the balance outstanding under the Term Loan, $0.6 million of which was applied to the installment payment due on March 31, 2019 and the remainder of which was applied to the last repayment installment obligations due under the Term Loan. On September 30, 2019, the Company prepaid the remaining principal balance of the Term Loan of $1.5 million and agreed to permanently reduce the amount available under the Revolving Credit Facility to $10 million which represented the outstanding balance on the date thereof. The agreements also provide that the Company cannot incur additional borrowings on the Revolving Credit Facility without the Lender‘s prior consent. Further, the parties agreed that the applicable interest rate on the Revolving Credit Facility and Term Loan will be LIBOR plus 4% until such time as the Company delivers certain financial information required under the credit agreement.

On March 29, 2019 and September 18, 2019, the Company obtained waivers of an event of default under the credit agreement. The event of default is the result of the Company having maintained deposits on account with a financial institution in excess of the amounts permitted by the credit agreement and not having transferred certain deposit accounts to the Lender. The waiver requires the Company to remedy the event of default by March 31, 2020 by which time the Company expects to be in compliance with the underlying covenant. As of June 30, 2019, the Company is not in compliance with the fixed charge coverage ratio and the total leverage ratio, which represents an event of default under the credit agreement. The Company has classified all amounts outstanding under the Revolving Credit Facility and Term Loan as current liabilities as of September 30, 2018 and June 30, 2018.
Other Long-Term Borrowings
In connection with the acquisition of Cantaloupe, the Company assumed debt of $1.8 million with an outstanding balance of $1.3 million and $1.4 million as of September 30, 2018 and June 30, 2018 respectively. The balance for the period ended September 30, 2018 and June 30, 2018 is comprised of: (i) $0.4 million and $0.4 million of promissory notes bearing an interest rate of 5% and maturing on April 5, 2020 with principal and interest payments due monthly; (ii) $0.6 million and $0.7 million of promissory notes bearing an interest rate of 10% and maturing on April 1, 2021 with principal and interest payments due quarterly; and (iii) $0.2 million and $0.3 million of promissory notes bearing an interest rate of 12% and maturing on December 15, 2019 with principal and interest payments due quarterly.
The Company periodically enters into capital lease obligations to finance certain office and network equipment for use in its daily operations. At September 30, 2018 and June 30, 2018, such capital lease obligations were $0.3 million and $0.4 million , respectively. The interest rates on these obligations range from approximately 5.6% to 9.0% and the lease terms range from 2 to 5 years.
11. FAIR VALUE MEASUREMENTS
The Company’s financial instruments, principally accounts receivable, cash equivalents, accounts payable, accrued expenses, and short-term finance receivables, are carried at cost which approximates fair value due to the short-term maturity of these instruments. The fair value of the Company’s obligations under its long-term debt agreements approximate their carrying value as such instruments are at market rates currently available to the Company.
12. INCOME TAXES
On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was signed into law. Substantially all of the provisions of the Act are effective for taxable years beginning after December 31, 2017. The Act includes significant changes to the Internal Revenue Code of 1986 (as amended, the “Code”), including amendments which significantly change the taxation of individuals and business entities. The Act contains numerous provisions impacting the Company, the most significant of which reduces the Federal corporate statutory tax rate from 34% to 21%, as well as the elimination of the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized, the creation of a new limitation on deductible interest expense, and the change in rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
The various provisions under the Act deemed most relevant to the Company have been considered in preparation of its condensed consolidated financial statements as of September 30, 2018. To the extent that clarifications or interpretations materialize in the future that would impact upon the effects of the Act incorporated into the September 30, 2018 financial statements, those effects will be reflected in the future as or if they materialize.
For the three months ended September 30, 2018, the Company recorded an income tax provision of $18 thousand, which primarily relates to state income and franchise taxes. The provision is based upon actual loss before income taxes for the three months ended September 30, 2018, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.
The accounting for deferred income taxes in the acquisition of Cantaloupe did not consider the potential effects of IRS Code Section 382 relating to the limitation on use of operating loss carryforwards created by Cantaloupe for its changes in ownership because the analysis required for such determination has not yet been completed. If upon completion of such analysis there are limitations on the use of operating loss carryforwards created by Cantaloupe totaling approximately $16.3 million. The potential impact is immaterial to the condensed consolidated financial statements due to the existing valuation allowance recorded against the Company’s deferred tax assets.

For the three months ended September 30, 2017, an income tax provision of $28 thousand was recorded. The provision is based upon actual loss before income taxes for the three months ended September 30, 2017, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.
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
On November 6, 2017, the Company entered into a Merger Agreement with Cantaloupe for cash and 3,423,367 shares of the company’s stock valued at $23.3 million. Refer to Note 4 for details on the Merger Agreement.
WARRANTS
The Company had 23,978 warrants outstanding as of September 30, 2018 and June 30, 2018, all of which were exercisable at $5.00 per share. The warrants have an expiration date of March 29, 2021.
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
In September 2018, the Company awarded stock options to 102 employees to purchase up to 400,000 shares of common stock at an exercise price of $8.75.
The fair value of options granted during the three months ended September 30, 2018 and 2017 was determined using the following assumptions:

	Three months ended September 30,
	2018	2017
Expected volatility (percent)	58.4%	50.2 - 50.9%
Expected life (years)	4.5	4.0 - 4.5
Expected dividends	0.0%	0.0%
Risk-free interest rate (percent)	2.91%	1.64 - 1.72%
Number of options granted	400,000	179,047
Weighted average exercise price	$8.75	$5.66
Weighted average grant date fair value	$4.37	$2.42
Stock based compensation related to all stock options for the three months ended September 30, 2018 was $0.1 million and $0.1 million for the three months ended September 30, 2017.

COMMON STOCK
On July 2, 2018, 6,677 shares were awarded to each non-employee director for a total of 40,062 shares. The shares vest on a monthly basis over the two year period following July 2, 2018.  The total expense recognized for these grants for the three months ended September 30, 2018 was $0.2 million.
LONG TERM INCENTIVE PLANS
The Board approved the Fiscal Year 2018 Long-Term Stock Incentive Plan (the “2018 LTI Stock Plan”) which provides that executive officers would be awarded shares of common stock of the Company in the event that certain metrics relating to the Company’s 2018 fiscal year would result in specified ranges of year-over-year percentage growth.  The metrics are total number of connections as of June 30, 2018 as compared to total number of connections as of June 30, 2017 (40% weighting) and adjusted EBITDA earned during the 2018 fiscal year as compared to the adjusted EBITDA earned during the 2018 fiscal year (60% weighting).  If none of the minimum threshold year-over-year percentage target goals are achieved, the executive officers would not be awarded any shares.  If all of the year-over-year percentage target goals are achieved, the executive officers would be awarded shares having the following value: Chief Executive Officer - $840,000  (160% of base salary), Chief Financial Officer - $300,000  (100% of base salary), Chief Services Officer - $275,000  (100% of base salary), and Chief Product Officer - $280,000  (100% of base salary and to be prorated to reflect the actual period of employment during the fiscal year).  If all of the maximum distinguished year over year percentage target goals are achieved, the executive officers would be awarded shares having the following value: Chief Executive Officer - $1,260,000  (240% of base salary), Chief Financial Officer - $450,000  (150% of base salary), Chief Services Officer - $412,500  (150% of base salary), and Chief Product Officer - $420,000  (150% of base salary and to be prorated to reflect the actual period of employment during the fiscal year).  Assuming the minimum threshold year-over-year percentage target goal would be achieved for a particular metric, the number of shares to be awarded for that metric would be determined on a pro rata basis, provided that the award would not exceed the maximum distinguished award for that metric. The shares awarded under the 2018 LTI Stock Plan would vest as follows: one-third at the time of issuance; one-third on June 30, 2019; and one-third on June 30, 2020.
The Company did not award any long-term stock incentive compensation to its executive officers during the 2019 fiscal year.
The Company had long-term stock incentive plans (“LTI”) in prior fiscal years for its then executive officers. Stock based compensation related to the LTI plans was as follows in the three months ended September 30, 2018 and 2017:

	Three months ended September 30,
($ in thousands)	2018	2017
FY18 LTI Plan	$30	$50
FY17 LTI Plan	26	64
FY16 LTI Plan	—	9
Total	$56	$123
14. COMMITMENTS AND CONTINGENCIES
During fiscal year 2018, the Company expanded the leased space for its headquarters in Malvern, Pennsylvania to a total of 23,138 square feet. The Company’s monthly base rent is approximately $48 thousand with a lease expiration date of November 30, 2023.
Through the Cantaloupe acquisition during fiscal year 2018, the Company acquired a noncancelable operating lease pertaining to Cantaloupe’s headquarters based in San Francisco, California.  The leased premise consists of approximately 8,400 square feet and calls for rental payments of approximately $45 thousand due each month up to a maximum monthly base rent of approximately $47 thousand through its January 31, 2020 expiration date.
The Company is involved in various legal proceedings which are described in Item 1 of Part II of this Form 10-Q.
15. SUBSEQUENT EVENTS
For a discussion of the Company's significant subsequent events, please refer to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2019 which has been filed concurrently with this Form 10-Q.

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

•	the ability of the Company to satisfy its trade obligations included in accounts payable and accrued expenses;

•	the ability of the Company to sell to third party lenders all or a portion of our finance receivables;

•	the ability of a sufficient number of our customers to utilize third party financing companies under our QuickStart program in order to improve our net cash used by operating activities;

•	the incurrence by us of any unanticipated or unusual non-operating expenses which would require us to divert our cash resources from achieving our business plan;

•	the ability of the Company to predict or estimate its future quarterly or annual revenue and expenses given the developing and unpredictable market for its products;

•	the ability of the Company to retain key customers from whom a significant portion of its revenue are derived;

•	the ability of a key customer to reduce or delay purchasing products from the Company;

•	the ability of the Company to obtain widespread commercial acceptance of its products and service offerings such as ePort QuickConnect, mobile payment and loyalty programs;

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

•
whether we continue to experience material weaknesses in our internal controls over financial reporting in the future, and are not able to accurately or timely report our financial condition or results of operations;

•	whether our suppliers would increase their prices, reduce their output or change their terms of sale;

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; and

•
the risks associated with the currently pending  litigation or possible regulatory action arising from the internal investigation and its findings, from the failure to timely file our periodic reports with the SEC, from the restatement of the affected financial statements, from allegations related to the registration statement for the follow-on public offering, or from potential litigation or other claims arising from the shareholder demands for derivative action.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, those described above or those discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 which has been filed concurrently with this Form 10-Q. We cannot assure you that we have identified all the factors that create uncertainties. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Readers should not place undue reliance on forward-looking statements.
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
The Company generates revenue in multiple ways. During the three months ended September 30, 2018, we derived approximately 86% of our revenue from recurring license and transaction fees related to our ePort Connect service and approximately 14% of our revenue from equipment sales. Connections to our service stem from the sale or lease of our POS electronic payment devices, certified payment software, or the servicing of similar third-party installed POS terminals. Connections to the ePort Connect service are the most significant driver of the Company’s revenue, particularly the recurring revenue from license and transaction fees. Customers can obtain POS electronic payment devices from us in the following ways:

•	Purchasing devices directly from the Company or one of its authorized resellers;

•
Financing devices under the Company’s QuickStart Program, which are non-cancellable sixty month sales-type leases, through an unrelated equipment financing company, if available, or directly from the Company; and

•	Renting devices under the Company’s JumpStart Program, which are cancellable month-to-month operating leases.
As of September 30, 2018, highlights of the Company are below:

•	Headquarters in Malvern, Pennsylvania;

•	Over 120 employees;

•	Over 16,900 customers and approximately 1,047,000 connections to our service;

•	Three direct sales teams at the national, regional, and local customer-level and a growing number of OEMs and national distribution partners;

•	The Company’s fiscal year ends June 30th.
As indicated in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, as a result of our failure to comply with our periodic report obligations, on September 26, 2019, our securities were suspended from trading on Nasdaq and are currently quoted on the OTC Markets.

Audit Committee Investigation and Subsequent Restatement
On September 11, 2018, the Company announced that the Audit Committee with the assistance of independent legal and forensic accounting advisors, was in the process of conducting an internal investigation of current and prior period matters relating to certain of the Company’s contractual arrangements, including the accounting treatment, financial reporting and internal controls related to such arrangements. The Audit Committee’s investigation focused principally on certain customer transactions entered into by the Company during fiscal years 2017 and 2018.
On January 14, 2019, the Company reported that the Audit Committee’s internal investigation was substantially completed, the principal findings of the internal investigation, and the remedial actions to be implemented by the Company as a result of the internal investigation. The Audit Committee proposed certain adjustments to previously reported revenues related to fiscal quarters occurring during the 2017 and 2018 fiscal years of the Company.
On February 1, 2019, the Company’s former independent auditor notified the Audit Committee of its resignation. The former auditor also indicated that reliance should not be placed on: (i) the Report of Independent Public Accounting Firm dated August 22, 2017 relating to the Company’s internal control over financial reporting and consolidated financial statements for the year ended June 30, 2017; and (ii) the completed interim reviews for the periods ended March 31, 2018. The auditor also recalled its previously issued audit report on the Company’s internal control over financial reporting and consolidated financial statements for the fiscal year ended June 30, 2017.
On February 4, 2019, the Board of Directors of the Company, upon the recommendation of the Audit Committee, and based upon the adjustments to previously reported revenues proposed by the Audit Committee, determined that the following financial statements previously issued by the Company should no longer be relied upon: (1) the audited consolidated financial statements for the fiscal year ended June 30, 2017; and (2) the quarterly and year-to-date unaudited condensed consolidated financial statements for September 30, 2017, December 31, 2017, and March 31, 2018. The Board also determined that related press releases, earnings releases, management’s report on the effectiveness of internal control over financial reporting as of June 30, 2017, and investor communications describing the Company’s financial statements for these periods should no longer be relied upon.
On March 8, 2019, the Audit Committee approved the engagement of BDO USA, LLP as the Company’s new independent registered public accounting firm effective as of the same date.
Non-Investigatory Adjustments Resulting From Financial Reporting Issues Identified During the Audit Process
During the audit process, significant financial reporting issues were identified by current management, including our new interim Chief Financial Officer (the “CFO”), and our new independent auditor, which were unrelated to the internal investigation and which resulted in further adjustments to the Company’s previously issued or prior fiscal years’ unissued financial statements. These issues were primarily due to the lack of supporting documentation for various historical accounting reserves and policies, failure to adequately and consistently complete the financial integration of Cantaloupe, and the inadequate performance of our internal controls during the 2019 fiscal year.
Based upon these non-investigatory adjustments, on October 7, 2019, the Board of Directors of the Company, upon the recommendation of the Audit Committee, determined that the following financial statements previously issued by the Company should no longer be relied upon: (1) the audited consolidated financial statements for the fiscal year ended June 30, 2015; (2) the audited consolidated financial statements for the fiscal year ended June 30, 2016; and (3) the quarterly and year-to-date unaudited condensed consolidated financial statements for September 30, 2016, December 31, 2016, and March 31, 2017.
For more information regarding the aforementioned restatements and adjustments, refer to Note 2, “Restatement of Consolidated Financial Statements”, and Note 20, “Unaudited Quarterly Data” of the Notes to Consolidated Financial Statements in Item 8, and Item 9A. "Controls and Procedures", of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 which has been filed concurrently with this Form 10-Q (the “2019 Form 10-K”).
CRITICAL ACCOUNTING POLICIES

There have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed concurrently herewith.

Recent Accounting Pronouncements
See Note 3 to the interim Condensed Consolidated Financial Statements for a description of recent accounting pronouncements.
TRENDING QUARTERLY FINANCIAL DATA
The following tables show certain financial and non-financial data that management believes give readers insight into certain trends and relationships about the Company’s financial performance.
Five Quarter Select Key Performance Indicators including Connections

	As of and for the three months ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Connections:
Gross new connections	26,000	75,000	75,000	333,000	28,000
Net new connections	19,000	59,000	64,000	311,000	26,000
Total connections	1,047,000	1,028,000	969,000	905,000	594,000
Customers:
New customers added	800	600	550	1,800	550
Total customers	17,000	16,200	15,600	15,050	13,250
Volumes:
Total number of transactions (millions)	195.8	191.3	170.6	144.1	121.1
Total volume (millions)	$381.5	$367.1	$318.0	$273.0	$239.4
Financing structure of connections:
JumpStart	4.1%	19.6%	1.2%	0.4%	4.1%
QuickStart & all others (a)	95.9%	80.4%	98.8%	99.6%	95.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

a)	Includes credit sales with standard trade receivable terms.
Highlights of USAT’s connections for the quarter ended September 30, 2018 include:

•	19,000 additional net new connections during the quarter; and

•	1,047,000 total connections to our service compared to the same quarter last year of approximately 594,000 total connections to our service, an increase of 453,000 connections, or 76.3%.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Revenue and Gross Profit

	For the three months ended September 30,		Percent Change
($ in thousands)	2018	2017
Revenue:
License and transaction fees	$28,971	$19,397	49.4%
Equipment sales	4,551	5,862	(22.4)%
Total Revenue	33,522	25,259	32.7%
Costs of sales:
Cost of services	18,544	13,247	40.0%
Cost of equipment	4,868	5,831	(16.5)%
Total costs of sales	23,412	19,078	22.7%
Gross profit:
License and transaction fees	10,427	6,150	69.5%
Equipment sales	(317)	31	NM
Total gross profit	$10,110	$6,181	63.6%
____________
NM — not meaningful
Revenue. Total revenue increased $8.3 million for the three months ended September 30, 2018 compared to the same period last year.  The growth in total revenue resulted from a $9.6 million increase in license and transaction fee revenue for the three months ended September 30, 2018 compared to the same period last year, partially offset by a $1.3 million decrease in equipment revenue for the three months ended September 30, 2018 compared to the same period last year.  This decrease was driven by lower equipment shipments compared to the same period in 2018. The overall increase is driven by increased connections to our network driving higher license and transaction fees, including the connections attributable to our acquisition of Cantaloupe.
Cost of sales. Cost of sales increased by $4.3 million for the three months ended September 30, 2018 compared to the same period last year. The increase was primarily driven by the increase in the fees associated with our higher license and transaction services offset by the lower cost of equipment driven by the decreased shipments compared to the prior period and the addition of Cantaloupe.
Gross margin. The total gross margin increased 5.7% from 24.5% for the three months ended September 30, 2017 to 30.2% for the three months ended September 30, 2018.  This increase was primarily driven by an increase in license and transaction services margin of 4.3% compared to the same period last year resulting from increased services connected to our network.
Operating Expenses

	For the three months ended September 30,		Percent Change
Category ($ in thousands)	2018	2017
Selling, general and administrative expenses	$9,450	$6,924	36.5%
Investigation and restatement expenses	4,526	—	NM
Integration and acquisition costs	922	762	21.0%
Depreciation and amortization	1,133	245	362.4%
Total operating expenses	$16,031	$7,931	102.1%
____________
NM — not meaningful
Selling, general and administrative expenses.  Selling,  general and administrative expenses increased approximately $2.5 million for the three months ended September 30, 2018, as compared to the same period in 2017.  This change was primarily driven by higher employee cost primarily driven by the acquisition of Cantaloupe.
Investigation and restatement expenses. Investigation and restatement expenses were $4.5 million for the three months ended September 30, 2018 as a result of expenses incurred by the Company in connection with the Audit Committee's investigation.
Integration and acquisition costs. Integration and acquisition costs increased $0.2 million for the three months ended September 30, 2018 as compared to the same period in 2017, due to the costs incurred in connection with the acquisition of Cantaloupe.

Depreciation and amortization.  Depreciation and amortization expenses increased $0.9 million for the three months ended September 30, 2018 compared to the same period in 2017, due to the amortization of intangible assets recognized in connection with the Cantaloupe acquisition.
Other Expense, Net

	For the three months ended September 30,		Percent Change
($ in thousands)	2018	2017
Other income (expense):
Interest income	$405	$80	406.3%
Interest expense	(786)	(473)	66.2%
Total other expense, net	$(381)	$(393)	(3.1)%
Other expense, net.  Other expense, net was substantially the same for the three months ended September 30, 2018 compared to the same period in 2017.
Income Taxes

	For the three months ended September 30,		Percent Change
($ in thousands)	2018	2017
Provision for income taxes	$(18)	$(28)	(35.7)%
Income taxes.  For the three months ended September 30, 2018, a tax provision of $18 thousand was recorded which primarily relates to state income and franchise taxes. The provision is based upon actual income (loss) before income taxes for the three months ended September 30, 2018, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.
For the three months ended September 30, 2017, a tax provision of $28 thousand was recorded which primarily relates to state income and franchise taxes. The provision is based upon actual income (loss) before income taxes for the three months ended September 30, 2017, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.
Reconciliation of Net Loss to Adjusted EBITDA

	For the three months ended September 30,
($ in thousands)	2018	2017
Net loss	(6,320)	$(2,171)
Less: interest income	(405)	(80)
Plus: interest expense	786	473
Plus: income tax provision	18	28
Plus: depreciation expense	1,355	1,326
Plus: amortization expense	792	44
EBITDA	(3,774)	(380)
Plus stock-based compensation	415	409
Plus: litigation related professional expenses	6	—
Plus investigation and restatement expenses	4,526	—
Plus integration and acquisition costs	922	762
Adjustments to EBITDA	5,869	1,171
Adjusted EBITDA	$2,095	$791
As used herein, Adjusted EBITDA represents net loss before interest income, interest expense, income taxes, depreciation, amortization, non-recurring fees and charges that were incurred in connection with the acquisition and integration of businesses, non-recurring fees and charges that were incurred in connection with the Audit Committee investigation and financial statement restatement activities, class action litigation expenses, and stock-based compensation expense. We have excluded the non-cash expense, stock-based compensation, as it does not reflect our cash-based operations. We have excluded the non-recurring costs and expenses incurred in connection with business acquisitions in order to allow more accurate comparison of the financial results to historical operations. We have excluded the professional fees incurred in connection with the class action litigation as well as the non-recurring costs and expenses related to the Audit Committee investigation and financial statement restatement activities because we believe that they represent charges that are not related to our operations. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision making. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including our net income or net loss or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with our net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of our profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance. Additionally, we utilize Adjusted EBITDA as a metric in our executive officer and management incentive compensation plans.
Reconciliation of Net Loss to Non-GAAP Net Income (Loss)

	Three months ended September 30,
($ in thousands)	2018	2017
Net loss	$(6,320)	$(2,171)
Non-GAAP adjustments:
Non-cash portion of income tax provision	4	15
Amortization expense	792	44
Investigation and restatement expenses	4,526	—
Litigation related professional fees	6	—
Stock-based compensation	415	409
Integration and acquisition costs	922	762
Non-GAAP net income (loss)	$345	$(941)
As used herein, non-GAAP net income (loss) represents GAAP net income (loss) excluding costs or benefits relating to any non-cash portions of the Company’s income tax benefit (provision), amortization expense related to our acquisition-related intangibles, non-recurring fees and charges that were incurred in connection with the acquisition and integration of businesses, non-recurring fees and charges that were incurred in connection with the Audit Committee investigation and financial statement restatement activities, and class-action litigation expenses. Management believes that non-GAAP net income (loss) is an important measure of USAT’s business. Non-GAAP net income (loss) is a non-GAAP financial measure which is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Management believes that non-GAAP net income (loss) and non-GAAP net earnings (loss) per share are important measures of the Company’s business. Management uses the aforementioned non-GAAP measure to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that this non-GAAP financial measure serves as a useful metric for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance. Additionally, the Company utilizes non-GAAP net income (loss) as a metric in its executive officer and management incentive compensation plans.
LIQUIDITY AND CAPITAL RESOURCES
Cash used in operating activities was $14.1 million for the three months ended September 30, 2018 compared to cash provided of $0.7 million in the same period in fiscal year 2018.  The change reflects a change in net expense for non-cash operating activities of $1.1 million, and net cash used by the change in various operating assets and liabilities of $11.8 million. The change in operating assets and liabilities is primarily driven by a decrease in the change in finance receivables of $9.2 million and an increase in accounts payable and accrued expenses of $7.2 million, offset by an increase in inventory of $5.6 million.

Cash used in investing activities was $0.7 million for the three months ended September 30, 2018 compared to cash used of $0.7 million in the same period in fiscal year 2018 and substantially similar between both periods.
Cash used in financing activities was $0.9 million for the three months ended September 30, 2018 compared to cash provided of $39.1 million in the same period in fiscal year 2018.  The change was primarily due to $39.9 million of cash proceeds from the issuance of common stock in a public offering in 2018.
Sources and Uses of Cash
Due to the Company's delay in filing its periodic reports, between September 28, 2018, and September 30, 2019, the parties entered into various agreements to provide for the extension of the delivery of the Company’s financial information and related compliance certificates required under the terms of the credit agreement which are required to be delivered to the lender by no later than October 31, 2019. In connection with these agreements, the Company incurred extension fees due to the lender, totaling $0.2 million, between September 28, 2018 and June 30, 2019. Additionally, during the quarter ended March 31, 2019 the Company prepaid $20.0 million of the balance outstanding under the term loan, $0.6 million of which was applied to the installment payment due on March 31, 2019 and the remainder of which was applied to the last repayment installment obligations due under the term loan. On September 30, 2019, the Company prepaid the remaining principal balance of the term loan of $1.5 million and agreed to permanently reduce the amount available under the revolving credit facility to $10 million which represented the outstanding balance on the date thereof. The agreements also provide that the Company cannot incur additional borrowings on the Revolving Credit Facility without the Lender‘s prior consent. Further, the parties agreed that the applicable interest rate on the Revolving Credit Facility and Term Loan will be LIBOR plus 4% until such time as the Company delivers certain financial information required under the credit agreement.
On March 29, 2019 and September 18, 2019, the Company obtained waivers of an event of default under the credit agreement. The event of default is the result of the Company having maintained deposits on account with a financial institution in excess of the amounts permitted by the credit agreement and not having transferred certain deposit accounts to the Lender. The waiver requires the Company to remedy the event of default by March 31, 2020 by which time the Company expects to be in compliance with the underlying covenant. Although as of June 30, 2019 the Company was not in compliance with the fixed charge coverage ratio and the total leverage ratio financial covenants under the credit agreement, pursuant to the September 30, 2019 extension agreement, the lender agreed that any such failure would not constitute an event of default pending the delivery to the lender of our financial statements and related compliance certificates by no later than October 31, 2019. The Company has classified all amounts outstanding under the revolving credit facility and term loan as current liabilities as of September 30, 2018 and June 30, 2018.
Pursuant to a Stock Purchase Agreement dated October 9, 2019 between the Company and Antara Capital Master Fund LP (“Antara”), on October 9, 2019, the Company sold to Antara 3,800,000 shares of the Company’s common stock at a price of $5.25 per share for gross proceeds of $19,950,000. On October 9, 2019, the Company entered into a commitment letter (“Commitment Letter”) with Antara, pursuant to which Antara has committed to extend to the Company a $30 million senior secured term loan facility (“Term Facility”). The Term Facility is subject to various closing conditions, including the execution and delivery of definitive loan documentation on or before October 31, 2019. Pursuant to the Commitment Letter, the Company would draw $15 million of the Term Facility concurrently with the execution of the definitive loan documentation, and subject to the terms of the definitive loan documentation, would draw an additional $15 million during the period commencing on the nine-month anniversary and terminating on the eighteen-month anniversary of the execution of the definitive loan documentation.
The Company has the following primary sources of capital available: (1) cash and cash equivalents on hand of $68.3 million as of September 30, 2018; (2) the cash which may be provided by operating activities in the 2020 fiscal year; (3) potential sales to third party lenders of all or a portion of our finance receivables; and (4) gross cash proceeds of $19,950,000 from the issuance of our shares to Antara as referred to above; and (5) an aggregate amount of $30 million under the Term Facility as described above.
As more fully set forth in the 2019 Form 10-K that has been filed concurrently with this Form 10-Q, management anticipates that, during the 2020 fiscal year, the Company would have to satisfy its bank debt of $10.0 million, sales tax liability estimated to be no more than $16 million, and the additional costs of preparing the 2019 Form 10-K and related activities which will be incurred primarily during the first fiscal quarter of fiscal year 2020. In addition, management has recently implemented efficiencies in working capital that are designed to increase our cash balances.
Therefore, the Company believes its existing cash and cash equivalents and available cash resources described above would provide sufficient capital resources to operate its anticipated business over the next 12 months.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our 2019 Form 10-K filed concurrently herewith.
Item 4. Controls and Procedures.
(a) Disclosure Controls and Procedures
Our management evaluated, with the participation of our chief executive officer and interim chief financial officer, the effectiveness as of the end of the period covered by this Form 10-Q of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). We maintain disclosure controls and procedures to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, and that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our chief executive officer and interim chief financial officer, has concluded that our disclosure controls and procedures were not effective as of the end of such period as a result of the material weaknesses in our internal control over financial reporting, which are described in Item 9A. of our 2019 Form 10-K.
(b) Changes in Internal Control over Financial Reporting

Other than the remediation actions disclosed in Item 9A. of the 2019 Form 10-K, there were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As discussed in Item 9A. of our 2019 Form 10-K, we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting. These remedial procedures entailed significant changes in our internal control over financial reporting throughout the course of the fiscal year ended June 30, 2019, and will continue through fiscal year 2020, with the goal to fully remediate all remaining material weaknesses by fiscal year end.
Part II - Other Information
Item 1. Legal Proceedings.

Class Actions

On September 11, 2018, Stéphane Gouet filed a putative class action complaint against the Company, Stephen P. Herbert (“Herbert”), our Chief Executive Officer, and Priyanka Singh (“Singh”), our former Chief Financial Officer, in the United States District Court for the District of New Jersey, Docket No. 2:18-cv-13759. The class is defined as purchasers of USAT's publicly traded securities from November 9, 2017 through September 11, 2018 (“the Class Period”). It is alleged that the Company disclosed on September 11, 2018 that it was unable to timely file its Annual Report on Form 10-K with the Securities Exchange Commission for the fiscal year ended June 30, 2018 and that the Audit Committee of the Company’s Board of Directors was in the process of conducting an internal investigation of current and prior period matters relating to certain of the Company’s contractual arrangements, including the accounting treatment, financial reporting and internal controls related to such arrangements. The Gouet complaint alleges that the defendants disseminated false statements and failed to disclose material facts and engaged in practices that operated as a fraud or deceit upon Gouet and others similarly situated in connection with their purchases of the Company’s securities during the Class Period. Gouet alleges that Herbert and Singh had actual knowledge of the material omissions and/or falsity of the material statements and intended to deceive the purported class members or acted with reckless disregard of the truth. It is further alleged that as a result of this conduct, the market price of the Company’s securities was artificially inflated during the Class Period. The Gouet complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder.
Prior to September 30, 2018, one additional class action complaint, containing substantially the same factual allegations and legal claims, was filed against USAT, Herbert and Singh. On September 13, 2018, David Gray filed a putative class action complaint in the United States District Court for the District of New Jersey, Docket No. 2:18-cv-13860.
The Company plans to vigorously defend against these claims.
Item 3. Defaults Upon Senior Securities.
There were no defaults on any senior securities. On August 1, 2018, an additional $334 thousand of dividends were accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred

Stock as of September 30, 2018 was $15.33 million. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.
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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on October 9, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of September 30, 2018 and June 30, 2018, (2) the Consolidated Statements of Operations for the three-month periods ended September 30, 2018 and 2017, (3) the Consolidated Statements of Shareholders’ Equity for the three-month period ended September 30, 2018, (4) the Consolidated Statements of Cash Flows for the three-month period ended September 30, 2018 and 2017, and (5) the Notes to Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date:October 9, 2019	/s/ Stephen P. Herbert
Stephen P. Herbert,
Chief Executive Officer

Date:October 9, 2019	/s/ Glen E. Goold
Glen Goold
Interim Chief Financial Officer