Form 10-Q
period 2018-12-31
USA TECHNOLOGIES INC
filed 2019-10-09
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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

USA TECHNOLOGIES, INC.

EXPLANATORY NOTE
This Quarterly Report on Form 10-Q of USA Technologies, Inc. (the “Company”, “we”, and “us”) for the three and six months ended December 31, 2018, includes restatement of the following previously filed condensed consolidated unaudited financial statements and data (and related disclosures): (1) the condensed consolidated statements of operations and cash flows for the three and six months ended December 31, 2017; and (2) our management’s discussion and analysis of financial condition and results of operations as of and for the three and six months ended December 31, 2017, located in Part I Item 2 of this Form 10-Q. The restatement results from the adjustments proposed as a result of the Audit Committee’s internal investigation. See Note 2, Restatement of Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a detailed discussion of the review and effect of the restatement.
Financial information included in the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2017, and any related press releases, earnings releases, management’s report on the effectiveness of internal control over financial reporting, or investor communications should no longer be relied upon.

For more information regarding the restatement and the basis therefore, see the “Explanatory Note” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 which has been filed concurrently with this Form 10-Q.

Part I. Financial Information
Item 1. Consolidated Financial Statements
USA Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

($ in thousands)	December 31, 2018	June 30, 2018

Assets
Current assets:
Cash and cash equivalents	$63,193	$83,964
Accounts receivable, less allowance of $3,385 and $2,754, respectively	10,132	15,748
Finance receivables, net	5,591	4,603
Inventory, net	7,343	8,038
Prepaid expenses and other current assets	2,871	929
Total current assets	89,130	113,282

Non-current assets:
Finance receivables due after one year, net	11,910	13,246
Other assets	1,903	720
Property and equipment, net	9,546	11,273
Intangibles, net	27,740	29,325
Goodwill	64,149	64,149
Total non-current assets	115,248	118,713

Total assets	$204,378	$231,995

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$17,570	$30,468
Accrued expenses	21,150	19,291
Capital lease obligations and current obligations under long-term debt	33,235	34,639
Income taxes payable	25	—
Deferred revenue	1,437	511
Total current liabilities	73,417	84,909

Long-term liabilities:
Deferred income taxes	76	67
Capital lease obligations and long-term debt, less current portion	632	1,127
Accrued expenses, less current portion	101	66
Total long-term liabilities	809	1,260

Total liabilities	$74,226	$86,169
Commitments and contingencies (Note 14)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preferences of $19,777 and $19,443 at December 31, 2018 and June 30, 2018, respectively	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—
Common stock, no par value, 640,000,000 shares authorized, 60,013,718 and 59,998,811 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	376,363	375,436
Accumulated deficit	(249,349)	(232,748)
Total shareholders’ equity	127,014	142,688
Total liabilities, convertible preferred stock and shareholders’ equity	$204,378	$231,995
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
($ in thousands, except per share data)	2018	2017	2018	2017
Revenue:
License and transaction fees	$29,837	$23,514	$58,808	$42,911
Equipment sales	4,569	8,018	9,120	13,880
Total revenue	34,406	31,532	67,928	56,791

Costs of sales:
Cost of services	19,575	14,356	38,119	27,603
Cost of equipment	5,588	8,004	10,456	13,835
Total costs of sales	25,163	22,360	48,575	41,438

Gross profit	9,243	9,172	19,353	15,353

Operating expenses:
Selling, general and administrative	10,931	9,005	20,381	15,929
Investigation and restatement expenses	7,188	—	11,714	—
Integration and acquisition costs	181	3,335	1,103	4,097
Depreciation and amortization	1,143	737	2,276	982
Total operating expenses	19,443	13,077	35,474	21,008

Operating loss	(10,200)	(3,905)	(16,121)	(5,655)

Other income (expense):
Interest income	381	324	786	404
Interest expense	(819)	(770)	(1,605)	(1,243)
Total other expense, net	(438)	(446)	(819)	(839)

Loss before income taxes	(10,638)	(4,351)	(16,940)	(6,494)
(Provision) benefit for income taxes	(19)	157	(37)	129

Net loss	(10,657)	(4,194)	(16,977)	(6,365)
Preferred dividends	—	—	(334)	(334)
Net loss applicable to common shares	$(10,657)	$(4,194)	$(17,311)	$(6,699)
Net loss per common share
Basic	$(0.18)	$(0.08)	$(0.29)	$(0.13)
Diluted	$(0.18)	$(0.08)	$(0.29)	$(0.13)
Weighted average number of common shares outstanding
Basic	60,059,936	52,150,106	60,056,924	49,861,735
Diluted	60,059,936	52,150,106	60,056,924	49,861,735
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

Six Month Period Ended December 31, 2017

	Common Stock		Accumulated Deficit	Total
($ in thousands)	Shares	Amount
Balance, June 30, 2017	40,331,645	$245,999	$(221,531)	$24,468
Issuance of common stock in relation to public offering, net of offering costs incurred of $3,237	9,583,332	39,888	—	39,888
Stock based compensation	279,754	409	—	409
Excess tax benefit from stock plans	—	—	67	67
Net loss	—	—	(2,171)	(2,171)
Balance, September 30, 2017	50,194,731	$286,296	$(223,635)	$62,661
Issuance of common stock as merger consideration	3,423,367	23,279	—	23,279
Stock based compensation	1,800	575	—	575
Net loss	—	—	(4,194)	(4,194)
Balance, December 31, 2017	53,619,898	$310,150	$(227,829)	$82,321

Six Month Period Ended December 31, 2018

	Common Stock		Accumulated Deficit	Total
($ in thousands)	Shares	Amount
Balance, June 30, 2018	59,998,811	$375,436	$(232,748)	$142,688
Cumulative effect adjustment for ASC 606 adoption			376	376
Stock based compensation	13,344	370	—	370
Net loss	—	—	(6,320)	(6,320)
Balance, September 30, 2018	60,012,155	$375,806	$(238,692)	$137,114
Stock based compensation	1,563	557	—	557
Net loss	—	—	(10,657)	(10,657)
Balance, December 31, 2018	60,013,718	$376,363	$(249,349)	$127,014
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended December 31,
($ in thousands)	2018	2017
OPERATING ACTIVITIES:
Net loss	$(16,977)	$(6,365)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash stock based compensation	972	984
Gain on disposal of property and equipment	(29)	(80)
Non-cash interest and amortization of debt discount	45	94
Bad debt expense	1,308	382
Provision for inventory reserve	1,211	1,091
Depreciation and amortization	4,257	3,278
Excess tax benefits	—	67
Deferred income taxes	9	(159)
Changes in operating assets and liabilities:
Accounts receivable	4,312	(5,332)
Finance receivables, net	348	7,332
Inventory, net	284	(7,615)
Prepaid expenses and other assets	(1,588)	(2)
Accounts payable and accrued expenses	(11,095)	7,704
Deferred revenue	(201)	570
Income taxes payable	25	(40)
Net cash (used in) provided by operating activities	(17,119)	1,909

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(1,795)	(1,734)
Proceeds from sale of property and equipment, including rentals	82	157
Cash paid for acquisitions, net of cash acquired	—	(65,181)
Net cash used in investing activities	(1,713)	(66,758)

FINANCING ACTIVITIES:
Proceeds from collateralized borrowing from the transfer of finance receivables	—	1,075
Proceeds from exercise of common stock options	42	—
Payment of debt issuance costs	(53)	(445)
Proceeds from issuance of long-term debt	—	25,100
Proceeds from revolving credit facility	—	10,000
Issuance of common stock in public offering, net	—	39,888
Repayment of line of credit	—	(7,111)
Repayment of capital lease obligations and long-term debt	(1,928)	(1,043)
Net cash (used in) provided by financing activities	(1,939)	67,464

Net (decrease) increase in cash and cash equivalents	(20,771)	2,615
Cash and cash equivalents at beginning of year	83,964	12,745
Cash and cash equivalents at end of period	$63,193	$15,360

Supplemental disclosures of cash flow information:
Interest paid in cash	$1,503	$998
Income taxes paid in cash	$12	$3
Supplemental disclosures of noncash financing and investing activities:
Equity issued in connection with Cantaloupe Acquisition, net of post-working capital adjustment for retired shares	$—	$23,279
Equipment and software acquired under capital lease	$—	$227
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
INTERIM FINANCIAL INFORMATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s June 30, 2018 Annual Report on Form 10-K, which has been filed concurrently with this Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included.  Operating results for the three and six months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019.  The balance sheet at June 30, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
Overview
Concurrently with the filing of this Form 10-Q, the Company filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2019 containing our audited consolidated financial statements for the fiscal years ended June 30, 2019 and 2018, which have not previously been filed, as well as restatements of the following previously filed consolidated financial statements: (i) our audited consolidated financial statements for the fiscal year ended June 30, 2017; (ii) our selected financial data as of and for the fiscal years ended June 30, 2017, 2016 and 2015 contained in Item 6 of the Form 10-K; and (iii) our unaudited condensed consolidated financial statements for the fiscal quarters ended September 30, 2017 and 2016, December 31, 2017 and 2016, and March 31, 2018 and 2017, in Note 20, “Unaudited Quarterly Data” of the Notes to Consolidated Financial Statements.
We have not filed and do not intend to file amendments to any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatements of our consolidated financial statements. In addition, we have not filed and do not intend to file a separate Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Concurrent with this filing, we are filing our Quarterly Reports on Form 10-Q for each of the fiscal quarters ended September 30, 2018 and March 31, 2019 (together with this Form 10-Q, the “Fiscal Year 2019 Form 10-Qs”). We have not timely filed our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and the Fiscal Year 2019 Form 10-Qs as a result of the internal investigation of the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) and the subsequent restatement of certain of our prior period financial statements as more fully described below.
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

Effect of Restatement on Previously Filed December 31, 2017 Form 10-Q
A summary of the impact of these matters on income (loss) before taxes is presented below:

($ in thousands)	Increase / (Decrease) Restatement Impact
Three months ended December 31, 2017
Audit Committee Investigation-related Adjustments:
Revenue	$(866)
Costs of sales	$(1,225)
Gross profit	$359
Operating loss	$359
Loss before income taxes	$357

Acquisition and Financial Integration-related Adjustments:
Revenue	$(60)
Costs of sales	$(33)
Gross profit	$(27)
Operating loss	$(288)
Loss before income taxes	$(223)

Significant Account and Transaction Review and Other:
Revenue	$(47)
Costs of sales	$313
Gross profit	$(360)
Operating loss	$(775)
Loss before income taxes	$(1,041)

($ in thousands)	Increase / (Decrease) Restatement Impact
Six months ended December 31, 2017
Audit Committee Investigation-related Adjustments:
Revenue	$(1,277)
Costs of sales	$(1,060)
Gross profit	$(217)
Operating loss	$(217)
Loss before income taxes	$(219)

Acquisition and Financial Integration-related Adjustments:
Revenue	$(60)
Costs of sales	$(33)
Gross profit	$(27)
Operating loss	$(288)
Loss before income taxes	$(223)

Significant Account and Transaction Review and Other:
Revenue	$6
Costs of sales	$810
Gross profit	$(804)
Operating loss	$(1,397)
Loss before income taxes	$(1,927)

A summary of the impact of these matters on the condensed consolidated balance sheet is presented below, excluding any tax effect from the restatement adjustments in the aggregate:

($ in thousands)	Increase / (Decrease) Restatement Impact
As of December 31, 2017
Audit Committee Investigation-related Adjustments:
Accounts receivable	$(1,774)
Finance receivables, net	$(1,269)
Inventory, net	$2,166
Prepaid expenses and other current assets	$25
Other assets	$76
Property and equipment, net	$(162)
Accounts payable	$106
Accrued expenses	$580

Acquisition and Financial Integration-related Adjustments:
Cash and cash equivalents	$(26)
Accounts receivable	$1,133
Finance receivables, net	$(1,324)
Inventory, net	$(500)
Prepaid expenses and other current assets	$(35)
Finance receivables due after one year, net	$(191)
Other assets	$(139)
Property and equipment, net	$721
Goodwill	$4,121
Accrued expenses	$785
Deferred revenue	$(153)
Common stock	$3,469

Significant Account and Transaction Review and Other:
Accounts receivable	$(8)
Finance receivables, net	$371
Inventory, net	$(861)
Prepaid expenses and other current assets	$(150)
Other assets	$(600)
Finance receivables due after one year, net	$703
Property and equipment, net	$(737)
Accounts payable	$27
Accrued expenses	$9,087
Capital lease obligation and current obligations under long-term debt	$367
Capital lease obligation and long-term debt, less current portion	$697
Deferred revenue	$(27)
Deferred gain from sale-leaseback transactions	$(198)
Deferred gain from sale-leaseback transactions, less current portion	$(49)
Common stock	$(372)

The restatement adjustments were tax effected and any tax adjustments reflected in the condensed consolidated financial statements in this note relate entirely to the tax effect on the restatement adjustments.
The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company's previously reported financial statements as of and for the three and six months ended December 31, 2017.

The effect of the restatement on the previously filed condensed consolidated balance sheet as of December 31, 2017 is as follows:

	As of December 31, 2017
($ in thousands)	As Previously Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$15,386	$(26)	$15,360
Accounts receivable	15,472	(765)	14,707
Finance receivables, net	5,517	(2,221)	3,296
Inventory, net	11,215	804	12,019
Prepaid expenses and other current assets	1,971	(361)	1,610
Total current assets	49,561	(2,569)	46,992

Non-current assets:
Finance receivables due after one year, net	11,215	513	11,728
Other assets	1,120	(662)	458
Property and equipment, net	12,622	(179)	12,443
Deferred income taxes	14,774	(14,774)	—
Intangibles, net	30,910	—	30,910
Goodwill	64,449	(46)	64,403
Total non-current assets	135,090	(15,148)	119,942

Total assets	$184,651	$(17,717)	$166,934

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$23,775	$133	$23,908
Accrued expenses	6,798	9,825	16,623
Capital lease obligations, current obligations under long-term debt, and collateralized borrowings	5,121	367	5,488
Income taxes payable	6	(6)	—
Deferred revenue	595	135	730
Deferred gain from sale-leaseback transactions	198	(198)	—
Total current liabilities	36,493	10,256	46,749

Long-term liabilities:
Revolving credit facility	10,000	—	10,000
Deferred income taxes	—	91	91
Capital lease obligations, long-term debt, and collateralized borrowings, less current portion	23,874	696	24,570
Accrued expenses, less current portion	65	—	65
Deferred gain from sale-leaseback transactions, less current portion	49	(49)	—
Total long-term liabilities	33,988	738	34,726

Total liabilities	$70,481	$10,994	$81,475
Commitments and contingencies
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $19,109 at December 31, 2017	—	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—	—
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $19,109 at December 31, 2017	3,138	(3,138)	—
Common stock, no par value, 640,000,000 shares authorized, 53,619,898 shares issued and outstanding at December 31, 2017	307,053	3,097	310,150
Accumulated deficit	(196,021)	(31,808)	(227,829)
Total shareholders’ equity	114,170	(31,849)	82,321
Total liabilities, convertible preferred stock and shareholders’ equity	$184,651	$(17,717)	$166,934

The effect of the restatement on the previously filed condensed consolidated statement of operations for the three and six months ended December 31, 2017 is as follows:

	Three months ended December 31, 2017
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated

Revenue:
License and transaction fees	$22,853	$661	$23,514
Equipment sales	9,653	(1,635)	8,018
Total revenue	32,506	(974)	31,532

Costs of sales:
Cost of services	14,362	(6)	14,356
Cost of equipment	8,943	(939)	8,004
Total costs of sales	23,305	(945)	22,360
Gross profit	9,201	(29)	9,172

Operating expenses:
Selling, general and administrative	8,329	676	9,005
Integration and acquisition costs	3,335	—	3,335
Depreciation and amortization	737	—	737
Total operating expenses	12,401	676	13,077
Operating loss	(3,200)	(705)	(3,905)

Other income (expense):
Interest income	251	73	324
Interest expense	(494)	(276)	(770)
Total other expense, net	(243)	(203)	(446)

Loss before income taxes	(3,443)	(908)	(4,351)
(Provision) benefit for income taxes	(9,073)	9,230	157

Net loss	(12,516)	8,322	(4,194)
Preferred dividends	—	—	—
Net loss applicable to common shares	$(12,516)	$8,322	$(4,194)
Net loss per common share
Basic	$(0.24)	$0.16	$(0.08)
Diluted	$(0.24)	$0.16	$(0.08)
Weighted average number of common shares outstanding
Basic	52,150,106	—	52,150,106
Diluted	52,150,106	—	52,150,106

	Six months ended December 31, 2017
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated

Revenue:
License and transaction fees	$42,797	$114	$42,911
Equipment sales	15,326	(1,446)	13,880
Total revenue	58,123	(1,332)	56,791

Costs of sales:
Cost of services	27,688	(85)	27,603
Cost of equipment	14,033	(198)	13,835
Total costs of sales	41,721	(283)	41,438
Gross profit	16,402	(1,049)	15,353

Operating expenses:
Selling, general and administrative	15,075	854	15,929
Integration and acquisition costs	4,097	—	4,097
Depreciation and amortization	982	—	982
Total operating expenses	20,154	854	21,008
Operating loss	(3,752)	(1,903)	(5,655)

Other income (expense):
Interest income	331	73	404
Interest expense	(703)	(540)	(1,243)
Total other expense, net	(372)	(467)	(839)

Loss before income taxes	(4,124)	(2,370)	(6,494)
(Provision) benefit for income taxes	(8,605)	8,734	129

Net loss	(12,729)	6,364	(6,365)
Preferred dividends	(334)	—	(334)
Net loss applicable to common shares	$(13,063)	$6,364	$(6,699)
Net loss per common share
Basic	$(0.26)	$0.13	$(0.13)
Diluted	$(0.26)	$0.13	$(0.13)
Weighted average number of common shares outstanding
Basic	49,861,735	—	49,861,735
Diluted	49,861,735	—	49,861,735

The effect of the restatement on the previously filed condensed consolidated statement of cash flows for the six months ended December 31, 2017 is as follows:

	Six months ended December 31, 2017
($ in thousands)	As Previously Reported	Adjustments	As Restated

OPERATING ACTIVITIES:
Net loss	$(12,729)	$6,364	$(6,365)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash stock-based compensation	1,356	(372)	984
(Gain) loss on disposal of property and equipment	(83)	3	(80)
Non-cash interest and amortization of debt discount	86	8	94
Bad debt expense	291	91	382
Provision for inventory reserve	—	1,091	1,091
Depreciation and amortization	3,476	(198)	3,278
Excess tax benefits	67	—	67
Deferred income taxes	8,537	(8,696)	(159)
Recognition of deferred gain from sale-leaseback transactions	(93)	93	—
Changes in operating assets and liabilities:
Accounts receivable	(5,290)	(42)	(5,332)
Finance receivables, net	7,958	(626)	7,332
Inventory, net	(5,822)	(1,793)	(7,615)
Prepaid expenses and other current assets	(606)	604	(2)
Accounts payable and accrued expenses	6,950	754	7,704
Deferred revenue	—	570	570
Income taxes payable	40	(80)	(40)
Net cash provided by operating activities	4,138	(2,229)	1,909

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(1,767)	33	(1,734)
Proceeds from sale of property and equipment, including rentals	157	—	157
Cash paid for acquisitions, net of cash acquired	(65,181)	—	(65,181)
Net cash used in investing activities	(66,791)	33	(66,758)

FINANCING ACTIVITIES:
Proceeds from transfer of finance receivables	—	1,075	1,075
Payment of debt issuance costs	(445)	—	(445)
Proceeds from issuance of long-term debt	25,100	—	25,100
Proceeds from revolving credit facility	10,000	—	10,000
Issuance of common stock in public offering, net	39,888	—	39,888
Repayment of line of credit	—	(7,111)	(7,111)
Repayment of capital lease obligations and long-term debt	(9,249)	8,206	(1,043)
Net cash provided by financing activities	65,294	2,170	67,464

Net increase in cash and cash equivalents	2,641	(26)	2,615
Cash and cash equivalents at beginning of year	12,745	—	12,745
Cash and cash equivalents at end of period	$15,386	$(26)	$15,360
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
The primary impact of adoption was the recognition of excess tax benefits in the Company's provision for income taxes which is applied prospectively starting July 1, 2017 in accordance with the guidance. Adoption of the new standard resulted in the recognition of $31 thousand of excess tax benefits in the Company's provision for income taxes for the year ended June 30, 2018. Through June 30, 2017 excess tax benefits were reflected as a reduction of deferred tax assets via reducing actual operating loss carryforwards because such benefits had not reduced income taxes payable. Under the new standard the treatment of excess tax benefits changed and the cumulative excess tax benefits as of June 30, 2017 amounting to $67 thousand were credited to accumulated deficit. The adoption of ASU No. 2016-09 did not impact our statement of cash flows for the six months ended December 31, 2018 and 2017.
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
The amount of Cantaloupe revenue included in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2017 is $4.7 million. The amount of Cantaloupe earnings included in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2017 is $1.5 million.

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

	Three months ended	Six months ended
($ in thousands, except per share data)	December 31, 2017
Revenue	$33,970	$64,859
Net loss attributable to USAT	(2,339)	(4,359)
Net loss attributable to USAT common shares	$(2,339)	$(4,693)
Net loss per share:
Basic	$(0.04)	$(0.09)
Diluted	$(0.04)	$(0.09)
Weighted average number of common shares outstanding:
Basic	53,619,921	53,584,368
Diluted	53,619,921	53,584,368
The supplemental unaudited pro forma earnings for the three and six months ended December 31, 2017 were adjusted to exclude $3.3 million and $4.1 million of integration and acquisition costs, respectively.
5. REVENUE
Adoption of ASC 606, Revenue from Contracts with Customers
In applying the new revenue guidance, the Company evaluated its population of open contracts with customers on July 1, 2018. The effect of adoption of this new guidance on the Condensed Consolidated Balance Sheet as of July 1, 2018 was to increase prepaid expenses and other current assets and other assets and to reduce deferred revenues, with an offsetting decrease in 2018 opening retained earnings (accumulated deficit), as follows:

	June 30, 2018		July 1, 2018
($ in thousands)	As Reported	Adjustment	Revised

ASSETS
Prepaid expenses and other current assets	$929	$251	$1,180
Other assets	720	1,254	1,974
LIABILITIES
Deferred revenue	511	1,127	1,638
SHAREHOLDERS' EQUITY
Accumulated deficit	(232,748)	376	(232,372)

The impact of the adoption of ASC 606 by financial statement line item within the Condensed Consolidated Balance Sheet as of December 31, 2018 and Condensed Consolidated Statement of Operations for the six months ended December 31, 2018 is as follows:

	December 31, 2018		December 31, 2018
($ in thousands)	As Reported	Adjustment	Under Legacy Guidance

BALANCE SHEET
Prepaid expenses and other current assets	$2,871	$(253)	$2,618
Other assets	1,903	(1,265)	638
Deferred revenue	1,437	(1,080)	357
Accumulated deficit	(249,349)	(438)	(249,787)
STATEMENT OF OPERATIONS
License and transaction fees	58,808	(47)	58,761
Selling, general and administrative	20,381	14	20,395
Net loss	(16,977)	(60)	(17,037)
The impact of the adoption of ASC 606 by financial statement line item within the Condensed Consolidated Statement of Operations for the three months ended December 31, 2018 is as follows:

	December 31, 2018		December 31, 2018
($ in thousands)	As Reported	Adjustment	Under Legacy Guidance

STATEMENT OF OPERATIONS
License and transaction fees	29,837	(36)	29,801
Selling, general and administrative	10,931	2	10,933
Net loss	(10,657)	(37)	(10,694)
The adoption of ASC 606 had no effect on the cash flows from operating activities, investing activities or financing activities included in the Condensed Consolidated Statement of Cash Flows for the three and six months ended December 31, 2018.

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

Transaction Price Allocated to Future Performance Obligations

In determining the transaction price allocated to unsatisfied performance obligations, we did not include non-recurring charges. Further, we applied the practical expedient to not consider arrangements with an original expected duration of one year or less , which are primarily month to month rental agreements. The majority of contracts are considered to have a contractual term of between 36 and 60 months based on implied and explicit termination penalties. These amounts will be converted into revenue in future periods as work is performed, primarily based on the services provided or at delivery and acceptance of products, depending on the applicable accounting method.

The following table reflects the estimated fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

($ in thousands)	As of December 31, 2018

2020	$5,447
2021	10,161
2022	8,343
2023	6,754
2024 and thereafter	4,704
Total	$35,409

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

Contract liabilities represent consideration received from customers in excess of revenues recognized (i.e., deferred revenue). Contract liabilities are classified as current or noncurrent based on the nature of the underlying contractual rights and obligations. The Company’s contract liability (i.e., deferred revenue) balances are as follows:

	Three months ended December 31,	Six months ended December 31,
($ in thousands)	2018	2018

Deferred revenue, beginning of the period	$1,428	$511
Plus: adjustment for adoption of ASC 606	—	1,127
Deferred revenue, beginning of the period, as adjusted	$1,428	$1,638
Deferred revenue, end of the period	1,437	1,437
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	65	221

The change in the contract liabilities period-over-period is primarily the result of timing difference between the Company’s satisfaction of a performance obligation and payment from the customer.

Contract Costs

The Company incurs costs to obtain contracts with customers, primarily in the form of commissions to sales employees. The Company recognizes as an asset the incremental costs of obtaining a contract with a customer if it expects to recover these costs. The Company currently does not incur material costs to fulfill its obligations under a contract once it is obtained but before transferring goods or services to the customer. At December 31, 2018, the Company had net capitalized costs to obtain contracts of $0.3 million and $1.3 million included in prepaid expenses and other current assets and other noncurrent assets on the condensed consolidated balance sheet, respectively.

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

In order to determine the appropriate amortization period for contract costs, the Company considers a number of factors, including expected early terminations, estimated terms of customer relationships, the useful lives of technology USAT uses to provide goods and services to its customers, whether future contract renewals are expected and if there is any incremental commission to be paid on a contract renewal. The Company amortizes these assets over the expected period of benefit. Costs to obtain a contract with an expected period of benefit of one year or less are expensed when incurred. During the three and six months ended December 31, 2018, amortization of capitalized contract costs was $0.1 million and $0.1 million, respectively.

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
The following table summarizes the Company’s severance activity for the three and six months ended December 31, 2018 (in thousands):

($ in thousands)	Workforce reduction
Balance at July 1, 2018	$1,019
Plus: additions	137
Less: cash payments	(301)
Balance at September 30, 2018	855
Plus: additions	74
Less: cash payments	(538)
Balance at December 31, 2018	$391
7. FINANCE RECEIVABLES
Finance receivables consist of the following:

($ in thousands)	December 31, 2018	June 30, 2018
Finance receivables, net	$5,591	$4,603
Finance receivables due after one year, net	11,910	13,246
Total finance receivables, net of allowance of $601 and $12, respectively	$17,501	$17,849
The Company routinely evaluates outstanding finance receivables for impairment based on past due balances or accounts otherwise determined to be at a higher risk of loss.  A finance receivable is classified as nonperforming if it is considered probable the Company will be unable to collect all contractual interest and principal payments as scheduled.
At December 31, 2018 and June 30, 2018, credit quality indicators consisted of the following:

($ in thousands)	December 31, 2018	June 30, 2018
Performing	$17,501	$17,849
Nonperforming	601	12
Total	$18,102	$17,861

Age Analysis of Past Due Finance Receivables
As of December 31, 2018
($ in thousands)	Current	30 and Under Days Past Due	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater than 90 Days Past Due	Total Finance Receivables
QuickStart Leases	$17,466	$50	$110	$117	$359	$18,102

Age Analysis of Past Due Finance Receivables
As of June 30, 2018
($ in thousands)	Current	30 and Under Days Past Due	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater than 90 Days Past Due	Total Finance Receivables
QuickStart Leases	$17,609	$56	$7	$56	$133	$17,861
Sale of Finance Receivables
Transfers of finance receivables that do not qualify for sale accounting are reported as collateralized borrowings. Accordingly, the related assets remain on the Company’s balance sheet and continue to be reported and accounted for as if the transfer had not occurred. Cash proceeds from these transfers are reported as financing obligations (debt), with attributable interest expense recognized over the life of the related transactions. During December 2017, the Company transferred certain groups of finance receivables to third-party financing entities for approximately $1.1 million. Such transfers are subject to recourse provisions for the first 3 months after the date of transfer, after which the recourse provisions expire. Accordingly, the related finance receivables remained on the balance sheet at December 31, 2017 and the cash proceeds of approximately $1.1 million were reported as financing obligations at December 31, 2017. During March 2018, the recourse provisions expired resulting in the finance receivables and financing obligations being derecognized.
8. EARNINGS (LOSS) PER SHARE
The calculation of basic earnings (loss) per share (“EPS”) and diluted EPS are presented below:

	Three months ended December 31,
($ in thousands, except per share data)	2018	2017

Numerator for basic and diluted loss per share
Net loss	$(10,657)	$(4,194)
Preferred dividends	—	—
Net loss available to common shareholders	$(10,657)	$(4,194)

Denominator for basic loss per share - Weighted average shares outstanding	60,059,936	52,150,106
Effect of dilutive potential common shares	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	60,059,936	52,150,106

Basic loss per share	$(0.18)	$(0.08)
Diluted loss per share	$(0.18)	$(0.08)

	Six months ended December 31,
($ in thousands, except per share data)	2018	2017

Numerator for basic and diluted loss per share
Net loss	$(16,977)	$(6,365)
Preferred dividends	(334)	(334)
Net loss available to common shareholders	$(17,311)	$(6,699)

Denominator for basic loss per share - Weighted average shares outstanding	60,056,924	49,861,735
Effect of dilutive potential common shares	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	60,056,924	49,861,735

Basic loss per share	$(0.29)	$(0.13)
Diluted loss per share	$(0.29)	$(0.13)
Antidilutive shares excluded from the calculation of diluted loss per share were 1,400,968 and 1,400,968 for the three and six months ended December 31, 2018 and 1,170,471 and 1,170,471 for the three and six months ended December 31, 2017.
9. GOODWILL AND INTANGIBLES
Intangible asset balances and goodwill consisted of the following:

	As of December 31, 2018
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Non-compete agreements	$2	$(2)	$—	2 years
Brand and tradenames	1,695	(356)	1,339	3 - 7 years
Developed technology	10,939	(2,343)	8,596	5 - 6 years
Customer relationships	19,049	(1,243)	17,806	10 - 18 years
Total intangible assets	$31,685	$(3,944)	$27,741

Goodwill	64,149	—	64,149	Indefinite

Total intangible assets & goodwill	$95,834	$(3,944)	$91,890

	As of June 30, 2018
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Non-compete agreements	$2	$(2)	$—	2 years
Brand	1,695	(226)	1,469	3 - 7 years
Developed technology	10,939	(1,421)	9,518	5 - 6 years
Customer relationships	19,049	(711)	18,338	10 - 18 years
Total intangible assets	$31,685	$(2,360)	$29,325

Goodwill	64,149	—	64,149	Indefinite

Total intangible assets & goodwill	$95,834	$(2,360)	$93,474

For the three and six months ended December 31, 2018 there was $0.8 million and $1.6 million in amortization expense related to intangible assets, respectively, as compared to the three and six months ended December 31, 2017, for which there was $0.5 million and $0.5 million in amortization expense related to intangible assets, respectively.
As set forth in the Merger Agreement, the Company finalized a post-working capital adjustment of $0.3 million during the quarter ended March 31, 2018.  Accordingly, this post-working capital adjustment is reflected within goodwill as of June 30, 2018.
10. DEBT AND OTHER FINANCING ARRANGEMENTS
The Company's debt and other financing arrangements as of December 31, 2018 and June 30, 2018 consisted of the following:

	As of December 31,	As of June 30,
($ in thousands)	2018	2018

Revolving Credit Facility	$10,000	$10,000
Term Loan	22,083	23,333
Other, including capital lease obligations	2,011	2,689
Less: unamortized issuance costs	(227)	(256)
Total	33,867	35,766
Less: debt and other financing arrangements, current	(33,235)	(34,639)
Debt and other financing arrangements, noncurrent	$632	$1,127
Details of interest expense presented on the Condensed Consolidated Statements of Operations are as follows:

	Three months ended December 31,		Six months ended December 31,
($ in thousands)	2018	2017	2018	2017
Heritage Line of Credit	$—	$70	$—	$203
Revolving Credit Facility	181	44	356	44
Term Loan	352	243	702	243
Other interest expense	286	413	547	753
Total interest expense	$819	$770	$1,605	$1,243
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
Loans under the five year credit agreement bear interest, at the Company's option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Company's Total Leverage Ratio as of the last day of each fiscal quarter. The applicable interest rate on the loans for the three and six months ended December 31, 2018 is LIBOR plus 4%. The Term Loan and Revolving Credit Facility contain customary representations and warranties and affirmative and negative covenants and require the Company to maintain a minimum quarterly Total Leverage Ratio and Fixed Charge Coverage Ratio. The Revolving Credit Facility and Term Loan also require the Company to furnish various financial information on a quarterly and annual basis.

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

On March 29, 2019 and September 18, 2019, the Company obtained waivers of an event of default under the credit agreement. The event of default is the result of the Company having maintained deposits on account with a financial institution in excess of the amounts permitted by the credit agreement and not having transferred certain deposit accounts to the Lender. The waiver requires the Company to remedy the event of default by March 31, 2020 by which time the Company expects to be in compliance with the underlying covenant. As of June 30, 2019, the Company is not in compliance with the fixed charge coverage ratio and the total leverage ratio, which represents an event of default under the credit agreement. The Company has classified all amounts outstanding under the Revolving Credit Facility and Term Loan as current liabilities as of December 31, 2018 and June 30, 2018.
Other Long-Term Borrowings
In connection with the acquisition of Cantaloupe, the Company assumed debt of $1.8 million with an outstanding balance of $1.1 million and $1.4 million as of December 31, 2018 and June 30, 2018, comprised of: (i) $0.3 million and $0.4 million of promissory notes bearing an interest rate of 5% and maturing on April 5, 2020 with principal and interest payments due monthly; (ii) $0.6 million and $0.7 million of promissory notes bearing an interest rate of 10% and maturing on April 1, 2021 with principal and interest payments due quarterly; and (iii) $0.2 million and $0.3 million of promissory notes bearing an interest rate of 12% and maturing on December 15, 2019 with principal and interest payments due quarterly.
The Company periodically enters into capital lease obligations to finance certain office and network equipment for use in its daily operations. At December 31, 2018 and June 30, 2018, such capital lease obligations were $0.3 million and $0.4 million, respectively. The interest rates on these obligations range from approximately 5.6% to 9.0% and the lease terms range from 2 to 5 years.
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
The various provisions under the Act deemed most relevant to the Company have been considered in preparation of its condensed consolidated financial statements as of December 31, 2018. To the extent that clarifications or interpretations materialize in the future that would impact upon the effects of the Act incorporated into the December 31, 2018 financial statements, those effects will be reflected in the future as or if they materialize.
For the three months ended December 31, 2018, the Company recorded an income tax provision of $19 thousand, which primarily relates to state income and franchise taxes. For the six months ended December 31, 2018 a tax provision of $37 thousand, which primarily relates to state income and franchise taxes. The provisions are based upon actual loss before income taxes for the six months ended December 31, 2018, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.
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
For the three and six months ended December 31, 2017, income tax benefits of $157 thousand and $129 thousand, respectively, were recorded. The provisions are based upon actual loss before income taxes for the six months ended December 31, 2017, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.
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

WARRANTS
The Company had 23,978 warrants outstanding as of December 31, 2018 and June 30, 2018, all of which were exercisable at $5.00 per share. The warrants have an expiration date of March 29, 2021.
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
The fair value of options granted during the six months ended December 31, 2018 and 2017 was determined using the following assumptions:

	Six Months Ended December 31,
	2018	2017
Expected volatility (percent)	58.4%	50.2 - 50.9%
Expected life (years)	4.5	4.0 - 4.5
Expected dividends	0.0%	0.0%
Risk-free interest rate (percent)	2.91%	1.64 - 1.72%
Number of options granted	400,000	179,047
Weighted average exercise price	$8.75	$5.66
Weighted average grant date fair value	$4.37	$2.42
Stock based compensation related to all stock options for the three and six months ended December 31, 2018 was $0.3 million and $0.4 million, respectively, and $0.1 million and $0.3 million for the three and six months ended December 31, 2017, respectively.
COMMON STOCK
On July 2, 2018, 6,677 shares were awarded to each non-employee director for a total of 40,062 shares. The shares vest on a monthly basis over the two year period following July 2, 2018.  The total expense recognized for these grants for the six months ended December 31, 2018 was $0.3 million.
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
The Company had long-term stock incentive plans (“LTI”) in prior fiscal years for its then executive officers. Stock based compensation related to the LTI plans was as follows in the three and six months ended December 31, 2018 and 2017:

	Three months ended December 31,		Six months ended December 31,
($ in thousands)	2018	2017	2018	2017
FY18 LTI Plan	$30	$68	$60	$118
FY17 LTI Plan	26	64	51	128
FY16 LTI Plan	—	9	—	19
Total	$56	$141	$111	$265
14. COMMITMENTS AND CONTINGENCIES
During fiscal year 2018, the Company expanded the leased space for its headquarters in Malvern, Pennsylvania to a total of 23,138 square feet. The Company’s monthly base rent is approximately $48 thousand with a lease expiration date of November 30, 2023.
Through the Cantaloupe acquisition, during fiscal year 2018, the Company acquired a noncancelable operating lease pertaining to Cantaloupe’s headquarters based in San Francisco, California.  The leased premise consists of approximately 8,400 square feet and calls for rental payments of approximately $45 thousand due each month up to a maximum monthly base rent of approximately $47 thousand through its January 31, 2020 expiration date.
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
The Company generates revenue in multiple ways. During the three and six months ended December 31, 2018, we derived approximately 87% and 87% of our revenue from recurring license and transaction fees related to our ePort Connect service and approximately 13% and 13% of our revenue from equipment sales. Connections to our service stem from the sale or lease of our POS electronic payment devices, certified payment software, or the servicing of similar third-party installed POS terminals. Connections to the ePort Connect service are the most significant driver of the Company’s revenue, particularly the recurring revenue from license and transaction fees. Customers can obtain POS electronic payment devices from us in the following ways:

•	Purchasing devices directly from the Company or one of its authorized resellers;

•
Financing devices under the Company’s QuickStart Program, which are non-cancellable sixty month sales-type leases, through an unrelated equipment financing company, if available, or directly from the Company; and

•	Renting devices under the Company’s JumpStart Program, which are cancellable month-to-month operating leases.
As of December 31, 2018, highlights of the Company are below:

•	Headquarters in Malvern, Pennsylvania;

•	Over 130 employees;

•	Over 17,600 customers and 1,080,000 connections to our service;

•	Three direct sales teams at the national, regional, and local customer-level and a growing number of OEMs and national distribution partners;

•	The Company’s fiscal year ends June 30th.
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
On February 4, 2019, the Board of Directors of the Company, upon the recommendation of the Audit Committee, and based upon the adjustments to previously reported revenues proposed by the Audit Committee, determined that the following financial statements previously issued by the Company should no longer be relied upon: (1) the audited consolidated financial statements for the fiscal year ended June 30, 2017; and (2) the quarterly and year-to-date unaudited consolidated financial statements for September 30, 2017, December 31, 2017, and March 31, 2018. The Board also determined that related press releases, earnings releases, management’s report on the effectiveness of internal control over financial reporting as of June 30, 2017, and investor communications describing the Company’s financial statements for these periods should no longer be relied upon.
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
Based upon these non-investigatory adjustments, on October 7, 2019, the Board of Directors of the Company, upon the recommendation of the Audit Committee, determined that the following financial statements previously issued by the Company should no longer be relied upon: (1) the audited consolidated financial statements for the fiscal year ended June 30, 2015; (2) the audited consolidated financial statements for the fiscal year ended June 30, 2016; and (3) the quarterly and year-to-date unaudited consolidated financial statements for September 30, 2016, December 31, 2016, and March 31, 2017.
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
Five Quarter Select Key Performance Indicators including Connections

	As of and for the three months ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Connections:
Gross new connections	36,000	26,000	75,000	75,000	333,000
Net new connections	33,000	19,000	59,000	64,000	311,000
Total connections	1,080,000	1,047,000	1,028,000	969,000	905,000
Customers:
New customers added	650	800	600	550	1,800
Total customers	17,650	17,000	16,200	15,600	15,050
Volumes:
Total number of transactions (millions)	204.6	195.8	191.3	170.6	144.1
Total volume (millions)	$392.2	$381.5	$367.1	$318.0	$273.0
Financing structure of connections:
JumpStart	7.8%	4.1%	19.6%	1.2%	0.4%
QuickStart & all others (b)	92.2%	95.9%	80.4%	98.8%	99.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

b)	Includes credit sales with standard trade receivable terms.
Highlights of USAT’s connections for the quarter ended December 31, 2018 include:

•	33,000 additional net new connections during the quarter; and

•	1,080,000 total connections to our service compared to the same quarter last year of approximately 905,000 total connections to our service, an increase of 175,000 connections, or 19.3%.

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017
Revenue and Gross Profit

	For the three months ended December 31,		Percent Change
($ in thousands)	2018	2017
Revenue:
License and transaction fees	$29,837	$23,514	26.9%
Equipment sales	4,569	8,018	(43.0)%
Total Revenue	34,406	31,532	9.1%
Costs of sales:
Cost of services	19,575	14,356	36.4%
Cost of equipment	5,588	8,004	(30.2)%
Total costs of sales	25,163	22,360	12.5%
Gross profit:
License and transaction fees	10,262	9,158	12.1%
Equipment sales	(1,019)	14	NM
Total gross profit	$9,243	$9,172	0.8%
____________
NM — not meaningful
Revenue. Total revenue increased $2.9 million for the three months ended December 31, 2018 compared to the same period in 2017.  The growth in total revenue resulted from a $6.3 million increase in license and transaction fee revenue, offset by a $3.4 million decrease in equipment sales. The increase in license and transaction fee revenue was due primarily to the increase in connections. The decrease in equipment sales was due to lower shipments compared to the same period last year.
Cost of sales. Cost of sales increased by $2.8 million for the three months ended December 31, 2018 compared to the same period 2017. The increase was primarily driven by a $5.2 million increase in license and transaction fee costs driven by increased license and transaction services resulting from increased connections, offset by a $2.4 million decrease in equipment costs driven by lower equipment shipments compared to the same period last year.
Gross margin. The total gross margin decreased 2.2% from 29.1% for the three months ended December 31, 2017 to 26.9% for the three months ended December 31, 2018.  This decrease was driven by a decrease in the license fee and transaction margin from 38.9% for the three months ended December 31, 2017 to 34.4% for the three months ended December 31, 2018, which was driven by a product mix more weighted to transaction processing services that have a lower margin, and a decrease in the equipment margin, from 0.2% for the three months ended December 31, 2017 to (22.3)% for the three months ended December 31, 2018, reflecting our strategy of using equipment sales as an enabler for driving longer-term, higher margin license and transaction fees, and also increased reserves for slow moving inventory.
Operating Expenses

	For the three months ended December 31,		Percent Change
Category ($ in thousands)	2018	2017
Selling, general and administrative expenses	$10,931	$9,005	21.4%
Investigation and restatement expenses	7,188	—	NM
Integration and acquisition costs	$181	$3,335	(94.6)%
Depreciation and amortization	1,143	737	55.1%
Total operating expenses	$19,443	$13,077	48.7%
____________
NM — not meaningful
Selling, general and administrative expenses.  Selling,  general and administrative expenses increased approximately $1.9 million for the three months ended December 31, 2018, as compared to the same period in 2017.  This change was primarily driven by increased professional services cost related to project consultants hired to assist on company growth initiatives.

Investigation and restatement expenses. Investigation and restatement expenses were $7.2 million for the three months ended December 31, 2018 as a result of expenses incurred by the Company in connection with the Audit Committee's investigation, the restatements of previously filed financial statements, bank consents, and the ongoing remediation of deficiencies in our internal control over financial reporting.
Integration and acquisition costs. Integration and acquisition costs decreased $3.2 million for the three months ended December 31, 2018 as compared to the same period in 2017, due to the costs incurred in connection with the acquisition of Cantaloupe in 2017.
Depreciation and amortization.  Depreciation and amortization expenses increased $0.4 million for the three months ended December 31, 2018 compared to the same period in 2017, due to increased depreciation on additional property added since the same period last year.
Other Expense, Net

	For the three months ended December 31,		Percent Change
($ in thousands)	2018	2017
Other income (expense):
Interest income	$381	$324	17.6%
Interest expense	(819)	(770)	6.4%
Total other expense, net	$(438)	$(446)	(1.8)%
Other expense, net.  Other expense, net was approximately the same for the three months ended December 31, 2018 compared to the same period in 2017.
Income Taxes

	For the three months ended December 31,		Percent Change
($ in thousands)	2018	2017
(Provision) benefit for income taxes	$(19)	$157	NM
____________
NM — not meaningful
Income taxes.  For the three months ended December 31, 2018, the Company recorded an income tax provision of $19 thousand which is primarily related to state income and franchise tax.  The provision is based upon actual income (loss) before income taxes for the three months ended December 31, 2018, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.
For the three months ended December 31, 2017, the Company recorded income tax benefit of $0.2 million which included a benefit of $107 thousand due to the ability to recognized additional deferred tax assets related to the Company’s alternative minimum tax credit as result of the Act. The benefit is based upon actual income (loss) before income taxes for the three months ended December 31, 2017.

Reconciliation of Net Loss to Adjusted EBITDA

	For the three months ended December 31,
($ in thousands)	2018	2017
Net loss	$(10,657)	$(4,194)
Less: interest income	(381)	(324)
Plus: interest expense	819	770
Plus (less): income tax provision (benefit)	19	(157)
Plus: depreciation expense	1,317	1,440
Plus: amortization expense	793	468
EBITDA	(8,090)	(1,997)
Plus: stock-based compensation	557	—
Plus: investigation and restatement expenses	7,188	—
Plus: litigation related professional expenses	97	—
Plus: integration and acquisition costs	181	3,335
Adjustments to EBITDA	8,023	3,335
Adjusted EBITDA	$(67)	$1,338
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
Reconciliation of Net Loss to Non-GAAP Net Loss

	Three months ended December 31,
($ in thousands)	2018	2017
Net loss	$(10,657)	$(4,194)
Non-GAAP adjustments:
Non-cash portion of income tax provision (benefit)	5	(175)
Amortization expense	793	468
Investigation and restatement expenses	7,188	—
Litigation related professional fees	97	—
Stock-based compensation	557	—
Integration and acquisition costs	181	3,335
Non-GAAP net loss	$(1,836)	$(566)
As used herein, non-GAAP net loss represents GAAP net loss excluding costs or benefits relating to any non-cash portions of the Company’s income tax benefit (provision), amortization expense related to our acquisition-related intangibles, non-recurring fees and charges that were incurred in connection with the acquisition and integration of businesses, non-recurring fees and charges that were incurred in connection with the Audit Committee investigation and financial statement restatement activities, and class-action litigation expenses. Management believes that non-GAAP net loss is an important measure of USAT’s business. Non-GAAP net loss is a non-GAAP financial measure which is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Management believes that non-GAAP net loss is an important measure of the Company’s business. Management uses the aforementioned non-GAAP measure to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that this non-GAAP financial measure serves as a useful metric for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance. Additionally, the Company utilizes non-GAAP net loss as a metric in its executive officer and management incentive compensation plans.
Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017
Revenue and Gross Profit

	For the six months ended December 31,		Percent Change
($ in thousands)	2018	2017
Revenue:
License and transaction fees	$58,808	$42,911	37.0%
Equipment sales	9,120	13,880	(34.3)%
Total Revenue	67,928	56,791	19.6%

Costs of sales:
Cost of services	38,119	27,603	38.1%
Cost of equipment	10,456	13,835	(24.4)%
Total costs of sales	48,575	41,438	17.2%

Gross profit:
License and transaction fees	20,689	15,308	35.2%
Equipment sales	(1,336)	45	NM
Total gross profit	$19,353	$15,353	26.1%
____________
NM — not meaningful
Revenue.  Total revenue increased $11.1 million for the six months ended December 31, 2018 compared to the same period in 2017.  The growth in total revenue resulted from a $15.9 million increase in license and transaction fee revenue for the six months ended December 31, 2018 compared to the same period in 2017 driven primarily by the increase in connections year over year, partially offset by a $4.8 million decrease in equipment revenue for the six months ended December 31, 2018 compared to the same period last year; driven by lower equipment shipments year over year.
Cost of sales. Cost of sales increased $7.1 million for the six months ended December 31, 2018 compared to the same period in 2017.  The increase was driven by a $10.5 million increase in cost of services driven by increased license and transaction services costs compared to the same period in 2017 partially offset by a $3.4 million decrease in cost of equipment sales, arising from lower equipment sales.
Gross margin. Total gross margin increased 1.5%, from 27.0% for the six months ended December 31, 2017 to 28.5% for the six months ended December 31, 2018.

Operating Expenses

	For the six months ended December 31,		Percent Change
Category ($ in thousands)	2018	2017
Selling, general and administrative expenses	$20,381	$15,929	27.9%
Investigation and restatement expenses	11,714	—	NM
Integration and acquisition costs	1,103	4,097	(73.1)%
Depreciation and amortization	2,276	982	131.8%
Total operating expenses	$35,474	$21,008	68.9%
____________
NM — not meaningful
Selling, general and administrative expenses.  Selling,  general and administrative expenses increased approximately $4.5 million for the six months ended December 31, 2018, as compared to the same period in 2017.  This change was primarily driven by the higher employee cost due to the acquisition of Cantaloupe.
Investigation and restatement expenses. Investigation and restatement expenses were $11.7 million for the six months ended December 31, 2018 as a result of expenses incurred by the Company in connection with the Audit Committee's investigation, the restatements of previously filed financial statements, bank consents, and the ongoing remediation of deficiencies in our internal control over financial reporting.
Integration and acquisition costs. Integration and acquisition costs decreased $3.0 million for six months ended December 31, 2018 as compared to the same period in 2017, due to decreasing integration cost compared to the same period in the prior year due to the Cantaloupe acquisition.
Depreciation and amortization.  Depreciation and amortization expenses increased approximately $1.3 million for the six months ended December 31, 2018 primarily due to the amortization of intangible assets related to the acquisition of Cantaloupe during fiscal year 2018.
Other Expense, Net

	For the six months ended December 31,		Percent Change
($ in thousands)	2018	2017
Other income (expense):
Interest income	$786	$404	94.6%
Interest expense	(1,605)	(1,243)	29.1%
Total other expense, net	$(819)	$(839)	(2.4)%
Other expense, net.  Other expense, net was substantially the same for the six months ended December 31, 2018 compared to the same period in 2017.
Income Taxes

	For the six months ended December 31,		Percent Change
($ in thousands)	2018	2017
(Provision) benefit for income taxes	$(37)	$129	NM
____________
NM — not meaningful
Income taxes.    For the six months ended December 31, 2018, a tax provision of $37 thousand was recorded which primarily relates to state income and franchise taxes. The provision is based upon actual income (loss) before income taxes for the six months ended December 31, 2018, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.
For the six months ended December 31, 2017, a tax benefit of $0.1 million was recorded, which included a benefit of $0.1 million due to the ability to recognize additional deferred tax assets related to the Company’s alternative minimum tax credit as result of the Act. The benefit is based upon actual income (loss) before income taxes for the six months ended December 31, 2017 as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.
Reconciliation of Net Loss to Adjusted EBITDA

	For the six months ended December 31,
($ in thousands)	2018	2017
Net loss	$(16,977)	$(6,365)
Less: interest income	(786)	(404)
Plus: interest expense	1,605	1,243
Plus (less): income tax provision (benefit)	37	(129)
Plus: depreciation expense	2,672	2,766
Plus: amortization expense	1,585	512
EBITDA	(11,864)	(2,377)
Plus stock-based compensation	972	984
Plus: litigation related professional expenses	103	—
Plus: investigation and restatement expenses	11,714	—
Plus integration and acquisition costs	1,103	4,097
Adjustments to EBITDA	13,892	5,081
Adjusted EBITDA	$2,028	$2,704
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

Reconciliation of Net Loss to Non-GAAP Net Loss

	Six months ended December 31,
($ in thousands)	2018	2017
Net loss	$(16,977)	$(6,365)
Non-GAAP adjustments:
Non-cash portion of income tax provision (benefit)	9	(159)
Amortization expense	1,585	512
Investigation and restatement expenses	11,714	—
Litigation related professional fees	103	—
Stock-based compensation	972	984
Integration and acquisition costs	1,103	4,097
Non-GAAP net loss	$(1,491)	$(931)
As used herein, non-GAAP net loss represents GAAP net loss excluding costs or benefits relating to any non-cash portions of the Company’s income tax benefit (provision), amortization expense related to our acquisition-related intangibles, non-recurring fees and charges that were incurred in connection with the acquisition and integration of businesses, non-recurring fees and charges that were incurred in connection with the Audit Committee investigation and financial statement restatement activities, and class-action litigation expenses. Management believes that non-GAAP net loss is an important measure of USAT’s business. Non-GAAP net loss is a non-GAAP financial measure which is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Management believes that non-GAAP net loss is an important measure of the Company’s business. Management uses the aforementioned non-GAAP measure to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that this non-GAAP financial measure serves as a useful metric for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance. Additionally, the Company utilizes non-GAAP net loss as a metric in its executive officer and management incentive compensation plans.
LIQUIDITY AND CAPITAL RESOURCES
Cash used in operating activities was $17.1 million for the six months ended December 31, 2018 compared to cash provided of $1.9 million in the same period in fiscal year 2018.  The change reflects an increase in net expense for non-cash operating activities of $2.1 million, and net cash used by the change in various operating assets and liabilities of $10.5 million. The change in non-cash expense is primarily due to an increase in bad debt expense and the amortization of intangibles related to our acquisition of Cantaloupe in fiscal year 2018. The change in operating assets and liabilities is primarily driven by a decrease in accounts payable of $18.9 million over the two six-month periods.
Cash used in investing activities was $1.7 million for the six months ended December 31, 2018 compared to cash used of $66.8 million in the same period in fiscal year 2018.  The decrease is primarily related to net cash consideration paid for the acquisition of Cantaloupe in fiscal year 2018.
Cash used in financing activities was $1.9 million for the six months ended December 31, 2018 compared to cash provided of $67.5 million in the same period in fiscal year 2018.  The change was primarily due to $39.9 million of cash proceeds from the issuance of common stock in a public offering and $35.1 million of net cash proceeds resulting from our term loan and line of credit issued under our November 2017 credit agreement.
Sources and Uses of Cash
Due to the Company's delay in filing its periodic reports, between September 28, 2018, and September 30, 2019, the parties entered into various agreements to provide for the extension of the delivery of the Company’s financial information and related compliance certificates required under the terms of the November 2017 credit agreement which are required to be delivered to the lender by no later than October 31, 2019. In connection with these agreements, the Company incurred extension fees due to the lender, totaling $0.2 million, between September 28, 2018 and June 30, 2019. Additionally, during the quarter ended March 31, 2019 the Company prepaid $20.0 million of the balance outstanding under the term loan, $0.6 million of which was applied to the installment payment due on March 31, 2019 and the remainder of which was applied to the last repayment installment obligations due under the term loan. On September 30, 2019, the Company prepaid the remaining principal balance of the term loan of $1.5 million and agreed to permanently reduce the amount available under the revolving credit facility to $10 million which represented the outstanding balance on the date thereof. The agreements also provide that the Company cannot incur additional borrowings on the revolving credit facility without the Lender‘s prior consent. Further, the parties agreed that the applicable interest rate on the revolving credit facility will be LIBOR plus 4% until such time as the Company delivers certain financial information required under the credit agreement.
On March 29, 2019 and September 18, 2019, the Company obtained waivers of an event of default under the credit agreement. The event of default is the result of the Company having maintained deposits on account with a financial institution in excess of the amounts permitted by the credit agreement and not having transferred certain deposit accounts to the Lender. The waiver requires the Company to remedy the event of default by March 31, 2020 by which time the Company expects to be in compliance with the underlying covenant. Although as of June 30, 2019 the Company was not in compliance with the fixed charge coverage ratio and the total leverage ratio financial covenants under the credit agreement, pursuant to the September 30, 2019 extension agreement, the lender agreed that any such failure would not constitute an event of default pending the delivery to the lender of our financial statements and related compliance certificates by no later than October 31, 2019. The Company has classified all amounts outstanding under the revolving credit facility and term loan as current liabilities as of December 31, 2018 and June 30, 2018.
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
The Company has the following primary sources of capital available: (1) cash and cash equivalents on hand of $63.2 million as of December 31, 2018 which was $27.5 million as of June 30, 2019; (2) the cash which may be provided by operating activities in the 2020 fiscal year; (3) potential sales to third party lenders of all or a portion of our finance receivables; and (4) gross cash proceeds of $19,950,000 from the issuance of our shares to Antara as referred to above; and (5) an aggregate amount of $30 million under the Term Facility as described above.
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
(b) Changes in Internal Control over Financial Reporting

Other than the remediation actions disclosed in Item 9A. of the 2019 Form 10-K, there were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As discussed in Item 9A. of our 2019 Form 10-K, we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting. These remedial procedures entailed significant changes in our internal control over financial reporting throughout the course of the fiscal year ended June 30, 2019, and will continue through fiscal year 2020, with the goal to fully remediate all remaining material weaknesses by fiscal year end.
Part II - Other Information
Item 1. Legal Proceedings.

2

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

Prior to December 31, 2018, two additional class action complaints, containing substantially the same factual allegations and legal claims were filed against USAT, Herbert and Singh. On September 13, 2018, David Gray filed a putative class action complaint in the United States District Court for the District of New Jersey, Docket No. 2:18-cv-13860. On October 3, 2018, Anthony E. Phillips filed a putative class action complaint in the United States District Court for the District of New Jersey, Docket No. 2:18-cv-14590.

The Company plans to vigorously defend against these claims.

Shareholder Demand Letters

By letter dated October 12, 2018, Peter D’Arcy, a purported shareholder of the Company, demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s current and former officers and directors for breach of fiduciary duties in connection with the Company’s internal controls over financial reporting in connection with the Company’s 2018 fiscal year. The demand alleged the officers and directors made false and misleading statements that failed to disclose that the Company’s accounting treatment, financial reporting and internal controls related to certain of the Company’s contractual agreements would result in an internal investigation and would delay the Company’s filing of its annual report on Form 10-K for the fiscal year ending June 30, 2018, and that the Company failed to maintain adequate internal controls.

By letter dated October 18, 2018, Chiu Jen-Ting, a purported shareholder of the Company, demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s current and former officers and directors for breach of fiduciary duties in connection with the issues stated asserted by Mr. D’Arcy.

In response to the demand letters, the Board of Directors formed a special litigation committee (“the SLC”) consisting of Joel Brooks and William Reilly, Jr., in order to investigate and evaluate the demand letters. The SLC has retained counsel and the SLC and its counsel are currently investigating the claims.
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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, filed with the SEC on October 9, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of December 31, 2018 and June 30, 2018, (2) the Consolidated Statements of Operations for the three-month and six-month periods ended December 31, 2018 and 2017, (3) the Consolidated Statements of Shareholders’ Equity for the six-month period ended December 31, 2018, (4) the Consolidated Statements of Cash Flows for the six-month period ended December 31, 2018 and 2017, and (5) the Notes to Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date:October 9, 2019	/s/ Stephen P. Herbert
Stephen P. Herbert,
Chief Executive Officer

Date:October 9, 2019	/s/ Glen E. Goold
Glen Goold
Interim Chief Financial Officer