Form 10-Q
period 2019-03-31
USA TECHNOLOGIES INC
filed 2019-10-09
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

USA TECHNOLOGIES, INC.

EXPLANATORY NOTE
This Quarterly Report on Form 10-Q of USA Technologies, Inc. (the “Company”, “we”, and “us”) for the three and nine months ended March 31, 2019, includes restatement of the following previously filed condensed consolidated unaudited financial statements and data (and related disclosures): (1) the condensed consolidated statements of operations and cash flows for the three and nine months ended March 31, 2018; and (2) our management’s discussion and analysis of financial condition and results of operations as of and for the three and nine month periods ended March 31, 2018, located in Part I Item 2 of this Form 10-Q. The restatement results from the adjustments proposed as a result of the Audit Committee’s internal investigation. See Note 2, Restatement of Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a detailed discussion of the review and effect of the restatement.
Financial information included in the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, and any related press releases, earnings releases, management’s report on the effectiveness of internal control over financial reporting, or investor communications should no longer be relied upon.

For more information regarding the restatement and the basis therefore, see the “Explanatory Note” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 which has been filed concurrently with this Form 10-Q.

Part I. Financial Information
Item 1. Consolidated Financial Statements
USA Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

($ in thousands)	March 31, 2019	June 30, 2018

Assets
Current assets:
Cash and cash equivalents	$32,788	$83,964
Accounts receivable, less allowance of $3,714 and $2,754, respectively	20,492	15,748
Finance receivables, net	6,119	4,603
Inventory, net	11,488	8,038
Prepaid expenses and other current assets	2,878	929
Total current assets	73,765	113,282

Non-current assets:
Finance receivables due after one year, net	11,362	13,246
Other assets	1,922	720
Property and equipment, net	9,116	11,273
Intangibles, net	26,956	29,325
Goodwill	64,149	64,149
Total non-current assets	113,505	118,713

Total assets	$187,270	$231,995

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$26,058	$30,468
Accrued expenses	19,974	19,291
Capital lease obligations and current obligations under long-term debt	13,202	34,639
Income taxes payable	42	—
Deferred revenue	1,322	511
Total current liabilities	60,598	84,909

Long-term liabilities:
Deferred income taxes	81	67
Capital lease obligations and long-term debt, less current portion	512	1,127
Accrued expenses, less current portion	100	66
Total long-term liabilities	693	1,260

Total liabilities	$61,291	$86,169
Commitments and contingencies (Note 14)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preferences of $20,111 and $19,443 at March 31, 2019 and June 30, 2018, respectively	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—
Common stock, no par value, 640,000,000 shares authorized, 60,019,438 and 59,998,811 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	376,700	375,436
Accumulated deficit	(253,859)	(232,748)
Total shareholders’ equity	122,841	142,688
Total liabilities, convertible preferred stock and shareholders’ equity	$187,270	$231,995
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
($ in thousands, except per share data)	2019	2018	2019	2018
Revenue:
License and transaction fees	$31,630	$25,381	$90,438	$68,292
Equipment sales	6,016	8,211	15,136	22,091
Total revenue	37,646	33,592	105,574	90,383

Costs of sales:
Cost of services	20,423	16,037	58,542	43,640
Cost of equipment	7,444	7,710	17,900	21,545
Total costs of sales	27,867	23,747	76,442	65,185

Gross profit	9,779	9,845	29,132	25,198

Operating expenses:
Selling, general and administrative	11,156	9,629	31,537	25,558
Investigation and restatement expenses	1,408	—	13,122	—
Integration and acquisition costs	24	1,677	1,127	5,774
Depreciation and amortization	1,083	1,105	3,359	2,087
Total operating expenses	13,671	12,411	49,145	33,419

Operating loss	(3,892)	(2,566)	(20,013)	(8,221)

Other income (expense):
Interest income	318	226	1,104	630
Interest expense	(913)	(863)	(2,518)	(2,106)
Total other expense, net	(595)	(637)	(1,414)	(1,476)

Loss before income taxes	(4,487)	(3,203)	(21,427)	(9,697)
(Provision) benefit for income taxes	(23)	(20)	(60)	109

Net loss	(4,510)	(3,223)	(21,487)	(9,588)
Preferred dividends	(334)	(334)	(668)	(668)
Net loss applicable to common shares	$(4,844)	$(3,557)	$(22,155)	$(10,256)
Net loss per common share
Basic	$(0.08)	$(0.07)	$(0.37)	$(0.20)
Diluted	$(0.08)	$(0.07)	$(0.37)	$(0.20)
Weighted average number of common shares outstanding
Basic	60,065,053	53,637,085	60,059,594	51,101,813
Diluted	60,065,053	53,637,085	60,059,594	51,101,813
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

Nine Month Period Ended March 31, 2018

	Common Stock		Accumulated Deficit	Total
($ in thousands)	Shares	Amount
Balance, June 30, 2017	40,331,645	$245,999	$(221,531)	$24,468
Issuance of common stock in relation to public offering, net of offering costs incurred of $3,237	9,583,332	39,888	—	39,888
Stock based compensation	279,754	409	—	409
Excess tax benefit from stock plans	—	—	67	67
Net loss	—	—	(2,171)	(2,171)
Balance, September 30, 2017	50,194,731	$286,296	$(223,635)	$62,661
Issuance of common stock as merger consideration	3,423,367	23,279	—	23,279
Stock based compensation	1,800	575	—	575
Net loss	—	—	(4,194)	(4,194)
Balance, December 31, 2017	53,619,898	$310,150	$(227,829)	$82,321
Stock based compensation	66,421	549	—	549
Retirement of common stock	(19,601)	(177)	—	(177)
Net loss	—	—	(3,223)	(3,223)
Balance, March 31, 2018	53,666,718	$310,522	$(231,052)	$79,470

Nine Month Period Ended March 31, 2019

	Common Stock		Accumulated Deficit	Total
($ in thousands)	Shares	Amount
Balance, June 30, 2018	59,998,811	$375,436	$(232,748)	$142,688
Cumulative effect adjustment for ASC 606 adoption	—	—	376	376
Stock based compensation	13,344	370	—	370
Net loss	—	—	(6,320)	(6,320)
Balance, September 30, 2018	60,012,155	$375,806	$(238,692)	$137,114
Stock based compensation	1,563	557	—	557
Net loss	—	—	(10,657)	(10,657)
Balance, December 31, 2018	60,013,718	$376,363	$(249,349)	$127,014
Stock based compensation	5,720	337	—	337
Net loss	—	—	(4,510)	(4,510)
Balance, March 31, 2019	60,019,438	$376,700	$(253,859)	$122,841
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended March 31,
($ in thousands)	2019	2018
OPERATING ACTIVITIES:
Net loss	$(21,487)	$(9,588)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash stock based compensation	1,393	1,424
Gain on disposal of property and equipment	(39)	(99)
Non-cash interest and amortization of debt discount	286	118
Bad debt expense	1,537	510
Provision for inventory reserve	2,699	1,361
Depreciation and amortization	6,300	5,586
Excess tax benefits	—	67
Deferred income taxes	14	(154)
Changes in operating assets and liabilities:
Accounts receivable	(6,283)	(9,964)
Finance receivables, net	368	8,202
Sale of finance receivables	—	2,051
Inventory, net	(5,349)	(7,777)
Prepaid expenses and other assets	(1,545)	355
Accounts payable and accrued expenses	(3,866)	15,255
Deferred revenue	(316)	351
Income taxes payable	42	(30)
Net cash (used in) provided by operating activities	(26,246)	7,668

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(2,627)	(3,138)
Proceeds from sale of property and equipment, including rentals	103	252
Cash paid for acquisitions, net of cash acquired	—	(65,181)
Net cash used in investing activities	(2,524)	(68,067)

FINANCING ACTIVITIES:
Proceeds from collateralized borrowing from the transfer of finance receivables	—	1,075
Payment of debt issuance costs	(135)	(445)
Issuance of common stock in public offering, net	—	39,888
Proceeds from issuance of long-term debt	—	25,100
Proceeds from revolving credit facility	—	12,500
Repayment of revolving credit facility	—	(2,500)
Repayment of line of credit, net	—	(7,111)
Repayment of capital lease obligations and long-term debt	(22,313)	(3,751)
Cash used in retirement of common stock	—	(156)
Proceeds from exercise of common stock options	42	109
Net cash (used in) provided by financing activities	(22,406)	64,709

Net (decrease) increase in cash and cash equivalents	(51,176)	4,310
Cash and cash equivalents at beginning of year	83,964	12,745
Cash and cash equivalents at end of period	$32,788	$17,055

Supplemental disclosures of cash flow information:
Interest paid in cash	$2,321	$1,873
Income taxes paid in cash	$12	$5
Supplemental disclosures of noncash financing and investing activities:
Equity issued in connection with Cantaloupe Acquisition, net of post-working capital adjustment for retired shares	$—	$23,279
Settlement of collateralized borrowing from the sale of finance receivables	$—	$987
Equipment and software acquired under capital lease	$5	$227
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
INTERIM FINANCIAL INFORMATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s June 30, 2018 Annual Report on Form 10-K, which has been filed concurrently with this Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included.  Operating results for the three and nine months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019.  The balance sheet at June 30, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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
We have not filed and do not intend to file amendments to any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatements of our consolidated financial statements. In addition, we have not filed and do not intend to file a separate Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Concurrent with this filing, we are filing our Quarterly Reports on Form 10-Q for each of the fiscal quarters ended September 30, 2018 and December 31, 2018 (together with this Form 10-Q, the “Fiscal Year 2019 Form 10-Qs”). We have not timely filed our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and the Fiscal Year 2019 Form 10-Qs as a result of the internal investigation of the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) and the subsequent restatement of certain of our prior period financial statements as more fully described below.
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

Effect of Restatement on Previously Filed March 31, 2018 Form 10-Q
A summary of the impact of these matters on income (loss) before taxes is presented below:

($ in thousands)	Increase / (Decrease) Restatement Impact
Three months ended March 31, 2018
Audit Committee Investigation-related Adjustments:
Revenue	$(768)
Costs of sales	$(293)
Gross profit	$(475)
Operating loss	$(9)
Loss before income taxes	$(29)

Acquisition and Financial Integration-related Adjustments:
Revenue	$(1,546)
Costs of sales	$(79)
Gross profit	$(1,467)
Operating loss	$(1,594)
Loss before income taxes	$(1,499)

Significant Account and Transaction Review and Other:
Revenue	$75
Costs of sales	$231
Gross profit	$(156)
Operating loss	$(461)
Loss before income taxes	$(696)

($ in thousands)	Increase / (Decrease) Restatement Impact
Nine months ended March 31, 2018
Audit Committee Investigation-related Adjustments:
Revenue	$(2,045)
Costs of sales	$(1,353)
Gross profit	$(692)
Operating loss	$(226)
Loss before income taxes	$(248)

Acquisition and Financial Integration-related Adjustments:
Revenue	$(1,606)
Costs of sales	$(112)
Gross profit	$(1,494)
Operating loss	$(1,882)
Loss before income taxes	$(1,722)

Significant Account and Transaction Review and Other:
Revenue	$81
Costs of sales	$1,041
Gross profit	$(960)
Operating loss	$(1,858)
Loss before income taxes	$(2,623)

A summary of the impact of these matters on the condensed consolidated balance sheet is presented below, excluding any tax effect from the restatement adjustments in the aggregate:

($ in thousands)	Increase / (Decrease) Restatement Impact
As of March 31, 2018
Audit Committee Investigation-related Adjustments:
Accounts receivable	$(1,954)
Finance receivables, net	$(1,666)
Inventory, net	$2,459
Prepaid expenses and other current assets	$25
Other assets	$69
Property and equipment, net	$(146)
Accounts payable	$99
Accrued expenses	$341

Acquisition and Financial Integration-related Adjustments:
Cash and cash equivalents	$(52)
Accounts receivable	$(1,974)
Finance receivables, net	$(32)
Inventory, net	$(500)
Prepaid expenses and other current assets	$(44)
Other assets	$(175)
Finance receivables due after one year, net	$190
Property and equipment, net	$826
Goodwill	$4,121
Accrued expenses	$883
Deferred revenue	$(153)
Common stock	$3,469

Significant Account and Transaction Review and Other:
Accounts receivable	$127
Finance receivables, net	$28
Inventory, net	$(1,067)
Prepaid expenses and other current assets	$(173)
Other assets	$(693)
Property and equipment, net	$(635)
Accounts payable	$29
Accrued expenses	$9,877
Capital lease obligation and current obligations under long-term debt	$(5)
Deferred revenue	$(27)
Deferred gain from sale-leaseback transactions	$(198)
Common stock	$(582)
The restatement adjustments were tax effected and any tax adjustments reflected in the condensed consolidated financial statements in this note relate entirely to the tax effect on the restatement adjustments.
The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company's previously reported financial statements as of and for the three and nine months ended March 31, 2018.

The effect of the restatement on the previously filed condensed consolidated balance sheet as of March 31, 2018 is as follows:

	As of March 31, 2018
($ in thousands)	As Previously Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$17,107	$(52)	$17,055
Accounts receivable	23,166	(3,723)	19,443
Finance receivables, net	3,904	(1,670)	2,234
Inventory, net	11,030	893	11,923
Prepaid expenses and other current assets	1,869	(591)	1,278
Total current assets	57,076	(5,143)	51,933

Non-current assets:
Finance receivables due after one year, net	9,679	191	9,870
Other assets	1,214	(800)	414
Property and equipment, net	12,198	45	12,243
Deferred income taxes	16,911	(16,911)	—
Intangibles, net	30,119	—	30,119
Goodwill	64,196	(47)	64,149
Total non-current assets	134,317	(17,522)	116,795

Total assets	$191,393	$(22,665)	$168,728

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$29,446	$128	$29,574
Accrued expenses	7,961	10,547	18,508
Capital lease obligations and current obligations under long-term debt	4,475	(5)	4,470
Income taxes payable	—	—	—
Deferred revenue	441	70	511
Deferred gain from sale-leaseback transactions	198	(198)	—
Total current liabilities	42,521	10,542	53,063

Long-term liabilities:
Revolving credit facility	10,000	—	10,000
Deferred income taxes	—	96	96
Capital lease obligations and long-term debt, less current portion	22,895	—	22,895
Accrued expenses, less current portion	66	—	66
Total long-term liabilities	32,961	96	33,057

Total liabilities	$75,482	$10,638	$86,120
Commitments and contingencies
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $19,443 at March 31, 2018	—	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—	—
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $19,443 at March 31, 2018	3,138	(3,138)	—
Common stock, no par value, 640,000,000 shares authorized, 53,666,718 shares issued and outstanding at March 31, 2018	307,634	2,888	310,522
Accumulated deficit	(194,861)	(36,191)	(231,052)
Total shareholders’ equity	115,911	(36,441)	79,470
Total liabilities, convertible preferred stock and shareholders’ equity	$191,393	$(22,665)	$168,728

The effect of the restatement on the previously filed condensed consolidated statement of operations for the three and nine months ended March 31, 2018 is as follows:

	Three months ended March 31, 2018
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated

Revenue:
License and transaction fees	$27,020	$(1,639)	$25,381
Equipment sales	8,812	(601)	8,211
Total revenue	35,832	(2,240)	33,592

Costs of sales:
Cost of services	16,012	25	16,037
Cost of equipment	7,876	(166)	7,710
Total costs of sales	23,888	(141)	23,747
Gross profit	11,944	(2,099)	9,845

Operating expenses:
Selling, general and administrative	9,572	57	9,629
Integration and acquisition costs	1,747	(70)	1,677
Depreciation and amortization	1,125	(20)	1,105
Total operating expenses	12,444	(33)	12,411
Operating loss	(500)	(2,066)	(2,566)

Other income (expense):
Interest income	134	92	226
Interest expense	(612)	(251)	(863)
Total other expense, net	(478)	(159)	(637)

Loss before income taxes	(978)	(2,225)	(3,203)
Benefit (provision) for income taxes	2,138	(2,158)	(20)

Net income (loss)	1,160	(4,383)	(3,223)
Preferred dividends	(334)	—	(334)
Net income (loss) applicable to common shares	$826	$(4,383)	$(3,557)
Net income (loss) per common share
Basic	$0.02	$(0.09)	$(0.07)
Diluted	$0.02	$(0.09)	$(0.07)
Weighted average number of common shares outstanding
Basic	53,637,085	—	53,637,085
Diluted	54,234,566	(597,481)	53,637,085

	Nine months ended March 31, 2018
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated

Revenue:
License and transaction fees	$69,817	$(1,525)	$68,292
Equipment sales	24,138	(2,047)	22,091
Total revenue	93,955	(3,572)	90,383

Costs of sales:
Cost of services	43,700	(60)	43,640
Cost of equipment	21,909	(364)	21,545
Total costs of sales	65,609	(424)	65,185
Gross profit	28,346	(3,148)	25,198

Operating expenses:
Selling, general and administrative	24,647	911	25,558
Integration and acquisition costs	5,844	(70)	5,774
Depreciation and amortization	2,107	(20)	2,087
Total operating expenses	32,598	821	33,419
Operating loss	(4,252)	(3,969)	(8,221)

Other income (expense):
Interest income	465	165	630
Interest expense	(1,315)	(791)	(2,106)
Total other expense, net	(850)	(626)	(1,476)

Loss before income taxes	(5,102)	(4,595)	(9,697)
(Provision) benefit for income taxes	(6,467)	6,576	109

Net loss	(11,569)	1,981	(9,588)
Preferred dividends	(668)	—	(668)
Net loss applicable to common shares	$(12,237)	$1,981	$(10,256)
Net loss per common share
Basic	$(0.24)	$0.04	$(0.20)
Diluted	$(0.24)	$0.04	$(0.20)
Weighted average number of common shares outstanding
Basic	51,101,813	—	51,101,813
Diluted	51,101,813	—	51,101,813

The effect of the restatement on the previously filed condensed consolidated statement of cash flows for the nine months ended March 31, 2018 is as follows:

	Nine months ended March 31, 2018
($ in thousands)	As Previously Reported	Adjustments	As Restated

OPERATING ACTIVITIES:
Net loss	$(11,569)	$1,981	$(9,588)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash stock-based compensation	2,005	(581)	1,424
(Gain) loss on disposal of property and equipment	(112)	13	(99)
Non-cash interest and amortization of debt discount	100	18	118
Bad debt expense	506	4	510
Provision for inventory reserve	—	1,361	1,361
Depreciation and amortization	5,858	(272)	5,586
Excess tax benefits	67	—	67
Deferred income taxes	6,400	(6,554)	(154)
Recognition of deferred gain from sale-leaseback transactions	(143)	143	—
Changes in operating assets and liabilities:
Accounts receivable	(12,972)	3,008	(9,964)
Finance receivables, net	11,114	(2,912)	8,202
Sale of finance receivables	—	2,051	2,051
Inventory, net	(5,624)	(2,153)	(7,777)
Prepaid expenses and other current assets	(564)	919	355
Accounts payable and accrued expenses	13,808	1,447	15,255
Deferred revenue	(185)	536	351
Income taxes payable	—	(30)	(30)
Net cash provided by operating activities	8,689	(1,021)	7,668

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(3,005)	(133)	(3,138)
Proceeds from sale of property and equipment, including rentals	252	—	252
Cash paid for acquisitions, net of cash acquired	(65,181)	—	(65,181)
Net cash used in investing activities	(67,934)	(133)	(68,067)

FINANCING ACTIVITIES:
Proceeds from collateralized borrowing from the transfer of finance receivables	—	1,075	1,075
Proceeds from exercise of common stock options	109	—	109
Payment of debt issuance costs	(445)	—	(445)
Proceeds from issuance of long-term debt	25,100	—	25,100
Proceeds from revolving credit facility	12,500	—	12,500
Repayment of revolving credit facility	(2,500)	—	(2,500)
Issuance of common stock in public offering, net	39,888	—	39,888
Repayment of line of credit	(7,111)	—	(7,111)
Repayment of capital lease obligations and long-term debt	(3,778)	27	(3,751)
Cash used in retirement of common stock	(156)	—	(156)
Net cash provided by financing activities	63,607	1,102	64,709

Net increase in cash and cash equivalents	4,362	(52)	4,310
Cash and cash equivalents at beginning of year	12,745	—	12,745
Cash and cash equivalents at end of period	$17,107	$(52)	$17,055
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
The primary impact of adoption was the recognition of excess tax benefits in the Company's provision for income taxes which is applied prospectively starting July 1, 2017 in accordance with the guidance. Adoption of the new standard resulted in the recognition of $31 thousand of excess tax benefits in the Company's provision for income taxes for the year ended June 30, 2018. Through June 30, 2017 excess tax benefits were reflected as a reduction of deferred tax assets via reducing actual operating loss carryforwards because such benefits had not reduced income taxes payable. Under the new standard the treatment of excess tax benefits changed and the cumulative excess tax benefits as of June 30, 2017 amounting to $67 thousand were credited to accumulated deficit. The adoption of ASU No. 2016-09 did not impact our statement of cash flows for the nine months ended March 31, 2019 and 2018.
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
The amount of Cantaloupe revenue included in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2018 is $7.3 million and $12.0 million, respectively. The amount of Cantaloupe (loss) earnings included in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2018 is $(0.5) million and $1.0 million, respectively.

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

	Three months ended	Nine months ended
($ in thousands, except per share data)	March 31, 2018
Revenue	$33,592	$98,451
Net loss attributable to USAT	(1,895)	(6,254)
Net loss attributable to USAT common shares	$(2,229)	$(6,922)
Net loss per share:
Basic	$(0.04)	$(0.13)
Diluted	$(0.04)	$(0.13)
Weighted average number of common shares outstanding:
Basic	53,637,085	53,601,684
Diluted	53,637,085	53,601,684
The supplemental unaudited pro forma earnings for the three and nine months ended March 31, 2018 were adjusted to exclude $1.7 million and $5.8 million of integration and acquisition costs.
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

The impact of the adoption of ASC 606 by financial statement line item within the Condensed Consolidated Balance Sheet as of March 31, 2019 and Condensed Consolidated Statement of Operations for the nine months ended March 31, 2019 is as follows:

	March 31, 2019		March 31, 2019
($ in thousands)	As Reported	Adjustment	Under Legacy Guidance

BALANCE SHEET
Prepaid expenses and other current assets	$2,878	$(263)	$2,615
Other assets	1,922	(1,314)	608
Deferred revenue	1,322	(1,009)	313
Accumulated deficit	(253,859)	(568)	(254,427)
STATEMENT OF OPERATIONS
License and transaction fees	90,438	(118)	90,320
Selling, general and administrative	31,537	72	31,609
Net loss	(21,487)	(190)	(21,677)
The impact of the adoption of ASC 606 by financial statement line item within the Condensed Consolidated Statement of Operations for the three months ended March 31, 2019 is as follows:

	March 31, 2019		March 31, 2019
($ in thousands)	As Reported	Adjustment	Under Legacy Guidance

STATEMENT OF OPERATIONS
License and transaction fees	$31,630	$(71)	$31,559
Selling, general and administrative	11,156	58	11,214
Net loss	(4,510)	(130)	(4,640)
The adoption of ASC 606 had no effect on the cash flows from operating activities, investing activities or financing activities included in the Condensed Consolidated Statement of Cash Flows for the nine months ended March 31, 2019.

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

The following table reflects the estimated fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

($ in thousands)	As of March 31, 2019

2020	$2,865
2021	10,853
2022	9,032
2023	7,413
2024 and thereafter	5,799
Total	$35,962

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

Contract liabilities represent consideration received from customers in excess of revenues recognized (i.e., deferred revenue). Contract liabilities are classified as current or noncurrent based on the nature of the underlying contractual rights and obligations. The Company’s contract liability (i.e., deferred revenue) balances are as follows:

	Three months ended March 31,	Nine months ended March 31,
($ in thousands)	2019	2019

Deferred revenue, beginning of the period	$1,437	$511
Plus: adjustment for adoption of ASC 606	—	1,127
Deferred revenue, beginning of the period, as adjusted	1,437	1,638
Deferred revenue, end of the period	1,322	1,322
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	49	271

The change in the contract liabilities period-over-period is primarily the result of timing difference between the Company’s satisfaction of a performance obligation and payment from the customer.

Contract Costs

The Company incurs costs to obtain contracts with customers, primarily in the form of commissions to sales employees. The Company recognizes as an asset the incremental costs of obtaining a contract with a customer if it expects to recover these costs. The Company currently does not incur material costs to fulfill its obligations under a contract once it is obtained but before transferring goods or services to the customer. At March 31, 2019, the Company had net capitalized costs to obtain contracts of $0.3 million and $1.3 million included in prepaid expenses and other current assets and other noncurrent assets on the condensed consolidated balance sheet, respectively.

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

In order to determine the appropriate amortization period for contract costs, the Company considers a number of factors, including expected early terminations, estimated terms of customer relationships, the useful lives of technology USAT uses to provide goods and services to its customers, whether future contract renewals are expected and if there is any incremental commission to be paid on a contract renewal. The Company amortizes these assets over the expected period of benefit. Costs to obtain a contract with an expected period of benefit of one year or less are expensed when incurred. During the three and nine months ended March 31, 2019, amortization of capitalized contract costs was $0.1 million and $0.2 million, respectively.
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
The following table summarizes the Company’s severance activity for the three and nine months ended March 31, 2019:

($ in thousands)	Workforce reduction
Balance at July 1, 2018	$1,019
Plus: additions	137
Less: cash payments	(301)
Balance at September 30, 2018	855
Plus: additions	74
Less: cash payments	(538)
Balance at December 31, 2018	391
Plus: additions	29
Less: cash payments	(215)
Balance at March 31, 2019	$205
7. FINANCE RECEIVABLES
Finance receivables consist of the following:

($ in thousands)	March 31, 2019	June 30, 2018
Finance receivables, net	$6,119	4,603
Finance receivables due after one year, net	11,362	13,246
Total finance receivables, net of allowance of $601 and $12, respectively	$17,481	$17,849
The Company routinely evaluates outstanding finance receivables for impairment based on past due balances or accounts otherwise determined to be at a higher risk of loss.  A finance receivable is classified as nonperforming if it is considered probable the Company will be unable to collect all contractual interest and principal payments as scheduled.
At March 31, 2019 and June 30, 2018, credit quality indicators consisted of the following:

($ in thousands)	March 31, 2019	June 30, 2018
Performing	$17,481	$17,849
Nonperforming	601	12
Total	$18,082	$17,861

Age Analysis of Past Due Finance Receivables
As of March 31, 2019
($ in thousands)	Current	30 and Under Days Past Due	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater than 90 Days Past Due	Total Finance Receivables
QuickStart Leases	$17,423	$45	$189	$89	$336	$18,082

Age Analysis of Past Due Finance Receivables
As of June 30, 2018
($ in thousands)	Current	30 and Under Days Past Due	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater than 90 Days Past Due	Total Finance Receivables
QuickStart Leases	$17,609	$56	$7	$56	$133	$17,861
Sale of Finance Receivables
The Company accounts for transfers of finance receivables as sales when it has surrendered control over the related assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred. During the three months ended March 31, 2018, the Company transferred certain groups of finance receivables with no recourse to third-party financing entities for approximately $2.1 million. The transfers were accounted for as sales with derecognition of the associated finance receivables. Gains and losses stemming from such transfers are immaterial.
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
8. EARNINGS (LOSS) PER SHARE
The calculation of basic earnings (loss) per share (“EPS”) and diluted EPS are presented below:

	Three months ended March 31,
($ in thousands, except per share data)	2019	2018

Numerator for basic and diluted loss per share
Net loss	$(4,510)	$(3,223)
Preferred dividends	(334)	(334)
Net loss available to common shareholders	$(4,844)	$(3,557)

Denominator for basic loss per share - Weighted average shares outstanding	60,065,053	53,637,085
Effect of dilutive potential common shares	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	60,065,053	53,637,085

Basic loss per share	$(0.08)	$(0.07)
Diluted loss per share	$(0.08)	$(0.07)

	Nine months ended March 31,
($ in thousands, except per share data)	2019	2018

Numerator for basic and diluted loss per share
Net loss	$(21,487)	$(9,588)
Preferred dividends	(668)	(668)
Net loss available to common shareholders	$(22,155)	$(10,256)

Denominator for basic loss per share - Weighted average shares outstanding	60,059,594	51,101,813
Effect of dilutive potential common shares	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	60,059,594	51,101,813

Basic loss per share	$(0.37)	$(0.20)
Diluted loss per share	$(0.37)	$(0.20)
Antidilutive shares excluded from the calculation of diluted loss per share were 1,240,302 and 1,240,302 for the three and nine months ended March 31, 2019 and 1,090,455 and 1,090,455 for the three and nine months ended March 31, 2018.
9. GOODWILL AND INTANGIBLES
Intangible asset balances and goodwill consisted of the following:

	As of March 31, 2019
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Non-compete agreements	$2	$(2)	$—	2 years
Brand and tradenames	1,695	(413)	1,282	3 - 7 years
Developed technology	10,939	(2,804)	8,135	5 - 6 years
Customer relationships	19,049	(1,510)	17,539	10 - 18 years
Total intangible assets	$31,685	$(4,729)	$26,956

Goodwill	64,149	—	64,149	Indefinite

Total intangible assets & goodwill	$95,834	$(4,729)	$91,105

	As of June 30, 2018
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Non-compete agreements	$2	$(2)	$—	2 years
Brand	1,695	(226)	1,469	3 - 7 years
Developed technology	10,939	(1,421)	9,518	5 - 6 years
Customer relationships	19,049	(711)	18,338	10 - 18 years
Total intangible assets	$31,685	$(2,360)	$29,325

Goodwill	64,149	—	64,149	Indefinite

Total intangible assets & goodwill	$95,834	$(2,360)	$93,474

For the three and nine months ended March 31, 2019 there was $0.8 million and $2.4 million in amortization expense related to intangible assets, respectively, as compared to the three and nine months ended March 31, 2018, for which there was $0.8 million and $1.3 million in amortization expense related to intangible assets, respectively.
As set forth in the Merger Agreement, the Company finalized a post-working capital adjustment of $0.3 million during the quarter ended March 31, 2018.  Accordingly, this post-working capital adjustment is reflected within goodwill as of June 30, 2018.
10. DEBT AND OTHER FINANCING ARRANGEMENTS
The Company's debt and other financing arrangements as of March 31, 2019 and June 30, 2018 consisted of the following:

	As of March 31,	As of June 30,
($ in thousands)	2019	2018

Revolving Credit Facility	$10,000	$10,000
Term Loan	2,083	23,333
Other, including capital lease obligations	1,639	2,689
Less: unamortized issuance costs	(8)	(256)
Total	13,714	35,766
Less: debt and other financing arrangements, current	(13,202)	(34,639)
Debt and other financing arrangements, noncurrent	$512	$1,127
Details of interest expense presented on the Condensed Consolidated Statements of Operations are as follows:

	Three months ended March 31,		Nine months ended March 31,
($ in thousands)	2019	2018	2019	2018
Heritage Line of Credit	$—	$—	$—	$203
Revolving Credit Facility	170	215	526	259
Term Loan	456	298	1,158	540
Other interest expense	287	350	834	1,104
Total interest expense	$913	$863	$2,518	$2,106
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
Loans under the five year credit agreement bear interest, at the Company's option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Company's Total Leverage Ratio as of the last day of each fiscal quarter. The applicable interest rate on the loans for the three and nine months ended March 31, 2019 is LIBOR plus 4%. The Term Loan and Revolving Credit Facility contain customary representations and warranties and affirmative and negative covenants and require the Company to maintain a minimum quarterly Total Leverage Ratio and Fixed Charge Coverage Ratio. The Revolving Credit Facility and Term Loan also require the Company to furnish various financial information on a quarterly and annual basis.
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

On March 29, 2019 and September 18, 2019, the Company obtained waivers of an event of default under the credit agreement. The event of default is the result of the Company having maintained deposits on account with a financial institution in excess of the amounts permitted by the credit agreement and not having transferred certain deposit accounts to the Lender. The waiver requires the Company to remedy the event of default by March 31, 2020 by which time the Company expects to be in compliance with the underlying covenant. As of June 30, 2019, the Company is not in compliance with the fixed charge coverage ratio and the total leverage ratio, which represents an event of default under the credit agreement. The Company has classified all amounts outstanding under the Revolving Credit Facility and Term Loan as current liabilities as of March 31, 2019 and June 30, 2018.
Other Long-Term Borrowings
In connection with the acquisition of Cantaloupe, the Company assumed debt of $1.8 million with an outstanding balance of $0.9 million and $1.4 million as of March 31, 2019 and June 30, 2018 respectively, comprised of: (i) $0.3 million and $0.4 million of promissory notes bearing an interest rate of 5% and maturing on April 5, 2020 with principal and interest payments due monthly; (ii) $0.5 million and $0.7 million of promissory notes bearing an interest rate of 10% and maturing on April 1, 2021 with principal and interest payments due quarterly; and (iii) $0.2 million and $0.3 million of promissory notes bearing an interest rate of 12% and maturing on December 15, 2019 with principal and interest payments due quarterly.
The Company periodically enters into capital lease obligations to finance certain office and network equipment for use in its daily operations. At March 31, 2019 and June 30, 2018, such capital lease obligations were $0.2 million and $0.4 million, respectively. The interest rates on these obligations range from approximately 5.6% to 9.0% and the lease terms range from 2 to 5 years.
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
The various provisions under the Act deemed most relevant to the Company have been considered in preparation of its condensed consolidated financial statements as of March 31, 2019. To the extent that clarifications or interpretations materialize in the future that would impact upon the effects of the Act incorporated into the March 31, 2019 financial statements, those effects will be reflected in the future as or if they materialize.

For the three months ended March 31, 2019, the Company recorded an income tax provision of $23 thousand, which primarily relates to state income and franchise taxes. For the nine months ended March 31, 2019, the Company recorded an income tax provision of $60 thousand. The provisions are based upon actual loss before income taxes for the nine months ended March 31, 2019, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.

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

For the three and nine months ended March 31, 2018, an income tax provision and benefit of $20 thousand and $109 thousand, respectively, were recorded. The provisions are based upon actual loss before income taxes for the nine months ended March 31, 2018, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.
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

WARRANTS
The Company had 23,978 warrants outstanding as of March 31, 2019 and June 30, 2018, all of which were exercisable at $5.00 per share. The warrants have an expiration date of March 29, 2021.
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
In September 2018, the Company awarded stock options to 102 employees to purchase up to 400,000 shares of common stock at an exercise price of $8.75.
The fair value of options granted during the nine months ended March 31, 2019 and 2018 was determined using the following assumptions:

	Nine months ended March 31,
	2019	2018
Expected volatility (percent)	58.4 - 70.9%	50.2 - 50.9%
Expected life (years)	4.5	4.5
Expected dividends	0.0%	0.0%
Risk-free interest rate (percent)	2.23 - 2.91%	1.64 - 1.75%
Number of options granted	420,000	179,047
Weighted average exercise price	$8.52	$5.66
Weighted average grant date fair value	$4.27	$2.42
Stock based compensation related to all stock options for the three and nine months ended March 31, 2019 was $0.2 million and $0.6 million, respectively, and $0.1 million and $0.4 million for the three and nine months ended March 31, 2018, respectively.
COMMON STOCK
On July 2, 2018, 6,677 shares were awarded to each non-employee director for a total of 40,062 shares. The shares vest on a monthly basis over the two year period following July 2, 2018.  The total expense recognized for these grants for the nine months ended March 31, 2019 was $0.4 million.
During the nine months ended March 31, 2019, the Company awarded an aggregate of 7,282 shares to two non-employee directors in satisfaction of board fees.
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
The Company had long-term stock incentive plans (“LTI”) in prior fiscal years for its then executive officers. Stock based compensation related to the LTI plans was as follows in the three and nine months ended March 31, 2019 and 2018:

	Three months ended March 31,		Nine months ended March 31,
($ in thousands)	2019	2018	2019	2018
FY18 LTI Plan	$30	$77	$91	$195
FY17 LTI Plan	17	64	68	192
FY16 LTI Plan	—	9	—	28
Total	$47	$150	$159	$415
14. COMMITMENTS AND CONTINGENCIES
During the current fiscal year, the Company entered into a lease agreement for its operations in Denver, Colorado, which commenced on August 1, 2019. The new location consists of 16,713 square feet and will expire on December 31, 2026. The lease includes monthly rental payments, commencing on January 1, 2020, of $45 thousand, and will increase each year up to a maximum base rent of approximately $53 thousand.
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
The Company generates revenue in multiple ways. During the three and nine months ended March 31, 2019, we derived approximately 84% and 86% of our revenue from recurring license and transaction fees related to our ePort Connect service and approximately 16% and 14% of our revenue from equipment sales. Connections to our service stem from the sale or lease of our POS electronic payment devices, certified payment software, or the servicing of similar third-party installed POS terminals. Connections to the ePort Connect service are the most significant driver of the Company’s revenue, particularly the recurring revenue from license and transaction fees. Customers can obtain POS electronic payment devices from us in the following ways:

•	Purchasing devices directly from the Company or one of its authorized resellers;

•
Financing devices under the Company’s QuickStart Program, which are non-cancellable sixty month sales-type leases, through an unrelated equipment financing company, if available, or directly from the Company; and

•	Renting devices under the Company’s JumpStart Program, which are cancellable month-to-month operating leases.
As of March 31, 2019, highlights of the Company are below:

•	Headquarters in Malvern, Pennsylvania;

•	Over 120 employees;

•	Over 18,500 customers and approximately 1,126,000 connections to our service;

•	Three direct sales teams at the national, regional, and local customer-level and a growing number of OEMs and national distribution partners;

•	The Company’s fiscal year ends June 30th.
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
Based upon these non-investigatory adjustments, on October 7, 2019, the Board of Directors of the Company, upon the recommendation of the Audit Committee, determined that the following financial statements previously issued by the Company should no longer be relied upon: (1) the audited consolidated financial statements for the fiscal year ended June 30, 2015; (2) the audited consolidated financial statements for the fiscal year ended June 30, 2016; and (3) the quarterly and year-to-date condensed unaudited consolidated financial statements for September 30, 2016, December 31, 2016, and March 31, 2017.
For more information regarding the aforementioned restatements and adjustments, refer to Note 2, “Restatement of Consolidated Financial Statements”, and Note 20, “Unaudited Quarterly Data” of the Notes to Consolidated Financial Statements in Item 8, and Item 9A. "Controls and Procedures," of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 which has been filed concurrently with this Form 10-Q (the “2019 Form 10-K”).
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
Five Quarter Select Key Performance Indicators including Connections

	As of and for the three months ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Connections:
Gross new connections	51,000	36,000	26,000	75,000	75,000
Net new connections	46,000	33,000	19,000	59,000	64,000
Total connections	1,126,000	1,080,000	1,047,000	1,028,000	969,000
Customers:
New customers added	925	650	800	600	550
Total customers	18,575	17,650	17,000	16,200	15,600
Volumes:
Total number of transactions (millions)	217.2	204.6	195.8	191.3	170.6
Total volume (millions)	$420.3	$392.2	$381.5	$367.1	$318.0
Financing structure of connections:
JumpStart	1.8%	7.8%	4.1%	19.6%	1.2%
QuickStart & all others (a)	98.2%	92.2%	95.9%	80.4%	98.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

a)	Includes credit sales with standard trade receivable terms.
Highlights of USAT’s connections for the quarter ended March 31, 2019 include:

•	46,000 additional net new connections during the quarter; and

•	1,126,000 total connections to our service compared to the same quarter last year of approximately 969,000 total connections to our service, an increase of 247,000 connections, or 25.5%.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Revenue and Gross Profit

	For the three months ended March 31,		Percent Change
($ in thousands)	2019	2018
Revenue:
License and transaction fees	$31,630	$25,381	24.6%
Equipment sales	6,016	8,211	(26.7)%
Total Revenue	37,646	33,592	12.1%
Costs of sales:
Cost of services	20,423	16,037	27.3%
Cost of equipment	7,444	7,710	(3.5)%
Total costs of sales	27,867	23,747	17.3%
Gross profit:
License and transaction fees	11,207	9,344	19.9%
Equipment sales	(1,428)	501	(385.0)%
Total gross profit	$9,779	$9,845	(0.7)%
Revenue. Total revenue increased $4.1 million for the three months ended March 31, 2019 compared to the same period in 2018.  The growth in total revenue resulted from a $6.2 million increase in license and transaction fee revenue for the quarter ended March 31, 2019 compared to the same period in 2018, partially offset by a $2.2 million decrease in equipment revenue for the three months ended March 31, 2019 compared to the same period last year.  This decrease was driven by lower shipments year over year in 2019.
Cost of sales. Cost of sales increased by $4.1 million for the three months ended March 31, 2019 compared to the same period last year. The increase was primarily driven by increased license and transaction fee costs due to increased processing revenue resulting from an increase in connections.
Gross margin. The total gross margin decreased 3.3% from 29.3% for the three months ended March 31, 2018 to 26.0% for the three months ended March 31, 2019.  This decrease was driven by the increased transaction processing mix.
Operating Expenses

	For the three months ended March 31,		Percent Change
Category ($ in thousands)	2019	2018
Selling, general and administrative expenses	$11,156	$9,629	15.9%
Investigation and restatement expenses	1,408	—	NM
Integration and acquisition costs	24	1,677	(98.6)%
Depreciation and amortization	1,083	1,105	(2.0)%
Total operating expenses	$13,671	$12,411	10.2%
____________
NM — not meaningful
Selling, general and administrative expenses.  Selling, general and administrative expenses increased approximately $1.5 million for the three months ended March 31, 2019, as compared to the same period in 2018.  This change was primarily driven by an increase in professional services costs.

Investigation and restatement expenses. Investigation and restatement expenses were $1.4 million for the three months ended March 31, 2019 as a result of expenses incurred by the Company in connection with the Audit Committee's investigation, the review of our accounting, the restatements of previously filed financial statements, bank consents, and the ongoing remediation of deficiencies in our internal control over financial reporting.
Integration and acquisition costs. Integration and acquisition costs decreased $1.7 million for the three months ended March 31, 2019 as compared to the same period in 2018, due to the Cantaloupe acquisition in fiscal year 2018.

Depreciation and amortization.  Depreciation and amortization expenses were unchanged from the same period in 2018.
Other Expense, Net

	For the three months ended March 31,		Percent Change
($ in thousands)	2019	2018
Other income (expense):
Interest income	$318	$226	40.7%
Interest expense	(913)	(863)	5.8%
Total other expense, net	$(595)	$(637)	(6.6)%
Other expense, net.  Other expense, net was consistent with the same period in 2018.
Income Taxes

	For the three months ended March 31,		Percent Change
($ in thousands)	2019	2018
Provision for income taxes	$(23)	$(20)	15.0%
Income taxes.  For the three months ended March 31, 2019, the Company recorded an income tax provision of $23 thousand, which primarily relates to state income and franchise taxes. The benefit is based upon actual income (loss) before income taxes for the three months ended March 31, 2019, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.
For the three months ended March 31, 2018, the Company recorded income tax provision of $20 thousand which primarily relates to state income and franchise taxes. The provision is based upon actual income (loss) before income taxes for the three months ended March 31, 2018 as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.
Reconciliation of Net Loss to Adjusted EBITDA

	For the three months ended March 31,
($ in thousands)	2019	2018
Net loss	$(4,510)	$(3,223)
Less: interest income	(318)	(226)
Plus: interest expense	913	863
Plus: income tax provision	23	20
Plus: depreciation expense	1,259	1,516
Plus: amortization expense	784	792
EBITDA	(1,849)	(258)
Plus: stock-based compensation	421	440
Plus: litigation related professional expenses	186	—
Plus: investigation and restatement expenses	1,408	—
Plus: integration and acquisition costs	24	1,677
Adjustments to EBITDA	2,039	2,117
Adjusted EBITDA	$190	$1,859
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
Reconciliation of Net Loss to Non-GAAP Net Loss

	For the three months ended March 31,
($ in thousands)	2019	2018
Net loss	$(4,510)	$(3,223)
Non-GAAP adjustments:
Non-cash portion of income tax provision	5	5
Amortization expense	784	792
Stock-based compensation	421	440
Litigation related professional fees	186	—
Investigation and restatement expenses	1,408	—
Integration and acquisition costs	24	1,677
Non-GAAP net loss	$(1,682)	$(309)
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

Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018
Revenue and Gross Profit

	For the nine months ended March 31,		Percent Change
($ in thousands)	2019	2018
Revenue:
License and transaction fees	$90,438	$68,292	32.4%
Equipment sales	15,136	22,091	(31.5)%
Total Revenue	105,574	90,383	16.8%

Costs of sales:
Cost of services	58,542	43,640	34.1%
Cost of equipment	17,900	21,545	(16.9)%
Total costs of sales	76,442	65,185	17.3%

Gross profit:
License and transaction fees	31,896	24,652	29.4%
Equipment sales	(2,764)	546	(606.2)%
Total gross profit	$29,132	$25,198	15.6%
Revenue.  Total revenue increased $15.2 million for the nine months ended March 31, 2019 compared to the same period in 2018.  The growth in total revenue resulted from a $22.1 million increase in license and transaction fee revenue for the nine months ended March 31, 2019 compared to the same period in 2018, mostly driven by the increase in connection count which caused an increase in license fee and processing fees, partially offset by a $7.0 million decrease in equipment revenue for the nine months ended March 31, 2019 compared to the same period last year, driven by lower shipments in fiscal year 2019.
Cost of sales. Cost of sales increased $11.3 million for nine months ended March 31, 2019 compared to the same period last year.  The increase was driven by a $14.9 million increase in cost of services driven by an increase in transaction processing costs partially offset by a $3.6 million decrease in cost of equipment sales, resulting from lower equipment sales in fiscal year 2019.
Gross margin. Total gross margin decreased 0.3%, from 27.9% for the nine months ended March 31, 2018 to 27.6% for the nine months ended March 31, 2019.  The increase was driven by a shift to higher-margin revenue from license and transaction fees.
Operating Expenses

	For the nine months ended March 31,		Percent Change
Category ($ in thousands)	2019	2018
Selling, general and administrative expenses	$31,537	$25,558	23.4%
Investigation and restatement expenses	13,122	—	NM
Integration and acquisition costs	1,127	5,774	(80.5)%
Depreciation and amortization	3,359	2,087	60.9%
Total operating expenses	$49,145	$33,419	47.1%
____________
NM — not meaningful
Selling, general and administrative expenses.  Selling,  general and administrative expenses increased approximately $6.0 million for the nine months ended March 31, 2019, as compared to the same period in 2018.  This change was primarily driven by an increase in professional services costs partially offset by savings in employee-related expenses driven by employee attrition and lower commissions due to lower net new connections in fiscal year 2019.
Investigation and restatement expenses. Investigation and restatement expenses were $13.1 million for the nine months ended March 31, 2019 as a result of expenses incurred by the Company in connection with the Audit Committee's investigation, the restatements of previously filed financial statements, bank consents, and the ongoing remediation of deficiencies in our internal control over financial reporting.
Integration and acquisition costs. Integration and acquisition costs decreased by $4.6 million for nine months ended March 31, 2019 as compared to the same period in 2018, due to the completion of the Cantaloupe acquisition and no new acquisition activity.
Depreciation and amortization.  Depreciation and amortization expenses increased approximately $1.3 million for the nine months ended March 31, 2019 primarily due to intangible asset amortization resulting from the Cantaloupe acquisition.
Other Expense, Net

	For the nine months ended March 31,		Percent Change
($ in thousands)	2019	2018
Other income (expense):
Interest income	$1,104	$630	75.2%
Interest expense	(2,518)	(2,106)	19.6%
Total other expense, net	$(1,414)	$(1,476)	(4.2)%
Other expense, net.  Other expense, net was consistent with the same period in 2018.
Income Taxes

	For the nine months ended March 31,		Percent Change
($ in thousands)	2019	2018
(Provision) benefit for income taxes	$(60)	$109	NM
____________
NM — not meaningful
Income taxes.  For the nine months ended March 31, 2019, a tax provision of $0.1 million was recorded which primarily relates to state income and franchise taxes. The provision is based upon actual income (loss) before income taxes for the nine months ended March 31, 2019, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.
For the nine months ended March 31, 2018, a tax benefit of $0.1 million was recorded which included a benefit of $107 thousand due to the ability to recognized additional deferred tax assets related to the Company’s alternative minimum tax credit as result of the Act. The benefit is based upon actual income (loss) before income taxes for the nine months ended March 31, 2018, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.

Reconciliation of Net Loss to Adjusted EBITDA

	For the nine months ended March 31,
($ in thousands)	2019	2018
Net loss	$(21,487)	$(9,588)
Less: interest income	(1,104)	(630)
Plus: interest expense	2,518	2,106
Plus (less): income tax provision (benefit)	60	(109)
Plus: depreciation expense	3,931	4,282
Plus: amortization expense	2,369	1,304
EBITDA	(13,713)	(2,635)
Plus: stock-based compensation	1,393	1,424
Plus: litigation related professional expenses	289	—
Plus: investigation and restatement expenses	13,122	—
Plus: integration and acquisition costs	1,127	5,774
Adjustments to EBITDA	15,931	7,198
Adjusted EBITDA	$2,218	$4,563
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
Reconciliation of Net Loss to Non-GAAP Net Loss

	For the nine months ended March 31,
($ in thousands)	2019	2018
Net loss	$(21,487)	$(9,588)
Non-GAAP adjustments:
Non-cash portion of income tax provision (benefit)	14	(154)
Amortization expense	2,369	1,304
Stock-based compensation	1,393	1,424
Litigation related professional fees	289	—
Investigation and restatement expenses	13,122	—
Integration and acquisition costs	1,127	5,774
Non-GAAP net loss	$(3,173)	$(1,240)

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
LIQUIDITY AND CAPITAL RESOURCES
Cash used in operating activities was $26.2 million for the nine months ended March 31, 2019 compared to cash provided of $7.7 million in the same period in fiscal year 2018.  The change reflects a change in net expense for non-cash operating activities of $3.4 million, and net cash used by the change in various operating assets and liabilities of $25.4 million. The change in non-cash expense is primarily due to primarily due to an increase in bad debt and inventory obsolescence expense and the amortization of intangibles related to our acquisition of Cantaloupe in fiscal year 2018. The change in operating assets and liabilities is primarily driven by a decrease in the change of finance receivables of $7.8 million and a decrease in the change of accounts payable and accrued expenses of $19.1 million.
Cash used in investing activities was $2.5 million for the nine months ended March 31, 2019 compared to cash used of $68.1 million in the same period in fiscal year 2018.  The decrease is primarily related to net cash consideration paid for the acquisition of Cantaloupe in fiscal year 2018.
Cash used in financing activities was $22.4 million for the nine months ended March 31, 2019 compared to cash provided of $64.7 million in the same period in fiscal year 2018.  The change was primarily due to $39.9 million of cash proceeds from the issuance of common stock in a public offering and $37.6 million of net cash proceeds received in connection with the term loan and line of credit under the November 2017 credit agreement, as well as an additional $11.5 million in repayments on capital lease obligations and long term debt during fiscal year 2019.
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
On March 29, 2019 and September 18, 2019, the Company obtained waivers of an event of default under the credit agreement. The event of default is the result of the Company having maintained deposits on account with a financial institution in excess of the amounts permitted by the credit agreement and not having transferred certain deposit accounts to the Lender. The waiver requires the Company to remedy the event of default by March 31, 2020 by which time the Company expects to be in compliance with the underlying covenant. Although as of June 30, 2019 the Company was not in compliance with the fixed charge coverage ratio and the total leverage ratio financial covenants under the credit agreement, pursuant to the September 30, 2019 extension agreement, the lender agreed that any such failure would not constitute an event of default pending the delivery to the lender of our financial statements and related compliance certificates by no later than October 31, 2019. The Company has classified all amounts outstanding under the Revolving Credit Facility and Term Loan as current liabilities as of March 31, 2019 and June 30, 2018.
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
The Company has the following primary sources of capital available: (1) cash and cash equivalents on hand of $32.8 million as of March 31, 2019 which was $27.5 million as of June 30, 2019; (2) the cash which may be provided by operating activities in the 2020 fiscal year; (3) potential sales to third party lenders of all or a portion of our finance receivables; and (4) gross cash proceeds of $19,950,000 from the issuance of our shares to Antara as referred to above; and (5) an aggregate amount of $30 million under the Term Facility as described above.
As more fully set forth in the 2019 Form 10-K that has been filed concurrently with this Form 10-Q, management anticipates that during the 2020 fiscal year, the Company would have to satisfy its bank debt of $10.0 million, sales tax liability estimated to be no more than $16 million, and the additional costs of preparing the 2019 Form 10-K and related activities which will be incurred primarily during the first fiscal quarter of fiscal year 2020. In addition, management has recently implemented efficiencies in working capital that are designed to increase our cash balances.
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
(b) Changes in Internal Control over Financial Reporting

Other than the remediation actions disclosed in Item 9A. of the 2019 Form 10-K, there were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As discussed in Item 9A. of our 2019 Form 10-K, we have undertaken a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting. These remedial procedures entailed significant changes in our internal control over financial reporting throughout the course of the fiscal year ended June 30, 2019, and will continue through fiscal year 2020, with the goal to fully remediate all remaining material weaknesses by fiscal year end.
Part II - Other Information

Item 1. Legal Proceedings.
Class Actions
On September 11, 2018, Stéphane Gouet filed a putative class action complaint against the Company, Stephen P. Herbert (“Herbert”), our Chief Executive Officer, and Priyanka Singh (“Singh”), our former Chief Financial Officer, in the United States District Court for the District of New Jersey, Docket No. 2:18-cv-13759. The class is defined as purchaser's of USAT's publicly traded securities from November 9, 2017 through September 11, 2018 (“the Class Period”). It is alleged that the Company disclosed on September 11, 2018 that it was unable to timely file its Annual Report on Form 10-K with the Securities Exchange Commission for the fiscal year ended June 30, 2018 and that the Audit Committee of the Company’s Board of Directors was in the process of conducting an internal investigation of current and prior period matters relating to certain of the Company’s contractual arrangements, including the accounting treatment, financial reporting and internal controls related to such arrangements. The Gouet complaint alleges that the defendants disseminated false statements and failed to disclose material facts and engaged in practices that operated as a fraud or deceit upon Gouet and others similarly situated in connection with their purchases of the Company’s securities during the Class Period. Gouet alleges that Herbert and Singh had actual knowledge of the material omissions and/or falsity of the material statements and intended to deceive the purported class members or acted with reckless disregard of the truth. It is further alleged that as a result of this conduct, the market price of the Company’s securities was artificially inflated during the Class Period. The Gouet complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder.
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
Subsequently multiple USAT shareholders moved to be appointed lead plaintiff, and on December 19, 2018, the Court consolidated the three actions, appointed Pinkesh Nahar as Lead Plaintiff, and appointed the Rosen Law Firm as Lead Counsel for the consolidated actions. On February 28, 2019, the Court approved a Stipulation agreed to by the parties for the filing of an amended complaint within fourteen days after the Company filed the 2019 Form 10-K.
On January 22, 2019, USAT and Herbert filed a motion to transfer the consolidated actions to the United States District Court for the Eastern District of Pennsylvania. On February 5, 2019, the Lead Plaintiff filed its opposition to the Motion to Transfer. The Court has not yet ruled on the Motion to Transfer.
The Company plans to vigorously defend against these claims.
The Shareholder Demand Letters
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
Item 3. Defaults Upon Senior Securities.
There were no defaults on any senior securities. On February 1, 2019, an additional $334 thousand of dividends were accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of March 31, 2019 was $15.66 million. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on October 9, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of March 31, 2019 and June 30, 2018, (2) the Consolidated Statements of Operations for the three-month and nine-month periods ended March 31, 2019 and 2018, (3) the Consolidated Statements of Shareholders’ Equity for the nine-month period ended March 31, 2019, (4) the Consolidated Statements of Cash Flows for the nine-month period ended March 31, 2019 and 2018, and (5) the Notes to Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date:October 9, 2019	/s/ Stephen P. Herbert
Stephen P. Herbert,
Chief Executive Officer

Date:October 9, 2019	/s/ Glen E. Goold
Glen Goold
Interim Chief Financial Officer