Form 10-K
period 2019-06-30
USA TECHNOLOGIES INC
filed 2019-10-09
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
For the transition period from ____________________ to _____________________
Commission file number 001-33365
USA Technologies, Inc.
____________________________________________________________________________________________
(Exact name of registrant as specified in its charter)

Pennsylvania	23‑2679963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Deerfield Lane, Suite 300, Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)
(610) 989‑0340
____________________________________________________________________________________________
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).   Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2018, was $227,255,418.
As of September 19, 2019, there were 60,008,481 outstanding shares of Common Stock, no par value.

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

EXPLANATORY NOTE
Financial Information Included in this Form 10-K
This Annual Report on Form 10-K for the fiscal year ended June 30, 2019 contains our audited consolidated financial statements for the fiscal years ended June 30, 2019 and 2018, which have not previously been filed, as well as restatements of the following previously filed consolidated financial statements: (i) our audited consolidated financial statements for the fiscal year ended June 30, 2017; (ii) our selected financial data as of and for the fiscal year ended June 30, 2017 contained in Item 6 of this Form 10-K; (iii) our selected financial data as of and for the fiscal year ended June 30, 2016 contained in Item 6 of this Form 10-K; (iv) our selected financial data as of and for the fiscal year ended June 30, 2015 contained in Item 6 of this Form 10-K; and (v) our unaudited consolidated financial statements for the fiscal quarters ended September 30, 2016, December 31, 2016, March 31, 2017, September 30, 2017, December 31, 2017 and March 31, 2018, in Note 20, “Unaudited Quarterly Data” of the Notes to Consolidated Financial Statements, located in Item 8 of this Form 10-K.
We have not filed and do not intend to file amendments to any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatements of our consolidated financial statements. Accordingly, as disclosed in our Current Reports on Form 8-K filed on February 6, 2019, and October 9, 2019, the consolidated financial statements contained in these previously filed financial reports, including any related press releases, earnings releases, management’s report on the effectiveness of internal control over financial reporting, or investor communications should no longer be relied upon.
We have not filed and do not intend to file a separate Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Concurrent with this filing, we are filing our Quarterly Reports on Form 10-Q for each of the fiscal quarters ended September 30, 2018, December 31, 2018, and March 31, 2019 (the “Fiscal Year 2019 Form 10-Qs”).
We have not timely filed our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and the Fiscal Year 2019 Form 10-Qs as a result of the internal investigation of the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) and the subsequent restatement of certain of our prior period financial statements as more fully described below.
As previously reported, our common stock and preferred stock were suspended from trading on The Nasdaq Stock Market (“Nasdaq”) effective September 26, 2019 as a result of our inability to remain current in our SEC reporting obligations. Pursuant to applicable Nasdaq rules, we intend to request that the Nasdaq Listing and Hearing Review Council review the determination of the Nasdaq Hearings Panel to delist our securities. During the appeal period and the appeals process, trading in the Company’s securities on Nasdaq will remain suspended, and Nasdaq will not take further action to delist the Company’s securities. Following the suspension of trading in its securities on Nasdaq, the Company’s securities have been quoted on the OTC Markets.
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
On February 1, 2019, the Company’s former registered public accounting firm ("independent auditor") notified the Audit Committee of its resignation. The former independent auditor also indicated that reliance should not be placed on: (i) the Report of Independent Public Accounting Firm dated August 22, 2017 relating to the Company’s internal control over financial reporting and consolidated financial statements for the year ended June 30, 2017; and (ii) the completed interim reviews for the periods ended September 30, 2017, December 31, 2017 and March 31, 2018. The former independent auditor also recalled its previously issued audit report on the Company’s internal control over financial reporting and consolidated financial statements for the fiscal year ended June 30, 2017.
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
On March 8, 2019, the Audit Committee approved the engagement of BDO USA, LLP (“BDO”) as the Company’s new independent registered public accounting firm effective as of the same date.
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
The non-investigatory adjustments relate to revenue recognition, deferred income tax accounting, sales tax reserves, reserves for bad debts, inventory reserves, sale-leaseback accounting, balance sheet classification of preferred stock, and various other matters.
For more information regarding the aforementioned restatements and adjustments, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Note 2, “Restatement of Consolidated Financial Statements”, Note 20, “Unaudited Quarterly Data” of the Notes to Consolidated Financial Statements in Item 8, and Item 9A. of this Form 10-K.

USA TECHNOLOGIES, INC.
PART I
Item 1. Business.
OVERVIEW
USA Technologies, Inc. (the “Company”, “We”, “USAT”, or “Our”) was incorporated in the Commonwealth of Pennsylvania in January 1992. We are a provider of technology-enabled solutions, including wireless networking, cashless transactions, asset monitoring and other value-added services that facilitate electronic payment transactions primarily within the unattended point of sale (“POS”) market. We are a leading provider in the small ticket beverage and food vending industry in the United States and are expanding our solutions and services in other unattended market segments, such as amusement, commercial laundry, air/vac, car wash, kiosk and others. Since our founding, we have designed and marketed systems, devices and solutions that facilitate electronic payment options, as well as telemetry and services facilitated by the Internet of Things (“IoT”), which include the ability to remotely monitor, control, and report on the health and performance of distributed assets containing our electronic payment solutions. Historically, these distributed assets have relied on cash for payment in the form of coins or bills, whereas, our systems allow them to accept cashless payments such as through the use of credit or debit cards or other emerging contactless forms, such as mobile payment.
On November 9, 2017, we acquired Cantaloupe Systems, Inc. (“Cantaloupe”), a premier provider of cloud and mobile solutions for the self-service retail market, in a transaction valued at approximately $88 million, consisting of $65 million in cash and $23 million in shares of our common stock. The acquisition expanded our existing cashless payment and asset monitoring platform to an end-to-end logistics and enterprise platform by integrating Cantaloupe’s Seed software services, which provide advanced operational analytics, dynamic route scheduling, automated pre-kitting, proactive malfunction management, responsive merchandising, inventory management, warehouse purchasing and accounting management. We believe that the services we obtained as a result of the acquisition are highly complementary, value-added cloud-based and mobile services, which we are now cross-selling to our existing customer base. As a result of the Cantaloupe acquisition, we acquired approximately 1,400 new customers and 270,000 new connections to our service.

We derive the majority of our revenues from license and transaction fees resulting from connections to, as well as services provided by, our ePort Connect service. These services include cashless payment, loyalty, inventory management, route logistics optimization, warehouse and accounting management, and responsive merchandising. Connections to the Company’s service include those resulting from the sale or lease of our POS electronic payment devices, telemetry devices or certified payment software or the servicing of similar third-party installed POS terminals or telemetry devices. The majority of ePort Connect customers pay a monthly fee plus a blended transaction rate on the transaction dollar volume processed by the Company. Connections to the ePort Connect service, therefore, are the most significant driver of the Company’s revenues, particularly revenues from license and transaction fees.
As of June 30, 2019, the Company had approximately 1,169,000 connections to its ePort Connect and Seed services, compared to approximately 1,028,000 connections to the ePort Connect service as of June 30, 2018, representing a 14% increase. During the fiscal year ended June 30, 2019, the Company processed approximately 847.2 million cashless transactions totaling approximately $1.6 billion in transaction dollars, representing a 35% increase in transaction volume and a 38% increase in dollars processed from the 627.2 million cashless transactions totaling approximately $1.2 billion during the fiscal year ended June 30, 2018.
The Company counts a telemeter and/or cashless payment device (for example, an ePort cashless payment device or Seed telemeter) as a connection upon shipment of an activated device to a customer under contract, at which time the device is capable of transmitting cashless payment and other data to USALive, the Company’s online reporting platform, or utilizing the Seed management services.
The Company counts a self-service retail location that does not utilize our telemeter and/or cashless payment device as a connection upon (i) receipt of notice from a customer under contract of a location that has been enabled with our API software, and (ii) our subsequent activation of the location on our platform which enables the location to utilize our payment transaction and logistics management services.
A connection to our device does not necessarily mean that our telemeter or cashless payment device has already been installed by the customer at a location, or has begun accepting and transmitting payment transactions, or has actually begun utilizing management services, or that the Company has begun receiving monthly service fees in connection with the device. Likewise, a non-device connection does not necessarily mean that the location has begun transmitting payment transactions, or has actually begun utilizing the management services, or that the Company has begun receiving monthly service fees. Rather, at the time of shipment of the device or the activation of the non-device location on our platform, the customer becomes obligated to pay the one-time activation fee (if applicable), and is obligated to pay monthly service fees and lease payments (if applicable) in accordance with the terms of the customer’s contract with the Company.
A self-service retail location that utilizes an ePort cashless payment device as well as Seed management services constitutes only one connection.
Our customer contracts provide that the customer may deactivate a device or a non-device location, as the case may be, from our platform by prior notice to us (generally thirty to sixty days). We will no longer count an existing connection as a connection following the receipt of instructions from the customer to deactivate the device or non-device location, as the case may be, upon the expiration of the applicable notice period, provided that the notice is in accordance with the terms of the customer contract. A previously installed telemeter or cashless payment system that is no longer being utilized by our customer is considered and reported as an existing connection unless and until the customer provides the appropriate notice under the contract and the applicable notice period has expired.

The above charts show the increases over the last five fiscal years in the number of connections, revenues and the dollar value of transactions handled by us. The vertical bars depict total revenues, segmented by license and transaction and Seed services fees and equipment revenues. The solid lines depict the number of connections to our ePort Connect and Seed services and the dollar value of transactions handled by us, as of the end of each of the last five fiscal years.
Our cashless solutions and services have been designed to simplify the transition to cashless for traditionally cash-only based businesses. As such, they are turn-key and include our comprehensive ePort Connect service and POS electronic payment devices or certified payment software, which are able to process traditional magnetic stripe credit and debit cards, contactless credit and debit cards and mobile payments. Standard services through ePort Connect are maintained on our proprietary operating systems and include merchant account setup on behalf of the customer, automatic processing and settlement, sales reporting and 24x7 customer support. Other value-added services that customers can choose from include cashless deployment planning, cashless performance review, loyalty products and services, and vending management solutions. Our solutions also provide flexibility to execute a variety of payment applications on a single system, transaction security, connectivity options, compliance with certification standards, and centralized, accurate, real-time sales and inventory data to manage distributed assets (wireless telemetry and IoT). The ePort® Interactive, which was unveiled in April 2016, is a cloud-based interactive media and content delivery management system and enables delivery of nutritional information, remote refunds, loyalty programs, and multimedia-marketing campaigns for the unattended and self-serve retail markets. Our Seed services complement our cashless services and provide customers with advanced operational analytics, dynamic route scheduling, automated pre-kitting, proactive equipment malfunction management, responsive merchandising, inventory management, warehouse purchasing, and accounting management.
Our customers range from global food service organizations to small businesses that operate primarily in the self-serve, small ticket retail markets including beverage and food vending, amusement and arcade machines, smartphones via our ePort Online solution, commercial laundry, and various other self-serve kiosk applications as well as equipment developers or manufacturers who incorporate our ePort Connect service into their product offerings.
We believe that we have a history of being a market leader in cashless payments with a recognized brand name, a value-added proposition for our customers and a reputation of innovation in our products and services. We believe that these attributes position us to capitalize on industry trends.
In January 2016, the Company acquired the cloud-based content delivery platform, device platform and products, customer base, and intellectual property of VendScreen, Inc. of Portland, Oregon. In addition to new technology and services, this acquisition, in addition to the acquisition of Cantaloupe in November 2017, has added an extended operational footprint for the Company, providing greater efficiencies in operational performance, expanded customer services, sales and technical support to the Company’s customer base. As a result of the acquisition, the Company added to its product line an interactive media, content delivery system, including a vending application that provides consumer product information, including nutritional data. The technology is NFC-enabled and compatible with mobile wallets including Apple Pay and Google Pay, and supports instant refunds, couponing, advertising and real-time consumer feedback to the owner and operator.
THE INDUSTRY
We operate primarily in the small ticket electronic payments and vending management industry and, more specifically, the broad unattended POS market. We provide our customers the ability to accept cashless payment “on the go” through mobile-based payment services. Our solutions and services facilitate electronic payments in industries that have traditionally relied on cash transactions and simplify inventory, warehouse, logistics, and accounting management. We believe the following industry trends are driving growth in demand for electronic payment systems and advanced logistics management in general and more specifically within the markets we serve:

•	Ongoing shift toward electronic payment transactions and away from cash and checks;

•	Increasing demand for electronic transaction functionality from both consumers and merchant/operators;

•	Improving POS technology and NFC equipped mobile phone payment technology; and

•	Increasing demand for business efficiency through modern, cloud based logistics and inventory management systems.
Shift toward electronic payment transactions and away from cash and checks
There has been an ongoing shift away from paper-based methods of payment, including cash and checks, towards electronic-based methods of payment. According to The Nilson Report, August 2018, during 2017, three card-based systems-credit, debit, and prepaid global general-purpose cards from U.S. issuers-generated $5.55 trillion in purchase volume for goods and services, and purchases on commercial cards increased 8.8%. Consumer card purchase volume was up 7.7%. Employees of private companies, government agencies, and nonprofit organizations using credit and debit cards, as well as consumers using various prepaid products (payroll, government benefits, insurance payouts, disaster relief, and more) generated $1.242 trillion in commercial card purchase volume. This was 22.37% of combined commercial and consumer card purchase volume in 2017. That market share was an increase from 22.19% in 2016.
Increase in Consumer and Merchant/Operator Demand for Electronic Payments
Increase in Consumer Demand.  The unattended, vending and kiosk POS market has historically been dominated by cash purchases. However, oftentimes, where purchases can only be made by cash at unattended POS locations, the requirement represents a cumbersome transaction for the consumer because they do not have the correct monetary value (paper or coin), or the consumer does not have the ability to convert their bills into coins. We believe electronic payment system providers such as the Company that can meet consumers’ demand within the unattended market will be able to offer retailers, card associations, card issuers and payment processors and business owners an expanding value proposition at the POS. Based upon our survey of selected vending machines connected to our service, we estimate that average annual cashless sales per machine increased by approximately 53% over the first twelve months following cashless deployment, and cashless sales as a percentage of total machine sales (cashless and cash) increased by 16% from those of such prior twelve-month period. In addition, average consumer purchases during the recent twelve-month period in which the consumer utilized a credit or debit card were approximately 38% higher than purchases where the consumer utilized cash.
Increase in Merchant/Operator Demand, for Electronic Payments.  We believe that, increasingly, merchants and operators of unattended payment locations (e.g., vending machines, laundry, tabletop games, etc.) are utilizing electronic payment alternatives as a means to improve business results. The Company works with its customers to help them drive increased revenue of their distributed assets through this expanded market opportunity. In addition, electronic payment systems can provide merchants and operators real-time sales and inventory data utilized for back-office reporting and forecasting, like the Company’s Seed solutions and services, helping them to manage their business more efficiently.
Increase in Demand for Integrated Payment Solutions. We believe that merchants have come to value payment solutions that are integrated or bundled with other solutions and software. Offering an integrated solution allows us to provide a single-source solution for our customers, and results in better customer retention and a better overall experience for our customers. Our recent acquisition of Cantaloupe allows us to provide an end-to-end enterprise solution to our customers, which includes advanced operational analytics, dynamic route scheduling, automated pre-kitting, proactive equipment malfunction management, responsive merchandising, inventory management, warehouse purchasing, and accounting management. We also view our integrated solutions as a significant competitive advantage as competitors will need fully integrated solutions to compete.
Increase in Demand for Networked Assets. IoT technology includes capturing value from wireless modules and electronic devices to improve business productivity and customer service. In addition, networked assets can provide valuable information regarding consumers’ purchasing patterns and payment preferences, allowing operators to more effectively tailor their offerings to consumers. In February 2017, Gartner, Inc. forecasted that worldwide connected things would reach 20.4 billion by 2020.
POS Technology and NFC Equipped Mobile Phone Payment Improvements
Near Field Communication (“NFC”) is a short range wireless connectivity technology that uses electromagnetic radio fields to enable communication between devices when there is a physical touch, or when they are within close proximity to one another. We believe that POS contactless terminals that are enabled to accept NFC payments and digital wallet applications, such as Google Wallet, Chase Pay, Apple Pay, Android Pay, and others, stand to benefit from these evolving trends in mobile payment. Digital wallet is essentially a digital service, accessed via the web or a mobile phone application that serves as a substitute for the traditional credit or debit card. Providers can also market directly to targeted consumers with coupons and loyalty programs.
As approximately 792,000 of the Company’s connections are contactless enabled to accept NFC payments (in addition to magnetic stripe cards) as of June 30, 2019, we believe that we are well-positioned to benefit from this emerging space.
OUR TECHNOLOGY-BASED SOLUTION
Our solutions are designed to be turn-key and include the ePort Connect service, which is a cashless payment gateway, the Seed services, which provide customers with inventory management, logistics, warehouse and accounting management, and responsive merchandising solutions. Our POS electronic payment devices contain certified payment software which is able to process traditional magnetic stripe as well as contactless credit and debit cards and NFC-equipped mobile phones that allow consumers to make payments with their cell phones. We believe that our ability to bundle our products and services, as well as the ability to tailor and customize them to individual customer needs, makes it easy and efficient for our customers to adopt and deploy our technology, and results in a service unmatched in the small-ticket, unattended retail market today.
The Product. The Company offers its customers several different devices or software to connect and manage their distributed assets. These range from our QuickConnect™ Web service, more fully described below under the section “OUR PRODUCTS,” and encrypted magnetic stripe card readers to our ePort® hardware that can be attached to the door of a stand-alone terminal.
The Network. Our ePort Connect services network is designed to transmit from our customers’ terminals payment information for processing and sales and diagnostic data for storage and reporting to our customers. Also, the network, through server-based software applications, provides remote management information, and enables control of the networked device’s functionality. Through our network we have the ability to upload software and update devices remotely enabling us to manage the devices easily and efficiently (e.g., change protocol functionality, provide software upgrades, and change terminal display messages).
The Connectivity Mediums. The client devices (described below) are interconnected for the transfer of our customers’ data through our ePort Connect network that provides wireless-based connectivity. Increased wireless connectivity options, coverage and reliability have allowed us to service a greater number of geographically dispersed customer locations. Additionally, we make it easy for our customers to deploy wireless solutions by acting as a single point of contact. We have contracted with Verizon Wireless and AT&T Mobility in order to supply our customers with wireless network coverage.
Data Security. We are listed on the VISA Global Registry of Service Providers, meaning that VISA has reviewed and accepted the Report on Compliance (RoC) from our authorized Payment Card Industry (“PCI”) assessor as a PCI DSS Service Provider. Our entry on this registry is renewed annually, and our current entry is valid through December 31, 2019. The VISA listing can be found online at http://www.visa.com/splisting/searchGrsp.do.
OUR SERVICES
For the fiscal year ended June 30, 2019, license and transaction fees generated by our ePort Connect and Seed services represented 86% of the Company’s revenues, compared to 73% of the Company’s revenues for the fiscal year ended June 30, 2018. Our ePort Connect solution provides customers with all of the following services, under one cohesive service umbrella:

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

•
Customer/Consumer Services. We support our installed base by providing 24‑hour help desk support, repairs, and replacement of impaired system solutions. In addition, all inbound consumer billing inquiries are handled through a 24‑hour help desk, thereby eliminating the need for our customers to deal with consumer billing inquiries and potential chargebacks.

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

•
IoT Telemetry and DEX data transfer. DEX, an acronym for digital exchange, is the vending industry’s standard way to communicate information such as sales, cash in bill-validators, coins in coin-boxes, sales of units by selection, pricing, door openings, and much more. The Company is able to remotely transfer and push DEX data to customers’ route management systems through DEX. The Company operates within the VDI (Vending Data Interchange) standards established by NAMA (National Automatic Merchandising Association) and sends DEX files compatible with most major remote management software systems.

•
Seed Vending Management. The Seed vending management software provides cloud and mobile solutions for advanced operational analytics, dynamic route scheduling, automated pre-kitting, proactive equipment malfunction management, responsive merchandising, inventory management, warehouse purchasing, and accounting management for any unattended retail points of service, including vending machines, micromarkets, and office coffee services.

•
Over-the-Air Update Capabilities. Automatic over-the-air updates to software, settings, and features from our network to our ePort card reader keep our customers’ hardware up to date and enable customers to benefit from any advancement made after their hardware or software purchase.

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

•
Premium Services. USAT offers Premium Services to support our customers that fully leverages the Company’s industry expertise and access to data. These services include planning, project management, installation support, Seed implementation, marketing and performance evaluation.

In connection with providing cashless payment services which we have historically provided to our customers, we enter into an ePort Connect Services Agreement, our processing and licensing agreement, with the customer pursuant to which we act as a provider of cashless financial services for the customer’s distributed assets, and the customer agrees to have us retain from settled funds an activation fee, monthly service fees, and transaction processing fees. Our agreements are generally cancelable by the customer upon thirty to sixty days’ notice to us. It typically takes thirty to sixty days for a new connection to begin contributing to the Company’s license and transaction fee revenues.
In connection with providing Seed vending management solutions, with or without Seed cashless financial services, we enter into Subscription Agreements with our customers. Pursuant to the Subscription Agreement and the related Master Service Agreement, the customer typically assumes a non-cancellable obligation to receive and pay for our services for a period of five years. For some of these customers, we serve as the merchant of record, and the customer agrees to have fees for both cashless and vending management services withheld from the settled funds. For the remainder of the customers, Global Payments, Inc., formerly Heartland Payment Systems, Inc., serves as the merchant of record, and we bill the customers for our vending management solutions.
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

•	ePort Edge™ is a one-piece, magnetic swipe-only cashless system with basic features that the Company continues to support.

•
ePort G‑9 is a two-piece design for traditional magnetic stripe credit/debit cards and contactless cards with features that support enhanced acceptance options, consumer engagement offerings and advanced diagnostics, which the Company continues to support.

•
ePort G10-S is a 4G LTE cashless payment device that enables faster processing and enhanced functionality for payment and consumer engagement applications that require higher speeds and large data loads, operates on the AT&T and Verizon networks, and has built-in NFC support for mobile payments while also allowing the acceptance of traditional credit and debit cards.

•
Seed Cashless is a 4G LTE cashless payment device which operates on the AT&T network and has built-in NFC support for mobile payments while also allowing the acceptance of traditional credit and debit cards.

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

•
Seed Cloud is an enterprise-grade vending management software which provides cloud and mobile solutions for advanced operational analytics, dynamic route scheduling, automated pre-kitting, proactive equipment malfunction management, responsive merchandising, inventory management, warehouse purchasing, and accounting management that is layered on, and takes advantage of, the data provided by the ePort devices.

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

•
ePort Online, which enables customers to use USALive to securely process cards typically held on file for the purpose of online billing and recurring charges. ePort Online helps USAT’s customers reduce paper invoicing and collections.

SPECIFIC MARKETS WE SERVE
Our current customers are primarily in the self-serve, small ticket retail markets in North America, including beverage and food vending and kiosk, commercial laundry, car wash, tolls, amusement and gaming, and office coffee. We estimate that there are approximately 13 million to 15 million potential connections in this self-serve, small ticket retail market. The 1,169,000 connections to our service as of June 30, 2019 constitute 8% of these potential connections, compared to 1,028,000 connections to our service as of June 30, 2018, which constituted 7% of these potential connections. While these industry sectors represent only a small fraction of our total market potential, as described below, these are the areas where we have gained the most traction to date. In addition to being our current primary markets, we believe these sectors serve as a proof-of-concept for other unattended POS industry applications.
Vending. According to the 2018 Census of the Convenience Services Industry conducted by Technomic for NAMA, the convenience services industry, which consists of vending machines, micro markets, office coffee service (OCS) and pantry services, is estimated to represent a total annual revenue of $26 billion, a 4% increase since 2016. The Census found that while the vending segment of the convenience services industry continued to contract (-3% since 2016), micro markets, OCS and pantry service segments have more than made up for the shortfall. According to the Census, micro markets continued their rapid expansion, with revenues growing 99% over the previous two years, while OCS grew at 7%. The Company believes these machines represent a significant market opportunity for electronic payment conversion when compared to the Company’s existing ePort Connect service base and the overall low rate of industry adoption to date. For example, in another study conducted by Automatic Merchandiser (State of the Vending Industry, June 2015) that included a representative 5.1 million machines, cashless adoption was estimated at only 11% in 2014. With the continued shift to electronic payments and the advancement in mobile and POS technology, we believe that the traditional beverage and food vending industry will continue to look to cashless payments and telemetry systems to improve their business results.
Kiosk. The second annual Kiosk Market Census Report found that sales of global interactive kiosks - not counting vending machines, ATMs and mounted tablets - reached $9.2 billion in 2019, marking an 18 percent 1-year gain and surpassing the prior year's growth rate. We believe that kiosks are becoming increasingly popular as credit, debit or contactless payment options enable kiosks to sell an increased variety of items. In addition, the study points to the increasing trend toward self-sufficiency, where time is the most important commodity of the consumer. As merchants continue to seek new ways to reach their customers through kiosk applications, we believe the need for a reliable cashless payment provider experienced with machine integration, PCI compliance and cashless payment services designed specifically for the unattended market will be of increasing value in this market. Our existing kiosk customers integrate with our cashless payment services via our QuickConnect Web service using one of our encrypted readers or ePort POS technologies.
Laundry. Our primary targets in laundry consist of the coin-operated commercial laundry and multi-housing laundry markets. According to the Coin Laundry Association, the U.S. commercial laundry industry is comprised of about 29,500 coin laundries in the U.S., with an estimated gross annual revenue of nearly $5 billion.
OUR COMPETITIVE STRENGTHS
We believe that we benefit from a number of advantages gained through our nearly twenty-five year history in our industry. They include:

1.
One-Stop Shop, End-to-End Solution. We believe that our ability to offer our customers one point of contact through a bundled cashless payment solution makes it easy and efficient for our customers to adopt and deploy our electronic payment solutions and results in a service that is unmatched in the small ticket, self-service retail market today. To our knowledge, other cashless payment and vending management solutions available in the market today require the operator to set up their own accounts for cashless processing (i.e., act as the merchant of record) and manage multiple service providers (i.e., hardware terminal manufacturer, wireless network provider, and/or credit card processor). We interface directly with our card processor and wireless service provider, and, with our hardware solutions, are able to offer a bundled and integrated solution to our customers for whom we serve as the merchant of record.

2.
Trusted Brand Name. We believe that the ePort has a strong national reputation for quality, reliability, and innovation. We believe that card associations, payment processors, and merchants/operators trust our system solutions and services to handle financial transactions in a secure operating environment. Our trusted brand name is exemplified by our high level of customer retention and numerous exclusive three-year agreements with customers for use of our ePort Connect service. We have agreements with partners like Visa, MasterCard, Chase Paymentech and Verizon Wireless as well as several one-way exclusive relationships which we have solidified with leading organizations within the unattended POS industry, including Setomatic Systems and AMI Entertainment Network, Inc.

3.
Market Leadership. We believe we have one of the largest installed bases of unattended POS electronic payment systems in the unattended small ticket retail market for food and beverage in the United States and we are continuing to expand to other adjacent markets such as laundry, amusement, gaming, and kiosks. As of June 30, 2019, we had approximately 1,169,000 connections to our network. Our installed base supports our sales and marketing initiatives by enhancing our ability to establish or expand our market position. In addition, this data in combination with our industry experts and analysis enables us to offer Premium Services to our customers to help them deploy and better leverage our technology in their locations. We believe our installed base also provides multiple opportunities for referrals for new business, either from the merchant or operator of the deployed asset or through one of our several strategic partnerships.

4.
Attractive Value Proposition for Our Customers. We believe that our solutions provide our customers an attractive value proposition. Our solutions and services make possible increased purchases by consumers who in the past were limited to the physical cash on hand while making a purchase at an unattended terminal, thereby increasing the universe of potential customers and the size of the purchases of those customers. In addition, we offer value-added offerings and services such as Two-Tier Pricing, which allows the operator to charge different amounts for the same product depending upon whether the consumer chooses to pay by cash or credit/debit. Consumer engagement services further extend the potential for customers to build new revenue opportunities, customer loyalty and brand distinction. One of such services is provided through the ePort interactive platform, our cloud-based interactive media and content delivery management system, which enables delivery of nutritional information, remote refunds, loyalty programs, and multimedia-marketing campaigns for the unattended and self-serve retail markets. Lastly, with our new Seed Cloud, we provide the ability for customers to pursue additional opportunities to reduce costs and improve operating efficiencies with tools such as advanced operational analytics, dynamic route scheduling, automated pre-kitting, proactive equipment malfunction management, responsive merchandising, inventory management, warehouse purchasing, and accounting management on a modern, cloud based SaaS offering.

5.
Increasing Scale and Financial Stability. Due to the continued growth in connections to the Company’s ePort Connect and Seed services, during the 2019 fiscal year, 86% of the Company’s revenues were from license and transaction fees which are recurring in nature, compared to 73% of the Company's revenues during the 2018 fiscal year. We believe that this growing scale provides us improved financial stability and the footprint to market and distribute our products and services more effectively and in more markets than most of our competitors.

6.
Customer-Focused Research and Development. Our research and development initiatives focus primarily on adding features and functionality to our electronic payment solutions and logistics management platform based on customer input and emerging market trends. As of June 30, 2019, we had 87 patents (US and International) in force, and 7 United States and 7 international patent applications pending. We have generated considerable intellectual property and know-how associated with creating a seamless, end-to-end experience for our customers.
OUR GROWTH OPPORTUNITY
Our primary objective is to continue to enhance our position as a leading provider of technology that enables electronic payment transactions, advanced logistics management, and value-added services primarily at small-ticket, self-service retail locations such as vending, kiosks, commercial laundry, and other similar markets. We plan to execute our growth strategy organically and through strategic acquisitions. The Company believes its service-approach business model can create a high-margin stream of recurring revenues that could create a foundation for long-term value and continued growth. Key elements of our strategy are to:
Drive Growth in Connections
Leverage Existing Customers/Partners. We have a solid base of key customers across multiple markets, particularly in vending, that have currently deployed our solutions and services to a portion of their deployed base. Approximately 86% of our new connections during the fiscal year ended June 30, 2019 and approximately 75% of our new connections during the fiscal year ended June 30, 2018 were from existing customers. We estimate that our current customers represent approximately 3,100,000 potential connections. Based on the 1,169,000 connections to our service as of June 30, 2019, there remain approximately 1,900,000 million potential connections from our current customers that could be connected to our service. As a result, they are a key component of our plan to drive future sales. We have worked to build these relationships, drive future deployments, and develop customized network interfaces. Our customers have seen the benefits of our products and services first-hand and we believe they currently represent the largest opportunity to scale connections to our service.
Expand Distribution and Sales Reach. We are intently focused on driving profitable growth through efficient sales channels. Our sales resources and new distribution relationships have led to increased penetration in markets such as amusement and arcade, and commercial laundry. When a reseller sells our ePort, we count a customer as a new customer upon the signing of the applicable services agreement with the customer.
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
Expanding the Value of our Service
Capitalize on the emerging NFC and growing mobile payments trends. With approximately 91% of our cashless connected base enabled to accept NFC payments (including mobile wallets), the Company believes that continued increases in consumer preferences towards contactless payments, including mobile wallets like Apple Pay and Android Pay, represent a significant opportunity for the Company to further drive adoption. As the variety of payment methods expands and consumer behaviors evolve, the ability to make credit and debit card payments at unattended terminals is highly in demand among consumers, with 70% of U.S., U.K. and Australian respondents in the 2018 TNS Unattended Terminals Survey saying they would prefer unattended vending machines and kiosks to accept both card and cash payments. This same survey found that 57% of adults between the ages of 18 and 34 were willing to make a payment at an unattended terminal with a digital wallet such as Apple Pay, Samsung Pay or Google Pay. Further, 33% of the U.S. respondents said they would be willing to make a payment at an unattended kiosk or vending machine using a wearable device, such as a bracelet, fitness tracker, keyring, etc. As consumers continue to adopt these new methods of cashless payments, it is our belief that adoption will continue to accelerate at a rapid pace and result in more rapid adoption of cashless solutions like the Company’s ePort in the markets that we serve.
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

Comprehensive Service and Support. In addition to its industry-leading ePort cashless payments system, the Company seeks to provide its customers with a comprehensive, value-added ePort Connect service that is designed to encourage optimal return on investment through business planning and performance optimization; business metrics through the Company’s KnowledgeBase of data; a loyalty and rewards program for consumer engagement; marketing strategy and executional support; sales data and machine alerts; DEX data transmission; and the ability to extend cashless payments capabilities and the full suite of services across multiple aspects of an operator’s business including micro-markets contract food industry, online payments and mobile payments.
Leverage Intellectual Property. Through June 30, 2019, we have 87 U.S. and foreign patents in force that contain various claims, including claims relating to payment processing, networking and energy management devices. In addition, we own numerous trademarks, copyrights, and trade secrets. We will continue to explore ways to leverage this intellectual property in order to add value for our customers, attain an increased share of the market, and generate licensing revenues.
SALES AND MARKETING
The Company’s sales strategy includes both direct sales and channel development, depending on the particular dynamics of each of our markets. Our marketing strategy is diversified and includes media relations, direct mail, digital automation, conferences, and client referrals. As of June 30, 2019, the Company was marketing and selling its products through its full and part-time sales staff consisting of 26 people.
Direct Sales
Our direct sales efforts are currently primarily focused on the beverage and food vending industry in the United States, although we continue to further develop our presence in our ancillary market segments.
Indirect Sales/ Distribution
As part of our strategy to expand our sales reach while optimizing resources, we have agreements with select resellers in the car wash, amusement and arcade, and vending markets. We also have a strategic marketing relationship in the commercial laundry market that makes the Company the exclusive service provider to Setomatic Systems’ POS offering, SpyderWash. We also have a distribution and white label program with the Wittern Group, a manufacturer of vending machines, pursuant to which Wittern embeds our Seed cashless hardware into its vending machines and sells Seed services to its customers. We have also entered into agreements with resellers and distributors in connection with our energy management products.
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
IMPORTANT RELATIONSHIPS
Verizon Wireless
In April 2011, we signed an agreement with Verizon for access to their digital wireless wide area network for the transport of data, including credit card transactions and inventory management data. The initial term of the agreement was three years, which was extended until April 2016. Since the end of the term, the agreement automatically renewed and will continue to automatically renew for successive one month periods unless terminated by either party upon thirty days’ notice.
On September 21, 2011, the Company and Verizon entered into a Joint Marketing Addendum (the “Verizon Agreement”) which amended the agreement described above. Pursuant to the Verizon Agreement, the Company and Verizon would work together to help identify business opportunities for the Company’s products and services. Verizon may introduce the Company to existing or potential Verizon customers that Verizon believes are potential purchasers of the Company’s products or services and may attend sales calls with the Company made to these customers. The Company and Verizon would collaborate on marketing and communications materials that would be used by each of them to educate and inform customers regarding their joint marketing work. Verizon has the right to list the Company’s products and services in its Data Solutions Guide for use by its sales and marketing employees and in its external website. The Verizon Marketing Agreement is terminable by either party upon 45 days’ notice.
VISA
As of July 1, 2017, we entered into a three-year agreement with Visa U.S.A. Inc. (“Visa”), pursuant to which Visa has agreed to continue to make available to the Company certain promotional interchange reimbursement fees for small ticket debit and credit card transactions in the unattended beverage and food vending merchant category code, as well as for small ticket regulated debit card transactions in the other unattended vending and/or retail merchant category codes covered by the agreement. As previously reported, following implementation of the Durbin Amendment, Visa had significantly increased its interchange fees for small ticket regulated debit card transactions effective October 1, 2011. The promotional interchange reimbursement fees provided by the aforementioned agreement will continue until September 30, 2020.
MasterCard
On January 12, 2015, we entered into a three-year MasterCard Acceptance Agreement (“MasterCard Agreement”) with MasterCard International Incorporated ("MasterCard"), pursuant to which MasterCard has agreed to make available to us reduced interchange rates for small ticket debit card transactions in certain merchant category codes. As previously reported, MasterCard had significantly increased its interchange rates for small ticket regulated debit card transactions effective October 1, 2011, and as a result, the Company ceased accepting MasterCard debit card products in mid-November 2011. Pursuant to the MasterCard Agreement, however, the Company is currently accepting MasterCard debit card products for small ticket debit card transactions in the unattended beverage and food vending merchant category code. The Company and MasterCard entered into a first amendment on April 27, 2015, pursuant to which the conditions under, or the transactions to, which the MasterCard custom pricing would be available, was amended. The reduced interchange rates became effective on April 20, 2015. Pursuant to an amendment effective July 17, 2018, the agreement was extended until March 1, 2019, and will automatically renew for successive one-year terms thereafter, unless either party provides 60 days’ advance notice of non-renewal.
Chase Paymentech
We entered into a five-year Third Party Payment Processor Agreement, dated April 24, 2015 with Paymentech, LLC, through its member, JPMorgan Chase Bank, N.A. (“Chase Paymentech”), pursuant to which Chase Paymentech will act as the provider of credit and debit card transaction processing services (including authorization, conveyance and settlement of transactions) to the Company, which acts as the merchant of record. The Agreement provides that Chase Paymentech will act as the exclusive provider of transaction processing services to the Company for at least 250 million transactions per year. The Agreement provides that Chase Paymentech may modify the pricing for its services upon 30‑days’ notice, and in connection with certain such increases, the Company has the right to terminate the Agreement upon 120‑days’ notice. Following the expiry of the initial term of the Agreement on April 24, 2020, the Agreement will automatically renew for successive one-year terms unless either party provides 30 days’ advance notice of non-renewal.
Compass/Foodbuy
On June 30, 2009, we entered into a Master Purchase Agreement (“MPA”) with Foodbuy, LLC (“Foodbuy”), the procurement company for Compass Group USA, Inc. (“Compass”) and other customers. The MPA provides, among other things that, USAT shall be a preferred supplier and provider to Foodbuy and its customers, including Compass, of USAT’s products and services. The MPA automatically renews for successive one-year periods unless terminated by either party upon sixty days’ notice prior to the end of any such one-year renewal period. In addition, on July 1, 2009, USAT and Compass, in conjunction with the MPA described above, also entered into a three-year ePort Connect Services Agreement pursuant to which USAT will provide Compass with all card processing, data, network, communications and financial services, and DEX telemetry data services required in connection with all Compass vending machines utilizing ePorts. The agreement automatically renews for successive one-year periods unless terminated by either party upon sixty days’ notice prior to the end of any such one-year renewal period. During the fiscal years ended June 30, 2019 and June 30, 2018, Compass represented approximately 17% and 16% of our total revenues, respectively. Our Seed Pro software is utilized by vending machines operated by Compass for dynamic scheduling, pre-kitting, asset health management, and merchandising to Compass’s customers nationwide.
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
Setomatic Systems
In April 2013, we entered into a three-year exclusive agreement with Setomatic Systems (“Setomatic”), a privately owned and operated developer and manufacturer of both open and closed loop card payment systems, drop coin meters and electronic timers for the commercial laundry industry. Under the terms of the agreement, the Company, through our ePort Connect® service, will act as the exclusive service provider for all credit/debit card processing for all new customers of Setomatic’s SpyderWash, a credit/debit card acceptance product. Similarly, the Company will market its ePort Connect service in the United States laundry market exclusively through Setomatic. After the initial three-year term, the agreement has been renewing automatically for successive one-year periods but is subject to 120 days’ notice of non-renewal by either party.
Global Payments
For a vast majority of our customers who receive Seed vending management solutions and Seed cashless services from us, the credit and debit card transaction processing services are provided by Global Payments, Inc., formerly Heartland Payment Systems. We entered into a three-year agreement with Global Payments on April 6, 2018, pursuant to which Global Payments will act as the provider of credit and debit card transaction processing services (including authorization and conveyance) for transactions on points of sale owned or operated by our customers. For some of the customers, Global Payments serves as the merchant of record and settles funds directly to the customers, while for other customers, we serve as the merchant of record and will settle the transactions to the customer, after withholding monthly fees for cashless and vending management solutions. Our agreement with Global Payments automatically renews for successive one-year periods unless either party provides 60 days’ notice of non-renewal to the other party.
AT&T
In August 2017, we signed an agreement with AT&T for access to their LTE machine to machine wireless wide area network for the transport of data, including credit card transactions and inventory management data. The initial term of the agreement is five years. The agreement will automatically renew for successive one year periods unless terminated by either party upon thirty days’ notice.
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
There has been a shift by our customers from acquiring our product via JumpStart (our rental program), which accounted for 11.51% of our gross connections in fiscal year 2018, and for 11.01% of our gross connections in fiscal year 2019. The shift to a straight purchase, along with our ability to increase cash collections under QuickStart sales by utilizing leasing companies, improves cash provided by operating activities.
Due to the success of the QuickStart program, as measured by customer utilization of the program and the positive impact on the Company’s cash flows from operating activities when a leasing company is utilized, the Company intends to expand this program by entering into additional vendor agreements with leasing companies and/or expanding its relationship with the three incumbent leasing companies.
JUMP START PROGRAM
Pursuant to the JumpStart Program, customers acquire the ePort cashless device at no upfront cost by paying a higher monthly service fee, avoiding the need to make a major upfront capital investment. The Company would continue to own the ePort device utilized by its customer. At the time of the shipment of the ePort device, the customer is obligated to pay to the Company a one-time activation fee, and is later obligated to pay monthly ePort Connect service fees in accordance with the terms of the customer’s contract with the Company, in addition to transaction processing fees generated from the device. In fiscal year 2019, the Company added approximately 6% of its gross new connections through JumpStart, compared to approximately 4% in fiscal year 2018.
MANUFACTURING
The Company utilizes independent third-party companies for the manufacturing of its products. Our internal manufacturing process mainly consists of quality assurance of materials and testing of finished goods received from our contract manufacturers. We have not entered into a long-term contract with our contract manufacturers, nor have we agreed to commit to purchase certain quantities of materials or finished goods from our manufacturers beyond those submitted under routine purchase orders, typically covering short-term forecasts.
COMPETITION
We are a leading provider of cashless payments systems for the small-ticket, unattended market in the United States, and believe we have the largest installed base of unattended POS electronic payment systems in the beverage and food vending industry in the United States. Factors that we consider to be our competitive advantages are described above under “OUR COMPETITIVE STRENGTHS.” Our competitors are increasingly and actively marketing products and services that compete with our products and services in the vending space including manufacturers who may include in their new vending machines their own (or another third party’s) cashless payment systems and services. Our major competitor is Crane Payment Innovations. In addition to these competitors, there are also numerous credit card processors that offer card processing services to traditional retail establishments that could decide to offer similar services to the industries that we serve.
In the cashless laundry market, our joint solution with Setomatic Systems competes with hardware manufacturers, who provide joint solutions to their customers in partnership with payment processors, and with at least one competitor who provides an integrated hardware and payment processing solution.
TRADEMARKS, PROPRIETARY INFORMATION, AND PATENTS
The Company owns US federal registrations for the following trademarks and service marks: Blue Light Sequence®, Business Express®, CM2iQ®, Creating Value Through Innovation®, EnergyMiser®, ePort®, ePort Connect®, ePort Edge®, ePort GO®, ePort Mobile®, eSuds®, Intelligent Vending®, SnackMiser®, TransAct®, USA Technologies® USALive®, VendingMiser®, PC EXPRESS®, VENDSCREEN® and VM2iQ®.
Cantaloupe owns US federal and European Union registrations for the following trademarks and service marks: Buzzbox®, Cantaloupe circle logo (design only), Cantaloupe Systems®, Cantaloupe Systems & design (Cantaloupe circle logo), Compuvend®, Openvdi®, Routemaster®, Seed®, Seed & design, Seed Office®, SeedCashless & design, VendPro®, Warehouse Master®, Because Machines Can't Cry For Help®.
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
Through June 30, 2019, 130 patents have been granted to the Company or its subsidiaries, including 95 United States patents and 35 foreign patents, and 7 United States and 7 international patent applications are pending. Of the 130 patents, 87 are still in force. Our patents expire between 2019 and 2038.
EMPLOYEES
As of June 30, 2019, the Company had 118 full-time employees and 8 part-time employees.

Item 1A. Risk Factors.
Risks Relating to Our Business
We have a history of losses since inception and if we continue to incur losses, the price of our shares can be expected to fall.
We experienced losses from inception through June 30, 2012, and from fiscal year 2015 through fiscal year 2019. For fiscal years 2019, 2018, and 2017, we incurred a net loss of $32.0 million, $11.3 million, and $7.5 million, respectively. In light of our recent history of losses as well as the length of our history of losses, profitability in the foreseeable future is not assured. Until the Company’s products and services can generate sufficient annual revenues, the Company will be required to use its cash and cash equivalents on hand and may raise capital to meet its cash flow requirements including the issuance of common stock or debt financing. Additionally, if we continue to incur losses in the future, the price of our common stock can be expected to fall.
We may require additional financing or find it necessary to raise capital to sustain our operations and without it we may not be able to achieve our business plan.
At June 30, 2019, we had net working capital of $2.8 million and cash and cash equivalents of $27.5 million. We had net cash provided by (used in) operating activities of $(28.7) million, $12.4 million, and $(6.1) million for fiscal years ended 2019, 2018, and 2017, respectively. Unless we maintain or grow our current level of operations, we may need additional funds to continue these operations. We may also need additional capital to respond to unusual or unanticipated non-operational events. Such non-operational events include but are not limited to full remediation of internal control deficiencies that existed as of June 30, 2019 and shareholder class action lawsuits, government inquiries or enforcement actions that could potentially arise from the circumstances that gave rise to our restatements and extended filing delay in filing our periodic reports. Should the financing that we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could have a material adverse effect on our business, operating results, financial condition and prospects.
Our existing loan agreement contains restrictions which may limit our flexibility in operating and growing our business.
Our existing loan agreement contains covenants regarding our maintenance of a minimum fixed charge coverage ratio and a maximum total leverage ratio, each as defined in our loan agreement. Additionally, the loan agreement requires us to deliver to our bank, among other things, audited and unaudited financial statements on a periodic basis. We are not in compliance with these covenants and have obtained waivers and extensions of time to deliver such financial statements until October 31, 2019. Future failures to be in compliance with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all or a portion of our outstanding indebtedness, which would have a material adverse effect on our business, financial condition and results of operations.
The loss of one or more of our key customers could significantly reduce our revenues, results of operations, and net income.
We have derived, and believe we may continue to derive, a significant portion of our revenues from one large customer or a limited number of large customers. Customer concentrations for the years ended June 30, 2019, 2018 and 2017 were as follows:

	For the year ended June 30,
Single customer	2019	2018	2017
Total revenue	17%	16%	25%
The loss of such customers could materially adversely affect our revenues. Additionally, a major customer in one year may not purchase any of our products or services in another year, which may negatively affect our financial performance. We have offered, and may in the future offer, discounts to our large customers to incentivize them to continue to utilize our products and services. If we are required to sell products to any of our large customers at reduced prices or unfavorable terms, our results of operations and revenue could be materially adversely affected. Further, there is no assurance that our customers will continue to utilize our transaction processing and related services as our customer agreements are generally cancelable by the customer on thirty to sixty days’ notice. Additionally, the Audit Committee’s internal investigation of certain matters that was commenced in the first quarter of fiscal year 2019 and the resulting delay in the filing of the Company’s periodic reports could affect the willingness of potential customers to purchase the Company’s products and services and of existing customers to continue their relationship with the Company without revised terms and/or special provisions.

We depend on our key personnel and, if they leave us, or if we are unable to attract highly skilled personnel, our business could be adversely affected.
We are dependent on key management personnel, particularly the Chief Executive Officer, Stephen P. Herbert. The loss of services of Mr. Herbert or other officers could dramatically affect our business prospects. Our executive officers and certain of our officers and employees are particularly valuable to us because:

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
Our success and future growth also depends to a significant degree on the skills and continued services of our management team, many of whom are recent hires, including our interim Chief Financial Officer, our Chief Operating Officer and our Chief Compliance Officer. Further, potential reputational harm arising from the restatements and extended delay in filing our periodic reports may make it difficult for us to retain these new hires and other existing senior management, sales personnel, and development and engineering personnel critical to our ability to execute our business plan, which could result in harm to key customer relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. We may experience a loss of productivity due to the departure of key personnel and the associated loss of institutional knowledge, or while new personnel integrate into our business and transition into their respective roles. Our future success also depends on our ability to attract and motivate highly skilled technical, managerial, sales, marketing and customer service personnel, including members of our management team.
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
As of June 30, 2019, the United States Government and other countries have granted us 130 patents, of which 87 are still in force. We had 14 pending United States and foreign patent applications, and will consider filing applications for additional patents covering aspects of our future developments, although there can be no assurance that we will do so. In addition, there can be no assurance that we will maintain or prosecute these applications. There can be no assurance that:

•	any of the remaining patent applications will be granted to us;

•	we will develop additional products that are patentable or that do not infringe the patents of others;

•	any patents issued to us will provide us with any competitive advantages or adequate protection for our products;

•	any patents issued to us will not be challenged, invalidated or circumvented by others; or

•	any of our products would not infringe the patents of others.
If any of our products or services is found to have infringed any patent, there can be no assurance that we will be able to obtain licenses to continue to manufacture, use, sell, and license such product or service or that we will not have to pay damages and/or be enjoined as a result of such infringement.
If we are unable to adequately protect our proprietary technology or fail to enforce or prosecute our patents against others, third parties may be able to compete more effectively against us, which could result in the loss of customers and our business being adversely affected. Patent and proprietary rights litigation entails substantial legal and other costs and diverts Company resources as well as the attention of our management. There can be no assurance we will have the necessary financial resources to appropriately defend or prosecute our intellectual property rights in connection with any such litigation.
If we are not able to implement successful enhancements and new features for our products and services, our business could be materially and adversely affected.
Our success depends on our ability to develop new products and services to address the rapidly evolving market for cashless payments and cloud and mobile solutions for the self-service retail markets. Rapid and significant technological changes continue to confront the industries in which we operate, including developments in proximity payment devices. These new services and technologies may be superior to, impair, or render obsolete the products and services we currently offer or the technologies we currently use to provide them. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and we may not be successful in realizing a return on these development efforts in a timely manner or at all. There can be no assurance that any new products or services we develop and offer to our customers will achieve significant commercial acceptance. Our ability to develop new products and services may be inhibited by industry-wide standards, payment card networks, existing and future laws and regulations, resistance to change from our customers, or third parties’ intellectual property rights. If we are unable to provide enhancements and new features for our products and services or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected.
In addition, because our products and services are designed to operate with a variety of systems, infrastructures, and devices, we need to continuously modify and enhance our products and services to keep pace with changes in mobile, software, communication, and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely and cost-effective manner. Any failure of our products and services to continue to operate effectively with third-party infrastructures and technologies could reduce the demand for our products and services, result in dissatisfaction of our customers, and materially and adversely affect our business.
The termination of our relationships with certain third-party suppliers upon whom we rely for services that are critical to our products could adversely affect our business and delay achievement of our business plan.
The operation of our wireless networked devices depends upon the capacity, reliability and security of services provided to us by our wireless telecommunication services providers, AT&T Mobility and Verizon Wireless. In addition, if we terminate relationships with our current telecommunications service providers, we may have to replace hardware that is part of our existing ePort or Seed products that are already installed in the marketplace in order to make them compatible with a new network. This could significantly harm our reputation and could cause us to lose customers and revenues.
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
We rely on information technology and other systems to transmit financial information of consumers making cashless transactions and to provide accounting and inventory management services to our customers. As such, the information we transmit and/or maintain are exposed to the ever-evolving threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent use by consumers, customers, company employees, or employees of third party vendors. The steps we take to deter and mitigate these risks, including being certified for PCI compliance, may not be successful, and any resulting compromise or loss of data or systems could adversely impact the marketplace acceptance of our products and services, and could result in significant remedial expenses to not only assess and repair any damage to our systems, but also to reimburse customers for losses that occur from the fraudulent use of confidential data. Additionally, we could become subject to significant fines, litigation, and loss of reputation, potentially impacting our financial results.

Further, substantially all of the cashless payment transactions handled by our network involve Visa or MasterCard. If we fail to comply with the applicable standards or requirements of the Visa and MasterCard card associations relating to security, Visa or MasterCard could suspend or terminate our registration with them. The termination of our registration with them or any changes in the Visa or MasterCard rules that would impair our registration with them could require us to stop providing cashless payment services through our network. In such event, our business plan and/or competitive advantages in the market place would be materially adversely affected.
We rely on other card payment processors, and if they fail or no longer agree to provide their services, our customer relationships could be adversely affected, and we could lose business.
We rely on agreements with other large payment processing organizations, primarily Chase Paymentech and Global Payments, Inc., formerly Heartland Payment Systems, Inc., to enable us to provide card authorization, data capture and transmission, settlement and merchant accounting services for the customers we serve. The termination by our card processing providers of their arrangements with us or their failure to perform their services efficiently and effectively will adversely affect our relationships with the customers whose accounts we serve and may cause those customers to terminate their processing agreements with us.
Disruptions at other participants in the financial system could prevent us from delivering our cashless payment services.
The operations and systems of many participants in the financial system are interconnected. Many of the transactions that involve our cashless payment services rely on multiple participants in the financial system to accurately move funds and communicate information to the next participant in the transaction chain. A disruption for any reason at one of the participants in the financial system could impact our ability to cause funds to be moved in a manner to successfully deliver our services. Although we work with other participants to avoid any disruptions, there is no assurance that such efforts will be effective. Such a disruption could lead to the inability for us to deliver services, reputational damage, lost customers and lost revenue, loss of customers’ confidence, as well as additional costs, all of which could have a material adverse effect on our revenues, profitability, financial condition, and future growth.
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
New legislation could be enacted regulating the basis upon which interchange rates are charged for debit or credit card transactions, which could increase the debit or credit card interchange fees charged by bankcard networks. An example of such legislation is the so-called “Durbin Amendment,” an amendment to the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010. The Durbin Amendment regulates the basis upon which interchange rates for debit card transactions are made to ensure that interchange rates are “reasonable and proportionate to costs.” Pursuant to regulations that were promulgated by the Federal Reserve, Visa and MasterCard have significantly increased their interchange fees for small ticket debit card transactions.
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
As of July 1, 2017, we entered into a three-year agreement with Visa U.S.A. Inc. (“Visa”), pursuant to which Visa has agreed to continue to make available to the Company certain promotional interchange reimbursement fees for small ticket debit and credit card transactions. Similarly, MasterCard International Incorporated ("MasterCard") has agreed to make available to us reduced interchange rates for small ticket debit card transactions through March 1, 2019, and for successive one-year periods thereafter unless the agreement between the parties is terminated by either party upon sixty days' notice prior to the end of any such one-year renewal period. During the term of the Visa Agreement, the Company does not anticipate accepting any debit cards with interchange fees that are higher than the rates provided under the Visa Agreement. The Company will continue to accept Visa- and MasterCard- branded debit cards in addition to all major credit cards, including Visa, MasterCard, Discover and American Express at its current processing rates. If the Visa or MasterCard Agreements are not extended, our financial results would be materially adversely affected unless we are able to pass these significant additional charges to our customers.
Any increase in chargebacks not paid by our customers may adversely affect our results of operations, financial condition and cash flows.
In the event a dispute between a cardholder and a customer is not resolved in favor of the customer, the transaction is normally charged back to the customer and the purchase price is credited or otherwise refunded to the cardholder. When we serve as merchant of record, if we are unable to collect such amounts from the customer's account, or if the customer refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for a chargeback, we bear the loss for the amount of the refund paid to the cardholder. We may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our customers could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have policies to manage customer-related credit risk and attempt to mitigate such risk by monitoring transaction activity. Notwithstanding our programs and policies for managing credit risk, it is possible that a default on such obligations by one or more of our customers could have a material adverse effect on our business.
Failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could result in additional costs being incurred for remediation, cause a loss of confidence in our financial reporting, and adversely affect the trading price of our common stock.
Effective internal control over financial reporting is necessary for us to provide accurate financial information. We previously identified a material weakness in our internal controls over financial reporting as of the end of fiscal years 2016 and 2015. Additionally, the Board of Directors of the Company, upon the recommendation of the Audit Committee and following discussions with management, determined that the following financial statements previously issued by the Company should no longer be relied upon: (1) the audited consolidated financial statements for the fiscal year ended June 30, 2015, (2) the audited consolidated financial statements for the fiscal year ended June 30, 2016, (3) the audited consolidated financial statements for the fiscal year ended June 30, 2017, and (4) the quarterly and year-to-date unaudited consolidated financial statements for September 30, 2016, December 31, 2016, March 31, 2017, September 30, 2017, December 31, 2017, and March 31, 2018. Similarly, it was determined that reliance should not be placed on the management’s report on the effectiveness of internal control over financial reporting as of June 30, 2017. Additionally, we have concluded that our internal controls over financial reporting were not effective as of June 30, 2019 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of June 30, 2019, all as described in Item 9A, “Controls and Procedures,” of this Form 10-K. Remediation efforts to address the identified weaknesses are ongoing and we were not able to fully remediate our material weaknesses in internal controls as of June 30, 2019, and we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective as of June 30, 2020. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and to continue to improve the procedures and controls relating to our operational and financial systems, as well as to continue to expand, train, retain and manage our personnel who are essential to effective internal controls. In doing so, we will continue to incur expenses and expend management time on compliance-related issues.
If our remediation measures are insufficient to address the identified deficiencies, or if additional deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Failures in internal controls may negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of our shares, subject us to regulatory investigations and penalties and/or shareholder litigation, and materially adversely impact our business and financial condition.

Shareholder activists could cause a disruption to our business.
The circumstances that gave rise to our restatement and extended delays in filing our periodic reports and in holding an annual meeting of shareholders has increased the risk that we may be subject to legal and business challenges in the operation of our company due to actions instituted by activist shareholders or others, such as shareholder proposals, media campaigns, proxy contests and other such actions. Responding to proxy contests or such other actions could be costly and time-consuming, disrupt our operations and divert the attention of our Board and management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition. Additionally, perceived uncertainties as to our future direction as a result of shareholder activism or potential changes to the composition of our Board may lead to the perception of a change in the direction of the business, loss of potential business opportunities, instability or lack of continuity. This may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. On May 20, 2019, Hudson Executive Capital LP filed a Schedule 13D with the SEC reporting that it was the beneficial owner of 12% of our common stock, by an amendment thereto filed on August 5, 2019, reported that it was the beneficial owner of 14% of our common stock, and, by an amendment thereto filed on September 27, 2019, reported that it was the beneficial owner of 16.9% of our common stock.
The accounting review of our previously issued financial statements and the audits of prior fiscal years have been time-consuming and expensive, has resulted in the filing of class action lawsuits and the receipt of derivative demand letters, and may result in additional expense and/or litigation.
We have incurred significant expenses, including audit, legal, consulting and other professional fees, in connection with the Audit Committee’s investigation, the review of our accounting, the audits, the restatements of previously filed financial statements, bank consents, and the ongoing remediation of deficiencies in our internal control over financial reporting. Specifically, during the fiscal year ended June 30, 2019, the Company incurred various expenses including those relating to the internal investigation in the amount of $13.5 million, relating to the restatement in the amount of $1.9 million, and relating to pending class action litigation in the amount of $0.5 million. To the extent that steps we are continuing to take to reduce errors in accounting determinations are not successful, we could be forced to incur significant additional time and expense. The incurrence of significant additional expense, or the requirement that management devote significant time that could reduce the time available to execute on our business strategies, could have a material adverse effect on our business, results of operations and financial condition.
Although we have completed the restatement, we cannot guarantee that we will not receive inquiries from the SEC, Nasdaq or other regulatory authorities regarding our restated financial statements or matters relating thereto, or that we will not be subject to future claims, investigations or proceedings. Any future inquiries from the SEC, Nasdaq or other regulatory authority, or future claims or proceedings or any related regulatory investigation will, regardless of the outcome, likely consume a significant amount of our internal resources and result in additional legal and accounting costs.
We are also subject to a shareholder class action arising out of the misstatements in our financial statements or public filings. For additional discussion, see Item 3. Legal Proceedings and "Legal Matters" in Note 19 to our Consolidated Financial Statements. Our management has been, and may in the future be, required to devote significant time and attention to this litigation, and this and any additional matters that arise could have a material adverse impact on our results of operations and financial condition as well as on our reputation. While we cannot estimate our potential exposure in these matters at this time, we have already incurred significant expense defending this litigation and expect to continue to need to incur significant expense.
We and certain of our current and former officers and directors have been named in shareholder class action lawsuits, which could require significant additional management time and attention, result in significant additional legal expenses or result in government enforcement actions.
We and certain of our current and former officers and directors have been named in shareholder class action lawsuits, and may become subject to further litigation, government investigations or proceedings arising therefrom. The pending litigation has been, and any future litigation, investigation or other actions that may be filed or initiated against us or our current or former officers or directors may be time consuming and expensive. We cannot predict what losses we may incur in these litigation matters, and contingencies related to our obligations under the federal and state securities laws, or in other legal proceedings or governmental investigations or proceedings related to these matters.
To date, we have incurred significant costs in connection with pending litigation and with the special litigation committee proceedings. Any legal proceedings, if decided adversely to us, could result in significant monetary damages, penalties and reputational harm, and will likely involve significant defense and other costs. We have entered into indemnification agreements with each of our directors and certain of our officers, and our bylaws require us to indemnify each of our directors and officers. Further, our insurance may not cover all claims that have been or may be brought against us, and insurance coverage may not continue to be available to us at a reasonable cost. As a result, we have been and may continue to be exposed to substantial uninsured liabilities, including pursuant to our indemnification obligations, which could materially adversely affect our business, prospects, results of operations and financial condition.
For additional discussion of these matters, refer to Item 3. “Legal Proceedings” and Footnote 19. Commitments and Contingencies of the Notes to Consolidated Financial Statements.
Matters relating to or arising from the restatement and the Audit Committee’s investigation, including adverse publicity and potential concerns from our customers could continue to have an adverse effect on our business and financial condition.
We have restated our consolidated financial statements as of and for the fiscal year 2017, our selected financial data as of and for the fiscal years ended June 30, 2017, June 30, 2016 and June 30, 2015, and our unaudited consolidated financial statements for the quarterly periods ended September 30, 2016, December 31, 2016, March 31, 2017, September 30, 2017, December 31, 2017, and March 31, 2018. As a result, such restatements and other findings of the Audit Committee following the internal investigation, we have been and could continue to be the subject of negative publicity focusing on the restatement and adjustment of our financial statements, and may be adversely impacted by negative reactions from our customers or others with whom we do business. Concerns include the perception of the effort required to address our accounting and control environment and the ability for us to be a long-term provider to our customers. The continued occurrence of any of the foregoing could harm our business and have an adverse effect on our financial condition. Additionally, as a result of the restatements, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement. If litigation did occur, we may incur additional substantial defense costs regardless of their outcome. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs.
Risks Relating to Our Common Stock
Trading in our securities has been suspended by, and may be delisted from, Nasdaq, and we cannot assure you that the suspension will be lifted, or that, if our securities are delisted, that they will be relisted.
As a result of the delay in filing our periodic reports with the SEC, we failed to comply with the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”). As a result, a Nasdaq Hearings Panel determined to delist our securities and suspended the trading of our securities on Nasdaq effective September 26, 2019. Pursuant to applicable Nasdaq rules, we intend to request that the Nasdaq Listing and Hearing Review Council (the “Review Council”) review the determination of the Nasdaq Hearings Panel to delist our securities. There can be no assurance that our appeal will be successful or if we will be able to relist our securities on Nasdaq. If our securities are delisted and we are unable to relist our securities, or in the event that our securities would be relisted or the trading suspension lifted by the Review Council, no assurance can be provided that an active trading market will develop or, if one develops, will continue.
The suspension or ultimate delisting of our securities from Nasdaq, could have a material adverse effect on us by, among other things, reducing:
The liquidity of our common stock;
The market price of our common stock;
The number of institutional and other investors that will consider investing in our common stock;
The number of market makers in our common stock;
The availability of information concerning the trading prices and volume of our common stock;
The number of broker-dealers willing to execute trades in shares of our common stock;
Our ability to obtain equity financing for the continuation of our operations;
Our ability to use our equity as consideration in any acquisition; and

The effectiveness of equity-based compensation plans for our employees used to attract and retain individuals important to our operations.
Upon certain fundamental transactions involving the Company, such as a merger or sale of substantially all of our assets, we may be required to distribute the liquidation preference then due to the holders of our series A Preferred Stock which would reduce the amount of the distributions otherwise to be made to the holders of our common stock in connection with such transactions.
Our articles of incorporation provide that upon a merger or sale of substantially all of our assets or upon the disposition of more than 50% of our voting power, the holders of at least 60% of the preferred stock may elect to have such transaction treated as a liquidation and be entitled to receive their liquidation preference. Upon our liquidation, the holders of our preferred stock are entitled to receive a liquidation preference prior to any distribution to the holders of common stock which, as of June 30, 2019 was approximately $20 million.
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
If securities and/or industry analysts fail to continue publishing research about our business, if they change their recommendations adversely, or if our results of operations do not meet their expectations, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly for any reason, including the recent suspension of trading in our securities or a potential delisting of our securities by Nasdaq, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, it is likely that, in some future period, our operating results will be below the expectations of securities analysts or investors. If one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.
Item 2. Properties.
The Company leases approximately 23,138 square feet of space located in Malvern, Pennsylvania, for its principal executive office and for general administrative functions, sales activities, product development, and customer support. The Company’s monthly base rent for the premises is approximately $48 thousand, and will increase each year up to a maximum monthly base rent of approximately $53 thousand. The lease expires on November 30, 2023.
The Company also leases 11,250 square feet of space in Malvern, Pennsylvania, for its product warehousing and shipping under a lease agreement which expires on December 31, 2019. As of June 30, 2019, the Company’s rent payment is approximately $6 thousand per month.
The Company leases space in Portland, Oregon. The current lease commenced on October 17, 2016, and will terminate on December 31, 2019. The leased premises consist of approximately 5,362 square feet of rentable space. The lease includes monthly rental payments of approximately $11 thousand per month through December 31, 2019.
The Company leases approximately 8,400 square feet of space in San Francisco, California, for general office purposes, including engineering, technical testing and software development. The current lease commenced on February 1, 2010 and will terminate on January 31, 2020. The Company’s monthly base rent for the premises is approximately $45 thousand, and will increase each year up to a maximum monthly base rent of approximately $47 thousand.
The Company leases approximately 7,745 square feet of office space in Matairie, Louisiana. The lease is for a period of 74 months, and commenced on November 12, 2018. The Company’s monthly base rent for the premises will initially be approximately $15 thousand, and will increase each year up to a maximum monthly base rent of approximately $16 thousand.

The Company leases approximately 16,713 square feet of office space in Denver, Colorado. The lease is for a period of 89 months, and commenced on August 1, 2019. The Company’s monthly base rent for the premises, which is payable from January 1, 2020, will initially be approximately $45 thousand, and will increase each year up to a maximum monthly base rent of approximately $53 thousand. The Company intends to consolidate its Portland and San Francisco offices into this new office location.
Item 3. Legal Proceedings.
New Jersey District Court Consolidated Shareholder Class Actions
On September 11, 2018, Stéphane Gouet filed a putative class action complaint against the Company, Stephen P. Herbert, the Chief Executive Officer, and Priyanka Singh, the former Chief Financial Officer, in the United States District Court for the District of New Jersey. The class is defined as purchasers of the Company’s securities from November 9, 2017 through September 11, 2018. The complaint alleges that the Company disclosed on September 11, 2018 that it was unable to timely file its Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “2018 Form 10-K”), and that the Audit Committee of the Company’s Board of Directors was in the process of conducting an internal investigation of current and prior period matters relating to certain of the Company’s contractual arrangements, including the accounting treatment, financial reporting and internal controls related to such arrangements. The complaint alleges that the defendants disseminated false statements and failed to disclose material facts and engaged in practices that operated as a fraud or deceit upon Gouet and others similarly situated in connection with their purchases of the Company’s securities during the proposed class period. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “1934 Act”) and Rule 10b-5 promulgated thereunder.
Two additional class action complaints, containing substantially the same factual allegations and legal claims, were filed against the Company, Herbert and Singh in the United States District Court for the District of New Jersey. On September 13, 2018, David Gray filed a putative class action complaint, and on October 3, 2018, Anthony E. Phillips filed a putative class action complaint. Subsequently, multiple shareholders moved to be appointed lead plaintiff, and on December 19, 2018, the Court consolidated the three actions, appointed a lead plaintiff (the “Lead Plaintiff”), and appointed lead counsel for the consolidated actions (the “Consolidated Action”).
On February 28, 2019, the Court approved a Stipulation agreed to by the parties in the Consolidated Action for the filing of an amended complaint within fourteen days after the Company files the 2018 Form 10-K. On January 22, 2019, the Company and Herbert filed a motion to transfer the Consolidated Action to the United States District Court for the Eastern District of Pennsylvania. On February 5, 2019, the Lead Plaintiff filed its opposition to the Motion to Transfer. On September 30, 2019, the Court granted the motion to transfer.
On August 12, 2019, the University of Puerto Rico Retirement System (“UPR”) filed a putative class action complaint in the United States District Court for the District of New Jersey against the Company, Herbert, Singh, the Company’s Directors at the relevant time (Steven D. Barnhart, Joel Books, Robert L. Metzger, Albin F. Moschner, William J. Reilly and William J. Schoch) (“the Independent Directors”), and the investment banking firms who acted as underwriters for the May 2018 follow-on public offering of the Company (the “Public Offering”): William Blair & Company; LLC; Craig-Hallum Capital Group, LLC; Northland Securities, Inc.; and Barrington Research Associates, Inc. (“the Underwriter Defendants”). The class is defined as purchasers of the Company’s shares pursuant to the registration statement and prospectus issued in connection with the Public Offering. Plaintiff seeks to recover damages caused by Defendants’ alleged violations of the Securities Act of 1933 (the “1933 Act”), and specifically Sections 11, 12 and 15 thereof. The complaint generally seeks compensatory damages, rescissory damages and attorneys’ fees and costs. The UPR complaint was consolidated into the Consolidated Action and the UPR docket was closed. Pursuant to the February 28, 2019 Stipulation referred to above, plaintiffs’ counsel in the Consolidated Action will file one amended complaint (covering the 1933 Act and the 1934 Act claims) after the 2018 Form 10-K has been filed, and no response to the complaint is required at this time.
The Company plans to vigorously defend against the claims asserted in the Consolidated Action.
Chester County, Pennsylvania Class Action
On May 17, 2019, the City of Warren Police and Fire Retirement System filed a putative class action complaint in the Court of Common Pleas, Chester County, Pennsylvania. The class is defined as purchasers of the Company’s shares pursuant to the registration statement and prospectus issued in connection with the Public Offering. The defendants are the Company, Herbert, Singh, the Independent Directors, and the Underwriter Defendants. Plaintiff alleges that the registration statement contained untrue statements of material facts or omitted to state facts necessary to make the statements not misleading, and was not prepared in accordance with the rules and regulations governing its preparation. Plaintiff seeks to recover damages caused by defendants’ alleged violations of the 1933 Act, and specifically Sections 11, 12 and 15 thereof. The complaint generally seeks compensatory damages, rescissory damages, attorneys’ fees and costs. Defendants filed a Petition for Stay due to the previously filed Consolidated Action, and on September 20, 2019, and following a hearing, the Court granted the Petition and stayed the action pending the final disposition of the Consolidated Action. The Company plans to vigorously defend against these claims.
The Shareholder Demand Letters
By letter dated October 12, 2018, Peter D’Arcy, a purported shareholder of the Company, demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s current and former officers and directors for breach of fiduciary duties. The letter alleged the officers and directors made false and misleading statements that failed to disclose that the Company’s accounting treatment, financial reporting and internal controls related to certain of the Company’s contractual agreements would result in an internal investigation and would delay the Company’s filing of its 2018 Form 10-K, and that the Company failed to maintain adequate internal controls. By letter dated October 18, 2018, Chiu Jen-Ting, a purported shareholder of the Company, demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s current and former officers and directors for breach of fiduciary duties in connection with issues similar to those asserted by Mr. D’Arcy. By letter dated August 2, 2019, Stan Emanuel, a purported shareholder of the Company, demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s current and former officers and directors for breach of fiduciary duties in connection with issues similar to those asserted by Mr. D’Arcy. In response to the first two demand letters, and in accordance with Pennsylvania law, in January 2019, the Board of Directors formed a special litigation committee (the “SLC”) consisting of Joel Brooks and William Reilly, Jr., in order to, among other things, investigate and evaluate the demand letters. The SLC has retained counsel and the SLC and its counsel are currently investigating the matters raised in these letters.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock was traded on The NASDAQ Global Market under the symbol “USAT” until September 26, 2019, when such trading was suspended by a Nasdaq Hearings Panel due to our failure to comply with our periodic filing obligations. Following the suspension of trading in its securities on Nasdaq, the Company’s common stock has been quoted on the OTC Markets’ Pink Open Market under the symbol “USAT.”

As of September 19, 2019, there were approximately 558 holders of record of our common stock and 253 record holders of the preferred stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.
The holders of the common stock are entitled to receive such dividends as the Board of Directors of the Company may from time to time declare out of funds legally available for payment of dividends. Through the date hereof, no cash dividends have been declared on the Company’s common stock or preferred stock. No dividend may be paid on the common stock until all accumulated and unpaid dividends on the preferred stock have been paid. As of September 19, 2019, such accumulated unpaid dividends amounted to approximately $16 million. The preferred stock is also entitled to a liquidation preference over the common stock which, as of June 30, 2019 equaled approximately $20 million.
As of June 30, 2019, equity securities authorized for issuance by the Company with respect to compensation plans were as follows:

Plan category	Number of Securities to be issued upon exercise of outstanding options and warrants (a)	Weighted average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,127,097	$—	1,944,253	(1)
Equity compensation plans not approved by security holders	—	—	—
TOTAL	1,127,097	$—	1,944,253
__________________________________________

(1)
Represents (i) 1,500,000 stock options or shares of common stock remaining to be awarded under the 2018 Equity Incentive Plan, (ii) 342,806 stock options or shares of common stock remaining to be awarded under the 2015 Equity Incentive Plan, and (iii) 101,447 stock options remaining to be awarded under the 2014 Stock Option Incentive Plan.

As of September 19, 2019, shares of common stock reserved for future issuance were as follows:

•	23,978 shares issuable upon the exercise of common stock warrants at an exercise price of $5.00 per share

•	104,472 shares issuable upon the conversion of outstanding preferred stock and cumulative preferred stock dividends;

•	627,167 shares underlying stock options issued or to be issued under the 2014 Stock Option Incentive Plan;

•	944,183 shares issuable, and shares underlying stock options issued, under the 2015 Equity Incentive Plan;

•	1,500,000 shares issuable, and shares underlying stock options to be issued, under the 2018 Equity Incentive Plan; and

•
140,000 shares issuable to our former CEO upon the occurrence of a USA Transaction, as such term is defined in the Jensen Stock Agreement dated September 27, 2011 by and between the Company and George R. Jensen, Jr.

PERFORMANCE GRAPH
The following graph shows a comparison of the 5‑year cumulative total shareholder return for our common stock with The NASDAQ Composite Index and the S&P 500 Information Technology Index in the United States. The graph assumes a $100 investment on June 30, 2014 in our common stock and in the NASDAQ Composite Index and the S&P 500 Information Technology Index, including reinvestment of dividends.
COMPARISON OF 5‑YEAR CUMULATIVE TOTAL RETURN
Among USA Technologies, Inc., The NASDAQ Composite Index and The S&P 500 Information Technology Index

Total Return For:	Jun-14	Jun-15	Jun-16	Jun-17	Jun-18	Jun-19

USA Technologies, Inc.	$100	$128	$202	$246	$664	$352
NASDAQ Composite	$100	$113	$110	$139	$170	$182
S&P 500 Information Technology Index	$100	$109	$113	$149	$193	$217
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
Item 6. Selected Financial Data.

We have restated the selected financial data presented in this report as of and for the years ended June 30, 2017, 2016 and 2015 to reflect adjustments to our previously issued consolidated financial statements as more fully described in Note 2 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K. The impacts of the restatement are shown below in each of the applicable periods.

The following selected financial data as of and for the three years ended June 30, 2019 is derived from the audited consolidated financial statements of USA Technologies. The selected financial data as of and for the years ended June 30, 2016 (as restated) and 2015 (as restated) is unaudited, was derived from our unaudited consolidated financial statements, which were prepared on the same basis as our audited consolidated financial statements, and reflects the impact of adjustments to, or restatement of, our previously filed financial information. The selected financial data should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto included in this 10-K under the caption Item 8, "Financial Statements and Supplementary Data."

	As of and for the year ended June 30,
($ in thousands, except per share data)	2019	2018 (3)	2017 (As Restated)	2016 (As Restated)	2015 (As Restated)
Consolidated Statement of Operations Data:				(unaudited)	(unaudited)
Revenue (1)	$143,799	$132,508	$101,436	$77,572	$58,134
Operating loss	$(30,156)	$(9,223)	$(4,134)	$(3,121)	$(589)
Net loss (2)	$(32,028)	$(11,284)	$(7,465)	$(38,337)	$(2,114)
Cumulative preferred dividends	$(668)	$(668)	$(668)	$(668)	$(668)
Net loss applicable to common shares	$(32,696)	$(11,952)	$(8,133)	$(39,005)	$(2,782)
Net loss per common share - basic	$(0.54)	$(0.23)	$(0.20)	$(1.07)	$(0.08)
Net loss per common share - diluted	$(0.54)	$(0.23)	$(0.20)	$(1.07)	$(0.08)
Cash dividends per common share	—	—	—	—	—

Consolidated Balance Sheet Data:
Total assets	$181,097	$231,995	$67,544	$59,852	$80,310
Line of credit, net	$—	$—	$7,036	$7,184	$4,000
Capital lease obligations and long-term debt, including current portion	$12,773	$35,766	$4,259	$6,859	$10,664
Shareholders’ equity	$112,453	$142,688	$24,468	$19,328	$49,145

Consolidated Statement of Cash Flows Data:
Net cash (used in) provided by operating activities	$(28,701)	$12,431	$(6,072)	$11,976	$(2,845)
Net cash (used in) provided by investing activities	$(4,230)	$(68,861)	$(3,439)	$(7,434)	$4,535
Net cash (used in) provided by financing activities	$(23,569)	$127,649	$2,984	$3,465	$612
Net (decrease) increase in cash and cash equivalents	$(56,500)	$71,219	$(6,527)	$8,007	$2,302
Cash and cash equivalents at beginning of year	$83,964	$12,745	$19,272	$11,374	$9,072
Cash and cash equivalents at end of year	$27,464	$83,964	$12,745	$19,381	$11,374

Connections & Transaction Data (unaudited):
Net New Connections	141,000	460,000	140,000	95,000	67,000
Total Connections	1,169,000	1,028,000	568,000	428,000	333,000
New Customers Added	3,200	3,500	1,650	1,450	2,300
Total Customers	19,400	16,200	12,700	11,050	9,600
Total Number of Transactions (millions)	847.2	627.2	414.9	316.5	216.6
Transaction Volume ($ millions)	$1,647.0	$1,197.5	$803.0	$584.8	$388.9
_____________________________________

(1)
As discussed in Note 3—Accounting Policies, revenue for the years ended June 30, 2015, 2016, 2017 and 2018 is not comparable to revenue for the year ended June 30, 2019 due to our adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606" or "Topic 606").

(2)	Net loss for the year ended June 30, 2016 includes income tax expense of $30 million for the increase of tax valuation allowance.

(3)	Financial statement results beginning in the year ended June 30, 2018 include the results of Cantaloupe since the acquisition by the Company.

In connection with the significant account and transaction review performed by management, as more fully described in Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K, certain errors were identified in the years ended June 30, 2016 and 2015 and were corrected as part of the restatement. The effects of the errors in the years ended June 30, 2016 and 2015 on the financial data are as follows:

	As of June 30, 2016
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$19,272	$—	$19,272
Accounts receivable	4,899	4	4,903
Finance receivables, net	3,588	—	3,588
Inventory, net	2,031	(581)	1,450
Prepaid expenses and other current assets	987	(35)	952
Deferred income taxes	2,271	(2,271)	—
Total current assets	33,048	(2,883)	30,165

Non-current assets:
Finance receivables due after one year	3,718	—	3,718
Other assets	348	—	348
Property and equipment, net	9,765	3,355	13,120
Deferred income taxes	25,453	(25,453)	—
Intangibles, net	798	—	798
Goodwill	11,703	—	11,703
Total non-current assets	51,785	(22,098)	29,687

Total assets	$84,833	$(24,981)	$59,852

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$12,354	$16	$12,370
Accrued expenses	3,458	3,558	7,016
Line of credit, net	7,119	65	7,184
Capital lease obligations and current obligations under long-term debt	629	4,654	5,283
Income taxes payable	18	—	18
Deferred revenue	—	153	153
Warrant liabilities	3,739	—	3,739
Deferred gain from sale-leaseback transactions	860	(860)	—
Total current liabilities	28,177	7,586	35,763

Long-term liabilities:
Deferred income taxes	—	32	32
Capital lease obligations and long-term debt, less current portion	1,576	—	1,576
Accrued expenses, less current portion	15	—	15
Deferred gain from sale-leaseback transactions, less current portion	40	(40)	—
Total long-term liabilities	1,631	(8)	1,623

Total liabilities	$29,808	$7,578	$37,386
Commitments and contingencies
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $18,108 at June 30, 2016	—	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—	—
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $18,108 at June 30, 2016	3,138	(3,138)	—
Common stock, no par value, 640,000,000 shares authorized, 37,783,444 shares issued and outstanding at June 30, 2016	233,394	—	233,394
Accumulated deficit	(181,507)	(32,559)	(214,066)
Total shareholders’ equity	55,025	(35,697)	19,328
Total liabilities, convertible preferred stock and shareholders’ equity	$84,833	$(24,981)	$59,852

	Year ended June 30, 2016
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated

Revenue:
License and transaction fees	$56,589	$(7)	$56,582
Equipment sales	20,819	171	20,990
Total revenue	77,408	164	77,572

Costs of sales:
Cost of services	38,089	(574)	37,515
Cost of equipment	17,334	717	18,051
Total costs of sales	55,423	143	55,566
Gross profit	21,985	21	22,006

Operating expenses:
Selling, general and administrative	22,373	1,675	24,048
Depreciation and amortization	647	—	647
Impairment of intangible asset	432	—	432
Total operating expenses	23,452	1,675	25,127
Operating loss	(1,467)	(1,654)	(3,121)

Other income (expense):
Interest income	320	—	320
Interest expense	(600)	(1,546)	(2,146)
Change in fair value of warrant liabilities	(5,674)	—	(5,674)
Total other expense, net	(5,954)	(1,546)	(7,500)

Loss before income taxes	(7,421)	(3,200)	(10,621)
Benefit (provision) for income taxes	615	(28,331)	(27,716)

Net loss	(6,806)	(31,531)	(38,337)
Preferred dividends	(668)	—	(668)
Net loss applicable to common shares	$(7,474)	$(31,531)	$(39,005)
Net loss per common share
Basic	$(0.21)	$(0.86)	$(1.07)
Diluted	$(0.21)	$(0.86)	$(1.07)
Weighted average number of common shares outstanding
Basic	36,309,047	—	36,309,047
Diluted	36,309,047	—	36,309,047

	Year ended June 30, 2016
($ in thousands)	As Previously Reported	Adjustments	As Restated

OPERATING ACTIVITIES:
Net loss	$(6,806)	$(31,531)	$(38,337)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash stock-based compensation	849	—	849
(Gain) loss on disposal of property and equipment	(167)	—	(167)
Non-cash interest and amortization of debt discount	13	35	48
Bad debt expense	1,450	(12)	1,438
Provision for inventory reserve	—	767	767
Depreciation and amortization	5,222	1,208	6,430
Impairment of intangible asset	432	—	432
Change in fair value of warrant liabilities	5,674	—	5,674
Deferred income taxes, net	(660)	28,440	27,780
Recognition of deferred gain from sale-leaseback transactions	(860)	860	—
Changes in operating assets and liabilities:
Accounts receivable	(375)	265	(110)
Finance receivables, net	(2,040)	—	(2,040)
Inventory, net	1,036	1,423	2,459
Prepaid expenses and other current assets	(763)	382	(381)
Deferred revenue	—	(118)	(118)
Accounts payable and accrued expenses	3,080	4,208	7,288
Income taxes payable	383	(419)	(36)
Net cash provided by operating activities	6,468	5,508	11,976

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(536)	(1,662)	(2,198)
Proceeds from sale of property and equipment	389	—	389
Cash paid for assets acquired from VendScreen	(5,625)	—	(5,625)
Net cash used in investing activities	(5,772)	(1,662)	(7,434)

FINANCING ACTIVITIES:
Cash used in retirement of common stock	(213)	—	(213)
Proceeds from exercise of common stock warrants	4,918	—	4,918
Proceeds from line of credit	7,163	2,948	10,111
Repayment of line of credit	(3,992)	(3,008)	(7,000)
Repayment of capital lease obligations and long-term debt	(674)	(3,677)	(4,351)
Net cash provided by financing activities	7,202	(3,737)	3,465

Net increase in cash and cash equivalents	7,898	109	8,007
Cash and cash equivalents at beginning of year	11,374	—	11,374
Cash and cash equivalents at end of year	$19,272	$109	$19,381

	As of June 30, 2015
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$11,374	$—	$11,374
Accounts receivable	5,971	256	6,227
Finance receivables, net	941	—	941
Inventory, net	4,216	349	4,565
Prepaid expenses and other current assets	574	(162)	412
Deferred income taxes	1,258	(1,258)	—
Total current assets	24,334	(815)	23,519

Non-current assets:
Finance receivables due after one year	3,698	—	3,698
Other assets	350	—	350
Property and equipment, net	12,869	4,158	17,027
Deferred income taxes	25,788	1,833	27,621
Intangibles, net	432	—	432
Goodwill	7,663	—	7,663
Total non-current assets	50,800	5,991	56,791

Total assets	$75,134	$5,176	$80,310

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$10,542	$(1,292)	$9,250
Accrued expenses	2,108	653	2,761
Line of credit, net	4,000	—	4,000
Capital lease obligations and current obligations under long-term debt	478	6,830	7,308
Income taxes payable	54	—	54
Deferred revenue	—	271	271
Deferred gain from sale-leaseback transactions	860	(860)	—
Total current liabilities	18,042	5,602	23,644

Long-term liabilities:
Capital lease obligations and long-term debt, less current portion	1,854	1,502	3,356
Accrued expenses, less current portion	49	—	49
Warrant liabilities	978	—	978
Deferred gain from sale-leaseback transactions, less current portion	900	(900)	—
Total long-term liabilities	3,781	602	4,383

Total liabilities	$21,823	$6,204	$28,027
Commitments and contingencies
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $17,440 at June 30, 2015	—	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—	—
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $17,440 at June 30, 2015	3,138	(3,138)	—
Common stock, no par value, 640,000,000 shares authorized, 40,331,645 shares issued and outstanding at June 30, 2017	224,874	—	224,874
Accumulated deficit	(174,701)	(1,028)	(175,729)
Total shareholders’ equity	53,311	(4,166)	49,145
Total liabilities, convertible preferred stock and shareholders’ equity	$75,134	$5,176	$80,310

	Year ended June 30, 2015
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated

Revenue:
License and transaction fees	$43,633	$(4)	$43,629
Equipment sales	14,444	61	14,505
Total revenue	58,077	57	58,134

Costs of sales:
Cost of services	29,429	(573)	28,856
Cost of equipment	11,825	274	12,099
Total costs of sales	41,254	(299)	40,955
Gross profit	16,823	356	17,179

Operating expenses:
Selling, general and administrative	16,451	705	17,156
Depreciation and amortization	612	—	612
Total operating expenses	17,063	705	17,768
Operating loss	(240)	(349)	(589)

Other income (expense):
Interest income	83	—	83
Other income	52	—	52
Interest expense	(302)	(1,251)	(1,553)
Change in fair value of warrant liabilities	(393)	—	(393)
Total other expense, net	(560)	(1,251)	(1,811)

Loss before income taxes	(800)	(1,600)	(2,400)
(Provision) benefit for income taxes	(289)	575	286

Net loss	(1,089)	(1,025)	(2,114)
Preferred dividends	(668)	—	(668)
Net loss applicable to common shares	$(1,757)	$(1,025)	$(2,782)
Net loss per common share
Basic	$(0.05)	$(0.03)	$(0.08)
Diluted	$(0.05)	$(0.03)	$(0.08)
Weighted average number of common shares outstanding
Basic	35,719,211	—	35,719,211
Diluted	35,719,211	—	35,719,211

	Year ended June 30, 2015
($ in thousands)	As Previously Reported	Adjustments	As Restated

OPERATING ACTIVITIES:
Net loss	$(1,089)	$(1,025)	$(2,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	716	—	716
(Gain) loss on disposal of property and equipment	(17)	—	(17)
Bad debt expense	1,098	271	1,369
Provision for inventory reserve	—	356	356
Depreciation and amortization	5,731	1,164	6,895
Change in fair value of warrant liabilities	393	—	393
Deferred income taxes, net	215	(575)	(360)
Gain on sale of finance receivables	(52)	—	(52)
Recognition of deferred gain from sale-leaseback transactions	(834)	834	—
Changes in operating assets and liabilities:
Accounts receivable	(2,539)	(2,413)	(4,952)
Finance receivables, net	(4,114)	—	(4,114)
Inventory, net	(1,931)	(1,443)	(3,374)
Prepaid expenses and other current assets	(304)	163	(141)
Accounts payable and accrued expenses	996	1,474	2,470
Deferred revenue	—	47	47
Income taxes payable	33	—	33
Net cash used in operating activities	(1,698)	(1,147)	(2,845)

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(1,702)	1,181	(521)
Proceeds from sale of property and equipment	62	—	62
Proceeds from sale of rental equipment under sale-leaseback transactions	4,994	—	4,994
Net cash provided by investing activities	3,354	1,181	4,535

FINANCING ACTIVITIES:
Cash used in retirement of common stock	(62)	—	(62)
Repayment of line of credit	(1,000)	—	(1,000)
Repayment of capital lease obligations and long-term debt	(359)	(1,706)	(2,065)
Proceeds from transfers of finance receivables	2,057	1,672	3,729
Excess tax benefits from share-based compensation	10	—	10
Net cash provided by financing activities	646	(34)	612

Net increase in cash and cash equivalents	2,302	—	2,302
Cash and cash equivalents at beginning of year	9,072	—	9,072
Cash and cash equivalents at end of year	$11,374	$—	$11,374

The following unaudited quarterly financial operations data as of and for the years ended June 30, 2019, 2018 and 2017 was derived from the audited consolidated financial statements of USA Technologies, Inc. and its interim reports for the quarters therein. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information.

	Three months ended
($ in thousands, except per share data)	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$33,522	$34,406	$37,646	$38,225
Gross profit	$10,110	$9,243	$9,779	$8,987
Operating loss	$(5,921)	$(10,200)	$(3,892)	$(10,143)
Net loss	$(6,320)	$(10,657)	$(4,510)	$(10,541)
Cumulative preferred dividends	$(334)	$—	$(334)	$—
Net loss applicable to common shares	$(6,654)	$(10,657)	$(4,844)	$(10,541)
Net loss per common share - basic	$(0.11)	$(0.18)	$(0.08)	$(0.18)
Net loss per common share - diluted	$(0.11)	$(0.18)	$(0.08)	$(0.18)
Weighted average number of common shares outstanding - basic	60,053,912	60,059,936	60,065,053	60,065,978
Weighted average number of common shares outstanding - diluted	60,053,912	60,059,936	60,065,053	60,065,978

	Three months ended
($ in thousands, except per share data)	September 30, 2017 (As Restated)(1)	December 31, 2017 (As Restated)(1)	March 31, 2018 (As Restated)(1)	June 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$25,259	$31,532	$33,592	$42,125
Gross profit	$6,181	$9,172	$9,845	$10,478
Operating loss	$(1,750)	$(3,905)	$(2,566)	$(1,002)
Net loss	$(2,171)	$(4,194)	$(3,223)	$(1,696)
Cumulative preferred dividends	$(334)	$—	$(334)	$—
Net loss applicable to common shares	$(2,505)	$(4,194)	$(3,557)	$(1,696)
Net loss per common share - basic	$(0.05)	$(0.08)	$(0.07)	$(0.03)
Net loss per common share - diluted	$(0.05)	$(0.08)	$(0.07)	$(0.03)
Weighted average number of common shares outstanding - basic	47,573,364	52,150,106	53,637,085	54,064,750
Weighted average number of common shares outstanding - diluted	47,573,364	52,150,106	53,637,085	54,064,750
_____________________________________

(1)
The fiscal quarters ended September 30, 2017, December 31, 2017 and March 31, 2018 reflect adjustments to our previously issued consolidated financial statements as more fully described in Note 2 and Note 20 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

	Three months ended
($ in thousands, except per share data)	September 30, 2016 (As Restated)(1)	December 31, 2016 (As Restated)(1)	March 31, 2017 (As Restated)(1)	June 30, 2017 (As Restated)(1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$21,569	$21,787	$26,301	$31,779
Gross profit	$6,297	$6,445	$6,342	$5,977
Operating (loss) income	$(1,383)	$109	$(459)	$(2,401)
Net loss	$(3,370)	$(232)	$(925)	$(2,938)
Cumulative preferred dividends	$(334)	$—	$(334)	$—
Net loss applicable to common shares	$(3,704)	$(232)	$(1,259)	$(2,938)
Net loss per common share - basic	$(0.10)	$(0.01)	$(0.03)	$(0.07)
Net loss per common share - diluted	$(0.10)	$(0.01)	$(0.03)	$(0.07)
Weighted average number of common shares outstanding - basic	38,488,005	40,308,934	40,327,697	40,331,993
Weighted average number of common shares outstanding - diluted	38,488,005	40,308,934	40,327,697	40,331,993
_____________________________________

(1)
The fiscal quarters within the year ended June 30, 2017 reflect adjustments to our previously issued consolidated financial statements as more fully described in Note 2 and Note 20 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

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

•
the risks associated with the currently pending litigation or possible regulatory action arising from the internal investigation and its findings, from the failure to timely file our periodic reports with the SEC, from the restatement of the affected financial statements, from allegations related to the registration statement for the follow-on public offering, or from potential litigation or other claims arising from the shareholder demands for derivative action;

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
The Company generates revenue in multiple ways. During fiscal year 2019, we derived approximately 86% of our revenue from recurring license and transaction fees related to our ePort Connect service and approximately 14% of our revenue from equipment sales. Connections to our service stem from the sale or lease of our POS electronic payment devices, certified payment software, or the servicing of similar third-party installed POS terminals. Connections to the ePort Connect service are the most significant driver of the Company’s revenue, particularly the recurring revenue from license and transaction fees. Customers can obtain POS electronic payment devices from us in the following ways:

•	Purchasing devices directly from the Company or one of its authorized resellers;

•
Financing devices under the Company’s QuickStart Program, which are non-cancellable sixty month sales-type leases, through an unrelated equipment financing company, if available, or directly from the Company; and

•	Renting devices under the Company’s JumpStart Program, which are cancellable month-to-month operating leases.
Highlights of the Company are below:

•	Headquarters in Malvern, Pennsylvania;

•	Over 125 employees;

•	Over 19,300 customers and 1,169,000 connections to our service;

•	Three direct sales teams at the national, regional, and local customer-level and a growing number of OEMs and national distribution partners;

•	87 United States and foreign patents are in force; and

•	The Company’s fiscal year ends June 30th.

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
Revenue Recognition. The Company derives revenue primarily from the sale or lease of equipment and services to the small ticket, unattended Point of Sale (“POS”) market.
The Company’s application of the accounting principles in U.S. GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex arrangements may require significant judgment in contract interpretation to determine the appropriate accounting. Specifically, the determination of whether we are a principal to a transaction (gross revenue) or an agent (net revenue) can require considerable judgment.
The Company enters into arrangements with multiple performance obligations, which may include various combinations of equipment and services. Our equipment and service deliverables qualify as separate performance obligations and can be sold on a standalone basis. A deliverable constitutes a separate unit of accounting when it has standalone value and, where return rights exist, delivery or performance of the undelivered items is considered probable and substantially within the Company’s control. For these multiple deliverable arrangements, the Company allocates revenue to the deliverables based on their relative selling prices. To the extent that a deliverable is subject to specific guidance on whether and/or how to allocate the consideration in a multiple element arrangement, that deliverable is accounted for in accordance with such specific guidance. The Company limits the amount of revenue recognition for delivered items to the amount that is not contingent on the future delivery of products or services or meeting other future performance obligations.
The Company allocates revenue based on a selling price hierarchy of vendor-specific objective evidence, third-party evidence, and then estimated selling price. Vendor-specific objective evidence is based on the price charged when the deliverable is sold separately. Third-party evidence is based on largely interchangeable competitor products or services in standalone sales to similarly situated customers. As the Company is unable to reliably determine what competitor products’ selling prices are on a standalone basis, the Company is not typically able to determine third-party evidence. Estimated selling price is based on the Company’s best estimates of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. Estimated selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies, customer classifications, major product and services groups.
The Company has adopted FASB Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” effective July 1, 2018. The standard supersedes most existing revenue recognition guidance and will have an impact on the Company’s revenue recognition accounting policies. Management has reassessed the critical accounting policies and determined that there were no significant changes to our critical accounting policies except for recently adopted accounting policy changes as discussed in Note 3, “Recent Accounting Pronouncements,” to our Consolidated Financial Statements.
Deferred Income Tax Assets and Liabilities. The carrying values of deferred income tax assets and liabilities reflect the application of our income tax accounting policies in accordance with applicable accounting standards and are based on management’s assumptions and estimates regarding future operating results and levels of taxable income, as well as management’s judgment regarding the interpretation of the provisions of applicable accounting standards. The carrying values of liabilities for income taxes currently payable are based on management’s interpretations of applicable tax laws and incorporate management’s assumptions and judgments regarding the use of tax planning strategies in various taxing jurisdictions. The use of different estimates, assumptions and judgments in connection with accounting for income taxes may result in materially different carrying values of income tax assets and liabilities and results of operations.
We evaluate the recoverability of these deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short and long-term business forecasts to provide insight. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. As of June 30, 2019 and June 30, 2018, we had federal and state net operating loss carryforwards of $349 million and $333 million, respectively, to offset future taxable income, the majority of which expire through approximately 2039. Federal and some state net operating loss carryforwards generated in tax years ending after December 31, 2017 can be carried forward indefinitely. These federal and state net operating loss carryforwards are reserved with a full valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future. If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted. Federal and state operating loss carryforwards start to expire in 2022 and 2020, respectively.
Goodwill. Pursuant to applicable accounting standards, we test goodwill for impairment at least annually by comparing the fair value of our reporting unit to its carrying value using a market approach. An impairment charge is recognized for the amount by which, if any, the carrying value exceeds the reporting unit’s fair value. However, the loss recognized cannot exceed the reporting unit’s goodwill balance.
The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill during the years ended June 30, 2019, 2018, or 2017. As of June 30, 2019, if our estimate of the fair value of our reporting unit was 10% lower, no goodwill impairment would have existed.
Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment is indicated. A loss is then recognized for the difference, if any, between the fair value of the asset (as estimated by management using its best judgment) and the carrying value of the asset. If actual market value is less favorable than that estimated by management, additional write-downs may be required.
Allowances for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Estimating this amount requires us to analyze the financial strengths of our customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for doubtful accounts on June 30, 2019 and June 30, 2018, was $4.9 million and $2.8 million, respectively. To the extent the actual collectability of our accounts receivable differs from our estimates by 10%, our June 30, 2019 net income would be higher or lower by approximately $0.5 million, on an after-tax basis, depending on whether the actual collectability was better or worse, respectively, than the estimated allowance.
Inventories. We determine the value of inventories using the lower of cost or net realizable value. We write down inventories for the difference between the carrying value of the inventories and their net realizable value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.
We estimate our reserves for inventory obsolescence by continuously examining our inventories to determine if there are indicators that carrying values exceed net realizable values. Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, the length of its product life cycles, anticipated demand for our products and current economic conditions. While we believe that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, actual demand could be less than forecasted demand for our products and we could experience additional inventory write-downs in the future. Our inventory reserve on June 30, 2019 and June 30, 2018, was $5.9 million and $3.2 million, respectively. To the extent that actual obsolescence of our inventory differs from our estimate by 10%, our June 30, 2019 net income would be higher or lower by approximately $0.6 million, on an after-tax basis.
Cantaloupe Acquisition. We are required to estimate the fair value of the assets acquired and liabilities assumed in business combinations as of the acquisition date, including identified intangible assets. The amount of purchase price paid in excess of the net assets acquired is recorded as goodwill. The fair values are estimated in accordance with accounting standards which define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The fair values of the net assets acquired are determined primarily using Level 3 inputs (inputs that are unobservable to the marketplace participant).
The most significant of the fair value estimates is related to intangible assets subject to amortization. We recorded $30.8 million of acquired intangible assets in connection with the Cantaloupe acquisition. This amount of intangible assets was determined based primarily on Cantaloupe’s projected cash flows. The projected cash flows include various assumptions, including the timing of projects embedded in backlog, success in securing future business, profitability of the business, and the appropriate risk-adjusted discount rate used to discount the projected cash flows. The residual value assigned to goodwill was $52.7 million.
Loss Contingencies. Loss contingencies are uncertain and unresolved matters that arise in the ordinary course of business and result from events or actions by others that have the potential to result in a future loss. Such contingencies include, but are not limited to, litigation.
When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low-end of such range. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss.
Disclosure is provided for material loss contingencies when a loss is probable but a reasonable estimate cannot be made, and when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. We regularly review all contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. As discussed above, development of a meaningful estimate of loss or a range of potential loss is complex when the outcome is directly dependent on negotiations with or decisions by third parties, such as regulatory agencies, the court system and other interested parties. Such factors bear directly on whether it is possible to reasonably estimate a range of potential loss and boundaries of high and low estimates.
See Note 19 to the consolidated financial statements for further information.
RESULTS OF OPERATIONS
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of our historical results is not necessarily indicative of the results that may be expected in the future.
Revenue and Gross Profit

	Year Ended June 30,			Percent Change
($ in thousands)	2019	2018	2017	2019 v. 2018	2018 v. 2017
Revenue:
License and transaction fees	$123,554	$96,872	$69,134	27.5%	40.1%
Equipment sales	20,245	35,636	32,302	(43.2)%	10.3%
Total revenue	143,799	132,508	101,436	8.5%	30.6%

Cost of sales:
Cost of services	80,485	61,175	46,520	31.6%	31.5%
Cost of equipment	25,195	35,657	29,855	(29.3)%	19.4%
Total cost of sales	105,680	96,832	76,375	9.1%	26.8%

Gross profit:
License and transaction fees	43,069	35,697	22,614	20.7%	57.9%
Equipment sales	(4,950)	(21)	2,447	NM	NM
Total gross profit	$38,119	$35,676	$25,061	6.8%	42.4%
____________
NM — not meaningful
Revenue
Total revenue for the year ended June 30, 2019 was $143.8 million, consisting of $123.6 million of license and transactions fees and $20.2 million of equipment sales, compared to $132.5 million for the year ended June 30, 2018, consisting of $96.9 million of license and transaction fees and $35.6 million of equipment sales. The $11.3 million increase in total revenue from the prior fiscal year was attributable to a $26.7 million increase in license and transaction fees offset by a $15.4 million decrease in equipment sales. The increase in license and transaction fees is driven by approximately 141,000 net new connections in FY2019. The decrease in equipment sales is driven by lower shipments in 2019.
Total revenue for the year ended June 30, 2018 was $132.5 million, consisting of $96.9 million of license and transactions fees and $35.6 million of equipment sales, compared to $101.4 million for the year ended June 30, 2017, consisting of $69.1 million of license and transaction fees and $32.3 million of equipment sales. The $31.1 million increase in total revenue from the prior fiscal year was attributable to a $27.7 million increase in license and transaction fees and a $3.3 million increase in equipment sales, both driven by an increase in connections and the Cantaloupe acquisition.

Cost of sales
Total cost of sales for the year ended June 30, 2019 was $105.7 million, consisting of $80.5 million of cost of services and $25.2 million of equipment costs, compared to $96.8 million for the year ended June 30, 2018, consisting of $61.2 million of cost of services and $35.7 million of equipment costs. The $8.8 million increase in total cost of sales from the prior fiscal year was attributable to a $19.3 million increase in cost of services offset by a $10.5 million decrease in equipment costs, driven by lower shipments in fiscal year 2019.
Total cost of sales for the year ended June 30, 2018 was $96.8 million, consisting of $61.2 million of cost of services and $35.7 million of equipment costs, compared to $76.4 million for the year ended June 30, 2017, consisting of $46.5 million of cost of services and $29.9 million of equipment costs. The $20.5 million increase in total cost of sales from the prior fiscal year was attributable to a $14.7 million increase in cost of services and a $5.8 million increase in equipment costs, both driven by an increase in connections, increased year over year equipment shipments and the Cantaloupe acquisition.
Gross Margin
Overall gross margin decreased from 26.9% for fiscal year 2018 to 26.5% for fiscal year 2019. This decrease is attributable to a decrease in the license fee and transaction margin from 36.8% for fiscal year 2018 to 34.9% for fiscal year 2019, which was driven by an increase in transaction processing revenue as a total percentage of our product mix and a decrease in equipment margin from (0.1)% for fiscal year 2018 to (24.5)% for fiscal year 2019, driven by higher inventory carrying costs related to reduced inventory turnover and increased reserves for obsolete inventory.
Overall gross margin increased from 24.7% for fiscal year 2017 to 26.9% for fiscal year 2018. This increase is attributable to an increase in the license fee and transaction margin from 32.7% for fiscal year 2017 to 36.8% for fiscal year 2018, which was driven by the impact of the Cantaloupe acquisition, partially offset by a decrease in the equipment margin, from 7.6% for fiscal year 2017 to (0.1)% for fiscal year 2018, reflecting our strategy of using equipment sales as an enabler for driving longer-term, higher margin license and transaction fees.
Operating Expenses

	Year ended June 30,			Percent Change
Category ($ in thousands)	2019	2018	2017	2019 v. 2018	2018 v. 2017
Selling, general and administrative expenses	$47,068	$34,647	$28,177	35.9%	23.0%
Investigation and restatement expenses	15,439	—	—	NM	NM
Integration and acquisition costs	1,338	7,048	—	(81.0%)	NM
Depreciation and amortization	4,430	3,204	1,018	38.3%	214.7%
Total operating expenses	$68,275	$44,899	$29,195	52.1%	53.8%
____________
NM — not meaningful
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended June 30, 2019 were $47.1 million, compared to $34.6 million for the year ended June 30, 2018. The $12.4 million increase from the prior fiscal year was attributable to a $5.3 million net increase of employee related costs, $2.2 million of tax expense driven by sales tax exposure, $2.1 million of increased reserve for bad debt expense, $1.3 million of expense related to the acquisition of Cantaloupe, and $0.7 million of increased expenses related to the Company's premises. The Company also experienced increased audit fees related to all of the Company's FY 2019 filings and associated restatements. The cost of the audit is reflected in Item 14 of this document.
Selling, general and administrative expenses for the year ended June 30, 2018 were $34.6 million, compared to $28.2 million for the year ended June 30, 2017. The $6.5 million increase from the prior fiscal year was primarily driven by the Cantaloupe acquisition as well as an increase in sales and marketing as we continue to increase our market share in the cashless-transaction vending industry.

Investigation and restatement expenses
Investigation and restatement expenses were $15.4 million for the year ended June 30, 2019 as a result of expenses incurred by the Company in connection with the Audit Committee's investigation, the review of our accounting, the restatements of previously filed financial statements, bank consents, and the ongoing remediation of deficiencies in our internal control over financial reporting.
Integration and acquisition costs
Integration and acquisition costs for the year ended June 30, 2019 were $1.3 million, compared to $7.0 million for the year ended June 30, 2018. The $5.7 million decrease from the prior fiscal year was attributable to fewer integration activities in our 2019 fiscal year relating to the Cantaloupe acquisition.
Integration and acquisition costs for the year ended June 30, 2018 were $7.0 million, compared to none incurred for the year ended June 30, 2017. The increase was driven by the Cantaloupe acquisition.
Depreciation and amortization
Depreciation and amortization expenses for the year ended June 30, 2019 were $4.4 million, compared to $3.2 million for the year ended June 30, 2018. The $1.2 million increase from the prior fiscal year was attributable to intangible asset amortization resulting from the acquisition of Cantaloupe in fiscal year 2018.
Depreciation and amortization expenses for the year ended June 30, 2018 were $3.2 million, compared to $1.0 million for the year ended June 30, 2017. The $2.2 million increase from the prior fiscal year was attributable to intangible asset amortization resulting from the acquisition of Cantaloupe in fiscal year 2018.
Other Expense, Net

	Year ended June 30,			Percent Change
Category ($ in thousands)	2019	2018	2017	2019 v. 2018	2018 v. 2017
Other income (expense):
Interest income	$1,382	$943	$482	46.6%	95.6%
Interest expense	(2,992)	(3,105)	(2,228)	(3.6%)	39.4%
Change in fair value of warrant liabilities	—	—	(1,490)	NM	NM
Total other expense, net	$(1,610)	$(2,162)	$(3,236)	(25.5%)	(33.2%)
____________
NM — not meaningful
Total Other Expense, Net
Total other expense, net for the fiscal year ended June 30, 2019 was $1.6 million, compared to $2.2 million for the fiscal year ended June 30, 2018. The $0.6 million decrease in other expense, net is primarily due to an increase in interest income from agreements under the Company's Quick Start Program.
Total other expense, net for the fiscal year ended June 30, 2018 was $2.2 million, compared to $3.2 million for the fiscal year ended June 30, 2017. The $1.1 million increase is primarily due to a $1.5 million non-cash charge for the change in the fair value of the Company’s warrant liability recognized in fiscal year 2017, offset by additional interest expense as a result of borrowings in fiscal year 2018 on its revolving credit facility and term loan.
Income Taxes

	Year ended June 30,			Percent Change
	2019	2018	2017	2019 v. 2018	2018 v. 2017
(Provision) benefit for income taxes	$(262)	$101	$(95)	NM	NM
____________
NM — not meaningful

Tax Benefit (Provision)
The tax provision for the fiscal year ended June 30, 2019 decreased $0.4 million as compared to the tax benefit for the fiscal year ended June 30, 2018. The primary drivers of the change are a $0.1 million benefit recorded in fiscal year ended June 30, 2018 for additional deferred tax assets recognized related to the Company’s alternative minimum tax credit due to the Act, the reduction in the Company’s deferred tax liability related to indefinite lived intangibles of $0.1 million recorded in fiscal year ended June 30, 2018 due to the federal corporate tax rate reduction of the Act, as well as the recording of a $0.2 million reserve for an uncertain tax position related to state income and franchise taxes in fiscal year ended June 30, 2019.
The tax benefit for the fiscal year ended June 30, 2018 increased $0.2 million as compared to the tax provision for the fiscal year ended June 30, 2017. The primary drivers of the change are a $0.1 million benefit recorded in fiscal year ended June 30, 2018 for additional deferred tax assets recognized related to the Company’s alternative minimum tax credit due to the Act and the reduction in the Company’s deferred tax liability related to indefinite lived intangibles of $0.1 million recorded in fiscal year ended June 30, 2018 due to the federal corporate tax rate reduction of the Act.
Non-GAAP Net Loss
Non-GAAP net loss was $9.7 million for the fiscal year ended June 30, 2019 compared to non-GAAP net loss of $0.5 million for fiscal year ended June 30, 2018 and non-GAAP net loss of $4.5 million for fiscal year ended June 30, 2017.
A reconciliation of net loss to non-GAAP net loss for the fiscal years ended June 30, 2019, 2018, and 2017 is as follows:

	Year ended
($ in thousands)	June 30, 2019	June 30, 2018	June 30, 2017
Net loss	$(32,028)	$(11,284)	$(7,465)
Non-GAAP adjustments:
Non-cash portion of income tax provision	173	(160)	64
Fair value of warrant adjustment	—	—	1,490
Amortization expense	3,154	2,097	175
Stock-based compensation	1,750	1,794	1,214
Litigation related professional fees	500	—	33
Investigation and restatement expenses	15,439	—	—
Integration and acquisition costs	1,338	7,048	—
Non-GAAP net loss	$(9,674)	$(505)	$(4,489)
As used herein, non-GAAP net loss represents GAAP (Generally Accepted Accounting Principles) net loss excluding costs or benefits relating to any adjustment for fair value of warrant liabilities and non-cash portions of the Company’s income tax benefit (provision), amortization expense related to our acquisition-related intangibles, non-recurring fees and charges that were incurred in connection with the acquisition and integration of businesses, non-recurring fees and charges that were incurred in connection with the Audit Committee investigation and financial statement restatement activities, and class-action litigation expenses. Management believes that non-GAAP net loss is an important measure of USAT’s business. Non-GAAP net loss is a non-GAAP financial measure which is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Management believes that non-GAAP net income (loss) is an important measure of the Company’s business. Management uses the aforementioned non-GAAP measure to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that this non-GAAP financial measure serves as a useful metric for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance. Additionally, the Company utilizes non-GAAP net loss as a metric in its executive officer and management incentive compensation plans.

Adjusted EBITDA
For the fiscal year ended June 30, 2019, the Company had Adjusted EBITDA of $(3.1) million compared to Adjusted EBITDA of $7.4 million for the fiscal year ended June 30, 2018 and Adjusted EBITDA of $3.1 million for the fiscal year ended June 30, 2017. Reconciliation of net loss to Adjusted EBITDA for the fiscal years ended June 30, 2019, 2018, and 2017 is as follows:

	Year ended June 30,
($ in thousands)	2019	2018	2017
			(as restated)
Net loss	$(32,028)	$(11,284)	$(7,465)
Less: interest income	(1,382)	(943)	(482)
Plus: interest expense	2,992	3,105	2,228
Plus (less): income tax provision (benefit)	262	(101)	95
Plus: depreciation expense	4,855	5,732	5,781
Plus: amortization expense	3,154	2,097	175
EBITDA	(22,147)	(1,394)	332
Plus: change in fair value of warrant liabilities	—	—	1,490
Plus: stock-based compensation	1,750	1,794	1,214
Plus: litigation related professional fees	500	—	33
Plus: investigation and restatement expenses	15,439	—	—
Plus: integration and acquisition costs	1,338	7,048	—
Adjustments to EBITDA	19,027	8,842	2,737
Adjusted EBITDA	$(3,120)	$7,448	$3,069
As used herein, Adjusted EBITDA represents net loss before interest income, interest expense, income taxes, depreciation, amortization, non-recurring fees and charges that were incurred in connection with the acquisition and integration of businesses, non-recurring fees and charges that were incurred in connection with the Audit Committee investigation and financial statement restatement activities, class action litigation expenses, change in fair value of warrant liabilities, and stock-based compensation expense. We have excluded the non-operating item, change in fair value of warrant liabilities, because it represents a non-cash gain or charge that is not related to our operations. We have excluded the non-cash expense, stock-based compensation, as it does not reflect our cash-based operations. We have excluded the non-recurring costs and expenses incurred in connection with business acquisitions in order to allow more accurate comparison of the financial results to historical operations. We have excluded the professional fees incurred in connection with the class action litigation as well as the non-recurring costs and expenses related to the Audit Committee investigation and financial statement restatement activities because we believe that they represent charges that are not related to our operations. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision making. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including our net income or net loss or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with our net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of our profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance. Additionally, we utilize Adjusted EBITDA as a metric in our executive officer and management incentive compensation plans.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Revenue and Gross Profit

	Three months ended September 30,		Percent Change
($ in thousands)	2017	2016
Revenues:
License and transaction fees	$19,397	$16,363	18.5%
Equipment sales	5,862	5,206	12.6%
Total revenues	25,259	21,569	17.1%
Costs of sales:
Cost of services	13,247	11,099	19.4%
Cost of equipment	5,831	4,173	39.7%
Total costs of sales	19,078	15,272	24.9%
Gross profit:
License and transaction fees	6,150	5,264	16.8%
Equipment sales	31	1,033	(97.0)%
Total gross profit	$6,181	$6,297	(1.8)%
Revenue
Total revenue increased $3.7 million for the three-month period ended September 30, 2017 compared to the same period in the prior fiscal year.  The growth in total revenue resulted from a $3.0 million increase in license and transaction fee revenue, driven by a 146,000 increase in total connections for the quarter ended September 30, 2017 compared to the same period in the prior fiscal year, and a $0.7 million increase in equipment revenue for the three months ended September 30, 2017 compared to the same period in the prior fiscal year, driven by an increased number of units shipped.
Cost of sales
Cost of sales increased by $3.8 million for the three-month period ended September 30, 2017 compared to the same period in in the prior year.  The increase was driven by a $2.1 million increase in cost of services and a $1.7 million increase in cost of equipment sales arising from an increased number of units sold during the period.
Gross margin
The overall gross margin decreased 4.7%, from 29.2% for the three months ended September 30, 2016 to 24.5% for the three months ended September 30, 2017.  The decrease was primarily driven by the decrease in the equipment margin, from 19.8% for the three months ended September 30, 2016 to 0.5% for the three months ended September 30, 2017, and by reduced fees and/or pricing periodically extended to customers who offer strategic and/or large market opportunities.
Operating Expenses

	Three months ended September 30,		Percent Change
Category ($ in thousands)	2017	2016
Selling, general and administrative expenses	$6,924	$7,472	(7.3)%
Integration and acquisition costs	762	—	NM
Depreciation and amortization	245	208	17.8%
Total operating expenses	$7,931	$7,680	3.3%
____________
NM — not meaningful

Selling, general and administrative expenses
Selling, general and administrative expenses decreased approximately $0.5 million for the three months ended September 30, 2017, as compared to the same period in the prior fiscal year.  This change was driven by a decrease in costs incurred in connection with SOX 404 compliance expenses which were primarily attributable to our assessment being subject to audit for the first time in 2016, partially offset by an increase in sales and marketing related consulting expenses as we continue to increase our market share in the cashless-transaction vending industry, and an increase in salaries and wages as the company increased employee headcount.
Integration and acquisition costs
Integration and acquisition costs increased $0.8 million for the three months ended September 30, 2017 as compared to the same period in 2016, incurred in connection with the planned acquisition of Cantaloupe.
Depreciation and amortization.
Depreciation and amortization expenses increased approximately $37 thousand for the period ended September 30, 2017 due to additional capitalized development costs.
Other Expense, Net

	Three months ended September 30,		Percent Change
($ in thousands)	2017	2016
Other income (expense):
Interest income	$80	$73	9.6%
Interest expense	(473)	(547)	(13.5)%
Change in fair value of warrant liabilities	—	(1,490)	NM
Total other expense, net	$(393)	$(1,964)	(80.0)%
____________
NM — not meaningful
Other expense, net decreased $1.6 million for the three months ended September 30, 2017 compared to the same period in the prior fiscal year.  The decrease was primarily driven by the fair value associated with the exercised warrants recognized during the three months ended September 2016.
Income Taxes

	Three months ended September 30,		Percent Change
($ in thousands)	2017	2016
Provision for income taxes	$(28)	$(23)	21.7%
For the three months ended September 30, 2017, an income tax provision of $28 thousand was recorded primarily related to state income and franchise taxes. The income tax provision is based upon actual income (loss) before income taxes for the three months ended September 30, 2017, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.
For the three months ended September 30, 2016, an income tax provision of $23 thousand was recorded primarily related to state income and franchise taxes. The income tax provision is based upon actual income (loss) before income taxes for the three months ended September 30, 2016, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016
Revenue and Gross Profit

	Three months ended December 31,		Percent Change
($ in thousands)	2017	2016
Revenues:
License and transaction fees	$23,514	$16,637	41.3%
Equipment sales	8,018	5,150	55.7%
Total revenues	31,532	21,787	44.7%
Costs of sales:
Cost of services	14,356	11,246	27.7%
Cost of equipment	8,004	4,096	95.4%
Total costs of sales	22,360	15,342	45.7%
Gross profit:
License and transaction fees	9,158	5,391	69.9%
Equipment sales	14	1,054	(98.7)%
Total gross profit	$9,172	$6,445	42.3%
Revenue
Total revenue increased $9.7 million for the three months ended December 31, 2017 compared to the same period in 2016.  The growth in total revenue resulted from a $6.9 million increase in license and transaction fee revenue for the quarter ended December 31, 2017 compared to the same period in 2016, and a $2.9 million increase in equipment revenue for three months ended December 31, 2017 compared to the same period last year, both driven by an increase in connections, including an increase in connections that resulted from the Cantaloupe acquisition.
Cost of sales
Cost of sales increased by $7.0 million for the three months ended December 31, 2017 compared to the same period in 2016.  The increase was driven by a $3.1 million increase in cost of services and a $3.9 million increase in cost of equipment sales, both driven by an increase in connections and the Cantaloupe acquisition.
Gross margin
The overall gross margin decreased 0.5% from 29.6% for the three months ended December 31, 2016 to 29.1% for the three months ended December 31, 2017.  The decrease in the equipment margin reflected our strategy of using equipment sales as an enabler for driving long-term, higher margin license and transaction fees.  This decrease was offset by an increase in the license fee and transaction margin which was driven by the impact of the Cantaloupe acquisition.
Operating Expenses

	Three months ended December 31,		Percent Change
Category ($ in thousands)	2017	2016
Selling, general and administrative expenses	$9,005	$6,029	49.4%
Integration and acquisition costs	3,335	—	NM
Depreciation and amortization	737	307	140.1%
Total operating expenses	$13,077	$6,336	106.4%
____________
NM — not meaningful

Selling, general and administrative expenses
Selling, general and administrative expenses increased approximately $3.0 million for the three months ended December 31, 2017, as compared to the same period in 2016.  This change was primarily driven by an increase in selling, general and administrative costs incurred related to Cantaloupe as well as an increase in sales and marketing related consulting expenses as we continue to increase our market share in the cashless-transaction vending industry.
Integration and acquisition costs
Integration and acquisition costs increased $3.3 million for the three months ended December 31, 2017 as compared to the same period in 2016, due to the costs incurred in connection with the acquisition of Cantaloupe.
Depreciation and amortization
Depreciation and amortization expenses increased approximately $0.4 million for the three months ended December 31, 2017 primarily due to the amortization of intangible assets recognized in connection with the Cantaloupe acquisition.
Other Expense, Net

	Three months ended December 31,		Percent Change
($ in thousands)	2017	2016
Other income (expense):
Interest income	$324	$200	62.0%
Interest expense	(770)	(518)	48.6%
Total other expense, net	$(446)	$(318)	40.3%
Other expense, net
Other expense, net increased $0.1 million for the three months ended December 31, 2017 compared to the same period in 2016.  The increase was primarily driven by the interest incurred in connection with the Term Loan and Revolving Credit Facility utilized to fund a portion of the acquisition of Cantaloupe.
Income Taxes

	Three months ended December 31,		Percent Change
($ in thousands)	2017	2016
Benefit (provision) for income taxes	$157	$(23)	NM
____________
NM — not meaningful
Income taxes
For the three months ended December 31, 2017, the Company recorded an income tax benefit of $0.2 million, which included a benefit of $0.1 million due to the ability to recognize additional deferred tax assets related to the Company’s alternative minimum tax credit as result of the Act. The benefit is based upon actual income (loss) before income taxes for the three months ended December 31, 2017, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.
For the three months ended December 31, 2016, an income tax provision of $23 thousand was recorded primarily related to state income and franchise taxes. The income tax provision is based upon actual income (loss) before benefit income taxes for the three months ended December 31, 2016, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.

Six Months Ended December 31, 2017 Compared to Six Months Ended December 31, 2016
Revenue and Gross Profit

	Six months ended December 31,		Percent Change
($ in thousands)	2017	2016
Revenues:
License and transaction fees	$42,911	$33,000	30.0%
Equipment sales	13,880	10,356	34.0%
Total revenues	56,791	43,356	31.0%

Costs of sales:
Cost of services	27,603	22,345	23.5%
Cost of equipment	13,835	8,269	67.3%
Total costs of sales	41,438	30,614	35.4%

Gross profit:
License and transaction fees	15,308	10,655	43.7%
Equipment sales	45	2,087	(97.8)%
Total gross profit	$15,353	$12,742	20.5%
Revenue
Total  revenue increased $13.4 million for the six months ended December 31, 2017 compared to the same period in 2016.  The growth in total revenue resulted from a $9.9 million increase in license and transaction fee revenue for the six months ended December 31, 2017 compared to the same period in 2016, and a $3.5 million increase in equipment revenue for the six months ended December 31, 2017 compared to the same period in 2016; both driven by an increase in connections and the Cantaloupe acquisition.
Cost of sales
Cost of sales increased $10.8 million for the six months ended December 31, 2017 compared to the same period in 2016.  The increase was driven by a $5.3 million increase in cost of services and a $5.6 million increase in cost of equipment sales, both arising from an increase in connections and the Cantaloupe acquisition.
Gross margin
The overall gross margin decreased 2.4% from 29.4% for the six months ended December 31, 2016 to 27.0% for the six months ended December 31, 2017.  The decrease in the equipment margin, from 20.2% for the six months ended December 31, 2016 to 0.3% for the six months ended December 31, 2017 reflected our strategy of using equipment sales as an enabler for driving long-term, higher margin license and transaction fees.  This decrease was partially offset by an increase in the license fee and transaction margin from 32.3% for the six months ended December 31, 2016 to 35.7% for the six months ended December 31, 2017 which was primarily driven by the impact of the Cantaloupe acquisition.

Operating Expenses

	Six months ended December 31,		Percent Change
Category ($ in thousands)	2017	2016
Selling, general and administrative expenses	$15,929	$13,501	18.0%
Integration and acquisition costs	4,097	—	NM
Depreciation and amortization	982	515	90.7%
Total operating expenses	$21,008	$14,016	49.9%
____________
NM — not meaningful
Selling, general and administrative expenses
Selling, general and administrative expenses increased approximately $2.4 million for the six months ended December 31, 2017, as compared to the same period in 2016. This change was primarily driven by an increase in selling, general and administrative costs related to Cantaloupe as well as an increase in sales and marketing related consulting expenses as we continue to increase our market share in the cashless-transaction vending industry.
Integration and acquisition costs
Integration and acquisition costs increased $4.1 million for the six months ended December 31, 2017 as compared to the same period in 2016, due to the acquisition of Cantaloupe.
Depreciation and amortization
Depreciation and amortization expenses increased approximately $0.5 million for the six months ended December 31, 2017 primarily due to the amortization of intangible assets recognized in connection with the Cantaloupe.
Other Expense, Net

	Six months ended December 31,		Percent Change
($ in thousands)	2017	2016
Other income (expense):
Interest income	$404	$273	48.0%
Interest expense	(1,243)	(1,065)	16.7%
Change in fair value of warrant liabilities	—	(1,490)	NM
Total other expense, net	$(839)	$(2,282)	(63.2)%
____________
NM — not meaningful
Other expense, net decreased $1.4 million for the six months ended December 31, 2017 compared to the same period in 2016. The decrease was primarily driven by the change in fair value associated with the exercised warrants recognized during September 2016.
Income Taxes

	Six months ended December 31,		Percent Change
($ in thousands)	2017	2016
Benefit (provision) for income taxes	$129	$(46)	NM
____________
NM — not meaningful
For the six months ended December 31, 2017, an income tax benefit of $0.1 million, which included a benefit of $0.1 million due to the ability to recognize additional deferred tax assets related to the Company’s alternative minimum tax credit as result of the

Act. The benefit is based upon actual income (loss) before income taxes for the six months ended December 31, 2017, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.
For the six months ended December 31, 2016, an income tax provision of $46 thousand was recorded primarily related to state income and franchise taxes. The income tax provision is based upon actual income (loss) before income taxes for the six months ended December 31, 2016, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Revenue and Gross Profit

	Three months ended March 31,		Percent Change
($ in thousands)	2018	2017
Revenues:
License and transaction fees	$25,381	$17,458	45.4%
Equipment sales	8,211	8,843	(7.1)%
Total revenues	33,592	26,301	27.7%
Costs of sales:
Cost of services	16,037	11,733	36.7%
Cost of equipment	7,710	8,226	(6.3)%
Total costs of sales	23,747	19,959	19.0%
Gross profit:
License and transaction fees	9,344	5,725	63.2%
Equipment sales	501	617	(18.8)%
Total gross profit	$9,845	$6,342	55.2%
Revenue
Total revenue increased $7.3 million for the three months ended March 31, 2018 compared to the same period in 2017.  The growth in total revenue resulted from a $7.9 million increase in license and transaction fee revenue for the quarter ended March 31, 2018 compared to the same period in 2017, partially offset by a $0.6 million decrease in equipment revenue for the three months ended March 31, 2018 compared to the same period last year.  This decrease was driven by a large equipment sale made to a strategic customer during the same quarter in 2017.  The overall increase is driven by an increase in connections and the Cantaloupe acquisition.
Cost of sales
Cost of sales increased by $3.8 million for the three months ended March 31, 2018 compared to the same period in 2017. The increase was primarily driven by a $4.3 million increase in license and transaction fee costs due to an increase in connections and the Cantaloupe acquisition.
Gross margin
The total gross margin increased 5.2% from 24.1% for the three months ended March 31, 2017 to 29.3% for the three months ended March 31, 2018.  This increase was driven by an increase in the license fee and transaction margin from 32.8% for the three months ended March 31, 2017 to 36.8% for the three months ended March 31, 2018, which was driven by the impact of the Cantaloupe acquisition, partially offset by a decrease in the equipment margin, from 7.0% for the three months ended March 31, 2017 to 6.1% for three months ended March 31, 2018, reflecting our strategy of using equipment sales as an enabler for driving longer-term, higher margin license and transaction fees.
Operating Expenses

	Three months ended March 31,		Percent Change
Category ($ in thousands)	2018	2017
Selling, general and administrative expenses	$9,629	$6,542	47.2%
Integration and acquisition costs	1,677	—	NM
Depreciation and amortization	1,105	259	326.6%
Total operating expenses	$12,411	$6,801	82.5%
____________
NM — not meaningful

Selling, general and administrative expenses
Selling, general and administrative expenses increased approximately $3.1 million for the three months ended March 31, 2018, as compared to the same period in 2017.  This change was primarily driven by the Cantaloupe acquisition as well as an increase in sales and marketing as we continue to increase our market share in the cashless-transaction vending industry.
Integration and acquisition costs
Integration and acquisition costs increased $1.7 million for the three months ended March 31, 2018 as compared to the same period in 2017, due to the costs incurred in connection with the acquisition of Cantaloupe.
Depreciation and amortization
Depreciation and amortization expenses increased $0.8 million for the three months ended March 31, 2018 compared to the same period in 2017, due to the amortization of intangible assets recognized in connection with the Cantaloupe acquisition.
Other Expense, Net

	Three months ended March 31,		Percent Change
($ in thousands)	2018	2017
Other income (expense):
Interest income	$226	$114	98.2%
Interest expense	(863)	(557)	54.9%
Total other expense, net	$(637)	$(443)	43.8%
Other expense, net increased $0.2 million for the three months ended March 31, 2018 compared to the same period in 2017.  The increase was primarily driven by the interest incurred in connection with the Term Loan and Revolving Credit Facility utilized to fund a portion of the acquisition of Cantaloupe.
Income Taxes

	Three months ended March 31,		Percent Change
($ in thousands)	2018	2017
Provision for income taxes	$(20)	$(23)	(13.0)%
For the three months ended March 31, 2018, the Company recorded an income tax provision of $20 thousand primarily related to state income and franchise taxes. The income tax provision is based upon actual income (loss) before income taxes for the three months ended March 31, 2018, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.
For the three months ended March 31, 2017, the Company recorded an income tax provision of $23 thousand primarily related to state income and franchise taxes. The income tax provision is based upon actual income (loss) before income taxes for the three months ended March 31, 2017, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.

Nine Months Ended March 31, 2018 Compared to Nine Months Ended March 31, 2017
Revenue and Gross Profit

	Nine months ended March 31,		Percent Change
($ in thousands)	2018	2017
Revenues:
License and transaction fees	$68,292	$50,458	35.3%
Equipment sales	22,091	19,199	15.1%
Total revenues	90,383	69,657	29.8%

Costs of sales:
Cost of services	43,640	34,078	28.1%
Cost of equipment	21,545	16,495	30.6%
Total costs of sales	65,185	50,573	28.9%

Gross profit:
License and transaction fees	24,652	16,380	50.5%
Equipment sales	546	2,704	(79.8)%
Total gross profit	$25,198	$19,084	32.0%
Revenue
Total revenue increased $20.7 million for the nine months ended March 31, 2018 compared to the same period in 2017.  The growth in total revenue resulted from a $17.8 million increase in license and transaction fee revenue for the nine months ended March 31, 2018 compared to the same period in 2017, and a $2.9 million increase in equipment revenue for the nine months ended March 31, 2018 compared to the same period last year; both driven by an increase in connections and the Cantaloupe acquisition.
Cost of sales
Cost of sales increased $14.6 million for nine months ended March 31, 2018 compared to the same period in 2017.  The increase was driven by a $9.6 million increase in cost of services and a $5.1 million increase in cost of equipment sales, both arising from an increase in connections and the Cantaloupe acquisition.
Gross margin
Total gross margin decreased 0.5%, from 27.4% for the nine months ended March 31, 2017 to 27.9% for the nine months ended March 31, 2018.  Though the license fee and transaction margin increased from 32.5% for the nine months ended March 31, 2017 to 36.1% for the nine months ended March 31, 2018 which was primarily driven by the impact of the Cantaloupe acquisition, it was offset by a decrease in the equipment margin, from 14.1% for the nine months ended March 31, 2017 to 2.5% for the nine months ended March 31, 2018 reflecting our strategy of using equipment sales as an enabler for driving longer-term, higher margin license and transaction fees.
Operating Expenses

	Nine months ended March 31,		Percent Change
Category ($ in thousands)	2018	2017
Selling, general and administrative expenses	$25,558	$20,043	27.5%
Integration and acquisition costs	5,774	—	NM
Depreciation and amortization	2,087	774	169.6%
Total operating expenses	$33,419	$20,817	60.5%
____________
NM — not meaningful

Selling, general and administrative expenses
Selling, general and administrative expenses increased approximately $5.5 million for the nine months ended March 31, 2018, as compared to the same period in 2017.  This change was primarily driven by the Cantaloupe acquisition as well as an increase in sales and marketing as we continue to increase our market share in the cashless-transaction vending industry.
Integration and acquisition costs
Integration and acquisition costs increased $5.8 million for nine months ended March 31, 2018 as compared to the same period in 2017, primarily due to the acquisition of Cantaloupe.
Depreciation and amortization
Depreciation and amortization expenses increased approximately $1.3 million for the nine months ended March 31, 2018 primarily due to the amortization of intangible assets recognized in connection with the Cantaloupe acquisition.
Other Expense, Net

	Nine months ended March 31,		Percent Change
($ in thousands)	2018	2017
Other income (expense):
Interest income	$630	$387	62.8%
Interest expense	(2,106)	(1,622)	29.8%
Change in fair value of warrant liabilities	—	(1,490)	NM
Total other expense, net	$(1,476)	$(2,725)	(45.8)%
____________
NM — not meaningful
Other expense, net decreased $1.2 million for the nine months ended March 31, 2018 compared to the same period in 2017.  The decrease was primarily driven by the change in fair value associated with the exercised warrants recognized during September 2016.
Income Taxes

	Nine months ended March 31,		Percent Change
($ in thousands)	2018	2017
Benefit (provision) for income taxes	$109	$(69)	NM
____________
NM — not meaningful
For the nine months ended March 31, 2018, the Company recorded a tax benefit of $0.1 million, which included a benefit of $0.1 million due to the ability to recognize additional deferred tax assets related to the Company’s alternative minimum tax credit as result of the Act. The benefit is based upon actual income (loss) before income taxes the year nine months ended March 31, 2018, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.
For the nine months ended March 31, 2017, the Company recorded an income tax provision of $69 thousand primarily related to state income and franchise taxes. The income tax provision is based upon actual income (loss) before income taxes for the nine months ended March 31, 2017, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.
LIQUIDITY AND CAPITAL RESOURCES
To date, we have financed our operations primarily through cash from operating activities, borrowings under our bank line of credit, along with equity issuances. Our principal source of liquidity is cash totaling $27.5 million and $84.0 million as of June 30, 2019 and June 30, 2018, respectively. On July 25, 2017 and May 25, 2018, the Company closed its underwritten public offerings resulting in gross proceeds, before deducting underwriting discounts and commissions and other offering expenses of approximately $43.1 million and $69.6 million, respectively.

Operating Activities
For the year ended June 30, 2019, net cash used in operating activities was $28.7 million. The foregoing reflects a net benefit for non-cash operating activities of $16.4 million, and net cash used by the change in various operating assets and liabilities of $13.1 million. Major non-cash charges included $8.0 million of depreciation and amortization expense and $1.8 million of stock compensation expense.
For the year ended June 30, 2018, net cash provided by operating activities was $12.4 million. The foregoing reflects a net benefit for non-cash operating activities of $11.5 million, and net cash provided by the change in various operating assets and liabilities of $12.3 million, which includes an increase in accounts payable and accrued expenses of $16.9 million. Major non-cash charges included $7.8 million of depreciation and amortization expense, $0.2 million due to deferred income taxes, and $1.8 million of stock compensation expense.
For the year ended June 30, 2017, net cash used in operating activities was $6.1 million. The foregoing reflects a net benefit for non-cash operating activities of $10.1 million, and net cash used by the change in various operating assets and liabilities of $8.7 million, which includes a decrease in finance receivables of $10.8 million. Major non-cash charges included $6.0 million of depreciation and amortization expense, $1.5 million due to the change in the fair value of warrant liabilities, and $1.2 million of stock compensation expense.
Investing Activities
During the fiscal year ended June 30, 2019, $4.2 million of cash was used in investing activities primarily for the purchase of property and equipment.
During the fiscal year ended June 30, 2018, $68.9 million of cash was used in investing activities of which $65.2 million was cash paid for the Cantaloupe acquisition and the remainder was primarily cash used for the purchase of property and equipment.
During the fiscal year ended June 30, 2017, $3.4 million of cash was used in investing activities primarily for the purchase of property and equipment.
Financing Activities
Net cash used in financing activities during the fiscal year ended June 30, 2019 was $23.6 million, generated by the repayments of long-term debt and capital lease obligations.
Net cash provided by financing activities during the fiscal year ended June 30, 2018 was $127.6 million, generated predominantly by proceeds from the issuance of common stock of $104.8 million, $37.6 million from the proceeds of issuance of long-term debt and draws from the revolving credit facility, and $1.1 million from the transfer of finance receivables, partially offset by $15.0 million in repayments of long-term debt and capital lease obligations.
Net cash provided by financing activities during the fiscal year ended June 30, 2017 was $3.0 million, generated predominantly by $6.2 million from the exercise of common stock warrants partially offset by $3.0 million in repayments of long-term debt and capital lease obligations.
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

On March 29, 2019 and September 18, 2019, the Company obtained waivers of an event of default under the credit agreement. The event of default is the result of the Company having maintained deposits on account with a financial institution in excess of the amounts permitted by the credit agreement and not having transferred certain deposit accounts to the Lender. The waiver requires the Company to remedy the event of default by March 31, 2020 by which time the Company expects to be in compliance with the underlying covenant. Although as of June 30, 2019 the Company was not in compliance with the fixed charge coverage ratio and the total leverage ratio financial covenants under the credit agreement, pursuant to the September 30, 2019 extension agreement, the lender agreed that any such failure would not constitute an event of default pending the delivery to the lender of our financial statements and related compliance certificates by no later than October 31, 2019. The Company has classified all amounts outstanding under the revolving credit facility and term loan as current liabilities as of June 30, 2019 and 2018.
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
The Company has the following primary sources of capital available: (1) cash and cash equivalents on hand of $27.5 million as of June 30, 2019; (2) the cash which may be provided by operating activities during the 2020 fiscal year; (3) potential sales to third party lenders of all or a portion of our finance receivables; (4) gross cash proceeds of $19,950,000 from the issuance of our shares to Antara as referred to above; and (5) an aggregate amount of $30 million under the Term Facility as described above. Management anticipates that, during the next twelve months, the Company would have to satisfy its existing bank debt of $10 million, sales tax liability estimated to be no more than $16 million, and the additional costs of preparing the Form 10-K and related activities to be incurred during the first quarter of fiscal year 2020. In addition, management has recently implemented efficiencies in working capital that are designed to increase our cash balances. Therefore, the Company believes its existing cash and cash equivalents and available cash resources described above would provide sufficient capital resources to operate its anticipated business over the next 12 months.
CONTRACTUAL OBLIGATIONS
As of June 30, 2019, the Company had certain contractual obligations due over a period of time as summarized in the following table:

	Payments Due by Fiscal Year
($ in thousands) Contractual Obligations	Total	2020	2021-2022	2023-2024	2025 and Beyond
Debt Obligations	$12,643	$12,409	$231	$3	$—
Capital Lease Obligations	154	105	47	2	—
Operating Lease Obligations	7,273	1,326	2,331	2,066	1,550
Total Contractual Obligations	$20,070	$13,840	$2,609	$2,071	$1,550
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates on our term loan and line of credit, and on our cash investments.

As of June 30, 2019, under our credit facility with our lender, the principal amount outstanding was $10,000,000 under the line of credit and approximately $1,500,000 under the term loan. Subsequent to June 30, 2019, and in connection with a consent letter entered into with the lender on September 27, 2019, the Company repaid in full the approximately $1,500,000 principal balance under the term loan, and all accrued and unpaid interest thereon. The applicable interest rate on the loans as of June 30, 2019 was LIBOR plus 4%. An increase of 100 basis points in LIBOR would not have a material impact of on our interest expense or consolidated financial statements. We invest our excess cash in money market funds that we believe are highly liquid and marketable in the short term. These investments earn a floating rate of interest and are not held for trading or other speculative purposes. Consequently, our exposure to market risks for interest rate changes related to our money market funds is not material. Market risks related to fluctuations of foreign currencies are not material and we have no derivative instruments.

Item 8. Financial Statements and Supplementary Data.
USA TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
USA Technologies, Inc.
Malvern, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of USA Technologies, Inc. (the “Company”) and subsidiaries as of June 30, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2019 and the related notes and financial statement schedules listed in Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at June 30, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated October 9, 2019 expressed an adverse opinion thereon.

Change in Accounting Principles

As discussed in Notes 3 and 5 to the consolidated financial statements, the Company has changed its accounting method for recognizing revenue from contracts with customers in fiscal year 2019 due to the adoption of Topic 606, Revenue from Contracts with Customers.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2019.
Philadelphia, Pennsylvania
October 9, 2019

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
USA Technologies, Inc.
Malvern, Pennsylvania

Opinion on Internal Control over Financial Reporting

We have audited USA Technologies, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any remedial measures taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of June 30, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2019, and the related notes and financial statement schedules listed in Item 15 (collectively referred to as “the financial statements”) and our report dated October 9, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Several material weaknesses regarding management’s failure to design and maintain controls have been identified and described in management’s assessment. The material weaknesses related to 1) the control environment, a) not maintaining an appropriate control environment, inclusive of structure and responsibility, and risk assessment and monitoring activities by appropriate qualified resources with the knowledge, experience and training important to the Company’s financial reporting to ensure compliance with generally accepted accounting principles requirements, b) inadequate mechanisms and oversight to ensure accountability for the performance of controls, 2) risk assessment, as the Company did not have an adequate assessment of changes in risks that could significantly impact internal control over financial reporting and did not effectively design controls in response to the risks of material misstatement; 3) control activities and information and communication, specifically between the accounting department and other operating departments necessary to support the proper functioning of internal controls; and 4) monitoring controls, as the Company did not effectively evaluate whether the components of internal control were present and functioning. The control environment material weaknesses contributed to additional material weaknesses in the control activities as the Company did not design and maintain effective controls over a) accounting close and financial reporting, including financial reporting controls at the Cantaloupe Systems, Inc. subsidiary; b) accounting for non-routine, unusual or significant transactions, including business combinations; c) accounting for income taxes and sales tax assessments in accordance with generally accepted accounting principles; d) accounting for certain leasing transactions in accordance with generally accepted accounting principles; e) accounting for slow-moving, obsolete or damaged inventory and f) accounting for revenue arrangements. The risk assessment material weakness contributed to an additional material weakness as the Company did not design effective controls over certain business processes, including controls over the preparation, analysis, and review of closing adjustments required to assess the appropriateness of certain account balances at period end. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated October 9, 2019 on those consolidated financial statements.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Philadelphia, Pennsylvania
October 9, 2019

USA Technologies, Inc.
Consolidated Balance Sheets

	As of June 30,
($ in thousands, except per share data)	2019	2018

Assets
Current assets:
Cash and cash equivalents	$27,464	$83,964
Accounts receivable, less allowance of $4,866 and $2,754, respectively	21,712	15,748
Finance receivables, net	6,260	4,603
Inventory, net	10,908	8,038
Prepaid expenses and other current assets	1,558	929
Total current assets	67,902	113,282

Non-current assets:
Finance receivables due after one year, net	11,596	13,246
Other assets	2,099	720
Property and equipment, net	9,180	11,273
Intangibles, net	26,171	29,325
Goodwill	64,149	64,149
Total non-current assets	113,195	118,713

Total assets	$181,097	$231,995

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$27,511	$30,468
Accrued expenses	23,258	19,291
Capital lease obligations and current obligations under long-term debt	12,497	34,639
Income taxes payable	254	—
Deferred revenue	1,539	511
Total current liabilities	65,059	84,909

Long-term liabilities:
Deferred income taxes	71	67
Capital lease obligations and long-term debt, less current portion	276	1,127
Accrued expenses, less current portion	100	66
Total long-term liabilities	447	1,260

Total liabilities	$65,506	$86,169
Commitments and contingencies (Note 19)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preferences of $20,111 and $19,443 at June 30, 2019 and 2018, respectively	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—
Common stock, no par value, 640,000,000 shares authorized, 60,008,481 and 59,998,811 shares issued and outstanding at June 30, 2019 and 2018, respectively	376,853	375,436
Accumulated deficit	(264,400)	(232,748)
Total shareholders’ equity	112,453	142,688
Total liabilities, convertible preferred stock and shareholders’ equity	$181,097	$231,995
See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Operations

	Year ended June 30,
($ in thousands, except per share data)	2019	2018	2017 (As Restated)

Revenue:
License and transaction fees	$123,554	$96,872	$69,134
Equipment sales	20,245	35,636	32,302
Total revenue	143,799	132,508	101,436

Costs of sales:
Cost of services	80,485	61,175	46,520
Cost of equipment	25,195	35,657	29,855
Total costs of sales	105,680	96,832	76,375
Gross profit	38,119	35,676	25,061

Operating expenses:
Selling, general and administrative	47,068	34,647	28,177
Investigation and restatement expenses	15,439	—	—
Integration and acquisition costs	1,338	7,048	—
Depreciation and amortization	4,430	3,204	1,018
Total operating expenses	68,275	44,899	29,195
Operating loss	(30,156)	(9,223)	(4,134)

Other income (expense):
Interest income	1,382	943	482
Interest expense	(2,992)	(3,105)	(2,228)
Change in fair value of warrant liabilities	—	—	(1,490)
Total other expense, net	(1,610)	(2,162)	(3,236)

Loss before income taxes	(31,766)	(11,385)	(7,370)
(Provision) benefit for income taxes	(262)	101	(95)

Net loss	(32,028)	(11,284)	(7,465)
Preferred dividends	(668)	(668)	(668)
Net loss applicable to common shares	$(32,696)	$(11,952)	$(8,133)
Net loss per common share
Basic	$(0.54)	$(0.23)	$(0.20)
Diluted	$(0.54)	$(0.23)	$(0.20)
Weighted average number of common shares outstanding
Basic	60,061,243	51,840,518	39,860,335
Diluted	60,061,243	51,840,518	39,860,335
See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Shareholders’ Equity

	Common Stock		Accumulated Deficit	Total
($ in thousands, except per share data)	Shares	Amount
Balance, June 30, 2016 (as restated)	37,783,444	$233,394	$(214,066)	$19,328

Fair value of exercised warrant liability	—	5,229	—	5,229
Exercise of warrants	2,401,408	6,193	—	6,193
Stock based compensation	153,326	1,214	—	1,214
Retirement of common stock	(6,533)	(31)	—	(31)
Net loss (as restated)	—	—	(7,465)	(7,465)
Balance, June 30, 2017 (as restated)	40,331,645	$245,999	$(221,531)	$24,468

Issuance of common stock in relation to public offering, net of offering costs incurred of $7,964 (a)	15,913,781	104,796	—	104,796
Issuance of common stock as merger consideration (as restated) (b)	3,423,367	23,279	—	23,279
Stock based compensation	374,823	1,935	—	1,935
Excess tax benefit from stock plans (c)	—	—	67	67
Retirement of common stock (d)	(44,805)	(573)	—	(573)
Net loss	—	—	(11,284)	(11,284)
Balance, June 30, 2018	59,998,811	$375,436	$(232,748)	$142,688

Cumulative effect adjustment for ASC 606 adoption	—	—	376	376
Stock based compensation	20,627	1,618	—	1,618
Repurchase of stock option awards	—	(120)	—	(120)
Retirement of common stock	(10,957)	(81)	—	(81)
Net loss	—	—	(32,028)	(32,028)
Balance, June 30, 2019	60,008,481	$376,853	$(264,400)	$112,453

(a)	Refer to Note 14 regarding the public offering issued during July 2017 and May 2018.

(b)	Refer to Note 4 regarding the business acquisition executed during November 2017.

(c)	Refer to Note 3 regarding the adoption of ASU 2016-09.

(d)	Includes 3,577 shares previously held in escrow in relation to the Cantaloupe acquisition.

See accompanying notes.

USA Technologies, Inc.
Consolidated Statements of Cash Flows

	Year ended June 30,
($ in thousands)	2019	2018	2017 (As Restated)

OPERATING ACTIVITIES:
Net loss	$(32,028)	$(11,284)	$(7,465)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash stock-based compensation	1,750	1,794	1,214
(Gain) loss on disposal of property and equipment	672	(131)	(177)
Non-cash interest and amortization of debt discount	301	140	113
Bad debt expense	2,534	471	557
Provision for inventory reserve	3,172	1,467	877
Depreciation and amortization	8,009	7,829	5,956
Change in fair value of warrant liabilities	—	—	1,490
Excess tax benefits	—	67	—
Deferred income taxes, net	(7)	(183)	62
Changes in operating assets and liabilities:
Accounts receivable	(8,488)	(6,234)	(2,538)
Finance receivables, net	(8)	2,228	(10,832)
Sale of finance receivables	—	2,280	—
Inventory, net	(5,242)	(3,661)	(4,463)
Prepaid expenses and other current assets	(395)	377	153
Accounts payable and accrued expenses	873	16,933	8,874
Deferred revenue	(98)	351	115
Income taxes payable	254	(13)	(8)
Net cash (used in) provided by operating activities	(28,701)	12,431	(6,072)

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(4,346)	(3,978)	(3,787)
Proceeds from sale of property and equipment	116	298	348
Cash paid for acquisitions, net of cash acquired	—	(65,181)	—
Net cash used in investing activities	(4,230)	(68,861)	(3,439)

FINANCING ACTIVITIES:
Proceeds from collateralized borrowing from the transfer of finance receivables	—	1,075	—
Cash used in retirement of common stock	(81)	(552)	(31)
Proceeds from exercise of common stock options	42	141	—
Proceeds from exercise of common stock warrants	—	—	6,193
Cash used for repurchase of common stock awards	(120)	—	—
Payment of debt issuance costs	(156)	(445)	(90)
Proceeds from issuance of long-term debt	—	25,100	—
Proceeds from revolving credit facility	—	12,500	—
Repayment of revolving credit facility	—	(2,500)	—
Issuance of common stock in public offering, net	—	104,796	—
Repayment of line of credit	—	(7,111)	(106)
Repayment of capital lease obligations and long-term debt	(23,254)	(5,355)	(2,982)
Net cash (used in) provided by financing activities	(23,569)	127,649	2,984

Net (decrease) increase in cash and cash equivalents	(56,500)	71,219	(6,527)
Cash and cash equivalents at beginning of year	83,964	12,745	19,272
Cash and cash equivalents at end of year	$27,464	$83,964	$12,745

Supplemental disclosures of cash flow information:
Interest paid in cash	$2,793	$2,878	$2,050
Income taxes paid in cash	$50	$17	$39
Supplemental disclosures of noncash financing and investing activities:
Equity issued in connection with Cantaloupe acquisition, net of post-working capital adjustment for retired shares	$—	$23,279	$—
Settlement of collateralized borrowing from the sale of finance receivables	$—	$987	$—
Reclass of rental program property to inventory, net	$32	$54	$156
Prepaid items financed with debt	$—	$—	$54
Equipment and software acquired under capital lease	$5	$217	$332
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
Liquidity
The Company has adopted Accounting Standards Codification, (“ASC”) 205-40. This guidance amended the existing requirements for disclosing information about an entity’s ability to continue as a going concern and explicitly requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. This guidance was effective for annual reporting periods ending after December 15, 2016, and for annual and interim reporting periods thereafter. The following information reflects the results of management’s assessment, plans and conclusion of the Company’s ability to continue as a going concern.
At June 30, 2019, the Company had in $27.5 million cash and a working capital surplus of $2.8 million. As noted in Note 12, as of June 30, 2019, the Company was not in compliance with the fixed charge coverage ratio and the total leverage ratio of its Revolving Credit Facility and Term Loan, which represents an event of default under the credit agreement. As a result, the Company has classified all amounts outstanding ($11.5 million) under these credit facilities as current liabilities. Additionally, during the year ended June 30, 2019, the Company identified sales tax liabilities and related interest in the aggregate amount of $16.6 million. Also, the Company has reported aggregate net losses of $50.8 million for the three year period ended June 30, 2019.
In response to its need to develop a cash management strategy, the Company developed a plan that included potentially seeking to extend the credit borrowings to beyond one year, securing a commitment for the sale of its long-term receivables, and obtaining outside financing.
Pursuant to a Stock Purchase Agreement dated October 9, 2019 between the Company and Antara Capital Master Fund LP (“Antara”), the Company sold to Antara 3,800,000 shares of the Company’s common stock at a price of $5.25 per share for an aggregate purchase price of $19,950,000. Antara qualifies as an accredited investor under Rule 501 of the Securities Act of 1933, as amended (the "Act"), and the offer and sale of the shares was exempt from registration under Section 4(a)(2) of the Act. Antara agreed not to dispose of the shares for a period of 90 days from the closing date. The Company also entered into a registration rights agreement (the "Registration Rights Agreement") with Antara, pursuant to which the Company has agreed, at its expense, to file a registration statement under the Act with the Securities and Exchange Commission (the "SEC") covering the resale of the shares by Antara (the "Registration Statement"). The Company will be required to pay certain negotiated cash payments to Antara in the event that the Registration Statement is not filed within 30 days of the closing date or if the Registration Statement is not declared effective within three months of the closing date, subject to the terms of the Registration Rights Agreement. In connection with the private placement, William Blair & Company, L.L.C. (“Blair”) acted as exclusive placement agent for the Company and received a cash placement fee of $1.2 million.
On October 9, 2019, the Company also entered into a commitment letter (“Commitment Letter”) with Antara, pursuant to which Antara has committed to extend to the Company a $30.0 million senior secured term loan facility (“Term Facility”). The Term Facility is subject to various closing conditions, including the execution and delivery of definitive loan documentation by the Company and Antara on or before October 31, 2019. Pursuant to the Commitment Letter, the Company would draw $15.0 million of the Term Facility concurrently with the execution of the definitive loan documentation, and subject to the terms of the definitive loan documentation, would draw an additional $15.0 million during the period commencing on the nine-month anniversary and terminating on the eighteen-month anniversary of the execution of the definitive loan documentation. The outstanding amount of the draws under the Term Facility would bear interest at 9.75% per annum, payable monthly in arrears. Upon the execution of the Commitment Letter, the Company paid to Antara a non-refundable commitment fee of $1.2 million. In connection with the Commitment Letter, Blair acted as exclusive placement agent for the Company and received a cash placement fee of $750,000.
The Company believes that its current financial resources, as of the date of the issuance of these consolidated financial statements, are sufficient to fund its current twelve month operating budget, alleviating any substantial doubt raised by our historical operating results and satisfying our estimated liquidity needs for twelve months from the issuance of these consolidated financial statements.
2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
Overview
This Annual Report on Form 10-K for the fiscal year ended June 30, 2019 contains our audited consolidated financial statements for the fiscal years ended June 30, 2019 and 2018, which have not previously been filed, as well as restatements of the following previously filed consolidated financial statements: (i) our audited consolidated financial statements for the fiscal year ended June 30, 2017; (ii) our selected financial data as of and for the fiscal years ended June 30, 2017, 2016 and 2015 contained in Item 6 of this Form 10-K; and (iii) our unaudited consolidated financial statements for the fiscal quarters ended September 30, 2017 and 2016, December 31, 2017 and 2016, March 31, 2018 and 2017, and June 30, 2017 in Note 20, “Unaudited Quarterly Data” of the Notes to Consolidated Financial Statements.
We have not filed and do not intend to file amendments to any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatements of our consolidated financial statements. In addition, we have not filed and do not intend to file a separate Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Concurrent with this filing, we are filing our Quarterly Reports on Form 10-Q for each of the fiscal quarters ended September 30, 2018, December 31, 2018, and March 31, 2019 (the “Fiscal Year 2019 Form 10-Qs”). We have not timely filed our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and the Fiscal Year 2019 Form 10-Qs as a result of the internal investigation of the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) and the subsequent restatement of certain of our prior period financial statements as more fully described below.
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
On January 14, 2019, the Company reported that the Audit Committee’s internal investigation relating to accounting and reporting matters was substantially completed, the principal findings of the internal investigation, and the remedial actions to be implemented by the Company as a result of the internal investigation. The Audit Committee found that, for certain of the customer transactions under review, the Company had prematurely recognized revenue. The Audit Committee proposed certain adjustments to previously reported revenues related to fiscal quarters occurring during the 2017 and 2018 fiscal years of the Company. In most cases, revenues that had been recognized prematurely were, or were expected to be, recognized in subsequent quarters, including quarters subsequent to the quarters impacted by the investigative findings. The investigation further found that certain items that had been recorded as expenses, such as the payment of marketing or servicing fees, were more appropriately treated as contra-revenue items in earlier fiscal quarters.

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
Effect of Restatement on Previously Filed June 30, 2017 Form 10-K
A summary of the impact of these matters on income (loss) before taxes is presented below:

($ in thousands)	Increase / (Decrease) Restatement Impact
Year ended June 30, 2017
Audit Committee Investigation-related Adjustments:
Revenue	$(2,568)
Costs of sales	$(1,163)
Gross profit	$(1,405)
Operating income (loss)	$(1,405)
Loss before income taxes	$(1,405)

Significant Account and Transaction Review and Other:
Revenue	$(89)
Costs of sales	$91
Gross profit	$(180)
Operating income (loss)	$(2,864)
Loss before income taxes	$(4,200)

A summary of the impact of these matters on the consolidated balance sheet is presented below, excluding any tax effect from the restatement adjustments in the aggregate:

($ in thousands)	Increase / (Decrease) Restatement Impact
As of June 30, 2017
Audit Committee Investigation-related Adjustments:
Accounts receivable	$(284)
Finance receivables, net	$(1,267)
Inventory, net	$1,106
Prepaid expenses and other current assets	$25
Other assets	$88
Accounts payable	$270
Accrued expenses	$803

Significant Account and Transaction Review and Other:
Accounts receivable	$(75)
Inventory, net	$(500)
Prepaid expenses and other current assets	$(114)
Other assets	$(456)
Property and equipment, net	$(1,000)
Accounts payable	$21
Accrued expenses	$7,235
Capital lease obligation and current obligations under long-term debt	$(32)
Deferred revenue	$(27)
Deferred gain from sale-leaseback transactions	$(239)
Deferred gain from sale-leaseback transactions, less current portion	$(100)
The restatement adjustments related to fiscal years 2016 and 2015 are reflected in the beginning accumulated deficit and deferred income taxes balances in the consolidated financial statements for fiscal year 2017. The cumulative impact of these adjustments increased accumulated deficit and decreased deferred income taxes by approximately $32.6 million and $27.8 million, respectively, at the beginning of fiscal year 2017. The restatement adjustments were tax effected and any tax adjustments reflected in the consolidated financial statements for fiscal year 2017 relate entirely to the tax effect on the restatement adjustments.
The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company's previously reported financial statements as of and for the year ended June 30, 2017.

The effect of the restatement on the previously filed consolidated balance sheet as of June 30, 2017 is as follows:

	As of June 30, 2017
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$12,745	$—	$12,745
Accounts receivable	7,193	(359)	6,834
Finance receivables, net	11,010	(1,267)	9,743
Inventory, net	4,586	606	5,192
Prepaid expenses and other current assets	968	(89)	879
Total current assets	36,502	(1,109)	35,393

Non-current assets:
Finance receivables due after one year	8,607	—	8,607
Other assets	687	(368)	319
Property and equipment, net	12,111	(1,000)	11,111
Deferred income taxes	27,670	(27,670)	—
Intangibles, net	622	—	622
Goodwill	11,492	—	11,492
Total non-current assets	61,189	(29,038)	32,151

Total assets	$97,691	$(30,147)	$67,544

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$16,054	$291	$16,345
Accrued expenses	4,130	7,743	11,873
Line of credit, net	7,036	—	7,036
Capital lease obligations and current obligations under long-term debt	3,230	(32)	3,198
Income taxes payable	10	—	10
Deferred revenue	—	268	268
Deferred gain from sale-leaseback transactions	239	(239)	—
Total current liabilities	30,699	8,031	38,730

Long-term liabilities:
Deferred income taxes	—	94	94
Capital lease obligations and long-term debt, less current portion	1,061	—	1,061
Accrued expenses, less current portion	53	—	53
Deferred gain from sale-leaseback transactions, less current portion	100	(100)	—
Total long-term liabilities	1,214	(6)	1,208

Total liabilities	$31,913	$8,025	$39,938
Commitments and contingencies
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $18,775 at June 30, 2017	—	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—	—
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $18,775 at June 30, 2017	3,138	(3,138)	—
Common stock, no par value, 640,000,000 shares authorized, 40,331,645 shares issued and outstanding at June 30, 2017	245,999	—	245,999
Accumulated deficit	(183,359)	(38,172)	(221,531)
Total shareholders’ equity	65,778	(41,310)	24,468
Total liabilities, convertible preferred stock and shareholders’ equity	$97,691	$(30,147)	$67,544

The effect of the restatement on the previously filed consolidated statement of operations for the year ended June 30, 2017 is as follows:

	Year ended June 30, 2017
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated

Revenue:
License and transaction fees	$69,142	$(8)	$69,134
Equipment sales	34,951	(2,649)	32,302
Total revenue	104,093	(2,657)	101,436

Costs of sales:
Cost of services	47,053	(533)	46,520
Cost of equipment	30,394	(539)	29,855
Total costs of sales	77,447	(1,072)	76,375
Gross profit	26,646	(1,585)	25,061

Operating expenses:
Selling, general and administrative	25,493	2,684	28,177
Depreciation and amortization	1,018	—	1,018
Total operating expenses	26,511	2,684	29,195
Operating income (loss)	135	(4,269)	(4,134)

Other income (expense):
Interest income	482	—	482
Interest expense	(892)	(1,336)	(2,228)
Change in fair value of warrant liabilities	(1,490)	—	(1,490)
Total other expense, net	(1,900)	(1,336)	(3,236)

Loss before income taxes	(1,765)	(5,605)	(7,370)
Provision for income taxes	(87)	(8)	(95)

Net loss	(1,852)	(5,613)	(7,465)
Preferred dividends	(668)	—	(668)
Net loss applicable to common shares	$(2,520)	$(5,613)	$(8,133)
Net loss per common share
Basic	$(0.06)	$(0.14)	$(0.20)
Diluted	$(0.06)	$(0.14)	$(0.20)
Weighted average number of common shares outstanding
Basic	39,860,335	—	39,860,335
Diluted	39,860,335	—	39,860,335

The effect of the restatement on the previously filed consolidated statement of cash flows for the year ended June 30, 2017 is as follows:

	Year ended June 30, 2017
($ in thousands)	As Previously Reported	Adjustments	As Restated

OPERATING ACTIVITIES:
Net loss	$(1,852)	$(5,613)	$(7,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,214	—	1,214
(Gain) loss on disposal of property and equipment	(177)	—	(177)
Non-cash interest and amortization of debt discount	113	—	113
Bad debt expense	764	(207)	557
Provision for inventory reserve	—	877	877
Depreciation and amortization	5,591	365	5,956
Change in fair value of warrant liabilities	1,490	—	1,490
Deferred income taxes, net	54	8	62
Recognition of deferred gain from sale-leaseback transactions	(560)	560	—
Changes in operating assets and liabilities:
Accounts receivable	(2,988)	450	(2,538)
Finance receivables, net	(12,119)	1,287	(10,832)
Inventory, net	(2,399)	(2,064)	(4,463)
Prepaid expenses and other current assets	(304)	457	153
Accounts payable and accrued expenses	4,410	4,464	8,874
Deferred revenue	—	115	115
Income taxes payable	(8)	—	(8)
Net cash used in operating activities	(6,771)	699	(6,072)

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(4,041)	254	(3,787)
Proceeds from sale of property and equipment	348	—	348
Net cash used in investing activities	(3,693)	254	(3,439)

FINANCING ACTIVITIES:
Cash used in retirement of common stock	(31)	—	(31)
Proceeds from exercise of common stock warrants	6,193	—	6,193
Payment of debt issuance costs	(90)	—	(90)
Repayment of line of credit	(106)	—	(106)
Repayment of capital lease obligations and long-term debt	(2,029)	(953)	(2,982)
Net cash provided by financing activities	3,937	(953)	2,984

Net decrease in cash and cash equivalents	(6,527)	—	(6,527)
Cash and cash equivalents at beginning of year	19,272	—	19,272
Cash and cash equivalents at end of year	$12,745	$—	$12,745
3. ACCOUNTING POLICIES
CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current year presentation.
USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
Cash equivalents represent all highly liquid investments with original maturities of three months or less from time of purchase. Cash equivalents are comprised of money market funds. The Company maintains its cash in bank deposit accounts where accounts may exceed federally insured limits at times. It deems this credit risk not to be significant as cash is held at prominent financial institutions in the US.
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
Accounts receivable include amounts due to the Company for sales of equipment, other amounts due from customers, merchant service receivables, and unbilled amounts due from customers, net of the allowance for uncollectible accounts.
The Company maintains an allowance for doubtful accounts for probable incurred losses resulting from the inability of its customers to make required payments, including from a shortfall in the customer transaction fund flow from which the Company would normally collect amounts due.
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
FINANCE RECEIVABLES
The Company offers extended payment terms to certain customers for equipment sales under its Quick Start Program. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification® (“ASC”) Topic 840, “Leases”, agreements under the Quick Start Program qualify for sales-type lease accounting. Accordingly, the future minimum lease payments are classified as finance receivables in the Company’s consolidated balance sheets. Finance receivables or Quick Start leases are generally for a sixty month term. Finance receivables are carried at their contractual amount net of allowance of credit losses when management determines that it is probable a loss has been incurred. Finance receivables are charged off against the allowance for credit losses when management determines that the finance receivables are uncollectible and the Company ceases collection efforts. The Company recognizes a portion of the note or lease payments as interest income in the accompanying consolidated financial statements based on the effective interest rate method.
INVENTORY, NET
Inventory consists of finished goods. The company's inventories are valued at the lower of cost or net realizable value, generally using a weighted-average cost method.
The Company establishes allowances for obsolescence of inventory based upon quality considerations and assumptions about future demand and market conditions.
PROPERTY AND EQUIPMENT, NET
Property and equipment are recorded at either cost or, in the instance of an acquisition, the estimated fair value on the date of the acquisition, and are depreciated on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on the straight-line basis over the lesser of the estimated useful life of the asset or the respective lease term and are included in “Depreciation and amortization" in the Consolidated Statements of Operations. Additions and improvements that extend the estimated lives of the assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred.
GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill represents the excess of cost over fair value of the net assets purchased in acquisitions. The Company accounts for goodwill in accordance with ASC 350, “Intangibles – Goodwill and Other”. Under ASC 350, goodwill is not amortized to earnings, but instead is subject to periodic testing for impairment. Testing for impairment is to be done at least annually and at other times if events or circumstances arise that indicate that impairment may have occurred. We test goodwill for impairment by comparing the fair value of our reporting unit to its carrying value using a market approach. An impairment charge is recognized for the amount by which, if any, the carrying value exceeds the reporting unit’s fair value. However, the loss recognized cannot exceed the reporting unit’s goodwill balance. The Company has selected April 1 as its annual test date. The Company has concluded there has been no impairment of goodwill during the years ended June 30, 2019, 2018, or 2017.
The Company's intangible assets include trademarks, non-compete agreements, brand, developed technology, customer relationships and tradenames and were acquired in a purchase business combination. The Company carries these intangibles at cost, less accumulated amortization. Amortization is recorded on a straight-line basis over the estimated useful lives of the respective assets, which span between three and eighteen years, and are included in “Depreciation and amortization" in the Consolidated Statements of Operations.
There were no indefinite-lived intangible assets at June 30, 2019 or 2018.
LONG-LIVED ASSETS
In accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its definite lived long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amount of an asset or group of assets exceeds its net realizable value, the asset will be written down to its fair value. In the period when the plan of sale criteria of ASC 360 are met, definite lived long-lived assets are reported as held for sale, depreciation and amortization cease, and the assets are reported at the lower of carrying value or fair value less costs to sell. The Company has concluded that the carrying amount of definite lived long-lived assets is recoverable as of June 30, 2019 and 2018.
FAIR VALUE OF FINANCIAL INSTRUMENTS
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
CONCENTRATION OF RISKS
Concentration of revenue with customers subject the Company to operating risks. Approximately 17%,  16% and 25% of the Company’s revenue for the years ended June 30, 2019, 2018 and 2017, respectively, were concentrated with one customer. The Company’s customers are principally located in the United States.
REVENUE RECOGNITION
On July 1, 2018, the Company adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers using the modified retrospective transition method to all open contracts with customers that were not completed as of June 30, 2018. Results for reporting periods beginning after July 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic revenue recognition methodology under ASC 605.
Revenue Recognition Under ASC 605 (Periods Prior to July 1, 2018)
Revenue from the sale of QuickStart lease of equipment is recognized on the terms of free-on-board shipping point. Transaction processing revenue is recognized upon the usage of the Company’s cashless payment and control network. License fees for access to the Company’s devices and network services are recognized on a monthly basis. In all cases, revenue is only recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. The Company estimates an allowance for product returns at the date of sale and license and transaction fee refunds on a monthly basis.

Hardware is available to customers under the QuickStart program pursuant to which the customer would enter into a five-year non-cancelable lease with either the Company or a third-party leasing company for the devices. The Company utilizes its best estimate of selling price when calculating the revenue to be recorded under these leases.  The QuickStart contracts qualify for sales type lease accounting. At lease inception, the Company recognizes revenue and creates a finance receivable in an amount that represents the present value of minimum lease payments. Accordingly, a portion of the lease payments are recognized as interest income. At the end of the lease period, the customer would have the option to purchase the device at its residual value. Any customer payments received in advance and prior to the Company satisfying any performance obligations are recorded as deferred revenue and amortized as revenue is recognized.
Equipment Rental
The Company offers its customers a rental program for its hardware devices, the JumpStart program (“JumpStart”). JumpStart terms are typically 36 months and are cancellable with 30 to 60 days' written notice. In accordance with ASC 840, “Leases”, the Company classifies the rental agreements as operating leases, with service fee revenue related to the leases included in license and transaction fees in the Consolidated Statements of Operations. Costs for the JumpStart revenue, which consist of depreciation expense on the JumpStart equipment, are included in cost of services in the Consolidated Statements of Operations. Equipment utilized by the JumpStart program is included in property and equipment, net on the Consolidated Balance Sheets.
Revenue Recognition Under ASC 606 (Periods Subsequent to July 1, 2018)
The new revenue recognition guidance provides a single model to determine when and how revenue is recognized. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company recognizes revenue using a five-step model resulting in revenue being recognized as performance obligations within a contract have been satisfied. The steps within that model include: (i) identifying the existence of a contract with a customer; (ii) identifying the performance obligations within the contract; (iii) determining the contract’s transaction price; (iv) allocating the transaction price to the contract’s performance obligations; and, (v) recognizing revenue as the contract’s performance obligations are satisfied. Judgment is required to apply the principles-based, five-step model for revenue recognition. Management is required to make certain estimates and assumptions about the Company’s contracts with its customers, including, among others, the nature and extent of its performance obligations, its transaction price amounts and any allocations thereof, the events which constitute satisfaction of its performance obligations, and when control of any promised goods or services is transferred to its customers. The new standard also requires certain incremental costs incurred to obtain or fulfill a contract to be deferred and amortized on a systematic basis consistent with the transfer of goods or services to the customer.
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
The foundation of the Company’s business model is to act as the Merchant of Record for its sellers. We provide cashless vending payment services in exchange for monthly service fees, in addition to collecting usage-based consideration for completed transactions. The contracts we enter into with third-party suppliers provide us with the right to access and direct their services when processing a transaction. The Company combines the services provided by third-party suppliers to enable customers to accept cashless payment transactions, indicating that it controls all inputs in directing their use to create the combined service. Additionally, USAT sells cashless payment devices (e.g., e-Ports, Seed), which are either directly sold or leased through the Company's QuickStart or JumpStart programs.
Cashless vending services represent a single performance obligation as the combination of the services provided gives the customer the ability to accept cashless payments. The Company’s customers are contracting for integrated cashless services in connection with purchasing or leasing unattended point-of-sale devices. The activities when combined together are so integral to the customer’s ability to derive benefit from the service, that the activities are effectively inputs to a single promise to the customer. Certain services are distinct, but are not accounted for separately as the rights are coterminous, they are transferred concurrently and the outcome is the same as accounting for the services as individual performance obligations. The single performance obligation is determined to be a stand-ready obligation to process payments whenever a consumer intends to make a purchase at a point-of-sale device. As the Company is unable to predict the timing and quantity of transactions to be processed, the assessment of the nature of the performance obligation is focused on each time increment rather than the underlying activity. Therefore, cashless vending services are viewed to comprise a series of distinct days of service that are substantially the same and have the same pattern of transfer to the customer. As a result, the promise to stand ready is accounted for as a single performance obligation.

Revenue related to cashless vending services is recognized over the period in which services are provided, with usage-based revenue recognized as transactions occur. Consideration for this service includes fixed fees for standing ready to process transactions, and generally also includes usage-based fees, priced as a percentage of transaction value and/or a specified fee per transaction processed. The total transaction price of usage-based services is determined to be variable consideration as it is based on unknown quantities of services to be performed over the contract term. The underlying variability is satisfied each day the service is performed and provided to the customer. Clients are billed for cashless vending services on a monthly basis and for transaction processing as transactions occur. Payment is due based on the Company’s standard payment terms which is typically within 30 to 60 days of invoice issuance.
Equipment sales represent a separate performance obligation, the majority of which is satisfied at a point in time through outright sales or sales-type leases (ASC 840) when the equipment is delivered to the customer. Revenues related to JumpStart equipment are recognized over time as the customer obtains the right to use the equipment through an operating leases. Clients are billed for equipment sales on a monthly basis, with payment due based on the Company’s standard payment terms which is typically within 30 to 60 days of invoice issuance.
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
The Company assesses the goods and/or services promised in each customer contract and separately identifies a performance obligation for each promise to transfer to the customer a distinct good or service. The Company then allocates the transaction price to each performance obligation in the contract using relative standalone selling prices. The Company determines standalone selling prices based on the price at which a good or service is sold separately. If the standalone selling price is not observable through historic data, the Company estimates the standalone selling price by considering all reasonably available information, including market data, trends, as well as other company- or customer-specific factors.
The Company recognizes fees charged to our customers primarily on a gross basis as transaction revenue when we are the principal in respect of completing a payment transaction. As a principal to the transaction, when we are the Merchant of Record, we control the service of completing payments for our customers through the payment ecosystem. The fees paid to payment processors and other financial institutions are recognized as transaction expense. For certain transactions in which we act in the capacity as an agent, these transactions are recorded on a net basis. These are transactions in which we are not the Merchant of Record, and the customer is entering into a separate arrangement with a third party payment processor for the fulfillment of the payment service.
Warranties and Returns
The Company offers standard warranties that provide the customer with assurance that its equipment will function in accordance with contract specifications. The Company's standard warranties are not sold separately, but are included with each customer purchase. Warranties are not considered separate performance obligations and, therefore, are estimated and recorded at the time of sale. The Company estimates an allowance for equipment returns at the date of sale on a monthly basis. The estimate of expected returns is calculated in the same way as other variable consideration. The expected value method is generally used to predict the amount of consideration to which the Company will be entitled.
Accounts Receivable and Contract Liabilities
A contract with a customer creates legal rights and obligations. As the Company satisfies performance obligations under customer contracts, a right to unconditional consideration is recorded as an account receivable.
Contract liabilities represent consideration received from customers in excess of revenues recognized (i.e., deferred revenue). Contract liabilities are classified as current or noncurrent based on the nature of the underlying contractual rights and obligations.
Contract Costs
The Company incurs costs to obtain contracts with customers, primarily in the form of commissions to sales employees. The Company recognizes as an asset the incremental costs of obtaining a contract with a customer if it expects to recover these costs. The Company currently does not incur material costs to fulfill its obligations under a contract once it is obtained but before transferring goods or services to the customer. Contract costs are amortized on a systematic basis consistent with the transfer to the customer of the goods or services to which the asset relates. A straight-line or proportional amortization method is used depending upon which method best depicts the pattern of transfer of the goods or services to the customer. The Company’s contracts frequently contain performance obligations satisfied at a point in time and overtime. In these instances, the Company amortizes the contract costs proportionally with the timing and pattern of revenue recognition. Amortization of costs to obtain a contract are classified as selling, general and administrative expense. In addition, these contract costs are evaluated for impairment by comparing, on a pooled basis, the expected future net cash flows from underlying customer relationships to the carrying amount of the capitalized contract costs.
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
ADVERTISING
Advertising costs are expensed as incurred. Advertising expense was $0.7 million, $0.7 million, and $0.4 million in the fiscal years ended June 30, 2019, 2018, and 2017, respectively.
RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses are expensed as incurred and primarily consist of personnel, contractors and product development costs. Research and development expenses, which are included in selling, general and administrative expenses in the Consolidated Statements of Operations, were approximately $4.6 million, $1.3 million and $1.4 million, for the fiscal years ended June 30, 2019, 2018, and 2017, respectively. Our research and development initiatives focus on adding features and functionality to our system solutions through the development and utilization of our processing and reporting network and new technology.
SOFTWARE DEVELOPMENT COSTS

We capitalize qualifying internally-developed software development costs incurred during the application development stage, as long as it is probable the project will be completed, and the software will be used to perform the function intended. Capitalization of such costs ceases once the project is substantially complete and ready for its intended use. Capitalized software development costs are included in “Property and equipment, net” on our consolidated balance sheets and are amortized on a straight-line basis over their expected useful lives
ACCOUNTING FOR EQUITY AWARDS
In accordance with ASC 718, the cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award and allocated over the requisite service period of the award. These costs are recorded in selling, general and administrative expenses.
LOSS CONTINGENCIES
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
The Company follows the provisions of FASB ASC 740, Accounting for Uncertainty in Income Taxes, which provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold to be recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. Interest and penalties related to uncertain tax positions incurred during the fiscal years ended June 30, 2019, 2018 and 2017 were immaterial.
The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. The tax years ended June 30, 2016 through June 30, 2019 remain open to examination by taxing jurisdictions to which the Company is subject.  While the statute of limitations has expired for years prior to the year ended June 30, 2016, changes in reported losses for those years could be made examination by tax authorities to the extent that operating loss carryforwards from those prior years impact upon taxable income in current years. As of June 30, 2019, the Company did not have any income tax examinations in process.
EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per share are calculated by dividing net income (loss) applicable to common shares by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) applicable to common shares by the weighted average common shares outstanding for the period plus the dilutive effects of common stock equivalents unless the effects of such common stock equivalents are anti-dilutive. For the years ended June 30, 2019, 2018 and 2017 no effect for common stock equivalents was considered in the calculation of diluted earnings (loss) per share because their effect was anti-dilutive.
RECENT ACCOUNTING PRONOUNCEMENTS
Accounting pronouncements adopted
In January 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which eliminates Step 2 from the goodwill impairment test. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We early adopted ASU 2017-04 for impairment tests to be performed on testing dates after July 1, 2017, which did not impact our consolidated financial statements.
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
The adoption of ASU No. 2016-09 did not impact our statement of cash flows for the fiscal year ended June 30, 2018.
In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." The standard adds guidance to ASC 740, Income Taxes, that contain SEC guidance related to SAB 118. The standard is effective upon issuance. Refer to Note 15 for further information regarding the impact of the standard.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business.” ASU 2017-01 provides guidance in ascertaining whether a collection of assets and activities is considered a business. The Company adopted this standard as of July 1, 2018, and its adoption did not have a material effect on the Company’s consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting.” The standard provides guidance about which changes to the terms or conditions of a share-based payment award require modification accounting, which may result in a different fair value for the award. The Company adopted this standard as of July 1, 2018, and it will be applied prospectively to awards modified on or after the adoption date. Its adoption did not have a material effect on the Company's consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments.” The new guidance makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted this standard as of July 1, 2018 on a retrospective basis, and its adoption did not have a material effect on the Company’s consolidated financial statements.
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
In July 2015, the FASB issued ASU 2015-11, “Inventory,” which simplifies the measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. The Company early adopted this guidance during fiscal year 2017, and its adoption did not have a material effect on the Company's consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement Period Adjustments”, which requires that the acquirer in a business combination recognize adjustments to provisional purchase accounting amounts that are identified during the measurement period in the reporting period in which the purchase accounting adjustment is determined. The Company adopted this standard during the first quarter of fiscal 2017, and its adoption did not have a material effect on the Company's consolidated financial statements.
In November 2015, the FASB issued ASU 2015‑17, "Balance Sheet Classification of Deferred Taxes", which will require entities to present all deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The Company early adopted this guidance for fiscal year 2017 on a prospective basis. As a result of the adoption, $2.3 million of deferred tax assets were reclassified from current to noncurrent assets as of June 30, 2016.
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
The Company plans to elect the transition package of practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. The Company is substantially complete with the evaluation of the impact on the consolidated financial statements of adopting the new lease standard and does not anticipate a material impact on the consolidated statements of operations, shareholders’ equity, and cash flows or to retained earnings. Additionally, the Company does not anticipate the adoption of the standard will impact any debt covenants or result in significant changes to the internal processes, including the internal control over financial reporting. The Company’s operating leases primarily comprise of office facilities, with the most significant leases relating to corporate headquarters in Malvern, Pennsylvania and an office in San Francisco, California. The Company is in the process of finalizing changes to its systems and processes in conjunction with its review of lease agreements and will disclose the actual impact of adopting ASU 2016-02 in its interim report on Form 10-Q for the quarter ended September 30, 2019.
In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements”. These amendments provide clarifications and corrections to certain ASC subtopics including “Compensation - Stock Compensation - Income Taxes” (Topic 718-740), “Business Combinations - Income Taxes” (Topic 805-740) and “Fair Value Measurement - Overall” (Topic 820-10). The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. The Company is currently evaluating and assessing the impact this guidance will have on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The new guidance requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This pronouncement will be effective for fiscal years beginning after December 15, 2019. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018.The Company is currently evaluating and assessing the impact this guidance will have on its consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting.” The standard simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. The Company expects that the adoption of this ASU would not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other (Topic 350): Internal-Use Software.” This standard aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning July 1, 2020. The Company is currently evaluating and assessing the impact this guidance will have on its consolidated financial statements.
4. ACQUISITION
CANTALOUPE SYSTEMS, INC.
On November 9, 2017, the Company acquired all of the outstanding equity interests of Cantaloupe Systems, Inc. ("Cantaloupe") pursuant to the Merger Agreement, for $88.2 million in aggregate consideration. Cantaloupe is a premier provider of cloud and mobile solutions for vending, micro markets, and office coffee services.
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

The Company financed a portion of the purchase price with proceeds from a $25.0 million term loan (“Term Loan”) and $10.0 million of borrowings under a line of credit (“Revolving Credit Facility”), provided by JPMorgan Chase Bank, N.A., for an aggregate principal amount of $35.0 million. Refer to Note 12 for additional details.
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
The following table summarizes the fair value of total consideration transferred to the holders of all the outstanding equity interests of Cantaloupe at the acquisition date of November 9, 2017:

($ in thousands)	November 9, 2017 (As Restated)
Accounts receivable	$2,921
Finance receivables	1,480
Inventory	282
Prepaid expense and other current assets	646
Finance receivables due after one year	3,603
Other assets	50
Property and equipment	2,234
Intangible assets	30,800
Total assets acquired	42,016
Accounts payable	(1,591)
Accrued expenses	(2,401)
Deferred revenue	(518)
Capital lease obligations and current obligations under long-term debt	(666)
Capital lease obligations and long-term debt, less current portion	(1,134)
Deferred income tax liabilities	(157)
Total identifiable net assets	35,549
Goodwill	52,658
Total fair value	$88,207
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
The amount of Cantaloupe revenue included in the Company’s Consolidated Statement of Operations for the year ended June 30, 2018 was $19.2 million. The amount of Cantaloupe earnings included in the Company’s Consolidated Statement of Operations for the year ended June 30, 2018 was $0.2 million.
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

The pro forma results include adjustments for the purchase accounting impact of the Cantaloupe acquisition (including, but not limited to, amortization associated with the acquired intangible assets, and the interest expense and amortization of debt issuance costs associated with the Term Loan and Revolving Credit Facility that were used to finance a portion of the purchase price, along with the related tax impacts) and the alignment of accounting policies. Other material non-recurring adjustments are reflected in the pro forma and described below:

	Year ended June 30,
($ in thousands, except per share data)	2018	2017 (As Restated)

Revenue	$140,575	$121,373
Net loss attributable to USAT	(7,256)	(13,828)
Net loss attributable to USAT common shares	$(7,924)	$(14,496)
Net loss per share:
Basic	$(0.15)	$(0.27)
Diluted	$(0.15)	$(0.27)
Weighted average number of common shares outstanding:
Basic	53,717,133	52,849,217
Diluted	53,717,133	52,849,217
The supplemental unaudited pro forma earnings for the year ended June 30, 2018 were adjusted to exclude $7.1 million of integration and acquisition costs. Conversely, the supplemental unaudited pro forma earnings for the year ended June 30, 2017 were adjusted to include $7.1 million of integration and acquisition costs.
5. REVENUE
Adoption of ASC 606, Revenue from Contracts with Customers
In applying the new revenue guidance, the Company evaluated its population of open contracts with customers on July 1, 2018. The effect of adoption of this new guidance on the Consolidated Balance Sheet as of July 1, 2018 was to increase prepaid expenses and other current assets, other assets, and deferred revenue, with an offsetting decrease in the opening accumulated deficit, as follows:

	June 30, 2018		July 1, 2018
($ in thousands)	As Reported	Adjustment	Revised

ASSETS
Prepaid expenses and other current assets	$929	$251	$1,180
Other assets	720	1,254	1,974
LIABILITIES
Deferred revenue	511	1,127	1,638
SHAREHOLDERS' EQUITY
Accumulated deficit	(232,748)	376	(232,372)

The impact of the adoption of ASC 606 by financial statement line item with in the Consolidated Balance Sheet as of June 30, 2019 and Consolidated Statement of Operations for the year ended June 30, 2019 is as follows:

	June 30, 2019		June 30, 2019
($ in thousands)	As Reported	Adjustment	Under Legacy Guidance

BALANCE SHEET
Prepaid expenses and other current assets	$1,558	$(301)	$1,257
Other assets	2,099	(1,506)	593
Deferred revenue	1,539	(929)	610
Accumulated deficit	(264,400)	(878)	(265,278)
STATEMENT OF OPERATIONS
License and transaction fees	123,554	(198)	123,356
Selling, general and administrative	47,068	303	47,371
Net loss	(32,028)	(500)	(32,528)
The adoption of ASC 606 had no effect on the cash flows from operating activities, investing activities or financing activities included in the Consolidated Statement of Cash Flows for the year ended June 30, 2019.
Disaggregated Revenue
Based on similar operational and economic characteristics, the Company’s revenue from contracts with customers is disaggregated by License and Transaction Fees and Equipment Sales, as reported in the Company’s Consolidated Statements of Operations. The Company believes these revenue categories depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are influenced by economic factors, and also represents the level at which management makes operating decisions and assesses financial performance.
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
The following table reflects the estimated fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

($ in thousands)	As of June 30, 2019

2020	$12,093
2021	10,271
2022	8,643
2023	5,990
2024 and thereafter	1,942
Total	$38,939

Contract Liabilities
The Company's contract liability (i.e., deferred revenue) balances are as follows:

Year ended June 30,
($ in thousands)	2019

Deferred revenue, beginning of the period	$511
Plus: adjustment for adoption of ASC 606	1,127
Deferred revenue, beginning of the period, as adjusted	1,638
Deferred revenue, end of the period	1,539
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	320
The change in the contract liabilities year-over-year is primarily the result of timing difference between the Company's satisfaction of a performance obligation and payment from the customer.
Contract Costs
At June 30, 2019, the Company had net capitalized costs to obtain contracts of $0.3 million included in prepaid expenses and other current assets and $1.5 million included in other noncurrent assets on the Consolidated Balance Sheet. None of these capitalized contract costs were impaired. During the year ended June 30, 2019, amortization of capitalized contract costs was $0.3 million.
6. RESTRUCTURING/INTEGRATION COSTS
Subsequent to the Cantaloupe acquisition, the Company initiated workforce reductions to integrate the Cantaloupe business. For the year ended June 30, 2018, workforce reduction costs totaled $2.1 million. The Company has included these charges under “Integration and acquisition costs” within the Consolidated Statements of Operations, with the remaining outstanding balance included within “Accrued expenses” on the Consolidated Balance Sheet. Liabilities for workforce reduction costs will generally be paid during the next twelve months.
The following table summarizes the Company's workforce reduction activity for the years ended June 30, 2019 and June 30, 2018:

($ in thousands)	Workforce reduction
Balance at July 1, 2017	$—
Plus: additions	2,122
Less: cash payments	(1,102)
Balance at June 30, 2018	1,020
Plus: additions	266
Less: cash payments	(1,111)
Balance at June 30, 2019	$175

7. LOSS PER SHARE CALCULATION
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share, applicable only to years ended with reported income, is computed by dividing net income by the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding stock options and restricted stock-based awards using the treasury stock method. The calculation of basic and diluted loss per share is presented below:

	Year ended June 30,
($ in thousands, except per share data)	2019	2018	2017 (As Restated)

Numerator for basic and diluted loss per share
Net loss	$(32,028)	$(11,284)	$(7,465)
Preferred dividends	(668)	(668)	(668)
Net loss available to common shareholders	$(32,696)	$(11,952)	$(8,133)

Denominator for basic loss per share - Weighted average shares outstanding	60,061,243	51,840,518	39,860,335
Effect of dilutive potential common shares	—	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	60,061,243	51,840,518	39,860,335

Basic loss per share	$(0.54)	$(0.23)	$(0.20)
Diluted loss per share	$(0.54)	$(0.23)	$(0.20)
Antidilutive shares excluded from the calculation of diluted loss per share were 1,297,073, 1,134,845, and 1,138,108 for the years ended June 30, 2019, 2018 and 2017, respectively.
8. FINANCE RECEIVABLES
The Company’s finance receivables consist of financed devices under the QuickStart program and Cantaloupe devices contractually associated with the Seed platform. Predominately all of the Company’s finance receivables agreements are classified as non-cancellable sixty month sales-type leases. As of June 30, 2019 and 2018, finance receivables consist of the following:

	As of June 30,
($ in thousands)	2019	2018

Finance receivables, net	$6,260	$4,603
Finance receivables due after one year, net	11,596	13,246
Total finance receivables, net of allowance of $606 and $12, respectively	$17,856	$17,849
The Company routinely evaluates outstanding finance receivables for impairment based on past due balances or accounts otherwise determined to be at a higher risk of loss. The Company reserves for its nonperforming finance receivables. A finance receivable is classified as nonperforming if it is considered probable the Company will be unable to collect all contractual interest and principal payments as scheduled.
At June 30, 2019 and 2018, credit quality indicators consisted of the following:

	As of June 30,
($ in thousands)	2019	2018

Performing	$17,856	$17,849
Nonperforming	606	12
Gross finance receivables	$18,462	$17,861

An aged analysis of the Company's finance receivables as of June 30, 2019 and 2018 is as follows:

	As of June 30,
($ in thousands)	2019	2018

Current	$17,506	$17,609
30 days and under past due	200	56
31 - 60 days past due	43	7
61 - 90 days past due	145	56
Greater than 90 days past due	568	133
Total finance receivables	$18,462	$17,861
Finance receivables due for each of the fiscal years following June 30, 2019 are as follows:

($ in thousands)

2020	$6,584
2021	4,041
2022	3,833
2023	2,635
2024	1,133
Thereafter	236
Total	$18,462
Sale of Finance Receivables
The Company accounts for transfers of finance receivables as sales when it has surrendered control over the related assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of the Company’s continuing involvement with the assets transferred. During fiscal year 2018, the Company transferred certain groups of finance receivables with no recourse to third-party financing entities for approximately $2.3 million. The transfers were accounted for as sales with derecognition of the associated finance receivables. Gains and losses stemming from such transfers are immaterial.
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
9. PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

		As of June 30, 2019
($ in thousands)	Useful Lives	Cost	Accumulated Depreciation	Net
Computer equipment and software	3-7 years	$6,745	$(5,840)	$905
Internal-use software	3-5 years	3,126	(716)	2,410
Property and equipment used for rental program	5 years	36,285	(30,978)	5,307
Furniture and equipment	3-7 years	1,543	(1,116)	427
Leasehold improvements	(1)	286	(155)	131
		$47,985	$(38,805)	$9,180

		As of June 30, 2018
($ in thousands)	Useful Lives	Cost	Accumulated Depreciation	Net
Computer equipment and software	3-7 years	$7,367	$(5,353)	$2,014
Internal-use software	3-5 years	2,657	(492)	2,165
Property and equipment used for rental program	5 years	33,941	(27,420)	6,521
Furniture and equipment	3-7 years	1,327	(899)	428
Leasehold improvements	(1)	269	(124)	145
		$45,561	$(34,288)	$11,273
___________________________________

(1)	Lesser of lease term or estimated useful life
Total depreciation expense for the years ended June 30, 2019, 2018, and 2017 was $4.9 million, $5.7 million and $5.7 million, respectively. Depreciation expense allocated within our cost of sales for rental equipment was $3.6 million, $4.6 million, and $4.9 million for the years ended June 30, 2019, 2018, and 2017, respectively.
The total for gross assets under capital leases was approximately $2.4 million and $3.1 million and accumulated amortization totaled $2.4 million and $2.7 million as of June 30, 2019 and 2018, respectively. Capital lease amortization of $0.1 million, $0.4 million and $0.4 million is included in depreciation expense for the years ended June 30, 2019, 2018, and 2017, respectively.
10. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible asset balances consisted of the following:

	As of June 30, 2019			Amortization Period
($ in thousands)	Gross	Accumulated Amortization	Net

Intangible assets:
Non-compete agreements	$2	$(2)	$—	2 years
Brand and tradenames	1,695	(470)	1,225	3 - 7 years
Developed technology	10,939	(3,266)	7,673	5 - 6 years
Customer relationships	19,049	(1,776)	17,273	10 - 18 years
Total intangible assets	$31,685	$(5,514)	$26,171

Goodwill	64,149	—	64,149	Indefinite

Total intangible assets and goodwill	$95,834	$(5,514)	$90,320

	As of June 30, 2018			Amortization Period
($ in thousands)	Gross	Accumulated Amortization	Net

Intangible assets:
Non-compete agreements	$2	$(2)	$—	2 years
Brand and tradenames	1,695	(226)	1,469	3 - 7 years
Developed technology	10,939	(1,421)	9,518	5 - 6 years
Customer relationships	19,049	(711)	18,338	10 - 18 years
Total intangible assets	$31,685	$(2,360)	$29,325
Goodwill	64,149	—	64,149	Indefinite
Total intangible assets and goodwill	$95,834	$(2,360)	$93,474

During the year ended June 30, 2018, the Company recognized $52.7 million in goodwill, net of a $0.3 million post-closing working capital adjustment, and $30.8 million in newly acquired intangibles in association with the Cantaloupe acquisition as referenced in Note 4. There were no impairments of goodwill during the years ended June 30, 2018 and 2019.
For the years ended June 30, 2019, 2018 and 2017, amortization expense related to intangible assets was $3.2 million, $2.1 million and $0.2 million, respectively. The weighted-average remaining useful life of the finite-lived intangible assets was 12.3 years as of June 30, 2019, of which the weighted-average remaining useful life for the brand and tradenames was 5.3 years, for the developed technology was 4.3 years, and for the customer relationships was 16.3 years.
Estimated annual amortization expense for intangible assets is as follows (in thousands):

2020	$3,138
2021	3,074
2022	3,010
2023	3,010
2024	1,909
Thereafter	12,030
$26,171
11. ACCRUED EXPENSES
Accrued expenses consisted of the following as of June 30, 2019 and 2018:

	As of June 30,
($ in thousands)	2019	2018

Accrued sales tax	$16,559	$12,686
Accrued compensation and related sales commissions	2,071	3,100
Accrued professional fees	2,847	936
Accrued taxes and filing fees	209	160
Accrued other	1,672	2,475
Total accrued expenses	23,358	19,357
Less: accrued expenses, current	(23,258)	(19,291)
Accrued expenses, noncurrent	$100	$66
12. DEBT AND OTHER FINANCING ARRANGEMENTS
The Company's debt and other financing arrangements as of June 30, 2019 and 2018 consisted of the following:

	As of June 30,
($ in thousands)	2019	2018

Revolving Credit Facility	$10,000	$10,000
Term Loan	1,458	23,333
Other, including capital lease obligations	1,323	2,689
Less: unamortized issuance costs	(8)	(256)
Total	12,773	35,766
Less: debt and other financing arrangements, current	(12,497)	(34,639)
Debt and other financing arrangements, noncurrent	$276	$1,127

Details of interest expense presented on the Consolidated Statements of Operations are as follows:

	Year ended June 30,
($ in thousands)	2019	2018	2017 (As Restated)
Heritage Line of Credit	$—	$203	$547
Revolving Credit Facility	658	449	—
Term Loan	1,232	892	—
Other interest expense	1,102	1,561	1,681
Total interest expense	$2,992	$3,105	$2,228
Avidbank Line of Credit
On January 15, 2016, the Company and Avidbank Corporate Finance, a division of Avidbank (“Avidbank”) entered into a Fifteenth Amendment (the “Amendment”) to the Loan and Security Agreement (as amended, the “Avidbank Loan Agreement”) previously entered into between them. The Avidbank Loan Agreement provided for a secured revolving line of credit facility (the “Avidbank Line of Credit”) of up to $7.0 million and a three-year term loan to the Company in the principal amount of $3.0 million (the “Avidbank Term Loan”). The Amendment increased the amount available under the Avidbank Line of Credit to $7.5 million less the amount then outstanding under the Avidbank Term Loan. The outstanding balance of the amounts advanced under the Avidbank Line of Credit bear interest at 2% above the prime rate as published in The Wall Street Journal or five percent (5%), whichever is higher. The Avidbank Term Loan was used by the Company to repay to Avidbank an advance that had been made to the Company under the Avidbank Line of Credit in December 2015, and which had been used by the Company to pay for the VendScreen business in 2015. The Avidbank Term Loan provides that interest only is payable monthly during year one, interest and principal is payable monthly during years two and three, and all outstanding principal and accrued interest is due and payable on the third anniversary of the Avidbank Term Loan. The Avidbank Term Loan bears interest at an annual rate equal to 1.75% above the prime rate as published from time to time by The Wall Street Journal, or five percent (5%), whichever is higher.
Heritage Line of Credit
In March 2016, the Company entered into a Loan and Security Agreement with Heritage Bank of Commerce (“Heritage Bank”), providing for a secured revolving line of credit in an amount of up to $12.0 million (the “Heritage Line of Credit”) at an interest rate calculated based on the Federal Reserve’s Prime plus 2.25%. The Heritage Line of Credit and the Company’s obligations under the Heritage Loan Documents were secured by substantially all of the Company’s assets, including its intellectual property. The Company utilized approximately $7.1 million under the Heritage Line of Credit to satisfy the existing Avidbank Line of Credit and related Avidbank Term Loan.
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
Loans under the five year credit agreement bear interest, at the Company's option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Company's Total Leverage Ratio as of the last day of each fiscal quarter. The applicable interest rate on the loans for the year ended June 30, 2019 is LIBOR plus 4%. The Term Loan and Revolving Credit Facility contain customary representations and warranties and affirmative and negative covenants and require the Company to maintain a minimum quarterly Total Leverage Ratio and Fixed Charge Coverage Ratio. The Revolving Credit Facility and Term Loan also require the Company to furnish various financial information on a quarterly and annual basis.

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

On March 29, 2019 and September 18, 2019 the Company obtained waivers of an event of default under the credit agreement. The event of default is the result of the Company having maintained deposits on account with a financial institution in excess of the amounts permitted by the credit agreement and not having transferred certain deposit accounts to the Lender. The waiver requires the Company to remedy the event of default by March 31, 2020 by which time the Company expects to be in compliance with the underlying covenant. As of June 30, 2019 the Company was not in compliance with the fixed charge coverage ratio and the total leverage ratio, which represents an event of default under the credit agreement. The Company has classified all amounts outstanding under the Revolving Credit Facility and Term Loan as current liabilities as of June 30, 2019 and 2018.
Other Long-Term Borrowings
In connection with the acquisition of Cantaloupe, the Company assumed debt of $1.8 million with an outstanding balance of $0.8 million and $1.4 million as of June 30, 2019 and June 30, 2018 respectively. The balance for the period ended June 30, 2019 and 2018 is comprised of; (1) $0.2 million and $0.4 million of promissory notes bearing an interest rate of a 5% and maturing on April 5, 2020 with principal and interest payments due monthly, (2) $0.4 million and $0.7 million of promissory notes bearing an interest rate of 10% and maturing on April 1, 2021 with principal and interest payments due quarterly and (3) $0.1 million and $0.3 million of promissory notes bearing an interest rate of 12% and maturing on December 15, 2019 with principal and interest payments due quarterly.
The Company periodically enters into capital lease obligations to finance certain office and network equipment for use in its daily operations. At June 30, 2019 and 2018, such capital lease obligations were $0.1 million and $0.4 million, respectively. The interest rates on these obligations range from approximately 5.6% to 9.0% and the lease terms range from 2 to 5 years.
The expected maturities associated with the Company’s outstanding debt and other financing arrangements (excluding interest on capital lease obligations) as of June 30, 2019, were as follows:

2020	$12,515
2021	255
2022	22
2023	4
2024	1
Thereafter	—
$12,797

13. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments are carried at cost which approximates fair value. The Company classifies its financial instruments, which are primarily cash equivalents, accounts receivable, accounts payable and accrued expenses as Level 1 investments of the fair value hierarchy because these instruments are carried at cost which approximates fair value due to the short-term maturity of these instruments.
The Company’s obligations under its long-term debt agreements are carried at amortized cost, which approximates their fair value. The fair value of the Company’s obligations under its long-term debt agreements are considered Level 2 investments of the fair value hierarchy because these instruments have interest rates that reset frequently.
The Company previously held Level 3 financial instruments consisting of common stock warrants issued by the Company during March 2011, which included features requiring liability treatment of the warrants. The fair value of warrants issued in March 2011 to purchase shares of the Company’s common stock was based on valuations performed by an independent third party valuation firm. The fair value was determined using proprietary valuation models considering the quality of the underlying securities of the warrants, restrictions on the warrants and security underlying the warrants, time restrictions, and precedent sale transactions completed on the secondary market or in other private transactions. During the year ended June 30, 2017, all of the aforementioned warrants were exercised, resulting in a $5.2 million reclassification to common stock. During the year ended June 30, 2017, the Company recognized a $1.5 million loss resulting from a change in fair value of the warrant liabilities.
If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstances occurs. During the years ended June 30, 2019, 2018 and 2017, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.
14. EQUITY
Stock Offerings
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
On May 25, 2018, the Company and the selling shareholders closed an underwritten public offering of 6,330,449 shares and 553,187 shares, respectively, of the Company's common stock at a public offering price of $11.00 per share. The foregoing included the full exercise of the underwriters' option to purchase 897,866 additional shares from the Company. The gross proceeds to the Company from the offering, before deducting underwriting discounts and commissions and other offering expenses, was approximately $69.6 million.
Warrants
The Company had 23,978 warrants outstanding as of June 30, 2019 and 2018, all of which were exercisable at $5.00 per share. The warrants have an expiration date of March 29, 2021.

15. INCOME TAXES
The Company has significant deferred tax assets, a substantial amount of which result from operating loss carryforwards. The Company routinely evaluates its ability to realize the benefits of these assets to determine whether it is more likely than not that such benefit will be realized. In periods prior to the year ended June 30, 2014, the Company’s evaluation of its ability to realize the benefit from its deferred tax assets resulted in a full valuation allowance against such assets. Based upon earnings performance that the Company had achieved along with the belief that such performance would continue into future years, the Company determined during the year ended June 30, 2014 that it was more likely than not that a substantial portion of its deferred tax assets would be realized with approximately $64 million of its operating loss carryforwards being utilized to offset corresponding future years’ taxable income resulting in a reduction in its valuation allowances recorded in prior years. However, due to the adjustments to earnings and management's reassessment of the underlying factors it uses in estimating future taxable income, and in accordance with the history of losses generated, the Company believes that for the year ended June 30, 2016 and onward, it is more likely than not that its deferred tax assets will not be realized. Accordingly, the Company re-established a full valuation allowance on its net deferred tax assets.
The (provision) benefit for income taxes for the years ended June 30, 2019, 2018 and 2017 is comprised of the following:

	Year ended June 30,
($ in thousands)	2019	2018	2017 (As Restated)
Current:
Federal	$—	$(22)	$(2)
State	(269)	(60)	(31)
Total current	(269)	(82)	(33)
Deferred:
Federal	(11)	183	(58)
State	18	—	(4)
Total deferred	7	183	(62)
Total income tax (provision) benefit	$(262)	$101	$(95)
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
The various provisions under the Act deemed most relevant to the Company have been considered in preparation of its financial statements as of June 30, 2019 and 2018. To the extent that clarifications or interpretations materialize in the future that would impact upon the effects of the Act incorporated into the June 30, 2019 and 2018 financial statements, those effects will be reflected in the future as or if they materialize.
The benefit for income taxes for the year ended June 30, 2018 was $0.1 million, which included a benefit of $0.1 million due to the ability to recognize additional deferred tax assets related to the Company's alternative minimum tax credit as a result of the Act.
A reconciliation of the (provision) benefit for income taxes for the years ended June 30, 2019, 2018 and 2017 to the indicated (provision) benefit based on income (loss) before (provision) benefit for income taxes at the federal statutory rate of 21.0% for the fiscal year ended June 30, 2019, 27.5% for the fiscal year ended June 30, 2018 and 34% for the fiscal year ended June 30, 2017 is as follows:

	Year ended June 30,
($ in thousands)	2019	2018	2017 (As Restated)
Indicated (provision) benefit at federal statutory rate	$6,671	$3,131	$2,506
Effects of permanent differences
Stock compensation	(140)	(46)	—
Warrants	—	—	(507)
Acquisition related costs	—	(759)	—
Other permanent differences	(76)	(157)	(137)
State income taxes, net of federal benefit	663	448	174
Income tax credits	—	—	60
Changes related to prior years	—	(7)	8
Changes in valuation allowances	(7,319)	(2,544)	(2,199)
Other	(61)	35	—
	$(262)	$101	$(95)
At June 30, 2019, the Company had federal and state operating loss carryforwards of approximately $155 million and $194 million, respectively, to offset future taxable income. The timing and extent to which the Company can utilize operating loss carryforwards in any year may be limited because of provisions of the Internal Revenue Code regarding changes in ownership of corporations (i.e. IRS Code Section 382). Federal and state operating loss carryforwards start to expire in 2022 and 2020, respectively.
The net deferred tax assets arose primarily from net operating loss carryforwards, as well as the use of different accounting methods for financial statement and income tax reporting purposes as follows:

	As of June 30,
($ in thousands)	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$38,486	$35,562
Asset reserves	7,211	4,906
Deferred research and development	1,448	1,084
Stock-based compensation	418	661
Other	983	778
	48,546	42,991
Deferred tax liabilities:
Intangibles	(6,203)	(6,864)
Deferred tax assets, net	42,343	36,127
Valuation allowance	(42,414)	(36,194)
Deferred tax liabilities, net of allowance	$(71)	$(67)
As of June 30, 2019, the Company had total unrecognized income tax benefits of $0.2 million related to its nexus in certain state tax jurisdictions. If recognized in future years, $0.2 million of these currently unrecognized income tax benefits would impact the income tax provision and effective tax rate. The Company is actively working with the taxing authorities related to the majority of this uncertain tax position and it is reasonably possible that a majority of the uncertain tax position will be settled within the next 12 months. The following table summarizes the activity related to unrecognized income tax benefits:

	Year ended June 30,
($ in thousands)	2019	2018	2017
Balance at the beginning of the year	$—	$—	$—
Gross increases and decreases related to current period tax positions	180	—	—
Accrued interest and penalties	30	—	—
Balance at the end of the year	$210	$—	$—

The Company records accrued interest as well as penalties related to uncertain tax positions in selling, general and administrative expenses. As of June 30, 2019 the Company had recorded $30 thousand of accrued interest and penalties related to uncertain tax positions on the Consolidated Balance Sheet.
16. STOCK BASED COMPENSATION PLANS
The Company has four active stock based compensation plans at June 30, 2019 as shown in the table below:

Date Approved	Name of Plan	Type of Plan	Authorized Shares

June 2013	2013 Stock Incentive Plan	Stock	500,000
June 2014	2014 Stock Option Incentive Plan	Stock options	750,000
June 2015	2015 Equity Incentive Plan	Stock & stock options	1,250,000
April 2018	2018 Equity Incentive Plan	Stock & stock options	1,500,000
			4,000,000
As of June 30, 2019, the Company had reserved shares of Common Stock for future issuance for the following:

Common Stock	Reserved Shares
Exercise of Common Stock Warrants	23,978
Conversions of Preferred Stock and cumulative Preferred Stock dividends	104,139
Issuance under 2013 Stock Incentive Plan	—
Issuance under 2014 Stock Option Incentive Plan	101,447
Issuance under 2015 Equity Incentive Plan	342,806
Issuance under 2018 Equity Incentive Plan	1,500,000
Total shares reserved for future issuance	2,072,370
STOCK OPTIONS
Stock options are granted at exercise prices equal to the fair market value of the Company's common stock at the date of grant. The options typically vest over a three-year period and each option, if not exercised or terminated, expires on the seventh anniversary of the grant date.
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
The fair value of options granted during the years ended June 30, 2019, 2018, and 2017 was determined using the following assumptions:

	For the year ended June 30,
	2019	2018	2017

Expected volatility	58.4 - 70.9%	50.2 - 50.9%	49.0 - 50.2%
Expected life (years)	4.2 - 4.5	4.0 - 4.5	3.6 - 4.5
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	2.23-2.91%	1.64 - 1.75%	1.06 - 1.72%

The following tables provide information about outstanding options for the years ended June 30, 2019, 2018, and 2017:

	For the year ended June 30, 2019
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options, beginning of period	904,766	$3.31	4.3	$9,664
Granted	470,000	$8.22
Exercised	(11,669)	$5.40		$—
Forfeited	(235,999)	$5.70
Expired	—	$—
Outstanding options, end of period	1,127,098	$4.84	4.3	$2,917
Exercisable options, end of period	638,988	$2.86	3.4	$2,923

	For the year ended June 30, 2018
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options, beginning of period	895,221	$2.79	5.2	$2,160
Granted	179,047	$5.66
Exercised	(93,169)	$1.92		$—
Forfeited	(76,333)	$4.30
Expired	—	$—
Outstanding options, end of period	904,766	$3.31	4.3	$9,664
Exercisable options, end of period	632,737	$2.55	3.9	$7,242

	For the year ended June 30, 2017
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding options, beginning of period	610,141	$2.07	5.4	$1,342
Granted	285,080	$4.30
Exercised	—	$—		$—
Forfeited	—	$—
Expired	—	$—
Outstanding options, end of period	895,221	$2.79	5.2	$2,160
Exercisable options, end of period	483,474	$2.08	4.5	$1,511
The weighted average grant date fair value per share for the Company's stock options granted during the years ended June 30, 2019, 2018, and 2017 was $4.15, $2.42, and $1.80, respectively. The total fair value of stock options vested during the years ended June 30, 2019, 2018, and 2017 was $0.2 million, $0.4 million, and $0.3 million, respectively.
STOCK GRANTS
The Company grants shares of common stock to executive officers pursuant to long-term stock incentive plans ("LTIPs") under which executive officers are awarded shares of common stock of the Company in the event that certain targets are achieved. These achievement targets are typically aligned with specified ranges of year-over-year percentage growth in metrics such as total number of connections and adjusted EBITDA.  If none of the minimum threshold year-over-year percentage target goals are achieved, the executive officers would not be awarded any shares.  Assuming the minimum threshold year-over-year percentage target goal would be achieved for a particular metric, the number of shares to be awarded for that metric would be determined on a pro rata basis, provided that the award would not exceed the maximum distinguished award for that metric.  The shares awarded under the LTIPs typically vest as follows: one-third at the time of issuance; one-third on the one-year anniversary of the fiscal year end for which the shares were awarded; and one-third on the two-year anniversary of the fiscal year end for which the shares were awarded.

The Company also grants shares of common stock to members of the board of directors as compensation for their service on the board. These stock awards to directors typically vest over a two to three year period.
A summary of the status of the Company’s nonvested common shares as of June 30, 2019, 2018, and 2017, and changes during the years then ended is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at June 30, 2016	128,498	$2.97
Granted	135,585	4.25
Vested	(141,527)	3.33
Nonvested at June 30, 2017	122,556	$3.96
Granted	275,547	5.31
Vested	(232,267)	4.92
Nonvested at June 30, 2018	165,836	$4.85
Granted	40,062	13.90
Vested	(166,927)	6.01
Nonvested at June 30, 2019	38,971	$9.19
STOCK BASED COMPENSATION EXPENSE
The Company applies the fair value method to recognize compensation expense for stock-based awards. Using this method, the estimated grant-date fair value of the award is recognized over the requisite service period using the accelerated attribution method. The Company accounts for forfeitures as they occur.
A summary of the Company's stock-based compensation expense recognized during the years ended June 30, 2019, 2018, and 2017 is as follows (in thousands):

	For the year ended June 30,
Award type	2019	2018	2017
Stock options	$822	$485	$264
Stock grants	928	1,309	950
Total stock-based compensation expense	$1,750	$1,794	$1,214
A summary of the Company's unrecognized stock-based compensation expense as of June 30, 2019 is as follows:

	As of June 30, 2019
Award type	Unrecognized Expense (in thousands)	Weighted Average Recognition Period (in years)
Stock options	$895	2.2
Stock grants	$217	1.0
17. PREFERRED STOCK
The authorized Preferred Stock may be issued from time to time in one or more series, each series with such rights, preferences or restrictions as determined by the Board of Directors. As of June 30, 2019 each share of Series A Preferred Stock is convertible into 0.1988 of a share of Common Stock and each share of Series A Preferred Stock is entitled to 0.1988 of a vote on all matters on which the holders of Common Stock are entitled to vote. Series A Preferred Stock provides for an annual cumulative dividend of $1.50 per share, payable when, and if declared by the Board of Directors, to the shareholders of record in equal parts on February 1 and August 1 of each year. Any and all accumulated and unpaid cash dividends on the Series A Preferred Stock must be declared and paid prior to the declaration and payment of any dividends on the Common Stock.

The Series A Preferred Stock may be called for redemption at the option of the Board of Directors for a price of $11.00 per share plus payment of all accrued and unpaid dividends. No such redemption has occurred as of June 30, 2019. In the event of any liquidation as defined in the Company’s Articles of Incorporation, the holders of shares of Series A Preferred Stock issued shall be entitled to receive $10.00 for each outstanding share plus all cumulative unpaid dividends. If funds are insufficient for this distribution, the assets available will be distributed ratably among the preferred shareholders. The Series A Preferred Stock liquidation preference as of June 30, 2019 and 2018 is as follows:

($ in thousands)	June 30, 2019	June 30, 2018
For shares outstanding at $10.00 per share	$4,451	$4,451
Cumulative unpaid dividends	15,660	14,992
	$20,111	$19,443
The Company has determined that its convertible preferred stock is contingently redeemable due to the existence of deemed liquidation provisions contained in its certificate of incorporation, and therefore classifies its convertible preferred stock outside of permanent equity.
Cumulative unpaid dividends are convertible into common shares at $1,000 per common share at the option of the shareholder. During the years ended June 30, 2019, 2018 and 2017, no shares of Preferred Stock nor cumulative preferred dividends were converted into shares of common stock.
18. RETIREMENT PLAN
The Company’s 401(k) Plan (the “Retirement Plan”) allows employees who have completed six months of service to make voluntary contributions up to a maximum of 100% of their annual compensation, as defined in the Retirement Plan. The Company may, in its discretion, make a matching contribution, a profit sharing contribution, a qualified non-elective contribution, and/or a safe harbor 401(k) contribution to the Retirement Plan. The Company must make an annual election, at the beginning of the plan year, as to whether it will make a safe harbor contribution to the plan. In fiscal years 2019, 2018 and 2017, the Company elected and made safe harbor matching contributions of 100% of the participant’s first 3% and 50% of the next 2% of compensation deferred into the Retirement Plan. The Company’s safe harbor contributions for the years ended June 30, 2019, 2018 and 2017 approximated $0.4 million, $0.3 million and $0.2 million, respectively.
19. COMMITMENTS AND CONTINGENCIES
SALE AND LEASEBACK TRANSACTIONS
The Company has entered into sale leaseback transactions with a third-party finance company, pursuant to which the third-party financing company purchased ePort equipment owned by the Company and used by the Company in its JumpStart Program. These transactions were classified as capital leases.
Upon the completion of the sales, the Company computed a total gain on the sale of its ePort equipment of $2.6 million. In accordance with ASC 840‑40, “Sale Leaseback Transactions”, the Company deferred this gain and amortized it on a straight-line basis over the five-year estimated useful life of the underlying equipment assets.
OTHER LEASES
Other lease commitments, in relation to operational facilities, include:

•
The Company leases approximately 23,138 square feet of space located in Malvern, Pennsylvania for its principal executive office and for general administrative functions, sales activities, product development, and customer support. The Company’s monthly base rent for the premises is approximately $48 thousand, and will increase each year up to a maximum monthly base rent of approximately $53 thousand. The lease expires on November 30, 2023.

•
The Company also leases 11,250 square feet of space in Malvern, Pennsylvania for its product warehousing and shipping under a lease agreement which expires on December 31, 2019. As of June 30, 2019, the Company's rent payment is approximately $6 thousand per month.

•
The Company leases space in Portland, Oregon. The current lease commenced on October 17, 2016, and will terminate on December 31, 2019. The leased premises consist of approximately 5,362 square feet of rentable space. The lease includes monthly rental payments of approximately $11 thousand per month through December 31, 2019.

•
The Company leases approximately 8,400 square feet of space in San Francisco, California, for general office purposes, including technical testing and software development. The current lease commenced on February 1, 2010 and will terminate on January 31, 2020. The Company's monthly base rent for the premises is approximately $45 thousand, and will increase each year up to a maximum monthly base rent of approximately $47 thousand.

•
The Company also leases approximately 7,745 square feet of office space in Matairie, Louisiana. The lease is for a period of 74 months, and commenced on November 12, 2018. The Company's monthly base rent for the premises will initially be approximately $15 thousand, and will increase each year up to a maximum monthly base rent of approximately $16 thousand.

•
The Company leases approximately 16,713 square feet of office space in Denver, Colorado. The lease is for a period of 89 months, and commenced on August 1, 2019. The Company’s monthly base rent for the premises, which is payable from January 1, 2020, will initially be approximately $45 thousand, and will increase each year up to a maximum monthly base rent of approximately $53 thousand. The Company intends to consolidate its Portland and San Francisco offices into this new office location.

Rent expense for the aforementioned operating leases was approximately $1.6 million, $1.2 million and $0.7 million for the years ended June 30, 2019, 2018, and 2017, respectively.
SUMMARY OF LEASE OBLIGATIONS
Future minimum lease payments for fiscal years subsequent to June 30, 2019 under non-cancellable operating leases and capital leases are as follows:

($ in thousands)	Operating Leases	Capital Leases
2020	$1,326	$106
2021	1,151	34
2022	1,180	12
2023	1,208	1
2024	859	1
Thereafter	1,550	—
Total minimum lease payments	$7,274	$154
Less: interest		(14)
Present value of minimum lease payments, net		140
Less: current obligations under capital leases		(106)
Obligations under capital leases, noncurrent		$34

LITIGATION
New Jersey District Court Consolidated Shareholder Class Actions
On September 11, 2018, Stéphane Gouet filed a purported class action complaint against the Company, Stephen P. Herbert, the Chief Executive Officer, and Priyanka Singh, the former Chief Financial Officer, in the United States District Court for the District of New Jersey. The alleged class members are those who purchased the Company’s securities from November 9, 2017 through September 11, 2018. The complaint alleges that the Company disclosed on September 11, 2018 that it was unable to timely file its Annual Report on Form 10-K for the fiscal year ended June 30, 2018, and that the Audit Committee of the Company’s Board of Directors was in the process of conducting an internal investigation of current and prior period matters relating to certain of the Company’s contractual arrangements, including the accounting treatment, financial reporting and internal controls related to such arrangements. The complaint alleges that the defendants disseminated false statements and failed to disclose material facts and engaged in practices that operated as a fraud or deceit upon Gouet and others similarly situated in connection with their purchases of the Company’s securities during the alleged class period. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “1934 Act”) and Rule 10b-5 promulgated thereunder.
Two additional class action complaints, containing substantially the same factual allegations and legal claims were filed against the Company, Herbert and Singh in the United States District Court for the District of New Jersey. On September 13, 2018, David Gray filed a purported class action complaint, and on October 3, 2018, Anthony E. Phillips filed a purported class action complaint. Subsequently, multiple shareholders moved to be appointed lead plaintiff, and on December 19, 2018, the Court consolidated the three actions, appointed a lead plaintiff (the “Lead Plaintiff”), and appointed lead counsel for the consolidated actions (the “Consolidated Action”).
On February 28, 2019, the Court approved a Stipulation agreed to by the parties in the Consolidated Action for the filing of an amended complaint within fourteen days after the Company files the above-referenced Form 10-K. On January 22, 2019, the Company and Herbert filed a motion to transfer the Consolidated Action to the United States District Court for the Eastern District of Pennsylvania. On February 5, 2019, the Lead Plaintiff filed its opposition to the Motion to Transfer. The Court has not yet ruled on the Motion to Transfer.
On August 12, 2019, the University of Puerto Rico Retirement System (“UPR”) filed a purported class action complaint in the United States District Court for the District of New Jersey against the Company, Herbert, Singh, the Company’s Directors at the relevant time (Steven D. Barnhart, Joel Books, Robert L. Metzger, Albin F. Moschner, William J. Reilly and William J. Schoch) (“the Independent Directors”), and the investment banking firms who acted as underwriters for the May 2018 follow-on public offering of the Company (the “Public Offering”): William Blair & Company; LLC (“William Blair”); Craig-Hallum Capital Group, LLC (“Craig-Hallum”); Northland Securities, Inc. (“Northland”); and Barrington Research Associates, Inc. (“Barrington”) (“the Underwriter Defendants”). The alleged class members are those who purchased the Company’s shares pursuant to the registration statement and prospectus issued in connection with the Public Offering. Plaintiff seeks to recover damages caused by Defendants’ alleged violations of the Securities Act of 1933 (the “1933 Act”), and specifically Sections 11, 12 and 15 thereof. The complaint generally seeks compensatory damages, rescission and attorneys’ fees and costs. The UPR complaint was consolidated into the Consolidated Action and the UPR docket was closed. Pursuant to the February 28, 2019 Stipulation referred to above, plaintiffs’ counsel in the Consolidated Action will file one amended complaint (covering the 1933 Act and the 1934 Act claims) after the above-referenced Form 10-K has been filed, and no response to the complaint is required at this time.
The Company plans to vigorously defend against the claims asserted in the Consolidated Action.
Chester County, Pennsylvania Class Action
On May 17, 2019, the City of Warren Police and Fire Retirement System filed a purported class action complaint in the Court of Common Pleas, Chester County, Pennsylvania. The alleged class members are those who purchased the Company’s shares pursuant to the registration statement and prospectus issued in connection with the Public Offering. The defendants are the Company, Herbert, Singh, the Independent Directors, and the Underwriter Defendants. Plaintiffs allege that the registration statement was negligently prepared, contained untrue statements of material facts or omitted to state facts necessary to make the statements not misleading, and was not prepared in accordance with the rules and regulations governing its preparation. Plaintiff seeks to recover damages caused by defendants’ alleged violations of the 1933 Act, and specifically Sections 11, 12 and 15 thereof. The complaint generally seeks compensatory damages, rescission and attorneys’ fees and costs. Defendants filed a Petition for Stay due to the previously filed Consolidated Action, and on September 20, 2019, and following a hearing, the Court granted the Petition and stayed the action pending the final disposition of the Consolidated Action. The Company plans to vigorously defend against these claims.

The Shareholder Demand Letters
By letter dated October 12, 2018, Peter D’Arcy, a purported shareholder of the Company, demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s current and former officers and Directors for breach of fiduciary duties. The letter alleged the officers and Directors made false and misleading statements that failed to disclose that the Company’s accounting treatment, financial reporting and internal controls related to certain of the Company’s contractual agreements would result in an internal investigation and would delay the Company’s filing of its Annual Report on Form 10-K for the fiscal year ended June 30, 2018, and that the Company failed to maintain internal controls. By letter dated October 18, 2018, Chiu Jen-Ting, a purported shareholder of the Company, demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s current and former officers and Directors for breach of fiduciary duties in connection with the issues similar to those asserted by Mr. D’Arcy. By letter dated August 2, 2019, Stan Emanuel, a purported shareholder of the Company, demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s current and former officers and Directors for breach of fiduciary duties in connection with the issues similar to those asserted by Mr. D’Arcy. In response to the first two demand letters, and in accordance with Pennsylvania law, in January 2019, the Board of Directors formed a special litigation committee (the “SLC”) consisting of Joel Brooks and William Reilly, Jr., in order to, among other things, investigate and evaluate the demand letters. The SLC has retained counsel and the SLC and its counsel are currently investigating the matters raised in these letters.
The ultimate outcome of these matters cannot be determined at this time. The Company believes that it has meritorious defenses to such claims and is defending them vigorously, and has not recorded a provision for the ultimate outcome of these matters in its financial statements.
20. UNAUDITED QUARTERLY DATA

	Three months ended
($ in thousands, except per share data)	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$33,522	$34,406	$37,646	$38,225
Gross profit	$10,110	$9,243	$9,779	$8,987
Operating loss	$(5,921)	$(10,200)	$(3,892)	$(10,143)
Net loss	$(6,320)	$(10,657)	$(4,510)	$(10,541)
Cumulative preferred dividends	$(334)	$—	$(334)	$—
Net loss applicable to common shares	$(6,654)	$(10,657)	$(4,844)	$(10,541)
Net loss per common share - basic	$(0.11)	$(0.18)	$(0.08)	$(0.18)
Net loss per common share - diluted	$(0.11)	$(0.18)	$(0.08)	$(0.18)
Weighted average number of common shares outstanding - basic	60,053,912	60,059,936	60,065,053	60,065,978
Weighted average number of common shares outstanding - diluted	60,053,912	60,059,936	60,065,053	60,065,978

	Three months ended
($ in thousands, except per share data)	September 30, 2017 (As Restated)	December 31, 2017 (As Restated)	March 31, 2018 (As Restated)	June 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$25,259	$31,532	$33,592	$42,125
Gross profit	$6,181	$9,172	$9,845	$10,478
Operating loss	$(1,750)	$(3,905)	$(2,566)	$(1,002)
Net loss	$(2,171)	$(4,194)	$(3,223)	$(1,696)
Cumulative preferred dividends	$(334)	$—	$(334)	$—
Net loss applicable to common shares	$(2,505)	$(4,194)	$(3,557)	$(1,696)
Net loss per common share - basic	$(0.05)	$(0.08)	$(0.07)	$(0.03)
Net loss per common share - diluted	$(0.05)	$(0.08)	$(0.07)	$(0.03)
Weighted average number of common shares outstanding - basic	47,573,364	52,150,106	53,637,085	54,064,750
Weighted average number of common shares outstanding - diluted	47,573,364	52,150,106	53,637,085	54,064,750

	Three months ended
($ in thousands, except per share data)	September 30, 2016 (As Restated)	December 31, 2016 (As Restated)	March 31, 2017 (As Restated)	June 30, 2017 (As Restated)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$21,569	$21,787	$26,301	$31,779
Gross profit	$6,297	$6,445	$6,342	$5,977
Operating loss	$(1,383)	$109	$(459)	$(2,401)
Net loss	$(3,370)	$(232)	$(925)	$(2,938)
Cumulative preferred dividends	$(334)	$—	$(334)	$—
Net loss applicable to common shares	$(3,704)	$(232)	$(1,259)	$(2,938)
Net loss per common share - basic	$(0.10)	$(0.01)	$(0.03)	$(0.07)
Net loss per common share - diluted	$(0.10)	$(0.01)	$(0.03)	$(0.07)
Weighted average number of common shares outstanding - basic	38,488,005	40,308,934	40,327,697	40,331,993
Weighted average number of common shares outstanding - diluted	38,488,005	40,308,934	40,327,697	40,331,993
Explanatory Note:
The Company is providing restated quarterly and year-to-date unaudited consolidated financial information for interim periods occurring within fiscal years ended June 30, 2017 and 2018 in order to comply with SEC requirements. Refer to Note 2 — "Restatement of Consolidated Financial Statements" for further background concerning the events preceding the restatement of financial information in this Form 10-K.
As discussed in Note 2, the Audit Committee and the Company identified certain errors that are corrected through adjustments made as part of the restatement. These adjustments include corrections related to the investigation of customer transactions that was conducted, as well as (i) corrections related to the Company's acquisition and financial integration of Cantaloupe and (ii) corrections resulting from management's review of significant accounts and transactions.

A summary of the impact of these matters on income (loss) before taxes is presented below:

($ in thousands)	Increase / (Decrease) Restatement Impact
	Three months ended September 30, 2017	Three months ended December 31, 2017	Six months ended December 31, 2017	Three months ended March 31, 2018	Nine months ended March 31, 2018
Audit Committee Investigation-related Adjustments:
Revenue	$(411)	$(866)	$(1,277)	$(768)	$(2,045)
Costs of sales	$165	$(1,225)	$(1,060)	$(293)	$(1,353)
Gross profit	$(576)	$359	$(217)	$(475)	$(692)
Operating income (loss)	$(576)	$359	$(217)	$(9)	$(226)
Income (loss) before income taxes	$(576)	$357	$(219)	$(29)	$(248)

Acquisition and Financial Integration-related Adjustments:
Revenue	$—	$(60)	$(60)	$(1,546)	$(1,606)
Costs of sales	$—	$(33)	$(33)	$(79)	$(112)
Gross profit	$—	$(27)	$(27)	$(1,467)	$(1,494)
Operating income (loss)	$—	$(288)	$(288)	$(1,594)	$(1,882)
Income (loss) before income taxes	$—	$(223)	$(223)	$(1,499)	$(1,722)

Significant Account and Transaction Review and Other:
Revenue	$53	$(47)	$6	$75	$81
Costs of sales	$497	$313	$810	$231	$1,041
Gross profit	$(444)	$(360)	$(804)	$(156)	$(960)
Operating income (loss)	$(622)	$(775)	$(1,397)	$(461)	$(1,858)
Income (loss) before income taxes	$(886)	$(1,041)	$(1,927)	$(696)	$(2,623)

($ in thousands)	Increase / (Decrease) Restatement Impact
	Three months ended September 30, 2016	Three months ended December 31, 2016	Six months ended December 31, 2016	Three months ended March 31, 2017	Nine months ended March 31, 2017	Three months ended June 30, 2017
Audit Committee Investigation-related Adjustments:
Revenue	$—	$—	$—	$(111)	$(111)	$(2,457)
Costs of sales	$—	$—	$—	$(24)	$(24)	$(1,139)
Gross profit	$—	$—	$—	$(87)	$(87)	$(1,318)
Operating income (loss)	$—	$—	$—	$(87)	$(87)	$(1,318)
Income (loss) before income taxes	$—	$—	$—	$(87)	$(87)	$(1,318)

Significant Account and Transaction Review and Other:
Revenue	$(18)	$31	$13	$(49)	$(36)	$(53)
Costs of sales	$(148)	$(81)	$(229)	$147	$(82)	$173
Gross profit	$130	$112	$242	$(196)	$46	$(226)
Operating income (loss)	$(434)	$(124)	$(558)	$(790)	$(1,348)	$(1,516)
Income (loss) before income taxes	$(769)	$(441)	$(1,210)	$(1,159)	$(2,369)	$(1,831)

A summary of the impact of these matters on the consolidated balance sheet is presented below, excluding any tax effect from the restatement adjustments in the aggregate:

($ in thousands)	Increase / (Decrease) Restatement Impact
	As of September 30, 2016	As of December 31, 2016	As of March 31, 2017	As of September 30, 2017	As of December 31, 2017	As of March 31, 2018
Audit Committee Investigation-related Adjustments:
Accounts receivables	$—	$—	$—	$(315)	$(1,774)	$(1,954)
Finance receivables, net	$—	$—	$92	$(1,640)	$(1,269)	$(1,666)
Inventory, net	$—	$—	$—	$941	$2,166	$2,459
Prepaid expenses and other current assets	$—	$—	$30	$25	$25	$25
Other assets	$—	$—	$95	$82	$76	$69
Property and equipment, net	$—	$—	$—	$—	$(162)	$(146)
Accounts payable	$—	$—	$270	$270	$106	$99
Accrued expenses	$—	$—	$34	$803	$580	$341

Acquisition and Financial Integration-related Adjustments:
Cash and cash equivalents	$—	$—	$—	$—	$(26)	$(52)
Accounts receivables	$—	$—	$—	$—	$1,133	$(1,974)
Finance receivables, net	$—	$—	$—	$—	$(1,515)	$158
Inventory, net	$—	$—	$—	$—	$(500)	$(500)
Prepaid expenses and other current assets	$—	$—	$—	$—	$(35)	$(44)
Property and equipment, net	$—	$—	$—	$—	$721	$826
Other assets	$—	$—	$—	$—	$(139)	$(175)
Goodwill	$—	$—	$—	$—	$4,121	$4,121
Accrued expenses	$—	$—	$—	$—	$785	$883
Deferred revenue	$—	$—	$—	$—	$(153)	$(153)
Common stock	$—	$—	$—	$—	$3,469	$3,469

Significant Account and Transaction Review and Other:
Accounts receivables	$(143)	$110	$61	$77	$(8)	$127
Finance receivables, net	$—	$—	$—	$—	$1,074	$28
Inventory, net	$(338)	$(348)	$(470)	$(305)	$(861)	$(1,067)
Prepaid expenses and other current assets	$13	$13	$13	$(136)	$(150)	$(173)
Other assets	$—	$—	$—	$(543)	$(600)	$(693)
Property and equipment, net	$2,865	$2,561	$2,168	$(1,149)	$(737)	$(635)
Accounts payable	$17	$19	$21	$25	$27	$29
Accrued expenses	$4,506	$5,222	$6,166	$8,319	$9,087	$9,877
Line of credit, net	$13	$13	$13	$—	$—	$—
Capital lease obligation and current obligations under long-term debt	$4,117	$3,566	$2,998	$(21)	$367	$(5)
Deferred revenue	$—	$—	$—	$(27)	$(27)	$(27)
Deferred gain from sale-leaseback transactions	$(685)	$(470)	$(255)	$(198)	$(198)	$(198)
Deferred gain from sale-leaseback transactions, less current portion	$—	$—	$—	$(99)	$(49)	$—
Capital lease obligation and long-term debt, less current portion	$—	$—	$—	$—	$697	$—
Common stock	$—	$—	$—	$(166)	$(372)	$(867)

The effect of the restatement on the previously filed consolidated balance sheet as of September 30, 2017 is as follows:

	As of September 30, 2017
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$51,870	$—	$51,870
Accounts receivable	10,288	(473)	9,815
Finance receivables, net	3,082	(1,641)	1,441
Inventory, net	8,240	636	8,876
Prepaid expenses and other current assets	1,122	(66)	1,056
Total current assets	74,602	(1,544)	73,058

Non-current assets:
Finance receivables due after one year	7,742	—	7,742
Other assets	750	(461)	289
Property and equipment, net	11,850	(1,149)	10,701
Deferred income taxes	28,205	(28,205)	—
Intangibles, net	578	—	578
Goodwill	11,492	—	11,492
Total non-current assets	60,617	(29,815)	30,802

Total assets	$135,219	$(31,359)	$103,860

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$14,211	$295	$14,506
Accrued expenses	3,795	8,422	12,217
Line of credit, net	7,051	—	7,051
Capital lease obligations and current obligations under long-term debt	2,649	(21)	2,628
Income taxes payable	10	(10)	—
Deferred revenue	—	439	439
Deferred gain from sale-leaseback transactions	197	(197)	—
Total current liabilities	27,913	8,928	36,841

Long-term liabilities:
Deferred income taxes	—	109	109
Capital lease obligations and long-term debt, less current portion	1,049	—	1,049
Accrued expenses, less current portion	62	—	62
Deferred gain from sale-leaseback transactions, less current portion	99	(99)	—
Total long-term liabilities	1,210	10	1,220

Total liabilities	$29,123	$8,938	$38,061
Commitments and contingencies
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $19,109 at September 30, 2017	—	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—	—
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $19,109 at September 30, 2017	3,138	(3,138)	—
Common stock, no par value, 640,000,000 shares authorized, 50,194,731 shares issued and outstanding at September 30, 2017	286,463	(167)	286,296
Accumulated deficit	(183,505)	(40,130)	(223,635)
Total shareholders’ equity	106,096	(43,435)	62,661
Total liabilities, convertible preferred stock and shareholders’ equity	$135,219	$(31,359)	$103,860

The effect of the restatement on the previously filed consolidated statement of operations for the three months ended September 30, 2017 is as follows:

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

The effect of the restatement on the previously filed consolidated statement of cash flows for the three months ended September 30, 2017 is as follows:

	Three months ended September 30, 2017
($ in thousands)	As Previously Reported	Adjustments	As Restated

OPERATING ACTIVITIES:
Net loss	$(213)	$(1,958)	$(2,171)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash stock-based compensation	576	(167)	409
(Gain) loss on disposal of property and equipment	(18)	—	(18)
Non-cash interest and amortization of debt discount	15	2	17
Bad debt expense	118	50	168
Provision for inventory reserve	—	221	221
Depreciation and amortization	1,492	(122)	1,370
Excess tax benefits	67	—	67
Deferred income taxes, net	(535)	551	16
Recognition of deferred gain from sale-leaseback transactions	(43)	43	—
Changes in operating assets and liabilities:
Accounts receivable	(3,192)	43	(3,149)
Finance receivables, net	8,771	397	9,168
Inventory, net	(3,648)	(252)	(3,900)
Prepaid expenses and other current assets	(217)	114	(103)
Accounts payable and accrued expenses	(2,168)	678	(1,490)
Deferred revenue	—	171	171
Income taxes payable	—	(55)	(55)
Net cash provided by operating activities	1,005	(284)	721

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(992)	272	(720)
Proceeds from sale of property and equipment	45	—	45
Net cash used in investing activities	(947)	272	(675)

FINANCING ACTIVITIES:
Issuance of common stock in public offering, net	39,888	—	39,888
Repayment of capital lease obligations and long-term debt	(821)	12	(809)
Net cash provided by financing activities	39,067	12	39,079

Net increase in cash and cash equivalents	39,125	—	39,125
Cash and cash equivalents at beginning of year	12,745	—	12,745
Cash and cash equivalents at end of period	$51,870	$—	$51,870

The effect of the restatement on the previously filed consolidated balance sheet as of December 31, 2017 is as follows:

	As of December 31, 2017
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$15,386	$(26)	$15,360
Accounts receivable	15,472	(765)	14,707
Finance receivables, net	5,517	(2,221)	3,296
Inventory, net	11,215	804	12,019
Prepaid expenses and other current assets	1,971	(361)	1,610
Total current assets	49,561	(2,569)	46,992

Non-current assets:
Finance receivables due after one year	11,215	513	11,728
Other assets	1,120	(662)	458
Property and equipment, net	12,622	(179)	12,443
Deferred income taxes	14,774	(14,774)	—
Intangibles, net	30,910	—	30,910
Goodwill	64,449	(46)	64,403
Total non-current assets	135,090	(15,148)	119,942

Total assets	$184,651	$(17,717)	$166,934

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$23,775	$133	$23,908
Accrued expenses	6,798	9,825	16,623
Capital lease obligations, current obligations under long-term debt, and collateralized borrowings	5,121	367	5,488
Income taxes payable	6	(6)	—
Deferred revenue	595	135	730
Deferred gain from sale-leaseback transactions	198	(198)	—
Total current liabilities	36,493	10,256	46,749

Long-term liabilities:
Revolving credit facility	10,000	—	10,000
Deferred income taxes	—	91	91
Capital lease obligations, long-term debt, and collateralized borrowings, less current portion	23,874	696	24,570
Accrued expenses, less current portion	65	—	65
Deferred gain from sale-leaseback transactions, less current portion	49	(49)	—
Total long-term liabilities	33,988	738	34,726

Total liabilities	$70,481	$10,994	$81,475
Commitments and contingencies
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $19,109 at December 31, 2017	—	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—	—
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $19,109 at December 31, 2017	3,138	(3,138)	—
Common stock, no par value, 640,000,000 shares authorized, 53,619,898 shares issued and outstanding at December 31, 2017	307,053	3,097	310,150
Accumulated deficit	(196,021)	(31,808)	(227,829)
Total shareholders’ equity	114,170	(31,849)	82,321
Total liabilities, convertible preferred stock and shareholders’ equity	$184,651	$(17,717)	$166,934

The effect of the restatement on the previously filed consolidated statement of operations for the three and six months ended December 31, 2017 is as follows:

	Three months ended December 31, 2017			Six months ended December 31, 2017
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Revenue:
License and transaction fees	$22,853	$661	$23,514	$42,797	$114	$42,911
Equipment sales	9,653	(1,635)	8,018	15,326	(1,446)	13,880
Total revenue	32,506	(974)	31,532	58,123	(1,332)	56,791

Costs of sales:
Cost of services	14,362	(6)	14,356	27,688	(85)	27,603
Cost of equipment	8,943	(939)	8,004	14,033	(198)	13,835
Total costs of sales	23,305	(945)	22,360	41,721	(283)	41,438
Gross profit	9,201	(29)	9,172	16,402	(1,049)	15,353

Operating expenses:
Selling, general and administrative	8,329	676	9,005	15,075	854	15,929
Integration and acquisition costs	3,335	—	3,335	4,097	—	4,097
Depreciation and amortization	737	—	737	982	—	982
Total operating expenses	12,401	676	13,077	20,154	854	21,008
Operating loss	(3,200)	(705)	(3,905)	(3,752)	(1,903)	(5,655)

Other income (expense):
Interest income	251	73	324	331	73	404
Interest expense	(494)	(276)	(770)	(703)	(540)	(1,243)
Total other expense, net	(243)	(203)	(446)	(372)	(467)	(839)

Loss before income taxes	(3,443)	(908)	(4,351)	(4,124)	(2,370)	(6,494)
(Provision) benefit for income taxes	(9,073)	9,230	157	(8,605)	8,734	129

Net loss	(12,516)	8,322	(4,194)	(12,729)	6,364	(6,365)
Preferred dividends	—	—	—	(334)	—	(334)
Net loss applicable to common shares	$(12,516)	$8,322	$(4,194)	$(13,063)	$6,364	$(6,699)
Net loss per common share
Basic	$(0.24)	$0.16	$(0.08)	$(0.26)	$0.13	$(0.13)
Diluted	$(0.24)	$0.16	$(0.08)	$(0.26)	$0.13	$(0.13)
Weighted average number of common shares outstanding
Basic	52,150,106	—	52,150,106	49,861,735	—	49,861,735
Diluted	52,150,106	—	52,150,106	49,861,735	—	49,861,735

The effect of the restatement on the previously filed consolidated statement of cash flows for the six months ended December 31, 2017 is as follows:

	Six months ended December 31, 2017
($ in thousands)	As Previously Reported	Adjustments	As Restated

OPERATING ACTIVITIES:
Net loss	$(12,729)	$6,364	$(6,365)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash stock-based compensation	1,356	(372)	984
(Gain) loss on disposal of property and equipment	(83)	3	(80)
Non-cash interest and amortization of debt discount	86	8	94
Bad debt expense	291	91	382
Provision for inventory reserve	—	1,091	1,091
Depreciation and amortization	3,476	(198)	3,278
Excess tax benefits	67	—	67
Deferred income taxes, net	8,537	(8,696)	(159)
Recognition of deferred gain from sale-leaseback transactions	(93)	93	—
Changes in operating assets and liabilities:
Accounts receivable	(5,290)	(42)	(5,332)
Finance receivables, net	7,958	(626)	7,332
Inventory, net	(5,822)	(1,793)	(7,615)
Prepaid expenses and other current assets	(606)	604	(2)
Accounts payable and accrued expenses	6,950	754	7,704
Deferred revenue	—	570	570
Income taxes payable	40	(80)	(40)
Net cash provided by operating activities	4,138	(2,229)	1,909

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(1,767)	33	(1,734)
Proceeds from sale of property and equipment	157	—	157
Cash paid for acquisitions, net of cash acquired	(65,181)	—	(65,181)
Net cash used in investing activities	(66,791)	33	(66,758)

FINANCING ACTIVITIES:
Proceeds from collateralized borrowing from the transfer of finance receivables	—	1,075	1,075
Payment of debt issuance costs	(445)	—	(445)
Proceeds from issuance of long-term debt	25,100	—	25,100
Proceeds from revolving credit facility	10,000	—	10,000
Issuance of common stock in public offering, net	39,888	—	39,888
Repayment of line of credit	(7,111)	—	(7,111)
Repayment of capital lease obligations and long-term debt	(2,138)	1,095	(1,043)
Net cash provided by financing activities	65,294	2,170	67,464

Net increase in cash and cash equivalents	2,641	(26)	2,615
Cash and cash equivalents at beginning of year	12,745	—	12,745
Cash and cash equivalents at end of period	$15,386	$(26)	$15,360

The effect of the restatement on the previously filed consolidated balance sheet as of March 31, 2018 is as follows:

	As of March 31, 2018
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$17,107	$(52)	$17,055
Accounts receivable	23,166	(3,723)	19,443
Finance receivables, net	3,904	(1,670)	2,234
Inventory, net	11,030	893	11,923
Prepaid expenses and other current assets	1,869	(591)	1,278
Total current assets	57,076	(5,143)	51,933

Non-current assets:
Finance receivables due after one year	9,679	191	9,870
Other assets	1,214	(800)	414
Property and equipment, net	12,198	45	12,243
Deferred income taxes	16,911	(16,911)	—
Intangibles, net	30,119	—	30,119
Goodwill	64,196	(47)	64,149
Total non-current assets	134,317	(17,522)	116,795

Total assets	$191,393	$(22,665)	$168,728

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$29,446	$128	$29,574
Accrued expenses	7,961	10,547	18,508
Capital lease obligations and current obligations under long-term debt	4,475	(5)	4,470
Deferred revenue	441	70	511
Deferred gain from sale-leaseback transactions	198	(198)	—
Total current liabilities	42,521	10,542	53,063

Long-term liabilities:
Revolving credit facility	10,000	—	10,000
Deferred income taxes	—	96	96
Capital lease obligations and long-term debt, less current portion	22,895	—	22,895
Accrued expenses, less current portion	66	—	66
Total long-term liabilities	32,961	96	33,057

Total liabilities	$75,482	$10,638	$86,120
Commitments and contingencies
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $19,443 at March 31, 2018	—	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—	—
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $19,443 at March 31, 2018	3,138	(3,138)	—
Common stock, no par value, 640,000,000 shares authorized, 53,666,718 shares issued and outstanding at March 31, 2018	307,634	2,888	310,522
Accumulated deficit	(194,861)	(36,191)	(231,052)
Total shareholders’ equity	115,911	(36,441)	79,470
Total liabilities, convertible preferred stock and shareholders’ equity	$191,393	$(22,665)	$168,728

The effect of the restatement on the previously filed consolidated statement of operations for the three and nine months ended March 31, 2018 is as follows:

	Three months ended March 31, 2018			Nine months ended March 31, 2018
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Revenue:
License and transaction fees	$27,020	$(1,639)	$25,381	$69,817	$(1,525)	$68,292
Equipment sales	8,812	(601)	8,211	24,138	(2,047)	22,091
Total revenue	35,832	(2,240)	33,592	93,955	(3,572)	90,383

Costs of sales:
Cost of services	16,012	25	16,037	43,700	(60)	43,640
Cost of equipment	7,876	(166)	7,710	21,909	(364)	21,545
Total costs of sales	23,888	(141)	23,747	65,609	(424)	65,185
Gross profit	11,944	(2,099)	9,845	28,346	(3,148)	25,198

Operating expenses:
Selling, general and administrative	9,572	57	9,629	24,647	911	25,558
Integration and acquisition costs	1,747	(70)	1,677	5,844	(70)	5,774
Depreciation and amortization	1,125	(20)	1,105	2,107	(20)	2,087
Total operating expenses	12,444	(33)	12,411	32,598	821	33,419
Operating loss	(500)	(2,066)	(2,566)	(4,252)	(3,969)	(8,221)

Other income (expense):
Interest income	134	92	226	465	165	630
Interest expense	(612)	(251)	(863)	(1,315)	(791)	(2,106)
Total other expense, net	(478)	(159)	(637)	(850)	(626)	(1,476)

Loss before income taxes	(978)	(2,225)	(3,203)	(5,102)	(4,595)	(9,697)
Benefit (provision) for income taxes	2,138	(2,158)	(20)	(6,467)	6,576	109

Net income (loss)	1,160	(4,383)	(3,223)	(11,569)	1,981	(9,588)
Preferred dividends	(334)	—	(334)	(668)	—	(668)
Net income (loss) applicable to common shares	$826	$(4,383)	$(3,557)	$(12,237)	$1,981	$(10,256)
Net income (loss) per common share
Basic	$0.02	$(0.09)	$(0.07)	$(0.24)	$0.04	$(0.20)
Diluted	$0.02	$(0.09)	$(0.07)	$(0.24)	$0.04	$(0.20)
Weighted average number of common shares outstanding
Basic	53,637,085	—	53,637,085	51,101,813	—	51,101,813
Diluted	54,234,566	(597,481)	53,637,085	51,101,813	—	51,101,813

The effect of the restatement on the previously filed consolidated statement of cash flows for the nine months ended March 31, 2018 is as follows:

	Nine months ended March 31, 2018
($ in thousands)	As Previously Reported	Adjustments	As Restated

OPERATING ACTIVITIES:
Net loss	$(11,569)	$1,981	$(9,588)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash stock-based compensation	2,005	(581)	1,424
(Gain) loss on disposal of property and equipment	(112)	13	(99)
Non-cash interest and amortization of debt discount	100	18	118
Bad debt expense	506	4	510
Provision for inventory reserve	—	1,361	1,361
Depreciation and amortization	5,858	(272)	5,586
Excess tax benefits	67	—	67
Deferred income taxes, net	6,400	(6,554)	(154)
Recognition of deferred gain from sale-leaseback transactions	(143)	143	—
Changes in operating assets and liabilities:
Accounts receivable	(12,972)	3,008	(9,964)
Finance receivables, net	11,114	(2,912)	8,202
Sale of finance receivables	—	2,051	2,051
Inventory, net	(5,624)	(2,153)	(7,777)
Prepaid expenses and other current assets	(564)	919	355
Accounts payable and accrued expenses	13,808	1,447	15,255
Deferred revenue	(185)	536	351
Income taxes payable	—	(30)	(30)
Net cash provided by operating activities	8,689	(1,021)	7,668

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(3,005)	(133)	(3,138)
Proceeds from sale of property and equipment	252	—	252
Cash paid for acquisitions, net of cash acquired	(65,181)	—	(65,181)
Net cash used in investing activities	(67,934)	(133)	(68,067)

FINANCING ACTIVITIES:
Proceeds from collateralized borrowing from the transfer of finance receivables	—	1,075	1,075
Cash used in retirement of common stock	(156)	—	(156)
Proceeds from exercise of common stock options	109	—	109
Payment of debt issuance costs	(445)	—	(445)
Proceeds from issuance of long-term debt	25,100	—	25,100
Proceeds from revolving credit facility	12,500	—	12,500
Repayment of revolving credit facility	(2,500)	—	(2,500)
Issuance of common stock in public offering, net	39,888	—	39,888
Repayment of line of credit	(7,111)	—	(7,111)
Repayment of capital lease obligations and long-term debt	(3,778)	27	(3,751)
Net cash provided by financing activities	63,607	1,102	64,709

Net increase in cash and cash equivalents	4,362	(52)	4,310
Cash and cash equivalents at beginning of year	12,745	—	12,745
Cash and cash equivalents at end of period	$17,107	$(52)	$17,055

The effect of the restatement on the previously filed consolidated balance sheet as of September 30, 2016 is as follows:

	As of September 30, 2016
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$18,198	$—	$18,198
Accounts receivable	5,840	(233)	5,607
Finance receivables, net	3,349	—	3,349
Inventory, net	4,264	(338)	3,926
Prepaid expenses and other current assets	1,439	(87)	1,352
Deferred income taxes	2,271	(2,271)	—
Total current assets	35,361	(2,929)	32,432

Non-current assets:
Finance receivables due after one year	3,962	—	3,962
Other assets	163	—	163
Property and equipment, net	9,570	2,866	12,436
Deferred income taxes	25,568	(25,568)	—
Intangibles, net	754	—	754
Goodwill	11,703	—	11,703
Total non-current assets	51,720	(22,702)	29,018

Total assets	$87,081	$(25,631)	$61,450

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$8,693	$17	$8,710
Accrued expenses	3,912	4,223	8,135
Line of credit, net	7,258	13	7,271
Capital lease obligations and current obligations under long-term debt	834	4,118	4,952
Income taxes payable	8	7	15
Deferred revenue	—	94	94
Deferred gain from sale-leaseback transactions	685	(685)	—
Total current liabilities	21,390	7,787	29,177

Long-term liabilities:
Deferred income tax	—	47	47
Capital lease obligations and long-term debt, less current portion	1,517	—	1,517
Accrued expenses, less current portion	11	—	11
Total long-term liabilities	1,528	47	1,575

Total liabilities	$22,918	$7,834	$30,752
Commitments and contingencies
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $18,442 at September 30, 2016	—	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—	—
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $18,442 at September 30, 2016	3,138	(3,138)	—
Common stock, no par value, 640,000,000 shares authorized, 40,295,425 shares issued and outstanding at September 30, 2016	244,996	—	244,996
Accumulated deficit	(183,971)	(33,465)	(217,436)
Total shareholders’ equity	64,163	(36,603)	27,560
Total liabilities, convertible preferred stock and shareholders’ equity	$87,081	$(25,631)	$61,450

The effect of the restatement on the previously filed consolidated statement of operations for the three months ended September 30, 2016 is as follows:

	Three months ended September 30, 2016
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated

Revenue:
License and transaction fees	$16,365	$(2)	$16,363
Equipment sales	5,223	(17)	5,206
Total revenue	21,588	(19)	21,569

Costs of sales:
Cost of services	11,243	(144)	11,099
Cost of equipment	4,178	(5)	4,173
Total costs of sales	15,421	(149)	15,272
Gross profit	6,167	130	6,297

Operating expenses:
Selling, general and administrative	6,909	563	7,472
Depreciation and amortization	208	—	208
Total operating expenses	7,117	563	7,680
Operating loss	(950)	(433)	(1,383)

Other income (expense):
Interest income	73	—	73
Interest expense	(212)	(335)	(547)
Change in fair value of warrant liabilities	(1,490)	—	(1,490)
Total other expense, net	(1,629)	(335)	(1,964)

Loss before income taxes	(2,579)	(768)	(3,347)
Benefit (provision) for income taxes	115	(138)	(23)

Net loss	(2,464)	(906)	(3,370)
Preferred dividends	(334)	—	(334)
Net loss applicable to common shares	$(2,798)	$(906)	$(3,704)
Net loss per common share
Basic	$(0.07)	$(0.03)	$(0.10)
Diluted	$(0.07)	$(0.03)	$(0.10)
Weighted average number of common shares outstanding
Basic	38,488,005	—	38,488,005
Diluted	38,488,005	—	38,488,005

The effect of the restatement on the previously filed consolidated statement of cash flows for the three months ended September 30, 2016 is as follows:

	Three months ended September 30, 2016
($ in thousands)	As Previously Reported	Adjustments	As Restated

OPERATING ACTIVITIES:
Net loss	$(2,464)	$(906)	$(3,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	211	—	211
Non-cash interest and amortization of debt discount	105	34	139
Bad debt expense	97	102	199
Provision for inventory reserve	—	248	248
Depreciation and amortization	1,301	302	1,603
Change in fair value of warrant liabilities	1,490	—	1,490
Deferred income taxes, net	(115)	130	15
Recognition of deferred gain from sale-leaseback transactions	(215)	215	—
Changes in operating assets and liabilities:
Accounts receivable	(1,038)	35	(1,003)
Finance receivables, net	(5)	—	(5)
Inventory, net	(2,223)	(490)	(2,713)
Prepaid expenses and other current assets	(224)	100	(124)
Accounts payable and accrued expenses	(3,175)	632	(2,543)
Deferred revenue	—	(59)	(59)
Income taxes payable	(10)	7	(3)
Net cash used in operating activities	(6,265)	350	(5,915)

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(810)	187	(623)
Net cash used in investing activities	(810)	187	(623)

FINANCING ACTIVITIES:
Cash used in retirement of common stock	(31)	—	(31)
Proceeds from exercise of common stock warrants	6,193	—	6,193
Repayment of capital lease obligations and long-term debt	(161)	(537)	(698)
Net cash provided by financing activities	6,001	(537)	5,464

Net decrease in cash and cash equivalents	(1,074)	—	(1,074)
Cash and cash equivalents at beginning of year	19,272	—	19,272
Cash and cash equivalents at end of period	$18,198	$—	$18,198

The effect of the restatement on the previously filed consolidated balance sheet as of December 31, 2016 is as follows:

	As of December 31, 2016
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$18,034	$—	$18,034
Accounts receivable	6,796	96	6,892
Finance receivables, net	1,442	—	1,442
Inventory, net	4,786	(348)	4,438
Prepaid expenses and other current assets	1,764	(87)	1,677
Deferred income taxes	2,271	(2,271)	—
Total current assets	35,093	(2,610)	32,483

Non-current assets:
Finance receivables due after one year	3,956	—	3,956
Other assets	145	(1)	144
Property and equipment, net	9,433	2,561	11,994
Deferred income taxes	25,568	(25,568)	—
Intangibles, net	711	—	711
Goodwill	11,492	—	11,492
Total non-current assets	51,305	(23,008)	28,297

Total assets	$86,398	$(25,618)	$60,780

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$9,090	$19	$9,109
Accrued expenses	2,912	4,629	7,541
Line of credit, net	7,078	13	7,091
Capital lease obligations and current obligations under long-term debt	766	3,565	4,331
Income taxes payable	6	15	21
Deferred revenue	—	478	478
Deferred gain from sale-leaseback transactions	470	(470)	—
Total current liabilities	20,322	8,249	28,571

Long-term liabilities:
Deferred income taxes	—	63	63
Capital lease obligations and long-term debt, less current portion	1,394	—	1,394
Accrued expenses, less current portion	52	—	52
Total long-term liabilities	1,446	63	1,509

Total liabilities	$21,768	$8,312	$30,080
Commitments and contingencies
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $18,442 at December 31, 2016	—	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—	—
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $18,442 at December 31, 2016	3,138	(3,138)	—
Common stock, no par value, 640,000,000 shares authorized, 40,321,941 shares issued and outstanding at December 31, 2016	245,230	—	245,230
Accumulated deficit	(183,738)	(33,930)	(217,668)
Total shareholders’ equity	64,630	(37,068)	27,562
Total liabilities, convertible preferred stock and shareholders’ equity	$86,398	$(25,618)	$60,780

The effect of the restatement on the previously filed consolidated statement of operations for the three and six months ended December 31, 2016 is as follows:

	Three months ended December 31, 2016			Six months ended December 31, 2016
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Revenue:
License and transaction fees	$16,639	$(2)	$16,637	$33,004	$(4)	$33,000
Equipment sales	5,117	33	5,150	10,340	16	10,356
Total revenue	21,756	31	21,787	43,344	12	43,356

Costs of sales:
Cost of services	11,389	(143)	11,246	22,632	(287)	22,345
Cost of equipment	4,033	63	4,096	8,211	58	8,269
Total costs of sales	15,422	(80)	15,342	30,843	(229)	30,614
Gross profit	6,334	111	6,445	12,501	241	12,742

Operating expenses:
Selling, general and administrative	5,793	236	6,029	12,702	799	13,501
Depreciation and amortization	307	—	307	515	—	515
Total operating expenses	6,100	236	6,336	13,217	799	14,016
Operating income (loss)	234	(125)	109	(716)	(558)	(1,274)

Other income (expense):
Interest income	200	—	200	273	—	273
Interest expense	(201)	(317)	(518)	(413)	(652)	(1,065)
Change in fair value of warrant liabilities	—	—	—	(1,490)	—	(1,490)
Total other expense, net	(1)	(317)	(318)	(1,630)	(652)	(2,282)

Income (loss) before income taxes	233	(442)	(209)	(2,346)	(1,210)	(3,556)
(Provision) benefit for income taxes	—	(23)	(23)	115	(161)	(46)

Net income (loss)	233	(465)	(232)	(2,231)	(1,371)	(3,602)
Preferred dividends	—	—	—	(334)	—	(334)
Net income (loss) applicable to common shares	$233	$(465)	$(232)	$(2,565)	$(1,371)	$(3,936)
Net income (loss) per common share
Basic	$0.01	$(0.02)	$(0.01)	$(0.07)	$(0.03)	$(0.10)
Diluted	$0.01	$(0.02)	$(0.01)	$(0.07)	$(0.03)	$(0.10)
Weighted average number of common shares outstanding
Basic	40,308,934	—	40,308,934	39,398,469	—	39,398,469
Diluted	40,730,712	(421,778)	40,308,934	39,398,469	—	39,398,469

The effect of the restatement on the previously filed consolidated statement of cash flows for the six months ended December 31, 2016 is as follows:

	Six months ended December 31, 2016
($ in thousands)	As Previously Reported	Adjustments	As Restated

OPERATING ACTIVITIES:
Net loss	$(2,231)	$(1,371)	$(3,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	445	—	445
(Gain) loss on disposal of property and equipment	(31)	(3)	(34)
Non-cash interest and amortization of debt discount	26	39	65
Bad debt expense	450	(119)	331
Provision for inventory reserve	—	480	480
Depreciation and amortization	2,564	600	3,164
Change in fair value of warrant liabilities	1,490	—	1,490
Deferred income taxes, net	(115)	145	30
Recognition of deferred gain from sale-leaseback transactions	(430)	430	—
Changes in operating assets and liabilities:
Accounts receivable	(2,347)	(71)	(2,418)
Finance receivables, net	2,119	—	2,119
Inventory, net	(2,689)	(714)	(3,403)
Prepaid expenses and other current assets	(542)	100	(442)
Accounts payable and accrued expenses	(3,840)	1,140	(2,700)
Deferred revenue	—	326	326
Income taxes payable	(12)	15	3
Net cash used in operating activities	(5,143)	997	(4,146)

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(1,944)	192	(1,752)
Proceeds from sale of property and equipment	61	—	61
Net cash used in investing activities	(1,883)	192	(1,691)

FINANCING ACTIVITIES:
Cash used in retirement of common stock	(31)	—	(31)
Proceeds from exercise of common stock warrants	6,193	—	6,193
Repayment of line of credit	—	(106)	(106)
Repayment of capital lease obligations and long-term debt	(374)	(1,083)	(1,457)
Net cash provided by financing activities	5,788	(1,189)	4,599

Net decrease in cash and cash equivalents	(1,238)	—	(1,238)
Cash and cash equivalents at beginning of year	19,272	—	19,272
Cash and cash equivalents at end of period	$18,034	$—	$18,034

The effect of the restatement on the previously filed consolidated balance sheet as of March 31, 2017 is as follows:

	As of March 31, 2017
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$17,780	$—	$17,780
Accounts receivable	6,734	(72)	6,662
Finance receivables, net	2,057	92	2,149
Inventory, net	4,147	(470)	3,677
Prepaid expenses and other current assets	1,628	(34)	1,594
Deferred income taxes	2,271	(2,271)	—
Total current assets	34,617	(2,755)	31,862

Non-current assets:
Finance receivables due after one year	7,548	—	7,548
Other assets	137	94	231
Property and equipment, net	9,173	2,168	11,341
Deferred income taxes	25,359	(25,359)	—
Intangibles, net	666	—	666
Goodwill	11,492	—	11,492
Total non-current assets	54,375	(23,097)	31,278

Total assets	$88,992	$(25,852)	$63,140

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$11,529	$290	$11,819
Accrued expenses	3,111	5,681	8,792
Line of credit, net	7,021	13	7,034
Capital lease obligations and current obligations under long-term debt	786	2,999	3,785
Income taxes payable	—	23	23
Deferred revenue	—	310	310
Deferred gain from sale-leaseback transactions	255	(255)	—
Total current liabilities	22,702	9,061	31,763

Long-term liabilities:
Deferred income taxes	—	78	78
Capital lease obligations and long-term debt, less current portion	1,239	—	1,239
Accrued expenses, less current portion	52	—	52
Total long-term liabilities	1,291	78	1,369

Total liabilities	$23,993	$9,139	$33,132
Commitments and contingencies
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $18,775 at March 31, 2017	—	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—	—
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $18,775 at March 31, 2017	3,138	(3,138)	—
Common stock, no par value, 640,000,000 shares authorized, 40,327,675 shares issued and outstanding at March 31, 2017	245,463	—	245,463
Accumulated deficit	(183,602)	(34,991)	(218,593)
Total shareholders’ equity	64,999	(38,129)	26,870
Total liabilities, convertible preferred stock and shareholders’ equity	$88,992	$(25,852)	$63,140

The effect of the restatement on the previously filed consolidated statement of operations for the three and nine months ended March 31, 2017 is as follows:

	Three months ended March 31, 2017			Nine months ended March 31, 2017
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Revenue:
License and transaction fees	$17,459	$(1)	$17,458	$50,463	$(5)	$50,458
Equipment sales	9,001	(158)	8,843	19,341	(142)	19,199
Total revenue	26,460	(159)	26,301	69,804	(147)	69,657

Costs of sales:
Cost of services	11,876	(143)	11,733	34,508	(430)	34,078
Cost of equipment	7,959	267	8,226	16,170	325	16,495
Total costs of sales	19,835	124	19,959	50,678	(105)	50,573
Gross profit	6,625	(283)	6,342	19,126	(42)	19,084

Operating expenses:
Selling, general and administrative	5,947	595	6,542	18,649	1,394	20,043
Depreciation and amortization	259	—	259	774	—	774
Total operating expenses	6,206	595	6,801	19,423	1,394	20,817
Operating income (loss)	419	(878)	(459)	(297)	(1,436)	(1,733)

Other income (expense):
Interest income	114	—	114	387	—	387
Interest expense	(188)	(369)	(557)	(601)	(1,021)	(1,622)
Change in fair value of warrant liabilities	—	—	—	(1,490)	—	(1,490)
Total other expense, net	(74)	(369)	(443)	(1,704)	(1,021)	(2,725)

Income (loss) before income taxes	345	(1,247)	(902)	(2,001)	(2,457)	(4,458)
(Provision) benefit for income taxes	(209)	186	(23)	(94)	25	(69)

Net income (loss)	136	(1,061)	(925)	(2,095)	(2,432)	(4,527)
Preferred dividends	(334)	—	(334)	(668)	—	(668)
Net loss applicable to common shares	$(198)	$(1,061)	$(1,259)	$(2,763)	$(2,432)	$(5,195)
Net loss per common share
Basic	$—	$(0.03)	$(0.03)	$(0.07)	$(0.06)	$(0.13)
Diluted	$—	$(0.03)	$(0.03)	$(0.07)	$(0.06)	$(0.13)
Weighted average number of common shares outstanding
Basic	40,327,697	—	40,327,697	39,703,690	—	39,703,690
Diluted	40,327,697	—	40,327,697	39,703,690	—	39,703,690

The effect of the restatement on the previously filed consolidated statement of cash flows for the nine months ended March 31, 2017 is as follows:

	Nine months ended March 31, 2017
($ in thousands)	As Previously Reported	Adjustments	As Restated

OPERATING ACTIVITIES:
Net loss	$(2,095)	$(2,432)	$(4,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	678	—	678
(Gain) loss on disposal of property and equipment	(59)	—	(59)
Non-cash interest and amortization of debt discount	98	—	98
Bad debt expense	577	(117)	460
Provision for inventory reserve	—	804	804
Depreciation and amortization	3,774	905	4,679
Change in fair value of warrant liabilities	1,490	—	1,490
Deferred income taxes, net	94	(48)	46
Recognition of deferred gain from sale-leaseback transactions	(646)	646	—
Changes in operating assets and liabilities:
Accounts receivable	(2,388)	72	(2,316)
Finance receivables, net	(2,113)	(67)	(2,180)
Inventory, net	(2,042)	(915)	(2,957)
Prepaid expenses and other current assets	(406)	(48)	(454)
Accounts payable and accrued expenses	(1,239)	2,501	1,262
Deferred revenue	—	157	157
Income taxes payable	(18)	22	4
Net cash used in operating activities	(4,295)	1,480	(2,815)

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(2,818)	282	(2,536)
Proceeds from sale of property and equipment	105	—	105
Net cash used in investing activities	(2,713)	282	(2,431)

FINANCING ACTIVITIES:
Cash used in retirement of common stock	(31)	—	(31)
Proceeds from exercise of common stock warrants	6,193	—	6,193
Payment of debt issuance costs	(90)	—	(90)
Repayment of line of credit	—	(106)	(106)
Repayment of capital lease obligations and long-term debt	(556)	(1,656)	(2,212)
Net cash provided by financing activities	5,516	(1,762)	3,754

Net decrease in cash and cash equivalents	(1,492)	—	(1,492)
Cash and cash equivalents at beginning of year	19,272	—	19,272
Cash and cash equivalents at end of period	$17,780	$—	$17,780

The effect of the restatement on the previously filed consolidated statement of operations for the three months ended June 30, 2017 is as follows:

	Three months ended June 30, 2017
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated

Revenue:
License and transaction fees	$18,679	$(3)	$18,676
Equipment sales	15,610	(2,507)	13,103
Total revenue	34,289	(2,510)	31,779

Costs of sales:
Cost of services	12,545	(103)	12,442
Cost of equipment	14,224	(864)	13,360
Total costs of sales	26,769	(967)	25,802
Gross profit	7,520	(1,543)	5,977

Operating expenses:
Selling, general and administrative	6,844	1,290	8,134
Depreciation and amortization	244	—	244
Total operating expenses	7,088	1,290	8,378
Operating income (loss)	432	(2,833)	(2,401)

Other income (expense):
Interest income	95	—	95
Interest expense	(291)	(315)	(606)
Total other expense, net	(196)	(315)	(511)

Income (loss) before income taxes	236	(3,148)	(2,912)
Benefit (provision) for income taxes	7	(33)	(26)

Net income (loss)	243	(3,181)	(2,938)
Preferred dividends	—	—	—
Net income (loss) applicable to common shares	$243	$(3,181)	$(2,938)
Net income (loss) per common share
Basic	$0.01	$(0.08)	$(0.07)
Diluted	$0.01	$(0.08)	$(0.07)
Weighted average number of common shares outstanding
Basic	40,331,993	—	40,331,993
Diluted	40,772,482	(440,489)	40,331,993
21. SUBSEQUENT EVENTS
On July 19, 2019, the Company entered into a lease for approximately 16,713 square feet of office space in Denver, Colorado. The lease is for a period of 89 months, and commenced on August 1, 2019. The Company's monthly base rent for the premises, which is payable from January 1, 2020, will initially be approximately $45 thousand, and will increase each year up to a maximum monthly base rent of approximately $53 thousand. The Company intends to consolidate its Portland and San Francisco office into this new office location.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures

(i)    Background.
Prior to filing of this Form 10-K, we have neither issued audited financial statements, nor filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q, since our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, respectively. Consequently, management previously had not evaluated the effectiveness of our disclosure controls and procedures since as of March 31, 2018 or our internal controls over financial reporting since as of June 30, 2017. As disclosed in our Current Report on Form 8-K filed on February 6, 2019, management’s and its independent auditor’s report on the effectiveness of internal control over financial reporting as of June 30, 2017 should no longer be relied upon.
As more fully explained in our Explanatory Note, the remedial measures undertaken in response to the Audit Committee’s investigation and the non-investigatory issues that were identified by current management and our independent auditor during the audit process, and the conclusions that our current management reached in its evaluations of the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of June 30, 2019, are described below.
Notwithstanding the material weaknesses described with this item 9A, our management, including our Chief Executive Officer and interim Chief Financial Officer, has concluded that the consolidated financial statements and related financial information included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States. Management’s belief is based on a number of factors, including, but not limited to:

•
The completion of the Audit Committee’s investigation and the substantial resources expended (including the use of external consultants) and the resulting adjustments we made to our previously issued financial statements, including the restatement of our fiscal year 2017 audited financial statements and our unaudited quarterly and year-to-date financial statements for September 30, 2017, December 31, 2017 and March 31, 2018;

•
The subsequent identification by management and our independent auditor during the audit process of non-investigatory issues, leading to the adjustment of our previously issued and non-issued financial statements, including the restatement of our fiscal year 2015 and 2016 selected financial data contained in Item 6 of this Form 10-K and our quarterly and year-to-date financial statements for September 30, 2016, December 31, 2016, and March 31, 2017;

•
Based on the actions described above, we have updated, and in some cases corrected, our accounting policies and have applied those to our previously issued financial statements and to our fiscal year 2018 and 2019 financial statements; and

•	Certain remedial actions we have undertaken to address the identified material weaknesses, as discussed below.

Audit Committee Investigation and Subsequent Restatement
On September 11, 2018, the Company announced that the Audit Committee with the assistance of independent legal and forensic accounting advisors, was in the process of conducting an internal investigation of current and prior period matters relating to certain of the Company’s contractual arrangements, including the accounting treatment, financial reporting and internal controls related to such arrangements. The Audit Committee’s investigation focused principally on certain customer transactions entered into by the Company during fiscal years 2017 and 2018. As a result of the investigation, the Audit Committee proposed certain adjustments to previously reported revenues related to fiscal quarters occurring during the 2017 and 2018 fiscal years of the Company.
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

The investigatory adjustments are further discussed in Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements, located in Item 8 of this Form 10-K.
Non-Investigatory Adjustments Identified During the Audit Process
During the audit process, financial reporting issues were identified by current management, including our new interim Chief Financial Officer (the “CFO”), and our new independent auditor, which were unrelated to the internal investigation and which resulted in further adjustments to the Company’s previously issued or prior fiscal years’ unissued financial statements. These issues were due to the lack of supporting evidence for various historical accounting reserves or accounting policies, failure to adequately and consistently complete the financial integration of Cantaloupe, and the inadequate performance of our internal controls during the 2019 fiscal year.
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
The non-investigatory adjustments are further discussed in Note 2, “Restatement of Consolidated Financial Statements” of the Notes to Consolidated Financial Statements, located in Item 8 of this Form 10-K.

(ii)	Evaluation of disclosure controls and procedures.
The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2019. Based on this evaluation, they conclude that because of the material weaknesses in our internal control over financial reporting discussed below, the disclosure controls and procedures were not effective as required under Rule 13a-15(e) under the Securities Exchange Act of 1934. Disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(iii)    Management’s report on internal control over financial reporting.
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process affected by the Company’s management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles in the United States.
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
The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission’s 2013 Internal Control-Integrated Framework. Based on its assessment, as well as factors identified during the Audit Committee investigation and subsequent audit process, management has concluded that that our internal control over financial reporting as of June 30, 2019 was not effective due to the existence of the material weaknesses in internal control over financial reporting described below.
BDO USA, LLP, the Company’s independent registered public accounting firm that audited our financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.

(iv)	Material Weaknesses Identified and Remedial Measures Implemented Based upon Audit Committee Investigation.
Based on the principal findings of the investigation conducted by the Audit Committee, management has concluded that it did not maintain an appropriate control environment, inclusive of structure and responsibility, and risk assessment and monitoring activities which led to revenue recognition, tonal concerns, and communication issues and which constituted the following material weaknesses:

A.
Pressure to achieve sales targets gave rise to the premature and/or inappropriate recognition of revenues and reporting of connections associated with certain of the examined transactions, typically occurring at or near the end of financial reporting periods;

B.
On multiple occasions, the Company’s finance function was not timely or fully apprised of the salient transaction terms in order to permit them to properly evaluate the accounting treatment of a given transaction;

C.
The Company’s internal controls failed and/or were not adequate to ensure that there was effective communication between the sales and finance functions of the Company so as to allow proper and timely evaluation of the accounting treatment of the examined transactions;

D.	Senior management did not timely or fully report certain employee complaints and concerns to the independent auditor and/or the Audit Committee; and

E.	Senior management did not timely or thoroughly investigate or effectively remediate certain employee complaints or concerns relating to compliance and/or financial reporting matters.
As previously reported, and as more fully described below, the Board determined to implement significant remedial measures to address the findings of the Audit Committee. The Company has substantially completed the implementation of the remedial measures as identified in the Audit Committee investigation, and believes that the implementation of these measures will effectively address the tonal issues identified by the internal investigation and provide for a sustained culture of compliance.

•	Enhancing the Company’s internal controls, particularly those relating to unusual or quarter end customer transactions and communication between the sales and finance departments.
The Company has implemented a new customer contract approval process which applies to each new customer order and focuses specifically on ensuring that any non-standard terms and conditions are fully considered prior to the transaction being approved. The process is designed to ensure that there is appropriate interaction/communication between the sales and finance teams. As part of this process, all new customer contracts are required to be routed by the sales team to the Company’s CFO for review and approval, including an accounting treatment analysis.
The Company intends to continue to enhance and improve its internal control environment as part of its Sarbanes-Oxley Act requirements and in conjunction with process changes being planned for fiscal year 2020.

•	Mandatory training for the sales department.
The Company has conducted a series of compliance outreach and training for its sales department which will continue into fiscal year 2020. These training sessions included a review of the new sales process described above and discussion and training relating to potential improper customer transactions identified by the internal investigation. These trainings also included a review of the Company’s Code of Business Conduct and Ethics (the “Code of Conduct”) and the Employee Complaints & Whistleblower Policy (the “Whistleblower Policy”).

•	Claw-back of any appropriate compensation under the Company’s incentive compensation plans.
In July 2019, the Board approved a new Incentive Compensation Clawback Policy (the “Clawback Policy”) that had been developed and recommended by the Compensation Committee. The Clawback Policy is effective as of July 1, 2019 and applies to any incentive compensation that may have been paid, settled or awarded to an executive officer thereafter under any Company policy, plan or program.
The Compensation Committee has determined that based upon the restated financial statements for the 2017 fiscal year, the awards paid or issued to the executive officers under the Company’s incentive compensation bonus plans for the 2017 fiscal year were in excess of what they would have been under the restated financial results. The Company’s Clawback Policy would not apply to these awards as the policy only applies to incentive compensation paid or issued to our executive officers prospectively since its adoption in July 2019. The March 27, 2019 settlement agreement between Michael Lawlor, our former Chief Services Officer, and the Company provides for the claw back by the Company of any overpayment made to Mr. Lawlor. Stephen Herbert, our Chief Executive Officer (“CEO”), has voluntarily agreed to the claw back of any overpayment.

•	Expanding the Company’s public disclosure regarding connections.
Management has expanded the definition of the Company’s connection count which, among other things, clarifies that the count reflects devices that may not be installed in a customer’s vending machine or which were previously installed but have subsequently become inactive.

•	Company-wide training about compliance matters, including with respect to employee complaints and concerns and enhancement of the customer contracting process.
The Company has conducted Company-wide training sessions which will continue into fiscal year 2020. These sessions focused on a number of areas related to sensitivity training/tonal concerns, including increased promotion and training around the Code of Conduct and the Whistleblower Policy, and a review of potential improper contractual arrangements identified by the internal investigation. The Company is in the process of designing and implementing a more formalized compliance program with the goal of sustaining a culture of compliance.

•	Considering appropriate employment actions relating to certain employees.
In January 2019, the Company implemented a senior leadership reorganization pursuant to which, among other things, the Company retained a new Chief Compliance Officer (“CCO”) and a new Chief Operating Officer (“COO”) and separated the employment of our former Chief Services Officer (“CSO”).

•	Enhancing the internal compliance and legal functions, and authorizing management to retain the appropriate individual or individuals.
As part of the senior leadership reorganization referred to above, we have retained a new CCO and a new COO, each of whom has enhanced the internal compliance function.
The Board has established a new standing Committee of the Board, the Compliance Committee, which has oversight responsibility for the Company’s compliance functions and for supervising the Company’s CCO. The Board has appointed Donald Layden, Ingrid Stafford and Joel Brooks as members of the new Compliance Committee.
As also discussed above, the Company has enhanced its internal control environment and redesigned its new contract approval process. This process includes coordination among the leadership team with representation from sales, finance, legal counsel, and others as appropriate.
Management has identified the need for an internal, management-led compliance committee which would assist the Company on an ongoing basis in understanding and promoting a wide range of both internal and regulatory compliance requirements. The internal committee will consist of a cross section of management, including both the CCO and legal counsel, and would meet at least quarterly.
The Company has enhanced its Whistleblower Policy by including our CCO in the investigation, documentation and resolution process.

•	During January 2019, the Board split the roles of Chairman and CEO.

•
The Board authorized the Nominating and Corporate Governance Committee to identify additional independent directors who had corporate governance or auditing experience, and in April 2019 appointed each of Donald Layden, Patricia Oelrich and Ingrid Stafford as independent directors.

(v)	Material Weaknesses Identified and Remedial Measures Implemented as a Result of Non-Investigatory Issues Identified During the Audit Process.
During the audit process, and subsequent to June 30, 2019, financial reporting and accounting policy issues were identified by current management, including our new interim CFO, and our new independent auditor, that were unrelated to the internal investigation. These issues resulted in material adjustments to our fiscal year 2015 through 2019 financial statements, including the restatement of the fiscal year 2015 and 2016 selected financial data contained in Item 6 of this Form 10-K, and the quarterly and year-to-date unaudited financial statements for September 30, 2016, December 31, 2016, and March 31, 2017 which are contained in Note 20, “Unaudited Quarterly Data”, of the Notes to our Consolidated Financial Statements, located in Item 8 of this Form 10-K.
We have identified the following material weaknesses in connection with the non-investigatory issues:
RISK ASSESSMENT, CONTROL ENVIRONMENT, AND MONITORING

A.
Management did not effectively design controls in response to the risks of material misstatement and specifically did not have an adequate process or appropriate business combination controls in place to prevent or detect material errors in the financial statements of Cantaloupe, our subsidiary acquired on November 9, 2017. There was not a full nor effective financial integration of Cantaloupe resulting in significant adjustments as follows:

•
Certain trade and finance receivables relating to customer leasing/rental contracts of Cantaloupe were double counted by the Company on the opening balance sheet, and the Company’s sales-type lease accounting policy was not consistently or accurately applied by the Company to these contracts subsequent to the date of the acquisition.

•
In several cases, current management reversed previously recorded revenue associated with certain incorrect customer transactions and recorded accruals for potential uncollectible amounts due from customers.

•
Management has now determined the correct original amount of finance receivables and the proper balance for this and the other assets and liabilities acquired by the Company in its acquisition of Cantaloupe.

•
Cantaloupe’s goodwill had been incorrectly calculated using the Company’s weighted average stock price for the period leading up to the closing of the transaction. Current management has determined that the stock should have been valued on the November 9, 2017 opening balance sheet using the sale price on the date of closing resulting in an increase of approximately $3.5 million to goodwill and equity.

We have concluded that we did not have appropriate financial reporting controls and processes in place to prevent or detect material errors in the financial statements of Cantaloupe on and subsequent to the acquisition, the financial integration of Cantaloupe was not adequately or consistently performed, and certain accounting practices were not implemented in order to conform to the Company’s existing accounting policies and generally accepted accounting principles in the United States.
We continue to strengthen our internal controls with respect to Cantaloupe, and continue to refine our processes, procedures and documentation pertaining to our approach to the on-going accounting for Cantaloupe.
CONTROL ENVIRONMENT AND CONTROL ACTIVITIES

B.
Management did not maintain an effective control environment including ensuring that required accounting methodologies, policies and supporting documentation were in place. This control deficiency led to a series of financial adjustments recently identified by both current management and the Company’s independent auditor related to fiscal years 2019, 2018 and 2017 and resulted in the requirement to restate previously issued financial statements.

•
The Company recorded an accrual for the payment of sales taxes in certain states for certain products which affected fiscal years 2016 through 2019 due to the failure to historically account for these matters.

•
The Company has determined to fully restore its income tax valuation allowance which resulted in a charge to the income statement and a corresponding reduction to retained earnings in fiscal year 2016 due to the lack of supporting evidence for its accounting position.

•
The Company has determined that the original accounting treatment of a 2014 fiscal year sale-leaseback transaction as an operating lease was incorrect, and should have been treated as a capital lease, and appropriate adjustments have been recorded during fiscal years 2015 through 2019.

•
Due to incorrect historical accounting treatment, the Company wrote off the outstanding inventory on the balance sheet relating to obsolete inventory during the 2015 through 2019 fiscal years which was returned to the Company by customers in exchange for new equipment as the Company did not have a history of collecting these items and the equipment was obsolete.

•
The Company had to revise its excess and obsolete inventory reserve analysis to conform with generally accepted accounting principles in the United States as the Company lacked supporting evidence for its historical reserve analysis.

•	The Company has reversed certain costs which were previously incorrectly capitalized and has now appropriately reclassified debt and preferred stock.

C.	Management did not perform all internal controls in a timely manner throughout the 2019 fiscal year.
Although key financial closing controls were performed, documented, and tested from April 1 through June 30, 2019, not all of the Company’s internal controls were performed adequately or consistently during the year. Management has concluded that the foregoing was attributable to several factors including the lack of finance leadership during this interim period, not retaining the Company’s third-party professional SOX testing consultant during this interim period, and significant management turnover.
We are committed to continuing to improve our internal control processes related to these non-investigatory matters and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address deficiencies or modify certain of the remediation measures described above. We expect that our remediation efforts, including design and implementation, will continue through fiscal year 2020, with the goal to fully remediate all remaining material weaknesses by fiscal year-end.

(vi)	Changes in internal control over financial reporting.
Other than the ongoing remediation efforts described above, there have been no changes during the quarter ended June 30, 2019 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
DIRECTORS AND EXECUTIVE OFFICERS
Our Directors and executive officers, on September 19, 2019, together with their ages and business backgrounds were as follows:

Name	Age	Position Held
Steven D. Barnhart (1)(2)	57	Director
Joel Brooks (3)(4)	60	Director
Glen E. Goold	48	Interim Chief Financial Officer
Stephen P. Herbert	56	Chief Executive Officer and Director
Donald W. Layden, Jr. (4)	61	Director
Matthew W. McConnell	50	Chief Operating Officer
Robert L. Metzger (1)(2)	51	Director
Albin F. Moschner	66	Chairman of the Board of Directors
James M. Pollock	45	Chief Compliance Officer
Patricia A. Oelrich (1)	65	Director
William J. Reilly, Jr. (2)(3)	71	Director
William J. Schoch (1)(3)	55	Director
Ingrid S. Stafford (4)	66	Director
_________________________________________

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of Nominating and Corporate Governance Committee

(4)	Member of Compliance Committee
Each member of the Board of Directors will hold office until the next annual shareholders’ meeting and until his or her successor has been elected and qualified.
Steven D. Barnhart was appointed to the Board of Directors in October 2009. Mr. Barnhart has been a member of our Audit Committee since December 2016 and a member of our Compensation Committee since April 2019. He previously served as a member of our Compensation Committee until December 2016 and as the Company’s lead independent director until January 2019. From January 2018 until September 2019, he served as the Chief Financial Officer of FTD Companies, Inc. Prior thereto, from September 2014 until November 2017, Mr. Barnhart served as the Senior Vice President and Chief Financial Officer for Bankrate, Inc. From August 2012 to June 2014, Mr. Barnhart served as the Senior Vice President and Chief Financial Officer of Sears Hometown and Outlet Stores, Inc. From January 2010 to June 2012, Mr. Barnhart served as the Senior Vice President and Chief Financial Officer of Bally Total Fitness. Mr. Barnhart was Chief Executive Officer and President of Orbitz Worldwide from 2007 to January 2009, after holding other executive positions since 2003, when he joined the company. Prior to Orbitz Worldwide, he worked for PepsiCo and the Pepsi Bottling Group from 1990 to 2003, where he was Finance Director for the Southeast Business Unit of the Pepsi Bottling Group and held various finance and strategy roles at PepsiCo. Mr. Barnhart received a Bachelor of Arts degree in Economics in 1984 from the College of the University of Chicago and a Master of Business Administration in 1988 from the University of Chicago-Booth School of Business. Mr. Barnhart served on the Board of Directors of Orbitz Worldwide from 2007 to January 2009. We believe Mr. Barnhart’s extensive executive experience and leadership skills, and prior public board experience provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.
Joel Brooks joined the Board of Directors of the Company in March 2007. Mr. Brooks has been a member of our Nominating and Corporate Governance Committee since February 2018, has been a member of the Compliance Committee since April 2019. He previously served on our Audit Committee from March 2007 until December 2016, and served as Chair of our Audit Committee since October 2009. Since May 2015, Mr. Brooks has served as the Vice President, Finance, for MeiraGTx Holdings plc. From December 2000 until May 2015, Mr. Brooks served as the Chief Financial Officer, Treasurer and Secretary of Sevion Therapeutics,

Inc. (formerly Senesco Technologies, Inc.), a biotechnology company whose shares are traded on the OTCQB. From September 1998 until November 2000, Mr. Brooks was the Chief Financial Officer of Blades Board and Skate, LLC, a retail establishment specializing in the action sports industry. Mr. Brooks was Chief Financial Officer from 1997 until 1998 and Controller from 1994 until 1997 of Cable and Company Worldwide, Inc. He also held the position of Controller at USA Detergents, Inc. from 1992 until 1994, and held various positions at several public accounting firms from 1983 through 1992. Mr. Brooks received his Bachelor of Science degree in Commerce with a major in Accounting from Rider University in February 1983. We believe Mr. Brooks’ extensive accounting and finance background, and his executive experience at Sevion Therapeutics, Inc. provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.
Glen E. Goold has been our Interim Chief Financial Officer since January 2019. He has been serving as a consultant to the Company since October 2018. Mr. Goold was the Chief Financial Officer of Sutron Corporation (“Sutron”) from March 2014 until February 2018. Sutron had been a public company (Nasdaq:STRN) prior to its acquisition by Danaher Corporation (NYSE:DHR) in July 2015. As Chief Financial Officer of Sutron, Mr. Goold was responsible for the accounting, financial reporting, human resources, investor relations and regulatory compliance functions of the organization. Prior to that, Mr. Goold was the interim Chief Financial Officer of Sutron from October 2013 to March 2014, and Assistant Chief Financial Officer and Director of Finance of Sutron from November 2012 to October 2013. From 2005 to 2012, Mr. Goold was the Associate Vice President of Fund Management at The Carlyle Group, a private equity firm. Prior to that, Mr. Goold was a Tax Manager at the accounting firm of Ernst & Young LLP from 1999 to 2005, and was a Tax Consultant at the firm from 1997 to 1999. Mr. Goold is a Certified Public Accountant.
Stephen P. Herbert has been our Chief Executive Officer since November 30, 2011, and served as our Chairman of the Board from November 30, 2011 until January 13, 2019. He was elected a director in April 1996, and joined the Company on a full-time basis on May 6, 1996 as Executive Vice President. During August 1999, Mr. Herbert was appointed President and Chief Operating Officer of the Company. On October 5, 2011, Mr. Herbert was appointed as interim Chief Executive Officer and Chairman, and on November 30, 2011, he was appointed as the Chairman of the Board of Directors and Chief Executive Officer of the Company. Prior to joining us and since 1986, Mr. Herbert had been employed by Pepsi-Cola, the beverage division of PepsiCo, Inc. From 1994 to April 1996, Mr. Herbert was a Manager of Market Strategy at Pepsi-Cola. In such position, he was responsible for directing development of market strategy for the vending channel, and subsequently, the supermarket channel for Pepsi-Cola in North America. Prior thereto, Mr. Herbert held various sales and management positions with Pepsi-Cola. Mr. Herbert graduated with a Bachelor of Science degree from Louisiana State University. We believe Mr. Herbert’s position as the President and Chief Operating Officer of our Company until October 5, 2011 and as Chairman and Chief Executive Officer of the Company thereafter, his intimate knowledge and experience with all aspects of our Company, and his extensive vending experience at PepsiCo before joining our Company provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.
Donald W. Layden, Jr. joined the Board of Directors of the Company in April 2019. Mr. Layden has served as the Chair of the Compliance Committee since April 2019. He is a Venture Partner at Baird Venture Partners, which he joined in December 2011. Since October 2009, he has been an of-counsel partner of Quarles & Brady LLP, where he practices corporate law. Mr. Layden served on the Board of Directors of Firstsource Solutions Limited (NSE:FSL), a public company traded on the National Stock Exchange of India from April 2006 until March 2019. Mr. Layden served as an independent director of Online Resources Corporation (NASDAQ:ORCC) from May 2010 to March 2013, when it was sold to ACI Worldwide, Inc. From November 2009 to November 2011, Mr. Layden served as an Adviser of Warburg Pincus LLC in the Technology, Media and Telecommunications group. From October 2004 to October 2009, Mr. Layden held various positions at Metavante Technologies, Inc. (NYSE:MV), including as President of the International Group, and as Senior Executive Vice President of Corporate Development and Strategy, Corporate Secretary and General Counsel. Prior to that, he served at NuEdge Systems LLC as Chief Operating Officer from 2000 to 2002 and as President from 2002 until 2004, when it was purchased by Metavante Technologies, Inc. Prior to that, Mr. Layden held senior management positions with Marshall & Ilsley Corporation (NYSE:MI) from October 1994 until December 1998. Mr. Layden holds a Juris Doctor with honors from Marquette University Law School and a Bachelor of Arts in Economics and Political Science from Marquette University. We believe Mr. Layden’s extensive executive experience and leadership skills, and prior public board experience provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.
Matthew W. McConnell was appointed as the Chief Operating Officer of the Company on May 22, 2019. From June 2012 to January 2018, Mr. McConnell had been employed by Comcast NBCUniversal as Senior Vice President and General Manager where he was responsible for operating Comcast Technology Solutions, a global division of Comcast Cable, which provides B2B products and services to the marketplace. From April 2009 to May 2011, Mr. McConnell was the President, Chief Executive Officer, and was a founder, of Troppus Software Corporation (“Troppus”), a SaaS business providing customer care and technical support software and services to the multiple-systems operator and telecommunications marketplace. Troppus was sold to EchoStar Corporation (NASDAQ: SATS) in 2011. From June 2008 through December 2008, he was Executive Vice President, Corporate Strategy and Business Development for NextAction Corporation, and from December 2006 through February 2008, he served in various capacities for Level 3 Communications, Inc., including as Senior Vice President, Offer Management, Content Markets Group. From May 2000 through October 2006, Mr. McConnell held various positions with America Online, Inc., including Vice

President, Business Affairs and Corporate Development. Since November 2011, Mr. McConnell has been an adjunct professor at the University of Denver where he teaches graduate level courses in ethics and leadership as well as technology strategy and management. Matt serves as Vice-Chairman of the Board for Junior Achievement Rocky Mountain, and has received both the prestigious Silver and Bronze Leadership Awards from Junior Achievement USA.  Matt holds a BS cum laude in Finance and Management Information Systems from Boston College and an MBA from the Colgate Darden Graduate School of Business Administration at the University of Virginia.
Robert L. Metzger joined the Board of Directors of the Company in March 2016. Mr. Metzger has been the Chair of our Audit Committee since December 2016, and is a member of the Compensation Committee. He is a Clinical Assistant Professor of Finance at the University of Illinois Urbana-Champaign Geis College of Business, has served as the Director of the Investment Banking Academy since August 2015, and as the Director of Honors Programs since January 2016. He serves as a member of the Board of Directors and an Audit Committee member of South Mountain Merger Corp., a special purpose acquisition corporation founded in 2019. He served as a member of the Audit Committee and the Board of Directors of WageWorks, Inc. from February 2016 until August 2019, and as a member of the Audit Committee and Board of Directors of JetPay Corporation from November 2017 to December 2018. Mr. Metzger was a Partner at William Blair & Company, L.L.C. from January 2005 to December 2015 after joining the firm in 1999, and since January 2016, he has been employed as a Senior Director at the firm. He served as the head of the Technology group between January 2011 and January 2015 and of the Financial Services Investment Banking Group between April 2007 and December 2015. He also acted as Chairman of the firm’s Audit Committee from January 2013 to December 2015. Prior to joining William Blair & Company, L.L.C., he worked in the Investment Banking Division of ABN AMRO Incorporated from 1997 to 1999, in the Financial Institutions Group at A.T. Kearney, Inc. from 1995 to 1997, and in Audit and Audit Advisory Services at Price Waterhouse from 1990 to 1994. Mr. Metzger graduated with a Masters in Business Administration with concentrations in Finance and Strategy in 1995 from Northwestern University’s Kellogg School of Management and a Bachelor of Science degree in Accountancy in 1989 from the University of Illinois at Urbana-Champaign. We believe that Mr. Metzger’s finance and accounting background, his experience with public companies and capital markets, and experience in the financial technology and payments space provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.
Albin F. Moschner joined the Board of Directors of the Company in April 2012 and became Chairman of the Board in January 2019. He was the Chair of our Compensation Committee until January 2019 and was a member of our Audit Committee from June 2014 until June 2016. Mr. Moschner is a principal at Northcroft Partners, LLC. He has been serving on the Board of The Nuveen Funds since July 2016. He also served on the Board of Wintrust Financial Corporation from 1994 until June 2016. Previously, he served at Leap Wireless International, Inc. as the Chief Operating Officer from July 2008 to February 2011 and as Chief Marketing Officer from August 2004 to June 2008. Prior to joining Leap Wireless, Mr. Moschner served as President of the Verizon Card Services division of Verizon Communications, Inc. From January 1999 to December 2000, Mr. Moschner was President of One Point Services at One Point Communications. Mr. Moschner served at Zenith Electronics Corporation as President and Chief Executive Officer from 1995 to 1996 and as President, Chief Operating Officer and Director from 1994 to 1995. Mr. Moschner has also served in various managerial capacities at Tricord Systems, Inc. and International Business Machines Corp. Mr. Moschner holds a Bachelor of Engineering in Electrical Engineering from The City College of New York, awarded in 1974, and a Master’s degree in Electrical Engineering awarded by Syracuse University in 1979. We believe that Mr. Moschner’s marketing, manufacturing and wireless industry experience and long standing prior public board experience provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.
Patricia A. Oelrich joined the Board of Directors of the Company in April 2019. She has been a member of the Audit Committee since April 2019. Since December 2014, Ms. Oelrich has been serving on the Board of the Office of Finance of the Federal Home Loan Banks, where she is the chair of the Audit Committee and member of the Risk Committee. From May 2010 to April 2016, Ms. Oelrich served on the Board of Directors of Pepco Holdings, Inc. (NYSE:POM), where she was the chair of the Audit Committee and member of the Nominating/Governance Committee before its sale to Exelon Corporation (NYSE:EXC). From 2001 to 2009, Ms. Oelrich was the Vice President, Global IT Risk Management at GlaxoSmithKline PLC (NYSE:GSK). From 1995 to 2000, Ms. Oelrich was the Vice President of Internal Audit at SmithKline Beecham prior to its merger with GlaxoWellcome. Prior to that, Ms. Oelrich was a partner at Ernst & Young LLP. She is also a member of the Board of Directors at the Association of Audit Committee Members, Inc. and an advisory board member for the Raj and Kamala Gupta Governance Institute at Drexel University. Ms. Oelrich is a Certified Public Accountant, a Certified Information Systems Auditor and a Governance Fellow of the National Association of Corporate Directors. Ms. Oelrich holds a bachelor’s degree in Business Accounting and Information Systems from Western Illinois University and a Master of Arts and PhD in Human and Organizational Systems from Fielding Graduate University. We believe Ms. Oelrich’s prior experience in risk management, and public board and audit committee experience provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.
James M. Pollock was appointed as our Chief Compliance Officer as of April 15, 2019. Mr. Pollock had been employed by PricewaterhouseCoopers LLP (“PwC”) as a Director within the Risk Assurance practice from July 2010. Prior to that, Mr. Pollock had served in various capacities at PwC since July 1998, providing risk-based internal audit and other advisory services, performing SOX engagements, and addressing strategic and operational risk areas for global clients representing a wide range of industries. Prior to joining PwC, Mr. Pollock was an associate manager within the Controller's division at AT&T Inc. (NYSE:T) from June 1996, where he was responsible for cost center variance analysis and the general summation of financial results prior to consolidation. Mr. Pollock is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants, the Pennsylvania Institute of Certified Public Accountants, and the Philadelphia chapter of the Institute of Internal Auditors.
William J. Reilly, Jr., joined the Board of Directors of the Company in July 2012. He is a member of our Nominating and Corporate Governance Committee, has been a member of our Compensation Committee since December 2016 (and Chair since January 2019), and was a member of our Audit Committee from July 2012 until December 2016. He has been an independent consultant since January 2011. From September 2004 until November 2010, Mr. Reilly was President and Chief Executive Officer of Realtime Media, Inc., an interactive promotional marketing firm serving the pharmaceutical and consumer packaged goods markets. Following the sale of Realtime Media, Inc. in November 2010, Mr. Reilly was retained as a consultant until January 2011. From September 2002 to September 2004, Mr. Reilly was a principal at Chesterbrook Growth Partners, independent consultants to the private equity community. Between 1989 and 2002, Mr. Reilly served at various positions at Checkpoint Systems Inc., a multinational manufacturer and marketer of products and services for automatic identification, retail security, pricing and brand promotion, including as Chief Operating Officer, Executive Vice President, Senior Vice President of the Americas and Pacific Rim and Vice President of Sales. Prior to that, Mr. Reilly held national and sales management positions at companies in the medical electronics and telecommunications industries, including Minolta Corporation, Megatech Pty. Ltd. and Multitone Electronics PLC. He also served on the Board of Veramark Technologies, Inc., a telecommunications software firm, from June 1997 to May 2008. Mr. Reilly graduated from Mount St. Mary’s University with a Bachelor of Science degree in Psychology in 1970. We believe that Mr. Reilly’s executive, business development and international experience provide the requisite qualifications, skills, perspectives and experiences to serve on our Board of Directors.
William J. Schoch joined the Board of Directors of the Company in July 2012. He is the Chair of our Nominating and Corporate Governance Committee and has been a member of our Audit Committee since December 2016. Mr. Schoch is the President and Chief Executive Officer of Western Payments Alliance, a non-profit payments association and has served in that capacity since March 2008. He serves on the Boards of Western Payments Alliance and WesPay Advisors, a payments consultancy and subsidiary of Western Payments Alliance. He is a current director of NACHA - The Electronic Payments Association and previously served on the Steering committee of NACHA’s Payments Innovation Alliance and the Federal Reserve’s Faster Payments Task Force. From 1997 to 2008, Mr. Schoch worked at Visa International where, as the Vice President of Emerging Market Initiatives, he was responsible for the global market development of the Visa Original Credit Transaction (OCT). Prior to that, Mr. Schoch served as a Vice President at Citibank, N.A. from 1989 until 1997 and as an Associate Director at NACHA from 1986 until 1989. Mr. Schoch obtained a Bachelor of Arts degree in 1986 from Indiana University of Pennsylvania with a major in Public Policy and a minor in Economics. We believe that Mr. Schoch’s experience and familiarity with the electronic payments industry and his leadership experience provide the requisite qualifications, skills, perspectives and experiences to serve on our Board of Directors.
Ingrid S. Stafford joined the Board of Directors of the Company in April 2019. Ms. Stafford has been a member of the Compliance Committee since April 2019. She retired from her role at Northwestern University in August 2019. She was a Senior Advisor to the Senior Vice President for Business and Finance at Northwestern University from September 2018 until August 2019 and the Vice President for Financial Operations and Treasurer from 2014 to 2018, and held other progressively responsible financial leadership positions since 1977. Additionally, she has been a member of the Board of Directors of Wintrust Financial Corporation (NASDAQ:WTFC) from May 1998, and has served as chair of the Audit Committee since 2008, and is also a member of the Risk Management Committee, the Executive Committee, and the Information Technology/Information Security Committee. Ms. Stafford has been a trustee of the Evanston Alternative Opportunity Funds, an SEC registered fund advised by Evanston Capital Management since February 2014, where she is chair of the Audit Committee and a member of the Fund Valuation Committee. From 1993 to 2006, Ms. Stafford was a member of the Board of Directors of Wittenberg University, where she was the Chair of the Board from 2001 to 2005 and has been an Emeritus Board member from 2006. Ms. Stafford holds a Bachelor of Arts in Economics and Political Science from Wittenberg University, a Master of Applied Economics from University of Michigan, and a Master of Management in Finance, Accounting and Education Management from J.L. Kellogg Graduate School of Management, Northwestern University. We believe Ms. Stafford’s extensive executive experience in financial operations, and prior public board experience provide the requisite qualifications, skills, perspectives, and experiences to serve on our Board of Directors.
AUDIT COMMITTEE FINANCIAL EXPERT
The Board of Directors has a standing Audit Committee presently consisting of each of Mr. Metzger (Chair), Ms. Oelrich, and Messrs. Barnhart and Schoch. The Company’s Board of Directors has determined that each of Ms. Oelrich and Mr. Barnhart is an “audit committee financial expert” under Securities and Exchange Commission rules, and has met the additional independence criteria required for Audit Committee membership under applicable NASDAQ listing standards.

CODE OF BUSINESS CONDUCT AND ETHICS
Our Board has adopted a Code of Ethics, which applies to all executive officers, directors and employees of the Company, including our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Compliance Officer. A copy of our Code of Business Conduct and Ethics is accessible on the Company’s website, www.usatech.com.
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
DELINQUENT SECTION 16(A) REPORTS
Section 16(a) of the Exchange Act requires each of our directors and executive officers, and each beneficial owner of more than 10% of the Company’s Common Stock, to file with the Securities and Exchange Commission an initial report on Form 3 of the person’s beneficial ownership of our equity securities and subsequent reports on Form 4 regarding changes in ownership. On the basis of reports of our directors and executive officers, and except as provided in the next paragraph, we believe that each person subject to the filing requirements with respect to us satisfied all required filing requirements during the 2018 and 2019 fiscal years.
Each of Ms. Singh, Mr. Barnhart and Mr. Moschner filed one late Form 4, and Mr. Herbert filed two late Form 4s, during the 2018 fiscal year.
Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS
The following Compensation Discussion and Analysis (“CD&A”) provides information regarding our executive compensation philosophy, the elements of our executive compensation program, and the factors that were considered in the compensation actions and decisions for our named executive officers during the 2018 and 2019 fiscal years. The CD&A should be read together with the compensation tables and related disclosures set forth elsewhere in the Form 10-K.
While this CD&A and the compensation tables and related disclosures provide information for each of the 2018 and 2019 fiscal years, as discussed elsewhere in this Form 10-K, given the circumstances we faced during the 2019 fiscal year, we did not award any incentive compensation for, or award any discretionary bonuses to, our executive officers other than discretionary bonuses awarded to our new executive officers.
Named Executive Officers
During the 2018 fiscal year, our named executive officers (collectively, the “fiscal year 2018 named executive officers”) were as follows: Stephen P. Herbert - Chairman and Chief Executive Officer; Priyanka Singh - our then Chief Financial Officer; Michael Lawlor - our then Chief Services Officer; Anant Agrawal - Executive Vice-President, Corporate Development; and Mandeep Arora - our former Chief Product Officer who resigned on April 16, 2018. Messrs. Agrawal and Arora joined the Company at the time of the acquisition of Cantaloupe by the Company on November 9, 2017 and had been founders of Cantaloupe.
During the 2019 fiscal year, our named executive officers (collectively, the “fiscal year 2019 named executive officers”) were as follows: Stephen P. Herbert - our Chief Executive Officer; Glen Goold - our interim Chief Financial Officer as of January 24, 2019; Matthew McConnell - our Chief Operating Officer as of May 22, 2019; James Pollock - our Chief Compliance Officer as of April 15, 2019; Anant Agrawal - our Executive Vice President, Corporate Development; Michael Lawlor - our former Chief Services Officer who resigned on March 22, 2019; and Priyanka Singh - our former Chief Financial Officer who resigned on January 7, 2019.
Overview
Investigation and Restatement
As discussed elsewhere in this Form 10-K, on September 11, 2018, the Company announced that the Audit Committee with the assistance of independent legal and forensic accounting advisors, was in the process of conducting an internal investigation of current and prior period matters relating to certain of the Company’s contractual arrangements, including the accounting treatment, financial reporting and internal controls related to such arrangements. The Audit Committee’s investigation focused principally on certain customer transactions entered into by the Company during fiscal years 2017 and 2018.

On January 14, 2019, the Company reported that the Audit Committee’s internal investigation was substantially completed and described the principal findings of the internal investigation and the remedial actions to be implemented by the Company as a result of the internal investigation. These remedial actions included the retention of a Chief Compliance Officer and a Chief Operating Officer which were newly created positions, and the separation of our CSO from the Company.
On February 4, 2019, the Board of Directors of the Company, upon the recommendation of the Audit Committee, and based upon the adjustments to previously reported revenues proposed by the Audit Committee, determined that the following financial statements previously issued by the Company should no longer be relied upon: (1) the audited consolidated financial statements for the fiscal year ended June 30, 2017; and (2) the quarterly and year-to-date unaudited consolidated financial statements for September 30, 2017, December 31, 2017, and March 31, 2018. The Company also reported that related press releases, earnings releases, management’s report on the effectiveness of internal control over financial reporting as of June 30, 2017, and investor communications describing the Company’s financial statements for these periods should no longer be relied upon. During the audit process, significant financial reporting issues were identified by current management which were unrelated to the internal investigation and which resulted in further adjustments to the Company’s previously issued or prior fiscal years’ unissued financial statements, including those for the 2017 fiscal year. For more information regarding the restatement, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Note 2, “Restatement of Consolidated Financial Statements”; and Note 20, “Unaudited Quarterly Data” of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.
During the Audit Committee’s investigation and the subsequent restatement and audit process, we were delayed in filing our periodic reports with the SEC, including our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. As a result, we did not file a Compensation Discussion and Analysis or any other compensation-related information contemplated by Item 402 of Regulation S-K for our fiscal year 2018 actions and decisions. Consequently, those actions and decisions are included as part of the CD&A, together with our actions and decisions for the 2019 fiscal year.
Executive Officer Changes During Fiscal Year 2019
On January 7, 2019, our then Chief Financial Officer, Priyanka Singh, resigned and, on January 24, 2019, we appointed Glen Goold as our interim Chief Financial Officer. On January 13, 2019, Michael Lawlor ceased serving as Chief Services Officer, and he resigned as an employee as of March 22, 2019. On April 15, 2019, we appointed James Pollock as our new Chief Compliance Officer. On May 22, 2019 we appointed Matthew McConnell as our new Chief Operating Officer.
Compensation Committee Composition During Fiscal Years 2018 and 2019
During the 2018 fiscal year our Compensation Committee consisted of Messrs. Moschner and Reilly. Effective January 13, 2019, and at the time he became our non-executive Chairman, Mr. Moschner ceased serving as a member of the Committee, Mr. Reilly became Chairman, and Mr. Metzger became a member of the Committee. On April 8, 2019, Mr. Barnhart became a member of the Committee. The Committee is currently composed of Messrs. Reilly, Metzger, and Barnhart.
Our Compensation Philosophy
The Compensation Committee is responsible for annually reviewing and recommending to the Board for approval the corporate goals and objectives relevant to the compensation of the executive officers of the Company, evaluating the executive officers’ performance in light of those goals and objectives, and recommending for approval to the Board the executive officers’ compensation levels based on this evaluation. During the 2018 and 2019 fiscal years, the Chief Executive Officer assisted the Compensation Committee in establishing the compensation of our other executive officers. The compensation of Mr. Agrawal (who is not an executive officer) was determined by our Chief Executive Officer with input from the Compensation Committee. At the time of the acquisition of Cantaloupe, and as a condition thereof, the Company and each of Messrs. Agrawal and Arora entered into an employment agreement which set forth his respective compensation arrangements. Our Chief Executive Officer regularly provides information to the Compensation Committee. The Chief Executive Officer is not present during voting or deliberations on his compensation. The Compensation Committee utilized an independent compensation consultant, Willis Towers Watson, in order to assist the Committee in making appropriate recommendations regarding our executive officers’ compensation for the 2018 fiscal year and the 2019 fiscal year.
We have developed a compensation policy that is designed to attract and retain key executives responsible for our success and motivate management to enhance long-term shareholder value. The Compensation Committee believes that compensation of the Company’s executive officers should encourage creation of shareholder value and achievement of strategic corporate objectives, and the Committee seeks to align the interests of the Company’s shareholders and management by integrating compensation with the Company’s annual and long-term corporate and financial objectives. The Compensation Committee also seeks to tie a significant portion of each executive officer’s compensation to key operational and financial goals and performance.
We have also historically designed and implemented our compensation package in order to be competitive with other companies in our peer group, as compiled by our compensation consultant, and to motivate and retain our executive officers. Our compensation package also takes into account individual responsibilities and performance.
Certain elements of our compensation reflect different compensation objectives. For example, as base salaries are generally fixed in advance of the year in which the compensation will be earned, the Committee believes that it is appropriate to determine base salaries with a focus on similarly situated officers at comparable peer group companies, while also having them reflect the officer’s performance. On the other hand, annual incentive bonuses and long-term incentives are better able to reflect the Company’s performance, as measured by total number of connections, total revenues, non-GAAP net income, adjusted EBIDTA, and cash generated from operations. In addition, annual incentive bonuses and long-term incentive awards, including the performance goals upon which they are based, help us to achieve our goal of retaining executives, and motivating executive officers to increase shareholder value. In addition, we may also award discretionary annual bonuses to our executive officers in appropriate circumstances, including bonuses contingent on continued employment with the Company. The other elements of compensation reflect the Committee’s and the Board’s philosophy that personal benefits, including retirement and health benefits, should be available to all employees on a non-discriminatory basis.
Our Executive Compensation Practices

Our compensation program for our executive officers features many commonly used “best practices” including:

•
Pay-for-performance. A substantial part of our executive officers’ pay has been, in our view, performance-based. For the 2018 fiscal year, our Chief Executive Officer had approximately 68% of his total target compensation tied to performance, while our former Chief Financial Officer, former Chief Services Officer, and former Chief Product Officer had approximately 59%, 58%, and 67%, respectively, of their total target compensation tied to performance. For the 2018 fiscal year, Mr. Agrawal (who is not an executive officer) had approximately 52% of his total target compensation tied to performance. Due to the circumstances present during the 2019 fiscal year, we did not establish any incentive compensation plans or award any discretionary bonuses to our executive officers other than discretionary bonuses awarded to our new executive officers.

•
Stretch performance goals. Our performance target goals under our Fiscal Year 2018 Short-Term Incentive Plan (the “2018 STI Plan”) and Fiscal Year 2018 Long-Term Incentive Performance Share Plan (the “2018 LTI Stock Plan”) are designed to stretch individual and organizational performance in order to receive target payouts.

•	Capped payouts under incentive plans. Both our long-term and short-term bonus programs have maximum payout amounts in order to discourage excessive risk-taking.

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

•
Limited perquisites for our executives. Perquisites are not a significant portion of our executive officers’ compensation, representing 1% of Mr. Herbert’s, 1% of Ms. Singh’s, 1% of Mr. Arora’s, and 2% of Mr. Lawlor’s total target compensation during the 2018 fiscal year.

•
Independent compensation consultant. During the 2018 and 2019 fiscal years, the Committee retained an independent compensation consultant to review the executive compensation programs and practices and to provide input to the Committee.

•
No payment on change of control without a “double trigger.” Payments under our employment agreements require two events for vesting: both the change of control and either a “good reason” for termination of the executive’s employment by the executive or termination of the executive’s employment by the Company “without cause”.

•	No repricing of underwater options. Our stock incentive plans do not permit repricing or the exchange of underwater stock options without shareholder approval.

•
Clawback Policy. In July 2019, the Board adopted an Incentive Compensation Clawback Policy (the “Clawback Policy”) which had been developed and recommended by the Committee and which applied to any future incentive compensation awarded to our executive officers. The Clawback Policy provides that in the event of a restatement of the Company’s financial results, an executive officer would have to return to the Company any overpayment of incentive compensation based on such restated results; provided, however, that the executive officer must have engaged in intentional misconduct that contributed to the need for the restatement.

Compensation-Setting Process in Fiscal Year 2018

In August 2017 in connection with our annual review of our executive officers’ compensation, we established the 2018 STI Plan and the 2018 LTI Stock Plan for our executive officers, increased the base salaries of our executive officers, awarded discretionary cash bonuses to two of our executive officers, and granted options to two of our executive officers. Due to the delay in finalizing our fiscal year 2018 financial statements, we were not able to finalize the awards under the 2018 STI Plan or the 2018 LTI Stock Plan until the date of filing of this Form 10-K which includes these financial statements. We intend to pay the cash bonuses earned under the 2018 STI Plan and to issue the shares earned under the 2018 LTI Stock Plan as soon as practicable after the filing of this Form 10-K.

Compensation-Setting Process in Fiscal Year 2019

The Committee’s 2019 fiscal year executive compensation actions and decisions reflected the ongoing Audit Committee investigation and subsequent restatement and audit process, the significant changes in our executive team during the fiscal year and the forecasted management financial results for the fiscal year. The Committee did not award any incentive compensation or award any discretionary bonuses to our executive officers during the fiscal year other than discretionary bonuses awarded to our new executive officers. Following the Audit Committee investigation, the Committee and our Board determined that ensuring our executive officers prioritize and maintain a sustained culture of compliance should be an additional principle that should guide our executive compensation actions and decisions.

The actions and decisions taken during fiscal year 2019 were not the result of a change in our compensation philosophy, but reflected the circumstances facing the Company during the fiscal year. The Compensation Committee intends to follow its historical practice of establishing short-term and long-term incentive compensation plans for our executive officers and emphasizing pay-for-performance during fiscal year 2020 and future fiscal years.

Compensation-Setting Process in Fiscal Year 2020
On October 7, 2019, at the recommendation of the Compensation Committee, the Board of Directors approved incentive compensation plans for the 2020 fiscal year for our executive officers. Specific target metrics will be finalized after the Company's 2020 financial plan has been finalized.
2020 STI Plan
The Board approved the Fiscal Year 2020 Short-Term Incentive Plan which provides that each executive officer would earn a cash bonus in the event that the Company achieves during the 2020 fiscal year certain annual financial goals (70% weighting) and certain annual specific performance goals relating to the executive officer which are to be established by the Compensation Committee (30% weighting). The annual financial goals are total revenues (15% weighting), cash generated from operations (15% weighting), and non-GAAP net income (40% weighting). The specific performance goals to be established will prioritize the promotion of a sustained culture of compliance.
If none of the minimum threshold target goals are achieved, the executive officers would not earn a cash bonus. Assuming the minimum threshold target goal would be achieved for a particular metric, the amount of the cash bonus to be earned would be determined on a pro rata basis, provided that the bonus would not exceed the maximum distinguished award for that metric (which in any event cannot exceed 150% of the executive officer’s target bonus award).
2020 LTI Stock Plan
The Board approved the Fiscal Year 2020 Long-Term Stock Incentive Plan which provides that each executive officer would be awarded shares of common stock of the Company in the event that certain metrics relating to the Company’s 2020 fiscal year would result in specified ranges of year-over-year percentage growth. The metrics are total number of connections as of June 30, 2020 as compared to total number of connections as of June 30, 2019 (40% weighting) and adjusted EBITDA earned during the 2020 fiscal year as compared to the adjusted EBITDA earned during the 2019 fiscal year (60% weighting).
If none of the minimum threshold year-over-year percentage target goals are achieved, the executive officers would not be awarded any shares. Assuming the minimum threshold year-over-year percentage target goal would be achieved for a particular metric, the number of shares to be awarded for that metric would be determined on a pro rata basis, provided that the award would not exceed the maximum distinguished award for that metric (which in any event cannot exceed 150% of the executive officer’s target bonus award). Any shares awarded under the plan would vest as follows: one-third at the time of issuance; one-third on June 30, 2021; and one-third on June 30, 2022.
Pay-for-Performance Review
Pay-for-performance has historically been an important component of our compensation philosophy and is evident in the structure of our compensation program. Our compensation approach is designed to motivate our executive officers to substantially contribute to the Company’s long-term sustainable growth. Our pay-for-performance approach provides that a large portion of our executive officers’ total compensation should be in the form of short-term and long-term incentive awards with performance hurdles designed to stretch individual and organizational performance.

Reinforcing pay-for-performance is a significant underpinning of our compensation program which is designed to motivate executives to deliver strong business performance and create shareholder value. These compensation elements were dependent upon the Company’s achievement of pre-established financial and other business goals recommended by the Committee as well as individual goals established by the Committee or consisted of stock option awards, which are inherently performance-based as they only deliver value if the stock price increases. All stock options awarded by the Committee are exercisable at the closing share price on the date of the grant. Based on actual results, the annual variable compensation amount and the ultimate value of the equity compensation awards could have been significantly reduced if the Company or management did not perform.

Fiscal Year 2018 Actions and Decisions

For fiscal year 2018, the targeted aggregate compensation of our fiscal year 2018 named executive officers consisted of the following components expressed as a percentage of total compensation:

Named Executive Officer	Base Salary	Annual Bonus	Long-Term Incentive Compensation	All Other Compensation	Total Compensation

Stephen P. Herbert	31%	16%	52%	1%	100%
Priyanka Singh	36%	20%	43%	1%	100%
Michael Lawlor	40%	18%	40%	2%	100%
Mandeep Arora	32%	19%	48%	1%	100%
Anant Agrawal	37%	15%	37%	11%	100%

The target long-term incentive compensation in the above table and in the table set forth below each reflect in addition to the performance stock awards granted under the 2018 LTI Stock Plan to each of Mr. Herbert and Ms. Singh, awards to Mr. Herbert of incentive stock options to purchase up to 19,047 shares, and to Ms. Singh of nonqualified stock options to purchase up to 25,000 shares. All other compensation in the above table and in the table set forth below includes 401(k) matching contributions for each named executive officer as well as $47,593 of housing and car allowances, moving expenses and income tax gross up payments relating to the car and housing allowances for Mr. Agrawal.
For fiscal year 2018, the aggregate compensation actually paid or awarded to our fiscal year 2018 named executive officers consisted of the following components, expressed as a percentage of total compensation:

Named Executive Officer	Base Salary	Annual Bonus	Long-Term Incentive Compensation	All Other Compensation	Total Compensation

Stephen P. Herbert	52%	18%	28%	2.3%	100%
Priyanka Singh	52%	12%	25%	11%	100%
Michael Lawlor	60%	14%	17%	9%	100%
Mandeep Arora	37%	6%	11%	46%	100%
Anant Agrawal	57%	11%	16%	16%	100%
Long-term incentive compensation for each of Mr. Herbert and Ms. Singh includes the value of the stock options granted to each of them during the fiscal year. All other compensation in the above table for Ms. Singh includes a signing bonus and discretionary bonus in the aggregate amount of $55,000, for Mr. Lawlor includes a discretionary bonus of $25,000, and for Mr. Arora includes $151,364 of severance payments, retention bonus payments and COBRA reimbursement payments made by the Company during the fiscal year pursuant to his separation agreement.

Fiscal Year 2019 Actions and Decisions
As discussed above, during the 2019 fiscal year, we did not award any incentive compensation or award any discretionary bonuses to our executive officers other than discretionary bonuses awarded to our new executive officers. The Committee did not increase any of the base salaries of our executive officers during the fiscal year.
In October 2019, and upon our recommendation, the Board awarded to Mr. McConnell, our new Chief Operating Officer, a cash bonus of $20,700 which is equal to the pro-rated amount of his target short-term incentive compensation bonus (which was 45% of his annual base salary) and awarded shares to him with a value of $46,000 which is equal to the pro-rated amount of his target long-term incentive compensation bonus (which was 100% of his annual base salary). The pro-ration was based on the days employed by Mr. McConnell during the fiscal year. At the time he signed his employment agreement, we also granted to him non-qualified stock options to purchase up to 50,000 shares.
In October 2019, and upon our recommendation, the Board awarded to Mr. Pollock, our new Chief Compliance Officer, a cash bonus of $13,576 which is equal to the pro-rated amount of his target short-term incentive compensation bonus (which was 30% of his annual base salary) and granted to him incentive stock options to purchase up to 5,760 shares at $7.43, the price of our shares as of June 30, 2019. The pro-ration of his cash bonus was based on the days Mr. Pollock was employed by the Company during the fiscal year. At the time Mr. Pollock joined the Company, we granted to him incentive stock options to purchase up to 20,000 shares, and he received a $30,000 cash signing bonus which was paid on August 15, 2019.
The engagement agreement of Mr. Goold, our interim Chief Financial Officer, provides that he would receive a $100,000 cash bonus if he remains our interim Chief Financial Officer through December 31, 2019, and he would receive a $200,000 cash bonus upon the Company regaining compliance with its periodic reporting requirements and with the Nasdaq listing rules. We paid Mr. Goold the amount of $50,000 in May 2019 on account of the $100,000 cash retention bonus which he has agreed to repay if he is not acting as our interim Chief Financial Officer on December 31, 2019.
Peer Group Analysis
In August 2016, the Company obtained an updated analysis from our independent compensation consultant, which contained a new peer group, and updated the compensation analysis that had previously been performed. Our independent compensation consultant assembled a peer group of 15 companies that it deemed comparable to the Company on the basis of size, market capitalization, industry, or financial performance. The peer group consisted of:

☐ Agilysys, Inc.	☐ Exav Corporation	☐ PDF Solutions, Inc.
☐ Amber Road, Inc.	☐ Infrustrure, Inc.	☐ Radysis Corporation
☐ Callidus Software, Inc.	☐ Limelight Networks, Inc.	☐ SciQuest, Inc.
☐ CVI Global, Inc.	☐ NAPCO Security Technologies, Inc.	☐ Upland Software, Inc.
☐ Exa Corporation	☐ Numerex Corp.	☐ Zix Corporation

When making compensation decisions for fiscal year 2018, the Committee reviewed the aggregate target compensation paid to an executive officer relative to the compensation paid to similarly situated executives, to the extent available, at our peer companies. For fiscal year 2018, the Committee recommended a compensation program for our executive officers consisting of target level compensation approximately equal to the 50th percentile for similarly situated officers at the peer group companies compiled by our independent compensation consultant.
The Committee did not utilize a peer group in connection with its compensation decisions during fiscal year 2019. In January 2019, and in connection with the retention of a new Chief Operating Officer and Chief Compliance Officer, the Committee obtained a compensation analysis from its independent compensation consultant for these newly created positions. The Committee utilized this analysis in connection with its compensation program recommendations for these new executive officers and received input from the consultant.

Elements of Compensation
This section describes the various elements of our compensation program for our named executive officers during the 2018 fiscal year and 2019 fiscal year. The components of compensation reflected in our named executive officers’ compensation program are set forth in the following table:

Element	Key Characteristics	Why We Pay this Element	How We Determine the Amount
Base Salary	Fixed compensation component payable in cash. Reviewed annually and adjusted when appropriate.	Provide a base level of competitive cash compensation for executive talent.	Experience, job scope, peer group, and individual performance.

Annual Bonus
Variable compensation component payable in cash or stock based on performance as compared to annually-established company and/or individual performance goals. We also award discretionary stock or cash bonus awards.
		Motivate and reward executives for performance on key operational, financial and personal measures during the year. Discretionary bonuses could be based upon continued employment.	Organizational and individual performance, with actual payouts based on the extent to which performance is achieved. Discretionary bonuses are based on various factors, including past performance.

Long Term Incentives	Variable compensation component payable in restricted stock or stock options.	Alignment of long term interests of management and shareholders. Retention of executive talent.	Organizational and individual performance, with actual awards based on the extent to which performance is achieved.

Perquisites and Other Personal Benefits	Fixed compensation component to provide basic competitive benefits.	Provide a base level of competitive compensation for executive talent.	Periodic review of benefits provided generally to all employees.

Base Salary
Base salary is the fixed component of our named executive officers’ annual cash compensation and is set with the goal of attracting talented executives and adequately compensating and rewarding them for services rendered during the fiscal year. The Compensation Committee reviews our executive officers’ base salaries on an annual basis.
The base salary of each of our executive officers reflects the individual’s level of responsibility and performance. In recommending base salaries of our executive officers to the Board of Directors, the Compensation Committee also considers changes in duties and responsibilities, our business and financial results, and its knowledge of base salaries paid to executive officers of our peer group.
Effective August 16, 2017, and as part of our annual compensation review, we increased Mr. Herbert’s base salary by 17% to $525,000, we increased Ms. Singh’s base salary by 9% to $300,000, and we increased Mr. Lawlor’s base salary by 10% to $275,000.

No increases were made to any base salaries of our executive officers during the 2019 fiscal year.

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

Fiscal Year 2018 Short-Term Incentive Plan
At the recommendation of the Compensation Committee, in August 2017 the Board of Directors adopted the 2018 STI Plan covering our executive officers. Pursuant to the 2018 STI Plan, each executive officer would earn a cash bonus in the event that the Company achieved during the 2018 fiscal year certain annual financial goals (80% weighting) and certain annual specific performance goals relating to the executive officer which were established by the Compensation Committee (20% weighting). The annual financial goals are total revenues (15% weighting), cash generated from operations (15% weighting), and non-GAAP net income (50% weighting). Assuming the minimum threshold target goal would be exceeded for a particular metric, the amount of the cash bonus to be earned would be determined on a pro rata basis, provided that the bonus would not exceed the maximum distinguished award for that metric.
The financial target goals under the 2018 STI Plan were based upon the 2018 fiscal year financial plan established by management which reflected the anticipated results from the acquisition of Cantaloupe, and the Compensation Committee believed that the attainment of these target goals would represent a significant achievement for management, and would stretch the Company’s and management’s performance during the fiscal year.

Under the 2018 STI Plan, the primary individual performance goals established by the Compensation Committee for Mr. Herbert were the following: completing the Cantaloupe acquisition within the financial parameters established by the Board of Directors; providing significant management attention to the integration of Cantaloupe following the acquisition to form a cohesive market offering to take advantage of the contemplated market synergies; and clearly communicating the Company’s strategy, goals and objectives to the investment community.
Under the 2018 STI Plan, the Compensation Committee sets the cash bonus opportunity for each executive officer as a percentage of his or her respective annual base salary as set forth in the following table:

Executive Officer	Threshold Performance	Target Performance	Distinguished Performance

Stephen P. Herbert	—	50%	75%
Priyanka Singh	—	35%	53%
Michael Lawlor	—	35%	53%
Mandeep Arora	—	40%	60%

Subsequent to the establishment of the 2018 STI Plan, and in February 2018, the Committee recommended and the Board approved the increase of the target performance bonus from 30% to 40% of annual base salary for each of Ms. Singh and Mr. Lawlor effective as of January 1, 2018, resulting in a target performance bonus for the fiscal year for each of them of 35% of annual base salary which is reflected in the above table.
Below were the threshold, target and distinguished cash bonus award target opportunities under the 2018 STI Plan for our executive officers:

Executive Officer	Threshold Performance	Target Performance	Distinguished Performance

Stephen P. Herbert	$—	$262,500	$393,750
Priyanka Singh	$—	$105,000	$157,500
Michael Lawlor	$—	$96,250	$144,375
Mandeep Arora	$—	$71,803	$107,704

Mr. Herbert earned a cash bonus of $175,828, representing 18% of his base salary, Ms. Singh earned a cash bonus of $70,331, representing 12% of her base salary, and Mr. Lawlor earned a cash bonus of $64,470, representing 14% of his base salary, under the 2018 STI Plan. The Compensation Committee determined that each of Mr. Herbert, Ms. Singh, and Mr. Lawlor had achieved 200% of their respective individual performance target goals, and that Mr. Arora had achieved 50% of his individual performance target goals. Pursuant to his separation agreement, the cash bonus earned by Mr. Arora under the plan was pro-rated to reflect the dates of his employment with the Company, and he earned a cash bonus of $18,043 representing 6% of his prorated base salary. Based on the actual performance of the Company during the 2018 fiscal year, non-GAAP net income was less than the minimum threshold target goal, cash generated from operations exceeded the distinguished target goal, and revenues exceeded the minimum threshold target but was less than the target goal under the plan.
Fiscal Year 2019 Short-Term Incentive Plan
During the 2019 fiscal year, we did not award any performance based incentive compensation for our fiscal year 2019 named executive officers or award any discretionary bonuses to our fiscal year 2019 named executive officers other than discretionary bonuses awarded to our new executive officers. In May 2019, we paid a $50,000 bonus to Mr. Goold on account of a $100,000 bonus to be earned by him if he remains our interim Chief Financial Officer through December 31, 2019, and, in September 2019, we awarded a pro-rated cash bonus to each of Mr. McConnell and Mr. Pollock equal to the pro-rated short term target bonus set forth in their respective employment agreements of $20,700 and $13,536, respectively. In November 2018, Mr. Agrawal received a retention bonus in accordance with the terms of his November 2017 employment agreement. We also agreed that Mr. Goold would earn a cash bonus of $200,000 to Mr. Goold if and when the Company regains compliance with its periodic reporting obligations and the Nasdaq listing requirements.
Other Named Executive Officer’s Cash Bonus
Pursuant to his employment agreement, Mr. Agrawal participated in the 2018 STI Plan, with any award thereunder to be on a prorated basis for the period of time that he was employed during the fiscal year. If all of the target performance goals had been achieved, he would have earned a cash bonus equal to 40% of his prorated base salary ($71,803), and if all of the distinguished performance goals had been achieved, he would have earned a cash bonus equal to 60% of his prorated base salary ($107,704). Mr. Agrawal earned a cash bonus under the 2018 STI Plan of $33,735, representing 11% of his prorated base salary.
Long-Term Incentive Compensation
As described above, the Compensation Committee believes that a substantial portion of each executive officer’s compensation should be in the form of long-term incentive compensation in order to further align the interests of our executive officers and shareholders.
Fiscal Year 2018 Long-Term Incentive Performance Share Plan
At the recommendation of the Compensation Committee, in August 2017 the Board of Directors adopted the 2018 LTI Stock Plan covering our executive officers. Under the 2018 LTI Stock Plan, each executive officer would be awarded shares of Common Stock in the event that certain metrics relating to the Company’s 2018 fiscal year would result in specified ranges of year-over-year percentage growth. The metrics are total number of connections as of June 30, 2018 as compared to total number of connections as of June 30, 2017 (40% weighting), and adjusted EBITDA earned during the 2018 fiscal year as compared to adjusted EBITDA earned during the 2017 fiscal year (60% weighting). The shares awarded under the 2018 LTI Stock Plan would vest as follows: one-third on the date of issuance; one-third on June 30, 2019; and one-third on June 30, 2020.
The target goals under the 2018 LTI Stock Plan were based upon the 2018 fiscal year financial plan established by management which reflected the anticipated results from the acquisition of Cantaloupe. The Compensation Committee believed that the attainment of the target goals under the 2018 LTI Stock Plan would represent a significant achievement for management, and would stretch the Company’s and management’s performance during the fiscal year.
The Compensation Committee established target long-term award levels for each executive officer under the 2018 LTI Stock Plan as a percentage of his or her respective annual base salary, as indicated in the table set forth below.

Executive Officer	Threshold Performance	Target Performance	Distinguished Performance

Stephen P. Herbert	—	160%	240%
Priyanka Singh	—	100%	150%
Michael Lawlor	—	100%	150%
Mandeep Arora	—	100%	150%

The table set forth below lists the value of the shares that would have been awarded to the executive officers under the 2018 LTI Stock Plan if all of the minimum threshold performance goals had been achieved, if all of the target performance goals had been achieved, and if all of the distinguished performance goals had been achieved. Assuming the minimum threshold target goal was achieved for a particular metric, the number of shares to be awarded for that metric was required to be determined on a pro-rata basis, provided that the award could not exceed the maximum distinguished award for that metric.

Executive Officer	Threshold Performance	Target Performance	Distinguished Performance

Stephen P. Herbert	$—	$840,000	$1,260,000
Priyanka Singh	$—	$300,000	$450,000
Michael Lawlor	$—	$275,000	$412,500
Mandeep Arora	$—	$179,507	$269,260

Based on the actual performance of the Company during the 2018 fiscal year, connections for the fiscal year exceeded the minimum threshold target but were less than the target goal under the plan, and Adjusted EBITDA was less than the minimum threshold target. Consequently, the stock award to each executive officer under the 2018 LTI Stock Plan was as follows:

Names Executive Officer	Number of shares	Value of shares as of June 30, 2018

Stephen P. Herbert	16,823	$235,525
Priyanka Singh	6,008	$84,116
Michael Lawlor	5,508	$77,107
Mandeep Arora	2,443	$34,200

The shares awarded to Mr. Herbert had a value equal to 45% of his annual base salary, the shares awarded to Ms. Singh had a value equal to 28% of her annual base salary, and the shares awarded to Mr. Lawlor had a value equal to 28% of his annual base salary. The shares awarded under the LTI Plan vest as follows: one-third at the time of issuance, one-third on June 30, 2019 and on-third on June 30, 2020. As Ms. Singh resigned her employment with the Company on January 7, 2019, none of the shares vested. Pursuant to his Separation Agreement, the shares earned by Mr. Lawlor would become vested upon issuance. The shares awarded to Mr. Arora had a value equal to 11% of his prorated annual base salary received during the period of time he was employed by the Company during the fiscal year, and pursuant to his Separation Agreement would become vested without regard to continued employment.

Fiscal Year 2019 Long-Term Incentive Compensation

As discussed above, we did not award any long-term incentive compensation for our 2019 fiscal year named executive officers. In October 2019, Mr. McConnell was awarded shares with a value of $46,000, which is equal to his long-term incentive plan target bonus pro-rated for the days during the fiscal year for which he was employed by the Company, and Mr. Pollock was awarded options to purchase up to 5,760 shares at an exercise price of $7.43, representing the price of our shares as of June 30, 2019.

Other Named Executive Officer
Pursuant to his employment agreement, Mr. Agrawal participated in the 2018 LTI Stock Plan with any award thereunder to be prorated to reflect the period of time that he was employed during the fiscal year. If all of the target performance goals had been achieved, he would have received an award equal to 64% of his base salary ($179,507), and if all of the distinguished performance goals had been achieved, he would have received an award equal to 96% of his base salary ($269,260). Based on the actual performance of the Company during the 2018 fiscal year, he was awarded 3,595 shares of stock under the 2018 LTI Stock Plan with a value as of June 30, 2018 of $50,331 with a value equal to 16% of his prorated annual base salary received during the fiscal year.
During the 2019 fiscal year, Mr. Agrawal received a retention bonus in November 2018 in accordance with the terms of his November 2017 employment agreement entered into at the time of the acquisition of Cantaloupe.
Stock Option Awards
During August 2017, Mr. Herbert was awarded incentive stock options intended to qualify under Section 422 of the Code, to purchase up to 19,047 shares of the Company’s Common Stock at an exercise price of $5.25 per share. The options vested on August 16, 2018, and expire if not exercised prior to August 16, 2024.
During August 2017, Ms. Singh was awarded nonqualified stock options to purchase up to 25,000 shares of the Company’s Common Stock at an exercise price of $5.25 per share. The options vest one-third on August 16, 2018, one-third on August 16, 2019, and one-third on August 16, 2020, and expire if not exercised prior to August 16, 2024. As Ms. Singh resigned her employment with the Company on January 7, 2019, only the first tranche of these options became vested.
During April 2019, and in connection with his retention as Chief Compliance Officer, Mr. Pollock was awarded qualified stock options to purchase up to 20,000 shares of the Company’s Common Stock at an exercise price of $3.88 per share. The options vest one-third on March 23, 2020, one-third on March 23, 2021, and one-third on March 23, 2022, and expire if not exercised prior to March 23, 2026.
During May 2019, and in connection with his retention as Chief Operating Officer, Mr. McConnell was awarded nonqualified stock options to purchase up to 50,000 shares of the Company’s Common Stock at an exercise price of $5.72 per share. The options vest one-third on September 30, 2019, one-third on September 30, 2020, and one-third on September 30, 2021, and expire if not exercised prior to May 22, 2026.
In October 2019, we granted options to Mr. Pollock to purchase up to 5,760 shares at $7.43 per share as a discretionary bonus. These options vest as follows: one-third at the time of issuance, one-third on June 30, 2020, and one-third on June 30, 2021, and are exercisable for a period of seven years from the grant date.
As authorized under our stock incentive plans, the Compensation Committee and Chief Executive Officer may, on an annual basis, agree on aggregate equity awards to be awarded by the Chief Executive Officer to non-executive officer employees. Accordingly, on June 12, 2018, the Compensation Committee and Chief Executive Officer designated options to purchase up to 450,000 shares to be awarded by our Chief Executive Officer. Pursuant to such designation, our Chief Executive Officer granted incentive stock options, with a grant date of September 21, 2018, to non-executive officer employees to purchase up to 400,000 shares at $8.75 per share. These shares vest as follows: one-third on each of September 21, 2019, September 21, 2020 and September 21, 2021, and are exercisable for a period of seven years from the grant date.
All Other Compensation
Our named executive officers were entitled to the health care coverage, group insurance and other employee benefits provided to all of our other employees.
In connection with Mr. Agrawal’s relocation from California to the Philadelphia metropolitan area, in February 2018, the Company and Mr. Agrawal entered into an amendment to his employment agreement which provided for reimbursement of moving expenses, and a housing allowance of $6,000 per month and car allowance of $500 per month for 20 months, provided that he would remain an employee of the Company. The automobile and car allowance payments are on an after-tax basis and include an additional tax gross up payment. In July 2019, Mr. Agrawal relocated to San Francisco, California, and in accordance with a further amendment to his employment agreement, the housing allowance and car allowance previously provided to him were terminated as of July 1, 2019.

Post-Termination Compensation
As set forth in his employment agreement, upon the termination of Mr. Herbert’s employment under certain circumstances, including termination by the Company without cause or by a notice of non-renewal of the employment agreement, or under certain circumstances following a change of control of the Company, the Company has agreed to pay Mr. Herbert a lump sum amount equal to two times his annual base salary, and all restricted stock awards or stock options would become vested as of the date of termination.
We believe that these provisions are an important component of Mr. Herbert’s employment arrangement, and will help to secure his continued employment and dedication, notwithstanding any concern that he might have at such time regarding his own continued employment, prior to or following a change of control.
The Committee notes that there would be no payments to our executive officers upon a change of control without a “double trigger.” Payments under our employment agreements require two events for vesting: both the change of control and a “good reason” for termination of employment.
As set forth in his employment agreement, upon the termination of Mr. Agrawal’s employment under certain circumstances, including termination by the Company without cause, or termination by Mr. Agrawal for good reason, the Company has agreed to continue to pay to Mr. Agrawal his base salary and to provide coverage for Mr. Agrawal and his family under all applicable Company group health benefit plans for a period of one year following the date of termination. Any such payment would be subject to Mr. Agrawal executing a release of any and all claims, suits or causes of action against the Company and its affiliates.
Additional information regarding what would have been received by our fiscal year 2019 named executive officers had termination of employment occurred on June 30, 2019 is found under the heading “Potential Payments upon Termination or Change of Control” appearing on page 96 of this Form 10-K.
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
For purposes of these guidelines, “shares” include shares owned by the executive officer or director or by such person’s immediate family members residing in the same household, and include non-vested restricted stock awards held by the executive officer or non-employee director.
Clawback Policy
In July 2019, we adopted an Incentive Compensation Clawback Policy (the “Clawback Policy”) which provides that in the event of a restatement of the Company’s financial results (other than due to a change in applicable accounting methods, rules or interpretations) the result of which is that any incentive compensation paid, settled, or awarded to an executive officer would have been lower or none at all had it been calculated based on such restated results, the Compensation Committee shall review such incentive compensation.
If the Committee determines that (1) the amount of any incentive compensation actually paid, settled, or awarded to an executive officer (the "Awarded Compensation") would have been a lower amount had it been calculated based upon the restated financial results (the "Actual Compensation"), and (2) that the executive officer engaged in intentional misconduct that contributed to the need for the restatement, then the Committee shall, except as provided below, recommend to the Board of Directors that the executive officer be required to return, repay or forfeit the difference between the Awarded Compensation and the Actual Compensation.

The Committee may determine not to recommend the return, repayment or forfeiture to the extent it determines (i) that to do so would be unreasonable or (ii) that it would not be in the best interests of the Company to do so.
If the Board of Directors upon recommendation of the Committee determines to seek a claw-back pursuant to the Clawback Policy, the Company shall make a written demand for repayment from the executive officer and, if the executive officer does not within a reasonable period tender repayment in response to the demand, the Company may seek a court order against the executive officer for such repayment.
The Clawback Policy is effective as of July 1, 2019, and applies to any incentive compensation to be paid, settled, or awarded to an executive officer thereafter under any applicable Company compensation policy, plan or program, and shall be incorporated into any such applicable compensation policy, plan and program currently adopted or which may be adopted by the Company as of or after July 1, 2019.
Recovery of Incentive Compensation Bonuses in Connection with the Restatement
In light of our restatement of our fiscal year 2017 financial statements and pursuant to the remedial measures adopted by the Board as a result of the internal investigation, in October 2019, the Compensation Committee re-evaluated the awards that were previously paid or issued to our executive officers under our short-term and long-term incentive compensation plans that were established for that fiscal year. Based on the restated financial results for the fiscal year, a reduced award under these plans would have been awarded to these executive officers. The Company’s Clawback Policy would not apply to these awards as the policy only applies to incentive compensation paid or issued to our executive officers prospectively since its adoption in July 2019. Pursuant to the March 2019 Separation Agreement, the Company will reduce the cash bonus that was awarded to Mr. Lawlor under the Fiscal Year 2018 STI Plan by $38,086, representing the overpayment he received under the fiscal year 2017 incentive compensation plans. Mr. Herbert has agreed to repay to the Company the amount of $120,014, representing the overpayment he received under the fiscal year 2017 incentive compensation plans.
Anti-Hedging Policy
In July 2019, the Board adopted an Anti-Hedging Policy that was developed and recommended by the Committee. The policy prohibits our employees, officers and directors from engaging in any hedging or similar transactions with respect to the Company’s securities, including through the establishment of a short position in the Company’s securities, that are designed to or that may reasonably be expected to have the effect of hedging or offsetting a decrease in the market value of the Company’s securities.
Effect of 2018 Say-On-Pay Vote
At the 2018 Annual Meeting of Shareholders held on April 26, 2018, over 86% of the votes cast on the advisory vote on the compensation of our named executive officers were in favor of the Company’s executive compensation disclosed in the proxy statement (relating to our fiscal year ended June 30, 2017).
Because of the Audit Committee’s investigation and subsequent restatement and audit process, we have not held an annual meeting of shareholders since April 26, 2018, and have not conducted a say-on-pay vote relating to our fiscal year 2018 or fiscal year 2019 compensation of our named executive officers. In evaluating executive compensation for future years, the Committee intends to consider the results of upcoming say-on-pay votes and other feedback from our shareholders.
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

2018 Summary Compensation Table
The following table sets forth certain information with respect to compensation paid or accrued by the Company during the fiscal years ended June 30, 2018, 2017, and 2016 to each of our fiscal year 2018 named executive officers:

Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total
Stephen P. Herbert	2018	$515,769	$—	$840,000	$40,951	$175,828	$22,986	$1,595,534
Chief Executive Officer, President	2017	$446,538	$—	$675,000	$39,758	$131,299	$13,091	$1,305,686
& Chairman of the Board	2016	$358,194	$—	$360,000	$48,225	$134,227	$10,600	$911,246

Priyanka Singh (6)	2018	$296,923	$55,000	$300,000	$56,750	$70,331	$7,385	$786,389
Chief Financial Officer	2017	$70,865	$—	$103,125	$123,000	$33,334	$50,000	$380,324

Michael Lawlor	2018	$271,923	$25,000	$275,000	$—	$64,470	$12,841	$649,234
Chief Services Officer	2017	$249,231	$—	$250,000	$—	$38,891	$13,706	$551,828
	2016	$203,246	$—	$88,125	$107,250	$68,977	$9,990	$477,588

Anant Agrawal (7)	2018	$179,846	$—	$186,480	$—	$33,735	$54,333	$454,394
Exec. VP, Corporate Development

Mandeep Arora (8)	2018	$120,615	$—	$186,480	$—	$18,043	$151,364	$476,502
Former Chief Product Officer

(1)	Represents: (i) a cash discretionary bonus of $25,000 paid to each of Ms. Singh and Mr. Lawlor, and (ii) a signing bonus of $30,000 paid to Ms. Singh.

(2)
In accordance with FASB ASC Topic 718, the price of our common stock on the grant date equals the grant date fair value of these stock awards. For fiscal year 2018, represents (i) 160,000 shares with a value of $840,000 that would have been earned by Mr. Herbert under the 2018 LTI Stock Plan if all of the target goals had been achieved, (ii) 57,143 shares with a value of $300,000 that would have been earned by Ms. Singh under the 2018 LTI Stock Plan if all of the target goals had been achieved, (iii) 52,381 shares with a value of $275,000 that would have been earned by Mr. Lawlor under the 2018 LTI Stock Plan if all of the target goals had been achieved, and (iv) 35,520 shares with a value of $186,480 that would have been earned by each of Mr. Agrawal and Mr. Arora under the 2018 LTI Stock Plan if all of the target goals had been achieved. Based on the actual financial results for the fiscal year, Mr. Herbert was awarded shares with a value of $235,525, Ms. Singh was awarded shares with a value of $84,116, Mr. Lawlor was awarded shares with a value of $77,107, Mr. Agrawal was awarded shares with a value of $50,331, and Mr. Arora was awarded shares with a value of $34,200. As Ms. Singh resigned on January 7, 2019, none of the shares granted to her under the 2018 LTI Stock Plan will vest. If all of the maximum target levels had been achieved under the 2018 LTI Plan, Mr. Herbert would have earned shares with a value of $1,260,000, Ms. Singh would have earned shares with a value of $450,000, Mr. Lawlor would have earned shares with a value of $412,500, and each of Mr. Agrawal and Mr. Arora would have earned shares with a value of $279,720. The shares earned under the 2018 LTI Stock Plan vest as follows: one-third on the date of issuance; one-third on June 30, 2019; and one-third on June 30, 2020. Pursuant to his Separation Agreement, the shares earned by Mr. Lawlor would become vested upon issuance.

(3)
In accordance with FASB ASC Topic 718, the Black-Scholes value on the grant date equals the grant date fair value of these option awards. For fiscal year 2018, represents (i) 19,047 incentive stock options awarded to Mr. Herbert on August 16, 2017, which will vest on August 16, 2018; and (ii) 25,000 non-qualified stock options awarded to Ms. Singh on August 16, 2017, which vest as follows: one-third on August 16, 2018, one-third on August 16, 2019, and one-third on August 16, 2020. As Ms. Singh resigned her employment on January 7, 2019, only the first tranche of these options became vested.

(4)	For fiscal year 2018, represents awards under the 2018 STI Plan to each of Mr. Herbert, Ms. Singh, Mr. Lawlor, Mr. Agrawal and Mr. Arora.

(5)
During the 2018 fiscal year, represents: (i) matching 401(k) plan contributions for Mr. Herbert, Ms. Singh, Mr. Lawlor, Mr. Agrawal and Mr. Arora; (ii) the following amounts paid to Mr. Agrawal: $10,500 of reimbursement for moving expenses, $2,500 for automobile allowance, $24,000 for housing allowance, $425 for tax gross-up payments related to the automobile allowance, and $10,168 for tax gross-up payments related to the housing allowance; and (iii) the following amounts paid to Mr. Arora under his Separation Agreement: $59,231 in severance payments; $85,385 in satisfaction of a retention bonus; and $3,303 in health insurance benefits.

(6)	Ms. Singh joined the Company as Chief Financial Officer on March 31, 2017 and resigned her employment on January 7, 2019.

(7)	Mr. Agrawal joined the Company as Executive Vice President, Corporate Development, on November 9, 2017.

(8)	Mr. Arora joined the Company as Chief Product Officer on November 9, 2017, and separated from the Company on April 16, 2018.

2018 Grants of Plan-Based Awards Table
The table below summarizes the amounts of awards granted to our fiscal year 2018 named executive officers during the fiscal year ended June 30, 2018:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options (3)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (4)
Name	Grant Date	Threshold (#)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Units (#)	$/Sh	Awards ($)
Stephen P. Herbert		—	$262,500	$393,750	—	—	—	—	—	—	—
	8/16/2017	—	—	—	—	160,000	240,000	—	—	—	$840,000
	8/16/2017	—	—	—	—	—	—	—	19,047	$5.25	$40,951
Priyanka Singh		—	$105,000	$135,000	—	—	—	—	—	—	—
	8/16/2017	—	—	—	—	57,143	85,714	—	—	—	$300,000
	8/16/2017	—	—	—	—	—	—	—	25,000	$5.25	$56,750
Michael Lawlor		—	$96,250	$123,750	—	—	—	—	—	—	—
	8/16/2017	—	—	—	—	52,381	78,571	—	—	—	$275,000
Anant Agrawal		—	$74,592	$111,888	—	—	—	—	—	—	—
	11/9/2017	—	—	$—	—	35,520	53,280	—	—	—	$186,480
Mandeep Arora		—	$74,592	$111,888	—	—	—	—	—	—	—
	11/9/2017	—			—	35,520	53,280	—	—	—	186,480

(1)
Represents target and maximum awards for Mr. Herbert, Ms. Singh, Mr. Lawlor, Mr. Agrawal and Mr. Arora under the 2018 STI Plan. Mr. Herbert was awarded $175,828, Ms. Singh was awarded $70,331, Mr. Lawlor was awarded $64,470, Mr. Agrawal was awarded $33,735, and Mr. Arora was awarded $18,043 under the 2018 STI Plan.

(2)
Represents number of shares under the target and maximum awards for Mr. Herbert, Ms. Singh, Mr. Lawlor, Mr. Agrawal and Mr. Arora under the 2018 LTI Stock Plan. The number of shares in the table above represents the total dollar value of the award divided by the grant date value of the shares. Based upon the financial results for the 2018 fiscal year, Mr. Herbert was awarded 16,823 shares under the plan, Ms. Singh was awarded 6,008 shares under the plan, Mr. Lawlor was awarded 5,508 shares under the plan, Mr. Agrawal was awarded 3,595 shares under the plan, and Mr. Arora was awarded 2,443 shares under the plan. The shares earned under the 2018 LTI Stock Plan vest as follows: one-third on the date of issuance; one-third on June 30, 2019; and one-third on June 30, 2020. Pursuant to his Separation Agreement, the shares earned by Mr. Lawlor would become vested upon issuance. As Ms. Singh resigned on January 7, 2019, none of the shares granted to her under the 2018 LTI Stock Plan will vest.

(3)
Represents awards granted to Mr. Herbert and Ms. Singh as follows: Mr. Herbert - 19,047 incentive stock options; and Ms. Singh - 25,000 non-qualified stock options. The incentive stock options awarded to Mr. Herbert vest on August 16, 2018. The non-qualified stock options awarded to Ms. Singh vest as follows: one-third on August 16, 2018, one-third on August 16, 2019, and one-third on August 16, 2020. As Ms. Singh resigned her employment on January 7, 2019, only the first tranche of these options became vested.

(4)	Represents the grant date fair value of the target award under the 2018 LTI Stock Plan or the option award, as the case may be, as determined in accordance with FASB ASC Topic 718

2018 Outstanding Equity Awards At Fiscal Year-End
The following table shows information regarding unexercised stock options and unvested equity awards granted to the fiscal year 2018 named executive officers as of the fiscal year ended June 30, 2018:

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable (1)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#) (2)	Market value of shares or units of stock that have not vested ($) (3)
Stephen P. Herbert	205,555	—	$1.80	9/1/2021	38,815	$543,410
	29,585	—	3.38	8/1/2022	16,823	235,522
	20,080	—	$4.98	8/31/2023	—	—
	—	19,047	$5.25	8/16/2024	—	—

Priyanka Singh	75,000	—	$4.00	3/31/2024	5,930	$83,020
	—	25,000	$5.25	8/16/2024	6,008	$84,112

Michael Lawlor	25,000	—	$2.75	4/8/2022	14,376	$201,264
	50,000	25,000	$2.94	1/12/2023	5,508	$77,112

Anant Agrawal	—	—	—	—	3,595	$50,330

Mandeep Arora	—	—	—	—	2,443	$34,202

(1)
Options vest as follows: Mr. Herbert -19,047 on August 16, 2018; Ms. Singh - 8,334 on August 16, 2018, and 8,333 on each of August 16, 2019 and August 16, 2020; Mr. Lawlor - 25,000 on January 12, 2019.

(2)
Reflects: (i) the following shares awarded under the 2017 LTI Stock Plan that vest on June 30, 2019: 38,815 shares to Mr. Herbert, 5,930 shares to Ms. Singh, and 14,376 shares to Mr. Lawlor; and (ii) the following shares awarded under the 2018 LTI Stock Plan: 16,823 shares to Mr. Herbert, 6,008 shares to Ms. Singh, 5,508 shares to Mr. Lawlor, 3,595 shares to Mr. Agrawal, and 2,443 shares to Mr. Arora. The shares earned under the 2018 LTI Stock Plan vest as follows: one-third on the date of issuance; one-third on June 30, 2019; and one-third on June 30, 2020. Pursuant to Mr. Arora’s and Mr. Lawlor’s Separation Agreements, all of these shares will become vested upon issuance. As Ms. Singh resigned on January 7, 2019, none of the shares granted to her under the 2018 LTI Stock Plan will vest.

(3)	The market value of our shares on June 30, 2018, or $14 per share, was used in the calculation of market value of unvested shares.

2018 Option Exercises And Stock Vested

The following table sets forth information regarding options exercised and shares of common stock acquired upon vesting by our fiscal year 2018 named executive officers during the fiscal year ended June 30, 2018:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Stephen P. Herbert	—	$—	59,892	$838,488
Priyanka Singh	—	$—	5,930	$83,020
Michael Lawlor	—	$—	19,535	$273,490
Anant Agrawal	—	$—	—	$—
Mandeep Arora	—	$—	—	$—

(1)
Includes: (i) shares awarded to Messrs. Herbert and Lawlor under the 2016 LTI Stock Plan which vested on June 30, 2018; (ii) shares awarded to Mr. Herbert, Ms. Singh and Mr. Lawlor under the 2017 LTI Stock Plan which vested on June 30, 2018.

(2)	The market value of our shares on June 30, 2018, or $14 per share, was used in the calculation of value realized on vesting.

2019 Summary Compensation Table
The following table sets forth certain information with respect to compensation paid or accrued by the Company during the fiscal years ended June 30, 2019, 2018, and 2017 to each of our fiscal year 2019 named executive officers:

Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	All Other Compensation (3)	Total
Stephen P. Herbert (4)	2019	$525,000	$—	$—	$—	$—	$19,300	$544,300
Chief Executive Officer & President	2018	$515,769	$—	$840,000	$40,951	$175,828	$22,986	$1,595,534
	2017	$446,538	$—	$675,000	$39,758	$131,299	$13,091	$1,305,686

Glen E. Goold (5)	2019	$184,130	$50,000	$—	$—	$—	$—	$234,130
Interim Financial Officer

Matthew W. McConnell (6)	2019	$43,077	$—	$—	$157,500	$—	$—	$200,577
Chief Operating Officer

James M. Pollock (7)	2019	$49,712	$—	$—	$44,200	$—	$—	$93,912
Chief Compliance Officer

Anant Agrawal	2019	$280,000	$210,000	$—	$—	$—	$131,352	$621,352
Exec. VP, Corporate Development	2018	$179,846	$—	$186,480	$—	$33,735	$54,333	$454,394

Priyanka Singh (8)	2019	$161,538	$—	$—	$—	$—	$6,462	$168,000
Former Chief Financial Officer	2018	$296,923	$55,000	$300,000	$56,750	$70,331	$7,385	$786,389
	2017	$70,865	$—	$103,125	$123,000	$33,334	$50,000	$380,324

Michael Lawlor (9)	2019	$200,961	$—	$—	$—	$—	$365,227	$566,188
Former Chief Services Officer	2018	$271,923	$25,000	$275,000	$—	$64,470	$12,841	$649,234
	2017	$249,231	$—	$250,000	$—	$38,891	$13,706	$551,828

(1)
For fiscal year 2019, represents: (i) a bonus of $50,000 paid to Mr. Goold, which shall be returned to the Company if Mr. Goold shall not serve as the interim Chief Financial Officer of the Company through December 31, 2019; and (ii) a retention bonus of $210,000 paid to Mr. Agrawal under the terms of his November 2017 employment agreement.

(2)
In accordance with FASB ASC Topic 718, the Black-Scholes value on the grant date equals the grant date fair value of these option awards. For fiscal year 2019, represents: (i) 50,000 non-qualified stock options awarded to Mr. McConnell on May 8, 2019, which vest as follows: 16,667 on each of September 30, 2019 and September 30, 2020, and 16,666 on September 30, 2021; and (ii) 20,000 incentive stock options awarded to Mr. Pollock on March 23, 2019, which vest as follows: 6,667 on each of March 23, 2020 and March 23, 2021, and 6,666 on March 23, 2022.

(3)
During the 2019 fiscal year, represents: (i) matching 401(k) plan contributions for Mr. Herbert, Ms. Singh, Mr. Lawlor, and Mr. Agrawal; (ii) the following amounts paid to Mr. Agrawal: $6,000 for automobile allowance, $72,000 for housing allowance, $2,398 for tax gross-up payments related to the automobile allowance, and $28,779 for tax gross-up payments related to the housing allowance; and (iii) the following amounts paid to Mr. Lawlor under his Separation Agreement during the 2019 fiscal year: $74,038 in severance payments, $73,200 towards the pro-rated portion of his target long-term incentive plan bonus, $29,200 towards the pro-rated portion of his target short-term incentive plan bonus, $119,750 in exchange for his incentive stock options, $50,000 for post-separation consulting services, and $6,659 in health insurance benefits.

(4)	In addition to being the Chief Executive Officer and President of the Company, Mr. Herbert served as the Chairman of the Board of Directors until January 13, 2019.

(5)
Mr. Goold was engaged by the Company as interim Chief Financial Officer on January 24, 2019 and, therefore, his salary set forth in the table above represents the consulting fees for the portion of fiscal year 2019 in which he served as interim Chief Financial Officer. The amount does not include compensation paid to a consulting agency for his service as a consultant prior to his appointment as interim Chief Financial Officer.

(6)	Mr. McConnell joined the Company as Chief Operating Officer on May 22, 2019.

(7)	Mr. Pollock joined the Company as Chief Compliance Officer on April 15, 2019.

(8)	Resigned as the Chief Financial Officer of the Company on January 7, 2019.

(9)	Ceased serving as the Chief Services Officer of the Company on January 13, 2019, and separated from the Company on March 22, 2019.

2019 Grants of Plan-Based Awards Table
The table below summarizes the amounts of awards granted to our fiscal year 2019 named executive officers during the fiscal year ended June 30, 2019:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options (1)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (2)
Name	Grant Date	Threshold (#)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Units (#)	$/Sh	Awards ($)
Stephen P. Herbert		—	—	—	—	—	—	—	—	—	—

Glen E. Goold		—	—	—	—	—	—	—	—	—	—

Matthew W. McConnell	5/8/2019	—	—	—	—	—	—	—	50,000	$5.72	$157,500

James M. Pollock	3/23/2019	—	—	—	—	—	—	—	20,000	$3.88	$44,200

Anant Agrawal		—	—	—	—	—	—	—	—	—	—

Priyanka Singh		—	—	—	—	—	—	—	—	—	—

Michael Lawlor		—	—	—	—	—	—	—	—	—	—

(1)
Represents awards granted to Messrs. McConnell and Pollock as follows: (i) Mr. McConnell - 50,000 non-qualified stock options; and (ii) Mr. Pollock - 20,000 incentive stock options. The 50,000 non-qualified stock options awarded to Mr. McConnell vest as follows: 16,667 on each of September 30, 2019 and September 30, 2020, and 16,666 on September 30, 2021. The 20,000 incentive stock options awarded to Mr. Pollock vest as follows: 6,667 on each of March 23, 2020 and March 23, 2021; and 6,666 on March 23, 2022.

(2)
Represents the grant date fair value of the target award under Mr. McConnell or Mr. Pollock’s employment agreement or the option award, as the case may be, as determined in accordance with FASB ASC Topic 718.

2019 Outstanding Equity Awards At Fiscal Year-End
The following table shows information regarding unexercised stock options and unvested equity awards granted to the fiscal year 2019 named executive officers as of the fiscal year ended June 30, 2019:

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options(#) unexercisable (1)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#) (2)	Market value of shares or units of stock that have not vested ($) (3)
Stephen P. Herbert	205,555	—	$1.80	9/1/2021	16,823	$124,995
	29,585	—	3.38	8/1/2022	—	—
	20,080	—	$4.98	8/31/2023	—	—
	19,047	—	$5.25	8/16/2024	—	—

Glen E. Goold	—	—	$—	—	—	$—

Matthew W. McConnell	—	50,000	$5.72	5/22/2026	—	—

James M. Pollock	—	20,000	$3.88	3/23/2026	—	$—

Anant Agrawal	—	—	—	—	3,595	$26,711

Priyanka Singh	75,000	—	$4.00	3/31/2024	—	$—
	8,334	—	$5.25	8/16/2024	—	$—

Michael Lawlor	—	—	—	—	5,508	$40,924

(1)
Options vest as follows: Mr. McConnell’s 50,000 options - 16,667 on each of September 30, 2019 and September 30, 2020, and 16,666 on September 30, 2021; and Mr. Pollock’s 20,000 options - 6,667 on each of March 23, 2020 and March 23, 2021, and 6,666 on March 23, 2022.

(2)
Includes shares awarded to each of Messrs. Herbert, Lawlor, and Agrawal under the 2018 LTI Stock Plan which are to vest as follows: one-third on each of the date of issuance, on June 30, 2019, and on June 30, 2020. As Ms. Singh resigned on January 7, 2019, none of the shares granted to her under the 2018 LTI Stock Plan will vest.

(3)	The market value of our shares on June 30, 2019, or $7.43 per share, was used in the calculation of market value of unvested shares.

2019 Option Exercises And Stock Vested

The following table sets forth information regarding options exercised and shares of common stock acquired upon vesting by our fiscal year 2019 named executive officers during the fiscal year ended June 30, 2019:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Stephen P. Herbert	—	$—	38,815	$288,395
Glen E. Goold	—	$—	—	$—
Matthew W. McConnell	—	$—	—	$—
James M. Pollock	—	$—	—	$—
Anant Agrawal	—	$—	—	$—
Priyanka Singh	—	$—	—	$—
Michael Lawlor	—	$—	14,376	$106,814

(1)	Includes shares awarded to Messrs. Herbert and Lawlor under the 2017 LTI Stock Plan which vested on June 30, 2019.

(2)	The market value of our shares on June 30, 2019, or $7.43 per share, was used in the calculation of value realized on vesting.

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
Matthew W. McConnell
Mr. McConnell’s employment agreement provides that he is employed as the Chief Operating Officer effective May 22, 2019. Mr. McConnell’s employment agreement with the Company provides for an initial term through May 22, 2020, and will automatically continue for consecutive one-year periods unless terminated by either party upon notice of at least 90 days prior to the end of the original term or any one-year renewal period.
Mr. McConnell is also entitled to be covered by all standard fringe and employee benefits made available to other employees of the Company, including medical and dental insurance, paid vacation and holidays, a 401(k) plan and a long-term disability plan.
James M. Pollock
Mr. Pollock’s employment agreement provides that he is employed as the Chief Compliance Officer effective April 15, 2019. The Company has agreed to provide Mr. Pollock with at least six months’ prior notice of the termination of his employment for any reason other than for cause.
Mr. Pollock is also entitled to be covered by all standard fringe and employee benefits made available to other employees of the Company, including medical and dental insurance, paid vacation and holidays, a 401(k) plan and a long-term disability plan.

Anant Agrawal
Mr. Agrawal’s employment agreement provides that he has been employed as Executive Vice President, Corporate Development. The agreement provided for an initial term commencing on November 9, 2017 and continuing through November 8, 2018, which is automatically renewed for consecutive one-year periods unless terminated by either Mr. Agrawal or the Company upon at least 90 days’ notice prior to the end of the initial term or any one-year extension thereof.
Mr. Agrawal is also entitled to be covered by all standard fringe and employee benefits made available to other employees of the Company, including medical and dental insurance, paid vacation and holidays, a 401(k) plan and a long-term disability plan. In connection with his relocation from California to the Philadelphia metropolitan area in March 2018, the Company and Mr. Agrawal entered into a first amendment to his employment agreement which provided that the Company would reimburse him for moving expenses as well as a return move to California at the end of the employment period provided that his termination of employment is not for cause or without good reason. The Company also agreed to provide Mr. Agrawal with a housing allowance of $6,000 per month and a car allowance of $500 per month for 20 months provided that he remains an employee of the Company. The automobile and car allowance payments are on an after-tax basis and include an additional tax gross up payment. In July 2019, Mr. Agrawal relocated to San Francisco, California, and in accordance with a second amendment to his employment agreement, the housing allowance and car allowance previously provided to him were terminated as of July 1, 2019.
Mr. Agrawal is also eligible to receive a cash retention bonus in the aggregate amount of up to $420,000 as follows: one-half if he remains employed with the Company on the first annual anniversary of the date of his employment agreement; and one-half if he remains employed with the Company on the second annual anniversary of the date of his employment agreement. Mr. Agrawal’s employment agreement provides that in the event Mr. Agrawal’s employment is terminated by the Company without cause or by Mr. Agrawal for good reason, or if the employment agreement would not be renewed by the Company, all of the unearned retention bonus, if any, shall be paid to him within 10 days following the date of any such termination.
Pursuant to the second amendment to the employment agreement that was entered into in August 2019, effective as of August 1, 2019, Mr. Agrawal’s annual base salary was increased to $340,000 and his target short-term incentive bonus was increased to 48% of his annual base salary commencing with the 2020 fiscal year.
Priyanka Singh
Ms. Singh’s employment agreement provided that she would be employed as Chief Financial Officer effective March 31, 2017 for an initial term through March 31, 2018, which would be automatically renewed for consecutive one-year periods unless terminated by either party upon notice of at least 90 days prior to the end of the original term or any one-year renewal period. Ms. Singh was also entitled to be covered by all standard fringe and employee benefits made available to other employees of the Company, including medical and dental insurance, paid vacation and holidays, a 401(k) plan and a long-term disability plan.
Effective January 7, 2019, Ms. Singh resigned as the Chief Financial Officer of the Company.
Michael Lawlor
Mr. Lawlor’s employment agreement provided that he would be employed as Chief Services Officer effective March 8, 2016, and as Senior Vice President of Sales and Business Development prior thereto. Mr. Lawlor’s employment agreement with the Company provided for an initial term through June 30, 2017, which would be automatically renewed for consecutive one-year periods unless terminated by either party upon notice of at least 60 days prior to the end of the original term or any one-year renewal period. Mr. Lawlor was also entitled to be covered by all standard fringe and employee benefits made available to other employees of the Company, including medical and dental insurance, paid vacation and holidays, a 401(k) plan and a long-term disability plan.
On March 27, 2019, the Company and Mr. Lawlor entered into a separation agreement pursuant to which Mr. Lawlor’s employment with the Company was terminated as of March 22, 2019. Pursuant to the Separation Agreement, Mr. Lawlor will provide consulting services to the Company for a period of 6 months following the separation date, and receive compensation of $25,000 per month. The severance and benefits to be provided to Mr. Lawlor under the separation agreement included the following and replaced any severance or benefits otherwise payable to Mr. Lawlor under his employment agreement: (i) severance payments in an amount equal to his base salary of $275,000 through December 31, 2019; (ii) a cash payment of $183,000 equal to the prorated value of his target long-term incentive plan bonus; (iii) a cash payment of $73,000 representing the assumed prorated value of his target short-term incentive plan bonus; (iv) a cash payment of $119,750 in exchange for the cancelation of his vested options to purchase up to 100,000 shares; (v) subject to achievement of the target goals under the 2018 LTI Stock Plan, and subject to the terms thereof, the Company will issue to Mr. Lawlor the number of shares of common stock which may be earned by him under the plan; (vi) subject to achievement of the target goals under the 2018 STI Plan, and subject to the terms thereof, the Company will pay to Mr.

Lawlor the cash bonus which may be earned by him under the plan; (vii) 14,376 shares which were awarded to him under the fiscal year 2017 LTI Plan, and which would have vested if he had been employed on June 30, 2019; and (viii) group medical and dental insurance coverage through September 2020 to Mr. Lawlor and his eligible dependents at no cost to Mr. Lawlor. Mr. Lawlor has also agreed that he would repay to the Company any overpayment he received under the fiscal year 2017 long-term or short-term incentive compensation plans resulting from the restatement of the fiscal year 2017 financial statements, including through the reduction of any awards under the 2018 LTI Stock Plan or the 2018 STI Plan which would otherwise be paid or issued to him.
Mandeep Arora
Mr. Arora’s employment agreement appointed him as Chief Product Officer, and provided for an initial term commencing on November 9, 2017 and continuing through November 8, 2018, which would be automatically renewed for consecutive one-year periods unless terminated by either Mr. Arora or the Company upon at least 90 days’ notice prior to the end of the initial term or any one-year extension thereof. During the 2018 fiscal year of the Company, any awards under the 2018 STI Plan and under the 2018 LTI Stock Plan would be pro-rated from November 9, 2017 through June 30, 2018. Mr. Arora was also entitled to be covered by all standard fringe and employee benefits made available to other employees of the Company, including medical and dental insurance, paid vacation and holidays, a 401(k) plan and a long-term disability plan. Mr. Arora was also eligible to receive a cash retention bonus in the aggregate amount of up to $420,000 as follows: one-half if he remained employed with the Company on the first annual anniversary of the date of his employment agreement; and one-half if he remained employed with the Company on the second annual anniversary of the date of his employment agreement. Mr. Arora’s employment agreement provided that in the event Mr. Arora’s employment had been terminated by the Company without cause or by Mr. Agrawal for good reason, or if the employment agreement would not be renewed by the Company, all of the unearned retention bonus, if any, would be paid to him within 10 days following the date of any such termination.
On April 14, 2018, the Company and Mr. Arora entered into a separation agreement pursuant to which Mr. Arora resigned as Chief Product Officer of the Company, effective April 16, 2018. The severance and benefits to be provided to Mr. Arora under the separation agreement included the following and replaced any severance or benefits otherwise payable to Mr. Arora under his employment agreement: (i) severance payments in an amount equal to his base salary of $280,000 for a period of one year following the date of his resignation; (ii) an amount of $370,000, payable in twenty-six equal consecutive payments of $14,230.77 on a bi-weekly basis in payment of his retention bonus; (iii) group medical and dental insurance coverage for one year to Mr. Arora and his eligible dependents at no cost to Mr. Arora; (iv) subject to achievement of the target goals under the 2018 LTI Stock Plan, and subject to the terms thereof, the Company will issue to Mr. Arora the number of shares of common stock which may be earned by him under the plan on a prorated basis to reflect the period of time he was employed by the Company during the fiscal year; and (v) subject to achievement of the target goals under the 2018 STI Plan, and subject to the terms thereof, the Company will pay to Mr. Arora the cash bonus which may be earned by him under the plan on a prorated basis to reflect the period of time he was employed by the Company during the fiscal year.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL AS OF FISCAL YEAR ENDED 2019
The employment agreement of Mr. Herbert includes provisions for the Company to make a payment and certain benefits to him upon termination of employment under certain conditions or if a successor to the Company’s business or assets does not agree to assume and perform his employment agreement as a condition to the consummation of a USA Transaction (as defined below).
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
If Mr. Herbert’s employment had been terminated as of June 30, 2019 (when the closing price per share was $7.43) (i) by him for good reason, or (ii) by the Company without cause, or (iii) if a successor to the Company’s business or assets had not agreed to assume and perform his employment agreement as a condition to the consummation of a USA Transaction, then Mr. Herbert would have been entitled to receive: (a) an aggregate cash payment of twice his annual base salary or $1,050,000; and (b) an aggregate of 16,823 shares of Common Stock awarded to him under the 2018 LTI Stock Plan, which would become automatically vested as of the date of termination, with a value of $124,995.
Mr. Agrawal’s employment agreement provides that in the event that Mr. Agrawal’s employment is terminated by the Company without cause or by Mr. Agrawal for good reason, or if the employment agreement would not be renewed by the Company, Mr. Agrawal would be entitled to receive certain severance payments, including his annual base salary and coverage under the Company’s group health benefit plans for a period of one year following such termination, and would also receive the unearned amount, if any, of the retention bonus.
If Mr. Agrawal’s employment had been terminated as of June 30, 2019 (when the closing price per share was $7.43) (i) by him for good reason, or (ii) by the Company without cause, then Mr. Agrawal would have been entitled to receive: (a) his annual base salary for a period of one year, or $280,000; (b) the unpaid portion of his retention bonus in the amount of $210,000; (c) coverage for he and his family under the Company’s group health plans for a period of one year with a value of approximately $27,862; and (d) an aggregate of 3,595 shares of Common Stock awarded to him under the 2018 LTI Plan valued at $26,711.
CEO Pay Ratio Disclosure

As required by SEC rules, we are providing the following information about the relationship of the annual total compensation of our Chief Executive Officer to that of our median employee. The pay ratio and annual total compensation amount disclosed in this section are reasonable estimates that have been calculated using methodologies and assumptions permitted by SEC rules.

Median Employee Determination

We identified our median employee by calculating the fiscal year 2019 cash compensation for all 124 of our employees, excluding the Chief Executive Officer, who were employed by us on June 30, 2019. Cash compensation included all earnings paid to each employee during the fiscal year. since we have an even number of employees when not including the CEO, determining the average of the annual total compensation of the two employees ranked sixty-second and sixty-third on the list (“Median Employee”).

Annual Compensation of Median Employee Using Summary Compensation Table Methodology

After identifying the median employee as described above, we calculated annual total compensation for this employee using the same methodology we use for our Chief Executive Officer in the Summary Compensation Table for fiscal year 2019. The fiscal year 2019 compensation for our median employee was $86,252, and the compensation for our Chief Executive Officer, as shown in the Summary Compensation table, was $544,300.

2019 Pay Ratio

Based on the above information, the estimated ratio of the annual total compensation of our Chief Executive Officer to the median employee is 6:1. The pay ratio reported by other companies may not be comparable to the pay ratio reported above, due to variances in business mix, proportion of seasonal and part-time employees and distribution of employees across geographies, and wide range of methodologies that the SEC rules allow companies to adopt.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
No member of the Compensation Committee was, during fiscal years 2018 or 2019, an officer or employee of the Company or any of our subsidiaries, or was formerly an officer of the Company or any of our subsidiaries, or had any relationships requiring disclosure by us under Item 404 of Regulation S-K of the General Rules and Regulations of the Securities and Exchange Commission.
During the fiscal years 2018 and 2019, none of our executive officers served as: (i) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee; (ii) a director of another entity, one of whose executive officers served on our Compensation Committee; or (iii) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director on our board of directors.
Compensation of Non-Employee Directors
Members of the Board of Directors who are not employees of the Company receive cash and equity compensation for serving on the Board of Directors, as reviewed and recommended annually by the Compensation Committee, with subsequent approval thereof by the Board of Directors. Each member of the Board has the option, in his or her discretion, to receive cash or stock, or some combination thereof, in payment of the cash compensation otherwise due for his or her service on the Board. A Director will receive all such fees in cash unless he or she elects to receive such fees in shares of the Company’s Common Stock.
Each of our non-employee directors is entitled to receive the following standard compensation arrangements: (i) an annual retainer fee of $35,000 for serving on the Board; (ii) an additional annual fee of $7,500 for serving on the Audit Committee (but not Chair), of $7,500 for serving on the Compliance Committee (but not Chair), of $5,000 for serving on the Compensation Committee (but not Chair), and of $4,000 for serving on the Nominating And Corporate Governance Committee (but not Chair); (iii) an additional annual fee of $15,000 for serving as Chair of the Audit Committee, of $15,000 for serving as Chair of the Compliance Committee, of $10,000 for serving as Chair of the Compensation Committee, and of $8,000 for serving as Chair of the Nominating And Corporate Governance Committee; (iv) commencing on April 5, 2019, an additional fee of $1,000 for each Board or each Committee meeting attended in a fiscal year in excess of eight meetings for the Board or the Committee, as the case may be; (v) an additional annual fee of $40,000 for serving as non-Executive Chair of the Board; (vi) an additional annual fee of $35,000 for serving as lead independent director (this position was eliminated as of January 13, 2019); and (vii) an annual stock award with a value, on the date of the grant, of $90,000. The annual fees are paid in quarterly installments. The stock award is granted on July 1st of each year, and for the July 1, 2017 and July 1, 2018 awards vests ratably over a two year period, and commencing with the July 1, 2019 award, vests as follows: one-half on the date of the grant; and one-half on the first anniversary of the date of the grant.
Because we were not in compliance with our periodic filing requirements, the July 1, 2019 equity grant was not made to our non-employee directors.
2018 Director Compensation Table
The table below summarizes the compensation of the non-employee directors for the fiscal year ended June 30, 2018.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Total ($)
Steven D. Barnhart	$77,500	$90,000	$—	$167,500
Joel Brooks	$36,500	$90,000	$—	$126,500
Robert L. Metzger	$50,000	$90,000	$—	$140,000
Albin F. Moschner	$45,000	$90,000	$—	$135,000
William J. Reilly, Jr.	$44,000	$90,000	$—	$134,000
William J. Schoch	$50,500	$90,000	$—	$140,500

(1)	Amounts represent the grant date fair value of the common stock, computed in accordance with FASB ASC Topic 718. The shares vest monthly over twenty-four (24) months.

2019 Director Compensation Table
The table below summarizes the compensation of the non-employee directors for the fiscal year ended June 30, 2019.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Total ($)
Steven D. Barnhart	$62,321	$90,000	$—	$152,321
Joel Brooks	$40,731	$90,000	$—	$130,731
Donald W. Layden, Jr.	$12,212	$—	$—	$12,212
Patricia A. Oelrich	$10,481	$—	$—	$10,481
Robert L. Metzger	$52,333	$90,000	$—	$142,333
Albin F. Moschner	$59,000	$90,000	$—	$149,000
William J. Reilly, Jr.	$46,333	$90,000	$—	$136,333
William J. Schoch	$50,500	$90,000	$—	$140,500
Ingrid S. Stafford	$10,481	$—	$—	$10,481

(1)	Amounts represent the grant date fair value of the common stock, computed in accordance with FASB ASC Topic 718. The shares vest monthly over twenty-four (24) months.

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
William J. Reilly, Jr.
Robert L. Metzger
Steven D. Barnhart

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Common Stock
The following table sets forth, as of September 19, 2019, the beneficial ownership of the common stock of each of the Company’s directors, by the named executive officers included in the Fiscal Year 2019 Summary Compensation Table set forth above, by the Company’s current directors and executive officers as a group, and by the beneficial owners of more than 5% of the common stock. Except as otherwise indicated below, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable:

Name of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned(2)		Percent of Class
Steven D. Barnhart	349,908	(3)	*
Joel Brooks	99,354	(4)	*
Glen E. Goold	—		*
Stephen P. Herbert	663,802	(5)	1.10%
Donald W. Layden, Jr.	—		*
Matthew W. McConnell	16,667	(6)	*
Robert L. Metzger	36,257	(7)	*
Albin F. Moschner	374,061	(8)	*
Patricia A. Oelrich	—		*
James M. Pollock	—		*
William J. Reilly, Jr.	136,428	(9)	*
William J. Schoch	144,269	(10)	*
Ingrid S. Stafford	—		*
Anant Agrawal	103,005		*
Michael Lawlor	88,694	(11)	*
Priyanka Singh	92,212	(12)	*
All current directors and executive officers as a group (13 persons)	1,820,746		3.02%

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percent of Class
BlackRock, Inc.	3,893,655	(13)	6.49%
Hudson Executive Capital LP	8,195,972	(14)	13.66%
Oakland Hills BV	4,522,672	(15)	7.54%
______________________________
*Less than one percent (1%)

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or dispositive power with respect to securities. Shares of common stock issuable upon conversion of the series A preferred stock, or shares of common stock issuable upon exercise of options currently exercisable, or exercisable within 60 days of September 19, 2019, are deemed to be beneficially owned for purposes hereof.

(2)	The percentage of common stock beneficially owned is based on 60,008,481 shares outstanding as of September 19, 2019.

(3)
Includes 20,000 shares of common stock issuable upon exercise of stock options granted to Mr. Barnhart that are exercisable as of September 19, 2019, and 3,058 shares which have not yet vested and over which Mr. Barnhart has sole voting power but no dispositive power.

(4)
Includes 20,000 shares of common stock issuable upon exercise of stock options granted to Mr. Brooks that are exercisable as of September 19, 2019, and 3,058 shares which have not yet vested and over which Mr. Brooks has sole voting power but no dispositive power.

(5)
Includes 63,805 shares of common stock beneficially owned by Mr. Herbert’s spouse. Includes 274,267 shares of common stock issuable upon exercise of stock options granted to Mr. Herbert that are exercisable as of, or within 60 days of, September 19, 2019.

(6)	Includes 16,667 shares of common stock issuable upon exercise of options exercisable within 60 days of September 19, 2019.

(7)	Includes 3,058 shares which have not yet vested, and over which Mr. Metzger has sole voting power but no dispositive power.

(8)
Includes 795 shares of common stock issuable upon conversion of 4,000 shares of series A preferred stock, 20,000 shares of common stock beneficially owned by Moschner Family LLC, a Delaware limited liability company, of which Mr. Moschner is the manager, and 3,058 shares which have not yet vested, and over which Mr. Moschner has sole voting power but no dispositive power.

(9)
Includes 100 shares of common stock beneficially owned by Mr. Reilly’s child. Also includes 99 shares of common stock issuable upon conversion of 500 shares of series A preferred stock and 20,000 shares of common stock issuable upon exercise of stock options granted to Mr. Reilly that are exercisable as of September 19, 2019, and 3,058 shares which have not yet vested, and over which Mr. Reilly has sole voting power but no dispositive power.

(10)
Includes 20,000 shares of common stock issuable upon exercise of stock options granted to Mr. Schoch that are exercisable as of September 19, 2019, and 3,058 shares which have not yet vested, and over which Mr. Schoch has sole voting power but no dispositive power.

(11)
Includes 14,376 shares which were being held by the Company in escrow as of September 19, 2019 pending determination of the overpayment amount to Mr. Lawlor under the fiscal year 2017 incentive compensation plans, and over which Mr. Lawlor had sole voting power but no dispositive power.

(12)	Includes 83,334 shares of common stock issuable upon exercise of stock options granted to Ms. Singh that are exercisable as of September 19, 2019.

(13)
Based upon a Schedule 13G filed on February 8, 2019 with the Securities and Exchange Commission, BlackRock, Inc. has the sole voting and dispositive power over 3,893,655 shares. The principal business address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(14)
Based upon a Schedule 13D and SC 13D/A filed on May 20, 2019 and August 5, 2019, respectively, with the Securities and Exchange Commission, each of the following persons has shared voting and dispositive power over 8,195,972 shares of common stock: Hudson Executive Capital LP, which serves as investment advisor to certain affiliated investment funds which have the right to receive dividends from, and the proceeds from the sale of, the 8,195,972 shares; HEC Management GP LLC , which is the general partner of Hudson Executive Capital LP; and Douglas L. Braunstein, who is the managing partner Hudson Executive Capital LP and the managing member of HEC Management GP LLC. The business address of each of the foregoing persons is 570 Lexington Avenue, 35th Floor, New York, NY 10022.

(15)
Based upon a Schedule 13G/A filed on June 26, 2019 with the Securities and Exchange Commission, each of the following persons has voting and dispositive power over 4,522,672 shares of common stock: Oakland Hills BV, Malabar Hill NV, who is the statutory director of Oakland Hills BV, and Drs F.H. Fentener van Vlissingen, who is the statutory director of Malabar Hill NV. The principal business address of each of the foregoing persons is Albert Hahnplantsoen 23, 1077 BM, Amsterdam, The Netherlands.

Preferred Stock
The following table sets forth, as of September 19, 2019, the beneficial ownership of the series A preferred stock by the Company’s directors, by the named executive officers included in the Fiscal Year 2019 Summary Compensation Table set forth above, by the Company’s current directors and executive officers as a group, and by the beneficial owner of more than 5% of the series A preferred stock. Other than the shares of series A preferred stock beneficially owned by Messrs. Moschner and Reilly, there were no shares of series A preferred stock beneficially owned as of September 19, 2019 by the Company’s directors, by the named executive officers included in the Fiscal Year 2019 Summary Compensation Table set forth above, or by the current directors and executive officers as a group. Except as indicated below, the Company believes that the beneficial owners of the series A preferred stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares of Series A Preferred Stock (1)		Percent of Class
Albin F. Moschner	4,000		*
William J. Reilly, Jr.	500		*
Legion Partners Asset Management, LLC	44,250	(2)	9.94%
All current directors and executive officers as a group (13 persons)	4,500		1.01%
______________________________
*Less than one percent (1%)

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and derives from either voting or investment power with respect to securities. The percentage of series A preferred stock beneficially owned is based on 445,063 shares outstanding as of September 19, 2019.

(2)
Based upon a Schedule 13D/A filed on November 4, 2016 with the Securities and Exchange Commission, each of the following persons has shared voting and dispositive power over 44,250 shares of series A preferred stock: Legion Partners Asset Management, LLC, Legion Partners, LLC, Legion Partners Holdings, LLC, Christopher S. Kiper, Bradley S. Vizi and Raymond White. Of the aforementioned 44,250 shares, Legion Partners, L.P. I has shared voting and dispositive power over 37,054 shares, and Legion Partners, L.P. II has shared voting and dispositive power over 7,196 shares. The business address of each of the foregoing persons is 9401 Wilshire Boulevard, Suite 705, Beverly Hills, California 90212.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
REVIEW OR APPROVAL OF TRANSACTIONS WITH RELATED PERSONS
We have adopted a formal written policy, which is set forth in our Audit Committee Charter, that our executive officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of, and any entity affiliated with, any of the foregoing persons, are not permitted to enter into a related person transaction with us without the prior consent of our Audit Committee. Any request for us to enter into a transaction with an executive officer, director, principal shareholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee is to consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.
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
DIRECTOR INDEPENDENCE
The Board of Directors has determined that Steven D. Barnhart, Joel Brooks, Donald W. Layden, Jr., Robert L. Metzger, Albin F. Moschner, Patricia A. Oelrich, William J. Reilly, Jr., William J. Schoch, and Ingrid S. Stafford, which members constitute all of the currently serving Board of Directors other than Mr. Herbert, are independent in accordance with the applicable listing standards of The NASDAQ Stock Market LLC. The Board considered Mr. Metzger’s present employment as a Senior Director of William Blair & Company, L.L.C., as well as his past relationship with that firm, in determining that he qualified as independent under the applicable listing standards.
The Board of Directors has a standing Audit Committee, Nominating and Corporate Governance Committee, Compensation Committee, and Compliance Committee.
The Audit Committee of the Board of Directors presently consists of Mr. Metzger (Chair), Mr. Barnhart, Ms. Oelrich and Mr. Schoch. The Board of Directors has determined that each member of the Audit Committee is independent as defined under the listing standards of The Nasdaq Stock Market LLC and under Rule 10A-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In making such determination, the Board considered Mr. Metzger’s present and past relationship with William Blair, and affirmatively determined that Mr. Metzger qualified as an independent director under NASDAQ Listing Rule 5605(a)

(2). Our Board of Directors has also determined that each of Ms. Oelrich and Mr. Barnhart is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee engages the Company’s independent accountants, and is primarily responsible for approving the services performed by the Company’s independent accountants, for reviewing and evaluating the Company’s accounting principles, reviewing the independence of independent auditors, recommending to the Board of Directors that the audited financial statements be included in the Company’s annual Form 10-K, and for discussing with management and the independent auditor any major issues as to the adequacy of the Company’s internal controls and any special steps adopted in light of material control deficiencies. The Audit Committee operates pursuant to a charter that was last amended and restated by the Board of Directors on April 11, 2011, a copy of which is accessible on the Company’s website, www.usatech.com.
The Compensation Committee of the Board of Directors presently consists of Mr. Reilly (Chair), Mr. Barnhart and Mr. Metzger. The Board of Directors has determined that each of the current members of the Compensation Committee is independent in accordance with the applicable listing standards of The Nasdaq Stock Market LLC. The Committee reviews and recommends compensation and compensation changes for the executive officers of the Company and administers the Company’s incentive stock plans. The Compensation Committee operates pursuant to a charter that was adopted by the Board of Directors in September 2007 and amended in May 2013, a copy of which is accessible on the Company’s website, www.usatech.com.
The Nominating and Corporate Governance Committee of the Board of Directors presently consists of Mr. Schoch (Chair), Mr. Brooks and Mr. Reilly. The Board of Directors has determined that each of the current members of the Nominating and Corporate Governance Committee is independent in accordance with the applicable listing standards of The Nasdaq Stock Market LLC. The Committee recommends to the entire Board of Directors for selection any nominees for director. The Nominating and Corporate Committee operates pursuant to a charter that was adopted by the Board of Directors on October 26, 2012, a copy of which is accessible on the Company’s website, www.usatech.com.
The Compliance Committee is a new standing Committee of the Board and presently consists of Mr. Layden (Chair), Mr. Brooks and Ms. Stafford. The Committee has oversight responsibility for the Company’s compliance functions and supervises the Company’s Chief Compliance Officer. The Compliance Committee operates pursuant to a charter that was adopted by the Board of Directors on December 21, 2018, a copy of which is accessible on the Company’s website, www.usatech.com.
Item 14. Principal Accounting Fees and Services.
AUDIT AND NON-AUDIT FEES
During the fiscal year ended June 30, 2019, fees in connection with services rendered by BDO USA LLP were as set forth below:

($ in thousands)	Fiscal 2019
Audit Fees	$5,833
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

2.1
Agreement and Plan of Merger, dated November 6, 2017, by and among USA Technologies, Inc., USAT, Inc., Cantaloupe Systems, Inc., and Shareholder Representative Services LLC, as Stockholders’ Representative (Incorporated by reference to Exhibit 2.1 to Form 8-K filed on November 7, 2017).

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

3.1.3	Third Amendment to Amended and Restated Articles of Incorporation of the Company filed on February 7, 2006 (Incorporated by reference to Exhibit 3.1.3 to Form 10‑K filed on September 30, 2013).

3.1.4	Fourth Amendment to Amended and Restated Articles of Incorporation of the Company filed on July 25, 2007. (Incorporated by reference to Exhibit 3.1.3 to Form 10‑K filed September 24, 2008).

3.1.5	Fifth Amendment to Amended and Restated Articles of Incorporation of the Company filed on March 6, 2008. (Incorporated by reference to Exhibit 3.1.4 to Form 10‑K filed September 24, 2008).

3.2*	Amended and Restated By-Laws of the Company dated as of April 5, 2019.

4.1	Warrant dated March 29, 2016 in favor of Heritage Bank of Commerce (Incorporated by reference to Exhibit 4.2 to Form 10-K filed on September 13, 2016).

4.2*	Description of Securities.

10.1	Form of Indemnification Agreement between the Company and each of its officers and directors (Incorporated by reference to Exhibit 10.1 to Form 10‑Q filed May 15, 2007).

10.2	USA Technologies, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6 to Form 10‑K filed on September 30, 2013).

10.3	USA Technologies, Inc. 2014 Stock Option Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on form DEF 14A filed on May 15, 2014).

10.4	USA Technologies, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on May 15, 2015).

10.4.1	USA Technologies, Inc. 2018 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 2, 2018).

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

10.6.3	Separation and Consulting Agreement between the Company and Michael Lawlor dated March 22, 2019 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed April 2, 2019).

10.7	Employment Offer Letter dated as of March 10, 2017, by and between the Company and Priyanka Singh (Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 28, 2017).

10.8
Employment, Non-Interference, Non-Solicitation, Non-Competition and Invention Assignment Agreement by and between the Company and Mandeep Arora dated November 9, 2017 (Incorporated by reference to Exhibit 10.3 to Form 10 Q filed February 9, 2018).

10.8.1	Separation Agreement and Release by and between the Company and Mandeep Arora dated April 14, 2018 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 19, 2018).

10.9*	Employment, Non-Interference, Non-Solicitation, Non-Competition and Invention Assignment Agreement by and between the Company and Anant Agrawal dated November 9, 2017.

10.9.1*	First Amendment to Employment, Non-Interference, Non-Solicitation, Non-Competition and Invention Assignment Agreement by and between the Company and Anant Agrawal dated February 25, 2018.

10.9.2*	Second Amendment to Employment, Non-Interference, Non-Solicitation, Non-Competition and Invention Assignment Agreement by and between the Company and Anant Agrawal dated August 7, 2019.

10.10	Letter agreement dated January 24, 2019, by and between the Company and Glen E. Goold (Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 28, 2019).

10.10.1	Amendment to letter agreement dated May 14, 2019, by and between the Company and Glen E. Goold (Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 20, 2019).

10.11	Employment Agreement dated March 27, 2019, by and between the Company and James M. Pollock (Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 3, 2019).

10.12	Employment Agreement dated May 3, 2019, by and between the Company and Matthew W. McConnell (Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 23, 2019).

10.12.1	Amendment to Employment Agreement dated May 17, 2019, between the Company and Matthew W. McConnell (Incorporated by reference to Exhibit 10.2 to Form 8-K filed May 23, 2019).

10.13
Small Ticket and Deployment Support Incentive Agreement between the Company and Visa U.S.A. Inc., dated as of October 31, 2017 (Portions of this exhibit were redacted pursuant to a confidential treatment request) (Incorporated by reference to Exhibit 10.1 to Form 10‑Q filed February 9, 2018).

10.14
Mastercard Acceptance Agreement by and between the Company and Mastercard International Incorporated (Incorporated by reference to Exhibit 10.2 to Form 10‑Q filed May 15, 2015) (Portions of this exhibit were redacted pursuant to a confidential treatment request).

10.14.1
First Amendment to Mastercard Acceptance Agreement by and between the Company and Mastercard International Incorporated dated April 27, 2015 (Incorporated by reference to Exhibit 10.45 to Form 10‑K filed September 30, 2015) (Portions of this exhibit were redacted pursuant to a confidential treatment request).

10.14.2*	Second Amendment to Mastercard Acceptance Agreement by and between the Company and Mastercard International Incorporated dated July 13, 2015.

10.14.3*	Third Amendment to Mastercard Acceptance Agreement by and between the Company and Mastercard International Incorporated dated July 17, 2018.

10.15
Third Party Payment Processor Agreement dated April 24, 2015 by and among the Company, JPMorgan Chase Bank, N.A. and Paymentech, LLC (Incorporated by reference to Exhibit 10.46 to Form 10‑K filed September 30, 2015) (Portions of this exhibit were redacted pursuant to a confidential treatment request).

10.15.1*	Integrator Amendment (2018) to Third Party Payment Processor Agreement dated October 22, 2018 by and among the Company, JPMorgan Chase Bank, N.A. and Paymentech, LLC.

10.16*	Merchant Processing Agreement dated April 6, 2018 by and among Cantaloupe Systems, Inc., and Heartland Payment Systems, Inc.

10.17
Credit Agreement by and among the Company, its subsidiaries, and JPMorgan Chase Bank, N.A., dated November 9, 2017 (Portions of this exhibit were redacted pursuant to a confidential treatment request) (Incorporated by reference to Exhibit 10.2 to Form 10 Q filed February 9, 2018).

10.17.1
First Consent Agreement dated September 28, 2018 relating to Credit Agreement by and among the Company, its subsidiaries, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed October 1, 2018).

10.17.2
Second Consent Agreement dated November 15, 2018 relating to Credit Agreement by and among the Company, its subsidiaries, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 20, 2018).

10.17.3
Third Consent Agreement dated December 31, 2018 relating to Credit Agreement by and among the Company, its subsidiaries, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 3, 2019).

10.17.4
Fourth Consent Agreement dated February 15, 2019 relating to Credit Agreement by and among the Company, its subsidiaries, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 19, 2019).

10.17.5
Fifth Consent Agreement dated March 29, 2019 relating to Credit Agreement by and among the Company, its subsidiaries, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 2, 2019).

10.17.6
Sixth Consent Agreement dated June 27, 2019 relating to Credit Agreement by and among the Company, its subsidiaries, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed June 28, 2019).

10.17.7
Seventh Consent Agreement dated August 30, 2019 relating to Credit Agreement by and among the Company, its subsidiaries, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed September 4, 2019).

10.17.8
Eighth Consent Agreement dated September 17, 2019 relating to Credit Agreement by and among the Company, its subsidiaries, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 24, 2019).

10.17.9
Ninth Consent Agreement dated September 27, 2019 relating to Credit Agreement by and among the Company, its subsidiaries, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2019).

10.18*	Stock Purchase Agreement dated October 9, 2019 by and between the Company and Antara Capital Master Fund LP.

10.19*	Registration Rights Agreement dated October 9, 2019 by and between the Company and Antara Capital Master Fund LP.

10.20*	Debt Commitment Letter dated October 9, 2019 by and between the Company and Antara Capital Master Fund LP.

21	List of significant subsidiaries of the Company (Incorporated by reference to Exhibit 21 to Form S‑1 filed on May 9, 2018).

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934.

32.1*	Certification by the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
______________________________________

*	Filed herewith.

SCHEDULE II
USA TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2019, 2018, AND 2017

($ in thousands)

ACCOUNTS RECEIVABLE RESERVE	Balance at beginning of period	Additions charged to bad debt expense	Deductions and other	Balance at end of period
June 30, 2019	$2,754	$1,940	$172	$4,866
June 30, 2018	$3,199	$471	$(916)	$2,754
June 30, 2017	$3,071	$538	$(410)	$3,199

FINANCE RECEIVABLES RESERVE	Balance at beginning of period	Additions charged to bad debt expense	Deductions and other	Balance at end of period
June 30, 2019	$12	$594	$—	$606
June 30, 2018	$19	$—	$(7)	$12
June 30, 2017	$—	$19	$—	$19

INVENTORY RESERVE	Balance at beginning of period	Additions	Deductions	Balance at end of period
June 30, 2019	$3,217	$3,172	$(498)	$5,891
June 30, 2018	$2,204	$1,467	$(454)	$3,217
June 30, 2017	$1,525	$877	$(198)	$2,204

DEFERRED TAX ASSET VALUATION ALLOWANCE	Balance at beginning of period	Additions	Deductions - JOBS Act	Deductions - Cantaloupe Acquisition	Balance at end of period
June 30, 2019	$36,194	$6,077	$—	$—	$42,271
June 30, 2018	$55,156	$3,737	$(19,574)	$(3,125)	$36,194
June 30, 2017	$52,967	$2,189	$—	$—	$55,156

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA TECHNOLOGIES, INC

By: /s/ Stephen P. Herbert
Stephen P. Herbert, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Stephen P. Herbert	Chief Executive Officer (Principal Executive Officer)	October 9, 2019
Stephen P. Herbert

/s/ Glen E. Goold	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	October 9, 2019
Glen E. Goold

/s/ Steven D. Barnhart	Director	October 9, 2019
Steven D. Barnhart

/s/ Joel Brooks	Director	October 9, 2019
Joel Brooks

/s/ Donald W. Layden, Jr.	Director	October 9, 2019
Donald W. Layden, Jr.

/s/ Robert L. Metzger	Director	October 9, 2019
Robert L. Metzger

/s/ Albin F. Moschner	Chairman of the Board of Directors	October 9, 2019
Albin F. Moschner

/s/ Patricia A. Oelrich	Director	October 9, 2019
Patricia A. Oelrich

/s/ William J. Reilly, Jr.	Director	October 9, 2019
William J. Reilly, Jr.

/s/ William J. Schoch	Director	October 9, 2019
William J. Schoch

/s/ Ingrid S. Stafford	Director	October 9, 2019
Ingrid S. Stafford