Form 10-Q
period 2019-09-30
USA TECHNOLOGIES INC
filed 2019-11-12
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 1, 2019 there were 63,825,304 outstanding shares of Common Stock, no par value.

USA TECHNOLOGIES, INC.

Part I. Financial Information
Item 1. Consolidated Financial Statements
USA Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

($ in thousands)	September 30, 2019	June 30, 2019

Assets
Current assets:
Cash and cash equivalents	$25,540	$27,464
Accounts receivable, less allowance of $4,972 and $4,866, respectively	17,120	21,712
Finance receivables, net	7,216	6,260
Inventory, net	9,344	10,908
Prepaid expenses and other current assets	1,808	1,558
Total current assets	61,028	67,902

Non-current assets:
Finance receivables due after one year, net	12,710	11,596
Other assets	1,811	2,099
Property and equipment, net	7,697	9,180
Operating lease right-of-use assets	6,514	—
Intangibles, net	25,387	26,171
Goodwill	64,149	64,149
Total non-current assets	118,268	113,195

Total assets	$179,296	$181,097

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$27,453	$27,511
Accrued expenses	29,245	23,258
Capital lease obligations and current obligations under long-term debt	10,826	12,497
Income taxes payable	252	254
Deferred revenue	2,949	1,539
Total current liabilities	70,725	65,059

Long-term liabilities:
Deferred income taxes	76	71
Capital lease obligations and long-term debt, less current portion	184	276
Operating lease liabilities, non-current	5,327	—
Accrued expenses, less current portion	—	100
Total long-term liabilities	5,587	447

Total liabilities	$76,312	$65,506
Commitments and contingencies (Note 13)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preferences of $20,444 and $20,111 at September 30, 2019 and June 30, 2019, respectively	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—
Common stock, no par value, 640,000,000 shares authorized, 60,008,481 shares issued and outstanding at September 30, 2019 and June 30, 2019	377,143	376,853
Accumulated deficit	(277,297)	(264,400)
Total shareholders’ equity	99,846	112,453
Total liabilities, convertible preferred stock and shareholders’ equity	$179,296	$181,097
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,
($ in thousands, except per share data)	2019	2018
Revenue:
License and transaction fees	$33,833	$28,971
Equipment sales	8,313	4,551
Total revenue	42,146	33,522

Costs of sales:
Cost of services	21,646	18,544
Cost of equipment	10,448	4,868
Total costs of sales	32,094	23,412

Gross profit	10,052	10,110

Operating expenses:
Selling, general and administrative	18,171	9,450
Investigation and restatement expenses	3,699	4,526
Integration and acquisition costs	—	922
Depreciation and amortization	1,022	1,133
Total operating expenses	22,892	16,031

Operating loss	(12,840)	(5,921)

Other income (expense):
Interest income	467	405
Interest expense	(465)	(786)
Total other income (expense), net	2	(381)

Loss before income taxes	(12,838)	(6,302)
Provision for income taxes	(59)	(18)

Net loss	(12,897)	(6,320)
Preferred dividends	(334)	(334)
Net loss applicable to common shares	$(13,231)	$(6,654)
Net loss per common share
Basic	$(0.22)	$(0.11)
Diluted	$(0.22)	$(0.11)
Weighted average number of common shares outstanding
Basic	60,096,852	60,053,912
Diluted	60,096,852	60,053,912
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

Three Month Period Ended September 30, 2019

	Common Stock		Accumulated Deficit	Total
($ in thousands)	Shares	Amount
Balance, June 30, 2019	60,008,481	$376,853	$(264,400)	$112,453
Stock based compensation	—	290	—	290
Net loss	—	—	(12,897)	(12,897)
Balance, September 30, 2019	60,008,481	$377,143	$(277,297)	$99,846

Three Month Period Ended September 30, 2018

	Common Stock		Accumulated Deficit	Total
($ in thousands)	Shares	Amount
Balance, June 30, 2018	59,998,811	$375,436	$(232,748)	$142,688
Cumulative effect adjustment for ASC 606 adoption	—	—	376	376
Stock based compensation	13,344	370	—	370
Net loss	—	—	(6,320)	(6,320)
Balance, September 30, 2018	60,012,155	$375,806	$(238,692)	$137,114
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended September 30,
($ in thousands)	2019	2018
OPERATING ACTIVITIES:
Net loss	$(12,897)	$(6,320)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash stock based compensation	290	415
Gain on disposal of property and equipment	(15)	7
Non-cash interest and amortization of debt discount	338	22
Bad debt expense	(110)	509
Provision for inventory reserve	574	212
Depreciation and amortization	1,213	2,147
Non-cash lease expense	491	—
Deferred income taxes	5	4
Changes in operating assets and liabilities:
Accounts receivable	4,677	(3,678)
Finance receivables, net	(384)	(63)
Inventory, net	992	1,707
Prepaid expenses and other assets	(412)	(220)
Accounts payable and accrued expenses	4,459	(8,665)
Operating lease liabilities	(399)	—
Deferred revenue	1,409	(210)
Income taxes payable	(2)	11
Net cash provided by (used in) operating activities	229	(14,122)

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(420)	(693)
Proceeds from sale of property and equipment, including rentals	30	30
Net cash used in investing activities	(390)	(663)

FINANCING ACTIVITIES:
Repayment of capital lease obligations and long-term debt	(1,763)	(959)
Proceeds from exercise of common stock options	—	42
Net cash used in financing activities	(1,763)	(917)

Net (decrease) increase in cash and cash equivalents	(1,924)	(15,702)
Cash and cash equivalents at beginning of year	27,464	83,964
Cash and cash equivalents at end of period	$25,540	$68,262

Supplemental disclosures of cash flow information:
Interest paid in cash	$205	$740
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
INTERIM FINANCIAL INFORMATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s June 30, 2019 Annual Report on Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included.  Operating results for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020.  The balance sheet at June 30, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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
At September 30, 2019, the Company had $25.5 million in cash and a working capital deficit of $9.7 million. As noted in Note 9, as of September 30, 2019, the Company was not in compliance with the fixed charge coverage ratio and the total leverage ratio of its Revolving Credit Facility, which represents an event of default under the credit agreement. As a result, the Company has classified all amounts outstanding ($10.0 million) under these credit facilities as current liabilities. Additionally, as of September 30, 2019, the Company identified sales tax liabilities and related interest in the aggregate amount of $18.0 million. Also, the Company has reported aggregate net losses of $50.8 million for the three year period ended June 30, 2019.
In response to its need to develop a cash management strategy, the Company developed a plan that included potentially seeking to extend the credit borrowings to beyond one year, securing a commitment for the sale of its long-term receivables, and obtaining outside financing.

Pursuant to a Stock Purchase Agreement dated October 9, 2019 between the Company and Antara Capital Master Fund LP (“Antara”), the Company sold to Antara 3,800,000 shares of the Company’s common stock at a price of $5.25 per share for an aggregate purchase price of $19,950,000. Antara qualifies as an accredited investor under Rule 501 of the Securities Act of 1933, as amended (the "Act"), and the offer and sale of the shares was exempt from registration under Section 4(a)(2) of the Act. Antara agreed not to dispose of the shares for a period of 90 days from the closing date. The Company also entered into a registration rights agreement (the "Registration Rights Agreement") with Antara, pursuant to which the Company has agreed, at its expense, to file a registration statement under the Act with the Securities and Exchange Commission (the "SEC") covering the resale of the shares by Antara (the "Registration Statement"). The Company will be required to pay certain negotiated cash payments to Antara in the event that the Registration Statement is not filed within 30 days of the closing date or if the Registration Statement is not declared effective within three months of the closing date, subject to the terms of the Registration Rights Agreement. On November 11, 2019, the Company received an extension of time to file the Registration Statement from Antara until November 26, 2019. In connection with the private placement, William Blair & Company, L.L.C. (“Blair”) acted as exclusive placement agent for the Company and received a cash placement fee of $1.2 million.
On October 9, 2019, the Company also entered into a commitment letter (“Commitment Letter”) with Antara, pursuant to which Antara committed to extend to the Company a $30.0 million senior secured term loan facility (“Term Facility”). Upon the execution of the Commitment Letter, the Company paid to Antara a non-refundable commitment fee of $1.2 million. In connection with the Commitment Letter, Blair acted as exclusive placement agent for the Company and received a cash placement fee of $750,000. On October 31, 2019, the Company entered into a Financing Agreement with Antara to draw $15.0 million on the Term Facility and agreed to draw an additional $15.0 million at any time between July 31, 2020 and April 30, 2021, subject to the terms of the Financing Agreement. The outstanding amount of the draws under the Term Facility bear interest at 9.75% per annum, payable monthly in arrears. The proceeds of the initial draw were used to repay the outstanding balance of the revolving line of credit loan due to JPMorgan Chase Bank, N.A. in the amount of $10.1 million, including accrued interest payable, and to pay transaction expenses, and the Company intends to utilize the balance for working capital and general corporate purposes. The outstanding principal amount of the loan must be paid in full by no later than the maturity date of October 31, 2024.
As previously disclosed in our periodic reports and proxy statements, our independent Audit Committee chairperson, Robert Metzger is employed by Blair.  Mr. Metzger receives discretionary compensation from Blair based on various activities including, among other things, training activities and business development.
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
2. ACCOUNTING POLICIES
RECENT ACCOUNTING PRONOUNCEMENTS
Accounting pronouncements adopted
In February 2016, the FASB issued ASU 2016-02, Leases, which requires, among other items, lessees to recognize a right of use asset and a related lease liability for most leases on the balance sheet. Lessees and lessors are required to disclose quantitative and qualitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and requires a modified retrospective application, with early adoption permitted. The Company adopted this new guidance on July 1, 2019, using the optional modified retrospective transition method applying the guidance to leases existing as of the effective date. The Company has determined that there was no cumulative-effect adjustment to beginning retained earnings on the consolidated balance sheet. We will continue to report periods prior to July 1, 2019 in our financial statements under prior guidance as outlined in Topic 840.
The Company’s adoption of ASU No. 2016-02 resulted in an increase in the Company’s assets and liabilities of approximately $3.9 million at July 1, 2019. The Company’s adoption of ASU No. 2016-02 did not have a material impact to the Company’s consolidated statements of operations or its consolidated statements of cash flows. Further, there was no impact on the Company’s covenant compliance under its current debt agreements as a result of the adoption of ASU No. 2016-02. The Company elected the package of practical expedients included in this guidance, which allowed it to not reassess: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and, (iii) the initial direct costs for existing leases. From a lessee perspective, the Company elected the practical expedient related to treating lease and non-lease components as a single lease component for all leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the Right-of-Use (“ROU”) assets and lease liabilities. From a lessor perspective, the Company also elected the practical expedient related to treating lease and non-lease components as a single component for those leases where the timing and pattern of transfer for the non-lease component and associated lease component are the same and the stand-alone lease component would be classified as an operating lease if accounted for separately. The combined component is then accounted for under Topic 606 or Topic 842 depending on the predominant characteristic of the combined component.
In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting.” The standard simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The Company adopted this ASU on July 1, 2019, and its adoption did not have a material effect on the Company’s condensed consolidated financial statements.
In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements”. These amendments provide clarifications and corrections to certain ASC subtopics including “Compensation - Stock Compensation - Income Taxes” (Topic 718-740), “Business Combinations - Income Taxes” (Topic 805-740) and “Fair Value Measurement - Overall” (Topic 820-10). The Company adopted this ASU on July 1, 2019, and its adoption did not have a material effect on the Company’s condensed consolidated financial statements.
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

3. LEASES

Lessee Accounting
The Company determines if an arrangement is a lease at inception. The Company has operating and finance leases for office space, warehouses, automobiles and office equipment. USAT’s leases have lease terms of one year to eight years and some include options to extend and/or terminate the lease. The exercise of lease renewal options is at the Company’s sole discretion. When deemed reasonably certain of exercise, the renewal options are included in the determination of the lease term. The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or any material restrictive covenants.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. USAT has lease agreements with lease and non-lease components, which are accounted for together as a single lease component. Lease expense for operating lease payments are recognized on a straight-line basis over the lease term.
Variable lease payments that are not based on an index or that result from changes to an index subsequent to the initial measurement of the corresponding lease liability are not included in the measurement of lease ROU assets or liabilities and instead are recognized in earnings in the period in which the obligation for those payments is incurred.

At September 30, 2019, the Company has the following balances recorded in the balance sheet related to its lease arrangements:

($ in thousands)	Classification	As of September 30, 2019

Assets
Operating leases	Operating lease right-of-use assets	$6,514
Finance leases	Property and equipment, net	112

Liabilities
Current:
Operating leases	Accrued expenses	1,194
Finance leases	Capital lease obligations and current obligations under long-term debt	90

Non-current:
Operating leases	Operating lease liabilities, non-current	5,327
Finance leases	Capital lease obligations and long-term debt, less current portion	$25

Components of lease cost are as follows:

($ in thousands)	Three months ended September 30, 2019

Finance lease costs:
Amortization of ROU assets	$31
Interest on lease assets	3
Operating lease costs*	701
Total	$735
* Includes short-term lease and variable lease costs, which are not material.

Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Three months ended September 30, 2019

Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance leases	$23
Operating cash flows from finance leases	3
Operating cash flows from operating leases	495

Non-cash activity
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	—
Operating lease liabilities	$3,071

Weighted-average remaining lease term and discount rate for our leases are as follows:

Three months ended September 30, 2019

Weighted-average remaining lease term
Finance leases	1.5
Operating leases	5.6

Weighted-average discount rate
Finance leases	9.0%
Operating leases	6.8%
Maturities of lease liabilities by fiscal year for our leases are as follows:

($ in thousands)	Operating Leases	Finance Leases
Remainder of 2020	$1,259	$79
2021	1,361	41
2022	1,379	12
2023	1,400	1
2024	998	1
Thereafter	1,520	—
Total lease payments	$7,917	$134
Less: Imputed interest	1,396	19
Present value of lease liabilities	$6,521	$115

In September 2019, the Company entered into an amendment to the lease for its headquarters in Malvern, Pennsylvania that has not yet commenced. The amendment grants the Company approximately 3,400 additional square feet of space in exchange for future minimum lease payments of approximately $350 thousand. The amendment did not alter the lease term and will expire on November 30, 2023.
The Company's future minimum lease commitments as of June 30, 2019, under ASC Topic 840, the predecessor to Topic 842, are as follows:

($ in thousands)	Operating Leases	Capital Leases
2020	$1,326	$106
2021	1,151	34
2022	1,180	12
2023	1,208	1
2024	859	1
Thereafter	1,550	—
Total minimum lease payments	$7,274	$154
Less: interest		(14)
Present value of minimum lease payments, net		140
Less: current obligations under capital leases		(106)
Obligations under capital leases, noncurrent		$34
Lessor Accounting
Lessor accounting remained substantially unchanged with the adoption of ASC Topic 842. The Company offers its customers financing for the lease of our POS electronic payment devices. We account for these transactions as sales-type leases. Our sales-type leases generally have a non-cancellable term of 60 months. Certain leases contain an end-of-term purchase option that is generally insignificant and is reasonably certain to be exercised by the lessee. Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases, typically our JumpStart program leases. JumpStart terms are typically 36 months and are cancellable with 30 to 60 days' written notice. As discussed in Note 2, the Company has elected to combine lease and non-lease components for its operating leases and account for the combined components under ASC 606, which is the predominant characteristic of the combined components. All QuickStart leases are sales-type and do not qualify for the election.
Lessor consideration is allocated between lease components and the non-lease components using the requirements under ASC 606. Revenue from sales-type leases is recognized upon shipment to the customer and the interest portion is deferred and recognized as earned. The revenues related to the sales-type leases are included in Equipment sales in the Consolidated Statements of Operations and a portion of the lease payments as interest income. Revenue from operating leases is recognized ratably over the applicable service period with service fee revenue related to the leases included in License and transaction fees in the Consolidated Statements of Operations.
Property and equipment used for the operating lease rental program consisted of the following:

($ in thousands)	September 30, 2019	June 30, 2019
Cost	$30,503	36,285
Accumulated depreciation	(26,417)	(30,978)
Net	$4,086	$5,307

The Company’s net investment in sales-type leases (carrying value of lease receivables) and the future minimum amounts to be collected on these lease receivables as of September 30, 2019 are disclosed within the Finance Receivables footnote. Refer to Note 6 for additional information.
4. REVENUE

Disaggregated Revenue

Based on similar operational and economic characteristics, the Company’s revenue from contracts with customers is disaggregated by License and transaction fees and Equipment sales, as reported in the Company’s Condensed Consolidated Statements of Operations. The Company believes these revenue categories depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are influenced by economic factors, and also represent the level at which management makes operating decisions and assesses financial performance.

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

The following table reflects the estimated fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

($ in thousands)	As of September 30, 2019

2020	$9,867
2021	11,317
2022	9,453
2023	6,514
2024 and thereafter	2,521
Total	$39,672

Contract Liabilities

The Company’s contract liability (i.e., deferred revenue) balances are as follows:

Three months ended September 30,
($ in thousands)	2019

Deferred revenue, beginning of the period	1,539
Deferred revenue, end of the period	2,949
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	129

The change in the contract liabilities period-over-period is primarily the result of timing difference between the Company’s satisfaction of a performance obligation and payment from the customer.

Contract Costs

At September 30, 2019, the Company had net capitalized costs to obtain contracts of $0.3 million included in Prepaid expenses and other current assets and $1.6 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheet. None of these capitalized contract costs were impaired. During the three months ended September 30, 2019, amortization of capitalized contract costs was $0.1 million.
5. RESTRUCTURING/INTEGRATION COSTS
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
The following table summarizes the Company’s severance activity for the three months ended September 30, 2019:

($ in thousands)	Workforce reduction
Balance at July 1, 2019	$175
Plus: additions	26
Less: cash payments	—
Balance at September 30, 2019	$201
6. FINANCE RECEIVABLES
The Company's finance receivables consist of financed devices under the Quickstart program and Cantaloupe devices contractually associated with the Seed platform. Predominately all of the Company's finance receivables agreements are classified as non-cancellable 60 month sales-type leases. As of September 30, 2019 and June 30, 2019 finance receivables consist of the following:

($ in thousands)	September 30, 2019	June 30, 2019
Finance receivables, net	$7,216	6,260
Finance receivables due after one year, net	12,710	11,596
Total finance receivables, net of allowance of $607 and $606, respectively	$19,926	$17,856
The Company routinely evaluates outstanding finance receivables for impairment based on past due balances or accounts otherwise determined to be at a higher risk of loss.  A finance receivable is classified as nonperforming if it is considered probable the Company will be unable to collect all contractual interest and principal payments as scheduled.
At September 30, 2019 and June 30, 2019, credit quality indicators consisted of the following:

($ in thousands)	September 30, 2019	June 30, 2019
Performing	$19,926	$17,856
Nonperforming	607	606
Total	$20,533	$18,462

An aged analysis of the Company's finance receivables as of September 30, 2019 and June 30, 2019 is as follows:

($ in thousands)	September 30, 2019	June 30, 2019
Current	$19,338	$17,506
30 days and under past due	182	200
31 - 60 days past due	79	43
61 - 90 days past due	200	145
Greater than 90 days past due	734	568
Total finance receivables	$20,533	$18,462
Cash to be collected on our finance receivables due for each of the fiscal years are as follows:

($ in thousands)
2020	$8,141
2021	5,758
2022	5,113
2023	3,505
2024	1,678
Thereafter	255
Total amounts to be collected	24,450
Less: interest	$3,917
Total finance receivables	$20,533

7. EARNINGS (LOSS) PER SHARE
The calculation of basic earnings (loss) per share (“EPS”) and diluted EPS are presented below:

	Three months ended September 30,
($ in thousands, except per share data)	2019	2018

Numerator for basic and diluted loss per share
Net loss	$(12,897)	$(6,320)
Preferred dividends	(334)	(334)
Net loss available to common shareholders	$(13,231)	$(6,654)

Denominator for basic loss per share - Weighted average shares outstanding	60,096,852	60,053,912
Effect of dilutive potential common shares	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	60,096,852	60,053,912

Basic loss per share	$(0.22)	$(0.11)
Diluted loss per share	$(0.22)	$(0.11)
Anti-dilutive shares excluded from the calculation of diluted loss per share were 1,293,317 for the three months ended September 30, 2019 and 1,420,301 for the three months ended September 30, 2018.

8. GOODWILL AND INTANGIBLES
Intangible asset balances and goodwill consisted of the following:

	As of September 30, 2019
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Non-compete agreements	$2	$(2)	$—	2 years
Brand and tradenames	1,695	(527)	1,168	3 - 7 years
Developed technology	10,939	(3,727)	7,212	5 - 6 years
Customer relationships	19,049	(2,042)	17,007	10 - 18 years
Total intangible assets	$31,685	$(6,298)	$25,387

Goodwill	64,149	—	64,149	Indefinite

Total intangible assets & goodwill	$95,834	$(6,298)	$89,536

	As of June 30, 2019
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Non-compete agreements	$2	$(2)	$—	2 years
Brand and tradenames	1,695	(470)	1,225	3 - 7 years
Developed technology	10,939	(3,266)	7,673	5 - 6 years
Customer relationships	19,049	(1,776)	17,273	10 - 18 years
Total intangible assets	$31,685	$(5,514)	$26,171

Goodwill	64,149	—	64,149	Indefinite

Total intangible assets & goodwill	$95,834	$(5,514)	$90,320
For the three months ended September 30, 2019 and 2018 each there was $0.8 million in amortization expense related to intangible assets.
9. DEBT AND OTHER FINANCING ARRANGEMENTS
The Company's debt and other financing arrangements as of September 30, 2019 and June 30, 2019 consisted of the following:

	As of September 30,	As of June 30,
($ in thousands)	2019	2019

Revolving Credit Facility	$10,000	$10,000
Term Loan	—	1,458
Other, including capital lease obligations	1,010	1,323
Less: unamortized issuance costs	—	(8)
Total	11,010	12,773
Less: debt and other financing arrangements, current	(10,826)	(12,497)
Debt and other financing arrangements, noncurrent	$184	$276

Details of interest expense presented on the Condensed Consolidated Statements of Operations are as follows:

	Three months ended September 30,
($ in thousands)	2019	2018
Revolving Credit Facility	$77	$175
Term Loan	160	350
Other interest expense	228	261
Total interest expense	$465	$786
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
The proceeds of the Term Loan and borrowings under the Revolving Credit Facility, in an aggregate principal amount equal to $35.0 million, were used by the Company to finance a portion of the purchase price for the acquisition of Cantaloupe ($27.8 million) and repay existing indebtedness ($7.2 million). All advances under the Revolving Credit Facility and all other obligations must be paid in full at maturity on November 9, 2022.
Loans under the five year credit agreement bear interest, at the Company's option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Company's Total Leverage Ratio as of the last day of each fiscal quarter. The applicable interest rate on the loans for the three months ended September 30, 2019 is LIBOR plus 4%. The Term Loan and Revolving Credit Facility contain customary representations and warranties and affirmative and negative covenants and require the Company to maintain a minimum quarterly total leverage ratio and fixed charge coverage ratio. The Revolving Credit Facility and Term Loan also require the Company to furnish various financial information on a quarterly and annual basis.
Due to the Company's delay in filing its periodic reports, between September 28, 2018, and September 30, 2019, the parties entered into various agreements to provide for the extension of the delivery of the Company’s financial information required under the terms of the credit agreement. In connection with these agreements, the Company incurred extension fees due to the lender, totaling $0.2 million, between September 28, 2018 and September 30, 2019. Additionally, during the quarter ended March 31, 2019 the Company prepaid $20.0 million of the balance outstanding under the Term Loan, $0.6 million of which was applied to the installment payment due on March 31, 2019 and the remainder of which was applied to the last repayment installment obligations due under the Term Loan. On September 30, 2019, the Company prepaid the remaining principal balance of the Term Loan of $1.5 million and agreed to permanently reduce the amount available under the Revolving Credit Facility to $10 million which represented the outstanding balance on the date thereof. The agreements also provide that the Company cannot incur additional borrowings on the Revolving Credit Facility without the Lender‘s prior consent. Further, the parties agreed that the applicable interest rate on the Revolving Credit Facility and Term Loan will be LIBOR plus 4% until such time as the Company delivers certain financial information required under the credit agreement. On October 31, 2019, the Company repaid the outstanding balance on the Revolving Credit Facility.

On March 29, 2019 and September 18, 2019, the Company obtained waivers of an event of default under the credit agreement. The event of default is the result of the Company having maintained deposits on account with a financial institution in excess of the amounts permitted by the credit agreement and not having transferred certain deposit accounts to the Lender. The waiver requires the Company to remedy the event of default by March 31, 2020 by which time the Company expects to be in compliance with the underlying covenant. As of September 30, 2019, the Company is not in compliance with the fixed charge coverage ratio and the total leverage ratio, which represents an event of default under the credit agreement. The Company has classified all amounts outstanding under the Revolving Credit Facility and Term Loan as current liabilities as of September 30, 2019 and June 30, 2019.
On October 31, 2019, the Company entered into a Financing Agreement with Antara to draw $15.0 million on the Term Facility and agreed to draw an additional $15.0 million at any time between July 31, 2020 and April 30, 2021, subject to the terms of the Financing Agreement. The outstanding amount of the draws under the Term Facility bear interest at 9.75% per annum, payable monthly in arrears. The proceeds of the initial draw were used to repay the outstanding balance of the revolving line of credit loan due to JPMorgan Chase Bank, N.A. in the amount of $10.1 million, including accrued interest payable, and to pay transaction expenses, and the Company intends to utilize the balance for working capital and general corporate purposes. The outstanding principal amount of the loan must be paid in full by no later than the maturity date of October 31, 2024.
Other Long-Term Borrowings
In connection with the acquisition of Cantaloupe, the Company assumed debt of $1.8 million with an outstanding balance of $0.6 million and $0.8 million as of September 30, 2019 and June 30, 2019, respectively, comprised of: (i) $0.1 million and $0.2 million of promissory notes bearing an interest rate of 5% and maturing on April 5, 2020 with principal and interest payments due monthly; (ii) $0.4 million and $0.4 million of promissory notes bearing an interest rate of 10% and maturing on April 1, 2021 with principal and interest payments due quarterly; and (iii) $0.1 million and $0.1 million of promissory notes bearing an interest rate of 12% and maturing on December 15, 2019 with principal and interest payments due quarterly.
10. FAIR VALUE MEASUREMENTS
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
11. INCOME TAXES

For the three months ended September 30, 2019, the Company recorded an income tax provision of $59 thousand. As of September 30, 2019, the Company continued to record a full valuation against its deferred tax assets.  The income tax provision primarily relates to the Company's uncertain tax positions, as well as state income and franchise taxes. As of September 30, 2019, the Company had a total unrecognized income tax benefit of $0.2 million. The Company is actively working with the tax authorities related to the majority of this uncertain tax position and it is reasonably possible that a majority of the uncertain tax position will be settled within the next 12 months. The provision is based upon actual loss before income taxes for the three months ended September 30, 2019, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.

For the three months ended September 30, 2018, an income tax provision of $18 thousand was recorded, which primarily relates to state income and franchise taxes. The provision is based upon actual loss before income taxes for the three months ended September 30, 2018, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.
12. EQUITY
WARRANTS
The Company had 23,978 warrants outstanding as of September 30, 2019 and June 30, 2019, all of which were exercisable at $5.00 per share. The warrants have an expiration date of March 29, 2021.
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
In September 2018, the Company awarded stock options to 102 employees to purchase up to 400,000 shares of common stock at an exercise price of $8.75 which vest 1/3 each year.
The Company did not award any stock options during the quarter ended September 30, 2019.
The fair value of options granted during the three months ended September 30, 2018 was determined using the following assumptions:

Three months ended September 30,
2018
Expected volatility (percent)	58.4%
Expected life (years)	4.5
Expected dividends	0.0%
Risk-free interest rate (percent)	2.91%
Number of options granted	400,000
Weighted average exercise price	$8.75
Weighted average grant date fair value	$4.37
Stock based compensation related to all stock options for the three months ended September 30, 2019 was $0.2 million and $0.1 million for the three months ended September 30, 2018.
COMMON STOCK
On July 2, 2018, 6,677 shares were awarded to each non-employee director for a total of 40,062 shares. The shares vest on a monthly basis over the two year period following July 2, 2018.  The total expense recognized for these grants for the three months ended September 30, 2019 was $42 thousand and for the three months ended September 30, 2018 was $0.2 million.
LONG TERM INCENTIVE PLANS
The Company did not award any long-term stock incentive compensation to its executive officers during the 2019 fiscal year.
The Company had long-term stock incentive plans (“LTI”) in prior fiscal years for its then executive officers. Stock based compensation related to the LTI plans was as follows in the three months ended September 30, 2019 and 2018:

	Three months ended September 30,
($ in thousands)	2019	2018
FY18 LTI Plan	$8	$30
FY17 LTI Plan	—	26
Total	$8	$56
13. COMMITMENTS AND CONTINGENCIES

Eastern District of Pennsylvania Consolidated Shareholder Class Actions

As previously reported, various putative shareholder class actions had been filed in the United States District Court for the District of New Jersey against the Company, its chief executive officer and chief financial officer at the relevant time, its directors at the relevant time, and the investment banks who served as underwriters in the May 2018 follow-on public offering of the Company (the “Underwriters”). These complaints alleged violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These various actions were consolidated by the Court into one action (the “Consolidated Action”). On September 30, 2019, the Court granted the Motion to Transfer filed by the Company and its former chief executive officer, and transferred the Consolidated Action to the United States District Court for the Eastern District of Pennsylvania, Docket No. 19-cv-04565. On October 18, 2019, the Court entered an Order approving the parties’ stipulation which provided for the filing of an amended complaint by no later than November 20, 2019, a date for the defendants to respond thereto, and a briefing schedule, if necessary.

Chester County, Pennsylvania Class Action

As previously reported, a putative shareholder class action was filed against the Company, its chief executive officer and chief financial officer at the relevant time, its directors at the relevant time, and the Underwriters, in the Court of Common Pleas, Chester County, Pennsylvania, Docket No. 2019-04821-MJ. The complaint alleged violations of the Securities Act of 1933, as amended. As also previously reported, on September 20, 2019 the Court granted the defendants’ Petition for Stay and stayed the action until the Consolidated Action reaches a final disposition. On October 18, 2019, plaintiff filed an appeal to the Pennsylvania Superior Court from the Order granting defendants’ Petition for Stay, Docket No. 3100 EDA 2019.
14. SUBSEQUENT EVENTS
CEO resignation
On October 17, 2019, Stephen P. Herbert resigned as Chief Executive Officer (the "CEO") and as a member of the Company's Board of Directors. On the same date, the Company's Board of Directors appointed Donald W. Layden, Jr., as interim CEO of the Company. Mr. Layden has served as a member of the Company's Board of Directors since April 2019.
In the course of finalizing the severance package for our prior CEO, Stephen Herbert, we identified payments made on Mr. Herbert’s behalf to the Company’s business travel partner, American Express, prior to Mr. Herbert providing reimbursement to the Company.  These payments may be classified as loans.  The Company is in the process of arranging the final severance amounts to Mr. Herbert taking into account the outstanding balance of approximately $30,000.
Shareholder rights plan and dividend distribution
On October 18, 2019, the Company’s Board of Directors adopted a shareholder rights plan and declared a dividend distribution of one right on each outstanding share of the Company’s common stock. The rights plan will be put to a vote of shareholders at the next annual meeting, and will automatically terminate if approval is not obtained. If shareholder approval is obtained at the meeting, the shareholder rights plan will expire on October 18, 2020.
The rights will be exercisable only if a person or group acquires 15% or more of the Company’s outstanding common stock. If a shareholder's beneficial ownership of common stock as of the time of this announcement is at or above the 15% threshold, that shareholder's existing ownership percentage would be grandfathered, but the rights would become exercisable if at any time after this announcement the shareholder acquires beneficial ownership of additional shares. Each right will entitle shareholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $30.
If a person or group acquires 15% of the Company’s outstanding common stock, each right will entitle its holder (other than such person or members of such group) to purchase for $30, a number of Company common shares having a market value of twice such price. In addition, at any time after a person or group acquires 15% of the Company’s outstanding common stock, the Company’s Board of Directors may exchange one share of the Company’s common stock for each outstanding right (other than rights owned by such person or group, which would have become void).
Prior to the acquisition by a person or group of beneficial ownership of 15% of the Company’s common stock, the rights are redeemable for one cent per right at the option of the Board of Directors.
The dividend distribution was made to holders of record as of October 28, 2019, and was not taxable to shareholders.
2020 Long-Term Stock Incentive Plan
In October 2019, the Company's Board of Directors approved the Fiscal Year 2020 Long-Term Stock Incentive Plan which provides that each executive officer would be awarded shares of common stock of the Company in the event that certain metrics relating to the Company’s 2020 fiscal year would result in specified ranges of year-over-year percentage growth. The metrics are total number of connections as of June 30, 2020 as compared to total number of connections as of June 30, 2019 (40% weighting) and adjusted EBITDA earned during the 2020 fiscal year as compared to the adjusted EBITDA earned during the 2019 fiscal year (60% weighting). If none of the minimum threshold year-over-year percentage target goals are achieved, the executive officers would not be awarded any shares. Assuming the minimum threshold year-over-year percentage target goal would be achieved for a particular metric, the number of shares to be awarded for that metric would be determined on a pro rata basis, provided that the award would not exceed the maximum distinguished award for that metric (which in any event cannot exceed 150% of the executive officer’s target bonus award). Any shares awarded under the plan would vest as follows: one-third at the time of issuance; one-third on June 30, 2021; and one-third on June 30, 2022.

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

•	whether our suppliers would increase their prices, reduce their output or change their terms of sale;

•	the ability of the Company to sell to third party lenders all or a portion of our finance receivables, or to do so in a timely manner;

•
whether the appeal to the Nasdaq Listing and Hearing Review Council of the suspension of trading of the Company’s securities on The Nasdaq Stock Market LLC (“Nasdaq”) will be successful or result in the reinstatement of trading of the Company’s securities, or whether any listing application which may be filed by the Company to relist the Company’s securities on Nasdaq would be granted;

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, those described above or those discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the "2019 Form 10-K"). We cannot assure you that we have identified all the factors that create uncertainties. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Readers should not place undue reliance on forward-looking statements.
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
The Company generates revenue in multiple ways. During the three months ended September 30, 2019, we derived approximately 80% of our revenue from recurring license and transaction fees related to our ePort Connect service and approximately 20% of our revenue from equipment sales. Connections to our service stem from the sale or lease of our POS electronic payment devices, certified payment software, or the servicing of similar third-party installed POS terminals. Connections to the ePort Connect service are the most significant driver of the Company’s revenue, particularly the recurring revenue from license and transaction fees. Customers can obtain POS electronic payment devices from us in the following ways:

•	Purchasing devices directly from the Company or one of its authorized resellers;

•
Financing devices under the Company’s QuickStart Program, which are non-cancellable sixty month sales-type leases, through an unrelated equipment financing company, if available, or directly from the Company; and

•	Renting devices under the Company’s JumpStart Program, which are cancellable month-to-month operating leases.
As of September 30, 2019, highlights of the Company are below:

•	Headquarters in Malvern, Pennsylvania;

•	Over 120 employees;

•	Over 20,000 customers and approximately 1,215,000 connections to our service;

•	Three direct sales teams at the national, regional, and local customer-level and a growing number of OEMs and national distribution partners;

•	The Company’s fiscal year ends June 30th.
As indicated in our 2019 Form 10-K, as a result of our failure to comply with our periodic reporting obligations, on September 26, 2019, our securities were suspended from trading on Nasdaq and are currently quoted on the OTC Markets. On October 8, 2019, and pursuant to applicable Nasdaq rules, we filed an appeal to the Nasdaq Listing and Hearing Review Council from the Nasdaq Hearing Panel’s determination to delist the Company’s securities from trading. There can be no assurance that our appeal will be successful or result in the reinstatement of trading of the Company’s securities, or whether any listing application which may be filed by the Company to relist the Company’s securities on Nasdaq would be granted.
CRITICAL ACCOUNTING POLICIES

There have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.
Recent Accounting Pronouncements
See Note 2 to the interim Condensed Consolidated Financial Statements for a description of recent accounting pronouncements.

TRENDING QUARTERLY FINANCIAL DATA
The following tables show certain financial and non-financial data that management believes give readers insight into certain trends and relationships about the Company’s financial performance.
Five Quarter Select Key Performance Indicators including Connections

	As of and for the three months ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Connections:
Gross new connections	49,000	47,000	51,000	36,000	26,000
Net new connections	46,000	43,000	46,000	33,000	19,000
Total connections	1,215,000	1,169,000	1,126,000	1,080,000	1,047,000
Customers:
New customers added	900	825	925	650	800
Total customers	20,300	19,400	18,575	17,650	17,000
Volumes:
Total number of transactions (millions)	232.7	229.6	217.2	204.6	195.8
Total volume (millions)	$461.2	$453.0	$420.3	$392.2	$381.5
Financing structure of connections:
JumpStart	3.4%	10.1%	1.8%	7.8%	4.1%
QuickStart & all others (a)	96.6%	89.9%	98.2%	92.2%	95.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

a)	Includes credit sales with standard trade receivable terms.
Highlights of USAT’s connections for the quarter ended September 30, 2019 include:

•	46,000 additional net new connections during the quarter; and

•	1,215,000 total connections to our service compared to the same quarter last year of approximately 1,047,000 total connections to our service, an increase of 168,000 connections, or 16%.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Revenue and Gross Profit

	Three months ended September 30,		Percent Change
($ in thousands)	2019	2018
Revenue:
License and transaction fees	$33,833	$28,971	16.8%
Equipment sales	8,313	4,551	82.7%
Total Revenue	42,146	33,522	25.7%

Costs of sales:
Cost of services	21,646	18,544	16.7%
Cost of equipment	10,448	4,868	114.6%
Total costs of sales	32,094	23,412	37.1%

Gross profit:
License and transaction fees	12,187	10,427	16.9%
Equipment sales	(2,135)	(317)	573.5%
Total gross profit	$10,052	$10,110	(0.6)%
Revenue.  Total revenue increased $8.6 million for the three months ended September 30, 2019 compared to the same period in 2018.  The growth in total revenue resulted from a $4.9 million increase in license and transaction fee revenue for the three months ended September 30, 2019 compared to the same period in 2018, mostly driven by the increase in connection count which caused an increase in license fee and processing fees, and a $3.8 million increase in equipment revenue for the three months ended September 30, 2019 compared to the same period in 2018 driven by higher shipments compared to the same period last year.
Cost of sales. Cost of sales increased $8.7 million for nine months ended September 30, 2019 compared to the same period in 2018.  The increase was driven by a $3.1 million increase in cost of services driven by an increase in transaction processing costs commensurate with the increase in transaction processing fees for the quarter and a $5.6 million increase in cost of equipment sales, resulting from higher shipments compared to the same period last year.
Gross margin. Total gross margin decreased 6.3%, from 30.2% for the three months ended September 30, 2018 to 23.9% for the three months ended September 30, 2019.  The decrease was driven primarily by a lower equipment margin resulting from a large equipment sale made to a strategic customer during the current quarter, reflecting our strategy of using equipment sales as an enabler for driving longer-term, higher margin license and transaction fees. License and transaction processing margin remained consistent compared to the same period last year.
Operating Expenses

	Three months ended September 30,		Percent Change
Category ($ in thousands)	2019	2018
Selling, general and administrative expenses	$18,171	$9,450	92.3%
Investigation and restatement expenses	3,699	4,526	(18.3)%
Integration and acquisition costs	—	922	NM
Depreciation and amortization	1,022	1,133	(9.8)%
Total operating expenses	$22,892	$16,031	42.8%
____________
NM — not meaningful
Selling, general and administrative expenses.  Selling, general and administrative expenses increased approximately $8.7 million for the three months ended September 30, 2019, as compared to the same period in 2018.  This change was primarily driven by an increase in professional services costs primarily related to the Company's restatement project and related audit activities.

Investigation and restatement expenses. Investigation and restatement expenses were incurred beginning in the first quarter of fiscal year 2019 through the end of the first quarter of fiscal year 2020 in connection with the Audit Committee's investigation, the restatements of previously filed financial statements, bank consents, and the ongoing remediation of deficiencies in our internal control over financial reporting.
Integration and acquisition costs. Integration and acquisition costs were $0.9 million for the three months ended September 30, 2018 due to the completion of the Cantaloupe acquisition.
Depreciation and amortization.  Depreciation and amortization expense was consistent with the same period in 2018.
Other Income (Expense), Net

	Three months ended September 30,		Percent Change
($ in thousands)	2019	2018
Other income (expense):
Interest income	$467	$405	15.3%
Interest expense	(465)	(786)	(40.8)%
Total other income (expense), net	$2	$(381)	(100.5)%
Other income (expense), net.  Other income (expense), net decreased $0.4 million for the three months ended September 30, 2019 compared to the same period in 2018 due to the prepayments in fiscal year 2019 on the Term Loan which reduced the amount of interest expense to be recorded in fiscal year 2020.
Income Taxes

	Three months ended September 30,		Percent Change
($ in thousands)	2019	2018
Provision for income taxes	$(59)	$(18)	227.8%
Income taxes.  For the three months ended September 30, 2019, a tax provision of $59 thousand was recorded which primarily relates to the Company's uncertain tax positions, as well as state income and franchise taxes. As of September 30, 2019, the Company had a total unrecognized income tax benefit of $0.2 million. The Company is actively working with the tax authorities related to the majority of this uncertain tax position and it is reasonably possible that a majority of the uncertain tax position will be settled within the next 12 months. The provision is based upon actual loss before income taxes for the three months ended September 30, 2019, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.
For the three months ended September 30, 2018, a tax provision of $18 thousand was recorded which primarily relates to state income and franchise taxes. The provision is based upon actual loss before income taxes for the three months ended September 30, 2018, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.

Reconciliation of Net Loss to Adjusted EBITDA

	Three months ended September 30,
($ in thousands)	2019	2018
Net loss	$(12,897)	$(6,320)
Less: interest income	(467)	(405)
Plus: interest expense	465	786
Plus: income tax provision	59	18
Plus: depreciation expense	428	1,355
Plus: amortization expense	785	792
EBITDA	(11,627)	(3,774)
Plus: stock-based compensation	290	415
Plus: litigation related professional expenses	114	6
Plus: investigation and restatement expenses	3,699	4,526
Plus: integration and acquisition costs	—	922
Adjustments to EBITDA	4,103	5,869
Adjusted EBITDA	$(7,524)	$2,095
As used herein, Adjusted EBITDA represents net income (loss) before interest income, interest expense, income taxes, depreciation, amortization, non-recurring fees and charges that were incurred in connection with the acquisition and integration of businesses, non-recurring fees and charges that were incurred in connection with the Audit Committee investigation and financial statement restatement activities, class action litigation or activist related expenses, and stock-based compensation expense. We have excluded the non-cash expense, stock-based compensation, as it does not reflect our cash-based operations. We have excluded the non-recurring costs and expenses incurred in connection with business acquisitions in order to allow more accurate comparison of the financial results to historical operations. We have excluded the professional fees incurred in connection with the class action litigation or the activist related matters as well as the non-recurring costs and expenses related to the Audit Committee investigation and financial statement restatement activities because we believe that they represent charges that are not related to our operations. Adjusted EBITDA is a non-GAAP financial measure which is not required by or defined under GAAP (Generally Accepted Accounting Principles). We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision making. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including our net income or net loss or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with our net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of our profitability or net earnings. Adjusted EBITDA is presented because we believe it is useful to investors as a measure of comparative operating performance. Additionally, we utilize Adjusted EBITDA as a metric in our executive officer and management incentive compensation plans.

Reconciliation of Net Loss to Non-GAAP Net Income (Loss)

	Three months ended September 30,
($ in thousands)	2019	2018
Net loss	$(12,897)	$(6,320)
Non-GAAP adjustments:
Non-cash portion of income tax provision	5	4
Amortization expense	785	792
Stock-based compensation	290	415
Litigation related professional fees	114	6
Investigation and restatement expenses	3,699	4,526
Integration and acquisition costs	—	922
Non-GAAP net (loss) income	$(8,004)	$345
As used herein, non-GAAP net income (loss) represents GAAP net loss excluding costs or benefits relating to any non-cash portions of the Company’s income tax provision, amortization expense related to our acquisition-related intangibles, non-recurring fees and charges that were incurred in connection with the acquisition and integration of businesses, non-recurring fees and charges that were incurred in connection with the Audit Committee investigation and financial statement restatement activities, and class-action litigation or activist related expenses. Management believes that non-GAAP net income (loss) is an important measure of USAT’s business. Non-GAAP net income (loss) is a non-GAAP financial measure which is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Management believes that non-GAAP net loss is an important measure of the Company’s business. Management uses the aforementioned non-GAAP measure to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that this non-GAAP financial measure serves as a useful metric for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance. Additionally, the Company utilizes non-GAAP net income (loss) as a metric in its executive officer and management incentive compensation plans.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities was $0.2 million for the three months ended September 30, 2019 compared to cash used of $14.1 million in the same period in fiscal year 2018.  The change reflects a change in net expense for non-cash operating activities of $0.5 million, and net cash provided by the change in various operating assets and liabilities of $21.5 million. The change in operating assets and liabilities is primarily driven by the change of accounts receivable of $8.4 million and the change of accounts payable and accrued expenses of $13.1 million.
Cash used in investing activities was $0.4 million for the three months ended September 30, 2019 compared to cash used of $0.7 million in the same period in fiscal year 2018. The change was consistent between periods.
Cash used in financing activities was $1.8 million for the nine months ended September 30, 2019 compared to cash used of $0.9 million in the same period in fiscal year 2018. The change was primarily due to the Term Loan prepayment of $1.5 million made on September 30, 2019.
Sources and Uses of Cash
Due to the Company's delay in filing its periodic reports, between September 28, 2018, and September 30, 2019, the parties entered into various agreements to provide for the extension of the delivery of the Company’s financial information and related compliance certificates required under the terms of the credit agreement which are required to be delivered to the Lender by no later than October 31, 2019. In connection with these agreements, the Company incurred extension fees due to the lender, totaling $0.2 million, between September 28, 2018 and September 30, 2019. Additionally, during the quarter ended March 31, 2019 the Company prepaid $20.0 million of the balance outstanding under the Term Loan, $0.6 million of which was applied to the installment payment due on March 31, 2019 and the remainder of which was applied to the last repayment installment obligations due under the term loan. On September 30, 2019, the Company prepaid the remaining principal balance of the term loan of $1.5 million and agreed to permanently reduce the amount available under the Revolving Credit Facility to $10 million which represented the outstanding balance on the date thereof. The agreements also provide that the Company cannot incur additional borrowings on the Revolving Credit Facility without the Lender‘s prior consent. Further, the parties agreed that the applicable interest rate on the Revolving Credit Facility and Term Loan will be LIBOR plus 4% until such time as the Company delivers certain financial information required under the credit agreement. On October 31, 2019, the Company repaid the outstanding balance on the Revolving Credit Facility.
On March 29, 2019 and September 18, 2019, the Company obtained waivers of an event of default under the credit agreement. The event of default is the result of the Company having maintained deposits on account with a financial institution in excess of the amounts permitted by the credit agreement and not having transferred certain deposit accounts to the Lender. The waiver requires the Company to remedy the event of default by March 31, 2020 by which time the Company expects to be in compliance with the underlying covenant. Although as of September 30, 2019 the Company was not in compliance with the fixed charge coverage ratio and the total leverage ratio financial covenants under the credit agreement, pursuant to the September 30, 2019 extension agreement, the lender agreed that any such failure would not constitute an event of default pending the delivery to the lender of our financial statements and related compliance certificates by no later than October 31, 2019. The Company has classified all amounts outstanding under the Revolving Credit Facility and Term Loan as current liabilities as of September 30, 2019 and June 30, 2019.
Pursuant to a Stock Purchase Agreement dated October 9, 2019 between the Company and Antara Capital Master Fund LP (“Antara”), on October 9, 2019, the Company sold to Antara 3,800,000 shares of the Company’s common stock at a price of $5.25 per share for gross proceeds of $19,950,000. On October 9, 2019, the Company also entered into a commitment letter (“Commitment Letter”) with Antara, pursuant to which Antara committed to extend to the Company a $30.0 million senior secured term loan facility (“Term Facility”). On October 31, 2019, the Company entered into a Financing Agreement with Antara to draw $15.0 million on the Term Facility and agreed to draw an additional $15.0 million at any time between July 31, 2020 and April 30, 2021, subject to the terms of the Financing Agreement. The outstanding amount of the draws under the Term Facility bear interest at 9.75% per annum, payable monthly in arrears. The proceeds of the initial draw were used to repay the outstanding balance of the revolving line of credit loan due to JPMorgan Chase Bank, N.A. in the amount of $10.1 million, including accrued interest payable, and to pay transaction expenses, and the Company intends to utilize the balance for working capital and general corporate purposes. The outstanding principal amount of the loan must be paid in full by no later than the maturity date of October 31, 2024.
The Company has the following primary sources of capital available: (1) cash and cash equivalents on hand of $25.5 million as of September 30, 2019; (2) the cash which may be provided by operating activities in the 2020 fiscal year; (3) potential sales to third party lenders of all or a portion of our finance receivables; (4) gross cash proceeds of $19,950,000 from the issuance of our shares to Antara as referred to above; and (5) an aggregate amount of $30 million under the Term Facility as described above.
Management anticipates that during the remainder of the 2020 fiscal year, the Company would have to satisfy its sales tax liability estimated to be no more than $20.0 million, inclusive of accruing no more than an additional $4.0 million in the 2020 fiscal year. In addition, management has recently implemented efficiencies in working capital that are designed to increase our cash balances.
Therefore, the Company believes its existing cash and cash equivalents and available cash resources described above would provide sufficient capital resources to operate its anticipated business over the next 12 months.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our exposures to market risk have not changed materially since June 30, 2019. For quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” contained in our 2019 Form 10-K.
Item 4. Controls and Procedures.
(a) Disclosure Controls and Procedures
Our management evaluated, with the participation of our interim chief executive officer and interim chief financial officer, the effectiveness as of the end of the period covered by this Form 10-Q of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). We maintain disclosure controls and procedures to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, and that such information is accumulated and communicated to our management, including our interim chief executive officer and interim chief financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our interim chief executive officer and interim chief financial officer, has concluded that our disclosure controls and procedures were not effective as of the end of such period as a result of the material weaknesses in our internal control over financial reporting, which are described in Item 9A. of our 2019 Form 10-K.

(b) Changes in Internal Control over Financial Reporting

Other than the remediation actions disclosed in Item 9A. of the 2019 Form 10-K, there were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As discussed in Item 9A. of our 2019 Form 10-K, we have initiated a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting. These remedial procedures entailed significant changes in our internal control over financial reporting throughout the course of the fiscal year ended June 30, 2019 and were not complete as of September 30, 2019, and will continue through fiscal year 2020, with the goal to fully remediate all remaining material weaknesses by fiscal year end.
Part II - Other Information
Item 1. Legal Proceedings.

Eastern District of Pennsylvania Consolidated Shareholder Class Actions

As previously reported, various putative shareholder class actions had been filed in the United States District Court for the District of New Jersey against the Company, its chief executive officer and chief financial officer at the relevant time, its directors at the relevant time, and the investment banks who served as underwriters in the May 2018 follow-on public offering of the Company (the “Underwriters”). These complaints alleged violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These various actions were consolidated by the Court into one action (the “Consolidated Action”). On September 30, 2019, the Court granted the Motion to Transfer filed by the Company and its former chief executive officer, and transferred the Consolidated Action to the United States District Court for the Eastern District of Pennsylvania, Docket No. 19-cv-04565. On October 18, 2019, the Court entered an Order approving the parties’ stipulation which provided for the filing of an amended complaint by no later than November 20, 2019, a date for the defendants to respond thereto, and a briefing schedule, if necessary.

Chester County, Pennsylvania Class Action

As previously reported, a putative shareholder class action was filed against the Company, its chief executive officer and chief financial officer at the relevant time, its directors at the relevant time, and the Underwriters, in the Court of Common Pleas, Chester County, Pennsylvania, Docket No. 2019-04821-MJ. The complaint alleged violations of the Securities Act of 1933, as amended. As also previously reported, on September 20, 2019 the Court granted the defendants’ Petition for Stay and stayed the action until the Consolidated Action reaches a final disposition. On October 18, 2019, plaintiff filed an appeal to the Pennsylvania Superior Court from the Order granting defendants’ Petition for Stay, Docket No. 3100 EDA 2019.
Item 3. Defaults Upon Senior Securities.
There were no defaults on any senior securities. On August 1, 2019, an additional $334 thousand of dividends were accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of September 30, 2019 was $16.0 million. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Bylaws of the Company

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed with the SEC on November 12, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of September 30, 2019 and June 30, 2019, (2) the Consolidated Statements of Operations for the three-month periods ended September 30, 2019 and 2018, (3) the Consolidated Statements of Shareholders’ Equity for the three-month periods ended September 30, 2019 and 2018, (4) the Consolidated Statements of Cash Flows for the three-month periods ended September 30, 2019 and 2018, and (5) the Notes to Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date: November 12, 2019	/s/ Donald W. Layden, Jr.
Donald W. Layden, Jr.
Interim Chief Executive Officer

Date: November 12, 2019	/s/ Glen E. Goold
Glen E. Goold
Interim Chief Financial Officer