Form 10-Q/A
period 2018-09-30
USA TECHNOLOGIES INC
filed 2019-11-14
CIK 896429

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

USA TECHNOLOGIES, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends our Quarterly Report on Form 10-Q for the three months ended September 30, 2018, as filed with the U.S. Securities and Exchange Commission on October 9, 2019 (the “Original Filing” and the “Original Filing Date”).

This Amendment No. 1 is being filed to include additional discussion around the non-investigatory financial adjustments disclosed in Note 2, “Restatement of Consolidated Financial Statements” and to include the label “as restated” for the financial statements and tabular footnote disclosures impacted by the restatements discussed in the Original Filing. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have included the entire text of Part I, Item 1 in this Amendment No. 1.

Part II, Item 6. has been included herein to reflect new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed and furnished herewith, respectively. Because this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications pursuant to Section 302 have been omitted. Except as indicated in this Explanatory Note, no other changes were made to the Original Filing. This Amendment No. 1 speaks as of the Original Filing Date, and does not reflect events that may have occurred subsequent to the Original Filing Date.

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
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,
($ in thousands, except per share data)	2018	2017 (as restated)
Revenue:
License and transaction fees	$28,971	$19,397
Equipment sales	4,551	5,862
Total revenue	33,522	25,259

Costs of sales:
Cost of services	18,544	13,247
Cost of equipment	4,868	5,831
Total costs of sales	23,412	19,078

Gross profit	10,110	6,181

Operating expenses:
Selling, general and administrative	9,450	6,924
Investigation and restatement expenses	4,526	—
Integration and acquisition costs	922	762
Depreciation and amortization	1,133	245
Total operating expenses	16,031	7,931

Operating loss	(5,921)	(1,750)

Other income (expense):
Interest income	405	80
Interest expense	(786)	(473)
Total other expense, net	(381)	(393)

Loss before income taxes	(6,302)	(2,143)
Provision for income taxes	(18)	(28)

Net loss	(6,320)	(2,171)
Preferred dividends	(334)	(334)
Net loss applicable to common shares	$(6,654)	$(2,505)
Net loss per common share
Basic	$(0.11)	$(0.05)
Diluted	$(0.11)	$(0.05)
Weighted average number of common shares outstanding
Basic	60,053,912	47,573,364
Diluted	60,053,912	47,573,364
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

Three Month Period Ended September 30, 2017 (as restated)

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
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended September 30,
($ in thousands)	2018	2017 (as restated)
OPERATING ACTIVITIES:
Net loss	$(6,320)	$(2,171)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash stock based compensation	415	409
Gain on disposal of property and equipment	7	(18)
Non-cash interest and amortization of debt discount	22	17
Bad debt expense	509	168
Provision for inventory reserve	212	221
Depreciation and amortization	2,147	1,370
Excess tax benefits	—	67
Deferred income taxes	4	16
Changes in operating assets and liabilities:
Accounts receivable	(3,678)	(3,149)
Finance receivables, net	(63)	9,168
Inventory, net	1,707	(3,900)
Prepaid expenses and other assets	(220)	(103)
Accounts payable and accrued expenses	(8,665)	(1,490)
Deferred revenue	(210)	171
Income taxes payable	11	(55)
Net cash (used in) provided by operating activities	(14,122)	721

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(693)	(720)
Proceeds from sale of property and equipment, including rentals	30	45
Net cash used in investing activities	(663)	(675)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	42	—
Issuance of common stock in public offering, net	—	39,888
Repayment of capital lease obligations and long-term debt	(959)	(809)
Net cash (used in) provided by financing activities	(917)	39,079

Net (decrease) increase in cash and cash equivalents	(15,702)	39,125
Cash and cash equivalents at beginning of year	83,964	12,745
Cash and cash equivalents at end of period	$68,262	$51,870

Supplemental disclosures of cash flow information:
Interest paid in cash	$740	$431
Income taxes paid in cash	$—	$—
Supplemental disclosures of noncash financing and investing activities:
Equipment and software acquired under capital lease	$—	$227
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
INTERIM FINANCIAL INFORMATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s June 30, 2019 Annual Report on Form 10-K, which was filed on October 9, 2019 (the “Form 10-K”), and amended by Amendment No. 1 thereto (the “Form 10-K/A”), which has been filed concurrently with this Form 10-Q/A. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included.  Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019.  The balance sheet at June 30, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
Overview
Concurrently with the filing of this Form 10-Q/A, the Company filed the Form 10-K/A containing our audited consolidated financial statements for the fiscal years ended June 30, 2019 and 2018 as well as restatements of the following previously filed consolidated financial statements: (i) our audited consolidated financial statements for the fiscal year ended June 30, 2017; (ii) our selected financial data as of and for the fiscal years ended June 30, 2017, 2016 and 2015 contained in Item 6 of the Form 10-K; and (iii) our unaudited condensed consolidated financial statements for the fiscal quarters ended September 30, 2017 and 2016, December 31, 2017 and 2016, and March 31, 2018 and 2017 in Note 20, “Unaudited Quarterly Data” of the Notes to Consolidated Financial Statements.
We have not filed and do not intend to file amendments to any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatements of our consolidated financial statements. In addition, we have not filed and do not intend to file a separate Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Concurrent with this filing, we are filing Amendment No. 1 on Form 10-Q/A to our Quarterly Reports on Form 10-Q for each of the fiscal quarters ended December 31, 2018 and March 31, 2019 (together with the Original Filing, the “Fiscal Year 2019 Form 10-Qs”). We had not timely filed our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and the Fiscal Year 2019 Form

10-Qs as a result of the internal investigation of the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) and the subsequent restatement of certain of our prior period financial statements as more fully described below.
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

During the course of the restatement process and related reaudit of prior period financial statements, management performed a review of certain historical significant accounting policies, significant transactions, and the methodologies and assumptions underlying significant reserves. As a result, in addition to the adjustments resulting from the Audit Committee investigation described above, the Company also corrected for out of period adjustments and errors identified during management's review of significant accounts and transactions.

The significant account and transaction review adjustments referred to above were reflected where appropriate in the restatement of our fiscal year 2017 financial statements, in the restatement of our financial statements for the fiscal quarters and year-to-date ended September 30, 2016 and 2017, December 31, 2016 and 2017, and March 31, 2017 and 2018 appearing in Note 20 of the Form 10-K/A, and in the restated selected financial data for fiscal years 2015, 2016 and 2017 appearing in Item 6 of the Form 10-K, and primarily relate to the failure to maintain an effective control environment including ensuring that required accounting methodologies, policies and supporting documentation were in place and are primarily the result of:
•Since fiscal year 2014 the Company recognized a partial tax valuation allowance on its deferred tax assets. However, starting in fiscal year 2016 the Company should have recognized a full valuation allowance on its deferred tax assets.
•The Company historically inappropriately accounted for a fiscal year 2014 sale-leaseback transaction as an operating lease. The Company should have accounted for such transaction as a capital lease.
•The Company did not have effective processes and controls to recognize adequate reserves for sales-tax. In addition, the Company did not have effective processes to evaluate and estimate the Company’s reserves for bad debts, sales returns, and excess and obsolete inventory at the lower of cost or net realizable value. It was concluded that the previous processes were based on assumptions that were not sufficiently documented or supported.
•The Company previously capitalized certain sales commissions. The Company concluded that these costs did not meet the applicable criteria for capitalization and should have been expensed as incurred.
•The Company historically incorrectly classified its convertible preferred stock within shareholders’ equity on the Company’s consolidated balance sheets.
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

Three months ended September 30, 2017 (as restated)
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
At September 30, 2018 and June 30, 2018, credit quality indicators consisted of the following:

($ in thousands)	September 30, 2018	June 30, 2018
Performing	$17,911	$17,849
Nonperforming	7	12
Total	$17,918	$17,861

Age Analysis of Past Due Finance Receivables
As of September 30, 2018
($ in thousands)	Current	30 and Under Days Past Due	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater than 90 Days Past Due	Total Finance Receivables
QuickStart Leases	$17,465	$126	$44	$102	$181	$17,918

Age Analysis of Past Due Finance Receivables
As of June 30, 2018
($ in thousands)	Current	30 and Under Days Past Due	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater than 90 Days Past Due	Total Finance Receivables
QuickStart Leases	$17,609	$56	$7	$56	$133	$17,861

8. EARNINGS (LOSS) PER SHARE
The calculation of basic earnings (loss) per share (“EPS”) and diluted EPS are presented below:

	Three months ended September 30,
($ in thousands, except per share data)	2018	2017 (as restated)

Numerator for basic and diluted loss per share
Net loss	$(6,320)	$(2,171)
Preferred dividends	(334)	(334)
Net loss available to common shareholders	$(6,654)	$(2,505)

Denominator for basic loss per share - Weighted average shares outstanding	60,053,912	47,573,364
Effect of dilutive potential common shares	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	60,053,912	47,573,364

Basic loss per share	$(0.11)	$(0.05)
Diluted loss per share	$(0.11)	$(0.05)
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
10. DEBT AND OTHER FINANCING ARRANGEMENTS
The Company's debt and other financing arrangements as of September 30, 2018 and June 30, 2018 consisted of the following:

	As of September 30,	As of June 30,
($ in thousands)	2018	2018

Revolving Credit Facility	$10,000	$10,000
Term Loan	22,708	23,333
Other	2,355	2,689
Less: unamortized issuance costs	(242)	(256)
Total	34,821	35,766
Less: debt and other financing arrangements, current	(33,889)	(34,639)
Debt and other financing arrangements, noncurrent	$932	$1,127
Details of interest expense presented on the Condensed Consolidated Statements of Operations are as follows:

	Three months ended September 30,
($ in thousands)	2018	2017 (as restated)
Heritage Line of Credit	$—	$133
Revolving Credit Facility	175	—
Term Loan	350	—
Other interest expense	261	340
Total interest expense	$786	$473
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
The Company had long-term stock incentive plans (“LTI”) in prior fiscal years for its then executive officers. Stock based compensation related to the LTI plans was as follows in the three months ended September 30, 2018 and 2017:

	Three months ended September 30,
($ in thousands)	2018	2017 (as restated)
FY18 LTI Plan	$30	$50
FY17 LTI Plan	26	64
FY16 LTI Plan	—	9
Total	$56	$123
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
The Company is involved in various legal proceedings which are described in Item 1 of Part II of this Form 10-Q/A.
15. SUBSEQUENT EVENTS
For a discussion of the Company's significant subsequent events, please refer to the Form 10-K/A which has been filed concurrently with this Form 10-Q/A.

Part II - Other Information
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

101
The following financial information from our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2018, filed with the SEC on November 14, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of September 30, 2018 and June 30, 2018, (2) the Consolidated Statements of Operations for the three-month periods ended September 30, 2018 and 2017, (3) the Consolidated Statements of Shareholders’ Equity for the three-month period ended September 30, 2018, (4) the Consolidated Statements of Cash Flows for the three-month period ended September 30, 2018 and 2017, and (5) the Notes to Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date: November 14, 2019	/s/ Donald W. Layden, Jr.
Donald W. Layden, Jr.,
Interim Chief Executive Officer

Date: November 14, 2019	/s/ Glen E. Goold
Glen E. Goold
Interim Chief Financial Officer