Form 10-Q/A
period 2018-12-31
USA TECHNOLOGIES INC
filed 2019-11-14
CIK 896429

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

USA TECHNOLOGIES, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends our Quarterly Report on Form 10-Q for the three and six months ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission on October 9, 2019 (the “Original Filing” and the “Original Filing Date”).

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
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
($ in thousands, except per share data)	2018	2017 (as restated)	2018	2017 (as restated)
Revenue:
License and transaction fees	$29,837	$23,514	$58,808	$42,911
Equipment sales	4,569	8,018	9,120	13,880
Total revenue	34,406	31,532	67,928	56,791

Costs of sales:
Cost of services	19,575	14,356	38,119	27,603
Cost of equipment	5,588	8,004	10,456	13,835
Total costs of sales	25,163	22,360	48,575	41,438

Gross profit	9,243	9,172	19,353	15,353

Operating expenses:
Selling, general and administrative	10,931	9,005	20,381	15,929
Investigation and restatement expenses	7,188	—	11,714	—
Integration and acquisition costs	181	3,335	1,103	4,097
Depreciation and amortization	1,143	737	2,276	982
Total operating expenses	19,443	13,077	35,474	21,008

Operating loss	(10,200)	(3,905)	(16,121)	(5,655)

Other income (expense):
Interest income	381	324	786	404
Interest expense	(819)	(770)	(1,605)	(1,243)
Total other expense, net	(438)	(446)	(819)	(839)

Loss before income taxes	(10,638)	(4,351)	(16,940)	(6,494)
(Provision) benefit for income taxes	(19)	157	(37)	129

Net loss	(10,657)	(4,194)	(16,977)	(6,365)
Preferred dividends	—	—	(334)	(334)
Net loss applicable to common shares	$(10,657)	$(4,194)	$(17,311)	$(6,699)
Net loss per common share
Basic	$(0.18)	$(0.08)	$(0.29)	$(0.13)
Diluted	$(0.18)	$(0.08)	$(0.29)	$(0.13)
Weighted average number of common shares outstanding
Basic	60,059,936	52,150,106	60,056,924	49,861,735
Diluted	60,059,936	52,150,106	60,056,924	49,861,735
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

Six Month Period Ended December 31, 2017 (as restated)

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
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended December 31,
($ in thousands)	2018	2017 (as restated)
OPERATING ACTIVITIES:
Net loss	$(16,977)	$(6,365)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash stock based compensation	972	984
Gain on disposal of property and equipment	(29)	(80)
Non-cash interest and amortization of debt discount	45	94
Bad debt expense	1,308	382
Provision for inventory reserve	1,211	1,091
Depreciation and amortization	4,257	3,278
Excess tax benefits	—	67
Deferred income taxes	9	(159)
Changes in operating assets and liabilities:
Accounts receivable	4,312	(5,332)
Finance receivables, net	348	7,332
Inventory, net	284	(7,615)
Prepaid expenses and other assets	(1,588)	(2)
Accounts payable and accrued expenses	(11,095)	7,704
Deferred revenue	(201)	570
Income taxes payable	25	(40)
Net cash (used in) provided by operating activities	(17,119)	1,909

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(1,795)	(1,734)
Proceeds from sale of property and equipment, including rentals	82	157
Cash paid for acquisitions, net of cash acquired	—	(65,181)
Net cash used in investing activities	(1,713)	(66,758)

FINANCING ACTIVITIES:
Proceeds from collateralized borrowing from the transfer of finance receivables	—	1,075
Proceeds from exercise of common stock options	42	—
Payment of debt issuance costs	(53)	(445)
Proceeds from issuance of long-term debt	—	25,100
Proceeds from revolving credit facility	—	10,000
Issuance of common stock in public offering, net	—	39,888
Repayment of line of credit	—	(7,111)
Repayment of capital lease obligations and long-term debt	(1,928)	(1,043)
Net cash (used in) provided by financing activities	(1,939)	67,464

Net (decrease) increase in cash and cash equivalents	(20,771)	2,615
Cash and cash equivalents at beginning of year	83,964	12,745
Cash and cash equivalents at end of period	$63,193	$15,360

Supplemental disclosures of cash flow information:
Interest paid in cash	$1,503	$998
Income taxes paid in cash	$12	$3
Supplemental disclosures of noncash financing and investing activities:
Equity issued in connection with Cantaloupe Acquisition, net of post-working capital adjustment for retired shares	$—	$23,279
Equipment and software acquired under capital lease	$—	$227
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
We have not filed and do not intend to file amendments to any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatements of our consolidated financial statements. In addition, we have not filed and do not intend to file a separate Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Concurrent with this filing, we are filing Amendment No. 1 on Form 10-Q/A to our Quarterly Reports on Form 10-Q for each of the fiscal quarters ended September 30, 2018 and March 31, 2019 (together with the Original Filing, the “Fiscal Year 2019 Form 10-Qs”).

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

During the course of the restatement process and related reaudit of prior period financial statements, management performed a review of certain historical significant accounting policies, significant transactions, and the methodologies and assumptions underlying significant reserves. As a result, in addition to the adjustments resulting from the Audit Committee investigation described above, the Company also corrected for (i) out of period adjustments and errors related to the Company's acquisition and financial integration of Cantaloupe and (ii) out of period adjustments and errors identified during management's review of significant accounts and transactions that are not related to the Company’s acquisition and financial integration of Cantaloupe.
The acquisition and financial integration-related adjustments referred to in (i) above were reflected in the restatement of the financial statements for the fiscal quarters and year-to-date ended December 31, 2017 and March 31, 2018 contained in Note 20 of the Form 10-K/A, and relate to errors in the purchase accounting for our acquisition of Cantaloupe and errors in periods subsequent to the acquisition resulting from an ineffective integration of the financial systems and processes of the acquired entity with those of the Company. Such adjustments are primarily the result of:
•The Company previously recorded a conforming accounting policy adjustment in the Cantaloupe purchase price allocation to account for certain customer contracts as sales-type leases. Such adjustment was not recorded in accordance with Accounting Standards Codification 840, “Leases”. Further, the Company did not prepare and maintain adequate documentation and analyses to support the initial and ongoing accounting for such arrangements.
•The Company did not have effective processes and controls to recognize adequate reserves for sales-tax, inventory valuation and bad debts.
•The Company did not have effective controls to prevent or detect a data-entry error that resulted in duplicate sales order entries and related recognition of revenue in the accounting systems.
•The Company previously capitalized certain sales commissions. The Company concluded that these costs did not meet the applicable criteria for capitalization and should have been expensed as incurred.
•The Company previously issued shares of common stock as consideration for the acquisition of Cantaloupe and did not accurately record such shares at fair value based upon the closing price on the acquisition closing date.

The significant account and transaction review adjustments referred to in (ii) above were reflected where appropriate in the restatement of our fiscal year 2017 financial statements, in the restatement of our financial statements for the fiscal quarters and year-to-date ended September 30, 2016 and 2017, December 31, 2016 and 2017, and March 31, 2017 and 2018 appearing in Note 20 of the Form 10-K/A, and in the restated selected financial data for fiscal years 2015, 2016 and 2017 appearing in Item 6 of the Form 10-K, and primarily relate to the failure to maintain an effective control environment including ensuring that required accounting methodologies, policies and supporting documentation were in place. Such adjustments are not related to the Company’s acquisition and financial integration of Cantaloupe and are primarily the result of:
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

	Three months ended	Six months ended
($ in thousands, except per share data)	December 31, 2017 (as restated)
Revenue	$33,970	$64,859
Net loss attributable to USAT	(2,339)	(4,359)
Net loss attributable to USAT common shares	$(2,339)	$(4,693)
Net loss per share:
Basic	$(0.04)	$(0.09)
Diluted	$(0.04)	$(0.09)
Weighted average number of common shares outstanding:
Basic	53,619,921	53,584,368
Diluted	53,619,921	53,584,368
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
10. DEBT AND OTHER FINANCING ARRANGEMENTS
The Company's debt and other financing arrangements as of December 31, 2018 and June 30, 2018 consisted of the following:

	As of December 31,	As of June 30,
($ in thousands)	2018	2018

Revolving Credit Facility	$10,000	$10,000
Term Loan	22,083	23,333
Other, including capital lease obligations	2,011	2,689
Less: unamortized issuance costs	(227)	(256)
Total	33,867	35,766
Less: debt and other financing arrangements, current	(33,235)	(34,639)
Debt and other financing arrangements, noncurrent	$632	$1,127
Details of interest expense presented on the Condensed Consolidated Statements of Operations are as follows:

	Three months ended December 31,		Six months ended December 31,
($ in thousands)	2018	2017 (as restated)	2018	2017 (as restated)
Heritage Line of Credit	$—	$70	$—	$203
Revolving Credit Facility	181	44	356	44
Term Loan	352	243	702	243
Other interest expense	286	413	547	753
Total interest expense	$819	$770	$1,605	$1,243
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
The Company had long-term stock incentive plans (“LTI”) in prior fiscal years for its then executive officers. Stock based compensation related to the LTI plans was as follows in the three and six months ended December 31, 2018 and 2017:

	Three months ended December 31,		Six months ended December 31,
($ in thousands)	2018	2017 (as restated)	2018	2017 (as restated)
FY18 LTI Plan	$30	$68	$60	$118
FY17 LTI Plan	26	64	51	128
FY16 LTI Plan	—	9	—	19
Total	$56	$141	$111	$265
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

101
The following financial information from our Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2018, filed with the SEC on November 14, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of December 31, 2018 and June 30, 2018, (2) the Consolidated Statements of Operations for the three-month and six-month periods ended December 31, 2018 and 2017, (3) the Consolidated Statements of Shareholders’ Equity for the six-month period ended December 31, 2018, (4) the Consolidated Statements of Cash Flows for the six-month period ended December 31, 2018 and 2017, and (5) the Notes to Consolidated Financial Statements.

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