Form 10-Q/A
period 2019-03-31
USA TECHNOLOGIES INC
filed 2019-11-14
CIK 896429

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

USA TECHNOLOGIES, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends our Quarterly Report on Form 10-Q for the three and nine months ended March 31, 2019, as filed with the U.S. Securities and Exchange Commission on October 9, 2019 (the “Original Filing” and the “Original Filing Date”).

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
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
($ in thousands, except per share data)	2019	2018 (as restated)	2019	2018 (as restated)
Revenue:
License and transaction fees	$31,630	$25,381	$90,438	$68,292
Equipment sales	6,016	8,211	15,136	22,091
Total revenue	37,646	33,592	105,574	90,383

Costs of sales:
Cost of services	20,423	16,037	58,542	43,640
Cost of equipment	7,444	7,710	17,900	21,545
Total costs of sales	27,867	23,747	76,442	65,185

Gross profit	9,779	9,845	29,132	25,198

Operating expenses:
Selling, general and administrative	11,156	9,629	31,537	25,558
Investigation and restatement expenses	1,408	—	13,122	—
Integration and acquisition costs	24	1,677	1,127	5,774
Depreciation and amortization	1,083	1,105	3,359	2,087
Total operating expenses	13,671	12,411	49,145	33,419

Operating loss	(3,892)	(2,566)	(20,013)	(8,221)

Other income (expense):
Interest income	318	226	1,104	630
Interest expense	(913)	(863)	(2,518)	(2,106)
Total other expense, net	(595)	(637)	(1,414)	(1,476)

Loss before income taxes	(4,487)	(3,203)	(21,427)	(9,697)
(Provision) benefit for income taxes	(23)	(20)	(60)	109

Net loss	(4,510)	(3,223)	(21,487)	(9,588)
Preferred dividends	(334)	(334)	(668)	(668)
Net loss applicable to common shares	$(4,844)	$(3,557)	$(22,155)	$(10,256)
Net loss per common share
Basic	$(0.08)	$(0.07)	$(0.37)	$(0.20)
Diluted	$(0.08)	$(0.07)	$(0.37)	$(0.20)
Weighted average number of common shares outstanding
Basic	60,065,053	53,637,085	60,059,594	51,101,813
Diluted	60,065,053	53,637,085	60,059,594	51,101,813
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

Nine Month Period Ended March 31, 2018 (as restated)

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
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended March 31,
($ in thousands)	2019	2018 (as restated)
OPERATING ACTIVITIES:
Net loss	$(21,487)	$(9,588)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash stock based compensation	1,393	1,424
Gain on disposal of property and equipment	(39)	(99)
Non-cash interest and amortization of debt discount	286	118
Bad debt expense	1,537	510
Provision for inventory reserve	2,699	1,361
Depreciation and amortization	6,300	5,586
Excess tax benefits	—	67
Deferred income taxes	14	(154)
Changes in operating assets and liabilities:
Accounts receivable	(6,283)	(9,964)
Finance receivables, net	368	8,202
Sale of finance receivables	—	2,051
Inventory, net	(5,349)	(7,777)
Prepaid expenses and other assets	(1,545)	355
Accounts payable and accrued expenses	(3,866)	15,255
Deferred revenue	(316)	351
Income taxes payable	42	(30)
Net cash (used in) provided by operating activities	(26,246)	7,668

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(2,627)	(3,138)
Proceeds from sale of property and equipment, including rentals	103	252
Cash paid for acquisitions, net of cash acquired	—	(65,181)
Net cash used in investing activities	(2,524)	(68,067)

FINANCING ACTIVITIES:
Proceeds from collateralized borrowing from the transfer of finance receivables	—	1,075
Payment of debt issuance costs	(135)	(445)
Issuance of common stock in public offering, net	—	39,888
Proceeds from issuance of long-term debt	—	25,100
Proceeds from revolving credit facility	—	12,500
Repayment of revolving credit facility	—	(2,500)
Repayment of line of credit, net	—	(7,111)
Repayment of capital lease obligations and long-term debt	(22,313)	(3,751)
Cash used in retirement of common stock	—	(156)
Proceeds from exercise of common stock options	42	109
Net cash (used in) provided by financing activities	(22,406)	64,709

Net (decrease) increase in cash and cash equivalents	(51,176)	4,310
Cash and cash equivalents at beginning of year	83,964	12,745
Cash and cash equivalents at end of period	$32,788	$17,055

Supplemental disclosures of cash flow information:
Interest paid in cash	$2,321	$1,873
Income taxes paid in cash	$12	$5
Supplemental disclosures of noncash financing and investing activities:
Equity issued in connection with Cantaloupe Acquisition, net of post-working capital adjustment for retired shares	$—	$23,279
Settlement of collateralized borrowing from the sale of finance receivables	$—	$987
Equipment and software acquired under capital lease	$5	$227
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
We have not filed and do not intend to file amendments to any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatements of our consolidated financial statements. In addition, we have not filed and do not intend to file a separate Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Concurrent with this filing, we are filing Amendment No. 1 on Form 10-Q/A to our Quarterly Reports on Form 10-Q for each of the fiscal quarters ended September 30, 2018 and December 31, 2018 (together with the Original Filing, the “Fiscal Year 2019 Form 10-

Qs”). We had not timely filed our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and the Fiscal Year 2019 Form 10-Qs as a result of the internal investigation of the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) and the subsequent restatement of certain of our prior period financial statements as more fully described below.
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

	Three months ended	Nine months ended
($ in thousands, except per share data)	March 31, 2018 (as restated)
Revenue	$33,592	$98,451
Net loss attributable to USAT	(1,895)	(6,254)
Net loss attributable to USAT common shares	$(2,229)	$(6,922)
Net loss per share:
Basic	$(0.04)	$(0.13)
Diluted	$(0.04)	$(0.13)
Weighted average number of common shares outstanding:
Basic	53,637,085	53,601,684
Diluted	53,637,085	53,601,684
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
8. EARNINGS (LOSS) PER SHARE
The calculation of basic earnings (loss) per share (“EPS”) and diluted EPS are presented below:

	Three months ended March 31,
($ in thousands, except per share data)	2019	2018 (as restated)

Numerator for basic and diluted loss per share
Net loss	$(4,510)	$(3,223)
Preferred dividends	(334)	(334)
Net loss available to common shareholders	$(4,844)	$(3,557)

Denominator for basic loss per share - Weighted average shares outstanding	60,065,053	53,637,085
Effect of dilutive potential common shares	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	60,065,053	53,637,085

Basic loss per share	$(0.08)	$(0.07)
Diluted loss per share	$(0.08)	$(0.07)

	Nine months ended March 31,
($ in thousands, except per share data)	2019	2018 (as restated)

Numerator for basic and diluted loss per share
Net loss	$(21,487)	$(9,588)
Preferred dividends	(668)	(668)
Net loss available to common shareholders	$(22,155)	$(10,256)

Denominator for basic loss per share - Weighted average shares outstanding	60,059,594	51,101,813
Effect of dilutive potential common shares	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	60,059,594	51,101,813

Basic loss per share	$(0.37)	$(0.20)
Diluted loss per share	$(0.37)	$(0.20)
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
10. DEBT AND OTHER FINANCING ARRANGEMENTS
The Company's debt and other financing arrangements as of March 31, 2019 and June 30, 2018 consisted of the following:

	As of March 31,	As of June 30,
($ in thousands)	2019	2018

Revolving Credit Facility	$10,000	$10,000
Term Loan	2,083	23,333
Other, including capital lease obligations	1,639	2,689
Less: unamortized issuance costs	(8)	(256)
Total	13,714	35,766
Less: debt and other financing arrangements, current	(13,202)	(34,639)
Debt and other financing arrangements, noncurrent	$512	$1,127
Details of interest expense presented on the Condensed Consolidated Statements of Operations are as follows:

	Three months ended March 31,		Nine months ended March 31,
($ in thousands)	2019	2018 (as restated)	2019	2018 (as restated)
Heritage Line of Credit	$—	$—	$—	$203
Revolving Credit Facility	170	215	526	259
Term Loan	456	298	1,158	540
Other interest expense	287	350	834	1,104
Total interest expense	$913	$863	$2,518	$2,106
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
The Company had long-term stock incentive plans (“LTI”) in prior fiscal years for its then executive officers. Stock based compensation related to the LTI plans was as follows in the three and nine months ended March 31, 2019 and 2018:

	Three months ended March 31,		Nine months ended March 31,
($ in thousands)	2019	2018 (as restated)	2019	2018 (as restated)
FY18 LTI Plan	$30	$77	$91	$195
FY17 LTI Plan	17	64	68	192
FY16 LTI Plan	—	9	—	28
Total	$47	$150	$159	$415
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

101
The following financial information from our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2019, filed with the SEC on November 14, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of March 31, 2019 and June 30, 2018, (2) the Consolidated Statements of Operations for the three-month and nine-month periods ended March 31, 2019 and 2018, (3) the Consolidated Statements of Shareholders’ Equity for the nine-month period ended March 31, 2019, (4) the Consolidated Statements of Cash Flows for the nine-month period ended March 31, 2019 and 2018, and (5) the Notes to Consolidated Financial Statements.

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