Form 10-K/A
period 2019-06-30
USA TECHNOLOGIES INC
filed 2019-11-14
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K/A
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

USA TECHNOLOGIES, INC.

			PAGE
PART II
Item	8.	Financial Statements and Supplementary Data.	4
PART IV
Item	15.	Exhibits, Financial Statement Schedules.	6

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, as filed with the U.S. Securities and Exchange Commission on October 9, 2019 (the “Original Filing” and the “Original Filing Date”).

This Amendment No. 1 is being filed to include an explanatory paragraph pursuant to AS 2820: “Evaluating Consistency of Financial Statements” on BDO USA, LLP's “Report of Independent Registered Public Accounting Firm” referring to the financial statement restatements discussed in the Original Filing and to include additional discussion around the non-investigatory financial adjustments disclosed in Note 2, “Restatement of Consolidated Financial Statements”. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have included the entire text of Part II, Item 8 in this Amendment No. 1.

The inclusion of the explanatory paragraph to the report of BDO USA, LLP does not affect BDO USA, LLP’s unqualified opinion on the Company’s financial statements included in the Original Filing and Amendment No. 1 or on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019.

Part IV, Item 15 has been included herein to reflect a new Consent of BDO USA, LLP and new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed and furnished herewith, respectively. Because this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications pursuant to Section 302 have been omitted. Except as indicated in this Explanatory Note, no other changes were made to the Original Filing. This Amendment No. 1 speaks as of the Original Filing Date, and does not reflect events that may have occurred subsequent to the Original Filing Date.

PART II
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

Restatement to Correct 2017 Misstatements

As discussed in Note 2 to the consolidated financial statements, the 2017 consolidated financial statements have been restated to correct misstatements. The 2017 consolidated financial statements were originally audited by another independent registered public accounting firm (“auditor”) whose report dated August 22, 2017 was recalled by such auditor on February 1, 2019.

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
2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
Overview
This Annual Report on Form 10-K/A for the fiscal year ended June 30, 2019 contains our audited consolidated financial statements for the fiscal years ended June 30, 2019 and 2018, as well as restatements of the following previously filed consolidated financial statements: (i) our audited consolidated financial statements for the fiscal year ended June 30, 2017; (ii) our selected financial data as of and for the fiscal years ended June 30, 2017, 2016 and 2015 contained in Item 6 of this Form 10-K/A; and (iii) our unaudited consolidated financial statements for the fiscal quarters ended September 30, 2017 and 2016, December 31, 2017 and 2016, March 31, 2018 and 2017, and June 30, 2017 in Note 20, “Unaudited Quarterly Data” of the Notes to Consolidated Financial Statements.
We have not filed and do not intend to file amendments to any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatements of our consolidated financial statements. In addition, we have not filed and do not intend to file a separate Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Concurrent with this filing, we are filing our Quarterly Reports on Form 10-Q/A for each of the fiscal quarters ended September 30, 2018, December 31, 2018, and March 31, 2019 (the “Fiscal Year 2019 Form 10-Qs”). We have not timely filed our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and the Fiscal Year 2019 Form 10-Qs as a result of the internal investigation of the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) and the subsequent restatement of certain of our prior period financial statements as more fully described below.
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
The acquisition and financial integration-related adjustments referred to in (i) above were reflected in the restatement of the financial statements for the fiscal quarters and year-to-date ended December 31, 2017 and March 31, 2018 contained in Note 20 hereof, and relate to errors in the purchase accounting for our acquisition of Cantaloupe and errors in periods subsequent to the acquisition resulting from an ineffective integration of the financial systems and processes of the acquired entity with those of the Company. Such adjustments are primarily the result of:
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
The significant account and transaction review adjustments referred to in (ii) above were reflected where appropriate in the restatement of our fiscal year 2017 financial statements, in the restatement of our financial statements for the fiscal quarters and year-to-date ended September 30, 2016 and 2017, December 31, 2016 and 2017, and March 31, 2017 and 2018 appearing in Note 20 hereof, and in the restated selected financial data for fiscal years 2015, 2016 and 2017 appearing in Item 6 of this Form 10-K/A, and primarily relate to the failure to maintain an effective control environment including ensuring that required accounting methodologies, policies and supporting documentation were in place. Such adjustments are not related to the Company’s acquisition and financial integration of Cantaloupe and are primarily the result of:
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
On October 7, 2019, the Board of Directors of the Company, upon the recommendation of the Audit Committee, and based upon the non-investigatory adjustments referred to above, determined that the following financial statements previously issued by the Company should no longer be relied upon: (1) the audited consolidated financial statements for the fiscal year ended June 30, 2015; (2) the audited consolidated financial statements for the fiscal year ended June 30, 2016; and (3) the quarterly and year-to-date unaudited consolidated financial statements for September 30, 2016, December 31, 2016, and March 31, 2017.

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
Explanatory Note:
The Company is providing restated quarterly and year-to-date unaudited consolidated financial information for interim periods occurring within fiscal years ended June 30, 2017 and 2018 in order to comply with SEC requirements. Refer to Note 2 — "Restatement of Consolidated Financial Statements" for further background concerning the events preceding the restatement of financial information in this Form 10-K/A.
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

3.1.3	Third Amendment to Amended and Restated Articles of Incorporation of the Company filed on February 7, 2006 (Incorporated by reference to Exhibit 3.1.3 to Form 10‑K filed on September 30, 2013).

3.1.4	Fourth Amendment to Amended and Restated Articles of Incorporation of the Company filed on July 25, 2007. (Incorporated by reference to Exhibit 3.1.3 to Form 10‑K filed September 24, 2008).

3.1.5	Fifth Amendment to Amended and Restated Articles of Incorporation of the Company filed on March 6, 2008. (Incorporated by reference to Exhibit 3.1.4 to Form 10‑K filed September 24, 2008).

3.2**	Amended and Restated By-Laws of the Company dated as of April 5, 2019.

4.1	Warrant dated March 29, 2016 in favor of Heritage Bank of Commerce (Incorporated by reference to Exhibit 4.2 to Form 10-K filed on September 13, 2016).

4.2**	Description of Securities.

10.1	Form of Indemnification Agreement between the Company and each of its officers and directors (Incorporated by reference to Exhibit 10.1 to Form 10‑Q filed May 15, 2007).

10.2	USA Technologies, Inc. 2013 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6 to Form 10‑K filed on September 30, 2013).

10.3	USA Technologies, Inc. 2014 Stock Option Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on form DEF 14A filed on May 15, 2014).

10.4	USA Technologies, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on May 15, 2015).

10.4.1	USA Technologies, Inc. 2018 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 2, 2018).

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

10.8.1	Separation Agreement and Release by and between the Company and Mandeep Arora dated April 14, 2018 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 19, 2018).

10.9**	Employment, Non-Interference, Non-Solicitation, Non-Competition and Invention Assignment Agreement by and between the Company and Anant Agrawal dated November 9, 2017.

10.9.1**	First Amendment to Employment, Non-Interference, Non-Solicitation, Non-Competition and Invention Assignment Agreement by and between the Company and Anant Agrawal dated February 25, 2018.

10.9.2**	Second Amendment to Employment, Non-Interference, Non-Solicitation, Non-Competition and Invention Assignment Agreement by and between the Company and Anant Agrawal dated August 7, 2019.

10.10	Letter agreement dated January 24, 2019, by and between the Company and Glen E. Goold (Incorporated by reference to Exhibit 10.1 to Form 8-K filed January 28, 2019).

10.10.1	Amendment to letter agreement dated May 14, 2019, by and between the Company and Glen E. Goold (Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 20, 2019).

10.11	Employment Agreement dated March 27, 2019, by and between the Company and James M. Pollock (Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 3, 2019).

10.12	Employment Agreement dated May 3, 2019, by and between the Company and Matthew W. McConnell (Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 23, 2019).

10.12.1	Amendment to Employment Agreement dated May 17, 2019, between the Company and Matthew W. McConnell (Incorporated by reference to Exhibit 10.2 to Form 8-K filed May 23, 2019).

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

10.14.2**	Second Amendment to Mastercard Acceptance Agreement by and between the Company and Mastercard International Incorporated dated July 13, 2015.

10.14.3**	Third Amendment to Mastercard Acceptance Agreement by and between the Company and Mastercard International Incorporated dated July 17, 2018.

10.15
Third Party Payment Processor Agreement dated April 24, 2015 by and among the Company, JPMorgan Chase Bank, N.A. and Paymentech, LLC (Incorporated by reference to Exhibit 10.46 to Form 10‑K filed September 30, 2015) (Portions of this exhibit were redacted pursuant to a confidential treatment request).

10.15.1**	Integrator Amendment (2018) to Third Party Payment Processor Agreement dated October 22, 2018 by and among the Company, JPMorgan Chase Bank, N.A. and Paymentech, LLC.

10.16**	Merchant Processing Agreement dated April 6, 2018 by and among Cantaloupe Systems, Inc., and Heartland Payment Systems, Inc.

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

10.18**	Stock Purchase Agreement dated October 9, 2019 by and between the Company and Antara Capital Master Fund LP.

10.19**	Registration Rights Agreement dated October 9, 2019 by and between the Company and Antara Capital Master Fund LP.

10.20**	Debt Commitment Letter dated October 9, 2019 by and between the Company and Antara Capital Master Fund LP.

21	List of significant subsidiaries of the Company (Incorporated by reference to Exhibit 21 to Form S‑1 filed on May 9, 2018).

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

31.1*	Certifications of Chief Executive Officer pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934.

31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934.

32.1*	Certification by the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
______________________________________

*	Filed herewith.
** Included in the Form 10-K for the year ended June 30, 2019 filed on October 9, 2019.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA TECHNOLOGIES, INC

By: /s/ Donald W. Layden, Jr.
Date: November 14, 2019	Donald W. Layden, Jr., Interim Chief Executive Officer