Form 10-Q/A
period 2019-09-30
USA TECHNOLOGIES INC
filed 2020-02-18
CIK 896429

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

USA TECHNOLOGIES, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends our Quarterly Report on Form 10-Q for the three months ended September 30, 2019, as filed with the U.S. Securities and Exchange Commission on November 12, 2019 (the “Original Filing” and the “Original Filing Date”). Amendment No. 1 includes restatement of the following previously filed condensed consolidated unaudited financial statements and data (and related disclosures): (1) the condensed consolidated balance sheet as of September 30, 2019 and the condensed consolidated statements of operations, shareholders' equity and cash flows for the three months ended September 30, 2019; and (2) our management’s discussion and analysis of financial condition and results of operations as of and for the three months ended September 30, 2019, located in Part I Item 2 of this Form 10-Q. On February 14, 2020, the Board of Directors (the “Board”) of USA Technologies, Inc. (the “Company”), upon the recommendation of the Audit Committee of the Board (the “Audit Committee”), and following discussions with management, determined that the Company’s unaudited consolidated financial statements for the three months ended September 30, 2019 should no longer be relied upon.

The determination of the Board to restate the above-referenced financial statements was based upon certain errors that were identified by management during the course of preparing the Company’s financial statements for the fiscal quarter ended December 31, 2019. The Company identified certain adjustments that are required to be made to its financial statements. These adjustments primarily consist of the following: (i) incorrect allocation of transaction price between equipment revenues and license and transaction fees in connection with a customer contract which resulted in the inappropriate deferral of equipment revenues on hardware devices shipped during the three months ended June 30, 2019 and the three months ended September 30, 2019; and (ii) inaccurate accounting treatment of the leasing/rental contracts of its wholly-owned subsidiary,  Cantaloupe Systems, Inc., relating primarily to the fiscal year ended June 30, 2019 and the three months ended September 30, 2019, which affected cost of sales, inventory and property, plant and equipment. These adjustments do not relate to the Audit Committee’s internal investigation which was substantially completed in January 2019. The Company has concluded that the effects of these adjustments and other accumulated misstatements were not material individually or in the aggregate to any interim or annual period prior to fiscal year 2020. See Note 2, Restatement and Revision of Prior Period Financial Statements in Part I, Item 1. of this Form 10-Q for a detailed discussion of the effect of the restatement.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have included the entire text of Part I, Item 1., Item 2., and Item 4. in this Amendment No. 1.

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

Part I. Financial Information
Item 1. Consolidated Financial Statements
USA Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

($ in thousands)	September 30, 2019 (as restated)	June 30, 2019

Assets
Current assets:
Cash and cash equivalents	$25,540	$27,464
Accounts receivable, less allowance of $4,972 and $4,866, respectively	18,728	21,906
Finance receivables, net	7,445	6,727
Inventory, net	9,469	11,273
Prepaid expenses and other current assets	1,808	1,558
Total current assets	62,990	68,928

Non-current assets:
Finance receivables due after one year, net	12,379	12,642
Other assets	2,015	2,099
Property and equipment, net	9,122	9,590
Operating lease right-of-use assets	6,514	—
Intangibles, net	25,387	26,171
Goodwill	63,945	63,945
Total non-current assets	119,362	114,447

Total assets	$182,352	$183,375

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$28,555	$27,584
Accrued expenses	29,140	23,351
Capital lease obligations and current obligations under long-term debt	10,826	12,497
Income taxes payable	252	254
Deferred revenue	1,649	1,681
Total current liabilities	70,422	65,367

Long-term liabilities:
Deferred income taxes	76	71
Capital lease obligations and long-term debt, less current portion	184	276
Operating lease liabilities, non-current	5,327	—
Accrued expenses, less current portion	—	100
Total long-term liabilities	5,587	447

Total liabilities	$76,009	$65,814
Commitments and contingencies (Note 14)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preferences of $20,444 and $20,111 at September 30, 2019 and June 30, 2019, respectively	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—
Common stock, no par value, 640,000,000 shares authorized, 60,008,481 shares issued and outstanding at September 30, 2019 and June 30, 2019	377,143	376,853
Accumulated deficit	(273,938)	(262,430)
Total shareholders’ equity	103,205	114,423
Total liabilities, convertible preferred stock and shareholders’ equity	$182,352	$183,375
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,
($ in thousands, except per share data)	2019 (as restated)	2018
Revenue:
License and transaction fees	$34,609	$28,671
Equipment sales	8,750	5,097
Total revenue	43,359	33,768

Costs of sales:
Cost of services	22,089	18,372
Cost of equipment	9,854	4,338
Total costs of sales	31,943	22,710

Gross profit	11,416	11,058

Operating expenses:
Selling, general and administrative	18,107	9,450
Investigation and restatement expenses	3,565	4,526
Integration and acquisition costs	—	922
Depreciation and amortization	1,022	1,133
Total operating expenses	22,694	16,031

Operating loss	(11,278)	(4,973)

Other income (expense):
Interest income	294	489
Interest expense	(465)	(786)
Total other income (expense), net	(171)	(297)

Loss before income taxes	(11,449)	(5,270)
Provision for income taxes	(59)	(18)

Net loss	(11,508)	(5,288)
Preferred dividends	(334)	(334)
Net loss applicable to common shares	$(11,842)	$(5,622)
Net loss per common share
Basic	$(0.20)	$(0.09)
Diluted	$(0.20)	$(0.09)
Weighted average number of common shares outstanding
Basic	60,096,852	60,053,912
Diluted	60,096,852	60,053,912
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

Three Month Period Ended September 30, 2019 (as restated)

	Common Stock		Accumulated Deficit	Total
($ in thousands)	Shares	Amount
Balance, June 30, 2019	60,008,481	$376,853	$(262,430)	$114,423
Stock based compensation	—	290	—	290
Net loss	—	—	(11,508)	(11,508)
Balance, September 30, 2019	60,008,481	$377,143	$(273,938)	$103,205

Three Month Period Ended September 30, 2018

	Common Stock		Accumulated Deficit	Total
($ in thousands)	Shares	Amount
Balance, June 30, 2018	59,998,811	$375,436	$(232,748)	$142,688
Cumulative effect adjustment for ASC 606 adoption	—	—	200	200
Stock based compensation	13,344	370	—	370
Net loss	—	—	(5,288)	(5,288)
Balance, September 30, 2018	60,012,155	$375,806	$(237,836)	$137,970
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended September 30,
($ in thousands)	2019 (as restated)	2018
OPERATING ACTIVITIES:
Net loss	$(11,508)	$(5,288)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash stock based compensation	290	415
Gain on disposal of property and equipment	(15)	7
Non-cash interest and amortization of debt discount	338	22
Bad debt expense	(110)	509
Provision for inventory reserve	574	212
Depreciation and amortization	1,656	1,975
Non-cash lease expense	491	—
Deferred income taxes	5	4
Changes in operating assets and liabilities:
Accounts receivable	3,286	(3,663)
Finance receivables, net	(454)	(409)
Inventory, net	1,232	1,707
Prepaid expenses and other assets	(412)	(220)
Accounts payable and accrued expenses	5,290	(8,665)
Operating lease liabilities	(399)	—
Deferred revenue	(33)	(210)
Income taxes payable	(2)	11
Net cash provided by (used in) operating activities	229	(13,593)

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(420)	(1,222)
Proceeds from sale of property and equipment, including rentals	30	30
Net cash used in investing activities	(390)	(1,192)

FINANCING ACTIVITIES:
Repayment of capital lease obligations and long-term debt	(1,763)	(959)
Proceeds from exercise of common stock options	—	42
Net cash used in financing activities	(1,763)	(917)

Net (decrease) increase in cash and cash equivalents	(1,924)	(15,702)
Cash and cash equivalents at beginning of year	27,464	83,964
Cash and cash equivalents at end of period	$25,540	$68,262

Supplemental disclosures of cash flow information:
Interest paid in cash	$205	$740
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
At September 30, 2019, the Company had $25.5 million in cash and a working capital deficit of $7.4 million. As noted in Note 10, as of September 30, 2019, the Company was not in compliance with the fixed charge coverage ratio and the total leverage ratio of its Revolving Credit Facility, which represents an event of default under the credit agreement. As a result, the Company has classified all amounts outstanding ($10.0 million) under these credit facilities as current liabilities. Additionally, as of September 30, 2019, the Company identified sales tax liabilities and related interest in the aggregate amount of $18.0 million. Also, the Company has reported aggregate net losses of $48.6 million for the three year period ended June 30, 2019. The working capital deficit and prior period net loss information have been revised. Refer to Note 2 - Restatement and Revision of Prior Period Financial Statements.

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

2. RESTATEMENT AND REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS
Overview
This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the three months ended September 30, 2019 and includes restatement of the following previously filed condensed consolidated unaudited financial statements and data (and related disclosures): the condensed consolidated balance sheet as of September 30, 2019 and the condensed consolidated statements of operations, shareholders' equity and cash flows for the three months ended September 30, 2019. On February 14, 2020, the Board of Directors (the “Board”) of USA Technologies, Inc. (the “Company”), upon the recommendation of the Audit Committee of the Board (the “Audit Committee”), and following discussions with management, determined that the Company’s unaudited consolidated financial statements for the three months ended September 30, 2019 should no longer be relied upon.
Background

During the course of preparing its financial statements for the three months ended December 31, 2019, the Company identified certain adjustments that are required to be made to its previously filed historical financial statements. These adjustments primarily consist of the following: (i) incorrect allocation of transaction price between equipment revenues and license and transaction fees in connection with a customer contract which resulted in the inappropriate deferral of equipment revenues on hardware devices shipped during the three months ended June 30, 2019 and the three months ended September 30, 2019; and (ii) inaccurate accounting treatment of the leasing/rental contracts of its wholly-owned subsidiary,  Cantaloupe Systems, Inc., relating primarily to the fiscal year ended June 30, 2019 and the three months ended September 30, 2019, which affected cost of sales, inventory and property, plant and equipment. These adjustments do not relate to the Audit Committee’s internal investigation which was substantially completed in January 2019. In addition, the Company identified other miscellaneous immaterial adjustments relating to the inaccurate accounting for: a customer rebate; certain accrued expenses; timing of hardware revenue recognition for a specific contract; timing of recognition for activation revenue; and timing of recognition for certain license and transaction fees.

Restatement
The financial statement adjustments are material to, and therefore require restatement of, the Company's previously reported financial statements as of and for the three months ended September 30, 2019. The tables below present the effect of the financial statement adjustments of the Company's previously reported financial statements as of and for the three months ended September 30, 2019.

The effect of the restatement on the previously filed condensed consolidated balance sheet as of September 30, 2019 is as follows:

	As of September 30, 2019
($ in thousands)	As Previously Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$25,540	$—	$25,540
Accounts receivable, less allowance of $4,972	17,120	1,608	18,728
Finance receivables, net	7,216	229	7,445
Inventory, net	9,344	125	9,469
Prepaid expenses and other current assets	1,808	—	1,808
Total current assets	61,028	1,962	62,990

Non-current assets:
Finance receivables due after one year, net	12,710	(331)	12,379
Other assets	1,811	204	2,015
Property and equipment, net	7,697	1,425	9,122
Operating lease right-of-use assets	6,514	—	6,514
Intangibles, net	25,387	—	25,387
Goodwill	64,149	(204)	63,945
Total non-current assets	118,268	1,094	119,362

Total assets	$179,296	$3,056	$182,352

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$27,453	1,102	$28,555
Accrued expenses	29,245	(105)	29,140
Capital lease obligations and current obligations under long-term debt	10,826	—	10,826
Income taxes payable	252	—	252
Deferred revenue	2,949	(1,300)	1,649
Total current liabilities	70,725	(303)	70,422

Long-term liabilities:
Deferred income taxes	76	—	76
Capital lease obligations and long-term debt, less current portion	184	—	184
Operating lease liabilities, non-current	5,327	—	5,327
Total long-term liabilities	5,587	—	5,587

Total liabilities	$76,312	$(303)	$76,009
Commitments and contingencies
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $20,444	3,138	—	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—	—
Common stock, no par value, 640,000,000 shares authorized, 60,008,481 shares issued and outstanding	377,143	—	377,143
Accumulated deficit	(277,297)	3,359	(273,938)
Total shareholders’ equity	99,846	3,359	103,205
Total liabilities, convertible preferred stock and shareholders’ equity	$179,296	$3,056	$182,352

The effect of the restatement on the previously filed condensed consolidated statement of operations for the three months ended September 30, 2019 is as follows:

	Three months ended September 30, 2019
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Restated

Revenue:
License and transaction fees	$33,833	$776	$34,609
Equipment sales	8,313	437	8,750
Total revenue	42,146	1,213	43,359

Costs of sales:
Cost of services	21,646	443	22,089
Cost of equipment	10,448	(594)	9,854
Total costs of sales	32,094	(151)	31,943
Gross profit	10,052	1,364	11,416

Operating expenses:
Selling, general and administrative	18,171	(64)	18,107
Investigation and restatement expenses	3,699	(134)	3,565
Depreciation and amortization	1,022	—	1,022
Total operating expenses	22,892	(198)	22,694
Operating income (loss)	(12,840)	1,562	(11,278)

Other income (expense):
Interest income	467	(173)	294
Interest expense	(465)	—	(465)
Total other income (expense), net	2	(173)	(171)

Loss before income taxes	(12,838)	1,389	(11,449)
Provision for income taxes	(59)	—	(59)

Net loss	(12,897)	1,389	(11,508)
Preferred dividends	(334)	—	(334)
Net loss applicable to common shares	$(13,231)	$1,389	$(11,842)
Net loss per common share
Basic	$(0.22)	$0.02	$(0.20)
Diluted	$(0.22)	$0.02	$(0.20)
Weighted average number of common shares outstanding
Basic	60,096,852	—	60,096,852
Diluted	60,096,852	—	60,096,852

The effect of the restatement on the previously filed condensed consolidated statement of cash flows for the three months ended September 30, 2019 is as follows:

	Three months ended September 30, 2019
($ in thousands)	As Previously Reported	Adjustments	As Restated

OPERATING ACTIVITIES:
Net loss	$(12,897)	$1,389	$(11,508)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash stock based compensation	290	—	290
Gain on disposal of property and equipment	(15)	—	(15)
Non-cash interest and amortization of debt discount	338	—	338
Bad debt expense	(110)	—	(110)
Provision for inventory reserve	574	—	574
Depreciation and amortization	1,213	443	1,656
Non-cash lease expense	491	—	491
Deferred income taxes	5	—	5
Changes in operating assets and liabilities:
Accounts receivable	4,677	(1,391)	3,286
Finance receivables, net	(384)	(70)	(454)
Inventory, net	992	240	1,232
Prepaid expenses and other current assets	(412)	—	(412)
Accounts payable and accrued expenses	4,459	831	5,290
Operating lease liabilities	(399)	—	(399)
Deferred revenue	1,409	(1,442)	(33)
Income taxes payable	(2)	—	(2)
Net cash provided by operating activities	229	—	229

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(420)	—	(420)
Proceeds from sale of property and equipment, including rentals	30	—	30
Net cash used in investing activities	(390)	—	(390)

FINANCING ACTIVITIES:
Repayment of capital lease obligations and long-term debt	(1,763)	—	(1,763)
Net cash used in financing activities	(1,763)	—	(1,763)

Net decrease in cash and cash equivalents	(1,924)	—	(1,924)
Cash and cash equivalents at beginning of year	27,464	—	27,464
Cash and cash equivalents at end of period	$25,540	$—	$25,540
Revision
In addition, the Company analyzed the impact of the aforementioned adjustments on the financial statements for the interim and annual periods prior to fiscal year 2020 and concluded a correction of the errors would not be material to any individual period prior to fiscal year 2020, taking into account the requirements of ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 270 Interim Financial Reporting, ASC Topic 250-S99-1, Assessing Materiality, and ASC Topic 250-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. In accordance with the authoritative guidance, management evaluated the materiality of the adjustments from a quantitative and qualitative perspective. Based on such evaluation, the Company concluded that the effects of these adjustments and other accumulated misstatements were not material individually or in the aggregate to any interim or annual period prior to fiscal year 2020. However, correcting the cumulative impact of the misstatements would be material to our results of operations for the three months ended December 31, 2019 and fiscal year 2020. Accordingly, in this filing, the Company has revised the prior period interim and annual financial information for fiscal year 2019 to reflect the correction of these adjustments and other accumulated misstatements.

The effect of the revision on the previously filed consolidated balance sheet as of June 30, 2019 is as follows:

	As of June 30, 2019
($ in thousands)	As Previously Reported	Adjustments	As Revised

Assets
Current assets:
Cash and cash equivalents	$27,464	$—	$27,464
Accounts receivable, less allowance of $4,866	21,712	194	21,906
Finance receivables, net	6,260	467	6,727
Inventory, net	10,908	365	11,273
Prepaid expenses and other current assets	1,558	—	1,558
Total current assets	67,902	1,026	68,928

Non-current assets:
Finance receivables due after one year, net	11,596	1,046	12,642
Other assets	2,099	—	2,099
Property and equipment, net	9,180	410	9,590
Intangibles, net	26,171	—	26,171
Goodwill	64,149	(204)	63,945
Total non-current assets	113,195	1,252	114,447

Total assets	$181,097	$2,278	$183,375

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$27,511	73	$27,584
Accrued expenses	23,258	93	23,351
Capital lease obligations and current obligations under long-term debt	12,497	—	12,497
Income taxes payable	254	—	254
Deferred revenue	1,539	142	1,681
Total current liabilities	65,059	308	65,367

Long-term liabilities:
Deferred income taxes	71	—	71
Capital lease obligations and long-term debt, less current portion	276	—	276
Accrued expenses, less current portion	100	—	100
Total long-term liabilities	447	—	447

Total liabilities	$65,506	$308	$65,814
Commitments and contingencies
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $20,111	3,138	—	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—	—
Common stock, no par value, 640,000,000 shares authorized, 60,008,481 shares issued and outstanding	376,853	—	376,853
Accumulated deficit	(264,400)	1,970	(262,430)
Total shareholders’ equity	112,453	1,970	114,423
Total liabilities, convertible preferred stock and shareholders’ equity	$181,097	$2,278	$183,375

The effect of the revision on the previously filed consolidated statements of operations for the three and twelve months ended June 30, 2019 is as follows:

	Three months ended June 30, 2019			Year ended June 30, 2019
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised

Revenue:
License and transaction fees	$33,116	$(127)	$32,989	$123,554	$(646)	$122,908
Equipment sales	5,109	410	5,519	20,245	1,313	21,558
Total revenue	38,225	283	38,508	143,799	667	144,466

Costs of sales:
Cost of services	21,943	(104)	21,839	80,485	(505)	79,980
Cost of equipment	7,295	(365)	6,930	25,195	(894)	24,301
Total costs of sales	29,238	(469)	28,769	105,680	(1,399)	104,281
Gross profit	8,987	752	9,739	38,119	2,066	40,185

Operating expenses:
Selling, general and administrative	15,531	(41)	15,490	47,068	(41)	47,027
Investigation and restatement expenses	2,317	134	2,451	15,439	134	15,573
Integration and acquisition costs	211	—	211	1,338	—	1,338
Depreciation and amortization	1,071	—	1,071	4,430	—	4,430
Total operating expenses	19,130	93	19,223	68,275	93	68,368
Operating loss	(10,143)	659	(9,484)	(30,156)	1,973	(28,183)

Other income (expense):
Interest income	278	32	310	1,382	173	1,555
Interest expense	(474)	—	(474)	(2,992)	—	(2,992)
Total other expense, net	(196)	32	(164)	(1,610)	173	(1,437)

Loss before income taxes	(10,339)	691	(9,648)	(31,766)	2,146	(29,620)
Provision for income taxes	(202)	—	(202)	(262)	—	(262)

Net loss	(10,541)	691	(9,850)	(32,028)	2,146	(29,882)
Preferred dividends	—	—	—	(668)	—	(668)
Net loss applicable to common shares	$(10,541)	$691	$(9,850)	$(32,696)	$2,146	$(30,550)
Net loss per common share
Basic	$(0.18)	$0.02	$(0.16)	$(0.54)	$0.03	$(0.51)
Diluted	$(0.18)	$0.02	$(0.16)	$(0.54)	$0.03	$(0.51)
Weighted average number of common shares outstanding
Basic	60,065,978	—	60,065,978	60,061,243	—	60,061,243
Diluted	60,065,978	—	60,065,978	60,061,243	—	60,061,243

The effect of the revision on the previously filed consolidated statement of cash flows for the year ended June 30, 2019 is as follows:

	Year ended June 30, 2019
($ in thousands)	As Previously Reported	Adjustments	As Revised

OPERATING ACTIVITIES:
Net loss	$(32,028)	$2,146	$(29,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock based compensation	1,750	—	1,750
Loss on disposal of property and equipment	672	—	672
Non-cash interest and amortization of debt discount	301	—	301
Bad debt expense	2,534	—	2,534
Provision for inventory reserve	3,172	—	3,172
Depreciation and amortization	8,009	(505)	7,504
Deferred income taxes	(7)	—	(7)
Changes in operating assets and liabilities:
Accounts receivable	(8,488)	(218)	(8,706)
Finance receivables, net	(8)	(661)	(669)
Inventory, net	(5,242)	(365)	(5,607)
Prepaid expenses and other current assets	(395)	—	(395)
Accounts payable and accrued expenses	873	166	1,039
Deferred revenue	(98)	(34)	(132)
Income taxes payable	254	—	254
Net cash used in operating activities	(28,701)	529	(28,172)

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(4,346)	(529)	(4,875)
Proceeds from sale of property and equipment, including rentals	116	—	116
Net cash used in investing activities	(4,230)	(529)	(4,759)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	42	—	42
Cash used for repurchase of common stock awards	(120)	—	(120)
Cash used in retirement of common stock	(81)	—	(81)
Payment of debt issuance costs	(156)	—	(156)
Repayment of capital lease obligations and long-term debt	(23,254)	—	(23,254)
Net cash used in financing activities	(23,569)	—	(23,569)

Net decrease in cash and cash equivalents	(56,500)	—	(56,500)
Cash and cash equivalents at beginning of year	83,964	—	83,964
Cash and cash equivalents at end of year	$27,464	$—	$27,464

The effect of the revision on the previously filed condensed consolidated balance sheet as of March 31, 2019 is as follows:

	As of March 31, 2019
($ in thousands)	As Previously Reported	Adjustments	As Revised

Assets
Current assets:
Cash and cash equivalents	$32,788	$—	$32,788
Accounts receivable, less allowance of $3,714	20,492	(19)	20,473
Finance receivables, net	6,119	422	6,541
Inventory, net	11,488	—	11,488
Prepaid expenses and other current assets	2,878	—	2,878
Total current assets	73,765	403	74,168

Non-current assets:
Finance receivables due after one year, net	11,362	980	12,342
Other assets	1,922	—	1,922
Property and equipment, net	9,116	306	9,422
Intangibles, net	26,956	—	26,956
Goodwill	64,149	(204)	63,945
Total non-current assets	113,505	1,082	114,587

Total assets	$187,270	$1,485	$188,755

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$26,058	30	$26,088
Accrued expenses	19,974	—	19,974
Capital lease obligations and current obligations under long-term debt	13,202	—	13,202
Income taxes payable	42	—	42
Deferred revenue	1,322	176	1,498
Total current liabilities	60,598	206	60,804

Long-term liabilities:
Deferred income taxes	81	—	81
Capital lease obligations and long-term debt, less current portion	512	—	512
Accrued expenses, less current portion	100	—	100
Total long-term liabilities	693	—	693

Total liabilities	$61,291	$206	$61,497
Commitments and contingencies
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $20,111	3,138	—	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—	—
Common stock, no par value, 640,000,000 shares authorized, 60,019,438 shares issued and outstanding	376,700	—	376,700
Accumulated deficit	(253,859)	1,279	(252,580)
Total shareholders’ equity	122,841	1,279	124,120
Total liabilities, convertible preferred stock and shareholders’ equity	$187,270	$1,485	$188,755

The effect of the revision on the previously filed condensed consolidated statements of operations for the three and nine months ended March 31, 2019 is as follows:

	Three months ended March 31, 2019			Nine months ended March 31, 2019
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised

Revenue:
License and transaction fees	$31,630	$(115)	$31,515	$90,438	$(519)	$89,919
Equipment sales	6,016	173	6,189	15,136	903	16,039
Total revenue	37,646	58	37,704	105,574	384	105,958

Costs of sales:
Cost of services	20,423	(116)	20,307	58,542	(401)	58,141
Cost of equipment	7,444	—	7,444	17,900	(529)	17,371
Total costs of sales	27,867	(116)	27,751	76,442	(930)	75,512
Gross profit	9,779	174	9,953	29,132	1,314	30,446

Operating expenses:
Selling, general and administrative	11,156	—	11,156	31,537	—	31,537
Investigation and restatement expenses	1,408	—	1,408	13,122	—	13,122
Integration and acquisition costs	24	—	24	1,127	—	1,127
Depreciation and amortization	1,083	—	1,083	3,359	—	3,359
Total operating expenses	13,671	—	13,671	49,145	—	49,145
Operating loss	(3,892)	174	(3,718)	(20,013)	1,314	(18,699)

Other income (expense):
Interest income	318	30	348	1,104	141	1,245
Interest expense	(913)	—	(913)	(2,518)	—	(2,518)
Total other expense, net	(595)	30	(565)	(1,414)	141	(1,273)

Loss before income taxes	(4,487)	204	(4,283)	(21,427)	1,455	(19,972)
(Provision) benefit for income taxes	(23)	—	(23)	(60)	—	(60)

Net loss	(4,510)	204	(4,306)	(21,487)	1,455	(20,032)
Preferred dividends	(334)	—	(334)	(668)	—	(668)
Net loss applicable to common shares	$(4,844)	$204	$(4,640)	$(22,155)	$1,455	$(20,700)
Net loss per common share
Basic	$(0.08)	$—	$(0.08)	$(0.37)	$0.03	$(0.34)
Diluted	$(0.08)	$—	$(0.08)	$(0.37)	$0.03	$(0.34)
Weighted average number of common shares outstanding
Basic	60,065,053	—	60,065,053	60,059,594	—	60,059,594
Diluted	60,065,053	—	60,065,053	60,059,594	—	60,059,594

The effect of the revision on the previously filed condensed consolidated statement of cash flows for the nine months ended March 31, 2019 is as follows:

	Nine months ended March 31, 2019
($ in thousands)	As Previously Reported	Adjustments	As Revised

OPERATING ACTIVITIES:
Net loss	$(21,487)	$1,455	$(20,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock based compensation	1,393	—	1,393
Gain on disposal of property and equipment	(39)	—	(39)
Non-cash interest and amortization of debt discount	286	—	286
Bad debt expense	1,537	—	1,537
Provision for inventory reserve	2,699	—	2,699
Depreciation and amortization	6,300	(401)	5,899
Deferred income taxes	14	—	14
Changes in operating assets and liabilities:
Accounts receivable	(6,283)	(5)	(6,288)
Finance receivables, net	368	(550)	(182)
Inventory, net	(5,349)	—	(5,349)
Prepaid expenses and other current assets	(1,545)	—	(1,545)
Accounts payable and accrued expenses	(3,866)	30	(3,836)
Deferred revenue	(316)	—	(316)
Income taxes payable	42	—	42
Net cash used in operating activities	(26,246)	529	(25,717)

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(2,627)	(529)	(3,156)
Proceeds from sale of property and equipment, including rentals	103	—	103
Net cash used in investing activities	(2,524)	(529)	(3,053)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	42	—	42
Payment of debt issuance costs	(135)	—	(135)
Repayment of capital lease obligations and long-term debt	(22,313)	—	(22,313)
Net cash used in financing activities	(22,406)	—	(22,406)

Net decrease in cash and cash equivalents	(51,176)	—	(51,176)
Cash and cash equivalents at beginning of year	83,964	—	83,964
Cash and cash equivalents at end of period	$32,788	$—	$32,788

The effect of the revision on the previously filed condensed consolidated balance sheet as of December 31, 2018 is as follows:

	As of December 31, 2018
($ in thousands)	As Previously Reported	Adjustments	As Revised

Assets
Current assets:
Cash and cash equivalents	$63,193	$—	$63,193
Accounts receivable, less allowance of $3,385	10,132	(44)	10,088
Finance receivables, net	5,591	381	5,972
Inventory, net	7,343	—	7,343
Prepaid expenses and other current assets	2,871	—	2,871
Total current assets	89,130	337	89,467

Non-current assets:
Finance receivables due after one year, net	11,910	928	12,838
Other assets	1,903	—	1,903
Property and equipment, net	9,546	190	9,736
Intangibles, net	27,740	—	27,740
Goodwill	64,149	(204)	63,945
Total non-current assets	115,248	914	116,162

Total assets	$204,378	$1,251	$205,629

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$17,570	—	$17,570
Accrued expenses	21,150	—	21,150
Capital lease obligations and current obligations under long-term debt	33,235	—	33,235
Income taxes payable	25	—	25
Deferred revenue	1,437	176	1,613
Total current liabilities	73,417	176	73,593

Long-term liabilities:
Deferred income taxes	76	—	76
Capital lease obligations and long-term debt, less current portion	632	—	632
Accrued expenses, less current portion	101	—	101
Total long-term liabilities	809	—	809

Total liabilities	$74,226	$176	$74,402
Commitments and contingencies
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $19,777	3,138	—	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—	—
Common stock, no par value, 640,000,000 shares authorized, 60,013,718 shares issued and outstanding	376,363	—	376,363
Accumulated deficit	(249,349)	1,075	(248,274)
Total shareholders’ equity	127,014	1,075	128,089
Total liabilities, convertible preferred stock and shareholders’ equity	$204,378	$1,251	$205,629

The effect of the revision on the previously filed condensed consolidated statements of operations for the three and six months ended December 31, 2018 is as follows:

	Three months ended December 31, 2018			Six months ended December 31, 2018
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised

Revenue:
License and transaction fees	$29,837	$(104)	$29,733	$58,808	$(404)	$58,404
Equipment sales	4,569	184	4,753	9,120	730	9,850
Total revenue	34,406	80	34,486	67,928	326	68,254

Costs of sales:
Cost of services	19,575	(113)	19,462	38,119	(285)	37,834
Cost of equipment	5,588	1	5,589	10,456	(529)	9,927
Total costs of sales	25,163	(112)	25,051	48,575	(814)	47,761
Gross profit	9,243	192	9,435	19,353	1,140	20,493

Operating expenses:
Selling, general and administrative	10,931	—	10,931	20,381	—	20,381
Investigation and restatement expenses	7,188	—	7,188	11,714	—	11,714
Integration and acquisition costs	181	—	181	1,103	—	1,103
Depreciation and amortization	1,143	—	1,143	2,276	—	2,276
Total operating expenses	19,443	—	19,443	35,474	—	35,474
Operating loss	(10,200)	192	(10,008)	(16,121)	1,140	(14,981)

Other income (expense):
Interest income	381	27	408	786	111	897
Interest expense	(819)	—	(819)	(1,605)	—	(1,605)
Total other expense, net	(438)	27	(411)	(819)	111	(708)

Loss before income taxes	(10,638)	219	(10,419)	(16,940)	1,251	(15,689)
(Provision) benefit for income taxes	(19)	—	(19)	(37)	—	(37)

Net loss	(10,657)	219	(10,438)	(16,977)	1,251	(15,726)
Preferred dividends	—	—	—	(334)	—	(334)
Net loss applicable to common shares	$(10,657)	$219	$(10,438)	$(17,311)	$1,251	$(16,060)
Net loss per common share
Basic	$(0.18)	$0.01	$(0.17)	$(0.29)	$0.02	$(0.27)
Diluted	$(0.18)	$0.01	$(0.17)	$(0.29)	$0.02	$(0.27)
Weighted average number of common shares outstanding
Basic	60,059,936	—	60,059,936	60,056,924	—	60,056,924
Diluted	60,059,936	—	60,059,936	60,056,924	—	60,056,924

The effect of the revision on the previously filed condensed consolidated statement of cash flows for the six months ended December 31, 2018 is as follows:

	Six months ended December 31, 2018
($ in thousands)	As Previously Reported	Adjustments	As Revised

OPERATING ACTIVITIES:
Net loss	$(16,977)	$1,251	$(15,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock based compensation	972	—	972
Gain on disposal of property and equipment	(29)	—	(29)
Non-cash interest and amortization of debt discount	45	—	45
Bad debt expense	1,308	—	1,308
Provision for inventory reserve	1,211	—	1,211
Depreciation and amortization	4,257	(285)	3,972
Deferred income taxes	9	—	9
Changes in operating assets and liabilities:
Accounts receivable	4,312	20	4,332
Finance receivables, net	348	(457)	(109)
Inventory, net	284	—	284
Prepaid expenses and other current assets	(1,588)	—	(1,588)
Accounts payable and accrued expenses	(11,095)	—	(11,095)
Deferred revenue	(201)	—	(201)
Income taxes payable	25	—	25
Net cash used in operating activities	(17,119)	529	(16,590)

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(1,795)	(529)	(2,324)
Proceeds from sale of property and equipment, including rentals	82	—	82
Net cash used in investing activities	(1,713)	(529)	(2,242)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	42	—	42
Payment of debt issuance costs	(53)	—	(53)
Repayment of capital lease obligations and long-term debt	(1,928)	—	(1,928)
Net cash used in financing activities	(1,939)	—	(1,939)

Net decrease in cash and cash equivalents	(20,771)	—	(20,771)
Cash and cash equivalents at beginning of year	83,964	—	83,964
Cash and cash equivalents at end of period	$63,193	$—	$63,193

The effect of the revision on the previously filed condensed consolidated balance sheet as of September 30, 2018 is as follows:

	As of September 30, 2018
($ in thousands)	As Previously Reported	Adjustments	As Revised

Assets
Current assets:
Cash and cash equivalents	$68,262	$—	$68,262
Accounts receivable, less allowance of $3,125	18,921	(39)	18,882
Finance receivables, net	5,141	339	5,480
Inventory, net	6,915	—	6,915
Prepaid expenses and other current assets	1,463	—	1,463
Total current assets	100,702	300	101,002

Non-current assets:
Finance receivables due after one year, net	12,770	859	13,629
Other assets	1,900	—	1,900
Property and equipment, net	9,778	77	9,855
Intangibles, net	28,533	—	28,533
Goodwill	64,149	(204)	63,945
Total non-current assets	117,130	732	117,862

Total assets	$217,832	$1,032	$218,864

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$19,335	—	$19,335
Accrued expenses	21,848	—	21,848
Capital lease obligations and current obligations under long-term debt	33,889	—	33,889
Income taxes payable	11	—	11
Deferred revenue	1,428	176	1,604
Total current liabilities	76,511	176	76,687

Long-term liabilities:
Deferred income taxes	71	—	71
Capital lease obligations and long-term debt, less current portion	932	—	932
Accrued expenses, less current portion	66	—	66
Total long-term liabilities	1,069	—	1,069

Total liabilities	$77,580	$176	$77,756
Commitments and contingencies
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preference of $19,777	3,138	—	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—	—
Common stock, no par value, 640,000,000 shares authorized, 60,012,155 shares issued and outstanding	375,806	—	375,806
Accumulated deficit	(238,692)	856	(237,836)
Total shareholders’ equity	137,114	856	137,970
Total liabilities, convertible preferred stock and shareholders’ equity	$217,832	$1,032	$218,864

The effect of the revision on the previously filed condensed consolidated statement of operations for the three months ended September 30, 2018 is as follows:

	Three months ended September 30, 2018
($ in thousands, except per share data)	As Previously Reported	Adjustments	As Revised

Revenue:
License and transaction fees	$28,971	$(300)	$28,671
Equipment sales	4,551	546	5,097
Total revenue	33,522	246	33,768

Costs of sales:
Cost of services	18,544	(172)	18,372
Cost of equipment	4,868	(530)	4,338
Total costs of sales	23,412	(702)	22,710
Gross profit	10,110	948	11,058

Operating expenses:
Selling, general and administrative	9,450	—	9,450
Investigation and restatement expenses	4,526	—	4,526
Integration and acquisition costs	922	—	922
Depreciation and amortization	1,133	—	1,133
Total operating expenses	16,031	—	16,031
Operating income (loss)	(5,921)	948	(4,973)

Other income (expense):
Interest income	405	84	489
Interest expense	(786)	—	(786)
Total other income (expense), net	(381)	84	(297)

Loss before income taxes	(6,302)	1,032	(5,270)
Provision for income taxes	(18)	—	(18)

Net loss	(6,320)	1,032	(5,288)
Preferred dividends	(334)	—	(334)
Net loss applicable to common shares	$(6,654)	$1,032	$(5,622)
Net loss per common share
Basic	$(0.11)	$0.02	$(0.09)
Diluted	$(0.11)	$0.02	$(0.09)
Weighted average number of common shares outstanding
Basic	60,053,912	—	60,053,912
Diluted	60,053,912	—	60,053,912

The effect of the revision on the previously filed condensed consolidated statement of cash flows for the three months ended September 30, 2018 is as follows:

	Three months ended September 30, 2018
($ in thousands)	As Previously Reported	Adjustments	As Revised

OPERATING ACTIVITIES:
Net loss	$(6,320)	$1,032	$(5,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock based compensation	415	—	415
Loss on disposal of property and equipment	7	—	7
Non-cash interest and amortization of debt discount	22	—	22
Bad debt expense	509	—	509
Provision for inventory reserve	212	—	212
Depreciation and amortization	2,147	(172)	1,975
Deferred income taxes	4	—	4
Changes in operating assets and liabilities:
Accounts receivable	(3,678)	15	(3,663)
Finance receivables, net	(63)	(346)	(409)
Inventory, net	1,707	—	1,707
Prepaid expenses and other current assets	(220)	—	(220)
Accounts payable and accrued expenses	(8,665)	—	(8,665)
Deferred revenue	(210)	—	(210)
Income taxes payable	11	—	11
Net cash used in operating activities	(14,122)	529	(13,593)

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(693)	(529)	(1,222)
Proceeds from sale of property and equipment, including rentals	30	—	30
Net cash used in investing activities	(663)	(529)	(1,192)

FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	42	—	42
Repayment of capital lease obligations and long-term debt	(959)	—	(959)
Net cash used in financing activities	(917)	—	(917)

Net decrease in cash and cash equivalents	(15,702)	—	(15,702)
Cash and cash equivalents at beginning of year	83,964	—	83,964
Cash and cash equivalents at end of period	$68,262	$—	$68,262

3. ACCOUNTING POLICIES
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

4. LEASES

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
At September 30, 2019, the Company has the following balances recorded in the balance sheet related to its lease arrangements:

($ in thousands)	Classification	As of September 30, 2019

Assets
Operating leases	Operating lease right-of-use assets	$6,514
Finance leases	Property and equipment, net	112

Liabilities
Current:
Operating leases	Accrued expenses	1,194
Finance leases	Capital lease obligations and current obligations under long-term debt	90

Non-current:
Operating leases	Operating lease liabilities, non-current	5,327
Finance leases	Capital lease obligations and long-term debt, less current portion	$25

Components of lease cost are as follows:

($ in thousands)	Three months ended September 30, 2019

Finance lease costs:
Amortization of ROU assets	$31
Interest on lease assets	3
Operating lease costs*	701
Total	$735
* Includes short-term lease and variable lease costs, which are not material.

Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Three months ended September 30, 2019

Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance leases	$23
Operating cash flows from finance leases	3
Operating cash flows from operating leases	495

Non-cash activity
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	—
Operating lease liabilities	$3,071

Weighted-average remaining lease term and discount rate (as restated) for our leases are as follows:

Three months ended September 30, 2019

Weighted-average remaining lease term
Finance leases	1.5
Operating leases	5.6

Weighted-average discount rate
Finance leases	10.0%
Operating leases	6.8%
Maturities of lease liabilities by fiscal year for our leases are as follows:

($ in thousands)	Operating Leases	Finance Leases
Remainder of 2020	$1,259	$79
2021	1,361	41
2022	1,379	12
2023	1,400	1
2024	998	1
Thereafter	1,520	—
Total lease payments	$7,917	$134
Less: Imputed interest	1,396	19
Present value of lease liabilities	$6,521	$115

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
Lessor Accounting
Lessor accounting remained substantially unchanged with the adoption of ASC Topic 842. The Company offers its customers financing for the lease of our POS electronic payment devices. We account for these transactions as sales-type leases. Our sales-type leases generally have a non-cancellable term of 60 months. Certain leases contain an end-of-term purchase option that is generally insignificant and is reasonably certain to be exercised by the lessee. Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases, typically our JumpStart program leases. JumpStart terms are typically 36 months and are cancellable with 30 to 60 days' written notice. As discussed in Note 3, the Company has elected to combine lease and non-lease components for its operating leases and account for the combined components under ASC 606, which is the predominant characteristic of the combined components. All QuickStart leases are sales-type and do not qualify for the election.
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
Property and equipment used for the operating lease rental program consisted of the following:

($ in thousands)	September 30, 2019 (as restated)	June 30, 2019
Cost	$31,866	36,190
Accumulated depreciation	(26,355)	(30,473)
Net	$5,511	$5,717
The June 30, 2019 property and equipment balances used for the operating lease rental program have been revised. Refer to Note 2 - Restatement and Revision of Prior Period Financial Statements. The Company’s net investment in sales-type leases (carrying value of lease receivables) and the future minimum amounts to be collected on these lease receivables as of September 30, 2019 are disclosed within the Finance Receivables footnote. Refer to Note 7 for additional information.
5. REVENUE

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

The following table reflects the estimated fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

($ in thousands)	As of September 30, 2019

2020	$9,867
2021	11,317
2022	9,453
2023	6,514
2024 and thereafter	2,521
Total	$39,672

Contract Liabilities

The Company’s contract liability (i.e., deferred revenue) balances are as follows:

($ in thousands)	Three months ended September 30, 2019 (as restated)

Deferred revenue, beginning of the period	1,681
Deferred revenue, end of the period	1,649
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	129

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
7. FINANCE RECEIVABLES
The Company's finance receivables consist of financed devices under the Quickstart program and Cantaloupe devices contractually associated with the Seed platform. Predominately all of the Company's finance receivables agreements are classified as non-cancellable 60 month sales-type leases. As of September 30, 2019 and June 30, 2019 finance receivables consist of the following:

($ in thousands)	September 30, 2019 (as restated)	June 30, 2019
Finance receivables, net	$7,445	6,727
Finance receivables due after one year, net	12,379	12,642
Total finance receivables, net of allowance of $607 and $606, respectively	$19,824	$19,369
The Company routinely evaluates outstanding finance receivables for impairment based on past due balances or accounts otherwise determined to be at a higher risk of loss.  A finance receivable is classified as nonperforming if it is considered probable the Company will be unable to collect all contractual interest and principal payments as scheduled.

At September 30, 2019 and June 30, 2019, credit quality indicators consisted of the following:

($ in thousands)	September 30, 2019 (as restated)	June 30, 2019
Performing	$19,824	$19,369
Nonperforming	607	606
Total	$20,431	$19,975
An aged analysis of the Company's finance receivables as of September 30, 2019 and June 30, 2019 is as follows:

($ in thousands)	September 30, 2019 (as restated)	June 30, 2019
Current	$19,236	$19,133
30 days and under past due	182	190
31 - 60 days past due	79	49
61 - 90 days past due	200	146
Greater than 90 days past due	734	457
Total finance receivables	$20,431	$19,975
Cash to be collected on our finance receivables due for each of the fiscal years are as follows (as restated):

($ in thousands)
2020	$8,115
2021	5,735
2022	5,091
2023	3,483
2024	1,651
Thereafter	255
Total amounts to be collected	24,330
Less: interest	$3,899
Total finance receivables	$20,431

The June 30, 2019 finance receivables balances in the previous tables have been revised. Refer to Note 2 - Restatement and Revision of Prior Period Financial Statements.

8. EARNINGS (LOSS) PER SHARE
The calculation of basic earnings (loss) per share (“EPS”) and diluted EPS are presented below:

	Three months ended September 30,
($ in thousands, except per share data)	2019 (as restated)	2018

Numerator for basic and diluted loss per share
Net loss	$(11,508)	$(5,288)
Preferred dividends	(334)	(334)
Net loss applicable to common shareholders	$(11,842)	$(5,622)

Denominator for basic loss per share - Weighted average shares outstanding	60,096,852	60,053,912
Effect of dilutive potential common shares	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	60,096,852	60,053,912

Basic loss per share	$(0.20)	$(0.09)
Diluted loss per share	$(0.20)	$(0.09)

The calculation of basic and diluted EPS for the three months ended September 30, 2018 has been revised. Refer to Note 2 - Restatement and Revision of Prior Period Financial Statements.
Anti-dilutive shares excluded from the calculation of diluted loss per share were 1,293,317 for the three months ended September 30, 2019 and 1,420,301 for the three months ended September 30, 2018.

9. GOODWILL AND INTANGIBLES
Intangible asset balances and goodwill consisted of the following:

	As of September 30, 2019 (as restated)
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Non-compete agreements	$2	$(2)	$—	2 years
Brand and tradenames	1,695	(527)	1,168	3 - 7 years
Developed technology	10,939	(3,727)	7,212	5 - 6 years
Customer relationships	19,049	(2,042)	17,007	10 - 18 years
Total intangible assets	$31,685	$(6,298)	$25,387

Goodwill	63,945	—	63,945	Indefinite

Total intangible assets & goodwill	$95,630	$(6,298)	$89,332

	As of June 30, 2019
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Non-compete agreements	$2	$(2)	$—	2 years
Brand and tradenames	1,695	(470)	1,225	3 - 7 years
Developed technology	10,939	(3,266)	7,673	5 - 6 years
Customer relationships	19,049	(1,776)	17,273	10 - 18 years
Total intangible assets	$31,685	$(5,514)	$26,171

Goodwill	63,945	—	63,945	Indefinite

Total intangible assets & goodwill	$95,630	$(5,514)	$90,116
The June 30, 2019 goodwill balance has been revised. Refer to Note 2 - Restatement and Revision of Prior Period Financial Statements. For the three months ended September 30, 2019 and 2018 each there was $0.8 million in amortization expense related to intangible assets.
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
12. INCOME TAXES

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
14. COMMITMENTS AND CONTINGENCIES

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
15. SUBSEQUENT EVENTS
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

•
whether the appeal to the Nasdaq Listing and Hearing Review Council of the suspension of trading of the Company’s securities on The Nasdaq Stock Market LLC (“Nasdaq”) will be successful or result in the reinstatement of trading of the Company’s securities, or whether any listing application which may be filed by the Company to relist the Company’s securities on Nasdaq would be granted by Nasdaq or granted in a timely manner;

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

RESULTS OF OPERATIONS

As discussed in Note 2 - Restatement and Revision of Prior Period Financial Statements, the Company has restated its financial statements as of and for the three months ended September 30, 2019 and revised its financial statements as of and for the three months ended September 30, 2018. Accordingly, the results of operations and reconciliations of net loss to adjusted EBITDA and net loss to non-GAAP net loss have been updated for these corrections.
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Revenue and Gross Profit

	Three months ended September 30,		Percent Change
($ in thousands)	2019	2018
Revenue:
License and transaction fees	$34,609	$28,671	20.7%
Equipment sales	8,750	5,097	71.7%
Total Revenue	43,359	33,768	28.4%

Costs of sales:
Cost of services	22,089	18,372	20.2%
Cost of equipment	9,854	4,338	127.2%
Total costs of sales	31,943	22,710	40.7%

Gross profit:
License and transaction fees	12,520	10,299	21.6%
Equipment sales	(1,104)	759	(245.5)%
Total gross profit	$11,416	$11,058	3.2%
Revenue.  Total revenue increased $9.6 million for the three months ended September 30, 2019 compared to the same period in 2018.  The growth in total revenue resulted from a $5.9 million increase in license and transaction fee revenue for the three months ended September 30, 2019 compared to the same period in 2018, mostly driven by the increase in connection count which caused an increase in license fee and processing fees, and a $3.7 million increase in equipment revenue for the three months ended September 30, 2019 compared to the same period in 2018 driven by higher shipments compared to the same period last year.
Cost of sales. Cost of sales increased $9.2 million for the three months ended September 30, 2019 compared to the same period in 2018.  The increase was driven by a $3.7 million increase in cost of services driven by an increase in transaction processing costs commensurate with the increase in transaction processing fees for the quarter and a $5.5 million increase in cost of equipment sales, resulting from higher shipments compared to the same period last year.
Gross margin. Total gross margin decreased 6.4%, from 32.7% for the three months ended September 30, 2018 to 26.3% for the three months ended September 30, 2019.  The decrease was driven primarily by a lower equipment margin resulting from a large equipment sale made to a strategic customer during the current quarter, reflecting our strategy of using equipment sales as an enabler for driving longer-term, higher margin license and transaction fees. License and transaction processing margin remained consistent compared to the same period last year.

Operating Expenses

	Three months ended September 30,		Percent Change
Category ($ in thousands)	2019	2018
Selling, general and administrative expenses	$18,107	$9,450	91.6%
Investigation and restatement expenses	3,565	4,526	(21.2)%
Integration and acquisition costs	—	922	NM
Depreciation and amortization	1,022	1,133	(9.8)%
Total operating expenses	$22,694	$16,031	41.6%
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
Depreciation and amortization.  Depreciation and amortization expense was consistent with the same period in 2018.
Other Income (Expense), Net

	Three months ended September 30,		Percent Change
($ in thousands)	2019	2018
Other income (expense):
Interest income	$294	$489	(39.9)%
Interest expense	(465)	(786)	(40.8)%
Total other income (expense), net	$(171)	$(297)	(42.4)%
Other income (expense), net.  Other income (expense), net decreased $0.1 million for the three months ended September 30, 2019 compared to the same period in 2018 due to the prepayments in fiscal year 2019 on the Term Loan which reduced the amount of interest expense to be recorded in fiscal year 2020.
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

Reconciliation of Net Loss to Adjusted EBITDA

	Three months ended September 30,
($ in thousands)	2019	2018
Net loss	$(11,508)	$(5,288)
Less: interest income	(294)	(489)
Plus: interest expense	465	786
Plus: income tax provision	59	18
Plus: depreciation expense	871	1,183
Plus: amortization expense	785	792
EBITDA	(9,622)	(2,998)
Plus: stock-based compensation	290	415
Plus: litigation related professional expenses	114	6
Plus: investigation and restatement expenses	3,565	4,526
Plus: integration and acquisition costs	—	922
Adjustments to EBITDA	3,969	5,869
Adjusted EBITDA	$(5,653)	$2,871
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

Reconciliation of Net Loss to Non-GAAP Net Income (Loss)

	Three months ended September 30,
($ in thousands)	2019	2018
Net loss	$(11,508)	$(5,288)
Non-GAAP adjustments:
Non-cash portion of income tax provision	5	4
Amortization expense	785	792
Stock-based compensation	290	415
Litigation related professional fees	114	6
Investigation and restatement expenses	3,565	4,526
Integration and acquisition costs	—	922
Non-GAAP net (loss) income	$(6,749)	$1,377
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
LIQUIDITY AND CAPITAL RESOURCES

As discussed in Note 2 - Restatement and Revision of Prior Period Financial Statements, the Company has restated its financial statements as of and for the three months ended September 30, 2019 and revised its financial statements as of and for the three months ended September 30, 2018. Accordingly, net cash provided by (used in) operating activities and net cash used in investing activities for the three months ended September 30, 2019 and 2018 have been updated for these corrections.
Cash provided by operating activities was $0.2 million for the three months ended September 30, 2019 compared to cash used of $13.6 million in the same period in fiscal year 2018.  The change reflects net cash provided by the change in various operating assets and liabilities of $20.0 million. The change in operating assets and liabilities is primarily driven by the change of accounts receivable of $6.9 million and the change of accounts payable and accrued expenses of $14.0 million.
Cash used in investing activities was $0.4 million for the three months ended September 30, 2019 compared to cash used of $1.2 million in the same period in fiscal year 2018, primarily driven by a decrease in equipment purchases for rental equipment compared to the same period last year.
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
Item 4. Controls and Procedures.
(a) Disclosure Controls and Procedures
Our management evaluated, with the participation of our interim chief executive officer and interim chief financial officer, the effectiveness as of the end of the period covered by this Form 10-Q/A of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). We maintain disclosure controls and procedures to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, and that such information is accumulated and communicated to our management, including our interim chief executive officer and interim chief financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our interim chief executive officer and interim chief financial officer, has concluded that our disclosure controls and procedures were not effective as of the end of such period as a result of the material weaknesses in our internal control over financial reporting, which are described in Item 9A. of our 2019 Form 10-K.
(b) Changes in Internal Control over Financial Reporting

Other than the remediation actions disclosed in Item 9A. of the 2019 Form 10-K, there were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In addition, we evaluated the relevant internal control deficiencies that led to the errors disclosed in Note 2 - Restatement and Revision of Prior Period Financial Statements and determined they are a result of our existing material weaknesses. As discussed in Item 9A. of our 2019 Form 10-K, we have initiated a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting. These remedial procedures entailed significant changes in our internal control over financial reporting throughout the course of the fiscal year ended June 30, 2019 and were not complete as of September 30, 2019, and will continue through fiscal year 2020, with the goal to fully remediate all remaining material weaknesses by fiscal year end.

Part II - Other Information
Item 6. Exhibits.

Exhibit Number	Description

3.1*	Amended and Restated Bylaws of the Company

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2019, filed with the SEC on February 18, 2020, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of September 30, 2019 and June 30, 2019, (2) the Consolidated Statements of Operations for the three-month periods ended September 30, 2019 and 2018, (3) the Consolidated Statements of Shareholders’ Equity for the three-month periods ended September 30, 2019 and 2018, (4) the Consolidated Statements of Cash Flows for the three-month periods ended September 30, 2019 and 2018, and (5) the Notes to Consolidated Financial Statements.

*	Included in the Form 10-Q for the fiscal quarter ended September 30, 2019 filed on November 12, 2019.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date: February 18, 2020	/s/ Donald W. Layden, Jr.
Donald W. Layden, Jr.
Interim Chief Executive Officer

Date: February 18, 2020	/s/ Glen E. Goold
Glen E. Goold
Interim Chief Financial Officer