Form 10-Q
period 2019-12-31
USA TECHNOLOGIES INC
filed 2020-02-18
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of February 3, 2020 there were 64,171,422 outstanding shares of Common Stock, no par value.

USA TECHNOLOGIES, INC.

Part I. Financial Information
Item 1. Consolidated Financial Statements
USA Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

($ in thousands)	December 31, 2019	June 30, 2019

Assets
Current assets:
Cash and cash equivalents	$37,505	$27,464
Accounts receivable, less allowance of $6,261 and $4,866, respectively	18,904	21,906
Finance receivables, net	8,232	6,727
Inventory, net	11,324	11,273
Prepaid expenses and other current assets	1,789	1,558
Total current assets	77,754	68,928

Non-current assets:
Finance receivables due after one year, net	12,127	12,642
Other assets	2,050	2,099
Property and equipment, net	8,961	9,590
Operating lease right-of-use assets	6,281	—
Intangibles, net	24,602	26,171
Goodwill	63,945	63,945
Total non-current assets	117,966	114,447

Total assets	$195,720	$183,375

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$33,142	$27,584
Accrued expenses	24,496	23,351
Capital lease obligations and current obligations under long-term debt	587	12,497
Income taxes payable	258	254
Deferred revenue	1,629	1,681
Total current liabilities	60,112	65,367

Long-term liabilities:
Deferred income taxes	81	71
Capital lease obligations and long-term debt, less current portion	12,224	276
Operating lease liabilities, non-current	5,299	—
Accrued expenses, less current portion	1,520	100
Total long-term liabilities	19,124	447

Total liabilities	$79,236	$65,814
Commitments and contingencies (Note 13)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preferences of $20,444 and $20,111 at December 31, 2019 and June 30, 2019, respectively	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—
Common stock, no par value, 640,000,000 shares authorized, 64,171,422 and 60,008,481 shares issued and outstanding at December 31, 2019 and June 30, 2019, respectively	395,662	376,853
Accumulated deficit	(282,316)	(262,430)
Total shareholders’ equity	113,346	114,423
Total liabilities, convertible preferred stock and shareholders’ equity	$195,720	$183,375
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
($ in thousands, except per share data)	2019	2018	2019	2018
Revenue:
License and transaction fees	$35,754	$29,733	$70,363	$58,404
Equipment sales	8,297	4,753	17,047	9,850
Total revenue	44,051	34,486	87,410	68,254

Costs of sales:
Cost of services	22,579	19,462	44,668	37,834
Cost of equipment	8,710	5,589	18,564	9,927
Total costs of sales	31,289	25,051	63,232	47,761

Gross profit	12,762	9,435	24,178	20,493

Operating expenses:
Selling, general and administrative	18,700	10,931	36,807	20,381
Investigation and restatement expenses	738	7,188	4,303	11,714
Integration and acquisition costs	—	181	—	1,103
Depreciation and amortization	1,080	1,143	2,102	2,276
Total operating expenses	20,518	19,443	43,212	35,474

Operating loss	(7,756)	(10,008)	(19,034)	(14,981)

Other income (expense):
Interest income	283	408	577	897
Interest expense	(833)	(819)	(1,298)	(1,605)
Total other income (expense), net	(550)	(411)	(721)	(708)

Loss before income taxes	(8,306)	(10,419)	(19,755)	(15,689)
Provision for income taxes	(72)	(19)	(131)	(37)

Net loss	(8,378)	(10,438)	(19,886)	(15,726)
Preferred dividends	—	—	(334)	(334)
Net loss applicable to common shares	$(8,378)	$(10,438)	$(20,220)	$(16,060)
Net loss per common share
Basic	$(0.13)	$(0.17)	$(0.33)	$(0.27)
Diluted	$(0.13)	$(0.17)	$(0.33)	$(0.27)
Weighted average number of common shares outstanding
Basic	63,664,256	60,059,936	61,891,197	60,056,924
Diluted	63,664,256	60,059,936	61,891,197	60,056,924
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

Six Month Period Ended December 31, 2019

	Common Stock		Accumulated Deficit	Total
($ in thousands)	Shares	Amount
Balance, June 30, 2019	60,008,481	$376,853	$(262,430)	$114,423
Stock based compensation	—	290	—	290
Net loss	—	—	(11,508)	(11,508)
Balance, September 30, 2019	60,008,481	377,143	(273,938)	103,205
Issuance of common stock in relation to private placement, net of offering costs incurred of $1,102	3,800,000	16,777	—	16,777
Stock based compensation	362,941	1,742	—	1,742
Net loss	—	—	(8,378)	(8,378)
Balance, December 31, 2019	64,171,422	$395,662	$(282,316)	$113,346

Six Month Period Ended December 31, 2018

	Common Stock		Accumulated Deficit	Total
($ in thousands)	Shares	Amount
Balance, June 30, 2018	59,998,811	$375,436	$(232,748)	$142,688
Cumulative effect adjustment for ASC 606 adoption	—	—	200	200
Stock based compensation	13,344	370	—	370
Net loss	—	—	(5,288)	(5,288)
Balance, September 30, 2018	60,012,155	375,806	(237,836)	137,970
Stock based compensation	1,563	557	—	557
Net loss	—	—	(10,438)	(10,438)
Balance, December 31, 2018	60,013,718	$376,363	$(248,274)	$128,089
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended December 31,
($ in thousands)	2019	2018
OPERATING ACTIVITIES:
Net loss	$(19,886)	$(15,726)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash stock based compensation	2,032	972
Loss (gain) on disposal of property and equipment	41	(29)
Non-cash interest and amortization of debt discount	732	45
Bad debt expense	862	1,308
Provision for inventory reserve	(514)	1,211
Depreciation and amortization	3,493	3,972
Non-cash lease expense	1,021	—
Deferred income taxes	10	9
Changes in operating assets and liabilities:
Accounts receivable	2,133	4,332
Finance receivables, net	(990)	(109)
Inventory, net	465	284
Prepaid expenses and other assets	(411)	(1,588)
Accounts payable and accrued expenses	1,999	(11,095)
Operating lease liabilities	(776)	—
Deferred revenue	(52)	(201)
Income taxes payable	4	25
Net cash used in operating activities	(9,837)	(16,590)

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(1,361)	(2,324)
Proceeds from sale of property and equipment, including rentals	31	82
Net cash used in investing activities	(1,330)	(2,242)

FINANCING ACTIVITIES:
Proceeds from long-term debt and equity issuance by Antara	34,950	—
Repayment of revolving credit facility	(10,000)	—
Repayment of capital lease obligations and long-term debt	(2,109)	(1,928)
Payment of debt and equity issuance costs	(1,633)	(53)
Proceeds from exercise of common stock options	—	42
Net cash provided by (used in) financing activities	21,208	(1,939)

Net (decrease) increase in cash and cash equivalents	10,041	(20,771)
Cash and cash equivalents at beginning of year	27,464	83,964
Cash and cash equivalents at end of period	$37,505	$63,193

Supplemental disclosures of cash flow information:
Debt and equity issuance costs incurred but not yet paid related to Antara issuance	$(3,170)	$—
Interest paid in cash	$565	$1,503
Income taxes paid in cash	$33	$12
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
INTERIM FINANCIAL INFORMATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s June 30, 2019 Annual Report on Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included.  Operating results for the three and six months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020.  The balance sheet at June 30, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
In connection with the preparation of the condensed consolidated financial statements for the three months ended December 31, 2019, the Company identified certain adjustments that are required to be made to its fiscal year 2019 interim and annual financial statements. As a result, the Company has revised in this filing certain prior year interim and annual amounts in its condensed consolidated balance sheets, statements of operations and statements of cash flows and related disclosures. Such adjustments resulted in a $0.2 million decrease in net loss for the three months ended December 31, 2018 and a $1.3 million decrease in net loss for the six months ended December 31, 2018. The Company does not believe these adjustments are material to the previously issued financial statements.
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

At June 30, 2019, the Company had $27.5 million in cash and a working capital surplus of $3.6 million. As of June 30, 2019, the Company was not in compliance with the fixed charge coverage ratio and the total leverage ratio of its Revolving Credit Facility and Term Loan, which represented an event of default under the credit agreement. As a result, the Company classified all amounts outstanding ($11.5 million) under these credit facilities as current liabilities. Additionally, as of June 30, 2019, the Company identified sales tax liabilities and related interest in the aggregate amount of $16.6 million. Also, the Company has reported aggregate net losses of $48.6 million for the three year period ended June 30, 2019.
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
On October 9, 2019, the Company also entered into a commitment letter (“Commitment Letter”) with Antara, pursuant to which Antara committed to extend to the Company a $30.0 million senior secured term loan facility (“Term Facility”). Upon the execution of the Commitment Letter, the Company paid to Antara a non-refundable commitment fee of $1.2 million. In connection with the Commitment Letter, Blair acted as exclusive placement agent for the Company and received a cash placement fee of $750,000. On October 31, 2019, the Company entered into a Financing Agreement with Antara to draw $15.0 million on the Term Facility and agreed to draw an additional $15.0 million at any time between July 31, 2020 and April 30, 2021, subject to the terms of the Financing Agreement. The outstanding amount of the draws under the Term Facility bear interest at 9.75% per annum, payable monthly in arrears. The proceeds of the initial draw were used to repay the outstanding balance of the revolving line of credit loan due to JPMorgan Chase Bank, N.A. in the amount of $10.1 million, including accrued interest payable, and to pay transaction expenses, and the Company intends to utilize the balance for working capital and general corporate purposes. The outstanding principal amount of the loan must be paid in full by no later than the maturity date of October 31, 2024. The Company will need to be in compliance with financial covenants related to the minimum fixed charge coverage ratio beginning with the fiscal quarter ending June 30, 2020, maximum capital expenditures beginning with the fiscal quarter ending December 31, 2019, and minimum consolidated EBITDA beginning with the fiscal year ending June 30, 2020. As of December 31, 2019, the Company was in compliance with its financial covenants.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326).” The new guidance changes the accounting for estimated credit losses pertaining to certain types of financial instruments including, but not limited to, trade and lease receivables. This pronouncement will be effective for fiscal years beginning after December 15, 2019. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating and assessing the impact this guidance will have on its condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other (Topic 350): Internal-Use Software.” This standard aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which means that it will be effective for us in the first quarter of our fiscal year beginning July 1, 2020. The Company expects that the adoption of this ASU will not have a material impact on the Company’s condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company is currently evaluating and assessing the impact this guidance will have on its condensed consolidated financial statements.

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
At December 31, 2019, the Company has the following balances recorded in the balance sheet related to its lease arrangements:

($ in thousands)	Classification	As of December 31, 2019

Assets
Operating leases	Operating lease right-of-use assets	$6,281
Finance leases	Property and equipment, net	98

Liabilities
Current:
Operating leases	Accrued expenses	1,134
Finance leases	Capital lease obligations and current obligations under long-term debt	75

Non-current:
Operating leases	Operating lease liabilities, non-current	5,299
Finance leases	Capital lease obligations and long-term debt, less current portion	$29

Components of lease cost are as follows:

($ in thousands)	Three months ended December 31, 2019	Six months ended December 31, 2019

Finance lease costs:
Amortization of ROU assets	$23	$54
Interest on lease assets	3	6
Operating lease costs*	753	1,454
Total	$779	$1,514
* Includes short-term lease and variable lease costs, which are not material.

Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Six months ended December 31, 2019

Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance leases	$47
Operating cash flows from finance leases	6
Operating cash flows from operating leases	962

Non-cash activity
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	12
Operating lease liabilities	$3,384

Weighted-average remaining lease term and discount rate for our leases are as follows:

Six months ended December 31, 2019
Weighted-average remaining lease term
Finance leases	1.5
Operating leases	5.6

Weighted-average discount rate
Finance leases	9.8%
Operating leases	6.8%
Maturities of lease liabilities by fiscal year for our leases are as follows:

($ in thousands)	Operating Leases	Finance Leases
Remainder of 2020	$818	$55
2021	1,440	46
2022	1,461	16
2023	1,493	2
2024	1,030	1
Thereafter	1,520	—
Total lease payments	$7,762	$120
Less: Imputed interest	1,329	16
Present value of lease liabilities	$6,433	$104

The Company's future minimum lease commitments as of June 30, 2019, under ASC Topic 840, the predecessor to Topic 842, are as follows:

($ in thousands)	Operating Leases	Capital Leases
2020	$1,326	$106
2021	1,151	34
2022	1,180	12
2023	1,208	1
2024	859	1
Thereafter	1,550	—
Total minimum lease payments	$7,274	$154
Less: interest		(14)
Present value of minimum lease payments, net		140
Less: current obligations under capital leases		(106)
Obligations under capital leases, noncurrent		$34
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
Property and equipment used for the operating lease rental program consisted of the following:

($ in thousands)	December 31, 2019	June 30, 2019
Cost	$32,507	36,190
Accumulated depreciation	(27,052)	(30,473)
Net	$5,455	$5,717
The Company’s net investment in sales-type leases (carrying value of lease receivables) and the future minimum amounts to be collected on these lease receivables as of December 31, 2019 are disclosed within Note 6 - Finance Receivables.
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

The following table reflects the estimated fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

($ in thousands)	As of December 31, 2019

2020	$6,884
2021	12,169
2022	10,611
2023	7,977
2024 and thereafter	4,250
Total	$41,891

Contract Liabilities

The Company’s contract liability (i.e., deferred revenue) balances are as follows:

	Three months ended December 31,	Six months ended December 31,
($ in thousands)	2019	2019

Deferred revenue, beginning of the period	1,649	1,681
Deferred revenue, end of the period	1,629	1,629
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	209	360

The change in the contract liabilities period-over-period is primarily the result of timing difference between the Company’s satisfaction of a performance obligation and payment from the customer.

Contract Costs

At December 31, 2019, the Company had net capitalized costs to obtain contracts of $0.3 million included in Prepaid expenses and other current assets and $1.7 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheet. None of these capitalized contract costs were impaired. During the three and six months ended December 31, 2019, amortization of capitalized contract costs was $0.1 million and $0.2 million, respectively.
5. RESTRUCTURING/INTEGRATION COSTS

On October 17, 2019, Stephen P. Herbert resigned as Chief Executive Officer (“CEO”) of the Company and as a member of the Company’s Board of Directors. Mr. Herbert received a severance payment in the amount of $400,000 in a lump sum, less applicable taxes, on October 25, 2019.
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

The following table summarizes the Company’s severance activity for the three and six months ended December 31, 2019 related to the workforce reductions to integrate the Cantaloupe business:

($ in thousands)	Workforce reduction
Balance at July 1, 2019	$175
Plus: additions	26
Less: cash payments	—
Balance at September 30, 2019	$201
Plus: additions	9
Less: cash payments	(210)
Balance at December 31, 2019	$—
6. FINANCE RECEIVABLES
The Company's finance receivables consist of financed devices under the Quickstart program and Cantaloupe devices contractually associated with the Seed platform. Predominately all of the Company's finance receivables agreements are classified as non-cancellable 60 month sales-type leases. As of December 31, 2019 and June 30, 2019 finance receivables consist of the following:

($ in thousands)	December 31, 2019	June 30, 2019
Finance receivables, net	$8,232	6,727
Finance receivables due after one year, net	12,127	12,642
Total finance receivables, net of allowance of $602 and $606, respectively	$20,359	$19,369
The Company routinely evaluates outstanding finance receivables for impairment based on past due balances or accounts otherwise determined to be at a higher risk of loss.  A finance receivable is classified as nonperforming if it is considered probable the Company will be unable to collect all contractual interest and principal payments as scheduled.
At December 31, 2019 and June 30, 2019, credit quality indicators consisted of the following:

($ in thousands)	December 31, 2019	June 30, 2019
Performing	$20,359	$19,369
Nonperforming	602	606
Total	$20,961	$19,975
An aged analysis of the Company's finance receivables as of December 31, 2019 and June 30, 2019 is as follows:

($ in thousands)	December 31, 2019	June 30, 2019
Current	$19,708	$19,133
30 days and under past due	71	190
31 - 60 days past due	163	49
61 - 90 days past due	140	146
Greater than 90 days past due	879	457
Total finance receivables	$20,961	$19,975

Cash to be collected on our finance receivables due for each of the fiscal years are as follows:

($ in thousands)
2020	$6,846
2021	5,967
2022	5,303
2023	3,690
2024	1,876
Thereafter	313
Total amounts to be collected	23,995
Less: interest	3,034
Total finance receivables	$20,961
7. EARNINGS (LOSS) PER SHARE
The calculation of basic earnings (loss) per share (“EPS”) and diluted EPS are presented below:

	Three months ended December 31, 2019
($ in thousands, except per share data)	2019	2018

Numerator for basic and diluted loss per share
Net loss	$(8,378)	$(10,438)
Preferred dividends	—	—
Net loss applicable to common shareholders	$(8,378)	(10,438)

Denominator for basic loss per share - Weighted average shares outstanding	63,664,256	60,059,936
Effect of dilutive potential common shares	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	63,664,256	60,059,936

Basic loss per share	$(0.13)	$(0.17)
Diluted loss per share	$(0.13)	$(0.17)

	Six months ended December 31, 2019
($ in thousands, except per share data)	2019	2018

Numerator for basic and diluted loss per share
Net loss	$(19,886)	$(15,726)
Preferred dividends	(334)	(334)
Net loss applicable to common shareholders	$(20,220)	$(16,060)

Denominator for basic loss per share - Weighted average shares outstanding	61,891,197	60,056,924
Effect of dilutive potential common shares	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	61,891,197	60,056,924

Basic loss per share	$(0.33)	$(0.27)
Diluted loss per share	$(0.33)	$(0.27)
Anti-dilutive shares excluded from the calculation of diluted loss per share were 1,529,381 for the three and six months ended December 31, 2019 and 1,400,968 for the three and six months ended December 31, 2018.

8. GOODWILL AND INTANGIBLES
Intangible asset balances and goodwill consisted of the following:

	As of December 31, 2019
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Non-compete agreements	$2	$(2)	$—	2 years
Brand and tradenames	1,695	(585)	1,110	3 - 7 years
Developed technology	10,939	(4,188)	6,751	5 - 6 years
Customer relationships	19,049	(2,308)	16,741	10 - 18 years
Total intangible assets	$31,685	$(7,083)	$24,602

Goodwill	63,945	—	63,945	Indefinite

Total intangible assets & goodwill	$95,630	$(7,083)	$88,547

	As of June 30, 2019
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Non-compete agreements	$2	$(2)	$—	2 years
Brand and tradenames	1,695	(470)	1,225	3 - 7 years
Developed technology	10,939	(3,266)	7,673	5 - 6 years
Customer relationships	19,049	(1,776)	17,273	10 - 18 years
Total intangible assets	$31,685	$(5,514)	$26,171

Goodwill	63,945	—	63,945	Indefinite

Total intangible assets & goodwill	$95,630	$(5,514)	$90,116
For the three and six months ended December 31, 2019 there was $0.8 million and $1.6 million in amortization expense related to intangible assets, respectively, as compared to the three and six months ended December 31, 2018, for which there was $0.8 million and $1.6 million in amortization expense related to intangible assets, respectively.
9. DEBT AND OTHER FINANCING ARRANGEMENTS
The Company's debt and other financing arrangements as of December 31, 2019 and June 30, 2019 consisted of the following:

	As of December 31,	As of June 30,
($ in thousands)	2019	2019

Term Facility	$15,000	$—
Revolving Credit Facility	—	10,000
Term Loan	—	1,458
Other, including capital lease obligations	705	1,323
Less: unamortized issuance costs and debt discount	(2,894)	(8)
Total	12,811	12,773
Less: debt and other financing arrangements, current	(587)	(12,497)
Debt and other financing arrangements, noncurrent	$12,224	$276

Details of interest expense presented on the Condensed Consolidated Statements of Operations are as follows:

	Three months ended December 31,		Six months ended December 31,
($ in thousands)	2019	2018	2019	2018
Term Facility	$379	$—	$379	$—
Revolving Credit Facility	226	181	303	356
Term Loan	—	352	160	702
Other interest expense	228	286	456	547
Total interest expense	$833	$819	$1,298	$1,605
Revolving Credit Facility and Term Loan with JPMorgan Chase
On November 9, 2017, in connection with the acquisition of Cantaloupe, the Company entered into a five year credit agreement among the Company, as the borrower, its subsidiaries, as guarantors, and JPMorgan Chase Bank, N.A., as the lender and administrative agent for the lender (the “Lender”), pursuant to which the Lender (i) made a $25 million Term Loan to the Company and (ii) provided the Company with the Revolving Credit Facility under which the Company may borrow revolving credit loans in an aggregate principal amount not to exceed $12.5 million at any time.
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
Loans under the five year credit agreement bore interest, at the Company's option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Company's total leverage ratio as of the last day of each fiscal quarter. The applicable interest rate on the loans for the year to date ended October 31, 2019 was LIBOR plus 4%. The Term Loan and Revolving Credit Facility contained customary representations and warranties and affirmative and negative covenants and required the Company to maintain a minimum quarterly total leverage ratio and fixed charge coverage ratio. The Revolving Credit Facility and Term Loan also required the Company to furnish various financial information on a quarterly and annual basis. As of June 30, 2019, the Company was not in compliance with the fixed charge coverage ratio and the total leverage ratio, which represented an event of default under the credit agreement and the Company classified all amounts outstanding under the Revolving Credit Facility and Term Loan as current liabilities as of June 30, 2019.
Due to the Company's delay in filing its periodic reports, between September 28, 2018, and September 30, 2019, the parties entered into various agreements to provide for the extension of the delivery of the Company’s financial information required under the terms of the credit agreement. In connection with these agreements, the Company incurred extension fees due to the lender, totaling $0.2 million, between September 28, 2018 and September 30, 2019. Additionally, during the quarter ended March 31, 2019, the Company prepaid $20.0 million of the balance outstanding under the Term Loan, and on September 30, 2019, the Company prepaid the remaining principal balance of the Term Loan and agreed to permanently reduce the amount available under the Revolving Credit Facility to $10 million which represented the outstanding balance on the date thereof. On October 31, 2019, the Company repaid the outstanding balance on the Revolving Credit Facility.
Term Facility with Antara
On October 9, 2019, as a result of seeking additional financing sources to support the Company's operating activities, the Company entered into a commitment letter with Antara Capital Master Fund LP (“Antara”), pursuant to which Antara committed to extend to the Company a $30.0 million senior secured term loan facility (“Term Facility”). On October 31, 2019, the Company entered into a Financing Agreement with Antara to draw $15.0 million on the Term Facility and agreed to draw an additional $15.0 million at any time between July 31, 2020 and April 30, 2021, subject to the terms of the Financing Agreement. If the Company fails to make the subsequent draw on the Term Facility by April 30, 2021, the Company shall pay Antara a commitment termination fee equal to 3% of the subsequent draw commitment. The outstanding amount of the draws under the Term Facility bear interest at 9.75% per annum, payable monthly in arrears. The proceeds of the initial draw were used to repay the outstanding balance of the Revolving Credit Facility due to JPMorgan Chase Bank, N.A. in the amount of $10.1 million, including accrued interest payable, and to pay transaction expenses, and the Company intends to utilize the balance for working capital and general corporate purposes. The outstanding principal amount of the loan must be paid in full by no later than the maturity date of October 31, 2024. The Company will need to be in compliance with financial covenants related to the minimum fixed charge coverage ratio beginning with the fiscal quarter ending June 30, 2020, maximum capital expenditures beginning with the fiscal quarter ending December 31, 2019, and minimum consolidated EBITDA beginning with the fiscal year ending June 30, 2020. As of December 31, 2019, the Company was in compliance with its financial covenants.
The Company may prepay any principal amount outstanding on the Term Facility plus a prepayment premium of 5% (if prepaid on or prior to December 31, 2020), 3% (between January 1, 2021 and December 31, 2021), 1% (between January 1, 2022 and December 31, 2022) and 0% thereafter. Under the Term Facility, the Company is subject to mandatory prepayments as a result of certain asset sales, insurance proceeds, issuances of disqualified capital stock, and issuances of debt. These mandatory prepayments are subject to the prepayment premium that applies to voluntary prepayments. The Company is also subject to annual mandatory prepayments ranging from 0% to 75% of excess cash flow depending upon the consolidated total leverage ratio measured at the end of each fiscal year beginning with the fiscal year ending June 30, 2020. These mandatory prepayments are not subject to the aforementioned prepayment premium.
As discussed in Note 12, on October 9, 2019, the Company also sold shares of the Company’s common stock to Antara at a price below market value. Since the Term Facility and equity issuance were negotiated in contemplation of each other and executed within a short period of time, the Company evaluated the debt and equity financing as a combined arrangement, and estimated the fair values of the debt and equity components to allocate the proceeds, net of the registration rights agreement liability (Note 12) on a relative fair value basis between the debt and equity components. The non-lender fees incurred to establish the debt and equity financing arrangement were allocated to the debt and equity components, which includes the delayed draw commitment, on a relative fair value basis and capitalized on the Company’s balance sheet. $0.9 million was allocated to debt issuance costs which is amortized on an effective interest method into interest expense over the term of the Term Facility and $0.1 million was allocated to debt commitment fees which is amortized on a straight-line basis through April 30, 2021.
The Term Facility was further evaluated for the existence of embedded features to be bifurcated from the amount allocated to the debt component. The Term Facility agreement contains a mandatory prepayment feature that was determined to be an embedded derivative, requiring bifurcation and fair value recognition for the derivative liability. The fair value of this derivative liability is remeasured at each reporting period, with changes in fair value recognized in the consolidated statement of operations and any changes in the assumptions used in measuring the fair value of the derivative liability could result in a material increase or decrease in its carrying value. The allocation of the proceeds to the debt component and the bifurcation of the embedded derivative liability resulted in a $2.1 million debt discount that will be amortized as a credit to interest expense over the term of the Term Facility.
Other Long-Term Borrowings
In connection with the acquisition of Cantaloupe, the Company assumed debt of $1.8 million with an outstanding balance of $0.4 million and $0.8 million as of December 31, 2019 and June 30, 2019, respectively, comprised of: (i) $0.1 million and $0.2 million of promissory notes bearing an interest rate of 5% and maturing on April 5, 2020 with principal and interest payments due monthly; (ii) $0.3 million and $0.4 million of promissory notes bearing an interest rate of 10% and maturing on April 1, 2021 with principal and interest payments due quarterly; and (iii) $0.1 million as of June 30, 2019 of promissory notes bearing an interest rate of 12% that matured on December 15, 2019.
10. FAIR VALUE MEASUREMENTS
Financial assets and liabilities are recorded at fair value. The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses, are carried at cost which approximates fair value due to the short-term maturity of these instruments and are Level 1 assets or liabilities of the fair value hierarchy.
The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:
Level 1 ‑ Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2 ‑ Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability

(i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
Level 3 ‑ Inputs are unobservable and reflect the Company’s assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available.
The Company's embedded derivative liability is measured at fair value using a probability-weighted discounted cash flow model and is classified as a Level 3 liability of the fair value hierarchy due to the use of significant unobservable inputs. The liability is included as a component of Accrued expenses, less current portion on the consolidated balance sheets and subject to remeasurement to fair value at the end of each reporting period. For the three and six months ended December 31, 2019, the Company recognized the change as a component of Other income (expense) in its consolidated statements of operations. The assumptions used in the discounted cash flow model of the embedded derivative liability include: (1) management's estimates of the probability and timing of future cash flows and related events; (2) the Company's risk-adjusted discount rate that includes a company-specific risk premium; and (3) the Company's cost of debt.
There were no transfers between Level 1, Level 2, and Level 3 during the periods presented. The following table provides a reconciliation for the opening and closing balances of the embedded derivative liability from October 31, 2019 to December 31, 2019:

($ in millions)
Balance at October 31, 2019	$1.5
Net change in fair value	—
Balance at December 31, 2019	$1.5
The Company’s obligations under its long-term debt agreements are carried at amortized cost, which approximates their fair value as of June 30, 2019. The fair value of the Company’s obligations under its long-term debt agreements with JPMorgan Chase were considered Level 2 liabilities of the fair value hierarchy because these instruments have interest rates that reset frequently. The fair value of the Company's obligations under its long-term debt agreements with Antara as of December 31, 2019 was approximately $17.7 million and considered a Level 3 liability of the fair value hierarchy because this instrument used significant unobservable inputs consistent with those used in determining the embedded derivative liability values.
11. INCOME TAXES

For the three months ended December 31, 2019, the Company recorded an income tax provision of $72 thousand. For the six months ended December 31, 2019, the Company recorded an income tax provision of $131 thousand. As of December 31, 2019, the Company continued to record a full valuation against its deferred tax assets.  The income tax provisions primarily relate to the Company's uncertain tax positions, as well as state income and franchise taxes. As of December 31, 2019, the Company had a total unrecognized income tax benefit of $0.3 million. The Company is actively working with the tax authorities related to the majority of this uncertain tax position and it is reasonably possible that a majority of the uncertain tax position will be settled within the next 12 months. The provision is based upon actual loss before income taxes for the six months ended December 31, 2019, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.

For the three months ended December 31, 2018, an income tax provision of $19 thousand was recorded, which primarily relates to state income and franchise taxes. For the six months ended December 31, 2018, an income tax provision of $37 thousand was recorded, which primarily relates to state income and franchise taxes. The provisions are based upon actual loss before income taxes for the six months ended December 31, 2018, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.
12. EQUITY
WARRANTS
The Company had 23,978 warrants outstanding as of December 31, 2019 and June 30, 2019, all of which were exercisable at $5.00 per share. The warrants have an expiration date of March 29, 2021.

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
In August 2017, the Company awarded stock options to its former Chief Executive Officer and Chief Financial Officer to purchase up to 19,047 and 25,000 shares respectively of common stock at an exercise price of $5.25 per share. The Chief Executive Officer options vest on August 16, 2018, expiring if not exercised prior to August 16, 2024.  The Chief Financial Officer options vest 1/3 on August 16, 2018, 1/3 on August 16, 2019 and 1/3 on August 16, 2020, expiring if not exercised prior to August 16, 2024. The Chief Executive Officer options are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, and the Chief Financial Officer options are non-qualified stock options. The Company's former Chief Executive Officer exercised all of his 274,267 outstanding options during the three months ended December 31, 2019.
In September 2018, the Company awarded stock options to 102 employees to purchase up to 400,000 shares of common stock at an exercise price of $8.75 which vest 1/3 each year.
In October 2019, the Company awarded stock options to its interim Chief Executive Officer to purchase up to 225,000 shares of common stock at an exercise price of $7.11 per share which vested immediately and are non-qualified stock options.
In November 2019, the Company awarded stock options to 11 employees to purchase up to 110,000 shares of common stock at an exercise price of $6.28 which vest 1/3 each year. The options are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended.
The fair value of options granted during the six months ended December 31, 2019 and 2018 was determined using the following assumptions:

	Six months ended December 31,
	2019	2018
Expected volatility (percent)	74.6% - 90.1%	58.4%
Expected life (years)	3.5 - 4.5	4.5
Expected dividends	0.0%	0.0%
Risk-free interest rate (percent)	1.4% - 1.6%	2.91%
Number of options granted	340,760	400,000
Weighted average exercise price	$6.85	$8.75
Weighted average grant date fair value	$6.84	$4.37
Stock based compensation related to all stock options for the three and six months ended December 31, 2019 was $1.1 million and $1.4 million, respectively, and $0.3 million and $0.4 million for the three and six months ended December 31, 2018, respectively.
COMMON STOCK
On July 2, 2018, 6,677 shares were awarded to each non-employee director for a total of 40,062 shares. The shares vest on a monthly basis over the two-year period following July 2, 2018.
On October 9, 2019, the Company sold to Antara 3,800,000 shares of the Company’s common stock at a below market value price of $5.25 per share for gross cash proceeds of $19,950,000. Since the Term Facility and equity issuance were negotiated in contemplation of each other and executed within a short period of time, the Company evaluated the debt and equity financing as a combined arrangement, and estimated the fair values of the debt and equity components to allocate the total proceeds on a relative fair value basis between the debt and equity components, resulting in a $17.9 million allocation to equity, less $1.1 million in issuance fees allocated to the equity component on a relative fair value basis.

On October 16, 2019, 13,216 shares were awarded to each non-employee director and its interim Chief Executive Officer for a total of 118,944 shares. 1/3 of the shares vested immediately at the award date, with the remaining shares vesting on October 16, 2020. On November 8, 2019, Albin F. Moschner retired as a member of the Board of Directors, and his remaining shares immediately vested.
On November 22, 2019, 104,500 total shares were awarded to 11 employees. The shares vest 1/3 each year.
The total expense recognized for all common stock awards for the three and six months ended December 31, 2019 was $0.5 million, and for the three and six months ended December 31, 2018 was $0.1 million and $0.3 million, respectively.
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
The Company had long-term stock incentive plans (“LTI”) in prior fiscal years for its then executive officers. Stock based compensation related to the LTI plans was as follows in the three and six months ended December 31, 2019 and 2018:

	Three months ended December 31,		Six months ended December 31,
($ in thousands)	2019	2018	2019	2018
FY20 LTI Plan	$119	$—	$119	$—
FY18 LTI Plan	11	30	19	60
FY17 LTI Plan	—	26	—	51
Total	$130	$56	$138	$111
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
REGISTRATION RIGHTS AGREEMENT

In connection with the Stock Purchase Agreement on October 9, 2019 with Antara, the Company also entered into a registration rights agreement (the "Registration Rights Agreement") with Antara, pursuant to which the Company agreed, at its expense, to file a registration statement under the Act with the Securities and Exchange Commission (the "SEC") covering the resale of the shares by Antara (the "Registration Statement").

Pursuant to an Amendment to Registration Rights Agreement dated as of January 31, 2020 (the “Amendment”), Antara and the Company agreed to terminate the obligation of the Company to register the shares in exchange for a payment of approximately $1.2 million by the Company to Antara by no later than January 31, 2020. The Amendment provided that the payment would be in full satisfaction of any and all liquidated damages which may be due by the Company to Antara under the Registration Rights Agreement for the failure to timely file the Form S-1 registration statement and/or to obtain and maintain the effectiveness thereof. This obligation was recorded by the Company as of December 31, 2019.
Under the Registration Rights Agreement, and prior to the Amendment, the Company was required to file the registration statement by no later than November 8, 2019 (extended by agreement of the parties until November 26, 2019). The Company informed Antara that it would not be able to file the Registration Statement without unreasonable effort and expense because the applicable rules of the SEC require the Company to include certain pre-acquisition financial statements of Cantaloupe in the Registration Statement.
These pre-acquisition financial statements had been filed by the Company as exhibit 99.1 to the Form 8-K/A filed on January 24, 2018. As part of the audit process and subsequent to June 30, 2019, the Company performed an extensive analysis relating to certain of the accounts of Cantaloupe for periods subsequent to the acquisition and made certain adjustments to previously issued financial statements, all of which were described in the Company’s annual report on Form 10-K for the year ended June 30, 2019 and the Amendment No. 1 thereto. The Company determined that to perform such an analysis in connection with the pre-acquisition financial statements required to be included in the registration statement would be unduly time consuming and expensive. The Company also sought to obtain a waiver from the staff of the SEC from the regulations which require the inclusion of these pre-acquisition financial statements in the registration statement. By letter dated December 30, 2019, the SEC staff indicated that it was unable to provide such a waiver.
13. COMMITMENTS AND CONTINGENCIES

Eastern District of Pennsylvania Consolidated Shareholder Class Actions

As previously reported, various putative shareholder class action complaints had been filed in the United States District Court for the District of New Jersey against the Company, its chief executive officer and chief financial officer at the relevant time, its directors at the relevant time, and the investment banks who served as underwriters in the May 2018 follow-on public offering of the Company (the “Underwriters”). These complaints alleged violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These various actions were consolidated by the Court into one action (the “Consolidated Action”), and the Court granted the Motion to Transfer filed by the Company and its former chief executive officer, and transferred the Consolidated Action to the United States District Court for the Eastern District of Pennsylvania, Docket No. 19-cv-04565. On November 20, 2019, Plaintiff filed an amended complaint, and defendants filed motions to dismiss on February 3, 2020. The Court has not yet ruled on the motions to dismiss. The parties intend to participate in a private mediation on February 27, 2020.

Chester County, Pennsylvania Class Action

As previously reported, a putative shareholder class action complaint was filed against the Company, its chief executive officer and chief financial officer at the relevant time, its directors at the relevant time, and the Underwriters, in the Court of Common Pleas, Chester County, Pennsylvania, Docket No. 2019-04821-MJ. The complaint alleged violations of the Securities Act of 1933, as amended. As also previously reported, on September 20, 2019 the Court granted the defendants’ Petition for Stay and stayed the Chester County action until the Consolidated Action reaches a final disposition. On October 18, 2019, plaintiff filed an appeal to the Pennsylvania Superior Court from the Order granting defendants’ Petition for Stay, Docket No. 3100 EDA 2019. On December 6, 2019, the Pennsylvania Superior Court issued an Order stating that the Stay Order does not appear to be final or otherwise appealable and directed plaintiff to show cause as to the basis of the Pennsylvania Superior Court’s jurisdiction. The plaintiff filed a Response to the Order to Show Cause on December 16, 2019, and the defendants filed an Application to Quash Appeal on December 26, 2019. The Pennsylvania Superior Court has not yet decided the appealability of the Chester County Stay Order.

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

•	whether our suppliers would increase their prices, reduce their output or change their terms of sale;

•	the ability of the Company to sell to third party lenders all or a portion of our finance receivables, or to do so in a timely manner;

•	whether the listing application for the Company’s securities which has been filed by the Company with The Nasdaq Stock Market LLC (“Nasdaq”) will be granted in a timely manner;

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; and

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
The Company generates revenue in multiple ways. During the three and six months ended December 31, 2019, we derived approximately 81% and 80% of our revenue from recurring license and transaction fees related to our ePort Connect service and approximately 19% and 20% of our revenue from equipment sales. Connections to our service stem from the sale or lease of our POS electronic payment devices, certified payment software, or the servicing of similar third-party installed POS terminals. Connections to the ePort Connect service are the most significant driver of the Company’s revenue, particularly the recurring revenue from license and transaction fees. Customers can obtain POS electronic payment devices from us in the following ways:

•	Purchasing devices directly from the Company or one of its authorized resellers;

•
Financing devices under the Company’s QuickStart Program, which are non-cancellable sixty month sales-type leases, through an unrelated equipment financing company, if available, or directly from the Company; and

•	Renting devices under the Company’s JumpStart Program, which are cancellable month-to-month operating leases.
As of December 31, 2019, highlights of the Company are below:

•	Headquarters in Malvern, Pennsylvania;

•	Over 120 employees;

•	Over 21,000 customers and approximately 1,255,000 connections to our service;

•	Three direct sales teams at the national, regional, and local customer-level and a growing number of OEMs and national distribution partners;

•	The Company’s fiscal year ends June 30th.

As indicated in our 2019 Form 10-K, as a result of our failure to comply with our periodic reporting obligations, on September 26, 2019, our securities were suspended from trading on The Nasdaq Stock Market LLC (“Nasdaq”) and are currently quoted on the OTC Markets. On October 8, 2019, and pursuant to applicable Nasdaq rules, we filed an appeal to the Nasdaq Listing and Hearing Review Council (the “Listing Council”) from the Nasdaq Hearing Panel’s determination to delist the Company’s securities from trading. On November 22, 2019, the Company received a notification that the Listing Council had affirmed the decision of the Hearing Panel to suspend trading of the Company’s securities on Nasdaq and to delist the Company’s securities. On January 29, 2020, the Company received written notification from Nasdaq that the Nasdaq Board of Directors declined to call for review the decision of the Listing Council, and that the decision of the Listing Council represented the final action of Nasdaq relating to the decision of the Listing Council. Pursuant to applicable Nasdaq listing rules and the rules promulgated under the Securities Exchange Act of 1934, as amended, on February 4, 2020, Nasdaq issued a press release stating that it will delist the Company’s securities and will file a Form 25 with the Securities and Exchange Commission to complete the delisting. The delisting of the Company’s securities from Nasdaq became effective on February 18, 2020. Independent of and in addition to the appeal process described above, the Company has applied to relist its common stock and preferred stock on Nasdaq, and the application is currently under review by the staff of the Nasdaq Listing Qualifications Department. There can be no assurance that the listing application will be granted by Nasdaq or granted in a timely manner.
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
Five Quarter Select Key Performance Indicators including Connections

	As of and for the three months ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Connections:
Gross new connections	45,000	49,000	47,000	51,000	36,000
Net new connections	40,000	46,000	43,000	46,000	33,000
Total connections	1,255,000	1,215,000	1,169,000	1,126,000	1,080,000
Customers:
New customers added	900	900	825	925	650
Total customers	21,200	20,300	19,400	18,575	17,650
Volumes:
Total number of transactions (millions)	277.6	232.7	229.6	217.2	204.6
Total volume (millions)	$529.9	$461.2	$453.0	$420.3	$392.2
Financing structure of connections:
JumpStart	4.3%	3.4%	10.1%	1.8%	7.8%
QuickStart & all others (a)	95.7%	96.6%	89.9%	98.2%	92.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

a)	Includes credit sales with standard trade receivable terms.
Highlights of USAT’s connections for the quarter ended December 31, 2019 include:

•	40,000 additional net new connections during the quarter; and

•	1,255,000 total connections to our service compared to the same quarter last year of approximately 1,080,000 total connections to our service, an increase of 175,000 connections, or 16%.

RESULTS OF OPERATIONS
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018
Revenue and Gross Profit

	Three months ended December 31,		Percent Change
($ in thousands)	2019	2018
Revenue:
License and transaction fees	$35,754	$29,733	20.3%
Equipment sales	8,297	4,753	74.6%
Total Revenue	44,051	34,486	27.7%

Costs of sales:
Cost of services	22,579	19,462	16.0%
Cost of equipment	8,710	5,589	55.8%
Total costs of sales	31,289	25,051	24.9%

Gross profit:
License and transaction fees	13,175	10,271	28.3%
Equipment sales	(413)	(836)	50.6%
Total gross profit	$12,762	$9,435	35.3%
Revenue.  Total revenue increased $9.6 million for the three months ended December 31, 2019 compared to the same period in 2018.  The change in total revenue resulted from a $6.0 million increase in license and transaction fee revenue for the three months ended December 31, 2019 compared to the same period in 2018, driven primarily by the increase in connection count which caused an increase in license fee and processing fees, and a $3.5 million increase in equipment revenue for the three months ended December 31, 2019 compared to the same period in 2018 driven primarily by the 40,000 new net connections delivered for the three months ended December 31, 2019 compared to 33,000 new net connections delivered in the same period in 2018. This 7,000 increase in new net connections represents a 21 percent increase year over year.
Cost of sales. Cost of sales increased $6.2 million for the three months ended December 31, 2019 compared to the same period in 2018.  The increase was driven by a $3.1 million increase in cost of services driven primarily by an increase in transaction processing costs following the increase in transaction processing fees for the quarter and a $3.1 million increase in cost of equipment sales, resulting from higher shipments compared to the same period last year. However, the cost of services compared to services fees was 2.3% lower for the three months ended December 31, 2019 compared to the same period in 2018 due primarily to a higher average ticket price in transactions processed during the current quarter.
Gross margin. Total gross margin increased 1.6%, from 27.4% for the three months ended December 31, 2018 to 29.0% for the three months ended December 31, 2019.  The change in our gross margin was driven primarily by a 2.3% increase in the transaction processing margin driven by a higher ticket price realized in the current quarter.
Operating Expenses

	Three months ended December 31,		Percent Change
Category ($ in thousands)	2019	2018
Selling, general and administrative expenses	$18,700	$10,931	71.1%
Investigation and restatement expenses	738	7,188	NM
Integration and acquisition costs	—	181	NM
Depreciation and amortization	1,080	1,143	(5.5)%
Total operating expenses	$20,518	$19,443	5.5%
____________
NM — not meaningful

Selling, general and administrative expenses.  Selling, general and administrative expenses increased approximately $7.8 million for the three months ended December 31, 2019, as compared to the same period in 2018.  This change was primarily driven by a $3.4 million increase in professional services costs primarily related to the Company's restatement project and related audit activities that were not included in one-time costs, a $3.2 million increase in employment related costs and $0.4 million of severance costs.
Investigation and restatement expenses. Investigation and restatement expenses were incurred beginning in the first quarter of fiscal year 2019 through the second quarter of fiscal year 2020 in connection with the Audit Committee's investigation, the restatements of previously filed financial statements, bank consents, and the ongoing remediation of deficiencies in our internal control over financial reporting.
Integration and acquisition costs. Integration and acquisition costs were $0.2 million for the three months ended December 31, 2018 due to the completion of the Cantaloupe acquisition.
Depreciation and amortization.  Depreciation and amortization expense was consistent with the same period in 2018.
Other Expense, Net

	Three months ended December 31,		Percent Change
($ in thousands)	2019	2018
Other income (expense):
Interest income	$283	$408	(30.6)%
Interest expense	(833)	(819)	1.7%
Total other expense, net	$(550)	$(411)	33.8%
Other expense, net.  Other expense, net was consistent with the same period in 2018.
Income Taxes

	Three months ended December 31,		Percent Change
($ in thousands)	2019	2018
Provision for income taxes	$(72)	$(19)	278.9%
Income taxes.  For the three months ended December 31, 2019, a tax provision of $72 thousand was recorded which primarily relates to the Company's uncertain tax positions, as well as state income and franchise taxes. As of December 31, 2019, the Company had a total unrecognized income tax benefit of $0.3 million. The Company is actively working with the tax authorities related to the majority of this uncertain tax position and it is reasonably possible that a majority of the uncertain tax position will be settled within the next 12 months. The provision is based upon actual loss before income taxes for the three months ended December 31, 2019, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.
For the three months ended December 31, 2018, a tax provision of $19 thousand was recorded which primarily relates to state income and franchise taxes. The provision is based upon actual loss before income taxes for the three months ended December 31, 2018, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.

Reconciliation of Net Loss to Adjusted EBITDA

	Three months ended December 31,
($ in thousands)	2019	2018
Net loss	$(8,378)	$(10,438)
Less: interest income	(283)	(408)
Plus: interest expense	833	819
Plus: income tax provision	72	19
Plus: depreciation expense	1,053	1,204
Plus: amortization expense	784	793
EBITDA	(5,919)	(8,011)
Plus: stock-based compensation	1,742	557
Plus: litigation related professional expenses	1,115	97
Plus: investigation and restatement expenses	738	7,188
Plus: integration and acquisition costs	—	181
Adjustments to EBITDA	3,595	8,023
Adjusted EBITDA	$(2,324)	$12
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

Reconciliation of Net Loss to Non-GAAP Net Income (Loss)

	Three months ended December 31,
($ in thousands)	2019	2018
Net loss	$(8,378)	$(10,438)
Non-GAAP adjustments:
Non-cash portion of income tax provision	5	5
Amortization expense	784	793
Stock-based compensation	1,742	557
Litigation related professional fees	1,115	97
Investigation and restatement expenses	738	7,188
Integration and acquisition costs	—	181
Non-GAAP net (loss) income	$(3,994)	$(1,617)
As used herein, non-GAAP net income (loss) represents GAAP net loss excluding costs or benefits relating to any non-cash portions of the Company’s income tax provision, amortization expense related to our acquisition-related intangibles, non-recurring fees and charges that were incurred in connection with the acquisition and integration of businesses, non-recurring fees and charges that were incurred in connection with the Audit Committee investigation and financial statement restatement activities, class-action litigation or activist related expenses, and stock-based compensation expense. Management believes that non-GAAP net income (loss) is an important measure of USAT’s business. Non-GAAP net income (loss) is a non-GAAP financial measure which is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Management believes that non-GAAP net loss is an important measure of the Company’s business. Management uses the aforementioned non-GAAP measure to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that this non-GAAP financial measure serves as a useful metric for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance. Additionally, the Company utilizes non-GAAP net income (loss) as a metric in its executive officer and management incentive compensation plans.

Six Months Ended December 31, 2019 Compared to Six Months Ended December 31, 2018
Revenue and Gross Profit

	Six months ended December 31,		Percent Change
($ in thousands)	2019	2018
Revenue:
License and transaction fees	$70,363	$58,404	20.5%
Equipment sales	17,047	9,850	73.1%
Total Revenue	87,410	68,254	28.1%

Costs of sales:
Cost of services	44,668	37,834	18.1%
Cost of equipment	18,564	9,927	87.0%
Total costs of sales	63,232	47,761	32.4%

Gross profit:
License and transaction fees	25,695	20,570	24.9%
Equipment sales	(1,517)	(77)	(1,870.1)%
Total gross profit	$24,178	$20,493	18.0%
Revenue.  Total revenue increased $19.2 million for the six months ended December 31, 2019 compared to the same period in 2018.  The growth in total revenue resulted from a $12.0 million increase in license and transaction fee revenue for the six months ended December 31, 2019 compared to the same period in 2018, mostly driven by the increase in connection count which generated an increase in license fee and processing fees, and a $7.2 million increase in equipment revenue for the six months ended December 31, 2019 compared to the same period in 2018 driven primarily by the 86,000 new net connections delivered for the six months ended December 31, 2019 compared to 52,000 new net connections delivered in the same period in 2018. This 34,000 increase in new net connections represents a 65 percent increase year over year.
Cost of sales. Cost of sales increased $15.5 million for the six months ended December 31, 2019 compared to the same period in 2018.  The increase was driven by a $6.8 million increase in cost of services driven by an increase in transaction processing costs commensurate with the increase in transaction processing fees for the period and a $8.6 million increase in cost of equipment sales, resulting from higher shipments compared to the same period last year.
Gross margin. Total gross margin decreased 2.4%, from 30.0% for the six months ended December 31, 2018 to 27.7% for the six months ended December 31, 2019.  The decrease was driven primarily by a lower equipment margin resulting from a large equipment sale made to a strategic customer during the prior quarter, reflecting our strategy of using equipment sales as an enabler for driving longer-term, higher margin license and transaction fees. License and transaction processing margin remained consistent compared to the same period last year.
Operating Expenses

	Six months ended December 31,		Percent Change
Category ($ in thousands)	2019	2018
Selling, general and administrative expenses	$36,807	$20,381	80.6%
Investigation and restatement expenses	4,303	11,714	NM
Integration and acquisition costs	—	1,103	NM
Depreciation and amortization	2,102	2,276	(7.6)%
Total operating expenses	$43,212	$35,474	21.8%
____________
NM — not meaningful
Selling, general and administrative expenses.  Selling, general and administrative expenses increased approximately $16.4 million for the six months ended December 31, 2019, as compared to the same period in 2018.  This change was primarily driven by a

$10.8 million increase in professional services costs primarily related to the Company's restatement project and related audit activities that were not included in one-time costs, $4.4 million increase in employment related costs, and $0.4 million of severance costs.
Investigation and restatement expenses. Investigation and restatement expenses were incurred beginning in the first quarter of fiscal year 2019 through the second quarter of fiscal year 2020 in connection with the Audit Committee's investigation, the restatements of previously filed financial statements, bank consents, and the ongoing remediation of deficiencies in our internal control over financial reporting.
Integration and acquisition costs. Integration and acquisition costs were $1.1 million for the six months ended December 31, 2018 due to the completion of the Cantaloupe acquisition.
Depreciation and amortization.  Depreciation and amortization expense was consistent with the same period in 2018.
Other Expense, Net

	Six months ended December 31,		Percent Change
($ in thousands)	2019	2018
Other income (expense):
Interest income	$577	$897	(35.7)%
Interest expense	(1,298)	(1,605)	(19.1)%
Total other expense, net	$(721)	$(708)	1.8%
Other expense, net.  Other expense, net was consistent with the same period in 2018.
Income Taxes

	Six months ended December 31,		Percent Change
($ in thousands)	2019	2018
Provision for income taxes	$(131)	$(37)	254.1%
Income taxes.  For the six months ended December 31, 2019, a tax provision of $131 thousand was recorded which primarily relates to the Company's uncertain tax positions, as well as state income and franchise taxes. As of December 31, 2019, the Company had a total unrecognized income tax benefit of $0.3 million. The Company is actively working with the tax authorities related to the majority of this uncertain tax position and it is reasonably possible that a majority of the uncertain tax position will be settled within the next 12 months. The provision is based upon actual loss before income taxes for the six months ended December 31, 2019, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.
For the six months ended December 31, 2018, a tax provision of $37 thousand was recorded which primarily relates to state income and franchise taxes. The provision is based upon actual loss before income taxes for the six months ended December 31, 2018, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.

Reconciliation of Net Loss to Adjusted EBITDA

	Six months ended December 31,
($ in thousands)	2019	2018
Net loss	$(19,886)	$(15,726)
Less: interest income	(577)	(897)
Plus: interest expense	1,298	1,605
Plus: income tax provision	131	37
Plus: depreciation expense	1,924	2,387
Plus: amortization expense	1,569	1,585
EBITDA	(15,541)	(11,009)
Plus: stock-based compensation	2,032	972
Plus: litigation related professional expenses	1,229	103
Plus: investigation and restatement expenses	4,303	11,714
Plus: integration and acquisition costs	—	1,103
Adjustments to EBITDA	7,564	13,892
Adjusted EBITDA	$(7,977)	$2,883
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

Reconciliation of Net Loss to Non-GAAP Net Income (Loss)

	Six months ended December 31,
($ in thousands)	2019	2018
Net loss	$(19,886)	$(15,726)
Non-GAAP adjustments:
Non-cash portion of income tax provision	10	9
Amortization expense	1,569	1,585
Stock-based compensation	2,032	972
Litigation related professional fees	1,229	103
Investigation and restatement expenses	4,303	11,714
Integration and acquisition costs	—	1,103
Non-GAAP net (loss) income	$(10,743)	$(240)
As used herein, non-GAAP net income (loss) represents GAAP net loss excluding costs or benefits relating to any non-cash portions of the Company’s income tax provision, amortization expense related to our acquisition-related intangibles, non-recurring fees and charges that were incurred in connection with the acquisition and integration of businesses, non-recurring fees and charges that were incurred in connection with the Audit Committee investigation and financial statement restatement activities, class-action litigation or activist related expenses, and stock-based compensation expense. Management believes that non-GAAP net income (loss) is an important measure of USAT’s business. Non-GAAP net income (loss) is a non-GAAP financial measure which is not required by or defined under GAAP. The presentation of this financial measure is not intended to be considered in isolation or as a substitute for the financial measures prepared and presented in accordance with GAAP, including the net income or net loss of the Company or net cash used in operating activities. Management recognizes that non-GAAP financial measures have limitations in that they do not reflect all of the items associated with the Company’s net income or net loss as determined in accordance with GAAP, and are not a substitute for or a measure of the Company’s profitability or net earnings. Management believes that non-GAAP net loss is an important measure of the Company’s business. Management uses the aforementioned non-GAAP measure to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. We believe that this non-GAAP financial measure serves as a useful metric for our management and investors because they enable a better understanding of the long-term performance of our core business and facilitate comparisons of our operating results over multiple periods, and when taken together with the corresponding GAAP financial measures and our reconciliations, enhance investors’ overall understanding of our current and future financial performance. Additionally, the Company utilizes non-GAAP net income (loss) as a metric in its executive officer and management incentive compensation plans.
LIQUIDITY AND CAPITAL RESOURCES
Cash used in operating activities was $9.8 million for the six months ended December 31, 2019 compared to cash used of $16.6 million in the same period in fiscal year 2018. The change reflects a change in net expense for non-cash operating activities of $0.2 million, and net cash provided by the change in various operating assets and liabilities of $10.7 million. The change in operating assets and liabilities is primarily driven by the change of accounts receivable of $2.2 million offset by the change of accounts payable and accrued expenses of $13.1 million.
Cash used in investing activities was $1.3 million for the six months ended December 31, 2019 compared to cash used of $2.2 million in the same period in fiscal year 2018, primarily driven by a decrease in equipment purchases for rental equipment compared to the same period last year.
Cash provided by financing activities was $21.2 million for the six months ended December 31, 2019 compared to cash used of $1.9 million in the same period in fiscal year 2018. The change was primarily due to proceeds received from the Term Facility, offset by payments of issuance fees for the Term Facility and the repayment of the Term Loan and Revolving Credit Facility.
Sources and Uses of Cash
Due to the Company's delay in filing its periodic reports, between September 28, 2018, and September 30, 2019, the Company entered into various agreements with JPMorgan Chase Bank, N.A. (“Lender”), to provide for the extension of the delivery of the Company’s financial information and related compliance certificates required under the terms of the credit agreement which were required to be delivered to the Lender by no later than October 31, 2019. In connection with these agreements, the Company incurred extension fees due to the lender, totaling $0.2 million, between September 28, 2018 and September 30, 2019. Additionally, during the quarter ended March 31, 2019 the Company prepaid $20.0 million of the balance outstanding under the Term Loan.

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
On October 9, 2019, the Company also entered into a commitment letter (“Commitment Letter”) with Antara, pursuant to which Antara committed to extend to the Company a $30.0 million senior secured term loan facility (“Term Facility”). Upon the execution of the Commitment Letter, the Company paid to Antara a non-refundable commitment fee of $1.2 million. In connection with the Commitment Letter, Blair acted as exclusive placement agent for the Company and received a cash placement fee of $750,000. On October 31, 2019, the Company entered into a Financing Agreement with Antara to draw $15.0 million on the Term Facility and agreed to draw an additional $15.0 million at any time between July 31, 2020 and April 30, 2021, subject to the terms of the Financing Agreement. The outstanding amount of the draws under the Term Facility bear interest at 9.75% per annum, payable monthly in arrears. The proceeds of the initial draw were used to repay the outstanding balance of the revolving line of credit loan due to JPMorgan Chase Bank, N.A. in the amount of $10.1 million, including accrued interest payable, and to pay transaction expenses, and the Company intends to utilize the balance for working capital and general corporate purposes. The outstanding principal amount of the loan must be paid in full by no later than the maturity date of October 31, 2024. We may prepay any principal amount outstanding on the Term Facility plus a prepayment premium of 5% (if prepaid on or prior to December 31, 2020), 3% (between January 1, 2021 - December 31, 2021), 1% (between January 1, 2022 - December 31, 2022) and 0% thereafter. Under the Term Facility we are subject to mandatory prepayments as a result of certain asset sales, insurance proceeds, issuances of disqualified capital stock, and issuances of debt. These mandatory prepayments are subject to the prepayment premium that applies to voluntary prepayments. We are also subject to annual mandatory prepayments ranging from 0% of excess cash flow to 75% of excess cash flow depending upon the consolidated total leverage ratio measured at the end of each fiscal year beginning with the fiscal year ending June 30, 2020. These mandatory prepayments are not subject to the aforementioned prepayment premium. The Company will need to be in compliance with financial covenants related to the minimum fixed charge coverage ratio beginning with the fiscal quarter ending June 30, 2020, maximum capital expenditures beginning with the fiscal quarter ending December 31, 2019, and minimum consolidated EBITDA beginning with the fiscal year ending June 30, 2020. As of December 31, 2019, the Company was in compliance with its financial covenants.
The Company has the following primary sources of capital available: (1) cash and cash equivalents on hand of $37.5 million as of December 31, 2019; (2) the cash which may be provided by operating activities; (3) potential sales to third party lenders of all or a portion of our finance receivables; and (4) an aggregate amount of $15 million under the Term Facility as described above. In addition, management has recently implemented efficiencies in working capital that are designed to increase our cash balances.
Management anticipates that during the remainder of the 2020 fiscal year, the Company would have to satisfy its sales tax liability estimated to be no more than $18.0 million.
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
(b) Changes in Internal Control over Financial Reporting

Other than the remediation actions disclosed in Item 9A. of the 2019 Form 10-K, there were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As discussed in Item 9A. of our 2019 Form 10-K, we have initiated a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting. These remedial procedures entailed significant changes in our internal control over financial reporting throughout the course of the fiscal year ended June 30, 2019 and were not complete as of December 31, 2019, and will continue through fiscal year 2020, with the goal to fully remediate all remaining material weaknesses by fiscal year end.

Part II - Other Information
Item 1. Legal Proceedings.

Eastern District of Pennsylvania Consolidated Shareholder Class Actions

As previously reported, various putative shareholder class action complaints had been filed in the United States District Court for the District of New Jersey against the Company, its chief executive officer and chief financial officer at the relevant time, its directors at the relevant time, and the investment banks who served as underwriters in the May 2018 follow-on public offering of the Company (the “Underwriters”). These complaints alleged violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These various actions were consolidated by the Court into one action (the “Consolidated Action”), and the Court granted the Motion to Transfer filed by the Company and its former chief executive officer, and transferred the Consolidated Action to the United States District Court for the Eastern District of Pennsylvania, Docket No. 19-cv-04565. On November 20, 2019, Plaintiff filed an amended complaint, and defendants filed motions to dismiss on February 3, 2020. The Court has not yet ruled on the motions to dismiss. The parties intend to participate in a private mediation on February 27, 2020.

Chester County, Pennsylvania Class Action

As previously reported, a putative shareholder class action complaint was filed against the Company, its chief executive officer and chief financial officer at the relevant time, its directors at the relevant time, and the Underwriters, in the Court of Common Pleas, Chester County, Pennsylvania, Docket No. 2019-04821-MJ. The complaint alleged violations of the Securities Act of 1933, as amended. As also previously reported, on September 20, 2019 the Court granted the defendants’ Petition for Stay and stayed the Chester County action until the Consolidated Action reaches a final disposition. On October 18, 2019, plaintiff filed an appeal to the Pennsylvania Superior Court from the Order granting defendants’ Petition for Stay, Docket No. 3100 EDA 2019. On December 6, 2019, the Pennsylvania Superior Court issued an Order stating that the Stay Order does not appear to be final or otherwise appealable and directed plaintiff to show cause as to the basis of the Pennsylvania Superior Court’s jurisdiction. The plaintiff filed a Response to the Order to Show Cause on December 16, 2019, and the defendants filed an Application to Quash Appeal on December 26, 2019. The Pennsylvania Superior Court has not yet decided the appealability of the Chester County Stay Order.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, filed with the SEC on February 18, 2020, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of December 31, 2019 and June 30, 2019, (2) the Consolidated Statements of Operations for the three-month and six-month periods ended December 31, 2019 and 2018, (3) the Consolidated Statements of Shareholders’ Equity for the six-month periods ended December 31, 2019 and 2018, (4) the Consolidated Statements of Cash Flows for the six-month periods ended December 31, 2019 and 2018, and (5) the Notes to Consolidated Financial Statements.

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