Form 10-Q
period 2020-03-31
USA TECHNOLOGIES INC
filed 2020-06-24
CIK 896429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
(610) 989-0340
_______________________________________________________________
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name Of Each Exchange On Which Registered
None	None	None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 18, 2020 there were 64,557,336 outstanding shares of Common Stock, no par value.

EXPLANATORY NOTE

On May 7, 2020, USA Technologies, Inc. (the “Company”, “We”, “USAT”, or “Our”) filed a Current Report on Form 8-K (the “Form 8-K”) with the U.S. Securities and Exchange Commission (the “Commission”) indicating its reliance on the 45-day extension provided by an order issued by the Commission under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) entitled Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new Commission order under Section 36 of the Exchange Act entitled Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (collectively, the “Order”). Specifically, the Company disclosed that it was unable to timely prepare and review the Quarterly Report due to circumstances related to COVID-19, including the remote working arrangements the Company has instituted for employees. These circumstances have impacted the Company’s ability to ensure information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management to allow for timely decisions regarding required disclosure. Therefore, due to COVID-19’s interference in the Company’s operations, the Company was unable to file the Original Form 10-Q on or prior to the original due date for the report. Consistent with the Company’s statements made in the Form 8-K, this Quarterly Report for the three months ended March 31, 2020, has been filed on June 24, 2020 (which was within the permitted timeframe of the Order).

USA TECHNOLOGIES, INC.

Part I. Financial Information
Item 1. Consolidated Financial Statements
USA Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

($ in thousands)	March 31, 2020	June 30, 2019

Assets
Current assets:
Cash and cash equivalents	$25,894	$27,464
Accounts receivable, less allowance of $6,952 and $4,866, respectively	18,418	21,906
Finance receivables, net	7,941	6,727
Inventory, net	9,577	11,273
Prepaid expenses and other current assets	2,319	1,558
Total current assets	64,149	68,928

Non-current assets:
Finance receivables due after one year, net	11,541	12,642
Other assets	2,075	2,099
Property and equipment, net	8,293	9,590
Operating lease right-of-use assets	5,903	—
Intangibles, net	23,818	26,171
Goodwill	63,945	63,945
Total non-current assets	115,575	114,447

Total assets	$179,724	$183,375

Liabilities, convertible preferred stock and shareholders’ equity
Current liabilities:
Accounts payable	$24,592	$27,584
Accrued expenses	27,533	23,351
Finance lease obligations and current obligations under long-term debt	381	12,497
Income taxes payable	168	254
Deferred revenue	1,621	1,681
Total current liabilities	54,295	65,367

Long-term liabilities:
Deferred income taxes	86	71
Finance lease obligations and long-term debt, less current portion	12,297	276
Operating lease liabilities, non-current	5,025	—
Accrued expenses, less current portion	450	100
Total long-term liabilities	17,858	447

Total liabilities	72,153	65,814
Commitments and contingencies (Note 13)
Convertible preferred stock:
Series A convertible preferred stock, 900,000 shares authorized, 445,063 issued and outstanding, with liquidation preferences of $20,778 and $20,111 at March 31, 2020 and June 30, 2019, respectively	3,138	3,138
Shareholders’ equity:
Preferred stock, no par value, 1,800,000 shares authorized, no shares issued	—	—
Common stock, no par value, 640,000,000 shares authorized, 64,448,957 and 60,008,481 shares issued and outstanding at March 31, 2020 and June 30, 2019, respectively	396,044	376,853
Accumulated deficit	(291,611)	(262,430)
Total shareholders’ equity	104,433	114,423
Total liabilities, convertible preferred stock and shareholders’ equity	$179,724	$183,375
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
($ in thousands, except per share data)	2020	2019	2020	2019
Revenue:
License and transaction fees	$34,961	$31,515	$105,324	$89,919
Equipment sales	8,137	6,189	25,184	16,039
Total revenue	43,098	37,704	130,508	105,958

Costs of sales:
Cost of services	22,244	20,307	66,912	58,141
Cost of equipment	9,856	7,444	28,420	17,371
Total costs of sales	32,100	27,751	95,332	75,512

Gross profit	10,998	9,953	35,176	30,446

Operating expenses:
Selling, general and administrative	20,069	11,156	56,876	31,537
Investigation and restatement expenses	—	1,408	4,303	13,122
Integration and acquisition costs	—	24	—	1,127
Depreciation and amortization	1,107	1,083	3,209	3,359
Total operating expenses	21,176	13,671	64,388	49,145

Operating loss	(10,178)	(3,718)	(29,212)	(18,699)

Other income (expense):
Interest income	411	348	988	1,245
Interest expense	(683)	(913)	(1,981)	(2,518)
Change in fair value of derivative	1,070	—	1,070	—
Total other income (expense), net	798	(565)	77	(1,273)

Loss before income taxes	(9,380)	(4,283)	(29,135)	(19,972)
Benefit (provision) for income taxes	85	(23)	(46)	(60)

Net loss	(9,295)	(4,306)	(29,181)	(20,032)
Preferred dividends	(334)	(334)	(668)	(668)
Net loss applicable to common shares	$(9,629)	$(4,640)	$(29,849)	$(20,700)
Net loss per common share
Basic	$(0.15)	$(0.08)	$(0.48)	$(0.34)
Diluted	$(0.15)	$(0.08)	$(0.48)	$(0.34)
Weighted average number of common shares outstanding
Basic	64,096,778	60,065,053	62,591,947	60,059,594
Diluted	64,096,778	60,065,053	62,591,947	60,059,594
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

Nine Month Period Ended March 31, 2020

	Common Stock		Accumulated Deficit	Total
($ in thousands)	Shares	Amount
Balance, June 30, 2019	60,008,481	$376,853	$(262,430)	$114,423
Stock based compensation	—	290	—	290
Net loss	—	—	(11,508)	(11,508)
Balance, September 30, 2019	60,008,481	377,143	(273,938)	103,205
Issuance of common stock in relation to private placement, net of offering costs incurred of $1,102	3,800,000	16,777	—	16,777
Stock based compensation	362,941	1,742	—	1,742
Net loss	—	—	(8,378)	(8,378)
Balance, December 31, 2019	64,171,422	395,662	(282,316)	113,346
Stock based compensation	277,535	382	—	382
Net loss	—	—	(9,295)	(9,295)
Balance, March 31, 2020	64,448,957	$396,044	$(291,611)	$104,433

Nine Month Period Ended March 31, 2019

	Common Stock		Accumulated Deficit	Total
($ in thousands)	Shares	Amount
Balance, June 30, 2018	59,998,811	$375,436	$(232,748)	$142,688
Cumulative effect adjustment for ASC 606 adoption	—	—	200	200
Stock based compensation	13,344	370	—	370
Net loss	—	—	(5,288)	(5,288)
Balance, September 30, 2018	60,012,155	375,806	(237,836)	137,970
Stock based compensation	1,563	557	—	557
Net loss	—	—	(10,438)	(10,438)
Balance, December 31, 2018	60,013,718	376,363	(248,274)	128,089
Stock based compensation	5,720	337	—	337
Net loss	—	—	(4,306)	(4,306)
Balance, March 31, 2019	60,019,438	$376,700	$(252,580)	$124,120
See accompanying notes.

USA Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended March 31,
($ in thousands)	2020	2019
OPERATING ACTIVITIES:
Net loss	$(29,181)	$(20,032)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Non-cash stock based compensation	2,453	1,393
Loss (gain) on disposal of property and equipment	88	(39)
Non-cash interest and amortization of debt discount	1,040	286
Bad debt expense	1,400	1,537
Provision for inventory reserve	(434)	2,699
Depreciation and amortization	5,193	5,899
Non-cash lease expense	1,398	—
Deferred income taxes	15	14
Change in fair value of derivative	(1,070)	—
Changes in operating assets and liabilities:
Accounts receivable	2,088	(6,288)
Finance receivables	(113)	(182)
Inventory	2,204	(5,349)
Prepaid expenses and other assets	(1,045)	(1,545)
Accounts payable and accrued expenses	(414)	(3,836)
Operating lease liabilities	(1,102)	—
Deferred revenue	(60)	(316)
Income taxes payable	(86)	42
Net cash used in operating activities	(17,626)	(25,717)

INVESTING ACTIVITIES:
Purchase of property and equipment, including rentals	(1,711)	(3,156)
Proceeds from sale of property and equipment, including rentals	33	103
Net cash used in investing activities	(1,678)	(3,053)

FINANCING ACTIVITIES:
Proceeds from long-term debt issuance by Antara	14,248	—
Proceeds from equity issuance by Antara	17,879	—
Repayment of revolving credit facility	(10,000)	—
Repayment of finance lease obligations and long-term debt	(2,413)	(22,313)
Payment of debt and equity issuance costs	(1,980)	(135)
Proceeds from exercise of common stock options	—	42
Net cash provided by (used in) financing activities	17,734	(22,406)

Net (decrease) increase in cash and cash equivalents	(1,570)	(51,176)
Cash and cash equivalents at beginning of year	27,464	83,964
Cash and cash equivalents at end of period	$25,894	$32,788

Supplemental disclosures of cash flow information:
Interest paid in cash	$940	$2,321
Income taxes paid in cash	$25	$12
Supplemental disclosures of noncash financing and investing activities:
Equipment and software acquired under finance lease	$—	$5
See accompanying notes.

USA Technologies, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
1. BUSINESS
The Company was incorporated in the Commonwealth of Pennsylvania in January 1992. We are a provider of technology-enabled solutions and value-added services that facilitate electronic payment transactions and consumer engagement services primarily within the unattended Point of Sale (“POS”) market. We are a leading provider in the small ticket, beverage and food vending industry in the United States and are expanding our solutions and services to other unattended market segments, such as amusement, commercial laundry, kiosk and others. Since our founding, we have designed and marketed systems and solutions that facilitate electronic payment options, as well as telemetry and IoT services, which include the ability to remotely monitor, control, and report on the results of distributed assets containing our electronic payment solutions. Historically, these distributed assets have relied on cash for payment in the form of coins or bills, whereas, our systems allow them to accept cashless payments such as through the use of credit or debit cards or other emerging contactless forms, such as mobile payment. The connection to the ePort Connect platform also enables consumer loyalty programs, national rewards programs and digital content, including advertisements and product information to be delivered at the point of sale.
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
INTERIM FINANCIAL INFORMATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the Company’s June 30, 2019 Annual Report on Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included.  Operating results for the three and nine months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020.  The balance sheet at June 30, 2019 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
In connection with the preparation of the condensed consolidated financial statements for the three months ended December 31, 2019, the Company identified certain adjustments that are required to be made to its fiscal year 2019 interim and annual financial statements. As a result, the Company has revised in this filing certain prior year interim and annual amounts in its condensed consolidated balance sheets, statements of operations and statements of cash flows and related disclosures. Such adjustments resulted in a $0.2 million decrease in net loss for the three months ended March 31, 2019 and a $1.5 million decrease in net loss for the nine months ended March 31, 2019. The Company does not believe these adjustments are material to the previously issued financial statements.
A novel strain of coronavirus (COVID-19) was first identified in China in December 2019 and subsequently declared a global pandemic in March 2020 by the World Health Organization. COVID-19 containment measures began in parts of the United States in March 2020 resulting in forced closure of non-essential businesses and social distancing protocols. The effects of COVID-19 are not significant to our financial statements for the quarter ended March 31, 2020. Further disclosure around the impact of COVID-19 as a subsequent event is discussed in Note 14.
LIQUIDITY
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
Pursuant to a Stock Purchase Agreement dated October 9, 2019 (“SPA”) between the Company and Antara Capital Master Fund LP (“Antara”), the Company sold to Antara 3,800,000 shares of the Company’s common stock at a price of $5.25 per share for gross proceeds of $19,950,000. Antara qualifies as an accredited investor under Rule 501 of the Securities Act of 1933, as amended (the "Act"), and the offer and sale of the shares was exempt from registration under Section 4(a)(2) of the Act. Antara agreed not to dispose of the shares for a period of 90 days from the closing date. In connection with the private placement, William Blair & Company, L.L.C. (“Blair”) acted as exclusive placement agent for the Company and received a cash placement fee of $1.2 million.
On October 9, 2019, the Company also entered into a commitment letter (“Commitment Letter”) with Antara, pursuant to which Antara committed to extend to the Company a $30.0 million senior secured term loan facility (“Term Facility”). Upon the execution of the Commitment Letter, the Company paid to Antara a non-refundable commitment fee of $1.2 million. In connection with the Commitment Letter, Blair acted as exclusive placement agent for the Company and received a cash placement fee of $750,000. On October 31, 2019, the Company entered into a Financing Agreement with Antara to draw $15.0 million on the Term Facility and agreed to draw an additional $15.0 million at any time between July 31, 2020 and April 30, 2021, subject to the terms of the Financing Agreement. The outstanding amount of the draws under the Term Facility bear interest at 9.75% per annum, payable monthly in arrears. The proceeds of the initial draw were used to repay the outstanding balance of the revolving line of credit loan due to JPMorgan Chase Bank, N.A. in the amount of $10.1 million, including accrued interest payable, and to pay transaction expenses, and the Company intends to utilize the balance for working capital and general corporate purposes. The Commitment Letter provides that the outstanding principal amount of the loan must be paid in full by no later than the maturity date of October 31, 2024; and that the Company is required to be in compliance with financial covenants related to the minimum fixed charge coverage ratio beginning with the fiscal quarter ending June 30, 2020, maximum capital expenditures beginning with the fiscal quarter ending December 31, 2019, and minimum consolidated EBITDA beginning with the fiscal year ending June 30, 2020.
The Company is evaluating its options with respect to the Financing Agreement, including all rights and remedies that may be available to it. Based upon the current financial forecast for the fourth quarter of fiscal year 2020, without a refinancing or modification of existing terms within the Term Facility, the Company anticipates that as of June 30, 2020, it is highly likely the Company will not be in compliance with the minimum fixed charge coverage ratio and the minimum consolidated EBITDA of its Term Facility. Unless the Commitment Letter is rescinded, amended, or replaced, noncompliance would represent an event of default under the Term Facility, and, following the request of the Required Lenders (as such term is defined in the Term Facility), all unpaid principal of $15.0 million and accrued interest to Antara would immediately become due, in addition to a $0.8 million prepayment premium. In addition, all of the Company's unamortized issuance costs and debt discount related to the Term Facility would be recognized upon repayment of the loan as interest expense in the period of repayment, which as of March 31, 2020 was $2.7 million.
As of June 30, 2019 the Company disclosed potential sales tax and related interest liabilities, which the Company estimated to be $18.2 million in the aggregate as of March 31, 2020. The Company has since engaged additional advisors to help evaluate such potential liabilities and the amount and timing of any such payments.
During the three months ended March 31, 2020, the Company reached a settlement of a shareholder class action lawsuit pending in federal court. On May 29, 2020, the parties filed documents with the Court seeking preliminary approval of the settlement, and on June 9, 2020, the Court granted preliminary approval of the settlement and issued a scheduling order for further action on the settlement. The Company anticipates the payment of approximately $2.6 million toward that settlement in addition to amounts to be paid by the Company’s insurers. As discussed in Note 13, those amounts are contingent upon certain future events, but are expected to be paid during the next 12 months.
The Company is currently evaluating a variety of financing alternatives, including but not limited to negotiating modifications to the existing Term Facility. The Company has received a communication from an investor that it will provide sufficient financing in the event that the Company and Antara fail to agree to modifications to the existing Term Facility and other financing alternatives are not in place. The Company believes that its current financial resources, together with cash generated by operations and the financing available from the investor, if needed, will be sufficient to fund its current twelve-month operating budget from the date of issuance of these consolidated financial statements, alleviating any substantial doubt raised by the potential breach in our Term Facility with Antara.

2. ACCOUNTING POLICIES

RECENT ACCOUNTING PRONOUNCEMENTS
Accounting pronouncements adopted

In February 2016, the FASB issued ASU 2016-02, Leases, which requires, among other items, lessees to recognize a right of use asset and a related lease liability for most leases on the balance sheet. Lessees and lessors are required to disclose quantitative and qualitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and requires a modified retrospective application, with early adoption permitted. The Company adopted this new guidance on July 1, 2019, using the optional modified retrospective transition method applying the guidance to leases existing as of the effective date. The Company has determined that there was no cumulative effect adjustment to beginning retained earnings on the consolidated balance sheet. We will continue to report periods prior to July 1, 2019 in our financial statements under prior guidance as outlined in Topic 840.
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
In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements”. These amendments provide clarifications and corrections to certain Accounting Standards Codification (“ASC”) subtopics including “Compensation - Stock Compensation - Income Taxes” (Topic 718-740), “Business Combinations - Income Taxes” (Topic 805-740) and “Fair Value Measurement - Overall” (Topic 820-10). The Company adopted this ASU on July 1, 2019, and its adoption did not have a material effect on the Company’s condensed consolidated financial statements.
Accounting pronouncements to be adopted
The Company is evaluating whether the effects of the following recent accounting pronouncements, or any other recently issued but not yet effective accounting standards, will have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326).” The new guidance changes the accounting for estimated credit losses pertaining to certain types of financial instruments including, but not limited to, trade and lease receivables. This pronouncement will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating and assessing the impact this guidance will have on its condensed consolidated financial statements.
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
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is the collateralized rate of interest that we would pay to borrow over a similar term an amount equal to the lease payments, based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. USAT has lease agreements with lease and non-lease components, which are accounted for together as a single lease component. Lease expense for operating lease payments are recognized on a straight-line basis over the lease term.
Variable lease payments that are not based on an index or that result from changes to an index subsequent to the initial measurement of the corresponding lease liability are not included in the measurement of lease ROU assets or liabilities and instead are recognized in earnings in the period in which the obligation for those payments is incurred.
At March 31, 2020, the Company has the following balances recorded in the balance sheet related to its lease arrangements:

($ in thousands)	Classification	As of March 31, 2020

Assets
Operating leases	Operating lease right-of-use assets	$5,903
Finance leases	Property and equipment, net	73

Liabilities
Current:
Operating leases	Accrued expenses	1,082
Finance leases	Finance lease obligations and current obligations under long-term debt	55

Non-current:
Operating leases	Operating lease liabilities, non-current	5,025
Finance leases	Finance lease obligations and long-term debt, less current portion	$24

Components of lease cost are as follows:

($ in thousands)	Three months ended March 31, 2020	Nine months ended March 31, 2020

Finance lease costs:
Amortization of ROU assets	$25	$79
Interest on lease assets	3	8
Operating lease costs*	515	1,970
Total	$543	$2,057
* Includes short-term lease and variable lease costs, which are not material.

Supplemental cash flow information and non-cash activity related to our leases are as follows:

($ in thousands)	Nine months ended March 31, 2020

Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance leases	$73
Operating cash flows from finance leases	9
Operating cash flows from operating leases	1,350

Non-cash activity
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	12
Operating lease liabilities	$3,384

Weighted-average remaining lease term and discount rate for our leases are as follows:

Nine months ended March 31, 2020
Weighted-average remaining lease term (years)
Finance leases	1.4
Operating leases	5.4

Weighted-average discount rate
Finance leases	9.9%
Operating leases	6.8%

Maturities of lease liabilities by fiscal year for our leases are as follows:

($ in thousands)	Operating Leases	Finance Leases
Remainder of 2020	$384	$27
2021	1,440	46
2022	1,461	16
2023	1,493	2
2024	1,030	1
Thereafter	1,520	—
Total lease payments	$7,328	$92
Less: Imputed interest	(1,221)	(13)
Present value of lease liabilities	$6,107	$79

The Company's future minimum lease commitments as of June 30, 2019, under ASC Topic 840, the predecessor to Topic 842, are as follows:

($ in thousands)	Operating Leases	Capital Leases
2020	$1,326	$106
2021	1,151	34
2022	1,180	12
2023	1,208	1
2024	859	1
Thereafter	1,550	—
Total minimum lease payments	$7,274	$154
Less: interest		(14)
Present value of minimum lease payments, net		140
Less: current obligations under capital leases		(106)
Obligations under capital leases, noncurrent		$34

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
Property and equipment used for the operating lease rental program consisted of the following:

($ in thousands)	March 31, 2020	June 30, 2019
Cost	$32,572	36,190
Accumulated depreciation	(27,664)	(30,473)
Net	$4,908	$5,717

The Company’s net investment in sales-type leases (carrying value of lease receivables) and the future minimum amounts to be collected on these lease receivables as of March 31, 2020 are disclosed within Note 6 - Finance Receivables.
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

The following table reflects the estimated fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

($ in thousands)	As of March 31, 2020

2020	$3,536
2021	12,668
2022	11,120
2023	8,524
2024 and thereafter	5,000
Total	$40,848

Contract Liabilities

The Company’s contract liability (i.e., deferred revenue) balances are as follows:

	Three months ended March 31,	Nine months ended March 31,
($ in thousands)	2020	2020

Deferred revenue, beginning of the period	1,629	1,681
Deferred revenue, end of the period	1,621	1,621
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	120	467

The change in the contract liabilities period-over-period is primarily the result of timing difference between the Company’s satisfaction of a performance obligation and payment from the customer.

Contract Costs

At March 31, 2020, the Company had net capitalized costs to obtain contracts of $0.3 million included in Prepaid expenses and other current assets and $1.7 million included in Other noncurrent assets on the Condensed Consolidated Balance Sheet. None of these capitalized contract costs were impaired. During the three and nine months ended March 31, 2020, amortization of capitalized contract costs was $0.1 million and $0.4 million, respectively.
5. RESTRUCTURING/INTEGRATION COSTS

On October 17, 2019, Stephen P. Herbert resigned as Chief Executive Officer (“CEO”) of the Company and as a member of the Company’s Board of Directors. Mr. Herbert received a severance payment in the amount of $400,000 in a lump sum, less applicable taxes, on October 25, 2019, along with certain other benefits as more fully described in the Company's Current Report on Form 8-K filed with the SEC on October 18, 2019.
Subsequent to the Cantaloupe acquisition, the Company initiated workforce reductions to integrate the Cantaloupe business for which costs totaled $2.1 million for the year ended June 30, 2018.  The Company included these severance charges under “Integration and acquisition costs” within the Condensed Consolidated Statements of Operations, with the remaining outstanding balance included within “Accrued expenses” on the Condensed Consolidated Balance Sheet.  All amounts were paid as of December 31, 2019.

No additional severance activity related to the integration of the Cantaloupe business was recorded for the three months ended March 31, 2020. The following table summarizes the Company’s severance activity for the three and six months ended December 31, 2019 related to the workforce reductions to integrate the Cantaloupe business:

($ in thousands)	Workforce reduction
Balance at July 1, 2019	$175
Plus: additions	26
Less: cash payments	—
Balance at September 30, 2019	$201
Plus: additions	9
Less: cash payments	(210)
Balance at December 31, 2019	$—

6. FINANCE RECEIVABLES
The Company's finance receivables consist of financed devices under the Quickstart program and Cantaloupe devices contractually associated with the Seed platform. Predominately all of the Company's finance receivables agreements are classified as non-cancellable 60 month sales-type leases. As of March 31, 2020 and June 30, 2019 finance receivables consist of the following:

($ in thousands)	March 31, 2020	June 30, 2019
Current finance receivables, net	$7,941	6,727
Finance receivables due after one year, net	11,541	12,642
Total finance receivables, net of allowance of $702 and $606, respectively	$19,482	$19,369

The Company routinely evaluates outstanding finance receivables for impairment based on past due balances or accounts otherwise determined to be at a higher risk of loss.  A finance receivable is classified as nonperforming if it is considered probable the Company will be unable to collect all contractual interest and principal payments as scheduled.
At March 31, 2020 and June 30, 2019, credit quality indicators consisted of the following:

($ in thousands)	March 31, 2020	June 30, 2019
Performing	$19,482	$19,369
Nonperforming	702	606
Total	$20,184	$19,975

As part of the financing under the Quickstart program and Cantaloupe devices contractually associated with the Seed platform, the Company has contractually granted deferred payment terms, where the entire sequence of up to 60 monthly payments are deferred by an agreed upon period. The “Deferred Payment Arrangements / Timing” column represents amounts subject to the agreed upon deferral period or amounts subject to adjustments related to situations where a third party is financing the receivable. The “Other Finance Receivables” column represents an aging schedule for finance receivables not subject to such deferral arrangements and other non-performing receivables.

	March 31, 2020			June 30, 2019
($ in thousands)	Deferred Payment Arrangements / Timing	Other Finance Receivables	Total	Total
Current	$18,367	$353	$18,720	$19,133
0-30 days	37	103	140	190
31-60 days	193	44	237	49
61-90 days	34	36	70	146
Greater than 91 days	513	504	1,017	457
Total finance receivables (gross)	$19,144	$1,040	$20,184	$19,975

Cash to be collected on our performing finance receivables due for each of the fiscal years are as follows:

($ in thousands)
2020	$4,977
2021	6,159
2022	5,513
2023	3,908
2024	1,957
Thereafter	79
Total amounts to be collected	22,593
Less: interest	(2,409)
Less: allowance for nonperforming receivables	(702)
Total finance receivables	$19,482

7. EARNINGS (LOSS) PER SHARE
The calculation of basic earnings (loss) per share (“EPS”) and diluted EPS are presented below:

	Three months ended March 31,
($ in thousands, except per share data)	2020	2019

Numerator for basic and diluted loss per share
Net loss	$(9,295)	$(4,306)
Preferred dividends	(334)	(334)
Net loss applicable to common shareholders	$(9,629)	(4,640)

Denominator for basic loss per share - Weighted average shares outstanding	64,096,778	60,065,053
Effect of dilutive potential common shares	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	64,096,778	60,065,053

Basic loss per share	$(0.15)	$(0.08)
Diluted loss per share	$(0.15)	$(0.08)

	Nine months ended March 31,
($ in thousands, except per share data)	2020	2019

Numerator for basic and diluted loss per share
Net loss	$(29,181)	$(20,032)
Preferred dividends	(668)	(668)
Net loss applicable to common shareholders	$(29,849)	$(20,700)

Denominator for basic loss per share - Weighted average shares outstanding	62,591,947	60,059,594
Effect of dilutive potential common shares	—	—
Denominator for diluted loss per share - Adjusted weighted average shares outstanding	62,591,947	60,059,594

Basic loss per share	$(0.48)	$(0.34)
Diluted loss per share	$(0.48)	$(0.34)

Anti-dilutive shares excluded from the calculation of diluted loss per share were 1,625,414 for the three and nine months ended March 31, 2020 and 1,240,302 for the three and nine months ended March 31, 2019.
8. GOODWILL AND INTANGIBLES
Intangible asset balances and goodwill consisted of the following:

	As of March 31, 2020
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Non-compete agreements	$2	$(2)	$—	2 years
Brand and tradenames	1,695	(642)	1,053	3 - 7 years
Developed technology	10,939	(4,649)	6,290	5 - 6 years
Customer relationships	19,049	(2,574)	16,475	10 - 18 years
Total intangible assets	$31,685	$(7,867)	$23,818

Goodwill	63,945	—	63,945	Indefinite

Total intangible assets & goodwill	$95,630	$(7,867)	$87,763

	As of June 30, 2019
($ in thousands)	Gross	Accumulated Amortization	Net	Amortization Period
Intangible assets:
Non-compete agreements	$2	$(2)	$—	2 years
Brand and tradenames	1,695	(470)	1,225	3 - 7 years
Developed technology	10,939	(3,266)	7,673	5 - 6 years
Customer relationships	19,049	(1,776)	17,273	10 - 18 years
Total intangible assets	$31,685	$(5,514)	$26,171

Goodwill	63,945	—	63,945	Indefinite

Total intangible assets & goodwill	$95,630	$(5,514)	$90,116

For the three and nine months ended March 31, 2020 there was $0.8 million and $2.4 million in amortization expense related to intangible assets, respectively, as compared to the three and nine months ended March 31, 2019, for which there was $0.8 million and $2.4 million in amortization expense related to intangible assets, respectively.

9. DEBT AND OTHER FINANCING ARRANGEMENTS
The Company's debt and other financing arrangements as of March 31, 2020 and June 30, 2019 consisted of the following:

	As of March 31,	As of June 30,
($ in thousands)	2020	2019

Term Facility	$15,000	$—
Revolving Credit Facility	—	10,000
Term Loan	—	1,458
Other, including finance lease obligations	423	1,323
Less: unamortized issuance costs and debt discount	(2,745)	(8)
Total	12,678	12,773
Less: debt and other financing arrangements, current	(381)	(12,497)
Debt and other financing arrangements, noncurrent	$12,297	$276
Details of interest expense presented on the Condensed Consolidated Statements of Operations are as follows:

	Three months ended March 31,		Nine months ended March 31,
($ in thousands)	2020	2019	2020	2019
Term Facility	$542	$—	$921	$—
Revolving Credit Facility	—	170	303	526
Term Loan	—	456	160	1,158
Other interest expense	141	287	597	834
Total interest expense	$683	$913	$1,981	$2,518

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
The proceeds of the Term Loan and borrowings under the Revolving Credit Facility, in an aggregate principal amount equal to $35.0 million, were used by the Company to finance a portion of the purchase price for the acquisition of Cantaloupe ($27.8 million) and repay existing indebtedness ($7.2 million). All advances under the Revolving Credit Facility and all other obligations were required to be paid in full at maturity on November 9, 2022.
Loans under the five year credit agreement bore interest, at the Company's option, by reference to a base rate or a rate based on LIBOR, in either case, plus an applicable margin determined quarterly based on the Company's total leverage ratio as of the last day of each fiscal quarter. The applicable interest rate on the loans for the year to date ended October 31, 2019 was LIBOR plus 4%. The Term Loan and Revolving Credit Facility contained customary representations and warranties and affirmative and negative covenants and required the Company to maintain a minimum quarterly total leverage ratio and fixed charge coverage ratio. The Revolving Credit Facility and Term Loan also required the Company to furnish various financial information on a quarterly and annual basis. As of June 30, 2019, the Company was not in compliance with the fixed charge coverage ratio and the total leverage ratio, which represented an event of default under the Term Facility and the Company classified all amounts outstanding under the Revolving Credit Facility and Term Loan as current liabilities as of June 30, 2019.
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
Term Facility with Antara
On October 9, 2019, as a result of seeking additional financing sources to support the Company's operating activities, the Company entered into a commitment letter with Antara Capital Master Fund LP (“Antara”), pursuant to which Antara committed to extend to the Company a $30.0 million senior secured term loan facility (“Term Facility”). On October 31, 2019, the Company entered into a Financing Agreement with Antara to draw $15.0 million on the Term Facility and agreed to draw an additional $15.0 million at any time between July 31, 2020 and April 30, 2021, subject to the terms of the Financing Agreement. If the Company fails to make the subsequent draw on the Term Facility by April 30, 2021, the Company shall pay Antara a commitment termination fee equal to 3% of the subsequent draw commitment. The outstanding amount of the draws under the Term Facility bear interest at 9.75% per annum, payable monthly in arrears. The proceeds of the initial draw were used to repay the outstanding balance of the Revolving Credit Facility due to JPMorgan Chase Bank, N.A. in the amount of $10.1 million, including accrued interest payable, and to pay transaction expenses, and the Company intends to utilize the balance for working capital and general corporate purposes. The outstanding principal amount of the loan must be paid in full by no later than the maturity date of October 31, 2024. The Company is required to be in compliance with financial covenants related to the minimum fixed charge coverage ratio beginning with the fiscal quarter ending June 30, 2020, maximum capital expenditures beginning with the fiscal quarter ending December 31, 2019, and minimum consolidated EBITDA beginning with the fiscal year ending June 30, 2020. As of March 31, 2020, the Company was in compliance with its capital expenditures financial covenant.
The Company is evaluating its options with respect to the Financing Agreement, including all rights and remedies that may be available to it. Based upon the current financial forecast for the fourth quarter of fiscal year 2020, without a refinancing or modification of existing terms within the Term Facility, the Company anticipates that as of June 30, 2020, it is highly likely the Company will not be in compliance with the minimum fixed charge coverage ratio and the minimum consolidated EBITDA of its Term Facility. Unless the Commitment Letter is rescinded, amended, or replaced, noncompliance would represent an event of default under the Term Facility, and, following the request of the Required Lenders (as such term is defined in the Term Facility), all unpaid principal of $15.0 million and accrued interest to Antara would immediately become due, in addition to a $0.8 million prepayment premium. In addition, all of the Company's unamortized issuance costs and debt discount related to the Term Facility would be recognized upon repayment of the loan as interest expense in the period of repayment, which as of March 31, 2020 was $2.7 million.
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
If the Company does not meet its financial covenants as of June 30, 2020 and the debt and all accrued interest immediately becomes due as described above, all of the Company's unamortized issuance costs and debt discount would be recognized upon repayment of the loan as interest expense in the period of repayment. At March 31, 2020, the unamortized balance of the $0.9 million debt issuance costs and the $2.1 million debt discount was $2.7 million.
Other Borrowings
In connection with the acquisition of Cantaloupe, the Company assumed debt of $1.8 million with an outstanding balance of $0.3 million and $0.8 million as of March 31, 2020 and June 30, 2019, respectively, comprised of: (i) $0.0 million and $0.2 million of promissory notes bearing an interest rate of 5% and maturing on April 5, 2020 with principal and interest payments due monthly; (ii) $0.3 million and $0.4 million of promissory notes bearing an interest rate of 10% and maturing on April 1, 2021 with principal and interest payments due quarterly; and (iii) $0.1 million as of June 30, 2019 of promissory notes bearing an interest rate of 12% that matured on December 15, 2019.
10. FAIR VALUE MEASUREMENTS
Financial assets and liabilities are initially recorded at fair value. The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses, are carried at cost which approximates fair value due to the short-term maturity of these instruments and are Level 1 assets or liabilities of the fair value hierarchy.
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
The Company's embedded derivative liability is measured at fair value using a probability-weighted discounted cash flow model and is classified as a Level 3 liability of the fair value hierarchy due to the use of significant unobservable inputs. The liability is included as a component of Accrued expenses, less current portion on the consolidated balance sheets and subject to remeasurement to fair value at the end of each reporting period. For the three and nine months ended March 31, 2020, the Company recognized the change as a component of Other income (expense) in its consolidated statements of operations. The assumptions used in the discounted cash flow model of the embedded derivative liability include: (1) management's estimates of the probability and timing of future cash flows and related events; (2) the Company's risk-adjusted discount rate that includes a company-specific risk premium; and (3) the Company's cost of debt. The assumptions used in the discounted cash flow model were based on information known to the Company as of March 31, 2020. As described above, based on current forecasts, it is highly likely the Company will not be in compliance with certain covenants within the Term Facility as of June 30, 2020. The Company is currently pursuing a refinancing or modification of its Term Facility, or alternative financing arrangements. As a result, subsequent to March 31, 2020, the refinancing or modification may have a material impact on the assumptions used in the discounted cash flow model and related embedded derivative liability. If the Company is not in compliance with its covenants on June 30, 2020, this is likely to cause a material decrease in the carrying value of the embedded derivative liability.

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented. The following table provides a reconciliation for the opening and closing balances of the embedded derivative liability from October 31, 2019 to March 31, 2020:

($ in millions)
Balance at October 31, 2019	$1.5
Net change in fair value	—
Balance at December 31, 2019	1.5
Net change in fair value	(1.1)
Balance at March 31, 2020	$0.4

The Company’s obligations under its long-term debt agreements are carried at amortized cost, which approximates their fair value as of June 30, 2019. The fair value of the Company’s obligations under its long-term debt agreements with JPMorgan Chase were considered Level 2 liabilities of the fair value hierarchy because these instruments have interest rates that reset frequently. The fair value of the Company's obligations under its long-term debt agreements with Antara as of March 31, 2020 was approximately $16.1 million and considered a Level 3 liability of the fair value hierarchy because this instrument used significant unobservable inputs consistent with those used in determining the embedded derivative liability values.
11. INCOME TAXES

On March 27, 2020, in response to COVID-19 and its detrimental impact to the global economy, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law, which provides a stimulus to the U.S. economy in the form of various individual and business assistance programs as well as temporary changes to existing tax law. Among the changes to the provision in business tax laws include a five-year net operating loss carryback for the 2018, 2019 and 2020 tax years, a deferral of the employer’s portion of the social security tax, an increase in the interest expense limitation under Section 163(j) from 30% to 50% for the 2019 and 2020 tax years, and others. ASC 740 requires the tax effects of changes in tax laws or rates to be recorded in the period of enactment. None of the income tax provisions of the CARES Act have a material impact on the Company, and therefore no adjustment was recorded.
For the three months ended March 31, 2020, the Company recorded an income tax benefit of $85 thousand. For the nine months ended March 31, 2020, the Company recorded an income tax provision of $46 thousand. As of March 31, 2020, the Company reviewed the existing deferred tax assets in light of COVID-19 and continues to record a full valuation against its deferred tax assets.  The income tax provisions primarily relate to the Company's uncertain tax positions, as well as state income and franchise taxes. As of March 31, 2020, the Company had a total unrecognized income tax benefit of $0.2 million. The Company is actively working with the tax authorities related to the majority of this uncertain tax position and it is reasonably possible that a majority of the uncertain tax position will be settled within the next 12 months. The provision is based upon actual loss before income taxes for the nine months ended March 31, 2020, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision. The Company will continue to monitor the status of the COVID-19 pandemic and its impact on our results of operations.

For the three months ended March 31, 2019, an income tax provision of $23 thousand was recorded, which primarily relates to state income and franchise taxes. For the nine months ended March 31, 2019, an income tax provision of $60 thousand was recorded, which primarily relates to state income and franchise taxes. The provisions are based upon actual loss before income taxes for the nine months ended March 31, 2019, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.
12. EQUITY

WARRANTS
The Company had 23,978 warrants outstanding as of March 31, 2020 and June 30, 2019, all of which were exercisable at $5.00 per share. The warrants have an expiration date of March 29, 2021.
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
In July 2017, 135,000 stock options were granted to 11 employees vesting 1/3 on July 26, 2018, 1/3 on July 26, 2019 and 1/3 on July 26, 2020 expiring if not exercised prior to July 26, 2022. The options are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended.
In August 2017, the Company awarded stock options to its former Chief Executive Officer and Chief Financial Officer to purchase up to 19,047 and 25,000 shares respectively of common stock at an exercise price of $5.25 per share. The Chief Executive Officer options vested on August 16, 2018, expiring if not exercised prior to August 16, 2024.  The Chief Financial Officer options were scheduled to vest 1/3 on August 16, 2018, 1/3 on August 16, 2019 and 1/3 on August 16, 2020, expiring if not exercised prior to August 16, 2024. The Chief Executive Officer options were intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, and the Chief Financial Officer options are non-qualified stock options. The Company's former Chief Executive Officer exercised all of his 274,267 outstanding options during the three months ended December 31, 2019. The Company's former Chief Financial Officer forfeited the remaining unvested options upon her resignation effective January 7, 2019.
In September 2018, the Company awarded stock options to 102 employees to purchase up to 400,000 shares of common stock at an exercise price of $8.75 which vest 1/3 each year.
In October 2019, the Company awarded stock options to its then-interim Chief Executive Officer to purchase up to 225,000 shares of common stock at an exercise price of $7.18 per share which vested immediately and are non-qualified stock options.
In November 2019, the Company awarded stock options to 11 employees to purchase up to 110,000 shares of common stock at an exercise price of $6.28 which vest 1/3 each year. The options are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended.
The fair value of options granted during the nine months ended March 31, 2020 and 2019 was determined using the following assumptions:

	Nine months ended March 31,
	2020	2019
Expected volatility (percent)	74.6% - 90.1%	58.4% - 70.9%
Expected life (years)	3.5 - 4.5	4.5
Expected dividends	0.0%	0.0%
Risk-free interest rate (percent)	1.4% - 1.6%	2.23% - 2.91%
Number of options granted	340,760	420,000
Weighted average exercise price	$6.85	$8.52
Weighted average grant date fair value	$6.84	$4.27

Stock based compensation related to all stock options for the three and nine months ended March 31, 2020 was $0.1 million and $1.5 million, respectively, and $0.2 million and $0.6 million for the three and nine months ended March 31, 2019, respectively.
COMMON STOCK
On July 2, 2018, 6,677 shares were awarded to each non-employee director for a total of 40,062 shares. The shares were scheduled to vest on a monthly basis over the two-year period following July 2, 2018.

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
On October 16, 2019, 13,216 shares were awarded to each non-employee director and its interim Chief Executive Officer for a total of 118,944 shares. 1/3 of the shares vested immediately at the award date, with the remaining shares scheduled to vest on October 16, 2020.
On November 22, 2019, 104,500 total shares were awarded to 11 employees. The shares vest 1/3 each year.
On February 28, 2020, the Company awarded 186,916 total shares to its Chief Executive Officer. The shares were scheduled to vest 1/4 on February 28, 2021, with the remaining shares scheduled to vest on a quarterly basis thereafter through February 28, 2024. The Company also awarded 10,778 shares each for a total of 21,556 shares which were scheduled to vest on February 28, 2021 to new non-employee directors Kelly Kay and Sunil Sabharwal. The Company also awarded 16,767 total shares to its Chief Financial Officer and 8,982 total shares to its Chief Accounting Officer which vest 1/3 each year.
On November 8, 2019, Albin F. Moschner retired as a member of the Board of Directors, and his remaining unvested shares immediately vested. On February 28, 2020, Steven D. Barnhart, Joel Brooks, and William J. Reilly, Jr. resigned as members of the Board of Directors, and their remaining unvested shares were forfeited immediately. Due to the resignation of the Chief Executive Officer and members of the Board of Directors in the fourth quarter of fiscal year 2020, certain unvested common stock awards were forfeited upon their resignations. See Note 14.
The total expense recognized for all common stock awards for the three and nine months ended March 31, 2020 was $0.4 million and $0.9 million, and for the three and nine months ended March 31, 2019 was $0.1 million and $0.4 million, respectively.
LONG TERM INCENTIVE PLANS
In October 2019, the Company's Board of Directors approved the Fiscal Year 2020 Long-Term Stock Incentive Plan (“FY20 LTI Plan”) which provides that each executive officer would be awarded shares of common stock of the Company in the event that certain metrics relating to the Company’s 2020 fiscal year would result in specified ranges of year-over-year percentage growth. The metrics are total number of connections as of June 30, 2020 as compared to total number of connections as of June 30, 2019 (40% weighting) and adjusted EBITDA earned during the 2020 fiscal year as compared to the adjusted EBITDA earned during the 2019 fiscal year (60% weighting). If none of the minimum threshold year-over-year percentage target goals are achieved, the executive officers would not be awarded any shares. Assuming the minimum threshold year-over-year percentage target goal would be achieved for a particular metric, the number of shares to be awarded for that metric would be determined on a pro rata basis, provided that the award would not exceed the maximum distinguished award for that metric (which in any event cannot exceed 150% of the executive officer’s target bonus award). Any shares awarded under the plan would vest as follows: one-third at the time of issuance; one-third on June 30, 2021; and one-third on June 30, 2022. The Company is evaluating the impact of COVID-19 on the FY20 LTI Plan.
The Company had long-term stock incentive plans in prior fiscal years for its then executive officers. Stock based compensation related to the LTI plans was as follows in the three and nine months ended March 31, 2020 and 2019:

	Three months ended March 31,		Nine months ended March 31,
($ in thousands)	2020	2019	2020	2019
FY20 LTI Plan	$(83)	$—	$36	$—
FY18 LTI Plan	2	30	21	91
FY17 LTI Plan	—	17	—	68
Total	$(81)	$47	$57	$159

SHAREHOLDER RIGHTS PLAN
Effective April 27, 2020, the Company's Board of Directors terminated the shareholder rights plan, implemented on October 18, 2019. The Company determined it was in the best interests of the Company and its shareholders to redeem the shareholder rights plan and as a result, the rights plan, which was previously scheduled to automatically expire at the time of the Company's 2020 annual meeting of shareholders, was terminated.

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

Pursuant to an Amendment to Registration Rights Agreement dated as of January 31, 2020 (the “Amendment”), Antara and the Company agreed to terminate the obligation of the Company to register the shares in exchange for a payment of approximately $1.2 million by the Company to Antara. The Amendment provided that the payment would be in full satisfaction of any and all liquidated damages which may be due by the Company to Antara under the Registration Rights Agreement for the failure to timely file the Form S-1 registration statement and/or to obtain and maintain the effectiveness thereof.
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
13. COMMITMENTS AND CONTINGENCIES

Eastern District of Pennsylvania Consolidated Shareholder Class Actions

As previously reported, various putative shareholder class action complaints had been filed in the United States District Court for the District of New Jersey against the Company, its chief executive officer and chief financial officer at the relevant time, its directors at the relevant time, and the investment banks who served as underwriters in the May 2018 follow-on public offering of the Company (the “Underwriters”). These complaints alleged violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These various actions were consolidated by the Court into one action (the “Consolidated Action”), and the Court granted the Motion to Transfer filed by the Company and its former chief executive officer, and transferred the Consolidated Action to the United States District Court for the Eastern District of Pennsylvania, Docket No. 19-cv-04565. On November 20, 2019, Plaintiff filed an amended complaint, and defendants filed motions to dismiss on February 3, 2020. The Court has not yet ruled on the motions to dismiss. The parties participated in a private mediation on February 27, 2020 which resulted in a settlement. On May 29, 2020, the plaintiffs filed documents with the Court seeking preliminary approval of the settlement, with the defendants supporting approval of the settlement. On June 9, 2020, the Court granted preliminary approval of the settlement and issued a scheduling order for further action on the settlement. The settlement provides for a payment of $15.3 million which includes all administrative costs and plaintiff’s attorneys’ fees and expenses. The Company’s insurance carriers are anticipated to pay approximately $12.7 million towards the settlement and the Company is anticipated to pay approximately $2.6 million towards the settlement, which has been recorded as a liability in the accompanying condensed consolidated financial statements. Payments will not be distributed pursuant to the settlement until and unless an opt-out process is completed successfully and the Court grants final approval of the settlement. The Company expects but cannot assure that those events will occur later in the calendar year. Should the settlement not be approved the parties will resume litigation of the claims.

Chester County, Pennsylvania Class Action

As previously reported, a putative shareholder class action complaint was filed against the Company, its chief executive officer and chief financial officer at the relevant time, its directors at the relevant time, and the Underwriters, in the Court of Common Pleas, Chester County, Pennsylvania, Docket No. 2019-04821-MJ. The complaint alleged violations of the Securities Act of 1933, as amended. As also previously reported, on September 20, 2019 the Court granted the defendants’ Petition for Stay and stayed the Chester County action until the Consolidated Action reaches a final disposition. On October 18, 2019, plaintiff filed an appeal to the Pennsylvania Superior Court from the Order granting defendants’ Petition for Stay, Docket No. 3100 EDA 2019. On December 6, 2019, the Pennsylvania Superior Court issued an Order stating that the Stay Order does not appear to be final or otherwise appealable and directed plaintiff to show cause as to the basis of the Pennsylvania Superior Court’s jurisdiction. The plaintiff filed a Response to the Order to Show Cause on December 16, 2019, and the defendants filed an Application to Quash Appeal on December 26, 2019. On February 20, 2020 the Pennsylvania Superior Court quashed the appeal.

Subpoena

During the three months ended March 31, 2020, the Company responded to a subpoena received from the U.S. Department of Justice that sought records regarding Company activities that occurred during prior financial reporting periods, including restatements. The Company is cooperating fully with the agency’s queries.

HEC Master Fund LP Lawsuit

On November 15, 2019, HEC Master Fund LP (together with related entities, including Hudson Executive Capital LP, “HEC”) filed a lawsuit against the Company and its directors at the relevant time in the Court of Common Pleas of Chester County, Pennsylvania, Docket No. 2019-11640-MJ. The lawsuit alleged that the directors’ adoption of an amendment to the Company’s bylaws that prohibited shareholders from calling a special meeting of shareholders until the Company’s next annual meeting of shareholders, along with other efforts by the directors to prevent HEC from soliciting consents to call a special meeting of shareholders, constituted impermissible entrenchment and interference with the shareholder franchise in violation of Pennsylvania law. On November 22, 2019, the Court, with the consent of HEC and the Company, ordered the Company to call and hold its annual meeting of shareholders on or before April 30, 2020. The Court also ordered that the directors stand for election at the annual meeting in accordance with the bylaws and prohibited the board of directors from making further amendments of any kind to the bylaws prior to the annual meeting. Following the entry of that order, HEC voluntarily discontinued the lawsuit. On March 27, 2020, HEC moved to strike the discontinuance and hold the Company in contempt of the Court’s November 22, 2019 order. On April 26, 2020, the parties entered into a Letter Agreement pursuant to which HEC’s action was dismissed with prejudice.

HEC Master Fund LP Shareholder Demand

By letter dated February 12, 2020, HEC demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s current and former officers and directors and other responsible parties for breach of fiduciary duties. The matters alleged to constitute breaches of duty related to the matters raised by HEC during the contest for the election of directors at the 2020 annual meeting. On April 26, 2020, the parties entered into a Letter Agreement pursuant to which HEC withdrew its shareholder demand for board action.
14. SUBSEQUENT EVENTS

Agreement with Hudson Executive Capital LP

On April 26, 2020, the Company entered into a Letter Agreement with Hudson Executive Capital LP (“Hudson”), the largest shareholder of the Company, to appoint Lisa P. Baird, Douglas G. Bergeron, Douglas L. Braunstein, Jacob Lamm, Michael K. Passilla, Ellen Richey, Anne M. Smalling and Shannon S. Warren to the Board of Directors. The Company accepted the resignations of Kelly Ann Kay, Robert L. Metzger, Sunil Sabharwal, William J. Schoch and Ingrid S. Stafford from the Board of Directors. All of the unvested common stock awards of the former members of the Board of Directors were forfeited upon their resignation. Pursuant to its proxy disclosure, Hudson has requested that the Company reimburse the expenses it incurred in connection with its proxy solicitation and has informed the Company that it is prepared to accept non-cash consideration for such reimbursement; the Board is considering Hudson’s request. No determination regarding the reimbursement or the possible amount of such reimbursement has been made at this time.

Chief Executive Officer Resignation

On May 10, 2020, Donald W. Layden, Jr., former Chief Executive Officer, agreed to resign his employment with the Company, effective as of May 8, 2020. Mr. Layden further agreed to resign from his position as a director on the Board of Directors of the Company (the “Board”), also effective as of May 8, 2020. The resignation was not the result of any disagreement Mr. Layden had with the Company on any matter relating to the Company’s operations, policies, and practices.

Pursuant to a Separation Agreement and Release (the “Release”) entered into by and between Mr. Layden and the Company on May 10, 2020, Mr. Layden received no severance pay or other separation benefits in connection with his resignation. The Release provides that Mr. Layden will retain certain vested equity awards in accordance with the terms of the Release, and additionally provides releases of claims by Mr. Layden and, on a limited basis, by the Company. The Release also contains customary restrictive covenants, including perpetual confidentiality and non-disparagement covenants, and a one-year post-employment non-solicit of customers and employees. All of Mr. Layden's unvested common stock awards were forfeited upon his resignation.

Appointment of New Chief Executive Officer

On and effective as of May 8, 2020, the Board appointed Sean Feeney as its Chief Executive Officer. In connection with Mr. Feeney’s appointment as Chief Executive Officer, the Company entered into an employment agreement with Mr. Feeney, also dated and effective as of May 8, 2020 (the “Feeney Agreement”). On May 21, 2020, the Board appointed Mr. Feeney as a director of the Company.

Pursuant to the Feeney Agreement, Mr. Feeney shall serve as Chief Executive Officer of the Company, reporting to the Board. The Feeney Agreement provides Mr. Feeney a base salary of $450,000 per year, and, commencing with the Company’s fiscal 2021 year, an annual cash bonus target opportunity each fiscal year equal to 100% of his base salary (up to a maximum of 150% of base salary), with any cash bonus earned based on the terms of the Company’s then-current annual incentive program (with a minimum bonus for fiscal 2021, only, equal to 50% of Mr. Feeney’s base salary).

In addition, Mr. Feeney was awarded an initial inducement equity grant of 1,000,000 stock options, with an exercise price equal to the Company's closing price on May 8, 2020, subject to the terms of a Non-Qualified Stock Option Agreement, also dated as of May 8, 2020 (the “Option Agreement”). The stock options are eligible to vest as follows: (i) 50% of the options are eligible to vest in four equal annual installments on the first four anniversaries of the grant date, (ii) 12.5% of the options are eligible to vest on June 30, 2021, and (iii) an additional 12.5% of the options are eligible to vest on each of June 30, 2022, June 30, 2023, and June 30, 2024, subject to the achievement of performance goals for the fiscal year ending on each such date to be established by the Board, following consultation with Mr. Feeney, as soon as reasonably practicable following the commencement of the applicable fiscal year, and in each case subject to Mr. Feeney’s continued employment through the applicable vesting date. If at least 80% of the performance goals for an applicable fiscal year are achieved, the Compensation Committee may determine that the portion of the option eligible to vest in respect of such fiscal year will vest on a prorated basis. In addition, any of the stock options then-outstanding and unvested will immediately vest upon a “change of control,” as defined in the Feeney Agreement, subject to Mr. Feeney’s continued employment as of immediately prior to the “change of control.”

Under the Feeney Agreement, if Mr. Feeney is terminated without “cause” or resigns for “good reason” (as each term is defined under the Feeney Agreement), then, subject to Mr. Feeney’s execution of a release of claims and continued compliance with the Feeney Agreement, Mr. Feeney will be provided with a severance package consisting of (i) 12 months of continued base salary, (ii) senior executive-level outplacement support for 12 months, and (iii) up to a 12-month COBRA subsidy. However, if such termination occurs within 24 months following a “change of control,” as defined in the Feeney Agreement, then Mr. Feeney will instead be provided a lump sum payment equal to the sum of his base salary and last annual bonus paid in the fiscal year completed prior to such termination.

The Feeney Agreement contains customary restrictive covenants, including perpetual confidentiality, non-disparagement, and intellectual property covenants, as well as a non-compete, non-solicit of customers and suppliers, and non-solicit of employees (including a no-hire) that each apply during employment and for two years following any termination.

COVID-19
A novel strain of coronavirus (COVID-19) was first identified in China in December 2019 and subsequently declared a global pandemic in March 2020 by the World Health Organization. COVID-19 containment measures began in parts of the United States in March 2020 resulting in forced closure of non-essential businesses and social distancing protocols. As a result, COVID-19 has impacted our business, significantly reducing foot traffic to distributed assets containing our electronic payment solutions and reducing discretionary spending by consumers. The Company did not observe meaningful reductions in processing volume until mid-March, when average daily processing volume decreased approximately 40%. By mid-April, processing volumes began to recover and have shown a steady improvement by approximately 30% over the mid-March levels. At this time we are unable to reasonably estimate the length of time that containment measures will be needed in the United States. Furthermore, even after containment measures are lifted there can be no assurance as to the time required to regain operations and sales at levels prior to the pandemic.
In response to the outbreak and business disruption, first and foremost, we have prioritized the health and safety of our employees by implementing work-from-home measures while continuing to diligently serve our customers. Additionally, we have created an internal task force to lead measures to protect the business in light of the volatility and uncertainty caused by the COVID-19 pandemic, including ensuring the safety of our employees and our community by implementing work from home policies, conserving liquidity, evaluating cost saving actions, partnering with customers to position USAT for renewed growth post crisis, and pausing on international expansion. The liquidity conservation and cost savings initiatives include but are not limited to: a 20% salary reduction for the senior leadership team until December 2020; deferral of all cash-based director fees until calendar year 2021; a temporary furlough of about 10% of our employee base; negotiations with and concessions from vendors in regard to cost reductions and/or payment deferrals; an increased collection effort to reduce outstanding accounts receivables; and various supply chain/inventory improvements. Our supply chain network has not been significantly disrupted and we are continuously monitoring for the impact of COVID-19.
Subsequent to March 31, 2020, in response to the outbreak, we have agreed to concessions regarding modifications to price and/or payment terms with certain customers who have been negatively impacted by COVID-19, and may negotiate additional concessions or other contract amendments regarding modifications to price and/or payment terms.

We continue to monitor the rapidly evolving situation and guidance from federal, state and local public health authorities. As such, given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. The effects of COVID-19 are not significant to our financial statements for the quarter ended March 31, 2020. However, based on current trends and if the pandemic is not substantially contained in the near future, COVID-19 may have a material adverse impact on our revenue growth as well as our overall profitability for the quarter ended June 30, 2020 and beyond, and may lead to higher sales-related, inventory-related, and operating reserves. Further, a sustained downturn may also result in a decrease in the fair value of our goodwill or other intangible assets, causing them to exceed their carrying value. This may require us to recognize an impairment to those assets.

Paycheck Protection Program Loan

The Company has applied for, and has received, funds under the Paycheck Protection Program after the period end in the amount of $3.1 million. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

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
This Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, the anticipated financial and operating results of the Company. For this purpose, forward-looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate,” “could,” “should,” “would,” “likely,” “may,” “will,” “plan,” “intend,” “believes,” “expects,” “anticipates,” “projected,” or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. Important factors that could cause the Company’s actual results to differ materially from those projected, include, for example:

•	general economic, market or business conditions unrelated to our operating performance, including the impact of the coronavirus disease 2019 (COVID-19) pandemic on the Company's business;

•	the uncertainties associated with COVID-19, including its effects on the Company’s operations, financial condition, and the demand for the Company’s products and services;

•	failure to comply with the financial covenants of our Term Facility;

•	failure to negotiate amendments to the existing Term Facility or otherwise raise additional capital from other lenders or investors;

•
uncertainties resulting from, among other things, quarantines of employees, customers, consumers, and suppliers, travel restrictions, reduced consumer spending, and closures of customer locations, manufacturing facilities, warehouses and logistics supply chains, associated with COVID-19;

•	the Company’s ability to efficiently and flexibly manage its business and financial resources amid uncertainties related to COVID-19;

•	uncertainty around the duration of the COVID-19 virus’ impact;

•	the ability of the Company to raise funds in the future through sales of securities or debt financing in order to sustain its operations if an unexpected or unusual event would occur;

•	the ability of the Company to compete with its competitors to obtain market share;

•	whether the Company’s current or future customers purchase, lease, rent or utilize ePort devices or our other products in the future at levels currently anticipated by our Company;

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Actual results or business conditions may differ materially from those projected or suggested in forward-looking statements as a result of various factors including, but not limited to, those described above, or those discussed under Item 1A. “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the "2019 Form 10-K"). We cannot assure you that we have identified all the factors that create uncertainties. Moreover, new risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. Readers should not place undue reliance on forward-looking statements.
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
The Company generates revenue in multiple ways. During the three and nine months ended March 31, 2020, we derived approximately 81% of our revenue from recurring license and transaction fees related to our ePort Connect service and approximately 19% of our revenue from equipment sales. Connections to our service stem from the sale or lease of our POS electronic payment devices, certified payment software, or the servicing of similar third-party installed POS terminals. Connections to the ePort Connect service are the most significant driver of the Company’s revenue, particularly the recurring revenue from license and transaction fees. Customers can obtain POS electronic payment devices from us in the following ways:

•	Purchasing devices directly from the Company or one of its authorized resellers;

•
Financing devices under the Company’s QuickStart Program, which are non-cancellable sixty month sales-type leases, through an unrelated equipment financing company, if available, or directly from the Company; and

•	Renting devices under the Company’s JumpStart Program, which are cancellable month-to-month operating leases.
As of March 31, 2020, highlights of the Company are below:

•	Headquarters in Malvern, Pennsylvania;

•	Over 150 employees;

•	Over 22,000 customers and approximately 1,289,000 connections to our service;

•	Three direct sales teams at the national, regional, and local customer-level and a growing number of OEMs and national distribution partners;

•	The Company’s fiscal year ends June 30th.
As indicated in our 2019 Form 10-K, as a result of our failure to comply with our periodic reporting obligations, on September 26, 2019, our securities were suspended from trading on The Nasdaq Stock Market LLC (“Nasdaq”) and are currently quoted on the OTC Markets. On October 8, 2019, and pursuant to applicable Nasdaq rules, we filed an appeal to the Nasdaq Listing and Hearing Review Council (the “Listing Council”) from the Nasdaq Hearing Panel’s determination to delist the Company’s securities from trading. On November 22, 2019, the Company received a notification that the Listing Council had affirmed the decision of the Hearing Panel to suspend trading of the Company’s securities on Nasdaq and to delist the Company’s securities. On January 29, 2020, the Company received written notification from Nasdaq that the Nasdaq Board of Directors declined to call for review of the decision of the Listing Council, and that the decision of the Listing Council represented the final action of Nasdaq relating to the decision of the Listing Council. Pursuant to applicable Nasdaq listing rules and the rules promulgated under the Securities Exchange Act of 1934, as amended, on February 4, 2020, Nasdaq issued a press release stating that it will delist the Company’s securities and will file a Form 25 with the Securities and Exchange Commission to complete the delisting. The delisting of the Company’s securities from Nasdaq became effective on February 18, 2020. Independent of and in addition to the appeal process described above, the Company has applied to relist its common stock and preferred stock on Nasdaq, and the application is currently under review by the staff of the Nasdaq Listing Qualifications Department. There can be no assurance that the listing application will be granted by Nasdaq or granted in a timely manner.

Agreement with Hudson Executive Capital LP
On April 26, 2020, the Company entered into a Letter Agreement with Hudson Executive Capital LP (“Hudson”), the largest shareholder of the Company, to appoint Lisa P. Baird, Douglas G. Bergeron, Douglas L. Braunstein, Jacob Lamm, Michael K. Passilla, Ellen Richey, Anne M. Smalling and Shannon S. Warren to the Board of Directors. The Company accepted the resignations of Kelly Ann Kay, Robert L. Metzger, Sunil Sabharwal, William J. Schoch and Ingrid S. Stafford from the Board of Directors. Pursuant to its proxy disclosure, Hudson has requested that the Company reimburse the expenses it incurred in connection with its proxy solicitation and has informed the Company that it is prepared to accept non-cash consideration for such reimbursement; the Board is considering Hudson’s request. No determination regarding the reimbursement or the possible amount of such reimbursement has been made at this time.

COVID-19 Update

A novel strain of coronavirus (COVID-19) was first identified in China in December 2019 and subsequently declared a global pandemic in March 2020 by the World Health Organization. COVID-19 containment measures began in parts of the United States in March 2020 resulting in forced closure of non-essential businesses and social distancing protocols. As a result, COVID-19 has impacted our business, significantly reducing foot traffic to distributed assets containing our electronic payment solutions and reducing discretionary spending by consumers. The Company did not observe meaningful reductions in processing volume until mid-March, when average daily processing volume decreased approximately 40%. By mid-April, processing volumes began to recover and have shown a steady improvement by approximately 30% over the mid-March levels. At this time we are unable to reasonably estimate the length of time that containment measures will be needed in the United States. Furthermore, even after containment measures are lifted there can be no assurance as to the time required to regain operations and sales at levels prior to the pandemic.

In response to the outbreak and business disruption, first and foremost, we have prioritized the health and safety of our employees by implementing work-from-home measures while continuing to diligently serve our customers. Additionally, we have created an internal task force to lead measures to protect the business in light of the volatility and uncertainty caused by the COVID-19 pandemic, including ensuring the safety of our employees and our community by implementing work from home policies, conserving liquidity, evaluating cost saving actions, partnering with customers to position USAT for renewed growth post crisis, and pausing on international expansion. The liquidity conservation and cost savings initiatives include but are not limited to: a 20% salary reduction for the senior leadership team until December 2020; deferral of all cash-based director fees until calendar year 2021; a temporary furlough of about 10% of our employee base; negotiations with and concessions from vendors in regard to cost reductions and/or payment deferrals; an increased collection effort to reduce outstanding accounts receivables; and various supply chain/inventory improvements. Our supply chain network has not been significantly disrupted and we are continuously monitoring for the impact of COVID-19.
Subsequent to March 31, 2020, in response to the outbreak, we have agreed to concessions regarding modifications to price and/or payment terms with certain customers who have been negatively impacted by COVID-19, and may negotiate additional concessions or other contract amendments regarding modifications to price and/or payment terms.

We continue to monitor the rapidly evolving situation and guidance from federal, state and local public health authorities. As such, given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. The effects of COVID-19 are not significant to our financial statements for the quarter ended March 31, 2020. However, based on current trends and if the pandemic is not substantially contained in the near future, COVID-19 may have a material adverse impact on our revenue growth as well as our overall profitability for the quarter ended June 30, 2020 and beyond, and may lead to higher sales-related, inventory-related, and operating reserves. Further, a sustained downturn may also result in a decrease in the fair value of our goodwill or other intangible assets, causing them to exceed their carrying value. This may require us to recognize an impairment to those assets.

Paycheck Protection Program Loan

The Company has applied for, and has received, funds under the Paycheck Protection Program after the period end in the amount of $3.1 million. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.
CRITICAL ACCOUNTING POLICIES

There have been no significant changes to the critical accounting policies disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.
Recent Accounting Pronouncements
See Note 2 to the interim Condensed Consolidated Financial Statements for a description of recent accounting pronouncements.

TRENDING QUARTERLY FINANCIAL DATA
The following table shows certain financial and non-financial data that management believes give readers insight into certain trends and relationships about the Company’s financial performance. We believe the first three measurements are useful in allowing management and readers to evaluate our strategy of driving growth in connections and transactions and the fourth measurement is useful in allowing management and readers to evaluate the growth of our QuickStart program and direct sales compared to the JumpStart program.

Gross new connections, net new connections, and total connections.
Connections to the Company’s service include those resulting from the sale or lease of our point of sale (“POS”) electronic payment devices, telemetry devices or certified payment software or the servicing of similar third-party installed POS terminals or telemetry devices. The Company records a connection upon shipment of an activated device or the activation of a non-device location on our platform to a customer under contract. A self-service retail location that utilizes an ePort cashless payment device as well as Seed management services constitutes only one connection. We will no longer count an existing connection as a connection following the receipt of instructions from the customer to deactivate the device or non-device location, as the case may be, upon the expiration of the applicable notice period, provided that the notice is in accordance with the terms of the customer contract. A previously installed telemeter or cashless payment system that is no longer being utilized by our customer is considered and reported as an existing connection unless and until the customer provides the appropriate notice under the contract and the applicable notice period has expired.

Net new connections during the quarter are defined as gross new connections during the quarter less deactivated connections during the quarter. We derive the majority of our revenues from license and transaction fees resulting from connections to, as well as services provided by, our ePort Connect service, and management tracks new connection growth and total connections to evaluate the effectiveness of our revenue strategy.

New customers added and total customers.
New customers are defined as new entities that have not previously purchased our hardware or services. Management uses new customer growth and total customer base to evaluate the effectiveness of our distribution and sales reach and ability to further penetrate attractive adjacent markets.

Total number of transactions and total dollar volume of transactions.
Transactions are defined as electronic payment transactions that are processed by our technology-enabled solutions. Management uses total number and dollar volume of transactions to evaluate the effectiveness of our new customer strategy and ability to leverage existing customers and partners.

Financing structure of connections.
The financing structure of connections is determined by identifying the gross new connections during the quarter and determining which connections were due to devices financed by the JumpStart program compared to connections due to devices financed by the QuickStart program or purchased outright. We monitor this metric as we are able to increase cash collections from direct sales to customers or under QuickStart sales by utilizing lease companies which improves cash provided by operating activities.

Five Quarter Select Key Performance Indicators Including Connections

	As of and for the three months ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Connections:
Gross new connections	37,000	45,000	49,000	47,000	51,000
Net new connections	34,000	40,000	46,000	43,000	46,000
Total connections	1,289,000	1,255,000	1,215,000	1,169,000	1,126,000
Customers:
New customers added	1,100	900	900	825	925
Total customers	22,300	21,200	20,300	19,400	18,575
Volumes:
Total number of transactions (millions)	237.3	243.4	232.7	229.6	217.2
Total volume (millions)	$462.7	$476.4	$461.2	$453.0	$420.3
Financing structure of connections:
JumpStart	1.4%	4.3%	3.4%	10.1%	1.8%
QuickStart & all others (a)	98.6%	95.7%	96.6%	89.9%	98.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

a)	Includes credit sales with standard trade receivable terms.
Highlights of USAT’s connections for the quarter ended March 31, 2020 include:

•	34,000 additional net new connections during the quarter; and

•	1,289,000 total connections to our service compared to the same quarter last year of approximately 1,126,000 total connections to our service, an increase of 163,000 connections, or 14%.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Revenue and Gross Profit

	Three months ended March 31,		Percent Change
($ in thousands)	2020	2019
Revenue:
License and transaction fees	$34,961	$31,515	10.9%
Equipment sales	8,137	6,189	31.5%
Total Revenue	43,098	37,704	14.3%

Costs of sales:
Cost of services	22,244	20,307	9.5%
Cost of equipment	9,856	7,444	32.4%
Total costs of sales	32,100	27,751	15.7%

Gross profit:
License and transaction fees	12,717	11,208	13.5%
Equipment sales	(1,719)	(1,255)	(37.0)%
Total gross profit	$10,998	$9,953	10.5%
Revenue.  Total revenue increased $5.4 million for the three months ended March 31, 2020 compared to the same period in 2019.  The change in total revenue resulted from a $3.4 million increase in license and transaction fee revenue for the three months ended March 31, 2020 compared to the same period in 2019, driven primarily by the increase in connection count which caused an increase in license fee and processing fees, and a $1.9 million increase in equipment revenue for the three months ended March 31, 2020 compared to the same period in 2019 driven primarily by higher shipments compared to the same period last year.
Cost of sales. Cost of sales increased $4.3 million for the three months ended March 31, 2020 compared to the same period in 2019.  The increase was driven by a $1.9 million increase in cost of services driven primarily by an increase in transaction processing costs following the increase in transactions processed during the quarter and a $2.4 million increase in cost of equipment sales, resulting from an increase in equipment revenue due to higher shipments compared to the same period last year.
Gross margin. Total gross margin decreased 0.9%, from 26.4% for the three months ended March 31, 2019 to 25.5% for the three months ended March 31, 2020.  The change in our gross margin was driven primarily by a decrease in equipment margin from a loss of 20.3% for the three months ended March 31, 2019 to a loss of 29.0% for the three months ended March 31, 2020. The increase in the loss on our equipment margin was due to the low margin the company recognized on a large shipment in the third quarter compared to the same period in 2019. License and transaction margin increased to 36.4% for the three months ended March 31, 2020 compared to 35.6% for the same period in 2019.
Operating Expenses

	Three months ended March 31,		Percent Change
Category ($ in thousands)	2020	2019
Selling, general and administrative expenses	$20,069	$11,156	79.9%
Investigation and restatement expenses	—	1,408	NM
Integration and acquisition costs	—	24	NM
Depreciation and amortization	1,107	1,083	2.2%
Total operating expenses	$21,176	$13,671	54.9%
____________
NM — not meaningful

Selling, general and administrative expenses.  Selling, general and administrative expenses increased approximately $8.9 million for the three months ended March 31, 2020, as compared to the same period in 2019.  This change was primarily driven by a $4.5 million increase in professional services costs primarily related to the Company's restatement project and related audit and legal activities that were not included in one-time costs, a $2.0 million increase in employment related costs, a $2.6 million legal contingency accrual related to ongoing litigation, and a $0.3 million reduction in other selling, general and administrative expenses.
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
Integration and acquisition costs. The Company did not incur integration and acquisition costs for the three months ended March 31, 2020. Integration and acquisition costs were $24 thousand for the three months ended March 31, 2019 due to the completion of the Cantaloupe acquisition.
Depreciation and amortization.  Depreciation and amortization expense was consistent with the same period in 2019.
Other Income (Expense), Net

	Three months ended March 31,		Percent Change
($ in thousands)	2020	2019
Other income (expense):
Interest income	$411	$348	18.1%
Interest expense	(683)	(913)	(25.2)%
Change in fair value of derivative	1,070	—	NM
Total other income (expense), net	$798	$(565)	(241.2)%
____________
NM — not meaningful
Other income (expense), net.  Other income (expense), net increased approximately $1.4 million for the three months ended March 31, 2020 as compared to the same period in 2019. This change was primarily driven by the change in fair value of the Company's derivative related to the Antara debt.
Income Taxes

	Three months ended March 31,		Percent Change
($ in thousands)	2020	2019
Benefit (provision) for income taxes	$85	$(23)	(469.6)%
Income taxes.  For the three months ended March 31, 2020, a tax benefit of $85 thousand was recorded which primarily relates to the Company's uncertain tax positions, as well as state income and franchise taxes. As of March 31, 2020, the Company had a total unrecognized income tax benefit of $0.2 million. The Company is actively working with the tax authorities related to the majority of this uncertain tax position and it is reasonably possible that a majority of the uncertain tax position will be settled within the next 12 months. The provision is based upon actual loss before income taxes for the three months ended March 31, 2020, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.
For the three months ended March 31, 2019, a tax provision of $23 thousand was recorded which primarily relates to state income and franchise taxes. The provision is based upon actual loss before income taxes for the three months ended March 31, 2019, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.

Reconciliation of Net Loss to Adjusted EBITDA

	Three months ended March 31,
($ in thousands)	2020	2019
Net loss	$(9,295)	$(4,306)
Less: interest income	(411)	(348)
Plus: interest expense	683	913
Plus (less): income tax provision (benefit)	(85)	23
Plus: depreciation expense	916	1,143
Plus: amortization expense	784	784
EBITDA	(7,408)	(1,791)
Plus: stock-based compensation	421	421
Less: change in fair value of derivative	(1,070)	—
Plus: litigation related professional expenses	2,138	186
Plus: investigation and restatement expenses	—	1,408
Plus: integration and acquisition costs	—	24
Adjustments to EBITDA	1,489	2,039
Adjusted EBITDA	$(5,919)	$248
As used herein, Adjusted EBITDA represents net income (loss) before interest income, interest expense, income taxes, depreciation, amortization, non-recurring fees and charges that were incurred in connection with the acquisition and integration of businesses, non-recurring fees and charges that were incurred in connection with the Audit Committee investigation and financial statement restatement activities, class action litigation and activist related expenses, changes in the fair value of our derivative, and stock-based compensation expense.
We have excluded the non-cash expense, stock-based compensation, as it does not reflect our cash-based operations. Consistent with the exclusion of debt interest expense from EBITDA, the debt-related derivative gain recorded for the third quarter was also excluded from adjusted EBITDA. We have excluded the non-recurring costs and expenses incurred in connection with business acquisitions in order to allow more accurate comparison of the financial results to historical operations. We have excluded the professional fees incurred in connection with the class action litigation and the activist related matters as well as the non-recurring costs and expenses related to the Audit Committee investigation and financial statement restatement activities because we believe that they represent charges that are not related to our operations.
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

Reconciliation of Net Loss to Non-GAAP Net Loss

	Three months ended March 31,
($ in thousands)	2020	2019
Net loss	$(9,295)	$(4,306)
Non-GAAP adjustments:
Non-cash portion of income tax provision	5	5
Amortization expense	784	784
Stock-based compensation	421	421
Change in fair value of derivative	(1,070)	—
Litigation related professional fees	2,138	186
Investigation and restatement expenses	—	1,408
Integration and acquisition costs	—	24
Non-GAAP net loss	$(7,017)	$(1,478)
As used herein, non-GAAP net loss represents GAAP net loss excluding costs or benefits relating to any non-cash portions of the Company’s income tax provision, amortization expense related to our acquisition-related intangibles, non-recurring fees and charges that were incurred in connection with the acquisition and integration of businesses, non-recurring fees and charges that were incurred in connection with the Audit Committee investigation and financial statement restatement activities, class-action litigation or activist related expenses, changes in the fair value of our derivative, and stock-based compensation expense.
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

Nine Months Ended March 31, 2020 Compared to Nine Months Ended March 31, 2019
Revenue and Gross Profit

	Nine months ended March 31,		Percent Change
($ in thousands)	2020	2019
Revenue:
License and transaction fees	$105,324	$89,919	17.1%
Equipment sales	25,184	16,039	57.0%
Total Revenue	130,508	105,958	23.2%

Costs of sales:
Cost of services	66,912	58,141	15.1%
Cost of equipment	28,420	17,371	63.6%
Total costs of sales	95,332	75,512	26.2%

Gross profit:
License and transaction fees	38,412	31,778	20.9%
Equipment sales	(3,236)	(1,332)	(142.9)%
Total gross profit	$35,176	$30,446	15.5%
Revenue.  Total revenue increased $24.6 million for the nine months ended March 31, 2020 compared to the same period in 2019.  The growth in total revenue resulted from a $15.4 million increase in license and transaction fee revenue for the nine months ended March 31, 2020 compared to the same period in 2019, mostly driven by the increase in connection count which generated an increase in license fee and processing fees, and a $9.1 million increase in equipment revenue for the nine months ended March 31, 2020 compared to the same period in 2019 driven primarily by the 120,000 new net connections delivered for the nine months ended March 31, 2020 compared to 98,000 new net connections delivered in the same period in 2019. This 22,000 increase in new net connections represents a 22 percent increase year over year.
Cost of sales. Cost of sales increased $19.8 million for the nine months ended March 31, 2020 compared to the same period in 2019.  The increase was driven by a $8.8 million increase in cost of services driven by an increase in transaction processing costs following the increase in transactions processed for the period and a $11.0 million increase in cost of equipment sales, resulting from higher shipments compared to the same period last year.
Gross margin. Total gross margin decreased 1.8%, from 28.7% for the nine months ended March 31, 2019 to 27.0% for the nine months ended March 31, 2020.  The decrease was driven primarily by a lower equipment margin resulting from a large equipment sale made to a strategic customer during the first three quarters of fiscal year 2020, reflecting our strategy of using equipment sales as an enabler for driving longer-term, higher margin license and transaction fees. License and transaction margin increased to 36.5% for the nine months ended March 31, 2020 compared to 35.3% for the same period in 2019.
Operating Expenses

	Nine months ended March 31,		Percent Change
Category ($ in thousands)	2020	2019
Selling, general and administrative expenses	$56,876	$31,537	80.3%
Investigation and restatement expenses	4,303	13,122	(67.2)%
Integration and acquisition costs	—	1,127	NM
Depreciation and amortization	3,209	3,359	(4.5)%
Total operating expenses	$64,388	$49,145	31.0%
____________
NM — not meaningful
Selling, general and administrative expenses.  Selling, general and administrative expenses increased approximately $25.3 million for the nine months ended March 31, 2020, as compared to the same period in 2019.  This change was primarily driven by a $15.3 million increase in professional services costs primarily related to the Company's restatement project and related audit and legal activities that were not included in one-time costs, a $6.3 million increase in employment related costs, and a $2.6 million legal contingency accrual related to ongoing litigation.
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
Integration and acquisition costs. The Company did not incur integration and acquisition costs for the nine months ended March 31, 2020. Integration and acquisition costs were $1.1 million for the nine months ended March 31, 2019 due to the completion of the Cantaloupe acquisition.
Depreciation and amortization.  Depreciation and amortization expense was consistent with the same period in 2019.
Other Income (Expense), Net

	Nine months ended March 31,		Percent Change
($ in thousands)	2020	2019
Other income (expense):
Interest income	$988	$1,245	(20.6)%
Interest expense	(1,981)	(2,518)	(21.3)%
Change in fair value of derivative	1,070	—	NM
Total other income (expense), net	$77	$(1,273)	(106.0)%
____________
NM — not meaningful
Other income (expense), net.  Other income (expense), net increased approximately $1.4 million for the nine months ended March 31, 2020 as compared to the same period in 2019. This change was primarily driven by the change in fair value of the Company's derivative related to the Antara debt.
Income Taxes

	Nine months ended March 31,		Percent Change
($ in thousands)	2020	2019
Provision for income taxes	$(46)	$(60)	(23.3)%
Income taxes.  For the nine months ended March 31, 2020, a tax provision of $46 thousand was recorded which primarily relates to the Company's uncertain tax positions, as well as state income and franchise taxes. As of March 31, 2020, the Company had a total unrecognized income tax benefit of $0.2 million. The Company is actively working with the tax authorities related to the majority of this uncertain tax position and it is reasonably possible that a majority of the uncertain tax position will be settled within the next 12 months. The provision is based upon actual loss before income taxes for the nine months ended March 31, 2020, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.
For the nine months ended March 31, 2019, a tax provision of $60 thousand was recorded which primarily relates to state income and franchise taxes. The provision is based upon actual loss before income taxes for the nine months ended March 31, 2019, as the use of an estimated annual effective income tax rate does not provide a reliable estimate of the income tax provision.

Reconciliation of Net Loss to Adjusted EBITDA

	Nine months ended March 31,
($ in thousands)	2020	2019
Net loss	$(29,181)	$(20,032)
Less: interest income	(988)	(1,245)
Plus: interest expense	1,981	2,518
Plus: income tax provision	46	60
Plus: depreciation expense	2,840	3,530
Plus: amortization expense	2,353	2,369
EBITDA	(22,949)	(12,800)
Plus: stock-based compensation	2,453	1,393
Less: change in fair value of derivative	(1,070)	—
Plus: litigation related professional expenses	3,367	289
Plus: investigation and restatement expenses	4,303	13,122
Plus: integration and acquisition costs	—	1,127
Adjustments to EBITDA	9,053	15,931
Adjusted EBITDA	$(13,896)	$3,131
As used herein, Adjusted EBITDA represents net income (loss) before interest income, interest expense, income taxes, depreciation, amortization, non-recurring fees and charges that were incurred in connection with the acquisition and integration of businesses, non-recurring fees and charges that were incurred in connection with the Audit Committee investigation and financial statement restatement activities, class action litigation and activist related expenses, changes in the fair value of our derivative, and stock-based compensation expense.
We have excluded the non-cash expense, stock-based compensation, as it does not reflect our cash-based operations. Consistent with the exclusion of debt interest expense from EBITDA, the debt-related derivative gain recorded for the third quarter was also excluded from adjusted EBITDA. We have excluded the non-recurring costs and expenses incurred in connection with business acquisitions in order to allow more accurate comparison of the financial results to historical operations. We have excluded the professional fees incurred in connection with the class action litigation and the activist related matters as well as the non-recurring costs and expenses related to the Audit Committee investigation and financial statement restatement activities because we believe that they represent charges that are not related to our operations.
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

Reconciliation of Net Loss to Non-GAAP Net Loss

	Nine months ended March 31,
($ in thousands)	2020	2019
Net loss	$(29,181)	$(20,032)
Non-GAAP adjustments:
Non-cash portion of income tax provision	15	14
Amortization expense	2,353	2,369
Stock-based compensation	2,453	1,393
Change in fair value of derivative	(1,070)	—
Litigation related professional fees	3,367	289
Investigation and restatement expenses	4,303	13,122
Integration and acquisition costs	—	1,127
Non-GAAP net loss	$(17,760)	$(1,718)
As used herein, non-GAAP net loss represents GAAP net loss excluding costs or benefits relating to any non-cash portions of the Company’s income tax provision, amortization expense related to our acquisition-related intangibles, non-recurring fees and charges that were incurred in connection with the acquisition and integration of businesses, non-recurring fees and charges that were incurred in connection with the Audit Committee investigation and financial statement restatement activities, class-action litigation or activist related expenses, changes in the fair value of our derivative, and stock-based compensation expense.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash used in operating activities was $17.6 million for the nine months ended March 31, 2020 compared to cash used of $25.7 million in the same period in fiscal year 2019. The change reflects a change in net expense for non-cash operating activities of $1.7 million, and net cash provided by the change in various operating assets and liabilities of $18.9 million. The change in operating assets and liabilities is primarily driven by the change of accounts receivable of $8.4 million and change of inventory of $7.6 million.
Cash used in investing activities was $1.7 million for the nine months ended March 31, 2020 compared to cash used of $3.1 million in the same period in fiscal year 2019, primarily driven by a decrease in equipment purchases for rental equipment compared to the same period last year.
Cash provided by financing activities was $17.7 million for the nine months ended March 31, 2020 compared to cash used of $22.4 million in the same period in fiscal year 2019. The change was primarily due to proceeds received from the Term Facility and equity financing provided by Antara, offset by payments of issuance fees for the Term Facility and the repayment of the Term Loan and Revolving Credit Facility.
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
Pursuant to a Stock Purchase Agreement dated October 9, 2019 between the Company and Antara Capital Master Fund LP (“Antara”), the Company sold to Antara 3,800,000 shares of the Company’s common stock at a price of $5.25 per share for gross proceeds of $19,950,000. Antara qualifies as an accredited investor under Rule 501 of the Securities Act of 1933, as amended (the "Act"), and the offer and sale of the shares was exempt from registration under Section 4(a)(2) of the Act. Antara agreed not to dispose of the shares for a period of 90 days from the closing date. In connection with the private placement, William Blair & Company, L.L.C. (“Blair”) acted as exclusive placement agent for the Company and received a cash placement fee of $1.2 million. In connection with the Stock Purchase Agreement, the Company also entered into a registration rights agreement with Antara, pursuant to which the Company agreed, at its expense, to file a registration statement under the Act with the Securities and Exchange Commission covering the resale of the shares by Antara. Subsequently, Antara and the Company agreed to terminate the obligation of the Company to register the shares in exchange for a payment of approximately $1.2 million by the Company to Antara which was made during the three months ended March 31, 2020.
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
The Company is required to be in compliance with financial covenants related to the minimum fixed charge coverage ratio beginning with the fiscal quarter ending June 30, 2020, maximum capital expenditures beginning with the fiscal quarter ending December 31, 2019, and minimum consolidated EBITDA beginning with the fiscal year ending June 30, 2020. As of March 31, 2020, the Company was in compliance with its capital expenditures financial covenant.
The Company is evaluating its options with respect to the Financing Agreement, including all rights and remedies that may be available to it. Based upon the current financial forecast for the fourth quarter of fiscal year 2020, without a refinancing or modification of existing terms within the Term Facility, the Company anticipates that as of June 30, 2020, it is highly likely the Company will not be in compliance with the minimum fixed charge coverage ratio and the minimum consolidated EBITDA of its Term Facility. Unless the Commitment Letter is rescinded, amended, or replaced, noncompliance would represent an event of default under the Term Facility, and, following the request of the Required Lenders (as such term is defined in the Term Facility), all unpaid principal of $15.0 million and accrued interest to Antara would immediately become due, in addition to a $0.8 million prepayment premium. In addition, all of the Company's unamortized issuance costs and debt discount related to the Term Facility would be recognized upon repayment of the loan as interest expense in the period of repayment, which as of March 31, 2020 was $2.7 million.

As of June 30, 2019 the Company disclosed potential sales tax and related interest liabilities, which the Company estimated to be $18.2 million in the aggregate as of March 31, 2020. The Company has since engaged additional advisors to help evaluate such potential liabilities and the amount and timing of any such payments.
During the three months ended March 31, 2020, the Company reached a settlement of a shareholder class action lawsuit pending in federal court, and anticipates the payment of approximately $2.6 million toward that settlement in addition to amounts to be paid by the Company’s insurers. As discussed in Note 13, those amounts are contingent upon certain future events, but are expected to be paid during the next 12 months.
The Company has the following primary sources of capital available: (1) cash and cash equivalents on hand of $25.9 million as of March 31, 2020; (2) the cash which may be provided by operating activities; and (3) an aggregate amount of $15 million under the Term Facility to be drawn between July 31, 2020 and April 30, 2021 as described above, if the Term Facility were to be modified with similar draw terms. In addition, management has recently implemented efficiencies in working capital that are designed to increase our cash balances.
The Company is currently evaluating a variety of financing alternatives, including but not limited to negotiating modifications to the existing Term Facility. The Company has received a communication from an investor that it will provide sufficient financing in the event that the Company and Antara fail to agree to modifications to the existing Term Facility and other financing alternatives are not in place. The Company believes that its current financial resources, together with cash generated by operations and the financing available from the investor, if needed, will be sufficient to fund its current twelve-month operating budget from the date of issuance of these consolidated financial statements, alleviating any substantial doubt raised by the potential breach in our Term Facility with Antara.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates on our cash investments, which earn a floating rate of interest. The uncertainty that exists with respect to the economic impact of the global coronavirus (COVID-19) pandemic has introduced significant volatility in the financial markets. We invest our excess cash in money market funds that we believe are highly liquid and marketable in the short term. These investments are not held for trading or other speculative purposes. Consequently, our exposure to market risks for interest rate changes related to our money market funds is not material.

In addition, as described above under Item 1A - “Risk Factors”, there may be implications on our business with regard to the COVID-19.

Market risks related to fluctuations of foreign currencies are not material.
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
(b) Changes in Internal Control over Financial Reporting

Other than the remediation actions disclosed in Item 9A. of the 2019 Form 10-K, there were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As discussed in Item 9A. of our 2019 Form 10-K, we have implemented a broad range of remedial procedures to address the material weaknesses in our internal control over financial reporting. These remedial procedures entailed significant changes in our internal control over financial reporting throughout the course of the fiscal year ended June 30, 2019 and were not complete as of March 31, 2020, and will continue through fiscal year 2020, with the goal to fully remediate all remaining material weaknesses by fiscal year end.

Part II - Other Information
Item 1. Legal Proceedings.

Eastern District of Pennsylvania Consolidated Shareholder Class Actions

As previously reported, various putative shareholder class action complaints had been filed in the United States District Court for the District of New Jersey against the Company, its chief executive officer and chief financial officer at the relevant time, its directors at the relevant time, and the investment banks who served as underwriters in the May 2018 follow-on public offering of the Company (the “Underwriters”). These complaints alleged violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These various actions were consolidated by the Court into one action (the “Consolidated Action”), and the Court granted the Motion to Transfer filed by the Company and its former chief executive officer, and transferred the Consolidated Action to the United States District Court for the Eastern District of Pennsylvania, Docket No. 19-cv-04565. On November 20, 2019, Plaintiff filed an amended complaint, and defendants filed motions to dismiss on February 3, 2020. The Court has not yet ruled on the motions to dismiss. The parties participated in a private mediation on February 27, 2020 which resulted in a settlement. On May 29, 2020, the plaintiffs filed documents with the Court seeking preliminary approval of the settlement, with the defendants supporting approval of the settlement. On June 9, 2020, the Court granted preliminary approval of the settlement and issued a scheduling order for further action on the settlement. The settlement provides for a payment of $15.3 million which includes all administrative costs and plaintiff’s attorneys’ fees and expenses. The Company’s insurance carriers are anticipated to pay approximately $12.7 million towards the settlement and the Company is anticipated to pay approximately $2.6 million towards the settlement, which has been recorded as a liability in the accompanying condensed consolidated financial statements. Payments will not be distributed pursuant to the settlement until and unless an opt-out process is completed successfully and the Court grants final approval of the settlement. The Company expects but cannot assure that those events will occur later in the calendar year. Should the settlement not be approved the parties will resume litigation of the claims.

Chester County, Pennsylvania Class Action

As previously reported, a putative shareholder class action complaint was filed against the Company, its chief executive officer and chief financial officer at the relevant time, its directors at the relevant time, and the Underwriters, in the Court of Common Pleas, Chester County, Pennsylvania, Docket No. 2019-04821-MJ. The complaint alleged violations of the Securities Act of 1933, as amended. As also previously reported, on September 20, 2019 the Court granted the defendants’ Petition for Stay and stayed the Chester County action until the Consolidated Action reaches a final disposition. On October 18, 2019, plaintiff filed an appeal to the Pennsylvania Superior Court from the Order granting defendants’ Petition for Stay, Docket No. 3100 EDA 2019. On December 6, 2019, the Pennsylvania Superior Court issued an Order stating that the Stay Order does not appear to be final or otherwise appealable and directed plaintiff to show cause as to the basis of the Pennsylvania Superior Court’s jurisdiction. The plaintiff filed a Response to the Order to Show Cause on December 16, 2019, and the defendants filed an Application to Quash Appeal on December 26, 2019. On February 20, 2020, the Pennsylvania Superior Court quashed the appeal.

Subpoena

During the three months ended March 31, 2020, the Company responded to a subpoena received from the U.S. Department of Justice that sought records regarding Company activities that occurred during prior financial reporting periods, including restatements. The Company is cooperating fully with the agency’s queries.

HEC Master Fund LP Lawsuit

On November 15, 2019, HEC filed a lawsuit against the Company and its directors at the relevant time in the Court of Common Pleas of Chester County, Pennsylvania, Docket No. 2019-11640-MJ. The lawsuit alleged that the directors’ adoption of an amendment to the Company’s bylaws that prohibited shareholders from calling a special meeting of shareholders until the Company’s next annual meeting of shareholders, along with other efforts by the directors to prevent HEC from soliciting consents to call a special meeting of shareholders, constituted impermissible entrenchment and interference with the shareholder franchise in violation of Pennsylvania law. On November 22, 2019, the Court, with the consent of HEC and the Company, ordered the Company to call and hold its annual meeting of shareholders on or before April 30, 2020. The Court also ordered that the directors stand for election at the annual meeting in accordance with the bylaws and prohibited the board of directors from making further amendments of any kind to the bylaws prior to the annual meeting. Following the entry of that order, HEC voluntarily discontinued the lawsuit. On March 27, 2020, HEC moved to strike the discontinuance and hold the Company in contempt of the Court’s November 22, 2019 order. On April 26, 2020, the parties entered into a Letter Agreement pursuant to which HEC’s action was dismissed with prejudice.

HEC Master Fund LP Shareholder Demand

By letter dated February 12, 2020, HEC demanded that the Board of Directors investigate, remedy and commence proceedings against certain of the Company’s current and former officers and directors and other responsible parties for breach of fiduciary duties. The matters alleged to constitute breaches of duty related to the matters raised by HEC during the contest for the election of directors at the 2020 annual meeting. On April 26, 2020, the parties entered into a Letter Agreement pursuant to which HEC withdrew its shareholder demand for board action.

Item 1A. Risk Factors.

Our results of operations may be adversely impacted by the COVID-19 pandemic depending on when the pandemic is contained.

The global spread of the COVID-19 pandemic has created significant volatility, uncertainty and economic disruption on our business. Electronic payment transaction volume within unattended markets has decreased significantly since the pandemic accelerated in the United States in March 2020, as government authorities have imposed forced closure of non-essential businesses and social distancing protocols, significantly reducing foot traffic to distributed assets containing our electronic payment solutions and reducing discretionary spending by consumers.

The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we are not able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; and the impact of the pandemic on economic activity and actions taken in response. Furthermore, even after containment measures are lifted there can be no assurance as to the time required to regain operations and sales at levels prior to the pandemic. There may also be increased marketplace consolidation as companies are challenged to respond to the COVID-19 impact.

A sustained downturn may also result in a decrease in the fair value of our goodwill or other intangible assets, causing them to exceed their carrying value. This may require us to recognize an impairment to those assets. The effects of the pandemic, including remote working arrangements for employees, may also impact our financial reporting systems and internal control over financial reporting, including our ability to ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Further, the COVID-19 pandemic could decrease consumer spending, adversely affect demand for our technology and services, cause one or more of our customers and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts, affect the ability of our sales team to travel to potential customers, impact expected spending from new customers and negatively impact collections of accounts receivable, all of which could adversely affect our business, results of operations and financial condition. Subsequent to March 31, 2020, in response to the outbreak, we have agreed to concessions regarding modifications to price and/or payment terms with certain customers who have been negatively impacted by COVID-19, and may negotiate additional concessions or other contract amendments regarding modifications to price and/or payment terms.

It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, results of operations or financial condition at this time.

Failure to comply with any of the covenants could result in an event of default which may accelerate our outstanding indebtedness or other obligations and have a material adverse impact on our business, liquidity position and financial position.

The Term Facility contains financial covenants requiring compliance with financial covenants related to the minimum fixed charge coverage ratio beginning with the fiscal quarter ending June 30, 2020, maximum capital expenditures beginning with the fiscal quarter ending December 31, 2019, and minimum consolidated EBITDA beginning with the fiscal year ending June 30, 2020. Based upon the current financial forecast for the fourth quarter of fiscal year 2020, without a refinancing, rescission of the Commitment Letter, or modification of existing terms within the Term Facility, the Company anticipates that as of June 30, 2020, it is highly likely the Company will not be in compliance with the minimum fixed charge coverage ratio and the minimum consolidated EBITDA of its Term Facility.

Without a refinancing or modification of existing terms within the Term Facility, noncompliance with the Commitment Letter’s covenants could have materially adverse impacts on the Company's financial condition and would represent an event of default under the Term Facility, and, following the request of the Required Lenders (as such term is defined in the Term Facility), all unpaid principal and accrued interest would immediately become due. We are currently evaluating our options with respect to the Financing Agreement, including all rights and remedies that may be available to us. There is no guarantee that we will be able to reach any agreement with our lenders under the Term Facility in relation to a potential breach of our minimum fixed charge coverage ratio and the minimum consolidated EBITDA, or otherwise maintain compliance with all applicable covenants under our financial arrangements.

A failure to comply with our covenants, including our minimum fixed charge coverage ratio and the minimum consolidated EBITDA under the Term Facility, if they are not modified, may result in an event of default and have a material adverse impact on our business, liquidity position and financial position. If we are subject to and unable to comply with such covenants, we may have to enter into another credit agreement or debt financing arrangements which may contain restrictive covenants or limitations on our ability to efficiently manage our balance sheet. If we decide to raise additional capital through an equity offering, such an offering would dilute existing holders of our common stock who do not participate in the offering.

We may not be entitled to forgiveness of our recently received Paycheck Protection Program Loan, and our application for the Paycheck Protection Program Loan could in the future be determined to have been impermissible.

In the fourth quarter of fiscal year 2020, we received loan proceeds of approximately $3.1 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). We intend to use the PPP Loan in accordance with the provisions of the CARES Act. The PPP Loan, if not forgiven, bears interest at a rate of 1.00% per annum, and is subject to the standard terms and conditions applicable to loans administered by the SBA under the CARES Act.

Under the CARES Act, as amended in June 2020, loan forgiveness is generally available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the Covered Period, which is 8 weeks or 24 weeks (at the election of the Company) beginning on the date of the first disbursement of the PPP Loan. The amount of the PPP Loan eligible to be forgiven may be reduced in certain circumstances, including as a result of certain headcount or salary reductions. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our workforce, our need for additional funding to continue operations, and our ability to access alternative forms of capital in the current market environment to offset the effects of the COVID -19 pandemic. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the CARES Act. The certification described above is subject to interpretation.

On April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that given our circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have not been in compliance with these requirements or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties. Should we be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness of the PPP Loan or otherwise, such audit or review could result in the diversion of management’s time and attention and the incurrence of additional costs. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

In addition to the other information set forth in this report, you should carefully consider the risks set forth in the risk factors described in Part I, Item 1A of the Company's June 30, 2019 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our June 30, 2019 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results.

Item 3. Defaults Upon Senior Securities.

There were no defaults on any senior securities. On February 1, 2020, an additional $334 thousand of dividends were accrued on our cumulative Series A Convertible Preferred Stock. The total accrued and unpaid dividends on our Series A Convertible Preferred Stock as of March 31, 2020 was $20.8 million. The dividend accrual dates for our Preferred Stock are February 1 and August 1. The annual cumulative dividend on our Preferred Stock is $1.50 per share.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, as amended through May 29, 2020 (Redline version).

3.2	Amended and Restated Bylaws, as amended through May 4, 2020 (Redline version).

4.1
Amendment No. 1 to Rights Agreement, dated April 28, 2020, by and between USA Technologies and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 28, 2020) (File No. 001-33365).

10.1**
Payment Solutions Agreement between the Company, First Data Merchant Services LLC and Wells Fargo Bank, N.A., dated March 20, 2020 (portions of this exhibit were redacted pursuant to a confidential treatment request).

10.2*	Employment Agreement between the Company and Michael Wasserfuhr dated February 28, 2020.

10.3*	Employment Agreement between the Company and Glen E. Goold dated March 2, 2020.

10.4*	Employment Agreement between the Company and William T. Haines dated January 7, 2020.

10.5*
Employment Agreement dated February 28, 2020, by and between the Company and Donald W. Layden, Jr.(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 2, 2020) (File No. 001-33365).

10.6*
First Amendment to Employment Agreement, dated April 26, 2020, by and between USA Technologies, Inc. and Donald W. Layden, Jr (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 27, 2020) (File No. 001-33365).

10.7*
Separation Agreement and Release, dated May 10, 2020, between USA Technologies, Inc. and Donald W. Layden, Jr. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 13, 2020) (File No. 001-33365).

10.8*
Employment Agreement, dated May 8, 2020, between USA Technologies, Inc. and Sean Feeney (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 13, 2020) (File No. 001-33365).

10.9*
Non-Qualified Stock Option Agreement, dated May 8, 2020, between USA Technologies, Inc. and Sean Feeney (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 13, 2020) (File No. 001-33365).

10.10*	First Amendment to the USA Technologies, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 26, 2020) (File No. 001-33365).

10.11*
Restricted Stock Unit Award Agreement, dated May 29, 2020, between USA Technologies, Inc. and Anant Agrawal (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 3, 2020) (File No. 001-33365).

10.12
Amendment to Registration Rights Agreement by and between the Company and Antara Capital Master Fund LP dated January 31, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 6, 2020) (File No. 001-33365).

10.13
Letter Agreement, dated April 26, 2020, by and between USA Technologies, Inc. and Hudson Executive Capital LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 27, 2020) (File No.001-33365).

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

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on June 24, 2020, formatted in Extensible Business Reporting Language (XBRL): (1) the Consolidated Balance Sheets as of March 31, 2020 and June 30, 2019, (2) the Consolidated Statements of Operations for the three-month and nine-month periods ended March 31, 2020 and 2019, (3) the Consolidated Statements of Shareholders’ Equity for the nine-month periods ended March 31, 2020 and 2019, (4) the Consolidated Statements of Cash Flows for the nine-month periods ended March 31, 2020 and 2019, and (5) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report.

**	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TECHNOLOGIES, INC.

Date: June 24, 2020	/s/ Sean Feeney
Sean Feeney
Chief Executive Officer

Date: June 24, 2020	/s/ Michael Wasserfuhr
Michael Wasserfuhr
Chief Financial Officer